Form 10-K
period 1993-12-25
OFFICE DEPOT INC
filed 1994-03-25
CIK 800240

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

/x/                Annual Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934 (Fee required)

                  For the fiscal year ended December 25, 1993

/ /         Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 (No fee required)
                   for the transition period from          to

                         Commission file number 1-10948

                               OFFICE DEPOT, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                            59-2663954
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

2200 Old Germantown Road, Delray Beach, Florida                 33445
  (Address of principal executive offices)                    (Zip Code)

        Registrant's telephone number, including area code: 407/278-4800

          Securities registered pursuant to Section 12(b) of the Act:

                                                                                 Name of each exchange on
                            Title of each class                                       which registered
                            -------------------                               -----------------------------
                  Common Stock, par value $0.01 per share                        New York Stock Exchange
 Liquid Yield Option Notes due 2007 convertible into Common Stock                New York Stock Exchange
 Liquid Yield Option Notes due 2008 convertible into Common Stock                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:          None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x             No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   x

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 18, 1994 was approximately $3,150,146,243.

  As of March 18, 1994, the Registrant had 96,197,738 shares of Common Stock outstanding.

                      Documents Incorporated by Reference

         Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 25, 1993, are incorporated by reference in Part II and the Proxy Statement to be mailed to stockholders on or about April 14, 1994 for the Annual Meeting to be held on May 18, 1994, are incorporated by reference in Part III.

Exhibit Index on Sequentially Numbered Page
Page 1 of

                                     PART I


ITEM 1.          BUSINESS.

GENERAL

                 Office Depot, Inc. (the "Company") operates the largest chain of high-volume retail office supply stores in the United States, with 344 stores in 33 states and the District of Columbia and 18 stores in 5 Canadian provinces. The Company sells high-quality, brand-name office products at significant discounts primarily to small- and medium-sized businesses. The Company's stores utilize a "warehouse" format and carry a wide selection of merchandise, including general office supplies, business machines and computers, office furniture and other business-related products.

                 The Company also operates five delivery centers and a full-service contract stationer business serving medium- and large-sized businesses in the United States through twelve contract stationer warehouses. The Company is one of the leading full service contract stationers and office furniture dealers in the western United States and Texas through its contract stationer division. The Company, through this division, sells its products primarily to medium- and large-sized businesses (generally, organizations with over 75 white-collar employees), schools and other educational institutions and governmental agencies. The Company provides its customers access to a broad selection of office supplies and office furniture, as well as specialized resources and services designed to aid its customers in achieving improved efficiencies and significant reduction in their overall office supplies and office furniture costs, including electronic ordering, stockless office procurement and business forms management services (which reduce customer needs for office supplies storage facilities), desktop delivery programs (which reduce customer personnel requirements) and comprehensive product utilization reports.

                 The Company's business strategy is to enhance the sales and profitability of its existing stores, to add new stores in locations where the Company can achieve a significant market presence and to expand its contract stationer business. Through expansion, the Company seeks to increase efficiencies in operations, purchasing, marketing and management. During 1993, the Company added 67 new stores. The Company intends to open approximately 60 to 70 stores and additional delivery centers during 1994.

                 The Company's merchandising strategy is to offer customers a wide selection of brand-name office products at everyday low prices. The Company believes that its prices are significantly lower than those typically offered to small- and medium-sized businesses by their traditional sources of supply. The Company is able to maintain its low competitive price policy primarily as a result of the significant cost efficiencies achieved through its operating format and purchasing power. The Company buys substantially all of its inventory directly from manufacturers in large quantities. It does not utilize a central warehouse and maintains its inventory on the sales floors of its "no frills" stores. The Company operates in a highly competitive environment and the Company believes that in the future it will face increased competition from other high-volume office supply and wholesale club chains as the Company and these chains expand their operations.

                 The Company recently has expanded its business into the full-service contract stationer portion of the office supply industry. On May 17, 1993, the Company acquired the office supply business of Wilson Stationery & Printing Company ("Wilson") from Steelcase Inc. for approximately $15 million of Common Stock and the assumption of certain liabilities. The Company and Steelcase Inc. were not, at the time of the acquisition, and are not currently, affiliated. Wilson is a full service contract stationer with operations in Texas and North Carolina.

                 On September 13, 1993, the Company acquired all of the outstanding common stock of Eastman Office Products Corporation ("Eastman"), a full service contract stationer and office furniture dealer headquartered in California that operates primarily in the western United States. The Company acquired the Eastman common stock for approximately $80 million of Common Stock and $20 million in cash. The

Company also acquired the outstanding preferred stock of Eastman for approximately $13 million in cash, acquired pursuant to a tender offer approximately $82 million aggregate principal amount of Eastman, Inc.'s 13% Series B Subordinated Notes due 2002 for approximately $103 million in cash and paid approximately $19 million in cash to pay off the outstanding balance of Eastman, Inc.'s revolving credit facility. No affiliation existed between the Company and Eastman prior to this transaction.

                 Additionally, in February 1994, the Company acquired all of the outstanding common stock of L.E. Muran Co., a Boston-based contract stationer, and Yorkship Press Inc., a New Jersey-based contract stationer serving Philadelphia and southern New Jersey. No affiliation existed between the Company and either of L.E. Muran Co. or Yorkship Press Inc. prior to these transactions.


OFFICE PRODUCTS INDUSTRY

                 The office products industry is comprised of three broad categories of merchandise: office supplies, office machines and microcomputers, and office furniture. These products are distributed through different and sometimes overlapping channels of distribution, including manufacturers, distributors, dealers, retailers and catalog companies. The retail office products industry, through which smaller businesses have traditionally purchased office products, is highly fragmented with few regional or national chains and is typified by stores that do not stock a full range of office products.

                 Retail sales of office products in the United States are made primarily through office product dealers, which generally operate one or more retail stores and utilize a central warehouse facility. Dealers purchase a significant portion of their merchandise from national or regional office supply distributors who in turn purchase merchandise from manufacturers. Dealers often employ a commissioned sales force that utilizes the distributor's catalog, showing products at retail list prices, for selection and price negotiation with the customer. Contract bids are typically available to large businesses that are offered discounts equivalent to or greater than those offered by the Company. The Company believes that small- and medium-sized businesses, however, have typically been able to obtain from dealers discounts on manufacturers' suggested retail list prices of only 20% or less. In addition, those businesses whose volume usage does not justify a dealer's one-to-one selling effort generally have been treated as retail customers and charged prices close to full retail list prices.

                 In the past few years, high-volume office products retailers employing various formats have emerged in several geographic markets of the United States targeting the smaller businesses that traditionally purchased from dealers by offering significantly lower prices. These price advantages result primarily from direct, high-volume purchasing from manufacturers and warehouse retailing, thereby avoiding the distributor's mark-up and eliminating the need for a commissioned sales force and a central distribution facility. High-volume office products retailers typically offer substantial price savings to individuals and small- and medium-sized businesses, which traditionally have had limited opportunities to buy at significant discounts off the retail list prices.

                 Larger customers have been, and continue to be, serviced primarily by full service contract stationers. These stationers traditionally serve larger businesses through commissioned sales forces, purchase in large quantities primarily from manufacturers and offer competitive pricing and customized services to their customers.

MERCHANDISING AND PRODUCT STRATEGY

                 The Company's merchandising strategy is to offer a broad selection of brand-name office products at everyday low prices. Each of the Company's stores offer a comprehensive selection of paper and paper products, filing supplies, computer hardware and software, calculators, copiers, typewriters, telephones, facsimile and other business machines, office furniture, art and engineering supplies and virtually every other type of office supply. Each of the Company's stores carries approximately 5,600 stock-keeping units (including variations in color and size). In the Contract Stationer Division, in order to be able to respond satisfactorily to its customers' orders, certain of the contract stationer warehouses currently carry up to 18,000 stock-keeping units in inventory. Although the Company has not determined the number of stock-keeping units in inventory its contract stationer warehouses will carry in the future, the Company expects such number to be less than 18,000.

                 The table below shows sales of each major product group as a percentage of total merchandise sales for the 1993, 1992 and 1991 fiscal years:

                                                                 1993            1992             1991
                                                                Fiscal          Fiscal           Fiscal
                                                                 Year            Year             Year
                                                                ------          ------           ------
 General office supplies(1)  . . . . . . . . . . . . .          45.6%            48.5%            50.8%

 Business machines and related supplies,
   computers and computer accessories(2) . . . . . . .          41.3             38.7             34.8

 Office furniture(3) . . . . . . . . . . . . . . . . .          13.1             12.8             14.4
                                                               ------           ------           ------
                                                               100.0%           100.0%           100.0%
- -------------------------

(1) Includes paper, filing supplies, organizers, writing instruments, mailing supplies, desktop accessories, calendars, business forms, binders, tape, art supplies, books, engineering and janitorial supplies and revenues from the business services center located in each store.
(2) Includes calculators, adding machines, typewriters, telephones, cash registers, copiers, facsimile machines, safes, tape recorders, computers, computer diskettes, computer paper and related accessories.
(3) Includes, chairs, desks, tables, partitions and filing and storage cabinets.

                 The Company buys approximately 95% of its merchandise directly from manufacturers and other primary source suppliers. Products are generally delivered from manufacturers directly to the stores or warehouses. The Company is currently expanding its cross-dock operations that utilize independent distributors' facilities to receive bulk deliveries from vendors and sort and deliver merchandise to the Company's stores. These operations use the Company's computer system and the distributors' existing facilities and trucks, which, when fully implemented, should enable the Company to realize savings from freight and handling charges and reduce store inventory levels. No single customer accounts for more than one percent of the Company's sales. The Company has no material long-term contracts or commitments with any vendor or customer. The Company has not experienced any difficulty in obtaining desired quantities of merchandise for sale and does not foresee any such difficulty in the future.

                 Initial purchasing decisions are made at the corporate headquarters level by buyers who are responsible for selecting and pricing merchandise. Inventory levels are monitored and reorders for products are prepared by central replenishment buyers or "rebuyers" with the assistance of a computerized automatic replenishment system. This system allows buyers to devote more time to selecting products, developing new product lines, analyzing competitive developments and negotiating with vendors in order to obtain more favorable prices and product availability. Purchase orders to approximately 250 vendors are currently transmitted by electronic data interchange (EDI), which expedites orders and promotes accuracy and efficiency. During 1993, the Company started to receive Advance Ship Notices (ASN) and invoicing via EDI from selected vendors. The Company plans to expand this program in 1994.

MARKETING AND SALES

                 Retail. The Company's marketing programs are designed to attract new customers to visit its stores for the first time and to provide information to existing customers. The Company places advertisements with the major local newspapers in each of its markets. These newspaper advertisements are supplemented with local radio and television advertising and direct marketing efforts. During 1992, the Company launched a major national television advertising campaign utilizing the "Taking Care of Business" theme. The current series of television commercials is running on three national television networks and on 11 national cable stations. All print advertisements, as well as catalog layouts, are created by the Company's in-house graphics department. The Company periodically issues catalogs featuring merchandise offered in its stores. The catalogs compare the manufacturer's suggested retail list price and the Company's price to illustrate the savings offered. The catalogs are distributed through direct mail programs and are available in each store. Upon entering a new market, the Company purchases a list of businesses for an initial mailing of catalogs. This list is continually refined and updated by incorporating the names of private label credit card holders, guarantee card holders and check paying customers and forms the basis of a highly targeted proprietary mailing list for updated catalogs and other promotional mailings.

                 The Company has a low price guarantee policy. Under this policy, the Company will match any competitor's lower price and give the customer 50% (up to $50) of the difference towards the customer's purchase. This program assures customers of always receiving the lowest price from the Company's stores even during periodic sales promotions by competitors. Monthly competitive pricing analyses are performed to monitor each market and prices are adjusted as necessary to adhere to this pricing philosophy and ensure competitive positioning.

                 Contract Stationer. The Company acquires and maintains its customers primarily through its direct sales force. The Company's sales force is divided between its office supplies and contract furniture divisions. All members of the Company's sales force are employees of the Company.


SERVICES

                 Retail. The Company provides three key services to its customers -- credit, telephone and facsimile ordering and delivery.

                 The Company offers revolving credit terms to its customers through the use of private label credit cards. Every business customer can apply for one of these credit cards, which are issued without charge. Sales transactions using the private label credit cards are transmitted by computer to financial services companies, which credit the Company's bank account with the net proceeds the following day.

                 The Company's customers nationwide can place orders by telephone or facsimile using toll-free telephone numbers through the Company's order departments in south Florida and the San Francisco area. Orders received by the order departments are transmitted electronically to the store or delivery center nearest the customer for pick-up or delivery at a nominal delivery fee or free delivery with a minimum order size. Orders are packaged, invoiced and shipped for next-day delivery.

                 The Company opened two regional delivery warehouses in 1990 (in south Florida and northern California) and three regional delivery facilities in 1992 (in the Atlanta, Baltimore/Washington and Los Angeles
markets).   All delivery orders received from customers in these areas, whether through the Company's telephone centers or at its stores, are handled through these facilities. The Company believes that these facilities enable it to provide improved delivery services on a more cost effective basis and intends to open additional regional delivery warehouses during 1994. No new delivery centers were opened during 1993 pending the Company's entry into the contract stationer portion of the business and the determination of the optimal configuration of a facility which would support deliveries to both retail and contract customers.

                 The Company's stores each have a business services center, which offers self-service and high-volume photocopying as well as facsimile, printing, binding, typesetting and other business services.

                 Contract Stationer. The Company provides the office supplies purchasing departments of its customers with a wide range of services designed to improve efficiencies and reduce costs, including electronic ordering, stockless office procurement and business forms management services, desktop delivery programs and comprehensive product utilization reports. For contract stationer customers, the Company will typically sell on credit through an open account.

                 The Company services its contract stationer customers from warehouses located in Arizona, California, Colorado, Massachusetts, New Jersey, North Carolina, Texas, Utah and Washington.


STORE DESIGN AND OPERATIONS

                 The Company's stores average approximately 25,000 square feet of space and conform to a model designed to achieve cost efficiency by minimizing rent and eliminating the need for a central warehouse. Each store displays virtually all of its inventory on the sales floor according to a plan-o-gram that designates the location of each item in the store. The plan-o-gram is intended to ensure that merchandise is effectively displayed and to promote economy and efficiency in the use of merchandising space. On the sales floor, merchandise is displayed on pallets or in bins on 10 to 12 foot high industrial steel shelving that permits the bulk stacking of inventory and quick and efficient restocking. The shelving is positioned to form aisles large enough to comfortably accommodate customer traffic and merchandise movement. Additional efficiencies are gained by selling merchandise in multiple quantity packaging, which significantly reduces duplicate handling and stock costs.

                 In all of the Company's stores, inventory that has not been bar coded by the manufacturer is bar coded in the receiving area and moved directly to the sales floor. Sales are processed through centralized check-out facilities, which transmit sales and inventory information on a stock-keeping unit basis to the Company's central computer system where this information is updated daily. Rather than individually price marking each product, merchandise is identified by its stock-keeping unit number with a master sign for each product displaying the product's price. As price changes occur, a new master sign is automatically generated for the product display and the new price is reflected in the check-out register, allowing the Company to avoid labor costs associated with price remarking.


MANAGEMENT INFORMATION SYSTEMS

                 The Company employs an IBM ES9000 mainframe and multiple IBM System AS/400 computers to aid in controlling its merchandising and operations. The system includes advanced software packages that have been customized for the Company's specific business operations. The Company is currently implementing a multi-year strategy to upgrade and convert its systems to operate in an "open system" mainframe environment.

                 Inventory data is entered into the computer system upon its receipt by the store and sales data is entered through the use of a point-of-sale or telemarketing system. The point-of-sale system permits the entry of sales data through the use of bar code scanning laser guns and also has a price "look-up" capability that permits immediate price checking and efficient movement of customers through the check-out process. Information is centrally processed at the end of each day, permitting a perpetual daily inventory and the calculation of average unit cost by stock-keeping unit for each store or warehouse. Daily compilation of sales and margin data permits the monitoring of sales, gross margin and inventory by item and product line, as well as the results of sales promotions. For all stock-keeping units, management has immediate access to on-hand daily unit inventory, units on order, current and past rates of sale, the number of weeks' sales for which quantities are on-hand and a recommended unit purchase reorder. Data from all the Company's stores (other than those in Florida) are transmitted by satellite to the Company's headquarters, which provides faster response and is more cost efficient than traditional telephonic transmission.


EXPANSION PROGRAM

                 The Company's business strategy is to enhance the sales and profitability of its existing stores, to add new stores in locations where the Company can achieve a significant market presence and to expand its contract stationer business. Through expansion, the Company seeks to increase efficiencies in operations, purchasing, marketing and management. The Company added 67 new stores in 1993, and plans to open approximately 60 to 70 stores and additional delivery centers during 1994.

                 Prior to selecting a new store site, the Company obtains detailed demographic information indicating business concentrations, traffic counts, population, income levels and future growth prospects. The Company's existing and scheduled new stores are located primarily in suburban strip shopping centers on major commercial thoroughfares where the cost of space is generally lower than at urban locations. Suburban locations are generally more accessible to the Company's primary customers, have convenient parking and facilitate delivery to customers and receipt of inventory from manufacturers. The Company expands by leasing existing space and renovating it according to its specifications or by constructing new space according to its specifications.

                 Accomplishing the Company's expansion goals will depend on a number of factors, including the Company's ability to locate and obtain acceptable sites, open new stores in a timely manner, hire and train competent managers, integrate new stores into its operations, generate funds from operations and continue to access external sources of capital. No assurances can be given that these expansion plans will be accomplished.

                 Through its acquisitions in 1993, the Company is expanding its presence in the contract stationer portion of the office products industry.
The Company's business strategy includes continued expansion in this portion of the industry, although no assurances can be given that it will be able to do so.


EMPLOYEES, STORE MANAGEMENT AND TRAINING

                 As of March 11, 1994, the Company employed approximately 20,400 persons. Additional personnel will be added as needed to implement the Company's expansion program. The Company's goal is to promote as many existing employees into management positions as possible. Due to the rate of its expansion, however, for the foreseeable future the Company will continue to hire a portion of its management personnel from outside the Company.

                 The Company's policy is to hire and train additional personnel in advance of new store openings. In general, store managers have extensive experience in retailing, particularly with warehouse store chains or discount stores that generate high sales volumes. Each new store manager usually spends two to four months in an apprenticeship position at an existing store prior to being assigned to a new store. The Company's sales employees are required to view product knowledge videos and complete written training programs relating to certain products. The Company creates some of these videos and training programs while the remainder are supplied by manufacturers. The Company grants stock options to certain of its employees as an incentive to attract and retain such employees.

                 The Company has never experienced a strike or any work stoppage and management believes that its relations with its employees are good. There are no collective bargaining agreements covering any of the Company's employees.


COMPETITION

                 The Company operates in a highly competitive environment. Its markets are presently served primarily by traditional office products dealers that typically operate a central warehouse and one or more retail stores. The Company believes it competes favorably against these dealers, who purchase their products from distributors and generally sell their products at prices higher than those offered by the Company, because they generally offer small- and medium-sized businesses discounts on manufacturer's suggested retail list prices of only 20% or less as compared to the Company's 30% to 60% discount to all customers. The Company also competes with wholesale clubs selling general merchandise, discount stores, mass merchandisers, conventional retail stores, catalog showrooms and direct mail companies. While these competitors generally charge small business customers lower prices than traditional office products dealers, they typically have a more limited in-stock product selection than the Company's stores and do not provide many of the services provided by the Company.

                 Several high-volume office supply chains that are similar in concept to the Company in terms of store format, pricing strategy and product selection and availability also operate in the United States. The Company competes with these chains and wholesale club chains in substantially all of its current and prospective markets. The Company believes that in the future it will face increased competition from these chains as the Company and these chains expand their operations. Some of the entities against which the Company competes, or may compete, are larger and have substantially greater financial resources than the Company. No assurance can be given that increased competition will not have an adverse effect on the Company. The Company believes it competes based on product price, selection, availability and service.

                 In the contract stationer portion of the industry, principal competitors are national and regional full service contract stationers, national and regional office furniture dealers, independent office product distributors, discount superstores and to a lesser extent, direct mail order houses and stationery retail outlets. Certain discount superstores also appear to be attempting to develop a presence in the contract stationer portion of the business.

ITEM 2.          PROPERTIES.

                 As of March 21, 1994, the Company operated 344 stores in 33 states and the District of Columbia and 18 stores in 5 Canadian provinces. The Company also operates five delivery centers and a full service contract stationer business through 12 contract stationer warehouses. The following table sets forth the locations of the Company's facilities.

                                  Number                                                         Number
 State                          of Stores                        State                          of Stores
 -----                          ---------                        -----                          ---------
 Alabama                            6                            Nevada                             4
 Arizona                            2                            New Mexico                         2
 Arkansas                           2                            North Carolina                    11
 California                        69                            Ohio                               2
 Colorado                          11                            Oklahoma                           5
 District of Columbia               2                            Oregon                             7
 Florida                           57                            Pennsylvania                       5
 Georgia                           16                            South Carolina                     5
 Hawaii                             1                            Tennessee                          5
 Idaho                              1                            Texas                             45
 Illinois                          10                            Virginia                           4
 Indiana                            7                            Washington                        11
 Iowa                               1                            Wisconsin                          6
 Kansas                             4
 Kentucky                           3
 Louisiana                          7                            CANADA
 Maryland                          10                            ------
 Michigan                           9                            Alberta                            5
 Mississippi                        1                            British Columbia                   4
 Missouri                          10                            Manitoba                           2
 Nebraska                           3                            Ontario                            6
                                                                 Saskatchewan                       1

 DELIVERY CENTERS AND
 CONTRACT STATIONER
 WAREHOUSES
 --------------------------
 Arizona                            1
 California                         5
 Colorado                           1
 Florida                            1
 Georgia                            1
 Maryland                           1
 Massachusetts                      1
 New Jersey                         1
 North Carolina                     1
 Texas                              2
 Utah                               1
 Washington                         1


                 All the Company's facilities are leased or subleased by the Company with lease terms (excluding renewal options exercisable by the Company at escalated rents) expiring between 1994 and 2015, except for two Oklahoma stores, three Florida stores, four Texas stores and one California store that are owned by the Company. The Company operates its stores under the names Office Depot and The Office Place in Ontario, Canada. The Company operates its contract stationer warehouses under the names Eastman Office Products, Wilson Business Products, L.E. Muran and Yorkship Business Supply.

                 The Company's corporate offices in Delray Beach, Florida, containing approximately 350,000 square feet in two adjacent buildings, were purchased in February 1994 for approximately $16 million. The Company had previously occupied one of the buildings under a lease covering approximately 150,000 square feet.

ITEM 3.          LEGAL PROCEEDINGS.

                 The Company is involved in litigation arising in the normal course of its business. The Company believes that these matters will not materially affect its financial position or operations.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 None.


                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

                 The Common Stock of the Company is listed on the New York Stock Exchange ("NYSE") under the symbol "ODP." At March 18, 1994, there were 3,354 holders of record of Common Stock. The last reported sales price of the Common Stock on the NYSE on March 18, 1994 was $39-1/4.

                 The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock quoted on the NYSE Composite Tape. These prices do not include retail mark-ups, mark-downs or commissions, and have been adjusted to reflect a two-for-one stock split in May 1992 and a three-for-two stock split in May 1993.

                                                                                         High               Low
                                                                                         ----               ---
             1992
                             First Quarter   . . . . . . . . . . . . . . . .              $ 19           $  15-1/4
                             Second Quarter  . . . . . . . . . . . . . . . .                17-3/64         12-1/2
                             Third Quarter   . . . . . . . . . . . . . . . .                20-43/64        15-59/64
                             Fourth Quarter  . . . . . . . . . . . . . . . .                23-1/4          16-27/64

             1993
                             First Quarter   . . . . . . . . . . . . . . . .              $ 25-11/64     $  17-53/64
                             Second Quarter  . . . . . . . . . . . . . . . .                27-3/4          20-43/64
                             Third Quarter   . . . . . . . . . . . . . . . .                33-7/8          25-3/8
                             Fourth Quarter  . . . . . . . . . . . . . . . .                35-7/8          31-5/8


                 The Company has never declared or paid cash dividends on its Common Stock and does not currently intend to pay cash dividends in the foreseeable future. Earnings and other cash resources of the Company will be used to continue the expansion of the Company's business. In addition, the Company is limited in the amount of cash dividends it can pay under the terms of its credit facility.

ITEM 6.          SELECTED FINANCIAL DATA.

                 The selected financial data as of and for the 52 weeks ended December 28, 1991, December 26, 1992 and December 25, 1993 set forth in the Company's Annual Report to Stockholders for the fiscal year ended December 25, 1993 (on the inside front cover) is incorporated herein by reference and made a part of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report to Stockholders for the fiscal year ended December 25, 1993 (on pages 17-20) is incorporated herein by reference and made a part of this report.

ITEM 8.          FINANCIAL STATEMENTS.

                 The financial statements of the Company for the 52 weeks ended December 28, 1991, December 26, 1992 and December 25, 1993 set forth in the Company's Annual Report to Stockholders for the fiscal year ended December 25, 1993 (on pages 21- 36) are incorporated herein by reference and made a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                 Not Applicable.


                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                 Information with respect to directors and executive officers of the Company is incorporated herein by reference to the information under the caption "Management--Directors and Executive Officers" in the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders.

ITEM 11.         EXECUTIVE COMPENSATION.

                 Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Management--Compensation" in the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

                 Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the tabulation under the caption "Security Ownership" in the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 Information with respect to certain relationships and related transactions is incorporated herein by reference to the information under the caption "Certain Transactions" in the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders.


                                    PART IV


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K.

         (a)     The following documents are filed as a part of this report:

                 1. The financial statements listed in the "Index to Financial Statements."
                 2. The financial statement schedules listed in "Index to Financial Statement Schedules."
                 3.       The exhibits listed in the "Index to Exhibits."

         (b)     Reports on Form 8-K.

                 None.

                                   SIGNATURES

                        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 1994.
                                        OFFICE DEPOT, INC.

                                        By       /s/ David I. Fuente
                                              David I. Fuente, Chairman and
                                                 Chief Executive Officer



                        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 23, 1994.

                                      Signature                                                   Capacity
                                      ---------                                                   --------
                                 /s/ David I. Fuente                         Chairman of the Board and Chief Executive Officer
                                   David I. Fuente                           (Principal Executive Officer)David I. Fuente

                                /s/ Mark D. Begelman                         Director, President and Chief Operating Officer
                                   Mark D. Begelman

                                /s/ Barry J. Goldstein                       Executive Vice President -- Finance, Chief
                                   Barry J. Goldstein                        Financial Officer and Secretary (Principal
                                                                             Financial and Accounting Officer)

                                                                             Director
                                    Denis Defforey

                                /s/ W. Scott Hedrick                         Director
                                   W. Scott Hedrick

                                 /s/ John B. Mumford                         Director
                                   John B. Mumford

                                /s/ Michael J. Myers                         Director
                                   Michael J. Myers

                                /s/ Peter J. Solomon                         Director
                                   Peter J. Solomon

                                 /s/ Alan L. Wurtzel                         Director
                                  Alan L. Wurtzel

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                       Page
                                                                                                                       ----
Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   *
Consolidated Statements of Earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   *
Consolidated Statements of Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   *
Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   *
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   *
Report of Deloitte & Touche on Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   *
Report of Deloitte & Touche on Schedules  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2


                        All other statements have been omitted because they are inapplicable, not required or the information is included elsewhere herein.





______________________________

* Incorporated herein by reference to the respective information in the Company's Annual Report to Stockholders for the fiscal year ended December 25, 1993.

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES


To the Board of Directors of Office Depot, Inc.:

We have audited the consolidated financial statements of Office Depot, Inc. and subsidiaries as of December 25, 1993 and December 26, 1992 and for each of the three years in the period ended December 25, 1993, and have issued our report thereon dated February 8, 1994; such consolidated financial statements and report are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Office Depot, Inc. and subsidiaries referred to in Item 14(a)(2) and listed in the Index to Financial Statement Schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE

Certified Public Accountants
Fort Lauderdale, Florida
February 8, 1994

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                                                         Page
                                                                                                                         ----
Schedule V        -       Property, Plant and Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-4
Schedule VI       -       Accumulated Depreciation, Depletion and
                                  Amortization of Property, Plant and Equipment . . . . . . . . . . . . . . . . . . . .   F-5
Schedule VIII     -       Valuation and Qualifying Accounts and Reserves  . . . . . . . . . . . . . . . . . . . . . . .   F-6
Schedule X        -       Supplementary Income Statement Information  . . . . . . . . . . . . . . . . . . . . . . . . .   F-7

                                                                      SCHEDULE V

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                         PROPERTY, PLANT AND EQUIPMENT
                                 (IN THOUSANDS)

             Column A                 Column B         Column C        Column D        Column E       Column F
         ---------------             ----------       ---------      -----------       --------      ----------
                                     Balance at                                                      Balance at
                                      Beginning       Additions                         Other          End of
         Classifications              of Period        at Cost       Retirements       Changes         Period
         ---------------             ----------       ---------      -----------       --------      ----------
 Period Ended December 25, 1993

   Land and buildings  . . . .            $ 16,442       $ 21,098         $(2,138)                       $ 35,402
   Furniture, fixtures and
      equipment  . . . . . . .              82,080         50,866          (2,035)                        130,911


   Automotive equipment  . . .               8,179          6,977            (488)                         14,668
   Leasehold improvements  . .             100,339         43,312          (1,085)                        142,566

   Equipment under capital
    lease. . . . . . . . . . .              12,899          3,436             (57)                         16,278
                                          --------       --------         --------     ---------         --------

                                          $219,939       $125,689         $(5,803)      $   --           $339,825
                                          --------       --------         --------     ---------         --------
                                          --------       --------         --------     ---------         --------
 Period Ended December 26, 1992

   Land and buildings  . . . .          $    5,842       $ 12,327        $ (1,727)                       $ 16,442
   Furniture, fixtures and
     equipment                              62,552         20,309            (781)                         82,080

   Automotive equipment  . . .               6,181          2,088             (90)                          8,179

   Leasehold improvements  . .              74,395         26,596            (652)                        100,339
   Equipment under capital
    lease. . . . . . . . . . .              12,899                                                         12,899
                                          --------       --------         --------     ---------         --------

                                          $161,869        $61,320         $(3,250)      $  ---           $219,939
                                          --------       --------         --------     ---------         --------
                                          --------       --------         --------     ---------         --------
 Period Ended December 28, 1991

   Land and buildings  . . . .          $    4,010       $  2,272        $   (440)                      $   5,842

   Furniture, fixtures and
      equipment . . . . . . . .             38,635         25,259            (227)      $(1,115)           62,552

   Automotive equipment  . . .               3,918          1,166             (18)        1,115             6,181

   Leasehold improvements  . .              47,680         27,139            (424)                         74,395
   Equipment under capital
      lease  . . . . . . . . .              12,552            347                                          12,899
                                          --------       --------         --------     ---------         --------
                                          $106,795        $56,183         $(1,109)    $   ---            $161,869
                                          --------       --------         --------     ---------         --------
                                          --------       --------         --------     ---------         --------

                                                                     SCHEDULE VI

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                    ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                 (IN THOUSANDS)

             Column A                Column B       Column C        Column D        Column E       Column F
         ---------------            ---------      ---------       -----------       -------      ----------
                                                   Additions
                                    Balance at     Charged to                                     Balance at
                                    Beginning      Costs and                          Other         End of
         Classifications            of Period       Expenses       Retirements       Changes        Period
         ---------------            ---------      ---------       -----------       -------      ----------
 Period Ended December 25, 1993

   Land and buildings  . . . .          $   245        $   291          $    (5)                      $   531
   Furniture, fixtures and
      equipment  . . . . . . .           24,294         15,481             (883)                       38,892


   Automotive equipment  . . .            4,470          2,292             (425)                        6,337
   Leasehold improvements  . .           14,004          7,262             (450)                       20,816

   Equipment under capital
      lease  . . . . . . . . .            8,458          2,704              (57)                       11,105
                                        -------        -------          -------        -------        -------
                                        $51,471        $28,030          $(1,820)       $  --          $77,681
                                        -------        -------          -------        -------        -------
                                        -------        -------          -------        -------        -------
 Period Ended December 26, 1992

   Land and buildings  . . . .       $      118     $      148             $(21)                      $   245
   Furniture, fixtures and
      equipment  . . . . . . .           13,906         10,749             (361)                       24,294


   Automotive equipment  . . .            3,009          1,530              (69)                        4,470

   Leasehold improvements  . .            8,590          5,600             (186)                       14,004
   Equipment under capital
      lease  . . . . . . . . .            6,047          2,411                                          8,458
                                        -------        -------          -------        -------        -------
                                        $31,670        $20,438            $(637)       $  ---         $51,471
                                        -------        -------          -------        -------        -------
                                        -------        -------          -------        -------        -------
 Period Ended December 28, 1991

   Land and buildings  . . . .       $       48        $    70                                      $     118

   Furniture, fixtures and
      equipment  . . . . . . .            7,034          7,278            $ (75)        $(331)         13,906

   Automotive equipment  . . .            1,352          1,327               (1)          331           3,009

   Leasehold improvements  . .            4,453          4,288             (151)                        8,590
   Equipment under capital
      lease  . . . . . . . . .            3,616          2,431                                          6,047
                                        -------        -------          -------        -------        -------
                                        $16,503        $15,394            $(227)      $  ---          $31,670
                                        -------        -------          -------        -------        -------
                                        -------        -------          -------        -------        -------

                                                                   SCHEDULE VIII


                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)



                            Column A                Column B                        Column C                         Column D
                          -----------              ---------       ----------       --------      ------------      ---------
                                                                            Additions
                                                                   --------------------------
                                                   Balance at      Charged to      Charged to                       Balance at
                                                   beginning        Costs and         Other       Deductions-         End of
                          Description              of Period        Expenses        Accounts        Write-offs        Period
                          -----------              ---------       ----------       --------      ------------      ---------
                 Allowances for Doubtful
                    Accounts:
                        1993   . . . . . . . .       $389              $675          $1,909(1)       $182            $2,791
                        1992   . . . . . . . .        269               302               -           182               389
                        1991   . . . . . . . .        247               158               -           136               269

(1) Allowance for doubtful accounts of Eastman and Wilson at the respective dates of acquisition.

                                                                      SCHEDULE X


                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (In thousands)


                                                                                       Column B - Charged to
                                     Column A - Item                                     Costs and Expenses
                                  -----------------------                              ---------------------
                                  Advertising costs, net:

                                      1993                                                    $28,617
                                      1992                                                     24,290
                                      1991                                                     29,147

                               INDEX TO EXHIBITS

                                                                                             Sequentially
 Exhibit                                                                                       Numbered
 Number                                        Exhibit                                          Page  +
 ------                                        -------                                        ---------
 3.1            Restated Certificate of Incorporation, as amended to date                        (1)
 3.2            Bylaws                                                                           (2)
 4.1            Form of certificate representing shares of Common Stock                          (2)
 4.2            Form of Indenture (including form of LYON) between the Company and               (3)
                The Bank of New York, as Trustee
 4.3            Form of Indenture (including form of LYON) between the Company and               (4)
                Bankers Trust Company, as Trustee
 10.1           Form of Subscription Agreement entered into between the Company and              (2)
                each of the purchasers of units of the Company's Class A Preferred
                Stock and Common Stock
 10.2           Registration Agreement, dated as of July 24, 1987, among the Company             (2)
                and certain purchasers of the Company's Convertible Preferred Stock
 10.3           Stock Purchase Agreement, dated as of June 21, 1989, between the                 (2)
                Company and Carrefour S.A.
 10.4           Agreement and Plan of Reorganization, dated December 19, 1990, among             (2)
                the Company, The Office Club, Inc. and OD Sub Corp.
 10.5           Stock Purchase Agreement, dated as of April 24, 1991, between the                (5)
                Company, Carrefour S.A. and Carrefour Nederland B. V.
 10.6           Revolving Credit and Line of Credit Agreement dated as of September              (6)
                30, 1993 by and among the Company and Sun Bank, National
                Association, individually and as Agent, NationsBank of Florida,
                N.A., PNC Bank, Kentucky, Inc., Bank of America National Trust and
                Savings Association and Royal Bank of Canada
 10.7           Office Depot, Inc. Stock Option and Stock Appreciation Rights Plan*              (7)
 10.8           Directors' Stock Option Plan*                                                    (8)
 10.9           Amended and Restated Agreement and Plan of Merger dated as of                    (9)
                July 12, 1993 and amended and restated as of August 30, 1993 by and among the Company, Eastman Office Products Corporation, EOPC
                Acquisition Corp. and certain investors
 13.1           Annual Report to Stockholders
 21.1           List of the Company's subsidiaries
 23.1           Consent of Deloitte & Touche
- ----------------

+ This information appears only in the manually signed original copies of this report.

* Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-66642.

(2) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-39473.

(3) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-54574.

(4) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-70378.

(5) Incorporated by reference to the respective exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1991.

(6) Incorporated by reference to the respective exhibit to the Company's Current Report on Form 8-K filed October 14, 1993.

(7) Incorporated by reference to the respective exhibit to the Company's Proxy Statement for the 1993 Annual Meeting of Stockholders

(8) Incorporated by reference to the respective exhibit to the Company's Annual Report on Form 10-K for the year ended December 26, 1992.

(9) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-51409.

                          Upon request, the Company will furnish a copy of any
exhibit to this report upon the payment of reasonable copying and mailing expenses.