Form 10-K/A
period 1993-12-25
OFFICE DEPOT INC
filed 1994-03-31
CIK 800240

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K/A

/x/     Amendment No. 1 to Annual Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934 (Fee required)

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

Exhibit Index on Sequentially Numbered Page
Page 1 of

        The undersigned hereby amends Item 8 of its Annual Report on Form 10-K for the fiscal Year ended December 25, 1993, including the financial statements set forth in the registrant's Annual Report to Stockholders for the fiscal year ended December 25, 1993 (on pages 21-36) incorporated therein by reference, as set forth in this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 25, 1993.

ITEM 8.          FINANCIAL STATEMENTS.

                 The financial statements of the Company for the 52 weeks ended December 28, 1991, December 26, 1992 and December 25, 1993 set forth in the Company's Annual Report to Stockholders for the fiscal year ended December 25, 1993 (on pages 21- 36) are incorporated herein by reference and made a part of this report.

                                  SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 1994.

                                       OFFICE DEPOT, INC.

                                       By     /s/  BARRY J. GOLDSTEIN
                                           Barry J. Goldstein
                                           Executive Vice President-Finance,
                                           Chief Financial Officer and Secretary

                              INDEX TO EXHIBITS

13.1    Annual Report to Stockholders
         (financial statements only)

Office Depot Inc. And Subsidiaries
INDEPENDENT AUDITORS' REPORT

- --------------------------------------------------------------------------------
                                                               Exhibit 13.1
To the Board of Directors of Office Depot, Inc.

        We have audited the consolidated balance sheets of Office Depot, Inc. and Subsidiaries as of December 25, 1993 and December 26, 1992, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 25, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Office Depot, Inc. and Subsidiaries as of December 25, 1993 and December 26, 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 25, 1993 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE

Certified Public Accountants
Fort Lauderdale, Florida
February 8, 1994

Office Depot Inc. And Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

- --------------------------------------------------------------------------------

                                                       52 Weeks            52 Weeks             52 Weeks
                                                        Ended               Ended                Ended
                                                     December 25,        December 26,         December 28,
                                                        1993                1992                 1991
                                                     ------------        ------------         ------------
Sales ........................................       $2,579,494          $1,732,965            $1,300,847
Cost of goods sold and occupancy cost.........        1,980,429           1,334,305             1,001,484
                                                     ----------          ----------            ----------
Gross profit..................................          599,065             398,660               299,363

Store and warehouse
  operating and selling expenses..............          399,966             275,016               214,525
Pre-opening expenses..........................            9,073               7,453                 7,774
General and administrative expenses...........           75,851              53,933                39,007
Amortization of goodwill......................            1,613                  49                    --
                                                     ----------          ----------           -----------
                                                        486,503             336,451               261,306
                                                     ----------          ----------           -----------
Operating profit..............................          112,562              62,209                38,057
Other income (expense)
  Interest income.............................            4,556               1,303                   151
  Interest expense............................          (10,598)             (1,459)               (2,386)
  Merger costs................................               --                  --                (8,950)
                                                     ----------          ----------           -----------
Earnings before income taxes and
   extraordinary credit.......................          106,520              62,053                26,872
Income taxes..................................           43,103              24,261                12,495
                                                     ----------          ----------           -----------
Earnings before extraordinary credit..........           63,417              37,792                14,377
Extraordinary credit..........................               --               1,396                   614
                                                     ----------          ----------           -----------
Net earnings..................................       $   63,417          $   39,188           $    14,991
                                                     ----------          ----------           -----------
                                                     ----------          ----------           -----------
Earnings per common and
  common equivalent share
  Earnings before extraordinary credit........            $ .67               $ .41                 $ .18
  Extraordinary credit........................               --                 .02                   .01
                                                          -----               -----                 -----
 Net earnings.................................            $ .67               $ .43                 $ .19
                                                          -----               -----                 -----
                                                          -----               -----                 -----


        The accompanying notes are an integral part of these statements.

Office Depot Inc. And Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

- --------------------------------------------------------------------------------

                                                                                      December 25,             December 26,
                                                                                         1993                     1992
                                                                                      ------------             ------------
                             ASSETS
Current Assets:
  Cash and cash equivalents ....................................................      $   138,498              $   130,192
  Receivables, net of allowances of $2,791 in 1993 and
  $389 in 1992 .................................................................          165,182                   62,012
  Merchandise inventories ......................................................          643,773                  456,252
  Deferred income taxes ........................................................           25,931                    9,059
  Prepaid expenses and refundable income taxes .................................            4,778                    6,497
                                                                                      -----------              -----------
   Total current assets ........................................................          978,162                  664,012
Property and Equipment, at Cost ................................................          339,825                  219,939
  Less accumulated depreciation and amortization  ..............................           77,681                   51,471
                                                                                      -----------              -----------
                                                                                          262,144                  168,468
Goodwill, net of amortization  .................................................          200,462                    2,224
Other Assets ...................................................................           23,131                   13,669
                                                                                      -----------              -----------
                                                                                      $ 1,463,899              $   848,373
                                                                                      -----------              -----------
                                                                                      -----------              -----------
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable  ............................................................      $   393,185              $  237,385
  Accrued expenses  ............................................................          128,129                  66,227
  Income taxes .................................................................           12,786                      --
  Current maturities of long-term debt  ........................................            3,105                   2,948
                                                                                      -----------              -----------
       Total current liabilities  ..............................................          537,205                 306,560
Long-Term Debt, less current maturities ........................................           16,229                   3,486
Deferred Taxes and Other Credits  ..............................................            5,478                   4,800
Zero Coupon, Convertible, Subordinated Notes ...................................          350,298                 151,080
Commitments and Contingencies ..................................................               --                      --
Common Stockholders' Equity
  Common stock-authorized 200,000,000 shares of $.01 par value;
    issued 95,609,233 in 1993 and 90,925,224 in 1992 ...........................              956                     909
  Additional paid-in capital ...................................................          427,326                 318,833
  Foreign currency translation adjustment  .....................................              383                      98
  Retained earnings  ...........................................................          127,774                  64,357
  Less: 1,442,298 shares of treasury stock, at cost  ...........................           (1,750)                 (1,750)
                                                                                      -----------              -----------
                                                                                          554,689                 382,447
                                                                                      $ 1,463,899              $  848,373
                                                                                      -----------              -----------
                                                                                      -----------              -----------



        The accompanying notes are an integral part of these statements.

Office Depot Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Period from December 30, 1990 to December 25, 1993 (In thousands, except for number of shares)
- --------------------------------------------------------------------------------



                                                                                      Foreign
                                        Common      Common        Additional         Currency
                                         Stock       Stock         Paid-in          Translation        Retained         Treasury
                                        Shares      Amount         Capital           Adjustment        Earnings           Stock
                                        ------      ------         -------           ----------        --------           -----
Balance at December 30, 1990......    73,742,931    $   738       $ 134,896           $        -        $ 10,178        $ (1,750)
Sales of common stock, net of
related costs.....................    11,190,000        112         132,314                    -               -               -
Exercise of stock options
   (including tax benefits).......     2,129,094         21          13,359                    -               -               -
Sale of stock under employee
 purchase plan....................        26,376          -             225                    -               -               -
401k plan matching contributions..        38,787          -             359                    -               -               -
Net earnings for the period.......             -          -               -                    -          14,991               -
                                      ----------    -------       ---------           ----------        --------        --------
Balance at December 28, 1991......    87,127,188        871         281,153                    -          25,169          (1,750)

Exercise of stock options
   (including tax benefits).......     3,721,320         38          36,532                    -               -               -
Sale of stock under employee
 purchase plan.....................       39,932          -             705                    -               -               -
401k plan matching contributions..        36,784          -             443                    -               -               -
Foreign currency translation
 adjustment........................            -          -               -                   98               -               -
Net earnings for the period.......             -          -               -                    -          39,188               -
                                      ----------    -------       ---------           ----------        --------        --------
Balance at December 26, 1992......    90,925,224        909         318,833                   98          64,357          (1,750)
Issuance of common stock for
 acquisitions......................    3,356,934         34          94,664                    -               -               -
Exercise of stock options
   (including tax benefits).......     1,227,670         13          11,278                    -               -               -
Sale of stock under employee
 purchase plan.....................       59,659          -           1,604                    -               -               -
401k plan matching contributions..        39,746          -             947                    -               -               -
Foreign currency translation
 adjustment........................            -          -               -                  285               -               -
Net earnings for the period.......             -          -               -                    -          63,417               -
                                      ----------    -------       ---------           ----------        --------        --------
Balance at December 25, 1993......    95,609,233    $   956       $ 427,326           $      383        $127,774        $ (1,750)
                                      ----------    -------       ---------           ----------        --------        --------
                                      ----------    -------       ---------           ----------        --------        --------


The accompanying notes are an integral part of these statements.

Office Depot Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase in Cash and Cash Equivalents (in Thousands)
- --------------------------------------------------------------------------------

                                                                     52 Weeks                  52 Weeks                     52 Weeks
                                                                       Ended                    Ended                         Ended
                                                                  December 25,            December 26,                  December 28,
                                                                       1993                     1992                           1991
                                                                  ------------            ------------                  ------------
Cash flows from operating activities
  Cash received from customers.........................           $  2,553,347            $  1,701,557                  $ 1,285,534
  Cash paid for inventories............................             (1,925,005)             (1,335,487)                  (1,019,799)
  Cash paid for store and warehouse operating,
    selling and general and administrative expenses....               (520,203)               (369,235)                    (296,841)
  Interest received....................................                  4,557                   1,303                          151
  Interest paid........................................                 (1,845)                 (1,459)                      (2,386)
  Taxes paid...........................................                (28,660)                 (8,090)                      (8,376)
                                                                     ---------               ---------                    ---------
    Net cash provided (used) in operating activities...                 82,191                 (11,411)                     (41,717)
Cash flows from investing activities
  Capital expenditures - net...........................               (102,417)                (62,542)                     (53,877)
  Purchase of Eastman common stock.....................                (20,001)                      -                            -
  Acquisition cash overdraft assumed, net..............                 (4,106)                      -                            -
                                                                      ---------               ---------                    ---------
    Net cash used in investing activities..............               (126,524)                (62,542)                     (53,877)
                                                                      ---------               ---------                    ---------
Cash flows from financing activities
  Proceeds from issuance of common stock...............                      -                       -                      132,426
  Proceeds from exercise of stock options..............                 10,308                  15,836                        7,257
  Foreign currency translation adjustment..............                    285                      98                            -
  Proceeds from long- and short-term borrowing.........                190,464                 151,147                        1,989
  Payments on long- and short-term debt................               (148,418)                 (3,101)                     (16,452)
                                                                      ---------               ---------                    ---------
    Net cash provided by financing activities..........                 52,639                 163,980                      125,220
                                                                      ---------               ---------                    ---------
      Net increase in cash and cash equivalents........                  8,306                  90,027                       29,626
Cash and cash equivalents at beginning of period.......                130,192                  40,165                       10,539
                                                                      ---------               ---------                    ---------
Cash and cash equivalents at end of period.............           $    138,498            $    130,192                  $    40,165
                                                                      ---------               ---------                    ---------
                                                                      ---------               ---------                    ---------
Reconciliation of net earnings to net cash
  provided (used) in operating activities
      Net earnings.....................................           $     63,417            $     39,188                  $    14,991
Adjustments to reconcile net earnings to net cash
  provided (used) in operating activities
  Depreciation and amortization........................                 30,434                  20,792                       15,328
Changes in assets and liabilities (net of effect of
  acquisitions)
  Increase in receivables..............................                (45,006)                (26,075)                     (19,440)
  Increase in merchandise inventories...................              (150,234)               (118,379)                    (107,079)
  Increase in prepaid expenses, deferred income
      taxes and other assets...........................                (15,862)                (16,348)                      (7,288)
  Increase in accounts payable, accrued
      expenses and deferred credit.....................                199,442                  89,411                       61,771
                                                                      ---------               ---------                    ---------
      Total adjustments................................                 18,774                 (50,599)                     (56,708)
                                                                      ---------               ---------                    ---------
      Net cash provided (used) in operating
       activities.......................................          $     82,191            $    (11,411)                 $   (41,717)
                                                                     ---------               ---------                    ---------
                                                                     ---------               ---------                    ---------


The accompanying notes are an integral part of these statements.

Office Depot Inc. And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Office Depot, Inc. and subsidiaries (the "Company") operates a chain of high-volume office supply stores and contract stationer/delivery warehouses throughout the country. The Company was incorporated in March 1986 and opened its first store in October 1986.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     All common stock share and per share amounts for all periods presented have been adjusted for a three-for-two stock split in June 1993 and a two-for-one stock split in May 1992 effected in the form of stock dividends.

     Certain reclassifications were made to prior year statements to conform to 1993 presentations.

CASH AND CASH EQUIVALENTS

    The Company considers any highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

RECEIVABLES

     Receivables are comprised of trade receivables not financed through outside programs as well as amounts due from vendors under rebate and cooperative advertising programs.

MERCHANDISE INVENTORIES

     Inventories are stated at the lower of weighted average cost or market value.

INCOME TAXES

        The Company currently provides for Federal and state income taxes currently payable as well as for those deferred because of temporary differences between reporting assets and liabilities for tax purposes and for financial statement purposes using the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this standard, deferred tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. In prior years, the Company had provided for income taxes using the provisions of APB No. 11.

PROPERTY AND EQUIPMENT

     Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight line basis. Leasehold improvements are amortized over the terms of the respective leases or the service lives of the improvements.

Office Depot Inc. And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

Goodwill

        Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is amortized on a straight-line basis over 40 years. Accumulated amortization of goodwill was $1,657,000 and $49,000 as of December 25, 1993 and December 26, 1992, respectively.

Pre-opening Expenses

        Pre-opening expenses related to new store openings are expensed as incurred.

Acquisition of The Office Club, Inc.

        On April 10, 1991, the Company completed its acquisition of The Office Club, Inc. ("Club"). The merger with Club was accounted for in 1991 on a "pooling of interests" basis for accounting and financial reporting purposes. Financial statements for periods prior to the merger have been restated to reflect the financial position and results of operations of the combined companies as if they had merged as of the beginning of the earliest period reported. Club became a wholly-owned subsidiary of the Company through the exchange of 25,970,781 shares of the Company's common stock for all of the outstanding stock of Club on a ratio of 1.194 shares of Depot stock for each Club share. References to Office Depot, Inc. and to The Office Club, Inc. before the merger will be referred to as "Depot" and "Club," respectively. Costs of $8,950,000 associated with the merger have been reflected in the results of operations for 1991.

Earnings Per Common and Common Equivalent Shares

        Net earnings per common equivalent share is based upon the weighted average number of shares and equivalents outstanding during each period. The weighted average number of common and common equivalent shares outstanding for the years ended December 25, 1993, December 26, 1992 and December 28, 1991 were 94,627,000, 91,709,000 and 80,178,000, respectively. Stock options and warrants are considered common stock equivalents. The zero coupon, convertible, subordinated notes are not common stock equivalents and are anti-dilutive in the fully diluted computation.

Fiscal Year

        The Company is on a 52 or 53 week fiscal year ending on the last Saturday in December.

Postretirement Benefits

        The Company does not currently provide postretirement benefits for its employees.

Fair Value of Financial Instruments

        Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments", requires disclosure of the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the Consolidated Balance Sheet of the Company, for which it is practicable to estimate fair value. The estimated fair values of financial instruments which are presented herein have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

Office Depot Inc. And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued
- ---------------------------------------------------------

The following methods and assumptions were used to estimate fair value:

  * the carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value due to their short term nature;

  * discounted cash flows using current interest rates for financial instruments with similar characteristics and maturity were used to determine the fair value of short-term and long-term debt; and,

  * market prices were used to determine the value of the zero coupon, convertible, subordinated notes.

  There was no significant difference as of December 25, 1993 in the carrying value and fair market value of financial instruments except for the zero coupon, convertible, subordinated notes which had a carrying value of $350,298,000 and a fair value of $419,750,000.


NOTE B--PROPERTY AND EQUIPMENT

Property and equipment consists of:


                                                                          December 25,                       December 26,
                                                                              1993                              1992
                                                                         --------------                     --------------
                                                                                           (in thousands)
Land and buildings.................................................      $  35,402                            $  16,442
Furniture, fixtures and equipment..................................        130,911                               82,080
Automotive equipment...............................................         14,668                                8,179
Leasehold improvements.............................................        142,566                              100,339
Equipment under capital lease......................................         16,278                               12,899
                                                                         -----------                        -------------
                                                                           339,825                              219,939
Less accumulated depreciation and amortization.....................         77,681                               51,471
                                                                         -----------                        -------------
                                                                         $ 262,144                            $ 168,468
                                                                         -----------                        -------------
                                                                         -----------                        -------------

Equipment under capital leases consists of:

                                                                          December 25,                       December 26,
                                                                              1993                              1992
                                                                         --------------                     --------------
                                                                                           (in thousands)
Equipment.......................................................          $  16,278                            $  12,899
Accumulated depreciation........................................             11,105                                8,458
                                                                         -----------                        -------------
                                                                          $   5,173                             $   4,441
                                                                         -----------                        -------------
                                                                         -----------                        -------------



Office Depot Inc. And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued
- --------------------------------------------------------------------------------
NOTE C--LONG-TERM DEBT

  Long-term debt consists of the following:


                                                                                December 25,            December 26,
                                                                                   1993                    1992
                                                                                ------------            ------------
                                                                                           (in thousands)
Capital lease obligations collateralized by certain
  equipment and fixtures ............................................           $   5,496              $  4,258
13% senior subordinated notes, unsecured and due 2002 ...............              10,368                    --
Installment notes payable in monthly installments
  through January 1996, collateralized by certain
  telephone equipment and vehicles ..................................               3,470                 2,176
                                                                                ----------            ----------
                                                                                   19,334                 6,434
Less current portion ................................................               3,105                 2,948
                                                                                ----------            ----------
                                                                                $  16,229             $   3,486
                                                                                ----------            ----------
                                                                                ----------            ----------


Maturities of long-term debt are as follows:


                                                                                December 25,
                                                                                    1993
                                                                                ------------
                                                                               (in thousands)
1994................................................................            $     3,105
1995................................................................                  1,808
1996................................................................                    610
1997................................................................                    526
1998 and after......................................................                 13,285
                                                                                ------------
                                                                                $    19,334
                                                                                ------------
                                                                                ------------


Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 25, 1993 are as follows:

                                                                                December 25,
                                                                                    1993
                                                                                ------------
                                                                               (in thousands)
1994................................................................            $    2,624
1995................................................................                 1,271
1996................................................................                   542
1997................................................................                   437
1998 and after......................................................                 1,927
                                                                                ----------
Minimum lease payments .............................................                 6,801
Less: amount representing interest at 9.5% to 15.0% ................                 1,305
                                                                                ----------
Present value of net minimum lease payments ........................                 5,496
Less: current portion ..............................................                 2,264
                                                                                ----------
Noncurrent portion .................................................            $    3,232
                                                                                ----------
                                                                                ----------

        The Company has a credit agreement with its principal bank and a syndicate of commercial banks to provide for a working capital line of $200,000,000. The agreement provides that funds borrowed will bear interest, at the Company's option, at either 3/4% over the LIBOR rate or at a base rate linked to the prime rate. The Company must also pay a fee of 1/4% per annum on the available and unused portion of the credit facility. The credit facility expires in September 1996. In addition to the credit facility, the bank has provided a lease facility to the Company under which the bank has agreed to purchase up to $15,000,000 of equipment from the Company and lease such equipment back to the Company. As of December 25, 1993, the Company had no outstanding borrowings under the revolving credit facility and had utilized approximately $7,711,000 of the lease facility. The loan agreement contains covenants relating to various financial statement ratios and provides for a limitation on the payment of cash dividends on common stock, not to exceed 25% of net earnings, without the bank's consent.

Office Depot Inc. And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued
- --------------------------------------------------------------------------------

NOTE D--ZERO COUPON, CONVERTIBLE, SUBORDINATED NOTES

        On December 11, 1992, the Company issued $316,250,000 principal amount of Liquid Yield Option Notes (LYONs) with a price to the public of $150,769,000. The issue price of each such LYON was $476.74 and there will be no periodic payments of interest. The LYONs will mature on December 11, 2007 at $1,000 per LYON representing a yield to maturity of 5% (computed on a semi-annual bond equivalent basis).

        On November 1, 1993, the Company issued $345,000,000 principal amount of LYONs with a price to the public of $190,464,000. The issue price of each such LYONs was $552.07 and there will be no periodic payments of interest. These LYONs will mature on November 1, 2008 at $1,000 per LYON, representing a yield to maturity of 4% (computed on a semi-annual bond equivalent basis).

        All LYONs are subordinated to all existing and future senior indebtedness of the Company.

        Each LYON is convertible at the option of the holder at any time on or prior to maturity, unless previously redeemed or otherwise purchased by the Company, into common stock of the Company at a conversion rate of 19.509 shares per 1992 LYON and 14.156 shares per 1993 LYON. The LYONs may be required to be purchased by the Company, at the option of the holder, as of December 11, 1997 and December 11, 2002 for the 1992 LYONs and as of November 1, 2000 for the 1993 LYONs, at the issue price plus accrued original issue discount. The Company, at its option, may elect to pay the purchase price on any particular purchase date in cash or common stock, or any combination thereof.

        In addition, prior to December 11, 1997 for the 1992 LYONs and prior to November 1, 2000 for the 1993 LYONs, the LYONs will be purchased for cash by the Company, at the option of the holder, in the event of a change in control of the Company. Beginning on December 11, 1996, for the 1992 LYONs and on November 1, 2000 for the 1993 LYONs, the LYONs are redeemable for cash at any time at the option of the Company in whole or in part at the issue price plus accrued original issue discount through the date of redemption.


NOTE E--INCOME TAXES

        Effective December 27, 1992, the Company adopted the provisions of Statement No. 109, "Accounting for Income Taxes." The Company's adoption in 1993 of Statement No. 109 did not result in a material adjustment and was recognized in the results of operations. The Company chose not to restate prior years' results or disclosures as permitted by the Statement.

        Club commenced operations in 1986 and incurred losses through 1989. The resulting net operating loss carryforward was partially utilized in 1991 and fully utilized in 1992.

        The income tax provision consists of the following:


                                                                        52 Weeks        52 Weeks        52 Weeks
                                                                          Ended           Ended           Ended
                                                                      December 25,     December 26,    December 28,
                                                                          1993            1992            1991
                                                                      ------------     ------------    ------------
                                                                                      (in thousands)
Current
    Federal .....................................................     $  38,410         $  22,887       $  12,089
    State .......................................................         9,026             3,386           2,908
Deferred (benefit) ..............................................        (4,333)           (2,012)         (2,502)
                                                                      ------------     ------------    ------------
Total provision for income taxes ................................     $  43,103         $  24,261       $  12,495
                                                                      ------------     ------------    ------------
                                                                      ------------     ------------    ------------








30

Office Depot Inc. And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued
- ----------------------------------------------------

The tax effected components of deferred income tax accounts as of December 25, 1993 are as follows:

                                                                 Assets            Liabilities
                                                                -------            -----------
                                                                       (in thousands)
Interest premium on notes redeemed....................          $ 7,832
Self-insurance costs..................................            6,466
Inventory costs capitalized for tax purposes..........            3,184
Excess of tax over book depreciation..................               --            $ 3,208
Capitalized leases....................................               --              3,160
Other items...........................................           14,231              3,218
                                                                -------            -------
                                                                $31,713            $ 9,586
                                                                -------            -------
                                                                -------            -------


The components of deferred income tax (benefit) are as follows:

                                                                52 Weeks          52 Weeks
                                                                  Ended             Ended
                                                               December 26,      December 28,
                                                                   1992              1991
                                                               -----------       ------------
                                                                      (in thousands)
Excess of tax over book depreciation..................          $   470            $    67
Inventory costs capitalized for tax purposes..........             (526)              (435)
Vacation pay..........................................             (380)              (305)
Self-insurance costs..................................           (3,032)            (1,941)
Capitalized leases....................................              720                368
Deferred book loss benefit recognized.................              888                148
Other items, net......................................             (152)               (46)
Pre-opening costs.....................................               --               (358)
                                                                -------            -------
Total deferred benefit................................          $(2,012)           $(2,502)
                                                                -------            -------
                                                                -------            -------


The following schedule is a reconciliation of income taxes at the federal statutory rate to the provision for income taxes:



                                                               52 Weeks          52 Weeks            52 Weeks
                                                                 Ended             Ended               Ended
                                                              December 25,      December 26,        December 28,
                                                                 1993               1992               1991
                                                              ------------      -----------         -----------
                                                                               (in thousands)
Tax computed at the statutory rate....................          $37,282            $21,098            $ 9,136
State taxes net of federal benefit....................            5,326              3,330              1,598
Nondeductible goodwill amortization...................              483                 --                 --
Nondeductible merger costs............................               --                 --              1,700
Other items, net......................................               12               (167)                61
                                                                -------            -------            -------
Provision for income taxes............................          $43,103            $24,261            $12,495
                                                                -------            -------            -------
                                                                -------            -------            -------



Office Depot Inc. And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued
- ----------------------------------------------------

NOTE F--COMMITMENTS AND CONTINGENCIES

Leases

        The Company conducts its operations in various leased facilities under leases that are classified as operating leases for financial statement purposes. The leases provide for the Company to pay real estate taxes, common area maintenance, and certain other expenses, including, in some instances, contingent rentals based on sales. Lease terms, excluding renewal option periods exercisable by the Company at escalated rents, expire between 1994 and 2015. In addition to the base lease term, the Company has various renewal option periods. Also, certain equipment used in the Company's operations is leased under operating leases. A schedule of fixed operating lease commitments follows:

                                                               December 25,
                                                                  1993
                                                               -----------
                                                              (in thousands)
1994 ........................................................  $ 93,960
1995 ........................................................    92,987
1996 ........................................................    86,246
1997 ........................................................    80,333
1998 ........................................................    76,658
Thereafter ..................................................   318,390
                                                               --------
                                                               $748,574
                                                               --------
                                                               --------


        The above amounts include 27 stores leased but not yet opened as of December 25, 1993. The Company is in the process of opening new stores in the ordinary course of business and leases signed subsequent to December 25, 1993 are not included in the above described commitment amount. Rent expense, including equipment rental, was approximately $91,005,000, $71,820,000 and $61,656,000, during 1993, 1992 and 1991, respectively.

Other

        Certain holders of the Company's common stock have limited demand registration rights. The costs of such registration will generally be borne by the Company.

        The Company is involved in litigation arising in the normal course of its business. In the opinion of management, these matters will not materially affect the financial position or results of operations of the Company.

        As of December 25, 1993, the Company has reserved 11,053,542 shares of unissued common stock for conversion of the subordinated notes (see Note D).

Office Depot Inc. And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued
- -----------------------------------------------------------

NOTE G--EMPLOYEE BENEFIT PLANS

Stock Option Plans

        As of December 25, 1993, the Company had reserved 11,367,136 shares of common stock for issuance to officers and key employees under its 1986 and 1987 Incentive Stock Option Plans, its 1988 and 1989 Employees Stock Option Plans, its Directors Stock Option Plan and the Club Incentive Stock Option Plan.
Under these plans, the option price must be equal to or in excess of the market price of the stock on the date of the grant or, in the case of employees who own 10% or more of common stock, the minimum price must be 110% of the market price.

        Options granted to date become exercisable from one to four years after the date of grant, provided that the individual is continuously employed by the Company. All options expire no more than ten years after the date of grant. Options to purchase 2,556,848 shares were exercisable at December 25, 1993. No amounts have been charged to income under the plan.

                                                             Number of                             Option Price
                                                              Shares                                 Per Share
                                                         -----------------                      -----------------
Outstanding at December 30, 1990....................            5,964,519                           $   .03- 8.75
Granted.............................................            3,217,530                           $  3.14-13.09
Canceled............................................              364,611                           $  2.97-12.00
Exercised...........................................            1,579,224                           $   .03- 8.67
                                                         -----------------
Outstanding at December 28, 1991....................            7,238,214                           $   .03-13.09
Granted.............................................            1,705,575                           $ 13.33-22.92
Canceled............................................              509,688                           $   .63-19.42
Exercised...........................................            2,609,971                           $   .03-13.09
                                                         -----------------
Outstanding at December 26, 1992....................            5,824,130                           $   .03-22.92
Granted.............................................            1,476,468                           $ 19.83-35.75
Canceled............................................              299,752                           $  2.65-26.88
Exercised...........................................            1,190,352                           $   .44-22.50
                                                         -----------------
Outstanding at December 25, 1993....................            5,810,494                           $   .03-35.75
                                                         -----------------
                                                         -----------------

Other Stock Options

        On December 28, 1987, a nonqualified option to purchase 2,099,997 shares of common stock was issued to the Company's chief executive officer. The option with respect to 299,997 shares was exercisable upon issuance, with the balance exercisable one-third each year commencing one year from the date of issue. Options to purchase an aggregate of 224,997 shares were also issued to two of the Company's principal officers.

        The exercise price on the above described nonqualified options is $.63 per share. Options for 299,997 shares were exercised in February 1988. In 1990, options for 149,997 shares were exercised and options for 75,000 shares were canceled. In 1991, options for 600,000 shares were exercised. In 1992, options for the remaining 1,200,000 shares were exercised.

Employee Stock Purchase Plan

        In October 1989, the Board of Directors approved an Employee Stock Purchase Plan, which permits eligible employees to purchase common stock from the Company at 90% of its fair market value through regular payroll deductions. The maximum number of shares eligible for purchase under the plan is 750,000.

Office Depot Inc. And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

- --------------------------------------------------------------------------------

Retirement Savings Plan

        In February 1990, the Board of Directors approved a Retirement Savings Plan, which permits eligible employees to make contributions to the plan on a pretax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company makes a matching stock contribution of 50% of the employee's pretax contribution up to a maximum of 3% of the employee's compensation in any calendar year. The Office Club plan provided a cash match up to certain limits. The Office Club Plan was terminated in early 1993 and all employees were given the opportunity to join the Depot plan.


NOTE H--CAPITAL STOCK

     In May 1993, the Board of Directors and stockholders approved an amendment to the Company's Certificate of Incorporation, which increased the authorized number of shares of common stock from 100,000,000 to 200,000,000 shares. As of December 25, 1993, there were 1,000,000 shares of $.01 par value preferred stock authorized of which none are issued or outstanding.

Common Stock

     On June 7, 1991, 4,290,000 shares of common stock were sold to a subsidiary of Carrefour, a French hypermarket retailer, at a price of $9.33 per share.

     On December 24, 1991, the Company completed a public offering of 6,900,000 shares of common stock at $14.00 per share.


NOTE I--ACQUISITIONS

      On May 17, 1993, the Company acquired substantially all of the assets and assumed certain of the liabilities of the office supply business of Wilson Stationery & Printing Company ("Wilson"), a contract stationer based in Houston Texas. The Company issued 663,881 shares of common stock, representing $15,000,000 at market value at date of issuance, in exchange for the acquired net assets of Wilson. This acquisition was accounted for as a purchase.

      On September 13, 1993, the Company acquired the common stock of Eastman Office Products Corporation ("Eastman"), a contract stationer and office furniture dealer headquartered in California that operates primarily in the western United States. In connection with the acquisition, the Company issued 2,693,053 shares of common stock with a market value of approximately $79,707,000 and paid out $20,001,000 in cash. This acquisition was accounted for as a purchase. The Company has allocated the purchase price to the assets acquired and liabilities assumed based on information obtained to date. The allocation will be finalized when all necessary information regarding the fair values of the assets and liabilities is available. The Company also acquired the outstanding preferred stock of Eastman for $13,158,000. Additionally, the Company offered to purchase for cash pursuant to a tender offer $90,000,000 principal amount of Eastman, Inc.'s 13% Series B Subordinated Notes due 2002 (the "Notes"). Pursuant to the tender offer, in October 1993 the Company purchased $81,750,000 principal amount of the Notes for $103,414,000 in cash.

Office Depot Inc. And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

        The excess of the cost over the fair value of net assets acquired for the above acquisitions is being amortized over 40 years on a straight-line method. The Company's Consolidated Statement of Earnings includes the operating results of acquisitions from the respective dates of the purchases. The following represents the pro forma results of operations assuming the acquisitions of Eastman and Wilson had taken place on December 29, 1991.

                                                                          52 Weeks                52 Weeks
                                                                            Ended                   Ended
                                                                       December 25, 1993       December 26, 1992
                                                                       -----------------       -----------------
                                                                        (in thousands, except per share amounts)
                                                                                        (unaudited)
Sales...........................................................       $2,828,630               $2,078,504
Net Earnings Before Extraordinary Credit........................           62,520                   37,841
Net Earnings Before Extraordinary Credit Per Share..............              .65                      .40


        This pro forma information is not necessarily indicative of the actual results of operations that would have occurred had the acquisitions been made as of December 29, 1991, or of results which may occur in the future.


NOTE J - SUPPLEMENTAL INFORMATION OF NONCASH INVESTING AND FINANCING ACTIVITIES

        The Consolidated Statements of Cash Flows for 1993 and 1992 do not include noncash financing transactions of $3,525,000 and $21,882,000, respectively, relating to additional paid in capital associated with tax benefits of stock options exercised and $8,754,000 for 1993 associated with accreted interest on convertible, subordinated notes.

        The Consolidated Statement of Cash Flows for 1993 does not include noncash investing and financing transactions associated with common stock issued for the acquisition of net assets of Wilson and of Eastman. The components of the transactions are as follows:

                                                            (in thousands)
Fair value of assets acquired (including goodwill).........    $ 328,603
Liabilities assumed........................................     (213,895)
                                                               ----------
Net assets acquired........................................      114,708
Total issuance of common stock.............................       94,707
                                                               ----------
Cash used to purchase Eastman common stock.................    $  20,001
                                                               ----------
                                                               ----------



Office Depot Inc. And Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  Continued
- --------------------------------------------------------------------------------

NOTE K - RECEIVABLES SOLD WITH RECOURSE

        The Company has two private label credit card programs which are managed by financial services companies. All credit card receivables sold to the financial services company under one of these programs were sold on a recourse basis. Proceeds to the Company for such receivables sold with recourse were approximately $185,000,000, $138,000,000 and $123,000,000 in
1993, 1992 and 1991, respectively. The Company's maximum exposure to off-balance sheet credit risk is represented by the outstanding balance of private label credit card receivables with recourse, which totaled approximately $39,900,000 at December 25, 1993. The financial services company periodically estimates the percentage to be withheld from proceeds for receivables sold to achieve the necessary reserve for potential uncollectible amounts. The Company expenses such withheld amounts at the time of sale to the financial services company.

NOTE L - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                        First         Second         Third          Fourth
                                                                       Quarter        Quarter       Quarter         Quarter
                                                                       -------        --------      --------        --------
                                                                             (in thousands, except per share data)
FISCAL YEAR ENDED DECEMBER 25, 1993
Net sales..........................................................     $582,115      $527,871       $659,925        $809,583
Gross profit(a)....................................................      133,632       122,671        151,478         191,284
                                                                        --------      --------       --------        --------
Net earnings.......................................................     $ 14,138      $ 10,861       $ 17,206        $ 21,212
                                                                        --------      --------       --------        --------
                                                                        --------      --------       --------        --------
Net earnings per common share......................................     $    .15      $    .12       $    .18        $    .22
                                                                        --------      --------       --------        --------
                                                                        --------      --------       --------        --------
FISCAL YEAR ENDED DECEMBER 26, 1992
Net sales..........................................................     $433,303      $386,832       $434,793        $478,037
Gross profit(a)....................................................       99,845        88,758        100,303         109,754
Earnings before extraordinary item.................................        9,351         6,451          9,758          12,232
Extraordinary item.................................................          ---           ---            ---           1,396
                                                                        --------      --------       --------        --------
Net earnings.......................................................     $  9,351      $  6,451       $  9,758        $ 13,628
                                                                        --------      --------       --------        --------
                                                                        --------      --------       --------        --------
Earnings per common share before extraordinary item................     $    .10      $    .07       $    .11        $    .13
Extraordinary item.................................................          ---           ---            ---             .02
                                                                        --------      --------       --------        --------
Net earnings per common share......................................     $    .10      $    .07       $    .11        $    .15
                                                                        --------      --------       --------        --------
                                                                        --------      --------       --------        --------

(a) Gross profit is net of occupancy costs.


36