Form 10-Q
period 1994-03-26
OFFICE DEPOT INC
filed 1994-05-09
CIK 800240

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 1994


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to_______________________

Commission file number 1-10948

                              OFFICE DEPOT, INC.
- - ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                               59-2663954
- - ----------------------------------------------------------------------------
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)              Identification No.)

2200 Old Germantown Road, Delray Beach, Florida                   33445
- - ----------------------------------------------------------------------------
   (Address of principal executive offices)                      Zip Code)

                                (407) 278-4800
- - ----------------------------------------------------------------------------
             (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

                         Yes    X           No
                             ------            ------
The registrant had 96,375,636 shares of common stock outstanding as of May 4, 1994.

                               OFFICE DEPOT, INC.

                                     INDEX


                                                                 Page
Part I.  FINANCIAL INFORMATION

         Item 1  Financial Statements

                 Consolidated Statements of Earnings
                 for the 13 Weeks Ended March 26, 1994
                 and March 27, 1993                                3

                 Consolidated Balance Sheets as of
                 March 26, 1994 and December 25, 1993              4

                 Consolidated Statements of Cash Flows
                 for the 13 Weeks Ended March 26, 1994
                 and March 27, 1993                                5

                 Notes to Consolidated Financial Statements        6

         Item 2  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                   7 - 10


Part II.  OTHER INFORMATION                                       10

SIGNATURE                                                         11

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                  (Unaudited)



                                                                    13 Weeks                  13 Weeks
                                                                      Ended                     Ended
                                                                    March 26,                 March 27,
                                                                      1994                      1993
                                                                    ---------                 ---------
Sales                                                               $ 994,845                 $ 582,115
Cost of goods sold and occupancy costs                                762,725                   448,483
                                                                    ---------                 ---------

 Gross profit                                                         232,120                   133,632

Store and warehouse operating
 and selling expenses                                                 159,261                    92,544
Pre-opening expenses                                                    1,259                     1,605
General and administrative expenses                                    27,611                    15,610
Amortization of goodwill                                                1,269                        15
                                                                    ---------                 ---------

                                                                      189,400                   109,774
                                                                    ---------                 ---------

 Operating profit                                                      42,720                    23,858

Interest expense (income), net                                          3,242                       681
                                                                    ---------                 ---------

 Earnings before income taxes                                          39,478                    23,177

Income taxes                                                           16,556                     9,039
                                                                    ---------                 ---------

Net earnings                                                        $  22,922                 $  14,138
                                                                    =========                 =========
Earnings per common and
 common equivalent share                                            $    0.23                 $    0.15
                                                                    =========                 =========
Average common and common
 equivalent shares                                                     99,343                    92,831
                                                                    =========                 =========

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                              March 26,                        December 25,
                                                                                1994                               1993
                                                                             ----------                        ------------
                                                                             (Unaudited)
                    ASSETS
Current Assets
  Cash and cash equivalents                                                  $   98,875                        $  140,219
  Receivables, net of allowances                                                174,732                           177,008
  Merchandise inventories                                                       705,400                           649,786
  Deferred income taxes                                                          26,185                            26,024
  Prepaid expenses and refundable income taxes                                    6,534                             4,951
                                                                             ----------                        ----------

    Total current assets                                                      1,011,726                           997,988

Property and Equipment                                                          384,645                           344,621
  Less accumulated depreciation and amortization                                 89,893                            80,691
                                                                             ----------                        ----------

                                                                                294,752                           263,930

Goodwill, net of amortization                                                   199,155                           200,462
Other Assets                                                                     24,604                            23,618
                                                                             ----------                        ----------

                                                                             $1,530,237                        $1,485,998
                                                                             ==========                        ==========


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                           $  414,596                        $  399,766
  Accrued expenses                                                              120,098                           129,233
  Income Taxes                                                                   20,728                            13,036
  Current maturities of long-term debt                                            2,922                             4,372
                                                                             ----------                        ----------

    Total current liabilities                                                   558,344                           546,407

Long-Term Debt, less current maturities                                          15,566                            16,636
Deferred Taxes and Other Credits                                                  6,114                             5,478
Zero Coupon, Convertible, Subordinated Notes                                    354,177                           350,298


Common Stockholders' Equity
  Common stock - authorized 200,000,000 shares of
    $.01 par value; issued 97,558,621 in 1994 and
    95,609,233 in 1993                                                              976                               997
  Additional paid-in capital                                                    433,142                           427,360
  Foreign currency translation adjustment                                           557                               383
  Retained earnings                                                             163,111                           140,189
  Less: 1,442,298 shares of treasury stock                                       (1,750)                           (1,750)
                                                                             ----------                        ----------

                                                                                596,036                           567,179
                                                                             ----------                        ----------

                                                                             $1,530,237                        $1,485,998
                                                                             ==========                        ==========

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                  (Unaudited)

                                                                             13 Weeks Ended           13 Weeks Ended
                                                                                March 26,                March 27,
                                                                                  1994                     1993
                                                                             --------------           --------------

Cash flows from operating activities
  Cash received from customers                                               $  996,188                 $  589,420
  Cash paid for inventory                                                      (797,149)                  (397,234)
  Cash paid for store and warehouse operating,
    selling and general administrative expenses                                (189,818)                  (122,680)
  Interest received                                                               1,261                      1,427
  Interest paid                                                                    (624)                      (224)
  Taxes paid                                                                    (10,902)                      (122)
                                                                             -----------                -----------

    Net cash provided (used) by operating
     activities                                                                  (1,044)                    70,587
                                                                             -----------                -----------

Cash flows from investing activities
  Capital expenditures-net                                                      (41,619)                   (17,290)
  Cash acquired                                                                   1,721                          -
                                                                             -----------                -----------

    Net cash used in investing activities                                       (39,898)                   (17,290)
                                                                             ----------                 ----------

Cash flows from financing activities
  Proceeds from exercise of stock options                                         3,665                      2,423
  Foreign currency translation adjustment                                           174                        (48)
  Proceeds from long- and short-term borrowing                                       56                         -
  Payments on long- and short-term debt                                          (2,576)                      (606)
                                                                             -----------                -----------
    Net cash provided by financing activities                                     1,319                      1,769
                                                                             -----------                -----------

    Net increase (decrease) in cash and cash
      equivalents                                                               (39,623)                    55,066
Cash and equivalents at beginning of period                                     138,498                    130,192
                                                                             -----------                -----------

Cash and equivalents at end of period                                        $   98,875                 $  185,258
                                                                             ===========                ===========

Reconciliation of net earnings to net cash
  provided (used) by operating activities
    Net earnings                                                             $   22,922                 $   14,138
    Adjustments to reconcile net earnings
    to net cash provided (used) by operating activities
      Depreciation and amortization                                              10,829                      6,024
      Changes in assets and liabilities
        Decrease in accounts receivable                                           2,276                     20,906
        Decrease (increase) in inventory                                        (55,614)                    54,645
        Decrease (increase) in prepaid expenses and
          other assets                                                           (1,423)                     3,362
        Increase (decrease) in accounts payable
          and other liabilities                                                  19,966                    (28,488)
                                                                             -----------                -----------
    Total adjustments                                                           (23,966)                    56,449
                                                                             -----------                -----------

Net cash provided (used) by operating activities                             $   (1,044)                $   70,587
                                                                             ===========                ===========

                      OFFICE DEPOT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The interim financial statements as of March 26, 1994 and for the 13 week periods ended March 26, 1994 and March 27, 1993 are unaudited; however, such interim statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 25, 1993.

2. Average common and common equivalent shares utilized in computing first quarter earnings per share include approximately 3,423,000 and 3,191,000 shares in 1994 and 1993, respectively, as a result of applying the treasury stock method to outstanding stock options.

3. In February 1994, the Company completed the acquisitions of L. E. Muran Co., Inc., a Boston-based contract stationer, and Yorkship Press, Inc., a contract stationer servicing Philadelphia and southern New Jersey. The Company issued 1,557,164 shares of common stock in connection with these acquisitions. These acquisitions were accounted for on a "pooling of interests" basis. The Consolidated Balance Sheet as of December 26, 1993 has been restated to include the financial position of the combined companies. Results of operations for the 13 weeks ended March 26, 1994 includes the results of operations of the combined companies. Results of operations and financial position prior to December 26, 1993 have not been adjusted due to immateriality. An adjustment to increase retained earnings as of December 26, 1993 in the amount of $12,414,000 has been made.

4. The Consolidated Statements of Cash Flows for the 13 weeks ended March 26, 1994 and March 27, 1993 do not include noncash financing transactions of $2,096,000 and $2,119,000, respectively, relating to additional paid-in-capital associated with tax benefits of stock options exercised. In addition, the Consolidated Statements of Cash Flows for the 13 weeks ended March 26, 1994 and March 27, 1993 do not include noncash financing transactions of $3,879,000 and $1,884,000, respectively, associated with accreted interest on convertible, subordinated notes.

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales increased 71% from $582,115,000 in the first quarter of 1993 to $994,845,000 in the first quarter of 1994. Comparable store sales increased 34% for the first quarter of 1994. The balance of the sales increase was attributable to the 66 new stores and the 12 contract stationer warehouses acquired subsequent to the first quarter of 1993. The Company opened eleven stores in the first quarter of 1994, bringing the total number of stores open at the end of the first quarter to 362, compared with 297 stores at the end of the first quarter of 1993. The Company also operated 5 delivery centers and 12 contract stationer warehouses at the end of the first quarter of 1994 compared to 5 delivery centers at the end of the first quarter of 1993. The Company expects to combine its contract stationer warehouses and delivery centers in the future. All of the contract stationer warehouses were acquired subsequent to the first quarter of 1993. Comparable store sales in the future may be affected by competition from other stores, the opening of additional stores, or expansion of contract stationer business in existing markets, and economic conditions.

Gross profit as a percentage of sales was 23.3% during the first quarter of 1994, and 23.0% during the comparable quarter in 1993. The increase was primarily a result of purchasing efficiencies gained through vendor volume discount programs that increased as purchasing levels continued to increase. Additionally, the Company benefited from leveraging occupancy costs through higher average sales per store. These gains were partially offset by lower gross margins resulting from an increase in sales of lower margin business machines and computers. Gross profit as a percentage of sales is higher in the contract stationer portion of the business than the retail store portion as a result of significantly fewer business machines and computers being sold through the contract stationer portion.

Store and warehouse operating and selling expenses as a percentage of sales were 16.0% in the first quarter of 1994, compared with 15.9% in the comparable period in 1993. Store and warehouse operating expenses, consisting primarily of payroll and advertising expenses, have increased in the aggregate due to the Company's expansion program and due to selling expenses incurred by contract stationers as well as somewhat higher operating expenses incurred by contract stationers. While the majority of these expenses vary proportionately with sales, there is a fixed cost component to these expenses such that, as sales increase within a given market area, store and warehouse operating and selling expenses should decrease as a percentage of sales. This benefit may not be fully realized, however, during periods when a large number of new stores are being opened, as new stores typically generate lower sales than the average mature store, resulting in higher operating and selling expenses as a percentage of sales for new stores. This percentage is also affected when the Company enters large metropolitan market areas where the advertising costs for the full market must be absorbed by the small number of stores initially opened. As additional stores in these large markets are opened, advertising costs, which are substantially a fixed expense for a market area, should decrease as a percentage of sales. The Company has also continued a strategy of opening stores in existing markets. While increasing the number of stores increases operating results in absolute dollars, this may have the effect of increasing expenses as a percentage of sales since the sales of certain existing stores in the market may initially be adversely affected.

Pre-opening expenses decreased from $1,605,000 in the first quarter of 1993 to $1,259,000 in the comparable period in 1994. Pre-opening expenses currently are approximately $125,000 per store and are predominately incurred during a six-week period prior to the store opening. These expenses consist principally of amounts paid for salaries and supplies. Since the Company's policy is to expense these items during the period in which they occur, the amount of pre-opening expenses in each quarter is generally proportional to the number of new stores opened.

General and administrative expenses have increased as a percentage of sales from 2.7% in the first quarter of 1993 to 2.8% in the comparable period in 1994. General and administrative expenses include, among other costs, site selection expenses and store management training expenses, and therefore vary with the number of new store openings in that quarter and the next quarter. The Company's commitment to improving the efficiency of its computer systems resulted in an increase in general and administrative expenses in the first quarter of 1994; however, the Company believes the systems investment will provide benefits in late 1994 and beyond. General and administrative expenses also increased with the acquisitions of the contract stationers, as this portion of the office products industry typically has a higher expense component than retail stores. Additionally, there are some duplicative expenses incurred as a result of the acquisitions. These increases have been partially offset by a decrease in general and administrative expenses as a percentage of sales for the Company's retail store operations, primarily as a result of the Company's ability to increase sales without a proportionate increase in corporate expenditures.

The Company incurred net interest expense of $3,242,000 in the first quarter of 1994, as compared to $681,000 in the first quarter of 1993 primarily due to $185,000,000 raised in November 1993 via a public offering of zero coupon, convertible, subordinated notes.

The Company recorded goodwill amortization of $1,269,000 in the first quarter of 1994 as compared to $15,000 in the 1993 comparable quarter. The increase in goodwill amortization was attributable to the contract stationer acquisitions which occurred subsequent to the first quarter of 1993. The increase in the effective income tax rate for 1994 was due to nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company's store sales are substantially on a cash and carry basis, cash flow generated from operating stores provides a source of liquidity to the Company. Working capital requirements are reduced by vendor credit terms, which allow the Company to finance a portion of its inventory. The Company utilizes private label credit card programs. This allows the Company to expand its retail sales without the burden of additional receivables since the programs are administered and financed by financial services companies.

Sales made from the contract stationer warehouses are made under regular commercial credit terms, where the Company carries its own receivables. As the Company expands into servicing additional large companies in the contract stationer portion of its business, it is expected that a greater portion of the Company's receivables will be carried.

In the first quarter of 1994, the Company added 11 stores as compared to 13 stores for the comparable 1993 period. As stores mature and become more profitable, and as the number of new stores opened in a year becomes a smaller percentage of the existing store base, cash generated from operations will provide a greater portion of funds required for new store fixed assets, inventories and other working capital requirements. Cash generated from operations will be affected by an increase in receivables carried without outside financing, and an increase in inventory at the stores and warehouses as the Company continues to expand its efforts in computers and business machines. This has resulted in net cash provided (used) in operating activities of $(1,044,000) and $70,587,000 in the first quarter of 1994 and 1993, respectively. Capital expenditures are also affected by the number of stores and warehouses opened or acquired each year and the increase in computer and other equipment at the corporate office required to support such expansion. Cash utilized for capital expenditures was $41,619,000 and $17,290,000 in the first quarter of 1994 and 1993, respectively.

During the three months ended March 26, 1994, the Company's cash balance decreased approximately $39,623,000 and long- and short-term debt increased by approximately $1,359,000. The decrease in cash was primarily attributable to payments for fixed assets and inventories for new stores as well as payments for inventory mix changes resulting from an increase in business machines and computer sales.

The Company plans to open a total of approximately 55 to 60 additional stores during the remainder of 1994. Management estimates that the Company's cash requirements, exclusive of pre-opening expenses, will be approximately $1,200,000 for each additional store. In addition, management estimates that each new store will require pre-opening expenses of approximately $125,000.

The Company has a credit agreement with its principal bank and a syndicate of commercial banks to provide for a working capital line of $200,000,000. The credit agreement provides that funds borrowed will bear interest, at the Company's option, at either 3/4% over the LIBOR rate or at a base rate linked to the prime rate. The Company must also pay a fee of 1/4% per annum on the unused portion of the credit facility. The credit facility expires in September 1996. In addition to the credit facility, the bank has provided a lease facility to the Company under which the bank has agreed to purchase up to $15,000,000 of equipment from the Company and lease such equipment back to the Company. As of March 26, 1994, there were no borrowings outstanding under the working capital line and the Company has utilized approximately $7,711,000 of this lease facility.

The Company's management is continually reviewing its financing options. Although the Company has the ability to finance its planned expansion through 1994 from cash on hand, funds received from the LYONS debt offering in November 1993, funds generated from operations, and funds borrowed under the Company's credit facilities, the Company will also consider alternative financing, such as the issuance of equity, debt or convertible debt, if market conditions make them financially attractive alternatives for funding the Company's short-term or long-term expansion. The Company has acquired its contract stationer businesses with cash and the issuance of common stock. The Company's financing requirements in the future will be affected by the number of new stores, delivery centers and contract stationer warehouses opened or acquired.





                          PART II.   OTHER INFORMATION

Items 1 - 6  Not applicable.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    OFFICE DEPOT, INC.
                                                        (Registrant)



Date:  May 9, 1993                         By:     /s/Barry J. Goldstein
                                                   ----------------------------
                                                    Barry J. Goldstein
                                           Executive Vice President-Finance
                                           and Chief Financial Officer