Form 10-Q/A
period 1994-03-26
OFFICE DEPOT INC
filed 1994-05-10
CIK 800240

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q/A


(Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 1994


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to_______________________

Commission file number 1-10948

                              OFFICE DEPOT, INC.
- ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                               59-2663954
- ----------------------------------------------------------------------------
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)              Identification No.)

2200 Old Germantown Road, Delray Beach, Florida                   33445
- ----------------------------------------------------------------------------
   (Address of principal executive offices)                      Zip Code)

                                (407) 278-4800
- ----------------------------------------------------------------------------
             (Registrant's telephone number including area code)

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

                               OFFICE DEPOT, INC.

                                     INDEX


                                                                 Page
Part I.  FINANCIAL INFORMATION

         Item 1  Financial Statements

                 Consolidated Statements of Earnings
                 for the 13 Weeks Ended March 26, 1994
                 and March 27, 1993                                3

                 Consolidated Balance Sheets as of
                 March 26, 1994 and December 25, 1993              4

                 Consolidated Statements of Cash Flows
                 for the 13 Weeks Ended March 26, 1994
                 and March 27, 1993                                5

                 Notes to Consolidated Financial Statements        6


SIGNATURE                                                          7

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
                                                                    =========                 =========

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                              March 26,                        December 25,
                                                                                1994                               1993
                                                                             ----------                        ------------
                                                                             (Unaudited)
                    ASSETS
Current Assets
  Cash and cash equivalents                                                  $   98,875                        $  138,498
  Receivables, net of allowances                                                174,732                           165,182
  Merchandise inventories                                                       705,400                           643,773
  Deferred income taxes                                                          26,185                            25,931
  Prepaid expenses and refundable income taxes                                    6,534                             4,778
                                                                             ----------                        ----------

    Total current assets                                                      1,011,726                           978,162

Property and Equipment                                                          384,645                           339,825
  Less accumulated depreciation and amortization                                 89,893                            77,681
                                                                             ----------                        ----------

                                                                                294,752                           262,144

Goodwill, net of amortization                                                   199,155                           200,462
Other Assets                                                                     24,604                            23,131
                                                                             ----------                        ----------

                                                                             $1,530,237                        $1,463,899
                                                                             ==========                        ==========


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                           $  414,596                        $  393,185
  Accrued expenses                                                              120,098                           128,129
  Income Taxes                                                                   20,728                            12,786
  Current maturities of long-term debt                                            2,922                             3,105
                                                                             ----------                        ----------

    Total current liabilities                                                   558,344                           537,205

Long-Term Debt, less current maturities                                          15,566                            16,229
Deferred Taxes and Other Credits                                                  6,114                             5,478
Zero Coupon, Convertible, Subordinated Notes                                    354,177                           350,298


Common Stockholders' Equity
  Common stock - authorized 200,000,000 shares of
    $.01 par value; issued 97,558,621 in 1994 and
    95,609,233 in 1993                                                              976                               956
  Additional paid-in capital                                                    433,142                           427,326
  Foreign currency translation adjustment                                           557                               383
  Retained earnings                                                             163,111                           127,774
  Less: 1,442,298 shares of treasury stock                                       (1,750)                           (1,750)
                                                                             ----------                        ----------

                                                                                596,036                           554,689
                                                                             ----------                        ----------

                                                                             $1,530,237                        $1,463,899
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

3.       In February 1994, the Company completed the acquisitions of
         L. E. Muran Co., Inc. ("Muran"), a Boston-based contract stationer, and Yorkship Press, Inc. ("Yorkship"), a contract stationer servicing Philadelphia and southern New Jersey. The Company issued 1,557,164 shares of common stock in connection with these acquisitions.
         These acquisitions were accounted for on a "pooling of interests" basis. Results of operations for the 13 weeks ended March
         26, 1994 include the results of operations of Muran and Yorkship since December 26, 1993. Results of operations and financial position as of and prior to December 25, 1993 have not been adjusted due to immateriality. An adjustment to increase retained earnings as of December 26, 1993 in the amount of $12,414,000 has been made.

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





                                                    OFFICE DEPOT, INC.
                                                        (Registrant)



Date:  May 10, 1993                         By:     /s/Barry J. Goldstein
                                                   ----------------------------
                                                    Barry J. Goldstein
                                           Executive Vice President-Finance
                                           and Chief Financial Officer