Form 10-Q
period 1994-06-25
OFFICE DEPOT INC
filed 1994-08-05
CIK 800240

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 25, 1994
                               ------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               ------------------------   ---------------------

Commission file number                           1-10948
                       --------------------------------------------------------

                              OFFICE DEPOT, INC.
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                            59-2663954
- - -------------------------------------------------------------------------------
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)             Identification No.)

2200 Old Germantown Road, Delray Beach, Florida                     33445
- - -------------------------------------------------------------------------------
   (Address of principal executive offices)                       (Zip Code)

                                (407) 278-4800
- - -------------------------------------------------------------------------------
              (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

                                  Yes   X           No
                                      -----            -----

The registrant had 146,643,110 shares of common stock outstanding as of August 4, 1994.

                              OFFICE DEPOT, INC.

                                    INDEX

                                                                           Page
Part I.  FINANCIAL INFORMATION

         Item 1     Financial Statements
         ------

                    Consolidated Statements of Earnings
                    for the 13 and 26 Weeks Ended June 25, 1994
                    and June 26, 1993                                        3

                    Consolidated Balance Sheets as of
                    June 25, 1994 and December 25, 1993                      4

                    Consolidated Statements of Cash Flows
                    for the 26 Weeks Ended June 25, 1994
                    and June 26, 1993                                        5

                    Notes to Consolidated Financial Statements           6 - 8

         Item 2     Management's Discussion and Analysis of
         ------     Financial Condition and Results of
                    Operations                                          9 - 12


Part II.  OTHER INFORMATION                                            13 - 14

SIGNATURE                                                                   15

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (In thousands, except per share amounts)
                                  (Unaudited)



                                                                    13 Weeks         13 Weeks          26 Weeks        26 Weeks
                                                                      Ended            Ended             Ended           Ended
                                                                     June 25,        June 26,          June 25,        June 26,
                                                                      1994             1993              1994            1993
                                                                    ---------        --------          ---------       ----------
Sales                                                               $ 905,177        $570,012         $1,924,548       $1,195,371
Cost of goods sold and occupancy costs                                695,948         441,102          1,483,703          925,722
                                                                    ---------        --------         ----------       ----------

 Gross profit                                                         209,229         128,910            440,845          269,649

Store and warehouse operating
 and selling expenses                                                 137,939          87,311            295,164          182,244
Pre-opening expenses                                                    1,972           1,955              3,231            3,560
General and administrative expenses                                    30,230          19,670             58,431           38,396
Amortization of goodwill                                                1,266             127              2,540              147
                                                                    ---------        --------         ----------       ----------

                                                                      171,407         109,063            359,366          224,347
                                                                    ---------        --------         ----------       ----------

 Operating profit                                                      37,822          19,847             81,479           45,302

Interest expense, net                                                   3,632             935              6,880            1,686
                                                                    ---------        --------         ----------       ----------

  Earnings before income taxes                                         34,190          18,912             74,599           43,616

Income taxes                                                           14,164           7,278             30,720           16,891
                                                                    ---------        --------         ----------       ----------

Net earnings                                                        $  20,026        $ 11,634         $   43,879       $   26,725
                                                                    =========        ========         ==========       ==========
Earnings per common and
 common equivalent share                                            $    0.13        $   0.08         $     0.29       $     0.19
                                                                    =========        ========         ==========       ==========
Average common and common
 equivalent shares                                                    150,464         143,919            150,463          143,474
                                                                    =========        ========         ==========       ==========

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                                     June 25,                         December 25,
                                                                       1994                               1993
                                                                    ----------                        ------------
                       ASSETS
Current Assets
  Cash and cash equivalents                                         $   79,960                        $  140,709
  Receivables, net of allowances                                       186,716                           188,241
  Merchandise inventories                                              682,034                           654,374
  Deferred income taxes                                                 30,486                            26,166
  Prepaid expenses and refundable income taxes                           4,707                             5,047
                                                                    ----------                        ----------

    Total current assets                                               983,903                         1,014,537

Property and Equipment                                                 420,837                           350,573
  Less accumulated depreciation and amortization                       103,253                            84,524
                                                                    ----------                        ----------

                                                                       317,584                           266,049

Goodwill, net of amortization                                          197,933                           200,535
Other Assets                                                            28,222                            23,844
                                                                    ----------                        ----------

                                                                    $1,527,642                        $1,504,965
                                                                    ==========                        ==========



         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                  $  384,277                        $  404,643
  Accrued expenses                                                     125,893                           130,941
  Income Taxes                                                           7,545                            13,233
  Current maturities of long-term debt                                   2,664                             4,622
                                                                    ----------                        ----------

    Total current liabilities                                          520,379                           553,439

Long-Term Debt, less current maturities                                 15,289                            16,989
Deferred Taxes and Other Credits                                         2,360                             5,478
Zero Coupon, Convertible, Subordinated Notes                           358,085                           350,298


Common Stockholders' Equity
  Common stock - authorized 200,000,000 shares of
    $.01 par value; issued 148,154,044 in 1994 and
    147,198,056 in 1993                                                  1,482                             1,472
  Additional paid-in capital                                           437,061                           426,965
  Foreign currency translation adjustment                                  634                               383
  Retained earnings                                                    194,102                           151,691
  Less: 2,163,447 shares of treasury stock                              (1,750)                           (1,750)
                                                                    ----------                        ----------

                                                                       631,529                           578,761
                                                                    ----------                        ----------

                                                                    $1,527,642                        $1,504,965
                                                                    ==========                        ==========

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                  (Unaudited)

                                                                             26 Weeks Ended                    26 Weeks Ended
                                                                                June 25,                          June 26,
                                                                                  1994                              1993
                                                                             --------------                    --------------
Cash flows from operating activities
  Cash received from customers                                               $ 1,903,143                        $ 1,201,329
  Cash paid for inventory                                                     (1,514,289)                          (895,702)
  Cash paid for store and warehouse operating,
    selling and general administrative expenses                                 (342,151)                          (240,964)
  Interest received                                                                2,184                              2,631
  Interest paid                                                                   (1,321)                              (542)
  Taxes paid                                                                     (40,096)                           (10,372)
                                                                             -----------                        ------------

    Net cash provided by operating activities                                      7,470                             56,380
                                                                             -----------                        ------------

Cash flows from investing activities
  Capital expenditures-net                                                       (70,264)                           (34,983)
  Cash acquired                                                                      -                                  155
                                                                             -----------                        -----------
    Net cash used in investing activities                                        (70,264)                           (34,828)

Cash flows from financing activities
  Proceeds from exercise of stock options                                          6,920                              5,252
  Foreign currency translation adjustment                                            251                                 76
  Payments on long- and short-term debt                                           (3,658)                           (11,375)
  Pre-acquisition S-Corporation distributions to
    stockholders                                                                  (1,468)                              (328)
                                                                             -----------                        -----------

    Net cash provided by (used) financing activities                               2,045                             (6,375)
                                                                             -----------                        -----------

    Net increase (decrease) in cash and cash
      equivalents                                                                (60,749)                            15,177
Cash and equivalents at beginning of period                                      140,709                            131,578
                                                                             -----------                        -----------

Cash and equivalents at end of period                                        $    79,960                        $   146,755
                                                                             ===========                        ===========
Reconciliation of net earnings to net cash
  provided (used) by operating activities
    Net earnings                                                             $    43,879                        $    26,725
    Adjustments to reconcile net earnings
    to net cash provided (used) by operating activities
      Depreciation and amortization                                               22,561                             13,548
      Changes in assets and liabilities
        Decrease in accounts receivable                                            1,525                             32,607
        (Increase) in inventory                                                  (27,660)                           (13,701)
        Decrease (increase) in prepaid expenses and
          other assets                                                            (9,588)                             1,521
        (Decrease) in accounts payable and other
          liabilities                                                            (23,247)                            (4,320)
                                                                             -----------                        -----------

  Total adjustments                                                              (36,409)                            29,655
                                                                             -----------                        -----------
Net cash provided by operating activities                                    $     7,470                        $    56,380
                                                                             ===========                        ===========

                      OFFICE DEPOT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The interim financial statements as of June 25, 1994 and for the 13 and 26 week periods ended June 25, 1994 and June 26, 1993 are unaudited; however, such interim statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

         In February 1994, the Company issued 2,335,746 shares of common stock in connection with the acquisitions of contract stationers L.E. Muran Co. Inc. ("Muran") and Yorkship Press, Inc. ("Yorkship"). Additionally, in May 1994, the Company acquired all of the outstanding stock of Midwest Carbon Company ("Midwest"), a Minneapolis based contract stationer, and Silver's, Inc. ("Silver's"), a Detroit based contract stationer. The Company issued 1,448,459 shares of common stock in connection with the acquisitions of Midwest and Silver's. These acquisitions were accounted for on a "pooling of interests" basis and, accordingly, the accompanying financial statements have been restated to include the accounts and operations of these companies for all periods prior to their respective acquisition. The interim financial statements should be read in conjunction with the audited financial statements (not included herein) for the year ended December 25, 1993 (which do not include any adjustments for the accounting on a "pooling of interests" basis). Certain reclassifications were made to prior year statements to conform with 1994 presentations.

2. In June 1994, the Company completed a three-for-two split of the Company's common stock. All historical share and per share information has been restated to reflect the stock split.

3. Average common and common equivalent shares utilized in computing second quarter earnings per share include approximately 4,631,000 and 4,605,000 shares in 1994 and 1993, respectively, as a result of applying the treasury stock method to outstanding stock options.

4. The Consolidated Statements of Cash Flows for the 26 weeks ended June 25, 1994 and June 26, 1993 do not include noncash financing transactions of $3,186,000 and $3,880,000, respectively, relating to additional paid-in-capital associated with tax benefits of stock options exercised. In addition, the Consolidated Statements of Cash Flows for the 26 weeks ended June 25, 1994 and June 26, 1993 do not include noncash financing transactions of $7,787,000 and $3,775,000, respectively, associated with accreted interest on convertible, subordinated notes. The distributions to stockholders included in the Consolidated Statements of Cash Flows represent distributions to stockholders of the acquired companies (which operated, for tax purposes, as S-Corporations) prior to the acquisitions.

5. Included in the results of operations for the 13 and 26 week periods ended June 25,1994 are the results of operations of the acquired companies. Included in these results for the 13 and 26 week periods ended June 25, 1994 are revenues of $16,271,000 and $48,355,000, respectively, and net income of $668,000 and $1,748,000, respectively, before the acquisitions were consummated. Following is a summary of the effect of the restatement to the "poolings of interest" basis for previously issued financial statements as of December 25, 1993 and for the 13 and 26 week periods ended June 26, 1993.


                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                  STATEMENT OF COMBINED RESTATED BALANCE SHEET
                               December 25, 1993
                                 (In thousands)
                                  (Unaudited)

                                                                          Pooling
                                                     Office Depot       Adjustments
                                                    (as previously      for Acquired         Combined
                                                      reported)          Companies           Restated
                                                      ---------          ---------           --------
Accounts receivable, net of allowance                  $  165,182        $  23,059           $  188,241

Merchandise inventories                                   643,773           10,601              654,374

Other current assets                                      169,207            2,715              171,922
                                                       ----------        ---------           ----------

Total current assets                                      978,162           36,375            1,014,537

Property and equipment net of
  accumulated depreciation                                262,144            3,905              266,049

Goodwill, net of amortization                             200,462               73              200,535

Other assets                                               23,131              713               23,844
                                                       ----------        ---------           ----------

Total assets                                           $1,463,899        $  41,066           $1,504,965
                                                       ==========        =========           ==========


Accounts Payable                                       $  393,185        $  11,458           $  404,643

Other current liabilities                                 144,020            4,776              148,796
                                                       ----------        ---------           ----------
Total current liabilities                                 537,205           16,234              553,439

Long-term debt                                            366,527              760              367,287

Other non-current liabilities                               5,478              -                  5,478

Common stockholders' equity                               554,689           24,072              578,761
                                                       ----------        ---------           ----------

Total liabilities and stockholders' equity             $1,463,899        $  41,066           $1,504,965
                                                       ==========        =========           ==========

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
             STATEMENT OF COMBINED RESTATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                  (Unaudited)



                                                              13 Weeks Ended June 26, 1993

                                                                          Pooling
                                                                        Adjustments
                                                                        for Acquired             Combined
                                                 Office Depot (1)         Companies              Restated
                                                 ----------------         ---------              --------
 Sales                                              $527,871               $42,141               $570,012

 Cost of goods sold and occupancy costs              409,103                31,999                441,102
                                                    --------               -------               --------

    Gross profit                                     118,768                10,142                128,910

 Store operating and selling expenses                 81,525                 5,786                 87,311

 Pre-opening expenses                                  1,955                     -                  1,955

 General and administrative expenses                  16,461                 3,209                 19,670

 Amortization of goodwill                                122                     5                    127
                                                    --------               -------               --------

                                                     100,063                 9,000                109,063
                                                    --------               -------               --------
    Operating profit                                  18,705                 1,142                 19,847

 Interest expense, net                                   900                    35                    935
                                                    --------               -------               --------
    Earnings before income taxes                      17,805                 1,107                 18,912

 Income taxes                                          6,944                   334                  7,278
                                                    --------               -------               --------

    Net earnings                                    $ 10,861               $   773               $ 11,634
                                                    ========               =======               ========
 Earnings per common and common
    equivalent share                                $   0.08                                     $   0.08
                                                    ========                                     ========

 Average common and common
    equivalent shares                                140,136                                      143,919
                                                    ========                                     ========

                                                               26 Weeks Ended June 26, 1993

                                                                           Pooling
                                                                         Adjustments
                                                                         for Acquired           Combined
                                               Office Depot (1)           Companies             Restated
                                               ----------------           ---------             --------
 Sales                                            $1,109,986               $85,385             $1,195,371

 Cost of goods sold and occupancy costs              861,086                64,636                925,722
                                                  ----------               -------             ----------

    Gross profit                                     248,900                20,749                269,649

 Store operating and selling expenses                170,569                11,675                182,244

 Pre-opening expenses                                  3,560                     -                  3,560

 General and administrative expenses                  32,071                 6,325                 38,396

 Amortization of goodwill                                137                    10                    147
                                                  ----------               -------             ----------

                                                     206,337                18,010                224,347
                                                  ----------               -------             ----------
    Operating profit                                  42,563                 2,739                 45,302

 Interest expense, net                                 1,581                   105                  1,686
                                                  ----------               -------             ----------
    Earnings before income taxes                      40,982                 2,634                 43,616

 Income taxes                                         15,983                   908                 16,891
                                                  ----------               -------             ----------

    Net earnings                                  $   24,999               $ 1,726             $   26,725
                                                  ==========               =======             ==========
 Earnings per common and common
    equivalent share                              $     0.18                                   $     0.19
                                                  ==========                                   ==========

 Average common and common
    equivalent shares                                139,691                                      143,474
                                                  ==========                                   ==========

       (1) As previously reported with certain reclassifications to conform with 1994 presentations.

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales increased 59% from $570,012,000 in the second quarter of 1993 to $905,177,000 in the second quarter of 1994; and from $1,195,371,000 for the first six months of 1993 to $1,924,548,000 for the first six months of 1994, an increase of 61%. Comparable store sales increased 31% for the second quarter of 1994 and 32% for the first six months of 1994. The balance of the sales increase was attributable to the 58 new stores and the 8 contract stationer warehouses acquired or opened subsequent to the second quarter of 1993. The Company opened eight stores and closed two stores in the second quarter of 1994, bringing the total number of stores open at the end of the second quarter to 368, compared with 313 stores at the end of the second quarter of 1993. The Company also operated 22 contract stationer and delivery warehouses at the end of the second quarter of 1994 compared to 14 contract stationer and delivery warehouses (including the 6 warehouses acquired in the poolings) at the end of the second quarter of 1993. Comparable store sales in the future may be affected by competition from other stores, the opening of additional stores, the expansion of contract stationer business in existing markets, and general conditions.

Gross profit as a percentage of sales was 23.1% during the second quarter of 1994, 22.6% during the comparable quarter in 1993, and 22.9% for the first six months of 1994, as compared with 22.6% for the first six months of 1993. The increases were primarily a result of leveraging occupancy costs through higher average sales per store and purchasing efficiencies gained through vendor volume discount programs that increased as purchasing levels continued to increase. These gains were partially offset by lower gross margins resulting from an increase in sales of lower margin business machines and computers. Gross profit as a percentage of sales is generally higher in the contract stationer portion of the business than the retail store portion as a result of significantly fewer business machines and computers being sold through the contract stationer portion.

Store and warehouse operating and selling expenses as a percentage of sales were 15.2% and 15.3% for the second quarter and first six months of 1994, respectively. These percentages were comparable with the same periods in 1993. Store and warehouse operating expenses consist primarily of payroll and advertising expenses. While the majority of these expenses vary proportionately with sales, there is a fixed cost component to these expenses such that, as sales increase within a given market area, store and warehouse operating and selling expenses should decrease as a percentage of sales. This benefit may not be fully realized, however, during periods when a large number of new stores or warehouses are being opened, as new stores and warehouses typically generate lower sales than the average mature facility, resulting in higher operating and selling expenses as a percentage of sales. In addition, contract stationers incur somewhat higher operating expenses than the retail stores. This percentage is also affected when the Company enters large metropolitan market areas where the advertising costs for the full market must be absorbed by the small number of stores initially opened. As additional stores or warehouses are opened in these large markets, advertising costs, which are substantially a fixed expense for a market area, should decrease as a percentage of sales. The Company has also continued a strategy of opening stores and warehouses in existing markets. While increasing the number of facilities increases operating results in absolute dollars, this may have the effect of increasing expenses as a percentage of sales since the sales of certain existing stores in the market may initially be adversely affected.

Pre-opening expenses increased slightly from $1,955,000 in the second quarter of 1993 to $1,972,000 in the comparable period in 1994, and decreased from $3,560,000 in the 26 week period ended June 26, 1993 to $3,231,000 in the comparable 1994 period. Pre-opening expenses currently are approximately $125,000 per store and are predominately incurred during a six-week period prior to the store opening. These expenses consist principally of amounts paid for salaries and supplies. Since the Company's policy is to expense these items during the period in which they occur, the amount of pre-opening expenses in each quarter is generally proportional to the number of new stores or warehouses being opened.

General and administrative expenses have decreased as a percentage of sales from 3.5% in the second quarter of 1993 to 3.3% in the comparable period in 1994, and from 3.2% in the first six months of 1993 to 3.0% in the comparable period in 1994. General and administrative expenses include, among other costs, site selection expenses and store management training expenses, and therefore vary with the number of new store openings in that quarter and the next quarter. The Company's commitment to improving the efficiency of its computer systems resulted in an increase in general and administrative expenses in the first half of 1994; however, the Company believes the systems investment will provide benefits in 1995 and beyond. General and administrative expenses also increased with the acquisitions of the contract stationers, as this portion of the office products industry typically has a higher general and administrative expense component than the retail stores' portion.
Additionally, there are some duplicative expenses incurred as a result of the acquisitions. These increases have been offset by a decrease in general and administrative expenses as a percentage of sales for the Company's retail store operations, primarily as a result of the Company's ability to increase sales without a proportionate increase in corporate expenditures.

The Company incurred net interest expense of $3,632,000 and $6,880,000 in the second quarter and first six months of 1994, respectively, compared with $935,000 and $1,686,000 for the comparable periods in 1993. The increase in interest expense is primarily due to $185,000,000 raised in November 1993 via a public offering of zero coupon, convertible, subordinated notes.

The Company recorded goodwill amortization of $1,266,000 in the second quarter of 1994 as compared with $127,000 in the 1993 comparable quarter, and $2,540,000 in the first six months of 1994 compared with $147,000 in the first six months of 1993. The increase in goodwill amortization was attributable to the contract stationer acquisitions which occurred in the second and third quarters of 1993. The effective income tax rate increased from 38.7% for the first six months of 1993 to 41.2% for the first six months of 1994 primarily due to nondeductible goodwill amortization as well as the effect of acquiring companies which had no provision for income taxes because they were organized as S-Corporations (as defined under income tax regulations).

LIQUIDITY AND CAPITAL RESOURCES

Since the Company's retail sales are substantially on a cash and carry basis, cash flow generated from operating stores provides a source of liquidity to the Company. Working capital requirements are reduced by vendor credit terms, which allow the Company to finance a portion of its inventory. The Company utilizes private label credit card programs which allow the Company to expand its retail sales without the burden of additional receivables because the programs are administered and financed by financial services companies. All credit card receivables sold to the financial service company under one program were sold on a recourse basis.

Sales made from the contract stationer warehouses are made under standard commercial credit terms, where the Company carries its own receivables. As the Company expands into servicing additional large companies in the contract stationer portion of its business, it is expected that a greater portion of the Company's receivables will be carried.

In the second quarter of 1994, the Company added 8 stores and closed 2 stores. As stores mature and become more profitable, and as the number of new stores opened in a year becomes a smaller percentage of the existing store base, cash generated from operations will provide a greater portion of funds required for new store fixed assets, inventories and other working capital requirements. Cash generated from operations will be affected by an increase in receivables carried without outside financing, and an increase in inventory at the stores and warehouses as the Company continues to enhance its assortment in computers, business machines and furniture. These have resulted in net cash provided by operating activities of $7,470,000 and $56,380,000 in the first six months of 1994 and 1993, respectively. Capital expenditures are also affected by the number of stores and warehouses opened or acquired each year and the increase in computer and other equipment at the corporate office required to support such expansion. Cash used in investing activities (primarily capital expenditures, including the acquisition of the corporate headquarters for $16 million and store real estate) was $70,264,000 and $34,828,000 in the first six months of 1994 and 1993, respectively. The Company's cash flow is also affected by financing activities, primarily the exercise of stock options and payment on its long-term debt. This activity resulted in a net cash provided
(used) by financing activities of $2,045,000 and ($6,375,000) for the first six months of 1994 and 1993, respectively.

During the six months ended June 25, 1994, the Company's cash balance decreased approximately $60,749,000 and long- and short-term debt decreased by approximately $3,658,000. The decrease in cash was primarily attributable to payments for fixed assets and inventories for new stores as well as payments for inventory mix changes resulting from an increase in business machines and computer sales.

The Company plans to open approximately 45 to 50 additional stores during the remainder of 1994. Management estimates that the Company's cash requirements, exclusive of pre-opening expenses, will be approximately $1,200,000 for each additional store. In addition, management estimates that each new store will require pre-opening expenses of approximately $125,000.

The Company has a credit agreement with its principal bank and a syndicate of commercial banks to provide for a working capital line of $200,000,000. The credit agreement provides that funds borrowed will bear interest, at the Company's option, at either 3/4% over the LIBOR rate or at a base rate linked to the prime rate. The Company must also pay a fee of 1/4% per annum on the unused portion of the credit facility. The credit facility expires in September 1996. In addition to the credit facility, the bank has provided a lease facility to the Company under which the bank has agreed to purchase up to $15,000,000 of equipment from the Company and lease such equipment back to the Company. As of June 25, 1994, there were no borrowings outstanding under the working capital line and the Company has utilized approximately $5,000,000 of this lease facility.

The Company's management is continually reviewing its financing options. Although the Company has the ability to finance its planned expansion through 1994 from cash on hand, funds generated from operations, and funds borrowed under the Company's credit facilities, the Company will also consider alternative financing, such as the issuance of equity, debt or convertible debt, if market conditions make such alternatives financially attractive for funding the Company's short-term or long-term expansion. The Company has acquired its contract stationer businesses with cash and newly issued common stock. The Company's financing requirements in the future will be affected by the number of new stores, delivery centers and contract stationer warehouses opened or acquired.

                          PART II.  OTHER INFORMATION

Items 1-3        Not applicable.

Item 4           Submission of Matters to a Vote of Security Holders

                 At the Annual Meeting of Stockholders of Office Depot, Inc. held on May 18, 1994, the nominees for election as Directors of the Corporation were elected without opposition.

                 A vote of the common stock with respect to this election, without giving effect to the subsequent three-for-two split, was:

                                           Number of Shares

                             Nominee                  For           Withheld
                             -------                  ---           --------
                          Mark D. Begelman         82,978,476         744,527
                          Dennis Defforey          81,540,089       2,182,914
                          David I. Fuente          82,645,661       1,077,342
                          W. Scott Hedrick         82,985,494         737,509
                          John B. Mumford          82,946,666         737,085
                          Peter J. Solomon         82,867,550         854,453
                          Alan L. Wurtzel          82,983,016         739,987

The number of shares of broker non-votes for the election of Directors was none.

The following proposals of the Board of Directors were submitted for adoption. The board proposals were adopted by the votes indicated (which constituted the affirmative vote of more than one-half of the shares voting).

RESOLVED, that based upon the recommendation of the Board of Directors of the Corporation, the amendment to the Office Depot, Inc. Stock Option and Stock Appreciation Rights Plan increasing by 2,500,000 the number of shares of the Corporation's Common Stock, par value $0.01 per share, available for issuance upon exercise of options granted to certain employees of the Corporation and its subsidiaries is hereby approved and adopted.


                 For the proposal:      77,867,805 Shares
                 Against the proposal:   5,649,004 Shares
                 Abstaining:               206,194 Shares

The number of shares of broker non-votes in the above proposal was none.

RESOLVED, that based upon the recommendation of the Board of Directors of the Corporation, the amendments to the Office Depot, Inc. Directors Stock Option Plan (i) increasing by 100,000 the number of shares of the Corporation's Common Stock, par value $0.01 per share (the "Common Stock"), authorized for issuance pursuant to the plan and (ii) providing that each director who is not otherwise an employee of the Corporation or its subsidiaries shall receive options to purchase 7,500 shares of Common Stock each year is hereby approved and adopted.

                 For the proposal:       71,037,588  Shares
                 Against the proposal:   12,444,156  Shares
                 Abstaining:                241,259  Shares

The number of shares of broker non-votes in the above proposal was none.

RESOLVED, that based upon the recommendation of the Board of Directors of the Corporation, the appointment of Deloitte & Touche as independent public accountants to audit the Corporation's consolidated financial statement for the fiscal year ending December 31, 1994 is hereby approved and adopted.

                 For the proposal:       83,568,909  Shares
                 Against the proposal:       38,548  Shares
                 Abstaining:                115,546  Shares

The number of shares of broker non-votes in the above proposal was none.

Items 5-6        Not applicable.

                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    OFFICE DEPOT, INC.
                                    ------------------
                                       (Registrant)



Date: August 5, 1994                By: /s/ Barry J. Goldstein
                                    ---------------------------------
                                        Barry J. Goldstein
                                        Executive Vice President-Finance
                                        and Chief Financial Officer