Form 10-Q
period 1994-09-24
OFFICE DEPOT INC
filed 1994-11-04
CIK 800240

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 24, 1994
                               -------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------  -----------------------

Commission file number                    1-10948
                       --------------------------------------------------------

                              OFFICE DEPOT, INC.
            (Exact name of registrant as specified in its charter)


               Delaware                                       59-2663954
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)


       2200 Old Germantown Road, Delray Beach, Florida                33445
          (Address of principal executive offices)                  (Zip Code)


                                (407) 278-4800
              (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

                         Yes  /X/           No  / /

The registrant had 149,124,129 shares of common stock outstanding as of November 2, 1994.

                               OFFICE DEPOT, INC.

                                     INDEX


                                                                  Page
Part I.  FINANCIAL INFORMATION

         Item 1  Financial Statements

                 Consolidated Statements of Earnings
                 for the 13 and 39 Weeks Ended
                 September 24, 1994 and September 25, 1993           3

                 Consolidated Balance Sheets as of
                 September 24, 1994 and December 25, 1993            4

                 Consolidated Statements of Cash Flows
                 for the 39 Weeks Ended September 24, 1994
                 and September 25, 1993                              5

                 Notes to Consolidated Financial Statements      6 - 8

         Item 2  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                     9 - 12

SIGNATURE                                                           13

APPENDIX A                                                          14

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                     13 Weeks      13 Weeks       39 Weeks       39 Weeks
                                                       Ended         Ended          Ended          Ended
                                                     Sept. 24,     Sept. 25,      Sept. 24,      Sept. 25,
                                                       1994          1993           1994           1993
                                                     ---------     ---------     ----------      ---------
Sales                                               $1,044,815     $727,018     $3,010,887       $1,958,336
Cost of goods sold and occupancy costs                 801,277      562,508      2,314,812        1,512,291
                                                    ----------     --------     ----------       ----------
Gross profit                                           243,538      164,510        696,075          446,045

Store and warehouse operating
 and selling expenses                                  156,115      105,863        458,775          295,361
Pre-opening expenses                                     3,582        1,685          6,814            5,245
General and administrative expenses                     32,156       23,013         92,955           64,650
Amortization of goodwill                                 1,266          426          3,803              574
                                                    ----------     --------     ----------       ----------
                                                       193,119      130,987        562,347          365,830
                                                    ----------     --------     ----------       ----------

 Operating profit                                       50,419       33,523        133,728           80,215

Interest expense, net                                    3,224        1,546         10,458            3,490
                                                    ----------     --------     ----------       ----------
 Earnings before income taxes                           47,195       31,977        123,270           76,725

Income taxes                                            19,784       12,663         50,504           29,555
                                                    ----------     --------     ----------       ----------
Net earnings                                         $  27,411     $ 19,314     $   72,766       $   47,170
                                                    ==========     ========     ==========       ==========
Earnings per common and
 common equivalent share                             $    0.18     $   0.13     $     0.48       $     0.32
                                                    ==========     ========     ==========       ==========

Average common and common
 equivalent shares                                     152,443      147,776        152,400          146,186
                                                    ==========     ========     ==========       ==========

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)
                                  (Unaudited)


                                                                     September 24,           December 25,
                                                                        1994                    1993
                                                                     -------------           ------------
                        ASSETS
Current Assets
  Cash and cash equivalents                                          $   62,741             $  142,471
  Receivables, net of allowances                                        270,413                201,989
  Merchandise inventories                                               737,899                663,147
  Deferred income taxes                                                  31,985                 26,166
  Prepaid expenses and refundable income taxes                            6,321                  5,068
                                                                     ----------             ----------

     Total current assets                                             1,109,359              1,038,841

Property and Equipment                                                  467,784                354,943
  Less accumulated depreciation and amortization                        115,421                 86,776
                                                                     ----------             ----------

                                                                        352,363                268,167

Goodwill, net of amortization                                           196,898                200,714
Other Assets                                                             33,531                 26,518
                                                                     ----------             ----------

                                                                     $1,692,151             $1,534,240
                                                                     ==========             ==========


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                   $  446,688             $  412,491
  Accrued expenses                                                      157,908                132,704
  Income taxes                                                           16,740                 13,242
  Current maturities of long-term debt                                    9,161                  7,193
                                                                     ----------             ----------

    Total current liabilities                                           630,497                565,630

Long-Term Debt, less current maturities                                  14,890                 18,149
Deferred Taxes and Other Credits                                          5,580                  5,478
Zero Coupon, Convertible, Subordinated Notes                            362,041                350,298


Common Stockholders' Equity
  Common stock - authorized 200,000,000 shares of
    $.01 par value; issued 150,883,333 in 1994 and
    149,114,196 in 1993                                                   1,509                  1,491
  Additional paid-in capital                                            458,260                439,766
  Foreign currency translation adjustment                                (1,482)                   383
  Retained earnings                                                     222,606                154,795
  Less: 2,163,447 shares of treasury stock                               (1,750)                (1,750)
                                                                     ----------             ----------
                                                                        679,143                594,685
                                                                     ----------             ----------
                                                                     $1,692,151             $1,534,240
                                                                     ==========             ==========

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                                   39 Weeks Ended          39 Weeks Ended
                                                                    September 24,           September 25,
                                                                        1994                    1993
                                                                   --------------          --------------
Cash flows from operating activities
  Cash received from customers                                       $ 2,951,341             $ 1,912,414
  Cash paid for inventory                                             (2,273,214)             (1,479,548)
  Cash paid for store and warehouse operating,
    selling and general administrative expense                          (601,078)               (343,058)
  Interest received                                                        3,588                   3,768
  Interest paid                                                           (2,067)                 (1,559)
  Taxes paid                                                             (46,596)                (14,149)
                                                                     -----------             -----------

    Net cash provided by operating activities                             31,974                  77,868
                                                                     -----------             -----------

Cash flows from investing activities
  Capital expenditures-net                                              (114,754)                 (66,802)
  Purchase of Eastman common stock                                             0                  (20,001)
  Cash acquired                                                                0                   (4,106)
                                                                     -----------             ------------
    Net cash used by investing activities                               (114,754)                 (90,909)
                                                                     -----------             ------------
Cash flows from financing activities
  Proceeds from exercise of stock options                                11,162                     6,917
  Foreign currency translation adjustment                                (1,865)                     219
  Proceeds from long- and short-term borrowing                            15,466                    2,130
  Distribution to shareholders                                            (4,956)                  (3,178)
  Payments on long- and short-term debt                                  (16,757)                 (37,562)
                                                                     -----------             ------------
    Net cash provided (used) by
        financing activities                                               3,050                  (31,474)
                                                                     -----------             ------------

    Net decrease in cash and cash equivalents                            (79,730)                 (44,515)
Cash and equivalents at beginning of period                              142,471                  134,970
                                                                     -----------             ------------
Cash and equivalents at end of period                                $    62,741             $     90,455
                                                                     ===========             ============
Reconciliation of net earnings to net cash
  provided (used) by operating activities
    Net earnings                                                     $    72,766             $     47,170
    Adjustments to reconcile net earnings
    to net cash provided (used) by operating activities
      Depreciation and amortization                                       35,659                   21,828
      Changes in assets and liabilities
         Decrease (increase) in accounts receivable                      (68,424)                   3,692
         Increase in inventory                                           (74,752)                 (15,240)
         Increase in prepaid expenses and
           other assets                                                  (15,370)                  (8,511)
        Increase in accounts payable and other
          liabilities                                                     82,095                   28,929
                                                                     -----------             ------------

  Total adjustments                                                      (40,792)                  30,698
                                                                     -----------             ------------
Net cash provided by operating activities                            $    31,974             $     77,868
                                                                     ===========             ============



                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The financial statements as of September 24, 1994 and December 25, 1993 and for the 13 and 39 week periods ended September 24, 1994 and September 25, 1993 are unaudited; however, such interim statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

         In February 1994, the Company issued 2,335,746 shares of common stock in connection with the acquisitions of two contract stationers, L.E. Muran Co. Inc. ("Muran") and Yorkship Press, Inc. ("Yorkship").
         In May 1994, the Company acquired all of the outstanding stock of Midwest Carbon Company ("Midwest"), a Minneapolis based contract stationer, and Silver's, Inc. ("Silver's"), a Detroit based contract stationer. The Company issued 1,448,459 shares of common stock in connection with the acquisitions of Midwest and Silver's. Additionally, in August 1994, the Company acquired all the outstanding stock of J.A. Kindel Company, Inc. ("Kindel"), a Cincinnati based contract stationer, and Allstate Office Products, Inc. ("Allstate"), a contract stationer in Tampa. The Company issued 1,916,009 shares of common stock in connection with the acquisitions of Kindel and Allstate. These acquisitions were accounted for on a "pooling of interests" basis and, accordingly, the accompanying financial statements have been restated to include the accounts and operations of these companies for all periods prior to their respective acquisition. The interim financial statements should be read in conjunction with the audited financial statements (not included herein) for the year ended December 25, 1993 (which do not include any adjustments for the accounting on a "pooling of interests" basis). Certain reclassifications were made to prior year statements to conform with 1994 presentations.

         In September 1994, the Company signed a joint venture agreement with Grupo Gigante, one of Mexico's leading retailers, to develop and operate a chain of office products warehouse stores in Mexico. The first stores are expected to open in Mexico in early 1995.

2. In June 1994, the Company completed a three-for-two split of the Company's common stock. All historical share and per share information has been restated to reflect the stock split.

3. Average common and common equivalent shares utilized in computing third quarter earnings per share include approximately 4,092,000 and 4,937,000 shares in 1994 and 1993, respectively, as a result of applying the treasury stock method to outstanding stock options.

4. The Consolidated Statements of Cash Flows for the 39 weeks ended September 24, 1994 and September 25, 1993 do not include noncash financing transactions of $5,456,000 and $5,130,000, respectively, relating to additional paid-in capital associated with tax benefits of stock options exercised and $1,895,000 and $778,000, respectively, relating to common stock and additional paid-in capital associated with stock issued to the Office Depot Retirement Savings Plan. In addition, the Consolidated Statements of Cash Flows for the 39 weeks ended September 24, 1994 and September 25, 1993 do not include noncash financing transactions of $11,743,000 and $5,698,000, respectively, associated with accreted interest on zero coupon convertible, subordinated notes. The distributions to stockholders included in the Consolidated Statements of Cash Flows represent distributions to stockholders of the aquired companies (which operated, for tax purposes, as S-Corporations) prior to the acquisitions.

5. Included in the results of operations for the 13 and 39 week periods ended September 24, 1994 are the results of operations of the acquired companies. Included in these results for the 13 and 39 week periods ended September 24, 1994 are revenues of $11,205,000 and $101,017,000, respectively, and net income (loss) of $(292,000) and $3,015,000, respectively, before the acquisitions were consummated. Following is a summary of the effect of the restatement to the "poolings of interest" basis for previously issued financial statements as of December 25, 1993 and for the 13 and 39 week periods ended September 25, 1993.

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                  STATEMENT OF COMBINED RESTATED BALANCE SHEET
                               December 25, 1993
                                 (In thousands)
                                  (Unaudited)

                                                                          Pooling
                                                     Office Depot       Adjustments
                                                    (as previously      for Acquired          Combined
                                                      reported)          Companies             Restated
                                                    --------------      ------------          ---------
Accounts receivable, net of allowance                  $  165,182          $36,807           $  201,989
Merchandise inventories                                   643,773           19,374              663,147
Other current assets                                      169,207            4,498              173,705
                                                       ----------          -------           ----------
Total current assets                                      978,162           60,679            1,038,841

Property and equipment, net of
  accumulated depreciation                                262,144            6,023              268,167
Goodwill, net of amortization                             200,462              252              200,714
Other assets                                               23,131            3,387               26,518
                                                       ----------          -------           ----------
Total assets                                           $1,463,899          $70,341           $1,534,240
                                                       ==========          =======           ==========
Accounts Payable                                       $  393,185          $19,306           $  412,491
Other current liabilities                                 144,020            9,119              153,139
                                                       ----------          -------           ----------
Total current liabilities                                 537,205           28,425              565,630
Long-term debt                                            366,527            1,920              368,447
Other non-current liabilities                               5,478                                 5,478
Common stockholders' equity                               554,689           39,996              594,685
                                                       ----------          -------            ---------
Total liabilities and stockholders' equity             $1,463,899          $70,341           $1,534,240
                                                       ==========          =======           ==========

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
             STATEMENT OF COMBINED RESTATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                            13 Weeks Ended September 25, 1993

                                                                          Pooling
                                                                        Adjustments
                                                                        for Acquired     Combined
                                                 Office Depot (1)         Companies      Restated
                                                 ----------------       ------------     --------
 Sales                                              $659,925               $67,093       $727,018

 Cost of goods sold and occupancy costs              512,548                49,960        562,508
                                                    --------               -------       --------

    Gross profit                                     147,377                17,133        164,510

 Store operating and selling expenses                 96,018                 9,845        105,863

 Pre-opening expenses                                  1,685                     -          1,685

 General and administrative expenses                  18,416                 4,597         23,013

 Amortization of goodwill                                421                     5            426
                                                    --------               -------       --------

    Operating profit                                  30,837                 2,686         33,523

 Interest expense, net                                 1,398                   148          1,546
                                                    --------               -------       --------
    Earnings before income taxes                      29,439                 2,538         31,977

 Income taxes                                         12,233                   430         12,663
                                                    --------               -------       --------
    Net earnings                                    $ 17,206               $ 2,108       $ 19,314
                                                    ========               =======       ========
 Earnings per common and common
    equivalent share                                   $0.12                                $0.13
                                                    ========                             ========
 Average common and common
    equivalent shares                                142,077                              147,776
                                                    ========                             ========

                                                            39 Weeks Ended September 25, 1993

                                                                         Pooling
                                                                       Adjustments
                                                                      for Acquired         Combined
                                               Office Depot (1)         Companies          Restated
                                               ----------------       ------------         --------
 Sales                                            $1,769,911           $188,425           $1,958,336

 Cost of goods sold and occupancy costs            1,373,634            138,657            1,512,291
                                                  ----------           --------           ----------

    Gross profit                                     396,277             49,768              446,045

 Store operating and selling expenses                266,587             28,774              295,361

 Pre-opening expenses                                  5,245                  -                5,245

 General and administrative expenses                  50,487             14,163               64,650

 Amortization of goodwill                                558                 16                  574
                                                  ----------           --------           ----------
    Operating profit                                  73,400              6,815               80,215

Interest expense, net                                  2,979                511                3,490
                                                  ----------           --------           ----------
Earnings before income taxes                          70,421              6,304               76,725

 Income taxes                                         28,216              1,339               29,555
                                                  ----------           --------           ----------
    Net earnings                                  $   42,205           $  4,965           $   47,170
                                                  ==========           ========           ==========
 Earnings per common and common
    equivalent share                                   $0.30                                   $0.32
                                                  ==========                              ==========
Average common and common
    equivalent shares                                140,487                                 146,186
                                                  ==========                              ==========

(1) As previously reported with certain reclassifications to conform with 1994 presentations.

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales increased 44% from $727,018,000 in the third quarter of 1993 to $1,044,815,000 in the third quarter of 1994; and from $1,958,336,000 for the first nine months of 1993 to $3,010,887,000 for the first nine months of 1994, an increase of 54%. Comparable store sales increased 23% for the third quarter of 1994 and 29% for the first nine months of 1994. The balance of the sales increase was attributable to the 61 new stores and the one contract stationer warehouse opened subsequent to the third quarter of 1993. The Company opened 16 stores in the third quarter of 1994, bringing the total number of stores open at the end of the third quarter to 384, compared with 323 stores at the end of the third quarter of 1993. Additionally, Eastman Office Products Corporation was acquired in September of 1993, therefore, its results of operations are included for two weeks in the first nine months of 1993 versus the full 39 weeks in 1994. The Company also operated 24 contract stationer and delivery warehouses at the end of the third quarter of 1994 compared to 23 contract stationer and delivery warehouses (including the 8 warehouses acquired in the poolings) at the end of the third quarter of 1993. Comparable store sales in the future may be affected by competition from other stores, the opening of additional stores, the expansion of contract stationer business in existing markets, and general market conditions.

Gross profit as a percentage of sales was 23.3% during the third quarter of 1994, 22.6% during the comparable quarter in 1993, and 23.1% for the first nine months of 1994, as compared with 22.8% for the first nine months of 1993. The increases were primarily a result of leveraging occupancy costs through higher average sales per store and purchasing efficiencies gained through vendor volume discount programs that have increased as purchasing levels have continued to increase. These gains were partially offset by lower gross margins resulting from an increase in sales of lower margin business machines and computers. Gross profit as a percentage of sales is generally higher in the contract stationer business than the retail store's as a result of significantly fewer business machines and computers being sold through the contract stationer's.

Store and warehouse operating and selling expenses as a percentage of sales were 14.9% and 15.2% for the third quarter and first nine months of 1994, respectively, as compared with 14.6% and 15.1% for the third quarter and first nine months of 1993, respectively. Store and warehouse operating expenses consist primarily of payroll and advertising expenses. While the majority of these expenses vary proportionately with sales, there is a fixed cost component to these expenses such that, as sales increase within a given market area, store and warehouse operating and selling expenses should decrease as a percentage of sales. This benefit may not be fully realized, however, during periods when a large number of new stores or warehouses are being opened, as new stores and warehouses typically generate lower sales than the average mature facility, resulting in higher operating and selling expenses as a percentage of sales. In addition, contract stationers incur somewhat higher operating expenses than the retail stores. This percentage is also affected when the Company enters large metropolitan market areas where the advertising costs for the full market must be absorbed by the small number of stores initially opened. As additional stores or warehouses are opened in these large markets, advertising costs, which are substantially a fixed expense for a market area, should decrease as a percentage of sales. The Company has also continued a strategy of opening stores and warehouses in existing markets. While increasing the number of facilities increases operating results in absolute dollars, this may have the effect of increasing expenses as a percentage of sales since the sales of certain existing stores in the market may initially be adversely affected.

Pre-opening expenses increased from $1,685,000 in the third quarter of 1993 to $3,582,000 in the comparable period in 1994, and increased from $5,245,000 in the 39 week period ended September 25, 1993 to $6,814,000 in the comparable 1994 period. Pre-opening expenses currently are approximately $125,000 per store and are predominately incurred during a six-week period prior to the store opening. These expenses consist principally of amounts paid for salaries and supplies. Since the Company's policy is to expense these items during the period in which they occur, the amount of pre-opening expenses in each quarter is generally proportional to the number of new stores or warehouses being opened.

General and administrative expenses have decreased as a percentage of sales from 3.2% in the third quarter of 1993 to 3.1% in the comparable period in 1994, and from 3.3% in the first nine months of 1993 to 3.1% in the comparable period in 1994. General and administrative expenses include, among other costs, site selection expenses and store management training expenses, and therefore vary with the number of new store openings in that quarter and the next quarter. The Company's continuing commitment to improving the efficiency of its computer systems resulted in an increase in general and administrative expenses during 1994; however, the Company believes the systems investment will provide benefits in 1995 and beyond. General and administrative expenses also increased with the acquisitions of the contract stationers which historically had a higher general and administrative expense component than the retail stores. Additionally, there are some duplicative expenses incurred as a result of the acquisitions. These increases have been offset by a decrease in general and administrative expenses as a percentage of sales for the Company's retail store operations, primarily as a result of the Company's ability to increase sales without a proportionate increase in corporate expenditures.

The Company incurred net interest expense of $3,224,000 and $10,458,000 in the third quarter and first nine months of 1994, respectively, compared with $1,546,000 and $3,490,000 for the comparable periods in 1993. The increase in interest expense is primarily related to the $185,000,000 raised in November 1993 via a public offering of zero coupon, convertible, subordinated notes.

The Company recorded goodwill amortization of $1,266,000 in the third quarter of 1994 as compared with $426,000 in the 1993 comparable quarter, and $3,803,000 in the first nine months of 1994 compared with $574,000 in the first nine months of 1993. The increase in goodwill amortization was attributable to the contract stationer acquisitions which occurred in the second and third quarters of 1993. The effective income tax rate increased from 39% for the first nine months of 1993 to 41% for the first nine months of 1994 primarily due to nondeductible goodwill amortization as well as the effect of acquiring companies which had no provision for income taxes because they were organized as S-Corporations (as defined under income tax regulations).

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

In the third quarter of 1994, the Company added 16 new stores. As stores mature and become more profitable, and as the number of new stores opened in a year becomes a smaller percentage of the existing store base, cash generated from operations will provide a greater portion of funds required for new store fixed assets, inventories and other working capital requirements. Cash generated from operations will be affected by an increase in receivables carried without outside financing, and an increase in inventory at the stores and warehouses as the Company continues to enhance its assortment in computers, business machines and furniture. These have resulted in net cash provided by operating activities of $31,974,000 and $77,868,000 in the first nine months of 1994 and 1993, respectively. Capital expenditures are also affected by the number of stores, warehouses, and other facilities opened or acquired each year and the increase in computer and other equipment at the corporate office required to support such expansion. Cash used in investing activities (primarily capital expenditures, including the acquisition of the corporate headquarters for $16 million and store real estate) was $114,754,000 and $90,909,000 in the first nine months of 1994 and 1993, respectively. The Company's cash flow is also affected by financing activities, primarily the exercise of stock options and payment on its long-term debt. This activity resulted in a net cash provided (used) by financing activities of $3,050,000 and ($31,474,000) for the first nine months of 1994 and 1993, respectively.

During the nine months ended September 24, 1994, the Company's cash balance decreased approximately $79,730,000 and long- and short-term debt decreased by approximately $1,291,000. The decrease in cash was primarily attributable to payments for fixed assets and inventories for new stores as well as payments for inventory mix changes resulting from an increase in business machines and computer sales.

The Company plans to open approximately 35 to 40 additional stores during the remainder of 1994. Management estimates that the Company's cash requirements, exclusive of pre-opening expenses, will be approximately $1,200,000 for each additional store. In addition, management estimates that each new store will require pre-opening expenses of approximately $125,000.

The Company has a credit agreement with its principal bank and a syndicate of commercial banks to provide for a working capital line of $200,000,000. The credit agreement provides that funds borrowed will bear interest, at the Company's option, at either 3/4% over the LIBOR rate or at a base rate linked to the prime rate. The Company must also pay a fee of 1/4% per annum on the unused portion of the credit facility. The credit facility expires in September 1996. In addition to the credit facility, the bank has provided a lease facility to the Company under which the bank has agreed to purchase up to $15,000,000 of equipment from the Company and lease such equipment back to the Company. As of September 24, 1994, there were no borrowings outstanding under the working capital line and the Company has utilized approximately $4,000,000 of this lease facility.

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

                                   SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 OFFICE DEPOT, INC.
                                                 ------------------
                                                    (Registrant)



Date:  November 4, 1994                    By:/s/ BARRY J. GOLDSTEIN
                                              --------------------------------
                                              Barry J. Goldstein
                                              Executive Vice President-Finance
                                              and Chief Financial Officer

                                EXHIBIT INDEX
                                -------------


Exhibit                                                            Sequentially
Number                     Exhibit                                 Numbered Page
- - -------                    -------                                 -------------
  27                       Financial Data Schedule
                           (for SEC filing purposes only)