Form 10-K
OFFICE DEPOT INC
filed 1995-03-30
CIK 800240

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


     /x/         Annual Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934 (Fee required)

                  For the fiscal year ended December 31, 1994

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
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

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

Securities registered pursuant to Section 12(g) of the Act:          None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x         No
                                               -----          -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 24, 1995 was approximately $3,112,575,494.

         As of March 24, 1994, the Registrant had 149,699,874 shares of Common Stock outstanding.

                      Documents Incorporated by Reference

         Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1994, are incorporated by reference in Part II and the Proxy Statement to be mailed to stockholders on or about April 20, 1995 for the Annual Meeting to be held on May 18, 1995, are incorporated by reference in Part III.
================================================================================

                                     PART I


ITEM 1.          BUSINESS.

GENERAL

                 Office Depot, Inc. (the "Company") operates the largest chain of high-volume retail office supply stores in the United States. Through its Business Services Division, the Company delivers to small- and medium-size businesses and is a full-service contract stationer for medium- and large-size businesses throughout the United States.


                 The Company began its operations in 1986 with its first retail store. Currently, it operates 411 stores in 35 states and the District of Columbia and 21 stores in 5 Canadian provinces. The Company sells high-quality, brand-name office products at significant discounts primarily to small- and medium-sized businesses. The Company's stores utilize a "warehouse" format and carry a wide selection of merchandise, including general office supplies, business machines and computers, office furniture and other business-related products. The Company's business strategy for its retail stores is to enhance the sales and profitability of its existing stores and to add new stores in locations where the Company can achieve a significant market presence. Through expansion, the Company seeks to increase efficiencies in operations, purchasing, marketing and management. During 1994, the Company opened 71 new stores and closed 2 stores. The Company intends to open approximately 70 to 80 stores during 1995. The Company's retail merchandising strategy is to offer customers a wide selection of brand-name office products at everyday low prices. The Company believes that its prices are significantly lower than those typically offered to small- and medium-sized businesses by their traditional sources of supply. The Company is able to maintain its low competitive price policy primarily as a result of the significant cost efficiencies achieved through its operating format and purchasing power. The Company buys substantially all of its inventory directly from manufacturers in large quantities. It does not utilize a central warehouse and maintains its inventory on the sales floors of its "no frills" stores. The Company operates in a highly competitive environment and the Company believes that in the future it will face increased competition from other high-volume office supply and wholesale club chains as the Company and these chains expand their operations.

                 The Business Services Division of the Company consists of delivery services to small- and medium-size businesses and is a full-service contract stationer to medium- and large-size businesses. The delivery services are provided through customer service delivery centers and certain retail stores. The Company expanded into the full-service contract stationer portion of the office supply industry in 1993 and 1994 through the acquisitions of eight contract stationer and office furniture dealers in the United States. Through its contract stationer business, the Company sells its products primarily to medium- and large-size businesses (generally, organizations with over 75 white-collar employees), schools and other educational institutions and governmental agencies. The Company provides its customers access to a broad selection of office supplies and office furniture, as well as specialized resources and services designed to aid its customers in achieving improved efficiencies and significant reduction in their overall office supplies and office furniture costs, including electronic ordering, stockless office procurement and business forms management services (which reduce customer needs for office supplies storage facilities), desktop delivery programs (which reduce customer personnel requirements) and comprehensive product utilization reports.

                 The Company is in the process of combining the operations of its contract stationer warehouses and delivery centers, as well as the delivery functions at the retail stores, and plans to open approximately 5 to 6 delivery centers in 1995. The integration of these operations is expected to be completed by late 1995.

                 Following is a brief description of the eight contract stationer acquisitions noted above:

                 - In May 1993, the Company acquired the office supply business of Wilson Stationery & Printing Company ("Wilson") from Steelcase Inc. The Company and Steelcase Inc. were not, at the time of the acquisition, and are not currently, affiliated. Wilson is a full service contract stationer with operations in Texas and North Carolina.

                 - In September 1993, the Company acquired Eastman Office Products Corporation ("Eastman"), a full service contract stationer and office furniture dealer headquartered in California that operates primarily in the western United States. No affiliation existed between the Company and Eastman prior to this transaction.

                 - In February 1994, the Company issued an aggregate of 2,335,746 shares of its Common Stock in connection with the acquisition of L.E. Muran Co., Inc. ("Muran") based in Boston and Yorkship Press, Inc. ("Yorkship") servicing customers in Philadelphia and southern New Jersey.

                 - In May 1994, the Company issued an aggregate of 1,448,591 shares of its Common Stock in connection with the acquisition of Midwest Carbon Company ("Midwest"), based in Minneapolis, and Silvers, Inc. ("Silvers"), based in Detroit.

                 - In August 1994, the Company issued an aggregate of 1,916,009 shares of its Common Stock in connection with the acquisition of J.A. Kindel Company ("Kindel"), based in Cincinnati, and Allstate Office Products, Inc. ("Allstate"), based in Tampa.

                 Each of the 1994 acquisitions was accounted for on a "pooling of interests" basis and, accordingly, the accompanying financial data, statistical data, financial statements and discussions of financial and other information included for periods prior to the acquisitions have been restated to reflect the financial position, results of operations, and other information relating to these companies for all periods presented. No affiliations existed between the Company and the acquired companies prior to the acquisitions.


OFFICE PRODUCTS INDUSTRY

                 The office products industry is comprised of three broad categories of merchandise: office supplies, office machines and microcomputers, and office furniture. These products are distributed through different and sometimes overlapping channels of distribution, including manufacturers, distributors, dealers, retailers and catalog companies.

                 The retail office products industry, through which smaller businesses have traditionally purchased office products, continues to be highly fragmented with few regional or national chains and is typified by stores that do not stock a full range of office products. Retail sales of office products in the United States are made primarily through office product dealers, which generally operate one or more retail stores and utilize a central warehouse facility. Dealers purchase a significant portion of their merchandise from national or regional office supply distributors who in turn purchase merchandise from manufacturers. Dealers often employ a commissioned sales force that utilizes the distributor's catalog, showing products at retail list prices, for selection and price negotiation with the customer. Contract bids are typically available to large businesses that are offered discounts equivalent to or greater than those offered by the Company. The Company believes that small- and medium-size businesses, however, have typically been able to obtain from dealers discounts on manufacturers' suggested retail list prices of only 20% or less. In addition, those businesses whose volume usage does not justify a dealer's one-to-one selling effort generally have been treated as retail customers and charged prices close to full retail list prices.

                 High-volume office supply superstores have emerged throughout the United States targeting the smaller businesses that traditionally purchased from dealers by offering selection, service and low prices. These price advantages result primarily from direct, high-volume purchasing from manufacturers and warehouse retailing, thereby avoiding the distributor's mark-up and eliminating the need for a commissioned sales force and a central distribution facility. High-volume office products retailers typically offer substantial price savings to individuals and small- and medium-size businesses, which traditionally have had limited opportunities to buy at significant discounts off the retail list prices.

                 Larger customers have been, and continue to be, serviced primarily by full service contract stationers. These stationers traditionally serve larger businesses through commissioned sales forces, purchase in large quantities primarily from manufacturers and offer competitive pricing and customized services to their customers. The Company entered the full-service contract stationer portion of the office supply industry through acquisitions of contract stationers in 1993 and 1994.

MERCHANDISING AND PRODUCT STRATEGY

                 The Company's retail merchandising strategy is to offer a broad selection of brand-name office products at everyday low prices. Each of the Company's stores offers a comprehensive selection of paper and paper products, filing supplies, computer hardware and software, calculators, copiers, typewriters, telephones, facsimile and other business machines, office furniture, art and engineering supplies and virtually every other type of office supply. Each of the Company's stores carry approximately 5,600 stock-keeping units (including variations in color and size). In the Business Services Division, each customer service delivery center will carry the base store merchandise assortment plus approximately 5,000 additional items which the Company believes is required to meet the needs of its larger customers.

                 The table below shows sales of each major product group as a percentage of total merchandise sales for the 1994, 1993 and 1992 fiscal years:

                                                                 1994            1993             1992
                                                                Fiscal          Fiscal           Fiscal
                                                                 Year            Year             Year
                                                                ------          ------           ------
 General office supplies(1)  . . . . . . . . . . . . .          48.1%            50.9%            53.4%

 Business machines and related supplies,
   computers and computer accessories(2) . . . . . . .          39.0             36.2             33.8

 Office furniture(3) . . . . . . . . . . . . . . . . .          12.9             12.9             12.8
                                                               -----            -----            -----
                                                               100.0%           100.0%           100.0%

-------------------------

(1) Includes paper, filing supplies, organizers, writing instruments, mailing supplies, desktop accessories, calendars, business forms, binders, tape, art supplies, books, engineering and janitorial supplies and revenues from the business services center located in each store.
(2) Includes calculators, adding machines, typewriters, telephones, cash registers, copiers, facsimile machines, safes, tape recorders, computers, computer diskettes, computer paper and related accessories.
(3) Includes chairs, desks, tables, partitions and filing and storage cabinets.

                 The Company buys approximately 95% of its merchandise directly from manufacturers and other primary source suppliers. Products are generally delivered from manufacturers directly to the stores or warehouses. The Company is refining its cross-dock operations that receive bulk deliveries from vendors and sort and deliver merchandise to the Company's stores. The cross-dock operations, when fully implemented, should enable the Company to realize savings from freight and handling charges and reduce store inventory levels.
No single customer accounts for more than one percent of the Company's sales. The Company has no material long-term contracts or commitments with any vendor or customer. The Company has not experienced any difficulty in obtaining desired quantities of merchandise for sale and does not foresee any significant difficulties in the future.

                 Initial purchasing decisions are made at the corporate headquarters level by buyers who are responsible for selecting and pricing merchandise. Inventory levels are monitored and reorders for products are prepared by central replenishment buyers or "rebuyers" with the assistance of a computerized automatic replenishment system. This system allows buyers to devote more time to selecting products, developing new product lines, analyzing competitive developments and negotiating with vendors in order to obtain more favorable prices and product availability. Purchase orders to approximately 350 vendors are currently transmitted by electronic data interchange (EDI), which expedites orders and promotes accuracy and efficiency. During 1993 and 1994, the Company started to receive Advance Ship Notices (ASN) and invoicing via EDI from selected vendors. The Company plans to continue to expand this program in 1995.

MARKETING AND SALES

                 Retail. The Company's marketing programs are designed to attract new customers to visit its stores for the first time and to provide information to existing customers. The Company places advertisements with the major local newspapers in each of its markets. These newspaper advertisements are supplemented with local radio and television advertising and direct marketing efforts. During 1992, the Company launched a major national television advertising campaign utilizing the "Taking Care of Business" theme. The current series of television commercials is running on three national television networks and on 12 national cable stations. All print advertisements, as well as catalog layouts, are created by the Company's in-house graphics department. The Company periodically issues catalogs featuring merchandise offered in its stores. The catalogs compare the manufacturer's suggested retail list price and the Company's price to illustrate the savings offered. The catalogs are distributed through direct mail programs and are available in each store. Upon entering a new market, the Company purchases a list of businesses for an initial mailing of catalogs.
This list is continually refined and updated by incorporating the names of private label credit card holders, guarantee card holders and check paying customers and forms the basis of a highly targeted proprietary mailing list for updated catalogs and other promotional mailings.

                 The Company's stores have a low price guarantee policy. Under this policy, the Company will match any competitor's lower price and give the customer 50% (up to $50) of the difference towards the customer's purchase. This program assures customers of always receiving the lowest price from the Company's stores even during periodic sales promotions by competitors. Monthly competitive pricing analyses are performed to monitor each market and prices are adjusted as necessary to adhere to this pricing philosophy and ensure competitive positioning.

                 Delivery.   The marketing program for the retail division
provides the customer base for the delivery business to small- and medium-size businesses. For the contract stationer businesses, the Company acquires and maintains its customers primarily through its direct sales force. The Company's sales force is divided between its office supplies and contract furniture divisions. All members of the Company's sales force are employees of the Company.


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

                 Delivery. The Company's small- to medium-size customers nationwide can place orders by telephone or facsimile using toll-free telephone numbers through the Company's order departments in south Florida and the San Francisco area. Orders received by the order departments are transmitted electronically to the store or delivery center nearest the customer for pick-up or delivery at a nominal delivery fee or free delivery with a minimum order size. Orders are packaged, invoiced and shipped for next-day delivery.

                 The Company provides the office supplies purchasing departments of its medium- to large-size business customers with a wide range of services designed to improve efficiencies and reduce costs, including electronic ordering, stockless office procurement and business forms management services, desktop delivery programs and comprehensive product utilization reports. For contract stationer customers, the Company will typically sell on credit through an open account.

                 The Company currently operates 24 regional customer service
delivery warehouses in 17 states.   All delivery orders received from customers
in these areas, whether through the Company's telephone centers, contract customer orders or at its stores, are handled through these facilities. The Company believes that these facilities enable it to provide improved delivery services on a more cost effective basis and intends to consolidate its contract warehouse operations and delivery centers and open five to six new delivery centers in 1995.


STORE DESIGN AND OPERATIONS

                 The Company's stores average approximately 25,000 square feet of space and conform to a model designed to achieve cost efficiency by minimizing rent and eliminating the need for a central warehouse. In 1994 the Company began operating larger stores of approximately 30,000 square feet. The larger stores will accommodate additional merchandising of furniture, business machines, computers, software and accessories. Each store displays virtually all of its inventory on the sales floor according to a plan-o-gram that designates the location of each item in the store. The plan-o-gram is intended to ensure that merchandise is effectively displayed and to promote economy and efficiency in the use of merchandising space. On the sales floor, merchandise is displayed on pallets or in bins on 10 to 12 foot high industrial steel shelving that permits the bulk stacking of inventory and quick and efficient restocking. The shelving is positioned to form aisles large enough to comfortably accommodate customer traffic and merchandise movement. Additional efficiencies are gained by selling merchandise in multiple quantity packaging, which significantly reduces duplicate handling and stock costs.

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


MANAGEMENT INFORMATION SYSTEMS

                 The Company employs an IBM ES9000 mainframe and multiple IBM System AS/400 computers and client/server technologies to aid in controlling its merchandising and operations. The systems include advanced software packages that have been customized for the Company's specific business operations. By integrating these environments during 1994, the Company improved its ability to manage stock status, order processing, inventory replenishment and advertising maintenance. The Company is continuing its implementation of a multi-year strategy to upgrade and convert its systems to operate in an "open system" mainframe environment.

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


EXPANSION PROGRAM

                 The Company's business strategy for its retail stores is to enhance the sales and profitability of its existing stores, and to add new stores in locations where the Company can achieve a significant market presence.

The Company opened 71 new stores and closed 2 stores in 1994, and plans to open approximately 70 to 80 stores and 5 to 6 additional delivery centers during 1995.

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

                 Through its acquisitions in 1993 and 1994, the Company expanded its presence in the contract stationer portion of the office products industry by acquiring existing contract stationer business in selected markets. The Company's business strategy includes continued expansion in this portion of the industry, although no assurances can be given that it will be able to do so.


EMPLOYEES, STORE MANAGEMENT AND TRAINING

                 As of March 24, 1995, the Company employed approximately 26,000 persons. Additional personnel will be added as needed to implement the Company's expansion program. The Company's goal is to promote as many existing employees into management positions as possible. Due to the rate of its expansion, however, for the foreseeable future the Company will continue to hire a portion of its management personnel from outside the Company.

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


COMPETITION

                 The Company operates in a highly competitive environment. Its markets are presently served by traditional office products dealers that typically operate a central warehouse and one or more retail stores. The Company believes it competes favorably against these dealers, who purchase their products from distributors and generally sell their products at prices higher than those offered by the Company, because they generally offer small- and medium-size businesses discounts on manufacturer's suggested retail list prices of only 20% or less as compared to the Company's 30% to 60% discount to all customers. The Company also competes with wholesale clubs selling general merchandise, discount stores, mass merchandisers, conventional retail stores, catalog showrooms and direct mail companies. While these competitors generally charge small business customers lower prices than traditional office products dealers, they typically have a more limited in-stock product selection than the Company's stores and do not provide many of the services provided by the Company.

                 Several high-volume office supply chains that are similar in concept to the Company in terms of store format, pricing strategy and product selection and availability also operate in the United States. The Company competes with these chains and wholesale club chains in substantially all of its current markets. The Company believes that in the future it will face increased competition from these chains as the Company and these chains expand their operations. Some of the entities against which the Company competes, or may compete, are larger and have substantially greater financial resources than the Company. No assurance can be given that increased competition will not have an adverse effect on the Company. The Company believes it competes based on product price, selection, availability and service.

                 In the contract stationer portion of the industry, principal competitors are national and regional full service contract stationers, national and regional office furniture dealers, independent office product distributors, discount superstores and to a lesser extent, direct mail order houses and stationery retail outlets. Certain office supply superstores are also developing a presence in the contract stationer portion of the business.

ITEM 2.          PROPERTIES.

                 As of March 24, 1995, the Company operated 411 stores in 35 states and the District of Columbia and 21 stores in 5 Canadian provinces. The Company also operates 24 customer service delivery centers. The following table sets forth the locations of the Company's facilities.

                                  Number                                                         Number
 State                          of Stores                        State                          of Stores
 -----                          ---------                        -----                          ---------
 Alabama                            8                            Nevada                             4
 Arizona                            2                            New Mexico                         2
 Arkansas                           2                            North Carolina                    15
 California                        82                            Ohio                              10
 Colorado                          12                            Oklahoma                           5
 District of Columbia               2                            Oregon                             9
 Florida                           60                            Pennsylvania                       5
 Georgia                           20                            South Carolina                     5
 Hawaii                             2                            Tennessee                          6
 Idaho                              1                            Texas                             47
 Illinois                          19                            Virginia                           4
 Indiana                            8                            Washington                        12
 Iowa                               1                            West Virginia                      1
 Kansas                             4                            Wisconsin                          6
 Kentucky                           3
 Louisiana                         10                            CANADA
 Maryland                          10                            ------
 Michigan                          13                            Alberta                            6
 Minnesota                          4                            British Columbia                   4
 Mississippi                        2                            Manitoba                           2
 Missouri                          12                            Ontario                            7
 Nebraska                           3                            Saskatchewan                       2

 CUSTOMER SERVICE
 DELIVERY CENTERS
 ----------------
 Arizona                            1
 California                         5
 Colorado                           1
 Florida                            3
 Georgia                            1
 Iowa                               1
 Maryland                           1
 Massachusetts                      1
 Michigan                           1
 Minnesota                          1
 Nebraska                           1
 New Jersey                         1
 North Carolina                     1
 Ohio                               1
 Texas                              2
 Utah                               1
 Washington                         1


                 All the Company's facilities are leased or subleased by the Company with lease terms (excluding renewal options exercisable by the Company at escalated rents) expiring between 1995 and 2015, except for 18 stores and four customer service delivery centers that are owned by the Company. The owned facilities are located in eleven states, primarily Florida and Texas. The Company operates its stores under the names Office Depot and The Office Place in Ontario, Canada. The Company operates its contract stationer warehouses under the names Eastman Office Products, Wilson Business Products, L.E. Muran, Yorkship Business Supply, Silvers, Inc., J.A. Kindel Co., Midwest Business Products and Allstate Office Products.

                 The Company's corporate offices in Delray Beach, Florida, containing approximately 350,000 square feet in two adjacent buildings, were purchased in February 1994.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 None.


                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

                 The Common Stock of the Company is listed on the New York Stock Exchange ("NYSE") under the symbol "ODP." At March 24, 1995, there were 3,989 holders of record of Common Stock. The last reported sales price of the Common Stock on the NYSE on March 24, 1995 was $24.75.

                 The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock quoted on the NYSE Composite Tape. These prices do not include retail mark-ups, mark-downs or commissions, and have been adjusted to reflect a three-for-two stock split in May 1993 and a three-for-two stock split in June 1994.

                                                                                       High                 Low
                                                                                       ----                 ---
       1993
                  First Quarter  . . . . . . . . . . . . . . . . . . .               $ 16.781             $ 11.885
                  Second Quarter . . . . . . . . . . . . . . . . . . .                 18.500               13.781
                  Third Quarter  . . . . . . . . . . . . . . . . . . .                 22.583               16.917
                  Fourth Quarter . . . . . . . . . . . . . . . . . . .                 23.917               21.083
       1994
                  First Quarter  . . . . . . . . . . . . . . . . . . .               $ 26.500             $ 22.000
                  Second Quarter . . . . . . . . . . . . . . . . . . .                 25.750               20.500
                  Third Quarter  . . . . . . . . . . . . . . . . . . .                 26.500               18.875
                  Fourth Quarter . . . . . . . . . . . . . . . . . . .                 27.000               21.625

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

ITEM 6.          SELECTED FINANCIAL DATA.

                 The selected financial data as of and for the fiscal years ended December 31, 1994, December 25, 1993 and December 26, 1992 set forth in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1994 (on the inside front cover) is incorporated herein by reference and made a part of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1994 (on pages 15-18) is incorporated herein by reference and made a part of this report.

ITEM 8.          FINANCIAL STATEMENTS.

                 The financial statements of the Company for the fiscal years ended December 31, 1994, December 25, 1993 and December 26, 1992 set forth in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1994 (on pages 20-36) are incorporated herein by reference and made a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                 Not Applicable.


                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                 Information with respect to directors and executive officers of the Company is incorporated herein by reference to the information under the caption "Management--Directors and Executive Officers" in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders.

ITEM 11.         EXECUTIVE COMPENSATION.

                 Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Management--Compensation" in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

                 Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the tabulation under the caption "Security Ownership" in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 Information with respect to certain relationships and related transactions is incorporated herein by reference to the information under the caption "Certain Transactions" in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders.


                                    PART IV


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K.

         (a)     The following documents are filed as a part of this report:

                 1. The financial statements listed in the "Index to Financial Statements."
                 2. The financial statement schedule listed in "Index to Financial Statement Schedules."
                 3.       The exhibits listed in the "Index to Exhibits."

         (b)     Reports on Form 8-K.

                 The Company filed a Current Report on Form 8-K on January 19, 1995 containing a restatement of the financial statements included in its Annual Report on Form 10-K dated December 25, 1993 to reflect the effects of the acquisitions of six contract stationers in 1994.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1995.

                                        OFFICE DEPOT, INC.

                                        By        /s/ DAVID I. FUENTE
                                          -----------------------------------
                                             David I. Fuente, Chairman and
                                                Chief Executive Officer



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 1995.

             Signature                                                   Capacity
             ---------                                                   --------
        /s/ DAVID I. FUENTE                         Chairman of the Board and Chief Executive Officer
------------------------------------                (Principal Executive Officer)
          David I. Fuente

       /s/ MARK D. BEGELMAN                         Director, President and Chief Operating Officer
------------------------------------
          Mark D. Begelman

       /s/  BARRY J. GOLDSTEIN                      Executive Vice President -- Finance, Chief
------------------------------------                Financial Officer and Secretary (Principal
         Barry J. Goldstein                         Financial and Accounting Officer)

       /s/ CYNTHIA COHEN TURK                       Director
------------------------------------
         Cynthia Cohen Turk

         /s/ DENIS DEFFOREY                         Director
------------------------------------
           Denis Defforey

        /s/  W. SCOTT HEDRICK                       Director
------------------------------------
          W. Scott Hedrick

        /s/ JOHN B. MUMFORD                         Director
------------------------------------
          John B. Mumford

        /s/  MICHAEL J. MYERS                       Director
------------------------------------
          Michael J. Myers

       /s/ PETER J. SOLOMON                         Director
------------------------------------
          Peter J. Solomon

        /s/  ALAN L. WURTZEL                        Director
------------------------------------
          Alan L. Wurtzel

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                Page
                                                                                                ----
Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   *
Consolidated Statements of Earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   *
Consolidated Statements of Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . .   *
Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   *
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .   *
Report of Deloitte & Touche LLP on Consolidated Financial Statements  . . . . . . . . . . . . .   *
Report of Deloitte & Touche LLP on Financial Statement Schedule   . . . . . . . . . . . . . . .  F-2


       All other statements have been omitted because they are inapplicable, not required or the information is included elsewhere herein.





______________________________

* Incorporated herein by reference to the respective information in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1994.

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Office Depot, Inc.:

We have audited the consolidated financial statements of Office Depot, Inc. and Subsidiaries as of December 31, 1994 and December 25, 1993 and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated February 14, 1995; such consolidated financial statements and report are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Office Depot, Inc. and Subsidiaries referred to in the Index to Financial Statement Schedules. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Certified Public Accountants
Fort Lauderdale, Florida
February 14, 1995

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                                   Page
                                                                                                   ----
Schedule V        -       Valuation and Qualifying Accounts and Reserves  . . . . . . . . . . . .   F-4

                                                                      SCHEDULE V


                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)



          Column A             Column B                           Column C                           Column D
 -----------------------     ------------   --------------------------------------------------     -------------
                                                        Additions
                                            ---------------------------------
                              Balance at
                             Beginning of   Charged to Costs     Charged to       Deductions -      Balance at
        Description             Period        and Expenses     Other Accounts      Write-offs      End of Period
 -----------------------     ------------   ----------------   --------------     ------------     -------------
 Allowances for Doubtful
 Accounts:
         1994  . . . . .        $3,251             $1,167               --               $992          $3,426
         1993  . . . . .           659              1,024           $1,909(1)             341           3,251
         1992  . . . . .           513                555               --                409             659



(1) Allowance for doubtful accounts of Eastman and Wilson at the respective dates of acquisition.

                                                    INDEX TO EXHIBITS

                                                                                             Sequentially
 Exhibit                                                                                       Numbered
 Number                                        Exhibit                                          Page  +
 ------                                        -------                                         --------
 3.1            Restated Certificate of Incorporation, as amended to date                        (1)
 3.2            Bylaws                                                                           (2)
 4.1            Form of certificate representing shares of Common Stock                          (2)
 4.2            Form of Indenture (including form of LYON) between the Company and               (3)
                The Bank of New York, as Trustee
 4.3            Form of Indenture (including form of LYON) between the Company and               (4)
                Bankers Trust Company, as Trustee
 10.1           Form of Subscription Agreement entered into between the Company and              (2)
                each of the purchasers of units of the Company's Class A Preferred
                Stock and Common Stock
 10.2           Registration Agreement, dated as of July 24, 1987, among the Company             (2)
                and certain purchasers of the Company's Convertible Preferred Stock
 10.3           Stock Purchase Agreement, dated as of June 21, 1989, between the                 (2)
                Company and Carrefour S.A.
 10.4           Agreement and Plan of Reorganization, dated December 19, 1990, among             (2)
                the Company, The Office Club, Inc. and OD Sub Corp.
 10.5           Stock Purchase Agreement, dated as of April 24, 1991, between the                (5)
                Company, Carrefour S.A. and Carrefour Nederland B. V.
 10.6           Revolving Credit and Line of Credit Agreement dated as of September              (6)
                30, 1993 by and among the Company and Sun Bank, National
                Association, individually and as Agent, NationsBank of Florida,
                N.A., PNC Bank, Kentucky, Inc., Bank of America National Trust and
                Savings Association and Royal Bank of Canada
 10.7           Office Depot, Inc. Stock Option and Stock Appreciation Rights Plan*              (7)
 10.8           Directors' Stock Option Plan*                                                    (8)
 10.9           Amended and Restated Agreement and Plan of Merger dated as of                    (9)
                July 12, 1993 and amended and restated as of August 30, 1993 by and among the Company, Eastman Office Products Corporation, EOPC
                Acquisition Corp. and certain investors
 13.1           Annual Report to Stockholders
 21.1           List of the Company's subsidiaries
 23.1           Consent of Deloitte & Touche LLP
 27.1           Financial Data Schedule

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