Form 10-Q
period 1995-04-01
OFFICE DEPOT INC
filed 1995-05-16
CIK 800240

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                  FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended             April 1, 1995
                              --------------------------------------------------

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                               ----------------------  ------------------------

Commission file number                     1-10948
                      ---------------------------------------------------------

                              OFFICE DEPOT, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                               59-2663954
- --------------------------------------------------------------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)


2200 Old Germantown Road, Delray Beach,  Florida                33445
- --------------------------------------------------------------------------------
    (Address of principal executive offices)                  (Zip Code)


                                (407) 278-4800
- --------------------------------------------------------------------------------
             (Registrant's telephone number including area code)

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

The registrant had 149,824,093 shares of common stock outstanding as of May 11, 1995.

                               OFFICE DEPOT, INC.

                                     INDEX

                                                                                    Page
Part I.  FINANCIAL INFORMATION

           Item 1   Financial Statements

                    Consolidated Statements of Earnings
                    for the 13 Weeks Ended April 1, 1995
                    and March 26, 1994                                                 3

                    Consolidated Balance Sheets as of
                    April 1, 1995 and December 31, 1994                                4

                    Consolidated Statements of Cash Flows
                    for the 13 Weeks Ended April 1, 1995
                    and March 26, 1994                                                 5

                    Notes to Consolidated Financial Statements                         6

           Item 2   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                 7 - 10

Part II.     OTHER INFORMATION                                                        10


SIGNATURE                                                                             11


                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                                 13 Weeks        13 Weeks
                                                                  Ended            Ended
                                                                 April 1,        March 26,
                                                                   1995            1994
                                                                ----------      ----------
Sales                                                           $1,351,212      $1,041,396
Cost of goods sold and occupancy costs                           1,046,383         804,459
                                                                ----------      ----------

Gross profit                                                       304,829         236,937

Store and warehouse operating
   and selling expenses                                            203,167         160,459
Pre-opening expenses                                                 3,252           1,259
General and administrative expenses                                 37,072          29,386
Amortization of goodwill                                             1,295           1,269
                                                                ----------      ----------

                                                                   244,786         192,373
                                                                ----------      ----------

     Operating Profit                                               60,043          44,564

Interest expense, net                                                4,819           3,460
                                                                ----------      ----------

     Earnings before income taxes                                   55,224          41,104

Income taxes                                                        22,750          16,558
                                                                ----------      ----------

Net earnings                                                    $   32,474      $   24,546
                                                                ==========      ==========

Earnings per common and
  common equivalent share                                       $      .21      $      .16
                                                                ==========      ==========

Average common and common
   equivalent shares                                               153,446         152,378
                                                                ==========      ==========

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                 April 1,       December 31,
                                                                   1995             1994
                                                               ------------    ------------
                                                                (Unaudited)
                 ASSETS

Current Assets
  Cash and cash equivalents                                     $   28,195      $   32,406
  Receivables, net of allowances                                   268,638         266,629
  Merchandise inventories                                        1,005,769         936,048
  Deferred income taxes                                             33,635          32,093
  Prepaid expenses                                                  13,421           7,046
                                                                ----------      ----------

       Total current assets                                      1,349,658       1,274,222

Property and Equipment                                             571,654         524,350
  Less accumulated depreciation and amortization                   139,946         127,121
                                                                ----------      ----------

                                                                   431,708         397,229

Goodwill, net of amortization                                      199,166         200,449
Other Assets                                                        31,636          32,083
                                                                ----------      ----------

                                                                $2,012,168      $1,903,983
                                                                ==========      ==========


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                              $  612,757      $  609,914
  Accrued expenses                                                 139,398         154,894
  Income taxes                                                      35,623          18,051
  Current maturities of long-term debt                               1,392           4,030
                                                                ----------      ----------

       Total current liabilities                                   789,170         786,889

Long-Term Debt, less current maturities                             91,719          27,460
Deferred Taxes and Other Credits                                     6,986           8,023
Zero Coupon, Convertible, Subordinated Notes                       370,382         366,340

Common Stockholders' Equity
  Common stock - authorized 200,000,000 shares of
     $.01 par value; issued 151,903,352 in 1995 and
     151,536,781 in 1994                                             1,519           1,515
  Additional paid-in capital                                       458,934         453,117
  Foreign currency translation adjustment                           (2,950)         (3,295)
  Retained earnings                                                298,158         265,684
  Less: 2,163,447 shares of treasury stock                          (1,750)         (1,750)
                                                                ----------      ----------

                                                                   753,911         715,271
                                                                ----------      ----------

                                                                $2,012,168      $1,903,983
                                                                ==========      ==========

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                  (Unaudited)


                                                             13 Weeks Ended    13 Weeks Ended
                                                                 April 1,         March 26,
                                                                   1995             1994
                                                             --------------  -----------------
Cash flows from operating activities
  Cash received from customers                                 $ 1,319,819    $  1,029,738
  Cash paid for inventory                                       (1,047,341)       (798,692)
  Cash paid for store and warehouse operating,
     selling and general administrative expenses                  (288,459)       (222,083)
  Interest received                                                     97           1,566
  Interest paid                                                       (278)           (572)
  Taxes paid                                                        (6,652)        (10,582)
                                                                ----------     -----------

     Net cash used by operating activities                         (22,814)           (625)
                                                                ----------     -----------
Cash flows from investing activities
  Capital expenditures-net                                         (47,326)        (40,111)
                                                                ----------     -----------

     Net cash used by investing activities                         (47,326)        (40,111)
                                                                ----------     -----------

Cash flows from financing activities
  Proceeds from exercise of stock options                            3,963           3,155
  Foreign currency translation adjustment                              345             174
  Proceeds from long- and short-term borrowings                     63,510           6,023
  Payments on long- and short-term borrowings                       (1,889)         (6,718)
                                                                ----------     -----------

     Net cash provided by financing activities                      65,929           2,634
                                                                ----------     -----------

     Net (decrease) in cash and cash equivalents                    (4,211)        (38,102)
Cash and equivalents at beginning of period                         32,406         142,471
                                                                ----------     -----------

Cash and equivalents at end of period                           $   28,195     $   104,369
                                                                ==========     ===========

Reconciliation of net earnings to net cash
  provided (used) by operating activities
     Net earnings                                               $   32,474     $    24,546
     Adjustments to reconcile net earnings to net cash
     provided (used) by operating activities
        Depreciation and amortization                               14,534          11,152
        Changes in assets and liabilities
          (Increase)  decrease in accounts receivable               (2,009)          6,745
          (Increase) in inventory                                  (69,721)        (53,812)
          (Increase) in prepaid expenses and other assets           (7,874)         (7,757)
           Increase in accounts payable and other liabilities        9,782          18,501
                                                                ----------      ----------

  Total adjustments                                                (55,288)        (25,171)
                                                                ----------      ----------

Net cash used by operating activities                           $  (22,814)     $     (625)
                                                                ==========      ==========

                      OFFICE DEPOT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The interim financial statements as of April 1, 1995 and for the 13 week periods ended April 1, 1995 and March 26, 1994 are unaudited; however, such interim statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1994.

2. Average common and common equivalent shares utilized in computing first quarter earnings per share include approximately 3,900,000 and 5,135,000 shares in 1995 and 1994, respectively, as a result of applying the treasury stock method to outstanding stock options.


3.    The Consolidated Statements of Cash Flows for the 13 weeks ended
      April 1, 1995 and March 26, 1994 do not include noncash financing transactions of $948,000 and $2,096,000, respectively, relating to additional paid-in capital associated with tax benefits of stock options exercised and $910,000 and $508,000, respectively, relating to common stock and additional paid-in capital associated with stock issued to the Office Depot Retirement Savings Plan. In addition, the Consolidated Statements of Cash Flows for the 13 weeks ended April 1, 1995 and March 26, 1994 do not include noncash financing transactions of $4,042,000 and $3,879,000, respectively, associated with accreted interest on convertible, subordinated notes.

          Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales increased 30% from $1,041,396,000 in the first quarter of 1994 to $1,351,212,000 in the first quarter of 1995. Comparable store sales increased 19% for the first quarter of 1995. The balance of the sales increase was attributable to the 70 new stores (net of 2 closures) and the one customer service center opened subsequent to the first quarter of 1994. The Company opened 12 stores in the first quarter of 1995, bringing the total number of stores open at the end of the first quarter to 432 compared with 362 stores at the end of the first quarter of 1994. The Company also operated 24 customer service centers (formerly referred to as delivery centers and warehouses) at the end of the first quarter of 1995 compared to 23 customer service centers at the end of the first quarter of 1994. Comparable store sales in the future may be affected by competition from other stores, the opening of additional stores or expansion of contract stationer business in existing markets, and general market conditions.

Gross profit as a percentage of sales was 22.6% during the first quarter of 1995, and 22.8% during the comparable quarter in 1994. The decrease was primarily a result of lower gross margins resulting from an increase in sales of lower margin business machines and computers and an increase in paper costs. These decreases were partially offset by purchasing efficiencies gained through vendor volume discount programs which increased as purchasing levels continued to increase, and by leveraging the Company's occupancy costs through higher average sales per store. Gross margins are higher in the contract stationer portion of the business due to a lower percentage of business machine and computer sales. Gross margins may fluctuate in both the retail and contract stationer business as a result of competitive pricing in more market areas, continued change in sales product mix and increased occupancy costs in certain new markets.

Store and warehouse operating and selling expenses as a percentage of sales were 15.0% in the first quarter of 1995, compared with 15.4% in the comparable period in 1994. Store and warehouse operating expenses consist primarily of payroll and advertising expenses. Although the majority of these expenses vary proportionately with sales, there is a fixed cost component to these expenses such that, as sales increase within a given market area, store and warehouse operating and selling expenses typically decrease as a percentage of sales. This benefit may not be fully realized, however, during periods when a large number of new stores and customer service centers are being opened, as new facilities typically generate lower sales than the average mature location, resulting in higher operating and selling expenses overall as a percentage of sales due to the new facilities. This percentage is also affected when the Company enters large metropolitan market areas where the advertising costs for the full market must be absorbed by the small number of stores initially opened. As additional stores in these large markets are opened, advertising costs, which are substantially a fixed expense for a market area, typically decrease overall as a percentage of sales. The Company has also continued its strategy of opening additional stores in existing markets. Although increasing the number of stores within a market typically increases operating income in absolute dollars, this may also have the effect of increasing overall expenses as a percentage of sales, since the sales of certain existing stores in the market may initially be adversely affected. Warehouse expenses increased in the first quarter of 1995 as a result of the additional costs incurred in the integration of the contract stationer warehouses acquired in 1993 and 1994. The integration is expected to be substantially completed by the end of 1995.

Pre-opening expenses increased from $1,259,000 in the first quarter of 1994 to $3,252,000 in the comparable period in 1995. Pre-opening expenses in 1995 include the costs associated with replacing four existing customer service centers with larger, more functional facilities. Pre-opening expenses currently are approximately $125,000 per store and $500,000 for a customer service center, and are predominately incurred during a six-week period prior to the opening of the store or customer service center. Pre-opening expenses may vary based on geographical area and customer base being serviced. These expenses consist principally of amounts paid for salaries, occupancy costs and supplies. Since the Company's policy is to expense these items during the period in which they occur, the amount of pre-opening expenses in each quarter is generally proportional to the number of new stores or warehouses opened during the period or in the process of being opened.

General and administrative expenses have decreased as a percentage of sales from 2.8% in the first quarter of 1994 to 2.7% in the comparable period in 1995. General and administrative expenses include, among other costs, site selection expenses and store management training expenses, and therefore vary with the number of new store openings in that quarter and the next quarter. General and administrative expenses have decreased as a percentage of sales, primarily as a result of the Company's ability to increase sales without a proportionate increase in corporate expenditures.

The Company incurred net interest expense of $4,819,000 in the first quarter of 1995, as compared to $3,460,000 in the first quarter of 1994. This increase in interest expense is primarily due to funds borrowed under the Company's revolving credit agreement.

The Company recorded goodwill amortization of $1,295,000 in the first quarter of 1995 as compared to $1,269,000 in the 1994 comparable quarter.

The effective income tax rate for 1994 was favorably impacted by the combining of certain acquired companies which had no provision for income taxes because they were organized as S corporations (as defined under income tax laws), prior to the acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company's store sales are substantially on a cash and carry basis, cash flow generated from operating stores provides a source of liquidity to the Company. Working capital requirements are reduced by vendor credit terms, which allow the Company to finance a portion of its inventory. The Company utilizes private label credit card programs administered and financed by financial service companies; this allows the Company to expand its retail sales without the burden of additional receivables.

Sales made through the customer service centers are made under regular commercial credit terms, where the Company carries its own receivables. As the Company expands into servicing additional large companies in the contract stationer portion of its business, it is expected that the Company will carry a greater amount of receivables.

In the first quarter of 1995, the Company added 12 stores, compared with 11 stores for the comparable 1994 period. The Company also replaced four existing customer service centers with larger, more functional facilities during the first quarter of 1995. As stores mature and become more profitable, and as the number of new stores opened in a year becomes a smaller percentage of the existing store base, cash generated from operations will provide a greater portion of funds required for new store fixed assets, inventories and other working capital requirements. Cash generated from operations will be affected by an increase in receivables carried without outside financing, and an increase in inventory at the stores and customer service centers as the Company continues to expand its sales in computers and business machines. Net cash used in operating activities was $22,814,000 and $625,000 in the first quarters of 1995 and 1994, respectively. Capital expenditures are also affected by the number of stores and customer service centers opened or acquired each year and the increase in computer and other equipment at the corporate office required to support such expansion. Cash utilized for capital expenditures was $47,326,000 and $40,111,000 in the first quarters of 1995 and 1994, respectively.

During the thirteen weeks ended April 1, 1995, the Company's cash balance decreased approximately $4,211,000 and long- and short-term debt increased by approximately $61,621,000. The decrease in cash was primarily attributable to payments for fixed assets and inventories for new stores as well as payments for inventory mix changes resulting from an increase in business machines and computer sales. The increase in long- and short-term debt was due to the Company borrowing of funds against its working capital line to fund continued growth.

The Company plans to open a total of approximately 60 to 70 additional stores and five customer service centers during the remainder of 1995. Management estimates that the Company's cash requirements, exclusive of pre-opening expenses, will be approximately $1,700,000 and $5,300,000 for each additional store and customer service center, respectively.

The Company has a credit agreement with its principal bank and a syndicate of commercial banks to provide for a working capital line of $200,000,000. The credit agreement provides that funds borrowed will bear interest, at the Company's option, at either 3/4% over the LIBOR rate or at a base rate linked to the prime rate. The Company must also pay a fee of 1/4% per annum on the unused portion of the credit facility. The credit facility expires in September 1996. As of April 1, 1995 the Company had borrowed $78,510,000 under the credit facility. In addition to the credit facility, the bank has provided a lease facility to the Company under which the bank has agreed to purchase up to $15,000,000 of equipment from the Company and lease such equipment back to the Company. As of April 1, 1995, the Company had approximately $3,569,000 outstanding under this lease facility.

The Company's management continually reviews its financing options. Management is currently negotiating with its banks to extend the duration of its credit facility and to increase the amount available under this credit agreement. Based on preliminary indications from its banks, management believes that the terms of the revised credit facility will be more favorable than the terms of the current facility. It is currently anticipated that the Company has the ability to finance its planned expansion through 1995 from cash on hand, funds generated from operations, equipment leased under the Company's lease facility, and funds borrowed under the Company's revised credit facilities. The Company may also consider alternative financing opportunities including the issuance of equity, debt or convertible debt, if market conditions make such alternatives financially attractive methods of funding the Company's short-term or long-term expansion. The Company's financing requirements in the future will be affected by the number of new stores and customer service centers opened or acquired.

                         PART II.     OTHER INFORMATION

Items 1 - 5      Not applicable.

Item 6           Exhibits, Financial Statement Schedules and Reports on Form 8-K

            a.   Exhibit 27  Financial Data Schedule (for SEC use only)

            b.   Reports on Form 8-K

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





                                                 OFFICE DEPOT, INC.
                                                 ------------------
                                                    (Registrant)



Date:    May 16, 1995                      By: /s/Barry J. Goldstein
                                               -------------------------------
                                           Barry J. Goldstein
                                           Executive Vice President-Finance
                                           and Chief Financial Officer