Form 10-Q
period 1995-07-01
OFFICE DEPOT INC
filed 1995-07-31
CIK 800240

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended                    July 1, 1995
                               -------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------   -----------------------

Commission file number                         1-10948
                       --------------------------------------------------------

                              OFFICE DEPOT, INC.
- --------------------------------------------------------------------------------
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

                   Yes    X                     No
                         ---                       ---

The registrant had 150,306,766 shares of common stock outstanding as of July 27, 1995.

                              OFFICE DEPOT, INC.

                                    INDEX

                                                                           Page

Part I.  FINANCIAL INFORMATION

         Item 1           Financial Statements

                          Consolidated Statements of Earnings
                          for the 13 and 26 Weeks Ended July 1, 1995
                          and June 25, 1994                                    3

                          Consolidated Balance Sheets as of
                          July 1, 1995 and December 31, 1994                   4

                          Consolidated Statements of Cash Flows
                          for the 26 Weeks Ended July 1, 1995
                          and June 25, 1994                                    5

                          Notes to Consolidated Financial Statements           6

         Item 2           Management's Discussion and Analysis of
                          Financial Condition and Results of Operations   7 - 10

Part II.  OTHER INFORMATION                                              11 - 12


SIGNATURE                                                                     13

INDEX TO EXHIBITS                                                             14

                     OFFICE DEPOT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                   (In thousands, except per share amounts)
                                 (Unaudited)


                                                13 Weeks         13 Weeks           26 Weeks       26 Weeks
                                                  Ended            Ended              Ended          Ended
                                                 July 1,          June 25,           July 1,        June 25,
                                                  1995              1994              1995            1994
                                               ----------       -----------        ----------     -----------
Sales                                         $1,200,410          $924,676         $2,551,622     $1,966,072
Cost of goods sold and occupancy costs           928,606           709,076          1,974,989      1,513,535
                                              ----------          --------         ----------     ----------

Gross profit                                     271,804           215,600            576,633        452,537

Store and warehouse operating
   and selling expenses                          179,238           142,201            382,405        302,660
Pre-opening expenses                               2,912             1,973              6,164          3,232
General and administrative expenses               36,192            31,413             73,264         60,799
Amortization of goodwill                           1,297             1,268              2,592          2,537
                                              ----------          --------         ----------     ----------

                                                 219,639           176,855            464,425        369,228
                                              ----------          --------         ----------     ----------

     Operating Profit                             52,165            38,745            112,208         83,309

Interest expense, net                              6,812             3,774             11,631          7,234
                                              ----------          --------         ----------     ----------

     Earnings before income taxes                 45,353            34,971            100,577         76,075

Income taxes                                      17,935            14,162             40,685         30,720
                                              ----------          --------         ----------     ----------

Net earnings                                  $   27,418          $ 20,809         $   59,892     $   45,355
                                              ==========          ========         ==========     ==========

Earnings per common and
   common equivalent share                    $      .18          $    .14         $      .39     $      .30
                                              ==========          ========         ==========     ==========

Average common and common
   equivalent shares                             153,642           152,380            153,544        152,379
                                              ==========          ========         ==========     ==========


                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)


                                                               July 1,               December 31,
                                                                1995                     1994
                                                             -----------             -----------
                                                             (Unaudited)
                        ASSETS

Current Assets
   Cash and cash equivalents                                 $   30,277              $   32,406
   Receivables, net of allowances                               290,571                 266,629
   Merchandise inventories                                      984,947                 936,048
   Deferred income taxes                                         33,744                  32,093
   Prepaid expenses                                              13,702                   7,046
                                                             ----------              ----------

        Total current assets                                  1,353,241               1,274,222

Property and Equipment                                          622,045                 524,350
   Less accumulated depreciation and amortization               153,700                 127,121
                                                             ----------              ----------

                                                                468,345                 397,229

Goodwill, net of amortization                                   197,903                 200,449
Other Assets                                                     37,197                  32,083
                                                             ----------              ----------

                                                             $2,056,686              $1,903,983
                                                             ==========              ==========


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                          $  517,810              $  609,914
   Accrued expenses                                             151,197                 154,894
   Income taxes                                                   8,997                  18,051
   Current maturities of long-term debt                             778                   4,030
                                                             ----------              ----------

        Total current liabilities                               678,782                 786,889

Long-Term Debt, less current maturities                         204,233                  27,460
Deferred Taxes and Other Credits                                 10,659                   8,023
Zero Coupon, Convertible, Subordinated Notes                    374,356                 366,340

Common Stockholders' Equity
   Common stock - authorized 400,000,000 shares of
      $.01 par value; issued 152,343,395 in 1995 and
      151,536,781 in 1994                                         1,523                   1,515
   Additional paid-in capital                                   465,510                 453,117
   Foreign currency translation adjustment                       (2,203)                 (3,295)
   Retained earnings                                            325,576                 265,684
   Less: 2,163,447 shares of treasury stock                      (1,750)                 (1,750)
                                                             ----------              ----------
                                                                788,656                 715,271
                                                             ----------              ----------

                                                             $2,056,686              $1,903,983
                                                             ==========              ==========


                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                (In thousands)
                                  (Unaudited)

                                                           26 Weeks Ended         26 Weeks Ended
                                                               July 1,                June 25,
                                                                1995                    1994
                                                            -----------             -----------
Cash flows from operating activities
   Cash received from customers                             $ 2,512,748             $ 1,948,309
   Cash paid for inventory                                   (2,025,380)             (1,482,493)
   Cash paid for store and warehouse operating,
      selling and general administrative expenses              (522,332)               (416,926)
   Interest received                                                132                   2,608
   Interest paid                                                 (2,305)                 (1,537)
   Taxes paid                                                   (50,143)                (39,777)
                                                            -----------             -----------

      Net cash provided (used) by operating activities          (87,280)                 10,184
                                                            -----------             -----------
Cash flows from investing activities
   Capital expenditures-net                                     (98,100)                (70,996)
                                                            -----------             -----------

      Net cash used by investing activities                     (98,100)                (70,996)
                                                            -----------             -----------

Cash flows from financing activities
   Proceeds from exercise of stock options                        8,767                   5,666
   Foreign currency translation adjustment                        1,092                     251
   Proceeds from long- and short-term borrowings                176,430                   8,139
   Payments on long- and short-term borrowings                   (3,038)                (10,646)
   S corporation distribution to stockholders                        --                    (542)
                                                            -----------             -----------
      Net cash provided by financing activities                 183,251                   2,868
                                                            -----------             -----------

      Net decrease in cash and cash equivalents                  (2,129)                (57,944)

Cash and equivalents at beginning of period                      32,406                 142,471
                                                            -----------             -----------

Cash and equivalents at end of period                       $    30,277             $    84,527
                                                            ===========             ===========

Reconciliation of net earnings to net cash
   provided (used) by operating activities
      Net earnings                                          $    59,892             $    45,355
      Adjustments to reconcile net earnings to net cash
      provided (used) by operating activities
         Depreciation and amortization                           30,377                  23,000
         Changes in assets and liabilities
           Decrease (increase) in accounts receivable           (23,942)                  6,423
           Increase in inventory                                (48,899)                (26,658)
           Increase in prepaid expenses and other assets        (14,268)                (12,608)
            Decrease in accounts payable
              and other liabilities                             (90,440)                (25,328)
                                                            -----------             -----------

   Total adjustments                                           (147,172)                (35,171)
                                                            -----------             -----------

Net cash provided (used) by operating activities            $   (87,280)            $    10,184
                                                            ===========             ===========


                      OFFICE DEPOT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The interim financial statements as of July 1, 1995 and for the 13 and 26 week periods ended July 1, 1995 and June 25, 1994 are unaudited; however, such interim statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1994.

2. Average common and common equivalent shares utilized in computing second quarter earnings per share include approximately 3,708,000 and 4,631,000 shares in 1995 and 1994, respectively, as a result of applying the treasury stock method to outstanding stock options.

3. The Consolidated Statements of Cash Flows for the 26 weeks ended July 1, 1995 and June 25, 1994 do not include noncash financing transactions of $1,994,000 and $3,186,000, respectively, relating to additional paid-in capital associated with tax benefits of stock options exercised and $1,640,000 and $1,252,000, respectively, relating to common stock and additional paid-in capital associated with stock issued to the Office Depot Retirement Savings Plan and related to the employee stock purchase program. In addition, the Consolidated Statements of Cash Flows for the 26 weeks ended July 1, 1995 and June 25, 1994 do not include noncash financing transactions of $8,145,000 and $7,787,000, respectively, associated with accreted interest on convertible, subordinated notes.

4. In June 1995, the Company amended its credit agreement with its principal bank and a syndicate of commercial banks to increase the working capital line to $300,000,000 and to modify other terms. The credit agreement provides that funds borrowed will bear interest, at the Company's option, at .3125% over the LIBOR rate, 1.75% over the Fed Funds rate, at a base rate linked to the prime rate or at a competitive bid rate. The Company also pays a fee of .1875% per annum on the total credit facility. The credit facility expires in June 2000. As of July 1, 1995 the Company had borrowed $191,430,000 under the credit facility. In addition to the credit facility, the bank has provided a lease facility to the Company under which the bank has agreed to purchase up to $25,000,000 of equipment from the Company and lease such equipment back to the Company. As of July 1, 1995, the Company had approximately $2,865,000 outstanding under this lease facility.

Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales increased 30% to $1,200,410,000 in the second quarter of 1995 from $924,676,000 in the second quarter of 1994; and to $2,551,622,000 for the first six months of 1995 from $1,966,072,000 for the first six months of 1994, an increase of 30%. Comparable store sales increased 18% for the second quarter and 19% for the first six months of 1995, respectively. The balance of the sales increase was attributable to the 80 new stores (net of one store closure) opened subsequent to the second quarter of 1994. The Company opened 17 stores and closed one store in the second quarter of 1995, bringing the total number of stores open at the end of the second quarter to 448 compared with 368 stores at the end of the second quarter of 1994. The Company also operated 24 contract stationer and delivery warehouses (customer service centers) at the end of both the second quarter of 1995 and 1994. Comparable store sales in the future may be affected by competition from other stores and contract stationers, the opening of additional Office Depot stores or the expansion of the Company's contract stationer business in its existing markets, and general market conditions.

Gross profit as a percentage of sales was 22.6% during both the second quarter and first six months of 1995, compared with 23.3% and 23.0% during the second quarter and first six months of 1994, respectively. The decrease was primarily a result of an increase in sales of lower margin business machines and computers and an increase in paper costs. These decreases were partially offset by purchasing efficiencies gained through vendor volume discount programs which increased as purchasing levels continued to increase, and by leveraging the Company's occupancy costs through higher average sales per store. Gross margins are slightly higher in the contract stationer portion of the business due to a lower percentage of business machine and computer sales. Gross margins may fluctuate in both the retail and contract stationer business as a result of competitive pricing in more market areas, continued change in sales product mix and increased occupancy costs in certain new markets.

Store and warehouse operating and selling expenses as a percentage of sales were 14.9% and 15.0% in the second quarter and first six months of 1995, respectively, compared with 15.4% in each of the comparable periods in 1994. Store and warehouse operating and selling expenses consist primarily of payroll and advertising expenses. Although the majority of these expenses vary proportionately with sales, there is a fixed cost component to these expenses such that, as sales increase within a given market area, store and warehouse operating and selling expenses should decrease as a percentage of sales. This benefit may not be fully realized, however, during periods when a large number of new stores and customer service centers are being opened, as new facilities typically generate lower sales than the average mature location, resulting in higher operating and selling expenses as a percentage of sales for such new facilities. This percentage is also affected when the Company enters large metropolitan market areas where the advertising costs for the full market must be absorbed by the small number of stores initially opened. As additional stores in these large markets are opened, advertising costs, which are substantially a fixed expense for a market area, typically decrease overall as a percentage of sales. The Company has also continued a strategy of opening additional stores in existing markets. Although increasing the number of stores increases operating income in absolute dollars, this may have the effect of increasing overall expenses as a percentage of sales, since the sales of certain existing stores in the market may initially be adversely affected. Warehouse expenses in the first six months of 1995 were adversely affected by the additional costs incurred in the integration of the contract stationer warehouses. The integration is expected to be substantially completed by early 1996.

Pre-opening expenses increased to $2,912,000 in the second quarter of 1995 from $1,973,000 in the comparable period in 1994, and to $6,164,000 in the six month period ended July 1, 1995 from $3,232,000 in the comparable 1994 period. Pre-opening expenses in 1995 include the costs associated with replacing six existing customer service centers with larger, more functional facilities. Additionally, the Company added 29 stores in the first six months of 1995, as compared with 17 stores in the comparable 1994 period. Pre-opening expenses currently are approximately $125,000 per store and $500,000 for a customer service center, and are predominately incurred during a six-week period prior to the opening of the store or a twelve-week period prior to the opening of a customer service center. Pre-opening expenses may vary based on geographical area and customer base being serviced. These expenses consist principally of amounts paid for salaries, occupancy costs and supplies. Since the Company's policy is to expense these items during the period in which they occur, the amount of pre-opening expenses in each quarter is generally proportional to the number of new stores or customer service centers opened or in the process of being opened during the period.

General and administrative expenses have decreased as a percentage of sales to 3.0% in the second quarter of 1994 from 3.4% in the comparable period in 1994, and to 2.9% in the first six months of 1995 from 3.1% in the comparable
1994 period.   General and administrative expenses have decreased as a
percentage of sales, primarily as a result of the Company's ability to increase sales without a proportionate increase in corporate expenditures. The Company's continued investment in its information systems should allow the Company to further reduce general and administrative expenses as a percentage of sales.

The Company incurred net interest expense of $6,812,000 and $11,631,000 in the second quarter and first six months of 1995, respectively, as compared with $3,774,000 and $7,234,000 in the comparable periods in 1994. This increase in interest expense is primarily due to funds borrowed under the Company's revolving credit agreement.

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

Sales made through the customer service centers are generally made under regular commercial credit terms, where the Company carries its own receivables. As the Company expands into servicing additional large companies in the delivery portion of its business, it is expected that the Company will carry a greater amount of receivables.

In the second quarter of 1995, the Company added 17 stores and closed one store, compared with 8 stores added in the comparable 1994 period. The Company also replaced two of its existing customer service centers with larger, more efficient facilities. As stores mature and become more profitable, and as the number of new stores opened in a year becomes a smaller percentage of the existing store base, cash generated from operations will provide a greater portion of funds required for new store fixed assets, inventories and other working capital requirements. Cash generated from operations will be affected by an increase in receivables carried without outside financing, and an increase in inventory at the stores and customer service centers as the Company continues to expand its sales in computers and business machines. Net cash provided
(used) by operating activities was $(87,280,000) and $10,184,000 in the first six months of 1995 and 1994, respectively. Capital expenditures are also affected by the number of stores and customer service centers opened, converted or acquired each year and the increase in computer and other equipment at the corporate office required to support such expansion. Cash utilized for capital expenditures was $98,100,000 and $70,996,000 in the first six months of 1995 and 1994, respectively.

During the 26 weeks ended July 1, 1995, the Company's cash balance decreased approximately $2,129,000 and long- and short-term debt increased by approximately $173,392,000. The decrease in cash (and increase in long-term debt, reflecting primarily borrowings under its working capital facility) was primarily attributable to payments for fixed assets and inventories for new stores as well as payments for inventory mix changes resulting from an increase in business machines and computer sales and a build up of paper inventory to protect against rising costs and product availability.

The Company plans to open a total of approximately 40 to 50 additional stores, replace four existing customer service centers, close three customer service centers, and add two new customer service centers during the remainder of 1995. Management estimates that the Company's cash requirements, exclusive of pre-opening expenses, will be approximately $1,700,000 and $5,300,000 for each additional store and customer service center, respectively.

The Company has recently amended its credit agreement with its principal bank and a syndicate of commercial banks to provide for a working capital line of $300,000,000.

The credit agreement provides that funds borrowed will bear interest, at the Company's option, at .3125% over the LIBOR rate, 1.75% over the Fed Funds rate, at a base rate linked to the prime rate or at a competitive bid rate.
The Company also pays a fee of .1875% per annum on the total credit facility. The credit facility expires in June 2000. As of July 1, 1995 the Company had borrowed $191,430,000 under the credit facility. In addition to the credit facility, the bank has provided a lease facility to the Company under which the bank has agreed to purchase up to $25,000,000 of equipment from the Company and lease such equipment back to the Company. As of July 1, 1995, the Company had approximately $2,865,000 outstanding under this lease facility.

The Company's management continually reviews its financing options.   It is
currently anticipated that the Company has the ability to finance its planned expansion through 1995 from cash on hand, funds generated from operations, equipment leased under the Company's lease facility, and funds borrowed under the Company's amended credit facility. The Company is considering and will continue to consider alternative financing opportunities including the issuance of equity, debt or convertible debt, if market conditions make such alternatives financially attractive methods of funding the Company's short-term or long-term expansion. The Company's financing requirements in the future will be affected by the number of new stores and customer service centers opened, converted or acquired and additional receivables carried by the Company.

                        PART II.     OTHER INFORMATION

Items 1-3        Not applicable.

Item 4           Submission of Matters to a Vote of Security Holders

                 At the Annual Meeting of Stockholders of Office Depot, Inc. held on May 18, 1995, the nominees for election as Directors of the Corporation were elected without opposition.

                 A vote of the common stock with respect to this election was:



                                                           Number of Shares
                       Nominee                                   For                        Withheld
                       -------                                   ---                        --------
                 Mark D. Begelman                            125,294,087                    1,508,195
                 Denis Defforey                              125,259,018                    1,543,264
                 David I. Fuente                             125,319,872                    1,482,410
                 W. Scott Hedrick                            125,384,280                    1,418,002
                 John B. Mumford                             125,288,962                    1,513,320
                 Michael J. Myers                            125,313,493                    1,488,789
                 Peter J. Solomon                            125,364,136                    1,438,146
                 Cynthia Cohen Turk                          125,322,153                    1,480,129
                 Alan L. Wurtzel                             125,379,460                    1,422,822

The number of shares of broker non-votes for the election of Directors was none.

The following proposals of the Board of Directors were submitted for adoption. The board proposals were adopted by the votes indicated (which constituted the affirmative vote of more than one-half of the shares voting).

RESOLVED, that based upon the recommendation of the Board of Directors of the Corporation, the Restated Certificate of Incorporation of the Corporation be amended and restated in its entirety to read as set forth in Appendix A of the Proxy.

                          For the proposal:                 119,527,062      Shares
                          Against the proposal:               6,289,909      Shares
                          Abstaining:                           985,311      Shares

The number of shares of broker non-votes in the above proposal was none.

RESOLVED, that based upon the recommendation of the Board of Directors of the Corporation, the adoption of the Office Depot, Inc. Omnibus Equity Plan is hereby approved and adopted.

                          For the proposal:                 103,828,629      Shares
                          Against the proposal:              21,763,591      Shares
                          Abstaining:                         1,210,062      Shares

The number of shares of broker non-votes in the above proposal was none.

RESOLVED, that based upon the recommendation of the Board of Directors of the Corporation, the adoption of the 1994-1998 Office Depot, Inc. Designated Executive Incentive Plan, including amounts payable thereunder with respect to the 1994 fiscal year, is hereby approved and adopted.

                          For the proposal:                 123,181,593      Shares
                          Against the proposal:               3,097,787      Shares
                          Abstaining:                           522,902      Shares

The number of shares of broker non-votes in the above proposal was none.

RESOLVED, that based upon the recommendation of the Board of Directors of the Corporation, the appointment of Deloitte & Touche LLP as independent public accountants to audit the Corporation's consolidated financial statements for the fiscal year ending December 30, 1995 is hereby approved and adopted.

                          For the proposal:                 126,316,557      Shares
                          Against the proposal:                 279,120      Shares
                          Abstaining:                           206,605      Shares

The number of shares of broker non-votes in the above proposal was none.

Item 5           Not applicable.

Item 6           Exhibits and Reports on Form 8-K

a. 10.6 Third Amendment to Revolving Credit and Line of Credit Agreement dated as of June 30, 1995 by and among the company and Sun Bank, National Association, individually and as Agent, NationsBank of Florida, N.A., PNC Bank, Kentucky, Inc., Bank of America National Trust and Savings Association and Royal Bank of Canada.

   27.1          Financial Data Schedule (for SEC use only)

b.               No reports on Form 8-K were filed during the quarter ended
                 July 1, 1995.

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





                                     OFFICE DEPOT, INC.
                                     ------------------
                                        (Registrant)


Date:  July 31, 1995            By: /s/ Barry J. Goldstein
                                    ------------------------------------------
                                Barry J. Goldstein
                                Executive Vice President-Finance
                                and Chief Financial Officer

                               INDEX TO EXHIBITS

                                                                            Page

10.6     Third Amendment to Revolving Credit and Line of Credit              15
         Agreement dated as of June 30, 1995 by and among the company and Sun Bank, National Association, individually and as Agent, NationsBank of Florida, N.A., PNC Bank,
         Kentucky, Inc., Bank of America National Trust and Savings
         Association and Royal Bank of Canada.


27.1     Financial Data Schedule (for SEC use only)