Form 10-Q
period 1995-09-30
OFFICE DEPOT INC
filed 1995-10-31
CIK 800240

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1995
                               ------------------------------------------------

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                               ----------------------  ----------------------

Commission file number                    1-10948
                      ---------------------------------------------------------

                             OFFICE DEPOT, INC.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


            Delaware                                          59-2663954
--------------------------------------------------------------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

2200 Old Germantown Road, Delray Beach, Florida                  33445
--------------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)

                                (407) 278-4800
--------------------------------------------------------------------------------
             (Registrant's telephone number including area code)

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

The registrant had 155,256,051 shares of common stock outstanding as of October 27, 1995.

                              OFFICE DEPOT, INC.

                                    INDEX

                                                                                             Page
Part I.  FINANCIAL INFORMATION

         Item 1       Financial Statements

                      Consolidated Statements of Earnings for the
                      13 and 39 Weeks Ended September 30, 1995
                      and September 24, 1994                                                    3

                      Consolidated Balance Sheets as of
                      September 30, 1995 and December 31, 1994                                  4

                      Consolidated Statements of Cash Flows for the
                      39 Weeks Ended September 30, 1995
                      and September 24, 1994                                                    5

                      Notes to Consolidated Financial Statements                                6

         Item 2       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                        7 - 10

Part II.   OTHER INFORMATION                                                                   10

SIGNATURE                                                                                      11

INDEX TO EXHIBITS                                                                              12


                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                             13 Weeks       13 Weeks       39 Weeks          39 Weeks
                                               Ended          Ended         Ended              Ended
                                           September 30,  September 24, September 30,      September 24,
                                               1995           1994           1995              1994
                                             --------       --------       --------           ------
Sales                                       $1,337,108     $1,044,815     $3,888,730        $3,010,887
Cost of goods sold and occupancy costs       1,029,618        801,277      3,004,607         2,314,812
                                            ----------     ----------     ----------        ----------

Gross profit                                   307,490        243,538        884,123           696,075

Store and warehouse operating
   and selling expenses                        197,838        156,115        580,243           458,775
Pre-opening expenses                             4,244          3,582         10,408             6,814
General and administrative expenses             37,357         32,156        110,621            92,955
Amortization of goodwill                         1,290          1,266          3,882             3,803
                                            ----------     ----------     ----------        ----------
                                               240,729        193,119        705,154           562,347
                                            ----------     ----------     ----------        ----------

     Operating Profit                           66,761         50,419        178,969           133,728

Interest expense (income), net                   5,151          3,224         16,782            10,458
                                            ----------     ----------     ----------        ----------

     Earnings before income taxes               61,610         47,195        162,187           123,270

Income taxes                                    24,768         19,784         65,453            50,504
                                            ----------     ----------     ----------        ----------

Net earnings                                $   36,842     $   27,411     $   96,734        $   72,766
                                            ==========     ==========     ==========        ==========

Earnings per common and
   common equivalent share:
       Primary                              $     0.24     $     0.18     $     0.63        $     0.48
       Fully diluted                        $     0.23     $     0.18     $     0.61        $     0.47

Average common and common
   equivalent shares:
       Primary                                 156,640        152,443        154,576           152,400
       Fully diluted                           173,248        169,244        171,309           169,093


                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                         September 30,          December 31,
                                                             1995                  1994
                                                      -----------------       ---------------
                                                          (Unaudited)
                              ASSETS

Current Assets
  Cash and cash equivalents                                $   63,131            $   32,406
  Receivables, net of allowances                              326,871               266,629
  Merchandise inventories                                     973,390               936,048
  Deferred income taxes                                        28,553                32,093
  Prepaid expenses                                             12,329                 7,046
                                                           ----------            ----------

       Total current assets                                 1,404,274             1,274,222

Property and Equipment                                        677,561               524,350
  Less accumulated depreciation and amortization              168,096               127,121
                                                           ----------            ----------

                                                              509,465               397,229

Goodwill, net of amortization                                 196,652               200,449
Other Assets                                                   40,765                32,083
                                                           ----------            ----------

                                                           $2,151,156            $1,903,983
                                                           ==========            ==========


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                         $  606,250            $  609,914
  Accrued expenses                                            160,657               154,894
  Income taxes                                                 20,768                18,051
  Current maturities of long-term debt                            515                 4,030
                                                           ----------            ----------

       Total current liabilities                              788,190               786,889

Long-Term Debt, less current maturities                        12,664                27,460
Deferred Taxes and Other Credits                               14,230                 8,023
Zero Coupon, Convertible, Subordinated Notes                  378,234               366,340

Common Stockholders' Equity
  Common stock - authorized 400,000,000 shares of
     $.01 par value; issued 157,370,924 in 1995 and
     151,536,781 in 1994                                        1,574                 1,515
  Additional paid-in capital                                  596,583               453,117
  Foreign currency translation adjustment                        (987)               (3,295)
  Retained earnings                                           362,418               265,684
  Less: 2,163,447 shares of treasury stock                     (1,750)               (1,750)
                                                           ----------            ----------
                                                              957,838               715,271
                                                           ----------            ----------

                                                           $2,151,156            $1,903,983
                                                           ==========            ==========


                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                  (Unaudited)

                                                        39 Weeks Ended         39 Weeks Ended
                                                         September 30,          September 24,
                                                             1995                   1994
                                                        --------------         ---------------
Cash flows from operating activities
  Cash received from customers                            $ 3,831,442           $ 2,951,341
  Cash paid for inventory                                  (2,932,694)           (2,273,214)
  Cash paid for store and warehouse operating,
     selling and general and administrative expenses         (775,339)             (601,078)
  Interest received                                               696                 3,588
  Interest paid                                                (5,189)               (2,067)
  Taxes paid                                                  (55,207)              (46,596)
                                                          -----------           -----------

  Net cash provided by operating activities                    63,709                31,974
                                                          -----------           -----------
Cash flows from investing activities
  Capital expenditures-net                                   (154,373)             (114,754)
                                                          -----------           -----------

  Net cash used by investing activities                      (154,373)             (114,754)
                                                          -----------           -----------

Cash flows from financing activities
  Proceeds from exercise of stock options                      15,369                11,161
  Proceeds from stock offering                                122,023                     -
  Foreign currency translation adjustment                       2,308                (1,865)
  Proceeds from long- and short-term borrowings               176,430                29,067
  Payments on long- and short-term borrowings                (194,741)              (30,357)
  Distributions to shareholders                                     -                (4,956)
                                                          -----------           -----------

  Net cash provided by financing activities                   121,389                 3,050
                                                          -----------           -----------

  Net increase (decrease) in cash and cash
    equivalents                                                30,725               (79,730)

Cash and equivalents at beginning of period                    32,406               142,471
                                                          -----------           -----------

Cash and equivalents at end of period                     $    63,131           $    62,741
                                                          ===========           ===========

Reconciliation of net earnings to net cash
  provided (used) by operating activities
     Net earnings                                         $    96,734           $    72,766
     Adjustments to reconcile net earnings to net cash
     provided (used) by operating activities
        Depreciation and amortization                          47,252                35,660
        Contributions of common stock to employee
          benefit plans                                         2,349                 1,895
        Changes in assets and liabilities
          Increase in receivables                             (60,242)              (68,424)
          Increase in inventories                             (37,342)              (74,752)
          Increase in prepaid expenses and other assets       (11,743)              (15,371)
          Increase in accounts payable
             and other liabilities                             26,701                80,200
                                                          -----------           -----------

         Total adjustments                                    (33,025)              (40,792)
                                                          -----------           -----------

Net cash provided by operating activities                 $    63,709           $    31,974
                                                          ===========           ===========


                      OFFICE DEPOT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The interim financial statements as of September 30, 1995 and for the 13 and 39 week periods ended September 30, 1995 and September 24, 1994 are unaudited; however, such interim statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1994.

2. Average common and common equivalent shares utilized in computing third quarter primary earnings per share include approximately 4,232,000 and 4,092,000 shares in 1995 and 1994, respectively, as a result of applying the treasury stock method to outstanding stock options. Earnings per common share, assuming full dilution, were determined on the assumption that the convertible notes were converted as of the beginning of the period. The number of shares utilized in the calculation of fully diluted earnings per share for conversion of the convertible notes in the third quarter were approximately 16,573,000 and 16,580,000 shares in 1995 and 1994, respectively. For purposes of this calculation, net earnings were adjusted for the interest on the convertible notes net of the tax effect.

3. In August 1995, the Company issued 4,325,000 shares of common stock in a public offering, raising net proceeds of approximately $122 million.

4. The Consolidated Statements of Cash Flows for the 39 weeks ended September 30, 1995 and September 24, 1994 do not include noncash financing transactions of approximately $12,127,000 and $11,743,000, respectively, associated with accreted interest on convertible, subordinated notes and approximately $233,000 and $0, respectively, relating to common stock issued upon conversion of convertible notes.

Item 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales increased 28% to $1,337,108,000 in the third quarter of 1995 from $1,044,815,000 in the third quarter of 1994; and to $3,888,730,000 for the first nine months of 1995 from $3,010,887,000 for the first nine months of 1994, an increase of 29%. Comparable sales for stores and delivery facilities increased 17% for the third quarter and 18% for the first nine months of 1995, respectively. The balance of the sales increase was attributable to the 78 new stores (net of one store closure) opened subsequent to the third quarter of 1994. The Company opened 13 stores in the third quarter of 1995, bringing the total number of stores open at the end of the third quarter to 461 compared with 384 stores at the end of the third quarter of 1994. The Company also operated 24 contract stationer and delivery warehouses (customer service centers) at the end of both the third quarter of 1995 and 1994. Several of these are new, larger facilities which replaced existing facilities of several contract stationers acquired in 1993 and 1994. Comparable sales in the future may be affected by competition from other stores and contract stationers, the opening of additional Office Depot stores or the expansion of the Company's contract stationer business in its existing markets, and general market conditions.

Gross profit as a percentage of sales was 23.0% during the third quarter of 1995, as compared with 23.3% during the comparable quarter in 1994, and 22.7% for the first nine months of 1995, as compared with 23.1% for the first nine months of 1994. The decrease was primarily a result of an increase in sales of lower margin business machines and computers and an increase associated with higher occupancy costs on new and converted customer service centers. These decreases were partially offset by purchasing efficiencies gained through vendor volume discount programs which increased as purchasing levels continued to increase, and by leveraging the Company's store occupancy costs through higher average sales per store. Gross margins are slightly higher in the contract stationer portion of the business due to a lower percentage of business machine and computer sales. Gross margins may fluctuate in both the retail and contract stationer business as a result of competitive pricing in more market areas, continued change in sales product mix and increased occupancy costs in certain new markets and for new warehouses.

Store and warehouse operating and selling expenses as a percentage of sales were 14.8% and 14.9% in the third quarter and first nine months of 1995, respectively, compared with 14.9% and 15.2% in the comparable periods in 1994, respectively. Store and warehouse operating and selling expenses consist primarily of payroll and advertising expenses. Although the majority of these expenses vary proportionately with sales, there is a fixed cost component to these expenses such that, as sales increase within a given market area, store and warehouse operating and selling expenses should decrease as a percentage of sales. This benefit may not be fully realized, however, during periods when a large number of new stores and customer service centers are being opened, as new facilities typically generate lower sales than the average mature location, resulting in higher operating and selling expenses as a percentage of sales for such new facilities. This percentage is also affected when the Company enters large metropolitan market areas where the advertising costs for the full market must be absorbed by the small number of stores initially opened. As additional stores in these large markets are opened, advertising costs, which are essentially a fixed expense for a market area, typically decrease overall as a percentage of sales. The Company has also continued a strategy of opening additional stores in existing markets.
Although increasing the number of stores increases operating income in absolute dollars, this may have the effect of increasing overall expenses as a percentage of sales, since the sales of certain existing stores in the market may initially be adversely affected. Warehouse expenses in the first nine months of 1995 were adversely affected by the additional costs incurred in the systems conversion and integration of the contract stationer warehouses. The integration is expected to be substantially completed by early 1996.

Pre-opening expenses increased to $4,244,000 in the third quarter of 1995 from $3,582,000 in the comparable period in 1994, and to $10,408,000 in the nine month period ended September 30, 1995 from $6,814,000 in the comparable 1994 period. Pre-opening expenses in 1995 include the costs associated with replacing seven existing customer service centers with larger, more functional facilities. Additionally, the Company added 42 stores in the first nine months of 1995, as compared with 33 stores in the comparable 1994 period. Pre-opening expenses currently are approximately $140,000 per store and $500,000 for a customer service center, and are predominately incurred during a six-week period prior to the opening of the store or a twelve-week period prior to the opening of a customer service center. Pre-opening expenses may vary based on geographical area and customer base being serviced. These expenses consist principally of amounts paid for salaries, occupancy costs and supplies. Since the Company's policy is to expense these items during the period in which they occur, the amount of pre-opening expenses in each quarter is generally proportional to the number of new stores or customer service centers opened or in the process of being opened during the period.

General and administrative expenses have decreased as a percentage of sales to 2.8% in the third quarter of 1995 from 3.1% in the comparable period in 1994, and to 2.8% in the first nine months of 1995 from 3.1% in the comparable 1994
period.   General and administrative expenses have decreased as a percentage of sales, primarily as a result of the Company's ability to increase sales without a proportionate increase in corporate expenditures. The Company's continued investment in its information systems should allow the Company to further reduce general and administrative expenses as a percentage of sales.

The Company incurred net interest expense of $5,151,000 and $16,782,000 in the third quarter and first nine months of 1995, respectively, as compared with $3,224,000 and $10,458,000 in the comparable periods in 1994. This increase in interest expense is primarily due to funds borrowed under the Company's revolving credit agreement.

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

In the third quarter of 1995, the Company added 13 stores, compared with 16 stores added in the comparable 1994 period. The Company also replaced one of its existing customer service centers with a larger, more efficient facility. As stores mature and become more profitable, and as the number of new stores opened in a year becomes a smaller percentage of the existing store base, cash generated from operations will provide a greater portion of funds required for new store fixed assets, inventories and other working capital requirements. Cash generated from operations will be affected by an increase in receivables carried without outside financing, and an increase in inventory at the stores and customer service centers as the Company continues to expand its sales in computers and business machines. Net cash provided by operating activities was $63,709,000 and $31,974,000 in the first nine months of 1995 and 1994, respectively. Capital expenditures are also affected by the number of stores and customer service centers opened, converted or acquired each year and the increase in computer and other equipment at the corporate office required to support such expansion. Cash utilized for capital expenditures was $154,373,000 and $114,754,000 in the first nine months of 1995 and 1994, respectively.

During the 39 weeks ended September 30, 1995, the Company's cash balance increased approximately $30,725,000 and long- and short-term debt decreased by approximately $18,311,000. The increase in cash was primarily attributable to proceeds of approximately $122 million received from a public offering of common stock. Proceeds were used to pay down amounts outstanding under the Company's revolving credit facility as well as other working capital needs.

The Company plans to open a total of approximately 35-40 additional stores, replace three existing customer service centers, close three customer service centers, and add two new customer service centers during the remainder of 1995. Management estimates that the Company's cash requirements, exclusive of pre-opening expenses, will be approximately $1,700,000 and $5,300,000 for each additional store and customer service center, respectively.

The Company has a credit agreement with its principal bank and a syndicate of commercial banks to provide for a working capital line of $300,000,000. The credit agreement provides that funds borrowed will bear interest, at the Company's option, at .3125% over the LIBOR rate, 1.75% over the Fed Funds rate, at a base rate linked to the prime rate or at a competitive bid rate. The Company also pays a fee of
 .1875% per annum on the total credit facility. The credit facility expires in June 2000. As of September 30, 1995 the Company had no borrowings under the credit facility. In addition to the credit facility, the bank has provided a lease facility to the Company under which the bank has agreed to purchase up to $25,000,000 of equipment from the Company and lease such equipment to the Company. As of September 30, 1995, the Company had approximately $5,600,000 outstanding under this lease facility.

The Company's management continually reviews its financing options.   It is
currently anticipated that the Company has the ability to finance its planned expansion through 1995 from cash on hand, funds generated from operations, equipment leased under the Company's lease facility, and funds borrowed under the Company's credit facility. The Company is considering and will continue to consider alternative financing opportunities including the issuance of equity, debt or convertible debt, if market conditions make such alternatives financially attractive methods of funding the Company's short-term or long-term expansion. The Company's financing requirements in the future will be affected by the number of new stores and customer service centers opened, converted or acquired and additional receivables carried by the Company.


                          PART II.  OTHER INFORMATION

Items 1-5        Not applicable.

Item 6           Exhibits and Reports on Form 8-K

a. 27.1          Financial Data Schedule (for SEC use only)

b.               No reports on Form 8-K were filed during the quarter ended
                 September 30, 1995.

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





                                        OFFICE DEPOT, INC.
                                        ------------------
                                          (Registrant)



Date:    October 31, 1995            By:/s/ Barry J. Goldstein
                                        -----------------------------
                                     Barry J. Goldstein
                                     Executive Vice President-Finance
                                     and Chief Financial Officer

                              INDEX TO EXHIBITS

27.1     Financial Data Schedule (for SEC use only)