Form 10-K
period 1995-12-30
OFFICE DEPOT INC
filed 1996-03-29
CIK 800240

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

[X]             Annual Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 (Fee required)

                 For the fiscal year ended December 30, 1995

[ ]       Transition Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934 (No fee required)
                  for the transition period from          to

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

         Securities registered pursuant to Section 12(b) of the Act:

                                                                               Name of each exchange on
                      Title of each class                                          which registered
                      -------------------                                      ------------------------
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

Yes  x    No
    ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 25, 1996 was approximately $2,993,014,582.

     As of March 25, 1996, the Registrant had 156,575,931 shares of Common Stock outstanding.

                     Documents Incorporated by Reference

     Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 30, 1995, are incorporated by reference in Part II and the Proxy Statement to be mailed to stockholders on or about April 23, 1996 for the Annual Meeting to be held on May 23, 1996, are incorporated by reference in Part III.

================================================================================

                                    PART I


ITEM 1.    BUSINESS.

GENERAL

     Office Depot, Inc. (the "Company") operates the largest chain of high-volume retail office supply stores in North America, provides delivery service to small- and medium-size businesses and is a full-service contract stationer serving medium- and large-size businesses throughout the United States. The Company sells high-quality, brand-name office products at significant discounts at its office supply stores and through its delivery business.

     The Company began its operations in 1986 with its first retail store. Currently, it operates 476 office supply stores in 37 states and the District of Columbia and 29 stores in five Canadian provinces. Through its 23 customer service centers and certain retail stores, the Company delivers office products to businesses of all sizes and provides value-added services to medium- and large-size businesses.

     The Company's office supply stores carry a wide selection of merchandise, including general office supplies, business machines and computers, office furniture and other business-related products for sale primarily to small- and
medium-size businesses.  The stores utilize  a "warehouse" format.   The
Company also operates three Images(TM) stores and one Furniture At Work(TM) store. The Company's business strategy for its office supply stores is to enhance the sales and profitability of its existing stores and to add new stores in locations where the Company can establish a significant market presence. During 1995, the Company opened 82 new office supply stores and closed 1 store. The Company intends to open approximately 80 stores during 1996.

     The Company's delivery business provides delivery services of office products to small- and medium-size businesses and full service contract stationer service for medium- and large-size businesses (generally, organizations with over 75 white-collar employees), schools and other educational institutions and governmental agencies. The Company's delivery
sales exceeded $1.65 billion in 1995.   The Company provides its delivery
customers access to a broad selection of office supplies and office furniture, including the approximately 6,000 items available at the Company's office supply stores and approximately 5,000 additional items which are only stocked at the Company's customer service centers. In addition, the Company provides its contract stationer customers with specialized resources and services designed to aid them in achieving improved efficiencies and significant reduction in their overall office supply and office furniture costs. These efficiencies include electronic ordering, stockless office procurement and business forms management services (which reduce customer need for office supplies storage facilities), desktop delivery programs (which reduce customer personnel requirements) and comprehensive product utilization reports. The Company's nationwide full service contract stationer business was built primarily through the acquisition of eight contract stationers in 1993 and
1994.   The Company's strategy for its delivery business is to build an integrated national operation to provide delivery service to small- and medium-size businesses and to increase the Company's penetration into new and existing markets for its full service contract stationer business. The Company also seeks to enhance its operating margins through the conversion of businesses acquired by the Company into a national network of facilities
providing a consistent high-level of customer service.   The Company is in the
process of combining the operations of its 23 contract stationer warehouses and delivery centers, as well as the delivery functions at the retail stores. During 1995, the Company replaced eight of its customer service centers with larger, more efficient facilities, closed three customer service centers, and added two new customer service centers. During 1996, the Company plans to replace three of its customer service centers.

     Through expansion of both its office supply stores and delivery business, the Company seeks to increase efficiencies in operations, purchasing, marketing
and management.   The Company's merchandising strategy is to offer customers a wide selection of brand-name office products at everyday low prices. The Company is able to maintain its competitive price policy primarily as a result of the significant cost efficiencies achieved through its operating format and purchasing power. The Company buys substantially all of its inventory directly from manufacturers in large quantities. It does not utilize a central warehouse and maintains most of its inventory on the sales floors of its stores, its crossdocks and at its customer service centers. The Company operates in a highly competitive environment and no assurance can be given that increased competition will not have an adverse effect on the Company.

     Following is a brief description of the eight contract stationer acquisitions noted above:

     - In May 1993, the Company acquired the office supply business of Wilson Stationery & Printing Company ("Wilson"), a full service contract stationer with operations in Texas and North Carolina.

     - In September 1993, the Company acquired Eastman Office Products Corporation ("Eastman"), a full service contract stationer and office furniture dealer headquartered in California that operates primarily in the western United States.

     - In February 1994, the Company acquired L.E. Muran Co., Inc., based in Boston, and Yorkship Press, Inc. servicing customers in Philadelphia and southern New Jersey.

     - In May 1994, the Company acquired Midwest Carbon Company, based in Minneapolis, and Silvers, Inc. based in Detroit.

     - In August 1994, the Company acquired J.A. Kindel Company, based in Cincinnati, and Allstate Office Products, Inc., based in Tampa.

     Each of the 1994 acquisitions was accounted for on a "pooling of interests" basis. Accordingly, the financial data, statistical data, financial statements and discussions of financial and other information included in or incorporated by reference herein for periods prior to the acquisitions have been restated to reflect the financial position, results of operations, and other information relating to these companies for all periods presented. No affiliations existed between the Company and any of the acquired companies prior to the acquisitions. The 1993 acquisitions were accounted for as purchases. Therefore, all information and data included or incorporated by reference herein include the results of those businesses from the respective dates of acquisition.

     Since 1994, the Company has entered into licensing arrangements for the operation of office supply stores under the Office Depot(R) name in Colombia, Israel and Poland and a joint venture agreement to operate stores in Mexico.
In June 1995, the Company entered into a joint venture agreement with Carrefour S.A. ("Carrefour") to own and operate office supply stores in France using a format similar to that utilized by the Company in its U.S. stores. Carrefour, through Fourcar B.V., an indirect, wholly-owned subsidiary, owns approximately 6% of the Company's issued and outstanding shares of common stock. The joint venture is owned 50% by Carrefour and 50% by the Company. The joint venture currently plans to open its first store in France in mid-1996. The Company also has entered into a licensing agreement with Central Department Store Co., Ltd., one of the largest retail conglomerates in Southeast Asia, to open stores in Thailand beginning in late-1996.


OFFICE PRODUCTS INDUSTRY

     The office products industry is comprised of three broad categories of merchandise: office supplies, office machines and microcomputers, and office furniture. These products are distributed through different and sometimes overlapping channels of distribution, including manufacturers, distributors, dealers, retailers and catalog companies.

     Sales of office products in the United States have historically been made primarily through office product dealers and contract stationers, which generally operate one or more retail stores and utilize a central warehouse facility. Smaller businesses have traditionally purchased office products from retail office products dealers, and there have been few regional or national chains. This portion of the industry is still typified by small stores operated by dealers that do not stock a full range of office products.
Dealers purchase a significant portion of their merchandise from national or regional office supply distributors who, in turn, purchase merchandise from manufacturers. Dealers often employ a commissioned sales force that utilizes the distributor's catalog, showing products at retail list prices, for selection and price negotiation with the customer. The Company believes that small- and medium-size businesses typically have been able to obtain discounts on manufacturers' suggested retail list prices of only 20% or less. In addition, those businesses whose volume usage does not justify a dealer's one-to-one selling effort generally have been treated as retail customers and charged prices close to full retail list prices.

     Over the past decade, high-volume office supply superstores have emerged throughout the United States. These stores offer selection, service and low prices and target the smaller businesses that traditionally purchased from dealers. The superstores' price advantages result primarily from direct, high-volume purchasing from manufacturers and warehouse retailing, thereby avoiding the distributor's mark-up and eliminating the need for a commissioned sales force and a central distribution facility. High-volume office products retailers typically offer substantial price savings to individuals and small- and medium-size businesses, which traditionally have had limited opportunities to buy at significant discounts from retail list prices.

     Larger customers have been, and continue to be, served primarily by full service contract stationers which offer contract bids to larger businesses at discounts equivalent to or greater than those offered by the Company. These stationers traditionally serve larger businesses through commissioned sales forces, purchase in large quantities primarily from manufacturers and offer competitive pricing and customized services to their customers. The Company entered the full-service contract stationer portion of the office supply industry by acquiring eight contract stationers during 1993 and 1994 and opening new facilities in 1995.

MERCHANDISING AND PRODUCT STRATEGY

     The Company's merchandising strategy is to offer a broad selection of brand-name office products at everyday low prices. The Company offers a comprehensive selection of paper and paper products, filing supplies, computer hardware and software, calculators, copiers, typewriters, telephones, facsimile and other business machines, office furniture, art and engineering supplies and virtually every other type of office supply. Each of the Company's office supply stores stocks approximately 6,000 stock-keeping units (including variations in color and size) and each customer service center stocks approximately 11,000 stock-keeping units, including the 6,000 stock-keeping units stocked at the stores.

     The table below shows sales of each major product group as a percentage of total merchandise sales for the 1995, 1994, and 1993 fiscal years:


Caption

                                                    1995        1994        1993
                                                   Fiscal      Fiscal      Fiscal
                                                    Year        Year        Year
                                                   ------      ------      ------
General office supplies(1).....................     47.2%       48.1%       50.9%
Business machines and related supplies,
  computers and computer accessories(2)........     41.3%       39.0        36.2
Office furniture(3)............................     11.5%       12.9        12.9
                                                   ======      ======      ======
                                                   100.0%      100.0%      100.0%

----------------------

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

     The Company buys substantially all of its merchandise directly from manufacturers and other primary source suppliers. Products are generally delivered from manufacturers directly to the stores or customer service centers. The Company operates nine cross-dock operations that receive bulk deliveries from certain vendors and sort and deliver merchandise to the Company's stores and customer service centers. The cross-dock operations enable the Company to maintain better in-stock positions. No single customer accounts for more than one percent of the Company's sales. The Company has no material long-term contracts or commitments with any vendor or customer. The Company has not experienced any difficulty in obtaining desired quantities of merchandise for sale and does not foresee any significant difficulties in the future.

     Initial purchasing decisions are generally made at the corporate headquarters level by buyers who are responsible for selecting and pricing merchandise. Inventory levels are monitored, and reorders for products are prepared by central replenishment buyers or "rebuyers" with the assistance of a computerized automatic replenishment system. This system allows buyers to devote more time to selecting products, developing new product lines, analyzing competitive developments and negotiating with vendors in order to obtain more favorable prices and product availability. Purchase orders to approximately 400 vendors are currently transmitted by electronic data interchange (EDI), which expedites orders and promotes accuracy and efficiency. The Company receives Advance Ship Notices (ASN) and invoicing via EDI from selected vendors and continues to expand this program to other vendors.


MARKETING AND SALES

     Marketing. The Company's marketing programs are designed to attract new customers and to provide information to existing customers. The Company places advertisements with the major local newspapers in each of its markets. These newspaper advertisements are supplemented with local radio and television advertising and direct marketing efforts. During 1992, the Company launched a major national television advertising campaign utilizing the "Taking Care of Business" theme. The current series of television commercials is running on three national television networks and on twelve national cable stations. All print advertisements, as well as catalog layouts, are created by the Company's in-house graphics department. The Company periodically issues catalogs featuring merchandise offered in its stores. The catalogs compare the manufacturer's suggested retail list price and the Company's price to illustrate the savings offered. The catalogs are distributed through direct mail programs and are available in each store. Upon entering a new market, the Company purchases a list of businesses for an initial mailing of catalogs.
This list is continually refined and updated by incorporating the names of private label credit card holders and guarantee card holders and forms the basis of a highly targeted proprietary mailing list for updated catalogs and other promotional mailings.

     The Company has a low price guarantee policy. Under this policy, the Company will match any competitor's lower price and give the customer 55% (up to $55) of the difference toward the customer's purchase. This program assures customers of always receiving the lowest price from the Company even during periodic sales promotions by competitors. Monthly competitive pricing analyses are performed to monitor each market, and prices are adjusted as necessary to adhere to this pricing philosophy and ensure competitive positioning.

     Sales. In addition to the sales associates at each of its stores, the Company has a direct sales force serving its contract stationer customers. The sales force operates out of the Company's 23 customer service centers and additional satellite sales offices. All members of the Company's sales force are employees of the Company.


SERVICES

     Each Office Depot store contains a multipurpose business center for printing, copying and a wide assortment of other services. These business centers offer shoppers a range of printing and reproduction capabilities, including business cards, letterhead stationery and envelopes, personalized checks and business forms, full- or self-service copies, color copies, custom stamps and labels, signs and banners. Each of the Company's office supply stores also has business machine specialists, specially-trained associates who are available to answer customer questions on a wide variety of technically sophisticated products.

     The Company currently operates 23 regional customer service centers in 17
states.   Delivery orders received from customers in these areas, whether through the Company's telephone centers, contract customer orders or at its stores, are substantially handled through these facilities. The Company believes that these facilities enable it to provide improved delivery services on a more cost effective basis.

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

     The Company provides the office supplies purchasing departments of its medium-to large-size business customers with a wide range of services designed to improve efficiencies and reduce costs, including electronic ordering, stockless office procurement and business forms management services, desktop delivery programs and comprehensive product utilization reports. For contract customers, the Company will typically sell on credit through an open account, although all credit options provided at the retail stores are also available to all delivery customers.

     The Company offers revolving credit terms to its customers through the use of private label credit cards. Every customer can apply for one of these credit cards, which are issued without charge. Sales transactions using the private label credit cards are transmitted by computer to financial services companies, which credit the Company's bank account with the net proceeds within two days.


EXPANSION PROGRAM

     Office Supply Stores. The Company's business strategy for its office supply stores is to enhance the sales and profitability of its existing stores, and to add new stores in locations where the Company can achieve a significant market presence. The Company opened 82 new stores and closed one store in 1995, and plans to open approximately 80 stores during 1996.




                                               Stores
                           -----------------------------------------------
                             Open                                  Open
                           Beginning                                End
Year                       of Period  Opened/Acquired  Closed    of Period
----                       ---------  ---------------  ------    ---------
1991. . . . . . . . .        173            57           2            228

1992. . . . . . . . .        228            58(1)        2            284

1993. . . . . . . . .        284            68           1            351

1994. . . . . . . . .        351            71           2            420

1995. . . . . . . . .        420            82           1            501(2)


---------------------

(1)  Includes the acquisition of five stores in Canada.
(2) Does not include two Images(TM) stores and one Furniture At Work(TM) store.

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

     Delivery Services. The Company's strategy for delivery services is to build an integrated national operation which will provide delivery services to small- and medium-size businesses and enable it to increase the penetration in new and existing markets by the Company's full service contract stationer business. The Company is in the process of combining the operations of its contract stationer warehouses and delivery centers, as well as the delivery functions at the retail stores. During 1995, the Company replaced eight of its existing customer service centers with larger, more efficient facilities, closed three customer service centers, and added two additional customer service centers. During 1996, the Company plans to replace three customer service centers.

     New Opportunities. In addition to the Company's core business focus and expansion opportunities, the Company is also developing and testing new growth concepts including the following:

     - International - Retail office supply stores operated under the Office Depot(R) name abroad, either through joint ventures or licensing arrangements. Since 1994, a total of 12 such stores and delivery centers have been opened in Colombia, Israel, Mexico and Poland and the Company expects additional stores to be opened in these countries as well as in France and Thailand during 1996.

     - Images(TM) - Retail facilities which provide a range of business services including graphic design, printing, copying, shipping and fulfillment services. Three Images(TM) units are currently open in South Florida with additional openings planned during 1996.

     - Office Depot(R) "Megastores" - 45,000-50,000 square foot Office Depot(R) retail stores with expanded assortments of furniture, computer software and accessories and general office supplies. The first megastore opened in August in Las Vegas. Three additional megastores opened during December 1995, when the Company entered the New York metropolitan market.

     - Furniture At Work(TM) - Approximately 20,000 square foot office furniture stores, which offer a broad line of office furniture, office accessories and design services. The Company opened its first store in Texas in the fourth quarter of 1995 and will open an additional store in California at the beginning of the second quarter of 1996.

     - Uptime Services(SM) - Providers, primarily through outside service companies, of a variety of technology support services which complement the Company's computer and business machine offerings, including on-site installation (at home or office), computer rentals and training, software support and product protection. The Company began offering these services to both United States and Canadian customers in July 1995.


STORE DESIGN AND OPERATIONS

     Office Supply Stores. The Company's office supply stores average approximately 25,000-30,000 square feet of space (other than its Megastores, which average 45,000-50,000 square feet) and conform to a model designed to achieve cost efficiency by minimizing rent and eliminating the need for a central warehouse. Each store displays virtually all of its inventory on the sales floor according to a plan-o-gram that designates the location of each item in the store. The plan-o-gram is intended to ensure that merchandise is effectively displayed and to promote economy and efficiency in the use of merchandising space. On the sales floor, merchandise is displayed on various types of fixtures including low-profile fixtures, on pallets or in bins on ten to twelve foot high industrial steel shelving that permits the bulk stacking of inventory and quick and efficient restocking. The shelving is positioned to form aisles large enough to comfortably accommodate customer traffic and merchandise movement. Additional efficiencies are gained by selling merchandise in multiple quantity packaging, which significantly reduces duplicate handling and stocking costs.

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

     Delivery Services. The Company's customer service centers range from 38,000 to 325,000 square feet, with its more recently opened customer service centers averaging 150,000 square feet. Inventory is received and stocked in each center using an automated inventory tracking system. The Company is in the process of converting its customer service centers to an integrated system. Customer orders, placed via phone, fax or electronically, are filled by the appropriate customer service center for next day delivery. The appropriate customer service center is determined by the Company's automated routing systems and the order is filled by using both in-stock and wholesaler inventory.


MANAGEMENT INFORMATION SYSTEMS

     The Company employs IBM ES9000 mainframes and IBM System AS/400 computers and client/server technologies to aid in controlling its merchandising and operations. The systems include advanced software packages that have been customized for the Company's specific business operations. By integrating these environments, the Company improved its ability to manage stock status, order processing, inventory replenishment and advertising maintenance. The Company is continuing its implementation of a multi-year strategy to upgrade and convert its systems to operate in an "open system" mainframe environment.

     Inventory data is entered into the computer system upon its receipt by the store, and sales data is entered through the use of a point-of-sale or telemarketing system. The point-of-sale system permits the entry of sales data through the use of bar code laser scanning and also has a price "look-up" capability that permits immediate price checking and efficient movement of customers through the check-out process. Information is centrally processed at the end of each day, permitting a perpetual daily inventory and the calculation of average unit cost by stock-keeping unit for each store or warehouse. Daily compilation of sales and margin data permits the monitoring of sales, gross margin and inventory by item and product line, as well as the results of sales promotions. For all stock-keeping units, management has immediate access to on-hand daily unit inventory, units on order, current and past rates of sale, the number of weeks' sales for which quantities are on-hand and a recommended unit purchase reorder. Data from all of the Company's stores is transmitted to the Company's headquarters on a daily basis.

     The Company is in the process of integrating the acquired contract stationer businesses and its commercial delivery business into a national delivery network. This integration encompasses many systems, including order entry, warehouse management and routing. This integrated system will allow a customer to place an order via phone, fax or electronically. When the order is placed, the system will determine the appropriate customer service center for delivery, look up the stock status of each item ordered and will automatically reserve the item for the customer or place it on order from the wholesaler.
The wholesaler order will be delivered to the customer service center the same day, enabling the Company to deliver the most complete order possible the next day. The Company believes that the complete implementation of these systems will enable it to aggressively grow its delivery business.

EMPLOYEES, STORE MANAGEMENT AND TRAINING

     As of March 18, 1996, the Company employed approximately 31,000 persons. Additional personnel will be added as needed to implement the Company's expansion program. The Company's goal is to promote as many existing employees into management positions as possible. Due to the rate of its expansion, however, for the foreseeable future the Company will continue to hire a portion of its management personnel from outside the Company.

     The Company's policy is to hire and train additional personnel in advance of new store and customer service center openings. In general, store managers have extensive experience in retailing, particularly with warehouse store chains or discount stores that generate high sales volumes. Each new store manager usually spends two to four months in an apprenticeship position at an existing store prior to being assigned to a new store. The Company's retail sales associates are required to view product knowledge videos and complete written training programs relating to certain products. The Company creates some of these videos and training programs while the remainder are supplied by manufacturers. Typically, customer service center managers have extensive experience in distribution operations. The Company grants stock options to certain of its employees as an incentive to attract and retain such employees.

     The Company has never experienced a strike or any other work stoppages and management believes that its relations with its employees are good. There are no collective bargaining agreements covering any of the Company's employees.


COMPETITION

     The Company operates in a highly competitive environment. Its markets are presently served by traditional office products dealers that typically operate a central warehouse and one or more retail stores. The Company believes it competes favorably against these dealers, who purchase their products from distributors and generally sell their products at prices higher than those offered by the Company, because they generally offer small- and medium-size businesses discounts on manufacturers' suggested retail list prices of only 20% or less as compared to the Company's 30% to 60% discount to customers. The Company also competes with wholesale clubs selling general merchandise, discount stores, mass merchandisers, conventional retail stores, catalog showrooms and direct mail companies. While these competitors generally charge small business customers lower prices than traditional office products dealers, they typically have a more limited in-stock product selection than the Company's retail stores and do not provide many of the services provided by the Company.

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

     In the delivery and contract stationer portions of the industry, principal competitors are national and regional full service contract stationers, national and regional office furniture dealers, independent office product distributors, discount superstores and, to a lesser extent, direct mail order houses and stationery retail outlets. Certain office supply superstores are also developing a presence in the contract stationer portion of the business. The Company competes with these businesses in substantially all of its current markets.

     Some of the entities against which the Company competes, or may compete, may have greater financial resources than the Company. No assurance can be given that increased competition will not have an adverse effect on the Company. The Company believes it competes based on product price, selection, availability and service.

ITEM 2.     PROPERTIES.

     As of March 25, 1996, the Company operated 476 office supply stores in 37 states and the District of Columbia and 29 stores in five Canadian provinces. The Company also operates 23 customer service centers. The following table sets forth the locations of these Company facilities.


                                                                                               Number of
                           Number                              Number                       Customer Service
State                     of Stores     State                of Stores      State           Delivery Centers
----                      ---------     ----                 ---------      -----           ----------------
Alabama                       9         Nevada                    5         Arizona                1
Arizona                       2         New Jersey                2         California             5
Arkansas                      4         New Mexico                3         Colorado               1
California                   94         New York                  1         Florida                2
Colorado                     15         North Carolina           18         Georgia                1
District of Columbia          2         Ohio                     11         Illinois               1
Florida                      62         Oklahoma                  5         Louisiana              1
Georgia                      24         Oregon                   11         Maryland               1
Hawaii                        3         Pennsylvania              5         Massachusetts          1
Idaho                         1         South Carolina            8         Michigan               1
Illinois                     21         Tennessee                 6         Minnesota              1
Indiana                       9         Texas                    52         New Jersey             1
Iowa                          1         Virginia                  7         North Carolina         1
Kansas                        5         Washington               15         Ohio                   1
Kentucky                      3         West Virginia             1         Texas                  2
Louisiana                    13         Wisconsin                 7         Utah                   1
Maryland                     11                                             Washington             1
Michigan                     15         Canada
Minnesota                     6         ------
Mississippi                   4         Alberta                   7
Missouri                     12         British Columbia          7
Nebraska                      3         Manitoba                  2
                                        Ontario                  11
                                        Saskatchewan              2

     Most of the Company's facilities are leased or subleased by the Company with lease terms (excluding renewal options exercisable by the Company at escalated rents) expiring between 1996 and 2020, except for 30 stores that are owned by the Company. The owned retail facilities are located in eleven states, primarily Florida and Texas, and three Canadian provinces. The Company operates its retail stores under the names Office Depot and The Office Place (in Ontario, Canada). The Company operates its contract stationer businesses under the name Office Depot.

     The Company's corporate offices in Delray Beach, Florida, containing approximately 350,000 square feet in two adjacent buildings, were purchased in February 1994.


ITEM 3.    LEGAL PROCEEDINGS.

           The Company is involved in litigation arising in the normal course of its business. The Company believes that these matters will not materially affect its financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

                                   PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

           The Common Stock of the Company is listed on the New York Stock Exchange ("NYSE") under the symbol "ODP." At March 25, 1996, there were
3,745 holders of record of Common Stock. The last reported sales price of the Common Stock on the NYSE on March 25, 1996 was $19.25.

     The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock quoted on the NYSE Composite Tape. These prices do not include retail mark-ups, mark-downs or commission, and have been adjusted to reflect a three-for-two stock split in June 1994.


                                             High      Low
                                             ----      ---

1994
       First Quarter.....................    $26.500   $22.000
       Second Quarter....................     25.750    20.500
       Third Quarter.....................     26.500    18.875
       Fourth Quarter....................     27.000    21.625

1995
       First Quarter.....................    $26.500   $22.750
       Second Quarter....................     29.500    20.875
       Third Quarter.....................     32.125    27.000
       Fourth Quarter....................     31.750    19.000

           The Company has never declared or paid cash dividends on its Common Stock and does not currently intend to pay cash dividends in the foreseeable future. Earnings and other cash resources of the Company will be used to continue the expansion of the Company's business.

ITEM 6.    SELECTED FINANCIAL DATA.

           The selected financial data as of and for the fiscal years ended December 30, 1995, December 31, 1994 and December 25, 1993 set forth in the Company's Annual Report to Stockholders for the fiscal year ended December 30, 1995 (on the inside front cover) is incorporated herein by reference and made a part of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


           Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report to Stockholders for the fiscal year ended December 30, 1995 (on pages 21-25) is incorporated herein by reference and made a part of this report.

ITEM 8.    FINANCIAL STATEMENTS.

           The financial statements of the Company for the fiscal years ended December 30, 1995, December 31, 1994 and December 25, 1993 set forth in the Company's Annual Report to Stockholders for the fiscal year ended December 30, 1995 (on pages 26-41) are incorporated herein by reference and made a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           Not applicable.

                                   PART III




ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           Information with respect to directors and executive officers of the Company is incorporated herein by reference to the information under the caption "Management--Directors and Executive Officers" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

ITEM 11.   EXECUTIVE COMPENSATION.

     Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Management--Compensation" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the tabulation under the caption "Security Ownership" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           Information with respect to certain relationships and related transactions is incorporated herein by reference to the information under the caption "Certain Transactions" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.


                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)    The following documents are filed as a part of this report:

            1. The financial statements listed in the "Index to Financial Statements."
            2. The financial statement schedule listed in "Index to Financial Statement Schedule."
            3.   The exhibits listed in the "Index to Exhibits."

     (b)    Reports on Form 8-K.

            The Company did not file any Reports on Form 8-K during the fourth quarter of fiscal 1995.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 1996.


                                      OFFICE DEPOT, INC.


                                      By         /S/  DAVID I. FUENTE
                                         -------------------------------------
                                             David I. Fuente, Chairman and
                                                Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 28, 1996.

          Signature                             Capacity
          ---------                             --------

    /S/ DAVID I. FUENTE
-----------------------------
        David I. Fuente               Chairman of the Board and Chief
                                      Executive Officer
                                      (Principal Executive Officer)
   /S/ BARRY J. GOLDSTEIN
-----------------------------
       Barry J. Goldstein             Executive Vice President -- Finance,
                                      Chief Financial Officer and Secretary
                                      (Principal Financial and Accounting
                                      Officer)
   /S/ MARK D. BEGELMAN
-----------------------------
       Mark D. Begelman               Director

  /S/ CYNTHIA COHEN TURK
-----------------------------
      Cynthia Cohen Turk              Director


     /S/ DENIS DEFFOREY
-----------------------------
        Denis Defforey                Director


     /S/ W. SCOTT HEDRICK
-----------------------------
         W. Scott Hedrick             Director


     /S/ JOHN B. MUMFORD
-----------------------------
         John B. Mumford              Director


     /S/ MICHAEL J. MYERS
-----------------------------
         Michael J. Myers             Director

    /S/ PETER J. SOLOMON
-----------------------------
        Peter J. Solomon              Director


     /S/ ALAN L. WURTZEL
-----------------------------
         Alan L. Wurtzel              Director

                        INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Consolidated Balance Sheets.................................................  *
Consolidated Statements of Earnings.........................................  *
Consolidated Statements of Stockholders' Equity.............................  *
Consolidated Statements of Cash Flows.......................................  *
Notes to Consolidated Financial Statements..................................  *
Report of Deloitte & Touche LLP on Consolidated Financial Statements........  *
Report of Deloitte & Touche LLP on Financial Statement Schedule............. F-2

--------------------

* Incorporated herein by reference to the respective information in the Company's Annual Report to Stockholders for the fiscal year ended December 30, 1995.

     INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Office Depot, Inc.:

We have audited the consolidated financial statements of Office Depot, Inc. and Subsidiaries as of December 30, 1995 and December 31, 1994 and for each of the three years in the period ended December 30, 1995, and have issued our report thereon dated February 12, 1996; such consolidated financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Office Depot, Inc. and Subsidiaries listed in the Index to Financial Statement Schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Certified Public Accountants
Fort Lauderdale, Florida
February 12, 1996

                    INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                         Page

Schedule II - Valuation and Qualifying Accounts and Reserves............ F-4



     All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere herein.

                                                                     SCHEDULE II


                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)





        Column A            Column B                               Column C                           Column D
----------------------     -----------       --------------------------------------------------       --------
                                                       Additions
                                             ------------------------------
                           Balance at        Charged to         Charged to                            Balance at
                           Beginning         Costs and            Other            Deductions -        End of
     Description           of Period         Expenses            Accounts           Write-offs         Period
----------------------     ----------        ----------         ----------         ------------       ---------
Allowance for Doubtful
Accounts:
1995 . . . . . . . . .       $3,426            $1,869             $   --              $1,487            $3,808
1994 . . . . . . . . .        3,251             1,167                 --                 992             3,426
1993 . . . . . . . . .          659             1,024              1,909(1)              341             3,251



(1) Allowance for doubtful accounts of Eastman and Wilson at the respective dates of acquisition.

                             INDEX TO EXHIBITS



                                                                                  Sequentially
Exhibit                                                                             Numbered
Number                             Exhibit                                           Page  +
-------                            -------                                        ------------
3.1          Restated Certificate of Incorporation, as amended to date                (1)
3.2          Bylaws                                                                   (2)
4.1          Form of certificate representing shares of Common Stock                  (2)
4.2          Form of Indenture (including form of LYON) between the Company and       (3)
             The Bank of New York, as Trustee
4.3          Form of Indenture (including form of LYON) between the Company and       (4)
             Bankers Trust Company, as Trustee
10.1         Stock Purchase Agreement, dated as of June 21, 1989, between the         (2)
             Company and Carrefour S.A.
10.2         Agreement and Plan of Reorganization, dated December 19, 1990,           (2)
             among the Company, The Office Club, Inc. and OD Sub Corp.
10.3         Stock Purchase Agreement, dated as of April 24, 1991, between the        (5)
             Company, Carrefour S.A. and Carrefour Nederland B. V.
10.4         Revolving Credit and Line of Credit Agreement dated as of                (6)
             September 30, 1993 by and among the Company and Sun Bank, National
             Association, individually and as Agent, NationsBank of Florida,
             N.A., PNC Bank, Kentucky, Inc., Bank of America National Trust and
             Savings Association and Royal Bank of Canada
10.5         Office Depot, Inc. Omnibus Equity Plan*                                  (1)
10.6         Directors' Stock Option Plan*                                            (7)
10.7         Amended and Restated Agreement and Plan of Merger dated as of July       (8)
             12, 1993 and amended and restated as of August 30, 1993 by and among the Company, Eastman Office Products Corporation, EOPC
             Acquisition Corp. and certain investors
10.8         1994-1998 Office Depot, Inc. Designated Executive Incentive Plan*        (1)
10.9         Partnership Agreement, dated as of June 10, 1995, between the
             Company and Carrefour, a joint stock company incorporated under
             French law.
13.1         Annual Report to Stockholders
21.1         List of the Company's subsidiaries
23.1         Consent of Deloitte & Touche LLP
27.1         Financial Data Schedule (for SEC use only)

---------------

+ This information appears only in the manually signed original copies of this report.

*    Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the respective exhibit to the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders.

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


(7) Incorporated by reference to the respective exhibit to the Company's Annual Report on Form 10-K for the year ended December 26, 1992.

(8) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-51409.

     Upon request, the Company will furnish a copy of any exhibit to this report upon the payment of reasonable copying and mailing expenses.