Form 10-Q
period 1996-03-30
OFFICE DEPOT INC
filed 1996-05-10
CIK 800240

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended              March 30, 1996
                              -----------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              --------------   ------------------------------

Commission file number                     1-10948
                      -------------------------------------------------------

                             OFFICE DEPOT, INC.
- -----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Delaware                                           59-2663954
- -----------------------------------------------------------------------------
     (State or other jurisdiction                            (I.R.S. Employer
     incorporation or organization)                        Identification No.)

     2200 Old Germantown Road, Delray Beach, Florida              33445
- -----------------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

                                 (407) 278-4800
- -----------------------------------------------------------------------------
              (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

                            Yes    X        No
                               ----------     ----------

The registrant had 156,659,542 shares of common stock outstanding as of May 6, 1996.

                               OFFICE DEPOT, INC.

                                     INDEX

                                                                      Page

Part I.  FINANCIAL INFORMATION


          Item 1    Financial Statements

                    Consolidated Statements of Earnings for the
                    13  Weeks Ended March 30, 1996 and
                    April 1, 1995                                       3

                    Consolidated Balance Sheets as of
                    March 30, 1996 and December 30, 1995                4

                    Consolidated Statements of Cash Flows for the
                    13 Weeks Ended March 30, 1996 and
                    April 1, 1995                                       5

                    Notes to Consolidated Financial Statements      6 - 7

          Item 2    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations  8 - 13

Part II.  OTHER INFORMATION                                            13


SIGNATURE                                                              14

INDEX TO EXHIBITS                                                      15

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                  (Unaudited)



                                             13 Weeks    13 Weeks
                                              Ended       Ended
                                            March 30,    April 1,
                                               1996        1995
                                            ---------   ----------

 Sales                                      $1,632,995  $1,351,212
 Cost of goods sold and occupancy costs      1,277,617   1,046,383
                                            ----------  ----------

 Gross profit                                  355,378     304,829

 Store and warehouse operating
  and selling expenses                         246,773     203,167
 Pre-opening expenses                            1,141       3,252
 General and administrative expenses            44,443      37,104
 Amortization of goodwill                        1,330       1,295
                                            ----------  ----------
                                               293,687     244,818
                                            ----------  ----------


   Operating Profit                             61,691      60,011

 Other expense (income)
   Interest expense, net                         4,856       4,819
   Equity and franchise (income) loss, net         445        (32)
                                            ----------  ----------

   Earnings before income taxes                 56,390      55,224

 Income taxes                                   22,907      22,750
                                            ----------  ----------

   Net earnings                             $   33,483  $   32,474
                                            ==========  ==========

 Earnings per common and
  common equivalent share:
     Primary                                $     0.21  $     0.21
     Fully diluted                          $     0.21  $     0.21

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)




                                                      March 30,   December 30,
                                                        1996          1995
                                                     -----------  ------------
                                                     (Unaudited)

                  ASSETS

 Current Assets
   Cash and cash equivalents                         $    36,462  $     61,993
   Receivables, net of allowances                        346,254       380,431
   Merchandise inventories                             1,266,901     1,258,413
   Deferred income taxes                                  22,837        18,542
   Prepaid expenses                                       16,214        11,620
                                                     -----------  ------------

      Total current assets                             1,688,668     1,730,999

 Property and Equipment, net                             581,270       565,082
 Goodwill, net of amortization                           193,970       195,302
 Other Assets                                             42,710        39,834
                                                     -----------  ------------
                                                     $ 2,506,618  $  2,531,217
                                                     ===========  ============



      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
   Accounts payable                                  $   758,059  $    841,589
   Accrued expenses                                      162,033       166,575
   Income taxes                                           34,898        10,542
   Current maturities of long-term debt                    2,400         3,309
                                                     -----------  ------------

      Total current liabilities                          957,390     1,022,015

 Long-Term Debt, less current maturities                 100,091       112,340
 Deferred Taxes and Other Credits                         16,620        11,297
 Zero Coupon, Convertible, Subordinated Notes            386,734       382,570

 Common Stockholders' Equity
   Common stock - authorized 400,000,000 shares of
     $.01 par value; issued 158,781,618 in 1996 and
     157,961,801 in 1995                                   1,588         1,580
   Additional paid-in capital                            615,200       605,876
   Foreign currency translation adjustment                  (821)         (794)
   Retained earnings                                     431,566       398,083
   Less: 2,163,447 shares of treasury stock               (1,750)       (1,750)
                                                     -----------  ------------
                                                       1,045,783     1,002,995
                                                     -----------  ------------
                                                     $ 2,506,618  $  2,531,217
                                                     ===========  ============

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                  (Unaudited)

                                                               13 Weeks Ended  13 Weeks Ended
                                                                 March 30,        April 1,
                                                                    1996            1995
                                                               -------------   -------------
Cash flows from operating activities
  Cash received from customers                                 $   1,610,048   $   1,319,819
  Cash paid for merchandise inventories                           (1,270,582)     (1,047,341)
  Cash paid for store and warehouse operating,
   selling and general and administrative expenses                  (323,238)       (288,459)
  Interest received                                                      408              97
  Interest paid                                                       (1,153)           (278)
  Taxes paid                                                            (907)         (6,652)
                                                               -------------   -------------

  Net cash provided (used) by operating activities                    14,576         (22,814)
                                                               -------------   -------------

Cash flows from investing activities
  Capital expenditures-net                                           (28,165)        (47,326)
                                                               -------------   -------------

  Net cash used by investing activities                              (28,165)        (47,326)
                                                               -------------   -------------

Cash flows from financing activities
  Proceeds from exercise of stock options and sales
   of stock under employee stock purchase plan                         6,495           3,963
  Foreign currency translation adjustment                                (27)            345
  Proceeds from long- and short-term borrowings                          ---          63,510
  Payments on long- and short-term borrowings                        (18,410)         (1,889)
                                                               -------------   -------------

  Net cash provided (used) by financing activities                   (11,942)         65,929
                                                               -------------   -------------

  Net decrease in cash and cash equivalents                          (25,531)         (4,211)
Cash and cash equivalents at beginning of period                      61,993          32,406
                                                               -------------   -------------

Cash and cash equivalents at end of period                     $      36,462   $      28,195
                                                               =============   =============

Reconciliation of net earnings to net cash
  provided (used) by operating activities
    Net earnings                                                      33,483   $      32,474
    Adjustments to reconcile net earnings to net cash
      provided (used) by operating activities
        Depreciation and amortization                                 19,091          14,534
        Accreted interest on convertible, subordinated notes           4,164           4,056
        Contributions of common stock to employee
          benefit and stock purchase plans                             1,061             910
        Changes in assets and liabilities
          Decrease (increase) in receivables                          34,177          (2,009)
          Increase in inventories                                     (8,488)        (69,721)
          Increase in prepaid expenses and other assets              (12,294)         (7,874)
          Increase (decrease) in accounts payable, accrued
            expenses and deferred credits                            (56,618)          4,816
                                                               -------------  --------------

    Total adjustments                                                (18,907)        (55,288)
                                                               -------------   -------------

Net cash provided (used) by operating activities               $      14,576  $      (22,814)
                                                               =============  ==============

                      OFFICE DEPOT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The interim financial statements as of March 30, 1996 and for the 13 week periods ended March 30, 1996 and April 1, 1995 are unaudited; however, such interim statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 30, 1995.

2. Net earnings per common and common equivalent share is based upon the weighted average number of shares and equivalents outstanding during each period. Stock options are considered common stock equivalents. The zero coupon, convertible, subordinated notes are not common stock equivalents. Net earnings per common share assuming full dilution was determined on the assumption that the convertible notes were converted as of the beginning of the period or when issued. Net earnings under this assumption has been adjusted for interest net of its tax effect.

     The information required to compute net earnings per share on a primary and fully diluted basis is as follows:


                                               13 Weeks Ended  13 Weeks Ended
                                                 March 30,        April 1,
                                                    1996            1995
                                               --------------  --------------
                                                      (in thousands)
 Primary:
    Weighted average number of common and
      common equivalent shares                      $ 158,123       $ 153,445
                                                    =========       =========

 Fully diluted:
    Net earnings                                    $  33,483       $  32,474
    Interest expense related to convertible
      notes, net of tax                                 2,540           2,474
                                                    ---------       ---------
    Adjusted net earnings                           $  36,023       $  34,948
                                                    =========       =========

    Weighted average number of common and
      common equivalent shares                        158,130         153,446
    Shares issued upon assumed conversion
      of convertible notes                             16,565          16,580
                                                    ---------       ---------
    Shares used in computing net earnings per
      common and common equivalent share
      assuming full dilution                          174,695         170,026
                                                    =========       =========

3. The Consolidated Statements of Cash Flows do not include the following non-cash investing and financing transactions:

                                                13 Weeks Ended  13 Weeks Ended
                                                  March 30,        April 1,
                                                     1996            1995
                                                --------------  --------------
  Additional paid-in capital related
     to tax benefit on stock options exercised      $1,775,000        $948,000
  Equipment purchased under capital leases           5,252,000             ---
  Conversion of convertible, subordinated
     debt to common stock                                  ---          14,000


4. The Company has adopted the following Statements of Financial Accounting Standards ("SFAS") for the fiscal year ending December 28, 1996.

      SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Long-lived assets and certain identifiable intangibles to be held and used by a company are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for such long-lived assets and identifiable intangibles should be based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are required to be reported generally at the lower of the carrying amount or fair value less cost to sell. The adoption of SFAS No. 121 had no material effect on the Company's financial position as of March 30, 1996 or the results of its operations for the thirteen weeks ended March 30, 1996.

      SFAS No. 123, "Accounting for Stock-Based Compensation," establishes financial accounting and reporting standards for stock-based employee compensation plans, including stock options, stock purchase plans, restricted stock, and stock appreciation rights. SFAS No. 123 defines and encourages the use of the fair value method of accounting for employee stock-based compensation. Continuing use of the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25 ("APB 25") for measurement of employee stock-based compensation is allowed with pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. Transactions in which equity instruments are issued in exchange for goods or services from non-employees must be accounted for based on the fair value of the consideration received or of the equity instrument issued, whichever is more reliably measurable. The Company has determined that it will continue to use the method of accounting prescribed in APB 25 for measurement of employee stock-based compensation, and will begin providing the required pro forma disclosures in its financial statements for the year ending December 28, 1996 as allowed by SFAS No. 123.

Item 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales increased 21% to $1,632,995,000 in the first quarter of 1996 from $1,351,212,000 in the first quarter of 1995. Approximately 11% of the increase in sales was due to the 73 new stores (net of one store closure) opened subsequent to the first quarter of 1995. Comparable sales for stores and delivery facilities open for more than one year at March 30, 1996 increased 10% for the first quarter of 1996. Sales of computers, business machines and related supplies rose as a percentage of total sales in 1996 over the comparable 1995 period. The Company opened four office supply stores in the first quarter of 1996, bringing the total number of office supply stores open at the end of the first quarter to 505, compared with 432 stores open at the end of the first quarter of 1995. The Company also operated 23 and 24 contract stationer and delivery warehouses (customer service centers) at the end of the first quarters of 1996 and 1995, respectively. Several of these are new, larger facilities which replaced existing facilities acquired as part of the contract stationer acquisitions in 1993 and 1994. Additionally, in the first quarter of 1996, the Company opened one Images(TM) location and one Furniture At Work(TM) store, resulting in a total of three Images(TM) locations and two Furniture At Work(TM) stores open at quarter end.

Gross profit as a percentage of sales was 21.8% during the first quarter of 1996, as compared with 22.6% during the comparable quarter in 1995. The effects of purchasing efficiencies gained through vendor volume, rebate and other discount programs, improved inventory loss experience, improved operating efficiencies in the Company's crossdock facilities and leveraging occupancy costs through higher average sales per store were offset by lower gross margins resulting from an increase in sales of lower margin business machines and computers, combined with decreased margins in the contract stationer business. The Company's management believes that gross profit as a percentage of sales may fluctuate as a result of numerous factors, including continued expansion of its contract stationer business, competitive pricing in more market areas, continued change in sales product mix, as well as purchasing efficiencies realized through growth in total merchandise purchases. Additionally, occupancy costs may increase in many new markets and in certain existing markets where the Company plans to add new stores and warehouses to complete its market plan.

Store and warehouse operating and selling expenses as a percentage of sales were 15.1% and 15.0% in the first quarter of 1996 and 1995, respectively.
Store and warehouse operating and selling expenses, consisting primarily of payroll and advertising expenses, have increased primarily due to the Company's expansion program and the integration of its delivery business. While the majority of store and warehouse expenses vary proportionately with sales, there is a fixed cost component to these expenses that, as sales increase within each store and warehouse and within a cluster of stores in a given market area, should decrease as a percentage of sales. This benefit may not be fully realized, however, during periods when a large number of new stores and delivery centers are being opened, as new facilities typically generate lower sales than the average mature location, resulting in higher operating and selling expenses as a percentage of sales for new facilities. This percentage is also affected when the Company enters large metropolitan market areas where the advertising costs for the full market must be absorbed by the small number of stores initially opened. As additional stores in these large markets are opened, advertising costs, which are substantially a fixed expense for a market area, should be reduced as a percentage of sales. The Company has also continued a strategy of opening stores in existing markets. While increasing the number of stores increases operating results in absolute dollars, this also has the effect of increasing expenses as a percentage of sales since the sales of certain existing stores in the market may initially be adversely affected. In addition to the Company's retail expansion, the expenses incurred in the integration of acquired facilities in its delivery business have contributed to increased warehouse expenses. These integration costs are expected to continue to impact store and warehouse expenses at decreasing levels through the end of 1996.

Pre-opening expenses decreased to $1,141,000 in the first quarter of 1996 from $3,252,000 in the comparable period in 1995. Pre-opening expenses in the first quarter of 1995 include costs associated with replacing four existing customer service centers with larger, more functional facilities, while the first quarter of 1996 pre-opening expenses include costs associated with replacing one existing customer service center. Additionally, the Company added four office supply stores in the first three months of 1996, as compared with 12 new office supply stores in the comparable 1995 period. Pre-opening expenses, which are currently approximately $150,000 per standard office supply store and greater for a megastore, are predominately incurred during a six-week period prior to the store opening. Warehouse pre-opening expenses approximate $500,000; however, these expenses may vary with the size of future warehouses. These expenses consist principally of amounts paid for salaries and property expenses. Since the Company's policy is to expense these items during the period in which they occur, the amount of pre-opening expenses in each quarter is generally proportional to the number of new stores or customer service centers opened or in the process of being opened during the period.

General and administrative expenses as a percentage of sales were 2.7% for both the first quarter of 1996 and 1995. General and administrative expenses include, among other costs, site selection expenses and store management training expenses, and therefore vary with the number of new store openings, among other factors. During 1995 and 1996, the Company increased its commitment to improving the efficiency of its management information systems and significantly increased its information systems programming staff. While this increases general and administrative expenses in current periods, the Company believes the systems investment will provide benefits in the future. These increases have been partially offset by a decrease in certain other general and administrative expenses as a percentage of sales, primarily as a result of the Company's ability to increase sales without a proportionate increase in corporate expenditures for these expense categories. However, there can be no assurance that the Company will be able to continue to increase sales without a proportionate increase in corporate expenditures for these expense categories. General and administrative expenses have been higher in the contract stationers' business than in the retail business.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company's inception in March 1986, the Company has relied on equity capital, convertible debt and bank borrowings as the primary sources of its funds. Since the Company's store sales are substantially on a cash and carry basis, cash flow generated from operating stores provides a source of liquidity to the Company. Working capital requirements are reduced by vendor credit terms, which allow the Company to finance a portion of its inventories. The Company utilizes private label credit card programs administered and financed by financial service companies, which allow the Company to expand its store sales without the burden of additional receivables. The Company has also utilized capital equipment financings as a source of funds.

Sales made from the customer service centers are generally made under regular commercial credit terms where the Company carries its own receivables. As the Company expands into servicing additional large companies, it is expected that the Company's receivables will continue to grow.

In the first quarter of 1996, the Company added four office supply stores, compared with 12 new office supply stores added in the first quarter of 1995. Net cash provided by operating activities was $14,576,000 in the first three months of 1996, compared with net cash used by operating activities of $22,814,000 in the comparable 1995 period. As stores mature and become more profitable, and as the number of new stores opened in a year becomes a smaller percentage of the existing store base, cash generated from operations should provide a greater portion of funds required for new store inventories and other working capital requirements. Cash generated from operations will continue to be impacted by an increase in receivables carried without outside financing and increases in inventories at the stores as the Company continues to expand its offerings in computers and business machines. Capital expenditures are also affected by the number of stores and warehouses opened, converted or acquired each year and the increase in computer and other equipment at the corporate office required to support such expansion. Cash utilized for capital expenditures was $28,165,000 and $47,326,000 in the first three months of 1996 and 1995, respectively.

During the 13 weeks ended March 30, 1996, the Company's cash balance decreased approximately $25,531,000 and long- and short-term debt decreased by approximately $18,410,000, excluding $4,164,000 in non-cash accretion of interest on the Company's zero coupon, convertible debt and $5,252,000 of equipment purchased under capital leases.

The Company has a credit agreement with its principal bank and a syndicate of commercial banks to provide for a working capital line and letters of credit totaling $300,000,000. The credit agreement provides that funds borrowed will bear interest, at the Company's option, at either: the higher of the prime rate or .5% over the Federal Funds rate; the LIBOR rate plus .25% to .375%, depending on the fixed charge coverage ratio; 1.75% over the Federal Funds rate; or under a competitive bid facility.

The Company must also pay a facility fee of between .125% and .25% per annum, depending on the Company's fixed charge coverage ratio on the available and unused portion of the credit facility. The credit facility currently expires June 30, 2000. As of March 30, 1996, the Company had outstanding borrowings of $80,000,000 and had outstanding letters of credit totaling approximately $14,848,000 under the credit facility. The credit agreement contains certain restrictive covenants relating to various financial statement ratios. In addition to the credit facility, the bank has provided a lease facility to the Company under which the bank has agreed to purchase up to $25,000,000 of equipment on behalf of the Company and lease such equipment to the Company. As of March 30, 1996, the Company has utilized approximately $12,682,000 of this lease facility.

The Company plans to open approximately 75 new office supply stores and one or two delivery warehouses during the remainder of 1996. Management estimates that the Company's cash requirements, exclusive of pre-opening expenses, will be approximately $1,700,000 for each additional office supply store, which includes an average of approximately $900,000 for leasehold improvements, fixtures, point-of-sale terminals and other equipment in the stores, as well as approximately $800,000 for the portion of the store inventories that is not financed by vendors. The cash requirements, exclusive of pre-opening expenses, for a delivery warehouse is expected to be approximately $5,300,000, which includes an average of $3,100,000 for leasehold improvements, fixtures and other equipment and $2,200,000 for the portion of inventories not financed by vendors. In addition, management estimates that each new store and warehouse will require pre-opening expenses of approximately $150,000 and $500,000, respectively. Pre-opening expenses for a megastore will be higher than a regular office supply store.

FUTURE OPERATING RESULTS

The future operating results of the Company may be affected by a number of factors, including without limitation the following:

The Company competes with a variety of retailers, dealers and distributors in a highly competitive marketplace. High-volume office supply chains and contract stationers that compete directly with the Company operate in most of its geographic markets. This competition will increase in the future as both the Company and these and other companies continue to expand their operations. There can be no assurance that such competition will not have an adverse effect on the Company's business in the future. The opening of additional Office Depot stores, the expansion of the Company's contract stationer business in new and existing markets, competition from other office supply chains and contract stationers, and regional and national economic conditions will all affect the Company's comparable sales results. In addition, the Company's gross margin and profitability would be adversely affected if its competitors were to attempt to capture market share by reducing prices.

The Company's plans to continue its strategy of aggressive store growth, opening approximately 75 new office supply stores and one or two delivery warehouses during the remainder of 1996. There can be no assurance that the Company will be able to find favorable store locations, negotiate favorable leases, hire and train employees and store and warehouse managers, and integrate the new stores and operating systems in a manner that will allow it to meets its expansion schedule. The failure to be able to expand by opening new stores on plan could have a material adverse effect on the Company's future sales and profitability.

In addition, as the Company expands the number of its stores in existing markets, sales of existing stores can suffer. New stores typically take time to reach the levels of sales and profitability of the Company's existing stores and there can be no assurance that new stores will ever be as profitable as existing stores because of competition from other store chains and the tendency of existing stores to share sales as the Company opens new stores in its more mature markets.

Fluctuations in the Company's quarterly operating results have occurred in the past and may occur in the future. A variety of factors such as new store openings with their concurrent pre-opening expenses, the extent to which new stores are less profitable as they come on line, the effect new stores have on the sales of existing stores in more mature markets, the pricing activity of both stores and contract stationers in the Company's markets, changes in the Company's product mix, increases and decreases in advertising and promotional expenses, the effects of seasonality, acquisitions of contract stationers and stores of competitors or other events could contribute to this quarter to quarter variability.

The Company has grown dramatically over the past several years and has shown significant increases in its sales, stores in operation, employees and warehouse and delivery operations. In addition, the Company acquired a number of contract stationer operations and the expenses incurred in the integration of acquired facilities in its delivery business have contributed to increased warehouse expenses. These integration costs are expected to continue to impact store and warehouse expenses at decreasing levels through the end of 1996. The failure to achieve the projected decrease in integration costs towards the latter half of 1996 could result in a significant impact on the Company's net income. The Company's growth, through both store openings and acquisitions, will continue to require the expansion and upgrading of the Company's operational and financial systems, as well as necessitate the hiring of new managers at the store and supervisory level.

The Company has entered a number of international markets using licensing agreements and joint venture arrangements. The Company intends to enter other international markets as attractive opportunities arise. In addition to the risks described above that face the Company's domestic store and delivery operations, internationally the Company also faces the risk of foreign currency fluctuations, local conditions and competitors, obtaining adequate and appropriate inventory and, since its foreign operations are not wholly owned, a lack of operating control in certain countries.

The Company currently believes that its current cash and cash equivalents, funds generated from operations, equipment leased under the Company's existing or new lease financing arrangements and funds available under its revolving credit facility should be sufficient to fund its planned store and delivery center openings and other operating cash needs, including investments in international joint ventures, for at least the next twelve months. However, there can be no assurance that additional sources of financing will not be required during the next twelve months as a result of unanticipated cash demands or opportunities for expansion or acquisition, changes in growth strategy or adverse operating results. Also, alternative financing will be considered if market conditions make it financially attractive. There also can be no assurance that any additional funds required by the Company, whether within the next twelve months or thereafter, will be available to the Company on satisfactory terms.


                          PART II.  OTHER INFORMATION


Items 1-5   Not applicable.

Item 6      Exhibits and Reports on Form 8-K


  a. 27.1   Financial Data Schedule (for SEC use only)

  b. The Company did not file any Reports on Form 8-K during the quarter ended March 30, 1996.

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











                                      OFFICE DEPOT, INC.
                                      ------------------
                                         (Registrant)




Date:  May 10, 1996            By:/s/ Barry J. Goldstein
                                  --------------------------------
                                  Barry J. Goldstein
                                  Executive Vice President-Finance
                                  and Chief Financial Officer

                               INDEX TO EXHIBITS

27.1     Financial Data Schedule (for SEC use only)