Form 10-Q
period 1996-06-29
OFFICE DEPOT INC
filed 1996-08-13
CIK 800240

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q


(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended                 June 29, 1996
                               -----------------------------------------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------

Commission file number                           1-10948
                        ------------------------------------------------------

                             OFFICE DEPOT, INC.
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                                           59-2663954
- ------------------------------------------------------------------------------
      (State or other jurisdiction                          (I.R.S. Employer
     incorporation or organization)                        Identification No.)



     2200 Old Germantown Road, Delray Beach, Florida               33445
- ------------------------------------------------------------------------------
        (Address of principal executive offices)                 (Zip Code)



                                 (407) 278-4800
- ------------------------------------------------------------------------------
              (Registrant's telephone number including area code)

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

The registrant had 156,838,374 shares of common stock outstanding as of August 7, 1996.

                               OFFICE DEPOT, INC.

                                     INDEX

                                                                           Page

Part I.  FINANCIAL INFORMATION
      Item 1       Financial Statements

                   Consolidated Statements of Earnings for the
                   13 and 26 Weeks Ended June 29, 1996 and
                   July 1, 1995                                              3

                   Consolidated Balance Sheets as of
                   June 29, 1996 and December 30, 1995                       4

                   Consolidated Statements of Cash Flows for the
                   26 Weeks Ended June 29, 1996 and July 1, 1995             5

                   Notes to Consolidated Financial Statements              6-7

      Item 2       Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          8-13

Part II.  OTHER INFORMATION                                              13-14


SIGNATURE                                                                   15

INDEX TO EXHIBITS                                                           16

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                  (Unaudited)



                                            13 Weeks     13 Weeks    26 Weeks    26 Weeks
                                             Ended        Ended       Ended       Ended
                                            June 29,     July 1,     June 29,    July 1,
                                              1996         1995        1996        1995
                                           ----------   ----------  ----------  ----------

Sales                                      $1,381,365   $1,200,410  $3,014,360  $2,551,622
Cost of goods sold and occupancy costs      1,056,661      928,606   2,334,278   1,974,989
                                           ----------   ----------  ----------  ----------

Gross profit                                  324,704      271,804     680,082     576,633

Store and warehouse operating
 and selling expenses                         224,982      179,238     471,755     382,405
Pre-opening expenses                            4,357        2,912       5,498       6,164
General and administrative expenses            40,387       35,786      84,830      72,891
Amortization of goodwill                        1,306        1,297       2,636       2,592
                                           ----------   ----------  ----------  ----------
                                              271,032      219,233     564,719     464,052
                                           ----------   ----------  ----------  ----------


  Operating Profit                             53,672       52,571     115,363     112,581

Other expense (income)
  Interest expense, net                         6,318        6,812      11,174      11,631
  Equity and franchise (income) loss, net         (78)         406         367         373
                                           ----------   ----------  ----------  ----------

  Earnings before income taxes                 47,432       45,353     103,822     100,577

Income taxes                                   19,195       17,935      42,102      40,685
                                           ----------   ----------  ----------  ----------

  Net earnings                             $   28,237   $   27,418  $   61,720  $   59,892
                                           ==========   ==========  ==========  ==========

Earnings per common and
 common equivalent share:
    Primary                                $     0.18   $     0.18  $     0.39  $     0.39
    Fully diluted                          $     0.18   $     0.18  $     0.38  $     0.38

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)




                                                      June 29,    December 30,
                                                        1996          1995
                                                     -----------  ------------
                                                     (Unaudited)
                  ASSETS
 Current Assets
   Cash and cash equivalents                         $    17,589  $     61,993
   Receivables, net of allowances                        337,375       380,431
   Merchandise inventories                             1,252,500     1,258,413
   Deferred income taxes                                  27,443        18,542
   Prepaid expenses                                       10,953        11,620
                                                     -----------  ------------
      Total current assets                             1,645,860     1,730,999

 Property and Equipment, net                             614,396       565,082
 Goodwill, net of amortization                           192,664       195,302
 Other Assets                                             46,731        39,834
                                                     -----------  ------------
                                                     $ 2,499,651  $  2,531,217
                                                     ===========  ============


      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
   Accounts payable                                  $   613,549  $    841,589
   Accrued expenses                                      182,700       166,575
   Income taxes                                           15,878        10,542
   Current maturities of long-term debt                    2,441         3,309
                                                     -----------  ------------

      Total current liabilities                          814,568     1,022,015

 Long-Term Debt, less current maturities                 197,932       112,340
 Deferred Taxes and Other Credits                         18,127        11,297
 Zero Coupon, Convertible, Subordinated Notes            390,986       382,570

 Common Stockholders' Equity
   Common stock - authorized 400,000,000 shares of
     $.01 par value; issued 159,301,319 in 1996 and
     157,961,801 in 1995                                   1,593         1,580
   Additional paid-in capital                            619,153       605,876
   Foreign currency translation adjustment                  (761)         (794)
   Retained earnings                                     459,803       398,083
   Less: 2,163,447 shares of treasury stock               (1,750)       (1,750)
                                                     -----------  ------------
                                                       1,078,038     1,002,995
                                                     -----------  ------------
                                                     $ 2,499,651  $  2,531,217
                                                     ===========  ============

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                  (Unaudited)

                                                               26 Weeks Ended  26 Weeks Ended
                                                                  June 29,        July 1,
                                                                    1996            1995
                                                               --------------  --------------
Cash flows from operating activities
  Cash received from customers                                 $   3,019,591   $   2,512,748
  Cash paid for merchandise inventories                           (2,431,936)     (2,025,380)
  Cash paid for store and warehouse operating,
   selling and general and administrative expenses                  (596,391)       (522,332)
  Interest received                                                      725             132
  Interest paid                                                       (3,286)         (2,305)
  Taxes paid                                                         (42,597)        (50,143)
                                                               -------------   -------------
  Net cash used by operating activities                              (53,894)        (87,280)
                                                               -------------   -------------
Cash flows from investing activities
  Capital expenditures-net                                           (79,380)        (98,100)
                                                               -------------   -------------
  Net cash used by investing activities                              (79,380)        (98,100)
                                                               -------------   -------------
Cash flows from financing activities
  Proceeds from exercise of stock options and sales
    of stock under employee stock purchase plan                        9,367           8,767
  Foreign currency translation adjustment                                 33           1,092
  Proceeds from long- and short-term borrowings                      120,833         176,430
  Payments on long- and short-term borrowings                        (41,363)         (3,038)
                                                               -------------   -------------

  Net cash provided by financing activities                           88,870         183,251
                                                               -------------   -------------

  Net decrease in cash and cash equivalents                          (44,404)         (2,129)
Cash and cash equivalents at beginning of period                      61,993          32,406
                                                               -------------   -------------

Cash and cash equivalents at end of period                     $      17,589   $      30,277
                                                               =============   =============

Reconciliation of net earnings to net cash
  used by operating activities
    Net earnings                                               $      61,720   $      59,892
    Adjustments to reconcile net earnings to net cash
      used by operating activities
       Depreciation and amortization                                  39,025          30,377
       Accreted interest on convertible, subordinated notes            8,420           8,145
       Contributions of common stock to employee
        benefit and stock purchase plans                               1,895           1,640
       Changes in assets and liabilities
         Decrease (increase) in receivables                           43,056         (23,942)
         Decrease (increase) in inventories                            5,913         (48,899)
         Increase in prepaid expenses and other assets               (16,198)        (14,268)
         Decrease in accounts payable, accrued
            expenses and deferred credits                           (197,725)       (100,225)
                                                               -------------   -------------
    Total adjustments                                               (115,614)       (147,172)
                                                               -------------   -------------
Net cash used by operating activities                          $     (53,894)  $     (87,280)
                                                               =============   =============

                      OFFICE DEPOT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The interim financial statements as of June 29, 1996 and for the 13 and 26 week periods ended June 29, 1996 and July 1, 1995 are unaudited; however, such interim statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 30, 1995.

2. Net earnings per common and common equivalent share is based upon the weighted average number of shares and equivalents outstanding during each period. Stock options are considered common stock equivalents. The zero coupon, convertible, subordinated notes are not common stock equivalents. Net earnings per common share assuming full dilution was determined on the assumption that the convertible notes were converted as of the beginning of the period or when issued. Net earnings under this assumption have been adjusted for interest net of its tax effect.

      The information required to compute net earnings per share on a primary and fully diluted basis is as follows:


                                            13 Weeks  13 Weeks  26 Weeks  26 Weeks
                                             Ended     Ended     Ended     Ended
                                            June 29,  July 1,   June 29,  July 1,
                                              1996      1995      1996      1995
                                            --------  --------  --------  --------
Primary:
 Weighted average number of common
   and common equivalent shares              158,718   153,642   158,424   153,544
                                            ========  ========  ========  ========

Fully Diluted:
 Net Earnings                               $ 28,237  $ 27,418  $ 61,720  $ 59,892
 Interest expense related to convertible
   notes, net of tax                           2,596     2,495     5,136     4,969
                                            --------  --------  --------  --------
 Adjusted net earnings                      $ 30,833  $ 29,913  $ 66,856  $ 64,861
                                            ========  ========  ========  ========

 Weighted average number of common and
   common equivalent shares                  158,720   154,074   158,433   153,760
 Shares issued upon assumed conversion
   of convertible notes                       16,565    16,580    16,565    16,580
                                            --------  --------  --------  --------
 Shares used in computing net earnings per
   common and common equivalent share
   assuming full dilution                    175,285   170,654   174,998   170,340
                                            ========  ========  ========  ========

3. The Consolidated Statements of Cash Flows do not include the following non-cash investing and financing transactions:

                                                                       26 Weeks Ended           26 Weeks Ended
                                                                          June 29,                   July 1,
                                                                           1996                       1995
                                                                        -----------              -----------
Additional paid-in capital related
  to tax benefit on stock options exercised                             $ 2,021,000              $ 1,994,000
Equipment purchased under capital leases                                  5,252,000                      ---
Conversion of convertible, subordinated
  debt to common stock                                                        6,000                  129,000

Item 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales increased 15% to $1,381,365,000 in the second quarter of 1996 from $1,200,410,000 in the second quarter of 1995 and 18% to $3,014,360,000 for the first six months of 1996 from $2,551,622,000 for the first six months of 1995. Approximately 43% of the increase in sales for the first six months was due to the 79 new stores (net of one store closure) opened subsequent to the second quarter of 1995. Comparable sales for stores and delivery facilities open for more than one year at June 29, 1996 increased 6% for the second quarter of 1996 and 8% for the first half of 1996. While sales of computers, business machines and related supplies rose as a percentage of total sales in the first six months of 1996 over the comparable 1995 period, sales of computers slowed in the second quarter. Additionally, retail prices of paper-related products have decreased, resulting in declining sales dollars on these products. The Company opened 22 office supply stores in the second quarter of 1996, bringing the total number of office supply stores open at the end of the second quarter to 527, compared with 448 stores open at the end of the second quarter of 1995. The Company also operated 23 and 24 contract stationer and delivery warehouses (customer service centers) at the end of the second quarters of 1996 and 1995, respectively. Several of these are new, larger facilities which replaced existing facilities acquired as part of the contract stationer acquisitions in 1993 and 1994. Additionally, in the second quarter of 1996, the Company opened one Images(TM) location resulting in a total of four Images(TM) locations, along with its two Furniture At Work(TM) stores open throughout the quarter.

Gross profit as a percentage of sales was 23.5% and 22.6% during the second quarter and first half of 1996, respectively, as compared with 22.6% during the comparable quarter and first six months of 1995. Gross profit has been positively impacted by improved operating efficiencies in the Company's crossdock facilities. Additionally, margins in the contract stationer business in 1996 have improved slightly from the first quarter to the second quarter. However, lower margin business machines and computers have become a larger percentage of the Company's total sales, resulting in downward pressure on gross profit percentages. The Company's management believes that gross profit as a percentage of sales may fluctuate as a result of numerous factors, including continued expansion of its contract stationer business, increased competitive pricing pressure in more market areas, continued change in sales product mix, continued fluctuation in paper prices, as well as the Company's ability to achieve purchasing efficiencies through growth in total merchandise purchases. Additionally, occupancy costs may increase in new markets and in certain existing markets where the Company plans to add new stores and warehouses to complete its market plan.

Store and warehouse operating and selling expenses as a percentage of sales were 16.3% and 15.7% in the second quarter and first six months of 1996, respectively, as compared to 14.9% and 15.0% in the second quarter and first six months of 1995, respectively. Store and warehouse operating and selling expenses, consisting primarily of payroll and advertising expenses, have increased primarily due to additional costs incurred in the integration of the Company's contract stationer and delivery business. These expenses as a percentage of sales are significantly higher in the contract stationer business than in the retail business, principally due to the need for a more experienced and more highly compensated sales force. Management expects that as the Company progresses toward full integration of this business, certain fixed expenses will decrease in relation to sales, thereby improving the Company's overall store and warehouse operating expense ratio. However, this improvement in integration-related expenses is not expected to significantly impact the Company's expenses until 1997.
Similarly, in the retail business, while the majority of store expenses vary proportionately with sales, there is a fixed cost component to these expenses that, as sales increase within each store and within a cluster of stores in a given market area, should decrease as a percentage of sales. This benefit has partially offset the integration-related impact on operating expenses, as the number of new stores has declined as a percentage of the Company's total retail sales base. Additionally, when the Company enters large metropolitan market areas where the advertising costs for the full market must be absorbed by the small number of facilities opened, advertising expenses are initially higher as a percentage of sales. As additional stores in these large markets are opened, advertising costs, which are substantially a fixed expense for a market area, have been and should continue to be reduced as a percentage of total sales. The Company has also continued a strategy of opening stores in existing markets. While increasing the number of stores increases operating results in absolute dollars, this also has the effect of increasing expenses as a percentage of sales since the sales of certain existing stores in the market may be adversely affected.

Pre-opening expenses increased to $4,357,000 in the second quarter of 1996 from $2,912,000 in the comparable quarter in 1995 and decreased from $6,164,000 to $5,498,000 in the first half of 1996 as compared to the same period in 1995. The Company added 26 office supply stores in the first six months of 1996, 22 of which were in the second quarter, as compared with 29 in the comparable 1995 period, 16 of which were in the second quarter. Pre-opening expenses in the first half of 1995 include costs associated with replacing six existing customer service centers with larger, more functional facilities, while the first half of 1996 pre-opening expenses include costs associated with replacing only one customer service center. Pre-opening expenses, which currently approximate $150,000 per standard office supply store and greater for a megastore, are predominately incurred during a six-week period prior to the store opening. Warehouse pre-opening expenses approximate $500,000; however, these expenses may vary with the size of future warehouses. These expenses consist principally of amounts paid for salaries and property expenses. Since the Company's policy is to expense these items during the period in which they occur, the amount of pre-opening expenses in each period is generally proportional to the number of new stores or customer service centers opened or in the process of being opened during the period.

General and administrative expenses decreased as a percentage of sales to 2.9% and 2.8% for the quarter and six months, respectively, ended June 29, 1996 from 3.0% and 2.9% for the comparable 1995 periods, respectively. However, still impacting these expenses is the Company's commitment, throughout 1995 and 1996, to improving the efficiency of its management information systems and increasing its information systems programming staff. While this increases general and administrative expenses in current periods, partially offsetting other efficiencies, the Company believes the systems investment will provide benefits in the future. General and administrative expenses in prior years had been higher as a percentage of sales in the contract stationers' business than in the retail business. However, these expenses have decreased in 1996 as a percentage of sales, positively affecting the Company's overall general and administrative expenses. There can be no assurance that the Company will be able to continue to increase sales without a proportionate increase in corporate expenditures.

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

Sales made to larger customers are generally made under regular commercial credit terms where the Company carries its own receivables, as opposed to sales made to smaller customers, in which payments are generally tendered in cash or credit cards. Thus, as the Company continues to expand into servicing additional large companies, it is expected that the Company's trade receivables will continue to grow.

Receivables from vendors under rebate, cooperative advertising and marketing programs, which comprise a significant percentage of total receivables, tend to fluctuate seasonally, growing during the second half of the year and declining during the first half. This is the result of collections generally made after an entire program year is completed.

In the first six months of 1996, the Company added 26 office supply stores, compared with 29 new office supply stores added in the comparable period of 1995. Net cash used by operating activities was $53,894,000 in the first six months of 1996, compared with net cash used by operating activities of $87,280,000 in the comparable 1995 period. As stores mature and become more profitable, and as the number of new stores opened in a year becomes a smaller percentage of the existing store base, cash generated from operations of existing stores should provide a greater portion of funds required for new store inventories and other working capital requirements. Cash utilized for capital expenditures was $79,380,000 and $98,100,000 in the first six months of 1996 and 1995, respectively.

During the 26 weeks ended June 29, 1996, the Company's cash balance decreased by $44,404,000 and long- and short-term debt increased by $79,468,000, excluding $8,420,000 in non-cash accretion of interest on the Company's zero coupon, convertible debt and $5,252,000 of equipment purchased under capital leases.

The Company has a credit agreement with its principal bank and a syndicate of commercial banks to provide for a working capital line and letters of credit totaling $300,000,000. The credit agreement provides that funds borrowed will bear interest, at the Company's option, at either: the higher of the prime rate or .5% over the Federal

Funds rate; the LIBOR rate plus .25% to .375%, depending on the fixed charge coverage ratio; 1.75% over the Federal Funds rate; or under a competitive bid facility. The Company must also pay a facility fee of between
 .125% and .25% per annum, depending on the Company's fixed charge coverage ratio on the available and unused portion of the credit facility. The credit facility currently expires June 30, 2000. As of June 29, 1996, the Company had outstanding borrowings of $178,459,000 and had outstanding letters of credit totaling $14,500,000 under the credit facility. The credit agreement contains certain restrictive covenants relating to various financial statement ratios. In addition to the credit facility, the bank has provided a lease facility to the Company under which the bank has agreed to purchase up to $25,000,000 of equipment on behalf of the Company and lease such equipment to the Company. As of June 29, 1996, the Company has utilized approximately $18,321,000 of this lease facility. In July 1996, the Company entered into an additional lease facility with another bank for up to $25,000,000 of equipment.

The Company plans to open 40 to 50 new office supply stores and replace one or two delivery warehouses during the remainder of 1996. Management estimates that the Company's cash requirements, exclusive of pre-opening expenses, will be approximately $1,700,000 for each additional office supply store, which includes an average of approximately $900,000 for leasehold improvements, fixtures, point-of-sale terminals and other equipment in the stores, as well as approximately $800,000 for the portion of the store inventories that is not financed by vendors. The cash requirements, exclusive of pre-opening expenses, for a delivery warehouse is expected to be approximately $5,300,000, which includes an average of $3,100,000 for leasehold improvements, fixtures and other equipment and $2,200,000 for the portion of inventories not financed by vendors. In addition, management estimates that each new store and warehouse will require pre-opening expenses of approximately $150,000 and $500,000, respectively. Pre-opening expenses for a megastore will be higher than a regular office supply store.

FUTURE OPERATING RESULTS

With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties, including those discussed below. The factors discussed below could affect the Company's actual results and could cause the Company's actual results during the remainder of 1996 and beyond to differ materially from those expressed in any forward-looking statement made by the Company.

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

The Company plans to continue its strategy of aggressive store growth, opening 40 to 50 new office supply stores during the remainder of 1996. There can be no assurance that the Company will be able to find favorable store locations, negotiate favorable leases, hire and train employees and store managers, and integrate the new stores in a manner that will allow it to meets its expansion schedule. The failure to be able to expand by opening new stores on plan could have a material adverse effect on the Company's future sales growth and profitability.

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

Fluctuations in the Company's quarterly operating results have occurred in the past and may occur in the future. A variety of factors such as new store openings with their concurrent pre-opening expenses, the extent to which new stores are less profitable as they commence operations, the effect new stores have on the sales of existing stores in more mature markets, the pricing activity of both stores and contract stationers in the Company's markets, changes in the Company's product mix, increases and decreases in net advertising and promotional expenses, the effects of seasonality, acquisitions of contract stationers and stores of competitors or other events could contribute to this quarter to quarter variability.

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

The Company has entered a number of international markets using licensing agreements and joint venture arrangements. The Company intends to enter other international markets as attractive opportunities arise. In addition to the risks described above that face the Company's domestic store and delivery operations, internationally the Company also faces the risk of foreign currency fluctuations, local conditions and competitors, obtaining adequate and appropriate inventory and, since its foreign operations are not wholly-owned, a lack of operating control in certain countries.

The Company believes that its current cash and cash equivalents, equipment leased under the Company's existing or new lease financing arrangements and funds available under its revolving credit facility should be sufficient to fund its planned store and delivery center openings and other operating cash needs, including investments in international joint ventures, for at least the next twelve months. However, there can be no assurance that additional sources of financing will not be required during the next twelve months as a result of unanticipated cash demands or opportunities for expansion or acquisition, changes in growth strategy or adverse operating results. Also, alternative financing will be considered if market conditions make it financially attractive. There also can be no assurance that any additional funds required by the Company, whether within the next twelve months or thereafter, will be available to the Company on satisfactory terms.


                          PART II.  OTHER INFORMATION

Items 1-3       Not applicable.

Item 4          Submission of Matters to a Vote of Security Holders

                At the Annual Meeting of Stockholders of Office Depot, Inc. held on May 23, 1996, the following nominees for election as Directors of the Corporation were elected:


                                                 Number of Shares
                                                 ----------------
          Nominee                          For                   Withheld
          -------                         ----                   --------
      Mark D. Begelman                 123,659,648                419,369
      Cynthia Cohen Turk               123,688,394                390,623
      Herve Defforey                   123,674,101                404,916
      David I. Fuente                  123,678,595                400,422
      W. Scott Hedrick                 123,693,077                385,940
      James L. Heskett                 123,688,348                390,669
      John B. Mumford                  123,687,852                391,165
      Michael J. Myers                 123,675,577                403,400
      Peter J. Solomon                 123,695,817                383,200
      Alan L. Wurtzel                  123,692,050                386,967


                The number of shares of broker non-votes for the election of Directors was none.

                In addition, the appointment of Deloitte & Touche LLP as independent public accountants to audit the Corporation's consolidated financial statements for the fiscal year ending December 28, 1996 was approved by the following vote:


                       For the proposal:      123,805,015
                       Against the proposal:      147,064
                       Abstaining:                126,939


                The number of shares of broker non-votes in the above proposal was none.

Item 5          Not applicable.

Item 6          Exhibits and Reports on Form 8-K

  a.  3.1       Amended and Restated Bylaws

     27.1       Financial Data Schedule (for SEC use only).

  b. The Company did not file any Reports on Form 8-K during the quarter ended June 29, 1996.

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











                                             OFFICE DEPOT, INC.
                                             ------------------
                                                 (Registrant)






Date:  August 12, 1996                 By:/s/ Barry J. Goldstein
                                       --------------------------------
                                       Barry J. Goldstein
                                       Executive Vice President-Finance
                                       and Chief Financial Officer

                               INDEX TO EXHIBITS


3.1     Amended and Restated Bylaws

27.1    Financial Data Schedule (for SEC use only)