Form 10-Q
period 1996-09-28
OFFICE DEPOT INC
filed 1996-11-12
CIK 800240

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended              September 28, 1996
                              ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  -------------------------

Commission file number                          1-10948
                      --------------------------------------------------------

                             OFFICE DEPOT, INC.
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


              Delaware                                         59-2663954
------------------------------------------------------------------------------
     (State or other jurisdiction                            (I.R.S. Employer
     incorporation or organization)                        Identification No.)

     2200 Old Germantown Road, Delray Beach, Florida             33445
------------------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

                               (407) 278-4800
------------------------------------------------------------------------------
             (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

     Yes    X                   No
         ------                   -------

The registrant had 157,107,234 shares of common stock outstanding as of November 7, 1996.

                               OFFICE DEPOT, INC.

                                     INDEX

                                                                  Page

Part I.  FINANCIAL INFORMATION


      Item 1       Financial Statements

                   Consolidated Statements of Earnings for the
                   13  and 39 Weeks Ended September 28, 1996
                   and September 30, 1995                               3

                   Consolidated Balance Sheets as of
                   September 28, 1996 and December 30, 1995             4

                   Consolidated Statements of Cash Flows for the
                   39 Weeks Ended September 28, 1996 and
                   September 30, 1995                                   5

                   Notes to Consolidated Financial Statements         6-8

      Item 2       Management's Discussion and Analysis of
                   Financial Condition and Results of Operations     9-15

Part II.  OTHER INFORMATION                                         16-17


SIGNATURE                                                              18

INDEX TO EXHIBITS                                                      19


                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                           13 Weeks           13 Weeks          39 Weeks          39 Weeks
                                             Ended             Ended             Ended             Ended
                                         September 28,     September 30,     September 28,     September 30,
                                             1996              1995              1996              1995
                                          ----------        ----------        ----------        -----------
Sales                                      $1,509,650        $1,337,108        $4,524,010        $3,888,730
Cost of goods sold and occupancy costs      1,175,964         1,029,618         3,510,242         3,004,607
                                           ----------        ----------        ----------        ----------

Gross profit                                  333,686           307,490         1,013,768           884,123

Store and warehouse operating
 and selling expenses                         232,115           197,838           703,870           580,243
Pre-opening expenses                            1,248             4,244             6,746            10,408
General and administrative expenses            37,512            37,116           122,342           110,007
Amortization of goodwill                        1,306             1,290             3,942             3,882
                                           ----------        ----------        ----------        ----------
                                              272,181           240,488           836,900           704,540
                                           ----------        ----------        ----------        ----------

   Operating Profit                            61,505            67,002           176,868           179,583

Other expense
   Interest expense, net                        6,609             5,151            17,783            16,782
   Equity and franchise loss, net               1,463               241             1,830               614
                                           ----------        ----------        ----------        ----------

   Earnings before income taxes                53,433            61,610           157,255           162,187

Income taxes                                   21,575            24,768            63,677            65,453
                                           ----------        ----------        ----------        ----------

   Net earnings                            $   31,858        $   36,842        $   93,578        $   96,734
                                           ==========        ==========        ==========        ==========

Earnings per common and
 common equivalent share:
    Primary                                $     0.20        $     0.24        $     0.59        $     0.63
    Fully diluted                          $     0.20        $     0.23        $     0.58        $     0.61


                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                    September 28,       December 30,
                                                        1996               1995
                                                    -------------      ------------
                                                    (Unaudited)
                 ASSETS

Current Assets
  Cash and cash equivalents                          $     35,574      $     61,993
  Receivables, net of allowances                          393,356           380,431
  Merchandise inventories                               1,236,276         1,258,413
  Deferred income taxes                                    25,980            18,542
  Prepaid expenses                                         13,823            11,620
                                                     ------------      ------------

     Total current assets                               1,705,009         1,730,999

Property and equipment, net                               643,366           565,082
Goodwill, net of amortization                             191,352           195,302
Other assets                                               51,090            39,834
                                                     ------------      ------------
                                                     $  2,590,817      $  2,531,217
                                                     ============      ============



    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                   $    716,033      $    841,589
  Accrued expenses                                        178,711           166,575
  Income taxes                                             23,359            10,542
  Current maturities of long-term debt                      2,438             3,309
                                                     ------------      ------------

     Total current liabilities                            920,541         1,022,015

Long-Term Debt, less current maturities                   129,573           112,340
Deferred Taxes and Other Credits                           29,177            11,297
Zero Coupon, Convertible, Subordinated Notes              395,301           382,570

Common Stockholders' Equity
  Common stock - authorized-400,000,000 shares of
    $.01 par value; issued 159,244,915 in 1996 and
    157,961,801 in 1995                                     1,592             1,580
  Additional paid-in capital                              625,762           605,876
  Foreign currency translation adjustment                  (1,040)             (794)
  Retained earnings                                       491,661           398,083
  Less: 2,163,447 shares of treasury stock                 (1,750)           (1,750)
                                                     ------------      ------------
                                                        1,116,225         1,002,995
                                                     ------------      ------------
                                                     $  2,590,817      $  2,531,217
                                                     ============      ============

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                  (Unaudited)

                                                                           39 Weeks Ended        39 Weeks Ended
                                                                           September 28,         September 30,
                                                                                1996                  1995
                                                                            -------------        --------------

Cash flows from operating activities
  Cash received from customers                                             $    4,494,896        $  3,831,171
  Cash paid for merchandise inventories                                        (3,436,292)         (2,943,430)
  Cash paid for store and warehouse operating,
     selling and general and administrative expenses                             (932,337)           (752,205)
  Interest received                                                                 1,088                 696
  Interest paid                                                                    (6,272)             (5,189)
  Taxes paid                                                                      (42,293)            (55,207)
                                                                           --------------        ------------

  Net cash provided by operating activities                                        78,790              75,836
                                                                           --------------        ------------

Cash flows from investing activities
  Capital expenditures-net                                                       (127,827)           (154,373)
                                                                           --------------        ------------

  Net cash used by investing activities                                          (127,827)           (154,373)
                                                                           --------------        ------------

Cash flows from financing activities
  Proceeds from exercise of stock options and sales
     of stock under employee stock purchase plan                                   11,755              15,369
  Proceeds from stock offerings                                                       ---             122,023
  Foreign currency translation adjustment                                            (246)              2,308
  Proceeds from long- and short-term borrowings                                   120,833             176,430
  Payments on long- and short-term borrowings                                    (109,724)           (206,868)
                                                                           --------------        ------------

  Net cash provided by financing activities                                        22,618             109,262
                                                                           --------------        ------------

  Net increase (decrease) in cash and cash equivalents                            (26,419)             30,725

Cash and cash equivalents at beginning of period                                   61,993              32,406
                                                                           --------------        ------------

Cash and cash equivalents at end of period                                 $       35,574             $63,131
                                                                           ==============        ============

Reconciliation of net earnings to net cash
  provided by operating activities
    Net earnings                                                           $       93,578             $96,734
    Adjustments to reconcile net earnings to net cash
      provided by operating activities
        Depreciation and amortization                                              60,358              47,252
        Provision for losses on inventory shrinkage
          and accounts receivable                                                  21,358              11,007
        Accreted interest on convertible, subordinated notes                       12,737              12,127
        Contributions of common stock to employee
          benefit and stock purchase plans                                          2,712               2,349
        Changes in assets and liabilities
          (Increase) in receivables                                               (16,483)            (60,513)
          (Increase) decrease in inventories                                        4,337             (48,078)
          (Increase) in prepaid expenses and other assets                         (22,508)            (11,743)
          Increase (decrease) in accounts payable, accrued
            expenses and deferred credits                                         (77,299)             26,701
                                                                           --------------        ------------

    Total adjustments                                                             (14,788)            (20,898)
                                                                           --------------        ------------

Net cash provided by operating activities                                  $       78,790        $     75,836
                                                                           ==============        ============

                      OFFICE DEPOT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The interim financial statements as of September 28, 1996 and for the 13 and 39 week periods ended September 28, 1996 and September 30, 1995 are unaudited; however, such interim statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to prior year statements to conform to current year presentations. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 30, 1995.

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

     The information required to compute net earnings per share on a primary and fully diluted basis is as follows:


                                            13 Weeks          13 Weeks          39 Weeks         39 Weeks
                                             Ended             Ended             Ended            Ended
                                          September 28,    September 30,      September 28,   September 30,
                                             1996              1995               1996            1995
                                            --------         --------            --------       --------
Primary:
 Weighted average number of common
    and common equivalent shares             158,612          156,640             158,484        154,576
                                            ========         ========            ========       ========

Fully Diluted:
 Net Earnings                               $ 31,858         $ 36,842            $ 93,578       $ 96,734
 Interest expense related to convertible
   notes, net of tax                           2,598            2,428               7,770          7,397
                                            --------         --------            --------       --------
 Adjusted net earnings                      $ 34,456         $ 39,270            $101,348       $104,131
                                            ========         ========            ========       ========

 Weighted average number of common and
   common equivalent shares                  158,861          156,675             158,570        154,729
 Shares issued upon assumed conversion
   of convertible notes                       16,565           16,573              16,565         16,580
                                            --------         --------            --------       --------
 Shares used in computing net earnings per
   common and common equivalent share
   assuming full dilution                    175,426          173,248             175,135        171,309
                                            ========         ========            ========       ========

3. In September 1996, the Company entered into an agreement and plan of merger (the "Merger Agreement") with Staples, Inc. ("Staples") and Marlin Acquisition Corp., a wholly-owned subsidiary of Staples ("Acquisition Sub"). Pursuant to the Merger Agreement, (i) Acquisition Sub will be merged with and into Office Depot, and Office Depot will become a wholly-owned subsidiary of Staples and (ii) each outstanding share of the Company's common stock will be converted into the right to receive 1.14 shares of common stock of Staples. The consummation of the merger is subject to a number of conditions, including approval by the stockholders of both the Company and Staples, and the receipt of governmental consents and approvals, including those under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the Canadian Competition Act. On
     November 1, 1996, the FTC submitted to Staples and Office Depot a request for additional information and documentary material (the "Second Request"). Staples and Office Depot are in the process of furnishing information in response to the Second Request. In connection with the merger, both companies also issued mutual options to purchase up to 19.9% of the outstanding stock of the other company under certain conditions.

     The merger, when completed, will be accounted for as a pooling of interests, and, accordingly, the Company's prior period financial statements will be restated and combined with the prior period financial statements of Staples, as if the merger had taken place at the beginning of the periods reported.

     Based upon the number of outstanding shares of Staples Common Stock and Office Depot Common Stock as of September 28, 1996, the stockholders of Office Depot immediately prior to the consummation of the Merger will own approximately 53% of the outstanding shares of Staples Common Stock immediately following consummation of the Merger.

     Upon consummation of the merger, pursuant to the Merger Agreement, each outstanding option to purchase Office Depot Common Stock will be converted into an option to purchase such number of shares of Staples Common Stock (rounded down to the nearest whole number) as is equal to the number of shares of Office Depot Common Stock issuable upon exercise of such option immediately prior to the Effective Time multiplied by the Exchange Ratio. The exercise price per share of each such option, as so converted, will be equal to (x) the aggregate exercise price for the shares of Office Depot Common Stock otherwise purchasable pursuant to such Office Depot Stock Option immediately prior to the Effective Time divided by (y) the number of whole shares of Staples Common Stock deemed purchasable pursuant to such Office Depot Stock Option as determined above (rounded up to the nearest whole cent). All outstanding Office Depot Stock Options will become exercisable in full upon the closing of the merger.

4. The Consolidated Statements of Cash Flows do not include the following non-cash investing and financing transactions:

                                                39 Weeks Ended    39 Weeks Ended
                                                 September 28,     September 30,
                                                      1996              1995
                                                --------------    --------------
  Additional paid-in capital related
     to tax benefit on stock options exercised    $5,427,000        $3,551,000
  Equipment purchased under capital leases         5,252,000               ---
  Conversion of convertible, subordinated
     debt to common stock                              6,000           233,000



5. Effective September 4, 1996, the Company's Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan"). The Rights Plan provides for the issuance to stockholders of record on September 16, 1996 one right for each outstanding share of the Company's common stock. The rights will become exercisable only if a person or group, other than Staples and its affiliates, acquires 20% or more of the Company's outstanding common stock or announces a tender or exchange offer that would result in ownership of 20% or more of the Company's common stock. Each right, should it become exercisable, will entitle the holder to purchase one one-thousandth of a share of Junior Participating Preferred Stock, Series A of the Company at an exercise price of $95.00, subject to adjustment.

     In the event of an acquisition, each right will entitle the holder, other than an acquirer, to receive a number of shares of common stock with a market value equal to twice the exercise price of the right. In addition, in the event that the Company is involved in a merger or other business combination wherein the Company is not the surviving corporation, or wherein common stock is changed or exchanged, or in a transaction with any entity other than Staples or any affiliate thereof in which 50% or more of the Company's assets or earning power is sold, each holder of a right, other than an acquirer, will have the right to receive, at the exercise price of the right, a number of shares of common stock of the acquiring company with a market value equal to twice the exercise price of the right.

     The Company's board of directors may redeem the rights for $0.01 per right at any time prior to an acquisition.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales increased 13% to $1,509,650,000 in the third quarter of 1996 from $1,337,108,000 in the third quarter of 1995 and 16% to $4,524,010,000 for the first nine months of 1996 from $3,888,730,000 for the first nine months of 1995. Approximately 40% of the increase in sales for the first nine months was due to the 74 new stores opened subsequent to the third quarter of 1995. Comparable sales for stores and delivery facilities open for more than one year at September 28, 1996 increased 4% for the third quarter of 1996 and 7% for the first nine months of 1996. While sales of computers, business machines and related supplies rose as a percentage of total sales in the first nine months of 1996 over the comparable 1995 period, sales of computers slowed in the second and third quarters of 1996 compared to the third quarter of 1995. Additionally, retail prices of paper-related products have decreased, negatively affecting sales dollars on these products. The Company opened eight office supply stores in the third quarter of 1996, bringing the total number of office supply stores open at the end of the third quarter to 535, compared with 461 stores open at the end of the third quarter of 1995. The Company also operated 23 and 24 contract stationer and delivery warehouses (customer service centers) at the end of the third quarters of 1996 and 1995, respectively. Several of these are newer, larger facilities which replaced existing facilities acquired as part of the contract stationer acquisitions in 1993 and 1994. Additionally, in the third quarter of 1996, the Company opened one Furniture At Work(TM) store. As of September 28, 1996, the Company operated four Images(TM) and three Furniture At Work(TM) stores.

Gross profit as a percentage of sales was 22.1% and 22.4% during the third quarter and first nine months of 1996, respectively, as compared with 23.0% and 22.7% during the comparable quarter and first nine months of 1995, respectively. Sales of lower margin business machines and computers, while slowing somewhat, continue to result in downward pressure on gross profit percentages. Improved operating efficiencies in the Company's crossdock facilities have partially offset this negative impact. Additionally, margins in the contract stationer business in 1996 have improved over comparable 1995 periods. The Company's management believes that gross profit as a percentage of sales may fluctuate as a result of numerous factors, including continued expansion of its contract stationer business, increased competitive pricing pressure in more market areas, continued change in sales product mix, continued fluctuation in paper prices, as well as the Company's ability to achieve purchasing efficiencies through growth in total merchandise purchases. Additionally, occupancy costs may increase in new markets and in certain existing markets where the Company plans to add new stores and warehouses to complete its market plan.

Store and warehouse operating and selling expenses as a percentage of sales were 15.4% and 15.6% in the third quarter and first nine months of 1996, respectively, as compared to 14.8% and 14.9% in the third quarter and first nine months of 1995, respectively. Store and warehouse operating and selling expenses, consisting primarily of payroll and advertising expenses, have increased primarily due to additional costs incurred in the integration of the Company's contract stationer and delivery business. These expenses as a percentage of sales are significantly higher in the contract stationer business than in the retail business, principally due to the need for a more experienced and more highly compensated sales force. Management expects that as the Company progresses toward full integration of this business, certain fixed expenses will decrease as a percentage of sales, thereby improving the Company's overall store and warehouse operating expense ratio. However, this improvement in integration-related expenses is not expected to significantly impact the Company's expenses until 1997. Similarly, in the retail business, while the majority of store expenses vary proportionately with sales, there is a fixed cost component to these expenses that, as sales increase within each store and within a cluster of stores in a given market area, should decrease as a percentage of sales. This benefit in the retail business has partially offset the integration-related impact on operating expenses in the contract stationer business, as the number of new stores has declined as a percentage of the Company's total retail sales base. Additionally, when the Company enters large metropolitan market areas where the advertising costs for the full market must be absorbed by the small number of facilities opened, advertising expenses are initially higher as a percentage of sales. As additional stores in these large markets are opened, advertising costs, which are substantially a fixed expense for a market area, have been and should continue to be reduced as a percentage of total sales. The Company has also continued a strategy of opening stores in existing markets. While increasing the number of stores increases operating results in absolute dollars, this also has the effect of increasing expenses as a percentage of sales since the sales of certain existing stores in the market may be adversely affected.

Pre-opening expenses decreased to $1,248,000 in the third quarter of 1996 from $4,244,000 in the comparable quarter in 1995 and from $10,408,000 to $6,746,000 in the first nine months of 1996 as compared to the same period in 1995. The Company added 34 office supply stores in the first nine months of 1996, eight of which were in the third quarter, as compared with 42 in the comparable 1995 period, 13 of which were in the third quarter. Pre-opening expenses in the first nine months of 1995 include costs associated with replacing six existing customer service centers with larger, more functional facilities, while the first nine months of 1996 pre-opening expenses include costs associated with replacing only two customer service centers. Pre-opening expenses, which currently approximate $150,000 per standard office supply store and greater for a megastore, are predominately incurred during a six-week period prior to the store opening. Warehouse pre-opening expenses approximate $500,000; however, these expenses may vary with the size of future warehouses. These expenses consist principally of amounts paid for salaries and property expenses. Since the Company's policy is to expense these items during the period in which they occur, the amount of pre-opening expenses in each period is generally proportional to the number of new stores or customer service centers opened or in the process of being opened during the period.

General and administrative expenses decreased as a percentage of sales to 2.5% and 2.7% for the quarter and nine months ended September 28, 1996, respectively, from 2.8% for the comparable 1995 periods. However, still impacting these expenses is the Company's commitment to improving the efficiency of its management information systems and increasing its information systems programming staff. While this increases general and administrative expenses in current periods, partially offsetting other efficiencies, the Company believes the systems investment will provide benefits in the future. General and administrative expenses in prior years had been higher as a percentage of sales in the contract stationers' business than in the retail business. However, these expenses have decreased in 1996 as a percentage of sales, positively affecting the Company's overall general and administrative expenses. There can be no assurance that the Company will be able to continue to increase sales without a proportionate increase in corporate expenditures.

In September 1996, the Company entered into an agreement and plan of merger (the "Merger Agreement") with Staples, Inc. ("Staples") and Marlin Acquisition Corp., a wholly-owned subsidiary of Staples ("Acquisition Sub"). Pursuant to the Merger Agreement, (i) Acquisition Sub will be merged with and into Office Depot, and Office Depot will become a wholly-owned subsidiary of Staples and
(ii) each outstanding share of the Company's common stock will be converted into the right to receive 1.14 shares of common stock of Staples. The consummation of the merger is subject to a number of conditions, including approval by the stockholders of both the Company and Staples, and the receipt of governmental consents and approvals, including those under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the Canadian Competition Act. On November 1, 1996, the FTC submitted to Staples and Office Depot a request for additional information and documentary material (the "Second Request"). Staples and Office Depot are in the process of furnishing information in response to the Second Request. In connection with the merger, both companies also issued mutual options to purchase up to 19.9% of the outstanding stock of the other company under certain conditions.

The merger, when completed, will be accounted for as a pooling of interests, and, accordingly, the Company's prior period financial statements will be restated and combined with the prior period financial statements of Staples, as if the merger had taken place at the beginning of the periods reported.

Based upon the number of outstanding shares of Staples Common Stock and Office Depot Common Stock as of September 28, 1996, the stockholders of Office Depot immediately prior to the consummation of the Merger will own approximately 53% of the outstanding shares of Staples Common Stock immediately following consummation of the Merger.

Upon consummation of the merger, pursuant to the Merger Agreement, each outstanding option to purchase Office Depot Common Stock will be converted into an option to purchase such number of shares of Staples Common Stock (rounded down to the nearest whole number) as is equal to the number of shares of Office Depot Common Stock issuable upon exercise of such option immediately prior to the Effective Time multiplied by the Exchange Ratio. The exercise price per share of each such option, as so converted, will be equal to (x) the aggregate exercise price for the shares of Office Depot Common Stock otherwise purchasable pursuant to such Office Depot Stock Option immediately prior to the Effective Time divided by (y) the number of whole shares of Staples Common Stock deemed purchasable pursuant to such Office Depot Stock Option as determined above (rounded up to the nearest whole cent). All outstanding Office Depot Stock Options will become exercisable in full upon the closing of the merger.

The pending merger with Staples has not had a material effect on the Company's results of operations for the period ended September 28, 1996. There can be no assurance that the pending Merger will not have a material effect on the Company in the future.

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

In the first nine months of 1996, the Company added 34 office supply stores, compared with 42 new office supply stores added in the comparable period of 1995. Net cash provided by operating activities was $78,790,000 in the first nine months of 1996, compared with $75,836,000 provided in the comparable 1995 period. As stores mature and become more profitable, and as the number of new stores opened in a year becomes a smaller percentage of the existing store base, cash generated from operations of existing stores should provide a greater portion of funds required for new store inventories and other working capital requirements. Cash utilized for capital expenditures was $127,827,000 and $154,373,000 in the first nine months of 1996 and 1995, respectively.

During the 39 weeks ended September 28, 1996, the Company's cash balance decreased by $26,419,000 and long- and short-term debt increased by $11,104,000, excluding $12,737,000 in non-cash accretion of interest on the Company's zero coupon, convertible debt and $5,252,000 of equipment purchased under capital leases.

The Company has a credit agreement with its principal bank and a syndicate of commercial banks to provide for a working capital line and letters of credit totaling $300,000,000. The credit agreement provides that funds borrowed will bear interest, at the Company's option, at either: the higher of the prime rate or .5% over the Federal Funds rate; the LIBOR rate plus .25% to .375%, depending on the fixed charge coverage ratio; 1.75% over the Federal Funds rate; or under a competitive bid facility. The Company must also pay a facility fee of between .125% and .25% per annum, depending on the Company's fixed charge coverage ratio on the available and unused portion of the credit facility. The credit facility currently expires June 30, 2000. As of September 28, 1996, the Company had outstanding borrowings of $110,881,000 and had outstanding letters of credit totaling $15,596,000 under the credit facility. The credit agreement contains certain restrictive covenants relating to various financial statement ratios. In addition to the credit facility, the bank has provided a lease facility to the Company under which the bank has agreed to purchase up to $25,000,000 of equipment on behalf of the Company and lease such equipment to the Company. As of September 28, 1996, the Company has utilized approximately $18,321,000 of this lease facility. In July 1996, the Company entered into an additional lease facility with another bank for up to $25,000,000 of equipment. As of September 28, 1996, the Company has utilized approximately $7,155,000 of this additional lease facility.

The Company plans to open 25 to 30 new office supply stores and replace one delivery warehouse during the remainder of 1996. Management estimates that the Company's cash requirements, exclusive of pre-opening expenses, will be approximately $1,700,000 for each additional office supply store, which includes an average of approximately $900,000 for leasehold improvements, fixtures, point-of-sale terminals and other equipment in the stores, as well as approximately $800,000 for the portion of the store inventories that is not financed by vendors. The cash requirements, exclusive of pre-opening expenses, for a delivery warehouse is expected to be approximately $5,300,000, which includes an average of $3,100,000 for leasehold improvements, fixtures and other equipment and $2,200,000 for the portion of inventories not financed by vendors. In addition, management estimates that each new store and warehouse will require pre-opening expenses of approximately $150,000 and $500,000, respectively. Pre-opening expenses for a megastore will be higher than a regular office supply store.

FUTURE OPERATING RESULTS

With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties, including those discussed below. The factors discussed below could affect the Company's actual results and could cause the Company's actual results during the remainder of 1996 and beyond to differ materially from those expressed in any forward- looking statement made by the Company.

With respect to the proposed Merger, the Board of Directors of both Office Depot and Staples believe the combined company will have greater financial strength, operational efficiencies, earning power and growth potential than either company would have on its own. These potential benefits include synergies of the combined company in reduced product costs, advertising and marketing expenses, distribution costs and general and administrative expenses. Additionally, management believes the combined company will be able to take advantage of a complementary store network, a complementary delivery network, and the best of personnel and operating systems and practices employed by the two companies.

Integration of the operations of the two companies and management will be a time-consuming process, and there can be no assurance that this integration will result in the achievement of the anticipated synergies and other benefits expected to be realized from the Merger. Moreover, the integration of these organizations will require the dedication of management resources, which may temporarily distract attention from the day-to-day business of the combined company.

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

The Company plans to continue its strategy of aggressive store growth, opening 25 to 30 new office supply stores during the remainder of 1996. There can be no assurance that the Company will be able to find favorable store locations, negotiate favorable leases, hire and train employees and store managers, and integrate the new stores in a manner that will allow it to meet its expansion schedule. The failure to be able to expand by opening new stores on plan could have a material adverse effect on the Company's future sales growth and profitability.

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

The Company has grown dramatically over the past several years and has shown significant increases in its sales, stores in operation, employees and warehouse and delivery operations. In addition, the Company acquired a number of contract stationer operations and the expenses incurred in the integration of acquired facilities in its delivery business have contributed to increased warehouse expenses. These integration costs are expected to continue to impact store and warehouse expenses at decreasing levels through the end of 1996. The failure to achieve the projected decrease in integration costs towards the end of 1996 could result in a significant impact on the Company's net income. The Company's growth, through both store openings and acquisitions, will continue to require the expansion and upgrading of the Company's operational and financial systems, as well as necessitate the hiring of new managers at the store and supervisory level.

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

                          PART II.  OTHER INFORMATION


Item 1        Legal Proceedings

  On September 6, 1996, a complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County, entitled DR. WILLIAM A. DOMBROWSKI v. OFFICE DEPOT, INC. ET AL., Civil Action No. 15203. Among other things, this lawsuit asserts a claim for breach of fiduciary duty against members of the Office Depot Board, seeks to be certified as a class action and seeks injunctive relief in connection with the Merger. Office Depot and the Office Depot Board believe that this lawsuit is without merit and will defend against it vigorously.

Item 2        Changes in Securities

  Effective September 4, 1996, the Company's Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan"). The Rights Plan provides for the issuance to stockholders of record on September 16, 1996 one right for each outstanding share of the Company's common stock. The rights will become exercisable only if a person or group, other than Staples and its affiliates, acquires 20% or more of the Company's outstanding common stock or announces a tender or exchange offer that would result in ownership of 20% or more of the Company's common stock. Each right, should it become exercisable, will entitle the holder to purchase one one-thousandth of a share of Junior Participating Preferred Stock, Series A of the Company at an exercise price of $95.00, subject to adjustment.

  In the event of an acquisition, each right will entitle the holder, other than an acquirer, to receive a number of shares of common stock with a market value equal to twice the exercise price of the right. In addition, in the event that the Company is involved in a merger or other business combination wherein the Company is not the surviving corporation, or wherein common stock is changed or exchanged, or in a transaction with any entity other than Staples or any affiliate thereof in which 50% or more of the Company's assets or earning power is sold, each holder of a right, other than an acquirer, will have the right to receive, at the exercise price of the right, a number of shares of common stock of the acquiring company with a market value equal to twice the exercise price of the right.

  The Company's board of directors may redeem the rights for $0.01 per right at any time prior to an acquisition.

Items 3-5     Not applicable.

Item 6        Exhibits and Reports on Form 8-K

  a.  See "Index to Exhibits"

  b. The Company filed a report on Form 8-K on September 6, 1996, effective September 4, 1996, disclosing that it had entered into an agreement and plan of merger (the "Merger Agreement") with Staples, Inc.

      ("Staples") and Marlin Acquisition Corp., a wholly-owned subsidiary of Staples ("Acquisition Sub"). Pursuant to the Merger Agreement, (i) Acquisition Sub will be merged with and into Office Depot, and Office Depot will become a wholly-owned subsidiary of Staples and (ii) each outstanding share of common stock of Office Depot will be converted into the right to receive 1.14 shares of common stock of Staples. In connection with the merger, both companies also issued mutual options to purchase up to 19.9% of the outstanding stock of the other company under certain conditions.

      The Company filed a report on Form 8-K on September 16, 1996, effective September 4, 1996, disclosing that the Company's Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan"). The Rights Plan provides for the issuance of one right for each outstanding share of the Company's common stock. The rights will become exercisable only if a person or group, other than Staples and its affiliates, acquires 20% or more of the Company's outstanding common stock or announces a tender or exchange offer that would result in ownership of 20% or more of the Company's common stock. Each right, should it become exercisable, will entitle the holder to purchase one one-thousandth of a share of Junior Participating Preferred Stock, Series A of the Company at an exercise price of $95.00, subject to adjustment.

      In the event of an acquisition, each right will entitle the holder, other than an acquirer, to receive a number of shares of common stock with a market value equal to twice the exercise price of the right. In addition, in the event that the Company is involved in a merger or other business combination with any entity other than Staples or an affiliate thereof wherein the Company is not the surviving corporation, or wherein common stock is changed or exchanged, or in a transaction with any entity other than Staples or an affiliate thereof in which 50% or more of its assets or earning power are sold, each holder of a right, other than an acquirer, will have the right to receive, at the exercise price of the right, a number of shares of common stock of the acquiring company with a market value equal to twice the exercise price of the right.

      The Company's board of directors may redeem the rights for $0.01 per right at any time prior to an acquisition.

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








                                          OFFICE DEPOT, INC.
                                          ------------------
                                             (Registrant)




Date:  November 12, 1996           By: /s/ Barry J. Goldstein
                                       --------------------------------
                                       Barry J. Goldstein
                                       Executive Vice President-Finance
                                       and Chief Financial Officer

                               INDEX TO EXHIBITS



Exhibit No.                  Description                              Page No.
-----------                  -----------                              --------
   2.1            Agreement and Plan of Merger dated as of
                  September 4, 1996 among Staples, Inc.,
                  Marlin Acquisition Corp. and Office Depot, Inc.         *

   4.1            Rights Agreement dated as of September 4, 1996
                  between Office Depot, Inc. and ChaseMellon
                  Shareholder Services, L.L.C., as Rights Agent,
                  including the form of Certificate of Designation,
                  Preferences and Rights of Junior Participating
                  Preferred Stock, Series A attached thereto as
                  Exhibit A, the form of Rights Certificate attached
                  thereto as Exhibit B and the Summary of Rights
                  attached thereto as Exhibit C.                         **

  10.1            Stock Option Agreement dated as of September 4,
                  1996 between Staples, Inc., as Grantee, and
                  Office Depot, Inc. as Grantor.                          *

  10.2            Stock Option Agreement dated as of September 4,
                  1996 between Office Depot, Inc., as Grantee, and
                  Staples, Inc., as Grantor.                              *

  27.1            Financial Data Schedule (for SEC use only)


 *Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on September 6, 1996.

**Incorporated by reference to the Company's Registration Statement on Form 8-A, filed with the Commission on September 6, 1996.