Form 10-K405
period 1996-12-28
OFFICE DEPOT INC
filed 1997-03-28
CIK 800240

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                 EFFECTIVE OCTOBER 7, 1996).
                 FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-10948
                               OFFICE DEPOT, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      59-2663954
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
               or organization)
   2200 OLD GERMANTOWN ROAD, DELRAY BEACH,                         33445
                   FLORIDA
   (Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code: 561/278-4800

          Securities registered pursuant to Section 12(b) of the Act:

                                                              NAME OF EACH EXCHANGE ON
                    TITLE OF EACH CLASS                           WHICH REGISTERED
                    -------------------                       ------------------------
Common Stock, par value $0.01 per share.....................   New York Stock Exchange
Preferred Share Purchase Rights.............................   New York Stock Exchange
Liquid Yield Option Notes due 2007 convertible into Common
  Stock.....................................................   New York Stock Exchange
Liquid Yield Option Notes due 2008 convertible into Common
  Stock.....................................................   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X  No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 24, 1997 was approximately $3,471,557,773.

     As of March 24, 1997, the Registrant had 157,471,381 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     No documents (other than exhibits) have been incorporated by reference to this Annual Report on Form 10-K.
================================================================================

                                     PART I

ITEM 1.  BUSINESS.

PROPOSED MERGER

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

     The consummation of the merger is subject to a number of conditions, including approval by the stockholders of both the Company and Staples, and the receipt of governmental consents and approvals, including those under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") and the Canadian Competition Act. On November 1, 1996, the Federal Trade Commission ("FTC") issued a Second Request for Information to Staples and the Company, beginning an investigation of the merger. Since that time, the Company has cooperated with the FTC in its review of the merger and has provided the FTC with requested documents and information. The Company believes the merger fully complies with the antitrust laws. An "Advanced Ruling Certificate" from the Canadian Competition Bureau clearing the proposed merger under Canadian law was received on December 16, 1996.

     On March 10, 1997, the FTC voted to challenge the merger. Staples and the Company plan to vigorously contest any FTC challenge. Nevertheless, the Company has been working with Staples and the FTC staff on an acceptable divestiture of stores or other settlement arrangement that would benefit the Company, its shareholders and its customers by allowing the merger to close. Staples and the Company have entered into an agreement with OfficeMax, Inc. ("OfficeMax") whereby Staples and the Company would divest a total of 63 stores, which Staples and the Company believe should remedy any perceived competitive issues and should obviate the need for any FTC challenge. The FTC is currently reviewing the proposed divestiture package, and has withheld issuance of a complaint pending this review. If this or another settlement is ultimately approved by the FTC, a consent decree would be issued along with the complaint that would allow the merger to close.

     If a settlement is not ultimately approved by the FTC, the Company anticipates the merger will be subject to litigation with the FTC. A preliminary injunction hearing will be held, likely within a few months of the issuance of the complaint. Whether or not the FTC is ultimately successful in obtaining a preliminary injunction, after any appeals, the FTC has told the Company it plans to pursue its challenge in FTC administrative hearings. Staples and the Company each have the right to terminate the Merger Agreement if the merger has not been consummated by May 31, 1997.

     Notwithstanding the Company's belief that the merger fully complies with the antitrust laws and notwithstanding the ongoing negotiations with the FTC, there can be no assurance that the FTC will not ultimately challenge the merger or that the merger will ultimately be consummated.

GENERAL

     The information in the remainder of this section pertains to the business of the Company as it is currently conducted without giving effect to the proposed merger between the Company and Staples.

     Office Depot, Inc. (the "Company") operates a national chain of high-volume retail office products stores, provides delivery of its products in the United States and Canada and is a full-service contract stationer serving businesses throughout the United States. The Company sells high-quality, brand-name office products at significant discounts at its office products stores and through its delivery business.

     The Company began its operations in 1986 with its first retail store. Currently, it operates 536 office products stores in 38 states and the District of Columbia and 36 stores in five Canadian provinces. Through its 23 customer service centers and certain retail stores, the Company also delivers office products to businesses of all sizes and provides other value-added business services.

     The Company's office supply stores carry a wide selection of merchandise, including general office supplies, business machines and computers, office furniture and other business-related products for sale primarily to businesses. The stores utilize a "warehouse" format. The Company also operates five Images stores and five Furniture At Work stores. The Company's business strategy for its office products stores is to enhance the sales and profitability of its existing stores and to add new stores in locations where the Company can establish a significant market presence. During 1996, the Company opened 66 new office products stores. The Company currently believes it will open approximately 40 stores during 1997.

     The Company's delivery business provides delivery services of office products and full service contract stationer services for small, medium and large businesses, schools and other educational institutions and governmental agencies. The Company's delivery sales exceeded $1.85 billion in 1996. The Company provides its delivery customers access to a broad selection of office products and office furniture, including the approximately 6,000 items available at the Company's office supply stores and approximately 5,000 additional items which are only stocked at the Company's customer service centers. In addition, the Company provides its contract stationer customers with specialized resources and services designed to aid them in achieving improved efficiencies and significant reduction in their overall office products and office furniture costs. These efficiencies include electronic ordering, stockless office procurement and business forms management services (which reduce customer need for office products storage facilities), desktop delivery programs (which reduce customer personnel requirements) and comprehensive product utilization reports. The Company's nationwide full service contract stationer business was built primarily through the acquisition of eight contract stationers in 1993 and 1994 and opening new facilities in 1995.

     The Company's strategy for its delivery business is to build an integrated national operation to provide delivery service to businesses and to increase the Company's penetration into new and existing markets for its full service contract stationer business. The Company also seeks to enhance its operating margins through the conversion of contract stationer businesses that have been acquired by the Company into a national network of facilities providing a consistently high level of customer service. The Company is in the process of combining the operations of its 23 contract stationer warehouses and delivery centers, as well as the delivery functions at the retail stores. During 1996, the Company replaced three of its customer service centers with larger, more efficient facilities. During 1997, the Company plans to replace three to four of its existing customer service centers with larger facilities, consolidating operations in certain markets.

     Through expansion of both its office products stores and delivery business, the Company seeks to increase efficiencies in operations, purchasing, marketing and management. The Company's merchandising strategy is to offer customers a wide selection of brand-name office products at everyday low prices. The Company is able to maintain its competitive price policy primarily as a result of the significant cost efficiencies achieved through its operating format and purchasing power. The Company buys substantially all of its inventory directly from manufacturers in large quantities. It does not utilize a central warehouse and maintains most of its inventory on the sales floors of its stores, at its crossdocks and at its customer service centers. The Company operates in a highly competitive environment, and no assurance can be given that increased competition will not have an adverse effect on the Company's operations.

     Following is a brief description of the eight contract stationer acquisitions noted above:

     - In May 1993, the Company acquired the office supply business of Wilson Stationery & Printing Company ("Wilson"), a full service contract stationer with operations in Texas and North Carolina.

     - In September 1993, the Company acquired Eastman Office Products Corporation ("Eastman"), a full service contract stationer and office furniture dealer headquartered in California with operations primarily in the western United States.

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

     The Company has entered into licensing arrangements for the operation of office supply stores in Colombia, Israel and Poland and joint venture agreements to operate stores in Mexico and France. As of December 28, 1996, there were five, seven, three, seven and two stores and delivery centers open in Colombia, Israel, Poland, Mexico and France under these arrangements, respectively. The Company's joint venture partner in France is Carrefour S.A. ("Carrefour"), which beneficially owns approximately 6% of the Company's issued and outstanding shares of common stock through its indirect wholly-owned subsidiary Fourcar B.V. ("Fourcar"). The joint venture is owned 50% by Carrefour and 50% by the Company. Office Depot has also entered into a joint venture in Japan and a licensing arrangement in Thailand. Two stores were opened in March 1997 in Thailand and stores are expected to open in Japan in late 1997.

OFFICE PRODUCTS INDUSTRY

     The office products industry is comprised of three broad categories of merchandise: office supplies, office machines and computers, and office furniture. These products are distributed through different and often overlapping channels of distribution, including manufacturers, distributors, dealers, retailers and catalog companies.

     Sales of office products in the United States have historically been made primarily through office products dealers and contract stationers, which generally operate one or more retail stores and utilize a central warehouse facility. Smaller businesses have traditionally purchased office products from retail office products dealers, and there have been few regional or national chains. This portion of the industry is still typified by small stores operated by dealers. Dealers purchase a significant portion of their merchandise from national or regional office supply distributors who, in turn, purchase merchandise from manufacturers. Dealers often employ a commissioned sales force that utilizes the distributor's catalog, showing products at retail list prices, for selection and price negotiation with the customer. The Company believes that small- and medium-size businesses in the past have been able to obtain discounts on manufacturers' suggested retail list prices of only 20% or less. In addition, those businesses whose volume usage does not justify a dealer's one-to-one selling effort generally were treated as retail customers and charged prices close to full retail list prices.

     Over the past decade, high-volume office supply superstores have emerged throughout the United States. These stores offer selection, service and low prices. High-volume office products retailers typically offer substantial price savings to individuals and small- and medium-size businesses, which traditionally have had limited opportunities to buy at significant discounts from retail list prices. Recently, other retailers, including mass merchandisers and warehouse clubs, have been offering a wide variety of like products at low prices, and have become increasingly competitive with office supply superstores. Delivery companies have also been making inroads into the Company's traditional customer base.

     Larger customers have been, and continue to be, served primarily by full service contract stationers which offer contract bids to larger businesses at discounts equivalent to or greater than those offered by the

Company. These stationers traditionally serve larger businesses through commissioned sales forces, purchase in large quantities primarily from manufacturers, and offer competitive pricing and customized services to their customers. The Company entered the full-service contract stationer portion of the office products industry by acquiring eight contract stationers during 1993 and 1994 and opening new facilities in 1995.

MERCHANDISING AND PRODUCT STRATEGY

     The Company's merchandising strategy is to offer a broad selection of brand-name office products at everyday low prices. The Company offers a comprehensive selection of paper and paper products, filing supplies, computer hardware and software, calculators, copiers, typewriters, telephones, facsimile and other business machines, office furniture, art and engineering supplies and virtually every other type of office supply. Each of the Company's office supply stores stocks approximately 6,000 stock-keeping units (including variations in color and size) and each customer service center stocks approximately 11,000 stock-keeping units, including the 6,000 stock-keeping units stocked at the retail stores.

     The table below shows sales of each major product group as a percentage of total merchandise sales for the 1996, 1995, and 1994 fiscal years:

                                                               1996     1995     1994
                                                              FISCAL   FISCAL   FISCAL
                                                               YEAR     YEAR     YEAR
                                                              ------   ------   ------
General office supplies(1)..................................   44.2%    47.2%    48.1%
Business machines and related supplies, computers and
  computer accessories(2)...................................   44.6     41.3     39.0
Office furniture(3).........................................   11.2     11.5     12.9
                                                              -----    -----    -----
                                                              100.0%   100.0%   100.0%
                                                              =====    =====    =====

---------------

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

     Initial purchasing decisions are generally made at the corporate headquarters level by buyers who are responsible for selecting and pricing merchandise. Inventory levels are monitored, and reorders for products are prepared, by central replenishment buyers, or "rebuyers", with the assistance of a computerized automatic replenishment system. This system allows buyers to devote more time to selecting products, developing new product lines, analyzing competitive developments and negotiating with vendors in order to obtain more favorable prices and product availability. Purchase orders to approximately 625 vendors are currently transmitted by electronic data interchange ("EDI"), which expedites orders and promotes accuracy and efficiency. The Company receives Advance Ship Notices and invoicing via EDI from selected vendors and continues to expand this program to other vendors.

MARKETING AND SALES

     Marketing. The Company's marketing programs are designed to attract new customers and to provide information to existing customers. The Company places advertisements with the major local newspapers in each of its markets. These newspaper advertisements are supplemented with local radio and television advertising and direct marketing efforts. Print advertisements, as well as catalog layouts, are created by the Company's in-house graphics department. The Company periodically issues catalogs featuring merchandise offered in its stores. The catalogs generally compare the manufacturer's suggested retail list price and the Company's price to illustrate the savings offered. The catalogs are distributed through direct mail programs and are available in each store. Upon entering a new market, the Company purchases a list of businesses for an initial mailing of catalogs. This list is continually refined and updated by incorporating the names of private label credit card holders and guarantee card holders and forms the basis of a highly targeted proprietary mailing list for updated catalogs and other promotional mailings.

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

     Sales. In addition to the sales associates at each of its stores, the Company has a direct sales force serving its contract stationer customers. The sales force operates out of the Company's 23 regional customer service centers and additional satellite sales offices. All members of the Company's sales force are employees of the Company.

SERVICES

     Each Office Depot office supply store contains a multipurpose business center for printing, copying and a wide assortment of other services. These business centers offer shoppers a range of printing and reproduction capabilities, including business cards, letterhead stationery and envelopes, personalized checks and business forms, full- or self-service copies, color copies, custom stamps and labels, signs and banners. Each of the Company's office supply stores also has business machine specialists, specially-trained associates who are available to answer customer questions on a wide variety of technically sophisticated products.

     The Company currently operates 23 regional customer service centers in 17 states. Delivery orders received from customers in these areas, whether through the Company's telephone centers, contract customer orders or at its stores, are generally handled through these facilities. The Company believes that these facilities enable it to provide improved delivery services on a more cost effective basis.

     The Company's customers nationwide can place orders by telephone or facsimile using toll-free telephone numbers that route the calls through the Company's order departments located in South Florida, Atlanta and the San Francisco area. Orders received by the order departments are transmitted electronically to the store or delivery center nearest the customer for pick-up or delivery at a nominal delivery fee or free delivery with a minimum order size. Orders are packaged, invoiced and shipped for next-day delivery.

     The Company provides the office supplies purchasing departments of its contract customers with a wide range of services designed to improve efficiencies and reduce costs, including electronic ordering, stockless office procurement and business forms management services, desktop delivery programs and comprehensive product utilization reports. For contract customers, the Company will typically sell on credit through an open account, although all credit options provided at the retail stores are also available to all contract and delivery customers.

     The Company offers revolving credit terms to its customers through the use of private label credit cards. Every customer can apply for one of these credit cards, which are issued without charge. Sales transactions using the private label credit cards are transmitted by computer to financial services companies, which credit the Company's bank account with the net proceeds within two days.

EXPANSION PROGRAM

     Office Supply Stores. The Company's business strategy for its office supply stores is to enhance the sales and profitability of its existing stores, and to add new stores in locations where the Company can achieve a significant market presence. The Company opened 60 new office supply stores in 1996, and plans to open approximately 40 new stores during 1997. Uncertainty and a loss of certain real estate personnel, both resulting from the delay in the pending merger with Staples, have negatively affected the Company's short term store opening program. Office supply store opening activity for the last five years is summarized as follows.

                                                                 OFFICE SUPPLY STORES
                                                   -------------------------------------------------
                                                   OPEN BEGINNING    OPENED/               OPEN END
                                                     OF PERIOD       ACQUIRED    CLOSED    OF PERIOD
                                                   --------------    --------    ------    ---------
1992.............................................       228             58(1)      2          284
1993.............................................       284             68         1          351
1994.............................................       351             71         2          420
1995.............................................       420             82         1          501
1996.............................................       501             60        --          561

---------------

(1) Includes the acquisition of five stores in Canada.

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

     Accomplishing the Company's expansion goals will depend on a number of factors, including the Company's ability to locate and obtain acceptable sites, open new stores in a timely manner, hire and train competent managers and real estate personnel, integrate new stores into its operations, generate adequate funds from operations and continue to access external sources of capital.

     Delivery Services. The Company's strategy for delivery services is to build an integrated national operation which will provide delivery services to small- and medium-size businesses and enable it to increase the penetration in new and existing markets by the Company's full service contract stationer business. The Company is in the process of combining the operations of its contract stationer warehouses and delivery centers, as well as the delivery functions at the office supply stores. During 1996, the Company replaced three of its existing customer service centers with larger, more efficient facilities. During 1997, the Company plans to replace three to four customer service centers with larger facilities, consolidating operations in certain markets.

     Other Office Products and Services. In addition to the Company's core office supply and delivery businesses, the Company also operates the following:

     - International -- Retail office supply stores and delivery services operated under the Office Depot(R) name abroad, either through joint ventures or licensing arrangements. Since 1994, a total of 24 such stores and delivery centers have been opened in Colombia, Israel, Mexico, Poland and France. In addition, two such stores were opened in Thailand in March 1997 and one or more stores are expected to open in Japan in late 1997.

     - Images(TM) -- Retail facilities which provide a range of business services including graphic design, printing, copying, shipping and fulfillment services as well as a limited assortment of office supplies. Four Images units and one Office Depot Express(TM) (a slightly different store format with an expanded assortment of products) are currently open in South Florida.

     - Office Depot(R) "Megastores" -- 45,000-50,000 square foot Office Depot(R) retail stores with expanded assortments of furniture, computer software and accessories and general office supplies. The first megastore opened in August 1995 in Las Vegas. Six additional megastores opened during 1995 and

       1996 when the Company entered the New York metropolitan market with five stores and the Salt Lake City market with one store.

     - Furniture At Work(TM) -- Approximately 20,000 square foot office furniture stores, which offer a broad line of office furniture, office accessories and design services. The Company opened its first store in Texas in 1995 and opened four additional stores in California, South Florida and Texas in 1996.

     - Uptime Services(TM) -- Providers, primarily through outside service companies, of a variety of technology support services which complement the Company's computer and business machine offerings, including on-site installation (at home or office), computer leasing and training, software support and product protection plans.

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

     Delivery Services. The Company's customer service centers range from 38,000 to 325,000 square feet, with its more recently opened customer service centers averaging 165,000 square feet. Inventory is received and stocked in each center using an automated inventory tracking system. The Company is in the process of converting its customer service centers to an integrated system. Customer orders, placed via phone, fax or electronically, are filled by the appropriate customer service center for next day delivery. The appropriate customer service center is determined by the Company's automated routing systems, and the order is filled by using both in-stock and wholesaler inventory.

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

     Inventory data is entered into the computer system upon its receipt by the store, and sales data is entered through the use of a point-of-sale or telemarketing system. The point-of-sale system permits the entry of sales data through the use of bar code laser scanning and also has a price "look-up" capability that permits immediate price checking and efficient movement of customers through the check-out process. Information is centrally processed at the end of each day, permitting a perpetual daily inventory and the calculation of average unit cost by stock-keeping unit for each store or warehouse. Daily compilation of sales and gross margin data permits the monitoring of sales, gross margin and inventory by item and product line, as well as the results of sales promotions. For all stock-keeping units, management has immediate access to on-hand daily unit inventory, units on order, current and past rates of sale, the number of weeks' sales for which quantities are on-hand and a recommended unit purchase reorder. Data from all of the Company's stores is transmitted to the Company's headquarters on a daily basis.

     The Company is in the process of integrating the acquired contract stationer businesses and its commercial delivery business into a national delivery network. This integration encompasses many systems, including order entry, warehouse management and routing. This integrated system allows a customer to place an order via phone, fax or electronically. When the order is placed, the system determines the appropriate customer service center for delivery, looks up the stock status of each item ordered and automatically reserves the item for the customer or place it on order from the wholesaler. The wholesaler order will be delivered to the customer service center the same day, enabling the Company to deliver the most complete order possible the next day. The Company believes that the complete implementation of these systems will enable it to aggressively grow its delivery business.

EMPLOYEES, STORE MANAGEMENT AND TRAINING

     As of March 24, 1997, the Company employed approximately 32,000 persons. Additional personnel will be added as needed to implement the Company's expansion program. The Company's goal is to promote as many existing employees into management positions as possible. Due to the rate of its expansion, however, for the foreseeable future the Company will continue to hire a portion of its management personnel from outside the Company.

     The Company's policy is to hire and train additional personnel in advance of new store and customer service center openings. In general, store managers have extensive experience in retailing, particularly with warehouse store chains or discount stores that generate high sales volumes. Each new store manager usually spends two to four months in an apprenticeship position at an existing store prior to being assigned to a new store. The Company's retail sales associates are required to view product knowledge videos and complete written training programs relating to certain products. The Company creates some of these videos and training programs internally while the remainder are supplied by manufacturers. Typically, customer service center managers have extensive experience in distribution operations. The Company grants stock options to certain of its employees as an incentive to attract and retain such employees.

     The Company has never experienced a strike or any other work stoppages, and management believes that its relations with its employees are good. There are no collective bargaining agreements covering any of the Company's employees.

COMPETITION

     The Company operates in a highly competitive environment. Its markets are presently served by traditional office products dealers that typically operate a central warehouse and one or more retail stores. The Company believes it competes favorably against these dealers, who purchase their products from distributors and generally sell their products at prices higher than those offered by the Company, because they generally offer small- and medium-size businesses discounts on manufacturers' suggested retail list prices of only 20% or less as compared to the Company's 30% to 60% discount to customers. The Company also competes with wholesale clubs selling general merchandise, discount stores, mass merchandisers, conventional retail stores, catalog showrooms and direct mail companies. These companies, in varying degrees, compete with the Company on both price and selection.

     Several high-volume office supply chains that are similar in concept to the Company in terms of store format, pricing strategy and product selection and availability also operate in the United States. The Company competes with these chains and other competitors described above in substantially all of its current markets.

The Company believes that in the future it will face increased competition from these chains as the Company and these chains expand their operations and as competitors allocate more shelf space to office products.

     In the delivery and contract stationer portions of the industry, principal competitors are national and regional full service contract stationers, national and regional office furniture dealers, independent office products distributors, discount superstores and, to a lesser extent, direct mail order houses and stationery retail outlets. Certain office supply superstores are also developing a presence in the contract stationer portion of the business. The Company competes with these businesses in substantially all of its current markets.

     Some of the entities against which the Company competes, or may compete, may have greater financial resources than the Company. No assurance can be given that increased competition will not have an adverse effect on the Company. The Company believes it competes based on product price, selection, availability and service.

ITEM 2.  PROPERTIES.

     As of March 24, 1997, the Company operated 536 office product stores in 38 states and the District of Columbia and 36 office supply stores in five Canadian provinces. The Company also operates 23 customer service centers. The following table sets forth the locations of these Company facilities.

                                                                                            NUMBER OF
                        NUMBER                           NUMBER                          CUSTOMER SERVICE
STATE                  OF STORES   STATE                OF STORES   STATE                DELIVERY CENTERS
-----                  ---------   -----                ---------   -----                ----------------
Alabama..............      11      New Jersey.........      2       Arizona............         1
Arizona..............       2      New Mexico.........      3       California.........         5
Arkansas.............       4      New York...........      4       Colorado...........         1
California...........     103      North Carolina.....     19       Florida............         2
Colorado.............      15      Ohio...............     13       Georgia............         1
District of
  Columbia...........       2      Oklahoma...........      5       Illinois...........         1
Florida..............      71      Oregon.............     11       Louisiana..........         1
Georgia..............      25      Pennsylvania.......      6       Maryland...........         1
Hawaii...............       3      South Carolina.....      9       Massachusetts......         1
Idaho................       1      Tennessee..........      7       Michigan...........         1
Illinois.............      23      Texas..............     60       Minnesota..........         1
Indiana..............       9      Utah...............      1       New Jersey.........         1
Iowa.................       1      Virginia...........     10       North Carolina.....         1
Kansas...............       6      Washington.........     20       Ohio...............         1
Kentucky.............       3      West Virginia......      1       Texas..............         2
Louisiana............      15      Wisconsin..........     10       Utah...............         1
Maryland.............      11                                       Washington.........         1
Michigan.............      17      CANADA
Minnesota............       7      Alberta............      8
Mississippi..........       4      British Columbia...      8
Missouri.............      12      Manitoba...........      2
Nebraska.............       3      Ontario............     16
Nevada...............       7      Saskatchewan.......      2

     Most of the Company's facilities are leased or subleased by the Company with lease terms (excluding renewal options exercisable by the Company at escalated rents) expiring between 1997 and 2021, except for 46 facilities that are owned by the Company. The owned facilities are located in twenty states, primarily Florida and Texas and four Canadian provinces. The Company operates its office products stores under the names Office Depot, The Office Place (in Ontario, Canada), Furniture at Work, Images, and Office Depot Express. The Company operates its contract stationer businesses under the name Office Depot.

     The Company's corporate offices in Delray Beach, Florida, containing approximately 350,000 square feet in two adjacent buildings, were purchased in February 1994. The Company has entered into a lease for an additional 210,000 square foot building which is being constructed adjacent to the existing buildings.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is involved in litigation arising in the normal course of its business. The Company believes that these matters will not materially affect its financial position or results of operations.

     In September 1996, a complaint was filed asserting, among other things, a claim for breach of fiduciary duty against members of the Company's Board, seeking to be certified as a class action and seeking injunctive relief in connection with the proposed merger with Staples. The Company believes this lawsuit is without merit and will contest it vigorously. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Proposed Merger."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     The Common Stock of the Company is listed on the New York Stock Exchange ("NYSE") under the symbol "ODP." At March 24, 1997, there were 3,273 holders of record of Common Stock. The last reported sales price of the Common Stock on the NYSE on March 24, 1997 was $22.125.

     The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock quoted on the NYSE Composite Tape. These prices do not include retail mark-ups, mark-downs or commission.

                                                               HIGH       LOW
                                                              -------   -------
1995
  First Quarter.............................................  $26.500   $22.750
  Second Quarter............................................   29.500    20.875
  Third Quarter.............................................   32.125    27.000
  Fourth Quarter............................................   31.750    19.000

1996
  First Quarter.............................................  $23.875   $16.875
  Second Quarter............................................   25.625    19.375
  Third Quarter.............................................   23.750    12.875
  Fourth Quarter............................................   23.750    17.250

     The Company has never declared or paid cash dividends on its Common Stock and does not currently intend to pay cash dividends in the foreseeable future. Earnings and other cash resources of the Company will be used to continue the expansion of the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA.

                              FINANCIAL HIGHLIGHTS
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND STATISTICAL DATA)

                                            52 WEEKS       52 WEEKS       53 WEEKS       52 WEEKS       52 WEEKS
                                             ENDED          ENDED          ENDED          ENDED          ENDED
                                          DECEMBER 28,   DECEMBER 30,   DECEMBER 31,   DECEMBER 25,   DECEMBER 26,
                                              1996           1995           1994           1993           1992
                                          ------------   ------------   ------------   ------------   ------------
STATEMENT OF EARNINGS DATA:
Sales...................................   $6,068,598     $5,313,192     $4,266,199     $2,836,787     $1,962,953
Cost of goods sold and occupancy
  costs.................................    4,700,910      4,110,334      3,283,498      2,185,145      1,512,304
                                           ----------     ----------     ----------     ----------     ----------
Gross profit............................    1,367,688      1,202,858        982,701        651,642        450,649
Store and warehouse operating and
  selling expenses......................      951,084        782,478        642,572        423,272        301,743
Pre-opening expenses....................        9,827         17,746         11,990          9,073          7,453
General and administrative expenses.....      162,149        153,344        130,022         95,142         69,549
Amortization of goodwill................        5,247          5,213          5,288          1,617             49
                                           ----------     ----------     ----------     ----------     ----------
Operating profit........................      239,381        244,077        192,829        122,538         71,855
Interest income.........................        1,593          1,357          4,000          4,626          1,393
Interest expense........................      (26,078)       (22,551)       (18,096)       (11,322)        (2,658)
Equity and franchise income (loss),
  net...................................       (2,178)          (962)           197            108             --
                                           ----------     ----------     ----------     ----------     ----------
Earnings before income taxes and
  extraordinary credit..................      212,718        221,921        178,930        115,950         70,590
Income taxes............................       83,676         89,522         73,973         45,118         25,345
                                           ----------     ----------     ----------     ----------     ----------
Earnings before extraordinary credit....      129,042        132,399        104,957         70,832         45,245
Extraordinary credit(1).................           --             --             --             --          1,396
                                           ----------     ----------     ----------     ----------     ----------
Net earnings............................   $  129,042     $  132,399     $  104,957     $   70,832     $   46,641
                                           ==========     ==========     ==========     ==========     ==========
Per common share and common equivalent
  share:
  Earnings before extraordinary
    credit..............................   $      .81     $      .85     $      .69     $      .48     $      .32
  Extraordinary credit(1)...............           --             --             --             --            .01
                                           ----------     ----------     ----------     ----------     ----------
         Net earnings...................   $      .81     $       85     $      .69     $      .48     $      .33
                                           ==========     ==========     ==========     ==========     ==========
Per common share and common equivalent
  share-assuming full dilution:
  Earnings before extraordinary
    credit..............................   $      .80     $      .83     $      .68     $      .48     $      .32
  Extraordinary credit(1)...............           --             --             --             --            .01
                                           ----------     ----------     ----------     ----------     ----------
         Net earnings...................   $      .80     $      .83     $      .68     $      .48     $      .33
                                           ==========     ==========     ==========     ==========     ==========
Dividends...............................           --             --             --             --             --

                                                DECEMBER 28,   DECEMBER 30,   DECEMBER 31,   DECEMBER 25,   DECEMBER 26,
                                                    1996           1995           1994           1993           1992
                                                ------------   ------------   ------------   ------------   ------------
STATISTICAL DATA:
Facilities open at end of period:
  Office supply stores........................          561            501            420            351            284
  Contract stationer/delivery warehouses......           23             23             24             23             13
  Other retail locations......................            9              3             --             --             --
BALANCE SHEET DATA:
Working capital...............................   $  693,795     $  708,984     $  487,333     $  471,114     $  386,426
Total assets..................................    2,740,317      2,531,217      1,903,983      1,531,092        908,585
Long-term debt(2).............................      416,757        494,910        393,800        367,602        158,313
Common stockholders' equity...................    1,155,945      1,002,995        715,271        590,284        413,907

---------------

(1) The extraordinary credit represents the benefit derived from the utilization of a net operating loss carryforward.
(2) Excludes current maturities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Office Depot began operations by opening its first office supply store in Florida in October 1986. The Company implemented an expansion program to establish itself as a leader in targeted market areas with high concentrations of small- and medium-sized businesses. This program included opening new stores and acquiring stores in strategic markets. At the end of 1996, the Company operated 570 office products stores in 38 states, the District of Columbia and Canada. Store opening activity for the last five years is summarized as follows:

                                                                  OFFICE PRODUCTS STORES
                                              --------------------------------------------------------------
                                                                 OFFICE SUPPLY
                                                                    STORES
                                                               -----------------       OTHER
                                              OPEN BEGINNING   OPENED/             RETAIL STORES   OPEN END
                                                OF PERIOD      ACQUIRED   CLOSED      OPENED       OF PERIOD
                                              --------------   --------   ------   -------------   ---------
1992........................................       228            58(1)     2           --            284
1993........................................       284            68        1           --            351
1994........................................       351            71        2           --            420
1995........................................       420            82        1            3            504
1996........................................       504            60       --            6            570

---------------

(1) Includes the acquisition of five stores in Canada.

     The Company currently plan to open approximately 40 stores and 3 to 4 delivery warehouses during 1997. Uncertainty and a loss of certain real estate personnel, both resulting form the delay in the pending merger with Staples, negatively affected the Company's short-term store opening program.

     In 1993, the Company expanded into the full service contract stationer portion of the office supply industry by acquiring two contract stationers with ten warehouses through the acquisitions of Wilson Stationery and Printing Company ("Wilson") in May and Eastman Office Products Corporation ("Eastman") in September, both of which were accounted for as purchases. During 1994, the Company acquired the outstanding stock of six contract stationers with eight warehouses: L. E. Muran Co., Inc. and Yorkship Press, Inc. in February, Midwest Carbon Company and Silver's, Inc. in May, and J.A. Kindel Company and Allstate Office Products, Inc. in August. Each of these 1994 acquisitions was accounted for on a "pooling of interests" basis and, accordingly, the accompanying financial data, statistical data, financial statements and discussions of financial and other information included for periods prior to the acquisitions have been restated to reflect the financial position, results of operations and other information relating to these companies for all periods presented. The Company operated 23 delivery and contract stationer warehouses throughout the United States at the end of 1996.

     The Company's results are impacted by the costs incurred in connection with its new store opening schedule. Pre-opening expenses are charged to earnings as incurred. Corporate general and administrative expenses are also incurred in anticipation of store openings. As the Company's store base and sales volume continue to grow, the Company expects that the adverse impact on profitability from new store openings will continue to decrease as expenses incurred prior to store openings continue to represent a declining percentage of total sales.

     The Company operates on a 52 or 53 week fiscal year ending on the last Saturday in December. The fiscal years for the financial statements presented were comprised of the 52 weeks ended December 28, 1996 and December 30, 1995 and the 53 weeks ended December 31, 1994.

RESULTS OF OPERATIONS FOR THE YEARS 1996, 1995 AND 1994

     Sales.  Sales increased to $6,068,598,000 in 1996 from $5,313,192,000 in
1995 and $4,266,199,000 in 1994, or 14% in 1996 and 25% in 1995. Adjusting for
the additional week in 1994, the 1995 sales increase was 27%. The increases in sales were due primarily to the 60 additional office supply stores in 1996 and the 81 additional office supply stores in 1995. The increases also were attributable to same store sales growth. Comparable sales in 1996 for the 501 office supply stores and 23 warehouses open for more than one year at

December 28, 1996 increased 5% from 1995. Comparable sales in 1995 for the 419 office supply stores and 23 warehouses open for more than one year at December 30, 1995 increased 17% from 1994. Comparable sales in the future may be affected by competition from other stores, the opening of additional stores in existing markets and economic conditions. Sales of computers, business machines and related supplies in 1996 have risen as a percentage of total sales over 1994 and 1995 sales in this category.

     Gross Profit. Gross profit as a percentage of sales was 22.5% in 1996, 22.6% in 1995 and 23.0% in 1994. In 1995, purchasing efficiencies gained through vendor volume, rebate and other discount programs, improved inventory loss experience and leveraging occupancy costs through higher average sales per store were offset by somewhat lower gross margins resulting from an increase in sales of lower margin business machines and computers, combined with decreased margins in the contract stationer business. In 1996, while gross profit continued to benefit from vendor discount programs, a continued increase in business machines and computers in its product mix, and increased occupancy costs as a percentage of sales as a result of the Company's continued expansion into metropolitan markets which tend to yield higher average rents, negatively impacted gross profit as a percentage of sales. The Company's management believes that gross profit as a percentage of sales may fluctuate as a result of the continued expansion of its contract stationer base, competitive pricing in more market areas, continued change in product mix and increased occupancy costs in certain new markets and in existing markets where the Company desires to add stores and warehouses in particular locations to complete its market plan, as well as purchasing efficiencies realized as total merchandise purchases increase.

     Store and Warehouse Operating and Selling Expenses. Store and warehouse operating and selling expenses as a percentage of sales were 15.7% in 1996, 14.7% in 1995 and 15.1% in 1994. Store and warehouse operating and selling expenses, consisting primarily of payroll, delivery and advertising expenses, have increased in the aggregate primarily due to the Company's expansion program. The Company, in 1995 and 1996, invested in larger delivery warehouses to accommodate future growth as part of the integration of its contract stationer delivery business. These investments and conversion of operating systems as part of the Company's integration effort have increased current operating expenses as a percentage of sales but should be leveraged as additional sales are generated in these facilities. In addition to the expansion of the contract stationer business, the Company has continued its retail expansion. While the majority of these retail related expenses vary proportionately with sales, there is a fixed cost component to these expenses that, as sales increase within each store and within a cluster of stores in a given market area, should decrease as a percentage of sales. This benefit may not be fully realized, however, during periods when a large number of new stores and delivery centers are being opened, as new facilities typically generate lower sales than the average mature location, resulting in higher operating and selling expenses as a percentage of sales for new facilities. This percentage is also affected when the Company enters large metropolitan market areas where the advertising costs for the full market must be absorbed by the small number of stores initially opened. As additional stores in these large markets are opened, advertising costs, which are substantially a fixed expense for a market area, will be reduced as a percentage of sales. The Company has also continued a strategy of opening stores in existing markets. While increasing the number of stores increases operating results in absolute dollars, this also has the effect of increasing expenses as a percentage of sales since the sales of certain existing stores in the market may initially be adversely affected.

     Pre-opening Expenses. As a result of continued store and delivery warehouse openings, pre-opening expenses incurred were $9,827,000 in 1996, $17,746,000 in 1995 and $11,990,000 in 1994. Pre-opening expenses, which are currently approximately $150,000 per office supply prototype store, are predominately incurred during a six-week period prior to the store opening. New warehouse pre-opening expenses approximate $500,000; however, these expenses may vary with the size of future warehouses. These expenses consist principally of amounts paid for salaries and property expenses. Since the Company's policy is to expense these items during the period in which they occur, the amount of preopening expenses in each quarter is generally proportional to the number of new stores and delivery centers opening.

     General and Administrative Expenses. General and administrative expenses as a percentage of sales were 2.7% in 1996, 2.9% in 1995 and 3.0% in 1994. General and administrative expenses include, among other costs, site selection expenses and store management training expenses, and therefore vary somewhat with the number of new store openings. During 1994 through 1996, the Company increased its commitment to improving the efficiency of its management information systems and significantly increased its information systems programming staff. While this systems investment has and will continue to increase general and administrative expenses in the short term, the Company believes it will provide benefits in the future. These increases have been offset by a decrease in other general and administrative expenses as a percentage of sales, primarily as a result of the Company's ability to increase sales without a proportionate increase in corporate expenditures. However, there can be no assurance that the Company will be able to continue to increase sales without a proportionate increase in corporate expenditures.

     Other Income and Expenses. During 1996, 1995 and 1994, interest expense was $26,078,000, $22,551,000 and $18,096,000, respectively. The increase in interest expense is primarily due to increases in the draws on the working capital line of credit. Interest income during 1996, 1995 and 1994 was $1,593,000, $1,357,000 and $4,000,000, respectively. The decrease from 1994 to
1995 is due primarily to the use of funds raised in public offerings in 1992 and 1993.

     Amortization of Goodwill. The Company recorded amortization of goodwill of $5,247,000, $5,213,000 and $5,288,000 in 1996, 1995 and 1994, respectively.

     Income Taxes. The effective income tax rate, in comparison to statutory rates, for 1996, 1995 and 1994 was negatively impacted by nondeductible goodwill amortization. The reduction of the effective income tax rate from 1995 to 1996 was primarily due to lower effective state income tax rates. The effective income tax rate for 1994 was impacted by the combining of certain acquired companies which had no provision for income taxes because they were organized as S corporations (as defined under income tax laws).

PROPOSED MERGER

     In September 1996, the Company entered into the Merger Agreement with Staples and Acquisition Sub. Pursuant to the Merger Agreement, (i) Acquisition Sub will be merged with and into Office Depot, and Office Depot will become a wholly-owned subsidiary of Staples and (ii) each outstanding share of the Company's common stock will be converted into the right to receive 1.14 shares of common stock of Staples. In connection with the merger, both companies also issued mutual options to purchase up to 19.9% of the outstanding stock of the other company under certain conditions.

     The consummation of the merger is subject to a number of conditions, including approval by the stockholders of both the Company and Staples, and the receipt of governmental consents and approvals, including those under the HSR Act and the Canadian Competition Act. On November 1, 1996, the FTC issued a Second Request for Information to Staples and the Company, beginning an investigation of the merger. Since that time, the Company has cooperated with the FTC in its review of the merger and has provided the FTC with requested documents and information. The Company believes the merger fully complies with the antitrust laws. An "Advanced Ruling Certificate" from the Canadian Competition Bureau clearing the proposed merger under Canadian law was received on December 16, 1996.

     On March 10, 1997, the FTC voted to challenge the merger. Staples and the Company plan to vigorously contest any FTC challenge. Nevertheless, the Company has been working with Staples and the FTC staff on an acceptable divestiture of stores or other settlement arrangement that would benefit the Company, its shareholders and its customers by allowing the merger to close. Staples and the Company have entered into an agreement with OfficeMax whereby Staples and the Company would divest a total of 63 stores, which Staples and the Company believe should remedy any perceived competitive issues and should obviate the need for any FTC challenge. The FTC is currently reviewing the proposed divestiture package, and has withheld issuance of a complaint pending this review. If this or another settlement is ultimately approved by the FTC, a consent decree would be issued along with the complaint that would allow the merger to close.

     If a settlement is not ultimately approved by the FTC, the Company anticipates the merger will be subject to litigation with the FTC. A preliminary injunction hearing will be held, likely within a few months of the issuance of the complaint. Whether or not the FTC is ultimately successful in obtaining a preliminary injunction, after any appeals, the FTC has told the Company it plans to pursue its challenge in FTC administrative hearings. Staples and the Company each have the right to terminate the Merger Agreement if the merger has not been consummated by May 31, 1997.

     Notwithstanding the Company's belief that the merger fully complies with the antitrust laws and notwithstanding the ongoing negotiations with the FTC, there can be no assurance that the FTC will not ultimately challenge the merger or that the merger will ultimately be consummated.

     The merger, if completed, will be accounted for as a pooling of interests, and, accordingly, the Company's prior period financial statements will be restated and combined with the prior period financial statements of Staples, as if the merger had taken place at the beginning of the periods reported.

     Based upon the number of outstanding shares of Staples common stock and Company common stock as of December 28, 1996, the stockholders of Company immediately prior to the consummation of the merger will own approximately 53% of the outstanding shares of Staples common stock immediately following consummation of the merger.

     Upon consummation of the proposed merger, pursuant to the Merger Agreement, each outstanding option to purchase the Company common stock will be converted into an option to purchase such number of shares of Staples common stock (rounded down to the nearest whole number) as is equal to the number of shares of Company common stock issuable upon exercise of such option immediately prior to the effective time of the merger multiplied by the exchange ratio. The exercise price per share of each such option, as so converted, will be equal to
(x) the aggregate exercise price for the shares of Company common stock otherwise purchasable pursuant to such Company stock option immediately prior to the effective time of the merger divided by (y) the number of whole shares of Staples common stock deemed purchasable pursuant to such Company stock option as determined above (rounded up to the nearest whole cent). All outstanding Company stock options, under the terms of such option agreements, will become exercisable in full upon the closing of the merger.

     In September 1996, a complaint was filed asserting, among other things, a claim for breach of fiduciary duty against members of the Company's Board of Directors, seeking to be certified as a class action and seeking injunctive relief in connection with the proposed merger. The Company believes that this lawsuit is without merit and will defend against it vigorously.

LIQUIDITY AND CAPITAL RESOURCES

     Since the Company's inception in March 1986, the Company has relied upon equity capital, convertible debt, capital equipment leases and bank borrowings as the primary sources of its funds. The Company issued approximately 5.7 million shares of common stock for acquisitions in 1994. In August 1995, the Company issued 4,325,000 shares of common stock in a public offering raising net proceeds of $121,799,000.

     Since the Company's store sales are substantially on a cash and carry basis, cash flow generated from operating stores provides a source of liquidity to the Company. Working capital requirements are reduced by vendor credit terms that allow the Company to finance a portion of its inventory. The Company utilizes private label credit card programs administered and financed by financial services companies, which allow the Company to expand store sales without the burden of additional receivables.

     A significant portion of the sales made from the contract stationer warehouses are made under regular commercial credit terms where the Company carries its own receivables. As the Company expands the contract stationer portion of its business, it is expected that the Company's receivables will continue to grow.

     The Company added 66 office products stores in 1996, 84 office products stores (net of closures) in 1995 and 69 office products stores (net of closures) in 1994. Net cash provided by operating activities was $112,963,000, $25,974,000 and $46,107,000 for 1996, 1995 and 1994, respectively. As stores mature and become more profitable, and as the number of new stores opened in a year becomes a smaller percentage of the existing store base, cash generated from operations will provide a greater portion of funds required for new store inventories and other working capital requirements. Cash generated from operations will continue to be affected by increases in receivables carried without outside financing and increases in inventory as the Company continues to expand. Capital expenditures are also affected by the number of stores and warehouses opened or acquired each year and the increase in computer and other equipment at the corporate office required to support such expansion. Cash utilized for capital expenditures (including $22,000,000 for the corporate headquarters in 1994) was $176,888,000 in 1996, $219,892,000 in 1995 and $171,810,000 in 1994. During 1996, the
Company's cash balance decreased by $10,595,000 and long- and short-term debt increased by $60,877,000.

     The Company has a credit agreement with its principal bank and a syndicate of commercial banks which provides for a working capital line and letters of credit totaling $300,000,000. The credit agreement provides that funds borrowed will bear interest, at the Company's option, at either .3125% over the LIBOR rate, 1.75% over the Federal Funds rate, a base rate linked to the prime rate, or under a competitive bid facility. The Company must also pay a facility fee of
 .1875% per annum on the available and unused portion of the credit facility. The credit facility currently expires June 30, 2000. As of December 28, 1996, the Company had borrowed $140,000,000 and had outstanding letters of credit totaling $11,170,000 under the credit facility. The credit agreement contains certain restrictive covenants relating to various financial statement ratios. In the first quarter of 1997, the Company repaid in full all borrowings outstanding at December 28, 1996 under the credit agreement. Accordingly, the outstanding balance is reflected as a current liability at December 28, 1996. In addition to the credit facility, the bank has provided a lease facility to the Company under which the bank has agreed to purchase up to $25,000,000 of equipment on behalf of the Company and lease such equipment to the Company. As of December 28, 1996, the Company has utilized approximately $12,682,000 of this lease facility. In July 1996, the Company entered into an additional lease facility with another bank for up to $25,000,000 of equipment. As of December 28, 1996, the Company had utilized approximately $16,493,000 of this lease facility.

     The Company currently plans to open approximately 40 stores and 3 to 4 delivery warehouses during 1997. Uncertainty and a loss of certain real estate personnel, both resulting from the delay in the pending merger with Staples, have negatively affected the Company's short-term store opening program. Management estimates that the Company's cash requirements, exclusive of pre-opening expenses, will be approximately $1,900,000 for each additional store, which includes an average of approximately $1,100,000 for leasehold improvements, fixtures, point-of-sale terminals and other equipment in the stores, as well as approximately $800,000 for the portion of the store inventory that is not financed by vendors. The cash requirements, exclusive of pre-opening expenses, for a delivery warehouse is expected to be approximately $5,300,000, which includes an average of $3,100,000 for leasehold improvements, fixtures and other equipment and $2,200,000 for the portion of inventory not financed by vendors. In addition, management estimates that each new store and warehouse requires pre-opening expenses of approximately $150,000 and $500,000, respectively. In January 1996, the Company entered into a lease commitment for an additional corporate office building which is still under construction. The lease will be classified as a capital lease and will be recorded as such when the term commences in 1997. This lease will result in a capital lease asset and obligation of approximately $26,000,000 and initial annual lease commitments of approximately $2,200,000.

     In 1992 and 1993, the Company issued Liquid Yield Option Notes ("LYONs") which are zero coupon, convertible subordinated notes maturing in 2007 and 2008, respectively. Each LYON is convertible at the option of the holder at any time on or prior to maturity, unless previously redeemed or otherwise purchased by the Company, into common stock of the Company at conversion rates of 29.263 and
21.234 shares per 1992 and 1993 LYON, respectively. The 1992 LYONs may be required to be purchased by the Company at the option of the holder, as of December 11, 1997, at the issue price plus accrued original issue discount. The Company, at its option, may elect to pay the purchase price on any particular purchase date in cash or common stock, or any combination thereof. The total amount of the 1992 LYONs as of December 28, 1996, including accrued interest, was approximately $183,825,000.

     The Company's management continually reviews its financing options and, although they currently anticipate that the 1997 expansion will be financed through cash on hand, funds generated from operations, equipment leased under the Company's lease facilities and funds available under the Company's revolving credit facility, alternative financing will be considered if market conditions make it financially attractive. The

Company's financing requirements beyond 1997 will be affected by the number of new stores or warehouses opened or acquired.

INFLATION AND SEASONALITY

     Although the Company cannot accurately determine the precise effects of inflation, it does not believe inflation has a material effect on sales or results of operations. The Company considers its business to be somewhat seasonal with sales generally slightly higher during the first and fourth quarters of each year.

STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     In December 1995, the Private Securities Litigation Reform Act of 1995 (the "Act") was enacted. The Act contains amendments to the Securities Act of 1933 and the Securities Exchange Act of 1934 which provide protection from liability in private lawsuits for "forward-looking" statements made by persons specified in the Act. The Company desires to take advantage of the "safe harbor" provisions of the Act.

     The Company wishes to caution readers that with the exception of historical matters, the matters discussed in this Annual Report are forward-looking statements that involve risks and uncertainties, including but not limited to factors related to the highly competitive nature of the office products supply industry and its sensitivity to changes in general economic conditions, the Company's proposed merger with Staples, the Company's expansion plans and ability to integrate the acquired contract stationer businesses, the results of financing efforts and other factors discussed in the Company's filings with the Securities and Exchange Commission. Such factors could affect the Company's actual results and could cause the Company's actual results during 1997 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company.

ITEM 8.  FINANCIAL STATEMENTS.

     The consolidated financial statements (together with independent auditors' report) of the Company and its subsidiaries are included on pages F-2 through F-19 of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Directors are elected at the Annual Meeting of Stockholders to serve during the ensuing year or until a successor is duly elected and qualified. Executive officers are elected annually by the Board and serve at the discretion of the Board. The following sets forth certain information concerning each of the Company's directors and executive officers.

DIRECTORS

DAVID I. FUENTE                                                          AGE: 51

     Mr. Fuente has been Chairman of the Board and Chief Executive Officer since he joined the Company in December 1987. For five years prior to that time, he was employed by The Sherwin-Williams Co. ("Sherwin-Williams") as President of its Paint Stores Group, a chain of over 1,800 paint stores. Prior positions included Vice President of Marketing of the Paint Stores Group and Vice President of Marketing, Consumer Division, and Vice President of Marketing, Automotive Aftermarket Division of Sherwin-Williams. Mr. Fuente is a director of National Vision Associates Ltd.

CYNTHIA R. COHEN                                                         AGE: 44

     Ms. Cohen has been a director since July 1994. She is the President of MARKETPLACE 2000, a marketing and strategy consulting firm. Prior to founding the firm in 1990, she was a Partner of Deloitte & Touche. Ms. Cohen is a director of Loehmann's Holdings, Inc., One Price Clothing, Inc., Capital Factors, Inc. and Spec's Music Stores, Inc.

HERVE DEFFOREY                                                           AGE: 47

     Mr. Defforey has been a director since May 1996. Since 1993, Mr. Defforey has served as Director of General Finance and Administration of Carrefour. From 1990 to 1993, he served as Director of Diversification for EBRO SA. Mr. Defforey is an executive director of Carrefour and a member of the oversight committee (but not the board of directors) of Carrefour Nederland B.V. (a subsidiary of Carrefour which directly owns all of the outstanding capital stock of Fourcar). Mr. Defforey is a director of the joint venture entered into between the Company and Carrefour to own and operate office supply stores in France.

W. SCOTT HEDRICK                                                         AGE: 51

     Mr. Hedrick has been a director since April 1991. From November 1986 until April 1991, he was a director of Office Club, a subsidiary of the Company since April 1991. He was a founder and has been a general partner of InterWest Partners, a venture capital fund, since 1979.

JAMES L. HESKETT                                                         AGE: 63

     Mr. Heskett has been a director since May 1996. Mr. Heskett has served on the faculty of the Harvard University Graduate School of Business Administration since 1965 and has taught courses in marketing, business logistics, the management of service operations, business policy and service management. Mr. Heskett is a director of Equitable of Iowa Companies.

MICHAEL J. MYERS                                                         AGE: 56

     Mr. Myers has been a director since July 1987. He is the President and a director of First Century Partners Management Company, an advisor to private venture capital equity funds, and a director of Smith Barney Venture Corp., a wholly-owned subsidiary of Smith Barney, Inc., which acts as the managing general partner of two private venture capital equity funds. Until January 1992, he was a Senior Vice President and Managing Director of Smith Barney, Harris Upham & Co., Incorporated ("Smith Barney"). He joined Smith Barney's venture capital group in 1972 and has had a senior operating responsibility for that group since 1976. Prior to 1972, he spent three years with J.H. Whitney & Co., a private venture capital firm. Mr. Myers is a director of Encore Paper Company, Inc., HASCO Holdings Corp. and Wisconsin Porcelain, Inc.

FRANK P. SCRUGGS, JR.                                                    AGE: 45

     Mr. Scruggs has been a director since October 1996. Since May 1995, Mr. Scruggs has been an attorney and shareholder in the law firm of Greenberg Traurig specializing in the representation of management in employment and governmental law matters. From 1984 until April 1995, Mr. Scruggs was a partner in the law firm of Steel, Hector & Davis other than during the period from January 1991 to July 1992 when Mr. Scruggs was Secretary of Labor of the State of Florida. Mr. Scruggs is a director of Blue Cross and Blue Shield of Florida, a managed care company.

PETER J. SOLOMON                                                         AGE: 58

     Mr. Solomon has been a director since April 1990. He is Chairman and Chief Executive Officer of Peter J. Solomon Company Limited ("PJSC"), an investment banking firm which provided services to the Company in fiscal 1993 and is providing services to the Company in connection with the proposed merger with Staples. See "Certain Relationships and Related Transactions." From 1985 to 1989, he was a Vice Chairman and a member of the board of directors of Shearson Lehman Hutton Inc. ("Shearson"). From 1981 to 1985, he was a Managing Director at Shearson. Mr. Solomon is a director of Centennial Cellular Corporation, Century Communications, Inc., Monro Muffler/Brake, Inc., Phillips-VanHeusen Corporation and Culbro Corporation. Mr. Solomon served as a director of Bradlees, Inc. until March 1996.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

BARRY J. GOLDSTEIN                                                       AGE: 54

     Mr. Goldstein has been Chief Financial Officer since he joined the Company in May 1987, has served as Executive Vice President -- Finance since July 1991 and has served as Secretary since January 1988. From May 1987 until June 1991, he served as Vice President -- Finance. Prior to joining the Company, he spent 22 years in public accounting, the most recent 18 of which were with Grant Thornton, a national accounting firm. He became a partner of Grant Thornton in 1976.

F. TERRY BEAN                                                            AGE: 49

     Mr. Bean has been Executive Vice President -- Human Resources since he joined the Company in January 1994. Prior to joining the Company, he was employed by Roses Stores Inc., a mass merchandiser, as Senior Vice President of Human Resources. From 1978 to 1989, he was employed by Federal Express Corp., a shipping company, where he held the position of Vice President of Personnel Services from 1982 through 1989. Prior to 1978, Mr. Bean held human resource management positions with Eaton Corp. and Johnson & Johnson Corp.

RICHARD M. BENNINGTON                                                    AGE: 56

     Mr. Bennington has been Executive Vice President -- Operations and Sales since January 1996, and was Executive Vice President -- Retail Division from July 1991 to January 1996. He joined the Company as a store manager in June 1986 and has served as the Company's Executive Vice President -- Office Depot Store Operations, Vice President -- Operations, District Manager and Director of Store Operations. Prior to joining the Company, he was employed for one year by Mr. How, a chain of home products stores, as a zone manager and held various field operations positions with other specialty and mass merchandise chains.

HARRY S. BROWN                                                           AGE: 50

     Mr. Brown has been Executive Vice President -- Merchandising since he joined the Company in February 1995. Prior to joining the Company, he was employed by Marshall's, an off-price department store chain, where he served in various senior merchandise management positions from 1989 until 1995, most recently as Executive Vice President, Merchandising, Planning and Allocation. From 1980 to 1989, he served in various merchandise management positions within Macy's.

WILLIAM P. SELTZER                                                       AGE: 58

     Mr. Seltzer has been Executive Vice President -- Systems and Distribution since joining the Company in August 1992. Prior to joining the Company, he was Senior Vice President -- Distribution and Systems of Revco D.S. Inc. from November 1987 to July 1992. Mr. Seltzer was Vice President of Systems for the H.E. Butt Grocery Company from 1977 to 1987, and was Corporate Manager of Information Processing from 1972 to 1977 with SCM Corporation.

     The Company believes that each of its officers, directors and greater than ten-percent owners complied with all Section 16(a) filing requirements applicable to them during fiscal 1996.

     The Board met nine times during the 1996 fiscal year. The Board has standing Audit, Compensation, Executive and Nominating Committees. All directors attended at least 75% of the aggregate of the total number of meetings of the Board and the total number of meetings of all committees on which they served.

     The Audit Committee is currently composed of two directors (Mr. Myers and Ms. Cohen). This committee recommends to the Board the appointment of the Company's independent accountants. The committee meets with the independent accountants to discuss the scope of the audit, any nonaudit related assignments, fees, the independence of the accountants, the results of the audit and the effectiveness of the Company's internal accounting controls. The committee reports to the Board. The independent accountants have access to the committee, with or without advising management, to discuss auditing and any other accounting matters. The Audit Committee met three times during the 1996 fiscal year.

     The Compensation Committee is currently composed of two directors (Mr. Hedrick and Ms. Cohen). This committee recommends action to the Board regarding the salaries and incentive compensation of elected officers of the Company. The committee also reviews the compensation of certain other principal management employees and administers the Company's employee benefit plans. The Compensation Committee met three times during the 1996 fiscal year.

     The Executive Committee was established in February 1992 and is currently composed of two directors (Messrs. Fuente and Solomon). This committee handles matters arising between regularly scheduled meetings of the Board. The Executive Committee did not meet during the 1996 fiscal year.

     The Nominating Committee is currently composed of two directors (Messrs. Fuente and Solomon). This committee evaluates the performance of incumbent directors, considers nominees recommended by management or stockholders of the Company and develops its own recommendations. The committee will consider nominees recommended by stockholders in accordance with the Company's By-laws. The Nominating Committee met one time during the 1996 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

     Directors who are not salaried employees of the Company receive $15,000 per year plus $2,000 per Board meeting attended and are reimbursed for costs incurred in attending meetings. No additional amounts are paid for service on any committee of the Board. Directors who are not salaried employees of the Company also each receive options to purchase 7,500 shares of Common Stock per year, with an exercise price per share of fair market value measured on the date of grant. Such options become exercisable in equal proportions on the first, second and third anniversary of their date of grant. Directors who are salaried employees of the Company receive no compensation other than their compensation for such service as employees. Directors who are not salaried employees of the Company are permitted to defer 100% of their cash compensation under the Office Depot Compensation Plan.

     Executive Officers Compensation. The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the 1994, 1995 and 1996 fiscal years by (i) the Company's Chief Executive Officer,
(ii) the Company's four other most highly compensated executive officers who were serving as executive officers at the end of the 1996 fiscal year and (iii) one additional individual for whom disclosure would have been provided pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer at the end of the 1996 fiscal year (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                 ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                                            -----------------------------   -----------------------------------
                                                                                     AWARDS             PAYOUTS
                                                                            -------------------------   -------
                                                                                          SECURITIES
                                                                   OTHER                    UNDER-                  ALL
                                                                  ANNUAL    RESTRICTED      LYING                  OTHER
                                                                  COMPEN-     STOCK        OPTIONS/      LTIP     COMPEN-
                                            SALARY      BONUS     SATION     AWARD(S)        SARS       PAYOUTS   SATION
NAME AND PRINCIPAL POSITION          YEAR     ($)        ($)      ($)(1)       ($)          (#)(2)        ($)     ($)/(3)
---------------------------          ----   -------   ---------   -------   ----------   ------------   -------   -------
David I. Fuente....................  1996   800,000         -0-      -0-       -0-         165,000        -0-     160,801
  Chief Executive                    1995   700,000     280,000      -0-       -0-         125,000        -0-     127,769
  Officer                            1994   625,000   1,250,000      -0-       -0-         125,000        -0-       5,328
F. Terry Bean,.....................  1996   345,000         -0-   39,200       -0-          35,000        -0-      33,843
  Executive Vice                     1995   325,000      98,150      -0-       -0-          35,000        -0-      26,194
  President --                       1994   300,000     393,600      -0-       -0-         110,000        -0-         -0-
  Human Resources
Richard M. Bennington,.............  1996   450,000         -0-      -0-       -0-          60,000        -0-      67,734
  Executive Vice                     1995   350,000     108,500      -0-       -0-          35,000        -0-      52,508
  President --                       1994   300,000     396,000      -0-       -0-          35,000        -0-       2,958
  Operations and Sales
Harry S. Brown(4)..................  1996   400,000         -0-      -0-       -0-          40,000        -0-      68,481
  Executive Vice                     1995   302,885     134,400      -0-       -0-          95,000        -0-      52,433
  President --                       1994       -0-         -0-      -0-       -0-             -0-        -0-         -0-
  Merchandising and Marketing
Barry J. Goldstein,................  1996   400,000         -0-      -0-       -0-          40,000        -0-      53,878
  Executive Vice                     1995   350,000     109,200      -0-       -0-          35,000        -0-      43,122
  President --                       1994   300,000     393,600      -0-       -0-          35,000        -0-       2,958
  Finance, Chief Financial Officer
  and Secretary

                                                 ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                                            -----------------------------   -----------------------------------
                                                                                     AWARDS             PAYOUTS
                                                                            -------------------------   -------
                                                                                          SECURITIES
                                                                   OTHER                    UNDER-                  ALL
                                                                  ANNUAL    RESTRICTED      LYING                  OTHER
                                                                  COMPEN-     STOCK        OPTIONS/      LTIP     COMPEN-
                                            SALARY      BONUS     SATION     AWARD(S)        SARS       PAYOUTS   SATION
NAME AND PRINCIPAL POSITION          YEAR     ($)        ($)      ($)(1)       ($)          (#)(2)        ($)     ($)/(3)
---------------------------          ----   -------   ---------   -------   ----------   ------------   -------   -------
Judith Rogala(5),..................  1996   350,000         -0-   39,200       -0-             -0-        -0-      76,056
  Executive Vice                     1995   350,000         -0-      -0-       -0-          35,000        -0-      46,335
  President --                       1994   193,821     192,000      -0-       -0-          60,000        -0-         -0-
  Business Services Division

---------------

(1) Other Annual Compensation items for persons named in the summary compensation table were not reportable in 1996, 1995 and 1994 except for Mr. Bean and Ms. Rogala in 1996.

(2) Options granted have been adjusted to reflect a three-for-two stock split in 1994.

(3) Amounts reported represent insurance premiums paid by the Company for the benefit of the Named Executive Officers under a split-dollar life insurance policy and matching contributions under the Company's Retirement Savings Plan, a defined contribution plan.

(4) Mr. Brown joined the Company as Executive Vice President -- Merchandising in February 1995. Mr. Brown was compensated in 1995 at an annualized base salary of $350,000.

(5) Ms. Rogala joined the Company as Executive Vice President-Business Services Division in June 1994. Ms. Rogala resigned from the Company effective January 1996.

     The following table sets forth information with respect to all options granted in fiscal 1996 under the Option Plan to the Named Executive Officers.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                 GRANT DATE
                                      INDIVIDUAL GRANTS                                            VALUE
----------------------------------------------------------------------------------------------   ----------
                                                           PERCENT OF
                                            NUMBER OF        TOTAL       EXERCISE
                                            SECURITIES    OPTIONS/SARS      OR
                                            UNDERLYING     GRANTED TO      BASE                  GRANT DATE
                                           OPTIONS/SARS   EMPLOYEES IN    PRICE     EXPIRATION    PRESENT
NAME                                        GRANTED(1)    FISCAL YEAR     (S/SH)       DATE       VALUE(2)
----                                       ------------   ------------   --------   ----------   ----------
David I. Fuente..........................    165,000          8.35        14.25      7/19/06      886,974
F. Terry Bean............................     35,000          1.77        14.25      7/19/06      188,146
Richard M. Bennington....................     60,000          3.04        14.25      7/19/06      322,536
Harry S. Brown...........................     40,000          2.02        14.25      7/19/06      215,024
Barry J. Goldstein.......................     40,000          2.02        14.25      7/19/06      215,024
Judith Rogala............................        -0-           -0-          -0-           --          -0-

---------------

(1) All options granted in fiscal 1996 vest in three equal installments on July 19, 1997, July 19, 1998 and July 19, 1999 and were not awarded with tandem stock appreciation rights ("SARs"). If the pending merger with Staples is consummated, outstanding options and SARs will become immediately exercisable under the terms of the applicable agreements. In order to prevent dilution or enlargement of rights under the options, in the event of the Staples merger or any other reorganization, recapitalization, stock split, stock dividend, combinations of shares, merger, consolidation or other change in the Common Stock the number of shares available upon exercise and the exercise price will be adjusted accordingly. The Compensation Committee may, subject to specified limitations, advance (i) the date on which an option shall become exercisable by the grantee and (ii) the grantee's right to designate an Appreciation Date for any SAR.
(2) The Black-Scholes option pricing model was used to determine the grant date present value of the stock options granted in 1996 by the Company to the executive officers listed above. Under the Black-Scholes option pricing model, the grant date present value of each stock option referred to in the table was calculated to be $5.38. The following facts and assumptions were used in making such calculation: (i) an exercise price of $14.25 for each such stock option; (ii) a fair market value of $14.25 for one share of Common Stock on the date of grant; (iii) a dividend yield of 0%; (iv) a stock option term of 10 years; (v) a stock volatility of 25.00% based on an analysis of weekly stock closing prices of Common Stock during the fourth quarter of 1996; and (vi) an assumed risk-free interest rate of 6.38% which is equivalent to the yield on a ten-year treasury note on the date of grant. No other discounts or restrictions related to vesting or the likelihood of vesting of stock options were applied. The resulting grant date present value of $5.38 for each stock option was multiplied by the total number of stock options granted to each of the executive officers listed above to determine the total grant date present value of such stock options granted to each such executive officer, respectively.

     The following table sets forth information with respect to all options exercised in fiscal 1996 and the year-end value of unexercised options held by the Named Executive Officers.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION/SAR VALUES

                                                                            NUMBER OF
                                                                           SECURITIES         VALUE OF
                                                                           UNDERLYING        UNEXERCISED
                                                                           UNEXERCISED      IN-THE-MONEY
                                                                         OPTIONS/SARS AT   OPTIONS/SARS AT
                                                                         FISCAL YEAR-END   FISCAL YEAR-END
                                                  SHARES                 ---------------   ---------------
                                                 ACQUIRED      VALUE      EXERCISABLE/      EXERCISABLE/
                                                ON EXERCISE   REALIZED    UNEXERCISABLE     UNEXERCISABLE
NAME                                                (#)         ($)          (#)(1)            ($)(1)
----                                            -----------   --------   ---------------   ---------------
David I. Fuente...............................      -0-         -0-          990,156          7,142,568
                                                                             290,001            618,750
F. Terry Bean.................................      -0-         -0-           84,999                -0-
                                                                              95,002            131,250
Richard M. Bennington.........................      -0-         -0-          208,753          1,275,941
                                                                              95,001            225,000
Harry S. Brown................................      -0-         -0-           31,666                -0-
                                                                             103,334            150,000
Barry J. Goldstein............................      -0-         -0-          340,034          2,545,386
                                                                              75,001            450,000
Judith Rogala.................................      -0-         -0-           51,665                -0-
                                                                                 -0-                -0-

---------------

(1) The first number shown for each officer represents exercisable options, and the second number represents unexercisable options.

EMPLOYMENT AGREEMENTS

     David I. Fuente, Barry J. Goldstein, Richard M. Bennington, F. Terry Bean, Harry S. Brown, R. John Schmidt, Jr. and William P. Seltzer, all of whom are currently executive officers of the Company, entered into employment agreements with the Company in September 1996. Each employment agreement provides that if (but only if) the Company undergoes a Change of Control (as defined in the employment agreements), not including a business combination with Staples or any of its affiliates, during the Change of Control Period (as defined below), the executive will be entitled to certain employment rights; a minimum annual base salary and bonus; participation rights in the Company's incentive, savings, retirement and welfare benefit plans; and certain payments and other benefits upon termination of employment in certain circumstances. As used above, "Change of Control Period" means the period commencing on the date of the employment agreement and ending on the third anniversary thereof, provided that the Change of Control Period will be automatically extended unless earlier terminated by the Company. The purpose of the employment agreements is to assure the continued dedication of the executive, notwithstanding the possibility, threat or occurrence of a Change of Control.

     The employment agreements provide for the employment of the executive for the twelve-month period following a Change of Control (the "Employment Period") on terms comparable to those the executive enjoyed immediately prior to the Change of Control. If, during the Employment Period, the Company terminates an executive's employment other than for cause, the executive terminates his own employment for Good Reason (as defined in the employment agreements) or the executive's employment is terminated due to his death or disability, the executive will be entitled to a lump sum cash payment of (a) the sum of (i) the executive's accrued but unpaid salary through the termination date and (ii) a pro rata portion of the higher of the executive's highest bonus under any of the Company's annual incentive bonus plans during the last three full fiscal years prior to the Change of Control and the annualized annual bonus paid or payable for the most recently completed fiscal year (such higher amount being referred to as the "Highest Annual Bonus") plus (b) two (in the case of Messrs. Bean, Brown, Schmidt and Seltzer) or three (in the case of Messrs. Fuente, Goldstein and Bennington) times the sum of such executive's annual base salary and Highest Annual Bonus, plus (c) the equivalent of the amount the executive would have received under the Company's retirement plans had he continued to be employed by the Company for two or three years, as the case may be, following his termination. Moreover, if the Company terminates an executive's employment other than for cause or the executive terminates his own employment for Good Reason, the executive and his family will continue to receive the Company's welfare benefits for two or three years, as the case may be, following the termination date. Each executive will receive a smaller payment and benefit rights (as described in the employment agreements) if terminated for cause or if the executive terminates his own employment for other than Good Reason. The employment agreements further provide for the payment of a "gross up" payment in the event that the payments set forth above are subject to the excise tax imposed by Section 4999 of the Code.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board is comprised of two directors, currently Mr. Hedrick and Ms. Cohen. Neither of such directors is or was an officer of the Company or any of its subsidiaries, no executive officer of the Company serves or served on the compensation committee of another entity (i) one of whose executive officers served on the compensation committee of the Company or (ii) one of whose executive officers served as a director of the Company, and no executive officer of the Company serves or served as a director of another entity who has or had an executive officer serving on the compensation committee of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to the beneficial ownership of the Common Stock as of March 24, 1997 by (i) each stockholder known by the Company to own beneficially more than five percent (5%) of the outstanding Common Stock, (ii) each director of the Company, (iii) the Named Executive Officers and (iv) all executive officers and directors of the Company as a group. Beneficial ownership of less than one percent is indicated by an asterisk. Except as otherwise indicated below, each of the entities named in the table has sole voting and investment power with respect to all shares of Common Stock beneficially owned by such entity as set forth opposite such entity's name, and the address of each of the entities named in the table is the Company's address. No effect has been given to shares reserved for issuance under outstanding stock options except where otherwise indicated.

                                                               NUMBER OF SHARES       PERCENT OF CLASS
NAME OF INDIVIDUAL OR GROUP                                  BENEFICIALLY OWNED(1)     OUTSTANDING(2)
---------------------------                                  ---------------------    ----------------
Massachusetts Financial Services Company(3)................       11,989,984                   7.6%
  500 Boylston Street
  Boston, Massachusetts 02116
FMR Corp.(4)...............................................        9,451,850                   6.0%
  82 Devonshire Street
  Boston, Massachusetts 02109
Fourcar B.V.(5)............................................        9,192,600                   5.8%
  Coolsingel 139
  3012 AG Rotterdam
  The Netherlands
F. Terry Bean(6)...........................................          115,712                     *
Richard M. Bennington(7)...................................          216,198                     *
Harry S. Brown(8)..........................................           57,811                     *
Cynthia R. Cohen(9)........................................           13,038                     *
Herve Defforey(10).........................................        9,195,100                   5.8%
David I. Fuente(11)........................................        1,350,812                     *
Barry J. Goldstein(12).....................................          456,332                     *
W. Scott Hedrick(13).......................................           70,532                     *
James L. Heskett(14).......................................            3,500                     *
Michael J. Myers(15).......................................           43,786                     *
Frank P. Scruggs, Jr.......................................               --                     *
Peter J. Solomon(16).......................................          113,314                     *
All Executive Officers and Directors
  as a Group (14 persons)(17)..............................       12,064,784                   7.6%

---------------

 (1) Includes shares of Common Stock subject to options which are exercisable within 60 days of March 24, 1997.
 (2) Based on 157,471,381 shares of Common Stock outstanding as of March 24, 1997. Shares subject to options exercisable within 60 days of March 24, 1997 are considered for the purpose of determining the percent of the class held by the holder of such option, but not for the purpose of computing the percentage held by others.
 (3) Based solely upon a Schedule 13G dated February 12, 1997. Of the 11,989,984 shares shown as beneficially owned by Massachusetts Financial Services Company ("MFSC"), MFSC has sole voting power with respect to 11,804,034 of such shares and sole dispositive power with respect to all 11,989,984 of such shares.
 (4) Based solely upon a Schedule 13G dated February 14, 1997. Of the 9,451,850 shares shown as beneficially owned by FMR Corp. ("FMR"), FMR has sole voting power with respect to 135,355 of such shares and sole dispositive power with respect to all 9,451,850 of such shares.
 (5) Based solely upon a Schedule 13D dated July 31, 1995.

 (6) Includes options to purchase 110,000 shares issued to Mr. Bean pursuant to the Office Depot, Inc. Stock Option and Stock Appreciation Rights Plan (the "Option Plan").
 (7) Includes options to purchase 208,753 shares issued to Mr. Bennington pursuant to the Option Plan.
 (8) Includes options to purchase 51,666 shares issued to Mr. Brown pursuant to the Option Plan.
 (9) Includes options to purchase 12,500 shares issued to Ms. Cohen as a director of the Company.
(10) Includes options to purchase 2,500 shares issued to Mr. Defforey as a director of the Company. Mr. Defforey is a director of the Company and is an executive director of Carrefour S. A. ("Carrefour") and a member of the oversight committee (but not the board of directors) of Carrefour Nederland B.V. (a subsidiary of Carrefour which directly owns all of the outstanding capital stock of Fourcar) and may be deemed to share voting and dispositive power as to the 9,192,600 shares held of record by Fourcar. Mr. Defforey disclaims beneficial ownership of these shares.
(11) Includes options to purchase 990,156 shares issued to Mr. Fuente pursuant to the Option Plan, 1,890 shares held of record by his spouse, 3,990 shares held of record by his step-daughter, Rebecca Mishkin, and 2,300 shares held of record by an irrevocable trust for the benefit of his step-daughter. Mr. Goldstein is the trustee of such trust. Mr. Fuente disclaims beneficial ownership of the shares held by his spouse, his step-daughter and Mr. Goldstein, as trustee.
(12) Includes options to purchase 340,034 shares issued to Mr. Goldstein pursuant to the Option Plan and 2,300 shares held of record by an irrevocable trust for the benefit of Mr. Fuente's step-daughter, of which Mr. Goldstein is the trustee. As the trustee, Mr. Goldstein has investment and voting power with respect to the shares held by the trust. Mr. Goldstein disclaims beneficial ownership of the shares held by the trust.
(13) Includes options to purchase 38,011 shares issued to Mr. Hedrick as a director of the Company.
(14) Includes options to purchase 2,500 shares issued to Mr. Heskett as a director of the Company.
(15) Includes options to purchase 40,786 shares issued to Mr. Myers as a director of the Company.
(16) Includes options to purchase 81,814 shares granted to Mr. Solomon as a director of the Company.
(17) Includes options to purchase 2,266,469 shares. Also includes 9,192,600 shares held by Fourcar on account of Mr. Defforey's relationship with such entity. Mr. Defforey disclaims beneficial ownership of such shares. See
     Note 10 above.

     The Company believes that Judith Rogola who resigned from the Company effective January 1996 does not have a reporting obligation to the Company regarding her beneficial ownership of outstanding Common Stock.

     Staples has an option to purchase 31,200,000 shares of the Company's common stock pursuant to an Option Agreement dated as of September 4, 1996. The option may only be exercised upon the happening of certain events, none of which have occurred as of the date hereof. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Proposed Merger."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CARREFOUR S.A.

     On April 24, 1991, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Carrefour, pursuant to which the Company agreed to sell to Carrefour 6,435,000 newly issued shares of the Company's Common Stock at a price of $6.23 per share (the "Carrefour Transaction"). Such shares were issued to Fourcar, a wholly-owned indirect subsidiary of Carrefour. The Carrefour Transaction was consummated on June 7, 1991 and resulted in proceeds to the Company of $40,040,000. Fourcar subsequently purchased additional shares in the market. In August 1995, 15,500,000 shares of the Company's Common Stock were offered pursuant to a public offering whereby 2,000,000 shares were sold by the Company and 13,500,000 shares were sold by Fourcar (the "Offerings"). Following the completion of the Offerings, Fourcar continued to own 9,192,600 shares of Common Stock (approximately 6% of the then issued and outstanding shares). In addition, Carrefour has agreed not to compete with the Company in the retail office products supply business in a large volume, warehouse or discount store format in North America. In June 1995, the Company entered into a joint venture agreement with Carrefour to own and operate office supply stores in France using a format similar to that utilized by the Company in its U.S. stores. The joint venture is owned 50% by Carrefour and 50% by the Company. The joint venture opened its first two stores in France in 1996. Herve Defforey, who is a director of the Company, is the Director of General Finance and Administration of Carrefour and, is a Director of the joint venture.

PROPOSED MERGER

     In September 1996, the Company entered into the Merger Agreement with Staples and Acquisition Sub. Pursuant to the Merger Agreement, (i) Acquisition Sub will be merged with and into Office Depot, and Office Depot will become a wholly-owned subsidiary of Staples and (ii) each outstanding share of the Company's common stock will be converted into the right to receive 1.14 shares of common stock of Staples. In connection with the merger, both companies also issued mutual options to purchase up to 19.9% of the outstanding stock of the other company under certain conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Proposed Merger."

     David I. Fuente, Barry J. Goldstein and Richard M. Bennington, all of whom are currently executive officers of the Company, each have entered into an employment agreements with Staples, which will take effect upon the Effective Date (as defined in the employment agreements). Each employment agreement has a three-year term and contemplates that during the one-year period beginning upon the Effective Date and ending on the first anniversary thereof (the "Initial Period") the executive will devote a significant portion of his time to the integration of the two companies. The employment agreement provides for an annual base salary, bonus arrangements and other benefits which are comparable to those currently received by the executive from the Company. In order to induce the executive to remain employed by Staples after consummation of the merger (the "Merged Company") during the critical transitional period in which the operations of the two companies are being integrated, the employment agreement provides that the executive shall be paid a bonus (the "Initial Bonus") equal to 50% of his Base Amount (as defined below) if he is employed by the Company as of the Effective Date and an additional bonus (the "Transition Bonus") equal to 150% of his Base Amount if he is employed by the Merged Company on the first anniversary of the Effective Date. Generally, an executive's "Base Amount" means the sum of his current annual base salary with the Company and the highest annual bonus earned by him during the five full fiscal years prior to the date of the employment agreement. The employment agreement also provides that if the executive's employment is terminated either (i) by the Merged Company without cause (as defined in the employment agreements), (ii) by the executive for good reason (as defined in the employment agreements, including, among other things, a diminution in his position or responsibilities after the Initial Period from such executive's duties prior to the merger or a required relocation), or (iii) upon the death or disability of the executive, then the Merged Company shall provide certain benefits to the executive (or his estate or beneficiary), including (a) the payment of 100% of his Base Amount (the "Severance Payment"), (b) if such employment termination occurs during the Initial Period (and the executive has therefore not received the Transition Bonus) the payment of an additional amount equal to the Transition Bonus, (c) the payment of a pro rata portion of his annual bonus for the year in which employment termination occurs and (d) the continuation of employee benefits (including medical, disability and other insurance benefits) for a period of three years after such employment termination. The employment agreement further provides that in the event the payments to the executive under the employment agreement (the "Original Payments") are subject to the excise tax imposed by
Section 4999 of the Internal Revenue Code (the "Code") (or any interest or penalties are incurred by the executive with respect to such excise tax), then the Merged Company shall make an additional payment (the "Gross-Up Payment") to the executive in an amount such that after payment by the executive of all taxes (including the excise tax) imposed upon the Gross-Up Payment, the executive retains a portion of the Gross-Up Payment equal to the amount of the excise tax imposed upon the Original Payments (provided that if the net after-tax payments to the executive after the Gross-Up Payment would not be at least $50,000 greater than the net after-tax payments to the executive that would result from an elimination of the Gross-Up Payment and a reduction of the Original Payments to such amount that would avoid the imposition of any excise tax, then no Gross-Up Payment shall be made to the executive and the Original Payments shall be reduced to such reduced amount). The employment agreement also contains a covenant by the executive that he will not, while employed by the Merged Company and for two years after the termination of his employment with the

Merged Company, participate in any capacity in any business engaged principally in the sale of office supplies in any country where the Merged Company or its affiliates is then doing business.

     F. Terry Bean, Harry S. Brown, R. John Schmidt, Jr. and William P. Seltzer, all of whom are currently executive officers of the Company, have each entered into an employment agreement with Staples on substantially the terms described in the preceding paragraph, with the following exceptions: the amount of the Transition Bonus payable to the executive is 100% (rather than 150%) of his Base Amount; and the amount of the Severance Payment payable to the executive is 50% (rather than 100%) of his Base Amount.

     Approximately 51 additional employees of the Company have each entered into an employment agreement with Staples on substantially the terms described above, with the following exceptions: no bonuses are paid to such employee upon either the Effective Date or the first anniversary of the Effective Date; the Base Amount is calculated with reference to the highest annual bonus earned in the prior three fiscal years (rather than five); the amount of the Severance Payment is 100% of his or her Base Amount; the provision of benefits following certain employment terminations continues for one year (rather than three); and there is no Gross-Up Payment made in the event that the Original Payments are subject to the excise tax under Section 4999 of the Code (the amount of the Original Payments under these Employment Agreements would not normally trigger such excise tax).

     All outstanding stock options for the purchase of Company common stock were granted pursuant to option agreements that provide that such options shall become exercisable in full from and after the date of a change in control of the Company. The merger will constitute a change in control of the Company within the meaning of such option agreements.

     Pursuant to the Merger Agreement, Staples has agreed to indemnify each present and former director and officer of the Company against liabilities or expenses incurred in connection with claims relating to matters occurring prior to the closing of the Merger, and to maintain in effect directors' and officers' liability insurance for their benefit. In addition, Office Depot has entered into an indemnity agreement with each of its directors and executive officers pursuant to which the Company has agreed, among other things, to indemnify such persons to the maximum extent permitted by Delaware law.

     Peter J. Solomon, a member of the Company's board of directors, is also Chairman of PJSC. PJSC was engaged by the Company to provide investment banking services in connection with the proposed merger with Staples. Under the engagement letter between the Company and PJSC, the Company has agreed to pay PJSC, upon consummation of the merger, a transaction fee of 0.375% of the aggregate consideration paid or payable in the merger (the "Initial Transaction Fee") minus (a) the amount paid (up to $2 million) by the Company to a financial advisor other than PJSC for a fairness opinion and (b) the amount paid by the Company to any additional financial advisor hired by the Company (up to an aggregate of 30% of the Initial Transaction Fee). For this purpose, the "aggregate consideration" includes the total amount of cash, securities, contractual arrangements and other properties paid or payable to holders of the Company's equity securities (including any amounts paid to holders of options, warrants and convertible securities) plus the amount of any short-term and long-term debt of the Company (x) existing on the balance sheet of the Company at the time of the consummation of the merger or (y) repaid, retired or assumed in connection with the merger. PJSC is also entitled, if the Company receives a break-up, termination or topping fee in connection with the termination or abandonment of the merger, to a cash fee equal to 70% of the lesser of (i) $10 million or (ii) 20% of the aggregate amount of all such break-up fees. The Company also has agreed to reimburse PJSC for its reasonable out-of-pocket expenses, including attorneys' fees, under certain circumstances and to indemnify PJSC against certain liabilities, including certain liabilities under the federal securities laws.

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

     (b) Reports on Form 8-K.

          The Company did not file any Reports on Form 8-K during the fourth quarter of fiscal 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 1997.

                                          OFFICE DEPOT, INC.

                                          By       /s/ DAVID I. FUENTE
                                            ------------------------------------
                                                      David I. Fuente,
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 28, 1997.

                      SIGNATURE                                           CAPACITY
                      ---------                                           --------

                 /s/ DAVID I. FUENTE                   Chairman of the Board and Chief Executive
-----------------------------------------------------    Officer (Principal Executive Officer)
                   David I. Fuente

               /s/ BARRY J. GOLDSTEIN                  Executive Vice President -- Finance, Chief
-----------------------------------------------------    Financial Officer and Secretary (Principal
                 Barry J. Goldstein                      Financial and Accounting Officer)

                /s/ CYNTHIA R. COHEN                   Director
-----------------------------------------------------
                  Cynthia R. Cohen

                 /s/ HERVE DEFFOREY                    Director
-----------------------------------------------------
                   Herve Defforey

                /s/ W. SCOTT HEDRICK                   Director
-----------------------------------------------------
                  W. Scott Hedrick

                /s/ JAMES L. HESKETT                   Director
-----------------------------------------------------
                  James L. Heskett

                /s/ MICHAEL J. MYERS                   Director
-----------------------------------------------------
                  Michael J. Myers

              /s/ FRANK P. SCRUGGS, JR.                Director
-----------------------------------------------------
                Frank P. Scruggs, Jr.

                /s/ PETER J. SOLOMON                   Director
-----------------------------------------------------
                  Peter J. Solomon

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report of Deloitte & Touche LLP on
  Consolidated Financial Statements and Financial Statement
  Schedule..................................................  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Earnings.........................  F-4
Consolidated Statements of Stockholders' Equity.............  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Office Depot, Inc.

     We have audited the consolidated balance sheets of Office Depot, Inc. and Subsidiaries as of December 28, 1996 and December 30, 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 28, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Office Depot, Inc. and Subsidiaries as of December 28, 1996 and December 30, 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitt & Touche LLP

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
February 25, 1997
(March 10, 1997 as to Note B)

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              DECEMBER 28,   DECEMBER 30,
                                                                  1996           1995
                                                              ------------   ------------
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................   $   51,398     $   61,993
  Receivables, net of allowances of $11,538 in 1996 and
     $3,808 in 1995.........................................      401,900        380,431
  Merchandise inventories...................................    1,324,506      1,258,413
  Deferred income taxes.....................................       29,583         18,542
  Prepaid expenses..........................................       14,209         11,620
                                                               ----------     ----------
          Total current assets..............................    1,821,596      1,730,999
Property and Equipment, net.................................      671,648        565,082
Goodwill, net of Amortization...............................      190,052        195,302
Other Assets................................................       57,021         39,834
                                                               ----------     ----------
                                                               $2,740,317     $2,531,217
                                                               ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................   $  781,963     $  841,589
  Accrued expenses..........................................      177,680        166,575
  Income taxes..............................................       25,819         10,542
  Short-term borrowings and current maturities of long-term
     debt...................................................      142,339          3,309
                                                               ----------     ----------
          Total current liabilities.........................    1,127,801      1,022,015
Long-Term Debt, less Current Maturities.....................       17,128        112,340
Deferred Taxes and Other Credits............................       39,814         11,297
Zero Coupon, Convertible Subordinated Notes.................      399,629        382,570
Commitments and Contingencies...............................           --             --
Common Stockholders' Equity:
  Common stock -- authorized 400,000,000 shares of $.01 par
     value; issued 159,417,089 in 1996 and 157,961,801 in
     1995...................................................        1,594          1,580
  Additional paid-in capital................................      630,049        605,876
  Foreign currency translation adjustment...................       (1,073)          (794)
  Retained earnings.........................................      527,125        398,083
  Less: 2,163,447 shares of treasury stock, at cost.........       (1,750)        (1,750)
                                                               ----------     ----------
                                                                1,155,945      1,002,995
                                                               ----------     ----------
                                                               $2,740,317     $2,531,217
                                                               ==========     ==========

        The accompanying notes are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS )

                                                              52 WEEKS       52 WEEKS       53 WEEKS
                                                               ENDED          ENDED          ENDED
                                                            DECEMBER 28,   DECEMBER 30,   DECEMBER 31,
                                                                1996           1995           1994
                                                            ------------   ------------   ------------
Sales.....................................................   $6,068,598     $5,313,192     $4,266,199
Cost of goods sold and occupancy costs....................    4,700,910      4,110,334      3,283,498
                                                             ----------     ----------     ----------
Gross profit..............................................    1,367,688      1,202,858        982,701
Store and warehouse operating and selling expenses........      951,084        782,478        642,572
Pre-opening expenses......................................        9,827         17,746         11,990
General and administrative expenses.......................      162,149        153,344        130,022
Amortization of goodwill..................................        5,247          5,213          5,288
                                                             ----------     ----------     ----------
                                                              1,128,307        958,781        789,872
                                                             ----------     ----------     ----------
Operating profit..........................................      239,381        244,077        192,829
Other income (expense)
  Interest income.........................................        1,593          1,357          4,000
  Interest expense........................................      (26,078)       (22,551)       (18,096)
  Equity and franchise income (loss), net.................       (2,178)          (962)           197
                                                             ----------     ----------     ----------
Earnings before income taxes..............................      212,718        221,921        178,930
Income taxes..............................................       83,676         89,522         73,973
                                                             ----------     ----------     ----------
Net earnings..............................................   $  129,042     $  132,399     $  104,957
                                                             ==========     ==========     ==========
Earnings per common and common equivalent share:
  Primary.................................................   $      .81     $      .85     $      .69
  Fully diluted...........................................          .80            .83            .68

        The accompanying notes are an integral part of these statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               PERIOD FROM DECEMBER 26, 1993 TO DECEMBER 28, 1996
                  (IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)

                                                                                  FOREIGN
                                              COMMON      COMMON   ADDITIONAL    CURRENCY
                                               STOCK      STOCK     PAID-IN     TRANSLATION   RETAINED   TREASURY
                                              SHARES      AMOUNT    CAPITAL     ADJUSTMENT    EARNINGS    STOCK
                                            -----------   ------   ----------   -----------   --------   --------
BALANCE AT DECEMBER 26, 1993..............  149,114,196   $1,491    $428,891      $   383     $161,269   $(1,750)
Exercise of stock options (including tax
  benefits)...............................    2,137,696      21       17,526           --           --        --
Issuance of stock under employee purchase
  plan....................................      199,974       2        4,651           --           --        --
401(k) plan matching contributions........       84,915       1        2,049           --           --        --
S corporation distribution to
  stockholders............................           --      --           --           --         (542)       --
Foreign currency translation adjustment...           --      --           --       (3,678)          --        --
Net earnings for the period...............           --      --           --           --      104,957        --
                                            -----------   ------    --------      -------     --------   -------
BALANCE AT DECEMBER 31, 1994..............  151,536,781   1,515      453,117       (3,295)     265,684    (1,750)
Issuance of common stock..................    4,325,000      43      121,756           --           --        --
Exercise of stock options (including tax
  benefits)...............................    1,751,620      17       22,146           --           --        --
Issuance of stock under employee purchase
  plan....................................      274,161       3        7,019           --           --        --
401(k) plan matching contributions........       59,438       1        1,564           --           --        --
Conversion of LYONs to common stock.......       14,801       1          274           --           --        --
Foreign currency translation adjustment...           --      --           --        2,501           --        --
Net earnings for the period...............           --      --           --           --      132,399        --
                                            -----------   ------    --------      -------     --------   -------
BALANCE AT DECEMBER 30, 1995..............  157,961,801   1,580      605,876         (794)     398,083    (1,750)
Exercise of stock options (including tax
  benefits)...............................      947,402      10       14,347           --           --        --
Issuance of stock under employee purchase
  and restricted award plans..............      398,913       3        7,750           --           --        --
401(k) plan matching contributions........      108,681       1        2,070           --           --        --
Conversion of LYONs to common stock.......          292      --            6           --           --        --
Foreign currency translation adjustment...           --      --           --         (279)          --        --
Net earnings for the period...............           --      --           --           --      129,042        --
                                            -----------   ------    --------      -------     --------   -------
BALANCE AT DECEMBER 28, 1996..............  159,417,089   $1,594    $630,049      $(1,073)    $527,125   $(1,750)
                                            ===========   ======    ========      =======     ========   =======

        The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      CHANGE IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                            52 WEEKS       52 WEEKS       53 WEEKS
                                                             ENDED          ENDED          ENDED
                                                          DECEMBER 28,   DECEMBER 30,   DECEMBER 31,
                                                              1996           1995           1994
                                                          ------------   ------------   ------------
Cash flows from operating activities
  Cash received from customers..........................  $ 6,039,729    $ 5,243,724    $ 4,208,675
  Cash paid for inventories.............................   (4,632,221)    (4,090,129)    (3,239,438)
  Cash paid for store and warehouse operating, selling
     and general and administrative expenses............   (1,231,412)    (1,045,448)      (860,354)
  Interest received.....................................        1,624          1,357          4,296
  Interest paid.........................................       (8,898)        (5,665)        (2,078)
  Income taxes paid.....................................      (55,859)       (77,865)       (64,994)
                                                          -----------    -----------    -----------
     Net cash provided by operating activities..........      112,963         25,974         46,107
                                                          -----------    -----------    -----------
Cash flows from investing activities
  Capital expenditures, net.............................     (176,888)      (219,892)      (171,810)
                                                          -----------    -----------    -----------
     Net cash used in investing activities..............     (176,888)      (219,892)      (171,810)
                                                          -----------    -----------    -----------
Cash flows from financing activities
  Proceeds from exercise of stock options and sales of
     stock under employee stock purchase plan...........       14,596         20,883         14,976
  Proceeds from stock offering..........................           --        121,799             --
  Foreign currency translation adjustment...............         (279)         2,501         (3,678)
  Proceeds from long- and short-term borrowings.........      146,652        178,410         30,466
  Payments on long- and short-term borrowings...........     (107,639)      (100,088)       (25,584)
  S corporation distribution to stockholders............           --             --           (542)
                                                          -----------    -----------    -----------
     Net cash provided by financing activities..........       53,330        223,505         15,638
                                                          -----------    -----------    -----------
     Net increase (decrease) in cash and cash
       equivalents......................................      (10,595)        29,587       (110,065)
Cash and cash equivalents at beginning of period........       61,993         32,406        142,471
                                                          -----------    -----------    -----------
Cash and cash equivalents at end of period..............  $    51,398    $    61,993    $    32,406
                                                          ===========    ===========    ===========
Reconciliation of net earnings to net cash provided by
  operating activities
  Net earnings..........................................  $   129,042    $   132,399    $   104,957
                                                          -----------    -----------    -----------
  Adjustments to reconcile net earnings to net cash
     provided by operating activities
     Depreciation and amortization......................       82,525         64,830         49,585
     Provision for losses on inventory and accounts
       receivable.......................................       38,597         20,297         11,718
     Accreted interest on zero coupon, convertible
       subordinated notes...............................       17,064         16,505         16,042
     Contributions of common stock to employee benefit
       and stock purchase plans.........................        2,780          2,271          2,458
  Changes in assets and liabilities
     Increase in receivables............................      (30,054)      (116,092)       (66,026)
     Increase in merchandise inventories................      (96,105)      (340,372)      (283,233)
     Increase in prepaid expenses, deferred income taxes
       and other assets.................................      (32,965)          (583)       (18,337)
     Increase in accounts payable, accrued expenses and
       deferred credits.................................        2,079        246,719        228,943
                                                          -----------    -----------    -----------
          Total adjustments.............................      (16,079)      (106,425)       (58,850)
                                                          -----------    -----------    -----------
Net cash provided by operating activities...............  $   112,963    $    25,974    $    46,107
                                                          ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Office Depot, Inc. and subsidiaries (the "Company") operates a national chain of high-volume office supply stores and contract stationer/delivery warehouses. The Company was incorporated in March 1986 and opened its first store in October 1986.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Investments in joint ventures are accounted for using the equity method.

     The Company is on a 52 or 53 week fiscal year ending on the last Saturday in December. The fiscal years presented in the financial statements include 52 weeks in 1996 and 1995 and 53 weeks in 1994.

     All common stock share and per share amounts for all periods presented have been adjusted for a three-for-two stock split in June 1994 effected in the form of a stock dividend.

     Certain reclassifications were made to prior year statements to conform to current year presentations.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     The Company considers any highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

RECEIVABLES

     Receivables as of December 28, 1996 and December 30, 1995 are comprised of trade receivables not financed through outside programs, totaling approximately $222,673,000 and $187,476,000, respectively, as well as amounts due from others. An allowance for doubtful accounts is provided for estimated amounts considered to be uncollectible. The credit risk related to these trade receivables is limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and geographies.

     Amounts due from others, totaling approximately $179,227,000 and $192,955,000 as of December 28, 1996 and December 30, 1995, respectively, consist primarily of estimated receivables from vendors under various rebate, cooperative advertising and miscellaneous programs. Funds received from vendors under rebate and miscellaneous marketing programs related to the purchase price of merchandise inventories are capitalized and recognized as a reduction of cost of sales as merchandise is sold. Amounts relating to cooperative advertising and marketing programs are recognized as a reduction of advertising expense in the period that the related expenses are incurred.

MERCHANDISE INVENTORIES

     Inventories are stated at the lower of weighted average cost or market value.

INCOME TAXES

     The Company provides for Federal and state income taxes currently payable as well as deferred income taxes resulting from temporary differences between the basis of assets and liabilities for tax purposes and for financial statement purposes using the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this standard, deferred tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives on a straight-line basis. Estimated useful lives are 30 years for buildings and 3 to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the lesser of the terms of the respective leases, including applicable renewal periods, or the estimated useful lives of the improvements. The Company capitalized interest costs of approximately $700,000 in 1996, $600,000 in 1995 and $1,000,000 in 1994
as part of the cost of major asset construction projects.

GOODWILL

     Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired under the purchase method of accounting. Goodwill is amortized on a straight-line basis over 40 years. Accumulated amortization of goodwill was $17,411,000 and $12,164,000 as of December 28, 1996 and December 30, 1995, respectively. Management periodically evaluates the recoverability of goodwill, as measured by projected undiscounted future cash flows from the underlying acquired businesses which gave rise to such amount.

LONG-LIVED ASSETS

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Long-lived assets and certain identifiable intangibles to be held and used by a company are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for such long-lived assets and identifiable intangibles should be based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

     The adoption of SFAS No. 121 in 1996 did not have a material effect on the Company's financial position or the results of its operations.

ADVERTISING

     Advertising costs are either charged to expense when incurred or capitalized and amortized in proportion to related revenues. The Company and its vendors participate in cooperative advertising programs in which the vendors reimburse the Company for a portion of certain advertising costs. Advertising expense, net of vendor cooperative advertising allowances, amounted to $55,828,000 in 1996, $42,878,000 in 1995 and $45,361,000 in 1994.

PRE-OPENING EXPENSES

     Pre-opening expenses related to new store and customer service center openings are expensed as incurred.

POSTRETIREMENT BENEFITS

     The Company does not currently provide postretirement benefits for its employees.

INSURANCE RISK RETENTION

     The Company retains certain risks for workers' compensation, general liability and employee medical programs and accrues estimated liabilities on an undiscounted basis for known claims and claims incurred but not reported.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the Consolidated Balance Sheets of the Company, for which it is practicable to estimate fair value. The estimated fair values of financial instruments which are presented herein have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

     The following methods and assumptions were used to estimate fair value:

     - the carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value due to their short-term nature;

     - discounted cash flows using current interest rates for financial instruments with similar characteristics and maturity were used to determine the fair value of short-term and long-term debt; and

     - quoted market prices were used to determine the fair value of the zero coupon, convertible subordinated notes.

     There were no significant differences as of December 28, 1996 and December 30, 1995 in the carrying value and fair value of financial instruments except for the zero coupon, convertible subordinated notes which had a carrying value of $399,629,000 and $382,570,000 and a fair value of $376,033,000 and
$422,407,000 at the end of 1996 and 1995, respectively.

NOTE B -- PROPOSED MERGER

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

     The consummation of the merger is subject to a number of conditions, including approval by the stockholders of both the Company and Staples, and the receipt of governmental consents and approvals, including those under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the Canadian Competition Act. On November 1, 1996, the Federal Trade Commission ("FTC") issued a Second Request for Information to Staples and the Company, beginning an investigation of the merger. Since that time, the Company has cooperated with the FTC in its review of the merger and has provided the FTC with requested documents and information. The Company believes the merger fully complies with the antitrust laws. An "Advanced Ruling Certificate" from the Canadian Competition Bureau clearing the proposed merger under Canadian law was received on December 16, 1996.

     On March 10, 1997, the FTC voted to challenge the merger. Staples and the Company plan to vigorously contest any FTC challenge. Nevertheless, the Company has been working with Staples and the FTC staff on an acceptable divestiture of stores or other settlement arrangement that would benefit the Company, its shareholders and its customers by allowing the merger to close. Staples and the Company have entered into an agreement with OfficeMax, Inc. whereby Staples and the Company would divest a total of 63 stores, which Staples and the Company believe should remedy any perceived competitive issues and should obviate the need for any FTC challenge. The FTC is currently reviewing the proposed divestiture package, and has withheld issuance of a complaint pending this review. If this or another settlement is ultimately approved by the FTC, a consent decree would be issued along with the complaint that would allow the merger to close.

     If a settlement is not ultimately approved by the FTC, the Company anticipates the merger will be subject to litigation with the FTC. A preliminary injunction hearing will be held, likely within a few months of the issuance of the complaint. Whether or not the FTC is ultimately successful in obtaining a preliminary injunction, after any appeals, the FTC has told the Company it plans to pursue its challenge in FTC administrative hearings.

     Staples and the Company each have the right to terminate the Merger Agreement if the merger has not been consummated by May 31, 1997.

     The merger, if completed, will be accounted for as a pooling of interests, and, accordingly, the Company's prior period financial statements will be restated and combined with the prior period financial statements of Staples, as if the merger had taken place at the beginning of the periods reported.

     Based upon the number of outstanding shares of Staples common stock and the Company common stock as of December 28, 1996, the stockholders of the Company immediately prior to the consummation of the merger will own approximately 53% of the outstanding shares of Staples common stock immediately following consummation of the merger.

     Upon consummation of the proposed merger, pursuant to the Merger Agreement, each outstanding option to purchase Company common stock will be converted into an option to purchase such number of shares of Staples common stock (rounded down to the nearest whole number) as is equal to the number of shares of Company common stock issuable upon exercise of such option immediately prior to the effective time multiplied by the exchange ratio. The exercise price per share of each such option, as so converted, will be equal to (x) the aggregate exercise price for the shares of Company common stock otherwise purchasable pursuant to such Company stock option immediately prior to the effective time divided by (y) the number of whole shares of Staples common stock deemed purchasable pursuant to such Company stock option as determined above (rounded up to the nearest whole cent). All outstanding Company stock options, under the terms of such option agreements, will become exercisable in full upon the closing of the merger.

     In September 1996, a complaint was filed asserting, among other things, a claim for breach of fiduciary duty against members of the Company's Board of Directors, seeking to be certified as a class action and seeking injunctive relief in connection with the proposed merger. The Company believes that this lawsuit is without merit and will defend against it vigorously.

NOTE C -- PROPERTY AND EQUIPMENT

     Property and equipment consists of:

                                                             DECEMBER 28,    DECEMBER 30,
                                                                 1996            1995
                                                             ------------    ------------
                                                                    (IN THOUSANDS)
Land.......................................................    $ 64,678        $ 64,094
Buildings..................................................     103,338          66,703
Leasehold improvements.....................................     333,992         278,821
Furniture, fixtures and equipment..........................     423,525         338,308
                                                               --------        --------
                                                                925,533         747,926
Less accumulated depreciation and amortization.............     253,885         182,844
                                                               --------        --------
                                                               $671,648        $565,082
                                                               ========        ========

     Assets held under capital leases included above consist of:

                                                             DECEMBER 28,    DECEMBER 30,
                                                                 1996            1995
                                                             ------------    ------------
                                                                    (IN THOUSANDS)
Assets, at cost............................................    $24,929         $22,439
Less accumulated depreciation..............................     14,334          12,919
                                                               -------         -------
                                                               $10,595         $ 9,520
                                                               =======         =======

NOTE D -- DEBT

     Debt consists of the following:

                                             DECEMBER 28, 1996          DECEMBER 30, 1995
                                          -----------------------    -----------------------
                                          SHORT-TERM    LONG-TERM    SHORT-TERM    LONG-TERM
                                          ----------    ---------    ----------    ---------
                                                            (IN THOUSANDS)
Capital lease obligations collateralized
  by certain equipment and fixtures.....   $     --      $ 9,816       $   --      $  8,570
13% senior subordinated notes, unsecured
  and due 2002..........................         --        9,651           --         9,888
Non-interest bearing promissory note,
  due February 1996, guaranteed by an
  irrevocable letter of credit..........         --           --        1,980            --
Bank borrowings.........................    140,000           --           --        95,000
Installment notes, interest rates
  ranging from 5.9% to 18.7%, payable in
  monthly installments through 2007,
  collateralized by certain equipment...         --           --           --           211
                                           --------      -------       ------      --------
                                            140,000       19,467        1,980       113,669
Current portion of long-term debt.......      2,339       (2,339)       1,329        (1,329)
                                           --------      -------       ------      --------
                                           $142,339      $17,128       $3,309      $112,340
                                           ========      =======       ======      ========

     The Company has a credit agreement with its principal bank and a syndicate of commercial banks which provides for a working capital line and letters of credit totaling $300,000,000. The agreement provides that funds borrowed will bear interest, at the Company's option, at either .3125% over the LIBOR rate, 1.75% over the Federal Funds rate, a base rate linked to the prime rate, or under a competitive bid facility. The Company must also pay a fee of .1875% per annum on the available and unused portion of the credit facility. The credit facility expires in June 2000. In addition to the credit facility, the bank has provided a capital lease facility to the Company under which the bank has agreed to purchase up to $25,000,000 of equipment on behalf of the Company and lease such equipment to the Company. As of December 28, 1996, the Company had $140,000,000 of outstanding borrowings under the revolving credit facility and had utilized approximately $18,321,000 of the lease facility. Additionally, the Company had outstanding letters of credit under the credit agreement totaling $11,170,000 as of December 28, 1996. The loan agreement contains covenants relating to maintaining various financial statement ratios. In the first quarter of 1997, the Company repaid in full all borrowings outstanding at December 28, 1996 under the credit agreement. Accordingly, the outstanding balance is reflected as a current liability at December 28, 1996.

     Maturities of debt are as follows:

                                                               DECEMBER 28,
                                                                   1996
                                                               ------------
                                                              (IN THOUSANDS)
1997........................................................     $142,339
1998........................................................        2,495
1999........................................................        2,596
2000........................................................        2,343
2001........................................................          588
Thereafter..................................................        9,106
                                                                 --------
                                                                 $159,467
                                                                 ========

     Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 28, 1996 are as follows:

                                                               DECEMBER 28,
                                                                   1996
                                                               ------------
                                                              (IN THOUSANDS)
1997........................................................      $2,633
1998........................................................       2,659
1999........................................................       2,621
2000........................................................       2,227
2001........................................................         398
Thereafter..................................................         680
                                                                 -------
Total minimum lease payments................................      11,218
Less amount representing interest at 6.0% to 9.0%...........       1,402
                                                                 -------
Present value of net minimum lease payments.................       9,816
Less current portion........................................       2,101
                                                                 -------
Non-current portion.........................................      $7,715
                                                                 =======

NOTE E -- ZERO COUPON, CONVERTIBLE SUBORDINATED NOTES

     On December 11, 1992, the Company issued $316,250,000 principal amount of Liquid Yield Option Notes ("LYONs") with a price to the public of $150,769,000. The issue price of each such LYON was $476.74 and there will be no periodic payments of interest. The LYONs will mature on December 11, 2007 at $1,000 per LYON, representing a yield to maturity of 5% (computed on a semi-annual bond equivalent basis).

     On November 1, 1993, the Company issued $345,000,000 principal amount of LYONs with a price to the public of $190,464,000. The issue price of each such LYON was $552.07 and there will be no periodic payments of interest. These LYONs will mature on November 1, 2008 at $1,000 per LYON, representing a yield to maturity of 4% (computed on a semiannual bond equivalent basis).

     All LYONs are subordinated to all existing and future senior indebtedness of the Company.

     Each LYON is convertible at the option of the holder at any time on or prior to maturity, unless previously redeemed or otherwise purchased by the Company, into common stock of the Company at a conversion rate of 29.263 shares per 1992 LYON and 21.234 shares per 1993 LYON. The LYONs may be required to be purchased by the Company, at the option of the holder, as of December 11, 1997 and December 11, 2002 for the 1992 LYONs and as of November 1, 2000 for the 1993 LYONs, at the issue price plus accrued original issue discount. The Company, at its option, may elect to pay the purchase price on any particular purchase date in cash or common stock, or any combination thereof. The total amount of the 1992 LYONs and 1993 LYONs as of December 28, 1996, including accrued interest, were approximately $183,825,000 and $215,804,000, respectively.

     In addition, prior to December 11, 1997 for the 1992 LYONs and prior to November 1, 2000 for the 1993 LYONs, the LYONs will be purchased for cash by the Company, at the option of the holder, in the event of a change in control of the Company. The Company believes the proposed merger with Staples does not constitute a change in control of the Company for purposes of the LYONs. Beginning on December 11, 1996, for the 1992 LYONs and on November 1, 2000 for the 1993 LYONs, the LYONs are redeemable for cash at any time at the option of the Company in whole or in part at the issue price plus accrued original issue discount through the date of redemption.

NOTE F -- INCOME TAXES

     The income tax provision consists of the following:

                                                      52 WEEKS       52 WEEKS       53 WEEKS
                                                       ENDED          ENDED          ENDED
                                                    DECEMBER 28,   DECEMBER 30,   DECEMBER 31,
                                                        1996           1995           1994
                                                    ------------   ------------   ------------
                                                                  (IN THOUSANDS)
Current provision
  Federal.........................................    $69,291        $65,573        $62,211
  State...........................................      8,649         12,613         14,616
Deferred provision (benefit)......................      5,736         11,336         (2,854)
                                                      -------        -------        -------
Total provision for income taxes..................    $83,676        $89,522        $73,973
                                                      =======        =======        =======

     The tax effected components of deferred income tax accounts consists of the following:

                                                       AS OF          AS OF          AS OF
                                                    DECEMBER 28,   DECEMBER 30,   DECEMBER 31,
                                                        1996           1995           1994
                                                    ------------   ------------   ------------
                                                                  (IN THOUSANDS)
Interest premium on notes redeemed................    $    --        $ 2,004        $ 4,944
Self-insurance accruals...........................      7,529          5,839          8,302
Inventory costs capitalized for tax purposes......      2,949          2,797          4,483
Vacation pay accruals.............................      3,535          3,264          2,993
Reserve for bad debts.............................      3,606          1,173          1,463
Reserve for facility closings.....................      4,768          2,996          3,073
Other items, net..................................     17,955         16,875         13,034
                                                      -------        -------        -------
Deferred tax assets...............................     40,342         34,948         38,292
                                                      -------        -------        -------
Excess of tax over book depreciation..............     12,465          7,468          3,524
Capitalized leases................................      5,123          4,781          4,509
Excess of tax over book amortization..............      2,775          1,455            708
Other items, net..................................     11,835          7,364          4,335
                                                      -------        -------        -------
Deferred tax liabilities..........................     32,198         21,068         13,076
                                                      -------        -------        -------
Net deferred tax assets...........................    $ 8,144        $13,880        $25,216
                                                      =======        =======        =======

     The following schedule is a reconciliation of income taxes at the federal statutory rate to the provision for income taxes:

                                                  52 WEEKS        52 WEEKS        53 WEEKS
                                                   ENDED           ENDED           ENDED
                                                DECEMBER 28,    DECEMBER 30,    DECEMBER 31,
                                                    1996            1995            1994
                                                ------------    ------------    ------------
                                                               (IN THOUSANDS)
Federal tax computed at the statutory rate....    $74,452         $77,672         $62,626
State taxes, net of federal benefit...........      6,382           8,877           8,944
Effect of S corporation income prior to
  acquisitions................................         --              --          (1,161)
Nondeductible goodwill amortization...........      1,821           1,843           1,955
Other items, net..............................      1,021           1,130           1,609
                                                  -------         -------         -------
Provision for income taxes....................    $83,676         $89,522         $73,973
                                                  =======         =======         =======

     Four of the contract stationers acquired in 1994 were organized as S corporations and, therefore, did not provide for income taxes prior to their respective acquisitions.

NOTE G -- COMMITMENTS AND CONTINGENCIES

LEASES

     The Company conducts its operations in various leased facilities under leases that are classified as operating leases for financial statement purposes. The leases provide for the Company to pay real estate taxes, common area maintenance, and certain other expenses, including, in some instances, contingent rentals based on sales. Lease terms, excluding renewal option periods exercisable by the Company at escalated rents, expire between 1997 and 2021. In addition to the base lease term, the Company has various renewal option periods. Also, certain equipment used in the Company's operations is leased under operating leases. A schedule of fixed operating lease commitments follows:

                                                                DECEMBER 28,
                                                                    1996
                                                              -----------------
                                                               (IN THOUSANDS)
1997........................................................     $  155,761
1998........................................................        151,245
1999........................................................        141,425
2000........................................................        124,092
2001........................................................        108,377
Thereafter..................................................        628,422
                                                                 ----------
                                                                 $1,309,322
                                                                 ==========

     The above amounts include ten stores leased but not yet opened as of December 28, 1996. The Company is in the process of opening new stores and customer service centers in the ordinary course of business, and leases signed subsequent to December 28, 1996 are not included in the above described commitment amount. Rent expense, including equipment rental, was approximately $184,697,000, $154,633,000 and $124,693,000, during 1996, 1995 and 1994, respectively.

     In January 1996, the Company entered into a lease commitment for an additional corporate office building. As of December 28, 1996, the building, which is based on a build-to-suit lease, was still under construction. The lease has an initial term of 20 years commencing on the earlier of (i) the Company's commencement of business in the building, or (ii) the later of (a) July 1, 1997 or (b) 15 days following completion of the building. This lease will be classified as a capital lease and will be recorded as such when the term commences in 1997. This lease will result in a capital lease asset and obligation of approximately

$26,000,000 and initial annual lease commitments of approximately $2,200,000. Also, in July 1996, the Company entered into an operating lease facility for up to $25,000,000 of equipment. As of December 28, 1996, the Company had utilized approximately $16,493,000 of this lease facility.

OTHER

     Certain holders of the Company's common stock have limited demand registration rights. The cost of such registration will generally be borne by the Company.

     The Company is involved in litigation arising in the normal course of its business. In the opinion of management, these matters will not materially affect the financial position or results of operations of the Company (see also Note
B).

     As of December 28, 1996, the Company has reserved 16,565,223 shares of unissued common stock for conversion of the zero coupon, convertible subordinated notes (see also Note E).

NOTE H -- EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS

     As of December 28, 1996, the Company had reserved 10,693,208 shares of common stock for issuance to officers and key employees under its 1986 and 1987 Incentive Stock Option Plans, its 1988 and 1989 Employees Stock Option Plans and its Omnibus Equity Plan and its Directors Stock Option Plan. Under these plans, the option price must be equal to or in excess of the market price of the stock on the date of the grant or, in the case of employees who own 10% or more of common stock, the minimum price must be 110% of the market price.

     Options granted to date become exercisable from one to four years after the date of grant, provided that the individual is continuously employed by the Company (see also Note B). All options expire no more than ten years after the date of grant. No amounts have been charged to income under the plans.

EMPLOYEE STOCK PURCHASE PLAN

     In October 1989, the Board of Directors approved an Employee Stock Purchase Plan, which permits eligible employees to purchase common stock from the Company at 90% of its fair market value through regular payroll deductions. The maximum aggregate number of shares eligible for purchase under the plan is 1,125,000.

RETIREMENT SAVINGS PLAN

     In February 1990, the Board of Directors approved a Retirement Savings Plan, which permits eligible employees to make contributions to the plan on a pretax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company makes a matching stock contribution of 50% of the employee's pretax contribution, up to 3% of the employee's compensation, in any calendar year.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock option plan. The compensation cost that has been charged against income for its Employee Stock Purchase Plan and its restricted stock award plan approximated $1,482,000, $693,000 and $428,000, in 1996, 1995
and 1994, respectively. Had compensation cost for the Company's stock-based compensation plans been determined using the fair value method described in

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," at the grant dates for awards under these plans, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts presented below:

                                                                1996        1995
                                                              --------    --------
Net earnings (in thousands)
  As reported...............................................  $129,042    $132,399
  Pro forma.................................................   122,072     129,712
Primary earnings per share
  As reported...............................................  $   0.81    $   0.85
  Pro forma.................................................      0.77        0.83
Fully diluted earnings per share
  As reported...............................................  $   0.80    $   0.83
  Pro forma.................................................      0.76        0.81

     The fair value of each option grant is established on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995: expected volatility of 25% for both years, risk-free interest rates of 6.36% for 1996 and 6.28% for 1995, expected lives of approximately five years for both years; and a dividend yield of zero for both years.

     A summary of the status of the option plans as of and for the changes during each of the three years in the period ended December 28, 1996 is presented below:

                                1996                     1995                    1994
                        ---------------------    --------------------    --------------------
                                     WEIGHTED                WEIGHTED                WEIGHTED
                                     AVERAGE                 AVERAGE                 AVERAGE
                                     EXERCISE                EXERCISE                EXERCISE
                         SHARES       PRICE       SHARES      PRICE       SHARES      PRICE
                        ---------    --------    ---------   --------    ---------   --------
Outstanding at
  beginning of year...  8,325,801     $16.95     8,369,379    $12.95     8,715,741    $ 9.29
Granted...............  2,036,276      16.50     1,983,750     27.00     1,944,002     22.67
Canceled..............    841,942      22.33       291,487     20.21       342,094     21.41
Exercised.............    946,502       7.98     1,735,841      8.49     1,948,270      5.56
                        ---------     ------     ---------    ------     ---------    ------
Outstanding at end of
  year................  8,573,633     $17.30     8,325,801    $16.89     8,369,379    $12.80
                        =========     ======     =========    ======     =========    ======

     The weighted average fair values of options granted during the years ended December 28, 1996 and December 30, 1995 were $5.83 and $9.60, respectively.

     The following table summarizes information about the option plans as of December 28, 1996:

                               OPTIONS OUTSTANDING
                    ------------------------------------------    OPTIONS EXERCISABLE
                                      WEIGHTED                   ----------------------
                                       AVERAGE        WEIGHTED                 WEIGHTED
                                      REMAINING       AVERAGE                  AVERAGE
     RANGE OF         NUMBER      CONTRACTUAL LIFE    EXERCISE     NUMBER      EXERCISE
  EXERCISE PRICES   OUTSTANDING      (IN YEARS)        PRICE     EXERCISABLE    PRICE
  ---------------   -----------   -----------------   --------   -----------   --------
   $ 2.28 -  3.40      153,191           3.4           $ 3.16       153,191     $ 3.16
     3.41 -  5.15      185,981           3.3             4.15       185,981       4.15
     5.16 -  7.70      965,395           4.5             6.01       965,395       6.01
     7.71 - 11.50      363,814           5.5            10.76       363,814      10.76
    11.51 - 17.30    2,439,621           7.9            13.88     1,097,190      13.28
    17.31 - 23.00    2,445,990           7.6            20.29     1,581,945      19.95
    23.01 - 31.94    2,019,641           8.4            26.67       810,205      26.49
   --------------    ---------           ---           ------     ---------     ------
   $ 2.28 - 31.94    8,573,633           7.3           $17.30     5,157,721     $15.23
   ==============    =========           ===           ======     =========     ======

NOTE I -- CAPITAL STOCK

     In August 1995, the Company completed a public offering of 4,325,000 shares of common stock, raising net proceeds of approximately $121,799,000.

     As of December 28, 1996, there were 1,000,000 shares of $.01 par value preferred stock authorized of which none are issued or outstanding.

STOCKHOLDER RIGHTS PLAN

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

NOTE J -- SUPPLEMENTAL INFORMATION ON NONCASH INVESTING AND FINANCING ACTIVITIES

     The Consolidated Statements of Cash Flows for 1996, 1995 and 1994 do not include the following noncash investing and financing transactions:

                                                      52 WEEKS       52 WEEKS       53 WEEKS
                                                       ENDED          ENDED          ENDED
                                                    DECEMBER 28,   DECEMBER 30,   DECEMBER 31,
                                                        1996           1995           1994
                                                    ------------   ------------   ------------
Equipment purchased under leases..................     $4,805         $5,836         $   --
Conversion of convertible, subordinated debt to
  common stock....................................          6            275             --
Additional paid-in capital related to tax benefit
  on stock options exercised......................      6,804          7,598          6,816

NOTE K -- NET EARNINGS PER SHARE

     Net earnings per common and common equivalent share is based upon the weighted average number of shares and equivalents outstanding during each period. Stock options are considered common stock equivalents. The zero coupon, convertible subordinated notes are not common stock equivalents. Net earnings per common share assuming full dilution was determined on the assumption that the unconverted notes were converted as of the beginning of the period. Net earnings under this assumption have been adjusted for interest, net of its income tax effect.

     The information required to compute net earnings per share on a primary and fully diluted basis is as follows:

                                              52 WEEKS       52 WEEKS       53 WEEKS
                                               ENDED          ENDED          ENDED
                                            DECEMBER 28,   DECEMBER 30,   DECEMBER 31,
                                                1996           1995           1994
                                            ------------   ------------   ------------
                                                          (IN THOUSANDS)
Primary:
  Weighted average number of common and
     common equivalent shares.............     158,655        155,551        152,570
                                              ========       ========       ========
Fully diluted:
  Net earnings............................    $129,042       $132,399       $104,957
  Interest expense related to convertible
     notes, net of tax....................      10,580         10,068          9,359
                                              --------       --------       --------
  Adjusted net earnings...................    $139,622       $142,467       $114,316
                                              ========       ========       ========
  Weighted average number of common and
     common equivalent shares.............     158,720        155,674        152,654
  Shares issued upon assumed conversion of
     convertible notes....................      16,565         16,568         16,580
                                              --------       --------       --------
  Shares used in computing net earnings
     per common and common equivalent
     share assuming full dilution.........     175,285        172,242        169,234
                                              ========       ========       ========

NOTE L -- RECEIVABLES SOLD WITH RECOURSE

     The Company has two private label credit card programs which are managed by financial services companies. All credit card receivables related to one of these programs were sold on a recourse basis. Proceeds to the Company for such receivables sold with recourse were approximately $331,000,000, $313,000,000 and $253,000,000 in 1996, 1995 and 1994, respectively. One of the Company's maximum exposure to off-balance sheet credit risk is represented by the outstanding balance of private label credit card receivables with recourse, which totaled approximately $4,800,000 as of December 28, 1996. One of the financial services companies periodically estimates the percentage to be withheld from proceeds for receivables sold to achieve the necessary reserve for potential uncollectible amounts. The Company expenses such withheld amounts at the time of the sale to the financial services company.

NOTE M -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    FIRST        SECOND       THIRD        FOURTH
                                                   QUARTER      QUARTER      QUARTER      QUARTER
                                                  ----------   ----------   ----------   ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Fiscal Year Ended December 28, 1996
Net sales.......................................  $1,632,995   $1,381,365   $1,509,650   $1,544,588
Gross profit(a).................................     355,378      324,704      333,686      353,920
Net earnings....................................      33,483       28,237       31,858       35,464
Net earnings per common share (fully diluted)...  $      .21   $      .18   $      .20          .22
Fiscal Year Ended December 30, 1995
Net sales.......................................  $1,351,212   $1,200,410   $1,337,108   $1,424,462
Gross profit(a).................................     304,829      271,804      307,490      318,735
Net earnings....................................      32,474       27,418       36,842       35,665
Net earnings per common share (fully diluted)...  $      .21   $      .18   $      .23   $      .22

---------------

(a) Gross profit is net of occupancy costs.

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                                PAGE
                                                                                ----
Schedule II   --  Valuation and Qualifying Accounts and Reserves..............  F-21

     All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere herein.

                                                                     SCHEDULE II

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

               COLUMN A                   COLUMN B                   COLUMN C                      COLUMN D
---------------------------------------  ----------   ---------------------------------------   --------------
                                                             ADDITIONS
                                                      -----------------------
                                         BALANCE AT   CHARGED TO   CHARGED TO
                                         BEGINNING    COSTS AND      OTHER      DEDUCTIONS --   BALANCE AT END
              DESCRIPTION                OF PERIOD     EXPENSES     ACCOUNTS     WRITE-OFFS       OF PERIOD
---------------------------------------  ----------   ----------   ----------   -------------   --------------
Allowance for Doubtful Accounts:
  1996.................................    $3,808       $8,825        $600          $1,695         $11,538
  1995.................................     3,426        1,869          --           1,487           3,808
  1994.................................     3,251        1,167          --             992           3,426

                               INDEX TO EXHIBITS

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER                                   EXHIBIT                                PAGE +
-------                                  -------                             ------------
 3.1      --   Restated Certificate of Incorporation, as amended to date...       (1)
 3.2      --   Bylaws......................................................       (2)
 4.1      --   Form of certificate representing shares of Common Stock.....       (3)
 4.2      --   Form of Indenture (including form of LYON) between the
                 Company and The Bank of New York, as Trustee..............       (4)
 4.3      --   Form of Indenture (including form of LYON) between the
                 Company and Bankers Trust Company, as Trustee.............       (5)
 4.4      --   Rights Agreement dated as of September 4, 1996 between
                 Office Depot, Inc. and ChaseMellon Shareholder Services,
                 L.L.C., as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Junior
                 Participating Preferred Stock, Series A attached thereto
                 as Exhibit A, the form of Rights Certificate attached
                 thereto as Exhibit B and the Summary of Rights attached
                 thereto as Exhibit C......................................       (6)
10.1      --   Stock Purchase Agreement, dated as of June 21, 1989, between
                 the Company and Carrefour S.A.............................       (3)
10.2      --   Agreement and Plan of Reorganization, dated December 19,
                 1990, among the Company, The Office Club, Inc. and OD Sub
                 Corp......................................................       (3)
10.3      --   Stock Purchase Agreement, dated as of April 24, 1991,
                 between the Company, Carrefour S.A. and Carrefour
                 Nederland B. V............................................       (7)
10.4      --   Revolving Credit and Line of Credit Agreement dated as of
                 September 30, 1993 by and among the Company and Sun Bank,
                 National Association, individually and as Agent,
                 NationsBank of Florida, N.A., PNC Bank, Kentucky, Inc.,
                 Bank of America National Trust and Savings Association and
                 Royal Bank of Canada......................................       (8)
10.5      --   Office Depot, Inc. Omnibus Equity Plan*.....................       (1)
10.6      --   Directors' Stock Option Plan*...............................       (9)
10.7      --   Amended and Restated Agreement and Plan of Merger dated as of July 12, 1993 and amended and restated as of August 30,
                 1993 by and among the Company, Eastman Office Products
                 Corporation, EOPC Acquisition Corp. and certain
                 investors.................................................      (10)
10.8      --   1994-1998 Office Depot, Inc. Designated Executive Incentive
                 Plan*.....................................................       (1)
10.9      --   Partnership Agreement, dated as of June 10, 1995, between
                 the Company and Carrefour, a joint stock company
                 incorporated under French law.............................      (11)
10.10     --   Agreement and Plan of Merger dated as of September 4, 1996, by and among Staples, Inc., Marlin Acquisition Corp. and
                 Office Depot, Inc.........................................      (12)
10.11     --   Stock Option Agreement dated as of September 4, 1996 between
                 Staples, Inc., as Grantee, and Office Depot, Inc., as
                 Grantor...................................................      (12)
10.12     --   Stock Option Agreement dated as of September 4, 1996 between
                 Office Depot, Inc., as Grantee, and Staples, Inc., as
                 Grantor...................................................      (12)
10.13     --   Form of Employment Agreement, dated as of September 4, 1996, by and between Office Depot, Inc. and each of F. Terry
                 Bean, Harry S. Brown, R. John Schmidt, Jr. and William P.
                 Seltzer...................................................
10.14     --   Form of Employment Agreement, dated as of September 4, 1996, by between Office Depot, Inc. and each of David I. Fuente,
                 Barry J. Goldstein and Richard M. Bennington..............

                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER                                   EXHIBIT                                PAGE +
-------                                  -------                             ------------
10.15     --   Form of Indemnification Agreement, dated as of September 4,
                 1996, by and between Office Depot, Inc. and each of David
                 I. Fuente, Mark D. Begelman, Cynthia R. Cohen, Herve
                 Defforey, W. Scott Hedrick, James L. Heskett, John B.
                 Mumford, Michael J. Myers, Peter J. Solomon, Alan L.
                 Wurtzel, Barry J. Goldstein, F. Terry Bean, Richard M.
                 Bennington, Harry S. Brown, William P. Seltzer and R. John
                 Schmidt, Jr.
10.16     --   Financial advisory services letter agreement, dated as of
                 August 22, 1996, between Office Depot, Inc. and Peter J.
                 Solomon Company Limited...................................
21.1      --   List of the Company's subsidiaries..........................
23.1      --   Consent of Deloitte & Touche LLP............................
27.1      --   Financial Data Schedule.....................................

---------------

   + This information appears only in the manually signed original copies of this report.
   * Management contract or compensatory plan or arrangement.
 (1) Incorporated by reference to the respective exhibit to the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders.
 (2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 12, 1996.
 (3) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-39473.
 (4) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-54574.
 (5) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-70378.
 (6) Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on September 6, 1996.
 (7) Incorporated by reference to the respective exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1991.
 (8) Incorporated by reference to the respective exhibit to the Company's Current Report on Form 8-K filed October 14, 1993.
 (9) Incorporated by reference to the respective exhibit to the Company's Annual Report on Form 10-K for the year ended December 26, 1992.
(10) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-51409.
(11) Incorporated by reference to the respective exhibit to the Company's Annual Report on Form 10-K for the year ended December 30, 1995.
(12) Incorporated by reference to the Company's Registration Statement on Form 8-A, filed with the Commission on September 6, 1996.

     Upon request, the Company will furnish a copy of any exhibit to this report upon the payment of reasonable copying and mailing expenses.