Form 10-K405/A
period 1996-12-28
OFFICE DEPOT INC
filed 1997-04-16
CIK 800240

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A

   (MARK ONE)
      [X]        AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR
                 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE
                 REQUIRED, EFFECTIVE OCTOBER 7, 1996).
                 FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

Following is a description of the amendment:

ITEM 1.  BUSINESS.

     The second sentence of the fourth paragraph of the subitem "Expansion Program -- Other Office Products and Services" currently reads "The Company opened its first store in Texas in 1995 and opened four additional stores in California, South Florida and Texas in 1996." The sentence is amended to read "The Company opened its first store in Texas in 1995 and opened three additional stores in California, South Florida and Texas in 1996."

     The first sentence of the subitem Store Design and Operations -- Delivery Services currently reads "The Company's customer service centers range from 38,000 to 325,000 square feet, with its more recently opened customer service centers averaging 165,000 square feet." The sentence is amended to read "The Company's customer service centers range from 34,000 to 434,000 square feet, with its more recently opened customer service centers averaging 165,000 square feet."

ITEM 2.  PROPERTIES.

     The second sentence of the second paragraph currently reads "The owned facilities are located in twenty states, primarily Florida and Texas and four Canadian provinces." The sentence is amended to read "The owned facilities are located in sixteen states, primarily Florida and Texas and three Canadian provinces."

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     The table of the high and low sale prices of the Common Stock quoted on the New York Stock Exchange Composite Tape currently reports a high quote of $23.750 for the third quarter of 1996. The table is amended to report a high quote of $23.500 for the third quarter of 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The tenth sentence of the fifth paragraph of the subitem "Liquidity and Capital Resources" currently reads "As of December 28, 1996, the Company has utilized approximately $12,682,000 of this lease facility." The sentence is amended to read "As of December 28, 1996, the Company had utilized approximately $18,321,000 of this lease facility.

ITEM 8.  FINANCIAL STATEMENTS.

     The consolidated financial statements (together with independent auditors' report) of the Company and its subsidiaries are included on pages F-2 through F-19 of this report on Form 10-K/A.

     The conformed signature to the Independent Auditors' Report currently reads "/s/ Deloitt & Touche LLP." The signature is amended to read "/s/ Deloitte & Touche LLP."

     The table for tax effected components of deferred income tax accounts in Note F to the consolidated financial statements currently reports "Reserve for facility closings" of 2,996 and 3,073 for the periods ended December 30, 1995 and December 31, 1994, respectively. Note F is amended to report "Reserve for facility closings" of 5,734 and 5,707 for the periods ended December 30, 1995 and December 31, 1994, respectively.

     The table for tax effected components of deferred income tax accounts in Note F to the consolidated financial statements currently reports "Other items, net" of 16,875 and 13,034 for the periods ended December 30, 1995 and December 31, 1994, respectively. Note F is amended to report "Other items, net" of 14,137 and 10,400 for the periods ended December 30, 1995 and December 31, 1994, respectively.

     The fourth sentence of Note L to the consolidated financial statements currently reads "One of the Company's maximum exposure to off-balance sheet credit risk is represented by the outstanding balance of private label credit card receivables with recourse, which totaled approximately $4,800,000 as of December 28, 1996." The sentence is amended to read "The Company's maximum exposure to off-balance sheet credit risk is represented by the outstanding balance of private label credit card receivables with recourse, which totaled approximately $4,800,000 as of December 28, 1996."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     References to "Effective Date" in subitem "Proposed Merger" are amended to refer to "Effective Time."

EXHIBIT 23.1

     The conformed signature to the Independent Auditors' Consent currently reads "/s/ Deloitte & Touche." The signature is amended to read "/s/ Deloitte & Touche LLP."

     The revised Items and Exhibit are included in their entirety as part of this report on Form 10-K/A.

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

     - Furniture At Work(TM) -- Approximately 20,000 square foot office furniture stores, which offer a broad line of office furniture, office accessories and design services. The Company opened its first store in Texas in 1995 and opened three additional stores in California, South Florida and Texas in 1996.


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


     Delivery Services. The Company's customer service centers range from 34,000 to 434,000 square feet, with its more recently opened customer service centers averaging 165,000 square feet. Inventory is received and stocked in each center using an automated inventory tracking system. The Company is in the process of converting its customer service centers to an integrated system. Customer orders, placed via phone, fax or electronically, are filled by the appropriate customer service center for next day delivery. The appropriate customer service center is determined by the Company's automated routing systems, and the order is filled by using both in-stock and wholesaler inventory.


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


     Most of the Company's facilities are leased or subleased by the Company with lease terms (excluding renewal options exercisable by the Company at escalated rents) expiring between 1997 and 2021, except for 46 facilities that are owned by the Company. The owned facilities are located in sixteen states, primarily Florida and Texas and three Canadian provinces. The Company operates its office products stores under the names Office Depot, The Office Place (in Ontario, Canada), Furniture at Work, Images, and Office Depot Express. The Company operates its contract stationer businesses under the name Office Depot.


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


                                                               HIGH       LOW
                                                              -------   -------
1995
  First Quarter.............................................  $26.500   $22.750
  Second Quarter............................................   29.500    20.875
  Third Quarter.............................................   32.125    27.000
  Fourth Quarter............................................   31.750    19.000

1996
  First Quarter.............................................  $23.875   $16.875
  Second Quarter............................................   25.625    19.375
  Third Quarter.............................................   23.500    12.875
  Fourth Quarter............................................   23.750    17.250


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


     The Company currently plans to open approximately 40 stores and 3 to 4 delivery warehouses during 1997. Uncertainty and a loss of certain real estate personnel, both resulting from the delay in the pending merger with Staples, negatively affected the Company's short-term store opening program.


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


     The Company has a credit agreement with its principal bank and a syndicate of commercial banks which provides for a working capital line and letters of credit totaling $300,000,000. The credit agreement provides that funds borrowed will bear interest, at the Company's option, at either .3125% over the LIBOR rate, 1.75% over the Federal Funds rate, a base rate linked to the prime rate, or under a competitive bid facility. The Company must also pay a facility fee of
 .1875% per annum on the available and unused portion of the credit facility. The credit facility currently expires June 30, 2000. As of December 28, 1996, the Company had borrowed $140,000,000 and had outstanding letters of credit totaling $11,170,000 under the credit facility. The credit agreement contains certain restrictive covenants relating to various financial statement ratios. In the first quarter of 1997, the Company repaid in full all borrowings outstanding at December 28, 1996 under the credit agreement. Accordingly, the outstanding balance is reflected as a current liability at December 28, 1996. In addition to the credit facility, the bank has provided a lease facility to the Company under which the bank has agreed to purchase up to $25,000,000 of equipment on behalf of the Company and lease such equipment to the Company. As of December 28, 1996, the Company had utilized approximately $18,321,000 of this lease facility. In July 1996, the Company entered into an additional lease facility with another bank for up to $25,000,000 of equipment. As of December 28, 1996, the Company had utilized approximately $16,493,000 of this lease facility.


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


     David I. Fuente, Barry J. Goldstein and Richard M. Bennington, all of whom are currently executive officers of the Company, each have entered into an employment agreements with Staples, which will take effect upon the Effective Time (as defined in the employment agreements). Each employment agreement has a three-year term and contemplates that during the one-year period beginning upon the Effective Time and ending on the first anniversary thereof (the "Initial Period") the executive will devote a significant portion of his time to the integration of the two companies. The employment agreement provides for an annual base salary, bonus arrangements and other benefits which are comparable to those currently received by the executive from the Company. In order to induce the executive to remain employed by Staples after consummation of the merger (the "Merged Company") during the critical transitional period in which the operations of the two companies are being integrated, the employment agreement provides that the executive shall be paid a bonus (the "Initial Bonus") equal to 50% of his Base Amount (as defined below) if he is employed by the Company as of the Effective Time and an additional bonus (the "Transition Bonus") equal to 150% of his Base Amount if he is employed by the Merged Company on the first anniversary of the Effective Time. Generally, an executive's "Base Amount" means the sum of his current annual base salary with the Company and the highest annual bonus earned by him during the five full fiscal years prior to the date of the employment agreement. The employment agreement also provides that if the executive's employment is terminated either (i) by the Merged Company without cause (as defined in the employment agreements), (ii) by the executive for good reason (as defined in the employment agreements, including, among other things, a diminution in his position or responsibilities after the Initial Period from such executive's duties prior to the merger or a required relocation), or (iii) upon the death or disability of the executive, then the Merged Company shall provide certain benefits to the executive (or his estate or beneficiary), including (a) the payment of 100% of his Base Amount (the "Severance Payment"), (b) if such employment termination occurs during the Initial Period (and the executive has therefore not received the Transition Bonus) the payment of an additional amount equal to the Transition Bonus, (c) the payment of a pro rata portion of his annual bonus for the year in which employment termination occurs and (d) the continuation of employee benefits (including medical, disability and other insurance benefits) for a period of three years after such employment termination. The employment agreement further provides that in the event the payments to the executive under the employment agreement (the "Original Payments") are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code (the "Code") (or any interest or penalties are incurred by the executive with respect to such excise tax), then the Merged Company shall make an additional payment (the "Gross-Up Payment") to the executive in an amount such that after payment by the executive of all taxes (including the excise tax) imposed upon the Gross-Up Payment, the executive retains a portion of the Gross-Up Payment equal to the amount of the excise tax imposed upon the Original Payments (provided that if the net after-tax payments to the executive after the Gross-Up Payment would not be at least $50,000 greater than the net after-tax payments to the executive that would result from an elimination of the Gross-Up Payment and a reduction of the Original Payments to such amount that would avoid the imposition of any excise tax, then no Gross-Up Payment shall be made to the executive and the Original Payments shall be reduced to such reduced amount). The employment agreement also contains a covenant by the executive that he will not, while employed by the Merged Company and for two years after the termination of his employment with the Merged Company, participate in any capacity in any business engaged principally in the sale of office supplies in any country where the Merged Company or its affiliates is then doing business.

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


     Approximately 51 additional employees of the Company have each entered into an employment agreement with Staples on substantially the terms described above, with the following exceptions: no bonuses are paid to such employee upon either the Effective Time or the first anniversary of the Effective Time; the Base Amount is calculated with reference to the highest annual bonus earned in the prior three fiscal years (rather than five); the amount of the Severance Payment is 100% of his or her Base Amount; the provision of benefits following certain employment terminations continues for one year (rather than three); and there is no Gross-Up Payment made in the event that the Original Payments are subject to the excise tax under Section 4999 of the Code (the amount of the Original Payments under these Employment Agreements would not normally trigger such excise tax).


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

                                   SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 16, 1997.


                                          OFFICE DEPOT, INC.


                                          By:     /s/ BARRY J. GOLDSTEIN

                                            ------------------------------------
                                                     Barry J. Goldstein
                                            Executive Vice President -- Finance,
                                                Chief Financial Officer and
                                                          Secretary

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
                                                      =======        =======        =======

     The tax effected components of deferred income tax accounts consists of the following:


                                                       AS OF          AS OF          AS OF
                                                    DECEMBER 28,   DECEMBER 30,   DECEMBER 31,
                                                        1996           1995           1994
                                                    ------------   ------------   ------------
                                                                  (IN THOUSANDS)
Interest premium on notes redeemed................    $    --        $ 2,004        $ 4,944
Self-insurance accruals...........................      7,529          5,839          8,302
Inventory costs capitalized for tax purposes......      2,949          2,797          4,483
Vacation pay accruals.............................      3,535          3,264          2,993
Reserve for bad debts.............................      3,606          1,173          1,463
Reserve for facility closings.....................      4,768          5,734          5,707
Other items, net..................................     17,955         14,137         10,400
                                                      -------        -------        -------
Deferred tax assets...............................     40,342         34,948         38,292
                                                      -------        -------        -------
Excess of tax over book depreciation..............     12,465          7,468          3,524
Capitalized leases................................      5,123          4,781          4,509
Excess of tax over book amortization..............      2,775          1,455            708
Other items, net..................................     11,835          7,364          4,335
                                                      -------        -------        -------
Deferred tax liabilities..........................     32,198         21,068         13,076
                                                      -------        -------        -------
Net deferred tax assets...........................    $ 8,144        $13,880        $25,216
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