Form 10-Q
period 1997-03-29
OFFICE DEPOT INC
filed 1997-05-13
CIK 800240

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

For the quarterly period ended            March 29, 1997
                               ------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -------------------

Commission file number                 1-10948
                      ---------------------------------------------------

                               OFFICE DEPOT, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                 59-2663954
-------------------------------------------------------------------------------
          (State or other jurisdiction                   (I.R.S. Employer
          incorporation or organization)                Identification No.)

       2200 Old Germantown Road, Delray Beach, Florida           33445
-------------------------------------------------------------------------------
            (Address of principal executive offices)           (Zip Code)

                                 (561) 278-4800
-------------------------------------------------------------------------------
              (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

                                  Yes X        No
                                     ---         ----

The registrant had 157,543,339 shares of common stock outstanding as of May 9, 1997.

                               OFFICE DEPOT, INC.

                                     INDEX

                                                                          Page

Part I.  FINANCIAL INFORMATION

         Item 1          Financial Statements
         ------
                         Consolidated Statements of Earnings for the
                         13 Weeks Ended March 29, 1997 and
                         March 30, 1996                                      3

                         Consolidated Balance Sheets as of
                         March 29, 1997 and December 28, 1996                4

                         Consolidated Statements of Cash Flows for the
                         13 Weeks Ended March 29, 1997 and
                         March 30, 1996                                      5

                         Notes to Consolidated Financial Statements      6 - 9

         Item 2          Management's Discussion and Analysis of
         ------          Financial Condition and Results of Operations  10 - 17

Part II.   OTHER INFORMATION                                                 18

SIGNATURE                                                                    19

INDEX TO EXHIBITS                                                            20

                      OFFICE DEPOT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)

                                  (Unaudited)



                                                                 13 Weeks                  13 Weeks
                                                                   Ended                     Ended
                                                                  March 29,                 March 30,
                                                                    1997                      1996
                                                                 ----------                ----------
Sales                                                            $1,772,444                $1,632,995
Cost of goods sold and occupancy costs                            1,372,903                 1,277,617
                                                                 ----------                ----------

     Gross profit                                                   399,541                   355,378

Store and warehouse operating
   and selling expenses                                             274,617                   246,773
Pre-opening expenses                                                    791                     1,141
General and administrative expenses                                  46,066                    44,443
Amortization of goodwill                                              1,312                     1,330
                                                                 ----------                ----------
                                                                    322,786                   293,687
                                                                 ----------                ----------


     Operating Profit                                                76,755                    61,691

Other (income) expense

    Interest (income) expense, net                                    4,753                     4,856
    Equity and franchise (income) loss, net                           1,245                       445
    Merger costs                                                      6,611                       ---
                                                                 ----------                ----------

    Earnings before income taxes                                     64,146                    56,390

Income taxes                                                         25,359                    22,907
                                                                 ----------                ----------

Net earnings                                                     $   38,787                $   33,483
                                                                 ==========                ==========

Earnings per common and common equivalent share:

       Primary                                                        $0.24                     $0.21
       Fully diluted                                                  $0.24                     $0.21


                      OFFICE DEPOT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                          March 29,      December 28,
                                                            1997             1996
                                                        -----------      ------------
                                                        (Unaudited)
                              ASSETS
Current Assets
     Cash and cash equivalents                           $    84,585    $    51,398
     Receivables, net of allowances                          365,981        401,900
     Merchandise inventories                               1,241,371      1,324,506
     Deferred income taxes                                    29,436         29,583
     Prepaid expenses                                         13,322         14,209
                                                         -----------    -----------

          Total current assets                             1,734,695      1,821,596

Property and Equipment, net                                  671,035        671,648
Goodwill, net of amortization                                188,719        190,052
Other Assets                                                  61,677         57,021
                                                         -----------    -----------
                                                         $ 2,656,126    $ 2,740,317
                                                         ===========    ===========



         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                    $   743,285    $   781,963
     Accrued expenses                                        202,013        177,680
     Income taxes                                             43,605         25,819
     Short-term borrowings and current maturities
        of long-term debt                                      2,373        142,339
                                                         -----------    -----------

          Total current liabilities                          991,276      1,127,801

Long-Term Debt, less Current Maturities                       16,518         17,128
Deferred Taxes and Other Credits                              46,513         39,814
Zero Coupon, Convertible Subordinated Notes                  404,006        399,629

Common Stockholders' Equity
     Common stock - authorized 400,000,000 shares of
        $.01 par value; issued 159,666,044 in 1997 and
        159,417,089 in 1996                                    1,597          1,594
     Additional paid-in capital                              634,047        630,049
     Foreign currency translation adjustment                  (1,993)        (1,073)
     Retained earnings                                       565,912        527,125
     Less: 2,163,447 shares of treasury stock, at cost        (1,750)        (1,750)
                                                         -----------    -----------
                                                           1,197,813      1,155,945
                                                         -----------    -----------
                                                         $ 2,656,126    $ 2,740,317
                                                         ===========    ===========


                      OFFICE DEPOT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Change in Cash and Cash Equivalents
                                 (In thousands)

                                  (Unaudited)





                                                                              13 Weeks Ended    13 Weeks Ended
                                                                                 March 29,         March 30,
                                                                                  1997               1996
                                                                              ------------        -----------
Cash flows from operating activities
    Cash received from customers                                              $ 1,755,741         $ 1,610,048
    Cash paid for merchandise inventories                                      (1,205,937)         (1,270,582)
    Cash paid for store and warehouse operating,
       selling and general and administrative expenses                           (352,074)           (323,238)
    Interest received                                                                 510                 408
    Interest paid                                                                  (1,333)             (1,153)
    Income taxes paid                                                              (3,820)               (907)
                                                                              -----------         -----------

    Net cash provided by operating activities                                     193,087              14,576
                                                                              -----------         -----------

Cash flows from investing activities
    Capital expenditures, net                                                     (21,183)            (28,165)
                                                                              -----------         -----------

    Net cash used in investing activities                                         (21,183)            (28,165)
                                                                              -----------         -----------

Cash flows from financing activities
    Proceeds from exercise of stock options and sales
       of stock under employee stock purchase plan                                  2,779               6,495
    Foreign currency translation adjustment                                          (920)                (27)
    Payments on long- and short-term borrowings                                  (140,576)            (18,410)
                                                                              -----------         -----------

    Net cash used in financing activities                                        (138,717)            (11,942)
                                                                              -----------         -----------

    Net increase (decrease) in cash and cash equivalents                           33,187             (25,531)
Cash and cash equivalents at beginning of period                                   51,398              61,993
                                                                              -----------         -----------

Cash and cash equivalents at end of period                                    $    84,585         $    36,462
                                                                              ===========         ===========

Reconciliation of net earnings to net cash
    provided by operating activities
      Net earnings                                                            $    38,787         $    33,483
                                                                              -----------         -----------
      Adjustments to reconcile net earnings to net cash
          provided by operating activities
           Depreciation and amortization                                           23,691              19,091
               Provision for inventory shrinkage and bad debts                     10,943               8,761
           Accreted interest on zero coupon, convertible
              subordinated notes                                                    4,377               4,164
           Contributions of common stock to employee
              benefit and stock purchase plans                                        840               1,061
           Changes in assets and liabilities
             Decrease in receivables                                               33,837              33,508
             Decrease (increase) in merchandise inventories                        74,274             (16,580)
             Increase in prepaid expenses, deferred income
                taxes and other assets                                             (4,184)            (12,294)
             Increase (decrease) in accounts payable, accrued
                expenses and deferred credits                                      10,522             (56,618)
                                                                              -----------         -----------

      Total adjustments                                                           154,300             (18,907)
                                                                              -----------         -----------

Net cash provided by operating activities                                     $   193,087         $    14,576
                                                                              ===========         ===========



                      OFFICE DEPOT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The interim financial statements as of March 29, 1997 and for the 13 week periods ended March 29, 1997 and March 30, 1996 are unaudited; however, such interim statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to prior year statements to conform to current year presentations. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 28, 1996.

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

         The information required to compute net earnings per share on a primary and fully diluted basis is as follows:



                                                      13 Weeks Ended    13 Weeks Ended
                                                          March 29,         March 30,
                                                            1997              1996
                                                      --------------    --------------
                                                               (in thousands)

         Primary:

            Weighted average number of common and
               common equivalent shares                  159,296           158,123
                                                        ========          ========

         Fully diluted:

            Net earnings                                $ 38,787          $ 33,483
            Interest expense related to convertible
               notes, net of tax                           2,692             2,540
                                                        --------          --------
            Adjusted net earnings                       $ 41,479          $ 36,023
                                                        ========          ========

            Weighted average number of common and
               common equivalent shares                  159,450           158,130
            Shares issued upon assumed conversion
               of convertible notes                       16,565            16,565
                                                        --------          --------
            Shares used in computing net earnings per
               common and common equivalent share
               assuming full dilution                    176,015           174,695
                                                        ========          ========


3. In September 1996, the Company entered into an agreement and plan of merger (the "Merger Agreement") with Staples, Inc. ("Staples") and Marlin Acquisition Corp., a wholly-owned subsidiary of Staples ("Acquisition Sub"). Pursuant to the Merger Agreement, after all of the conditions set forth in the Merger Agreement are complied with:
         (i) Acquisition Sub will be merged with and into Office Depot, and Office Depot will become a wholly-owned subsidiary of Staples and (ii) each outstanding share of the Company's common stock will be converted into the right to receive 1.14 shares of common stock of Staples. In connection with the merger, both companies were also issued mutual options to purchase up to 19.9% of the outstanding stock of the other company under certain conditions.

         The consummation of the merger is subject to a number of conditions, including approval by the stockholders of both the Company and Staples, and the receipt of governmental consents and approvals, including those under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the Canadian Competition Act. On November 1, 1996, the Federal Trade Commission ("FTC") issued a Second Request for information to Staples and the Company, beginning an investigation of the merger. Since that time, the Company has cooperated with the FTC in its review of the merger. An "Advanced Ruling Certificate" from the Canadian Competition Bureau clearing the proposed merger under Canadian law was received on December 16, 1996.

         On March 10, 1997, the FTC voted to challenge the merger. On March 12, 1997, the Company and Staples reached a conditional agreement to sell 63 stores to Office Max, Inc. for $108.75 million after completion of the merger. Based on discussions with the FTC staff, the Company believed that this agreement addressed the FTC's concerns, and would have allowed the merger to close subject to entering into a consent decree which had been negotiated with the FTC staff.

         However, on April 4, 1997, the FTC voted to reject the proposed consent decree and on April 9, 1997, the FTC initiated legal action to challenge the merger. The Company and Staples are contesting the FTC's efforts to challenge the merger. A preliminary injunction hearing in the Federal District Court in Washington, DC is scheduled for May 19-23, 1997, with a decision by the judge expected by mid-June. In April 1997, several states moved to subpoena merger records from Staples and the Company in order to decide whether or not to take legal action to block the merger.

         The merger agreement with Staples can be terminated by either party if the merger shall not have been consummated by May 31, 1997; however, the parties may agree to waive this provision and provide for a later termination date. The Board of Directors of the Company have not, as yet, approved an extension of such date.

         The merger, if completed, will be accounted for as a pooling of interests, and, accordingly, the Company's prior period financial statements will be restated and combined with the prior period financial statements of Staples, as if the merger had taken place at the beginning of the periods reported.

         Based upon the number of outstanding shares of Staples common stock and Company common stock as of March 29, 1997, the stockholders of the Company immediately prior to the consummation of the merger will own approximately 53% of the outstanding shares of Staples common stock immediately following consummation of the merger.

         Upon consummation of the merger, pursuant to the Merger Agreement, each outstanding option to purchase Company common stock will be converted into an option to purchase such number of shares of Staples common stock (rounded down to the nearest whole number) as is equal to the number of shares of Company common stock issuable upon exercise of such option immediately prior to the effective time multiplied by the exchange ratio. The exercise price per share of each such option, as so converted, will be equal to (x) the aggregate exercise price for the shares of Company common stock otherwise purchasable pursuant to such Company stock option immediately prior to the effective time divided by (y) the number of whole shares of Staples common stock deemed purchasable pursuant to such Company stock option as determined above (rounded up to the nearest whole cent). All outstanding Company stock options, under the terms of such option agreements, will become exercisable in full upon the closing of the merger.

         In September 1996, a complaint was filed asserting, among other things, a claim for breach of fiduciary duty against members of the Company's Board of Directors, seeking to be certified as a class action and seeking injunctive relief in connection with the proposed merger. The Company believes that this lawsuit is without merit and will defend against it vigorously.

4. During the first quarter of 1997, the Company expensed approximately $6,611,000 of costs directly related to the pending merger. These costs, consisting primarily of legal fees, investment banker fees and personnel retention costs, represent costs incurred through March 29, 1997.

5. The Consolidated Statements of Cash Flows do not include the following non-cash investing and financing transactions:


                                                             13 Weeks Ended            13 Weeks Ended
                                                                 March 29,                 March 30,
                                                                   1997                      1996
                                                             --------------            --------------
                                                                           (in thousands)

         Additional paid-in capital related
              to tax benefit on stock options exercised            $381                    $1,775
         Equipment purchased under capital leases                    --                     5,252


6. In February 1997 Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" was issued. SFAS No. 128, which supersedes Accounting Principles Board ("APB") Opinion No. 15, requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share under APB Opinion No.
         15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, all prior-period earnings per share data are required to be restated. For the 13 weeks ended March 29, 1997, basic and diluted earnings per common share, as computed under SFAS No. 128, would be $.25 and $.24, respectively. For the 13 weeks ended March 30, 1996, basic and diluted earnings per common share, as computed under SFAS No. 128, would not change from primary and fully diluted earnings per common and common equivalent share shown on the accompanying consolidated statements of earnings.

Item 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales increased 9% to $1,772,444,000 in the first quarter of 1997 from $1,632,995,000 in the first quarter of 1996. Approximately 68% of the increase in sales was due to the 57 new office supply stores opened subsequent to the first quarter of 1996. Comparable sales for stores and delivery facilities open for more than one year at March 29, 1997 increased 2% for the first quarter of 1997. Sales of computers, business machines and related supplies rose slightly as a percentage of total sales in the first quarter of 1997 over the comparable 1996 period, although the average unit sales prices of computers decreased from 1996. Average unit retail prices for copy paper and related products were approximately 30% below prior year levels as a result of a soft paper market.

The Company opened one office supply store in the first quarter of 1997, bringing the total number of office supply stores open at the end of the first quarter to 562, compared with 505 stores open at the end of the first quarter of 1996. The Company also operated 23 contract stationer and delivery warehouses (customer service centers) at the end of the first quarters of both 1997 and 1996. Several of these are newer, larger facilities which replaced existing facilities acquired as part of the contract stationer acquisitions in 1993 and 1994. Additionally, in the first quarter of 1997, the Company opened one Furniture At Work(TM) store. As of March 29, 1997, the Company operated three Images(TM), two Office Depot Express(TM) and five Furniture At Work(TM) stores.

Gross profit as a percentage of sales was 22.5% during the first quarter of 1997 as compared with 21.8% during the comparable quarter of 1996. This improvement in margin was realized, primarily through the slowed rate of growth in sales of computers and related products as a percentage of total sales. The Company's management believes that gross profit as a percentage of sales may fluctuate as a result of numerous factors, including continued expansion of its contract stationer business, competitive pricing in more market areas, continued change in product mix, continued fluctuation in paper prices, as well as the Company's ability to achieve purchasing efficiencies through growth in total merchandise purchases. Additionally, occupancy costs may increase in new markets and in certain existing markets where the Company plans to add new stores and warehouses to complete its market plan.

Store and warehouse operating and selling expenses as a percentage of sales were 15.5% and 15.1% in the first quarter of 1997 and 1996, respectively. Store and warehouse operating and selling expenses, consisting primarily of payroll and advertising expenses, have increased primarily due to normal salary increases coupled with only 2% comparable store sales increases. While store and warehouse operating and selling expenses as a percentage of sales continue to be significantly higher in the contract stationer business than in the retail business, principally due to the need for a more experienced and more highly compensated sales force, these expenses have begun to decline as a percentage of sales as the Company progresses toward full integration of this business. Management expects that as the Company continues this progress, certain fixed expenses should decrease as a percentage of sales, thereby improving the Company's overall store and warehouse operating expenses as a percentage of sales. In the retail business, while the majority of store expenses vary proportionately with sales, there is a fixed cost component to these expenses that, as sales increase within each store and within a cluster of stores in a given market area, should decrease as a percentage of sales. This benefit in the retail business did not significantly improve the Company's first quarter 1997 operating margins since new store openings were limited. When the Company first enters a large metropolitan market area where the advertising costs for the full market must be absorbed by the small number of facilities opened, advertising expenses are initially higher as a percentage of sales. As additional stores are opened in the same market, advertising costs, which are substantially a fixed expense for a market area, have been and should continue to be reduced as a percentage of total sales. The Company has also continued, while on a more limited scale than in prior periods, a strategy of opening stores in existing markets. While increasing the number of stores increases operating results in absolute dollars, this also has the effect of increasing expenses as a percentage of sales since the sales of certain existing stores in the market may be adversely affected.

Pre-opening expenses decreased to $791,000 in the first quarter of 1997 from $1,141,000 in the comparable quarter of 1996. The Company added one and replaced one office supply store in the first quarter of 1997, as compared with four new stores in the comparable 1996 period. Pre-opening expenses in the first quarter of 1996 include costs associated with replacing one existing customer service center ("CSC") with a larger, more functional facility, while no CSC's were replaced in the first quarter of 1997. Pre-opening expenses, which currently approximate $150,000 per standard office supply store, are predominately incurred during a six-week period prior to the store opening. Preopening expenses for other retail office products stores currently approximate $115,000 per store. CSC pre-opening expenses are approximately $500,000; however, these expenses may vary with the size and type of future CSC's. CSC replacement and new satellite warehouse and sales office preopening costs approximate $75,000. These expenses consist principally of amounts paid for salaries and property expenses. Since the Company's policy is to expense these items during the period in which they occur, the amount of pre-opening expenses in each period is generally proportional to the number of new stores or customer service centers opened or in the process of being opened during the period. Included in preopening expenses for the first quarter of 1997 are costs incurred at four office supply stores and one warehouse replacement scheduled to open early in the second quarter. Similarly, preopening expenses for the same period in 1996 include costs incurred at four office supply stores opened early in the second quarter of 1996.

General and administrative expenses decreased as a percentage of sales to 2.6% for the quarter ended March 29, 1997 from 2.7% for the comparable 1996 period. However, still impacting these expenses is the Company's commitment to improving the efficiency of its management information systems and increasing its information systems programming staff. While this systems investment has and will continue to increase general and administrative expenses in the short term, the Company believes it will provide benefits in the future. These increases have been offset by decreases in other general and administrative expenses, primarily as a result of the Company's ability to increase sales without a proportionate increase in corporate expenditures. However, there can be no assurance that the Company will be able to continue to increase sales without a proportionate increase in corporate expenditures. Additionally, uncertainty surrounding the pending merger has, to some extent, resulted in a decline in corporate personnel and, thus, reduced general and administrative expenses.

During the first quarter of 1997, the Company expensed approximately $6,611,000 of costs directly related to the pending merger. These costs, consisting primarily of legal fees, investment banker fees and personnel retention costs, represent costs incurred through March 29, 1997. The Company expects to incur additional merger costs in future periods. The amount of these future costs is difficult to estimate since they will vary depending upon future developments.

In September 1996, the Company entered into an agreement and plan of merger (the "Merger Agreement") with Staples, Inc. ("Staples") and Marlin Acquisition Corp., a wholly-owned subsidiary of Staples ("Acquisition Sub"). Pursuant to the Merger Agreement, after all of the conditions set forth in the Merger Agreement are complied with: (i) Acquisition Sub will be merged with and into Office Depot, and Office Depot will become a wholly-owned subsidiary of Staples and (ii) each outstanding share of the Company's common stock will be converted into the right to receive 1.14 shares of common stock of Staples. In connection with the merger, both companies were also issued mutual options to purchase up to 19.9% of the outstanding stock of the other company under certain conditions.

The consummation of the merger is subject to a number of conditions, including approval by the stockholders of both the Company and Staples, and the receipt of governmental consents and approvals, including those under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the Canadian Competition Act. On November 1, 1996, the Federal Trade Commission ("FTC") issued a Second Request for information to Staples and the Company, beginning an investigation of the merger. Since that time, the Company has cooperated with the FTC in its review of the merger. An "Advanced Ruling Certificate" from the Canadian Competition Bureau clearing the proposed merger under Canadian law was received on December 16, 1996.

On March 10, 1997, the FTC voted to challenge the merger. On March 12, 1997, the Company and Staples reached a conditional agreement to sell 63 stores to Office Max, Inc. for $108.75 million after completion of the merger. Based on discussions with the FTC staff, the Company believed that this agreement addressed the FTC's concerns, and would have allowed the merger to close subject to entering into a consent decree which had been negotiated with the FTC staff.

However, on April 4, 1997, the FTC voted to reject the proposed consent decree and on April 9, 1997, the FTC initiated legal action to challenge the merger. The Company and Staples are contesting the FTC's efforts to challenge the merger. A preliminary injunction hearing in the Federal District Court in Washington, DC is scheduled for May 19-23, 1997, with a decision by the judge expected by mid-June. In April 1997, several states moved to subpoena merger records from Staples and the Company in order to decide whether or not to take legal action to block the merger.

The merger agreement with Staples can be terminated by either party if the merger shall not have been consummated by May 31, 1997; however the parties may agree to waive this provision and provide for a later termination date. The Board of Directors of the Company have not, as yet, approved an extension of such date.

While the Company believes that the merger with Staples is in the best interests of its customers and shareholders, the Company is fully prepared to continue on a stand alone basis if it does not prevail in the FTC litigation.

The merger, if completed, will be accounted for as a pooling of interests, and, accordingly, the Company's prior period financial statements will be restated and combined with the prior period financial statements of Staples, as if the merger had taken place at the beginning of the periods reported.

Based upon the number of outstanding shares of Staples common stock and Company common stock as of March 29, 1997, the stockholders of the Company immediately prior to the consummation of the merger will own approximately 53% of the outstanding shares of Staples common stock immediately following consummation of the merger.

Upon consummation of the merger, pursuant to the Merger Agreement, each outstanding option to purchase Company common stock will be converted into an option to purchase such number of shares of Staples common stock (rounded down to the nearest whole number) as is equal to the number of shares of Company common stock issuable upon exercise of such option immediately prior to the effective time multiplied by the exchange ratio. The exercise price per share of each such option, as so converted, will be equal to (x) the aggregate exercise price for the shares of Company common stock otherwise purchasable pursuant to such Company stock option immediately prior to the effective time divided by (y) the number of whole shares of Staples common stock deemed purchasable pursuant to such Company stock option as determined above (rounded up to the nearest whole cent). All Company stock options outstanding as of March 29, 1997, under the terms of such option agreements, will become exercisable in full upon the closing of the merger.

In September 1996, a complaint was filed asserting, among other things, a claim for breach of fiduciary duty against members of the Company's Board of Directors, seeking to be certified as a class action and seeking injunctive relief in connection with the proposed merger. The Company believes that this lawsuit is without merit and will defend against it vigorously.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company's inception in March 1986, the Company has relied on equity capital, convertible debt and bank borrowings as the primary sources of its funds. Since the Company's store sales are substantially on a cash and carry basis, cash flow generated from operating stores provides a source of liquidity to the Company. Working capital requirements are reduced by vendor credit terms, which allow the Company to finance a portion of its inventories. The Company utilizes private label credit card programs administered and financed by financial service companies, which allow the Company to expand its store sales without the burden of additional receivables. The Company has also utilized equipment financings as a source of funds in previous periods.

Sales made to larger customers are generally made under regular commercial credit terms where the Company carries its own receivables, as opposed to sales made to smaller customers, in which payments are generally tendered in cash or by credit card. Thus, as the Company continues to expand into servicing additional large companies, it is expected that the Company's trade receivables will continue to grow.

Receivables from vendors under rebate, cooperative advertising and marketing programs, which comprise a significant percentage of total receivables, tend to fluctuate seasonally, growing during the second half of the year and declining during the first half. This is the result of collections generally made after an entire program year is completed.

In the first quarter of 1997, the Company added one and replaced one office supply store and added one Furniture At Work(TM) store, compared with four new office supply stores, one new Images(TM) and one new Furniture At Work(TM) store added in the comparable period of 1996. Uncertainty and a loss of certain real estate personnel, both resulting from the delay in the pending merger with Staples, has negatively affected the Company's short-term store opening program. Net cash provided by operating activities was $193,087,000 in the first quarter of 1997, compared with $14,576,000 provided in the comparable 1996 period. As stores mature and become more profitable, and as the number of new stores opened in a year becomes a smaller percentage of the existing store base, cash generated from operations of existing stores should provide a greater portion of funds required for new store inventories and other working capital requirements. Cash utilized for capital expenditures was $21,183,000 and $28,165,000 in the first three months of 1997 and 1996, respectively.

During the 13 weeks ended March 29, 1997, the Company's cash balance increased by $33,187,000 and long- and short-term debt decreased by $140,576,000, excluding $4,377,000 in non-cash accretion of interest on the Company's zero coupon, convertible subordinated debt.

The Company has a credit agreement with its principal bank and a syndicate of commercial banks which provides for a working capital line and letters of credit totaling $300,000,000. The credit agreement provides that funds borrowed will bear interest, at the Company's option, at either .3125% over the LIBOR rate, 1.75% over the Federal

Funds rate, a base rate linked to the prime rate, or under a competitive bid facility. The Company must also pay a facility fee of .1875% per annum on the available portion of the credit facility. The credit facility currently expires June 30, 2000. As of March 29, 1997, the Company had no outstanding borrowings under the line of credit and had outstanding letters of credit totaling $11,017,000 under the credit facility. The credit agreement contains certain restrictive covenants relating to various financial statement ratios. In addition to the credit facility, the bank has provided a lease facility to the Company under which the bank has agreed to purchase up to $25,000,000 of equipment on behalf of the Company and lease such equipment to the Company. As of March 29, 1997, the Company had utilized approximately $18,321,000 of this lease facility. In July 1996, the Company entered into an additional lease facility with another bank for up to $25,000,000 of equipment. As of March 29, 1997, the Company had utilized approximately $21,484,000 of this additional lease facility.

The Company currently plans to open approximately 40 new office supply stores and relocate three to four delivery warehouses during 1997. Management estimates that the Company's cash requirements, exclusive of pre-opening expenses, will be approximately $1,900,000 for each additional office supply store, which includes an average of approximately $1,100,000 for leasehold improvements, fixtures, point-of-sale terminals and other equipment in the stores, as well as approximately $800,000 for the portion of the store inventories that is not financed by vendors. The cash requirements, exclusive of pre-opening expenses, for a delivery warehouse is expected to be approximately $5,300,000, which includes an average of $3,100,000 for leasehold improvements, fixtures and other equipment and $2,200,000 for the portion of inventories not financed by vendors. In addition, management estimates that each new store and warehouse will require pre-opening expenses of between $115,000 and $500,000, depending on the type of facility. In January 1996, the Company entered into a lease commitment for an additional corporate office building which is still under construction. The lease will be classified as a capital lease and will be recorded as such when the term commences in the second half of 1997. This lease will result in a capital lease asset and obligation of approximately $26,000,000 and initial annual lease commitments of approximately $2,200,000.

NEW ACCOUNTING PRONOUNCEMENT

In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" was issued. SFAS No. 128, which supersedes Accounting Principles Board ("APB") Opinion No. 15, requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that than shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share under APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, all prior-period earnings per share data are required to be restated. For the 13 weeks ended March 29, 1997, basic and diluted earnings per common share, as computed under SFAS No. 128, would be $.25 and $.24, respectively. For the 13 weeks ended March 30, 1996, basic and diluted earnings per common share, as computed under SFAS No. 128, would not change from primary and fully diluted earnings per common and common equivalent share shown on the accompanying consolidated statements of earnings.

FUTURE OPERATING RESULTS

With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties, including those discussed below. The factors discussed below could affect the Company's actual results and could cause the Company's actual results during the remainder of 1997 and beyond to differ materially from those expressed in any forward-looking statement made by the Company.

With respect to the proposed merger, the Company and its Board of Directors believe that the merger is in the best interests of its customers and shareholders; however the Company is fully prepared to continue on a stand-alone basis if it does not prevail in the pending litigation.

The Company's strategy of aggressive store growth has been negatively affected by the uncertainty of the pending merger. The Company currently plans to open approximately 40 additional stores by the end of 1997. There can be no assurance that the Company will be able to find favorable store locations, negotiate favorable leases, hire and train employees and store managers, and integrate the new stores in a manner that will allow it to meet its expansion schedule. The failure to be able to expand by opening new stores on plan could have a material adverse effect on the Company's future sales growth and profitability.

The Company competes with a variety of retailers, dealers and distributors in a highly competitive marketplace. High-volume office supply chains, mass merchandisers, warehouse clubs, computer stores and contract stationers that compete directly with the Company operate in most of its geographic markets. This competition will increase in the future as both the Company and these and other companies continue to expand their operations. There can be no assurance that such competition will not have an adverse effect on the Company's business in the future. The opening of additional Office Depot stores, the expansion of the Company's contract stationer business in new and existing markets, competition from other office supply chains, mass merchandisers, warehouse clubs, computer stores and contract stationers, and regional and national economic conditions will all affect the Company's comparable sales results. In addition, the Company's gross margin and profitability would be adversely affected if its competitors were to attempt to capture market share by reducing prices.

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

Fluctuations in the Company's quarterly operating results have occurred in the past and may occur in the future. A variety of factors such as new store openings with their concurrent pre-opening expenses, the extent to which new stores are less profitable as they commence operations, the effect new stores have on the sales of existing stores in more mature markets, the pricing activity of competitors in the Company's markets, changes in the Company's product mix, increases and decreases in advertising and promotional expenses, the effects of seasonality, acquisitions of contract stationers and stores of competitors or other events could contribute to this quarter to quarter variability.

The Company has grown dramatically over the past several years and has shown significant increases in its sales, stores in operation, employees and warehouse and delivery operations. In addition, the Company acquired a number of contract stationer operations, and the expenses incurred in the integration of acquired facilities in its delivery business have contributed to increased warehouse expenses. These integration costs are expected to continue to impact store and warehouse expenses at decreasing levels through the end of 1997. The failure to achieve the projected decrease in integration costs towards the end of 1997 could result in a significant impact on the Company's net income. The Company's growth, through both store openings and acquisitions, will continue to require the expansion and upgrading of the Company's operational and financial systems, as well as necessitate the hiring of new managers at the store and supervisory level.

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

                           PART II. OTHER INFORMATION

Item 1            Legal Proceedings
------

    On April 4, 1997, the Federal Trade Commission ("FTC") voted to reject a proposed consent decree which the Company and Staples, Inc. ("Staples") believed adequately addressed the FTC's concerns about the proposed merger between the Company and Staples. On April 9, 1997, the FTC initiated legal action to challenge the merger. A preliminary injunction hearing in the Federal District Court in Washington, DC is set for May 19-23, 1997, with a decision by the judge expected by mid-June.

    In April 1997, several states moved to subpoena merger records from Staples and the Company in order to decide whether or not to take legal action to block the merger.

Items 2-5         Not applicable.
---------

Item 6            Exhibits and Reports on Form 8-K
------

     a.   27.1 Financial Data Schedule (for SEC use only)

     b. The Company did not file any Reports on Form 8-K during the quarter ended March 29, 1997.

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




                                             OFFICE DEPOT, INC.
                                             ------------------
                                               (Registrant)



Date:  May 13, 1997                          By: /s/ Barry J. Goldstein
                                                 ----------------------------
                                             Barry J. Goldstein
                                             Executive Vice President-Finance
                                             and Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit No.          Description                                     Page No.
-----------          -----------                                     --------

   27.1              Financial Data Schedule (for SEC use only)