Form 10-Q
period 1997-06-28
OFFICE DEPOT INC
filed 1997-08-12
CIK 800240

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended                 June 28, 1997
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number                          1-10948
                      ----------------------------------------------------------

                               OFFICE DEPOT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         59-2663954
--------------------------------------------------------------------------------
(State or other jurisdiction                            (I.R.S. Employer
incorporation or organization)                         Identification No.)

2200 Old Germantown Road, Delray Beach, Florida                     33445
--------------------------------------------------------------------------------
       (Address of principal executive offices)                  (Zip Code)

                                 (561) 278-4800
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

                       Yes    X                   No
                            ----                    ----

The registrant had 157,838,901 shares of common stock outstanding as of August 8, 1997.

                               OFFICE DEPOT, INC.

                                      INDEX

                                                                          Page

Part I.  FINANCIAL INFORMATION

       ITEM 1        Financial Statements
       ------
                     Consolidated Statements of Earnings for the
                     13 and 26 Weeks Ended June 28, 1997 and
                     June 29, 1996                                         3

                     Consolidated Balance Sheets as of
                     June 28, 1997 and December 28, 1996                   4

                     Consolidated Statements of Cash Flows for the
                     26 Weeks Ended June 28, 1997 and
                     June 29, 1996                                         5

                     Notes to Consolidated Financial Statements        6 - 8

       ITEM 2        Management's Discussion and Analysis of
       ------        Financial Condition and Results of Operations    9 - 16


Part II.   OTHER INFORMATION                                              17


SIGNATURE                                                                 18

INDEX TO EXHIBITS                                                         19

                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                  13 Weeks          13 Weeks         26 Weeks          26 Weeks
                                                    Ended             Ended            Ended             Ended
                                                  June 28,          June 29,         June 28,          June 29,
                                                    1997              1996             1997              1996
                                                 -----------       ----------       -----------      -----------
Sales                                            $ 1,531,825       $1,381,365       $ 3,304,269      $ 3,014,360
Cost of goods sold and occupancy costs             1,171,291        1,056,661         2,544,194        2,334,278
                                                 -----------       ----------       -----------      -----------

Gross profit                                         360,534          324,704           760,075          680,082

Store and warehouse operating
   and selling expenses                              247,904          224,982           522,521          471,755
Pre-opening expenses                                     792            4,357             1,583            5,498
General and administrative expenses                   45,581           40,387            91,647           84,830
Amortization of goodwill                               1,311            1,306             2,623            2,636
                                                 -----------       ----------       -----------      -----------
                                                     295,588          271,032           618,374          564,719
                                                 -----------       ----------       -----------      -----------


     Operating profit                                 64,946           53,672           141,701          115,363

Other expense (income)
     Interest expense, net                             4,306            6,318             9,059           11,174
     Equity and franchise (income) loss, net             728              (78)            1,973              367
     Merger costs                                      9,483              ---            16,094              ---
                                                 -----------       ----------       -----------      -----------

     Earnings before income taxes                     50,429           47,432           114,575          103,822

Income taxes                                          19,955           19,195            45,314           42,102
                                                 -----------       ----------       -----------      -----------
     Net earnings                                $    30,474       $   28,237       $    69,261      $    61,720
                                                 ===========       ==========       ===========      ===========

Earnings per common and
   common equivalent share:
       Primary                                         $0.19            $0.18             $0.44            $0.39
       Fully diluted                                   $0.19            $0.18             $0.43            $0.38


                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)



                                                                            June 28,                December 28,
                                                                              1997                      1996
                                                                           -----------              ------------
                                                                           (Unaudited)

                               ASSETS

Current assets
     Cash and cash equivalents                                             $   69,905                $   51,398
     Receivables, net of allowances                                           382,781                   401,900
     Merchandise inventories                                                1,154,705                 1,324,506
     Deferred income taxes                                                     35,570                    29,583
     Prepaid expenses                                                          12,594                    14,209
                                                                           ----------                ----------

          Total current assets                                              1,655,555                 1,821,596

Property and equipment, net                                                   667,034                   671,648
Goodwill, net of amortization                                                 187,403                   190,052
Other assets                                                                   64,624                    57,021
                                                                           ----------                ----------
                                                                           $2,574,616                $2,740,317
                                                                           ==========                ==========



         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                      $  641,163                $  781,963
     Accrued expenses                                                         200,623                   177,680
     Income taxes                                                              27,477                    25,819
     Short-term borrowings and current maturities
        of long-term debt                                                       2,393                   142,339
                                                                           ----------                ----------

          Total current liabilities                                           871,656                 1,127,801

Long-term debt, less current maturities                                        15,851                    17,128
Deferred taxes and other credits                                               46,672                    39,814
Zero coupon, convertible subordinated notes                                   408,656                   399,629

Common stockholders' equity
     Common stock - authorized 400,000,000 shares of
        $.01 par value; issued 159,891,479 in 1997 and
        159,417,089 in 1996                                                     1,599                     1,594
     Additional paid-in capital                                               637,736                   630,049
     Foreign currency translation adjustment                                   (2,190)                   (1,073)
     Retained earnings                                                        596,386                   527,125
     Less: 2,163,447 shares of treasury stock, at cost                         (1,750)                   (1,750)
                                                                           ----------                ----------
                                                                            1,231,781                 1,155,945
                                                                           ----------                ----------
                                                                           $2,574,616                $2,740,317
                                                                           ==========                ==========


                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Change in Cash and Cash Equivalents
                                 (In thousands)
                                   (Unaudited)


                                                                                 26 Weeks Ended         26 Weeks Ended
                                                                                    June 28,                June 29,
                                                                                      1997                    1996
                                                                                 --------------         --------------
Cash flows from operating activities
    Cash received from customers                                                   $3,279,285              $3,019,591
    Cash paid for merchandise inventories                                          (2,360,515)             (2,431,936)
    Cash paid for store and warehouse operating,
       selling and general and administrative expenses                               (675,714)               (596,391)
    Interest received                                                                   1,363                     725
    Interest paid                                                                      (1,955)                 (3,286)
    Income taxes paid                                                                 (47,260)                (42,597)
                                                                                   ----------              ----------

    Net cash provided by (used in) operating activities                               195,204                 (53,894)
                                                                                   ----------              ----------

Cash flows from investing activities
    Capital expenditures, net                                                         (39,474)                (79,380)
                                                                                   ----------              ----------

    Net cash used in investing activities                                             (39,474)                (79,380)
                                                                                   ----------              ----------

Cash flows from financing activities
    Proceeds from exercise of stock options and sales
       of stock under employee stock purchase plan                                      5,117                   9,367
    Foreign currency translation adjustment                                            (1,117)                     33
    Proceeds from long- and short-term borrowings                                         ---                 120,833
    Payments on long- and short-term borrowings                                      (141,223)                (41,363)
                                                                                   ----------              ----------

    Net cash (used in) provided by financing activities                              (137,223)                 88,870
                                                                                   ----------              ----------

    Net increase (decrease) in cash and cash equivalents                               18,507                 (44,404)
Cash and cash equivalents at beginning of period                                       51,398                  61,993
                                                                                   ----------              ----------

Cash and cash equivalents at end of period                                         $   69,905              $   17,589
                                                                                   ==========              ==========

Reconciliation of net earnings to net cash
  provided by operating activities
      Net earnings                                                                 $   69,261              $   61,720
                                                                                   ----------              ----------
      Adjustments to reconcile net earnings to net cash
        provided by (used in) operating activities
           Depreciation and amortization                                               47,898                  39,025
           Provision for inventory shrinkage and bad debts                             21,019                  10,608
           Accreted interest on zero coupon, convertible
              subordinated notes                                                        9,027                   8,420
           Contributions of common stock to employee
              benefit and stock purchase plans                                          1,617                   1,895
           Changes in assets and liabilities
             Decrease in receivables                                                   14,590                  42,035
             Decrease (increase) in merchandise inventories                           153,311                  (3,674)
             Increase in prepaid expenses, deferred income
                taxes and other assets                                                (13,136)                (16,198)
             Decrease in accounts payable, accrued
                expenses and deferred credits                                        (108,383)               (197,725)
                                                                                   ----------              ----------

      Total adjustments                                                               125,943                (115,614)
                                                                                   ----------              ----------

Net cash provided by (used in) operating activities                                $  195,204              $  (53,894)
                                                                                   ==========              ==========

                       OFFICE DEPOT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The interim financial statements as of June 28, 1997 and for the 13 and 26 week periods ended June 28, 1997 and June 29, 1996 are unaudited; however, such interim financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to prior year statements to conform to current year presentations. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 28, 1996.

2. Net earnings per common and common equivalent share is based upon the weighted average number of common shares and common share equivalents outstanding during each period. Stock options are considered common stock equivalents. The zero coupon, convertible subordinated notes are not common stock equivalents. Net earnings per common and common equivalent share assuming full dilution was determined on the assumption that the convertible notes were converted as of the beginning of the periods. Net earnings under this assumption have been adjusted for interest, net of its income tax effect.

         The information required to compute net earnings per share on a primary and fully diluted basis is as follows:

                                                    13 Weeks         13 Weeks          26 Weeks         26 Weeks
                                                     Ended             Ended            Ended            Ended
                                                    June 28,          June 29,         June 28,         June 29,
                                                      1997             1996              1997             1996
                                                    --------         --------          --------         --------
Primary:
   Weighted average number of common
       and common equivalent shares                  158,864          158,718           159,080          158,424
                                                    ========         ========          ========         ========

Fully Diluted:
   Net Earnings                                      $30,474          $28,237           $69,261          $61,720
   Interest expense related to convertible
      notes, net of tax                                2,860            2,596             5,552            5,136
                                                    --------         --------          --------         --------
   Adjusted net earnings                             $33,334          $30,833           $74,813          $66,856
                                                    ========         ========          ========         ========

   Weighted average number of common and
      common equivalent shares                       159,179          158,720           159,315          158,433
   Shares issued upon assumed conversion
      of convertible notes                            16,565           16,565            16,565           16,565
                                                    --------         --------          --------         --------
   Shares used in computing net earnings per
      common and common equivalent share
      assuming full dilution                         175,744          175,285           175,880          174,998
                                                    ========         ========          ========         ========

3. In September 1996, the Company entered into an agreement and plan of merger with Staples, Inc. ("Staples") and Marlin Acquisition Corp., a wholly-owned subsidiary of Staples. On April 4, 1997, the Federal Trade Commission ("FTC") initiated legal action to challenge the proposed merger. The Company and Staples contested the FTC's efforts to challenge the merger, and a preliminary injunction hearing in the Federal District Court in Washington, DC was held in May 1997. On June 30, 1997, the judge granted the FTC's request for a preliminary injunction to block the proposed merger, and on July 2, 1997, the Company and Staples announced that the merger agreement had been terminated.

         During the 13 and 26 week periods ended June 28, 1997, the Company expensed approximately $9,483,000 and $16,094,000, respectively, of costs directly related to the terminated merger. These costs, consisting primarily of legal fees, investment banker fees and personnel retention costs, represent estimated costs incurred through June 28, 1997; however, final billings have not, as yet, been determined for certain litigation and other costs.

4. The Consolidated Statements of Cash Flows do not include the following non-cash investing and financing transactions:

                                                                         26 Weeks Ended            26 Weeks Ended
                                                                            June 28,                  June 29,
                                                                              1997                      1996
                                                                         --------------            --------------
                                                                                       (in thousands)
         Additional paid-in capital related
              to tax benefit on stock options exercised                       $   957                    $2,021

         Equipment purchased under capital leases                                 ---                     5,252

         Conversion of convertible subordinated                                   ---                         6
              notes to common stock


5. In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," was issued. SFAS No. 128, which supersedes Accounting Principles Board ("APB") Opinion No. 15, requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share under APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, all prior-period earnings per share data are required to be restated. For the 13 and 26 weeks ended June 28, 1997 and June 29, 1996, basic earnings per common share, as computed under SFAS No. 128, would be the same as primary earnings per common and common equivalent share shown on the accompanying consolidated statements of earnings. Similarly, for the 13 and 26 weeks ended June 28, 1997 and June 29, 1996, diluted earnings per common share, as computed under SFAS No. 128, would be the same as fully diluted earnings per common and common equivalent share shown on the accompanying consolidated statements of earnings.

         In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. However, SFAS No. 131 does not require the reporting of information that is not prepared for internal use if reporting it would be impracticable. SFAS No. 131 also requires that a public company report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has not determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.

Item 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales increased 11% to $1,531,825,000 in the second quarter of 1997 from $1,381,365,000 in the second quarter of 1996 and 10% to $3,304,269,000 for the first six months of 1997 from $3,014,360,000 for the first six months of 1996. Approximately 38% of the increase in sales for the first six months of 1997 was due to the 38 new office supply stores opened subsequent to the second quarter of 1996. Comparable sales for stores and delivery facilities open for more than one year at June 28, 1997 increased 6% for the second quarter of 1997 and 4% for the first six months of 1997. Sales of computers, business machines and related supplies rose slightly as a percentage of total sales in the second quarter of 1997 over the comparable 1996 period, driven primarily by increases in sales of machine supplies. The average unit sales prices and comparable unit sales of computers have decreased from 1996. Average unit retail prices for copy paper and related products were approximately 20% below prior year levels as a result of a soft paper market.

The Company opened four and closed one office supply store in the second quarter of 1997, bringing the total number of office supply stores open at the end of the second quarter to 565, compared with 527 stores open at the end of the second quarter of 1996. The Company also operated 23 contract stationer and delivery warehouses (customer service centers ("CSC's")) at the end of the second quarters of both 1997 and 1996. Several of these are newer, larger facilities which replaced existing facilities acquired as part of the contract stationer acquisitions in 1993 and 1994. As of June 28, 1997, the Company also operated three Images(TM), two Office Depot Express(TM) and five Furniture At Work(TM) stores.

Gross profit as a percentage of sales was 23.5% and 23.0% during the second quarter and first half of 1997, respectively, as compared with 23.5% and 22.6% during the comparable quarter and first six months of 1996, respectively. Improvements in margin for the first six months of 1997 have been realized primarily through the decrease in sales of computers as a percentage of total sales. The Company's management believes that gross profit as a percentage of sales can fluctuate as a result of numerous factors, including continued expansion of its contract stationer business, competitive pricing in more market areas, continued change in product mix, continued fluctuation in paper prices, as well as the Company's ability to achieve purchasing efficiencies through growth in total merchandise purchases. Additionally, occupancy costs can increase in new markets and in certain existing markets where the Company plans to add new stores and warehouses to complete its market plan.

Store and warehouse operating and selling expenses as a percentage of sales were 16.2% and 15.8% in the second quarter and first six months of 1997, respectively, as compared to 16.3% and 15.7% in the second quarter and first six months of 1996, respectively. Store and warehouse operating and selling expenses consist primarily of payroll and advertising expenses. While store and warehouse operating and selling expenses as a percentage of sales continue to be significantly higher in the contract stationer business than in the retail business, principally due to the need for a more experienced and more highly compensated sales force, these expenses have begun to decline as a percentage of sales as the Company progresses toward full integration of this business. Management expects that as the Company continues this progress, certain fixed expenses should decrease as a percentage of sales, thereby improving the Company's overall store and warehouse operating expenses as a percentage of sales. In the retail business, while the majority of store expenses vary proportionately with sales, there is a fixed cost component to these expenses that, as sales increase within each store and within a cluster of stores in a given market area, should decrease as a percentage of sales. This benefit in the retail business did not significantly improve the Company's operating margins for the first six months of 1997, since new store openings were limited during this period. When the Company first enters a large metropolitan market area where the advertising costs for the full market must be absorbed by the small number of facilities opened, advertising expenses are initially higher as a percentage of sales. As additional stores are opened in the same market, advertising costs, which are substantially a fixed expense for a market area, have been and should continue to be reduced as a percentage of total sales. The Company has also continued, while on a more limited scale than in prior periods, a strategy of opening stores in existing markets. While increasing the number of stores increases operating results in absolute dollars, this also has the effect of increasing expenses as a percentage of sales since the sales of certain existing stores in the market may be adversely affected.

Pre-opening expenses decreased to $792,000 in the second quarter of 1997 from $4,357,000 in the comparable quarter of 1996 and decreased to $1,583,000 from $5,498,000 in the first half of 1997, as compared to the same period in 1996. The Company added five new and one replacement office supply store in the first half of 1997, four of which were added in the second quarter, as compared with 26 new stores in the comparable 1996 period, 22 of which were added in the second quarter. Pre-opening expenses, which currently approximate $150,000 per standard office supply store, are predominately incurred during a six-week period prior to the store opening. CSC pre-opening expenses are approximately $500,000; however, these expenses may vary with the size and type of future CSC's. These expenses consist principally of amounts paid for salaries and property expenses. Since the Company's policy is to expense these items during the period in which they occur, the amount of pre-opening expenses in each period is generally proportional to the number of new stores or customer service centers opened or in the process of being opened during the period.

General and administrative expenses increased as a percentage of sales to 3.0% for the quarter ended June 28, 1997 from 2.9% for the comparable 1996 period, while these expenses were 2.8% as a percentage of sales for both the first half of 1997 and 1996. Still impacting these expenses is the Company's commitment to improving the efficiency of its management information systems and increasing its information systems programming staff. While this investment in systems has and will continue to increase general and administrative expenses in the short term, the Company believes it will provide benefits in the future. Increases resulting from this initiative have been partially offset by decreases in other general and administrative expenses, both as a result of the Company's ability to increase sales without a proportionate increase in corporate expenditures, and as a result of reduction in certain costs achieved through systems initiatives already being implemented. However, there can be no assurance that the Company will be able to continue to increase sales without a proportionate increase in corporate expenditures. Additionally, uncertainty surrounding the terminated merger with Staples has, to some extent, resulted in a decline in corporate personnel costs and, thus, reduced general and administrative expenses the first half of 1997.

During the second quarter and first half of 1997, the Company expensed approximately $9,483,000 and $16,094,000, respectively, of costs directly related to the terminated merger with Staples. These costs, consisting primarily of legal fees, investment banker fees and personnel retention costs, represent estimated costs incurred through June 28, 1997; however, final billings have not, as yet, been determined for certain litigation and other costs. The Company does not expect to incur significant additional costs associated with the terminated merger in future periods.

TERMINATED MERGER

In September 1996, the Company entered into an agreement and plan of merger with Staples, Inc. ("Staples") and Marlin Acquisition Corp., a wholly-owned subsidiary of Staples. On April 4, 1997, the Federal Trade Commission ("FTC") initiated legal action to challenge the proposed merger. The Company and Staples contested the FTC's efforts to challenge the merger, and a preliminary injunction hearing in the Federal District Court in Washington, DC was held in May 1997. On June 30, 1997, the judge granted the FTC's request for a preliminary injunction to block the proposed merger, and on July 2, 1997, the Company and Staples announced that the merger agreement had been terminated.

While the Company believed that the merger with Staples would have been in the best interests of its customers and shareholders, the Company has prepared itself to continue on a stand alone basis. Many of the initiatives undertaken in planning for the merger have and will continue to strengthen the Company's support systems and operating practices.


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

In the first six months of 1997, the Company added five and replaced one office supply store and added one Furniture At Work(TM) store, compared with 26 new office supply stores, two new Images(TM) and one new Furniture At Work(TM) store added in the comparable period of 1996. Uncertainty and a loss of certain real estate personnel, both resulting from the terminated merger with Staples, has had a negative short-term effect on the Company's store opening program. Net cash provided by operating activities was $195,204,000 in the six months of 1997, compared with net cash used by operating activities of $53,894,000 in the comparable 1996 period. As stores mature and become more profitable, and as the number of new stores opened in a year becomes a smaller percentage of the existing store base, cash generated from operations of existing stores should provide a greater portion of funds required for new store inventories and other working capital requirements. Cash utilized for capital expenditures was $39,474,000 and $79,380,000 in the first six months of 1997 and 1996, respectively.

During the 26 weeks ended June 28, 1997, the Company's cash balance increased by $18,507,000 and long- and short-term debt decreased by $141,223,000, excluding $9,027,000 in non-cash accretion of interest on the Company's zero coupon, convertible subordinated debt.

The Company has a credit agreement with its principal bank and a syndicate of commercial banks which provides for a working capital line and letters of credit totaling $300,000,000. The credit agreement provides that funds borrowed will bear interest, at the Company's option, at either .3125% over the LIBOR rate, 1.75% over the Federal Funds rate, a base rate linked to the prime rate, or under a competitive bid facility. The Company must also pay a facility fee of
 .1875% per annum on the total credit facility. The credit facility currently expires June 30, 2000. As of June 28, 1997, the Company had no outstanding borrowings under the line of credit and had outstanding letters of credit totaling $10,828,000 under the credit facility. The credit agreement contains certain restrictive covenants relating to various financial statement ratios. In addition to the credit facility, the bank has provided a lease facility to the Company under which the bank has agreed to purchase up to $25,000,000 of equipment on behalf of the Company and lease such equipment to the Company. As of June 28, 1997, the Company had utilized approximately $18,321,000 of this lease facility. In July 1996, the Company entered into an additional lease facility with another bank for up to

$25,000,000 of equipment. As of June 28, 1997, the Company had utilized approximately $21,484,000 of this additional lease facility.

The Company currently plans to open approximately 35 new office supply stores and relocate one delivery warehouses during the second half of 1997. Management estimates that the Company's cash requirements, exclusive of pre-opening expenses, will be approximately $1,900,000 for each additional office supply store, which includes an average of approximately $1,100,000 for leasehold improvements, fixtures, point-of-sale terminals and other equipment in the stores, as well as approximately $800,000 for the portion of the store inventories that is not financed by vendors. The cash requirements, exclusive of pre-opening expenses, for a delivery warehouse is expected to be approximately $5,300,000, which includes an average of $3,100,000 for leasehold improvements, fixtures and other equipment and $2,200,000 for the portion of inventories not financed by vendors. In addition, management estimates that each new store and warehouse will require pre-opening expenses of between $115,000 and $500,000, depending on the type of facility. In January 1996, the Company entered into a lease commitment for an additional corporate office building which was completed in July 1997. The lease is classified as a capital lease and will be recorded as such in the third quarter of 1997. This lease will result in a capital lease asset and obligation of approximately $24,000,000 and initial annual lease commitments of approximately $2,200,000.


NEW ACCOUNTING PRONOUNCEMENT

In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" was issued. SFAS No. 128, which supersedes Accounting Principles Board ("APB") Opinion No. 15, requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share under APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, all prior-period earnings per share data are required to be restated. For the 13 and 26 weeks ended June 28, 1997 and June 29, 1996, basic earnings per common share, as computed under SFAS No. 128, would be the same as primary earnings per common and common equivalent share shown on the accompanying consolidated statements of earnings. Similarly, for the 13 and 26 weeks ended June 28, 1997 and June 29, 1996, diluted earnings per common share, as computed under SFAS No. 128, would be the same as fully diluted earnings per common and common equivalent share shown on the accompanying consolidated statements of earnings.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. However, SFAS No. 131 does not require the reporting of information that is not prepared for internal use if reporting it would be impracticable. SFAS No. 131 also requires that a public company report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has not determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.


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

With respect to the terminated merger, the Company and its Board of Directors believed that the merger would have been in the best interests of its customers and shareholders; however the Company is fully prepared to continue on a stand-alone basis. Many of the initiatives undertaken in planning for the terminated merger have and will continue to strengthen the Company's support systems and operating practices.

The Company's strategy of aggressive store growth has been negatively affected in the short-term by the uncertainty of the terminated merger. The Company currently plans to open approximately 35 additional stores during the second half of 1997. There can be no assurance that the Company will be able to find favorable store locations, negotiate favorable leases, hire and train employees and store managers, and integrate the new stores in a manner that will allow it to meet its expansion schedule. The failure to be able to expand by opening new stores on plan could have a material adverse effect on the Company's future sales growth and profitability.

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

                           PART II. OTHER INFORMATION


Item 1       Legal Proceedings
------

Items 2-5    Not applicable.
---------

Item 6       Exhibits and Reports on Form 8-K
------

     a.  See "Index to Exhibits"

     b. The Company filed a Current Report on Form 8-K on May 30, 1997, effective May 27, 1997, disclosing that it had executed Amendment No. 2 to the September 4, 1996 Agreement and Plan of Merger by and among Office Depot, Staples, Inc. and Marlin Acquisition Corp., a wholly-owned subsidiary of Staples. The amendment modified the merger agreement with respect to various termination provisions. On July 2, 1997, subsequent to a Federal Trade District Court judge granting the Federal Trade Commission a preliminary injunction to block the merger, the Company and Staples, Inc. terminated the merger agreement.

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











                                            OFFICE DEPOT, INC.
                                            ------------------
                                              (Registrant)



Date:  August 12, 1997              By: /s/ BARRY J. GOLDSTEIN
                                       --------------------------------
                                       Barry J. Goldstein
                                       Executive Vice President-Finance
                                          and Chief Financial Officer

                               INDEX TO EXHIBITS




EXHIBIT NO.                             DESCRIPTION                    PAGE NO.
-----------                             -----------                    --------

      3.1             Amended and Restated Bylaws

     27.1             Financial Data Schedule (for SEC use only)