Form 10-Q
period 1997-09-27
OFFICE DEPOT INC
filed 1997-10-29
CIK 800240

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended                                September 27, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number                                   1-10948

                               OFFICE DEPOT, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                        59-2663954
          (State or other jurisdiction                       (I.R.S. Employer
         incorporation or organization)                     Identification No.)

2200 Old Germantown Road, Delray Beach, Florida                   33445
    (Address of principal executive offices)                    (Zip Code)

                                 (561) 278-4800
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

                      Yes    X                   No____

The registrant had 158,132,255 shares of common stock outstanding as of October 24, 1997.

                               OFFICE DEPOT, INC.

                                      INDEX

                                                                       Page

Part I.  FINANCIAL INFORMATION

   ITEM 1   Financial Statements

            Consolidated Statements of Earnings for the
            13  and 39 Weeks Ended September 27, 1997 and
            September 28, 1996                                           3

            Consolidated Balance Sheets as of
            September 27, 1997 and December 28, 1996                     4

            Consolidated Statements of Cash Flows for the
            39 Weeks Ended September 27, 1997 and
            September 28, 1996                                           5

            Notes to Consolidated Financial Statements               6 - 9

   ITEM 2   Management's Discussion and Analysis of
            Financial Condition and Results of Operations          10 - 18

Part II.   OTHER INFORMATION                                       19 - 20


SIGNATURE                                                               21

INDEX TO EXHIBITS                                                       22

                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                  13 Weeks          13 Weeks         39 Weeks          39 Weeks
                                                    Ended             Ended            Ended             Ended
                                                September 27,     September 28,    September 27,     September 28,
                                                    1997              1996              1997             1996
                                                -------------     -------------    -------------     -------------
Sales                                             $1,690,275       $1,509,650        $4,994,544       $4,524,010
Cost of goods sold and occupancy costs             1,291,187        1,175,964         3,835,381        3,510,242
                                                  ----------       ----------        ----------       ----------

Gross profit                                         399,088          333,686         1,159,163        1,013,768

Store and warehouse operating
   and selling expenses                              269,828          232,115           792,349          703,870
Pre-opening expenses                                     753            1,248             2,336            6,746
General and administrative expenses                   49,288           37,512           140,935          122,342
Amortization of goodwill                               1,312            1,306             3,935            3,942
                                                  ----------       ----------        ----------       ----------
                                                     321,181          272,181           939,555          836,900
                                                  ----------       ----------        ----------       ----------


     Operating profit                                 77,907           61,505           219,608          176,868

Other expense (income)
     Interest expense, net                             3,834            6,609            12,893           17,783
     Equity and franchise (income) loss, net           2,505            1,463             4,478            1,830
     Merger costs                                        ---              ---            16,094              ---
                                                  ----------       ----------        ----------       ----------

     Earnings before income taxes                     71,568           53,433           186,143          157,255

Income taxes                                          27,836           21,575            73,150           63,677
                                                  ----------       ----------        ----------       ----------
     Net earnings                                 $   43,732       $   31,858        $  112,993       $   93,578
                                                  ==========       ==========        ==========       ==========

Earnings per common and
   common equivalent share:
       Primary                                         $0.27            $0.20             $0.71            $0.59
       Fully diluted                                   $0.26            $0.20             $0.69            $0.58

                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                          September 27,             December 28,
                                                                              1997                      1996
                                                                          -------------             ------------

                                                                           (Unaudited)

                               ASSETS

Current assets
     Cash and cash equivalents                                           $    194,093              $     51,398
     Receivables, net of allowances                                           444,498                   401,900
     Merchandise inventories                                                1,203,777                 1,324,506
     Deferred income taxes                                                     41,836                    29,583
     Prepaid expenses                                                          14,410                    14,209
                                                                         ------------              ------------

          Total current assets                                              1,898,614                 1,821,596

Property and equipment, net                                                   682,419                   671,648
Goodwill, net of amortization                                                 186,089                   190,052
Other assets                                                                   65,911                    57,021
                                                                         ------------              ------------
                                                                         $  2,833,033              $  2,740,317
                                                                         ============              ============



         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                    $    778,823              $    781,963
     Accrued expenses                                                         227,658                   177,680
     Income taxes                                                              46,408                    25,819
     Short-term borrowings and current maturities
        of long-term debt                                                       2,639                   142,339
                                                                         ------------              ------------

          Total current liabilities                                         1,055,528                 1,127,801

Long-term debt, less current maturities                                        39,273                    17,128
Deferred taxes and other credits                                               46,406                    39,814
Zero coupon, convertible subordinated notes                                   413,072                   399,629

Common stockholders' equity
     Common stock - authorized 400,000,000 shares of
        $.01 par value; issued 160,152,946 in 1997 and
        159,417,089 in 1996                                                     1,602                     1,594
     Additional paid-in capital                                               641,098                   630,049
     Foreign currency translation adjustment                                   (2,314)                   (1,073)
     Retained earnings                                                        640,118                   527,125
     Less: 2,163,447 shares of treasury stock, at cost                         (1,750)                   (1,750)
                                                                         ------------              ------------
                                                                            1,278,754                 1,155,945
                                                                         ------------              ------------
                                                                         $  2,833,033              $  2,740,317
                                                                         ============              ============

                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Change in Cash and Cash Equivalents
                                 (In thousands)
                                   (Unaudited)

                                                                               39 Weeks Ended           39 Weeks Ended
                                                                                September 27,            September 28,
                                                                                    1997                     1996
                                                                                -------------           --------------
Cash flows from operating activities
    Cash received from customers                                                $   4,940,436             $ 4,494,896
    Cash paid for merchandise inventories                                          (3,539,396)             (3,436,292)
    Cash paid for store and warehouse operating,
       selling and general and administrative expenses                             (1,005,246)               (932,337)
    Interest received                                                                   2,389                   1,088
    Interest paid                                                                      (2,752)                 (6,272)
    Income taxes paid                                                                 (64,000)                (42,293)
                                                                                -------------             -----------

    Net cash provided by operating activities                                         331,431                  78,790
                                                                                 ------------             -----------

Cash flows from investing activities
    Capital expenditures, net                                                         (53,249)               (127,827)
                                                                                -------------             -----------

    Net cash used in investing activities                                             (53,249)               (127,827)
                                                                                -------------             -----------

Cash flows from financing activities
    Proceeds from exercise of stock options and sales
       of stock under employee stock purchase plan                                      7,609                  11,755
    Foreign currency translation adjustment                                            (1,241)                   (246)
    Proceeds from long- and short-term borrowings                                         ---                 120,833
    Payments on long- and short-term borrowings                                      (141,855)               (109,724)
                                                                                -------------             -----------

    Net cash (used in) provided by financing activities                              (135,487)                 22,618
                                                                                -------------             -----------

    Net increase (decrease) in cash and cash equivalents                              142,695                 (26,419)

Cash and cash equivalents at beginning of period                                       51,398                  61,993
                                                                                -------------             -----------

Cash and cash equivalents at end of period                                      $     194,093             $    35,574
                                                                                =============             ===========

Reconciliation of net earnings to net cash
    provided by operating activities
      Net earnings                                                              $     112,993             $    93,578
                                                                                -------------             -----------
      Adjustments to reconcile net earnings to net cash
          provided by (used in) operating activities
           Depreciation and amortization                                               72,364                  60,358
               Provision for inventory shrinkage and bad debts                         37,373                  21,358
           Accreted interest on zero coupon, convertible
              subordinated notes                                                       13,443                  12,737
           Contributions of common stock to employee
              benefit and stock purchase plans                                          2,582                   2,712
           Changes in assets and liabilities
             Increase in receivables                                                  (51,628)                (16,483)
             Decrease in merchandise inventories                                       92,386                   4,337
             Increase in prepaid expenses, deferred income
                taxes and other assets                                                (22,968)                (22,508)
             Increase (decrease) in accounts payable, accrued
                expenses and deferred credits                                          74,886                 (77,299)
                                                                                -------------             -----------

     Total adjustments                                                                218,438                 (14,788)
                                                                                -------------             -----------
Net cash provided by operating activities                                       $     331,431             $    78,790
                                                                                =============             ===========

                       OFFICE DEPOT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The interim financial statements as of September 27, 1997 and for the 13 and 39 week periods ended September 27, 1997 and September 28, 1996 are unaudited; however, such interim financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 28, 1996.

2. Net earnings per common and common equivalent share is based upon the weighted average number of common shares and common equivalent shares outstanding during each period. Stock options are considered common stock equivalents. In determining primary earnings per common and common equivalent share, the zero coupon convertible subordinated notes are not considered common equivalent shares, however, in determining fully diluted earnings per common and common equivalent share, such notes are considered common equivalent shares as if converted as of the beginning of the applicable period. Net earnings under this assumption has been adjusted for related interest, net of its income tax effect. The information required to compute net earnings per common share on a primary and fully diluted basis is as follows:

                                                  13 Weeks          13 Weeks         39 Weeks          39 Weeks
                                                    Ended             Ended            Ended             Ended
                                                September 27,     September 28,    September 27,     September 28,
                                                    1997              1996             1997              1996
                                                -------------     -------------    -------------     -------------

                                                                          (In thousands)
Primary:
   Weighted average number of common
       and common equivalent shares                  159,800          158,612           159,320          158,484
                                                   =========        =========         =========        =========

Fully diluted:
   Net earnings                                      $43,732          $31,858          $112,993         $ 93,578
   Interest expense related to convertible
      notes, net of tax                                2,716            2,598             8,267            7,770
                                                   ---------        ---------         ---------        ---------
   Adjusted net earnings                             $46,448          $34,456          $121,260         $101,348
                                                   =========        =========         =========        =========

   Weighted average number of common and
      common equivalent shares                       160,408          158,861           159,679          158,570
   Shares issuable upon assumed conversion
      of convertible notes                            16,565           16,565            16,565           16,565
                                                   ---------        ---------         ---------        ---------
   Shares used in computing net earnings per
      common and common equivalent share
      assuming full dilution                         176,973          175,426           176,244          175,135
                                                   =========        =========         =========        =========

3. In September 1996, the Company entered into an agreement and plan of merger with Staples, Inc. ("Staples"). On April 4, 1997, the Federal Trade Commission ("FTC") initiated legal action to challenge the proposed merger. The Company and Staples contested the FTC's efforts to challenge the merger, and a preliminary injunction hearing was held in May 1997 in the Federal District Court in Washington, DC. On June 30, 1997, the judge granted the FTC's request for a preliminary injunction to block the proposed merger, and on July 2, 1997, the Company and Staples announced that the merger agreement had been terminated.

         During the 39 week period ended September 27, 1997, the Company expensed $16,094,000 of costs directly related to the terminated merger. These costs, consisting primarily of legal fees, investment banker fees and personnel retention costs, represent estimated costs incurred through September 27, 1997. No merger costs were recorded in the 13 week period ended September 27, 1997.

4. The Consolidated Statements of Cash Flows do not include the following non-cash investing and financing transactions:

                                                                         39 Weeks Ended            39 Weeks Ended
                                                                          September 27,             September 28,
                                                                              1997                      1996
                                                                          -------------             -------------
                                                                                    (in thousands)


         Additional paid-in capital related
              to tax benefit on stock options exercised                    $      866                    $5,427
         Buildings and equipment purchased under
              capital leases                                                   24,300                     5,252
         Conversion of convertible subordinated notes
                to common stock                                                   ---                         6


5. In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," was issued. SFAS No. 128, which supersedes Accounting Principles Board ("APB") Opinion No. 15, requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share under APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, all prior-period earnings per share data are required to be restated. For the 13 and 39 weeks ended September 27, 1997, basic earnings per common share, as computed under SFAS No. 128, would be $0.28 and $0.72. For the 13 weeks ended September 28, 1996, basic earnings per common share would be the same as primary earnings per common and common equivalent share shown on the accompanying Consolidated Statements of Earnings, and for the 39 weeks then ended, basic earnings per common share would be $0.60. For the 13 and 39 weeks ended September 27, 1997 and September 28, 1996, diluted earnings per common share, as computed under SFAS No. 128, would be the same as fully diluted earnings per common and common equivalent share shown on the accompanying Consolidated Statements of Earnings.

         In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 requires disclosure of comprehensive income and its components in a company's general purpose financial statements. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Under SFAS No. 130, all items of comprehensive income are to be reported in a "financial statement that is displayed with the same prominence as other financial statements." SFAS 130 does not require a specific format for this financial statement, but does mandate the display of an amount representing total comprehensive income for the period (companies are not required to use the terms "comprehensive income" or "total comprehensive income" in their financial statements). Additionally, the statement requires the classification of items comprising other comprehensive income by their nature, and the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, with reclassification of comparative (earlier period) financial statements. The Company does not believe that SFAS No. 130 will have a material effect on the disclosures in its consolidated financial statements.

         In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that such companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," retains the requirement to report information about major customers and requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. SFAS No. 131 also requires that a public company report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. The Company has not determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.

Item 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales increased 12% to $1,690,275,000 in the third quarter of 1997 from $1,509,650,000 in the third quarter of 1996 and 10% to $4,994,544,000 for the first nine months of 1997 from $4,524,010,000 for the first nine months of 1996. Approximately 29% of the increase in sales for the first nine months of 1997 was due to the 40 new office supply stores opened subsequent to the third quarter of 1996. Comparable sales for stores and delivery facilities open for more than one year at September 27, 1997 increased 8% for the third quarter of 1997 and 5% for the first nine months of 1997. Sales of computers, business machines and related supplies rose slightly as a percentage of total sales in the third quarter of 1997 over the comparable 1996 period, driven primarily by increases in sales of machine supplies. The average unit sales prices and comparable unit sales of computers have decreased from 1996. For the first nine months of 1997, average unit retail prices for copy paper and related products were approximately 20% below prior year levels as a result of continued weakness in the paper market.

The Company opened nine office supply stores in the third quarter of 1997, bringing the total number of office supply stores open at the end of the third quarter to 574, compared with 535 stores open at the end of the third quarter of 1996. The Company also operated 23 contract stationer and delivery warehouses (customer service centers ["CSC's"]) at the end of the third quarters of both 1997 and 1996. Several of these are newer, larger facilities which replaced existing facilities acquired as part of the contract stationer acquisitions in 1993 and 1994. As of September 27, 1997, the Company also operated three Images(TM), two Office Depot Express(TM) and five Furniture At Work(TM) stores.

Gross profit as a percentage of sales was 23.6% and 23.2% during the third quarter and first nine months of 1997, respectively, as compared with 22.1% and 22.4% during the comparable quarter and first nine months of 1996, respectively. Improvements in margin for the first nine months and the third quarter of 1997 have been realized primarily through the decrease in sales of computers as a percentage of total sales, combined with improved gross margins in the computer category. The Company's management believes that gross profit as a percentage of sales can fluctuate as a result of numerous factors, including continued expansion of its contract stationer business, competitive pricing in more market areas, continued change in product mix, continued fluctuation in paper prices, as well as the Company's ability to achieve purchasing efficiencies through growth in total merchandise purchases. Additionally, occupancy costs can increase in new markets and in certain existing markets where the Company plans to add new stores and warehouses to complete its market plan.

Store and warehouse operating and selling expenses as a percentage of sales were 16.0% and 15.9% in the third quarter and first nine months of 1997, respectively, as compared to 15.4% and 15.6% in the third quarter and first nine months of 1996, respectively. Store and warehouse operating and selling expenses consist primarily of payroll and advertising expenses. While store and warehouse operating and selling expenses as a percentage of sales continue to be significantly higher in the contract stationer business than in the retail business, principally due to the need for a more experienced and more highly compensated sales force, these expenses have begun to decline as a percentage of sales as the Company progresses toward full integration of this business. Management expects that as the Company continues this progress, certain fixed expenses should decrease as a percentage of sales, thereby improving the Company's overall store and warehouse operating expenses as a percentage of sales. In the retail business, while the majority of store expenses vary proportionately with sales, there is a fixed cost component to these expenses that, as sales increase within each store and within a cluster of stores in a given market area, should decrease as a percentage of sales. This benefit in the retail business did not significantly improve the Company's operating margins for the first nine months of 1997, since new store openings were limited during this period. When the Company first enters a large metropolitan market area where the advertising costs for the full market must be absorbed by the small number of facilities opened, advertising expenses are initially higher as a percentage of sales. As additional stores are opened in the same market, advertising costs, which are substantially a fixed expense for a market area, have been and should continue to be reduced as a percentage of total sales. The Company has also continued, though on a more limited scale than in prior periods, a strategy of opening stores in existing markets. While increasing the number of stores increases operating results in absolute dollars, it also has the effect of increasing expenses as a percentage of sales since the sales of certain existing stores in the market may be adversely affected.

Pre-opening expenses decreased to $753,000 in the third quarter of 1997 from $1,248,000 in the comparable quarter of 1996 and decreased to $2,336,000 from $6,746,000 in the first nine months of 1997, as compared to the same period in 1996. The Company added 14 new and one replacement office supply store in the first nine months of 1997, nine of which were added in the third quarter, as compared with 34 new stores in the comparable 1996 period, eight of which were added in the third quarter. Pre-opening expenses, which currently approximate $150,000 per standard office supply store, are predominately incurred during a six-week period prior to the store opening. CSC pre-opening expenses are approximately $500,000; however, these expenses may vary with the size and type of future CSC's. These expenses consist principally of amounts paid for salaries and occupancy expenses. Since the Company's policy is to expense these items during the period in which they occur, the amount of pre-opening expenses in each period is generally proportional to the number of new stores or customer service centers opened or in the process of being opened during the period.

General and administrative expenses increased as a percentage of sales to 2.9% for the quarter ended September 27, 1997 from 2.5% for the comparable 1996 period, while these expenses were 2.8% and 2.7% of sales for the first nine months of 1997 and 1996, respectively. General and administrative expenses in the third quarter of 1996 were reduced by an adjustment in bonus accruals related to the Company's performance being below earnings levels eligible for bonus payments. Still impacting these expenses is the Company's commitment to improving the efficiency of its management information systems and increasing its information systems programming staff. While this investment in systems has and will continue to increase general and administrative expenses in the short term, the Company believes it will provide benefits in the future. Increases resulting from this initiative have been partially offset by decreases in other general and administrative expenses, both as a result of the Company's ability to increase sales without a proportionate increase in corporate expenditures, and as a result of reduction in certain costs achieved through systems initiatives already being implemented. However, there can be no assurance that the Company will be able to continue to increase sales without a proportionate increase in corporate expenditures.

During the 39 week period ended September 27, 1997, the Company expensed approximately $16,094,000 of costs directly related to the terminated merger with Staples. These costs, consisting primarily of legal fees, investment banker fees and personnel retention costs, represent estimated costs incurred through September 27, 1997. No merger costs were recorded in the 13 week period ended September 27, 1997. The Company does not expect to incur significant additional costs associated with the terminated merger in future periods.

TERMINATED MERGER

In September 1996, the Company entered into an agreement and plan of merger with Staples, Inc. ("Staples"). On April 4, 1997, the Federal Trade Commission ("FTC") initiated legal action to challenge the proposed merger. The Company and Staples contested the FTC's efforts to challenge the merger, and a preliminary injunction hearing was held in May 1997 in the Federal District Court in Washington, DC. On June 30, 1997, the judge granted the FTC's request for a preliminary injunction to block the proposed merger, and on July 2, 1997, the Company and Staples announced that the merger agreement had been terminated.

While the Company believed that the merger with Staples would have been in the best interests of its customers and shareholders, the Company had prepared itself to continue on a stand alone basis. Many of the initiatives undertaken in planning for the merger have and will continue to strengthen the Company's support systems and operating practices.

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

Sales to larger customers are generally made under regular commercial credit terms where the Company carries its own receivables, as opposed to sales made to smaller customers, in which payments are generally tendered in cash or by credit card. Thus, as the Company continues to expand into servicing additional large companies, it is expected that the Company's trade receivables will continue to grow.

Receivables from vendors under rebate, cooperative advertising and marketing programs, which comprise a significant percentage of total receivables, tend to fluctuate seasonally, growing during the second half of the year and declining during the first half. This is the result of collections generally being made after an entire program year is completed.

In the first nine months of 1997, the Company added 14 and replaced one office supply store and added one Furniture At Work(TM) store, compared with 34 new office supply stores, two new Images(TM) and two new Furniture At Work(TM) stores added in the comparable period of 1996. Uncertainty and a loss of certain real estate personnel, both resulting from the terminated merger with Staples, has had a negative short-term effect on the Company's store opening program. Net cash provided by operating activities was $331,431,000 in the first nine months of 1997, compared with net cash provided by operating activities of $78,790,000 in the comparable 1996 period. The Company's successful inventory reduction initiative contributed significantly to this increase during the first nine months of 1997. Additionally, as stores mature and become more profitable, and as the number of new stores opened in a year becomes a smaller percentage of the existing store base, cash generated from operations of existing stores should provide a greater portion of funds required for new store inventories and other working capital requirements. Cash utilized for capital expenditures was $53,249,000 and $127,827,000 in the first nine months of 1997 and 1996, respectively.

During the 39 weeks ended September 27, 1997, the Company's cash balance increased by $142,695,000 and long- and short-term debt decreased by $141,855,000, excluding $13,443,000 in non-cash accretion of interest on the Company's zero coupon, convertible subordinated debt and the addition of capital leases of $24,300,000.

The Company has a credit agreement with its principal bank and a syndicate of commercial banks which provides for a working capital line and letters of credit totaling $300,000,000. The credit agreement provides that funds borrowed will bear interest, at the Company's option, at either .3125% over the LIBOR rate, 1.75% over the Federal Funds rate, a base rate linked to the prime rate, or under a competitive bid facility. The Company must also pay a facility fee of
 .1875% per annum on the total credit facility. The credit facility currently expires June 30, 2000. As of September 27, 1997, the Company had no outstanding borrowings under the line of credit and had outstanding letters of credit totaling $13,296,000 under the credit facility. The credit agreement contains certain restrictive covenants relating to various financial statement ratios. In addition to the credit facility, the bank has provided a lease facility to the Company under which the bank has agreed to purchase up to $25,000,000 of equipment on behalf of the Company and lease such equipment to the Company. As of September 27, 1997, the Company had utilized approximately $18,321,000 of this lease facility. In July 1996, the Company entered into an additional lease facility with another bank for up to $25,000,000 of equipment. As of September 27, 1997, the Company had utilized approximately $21,484,000 of this additional lease facility.

The Company currently plans to open approximately 25 new office supply stores and relocate one delivery warehouse during the fourth quarter of 1997. Management estimates that the Company's cash requirements, exclusive of pre-opening expenses, will be approximately $1,900,000 for each additional office supply store, which includes an average of approximately $1,100,000 for leasehold improvements, fixtures, point-of-sale terminals and other equipment in the stores, as well as approximately $800,000 for the portion of the store inventories that is not financed by vendors. The cash requirements, exclusive of pre-opening expenses, for a delivery warehouse is expected to be approximately $5,300,000, which includes an average of $3,100,000 for leasehold improvements, fixtures and other equipment and $2,200,000 for the portion of inventories not financed by vendors. In addition, management estimates that each new store and warehouse will require pre-opening expenses of between $115,000 and $500,000, depending on the type of facility. In January 1996, the Company entered into a lease commitment for an additional corporate office building which was completed in July 1997. The lease is classified as a capital lease and has initial annual lease commitments of approximately $2,200,000.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," was issued. SFAS No. 128, which supersedes Accounting Principles Board ("APB") Opinion No. 15, requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share under APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, all prior-period earnings per share data are required to be restated. For the 13 and 39 weeks ended September 27, 1997, basic earnings per common share, as computed under SFAS No. 128, would be $0.28 and $0.72. For the 13 weeks ended September 28, 1996, basic earnings per common share would be the same as primary earnings per common and common equivalent share shown on the accompanying Consolidated Statements of Earnings, and for the 39 weeks then ended, basic earnings per common share would be $0.60. For the 13 and 39 weeks ended September 27, 1997 and September 28, 1996, diluted earnings per common share, as computed under SFAS No. 128, would be the same as fully diluted earnings per common and common equivalent share shown on the accompanying Consolidated Statements of Earnings.

In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 requires disclosure of comprehensive income and its components in a company's general purpose financial statements. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Under SFAS No. 130, all items of comprehensive income are to be reported in a "financial statement that is displayed with the same prominence as other financial statements." SFAS 130 does not require a specific format for this financial statement, but does mandate the display of an amount representing total comprehensive income for the period (companies are not required to use the terms "comprehensive income" or "total comprehensive income" in their financial statements). Additionally, the statement requires the classification of items comprising other comprehensive income by their nature, and the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, with reclassification of comparative (earlier period) financial statements. The Company does not believe that SFAS No. 130 will have a material effect on the disclosures in its consolidated financial statements.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that such companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," retains the requirement to report information about major customers and requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. SFAS No. 131 also requires that a public company report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. The Company has not determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.

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

With respect to the terminated merger, the Company and its Board of Directors believed that the merger would have been in the best interests of its customers and shareholders; however the Company was fully prepared to continue on a stand-alone basis. Many of the initiatives undertaken in planning for the terminated merger have and will continue to strengthen the Company's support systems and operating practices.

The Company's strategy of aggressive store growth has been negatively affected in the short-term by the uncertainty of the terminated merger. The Company currently plans to open approximately 25 additional stores during the fourth quarter of 1997 and 80 to 90 stores in 1998. There can be no assurance that the Company will be able to find favorable store locations, negotiate favorable leases, hire and train employees and store managers, and integrate the new stores in a manner that will allow it to meet its expansion schedule. The failure to be able to expand by opening new stores on plan could have a material adverse effect on the Company's future sales growth and profitability.

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

In addition, as the Company expands the number of its stores in existing markets, sales of existing stores can suffer. New stores typically take time to reach the levels of sales and profitability of the Company's existing stores, and there can be no assurance that new stores will ever be as profitable as existing stores because of competition from other store chains and the tendency of existing stores to share sales as the Company opens new stores in its more mature markets.

Fluctuations in the Company's quarterly operating results have occurred in the past and may occur in the future. A variety of factors such as new store openings with their concurrent pre-opening expenses, the extent to which new stores are less profitable as they commence operations, the effect new stores have on the sales of existing stores in more mature markets, the pricing activity of competitors in the Company's markets, changes in the Company's product mix, increases and decreases in advertising and promotional expenses, the effects of seasonality, acquisitions of contract stationers and stores of competitors, or other events could contribute to this quarter to quarter variability.

The Company has grown dramatically over the past several years and has shown significant increases in its sales, stores in operation, employees and warehouse and delivery operations. In addition, the Company has acquired a number of contract stationer operations, and the expenses incurred in the integration of acquired facilities in its delivery business have contributed to increased warehouse expenses. These integration costs are expected to continue to impact store and warehouse expenses at decreasing levels through the second quarter of 1998. The failure to achieve the projected decrease in integration costs by the end of the second quarter of 1998 could result in a significant impact on the Company's net income in 1998. The Company's growth, through both store openings and acquisitions, will continue to require the expansion and upgrading of the Company's operational and financial systems, as well as necessitate the hiring of new managers at the store and supervisory level.

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

                           PART II. OTHER INFORMATION

ITEMS 1 - 3       Not applicable.
-----------

ITEM 4            Submission of Matters to a Vote of Security Holders
------

     At the Annual Meeting of Stockholders of Office Depot, Inc. held on October 1, 1997, the following nominees for election as Directors of the Corporation were elected.

                                              NUMBER OF SHARES
                                              ----------------
             NOMINEE                      FOR                 WITHHELD
             -------                      ---                 --------
     Cynthia R. Cohen                138,200,039               654,176
     Herve Defforey                  138,219,517               634,698
     David I. Fuente                 138,194,462               659,753
     W. Scott Hedrick                138,254,671               599,544
     James L. Heskett                138,243,262               610,953
     John C. Macatee                 138,218,507               635,708
     Michael J. Myers                138,243,943               610,272
     Frank P. Scruggs, Jr.           137,593,928             1,260,287
     Peter J. Solomon                138,133,487               720,728

     The number of shares of broker non-votes for the election of Directors was none.

     The following proposals of the Board of Directors were submitted for adoption. The board proposals were adopted by the votes indicated (which constituted the affirmative vote of more than one-half of the shares voting).

     The 1997 - 2001 Office Depot, Inc. Designated Executive Incentive Plan was approved and adopted.

                  For the Proposal:                    138,873,948 Shares
                  Against the Proposal:                  4,243,712 Shares
                  Abstaining:                              620,455 Shares

     The number of shares of broker non-votes in the above proposal was none.

     Amendments to the Office Depot, Inc. Omnibus Equity Plan were adopted, and the Grant of July 1997 Options (as defined in the Proxy Statement) was approved.

                  For the Proposal:                113,136,459 Shares
                  Against the Proposal:             25,084,101 Shares
                  Abstaining:                          633,655 Shares

     The number of shares of broker non-votes in the above proposal was none.

     The Office Depot, Inc. Long-Term Equity Incentive Plan was approved and adopted.

                  For the Proposal:                 89,716,245 Shares
                  Against the Proposal:             48,419,621 Shares
                  Abstaining:                          602,249 Shares

     The number of shares of broker non-votes in the above proposal was none.

     The appointment of Deloitte & Touche LLP as independent public accountants to audit the Corporation's consolidated financial statements for the fiscal year ending December 27, 1997 was approved.

                  For the Proposal:                138,093,315 Shares
                  Against the Proposal:                277,090 Shares
                  Abstaining:                          367,710 Shares

     The number of shares of broker non-votes in the above proposal was none.


ITEM 5            Not applicable.
------


ITEM 6            Exhibits and Reports on Form 8-K
------

     a.   27.1    Financial Data Schedule (for SEC use only)

     b. No reports on Form 8-K were filed during the quarter ended September 27, 1997.

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











                                                   OFFICE DEPOT, INC.
                                                   ------------------
                                                       (Registrant)



Date:  October 29, 1997                    By:/S/ BARRY J. GOLDSTIEN
                                              -----------------------------
                                              Barry J. Goldstein
                                              Executive Vice President-Finance
                                              and Chief Financial Officer

                                INDEX TO EXHIBITS



EXHIBIT NO.                                   DESCRIPTION
-----------                                   -----------

     27.1                       Financial Data Schedule (for SEC use only)