Form 10-K405
period 1997-12-27
OFFICE DEPOT INC
filed 1998-03-25
CIK 800240

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   /X/             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 27, 1997

   / /          Transition Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 (No fee required)
                  for the transition period from      to

                         Commission file number 1-10948

                               OFFICE DEPOT, INC.
             (Exact name of registrant as specified in its charter)

                          Delaware                                                 59-2663954
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

    2200 Old Germantown Road, Delray Beach, Florida                                   33445
         (Address of principal executive offices)                                   (Zip Code)

        Registrant's telephone number, including area code: 561/278-4800

           Securities registered pursuant to Section 12(b) of the Act:

                                                                                      NAME OF EACH EXCHANGE ON
                  TITLE OF EACH CLASS                                                      WHICH REGISTERED
                  -------------------                                                 ------------------------
Common Stock, par value $0.01 per share                                               New York Stock Exchange
Preferred Share Purchase Rights                                                       New York Stock Exchange
Liquid Yield Option Notes due 2007 convertible into Common Stock                      New York Stock Exchange
Liquid Yield Option Notes due 2008 convertible into Common Stock                      New York Stock Exchange

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

|X|

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 1998 was approximately $4,563,473,203.

      As of March 20, 1998, the Registrant had 158,686,001 shares of Common
                               Stock outstanding.

                       Documents Incorporated by Reference

    Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 27, 1997 are incorporated by reference in Part II, and the Proxy Statement to be mailed to stockholders on or about April 22, 1998 for the Annual Meeting to be held on May 26, 1998 is incorporated by reference in Part III.

===============================================================================

                                     PART I

ITEM 1.           BUSINESS.

GENERAL

                  Office Depot, Inc. (the "Company") operates a national chain of high-volume retail office products stores, provides delivery of its products in the United States and Canada to its store and catalog customers and is a full-service contract stationer serving businesses throughout the United States. The Company sells high-quality, brand-name office products at significant discounts at its office products stores and through its delivery and contract stationer businesses.

                  The Company began its operations in 1986 with its first retail office supply store. Currently, it operates 576 office products stores in 38 states and the District of Columbia, (which include 566 office supply stores, five Images and Office Depot Express stores, and five Furniture At Work stores) and 37 office supply stores in five Canadian provinces. Through its 23 delivery warehouses (also referred to as customer service centers) and certain retail stores, the Company also delivers office products to businesses of all sizes and provides other value-added business services.

                  The Company's office supply stores carry a wide selection of merchandise, including general office supplies, business machines and computers, office furniture and other business-related products for sale primarily to businesses. The stores utilize a "warehouse" format. The Company's Images and Office Depot Express stores provide various copy center services, including printing and copying, as well as offer a limited assortment of office supplies. The Company's Furniture At Work stores offer a broad line of up-scale office furniture, office accessories and design services. Beginning in 1998, these Furniture At Work stores will also serve as showrooms for the contract stationer and delivery business. The Company's business strategy for its office products stores is to enhance the sales and profitability of its existing stores and to add new stores in locations where the Company can establish a significant market presence. During 1997, the Company added (net of closures) 41 new office supply stores. The Company currently believes it will open approximately 80 to 100 stores during 1998.

                    The Company's Business Services Division provides delivery services of office products and a full array of value-added contract stationer services to small, medium and large businesses, schools and other educational institutions and governmental agencies. The Company's delivery sales exceeded $2.18 billion in 1997. The Company provides its delivery customers access to a broad selection of office products and office furniture, including the approximately 7,000 items available at the Company's office supply stores and approximately 4,000 additional items which are only stocked at the Company's customer service centers. In addition, the Company provides its contract customers with specialized resources and services designed to aid them in achieving improved efficiencies and significant reduction in their overall office products and office furniture costs. These efficiencies include electronic ordering, stockless office procurement and business forms management services, desktop delivery programs and comprehensive product utilization reports. The Company's nationwide full service contract stationer business was established through the acquisition of eight contract stationers in 1993 and 1994 and by subsequently opening new facilities and replacing old facilities.

                  The Company's strategy for its Business Services Division is to build an integrated national operation to provide delivery services to businesses and to increase the Company's penetration into new and existing markets for its full service contract stationer business. The Company has also enhanced its operating margins through the almost complete conversion of the contract stationer businesses that were acquired by the Company into a national network of facilities, which utilize standard systems and procedures. The Company is in the process of combining the delivery functions of its office supply stores into the operations of its 23 delivery warehouses. During 1997, the Company replaced one of its customer service centers with a larger, more efficient facility. During 1998, the Company plans to significantly expand at least two of its existing customer service centers with larger facilities, consolidating operations in certain markets.

                   Through the expansion of both its office products stores and delivery business, the Company seeks to maximize efficiencies in operations, purchasing, marketing and management. The Company's merchandising strategy is to offer customers a wide selection of brand-name office products at everyday low prices. The Company is able to maintain its competitive price policy primarily as a result of the significant cost efficiencies achieved through its operating format and purchasing power. The Company buys substantially all of its inventory directly from manufacturers in large quantities. It does not utilize a central warehouse and maintains most of its inventory on the sales floors of its stores, at its crossdocks and at its customer service centers. The Company operates in a highly competitive environment, and no assurance can be given that increased competition will not have an adverse effect on the Company's financial position or the results of its operations.

                  The Company acquired two contract stationers in 1993 and six in 1994. Each of the 1994 acquisitions was accounted for on a "pooling of interests" basis. Accordingly, the financial data, statistical data, financial statements and discussions of financial and other information included in or incorporated by reference herein for periods prior to the acquisitions have been restated to include the financial position, results of operations, and other information relating to these companies for all periods presented. No affiliations existed between the Company and any of the acquired companies prior to the acquisitions. The 1993 acquisitions were accounted for as purchases. Therefore, all information and data included or incorporated by reference herein include the results of those businesses from the respective dates of acquisition forward.

                  The Company has entered into licensing arrangements for the operation of its office supply stores in Colombia, Hungary, Israel, Poland and Thailand and into joint venture agreements to operate stores in Mexico, France and Japan. As of December 27, 1997, there were 14 locations open in Mexico, 11 in Israel, five each in Colombia, France and Poland, two each in Japan and Thailand and one in Hungary under these arrangements. The Company's joint venture partner in France is Carrefour S.A. ("Carrefour"), which beneficially owns approximately 3% of the Company's issued and outstanding shares of common stock through its indirect wholly-owned subsidiary Fourcar B.V. ("Fourcar"). The joint venture is owned 50% by Carrefour and 50% by the Company. A Schedule 13D dated July 31, 1995 shows Fourcar having beneficial ownership of 9,192,600 shares of the Company's common stock, or 6%. However, Fourcar has represented to the Company that it held approximately 3% of the Company's common stock as of December 27, 1997 and that it has since sold such shares.

OFFICE PRODUCTS INDUSTRY

                  The office products industry is comprised of three broad categories of merchandise: office supplies, office machines and computers, and office furniture. These products are distributed through different, and often overlapping, channels of distribution, including manufacturers, distributors, dealers, retailers and catalog companies.

                  Sales of office products in the United States have historically been made primarily through office products dealers and contract stationers. Smaller businesses have traditionally purchased office products from retail office products dealers, and in recent years, competition from other high-volume office supply chains, mass merchandisers and other discount retailers has increased. Although the industry has changed in recent years, a significant portion of the market is still served by dealers. Dealers purchase a significant portion of their merchandise from national or regional office supply distributors who, in turn, purchase merchandise from manufacturers. Dealers often employ a commissioned sales force that utilizes the distributor's catalog, showing products at retail list prices, for selection and price negotiation with the customer. The Company believes that these dealers generally sell their products at prices higher than those offered by the Company.

                  Over the past decade, high-volume office supply superstores have emerged throughout the United States. These stores offer selection, service and low prices. High-volume office products retailers typically offer substantial price savings to individuals and small- and medium-size businesses, which traditionally have had limited opportunities to buy at significant discounts from retail list prices. Recently, other retailers, including mass merchandisers and warehouse clubs, have been offering a wide variety of similar products at low prices, and have become increasingly competitive with office supply superstores. Delivery companies have also been making inroads into the Company's traditional customer base.

                  Larger customers have been, and continue to be, served primarily by full service contract stationers which offer contract bids at discounts equivalent to or greater than those offered by the Company. These stationers traditionally serve larger businesses through commissioned sales forces, purchase in large quantities primarily from manufacturers, and offer competitive pricing and customized services to their customers. As discussed earlier herein, the Company entered the full-service contract stationer portion of the office products industry by acquiring eight contract stationers during 1993 and 1994 and has since opened new facilities and replaced old ones.

MERCHANDISING AND PRODUCT STRATEGY

                  The Company's merchandising strategy is to offer a broad selection of brand-name office products at everyday low prices. The Company offers a comprehensive selection of paper and paper products, filing supplies, computer hardware and software, calculators, copiers, typewriters, telephones, facsimile and other business machines, office furniture, art and engineering supplies and virtually every other type of office supply. Each of the Company's office supply stores stocks approximately 7,000 stock-keeping units (including variations in color and size), and each customer service center stocks approximately 11,000 stock-keeping units, including the 7,000 stock-keeping units stocked at the office supply stores.

                  The table below shows sales of each major product group as a percentage of total merchandise sales for the 1997, 1996, and 1995 fiscal years:


                                                                   1997              1996             1995
                                                                   FISCAL            FISCAL           FISCAL
                                                                    YEAR              YEAR             YEAR
                                                              ---------------    ---------------  ---------------
General office supplies(1)..........................                 42.5%             44.2%            47.2%

Business machines and related supplies,
  computers and computer accessories(2).............                 45.9%             44.6%            41.3%

Office furniture(3).................................                 11.6%             11.2%            11.5%
                                                             ----------------    ---------------  ---------------

                                                                    100.0%            100.0%           100.0%
                                                             ================    ===============  ===============

-------------------------

(1) Includes paper, filing supplies, organizers, writing instruments, mailing supplies, desktop accessories, calendars, business forms, binders, tape, art supplies, books, engineering and janitorial supplies and revenues from the business services center located in each store.

(2) Includes calculators, adding machines, typewriters, telephones, cash registers, copiers, facsimile machines, safes, tape recorders, computers, printers, computer diskettes, computer paper and related accessories.

(3)  Includes chairs, desks, tables, partitions and filing and storage cabinets.

                  The Company buys substantially all of its merchandise directly from manufacturers and other primary source suppliers. Products are delivered from manufacturers either directly to the stores or customer service centers or to the Company's nine cross-dock facilities that receive bulk deliveries from certain vendors and sort and deliver merchandise to the Company's stores and customer service centers. The cross-dock operations enable the Company to maintain better in-stock positions. No single customer accounts for more than one percent of the Company's sales. The Company has no material long-term contracts or commitments with any vendor or customer. The Company has not experienced any difficulty in obtaining desired quantities of merchandise for sale and does not foresee any significant difficulties in the future.

                  Initial purchasing decisions are generally made at the corporate headquarters by buyers who are responsible for selecting and pricing merchandise. Inventory levels are monitored, and reorders for products are prepared, by central replenishment buyers, or "rebuyers", with the assistance of a computerized automatic replenishment system. This system allows buyers to devote more time to selecting products, developing new product lines, analyzing competitive developments and negotiating with vendors in order to obtain more favorable prices and product availability. Purchase orders to approximately 500 vendors are currently transmitted by electronic data interchange ("EDI"), which expedites orders and promotes accuracy and efficiency. The Company receives Advance Ship Notices and invoicing via EDI from selected vendors and continues to expand this program to other vendors.

MARKETING AND SALES

                  MARKETING. The Company's marketing programs are designed to attract new customers and to provide information to existing customers. The Company places advertisements with the major local newspapers in each of its markets. These newspaper advertisements are supplemented with local and national radio and television advertising and direct marketing efforts. Print advertisements, as well as catalog layouts, are created by the Company's in-house graphics department. The Company issues various catalogs featuring its merchandise assortment. Catalogs are distributed through direct mail programs and the Company's sales force and are available in each store. Upon entering a new market, the Company purchases a list of businesses for an initial mailing of catalogs. This list is continually refined and updated by incorporating the names of private label credit card holders and store purchasing card holders and forms the basis of a highly targeted proprietary mailing list for updated catalogs and other promotional mailings.

                  The Company has a low price guarantee policy. Under this policy, the Company will match any competitor's lower price and give the customer 55% of the difference, up to $55, toward the customer's purchase. This program assures customers of always receiving the lowest price from the Company even during periodic sales promotions by competitors. Monthly competitive pricing analyses are performed to monitor each market, and prices are adjusted as necessary to adhere to this pricing philosophy and ensure competitive positioning.

                  SALES. In addition to the sales associates at each of its stores, the Company has a direct sales force serving its contract customers. Additionally, in early 1998 the Company introduced internet-based marketing and ordering capabilities. The Company's direct sales force operates out of the Company's 23 regional customer service centers and 70 additional sales offices. All members of the Company's sales force are employees of the Company. The Company plans to establish an inside sales force dedicated to serving the needs of its smaller commercial customers in early 1998.

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

                  The Company currently operates 23 regional customer service centers in 17 states. Delivery orders received from customers in these areas, whether through the Company's three national telecenters, from contract customer orders or at its stores, are generally handled through these facilities. The Company believes that these facilities enable it to provide improved delivery services on a more cost effective basis.

                  The Company's customers nationwide can place orders over the Internet or by telephone or facsimile using toll-free telephone numbers that route the calls through the Company's telecenters located in South Florida, Atlanta and the San Francisco area. Orders received by the telecenters or via the Internet are transmitted electronically to the store or customer service center nearest the customer for pick-up or delivery at a nominal delivery fee or free delivery with a minimum order size. Orders are packaged, invoiced and shipped for next-day delivery.

                  The Company provides the office supplies purchasing departments of its contract customers with a wide range of services designed to improve efficiencies and reduce costs, including electronic ordering, stockless office procurement and business forms management services, desktop delivery programs and comprehensive product utilization reports. During 1997, the Company expanded its electronic ordering relationship with its contract customers utilizing the Internet and customized intranets developed with its customers. For contract customers, the Company typically sells on credit through an open account, although the payment options available to customers at the retail stores are also available to all contract and commercial customers.

                  The Company offers revolving credit terms to its customers through the use of private label credit cards. Every customer can apply for one of these credit cards, which are issued without charge. Sales transactions using the private label credit cards are transmitted electronically to financial services companies, which credit the Company's bank account with the net proceeds within two days. The Company offers its contract customers a store purchasing card which allows these customers to purchase office supplies at one of the Company's office supply stores at the customer's contractual prices.

EXPANSION PROGRAM

                  OFFICE SUPPLY STORES. The Company's business strategy for its office supply stores is to enhance the sales and profitability of its existing stores, and to add new stores in locations where the Company believes it can achieve a significant market presence. The Company added (net of closures) 41 new office supply stores in 1997, and plans to open approximately 80 to 100 new stores during 1998. Uncertainty and the loss of certain real estate personnel, both resulting from the terminated merger with Staples, Inc., negatively impacted the Company's store opening program during 1997. Office supply store opening activity for the last five years is summarized as follows:


                                                          OFFICE SUPPLY STORES
                                    --------------------------------------------------------------
                                    OPEN BEGINNING                                        OPEN END
                                       OF PERIOD           OPENED         CLOSED         OF PERIOD
                                    --------------         ------         ------         ---------
1993...........................           284                68              1               351

1994...........................           351                71              2               420

1995...........................           420                82              1               501

1996...........................           501                60              --              561

1997...........................           561                42               1              602

                   Prior to selecting a new store site, the Company obtains detailed demographic information indicating business concentrations, traffic counts, population, income levels and future growth prospects. The Company's existing and scheduled new stores are located primarily in suburban strip shopping centers on major commercial thoroughfares where the cost of space is generally lower than at urban locations. Suburban locations are generally more accessible to the Company's primary customers, have convenient parking and facilitate delivery to customers and receipt of inventory from manufacturers. The Company generally expands by leasing existing space and renovating it according to its specifications or by constructing new space according to its specifications.

                  DELIVERY SERVICES. The Company's strategy for expanding its delivery business is to build an integrated national operation which will provide delivery services to businesses and enable it to increase the Company's penetration into new and existing markets through its full service contract stationer business and its commercial business by expanding its outside sales force and its telecenter staff. The Company is in the process of combining the delivery functions of its office supply stores into the operations of its delivery warehouses. During 1997, the Company replaced one of its existing customer service centers with a larger, more efficient facility. During 1998, the Company plans to significantly expand at least two of its existing customer service centers with larger facilities, consolidating operations in certain markets.

                  OTHER OFFICE PRODUCTS AND SERVICES. In addition to the Company's core office products and delivery businesses, the Company also operates the following:

                  * INTERNATIONAL - Retail office supply stores and delivery centers operated under the Office Depot(R) name abroad, either through joint ventures or licensing arrangements. Since

                            1994, a total of 45 such locations have been opened in Colombia, France, Hungary, Israel, Japan, Mexico, Poland and Thailand.

                  * FURNITURE AT WORK(TM) - Approximately 20,000 square foot office furniture stores offer a broad line of office furniture, office accessories and design services. The Company operates two stores each in Florida and Texas and a store in California. These stores, in addition to serving retail customers, will also serve as furniture showrooms for the Company's Business Services Division.

STORE AND CUSTOMER SERVICE CENTER FACILITIES AND OPERATIONS

                  OFFICE SUPPLY STORES. The Company's office supply stores average approximately 25,000-30,000 square feet of space and conform to a model designed to achieve cost efficiency by minimizing rent and eliminating the need for a central warehouse. Each store displays virtually all of its inventory on the sales floor according to a plan-o-gram that designates the location of each item in the store. The plan-o-gram is intended to ensure that merchandise is effectively displayed and to promote economy and efficiency in the use of merchandising space. On the sales floor, merchandise is displayed on various types of fixtures including low-profile fixtures, on pallets or in bins on ten to twelve foot high industrial steel shelving that permits the bulk stacking of inventory and quick and efficient restocking. The shelving is positioned to form aisles large enough to comfortably accommodate customer traffic and merchandise movement. Additional efficiencies are gained by selling merchandise in multiple quantity packaging, which significantly reduces duplicate handling and stocking costs.

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

                  DELIVERY SERVICES. The Company's customer service centers range from 34,000 to 434,000 square feet, with its more recently opened customer service centers averaging 275,000 square feet. Inventory is received and stocked in each center using an automated inventory tracking system. The Company is currently completing the conversion of its customer service centers' warehouse and order entry systems to new standardized systems. It is anticipated that the Company will be substantially finished with this integration by late 1998. Customer orders, placed via phone, fax or electronically, are filled by the appropriate customer service center or office supply store for next day delivery. The appropriate delivery location is determined by the Company's automated routing systems, and the order is filled by using both in-stock and wholesaler inventory. The Company is in the process of combining the delivery functions of its office supply stores into the operations of its customer service centers.

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

                  The Company is currently completing the integration of its contract stationer business and its commercial delivery business into a national delivery network. This integration encompasses many systems, including order entry, warehouse management and routing. This integrated system allows a customer to place an order via phone, fax or electronically. When the order is placed, the system determines the appropriate customer service center for delivery, looks up the stock status of each item ordered and automatically reserves the item for the customer or places it on order from a wholesaler. The wholesaler order will be delivered to the customer service center the same day, enabling the Company to deliver the most complete order possible the next day. The Company believes that the complete implementation of these systems will enable it to continue the aggressive expansion of its delivery business.

EMPLOYEES, STORE MANAGEMENT AND TRAINING

                  As of March 19, 1998, the Company employed approximately 35,000 persons. Additional personnel will be added as needed to implement the Company's expansion program. The Company's goal is to promote as many existing employees into management positions as possible. Due to the rate of its expansion, however, for the foreseeable future the Company will continue to hire a portion of its management personnel from outside the Company.

                  The Company's policy is to hire and train additional personnel in advance of new store and customer service center openings. In general, store managers have extensive experience in retailing, particularly with warehouse store chains or discount stores that generate high sales volumes. Each new store manager usually spends two to four months in an apprenticeship position at an existing store prior to being assigned to a new store. The Company's retail sales associates are required to view product knowledge videos and complete written training programs relating to certain products. The Company creates some of these videos and training programs internally while the remainder are supplied by manufacturers. Satellite broadcasts are utilized to transmit new product information and training to its associates on a timely basis. Typically, customer service center managers have extensive experience in distribution operations. The Company grants stock options to certain of its employees as an incentive to attract and retain such employees.

                  The Company has never experienced a strike or any other work stoppages, and management believes that its relations with its employees are good. There are no collective bargaining agreements covering any of the Company's employees.

COMPETITION

                  The Company operates in a highly competitive environment. Historically, its markets have been served by traditional office products dealers as well as contract stationers. The Company believes it competes favorably against these dealers, who purchase their products from distributors and generally sell their products at prices higher than those offered by the Company. The Company also competes with wholesale clubs selling general merchandise, discount stores, mass merchandisers, conventional retail stores, catalog showrooms and direct mail companies. These companies, in varying degrees, compete with the Company on both price and selection.

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

                  In the delivery and contract stationer portions of the industry, principal competitors are national and regional full service contract stationers, national and regional office furniture dealers, independent office product distributors, discount superstores and, to a lesser extent, direct mail order houses and stationery retail outlets. Certain office supply superstores are also developing a presence in the contract stationer portion of the business. The Company competes with these businesses in substantially all of its current markets. In the future, the Company may also face competition from Internet-based merchandisers.

                  Some of the entities against which the Company competes, or may compete, may have greater financial resources than the Company. No assurance can be given that increased competition will not have an adverse effect on the Company. The Company believes it competes based on product price, selection, availability and service.

ITEM 2.

                  As of March 20, 1998, the Company operated 576 office product stores in 38 states and the District of Columbia (including 566 office supply stores, five Images and Office Depot Express stores, and five Furniture At Work stores) and 37 office supply stores in five Canadian provinces. The Company also operates 23 customer service centers in 17 states. The following table sets forth the locations of these Company facilities.


                                                                                                     NUMBER OF
                               NUMBER                                 NUMBER                      CUSTOMER SERVICE
STATE                        OF STORES    STATE                      OF STORES   STATE            DELIVERY CENTERS
-----                        ---------    -----                      ---------   -----            ----------------
Alabama                         13      New Jersey                       3      Arizona                   1
Arizona                          2      New Mexico                       3      California                5
Arkansas                         4      New York                         6      Colorado                  1
California                     106      North Carolina                  20      Florida                   2
Colorado                        16      Ohio                            16      Georgia                   1
District of Columbia             2      Oklahoma                         6      Illinois                  1
Florida                         72      Oregon                          12      Louisiana                 1
Georgia                         28      Pennsylvania                     6      Maryland                  1
Hawaii                           3      South Carolina                   9      Massachusetts             1
Idaho                            1      Tennessee                        9      Michigan                  1
Illinois                        24      Texas                           65      Minnesota                 1
Indiana                          9      Utah                             1      New Jersey                1
Iowa                             1      Virginia                        12      North Carolina            1
Kansas                           7      Washington                      22      Ohio                      1
Kentucky                         4      West Virginia                    3      Texas                     2
Louisiana                       17      Wisconsin                       10      Utah                      1
Maryland                        11                                              Washington                1
Michigan                        18      CANADA
Minnesota                        8      ------
Mississippi                      5      Alberta                          8
Missouri                        12      British Columbia                 8
Nebraska                         3      Manitoba                         2
Nevada                           7      Ontario                         17
                                        Saskatchewan                     2


                  Most of the Company's facilities are leased or subleased by the Company with lease terms (excluding renewal options exercisable by the Company at escalated rents) expiring between 1998 and 2020, except for 49 facilities that are owned by the Company. The owned facilities are located in 17 states, primarily Florida and Texas, and three Canadian provinces. The Company operates its office products stores under the names Office Depot, The Office Place (in Ontario, Canada), Furniture At Work, Images, and Office Depot Express. The Company operates its contract stationer businesses under the name Office Depot.

                  The Company's corporate offices in Delray Beach, Florida consist of approximately 560,000 square feet in three adjacent buildings, two of which are owned and one is leased.

ITEM 3.           LEGAL PROCEEDINGS.

                  The Company is involved in litigation arising in the normal course of its business. The Company believes that these matters will not materially affect its financial position or the results of its operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

                  The Common Stock of the Company is listed on the New York Stock Exchange ("NYSE") under the symbol "ODP." At March 20, 1998, there were 2,870 holders of record of Common Stock. The last reported sales price of the Common Stock on the NYSE on March 20, 1998 was $28.875.

                  The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock quoted on the NYSE Composite Tape. These prices do not include retail mark-ups, mark-downs or commission.

\
                                                                             HIGH              LOW
                                                                             ----              ----
1996
             First Quarter...........................................      $23.875          $16.875
             Second Quarter..........................................       25.625           19.375
             Third Quarter...........................................       23.500           12.875
             Fourth Quarter..........................................       23.750           17.250

1997

             First Quarter...........................................      $23.250          $16.375
             Second Quarter..........................................       21.250           12.000
             Third Quarter...........................................       21.563           14.500
             Fourth Quarter..........................................       23.688           18.750

                  The Company has never declared or paid cash dividends on its Common Stock and does not currently intend to pay cash dividends in the foreseeable future. Earnings and other cash resources of the Company will be used to continue the expansion of the Company's business.

ITEM 6.           SELECTED FINANCIAL DATA.

                  The selected financial data as of and for the fiscal years ended December 27, 1997, December 28, 1996, December 30, 1995, December 31, 1994 and December 25, 1993 set forth in the Company's Annual Report to Stockholders for the fiscal year ended December 27, 1997 (on the inside front cover) is incorporated herein by reference and made a part of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report to Stockholders for the fiscal year ended December 27, 1997 (on pages 24-29) is incorporated herein by reference and made a part of this report.

ITEM 8.           FINANCIAL STATEMENTS.

                  The financial statements of the Company for the fiscal years ended December 27, 1997, December 28, 1996 and December 30, 1995 and Independent Auditors' Report thereon set forth in the Company's Annual Report to Stockholders for the fiscal year ended December 27, 1997 (on pages 30-47) are incorporated herein by reference and made a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  Not applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  Information with respect to directors and executive officers of the Company is incorporated herein by reference to the information under the caption "Management--Directors and Executive Officers" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 11.          EXECUTIVE COMPENSATION.

                  Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Management--Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

                  Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the tabulation under the caption "Security Ownership" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  Information with respect to certain relationships and related transactions is incorporated herein by reference to the information under the caption "Certain Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

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

         (b)      Reports on Form 8-K.

                  The Company did not file any Reports on Form 8-K during the fourth quarter of fiscal 1997.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of March, 1998.

                                   OFFICE DEPOT, INC.

                                        By      /s/  DAVID I. FUENTE
                                          --------------------------------------
                                           David I. Fuente, Chairman and
                                              Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 24, 1998.

                       SIGNATURE                                                     CAPACITY
                       ---------                                                     --------


                 /s/   DAVID I. FUENTE                      Chairman of the Board and Chief Executive Officer
    --------------------------------------------------      (Principal Executive Officer)
                    David I. Fuente


                 /s/   JOHN C. MACATEE                      Director, President and Chief Operating Officer
    --------------------------------------------------
                    John C. Macatee


               /s/   BARRY J. GOLDSTEIN                     Executive Vice President -- Finance, Chief Financial
    --------------------------------------------------      Officer, Secretary and Treasurer (Principal Financial
                  Barry J. Goldstein                        and Accounting Officer)


                /s/   CYNTHIA R. COHEN                      Director
    --------------------------------------------------
                   Cynthia R. Cohen


                /s/   W. SCOTT HEDRICK                      Director
    --------------------------------------------------
                   W. Scott Hedrick


                /s/   JAMES L. HESKETT                      Director
    --------------------------------------------------
                   James L. Heskett


                /s/   MICHAEL J. MYERS                      Director
    --------------------------------------------------
                   Michael J. Myers


              /s/   FRANK P. SCRUGGS, JR.                   Director
    --------------------------------------------------
             Frank P. Scruggs, Jr.


                /s/   PETER J. SOLOMON                      Director
    --------------------------------------------------
                 Peter J. Solomon

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                               ----
Independent Auditors' Report of Deloitte & Touche LLP on Consolidated Financial Statements....................  *
Consolidated Balance Sheets...................................................................................  *
Consolidated Statements of Earnings...........................................................................  *
Consolidated Statements of Stockholders' Equity...............................................................  *
Consolidated Statements of Cash Flows.........................................................................  *
Notes to Consolidated Financial Statements....................................................................  *
Independent Auditors' Report of Deloitte & Touche LLP on Financial Statement Schedule......................... F-2

-------------------------

*Incorporated herein by reference to the respective information in the Company's
  Annual Report to Stockholders for the fiscal year ended December 27, 1997.

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Office Depot, Inc.:

        We have audited the consolidated financial statements of Office Depot, Inc. and Subsidiaries as of December 27, 1997 and December 28, 1996 and for each of the three years in the period ended December 27, 1997, and have issued our report thereon dated February 12, 1998; such consolidated financial statements and report are included in the Company's Annual Report to Stockholders for the fiscal year ended December 27, 1997 and are incorporated herein by reference. Our audits also included the financial statement schedule of Office Depot, Inc. and Subsidiaries listed in the Index to Financial Statement Schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Certified Public Accountants
Fort Lauderdale, Florida
February 12, 1998

                      INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                          PAGE
                                                                          ----
Schedule II   -   Valuation and Qualifying Accounts and Reserves........  II-1

        All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere herein.

                                                                    SCHEDULE II


                       OFFICE DEPOT, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


        Column A                  Column B                             Column C                              Column D
----------------------           ----------       --------------------------------------------------      --------------
                                                            Additions
                                                  ------------------------------
                                 Balance at        Charged to         Charged to
                                 Beginning         Costs and            Other           Deductions -      Balance at End
       Description               of Period          Expenses           Accounts         Write-offs           of Period
----------------------          ----------        ----------         ----------        ------------      --------------
Allowance for Doubtful
Accounts:
     1997 ...................    $11,538            $11,931               --              $3,965              $19,504
     1996 ...................      3,808              8,825              600               1,695               11,538
     1995....................      3,426              1,869               --               1,487                3,808

                                INDEX TO EXHIBITS


                                                                                                   Sequentially
EXHIBIT                                                                                              Numbered
NUMBER                                EXHIBIT                                                         PAGE +
------                                -------                                                      ------------
3.1        Restated Certificate of Incorporation, as amended to date                                   (1)
3.2        Bylaws                                                                                      (2)
4.1        Form of certificate representing shares of Common Stock                                     (3)
4.2        Form of Indenture (including form of LYON) between the Company and                          (4)
           The Bank of New York, as Trustee
4.3        Form of Indenture (including form of LYON) between the Company and                          (5)
           Bankers Trust Company, as Trustee
4.4        Rights Agreement dated as of September 4, 1996 between Office Depot,                        (6)
           Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent,
           including the form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A attached thereto as
           Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C.
10.1       Stock Purchase Agreement, dated as of June 21, 1989, between the                            (3)
           Company and Carrefour S.A.
10.2       Agreement and Plan of Reorganization, dated December 19, 1990, among                        (3)
           the Company, The Office Club, Inc. and OD Sub Corp.
10.3       Stock Purchase Agreement, dated as of April 24, 1991, between the                           (7)
           Company, Carrefour S.A. and Carrefour Nederland B. V.
10.4       Revolving Credit and Line of Credit Agreement dated as of February
           20, 1998 by and among the Company and SunTrust Bank, Central Florida,
           National Association, individually and as Administrative Agent; Bank of America National Trust and Savings Association, individually and as Syndication Agent; NationsBank, National Association, individually and as Documentation Agent; Royal Bank of Canada, individually and as
           Co-Agent; Citibank, N.A., individually and as Co-Agent; The First
           National Bank of Chicago, individually and as Co-Agent; CoreStates
           Bank, N.A.; PNC Bank, National Association; Fifth Third Bank; and
           Hibernia National Bank. (Exhibits to the Revolving Credit and Line of
           Credit Agreement have been omitted, but a copy may be obtained free of charge upon request to the Company)
10.5       Office Depot, Inc. Long-Term Equity Incentive Plan*                                         (8)
10.6       Amended and Restated Agreement and Plan of Merger dated as of                               (9)
           July 12, 1993 and amended and restated as of August 30, 1993 by and among the Company, Eastman Office Products Corporation, EOPC
           Acquisition Corp. and certain investors
10.7       1997-2001 Office Depot, Inc. Designated Executive Incentive Plan*
10.8       Partnership Agreement, dated as of June 10, 1995, between the Company                     (10)
           and Carrefour, a joint stock company incorporated under French law.
10.9       Form of Employment Agreement, dated as of September 4, 1996, by                           (11)
           and between Office Depot, Inc. and each of F. Terry Bean, Thomas
           Kroeger and William P. Seltzer
10.10      Form of Employment Agreement, dated as of September 4, 1996, by                           (11)
           and between Office Depot, Inc. and each of David I. Fuente, John C.
           Macatee, Barry J. Goldstein and Richard M. Bennington
10.11      Form of Indemnification Agreement, dated as of September 4, 1996,                         (11)
           by and between Office Depot, Inc. and each of David I. Fuente,
           Cynthia R. Cohen, W. Scott Hedrick, James L. Heskett, Michael J.
           Myers, Peter J. Solomon, Barry J. Goldstein, F. Terry Bean, Richard
           M. Bennington, William P. Seltzer, John C. Macatee, Thomas Kroeger
           and R. John Schmidt, Jr.




                                                                                                   Sequentially
EXHIBIT                                                                                              Numbered
NUMBER                                EXHIBIT                                                         PAGE +
------                                -------                                                      ------------
10.12      Form of Employment Agreement, dated as of October 21, 1997, by and between Office Depot, Inc. and each of Richard M. Bennington,
           Barry J. Goldstein, John C. Macatee and William P. Seltzer
13.1       Selected financial data, Management's Discussion and Analysis of
           Financial Condition and Results of Operations, and financial
           Statements and Independent Auditors' Report thereon excerpted from the Company's Annual Report to Stockholders
21.1       List of the Company's subsidiaries
23.1       Consent of Deloitte & Touche LLP
27.1       Financial Data Schedule

----------------
+ This information appears only in the manually signed original copies of this report.
*     Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the respective exhibit to the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders.
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 12, 1996.
(3) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-39473.
(4) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-54574.
(5) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-70378.
(6) Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on September 6, 1996.
(7) Incorporated by reference to the respective exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1991.
(8) Incorporated by reference to the respective exhibit to the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders.
(9) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-51409.
(10) Incorporated by reference to the respective exhibit to the Company's Annual Report on Form 10-K for the year ended December 30, 1995.
(11) Incorporated by reference to the respective exhibit to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

     Upon request, the Company will furnish a copy of any exhibit to this report upon the payment of reasonable copying and mailing expenses.