Form 10-K405/A
period 1997-12-27
OFFICE DEPOT INC
filed 1998-03-30
CIK 800240

===============================================================================

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

===============================================================================

         The undersigned hereby amends its Annual Report on Form 10-K for the fiscal year ended December 27, 1997 by adding Exhibits 27.2 and 27.3 and by amending the Index to Exhibits to include such exhibits, as shown on the attached Index to Exhibits.


                                   SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.

                                  OFFICE DEPOT, INC.


                                  By: /s/  Barry J. Goldstein
                                      ----------------------------------------
                                           Barry J. Goldstein
                                           Executive Vice President - Finance,
                                           Chief Financial Officer and Secretary

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




                                                                                                   Sequentially
EXHIBIT                                                                                              Numbered
NUMBER                                EXHIBIT                                                         PAGE +
------                                -------                                                      ------------
10.12      Form of Employment Agreement, dated as of October 21, 1997, by and between Office Depot, Inc. and each of Richard M. Bennington,
           Barry J. Goldstein, John C. Macatee and William P. Seltzer
13.1       Selected financial data, Management's Discussion and Analysis of
           Financial Condition and Results of Operations, and financial
           Statements and Independent Auditors' Report thereon excerpted from the Company's Annual Report to Stockholders
21.1       List of the Company's subsidiaries
23.1       Consent of Deloitte & Touche LLP
27.1       Financial Data Schedule
27.2       Restated Financial Data Schedules for the Year Ended December 28,
           1996, Year Ended December 30, 1995, Quarter Ended March 30, 1996,
           Quarter Ended June 29, 1996, and Quarter Ended September 28, 1996
27.3       Restated Financial Data Schedules for the Quarter Ended March 29,
           1997, Quarter Ended June 28, 1997, and Quarter Ended September 27,
           1997


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