Form 10-Q
period 1998-03-28
OFFICE DEPOT INC
filed 1998-05-11
CIK 800240

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended                March 28, 1998
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number    1-10948
                       --------------------

                               OFFICE DEPOT, INC.
             ------------------------------------------------------
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

                      Yes   X                   No
                         --------                  ---------

The registrant had 159,142,921 shares of common stock outstanding as of May 7, 1998.

                               OFFICE DEPOT, INC.

                                      INDEX

                                                                                                          Page

Part I.  FINANCIAL INFORMATION
         Item 1            Financial Statements
         ------
                           Consolidated Statements of Earnings for the
                           13 Weeks Ended March 28, 1998 and
                           March 29, 1997                                                                    3

                           Consolidated Balance Sheets as of
                           March 28, 1998 and December 27, 1997                                              4

                           Consolidated Statements of Stockholders'
                           Equity for the 13 Weeks Ended March 28, 1998
                           and the Year Ended December 27, 1997                                              5

                           Consolidated Statements of Cash Flows for the
                           13 Weeks Ended March 28, 1998 and
                           March 29, 1997                                                                    6

                           Notes to Consolidated Financial Statements                                    7 - 9

         Item 2            Management's Discussion and Analysis of
         ------            Financial Condition and Results of Operations                               10 - 16


Part II.   OTHER INFORMATION                                                                                17

SIGNATURE                                                                                                   18

INDEX TO EXHIBITS                                                                                           19

                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                            13 Weeks                  13 Weeks
                                                                              Ended                     Ended
                                                                            March 28,                 March 29,
                                                                              1998                      1997
                                                                            ---------                 ---------
Sales                                                                      $1,981,096                $1,772,444
Cost of goods sold and occupancy costs                                      1,518,638                 1,372,903
                                                                           ----------                ----------

Gross profit                                                                  462,458                   399,541

Store and warehouse operating and selling expenses                            306,711                   274,617
Pre-opening expenses                                                            1,174                       791
General and administrative expenses                                            55,465                    46,066
Amortization of goodwill                                                        1,311                     1,312
                                                                           ----------                ----------
                                                                              364,661                   322,786
                                                                           ----------                ----------


Operating profit                                                               97,797                    76,755

Other (income) expense
    Interest expense, net                                                         941                     4,753
    Equity in (losses) earnings of investees, net                               4,507                     1,245
    Merger costs                                                                   --                     6,611
                                                                           ----------                ----------

Earnings before income taxes                                                   92,349                    64,146

Income taxes                                                                   36,526                    25,359
                                                                           ----------                ----------

Net earnings                                                               $   55,823                $   38,787
                                                                           ==========                ==========

Earnings per common share:

     Basic                                                                      $0.35                     $0.25
     Diluted                                                                     0.33                      0.24

                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                          March 28,      December 27,
                                                            1998           1997
                                                          ---------     -------------
                                                         (Unaudited)

                               ASSETS

Current assets
     Cash and cash equivalents                           $   390,019    $   199,637
     Receivables, net of allowances                          422,514        494,942
     Merchandise inventories                               1,228,658      1,273,753
     Deferred income taxes                                    37,129         35,846
     Prepaid expenses                                         16,357         16,409
                                                         -----------    -----------

          Total current assets                             2,094,677      2,020,587

Property and equipment, net                                  688,726        700,663
Goodwill, net of amortization                                183,430        184,711
Other assets                                                  89,951         75,128
                                                         -----------    -----------
                                                         $ 3,056,784    $ 2,981,089
                                                         ===========    ===========


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                    $   853,137    $   868,725
     Accrued expenses                                        222,070        245,915
     Income taxes                                             52,993         20,669
     Short-term borrowings and current maturities
        of long-term debt                                      2,487          2,473
                                                         -----------    -----------

          Total current liabilities                        1,130,687      1,137,782

Long-term debt, less current maturities                       28,761         29,406
Deferred taxes and other credits                              80,194         67,382
Zero coupon, convertible subordinated notes                  422,198        417,614

Common stockholders' equity
     Common stock - authorized 400,000,000 shares of
        $.01 par value; issued 160,907,531 in 1998 and
        160,466,708 in 1997                                    1,609          1,605
     Additional paid-in capital                              656,498        647,752
     Accumulated other comprehensive income                   (4,037)        (5,503)
     Retained earnings                                       742,624        686,801
     Less: 2,163,447 shares of treasury stock, at cost        (1,750)        (1,750)
                                                         -----------    -----------
                                                           1,394,944      1,328,905
                                                         -----------    -----------
                                                         $ 3,056,784    $ 2,981,089
                                                         ===========    ===========

                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                    (In thousands, except per share amounts)

                                                                                                                         Accumulated
                                           Common       Common    Additional                                                Other
                                           Stock        Stock      Paid-in     Retained      Treasury   Comprehensive  Comprehensive
                                           Shares       Amount      Capital     Earnings        Stock       Income         Income
                                           ------       ------      -------     --------        -----       ------         ------

Balance at December 29, 1996            159,417,089     $1,594     $630,049      $527,125     ($1,750)                    ($1,073)

Comprehensive income:
     Net earnings for the period                                                  159,676                  $159,676
     Foreign currency translation
       adjustment                                                                                            (4,430)       (4,430)
                                                                                                           --------
     Comprehensive income                                                                                  $155,246
                                                                                                           ========
Exercise of stock options (including
  tax benefits)                             611,084          6        9,598
Issuance of stock under employee
  purchase plan                             286,410          3        5,286
401(k) plan matching contributions          151,190          2        2,800
Conversion of LYONS to common stock             935         --           19
                                        -----------     ------     --------      --------     -------                      ------

Balance at December 27, 1997            160,466,708      1,605      647,752       686,801      (1,750)                     (5,503)
(Unaudited):
Comprehensive Income:
     Net earnings for the period                                                   55,823                    55,823
     Foreign currency translation
       adjustment                                                                                             1,466         1,466
                                                                                                           --------
     Comprehensive income                                                                                  $ 57,289
                                                                                                           ========

Exercise of stock options (including
  tax benefits)                             338,732          3        6,172
Issuance of stock under employee
  purchase plan                              58,396          1        1,402
401(k) and deferred compensation plan
  matching contributions                     41,648         --        1,129
Conversion of LYONS to common stock           2,047         --           43
                                        -----------     ------     --------      --------     -------                      ------


Balance at March 28, 1998               160,907,531     $1,609     $656,498      $742,624     ($1,750)                     (4,037)
                                        ===========     ======     ========      ========     =======                      ======

                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Change in Cash and Cash Equivalents
                                 (In thousands)
                                   (Unaudited)

                                                                         13 Weeks Ended   13 Weeks Ended
                                                                            March 28,        March 29,
                                                                              1998             1997
                                                                         --------------   --------------
Cash flows from operating activities
    Cash received from customers                                            $ 1,954,811    $ 1,755,741
    Cash paid for merchandise inventories                                    (1,342,434)    (1,205,937)
    Cash paid for store and warehouse operating,
       selling and general and administrative expenses                         (417,242)      (352,074)
    Interest received                                                             3,367            510
    Interest paid                                                                  (986)        (1,333)
    Income taxes paid                                                            (3,431)        (3,820)
                                                                            -----------    -----------

    Net cash provided by operating activities                                   194,085        193,087
                                                                            -----------    -----------
Cash flows from investing activities
    Capital expenditures, net                                                   (11,102)       (21,183)
                                                                            -----------    -----------

    Net cash used in investing activities                                       (11,102)       (21,183)
                                                                            -----------    -----------
Cash flows from financing activities
    Proceeds from exercise of stock options and sales
       of stock under employee stock purchase plan                                6,564          2,779
    Foreign currency translation adjustment                                       1,466           (920)
    Payments on long- and short-term borrowings                                    (631)      (140,576)
                                                                            -----------    -----------

    Net cash provided by (used in) financing activities                           7,399       (138,717)
                                                                            -----------    -----------
    Net increase in cash and cash equivalents                                   190,382         33,187

Cash and cash equivalents at beginning of period                                199,637         51,398
                                                                            -----------    -----------

Cash and cash equivalents at end of period                                  $   390,019    $    84,585
                                                                            ===========    ===========

Reconciliation of net earnings to net cash
    provided by operating activities
      Net earnings                                                          $    55,823    $    38,787
                                                                            -----------    -----------
      Adjustments to reconcile net earnings to net cash
          provided by operating activities
           Depreciation and amortization                                         26,431         23,691
           Provision for losses on inventory and accounts receivable             12,732         10,943
           Accreted interest on zero coupon, convertible
              subordinated notes                                                  4,628          4,377
           Contributions of common stock to employee
              benefit and stock purchase plans                                    1,283            840
           Changes in assets and liabilities
             Decrease in receivables                                             69,518         33,837
             Decrease in merchandise inventories                                 35,273         74,274
             Increase in prepaid expenses, deferred income
                taxes and other assets                                          (18,165)        (4,184)
             Increase in accounts payable, accrued
                expenses and deferred credits                                     6,562         10,522
                                                                            -----------    -----------

      Total adjustments                                                         138,262        154,300
                                                                            -----------    -----------

Net cash provided by operating activities                                   $   194,085    $   193,087
                                                                            ===========    ===========

                       OFFICE DEPOT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The interim financial statements as of March 28, 1998 and for the 13 week periods ended March 28, 1998 and March 29, 1997 are unaudited; however, such interim statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to prior year statements to conform to current year presentations. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 27, 1997.

         The Company maintains licensing agreements for the operation of Office Depot stores in Colombia, Hungary, Israel, Poland and Thailand and joint venture agreements to operate stores in Mexico, France and Japan. In April 1998, the Company increased its ownership share in its Thailand joint venture from 20% to 80%, which will require that the Company consolidate the joint venture's financial results beginning in the second quarter of 1998.

2. In September 1996, the Company entered into an agreement and plan of merger with Staples, Inc. ("Staples"). In June 1997, the proposed merger was blocked by a preliminary injunction granted by the Federal District Court at the request of the Federal Trade Commission. In July 1997, the Company and Staples announced that the merger agreement had been terminated. The Company expensed costs of $6,611,000 during the 13 week period ended March 29, 1997 directly related to the terminated merger. These costs consisted primarily of legal fees, investment banker fees and personnel retention costs.

3. Basic earnings per common share is based upon the weighted average number of shares outstanding during each period. Diluted earnings per common share is determined on the assumption that the zero coupon, convertible subordinated notes were converted as of the beginning of the period and that dilutive stock options were exercised. Net earnings under this assumption have been adjusted for interest on the notes, net of its income tax effect.

         The information required to compute basic and diluted earnings per share is as follows:

                                                                         13 Weeks Ended            13 Weeks Ended
                                                                            March 28,                 March 29,
                                                                              1998                      1997
                                                                         --------------            --------------
                                                                                      (in thousands)
         Basic:
            Weighted average number of common
              shares outstanding                                              158,502                   157,359
                                                                             ========                  ========

         Diluted:
            Net earnings                                                      $55,823                   $38,787
            Interest expense related to convertible
               notes, net of tax                                                2,836                     2,692
                                                                             --------                  --------
            Adjusted net earnings                                             $58,659                   $41,479
                                                                             ========                  ========

            Weighted average number of common
               shares outstanding                                             158,502                   157,359
            Shares issued upon assumed conversion
               of convertible notes                                            16,564                    16,565
            Shares issued upon assumed exercise of
               stock options                                                    4,206                     1,937
                                                                             --------                  --------
            Shares used in computing diluted earnings
               per common share                                               179,272                   175,861
                                                                             ========                  ========

4. The Consolidated Statements of Cash Flows do not include the following non-cash investing and financing transactions:

                                                                         13 Weeks Ended            13 Weeks Ended
                                                                            March 28,                 March 29,
                                                                              1998                       1997
                                                                         --------------            --------------
                                                                                       (in thousands)
         Additional paid-in capital related
              to tax benefit on stock options exercised                          $860                      $381
         Common stock issued upon conversion of debt                               43                        --

5. In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that such companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," retains the requirement to report information about major customers and requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. SFAS No. 131 also requires that a public company report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. This statement is not required to be applied to interim financial statements in the initial year of its application. The Company has not yet determined the effects, if any, that SFAS No. 131 will have on the disclosures in its consolidated financial statements.

Item 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales increased 12% to $1,981,096,000 in the first quarter of 1998 from $1,772,444,000 in the first quarter of 1997. Approximately 34% of the increase in sales was due to the 42 new office supply stores opened subsequent to the first quarter of 1997. The remainder of the increase is attributable to the 8% growth in comparable sales for stores and delivery facilities open for more than one year at March 28, 1998. Sales of computers, business machines and related supplies rose slightly as a percentage of total sales in the first quarter of 1998 over the comparable 1997 period, driven primarily by the sales of machine supplies. The average unit sales prices and comparable store sales of computers have decreased from 1997, while the number of units sold has increased.

The Company opened one and closed one office supply store in the first quarter of 1998, bringing the total number of office supply stores open at the end of the first quarter to 602, compared with 562 stores open at the end of the first quarter of 1997. The Company also operated 23 contract stationer and delivery warehouses (customer service centers) at the end of the first quarters of both 1998 and 1997. Several of these are newer, larger facilities which replaced existing facilities. The Company is currently completing the integration and conversion of the contract stationer businesses that were previously acquired by the Company into a national network of facilities, which utilize standard systems and procedures. Additionally, as of March 28, 1998, the Company operated three Images(TM), two Office Depot Express(TM) and five Furniture At Work(TM) stores.

In September 1996, the Company entered into an agreement and plan of merger with Staples, Inc. ("Staples"). In June 1997, the proposed merger was blocked by a preliminary injunction granted by the Federal District Court at the request of the Federal Trade Commission. In July 1997, the Company and Staples announced that the merger agreement had been terminated. The Company expensed costs of $6,611,000 during the 13 week period ended March 29, 1997 directly related to the terminated merger. These costs consisted primarily of legal fees, investment banker fees and personnel retention costs.

Gross profit as a percentage of sales was 23.3% during the first quarter of 1998 as compared with 22.5% during the comparable quarter of 1997. Gross profit as a percentage of sales was positively impacted by purchasing efficiencies gained from vendor discount and rebate programs. While revenue from the sale of business machines and computers has continued to increase as a percentage of total sales, the resulting downward pressure on overall gross profit has declined in the first quarter of 1998 as compared to the first quarter of 1997 since sales of computers, which yield the lowest gross profits in that product category, have decreased as a percentage of sales while sales of business machines and consumable machine supplies, which yield much higher margins, have increased. These improvements in margin were partially offset by lower margins on copy paper and related products. The Company's gross profit as a percentage of sales can fluctuate as a result of numerous factors, including, pricing pressures, changes in product and customer mix, cost fluctuations resulting from suppliers' pricing pressures, as well as the Company's ability to achieve purchasing efficiencies through growth in total merchandise purchases. Additionally, occupancy costs can vary as the Company adds new stores and warehouses to complete its market plan.

Store and warehouse operating and selling expenses as a percentage of sales remained consistent at 15.5% in the first quarters of both 1998 and 1997. Store and warehouse operating and selling expenses consist primarily of payroll and advertising expenses. While store and warehouse operating and selling expenses as a percentage of sales continue to be significantly higher in the contract stationer business than in the retail business, principally due to the need for a more experienced and more highly compensated sales force, these expenses have begun to decline as a percentage of sales as the Company progresses toward full integration of this business. In the stores, while the majority of store expenses vary proportionately with sales, there is a fixed cost component to these expenses that, as sales increase within each store and within a cluster of stores in a given market area, should decrease as a percentage of sales. This benefit in the retail business did not significantly impact the Company's first quarter 1998 operating margins since new store openings were limited. Since advertising costs are substantially a fixed expense for a market area, they typically decline as a percentage of total sales as the Company increases its market penetration. Late in the fourth quarter of 1997, the Company launched a new advertising campaign, significantly increasing broadcast and cable television exposure. Increased costs during the first quarter of 1998 in connection with this campaign and incremental costs incurred in consolidating and converting its California delivery warehouses offset the decreases in the contract stationer operating expenses. The Company believes that these increased expenses will support future growth in overall profitability and operating margins.

Pre-opening expenses increased to $1,174,000 in the first quarter of 1998 from $791,000 in the comparable quarter of 1997. Pre-opening expenses in the first quarter of 1997 include costs associated with replacing one existing warehouse ("customer service center") with a larger, more functional facility. Preopening expenses in the first quarter of 1998 include costs incurred related to significantly expanding one customer service center and opening one new customer service center to replace three existing facilities. Additionally, the Company added one and closed one office supply store in the first quarter of 1998, as compared with one new store and one replacement store in the comparable 1997 period. Pre-opening expenses, which currently approximate $150,000 per office supply prototype store, are predominately incurred during a six-week period prior to the store opening. Pre-opening expenses for new standard-sized warehouses are approximately $500,000; however, these expenses may vary with the size and type of future customer service centers. These expenses consist principally of amounts paid for salaries and property expenses. Since the Company's policy is to expense these items during the period in which they occur, the amount of pre-opening expenses in each period is generally proportional to the number of new stores or customer service centers opened or in the process of being opened during the period.

General and administrative expenses increased as a percentage of sales to 2.8% for the quarter ended March 28, 1998 from 2.6% for the comparable 1997 period. In the first quarter of 1997, uncertainty surrounding the terminated merger resulted, to some extent, in a decline in corporate personnel. By the end of the first quarter of 1998, the Company had not only replaced most of the corporate personnel who left, but had also strengthened its management team with the addition of several new key executives. While this has resulted in an increase in general and administrative costs, the Company believes the hiring of these key executives will provide benefits in the near future. The Company's continuing commitment to improving the efficiency of its management information systems and expanding its information systems programming staff has and will continue to increase general and administrative expenses in the short term. However, the Company believes that this effort will provide efficiencies in the future. These increases have been offset by decreases in other general and administrative expenses, primarily as a result of the Company's ability to increase sales without a proportionate increase in corporate expenditures. However, there can be no assurance that the Company will be able to continue to increase sales without a proportionate increase in corporate expenditures.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company's inception in March 1986, it has relied upon equity capital, convertible debt, capital equipment leases and bank borrowings as the primary sources of its funds. Since the Company's store sales are substantially on a cash and carry basis, cash flow generated from operating stores provides a source of liquidity to the Company. Working capital requirements are reduced by vendor credit terms that allow the Company to finance a portion of its inventory. The Company utilizes private label credit card programs administered and financed by financial services companies, which allow the Company to expand its store sales without the burden of additional receivables.

Sales made to larger customers through the Company's delivery and contract business are generally made pursuant to regular commercial credit terms under which the Company carries its own receivables, as opposed to sales made to smaller customers, who generally pay in cash or by credit card. Thus, as the Company expands its delivery and contract business, it is expected that the Company's receivables will continue to grow.

Receivables from vendors under rebate, cooperative advertising and marketing programs, which comprise a significant percentage of total receivables, tend to fluctuate seasonally, growing during the second half of the year and declining during the first half. This is the result of the nature of such programs, under which a significant portion of collections are made after an entire program year has been completed.

In the first quarter of 1998, the Company added one and closed one office supply store, compared with one new and one replacement office supply store in the comparable period of 1997. Uncertainty and the loss of certain real estate personnel resulting from the terminated merger with Staples have negatively affected the Company's store opening program through the first quarter of 1998. Net cash provided by operating activities was $194,085,000 in the first quarter of 1998, compared with $193,087,000 provided in the comparable 1997 period. As stores mature and become more profitable, and as the number of new stores opened in a year becomes a smaller percentage of the existing store base, cash generated from operations should provide a greater portion of funds required for new store inventories and other working capital requirements. Increases in contract and commercial sales from existing delivery warehouses also leverages assets employed and generates working capital. Cash generated from operations is also affected by increases in receivables carried and increases in inventory as the Company adds additional stores and utilizes additional capacity in its warehouses as part of its expansion plans. Capital expenditures are also affected by the number of stores and warehouses opened or replaced each year and the increase in computer and other equipment at the corporate office required to support such expansion. Cash used for capital expenditures was $11,102,000 in the first three months of 1998 and $21,183,000 in the first three months of 1997.

During the 13 weeks ended March 28, 1998, the Company's cash balance increased by $190,382,000 and long- and short-term debt decreased by $675,000, excluding $4,628,000 in non-cash accretion of interest on the Company's zero coupon, convertible subordinated debt.

The Company entered into a new credit agreement in February 1998, which has replaced its previous credit agreement, with a syndicate of banks which provides for a working capital line and letters of credit totaling $300,000,000. The credit agreement provides that funds borrowed bear interest, at the Company's option: at a rate based on a grid incorporating credit rating and fixed charge coverage ratio factors that currently would result in .21 % over LIBOR, at the higher of .5% over the Federal Funds rate and a base rate linked to the prime rate, or at a rate determined under a competitive bid facility. The Company must also pay a facility fee at a rate based on a grid incorporating credit rating and fixed charge coverage ratio factors that currently would result in a .115% per annum charge on the total credit facility. The credit facility expires in February 2003. The credit agreement contains certain restrictive covenants relating to various financial statement ratios. As of March 28, 1998, the Company had no outstanding borrowings under the credit facility and had outstanding letters of credit totaling $10,016,000 under its previous credit facility. In June 1995, the Company entered into a lease facility under which the bank agreed to purchase up to $25,000,000 of equipment on behalf of the Company and lease such equipment to the Company. As of March 28, 1998, the Company had utilized approximately $21,556,000 of this lease facility.

The Company currently plans to open approximately 80 to 100 stores and significantly expand at least two delivery warehouses during 1998. Management estimates that the Company's cash requirements, exclusive of pre-opening expenses, will be approximately $1,900,000 for each additional office supply store, which includes an average of approximately $1,100,000 for leasehold improvements, fixtures, point-of-sale terminals and other equipment in the stores, as well as approximately $800,000 for the portion of the store inventory that is not financed by vendors. The cash requirements for a standard 150,000 square foot delivery warehouse, exclusive of pre-opening expenses, are expected to be approximately $5,300,000, which includes an average of $3,100,000 for leasehold improvements, fixtures and other equipment and $2,200,000 for the portion of inventory not financed by vendors. In addition, management estimates that each new store and standard-sized warehouse requires pre-opening expenses of approximately $150,000 and $500,000, respectively. The new warehouses being completed in 1998 are significantly larger than our standard delivery warehouses and are expected to require larger investments and pre-opening costs.

IMPACT OF THE YEAR 2000 ISSUE

The Company is undertaking a comprehensive review of all of its computer software, computer hardware, and other operating equipment and systems to mitigate disruption of its business related to the Year 2000 issue. The Company has retained outside consultants and suppliers to aid in this review. Most of the Company's computer systems have been developed over the past four years, and management believes that they are already Year 2000 compliant. The Company does not expect the costs associated with its Year 2000 compliance program to have a material effect on its financial position or results of its operations. Additionally, the Company is reviewing the Year 2000 issue with its suppliers, shippers, customers and other external business partners. There can be no assurance until 2000, however, that all of the Company's systems, and the systems of its suppliers, shippers, customers and other external business partners will function adequately. If any such systems are not Year 2000 compliant, it could have a material adverse effect on the Company.

NEW ACCOUNTING PRONOUNCEMENTS

The Company will adopt the following Statement of Financial Accounting Standards ("SFAS") in the year ending December 26, 1998.

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for reporting certain information about the Company's operating segments. These disclosures are to include the reported segments' sales, operating profit, identifiable assets and other certain information. This Statement is effective for fiscal years beginning after December 15, 1997 and will require disclosure of prior period information, if practicable. This statement is not required to be applied to interim financial statements in the initial year of its application. The Company has not yet determined the impact of adopting this pronouncement on its financial statements.

FUTURE OPERATING RESULTS

With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties, including those discussed below. The factors discussed below could affect the

Company's actual results and could cause the Company's actual results during the remainder of 1998 and beyond to differ materially from those expressed in any forward-looking statement made by the Company.

The Company's strategy of aggressive store growth has been negatively affected in the short-term by the terminated merger with Staples. The Company currently plans to open approximately 80-100 additional stores in 1998. There can be no assurance that the Company will be able to find favorable store locations, negotiate favorable leases, hire and train employees and store managers, and integrate the new stores in a manner that will allow it to meet its expansion schedule. The failure to be able to expand by opening new stores on plan could have a material adverse effect on the Company's future sales growth and profitability.

The Company competes with a variety of retailers, dealers and distributors in a highly competitive marketplace. High-volume office supply chains, mass merchandisers, warehouse clubs, computer stores and contract stationers that compete directly with the Company operate in most of its geographic markets. This competition is expected to increase in the future as both the Company and these and other companies continue to expand their operations. In the future, the Company may also face competition from internet-based merchandisers. There can be no assurance that such competition will not have an adverse effect on the Company's business in the future.

In addition, as the Company expands the number of its stores in existing markets, sales of existing stores can suffer. New stores typically take time to reach the levels of sales and profitability of the Company's existing stores, and there can be no assurance that new stores will ever be as profitable as existing stores because of competition from other store chains and the tendency of existing stores to share sales as the Company opens new stores in its more mature markets. The Company's comparable sales results are affected by a number of factors, including the opening of additional Office Depot stores; the expansion of the Company's contract stationer business in new and existing markets; competition from other office supply chains, mass merchandisers, warehouse clubs, computer stores and contract stationers; and regional and national economic conditions. In addition, the Company's gross margin and profitability would be adversely affected if its competitors were to attempt to capture market share by reducing prices.

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

Costs related to the integration of acquired facilities in the Company's delivery business have contributed to increased warehouse expenses, and these integration costs are expected to continue to impact store and warehouse expenses at decreasing levels through 1998. The failure to achieve the projected decrease in integration costs toward the end of 1998 could result in a significant impact on the Company's net income in the future. The Company's growth, through both store openings and acquisitions, will continue to require the expansion and upgrading of the Company's operational and financial systems, as well as necessitate the hiring of new managers at the store and supervisory level.

The Company has entered a number of international markets utilizing licensing and joint venture agreements. The Company intends to enter other international markets as attractive opportunities arise. In addition to the risks described above arising from the Company's domestic store and delivery operations, internationally the Company also faces the risk of foreign currency fluctuations, political and social conditions, obtaining adequate and appropriate inventory and, since its foreign operations are not wholly-owned, compromised operating control in certain countries.

The Company believes that its current cash and cash equivalents, lease financing arrangements and funds available under its revolving credit facility should be sufficient to fund its planned store and delivery center openings and other operating cash needs, including investments in international joint ventures, for at least the next twelve months. However, there can be no assurance that additional sources of financing will not be required during the next twelve months as a result of unanticipated cash demands or opportunities for expansion or acquisition, changes in growth strategy or adverse operating results. Also, alternative financing will be considered if market conditions make it financially attractive. There also can be no assurance that any additional funds required by the Company, whether within the next twelve months or thereafter, will be available to the Company on satisfactory terms.

                           PART II. OTHER INFORMATION


Items 1-5         Not applicable.
---------

Item 6            Exhibits and Reports on Form 8-K
------

     a.   27.1 Financial Data Schedule (for SEC use only)

     b. No reports on Form 8-K were filed during the quarter ended March 28, 1998.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                            OFFICE DEPOT, INC.
                                            ------------------
                                               (Registrant)


Date:  May 11, 1998                By: /s/ Barry J. Goldstein
      -------------------------       -------------------------------
                                   Barry J. Goldstein
                                   Executive Vice President-Finance
                                   and Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit No.                       Description                          Page No.
-----------                       -----------                          --------

     27.1            Financial Data Schedule (for SEC use only)