Form 10-Q
period 1998-06-27
OFFICE DEPOT INC
filed 1998-08-11
CIK 800240

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 27, 1998
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________________ to _____________________

Commission file number             1-10948
                      ----------------------------------------------------------

                               OFFICE DEPOT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                         59-2663954
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


2200 Old Germantown Road; Delray Beach, Florida              33445
--------------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)


                                 (561) 438-4800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

The registrant had 159,803,233 shares of common stock outstanding as of August 7, 1998.

                               OFFICE DEPOT, INC.
                     Form 10-Q - Quarter ended June 27, 1998
                                      INDEX

                                                                         Page

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Consolidated Statements of Earnings for the
                  13 and 26 Weeks Ended June 27, 1998 and
                  June 28, 1997                                           3

                  Consolidated Balance Sheets as of
                  June 27, 1998 and December 27, 1997                     4

                  Consolidated Statements of Stockholders'
                  Equity for the 26 Weeks Ended June 27, 1998
                  and the Year Ended December 27, 1997                    5

                  Consolidated Statements of Cash Flows for the
                  26 Weeks Ended June 27, 1998 and
                  June 28, 1997                                           6

                  Notes to Consolidated Financial Statements            7 - 9

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        10 - 17

         ITEM 3.  Not Applicable

PART II.  OTHER INFORMATION                                              18


SIGNATURE                                                                19


INDEX TO EXHIBITS                                                        20

                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                     13 Weeks         13 Weeks          26 Weeks           26 Weeks
                                                      Ended             Ended            Ended              Ended
                                                     June 27,          June 28,         June 27,           June 28,
                                                       1998              1997             1998               1997
                                                   -----------       -----------       -----------       -----------

Sales                                              $ 1,697,539       $ 1,531,825       $ 3,678,635       $ 3,304,269
Cost of goods sold and occupancy costs               1,275,663         1,171,291         2,794,301         2,544,194
                                                   -----------       -----------       -----------       -----------

Gross profit                                           421,876           360,534           884,334           760,075

Store and warehouse operating
   and selling expenses                                285,973           247,904           592,684           522,521
Pre-opening expenses                                     2,839               792             4,013             1,583
General and administrative expenses                     51,371            45,581           106,836            91,647
Amortization of goodwill                                 1,311             1,311             2,622             2,623
                                                   -----------       -----------       -----------       -----------
                                                       341,494           295,588           706,155           618,374
                                                   -----------       -----------       -----------       -----------


Operating profit                                        80,382            64,946           178,179           141,701

Other income (expense)
     Interest expense, net                              (1,937)           (4,306)           (2,878)           (9,059)
     Equity in (losses) earnings
          of investees, net                             (3,534)             (728)           (8,041)           (1,973)
     Merger costs                                           --            (9,483)               --           (16,094)
                                                   -----------       -----------       -----------       -----------

Earnings before income taxes                            74,911            50,429           167,260           114,575

Income taxes                                            29,197            19,955            65,723            45,314
                                                   -----------       -----------       -----------       -----------

Net earnings                                       $    45,714       $    30,474       $   101,537       $    69,261
                                                   ===========       ===========       ===========       ===========

Earnings per common share:

       Basic                                       $      0.29       $      0.19       $      0.64       $      0.44
       Diluted                                            0.27              0.19              0.60              0.43



         The accompanying notes are an integral part of these statements.

                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)



                                                                  June 27,         December 27,
                                                                    1998               1997
                                                                 -----------       -----------
                                                                 (Unaudited)

                               ASSETS

Current assets
     Cash and cash equivalents                                   $   327,486       $   199,637
     Receivables, net of allowances                                  447,957           494,942
     Merchandise inventories                                       1,162,002         1,273,753
     Deferred income taxes                                            43,345            35,846
     Prepaid expenses                                                 15,962            16,409
                                                                 -----------       -----------

          Total current assets                                     1,996,752         2,020,587

Property and equipment, net                                          716,671           700,663
Goodwill, net of amortization                                        182,348           184,711
Other assets                                                         107,811            75,128
                                                                 -----------       -----------
                                                                 $ 3,003,582       $ 2,981,089
                                                                 ===========       ===========


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                            $   726,406       $   868,725
     Accrued expenses                                                240,362           245,915
     Income taxes                                                     28,836            20,669
     Current maturities of long-term debt                              2,532             2,473
                                                                 -----------       -----------

          Total current liabilities                                  998,136         1,137,782

Long-term debt, less current maturities                               36,313            29,406
Deferred taxes and other credits                                      91,466            67,382
Zero coupon, convertible subordinated notes                          426,552           417,614

Stockholders' equity
     Common stock - authorized 400,000,000 shares of
        $.01 par value; issued 161,554,426 in 1998 and
        160,466,708 in 1997                                            1,616             1,605
     Additional paid-in capital                                      670,447           647,752
     Accumulated other comprehensive income                           (7,536)           (5,503)
     Retained earnings                                               788,338           686,801
     Less: 2,163,447 shares of treasury stock, at cost                (1,750)           (1,750)
                                                                 -----------       -----------
                                                                   1,451,115         1,328,905
                                                                 -----------       -----------
                                                                 $ 3,003,582       $ 2,981,089
                                                                 ===========       ===========



         The accompanying notes are an integral part of these statements.

                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)


                                                             COMMON             COMMON           ADDITIONAL
                                                             STOCK              STOCK              PAID-IN
                                                             SHARES             AMOUNT             CAPITAL
                                                          -----------       -------------       -------------

Balance at December 29, 1996                              159,417,089       $       1,594       $     630,049
                                                          -----------       -------------       -------------

Comprehensive income:
     Net earnings for the period
     Foreign currency translation adjustment



     Comprehensive income

Exercise of stock options (including tax benefits)            611,084                   6               9,598
Issuance of stock under employee
     purchase plan                                            286,410                   3               5,286
401(k) plan matching contributions                            151,190                   2               2,800
Conversion of LYONs to common stock                               935                  --                  19
                                                          -----------       -------------       -------------

Balance at December 27, 1997                              160,466,708               1,605             647,752
(UNAUDITED):
Comprehensive Income:
     Net earnings for the period
     Foreign currency translation adjustment

     Comprehensive income


Exercise of stock options (including tax benefits)            879,302                   9              17,010
Issuance of stock under employee
     purchase plan                                            106,493                   1               2,860
401(k) and deferred compensation plans
     matching contributions                                    86,364                   1               2,482
Conversion of LYONs to common stock                            15,559                  --                 343
                                                          -----------       -------------       -------------

Balance at June 27, 1998                                  161,554,426       $       1,616       $     670,447
                                                          ===========       =============       =============


                                                                                                                     ACCUMULATED
                                                                                                                        OTHER
                                                             RETAINED          TREASURY          COMPREHENSIVE      COMPREHENSIVE
                                                             EARNINGS            STOCK               INCOME             INCOME
                                                          -------------      -------------       -------------      -------------

Balance at December 29, 1996                              $     527,125      $      (1,750)                         $      (1,073)
                                                          -------------      -------------                          -------------

Comprehensive income:
     Net earnings for the period                                159,676                          $     159,676
     Foreign currency translation adjustment                                                            (4,430)            (4,430)
                                                                                                 -------------
     Comprehensive income                                                                        $     155,246
                                                                                                 =============

Exercise of stock options (including tax benefits)
Issuance of stock under employee
     purchase plan
401(k) plan matching contributions
Conversion of LYONs to common stock
                                                          -------------      -------------                          -------------

Balance at December 27, 1997                                    686,801             (1,750)                                (5,503)
(UNAUDITED):
Comprehensive Income:
     Net earnings for the period                                101,537                          $     101,537
     Foreign currency translation adjustment                                                            (2,033)            (2,033)
                                                                                                 -------------
     Comprehensive income                                                                        $      99,504
                                                                                                 =============

Exercise of stock options (including tax benefits)
Issuance of stock under employee
     purchase plan
401(k) and deferred compensation plans
     matching contributions
Conversion of LYONs to common stock
                                                          -------------      -------------                          -------------

Balance at June 27, 1998                                  $     788,338      $      (1,750)                         $      (7,536)
                                                          =============      =============                          =============





         The accompanying notes are an integral part of these statements.

                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Change in Cash and Cash Equivalents
                                 (In thousands)
                                   (Unaudited)

                                                                                 26 Weeks Ended    26 Weeks Ended
                                                                                    June 27,           June 28,
                                                                                      1998               1997
                                                                                 -------------     --------------
Cash flows from operating activities
    Cash received from customers                                                   $ 3,654,945       $ 3,279,285
    Cash paid for merchandise inventories                                           (2,639,377)       (2,360,515)
    Cash paid for store and warehouse operating,
       selling and general and administrative expenses                                (789,376)         (675,714)
    Interest received                                                                    7,631             1,363
    Interest paid                                                                       (1,822)           (1,955)
    Income taxes paid                                                                  (60,017)          (47,260)
                                                                                   -----------       -----------
    Net cash provided by operating activities                                          171,984           195,204
                                                                                   -----------       -----------

Cash flows from investing activities
    Capital expenditures, net                                                          (58,054)          (39,474)
                                                                                   -----------       -----------
    Net cash used in investing activities                                              (58,054)          (39,474)
                                                                                   -----------       -----------

Cash flows from financing activities
    Proceeds from exercise of stock options and sales
       of stock under employee stock purchase plan                                      17,278             5,117
    Foreign currency translation adjustment                                             (2,033)           (1,117)
    Payments on long- and short-term borrowings                                         (1,326)         (141,223)
                                                                                   -----------       -----------
    Net cash provided by (used in) financing activities                                 13,919          (137,223)
                                                                                   -----------       -----------

    Net increase in cash and cash equivalents                                          127,849            18,507

Cash and cash equivalents at beginning of period                                       199,637            51,398
                                                                                   -----------       -----------
Cash and cash equivalents at end of period                                         $   327,486       $    69,905
                                                                                   ===========       ===========

Reconciliation of net earnings to net cash
    provided by operating activities
      Net earnings                                                                 $   101,537       $    69,261
                                                                                   -----------       -----------
      Adjustments to reconcile net earnings to net cash
          provided by operating activities
           Depreciation and amortization                                                54,286            47,898
           Provision for losses on inventory and accounts receivable                    23,759            21,019
           Accreted interest on zero coupon, convertible
              subordinated notes                                                         9,281             9,027
           Contributions of common stock to employee
             benefit and stock purchase plans                                           2,783             1,617
           Changes in assets and liabilities
             Decrease in receivables                                                    41,170            14,590
             Decrease in merchandise inventories                                        93,807           153,311
             Increase in prepaid expenses, deferred income
                taxes and other assets                                                 (41,320)          (13,136)
             Decrease in accounts payable, accrued
                expenses and deferred credits                                         (113,319)         (108,383)
                                                                                   -----------       -----------

      Total adjustments                                                                 70,447           125,943
                                                                                   -----------       -----------
Net cash provided by operating activities                                          $   171,984       $   195,204
                                                                                   ===========       ===========



         The accompanying notes are an integral part of these statements.

                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The interim financial statements as of June 27, 1998 and for the 13 and 26 week periods ended June 27, 1998 and June 28, 1997 are unaudited; however, in the opinion of management, such interim statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial position, results of operations and cash flows of Office Depot, Inc. (the "Company") for the interim periods presented. Interim results are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 27, 1997.

      The Company maintains licensing agreements for the operation of Office Depot stores in Colombia, Hungary, Israel and Poland and joint venture agreements to operate stores in Mexico, France, Thailand and Japan. In April 1998, the Company increased its ownership share in its Thailand joint venture from 20% to 80%. Accordingly, the Company's share of the Thailand joint venture's financial position, results of operations and cash flows have been included in the consolidated interim financial statements. All other joint ventures are accounted for using the equity method.

2. In September 1996, the Company entered into an agreement and plan of merger with Staples, Inc. ("Staples"). In June 1997, the proposed merger was blocked by a preliminary injunction granted by the Federal District Court at the request of the Federal Trade Commission. In July 1997, the Company and Staples announced that the merger agreement had been terminated. The Company recorded costs of $9,483,000 and $16,094,000, respectively, during the 13 and 26 week periods ended June 28, 1997 that were directly related to the terminated merger. These costs consisted primarily of legal fees, investment banker fees and personnel retention costs.

3. On May 18, 1998, the Company entered into an agreement and plan of merger with Viking Office Products, Inc. ("Viking"). Pursuant to the merger agreement, (i) VK Acquisition Corp., a wholly owned subsidiary of the Company, will be merged with and into Viking which, as the surviving corporation in the merger, will become a wholly owned subsidiary of the Company, and (ii) each issued and outstanding share of Viking common stock will be converted into one share of Office Depot common stock, subject to dissenters' rights, as defined by the California Commercial Code. Shares of Office Depot common stock outstanding on the effective date of the merger will remain outstanding and unaffected by the merger. The consummation of the merger is subject to several conditions, most of which have been met. A special meeting of Office Depot and Viking stockholders will be held on August 26, 1998 to vote on the merger.

      The merger, if completed, will be accounted for as a pooling of interests. Accordingly, the Company's prior period consolidated financial statements will be restated and combined with the prior period consolidated financial statements of Viking, as if the merger had taken place at the beginning of the periods reported. The Company will expense all merger and integration costs as they are incurred.

      Upon consummation of the merger, each outstanding option to purchase shares of Viking common stock will be converted into an option to purchase an equal number of shares of Office Depot common stock at an exercise price per share equal to the stated exercise price for the shares of Viking common stock. All Viking stock options outstanding as of May 18, 1998 will become exercisable in full for Office Depot shares upon consummation of the merger.

4. Basic earnings per common share is based upon the weighted average number of shares outstanding during each period. Diluted earnings per common share further assumes that the zero coupon, convertible subordinated notes were converted as of the beginning of the period and that dilutive stock options were exercised. Net earnings under this assumption have been adjusted for interest on the notes, net of the related income tax effect.

      The following information was used to compute basic and diluted earnings per share:

                                                 13 Weeks      13 Weeks      26 Weeks       26 Weeks
                                                  Ended         Ended         Ended          Ended
                                                 June 27,      June 28,      June 27,       June 28,
                                                   1998          1997          1998          1997
                                                 --------      --------      --------      --------
                 (in thousands)
      Basic:
         Weighted average number of
           common shares outstanding              159,137       157,583       158,820       157,471
                                                 ========      ========      ========      ========

      Diluted:
         Net earnings                            $ 45,714      $ 30,474      $101,537      $ 69,261
         Interest expense related to
           convertible notes, net of tax            2,871         2,860         5,708         5,552
                                                 --------      --------      --------      --------
           Adjusted net earnings                 $ 48,585      $ 33,334      $107,245      $ 74,813
                                                 ========      ========      ========      ========

         Weighted average number of
            common shares outstanding             159,137       157,583       158,820       157,471
         Shares issued upon assumed
            conversion of convertible notes        16,553        16,565        16,558        16,565
         Shares issued upon assumed
            exercise of stock options               5,338         1,281         4,772         1,609
                                                 --------      --------      --------      --------
            Shares used in computing diluted
               earnings per common share          181,028       175,429       180,150       175,645
                                                 ========      ========      ========      ========



5. The Consolidated Statements of Cash Flows do not include the following non-cash investing and financing transactions:

                                                      26 Weeks Ended   26 Weeks Ended
                                                          June 27,        June 28,
                                                            1998             1997
                                                       -------------   -------------
                                                               (in thousands)
      Additional paid-in capital related
           to tax benefits on stock options exercised      $2,302      $  957
      Assets acquired under capital leases                  8,292          --
      Common stock issued upon conversion of debt             343          --



6. In June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that companies report selected information about operating segments in annual financial statements and requires that such companies report selected information about segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," retains the requirement to report information about major customers and requires that companies report financial and descriptive information about their reportable operating segments.

      Operating segments are defined as those components of an enterprise about which separate financial information is regularly evaluated by the chief operating decision maker when allocating resources and assessing performance. SFAS No. 131 requires that companies report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. SFAS No. 131 also requires that companies report descriptive information about the manner in which the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

      SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997, but is not required for interim financial statements in the initial year of its application. The Company has not yet determined the effects that SFAS No. 131 will have on the disclosures in its consolidated financial statements.

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales increased 11% to $1.698 billion and $3.679 billion during the second quarter and first six months of 1998, respectively, from $1.532 billion and $3.304 billion during the comparable periods of 1997. Approximately one-third of the increase in sales for the second quarter and the first half of 1998 were attributed to the 55 new office supply stores opened subsequent to the second quarter of 1997. The remainder of the increase results from the 7% growth for the second quarter and 8% growth for the first six months of 1998 in comparable sales for stores and delivery warehouses ("delivery centers") open for more than one year at June 27, 1998. Sales of computers, business machines and related supplies continued to rise as a percentage of total sales in the second quarter and first six months of 1998 over the comparable 1997 periods, driven primarily by the sales of machine supplies. The average unit sales prices and comparable store sales of computers for the first six months of 1998 have decreased from the comparable period in 1997, while the number of units sold has increased.

The Company opened 18 office supply stores and closed one store in the first half of 1998, bringing the total number of office supply stores open at the end of the second quarter to 619, compared with 565 stores open at the end of the second quarter of 1997. During the second quarter, the Company substantially completed consolidation of four California delivery centers into two newer, larger facilities, reducing the number of delivery centers to 21 as of the end of the second quarter of 1998 from 23 at the end of the second quarter of 1997. In the past few years, the Company has replaced several of its other delivery centers with newer, larger facilities as well. The Company has substantially completed the integration and conversion of its contract stationer business and uses standard systems and procedures throughout its network of facilities. As of June 27, 1998, the Company also operated three Images(TM), two Office Depot Express(TM) and five Furniture At Work(TM) stores.

Gross profit as a percentage of sales was 24.9% and 24.0% during the second quarter and first half of 1998, respectively, as compared with 23.5% and 23.0% during the comparable periods of 1997. Gross profit as a percentage of sales continued to be positively impacted by purchasing leverage gained from vendor discount and rebate programs. Furthermore, the downward pressure on overall gross profit has lessened in the second quarter and first half of 1998 as compared to the comparable periods in 1997 because of improved margins on computers and a favorable shift in sales mix to business machine supplies, which yield much higher margins. These improvements in margin on computers, business machines and related supplies were partially offset by lower margins on paper products. The Company's gross profit as a percentage of sales fluctuates as a result of numerous factors, including competitive pricing pressures, changes in product and customer mix, suppliers pricing changes, as well as the Company's ability to achieve purchasing leverage through growth in total merchandise purchases. Additionally, occupancy costs can vary as the Company adds new stores and delivery centers.

Store and warehouse operating and selling expenses as a percentage of sales were 16.8% and 16.1% in the second quarter and first six months of 1998, respectively, as compared to 16.2% and 15.8% in the second quarter and first six months of 1997, respectively. The three largest components of store and warehouse operating and selling expenses are payroll, depreciation and advertising expenses. Store and warehouse operating and selling expenses as a percentage of sales are significantly higher in the Business Services Division than in the Stores Division principally because of the need for a more experienced and more highly compensated sales force. Management expects these expenses to decline from current levels as a percentage of sales if and when the Business Services Division, now fully integrated, generates additional sales in each market. Store and warehouse operating and selling expenses as a percentage of sales have increased overall in the Business Services Division for the second quarter and first half of 1998 as compared to the same periods in 1997 primarily because of the substantial completion of the consolidation of four delivery centers into two larger and newer facilities. Expenses in the Stores Division increased in the second quarter and first six months of 1998 over the comparable 1997 periods because of the completion of 129 store remodels in the first half of 1998. The increase in expenses is expected to continue as the Company plans to complete approximately 70 additional remodels by the end of 1998. Late in the fourth quarter of 1997, the Company launched a new advertising campaign, significantly increasing broadcast and cable television exposure. This campaign resulted in increased costs in both divisions during the first half of 1998.

Pre-opening expenses increased to $2.8 million in the second quarter of 1998 from $0.8 million in the comparable quarter of 1997 and increased to $4.0 million in the first half of 1998 from $1.6 million in the comparable 1997 period. The Company added 18 new office supply stores and closed one in the first half of 1998, 17 of which were added in the second quarter, as compared with five new and one replacement store in the comparable 1997 period, four of which were added in the second quarter of 1997. Prior year store openings were lower because of the uncertainty surrounding the merger with Staples, Inc. ("Staples"). Pre-opening expenses in the first half of 1998 also include costs incurred to significantly expand one delivery center and open another larger delivery center to replace two existing facilities, while pre-opening expenses in the second quarter of 1997 include costs associated with replacing one existing customer service center with a larger, more functional facility. Pre-opening expenses, which currently approximate $0.1 million per standard office supply store, are predominately incurred during a six-week period prior to the store opening. Pre-opening expenses for a new standard-sized delivery center are approximately $0.5 million and pre-opening expenses for a new larger-sized delivery center, such as the facilities opened in California during the first half of 1998, are approximately $1.0 million; however, these expenses may vary with the size and type of future customer service centers. These expenses consist principally of amounts paid for salaries and property expenses. Because the Company's policy is to expense these items during the period in which they occur, the amount of pre-opening expenses in each period is generally proportional to the number of new stores or delivery centers opened or in the process of being opened during the period.

General and administrative expenses were 3.0% of sales for the second quarters of 1998 and 1997, while these expenses increased as a percentage of sales to 2.9% for the first six months of 1998 from 2.8% for the first six months of 1997. In the first half of 1997, staffing issues associated with the Staples merger resulted, to some extent, in fewer corporate personnel. By the end of the first half of 1998, the Company had restaffed most of the corporate positions and had strengthened its management team with the addition of several new key executives. The Company's continuing commitment to improving the efficiency of its management information systems and expanding its information systems programming staff has increased general and administrative expenses in the short term. In addition, certain corporate expenses have increased in the first half of 1998 primarily because of management's involvement in the consolidation and integration of the Company's California delivery centers and in the store remodeling initiative. While the Company has been able to decrease other general and administrative expenses, there can be no assurance that the Company will be able to continue to increase sales without a proportionate increase in corporate expenditures.

In September 1996, the Company entered into an agreement and plan of merger with Staples. In June 1997, the proposed merger was blocked by a preliminary injunction granted by the Federal District Court at the request of the Federal Trade Commission. In July 1997, the Company and Staples announced that the merger agreement had been terminated. The Company recorded costs of $9.5 million and $16.1 million during the 13 week and 26 week periods ended June 27, 1998 that were directly related to the terminated merger. These costs consisted primarily of legal fees, investment banker fees and personnel retention costs.

On May 18, 1998, the Company entered into an agreement and plan of merger with Viking Office Products, Inc. ("Viking"). Pursuant to the merger agreement, (i) VK Acquisition Corp., a wholly owned subsidiary of the Company, will be merged with and into Viking which, as the surviving corporation in the merger, will become a wholly owned subsidiary of the Company, and (ii) each issued and outstanding share of Viking common stock will be converted into one share of Office Depot common stock, subject to dissenters' rights, as defined by the California Commercial Code. Shares of Office Depot common stock outstanding on the effective date of the merger will remain outstanding and unaffected by the merger. The consummation of the merger is subject to several conditions, most of which have been met. A special meeting of Office Depot and Viking stockholders will be held on August 26, 1998 to vote on the merger.

The merger, if completed, will be accounted for as a pooling of interests. Accordingly, the Company's prior period consolidated financial statements will be restated and combined with the prior period consolidated financial statements of Viking, as if the merger had taken place at the beginning of the periods reported. The Company will expense all merger and integration costs as they are incurred.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company's inception in March 1986, it has relied upon equity capital, convertible debt, capital equipment leases and bank borrowings as the primary sources of its funds. Because the majority of the Company's store sales are on a cash and carry basis, cash flow generated from operating stores provides a source of liquidity to the Company. The Company also uses private label credit card programs administered and financed by financial services companies, which allow the Company to expand its store sales without the burden of additional receivables. Working capital requirements are reduced by vendor credit terms that allow the Company to finance a portion of its inventory.

Sales made to larger customers through the Company's contract business are generally made pursuant to regular commercial credit terms under which the Company carries its own receivables, as opposed to sales made to smaller customers, who generally pay in cash or by credit card. Therefore, as the Company expands its contract business, management anticipates that the Company's credit sales will continue to grow.

Receivables from vendors under rebate, cooperative advertising and marketing programs, which comprise a significant percentage of total receivables, tend to fluctuate seasonally, growing during the second half of the year and declining during the first half. Industry practice dictates that under such programs, a significant portion of the collections are made after an entire program year has been completed.

In the first six months of 1998, the Company added 18 and closed one office supply store, compared with five new and one replacement office supply store and one new Furniture at Work(TM) store added in the comparable period of 1997. In addition, the Company consolidated four delivery centers in its Business Services Division into two newer, larger facilities during the first six months of 1998, as compared to replacing one delivery center with a larger facility in 1997. Uncertainty and staffing issues associated with the Staples merger negatively affected the Company's store opening program during 1997 and continued to impact it through the first half of 1998. The Company has recently hired several real estate personnel and regained its store opening momentum.

Net cash provided by operating activities was $172 million in the first six months of 1998, compared with $195 million provided in the comparable 1997 period. This decrease was driven primarily by increased expenditures for the Company's store remodeling program and warehouse consolidations. Increases in contract and commercial sales from existing delivery centers also leverage assets employed and generate incremental working capital. Cash generated from operations is also affected by fluctuations in the levels of receivables and inventory. Capital expenditures are also affected by the number of stores and warehouses opened, replaced or remodeled each year as well as the increase in computer and other equipment at the corporate office required to support such expansion. Cash used for capital expenditures was $58 million in the first six months of 1998 and $39 million in the first six months of 1997.

During the 26 weeks ended June 27, 1998, the Company's cash balance increased by $128 million and long- and short-term debt decreased by almost $2 million, excluding $9 million in non-cash accretion of interest on the Company's zero coupon, convertible subordinated debt and $8 million in debt created by the acquisition of assets through capital leases.

The Company entered into a new credit agreement in February 1998 with a syndicate of banks which provides for a working capital line and letters of credit totaling $300 million. The new credit agreement replaced the Company's previous credit agreement and provides that funds borrowed bear interest, at the Company's option: at a rate based on a grid incorporating credit rating and fixed charge coverage ratio factors that currently would result in .18 % over LIBOR, at .5% over the Federal Funds rate, at a base rate linked to the prime rate, or at a rate determined under a competitive bid facility. The Company must also pay a facility fee at a rate based on a grid incorporating credit rating and fixed charge coverage ratio factors that currently would result in a .095% per annum charge on the total credit facility. The credit facility expires in February 2003. The credit agreement contains certain restrictive covenants relating to various financial statement ratios. As of June 27, 1998, the Company had no outstanding borrowings under the credit facility and had outstanding letters of credit totaling $9.5 million.

The Company currently plans to open approximately 70 additional stores in the second half of 1998. Management estimates that the Company's cash requirements, exclusive of pre-opening expenses, will be approximately $1.9 million for each additional office supply store, which includes an average of approximately $1.1 million for leasehold improvements, fixtures, point-of-sale terminals and other equipment in the stores, as well as approximately $0.8 million for the portion of the store inventory that is not financed by vendors. In addition, management estimates that each new store requires pre-opening expenses of approximately $0.1 million. The cash requirements for a delivery center, exclusive of pre-opening expenses, are significantly more than a store. Each new delivery center requires pre-opening expenses of approximately $0.5 million to $1.0 million depending on the size of the facility.

IMPACT OF THE YEAR 2000

The Company has undertaken a comprehensive review of all computer hardware and software and other operating equipment and systems to mitigate disruption of its business as a result of the Year 2000. The project has a dedicated organization, including outside consultants and suppliers, who have developed an overall scope, approach, methodology and communication plan. The organization's goal is to complete certification testing by the first quarter of 1999.

Many of the Company's computer systems have been developed over the past four years, and management believes that they are already Year 2000 compliant. Any required remediation for priority systems, defined as those systems that affect customer service and product availability or that are critical to continued operations, is scheduled for completion by the end of 1998. Additionally, the Company is reviewing the Year 2000 issue with its suppliers, shippers, customers and other external business partners. A survey developed to assess Year 2000 readiness was recently mailed to approximately 1,200 suppliers, and the dedicated Year 2000 organization will work with key suppliers to follow their progress and perform collaborative testing where appropriate.

The Company does not expect the costs associated with its Year 2000 compliance program to have a material effect on its financial position or its results of operations. There can be no assurance until 2000, however, that all of the Company's systems, and the systems of its suppliers, shippers, customers and other external business partners will function adequately. If any such systems are not Year 2000 compliant, it could have a material adverse effect on the Company.


NEW ACCOUNTING PRONOUNCEMENT

The Company will adopt the following Statement of Financial Accounting Standard ("SFAS") in the year ending December 26, 1998.

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for reporting certain information about the Company's operating segments. These disclosures should include the reported segments' sales, operating profit, identifiable assets and other certain information. This Statement is effective for fiscal years beginning after December 15, 1997 and will require disclosure of prior period information, if practicable. This statement is not required to be applied to interim financial statements in the initial year of its application. The Company has not yet determined the impact of adopting this pronouncement on its financial statements.


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

The Company currently plans to open approximately 70 additional stores in the second half of 1998. There can be no assurance that the Company will be able to find favorable store locations, negotiate favorable leases, hire and train employees and store managers, and integrate the new stores in a manner that will allow it to meet its expansion schedule. The failure to expand by opening new stores as planned could have a material adverse effect on the Company's future sales growth and profitability.


The Company competes with a variety of retailers, dealers and distributors in a highly competitive marketplace. High-volume office supply chains, mass merchandisers, warehouse clubs, computer stores and contract stationers that compete directly with the Company operate in most of its geographic markets. More recently, the Company began competing with internet-based merchandisers. This competition is expected to increase in the future as both the Company and these and other companies continue to expand their operations. There can be no assurance that such competition will not have an adverse effect on the Company's business in the future.

In addition, as the Company expands the number of its stores in existing markets, sales of existing stores may suffer. New stores typically require several months or longer to reach the levels of sales and profitability of the Company's existing stores, and there can be no assurance that new stores will ever be as profitable as existing stores because of competition from other store chains and the tendency of existing stores to share sales as the Company opens new stores in its more mature markets. The Company's comparable sales results are affected by a number of factors, including the opening of additional Office Depot stores; the expansion of the Company's contract stationer business in new and existing markets; competition from other office supply chains, mass merchandisers, warehouse clubs, computer stores and contract stationers; and regional and national economic conditions. In addition, the Company's gross margin and profitability could be adversely affected if its competitors were to attempt to capture market share by reducing prices.

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

Costs related to the integration of acquired facilities in the Company's delivery business and the remodeling of stores have contributed to increased store and warehouse expenses, and these costs are expected to continue impacting store and warehouse expenses at decreasing levels through 1998. The failure to achieve the projected improvements in operating margins could result in a significant impact on the Company's net income in the future. Furthermore, the Company's growth, through both store openings and acquisitions, will continue to require the expansion and upgrading of the Company's operational and financial systems, as well as necessitate the hiring of new managers at the store and supervisory level.

On May 18, 1998, the Company entered into an agreement and plan of merger with Viking. Integrating the operations and management of Office Depot and Viking will be a complex process, and there can be no assurance that this integration will be completed rapidly or will result in the achievement of all of the anticipated synergies and other benefits expected to be realized for the merger. Moreover, the integration of the two companies will require significant management attention, which may temporarily distract management from its usual focus on the daily operations of their respective businesses. The ability of management to integrate successfully the operations of Office Depot and Viking, or any significant delay in achieving such integration, could have a material adverse effect on the business and operating results of the combined company.

The Company has entered a number of international markets using licensing and joint venture agreements. The Company intends to enter other international markets as attractive opportunities arise. In addition to the risks described above arising from the Company's domestic store and delivery operations, internationally, the Company also faces the risk of foreign currency fluctuations, political and social conditions, obtaining adequate and appropriate inventory and, because its foreign operations are not wholly-owned, compromised operating control in certain countries.

The Company believes that its current cash and cash equivalents, lease financing arrangements and funds available under its revolving credit facility should be sufficient to fund its planned expansion and other operating cash needs, including investments in international joint ventures, for at least the next twelve months. However, there can be no assurance that additional sources of financing will not be required during the next twelve months as a result of unanticipated cash demands or opportunities for expansion or acquisition, changes in growth strategy or adverse operating results. Also, alternative financing will be considered if market conditions make it financially attractive. There also can be no assurance that any additional funds required by the Company, whether within the next twelve months or thereafter, will be available to the Company on satisfactory terms.

                           PART II. OTHER INFORMATION

ITEMS 1        LEGAL PROCEEDINGS

On May 21, 1998, a Viking stockholder filed a purported class action complaint in Superior Court, State of California, County of Los Angeles for breach of fiduciary duties against Viking. The complaint also names Office Depot as a defendant, alleging that it aided and abetted Viking in the breach of its fiduciary duties. The complaint seeks an injunction against the merger and the certification as a class of all Viking stockholders.

The Company believes that this complaint is without merit and will aggressively defend against the suit and will continue to pursue the merger with Viking.

ITEMS 2 - 4    Not applicable.

ITEM 5         OTHER INFORMATION

Details of a special meeting of stockholders to be held on August 26, 1998 and the Joint Proxy Statement/Prospectus of Viking Office Products, Inc. and Office Depot, Inc. are incorporated by reference to the Company's Registration Statement on Form S-4 filed with the SEC on July 22, 1998.

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

     a.   27.1 Financial Data Schedule (for SEC use only)

     b. A Current Report on Form 8-K was filed on May 21, 1998 regarding the proposed merger with Viking Office Products, Inc. and is incorporated by reference herein.

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




                                        OFFICE DEPOT, INC.
                                        ------------------
                                          (Registrant)



Date:  August 11, 1998                  By: /s/ BARRY J. GOLDSTEIN
                                            -----------------------------------
                                            Barry J. Goldstein
                                            Executive Vice President-Finance
                                            and Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT NO.                    DESCRIPTION                             PAGE NO.

     27.1        Financial Data Schedule (for SEC use only)