Form 10-Q
period 1998-09-26
OFFICE DEPOT INC
filed 1998-11-10
CIK 800240

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                  September 26, 1998
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________


Commission file number                          1-10948
                      ---------------------------------------------------------


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

                                    Yes [X]         No [ ]

The registrant had 245,741,094 shares of common stock outstanding as of November 6, 1998.

                               OFFICE DEPOT, INC.
                  Form 10-Q - Quarter ended September 26, 1998
                                      INDEX

                                                                                                Page
                                                                                                ----

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Consolidated Statements of Earnings for the
                  13 and 39 Weeks Ended September 26, 1998 and
                  September 27, 1997                                                             3

                  Consolidated Balance Sheets as of
                  September 26, 1998 and December 27, 1997                                       4

                  Consolidated Statements of Stockholders'
                  Equity for the 39 Weeks Ended September 26, 1998
                  and the Year Ended December 27, 1997                                           5

                  Consolidated Statements of Cash Flows for the
                  39 Weeks Ended September 26, 1998 and
                  September 27, 1997                                                             6

                  Notes to Consolidated Financial Statements                                    7-10

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                11-21

         ITEM 3.  Not Applicable

PART II.  OTHER INFORMATION                                                                    22-23

SIGNATURE                                                                                       24

INDEX TO EXHIBITS                                                                               25



                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                   13 Weeks          13 Weeks         39 Weeks          39 Weeks
                                                     Ended             Ended            Ended             Ended
                                                 September 26,     September 27,    September 26,     September 27,
                                                     1998              1997             1998              1997
                                                 -------------     -------------    -------------     -------------
Sales                                            $ 2,234,900       $ 2,030,549       $ 6,702,135       $ 6,014,081
Cost of goods sold and occupancy costs             1,612,864         1,493,347         4,875,956         4,440,532
                                                 -----------       -----------       -----------       -----------

Gross profit                                         622,036           537,202         1,826,179         1,573,549

Store and warehouse operating
   and selling expenses                              402,737           362,571         1,206,704         1,072,369
Pre-opening expenses                                   3,663               753             7,676             2,336
General and administrative expenses                   83,772            68,830           233,065           196,988
Amortization of goodwill                               1,555             1,537             4,627             4,610
                                                 -----------       -----------       -----------       -----------
                                                     491,727           433,691         1,452,072         1,276,303
                                                 -----------       -----------       -----------       -----------


Operating profit                                     130,309           103,511           374,107           297,246

Other income (expense)
     Interest income (expense), net                    1,063            (3,345)               30           (11,160)
     Equity in earnings (losses)
          of investees, net                             (691)           (2,505)           (8,732)           (4,478)
     Merger and restructuring costs                  (87,815)               --           (87,815)          (16,094)
                                                 -----------       -----------       -----------       -----------

Earnings before income taxes                          42,866            97,661           277,590           265,514

Income taxes                                          27,118            35,923           113,072            97,212
                                                 -----------       -----------       -----------       -----------
Net earnings                                     $    15,748       $    61,738       $   164,518       $   168,302
                                                 ===========       ===========       ===========       ===========

Earnings per common share:

       Basic                                     $      0.06       $      0.26       $      0.67       $      0.70
       Diluted                                          0.06              0.24              0.65              0.67







        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                    September 26,     December 27,
                                                                        1998              1997
                                                                    -------------     -----------
                                                                     (Unaudited)

                                     ASSETS

Current assets
     Cash and cash equivalents                                      $   542,966       $   239,877
     Short-term investments                                              61,015            17,868
     Receivables, net of allowances                                     659,636           652,786
     Merchandise inventories                                          1,192,269         1,397,266
     Deferred income taxes                                               47,059            35,846
     Prepaid expenses                                                    40,733            37,436
                                                                    -----------       -----------

          Total current assets                                        2,543,678         2,381,079

Property and equipment, net                                             903,359           846,676
Goodwill, net of amortization                                           209,916           212,344
Other assets                                                            122,823            80,720
                                                                    -----------       -----------
                                                                    $ 3,779,776       $ 3,520,819
                                                                    ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                               $   947,150       $   988,738
     Accrued expenses                                                   293,000           265,267
     Income taxes                                                        32,284            31,138
     Current maturities of long-term debt                                 3,483             2,473
                                                                    -----------       -----------

          Total current liabilities                                   1,275,917         1,287,616

Long-term debt, less current maturities                                  35,593            29,406
Deferred taxes and other credits                                         93,616            68,545
Zero coupon, convertible subordinated notes                             430,550           417,614
                                                                    -----------       -----------
                                                                      1,835,676         1,803,181
                                                                    -----------       -----------

Stockholders'  equity
     Common stock - authorized 800,000,000 shares of
        $.01 par value; issued 247,603,180 in 1998 and
        245,109,330 in 1997                                               2,476             2,451
     Additional paid-in capital                                         813,699           762,911
     Unamortized value of long-term incentive stock grant                (2,958)           (3,210)
     Accumulated other comprehensive income                              (8,410)          (19,289)
     Retained earnings                                                1,141,043           976,525
     Less: 2,163,447 shares of treasury stock, at cost                   (1,750)           (1,750)
                                                                    -----------       -----------
                                                                      1,944,100         1,717,638
                                                                    -----------       -----------
                                                                    $ 3,779,776       $ 3,520,819
                                                                    ===========       ===========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)

                                                                                                                    UNAMORTIZED
                                                           COMMON             COMMON            ADDITIONAL         VALUE OF LONG-
                                                           STOCK              STOCK               PAID-IN          TERM INCENTIVE
                                                           SHARES             AMOUNT              CAPITAL           STOCK GRANT
                                                       -------------       -------------       -------------       -------------
Balance at December 28, 1996                             243,086,664       $       2,431       $     732,955       $      (5,244)

Comprehensive income:
     Net earnings for the period
     Foreign currency translation adjustment

     Comprehensive income


Exercise of stock options (including
     tax benefits)                                         1,818,162                  18              23,105
Issuance of stock under employee
     stock purchase plan                                     352,379                   4               6,336
401(k) plan matching contributions                           151,190                   1               2,800
Conversion of LYONs to common stock                              935                  --                  19
Cancellation of long-term incentive
     stock grant                                            (300,000)                 (3)             (2,304)              1,640
Amortization of long-term incentive
    stock grant                                                   --                  --                  --                 394
                                                       -------------       -------------       -------------       -------------

Balance at December 27, 1997                             245,109,330               2,451             762,911              (3,210)
(Unaudited):
Comprehensive Income:
     Net earnings for the period
     Foreign currency translation adjustment

     Comprehensive income

Exercise of stock options (including
     tax benefits)                                         2,139,952                  21              41,387
Issuance of stock under employee
     stock purchase plan                                     183,950                   2               4,885
401(k) and deferred compensation plans
     matching contributions                                  118,465                   1               3,401
Conversion of LYONs to common stock                           51,483                   1               1,115
Amortization of long-term incentive
     stock grant                                                  --                  --                  --                 252
                                                       -------------       -------------       -------------       -------------
Balance at September 26, 1998                            247,603,180       $       2,476       $     813,699       $      (2,958)
                                                       =============       =============       =============       =============




                                                                                                                 ACCUMULATED
                                                                                                                    OTHER
                                                         RETAINED            TREASURY          COMPREHENSIVE    COMPREHENSIVE
                                                         EARNINGS             STOCK               INCOME           INCOME
                                                       -------------      ------------        -------------     -------------
Balance at December 28, 1996                           $     741,664      $     (1,750)                         $       (946)

Comprehensive income:
     Net earnings for the period                             234,861                           $    234,861
     Foreign currency translation adjustment                                                        (18,343)         (18,343)
                                                                                               ------------
     Comprehensive income                                                                      $    216,518
                                                                                               ============

Exercise of stock options (including
     tax benefits)
Issuance of stock under employee
     stock purchase plan
401(k) plan matching contributions
Conversion of LYONs to common stock
Cancellation of long-term incentive
     stock grant
Amortization of long-term incentive
    stock grant
                                                       -------------      ------------        -------------     ------------

Balance at December 27, 1997                                 976,525            (1,750)                              (19,289)
(Unaudited):
Comprehensive Income:
     Net earnings for the period                             164,518                           $    164,518
     Foreign currency translation adjustment                                                         10,879           10,879
                                                                                               ------------
     Comprehensive income                                                                      $    175,397
                                                                                               ============

Exercise of stock options (including
     tax benefits)
Issuance of stock under employee
     stock purchase plan
401(k) and deferred compensation plans
     matching contributions
Conversion of LYONs to common stock
Amortization of long-term incentive
     stock grant
                                                       -------------      -------------                         ------------
Balance at September 26, 1998                          $   1,141,043      $      (1,750)                        $     (8,410)
                                                       =============      =============                         ============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Change in Cash and Cash Equivalents
                                 (In thousands)
                                   (Unaudited)

                                                                                 39 Weeks Ended    39 Weeks Ended
                                                                                  September 26,     September 27,
                                                                                      1998               1997
                                                                                 --------------    --------------
Cash flows from operating activities
    Cash received from customers                                                   $ 6,621,800       $ 5,923,709
    Cash paid to suppliers                                                          (6,076,461)       (5,439,336)
    Interest received                                                                   21,691             2,686
    Interest paid                                                                       (2,779)           (2,812)
    Income taxes paid                                                                 (103,251)         (110,565)
                                                                                   -----------       -----------
    Net cash provided by operating activities                                          461,000           373,682
                                                                                   -----------       -----------

Cash flows from investing activities
    Proceeds from maturities or sale of investment
       securities and bonds                                                             27,704            21,411
    Purchase of investment securities and bonds                                        (69,708)               --
    Proceeds from sale of property and equipment                                        16,704             3,217
    Capital expenditures                                                              (161,961)         (105,223)
                                                                                   -----------       -----------
    Net cash used in investing activities                                             (187,261)          (80,595)
                                                                                   -----------       -----------

Cash flows from financing activities
    Proceeds from exercise of stock options and sales
       of stock under employee stock purchase plan                                      36,467            12,290
    Foreign currency translation adjustment                                             (6,022)             (693)
    Payments on long- and short-term borrowings                                         (1,095)         (141,855)
                                                                                   -----------       -----------
    Net cash provided by (used in) financing activities                                 29,350          (130,258)
                                                                                   -----------       -----------

    Net increase in cash and cash equivalents                                          303,089           162,829

Cash and cash equivalents at beginning of period                                       239,877            67,826
                                                                                   -----------       -----------
Cash and cash equivalents at end of period                                         $   542,966       $   230,655
                                                                                   ===========       ===========

Reconciliation of net earnings to net cash
    provided by operating activities
      Net earnings                                                                 $   164,518       $   168,302
      Adjustments to reconcile net earnings to net cash
          provided by operating activities
           Depreciation and amortization                                               102,924            88,603
           Provision for losses on inventory and accounts receivable                    47,891            48,162
           Accreted interest on zero coupon, convertible
              subordinated notes                                                        14,052            13,443
           Contributions of common stock to employee
              benefit and stock purchase plans                                           3,885             2,619
           Loss on disposal of property and equipment                                      873             4,830
           Deferred income taxes                                                        (6,625)          (13,305)
           Changes in assets and liabilities
             Increase in receivables                                                   (23,240)          (97,792)
             Decrease in merchandise inventories                                       181,138            91,003
             Increase in prepaid expenses, deferred income
                taxes and other assets                                                 (36,113)          (10,669)
             Increase in accounts payable, accrued
                expenses and deferred credits                                           11,697            78,486
                                                                                   -----------       -----------

      Total adjustments                                                                296,482           205,380
                                                                                   -----------       -----------
Net cash provided by operating activities                                          $   461,000       $   373,682
                                                                                   ===========       ===========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation

The interim financial statements as of September 26, 1998 and for the 13 and 39 week periods ended September 26, 1998 and September 27, 1997 are unaudited; however, in the opinion of management, such interim statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial position, results of operations and cash flows of Office Depot, Inc. (the "Company") for the interim periods presented. Certain reclassifications were made to prior year statements to conform to current year presentations. Interim results are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 27, 1997.

The Company maintains licensing agreements for the operation of Office Depot stores in Colombia, Hungary, Israel and Poland and joint venture agreements to operate stores in Mexico, France, Thailand and Japan. In April 1998, the Company increased its ownership share in its Thai joint venture from 20% to 80%. Accordingly, the Company's share of the Thai joint venture's financial position, results of operations and cash flows has been included in the consolidated interim financial statements. All other joint ventures are accounted for using the equity method.

Note B - Merger Transactions

In September 1996, the Company entered into an agreement and plan of merger with Staples, Inc. ("Staples"). In June 1997, the proposed merger was blocked by a preliminary injunction granted by the Federal District Court at the request of the Federal Trade Commission. In July 1997, the Company and Staples announced that the merger agreement had been terminated. The Company recorded costs of $16.1 million during the 39 week period ended September 27, 1997 that were directly related to the terminated merger. These costs consisted primarily of legal fees, investment banker fees and personnel retention costs.

On August 26, 1998, the Company completed its merger with Viking Office Products, Inc. ("Viking"). In conjunction with the merger, each outstanding share of Viking common stock was converted into one share of Office Depot common stock. A total of 85,329,976 shares of Office Depot common stock were issued pursuant to the merger. The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements of the Company have been restated and combined with the consolidated financial statements of Viking as if the merger had taken place at the beginning of the periods reported. During the 13 weeks ended September 26, 1998, the Company recorded $87.8 million of merger and restructuring charges related to the merger with Viking. Merger and restructuring charges consist primarily of fees and other expenses directly attributable to the merger transaction and the estimated costs, principally asset impairment, of integrating the operations.


Unaudited combined and separate results of Office Depot and Viking for the periods presented in the accompanying consolidated statements of earnings were as follows:

                                            13 Weeks          13 Weeks          39 Weeks          39 Weeks
                                              Ended             Ended             Ended             Ended
                                          September 26,      September 27,     September 26,     September 27,
                                              1998               1997              1998              1997
                                          -------------      -------------     -------------     -------------
                                                                      (in thousands)
         SALES

Office Depot                               $1,845,902         $1,690,275         $5,524,537       $4,994,544
Viking                                        388,998            340,274          1,177,598        1,019,537
                                           ----------         ----------         ----------       ----------
  Combined                                 $2,234,900         $2,030,549         $6,702,135       $6,014,081
                                           ==========         ==========         ==========       ==========

     NET EARNINGS (LOSS)

Office Depot                               $   30,420         $   43,732         $  131,957       $  112,993
Viking                                        (14,672)            18,006             32,561           55,309
                                           ----------         ----------         ----------       ----------
  Combined                                 $   15,748         $   61,738         $  184,518       $  168,302
                                           ==========         ==========         ==========       ==========


No adjustments to the sales, net earnings or net assets of Office Depot or Viking were required to conform the two companies' accounting practices.

Note C - Net Earnings Per Share

Basic earnings per common share is based upon the weighted average number of shares outstanding during each period. Diluted earnings per common share further assumes that the zero coupon, convertible subordinated notes, if dilutive, were converted as of the beginning of the period and that dilutive stock options were exercised. Net earnings under this assumption have been adjusted for interest on the notes, if dilutive, net of the related income tax effect.

The following information was used to compute basic and diluted earnings per share:

                                                 13 Weeks           13 Weeks       39 Weeks        39 Weeks
                                                   Ended              Ended          Ended          Ended
                                               September 26,      September 27,  September 26,   September 27,
                                                   1998               1997           1998            1997
                                               -------------      ------------   -------------   -------------
                                                                             (in thousands)

Basic:
   Weighted average number of
     common shares outstanding                     245,137            241,817        244,267        241,445
                                                 =========          =========      =========      =========

Diluted:
   Net earnings                                  $  15,748          $  61,738      $ 164,518      $ 168,302
   Interest expense related to
     convertible notes, net of tax                      --(1)           2,716          8,641          8,268
                                                 ---------          ---------      ---------      ---------
     Adjusted net earnings                       $  15,748          $  64,454      $ 173,159      $ 176,570
                                                 =========          =========      =========      =========

   Weighted average number of
      common shares outstanding                    245,137            241,817        244,267        241,445
   Shares issued upon assumed
      conversion of convertible notes                   --(1)          16,565         16,550         16,565
   Shares issued upon assumed
      exercise of stock options                      7,229              4,983          7,182          4,708
                                                 ---------          ---------      ---------      ---------
      Shares used in computing diluted
         earnings per common share                 252,366            263,365        267,999        262,718
                                                 =========          =========      =========      =========




(1) For the 13 weeks ended September 26, 1998, the zero coupon, convertible subordinated notes were anti-dilutive and, accordingly, were not included in the diluted earnings per share computation.

Note D - Non-cash Investing and Financing Transactions

The Consolidated Statements of Cash Flows do not include the following non-cash investing and financing transactions:

                                                      39 Weeks Ended        39 Weeks Ended
                                                        September 26,        September 27,
                                                            1998                 1997
                                                      ---------------       --------------
                                                                  (in thousands)

Additional paid-in capital related
     to tax benefits on stock options exercised           $ 9,346              $   866
Assets acquired under capital leases                        8,292               24,300
Common stock issued upon conversion of debt                 1,116                   --



Note E - New Accounting Pronouncements

In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way companies report selected information about operating segments in annual financial statements and requires that such companies report selected information about segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," retains the requirement to report information about major customers and requires that companies report financial and descriptive information about their reportable operating segments.

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

Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales increased 10% to $2.2 billion during the third quarter of 1998 from $2.0 billion for the third quarter of 1997, and increased 11% to $6.70 billion during the first nine months of 1998 from $6.0 billion for the first nine months of 1997. The 15 new office supply stores opened subsequent to the second quarter of 1998 and the 60 new office supply stores, net of one closure, opened subsequent to the third quarter of 1997 contributed $65.0 million and $153.0 million to the increased sales for the third quarter and first nine months of 1998, respectively. Additionally, the Company realized 5% growth for the third quarter and 7% growth for the first nine months of 1998 in comparable sales for Office Depot stores and customer service centers open for more than one year. Viking sales for the third quarter and first nine months of 1998 increased 14% and 16%, respectively, primarily as a result of growth in international markets.

Sales of general office supplies increased as a percentage of total sales during the third quarter and first nine months of 1998 over the comparable 1997 periods, driven primarily by the growth in the Business Services Division where supplies account for a larger portion of the sales mix. Sales of business machines and machine supplies continued to increase during the third quarter and first nine months of 1998 as compared to the same periods in 1997. Although the comparable unit sales of computers increased by 20% and 10% for the third quarter and first nine months of 1998, respectively, over the comparable 1997 periods, the average retail price decreased by 19% and 13%, respectively, for the same periods, resulting in negative comparable sales in this category.

The Company opened 33 office supply stores and closed one store in the first nine months of 1998, bringing the total number of office supply stores open at the end of the third quarter to 634, compared with 574 stores open at the end of the third quarter of 1997. During the third quarter, the Company completed the consolidation of four California customer service centers into two newer, larger facilities. Domestically, the Company operated 21 customer service centers under the Office Depot name and 10 delivery warehouses under the Viking name as of the end of the third quarter of 1998 compared to 23 and 10, respectively, at the end of the third quarter of 1997. Internationally, the Company operated 7 customer service centers under the Office Depot name through joint ventures and 11 delivery warehouses under the Viking name as of the end of the third quarter of 1998 compared to 5 and 10, respectively, at the end of the third quarter of 1997. The Company plans to integrate the operations of certain delivery facilities over the next two years, resulting in the closure of duplicate facilities that service the same geographic areas.

Gross profit as a percentage of sales was 27.8% and 27.2% during the third quarter and first nine months of 1998, respectively, as compared with 26.5% and 26.2% during the comparable periods of 1997. Gross profit as a percentage of sales continued to be positively impacted by purchasing leverage. Furthermore, the downward pressure on overall gross profit has lessened in the third quarter and first nine months of 1998 as compared to the same periods in 1997 because of a favorable shift in sales mix for Office Depot to business machine supplies, which yield much higher margins than computers and business machines. In addition, the Company has experienced improved margins on computers, which traditionally have much lower margins than other products. The gross profit percentage for Viking did not change significantly for the reported periods. The Company's gross profit as a percentage of sales fluctuates as a result of numerous factors, including competitive pricing pressures, changes in product and customer mix, suppliers pricing changes, as well as the Company's ability to achieve purchasing leverage through growth in total merchandise purchases. Additionally, occupancy costs can vary as the Company adds new stores and customer service centers in areas or markets with above average real estate costs.

The four largest components of store and warehouse operating and selling expenses are payroll, depreciation, advertising and credit card expenses. Store and warehouse operating and selling expenses as a percentage of sales are significantly higher in the Business Services Division than in the Stores Division, principally because of the need for a more experienced and more highly compensated sales force. Management expects these expenses to decline as a percentage of sales as the Business Services Division generates incremental sales in each market and enhances operating efficiencies in its warehouses.

Store and warehouse operating and selling expenses as a percentage of sales were 18.0% during the third quarter and first nine months of 1998, as compared to 17.9% and 17.8% in the third quarter and first nine months of 1997, respectively. Store and warehouse operating and selling expenses as a percentage of sales have increased overall in the Business Services Division for the third quarter and first nine months of 1998 as compared to the same periods in 1997, primarily because of costs associated with the consolidation of four customer service centers into two larger and newer facilities. Expenses in the Stores Division increased in the third quarter and first nine months of 1998 over the comparable 1997 periods because of the completion of 51 and 180 store remodels in the same periods, respectively. The increase in expenses is expected to continue as the Company completes approximately 20 additional remodels by the end of 1998. Late in the fourth quarter of 1997, the Company launched a new advertising campaign, significantly increasing broadcast and cable television exposure. This campaign resulted in increased costs in both the Stores and Business Services divisions during the first nine months of 1998. Additionally, start-up costs incurred in Viking's operations in Italy contributed to the increase in store and warehouse operating and selling expenses.

Pre-opening expenses consist principally of amounts paid for salaries and property costs. Because the Company's policy is to expense these items during the period in which they occur, the amount of pre-opening expenses in each period is generally proportional to the number of new stores or customer service centers opened or in the process of being opened during the period. Pre-opening expenses increased to $3.7 million in the third quarter of 1998 from $.8 million in the comparable quarter of 1997, and increased to $7.7 million in the first nine months of 1998 from $2.3 million during the comparable 1997 period. The Company added 33 new office supply stores, relocated three and closed one in the first nine months of 1998, 15 of which were added and all three of which were relocated in the third quarter, as compared with 14 new and one replacement office supply store and one new Furniture at Work store in the comparable 1997 nine month period, nine of which were added in the third quarter of 1997. Store openings in 1997 were slowed because of the uncertainty surrounding the proposed merger with Staples, Inc. ("Staples"). Pre-opening expenses in the first nine months of 1998 also include costs incurred to significantly expand one customer service center and open another larger customer service center to replace two existing facilities, while pre-opening expenses in the third quarter of 1997 include costs associated with replacing one existing customer service center with a larger facility. Pre-opening expenses, which currently approximate $100,000 per standard office supply store, are predominately incurred during a six-week period prior to the store opening. Pre-opening expenses for a new standard-sized customer service center are approximately $500,000 and pre-opening expenses for a new larger-sized customer service center are approximately $1,500,000; however, these expenses may vary with the size and type of future customer service centers.

General and administrative expenses increased to 3.7% of sales for the third quarter of 1998 from 3.4% for the third quarter of 1997, while these expenses increased as a percentage of sales to 3.5% for the first nine months of 1998 from 3.3% for the first nine months of 1997. In the first nine months of 1997, staffing issues associated with the proposed Staples merger resulted in fewer corporate personnel. By the end of the second quarter of 1998, the Company had restaffed most of the corporate positions and had strengthened its management team with the addition of several new key executives. Certain corporate expenses have increased in the first nine months of 1998 primarily because of costs associated with the consolidation and integration of the Company's California customer service centers and store remodeling initiative, as well as increased staffing in the merchandising area which has driven reductions in inventory levels. While the Company has been able to decrease other general and administrative expenses, there can be no assurance that the Company will be able to continue to increase sales without a proportionate increase in corporate expenditures.

Net interest income (expense) improved from an expense of $3.3 million to an income of $1.1 million for the third quarter of 1998 compared to the third quarter of 1997; and it improved from an expense of $11.1 million to an income of $30 thousand for the first nine months of 1998 compared to the comparable period of 1997. These improvements reflect improved operating cash flows, which yield higher cash balances, coupled with the repayment of short-term borrowings during the 1997 period. These amounts vary with the Company's financing decisions.

Equity in earnings (losses) of investees represents the Company's share of the earnings (losses) of its joint ventures. The decline in losses of $1.8 million from the third quarter of 1997 to the third quarter of 1998 is related primarily to refinements in information previously reported by Japan's joint venture management. The increase in losses of $4.3 million for the first nine months of 1998 compared with the first nine months of 1997 is attributable to increasing start-up costs incurred by the Company's joint ventures operations. The Company through its joint ventures opened 22 locations in the first nine months of 1998 (excluding 6 locations in Mexico that were purchased and did not require start-up costs), and opened 10 locations in the comparable period of 1997. Losses incurred by such joint ventures are expected to continue for the remainder of 1998 and 1999 as a result of the protracted start-up period generally associated with international operations. However, the addition of Viking management and its international infrastructure is expected to improve the Company's international operating performance.

Income taxes as a percentage of earnings before income taxes increased from 36.8% to 63.3% for the third quarter, and from 36.6% to 40.7% for the first nine months of 1998. This increased rate is the result of certain non-deductible merger-related charges, primarily investment banking and legal fees, incurred in the third quarter of 1998. The Company's overall income tax rate generally fluctuates as a result of various tax planning strategies employed domestically and internationally.

In September 1996, the Company entered into an agreement and plan of merger with Staples. In September 1997, the proposed merger was blocked by a preliminary injunction granted by the Federal District Court at the request of the Federal Trade Commission. In July 1997, the Company and Staples announced that the merger agreement had been terminated. The Company recorded costs of $16.1 million during the 39 week period ended September 27, 1997 that were directly related to the terminated merger. These costs consisted primarily of legal fees, investment banker fees and personnel retention costs.

On August 26, 1998, the Company completed its merger with Viking Office Products, Inc. ("Viking"). In conjunction with the merger, each outstanding share of Viking common stock was converted into one share of Office Depot common stock. The merger was accounted for as a pooling of interests. Accordingly, the prior periods' consolidated financial statements of the Company have been restated and combined with the consolidated financial statements of Viking as if the merger had taken place at the beginning of the periods reported.

During the 13 weeks ended September 26, 1998, the Company recorded $87.8 million of merger and restructuring charges related to the merger with Viking. Merger and restructuring charges consist of fees and other expenses directly attributable to the merger transaction and the estimated costs, primarily asset impairment, of integrating the operations.


LIQUIDITY AND CAPITAL RESOURCES

Since the Company's inception in March 1986, it has relied upon equity capital, convertible debt, capital equipment leases and bank borrowings as the primary sources of its funds. Because the majority of the Company's store sales are on a cash and carry basis, cash flow generated from operating stores provides a source of liquidity to the Company. Furthermore, the Company uses private label credit card programs administered and financed by financial services companies which allow the Company to expand its store sales without the burden of carrying additional receivables. Working capital requirements are also reduced by vendor credit terms that allow the Company to finance a portion of its inventory.

Sales made to larger customers through the Company's contract business are generally made pursuant to regular commercial credit terms under which the Company carries its own receivables, as opposed to sales made to smaller customers, who generally pay in cash or by credit card. Therefore, as the Company expands its contract business, management anticipates that the Company's accounts receivable will continue to grow.

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

In the first nine months of 1998, the Company opened 33, relocated three and closed one office supply store, compared with 14 opened and one relocated office supply store and one new Furniture at Work(TM) store in the comparable period of 1997. In addition, the Company consolidated four customer service centers in its Business Services Division into two newer, larger facilities during the first nine months of 1998, compared to replacing one customer service center with a larger facility in 1997. Uncertainty and staffing issues associated with the proposed Staples merger negatively affected the Company's store opening program during 1997 and continued to impact it through the first half of 1998. By the end of the third quarter, the Company has restaffed its real estate function and increased the pace of its store opening momentum.

Net cash provided by operating activities was $461.0 million in the first nine months of 1998, compared with $373.7 million provided in the comparable 1997 period. This increase was driven primarily by the Company's continued focus on inventory and supply chain management, which resulted in a significant reduction in inventory balances while maintaining the best in-stock position in the Company's history. Increases in contract and commercial sales from existing customer service centers also leverage assets employed and generate incremental working capital. Cash generated from operations is also affected by fluctuations in the levels of receivables. Capital expenditures are affected by the number of stores and warehouses opened, replaced or remodeled each year, as well as the increase in computer and other equipment at the corporate office required to support such expansion. Cash used for capital expenditures was $162.0 million in the first nine months of 1998 and $105.2 million in the first nine months of 1997.

During the 39 weeks ended September 26, 1998, the Company's cash balance increased by $303.1 million and long- and short-term debt decreased by $2.3 million, excluding $14.1 million in non-cash accretion of interest on the Company's zero coupon, convertible subordinated debt and $8.3 million in debt created by the acquisition of assets through capital leases.

The Company entered into a new credit agreement in February 1998 with a syndicate of banks which provides for a working capital line and letters of credit totaling $300 million. The new credit agreement replaced the Company's previous credit agreement and provides that funds borrowed bear interest, at the Company's option: at a rate based on a grid incorporating credit rating and fixed charge coverage ratio factors that currently would result in .18 % over LIBOR, at .5% over the Federal Funds rate, at a base rate linked to the prime rate, or at a rate determined under a competitive bid facility. The Company must also pay a facility fee at a rate based on a grid incorporating credit rating and fixed charge coverage ratio factors that currently would result in a .095% per annum charge on the total credit facility. The credit facility expires in February 2003. The credit agreement contains certain restrictive covenants relating to various financial statement ratios. As of September 26, 1998, the Company had no outstanding borrowings under the credit facility and had outstanding letters of credit totaling $11 million.

The Company currently plans to open between 50 and 60 additional office supply stores during the fourth quarter of 1998. Management estimates that the Company's cash requirements, exclusive of pre-opening expenses, will be approximately $1.8 million for each additional office supply store, which includes an average of approximately $.9 million for leasehold improvements, fixtures, point-of-sale terminals and other equipment in the stores, as well as approximately $0.9 million for the portion of the store inventory that is not financed by vendors. In addition, management estimates that each new store requires pre-opening expenses of approximately $0.1 million. The cash requirements for a customer service center, exclusive of pre-opening expenses, are significantly more than a store. Each new customer service center requires pre-opening expenses of approximately $0.5 million to $2.0 million, depending on the size of the facility.


IMPACT OF THE YEAR 2000

The Year 2000 ("Y2K") issues arise because of the inability of certain electronic data operating systems to differentiate between the years 1900 and 2000 when processing data. Many systems were written to recognize and process two digits for the year, instead of four.

In recent years, the producers of electronic data operating systems and other businesses generally have become aware of Y2K issues and the potential for disruption in the operation of business as a result of systems which are not Y2K compliant. Y2K issues can arise at any point in the Company's supply, processing, distribution, operation or financial processes. Most systems developed in the past several years have been designed with Y2K issues in mind and are Y2K compliant, whereas many older Systems have been found not to be Y2K compliant and require various changes in order to make them Y2K compliant.

Many of the Company's computer systems were developed over the past four years, and management believes that they are already Y2K compliant. In order to establish standards and guidelines, assist in development and remediation plans, track and report on progress, and answer customer inquiries regarding its Y2K compliance efforts, the Company has established the Year 2000 Project Office ("Project 2000"). Project 2000 has been divided into four major components-- Management Information Systems ("MIS") Operations, MIS Development (MIS Operations and MIS Development are sometimes collectively referred to as "Technology Systems"), Facilities and Suppliers (Facilities and Suppliers are sometimes collectively referred to as "Non-Technology Systems").

The first component of Project 2000 is MIS Operations, which includes data center process automation equipment, software not internally developed or supported by the MIS department, and data/voice networks. The phases of this component are: 1) complete an inventory of all hardware and software, 2) evaluate the readiness of all hardware and software, and identify any upgrades necessary to make them Y2K compliant, and 3) correct all non-compliant hardware and software through upgrades certified as Y2K compliant by their vendors. The Company expects to complete all phases of this component by April 1999.

The second component of Project 2000 is MIS Development, which focuses on the proper operation of application software developed or supported in-house. The phases of this component are: 1) assess systems for potential Y2K issues, 2) remediate any non-compliant systems by changing the program code to properly process Y2K dates, 3) test to make sure remediation has not changed the functionality of the system, and place new program code into production, 4) test the accuracy of the output under multiple scenarios, and 5) certify that the systems are Y2K compliant. This component is being completed by multiple MIS teams. Although each team is at a different phase in the project, this component, as a whole, is currently on schedule to be substantially completed by January 1999. Overall, the two Technology components together are approximately 80% complete.

The third component of Project 2000 is Facilities. The Facilities portion of Project 2000 involves buildings and transportation. Typical concerns related to buildings include security, environment and communication. Concerns related to transportation include scheduling, communication, security, tracking and maintenance. The phases of this component are: 1) develop an inventory of vendors and associated equipment or services, 2) certify that vendors are Y2K compliant, 3) upgrade systems and equipment to compliant versions, if necessary,
4) test equipment and systems, and 5) certify locations as Y2K compliant. The Company has completed phases 1 and 2 of this component and has begun work on phase 3. This component is currently on schedule to be completed by April 1999.

The fourth component of Project 2000 is Suppliers. For the Suppliers portion of Project 2000, the Company will attempt to ensure that merchandise suppliers are able to meet their delivery commitments. The phases of this component are: 1) develop a supplier survey, 2) request that suppliers confirm compliance, 3) establish confidence/risk levels by product, 4) develop contingency plans for non-compliant vendors (e.g., alternate product sources, increased inventory levels, etc.), and 5) certify products as Y2K compliant or implement contingency plans. Phase 1 has been completed and phases 2 and 3 are in the process of being completed. This component is currently on schedule to be completed by April 1999.

The Company's Y2K effort is being undertaken on a worldwide basis to identify the level of Y2K preparedness of the Company's operations in each country. Because of the interdependent nature of the Company's operations with those of its suppliers and customers, the Company could be materially adversely affected if utilities, private businesses or governmental entities with which it does business are not adequately prepared for the year 2000. A reasonably possible worst case scenario resulting from the Company not being fully Y2K compliant by January 1, 2000 might include, among other things, temporary store or warehouse closings, delays in the delivery of products, delays in the receipt of supplies, payment and collection errors, and inventory and supply obsolescence. Consequently, the business and results of operations of the Company could be materially adversely affected by a temporary inability of the Company to conduct its business in the ordinary course for a period of time after January 1, 2000. However, management believes that its Y2K readiness program should significantly reduce any adverse effect from any such disruptions, and the effect on the Company's financial position or the results of its operations should not be material. The Company has not experienced any significant delays in other MIS initiatives as a result of Project 2000.

Costs for hardware and software are capitalized and depreciated over the assets' estimated useful lives. All other costs specifically associated with Project 2000 (e.g., labor, consulting fees, maintenance contracts, etc.) are expensed as incurred. Total costs incurred related to Project 2000 through September 1998 were approximately $5.0 million, none of which were capitalized. The Company expects to spend another $6.0 to $8.0 million to complete Project 2000, including an insignificant amount that will be capitalized.

The Company's Y2K readiness program is an ongoing process, and the estimates of costs and completion dates for various components of the Y2K readiness program described above are subject to change. The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. Although the Company expects its systems and facilities to be Y2K compliant by April 1999, there is no assurance that these results will be achieved. Risks to completing the plan include the availability of resources, the Company's ability to discover and correct any potential Y2K issues, and the ability of suppliers, customers and governmental agencies to bring their systems into Y2K compliance.

EURO

On January 1, 1999, certain member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies and the European Union's common currency (the euro). The euro will then trade on currency exchanges and may be used in business transactions. The conversion to the euro will eliminate currency exchange rate risk among the member countries. The former currencies of the participating countries are scheduled to remain legal tender as denominations of the euro until January 1, 2002. During this transition period, parties may settle transactions using either the euro or a participating country's former currency. Beginning in January 2002, new euro-denominated bills and coins will become the sole legal currency, and all former currencies will be withdrawn from circulation.

The use of a single currency in the participating countries may affect the ability of the Company to price their products differently in the various European markets because of price transparency. One possible result is price harmonization at lower average prices for items sold in some markets. Nevertheless, other market factors such as local taxes, customer preferences and product assortment may reduce the chance for price stabilization.

The Company has significant sales in Europe; therefore, the Company is currently evaluating the business implications of the conversion to the euro, including the need to adapt internal systems to accommodate euro-denominated transactions, the competitive implications of cross border price transparency, the impact on existing marketing programs, and other strategic implications. While still in the assessment phase, the Company does not expect the conversion to the euro to have a material effect on its financial position or the results of its operations.


NEW ACCOUNTING PRONOUNCEMENT

The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 131 in the year ending December 26, 1998. SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for reporting certain information about the Company's operating segments. These disclosures should include the reported segments' sales, operating profit, identifiable assets and certain other information. This Statement is effective for fiscal years beginning after December 15, 1997 and will require disclosure of information relating to prior periods, if practicable. This statement is not required to be applied to interim financial statements in the initial year of its application. The Company has not yet determined the impact of adopting this pronouncement on its financial statements.


FUTURE OPERATING RESULTS - CAUTIONARY STATEMENTS

With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (the "Act") and in releases made by the Securities and Exchange Commission ("SEC") from time to time. Such forward-looking statements involve both known and unknown risks and uncertainties, including those discussed below. The factors discussed below could affect the Company's actual results and could cause the Company's actual results during the remainder of 1998 and beyond to differ materially from those expressed in any forward-looking statement made by the Company. These Cautionary Statements are being made pursuant to the Act, with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to those set forth below.

The Company currently plans to open between 50 and 60 additional stores in the fourth quarter of 1998. There can be no assurance that the Company will be able to find favorable store locations, negotiate favorable leases, hire and train employees and store managers, and integrate the new stores in a manner that will allow it to meet its expansion schedule for 1999 and future periods. The failure to expand by opening new stores as planned could have a material adverse effect on the Company's future sales growth and profitability.

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

The remodeling of the stores has contributed to increased store expenses, and these costs are expected to continue impacting store expenses through 1999. The failure to achieve the projected improvements in operating margins could result in a significant impact on the Company's net income in the future. Furthermore, the Company's growth, through both store openings and acquisitions, will continue to require the expansion and upgrading of the Company's operational and financial systems, as well as necessitate the hiring of new managers at the store and supervisory level.

On August 26, 1998, the Company merged with Viking. Costs related to the integration of Viking's warehouse facilities into the Company's delivery business will contribute to increased warehouse expenses in 1998 and 1999. Moreover, integrating the operations and management of Office Depot and Viking will be a complex process, and there can be no assurance that this integration will be completed rapidly or will result in the achievement of all of the anticipated synergies and other benefits expected to be realized. Furthermore, the integration of the two companies will require significant management attention, which may temporarily distract management from its usual focus on the daily operations of their respective businesses. The ability of management to integrate successfully the operations of Office Depot and Viking could have a material adverse effect on the revenues and operating results of the Company.

The Company has operations in several international markets. The Company intends to enter other international markets as attractive opportunities arise. In addition to the risks described above arising from the Company's domestic store and delivery operations, internationally, the Company also faces the risk of foreign currency fluctuations, adverse political and economic conditions, obtaining adequate and appropriate inventory and, because some of its foreign operations are not wholly-owned, compromised operating control in certain countries.

The Company believes that its current cash and cash equivalents, lease financing arrangements and funds available under its revolving credit facility should be sufficient to fund its planned expansion, integration and other operating cash needs for at least the next 12 months. However, there can be no assurance that additional sources of financing will not be required during the next 12 months as a result of unanticipated cash demands or opportunities for expansion or acquisition, changes in growth strategy or adverse operating results. Furthermore, alternative financing will be considered if market conditions make it financially attractive. There also can be no assurance that any additional funds required by the Company, whether within the next twelve months or thereafter, will be available to the Company on satisfactory terms.

The Company assumes no obligation (and specifically disclaims any obligation) to update the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

                           PART II. OTHER INFORMATION

ITEMS 1  Legal Proceedings

On May 21, 1998, a Viking stockholder filed a purported class action complaint in Superior Court, State of California, County of Los Angeles for breach of fiduciary duties against Viking. The complaint also named Office Depot as a defendant, alleging that it aided and abetted Viking in the breach of its fiduciary duties. The complaint sought an injunction against the merger and the certification as a class of all Viking stockholders. The Company has settled this lawsuit and has agreed to take certain measures in connection with the merger and to pay the plaintiff's attorneys' fees and expenses, up to $300,000. This amount is included in merger and restructuring charges in the accompanying Consolidated Statement of Earnings for the 13 weeks ended September 26, 1998.

ITEM 2  Changes in Securities and Use of Proceeds

The stockholders approved an increase in the number of authorized shares of $.01 par value common stock from 400,000,000 shares to 800,000,000 shares on August 26, 1998. See also Item 4.

ITEM 3 Not applicable.

ITEM 4  Submission of Matters to a Vote of Security Holders

A special meeting of the Company's stockholders was held on August 26, 1998 to vote on the following:

     1. To approve the issuance of shares of Office Depot common stock in exchange for each outstanding share of Viking common stock (on the basis of one share of Office Depot common stock for each outstanding share of Viking common stock) pursuant to the plan of merger. The stockholders approved this matter with 123,713,731 votes for and 447,869 votes against it. In addition, there were 421,033 abstentions and 19,273,875 broker non-votes.

     2. To approve an amendment to Section 4.1 of the certificate of incorporation of Office Depot to increase the number of authorized shares of Office Depot common stock from 400,000,000 to 800,000,000. The stockholders approved this amendment with 139,741,784 votes for and 3,870,628 votes against it. In addition, there were 244,096 abstentions.

     3. To approve an amendment to the Office Depot Long-Term Equity Incentive Plan to increase the number of shares of Office Depot common stock reserved for issuance to officers and key employees following the merger with Viking from 15,212,500 to 20,712,500. The stockholders approved this amendment with 86,334,119 votes for and 37,922,545 votes against it. There were 325,968 abstentions and 19,273,876 broker non-votes as well.

ITEM 5    Not applicable.


ITEM 6    Exhibits and Reports on Form 8-K

     a.   27.1 Financial Data Schedule (for SEC use only)

     b. Restated Financial Data Schedules for the years ended December 30, 1995, December 28, 1996 and December 27, 1997 (for SEC use only)

     c. Restated Financial Data Schedules for the quarters ended March 29, 1997, June 28, 1997, September 27, 1997, March 28, 1998 and June 27,
          1998 (for SEC use only)

     d. A Current Report on Form 8-K dated August 13, 1998 was filed on August 14, 1998 regarding the provisions of the settlement agreement reached with the plaintiff in SZYMCZAK V. HELFORD ET AL, as noted in Item 1 above.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                              OFFICE DEPOT, INC.
                                                 (Registrant)



Date:  November 10, 1998              By: /s/ Barry J. Goldstein
                                          --------------------------------------
                                          Barry J. Goldstein
                                          Executive Vice President-Finance
                                          and Chief Financial Officer



Date:  November 10, 1998              By: /s/ Charles E. Brown
                                          --------------------------------------
                                          Charles E. Brown
                                          Senior Vice President-Finance
                                          and Controller
                                          (Principal Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

      3.1         Certificate of Amendment of Restated Certificate of
                  Incorporation

     27.1         Financial Data Schedule (for SEC use only)

     27.2 Restated Financial Data Schedules for the years ended December 30, 1995, December 28, 1996 and December 27, 1997. (for SEC use only)

     27.3 Restated Financial Data Schedules for the quarters ended March 29, 1997, June 28, 1997, September 27, 1997, March 28,
                  1998 and June 27, 1998. (for SEC use only)