Form 10-Q/A
period 1998-09-06
OFFICE DEPOT INC
filed 1998-12-07
CIK 800240

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

(Mark One)

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the quarterly period ended SEPTEMBER 26, 1998

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from _______ to _______

Commission file number: 1-10948

                                  OFFICE DEPOT
             (Exact Name of Registrant as Specified in Its Charter)


Delaware                                                    59-2663954
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


2200 Old Germantown Road
Delray Beach, Florida                                       33445
(Address of principal executive offices)                    (Zip Code)




-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES   X                                  NO
             -----                                   -----

The Registrant had 245,741,094 shares of common stock outstanding as of November 6, 1998.

  This Form 10-Q/A is being filed solely for the purpose of including certain exhibits which were inadvertently omitted from the Form 10-Q of Office Depot, Inc. filed on November 10, 1998.

PART II - OTHER INFORMATION

                  ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

EXHIBIT NO.                ITEM

10.1 Employment Agreement, dated as of January 1, 1998, between Office Depot, Inc. and David I. Fuente, executed July 1998.

10.2 Employment Agreement, dated as of May 17, 1998, between Office Depot, Inc. and M. Bruce Nelson, executed August 1998.

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               OFFICE DEPOT, INC.


Date: December 7, 1998                         /s/ Barry J. Goldstein
                                               --------------------------------
                                               Executive Vice-President-Finance
                                               and Chief Financial Officer


Date: December 7, 1998                         /s/ Charles E. Brown
                                               --------------------------------
                                               Senior Vice-President-Finance
                                               and Controller
                                               (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.                DESCRIPTION

10.1 Employment Agreement, dated as of January 1, 1998, between Office Depot, Inc. and David I. Fuente, executed July 1998.

10.2 Employment Agreement, dated as of May 17, 1998, between Office Depot, Inc. and M. Bruce Nelson, executed August 1998.