Form 10-K
period 1998-12-26
OFFICE DEPOT INC
filed 1999-03-22
CIK 800240

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 26, 1998

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                     FOR THE TRANSITION PERIOD FROM      TO

                         COMMISSION FILE NUMBER 1-10948

                               OFFICE DEPOT, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                   59-2663954
 (State or other jurisdiction of incorporation   (I.R.S. Employer Identification No.)
                or organization)
           2200 OLD GERMANTOWN ROAD,                            33445
             DELRAY BEACH, FLORIDA                            (Zip Code)
   (Address of principal executive offices)

        Registrant's telephone number, including area code: 561/438-4800

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 5, 1999 was approximately $8,413,828,062.

     As of March 5, 1999, the Registrant had 248,983,334 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 26, 1998 are incorporated by reference in Part II, and the Proxy Statement to be mailed to stockholders on or about March 19, 1999 for the Annual Meeting to be held on April 21, 1999 is incorporated by reference in Part III.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Office Depot, Inc. ("Office Depot" or the "Company") is the largest supplier of office products and services in the world. The Company sells to consumers and businesses of all sizes through three business segments -- Stores, Business Services and International. The Company operates on a 52 or 53 week fiscal year ending on the last Saturday in December.

  Stock Split

     On February 24, 1999, the Company's Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend payable on April 1, 1999 to stockholders of record on March 11, 1999. With the exception of pro forma earnings per share, share and per share information in this Form 10-K does not reflect this stock split.

  Stores

     Office Depot began its operations by opening its first retail office supply store in Florida in October 1986. Through its Stores Division, as of March 12, 1999, it operated 706 retail office supply stores in 41 states, the District of Columbia and 5 Canadian provinces.

     The Company's stores use a warehouse format. This method of retailing involves the display of merchandise using low-profile fixtures, pallets, bins and industrial steel shelving that permit the bulk stacking of inventory and quick and efficient restocking. Shelving is positioned to form aisles large enough to comfortably accommodate customer traffic and merchandise movement. The stores carry a wide selection of merchandise, including brand name office supplies, business machines and computers, computer software, office furniture and other business-related products. The stores sell primarily to small offices/home offices and individual consumers. Each Office Depot store also contains a multipurpose print and copy center offering printing, copying and a wide assortment of other services. The stores' sales staff includes specialists who are trained to answer customer questions regarding a wide variety of technology-oriented products.

     The Company's expansion program is carried out either by leasing existing retail space and renovating it according to Office Depot's specifications or by constructing new space. Prior to selecting a new store site, the Company obtains detailed demographic information indicating business concentrations, traffic counts, population, income levels and future growth prospects. The Company's stores are located primarily in suburban strip shopping centers on major commercial roadways where the cost of space is generally lower than at urban locations. These suburban locations are generally more accessible to the Company's primary customers, have convenient parking and readily receive inventory on a daily basis.

     The Company's retail stores average 27,500 square feet and conform to a model designed to achieve cost efficiency by minimizing rent and eliminating the need for a central warehouse. Each store displays virtually all of its inventory on the sales floor according to a uniform store layout plan. This plan is intended to display merchandise effectively, use merchandising space efficiently and provide customers with a consistent and appealing store layout. In 1998, the Company accelerated its store remodeling program and remodeled approximately 200 of its stores to a newer and more appealing store layout.

     Prior to being displayed on the sales floor, inventory is labeled for automatic processing. Sales are processed through sophisticated registers located at the front of the store. In the retailing business, different products are managed and referred to using unique alpha-numeric codes known as stock-keeping-units, or "SKUs." Each day, sales and inventory information are transmitted by SKU to the Company's central computer system, and pricing information is transmitted from the central computer system to the stores. Rather than individually price marking each product, a master sign for each product displays its price. As price changes occur, new master signs are automatically generated for the product display and the new prices are reflected in the register, allowing the Company to avoid labor costs associated with price remarking.

     The Company's overall business strategy for its Stores Division is to increase the sales and profitability of existing stores and to add new stores in locations where the Company can establish a significant market presence. Store opening activity for the last five years is summarized as follows:

                                            OPEN AT
                                           BEGINNING                                   OPEN AT END
                                            OF YEAR      OPENED   CLOSED   RELOCATED     OF YEAR
                                          ------------   ------   ------   ---------   -----------
1994....................................      351          71        2         1           420
1995....................................      420          82        1         6           501
1996....................................      501          60       --         3           561
1997....................................      561          42        1         2           602
1998....................................      602         101        1         5           702

     The rate of new store openings during 1997 and the first nine months of 1998 was reduced because of uncertainty associated with the proposed merger with Staples, Inc. ("Staples"), which was terminated in July 1997. By the fourth quarter of 1998, however, the Company restaffed its real estate department and significantly increased the pace of store openings. The Company currently plans to open at least 105 stores in the United States and Canada during 1999.

  Business Services

     In the early 1990's, Office Depot expanded its delivery business and began offering contract stationer services. Through its contract stationer operations, the Company provides a wide variety of office products to medium and large business customers who have continuing relationships with the Company, often through contractual agreements. The customer relationship is typically managed by a dedicated sales organization.

     The Company's Business Services Group offers delivery and contract services to individuals, small and home office businesses, larger businesses, educational institutions and government agencies through catalogs, contract and public web sites and a dedicated sales force.

     The Company provides its contract and commercial customers access to a broad selection of stocked office products and office furniture, as well as special order items. In addition, the Company provides its contract customers with specialized services designed to aid them in achieving improved efficiencies and a significant reduction in their overall office products and office furniture costs. These services include electronic ordering, stockless office procurement, desktop delivery and comprehensive product usage reports.

     Office Depot currently operates customer service centers ("CSCs") in 18 states. CSCs, which range in size from 51,000 to 662,000 square feet, serve as warehouse and delivery facilities. Many also house sales offices, call centers and administrative offices. Most of the Company's delivery business is handled through these facilities. The Company believes that its CSCs, along with their surrounding satellite facilities, provide cost effective and efficient delivery services to its customers in the 48 contiguous states. In 1998, the Company merged with Viking Office Products, Inc. ("Viking"), a global direct marketing office products company, significantly increasing the customer base and marketing expertise of the Business Services Group.

     In 1998, prior to the merger with Viking, the Company completed the integration of its Office Depot CSCs into a national delivery network. This integration included replacing and significantly expanding a number of existing facilities with larger, more efficient CSCs and installing uniform order entry, warehouse management and routing systems. Customers place orders by phone, fax, electronic data interchange ("EDI") and e-commerce (Internet/intranet). Orders are routed to the appropriate CSC for delivery. If an item is not in stock, the order is automatically routed to a wholesaler. Wholesaler orders are generally delivered to the CSC the same day, enabling Office Depot to deliver complete orders to its customers the next day.

     With the addition of 10 facilities through its merger with Viking, the Company currently operates 30 CSCs. In formulating its strategy for integrating the two companies, the Company has announced plans to close several facilities by the end of 2000. See MERGERS AND ACQUISITIONS for further discussion of the merger.

     In January 1998, the Company introduced the Office Depot Internet site (www.officedepot.com), expanding its e-commerce capabilities beyond the existing contract web site. The Company's web site provides customers with the same assortment of products offered to its catalog customers with the convenience of electronic ordering. It also provides news articles that would be of interest to small office/home office businesses as well as pertinent information about Office Depot.

     The Company's strategies for growing its Business Services Group include continuing to build and expand upon its integrated national network to provide efficient and effective delivery services to customers. During 1998, the Company completed the consolidation of its five Office Depot CSCs in California into two larger facilities. The Company will begin integrating the Viking order entry, warehouse management and routing systems into its national network in 1999. Additionally, the Business Services Group plans to increase its penetration into new and existing markets by expanding the coverage of its contract sales force, which currently exceeds 900 account executives, and by increasing the frequency and variety of its direct mail catalogs.

  International

     The Viking brand launched its international expansion in 1990 with the opening of its United Kingdom operations. The first Office Depot store outside of the United States and Canada opened in Colombia in late 1993. Today, the Company's International Division has expanded its international retail and catalog business to include operations in 17 countries outside of the United States and Canada.

     The International Division operates retail office supply stores and provides catalog and delivery services to customers in Australia, Austria, Belgium, Colombia, France, Germany, Hungary, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, The Netherlands, Poland, Thailand and United Kingdom. In addition to delivery warehouses, certain of the Company's international CSCs house call centers and administrative offices. While most of the International Group's operations are wholly-owned, certain countries operate under license and joint venture agreements. Stores, call centers, and CSCs open as of December 26, 1998 were located in the following countries:

COUNTRY                                          STORES   CALL CENTERS   CUSTOMER SERVICE CENTERS
-------                                          ------   ------------   ------------------------
Australia(4)...................................    --           1                    2
Austria........................................    --           1                   --
Colombia(1)....................................     4          --                   --
France(3)(4)...................................    15           1                    2
Germany........................................    --          --                    2
Hungary(1).....................................     3          --                   --
Ireland(4).....................................    --           1                    1
Israel(2)......................................    15          --                    1
Italy..........................................    --           1                    1
Japan(2).......................................     3          --                    2
Mexico(2)......................................    34          --                    2
The Netherlands................................    --           1                    1
Poland(1)......................................    11          --                   --
Thailand(2)....................................     2          --                   --
United Kingdom(4)..............................    --           3                    3
                                                  ---         ---                  ---
          Total................................    87           9                   17
                                                  ===         ===                  ===

---------------

(1) Operated under license agreements.
(2) Operated under joint venture agreements.
(3) In November 1998, the Company purchased its joint venture partner's 50% ownership share in its French operations, making France a wholly-owned operation. See MERGERS AND ACQUISITIONS.
(4) The call centers are housed inside the customer service centers.

MERGERS AND ACQUISITIONS

     On August 26, 1998, the Company completed its merger with Viking. In conjunction with the merger, each outstanding share of Viking common stock was converted into one share of Office Depot common stock. The merger was accounted for as a pooling of interests. Accordingly, all financial data, statistical data, financial statements and discussions of financial and other information have been restated to include Viking's information as if the merger had taken place at the beginning of the periods reported.

     In September 1998, in formulating its strategy for integrating Office Depot and Viking, management announced plans to close several facilities by the end of 2000. The facilities to be closed are either redundant or handle business that can be more efficiently handled by other existing facilities. The Company recorded costs of $108.1 million during the year ended December 26, 1998 that were directly related to the Viking merger. These costs consisted of legal fees, investment banker fees, asset impairment associated with the closure of identified facilities, write-off of software applications to be abandoned, personnel costs and other facility exit and integration costs. For additional information regarding the restructuring, refer to Management's Discussion and Analysis incorporated by reference in Item 7 of this report.

     In November 1998, the Company increased its ownership position in its operations in France from 50% to 100% by purchasing for $27.7 million its joint venture partner's ownership share. As a result of the purchase, the Company recorded goodwill of $20.2 million.

RESTRUCTURING

     In addition to the Company's core office products retail and delivery businesses, the Company has also operated the following concepts:

     Images(TM) and Office Depot Express(TM) -- Retail stores located in South Florida that provide graphics design, printing, copying, shipping and fulfillment services as well as a limited assortment of office supplies.

     Furniture At Work(TM) -- Retail office furniture stores offering a broad line of office furniture, office accessories and design services.

     In November 1998, the Company decided to focus its attention on more rapidly expanding its core businesses, both domestically and internationally. In conjunction with this decision, the Company plans to close its five Furniture at Work(TM) and four Images(TM)/Office Depot Express(TM) stores. In 1998, the Company recorded restructuring costs of $11.0 million in conjunction with this restructuring. These costs consist primarily of estimated lease commitments subsequent to the closing of the stores and the write-off of certain fixed assets. For additional information regarding the restructuring, please refer to Management's Discussion and Analysis incorporated by reference in Item 7 of this report.

OFFICE PRODUCTS INDUSTRY

     The office products industry is comprised of three broad categories of merchandise: general office supplies, technology products and office furniture. Office products distributors include contract stationers (selling at significant discounts from list prices to their contract customers), mail order companies (selling through catalogs) and retailers (including office superstores such as those operated by Office Depot). More recently, Internet companies have emerged as a new force in the industry.

     Although the industry has changed in recent years, a significant portion of the market is still served by small dealers. These dealers purchase a significant portion of their merchandise from national or regional office supply distributors who, in turn, purchase merchandise from manufacturers. Dealers often employ a commissioned sales force that use the distributor's catalog, showing products at retail list prices, for selection and price negotiation with the customer. The Company believes that these dealers generally sell their products at prices higher than those offered by the Company.

     Over the past decade, high-volume office supply superstores have emerged throughout the United States. These stores offer a wide selection of products, strong customer service and low prices. High-volume office products retailers typically offer substantial price savings to individuals and small- to medium-sized businesses, which traditionally have had limited opportunities to buy at significant discounts from retail list prices. Recently, other retailers, including mass merchandisers and warehouse clubs, have begun offering a wide variety of similar products at low prices and have become increasingly competitive with office supply superstores. Direct mail and Internet-based companies are also gaining wide acceptance in the office products industry.

     Larger customers have been, and continue to be, served primarily by full service contract stationers offering contract bids at discounts equivalent to or greater than those offered by the Company's retail stores and catalogs. These stationers, including the Company's contract stationer business, traditionally serve larger businesses through a commissioned sales force, purchase in large quantities primarily from manufacturers, and offer competitive pricing and customized services to their customers.

COMPETITION

     Office Depot operates in a highly competitive environment. Historically, its markets were served by traditional office products dealers and contract stationers. The Company believes it competes favorably against dealers on the basis of price because these dealers typically purchase their products from distributors and generally sell their products at prices higher than those offered by Office Depot. The Company competes against other full service contract stationers on the basis of price, service and value-added technology. The Company also competes with other office supply superstores, wholesale clubs selling general merchandise, discount stores, mass merchandisers, conventional retail stores, catalog showrooms and direct mail companies. These companies, in varying degrees, compete with Office Depot on both price and selection. The Company's ability to buy in large quantities directly from manufacturers affords a competitive advantage against competitors who buy from distributors.

     Several high-volume office supply chains that are similar in concept to Office Depot in terms of store format, pricing strategy and product selection and availability also operate in the United States. The Company competes with these chains and other competitors described above in substantially all of its current markets. The Company anticipates that in the future it will face increased competition from these chains.

     The Company's Business Services Group principally competes against national and regional full service contract stationers, national and regional office furniture dealers, independent office product distributors, discount superstores and, to a lesser extent, direct mail order houses, stationery retail outlets and Internet-based merchandisers. Other office supply superstore chains also operate contract stationer businesses. The Company competes with these businesses in substantially all of its current markets. In the future, the Company may face increased competition from Internet-based merchandisers who dedicate a larger portion of their resources to e-commerce than does Office Depot.

MERCHANDISING AND PRODUCT STRATEGY

     Office Depot's merchandising strategy uses two brands, Office Depot and Viking, to offer a broad selection of brand-name office products which provide customers with the most compelling combination of quality, assortment, price and service. The Company offers a comprehensive selection of office products, including general office supplies, computers, software and computer supplies, business machines and related supplies, and office furniture. Each of the Company's office supply stores stocks approximately 7,000 SKUs, including variations in color and size; and the Company's CSCs stock approximately 18,000 SKUs, including the 7,000 SKUs stocked at the office supply stores. During the integration process, the Company will evaluate and reduce the number of SKUs to the most efficient level, while retaining a broad assortment of products for its customers.

     The table below shows sales of each major product group as a percentage of total merchandise sales for 1996, 1997 and 1998:

                                                              1996     1997     1998
                                                              -----    -----    -----
General office supplies(1)..................................  42.73%   42.65%   42.85%
Computers, business machines and related supplies(2)........  45.65%   45.69%   46.02%
Office furniture(3).........................................  11.62%   11.66%   11.13%
                                                              -----    -----    -----
                                                              100.0%   100.0%   100.0%
                                                              =====    =====    =====

---------------

(1) Includes paper, filing supplies, organizers, business cases, writing instruments, mailing supplies, desktop accessories, calendars, business forms, binders, tape, post-it notes, staplers, fasteners, art supplies, school supplies, engineering, food and janitorial supplies, and revenues from the print and copy center located in each store.
(2) Includes calculators, typewriters, projectors, telephones, cameras and film, cash registers, copiers, facsimile machines, tape recorders, computers, printers, computer diskettes, ribbons, cartridges, software and books.
(3) Includes chairs, desks, tables, partitions, bookcases, filing and storage cabinets, and furniture accessories such as chairmats, lamps and clocks.

     The Company buys substantially all of its merchandise directly from manufacturers and other primary source suppliers. Products are delivered by manufacturers either directly to the stores or CSCs or to the Company's ten cross-dock facilities. Office Depot's supply chain operations, including the cross-docks, employ a customized system that manages the inbound flow of merchandise with the goal of achieving optimal in-stock positions at the lowest possible cost. This system maintains optimal in-stock positions by allowing for a shorter delivery cycle to the stores and CSCs, while still meeting the minimum ordering requirements of the vendors. The use of cross-docks also reduces the Company's freight costs by centralizing the receiving function.

     While the Business Services Group is party to several multi-year contracts with certain of its contract customers and anticipates increasing this business in the future, the Company has no material long-term contracts or commitments with any vendor or customer, the loss of which would have a material adverse effect on the Company. The Company has not experienced any difficulty in obtaining desired quantities of merchandise for sale and does not foresee any significant difficulties in the future.

     Buyers at the Company's corporate headquarters are responsible for selecting and purchasing merchandise. For merchandise offered to retail, direct mail and Internet customers, corporate buyers also determine pricing. The pricing of merchandise sold to contract customers is determined by the contract sales force in the Business Services Group. Replenishment buyers, or rebuyers, located both centrally and in the field, monitor inventory levels and initiate product reorders with the assistance of the Company's customized replenishment system. This system allows buyers to devote more time to selecting products, developing new product lines, analyzing competitive developments and negotiating with vendors to obtain more favorable prices and product availability.

     The Company currently transmits purchase orders by EDI and receives Advance Shipment Notices and invoices electronically from vendors that account for a significant portion of its purchases. This method of electronic ordering expedites orders and promotes accuracy and efficiency. The Company plans to expand this program to the remainder of its vendors.

CATALOG PRODUCTION

     The Company uses its catalogs and Internet sites to market directly to both existing and prospective customers. Separate catalog assortments promote both the Office Depot and Viking brands. Each catalog is printed in full color with pictures and narrative descriptions that emphasize key product benefits and features. The Company has developed a consistent and distinctive style for its catalogs, most of which are produced in-house by its designers, writers and production artists, using a computer-based catalog creation system.

     The Company's Viking brand catalog mailings include monthly sale catalogs which are mailed to all active customers and contain the items most popular with Viking customers. A complete "Buyers' Guide" containing all of the products offered at regular discount prices is delivered to catalog customers every six months. The Buyers' Guides for international customers are somewhat smaller than those circulated domestically and vary between countries. Prospecting catalogs with special offers designed to acquire new customers are mailed frequently.

     Both Office Depot and Viking offer several different specialty catalogs, including catalogs dedicated to office furniture, computer supplies, custom printed business forms and stationery, pager products, shipping and warehouse supplies (including cleaning and janitorial products) and presentation supplies (including transparencies and overhead slides). Other specialty catalogs are being considered and may be introduced in the future. The Company mailed approximately 242 million, 225 million and 184 million copies of over 100 different Office Depot and Viking brand catalogs during 1998, 1997 and 1996, respectively.

MARKETING AND SALES

     The Company is able to maintain its competitive pricing policy primarily as a result of the significant cost efficiencies achieved through its operating format and purchasing power.

     Marketing. The Company's marketing programs are designed to attract new customers and to induce existing customers to make additional purchases. The Company advertises in the major local newspapers in each of its markets. These advertisements are supplemented with local and national radio and television advertising and direct marketing efforts. The Company continuously acquires new customers by selectively mailing specially designed catalogs to prospective customers. The Company sometimes obtains the names of prospective customers in new and existing markets through the use of selected mailing lists from outside marketing information services and other sources. The Company uses a database marketing system for its Viking catalogs and other promotional mailings. The Company plans to use this same technology to increase the effectiveness of its Office Depot brand catalogs in the future. Catalogs are also distributed through the Company's contract sales force and are available in each of the Company's stores.

     The Company has a low price guarantee policy for its Office Depot brand. Under this policy, the Company will match any comparable competitor's lower price. In addition, the guarantee gives the customer a credit of 55% of the difference, up to $55. This program assures customers of always receiving low prices from the Company even during periodic sales promotions by competitors. Monthly competitive pricing analyses are performed to monitor each market, and prices are adjusted as necessary to adhere to this pricing philosophy and ensure competitive positioning.

     Sales. In addition to the sales associates at each of its stores and the customer service representatives at its call centers, the Company has a dedicated sales force serving its contract customers in the Business Services Group. The Company's dedicated sales force operates out of its 68 regional sales offices. All members of the Company's sales force are employees of the Company.

     In early 1998, the Company introduced an Internet site enabling customers to order directly from the Company. The Company's customers nationwide can place orders over the Internet or by telephone or fax using toll-free telephone numbers that route the calls through the Company's call centers located in South Florida, Atlanta, Texas, Ohio, Connecticut, Kansas, and California. Orders received by the call centers or via the Internet are transmitted electronically to the store or CSC nearest the customer for pick-up or delivery at a nominal delivery fee (free with a minimum order size). Orders are packaged, invoiced and shipped for next-day delivery or same-day delivery as is the case for Viking orders in selected markets.

     The Company, through its Business Services Group, provides its contract customers with a wide range of services designed to improve efficiencies and reduce costs, including electronic ordering, stockless office procurement, business forms management services and comprehensive product usage reports. The Business Services Group provides certain of its customers with desktop delivery, wherein merchandise is delivered to individual departments within a customer's facilities, rather than being delivered to one central receiving point. The Company also provides electronic ordering to its contract customers through customized intranet sites developed in tandem with these customers. Customer orders placed through an intranet site are sent to the Company over the Internet.

     Terms. The Company offers its contract and qualified commercial customers credit through open accounts, although the payment options available to retail customers are also available to all contract and commercial customers. The Company also offers revolving credit terms to Office Depot brand customers through the use of private label credit cards. These credit cards are issued without charge to credit-qualified customers. Sales transactions using the private label credit cards are transmitted electronically to financial services companies, which credit Office Depot's bank account with the net proceeds within two days. The Company offers its contract customers a store purchasing card which allows these customers to purchase office supplies at one of the Company's office supply stores under the terms of their contracts. No single customer accounts for more than one percent of the Company's sales.

MANAGEMENT INFORMATION SYSTEMS

     Inventory is received and stocked in each facility using an automated inventory tracking system. Prior to the merger with Viking, Office Depot completed the conversion of its warehouse and order entry systems to a new common platform. The Company has begun the integration of Viking's delivery and warehouse systems with Office Depot's. See MERGERS AND ACQUISITIONS. Customer orders placed via telephone, fax or electronically are filled by the appropriate CSC or office supply store, usually for next-day delivery. The appropriate delivery location is determined by the Company's automated routing systems, and the order is filled using both in-stock and wholesaler-supplied inventory.

     The Company uses IBM ES9000 mainframes, IBM System AS/400 computers and client/server technologies that primarily run on Microsoft Windows in operating its business. The Company's information systems include advanced software packages that have been customized for the Company's specific business operations. By integrating these technologies, the Company is able to efficiently manage inventories, order processing, replenishment and marketing efforts.

     Inventory data is entered into the Company's information system upon its receipt, and sales data is entered through the use of either the Company's point-of-sale or its telemarketing order entry system. The point-of-sale system permits the entry of sales data through the use of bar code laser scanning. The system also has a price "look-up" capability that permits immediate price verification and efficient movement of customers through the check-out process. Information is centrally processed at the end of each day, permitting a perpetual daily inventory and the calculation of average unit cost by SKU for each store and CSC. Daily compilation of sales and gross margin data allows the Company to monitor profitability and inventory by item and product line, as well as the success of sales promotions. For all SKUs, management has immediate access to on-hand daily unit inventory, units on order, current and past rates of sale and other information pertinent to the management of its inventory.

     All of the Company's computer operations are managed internally in state-of-the-art facilities that use automated systems management tools, a help desk which is manned 24 hours per day/7 days per week, and off-site disaster recovery facilities. The Company's fully redundant network is managed internally using advanced technologies throughout the system. These operations result in industry leading system availability and reliability.

     The Company's public Internet site -- www.officedepot.com -- is a state-of-the-art electronic commerce site that has won a number of Internet honors. The Company's business-to-business e-commerce site has sophisticated work-flow components that help customers electronically manage their ordering process for office supplies, with thousands of customer orders processed on a daily basis. Internet-enabled applications allow our suppliers to directly interact with our systems, improving order flow and supply chain management. The Company's corporate personnel make use of an internally developed and managed intranet to greatly increase productivity and customer responsiveness and to reduce internal costs.

EMPLOYEES, STORE MANAGEMENT AND TRAINING

     As of March 12, 1999, the Company employed approximately 44,000 persons. Additional employees will be added as needed to support the Company's expansion program. The Company is committed to the development and promotion of its employees. However, the Company's rapid growth will require continued management recruitment from outside the Company.

     The Company hires and trains new employees well in advance of new store and CSC openings. In general, store managers have extensive experience in retailing, particularly with warehouse store chains or discount stores that generate high sales volumes. Each of the Company's new retail store managers usually spends two to four months in an apprenticeship position at an existing Office Depot store prior to being assigned to a new store. Typically, the Company's CSC managers have extensive experience in distribution operations.

     The Company's retail sales associates view product knowledge videos and complete written training programs relating to certain products before being allowed to assist customers. The Company creates some of these videos and training programs internally. New product information is transmitted to associates via satellite broadcasts on a routine basis. The satellite broadcasts are also used for associate training.

     The Company grants stock options and offers bonus programs to certain of its employees as an incentive to attract and retain such employees.

     The Company has never experienced a strike or any other work stoppage among its domestic employees, and management believes that its relations with all of its employees are good. There are no collective bargaining agreements covering any of the Company's employees. However, certain of its international employees are covered by various labor arrangements as dictated by government regulation or local custom.

ITEM 2.  PROPERTIES.

     As of March 12, 1999, Office Depot operates 675 office product stores in 41 states and the District of Columbia (including 666 office supply stores, four Images(TM)/Office Depot Express(TM) stores, and five Furniture At Work(TM) stores), 40 office supply stores in five Canadian provinces and 92 office supply stores (including those operated under licensing and joint venture agreements) in 8 countries outside of the United States and Canada. The Company also operates 30 CSCs in 18 U.S. states and 17 CSCs in 10 foreign countries. The following table sets forth the locations of these facilities.

                              STORES                                                CSCS
-------------------------------------------------------------------   --------------------------------
LOCATION                      #    LOCATION                      #    LOCATION                      #
--------                     ---   --------                     ---   --------                     ---
UNITED STATES:                     North Dakota                   1   UNITED STATES:
Alabama                       14   Ohio                          25   Arizona                        1
Arizona                        8   Oklahoma                       7   California                     4
Arkansas                       7   Oregon                        14   Colorado                       2
California                   109   Pennsylvania                   7   Connecticut                    1
Colorado                      19   South Carolina                11   Florida                        3
District of Columbia           2   Tennessee                     13   Georgia                        1
Florida                       78   Texas                         80   Illinois                       1
Georgia                       31   Utah                           4   Louisiana                      1
Hawaii                         3   Virginia                      15   Maryland                       2
Idaho                          1   Washington                    22   Massachusetts                  1
Illinois                      30   West Virginia                  3   Michigan                       1
Indiana                       12   Wisconsin                     11   Minnesota                      2
Iowa                           5   Wyoming                        1   New Jersey                     1
Kansas                         7   CANADA:                            North Carolina                 1
Kentucky                       7   Alberta                        8   Ohio                           2
Louisiana                     21   British Columbia               8   Texas                          3
Maryland                      11   Manitoba                       4   Utah                           1
Michigan                      20   Ontario                       18   Washington                     2
Minnesota                      8   Saskatchewan                   2   AUSTRALIA                      2
Mississippi                    5   COLOMBIA                       4   FRANCE                         2
Missouri                      13   FRANCE                        17   ISRAEL                         1
Montana                        1   HUNGARY                        3   GERMANY                        2
Nebraska                       3   ISRAEL                        17   IRELAND                        1
Nevada                         8   JAPAN                          3   ITALY                          1
New Jersey                     4   MEXICO                        35   JAPAN                          2
New Mexico                     4   POLAND                        11   MEXICO                         2
New York                       9   THAILAND                       2   THE NETHERLANDS                1
North Carolina                21                                      UNITED KINGDOM                 3

     Most of the Company's facilities are leased or subleased, with lease terms (excluding renewal options) expiring between 1999 and 2020, except for 60 facilities, excluding corporate facilities, that are owned by Office Depot. The owned facilities are located in 17 states, primarily Florida and Texas, three Canadian provinces, the United Kingdom, Australia, Thailand, Mexico and France. The Company operates its office supply stores under the names Office Depot, The Office Place (in Ontario, Canada) and Office Depot Express (internationally). The Business Services Group operates under the names Office Depot, Viking Office Products and a number of variations of those names.

     The Company's corporate offices in Delray Beach, Florida consist of approximately 575,000 square feet in three adjacent buildings, two of which are owned and one leased. The corporate office building in Torrance, California, which the Company owns, consists of approximately 180,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is involved in litigation arising in the normal course of its business. The Company believes that these matters will not materially affect its financial position or the results of its operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     Office Depot's common stock is listed on the New York Stock Exchange (NYSE) under the symbol ODP. As of March 5, 1999, there were 3,484 holders of record of common stock. The last reported sale price of the common stock on the NYSE on March 5, 1999 was $34.6875.

     The following table sets forth, for the periods indicated, the high and low sale prices of the common stock quoted on the NYSE Composite Tape. These prices do not include retail mark-ups, mark-downs or commissions.

1997                                                           HIGH       LOW
----                                                          -------   -------
First Quarter...............................................  $23.250   $16.375
Second Quarter..............................................   21.250    12.000
Third Quarter...............................................   21.563    14.500
Fourth Quarter..............................................   23.688    18.750

1998                                                           HIGH       LOW
----                                                          -------   -------
First Quarter...............................................  $30.063   $21.750
Second Quarter..............................................   34.750    28.063
Third Quarter...............................................   37.250    20.000
Fourth Quarter..............................................   36.625    15.875

     The Company has never declared or paid cash dividends on its common stock and does not currently intend to pay cash dividends in the foreseeable future. Earnings and other cash resources of the Company will be used to continue the expansion of the Company's business.

     On February 24, 1999, the Company's Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend payable on April 1, 1999 to stockholders of record on March 11, 1999. In conjunction with the stock split, approximately 125 million additional shares will be issued on April 1, 1999.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information required by this Item is set forth in Exhibit 13 under the heading "Financial Highlights" as of and for the fiscal years ended December 26, 1998, December 27, 1997, December 28, 1996, December 30, 1995 and December 31, 1994. This information is set forth in our Annual Report to Stockholders for the fiscal year ended December 26, 1998 (on page 1) and is incorporated herein by this reference and made a part hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HABOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The information required by this item is set forth in Exhibit 13 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." This information is set forth in the Company's Annual Report to Stockholders for the fiscal year ended December 26, 1998 (on pages 33-44) and is incorporated herein by reference and made a part hereof. The following Cautionary Statements are in addition to those contained in the Company's Annual Report.

     In December 1995, the Private Securities Litigation Reform Act of 1995 (the "Act") was enacted by the United States Congress. The Act contains certain amendments to the Securities Act of 1933 and the Securities Exchange Act of 1934. These amendments provide protection from liability in private lawsuits for "forward-looking" statements made by public companies and other persons specified in the Act. The Company desires to take advantage of the "safe harbor" provisions of the Act. In order to do so, these cautionary statements are provided.

     This Annual Report on Form 10-K contains both information which is historical in nature and other information which looks towards the future performance of the Company. Examples of historical information include the 1998 financial statements and the commentary on past performance contained in Management's Discussion and Analysis ("MD&A"), which are incorporated herein by reference to the respective information in the Company's Annual Report to Stockholders for the fiscal year ended December 26, 1998. The Company cautions readers that, with the exception of information which clearly deals with historical matters, the information contained in this Annual Report on Form 10-K should be considered to be "forward-looking statements" as referred to in the Act. Without limiting the generality of the preceding sentence, any time the words "estimate," "project," "intend," "expect" and similar expressions are used, these are intended to clearly express that the information deals with possible future events and is forward-looking in nature.

     Forward-looking information involves risks and uncertainties, including certain matters which are discussed in more detail below. This information is based on various factors and important assumptions about future events that may or may not actually come true. As a result, the Company's operations in the future and its financial results could differ materially and substantially from those discussed in the forward-looking statements in this Annual Report on Form 10-K. In particular, the factors discussed below could affect the Company's actual results and could cause the Company's actual results during 1999 and in future years beyond 1999 to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company in this Annual Report on Form 10-K.

     COMPETITION: The Company competes with a variety of retailers, dealers and distributors in a highly competitive marketplace. High-volume office supply chains, mass merchandisers, warehouse clubs, computer stores and contract stationers that compete directly with the Company operate in most of its geographic markets. Well-established mass merchant retailers have the financial and distribution ability to compete very effectively with the Company should they choose to enter the office superstore retail category, Internet office supply or contract stationer business. This could have a material adverse effect on the Company's business and results of operations.

     INTERNET: More recently, Internet-based merchandisers have begun competing with the Company. This competition is expected to increase in the future as both the Company and these and other companies continue to expand their operations. Many startup operations focused exclusively on Internet sales may be able to effectively compete with the Company in the areas of price and selection. While most of them cannot offer the levels of service and stability of supply provided by the Company, they nevertheless may be formidable competitors, particularly for customers who are willing to look for the absolute lowest price without regard to other attributes of the business. Some of these competitors may be willing to substantially sacrifice their profitability in order to gain a foothold in the marketplace, and the stock market success of certain Internet retailers may enable such operations to raise capital in the public markets without regard to profitability for the near future. In addition, certain manufacturers of computer hardware, software and peripherals, including suppliers of the Company, have expanded their own direct marketing of products, particularly over the Internet. Even as the Company expands its own Internet sales, its ability to anticipate and adapt to the developing Internet sales market and to Internet competition will be key factors in its success. Additionally, the capabilities of the Company's network infrastructure (including its server, hardware and software) to efficiently handle the Company's rapidly expanding operations, including its Internet traffic, is of critical importance. Failure to execute in any of these key areas could have a material adverse effects on the Company's future sales growth, profitability and operating results.

     EXECUTION OF EXPANSION PLANS: The Company plans to open approximately 105 stores in 1999, and the Company considers its expansion program to be an integral part of its plan to achieve anticipated operating results in future years. However, there can be no assurance that the Company will be able to find favorable store locations, negotiate favorable leases, hire and train store and account managers, and integrate the new stores in a manner that will allow the Company to meet its expansion program. Conditions outside the Company's control, such as adverse weather conditions affecting construction schedules, unavailability of materials, labor disputes and similar issues also could impact anticipated store openings. The failure to expand by opening new stores as planned could have a material adverse effect on the Company's future sales growth, profitability and operating results.

     CANNIBALIZATION OF SALES IN EXISTING OFFICE DEPOT BUSINESS LOCATIONS: In addition, as the Company expands the number of its stores in existing markets, sales of existing stores may suffer. New stores typically require an extended period of time, generally exceeding a year, to reach the levels of sales and profitability of the Company's existing stores; and there can be no assurance that new stores will ever be as profitable as existing stores because of competition from other store chains and the tendency of existing stores to share sales as the Company opens new stores in its more mature markets. The Company's comparable sales results are affected by a number of factors, including the opening of additional Office Depot stores; the expansion of the Company's contract stationer business in new and existing markets; competition from other office supply chains, mass merchandisers, warehouse clubs, computer stores and other contract stationers as well as Internet-based businesses; and regional, national and international economic conditions. In addition, the Company's gross margin and profitability would be adversely affected if its competitors were to attempt to capture market share by reducing prices.

     COSTS OF REMODELING, UPDATING STORES: The remodeling of stores has contributed to increased store expenses, and these costs are expected to continue impacting store expenses throughout 1999 and beyond. While a necessary aspect of keeping existing stores up to date both from a technology and merchandising point of view, the expenses associated with such activities could result in a significant impact on the Company's operating results in the future. Furthermore, the Company's growth, through both store openings and acquisitions, will continue to require the expansion and upgrading of the Company's informational, operational and financial systems, as well as necessitate the hiring of new managers at the store and supervisory level.

     HISTORICAL FLUCTUATIONS IN PERFORMANCE: Fluctuations in the Company's quarterly operating results have occurred in the past and may occur in the future. A variety of factors such as new store openings with their concurrent pre-opening expenses; the extent to which new stores are less profitable than existing stores as they commence operations; the effect new stores have on the sales of existing stores in more mature markets; warehouse integration; the pricing activity of competitors in the Company's markets, including the Internet; changes in the Company's product mix; increases and decreases in advertising and promotional expenses; the effects of seasonality; acquisitions of competitors' contract stationers and stores; or other events could contribute to this quarter to quarter variability.

     VIKING MERGER; INTEGRATION; INTERNATIONAL ACTIVITY: On August 26, 1998, the Company merged with Viking Office Products, Inc. ("Viking"). Costs related to the integration of Viking's facilities into the Company's business will contribute to increased operating expenses in 1999 and possibly beyond. Moreover, integrating the operations and management of Office Depot and Viking is a complex process. There can be no assurance that this integration process will be completed as rapidly as management anticipates or, even if achieved as anticipated, that it will result in all of the anticipated synergies and other benefits expected to be realized. The integration of the two companies will require significant management attention, which may temporarily distract management from other matters. The inability of management to integrate successfully the operations of Office Depot and Viking could have a material adverse effect on the future revenues and sales growth, profitability, and operating results of the Company.

     The Company has operations in several international markets, including in particular those markets in which Viking has operated prior to the merger. The Company intends to enter other international markets as attractive opportunities arise. Such entry could be in the form of acquisitions of stock or assets or by the formation of joint venture or licensing agreements. In addition to the risks described above arising from the Company's domestic store, delivery, contract, and Internet operations, internationally, the Company also faces such additional risks as foreign currency fluctuations, unstable political and economic conditions, obtaining adequate and appropriate inventory and, because some of its foreign operations are not wholly-owned, compromised operating control in certain countries. Moreover, the Company does not have a large group of managers experienced in international operations and will have to recruit additional management resources to successfully compete in many foreign markets. All of these risks could have a material adverse effect on the Company's financial position and results of operations.

     CONTRACT AND COMMERCIAL SALES: The Company competes with a number of contract stationers who supply office products and services to large and small businesses both nationally and internationally. In order to achieve and maintain expected profitability levels, the Company must continue to grow this segment of the business. There can be no assurance the Company will be able to continue expanding its contract and commercial business while retaining its base of existing customers, and any failure to do so could have a material adverse effect on the Company's profitability and operating results.

     SOURCES AND USES OF CASH; FINANCING: The Company believes that its current cash and cash equivalents, future operating cash flows, lease financing arrangements and funds available under its revolving credit facility should be sufficient to fund its planned expansion, integration and other operating cash needs, for at least the next year. However, there can be no assurance that additional sources of financing will not be required during the next twelve months as a result of unanticipated cash demands, opportunities for expansion or acquisition, changes in growth strategy or adverse operating results. The Company could attempt to meet its financial needs through the capital markets in the form of either equity (for example, the issuance of more stock) or debt (for example, new borrowings) financing. Alternative financing will be considered if market conditions make it financially attractive. There can be no assurance that any additional funds required by the Company, whether within the next twelve months or thereafter, will be available to the Company on satisfactory terms, either in the equity or debt markets. The inability of the Company to access needed financial resources could have a material adverse effect on the Company's financial position and its results of operations.

     Y2K ISSUES: While the Company has worked diligently to bring its own systems into compliance with Year 2000 issues and has endeavored to ensure that its suppliers, vendors and major customers are also Y2K compliant (see pages 40-41 of Management's Discussion and Analysis), there can be no assurance that the Company and all of its suppliers, vendors and major customers will in fact become Year 2000 compliant. Any significant failure by the Company's suppliers, vendors or major customers, or indeed, any unanticipated failure by the Company to become fully Y2K compliant could have a material adverse effect on the Company's financial position and results of operations. In addition to the business risks inherent in the Y2K issues, there is also the possibility of litigation from customers and other parties claiming to have been damaged by failures of products and/or services provided to them by the Company. While the Company fully expects to rely on indemnifications from suppliers of various products, there is a possibility that certain claims might not be the subject of indemnification and that the results of such litigation could have a material adverse effect on the Company and its businesses.

     DISCLAIMER OF OBLIGATION TO UPDATE: The Company assumes no obligation (and specifically disclaims any obligation) to update these Cautionary Statements or any other forward-looking statements contained in this Annual Report on Form 10-K to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Interest Rate Risks

     The Company's short-term investment portfolio generates interest income which is affected by changes in interest rates. As of December 26, 1998, assuming the investment portfolio was held constant, management estimates that a ten percent change in short-term interest rates would result in an after-tax increase or decrease of approximately $2 million in investment income on an annual basis. The Company's zero coupon, convertible, subordinated notes offer stated yields to maturity which are not subject to interest rate risks. Borrowings under the Company's bank credit agreement would be subject to variable interest rates; however, there were no such borrowings at December 26, 1998.

  Foreign Exchange Rate Risks

     The Company conducts business in various countries outside of the United States, and does, from time to time, enter into forward or option contracts to minimize the exposure to foreign exchange rate risk related to specific transactions. During 1998, a maximum of $13.1 million in foreign exchange forward contracts was outstanding at any one time. As of December 26, 1998, there were no forward or option contracts outstanding.

     Foreign currency transaction exposure arises when an operating unit transacts business denominated in a currency that is not its own functional currency. The Company's transaction risks are attributable primarily to inventory purchases from third party vendors. The introduction of the euro has significantly reduced such risks, and transaction exposures on an overall basis are not significant.

     The Company also has foreign exchange translation exposures resulting from the translation of foreign currency-denominated earnings into U.S. dollars in the Company's consolidated financial statements. Management estimates that, as of December 26, 1998, a ten percent change in applicable foreign exchange rates would have raised or lowered the Company's after-tax earnings by approximately $3.5 million on an annual basis.

ITEM 8.  FINANCIAL STATEMENTS.

     The information required by this Item is set forth in Exhibit 13 under the headings "Consolidated Balance Sheets," "Consolidated Statements of Earnings," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" as of December 26, 1998 and December 27, 1997 and for the fiscal years ended December 26, 1998, December 27, 1997 and December 28, 1996. This information is set forth in our Annual Report to Stockholders for the fiscal year ended December 26, 1998 (on pages 46-63) and is incorporated herein by this reference and made a part hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to directors and executive officers of the Company is incorporated herein by reference to the information under the caption "Directors & Management" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the caption "Stock Ownership" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to certain relationships and related transactions is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

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

     (b) Reports on Form 8-K.

         The Company did not file any Reports on Form 8-K during the fourth quarter of fiscal 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of March, 1999.

                                          OFFICE DEPOT, INC.

                                          By:      /s/ DAVID I. FUENTE

                                            ------------------------------------
                                            David I. Fuente, Chairman and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 22, 1999.

                      SIGNATURE                                           CAPACITY
                      ---------                                           --------

                 /s/ DAVID I. FUENTE                   Chairman of the Board and Chief Executive
-----------------------------------------------------  Officer (Principal Executive Officer)
                   David I. Fuente

                  /s/ IRWIN HELFORD                    Vice Chairman and Director
-----------------------------------------------------
                    Irwin Helford

                 /s/ JOHN C. MACATEE                   Director, President and Chief Operating
-----------------------------------------------------  Officer
                   John C. Macatee

                 /s/ M. BRUCE NELSON                   Corporate Executive Officer and Director
-----------------------------------------------------
                   M. Bruce Nelson

               /s/ BARRY J. GOLDSTEIN                  Executive Vice President -- Finance, Chief
-----------------------------------------------------  Financial Officer and Treasurer
                 Barry J. Goldstein

                /s/ CHARLES E. BROWN                   Senior Vice President -- Finance and
-----------------------------------------------------  Controller (Principal Accounting Officer)
                  Charles E. Brown

                /s/ LEE A. AULT, III                   Director
-----------------------------------------------------
                  Lee A. Ault, III

                /s/ NEIL R. AUSTRIAN                   Director
-----------------------------------------------------
                  Neil R. Austrian

                /s/ CYNTHIA R. COHEN                   Director
-----------------------------------------------------
                  Cynthia R. Cohen

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

                /s/ JAMES L. HESKETT                   Director
-----------------------------------------------------
                  James L. Heskett

                /s/ MICHAEL J. MYERS                   Director
-----------------------------------------------------
                  Michael J. Myers

              /s/ FRANK P. SCRUGGS, JR.                Director
-----------------------------------------------------
                Frank P. Scruggs, Jr.

                /s/ PETER J. SOLOMON                   Director
-----------------------------------------------------
                  Peter J. Solomon

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report of Deloitte & Touche LLP on
  Consolidated Financial Statements.........................    *
Consolidated Balance Sheets.................................    *
Consolidated Statements of Earnings.........................    *
Consolidated Statements of Stockholders' Equity.............    *
Consolidated Statements of Cash Flows.......................    *
Notes to Consolidated Financial Statements..................    *
Independent Auditors' Report of Deloitte & Touche LLP on
  Financial Statement Schedule..............................  F-2

---------------

* Incorporated herein by reference to the respective information in the Company's Annual Report to Stockholders for the fiscal year ended December 26, 1998.

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Office Depot, Inc.:

     We have audited the consolidated financial statements of Office Depot, Inc. and Subsidiaries as of December 26, 1998 and December 27, 1997 and for each of the three years in the period ended December 26, 1998, and have issued our report thereon dated February 17, 1999 (February 24, 1999 as to the stock split described in Note A); such consolidated financial statements and reports are included in the Company's Annual Report to Stockholders for the fiscal year ended December 26, 1998 and are incorporated herein by reference. Our audits also included the financial statement schedule of Office Depot, Inc. and Subsidiaries listed in the Index to Financial Statement Schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Certified Public Accountants
Miami, Florida
February 17, 1999, (February 24, 1999 as to the stock split described in Note A)

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              -----
Schedule II -- Valuation and Qualifying Accounts and
  Reserves..................................................   II-1

     All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere herein.

                                                                     SCHEDULE II

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS(1)
                                 (IN THOUSANDS)

                 COLUMN A                    COLUMN B           COLUMN C             COLUMN D         COLUMN E
                 --------                   ----------   -----------------------   -------------   --------------
                                                                ADDITIONS
                                                         -----------------------
                                            BALANCE AT   CHARGED TO   CHARGED TO
                                            BEGINNING    COSTS AND      OTHER      DEDUCTIONS --   BALANCE AT END
               DESCRIPTION                  OF PERIOD     EXPENSES     ACCOUNTS     WRITE-OFFS       OF PERIOD
               -----------                  ----------   ----------   ----------   -------------   --------------
Allowance for Doubtful Accounts:
  1998....................................   $25,587      $23,702         --          $23,362         $25,927
  1997....................................    17,662       25,254         --           17,329          25,587
  1996....................................     8,694       19,763        600           11,395          17,662

---------------

(1) Amounts for 1997 and 1996 have been restated to reflect the merger with Viking Office Products, Inc. on a pooling of interests basis.

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                              EXHIBIT
  -------                             -------
   3.1      Restated Certificate of Incorporation, as amended to
            date(13)
   3.2      Bylaws(2)
   4.1      Form of certificate representing shares of Common Stock(3)
   4.2      Form of Indenture (including form of LYON) between the
            Company and The Bank of New York, as Trustee(4)
   4.3      Form of Indenture (including form of LYON) between the
            Company and Bankers Trust Company, as Trustee(5)
   4.4      Rights Agreement dated as of September 4, 1996 between
            Office Depot, Inc. and ChaseMellon Shareholder Services,
            L.L.C., as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Junior
            Participating Preferred Stock, Series A attached thereto as
            Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as
            Exhibit C(6)
  10.1      Stock Purchase Agreement, dated as of June 21, 1989, between the Company and Carrefour S.A. (3)
  10.2      Agreement and Plan of Reorganization, dated December 19,
            1990, among the Company, The Office Club, Inc. and OD Sub
            Corp. (3)
  10.3      Stock Purchase Agreement, dated as of April 24, 1991,
            between the Company, Carrefour S.A. and Carrefour Nederland
            B.V. (7)
  10.4      Revolving Credit and Line of Credit Agreement dated as of
            February 20, 1998 by and among the Company and SunTrust
            Bank, Central Florida, National Association, individually
            and as Administrative Agent; Bank of America National Trust
            and Savings Association, individually and as Syndication
            Agent; NationsBank, National Association, individually and as Documentation Agent; Royal Bank of Canada, individually and as Co-Agent; Citibank, N.A., individually and as
            Co-Agent; The First National Bank of Chicago, individually and as Co-Agent; The First National Bank of Chicago,
            individually and as Co-Agent; CoreStates Bank, N.A.; PNC
            Bank, National Association; Fifth Third Bank; and Hibernia
            National Bank. (Exhibits to the Revolving Credit and Line of
            Credit Agreement have been omitted, but a copy may be
            obtained free of charge upon request to the Company)(12)
  10.5      Office Depot, Inc. Long-Term Equity Incentive Plan*(8)
  10.6      Amended and Restated Agreement and Plan of Merger dated as of July 12, 1993 and amended and restated as of August 30,
            1993 by and among the Company, Eastman Office Products
            Corporation, EOPC Acquisition Corp. and certain investors(9)
  10.7      1997-2001 Office Depot, Inc. Designated Executive Incentive
            Plan*(12)
  10.8      Partnership Agreement, dated as of June 10, 1995, between
            the Company and Carrefour, a joint stock company
            incorporated under French law(10)
  10.9      Form of Employment Agreement, dated as of September 4, 1996, by and between Office Depot, Inc. and each of F. Terry Bean,
            Thomas Kroeger and William P. Seltzer(11)
  10.10     Form of Employment Agreement, dated as of September 4, 1996, by and between Office Depot, Inc. and each of David I.
            Fuente, John C. Macatee, Barry J. Goldstein and Richard M.
            Bennington(11)
  10.11     Form of Indemnification Agreement, dated as of September 4,
            1996, by and between Office Depot, Inc. and each of David I.
            Fuente, Cynthia R. Cohen, W. Scott Hedrick, James L.
            Heskett, Michael J. Myers, Peter J. Solomon, Barry J.
            Goldstein, F. Terry Bean, Richard M. Bennington, William P.
            Seltzer, John C. Macatee, Thomas Kroeger and R. John
            Schmidt, Jr.(11)

  EXHIBIT
  NUMBER                              EXHIBIT
  -------                             -------
  10.12     Form of Employment Agreement, dated as of October 21, 1997, by and between Office Depot, Inc. and each of Richard M.
            Bennington, Barry J. Goldstein, John C. Macatee and William
            P. Seltzer(12)
  13.1      Annual Report to Securityholders
  21.1      List of the Company's subsidiaries
  23.1      Consent of Deloitte & Touche LLP
  27.1      Financial Data Schedule

---------------

   + This information appears only in the manually signed original copies of this report.
   * Management contract or compensatory plan or arrangement.
 (1) Incorporated by reference to the respective exhibit to the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders.
 (2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 12, 1996.
 (3) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-39473.
 (4) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-54574.
 (5) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-70378.
 (6) Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on September 6, 1996.
 (7) Incorporated by reference to the respective exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1991.
 (8) Incorporated by reference to the respective exhibit to the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders.
 (9) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-51409.
(10) Incorporated by reference to the respective exhibit to the Company's Annual Report on Form 10-K for the year ended December 30, 1995.
(11) Incorporated by reference to the respective exhibit to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
(12) Incorporated by reference to the respective exhibit to the Company's Annual Report on Form 10-K for the year ended December 27, 1997.
(13) Incorporated by reference to the respective exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 26, 1998.

     Upon request, the Company will furnish a copy of any exhibit to this report upon the payment of reasonable copying and mailing expenses.