Form 10-Q
period 1999-03-27
OFFICE DEPOT INC
filed 1999-05-11
CIK 800240

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                            March 27, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

                        Commission file number 1-10948

                               OFFICE DEPOT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                      59-2663954
    -------------------------------                       -------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

 2200 Old Germantown Road; Delray Beach, Florida                   33445
 -----------------------------------------------                ----------
    (Address of principal executive offices)                    (Zip Code)

                                 (561) 438-4800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                     Yes    X                    No
                         -------                   ------
The registrant had 374,152,907 shares of common stock outstanding as of May 3, 1999.

                               OFFICE DEPOT, INC.

                    FORM 10-Q - QUARTER ENDED MARCH 27, 1999

                                     INDEX


                                                                                                          PAGE
                                                                                                          ----
                                           PART I. FINANCIAL INFORMATION

         ITEM 1.           Financial Statements

                           Consolidated Statements of Earnings for the
                           13 Weeks Ended March 27, 1999 and
                           March 28, 1998                                                                    3

                           Consolidated Balance Sheets as of
                           March 27, 1999 and December 26, 1998                                              4

                           Consolidated Statements of Stockholders'
                           Equity for the 13 Weeks Ended March 27, 1999
                           and the Year Ended December 26, 1998                                              5

                           Consolidated Statements of Cash Flows for the
                           13 Weeks Ended March 27, 1999 and
                           March 28, 1998                                                                    6

                           Notes to Consolidated Financial Statements                                   7 - 12

         ITEM 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                               12 - 24

         ITEM 3.           Quantitative and Qualitative Disclosures About
                           Market Risk                                                                      24

                                        PART II.  OTHER INFORMATION

         ITEM 1.          Legal Proceedings                                                                 24

         ITEM 2.          Changes in Securities and Use of Proceeds                                         24

         ITEM 3.          Defaults Upon Senior Securities                                                   25

         ITEM 4.          Submission of Matters to a vote of Security Holders                               25

         ITEM 5.          Other Information                                                                 25

         ITEM 6.          Exhibits and Reports on Form 8-K                                                  26

SIGNATURE                                                                                                   27

INDEX TO EXHIBITS                                                                                           28


                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                    13 WEEKS                          13 WEEKS
                                                                      ENDED                             ENDED
                                                                    MARCH 27,                         MARCH 28,
                                                                      1999                              1998
                                                                   ----------                         ----------
Sales                                                              $2,622,851                         $2,398,677
Cost of goods sold and occupancy costs                              1,894,003                          1,768,183
                                                                   ----------                         ----------

    Gross profit                                                      728,848                            630,494

Store and warehouse operating
   and selling expenses                                               471,669                            419,961
Pre-opening expenses                                                    6,463                              1,174
General and administrative expenses                                    89,723                             74,931
Merger and restructuring costs                                          2,761                                 --
                                                                   ----------                         ----------
     Operating profit                                                 158,232                            134,428

Other income (expense):
     Interest income, net                                               3,361                                 64
     Miscellaneous expense, net                                        (1,838)                            (6,043)
                                                                   ----------                         ----------

    Earnings before income taxes                                      159,755                            128,449
Income taxes                                                           59,179                             47,355
                                                                   ----------                         ----------
     Net earnings                                                 $   100,576                         $   81,094
                                                                  ===========                         ==========

Earnings per share:

       Basic                                                            $0.27                              $0.22
       Diluted                                                           0.25                               0.21












        The accompanying notes are an integral part of these statements.

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                            MARCH 27,               DECEMBER 26,
                                                                              1999                      1998
                                                                          -----------               ------------
                                                                          (UNAUDITED)

Assets

Current assets:
     Cash and cash equivalents                                             $  900,639                $  704,541
     Short-term investments                                                     9,347                    10,424
     Receivables, net of allowances                                           659,200                   721,446
     Merchandise inventories                                                1,234,407                 1,258,355
     Deferred income taxes                                                     57,706                    52,422
     Prepaid expenses                                                          43,026                    33,247
                                                                           ----------                ----------

          Total current assets                                              2,904,325                 2,780,435

Property and equipment, net                                                 1,010,913                   935,407
Goodwill, net of amortization                                                 225,417                   227,964
Other assets                                                                  134,810                   125,413
                                                                           ----------                ----------
                                                                           $4,275,465                $4,069,219
                                                                           ==========                ==========


Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                                      $1,066,013                $1,027,591
     Accrued expenses                                                         391,333                   430,666
     Income taxes payable                                                     116,139                    69,910
     Current maturities of long-term debt                                       4,830                     2,834
                                                                           ----------                ----------

          Total current liabilities                                         1,578,315                 1,531,001

Long-term debt, net of current maturities                                      45,259                    35,490
Deferred income taxes and other credits                                        50,386                    38,628
Zero coupon, convertible subordinated notes payable                           439,751                   435,221
                                                                           ----------                ----------
                                                                            2,113,711                 2,040,340
                                                                           ----------                ----------
Commitments and Contingencies

Stockholders'  equity:
     Common stock - authorized 800,000,000 shares of
        $.01 par value; issued 376,937,895 in 1999 and
        373,817,704 in 1998                                                     3,769                     3,738
     Additional paid-in capital                                               883,559                   838,122
     Accumulated other comprehensive income                                   (31,776)                  (18,078)
     Unamortized value of long-term incentive stock grant                      (2,345)                   (2,874)
     Retained earnings                                                      1,310,297                 1,209,721
     Less: 3,245,170 shares of treasury stock, at cost                         (1,750)                   (1,750)
                                                                           ----------                ----------
                                                                            2,161,754                 2,028,879
                                                                           ----------                ----------
                                                                           $4,275,465                $4,069,219
                                                                           ==========                ==========


        The accompanying notes are an integral part of these statements.

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                          UNAMORTIZED                                ACCUMULATED
                                     COMMON       COMMON     ADDITIONAL   VALUE OF LONG-                                OTHER
                                      STOCK       STOCK       PAID-IN     TERM INCENTIVE    RETAINED     TREASURY    COMPREHENSIVE
                                     SHARES       AMOUNT      CAPITAL       STOCK GRANT     EARNINGS      STOCK         INCOME
                                   -----------    ------     ----------   --------------   ----------    --------    -------------
BALANCE AT DECEMBER 27, 1997       367,663,995    $3,677      $761,685       $(3,210)      $  976,525    $(1,750)       $(19,289)
Comprehensive income:
  Net earnings for the year                                                                   233,196
  Foreign currency translation
    adjustment                                                                                                             1,211
  Comprehensive income

Exercise of stock options,
  including income tax
  benefits                           5,399,946        54        63,456
Issuance of stock under employee
  stock purchase plans                 467,394         4         7,896
Matching contributions under 401(k)
  and deferred compensation plans      203,055         2         3,882
Conversion of LYONs to common
  stock                                 83,314         1         1,203
Amortization of long-term
  incentive stock grant                     --        --                         336
                                   -----------    ------      --------       -------       ----------     -------       --------
BALANCE AT DECEMBER 26, 1998       373,817,704     3,738       838,122        (2,874)       1,209,721     (1,750)        (18,078)

(UNAUDITED):
Comprehensive income:
  Net earnings for the period                                                                 100,576
  Foreign currency translation
   adjustment                                                                                                            (13,698)
  Comprehensive income

Exercise of stock options, including
   income tax benefits               2,951,366        29        41,784
Issuance of stock under employee
   stock purchase plans                 71,783         1         1,515
Matching contributions under 401(k)
   and deferred compensation plans      79,548         1         1,881
Conversion of LYONs to common stock     17,494        --           257
Amortization of long-term incentive
   stock grant                              --        --                         529
                                   -----------    ------      --------       -------       ----------     -------       --------

BALANCE AT MARCH 27, 1999          376,937,895    $3,769      $883,559       $(2,345)      $1,310,297     $(1,750)      $(31,776)
                                   ===========    ======      ========       =======       ==========     =======       ========


Total Comprehensive Income for the periods:

     52 Weeks Ended December 26, 1998                                                                                   $234,407
     13 Weeks Ended March 27, 1999                                                                                        96,878





        The accompanying notes are an integral part of these statements.

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                 13 WEEKS ENDED          13 WEEKS ENDED
                                                                                     MARCH 27,               MARCH 28,
                                                                                       1999                    1998
                                                                                 --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                                                  $ 2,619,326             $ 2,355,637
    Cash paid to suppliers                                                         (2,396,983)             (2,119,681)
    Interest received                                                                   9,006                   4,126
    Interest paid                                                                      (1,554)                   (906)
    Income taxes paid                                                                  (5,144)                 (4,620)
                                                                                  -----------             -----------
       Net cash provided by operating activities                                      224,651                 234,556
                                                                                  -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities or sale of short-term
       investment securities and bonds                                                  2,407                   7,894
    Purchase of short-term investment securities and bonds                                 --                 (11,272)
    Proceeds from sale of property and equipment                                          118                  12,746
    Capital expenditures                                                              (61,562)                (34,258)
                                                                                  -----------             -----------
       Net cash used in investing activities                                          (59,037)                (24,890)
                                                                                  -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options and sales
       of stock under employee stock purchase plans                                    35,944                   8,622
    Payments on long- and short-term borrowings                                          (933)                   (631)
                                                                                  -----------             -----------
       Net cash provided by financing activities                                       35,011                   7,991
                                                                                  -----------             -----------

    EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                       (4,527)                    597
                                                                                  -----------             -----------
         Net increase in cash and cash equivalents                                    196,098                 218,254
             Cash and cash equivalents at beginning of period                         704,541                 239,877
                                                                                  -----------            ------------
             Cash and cash equivalents at end of period                            $  900,639              $  458,131
                                                                                   ==========              ==========
RECONCILIATION OF NET EARNINGS TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
      Net earnings                                                                 $  100,576               $  81,094
      Adjustments to reconcile net earnings to net cash
          provided by operating activities:
           Depreciation and amortization                                               38,457                  32,606
           Provision for losses on inventories and receivables                         20,573                  17,194
           Accreted interest on zero coupon, convertible
              subordinated notes                                                        4,787                   4,628
           Contributions of common stock to employee
              benefit and stock purchase plans                                          1,882                   1,283
           Loss on disposal of property and equipment                                   3,455                     289
         Changes in assets and liabilities:
             Decrease in receivables                                                   52,005                  42,355
             Decrease in merchandise inventories                                        7,158                  48,022
             Net increase in prepaid expenses, deferred income
                taxes and other assets                                                (11,840)                (16,161)
             Net increase in accounts payable, accrued
                expenses and deferred credits                                           7,598                  23,246
                                                                                  -----------             -----------
                Total adjustments                                                     124,075                 153,462
                                                                                  -----------             -----------
Net cash provided by operating activities                                         $   224,651             $   234,556
                                                                                  ===========             ===========


        The accompanying notes are an integral part of these statements.

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except share data)

NOTE A - BASIS OF PRESENTATION

In August 1998, Office Depot, Inc. merged with Viking Office Products, Inc. ("Viking"). The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements and other non-financial information of Office Depot have been restated and combined with the consolidated financial statements and other non-financial information of Viking to show you the results as if the merger had taken place at the beginning of the periods reported.

Office Depot, Inc. and Subsidiaries, inclusive of Viking, (collectively referred to as the "Company" or "Office Depot") is the world's largest supplier of office products and services. References to the Company throughout these Notes to Consolidated Financial Statements are made using the first person notations of "we" or "our." We serve our customers in 19 countries through our international chain of high-volume office supply stores; our contract sales network throughout the United States; and our catalog, mail order and delivery operations. We operate primarily under two brands - Office Depot(R) and Viking Office Products(R).

We operate on a 52 or 53 week fiscal year ending on the last Saturday of December. Our interim financial statements as of March 27, 1999 and for the 13 week periods ended March 27, 1999 (also referred to as "the first quarter of 1999") and March 28, 1998 (also referred to as "the first quarter of 1998") are unaudited. However, in our opinion, the interim statements reflect all adjustments (consisting only of normal recurring items) necessary to provide to you a fair presentation of our financial position, results of operations and cash flows for the periods presented. We have made certain reclassifications to our prior year statements to conform them to the presentation we used in the current year. These interim results are not necessarily indicative of the results you should expect for the full year. We recommend that you read our interim financial statements in conjunction with our audited financial statements for the year ended December 26, 1998.

With the addition of Viking, the Company or our licensees now have operations in Australia, Austria, Belgium, Canada, Colombia, France, Germany, Hungary, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, the Netherlands, Poland, Thailand, the United Kingdom and the United States.

Joint venture operations in which we own 50% or less are accounted for using the equity method. Joint venture operations in which we own more than 50% are accounted for on a consolidated basis. In November 1998, we purchased the remaining 50% of our joint venture operations in France. Accordingly, we have consolidated the financial position, results of operations and cash flows of our French operations since November 1998. Additionally, on March 29, 1999, we purchased the remaining 50% of our joint venture operations in Japan. Beginning in the second quarter of 1999, we will consolidate the financial position, results of operations and cash flows of our Japanese operations.

On February 24, 1999, our Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend distributed on April 1, 1999 to stockholders of record on March 11, 1999. We have restated all share and per share amounts retroactively to reflect this stock split. In conjunction with the stock split, we issued 124,471,670 additional shares on April 1, 1999.

NOTE B - MERGER TRANSACTIONS

As part of our merger with Viking, each outstanding share of Viking common stock was converted into one share of Office Depot common stock. We issued a total of 128,106,688 shares of Office Depot common stock pursuant to the merger.

As we integrate the two companies, we intend to close certain facilities. Furthermore, given our decision to focus on the continued growth of our core businesses and on expanding our international operations, we are in the process of closing our Furniture at Work(TM) and Images(TM) stores. We incurred merger and restructuring costs associated with these closings totaling $2,761,000 in the first quarter of 1999. These costs consisted principally of asset impairment write-offs, facility exit costs and personnel related costs. As we have previously disclosed, we incurred merger and restructuring costs in connection with these closings totaling $119,129,000 in the third and fourth quarters of 1998. As of March 27, 1999 and December 26, 1998, we have included approximately $83.4 million and $84.8 million, respectively, related to these costs in accrued expenses on our Consolidated Balance Sheets.

Excluding the after-tax impact of these merger and restructuring costs, our diluted earnings per share would have been $0.26 for the first quarter of 1999.

The following is a reconciliation of amounts that Office Depot reported for the first quarter of 1998, prior to merging with Viking, to amounts that we have restated to reflect the merger on a pooling of interests basis:

SALES
-----
Office Depot, as previously reported                      $1,981,096
Viking                                                       417,581
                                                          ----------
   Combined                                               $2,398,677
                                                          ==========
NET EARNINGS
------------
Office Depot, as previously reported                      $   55,823
Viking                                                        25,271
                                                          ----------
   Combined                                               $   81,094
                                                          ==========

We did not need to make any adjustments to the sales, net earnings or net assets of Office Depot or Viking to conform the two companies' accounting practices.

NOTE C - NET EARNINGS PER SHARE ("EPS")

Basic EPS is based on the weighted average number of shares outstanding during each period. Diluted EPS further assumes that our zero coupon, convertible subordinated notes, if dilutive, were converted as of the beginning of the period and that, under the treasury stock method, dilutive stock options were exercised. We have adjusted net earnings under this assumption for interest on the notes, if dilutive, net of the related income tax effect. All shares have been restated for the stock split we described in Note A. If the stock split had not been declared, basic shares would have been 248,536,000 and 243,352,000 and diluted shares would have been 272,848,000 and 266,372,000 for the 13 weeks ended March 27, 1999 and March 28, 1998, respectively.

The information you need to compute basic and diluted EPS is as follows:


                                                                    13 WEEKS            13 WEEKS
                                                                      ENDED               ENDED
                                                                     MARCH 27,          MARCH 28,
                                                                       1999               1998
                                                                     ---------          ---------
Basic:
   Weighted average number of
     common shares outstanding                                        372,805            365,029
                                                                     ========           ========

Diluted:
   Net earnings                                                      $100,576           $ 81,094
   Interest expense related to
     convertible notes, net of income taxes                             2,934              2,837
                                                                     --------           --------
     Adjusted net earnings                                           $103,510           $ 83,931
                                                                     ========           ========
   Weighted average number of
      common shares outstanding                                       372,805            365,029
   Shares issued upon assumed
      conversion of convertible notes                                  24,753             24,845
   Shares issued upon assumed
      exercise of stock options                                        11,714              9,684
                                                                     --------           --------
      Shares used in computing diluted
         EPS                                                          409,272            399,558
                                                                     ========           ========



NOTE D - NON-CASH INVESTING AND FINANCING TRANSACTIONS

Our Consolidated Statements of Cash Flows do not include the following non-cash investing and financing transactions:


                                                                         13 WEEKS ENDED            13 WEEKS ENDED
                                                                            MARCH 27,                 MARCH 28,
                                                                               1999                     1998
                                                                         -------------             --------------
Additional paid-in capital related
     to income tax benefits on stock options exercised                     $ 6,072                    $ 860
Assets acquired under capital leases                                        12,698                       --
Common stock issued upon conversion of debt                                    257                       43



NOTE E - NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires us to report every derivative instrument at its fair value on the balance sheet. This statement also requires us to recognize any change in the derivatives' fair value in our earnings for the current period unless the derivatives meet specific hedge accounting criteria.

SFAS No. 133 is effective for fiscal quarters of fiscal years that begin after June 15, 1999. We have not determined the impact that this statement will have on our financial position or the results of our operations when we adopt it.

NOTE F - SEGMENT INFORMATION

We operate through three reportable operating segments: Stores, Business Services and International. We identified these segments based on how our management evaluates our business. The following is a summary of significant accounts and balances by segment for the 13 weeks ended March 27, 1999 and March 28, 1998, respectively that reconciles to our consolidated financial statements for the comparable period.


                                             SALES                                 EARNINGS BEFORE INCOME TAXES
                                   --------------------------                      ----------------------------
                                       1999           1998                              1999             1998
                                   -----------     ----------                        ----------       ----------
  Stores                           $1,549,322      $1,412,538                        $142,413         $130,100
  Business Services                   747,153         711,527                          60,074           41,502
  International                       327,558         275,441                          47,950           33,342
                                   ----------      ----------                        --------         --------
    Total reportable segments       2,624,033       2,399,506                         250,437          204,944
 Eliminations and other                (1,182)           (829)                        (90,682)         (76,495)
                                   ----------      ----------                        --------         --------
    Total                          $2,622,851      $2,398,677                        $159,755         $128,449
                                   ==========      ==========                        ========         ========



                                    PROVISION FOR LOSSES ON
                                   INVENTORIES AND RECEIVABLES                     DEPRECIATION AND AMORTIZATION
                                   ---------------------------                     -----------------------------
                                      1999            1998                              1999           1998
                                    --------     ------------                         ---------       -------
  Stores                            $  9,528       $  7,194                           $17,473         $14,460
  Business Services                    8,293          6,969                             9,387           8,103
  International                        2,752          3,031                             3,937           3,689
                                    --------       --------                           -------         -------
    Total reportable segments         20,573         17,194                            30,797          26,252
  Other                                   --             --                             7,660           6,354
                                    --------       --------                           -------         -------
    Total                           $ 20,573       $ 17,194                           $38,457         $32,606
                                    ========       ========                           =======         =======




                                                                                               ASSETS
                                                                                  -------------------------------

                                       CAPITAL EXPENDITURES                         AS OF               AS OF
                                    ------------------------                       MARCH 27,         DECEMBER 26,
                                      1999            1998                           1999                1998
                                    ---------      ----------                    ----------          -----------
  Stores                            $22,949         $10,826                      $1,796,024          $1,811,118
  Business Services                   1,561           3,270                         950,080             851,673
  International                       5,013           3,627                         445,649             528,212
                                    -------         -------                      ----------          ----------
    Total reportable segments        29,523          17,723                       3,191,753           3,191,003
  Other                              32,039          16,535                       1,083,712             878,216
                                    -------         -------                      ----------          ----------
    Total                           $61,562         $34,258                      $4,275,465          $4,069,219
                                    =====-=         =======                      ==========          ==========



The following is a reconciliation of earnings before income taxes by reportable segment to earnings before income taxes in our consolidated financial statements.


                                                            13 WEEKS                  13 WEEKS
                                                              ENDED                     ENDED
                                                            MARCH 27,                 MARCH 28,
                                                              1999                      1998
                                                            ---------                 --------
Reportable segments                                          $250,437                  $204,944
General and administrative expenses                           (89,723)                  (74,931)
Unallocated portion of miscellaneous
    income (expense), net                                      (1,537)                   (1,536)
Interest income (expense), net                                  3,361                        64
Merger and restructuring costs                                 (2,761)                       --
Intersegment transactions                                         (22)                      (92)
                                                             --------                  --------
     Total.                                                  $159,755                  $128,449
                                                             ========                  ========


Total sales by operating segment include intersegment sales, which we generally record at the cost to the selling entity. We evaluate the performance of each of our segments based on their results of operations before income taxes, merger and restructuring costs, goodwill amortization, interest income (expense) and general and administrative expenses. The accounting policies we apply to each of our segments are the same as those applied to the consolidated Company. You will find a summary of our significant accounting policies in Note A to our audited 1998 consolidated financial statements. Assets that we have not allocated to segments consist primarily of corporate cash balances, tax related accounts, employee benefit plan balances and assets associated with corporate investing and financing activities.

We have operations in Australia, Austria, Belgium, Canada, Colombia, France, Germany, Hungary, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, the Netherlands, Poland, Thailand, the United Kingdom and the United States. We do not generate 10% or more of our total sales in any single country outside of the United States. Summarized geographic information relating to those operations is as follows:


                                               SALES                                            ASSETS
                                    --------------------------                     ----------------------------
                                    13 WEEKS        13 WEEKS
                                      ENDED           ENDED                             AS OF         AS OF
                                    MARCH 27,        MARCH 28,                        MARCH 27,    DECEMBER 26,
                                      1999            1998                              1999          1998
                                    ---------       ---------                      ----------      -----------
  United States                     $2,243,877     $2,070,264                      $3,753,645      $3,591,105
  International*                       378,974        328,413                         521,820         478,114
                                    ----------     ----------                      ----------      ----------
    Total                           $2,622,851     $2,398,677                      $4,275,465      $4,069,219
                                    ==========     ==========                      ==========      ==========



* As used above, International includes Canada. For purposes of identifying our reportable operating segments, we include our Canadian operations in our Stores segment.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Tabular amounts in thousands)

GENERAL

Office Depot, Inc. and Subsidiaries (collectively referred to as "Office Depot" or "we") is the largest supplier of office products and services in the world. We sell to consumers and businesses of all sizes through three business segments
- Stores, Business Services and International. Each of these segments is described in more detail below. We operate on a 52 or 53 week fiscal year ending on the last Saturday in December.

This Management's Discussion and Analysis ("MD&A") is intended to provide you with information to assist you in understanding and evaluating our financial results and condition. Included in this analysis are our cautionary statements regarding "forward-looking information." We recommend that you read this MD&A in conjunction with our Consolidated Financial Statements, the Notes thereto and our 1998 Annual Report on Form 10-K.

On February 24, 1999, our Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend distributed on April 1, 1999 to stockholders of record on March 11, 1999. We have restated all of our share and per share amounts retroactively to reflect this stock split.

In August 1998, Office Depot merged with Viking Office Products, Inc. ("Viking"). As part of the merger, each outstanding share of Viking common stock was converted into one share of Office Depot common stock. The merger was accounted for as a pooling of interests. Accordingly, we have restated and combined the prior period's consolidated financial statements and other non-financial information of Office Depot with the consolidated financial statements and other non-financial information of Viking to show you the results as if the merger had taken place at the beginning of the periods reported.

Our Stores Division opened 27 office supply stores and closed four stores in the first quarter of 1999, bringing our total number of retail office supply stores open at the end of the first quarter to 725. This compares with 602 stores open at the end of the first quarter of 1998. Our Business Services Group operated
30 customer service centers ("CSCs") at the end of the first quarter 1999, as compared to 33 for the comparable period in 1998. This reduction results from completing the consolidation of our five Office Depot CSCs in California into two larger, more efficient facilities by the end of 1998.

Our International Division operated 93 retail office supply stores, 17 of which were wholly owned, at the end of the first quarter of 1999. This compares to 46 stores, none of which were wholly owned, open at the end of the comparable period in 1998. In addition to these stores, which are located in eight countries, our International Division has mail order and delivery operations in ten countries outside of the United States and Canada.

As we integrate our Office Depot and Viking operations, we intend to close certain facilities, both domestically and internationally, over the next two years. We plan to expense the estimated costs of this integration, primarily asset impairment and facility exit costs, as incurred. These costs are included in merger and restructuring costs. See MERGER AND RESTRUCTURING COSTS.

RESULTS OF OPERATIONS

SALES



 FIRST QUARTER, 1999                          SALES        INCREASE
 -------------------                       -----------     --------
        Stores                             $1,549,322        10%
        Business Services                     747,153         5%
        International                         327,558        19%
        Inter-segment                          (1,182)        *
                                           ---------
          Total                            $2,622,851         9%

 FIRST QUARTER, 1998
 -------------------
        Stores                             $1,412,538        **
        Business Services                     711,527        **
        International                         275,441        **
        Inter-segment                            (829)        *
                                           ----------
          Total                            $2,398,677        **

-----------------------
*    Not meaningful.
**   Increase over 1997 first quarter is outside the scope of this.
     MD&A

Our Stores Division increased its sales primarily through the sales generated by the 123 stores we have added since March 28, 1998. Store sales in the 602 stores in the United States and Canada that have been open for more than one year, generally referred to as comparable store sales increased less than 1%. Our Business Services Group achieved increased sales primarily by expanding our contract sales force and by increasing circulation of direct mail catalogs. Additionally, the introduction of the Office Depot public Internet site (www.officedepot.com) in January 1998 contributed to the increased sales in our Business Services Group by offering our customers greater flexibility in their ordering choices. Sales from our public and business-to-business web sites increased to $50.4 million in the first quarter of 1999, as compared with $5.9 million in the first quarter of 1998.

The increase in sales in our International Division was primarily the result of continued penetration of the Viking(R) brand in Germany and other countries, and sales from our 17 Office Depot(R) brand stores in France. Because we held a 50% interest in our French operations and accounted for that investment under the equity method until November 1998, we did not include sales from the six French stores open during the first quarter of 1998 in our sales for that period. Our sales in the future may be impacted by competition, the opening of new Office Depot stores in markets where stores already exist, and political and economic conditions in the international markets in which we do business.

GROSS PROFIT

                                          GROSS PROFIT         GROSS PROFIT%
                                          ------------         -------------
FIRST QUARTER, 1999
-------------------
       Stores                               $355,646               23.0%
       Business Services                     236,492               31.7%
       International                         137,182               41.9%
       Inter-segment                           (472)
                                            --------               ----
         Total                              $728,848               27.8%

FIRST QUARTER, 1998
-------------------
       Stores                               $309,150               21.9%
       Business Services                     209,470               29.4%
       International                         112,086               40.7%
       Inter-segment                           (212)
                                            -------                ----
         Total                              $630,494               26.3%

As we have grown and our relationships with our key vendors have strengthened, we have lowered our net product costs, thereby improving our gross profit percentages. Furthermore, while we earn lower gross profit percentages on our computers, business machines and related supplies than on our other product groups, we continue to see a favorable shift in product mix within that group toward machine supplies and accessories which yield higher margins. This shift has contributed to higher overall gross profit margins. Furthermore, we have improved our margins on computers by reducing our brand assortment and inventory levels and by increasing our inventory turns. In our general office supplies group, we have benefited from lower purchase costs within the paper category.

In addition to the positive impact from stronger technology margins, gross profit percentage in our Stores Division has improved as a result of more proactive merchandising and pricing strategies used in all product categories. The improvement in gross profit percentage in our Business Services Group was driven largely by the use of a more disciplined pricing approach and lower net costs for our paper products. Paper and other general office supplies account for a much larger percentage total sales in our Business Services Group than in our Stores Division. Gross profit in our International Division has improved as our direct mail operations in various European countries have continued to mature.

Our overall gross profit percentage fluctuates as a result of numerous factors, including competitive pricing pressures, changes in product and customer mix, suppliers' pricing changes, as well as our ability to lower our net product costs through growth in total merchandise purchases. Additionally, our occupancy costs, which reduce gross profit, can vary as we add stores and CSCs in new markets.

STORE AND WAREHOUSE OPERATING AND SELLING EXPENSES


                                            STORE AND WAREHOUSE OPERATING
                                                 AND SELLING EXPENSES         % OF SALES
                                            -----------------------------     ----------
  FIRST QUARTER, 1999
  -------------------
         Stores                                     $   207,533                  13.4%
         Business Services                              176,418                  23.6%
         International                                   88,168                  27.0%
         Other                                             (450)
                                                    -----------
           Total                                       $471,669                  18.0%

  FIRST QUARTER, 1998
  -------------------
         Stores                                     $   178,871                  12.7%
         Business Services                              166,973                  23.5%
         International                                   74,237                  27.0%
         Other                                             (120)
                                                    -----------
           Total                                    $   419,961                  17.5%



The largest components of operating and selling expenses in our Stores Division are personnel expenses, advertising and credit card processing fees. Our Stores Division has increased its store base by 123 stores since the first quarter of 1998. This has lowered the average age of our store base. Because newer stores usually generate lower average sales than mature ones, operating and selling expenses as a percentage of sales in the Stores Division have increased. This increase was driven largely by payroll and other expenses which have a relatively large fixed cost component. In addition, we believe that opening new stores in existing markets has cannibalized the sales of other Office Depot stores in those markets (i.e., had the effect of reducing sales at existing stores), causing expenses to increase relative to sales. The overall increase in operating expenses compared to the prior year was offset somewhat by a reduction in our remodeling costs. We remodeled 51 stores during the first quarter of 1998, compared to only 24 during the comparable period in 1999.

Operating and selling expenses as a percentage of sales are significantly higher in our Business Services Group than in our Stores Division, principally because of the need for a more experienced and more highly compensated sales force. These expenses, the largest components of which are personnel and delivery costs, have not materially changed as a percentage of sales from the first quarter of 1998 to the comparable period in 1999.

We believe that operating synergies arising from the Viking merger will begin to positively impact our Business Services Group's operating and selling expenses during the remainder of 1999. During the second quarter of 1999, we will begin integrating our Office Depot and Viking warehouses. We expect to begin combining facilities early in the third quarter of this year and to have fully integrated all facilities by the end of 2000. See additional discussion of the planned integration in MERGER AND RESTRUCTURING COSTS.

Similar to our Business Services Group, personnel and delivery expenses are significant elements of our International Division's operating and selling expenses. Furthermore, because direct mail presently constitutes our largest international sales channel, advertising, including the cost of catalog production and mailing, represents a significant expense. Our international operating expenses as a percentage of sales are larger than the expenses in our other reporting segments because several of our local country operations are in their start-up phase. As we grow our business and establish brand recognition in a particular market, we expect to leverage certain fixed operating expenses, and our cost to attract new customers should decline as a percentage of sales. We believe, however, that these improvements will be offset by the incremental costs incurred to develop other new markets, including Japan.

Operating and selling expenses in our International Division have not changed as a percentage of sales from the first quarter of 1998 to the comparable period in 1999. Overall improvements during the quarter were largely offset by the financial impact of labor conflicts in France. The labor issues were resolved before the end of the first quarter of 1999.

PRE-OPENING EXPENSES

                                     FIRST QUARTER, 1999    FIRST QUARTER, 1998
                                     -------------------    -------------------
Pre-opening expenses                       $6,463                 $1,174

Office supply stores opened*                   29                      1

----------------------------
 * Includes relocations and wholly owned international locations.

Our pre-opening expenses consist principally of personnel, property and advertising expenses that we incur in opening new stores. Because we expense these items as incurred, the amount of pre-opening expenses we incur in each period is generally proportional to the number of new stores we open during the period. In addition to costs to open one store, our pre-opening expenses in the first quarter of 1998 included costs associated with expanding one CSC and opening one new CSC to replace three existing facilities.

Pre-opening expenses generally approximate $125,000 per standard office supply store. We typically incur these expenses during a six-week period prior to the store opening. During the first quarter of 1999, these costs increased significantly on a per-store basis because of our acquisition of a group of stores, which generated higher occupancy costs attributable to a longer pre-opening period. Our pre-opening expenses also include, to a lesser extent, expenses incurred to open and relocate facilities in our Business Services Group and our International Division. We incur expenses of approximately $500,000 in the pre-opening phase of a new standard-sized CSC. Pre-opening expenses for a new, larger-sized CSC approximate $1,750,000. However, these expenses may vary with the size, type and location of future CSCs.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

                                      FIRST QUARTER, 1999   FIRST QUARTER, 1998
                                      -------------------   -------------------
General and administrative expenses         $89,723               $74,931

Percentage of sales                             3.4%                  3.1%

Our general and administrative expenses consist primarily of personnel-related costs associated with support functions. Because these functions, for the most part, support all segments of our business, we do not consider these costs in determining our segment profitability. Throughout 1998, we strengthened our corporate management infrastructure, including adding several key executives. This initiative was the most significant contributor to the increase in our general and administrative expenses from the first quarter of 1998 to the first quarter of 1999. In our merchandising and supply chain operations, this increased managerial expertise helped us to reduce our inventory levels, despite adding 123 new stores during the intervening period. Costs associated with our Year 2000 compliance efforts and e-commerce initiatives have also contributed to higher general and administrative expenses in 1999.

While certain other general and administrative expenses have not increased as a percentage of sales, we cannot assure you that we will be able to continue to increase our sales without a proportionate increase in corporate expenditures. However, we expect synergies arising from the Viking merger to positively impact our general and administrative expenses in the future.

MERGER AND RESTRUCTURING COSTS
------------------------------

In August 1998, we completed our merger with Viking. In September 1998, in formulating our strategy for integrating the two companies, we announced plans to close several facilities by the end of 2000. The facilities that we plan to close either are redundant or are less efficient than other existing facilities. Additionally, in November 1998, we decided to focus our attention on continuing to grow our core business and on expanding our international operations. In conjunction with this decision, we plan to close our Furniture at Work(TM) and Images(TM) stores by the end of 1999. Beginning in the third quarter of 1998, we have accrued the estimated costs associated with these plans. The merger and restructuring costs of $2,761,000 recorded in the first quarter of 1999 consist mostly of revised estimates for facility closure costs and additional personnel-related costs incurred.

On March 29, 1999, we increased our ownership share in our Japanese operations from 50% to 100%. In connection with this purchase, we plan to restructure our existing operations in Japan. While we have not yet determined the amount of merger and restructuring costs related to this restructuring effort, we expect to charge between $15 and $20 million to our operations in the second quarter of 1999. Because we now own 100% of our Japanese operations, we will consolidate the financial position, results of operations and cash flows of these operations, beginning in the second quarter of 1999.

OTHER INCOME AND EXPENSES
-------------------------

We do not consider interest income and expense arising from our financing activities at the corporate level in determining segment profitability. The increase in interest income results from our larger cash balances, which in turn are attributable to our increased operating cash flows over the past year.
These higher cash flows have resulted in growing cash balances. The majority of our interest expense is fixed in nature and relates to our convertible, subordinated debt.

Miscellaneous expense consists of equity in the earnings (losses) of our investees and amortization of goodwill. Equity in earnings (losses) of our investees represents our share of the earnings (losses) of the joint ventures in which we have an ownership interest of 50% or less, as well as royalty and franchise income that we generate under license agreements. Because all of our equity investees operate outside of the United States and Canada, equity in earnings (losses) of our investees is included in determining the profitability of our International Division. The decrease in miscellaneous expense is primarily attributable to non-recurring adjustments we made to earlier estimates of the start-up losses in Japan. Also, we have consolidated our French operations since November 1998. Prior to that, start-up losses incurred in connection with this venture were accounted for under the equity method.

INCOME TAXES

                                    FIRST QUARTER, 1999      FIRST QUARTER, 1998
                                    -------------------      -------------------
 Income taxes                             $59,179                  $47,355
 Effective income tax rate*                  37.0%                    36.9%

-----------------------
* Income taxes as a percentage of earnings before income taxes.

Our effective income tax rate generally fluctuates as a result of relative profitability of our operations in individual countries and the varying tax rates to which they are subject, offset somewhat by various tax planning strategies we use domestically and internationally.

CASH FLOWS AND CAPITAL RESOURCES

Cash provided by (used in) our operating, investing and financing activities has been as follows:

                              FIRST QUARTER,     FIRST QUARTER,
                                   1999              1998
                              --------------     --------------

Operating activities            $224,651           $234,556
Investing activities            $(59,037)          $(24,890)
Financing activities            $ 35,011           $  7,991

OPERATING
---------

We have historically relied principally on cash flow generated from our operations as our primary source of funds because the majority of our store sales are on a cash and carry basis. Furthermore, we use private label credit card programs, administered and financed by financial services companies, to expand our sales without the burden of carrying additional receivables. Our cash requirements are also reduced by vendor credit terms that allow us to finance a portion of our inventory. We generally offer credit terms, under which we carry our own receivables, to our larger contract and direct mail customers. In contrast, our smaller retail and commercial customers generally pay in cash or by credit card. Therefore, as we expand our contract and direct mail businesses, we anticipate that our accounts receivable portfolio will grow. Receivables from our vendors under rebate, cooperative advertising and marketing programs comprise a significant percentage of our total receivables. These receivables tend to fluctuate somewhat seasonally, growing during the second half of the year and declining during the first half because certain collections occur after an entire program year has been completed.

The decrease in cash flows from our operating activities is primarily attributable to increases in operating and selling expenses as a percentage of sales in the Stores Division. As discussed in STORE AND WAREHOUSE OPERATING AND SELLING EXPENSES, this results from the lower average age of our store base.

INVESTING
---------

Capital assets represent our primary investing activity. The number of stores and CSCs we open or remodel generally drives the volume of our capital investments. Increased expenditures for computer and other equipment at our corporate offices required to support our expansion also contribute to our investing activities.

We opened 27 stores (including 4 relocations) in the United States and Canada and two stores in France during the first quarter of 1999, compared to one additional store added in the comparable 1998 period. This increase was the most significant contributor to the overall increase in our capital expenditures for the quarter.

We currently plan to open at least 82 additional stores during the remainder of 1999. We estimate that our cash requirements, excluding pre-opening expenses, will be approximately $1.4 million for each new office supply store. This consists of $650,000 for leasehold improvements, fixtures, point-of-sale terminals and other equipment in the stores, and $750,000 for the portion of inventories that is not financed by our vendors. In addition, we estimate that each new office supply store will require pre-opening expenses of approximately $125,000. Our cash requirements for new CSCs are significantly more than for stores, and these costs vary depending on the size, type and location of the facility.

FINANCING
---------

In February 1998, we entered into a new credit agreement with a syndicate of banks. This credit agreement provides us a working capital line and letters of credit totaling $300 million. The new credit agreement replaced our previous credit agreement and provides for various borrowing rate options, including a rate based on credit rating and fixed charge coverage ratio factors that currently would result in an interest rate of .18% over LIBOR. The credit facility expires in February 2003 and contains certain restrictive covenants relating to various financial statement ratios. Since February 1997, we have not borrowed any amounts against our credit facility. As of March 27, 1999, we had outstanding letters of credit totaling $17.4 million under the facility. In addition to bank borrowings, we have historically used equity capital, convertible debt and capital equipment leases as supplemental sources of funds.

The improvement in cash provided from our financing activities in the first quarter of 1999 as compared to the first quarter of 1998 was driven by an increase in the volume of stock options exercised by our employees. In connection with our merger with Viking, all options held by Viking employees prior to the merger, with the exception of those granted under Viking's annual option award in July 1998, became fully vested on the merger date.

In 1992 and 1993, we issued Liquid Yield Option Notes ("LYONs") which are zero coupon, convertible subordinated notes maturing in 2007 and 2008, respectively. Each LYON is convertible at the option of the holder at any time on or prior to its maturity into Office Depot common stock at conversion rates of 43.895 and
31.851 shares per 1992 and 1993 LYON, respectively. We may, at our option, elect to pay the purchase price on any particular conversion date in cash or common stock, or any combination thereof.

We continually review our financing options. Although we currently anticipate that we will finance all of our 1999 expansion and other activities through cash on hand, funds generated from operations, equipment leases and funds available under our revolving credit facility, we will consider alternative financing if market conditions make it financially attractive. Our financing requirements beyond 1999 will be affected by our operating and investing decisions, including the number of new stores or CSCs we open or acquire.

YEAR 2000

As the Year 2000 ("Y2K") approaches, we are faced with issues related to the inability of certain electronic data operating systems to differentiate between the years 1900 and 2000 when processing data. Many systems and programs were written to recognize and process two digits for the year, instead of four.

In recent years, the producers of electronic data operating systems, as well as most other businesses, have generally become aware of Y2K issues and the potential for disruption in the operation of business as a result of systems that are not Y2K compliant. Y2K issues can arise at any point in operational or financial processes. Most systems and programs developed in the past several years have been designed to be Y2K compliant, whereas many of the older systems and programs are not Y2K compliant and require various changes in order to bring them into compliance.

Most of our current application systems were developed over the past four years and were designed to use four-digit year values. We believe that these systems are already Y2K compliant. To ensure a smooth transition into the millennium, we have established our Year 2000 Project Office led by a Year 2000 Project Team (collectively referred to as

"Project 2000"). The objective of Project 2000 is to establish standards and guidelines, assist in development and remediation plans, track and report on progress, and answer customer and vendor inquiries regarding our Y2K compliance efforts. Project 2000 consists of four major components: Technology Systems, including (1) Operations and (2) Development; and Non-technology Systems, including (3) Facilities and (4) Merchandising. Our Y2K effort is worldwide, and our goal is to minimize disruption of our business in each country we operate in when January 1, 2000 arrives.

TECHNOLOGY SYSTEMS:

In the Operations component of Project 2000, we are reviewing our data center process automation equipment, software not internally developed or supported by our MIS department, and our data/voice networks. We are in the process of: 1) inspecting all equipment and complete an inventory of all of our hardware and software, 2) evaluating the readiness of all hardware and software and determining what upgrades are required and 3) correcting all non-compliant hardware and software using upgrades certified as Y2K compliant by their vendors. We expect to complete this component by August 1999.

In the MIS Development component, we are focusing on the proper operation of application software developed or supported in-house. We are in the process of:
1) assessing our systems for potential Y2K issues, 2) remediating any non-compliant systems by changing the program code to properly process all dates, 3) testing to make sure remediation has not changed the functionality of the application, and implement new program code, 4) testing the accuracy of the output under multiple scenarios and 5) certifying that the systems are Y2K compliant. We have multiple teams within our MIS organization working on this component of Project 2000. Although each team is at a different stage of completion, we are substantially finished with this component, as a whole. Overall, the two Technology components together are currently approximately 90% complete.

NON-TECHNOLOGY SYSTEMS:

The Facilities component of Project 2000 involves our buildings, including security, heating/ventilation/air conditioning and telephone systems; and our transportation systems and equipment, including scheduling, communication, security, tracking and maintenance. We have fully completed this component. The phases consisted of: 1) developing an inventory of equipment and services and associated vendors, 2) contacting all of our vendors to verify Y2K compliance of their equipment and services, 3) upgrading systems and equipment to compliant versions, if necessary, 4) testing equipment and systems and 5) certifying that all such equipment and services are Y2K compliant.

In the Merchandising component of Project 2000, we are attempting to ensure that our merchandise suppliers are able to meet their delivery commitments. The phases of this component are: 1) developing a supplier survey, 2) requesting that our suppliers confirm their Y2K compliance, 3) establishing confidence/risk levels by product, 4) developing contingency plans, such as alternate product sources and increased inventory levels, for non-compliant vendors and 5) certifying products as Y2K compliant or implement contingency plans. We are finished with phase 1 and are working on phases 2 and 3. We will continue to follow up with vendors until they have all responded. Over 90% of respondents have indicated that they have plans in place for internal systems compliance, and the majority of the respondents have already certified that their products are Y2K compliant. We expect to complete this component, to the extent possible, by September 1999.

Because our operations are highly dependent on those of our suppliers and customers, we could be materially adversely affected if utilities, private businesses or governmental entities with which we do business are not adequately prepared for the year 2000. A reasonably possible worst case scenario resulting from our not being fully Y2K compliant by January 1, 2000 might include, among other things, temporary store or CSC closings, delays in the delivery of products, delays in the receipt of supplies, payment and collection errors, and inventory and supply obsolescence. Our business and the results of our operations could be materially adversely affected by a temporary inability to conduct business in the ordinary course for a period of time after January 1, 2000. However, we believe that our Y2K readiness efforts will significantly reduce any adverse effect from any such disruptions. Furthermore, we do not believe that the effects on our financial position and the results of our operations will be material. We have not experienced any significant delays in other MIS initiatives as a result of Project 2000.

We capitalize costs for hardware and software and depreciate them over the assets' estimated useful lives. We expense all other costs specifically associated with Project 2000 (e.g., labor, consulting fees, maintenance contracts, etc.) as incurred. We incurred approximately $5 million in 1998 related to Project 2000. We expensed substantially all of these costs. Additionally, we incurred costs of approximately $6 million during the first quarter of 1999. We expect to spend another $7 million to complete Project 2000, most of which we will expense as incurred. Our estimate of costs related to this effort has increased from amounts previously disclosed as a result of certain equipment write-offs not originally contemplated.

Our Y2K readiness program is an ongoing process, and the estimates of costs and completion dates for various components of the Y2K readiness program described above are subject to further change. Our estimates and conclusions contain forward-looking statements and are based on our best estimates of future events. Although we expect our systems and facilities to be Y2K compliant by the end of the third quarter of 1999, we cannot assure you that we will achieve this goal. Risks to our completing the plan include the availability of resources, our ability to identify and correct any potential Y2K issues, and the willingness and ability of suppliers, customers and governmental agencies to bring their systems into Y2K compliance.

EURO

On January 1, 1999, eleven of the fifteen member countries of the European Economic and Monetary Union ("EMU") established fixed conversion rates between their existing currencies and the EMU's common currency (the euro). The euro is currently trading on currency exchanges and may be used in business transactions. The ultimate conversion to the euro will eliminate currency exchange rate risk among the member countries. The former currencies of the participating countries are scheduled to remain legal tender as denominations of the euro until January 1, 2002. During this transition period, parties may settle transactions using either the euro or a participating country's former currency. Beginning in January 2002, new euro-denominated bills and coins will become the sole legal currency, and all former currencies will be withdrawn from circulation.

The use of a single currency in the participating countries may affect our ability to price products differently in various European markets because of price transparency. We realize that we may be faced with price harmonization at lower average prices for items we sell in some markets. Nevertheless, other market factors such as local taxes, customer preferences and product assortment may reduce the likelihood of price equalization.

We generate significant sales in Europe and are currently evaluating the business implications of the conversion to the euro. These implications include, among other things, the need to adapt internal systems to accommodate euro-denominated transactions; competitive implications of cross border price transparency and the impact on our existing marketing programs. Based on these evaluations, we do not expect the conversion to the euro to have a material effect on our financial position or the results of our operations.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that we report every derivative instrument at its fair value on the balance sheet as either an asset or a liability. This statement also requires that we recognize changes in the derivative's fair value currently in earnings unless the derivatives meet specific hedge accounting criteria.

SFAS No. 133 is effective for fiscal quarters of fiscal years that begin after June 15, 1999. We have not yet determined the impact that this statement will have on our financial position or the results of our operations when we adopt it.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In December 1995, the Private Securities Litigation Reform Act of 1995 (the "Act") was enacted by the United States Congress. The Act contains certain amendments to the Securities Act of 1933 and the Securities Exchange Act of 1934. These amendments provide protection from liability in private lawsuits for "forward-looking" statements made by public companies and other persons specified in the Act. We want to take advantage of the "safe harbor" provisions of the Act.

This Quarterly Report on Form 10-Q contains both historical information and other information that looks towards our future performance. Examples of historical information include our quarterly financial statements and the commentary on past performance contained in this MD&A. We caution readers that, with the exception of information which clearly deals with historical matters, the information contained in this Quarterly Report on Form 10-Q should be considered to be "forward-looking statements" as referred to in the Act. Without limiting the generality of the preceding sentence, any time we use the words

"estimate," "project," "intend," "expect" and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature.

Forward-looking information involves risks and uncertainties, including certain matters which we discussed in more detail in the Cautionary Statements contained in our 1998 Annual Report on Form 10-K. This information is based on various factors and important assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements in this Quarterly Report. In particular, the factors we discussed in the Cautionary Statements in our 1998 Annual Report on Form 10-K could affect our actual results and could cause our actual results during 1999 and in future years beyond 1999 to differ materially from those expressed in any forward-looking statement made by or on behalf of us in this Quarterly Report. Those cautionary statements are incorporated herein by this reference to them.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISKS

See the disclosure in our 1998 Annual Report on Form 10-K, filed March 22, 1999. We do not believe that the risk we face related to interest rate changes has changed materially different than at the date of such Report.

FOREIGN EXCHANGE RATE RISKS

See the disclosure in our 1998 Annual Report on Form 10-K, filed March 22, 1999. We do not believe that the risk we face related to foreign currencies has changed materially different than at the date of such Report.


                           PART II. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

We are involved in litigation arising in the normal course of our business. We do not believe that these matters will materially affect our financial position or the results of our operations.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 24, 1999, our Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend distributed on April 1, 1999 to stockholders of record on March 11, 1999.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an annual meeting of our stockholders on April 21, 1999 to vote on the following:

a. To elect twelve directors to hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified. Our stockholders voted to elect all twelve directors. Votes for and votes withheld, by nominee were as follows:

                       NOMINEE                  FOR                 WITHHELD
                       -------                  ---                 --------
                  Lee A. Ault, III          221,316,198            3,878,012

                  Neil R. Austrian          221,329,828            3,864,382

                  Cynthia R. Cohen          221,294,030            3,900,180

                  David I. Fuente           221,308,102            3,886,108

                  W. Scott Hedrick          221,332,745            3,861,465

                  Irwin Helford             221,334,683            3,859,527

                  James Heskett             221,298,965            3,895,245

                  John C. Macatee           221,254,556            3,939,654

                  Michael J. Myers          221,317,048            3,877,162

                  M. Bruce Nelson           221,019,872            4,174,338

                  Frank P. Scruggs, Jr.     219,423,110            5,771,100

                  Peter J. Solomon          219,440,290            5,753,920



b.              To consider the adoption of the 1999 Employee Stock Purchase.
                Our stockholders approved this matter with 222,074,988 votes for and 2,760,437 votes against it. In addition, there were 358,785 abstentions.

c. To ratify the appointment of Deloitte & Touche LLP as our independent public accountants for the 1999 fiscal year. Our stockholders approved this matter with 224,755,838 votes for and 224,180 votes against it. In addition, there were 214,192 abstentions.

ITEM 5 OTHER INFORMATION

Not applicable.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

a.       27.1 Financial Data Schedule (for SEC use only)

b. 27.2 Restated Financial Data Schedule for the quarter ended March 28, 1998 (for SEC use only)

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      OFFICE DEPOT, INC.
                                         (Registrant)

Date:  May 11, 1999                   By: /s/ Barry J. Goldstein
                                          -------------------------------------
                                          Barry J. Goldstein
                                          Executive Vice President-Finance
                                          and Chief Financial Officer

Date:  May 11, 1999                   By: /s/ Charles E. Brown
                                          -------------------------------------
                                          Charles E. Brown
                                          Senior Vice President-Finance
                                          and Controller
                                          (Principal Accounting Officer)

                               INDEX TO EXHIBITS



EXHIBIT NO.                       DESCRIPTION
-----------                       -----------
  27.1         Financial Data Schedule (for SEC use only)

  27.2 Restated Financial Data Schedule for the quarter ended March 28, 1998 (for SEC use only)