Form 10-Q
period 1999-06-26
OFFICE DEPOT INC
filed 1999-08-10
CIK 800240

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q



(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 26, 1999
                               -------------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________

Commission file number                          1-10948
                       --------------------------------------------------------

                               OFFICE DEPOT, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                      59-2663954
-------------------------------------------------------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

     2200 Old Germantown Road; Delray Beach, Florida            33445
-------------------------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)

                                 (561) 438-4800
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

The registrant had 374,812,190 shares of common stock outstanding as of August 6, 1999.

                               OFFICE DEPOT, INC.
                    FORM 10-Q - QUARTER ENDED JUNE 26, 1999
                                     INDEX


                                                                                    PAGE
                                                                                    ----
                                   PART I. FINANCIAL INFORMATION

 Item 1.           Financial Statements

                   Consolidated Statements of Earnings for the
                   13 and 26 Weeks Ended June 26, 1999 and
                   June 27, 1998                                                        3

                   Consolidated Balance Sheets as of
                   June 26, 1999 and December 26, 1998                                  4

                   Consolidated Statements of Stockholders'
                   Equity for the 26 Weeks Ended June 26, 1999
                   and the Year Ended December 26, 1998                                 5

                   Consolidated Statements of Cash Flows for the
                   26 Weeks Ended June 26, 1999 and
                   June 27, 1998                                                        6

                   Notes to the Consolidated Financial Statements                  7 - 12

 Item 2.           Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                   13- 26

 Item 3.           Quantitative and Qualitative Disclosures About
                   Market Risk                                                         26

                                    PART II. OTHER INFORMATION

 Item 1.           Legal Proceedings                                                   26

 Item 2.           Changes in Securities and Use of Proceeds                           26

 Item 3.           Defaults Upon Senior Securities                                     26

 Item 4.           Submission of Matters to a Vote of Security
                     Holders                                                           26

 Item 5.           Other Information                                                   26

 Item 6.           Exhibits and Reports on Form 8-K                                    26

                                              SIGNATURES                               27


                                          INDEX TO EXHIBITS                            28


                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                        13 Weeks Ended                      26 Weeks Ended
                                                   June 26,         June 27,          June 26,          June 27,
                                                     1999             1998              1999             1998
                                                  ----------       ----------        ----------       ----------
Sales                                             $2,343,036       $2,068,558        $4,965,887       $4,467,235
Cost of goods sold and occupancy costs             1,664,801        1,494,909         3,558,804        3,263,092
                                                  ----------       ----------       -----------      -----------
    Gross profit                                     678,235          573,649         1,407,083        1,204,143

Store and warehouse operating
   and selling expenses                              453,210          384,006           924,879          803,967
Pre-opening expenses                                   5,239            2,839            11,702            4,013
General and administrative expenses                   89,707           74,362           179,430          149,293
Merger and restructuring costs                        12,718             ---             15,479               ---
                                                -----------------------------      ------------------------------
     Operating profit                                117,361          112,442           275,593          246,870

Other income (expense):
     Interest income, net                              2,010           (1,097)            5,371           (1,033)
     Miscellaneous expense, net                       (1,807)          (5,070)           (3,645)         (11,113)
                                               --------------   -------------     --------------    ------------
    Earnings before income taxes                     117,564          106,275           277,319          234,724

Income taxes                                          43,448           38,599           102,627           85,954
                                                ------------     ------------       -----------     ------------
     Net earnings                                $    74,116      $    67,676        $  174,692       $  148,770
                                                 ===========      ===========        ==========       ==========
Earnings per share:
       Basic                                           $0.20            $0.18             $0.47            $0.41
       Diluted                                          0.19             0.17              0.44             0.38









        The accompanying notes are an integral part of these statements.

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                            June 26,                December 26,
                                                                              1999                      1998
                                                                          -----------               ------------
                                                                          (UNAUDITED)
ASSETS

Current assets:
     Cash and cash equivalents                                             $  622,152               $   704,541
     Short-term investments                                                   107,831                    10,424
     Receivables, net of allowances                                           742,693                   721,446
     Merchandise inventories                                                1,280,596                 1,258,355
     Deferred income taxes                                                     55,380                    52,422
     Prepaid expenses                                                          44,714                    33,247
                                                                           ----------                ----------
          Total current assets                                              2,853,366                 2,780,435

Property and equipment, net                                                 1,078,930                   935,407
Goodwill, net of amortization                                                 244,437                   227,964
Other assets                                                                  116,767                   125,413
                                                                           ----------                ----------
                                                                           $4,293,500                $4,069,219
                                                                           ==========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                      $1,001,680                $1,027,591
     Accrued expenses                                                         428,513                   430,666
     Income taxes payable                                                      54,117                    69,910
     Current maturities of long-term debt                                       7,335                     2,834
                                                                           ----------                ----------
          Total current liabilities                                         1,491,645                 1,531,001

Long-term debt, net of current maturities                                      64,614                    35,490
Deferred income taxes and other credits                                        48,810                    38,628
Zero coupon, convertible subordinated notes payable                           444,580                   435,221
                                                                           ----------                ----------
                                                                            2,049,649                 2,040,340
                                                                           ----------                ----------
Commitments and Contingencies

Stockholders'  equity:
     Common stock - authorized 800,000,000 shares of
        $.01 par value; issued 377,813,469 in 1999 and
        373,817,704 in 1998                                                     3,778                     3,738
     Additional paid-in capital                                               895,349                   838,122
     Accumulated other comprehensive income                                   (35,664)                  (18,078)
     Unamortized value of long-term incentive stock grant                      (2,275)                   (2,874)
     Retained earnings                                                      1,384,413                 1,209,721
     Less: 3,245,170 shares of treasury stock, at cost                         (1,750)                   (1,750)
                                                                           ----------                ----------
                                                                            2,243,851                 2,028,879
                                                                           ----------                ----------
                                                                           $4,293,500                $4,069,219
                                                                           ==========                ==========


        The accompanying notes are an integral part of these statements.

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                Unamortized                          Accumulated
                                           Common      Common     Additional   Value of Long-                           Other
                                           Stock       Stock       Paid-in    Term Incentive   Retained    Treasury  Comprehensive
                                           Shares      Amount      Capital      Stock Grant    Earnings      Stock      Income
                                           ------      ------    -----------  --------------   --------    --------- -------------
BALANCE AT DECEMBER 27, 1997            367,663,995    $3,677     $761,685       $(3,210)     $  976,525    $(1,750)   $(19,289)
Comprehensive income:
     Net earnings for the year                                                                   233,196
     Foreign currency translation
        adjustment                                                                                                        1,211
Exercise of stock options, including
     income tax benefits                  5,399,946        54       63,456
Issuance of stock under employee
     stock purchase plans                   467,394         4        7,896
Matching contributions under 401(k) and
     deferred compensation plans            203,055         2        3,882
Conversion of LYONs to common stock          83,314         1        1,203
Amortization of long-term incentive
     stock grant                                 --        --                        336
                                        -----------    ------     --------       -------      ----------    -------    --------
BALANCE AT DECEMBER 26, 1998            373,817,704     3,738      838,122        (2,874)      1,209,721     (1,750)    (18,078)
(UNAUDITED):
Comprehensive income:
     Net earnings for the period                                                                 174,692
     Foreign currency translation
        adjustment                                                                                                      (17,586)
Exercise of stock options, including
     income tax benefits                  3,645,971        37       50,229
Issuance of stock under employee
     stock purchase plans                   198,727         2        3,729
Matching contributions under 401(k) and
     deferred compensation plans            134,376         1        3,076
Conversion of LYONs to common stock          20,857        --          286
Amortization of long-term incentive
      stock grant                                                                    599
Payment for fractional shares in
     connection with stock split             (4,166)       --          (93)
                                        -----------    ------     --------       -------      ----------    -------    --------
BALANCE AT JUNE 26, 1999                377,813,469    $3,778     $895,349       $(2,275)     $1,384,413    $(1,750)   $(35,664)
                                        ===========    ======     ========       =======      ==========    =======    ========


Total Comprehensive Income for the periods:

     52 Weeks Ended December 26, 1998                                                                                  $234,407
     26 Weeks Ended June 26, 1999                                                                                       157,106





        The accompanying notes are an integral part of these statements.

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                               26 Weeks Ended           26 Weeks Ended
                                                                                  June 26,                 June 27,
                                                                                    1999                     1998
                                                                               --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                                                   $4,926,894              $4,422,354
    Cash paid to suppliers                                                         (4,651,368)             (4,115,438)
    Interest received                                                                  18,413                  12,643
    Interest paid                                                                      (3,307)                 (1,867)
    Income taxes paid                                                                (108,223)                (56,643)
                                                                                 ------------            ------------
       Net cash provided by operating activities                                      182,409                 261,049
                                                                                 ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities or sale of short-term
       investment securities and bonds                                                  5,045                  10,501
    Purchase of short-term investment securities and bonds                           (102,452)                (73,539)
    Purchase of remaining 50% interest in Japanese joint venture                      (21,629)                     --
    Proceeds from sale of property and equipment                                        2,734                  17,679
    Capital expenditures                                                             (189,462)                (99,248)
                                                                                 ------------            ------------
       Net cash used in investing activities                                         (305,764)               (144,607)
                                                                                 ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options and sales
       of stock under employee stock purchase plans                                    45,752                  23,210
    Payments on long- and short-term borrowings                                        (2,652)                 (1,326)
                                                                                 ------------            ------------
       Net cash provided by financing activities                                       43,100                  21,884
                                                                                 ------------            ------------
    EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                       (2,134)                 (9,920)
                                                                                 ------------            ------------

       Net (decrease) increase in cash and cash equivalents                           (82,389)                128,406
       Cash and cash equivalents at beginning of period                               704,541                 239,877
                                                                                 ------------            ------------
       Cash and cash equivalents at end of period                                $    622,152            $    368,283
                                                                                 ============            ============
    RECONCILIATION OF NET EARNINGS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
      Net earnings                                                               $    174,692            $    148,770
      Adjustments to reconcile net earnings to net cash
          provided by operating activities:
          Depreciation and amortization                                                79,059                  67,012
          Provision for losses on inventories and receivables                          33,441                  30,984
          Accreted interest on zero coupon, convertible
              subordinated notes                                                        9,646                   9,281
          Contributions of common stock to employee
              benefit and stock purchase plans                                          3,077                   2,783
          Loss on disposal of property and equipment                                    4,519                     360
          Changes in assets and liabilities:
              Decrease (increase) in receivables                                      (49,977)                 27,044
              Decrease (increase) in merchandise inventories                          (33,635)                114,120
              Net increase in prepaid expenses and other assets                        (9,724)                (42,643)
              Net increase in accounts payable, accrued
                expenses and deferred credits                                         (28,689)                (96,662)
                                                                                 ------------            ------------
           Total adjustments                                                            7,717                 112,279
                                                                                 ------------            ------------
       Net cash provided by operating activities                                 $    182,409            $    261,049
                                                                                 ============            ============


        The accompanying notes are an integral part of these statements.

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


(Tabular amounts in thousands, except share data)

NOTE A - BASIS OF PRESENTATION

Office Depot, Inc., together with our Subsidiaries, including Viking, (collectively referred to as the "Company" or "Office Depot") is the world's largest supplier of office products and services. References to the Company throughout these Notes to the Consolidated Financial Statements are made using the first person notations of "we" or "our."

In August 1998, Office Depot merged with Viking Office Products, Inc. ("Viking"). The merger was accounted for as a pooling of interests. The consolidated financial statements and other non-financial information of Office Depot have been restated and combined with the consolidated financial statements and other non-financial information of Viking to show you the results as if the merger had taken place at the beginning of the periods reported.

With the addition of Viking, we now have operations in Australia, Austria, Belgium, Canada, Colombia, France, Germany, Hungary, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, the Netherlands, Poland, Thailand, the United Kingdom and the United States. In certain of these countries, we operate under license or joint venture arrangements. We serve our customers through a combination of high-volume office supply retail stores, catalog and Internet operations. In the United States, we also operate a contract sales network. We do business primarily under two brands -- Office Depot(R) and Viking Office Products(R).

Joint ventures in which we own 50% or less of the business are accounted for using the equity method. The joint venture in which we own more than 50% is accounted for on a consolidated basis. In November 1998, we purchased the remaining 50% ownership interest in our joint venture operations in France. Accordingly, we have consolidated the financial position, results of operations and cash flows of our French operations since November 1998. On March 29, 1999, we purchased the remaining 50% interest in our joint venture operations in Japan; and, we have consolidated the financial position, results of operations and cash flows of our Japanese operations since that date.

We operate on a 52 or 53 week fiscal year ending on the last Saturday of December. Our interim financial statements as of June 26, 1999 and for the 13 and 26-week periods ended June 26, 1999 (also referred to as "the second quarter of 1999" and "the first half of 1999," respectively), and June 27, 1998 (also referred to as "the second quarter of 1998" and "the first half of 1998," respectively) are unaudited. However, in our opinion, the interim financial statements reflect all adjustments (consisting only of normal recurring items) necessary to provide to you a fair presentation of our financial position, results of operations and cash flows for the periods presented. We have made certain reclassifications to our prior year statements to conform them to the presentation we used in the current year. These interim results do not necessarily indicate the results you should expect for the full year. For a better understanding of our Company and its financial statements, we recommend that you read our interim financial statements in conjunction with our audited financial statements for the year ended December 26, 1998.

On February 24, 1999, our Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend distributed on April 1, 1999 to stockholders of record on March 11, 1999. We have restated all share and per share amounts in our financial statements retroactively to reflect this stock split. In conjunction with the stock split, we issued 124,560,075 additional shares on April 1, 1999.

NOTE B - MERGER TRANSACTIONS

As part of Office Depot's merger with Viking, each outstanding share of Viking common stock was converted into one share of Office Depot common stock. We issued a total of 128,106,688 shares of Office Depot common stock pursuant to the merger.

The following is a reconciliation of amounts that Office Depot reported for the second quarter of 1998 (prior to merging with Viking) to amounts that we have restated to reflect the merger on a pooling of interests basis.

                                           Second Quarter       First Half
                                                1998               1998
                                           --------------       ----------
SALES

Office Depot, as previously reported          $1,697,539         $3,678,635
Viking                                           371,019            788,600
                                              ----------         ----------
   Combined                                   $2,068,558         $4,467,235
                                              ==========         ==========

NET EARNINGS

Office Depot, as previously reported          $   45,714         $  101,537
Viking                                            21,962             47,233
                                              ----------         ----------
   Combined                                   $   67,676         $  148,770
                                              ==========         ==========


No adjustments to the sales, net earnings or net assets of Office Depot or Viking were required to conform the two companies' accounting practices.

As we continue to integrate the two companies, both domestically and internationally, we intend to close certain facilities. Furthermore, as a result of our management's decision to focus on the continued growth of our core businesses and on expanding our international operations, we are in the process of closing our Furniture at Work(TM) and Images(TM) stores. During the third and fourth quarters of 1998, we incurred merger and restructuring costs of $119.1 million. These costs consisted principally of facility exit costs and personnel related costs.

On March 29, 1999, we increased our ownership share in the Office Depot Japan operations from 50% to 100%. Following this purchase of the interests of our former joint venture partner, we plan to restructure and integrate the separate Office Depot and Viking operations. During the first half of 1999, we recorded $15.4 million for merger and restructuring costs, principally associated with our plans for restructuring and integrating our Japanese operations. As of June 26, 1999 and December 26, 1998, we have included approximately $72.5 million and $84.8 million, respectively, related to the merger and restructuring costs described above in accrued expenses on our Consolidated Balance Sheets.

NOTE C - NET EARNINGS PER SHARE ("EPS")

"Basic EPS" is based on the weighted average number of shares outstanding during each period. "Diluted EPS" is calculated as if our zero coupon, convertible subordinated notes, if dilutive (i.e. if they reduce EPS), were converted as of the beginning of the period and that, under the treasury stock method, dilutive stock options were exercised. We have adjusted net earnings under this assumption for interest accreted on the notes, if dilutive, net of the related income tax effect.

The following information may be used by you to compute basic and diluted EPS for the periods indicated.


                                                          Second Quarter                        First Half
                                                     1998               1999              1998              1999
                                                --------------      --------------     ----------        ----------
Basic:
   Weighted average number of
     common shares outstanding                      374,285           366,467            373,545            365,748
                                                    =======           =======            =======            =======
Diluted:
   Net earnings                                     $74,116           $67,676           $174,692           $148,770
   Interest expense related to
     convertible notes, net of income taxes           2,978             2,852              5,912              5,689
                                                  ---------         ---------        -----------        -----------
     Adjusted net earnings                          $77,094           $70,528           $180,604           $154,459
                                                    =======           =======           ========           ========
   Weighted average number of
      common shares outstanding                     374,285           366,467            373,545            365,748
   Shares issued upon assumed
      conversion of convertible notes                24,740            24,830             24,747             24,838
   Shares issued upon assumed
      exercise of stock options                       9,865            11,795             10,790             10,739
                                                  ---------          --------          ---------           --------
      Shares used in computing diluted
         EPS                                        408,890           403,092            409,082            401,325
                                                    =======           =======            =======            =======


Excluding the after-tax impact of these merger and restructuring costs discussed in Note C, our diluted earnings per share would have been $0.21 for the second quarter of 1999 and $0.47 for the first half of 1999.

NOTE D - NON-CASH INVESTING AND FINANCING TRANSACTIONS

Our Consolidated Statements of Cash Flows do not include the following non-cash investing and financing transactions.


                                                                                     First Half
                                                                               1999                1998
                                                                           ----------           ----------
Additional paid-in capital related
     to income tax benefits on stock options exercised                      $ 8,161                $2,302
Assets acquired under capital leases                                         36,293                 8,292
Common stock issued upon conversion of debt                                     287                   343



NOTE E - NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that we report every derivative instrument at its fair value on the balance sheet. This Accounting Statement also requires that we recognize any change in the derivatives' fair value in our earnings for the current period unless the derivatives meet specific hedge accounting criteria.

SFAS No. 133 is effective for fiscal quarters of fiscal years that begin after June 15, 2000. We have not yet determined the impact that this statement will have on our financial position or the results of our operations when we adopt it.


NOTE F - SEGMENT INFORMATION

We operate through three reportable operating segments: Stores, Business Services and International. There is a more complete description of each of these operating groups in paragraphs 5 through 7 of ITEM 2 (MD&A). We have identified and defined these segments based on how our management evaluates our business for internal management purposes. In the second quarter of 1999, we revised our segment definitions to better reflect management accountability. All segment amounts presented here have been restated to reflect this change. The accounting policies we apply to each of our segments are the same as those applied to the consolidated Company. You will find a summary of our significant accounting policies in Note A to our audited 1998 consolidated financial statements. The following is a summary of significant accounts and balances by segment for the 13 and 26 weeks ended June 26, 1999 and June 27, 1998, respectively, that reconciles to our consolidated financial statements for the comparable periods.


                                                               SALES
                                     ----------------------------------------------------------------
                                               Second Quarter                     First Half
                                          1999            1998              1999              1998
                                     --------------   --------------     ----------        ----------
Stores                                 $1,280,299       $1,115,017        $2,802,340       $2,499,503
Business Services                         759,852          713,027         1,534,287        1,452,606
International                             303,879          241,456           631,437          516,897
                                       ----------       ----------        ----------       ----------
    Total reportable segments           2,344,030        2,069,500         4,968,064        4,469,006
Eliminations and other                       (994)            (942)           (2,177)          (1,771)
                                       ----------       ----------        ----------       ----------
    Total                              $2,343,036       $2,068,558        $4,965,887       $4,467,235
                                       ==========       ==========        ==========       ==========



                                             PROVISION FOR LOSSES ON INVENTORIES AND RECEIVABLES
                                      -----------------------------------------------------------------
                                               Second Quarter                        First Half
                                           1999             1998              1999              1998
                                      --------------   --------------      ----------        ----------
Stores                                    $ 1,098          $ 5,366           $10,626          $12,503
Business Services                           9,055            7,467            17,348           14,492

International                               2,715              957             5,467            3,989
                                          -------          -------           -------          -------
    Total reportable segments              12,868           13,790            33,441           30,984
Other                                          --               --                --               --
                                          -------          -------           -------          -------
    Total                                 $12,868          $13,790           $33,441          $30,984
                                          =======          =======           =======          =======


                                                        DEPRECIATION AND AMORTIZATION
                                      -----------------------------------------------------------------
                                               Second Quarter                       First Half
                                           1999             1998              1999              1998
                                      --------------   --------------      ----------        ----------
Stores                                    $18,464          $14,755           $35,578          $28,939
Business Services                           6,385            6,471            12,740           12,227

International                               3,371            2,067             6,093            4,138
                                          -------          -------           -------          -------
    Total reportable segments              28,220           23,293            54,411           45,304
Other                                      12,385           11,113            24,648           21,708
                                          -------          -------           -------          -------
    Total                                 $40,605          $34,406           $79,059          $67,012
                                          =======          =======           =======          =======


                                                      EARNINGS BEFORE INCOME TAXES
                                      -----------------------------------------------------------------
                                               Second Quarter                        First Half
                                           1999             1998              1999              1998
                                      --------------   --------------      ----------        ----------
Stores                                  $ 117,880         $105,933         $ 257,702        $ 232,561
Business Services                          67,672           45,558           130,338           90,533

International                              34,334           31,927            82,284           65,269
                                        ---------         --------         ---------        ---------
    Total reportable segments             219,886          183,418           470,324          388,363
Eliminations and other                   (102,322)         (77,143)         (193,005)        (153,639)
                                        ---------         --------         ---------        ---------
    Total                               $ 117,564         $106,275         $ 277,319        $ 234,724
                                        =========         ========         =========        =========


The following is a reconciliation of earnings before income taxes by reportable segment to earnings before income taxes in our consolidated financial statements.


                                                         Second Quarter                       First Half
                                                    1999              1998              1999              1998
                                               --------------    --------------      ----------        ----------
Reportable segments                               $219,886          $183,418          $470,324          $388,363
General and administrative expenses                (89,707)          (74,362)         (179,430)         (149,293)
Unallocated portion of miscellaneous
    expense, net                                    (1,836)           (1,536)           (3,373)           (3,072)
Interest income (expense), net                       2,010            (1,097)            5,371            (1,033)
Merger and restructuring costs                     (12,718)              ---           (15,479)               --
Intersegment transactions                              (71)             (148)              (94)             (241)
                                                  --------          --------          --------          --------
     Total                                        $117,564          $106,275          $277,319          $234,724
                                                  ========          ========          ========          ========


Total sales by operating segment include intersegment sales, which we generally record at the cost to the selling entity. As illustrated above, we evaluate the performance of each of our business segments based on their results of operations before income taxes, merger and restructuring costs, goodwill amortization, interest income (expense) and general and administrative expenses. Assets that we have not allocated to segments consist primarily of corporate cash balances, tax related accounts, employee benefit plan balances and assets associated with corporate investing and financing activities.


                                                            CAPITAL EXPENDITURES
                                     ------------------------------------------------------------------
                                              Second Quarter                         First Half
                                          1999              1998              1999              1998
                                     --------------    --------------      ----------        ----------
  Stores                                $57,152            $32,685          $123,050          $40,524
  Business Services                      23,018             15,086            24,219           26,311
  International                             957              5,579             5,991            9,238
                                        -------            -------          --------          -------
    Total reportable segments            81,127             53,350           153,260           76,073
 Other                                    2,951             11,640            36,202           23,175
                                        -------            -------          --------          -------
    Total                               $84,078            $64,990          $189,462          $99,248
                                        =======            =======          ========          =======


                                                        ASSETS
                                           ------------------------------------
                                                          As of
                                            June 26,               December 26,
                                              1999                    1998
                                            --------               ------------
Stores                                     $1,930,751              $1,783,183
  Business Services                           832,583                 882,248
  International                               532,478                 501,581
                                           ----------              ----------
    Total reportable segments               3,295,812               3,167,012
 Eliminations and other                       997,688                 902,207
                                           ----------              ----------
    Total                                  $4,293,500              $4,069,219
                                           ==========              ==========


We currently have operations, including joint ventures and licensees, in Australia, Austria, Belgium, Canada, Colombia, France, Germany, Hungary, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, the Netherlands, Poland, Thailand, the United Kingdom and the United States. We do not generate 10% or more of our total sales in any single country outside of the United States. Summarized geographic information relating to our operations inside and outside the United States is as follows:


                                               SALES                                            ASSETS
                      ----------------------------------------------------            ---------------------------
                                                                                                As of
                             Second Quarter              First Half                    June 26,       December 26,
                         1999           1998         1999           1998                 1999            1998
                      ----------     ----------   -----------   ----------            ----------      ----------
  United States       $1,992,760     $1,783,247   $4,236,637    $3,853,511            $3,652,148      $3,470,241
  International*         350,276        285,311      729,250       613,724               641,352         598,978
                      ----------     ----------   -----------   ----------            ----------      ----------
    Total             $2,343,036     $2,068,558   $4,965,887    $4,467,235            $4,293,500      $4,069,219
                      ==========     ==========   ==========    ==========            ==========      ==========


* As used above, International includes Canada. For purposes of identifying our reportable operating segments, we include our Canadian operations in our Stores segment.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Tabular amounts in thousands)

GENERAL

Office Depot, Inc., (together with our Subsidiaries and collectively referred to as "Office Depot" or "we") is the largest supplier of office products and services in the world. We sell to consumers and businesses of all sizes through three business segments: Stores, Business Services and International. Each of these segments is described in more detail below. We operate on a 52 or 53-week fiscal year ending on the last Saturday in December.

This Management's Discussion and Analysis ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial results and financial condition. Included in this analysis are our cautionary statements regarding "forward-looking information." We recommend that you read this MD&A in conjunction with our Consolidated Financial Statements and the Notes to those statements, as well as our 1998 Annual Report on Form 10-K.

In August 1998, Office Depot, Inc. merged with Viking Office Products, Inc. ("Viking"). As part of the merger, each outstanding share of Viking common stock was converted into one share of Office Depot common stock. The merger was accounted for as a pooling of interests. Accordingly, we have restated and combined all prior period consolidated financial statements and other non-financial information of Office Depot with the consolidated financial statements and other non-financial information of Viking for those same periods to show you the results as if the merger had taken place at the beginning of the periods reported.

On February 24, 1999, our Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend distributed on April 1, 1999 to stockholders of record on March 11, 1999. We have restated all of our share and per share amounts retroactively to reflect this stock split.

STORES DIVISION -- Our Stores Division sells office products and copy and high volume print services primarily under the Office Depot(R) brand to retail customers through our chain of office supply retail stores in the United States and Canada. In the first half of 1999, our Stores Division opened 57, relocated 6 and closed 2 office supply stores, bringing our total number of stores open at the end of the second quarter to 757. This compares with 619 stores that were open at the end of the second quarter of 1998.

BUSINESS SERVICES GROUP ("BSG") -- Through our Business Services Group, we sell office products and services to contract and commercial customers using our Office Depot(R) and Viking Office Products(R) direct mail catalogs, a contract sales force dedicated solely to serving the needs of contract customers and our Internet sites. To facilitate delivery to our domestic commercial, contract and retail customers, BSG operated 30 customer service centers ("CSCs") at the end of the second quarter 1999. This compares to 31 CSCs in operation for the comparable period in 1998.

INTERNATIONAL -- Our International Division sells office products and services to retail and commercial customers in 17 countries outside the United States and Canada. At the end of the second quarter of 1999, we had 96 office supply stores, 22 of which were wholly owned. This compares to 49 stores, none of which were wholly owned by us, at the end of the comparable period in 1998. In addition to these stores, located in eight foreign countries, our International Division has catalog and delivery operations in eleven countries.

As we integrate our Office Depot and Viking operations, we intend to close certain facilities, both domestically and internationally, over the next 18 months. We plan to expense the estimated costs of this integration, primarily asset impairment and facility exit costs, as these costs are incurred. These costs are included in merger and restructuring costs. See MERGER AND RESTRUCTURING COSTS.


RESULTS OF OPERATIONS

SALES


                                     SALES         INCREASE                                     SALES       INCREASE
                                   -----------     --------                                   ----------    --------
FIRST
 SECOND QUARTER 1999                                           FIRST HALF 1999
 -------------------                                           ---------------
     Stores                        $1,280,299        15%            Stores                    $2,802,340        12%
     Business Services                759,852         7%            Business Services          1,534,287         6%
     International                    303,879        26%            International                631,437        22%
     Inter-segment                       (994)                      Inter-segment                 (2,177)
                                   ----------                                                 ----------
        Total                      $2,343,036        13%               Total                  $4,965,887        11%


SECOND QUARTER 1998                                            FIRST HALF 1998
-------------------                                            ---------------
     Stores                        $1,115,017          *            Stores                    $2,499,503          *
     Business Services                713,027          *            Business Services          1,452,606          *
     International                    241,456          *            International                516,897          *
     Inter-segment                       (942)                      Inter-segment                 (1,771)
                                   ----------                                                 ----------
        Total                      $2,068,558          *                 Total                $4,467,235          *


* Increase over 1997 second quarter is outside the scope of this MD&A.

Our Stores Division increased its sales, both for the quarter and for the first half of 1999, primarily through sales generated by the 138 stores we have added since the end of the second quarter of 1998. Comparable store sales increased 3% for the quarter and 1% for the first six months of 1999. Sales of technology products (computers, peripheral products, software and related supplies) in our stores led the increases, with the increase in units sold exceeding the decline in average selling prices.

Our Business Services Group achieved increased sales for the second quarter and first half of 1999 through the addition of new customer accounts, primarily as a result of the expansion of our contract sales force in the fourth quarter of 1998 and the first quarter of 1999. Additionally, the introduction of the Office Depot public Internet site (www.officedepot.com) in January 1998 contributed to increased sales in our Business Services Group by offering our customers greater flexibility in their ordering choices. Sales from our public and business-to-business web sites increased to $70.2 million in the second quarter of 1999 and $120.5 million in the first half of 1999, compared with sales of $12.2 million and $18.1 million in the second quarter and first half of 1998, respectively.

A significant portion of the sales increases in our International segment resulted from the inclusion of 100% of the sales from our French and Japanese stores in our 1999 results, but not in our 1998 results. These results were not consolidated until the fourth quarter of 1998 and the second quarter of 1999, respectively, when we purchased the remaining 50% interest in these operations from our joint venture partners. International sales were also enhanced as our Viking brand continued to achieve increased market penetration, with higher catalog sales in each country in which we operate.

Our sales in the future may be impacted by competition, the opening of new Office Depot stores in markets where stores already exist, and political and economic conditions in the international markets in which we do business.

GROSS PROFIT


                                                    GROSS                                                      GROSS
                                 GROSS PROFIT       PROFIT %                                  GROSS PROFIT     PROFIT %
                                 ------------       --------                                  ------------     --------
 SECOND QUARTER 1999                                           FIRST HALF 1999
 -------------------                                           ---------------
     Stores                           $313,247       24.5%          Stores                       $661,926      23.6%
     Business Services                 243,914       32.1%          Business Services             487,374      31.8%
     International                     121,465       40.0%          International                 258,647      41.0%
     Inter-segment                        (391)                     Inter-segment                    (864)
                                      --------                                                 ----------
        Total                         $678,235       29.0%             Total                   $1,407,083      28.3%

SECOND QUARTER 1998                                            FIRST HALF 1998
-------------------                                            ---------------
     Stores                           $263,310       23.6%          Stores                       $564,841      22.6%
     Business Services                 211,950       29.7%          Business Services             429,040      29.5%
     International                      98,797       40.9%          International                 210,883      40.8%
     Inter-segment                        (408)                     Inter-segment                    (621)
                                      --------                                                 ----------
        Total                         $573,649       27.7%               Total                 $1,204,143      27.0%


As we have grown and our relationships with our key vendors have strengthened, we have lowered our net product costs, thereby improving our gross profit percentages. During the fourth quarter of 1998, our Finance and Merchandising groups made substantial improvements to the systems and processes we use to manage our volume rebate, cooperative advertising and marketing programs. As a result, we have been able to reflect the impact of these programs on a more consistent and timely basis during the year than in the past. This improvement was a significant contributor to the increases in gross profit percentages in our Stores and Business Services segments for the second quarter and first half of 1999. Furthermore, while we earn lower gross profit percentages on our technology products (i.e., computers, business machines and related supplies) than on our other product groups, we continue to see a favorable shift in product mix within the technology group toward machine supplies and accessories which yield higher margins. However, these improvements were offset to some extent in the second quarter by price reductions on certain brands of computer hardware. In our general office supplies group, we have benefited from lower purchase costs for paper products.

In our Stores Division, real estate occupancy costs, which reduce gross profit, increased as a percentage of sales for the second quarter of 1999 because of the comparatively high volume of new store openings. Until a store reaches maturity, its fixed expenses as a percentage of sales are typically higher than more mature stores. Proactive merchandising and pricing strategies put in place in our stores during the first quarter of 1999 continued to benefit our gross profit in the second quarter. In our Business Services Group, a more disciplined pricing approach and lower net costs for our paper products also contributed to improved gross profit. Paper and other general office supplies account for a much larger percentage of total sales in our Business Services Group than in our Stores Division.

Gross profit in our International Division for the second quarter decreased with the consolidation of our French and Japanese retail operations, which were previously accounted for under the equity method. Gross profit percentages earned in our international retail stores are significantly lower than in our international catalog business. Additionally, increased competition in several of our international markets resulted in lower margins during the second quarter of 1999, offsetting to some extent the stronger margins achieved in the first quarter.

Our overall gross profit percentage fluctuates as a result of numerous factors, including competitive pricing pressures, changes in product and customer mix, suppliers' pricing changes, as well as our ability to lower our net product costs through growth in total merchandise purchases. Additionally, our occupancy costs can vary as we add stores and CSCs in new markets, including in some cases geographic areas with higher rental and other occupancy costs.

STORE AND WAREHOUSE OPERATING AND SELLING EXPENSES


                                       STORE AND                                                   STORE AND
                                       WAREHOUSE                                                   WAREHOUSE
                                     OPERATING AND       % OF                                     OPERATING AND       % OF
                                   SELLING EXPENSES      SALES                                  SELLING EXPENSES      SALES
                                   ----------------      -----                                  ----------------      -----
 SECOND QUARTER 1999                                             FIRST HALF 1999
 -------------------                                             ---------------
     Stores                            $190,342           14.9%       Stores                         $393,499         14.0%
     Business Services                  176,198           23.2%       Business Services               356,992         23.3%
     International                       86,990           28.6%       International                   175,158         27.7%
     Inter-segment                         (320)                      Inter-segment                      (770)
                                       --------                                                      --------
        Total                          $453,210           19.3%          Total                       $924,879         18.6%

SECOND QUARTER 1998                                              FIRST HALF 1998
-------------------                                              ---------------
     Stores                            $155,465           13.9%       Stores                         $330,189         13.2%
     Business Services                  165,465           23.2%       Business Services               336,585         23.2%
     International                       63,336           26.2%       International                   137,573         26.6%
     Inter-segment                         (260)                      Inter-segment                      (380)
                                       --------                                                      --------
        Total                          $384,006           18.6%            Total                     $803,967         18.0%


The largest components of operating and selling expenses in our Stores Division are personnel costs and advertising expenses. Our Stores Division has expanded its store base by 138 stores since the second quarter of 1998. This has lowered the average age of our store base. Because newer stores usually generate lower average sales than mature stores, operating and selling expenses as a percentage of sales in our Stores Division have increased. This increase was driven largely by payroll and other expenses which have a relatively large fixed cost component. In addition, we believe that opening new stores in existing markets has cannibalized the sales of other Office Depot stores in those markets (i.e., had the effect of reducing sales at existing stores), causing our expenses to increase relative to sales. The overall increase in operating expenses compared to the prior year was offset somewhat by a reduction in our remodeling costs. We completed the remodeling of 53 stores during the first half of 1999, compared to 129 stores during the comparable period in 1998.

Operating and selling expenses as a percentage of sales are significantly higher in our Business Services Group than in our Stores Division, principally because of the need for a more experienced and more highly compensated sales force. These expenses, the largest components of which are personnel and delivery costs, have not materially changed as a percentage of sales from the first half of 1998 to the comparable period in 1999.

While operating synergies arising from the Viking merger began to have a positive impact on our Business Services Group's operating and selling expenses during the second quarter of 1999, we believe we will achieve even greater improvements during the remainder of 1999 and 2000. During the second quarter of 1999, we made significant progress in planning the integration of our Office Depot and Viking warehouses. We expect to begin combining facilities during the third quarter of this year and to have fully integrated all facilities by the end of 2000. This will significantly reduce the total number of warehouse facilities operated by our Company. See additional discussion of the planned integration in MERGER AND RESTRUCTURING COSTS.

Similar to the situation in our Business Services Group, personnel and delivery expenses are significant elements of our International Division's operating and selling expenses. Furthermore, because direct mail presently constitutes our largest international sales channel, advertising expense, including the cost of catalog production and mailing, represents a significant expense item for us. Certain of our operations are in their start-up phase, which also increases our international operating expenses as a percentage of sales when compared to other reporting segments.

Operating expenses for the second quarter of 1999 increased over the prior year primarily as a result of our entry into the Japanese catalog business and the acquisition of the remaining interest in our Japanese retail operations, both of which are still in the start-up phase. As we continue to grow our international business and establish brand recognition, we expect to leverage certain fixed operating expenses, and our cost to attract new customers should decline as a percentage of sales. We believe, however, that these improvements will be offset by the incremental costs incurred to continue developing other new markets, including Japan.



PRE-OPENING EXPENSES

                                 PRE-OPENING      LOCATIONS                                 PRE-OPENING     LOCATIONS
                                  EXPENSES         OPENED*                                    EXPENSES       OPENED*
                                 ----------       ---------                                 -----------     ---------
 SECOND QUARTER 1999                                          FIRST HALF 1999
 -------------------                                          ---------------
     Stores                            $5,025        36            Stores                       $10,725         63
     Business Services                     44        --            Business Services                 44         --
     International                        170         3            International                    933          5
                                       ------                                                   -------
        Total                          $5,239                         Total                     $11,702


SECOND QUARTER 1998                                           FIRST HALF 1998
-------------------                                           ---------------
     Stores                            $1,912        17            Stores                        $2,091         18
     Business Services                    927        --            Business Services              1,922          1
     International                         --        --            International                     --         --
                                       ------                                                    ------
        Total                          $2,839                           Total                    $4,013


* Includes relocations and wholly owned international locations.

Our pre-opening expenses consist principally of personnel, property (real estate) and advertising expenses that we incur in opening new stores. Because we expense these items as incurred, the amount of pre-opening expenses we incur in each period is generally proportional to the number of new stores we open during the period. In the first half of 1998, in addition to costs to open 18 stores, our pre-opening expenses included costs associated with expanding one CSC and opening one new CSC to replace three existing facilities. In the second quarter of 1999 the pre-opening expenses in the Business Services segment are attributable to a CSC that will be opening in the third quarter.

Pre-opening expenses generally approximate $160,000 for an office supply store. We typically incur these expenses during a six-week period prior to the store opening. During the first half of 1999, these costs increased significantly on a per-store basis because of our acquisition of a group of stores from another retailer, which generated higher occupancy costs attributable to a longer pre-opening period.

Our pre-opening expenses also include, to a lesser extent, expenses incurred to open and relocate facilities in our Business Services Group and our International Division. Historically, in these segments, we have incurred pre-opening expenses of approximately $500,000 to $1,750,000, depending upon the size, type and location of the facility.



GENERAL AND ADMINISTRATIVE EXPENSES


                                                Second Quarter                              First Half
                                          1999                  1998                 1999                1998
                                          ----                  ----                 ----                ----
General and
administrative expenses                  $89,707               $74,362             $179,430            $149,293

Percentage of sales                          3.8%                  3.6%                 3.6%               3.3%



Our general and administrative expenses consist primarily of personnel-related costs associated with support functions. Because these functions, for the most part, support all segments of our business, we do not consider these costs in determining our segment profitability. Throughout 1998, we strengthened our corporate management infrastructure, including adding several key senior executives. This initiative was the most significant contributor to the increase in our general and administrative expenses from the first half of 1998 to the first half of 1999.

While certain other general and administrative expenses have not increased as a percentage of sales, we cannot assure you that we will be able to continue increasing our sales without a proportionate increase in corporate expenditures. However, we expect synergies arising from the Viking merger and continued growth to have a positive impact on our general and administrative expenses as a percentage of sales in the future.

MERGER AND RESTRUCTURING COSTS

In August 1998, we completed our merger with Viking. In September 1998, as part of formulating our strategy for integrating the two companies, we announced plans to close several facilities by the end of 2000. The facilities that we plan to close either are redundant or are less efficient than other existing facilities. Additionally, in November 1998, we decided to focus our attention on continuing to grow our core business and on expanding our international operations. In conjunction with this decision, we plan to close our non-core Furniture at Work(TM) and Images(TM) stores by the end of 1999 and to focus the activities formerly carried on in these locations in our retail stores. Beginning in the third quarter of 1998, we accrued the estimated costs associated with these plans. Merger and restructuring costs of $2.8 million recorded in the first quarter of 1999 consist mostly of revised estimates for facility closure costs and additional personnel-related costs incurred.

On March 29, 1999, we increased our ownership share in our Office Depot Japan operations from 50% to 100%. In connection with this purchase, we plan to restructure our existing operations in Japan and to merge the separate Office Depot and Viking operations. Approximately $9.1 million of the $12.7 million in merger and restructuring costs recorded in the second quarter of 1999 is related to this restructuring effort.

OTHER INCOME AND EXPENSES

We do not consider interest income and expense arising from our financing activities at the corporate level in determining segment profitability. The net increase in interest income results from larger average cash balances in the first half of 1999 compared with the first half of 1998. The majority of our interest expense is fixed in nature and relates to our convertible, subordinated debt.

Miscellaneous expense consists of equity in the earnings (losses) of our investments, royalty and franchise income that we generate under license agreements, and amortization of goodwill. Because all of our equity investees operate outside of the United States and Canada, equity in earnings (losses) of our investees is included in determining the profitability of our International Division. The decrease in miscellaneous expense is primarily attributable to our Japanese operations, which are in the start-up phase. In the first quarter of 1999, we made non-recurring adjustments to earlier estimates of the start-up losses in Japan. In the second quarter of 1999, we consolidated the results of these operations. Similarly, we have consolidated our French operations since November 1998.

CASH FLOWS AND CAPITAL RESOURCES

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:


                                                             First Half                          Increase
                                                      1999                1998                  (Decrease)
                                                      ----                ----                  -----------
Operating activities                               $  182,409            $  261,049             $  (78,640)
Investing activities                                 (305,764)             (144,607)               161,157
Financing activities                                   43,100                21,884                 21,216


OPERATING

We have historically relied on cash flow generated from our operations as our primary source of funds because the majority of our store sales are operated on a cash and carry basis. Furthermore, we use private label credit card programs, administered and financed by financial services companies, to expand our sales without the burden of carrying additional receivables. Our cash requirements are also reduced by vendor credit terms that allow us to finance a portion of our inventory. We generally offer credit terms, under which we carry our own receivables, to our contract and certain of our direct mail customers. In contrast, our retail and a large number of our commercial customers generally pay in cash or by credit card. As we expand our contract and direct mail businesses, we anticipate that our accounts receivable portfolio will grow. Receivables from our vendors under rebate, cooperative advertising and marketing programs comprise a significant percentage of our total receivables. These receivables tend to fluctuate somewhat seasonally, growing during the second half of the year and declining during the first half, because certain collections occur after an entire program year has been completed.

The decline in cash flows from our operating activities is attributable to increases in operating and selling expenses as a percentage of sales in the Stores Division. As discussed in STORE AND WAREHOUSE OPERATING AND SELLING EXPENSES, this results from the lower average age of our store base. The Company also experienced an increase in income tax payments, largely attributable to the timing of payments.

INVESTING

Capital assets represent our primary investing activity. The number of stores and CSCs we open or remodel generally drives the volume of our capital investments. The increasing requirements for computer and other equipment at our corporate offices to support our expansion and complete our Y2K remediation (see Year 2000) also contribute to our investing activities.

We opened 63 stores, including six relocations, in the United States and Canada and five stores in France during the first half of 1999, compared to 18 stores added in the comparable 1998 period. This increase was the most significant contributor to the overall increase in our capital expenditures for the first half of 1999.

We currently plan to open at least 52 additional stores in the United States and Canada during the remainder of 1999. We estimate that our cash requirements, excluding pre-opening expenses, will be approximately $1.3 million for each new office supply store. This consists of $700 thousand for leasehold improvements, fixtures, point-of-sale terminals and other equipment in the stores, and $600 thousand for the portion of inventories that is not financed by our vendors. In addition, we estimate that each new office supply store will require pre-opening expenses of approximately $160 thousand. Our cash requirements for new CSCs, which are significantly greater than for stores, vary depending on the size, type and location of the facility.

FINANCING

In February 1998, we entered into a new credit agreement with a syndicate of banks. This credit agreement provides us with a working capital line and letters of credit totaling $300 million. This credit agreement replaced our previous credit agreement and provides for various borrowing rate options, including a rate based on credit rating and fixed charge coverage ratio factors that currently would result in an interest rate of .18% over LIBOR. The credit facility expires in February 2003 and contains certain restrictive covenants relating to various financial statement ratios. Since February 1997, we have not borrowed any amounts against this or our prior credit facility. As of June 26, 1999, we had outstanding letters of credit totaling $18 million under the facility.

In July 1999, we entered into a term loan and revolving credit agreements with several Japanese banks (the "yen facilities") to provide financing for our operations in Japan. The yen facilities provide for maximum aggregate borrowings of Yen 9.76 billion (equivalent to $80 million at the time that the agreements were executed), and contain covenants similar to those in our domestic credit facility. We borrowed the Yen equivalent of $15 million under the yen facilities in July 1999. In addition to bank borrowings, we have historically used equity capital, convertible debt and capital equipment leases as supplemental sources of funds.

The improvement in cash provided from our financing activities in the first half of 1999, as compared to the first half of 1998, was driven by an increase in the volume of stock options exercised by our employees. In connection with our merger with Viking, all options held by Viking employees prior to the merger, with the exception of those granted under Viking's annual option award in July 1998, became fully vested on the merger date.

In 1992 and 1993, we issued Liquid Yield Option Notes ("LYONS(R)"), which are zero coupon, convertible subordinated notes maturing in 2007 and 2008, respectively. Each LYON(R) is convertible at the option of the holder at any time on or prior to its maturity into Office Depot common stock at conversion rates of 43.895 and 31.851 shares per 1992 and 1993 LYON(R), respectively.

We continually review our financing options. Although we currently anticipate that we will finance all of our 1999 expansion and other activities through cash on hand, funds generated from operations, equipment leases and funds available under our credit facilities, we will consider alternative financing if market conditions make it financially attractive. Our financing requirements beyond 1999 will be affected by our operating and investing decisions, including the number of new stores or CSCs we open or acquire.


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

Most of our current application systems were developed over the past four years and were designed to use four-digit year values. We believe that these systems are already Y2K compliant. To ensure a smooth transition into the millennium, we have established our Year 2000 Project Office led by a Year 2000 Project Team (collectively referred to as "Project 2000"). The objective of Project 2000 is to establish standards and guidelines, assist in development and remediation plans, track and report on progress, and answer customer and vendor inquiries regarding our Y2K compliance efforts. Project 2000 consists of four major components: Technology Systems, including (1) Operations and (2) Development; and Non-technology Systems, including (3) Facilities and (4) Merchandising. Our Y2K effort is worldwide, and our goal is to minimize disruption of our business in each of our operations when January 1, 2000 arrives.

Technology Systems:

In the Operations component of Project 2000, we are reviewing our data center process automation equipment, software not internally developed or supported by our MIS department, and our data/voice networks. We are in the process of: 1) inspecting all equipment and completing an inventory of all of our hardware and software, 2) evaluating the readiness of all hardware and software and determining what upgrades are required and 3) correcting all non-compliant hardware and software using upgrades certified as Y2K compliant by their vendors. We expect to complete this component by September 1999.

In the Development component, we are focusing on the proper operation of application software developed or supported in-house. We are in the process of:
1) assessing our systems for potential Y2K issues, 2) remediating any non-compliant systems by changing the program code to properly process all dates, 3) testing to make sure remediation has not changed the functionality of the application, and implementing new program code, 4) testing the accuracy of the output under multiple scenarios and 5) certifying that the systems are Y2K compliant. We have multiple teams within our MIS organization working on this component of Project 2000. Although each team is at a different stage of completion, we are substantially finished with this component as a whole. Overall, the two Technology components together are currently approximately 95% complete.

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

In the Merchandising component of Project 2000, we are attempting to ensure that our merchandise suppliers are able to meet their delivery commitments. The phases of this component are: 1) developing a supplier survey, 2) requesting that our suppliers confirm their Y2K compliance, 3) establishing confidence/risk levels by product, 4) developing contingency plans, such as alternate product sources and increased inventory levels, for non-compliant vendors and 5) certifying products as Y2K compliant or implement contingency plans. We are finished with phases 1 through 4 for all critical vendors, and are working on phase 5. We will continue to follow up with vendors until they have all responded. Over 90% of respondents have indicated that they have plans in place for internal systems compliance, and the majority of the respondents have already certified that their products are Y2K compliant. We expect to complete this component, to the extent possible, by October 1999.

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

We capitalize costs for hardware and software and depreciate them over the assets' estimated useful lives. We expense all other costs specifically associated with Project 2000 (e.g., labor, consulting fees, maintenance contracts, etc.) as incurred. We incurred approximately $5 million in 1998 related to Project 2000, substantially all of which was expensed. Additionally, we have incurred costs of approximately $9.0 million during the first half of 1999. We expect to spend another $3.5 million to complete Project 2000, most of which we will expense as incurred.

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

EURO

On January 1, 1999, eleven of the fifteen member countries of the European Economic and Monetary Union ("EMU") established fixed conversion rates between their existing currencies and the EMU's common currency (the euro). The euro is presently trading on currency exchanges and may be used in business transactions. The ultimate conversion to the euro will eliminate currency exchange rate risk among the member countries. The former currencies of the participating countries are scheduled to remain legal tender as denominations of the euro until January 1, 2002. During this transition period, parties may settle transactions using either the euro or a participating country's former currency. On January 1, 2002, new euro-denominated bills and coins will become the sole legal currency, and all former currencies will be withdrawn from circulation.

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

We generate significant sales in Europe and are currently evaluating the business implications of the conversion to the euro. We have completed our plan to adapt our internal systems to accommodate euro-denominated transactions. Other implications include, among other things, competitive issues related to cross border price transparency and the impact on our existing marketing materials. Based on these evaluations, we do not expect the conversion to the euro to have a material effect on our financial position or the results of our operations.

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

SFAS No. 133 is effective for fiscal quarters of fiscal years that begin after June 15, 2000. We have not yet determined the impact that this statement will have on our financial position or the results of our operations when we adopt it.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In December 1995, the Private Securities Litigation Reform Act of 1995 (the "Act") was enacted by the United States Congress. The Act, as amended, contains certain amendments to the Securities Act of 1933 and the Securities Exchange Act of 1934. These amendments provide protection from liability in private lawsuits for "forward-looking" statements made by public companies and other persons specified in the Act. We want to take advantage of the "safe harbor" provisions of the Act by disclosing which statements we provide to you are forward-looking statements by providing specific cautionary statements to inform you as to circumstances which may cause the information in forward-looking statements not to be realized.

This Quarterly Report on Form 10-Q contains both historical information and other information that looks towards our future performance. Examples of historical information include our quarterly financial statements and the commentary on past performance contained in this MD&A. We caution readers that, with the exception of information which clearly deals with historical matters, all the information contained in this Quarterly Report on Form 10-Q should be considered to be "forward-looking statements" as referred to in the Act. Without limiting the generality of the preceding sentence, any time we use the words "estimate," "project," "intend," "expect" and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature.

Forward-looking information involves risks and uncertainties, including certain matters which we discussed in more detail in the Cautionary Statements contained in our 1998 Annual Report on Form 10-K. This information is based on various factors and important assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements in this Quarterly Report. In particular, the factors we discussed in the Cautionary Statements in our 1998

Annual Report on Form 10-K could affect our actual results and could cause our actual results during the remainder of 1999 and in future years to differ materially from those expressed in any forward-looking statement made by or on behalf of us in this Quarterly Report. Those Cautionary Statements are incorporated herein by this reference to them.


ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


INTEREST RATE RISKS

Refer to the disclosure in our 1998 Annual Report on Form 10-K, filed March 22, 1999. We do not believe that the risk we face related to interest rate changes is materially different than it was at the date of that Report.

FOREIGN EXCHANGE RATE RISKS

Refer to the disclosure in our 1998 Annual Report on Form 10-K, filed March 22, 1999. We do not believe that the risk we face related to foreign currencies is materially different than it was at the date of that Report.


PART II.  OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

We are involved in litigation arising in the normal course of our business. We do not believe that these matters will materially affect our financial position or the results of our operations.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 OTHER INFORMATION

Not applicable.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

a.  27.1 Financial Data Schedule (for SEC use only)

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  OFFICE DEPOT, INC.
                                                  -------------------
                                                     (Registrant)



Date:  August 10, 1999                     By: /s/ Barry J. Goldstein
                                               --------------------------------
                                           Barry J. Goldstein
                                           Executive Vice President-Finance
                                           and Chief Financial Officer



Date:  August 10, 1999                     By: /s/Charles E. Brown
                                               --------------------------------
                                           Charles E. Brown
                                           Senior Vice President-Finance
                                           and Controller
                                           (Principal Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit No.                        Description
-----------                        -----------
  27.1                Financial Data Schedule (for SEC use only)