Form 10-Q
period 1999-09-25
OFFICE DEPOT INC
filed 1999-11-09
CIK 800240

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 25, 1999
                               -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------    -----------------------

Commission file number                           1-10948
                         -----------------------------------------------------

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

                                  Yes [X]  No [ ]

The registrant had 329,178,558 shares of common stock outstanding as of November 4, 1999.

                               OFFICE DEPOT, INC.
                  FORM 10-Q - QUARTER ENDED SEPTEMBER 25, 1999
                                     INDEX

                                                                                                 PAGE
                                                                                                 ----
                                   PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Statements of Operations for the
                  13 and 39 Weeks Ended September 25, 1999 and
                  September 26, 1998                                                                3

                  Consolidated Balance Sheets as of
                  September 25, 1999 and December 26, 1998                                          4

                  Consolidated Statements of Cash Flows for the
                  39 Weeks Ended September 25, 1999 and
                  September 26, 1998                                                                5

                  Consolidated Statements of Stockholders'
                  Equity for the 39 Weeks Ended September 25, 1999
                  and the Year Ended December 26, 1998                                              6

                  Notes to the Consolidated Financial Statements                               7 - 13

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                               14 - 28

Item 3.           Quantitative and Qualitative Disclosures About
                  Market Risk                                                                 28 - 29

                                    PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                                29

Item 2.           Changes in Securities and Use of Proceeds                                        29

Item 3.           Defaults Upon Senior Securities                                                  29

Item 4.           Submission of Matters to a Vote of Security
                  Holders                                                                          29

Item 5.           Other Information                                                                29

Item 6.           Exhibits and Reports on Form 8-K                                                 29

                                              SIGNATURES                                           30


                                           INDEX TO EXHIBITS                                       31



                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                        13 WEEKS ENDED                       39 WEEKS ENDED
                                                 SEPTEMBER 25,    SEPTEMBER 26,          SEPTEMBER 25,   SEPTEMBER 26,
                                                    1999              1998                   1999            1998
                                                 -------------    -------------          -------------   -------------
Sales                                             $2,578,500       $2,234,900             $7,544,387        $6,702,135
Cost of goods sold and
   occupancy costs (Note C)                        1,928,508        1,612,864              5,487,312         4,875,956
                                                ------------      -----------            -----------       -----------
    Gross profit                                     649,992          622,036              2,057,075         1,826,179
Store and warehouse operating
   and selling expenses                              481,954          402,737              1,406,833         1,206,704
Pre-opening expenses                                   5,007            3,663                 16,709             7,676
General and administrative expenses                  106,129           83,772                285,559           233,065
Merger and restructuring
   costs (Note B)                                      8,955           87,815                 24,434            87,815
Store closure and
   relocation costs (Note C)                          46,438             ---                  46,438               ---
                                                ------------      -----------            -----------       -----------
     Operating profit                                  1,509           44,049                277,102           290,919

Other income (expense):
   Interest income, net                                2,149            1,063                  7,520                30
   Miscellaneous expense, net                           (461)          (2,246)                (4,106)          (13,359)
                                                ------------      -----------            -----------       -----------
   Earnings before income taxes                        3,197           42,866                280,516           277,590

Income taxes                                           4,270           27,118                106,897           113,072
                                                ------------      -----------            -----------       -----------
   Net earnings (loss)                           $    (1,073)      $   15,748             $  173,619        $  164,518
                                                 ============      ==========             ==========        ==========
Earnings (loss) per share:
   Basic                                               $0.00            $0.04                  $0.47             $0.45
   Diluted                                              0.00             0.04                   0.45              0.43




        The accompanying notes are an integral part of these statements.

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                          SEPTEMBER 25,             DECEMBER 26,
                                                                              1999                      1998
                                                                          -------------             -----------
                                                                          (UNAUDITED)
ASSETS

Current assets:
     Cash and cash equivalents                                             $  503,340                $  704,541
     Short-term investments                                                    72,013                    10,424
     Receivables, net                                                         810,212                   721,446
     Merchandise inventories, net                                           1,215,943                 1,258,355
     Deferred income taxes                                                     75,119                    52,422
     Prepaid expenses                                                          45,853                    33,247
                                                                           ----------                ----------
          Total current assets                                              2,722,480                 2,780,435

Property and equipment, net                                                 1,136,216                   935,407
Goodwill, net                                                                 246,170                   227,964
Other assets                                                                  135,403                   125,413
                                                                           ----------                ----------
                                                                           $4,240,269                $4,069,219
                                                                           ==========                ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                      $1,174,785                $1,027,591
     Accrued expenses                                                         567,880                   430,666
     Income taxes payable                                                      33,543                    69,910
     Current maturities of long-term debt                                       7,858                     2,834
                                                                           ----------                ----------
          Total current liabilities                                         1,784,066                 1,531,001

Long-term debt, net of current maturities                                      83,369                    35,490
Deferred income taxes and other credits                                        55,254                    38,628
Zero coupon, convertible subordinated notes payable                           449,465                   435,221
                                                                           ----------                ----------
                                                                            2,372,154                 2,040,340
                                                                           ----------                ----------
Commitments and contingencies

Stockholders' equity:
     Common stock - authorized 800,000,000 shares of
       $.01 par value; issued 378,443,292 in 1999 and
       373,817,704 in 1998                                                      3,784                     3,738
     Additional paid-in capital                                               909,476                   838,122
     Accumulated other comprehensive income                                   (33,539)                  (18,078)
     Unamortized value of long-term incentive stock grant                      (2,205)                   (2,874)
     Retained earnings                                                      1,383,340                 1,209,721
     Treasury stock, at cost - 39,539,670 shares in 1999
       and 3,245,170 shares in 1998                                          (392,741)                   (1,750)
                                                                           ----------                ----------
                                                                            1,868,115                 2,028,879
                                                                           ----------                ----------
                                                                           $4,240,269                $4,069,219
                                                                           ==========                ==========


        The accompanying notes are an integral part of these statements.

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                39 WEEKS ENDED           39 WEEKS ENDED
                                                                                 SEPTEMBER 25,            SEPTEMBER 26,
                                                                                    1999                      1998
                                                                                --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                                                   $7,458,647              $6,621,800
    Cash paid to suppliers                                                         (6,893,247)             (6,047,659)
    Interest received                                                                  27,029                  21,691
    Interest paid                                                                      (4,895)                 (2,779)
    Income taxes paid                                                                (137,888)               (103,251)
                                                                                -------------            ------------
       Net cash provided by operating activities                                      449,646                 489,802
                                                                                -------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities or sales of investment securities                         42,006                  27,704
    Purchases of investment securities                                               (110,161)                (69,708)
    Purchase of remaining 50% interest in Japanese joint venture                      (21,629)                    ---
    Investments in unconsolidated joint ventures                                         (268)                (36,987)
    Proceeds from sale of property and equipment                                        3,869                  19,128
    Capital expenditures                                                             (296,371)               (156,200)
                                                                                -------------           -------------
       Net cash used in investing activities                                         (382,554)               (216,063)
                                                                                -------------           -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options and sale
       of stock under employee stock purchase plans                                    52,011                  36,467
    Repurchase of common stock for treasury                                          (329,718)                     --
    Proceeds from issuance of long-term debt                                           17,444                      --
    Payments on long- and short-term borrowings                                        (4,619)                 (1,095)
                                                                              ---------------         ---------------
    Net cash (used in) provided by financing activities                              (264,882)                 35,372
                                                                                -------------          --------------
    EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                       (3,411)                 (6,022)
                                                                              ---------------         ---------------

    Net (decrease) increase in cash and cash equivalents                             (201,201)                303,089
         Cash and cash equivalents at beginning of period                             704,541                 239,877
                                                                                -------------           -------------
         Cash and cash equivalents at end of period                              $    503,340            $    542,966
                                                                                 ============            ============

RECONCILIATION OF NET EARNINGS TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
    Net earnings                                                                 $    173,619            $    164,518
    Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation and amortization                                                  123,730                 102,924
       Provision for losses on inventories and receivables                             87,054                  47,891
       Net (earnings) losses on equity method investments                                (790)                 10,458
       Accreted interest on zero coupon, convertible
         subordinated notes                                                            14,573                  14,052
       Contributions of common stock to employee
         benefit and stock purchase plans                                               4,240                   3,885
       Loss on disposal of property and equipment                                       4,891                     873
       Deferred income taxes                                                          (10,683)                 (6,625)
       Changes in assets and liabilities:
         Increase in receivables                                                     (116,292)                (23,240)
         (Increase) decrease in merchandise inventories                               (10,522)                181,138
         Net increase in prepaid expenses and other assets                            (15,583)                 (9,584)
         Net increase in accounts payable, accrued
          expenses and deferred credits                                               195,409                   3,512
                                                                               --------------         ---------------
        Total adjustments                                                             276,027                 325,284
                                                                               --------------           -------------
    Net cash provided by operating activities                                    $    449,646            $    489,802
                                                                                 ============            ============


        The accompanying notes are an integral part of these statements.

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                     ACCUMULATED    UNAMORTIZED
                                   COMMON     COMMON   ADDITIONAL       OTHER     VALUE OF LONG-
                                   STOCK      STOCK     PAID-IN    COMPREHENSIVE  TERM INCENTIVE  RETAINED  TREASURY
                                   SHARES     AMOUNT    CAPITAL       INCOME        STOCK GRANT   EARNINGS    STOCK        TOTAL
                                 -----------  ------   ----------  -------------  -------------- ---------  ---------   ----------
BALANCE AT DECEMBER 27, 1997     367,663,995  $3,677    $761,685       $(19,289)     $(3,210)    $  976,525  $  (1,750)  $1,717,638
Comprehensive income:
  Net earnings for the
   year                                                                                             233,196                 233,196
 Foreign currency
  translation adjustment                                                  1,211                                               1,211
Exercise of stock options,
  including income tax
  benefits                         5,399,946      54      63,456                                                             63,510
Issuance of stock under
  employee stock purchase
  plans                              467,394       4       7,896                                                              7,900
Matching contributions
  under 401(k) and deferred
  compensation plans                 203,055       2       3,882                                                              3,884
Conversion of LYONs to
  common stock                        83,314       1       1,203                                                              1,204
Amortization of long-term
  incentive stock grant                   --      --          --                         336                                    336
                                 -----------  ------    --------       --------      -------     ----------  ---------   ----------
BALANCE AT DECEMBER 26, 1998     373,817,704   3,738     838,122        (18,078)      (2,874)     1,209,721     (1,750)   2,028,879

(UNAUDITED):
Comprehensive income:
  Net earnings for the period                                                                       173,619                 173,619
  Foreign currency translation
   adjustment                                                           (22,438)                                            (22,438)
  Unrealized gain on investment
   securities, net of tax                                                 6,977                                               6,977
Purchase of treasury stock                                                                                    (390,991)    (390,991)
Exercise of stock options,
 including income tax
 benefits                          4,027,481      40      60,843                                                             60,883
Issuance of stock under
  employee stock purchase
  plans                              364,230       4       6,036                                                               6,04
Matching contributions under
 401(k) and deferred
 compensation plans                  214,334       2       4,239                                                              4,241
Conversion of LYONs to
 common stock                         23,709      --         329                                                                329
Amortization of long-term
 incentive stock grant                                                                   669                                    669
Payment for fractional shares
 in connection with 3-for-2
 stock split                          (4,166)     --         (93)                                                               (93)
                                 -----------  ------    --------       --------      -------     ----------  ---------   ----------
BALANCE AT SEPTEMBER 25, 1999    378,443,292  $3,784    $909,476       $(33,539)     $(2,205)    $1,383,340  $(392,741)  $1,868,115
                                 ===========  ======    ========       ========      =======     ==========  =========   ==========


        The accompanying notes are an integral part of these statements.

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands)

NOTE A - BASIS OF PRESENTATION

Office Depot, Inc., together with our subsidiaries, including Viking Office Products, Inc. ("Viking"), collectively referred to as the "Company" or "Office Depot," is the world's largest supplier of office products and services. References to the Company are made throughout these Notes to the Consolidated Financial Statements using the first person notations of "we" or "our."

In August 1998, Office Depot merged with Viking. We accounted for the merger as a pooling of interests. We have restated and combined the consolidated financial statements and other non-financial information of Office Depot with the consolidated financial statements and other non-financial information of Viking to show you the results as if the merger had taken place at the beginning of the periods reported.

With the addition of Viking, we now have operations in Australia, Austria, Belgium, Canada, Colombia, France, Germany, Hungary, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, the Netherlands, Poland, Thailand (see Note C below regarding our decision to sell our operations in Thailand), the United Kingdom and the United States. In some of these countries, we operate under license or joint venture arrangements. We serve our customers through a combination of office supply retail stores, mail order catalogs and e-commerce. In the United States, we also use a contract sales network to serve our larger corporate customers. We do business primarily under two brands - Office Depot(R) and Viking Office Products(R).

Our joint ventures in Israel and Mexico are accounted for using the equity method because we own 50% or less of the business and can exercise significant influence over their operations and policies. Our joint venture in Thailand is accounted for on a consolidated basis because we own more than 50% of the business (See Note C). In November 1998, we purchased the remaining 50% ownership interest in our joint venture operations in France; and in April 1999, we purchased the remaining 50% interest in our joint venture operations in Japan. Accordingly, we have consolidated the financial position, results of operations and cash flows of our French and Japanese retail operations since those respective dates.

We operate on a 52 or 53-week fiscal year ending on the last Saturday of December. Our interim financial statements as of September 25, 1999 and for the 13 and 39-week periods ended September 25, 1999 and September 26, 1998 are unaudited. However, in our opinion, these interim financial statements reflect all adjustments (consisting only of normal recurring items) necessary to provide you with a fair presentation of our financial position, results of operations and cash flows for the periods presented. These interim results do not necessarily indicate the results you should expect for the full year. For a better understanding of our Company and its financial statements, we recommend that you read our interim financial statements in conjunction with our audited financial statements for the year ended December 26, 1998.

We have made certain reclassifications to our prior year statements to conform them to the presentation we used in the current year.

On February 24, 1999, our Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend distributed on April 1, 1999 to stockholders of record on March 11, 1999. We have restated all share and per share amounts in our financial statements to reflect this stock split. In conjunction with the stock split, we issued 124,560,075 additional shares on April 1, 1999.

NOTE B - MERGER AND RESTRUCTURING TRANSACTIONS

As part of our merger with Viking, each outstanding share of Viking common stock was converted into one share of Office Depot common stock. We issued a total of 128,106,688 shares of Office Depot common stock pursuant to the merger.

No adjustments to the sales, net earnings or net assets of Office Depot or Viking were required to conform the two companies' accounting practices.

As we continue to integrate the two companies, both domestically and internationally, we intend to close certain facilities. Furthermore, as a result of our decision to focus on the continued growth of our core businesses and on expanding our international operations, we closed our Furniture at Work(TM) and Images(TM) stores. During the third and fourth quarters of 1998, we incurred merger and restructuring costs of $119.1 million associated with these activities. These costs consisted principally of facility exit and personnel related costs.

In November 1998, we purchased our joint venture partner's interest in our French retail operations. Following this purchase, we decided to restructure and integrate our separate Office Depot and Viking operations in France. Similarly, in April 1999, we purchased our joint venture partner's interest in our Japanese retail operations and announced plans to restructure and integrate our operations in Japan.

During the first nine months of 1999, we recorded merger and restructuring costs of $24.4 million, primarily associated with additional personnel related costs and our plans for restructuring and integrating our Japanese operations. As of September 25, 1999 and December 26, 1998, we have included approximately $81.3 million and $84.8 million, respectively, related to the merger and restructuring costs described above in accrued expenses on our Consolidated Balance Sheets.

NOTE C - THIRD QUARTER 1999 CHARGES

In the third quarter of 1999, we increased our provision for slow-moving and obsolete inventories in our warehouses and stores by $56.1 million. This charge is primarily related to slow moving technology-related products whose market values have been adversely affected by accelerated rates of change in technology and a rationalization of the warehouse inventory assortments in conjunction with the Viking warehouse consolidation.
This charge has been included in our cost of goods sold.

In addition, we recorded a charge of $46.4 million in the third quarter of 1999 to reflect our decision to accelerate our store closure and relocation program for older and under-performing stores in our Stores Division. The charge also reflected our decision to sell our interest in our two stores in Thailand. On

October 28, 1999, we entered into an agreement with Central Retail Group, our joint venture partner, to sell to them our Thailand operations and license to them certain trademarks and software and operating systems. Central Retail Group will now operate the two stores under a license agreement. Finally, the charge also reflects our decision to write-down certain other long-term assets in our Business Services Group.

NOTE D - COMPREHENSIVE INCOME

Comprehensive income represents all non-owner changes in equity and, for Office Depot, consists of the following:


                                                           THIRD QUARTER                           YTD
                                                     ------------------------          -------------------------
                                                       1999            1998              1999             1998
                                                     -------          -------          --------         --------
Net earnings (loss)                                  $(1,073)         $15,748          $173,619         $164,518
Foreign currency translation adjustments              (4,852)          14,177           (22,438)          10,879
Unrealized gain on investment securities*             11,381               --            11,381               --
Tax on unrealized gain                                (4,404)              --            (4,404)              --
                                                     -------          -------          --------         --------
   Total comprehensive income                        $ 1,052          $29,925          $158,158         $175,397
                                                     =======          =======          ========         ========


       *The unrealized gain on investment securities arises from the changes in fair value of equity investments that are classified as "available for sale" under the provisions SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." During September 1999, we made equity investments in two unrelated companies at a cost of $6.5 million.

NOTE E - STOCK REPURCHASE

On August 30, 1999, our Board of Directors authorized a repurchase of up to $500 million of our stock. As of September 25, 1999, we had purchased 36,294,500 shares of our stock at a total cost of $390.2 million plus commissions. We have since purchased an additional 10,179,900 shares at a total cost of $106.9 million plus commissions, substantially completing the authorized repurchase program.

NOTE F - LONG-TERM DEBT

In July 1999, we entered into term loan and revolving credit agreements with several Japanese banks (the "yen facilities") to provide financing for our operations in Japan. The yen facilities provide for maximum aggregate borrowings of (Y)9.76 billion (the equivalent of $80 million at the time that the agreements were executed and $90 million at September 25, 1999) at an interest rate of .875% over the Tokyo Interbank Offered Rate ("TIBOR"). These yen facilities contain covenants similar to those in our domestic credit facility, which you can read about in our 1998 Annual Report. We borrowed
(Y)2.03 billion (the equivalent of $19.4 million at September 25, 1999) under these yen facilities during the third quarter of 1999. We have borrowed an additional (Y)2.82 billion (the equivalent of $26.8 million at the time of the borrowings) subsequent to the end of the third quarter. Effective as of October 28, 1999, we entered into a yen interest rate swap for a notional amount of
(Y)2.4 billion in order to hedge against the volatility of the interest payments on a portion of the yen borrowings. The terms of the swap specify that we pay an interest rate of .7% and receive TIBOR.

NOTE G - EARNINGS PER SHARE ("EPS")

Basic EPS is calculated based on the weighted average number of shares outstanding during each period. Diluted EPS further assumes that: 1) our zero coupon, convertible subordinated notes, if dilutive (i.e., if their effect reduces EPS), were converted to common stock as of the beginning of each period, 2) stock options, if dilutive (i.e., if the exercise price of the option is lower than the average market price of the common stock), were exercised and 3) the proceeds from the assumed exercise of dilutive stock options were used to repurchase common stock to be held in treasury. We adjust net earnings under this assumption for interest accreted on the notes, if dilutive, net of the related income tax effect.

You should use the following information to compute basic and diluted EPS for the periods indicated.


                                                          Third Quarter                      Year to Date
                                                    -------------------------            ---------------------------
                                                      1999              1998               1999               1998
                                                    -------           -------            -------            --------
Basic:
   Weighted average number of
     common shares outstanding                      368,878           367,706            371,989            366,401
                                                   ========          ========           ========           ========
Diluted:
   Net earnings (loss)                             $ (1,073)         $ 15,748           $173,619           $164,518
   Interest expense related to
     convertible notes, net of income taxes              --                --              8,943              8,641
                                                   --------          ---------          --------           --------
     Adjusted net earnings (loss)                  $ (1,073)         $  15,748          $182,562           $173,159
                                                   ========          =========          ========           ========

   Weighted average number of
      common shares outstanding                     368,878           367,706            371,989            366,401
   Shares issued upon assumed
      conversion of convertible notes*                   --                --             24,746             24,825
   Shares issued upon assumed
      exercise of dilutive stock options              5,795            10,843              9,124             10,774
                                                   --------          ---------          --------           --------
      Shares used in computing diluted EPS          374,673           378,549            405,859            402,000
                                                   ========          =========          ========           ========

     *For the third quarter of 1999 and 1998, the zero coupon, convertible subordinated notes were anti-dilutive and, accordingly, were not included in the diluted EPS calculations.


NOTE H - NON-CASH INVESTING AND FINANCING TRANSACTIONS

Our Consolidated Statements of Cash Flows do not include the following non-cash investing and financing transactions.


                                                                                     Year to Date
                                                                            ----------------------------
                                                                              1999                 1998
                                                                            -------               ------
Additional paid-in capital related
     to income tax benefits on stock options exercised                      $13,760               $9,346
Assets acquired under capital leases                                         37,795                8,292
Common stock issued upon conversion of debt                                     329                1,116
Unrealized gain on investment securities, net of income taxes                 6,977                   --

NOTE I - NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that we record all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for according to the intended use of the derivative and whether it qualifies for hedge accounting.

In July 1999, the FASB issued SFAS No.137, which defers the effective date of SFAS No. 133 until the start of fiscal years beginning after June 15, 2000. We will adopt SFAS No. 133 in our fiscal year 2001. We do not expect the adoption of SFAS No. 133 to have a material impact on our financial position or the results of our operations.

NOTE J - SEGMENT INFORMATION

We operate through three reportable segments: Stores, Business Services and International. You will find a more complete description of each of these operating groups in paragraphs 5 through 7 of ITEM 2 (MD&A). We have identified and defined these segments based on how our management evaluates our business internally. In the second quarter of 1999, we revised our segment definitions to better reflect management accountability. All segment amounts presented here have been restated to reflect this change. The accounting policies we apply to each of our segments are the same as those applied to the consolidated Company. You will find a summary of our significant accounting policies in Note A to our audited 1998 consolidated financial statements. The following is a summary of significant accounts and balances by segment for the 13 and 39 weeks ended September 25, 1999 and September 26, 1998, respectively, that reconciles to our consolidated financial statements for the comparable periods.


                                                                    SALES*
                                       --------------------------------------------------------------
                                              Third Quarter                      Year to Date
                                       ---------------------------        ---------------------------
                                          1999             1998              1999              1998
                                       ----------       ----------        ----------       ----------
Stores                                 $1,462,416       $1,247,700        $4,264,756       $3,747,203
Business Services                         803,484          736,663         2,337,771        2,189,269
International                             313,489          251,426           944,926          768,323
                                       ----------       ----------        ----------       ----------
  Total reportable segments             2,579,389        2,235,789         7,547,453        6,704,795
Eliminations                                 (889)            (889)           (3,066)          (2,660)
                                       ----------       ----------        ----------       ----------
  Total                                $2,578,500       $2,234,900        $7,544,387       $6,702,135
                                       ==========       ==========        ==========       ==========


     *Sales by operating segment include intersegment sales, which we generally record at the cost to the selling entity.


                                            PROVISION FOR LOSSES ON INVENTORIES AND RECEIVABLES
                                          -----------------------------------------------------------
                                               Third Quarter                      Year to Date
                                          ------------------------           ------------------------
                                           1999              1998              1999             1998
                                          -------          -------           -------          -------
Stores                                    $23,511          $ 5,392           $34,137          $17,895
Business Services                          26,113            8,309            43,461           22,801
International                               3,989            3,206             9,456            7,195
                                          -------          -------           -------          -------
  Total reportable segments                53,613           16,907            87,054           47,891
Other                                          --               --                --               --
                                          -------          -------           -------          ------
  Total                                   $53,613          $16,907           $87,054          $47,891
                                          =======          =======           =======          =======



                                                        DEPRECIATION AND AMORTIZATION
                                          -----------------------------------------------------------
                                                Third Quarter                      Year to Date
                                          ------------------------         --------------------------
                                           1999              1998             1999             1998
                                          -------          -------         ---------        ---------
Stores                                    $19,058          $15,337         $  54,636         $ 44,276
Business Services                           7,891            8,298            20,631           20,525
International                               4,683            1,954            10,776            6,092
                                          -------          -------         ---------         --------
  Total reportable segments                31,632           25,589            86,043           70,893
Other                                      13,039           10,323            37,687           32,031
                                          -------          -------         ---------         --------
  Total                                   $44,671          $35,912          $123,730         $102,924
                                          =======          =======          ========         ========



                                                   EARNINGS BEFORE INCOME TAXES*
                                        -------------------------------------------------------------
                                               Third Quarter                      Year to Date
                                        --------------------------         --------------------------
                                           1999             1998              1999             1998
                                        ---------        ---------         ---------        ---------
Stores                                  $  37,203        $ 122,831         $ 294,905        $ 355,392
Business Services                          51,059           55,698           181,397          146,231
International                              29,714           36,546           111,998          101,815
                                        ---------        ---------         ---------        ---------
  Total reportable segments               117,976          215,075           588,300          603,438
Eliminations and other                   (114,779)        (172,209)         (307,784)        (325,848)
                                        ---------        ---------         ---------        ---------
  Total                                 $   3,197        $  42,866         $ 280,516        $ 277,590
                                        =========        =========         =========        =========

*Earnings before income taxes for our reportable segments include the charges discussed in Note C.

Eliminations and other in the table above consist of the following:


                                                Third Quarter                       Year to Date
                                         -------------------------          ------------------------
                                           1999            1998               1999            1998
                                         --------         --------          --------        --------
General and administrative expenses      $106,129         $ 83,772          $285,559         $233,065
Unallocated portion of miscellaneous
   expense, net                             1,759            1,555             5,132            4,627
Interest (income) expense, net             (2,149)          (1,063)           (7,520)             (30)
Merger and restructuring costs              8,955           87,815            24,434           87,815
Intersegment transactions                      85              130               179              371
                                        ---------         --------          --------         --------
Total                                    $114,779         $172,209          $307,784         $325,848
                                         ========         ========          ========         ========


As illustrated above, we evaluate the performance of each of our business segments based on their results of operations before income taxes, merger and restructuring costs, goodwill amortization, interest (income) expense and general and administrative expenses.


                                                           CAPITAL EXPENDITURES
                                       --------------------------------------------------------------
                                                Third Quarter                      Year to Date
                                       ---------------------------          -------------------------
                                         1999               1998              1999              1998
                                       --------            -------          --------         --------
Stores                                 $ 37,280            $35,633          $160,330         $ 76,157
Business Services                        33,161              8,089            57,380           34,400

International                            20,801              8,110            26,792           17,348
                                       --------            -------          --------         --------
  Total reportable segments              91,242             51,832           244,502          127,905
Other                                    15,667              5,120            51,869           28,295
                                       --------            -------          --------         --------
  Total                                $106,909            $56,952          $296,371         $156,200
                                       ========            =======          ========         ========


                                                                  ASSETS*
                                                                  -------
                                                                   As of
                                                       ------------------------------
                                                       September 25,     December 26,
                                                          1999               1998
                                                        ----------       -----------
  Stores                                                $1,916,336        $1,783,183
  Business Services                                        898,632           882,248
  International                                            587,415           501,581
                                                        ----------        ----------
    Total reportable segments                            3,402,383         3,167,012
  Eliminations and other                                   837,886           902,207
                                                        ----------        ----------
    Total                                               $4,240,269        $4,069,219
                                                        ==========        ==========

     *Assets that were not allocated to segments consist primarily of corporate cash balances, tax related accounts, employee benefit plan balances, goodwill and other assets associated with corporate investing and financing activities.

We currently have operations, including joint ventures and licensees, in Australia, Austria, Belgium, Canada, Colombia, France, Germany, Hungary, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, the Netherlands, Poland, Thailand (see Note C above for information relating to our decision to sell our Thailand operations), the United Kingdom and the United States. We do not generate 10% or more of our total sales in any single country outside of the United States. Summarized information relating to our operations inside and outside of the United States is as follows:


                                               SALES                                                 ASSETS
                    ----------------------------------------------------------         --------------------------------
                                                                                                    As of
                                                                                       --------------------------------
                             Third Quarter              Year to Date                   September 25,      December 26,
                    ----------------------------    --------------------------         -------------      -------------
                        1999           1998           1999            1998                 1999               1998
                    ------------    ------------    -----------   ------------         ------------        ------------
  United States       $2,216,959      $1,941,626     $6,453,596     $5,795,137           $3,513,650          $3,470,241
  International*         361,541         293,274      1,090,791        906,998              726,619             598,978
                    ------------    ------------    -----------   ------------         ------------        ------------
    Total             $2,578,500      $2,234,900     $7,544,387     $6,702,135           $4,240,269          $4,069,219
                      ==========      ==========     ==========     ==========           ==========          ==========

     *As used above, International includes Canada. For purposes of identifying our reportable operating segments, we include our Canadian operations in our Stores segment. Additionally, certain corporate assets, primarily goodwill, relating to our Canadian and International operations have been included in International assets above.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Tabular amounts in thousands)

GENERAL

Office Depot, Inc., together with our subsidiaries and collectively referred to as "Office Depot" or "we," is the largest supplier of office products and services in the world. We sell to consumers and businesses of all sizes through three business segments: Stores, Business Services and International. Each of these segments is described in more detail below. We operate on a 52 or 53-week fiscal year ending on the last Saturday in December.

This Management's Discussion and Analysis ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial results and financial condition. This MD&A section contains significant amounts of forward-looking information, and is qualified by our Cautionary Statements referred to below regarding "forward-looking information." We recommend that you read this MD&A in conjunction with our Consolidated Financial Statements and the Notes to those statements, as well as our 1998 Annual Report on Form 10-K.

In August 1998, Office Depot, Inc. merged with Viking Office Products, Inc. ("Viking"). As part of the merger, each outstanding share of Viking common stock was converted into one share of Office Depot common stock. We accounted for the merger as a pooling of interests. We have restated and combined the consolidated financial statements and other non-financial information of Office Depot with the consolidated financial statements and other non-financial information of Viking to show you the results as if the merger had taken place at the beginning of the periods reported.

On February 24, 1999, our Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend distributed on April 1, 1999 to stockholders of record on March 11, 1999. We have restated all share and per share amounts in our financial statements to reflect this stock split.

STORES DIVISION -- Our Stores Division sells office products and copy and print services primarily under the Office Depot(R) brand to retail customers through our chain of high volume office supply stores in the United States and Canada. In the first nine months of 1999, our Stores Division opened 86, relocated 10 and closed one office supply store, bringing our total number of stores open at the end of the third quarter to 787. This compares with 634 stores that were open at the end of the third quarter of 1998.

BUSINESS SERVICES GROUP -- Through our Business Services Group, we sell office products and services to contract and commercial customers through our Office Depot(R) and Viking Office Products(R) direct mail catalogs and Internet sites. In addition, our contract sales force is dedicated solely to serving the needs of our contract customers. To facilitate delivery to our domestic commercial, contract and retail customers, our Business Services Group operated 30 customer service centers ("CSCs") at the end of the third quarter of 1999. This compares to 31 CSCs in operation at the end of the comparable period in 1998.

INTERNATIONAL -- Our International Division sells office products and services to retail and commercial customers in 17 countries outside the United States and Canada. At the end of the third quarter of 1999, there were 105 office supply stores outside the United States and Canada operating under the Office Depot name, 29 of which were wholly owned by us. This compares to 66 stores, none of which were wholly owned, at the end of the comparable period in 1998. In addition to these stores, located in eight foreign countries, our International Division has catalog and delivery operations in 13 countries.

As we integrate our Office Depot and Viking operations, we intend to close certain facilities, both domestically and internationally, over the next 21 months. We expense the estimated costs of this integration, primarily asset impairment and facility exit costs, as these costs are incurred. These costs are included in merger and restructuring costs. See MERGER AND RESTRUCTURING COSTS.


RESULTS OF OPERATIONS

SALES


                                       THIRD QUARTER 1999           THIRD QUARTER 1998        INCREASE
                                       ------------------           ------------------        --------
     Stores                                   $1,462,416                     $1,247,700             17%
     Business Services                           803,484                        736,663              9%
     International                               313,489                        251,426             25%
     Inter-segment                                  (889)                          (889)
                                              ----------                     ----------
        Total                                 $2,578,500                     $2,234,900             15%
                                              ==========                     ==========


                                       YEAR TO DATE 1999              YEAR TO DATE 1998        INCREASE
                                       -----------------              -----------------        --------
     Stores                                   $4,264,756                     $3,747,203             14%
     Business Services                         2,337,771                      2,189,269              7%
     International                               944,926                        768,323             23%
     Inter-segment                                (3,066)                        (2,660)
                                              ----------                     ----------
        Total                                 $7,544,387                     $6,702,135             13%
                                              ==========                     ==========

We increased sales in our Stores Division primarily through our store expansion program. Sales generated by the 153 stores we have added since the end of the third quarter of 1998 represent over 70% of the total sales increases for the Stores Division. Additionally, comparable store sales increased 3% for the quarter and 2% for the first nine months of 1999. Sales of technology products (computers, printers, peripherals, software and related supplies) in our stores, up 27% for the quarter and 19% year to date, lead the increases, with the increase in units sold exceeding significant declines in average selling prices, particularly in computer hardware.

In our Business Services Group, we achieved increased sales for the third quarter and first nine months of 1999 through our expansion of the contract sales force and by increased use of our public (www.officedepot.com) and business-to-business Internet sites. We believe that by offering our customers greater flexibility in their ordering choices, we have attracted new customers. Our Internet sales increased to $98.9 million in the third quarter of 1999 and $219.4 million in the first nine months of 1999, compared with sales of $19.0 million and $37.1 million in the third quarter and first nine months of 1998, respectively. Sales of business machines supplies and furniture contributed most significantly to these increases, with growth in both the units sold and the average selling prices.

In addition to comparable sales increases, the sales in our International Division include 100% of the sales from our French and Japanese stores in 1999, but not in 1998. These results were not consolidated until the fourth quarter of 1998 and the second quarter of 1999, respectively, when we purchased the remaining 50% interest in these operations from our joint venture partners. We also continued to increase the market penetration of our Viking brand, generating higher catalog sales in local currencies in each country in which we operate. Our overall International Division sales increased 29% for the quarter and 24% year to date in local currencies.

Competitive, political and economic conditions, including currency fluctuations, in international markets in which we do business may impact our sales in the future. Additionally, the opening of new Office Depot stores in markets where stores already exist could negatively affect our comparable store sales increases in the future.


GROSS PROFIT


                                                             ADJUSTED                                                      ADJUSTED
                                    GROSS         GROSS       GROSS                               GROSS         GROSS       GROSS
                                   PROFIT        PROFIT%     PROFIT%*                             PROFIT        PROFIT%    PROFIT%*
                                   -------       --------    --------                             -------       --------   --------
   THIRD QUARTER 1999                                                  YEAR TO DATE 1999
   ------------------                                                  ------------------
     Stores                        $292,871        20.0%      22.7%      Stores                   $  954,797     22.4%     23.3%
     Business Services              235,859        29.4%      31.3%      Business Services           723,233     30.9%     31.6%
     International                  121,629        38.8%      39.3%      International               380,276     40.2%     40.4%
     Inter-segment                     (367)                             Inter-segment                (1,231)
                                   --------                                                       ----------
        Total                      $649,992        25.2%      27.4%         Total                 $2,057,075     27.3%     28.0%
                                   ========                                                       ==========




  THIRD QUARTER 1998                                                   YEAR TO DATE 1998
  ------------------                                                   -----------------
     Stores                        $292,879        23.5%       n/a       Stores                  $  857,720      22.9%      n/a
     Business Services              225,518        30.6%       n/a       Business Services          654,558      29.9%      n/a
     International                  103,901        41.3%       n/a       International              314,784      41.0%      n/a
     Inter-segment                     (262)                             Inter-segment                 (883)
                                   --------                                                      ----------
        Total                      $622,036        27.8%       n/a         Total                 $1,826,179      27.2%      n/a
                                   ========                                                      ==========


* Gross profit for the third quarter and year-to-date periods in 1999 include a provision for slow-moving and obsolete inventories of $56.1 million. Since this provision is of a non-recurring nature, we have shown gross profit percentages before consideration of this charge. The provision is discussed separately below.


Gross Profit Excluding Provision for Slow-moving and Obsolete Inventories
-------------------------------------------------------------------------

For the quarter, the decrease in our overall gross profit as a percentage of sales is the result of increased occupancy costs relative to sales, which was driven by a decline in the average age of our store base. Until a store reaches maturity, its fixed expenses as a percentage of sales are typically higher than more mature stores. On a year-to-date basis, this also impacted our overall gross profit rate but was more than offset by lower net product costs.

As we have grown and our relationships with our key vendors have strengthened, we have continued to lower our net product costs, thereby strengthening our gross profit percentages. During the fourth quarter of 1998, our Finance and Merchandising groups made substantial improvements to the systems and processes we use to manage our volume rebate, cooperative advertising and marketing programs. As a result, we have been able to reflect the impact of these programs on a more consistent and timely basis during the year than in the past. This improvement was a significant positive contributor to gross profit percentages in our Stores and Business Services segments for the third quarter and first nine months of 1999.

In our Stores Division, technology products, which yield lower gross profit percentages than our other product groups, continued to increase as a percentage of our total sales mix. In our general office supplies group, we have benefited from lower purchase costs for paper products.

We earn higher gross profit percentages in our Business Services Group than in our Stores Division principally because of a different sales mix. The gross profit percentages are, however, lower than those earned internationally as a result of the lower relative pricing offered to our contract customers. Paper and other general office supplies account for a much larger percentage of total sales in our Business Services Group than in our Stores Division. These products yield higher gross profit percentages than our other product groups. In our Business Services Group, the improvements in our vendor programs processes were a significant factor in our improved gross margin percentages for the quarter and year-to-date periods. Further contributing to the increases were lower net costs for our paper products and a more disciplined contract pricing approach.

Gross profit in our International Division for the third quarter decreased largely from the consolidation of our French and Japanese retail operations, which were previously accounted for under the equity method. Gross profit percentages earned in our international retail stores are significantly lower than in our international catalog business.

Our overall gross profit percentage fluctuates as a result of numerous factors, including competitive pricing pressures, changes in product, catalog and customer mix, suppliers' pricing changes, as well as our ability to manage our net product costs through growth in total merchandise purchases. Additionally, our occupancy costs may vary as we add stores and CSCs in new markets with varying rental and other occupancy costs.

Provision for Slow-moving and Obsolete Inventories
--------------------------------------------------

In the third quarter of 1999, we increased our provision for slow-moving and obsolete inventories in our warehouses and stores by $56.1 million. This increased provision is primarily related to slow moving technology related products whose market values have been adversely affected by accelerated rates of change in technology and a rationalization of the warehouse inventory assortments in conjunction with the Viking warehouse consolidation. Because we do not anticipate the circumstances necessitating this increased provision to be of a recurring nature, we have separately explained this charge.

This increased provision impacted gross profit in our business segments as follows:


     Stores                             $39,200
     Business Services                   15,500
     International                        1,400
                                      ---------
        Total                           $56,100
                                      =========

While management believes that this charge is of a non-recurring nature, we cannot assure you that we will not incur charges like this in the future.

STORE AND WAREHOUSE OPERATING AND SELLING EXPENSES



                                    STORE AND                                                  STORE AND
                                    WAREHOUSE                                                  WAREHOUSE
                                  OPERATING AND      % OF                                    OPERATING AND       % OF
                                SELLING EXPENSES     SALES                                 SELLING EXPENSES      SALES
                                ----------------    ------                                 ----------------      -----
   THIRD QUARTER 1999                                          YEAR TO DATE 1999
   ------------------                                          -----------------
     Stores                           $212,248        14.5%        Stores                       $ 605,747          14.2%
     Business Services                 181,572        22.6%        Business Services              538,564          23.0%
     International                      88,416        28.2%        International                  263,574          27.9%
     Inter-segment                        (282)                    Inter-segment                   (1,052)
                                      --------                                                 ----------
        Total                         $481,954        18.7%           Total                    $1,406,833          18.6%
                                      ========                                                 ==========

  THIRD QUARTER 1998                                           YEAR TO DATE 1998
  ------------------                                           -----------------
     Stores                           $167,969        13.5%        Stores                       $ 498,158          13.3%
     Business Services                 168,234        22.8%        Business Services              504,819          23.1%
     International                      66,666        26.5%        International                  204,239          26.6%
     Inter-segment                        (132)                    Inter-segment                     (512)
                                      --------                                                 ----------
        Total                         $402,737        18.0%              Total                 $1,206,704          18.0%
                                      ========                                                 ==========


In our Stores Division, we have opened 153 stores, net of closures, since the end of the third quarter of 1998, which has lowered the average age of our store base. Because newer stores usually generate lower average sales than mature stores, operating and selling expenses as a percentage of sales in our Stores Division have increased. Additionally, we believe that opening new stores in existing markets has cannibalized the sales of other Office Depot stores in those markets (i.e., had the effect of reducing sales at existing stores), causing our expenses to increase relative to sales. The increase for the quarter and year-to-date periods was driven largely by personnel-related expenses, which represent over 60% of our Stores' operating expenses and have a relatively large fixed cost component. Wage pressure associated with attracting a more skilled sales force has increased our payroll costs during 1999.

Operating and selling expenses as a percentage of sales are significantly higher in our Business Services Group than in our Stores Division, principally because of the need for a more experienced and more highly compensated sales force. Although our Business Services Group made operating efficiency improvements in our warehouses during the third quarter of 1999, these improvements are expected to impact our overall operating expenses more significantly in future quarters. In addition, while operating synergies arising from the Viking merger have begun to have a positive impact on our Business Services Group's operating and selling expenses, we believe we will achieve even greater improvements next year. During the fourth quarter of 1999, we began combining the processing of Office Depot and Viking brand orders in our warehouses, and we expect to have fully integrated all warehouses by the first half of 2001. This will significantly reduce the total number of warehouse facilities we operate and should positively impact our Business Services Group's overall operating expenses relative to sales. See additional discussion of the planned integration in MERGER AND RESTRUCTURING COSTS.

Similar to the situation in our Business Services Group, personnel and delivery expenses are significant components of our International Division's operating and selling expenses. Furthermore, because direct mail presently constitutes our largest international sales channel, advertising expense, including the cost of catalog production and mailing, represents a significant expense for us. Certain of our operations are in their start-up phase, which also increases our international operating expenses as a percentage of sales when compared to other reporting segments. For both the quarter and year-to-date periods, increased advertising costs significantly impacted our International Division's operating expenses as a percentage of their sales. Increasing competition in certain of our established markets, coupled with efforts to gain market share in certain of our newer markets, have driven up our advertising costs. Furthermore, as discussed earlier in this MD&A, we have consolidated the results of our French and Japanese retail operations in 1999, as opposed to using the equity method for these investments in the comparable prior year periods. Because retail operations are typically more costly than catalog operations, this has had the effect of raising our international operating expenses relative to sales. As we continue to grow our international business and establish brand recognition, we expect to leverage certain fixed operating expenses, and our cost to attract new customers should decline as a percentage of sales. We believe, however, that these improvements will be offset by the incremental costs incurred to continue developing new markets, including Japan.

PRE-OPENING EXPENSES


                                 PRE-OPENING     LOCATIONS                                    PRE-OPENING      LOCATIONS
                                   EXPENSES       OPENED*                                       EXPENSES        OPENED*
                                 -----------     ---------                                    -----------      ----------
 THIRD QUARTER 1999                                              YEAR TO DATE 1999
 ------------------                                              -----------------
     Stores                         $4,147            33              Stores                      $14,872           96
     Business Services                 321             1              Business Services               365            1
     International                     539             7              International                 1,472           12
                                    ------                                                        -------
        Total                       $5,007                               Total                    $16,709
                                    ======                                                        =======

THIRD QUARTER 1998                                               YEAR TO DATE 1998
------------------                                               -----------------
     Stores                         $2,077           18               Stores                       $4,168           36
     Business Services               1,586           --               Business Services             3,508            1
     International                      --           --               International                    --           --
                                    ------                                                         ------
        Total                       $3,663                                 Total                   $7,676
                                    ======                                                         ======


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

Pre-opening expenses generally approximate $160,000 for a domestic office supply store. We typically incur these expenses during a six-week period prior to the store opening. On a year-to-date basis in 1999, these costs increased significantly on a per-store basis because of our acquisition of a group of stores from another retailer, which generated higher occupancy costs attributable to a longer pre-opening period. The cost to open a new CSC varies significantly with the size, type and location of the facility. Historically, we have incurred up to $1,750,000 to open domestic CSCs.

GENERAL AND ADMINISTRATIVE EXPENSES


                                                    Third Quarter                            Year to Date
                                           -----------------------------             ----------------------------
                                            1999                  1998                 1999                1998
                                           --------              -------             --------            --------
General and
  administrative expenses                  $106,129              $83,772             $285,559            $233,065

Percentage of sales                            4.12%                3.75%                3.79%               3.48%


Our general and administrative expenses consist primarily of personnel-related costs associated with support functions. Because these functions, for the most part, support all segments of our business, we do not consider these costs in determining our segment profitability. Throughout 1998 and 1999, we strengthened our corporate infrastructure, particularly in the areas of Supply Chain Management and MIS. This initiative was a significant contributor to the increase in our general and administrative expenses in the third quarter and first nine months of 1999, versus the comparable 1998 periods. The benefits of this increased spending are reflected in our lower levels of inventory per store and improved purchasing efficiencies. Also contributing to the growth was an increase in spending to support our international expansion.

MERGER AND RESTRUCTURING COSTS

In August 1998, we completed our merger with Viking and began implementing our plans to integrate the Office Depot and Viking businesses. As we continue to integrate the two companies, both domestically and internationally, we intend to close certain facilities. Furthermore, as a result of our decision to focus on the continued growth of our core businesses and on expanding our international operations, we closed our Furniture at Work(TM) and Images(TM) stores. During the third quarter of 1998, we incurred merger and restructuring costs of $87.8 million associated with these activities. These costs consisted principally of facility exit and personnel related costs.

In November 1998, we purchased our joint venture partner's interest in our French retail operations. Following this purchase, we decided to restructure and integrate our separate Office Depot and Viking operations in France. Similarly, in April 1999, we purchased our joint venture partner's interest in our Japanese retail operations and announced plans to restructure and integrate our operations in Japan.

During the first nine months of 1999, we recorded merger and restructuring costs of $24.4 million, primarily associated with additional personnel related costs and with our plans for restructuring and integrating our Japanese operations.

The costs required to complete our merger and restructuring plans are expensed as incurred, and necessarily involve the use of estimates. These estimates are subject to change as the integration and restructuring process evolves.

STORE CLOSURE AND RELOCATION COSTS

We recorded a charge of $46.4 million in the third quarter of 1999 to reflect our decision to accelerate our store closure and relocation program for older and under-performing stores in our Stores Division. The charge also reflected our decision to sell our interest in our two stores in Thailand. On October 28, 1999, we entered into an agreement with Central Retail Group, our joint venture partner, to sell to them our Thailand operations and license to them certain trademarks and software and operating systems. Central Retail Group will now operate the two stores under a license agreement. Finally, the charge also reflects our decision to write-down certain other long-term assets in our Business Services Group.

These charges, consisting of asset impairment costs ($29.1 million), residual lease obligations ($14.4 million) and other exit costs ($2.9 million), impacted operating profit of our business segments as follows:

          Stores                             $39,273
          Business Services                    2,907
          International                        4,258
                                           ---------
             Total                           $46,438
                                           =========

While management believes that this charge is of a non-recurring nature, we cannot assure you that we will not incur charges of this nature in the future. Excluding the after-tax impact of the store closure and relocation charges and the provision for slow-moving and obsolete inventories, our diluted earnings per share would have been $0.19 for the third quarter of 1999 and $0.65 for the first nine months of 1999, compared with $.21 and $.60 for the respective periods in 1998.


OTHER INCOME AND EXPENSES

We do not consider interest income and expense arising from our financing activities at the corporate level in determining segment profitability. The net increase in interest income results from larger average cash balances maintained throughout the first nine months of 1999 compared with the first nine months of 1998. Pursuant to our Board of Directors authorizing a stock repurchase of up to $500 million, we purchased 36,294,500 shares of our stock at a total cost of $390.2 million plus commissions during the third quarter of 1999. Subsequent to the end of the quarter, we substantially completed the remainder of the authorized stock repurchase. As a result, our cash balances have declined, and we expect a proportional impact on our interest income.

The majority of our interest expense is fixed in nature and relates to our convertible, subordinated debt.

Miscellaneous expense consists of equity in the earnings (losses) of our investments, royalty and franchise income that we generate under license agreements, and amortization of goodwill. Because our equity investees operate outside of the United States and Canada, equity in earnings (losses) of our investees is included in determining the profitability of our International Division. The decreases in miscellaneous expense are primarily attributable to the consolidation of our Japanese operations beginning in the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

                                         Year to Date
                                  ---------------------------         Increase
                                    1999              1998           (Decrease)
                                  --------           --------        ----------
Operating activities              $449,646           $489,802        $ (40,156)
Investing activities              (382,554)          (216,063)        (166,491)
Financing activities              (264,882)            35,372         (300,254)

OPERATING

We have historically relied on cash flow generated from our operations as our primary source of funds because the majority of our store sales are generated on a cash and carry basis. Furthermore, we use private label credit card programs, administered and financed by financial services companies, to expand our sales without the burden of carrying additional receivables. Our cash requirements are also reduced by vendor credit terms that allow us to finance a portion of our inventory. We generally offer credit terms, under which we carry our own receivables, to our contract and certain of our direct mail customers. As we expand our contract and direct mail businesses, we anticipate that our accounts receivable portfolio will continue to grow. Receivables from our vendors under rebate, cooperative advertising and marketing programs comprise a significant percentage of our total receivables. These receivables tend to fluctuate seasonally (growing during the second half of the year and declining during the first half) because certain collections occur after an entire program year has been completed.

The decline in cash flows from our operating activities is primarily attributable to our increased store openings. We opened 108 stores, including 10 relocations, domestically and internationally during the first nine months of 1999 as compared to 36 stores, including three relocations, during the same period in 1998. Opening a new store requires a cash outlay of approximately $800 thousand for the portion of inventories that is not financed by our vendors, as well as approximately $160 thousand for pre-opening expenses (see PRE-OPENING EXPENSES).

INVESTING

Capital assets represent our primary investing activity. The number of stores and CSCs we open or remodel generally drives the volume of our capital investments. The increasing requirements for computer and other equipment at our corporate offices to support our expansion and complete our Y2K remediation (see YEAR 2000) also contribute to our investing activities.

We opened 96 stores, including 10 relocations, in the United States and Canada, nine stores in France and three stores in Japan during the first nine months of 1999, compared with 36 stores opened, including three relocations, in the United States and Canada during the comparable 1998 period. This increase was the most significant contributor to the overall increase in our capital expenditures for the first nine months of 1999. Opening a new store requires a cash outlay of approximately $700 thousand for leasehold improvements, fixtures, point-of-sale terminals and other equipment in the stores.

We currently plan to open approximately 40 additional stores in the Stores Division and 13 stores in the International Division during the remainder of 1999. We expect our cash requirements for new stores to approximate the amounts discussed above in OPERATING and INVESTING. Our cash requirements for new CSCs, which are significantly greater than for stores, vary depending on the size, type and location of the facility.

FINANCING

In February 1998, we entered into a credit agreement with a syndicate of banks. This credit agreement provides us with a working capital line and letters of credit totaling $300 million. This credit agreement replaced a previous credit agreement with another group of banks. It provides for various borrowing rate options, including a rate based on credit rating and fixed charge coverage ratio factors that currently would result in an interest rate of .18% over LIBOR. The credit facility expires in February 2003 and contains certain restrictive covenants relating to various financial statement ratios. Since February 1997, we have not borrowed any amounts against this or our prior credit facility. As of September 25, 1999, we had outstanding letters of credit totaling $19.7 million under the facility.

In July 1999, we entered into term loan and revolving credit agreements with several Japanese banks (the "yen facilities") to provide financing for our operations in Japan. The yen facilities provide for maximum aggregate borrowings of (Y)9.76 billion (the equivalent of $80 million at the time that the agreements were executed and $90 million at September 25, 1999) at an interest rate of .875% over the Tokyo Interbank Offered Rate ("TIBOR"). These yen facilities contain covenants similar to those in our domestic credit facility, which you can read about in our 1998 Annual Report. We borrowed
(Y)2.03 billion (the equivalent of $19.4 million at September 25, 1999) under the yen facilities in the third quarter of 1999. We have borrowed an additional
(Y)2.82 billion (the equivalent of $26.8 million at the time of the borrowings) subsequent to the end of the third quarter. Effective as of October 28, 1999, we entered into a yen interest rate swap for a notional amount of (Y)2.4 billion in order to hedge against the volatility of the interest payments on a portion of the yen borrowings. The terms of the swap specify that we pay an interest rate of .7% and receive TIBOR.

In addition to bank borrowings, we have historically used equity capital, convertible debt and capital equipment leases as supplemental sources of funds.

The year-to-date decline in cash from our financing activities year to date during 1999, as compared to the year-to-date 1998 period, was driven by our stock repurchase program. As of September 25, 1999, we had purchased 36,294,500 shares of our stock at a total cost of $390.2 million plus commissions, $60.2 million of which had not been paid for by the end of the third quarter. We have since purchased an additional 10,179,900 shares at a total cost of $106.9 million plus commissions, substantially completing the authorized stock repurchase program. This decrease was offset slightly by stock options exercised by our employees. In connection with our merger with Viking, all options held by Viking employees prior to the merger, with the exception of those granted under Viking's annual option award in July 1998, became fully vested on the merger date.

In 1992 and 1993, we issued Liquid Yield Option Notes ("LYONs(R)"), which are zero coupon, convertible subordinated notes maturing in 2007 and 2008, respectively. Each LYON(R) is convertible at the option of the holder at any time on or prior to its maturity into Office Depot common stock at conversion rates of 43.895 and 31.851 shares per 1992 and 1993 LYON(R), respectively. On November 1, 2000 for the 1993 LYONs(R) and December 11, 2002 for the 1992 LYONs(R), the holder may require us to purchase the LYONs(R) from them at the issue price plus accrued original issue discount. If the holder decides to exercise their put option, we have the choice of paying the holder in cash, common stock or a combination of the two.

We continually review our financing options. Although we currently anticipate that we will finance all of our 1999 expansion and other activities through cash on hand, funds generated from operations, equipment leases and funds available under our credit facilities, we will consider alternative financing if market conditions make it financially attractive. Our financing requirements beyond 1999 will be affected by our operating and investing decisions, including the number of new stores or CSCs we open or acquire, and the decisions of the LYONs(R) holders.

SIGNIFICANT TRENDS, DEVELOPMENTS AND UNCERTAINTIES

Throughout 1999, we have seen continued development and growth of traditional and innovative competitors in all segments of our business. Mass merchandisers have increased their assortment of home office merchandise and are formidable competitors in the area of back-to-school business as well as year round casual shoppers for non-technology business products. Other office superstores have provided strong competition in a number of markets in which we compete head to head with them. They have taken steps to open stores in the markets in which Office Depot has traditionally been the market leader, just as we have begun to penetrate markets in which they have traditionally been stronger. The net result is likely to be increased competitive pressures on margins in multi-store markets.

With the growth of Internet-based businesses, new and innovative competitors have arisen, offering many of our products online. By offering special purchase incentives and one-time deals (such as close-outs), they continue to place pressure on our sales and margins. We have our own Internet and business-to-business Web sites and believe that we are in a position to be competitive in the e-commerce fields of today and tomorrow. We are increasing our willingness to invest in strategic partnerships with Internet companies offering innovative solutions to small businesses, which are the core customer base of our business. We believe it is inevitable that the pace of transition to e-commerce will accelerate in the future and that we must remain committed to developing our own internal capabilities in this field of commerce, while remaining open to investing in new and innovative e-commerce business enterprises. Most of our competitors are similarly investing in electronic commerce activity, by starting their own Internet sites, investing in Internet businesses or a combination of the two.

YEAR 2000

As the Year 2000 ("Y2K") approaches, along with most other businesses, we are faced with issues related to the inability of certain electronic data operating systems to differentiate between the years 1900 and 2000 when processing data. Many systems and programs were written to recognize and process two digits for the year, instead of four.

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

Most of our current application systems were developed over the past four years and were designed to use four-digit year values. We believe that these systems are already Y2K compliant. To ensure a smooth transition into the millennium, we established our Year 2000 Project Office led by a Year 2000 Project Team (collectively referred to as "Project 2000"). The objective of Project 2000 is to establish standards and guidelines, assist in development and remediation plans, track and report on progress, and answer customer and vendor inquiries regarding our Y2K compliance efforts. Project 2000 consists of four major components: Technology Systems, including (1) Operations and (2) Development; and Non-technology Systems, including (3) Facilities and (4) Merchandising. Our Y2K effort is worldwide, and our goal is to minimize disruption of our business in each of our operations when January 1, 2000 arrives.

Technology Systems:

In the Operations component of Project 2000, we have substantially completed our review of our data center process automation equipment, software not internally developed or supported by our MIS department, and our data/voice networks. We have substantially completed: 1) inspecting equipment and completing an inventory of our hardware and software, 2) evaluating the readiness of hardware and software and determining what upgrades are required and 3) correcting non-compliant hardware and software using upgrades certified as Y2K compliant by their vendors.

In the Development component, we have substantially completed focusing on the proper operation of application software developed or supported in-house. We have substantially completed: 1) assessing our systems for potential Y2K issues, 2) remediating any non-compliant systems by changing the program code to properly process all dates, 3) testing to make sure remediation has not changed the functionality of the application, and implementing new program code, 4) testing the accuracy of the output under multiple scenarios and 5) certifying that the systems are Y2K compliant. We have a few teams within our MIS organization working on this component of Project 2000. Overall, the two Technology components together are currently approximately 95% complete. The majority of the work remaining is in our international locations. We expect to complete this component prior to the end of the year.

Non-technology Systems:

The Facilities component of Project 2000 involves our buildings, including security, heating/ventilation/air conditioning and telephone systems; and our transportation systems and equipment, including scheduling, communication, security, tracking and maintenance. We have fully completed this component. The phases consisted of: 1) developing an inventory of equipment and services and associated vendors, 2) contacting our vendors to verify Y2K compliance for their equipment and services, 3) upgrading systems and equipment to compliant versions, if necessary, 4) testing equipment and systems and 5) certifying that such equipment and services are Y2K compliant.

In the Merchandising component of Project 2000, we attempted to ensure that our merchandise suppliers are able to meet their delivery commitments. The phases of this component were: 1) developing a supplier survey, 2) requesting that our suppliers confirm their Y2K compliance, 3) establishing confidence/risk levels by product, 4) developing contingency plans, such as alternate product sources and increased inventory levels, for non-compliant vendors and 5) certifying products as Y2K compliant or implementing contingency plans. Over 90% of respondents have indicated that they have plans in place for internal systems compliance, and the majority of the respondents have already certified that their products are Y2K compliant. We have completed this component, to the extent possible.

Because our operations are highly dependent on those of our suppliers and customers, we could be materially adversely affected if utilities, private businesses or governmental entities with which we do business are not adequately prepared for the year 2000. We anticipate that third parties in our domestic businesses will be Y2K compliant and that there will be no significant interruptions in our domestic businesses as the Millennium deadline passes. We are less confident, however, in the state of readiness among third parties in our international locations and anticipate that some interruptions in our international businesses are possible.

As of this time, we generally expect our systems in all locations to function properly on and after January 1, 2000. A reasonably possible worst case scenario resulting from our not being fully Y2K compliant by January 1, 2000 might include, among other things, temporary store or CSC closings, delays in the delivery of products, delays in the receipt of supplies, payment and collection errors, and inventory and supply obsolescence. Our business and the results of our operations could be materially adversely affected by a temporary inability to conduct business in the ordinary course for a period of time after January 1, 2000. However, we believe that our Y2K readiness efforts will significantly reduce any adverse effect from any such disruptions. We do plan to safeguard against short-term interruptions in delivery systems, both domestically and internationally, by increasing our purchases of inventories and supplies in the fourth quarter in anticipation of the Year 2000. We do not believe that the effects on our financial position and the results of our operations will be material. We have not experienced any significant delays in other MIS initiatives as a result of Project 2000.

We capitalize costs for hardware and software and depreciate them over their estimated useful lives. We expense all other costs specifically associated with Project 2000 (e.g., labor, consulting fees, maintenance contracts, etc.) as incurred. We incurred approximately $4.6 million in 1998 related to Project 2000, substantially all of which was expensed. Additionally, we have incurred costs of approximately $6.2 million, $1.4 million of which was capitalized, during the first nine months of 1999. We expect to spend another $.7 million to complete Project 2000, most of which we will expense as incurred. We have lowered our estimate of costs incurred from previous estimates as a result of better information.

Our Y2K readiness program is an ongoing process, and the estimates of costs and completion dates for various components of the Y2K readiness program described above are subject to further change. Our estimates and conclusions contain forward-looking statements and are based on our best estimates of future events. Although we expect our systems and facilities to be Y2K compliant by the end of 1999, we cannot assure you that there will not be business interruptions due to a variety of factors, including problems with key third party suppliers of goods and services and unanticipated problems in our own systems despite our reasonable belief at this time that we will be fully Y2K compliant internally. Risks to our completing the plan include the availability of resources, our ability to identify and correct any potential Y2K issues, and the willingness and ability of suppliers, customers and governmental agencies to bring their systems into Y2K compliance.

EURO

On January 1, 1999, eleven of the fifteen member countries of the European Economic and Monetary Union ("EMU") established fixed conversion rates between their existing currencies and the EMU's common currency (the "euro"). The euro is presently trading on currency exchanges and may be used in business transactions. The ultimate conversion to the euro will eliminate currency exchange rate risk among the member countries. The former currencies of the participating countries are scheduled to remain legal tender as denominations of the euro until January 1, 2002. During this transition period, parties may settle transactions using either the euro or a participating country's former currency. On January 1, 2002, new euro-denominated bills and coins will become the sole legal currency, and all former currencies will be withdrawn from circulation.

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

We generate significant sales in Europe and are currently evaluating the business implications of the conversion to the euro. We have completed our plan to adapt our internal systems to accommodate euro-denominated transactions. Other implications include, among other things, competitive issues related to cross-border price transparency, which may make it more difficult to set prices in a local market different from those in other member countries. It may also impact our existing marketing materials. Based on these evaluations, we do not expect the conversion to the euro to have a material effect on our financial position or the results of our operations.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that we record all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for according to the intended use of the derivative and whether it qualifies for hedge accounting.

In July 1999, the FASB issued SFAS No.137, which defers the effective date of SFAS No. 133 until the start of fiscal years beginning after June 15, 2000. We will adopt SFAS No. 133 in our fiscal year 2001. We do not expect the adoption of SFAS No. 133 to have a material impact on our financial position or the results of our operations.

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

This Quarterly Report on Form 10-Q contains both historical information and other information that looks towards our future performance. Examples of historical information include our quarterly financial statements and the commentary on past performance contained in this MD&A. We caution readers that, while we have specifically identified certain information as being forward-looking in the context of its presentation, with the exception of information which clearly deals with historical matters, all the information contained in this Quarterly Report on Form 10-Q should be considered to be "forward-looking statements" as referred to in the Act. Without limiting the generality of the preceding sentence, any time we use the words "estimate," "project," "intend," "expect" and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature.

Forward-looking information involves risks and uncertainties, including certain matters which we discussed in more detail in the Cautionary Statements contained in our 1998 Annual Report on Form 10-K and in the Company's press release dated August 30, 1999, filed with the SEC as part of Form 8-K on the same date as its release. This information is based on various factors and important assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements in this Quarterly Report. In particular, the factors we discussed in the Cautionary Statements in our 1998 Annual Report on Form 10-K and in our August 30, 1999 press release could affect our actual results and could cause our actual results during the remainder of 1999 and in future years to differ materially from those expressed in any forward-looking statement made by or on behalf of us in this Quarterly Report. Those Cautionary Statements are incorporated herein by this reference to them.


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

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

  a.   27.1 Financial Data Schedule (for SEC use only)

  b. A Current Report on Form 8-K was filed on August 30, 1999 regarding our comments on earnings in the second half of 1999 and our announcement of a stock repurchase plan.

  c. A current Report on Form 8-K was filed on October 14, 1999 regarding certain management changes.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           OFFICE DEPOT, INC.
                                           ------------------------------------
                                              (Registrant)



Date:  November 9, 1999                    By: /s/ Barry J. Goldstein
                                               --------------------------------
                                               Barry J. Goldstein
                                               Executive Vice President-Finance
                                               and Chief Financial Officer



Date:  November 9, 1999                    By: /s/ Charles E. Brown
                                               --------------------------------
                                               Charles E. Brown
                                               Senior Vice President-Finance
                                               and Controller
                                               (Principal Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit No.                                 Description
-----------                   ------------------------------------------
   27.1                       Financial Data Schedule (for SEC use only)