Form 10-K
period 1999-12-25
OFFICE DEPOT INC
filed 2000-03-22
CIK 800240

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 25, 1999

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
 (State or other jurisdiction of incorporation     (I.R.S. Employer Identification
               or organization)                                 No.)

           2200 OLD GERMANTOWN ROAD,                            33445
             DELRAY BEACH, FLORIDA                           (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (561) 438-4800

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 3, 2000 was approximately $3,651,720,818.

     As of March 3, 2000, the Registrant had 321,728,565 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of our Annual Report to Stockholders for the fiscal year ended December 25, 1999 are incorporated by reference in Part II, and the Proxy Statement, to be mailed to stockholders on or about March 31, 2000 for the Annual Meeting to be held on April 28, 2000, is incorporated by reference in
Part III.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Office Depot, Inc., together with our subsidiaries, is the largest supplier of office products and services in the world. We sell to consumers and businesses of all sizes through our three business segments: Stores, Business Services and International. We operate on a 52- or 53-week fiscal year ending on the last Saturday in December.

  Stock Split

     On February 24, 1999, our Board of Directors ("Board") declared a three-for-two stock split in the form of a 50% stock dividend distributed on April 1, 1999 to stockholders of record on March 11, 1999. We have restated all share and per share amounts in our financial statements to reflect this stock split. The split resulted in the issuance of approximately 125 million additional shares of our stock to existing stockholders.

  Stock Repurchase

     In August 1999, our Board approved a $500 million stock repurchase program reflecting its belief that our common stock represented a significant value at its then-current trading price. We completed this stock repurchase during the third and fourth quarters of 1999 by purchasing 46.7 million shares of our stock at a total cost of $500 million plus commissions. In January and March 2000, our Board approved additional stock repurchases of up to $200 million, bringing our total authorization to $700 million. As of March 3, 2000 we had purchased an additional 9.2 million shares of our stock at a total cost of $100 million plus commissions. The remaining authorization does not have an expiration date, and we can acquire our common stock either on the open market or through negotiated purchases.

  Stores Division

     We opened our first office supply store in Florida in October 1986. As of March 3, 2000, we operated 829 retail office supply stores through our Stores Division in 46 states, the District of Columbia and 5 Canadian provinces.

     Our stores utilize a warehouse format. Using this format, merchandise is displayed on the sales floor using low-profile fixtures, pallets, bins and industrial steel shelving, permitting the bulk stacking of inventory and quick and efficient restocking. Shelving is positioned to form aisles large enough to comfortably accommodate customer traffic and merchandise movement.

     Our stores carry a wide selection of merchandise, including brand name office supplies, business machines and computers, computer software, office furniture and other business-related products. Our stores sell primarily to small offices/home offices and individual consumers. Each store also contains a multipurpose copy and print center offering printing, reproduction, mailing, shipping and other services. The sales staff in all of our stores includes specialists who are trained to answer our customers' questions regarding a wide variety of technology products.

     We open new stores either by leasing existing retail space and renovating it according to our specifications or by constructing new space. Prior to selecting a new store site, we obtain detailed demographic information indicating business concentrations, traffic counts, population, income levels and future growth prospects. Our stores are located primarily in suburban strip shopping centers on major commercial roadways where the cost of space is generally lower than in urban areas. These suburban locations are generally more accessible to our customers and provide them with convenient parking. Additionally, they are typically situated in a manner that allows our stores to efficiently receive inventory on a daily basis.

     Our retail stores conform to a model designed to achieve cost efficiency by minimizing rent and eliminating the need for a central warehouse. Each store displays virtually all its inventory on the sales floor according to a uniform store layout plan. This plan is intended to display merchandise effectively, use merchandising space efficiently and provide customers with a consistent and appealing store layout. We completed approximately 65 store remodels in 1999, compared with 200 in 1998. In 1999, we focused on re-merchandising our stores (i.e., re-arranging product displays in a way that is more appealing to the customer) rather than performing full-scale remodels. This approach requires less capital and yields a better overall return given the number of new stores in our store base. Recent changes in our store layouts provide a more customer-friendly atmosphere, with brighter lighting and more colorful displays.

     Substantially all inventory on the sales floor is bar-coded for automatic processing. Sales are processed through registers located at the front of the store. Sales and inventory information for each stock-keeping unit ("SKU") are transmitted to our central computer system daily, and pricing information is transmitted from our central computer system back to the stores. Rather than individually price marking each product, a master sign for each product is used to display its price. As price changes occur, a new master sign is automatically generated for the product display, and the new price is reflected in the register, allowing us to avoid labor costs associated with re-pricing.

     Our overall business strategy for our Stores Division is to maximize sales and profitability in our existing stores and to add new stores in existing markets that have the potential for further Office Depot development, in smaller markets in regions that are still under-served by office supply retailers and, to a lesser extent, in larger markets that are attractive because of the number of potential customers in those markets. However, stores in larger markets often require higher occupancy costs. Store opening activity for the last five years is summarized as follows:

                                                       OPEN AT
                                                      BEGINNING                     OPEN AT END    STORES
                                                       OF YEAR    OPENED   CLOSED     OF YEAR     RELOCATED
                                                      ---------   ------   ------   -----------   ---------
          1995......................................     420        82        1         501            6
          1996......................................     501        60       --         561            3
          1997......................................     561        42        1         602            2
          1998......................................     602       101        1         702            5
          1999......................................     702       130        7         825           14

     The decline in the number of stores opened in 1996 and 1997 was the result of our proposed merger with Staples, Inc. ("Staples"), which was terminated in July 1997. During this period of uncertainty, several of our key real estate employees left the Company. After the merger discussions with Staples were terminated, we re-staffed our real estate department and re-launched our store expansion program.

     We currently plan to open approximately 100 new retail stores in the United States and Canada during 2000. However, our real estate strategy will stress a more analytical approach in the future, rather than focusing on a specific number of new stores. Over the past year, we have conducted extensive customer and market research that will provide us with a more precise evaluation of the profit potential and return on investment of each new store opening.

  Business Services Group ("BSG")

     In 1993 and 1994, we expanded into the contract business by acquiring eight contract stationers. Contract stationers are businesses which provide a wide variety of office products to customers who have continuing relationships with the seller, often through contractual agreements to purchase office supplies from that seller. These acquisitions allowed us to enter the contract business and broaden our commercial (primarily catalog) and retail delivery business. In 1998, we merged with Viking Office Products, Inc. ("Viking"), a global direct marketing office products company, significantly increasing the customer base and catalog marketing expertise of our BSG. Today, BSG sells office products and services to contract and commercial customers through our Office Depot(R) and Viking Office Products(R) direct mail catalogs and Internet sites, and by means of our dedicated contract sales force.

     We currently operate customer service centers ("CSCs") in 18 states. Our CSCs, which range in size from 51,000 to 620,000 square feet, serve as warehouse and delivery facilities, many of which also house sales offices, call centers and administrative offices. Our CSCs perform warehousing and delivery services on behalf of all of our domestic segments, handling most of our delivery business. We believe that these facilities, along with their surrounding satellites, provide cost effective and efficient delivery services to our customers in the 48 contiguous states.

     Our contract and commercial customers have access to a broad selection of stocked office products and office furniture, as well as special order items. In addition, we provide our contract customers with specialized services designed to aid them in achieving efficiencies and eliminating waste in their overall office products and office furniture costs. These services include tailored electronic ordering, stockless office procurement, desktop delivery, business forms management services and comprehensive product usage reports.

     Prior to our merger with Viking in August 1998, we replaced several outdated, inefficient facilities with new CSCs and converted all of our warehouse and order entry systems to one common technology platform. Customers place orders by phone, fax, electronic data interchange ("EDI") and the Internet. Orders are routed to the appropriate CSC for delivery. If an item is not in stock, the order is automatically routed to a wholesaler. Wholesaler orders are generally delivered to the CSC the same day, enabling us to deliver the most complete order possible to our customers, in most cases the next business day.

     We currently operate 30 CSCs in the United States, 10 of which we added as a result of the Viking merger. We have initiated plans to integrate our Viking and Office Depot warehouses. We expect to accomplish this integration by either absorbing the Viking operations into existing Office Depot warehouses or by opening new combined warehouses, depending on the particular market circumstances. Once our integration is complete, we will operate 21 combined CSCs, having closed nine Viking and two Office Depot CSCs and opened two new combined facilities. See MERGERS, ACQUISITIONS AND RESTRUCTURINGS for further information. Although we are integrating our warehouse and delivery network, we will continue to operate under both the Office Depot(R) and Viking(R) brands.

     In January 1998, we introduced our Office Depot public Web site (www.officedepot.com), offering our customers the convenience of shopping over the Internet. The addition of this site expanded our domestic electronic commerce capabilities beyond the Viking public Web site (www.vikingop.com) and the Office Depot business-to-business ("B2B") contract Web sites. Our Web sites provide customers with the same assortment of products offered to our catalog customers. They also provide news articles geared toward small office/home office businesses as well as pertinent information about Office Depot.

     Our strategies for growing the BSG include continuing to build and expand upon our integrated national network to provide efficient and effective delivery services to customers. We plan to complete the integration of our Viking and Office Depot CSCs by early 2001. See MERGERS, ACQUISITIONS AND RESTRUCTURINGS for further discussion. Additionally, we plan to increase our penetration into new and existing markets by expanding the coverage of our contract sales force, which currently exceeds 1,100 account executives, and by increasing the use of database marketing tools to maximize the effectiveness of our direct mail catalogs.

  International Division

     Our International Division sells office products and services to retail, contract and commercial customers in 17 countries outside the United States and Canada. We launched our international direct marketing business in 1990 under the Viking(R) brand with the establishment of our United Kingdom operations. In December 1993, we initiated our international retail operations by opening our first store in Colombia through a licensing agreement. We have expanded internationally through licensing and joint venture agreements, acquisitions and the merger with Viking.

     In March 1999, we introduced our first international public Web site (www.viking-direct.co.uk) for individuals and businesses in the United Kingdom; and in the first quarter of 2000, we introduced our public Web site in Germany (www.viking.de). We expect to introduce several new international Web sites in 2000 under both the Office Depot(R) and Viking(R) brand names. In relative terms, sales of office products via the Internet are significantly less prevalent internationally than in the United States. We believe that this affords us a unique opportunity to achieve "first mover" advantages by aggressively developing and introducing Internet shopping opportunities for our international customers.

     As of March 3, 2000, we have 121 office supply stores in eight countries outside the United States and Canada operating under the Office Depot name, 32 of which are wholly owned. In addition to these retail stores, our International Division has catalog and delivery operations in 14 countries. We operate our catalog business under the Viking(R) brand in 11 of these countries and the Office Depot(R) brand in five of these countries. Our International Division currently operates in Australia, Austria, Belgium, Colombia, France, Germany, Hungary, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, the Netherlands, Poland, Thailand and the United Kingdom. Certain of our operations are wholly-owned; others operate through joint venture or licensing arrangements.

     CSCs in our International Division serve the same function as they do in our BSG, but are typically smaller. They range in size from 36,000 to 240,000 square feet and may also accommodate call centers and/or administrative offices. International store and CSC operations, including facilities operated through licensing and joint venture agreements, for the last five years are detailed below. All years prior to 1998 have been restated to include facilities operated by Viking prior to our merger.

                                                         OFFICE SUPPLY STORES                    CUSTOMER SERVICE CENTERS
                                                ---------------------------------------   ---------------------------------------
                                                 OPEN AT                       OPEN AT     OPEN AT                       OPEN AT
                                                BEGINNING                        END      BEGINNING                        END
                                                OF PERIOD   OPENED   CLOSED   OF PERIOD   OF PERIOD   OPENED   CLOSED   OF PERIOD
                                                ---------   ------   ------   ---------   ---------   ------   ------   ---------
1995..........................................      3          6       --          9          4          4       --          8
1996..........................................      9         12       --         21          8          4       --         12
1997..........................................     21         18       --         39         12          4       --         16
1998..........................................     39         48       --         87         16          2        1         17
1999..........................................     87         36        5        118         17          1        1         17

MERGERS, ACQUISITIONS AND RESTRUCTURINGS

  Viking Merger

     On August 26, 1998, we completed our merger with Viking. Faced with the task of integrating our Office Depot and Viking warehouses, we formulated a plan to close most of the Viking facilities by the end of 2000. In 1998, we recorded merger and restructuring costs of $108.1 million that were directly related to the Viking merger. These costs consisted of legal fees, investment banker fees, asset write-offs associated with the closure of identified facilities, write-off of software applications to be abandoned, personnel costs and other facility exit and integration costs. During the fourth quarter of 1999, we modified our integration plans after evaluating the results of integrating two test facilities. Our modified plans incorporate a simplified approach and, as a result, require less capital. Consequently, we reversed previously accrued charges of $32.5 million, reducing direct merger costs to a net credit of $28.6 million in 1999. For additional information regarding the restructuring and integration, refer to the Management's Discussion and Analysis incorporated by reference in Item 7 of this report.

  Closure of Furniture at Work(TM) and Images(TM) Stores

     In addition to our core retail and delivery businesses, we have in the past operated under the following concepts:

        Images(TM) and Office Depot Express(TM) -- Retail stores providing graphics design, printing, copying, shipping and fulfillment services, as well as a limited assortment of office supplies.

        Furniture At Work(TM) -- Stand alone office furniture stores offering a broad line of office furniture, office accessories and design services.

     In November 1998, we decided to focus our attention on the continued growth of our core businesses and on expansion of our international operations. In conjunction with this decision, we decided to close our five Furniture at Work(TM)and five Images(TM)/Office Depot Express(TM) stores, and we recorded restructuring costs of $11.0 million. These costs consisted primarily of estimated lease commitments subsequent to the closing of the stores and the write-off of certain fixed assets. In 1999, we recorded a net restructuring credit of $2.0 million as a result of adjusting our estimates of expenses to actual as the stores closed. All ten of these stores have been closed. For additional information regarding this restructuring, please refer to the Management's Discussion and Analysis incorporated by reference in Item 7 of this report.

  Acquisition of Joint Venture Interests in France and Japan

     In November 1998, we purchased our joint venture partner's 50% interest in our French Office Depot retail operations for $27.7 million, recording goodwill of $20.2 million. Following this purchase, we decided to restructure and integrate the separate Office Depot and Viking operations in France. We do not expect to close any facilities in France in conjunction with restructuring or integration. Instead, we will integrate the warehousing and delivery operation of our Office Depot(R) and Viking(R) brands in each of our existing warehouses.

     In April 1999, we purchased our joint venture partner's 50% interest in our Japanese Office Depot retail operations for $27.6 million, raising our total ownership in those operations to 100%. In conjunction with this acquisition, we recorded goodwill of $21.4 million and announced plans to restructure and integrate our Japanese operations. We closed one CSC in 1999 and plan to close another during 2000. Additionally, we have closed one store in connection with implementing our plans.

     During 1999, we recorded restructuring costs, primarily personnel-related costs and facility exit costs, of $23.5 million for integration activities in France and Japan. For additional information regarding the restructuring and integration in these countries, refer to the Management's Discussion and Analysis incorporated by reference in Item 7 of this report.

STORE CLOSURE AND RELOCATION

     During 1999, we recorded a charge of $40.4 million to reflect our decision to accelerate our store closure program for under-performing stores and our relocation program for older stores in our Stores Division. This charge also reflects our decision to sell our interest in our retail operations in Thailand. On October 28, 1999, we entered into an agreement with Central Retail Group, our joint venture partner at the time, to sell them our Thai operations for $1.4 million and license to them certain trademarks, software and operating systems. Central Retail Group now operates the two Thai stores under a licensing agreement. Finally, the charge also reflects our decision to write-off certain other long-lived assets in our BSG.

OFFICE PRODUCTS BUSINESS

     Businesses in our industry primarily sell three broad categories of merchandise: general office supplies, technology products and office furniture. Office products distributors include contract stationers (selling at significant discounts from list prices to their contract customers), mail order companies (selling through catalogs) and retailers (including office superstores such as the ones we operate). Most recently, Internet-based companies have emerged as a new force in this industry.

     Although the office products business has changed in recent years, a significant portion of the market is still served by small dealers. These dealers purchase a significant portion of their merchandise from national or regional office supply distributors who, in turn, purchase merchandise from manufacturers. Dealers often employ a commissioned sales force that use the distributor's catalog, showing products at retail list prices, for selection and price negotiation with the customer. We believe that these dealers generally sell their products at prices higher than those we offer to our customers.

     Over the past decade, high-volume office supply superstores have emerged throughout the United States. These stores offer a wide selection of products, a high level of customer service and low prices. High-volume office products retailers typically offer substantial price savings to individuals and small-to medium-sized businesses, which traditionally have had limited opportunities to buy at significant discounts from retail list prices. Recently, other retailers, including mass merchandisers and warehouse clubs, have begun offering a wide variety of similar products at low prices and have become increasingly competitive with office supply superstores. Direct mail and Internet-based companies have also established a growing presence in the office products industry.

     Larger customers have been, and continue to be, served primarily by full service contract stationers, which offer contract bids at discounts equivalent to or greater than those offered by our retail stores and catalogs. These stationers, including our own contract stationer business, traditionally serve their customers through a commissioned sales force, purchase in large quantities primarily from manufacturers, and offer competitive pricing and customized services to their customers.

COMPETITION

     We operate in a highly competitive environment. Historically, our markets have been served by traditional office products dealers and contract stationers. We believe that we compete favorably against dealers on the basis of price, because these dealers typically purchase their products from distributors and generally sell their products at prices higher than we offer. We compete with other full service contract stationers on the basis of service and value-added technology. We also compete with other office supply superstores, wholesale clubs selling general merchandise, discount stores, mass merchandisers, conventional retail stores, catalog showrooms, Internet-based companies and direct mail companies. These companies, in varying degrees, compete with us on both price and selection. We are the largest seller of office products and services in the world, and we believe that our ability to buy in large quantities directly from the manufacturers affords us a competitive advantage over our smaller competitors, some of which must buy from distributors.

     We compete with several high-volume office supply chains that are similar to us in terms of store format, pricing strategy and product selection and availability in markets where we operate, primarily those in the United States and Canada. We differentiate ourselves from these other superstore chains in terms of the convenience of our store locations, our customer service, the extent of our product selection, and our "in stock" position (i.e., having the products we carry on the shelves for our customers). We anticipate that in the future we will face increased competition from these chains as each of us expands our operations.

     In the delivery and contract stationer portions of the industry, our principal competitors are national and regional full service contract stationers, national and regional office furniture dealers, independent office products distributors, discount superstores and, to a lesser extent, direct mail businesses, stationery retail outlets and Internet-based merchandisers. Other office supply superstore chains are also developing a presence in the contract stationer and Internet channels of the business. We compete with these businesses in substantially all of our current markets. In the future, we may face increased competition from Internet-based merchandisers who dedicate all of their resources to electronic commerce.

     Some of the entities we compete against may have greater financial resources than we do. We cannot assure you that increased competition will not have an adverse effect on us. However, we believe that we compete effectively based on price, selection, availability, location and customer service.

MERCHANDISING AND PRODUCT STRATEGY

     Our merchandising strategy is to offer a broad selection of office products, under both our Office Depot(R) and Viking(R) brands, and to provide our customers with a compelling combination of quality, assortment, price and service. Our selection of office products includes general office supplies, computers, software and computer supplies, business machines and related supplies, and office furniture. Each of our office supply superstores stocks approximately 8,000 SKUs, including variations in color and size, and our CSCs stock approximately 13,000 SKUs, including 4,500 of the SKUs stocked at our office supply stores. The number of SKUs carried in our CSCs decreased in 1999 as a result of a rationalization of our warehouse inventory assortments in connection with the integration and consolidation of our Viking and Office Depot CSCs. As we continue our integration, we will continue to evaluate and optimize the number of SKUs we offer.

     The table below shows sales of each major product group as a percentage of our total merchandise sales for 1999, 1998 and 1997:

                                                            1999      1998      1997
                                                           ------    ------    ------
General office supplies(1)...............................   40.96%    42.85%    42.65%
Technology Products(2)...................................   47.55%    46.02%    45.69%
Office furniture(3)......................................   11.49%    11.13%    11.66%
                                                           ------    ------    ------
                                                            100.0%    100.0%    100.0%
                                                           ======    ======    ======

---------------

(1) Includes paper; filing supplies; organizers; business cases; writing instruments; mailing supplies; desktop accessories; calendars; business forms; binders; tape; post-it notes; staplers; fasteners; art supplies; school supplies; engineering, food and janitorial supplies; and revenue from the copy and print centers located in each store.
(2) Includes calculators; typewriters; projectors; telephones; cameras and film; cash registers; copiers; facsimile machines; tape recorders; computers; printers; computer diskettes; ribbons; cartridges; software and books.
(3) Includes chairs; desks; tables; partitions; bookcases; filing and storage cabinets; and furniture accessories such as chair mats, lamps, and clocks.

     We buy substantially all of our merchandise directly from manufacturers and other primary suppliers. Our suppliers deliver the merchandise directly to our stores or CSCs or to our ten cross-dock facilities. Our supply chain operations, including the cross-docks, use a customized system to manage the inbound flow of merchandise with the goal of minimizing our landed cost. This system enables us to maintain optimal in-stock positions by permitting a shorter lead time for reordering at the stores and CSCs, while still meeting the minimum ordering requirements of our vendors. The use of cross-docks also reduces our freight costs by centralizing the receiving function.

     Our BSG is party to several multi-year contracts with certain of our customers and anticipates entering into more such contracts in the future as we grow our contract business. Nonetheless, we have not entered into any material long-term contracts or commitments with any vendor or customer, the loss of which would materially adversely affect our financial position or the results of our operations. We have not experienced any difficulty in obtaining desired quantities of merchandise for sale, and we do not foresee having any significant difficulties in the future.

     Buyers located at our corporate headquarters are responsible for selecting and purchasing merchandise. For merchandise offered to retail, direct mail and Internet customers, corporate buyers also determine pricing. Our contract sales force in our BSG determines the price of products sold to our contract customers. Replenishment buyers monitor inventory levels and initiate product reorders with the assistance of our customized replenishment system. This system allows buyers to devote more time to selecting products, developing new product lines, analyzing competitive developments and negotiating with vendors to obtain more favorable prices and product availability. We transmit purchase orders by EDI to a significant number of our vendors, and we electronically receive Advance Shipment Notices and invoices back from them. This method of electronic ordering expedites orders and promotes accuracy and efficiency. We plan to continue to expand this program to the remainder of our vendors.

     We buy substantially all of our inventory directly from manufacturers in large quantities without using a central warehouse. We maintain substantially all of our inventory on the sales floors of our stores, at our cross-docks and at our CSCs.

CATALOG PRODUCTION AND CIRCULATION

     We use our catalogs to market directly to both existing and prospective customers throughout the world. Separate catalog assortments promote our dual brand (Office Depot(R) and Viking(R)) mail order strategy. We currently circulate both Viking(R) and Office Depot(R) brand catalogs through our BSG and International Division. Each catalog is printed in full color with pictures and narrative descriptions that emphasize key product benefits and features. We have developed a distinctive style for our catalogs, most of which are produced in-house by our designers, writers and production artists, using a computer-based catalog creation system.

     Our Viking(R) brand catalog mailings include monthly sale catalogs, which are mailed to all active Viking customers and present our most popular items. A complete "Buyers Guide," containing all of our products at the regular discount prices, is delivered to our Office Depot(R) and Viking(R) brand catalog customers every six months. The Buyers Guide, which is mailed to all of our active customers, varies in size between countries. Prospecting catalogs with special offers designed to attract new customers are mailed frequently. In addition, Office Depot(R) and Viking(R) specialty catalogs are delivered to selected customers monthly.

     We currently have several different specialty catalogs, including catalogs dedicated to office furniture, computer supplies, custom printed business forms and stationery, paper products, shipping and warehouse supplies (including cleaning and janitorial products) and presentation supplies (including transparencies and overhead slides). Other specialty catalogs are being considered and may be introduced in the future.

     During 1999, we mailed approximately 296 million copies of over 180 different Office Depot(R) and Viking(R) brand catalogs. During 1998 and 1997, we mailed approximately 248 million and 226 million copies, respectively, of over 100 different catalogs to existing and prospective customers.

SELLING AND MARKETING

     We are able to maintain our competitive pricing policy primarily as a result of the significant cost efficiencies we achieve through our operating format and purchasing power. Our marketing programs are designed to attract new customers and to persuade existing customers to make additional purchases. We advertise in the major newspapers in each of our local markets. These advertisements are supplemented with local and national radio and television advertising and direct marketing efforts. We continuously acquire new customers by selectively mailing specially designed catalogs to prospective customers. Sometimes we obtain the names of prospective customers in new and existing markets through the use of selected mailing lists from outside marketing information services and other sources. We use a proprietary mailing list system for our Viking(R) brand catalogs and other promotional mailings. We plan to use this same technology to increase the effectiveness of our Office Depot(R) brand catalogs in the future. Catalogs are also distributed through our contract sales force and are available in each of our stores.

     We have a low price guarantee policy for our Office Depot(R) brand. Under this policy, we will match any competitor's comparable lower price. In addition, the Office Depot(R) brand guarantee gives the customer a credit of 55% of the price difference, up to $55. This program assures customers that they can always receive low prices from us even during periodic sales promotions by our competitors. Monthly competitive pricing analyses are performed to monitor each market, and prices are adjusted as necessary to adhere to this pricing philosophy and ensure competitive positioning.

     In addition to the sales associates at each of our stores and the customer service representatives at our call centers, we have a dedicated sales force serving contract customers in our BSG. Our dedicated sales force operates out of our more than 60 regional sales offices. All members of our sales force are employees.

     In early 1998, we introduced our Office Depot public Web site (www.officedepot.com), enabling customers to order our products directly through the Internet. In early 2000, we launched our completely renovated Viking public Web site (www.vikingop.com), providing our Viking customers with improved functionality, greater selection and easier direct order services. Our customers nationwide can place orders over the Internet, by telephone or by fax using toll-free telephone numbers that route the calls through call centers located in Florida, Georgia, Texas, Ohio, Connecticut, Kansas, and California. We electronically transmit any orders received at the call centers or via the Internet to the store or CSC closest to our customer for pick-up or delivery at a nominal delivery fee (free with a minimum order size, currently $50). Orders are packaged, invoiced and shipped for next-day delivery or same-day delivery in the case of Viking orders in selected markets.

     Through our BSG, we provide our contract customers with specialized services designed to aid them in achieving efficiencies and eliminating waste in their overall office products and office furniture costs. These services include electronic ordering, stockless office procurement, desktop delivery, business forms management services and comprehensive product usage reports. Desktop delivery entails delivering the merchandise to individual departments within our customers' facilities, rather than delivering the packages to one central receiving point. We also develop customized intranet sites in tandem with our customers, allowing them to set rules and limitations on their employees' electronic ordering abilities. Customer orders from these intranet sites are transmitted to us via the Internet.

     In March 1999, we introduced our first international public Web site (www.viking-direct.co.uk) for individuals and businesses in the United Kingdom; and in the first quarter of 2000, we introduced our public Web site in Germany (www.viking.de). We expect to introduce several new international Web sites in 2000 under both the Office Depot(R) and Viking(R) brand names, providing our international customers with another way to order office products from us.

     In addition to the normal payment options available to all of our customers, we offer our contract and qualified commercial customers the option of purchasing on credit through open accounts. We also offer revolving credit terms to Office Depot(R) brand customers through the use of private label credit cards. These credit cards are issued without charge to credit-qualified customers. Sales transactions using the private label credit cards are transmitted electronically to financial services companies, which credit our bank account with the net proceeds within two days. We offer our contract customers a store purchasing card which allows them to purchase office supplies at one of our retail stores, while still taking advantage of their contract pricing. No single customer in any of our segments accounts for more than 1% percent of our total sales.

INFORMATION SYSTEMS

     Inventory is received and stocked in each facility using an automated inventory tracking system. Prior to our merger with Viking, we replaced several outdated, inefficient facilities with new CSCs and converted all of our warehouse and order entry systems to one common technology platform. We have initiated plans to integrate our Viking and Office Depot warehouses. See MERGERS, ACQUISITIONS AND RESTRUCTURINGS. Customer orders, placed by phone, fax or electronically, are filled by the most appropriate CSC or office supply superstore, usually for next day delivery. The appropriate delivery location is determined by our automated routing systems, and orders are filled using both in-stock and wholesaler-supplied inventory.

     In operating our business, we use IBM ES9000 mainframes and IBM AS/400 computers and client/server technologies that primarily run on Microsoft Windows. Our information systems include advanced software packages that have been customized for our specific business operations. By maximizing our application of these technologies, we have improved our ability to manage our inventories, order processing, replenishment and marketing efforts.

     Inventory data is updated instantaneously in our systems when the merchandise is scanned for receiving or transfer, and sales and certain inventory data is updated in our systems each night by downloading information from our point-of-sale and our telemarketing order entry systems. Our point-of-sale systems permit the entry of sales data through the use of bar code laser scanning. The systems also have a price "look-up" capability that permits immediate price checking and the efficient movement of customers through the check-out process. Data from all of our locations and order sources is transmitted to our headquarters at the end of each day, permitting a perpetual daily inventory and the calculation of average unit cost by SKU for each of our stores and CSCs. Daily compilation of sales and gross margin data allows us to analyze profitability and inventory by item and product line, as well as monitor the success of our sales promotions. For all SKUs, we have immediate access to on-hand daily unit inventory, units on order, current and past rates of sale and other information pertinent to the management of our inventory.

     All of our computer operations are managed internally in state-of-the-art facilities that capitalize on advanced technologies. Our help desk is manned 24 hours per day, 7 days per week, and 365 days per year; and we utilize off-site disaster recovery facilities. These operations result in industry leading system availability and reliability.

     We have invested in a state-of-the-art data warehouse that allows us to perform trend and market basket analyses, manage our customer relationships, and produce more effective advertising campaigns. We strive for superior customer satisfaction, and our information systems initiatives are designed with that goal in mind. The aim of our new data warehouse solution is to use sales transaction and customer interaction information to market on a more personal basis with each of our customers. Our international initiatives include launching several electronic commerce sites throughout the world and building a world-class network and computing infrastructure.

     Our Office Depot public Web site -- www.officedepot.com -- has won a number of honors. Our business-to-business electronic commerce sites have sophisticated work-flow components that help our customers electronically manage their ordering process for office supplies, with thousands of customer orders processed each day. Internet-enabled applications allow our suppliers to directly interact with our systems, improving order flow and supply chain management. We use our corporate intranet to improve employee productivity and responsiveness and reduce our administrative costs.

EMPLOYEES, STORE MANAGEMENT AND TRAINING

     As of March 3, 2000, we had approximately 48,000 employees worldwide. We anticipate that we will continue to add employees in the future as we grow and expand our business. We try to promote as many of our existing employees into management positions as possible. Because of the rapid rate of our expansion, however, for the foreseeable future we will continue to recruit a portion of our management talent from external sources.

     We hire and train new employees well in advance of new store and CSC openings, and these employees undergo a comprehensive training program prior to the facility opening. In general, our store managers have extensive experience in retailing, particularly with warehouse store chains or discount stores that generate high sales volumes. Each of our new retail store managers usually spends two to four months in an apprenticeship position at an existing Office Depot store prior to being assigned to a new store. Typically, our CSC managers have extensive experience in distribution operations. Our retail sales associates view product knowledge videos and complete written training programs relating to certain products before being allowed to assist customers. We create some of these videos and training programs internally. New product information is periodically transmitted to associates via satellite broadcasts. The satellite broadcasts are also used for associate training. We grant stock options and offer bonus programs to certain of our employees, including retail store managers, as an incentive to attract and retain them.

     We have never experienced a strike or any other work stoppage among our domestic employees, and we believe that our relations with all of our employees are good. There are no collective bargaining agreements covering any of our employees. However, certain of our international employees work under various labor arrangements.

ITEM 2.  PROPERTIES.

     As of March 3, 2000, we operate 791 office supply stores in 46 states and the District of Columbia, 38 office supply stores in 5 Canadian provinces and 121 office supply stores (including those operated under licensing and joint venture agreements) in 8 countries outside of the United States and Canada. We also operate 30 CSCs in 18 U.S. states and 17 CSCs in 10 countries outside of the United States. The following table sets forth the locations of these facilities.

                                     STORES
--------------------------------------------------------------------------------

STATE/COUNTRY                #
-------------               ---
UNITED STATES:
Alabama                      14
Alaska                        2
Arizona                      11
Arkansas                      7
California                  121
Colorado                     22
Connecticut                   2
Delaware                      1
District of Columbia          2
Florida                      79
Georgia                      34
Hawaii                        4
Idaho                         3
Illinois                     32
Indiana                      14
Iowa                          5

STATE/COUNTRY                #
-------------               ---
Kansas                       10
Kentucky                     10
Louisiana                    23
Maryland                     12
Massachusetts                 2
Michigan                     25
Minnesota                    10
Mississippi                   8
Missouri                     18
Montana                       1
Nebraska                      4
Nevada                        9
New Jersey                    8
New Mexico                    4
New York                     17
North Carolina               22

STATE/COUNTRY                #
-------------               ---
North Dakota                  2
Ohio                         32
Oklahoma                      9
Oregon                       15
Pennsylvania                  9
Rhode Island                  1
South Carolina               11
Tennessee                    17
Texas                        95
Utah                          6
Virginia                     17
Washington                   26
West Virginia                 3
Wisconsin                    11
Wyoming                       1
                            ---
Total United States         791

CANADA:
Alberta                       8
British Columbia              8
Manitoba                      4
Ontario                      16
Saskatchewan                  2
                            ---
Total Canada                 38






COLOMBIA                      2
FRANCE                       26
HUNGARY                       4
ISRAEL                       22
JAPAN                         6
MEXICO                       43
POLAND                       16
THAILAND                      2
                            ---
Total Outside the United
  States                    121

                                     CSC'S
--------------------------------------------------------------------------------

STATE/COUNTRY                #
-------------               ---
UNITED STATES:
Arizona                       1
California                    4
Colorado                      2
Connecticut                   1
Florida                       3
Georgia                       1
Illinois                      1
Louisiana                     1
Maryland                      2
Massachusetts                 1

STATE/COUNTRY                #
-------------               ---
Michigan                      1
Minnesota                     2
New Jersey                    1
North Carolina                1
Ohio                          2
Texas                         3
Utah                          1
Washington                    2
                            ---
Total United States          30

STATE/COUNTRY                #
-------------               ---
AUSTRALIA                     2
FRANCE                        2
ISRAEL                        1
GERMANY                       2
THE NETHERLANDS               1
IRELAND                       1
ITALY                         1
JAPAN                         2
MEXICO                        2
UNITED KINGDOM                3
                            ---
Total Outside the United
  States                     17

     Most of our facilities are leased or subleased, with lease terms (excluding renewal options) expiring in various years through 2020, except for the 66 facilities, excluding our corporate offices and systems data center, which we own. Our owned facilities are located in 16 states, primarily in Florida, Texas and California; two Canadian provinces; the United Kingdom; the Netherlands; Australia; Mexico and France.

     We operate our retail stores under the Office Depot(R), Office Depot Express(R) and Office Place(R) (in Ontario, Canada) names. Our contract and catalog businesses operate under the names Office Depot(R) and Viking Office Products(R).

     Our corporate offices in Delray Beach, Florida consist of approximately 575,000 square feet in three adjacent buildings -- two are owned and one is leased. We also own a corporate office building in Torrance, California which is approximately 180,000 square feet in size and a systems data center in Charlotte, North Carolina which is approximately 53,000 square feet in size.

ITEM 3.  LEGAL PROCEEDINGS.

     We are involved in litigation arising in the normal course of our business. We do not believe that any of these matters, either individually or in the aggregate, will materially affect our financial position or the results of our operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "ODP." As of March 3, 2000, there were 4,204 holders of record of our common stock. The last reported sale price of the common stock on the NYSE on March 3, 2000 was $11.6875.

     The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as quoted on the NYSE Composite Tape. These prices do not include retail mark-ups, mark-downs or commission.

1999                                                   HIGH(1)     LOW(1)
----                                                   --------   --------
First Quarter........................................  $26.0000   $20.3333
Second Quarter.......................................   25.8333    18.2500
Third Quarter........................................   23.0000     9.8125
Fourth Quarter.......................................   13.1875     9.0000

1998
----
First Quarter........................................  $20.0417   $14.5000
Second Quarter.......................................   23.1667    18.7083
Third Quarter........................................   24.8333    13.3333
Fourth Quarter.......................................   24.4167    10.5833

---------------

(1) Prices have been adjusted to reflect the three-for-two stock split which occurred on April 1, 1999.

     We have never declared or paid cash dividends on our common stock, and we do not currently intend to pay cash dividends in the foreseeable future. Earnings and other cash resources will continue to be used in the expansion of our business.

     On February 24, 1999, our Board declared a three-for-two stock split in the form of a 50% stock dividend payable on April 1, 1999 to stockholders of record on March 11, 1999. In conjunction with the stock split, 124,560,075 additional shares were issued to our existing stockholders on April 1, 1999.

     In August 1999, our Board approved a $500 million stock repurchase program reflecting its belief that our common stock represented a significant value at its then-current trading price. We purchased 46.7 million shares of our stock at a total cost of $500 million plus commissions during the third and fourth quarters of 1999. In January and March 2000, our Board approved additional stock repurchases of up to $200 million, bringing our total authorization to $700 million. As of March 3, 2000, we had purchased an additional 9.2 million shares of our stock at a total cost of $100 million plus commissions. The remaining authorization does not have an expiration date, and we can acquire our common stock either in the open market or through negotiated purchases.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information required by this Item is set forth in Exhibit 13 under the heading "Financial Highlights" as of and for the fiscal years ended December 25, 1999, December 26, 1998, December 27, 1997, December 28, 1996 and December 30, 1995. This information is set forth in our Annual Report to Stockholders for the fiscal year ended December 25, 1999 (on page 22) and is incorporated herein by this reference and made a part hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this item is set forth in Exhibit 13 under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Cautionary Statements for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." This information is set forth in our Annual Report to Stockholders for the fiscal year ended December 25, 1999 (on pages 23-38) and is incorporated herein by reference and made a part hereof.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Interest Rate Risks

     When we invest our funds in short-term investments, which generate income subject to variable interest rates, we are subject to interest rate risk. We did not, however, have any funds invested in such instruments as of December 25, 1999.

     Our zero coupon, convertible subordinated notes (Liquid Yield Option Notes or LYONs(R)) offer stated yields to maturity which are not subject to interest rate risks. Borrowings under our domestic and Japanese credit facilities are both subject to variable interest rates. As of December 25, 1999, there were no borrowings under our domestic credit agreement. The interest rate risk on our Japanese bank borrowings has been partially mitigated by an interest rate swap that fixes the interest rate on a portion of our yen borrowings for the remaining life of the loan. With interest rates currently approximating 1% in Japan, a 10% change in interest rates would not materially change our total interest expense.

  Foreign Exchange Rate Risks

     The nature and magnitude of our foreign exchange risks have not changed materially in the past year. We conduct business in various countries outside the United States where the functional currency of the country is not the U.S. dollar. This results in foreign exchange translation exposure when these foreign currency earnings are translated into U.S. dollars in our consolidated financial statements. As of December 25, 1999, a 10% change in the applicable foreign exchange rates would have resulted in an increase or decrease in our after-tax earnings of approximately $3 million on an annual basis.

     We are also subject to foreign exchange transaction exposure when our subsidiaries transact business in a currency other than their own functional currency. This exposure arises primarily from inventory purchases in a foreign currency. The introduction of the euro and our decision to consolidate our European purchases has greatly reduced these exposures. During 1999, we entered into foreign exchange forward contracts to hedge certain inventory exposures. The maximum contract amount outstanding during the year was $13.7 million.

ITEM 8.  FINANCIAL STATEMENTS.

     The information required by this Item is set forth in Exhibit 13 under the headings "Consolidated Balance Sheets," "Consolidated Statements of Earnings," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" as of December 25, 1999 and December 26, 1998 and for the fiscal years ended December 25, 1999, December 26, 1998 and December 27, 1997. This information is set forth in our Annual Report to Stockholders for the fiscal year ended December 25, 1999 (on pages 40-57) and is incorporated herein by this reference and made a part hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to directors and executive officers is incorporated herein by reference to the information under the caption "Directors and Executive Officers" in the Proxy Statement for our 2000 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in the Proxy Statement for our 2000 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the caption "Stock Ownership Information" in the Proxy Statement for our 2000 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to certain relationships and related transactions is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for our 2000 Annual Meeting of Stockholders.

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

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the year ended December 25, 1999 except those disclosed in our 1999 Quarterly Reports on Form 10-Q.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of March, 2000.

                                          OFFICE DEPOT, INC.

                                          By       /s/ DAVID I. FUENTE
                                            ------------------------------------
                                            David I. Fuente, Chairman and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 22, 2000.

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

                  /s/ IRWIN HELFORD                    Vice Chairman and Director
-----------------------------------------------------
                    Irwin Helford

                 /s/ M. BRUCE NELSON                   President -- Office Depot International and
-----------------------------------------------------  Director
                   M. Bruce Nelson

               /s/ BARRY J. GOLDSTEIN                  Executive Vice President -- Finance, Chief
-----------------------------------------------------  Financial Officer, (Principal Financial
                 Barry J. Goldstein                    Officer)

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

---------------
* Incorporated herein by reference to the respective information in our Annual Report to Stockholders for the fiscal year ended December 25, 1999.

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Office Depot, Inc.:

We have audited the consolidated financial statements of Office Depot, Inc. and Subsidiaries as of December 25, 1999 and December 26, 1998 and for each of the three years in the period ended December 25, 1999, and have issued our report thereon dated February 10, 2000 (March 3, 2000 as to Note J); such consolidated financial statements and report are included in the Company's Annual Report to Stockholders for the fiscal year ended December 25, 1999 and are incorporated herein by reference. Our audits also included the financial statement schedule of Office Depot, Inc. and Subsidiaries listed in the Index to Financial Statement Schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Certified Public Accountants
Miami, Florida
February 10, 1999 (March 3, 2000 as to Note J)

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Schedule II -- Valuation and Qualifying Accounts and
  Reserves..................................................   S-1

     All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere herein.

                                                                     SCHEDULE II

                      OFFICE DEPOT, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                     COLUMN A                        COLUMN B      COLUMN C         COLUMN D         COLUMN E
                     --------                       ----------   ------------   -----------------   ----------
                                                                                  DEDUCTIONS --
                                                    BALANCE AT   ADDITIONS --      WRITE-OFFS,      BALANCE AT
                                                    BEGINNING     CHARGED TO      PAYMENTS AND        END OF
                   DESCRIPTION                      OF PERIOD      EXPENSES     OTHER ADJUSTMENTS     PERIOD
                   -----------                      ----------   ------------   -----------------   ----------
Allowance for Doubtful Accounts:
  1999............................................   $25,927       $22,940           $21,131         $27,736
  1998............................................    25,587        23,702            23,362          25,927
  1997............................................    17,662        25,254            17,329          25,587
Accrued Merger Costs:
  1999............................................   $40,832       $26,035           $45,599         $21,268
  1998............................................     1,416        73,329            33,913          40,832
  1997............................................     1,956        13,218            13,758           1,416

                               INDEX TO EXHIBITS

                                                                          SEQUENTIALLY
  EXHIBIT                                                                   NUMBERED
  NUMBER                              EXHIBIT                                PAGE+
  -------                             -------                             ------------
   3.1      Restated Certificate of Incorporation, as amended to date...       (1)
   3.2      Bylaws......................................................       (2)
   4.1      Form of Certificate representing shares of Common Stock.....       (3)
   4.2      Form of Indenture (including form of LYON) between the
            Company and The Bank of New York, as Trustee................       (4)
   4.3      Form of Indenture (including form of LYON) between the
            Company and Bankers Trust Company, as Trustee...............       (5)
   4.4      Rights Agreement dated as of September 4, 1996 between
            Office Depot, Inc. and ChaseMellon Shareholder Services,
            L.L.C., as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Junior
            Participating Preferred Stock, Series A attached thereto as
            Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as
            Exhibit C...................................................       (6)
  10.1      Revolving Credit and Line of Credit Agreement dated as of
            February 20, 1998 by and among the Company and SunTrust
            Bank, Central Florida, National Association, individually
            and as Administrative Agent; Bank of America National Trust
            and Savings Association, individually and as Syndication
            Agent; NationsBank, National Association, individually and as Documentation Agent; Royal Bank of Canada, individually and as Co-Agent; Citibank, N.A., individually and as
            Co-Agent; The First National Bank of Chicago, individually and as Co-Agent; CoreStates Bank, N.A.; PNC Bank, National
            Association; Fifth Third Bank; and Hibernia National Bank.
            (Exhibits to the Revolving Credit and Line of Credit
            Agreement have been omitted, but a copy may be obtained free
            of charge upon request to the Company)......................       (7)
  10.2      Office Depot, Inc. Long-Term Equity Incentive Plan*.........       (8)
  10.3      1997-2001 Office Depot, Inc. Designated Executive Incentive
            Plan*.......................................................       (7)
  10.4      Form of Change of Control Employment Agreement, dated as of
            September 4, 1996, by and between Office Depot, Inc. and
            each of Thomas Kroeger and William P. Seltzer...............       (9)
  10.5      Form of Change of Control Employment Agreement, dated as of
            September 4, 1996, by and between Office Depot, Inc. and
            each of David I. Fuente and Barry J. Goldstein..............       (9)
  10.6      Form of Indemnification Agreement, dated as of September 4,
            1996, by and between Office Depot, Inc. and each of David I.
            Fuente, Cynthia R. Cohen, W. Scott Hedrick, James L.
            Heskett, Michael J. Myers, Peter J. Solomon, Barry J.
            Goldstein, William P. Seltzer, and Thomas Kroeger...........       (9)
  10.7      Form of Executive Employment Agreement, dated as of October
            21, 1997, by and between Office Depot, Inc. and each of
            Thomas Kroeger, Barry J. Goldstein and William P. Seltzer...       (7)
  10.8      Form of Executive Employment Agreement, dated as of January
            1, 1998, by and between Office Depot, Inc. and David I.
            Fuente......................................................
  10.9      Executive Part-time Employment Agreement, dated as of
            September 30, 1999, by and between Office Depot, Inc. and
            Irwin Helford...............................................

                                                                          SEQUENTIALLY
  EXHIBIT                                                                   NUMBERED
  NUMBER                              EXHIBIT                                PAGE+
  -------                             -------                             ------------
  10.10     Form of Executive Employment Agreement, dated as of May 17,
            1998, by and between Office Depot, Inc. and Bruce Nelson....
  10.11     Form of Executive Employment Agreement, dated as of March
            30, 1998, by and between Office Depot, Inc. and Shawn
            McGhee......................................................
  13.1      Certain portions of the Company's Annual Report to
            Stockholders................................................
  21.1      List of subsidiaries........................................
  23.1      Consent of Deloitte & Touche LLP............................
  27.1      Financial Data Schedule.....................................

---------------

 + This information appears only in the manually signed original copies of this report.
 *  Management contract or compensatory plan or arrangement.
(1) Incorporated by reference to the respective exhibit to the Proxy Statement for the Company's 1995 Annual Meeting of Stockholders.
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 12, 1996.
(3) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-39473.
(4) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-54574.
(5) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-70378.
(6) Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on September 6, 1996.
(7) Incorporated by reference to the respective exhibit to the Company's Annual Report on Form 10-K for the year ended December 27, 1997.
(8) Incorporated by reference to the respective exhibit to the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders.
(9) Incorporated by reference to the respective exhibit to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

     Upon request, the Company will furnish a copy of any exhibit to this report upon the payment of reasonable copying and mailing expenses.