Form 10-Q
period 2000-03-25
OFFICE DEPOT INC
filed 2000-05-09
CIK 800240

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

               For the quarterly period ended     March 25, 2000

                                       or

   [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission file number 1-10948

                               OFFICE DEPOT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                       59-2663954
     -------------------------------                    -------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                    Identification No.)

      2200 Old Germantown Road; Delray Beach, Florida           33445
      -----------------------------------------------           -----
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

                            Yes  [X]                    No [ ]

The registrant had 316,200,923 shares of common stock outstanding as of April 24, 2000.

                               OFFICE DEPOT, INC.
                    FORM 10-Q - QUARTER ENDED MARCH 25, 2000
                                      INDEX


                                                                           Page
                                                                           ----

                         PART I. FINANCIAL INFORMATION

 Item 1.           Financial Statements

                   Consolidated Balance Sheets as of
                   March 25, 2000 and December 25, 1999                       3

                   Consolidated Statements of Earnings for the
                   13 Weeks Ended March 25, 2000 and
                   March 27, 1999                                             4

                   Consolidated Statements of Stockholders'
                   Equity for the 13 Weeks Ended March 25, 2000
                   and the Year Ended December 25, 1999                       5

                   Consolidated Statements of Cash Flows for the
                   13 Weeks Ended March 25, 2000 and
                   March 27, 1999                                             6

                   Notes to our Consolidated Financial Statements          7-16

 Item 2.           Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          16-31

 Item 3.           Quantitative and Qualitative Disclosures About
                   Market Risk                                               31

                           PART II. OTHER INFORMATION

 Item 1.         Legal Proceedings                                           32

 Item 2.         Changes in Securities and Use of Proceeds                   32

 Item 3.         Defaults Upon Senior Securities                             32

 Item 4.         Submission of Matters to a Vote of Security
                   Holders                                                32-33

 Item 5.         Other Information                                           33

 Item 6.         Exhibits and Reports on Form 8-K                            33

 SIGNATURES                                                                  34

 INDEX TO EXHIBITS                                                           35

                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                  March 25,       December 25,
                                                                    2000             1999
                                                                -----------       -----------
                                                                (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                  $   344,035       $   218,784
     Receivables, net                                               796,417           849,478
     Merchandise inventories, net                                 1,256,163         1,436,879
     Deferred income taxes                                           68,279            68,279
     Prepaid expenses                                                57,557            57,632
                                                                -----------       -----------

          Total current assets                                    2,522,451         2,631,052

Property and equipment, net                                       1,158,683         1,145,628
Goodwill, net                                                       238,818           240,166
Other assets                                                        250,504           259,337
                                                                -----------       -----------
                                                                $ 4,170,456       $ 4,276,183
                                                                ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $ 1,132,916       $ 1,239,301
     Accrued expenses and other liabilities                         376,983           414,690
     Income taxes payable                                            96,122            39,588
     Current maturities of long-term debt                             8,870             7,486
     Current maturities of zero coupon,
        convertible subordinated notes                              245,383           242,980
                                                                -----------       -----------

          Total current liabilities                               1,860,274         1,944,045

Long-term debt, net of current maturities                           125,596           109,653
Deferred income taxes and other credits                              94,112           103,319
Zero coupon, convertible subordinated notes                         214,069           211,446

Commitments and contingencies

Stockholders'  equity:
     Common stock - authorized 800,000,000 shares of
        $.01 par value; issued 376,817,562 in 2000 and
        376,212,439 in 1999                                           3,768             3,762
     Additional paid-in capital                                     932,269           926,295
     Unamortized value of long-term incentive stock grants           (3,891)           (4,065)
     Accumulated other comprehensive income                          13,550            15,730
     Retained earnings                                            1,576,395         1,467,359
     Treasury stock, at cost - 60,077,175 shares in 2000
       and 46,770,272 shares in 1999                               (645,686)         (501,361)
                                                                -----------       -----------
                                                                  1,876,405         1,907,720
                                                                -----------       -----------
                                                                $ 4,170,456       $ 4,276,183
                                                                ===========       ===========


        The accompanying notes are an integral part of these statements.

                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                13 Weeks          13 Weeks
                                                  Ended            Ended
                                                March 25,         March 27,
                                                  2000              1999
                                              -----------       -----------
Sales                                         $ 3,063,253       $ 2,622,851
Cost of goods sold and occupancy costs          2,228,011         1,894,003
                                              -----------       -----------

    Gross profit                                  835,242           728,848

Store and warehouse operating
   and selling expenses                           569,381           471,669
Pre-opening expenses                                2,650             6,463
General and administrative expenses               106,349            89,723
Merger and restructuring costs                      1,029             2,761
                                              -----------       -----------

     Operating profit                             155,833           158,232

Other income (expense):
     Interest income                                3,364             9,712
     Interest expense                              (7,196)           (6,351)
     Miscellaneous income (expense), net           21,072            (1,838)
                                              -----------       -----------

    Earnings before income taxes                  173,073           159,755

Income taxes                                       64,037            59,179
                                              -----------       -----------

    Net earnings                              $   109,036       $   100,576
                                              ===========       ===========

Earnings per share:

    Basic                                     $      0.34       $      0.27
    Diluted                                          0.32              0.25









        The accompanying notes are an integral part of these statements.

                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)


                                                                                                            Unamortized
                                                      Common             Common           Additional       Value of Long-
                                                      Stock              Stock              Paid-in       Term Incentive
                                                      Shares             Amount             Capital         Stock Grant
                                                  -------------       ------------       ------------     ---------------

Balance at December 26, 1998                        373,817,704       $      3,738       $    838,122       $     (2,874)


Comprehensive income:
     Net earnings
     Foreign currency translation adjustment
     Unrealized gain on investment
       securities, net of tax

     Comprehensive income

Acquisition of treasury stock
Retirement of treasury stock                         (3,245,170)               (32)            (1,718)
Grant of long-term incentive stock                      130,000                  1              2,127             (2,127)
Exercise of stock options (including
     income tax benefits)                             4,457,024                 45             72,865
Issuance of stock under employee
     stock purchase plans                               712,431                  7              9,240
Matching contributions under 401(k)
     and deferred compensation plans                    320,906                  3              5,423
Conversion of LYONs to common stock                      23,710                 --                329
Payment for fractional shares in
   connection with 3-for-2 stock split                   (4,166)                --                (93)
Amortization of long-term incentive
     stock grant                                                                                                     936
                                                  -------------       ------------       ------------       ------------

BALANCE AT DECEMBER 25, 1999                        376,212,439       $      3,762       $    926,295       $     (4,065)

(UNAUDITED):
Comprehensive income:
     Net earnings
     Foreign currency translation adjustment
     Net unrealized loss on investment
       securities, net of tax

     Comprehensive income

Acquisition of treasury stock
Exercise of stock options (including
     income tax benefits)                               182,610                  2              1,721
Issuance of stock under employee
     stock purchase plans                               285,878                  3              2,702
Matching contributions under 401(k)
     and deferred compensation plans                    136,635                  1              1,551
Amortization of long-term incentive
     stock grant                                                                                                     174
                                                  -------------       ------------       ------------       ------------
BALANCE AT MARCH 25, 2000                           376,817,562       $      3,768       $    932,269       $     (3,891)
                                                   ============       ============       ============       ============

                                                   Accumulated
                                                      Other
                                                  Comprehensive     Comprehensive          Retained           Treasury
                                                      Income            Income             Earnings             Stock
                                                  -------------     --------------       ------------       ------------
Balance at December 26, 1998                       $    (18,078)                         $  1,209,721       $     (1,750)


Comprehensive income:
     Net earnings                                                     $    257,638            257,638
     Foreign currency translation adjustment            (28,319)           (28,319)
     Unrealized gain on investment
       securities, net of tax                            62,127             62,127
                                                                      ------------
     Comprehensive income                                             $    291,446
                                                                      ============

Acquisition of treasury stock                                                                                   (501,361)
Retirement of treasury stock                                                                                       1,750
Grant of long-term incentive stock
Exercise of stock options (including
     income tax benefits)
Issuance of stock under employee
     stock purchase plans
Matching contributions under 401(k)
     and deferred compensation plans
Conversion of LYONs to common stock
Payment for fractional shares in
   connection with 3-for-2 stock split
Amortization of long-term incentive
     stock grant
                                                   ------------                          ------------       ------------

BALANCE AT DECEMBER 25, 1999                       $     15,730                          $  1,467,359       $   (501,361)

(UNAUDITED):
Comprehensive income:
     Net earnings                                                     $    109,036            109,036
     Foreign currency translation adjustment              7,489              7,489
     Net unrealized loss on investment
       securities, net of tax                            (9,669)            (9,669)
                                                                      ------------
     Comprehensive income                                             $    106,856
                                                                      ============

Acquisition of treasury stock                                                                                   (144,325)
Exercise of stock options (including
     income tax benefits)
Issuance of stock under employee
     stock purchase plans
Matching contributions under 401(k)
     and deferred compensation plans
Amortization of long-term incentive
     stock grant
                                                   ------------                          ------------       ------------
BALANCE AT MARCH 25, 2000                          $     13,550                          $  1,576,395       $   (645,686)
                                                   ============                          ============       ============






        The accompanying notes are an integral part of these statements.

                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                   13 Weeks Ended     13 Weeks Ended
                                                                       March 25,         March 27,
                                                                          2000              1999
                                                                   --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                                      $ 3,025,235       $ 2,619,326
    Cash paid to suppliers                                             (2,730,452)       (2,353,161)
    Interest received                                                       2,467             9,006
    Interest paid                                                          (2,238)           (1,554)
    Income taxes paid                                                      (7,388)           (5,144)
                                                                      -----------       -----------
       Net cash provided by operating activities                          287,624           268,473
                                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities or sales of investment securities             18,960             2,407
    Purchase of investment securities                                      (5,740)               --
    Capital expenditures, net of proceeds from sales                      (51,585)         (105,266)
                                                                      -----------       -----------
       Net cash used in investing activities                              (38,365)         (102,859)
                                                                      -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options and sale
       of stock under employee stock purchase plans                         4,116            35,944
    Acquisition of treasury stock                                        (144,325)               --
    Proceeds from issuance of long-term debt                                8,421                --
    Payments on long- and short-term borrowings                            (1,554)             (933)
                                                                      -----------       -----------
       Net cash (used in) provided by financing activities               (133,342)           35,011
                                                                      -----------       -----------

    EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS            9,334            (4,527)
                                                                      -----------       -----------

    Net increase in cash and cash equivalents                             125,251           196,098
    Cash and cash equivalents at beginning of period                      218,784           704,541
                                                                      -----------       -----------
   Cash and cash equivalents at end of period                         $   344,035       $   900,639
                                                                      ===========       ===========
RECONCILIATION OF NET EARNINGS TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
      Net earnings                                                    $   109,036       $   100,576
      Adjustments to reconcile net earnings to net cash
         provided by operating activities:
         Depreciation and amortization                                     47,420            38,457
         Provision for losses on merchandise inventories and
             receivables                                                   29,973            20,573
         Accreted interest on zero coupon, convertible
             subordinated notes                                             5,026             4,787
         Contributions of common stock to employee
             benefit and stock purchase plans                               1,552             1,882
         Net (earnings) losses on equity method investments                (3,286)              646
         Loss on disposal of property and equipment                         2,021             3,455
         Deferred income taxes                                               (256)              (57)
         Gain on sale of investment securities                            (18,960)               --
         Changes in assets and liabilities:
              Decrease in receivables                                      44,553            52,005
              Decrease in merchandise inventories                         159,248             7,158
              Net decrease (increase) in prepaid expenses,
                  deferred income taxes and other assets                      234           (12,429)
              Net (decrease) increase in accounts payable,
                  accrued expenses and deferred credits                   (88,937)           51,420
                                                                      -----------       -----------
                     Total adjustments                                    178,588           167,897
                                                                      -----------       -----------
          Net cash provided by operating activities                   $   287,624       $   268,473
                                                                      ===========       ===========



        The accompanying notes are an integral part of these statements.

                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                 NOTES TO OUR CONSOLIDATED FINANCIAL STATEMENTS


(Tabular amounts in thousands, except share data)

NOTE A - BASIS OF PRESENTATION

Office Depot, Inc., together with our subsidiaries, is the world's largest supplier of office products and services, operating in 19 countries throughout the world and doing business primarily under two brands - Office Depot(R) and Viking Office Products(R). We serve our customers, including those in countries operated under licensing and joint venture agreements, through multiple sales channels. These channels include an international chain of high-volume office supply stores located in ten countries; a domestic contract sales network; five commercial Internet sites, serving both our domestic and international customers; and catalog, mail order and delivery operations in 16 countries. After merging with Viking Office Products, Inc. ("Viking") in August 1998, we now have operations, either owned directly or operated through joint venture or licensing agreements, in Australia, Austria, Belgium, Canada, Colombia, France, Germany, Hungary, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, the Netherlands, Poland, Thailand, the United Kingdom and the United States.

We currently maintain licensing agreements for the operation of Office Depot stores in Colombia, Hungary, Poland and Thailand. Our stores in Israel and Mexico are operated under joint venture agreements and are accounted for using the equity method. Our portion of the income or loss from the operation of these joint ventures is included in miscellaneous income (expense) on our consolidated statements of earnings. The financial position, results of operations and cash flows of our Japanese retail operations are included in our consolidated financial statements as of the balance sheet dates and for the first quarter of 2000. Prior to April 1999, we operated these stores under a joint venture agreement. Accordingly, the results of these operations were accounted for using the equity method during the first quarter of 1999.

We operate on a 52- or 53-week fiscal year ending on the last Saturday of December. Our interim financial statements as of March 25, 2000 and for the 13-week periods ending March 25, 2000 and March 27, 1999 are unaudited. However, in our opinion, these interim financial statements reflect all adjustments (consisting only of normal recurring items) necessary to provide you with a fair presentation of our financial position, results of operations and cash flows for the periods presented. These interim results are not necessarily indicative of the results you should expect for the full year. For a better understanding of our company and our financial statements, we recommend that you read these interim financial statements in conjunction with our audited financial statements for the year ended December 25, 1999 included in our 1999 Annual Report.

We have made certain reclassifications to our prior year statements to conform them to the presentation we used in the current year.

NOTE B - MERGER AND RESTRUCTURING TRANSACTIONS

VIKING MERGER: In August 1998, we completed our merger with Viking. Subsequent to the merger, we immediately began the process of integrating the Office Depot and Viking businesses. Our plans, which we initially expected to complete during 2000, anticipated closing 15 domestic CSCs and opening five new domestic CSCs, as well as installing complex new systems in each surviving facility. During the fourth quarter of 1999, after evaluating the results of two integrated test facilities, we modified our integration plans. Our revised plans incorporate a simpler approach and, as a result, require less time and capital to complete. Furthermore, under our revised plans, we will close only nine of our existing CSCs, and no additional CSCs will be opened. We lease all but two of the CSCs we now plan to close. We sold one of these CSCs in 1999, and we expect to sell the other in 2000. Our plan is to vacate all of the buildings once we have ceased operations in them. Accordingly, we have written off certain assets such as leasehold improvements, redundant software and conveyor systems in these CSCs. In addition to these charges, merger and restructuring costs include certain expenses of exiting these facilities that will provide us with no future economic benefit (e.g., future lease obligations, personnel-related termination costs, etc.).

Furthermore, we have combined certain of our support functions in our Viking and Office Depot domestic headquarters in conjunction with our integration plans. Merger and restructuring costs include charges associated with these activities, primarily personnel-related termination costs.

We accrue merger and restructuring costs when significant changes in our plan are unlikely, which generally requires that planned actions take place within one year. In the case of our CSC integration, we plan to integrate all of our CSCs by March 2001.

CLOSURE OF FURNITURE AT WORK(TM) AND IMAGES(TM) STORES: As a result of our 1998 decision to focus on continuing to grow our core businesses and expanding our international operations, we closed all of our Furniture at Work(TM) and Images(TM) stores. Exit costs related to closing these facilities are included in merger and restructuring costs for the first quarter of 1999.

ACQUISITION OF JOINT VENTURE INTERESTS IN FRANCE AND JAPAN: In November 1998, we purchased our joint venture partner's interest in our French Office Depot retail operations. Following this purchase, we decided to restructure and integrate the separate Office Depot and Viking operations in France. During 1999, this decision involved consolidating the Office Depot and Viking headquarters into a new office that is more conveniently located. We do not expect to close any operating facilities in conjunction with our restructuring and integration efforts in France. Instead, we will integrate the warehousing and delivery of our Office Depot and Viking brand merchandise in each of our existing warehouses.

Following our April 1999 purchase of our joint venture partner's interest in our Japanese Office Depot retail operations, we began restructuring and integrating our Office Depot and Viking operations in Japan. During 1999, we closed one CSC and one store, and we expect to close another CSC in 2000.

Costs associated with these integration activities, primarily personnel-related costs, were included in merger and restructuring costs in the first quarters of 2000 and 1999. We expect our operations in France and Japan to be completely integrated by the end of 2000.

Merger and restructuring costs in the first quarters of 2000 and 1999 consists of the following charges:

                                                                        2000        1999
                                                                       ------      ------
Viking Merger:
     Facility and personnel-related costs                              $  951      $1,092
       attributable to the merger transaction
                                                                       ------      ------
                                                                       $  951      $1,092
                                                                       ------      ------


Closure of Furniture at Work(TM) and Images(TM) Stores:
     Asset write-offs associated with closing stores                   $   --      $1,127
     Other facility exit costs, principally estimated lease costs
        subsequent to closing the stores                                   --         464
                                                                       ------      ------
                                                                       $   --      $1,591
                                                                       ------      ------
Acquisition of Joint Venture Interests in France and Japan:


     Personnel-related costs
                                                                       $   78      $   78
                                                                       ------      ------
                                                                       $   78      $   78
                                                                       ------      ------
              Grand Total                                              $1,029      $2,761
                                                                       ======      ======


We determined the fair value of assets held for disposal by estimating the net realizable value at the time of closure or removal from service. Estimated proceeds from and costs to dispose of these assets were determined through analysis of historical data and expected outcomes. The costs required to complete our merger and restructuring plans necessarily involve the use of estimates. We believe our estimates are unlikely to change significantly in the future.

As of March 25, 2000, we had remaining accruals of approximately $20.1 million for merger and restructuring costs. Amounts expensed for asset write-offs are recorded as a reduction of our fixed assets. All other amounts are recorded as accrued expenses. The activity in our accruals by expense category is as follows:

                                      Beginning         New          Cash         Ending
                                       Balance        Charges      Payments       Balance
                                       --------      --------      --------       --------
Accrued merger transaction costs       $  1,639      $     --      $    (86)      $  1,553
Accrued other facility exit costs         7,764            24          (334)         7,454
Accrued personnel retention and
    termination costs                    11,865         1,005        (1,733)        11,137
                                       --------      --------       -------       --------
    Total accrued costs                $ 21,268      $  1,029      $ (2,153)      $ 20,144
                                       ========      ========       =======       ========


We expect to incur additional merger and restructuring costs over the remaining integration period. Although we expect these costs to be insignificant to our future operating results, there can be no assurance that this will be the case.


NOTE C - COMPREHENSIVE INCOME

Comprehensive income represents all non-owner changes in stockholders' equity and consists of the following:

                                                         First Quarter
                                                      2000            1999
                                                   ---------       ---------
Net earnings                                       $ 109,036       $ 100,576
Foreign currency translation adjustments               7,489         (13,698)
Net unrealized loss on investment securities*        (16,780)             --
Tax on net unrealized loss                             7,111              --
                                                   ---------       ---------
   Total comprehensive income                      $ 106,856       $  86,878
                                                   =========       =========


       *The net unrealized loss on investment securities arises from the changes in fair value of equity investments that are classified as "available for sale" under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of March 25, 2000, we owned two investments which met this classification, and their recorded values were adjusted accordingly.


NOTE D - STOCK REPURCHASE

In August 1999, our Board of Directors approved a $500 million stock repurchase program. We purchased 46.7 million shares of our stock at a total cost of $500 million plus commissions during the third and fourth quarters of 1999. In January and March 2000, our Board of Directors approved additional stock repurchases of up to $100 million each, bringing our total authorization to $700 million. As of March 25, 2000, we had purchased an additional 13.3 million shares of our stock at a total cost of $144 million plus commissions, leaving a remaining authorization of approximately $56 million. The remaining authorization does not have an expiration date, and we can acquire our common stock either in the open market or through negotiated purchases.


NOTE E - LONG-TERM DEBT

In February 1998, we entered into a credit agreement with a syndicate of banks as described more fully in our 1999 Annual Report. As of March 25, 2000, we had no outstanding borrowings under this facility, but we had outstanding letters of credit totaling $28.8 million.

In July 1999, we entered into term loan and revolving credit agreements with several Japanese banks (the "yen facilities") to provide financing for our operating and expansion activities in Japan. The yen facilities provide for maximum aggregate borrowings of (Y)9.76 billion (the equivalent of $91 million at March 25, 2000) at an interest rate of .875% over the Tokyo Interbank Offered Rate ("TIBOR"). Although the loans mature at varying dates over three to six months, we have classified these borrowings as long-term because we intend to renew them as they come due. These yen facilities contain covenants similar to those in our domestic credit facility, which you can read about in our 1999 Annual Report. As of March 25, 2000, the equivalent of $54 million was outstanding under these yen facilities. Effective as of October 28, 1999, we entered into a yen interest rate swap with a financial institution (for a principal amount equivalent to $22 million at March 25, 2000) in order to hedge against the volatility of the interest payments on a portion of our yen borrowings. The terms of the swap specify that we pay an interest rate of .7% and receive TIBOR. The swap will mature in July 2000, but we intend to renew it for as long as the hedged borrowings remain outstanding.


NOTE F - GAIN ON SALE OF INVESTMENT

In February 2000, we exercised 250,000 warrants and simultaneously sold the underlying shares of one of our "available-for-sale" investments on the open market for $19.0 million, net of commissions. We paid the exercise price of the warrants through the exercise of an additional 27,777 warrants. We realized a gain of $19.0 million on this transaction, which is included in miscellaneous income in our consolidated statement of earnings.


NOTE G - EARNINGS PER SHARE ("EPS")

Basic EPS is calculated based on the weighted average number of shares outstanding during each period. Diluted EPS further assumes that: (1) our zero coupon, convertible subordinated notes, if dilutive (i.e., if their effect reduces EPS), were converted to common stock as of the beginning of each period,
(2) stock options, if dilutive (i.e., if the exercise price of the option is lower than the average market price of the common stock), were exercised and (3) the proceeds from the assumed exercise of dilutive stock options were used to repurchase common stock to be held in treasury. We adjust net earnings under this assumption for interest accreted on the notes, if these notes are dilutive, net of the related income tax effect.


The information required to compute basic and diluted EPS is as follows:

                                                       FIRST QUARTER
                                                    2000          1999
                                                  --------      --------
Basic:
   Weighted average number of
     common shares outstanding                     323,605       372,805
                                                  ========      ========

Diluted:
   Net earnings                                   $109,036      $100,576
   Interest expense related to
     convertible notes, net of income taxes          3,166         2,934
                                                  --------      --------
       Adjusted net earnings                      $112,202      $103,510
                                                  ========      ========

   Weighted average number of
      common shares outstanding                    323,605       372,805
   Shares issued upon assumed
      conversion of convertible notes               24,741        24,753
   Shares issued upon assumed
      exercise of dilutive stock options             2,998        11,714
                                                  --------      --------
        Shares used in computing diluted EPS       351,344       409,272
                                                  ========      ========



Options to purchase 22,320,768 shares of common stock at an average exercise price of approximately $18.47 per share were not included in our computation of diluted earnings per share for the first quarter of 2000, because their effect would be anti-dilutive.


NOTE H - NON-CASH INVESTING AND FINANCING TRANSACTIONS

Our Consolidated Statements of Cash Flows do not include the following non-cash investing and financing transactions.

                                                           First Quarter
                                                        2000           1999
                                                      --------       --------
Additional paid-in capital related to income tax
     benefits on stock options exercised              $    312       $  6,072
Assets acquired under capital leases                    12,569         12,698
Common stock issued upon conversion of debt                 --            257
Net unrealized loss on investment securities,
     net of income taxes                                (9,669)            --



NOTE I - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that we record all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the values of those derivatives should be accounted for according to the intended use of the derivative and whether it qualifies for hedge accounting.

In July 1999, the FASB issued SFAS No.137, which defers the effective date of SFAS No. 133 until the start of fiscal years beginning after June 15, 2000. We will adopt SFAS No. 133 in our fiscal year 2001. We do not expect the adoption of SFAS No. 133 to have a material impact on our financial position or the results of our operations.

In March 2000, the Emerging Issues Task Force ("EITF") reached a consensus in EITF Issue 00-02, "Accounting for Web Site Development Costs," agreeing that the costs incurred to develop software to operate a Web site for internal use should be accounted for in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under this SOP, costs incurred in the preliminary project stage should be expensed as incurred, as should most training and data conversion costs. External direct costs of materials and services and internal direct payroll-related costs should be capitalized once certain criteria are met. This consensus is effective for the first quarter beginning after June 30, 2000. We will adopt EITF Issue 00-02 in the fourth quarter of 2000. We do not expect the adoption of EITF 00-02 to have a material impact on our financial position or the results of our operations.

NOTE J - SEGMENT INFORMATION

We operate in three reportable segments: Stores, Business Services Group ("BSG") and International. You will find a more complete description of each of these operating groups in paragraphs 3 through 5 of Item 2 (Management's Discussion and Analysis). Each of these segments is managed separately primarily because it either serves different customer groups or provides a different service format. Our senior management evaluates the performance of our business based on each segment's operating income, which is defined as income before taxes, interest income and expense, gains and losses on investments, merger and restructuring costs and general and administrative expenses. During the first quarter of 2000, we redefined our operating and reporting segments to more closely match management responsibility. Accordingly, all of our segment information has been restated to reflect this change. The accounting policies we apply to each of our segments are the same as those applied to our consolidated company. These are described in the summary of significant accounting policies in our 1999 Annual Report.

The following is a summary of our significant accounts and balances by segment for the first quarters of 2000 and 1999, reconciled to our consolidated totals.

                                                                                         Earnings Before
                                                         Sales                             Income Taxes
                                             -----------------------------       -----------------------------
                                                2000               1999               2000              1999
                                             -----------       -----------       -----------       -----------
Stores                                       $ 1,795,647       $ 1,548,725       $   154,227       $   142,503
BSG                                              882,747           747,750            57,857            58,675
International                                    385,811           327,558            53,266            47,722
                                             -----------       -----------       -----------       -----------
  Total reportable segments                    3,064,205         2,624,033           265,350           248,900
Eliminations and other                              (952)           (1,182)          (92,277)          (89,145)
                                             -----------       -----------       -----------       -----------
  Total                                      $ 3,063,253       $ 2,622,851       $   173,073       $   159,755
                                             ===========       ===========       ===========       ===========



                                                        Capital                           Depreciation
                                                      Expenditures                      and Amortization
                                             ----------------------------         ----------------------------
                                               2000                1999             2000               1999
                                             --------            --------         --------            --------
Stores                                       $ 24,471            $ 65,898         $ 22,135            $ 17,152
BSG                                            12,936               1,201           10,547               7,628
International                                   8,207               4,950            3,216               2,952
                                             --------            --------         --------            --------
  Total reportable segments                    45,614              72,049           35,898              27,732
Other                                           6,052              33,335           11,522              10,725
                                             --------            --------         --------            --------
  Total                                      $ 51,666            $105,384         $ 47,420            $ 38,457
                                             ========            ========         ========            ========



                                             Provision for Losses On                 Equity in Earnings
                                           Inventories and Receivables          (Losses) of Investees, Net*
                                           ---------------------------          ---------------------------
                                             2000               1999              2000                1999
                                           -------            -------           --------            -------
Stores                                     $11,215            $ 9,528            $    --            $    --
BSG                                         10,703              8,293                 --                 --
International                                8,055              2,752              3,594               (301)
                                           -------            -------            -------            -------
  Total reportable segments                 29,973             20,573              3,594               (301)
Other                                           --                 --                 --                 --
                                           -------            -------            -------            -------
  Total                                    $29,973            $20,573            $ 3,594            $  (301)
                                           =======            =======            =======            =======


* Includes licensing fee income

                                                  Assets as of
                                       --------------------------------
                                        March 25,           December 25,
                                         2000                   1999
                                       ----------            ----------
Stores                                 $1,986,567            $2,170,928
BSG                                     1,061,119             1,097,232
International                             676,077               683,322
                                       ----------            ----------
  Total reportable segments             3,723,763             3,951,482
Other                                     446,693               324,701
                                       ----------            ----------
  Total                                $4,170,456            $4,276,183
                                       ==========            ==========



A reconciliation of our earnings before income taxes from our reportable segments to earnings before income taxes in our consolidated financial statements is as follows:

                                                  2000                  1999
                                               ---------             ---------
Total from reportable segments                 $ 265,350             $ 248,900
General and administrative expenses             (106,349)              (89,723)
Gain on sale of investment                        18,960                    --
Interest (income) expense, net                    (3,832)                3,361
Merger and restructuring costs                    (1,029)               (2,761)
Intersegment transactions                            (27)                  (22)
                                               ---------             ---------
  Total                                        $ 173,073             $ 159,755
                                               =========             =========


Our total sales by operating segment include inter-segment sales, which are generally recorded at the cost to the selling entity. Assets not allocated to segments consist primarily of our corporate cash balances, tax-related accounts, employee benefit plan balances and assets associated with corporate investing and financing transactions.

We have operations, either owned directly or operated through joint venture or licensing agreements, in Australia, Austria, Belgium, Canada, Colombia, France, Germany, Hungary, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, the Netherlands, Poland, Thailand, the United Kingdom and the United States. There is no single country outside of the United States in which we generate
10% or more of our total revenues. Summarized financial information relating to our domestic and foreign operations is as follows:

                                       Sales                                    Assets
                                      for the                                    as of
                                   First Quarter                      March 25,            December 25,
                            2000                  1999                   2000                  1999
                         ----------            ----------            ----------            ----------
United States            $2,618,738            $2,243,877            $3,564,751            $3,668,038
International               444,515               378,974               605,705               608,145
                         ----------            ----------            ----------            ----------
  Total                  $3,063,253            $2,622,851            $4,170,456            $4,276,183
                         ==========            ==========            ==========            ==========


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(Tabular amounts in thousands)

GENERAL

Office Depot, Inc., together with our subsidiaries, is the largest supplier of office products and services in the world. We sell to consumers and businesses of all sizes through our three business segments: Stores, Business Services Group and International. Each of these segments is described in more detail below. During the first quarter of 2000, we redefined our operating and reporting segments to more closely match management responsibility. All financial information for our segments has been restated to reflect this change. We operate on a 52- or 53-week fiscal year ending on the last Saturday in December.

Management's Discussion and Analysis ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our consolidated financial statements and the notes to those statements in Item 1 of this Form 10-Q, as well as our 1999 Annual Report. This MD&A contains significant amounts of forward-looking information, and is qualified by our Cautionary Statements regarding forward-looking information. While you will find Cautionary Statements throughout this MD&A, there is also a separate section immediately following this MD&A and a separate section immediately following the MD&A in our 1999 Annual Report. Without limitation, when we use the words "believe," "estimate," "plan," "expect," "intend," "anticipate," "continue," "project" and similar expressions in this Form 10-Q, we are identifying forward-looking statements, and our Cautionary Statements apply to these terms and expressions.

STORES: Our Stores Division sells office products, copy and print services, and other business-related services under the Office Depot(R) and the Office Place(R) brands through our chain of high volume retail stores throughout the United States and Canada. In the first quarter of 2000, our Stores Division opened 11 office supply stores, bringing our total number of stores operating at the end of the quarter to 836. This compares with 725 stores that were operating at the end of the first quarter of 1999.

BUSINESS SERVICES GROUP ("BSG"): Through our BSG, we sell office products and services to contract and commercial customers in the United States and Canada through our Office Depot(R) and Viking Office Products(R) direct mail catalogs and Internet sites, and by means of our Office Depot contract sales force. To facilitate delivery to our domestic commercial, contract and retail customers, our BSG operated 30 customer service centers ("CSCs") in the United States at the end of the first quarters of 2000 and 1999.

INTERNATIONAL: Our International Division sells office products and services to retail and commercial customers in 17 countries outside the United States and Canada. At the end of the first quarter of 2000, there were 121 retail office supply stores outside the United States and Canada operating under the Office Depot(R) name, 32 of which were wholly owned. This compares to 93 stores, 17 of which were wholly owned, at the end of the comparable period in 1999. In addition to these stores, located in eight foreign countries, our International Division has catalog and delivery operations in 14 countries and public Internet sites in three countries. Most of our international catalog and delivery operations are operated under the Viking Office Products(R) name.

We have initiated plans to integrate our Viking and Office Depot operations domestically and internationally. We have included the estimated costs of this integration in merger and restructuring costs. See MERGER AND RESTRUCTURING COSTS for further information.


RESULTS OF OPERATIONS

SALES

                                          First Quarter
                                 2000                   1999                   Increase
                             -----------             -----------             -----------
Stores                       $ 1,795,647             $ 1,548,725                  16%
Business Services                882,747                 747,750                  18%
International                    385,811                 327,558                  18%
Inter-segment                       (952)                 (1,182)                  *
                             -----------             -----------                ------
   Total                     $ 3,063,253             $ 2,622,851                  17%
                             ===========             ===========                ======


*   Not meaningful.

OVERALL
The largest driver of our overall sales increase has been our continued worldwide store expansion. We have increased our domestic and international store base by 111 and 28 stores, respectively, since the end of the first quarter of 1999. Increased contract sales in our BSG segment is the next largest contributor to our overall sales increase. We achieved greater penetration in the contract market by expanding our contract sales force and modifying their compensation and sales support infrastructure.

STORES
We increased sales in our Stores Division primarily through our store expansion program, with sales generated by non-comparable stores (those open for less than one year) representing approximately 75% of the total sales increase. The remaining increase is attributable to comparable sales growth of 5% for the first quarter of 2000. As a result of heavy in-store promotions, sales of furniture led the increase with significant quarter-over-quarter growth. Sales of computer hardware products (i.e.,computers, monitors, printers, copiers, scanners, and peripherals) also grew for the quarter, with the increase in units sold exceeding declines in average selling prices.

BSG
Expansion of our sales force, along with modification of their compensation and sales support infrastructure, were the largest drivers of growth in our BSG segment. Sales generated from our public and contract Web sites in the United States increased to $171.6 million in the first quarter of 2000, as compared to $50.4 million in the first quarter of 1999. We believe that the breadth of our service offerings within our BSG attracts new customers and enhances existing customer relationships. Sales of paper and filing products and machine supplies (i.e., inkjet supplies, ribbons, laser and copier supplies) displayed the largest overall increases, with growth in both units sold and average selling prices.

INTERNATIONAL
Approximately 53% of the total sales increases in our International Division resulted from the start-up of our Japanese catalog operations and the consolidation of our Japanese retail operations in April 1999. Prior to our purchase of the remaining 50% interest in this retail operation from our joint venture partner in April 1999, the business was accounted for using the equity method. Our International Division also achieved significant comparable sales increases, with our comparable catalog sales and comparable store sales increasing 6% and 20%, respectively. These comparable sales numbers were negatively impacted by unfavorable exchange rate changes. In local currency, our comparable sales increased 14% for our catalog operations and 37% for our retail operations. The competitive, political and economic conditions that exist in international markets in which we operate may impact our sales in this segment in the future.

GROSS PROFIT

                           First Quarter             Gross             First Quarter             Gross
                               2000                 Profit %                1999                 Profit %
                           -----------             ---------           -----------             ---------
Stores                       $ 408,672                  22.8%            $ 356,238                  23.0%
Business Services              274,524                  31.1%              235,900                  31.5%
International                  152,375                  39.5%              137,182                  41.9%
Other                             (329)                   --                  (472)                   --
                             ---------             ---------             ---------             ---------
  Total                      $ 835,242                  27.3%            $ 728,848                  27.8%
                             =========             =========             =========             =========


OVERALL
For the first quarter of 2000, the decrease in our overall gross profit percentage is primarily the result of increased occupancy costs driven by the large number of new stores opened throughout 1999 and the consolidation of our Japanese retail operations in our 2000 results. Our stores typically need about four years to reach sales maturity. Until a store reaches maturity, its fixed occupancy costs as a percentage of its sales are typically higher than in more mature stores. Internationally, our retail operations require higher occupancy costs than our catalog operations. Increased paper costs also affected gross margins in each of our segments, but overall product costs decreased slightly as a result of improved purchasing leverage associated with volume growth and vendor consolidation.

Our overall gross profit percentages fluctuate as a result of numerous factors, including competitive pricing pressures; changes in product, catalog and customer mix; emergence of new technology; suppliers' pricing changes; as well as our ability to manage our net product costs through growth in total merchandise purchases. Additionally, our occupancy costs may vary as we add stores and CSCs in new markets with different rental and other occupancy costs, and as we relocate and/or close existing stores in current markets.

STORES
In our Stores Division, our gross profit rate has decreased as a result of the increased occupancy costs discussed above. Furthermore, our margins were negatively impacted by the shift in our sales mix toward furniture and technology products, which yield lower gross profit percentages than other product groups. However, the negative impact of these shifts in our sales mix was offset by improvements in our computer hardware margins and lowered net product costs as a result of improved incentive programs negotiated with our vendors.

BSG
We earn higher gross profit percentages in our BSG than in our Stores Division principally because of a different sales mix. Paper, machine supplies and other general office supplies, which yield higher margins than certain other product groups, account for a much larger percentage of total sales in our BSG than in our Stores Division. BSG's gross profit percentages are, however, lower than those we earn internationally as a result of the lower relative pricing we negotiate with our domestic contract customers. Our gross profit margins decreased in our BSG segment primarily because of increased paper costs without a corresponding increase in selling prices. Changing prices in our BSG segment requires more time than in our Stores Division because of existing contractual relationships with our customers. Additionally, our BSG segment's sales mix shifted toward furniture products, which yield lower margins than certain of our other product groups.

INTERNATIONAL
Gross profit in our International Division for the first quarter of 2000 decreased largely because of increased retail sales as a percentage of our total international sales. With the consolidation of our Japanese retail operations beginning in the second quarter of 1999 and the significant sales growth in our French retail operations, retail sales in the first quarter of 2000 represented 12% of our total sales, compared to 6% in the first quarter of 1999. Gross profit percentages earned in our international retail stores are lower than the percentages in our international catalog business, primarily as a result of pricing and product mix differences and increased occupancy costs as a percentage of sales.


STORE AND WAREHOUSE OPERATING AND SELLING EXPENSES


                           First Quarter                              First Quarter
                               2000                % of Sales              1999                % of Sales
                           -------------           ----------         -------------            ---------

Stores                       $ 251,824                  14.0%            $ 208,024                  13.4%
Business Services              215,369                  24.4%              175,927                  23.5%
International                  102,490                  26.6%               88,169                  26.9%
Other                             (302)                   --                  (451)                   --
                             ---------             ---------             ---------             ---------
  Total                      $ 569,381                  18.6%            $ 471,669                  18.0%
                             =========             =========             =========             =========


OVERALL
Operating and selling expenses increased overall as we pursued increased market penetration in all of our segments. To achieve this growth, we expanded our contract sales force and invested in a new advertising campaign. We believe these changes will result in greater sales growth in the future, thereby lowering our operating costs. Additionally, the costs of integrating our Viking and Office Depot operations have negatively impacted our operating and selling costs.

STORES
In our Stores Division, operating and selling expenses have increased as a percentage of sales largely because of increased advertising expense to promote our "Taking Care of Business" campaign. Also, delivery expenses have increased as a result of rising costs in our CSCs as more fully discussed below and an increase in the number of delivered orders.

BSG
Operating and selling expenses as a percentage of sales are significantly higher in our BSG than in our Stores Division, principally because of the need for a more experienced and highly compensated sales force. The increases in warehouse operating and selling expenses for the first quarter were driven largely by personnel-related expenses associated with expanding our contract sales force and our warehouse staff. We expanded our sales force in order to further penetrate the contract market. The increase in our warehouse workforce was required to handle the transition to fully integrated Office Depot/Viking warehouses. During the latter half of 1999, we began processing both Office Depot and Viking brand orders in certain facilities, and we expect to fully integrate all warehouses by early 2001. During the transition period, we continued to operate both the closing warehouse and the new integrated warehouse in one of our markets for a few months, contributing to the increased operating and selling expenses in BSG. We currently operate out of 28 of the 30 CSCs that were open at the end of the first quarter of 1999 and two combined facilities opened in the fourth quarter of 1999. As we progress in the integration process, we plan to significantly reduce the total number of warehouse facilities we operate, which should positively impact our BSG's overall operating expenses relative to sales. See additional discussion of the planned integration in MERGER AND RESTRUCTURING COSTS.

INTERNATIONAL
Similar to our other segments, personnel and delivery expenses are the most significant components of our International Division's operating and selling expenses. Furthermore, because direct mail presently constitutes our largest international sales channel, advertising expense, including the cost of catalog production and mailing, represents a significant expense for this segment. Certain of our international operations are in their start-up phase, which also increases our international operating expenses as a percentage of sales when compared to our other reporting segments.

For the quarter, the decrease in operating and selling expenses as a percentage of sales was largely the result of decreased retail and commercial advertising costs. As discussed earlier, our retail operations, which now include Japan, currently represent a much larger proportion of our international sales than in the comparable 1999 period. Overall operating costs in our international retail operations are higher as a percentage of sales than in our catalog operations because of the fixed-cost infrastructure required to operate stores. However, the decreased advertising costs more than offset this effect.

As we continue to expand our international business and establish greater brand recognition, we expect to leverage certain fixed operating expenses, and our cost to attract new customers should decline as a percentage of sales. We believe, however, that these improvements will be offset by the incremental costs incurred to continue developing new markets, including Japan.

PRE-OPENING EXPENSES

                                              First Quarter
                                         2000              1999
                                     -------------     -------------
Pre-opening expenses                    $2,650            $6,463

Office supply stores opened*                11                29



* Includes relocations and wholly-owned international locations.

Our pre-opening expenses consist principally of personnel, property and advertising expenses incurred in opening or relocating stores in our Stores Division. We typically incur these expenses during a six-week period prior to the store opening. Because we expense these items as they are incurred, the amount of pre-opening expenses we incur each period is generally proportional to the number of new stores we open and the number of stores we are currently in the process of opening during the period. Our pre-opening expenses also include, to a lesser extent, expenses incurred to open and relocate facilities in our BSG and our International Division.

Pre-opening expenses typically approximate $155 thousand per domestic office supply store and $80 thousand per international office supply store, but may be higher for stores with extended pre-opening rent periods. Our cost to open a new CSC varies significantly with the size and location of the facility. Historically, we have incurred pre-opening expenses of up to $1.8 million to open a domestic or international CSC.


GENERAL AND ADMINISTRATIVE EXPENSES

                                                         First Quarter
                                                   2000                  1999
                                               ----------             ----------
General and administrative expenses            $  106,349             $   89,723

Percentage of sales                                   3.5%                   3.4%



Our general and administrative expenses consist primarily of personnel-related costs associated with support functions. Because these functions, for the most part, support all segments of our business, we do not consider these costs in determining our segment profitability. Contributing to the growth in our general and administrative expenses were increases in spending to support our e-commerce and data warehouse initiatives and international expansion.

MERGER AND RESTRUCTURING COSTS

VIKING MERGER
In August 1998, we completed our merger with Viking Office Products, Inc. ("Viking"). Subsequent to the merger, we immediately began the process of integrating the Office Depot and Viking businesses. Our plans, which we initially expected to complete during 2000, anticipated closing 15 domestic CSCs and opening five new domestic CSCs, as well as installing complex new systems in each surviving facility. During the fourth quarter of 1999, after evaluating the results of two integrated test facilities, we modified our integration plans. Our revised plans incorporate a simpler approach and, as a result, require less time and capital to complete. Furthermore, under our revised plans, we will close only nine of our existing CSCs, and no additional CSCs will be opened. We lease all but two of the CSCs we now plan to close. We sold one of these CSCs in 1999, and we expect to sell the other in 2000. Our plan is to vacate all of the buildings once we have ceased operations in them. Accordingly, we have written off certain assets such as leasehold improvements, redundant software and conveyor systems in these CSCs. In addition to these charges, merger and restructuring costs include certain expenses of exiting these facilities that will provide us with no future economic benefit (e.g., future lease obligations, personnel-related termination costs, etc.).

Furthermore, we have combined certain of our support functions in our Viking and Office Depot domestic headquarters in conjunction with our integration plans. Merger and restructuring costs include charges associated with these activities, primarily personnel-related termination costs.

We accrue merger and restructuring costs when significant changes in our plan are unlikely, which generally requires that planned actions take place within one year. In the case of our CSC integration, we plan to integrate all of our CSCs by March 2001.

CLOSURE OF FURNITURE AT WORK(TM) AND IMAGES(TM) STORES
As a result of our 1998 decision to focus on continuing to grow our core businesses and expanding our international operations, we closed all of our Furniture at Work(TM) and Images(TM) stores. Exit costs related to closing these facilities are included in merger and restructuring costs for the first quarter of 1999.

ACQUISITION OF JOINT VENTURE INTERESTS IN FRANCE AND JAPAN
In November 1998, we purchased our joint venture partner's interest in our French Office Depot retail operations. Following this purchase, we decided to restructure and integrate the separate Office Depot and Viking operations in France. During 1999, this decision involved consolidating the Office Depot and Viking headquarters into a new office that is more conveniently located. We do not expect to close any operating facilities in conjunction with our restructuring and integration efforts in France. Instead, we will integrate the warehousing and delivery of our Office Depot and Viking brand merchandise in each of our existing warehouses.

Following our April 1999 purchase of our joint venture partner's interest in our Japanese Office Depot retail operations, we began restructuring and integrating our Office Depot and Viking operations in Japan. During 1999, we closed one CSC and one store, and we expect to close another CSC in 2000.

Costs associated with these integration activities, primarily personnel-related costs, were included in merger and restructuring costs in the first quarters of 2000 and 1999. We expect our operations in France and Japan to be completely integrated by the end of 2000.

Merger and restructuring costs in the first quarters of 2000 and 1999 consists of the following charges:

                                                                              2000              1999
                                                                             ------            ------
Viking Merger:
     Facility and personnel-related costs
       attributable to the merger transaction                                $  951            $1,092
                                                                             ------            ------
                                                                             $  951            $1,092

Closure of Furniture at Work(TM) and Images(TM) Stores:

     Asset write-offs associated with closing stores                         $   --            $1,127

     Other facility exit costs, principally estimated lease costs
        subsequent to closing the stores                                         --               464
                                                                             ------            ------
                                                                             $   --            $1,591
                                                                             ------            ------
Acquisition of Joint Venture Interests in France and Japan:


     Personnel-related costs                                                 $   78            $   78
                                                                             ------            ------
                                                                             $   78            $   78
                                                                             ------            ------
              Grand Total                                                    $1,029            $2,761
                                                                             ======            ======


We determined the fair value of assets held for disposal by estimating the net realizable value at the time of closure or removal from service. Estimated proceeds from and costs to dispose of these assets were determined through analysis of historical data and expected outcomes. The costs required to complete our merger and restructuring plans necessarily involve the use of estimates. We believe our estimates are unlikely to change significantly in the future.

As of March 25, 2000, we had remaining accruals of approximately $20.1 million for merger and restructuring costs. Amounts expensed for asset write-offs are recorded as a reduction of our fixed assets. All other amounts are recorded as accrued expenses. The activity in our accruals by expense category is as follows:

                                            Beginning            New                Cash               Ending
                                             Balance           Charges            Payments             Balance
                                             -------            -------            -------             -------
Accrued merger transaction costs             $ 1,639            $    --            $   (86)            $ 1,553
Accrued other facility exit costs              7,764                 24               (334)              7,454
Accrued personnel retention and
    termination costs                         11,865              1,005             (1,733)             11,137
                                             -------            -------            -------             -------
    Total accrued costs                      $21,268            $ 1,029            $(2,153)            $20,144
                                             =======            =======            =======             =======


We expect to incur additional merger and restructuring costs over the remaining integration period. Although we expect these costs to be insignificant to our future operating results, there can be no assurance that this will be the case.

OTHER INCOME AND EXPENSES

                                          First Quarter
                                    2000                   1999
                                  --------             --------
    Interest income               $  3,364             $  9,712
    Interest expense                (7,196)              (6,351)
    Miscellaneous income
        (expense), net              21,072               (1,838)


We do not consider interest income and expense arising from our corporate investing and financing activities in determining segment profitability. The decrease in interest income is attributable to our lower average cash balances following our repurchase of 60 million shares of our stock at a total cost of $644.0 million, plus commissions, during the last half of 1999 and first quarter of 2000. We also expect a proportional impact on our interest income in future periods.

The majority of our interest expense is fixed in nature and relates to our convertible, subordinated debt. Additionally, throughout 1999 and the first quarter of 2000, we entered into a number of capital leases, primarily for new point-of-sale equipment in our stores. This has resulted in increased interest expense which will likely continue in future years. In late 1999, we began borrowing against our yen-denominated loan facility to finance our expansion in Japan. Because the interest rate we are currently paying on our yen borrowings is between 1% and 2%, the effect of these borrowings on interest expense in the first quarter of 2000 was negligible. See LIQUIDITY AND CAPITAL RESOURCES for further discussion.

Our miscellaneous income (expense) consists of equity in the earnings (losses) of our joint venture investments, licensing fees that we generate from licensing agreements, amortization of goodwill and a gain on the sale of investment securities. All of our equity method investments involve operations outside of the United States and Canada, and our equity in the earnings (losses) of these operations is included, along with our licensing income, in determining the profitability of our International Division. Because our goodwill arose from purchases that benefit our segments, the amortization of that goodwill is included in the profitability of the segments benefited. Gains or losses from the sale of investments, on the other hand, are not included in our segment profitability, because the decisions are controlled at the corporate level. The majority of the miscellaneous income recorded in the first quarter of 2000 resulted from a $19.0 million gain on the sale of investment securities. Also, earnings of our equity method investments were $3.3 million in the first quarter of 2000, compared with a loss of $0.6 million in the first quarter of 1999. This is primarily attributable to the consolidation of our Japanese retail operations beginning in the second quarter of 1999 when we purchased the remaining 50% interest from our joint venture partner. Prior to that consolidation, we recorded equity losses related to the start-up of those operations. Through our joint ventures that are accounted for using the equity method, we opened three locations in 2000 and four locations in 1999 that required start-up costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

                                         First Quarter                       Increase
                                  2000                  1999                (Decrease)
                                ---------             ---------             ---------
Operating activities            $ 287,624             $ 268,473             $  19,151
Investing activities              (38,365)             (102,859)               64,494
Financing activities             (133,342)               35,011              (168,353)


OPERATING AND INVESTING ACTIVITIES

We have historically relied on cash flows generated from operations as our primary source of funds, because the majority of our store sales are generated on a cash and carry basis. Furthermore, we use private label credit card programs, administered and financed by financial services companies, to expand our sales without the burden of carrying additional receivables. Our cash requirements are also reduced by vendor credit terms that allow us to finance a portion of our inventories. We generally offer credit terms, under which we carry our own receivables, to our contract and certain of our catalog customers. As we expand our contract and catalog businesses, we anticipate that our accounts receivable portfolio will continue to grow. Receivables from rebate, cooperative advertising and marketing programs with our vendors comprise a significant percentage of our total receivables. These receivables tend to fluctuate seasonally (growing during the second half of the year and declining during the first half), because certain collections do not occur until after an entire program year has been completed.

The increase in our operating cash flows is primarily attributable to decreased store openings. On a worldwide basis in the first quarter of 2000, excluding joint venture operations and licensing arrangements, we opened 11 stores, including relocations of older stores, as compared to 29 stores during the first quarter of 1999. Opening a new domestic store requires that we outlay approximately $500 thousand for the portion of our inventories that is not financed by our vendors, as well as approximately $155 thousand for pre-opening expenses (see PRE-OPENING EXPENSES). In the first quarter of 2000, we also reduced our inventory balances by $181 million, as we sold merchandise purchased in late 1999 as part of our Y2K preparedness. Furthermore, our ongoing supply chain management efforts have decreased our average store inventory by 15% since the first quarter of 1999.

Our primary investing activity is the acquisition of capital assets. The number of stores and CSC's we open or remodel each quarter generally drives the volume of our capital investments. As mentioned above, our store openings for the first quarter of 2000 have decreased as compared to the first quarter of 1999. This was the most significant contributor to the overall decrease in our investing cash outflows.

Our Viking integration plans, which are discussed in MERGER AND RESTRUCTURING COSTS, will require capital investments, both domestically and internationally, approximating $50 million over the next 12 months. We also currently plan to open approximately 90 to 100 stores in our Stores Division and 35 stores and one warehouse in our International Division in 2000. We estimate that our cash investing requirements will be approximately $1.1 million for each new domestic office supply store. The $1.1 million investment includes approximately $600 thousand for leasehold improvements, fixtures, point-of-sale terminals and other equipment and approximately $500 thousand for the portion of our inventories that is not financed by our vendors. In addition, each new office supply store typically requires pre-opening expenses of $155 thousand domestically and $80 thousand internationally. Our cash investing requirements for a new CSC are significantly higher than the requirements for a new store. Each new domestic and international CSC requires between $6 and $16 million for capital assets and inventories and pre-opening expenses of up to $1.8 million, depending on the size, type and location of the facility.

We have expanded our presence in the electronic commerce marketplace by entering into strategic business relationships with several Web-based providers of business-to-business ("B2B") electronic commerce solutions. We made equity investments in these and other companies in 1999 ($50.7 million) and in the first quarter of 2000 ($5.7 million). In February 2000, we exercised 250,000 warrants and simultaneously sold the underlying shares of one of these investments on the open market for $19.0 million, net of commissions. We paid the exercise price of the warrants through the exercise of an additional 27,777 warrants. We realized a gain of $19.0 million on this transaction in the first quarter of 2000. Although certain of our investments have increased in value since our initial investment, these and our other investments may not generate similar appreciation in the future. Furthermore, the net unrealized gain we have recorded in stockholders' equity will not be realized until our investments are sold, and the value of all of our remaining investments could decrease before it is realized. We plan to continue looking for opportunities to invest in companies that provide B2B electronic commerce solutions for small- and medium-sized businesses.

FINANCING

In February 1998, we entered into a credit agreement with a syndicate of banks. This credit agreement provides us with a working capital line and letters of credit totaling $300 million. This credit agreement replaced a previous credit agreement with another group of banks. It provides for various borrowing rate options, including a rate based on credit rating and fixed charge coverage ratio factors that currently would result in an interest rate of .18% over LIBOR. The credit facility expires in February 2003 and contains certain restrictive covenants relating to various financial statement ratios. As of March 25, 2000, we had no outstanding borrowings under this facility, but we had outstanding letters of credit totaling $28.8 million.

In July 1999, we entered into term loan and revolving credit agreements with several Japanese banks (the "yen facilities") to provide financing for our operating and expansion activities in Japan. The yen facilities provide for maximum aggregate borrowings of (Y)9.76 billion (the equivalent of $91 million at March 25, 2000) at an interest rate of
 .875% over the Tokyo Interbank Offered Rate ("TIBOR"). Although the loans mature at varying dates over three to six months, we have classified these borrowings as long-term because we intend to renew them as they come due. These yen facilities contain covenants similar to those in our February 1998 domestic credit facility. As of March 25, 2000, the equivalent of $54 million was outstanding under these yen facilities. Effective as of October 28, 1999, we entered into a yen interest rate swap with a financial institution (for a principal amount equivalent to $22 million at March 25, 2000) in order to hedge against the volatility of the interest payments on a portion of our yen borrowings. The terms of the swap specify that we pay an interest rate of .7% and receive TIBOR. The swap will mature in July 2000, but we intend to renew it for as long as the hedged borrowings remain outstanding.

In addition to bank borrowings, we have historically used equity capital, convertible debt and capital equipment leases as supplemental sources of funds.

The decline in our cash from financing activities during the first quarter of 2000, as compared to the first quarter of 1999, was driven largely by our stock repurchase program. During the first quarter of 2000, we purchased 13.3 million shares of our stock at a total cost of $144.0 million plus commissions.

In 1992 and 1993, we issued Liquid Yield Option Notes ("LYONs(R)"), which are zero coupon, convertible subordinated notes maturing in 2007 and 2008, respectively. Each LYON(R) is convertible at the option of the holder at any time on or prior to its maturity into Office Depot common stock at conversion rates of 43.895 and 31.851 shares per 1992 and 1993 LYON(R), respectively. On November 1, 2000 for the 1993 LYONs(R) and December 11, 2002 for the 1992 LYONs(R), each holder may require us to purchase the LYONs(R) from them at the issue price plus accrued original issue discount. If the holder decides to exercise their put option, we have the choice of paying the holder in cash, common stock or a combination of the two. For that reason, our 1993 LYONs(R) have been classified as current liabilities on our March 25, 2000 and December 25, 1999 consolidated balance sheets. Unless our stock price increases substantially above current levels, we expect that a significant number of our 1993 LYONs(R) holders will exercise their put options in November of this year. Our current intention is to pay cash for any puts exercised on November 1, 2000.

We continually review our financing options. Although we currently anticipate that we will finance all of our 2000 expansion, integration and other activities through cash on hand, funds generated from operations, equipment leases and funds available under our credit facilities, we will consider alternative financing as appropriate for market conditions. We expect that our financing requirements in 2000 will be affected primarily by the number of new stores or CSCs we open or acquire, the specific actions required to integrate our Office Depot and Viking operations and the decisions of our LYONs(R) holders.

SIGNIFICANT TRENDS, DEVELOPMENTS AND UNCERTAINTIES

Over the years, we have seen continued development and growth of competitors in all segments of our business. Mass merchandisers and warehouse clubs have increased their assortment of home office merchandise, attracting additional back-to-school customers and year-round casual shoppers. We also face competition from other office products superstores that compete directly with us in numerous markets. These other office products superstores compete with us in geographical locations where we have traditionally been the market leader, just as we have begun penetrating markets where they have historically held the dominant market share. This competition, along with the competition from mass merchandisers and warehouse clubs, is likely to result in increased competitive pressures on pricing, product selection and services provided.

We have also seen growth in new and innovative competitors that offer office products over the Internet, featuring special purchase incentives and one-time deals (such as close-outs). Through our own successful commercial and contract Web sites, we believe that we have positioned ourselves competitively in the electronic commerce arena. We have invested in strategic partnerships with several business-to-business Internet companies offering innovative solutions to small businesses, a target customer group. We are committed to supporting our Internet channel to enable us to meet the changing needs of our customers, including continuing to invest in new and innovative electronic commerce businesses.


EURO

On January 1, 1999, 11 of the 15 member countries of the European Economic and Monetary Union ("EMU") established fixed conversion rates between their existing currencies and the EMU's common currency (the "euro"). The euro is presently trading on currency exchanges and may be used in business transactions. The ultimate conversion to the euro will eliminate currency exchange rate risk among the member countries. The former currencies of the participating countries are scheduled to remain legal tender as denominations of the euro until January 1, 2002. During this transition period, parties may settle transactions using either the euro or a participating country's former currency. On July 1, 2002, new euro-denominated bills and coins will become the sole legal currency, and all former currencies will be withdrawn from circulation. We have adapted our internal systems to accommodate euro-denominated transactions.

We generate significant sales in Europe. The use of a single currency in the participating countries may affect our ability to price our products differently in various European markets because of price transparency. We realize that we may be faced with price harmonization at lower average prices for items we sell in some markets. Nevertheless, other market factors such as local taxes, customer preferences and product assortment may reduce the likelihood or magnitude of price equalization. Based on our initial evaluations of the business implications of our conversion to the euro, we do not expect it to have a material effect on our financial position, results of operations or business practices.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that we record all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the values of those derivatives should be accounted for according to the intended use of the derivative and whether it qualifies for hedge accounting.

In July 1999, the FASB issued SFAS No.137, which defers the effective date of SFAS No. 133 until the start of fiscal years beginning after June 15, 2000. We will adopt SFAS No. 133 in our fiscal year 2001. Assuming our current level of involvement in derivative instruments and hedging activities does not change before we adapt this statement, we do not expect the adoption of SFAS No. 133 to have a material impact on our financial position or the results of our operations.

In March 2000, the Emerging Issues Task Force ("EITF") reached a consensus in EITF Issue 00-02, "Accounting for Web Site Development Costs," agreeing that the costs incurred to develop software to operate a Web site for internal use should be accounted for in accordance with Statement of Position ("SOP")98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under this SOP, costs incurred in the preliminary project stage should be expensed as incurred, as should most training and data conversion costs. External direct costs of materials and services and internal direct payroll-related costs should be capitalized once certain criteria are met. This consensus is effective for the first quarter beginning after June 30, 2000. We will adopt EITF Issue 00-02 in the fourth quarter of 2000. We do not expect the adoption of EITF 00-02 to have a material impact on our financial position or the results of our operations.


CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In December 1995, the Private Securities Litigation Reform Act of 1995 (the "Act") was enacted by the United States Congress. The Act, as amended, contains certain amendments to the Securities Act of 1933 and the Securities Exchange Act of 1934. These amendments provide protection from liability in private lawsuits for "forward-looking" statements made by public companies. We want to take advantage of the "safe harbor" provisions of the Act. In doing so, we have disclosed these forward-looking statements by informing you in specific cautionary statements of the circumstances which may cause the information in these statements not to transpire as expected.

This Quarterly Report on Form 10-Q contains both historical information and other information that you may use to infer future performance. Examples of historical information include our quarterly financial statements and the commentary on past performance contained in our MD&A. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that, with the exception of information that is clearly historical, all the information contained in this Quarterly Report on Form 10-Q should be considered to be "forward-looking statements" as referred to in the Act. Without limiting the generality of the preceding sentence, any time we use the words "estimate," "project," "intend," "expect," " believe," "anticipate," "continue" and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature.

Forward-looking information involves risks and uncertainties, including certain matters that we discussed in more detail in the Cautionary Statements contained in our 1999 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2000. This information is based on various factors and assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements in this Quarterly Report. In particular, the factors we discussed in the Cautionary Statements in our 1999 Annual Report on Form 10-K could affect our actual results and could cause our actual results during the remainder of 2000 and in future years to differ materially from those expressed in any forward-looking statement made by us or on our behalf in this Quarterly Report. Those Cautionary Statements are incorporated herein by this reference to them.



ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


INTEREST RATE RISKS

See the disclosure in our 1999 Annual Report on Form 10-K, filed on March 22, 2000. We do not believe that the risk we face related to interest rate changes is materially different than it was at the date of such Report.

FOREIGN EXCHANGE RATE RISKS

See the disclosure in our 1999 Annual Report on Form 10-K, filed on March 22, 2000. We do not believe that the risk we face related to foreign currencies is materially different than it was at the date of such Report.

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

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an annual meeting of our stockholders on April 28, 2000 to vote on the following:

     a. To elect 11 directors to hold office until the next Annual Meeting of our stockholders or until their successors have been elected and qualified. Our stockholders voted to elect all 11 directors. Votes for and votes withheld, by nominee, were as follows:

                     Nominee                    For                    Withheld
                     -------                    ---                    --------
                  Lee A Ault, III           288,293,408                4,080,949

                  Neil R. Austrian          288,280,883                4,093,474

                  Cynthia R. Cohen          288,388,724                3,985,633

                  David I. Fuente           258,434,207               33,940,150

                  W. Scott Hedrick          288,315,980                4,058,377

                  Irwin Helford             288,102,679                4,271,678

                  James L. Heskett          288,322,282                4,052,075

                  Michael J. Myers          288,307,126                4,067,231

                  M. Bruce Nelson           287,558,887                4,815,470

                  Frank P. Scruggs, Jr.     285,807,347                6,567,010

                  Peter J. Solomon          285,277,360                7,096,997



     b. To consider an amendment to our Long-Term Equity Incentive Plan to increase the number of shares of our common stock authorized for issuance under the Plan by 16 million shares. Our stockholders approved this matter with 139,723,606 votes for and 94,206,261 votes against it. In addition, there were 1,492,819 abstentions and 56,951,671 broker non-votes.

     c. To consider an amendment to our Employee Stock Purchase Plan to provide for an increase of 2 million in the number of shares of our common stock authorized to be sold pursuant to the Plan. Our stockholders approved this matter with 229,679,742 votes for and 4,502,575 votes against it. In addition, there were 1,170,326 abstentions and 57,021,714 broker non-votes.

     d. To ratify our Board's appointment of Deloitte & Touche LLP as our independent public accountants for the 2000 fiscal year. Our stockholders approved this matter with 290,846,375 votes for and 627,229 votes against it. In addition, there were 900,753 abstentions.


ITEM 5   OTHER INFORMATION

Not applicable.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

          a.       27.1 Financial Data Schedule (for SEC use only).

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        OFFICE DEPOT, INC.
                                           (Registrant)



Date:  May 9, 2000                      By: /s/ Barry J. Goldstein
                                            --------------------------------
                                            Barry J. Goldstein
                                            Executive Vice President-Finance
                                            and Chief Financial Officer



Date:  May 9, 2000                      By: /s/ Charles E. Brown
                                            --------------------------------
                                            Charles E. Brown
                                            Senior Vice President-Finance
                                            and Controller
                                            (Principal Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit No.                         Description
-----------                         -----------

     27.1         Financial Data Schedule (for SEC use only)