Form 10-Q
period 2000-06-24
OFFICE DEPOT INC
filed 2000-08-04
CIK 800240

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

  (Mark One)

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

            For the quarterly period ended          June 24, 2000
                                             -----------------------------

                                      or

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

     For the transition period from                    to
                                      -----------------    -----------------

               Commission file number                     1-10948
                                                   ------------------------

                               OFFICE DEPOT, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            59-2663954
----------------------------------                  ---------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

2200 Old Germantown Road; Delray Beach, Florida                       33445
------------------------------------------------                   ------------
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

                                            Yes  [X]        No [ ]

The registrant had 305,672,455 shares of common stock outstanding as of July 21, 2000.

ITEM 1                          FINANCIAL STATEMENTS

                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                   AS OF                  AS OF
                                                                  JUNE 24,            DECEMBER 25,
                                                                    2000                  1999
                                                              -----------------     ------------------
                                                                (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents                                       $   213,123             $   218,784
  Receivables, net                                                    773,089                 849,478
  Merchandise inventories, net                                      1,294,401               1,436,879
  Deferred income taxes and other current assets                      121,786                 125,911
                                                                  -----------             -----------

     Total current assets                                           2,402,399               2,631,052

 Property and equipment, net                                        1,178,182               1,145,628
 Goodwill and other assets, net                                       445,084                 499,503
                                                                  -----------             -----------
                                                                  $ 4,025,665             $ 4,276,183
                                                                  ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $ 1,079,646             $ 1,239,301
  Accrued expenses and other current liabilities                      382,056                 414,690
  Income taxes payable                                                 71,391                  39,588
  Current maturities of long-term debt                                256,685                 250,466
                                                                  -----------             -----------

     Total current liabilities                                      1,789,778               1,944,045

 Deferred income taxes and other credits                               70,198                 103,319
 Long-term debt, net of current maturities                            341,628                 321,099

Commitments and contingencies

Stockholders' equity:
 Common stock - authorized 800,000,000 shares
    of $.01 par value; issued 377,414,345 in
    2000 and 376,212,439 in 1999                                        3,774                   3,762
 Additional paid-in capital                                           937,146                 926,295
 Unamortized value of long-term incentive stock grants                 (3,579)                 (4,065)
 Accumulated other comprehensive income                               (45,794)                 15,730
 Retained earnings                                                  1,634,332               1,467,359
 Treasury stock, at cost - 67,082,119 shares in 2000
   and 46,770,272 shares in 1999                                     (701,818)               (501,361)
                                                                  -----------             -----------
                                                                    1,824,061               1,907,720
                                                                  -----------             -----------
                                                                  $ 4,025,665             $ 4,276,183
                                                                  ===========             ===========


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       13 WEEKS ENDED                             26 WEEKS ENDED
                                              ------------------------------------    ------------------------------------
                                                  JUNE 24,            JUNE 26,            JUNE 24,           JUNE 26,
                                                    2000               1999                2000                1999
                                              -----------------   ----------------    ----------------   -----------------
Sales                                          $ 2,630,848          $ 2,343,036          $ 5,694,101          $ 4,965,887
Cost of goods sold and occupancy costs           1,881,337            1,664,801            4,109,348            3,558,804
                                               -----------          -----------          -----------          -----------

  Gross profit                                     749,511              678,235            1,584,753            1,407,083

Store and warehouse operating
  and selling expenses                             531,953              453,210            1,101,334              924,879
Pre-opening expenses                                 3,157                5,239                5,807               11,702
General and administrative expenses                115,053               89,707              221,402              179,430
Merger and restructuring costs                       3,352               12,718                4,381               15,479
                                               -----------          -----------          -----------          -----------
                                                   653,515              560,874            1,332,924            1,131,490

  Operating profit                                  95,996              117,361              251,829              275,593

Other income (expense):
  Interest income                                    3,521                8,710                6,885               18,422
  Interest expense                                  (7,070)              (6,700)             (14,266)             (13,051)
  Miscellaneous (expense) income, net                 (483)              (1,807)              20,589               (3,645)
                                               -----------          -----------          -----------          -----------

  Earnings before income taxes                      91,964              117,564              265,037              277,319

Income taxes                                        34,027               43,448               98,064              102,627
                                               -----------          -----------          -----------          -----------

   Net earnings                                $    57,937          $    74,116          $   166,973          $   174,692
                                               ===========          ===========          ===========          ===========

Earnings per common share:

   Basic                                       $      0.18          $      0.20          $      0.52          $      0.47
   Diluted                                            0.18                 0.19                 0.50                 0.44



                               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         26 WEEKS ENDED
                                                                   ----------------------------
                                                                     JUNE 24,          JUNE 26,
                                                                       2000              1999
                                                                   ---------          ---------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net earnings                                                   $ 166,973          $ 174,692
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation and amortization                                96,179             78,460
         Provision for losses on inventories and receivables          47,630             44,102
         Changes in assets and liabilities                            18,585           (133,525)
         Other operating activities, net                             (10,201)            18,680
                                                                   ---------          ---------
            Net cash provided by operating activities                319,166            182,409
                                                                   ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investment securities                               (21,612)          (102,452)
    Proceeds from maturities or sales of
       investment securities                                          18,960              5,045
    Capital expenditures, net of proceeds from sales                (126,370)          (186,728)
    Other investing activities                                            --            (21,629)
                                                                   ---------          ---------
       Net cash used in investing activities                        (129,022)          (305,764)
                                                                   ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options and sale
       of stock under employee stock purchase plans                    7,431             45,752
    Acquisition of treasury stock                                   (200,457)                --
    Other financing activities, net                                    5,100             (2,652)
                                                                   ---------          ---------
       Net cash (used in) provided by financing activities          (187,926)            43,100
                                                                   ---------          ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    CASH EQUIVALENTS                                                  (7,879)            (2,134)
                                                                   ---------          ---------
    Net decrease in cash and cash equivalents                         (5,661)           (82,389)
       Cash and cash equivalents at beginning of period              218,784            704,541
                                                                   ---------          ---------
       Cash and cash equivalents at end of period                  $ 213,123          $ 622,152
                                                                   =========          =========

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES:
    Interest received                                              $   6,473          $  18,413
    Interest paid                                                      4,253              3,307
    Income taxes paid                                                 72,669            108,223

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES:
    Additional paid-in capital related to income tax
       benefits on stock options exercised                         $     539          $   8,161
    Assets acquired under capital leases                              12,569             36,293
    Decline in fair value of investment securities,
       net of income taxes                                            45,681                 --
    Common stock issued upon conversion of debt                           --                287


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                       OFFICE DEPOT, INC. AND SUBSIDIARIES
            NOTES TO OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands)

NOTE A - BASIS OF PRESENTATION

Office Depot, Inc., together with our subsidiaries, is the world's largest supplier of office products and services in terms of sales volume. We operate on a 52- or 53-week fiscal year ending on the last Saturday of December. Our condensed interim financial statements as of June 24, 2000 and for the 13- and 26-week periods ending June 24, 2000 (also referred to as "the second quarter of 2000" and "the first half of 2000," respectively) and June 26, 1999 (also referred to as "the second quarter of 1999" and "the first half of 1999," respectively) are unaudited. However, in our opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide you with a fair presentation of our financial position, results of operations and cash flows for the periods presented. Also, we have made certain reclassifications to our historical financial statements to conform them to the presentation we used in the current year. These interim results are not necessarily indicative of the results you should expect for the full year. For a better understanding of our company and our financial statements, we recommend that you read these condensed interim financial statements in conjunction with our audited financial statements for the year ended December 25, 1999, which are included in our 1999 Annual Report on Form 10-K, filed on March 22, 2000.

NOTE B - MERGER AND RESTRUCTURING TRANSACTIONS

For information on our merger and restructuring transactions and plans, see the disclosures in our 1999 Annual Report on Form 10-K. We have not made any significant changes to our plans since the end of 1999. We incurred $4 million of merger and restructuring costs during the first half of 2000. These charges were primarily personnel-related costs attributable to our 1998 merger with Office Products, Inc. ("Viking"). During the first half of 1999, we incurred $15 million of merger and restructuring costs, including $9 million attributable to the acquisition of our remaining joint venture interests in France and Japan, $3 million associated with the closure of our Furniture at Work(TM) and Images(TM) stores, and $3 million in facility- and personnel-related costs arising from our merger with Viking. As of June 24, 2000, we had remaining accruals of approximately $17 million for merger and restructuring costs. These accruals consist of approximately $9 million for personnel-related costs, approximately $7 million for facility-related costs, and approximately $2 million for merger transaction costs. Amounts expensed for asset write-offs are recorded as a reduction of our fixed assets, while all other amounts are recorded as accrued expenses.

NOTE C - COMPREHENSIVE INCOME

Comprehensive income represents all non-owner changes in stockholders' equity and consists of the following:

                                                           SECOND QUARTER                          FIRST HALF
                                                   ---------------------------------    ---------------------------------
                                                        2000               1999              2000              1999
                                                   ---------------    --------------    ---------------    --------------
Net earnings                                          $  57,937         $  74,116         $ 166,973         $ 174,692
Foreign currency translation adjustments                (23,331)           (3,888)          (15,842)          (17,586)
Decline in fair value of investment securities          (58,607)               --           (75,387)               --
Tax on decline in fair value of investment
  securities                                             22,594                --            29,705                --
                                                      ---------         ---------         ---------         ---------
    Total comprehensive income                        $  (1,407)        $  70,228         $ 105,449         $ 157,106
                                                      =========         =========         =========         =========


NOTE D - STOCK REPURCHASE

During the second quarter of 2000, we completed our previously announced $700 million stock repurchase programs by acquiring an additional 7 million shares of our common stock. As of the end of the second quarter, under the repurchase programs authorized by our Board of Directors, we had repurchased a total of 67 million shares of our common stock.

In July 2000, our Board authorized the repurchase of an additional $100 million of our common stock. This authorization does not have an expiration date.

NOTE E - LONG-TERM DEBT

In May 2000, we entered into a credit agreement with a syndicate of banks. This agreement has a one-year term and provides us with a working capital line of credit of $300 million. Furthermore, this agreement has various borrowing rate options, including a rate based on our credit rating, which would currently result in an interest rate of 0.4% over LIBOR. Together with our existing five-year credit agreement, we now have a total of $600 million in available funds. You can read about the five-year credit agreement, entered into in February 1998, in our 1999 Annual Report on Form 10-K. Both credit agreements contain similar restrictive covenants. As of June 24, 2000, we had no outstanding borrowings under our domestic lines of credit, but we had outstanding letters of credit totaling $33 million.

In July 1999, we entered into term loan and revolving credit agreements with several Japanese banks (the "yen facilities") to provide financing for our operating and expansion activities in Japan. As of June 24, 2000, the equivalent of $55 million was outstanding under these yen facilities. We entered into a yen interest rate swap (for a principal amount equivalent to $23 million as of June 24, 2000) in order to hedge against the volatility of the interest payments on a portion of our yen borrowings. The swap will mature in July 2002. You can read more about our yen facilities and interest rate swap in our 1999 Annual Report on Form 10-K.

NOTE F - INVESTMENTS

In September 1999, we adopted a strategy to invest in companies that provide business-to-business electronic commerce solutions for small- and medium-sized businesses. We invested $22 million in such companies during the first half of 2000, bringing our investments since September 1999 to $72 million. The carrying value of our investments at June 24, 2000 was $98 million. The carrying value of investments we held at December 25, 1999 has decreased by $75 million from $152 million. This decline in fair value has been included in other comprehensive income, net of applicable income taxes (see Note C). The majority of these investments are in closely held corporations, and quoted market prices are not available. Because a reasonable estimate of fair value could not be made without incurring excessive costs, our investments in closely held corporations are carried at cost.

In February 2000, we exercised 250,000 warrants and simultaneously sold the underlying shares of one of our investments on the open market for $19 million, net of commissions. We paid the exercise price of the warrants through the exercise of an additional 27,777 warrants, realizing a gain of $19 million on the transaction. This gain was included in miscellaneous income in the first half of 2000.

NOTE G - EARNINGS PER SHARE ("EPS")

The information required to compute basic and diluted EPS is as follows:

                                                       SECOND QUARTER                  FIRST HALF
                                                 ------------------------        ------------------------
                                                   2000            1999            2000            1999
                                                 --------        --------        --------        --------
Basic:
Weighted average number of
   common shares outstanding                      313,696         374,285         318,651         373,545
                                                 --------        --------        --------        --------

Diluted:
Net earnings                                     $ 57,937        $ 74,116        $166,973        $174,692
Interest expense related to
  convertible notes, net of income taxes            3,190           2,978           6,357           5,912
                                                 --------        --------        --------        --------
    Adjusted net earnings                        $ 61,127        $ 77,094        $173,330        $180,604
                                                 ========        ========        ========        ========

Weighted average number of
   common shares outstanding                      313,696         374,285         318,651         373,545
Shares issued upon assumed
   conversion of convertible notes                 24,741          24,740          24,741          24,747
Shares issued upon assumed
   exercise of dilutive stock options               2,130           9,865           2,564          10,790
                                                 --------        --------        --------        --------
     Shares used in computing diluted EPS         340,567         408,890         345,956         409,082
                                                 ========        ========        ========        ========


Options to purchase 30,442,360 shares of common stock at an average exercise price of $16.27 per share were not included in our computation of diluted earnings per share for the second quarter of 2000, because their effect would be anti-dilutive.

NOTE H - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that we record all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the values of those derivatives should be accounted for according to the intended use of the derivative and whether it qualifies for hedge accounting.

In July 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 until the start of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," which addresses implementation issues experienced by those companies that adopted SFAS No. 133 early. We will adopt SFAS No. 133, as well as its amendments and interpretations, in fiscal year 2001. We do not expect the adoption of these statements to have a material impact on our financial position or the results of our operations.

In March 2000, the Emerging Issues Task Force ("EITF") reached a consensus in EITF Issue 00-02, "Accounting for Web Site Development Costs," agreeing that the costs incurred to develop software to operate a Web site for internal use should be accounted for in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under this SOP, costs incurred in the preliminary project stage should be expensed as incurred, as should most training and data conversion costs. External direct costs of materials and services and internal direct payroll-related costs should be capitalized when certain criteria are met. This consensus is effective for the first quarter beginning after June 30, 2000. We will adopt EITF Issue 00-02 in the fourth quarter of 2000. The adoption of EITF 00-02 will not have a material impact on our financial position or the results of our operations.

NOTE I - SEGMENT INFORMATION

During the first quarter of 2000, we redefined our operating and reporting segments to more closely match management responsibility. Accordingly, all of our historical segment information has been restated to reflect this change. The following is a summary of our significant accounts and balances by segment for the 13- and 26-week periods ended June 24, 2000 and June 26, 1999, reconciled to our consolidated totals.

                                                                  SALES
                                   -----------------------------------------------------------------------
                                           SECOND QUARTER                              FIRST HALF
                                   -------------------------------         -------------------------------
                                       2000               1999                2000                1999
                                   -----------         -----------         -----------         -----------
Stores                             $ 1,416,003         $ 1,309,422         $ 3,211,650         $ 2,858,148
Business Services Group                869,730             730,729           1,752,477           1,478,479
International                          346,121             303,879             731,932             631,437
                                   -----------         -----------         -----------         -----------
  Total reportable segments          2,631,854           2,344,030           5,696,059           4,968,064
Eliminations                            (1,006)               (994)             (1,958)             (2,177)
                                   -----------         -----------         -----------         -----------
  Total                            $ 2,630,848         $ 2,343,036         $ 5,694,101         $ 4,965,887
                                   ===========         ===========         ===========         ===========





                                                      EARNINGS BEFORE INCOME TAXES
                                   ---------------------------------------------------------------
                                         SECOND QUARTER                       FIRST HALF
                                   ---------------------------         ---------------------------
                                     2000               1999             2000              1999
                                   ---------         ---------         ---------         ---------

Stores                             $ 100,012         $ 122,024         $ 254,239         $ 264,527
Business Services Group               70,207            61,767           128,064           120,442
International                         43,722            34,259            96,988            81,982
                                   ---------         ---------         ---------         ---------
  Total reportable segments          213,941           218,050           479,291           466,951
Eliminations and other              (121,977)         (100,486)         (214,254)         (189,632)
                                   ---------         ---------         ---------         ---------
  Total                            $  91,964         $ 117,564         $ 265,037         $ 277,319
                                   =========         =========         =========         =========

                                              ASSETS
                                 ---------------------------------
                                     JUNE 24,         DECEMBER 25,
                                      2000               1999
                                 -------------        ------------
Stores                              $2,024,659        $2,170,928
Business Services Group              1,058,202         1,097,232
International                          688,685           683,322
                                    ----------        ----------
   Total reportable segments         3,771,546         3,951,482
Other                                  254,119           324,701
                                    ----------        ----------
   Total                            $4,025,665        $4,276,183
                                    ==========        ==========


A reconciliation of our earnings before income taxes from our reportable segments to earnings before income taxes in our condensed consolidated financial statements is as follows:

                                                     SECOND QUARTER                         FIRST HALF
                                              ---------------------------         ---------------------------
                                                2000              1999              2000             1999
                                              ---------------------------         ---------------------------
Total from reportable segments                $ 213,941         $ 218,050         $ 479,291         $ 466,951
General and administrative expenses            (115,053)          (89,707)         (221,402)         (179,430)
Gain on sales of investment securities               33                --            18,993                --
Interest (expense) income, net                   (3,549)            2,010            (7,381)            5,371
Merger and restructuring costs                   (3,352)          (12,718)           (4,381)          (15,479)
Inter-segment transactions                          (56)              (71)              (83)              (94)
                                              ---------         ---------         ---------         ---------
   Total                                      $  91,964         $ 117,564         $ 265,037         $ 277,319
                                              =========         =========         =========         =========


ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

(Tabular amounts in thousands)

GENERAL

Office Depot, Inc., together with our subsidiaries, is the largest supplier of office products and services in the world in terms of sales volume. We sell to consumers and businesses of all sizes through our three business segments:
Stores, Business Services Group ("BSG") and International. During the first quarter of 2000, we redefined our operating and reporting segments to more closely match management responsibility. All historical financial information for our segments has been restated to reflect this change.

Management's Discussion and Analysis ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, as well as our 1999 Annual Report on Form 10-K. This MD&A contains significant amounts of forward-looking information. Without limitation, when we use the words "believe," "estimate," "plan," "expect," "intend," "anticipate," "continue," "project," "probably," "should" and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements. Our Cautionary Statements, which you will find immediately following this MD&A and the MD&A in our 1999 Annual Report on Form 10-K, apply to these forward-looking statements.

RESULTS OF OPERATIONS

OVERALL

Our overall sales increased by 12% for the second quarter and 15% for the first half of 2000. The most significant sales increases were realized in our BSG segment. We achieved greater penetration in the contract market by expanding our contract sales force and modifying our sales support infrastructure to better serve our sales force. Our continued worldwide store expansion has also contributed greatly to our overall sales increases. We have increased our domestic and international store base by 98 and 12 stores, respectively, since the end of the second quarter of 1999.

For the second quarter and first half of 2000, our overall gross profit percentage was negatively impacted primarily by increased paper costs without corresponding increases in selling prices. In our BSG, our selling prices cannot be adjusted to changing costs as quickly as in our stores, because they are either determined by contractual arrangements (with respect to our contract customers) or are generally fixed for the life of a catalog (with respect to our commercial customers). In addition, competitive pressures in our stores can hinder the speed at which we adjust selling prices in response to rising costs.

Occupancy costs have also risen significantly as a percentage of sales, driven largely by the number of new stores opened in the last year and the consolidation of our Japanese retail operations in our 2000 results. Our stores typically need about four years to reach sales maturity. Until a store reaches maturity, its fixed occupancy costs as a percentage of its sales are typically higher than in more mature stores. Furthermore, our retail operations generally require higher occupancy costs as a percentage of sales than our catalog operations.

Our gross profit margins in future periods are likely to be negatively impacted by our revised pricing strategy for paper, ink and toner cartridges. In an effort to improve our ability to compete with non-traditional office supply retailers, we recently lowered our prices, changed packaging and strengthened the promotion of these high-visibility product groups that are essential to every business. As a result, we expect to gain market share and customer loyalty across all of our domestic sales channels, and anticipate that increased sales volume will offset the impact of any reduced margins.

There were several factors that impacted the increase in our operating and selling expenses as a percentage of sales during the second quarter and first half of 2000. With comparable store sales declining 1% for the quarter and increasing only 2% for the first half of 2000, the fixed portion of our store expenses increased relative to sales. Also this year, we incurred higher advertising expenses in our domestic segments for our "Taking Care of Business" campaign, which we began during the latter half of 1999. We increased our catalog mailings to further penetrate our commercial markets. Furthermore, we experienced higher delivery costs in our warehouse operations as third-party carriers increased their rates.

STORES



                                  SECOND QUARTER                                    FIRST HALF
                         --------------------------------               --------------------------------
                            2000                  1999                     2000                 1999
                         ----------             ---------               ----------            ----------
Sales                    $1,416,003 100.0%      1,309,422 100.0%        $3,211,650 100.0%     $2,858,148 100.0%
Cost of goods sold
   and occupancy costs    1,085,043  76.6%        987,966  75.5%         2,472,018  77.0%      2,180,453  76.3%
                         ----------             ---------               ----------            ----------

  Gross profit              330,960  23.4%        321,456  24.5%           739,632  23.0%        677,695  23.7%

Store operating and
   selling expenses         227,955  16.1%        194,394  14.8%           479,779  14.9%        402,418  14.1%
                         ----------             ---------               ----------            ----------

Store operating profit   $  103,005   7.3%     $  127,062   9.7%        $  259,853   8.1%     $  275,277   9.6%
                         ==========             =========               ==========            ==========



In our Stores Division, sales increased 8% for the second quarter and 12% for the first half of 2000 primarily through our store expansion program, with sales generated by non-comparable stores (those open for less than one year) representing all of the sales increase in the second quarter and approximately 82% of the sales increase in the first half of 2000. The remaining increase for the first half of 2000 is attributable to comparable sales growth of 2% in the 751 domestic stores that have been open for more than one year, while comparable sales for the second quarter of 2000 declined 1% in comparison to the second quarter of 1999. We saw a decline in our software sales for both the second quarter and first half of 2000 as sales in the comparable 1999 periods were higher, reflecting the introduction of the popular Microsoft Office 2000(R) software suite and the associated increase in sales volume.

For the second quarter and first half of 2000, our gross profit rate decreased as a result of increased occupancy costs and paper costs, as discussed in the OVERALL section above. Furthermore, gross profit for the second quarter of 1999 reflected a change in the rates at which we recognize volume rebates. This adjustment, which resulted in the earlier recognition of rebates within the year, was made possible by improvements in the underlying vendor program tracking systems. This resulted in a higher gross profit margin for the second quarter of 1999 and a more comparable gross profit margin for the first half of 1999.

Store operating and selling expenses for the second quarter and first half of 2000 increased as a percentage of sales largely because of increased advertising expenses to promote our "Taking Care of Business" campaign. In addition, delivery expenses allocated to our stores for retail customer deliveries increased as a result of rising costs in our customer service centers ("CSCs"), as more fully discussed in the BSG section below. Delivery expenses also increased because of an increase in the number of delivered orders in our stores. The rise in our store operating and selling expenses is greater for the second quarter than for the first half of 2000, primarily because of the decline in comparable sales during the second quarter of 2000 relative to the level of fixed store costs.

BSG

                                       SECOND QUARTER                                   FIRST HALF
                              ------------------------------               -----------------------------------
                                2000                  1999                    2000                     1999
                              --------              --------               ----------               ----------
Sales                         $869,730 100.0%       $730,729 100.0%        $1,752,477 100.0%        $1,478,479 100.0%

Cost of goods sold
   and occupancy costs         587,938  67.6%        495,024  67.7%         1,196,161  68.3%         1,006,874  68.1%
                              --------              --------               ----------               ----------

  Gross profit                 281,792  32.4%        235,705  32.3%           556,316  31.7%           471,605  31.9%

Warehouse operating
   and selling expenses        210,287  24.2%        172,146  23.6%           425,656  24.3%           348,073  23.5%
                              --------              --------               ----------               ----------

 Warehouse operating profit   $ 71,505   8.2%       $ 63,559   8.7%        $  130,660   7.4%        $  123,532   8.4%
                              ========              ========               ==========               ==========

BSG's sales increased 19% for both the second quarter and first half of 2000, largely as a result of expanding our contract sales force, along with modification of our sales support infrastructure to better serve our sales force. Sales generated from our public and contract Web sites in the United States increased to $184 million in the second quarter of 2000, as compared to $70 million in the second quarter of 1999. For the first half of 2000, domestic Web site sales rose 195% to $355 million from $120 million in the comparable 1999 period. We believe that our Internet services attract new customers as well as strengthen existing customer relationships. Sales of paper and furniture increased in proportion to other items in BSG's product mix during the second quarter and the first half of 2000. The growth in paper sales has been primarily the result of higher average selling prices. Furniture sales increased in response to an emphasis on promoting these items, including sales force training and enhanced assortment offerings.

BSG's gross profit percentage increased slightly for the second quarter of 2000, but we experienced a decrease for the first half of the year. Increased paper costs, coupled with an increase in the volume of paper sold, put downward pressure on our gross profit in both the first and second quarters of 2000. Although the average selling price of paper increased, as mentioned above, we were not able to adjust those prices at the same rate at which our costs increased. Also, our selling prices cannot be adjusted quickly because they are either determined by contractual arrangements or are generally fixed for the life of a catalog. As a result, the impact of higher paper costs was more significant in the first quarter than in the second quarter. The impact of rising paper costs on our gross profit margins in the second quarter was offset considerably by an increase in volume rebates earned from our vendors.

The increase in warehouse operating and selling expenses in the second quarter of 2000 was primarily the result of higher delivery costs, arising from increased rates charged by third-party carriers. During the first half of 2000, the increase in warehouse operating and selling expenses was further driven by personnel-related expenses associated with expanding our contract sales force and our warehouse staff. We expanded our sales force in order to further penetrate the contract market. The increase in our warehouse workforce was required to handle our transition into fully integrated Office Depot/Viking warehouses. During the latter half of 1999, we began processing both Office Depot and Viking brand orders in certain facilities, and we expect to fully integrate all warehouses by early 2001. At the end of June 2000, two facilities have been integrated. During the transition into these integrated facilities, we incurred additional expenses related to preparing for the increased volume of deliveries in the newly integrated facility without a corresponding decrease in the expenses of the closing facility. Three other warehouses were in the transition phase during the first half of 2000, and were not completed by he end of the second quarter. We currently deliver merchandise out of 30 CSCs, including our two combined Office Depot/Viking facilities. As we progress in the integration process, we plan to significantly reduce the total number of warehouse facilities we operate, which should positively impact our BSG's overall operating expenses relative to sales. See additional discussion of the planned integration in our 1999 Annual Report on Form 10-K.

INTERNATIONAL

                                SECOND QUARTER                              FIRST HALF
                           ----------------------------            ----------------------------
                             2000                1999                2000               1999
                           --------            --------            --------            --------
Sales                      $346,121 100.0%     $303,879 100.0%     $731,932 100.0%     $631,437 100.0%
Cost of goods sold
   and occupancy costs      208,958  60.4%      182,414  60.0%      442,394  60.4%      372,790  59.0%
                           --------            --------            --------            --------

  Gross profit              137,163  39.6%      121,465  40.0%      289,538  39.6%      258,647  41.0%

Store and warehouse
   operating and selling
   expenses                  94,059  27.2%       86,990  28.6%      196,549  26.9%      175,158  27.7%
                           --------            --------            --------            --------
Store and warehouse
   operating profit        $ 43,104  12.5%     $ 34,475  11.3%     $ 92,989  12.7%     $ 83,489  13.2%
                           ========            ========            ========            ========

Sales in our International Division increased by 14% for the second quarter and 16% for the first half of 2000 over the comparable 1999 periods. Our international sales, reported in U.S. dollars, were negatively impacted by unfavorable exchange rate changes. In local currencies, the increases were 22% and 24% for the second quarter and first half of 2000, respectively, and our comparable sales increased 23% for the second quarter and 19% for the first half of the year. Sales increased in our International Division as a result of maturing catalog operations in Japan, expansion of our store base, introduction of several public Internet sites and significant comparable sales increases in most countries in which we operate. Our Japanese operations accounted for a significant portion of the increase for the second quarter and first half of 2000. We first began consolidating the results of our Japanese retail operations in April 1999 when we purchased the remaining 50% ownership interest from our joint venture partner. Additionally, our Japanese catalog operations began generating revenue for the first time during the second quarter of 1999. We added 12 stores in France and Japan since the end of June 1999, an increase in our wholly-owned international store base of more than 50%. We also launched four public Internet sites since the second quarter of 1999.

Gross profit percentages earned on our international retail stores are lower than the percentages in our international catalog business, primarily as a result of pricing and product mix differences and increased occupancy costs as a percentage of sales. Gross profit margin in our International Division decreased for the second quarter and first half of 2000 largely because of increased retail sales and decreased commercial sales as a percentage of our total international sales. This was primarily attributable to the growth of our French and Japanese retail operations. Gross profit was also negatively impacted by higher costs for our more popular products such as paper and laser cartridges. Even so, gross profit margins in our Japanese retail operations have improved over last year, since we have opened five smaller Office Depot "Express" stores in that country. These "Express" stores enjoy higher gross profits than our traditional retail stores because of their different sales mix. Furthermore, the first half of 2000 includes the results of six months of our Japanese retail operations, whereas the first half of 1999 only includes the results of three months' beginning in April 1999 when our Japanese retail operations were consolidated.

For the second quarter and first half of 2000, the decrease in operating and selling expenses as a percentage of sales was achieved mainly through efficiencies gained by growing sales. Advertising costs, in particular, grew at a slower pace than our sales, because we have implemented more productive advertising campaigns in certain European markets. This increased productivity was accomplished through our improved data warehouse.

CORPORATE AND OTHER

Income and expenses not allocated to the store and warehouse operating profit of our segments consist of pre-opening expenses, general and administrative expenses, merger and restructuring costs, gains (losses) on sales of investment securities, our share of the earnings (losses) of our joint ventures, interest income and expense, income taxes, and inter-segment transactions. Our pre-opening expenses consist principally of personnel, property and advertising expenses incurred in opening or relocating stores in our Stores Division. They also include, to a lesser extent, expenses incurred to open and relocate facilities in our BSG and our International Division. We typically incur these expenses during a six-week period prior to the store opening. Pre-opening expenses have declined in the first half of 2000 as compared to 1999 as a result of fewer new store openings. We opened 22 stores during the second quarter and 33 stores during the first half of 2000, as compared to 39 and 68 for the respective comparable periods in 1999. We have made a conscious decision to implement a more conservative approach to our retail real estate strategy this year, and have reduced our planned store openings for the year to approximately 80 stores.

General and administrative expenses increased for both the second quarter and first half of 2000, primarily from increased spending to support our e-commerce and data warehouse initiatives and our international expansion. We added four international public Web sites and have plans to launch an additional seven sites during the second half of 2000.

For information on our merger and restructuring plans, see our 1999 Annual Report on Form 10-K. We have not made any significant changes to our plans since that time. We incurred $4 million of merger and restructuring costs during the first half of 2000. These charges were primarily personnel-related costs attributable to our 1998 merger with Viking. During the first half of 1999, we incurred $15 million of merger and restructuring costs, including $9 million attributable to the acquisition of our remaining joint venture interests in France and Japan, $3 million associated with the closure of our Furniture at Work(TM) and Images(TM) stores, and $3 million in facility- and personnel-related costs arising from our merger with Viking. As of June 24, 2000, we had remaining accruals of approximately $17 million for merger and restructuring costs. These accruals consist of approximately $9 million for personnel-related costs, approximately $7 million for facility-related costs, and approximately $2 million for merger transaction costs. Amounts expensed for asset write-offs are recorded as a reduction of our fixed assets, while all other amounts are recorded as accrued expenses.

In February 2000, we exercised 250,000 warrants and simultaneously sold the underlying shares of one of our investments on the open market for $19 million, net of commissions. We paid the exercise price of the warrants through the exercise of an additional 27,777 warrants, realizing a gain of $19 million on the transaction. This gain was recognized in miscellaneous income in the first half of 2000.

The decrease in interest income was attributable to our lower average cash balances following the repurchase of 67 million shares of our stock at a total cost of $700 million, plus commissions, during the last half of 1999 and first half of 2000 pursuant to a Board-approved stock repurchase plan. We expect a proportional impact on our interest income in future periods.

LIQUIDITY AND CAPITAL RESOURCES

The increase in our operating cash flows is primarily attributable to decreased store openings. On a worldwide basis in the first half of 2000, excluding joint venture operations and licensing arrangements, we opened 33 stores, including relocations, as compared to 68 stores during the first half of 1999. Opening a new domestic store requires that we outlay approximately $500 thousand for the portion of our inventories that is not financed by our vendors, as well as approximately $155 thousand for pre-opening expenses. In the first half of 2000, we also reduced our inventory balances by $142 million, as we sold merchandise purchased in late 1999 to support our Y2K preparedness efforts. Furthermore, our ongoing supply chain management efforts have decreased our average store inventory by 9% since the end of the second quarter of 1999. Also contributing to our increase in operating cash flows was a $76 million decrease in our receivables. This decrease was primarily in our vendor program receivables, resulting from improved billing and collection processes.

Our primary investing activity is the acquisition of capital assets. The number of stores and CSCs we open or remodel each period generally drives the volume of our capital investments. As mentioned earlier, our store openings for the first half of 2000 have decreased as compared to the first half of 1999. This decrease was a significant contributor to the overall reduction in our investing cash outflows. We have reduced our planned store openings for the year from 100 to approximately 80 stores.

We have expanded our presence in the electronic commerce marketplace by entering into strategic business relationships with several Web-based providers of business-to-business ("B2B") electronic commerce solutions. We made equity investments in these and other companies in late 1999 ($51 million) and in the first half of 2000 ($22 million). In February 2000, we exercised 250,000 warrants and simultaneously sold the underlying shares of one of these investments on the open market for $19 million, net of commissions. We paid the exercise price of the warrants through the exercise of an additional 27,777 warrants. We realized a gain of $19 million on this transaction in the first half of 2000. Although certain of our investments have increased in value since our initial purchase, these and our other investments will not necessarily generate similar appreciation in the future. Because most of these investments are in start-up companies operating in a relatively new and volatile industry, we consider there to be a high degree of risk associated with these investments. They may permanently depreciate in value from the amount we originally paid. Furthermore, the net unrealized gain we have already recorded in stockholders' equity will not be realized until our investments are sold, and the value of all of our appreciated investments could decrease before that gain is realized. We plan to continue to consider opportunities to invest in companies that provide B2B electronic commerce solutions for small- and medium-sized businesses, primarily when we enter into strategic relationships with the companies in which we invest.

The decline in our cash flows from financing activities during the first half of 2000, as compared to the first half of 1999, was driven primarily by our stock repurchase program. During the first half of 2000, we purchased 21 million shares of our stock at a total cost of $200 million plus commissions. In July 2000, our Board of Directors approved another $100 million in stock repurchases. Although there is no expiration date for this most recent authorization, we expect to complete it by the end of the third quarter of 2000.

On November 1, 2000, it is likely that we will be required to purchase our 1993 Liquid Yield Option Notes (LYONS(R)) from the holders of those LYONS(R). We have the choice of paying the holders in cash, common stock or a combination of the two. You can read more about our LYONS(R) in our 1999 Annual Report on Form 10-K.

Please see "Note E - Long-term Debt" of our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for information about our credit agreements, yen facilities and internet rate swap.

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding new accounting pronouncements, see "Note H - New Accounting Pronouncements" of our condensed consolidated financial statements in
Item 1 of this Form 10-Q.

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

This Quarterly Report on Form 10-Q contains both historical information and other information that you may use to infer future performance. Examples of historical information include our quarterly financial statements and the commentary on past performance contained in our MD&A. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that, with the exception of information that is clearly historical, all the information contained in this Quarterly Report on Form 10-Q should be considered to be "forward-looking statements" as referred to in the Act. Without limitation, when we use the words "believe," "estimate," "plan," "expect," "intend," "anticipate," "continue," "project," "probably," "should" and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature.

Forward-looking information involves risks and uncertainties, including certain matters that we discussed in more detail in the Cautionary Statements contained in our 1999 Annual Report on Form 10-K. This information is based on various factors and assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ substantially from those we have discussed in the forward-looking statements in this Quarterly Report. In particular, the factors we discussed in the Cautionary Statements of our 1999 Annual Report on Form 10-K could affect our actual results and could cause our actual results during the remainder of 2000 and in future years to differ materially from those expressed in any forward-looking statement made by us or on our behalf in this Quarterly Report on Form 10-Q. Those Cautionary Statements are incorporated herein by this reference to them.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISKS

See the disclosure in our 1999 Annual Report on Form 10-K. We do not believe that the risk we face related to interest rate changes is materially different than it was at the date of such Report.

FOREIGN EXCHANGE RATE RISKS

See the disclosure in our 1999 Annual Report on Form 10-K. We do not believe that the risk we face related to foreign currencies is materially different than it was at the date of such Report.

PART II.  OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

We are involved in litigation arising in the normal course of our business. We do not believe that these matters will materially affect our financial position or the results of our operations.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

a.      27.1 Financial Data Schedule (for SEC use only).

         b. Current Report on Form 8-K was filed on May 26, 2000 regarding our comments in a press release as to our earnings outlook for the second quarter of 2000.

         c. A Current Report on Form 8-K was filed on July 13, 2000 regarding an announcement of our results for the second quarter of 2000, along with our projected results for the balance of 2000 and certain other matters.

         d. A Current Report on Form 8-K was filed on July 18, 2000 regarding certain management changes.

         e. A Current Report on Form 8-K was filed on July 27, 2000 regarding certain further management changes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            OFFICE DEPOT, INC.
                                           (Registrant)

Date:  August 4, 2000                        By: /s/ BARRY J. GOLDSTEIN
                                                 -----------------------------
                                             Barry J. Goldstein
                                             Executive Vice President-Finance
                                              and Chief Financial Officer

Date:  August 4, 2000                        By: /s/ CHARLES E. BROWN
                                                 -----------------------------
                                             Charles E. Brown
                                             Senior Vice President-Finance
                                              and Controller
                                             (Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

10.1 Executive Employment Agreement, dated as of January 1, 2000, by and between Office Depot, Inc. and Bruce Nelson

10.2 Revolving Credit Agreement dated as of June 2, 2000 by and among Office Depot, Inc. and Suntrust Bank, individually and as Administrative Agent; Bank of America, N.A., individually and as Syndication Agent; Bank One, NA, individually and as Documentation Agent; and Citibank, N.A., individually and as Managing Agent. (Exhibits to the Revolving Credit Agreement have been omitted, but a copy may be obtained free of charge upon request to the Company)

27.1     Financial Data Schedule (for SEC use only)