Form 10-Q
period 2000-09-23
OFFICE DEPOT INC
filed 2000-10-31
CIK 800240

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark  One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended   September 23, 2000
                                        -------------------------

                          or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from                     to
                                         -----------------    -----------------

                      Commission file number   1-10948
                                               ------------------------

                               OFFICE DEPOT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                           59-2663954
--------------------------------                --------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification No.)


2200 Old Germantown Road; Delray Beach, Florida                     33445
--------------------------------------------------------    -------------------
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


The registrant had 297,948,899 shares of common stock outstanding as of October 20, 2000.

ITEM 1                         FINANCIAL STATEMENTS

                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                 AS OF                  AS OF
                                                             SEPTEMBER 23,          DECEMBER 25,
                                                                  2000                  1999
                                                            -----------------     ------------------
                                                              (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents                                    $   225,683          $   218,784
  Receivables, net                                                 852,094              849,478
  Merchandise inventories, net                                   1,390,245            1,436,879
  Deferred income taxes and other current assets                   128,963              125,911
                                                               -----------          -----------
     Total current assets                                        2,596,985            2,631,052

 Property and equipment, net                                     1,181,697            1,145,628
 Goodwill, net                                                     232,933              240,166
 Other assets                                                      183,716              259,337
                                                               -----------          -----------
                                                               $ 4,195,331          $ 4,276,183
                                                               ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               1,242,767          $ 1,239,301
  Accrued expenses and other current liabilities                   444,902              414,690
  Income taxes payable                                              44,199               39,588
  Current maturities of long-term debt                             258,576              250,466
                                                               -----------          -----------
     Total current liabilities                                   1,990,444            1,944,045

 Deferred income taxes and other credits                            87,981              103,319
 Long-term debt, net of current maturities                         344,821              321,099

Commitments and contingencies

Stockholders' equity:
 Common stock - authorized 800,000,000 shares                        3,780                3,762
    of $.01 par value; issued 378,021,775 in
    2000 and 376,212,439 in 1999
 Additional paid-in capital                                        939,993              926,295
 Unamortized value of long-term incentive stock grants              (2,813)              (4,065)
 Accumulated other comprehensive income                            (72,090)              15,730
 Retained earnings                                               1,684,954            1,467,359
 Treasury stock, at cost - 79,125,319 shares in 2000
   and 46,770,272 shares in 1999                                  (781,739)            (501,361)
                                                               -----------          -----------
                                                                 1,772,085            1,907,720
                                                               -----------          -----------
                                                               $ 4,195,331          $ 4,276,183
                                                               ===========          ===========


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       13 WEEKS ENDED                            39 WEEKS ENDED
                                             ------------------------------------   --------------------------------------
                                               SEPTEMBER 23,     SEPTEMBER 25,         SEPTEMBER 23,       SEPTEMBER 25,
                                                    2000               1999                2000                 1999
                                             -----------------  -----------------   ------------------   -----------------
Sales                                          $ 2,820,735          $ 2,578,500          $ 8,514,836          $ 7,544,387
Cost of goods sold and occupancy costs           2,087,769            1,928,508            6,197,117            5,487,312
                                               -----------          -----------          -----------          -----------

  Gross profit                                     732,966              649,992            2,317,719            2,057,075

Store and warehouse operating
  and selling expenses                             546,944              481,954            1,648,278            1,406,833
Pre-opening expenses                                 2,823                5,007                8,630               16,709
General and administrative expenses                137,243              106,129              358,645              285,559
Merger and restructuring costs                      (3,177)               8,955                1,204               24,434
Store closure and relocation costs                      --               46,438                   --               46,438
                                               -----------          -----------          -----------          -----------
  Operating profit                                  49,133                1,509              300,962              277,102

Other income (expense):
  Interest income                                    2,666                8,654                9,551               27,076
  Interest expense                                  (9,318)              (6,505)             (23,584)             (19,556)
  Miscellaneous income (expense), net               39,310                 (461)              59,899               (4,106)
                                               -----------          -----------          -----------          -----------
  Earnings before income taxes                      81,791                3,197              346,828              280,516

Income taxes                                        31,169                4,270              129,233              106,897
                                               -----------          -----------          -----------          -----------

   Net earnings (loss)                         $    50,622          $    (1,073)         $   217,595          $   173,619
                                               ===========          ===========          ===========          ===========

Earnings (loss) per common share:
   Basic                                       $      0.17          $      0.00          $      0.69          $      0.47
   Diluted                                            0.16                 0.00                 0.67                 0.45







                                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           39 WEEKS ENDED      39 WEEKS ENDED
                                                                           SEPTEMBER 23,         SEPTEMBER 25,
                                                                               2000                  1999
                                                                         ------------------    ----------------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net earnings                                                             $ 217,595             $ 173,619
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
          Depreciation and amortization                                        144,634               123,061
          Provision for losses on inventories and receivables                   75,850               118,541
          Changes in assets and liabilities                                     28,731                21,318
          Gain on sales of investment securities                               (57,950)                   --
          Other operating activities, net                                       26,369                13,107
                                                                             ---------             ---------
       Net cash provided by operating activities                               435,229               449,646
                                                                             ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities or sales of
       investment securities                                                    54,006                42,006
    Purchases of investment securities                                         (24,612)             (110,161)
    Capital expenditures, net of proceeds from sales                          (181,203)             (292,502)
    Other investing activities                                                      --               (21,897)
                                                                             ---------             ---------
       Net cash used in investing activities                                  (151,809)             (382,554)
                                                                             ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options and sale
       of stock under employee stock purchase plans                              9,713                52,011
    Acquisition of treasury stock                                             (280,378)             (329,718)
    Other financing activities, net                                              6,688                12,825
                                                                             ---------             ---------
       Net cash used in financing activities                                  (263,977)             (264,882)
                                                                             ---------             ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    CASH EQUIVALENTS                                                           (12,544)               (3,411)
                                                                             ---------             ---------
    Net increase (decrease) in cash and cash equivalents                         6,899              (201,201)
       Cash and cash equivalents at beginning of period                        218,784               704,541
                                                                             ---------             ---------
       Cash and cash equivalents at end of period                            $ 225,683             $ 503,340
                                                                             =========             =========

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES:
    Interest received                                                        $   9,112             $  27,029
    Interest paid                                                                7,015                 4,895
    Income taxes paid                                                          116,464               137,888

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES:
    Additional paid-in capital related to income tax
       benefits on stock options exercised                                   $     482             $  13,760
    Assets acquired under capital leases                                        12,569                37,795
    Unrealized gain on investment securities, net of income taxes                   --                 6,977
    Reversal of unrealized gain on investment securities,
       net of income taxes                                                      62,128                    --
    Common stock issued upon conversion of debt                                     --                   329




                          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                       OFFICE DEPOT, INC. AND SUBSIDIARIES
            NOTES TO OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands)

NOTE A - BASIS OF PRESENTATION

Office Depot, Inc., together with our subsidiaries, is the world's largest seller of office products and services. We operate on a 52- or 53-week fiscal year ending on the last Saturday of December. Our condensed interim financial statements as of September 23, 2000 and for the 13- and 39-week periods ending September 23, 2000 (also referred to as "the third quarter of 2000" and "year-to-date 2000," respectively) and September 25, 1999 (also referred to as "the third quarter of 1999" and "year-to-date 1999," respectively) are unaudited. However, in our opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide you with a fair presentation of our financial position, results of operations and cash flows for the periods presented. Also, we have made certain reclassifications to our historical financial statements to conform them to the presentation we used in the current year.

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

NOTE B - NON-RECURRING CHARGES AND CREDITS

During the first three quarters of 2000, we recorded certain non-recurring charges and credits primarily related to our restructuring plans, investment transactions and executive management changes. Our 1999 results include certain non-recurring charges related to merger and restructuring activities, slow-moving and obsolete inventories and store closures and relocations. These charges and credits, which are discussed in more detail below, impacted our condensed consolidated statements of earnings as follows:


                                                                   THIRD QUARTER                  YEAR-TO-DATE
                                                            -------------------------       -------------------------
                                                               2000           1999             2000             1999
                                                            ---------       ---------       ---------       ---------
Cost of goods sold and occupancy costs              1       $      --       $  56,100       $      --       $  56,100
General and administrative expenses                 2          27,544              --          32,544              --
Merger and restructuring costs                      3          (3,177)          8,955           1,204          24,434
Store closure and relocation costs                  4              --          46,438              --          46,438
Miscellaneous income                                5         (38,990)             --         (57,950)             --
                                                            ---------       ---------       ---------       ---------
     Total (credits) charges                                $ (14,623)      $ 111,493       $ (24,202)      $ 126,972



1 - PROVISION FOR SLOW-MOVING AND OBSOLETE INVENTORY

In the third quarter of 1999, we increased our provision for slow-moving and obsolete inventories in our warehouses and stores by $56 million. This charge was primarily related to slow-moving technology-related products whose market values were adversely affected by accelerated rates of change in technology and a rationalization of the warehouse inventory assortments in conjunction with the Viking warehouse consolidation.

2 - MANAGEMENT CHANGES AND OTHER COSTS

During the third quarter and first nine months of 2000, we recorded charges of $28 million and $33 million, respectively, primarily for severance costs associated with changes in our executive management team.

3 - MERGER TRANSACTIONS AND RESTRUCTURING PLANS

For more detailed information on our merger and restructuring plans, see the disclosure in our 1999 Annual Report on Form 10-K.

During the third quarter of 2000, we reviewed our Viking warehouse consolidation and integration plans. Based on our review, we made the decision to indefinitely postpone the integration and consolidation of our Viking and Office Depot brand warehouses in two markets. We also updated our accruals, as we do each quarter, based on actual progress to date. The final warehouse integration, which involves preparing it to fulfill both our Office Depot and Viking brand orders, is still expected to be completed in the first quarter of 2001; however, the final Viking warehouse closure has been extended into the second quarter of 2001. Once a warehouse is integrated and has begun fulfilling orders for both Office Depot and Viking customers, it can take up to four months to close the associated excess warehouse. As a result of these changes, we recorded a net credit in merger and restructuring costs of $3 million in the third quarter of 2000. Year-to-date 2000, merger and restructuring charges consisted primarily of $4 million in personnel-related expenses, reduced by the adjustments we made in the third quarter of 2000.

Charges in the third quarter of 1999 consisted of $11 million in personnel-related costs and $2 million in asset impairment charges incurred as a result of the Viking merger. These costs were reduced by a credit of $4 million in facility-related costs resulting from changes in our original estimates for the Images(TM) and Furniture at Work(TM) restructuring. In addition to the charges and credits recorded in the third quarter of 1999, year-to-date 1999 merger charges included $9 million attributable to the acquisition of our remaining joint venture interests in France and Japan, $4 million in asset write-offs and personnel-related charges for our merger with Viking, and $2 million related to our Furniture at Work(TM) and Images(TM) restructuring. As of September 2000, we had $11 million of accrued merger and restructuring charges remaining.

4 - STORE CLOSURE AND RELOCATION COSTS

In the third quarter of 1999, we recorded a charge of $46 million, primarily to reflect our decision to accelerate our store closure and relocation program for older and under-performing stores in our North American Retail Division. You can read more about this charge in our 1999 Annual Report on Form 10-K.

5 - INVESTMENT TRANSACTIONS

In September 1999, we began investing in companies that provide business-to-business electronic commerce solutions for small- and medium-sized businesses. We increased our investments in such companies during the first nine months of 2000 by $25 million, and the cost of investments held as of September 23, 2000 totaled $70 million. The carrying value of our investments at September 23, 2000 was equal to our cost, because quoted market prices are not available to adjust them to fair value. For these available-for-sale investments, a reasonable estimate of fair value could not be made without incurring excessive costs. During the first nine months of 2000, we liquidated one and a portion of another of our investments, realizing a total gain of $58 million.

We use specific identification to identify the cost of investments disposed of and have included these gains in miscellaneous income. Details of these transactions are as follows:

                                                               IN MILLIONS
                                                                           REALIZED
         DATE                NUMBER OF SHARES           PROCEEDS             GAIN
-----------------------    ---------------------    ------------------    ------------
February 2000                    277,777                   $19                $19
September 2000                   755,000                   $35                $39





NOTE C - COMPREHENSIVE INCOME

Comprehensive income represents all non-owner changes in stockholders' equity and consists of the following:

                                                     THIRD QUARTER                   YEAR-TO-DATE
                                                 -----------------------       -------------------------
                                                   2000           1999           2000            1999
                                                 --------       --------       ---------       ---------
Net earnings (loss)                              $ 50,622       $ (1,073)      $ 217,595       $ 173,619
Foreign currency translation adjustments           (9,850)        (4,852)        (25,692)        (22,438)
(Reversals of) unrealized gains on
  investment securities                           (25,963)        11,381        (101,350)         11,381
Income tax (provision) benefit on reversals
  of unrealized gains (realized gains) on
  investment securities                             9,517         (4,404)         39,222          (4,404)
                                                 --------       --------       ---------       ---------
    Total comprehensive income                   $ 24,326       $  1,052       $ 129,775       $ 158,158
                                                 ========       ========       =========       =========


When we disposed of our available-for-sale investment securities in 2000, we increased our earnings by the amount of the realized gain and reduced other comprehensive income by the amount of the unrealized gain, net of taxes, previously recognized.

NOTE D - STOCK REPURCHASE

On August 30, 1999, our Board of Directors authorized a repurchase of up to $500 million of our common stock. In January, March and July 2000, our Board authorized the repurchase of an additional $300 million of our common stock, increasing the total program to $800 million. As of the end of the third quarter of 2000, we had repurchased a total of 79 million shares under our stock repurchase programs for $780 million plus commissions. Our stock repurchase programs do not have an expiration date.

NOTE E - LONG-TERM DEBT

In June 2000, we entered into a credit agreement with a syndicate of banks. This agreement has a one-year term and provides us with a working capital line of credit of $300 million. Furthermore, this agreement has various borrowing rate options, including a rate based on our credit rating, which would currently result in an interest rate of 0.5% over LIBOR. Together with our existing five-year credit agreement, we now have a total of $600 million in available funds. You can read about the five-year credit agreement, entered into in February 1998, in our 1999 Annual Report on Form 10-K. Both credit agreements contain similar restrictive covenants. As of September 23, 2000, we had no outstanding borrowings under our domestic lines of credit, but we had outstanding letters of credit totaling $37 million.

In July 1999, we entered into term loan and revolving credit agreements with several Japanese banks (the "yen facilities") to provide financing for our operating and expansion activities in Japan. As of September 23, 2000, the equivalent of $57 million was outstanding under these yen facilities. We entered into a yen interest rate swap (for a principal amount equivalent to $22 million as of September 23, 2000) in order to hedge against the volatility of the interest payments on a portion of our yen borrowings. The swap will mature in July 2002. You can read more about our yen facilities and interest rate swap in our 1999 Annual Report on Form 10-K.

NOTE F - EARNINGS PER SHARE ("EPS")

The information required to compute basic and diluted EPS is as follows:

                                                    THIRD QUARTER                YEAR-TO-DATE
                                               -----------------------       ----------------------
                                                 2000           1999           2000          1999
                                               --------      ---------       --------      --------
Basic:
Weighted average number of
   common shares outstanding                    304,111        368,878        313,804       371,989
                                               ========      =========       ========      ========

Diluted:
Net earnings (loss)                            $ 50,622      $  (1,073)      $217,595      $173,619
Interest expense related to
  convertible notes, net of income taxes*         3,238             --          9,594         8,943
                                               --------      ---------       --------      --------
    Adjusted net earnings                      $ 53,860      $  (1,073)      $227,189      $182,562
                                               ========      =========       ========      ========
Weighted average number of
   common shares outstanding                    304,111        368,878        313,804       371,989
Shares issued upon assumed
   conversion of convertible notes*              24,741             --         24,741        24,746
Shares issued upon assumed
   exercise of dilutive stock options             1,363          5,795          2,164         9,124
                                               --------      ---------       --------      --------
     Shares used in computing diluted EPS       330,215        374,673        340,709       405,859
                                               ========      =========       ========      ========

--------------
 *  For the third quarter of 1999, our zero coupon, convertible subordinated  notes would have been anti-dilutive if they were included in our calculation of diluted EPS. Accordingly, the shares
    (24,743) and related interest expense ($3,031) were excluded from our computations.


Options to purchase 35 million shares of common stock at an average exercise price of $15 per share were not included in our computation of diluted earnings per share for the third quarter of 2000, because their effect would be anti-dilutive.

NOTE G - NEW ACCOUNTING PRONOUNCEMENTS

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

In July 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 until the start of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," which addresses implementation issues experienced by those companies that adopted SFAS No. 133 early. We will adopt SFAS No. 133, as well as its amendments and interpretations, in the first quarter of 2001. We do not expect the adoption of these statements to have a material impact on our financial position or the results of our operations.

On December 3, 1999, the Securities and Exchange Commission ("SEC") staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in reported financial statements. SAB No. 101 explains the SEC staff's views on selected revenue recognition issues based on existing generally accepted accounting principles. Subsequent to the release of SAB No. 101, the SEC issued SAB No. 101A and SAB No. 101B, each deferring the effective date of SAB No. 101. This SAB must be adopted no later than the fourth quarter of fiscal years beginning after December 15, 1999. Our adoption of SAB No. 101 in the fourth quarter of 2000 will have no impact on our financial position or the results of our operations.

In March 2000, the Emerging Issues Task Force ("EITF") reached a consensus in EITF Issue 00-02, "Accounting for Web Site Development Costs," agreeing that the costs incurred to develop software to operate a Web site for internal use should be accounted for in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under this SOP, costs incurred in the preliminary project stage should be expensed as incurred, as should most training and data conversion costs. External direct costs of materials and services and internal direct payroll-related costs should be capitalized when certain criteria are met. This consensus is effective for the first quarter beginning after June 30, 2000. We will adopt EITF Issue 00-02 in the fourth quarter of 2000, and the adoption will not have a material impact on our financial position or the results of our operations.

In September 2000, the EITF reached a consensus in EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," agreeing that shipping and handling fees must be classified as revenues and comparable prior periods should be restated. Further, they agreed that shipping and handling costs can be classified anywhere in the statement of earnings, except they cannot be netted against sales. If shipping and handling costs are not included in costs of goods sold, the amount and classification of these expenses must be disclosed in the footnotes to the financial statements. Currently, we classify shipping and handling fees as an offset to shipping and handling costs in our store and warehouse operating and selling expenses. This consensus must be adopted no later than the fourth quarter of fiscal years beginning after December 15, 1999. We will adopt EITF Issue 00-10 in the fourth quarter of 2000. The adoption of EITF Issue 00-10 will have no impact on our financial position or the results of our operations.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125 with the same title. It revises the standards for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures, but otherwise retains most of SFAS No. 125's provisions. We sell our credit card receivables to a third party, and this statement will require us to disclose more information about these transactions.

We will adopt SFAS No. 140 in the fourth quarter of 2000, when the new disclosure requirements become effective. The adoption of SFAS 140 will have no impact on our financial position or the results of our operations.

NOTE H - SEGMENT INFORMATION

During the first quarter of 2000, we redefined our operating and reporting segments to more closely match management responsibility. Accordingly, all of our historical segment information has been restated to reflect this change. The following is a summary of our significant accounts and balances by segment for the 13- and 39-week periods ended September 23, 2000 and September 25, 1999, reconciled to our consolidated totals.

                                                                        SALES
                                            -----------------------------------------------------------------
                                                    THIRD QUARTER                      YEAR-TO-DATE
                                            -----------------------------       -----------------------------
                                                2000              1999              2000              1999
                                            -----------       -----------       -----------       -----------
North American Retail *                     $ 1,587,053       $ 1,489,992       $ 4,798,703       $ 4,348,140
Business Services Group                         897,854           775,908         2,650,331         2,254,387
International                                   336,669           313,489         1,068,601           944,926
                                            -----------       -----------       -----------       -----------
  Total reportable segments                   2,821,576         2,579,389         8,517,635         7,547,453
Eliminations                                       (841)             (889)           (2,799)           (3,066)
                                            -----------       -----------       -----------       -----------
  Total                                     $ 2,820,735       $ 2,578,500       $ 8,514,836       $ 7,544,387
                                            ===========       ===========       ===========       ===========

------------
*    Previously referred to as Stores.





                                                              EARNINGS BEFORE INCOME TAXES
                                            -----------------------------------------------------------------
                                                    THIRD QUARTER                      YEAR-TO-DATE
                                            -----------------------------       -----------------------------
                                                2000              1999              2000              1999
                                            -----------       -----------       -----------       -----------
North American Retail                       $    83,230       $    82,234       $   337,469       $   346,761
Business Services Group                          54,023            46,671           182,087           167,113
International                                    46,387            33,750           143,375           115,732
                                            -----------       -----------       -----------       -----------
  Total reportable segments                     183,640           162,655           662,931           629,606
Eliminations and other                         (101,849)         (159,458)         (316,103)         (349,090)
                                            -----------       -----------       -----------       -----------
  Total                                     $    81,791       $     3,197       $   346,828       $   280,516
                                            ===========       ===========       ===========       ===========


A reconciliation of our earnings before income taxes from our reportable segments to earnings before income taxes in our condensed consolidated financial statements is as follows:

                                                    THIRD QUARTER                        YEAR-TO-DATE
                                            -----------------------------       -----------------------------
                                                2000              1999              2000              1999
                                            -----------       -----------       -----------       -----------
Total from reportable segments              $   183,640       $   162,655       $   662,931       $   629,606
General and administrative expenses            (137,243)         (106,129)         (358,645)         (285,559)
Gain on sales of investment securities           38,990                --            57,950                --
Interest (expense) income, net                   (6,652)            2,149           (14,033)            7,520
Merger and restructuring costs                    3,177            (8,955)           (1,204)          (24,434)
Store closure and relocation costs                   --           (46,438)               --           (46,438)
Inter-segment transactions                         (121)              (85)             (171)             (179)
                                            -----------       -----------       -----------       -----------
   Total                                    $    81,791       $     3,197       $   346,828       $   280,516
                                            ===========       ===========       ===========       ===========




                                                                  ASSETS
                                                  ------------------------------------------
                                                  SEPTEMBER 23,                 DECEMBER 25,
                                                     2000                           1999
                                                  ------------                  ------------

North American Retail                              $2,116,050                     $2,170,928
Business Services Group                             1,138,005                      1,097,232
International                                         700,605                        683,322
                                                   ----------                     ----------
   Total reportable segments                        3,954,660                      3,951,482
Other                                                 240,671                        324,701
                                                   ----------                     ----------
   Total                                           $4,195,331                     $4,276,183
                                                   ==========                     ==========

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

(Tabular amounts in thousands)

GENERAL

Office Depot, Inc., together with our subsidiaries, is the largest seller of office products and services in the world. We sell to consumers and businesses of all sizes through our three business segments: North American Retail (previously referred to as Stores), Business Services Group ("BSG") and International. During the first quarter of 2000, we redefined our operating and reporting segments to more closely match management responsibility. All historical financial information for our segments has been restated to reflect this change.

Management's Discussion and Analysis ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, as well as our 1999 Annual Report on Form 10-K. This MD&A contains significant amounts of forward-looking information. Without limitation, when we use the words "believe," "estimate," "plan," "expect," "intend," "anticipate," "continue," "project," "probably," "should" and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements. Our Cautionary Statements, which you will find immediately following this MD&A and following the MD&A in our 1999 Annual Report on Form 10-K, apply to these forward-looking statements.

RESULTS OF OPERATIONS

NON-RECURRING CHARGES AND CREDITS

In the third quarters and first nine months of 2000 and 1999, we recorded certain non-recurring charges and credits that impact the comparability of our financial results. These charges and credits pertain primarily to merger and restructuring activities, investment transactions, executive management changes, store closures and relocations, and slow-moving and obsolete inventories. The impact of these charges and credits, which are detailed in NOTE B - NON-RECURRING CHARGES AND CREDITS to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, is excluded from the following discussions of our operating results.

OVERALL

Our overall sales increased by 9% for the third quarter and 13% for the first nine months of 2000. The largest percentage sales increases were realized in our BSG segment, driven most significantly by growth in our Internet business. Our continued worldwide store expansion also contributed greatly to our overall sales increases. During the 12 months ended September 23, 2000, we expanded our domestic and international store base by 76 and 6 stores, respectively.

For the third quarter of 2000, our overall gross profit percentage was negatively impacted primarily by our revised pricing strategy for paper, ink and toner cartridges. In an effort to improve our competitive position with non-traditional office supply retailers, we lowered our prices, changed packaging and strengthened the promotion of these high-visibility product groups that are essential to every business. In addition to our reduced selling prices, paper costs have increased over last year, which magnified the negative impact on gross profit during the third quarter as paper sales volume increased. This increase in paper costs was the leading factor in the decline of our overall gross profit for the year-to-date period. Also, our occupancy costs have risen significantly as a percentage of sales, driven largely by the number of new stores opened in the past year and the consolidation of our Japanese retail operations in our 2000 results. (We began including Japan in our consolidated results during the second quarter of 1999.) Our retail operations generally require higher occupancy costs as a percentage of sales than our catalog operations, resulting in downward pressure on our gross margins as we open more stores.

There were several factors that impacted the increase in our operating and selling expenses as a percentage of sales during the third quarter and first nine months of 2000. With comparable store sales declining 1% for the quarter and increasing only 1% for the first nine months of 2000, the fixed portion of our store expenses increased relative to sales. Also this year, we have incurred higher advertising expenses in our domestic segments for our "Taking Care of Business" campaign, which we began during the latter half of 1999, and we increased our catalog mailings to further penetrate our commercial markets. Furthermore, we experienced higher delivery- and personnel-related costs in our warehouse operations as third-party carriers increased their rates, and our integration efforts have taken longer to complete than originally planned.

Stores in our North American Retail Division have not generated expected sales volumes and profitability levels, particularly those opened from 1998 to 2000. As a result, our management is examining these stores closely as part of a more comprehensive business review and analysis. For further details on our business review, see our LIQUIDITY AND CAPITAL RESOURCES section below.

NORTH AMERICAN RETAIL




                                    THIRD QUARTER                                 YEAR-TO-DATE
                         ---------------------------------             ---------------------------------
                            2000                   1999                   2000                  1999
                         ----------             ----------             ----------             ----------
Sales                    $1,587,053    100.0%   $1,489,992    100.0%   $4,798,703    100.0%   $4,348,140    100.0%

Cost of goods sold
   and occupancy costs    1,257,300     79.2%    1,147,342     77.0%    3,729,318     77.7%    3,327,795     76.5%
                         ----------             ----------             ----------             ----------
  Gross profit              329,753     20.8%      342,650     23.0%    1,069,385     22.3%    1,020,345     23.5%

Store operating and
   selling expenses         243,946     15.4%      217,056     14.6%      723,725     15.1%      619,474     14.3%
                         ----------             ----------             ----------             ----------
Store operating profit   $   85,807      5.4%   $  125,594      8.4%   $  345,660      7.2%      400,871      9.2%
                         ==========             ==========             ==========             ==========


In our North American Retail Division, sales increased 7% for the third quarter and 10% year-to-date. These increases were primarily generated by opening new stores. Comparable sales declined 1% for the quarter and grew 1% for the year in the 776 domestic stores that have been open for more than one year. These comparable results were heavily impacted by a decline in sales of technology products, both in hardware and software items. By contrast, we saw exceptional growth last year in technology sales, primarily as a result of the September 1999 introduction of an instant rebate program provided in connection with an Internet service provider ("ISP") and the launch of the popular Microsoft Office 2000(R) software suite. During most of the third quarter of 2000, we did not have a competitive ISP offering in our stores.

As discussed in the OVERALL section above, we revised our pricing strategy for paper, ink and toner cartridges during the third quarter of 2000. This was the largest contributor to the decrease in gross profit percentage for the quarter. Our gross profit percentages for both the quarter and year-to-date periods in 2000 were also negatively impacted by increases in paper costs and certain fixed costs when compared to last year. Fixed costs included in our gross profit include the occupancy costs of our stores and the rental costs for equipment used in our print and copy centers. Occupancy costs have increased primarily as a result of the larger proportion of new stores with higher average rents. Furthermore, much of our print and copy center equipment was recently upgraded, which further increased our underlying costs.

Our store operating and selling expenses have largely fixed components. Compared to last year, these expenses have increased as a percentage of sales for both the third quarter and year-to-date periods. This increase is mainly attributable to our inability to gain expense leverage through sales growth, particularly in those stores opened during the last three years. Increased advertising expenses this year, primarily from greater spending on television, also negatively impacted our operating expenses for the year-to-date 2000 period.

BSG


                                     THIRD QUARTER                               YEAR-TO-DATE
                             -----------------------------             ---------------------------------
                               2000                 1999                  2000                  1999
                             --------             --------             ----------             ----------
Sales                        $897,854    100.0%   $775,908    100.0%   $2,650,331    100.0%   $2,254,387    100.0%

Cost of goods sold
   and occupancy costs        627,382     69.9%    535,128     69.0%    1,823,543     68.8%    1,542,002     68.4%
                             --------             --------             ----------             ----------
   Gross profit               270,472     30.1%    240,780     31.0%      826,788     31.2%      712,385     31.6%

Warehouse operating
   and selling expenses       215,151     24.0%    176,764     22.8%      640,807     24.2%      524,837     23.3%
                             --------             --------             ----------             ----------
Warehouse operating profit   $ 55,321      6.2%   $ 64,016      8.2%   $  185,981      7.0%   $  187,548      8.3%
                             ========             ========             ==========             ==========


BSG's sales increased 16% in the third quarter and 18% in the first nine months of 2000. Sales generated from our public and contract Web sites in the United States increased to $219 million in the third quarter of 2000, as compared to $99 million in the third quarter of 1999. Over the first nine months of 2000, domestic Web site sales rose 162% to $574 million from $219 million in the comparable 1999 period. We believe that our Internet services attract new customers as well as strengthen existing customer relationships. The proportion of paper and machine supplies increased in BSG's product mix during the first nine months of 2000. These increases were mainly attributable to the overall growth in our large business customer base. Sales of furniture also increased in BSG's product mix in response to an emphasis on promoting these items, including sales force training and enhanced assortment offerings.

BSG's gross profit percentage decreased for both the third quarter and the first nine months of 2000. Increased paper costs, coupled with increased paper sales in the product mix, put downward pressure on our year-to-date gross profit. Our selling prices cannot be adjusted as quickly as our costs increase, because they are either governed by contractual arrangements or are generally fixed for the life of a catalog. In addition, during the third quarter of 2000, we reduced our selling prices for paper products across all of our domestic divisions as part of our new pricing strategy, which magnified the negative impact of these products on our gross margin. Similarly, selling prices for ink and toner cartridges were also lowered in the third quarter. The reduced prices for these three core product groups had an even greater impact on third quarter 2000 gross margin as the sales volume increased.

The increase in warehouse operating and selling expenses during the first nine months of 2000 was primarily the result of higher delivery costs, arising from increased rates charged by third-party carriers. The increase in year-to-date warehouse operating and selling expenses was further driven by personnel-related expenses associated with our warehouse staff, where a larger workforce was required to handle the execution of our warehouse integration plans. These plans include integrating seven warehouses and opening and integrating two new warehouses to incorporate the fulfillment of both our Office Depot and Viking brand orders. Our plans also include closing nine warehouses and transferring their orders to the integrated facilities. During the latter half of 1999, we began the integration process, and we expect to complete our integration plans by mid-2001. At the end of September 2000, three facilities had been fully integrated, including two newly opened facilities, and three facilities had been closed. During our transition into these integrated facilities, we incurred certain incremental expenses related to preparing for the increased volume of deliveries and the dual-brand fulfillment in the newly integrated facilities. The integration of five other warehouses was started before the end of the third quarter, but was not completed. We currently deliver merchandise out of 29 customer service centers ("CSCs"), including our five integrated Office Depot/Viking facilities. As we progress in the integration process, we plan to significantly reduce the total number of warehouse facilities we operate, which should positively impact our BSG's overall operating expenses relative to sales. See additional discussion of the planned integration in our 1999 Annual Report on Form 10-K and in NOTE B - NON-RECURRING CHARGES AND CREDITS to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

INTERNATIONAL

                                  THIRD QUARTER                               YEAR-TO-DATE
                           ----------------------------            -----------------------------
                             2000                1999                2000                1999
                           --------            --------            ---------            --------

Sales                      $336,669   100.0%   $313,489   100.0%   1,068,601   100.0%   $944,926   100.0%
Cost of goods sold
   and occupancy costs      203,557    60.5%    190,460    60.8%     645,951    60.4%    563,250    59.6%
                           --------            --------            ---------            --------
  Gross profit              133,112    39.5%    123,029    39.2%     422,650    39.6%    381,676    40.4%

Store and warehouse
   operating and selling
   expenses                  88,130    26.2%     88,416    28.2%     284,679    26.6%    263,574    27.9%
                           --------            --------            ---------            --------
Store and warehouse
   operating profit        $ 44,982    13.4%   $ 34,613    11.0%     137,971    12.9%   $118,102    12.5%
                           ========            ========            =========            ========


Sales in our International Division increased by 7% for the third quarter and 13% for the first nine months of 2000 over the comparable 1999 periods. Our international sales, translated into and reported in U.S. dollars, were negatively impacted by unfavorable exchange rate changes. In local currencies, the increases were 19% and 23% for the third quarter and first nine months of 2000, respectively, and our comparable sales increased 18% for the third quarter and 19% for the first nine months of the year. Sales increased in our International Division as a result of new store openings, the introduction of multiple public Internet sites and significant comparable sales increases in most countries in which we operate. Furthermore, our Japanese operations accounted for a significant portion of the overall increase for the third quarter and year-to-date periods. We first began consolidating the results of our Japanese retail operations in April 1999 when we purchased the remaining 50% ownership interest from our joint venture partner. Additionally, our Japanese catalog operations began generating revenue for the first time during the second quarter of 1999. We added six stores in France and Japan since the end of September 1999, an increase in our wholly-owned international store base of more than 20%. We also launched six public Internet sites--one Office Depot brand site and five Viking brand sites--in five countries since the third quarter of 1999.

The year-to-date gross profit percentage is lower in 2000 because we consolidated our Japanese retail operations for nine months, compared to five months in the prior year period. Gross profit percentages earned in our international retail stores are lower than the percentages in our international catalog business, primarily as a result of pricing and product mix differences and higher occupancy costs as a percentage of sales. The growth rates of our international retail sales exceeded those of our international catalog sales, contributing to the decrease in our gross profit rates for the year-to-date period. Year-to-date 2000 results were also negatively impacted by higher costs for our more popular products such as paper and laser cartridges. These cost increases had a smaller impact on our third quarter results because we were able to issue new catalogs with revised pricing on these items during the quarter. We experienced an increase in our gross profit percentage in the third quarter of 2000 as compared to the same period in 1999. We distributed more competitively priced catalogs during the third quarter of 1999 than during the third quarter of 2000 to counter the entry of a competitor in one of our larger international markets. We have earned greater volume rebates from our vendors, primarily achieved through consolidating elements of our European purchasing. We began recognizing a portion of these benefits during the third quarter of 1999; and as a result, rebates had a greater effect on our year-to-date 2000 results than on our third quarter 2000 results.

For the third quarter and year-to-date 2000 periods, the decrease in operating and selling expenses as a percentage of sales was achieved mainly through efficiencies gained by growing sales. Advertising costs, in particular, grew at a slower pace than our sales because we have implemented more productive advertising campaigns in certain European markets with the help of our improved data warehouses.

Looking forward, we anticipate continued volatility in exchange rates to have a negative impact on the reported results of our international business segments due to the strong U.S. dollar. We currently hedge some of our international inventory purchases and are considering other opportunities to hedge against such foreign currency volatility.

CORPORATE AND OTHER

Income and expenses not allocated to the store and warehouse operating profit of our segments consist of pre-opening expenses, general and administrative expenses, our share of the earnings (losses) of our joint ventures, amortization of goodwill, interest income and expense, income taxes, and inter-segment transactions. Our pre-opening expenses consist principally of personnel, property and advertising expenses incurred in opening or relocating stores in our North American Retail Division. They also include, to a lesser extent, expenses incurred to open and relocate facilities in our BSG and our International Division. We typically incur these expenses during a six-week period prior to a store opening. Pre-opening expenses have declined in the first half of 2000 as compared to 1999 as a result of fewer new store openings. We opened 15 stores during the third quarter and 48 stores during the first nine months of 2000, as compared to 40 stores and 108 stores for the respective comparable periods in 1999. We have made a conscious decision to implement a more conservative approach to our North American Retail real estate strategy this year, and have reduced our planned store openings for the year to approximately 70 stores.

Excluding the non-recurring charges discussed earlier, general and administrative expenses increased by $4 million for the third quarter and $41 million for the first nine months of 2000, resulting in relatively flat expenses as a percentage of sales. These increases are primarily from additional spending to support our e-commerce and data warehouse initiatives and our international expansion.

Our share of the earnings (losses) of our joint venture operations has improved considerably over last year. Our joint ventures in Mexico and Israel achieved stronger results this year, and our year-to-date 1999 earnings include the losses from our Japanese retail operations for the period prior to April 1999, when these operations were accounted for as a joint venture.

The decrease in interest income was attributable to our lower average cash balances following the repurchase of 79 million shares of our stock at a total cost of $780 million plus commissions. The shares were purchased during the last half of 1999 and the first nine months of 2000 pursuant to a Board-approved stock repurchase plan. We expect our average cash balances to remain at this lower level through the end of 2001.

LIQUIDITY AND CAPITAL RESOURCES

We are currently conducting a review of all aspects of our business. In our North American Retail Division, many of our retail stores opened from 1998 to 2000 have been performing at levels below our expectations. Based on the results of this comprehensive business review, we will probably close or relocate some of these stores. It is also possible that we will choose to exit certain markets and/or further penetrate other markets. We are also conducting a review of our warehouse operations, including the number and type of SKUs we stock, our operational capabilities and our customer service levels. Based on the results of our review, we may reduce the number of SKUs handled and delivered by our warehouses. We may also alter our warehouse network configuration and increase the use of certain technologies and processes. If we make the changes contemplated, we will record a one-time charge next quarter. However, we expect the changes to improve our future operating results.

Our operating cash flows for the first nine months of 2000 were lower than the same period in 1999. Our savings attributable to decreased store openings were offset by lower gross profits, primarily during the third quarter, as explained more fully in the RESULTS OF OPERATIONS section above. On a worldwide basis in the first nine months of 2000, excluding joint venture operations and licensing arrangements, we opened 48 stores, including relocations, as compared to 108 stores during the first nine months of 1999. Opening a new domestic store requires that we outlay approximately $500 thousand for the portion of our inventories that is not financed by our vendors, as well as approximately $155 thousand for pre-opening expenses.

Our primary investing activity is the acquisition of capital assets. The number of stores and CSCs we open or remodel each period generally drives the volume of our capital investments. As mentioned earlier, our store openings for the first nine months of 2000 have decreased as compared to the first nine months of 1999. This decrease was a significant contributor to the overall reduction in our investing cash outflows. We have reduced our planned store openings for the year 2000 to approximately 70 stores.

Fewer investing opportunities also contributed significantly to the reduction in our investing cash outflows. Beginning late in 1999, we expanded our presence in the electronic commerce marketplace by entering into strategic business relationships with several Web-based providers of business-to-business ("B2B") electronic commerce solutions. We made equity investments in these and other companies in late 1999 ($51 million) and in the first nine months of 2000 ($25 million). During the first nine months of 2000, we liquidated one and a portion of another of our investments, which resulted in gains of $58 million. Although certain of our investments increased in value since our initial purchase, our remaining investments may not generate similar appreciation in the future. Because most of our investments are in start-up companies operating in a relatively new and volatile industry, we believe there is a high degree of risk associated with these investments. They may permanently depreciate in value from the amount we originally paid. We plan to continue to consider opportunities to invest in companies that provide B2B electronic commerce solutions for small- and medium-sized businesses, and our intention is to invest primarily or exclusively in those with which we also form strategic business relationships.

Our cash outflows from financing activities during the first nine months of 2000 and 1999 were driven primarily by our stock repurchase program. Between August 1999 and July 2000, our Board of Directors authorized a common stock repurchase program of $800 million. Under this program, in the first nine months of 1999, we repurchased 36 million shares of our stock at a total cost of $390 million plus commissions, $60 million of which had not been paid for by the end of September 1999. During the first nine months of 2000, we purchased 32 million shares of our stock at a total cost of $280 million plus commissions. Total repurchases under the program through September 2000 were $780 million plus commissions. Although there is no expiration date for this most recent authorization, we expect to complete it by the end of 2000.

On November 1, 2000, it is likely, based on our current stock price, that we will be required to purchase our 1993 Liquid Yield Option Notes (LYONs(R)) from the holders of those LYONs(R). Although we have the choice of paying the holders $250 million in cash, common stock or a combination of the two, we intend to pay them in cash, using cash on hand and funds available under our five-year credit facility. You can read more about our LYONs(R) in our 1999 Annual Report on Form 10-K, and you can read more about our five-year credit facility, as well as our two other credit facilities and our interest rate swap, in NOTE E - LONG-TERM DEBT to our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

EURO

For the past nine months, we have continued to evaluate the business implications of modifying our systems to properly recognize and handle our conversion to the euro. Based on that evaluation, we have determined that we need to make multiple changes and modifications to our current systems to prepare them for July 1, 2002, the date the new euro-denominated bills and coins will become the sole legal currency in several European countries. Even so, we still do not expect the conversion to the euro to have a material effect on our financial position or the results of our operations. You can read more about the euro's impact on our business in our 1999 Annual Report on Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding new accounting pronouncements, see NOTE G - NEW ACCOUNTING PRONOUNCEMENTS of our condensed consolidated financial statements in
Item 1 of this Form 10-Q.

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

Forward-looking information involves risks and uncertainties, including certain matters that we discuss in more detail below and in our 1999 Annual Report on Form 10-K. This information is based on various factors and assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ substantially from those we have discussed in the forward-looking statements in this Quarterly Report. In particular, the factors we discuss below and in our 1999 Annual Report on Form 10-K could affect our actual results and could cause our actual results during the remainder of 2000 and in future years to differ materially from those expressed in any forward-looking statement made by us in this Quarterly Report on Form 10-Q. Those Cautionary Statements contained in our 1999 Annual Report on Form 10-K are incorporated herein by this reference to them, and, in addition, we urge you to also consider the following updated cautionary statements:

BUSINESS REVIEW

We currently are conducting a review of all aspects of our business, with particular attention on the stores in our North American Retail Division and on our distribution and supply chain activities. This review, which we expect to complete by the end of 2000, is focused particularly - but not exclusively - on our retail stores opened from 1998 to 2000, many of which have been performing at levels below our expectations. Based on the results of this review, we will probably close or relocate some of these stores. It is also possible that we will choose to exit certain markets, and/or further penetrate other markets. We expect that these decisions will result in improved profitability of our North American Retail Division. However, this analysis involves many variables and uncertainties; and, as a result, we may not achieve any of the expected benefits. Furthermore, individual stores or markets that were not evaluated as part of this business review may have similar characteristics as this class of stores. Those stores may have an adverse affect on our business and our results of operations in the future.

We are also conducting a review of our warehouse operations, including the number and type of SKUs we stock, our operational capabilities and our customer service levels. Based on the results of our review, we may reduce the number of SKUs handled and delivered by our warehouses. We may also alter our warehouse network configuration and increase the use of certain technologies and processes. We expect that these decisions will result in improved profitability of our warehouses in our Business Services Group. However, this analysis involves many variables and uncertainties; and, as a result, we may not achieve all or any of the expected benefits.

If we elect to close or relocate retail stores and/or to effect SKU reductions, we will probably record a one-time charge which will impact our statements of earnings and balance sheet in the fourth quarter of 2000 and result in much lower earnings, or even a loss, after such charge is taken into account. Moreover, we cannot project that our actions will have the desired result of increasing our Company's efficiency and profitability in the future, nor can we ensure that further charges of this nature will not be required in the future.

ECONOMIC DOWNTURN

In the past decade, the favorable United States economy has contributed to the expansion and growth of retailers. Our country has experienced low inflation, low interest rates, low unemployment and an escalation of new businesses. The economy has recently begun to show signs of a downturn. The Federal Reserve has raised interest rates, and the stock market has shown signs that it may no longer be a "bull" market. The retail industry, in general, is displaying signs of a slowdown, with several specialty retailers, both in and outside our industry segment, reporting earnings warnings in the last few months. This general economic slowdown may adversely impact our business and the results of our operations.

EXECUTIVE MANAGEMENT

Since the appointment of our new Chief Executive Officer, we have evolved our management organization to better address the future goals of our Company. This new organization has vacancies in several key positions, including the President of North American Retail and the Chief Financial Officer. A search is underway to identify the best individuals to fill these positions; however, the process may be a protracted one. Furthermore, the new management structure may not be ideal for our Company and may not result in the benefits expected; and, as a result, may materially and adversely affect our future operating results.

INTERNATIONAL ACTIVITY

In addition to our prior comments in our 1999 Annual Report on Form 10-K regarding risk factors associated with operating outside North America, recent world events have served to underscore even further the risks and uncertainties of operating in other parts of the world. Risks of civil unrest, war and economic crises in portions of the world outside North America in which we operate represent a more significant factor than may have been the case in the past. Moreover, as we increase the relative percentage of our business that is operated globally, our Company is subject to greater risk associated with political and economic issues that are beyond our control. This could have a material adverse impact on our future operating results. Also, we have experienced significant fluctuations in foreign currency exchange rates in 2000, which have resulted in lower than anticipated sales and earnings in our International Division. We are subject to the risk of foreign currency exchange rate movements, and our results may continue to be adversely affected by these fluctuations in the future.

EURO

On January 1, 1999, 11 of the 15 member countries of the European Economic and Monetary Union established fixed conversion rates between their existing currencies and their new common currency (the "euro"). On July 1, 2002, new euro-denominated bills and coins will become the sole legal currency in those countries, and all former currencies will be withdrawn from circulation. Since the introduction of the euro, we have been evaluating the business implications of modifying our systems to properly recognize and handle conversion to the euro. Based on that evaluation, we need to make multiple changes and modifications to our current systems before July 1, 2002. We expect to complete our system modifications in advance of the deadline, and we do not expect our conversion to the euro to have a material effect on our financial position or the results of our operations. However, we may not complete the system changes by the targeted date, preventing us from accepting orders or collecting receivables from our customers or from paying our vendors. This could have an adverse impact on our business and our future operating results.

ITEM 3                  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

INTEREST RATE RISKS

See the disclosure in our 1999 Annual Report on Form 10-K. We do not believe that the risk we face related to interest rate changes is materially different than it was at the date of such Report.

FOREIGN EXCHANGE RATE RISKS

See the disclosure in our 1999 Annual Report on Form 10-K. While we realize that foreign currency exchange rates have fluctuated much more in the past year than they have in previous years, we do not believe that the risk we face related to foreign currencies is materially different than it was at the date of such Report.

PART II.  OTHER INFORMATION

ITEM 1            LEGAL PROCEEDINGS

We are involved in litigation arising in the normal course of our business. We do not believe that these matters, either individually or in aggregate, will materially affect our financial position or the results of our operations.

ITEM 6           EXHIBITS AND REPORTS ON FORM 8-K

         a.       27.1 Financial Data Schedule (for SEC use only).

         b. 1. A Current Report on Form 8-K was filed on August 22, 2000 regarding certain management changes.

               2. A Current Report on Form 8-K was filed on September 9, 2000 regarding certain remarks made by management at a securities analysts conference.

               3. A Current Report on Form 8-K was filed on October 12, 2000 regarding a press release issued to announce our third quarter 2000 results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       OFFICE DEPOT, INC.
                                                       ------------------------
                                                            (Registrant)





Date:  October 31, 2000                            By: /s/ M. Bruce Nelson
                                                       ------------------------
                                                       M. Bruce Nelson
                                                       Chief Executive Officer

Date:  October 31, 2000                            By: /s/ Charles E. Brown
                                                       ------------------------
                                                       Charles E. Brown
                                                       Senior Vice President,
                                                       Finance and Controller
                                                       (Principal Accounting
                                                       Officer)

                                INDEX TO EXHIBITS

EXHIBIT NO.                   DESCRIPTION
-----------                   -----------

10.1 Executive Severance Agreement, including Release and Non-Competition Agreement, dated September 19, 2000 by and between the Company and David I. Fuente (schedules and exhibits omitted).

10.2 Non-executive Chairman Agreement dated September 19, 2000 by and between the Company and David I. Fuente.

10.3 Executive Retirement Agreement dated July 17, 2000 by and between the Company and Barry J. Goldstein (Attachment A omitted).

27.1            Financial Data Schedule (for SEC use only)