Form 10-K
period 2000-12-30
OFFICE DEPOT INC
filed 2001-03-27
CIK 800240

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 30, 2000

                                       Or

                 [ ] Transition Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to _____

                         Commission file number 1-10948

                               OFFICE DEPOT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                   59-2663954
---------------------------------------------                ----------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
          or organization)                                  Identification No.)


2200 Old Germantown Road, Delray Beach, Florida                       33445
-----------------------------------------------                       -----
  (Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (561) 438-4800

           Securities registered pursuant to Section 12(b) of the Act:

                                                                                     NAME OF EACH EXCHANGE ON
                             TITLE OF EACH CLASS                                         WHICH REGISTERED
                             -------------------                                         ----------------
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

Yes  [X]   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 9, 2001 was approximately $2,639,101,773.

         As of March 9, 2001, the Registrant had 297,017,184 shares of Common Stock outstanding.

                      Documents Incorporated by Reference:

Portions of our Annual Report to Stockholders for the fiscal year ended December 30, 2000 are incorporated by reference in Parts I and II, and the Proxy Statement, to be mailed to stockholders on or about March 29, 2001 for the Annual Meeting to be held on April 26, 2001, is incorporated by reference in
Part III.

PART I

ITEM 1.  BUSINESS.

Office Depot Inc., together with our subsidiaries, is the largest supplier of office products and services in the world. We sell to consumers and businesses of all sizes through our three business segments: North American Retail Division, Business Services Group ("BSG"), and International Division.

OFFICE PRODUCTS BUSINESS

Businesses in our industry primarily sell three broad categories of merchandise: general office supplies, technology products and office furniture. Office products distributors include contract stationers (selling at significant discounts from list prices to their contract customers), mail order companies (selling through catalogs) and retailers (including office superstores such as the ones we operate). Most recently, Internet-based companies have emerged as a new channel in this industry.

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

Since the mid-1980s, high-volume office supply superstores have emerged throughout the United States. These stores offer a wide selection of products, a high level of customer service and low prices. High-volume office products retailers typically offer substantial price savings to individuals and small- to medium-sized businesses, which traditionally have had limited opportunities to buy at significant discounts from retail list prices. Recently, other retailers, including mass merchandisers and warehouse clubs, have begun offering a wide variety of similar products at low prices and have become increasingly competitive with office supply superstores. Direct mail and Internet-based companies have also established a growing presence in the office products industry.

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

COMPETITION

We operate in a highly competitive environment. Historically, our markets have been served by traditional office products dealers and contract stationers. We believe that we compete favorably against dealers on the basis of price and selection. We compete with other full service contract stationers on the basis of service and value-added technology. We also compete with other office supply superstores, wholesale clubs selling general merchandise, discount stores, mass merchandisers, conventional retail stores, catalog showrooms, Internet-based companies and direct mail companies. These companies, in varying degrees, compete with us on both price and selection. Currently, we are the largest seller of office products and services in the world in terms of dollar volume of products and services sold, and we believe that our ability to buy in large quantities directly from the manufacturers affords us a competitive advantage over our smaller competitors.

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

MERCHANDISING AND PRODUCT STRATEGY

Our merchandising strategy is to offer a broad selection of office products, under both our Office Depot(R) and Viking Office Products(R) brands, and to provide our customers with a compelling combination of quality, assortment, price and service. Our selection of office products includes general office supplies, computers, software and computer supplies, business machines and related supplies, and office furniture. In late 2000, we adopted a plan to reduce the number of SKUs in our stores and warehouses in order to improve customer service and efficiencies by having better "in stock" positions for products our customers purchase most frequently. Once the reduction is complete, our office supply superstores will stock approximately 7,000 SKUs, including variations in color and size, and our Customer Service Centers ("CSCs") will stock approximately 11,000 SKUs. We expect to complete this project by June, 2001.

We buy substantially all of our merchandise directly from manufacturers and other primary suppliers. In some cases, we also have begun to source our own merchandise from offshore locations under private label brands that are exclusive to Office Depot and Viking. In most cases, our suppliers deliver the merchandise directly to our stores or CSCs or to our ten cross-dock facilities. Our supply chain operations, including the cross-docks, use a customized system to manage the inbound flow of merchandise with the goal of minimizing our landed cost. This system enables us to maintain optimal in-stock positions by permitting a shorter lead time for reordering at the stores and CSCs, while still meeting the minimum ordering requirements of our vendors. The use of cross-docks also reduces our freight costs by centralizing the receiving function.

Our BSG is party to multi-year contracts with many of its customers and anticipates entering into similar contracts in the future as we grow our contract business. Nonetheless, we have not entered into any material long-term contracts or commitments with any vendor or customer, the loss of any one of which would materially adversely affect our financial position or the results of our operations. We have not experienced any material difficulty in obtaining desired quantities of merchandise for sale, and we do not foresee having any significant difficulties in the future.

Buyers located at our corporate headquarters are responsible for selecting and purchasing merchandise. For merchandise offered to our retail store, direct mail and Internet customers, our operating management determines pricing based upon buyer recommendations. Our contract sales force in our BSG determines the price of products sold to our contract customers. Replenishment buyers monitor inventory levels and initiate product reorders with the assistance of our customized replenishment system. This system allows buyers to devote more time to selecting products, developing new product lines, analyzing competitive developments and negotiating with vendors to obtain more favorable prices and product availability. We transmit purchase orders by EDI to a significant number of our vendors, and we electronically receive Advance Shipment Notices and invoices back from them. This method of electronic ordering expedites orders and promotes accuracy and efficiency. We plan to continue to expand this program to the remainder of our vendors.

We buy substantially all of our inventory directly from manufacturers in large quantities without using a central warehouse. We maintain substantially all of our inventory on the sales floors of our stores, at our cross-docks and at our CSCs.

STORE STRATEGY

Our retail stores conform to a model designed to achieve cost efficiency by minimizing rent and eliminating the need for a central warehouse. Each store displays virtually all its inventory on the sales floor using low-profile fixtures, pallets, bins and industrial steel shelving, permitting the bulk stacking of inventory and quick and efficient restocking. Shelving is positioned to form aisles large enough to comfortably accommodate customer traffic and merchandise movement. During 2001, we plan to further enhance the shopping experience with the installation of new lighting, signage, and broadband Internet capabilities across our entire chain.

Our stores sell primarily to small offices/home offices and individual consumers. We carry a wide selection of merchandise, including brand name office supplies, business machines and computers, computer software, office furniture and other business-related products. Each store also contains a multipurpose copy and print center offering printing, reproduction, mailing, shipping, and other services. In 2000, through our partnership with UPS, we have initiated the roll-out of UPS shipping centers within our stores. This enables us to offer our customers a full selection of packaging and shipping supplies, as well as the complete portfolio of U.S. domestic and international UPS shipping services at regular UPS Customer Counter rates. In 2001, we plan to experiment with several other store-within-store concepts.

CATALOG PRODUCTION AND CIRCULATION

We use our catalogs to market directly to both existing and prospective customers throughout the world. Separate catalog assortments promote our dual brand (Office Depot(R) and Viking Office Products(R)) mail order strategy. We currently circulate both Viking Office Products(R) and Office Depot(R) brand catalogs through our BSG and International Division. Each catalog is printed in full color with pictures and narrative descriptions that emphasize key product benefits and features. We have developed a distinctive style for our catalogs, most of which are produced in-house by our designers, writers and production artists, using a computer-based catalog creation system.

Our Viking Office Products(R) brand catalog mailings include monthly sale catalogs, which are mailed to all active Viking customers and present our most popular items. A complete "Buyers Guide," containing all of our products at the regular discount prices, is delivered to our Office Depot(R) and Viking Office Products(R) brand catalog customers every six months. The Buyers Guide, which is mailed to all of our active customers, varies in size between countries. Prospecting catalogs with special offers designed to attract new customers are mailed frequently. In addition, Office Depot(R) and Viking Office Products(R) specialty catalogs are delivered to selected customers monthly.

During 2000, we mailed approximately 305 million copies of over 180 different Office Depot(R) and Viking(R) brand catalogs. During 1999 and 1998, we mailed approximately 296 million and 248 million copies, respectively, of over 100 different catalogs to existing and prospective customers.

SELLING AND MARKETING

We are able to maintain our competitive pricing policy primarily as a result of the significant cost efficiencies we achieve through our operating format and purchasing power. Our marketing programs are designed to attract new customers and to persuade existing customers to make additional purchases. We advertise in the major newspapers in most of our local markets. These advertisements are supplemented with local and national radio and network and cable television advertising campaigns and direct marketing efforts. We continuously acquire new customers by selectively mailing specially designed catalogs to prospective customers. Sometimes we obtain the names of prospective customers in new and existing markets through the use of selected mailing lists from outside marketing information services and other sources. We use a proprietary mailing list system for our Viking Office Products(R) brand catalogs and other promotional mailings. We plan to use this same technology to increase the effectiveness of our Office Depot(R) brand catalogs in the future. Catalogs are also distributed through our contract sales force and are available in each of our stores.

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

Our customers nationwide can place orders over the Internet, by telephone or by fax using toll-free telephone numbers that route the calls through call centers located in Florida, Georgia, Texas, Ohio, Connecticut, Kansas and California. We electronically transmit any orders received at the call centers or via the Internet to the store or CSC closest to our customer for pick-up or delivery at a nominal delivery fee (free with a minimal order size). Orders are packaged, invoiced and shipped for next-day delivery or same-day delivery in the case of Viking orders in selected markets.

Through our BSG, we provide our contract customers with specialized services designed to aid them in achieving efficiencies and eliminating waste in their overall office products and office furniture costs. These services include electronic ordering, stockless office procurement, desktop delivery, business forms management services, and comprehensive product usage reports. Desktop delivery entails delivering the merchandise to individual departments within our customers' facilities, rather than delivering the packages to one central receiving point. We also develop customized Intranet sites in tandem with our customers, allowing them to set rules and limitations on their employees' electronic ordering abilities. Customer orders from these Intranet sites are transmitted to us via the Internet.

In addition to the normal payment options available to all of our customers, we offer our contract and qualified commercial customers the option of purchasing on credit through open accounts. We also offer revolving credit terms to Office Depot(R) brand customers through the use of private label credit cards. These credit cards are issued without charge to credit-qualified customers. Sales transactions using the private label credit cards are transmitted electronically to financial services companies, which credit our bank account with the net proceeds within two days. We offer our contract customers a store purchasing card which allows them to purchase office supplies at one of our retail stores, while still taking advantage of their contract pricing. No single customer in any of our segments accounts for more than 1% percent of our total sales. All of our credit card operations are conducted by third parties with whom we contract to perform this service.

INFORMATION SYSTEMS

In operating our business, we use IBM ES9000 mainframes, IBM AS/400 computers and client/server technologies. Our information systems include advanced software packages that have been customized for our specific business operations. By maximizing our application of these technologies, we have improved our ability to manage our inventories, order processing, replenishment and marketing efforts.

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

All of our computer operations are managed internally in state-of-the-art facilities that capitalize on advanced technologies. Our help desk is manned 24 hours per day, 7 days per week. We utilize off-site disaster recovery facilities and redundancies. These operations result in industry leading system availability and reliability.

We have invested in a new data warehouse system that now allows us to perform trend and market basket analyses, manage our customer relationships, and produce more effective advertising campaigns. We strive for superior customer satisfaction, and our information systems initiatives are designed with that goal in mind. Our new data warehouse solution is designed to use sales transaction and customer interaction information to market on a more personal basis with each of our customers. Our international initiatives include launching several electronic commerce sites throughout the world and building a world-class network and computing infrastructure.

Our Office Depot public Web site--WWW.OFFICEDEPOT.COM--has won a number of awards from information technology industry and customer groups. Our business-to-business electronic commerce sites have sophisticated work-flow components that help our customers electronically manage their ordering process for office supplies, with thousands of customer orders processed each day. Internet-enabled applications allow our suppliers to directly interact with our systems, improving order flow and supply chain management. We use our corporate Intranet to improve employee productivity and responsiveness and reduce our administrative costs.

EMPLOYEES

As of March 9, 2001, we had approximately 48,000 employees worldwide. Virtually all of these are full time employees. Our labor relations generally are good, and the overwhelming majority of our facilities are not organized by any labor union. In the most recent labor organizing activity in a large facility in California, our employees rejected the efforts of the labor union to organize that workforce.

INFORMATION INCORPORATED BY REFERENCE

The following information is included in Exhibit 13 at the page location(s) specified. Such information is set forth in Office Depot's 2000 Annual Report to Stockholders and is incorporated herein by reference:

     General description of our business segments - Pages 14-15

     Restructuring activities and other one-time charges - Pages 16-18

     Financial information about segments - Pages 18-22 and 46-47

     Revenues by product group - Page 18

     Seasonality of the business - Page 25

     Financial information about geographic areas - Page 47

EXECUTIVE OFFICERS OF THE REGISTRANT

JERRY COLLEY                                                  AGE: 48

Mr. Colley joined Office Depot in February 2001 as our President, North American Retail Stores. Prior to joining Office Depot, he was Senior Vice President, Stores and Customer Satisfaction for AutoZone, Inc., from 1997 to 2001. Prior to his tenure at AutoZone, Mr. Colley was Executive Vice President of Tire Kingdom from January 1996 to July 1996, and President of Rose Auto Parts, a regional retail chain, from February 1995 to December 1995, and Vice President, Stores/Regional Manager for AutoZone/AutoShack from 1987 to 1995.

ROBERT J. KELLER                                              AGE: 47

Mr. Keller has been President, Business Services Group since August 2000. Previously, he served as Executive Vice President, Business Services Division from June 1999 to August 2000 and Senior Vice President, Contract Sales from February 1998 to June 1999. Before joining Office Depot, Mr. Keller was Executive Vice President (1993 to 1998) and Senior Vice President (1988 to 1993) of Dun & Bradstreet Corporation.

ROLF Van KALDEKERKEN                                          AGE: 57

Mr. Van Kaldekerken has been President, European Operations since August 2000. Prior to that appointment, he served as Executive Vice President, European Operations from January 2000 to August 2000. Previously, he was President & Country Manager for Germany from 1998 to January 2000 for Office Depot International and Managing Director and Vice President, Germany, Benelux and Austria for Viking Office Products from November 1994 until August 1998, when Viking was merged into our Company. Prior to joining Viking, Mr. Van Kaldekerken was European Operations Manager and European Purchasing Manager for INMAC Corporation.

DAVID C. FANNIN                                               AGE: 55

Mr. Fannin has been our Executive Vice President, General Counsel and Secretary since August 2000. Previously, he was Senior Vice President and General Counsel since he joined our Company in November 1998, and our Corporate Secretary since January 1999. Mr. Fannin was Executive Vice President, General Counsel and Corporate Secretary of Sunbeam Corporation, a manufacturer and wholesaler of durable household and outdoor consumer products, from January 1994 until August 1998. From October 1979 until December 1993, Mr. Fannin was a partner in the law firm Wyatt, Tarrant & Combs, in Louisville, Kentucky.

THOMAS KROEGER                                                AGE: 52

Mr. Kroeger has been Executive Vice President, Organization and People since he joined us in July 1997. Before joining Office Depot, he was employed by The Sherwin-Williams Company where he served as Corporate Vice President of Human Resources from October 1987 to July 1997.

WILLIAM P. SELTZER                                            AGE:  62

Mr. Seltzer has been our Executive Vice President, Information Systems since August 1992. He was Senior Vice President--Distribution and Systems of Revco Drug Stores, Inc. from November 1987 to July 1992. Mr. Seltzer was Vice President of Systems for the H.E. Butt Grocery Company from 1977 to 1987, and was Corporate Manager of Information Processing from 1972 to 1977 with SCM Corporation.

CHARLES E. BROWN                                              AGE: 48

Mr. Brown has been our Senior Vice President, Finance and Controller since he joined our Company in May 1998. He was Senior Vice President and Chief Financial Officer of Denny's, Inc. from January 1996 until May 1998; from August 1994 until December 1995, he was Vice President and Chief Financial Officer of ARAMARK International; and from September 1989 until July 1994, he was Vice President and Controller of Pizza Hut International, a Division of PepsiCo, Inc.

JEFFREY AIKEN                                                 AGE: 42

Mr. Aiken has been our Senior Vice President of Tax since November 1999. Previously he was our Vice President of Tax from July 1997 to November 1999 and Director of Taxes from November 1994 until July 1997. Prior to joining our Company, Mr. Aiken was Director of Taxes for Berol Corporation from 1993 to 1994; Director of International Taxes for Toys "R" Us from 1992 to 1993 and Senior International Tax Manager for Price Waterhouse from 1990 to 1992.

Information with respect to our directors, including our executive officers who are also directors is incorporated herein by reference to the information under the caption "Election of Directors/Biographical Information of the Candidates" in the Proxy Statement for our 2001 Annual Meeting of Stockholders.

ITEM 2.  PROPERTIES.

As of March 9, 2001, we operate 787 office supply stores in 45 states and the District of Columbia, 34 office supply stores in five Canadian provinces and 132 office supply stores (including those operated under licensing and joint venture agreements) in seven countries outside of the United States and Canada. We also operate 25 CSCs in 18 U.S. states and 18 CSCs in 11 countries outside of the United States. The following table sets forth the locations of these facilities.


                                                STORES
----------------------------------------------------------------------------------------------------------------
STATE/COUNTRY                  #     STATE/COUNTRY                #     STATE/COUNTRY                         #
-------------                 ---    -------------               ---    -------------                        ---

UNITED STATES:

Alabama                         14   Kansas                         9   North Dakota                           3
Alaska                           2   Kentucky                      12   Ohio                                  11
Arizona                          3   Louisiana                     25   Oklahoma                              12
Arkansas                         9   Maryland                      13   Oregon                                15
California                     128   Michigan                      19   Pennsylvania                           9
Colorado                        25   Minnesota                     10   South Carolina                        13
Delaware                         1   Mississippi                   11   South Dakota                           1
District of Columbia             2   Missouri                      17   Tennessee                             19
Florida                         83   Montana                        1   Texas                                 99
Georgia                         35   Nebraska                       5   Utah                                   4
Hawaii                           3   Nevada                         9   Virginia                              18
Idaho                            6   New Jersey                     6   Washington                            28
Illinois                        33   New Mexico                     4   West Virginia                          3
Indiana                         16   New York                      13   Wisconsin                             11
Iowa                             3   North Carolina                23   Wyoming                                1
                                                                                                -----------------
                                                                        Total United States                  787

CANADA:                                                                 FRANCE                                28
Alberta                           8                                     HUNGARY                                3
British Columbia                  8                                     ISRAEL                                23
Manitoba                          3                                     JAPAN                                  7
Ontario                          13                                     MEXICO                                53
Saskatchewan                      2                                     POLAND                                16
                       -------------                                    THAILAND                               2
Total Canada                     34                                                             -----------------
                                                                        Total Outside the                    132
                                                                             United States




                                                 CSCs
----------------------------------------------------------------------------------------------------------------
STATE/COUNTRY                  #     STATE/COUNTRY                #     STATE/COUNTRY                         #
-------------                 ---    -------------               ---    -------------                        ---
UNITED STATES:

Arizona                           1  Massachusetts                   1  AUSTRALIA                              2
California                        3  Michigan                        1  BELGIUM                                1
Colorado                          2  Minnesota                       1  FRANCE                                 2
Connecticut                       1  New Jersey                      1  ISRAEL                                 1
Florida                           2  North Carolina                  1  GERMANY                                2
Georgia                           1  Ohio                            1  THE NETHERLANDS                        1
Illinois                          1  Texas                           3  IRELAND                                1
Louisiana                         1  Utah                            1  ITALY                                  1
Maryland                          2  Washington                      1  JAPAN                                  2
                                                                        MEXICO                                 2
                                                                        UNITED KINGDOM                         3
                                                             ----------
                                                                                                -----------------
                                     Total United States            25  Total Outside the                     18
                                                                        United States

Most of our facilities are leased or subleased, with lease terms (excluding renewal options) expiring in various years through 2021, except for the 69 facilities and our corporate offices and systems data center, which we own. Our owned facilities are located in 16 states, primarily in Florida, Texas and California; three Canadian provinces; the United Kingdom; the Netherlands; Australia; Mexico and France.

We operate our retail stores under the Office Depot(R), Office Depot Express(R) and Office Place(R) (in Ontario, Canada) names. Our contract and catalog businesses operate under the names Office Depot(R) and Viking Office Products(R).

Our corporate offices in Delray Beach, Florida consist of approximately 575,000 square feet in three adjacent buildings--two of which are owned and one is leased. We also own a corporate office building in Torrance, California which is approximately 180,000 square feet in size, and a systems data center in Charlotte, North Carolina which is approximately 53,000 square feet in size.

ITEM 3. LEGAL PROCEEDINGS.

We are involved in litigation arising in the normal course of our business. While from time to time claims are asserted that make demands for large sums of money (including from time to time, actions which are asserted to be maintainable as class action suits), we do not believe that any of these matters, either individually or in the aggregate, will materially affect our financial position or the results of our operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "ODP." As of March 9, 2001, there were 4,062 holders of record of our common stock. The last reported sale price of the common stock on the NYSE on March 9, 2001 was $9.24.

The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as quoted on the NYSE Composite Tape. These prices do not include retail mark-ups, mark-downs or commission.


                                                        HIGH             LOW
                                                        ----             ---

      2000
      ----
First Quarter                                        $14.8750        $9.8750
Second Quarter                                        14.7500         6.0000
Third Quarter                                          8.3125         5.8750
Fourth Quarter                                         8.7500         6.0000

      1999
      ----
First Quarter (1)                                    $26.0000       $20.3333
Second Quarter                                        25.8333        18.2500
Third Quarter                                         23.0000         9.8125
Fourth Quarter                                        13.1875         9.0000

--------------
(1) Prices have been adjusted to reflect the three-for-two stock split which occurred on April 1, 1999.

We have never declared or paid cash dividends on our common stock, and we do not currently intend to pay cash dividends in the foreseeable future. Earnings and other cash resources will continue to be used in the expansion of our business.

ITEM 6. SELECTED FINANCIAL DATA.

The information required by this Item is set forth in Exhibit 13.1 under the heading "Financial Highlights" as of and for the fiscal years ended December 30, 2000, December 25, 1999, December 26, 1998, December 27, 1997 and December 28, 1996. This information is set forth in our Annual Report to Stockholders for the fiscal year ended December 30, 2000 (on page 13) and is incorporated herein by this reference and made a part hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is set forth in Exhibit 13.1 under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Cautionary Statements for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." This information is set forth in our Annual Report to Stockholders for the fiscal year ended December 30, 2000 (on pages 14-28) and is incorporated herein by reference and made a part hereof.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is set forth in Exhibit 13.1 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations". This information is set forth in our Annual Report to Stockholders for the fiscal year ended December 30, 2000 (on page 25) and is incorporated herein by reference and made a part hereof.

ITEM 8. FINANCIAL STATEMENTS

The information required by this Item is set forth in Exhibit 13.1 under the headings "Independent Auditors' Report of Deloitte & Touche LLP on Consolidated Financial Statements," "Consolidated Balance Sheets," "Consolidated Statements of Earnings," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" as of December 30, 2000 and December 25, 1999 and for the fiscal years ended December 30, 2000, December 25, 1999 and December 26, 1998. This information is set forth in our Annual Report to Stockholders for the fiscal year ended December 30, 2000 (on pages 29-47) and is incorporated herein by this reference and made a part hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information concerning our executive officers is set forth in Item 1 of this Form 10-K under the caption "Executive Officers of the Registrant."

Information with respect to our directors is incorporated herein by reference to the information "Election of Directors/Biographical Information on the Candidates" in the Proxy Statement for our 2001 Annual Meeting of Stockholders.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for our 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in the Proxy Statement for our 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the caption "Stock Ownership Information" in the Proxy Statement for our 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information with respect to certain relationships and related transactions is incorporated herein by reference to the information under the captions "Matters to be Considered by our Shareholders - Election of Directors - Item I - Biographical Information on the Candidates" and "Executive Compensation - Contractual Agreements with David Fuente" in the Proxy Statement for our 2001 Annual Meeting of Stockholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as a part of this report:

                  1.  The financial statements listed in Item 8.
                  2. The financial statement schedule listed in "Index to Financial Statement Schedule."
                  3.  The exhibits listed in the "Index to Exhibits."

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the year ended December 30, 2000 except those disclosed in our 2000 Quarterly Reports on Form 10-Q, except that the following reports on Form 8-K were filed in the fourth quarter ended December 30, 2000.

                  1. The Company filed a report dated October 12, 2000 which reported under Items 7 and 9 regarding a press release with respect to results for the third quarter of 2000.

                  2. The Company filed a report dated November 6, 2000, which reported under Items 7 and 9 regarding press releases with respect to certain business developments described therein.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March, 2001.

                                             OFFICE DEPOT, INC.

                                             By   /s/ M. BRUCE NELSON
                                                ------------------------------
                                                     M. Bruce Nelson
                                                     Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 26, 2001.

                SIGNATURE                                                    CAPACITY
                ---------                                                    --------
/s/ M. BRUCE NELSON                                         Chief Executive Officer (Principal Executive Officer)
----------------------------------
M. Bruce Nelson

/s/ DAVID I. FUENTE                                         Chairman of the Board
----------------------------------
David I. Fuente

/s/ IRWIN HELFORD                                           Vice Chairman and Director
----------------------------------
Irwin Helford

/s/ CHARLES E. BROWN                                        Senior Vice President, Finance and Controller
----------------------------------                          (Principal Financial and Accounting Officer)
Charles E. Brown

/s/  LEE A. AULT, III                                       Director
----------------------------------
Lee A. Ault, III

/s/  NEIL R. AUSTRIAN                                       Director
----------------------------------
Neil R. Austrian

/s/   CYNTHIA R. COHEN                                      Director
----------------------------------
Cynthia R. Cohen

/s/   W. SCOTT HEDRICK                                      Director
----------------------------------
W. Scott Hedrick

/s/   JAMES L. HESKETT                                      Director
----------------------------------
James L. Heskett

/s/   MICHAEL J. MYERS                                      Director
----------------------------------
Michael J. Myers

/s/   FRANK P. SCRUGGS, JR.                                 Director
----------------------------------
Frank P. Scruggs, Jr.

/s/   PETER J. SOLOMON                                      Director
----------------------------------
Peter J. Solomon


                         INDEX TO FINANCIAL STATEMENTS

                                                                                                     PAGE
                                                                                                     ----

Independent Auditors' Report of Deloitte & Touche LLP on Consolidated Financial Statements...         *

Consolidated Balance Sheets .................................................................         *

Consolidated Statements of Earnings .........................................................         *

Consolidated Statements of Stockholders' Equity .............................................         *

Consolidated Statements of Cash Flows .......................................................         *

Notes to Consolidated Financial Statements ..................................................         *

Independent Auditors' Report of Deloitte & Touche LLP on Financial Statement Schedule .......         F-2

-------------------------

* Incorporated herein by reference to the respective information in our Annual Report to Stockholders for the fiscal year ended December 30, 2000.


INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Office Depot, Inc.:

We have audited the consolidated financial statements of Office Depot, Inc. and Subsidiaries as of December 30, 2000 and December 25, 1999 and for each of the three years in the period ended December 30, 2000, and have issued our report thereon dated February 15, 2001; such consolidated financial statements and report are included in the Company's Annual Report to Stockholders for the fiscal year ended December 30, 2000 and are incorporated herein by reference. Our audits also included the financial statement schedule of Office Depot, Inc. and Subsidiaries listed in the Index to Financial Statement Schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 15, 2001

                      INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                         PAGE
                                                                         ----

Schedule II - Valuation and Qualifying Accounts and Reserves...........  S-1

        All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere herein.

                                                                     SCHEDULE II

                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

COLUMN A                         COLUMN B          COLUMN C             COLUMN D          COLUMN E
--------                         --------          --------             --------          --------
                                                                     DEDUCTIONS--
                                BALANCE AT                            WRITE-OFFS,
                               BEGINNING OF       ADDITIONS--      PAYMENTS AND OTHER    BALANCE AT
DESCRIPTION                       PERIOD      CHARGED TO EXPENSE      ADJUSTMENTS       END OF PERIOD
-----------                    -------------  ------------------   ------------------   -------------

Allowance for Doubtful
Accounts:

     2000                       $27,736             $30,448               $23,723           $34,461
     1999                        25,927              22,940                21,131            27,736
     1998                        25,587              23,702                23,362            25,927

Accrued Merger Costs:
     2000                       $21,268              $6,146               $23,494            $3,920
     1999                        40,832              26,035                45,599            21,268
     1998                         1,416              73,329                33,913            40,832




                                INDEX TO EXHIBITS

                                                                                        SEQUENTIALLY
EXHIBIT                                                                                   NUMBERED
NUMBER                                  EXHIBIT                                             PAGE +
-------                                 -------                                         -------------

3.1         Restated Certificate of Incorporation, as amended to date                        (1)

3.2         Bylaws                                                                           (2)

4.1         Form of Certificate representing shares of Common Stock                          (3)

4.2         Form of Indenture (including form of LYON(R)) between the Company                (4)
            and The Bank of New York, as Trustee

4.3         Form of Indenture (including form of LYON(R)) between the Company                (5)
            and Bankers Trust Company, as Trustee

4.4         Rights Agreement dated as of September 4, 1996 between Office Depot,             (6)
            Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent,
            including the form of Certificate of Designation, Preferences and
            Rights of Junior Participating Preferred Stock, Series A attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as
            Exhibit C.

10.01       Revolving Credit and Line of Credit Agreement dated as of February               (7)
            20, 1998 by and among the Company and SunTrust Bank, Central
            Florida, National Association, individually and as Administrative
            Agent; Bank of America National Trust and Savings Association,
            individually and as Syndication Agent; NationsBank, National
            Association, individually and as Documentation Agent; Royal Bank of
            Canada, individually and as Co-Agent; Citibank, N.A., individually and as Co-Agent; The First National Bank of Chicago, individually and as Co-Agent; CoreStates Bank, N.A.; PNC Bank, National
            Association; Fifth Third Bank; and Hibernia National Bank. (Exhibits
            to the Revolving Credit and Line of Credit Agreement have been omitted)

10.02       Office Depot, Inc. Long-Term Equity Incentive Plan*                              (8)

10.03       1997-2001 Office Depot, Inc. Designated Executive Incentive Plan*                (7)

10.04       Form of Change of Control Agreement, dated as of September 4, 1996,              (9)
            by and between Office Depot, Inc. and each of Thomas Kroeger and
            William P. Seltzer.

10.05       Form of Indemnification Agreement, dated as of September 4, 1996, by             (9)
            and between Office Depot, Inc. and each of David I. Fuente, Cynthia
            R. Cohen, W. Scott Hedrick, James L. Heskett, Michael J. Myers,
            Peter J. Solomon, William P. Seltzer, and Thomas Kroeger

10.06       Form of Executive Employment Agreement, dated as of October 21,                  (7)
            1997, by and between Office Depot, Inc. and each of Thomas Kroeger and William P. Seltzer

10.07       Executive Part-time Employment Agreement, dated as of September 30,             (10)
            1999, by and between Office Depot, Inc. and Irwin Helford

10.08       Executive Employment Agreement, dated as of January 1, 2000, by and             (11)
            between Office Depot, Inc. and Bruce Nelson

10.09       Revolving Credit Agreement dated as of June 2, 2000 by and among                (11)
            Office Depot, Inc. and Suntrust Bank, individually and as
            Administrative Agent; Bank of America, N.A., individually and as
            Syndication Agent; Bank One, NA, individually and as Documentation
            Agent; and Citibank, N.A., individually and as Managing Agent.
            (Exhibits to the Revolving Credit Agreement have been omitted)

10.10       Executive Severance Agreement, including Release and Non-competition            (12)
            Agreement, dated September 19, 2000 by and between the Company and
            David I. Fuente (schedules and exhibits omitted).



                                                                                        SEQUENTIALLY
EXHIBIT                                                                                   NUMBERED
NUMBER                                  EXHIBIT                                             PAGE +
                                        -------                                         -------------

10.11       Non-executive Chairman Agreement dated September 19, 2000 by and                 (12)
            between the Company and David I. Fuente.

10.12       Executive Retirement Agreement dated July 17, 2000 by and between                (12)
            the Company and Barry J. Goldstein (Attachment A omitted)

10.13 Executive Employment Agreement dated January 30, 2001 by and between the Company and Jerry Colley

10.14 Change of Control Agreement, dated as of January 30, 2001, by and between the Company and Jerry Colley

10.15       Executive Employment Agreement dated May 29, 1998 by and between the
            Company and Charles E. Brown

10.16 Change of Control Agreement, dated as of May 28, 1998, by and between the Company and Charles E. Brown

10.17 Executive Employment Agreement dated July 25, 2000 by and between the Company and Robert J. Keller

10.18 Change of Control Agreement, dated as of July 25, 2000, by and between the Company and Robert J. Keller

10.19       First Amendment dated December 21, 2000 to the Revolving Credit
            Agreement dated as of June 2, 2000

10.20       Second Amendment dated December 21, 2000 to the Revolving Credit and
            Line of Credit Agreement dated as of February 20, 1998

13.1        Certain portions of the Company's Annual Report to Stockholders

21.1        List of subsidiaries

23.1        Consent of Deloitte & Touche LLP

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

(10) Incorporated by reference to the respective exhibit to the Company's Annual
     Report on Form 10-K for the year ended December 30, 1999.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2000.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on October 31, 2000.

          Upon request, the Company will furnish a copy of any exhibit to this report upon the payment of reasonable copying and mailing expenses.
