Form 10-Q
period 2001-03-31
OFFICE DEPOT INC
filed 2001-05-11
CIK 800240

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


 (Mark One)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

        For the quarterly period ended       March 31, 2001
                                          -------------------------

                                     or

   [ ] Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

   For the transition period from                   to
                                   -----------------    -----------------

                  Commission file number            1-10948
                                               ------------------------

                               OFFICE DEPOT, INC.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                                 59-2663954
 -------------------------------------------------------  ---------------------
                (State or other jurisdiction of             (I.R.S. Employer
                incorporation or organization)             Identification No.)

 2200 Old Germantown Road; Delray Beach, Florida                   33445
 ---------------------------------------------------------       -------------
             (Address of principal executive offices)              (Zip Code)

                                 (561) 438-4800
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


 ------------------------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


The registrant had 297,565,127 shares of common stock outstanding as of April 30, 2001.

ITEM 1 FINANCIAL STATEMENTS

                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                         AS OF              AS OF
                                                                       MARCH 31,          DECEMBER 30,
                                                                         2001                2000
                                                                     -----------          -----------
      ASSETS

      Current assets:
        Cash and cash equivalents                                    $   134,386          $   151,482
        Receivables, net                                                 796,842              896,333
        Merchandise inventories, net                                   1,114,403            1,420,825
        Deferred income taxes and other current assets                   216,077              230,449
                                                                     -----------          -----------
           Total current assets                                        2,261,708            2,699,089

       Property and equipment, net                                     1,098,445            1,119,306
       Goodwill, net                                                     216,742              219,971
       Other assets                                                      160,654              157,968
                                                                     -----------          -----------
                                                                     $ 3,737,549          $ 4,196,334
                                                                     ===========          ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:
        Accounts payable                                             $ 1,009,378          $ 1,136,994
        Accrued expenses and other current liabilities                   515,085              580,966
        Income taxes payable                                              60,333               37,118
        Current maturities of long-term debt                               7,699              153,259
                                                                     -----------          -----------
           Total current liabilities                                   1,592,495            1,908,337

       Deferred income taxes and other credits                            92,384               88,247
       Long-term debt, net of current maturities                         184,886              374,061
       Zero coupon, convertible subordinated notes                       227,223              224,438

      Commitments and contingencies

      Stockholders' equity:
       Common stock - authorized 800,000,000 shares
          of $.01 par value; issued 379,416,355 in
          2001 and 378,688,359 in 2000                                     3,794                3,787
       Additional paid-in capital                                        944,330              939,214
       Unamortized value of long-term incentive stock grants              (2,590)              (2,793)
       Accumulated other comprehensive loss                              (75,835)             (53,490)
       Retained earnings                                               1,573,020            1,516,691
       Treasury stock, at cost - 82,190,548 shares in 2001
         and in 2000                                                    (802,158)            (802,158)
                                                                     -----------          -----------
                                                                       1,640,561            1,601,251
                                                                     -----------          -----------
                                                                     $ 3,737,549          $ 4,196,334
                                                                     ===========          ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                       13 WEEKS ENDED             13 WEEKS ENDED
                                                       MARCH 31, 2001             MARCH 25, 2000
                                                       --------------             --------------
      Sales                                             $ 3,017,914                $ 3,065,657
      Cost of goods sold and occupancy costs              2,210,998                  2,228,011
                                                        -----------                -----------

        Gross profit                                        806,916                    837,646

      Store and warehouse operating
        and selling expenses                                598,827                    571,785
      Pre-opening expenses                                    1,136                      2,650
      General and administrative expenses                   109,602                    106,349
      Merger and restructuring costs                            433                      1,029
                                                        -----------                -----------

        Operating profit                                     96,918                    155,833

      Other income (expense):
        Interest income                                       1,607                      3,364
        Interest expense                                    (10,281)                    (7,196)
        Miscellaneous income, net                             1,163                     21,072
                                                        -----------                -----------
        Earnings before income taxes                         89,407                    173,073

      Income taxes                                           33,078                     64,037
                                                        -----------                -----------
         Net earnings                                   $    56,329                $   109,036
                                                        ===========                ===========

      Earnings per common share:
         Basic                                          $      0.19                $      0.34
         Diluted                                               0.19                       0.32





        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                       OFFICE DEPOT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              13 WEEKS ENDED             13 WEEKS ENDED
                                                                              MARCH 31, 2001             MARCH 25, 2000
                                                                              --------------            ----------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
          Net earnings                                                          $  56,329                   $ 109,036
          Adjustments to reconcile net earnings to net cash
             provided by operating activities:
                Depreciation and amortization                                      48,280                      46,988
                Provision for losses on inventories and receivables                35,565                      29,973
                Changes in working capital                                        206,240                     115,098
                Gain on sales of investment securities                                 --                     (18,960)
                Other operating activities, net                                    16,580                       5,489
                                                                                ---------                   ---------
             Net cash provided by operating activities                            362,994                     287,624
                                                                                ---------                   ---------

      CASH FLOWS FROM INVESTING ACTIVITIES:
          Proceeds from maturities or sales of
             investment securities                                                     --                      18,960
          Purchases of investment securities                                           --                      (5,740)
          Capital expenditures, net of proceeds from sales                        (27,495)                    (51,585)
                                                                                ---------                   ---------
             Net cash used in investing activities                                (27,495)                    (38,365)
                                                                                ---------                   ---------

      CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from exercise of stock options and sale
             of stock under employee stock purchase plans                           3,400                       4,116
          Acquisition of treasury stock                                                --                    (144,325)
          Proceeds from issuance of long-term debt                                     --                       8,421
          Payments on long- and short-term borrowings                            (336,146)                     (1,554)
                                                                                ---------                   ---------
             Net cash used in financing activities                               (332,746)                   (133,342)
                                                                                ---------                   ---------

      EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
          CASH EQUIVALENTS                                                        (19,849)                      9,334
                                                                                ---------                   ---------

          Net increase (decrease) in cash and cash equivalents                    (17,096)                    125,251
             Cash and cash equivalents at beginning of period                     151,482                     218,784
                                                                                ---------                   ---------
             Cash and cash equivalents at end of period                         $ 134,386                   $ 344,035
                                                                                =========                   =========

      SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES:
          Interest received                                                     $     163                   $   2,467
          Interest paid                                                            (8,878)                     (2,238)
          Income taxes paid                                                        (1,838)                     (7,388)

      SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
          FINANCING ACTIVITIES:
          Additional paid-in capital related to income tax
             benefits on stock options exercised                                       --                   $     312
          Assets acquired under capital leases                                         --                      12,569
          Unrealized loss on investment securities, net of income taxes                --                      (9,669)


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                       OFFICE DEPOT, INC. AND SUBSIDIARIES
            NOTES TO OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         (Tabular amounts in thousands)
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

Office Depot, Inc., together with our subsidiaries, is the world's largest seller of office products and services. We operate on a 52- or 53-week fiscal year ending on the last Saturday of December. Our condensed interim financial statements as of March 31, 2001 and for the 13- week periods ending March 31, 2001 (also referred to as "the first quarter of 2001") and March 25, 2000 (also referred to as "the first quarter of 2000" ) are unaudited. However, in our opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide you with a fair presentation of our financial position, results of operations and cash flows for the periods presented. Also, we have made certain reclassifications to our historical financial statements to conform them to the presentation we used in the current year.

These interim results are not necessarily indicative of the results you should expect for the full year. For a better understanding of our company and our financial statements, we recommend that you read these condensed interim financial statements in conjunction with our audited financial statements for the year ended December 30, 2000, which are included in our 2000 Annual Report on Form 10-K, filed on March 27, 2001.

NOTE B - MERGER AND RESTRUCTURING

For more detailed information on our merger and restructuring plans, see the disclosure in our 2000 Annual Report on Form 10-K.

In late 2000, we re-evaluated our Viking warehouse consolidation and integration plans, and based on our review, reduced the number of Viking Customer Service Centers ("CSCs") that we plan to integrate to six and the number of planned CSC closures to eight. As of the end of the first quarter of 2001, we had integrated five and closed seven of these CSCs, and we plan to complete the remaining integration and closure by the end of 2001. As of March 31, 2001, we had a remaining merger and restructuring accrual of $5.5 million.

NOTE C - COMPREHENSIVE INCOME

Comprehensive income represents all non-owner changes in stockholders' equity and consists of the following:

                                                                         FIRST QUARTER
                                                                  ----------------------------
                                                                    2001               2000
                                                                  --------           ---------
      Net earnings                                                $ 56,329           $ 109,036
      Foreign currency translation adjustments                     (22,345)              7,489
      Net unrealized loss on investment securities, net
        of income taxes                                                 --              (9,669)
                                                                  --------           ---------
          Total comprehensive income                              $ 33,984           $ 106,856
                                                                  ========           =========

The net unrealized loss on investment securities arises from the changes in fair value of equity investments that are classified as "available for sale" under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of March 25, 2000, we had adjusted the recorded values of two of our investments to their fair values.

NOTE D - INVESTMENT TRANSACTIONS

We have investments in companies that provide business-to-business e-commerce solutions for small- and medium-sized businesses. The carrying value of these investments as of March 31, 2001 and March 25, 2000 totaled $29.9 million and $127.5 million, respectively. The decline in carrying value resulted from investment sales throughout 2000 and non-temporary impairments recorded in late 2000. There were no investment transactions during the first quarter of 2001. For more detailed information on our investments, see our 2000 Annual Report on Form 10-K.

NOTE E - STOCK REPURCHASE

In January and March 2000, our Board authorized the repurchase of $100 million each of our common stock. As of the end of the first quarter of 2000, we had repurchased a total of 13 million shares of our stock at a total cost of $144 million plus commissions. The stock repurchase program was completed in 2000. You can read more about our stock repurchase programs in our 2000 Annual Report on Form 10-K.

NOTE F - LONG-TERM DEBT

In June 2000, we entered into a credit agreement with a syndicate of banks. This agreement has a 364-day term and provides us with a working capital line of credit of $300 million. Our five-year credit agreement entered into in February 1998 also has a $300 million line of credit. Both credit agreements contain similar restrictive covenants. As of March 31, 2001, we had $54.8 million in outstanding borrowings under our five-year credit agreement with an average effective interest rate of 6.938%, and we had $49.5 million in outstanding letters of credit. You can read about our credit agreements in our 2000 Annual Report on Form 10-K.

We intend to obtain debt financing in the near future to repay existing debt under our domestic credit facility and to support working capital needs. We are also in the process of negotiating a renewal of our 364-day credit agreement discussed above. This proposed renewal will have a working capital line of credit of $255 million.

In July 1999, we entered into term loan and revolving credit agreements with several Japanese banks (the "yen facilities") to provide financing for our operating and expansion activities in Japan. As of March 31, 2001, the equivalent of $57.9 million was outstanding under these yen facilities. We entered into a yen interest rate swap (for a principal amount equivalent to $19.0 million as of March 31, 2001) in order to hedge against the volatility of the interest payments on a portion of our yen borrowings. The swap will mature in July 2002. You can read more about our yen facilities and interest rate swap in our 2000 Annual Report on Form 10-K.

NOTE G - EARNINGS PER SHARE ("EPS")

The information required to compute basic and diluted EPS is as follows:


                                                                  FIRST QUARTER
                                                            ----------------------------
                                                              2001                2000
                                                            --------            --------
      BASIC:
      Weighted average number of
         common shares outstanding                           296,095             323,605
                                                            ========            ========
      DILUTED:
      Net earnings                                          $ 56,329            $109,036
      Interest expense related to
        convertible notes, net of income taxes                 1,755               3,166
                                                            --------            --------
          Adjusted net earnings                             $ 58,084            $112,202
                                                            ========            ========
      Weighted average number of
         common shares outstanding                           296,095             323,605
      Shares issued upon assumed
         conversion of convertible notes                      13,845              24,741
      Shares issued upon assumed
         exercise of dilutive stock options                    2,599               2,998
                                                            --------            --------
           Shares used in computing diluted EPS              312,539             351,344
                                                            ========            ========

Options to purchase 32,344,727 shares of common stock at an average exercise price of $14.51 per share were not included in our computation of diluted earnings per share for the first quarter of 2001, because their effect would be anti-dilutive.

NOTE H - SEGMENT INFORMATION

The following is a summary of our significant accounts and balances by segment for the first quarters of 2001 and 2000, reconciled to our consolidated totals.

                                                                                       EARNINGS BEFORE
                                                          SALES                         INCOME TAXES
                                               ---------------------------       -------------------------
                                                  2001             2000            2001            2000
                                               ----------      -----------       ---------       ---------
      North American Retail Division*          $1,611,162      $ 1,795,712       $  83,391       $ 154,227
      Business Services Group                     980,979          883,861          59,116          57,857
      International Division                      426,624          387,036          65,667          53,266
                                               ----------      -----------       ---------       ---------
        Total reportable segments               3,018,765        3,066,609         208,174         265,350
      Eliminations and other                         (851)            (952)       (118,767)        (92,277)
                                               ----------      -----------       ---------       ---------
        Total                                  $3,017,914      $ 3,065,657       $  89,407       $ 173,073
                                               ==========      ===========       =========       =========

      ----------
      * Previously referred to as Stores


A reconciliation of our earnings before income taxes from our reportable segments to earnings before income taxes in our condensed consolidated financial statements is as follows:

                                                                                2001            2000
                                                                             ---------       ---------
Total from reportable segments                                               $ 208,174       $ 265,350
General and administrative expenses                                           (109,602)       (106,349)
Gain on sales of investment securities                                              --          18,960
Interest expense, net                                                           (8,674)         (3,832)
Merger and restructuring costs                                                    (433)         (1,029)
Inter-segment transactions                                                         (58)            (27)
                                                                             ---------       ---------
   Total                                                                     $  89,407       $ 173,073
                                                                             =========       =========




                                                                                       ASSETS
                                                                           -------------------------------
                                                                            MARCH 31,          DECEMBER 30,
                                                                              2001                 2000
                                                                           ----------           ----------
North American Retail Division                                             $1,692,137           $2,184,976
Business Services Group                                                     1,058,847            1,105,936
International Division                                                        737,592              736,229
                                                                           ----------           ----------
   Total reportable segments                                                3,488,576            4,027,141
Other                                                                         248,973              169,193
                                                                           ----------           ----------
   Total                                                                   $3,737,549           $4,196,334
                                                                           ==========           ==========


NOTE I - NEW ACCOUNTING STANDARD

In the first quarter of 2001, we adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. Gains or losses resulting from changes in the values of derivatives are accounted for according to the intended use of the derivative and whether it qualifies for hedge accounting. The adoption of this standard did not have a material impact on our financial position or the results of our operations.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Office Depot, Inc., together with our subsidiaries, is the largest seller of office products and services in the world. We sell to consumers and businesses of all sizes through our three business segments: North American Retail Division (previously referred to as Stores), Business Services Group ("BSG") and International Division.

Management's Discussion and Analysis ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2000 Annual Report on Form 10-K. This MD&A contains significant amounts of forward-looking information. Without limitation, when we use the words "believe," "estimate," "plan," "expect," "intend," "anticipate," "continue," "project," "probably," "should" and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements. Our Cautionary Statements, which you will find immediately following this MD&A and following the MD&A in our 2000 Annual Report on Form 10-K, apply to these forward-looking statements.

RESULTS OF OPERATIONS

BUSINESS REVIEW

During the second half of 2000, we conducted a review of all aspects of our business, with particular focus on our North American Retail Division and our distribution and supply chain activities. During the first quarter of 2001, we made substantial progress on the plan we adopted as a result of this review, closing 70 North American retail stores, substantially completing our SKU reduction program, and improving account profitability in our BSG contract business. You can read more about our comprehensive business review in our 2000 Annual Report on Form 10-K.

OVERALL

                                                    FIRST QUARTER 2001                        FIRST QUARTER 2000
                                           -------------------------------------     -------------------------------------
                                                                 PERCENTAGE OF                            PERCENTAGE OF
                                            $ IN MILLIONS            SALES            $ IN MILLIONS           SALES
                                           ----------------     ----------------     ----------------    -----------------

Sales                                         $3,017.9                100.0%             $3,065.6                100.0%
Cost of goods sold
   and occupancy costs                         2,211.0                 73.3%              2,228.0                 72.7%
                                              --------             --------              --------             --------
  Gross profit                                   806.9                 26.7%                837.6                 27.3%

Store and warehouse
   operating and selling expenses                598.8                 19.8%                571.8                 18.6%
                                              --------             --------              --------             --------
Store and warehouse
   operating profit                           $  208.1                  6.9%             $  265.8                  8.7%
                                              ========             ========              ========             ========

Our overall sales decreased by 2% to $3.0 billion in the first quarter of 2001 from $3.1 billion in the same period of 2000. Comparable sales in our stores and delivery centers worldwide that have been open for more than one year decreased less than one percent for the quarter. Strong international sales and strong e-commerce sales partially offset sales declines and the impact of the closure of 70 stores at the beginning of 2001 in our North American Retail Division.

Our worldwide e-commerce sales grew 87% to $359.4 million during the first quarter of 2001, as compared to $192.6 million in the comparable period in 2000. These e-commerce sales are comprised of all worldwide online sales, including those from our domestic public Web sites, (WWW.OFFICEDEPOT.COM and WWW.VIKINGOP.COM) and our contract business-to-business sites as well as our nine international Web sites. For business segment reporting purposes, these sales are reported in the appropriate business segment.

Our overall gross profit declined in the first quarter of 2001 by $30.7 million or 3.7%. Gross profit as a percentage of sales decreased to 26.7% in 2001 from 27.3% in 2000. The largest contributor to the decline in gross profit was our North American Retail Division, where lower comparable store sales, inventory clearance and price reductions in key merchandise categories all negatively impacted gross profit.

Overall store and warehouse operating and selling expenses increased as a percentage of sales in the first quarter of 2001 from the comparable period in 2000. Because of the 10% decline in comparable store sales in the North American Retail Division, we were unable to leverage the fixed portion of our store expenses. The increase in store and warehouse operating and selling expenses as a percentage of sales in our North American Retail Division more than offset decreases in these expenses as a percentage of sales in our BSG and International Division.

NORTH AMERICAN RETAIL DIVISION

                                                      FIRST QUARTER 2001                    FIRST QUARTER 2000
                                              -----------------------------------   -----------------------------------
                                                                  PERCENTAGE OF                         PERCENTAGE OF
                                               $ IN MILLIONS          SALES         $ IN MILLIONS           SALES
                                              ----------------    ---------------   ---------------     ---------------
Sales                                           $1,611.2               100.0%            $1,795.7            100.0%
Cost of goods sold
   and occupancy costs                           1,270.6                78.9%             1,387.0             77.2%
                                                --------            --------             --------         --------
  Gross profit                                     340.6                21.1%               408.7             22.8%

Store and warehouse operating
   and selling expenses                            256.1                15.9%               251.9             14.1%
                                                --------            --------             --------         --------
Store and warehouse operating profit            $   84.5                 5.2%            $  156.8              8.7%
                                                ========            ========             ========         ========


In our North American Retail Division, sales decreased 10% to $1.6 billion in the first quarter of 2001 from $1.8 billion in the first quarter of 2000. Comparable sales in the 767 stores that have been open for more than one year also decreased 10% in the first quarter of 2001. Sales were particularly weak in technology and furniture and other related items. Computer hardware and software comparable sales declined 28% during the quarter. While the number of comparable retail transactions actually increased during the quarter, declining unit sales coupled with lower average selling prices in technology more than offset the traffic gains.

Our North American Retail Division's gross profit decreased $68.1 million in the first quarter of 2001 to 21.1% of sales, down from 22.8% of sales in the first quarter of 2000. The decline in gross profit was partially attributable to the decrease in sales volume for the quarter, as well as the markdowns that resulted from weaker technology and furniture sales. In addition, gross profit was impacted negatively by our SKU reduction program, price reductions for paper, ink and toner cartridges, and the lack of leverage on operating fixed costs.

During our business review that was conducted in the latter half of 2000, we decided to reduce the inventory assortment in our North American Retail stores to focus on the items that our core business customers need most often. This program was substantially completed in the first quarter of 2001, but more promotional pricing than planned was needed to accelerate the process. Our gross profit percentage was also affected by the impact of price reductions in paper, ink and toner cartridges. During 2000, we revised our pricing strategy for paper, ink and toner cartridges, in an effort to improve our competitive position with non-traditional office supply retailers. We lowered our prices, changed packaging and strengthened the promotion of these high-visibility product groups that are essential to every business. Increases in fixed costs in the first quarter of 2001, as compared to the comparable period in 2000, also contributed to the decline in gross profit. Fixed costs included in our gross profit encompass the occupancy costs of our stores and the rental costs for equipment used in our print and copy centers. Occupancy costs have increased primarily as a result of higher average rents.

Our store operating and selling expenses have large fixed components. Compared to last year, these expenses have increased as a percentage of sales for the first quarter mainly because of our inability to gain expense leverage through sales growth.

BUSINESS SERVICES GROUP

                                                     FIRST QUARTER 2001                       FIRST QUARTER 2000
                                             ------------------------------------     -----------------------------------
                                                                  PERCENTAGE OF                           PERCENTAGE OF
                                              $ IN MILLIONS           SALES           $ IN MILLIONS           SALES
                                             ----------------    ----------------     ---------------     ---------------
Sales                                           $981.0               100.0%                $883.9             100.0%
Cost of goods sold
   and occupancy costs                           684.1                69.7%                 608.2              68.8%
                                                ------              ------                 ------            ------

  Gross profit                                   296.9                30.3%                 275.7              31.2%

Store and warehouse operating
   and selling expenses                          236.5                24.1%                 216.5              24.5%
                                                ------              ------                 ------            ------

Store and warehouse operating profit            $ 60.4                 6.2%                $ 59.2               6.7%
                                                ======              ======                 ======            ======


BSG's sales increased 11% in the first quarter of 2001 from the comparable period in 2000. Growth in our contract and domestic e-commerce businesses more than offset declines in our domestic catalog sales.

BSG's gross profit amount increased 7.7% in the first quarter of 2001 primarily as a result of the increase in sales. Margin improvements in our contract business, resulting from more disciplined pricing in our contract accounts and better leverage of our warehouse occupancy costs, were more than offset by the decreases in gross profit in our domestic catalog operations.

Store and warehouse operating and selling expenses decreased as a percentage of sales for the first quarter of 2001 to 24.1% from 24.5% in the first quarter of 2000. Our BSG group was able to better leverage operating expenses with the increased sales volume. Several initiatives in our warehouses allowed us to better control costs while improving customer service through increased order-fill rates and better on-time delivery performance. In addition, selling expenses have decreased during the quarter, partly as a result of the 10% reduction in our sales force that was announced as a part of our business review. These improvements in store and warehouse operating and selling expenses more than offset the increases in advertising expense and higher catalog costs.

INTERNATIONAL DIVISION


                                                     FIRST QUARTER 2001                         FIRST QUARTER 2000
                                              ----------------------------------       -------------------------------------
                                                                   PERCENTAGE                               PERCENTAGE OF
                                               $ IN MILLIONS        OF SALES            $ IN MILLIONS           SALES
                                              ----------------    --------------       -----------------    ---------------

Sales                                             $426.6               100.0%              $387.0               100.0%
Cost of goods sold
   and occupancy costs                             256.7                60.2%               233.4                60.3%
                                                  ------              ------               ------              ------
  Gross profit                                     169.9                39.8%               153.6                39.7%

Store and warehouse operating
   and selling expenses                            106.6                25.0%               103.7                26.8%
                                                  ------              ------               ------              ------
Store and warehouse operating profit              $ 63.3                14.8%              $ 49.9                12.9%
                                                  ======              ======               ======              ======


Sales in our International Division increased by 10% in U.S. dollars for the first quarter of 2001 over the comparable period in 2000. Our international sales, translated into and reported in U.S. dollars, were negatively impacted by unfavorable exchange rate changes. In local currencies, sales increased by 20% in the first quarter of 2001. Sales increased in our International Division as a result of strong catalog and e-commerce sales in most countries where we operate. The growth rates of our international retail sales exceeded those of our international catalog sales. Seven of our nine European countries had local currency sales increases at high double-digit rates, and comparable retail sales in Japan and France grew more than 20% in local currencies.

Gross profit as a percentage of sales was consistent in the first quarter of 2001 with the first quarter of 2000. Overall, sales growth and improvements in catalog gross profit margin offset the lower gross profit impact resulting from an increase in retail sales as a percentage of total sales. Gross profit percentages earned in our retail stores are lower than the percentages in our catalog business, primarily as a result of pricing and product mix differences and higher occupancy costs as a percentage of sales.

For the first quarter of 2001, the decrease in store and warehouse operating and selling expenses as a percentage of sales was achieved through efficiencies gained through increased sales and better management of costs. Also contributing to the decline in store and warehouse operating and selling expenses was a decrease in advertising expense, resulting from improved catalog mailing efficiencies in the United Kingdom and Germany and a shift in the mix of catalog mailings. During the first quarter of 2001, more catalogs were mailed to existing customers, which cost less than prospect mailings to new customers. The unfavorable exchange rates discussed above also impacted store and warehouse operating profit. If measured in local currencies, store and warehouse operating profit improved by 38% in the first quarter of 2001 over the comparable period in 2000.

Looking forward, we anticipate continued volatility in exchange rates to have a negative impact on the reported results of our International Division because of the strong U.S. dollar. We currently hedge a portion of our international inventory purchases and may consider other opportunities to hedge against such foreign currency impacts in the future.

CORPORATE AND OTHER

Income and expenses not allocated to the store and warehouse operating profit of our segments consist of pre-opening expenses, general and administrative expenses, our share of the earnings (losses) of our joint ventures, amortization of goodwill, interest income and expense, income taxes, and inter-segment transactions.

PRE-OPENING EXPENSES: Our pre-opening expenses consist principally of personnel, property and advertising expenses incurred in opening or relocating stores in our North American Retail Division. They also include, to a lesser extent, expenses incurred to open and relocate facilities in our BSG and our International Division. We typically incur these expenses during a six-week period prior to a store opening. Pre-opening expenses have declined in the first quarter of 2001 as compared to 2000 as a result of fewer new store openings. We opened six stores during the first quarter of 2001, as compared to 11 stores in 2000. We have reduced our planned store openings for the year 2001 to approximately 50 stores as a result of the business review conducted in the latter half of 2000.

GENERAL AND ADMINISTRATIVE EXPENSES: As a percentage of sales, general and administrative expenses increased slightly in the first quarter of 2001 to 3.6% of sales from 3.5% of sales in the first quarter of 2000. This increase resulted mainly from our inability to leverage these costs because of decreased sales in the first quarter of 2001.

INTEREST INCOME AND EXPENSE: Interest income decreased in the first quarter of 2001 from the comparable period in 2000 because of lower average cash balances. The stock repurchase program that began in the latter half of 1999 and ended in 2000 resulted in lower average cash balances. Interest expense increased $3.1 million in the first quarter of 2001 from the comparable period in 2000 because of increased borrowings on our bank credit facility compared to the prior year.

MISCELLANEOUS INCOME: Miscellaneous income, net decreased $19.9 million in the first quarter of 2001 from the first quarter of 2000. This decrease was primarily the result of a $19.0 million gain on the sale of internet-related investments in the first quarter of 2000. There were no sales of investments in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our operating cash flows for the first three months of 2001 were higher than the same period in 2000. A net reduction in working capital more than offset the reduction in net income for the quarter. Inventory had the most significant change in the quarter, with total inventory levels dropping $306.4 million to $1.1 billion from $1.4 billion at year-end. This was the result of our SKU reduction program and increased inventory turns resulting from more aggressively managed inventory in our BSG.

During the first quarter of 2001, capital expenditures decreased $24.1 million or 46.7%. The number of stores and CSCs we open or remodel each period generally drives the volume of our capital investments. As mentioned above, our store openings for the first quarter of 2001 have decreased as compared to the first quarter of 2000, resulting in a reduction in capital expenditures. We have also been more closely scrutinizing capital expenditures with an emphasis on improving our return on assets. In the first quarter of 2000, we also had sales and purchases of investments in e-commerce companies that resulted in net cash inflows of $13.2 million. We had no such investment activity in 2001. In 1999, we began expanding our presence in the e-commerce marketplace by entering into strategic business relationships with several Web-based providers of business-to-business e-commerce solutions. We plan to continue investing in companies that provide e-commerce solutions for small- and medium-sized businesses, and our intention is to invest primarily in those with which we also form strategic business relationships. For more information regarding our e-commerce investments, see our 2000 Annual Report on Form 10-K.

Our cash used in financing activities increased $199.4 million during the first quarter of 2001 as compared to the first quarter of 2000. During 2001, we made payments of $336.1 million on our short- and long-term domestic bank borrowings. As a result, total borrowings as of March 31, 2001 consisted of $54.8 million under our long-term domestic credit facility and $49.5 million in outstanding letters of credit. In addition, the equivalent of $57.9 million was outstanding under our term loan and revolving credit agreements with several Japanese banks. (See Note F of the Notes to the Condensed Consolidated Financial Statements for more information regarding our credit facilities.) During the first quarter of 2000, we repurchased $144.3 million of our stock under a stock repurchase program authorized by our Board of Directors in 1999 and 2000. This stock repurchase program was completed in the latter half of 2000, resulting in a total repurchase of 82.1 million shares for approximately $800 million plus commissions.

We intend to obtain debt financing in the near future to repay existing debt under our domestic credit facility and to support working capital needs. We are also in the process of renewing our 364-day credit agreement for $255 million.

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

Forward-looking information involves risks and uncertainties, including certain matters that we discuss in more detail below and in our 2000 Annual Report on Form 10-K. This information is based on various factors and assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ substantially from those we have discussed in the forward-looking statements in this Quarterly Report. In particular, the factors we discuss below and in our 2000 Annual Report on Form 10-K could affect our actual results and could cause our actual results during the remainder of 2001 and in future years to differ materially from those expressed in any forward-looking statement made by us in this Quarterly Report on Form 10-Q. Those Cautionary Statements contained in our 2000 Annual Report on Form 10-K are incorporated herein by this reference to them; and, in addition, we urge you to also consider the following cautionary statements:

ECONOMIC DOWNTURN

In the past decade, the favorable United States economy has contributed to the expansion and growth of retailers. Since the third quarter of 2000, the U.S. economy has shown signs of downturn. The retail industry, in general, is displaying signs of a slowdown, with several specialty retailers, both in and outside our industry segment, reporting earnings shortfalls compared to market expectations over the last several months. This general economic slowdown negatively impacted our results during the second half of 2000 and the first quarter of 2001, and may continue to adversely impact our business and the results of our operations.

COMPETITION

We compete with a variety of retailers, dealers and distributors in a highly competitive marketplace that includes high-volume office supply chains, warehouse clubs, computer stores, contract stationers, Internet-based merchandisers and well-established mass merchant retailers. In order to achieve and maintain expected profitability levels, we must continue to grow our business while maintaining the service levels and aggressive pricing necessary to retain existing customers in each of our business segments. Our failure to adequately address these challenges could put us at a competitive disadvantage relative to these competitors.

2000 COMPREHENSIVE BUSINESS REVIEW

During the second half of 2000, we conducted a review of all aspects of our business, with particular attention on our North American Retail Division and on our distribution and supply chain activities. However, the plan we adopted as a result of this review involves many variables and uncertainties, and we may not achieve all of the intended benefits. For example, the remodeling and remerchandising of our retail stores, as well as the rationalization of our warehouse operations, may not generate the sales increases and cost benefits that we expect from our SKU reduction program.

EXECUTIVE MANAGEMENT

Since the appointment of our new Chief Executive Officer, we have evolved our management organization to better address the future goals of our Company. Currently, the Chief Financial Officer position is vacant, and a search is underway to identify the best individual to fill this position; however, the process may be a protracted one. Furthermore, the new management structure may not be ideal for our Company and may not result in the benefits expected; and, as a result, may materially and adversely affect our future operating results.

INTERNATIONAL ACTIVITY

In addition to our prior comments in our 2000 Annual Report on Form 10-K regarding risk factors associated with operating outside North America, recent world events have served to underscore even further the risks and uncertainties of operating in other parts of the world. Risks of civil unrest, war and economic crises in portions of the world outside North America in which we operate represent a more significant factor than may have been the case in the past. Moreover, as we increase the relative percentage of our business that is operated globally, we are faced with greater risks of foreign currency fluctuations; compromised operating control in some of our foreign operations that are not wholly owned; system changes and harmonization of prices to accommodate the adoption of the euro; and lack of adequate management resources. All of these risks have in the past, and could have in the future, a material adverse effect on our business and operating results.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISKS

See the disclosure in our 2000 Annual Report on Form 10-K. We do not believe that the risk we face related to interest rate changes is materially different than it was at the date of such Report.

FOREIGN EXCHANGE RATE RISKS

See the disclosure in our 2000 Annual Report on Form 10-K. While we realize that foreign currency exchange rates have fluctuated in the past year, we do not believe that the risk we face related to foreign currencies is materially different than it was at the date of such Report.

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

We held an annual meeting of our stockholders on April 26, 2001 to vote on the following:

         a. To elect 11 directors to hold office until the next Annual Meeting of our stockholders or until their successors have been elected and qualified. Our stockholders voted to elect all 11 directors. Votes for and votes withheld, by nominee, were as follows:

 NOMINEE                              FOR                    WITHHELD
----------------               ------------------        -----------------
Lee A. Ault, III                  268,277,311                2,294,453
Neil R. Austrian                  268,287,555                2,294,209
Cynthia R. Cohen                  267,667,215                2,904,549
David I. Fuente                   267,180,746                3,391,018
W. Scott Hedrick                  268,272,531                2,299,233
Irwin Helford                     268,032,657                2,539,107
James L. Heskett                  268,271,291                2,300,473
Michael J. Myers                  268,050,974                2,520,790
M. Bruce Nelson                   267,909,965                2,661,799
Frank P. Scruggs, Jr.             268,270,266                2,301,498
Peter J. Solomon                  268,178,918                2,392,846

         b. To ratify our Board's reappointment of Deloitte & Touche LLP as our independent public accountants for the 2001 fiscal year. Our stockholders approved this matter with 268,884,332 votes for and 696,627 votes against. There were 1,030,805 abstentions.

         c. To consider the adoption of an executive compensation policy that provides performance-based stock options to senior executive officers. Our stockholders voted against this matter with 154,633,289 votes against and 34,514,010 votes for. There were 22,886,016 abstentions and 17,946,551 broker non-votes.

ITEM 5 OTHER INFORMATION

Thomas Kroeger, who is a Named Executive Officer in our 2001 Proxy Statement filed pursuant to Rule 14a -101 of the Securities Exchange Act of 1934, has decided to reduce his level of activity as an employee of the Company, effective June 1, 2001. As a result of this change, Mr. Kroeger also has tendered his resignation as an executive officer of the Company, effective as of the same date. He will continue as an employee of the Company, primarily serving as an advisor to Chief Executive Officer, Bruce Nelson.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

         a. A Current Report on Form 8-K was filed on January 3, 2001 regarding a press release issued to announce certain strategic business changes and the resulting charges.

         b. A Current Report on Form 8-K was filed on January 10, 2001 regarding an analysts meeting held on that date.

         c. A Current Report on Form 8-K was filed on May 1, 2001 regarding a press release issued to announce our first quarter 2001 results.

         d. A Current Report on Form 8-K was filed on May 8, 2001 regarding a press release issued to announce our intention to offer certain notes pursuant to a private placement under Rule 144A and under Regulation S of the Securities Act of 1933.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  OFFICE DEPOT, INC.
                                  ------------------
                                     (Registrant)





Date:  March 31, 2001             By: /s/ M. BRUCE NELSON
                                     ---------------------------------------
                                  M. Bruce Nelson
                                  Chief Executive Officer

Date:  March 31, 2001             By: /s/ CHARLES E. BROWN
                                     ---------------------------------------
                                  Charles E. Brown
                                  Senior Vice President, Finance
                                   and Controller
                                  (Principal Financial and Accounting Officer)