Form 10-Q
period 2001-06-30
OFFICE DEPOT INC
filed 2001-08-03
CIK 800240

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

 (Mark One)
    [X]       Quarterly Report Pursuant to Section 13 or 15 (d) of the
                     Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------
                                       or

    [ ]       Transition Report Pursuant to Section 13 or 15 (d) of the
                     Securities Exchange Act of 1934

         For the transition period from ______________ to ______________________

                         Commission file number 1-10948
                                                -------

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

                                  Yes [X] No[ ]


The registrant had 298,732,047 shares of common stock outstanding as of July 28, 2001.

PART I.  FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                               OFFICE DEPOT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                                   As of                As of
                                                                  June 30,            December 30,
                                                                    2001                2000
                                                                -----------           -----------
ASSETS

Current assets:
  Cash and cash equivalents                                     $   189,609           $   151,482
  Receivables, net                                                  783,614               896,333
  Merchandise inventories, net                                    1,114,054             1,420,825
  Deferred income taxes and other current assets                    176,274               230,449
                                                                -----------           -----------

     Total current assets                                         2,263,551             2,699,089

 Property and equipment, net                                      1,092,862             1,119,306
 Goodwill and other assets, net                                     372,633               377,939
                                                                -----------           -----------
                                                                $ 3,729,046           $ 4,196,334
                                                                ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $   918,707           $ 1,136,994
  Accrued expenses and other current liabilities                    542,568               580,966
  Income taxes payable                                               64,593                37,118
  Current maturities of long-term debt                                7,925               153,259
                                                                -----------           -----------

     Total current liabilities                                    1,533,793             1,908,337

 Deferred income taxes and other credits                             50,557                88,247
 Long-term debt, net of current maturities                          229,718               374,061
 Zero coupon, convertible subordinated notes                        230,023               224,438

Commitments and contingencies

Stockholders' equity:
 Common stock - authorized 800,000,000 shares
    of $.01 par value; issued 380,686,294 in
    2001 and 378,688,359 in 2000                                      3,807                 3,787
 Additional paid-in capital                                         953,459               939,214
 Unamortized value of long-term incentive stock grants               (2,770)               (2,793)
 Accumulated other comprehensive loss                               (82,377)              (53,490)
 Retained earnings                                                1,614,994             1,516,691
 Treasury stock, at cost - 82,190,548 shares in 2001
   and 2000                                                        (802,158)             (802,158)
                                                                -----------           -----------
                                                                  1,684,955             1,601,251
                                                                -----------           -----------
                                                                $ 3,729,046           $ 4,196,334
                                                                ===========           ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.




                               OFFICE DEPOT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                          13 Weeks Ended                             26 Weeks Ended
                                                ---------------------------------           ---------------------------------
                                                   June 30,             June 24,             June 30,              June 24,
                                                    2001                  2000                 2001                  2000
                                                -----------           -----------           -----------           -----------
Sales                                           $ 2,553,503           $ 2,632,850           $ 5,571,417           $ 5,698,507
Cost of goods sold and occupancy costs            1,814,850             1,881,337             4,025,848             4,109,348
                                                -----------           -----------           -----------           -----------

  Gross profit                                      738,653               751,513             1,545,569             1,589,159

Store and warehouse operating
  and selling expenses                              539,957               533,955             1,138,784             1,105,740
General and administrative expenses                 119,303               115,053               228,905               221,402
Other operating expenses, net                        (1,120)                6,509                   449                10,188
                                                -----------           -----------           -----------           -----------
                                                    658,140               655,517             1,368,138             1,337,330

  Operating profit                                   80,513                95,996               177,431               251,829

Other income (expense):
  Interest income                                     2,217                 3,521                 3,824                 6,885
  Interest expense                                   (8,515)               (7,070)              (18,796)              (14,266)
  Miscellaneous (expense) income, net                (7,589)                 (483)               (6,426)               20,589
                                                -----------           -----------           -----------           -----------
  Earnings before income taxes                       66,626                91,964               156,033               265,037

Income taxes                                         24,652                34,027                57,730                98,064
                                                -----------           -----------           -----------           -----------

   Net earnings                                 $    41,974           $    57,937           $    98,303           $   166,973
                                                ===========           ===========           ===========           ===========
Earnings per common share:
   Basic                                        $      0.14           $      0.18           $      0.33           $      0.52
   Diluted                                             0.14                  0.18                  0.33                  0.50



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                               OFFICE DEPOT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                               26 Weeks Ended
                                                                        -----------------------------
                                                                        June 30,            June 24,
                                                                          2001                2000
                                                                        ---------           ---------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net earnings                                                        $  98,303           $ 166,973
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
          Depreciation and amortization                                    97,744              96,179
          Provision for losses on inventories and receivables              61,085              47,630
          Changes in working capital                                      135,532              18,585
          Loss (gain) on investment securities                              8,500             (18,960)
          Other operating activities, net                                  22,028               8,759
                                                                        ---------           ---------
             Net cash provided by operating activities                    423,192             319,166
                                                                        ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities or sales of investment securities                 --              18,960
    Purchases of investments and other assets                              (6,842)            (21,612)
    Capital expenditures, net of proceeds from sales                      (71,546)           (126,370)
                                                                        ---------           ---------
       Net cash used in investing activities                              (78,388)           (129,022)
                                                                        ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options and sale
       of stock under employee stock purchase plans                         8,851               7,431
    Acquisition of treasury stock                                              --            (200,457)
    Payments on long- and short-term borrowings                          (297,416)             (3,321)
    Other financing activities, net                                         4,851               8,421
                                                                        ---------           ---------
       Net cash used in financing activities                             (283,714)           (187,926)
                                                                        ---------           ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    CASH EQUIVALENTS                                                      (22,963)             (7,879)
                                                                        ---------           ---------

    Net increase (decrease) in cash and cash equivalents                   38,127              (5,661)
       Cash and cash equivalents at beginning of period                   151,482             218,784
                                                                        ---------           ---------
       Cash and cash equivalents at end of period                       $ 189,609           $ 213,123
                                                                        =========           =========
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES:
    Interest received                                                   $   3,825           $   6,473
    Interest paid                                                          13,080               4,253
    Income taxes paid                                                      12,483              72,669

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES:
    Additional paid-in capital related to income tax
       benefits on stock options exercised                              $   1,933           $     539
    Assets acquired under capital leases                                      535              12,569
    Unrealized loss on investment securities,
       net of income taxes                                                     --              45,682



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                               OFFICE DEPOT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(Tabular amounts in thousands)

NOTE A - BASIS OF PRESENTATION

Office Depot, Inc. (the Company or Office Depot) is the world's largest seller of office products and services. The consolidated financial statements include the accounts of Office Depot and its subsidiaries after elimination of intercompany accounts and transactions. The Company operates on a 52- or 53-week fiscal year ending on the last Saturday of December. The balance sheet at December 30, 2000 has been derived from audited financial statements at that date. The condensed interim financial statements as of June 30, 2001 and for the 13- and 26-week periods ending June 30, 2001 (also referred to as "the second quarter of 2001" and "the first half of 2001," respectively) and June 24, 2000 (also referred to as "the second quarter of 2000" and "the first half of 2000," respectively) are unaudited. However, in our opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. Also, we have made certain reclassifications to our historical financial statements to conform to the current year's presentation.

These interim results are not necessarily indicative of the results you should expect for the full year. For a better understanding of the Company and our financial statements, we recommend that you read these condensed interim financial statements in conjunction with our audited financial statements for the year ended December 30, 2000, which are included in our 2000 Annual Report on Form 10-K, filed on March 27, 2001.

NOTE B - COMPREHENSIVE INCOME

Comprehensive income (loss) represents all non-owner changes in stockholders' equity and consists of the following:


                                                            Second Quarter                          First Half
                                                     -----------------------------           -----------------------------
                                                        2001               2000                2001                2000
                                                     ---------           ---------           ---------           ---------
Net earnings                                         $  41,974           $  57,937           $  98,303           $ 166,973
Other comprehensive income, net of tax:
   Foreign currency translation adjustments             (6,542)            (23,331)            (28,887)            (15,842)
   Unrealized loss on investment securities                 --             (36,013)                 --             (45,682)
                                                     ---------           ---------           ---------           ---------
Total comprehensive income (loss)                    $  35,432           $  (1,407)          $  69,416           $ 105,449
                                                     =========           =========           =========           =========

NOTE C - INVESTMENT TRANSACTIONS

We have investments in companies that provide business-to-business e-commerce solutions for small- and medium-sized businesses. The carrying value of these investments as of June 30, 2001 and June 24, 2000 totaled $21.4 million and $98.2 million, respectively. The decline in carrying value resulted primarily from investment sales throughout 2000 and other than temporary impairments recorded in late 2000, with an additional $8.5 million ($5.4 million net of tax) impairment charge recorded in the second quarter of 2001.

NOTE D - LONG-TERM DEBT

On May 10, 2001, we renewed our 364-day credit agreement with a syndicate of banks. This agreement provides us with a working capital line of credit of $255 million. Our five-year credit agreement entered into in February 1998 provides a $300 million line of credit. Both credit agreements contain similar restrictive covenants. As of June 30, 2001, we had $95.5 million in outstanding borrowings under our five-year credit agreement with an average effective interest rate of 5.4%; and we had $49.4 million in outstanding letters of credit.

In July 1999, we entered into term loan and revolving credit agreements with several Japanese banks (the "yen facilities") to provide financing for our operating and expansion activities in Japan. As of June 30, 2001, the equivalent of $58.7 million was outstanding under these yen facilities. We entered into a yen interest rate swap (for a principal amount equivalent to $19.0 million as of June 30, 2001) in order to hedge against the volatility of the interest payments on a portion of our yen borrowings. The swap will mature in July 2002.

See Note H - Subsequent Events.

NOTE E - EARNINGS PER SHARE ("EPS")

The information required to compute basic and diluted EPS is as follows:


                                                         Second Quarter                         First Half
                                                   --------------------------          --------------------------
                                                     2001              2000              2001              2000
                                                   --------          --------          --------          --------
Basic:
Weighted average number of
   common shares outstanding                        297,085           313,696           296,590           318,651
                                                   ========          ========          ========          ========

Diluted:
Net earnings                                       $ 41,974          $ 57,937          $ 98,303          $166,973
Interest expense related to
  convertible notes, net of income taxes              1,764             3,190             3,528             6,357
                                                   --------          --------          --------          --------
    Adjusted net earnings                          $ 43,738          $ 61,127          $101,831          $173,330
                                                   ========          ========          ========          ========

Weighted average number of
   common shares outstanding                        297,085           313,696           296,590           318,651
Shares issued upon assumed
   conversion of convertible notes                   13,845            24,741            13,845            24,741
Shares issued upon assumed
   exercise of dilutive stock options                 2,550             2,130             2,575             2,564
                                                   --------          --------          --------          --------
     Shares used in computing diluted EPS           313,480           340,567           313,010           345,956
                                                   ========          ========          ========          ========


Options to purchase 26.7 million shares of common stock were not included in our computation of diluted earnings per share for the second quarter of 2001 because their weighted average effect would have been antidilutive.

NOTE F - SEGMENT INFORMATION

The following is a summary of our significant accounts and balances by segment, reconciled to consolidated totals.


                                                                             Sales
                                        -----------------------------------------------------------------------------
                                                  Second Quarter                                First Half
                                        ---------------------------------           ---------------------------------
                                           2001                  2000                  2001                  2000
                                        -----------           -----------           -----------           -----------
North American Retail Division          $ 1,284,304           $ 1,416,041           $ 2,895,466           $ 3,211,753
Business Services Group                     913,779               870,781             1,894,758             1,754,642
International Division                      356,045               347,033               782,669               734,069
                                        -----------           -----------           -----------           -----------
  Total reportable segments               2,554,128             2,633,855             5,572,893             5,700,464
Eliminations                                   (625)               (1,005)               (1,476)               (1,957)
                                        -----------           -----------           -----------           -----------
  Total                                 $ 2,553,503           $ 2,632,850           $ 5,571,417           $ 5,698,507
                                        ===========           ===========           ===========           ===========



                                                             Earnings Before Income Taxes
                                        ---------------------------------------------------------------------
                                                Second Quarter                           First Half
                                        -----------------------------           -----------------------------
                                           2001               2000                2001                2000
                                        ---------           ---------           ---------           ---------
North American Retail Division          $  73,867           $ 100,012           $ 157,258           $ 254,239
Business Services Group                    72,654              70,207             131,770             128,064
International Division                     51,644              43,722             117,311              96,988
                                        ---------           ---------           ---------           ---------
  Total reportable segments               198,165             213,941             406,339             479,291
Eliminations and other                   (131,539)           (121,977)           (250,306)           (214,254)
                                        ---------           ---------           ---------           ---------
  Total                                 $  66,626           $  91,964           $ 156,033           $ 265,037
                                        =========           =========           =========           =========



                                                                  Assets
                                                  ----------------------------------------
                                                   June 30,                    December 30,
                                                     2001                          2000
                                                  ----------                    ----------
North American Retail Division                    $1,734,377                    $2,184,976
Business Services Group                            1,036,301                     1,105,936
International Division                               747,176                       736,229
                                                  ----------                    ----------
   Total reportable segments                       3,517,854                     4,027,141
Other                                                211,192                       169,193
                                                  ----------                    ----------
   Total                                          $3,729,046                    $4,196,334
                                                  ==========                    ==========


A reconciliation of our earnings before income taxes from our reportable segments to earnings before income taxes in our condensed consolidated financial statements is as follows:


                                                      Second Quarter                           First Half
                                              -----------------------------           -----------------------------
                                                 2001                2000               2001                 2000
                                              ---------           ---------           ---------           ---------
Total from reportable segments                $ 198,165           $ 213,941           $ 406,339           $ 479,291
General and administrative expenses            (119,303)           (115,053)           (228,905)           (221,402)
Gain (loss) on investment securities             (8,500)                 33              (8,500)             18,993
Interest (expense) income, net                   (6,298)             (3,549)            (14,972)             (7,381)
Other (expense) income, net                       2,584              (3,352)              2,151              (4,381)
Inter-segment transactions                          (22)                (56)                (80)                (83)
                                              ---------           ---------           ---------           ---------
   Total                                      $  66,626           $  91,964           $ 156,033           $ 265,037
                                              =========           =========           =========           =========


NOTE G - NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These Statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of fiscal year 2002. The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease. At this time, the Company has not determined the complete impact of these Statements. However, for the six months ended June 30, 2001, the Company has recognized $3.6 million of goodwill amortization.

NOTE H - SUBSEQUENT EVENTS

In July 2001, the Company issued $250 million of 10.00% Senior Subordinated Notes due July 15, 2008. The Notes contain provisions that, in certain circumstances, limit the financial flexibility of the Company. A portion of the proceeds from the issuance of these Notes was used to repay all amounts outstanding under domestic credit facilities, and the balance will be used for general corporate purposes.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

Office Depot, Inc. is the largest seller of office products and services in the world. Sales to consumers and businesses of all sizes are conducted through our three business segments: North American Retail Division, Business Services Group ("BSG") and International Division.

Management's Discussion and Analysis ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2000 Annual Report on Form 10-K. This MD&A contains significant amounts of forward-looking information. Without limitation, when we use the words "believe," "estimate," "plan," "expect," "intend," "anticipate," "continue," "project," "probably," "should" and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements. Our Cautionary Statements, which you will find immediately following this MD&A and the MD&A in our 2000 Annual Report on Form 10-K, apply to these forward-looking statements.

In the following discussion, all comparisons are with the corresponding items in the prior year unless stated otherwise.

RESULTS OF OPERATIONS

Net earnings of $42 million for the second quarter of 2001 and $98 million for the six months ended June 30, 2001 were 27% and 41% lower than the comparable periods of the prior year. The decline in earnings reflects lower sales volume in the North American Retail Division, influenced by a soft economy, and the adverse effect of a strong U.S. dollar when translating international sales that increased in local currencies. Also during the second quarter of this year, the Company completed a domestic chain-wide re-merchandising program designed to enhance the customers' shopping experience. Operating expenses reflect the incremental period costs of completing this program.

OVERALL
-------
($ in millions)

                                           Second Quarter                                         First Half
                            ------------------------------------------------    ------------------------------------------------
                                       2001                      2000                      2001                     2000
                            ----------------------    ----------------------    ----------------------   -----------------------
Sales                       $  2,553.5      100.0%    $  2,632.8      100.0%    $  5,571.4      100.0%    $  5,698.5      100.0%
Cost of goods sold
   and occupancy costs         1,814.9       71.1%       1,881.3       71.5%       4,025.8       72.3%       4,109.3       72.1%
                            ----------                ----------                ----------                ----------
  Gross profit                   738.6       28.9%         751.5       28.5%       1,545.6       27.7%       1,589.2       27.9%

Store and warehouse
  operating and
   selling expenses              540.0       21.1%         534.0       20.3%       1,138.8       20.4%       1,105.7       19.4%
                            ----------                ----------                ----------                ----------
Store and warehouse
  operating profit          $    198.6        7.8%    $    217.5        8.2%    $    406.8        7.3%    $    483.5        8.5%
                            ==========                ==========                ==========                ==========

Overall sales for the second quarter and first half of 2001 decreased 3% and 2%, respectively. Comparable worldwide sales in the 814 stores and 41 delivery centers that have been open for more than one year decreased 2% for the second quarter and 1% for the first half of 2001. Sales of technology hardware and software products, primarily in the North American Retail Division, declined in both periods.

While overall sales decreased, sales through our e-commerce channels increased significantly. Worldwide e-commerce sales grew 64% to $360.2 million during the quarter and grew 74% to $719.6 million for the first half of 2001. These e-commerce sales are comprised of all worldwide online sales, including those from our domestic public Web sites - WWW.OFFICEDEPOT.COM and WWW.VIKINGOP.COM - and Office Depot's contract business-to-business sites, as well as the Company's nine international Web sites. For business segment reporting purposes, these sales are captured within the appropriate business segment.

Gross profit as a percent of sales increased for the second quarter, primarily from the shift in the sales mix away from lower margin technology products in the North American Retail Division.

Store and warehouse operating and selling expenses as a percent of sales increased for both the quarter and first half, reflecting the benefits of improved cost control that were more than offset by the declining sales base.

NORTH AMERICAN RETAIL DIVISION
------------------------------
($ in millions)

                                           Second Quarter                                         First Half
                            ------------------------------------------------    ------------------------------------------------
                                       2001                      2000                      2001                     2000
                            ----------------------    ----------------------    ----------------------   -----------------------
Sales                       $  1,284.3      100.0%    $  1,416.0      100.0%    $  2,895.5      100.0%    $  3,211.7      100.0%
Cost of goods sold
   and occupancy costs           978.7       76.2%       1,085.0       76.6%       2,249.2       77.7%       2,472.0       77.0%
                            ----------                ----------                ----------                ----------

  Gross profit                   305.6       23.8%         331.0       23.4%         646.3       22.3%         739.7       23.0%

Store and warehouse
   operating and
   selling expenses              230.5       17.9%         228.0       16.1%         486.7       16.8%         479.9       14.9%
                            ----------                ----------                ----------                ----------
Store and warehouse
  operating profit          $     75.1        5.9%    $    103.0        7.3%    $    159.6        5.5%    $    259.8        8.1%
                            ==========                ==========                ==========                ==========


Sales in the North American Retail Division declined 9% for the second quarter of 2001 and declined 10% during the first six months of 2001. Comparable store sales in the 781 stores in the U.S. and Canada that have been open for more than one year also decreased 9% and 10% for the second quarter and first half of 2001, respectively. The slowing of the U.S. economy has had an adverse effect on sales and could continue to affect sales over the second half of the year. Sales of technology hardware and software products collectively declined 27% in both the second quarter and first half of 2001.

While sales have declined, gross profit as a percent of sales increased as our product mix shifted away from lower margin technology products, and other merchandising initiatives were launched. Additionally, gross margins for the year-to-date period were adversely affected by promotional pricing used during the first quarter of 2001 to complete targeted inventory reductions. During the second quarter, a chain-wide re-merchandising program was completed. This program included improvements in product adjacencies; more informative signage; increased availability of private label merchandise; and customer-friendly reference charts on technology products. The incremental period costs of completing this program are included in the quarter and year-to-date operating expenses.


During the second quarter, five new retail stores were opened in four states. At the end of the quarter, Office Depot operated a total of 829 retail stores throughout the United States and Canada.

BUSINESS SERVICES GROUP
-----------------------
($ in millions)

                                           Second Quarter                                         First Half
                            ------------------------------------------------    ------------------------------------------------
                                      2001                     2000                     2001                     2000
                            ----------------------    ----------------------    ----------------------   -----------------------
Sales                        $  913.8      100.0%    $  870.7      100.0%    $  1,894.8      100.0%    $  1,754.6      100.0%
Cost of goods sold
   and occupancy costs          623.1       68.2%       587.9       67.5%       1,307.3       69.0%       1,196.1       68.2%
                             --------                --------                ----------                ----------

  Gross profit                  290.7       31.8%       282.8       32.5%         587.5       31.0%         558.5       31.8%

Store and warehouse
  operating and selling
  expenses                      216.7       23.7%       211.3       24.3%         453.1       23.9%         427.8       24.4%
                             --------                --------                ----------                ----------

Store and warehouse
  operating profit           $   74.0        8.1%    $   71.5        8.2%    $    134.4        7.1%    $    130.7        7.4%
                             ========                ========                ==========                ==========


BSG sales increased 5% in the second quarter of 2001 and increased 8% in the first half of 2001 and included strong growth in e-commerce activity. While BSG experienced some declines in furniture and technology product sales during the quarter, they were more than offset by increases in office supplies, paper and business machines.

The decline in gross profit as a percent of sales reflects weakness in the catalog business that offset margin improvement in our contract business. Several initiatives in our warehouses allowed us to better control costs while improving customer service through increased order-fill rates and better on-time delivery performance. Store and warehouse operating and selling expenses as a percent of sales declined, reflecting better payroll cost control, partially offset by additional advertising expenses.

INTERNATIONAL DIVISION
----------------------
($ in millions)

                                           Second Quarter                                         First Half
                            ------------------------------------------------    ------------------------------------------------
                                      2001                     2000                     2001                     2000
                            ----------------------    ----------------------    ----------------------   -----------------------
Sales                         $  356.0      100.0%    $  347.0      100.0%    $  782.7      100.0%    $  734.0      100.0%
Cost of goods sold
   and occupancy costs           213.4       59.9%       208.9       60.2%       470.2       60.1%       442.3       60.3%
                              --------                --------                --------                --------

  Gross profit                   142.6       40.1%       138.1       39.8%       312.5       39.9%       291.7       39.7%

Store and warehouse
   operating and selling
   expenses                       93.0       26.0%        95.0       27.4%       199.6       25.5%       198.7       27.1%
                              --------                --------                --------                --------

Store and warehouse
   operating profit           $   49.6       13.9%    $   43.1       12.4%    $  112.9       14.4%    $   93.0       12.6%
                              ========                ========                ========                ========

Sales in the International Division increased 3% (11% in local currencies) in the second quarter of 2001 and increased 7% (16% in local currencies) in the first six months of 2001. Virtually all countries reported increased sales in local currencies for the quarter and first half of 2001. However, the change in exchange rates from the corresponding periods of the prior year reduced sales reported in U.S. dollars by $30.2 million for the quarter and $68.6 million for the first six months of the year. In U.S. dollar terms, the sales increases in Europe more than offset the decline reported in Japan for the quarter.

Gross profit as a percent of sales benefited from shifts in product mix away from lower margin technology products, as well as from certain pricing initiatives, primarily in the catalog business, implemented during the first six months.

Store and warehouse operating profit in the International Division improved 15% (23% in local currencies) for the second quarter and improved 21% (31% in local currencies) for the first six months of 2001. The positive effect on operating margins from cost control and higher sales were slightly offset by the early start-up costs of our contract business in the U.K., Ireland and The Netherlands, and the integration of an acquired contract business in Australia. Operating profits were negatively impacted by unfavorable exchange rates by $3.6 million in the second quarter and $9.3 million in the first six months of 2001.

CORPORATE AND OTHER

Income and expenses not allocated to the store and warehouse operating profit of our segments consist of pre-opening expenses, general and administrative expenses, corporately-directed activities such as facility closures, our share of the earnings (losses) of our joint ventures, amortization of goodwill, interest income and expense, income taxes, and inter-segment transactions.

GENERAL AND ADMINISTRATIVE EXPENSES: As a percentage of sales, general and administrative expenses increased in the second quarter and first half of 2001 to 4.7% and 4.4%, respectively. This increase resulted mainly from lost leverage because of decreased sales.

OTHER OPERATING EXPENSES, NET: During the second quarter of 2001, certain sub-lease and lease termination arrangements for closed facilities were completed on terms better than expected. Accordingly, $3.2 million of facility closure costs accrued in the fourth quarter of 2000 were reversed in this period. Additionally, pre-opening expenses and other costs included in this caption decreased from prior periods.

INTEREST INCOME AND EXPENSE: Interest income decreased in the second quarter and first six months of 2001 because of lower average cash balances and lower interest rates. Interest expense increased in the second quarter and first half of 2001 because of increased borrowings on our bank credit facility compared to the prior year.

MISCELLANEOUS EXPENSE: Miscellaneous expense, net for the second quarter and first half of 2001, primarily reflects a write-down of investments in certain Internet investment partners totaling $8.5 million ($5.4 million net of tax). Miscellaneous income, net for the first half of 2000 included a $19.0 million gain ($12.0 million net of tax) on the sale of Internet-related investments.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flows for the first six months of 2001 were 33% higher than the same period in 2000. A net reduction in working capital more than offset the reduction in net income for the period. Total inventory levels decreased $306.8 million, reflecting increased inventory turnover and our SKU reduction program. Additionally, lower inventory purchases contributed to a decrease in accounts payable and improved collections led to a decrease in accounts receivable.

During the first half of 2001, capital expenditures decreased $54.8 million or 43%, primarily from fewer store openings. We have also been more closely scrutinizing capital expenditures with an emphasis on improving our return on assets. Eleven stores were opened during the first half of 2001, compared to 30 during the same period of 2000. We anticipate higher capital expenditures in the second half of 2001 compared to the first six months. We currently project opening approximately 45 stores during 2001.

During the first six months of 2001, we made payments of $297.4 million on our short- and long-term domestic bank borrowings. As a result, total borrowings as of June 30, 2001 consisted of $95.5 million under our long-term domestic credit facility and $49.4 million in outstanding letters of credit. In addition, the equivalent of $58.7 million was outstanding under our term loan and revolving credit agreements with several Japanese banks. (See Note D of the Notes to the Condensed Consolidated Financial Statements for more information regarding our credit facilities.) During the first half of 2000, we repurchased $200.5 million of our stock under a stock repurchase program authorized by our Board of Directors. This stock repurchase program was completed in the latter half of 2000.

In May 2001, the Company completed renewal of its 364-day unsecured revolving credit facility in the principal amount of $255 million. In July 2001, the Company completed the issuance of $250 million of senior subordinated Notes, due July 15, 2008. A portion of the proceeds of this issuance was used to repay amounts outstanding under domestic credit facilities, and the remainder will be used for general corporate purposes.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These Statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of fiscal year 2002. The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease. At this time, the Company has not determined the complete impact of these Statements. However, for the six months ended June 30, 2001, the Company has recognized $3.6 million of goodwill amortization.

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

ECONOMIC DOWNTURN

In the past decade, the favorable United States economy has contributed to the expansion and growth of retailers. Since the third quarter of 2000, the U.S. economy has shown signs of a downturn. The retail industry, in general, is displaying signs of a slowdown, with several specialty retailers, both in and outside our industry segment, reporting earnings shortfalls compared to market expectations over the last several months. This general economic slowdown negatively impacted our results during the second half of 2000 and the first half of 2001, and may continue to adversely impact our business and the results of our operations.

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

EXECUTIVE MANAGEMENT

Our success depends largely on the efforts and abilities of our current senior management team. Their experience and industry contacts significantly benefit us. Our management team has undergone changes in the last year with the appointment of a new Chief Executive Officer and presidents to each of our operating business segments. We are currently searching for a Chief Financial Officer. If we were to lose the benefit of their experience and contacts or if the changes in management do not generate the benefits we seek, our business could be adversely affected.

INTERNATIONAL ACTIVITY

We operate in a number of international markets and intend to continue to enter into additional international markets as attractive opportunities arise. In addition to the risks described above, we face such international risks as: foreign currency fluctuations; unstable political, economic, financial and market conditions; compromised operating control of some of our foreign operations that are not wholly owned; system changes and harmonization of prices to accommodate the adoption of the euro; and lack of adequate management resources. All of these risks have in the past and could have in the future a material adverse effect on our business and operating results.

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

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K


     a. A Current Report on Form 8-K was filed on May 30, 2001 regarding mid-quarter performance update.

     b. A Current Report on Form 8-K was filed on June 18, 2001 regarding renewal of a credit facility.

     c. A Current Report on Form 8-K was filed on June 21, 2001 regarding the private placement of Senior Subordinated Notes.

     d. A Current Report on Form 8-K was filed on July 10, 2001 regarding the acquisition of 4Sure.com.

     e. A Current Report on Form 8-K was filed on July 19, 2001 regarding earnings for the second quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OFFICE DEPOT, INC.
                                          (Registrant)



Date:  August 3, 2001                   By: /s/ M. Bruce Nelson
                                            ------------------------------------
                                            M. Bruce Nelson
                                            Chief Executive Officer

Date:  August 3, 2001                   By: /s/ Charles E. Brown
                                            ------------------------------------
                                            Charles E. Brown
                                            Senior Vice President, Finance
                                            and Controller (Principal
                                            Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit No.           Description
-----------           -----------

   10.1 Revolving Credit Agreement dated as of May 10, 2001 by and among Office Depot, Inc. and Suntrust Bank, individually and as Administrative Agent; Solomon Smith Barney, Inc.
                      (SSBI) and Bank One, NA, as joint lead arrangers, SSBI as sole bookrunner; Citibank, N.A.., individually and as sole Syndication Agent; Bank One, NA, individually and as Documentation Agent; and BNP Paribas and Wells Fargo Bank, N.A. individually and as Co-Documententation Agents and First Union National Bank, Fleet National Bank and The Royal Bank of Scotland. (Exhibits to the Revolving Credit Agreement have been omitted, but a copy may be obtained free of charge upon request to the Company)