Form 10-Q
period 2001-09-29
OFFICE DEPOT INC
filed 2001-11-02
CIK 800240

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

        (Mark One)
           [X]   Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended September 29, 2001

                                       or

           [ ]   Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

       For the transition period from _______________ to ________________

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

                              Yes [X]   No [ ]


The registrant had 306,976,507 shares of common stock outstanding as of October 26, 2001.

PART I.  FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS


                              OFFICE DEPOT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                                   As of                As of
                                                                September 29,         December 30,
                                                                    2001                 2000
                                                                -----------           -----------
ASSETS

Current assets:
  Cash and cash equivalents                                     $   539,876           $   151,482
  Receivables, net                                                  821,527               896,333
  Merchandise inventories, net                                    1,100,398             1,420,825
  Deferred income taxes and other current assets                    174,812               230,449
                                                                -----------           -----------

     Total current assets                                         2,636,613             2,699,089

 Property and equipment, net                                      1,098,578             1,119,306
 Goodwill and other assets, net                                     446,674               377,939
                                                                -----------           -----------
                                                                $ 4,181,865           $ 4,196,334
                                                                ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $ 1,028,719           $ 1,136,994
  Accrued expenses and other current liabilities                    589,717               580,966
  Income taxes payable                                               73,803                37,118
  Current maturities of long-term debt                               92,741               153,259
                                                                -----------           -----------

     Total current liabilities                                    1,784,980             1,908,337

 Deferred income taxes and other credits                             66,335                88,247
 Long-term debt, net of current maturities                          318,755               374,061
 Zero coupon, convertible subordinated notes                        232,878               224,438

Commitments and contingencies

Stockholders' equity:
 Common stock - authorized 800,000,000 shares
    of $.01 par value; issued 381,903,126 in
    2001 and 378,688,359 in 2000                                      3,819                 3,787
 Additional paid-in capital                                         967,227               939,214
 Unamortized value of long-term incentive stock grants               (2,547)               (2,793)
 Accumulated other comprehensive loss                               (64,894)              (53,490)
 Retained earnings                                                1,677,454             1,516,691
 Treasury stock, at cost - 82,189,049 shares in 2001
   and 82,190,548 in 2000                                          (802,142)             (802,158)
                                                                -----------           -----------
                                                                  1,778,917             1,601,251
                                                                -----------           -----------
                                                                $ 4,181,865           $ 4,196,334
                                                                ===========           ===========





        The accompanying notes are an integral part of these statements.

                               OFFICE DEPOT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                         13 Weeks Ended                               39 Weeks Ended
                                               -----------------------------------         -----------------------------------
                                               September 29,         September 23,         September 29,         September 23,
                                                   2001                   2000                 2001                  2000
                                               -------------         -------------         -------------         -------------
Sales                                           $ 2,782,493           $ 2,822,991           $ 8,353,910           $ 8,521,498
Cost of goods sold and occupancy costs            1,973,965             2,087,769             5,999,813             6,197,117
                                                -----------           -----------           -----------           -----------

  Gross profit                                      808,528               735,222             2,354,097             2,324,381

Store and warehouse operating
  and selling expenses                              569,507               549,200             1,708,291             1,654,940
General and administrative expenses                 133,052               137,243               361,957               358,645
Other operating expenses (income), net                4,444                  (354)                4,893                 9,834
                                                -----------           -----------           -----------           -----------


  Operating profit                                  101,525                49,133               278,956               300,962

Other income (expense):
  Interest income                                     4,155                 2,666                 7,979                 9,551
  Interest expense                                  (12,153)               (9,318)              (30,949)              (23,584)
  Miscellaneous income (expense), net                 2,565                39,310                (3,861)               59,899
                                                -----------           -----------           -----------           -----------

  Earnings before income taxes                       96,092                81,791               252,125               346,828

Income taxes                                         33,632                31,169                91,362               129,233
                                                -----------           -----------           -----------           -----------

   Net earnings                                 $    62,460           $    50,622           $   160,763           $   217,595
                                                ===========           ===========           ===========           ===========

Earnings per common share:
   Basic                                        $      0.21           $      0.17           $      0.54           $      0.69
   Diluted                                             0.20                  0.16                  0.53                  0.67















        The accompanying notes are an integral part of these statements.

                               OFFICE DEPOT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                             39 Weeks Ended
                                                                      ---------------------------------
                                                                      September 29,       September 23,
                                                                          2001                 2000
                                                                      -------------       -------------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net earnings                                                        $ 160,763           $ 217,595
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
          Depreciation and amortization                                   146,879             144,634
          Provision for losses on inventories and receivables              88,815              75,850
          Changes in working capital                                      210,300              28,731
          Loss (gain) on investment securities                              8,500             (57,950)
          Write-down of impaired assets                                    26,079                  --
          Other operating activities, net                                  27,797              26,369
                                                                        ---------           ---------
             Net cash provided by operating activities                    669,133             435,229
                                                                        ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities or sales of investment securities                 --              54,006
    Purchases of investments and other assets                             (52,481)            (24,612)
    Capital expenditures                                                 (143,927)           (185,473)
    Proceeds from sale of property and equipment                           22,837               4,270
                                                                        ---------           ---------
       Net cash used in investing activities                             (173,571)           (151,809)
                                                                        ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options and sale
       of stock under stock purchase plans                                 20,681               9,713
    Acquisition of treasury stock                                              --            (280,378)
    Proceeds from issuance of long-term debt                              255,094                  --
    Payments on long- and short-term borrowings                          (373,700)                 --
    Other financing activities, net                                            --               6,688
                                                                        ---------           ---------
       Net cash used in financing activities                              (97,925)           (263,977)
                                                                        ---------           ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    CASH EQUIVALENTS                                                       (9,243)            (12,544)
                                                                        ---------           ---------

    Net increase in cash and cash equivalents                             388,394               6,899

       Cash and cash equivalents at beginning of period                   151,482             218,784
                                                                        ---------           ---------
       Cash and cash equivalents at end of period                       $ 539,876           $ 225,683
                                                                        =========           =========

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES:
    Interest received                                                   $   6,822           $   9,112
    Interest paid                                                         (20,322)             (7,015)
    Income taxes paid                                                     (20,969)           (116,464)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES:
    Additional paid-in capital related to income tax
       benefits on stock options exercised                              $   3,128           $     482
    Assets acquired under capital leases                                    6,041              12,569
    Reversal of unrealized gain on investment securities,
         net of income taxes                                                   --              62,128




        The accompanying notes are an integral part of these statements.

                               OFFICE DEPOT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(Tabular amounts in thousands)

NOTE A - BASIS OF PRESENTATION

Office Depot, Inc. (the Company or Office Depot) is the world's largest seller of office products and services. The condensed consolidated financial statements include the accounts of Office Depot and its subsidiaries after elimination of intercompany accounts and transactions. The Company operates on a 52- or 53-week fiscal year ending on the last Saturday of December. The balance sheet at December 30, 2000 has been derived from audited financial statements at that date. The condensed interim financial statements as of September 29, 2001 and for the 13- and 39-week periods ending September 29, 2001 (also referred to as "the third quarter of 2001" and "year-to-date 2001," respectively) and September 23, 2000 (also referred to as "the third quarter of 2000" and "year-to-date 2000," respectively) are unaudited. However, in our opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. Also, we have made certain reclassifications to our historical financial statements to conform to the current year's presentation.

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

NOTE B - COMPREHENSIVE INCOME

Comprehensive income represents all non-owner changes in stockholders' equity and consists of the following:


                                                            Third Quarter                           Year-to-Date
                                                     ----------------------------           -----------------------------
                                                        2001              2000                2001                2000
                                                     ---------          ---------           ---------           ---------
Net earnings                                         $  62,460          $  50,622           $ 160,763           $ 217,595
Other comprehensive income, net of tax:
 Foreign currency translation adjustments               17,483             (9,850)            (11,404)            (25,692)
 Reversals of unrealized loss on
  investment securities                                     --            (16,446)                 --             (62,128)
                                                     ---------          ---------           ---------           ---------
Total comprehensive income                           $  79,943          $  24,326           $ 149,359           $ 129,775
                                                     =========          =========           =========           =========


NOTE C - INVESTMENT TRANSACTIONS

We have investments in companies that provide business-to-business e-commerce solutions for small- and medium-sized businesses. The carrying value of these investments as of September 29, 2001 and December 30, 2000 totaled $21.4 million and $29.9 million, respectively. The decline in carrying value resulted from other than temporary impairments of $8.5 million ($5.4 million net of tax) recorded in the second quarter of 2001.

NOTE D - LONG-TERM DEBT

In May 2001, we renewed our 364-day credit agreement with a syndicate of banks. This agreement provides us with a working capital line of credit of $255 million. Our five-year credit agreement entered into in February 1998 provides a $300 million line of credit. Both credit agreements contain similar restrictive covenants. As of September 29, 2001, we had no outstanding borrowings under these agreements. Outstanding letters of credit at September 29, 2001 totaled $49.4 million.

In July 1999, we entered into term loan and revolving credit agreements with several Japanese banks (the "yen facilities") to provide financing for our operating and expansion activities in Japan. As of September 29, 2001, the equivalent of $67.4 million was outstanding and classified as a current liability. We entered into a yen interest rate swap (for a notional amount equivalent to $19.0 million as of September 29, 2001) in order to hedge against the volatility of the interest payments on a portion of our yen borrowings. The swap will mature in July 2002.

In July 2001, the Company issued $250 million of seven year, non-callable, Senior Subordinated Notes due on July 15, 2008. The Notes contain provisions that, in certain circumstances, place financial restrictions or limitations on the Company. The Notes have a coupon interest rate of 10.00% and are payable semi-annually on January 15 and July 15. In August 2001, the Company entered into LIBOR-based variable rate swap agreements with notional amounts aggregating $250 million that qualify for shortcut hedge accounting.

NOTE E - EARNINGS PER SHARE ("EPS")

The information required to compute basic and diluted EPS is as follows:


                                                       Third Quarter                   Year-to-Date
                                                 ------------------------        ------------------------
                                                   2001            2000            2001            2000
                                                 --------        --------        --------        --------
Basic:
Weighted average number of
   common shares outstanding                      298,375         304,111         297,185         313,804
                                                 ========        ========        ========        ========

Diluted:
Net earnings                                     $ 62,460        $ 50,622        $160,763        $217,595
Interest expense related to
  convertible notes, net of income taxes            1,855           3,238           5,374           9,594
                                                 --------        --------        --------        --------
    Adjusted net earnings                        $ 64,315        $ 53,860        $166,137        $227,189
                                                 ========        ========        ========        ========

Weighted average number of
   common shares outstanding                      298,375         304,111         297,185         313,804
Shares issued upon assumed
   conversion of convertible notes                 13,845          24,741          13,845          24,741
Shares issued upon assumed
   exercise of dilutive stock options               5,374           1,363           3,508           2,164
                                                 --------        --------        --------        --------
     Shares used in computing diluted EPS         317,594         330,215         314,538         340,709
                                                 ========        ========        ========        ========



Options to purchase 15.6 million shares of common stock were not included in our computation of diluted earnings per share for the third quarter of 2001, because their weighted average effect would have been antidilutive.

NOTE F - SEGMENT INFORMATION

The following is a summary of our significant accounts and balances by segment, reconciled to consolidated totals.


                                                                             Sales
                                        -----------------------------------------------------------------------------
                                                  Third Quarter                                Year-to-Date
                                        ---------------------------------           ---------------------------------
                                           2001                  2000                  2001                   2000
                                        -----------           -----------           -----------           -----------
North American Retail Division          $ 1,469,460           $ 1,587,093           $ 4,364,926           $ 4,798,846
Business Services Group                     947,171               899,187             2,841,929             2,653,829
International Division                      366,658               337,553             1,149,327             1,071,622
                                        -----------           -----------           -----------           -----------
  Total reportable segments               2,783,289             2,823,833             8,356,182             8,524,297
Eliminations                                   (796)                 (842)               (2,272)               (2,799)
                                        -----------           -----------           -----------           -----------
  Total                                 $ 2,782,493           $ 2,822,991           $ 8,353,910           $ 8,521,498
                                        ===========           ===========           ===========           ===========



                                                           Earnings Before Income Taxes
                                        ---------------------------------------------------------------------
                                                 Third Quarter                         Year-to-Date
                                        -----------------------------           -----------------------------
                                           2001                2000               2001                2000
                                        ---------           ---------           ---------           ---------
North American Retail Division          $  84,957           $  83,230           $ 242,215           $ 337,469
Business Services Group                    90,439              54,023             222,209             182,087
International Division                     61,807              46,387             179,118             143,375
                                        ---------           ---------           ---------           ---------
  Total reportable segments               237,203             183,640             643,542             662,931
Eliminations and other                   (141,111)           (101,849)           (391,417)           (316,103)
                                        ---------           ---------           ---------           ---------
  Total                                 $  96,092           $  81,791           $ 252,125           $ 346,828
                                        =========           =========           =========           =========


                                                                   Assets
                                                 ------------------------------------------
                                                 September 29,                 December 30,
                                                     2001                          2000
                                                 -------------                 ------------
North American Retail Division                    $1,690,446                    $2,184,976
Business Services Group                            1,190,334                     1,105,936
International Division                               851,251                       736,229
                                                  ----------                    ----------
   Total reportable segments                       3,732,031                     4,027,141
Other                                                449,834                       169,193
                                                  ----------                    ----------
   Total                                          $4,181,865                    $4,196,334
                                                  ==========                    ==========


A reconciliation of our earnings before income taxes from our reportable segments to earnings before income taxes in our condensed consolidated financial statements is as follows:


                                                       Third Quarter                         Year-to-Date
                                              -----------------------------           -----------------------------
                                                2001                 2000               2001                2000
                                              ---------           ---------           ---------           ---------
Total from reportable segments                $ 237,203           $ 183,640           $ 643,542           $ 662,931
General and administrative expenses            (133,052)           (137,243)           (361,957)           (358,645)
Gain (loss) on investment securities                 --              38,990              (8,500)             57,950
Interest (expense) income, net                   (7,998)             (6,652)            (22,970)            (14,033)
Other (expense) income, net                         119               3,177               2,270              (1,204)
Inter-segment transactions                         (180)               (121)               (260)               (171)
                                              ---------           ---------           ---------           ---------
   Total                                      $  96,092           $  81,791           $ 252,125           $ 346,828
                                              =========           =========           =========           =========


NOTE G - NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These Statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of fiscal year 2002. The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease. At this time, the Company has not determined the complete impact of these Statements. However, for the nine months ended September 29, 2001, the Company has recognized $5.4 million of goodwill amortization.

In July 2001, the FASB issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This Statement requires capitalizing any retirement costs as part of the total cost of the related long-lived asset and subsequently allocating the total expense to future periods using a systematic and rational method. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. The Company has not yet completed its evaluation of the impact of the adoption of this Statement.

In October 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This Statement supersedes Statement No. 121 but retains many of its fundamental provisions. Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet completed its evaluation of the impact this Statement will have when adopted.

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

RESULTS OF OPERATIONS

Third quarter net earnings of $62.5 million were 23% higher than the prior year, while year-to-date net earnings of $160.8 million were 26% lower than last year. Net earnings for the quarter increased, despite a soft U.S. economy and the slowdown that followed the events of September 11. Gross profit margins improved across the Company, as sales shifted away from lower-margin technology products. Additionally, management continued its focus on controllable operating and selling expenses.

Results for the third quarter and nine months of 2001 included a $10.2 million pre-tax gain on the sale of certain warehouse property and charges of $37.9 million for the quarter and $38.3 million for the nine months, primarily related to asset impairments and the resolution of certain non-recurring employee claims. Included in 2000 results were charges of $24.4 million for the third quarter and $33.7 million for the nine months, primarily for severance costs associated with a number of changes in the Company's senior management and gains of $39.0 million for the quarter and $58.0 million for the nine months relating to the sale of certain Internet investments.

OVERALL
-------
(in millions)

                                            Third Quarter                                   Year-to-Date
                             -------------------------------------------     -------------------------------------------
                                      2001                   2000                    2001                    2000
                             -------------------     -------------------     -------------------     -------------------
Sales                        $ 2,782.5    100.0%     $ 2,823.0    100.0%     $ 8,353.9    100.0%     $ 8,521.5    100.0%
Cost of goods sold
   and occupancy costs         1,974.0     71.0%       2,087.8     74.0%       5,999.8     71.8%       6,197.1     72.7%
                             ---------               ---------               ---------               ---------
  Gross profit                   808.5     29.0%         735.2     26.0%       2,354.1     28.2%       2,324.4     27.3%

Operating and
   selling expenses              569.5     20.4%         549.2     19.4%       1,708.3     20.5%       1,655.0     19.4%
                             ---------               ---------               ---------               ---------
Store and warehouse
  operating profit           $   239.0      8.6%     $   186.0      6.6%     $   645.8      7.7%     $   669.4      7.9%
                             =========               =========               =========               =========


Both overall sales and comparable sales in facilities open for more than one year decreased 1% in the third quarter and 2% on a year-to-date basis. Sales have been adversely affected by the slowing U.S. economy throughout 2001. Additionally, the Company estimates that the economic uncertainties following September 11 further reduced sales by $58 million.

While overall Company sales decreased, sales through our e-commerce channels increased significantly. Worldwide e-commerce sales grew 60% to $402.0 million during the quarter and 69% to $1.1 billion for the first nine months of 2001. These e-commerce sales are comprised of all online sales for the Company's worldwide operations, including those from our domestic public Web sites - WWW.OFFICEDEPOT.COM and WWW.VIKINGOP.COM - and Office Depot's contract business-to-business sites, as well as the Company's international Web sites. For business segment reporting purposes, these sales are captured within the appropriate business segment.

NORTH AMERICAN RETAIL DIVISION
------------------------------
(in millions)

                                            Third Quarter                                   Year-to-Date
                             -------------------------------------------     -------------------------------------------
                                      2001                   2000                    2001                    2000
                             -------------------     -------------------     -------------------     -------------------
Sales                        $ 1,469.5    100.0%     $ 1,587.1    100.0%     $ 4,364.9    100.0%     $ 4,798.8    100.0%
Cost of goods sold
   and occupancy costs         1,110.6     75.6%       1,257.3     79.2%       3,359.9     77.0%       3,729.3     77.7%
                             ---------               ---------               ---------               ---------
  Gross profit                   358.9     24.4%         329.8     20.8%       1,005.0     23.0%       1,069.5     22.3%
Operating and
   selling expenses              270.8     18.4%         244.0     15.4%         757.4     17.4%         723.9     15.1%
                             ---------               ---------               ---------               ---------
Store and warehouse
  operating profit            $   88.1      6.0%      $   85.8      5.4%      $  247.6      5.6%       $ 345.6      7.2%
                             =========               =========               =========               =========


Total North American Retail Division sales, as well as comparable sales in the 792 stores that have been open for more than one year, declined 7% in the third quarter of 2001 and 9% in the first nine months of 2001. The Company estimates that the events following September 11 negatively impacted third quarter retail sales by approximately $35 million. In addition, the slowing of the U.S. economy has had an adverse effect on our year-to-date sales and could continue to affect sales during the fourth quarter. Sales of technology hardware and software products, collectively, were down 25% in both the third quarter and first nine months of 2001.

While sales have declined, third quarter gross profit as a percent of sales increased to 24.4%, as our product mix continued the shift away from lower margin technology products and we experienced improved margins on Back-to-School products. In addition, quarter-over-quarter comparisons were easier because of last year's paper, ink and toner price reductions. Gross margins for the year-to-date period increased as a percentage of sales, but were adversely affected by promotional pricing used during the first quarter of 2001 to complete targeted product line reductions.

Operating costs as a percentage of sales increased for the third quarter, reflecting the loss of leverage from negative retail sales growth and from costs totaling $26.1 million ($17.0 million after tax benefits) primarily related to the write-down of assets in certain stores. These costs were related to asset impairments in 23 stores, a majority of which did not have sufficient operating performance at the time we completed our comprehensive business review in the latter months of 2000 to warrant action.

During the third quarter, we opened 17 new retail stores, net of closures, in 10 states and one Canadian Province. At the end of the quarter, Office Depot operated a total of 846 retail stores throughout the United States and Canada.

During the first nine months of 2001, a chain-wide re-merchandising program was completed. This program included a reduction in slow-moving products and improved product adjacencies; more informative signage; increased availability of private label merchandise; and the addition of customer-friendly reference charts on technology products.

BSG
---
(in millions)

                                            Third Quarter                                   Year-to-Date
                             -------------------------------------------     -------------------------------------------
                                      2001                   2000                    2001                    2000
                             -------------------     -------------------     -------------------     -------------------
Sales                        $  947.1    100.0%      $  899.2    100.0%      $ 2,841.9    100.0%     $ 2,653.8     100.0%
Cost of goods sold
   and occupancy costs          643.7     68.0%         627.4     69.8%        1,951.0     68.7%       1,823.5       68.7%
                              -------                --------                ---------               ---------
  Gross profit                  303.4     32.0%         271.8     30.2%          890.9     31.3%         830.3       31.3%

Operating and selling
  Expenses                      211.7     22.3%         216.5     24.1%          664.8     23.4%         644.3       24.3%
                              -------                --------                ---------               ---------
Store and warehouse
  operating profit            $  91.7      9.7%      $   55.3      6.1%      $   226.1      7.9%     $   186.0        7.0%
                              =======                ========                =========               =========


BSG sales increased 5% in the third quarter of 2001 and 7% in the first nine months of 2001. Included in our third quarter sales for the first time were the sales of 4Sure.com, our newly acquired Internet-based technology business. Excluding sales from 4Sure.com, BSG third quarter sales increased 3%. Contract and Commercial sales for the third quarter have shown some declines, particularly in regions affected by the slowing U.S. economy, and this trend could continue into the fourth quarter. Although BSG experienced some declines for the quarter and year-to-date in furniture and technology product sales, these declines were more than offset by increases in office supplies, paper and business machines. We believe that the events following September 11 negatively impacted BSG sales for the remainder of the third quarter by approximately $15 million.

Gross profit as a percent of sales increased to 32.0% for the quarter, bringing the year-to-date percentage in line with the prior year. This increase was partly attributed to our adherence to volume-dependent pricing programs. Operating and selling expenses as a percent of sales improved on a year-over-year and sequential basis as a result of our focus on productivity and efficiency, and tighter controls over discretionary spending. Several initiatives in our warehouses allowed us to better control costs while improving customer service through increased order-fill rates and better on-time delivery performance. The combined impact of the above improvements produced a year-to-date operating profit increase of 22%.

INTERNATIONAL DIVISION
----------------------
(in millions)

                                            Third Quarter                                   Year-to-Date
                             -------------------------------------------     -------------------------------------------
                                      2001                   2000                    2001                    2000
                             -------------------     -------------------     -------------------     -------------------
Sales                        $  366.7    100.0%      $ 337.6    100.0%    $ 1,149.3    100.0%    $ 1,071.6     100.0%
Cost of goods sold
   and occupancy costs          219.9     60.0%        203.6     60.3%        690.1     60.0%        645.9      60.3%
                             --------                -------              ---------               --------
  Gross profit                  146.8     40.0%        134.0     39.7%        459.2     40.0%        425.7      39.7%

Operating and selling
  expenses                       87.4     23.8%         89.0     26.4%        286.9     25.0%        287.7      26.8%
                             --------                -------              ---------               --------
Store and warehouse
   operating profit           $  59.4     16.2%      $  45.0     13.3%     $  172.3     15.0%     $  138.0      12.9%
                              =======                =======               ========               ========


Sales in the International Division increased 9% (12% in local currency) in the third quarter of 2001 and 7% (15% in local currency) in the first nine months of 2001, with all countries reporting increased sales in local currencies for both the quarter and year-to-date. Unfavorable exchange rates impacted third quarter sales by approximately $12.5 million and year-to-date sales by $81.1 million compared to unfavorable impacts of $36.2 million and $89.9 million, respectively, for the corresponding prior year periods. The events which followed the tragedies of September 11 affected sales in our larger European countries, resulting in an estimated $8 million reduction for the quarter.

Gross profit as a percent of sales increased for both the third quarter and first nine months as a result of shifts in product mix away from lower margin technology products, as well as from certain pricing initiatives, primarily in the catalog business, implemented during the first half of the year. These gross profit improvements were partially offset by the introduction of our lower margin contract sales in the U.K., Ireland and The Netherlands.

Operating profit in the International Division increased 32% (35% in local currency) for the third quarter and 25% (33% in local currency) for the first nine months of 2001. Improvements in cost control and sales increases were slightly offset on a year-to-date basis by the start-up costs for our contract business in the U.K., Ireland and The Netherlands, and the integration of an acquired contract business in Australia. Included in the third quarter operating profit was a gain of $10.2 million ($6.7 million after tax) related to the sale of our London warehouse. In August, these operations were relocated to a new 320,000 square foot facility designed to better serve the U.K.'s growing multi-channel business. Excluding this gain, third quarter operating profit was $49.2 million or 13% of sales. Operating profits were negatively impacted by unfavorable exchange rates totaling $0.9 million in the third quarter and $10.2 million in the first nine months of 2001, compared to $5.7 million and $14.2 million in the third quarter and first nine months of 2000, respectively.

CORPORATE AND OTHER

Income and expenses not allocated to the store and warehouse operating profit of our business segments consist of pre-opening expenses, general and administrative expenses, our share of the earnings (losses) of our joint ventures, amortization of goodwill, interest income and expense, income taxes and inter-segment transactions.

INTEREST INCOME AND EXPENSE: Interest income reflects higher cash balances in the third quarter and, for the nine months, lower earnings rates. Interest expense reflects increased borrowings on our bank credit facility during the beginning of the year as well as the $250 million in Notes issued in July 2001.

MISCELLANEOUS INCOME (EXPENSE): Miscellaneous income, net, for the third quarter and nine months of 2000 primarily reflect gains on the sale of Internet investments.

INCOME TAXES: The effective rate for the third quarter declined to 35% and reflects the Company's anticipated domestic and foreign tax expense, given existing tax planning strategies.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flows for the first nine months of 2001 were $233.9, or 54%, higher than the same period in 2000. A net reduction in working capital more than offset the reduction in net income for the period. Total inventory levels decreased $256.8 million, reflecting increased inventory turnover and our SKU reduction program. Additionally, improved collections led to a decrease in accounts receivable.

During the first nine months of 2001, capital expenditures decreased $41.5 million or 22%, primarily from fewer store openings and closely scrutinizing capital expenditures with an emphasis on improving our return on assets. We opened 28 stores during the first nine months of 2001, compared to 48 during the same period of 2000. We anticipate higher capital expenditures in the fourth quarter of 2001 compared to the first nine months. We currently project opening approximately 45 stores during 2001.

During the first nine months of 2001, we made payments of $373.7 million on our short- and long-term domestic bank borrowings. As a result, total borrowings as of September 29, 2001 consisted solely of the equivalent of $67.4 million under our term loan and revolving credit agreements with several Japanese banks. (See Note D of the Notes to the Condensed Consolidated Financial Statements for more information regarding our credit facilities.) During the first nine months of 2000, we repurchased $280 million of our stock under a stock repurchase program authorized by our Board of Directors. This stock repurchase program was completed in the latter half of 2000.

In July 2001, the Company completed the issuance of $250 million of senior subordinated Notes, due July 15, 2008. (See Note D of the Notes to the Condensed Consolidated Financial Statements for more information regarding these Notes.)

In October 2001, the Board of Directors authorized the Company to repurchase up to $50 million of its common stock annually. The repurchased shares will be added to the Company's Treasury Shares and will be used to meet the Company's near term requirements for its stock option and other benefit plans.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These Statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of fiscal year 2002. The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease. At this time, the Company has not determined the complete impact of these Statements. However, for the nine months ended September 29, 2001, the Company has recognized $5.4 million of goodwill amortization.

In July 2001, the FASB issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This Statement requires capitalizing any retirement costs as part of the total cost of the related long-lived asset and subsequently allocating the total expense to future periods using a systematic and rational method. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. The Company has not yet completed its evaluation of the impact of the adoption of this Statement.

In October 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This Statement supersedes Statement No. 121 but retains many of its fundamental provisions. Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet completed its evaluation of the impact this Statement will have when adopted.

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

ECONOMIC DOWNTURN

In the past decade, the favorable United States economy has contributed to the expansion and growth of retailers. Since the third quarter of 2000, the U.S. economy has shown signs of a downturn, and the events of September 11 have further exacerbated the situation. The retail industry, in general, is displaying signs of a slowdown, both in and outside our industry segment, with many companies reporting earnings shortfalls compared to market expectations over the last several months. This general economic slowdown negatively impacted our results during the second half of 2000 and the first nine months of 2001, and may continue to adversely impact our business and the results of our operations.

COMPETITION

We compete with a variety of retailers, dealers and distributors in a highly competitive marketplace that includes high-volume office supply chains, warehouse clubs, computer stores, contract stationers, Internet-based merchandisers and well-established mass merchant retailers. To achieve and maintain expected profitability levels, we must continue to grow our business while maintaining the service levels and aggressive pricing necessary to retain existing customers in each of our business segments. Our failure to adequately address these challenges could put us at a competitive disadvantage relative to our competitors.

INTERNATIONAL ACTIVITY

We operate in a number of international markets and intend to continue entering other international markets as attractive opportunities arise. In addition to the risks described above, we face such international risks as: foreign currency fluctuations; unstable political, economic, financial and market conditions; compromised operating control in some of our foreign operations that are not wholly owned; system changes and harmonization of prices to accommodate the adoption of the euro; and lack of adequate management resources. These risks could have a material adverse effect on our business and operating results.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISKS

See the disclosure in our 2000 Annual Report on Form 10-K. We do not believe that the risk we face related to interest rate changes is materially different than it was at the date of such Report.

FOREIGN EXCHANGE RATE RISKS

See the disclosure in our 2000 Annual Report on Form 10-K. While we realize that foreign currency exchange rates have fluctuated during the last nine months, we do not believe that the risk we face related to foreign currencies is materially different than it was at the date of such Report.

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

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K


         a.       3.1      Amended and Restated By-laws of Office Depot, Inc.


         b.       1.       A Current Report on Form 8-K was filed on
                           August 23, 2001 regarding a third quarter 2001 mid-quarter performance update.

                  2. A Current Report on Form 8-K was filed on September 5, 2001 regarding certain management remarks made at analyst conferences.

                  3.       A Current Report on Form 8-K was filed on October
                           2, 2001 regarding an update to investors on the Company's sales performance for the third quarter of 2001.

                  4. A Current Report on Form 8-K was filed on October 17, 2001 regarding a press release issued to announce our third quarter 2001 results, and a second press release to announce certain management changes.

                  5. A Current Report on Form 8-K was filed on October 26, 2001 regarding a press release announcing the extension of offer to exchange Senior Subordinated Notes for Registered Senior Subordinated Notes, and a second press release announcing a new stock repurchase program.

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

                                      OFFICE DEPOT, INC.
                                      ------------------
                                         (Registrant)



Date:  November 2, 2001               By: /s/ Charles E. Brown
                                           -------------------------------------
                                          Charles E. Brown
                                          Executive Vice President, Finance
                                          and Chief Financial Officer
                                          (Principal Financial Officer)




Date:  November 2, 2001               By: /s/ James A. Walker
                                          --------------------------------------
                                          James A. Walker
                                          Senior Vice President, Finance
                                          and Controller
                                          (Principal Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit No.            Description
-----------            -----------

3.1                    Amended and Restated Bylaws of Office Depot, Inc.