Form 10-K
period 2001-12-29
OFFICE DEPOT INC
filed 2002-03-19
CIK 800240

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 29, 2001

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 2002 was approximately $5,787,894,988.

         As of March 1, 2002, the Registrant had 310,510,285 shares of Common Stock outstanding.

                      Documents Incorporated by Reference:

Portions of our Annual Report to Stockholders for the fiscal year ended December 29, 2001 are incorporated by reference in Parts I and II, and the Proxy Statement, to be mailed to stockholders on or about March 25, 2002 for the Annual Meeting to be held on April 25, 2002, is incorporated by reference in
Part III.

PART I

ITEM 1.  BUSINESS.

Office Depot Inc., together with our subsidiaries, ("Office Depot" or the "Company") is the largest supplier of office products and services in the world. We sell to consumers and businesses of all sizes through our three business segments: North American Retail Division, Business Services Group ("BSG"), and International Division.

OFFICE PRODUCTS BUSINESS

Businesses in our industry primarily sell three broad categories of merchandise: general office supplies, technology products and office furniture. Office products distributors include contract stationers (selling at significant discounts from list prices to their contract customers), mail order companies (selling through catalogs) and retailers (including office superstores such as the ones we operate). Over the past few years, Internet-based companies have emerged as a new channel in this industry.

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

Since the mid-1980s, high-volume office supply superstores have emerged throughout the United States. These stores offer a wide selection of products, a high level of customer service and low prices. High-volume office products retailers typically offer substantial price savings to individuals and small- to medium-sized businesses, which traditionally have had limited opportunities to buy at significant discounts from retail list prices. During the late 1990s, other retailers, including mass merchandisers and warehouse clubs, have begun offering a wide variety of similar products at low prices and have become increasingly competitive with office supply superstores. Direct mail and Internet-based companies have also established a growing presence in the office products industry.

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

In the delivery and contract stationer portions of the industry, our principal competitors are national and regional full service contract stationers, national and regional office furniture dealers, independent office products distributors, discount superstores and, to a lesser extent, direct mail businesses, stationery retail outlets and Internet-based merchandisers. Other office supply superstore chains have developed a presence in the contract stationer and Internet channels of the business. We compete with these businesses in substantially all of our current markets. In the future, we may face increased competition from Internet-based merchandisers who dedicate all of their resources to electronic commerce.

Some of the entities we compete against may have greater financial resources than we do. We cannot assure you that increased competition will not have an adverse effect on us. However, we believe that we compete effectively based on price, selection, availability, location and customer service.

MERCHANDISING AND PRODUCT STRATEGY

Our merchandising strategy is to offer a broad selection of office products, under both our Office Depot(R) and Viking Office Products(R) brands, and to provide our customers with a compelling combination of quality, assortment, price and service. Our selection of office products includes general office supplies, computers, software and computer supplies, business machines and related supplies, and office furniture. In late 2000, we adopted a plan to reduce the number of SKUs in our domestic stores and warehouses in order to improve customer service and efficiencies by having better "in stock" positions for products our customers purchase most frequently. During 2001, the SKU reduction was completed. Our domestic office supply superstores now stock approximately 7,900 SKUs, including variations in color and size, and our domestic Customer Service Centers ("CSCs") stock approximately 10,200 SKUs.

We buy substantially all of our merchandise directly from manufacturers and other primary suppliers. In some cases, we also have begun to source our own merchandise from offshore locations under private label brands that are exclusive to Office Depot and Viking. In most cases, our suppliers deliver the merchandise directly to our CSCs, cross-dock facilities or stores. Our supply chain operations, including the cross-docks, use a customized system to manage the inbound flow of merchandise with the goal of minimizing our landed cost. This system enables us to maintain optimal in-stock positions by permitting a shorter lead time for reordering at the stores and CSCs, while still meeting the minimum ordering requirements of our vendors. The use of cross-docks also reduces our freight costs by centralizing the receiving function.

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

Buyers are responsible for selecting and purchasing merchandise. For merchandise offered to our retail store, direct mail and Internet customers, our operating management determines pricing based upon buyer recommendations. Our contract sales force in our BSG determines the price of products sold to our contract customers. Replenishment buyers monitor inventory levels and initiate product reorders with the assistance of our customized replenishment system. This system allows buyers to devote more time to selecting products, developing new product lines, analyzing competitive developments and negotiating with vendors to obtain more favorable prices and product availability. We transmit purchase orders by EDI to a significant number of our vendors, and we electronically receive Advance Shipment Notices and invoices back from them. This method of electronic ordering expedites orders and promotes accuracy and efficiency. We plan to continue to expand this program to the remainder of our vendors.

We buy substantially all of our inventory directly from manufacturers in large quantities without using a central warehouse. We maintain substantially all of our inventory on the sales floors of our stores, at our cross-docks and at our CSCs.

STORE STRATEGY

Our retail stores conform to a model designed to achieve cost efficiency by minimizing rent and eliminating the need for a central warehouse. Each store displays virtually all its inventory on the sales floor using low-profile fixtures, pallets, bins and industrial steel shelving, permitting the bulk stacking of inventory and quick and efficient restocking. Shelving is positioned to form aisles large enough to comfortably accommodate customer traffic and merchandise movement. During 2001, we further enhanced the shopping experience with the installation of new lighting, signage, and broadband Internet capabilities across our entire North American Retail chain.

Our stores sell primarily to small offices/home offices and individual consumers. We carry a wide selection of merchandise, including brand name office supplies, business machines and computers, computer software, office furniture and other business-related products. Each store also contains a multipurpose copy and print center offering printing, reproduction, mailing, shipping, and other services. Through our partnership with UPS, we established UPS shipping centers within our North American Retail stores. This enables us to offer our customers a full selection of packaging and shipping supplies, as well as the complete portfolio of U.S. domestic and international UPS shipping services at regular UPS Customer Counter rates.

CATALOG PRODUCTION AND CIRCULATION

We use our catalogs to market directly to both existing and prospective customers throughout the world. Separate catalog assortments promote our dual brand (Office Depot(R) and Viking Office Products(R)) mail order strategy. We currently circulate both Office Depot(R) and Viking Office Products(R) brand catalogs through our BSG and International Division. Each catalog is printed in full color with pictures and narrative descriptions that emphasize key product benefits and features. We have developed a distinctive style for our catalogs, most of which are produced in-house by our designers, writers and production artists, using a computer-based catalog creation system.

Our Viking Office Products(R) brand catalog mailings include monthly sale catalogs, which are mailed to all active Viking customers and present our most popular items. A complete buyers guide, containing all of our products at the regular discount prices, is delivered to our Office Depot(R) and Viking Office Products(R) brand catalog customers every six months. This buyers guide, which is mailed to all of our active customers, varies in size between countries. Prospecting catalogs with special offers designed to attract new customers are mailed frequently. In addition, Office Depot(R) and Viking Office Products(R) specialty catalogs are delivered to selected customers monthly.

During 2001, we mailed approximately 307 million copies of Office Depot(R) and Viking(R) brand catalogs to existing and prospective customers. During 2000 and 1999, we mailed approximately 305 million and 296 million copies, respectively.

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

We have a low price guarantee policy for our Office Depot(R) brand products sold in stores and through catalogs. Under this policy, we will match any competitor's comparable lower price. This program assures customers that they can always receive low prices from us even during periodic sales promotions by our competitors. Monthly competitive pricing analyses are performed to monitor each market, and prices are adjusted as necessary to adhere to this pricing philosophy and ensure competitive positioning.

Our customers nationwide can place orders over the Internet, by telephone or by fax using toll-free telephone numbers that route the calls through call centers located in Florida, Georgia, Texas, Ohio, Connecticut, Kansas, New Jersey, Arizona and California. We electronically transmit any orders received at the call centers or via the Internet to the store or CSC closest to our customer for pick-up or delivery at a nominal delivery fee (free with a minimal order size). Orders are packaged, invoiced and shipped for next-day delivery or same-day delivery in the case of Viking orders in selected markets.

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

Our Office Depot public Web site--WWW.OFFICEDEPOT.COM--has won a number of awards from information technology industry and customer groups. Worldwide, we offer a total of 15 business-to-business electronic commerce sites. These sites have sophisticated work-flow components that help our customers electronically manage their ordering process for office supplies, with thousands of customer orders processed each day. Internet-enabled applications allow our suppliers to directly interact with our systems, improving order flow and supply chain management. We use our corporate Intranet to improve employee productivity and responsiveness and reduce our administrative costs.

EMPLOYEES

As of March 1, 2002, we had approximately 45,000 employees worldwide. Virtually all of these are full time employees. Our labor relations generally are good, and the overwhelming majority of our facilities are not organized by any labor union. In the most recent labor organizing activity in a large facility in California, our employees rejected the efforts of the labor union to organize that workforce.

INFORMATION INCORPORATED BY REFERENCE

The following information is included in Exhibit 13. Such information is set forth in Office Depot's 2001 Annual Report to Stockholders and is incorporated herein by reference:

     General description of our business segments - Pages 18-20
     Financial information about segments - Pages 20-25 and 50-51
     Revenues by product group - Page 20
     Seasonality of the business - Page 29
     Financial information about geographic areas - Page 51

EXECUTIVE OFFICERS OF THE REGISTRANT

BRUCE NELSON                                                  AGE: 57

Mr. Nelson has served as Chief Executive Officer of Office Depot, Inc. since July 17, 2000 and Chairman of our Board of Directors since December 29, 2001. Previously, he served both as President of Office Depot International and as President of our subsidiary, Viking Office Products, Inc. He has been one of our directors since he joined us in August 1998. From January 1996 until August 1998, he served as President and as a director of Viking. From July 1995 until January 1996, Mr. Nelson was Chief Operating Officer of Viking, and from January 1995 until July 1995, he was Executive Vice President of Viking. From 1990 until July 1994, Mr. Nelson was President and Chief Executive Officer of BT Office Products USA. He had previously worked for over 22 years at Boise Cascade Office Products in a number of executive positions.

JERRY COLLEY                                                  AGE: 49

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

ROBERT J. KELLER                                              AGE: 48

Mr. Keller has been President, Business Services Group since August 2000. Previously, he served as Executive Vice President, Business Services Division from June 1999 to August 2000 and Senior Vice President, Contract Sales from February 1998 to June 1999. Before joining Office Depot, Mr. Keller was Executive Vice President (1993 to 1998) and Senior Vice President (1988 to 1993) of Dunn & Bradstreet Corporation.

ROLF Van KALDEKERKEN                                          AGE: 58

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

CHARLES E. BROWN                                              AGE: 49

Mr. Brown has been our Executive Vice President and Chief Financial Officer since October 2001. Prior to assuming that position, Mr. Brown was our Senior Vice President, Finance and Controller since he joined our Company in May 1998. He was Senior Vice President and Chief Financial Officer of Denny's, Inc. from January 1996 until May 1998; from August 1994 until December 1995, he was Vice President and Chief Financial Officer of ARAMARK International; and from September 1989 until July 1994, he was Vice President and Controller of Pizza Hut International, a Division of PepsiCo, Inc.

JOCELYN CARTER-MILLER                                         AGE: 44

Ms. Carter-Miller joined our Company in February 2002 as Executive Vice President, Marketing, and Chief Marketing Officer. From 1992 to 2002, she was employed by Motorola, Inc. in various positions, including Corporate Vice President/Chief Marketing Officer and in various divisional capacities. From 1983 to 1991, Ms. Carter-Miller was employed by Mattel, Inc. in various marketing positions, including Vice President, Marketing and Product Development from 1987 to 1991. Ms. Carter-Miller is also a director of Principal Financial Group, Inc., a publicly traded company.

JAY CROSSON                                                   AGE: 51

Mr. Crosson has been our Executive Vice President, Human Resources since June 2001. From November 2000 until June 2001, he served as Senior Vice President, Human Resources and from July 2000 until November 2000, he was our Senior Vice President, HR Operations. He joined our Company in November 1997 as Vice President of Human Resources (Stores Division). Prior to joining our Company, Mr. Crosson served in various officer level human resources positions with Sherwin-Williams Company, Cleveland, Ohio.

DAVID C. FANNIN                                               AGE: 56

Mr. Fannin has been our Executive Vice President, General Counsel and Secretary since August 2000. Previously, he was Senior Vice President and General Counsel since he joined our Company in November 1998, and our Corporate Secretary since January 1999. Mr. Fannin was Executive Vice President, General Counsel and Corporate Secretary of Sunbeam Corporation, a manufacturer and wholesaler of durable household and outdoor consumer products, from January 1994 until

August 1998. In connection with his tenure at Sunbeam Corporation, Mr. Fannin was the subject of administrative proceedings brought by the U.S. Securities and Exchange Commission with respect to Section 17(a)(3) of the Securities Act of 1933. These proceedings culminated in Mr. Fannin's consent in May 2001 (without admitting or denying any liability) to the entry of a Commission cease-and-desist order.

PATRICIA MORRISON                                             AGE: 42

Ms. Morrison joined our Company in January 2002 as Executive Vice President and Chief Information Officer. From 2000 to December 2001, she was Vice President-Information Systems & Chief Information Officer of Quaker Oats Company. From 1997 to 2000, she was employed by the General Electric Company, as Chief Information Officer of GE Industrial Systems (1998-2000) and Chief Information Officer, GE Electrical Distribution & Control (1997-1998). Prior to her employment at GE, Ms. Morrison was employed by Procter & Gamble Company from 1981 to 1997, in various positions, including Manager-Management Systems for the Cosmetics & Fragrance Division (1995-1997); Associate Director - Center for Excellence (1993-1995) and Associate Director, U.S. Finance & Accounting Systems (1992-1993).

JAMES A. WALKER                                               AGE:  45

Mr. Walker has been Senior Vice President, Finance, and Controller since October 2001. Prior to assuming that position, Mr. Walker served as Vice President, Retail Stores Group Finance from 1999 until 2001. From May 1996 until February 1999, when he joined Office Depot, Mr. Walker served as Vice President, Financial Planning for Advantica Restaurants, Inc. (operator of Denny's(R)Restaurants); from May 1991 until May 1996, Mr. Walker was employed by PepsiCo, Inc. in various capacities in the finance and strategic planning areas.

Information with respect to our directors, including our executive officers who are also directors, is incorporated herein by reference to the information under the caption "Election of Directors/Biographical Information of the Candidates" in the Proxy Statement for our 2002 Annual Meeting of Stockholders.

ITEM 2.  PROPERTIES.

As of March 1, 2002, we operate 822 office supply stores in 44 states and the District of Columbia, 35 office supply stores in five Canadian provinces and 144 office supply stores (including those operated under licensing and joint venture agreements) in seven countries outside of the United States and Canada. We also operate 24 CSCs in 18 U.S. states and 24 CSCs in 13 countries outside of the United States. The following table sets forth the locations of these facilities.

                                                   STORES
-------------------------------------------------------------------------------------------------------------
                                 Stores
State/country               #    State/country                #     State/country                        #
-------------              ---   -------------                --    -------------                        --
UNITED STATES:
Alabama                     15   Kansas                         8   North Dakota                           2
Alaska                       2   Kentucky                      13   Ohio                                  11
Arizona                      3   Louisiana                     27   Oklahoma                              14
Arkansas                    10   Maryland                      14   Oregon                                15
California                 130   Michigan                      19   Pennsylvania                           9
Colorado                    26   Minnesota                     10   South Carolina                        14
Delaware                     1   Mississippi                   12   South Dakota                           1
District of Columbia         2   Missouri                      19   Tennessee                             23
Florida                     88   Montana                        2   Texas                                104
Georgia                     38   Nebraska                       5   Utah                                   4
Hawaii                       3   Nevada                        12   Virginia                              18
Idaho                        5   New Jersey                     5   Washington                            28
Illinois                    33   New Mexico                     4   West Virginia                          3
Indiana                     17   New York                      13   Wisconsin                             11
Iowa                         3   North Carolina                25   Wyoming                                1
                                                                                                         ---
                                                                    Total United States                  822


CANADA:                                                             FRANCE                                30
Alberta                      8                                      HUNGARY                                3
British Columbia             9                                      ISRAEL                                23
Manitoba                     3                                      JAPAN                                 10
Ontario                     13                                      MEXICO                                61
Saskatchewan                 2                                      POLAND                                15
                           ---                                      THAILAND                               2
Total Canada                35                                                                           ---
                                                                        Total Outside the                144
                                                                        United States


                                                      CSCS
-----------------------------------------------------------------------------------------------------------
                                 Stores
State/country               #    State/country                #     State/country                         #
-------------              ---   -------------                --    -------------                         --
UNITED STATES:
Arizona                      1  Massachusetts                   1  AUSTRALIA                               3
California                   3  Michigan                        1  BELGIUM                                 1
Colorado                     2  Minnesota                       1  FRANCE                                  2
Connecticut                  1  New Jersey                      1  ISRAEL                                  1
Florida                      2  North Carolina                  1  GERMANY                                 3
Georgia                      1  Ohio                            1  THE NETHERLANDS                         1
Illinois                     1  Texas                           2  IRELAND                                 1
Louisiana                    1  Utah                            1  ITALY                                   1
Maryland                     2  Washington                      1  JAPAN                                   2
                                                                   MEXICO                                  2
                                                                   POLAND                                  3
                                                                   SWITZERLAND                             1
                                                                   UNITED KINGDOM                          3
                                                                                                         ---
                                     Total United States       24  Total Outside the                      24
                                                                     United States

Most of our facilities are leased or subleased, with lease terms (excluding renewal options) expiring in various years through 2020, except for the 76 facilities and our corporate offices and systems data center, which we own. Our owned facilities are located in 18 states, primarily in Florida, Texas and California; two Canadian provinces; the United Kingdom; the Netherlands; Australia; Mexico and France.

We operate through retail stores under the Office Depot(R) and The Office Place(R) (in Ontario, Canada) names, and via the Internet, under 4Sure.com(R), Computers4Sure.com(R) and Solutions4Sure.com(R). Our contract and catalog businesses operate under the names Office Depot(R), Viking Office Products(R), Viking Direct(R) and Sands & McDougall(TM).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "ODP." As of March 1, 2002, there were 3,872 holders of record of our common stock. The last reported sale price of the common stock on the NYSE on March 1, 2002 was $19.00.

The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as quoted on the NYSE Composite Tape. These prices do not include retail mark-ups, mark-downs or commission.

                                                        High          Low
                                                        ----          ---
      2001

First Quarter                                          $10.200        $7.125
Second Quarter                                          10.650         8.250
Third Quarter                                           14.250         9.740
Fourth Quarter                                          18.580        13.330

      2000

First Quarter                                          $14.875        $9.875
Second Quarter                                          14.750         6.000
Third Quarter                                            8.313         5.875
Fourth Quarter                                           8.750         6.000

We have never declared or paid cash dividends on our common stock, and we do not currently intend to pay cash dividends in the foreseeable future. Earnings and other cash resources will continue to be used in the expansion of our business.

ITEM 6. SELECTED FINANCIAL DATA.

The information required by this Item is set forth in Exhibit 13.1 under the heading "Financial Highlights" as of and for the fiscal years ended December 29, 2001, December 30, 2000, December 25, 1999, December 26, 1998 and December 27, 1997. This information is set forth in our Annual Report to Stockholders for the fiscal year ended December 29, 2001 (on page 17) and is incorporated herein by this reference and made a part hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is set forth in Exhibit 13.1 under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Cautionary Statements for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." This information is set forth in our Annual Report to Stockholders for the fiscal year ended December 29, 2001 (on pages 18-32) and is incorporated herein by reference and made a part hereof.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is set forth in Exhibit 13.1 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." This information is set forth in our Annual Report to Stockholders for the fiscal year ended December 31, 2001 (on pages 28-29) and is incorporated herein by reference and made a part hereof.

ITEM 8. FINANCIAL STATEMENTS

The information required by this Item is set forth in Exhibit 13.1 under the headings "Independent Auditors' Report of Deloitte & Touche LLP on Consolidated Financial Statements," "Consolidated Balance Sheets," "Consolidated Statements of Earnings," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" as of December 29, 2001 and December 30, 2000 and for the fiscal years ended December 29, 2001, December 30, 2000 and December 25, 1999. This information is set forth in our Annual Report to Stockholders for the fiscal year ended December 29, 2001 (on pages 34-51) and is incorporated herein by this reference and made a part hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information concerning our executive officers is set forth in Item 1 of this Form 10-K under the caption "Executive Officers of the Registrant."

Information with respect to our directors is incorporated herein by reference to the information "Election of Directors/Biographical Information on the Candidates" in the Proxy Statement for our 2002 Annual Meeting of Stockholders.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for our 2002 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in the Proxy Statement for our 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the caption "Stock Ownership Information" in the Proxy Statement for our 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information with respect to such contractual relationships is incorporated herein by reference to the information under the captions "CEO Compensation" and "Contractual Arrangement with our Vice-Chairman, Irwin Helford" in the Proxy Statement for our 2002 Annual Meeting of Stockholders.

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

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the year ended December 29, 2001 except those disclosed in our 2001 Quarterly Reports on Form 10-Q, and the following report on Form 8-K filed in the fourth quarter ended December 29, 2001.

                       1. The Company filed a report dated November 28, 2001, which reported under Items 7 and 9 regarding a press release with respect to mid-quarter results for the fourth quarter of 2001.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of March 2002.
                                       OFFICE DEPOT, INC.

                                       By /s/ M. Bruce Nelson
                                          --------------------------------------
                                          M. Bruce Nelson
                                          Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 19, 2002.

         Signature                            Capacity
         ---------                            --------

/s/ M. Bruce Nelson              Chief Executive Officer (Principal Executive
----------------------------     Officer) and Chairman of the Board
M. Bruce Nelson


/s/ Irwin Helford                Vice Chairman and Director
----------------------------
Irwin Helford


/s/ Charles E. Brown             Executive Vice President, Finance and Chief
----------------------------     Financial Officer (Principal Financial Officer)
Charles E. Brown


/s/ James A. Walker              Senior Vice President, Finance and Controller
----------------------------     (Principal Accounting Officer)
James A. Walker


/s/ Lee A. Ault, III             Director
----------------------------
Lee A. Ault, III


/s/ Neil R. Austrian             Director
----------------------------
Neil R. Austrian


/s/ Cynthia R. Cohen             Director
----------------------------
Cynthia R. Cohen


/s/ David I. Fuente              Director
----------------------------
David I. Fuente


/s/ Brenda J. Gaines             Director
----------------------------
Brenda J. Gaines


/s/ Bruce S. Gordon              Director
----------------------------
Bruce S. Gordon


/s/ W. Scott Hedrick             Director
----------------------------
W. Scott Hedrick


/s/ James L. Heskett             Director
----------------------------
James L. Heskett


/s/ Michael J. Myers              Director
----------------------------
Michael J. Myers

/s/ Frank P. Scruggs, Jr.        Director
----------------------------
Frank P. Scruggs, Jr.


/s/ Peter J. Solomon             Director
----------------------------
Peter J. Solomon

INDEX TO FINANCIAL STATEMENTS


                                                                                            Page
                                                                                            ----
Independent Auditors' Report of Deloitte & Touche LLP on Consolidated Financial Statements    *

Consolidated Balance Sheets                                                                   *

Consolidated Statements of Earnings                                                           *

Consolidated Statements of Stockholders' Equity                                               *

Consolidated Statements of Cash Flows                                                         *

Notes to Consolidated Financial Statements                                                    *

Independent Auditors' Report of Deloitte & Touche LLP on Financial Statement Schedule        F-2


-------------------------

* Incorporated herein by reference to the respective information in our Annual
  Report to Stockholders for the fiscal year ended December 29, 2001.


          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Office Depot, Inc.:

We have audited the consolidated financial statements of Office Depot, Inc. as of December 29, 2001 and December 30, 2000 and for each of the three years in the period ended December 29, 2001, and have issued our report thereon dated February 13, 2002; such consolidated financial statements and report are included in the Company's Annual Report to Stockholders for the fiscal year ended December 29, 2001 and are incorporated herein by reference. Our audits also included the financial statement schedule of Office Depot, Inc. listed in the Index to Financial Statement Schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 13, 2002

                      INDEX TO FINANCIAL STATEMENT SCHEDULE


                                                                          Page
                                                                          ----

Schedule II - Valuation and Qualifying Accounts and Reserves               S-1

        All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere herein.

                                                                     SCHEDULE II

                               OFFICE DEPOT, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)



Column A            Column B           Column C             Column D            Column E
--------          ------------       -------------     -----------------       ----------
                                                         Deductions --
                   Balance at         Additions --         Write-offs,         Balance at
                  Beginning of        Charged to          Payments and           End of
Description         Period              Expense        Other Adjustments         Period
-----------       ------------       -------------     -----------------       ----------
Allowance for Doubtful
Accounts:

2001              $34,461              $23,475              $25,254              $32,682
2000               27,736               30,448               23,723               34,461
1999               25,927               22,940               21,131               27,736

Accrued Merger Costs:

2001              $ 3,920              $ 4,401              $ 3,417              $ 4,904
2000               21,268                6,146               23,494                3,920
1999               40,832               26,035               45,599               21,268



                                INDEX TO EXHIBITS



                                                                                                         Sequentially
Exhibit                                                                                                    Numbered
Number                                       Exhibit                                                         Page+
------                                       -------                                                     ------------
3.1                 Restated Certificate of Incorporation, as amended to date                                 1

3.2                 Bylaws                                                                                   13

4.1                 Form of Certificate representing shares of Common Stock                                   2

4.2                 Form of Indenture  (including form of LYON(R)) between the Company and The Bank of        3
                    New York, as Trustee

4.3                 Form of  Indenture  (including  form of LYON(R))  between  the Company and Bankers        4
                    Trust Company, as Trustee

4.4                 Rights  Agreement  dated as of September 4, 1996 between Office Depot,  Inc. and          5
                    ChaseMellon  Shareholder Services,  L.L.C., as Rights Agent,  including the form of Certificate of Designation,  Preferences  and Rights of Junior  Participating
                    Preferred  Stock,  Series A  attached  thereto  as Exhibit A, the form of Rights
                    Certificate  attached  thereto as Exhibit B and the  Summary of Rights  attached thereto as Exhibit C.

10.01               Revolving  Credit and Line of Credit  Agreement dated as of February 20, 1998 by          6
                    and among the Company and SunTrust Bank, Central Florida,  National Association,
                    individually  and as  Administrative  Agent;  Bank of America National Trust and
                    Savings  Association,   individually  and  as  Syndication  Agent;  NationsBank,
                    National  Association,  individually and as Documentation  Agent;  Royal Bank of
                    Canada,  individually  and as  Co-Agent;  Citibank,  N.A.,  individually  and as
                    Co-Agent;  The First  National  Bank of Chicago,  individually  and as Co-Agent;
                    CoreStates Bank,  N.A.; PNC Bank,  National  Association;  Fifth Third Bank; and
                    Hibernia  National  Bank.  (Exhibits to the Revolving  Credit and Line of Credit
                    Agreement have been omitted)

10.02               Office Depot, Inc. Long-Term Equity Incentive Plan*                                       7

10.03               1997-2001 Office Depot, Inc. Designated Executive Incentive Plan*                         6

10.04               Form of Indemnification Agreement, dated as of September 4, 1996, by and                  8
                    between Office Depot, Inc. and each of David I. Fuente, Cynthia R. Cohen, W.
                    Scott Hedrick, James L. Heskett, Michael J. Myers, Peter J. Solomon, William P.
                    Seltzer, and Thomas Kroeger

10.05               Executive Part-time Employment Agreement, dated as of September 30, 1999, by and          9
                    between Office Depot, Inc. and Irwin Helford

10.06               Revolving Credit Agreement dated as of May 10, 2001 by and among Office Depot,           12
                    Inc. and Suntrust Bank, individually and as Administrative Agent; Solomon Smith
                    Barney, Inc. (SSBI) and Bank One, N.A., as joint lead arrangers, SSBI as sole bookrunner; Citibank, N.A., individually and as sole Syndication Agent; Bank
                    One, N.A., individually and as Documentation Agent; and BNP Paribas and Wells
                    Fargo Bank, N.A. individually and as Co-Documentation Agents and First Union
                    National Bank, Fleet National Bank and the Royal Bank of Scotland.  (Exhibits
                    to the Revolving Credit Agreement have been omitted, but a copy may be obtained free of charge upon request to the Company)

10.07               Executive Severance Agreement, including Release and Non-competition Agreement,          10
                    dated September 19, 2000 by and between the Company and David I. Fuente
                    (schedules and exhibits omitted).

10.08               Executive Retirement Agreement dated July 17, 2000 by and between the Company            10
                    and Barry J. Goldstein (Attachment A omitted).

10.09               Executive Employment Agreement dated January 30, 2001 by and between the                 11
                    Company and Jerry Colley

10.10               Change of Control Agreement, dated as of January 30, 2001, by and between the            11
                    Company and Jerry Colley

10.11               Change of Control Agreement, dated as of May 28, 1998, by and between the                11
                    Company and Charles E. Brown




                                                                                                         Sequentially
Exhibit                                                                                                    Numbered
Number                                       Exhibit                                                         Page+
------                                       -------                                                     ------------
10.12               Executive Employment Agreement dated July 25, 2000 by and between the Company            11
                    and Robert J. Keller

10.13               Change of Control Agreement, dated as of July 25, 2000, by and between the               11
                    Company and Robert J. Keller

10.14               First Amendment dated December 21, 2000 to the Revolving Credit Agreement dated          11
                    as of June 2, 2000

10.15               Second Amendment dated December 21, 2000 to the Revolving Credit and Line of             11
                    Credit Agreement dated as of February 20, 1998

10.16               Executive Employment Agreement dated October 8, 2001 by and between the Company and Charles E. Brown

10.17               Executive Employment Agreement including Change of Control Agreement dated as of December 29, 2001 by and between the Company and M. Bruce Nelson

10.18               Consulting Agreement dated as of March 1, 2002 by and between the Company and
                    Irwin Helford

13.1                Certain portions of the Company's Annual Report to Stockholders

21.1                List of subsidiaries

23.1                Consent of Deloitte & Touche LLP

----------------

+ This information appears only in the manually signed original copies of this report.
*     Management contract or compensatory plan or arrangement.
(1) Incorporated by reference to the respective exhibit to the Proxy Statement for the Company's 1995 Annual Meeting of Stockholders.
(2) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-39473.
(3) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-54574.
(4) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-70378.
(5) Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on September 6, 1996.
(6) Incorporated by reference to the respective exhibit to the Company's Annual Report on Form 10-K for the year ended December 27, 1997.
(7) Incorporated by reference to the respective exhibit to the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders.
(8) Incorporated by reference to the respective exhibit to the Company's Annual Report on Form 10-K for the year ended December 28, 1996.
(9) Incorporated by reference to the respective exhibit to the Company's Annual Report on Form 10-K for the year ended December 25, 1999.
(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on October 31, 2000.
(11) Incorporated by reference to the respective exhibit to the Company's Annual Report on Form 10-K for the year ended December 30, 2000.
(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on July 28, 2001.
(13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 2, 2001.

Upon request, the Company will furnish a copy of any exhibit to this report upon the payment of reasonable copying and mailing expenses.