Form 10-Q
period 2002-03-30
OFFICE DEPOT INC
filed 2002-05-01
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[x]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2002

or

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _________________

Commission file number 1-10948

OFFICE DEPOT, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-2663954

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Old Germantown Road; Delray Beach, Florida	33445

(Address of principal executive offices)	(Zip Code)

(561) 438-4800

(Registrant’s telephone number, including area code)

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

The registrant had 308,343,708 shares of common stock outstanding as of April 25, 2002.

Item 1	FINANCIAL STATEMENTS

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	As of	As of
	March 30,	December 29,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$844,628	$563,410
Receivables, net	763,953	781,476
Merchandise inventories, net	1,025,793	1,259,522
Deferred income taxes and other current assets	152,330	148,490
Prepaid expenses	59,887	53,292

Total current assets	2,846,591	2,806,190
Property and equipment, net	1,102,879	1,110,011
Goodwill, net	244,162	244,259
Other assets	170,361	171,183

Total assets	$4,363,993	$4,331,643

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$992,799	$1,060,968
Accrued expenses and other current liabilities	561,779	612,999
Income taxes payable	115,484	109,026
Current maturities of long-term debt	324,795	318,521

Total current liabilities	1,994,857	2,101,514
Deferred income taxes and other credits	68,686	64,139
Long-term debt, net of current maturities	313,469	315,331
Zero coupon, convertible subordinated notes	2,243	2,221
Commitments and contingencies:
Stockholders’ equity:
Common stock — authorized 800,000,000 shares of $.01 par value; issued 389,410,454 in 2002 and 385,538,340 in 2001	3,894	3,855
Additional paid-in capital	1,057,501	1,007,088
Unamortized value of long-term incentive stock grants	(2,532)	(2,578)
Accumulated other comprehensive loss	(76,033)	(71,273)
Retained earnings	1,820,443	1,717,734
Treasury stock, at cost – 83,121,610 shares in 2002 and 82,443,170 in 2001	(818,535)	(806,388)

Total stockholders’ equity	1,984,738	1,848,438

Total liabilities and stockholders’ equity	$4,363,993	$4,331,643

The accompanying notes are an integral part of these statements.

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	13 Weeks Ended	13 Weeks Ended
	March 30, 2002	March 31, 2001

Sales	$3,040,615	$3,017,914
Cost of goods sold and occupancy costs	2,157,424	2,211,063

Gross profit	883,191	806,851
Store and warehouse operating and selling expenses	602,056	610,303
General and administrative expenses	116,111	98,061
Other operating expenses	1,116	1,569

Operating profit	163,908	96,918
Other income (expense):
Interest income	2,896	1,607
Interest expense	(11,267)	(10,281)
Miscellaneous income, net	2,477	1,163

Earnings before income taxes	158,014	89,407
Income taxes	55,305	33,078

Net earnings	$102,709	$56,329

Earnings per common share:
Basic	$0.34	$0.19
Diluted	0.32	0.19

The accompanying notes are an integral part of these statements.

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	13 Weeks Ended	13 Weeks Ended
	March 30, 2002	March 31, 2001

Cash flows from operating activities:
Net earnings	$102,709	$56,329
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	49,127	48,280
Provision for losses on inventories and receivables	27,867	35,565
Changes in working capital	112,670	206,240
Other operating activities, net	4,051	16,580

Net cash provided by operating activities	296,424	362,994

Cash flows from investing activities:
Capital expenditures, net of proceeds from sales	(35,818)	(27,495)

Net cash used in investing activities	(35,818)	(27,495)

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	42,987	3,400
Acquisition of treasury stock	(12,166)	—
Payments on long- and short-term borrowings	(5,029)	(336,146)

Net cash provided by (used in) financing activities	25,792	(332,746)

Effect of exchange rate changes on cash and cash equivalents	(5,180)	(19,849)

Net increase (decrease) in cash and cash equivalents	281,218	(17,096)
Cash and cash equivalents at beginning of period	563,410	151,482

Cash and cash equivalents at end of period	$844,628	$134,386

Supplemental disclosure of other cash flow activities:
Interest received	$2,781	$163
Interest paid	(19,435)	(8,878)
Income taxes paid	(44,062)	(1,838)

Supplemental disclosure of non-cash investing and financing activities:
Additional paid-in capital related to income tax benefits on stock options exercised	5,815	—
Assets acquired under capital leases	7,722	—

The accompanying notes are an integral part of these statements.

OFFICE DEPOT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Tabular amounts in thousands)

Note A – Basis of Presentation

Office Depot, Inc., (the “Company”) is the world’s largest seller of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The balance sheet at December 29, 2001 has been derived from audited financial statements at that date. The condensed interim financial statements as of March 30, 2002 and for the 13-week period ending March 30, 2002 (also referred to as “the first quarter of 2002”) and March 31, 2001 (also referred to as “the first quarter of 2001”) are unaudited. However, in our opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Certain prior year amounts have been reclassified to conform to current year presentation.

These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of the Company and its financial statements, it is recommended that these condensed interim financial statements be read in conjunction with the Company’s audited financial statements for the year ended December 29, 2001, which are included in our 2001 Annual Report on Form 10-K, filed on March 19, 2002.

Note B – Goodwill and Other Intangible Assets

Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangibles, was effective for Office Depot at the beginning of fiscal year 2002. As provided under this Statement, the initial testing of goodwill for possible impairment will be completed within the first six months of 2002 and final testing, if possible impairment has been identified, by the end of the year. The initial classification of $244.3 million of goodwill and $9.9 million of other intangible asset amounts allocated to segments are listed below:

	Original	Beginning of
	Value	Fiscal Year 2002

North American Retail
Goodwill	$1,889	$1,423
Business Services Group
Goodwill	267,774	214,320
Marketing-related intangible assets	10,450	8,229
International
Goodwill	40,538	28,516
Marketing-related intangible assets	2,104	1,679

Based on a tax election made in April 2002, goodwill relating to a 2001 acquisition now will be deductible for tax purposes. Goodwill allocated to the Business Services Group will increase by approximately $16.2 million, and deferred tax assets will be reduced by a like amount during the second quarter of 2002. The change will not affect the results of operations for the period.

Amortization of intangible assets totaled $0.1 million for the first quarter of 2002, and amortization of goodwill and intangible assets totaled $1.8 million for the first quarter of 2001. Without this amortization, pro forma net earnings would have increased approximately $1.1 million for the first quarter of 2001. Reported earnings per share would not have been affected. It is anticipated that amortization of intangible assets will continue at approximately $0.5 million per year for each of the next five years

Note C – Comprehensive Income

Comprehensive income represents all non-owner changes in stockholders’ equity and consists of the following:

	First Quarter

	2002	2001

Net earnings	$102,709	$56,329
Foreign currency translation adjustments	(4,760)	(22,345)

Total comprehensive income	$97,949	$33,984

Note D – Stock Repurchase

In 2001, the Board of Directors approved stock repurchases of up to $50 million per year, until cancelled by the Board. During the first quarter of 2002, the Company repurchased 679,928 shares at a total cost of $12.2 million plus commissions.

Note E – Long-Term Debt

The Company’s existing 364-day credit agreement provides up to $255.0 million of working capital availability through May 2002. The Company also has a domestic credit facility that provides working capital and letters of credit capacity totaling $300.0 million through February 2003. As of March 30, 2002 we had no outstanding borrowings under these agreements. Outstanding letters of credit at March 30, 2002 totaled $39.1 million.

Subsequent to the quarter end, the Company replaced the 364-day credit agreement, the domestic credit facility and the existing Yen facilities with a single $600 million credit agreement. Refer to Note I — Subsequent Events for further discussion.

Note F – Earnings Per Share (“EPS”)

The information required to compute basic and diluted EPS is as follows:

	First Quarter

	2002	2001

Basic:
Weighted average number of common shares outstanding	303,504	296,095

Diluted:
Net earnings	$102,709	$56,329
Interest expense related to convertible notes, net of income taxes	1,902	1,755

Adjusted net earnings	$104,611	$58,084

Weighted average number of common shares outstanding	303,504	296,095
Shares issued upon assumed conversion of convertible notes	13,845	13,845
Shares issued upon assumed exercise of dilutive stock options	8,878	2,599

Shares used in computing diluted EPS	326,227	312,539

Options to purchase 8.5 million shares of common stock were not included in the computation of diluted earnings per share for the first quarter of 2002, because their weighted average effect would have been anti-dilutive.

Note G – Segment Information

The following is a summary of the Company’s significant accounts and balances by segment for the first quarters of 2002 and 2001, reconciled to the consolidated totals.

			Earnings Before
	Sales		Income Taxes

	2002	2001	2002	2001

North American Retail Division	$1,621,851	$1,611,162	$122,962	$75,065
Business Services Group	992,681	980,979	97,790	55,888
International Division	426,764	426,624	62,199	65,667

Total reportable segments	3,041,296	3,018,765	282,951	196,620
Eliminations and other	(681)	(851)	(124,937)	(107,213)

Total	$3,040,615	$3,017,914	$158,014	$89,407

A reconciliation of earnings before income taxes from reportable segments to earnings before income taxes in the condensed consolidated financial statements is as follows:

	2002	2001

Total from reportable segments	$282,951	$196,620
General and administrative expenses	(116,111)	(98,061)
Interest income	2,896	1,607
Interest expense	(11,258)	(10,269)
Other operating expenses	(464)	(490)

Earnings before income taxes	$158,014	$89,407

	Assets

	March 30,	December 29,
	2002	2001

North American Retail Division	$1,577,502	$1,803,042
Business Services Group	1,045,004	1,198,355
International Division	878,296	864,201

Total reportable segments	3,500,802	3,865,598
Other	863,191	466,045

Total	$4,363,993	$4,331,643

Note H – New Accounting Standards

Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets, was effective for Office Depot at the beginning of fiscal year 2002. Under this Statement, goodwill and intangible assets with indeterminate lives are no longer amortized, but are tested annually for possible impairment. Intangible assets with useful lives that are subject to estimation continue to be amortized over that period. Amortization of identifiable assets for the first quarter of 2002 was $0.1 million while amortization of goodwill and intangible assets for the first quarter of 2001 was $1.8 million. Under this Statement, initial testing of goodwill for possible impairment must be conducted within six months of adoption and completed by the end of 2002. We have not yet completed the testing of goodwill and, accordingly, cannot estimate the full impact of this Statement on the Company’s results of operations.

In July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. This Statement requires capitalizing any retirement costs as part of the total cost of the related long-lived asset and subsequently allocating the total expense to future periods using a systematic and rational method. Adoption of this Statement is required for Office Depot with the beginning of fiscal year 2003. We have not yet completed our evaluation of the impact of adopting this Statement.

Note I – Subsequent Events

On April 24, 2002 the Company replaced its 364-day credit agreement, domestic credit facility, and its yen facilities with a single credit facility through a syndicate of banks, financial institutions and other lenders. This new revolving credit facility (the “New Credit Facility”) provides for borrowings in the aggregate amount of $600 million, including up to $150 million for standby and trade letter of credit issuance. The New Credit Facility is a 3-year unsecured revolving credit facility maturing on April 24, 2005. The New Credit Facility has the availability for U.S. Dollar borrowings up to the full amount of the facility, and for Yen borrowings up to an equivalent of $100 million U.S. Dollars. Borrowings will bear interest at a benchmark variable rate plus a spread determined at the time of usage. For U.S. Dollar borrowings, interest will be based on the then-current London Interbank Offering Rate (LIBOR). For international borrowings, interest will be based on the then-current Eurocurrency rate. The benchmark rates can be specified by the Company for periods of one, two, three or six months. Based on the Company's current credit ratings, all borrowings would include a spread of 0.925%.

The covenants contained in the New Credit Facility are similar to those in the credit facilities existing as of March 30, 2002.

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Office Depot, Inc., which includes our subsidiaries, is the largest seller of office products and services in the world. We sell to consumers and businesses of all sizes through our three business segments: North American Retail Division, Business Services Group (“BSG”) and International Division.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2001 Annual Report on Form 10-K. This MD&A contains significant amounts of forward-looking information. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “project,” “probably,” “should” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements. Our Cautionary Statements, which you will find immediately following this MD&A and following the MD&A in our 2001 Annual Report on Form 10-K, apply to these forward-looking statements.

RESULTS OF OPERATIONS

While total sales increased slightly for the first quarter of 2002 compared to the same period in 2001, certain profitability measures improved significantly. Operating profit increased 69% to $163.9 million and diluted earnings per share increased 68% to $0.32. The improvements reflect a strong gross margin contribution from the North American businesses, partially offset by expansion-related costs from international operations. The increased profitability comes amid continued softness in portions of the U.S. and international economies.

Overall

	First Quarter 2002		First Quarter 2001

	$ in Millions	Percentage of Sales	$ in Millions	Percentage of Sales

Sales	$3,040.6	100.0%	$3,017.9	100.0%
Cost of goods sold and occupancy costs	2,157.4	71.0%	2,211.1	73.3%

Gross profit	883.2	29.0%	806.8	26.7%
Store and warehouse operating and selling expenses	602.1	19.8%	610.3	20.2%

Store and warehouse operating profit	$281.1	9.2%	$196.5	6.5%

Overall sales increased 1% to $3.0 billion in the first quarter of 2002 compared to the same period of 2001. Comparable sales in our stores and delivery centers worldwide that have been open for more than one year decreased one percent for the quarter. Worldwide e-commerce sales grew 36% to $488.3 million during the first quarter of 2002, as compared to $359.4 million in the same period of 2001. These sales are comprised of all worldwide e-commerce transactions, including those from our domestic public Web sites, (www.officedepot.com and www.vikingop.com), our three contract business-to-business sites, as well as our 11 international Web sites. For business segment reporting purposes, these sales are reported in the appropriate business segment.

Gross profit as a percentage of sales increased to 29.0% in the first quarter of 2002 from 26.7% in 2001. The increase reflects a North American Retail inventory rationalization program that depressed gross profit in 2001, the continued shift away from lower-margin technology products and more disciplined contract pricing in the Business Services Group.

Store and warehouse operating and selling expenses decreased, primarily from efficiencies and cost control in warehouse and call center operations.

North American Retail Division

	First Quarter 2002		First Quarter 2001

	$ in Millions	Percentage of Sales	$ in Millions	Percentage of Sales

Sales	$1,621.9	100.0%	$1,611.2	100.0%
Cost of goods sold and occupancy costs	1,228.5	75.7%	1,270.6	78.9%

Gross profit	393.4	24.3%	340.6	21.1%
Store and warehouse operating and selling expenses	269.8	16.7%	264.4	16.4%

Segment operating profit	$123.6	7.6%	$76.2	4.7%

North American Retail Division sales increased less than one percent to $1.6 billion in the first quarter of 2002, compared to the same period of 2001. Comparable sales in the 820 stores that have been open for more than one year decreased almost 2% in the first quarter of 2002. Comparable sales of computer hardware declined by 13% and office furniture declined 4%; however, comparable sales of office and machine supplies increased for the quarter.

Gross profit as a percent of sales increased to 24.3% for the first three months of 2002, reflecting the continued shift in product mix away from lower-margin technology products and the impact in 2001 of our SKU rationalization program. During the business review that was conducted in the latter half of 2000, we decided to reduce the inventory assortment in our North American Retail stores to focus on the items that our core business customers need most often. This program was substantially completed in the first quarter of 2001, and promotional pricing was used to complete the process.

Store operating and selling expenses increased from somewhat higher payroll-related expenses, facilities costs and advertising, partially offset by lower credit handling fees.

Business Services Group

	First Quarter 2002		First Quarter 2001

	$ in Millions	Percentage of Sales	$ in Millions	Percentage of Sales

Sales	$992.7	100.0%	$981.0	100.0%
Cost of goods sold and occupancy costs	674.6	68.0%	684.1	69.7%

Gross profit	318.1	32.0%	296.9	30.3%
Store and warehouse operating and selling expenses	220.3	22.1%	239.7	24.5%

Segment operating profit	$97.8	9.9%	$57.2	5.8%

BSG sales increased 1% in the first quarter of 2002 compared to the first quarter of 2001; however, comparable sales decreased almost 3% for the period. Sales were soft across all customer classes reflecting continued softness in the domestic economy. While some regions showed gains, the Central and Western regions continued to show sales declines. Sales of furniture and technology products declined, while sales of machine supplies increased.

Gross profit as a percentage of sales increased to 32.0% for the first quarter of 2002, primarily from more disciplined contract pricing on volume-based purchases.

Store and warehouse operating and selling expenses as a percentage of sales decreased to 22.1% for the first quarter of 2002. Operational efficiencies in our warehouses and call centers initiated last year allowed us to lower costs while improving customer service. Payroll, delivery and advertising expenses declined for the first quarter of 2002 compared to the same period of 2001.

International Division

	First Quarter 2002		First Quarter 2001

	$ in Millions	Percentage of Sales	$ in Millions	Percentage of Sales

Sales	$426.8	100.0%	$426.6	100.0%
Cost of goods sold and occupancy costs	254.7	59.7%	256.7	60.2%

Gross profit	172.1	40.3%	169.9	39.8%
Store and warehouse operating and selling expenses	112.2	26.3%	106.6	25.0%

Segment operating profit	$59.9	14.0%	$63.3	14.8%

Sales in our International Division were flat for the first quarter of 2002 as compared to the respective period of 2001. The strong U.S. dollar resulted in foreign currency translations that adversely affected sales during the quarter by approximately $19.5 million. Excluding the foreign currency effect, sales in our International Division increased 4.6% over the first quarter of 2001, primarily resulting from new operations in Europe along with increased e-commerce sales. Although we continued to experience weak sales in Japan, operating losses in that country were reduced. We anticipate some sales softness in our European catalog operations for the next few quarters, attributable to the impact of a soft global economy.

Gross profit as a percentage of sales increased for the first quarter of 2002, primarily as a result of a shift in product mix in our catalog operations.

Store and warehouse operating and selling expenses as a percentage of sales increased to 26.3% for the first quarter of 2002. The continued expansion of our contract business into European countries resulted in an increase in payroll and facilities costs for the period. Future results of operations will be adversely affected by expansion activity until sales growth is able to overcome the build-up in initial infrastructure costs.

Unfavorable exchange rates negatively impacted International operating profit by approximately $2.2 million for the quarter.

Corporate and Other

Income and expenses not allocated to the store and warehouse operating profit of our segments consist of pre-opening expenses, general and administrative expenses, our share of joint venture earnings, interest income and expense, income taxes and inter-segment transactions.

General and Administrative Expenses: As a percentage of sales, general and administrative expenses increased in the first quarter of 2002 to 3.8% of sales from 3.2% of sales in the first quarter of 2001. This increase primarily results from additional payroll-related expenses from functions supporting domestic and international expansion.

Interest Income and Expense: Interest income increased in the first quarter of 2002 by approximately $1.3 million over the first quarter of 2001 because of a higher average cash balance. The increase in interest expense resulted from an increase in long-term debt over the corresponding quarter in 2001. The higher long-term debt balance was attributable to the issuance of $250 million in senior subordinated notes during July 2001.

Miscellaneous Income: Miscellaneous income, net increased $1.3 million in the first quarter of 2002 from the first quarter of 2001, reflecting the impact of new accounting rules that stopped the amortization of goodwill as of the beginning of fiscal year 2002.

Income taxes: The effective income tax rate declined to 35% for the first quarter of 2002, compared to 37% for the first quarter of 2001, primarily because of the increased proportion of International income which is taxed at lower effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Our operating cash flows for the first three months of 2002 were $66.6 million lower than the same period in 2001. Lower cash flow from changes in working capital of $93.6 million more than offset the increase in net income for the quarter. Total inventory levels decreased $233.7 million, reflecting our on-going initiatives to trim inventories and improve turnover, as well as the seasonal reduction that generally occurs in the first quarter. Total inventory decreased $306.4 million in the first quarter of 2001, as a result of the SKU reduction program, increased inventory turnover and seasonal influences.

Capital expenditures in the first quarter of 2002 were $8.3 million higher than in the first quarter of 2001. The increase related to the purchase of new financial and human resources software, as well as the expansion of our contract business into European countries.

Cash flows from financing activities provided $25.8 million in the first quarter of 2002, primarily from benefit plan transactions. During the first quarter of 2002, we repurchased $12.2 million of our stock under a stock repurchase program authorized by our Board of Directors that allows us to repurchase up to $50 million annually, until cancelled by the Board. The use of cash in 2001 primarily resulted from payments of $336.1 million on our short- and long-term domestic bank borrowings. (See Note D of the Notes to the Condensed Consolidated Financial Statements for more information regarding our stock repurchase program, and Note E for information on our bank borrowings.)

Subsequent to the quarter-end, we entered into an agreement to replace our existing 364-day credit agreement, the domestic credit facility and the Yen facilities. This new agreement provides for borrowings in the aggregate amount of $600 million, including up to $150 million for standby and trade letter of credit issuance. (Refer to Note I of the Notes to the Condensed Consolidated Financial Statements for further discussion.)

At March 30, 2002, approximately $236 million of zero coupon, convertible subordinated notes were classified as current maturities of long-term debt. The holders of these securities have the one-day option to require the Company to repurchase these notes on December 11, 2002 at $781.19 per note, representing the original issue price plus accrued interest. If these securities are put to the Company on that date, we may choose to pay the holders in cash, common stock or a combination of the two. The holders may also convert these notes at any time into common stock at a rate of 43.895 shares per note. The likelihood of holders exercising their put option on December 11, 2002 will be influenced by the potential value of converting into common stock at the stated conversion ratio. If the note holders do not exercise their put option, the securities will be reclassified as long-term obligations during the fourth quarter of 2002.

NEW ACCOUNTING STANDARDS

Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, was effective for Office Depot at the beginning of fiscal year 2002. Under this Statement, goodwill and intangible assets with indeterminate lives are no longer amortized, but are tested annually for possible impairment. Intangible assets with useful lives that are subject to estimation continue to be amortized over that period. Amortization of identifiable assets for the first quarter of 2002 was $0.1 million while amortization of goodwill and intangible assets for the first quarter of 2001 was $1.8 million. Under this Statement, initial testing of goodwill for possible impairment must be conducted within six months of adoption and completed by the end of 2002. We have not yet completed the testing of goodwill and, accordingly, cannot estimate the full impact of this Statement on the Company's results of operations.

In July 2002, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. This Statement requires capitalizing any retirement costs as part of the total cost of the related long-lived asset and subsequently allocating the total expense to future periods using a systematic and rational method. Adoption of this Statement is required for Office Depot with the beginning of fiscal year 2003. We have not yet completed our evaluation of the impact of adopting this Statement.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on amounts reported in these financial statements. A summary of those significant accounting policies can be found in our 2001 Annual Report on Form 10-K, filed on March 19, 2002 in the Notes to the Consolidated Financial Statements, Note A. In particular, judgment is used in areas such as income recognition for cooperative advertising and vendor programs, determining the allowance for uncollectible accounts, the provision for sales returns and allowances, self-insurance accruals, adjustments to inventory valuations, and provisions for store closures and asset impairments.

CAUTIONARY STATEMENTS for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

In December 1995, the Private Securities Litigation Reform Act of 1995 (the “Act”) was enacted by the United States Congress. The Act, as amended, contains certain amendments to the Securities Act of 1933 and the Securities Exchange Act of 1934. These amendments provide protection from liability in private lawsuits for “forward-looking” statements made by public companies. We want to take advantage of the “safe harbor” provisions of the Act. In doing so, we have disclosed these forward-looking statements by informing you in specific cautionary statements of the circumstances which may cause the information in these statements not to transpire as expected.

This Quarterly Report on Form 10-Q contains both historical information and other information that you may use to infer future performance. Examples of historical information include our quarterly financial statements and the commentary on past performance contained in our MD&A. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that, with the exception of information that is clearly historical, all the information contained in this Quarterly Report on Form 10-Q should be considered to be “forward-looking statements” as referred to in the Act. Without limiting the generality of the preceding sentence, any time we use the words “estimate,” “project,” “intend,” “expect,” “believe,” “anticipate,” “continue,” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature.

Forward-looking information involves risks and uncertainties, including certain matters that we discuss in more detail below and in our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. This information is based on various factors and important assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements in this Quarterly Report. In particular, the factors we discuss below and in our 2001 Annual Report on Form 10-K could affect our actual results and could cause our actual results during the remainder of 2002 and in future years to differ materially from those expressed in any forward-looking statement made by us in this Quarterly Report on Form 10-Q. Those Cautionary Statements contained in our 2001 Annual Report on Form 10-K are incorporated herein by this reference to them; and, in addition, we urge you to also consider the following cautionary statements:

Competition: We compete with a variety of retailers, dealers and distributors in a highly competitive marketplace that includes high-volume office supply chains, warehouse clubs, computer stores, contract stationers and well-established mass merchant retailers. Even grocery and drug store chains have begun to carry at least limited supplies of basic office supplies and technology items. Well-established mass merchant retailers have the financial and distribution ability to compete very effectively with us should they choose to enter the office superstore retail category, Internet office supply or contract stationer business or substantially expand their offering in their existing retail outlets. This could have a material adverse effect on our business and results of our operations.

International Activity: We have operations in a number of international markets. We intend to enter additional international markets as attractive opportunities arise. Each entry could take the form of a start-up, acquisition of stock or assets or a joint venture or licensing arrangement. In addition to the risks described above (in our domestic operations), internationally we face such risks as foreign currency fluctuations, unstable political and economic conditions, and, because some of our foreign operations are not wholly-owned, compromised operating control in certain countries. Recent world events have served to underscore even further the risks and uncertainties of operating in other parts of the world. Risks of civil unrest, war and economic crisis in portions of the world outside North America in which we operate represent a more significant factor than may have been the case in the past. Also, we have experienced significant fluctuations in foreign currency exchange rates, which have resulted in lower than anticipated sales and earnings in our International Division. Our results may continue to be adversely affected by these fluctuations in the future. In addition, we do not have a large group of managers experienced in international operations and will need to recruit additional management resources to successfully compete in many foreign markets. All of these risks could have a material adverse effect on our financial position or our results from operations. Moreover, as we increase the relative percentage of our business that is operated globally, we also increase the impact these factors have on our future operating results. Our start-up operation in Japan, in particular, has proven to be unprofitable to date and, in fact, has generated losses that have materially affected our financial results in the past and are expected to do so for some time in the future. Because of differing commercial practices, laws and other factors, our ability to use the Internet and e-commerce to substantially increase sales in international locations may not progress at the same rate as in North America.

Economic Downturn: In the past decade, the favorable United States economy has contributed to the expansion and growth of retailers. Our country has experienced low inflation, low interest rates, low unemployment and an escalation of new businesses. The economy has recently begun to show signs of a downturn. The Federal Reserve dramatically reduced interest rates throughout 2001 in recognition of the economic downturn. The overall stock market has been in a period of poor performance throughout 2001. The retail industry, in particular, continues to display signs of a slowdown, with several specialty retailers, both in and outside our industry segment, failing to meet earnings expectations throughout 2001. One major discount retailer filed for bankruptcy protection earlier in 2002, further indicating that the slow economy is having an impact on the retail industry. This general economic slowdown may adversely impact our business and the results of our operations.

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

See the disclosure in our 2001 Annual Report on Form 10-K. We do not believe that the risk we face related to interest rate changes is materially different than it was at the date of the Annual Report.

Foreign Exchange Rate Risks

See the disclosure in our 2001 Annual Report on Form 10-K. We do not believe that the risk we face related to foreign currencies is materially different than it was at the date of the Annual Report.

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

Item 4 Submission of Matters to a Vote of Security Holders

We held an annual meeting of our stockholders on April 25, 2002 to vote on the following:

a)	To elect 12 directors to hold office until the next Annual Meeting of our stockholders or until their successors have been elected and qualified. Our stockholders voted to elect all 12 directors. Votes for and votes withheld, by nominee, were as follows:

Nominee	For	Withheld

Lee A. Ault, III	271,479,149	3,551,450
Neil R. Austrian	273,012,611	2,017,988
Cynthia R. Cohen	273,022,372	2,008,227
David I. Fuente	272,969,829	2,060,770
Brenda J. Gaines	269,258,707	5,771,892
Bruce S. Gordon	270,796,825	4,233,774
W. Scott Hedrick	273,037,445	1,993,154
James L. Heskett	271,484,213	3,546,386
Michael J. Myers	269,984,205	5,046,394
Bruce Nelson	273,041,043	1,989,556
Frank P. Scruggs, Jr.	270,177,619	4,852,980
Peter J. Solomon	273,034,818	1,995,781

b)	To ratify our Board’s appointment of Deloitte & Touche LLP as our independent public accountants for the 2002 fiscal year. Our stockholders approved this matter with 265,921,999 votes for and 8,158,341 votes against. There were 950,259 abstentions.

c)	To consider the Company’s proposal to amend the Company’s Long Term Equity Incentive Plan. Our stockholders voted for this matter with 259,210,854 votes for and 14,646,225 votes against. There were 1,173,520 abstentions.

d)	To consider the establishment of an Executive Bonus Plan by which the Compensation Committee of our Board of Directors will establish bonus targets for the Company’s executive management employees. Our stockholders voted for this matter with 266,983,522 votes for and 6,890,634 votes against. There were 1,156,443 abstentions.

Item 6 Exhibits and Reports on Form 8-K

a)	10.1 Revolving Credit Agreement dated as of April 24, 2002 by and among Office Depot, Inc. and Citibank, N.A. as syndication agent; Fleet National Bank and BNP Paribas as documentation agents; Salomon Smith Barney Inc. and First Union Securities, Inc. as joint lend arrangers; Salomon Smith Barney Inc. as sole bookrunner; and Wachovia Bank, National Association as administrative agent for the lenders. (Exhibits to the Revolving Credit Agreement have been omitted, but a copy may be obtained free of charge upon request to the Company.)

b)	1.	A Current Report on Form 8-K was filed on February 13 regarding a press release issued with earnings information for fiscal year ended December 29, 2001 and an updated outlook for the first quarter of 2002.

	2.	A Current Report on Form 8-K was filed on February 14 announcing the intention of the Company’s Chairman and CEO to exercise certain stock options and to sell shares in the Company for diversification and estate planning purposes.

	3.	A Current Report on Form 8-K was filed on February 26 regarding an analysts meeting held on that day.

	4.	A Current Report on Form 8-K was filed on February 27 regarding an analysts meeting held on that day.

	5.	A Current Report on Form 8-K was filed on March 13 regarding an analysts meeting held on that day.

	6.	A Current Report on Form 8-K was filed on April 17 regarding a press release issued with earnings information for the quarter ended March 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC. (Registrant)

Date: April 30, 2002	By: /s/ M. Bruce Nelson M. Bruce Nelson Chief Executive Officer

Date: April 30, 2002	By: /s/ Charles E. Brown Charles E. Brown Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date: April 30, 2002	By: /s/ James A. Walker James A. Walker Senior Vice President, Finance and Controller (Principal Accounting Officer)