Form 10-Q
period 2002-06-29
OFFICE DEPOT INC
filed 2002-07-29
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)	[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 29, 2002

or

	[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

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

Yes [X]      No [   ]

The registrant had 309,199,044 shares of common stock outstanding as of June 29, 2002.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
NEW ACCOUNTING STANDARDS
CRITICAL ACCOUNTING POLICIES
CAUTIONARY STATEMENTS for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risks
Foreign Exchange Rate Risks
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES

Item 1. FINANCIAL STATEMENTS

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)
(Unaudited)

	As of	As of
	June 29,	December 29,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$967,401	$563,410
Receivables, net	756,004	781,476
Merchandise inventories, net	1,096,333	1,259,522
Deferred income taxes and other current assets	136,717	148,490
Prepaid expenses	72,629	53,292

Total current assets	3,029,084	2,806,190
Property and equipment, net	1,109,624	1,110,011
Goodwill, net	264,519	244,259
Other assets	182,586	171,183

	$4,585,813	$4,331,643

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,015,726	$1,060,968
Accrued expenses and other current liabilities	578,764	612,999
Income taxes payable	131,848	109,026
Current maturities of long-term debt	254,659	318,521

Total current liabilities	1,980,997	2,101,514
Deferred income taxes and other credits	63,453	64,139
Long-term debt, net of current maturities	402,083	315,331
Zero coupon, convertible subordinated notes	2,265	2,221
Commitments and contingencies
Stockholders’ equity:
Common stock — authorized 800,000,000 shares of $.01 par value; issued 392,943,992 in 2002 and 385,538,340 in 2001	3,929	3,855
Additional paid-in capital	1,110,323	1,007,088
Unamortized value of long-term incentive stock grants	(1,935)	(2,578)
Accumulated other comprehensive loss	(22,317)	(71,273)
Retained earnings	1,877,388	1,717,734
Treasury stock, at cost – 83,744,948 shares in 2002 and 82,443,170 in 2001	(830,373)	(806,388)

Total stockholders’ equity	2,137,015	1,848,438

Total liabilities and stockholders’ equity	$4,585,813	$4,331,643

The accompanying notes are an integral part of these statements.

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Sales	$2,644,314	$2,553,503	$5,684,929	$5,571,417
Cost of goods sold and occupancy costs	1,872,270	1,814,933	4,029,694	4,025,996

Gross profit	772,044	738,570	1,655,235	1,545,421
Store and warehouse operating and selling expenses	552,894	550,375	1,154,950	1,160,677
General and administrative expenses	124,793	108,802	240,904	206,863
Other operating expenses, net	1,646	(1,119)	2,762	450

	679,333	658,058	1,398,616	1,367,990
Operating profit	92,711	80,512	256,619	177,431
Other income (expense):
Interest income	5,494	2,217	8,390	3,824
Interest expense	(12,126)	(8,515)	(23,393)	(18,796)
Miscellaneous income (expense), net	1,528	(7,588)	4,005	(6,426)

Earnings before income taxes	87,607	66,626	245,621	156,033
Income taxes	30,662	24,652	85,967	57,730

Net earnings	$56,945	$41,974	$159,654	$98,303

Earnings per common share:
Basic	$0.19	$0.14	$0.52	$0.33
Diluted	0.18	0.14	0.50	0.33

The accompanying notes are an integral part of these statements.

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	26 Weeks Ended

	June 29,	June 30,
	2002	2001

Cash flow from operating activities:
Net earnings	$159,654	$98,303
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	99,317	97,744
Provision for losses on inventories and receivables	49,296	61,085
Changes in working capital	78,030	135,532
Loss on investment securities	—	8,500
Other operating activities, net	1,922	22,028

Net cash provided by operating activities	388,219	423,192

Cash flows from investing activities:
Purchases of investments and other assets	—	(6,842)
Capital expenditures, net of proceeds from sales	(76,441)	(71,546)

Net cash (used in) investing activities	(76,441)	(78,388)

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	81,733	8,851
Acquisition of treasury stock	(23,848)	—
Payments on long- and short-term borrowings, net	(5,688)	(292,565)

Net cash provided by (used in) financing activities	52,197	(283,714)

Effect of exchange rate changes on cash and cash equivalents	40,016	(22,963)

Net increase in cash and cash equivalents	403,991	38,127
Cash and cash equivalents at beginning of period	563,410	151,482

Cash and cash equivalents at end of period	$967,401	$189,609

Supplemental disclosure of other cash flow activities:
Interest paid	$27,050	$13,080
Income taxes paid	46,543	12,483
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital leases	$10,134	$535

The accompanying notes are an integral part of these statements.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Tabular amounts in thousands)

Note A – Basis of Presentation

Office Depot, Inc., including consolidated subsidiaries (the “Company”), is the world’s largest seller of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 29, 2001 has been derived from audited financial statements at that date. The condensed interim financial statements as of June 29, 2002 and for the 13- and 26-week periods ending June 29, 2002 (also referred to as “the second quarter of 2002” and “the first half of 2002,” respectively) and June 30, 2001 (also referred to as “the second quarter of 2001” and “the first half of 2001”) are unaudited. However, in our opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of the Company and its financial statements, we recommend reading these condensed interim financial statements in conjunction with the Company’s audited financial statements for the year ended December 29, 2001, which are included in our 2001 Annual Report on Form 10-K, filed on March 19, 2002.

Note B – Comprehensive Income

Comprehensive income represents all non-owner changes in stockholders’ equity and consists of the following:

	Second Quarter		First Half

	2002	2001	2002	2001

Net earnings	$56,945	$41,974	$159,654	$98,303
Other comprehensive income (loss):
Foreign currency translation adjustments	53,716	(6,542)	48,956	(28,887)

Total comprehensive income	$110,661	$35,432	$208,610	$69,416

Note C – Stock Repurchase

In 2001, the board of directors approved common stock repurchases of up to $50 million per year, subject to annual approval. During the second quarter of 2002, the Company repurchased 615,300 shares at a total cost of $11.7 million plus commissions. Purchases for the first half of 2002 totaled 1,295,228 shares at a cost of $23.8 million plus commissions.

Note D – Long-Term Debt

On April 24, 2002, the Company replaced its 364-day credit agreement, domestic credit facility, and its yen facilities with a single credit facility through a syndicate of banks, financial institutions and other lenders. This new revolving credit facility (the “New Credit Facility”) provides for borrowings in the aggregate amount of $600 million, including up to $150 million for issuance of standby and trade letters of credit. The New Credit Facility is a 3-year, unsecured revolving credit facility maturing on April 24, 2005. The New Credit Facility has the availability for U.S. dollar borrowings up to the full amount of the facility, and for yen borrowings up to an equivalent of $100 million U.S. dollars. Borrowings will bear interest at a benchmark variable rate plus a spread determined at the time of usage. For U.S. dollar borrowings, interest will be based on the then-current London Interbank Offering Rate (LIBOR). For international borrowings, interest will be based on the then-current Eurocurrency rate. The benchmark rates can be specified by the Company for periods of one, two, three or six months. Based on the Company’s current credit ratings, all borrowings would include a spread of 0.925%. The covenants contained in the New Credit Facility are similar to those in the credit facilities existing as of March 30, 2002.

As of June 29, 2002, the New Credit Facility had outstanding yen borrowings equivalent to $81.7 million, which had an average effective interest rate of 1.05%, and outstanding letters of credit totaling $41.3 million.

Note E – Earnings Per Share (“EPS”)

The information required to compute basic and diluted EPS is as follows:

	Second Quarter		First Half

	2002	2001	2002	2001

Basic:
Weighted average number of common shares outstanding	307,665	297,085	305,585	296,590

Diluted:
Net earnings	$56,945	$41,974	$159,654	$98,303
Interest expense related to convertible notes, net of income taxes	1,835	1,764	3,737	3,528

Adjusted net earnings	$58,780	$43,738	$163,391	$101,831

Weighted average number of common shares outstanding	307,665	297,085	305,585	296,590
Shares issued upon assumed conversion of convertible notes	13,845	13,845	13,845	13,845
Shares issued upon assumed exercise of dilutive stock options	8,376	2,550	8,627	2,575

Shares used in computing diluted EPS	329,886	313,480	328,057	313,010

Options to purchase approximately seven million shares of common stock were not included in our computation of diluted earnings per share for the second quarter of 2002 because their weighted average effect would have been anti-dilutive.

Note F – Segment Information

The following is a summary of our significant accounts and balances by segment, reconciled to consolidated totals.

	Sales

	Second Quarter		First Half

	2002	2001	2002	2001

North American Retail Division	$1,293,181	$1,284,304	$2,915,032	$2,895,466
Business Services Group	953,553	913,779	1,946,234	1,894,758
International Division	398,365	356,045	825,129	782,669

Total reportable segments	2,645,099	2,554,128	5,686,395	5,572,893
Eliminations	(785)	(625)	(1,466)	(1,476)

Total	$2,644,314	$2,553,503	$5,684,929	$5,571,417

	Earnings Before Income Taxes

	Second Quarter		First Half

	2002	2001	2002	2001

North American Retail Division	$92,796	$69,536	$215,758	$144,601
Business Services Group	75,722	72,108	173,512	127,996
International Division	51,038	49,023	113,237	114,690

Total reportable segments	219,556	190,667	502,507	387,287
Eliminations and other	(131,949)	(124,041)	(256,886)	(231,254)

Total	$87,607	$66,626	$245,621	$156,033

A reconciliation of earnings before income taxes from our reportable segments to earnings before income taxes in our condensed consolidated financial statements is as follows:

	Second Quarter		First Half

	2002	2001	2002	2001

Total from reportable segments	$219,556	$190,667	$502,507	$387,287
General and administrative expenses	(124,793)	(108,802)	(240,904)	(206,863)
Loss on investment securities	—	(8,500)	—	(8,500)
Interest income	5,494	2,217	8,390	3,824
Interest expense	(12,126)	(8,515)	(23,393)	(18,796)
Other (expense) income, net	(524)	(441)	(979)	(919)

Total	$87,607	$66,626	$245,621	$156,033

	Assets

	June 29,	December 29,
	2002	2001

North American Retail Division	$1,640,701	$1,803,042
Business Services Group	1,093,902	1,198,355
International Division	679,798	645,163

Total reportable segments	3,414,401	3,646,560
Other	1,171,412	685,083

Total	$4,585,813	$4,331,643

Note G — Goodwill

Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangibles, was effective for Office Depot at the beginning of fiscal year 2002. The components of goodwill by segments are listed below:

	Net Book Value	Net Book Value
	June 29, 2002	December 29, 2001

Goodwill
North American Retail	$1,504	$1,423
Business Services Group	229,950	214,320
International	33,065	28,516

Total goodwill	$264,519	$244,259

The change in net book value of goodwill is primarily related to a tax election the Company made during the second quarter of 2002. Following the acquisition of 4Sure.com in the second half of 2001, the Company recorded a deferred tax asset for the anticipated future tax benefit of 4Sure.com’s net operating loss (NOL) carryforwards. The election in 2002 resulted in the utilization of those NOLs and will result in the related goodwill being deductible over 15 years for tax purposes. Accordingly, goodwill was increased and deferred tax assets were reduced by a like amount. The election has no impact on the results of operations. The remaining change in the net book value of goodwill, for both the North American Retail and International segments, is directly attributable to fluctuations in foreign currency exchange rates.

The net book value of intangible assets totaled $10.4 million at June 29, 2002 and $10.9 million at December 29, 2001. Beginning with fiscal 2002, approximately $2 million of intangible assets are no longer subject to amortization. Amortization of intangible assets totaled $0.3 million for the second quarter, and $0.7 million for the first half of 2002. Amortization of goodwill and intangible assets totaled $1.8 million for the second quarter, and $3.6 million for the first half of 2001. Without this amortization, pro forma earnings per share would have increased by $0.01 for the second quarter and $0.01 for the first half of 2001. It is anticipated that amortization of intangible assets will continue at approximately $1.4 million per year for each of the next two years and approximately $0.4 million per year for the following three years.

Note H – New Accounting Standards

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

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. This Statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The provisions of this Statement are effective for the Company with the beginning of fiscal year 2003; however, early application of the Statement is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this Statement would be reclassified in most cases following adoption. The Company does not anticipate a significant impact on its results of operations from adopting this Statement.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is required with the beginning of fiscal year 2003. We have not yet completed our evaluation of the impact of adopting this Statement.

Note I – Subsequent Events

On July 17, 2002, the Company announced its plan to redeem its 1992 Liquid Yield Option Notes (LYONS®) due December 2007 for cash. These notes are currently included in current maturities of long-term debt on the Company’s balance sheet, and will be redeemed at 100 percent of the principal amount, plus interest accrued through August 19, 2002. During the third quarter of 2002, the Company may also issue call notices to redeem the remaining $2 million portion of 1993 LYONS®. The redemption of both LYONS® issues will reduce the Company’s indebtedness by approximately $243 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

RESULTS OF OPERATIONS

Net earnings increased 36% to $56.9 million for the second quarter, and increased 62% to $159.7 million for the first half of 2002, compared to the corresponding periods of 2001. Diluted earnings per share increased to $0.18 for the second quarter and $0.50 for the first half of 2002. Our improved earnings reflect higher total sales for each of the three operating segments, a continued shift in sales mix away from technology products and operational efficiencies, partially offset by expansion costs, primarily in certain European countries. Operating results for 2002 also include a $12 million accrual for the anticipated settlement of class action litigation in the state of California (discussed further below). Included in second quarter and first half results for 2001 were charges related to the write-down of investments in certain Office Depot Internet partners totaling $8.5 million. Additionally, in accordance with accounting rules that became effective at the beginning of fiscal year 2002, goodwill is no longer being amortized. During 2001, goodwill amortization was $1.8 million for the second quarter and $3.6 million for the first half.

Overall
 ($ in millions)

	Second Quarter				First Half

	2002		2001		2002		2001

Sales	$2,644.3	100.0%	$2,553.5	100.0%	$5,684.9	100.0%	$5,571.4	100.0%
Cost of goods sold and occupancy costs	1,872.3	70.8%	1,814.9	71.1%	4,029.7	70.9%	4,026.0	72.3%

Gross profit	772.0	29.2%	738.6	28.9%	1,655.2	29.1%	1,545.4	27.7%
Store and warehouse operating and selling expenses	552.8	20.9%	550.4	21.5%	1,154.9	20.3%	1,160.7	20.8%

Store and warehouse operating profit	$219.2	8.3%	$188.2	7.4%	$500.3	8.8%	$384.7	6.9%

Overall sales for the second quarter and first half of 2002 increased 4% and 2%, respectively. Comparable worldwide sales in the 847 stores and 39 delivery centers that have been open for more than one year were flat for the second quarter and declined 1% for the first half of 2002. Sales of technology hardware and furniture declined in both periods.

Sales through our e-commerce channels continued their increasing trend. Worldwide e-commerce sales grew 38% to $498 million during the quarter, and grew 37% to $987 million for the first half of 2002. These e-commerce sales are comprised of all worldwide online sales, including those from our domestic and international public Web sites, as well as Office Depot’s contract business-to-business sites. These sales are reported in the generating business segment, primarily BSG.

The increase in gross profit as a percent of sales reflects a continuing sales mix shift away from technology products in North American Retail, partially offset by vendor program impacts in BSG and increased lower margin contract sales in our International Division.

Store and warehouse operating and selling expenses as a percent of sales decreased for both the quarter and first half of 2002, reflecting the benefits of improved cost control, partially offset by the cost of expansion activities in Europe. Furthermore, our 2001 results included costs associated with the domestic re-merchandising effort.

North American Retail Division
 ($ in millions)

	Second Quarter				First Half

	2002		2001		2002		2001

Sales	$1,293.2	100.0%	$1,284.3	100.0%	$2,915.0	100.0%	$2,895.5	100.0%
Cost of goods sold and occupancy costs	961.5	74.3%	978.7	76.2%	2,190.0	75.1%	2,249.3	77.7%

Gross profit	331.7	25.7%	305.6	23.8%	725.0	24.9%	646.2	22.3%
Store and warehouse operating and selling expenses	239.9	18.6%	237.6	18.5%	509.6	17.5%	502.0	17.3%

Store and warehouse operating profit	$91.8	7.1%	$68.0	5.3%	$215.4	7.4%	$144.2	5.0%

Sales in the North American Retail Division increased 1% for both the second quarter and first half of 2002. Comparable store sales in the 815 stores in the U.S. and Canada that have been open for more than one year decreased 1% for the second quarter and 2% for the first half of 2002. While comparable sales declined for the second quarter, customer traffic increased by 3%, but at a lower average ticket value. Sales of technology hardware products declined 12% in the second quarter and 13% year-to-date. Sales of basic office supplies, paper and filing, and machine supplies increased in both periods.

Gross profit as a percent of sales increased as our product mix shifted away from lower margin technology products. Additionally, results in 2002 continue to benefit from the chain-wide re-merchandising program initiated in 2001, along with improvements in product assortment and clearance management.

Store and warehouse operating and selling expenses include a $12 million accrual for the anticipated settlement of class action litigation in the state of California. The litigation alleges that the Company incorrectly classified store managers and assistant store managers in the state of California as exempt from payment of overtime for hours worked in that state. The Company denies any liability in this case, and any settlement will expressly disclaim any admission of liability on the part of the Company. The California state wage and hour statutes differ from those in other states, as well as from the Federal standard. Numerous other retailers have settled similar cases in California. The asserted claims have not been settled, and negotiations are ongoing.

In addition to store and warehouse operating profit reported above, segment earnings reported in Note F include pre-opening expenses and an adjustment to accrued facility closure costs. Total segment earnings, before general and administrative costs or interest allocation, totaled $92.8 million for the second quarter and $215.8 million for the first six months of 2002. The comparable amounts for 2001 were $69.5 million for the quarter and $144.6 million for the first half.

During the second quarter of 2002, six new retail stores were opened, 10 stores closed, and two relocated. Eight of the closures were previously announced as under-performing stores and two were closed at the expiration of their lease terms. Also during the quarter, we converted 12 of our existing Office Place stores in Canada to the Office Depot brand. At the end of the quarter, Office Depot operated a total of 853 retail stores throughout the United States and Canada.

Business Services Group
 ($ in millions)

	Second Quarter				First Half

	2002		2001		2002		2001

Sales	$953.6	100.0%	$913.8	100.0%	$1,946.2	100.0%	$1,894.8	100.0%
Cost of goods sold and occupancy costs	668.6	70.1%	623.2	68.2%	1,343.2	69.0%	1,307.3	69.0%

Gross profit	285.0	29.9%	290.6	31.8%	603.0	31.0%	587.5	31.0%
Store and warehouse operating and selling expenses	207.4	21.8%	220.0	24.1%	427.6	22.0%	459.7	24.3%

Store and warehouse operating profit	$77.6	8.1%	$70.6	7.7%	$175.4	9.0%	$127.8	6.7%

BSG sales increased 4% in the second quarter and 3% in the first half of 2002. The increase reflects stronger sales in the contract channel, partially offset by declines in the catalog channel. Domestic e-commerce sales grew by 37% during the quarter and 36% for the six months. Throughout BSG, furniture sales decreased 10% for the quarter and 12% for the first half of 2002. Sales of office supplies, and paper and filing were slightly negative, while machine supplies increased in both periods. Sales in the East and Central regions increased during the second quarter, while sales in the West region were lower, compared to the same period last year.

The decline in gross profit as a percent of sales reflects the addition of lower margin technology sales through 4Sure.com and pressure on vendor rebate programs because of reduced purchases from certain key suppliers.

Operating efficiencies and consolidations allowed us to better control costs while, at the same time, improving customer service measures.

In addition to store and warehouse operating profit reported above, segment earnings reported in Note F include pre-opening expenses and an adjustment to accrued facility closure costs. Total segment earnings, before general and administrative costs or interest allocation, totaled $75.7 million for the second quarter and $173.5 million for the first six months of 2002. The comparable amounts for 2001 were $72.1 million for the quarter and $128.0 million for the first half.

International Division
 ($ in millions)

	Second Quarter				First Half

	2002		2001		2002		2001

Sales	$398.4	100.0%	$356.0	100.0%	$825.1	100.0%	$782.7	100.0%
Cost of goods sold and occupancy costs	242.5	60.9%	213.4	59.9%	497.1	60.2%	470.2	60.1%

Gross profit	155.9	39.1%	142.6	40.1%	328.0	39.8%	312.5	39.9%
Store and warehouse operating and selling expenses	106.0	26.6%	92.9	26.1%	218.3	26.5%	199.6	25.5%
Store and warehouse operating profit	$49.9	12.5%	$49.7	14.0%	$109.7	13.3%	$112.9	14.4%

Sales in the International Division increased 12% (8% in local currency) in the second quarter and increased 5% (6% in local currency) in the first six months of 2002. The change in exchange rates from the corresponding periods of the prior year increased sales reported in U.S. dollars by $14.6 million for the quarter and decreased sales by $4.9 million for the first six months of the year. Our European sales benefited from the addition of operations in Spain and Switzerland, and the expansion of contract offerings in four countries. Comparable retail sales in Japan decreased 14% in U.S. dollars for the second quarter and 16% for the first half of 2002.

Gross profit as a percent of sales declined for the quarter and the first half of 2002, reflecting a higher mix of contract business and increased distribution of prospecting catalogs in Europe to support growth into new markets.

Store and warehouse operating and selling expenses, as a percentage of sales, increased in both periods, reflecting start-up activities in new countries and expansion of the catalog business. Generally, new markets are targeted for positive income contribution within 18 to 24 months. Exchange rates positively affected operating profits by $2.2 million in the second quarter, and had no significant net impact for the first six months of 2002.

In addition to store and warehouse operating profit reported above, segment earnings reported in Note F include pre-opening expenses and equity in earnings of International joint ventures. Total segment earnings, before general and administrative costs or interest allocation, totaled $51.0 million for the second quarter and $113.2 million for the first six months of 2002. The comparable amounts for 2001 were $49.0 million for the quarter and $114.7 million for the first half.

Corporate and Other

Income and expenses not allocated to our business segments consist of general and administrative expenses, interest income and expense, income taxes and inter-segment transactions.

General and Administrative Expenses: As a percentage of sales, general and administrative expenses increased in the second quarter and first half of 2002 to 4.7% and 4.2%, respectively. This increase resulted mainly from the addition of 4Sure.com, increased accruals under the Company’s bonus plans and increased professional fees relating to certain strategic initiatives.

Other Operating Expenses, Net: The accrual for closed facilities was reduced by $1.3 million and $3.2 million in 2002 and 2001, respectively, because lease negotiations in total were completed on terms better than expected. The Company continually monitors accruals for closed facilities and records the impact of improved information in the period when such information becomes known.

Interest Income and Expense: Interest income increased in the second quarter and first six months of 2002 reflecting higher average cash balances and lower interest rates. Interest expense increased in the second quarter and first half of 2002 primarily from our issuance of $250 million of seven-year senior subordinated notes in July 2001.

Miscellaneous Expense: Miscellaneous expense, net for the second quarter and first half of 2001, primarily reflects the write-down of investments in certain Internet partners totaling $8.5 million.

Income Taxes: The effective income tax rate declined to 35% for 2002, compared to 37% in 2001, primarily because of the international income, which is taxed at lower effective rates.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flows for the first six months of 2002 were 8% lower than the same period in 2001 because the reduction in working capital in 2001 was larger than the increase in net earnings in 2002. Improved inventory and accounts receivable management significantly reduced the Company’s working capital needs in 2001. This trend continues in 2002, albeit at a slower pace.

Capital expenditures reflect six store additions and two relocations in North American Retail, four additional stores internationally and corporate infrastructure additions. We anticipate higher capital expenditures in the second half of 2002 compared to the first six months. We currently project opening approximately 30 to 35 stores during the second half of 2002.

During the first half of 2002, exercises of employee stock options and stock purchase plans added $82 million of cash from financing activities. Over the same period, we purchased $24 million of Office Depot common stock under the current $50 million share repurchase program approved by the board of directors. The repurchase program is intended, in part, to mitigate the impact on shares outstanding of employee purchase plans.

Both 2002 and 2001 included cash outflows for scheduled payments on capital leases, and during the first six months of 2001, we repaid $293 million of short-term borrowings.

On July 17, 2002, the Company announced its plan to redeem its 1992 Liquid Yield Option Notes (LYONS®) due December 2007 for cash. These notes are currently included in current maturities of long-term debt on the Company’s balance sheet, and will be redeemed at 100 percent of the principal amount, plus interest accrued through August 19, 2002. During the third quarter of 2002, the Company may also issue call notices to redeem the remaining $2 million portion of 1993 LYONS®. The redemption of both LYONS® issues will reduce the Company’s indebtedness by approximately $243 million.

NEW ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. This Statement requires capitalizing any retirement costs as part of the total cost of the related long-lived asset, and subsequently allocating the total expense to future periods using a systematic and rational method. Adoption of this Statement is required for Office Depot with the beginning of fiscal year 2003. We have not yet completed our evaluation of the impact of adopting this Statement.

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. This Statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The provisions of this Statement are effective for the Company with the beginning of fiscal year 2003; however, early application of the Statement is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this Statement would be reclassified in most cases following adoption. The Company does not anticipate a significant impact on its results of operations from adopting this Statement.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. We have not yet completed our evaluation of the impact of adopting this Statement.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on amounts reported in these financial statements. A summary of those significant accounting policies can be found in our 2001 Annual Report on Form 10-K, filed on March 19, 2002, in the Notes to the Consolidated Financial Statements, Note A. In particular, judgment is used in areas such as income recognition for cooperative advertising and vendor programs, determining the allowance for uncollectible accounts, the provision for sales returns and allowances, self-insurance accruals, adjustments to inventory valuations, and provisions for store closures and asset impairments.

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

Competition: We compete with a variety of retailers, dealers and distributors in a highly competitive marketplace that includes high-volume office supply chains, warehouse clubs, computer stores, contract stationers and well-established mass merchant retailers. Even grocery and drug store chains have begun to carry at least limited assortments of basic office supplies and technology items. Well-established mass merchant retailers have the financial and distribution ability to compete very effectively with us should they choose to enter the office products superstore channel, Internet office supply or contract stationer business or substantially expand their offering in their existing retail outlets. This could have a material adverse effect on our business and the results of our operations.

International Activity: We have operations in a number of international markets. We intend to enter additional international markets as attractive opportunities arise. Each entry could take the form of a start-up, acquisition of stock or assets of an existing company or a joint venture or licensing arrangement. In addition to the risks described above (in our domestic operations), internationally we face such risks as foreign currency fluctuations, unstable political and economic conditions, and, because some of our foreign operations are not wholly owned, compromised operating control in certain countries. Recent events have served to underscore even further the risks and uncertainties of operating in other parts of the world. Risks of civil unrest, war and economic crisis in portions of the world outside North America in which we operate represent a more significant factor than may have been the case in the past. Also, we have experienced significant fluctuations in foreign currency exchange rates, which have resulted in lower than anticipated sales and earnings in our International Division. Our results may continue to be adversely affected by these fluctuations in the future. In addition, we do not have a large group of managers experienced in international operations and will need to recruit additional management resources to successfully compete in many foreign markets. All of these risks could have a material adverse effect on our financial position or our results from operations. Moreover, as we increase the relative percentage of our business that is operated globally, we also increase the impact these factors have on our future operating results. Our start-up operation in Japan, in particular, has proven to be unprofitable to date and, in fact, has generated losses that have materially affected our financial results in the past and are expected to do so for some time in the future. Because of differing commercial practices, laws and other factors, our ability to use the Internet and e-commerce to substantially increase sales in international locations may not progress at the same rate as in North America.

Economic Downturn, Including an Increase in Major Bankruptcy Filings: In the past decade, the favorable United States economy has contributed to the expansion and growth of retailers. Our country has experienced low inflation, low interest rates, low unemployment and an escalation of new businesses. The economy has recently displayed signs of a downturn. The Federal Reserve dramatically reduced interest rates throughout 2001 in recognition of the economic downturn. The overall stock market has been in a period of poor performance throughout 2001 and into 2002. The retail industry, in particular, continues to display signs of a slowdown, with several specialty retailers, both in and outside our industry segment, failing to meet earning expectations throughout 2001. One major discount retailer filed for bankruptcy protection earlier in 2002, further indicating that the slow economy is having an impact on the retail industry. Several significant customers of the Company’s BSG group have filed for Chapter 11 bankruptcy protection in 2002 (including WorldCom, Inc.), and others may do so as well. While we believe that we have made adequate provision for doubtful accounts, we cannot always anticipate which of our major customers may file for bankruptcy protection or the total effect of such matters on our business and results of operations. This general economic slowdown may adversely impact our business and the results of our operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are involved in litigation arising in the normal course of our business. While, from time to time, claims are asserted that make demands for large sums of money (including, from time to time, actions which are asserted to be maintainable as class action suits), we do not believe that any of these matters, either individually or in the aggregate, will materially affect our financial position or the results of our operations. This statement is qualified by the reference in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report to our efforts to settle certain class action wage and hour claims in the state of California.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	A Current Report on Form 8-K was filed on May 22 regarding a second quarter mid-quarter performance update.
b)	A Current Report on Form 8-K was filed on July 17 regarding a press release issued with earnings information for the quarter ended June 29, 2002, and a press release announcing the redemption of its Series 1993 Liquid Yield Option Notes (LYONS®) as of August 19, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC. (Registrant)

Date: July 29, 2002	By: /s/ M. Bruce Nelson

M. Bruce Nelson Chief Executive Officer

Date: July 29, 2002	By: /s/ Charles E. Brown

Charles E. Brown Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date: July 29, 2002	By: /s/ James A. Walker

James A. Walker Senior Vice President, Finance and Controller (Principal Accounting Officer)