Form 10-Q
period 2002-09-28
OFFICE DEPOT INC
filed 2002-10-29
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2002

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from __________________ to __________________

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

Yes   ☒   No   ☐

The registrant had 308,561,647 shares of common stock outstanding as of September 28, 2002.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	As of	As of
	September 28,	December 29,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$940,187	$565,388
Receivables, net	792,508	774,175
Merchandise inventories, net	1,090,705	1,253,420
Deferred income taxes	141,562	148,490
Prepaid expenses and other current assets	110,444	81,908

Total current assets	3,075,406	2,823,381
Property and equipment, net	1,093,869	1,099,618
Goodwill, net	256,555	242,762
Other assets	167,436	165,882

Total assets	$4,593,266	$4,331,643

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,105,208	$1,058,436
Accrued expenses and other current liabilities	630,714	617,210
Income taxes payable	150,318	107,347
Current maturities of long-term debt	17,540	318,521

Total current liabilities	1,903,780	2,101,514
Deferred income taxes and other credits	67,673	64,139
Long-term debt, net of current maturities	412,533	315,331
Zero coupon, convertible subordinated notes	—	2,221
Commitments and contingencies Stockholders’ equity:
Common stock — authorized 800,000,000 shares of $.01 par value; issued 393,238,506 in 2002 and 385,538,340 in 2001	3,932	3,855
Additional paid-in capital	1,112,660	1,007,088
Unamortized value of long-term incentive stock grants	(1,683)	(2,578)
Accumulated other comprehensive loss	(28,304)	(71,273)
Retained earnings	1,965,560	1,717,734
Treasury stock, at cost – 84,676,859 shares in 2002 and 82,443,170 in 2001	(842,885)	(806,388)

Total stockholders’ equity	2,209,280	1,848,438

Total liabilities and stockholders’ equity	$4,593,266	$4,331,643

The accompanying notes are an integral part of these statements.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Sales	$2,870,781	$2,763,318	$8,514,913	$8,299,703
Cost of goods sold and occupancy costs	2,020,352	1,962,239	6,024,991	5,967,489

Gross profit	850,429	801,079	2,489,922	2,332,214
Store and warehouse operating and selling expenses	577,156	574,909	1,720,307	1,725,598
General and administrative expenses	128,729	120,927	366,565	325,576
Other operating expenses, net	2,473	4,444	5,236	4,894

	708,358	700,280	2,092,108	2,056,068
Operating profit	142,071	100,799	397,814	276,146
Other income (expense):
Interest income	5,550	4,146	13,920	7,970
Interest expense	(13,840)	(11,916)	(36,598)	(30,310)
Miscellaneous (expense) income, net	(637)	2,564	3,416	(3,862)

Earnings from continuing operations before income taxes	133,144	95,593	378,552	249,944
Income taxes	46,013	33,480	132,489	90,782

Earnings from continuing operations	87,131	62,113	246,063	159,162
Earnings from discontinued operations	1,041	347	1,763	1,601

Net earnings	$88,172	$62,460	$247,826	$160,763

Earnings per common share from continuing operations:
Basic	$0.28	$0.21	$0.80	$0.54
Diluted	0.27	0.20	0.77	0.52
Net earnings per common share:
Basic	$0.29	$0.21	$0.81	$0.54
Diluted	0.28	0.20	0.78	0.53

The accompanying notes are an integral part of these statements.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	39 Weeks Ended

	September 28,	September 29,
	2002	2001

Cash flow from operating activities:
Net earnings	$247,826	$160,763
Adjustments to reconcile net earnings to net cash provided by operating activities:
Discontinued operations	(1,763)	(1,601)
Depreciation and amortization	149,324	145,948
Provision for losses on inventories and receivables	76,565	88,125
Changes in working capital	178,040	213,246
Other operating activities, net	27,263	62,394

Net cash provided by operating activities	677,255	668,875

Cash flows from investing activities:
Purchases of investments and other assets	—	(45,961)
Capital expenditures, net of proceeds from sales	(131,040)	(119,670)

Net cash (used in) investing activities	(131,040)	(165,631)

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	83,484	20,681
Acquisition of treasury stock	(36,380)	—
Proceeds from issuance of long-term debt	—	255,094
Payments on long- and short-term borrowings, net	(250,951)	(373,700)

Net cash (used in) financing activities	(203,847)	(97,925)

Effect of exchange rate changes on cash and cash equivalents	32,431	(9,655)

Net increase in cash and cash equivalents	374,799	395,664
Cash and cash equivalents at beginning of period	565,388	146,458

Cash and cash equivalents at end of period	$940,187	$542,122

Supplemental disclosure of other cash flow activities:
Interest paid	$36,481	$13,080
Income taxes paid	67,270	12,483
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital leases	$14,486	$535

The accompanying notes are an integral part of these statements.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Tabular amounts in thousands)

Note A – Basis of Presentation

Office Depot, Inc., including consolidated subsidiaries (the “Company”), is the world’s largest seller of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 29, 2001 has been derived from audited financial statements at that date. The condensed interim financial statements as of September 28, 2002 and for the 13- and 39-week periods ending September 28, 2002 (also referred to as “the third quarter of 2002” and “year-to-date 2002,” respectively) and September 29, 2001 (also referred to as “the third quarter of 2001” and “year-to-date 2001”) are unaudited. However, in our opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

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

Note B – Discontinued Operations

In August 2002, the Company announced its decision to sell its Australian operations. Accordingly, the Australian portion of the Company’s business is accounted for as a discontinued operation within the International segment disclosure and the consolidated financial statements. Prior periods presented have been restated to reflect this classification.

Australia’s revenues and pre-tax profit, respectively, were $20.6 million and $1.5 million for the third quarter and $61.4 million and $1.7 million year–to-date for 2002. The comparable amounts for 2001 were $19.2 million and $0.5 million for the third quarter and $54.2 million and $2.2 million year-to-date. Australia’s assets and liabilities have been classified as held for sale and are included in other current assets and other current liabilities within the accompanying Condensed Consolidated Balance Sheets.

The Company has engaged a third party to locate a buyer for the business and anticipates completing the transaction by the early part of 2003.

Note C – Comprehensive Income

Comprehensive income represents all non-owner changes in stockholders’ equity and consists of the following:

	Third Quarter		Year-to-Date

	2002	2001	2002	2001

Net earnings	$88,172	$62,460	$247,826	$160,763
Other comprehensive (loss) income:
Foreign currency translation adjustments	(5,987)	17,483	42,969	(11,404)

Total comprehensive income	$82,185	$79,943	$290,795	$149,359

Note D – Stock Repurchase

In 2001, the board of directors approved common stock repurchases of up to $50 million per year, subject to annual approval. During the third quarter of 2002, the Company repurchased 934,000 shares at a total cost of $12.5 million, including commissions. Year-to-date purchases during 2002 totaled 2,229,228 shares at a cost of $36.4 million, including commissions.

Note E – Long-Term Debt

On April 24, 2002, the Company replaced its 364-day credit agreement, domestic credit facility, and its yen facilities with a single credit facility through a syndicate of banks, financial institutions and other lenders. This new revolving credit facility (the “New Credit Facility”) provides for borrowings in the aggregate amount of $600 million, including up to $150 million for issuance of standby and trade letters of credit. The New Credit Facility is a 3-year, unsecured revolving credit facility maturing on April 24, 2005. The New Credit Facility has the availability for U.S. dollar borrowings up to the full amount of the facility, and for yen borrowings up to an equivalent of $100 million U.S. dollars. Borrowings will bear interest at a benchmark variable rate plus a spread determined at the time of usage. For U.S. dollar borrowings, interest will be based on the then-current London Interbank Offering Rate (LIBOR). For international borrowings, interest will be based on the then-current Eurocurrency rate. The Company can specify the benchmark rates for periods of one, two, three or six months. Based on the Company’s current credit ratings, all borrowings would include a spread of 0.925%. The covenants contained in the New Credit Facility are similar to those in the credit facilities existing as of December 29, 2001. As of September 28, 2002, the New Credit Facility had outstanding yen borrowings equivalent to $79.7 million, which had an average effective interest rate of 1.05%, and outstanding letters of credit totaling $43.5 million.

Based on the termination date of the credit agreement outstanding at December 29, 2001, yen facility borrowings were classified as current maturities of long-term debt in the Company’s Condensed Consolidated Balance Sheet. Under the New Credit Facility, outstanding yen borrowings at September 28, 2002 are classified as long-term debt, net of current maturities.

In 1992 and 1993 the Company issued two series of zero coupon, convertible subordinated notes (Liquid Yield Options Notes (LYONs®)). The 1992 LYONs® had an original maturity of December 2007 and contained an option feature allowing each holder to put the security to the Company on December 11, 2002. Because of the holder’s option, the 1992 LYONs® were included in current maturities of long-term debt in the accompanying Condensed Consolidated Balance Sheet as of December 29, 2001.

In August 2002, the Company redeemed all of the 1992 LYONs® for $241 million, representing the original issue price plus accrued interest. In September 2002, the Company also exercised its option to redeem the remaining 1993 LYONs® for $2.3 million, representing the remaining original issue price plus accrued interest. As of September 28, 2002, there were no amounts outstanding for 1992 or 1993 LYONs® .

In August 2001, the Company entered into LIBOR-based variable rate swap agreements to convert the fixed interest rate on its $250 million seven year, non-callable, senior subordinated notes issued July 2001. In September 2002, the Company terminated these interest rate swap agreements and received proceeds totaling $20.4 million. The benefit associated with these proceeds is being amortized over the remaining term of the notes, lowering the effective interest rate on this borrowing to 8.7%.

Note F – Earnings Per Share (“EPS”)

The information required to compute basic and diluted EPS is as follows:

	Third Quarter		Year-to-Date

	2002	2001	2002	2001

Basic:
Weighted average number of common shares outstanding	308,282	298,375	306,484	297,185

Diluted:
Earnings from continuing operations	$87,131	$62,113	$246,063	$159,162
Interest expense related to convertible notes, net of income taxes	1,058	1,855	4,795	5,374

Adjusted earnings from continuing operations	$88,189	$63,968	$250,858	$164,536

Weighted average number of common shares outstanding
Shares issued upon assumed	308,282	298,375	306,484	297,185
conversion of convertible notes	8,440	13,845	12,043	13,845
Shares issued upon assumed exercise of dilutive stock options	3,979	5,374	7,078	3,508

Shares used in computing diluted EPS	320,701	317,594	325,605	314,538

Options to purchase approximately 19 million shares of common stock were not included in our computation of diluted earnings per share for the third quarter of 2002 because their weighted average effect would have been anti-dilutive.

Note G – Segment Information

The following is a summary of our significant accounts and balances by segment, reconciled to consolidated totals.

	Sales

	Third Quarter		Year-to-Date

	2002	2001	2002	2001

North American Retail Division	$1,460,189	$1,469,460	$4,375,221	$4,364,926
Business Services Group	1,004,074	947,171	2,950,308	2,841,929
International Division	407,375	347,483	1,191,707	1,095,120

Total reportable segments	2,871,638	2,764,114	8,517,236	8,301,975
Eliminations	(857)	(796)	(2,323)	(2,272)

Total	$2,870,781	$2,763,318	$8,514,913	$8,299,703

	Earnings From Continuing Operations Before Income Taxes

	Third Quarter		Year-to-Date

	2002	2001	2002	2001

North American Retail Division	$118,025	$76,975	$334,585	$221,551
Business Services Group	101,525	87,619	275,037	213,019
International Division	54,166	59,747	163,507	172,760

Total reportable segments	273,716	224,341	773,129	607,330
Eliminations and other	(140,572)	(128,748)	(394,577)	(357,386)

Total	$133,144	$95,593	$378,552	$249,944

A reconciliation of earnings from continuing operations before income taxes from our reportable segments to earnings from continuing operations before income taxes in our condensed consolidated financial statements is as follows:

	Third Quarter		Year-to-Date

	2002	2001	2002	2001

Total from reportable segments	$273,716	$224,341	$773,129	$607,330
General and administrative expenses	(128,729)	(120,927)	(366,565)	(325,576)
Loss on investment securities	(3,000)	—	(3,000)	(8,500)
Interest income	5,550	4,146	13,920	7,970
Interest expense	(13,840)	(11,916)	(36,598)	(30,310)
Other (expense) income, net	(553)	(51)	(2,334)	(970)

Total	$133,144	$95,593	$378,552	$249,944

	Assets

	September 28,	December 29,
	2002	2001

North American Retail Division	$1,562,295	$1,802,278
Business Services Group	1,110,079	1,138,200
International Division	671,857	591,441

Total reportable segments	3,344,231	3,531,919
Other	1,249,035	799,724

Total	$4,593,266	$4,331,643

Note H – Goodwill and Intangible Assets

Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangibles, was effective for Office Depot at the beginning of fiscal year 2002. The components of goodwill by segments are listed below:

	Net Book Value	Net Book Value
	September 28, 2002	December 29, 2001

Goodwill
North American Retail	$1,443	$1,424
Business Services Group	229,950	213,269
International	25,162	28,069

Total goodwill	$256,555	$242,762

The change in net book value of goodwill is primarily related to a tax election the Company made during the second quarter of 2002. Following the acquisition of 4Sure.com in the second half of 2001, the Company recorded a deferred tax asset for the anticipated future tax benefit of 4Sure.com’s net operating loss (NOL) carryforwards. The election in 2002 resulted in the utilization of those NOLs and will result in the related goodwill being deductible over 15 years for tax purposes. Accordingly, goodwill was increased and deferred tax assets were reduced by a like amount. The election has no impact on the results of operations. The remaining change in the net book value of goodwill relates to the reclassification of goodwill relating to the Company’s Australian operations to other assets, as well as fluctuations in foreign currency exchange rates.

The net book value of intangible assets totaled $9.9 million at September 28, 2002 and $10.9 million at December 29, 2001. Beginning with fiscal 2002, approximately $2 million of intangible assets are no longer subject to amortization. Amortization of intangible assets totaled $0.3 million for the third quarter, and $1.0 million for the first nine months of 2002. Amortization of goodwill and intangible assets totaled $1.8 million for the third quarter, and $5.4 million for the first nine months of 2001. Without this amortization, pro forma earnings per share would have increased by $0.01 for the third quarter and $0.02 for the first nine months of 2001. It is anticipated that amortization of intangible assets will continue at approximately $1.4 million per year for each of the next two years and approximately $0.4 million per year for the following three years.

Note I – New Accounting Standards

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

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. This Statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement are effective for the Company with the beginning of fiscal year 2003; however, early application of the Statement is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this Statement would be reclassified in most cases following adoption. The Company does not anticipate a significant impact on its results of operations from adopting this Statement.

     In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is required with the beginning of fiscal year 2003. This Statement will impact the timing of exit or disposal activities reported by the Company after adoption.

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

RESULTS OF OPERATIONS

Net earnings increased 41% to $88.2 million for the third quarter, and increased 54% to $247.8 million for the first nine months of 2002, compared to the corresponding periods of 2001. Diluted earnings per share increased to $0.28 for the second quarter and $0.78 for the first nine months of 2002. Our improved earnings reflect higher sales in BSG and International, but continued softness in the North American Retail business. Overall gross margins were higher and operational efficiencies in warehousing activities contributed to the higher earnings, but were partially offset by expansion costs, primarily in certain European countries. Operating results for the first nine months of 2002 also include a $15 million accrual for the anticipated settlement of class action litigation in the state of California. Included in third quarter and nine-month results for 2001 were charges related to asset impairments, as well as a gain on asset sale offset by accrued legal costs. Additionally, in accordance with accounting rules that became effective at the beginning of fiscal year 2002, goodwill is no longer being amortized. During 2001, goodwill amortization was approximately $2 million for the third quarter and $5 million for the first nine months.

Overall

($ in millions)

	Third Quarter				Year-to-Date

	2002		2001		2002		2001

Sales	$2,870.8	100.0%	$2,763.3	100.0%	$8,514.9	100.0%	$8,299.7	100.0%
Cost of goods sold and occupancy costs	2,020.4	70.4%	1,962.2	71.0%	6,025.0	70.8%	5,967.5	71.9%

Gross profit	850.4	29.6%	801.1	29.0%	2,489.9	29.2%	2,332.2	28.1%
Store and warehouse operating and selling expenses	577.1	20.1%	574.9	20.8%	1,720.3	20.2%	1,725.6	20.8%

Store and warehouse operating profit	$273.3	9.5%	$226.2	8.2%	$769.6	9.0%	$606.6	7.3%

Overall sales for the third quarter and first nine months of 2002 increased 4% and 3%, respectively. Comparable worldwide sales in the 864 stores and 39 delivery centers that have been open for more than one year improved 1% for the third quarter and were flat for the first nine months of 2002.

Worldwide e-commerce sales grew 35% to $543 million during the quarter, and grew 36% to $1.5 billion for the first nine months of 2002. These e-commerce sales are comprised of all worldwide online sales, including those from our domestic and international public Web sites, as well as Office

Depot’s contract business-to-business sites. These sales are reported in the business segment in which they are generated, primarily BSG.

North American Retail Division

($ in millions)

	Third Quarter				Year-to-Date

	2002		2001		2002		2001

Sales	$1,460.2	100.0%	$1,469.5	100.0%	$4,375.2	100.0%	$4,364.9	100.0%
Cost of goods sold and occupancy costs	1,084.8	74.3%	1,110.7	75.6%	3,274.8	74.9%	3,360.0	77.0%

Gross profit	375.4	25.7%	358.8	24.4%	1,100.4	25.1%	1,004.9	23.0%
Store and warehouse operating and selling expenses	255.3	17.5%	278.7	19.0%	764.9	17.4%	780.7	17.9%

Store and warehouse operating profit	$120.1	8.2%	$80.1	5.4%	$335.5	7.7%	$224.2	5.1%

Sales in the North American Retail Division decreased 1% for the third quarter and were flat for the first nine months of 2002. Comparable store sales in the 832 stores in the U.S. and Canada that have been open for more than one year declined 2% in both the third quarter and for the first nine months of 2002. Back-to-school sales, which represent an important part of third quarter operating activity, were below expectations and below prior year. Comparable furniture sales were down 9% for the quarter and technology hardware sales were down 5%, representing a smaller decline than what was experienced in each of the two preceding quarters of 2002. Core office supplies and paper and filing sales showed mixed results, with softer back-to-school offsetting some increases in those areas.

Gross profit as a percent of sales increased, reflecting operational improvements including better buying, product management and re-merchandising. Globally sourced back-to-school products and some continued shift in product mix away from lower-margin technology products also benefited gross profit.

Store and warehouse operating and selling expenses include an accrual of $3 million in the quarter and a total of $15 million for the nine months of 2002 relating to the anticipated settlement of potential class action litigation in the state of California. Advertising costs were lower and average payroll per store was lower, reflecting labor scheduling improvements and cost control efforts. Included in results for the third quarter and first nine months of 2001 were approximately $26 million of store closure and asset impairment charges.

In addition to store and warehouse operating profit reported above, segment earnings reported in Note G include pre-opening expenses and an adjustment to accrued facility closure costs. Total segment earnings, before general and administrative costs or interest allocation, totaled $118.0 million for the third quarter and $334.6 million for the first nine months of 2002. The comparable amounts for 2001 were $77.0 million for the quarter and $221.6 million for the first nine months.

During the third quarter of 2002, eight new retail stores were opened and three relocated, bringing the total to 861 stores operated throughout the United States and Canada.

Business Services Group

($ in millions)

	Third Quarter				Year-to-Date

	2002		2001		2002		2001

Sales	$1,004.0	100.0%	$947.2	100.0%	$2,950.3	100.0%	$2,841.9	100.0%
Cost of goods sold and occupancy costs	689.0	68.6%	643.8	68.0%	2,032.2	68.9%	1,951.0	68.7%

Gross profit	315.0	31.4%	303.4	32.0%	918.1	31.1%	890.9	31.3%
Store and warehouse operating and selling expenses	213.7	21.3%	214.5	22.6%	641.4	21.7%	674.2	23.7%

Store and warehouse operating profit	$101.3	10.1%	$88.9	9.4%	$276.7	9.4%	$216.7	7.6%

BSG sales increased 6% in the third quarter and 4% in the first nine months of 2002. While catalog sales growth was slightly negative, the contract business grew almost 7% during the quarter. Improvements were shown in all contract regions, with particular strength in our Eastern region. Our West Coast sales were essentially flat for the quarter, a significant improvement from the first half of the year. Domestic e-commerce sales grew by 34% during the quarter and 35% for the nine months. Throughout BSG, furniture sales decreased 4% for the quarter and 9% for the first nine months of 2002, but sales of core office supplies and paper and filing were higher for the quarter and slightly positive for the year-to-date. Machine supplies increased for both periods.

The decline in gross profit as a percent of sales reflects the addition of lower margin technology sales through 4Sure.com and ongoing margin pressure in certain mail order operations.

Store and warehouse operating and selling expenses as a percent of sales continued to decline, reflecting further operating efficiencies while, at the same time, improving customer service measures.

In addition to store and warehouse operating profit reported above, segment earnings reported in Note G include pre-opening expenses and an adjustment to accrued facility closure costs. Total segment earnings, before general and administrative costs or interest allocation, totaled $101.5 million for the third quarter and $275.0 million for the first nine months of 2002. The comparable amounts for 2001 were $87.6 million for the quarter and $213.0 million for the first nine months.

International Division

($ in millions)

	Third Quarter				Year-to-Date

	2002		2001		2002		2001

Sales	$407.4	100.0%	$347.5	100.0%	$1,191.7	100.0%	$1,095.1	100.0%
Cost of goods sold and occupancy costs	246.9	60.6%	208.1	59.9%	719.0	60.3%	657.6	60.0%

Gross profit	160.5	39.4%	139.4	40.1%	472.7	39.7%	437.5	40.0%
Store and warehouse operating and selling expenses	108.5	26.6%	82.0	23.6%	314.9	26.4%	271.5	24.8%
Store and warehouse operating profit	$52.0	12.8%	$57.4	16.5%	$157.8	13.3%	$166.0	15.2%

Sales in the International Division increased 17% (8% in local currency) in the third quarter and increased 9% (6% in local currency) for the first nine months of 2002. The change in exchange rates from the corresponding periods of the prior year increased sales reported in U.S. dollars by $32.7 million for the quarter, and $26.7 million for the first nine months of the year. Our European sales benefited from the commencement of operations in Spain and Switzerland, and the expansion of contract offerings in four countries. Comparable retail sales in Japan decreased 9% in U.S. dollars for the third quarter.

Gross profit as a percent of sales declined for the quarter and the first nine months of 2002, reflecting sales prospecting efforts in new countries, and an increase in the proportion of slightly lower margin contract business.

Store and warehouse operating and selling expenses, as a percentage of sales, increased in both periods, reflecting start-up activities in new countries and expansion of the catalog business. Additionally, operating costs for 2001 included a $10.2 million gain on the sale of our London warehouse. Excluding this gain, operating costs for the third quarter increased by 18% compared to the third quarter last year. Exchange rates positively affected operating profits by $4.2 million in the third quarter, and $4.0 million for the first nine months of 2002.

During the third quarter, we announced our intention to sell our operations in Australia. Accordingly, the current and prior period results are excluded from the table above and are presented as a single line of discontinued operations in the Condensed Consolidated Statements of Earnings. The Australian assets are included in prepaid expenses and other assets and the liabilities are included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets.

In addition to store and warehouse operating profit reported above, segment earnings reported in Note G include pre-opening expenses and equity in earnings of International joint ventures. Total segment earnings, before general and administrative costs or interest allocation, totaled $54.2 million for the third quarter and $163.5 million for the first nine months of 2002. The comparable amounts for 2001 were $59.7 million for the quarter and $172.8 million for the nine months.

Corporate and Other

Income and expenses not allocated to our business segments consist of general and administrative expenses, interest income and expense, income taxes and inter-segment transactions.

General and Administrative Expenses: As a percentage of sales, general and administrative expenses increased in the third quarter and first nine months of 2002 to 4.5% and 4.3%, respectively. The increase in 2002 results mainly from supporting our international expansion and the addition of 4Sure.com, as well as increased accruals under the Company’s bonus plans and increased professional fees relating to certain strategic initiatives. Results for 2001 included the costs to settle certain employee claims.

Interest Income and Expense: Interest income increased for both periods of 2002 reflecting higher average cash balances, somewhat offset by lower interest rates. Interest expense increased for both periods of 2002, primarily from our issuance in July 2001 of $250 million of seven-year senior subordinated notes. Interest expense in future periods will decline because of our redemption in the third quarter of 2002 of approximately $243 million of Liquid Yield Option Notes.

Miscellaneous Expense: Miscellaneous expense, net for the third quarter of 2002, includes a $3 million charge for the impairment of our investments in Internet partners. Results for the first nine months of 2001 include a charge of $8.5 million to write-down this investment portfolio. At the end of September 2002, the balance in this portfolio was $12.2 million.

Income Taxes: The effective income tax rate has remained at 35% since the third quarter of 2001. The rate could decline further, depending on the future mix of domestic and international income, which have different effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flows increased slightly for the first nine months of 2002 compared to the same period in 2001. Operating cash flows increased in 2002 from higher earnings, but the 2001 period included the addition of non-cash charges related to store and investment portfolio impairment charges. Also, improved inventory and accounts receivable management significantly reduced the Company’s working capital needs in 2001. This trend continues in 2002, albeit at a slower pace.

For the first nine months of 2002, capital expenditures reflect 14 store additions and seven relocations in North American Retail, seven additional wholly-owned stores internationally and corporate infrastructure additions. An additional seven stores are planned for North America during the fourth quarter of 2002. Capital expenditures for the remainder of the year could exceed the average additions during the first three quarters.

During the first nine months of 2002, exercises of employee stock options and stock purchase plans added $83 million to cash from financing activities. Over the same period, we purchased $36 million of Office Depot common stock under the current $50 million share repurchase program approved by our board of directors. The repurchase program is intended to mitigate, in part, the impact on shares outstanding from employee stock purchase plans.

During the third quarter of 2002, we redeemed all remaining Liquid Yield Option Notes (LYONS®) due in 2007 and 2008 for approximately $243 million. These notes were redeemed at 100 percent of the principal amount, plus interest accrued through the redemption date. Both 2002 and 2001 included cash outflows for scheduled payments on capital leases, and during the first nine months of 2001, we repaid $373 million of short-term borrowings. Additionally, during the third quarter of 2002, we terminated an existing interest rate swap agreement relating to the $250 million senior subordinated notes. The proceeds from this termination were approximately $20.4 million and the related benefit will be amortized over the remaining term of the notes.

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

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. This Statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement are effective for the Company with the beginning of fiscal year 2003; however, early application of the Statement is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this Statement would be reclassified in most cases following adoption. The Company does not anticipate a significant impact on its results of operations from adopting this Statement.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is required with the beginning of fiscal year 2003. This Statement will impact the timing of exit or disposal activities reported by the Company after adoption.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on amounts reported in these financial statements. A summary of those significant accounting policies can be found in our 2001 Annual Report on Form 10-K, filed on March 19, 2002, in the Notes to the Consolidated Financial Statements, Note A. In particular, judgment is used in areas such as the recognition for cooperative advertising support and vendor rebate programs, determining the allowance for uncollectible accounts, the provision for sales returns and allowances, self-insurance accruals, adjustments to inventory valuations, and provisions for store closures and asset impairments.

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

International Activity: We have operations in a number of international markets. We intend to enter additional international markets as attractive opportunities arise. Each entry could take the form of a start-up, acquisition of stock or assets of an existing company or a joint venture or licensing arrangement. In addition to the risks described above (in our domestic operations), internationally we face such risks as foreign currency fluctuations, unstable political and economic conditions, and, because some of our foreign operations are not wholly owned, compromised operating control in certain countries. Recent events have served to underscore even further the risks and uncertainties of operating in other parts of the world. Risks of civil unrest, war and economic crisis in portions of the world outside North America in which we operate represent a more significant factor than may have been the case in the past. Also, we have experienced significant fluctuations in foreign currency exchange rates, which in some periods have resulted in lower than anticipated sales and earnings in our International Division. Our results may continue to be adversely affected by these fluctuations in the future. In addition, we do not have a large group of managers experienced in international operations and will need to recruit additional management resources to successfully compete in many foreign markets. All of these risks could have a material adverse effect on our financial position or our results from operations. Moreover, as we increase the relative percentage of our business that is operated globally, we also increase the impact these factors have on our future operating results. Our start-up operation in Japan, in particular, has proven to be unprofitable to date and, in fact, has generated losses that have materially affected our financial results in the past and are expected to do so for some time in the future. Because of differing commercial practices, laws and other factors, our ability to use the Internet and e-commerce to substantially increase sales in international locations may not progress at the same rate as in North America. We recently engaged the services of an investment banking firm to offer our Australian operations for sale. There is no assurance as to whether we will locate a buyer for the Australian business, of if we do so, that the buyer will pay a price that does not result in a loss to the Company on a consolidated basis.

Economic Downturn, Including an Increase in Major Bankruptcy Filings: In the past decade, the favorable United States economy has contributed to the expansion and growth of retailers. Our country has experienced low inflation, low interest rates, low unemployment and an escalation of new businesses. The economy has recently displayed signs of a downturn. The Federal Reserve dramatically reduced interest rates throughout 2001 in recognition of the economic downturn. The overall stock market has been in a period of poor performance throughout 2001 and 2002. The retail industry, in particular, continues to display signs of a slowdown, with several specialty retailers, both in and outside our industry segment, failing to meet earning expectations throughout 2001. One major discount retailer filed for bankruptcy protection earlier in 2002, further indicating that the slow economy is having an impact on the retail industry. Several significant customers of the Company’s BSG group have filed for Chapter 11 bankruptcy protection in 2002 (including K-Mart, Inc. and WorldCom, Inc., among others), and others may do so as well. While we believe that we have made adequate provision for doubtful accounts, we cannot always anticipate which of our major customers may file for bankruptcy protection or the total effect of such matters on our business and results of operations. This general economic slowdown may adversely impact our business and the results of our operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

During the third quarter of 2002, we terminated the interest rate swap agreement relating to our $250 million senior subordinated notes. Also, see the disclosure in our 2001 Annual Report on Form 10-K. We do not believe the risk we face related to interest rate changes is materially different than it was at the date of the Annual Report.

Foreign Exchange Rate Risks

See the disclosure in our 2001 Annual Report on Form 10-K. We do not believe that the risk we face related to foreign currencies is materially different than it was at the date of the Annual Report.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are involved in litigation arising in the normal course of our business. While, from time to time, claims are asserted that make demands for large sums of money (including, from time to time, actions which are asserted to be maintainable as class action suits), we do not believe that any of these matters, either individually or in the aggregate, will materially affect our financial position or the results of our operations. This statement is qualified by the reference in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report to our efforts to settle certain class action wage and hour claims in the state of California. While not necessarily materially to our financial results, taken as a whole, we nevertheless consider this matter noteworthy and have therefore discussed in our MD&A.

Item 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	1)	Certification of the Company’s Chief Executive Officer, M. Bruce Nelson, and Chief Financial Officer, Charles E. Brown, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	1)	A Current Report on Form 8-K was filed on August 5 certifying the accuracy of the Company’s financial statements filed with the United States Securities and Exchange Commission subsequent to the filing of the Company’s form 10-K on March 19, 2002.

	2)	A Current Report on Form 8-K was filed on August 27 giving notice to the holders of the Company’s Liquid Yield Option Notes (the “Notes”) due November 1, 1998 that the Company has elected to redeem the Notes on September 26, 2002.

	3)	A Current Report on Form 8-K was filed on August 28 regarding a third quarter mid-quarter performance update.

	4)	A Current Report on Form 8-K was filed on October 16 regarding a press release issued with earnings information for the third quarter ending September 28, 2002.

	5)	A Current Report on Form 8-K was filed on October 23 regarding a press release issued with a revised statement of cash flows to correct an error contained in the statement in its previously released earnings information for the third quarter of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC. (Registrant)

Date: October 28, 2002	By: /s/ M. Bruce Nelson

M. Bruce Nelson Chief Executive Officer

Date: October 28, 2002	By: /s/ Charles E. Brown

Charles E. Brown Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date: October 28, 2002	By: /s/ James A. Walker

James A. Walker Senior Vice President, Finance and Controller (Principal Accounting Officer)

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, M. Bruce Nelson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Office Depot, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I (herein the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the “Company”) is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s internal controls as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s Certifying Officers have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 28, 2002

/s/ M. Bruce Nelson

M. Bruce Nelson
Chief Executive Officer

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Charles E. Brown, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Office Depot, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I (herein the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the “Company”) is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s internal controls as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s Certifying Officers have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 28, 2002

/s/ Charles E. Brown

Charles E. Brown
Executive Vice President, Finance
and Chief Financial Officer

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.