Form 10-K
period 2002-12-28
OFFICE DEPOT INC
filed 2003-03-13
CIK 800240

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-10948

Office Depot, Inc.

(Exact name of registrant as specified in its charter)

Delaware	59-2663954
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2200 Old Germantown Road Delray Beach, Florida	33445
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 438-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES ☑         No ☐

     The aggregate market value of voting stock held by non-affiliates of the registrant as of June 29, 2002 was approximately $5,149,265,520.

     As of February 22, 2003, the Registrant had 308,637,522 shares of Common Stock outstanding.

Documents Incorporated by Reference:

     Portions of our Annual Report to Stockholders for the fiscal year ended December 28, 2002 are incorporated by reference in Parts I and II, and the Proxy Statement, to be mailed to stockholders on or about March 25, 2003 for the Annual Meeting to be held on May 1, 2003, is incorporated by reference in Part III.

PART I

Item 1.     Business

      Office Depot Inc., together with our subsidiaries, (“Office Depot” or the “Company”) is a global supplier of office products and services. We sell to consumers and businesses of all sizes through our three business segments: North American Retail Division, Business Services Group (“BSG”), and International Division.

Office Products Business

      Businesses in our industry primarily sell three broad categories of merchandise: general office supplies and services, technology and related products and office furniture. Office products distributors include contract stationers (selling at significant discounts from list prices to their contract customers), mail order companies (selling through catalogs), Internet-based companies, and retailers (including office superstores such as the ones we operate).

      Although the office products business has changed in recent years, a significant portion of the market is still served by small dealers. These dealers purchase a significant portion of their merchandise from national or regional office supply distributors who, in turn, purchase merchandise from manufacturers. Dealers often employ a commissioned sales force that use the distributor’s catalog, showing products at retail list prices, for selection and price negotiation with the customer. We believe that these dealers generally sell their products at prices higher than those we offer to our customers.

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

      We also compete with several high-volume office supply chains that are similar to us in terms of store format, pricing strategy and product selection and availability in the markets where we operate, primarily those in the United States and Canada. We differentiate ourselves from these other superstore chains in terms of the convenience of our store locations, our dedication to providing customer service, the extent of our product selection, and our “in stock” position (i.e., having the products we carry on the shelves for our customers). We anticipate that in the future we will face increased competition from these chains as each of us expands our operations both in North America and abroad.

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

      Some of the entities we compete against may have greater financial resources than we do. Increased competition may have an adverse effect on us; however, we believe that we compete effectively based on price, selection, availability, location and customer service.

Merchandising and Product Strategy

      Our merchandising strategy is to offer a broad selection of office products, under both our Office Depot® and Viking Office Products® brands, and to provide our customers with what they need and what they need to know. Our selection of office products includes general office supplies, computers, software, computer supplies, business machines and related supplies, and office furniture. Our domestic office supply superstores and Customer Service Centers (“CSCs”) now stock approximately 8,200 and 9,300 SKUs, respectively, including variations in color and size. Our CSCs provide warehouse and delivery functions four our catalog, contract and Internet customers, and support retail store inventory replenishment as needed.

      We buy substantially all of our merchandise directly from manufacturers and other primary suppliers. We also source certain merchandise from offshore locations, including our private label brands that are exclusive to Office Depot and Viking. In most cases, our suppliers deliver the merchandise directly to our cross-dock facilities, which are centralized distribution centers. Once delivered to our cross-docks, most merchandise is then delivered to our retail stores or our CSCs. Cross-docks use a customized system to manage the inbound flow of merchandise with the goal of minimizing our landed cost. This system enables us to maintain optimal in-stock positions by permitting a shorter lead time for reordering at the stores and CSCs, while still meeting the minimum ordering requirements of our vendors. The use of cross-docks also reduces our freight costs by centralizing the receiving function.

      Our Business Service Group is party to multi-year agreements with many of its customers and anticipates entering into similar agreements in the future as we grow our contract business. Nonetheless, we have not entered into any material long-term agreements or commitments with any vendor or customer, the loss of any one of which would materially adversely affect our financial position or the results of our operations. We have not experienced any material difficulty in obtaining desired quantities of merchandise for sale, and we do not foresee having any significant difficulties in the future.

      Office Depot merchants are responsible for selecting and purchasing merchandise. For merchandise offered to our retail store, direct mail and Internet customers, operating management determines pricing based upon merchant recommendations. Our contract sales force in our BSG determines the price of products sold to our contract customers. Replenishment personnel monitor inventory levels and initiate product reorders with the assistance of our customized replenishment system. This system allows merchants to devote more time to selecting products, developing new product lines, analyzing competitive developments and negotiating with vendors to obtain more favorable prices and product availability. We transmit purchase orders by EDI to a significant number of our vendors, and we electronically receive Advance Shipment Notices and invoices back from them. This method of electronic ordering expedites orders and promotes accuracy and efficiency.

Store Strategy

      Our retail stores conform to a model designed to achieve cost efficiency by minimizing rent and eliminating the need for a central warehouse. Each store displays virtually all its inventory on the sales floor using low-profile fixtures, pallets, bins and steel shelving, permitting the bulk stacking of inventory and quick and efficient restocking. Shelving is positioned to form aisles large enough to comfortably accommodate customer traffic and merchandise movement. In recent years, we further enhanced the shopping experience with the installation of new lighting, signage, and broadband Internet capabilities across our entire North American Retail chain. As of December 28, 2002, the average size of our North American retail stores was approximately 27,000 square feet. In 2003, we plan to add approximately 40 new retail stores in North America, with almost half of these additions expected to be 13,000 square feet or less.

      Our stores sell primarily to small offices/home offices and individual consumers. We carry a wide selection of merchandise, including brand name and private label office supplies, business machines and computers, computer software, office furniture and other business-related products. Each store also contains a multipurpose copy and print center offering printing, reproduction, mailing, shipping, and other services. Through our partnership with UPS, we offer shipping services in our North American Retail stores. This enables us to offer our customers a full selection of packaging and shipping supplies, as well as the complete portfolio of U.S. domestic and international UPS shipping services at regular UPS customer counter rates.

      Internationally, our strategy has been to grow retail stores through the opening of wholly owned retail stores and through joint venture and licensing agreements. At the end of 2002, our International Division served customers through a total of 171 office supply retail stores, of which 50 were wholly owned. In 2003, we plan to expand our International Division’s retail presence by opening five to 10 new retail stores in France and Japan, and six new stores in Spain.

Catalog Production and Circulation

      We use our catalogs to market directly to both existing and prospective customers throughout the world. Separate catalog assortments promote our dual brand (Office Depot® and Viking Office Products®) mail order strategy. We currently circulate both Office Depot® and Viking Office Products® brand catalogs through our BSG and International Division. Each catalog is printed in full color with pictures and narrative descriptions that emphasize key product benefits and features. We have developed a distinctive style for our catalogs, most of which are produced in-house by our designers, writers and production artists, using a computer-based catalog creation system.

      Our Viking Office Products® brand catalog mailings include monthly sale catalogs, which are mailed to all active Viking customers and present our most popular items. A complete buyers guide, containing all of our products at the regular discount prices, is delivered to our Office Depot® and Viking Office Products® brand catalog customers every six months. This buyers guide, which is mailed to all of our active customers, varies in size between countries. Prospecting catalogs with special offers designed to attract new customers are mailed frequently. In addition, Office Depot® and Viking Office Products® specialty catalogs are delivered to selected customers monthly.

      During 2002, we mailed approximately 297 million copies of Office Depot® and Viking® brand catalogs to existing and prospective customers. During 2001 and 2000, we mailed approximately 307 million and 305 million copies, respectively.

Selling and Marketing

      We are able to maintain our competitive pricing policy primarily as a result of the significant cost efficiencies we achieve through our operating format and purchasing power. Our marketing programs are designed to attract new customers and to persuade existing customers to make additional purchases. We advertise in the major newspapers in most of our local markets. These advertisements are supplemented with local and national radio and network and cable television advertising campaigns and direct marketing efforts. Additionally, in 2002 we entered into a naming rights agreement for a sports and entertainment complex in south Florida. This agreement will provide us with marketing, signage rights, and other promotional programs over the next 10 years.

      We continuously acquire new customers by selectively mailing specially designed catalogs to prospective customers. Sometimes we obtain the names of prospective customers in new and existing markets through the use of selected mailing lists from outside marketing information services and other sources. We use a proprietary mailing list system for our Viking Office Products® brand catalogs and other promotional mailings. We plan to use this same technology to increase the effectiveness of our Office Depot® brand catalogs in the future.

      We have a low price guarantee policy for our Office Depot® brand products sold in stores and through catalogs and over the Internet. Under this policy, we will match any competitor’s comparable lower price. This program assures customers that they can always receive low prices from us even during periodic sales promotions by our competitors. Monthly competitive pricing analyses are performed to monitor each market, and prices are adjusted as necessary to adhere to this pricing philosophy and ensure competitive positioning.

      Our customers can place orders over the Internet, by telephone or by fax using toll-free telephone numbers that route the calls through call centers. In North America, our call centers are located in Florida, Georgia, Texas, Ohio, Connecticut, Kansas, New Jersey, Arizona and California. Orders are electronically transmitted from our call centers to the store or CSC closest to our customer for pick-up or delivery at a nominal delivery fee (free with a minimal order size). For our wholly owned operations outside of North America, orders are processed and fulfilled by call centers and CSCs located in each of the respective countries. Orders are packaged, invoiced and shipped for next-day delivery or same-day delivery in the case of Viking orders in selected markets.

      Through our BSG, we provide our contract customers with specialized services designed to aid them in achieving efficiencies and eliminating waste in their overall office products and office furniture costs. These services include electronic ordering, stockless office procurement, desktop delivery, business forms management services, and comprehensive product usage reports. Desktop delivery entails delivering the merchandise to individual departments within our customers’ facilities, rather than delivering the packages to one central receiving point. We also develop customized Intranet sites in tandem with our customers, allowing them to set rules and limitations on their employees’ electronic ordering abilities. Customer orders from these Intranet sites are transmitted to us via the Internet.

      In addition to the normal payment options available to all of our customers, we offer our contract and qualified commercial customers the option of purchasing on credit through open accounts. We also offer revolving credit terms to certain customers through the use of private label credit cards. These credit cards are issued without charge to credit-qualified customers. Sales transactions using the private label credit cards are transmitted electronically to financial services companies, which credit our bank account with the net proceeds within two days. We offer our contract customers a store purchasing card that allows them to purchase office supplies at one of our retail stores, while still taking advantage of their contract pricing. No single customer in any of our segments accounts for more than 1% percent of our total sales. All of our credit card operations are conducted by third parties with whom we contract to perform this service.

Information Systems

      Our information systems include advanced software packages that have been customized for our specific business operations. By maximizing our application of these technologies, we have improved our ability to manage our inventories, order processing, replenishment and marketing efforts.

      Inventory data is updated instantaneously in our systems when the merchandise is scanned for receiving or transfer, and sales and certain inventory data is updated in our systems each night by downloading information from our point-of-sale and our telemarketing order entry systems. Our point-of-

sale systems permit the entry of sales data through the use of bar code laser scanning. The systems also have a price “look-up” capability that permits immediate price checking and the efficient movement of customers through the checkout process. Data from all of our locations and order sources is transmitted to our headquarters at the end of each day, permitting a perpetual daily inventory and the calculation of average unit cost by SKU for each of our stores and CSCs. Daily compilation of sales and gross margin data allows us to analyze profitability and inventory by item and product line, as well as monitor the success of our sales promotions. For all SKUs, we have immediate access to on-hand daily unit inventory, units on order, current and past rates of sale and other information pertinent to the management of our inventory.

      We have invested in a new data warehouse system that allow us to perform trend and market basket analyses, manage our customer relationships, and produce more effective advertising campaigns. We strive for superior customer satisfaction, and our information systems initiatives are designed with that goal in mind. Our data warehouse solution is designed to use sales transaction and customer interaction information to market on a more personal basis with each of our customers. In recent years we have used technology to streamline our warehouse and delivery operations, resulting in improved operating performance and lower costs. We have also consolidated certain Office Depot and Viking operations and will continue to do so in the future.

      During 2002, we began various initiatives to update or streamline our information technology and related processes, including implementing an advanced ERP system across our core financial and human resource applications and moving our domestic warehouse operations to a common systems platform. The implementation of these projects will continue throughout fiscal 2003.

      We offer products to our customers through several web sites worldwide. In North America, we operate 11 web sites, including www.officedepot.com, which has won a number of awards from the information technology industry and various customer groups. We also operate 23 international web sites for both consumer and business customers. Our web sites have sophisticated work-flow components that help our customers electronically manage their ordering process for office supplies, with thousands of customer orders processed each day. Internet-enabled applications allow our suppliers to directly interact with our systems, improving order flow and supply chain management. We use our corporate Intranet to improve employee productivity and responsiveness and to reduce our administrative costs.

      All of our computer operations are managed internally in state-of-the-art facilities that capitalize on advanced technologies. Our help desk is manned 24 hours per day, 7 days per week. We utilize off-site disaster recovery facilities and redundancies. These operations result in industry leading system availability and reliability.

Employees

      As of February 22, 2003, we had approximately 43,000 employees worldwide, the majority of which were full time. Our labor relations generally are good, and the overwhelming majority of our facilities are not organized by any labor union. In the most recent labor organizing activity in a large facility in California, our employees rejected the efforts of the labor union to organize that workforce.

Available Information

      We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available, free of charge, under the “Investor Relations” section of our web site, www.officedepot.com, as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”).

Information Incorporated by Reference

      The following information is included in Exhibit 13.1. Such information is set forth in Office Depot’s 2002 Annual Report to Stockholders and is incorporated herein by reference:

General description of our business segments — Pages 13-14
Financial information about segments — Pages 14-19 and 42-43
Revenues by product group — Page 15
Seasonality of the business — Page 23
Financial information about geographic areas — Page 43

Executive Officers of the Registrant

     Bruce Nelson — Age: 58

      Mr. Nelson has served as Chief Executive Officer of Office Depot, Inc. since July 17, 2000 and Chairman of our Board of Directors since December 29, 2001. Previously, he served both as President of Office Depot International and as President and Chief Operating Officer of our subsidiary, Viking Office Products, Inc. He has been one of our directors since he joined us in August 1998. From January 1996 until August 1998, he served as President and as a director of Viking. From July 1995 until January 1996, Mr. Nelson was Chief Operating Officer of Viking, and from January 1995 until July 1995, he was Executive Vice President of Viking. From 1990 until July 1994, Mr. Nelson was President and Chief Executive Officer of BT Office Products USA. He had previously worked for over 22 years at Boise Cascade Office Products in a number of executive positions.

     Jerry Colley — Age: 50

      Mr. Colley joined Office Depot in February 2001 as our President, North American Stores. Prior to joining Office Depot, he was Senior Vice President, Stores and Customer Satisfaction for AutoZone, Inc., from 1997 to 2001. Prior to his tenure at AutoZone, Mr. Colley was Executive Vice President of Tire Kingdom from January 1996 to July 1996, and President of Rose Auto Parts, a regional retail chain, from February 1995 to December 1995, and Vice President, Stores/Regional Manager for AutoZone/AutoShack from 1987 to 1995.

     Robert J. Keller — Age: 49

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

     Rolf Van Kaldekerken — Age: 52

      Mr. van Kaldekerken has been President, European Operations since August 2000. Prior to that appointment, he served as Executive Vice President, European Operations from January 2000 to August 2000. Previously, he was Vice President & Country Manager for Germany from 1998 to January 2000 for Office Depot International. Managing Director and Vice President, Germany, Benelux and Austria for Viking Office Products from November 1994 until August 1998, when Viking was merged into our Company. Prior to joining Viking, Mr. van Kaldekerken was European Operations Manager and European Purchasing Manager for INMAC Corporation.

     Charles E. Brown — Age: 49

      Mr. Brown has been our Executive Vice President and Chief Financial Officer since October 2001. Prior to assuming that position, Mr. Brown was Senior Vice President, Finance and Controller since he joined our Company in May 1998. Before joining Office Depot, he was Senior Vice President and Chief Financial Officer of Denny’s, Inc. from January 1996 until May 1998; from August 1994 until December 1995, he was Vice President and Chief Financial Officer of ARAMARK International; and from September 1989 until July 1994, he was Vice President and Controller of Pizza Hut International, a Division of PepsiCo, Inc.

     Jocelyn Carter-Miller — Age: 45

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

     Jay Crosson — Age: 52

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

     Dave D’Arezzo — Age: 44

      Mr. D’Arezzo joined Office Depot in August 2002 as Executive Vice President, Merchandising. Prior to joining Office Depot, he spent eight years (1994 to 2002) with Wegmans Food Markets, most recently as Senior Vice President of Merchandising. Prior to Wegmans, he worked at PepsiCo for four years in marketing and business development.

     David C. Fannin — Age: 57

      Mr. Fannin has been our Executive Vice President, General Counsel and Secretary since August 2000. Previously, he was Senior Vice President and General Counsel since he joined our Company in November 1998, and our Corporate Secretary since January 1999. Mr. Fannin was Executive Vice President, General Counsel and Corporate Secretary of Sunbeam Corporation, a manufacturer and wholesaler of durable household and outdoor consumer products, from January 1994 until August 1998. In connection with his tenure at Sunbeam Corporation, Mr. Fannin was the subject of administrative proceedings brought by the U. S. Securities and Exchange Commission with respect to Section 17(a)(3) of the Securities Act of 1933. These proceedings culminated in Mr. Fannin’s consent in May 2001 (without admitting or denying any liability) to the entry of a Commission cease-and-desist order.

     Monica Luechtefeld — Age: 54

      Ms. Luechtefeld has been our Executive Vice President, e-Commerce since August 2000. Previously she was Sr. Vice President of E-Commerce from February 2000 until August 2000. From September 1997 until February 2000, she was Vice President, Marketing and Sales Administration; and from February 1996 to September 1997 she was Vice President of Contract Marketing & Business Development. Ms. Luechtefeld joined Office Depot in 1993 where she served as General Manager of the Southern California Region of Office Depot until 1996.

     Patricia Morrison — Age: 43

      Ms. Morrison joined our Company in January 2002 as Executive Vice President and Chief Information Officer. From June 2000 to December 2001, she was Vice President — Information Systems & Chief Information Officer of Quaker Oats Company. From April 1997 to June 2000, she was employed by the General Electric Company, as Chief Information Officer of GE Industrial Systems (1998 to 2000) and Chief Information Officer, GE Electrical Distribution & Control (1997 to 1998). Prior to her employment at GE, Ms. Morrison was employed by Procter & Gamble Company from 1981 to 1997, in various positions, including Manager — Management Systems for the Cosmetics & Fragrance Division (1995 to 1997); Associate Director — Center for Excellence (1993 to 1995) and Associate Director, U.S. Finance & Accounting Systems (1992 to 1993).

     James A. Walker — Age: 46

      Mr. Walker has been Senior Vice President, Finance, and Controller since October 2001. Mr. Walker joined Office Depot in February 1999 as Vice President, Retail Stores Group Finance until October 2001. From May 1996 until February 1999, when he joined Office Depot, Mr. Walker served as Vice President,

Financial Planning for Advantica Restaurants, Inc. (operator of Denny’s® Restaurants); from May 1991 until May 1996, Mr. Walker was employed by PepsiCo, Inc. in various capacities in the finance and strategic planning areas.

      Information with respect to our directors is incorporated herein by reference to the information under the caption “Election of Directors/Biographical Information of the Candidates” in the Proxy Statement for our 2003 Annual Meeting of Stockholders.

Item 2.     Properties

      As of February 22, 2003, we operate 837 office supply stores in 44 states and the District of Columbia, 34 office supply stores in five Canadian provinces and 173 office supply stores (including those operated under licensing and joint venture agreements) in nine countries outside of the United States and Canada. We also operate 24 CSCs in 18 U.S. states and 20 CSCs in 13 countries outside of the United States. The following table sets forth the locations of these facilities.

STORES

State/Country	#

UNITED STATES:
Alabama	15
Alaska	2
Arizona	3
Arkansas	10
California	128
Colorado	29
District of Columbia	2
Delaware	1
Florida	89
Georgia	37
Hawaii	3
Idaho	5
Illinois	34
Indiana	17
Iowa	3
Kansas	8
Kentucky	14
Louisiana	28
Maryland	14
Michigan	20
Minnesota	10
Mississippi	13
Missouri	19
Montana	2
Nebraska	5
Nevada	13
New Jersey	5
New Mexico	5
New York	13
North Carolina	25
North Dakota	1
Ohio	11
Oklahoma	14
Oregon	15
Pennsylvania	9
South Carolina	16
South Dakota	1
Tennessee	23
Texas	108
Utah	4
Virginia	18
Washington	30
West Virginia	3
Wisconsin	11
Wyoming	1

Total United States	837
CANADA:
Alberta	8
British Columbia	9
Manitoba	3
Ontario	12
Saskatchewan	2

Total Canada	34
FRANCE	38
HUNGARY	3
ISRAEL	27
JAPAN	12
MEXICO	77
POLAND	13
THAILAND	3

Total Outside North America	173

CSCs

State/Country	#

UNITED STATES:
Arizona	1
California	3
Colorado	2
Connecticut	1
Florida	2
Georgia	1
Illinois	1
Louisiana	1
Maryland	2
Massachusetts	1
Michigan	1
Minnesota	1
New Jersey	1
North Carolina	1
Ohio	1
Texas	2
Utah	1
Washington	1

Total United States	24
BELGIUM	1
FRANCE	2
ISRAEL	1
GERMANY	3
THE NETHERLANDS	1
IRELAND	1
ITALY	1
JAPAN	1
MEXICO	2
POLAND	2
SPAIN	1
SWITZERLAND	1
UNITED KINGDOM	3

Total Outside the United States	20

      Most of our facilities are leased or subleased, with lease terms (excluding renewal options) expiring in various years through 2029, except for 61 facilities, including certain corporate office buildings and our systems data center, which we own. Our owned facilities are located in 15 states, primarily in Florida, Texas and California; three Canadian provinces; the United Kingdom; the Netherlands; and France.

      We operate through retail stores under the Office Depot® name, and via the Internet, under Office Depot®, Viking Office Products®, 4Sure.com®, Computers4Sure.com® and Solutions4Sure.com®. Our contract and catalog businesses operate under the names Office Depot®, Viking Office Products®, and Viking Direct®.

      Our corporate offices in Delray Beach, Florida consist of approximately 575,000 square feet in three adjacent buildings — two of which are owned and one is leased. We also own a corporate office building in Torrance, California which is approximately 180,000 square feet in size, and a systems data center in Charlotte, North Carolina which is approximately 53,000 square feet in size.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for the Registrant’s Common Stock and Related Security Holder Matters

      Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ODP.” As of February 22, 2003, there were 3,819 holders of record of our common stock. The last reported sale price of the common stock on the NYSE on February 22, 2003 was $12.08.

      The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as quoted on the NYSE Composite Tape. These prices do not include retail mark-ups, mark-downs or commission.

	High	Low

2002
First Quarter	$20.400	$15.500
Second Quarter	21.960	15.460
Third Quarter	17.000	10.600
Fourth Quarter	18.090	10.700

2001
First Quarter	$10.200	$7.125
Second Quarter	10.650	8.250
Third Quarter	14.250	9.740
Fourth Quarter	18.580	13.330

      We have never declared or paid cash dividends on our common stock, and we do not currently intend to pay cash dividends in the foreseeable future. Earnings and other cash resources will continue to be used in the expansion of our business.

Item 6.     Selected Financial Data

      The information required by this Item is set forth in Exhibit 13.1 under the heading “Financial Highlights” as of and for the fiscal years ended December 28, 2002, December 29, 2001, December 30, 2000, December 25, 1999 and December 26, 1998. This information is set forth in our Annual Report to Stockholders for the fiscal year ended December 28, 2002 (on page 12) and is incorporated herein by this reference and made a part hereof.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The information required by this item is set forth in Exhibit 13.1 under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Cautionary Statements for Purposes of the “Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995.” This information is set forth in our Annual Report to Stockholders for the fiscal year ended December 28, 2002 (on pages 13-28) and is incorporated herein by this reference and made a part hereof.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      The information required by this item is set forth in Exhibit 13.1 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This information is set forth in our Annual Report to Stockholders for the fiscal year ended December 28, 2002 (on page 22) and is incorporated herein by this reference and made a part hereof.

Item 8.     Financial Statements

      The information required by this Item is set forth in Exhibit 13.1 under the headings “Independent Auditors’ Report,” “Consolidated Balance Sheets,” “Consolidated Statements of Earnings,” “Consolidated

Statements of Stockholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” as of December 28, 2002 and December 29, 2001 and for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000. This information is set forth in our Annual Report to Stockholders for the fiscal year ended December 28, 2002 (on pages 29-43) and is incorporated herein by this reference and made a part hereof.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information concerning our executive officers is set forth in Item 1 of this Form 10-K under the caption “Executive Officers of the Registrant.”

      Information with respect to our directors is incorporated herein by reference to the information “Election of Directors/Biographical Information on the Candidates” in the Proxy Statement for our 2003 Annual Meeting of Stockholders.

      Information required by Item 405 of Regulation S-K is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2003 Annual Meeting of Stockholders.

Item 11.     Executive Compensation

      Information with respect to executive compensation is incorporated herein by reference to the information under the caption “Executive Compensation” in the Proxy Statement for our 2003 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the caption “Stock Ownership Information” in the Proxy Statement for our 2003 Annual Meeting of Stockholders. Information with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to the information in Note I — Employee Benefit Plans included under the heading “Notes to Consolidated Financial Statements” of Exhibit 13.1.

Item 13.     Certain Relationships and Related Transactions

      Information with respect to such contractual relationships is incorporated herein by reference to the information under the captions “CEO Compensation” in the Proxy Statement for our 2003 Annual Meeting of Stockholders.

PART IV

Item 14.     Controls and Procedures

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

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as a part of this report:

1. The financial statements listed in Item 8.

2. The financial statement schedule listed in “Index to Financial Statement Schedule.”

3. The exhibits listed in the “Index to Exhibits.”

      (b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the year ended December 28, 2002 except those disclosed in our 2002 Quarterly Reports on Form 10-Q, and the following reports on Form 8-K filed in the fourth quarter ended December 28, 2002 through the filing of this annual report.

1. The Company filed a report, dated December 2, 2002, announcing the sale of its Australian operations.

2. The Company filed a report, dated December 4, 2002, regarding a press release with respect to mid-quarter financial results for the fourth quarter of 2002.

3. The Company filed a report, dated January 8, 2003, announcing the completion of the sale of its Australian operations.

4. The Company filed a report, dated February 13, 2003, regarding a press release with respect to financial results for the fourth quarter and fiscal year ending December 28, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of March 2003.

OFFICE DEPOT, INC.

By:	/s/ M. BRUCE NELSON

M. Bruce Nelson
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 13, 2003.

Signature	Capacity

/s/ M. BRUCE NELSON M. Bruce Nelson	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

/s/ CHARLES E. BROWN Charles E. Brown	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

/s/ JAMES A. WALKER James A. Walker	Senior Vice President, Finance and Controller (Principal Accounting Officer)

/s/ LEE A. AULT, III Lee A. Ault, III	Director

/s/ NEIL R. AUSTRIAN Neil R. Austrian	Director

/s/ CYNTHIA R. COHEN Cynthia R. Cohen	Director

/s/ DAVID I. FUENTE David I. Fuente	Director

/s/ BRENDA J. GAINES Brenda J. Gaines	Director

/s/ BRUCE S. GORDON Bruce S. Gordon	Director

/s/ W. SCOTT HEDRICK W. Scott Hedrick	Director

/s/ JAMES L. HESKETT James L. Heskett	Director

/s/ MICHAEL J. MYERS Michael J. Myers	Director

/s/ FRANK P. SCRUGGS, JR. Frank P. Scruggs, Jr.	Director

/s/ PETER J. SOLOMON Peter J. Solomon	Director

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, M. Bruce Nelson, certify that:

      1. I have reviewed this annual report on Form 10-K of Office Depot, Inc.:

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I (herein the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the “Company”) is made known to the Certifying Officers by others within the Company, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s internal controls as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s Certifying Officers have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s Certifying Officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ M. BRUCE NELSON

M. Bruce Nelson
Chief Executive Officer

Date: March 13, 2003

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Charles E. Brown, certify that:

      1. I have reviewed this annual report on Form 10-K of Office Depot, Inc.:

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I (herein the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the “Company”) is made known to the Certifying Officers by others within the Company, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s internal controls as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s Certifying Officers have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s Certifying Officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CHARLES E. BROWN

Charles E. Brown
Executive Vice President, Finance and
Chief Financial Officer

Date: March 13, 2003

INDEX TO FINANCIAL STATEMENTS

Page

Independent Auditors’ Report	*
Consolidated Balance Sheets	*
Consolidated Statements of Earnings	*
Consolidated Statements of Stockholders’ Equity	*
Consolidated Statements of Cash Flows	*
Notes to Consolidated Financial Statements	*
Independent Auditors’ Report of Deloitte & Touche LLP on Financial Statement Schedule	F-2

*	Incorporated herein by reference to the respective information in our Annual Report to Stockholders for the fiscal year ended December 28, 2002.

F-1

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Office Depot, Inc.:

      We have audited the consolidated financial statements of Office Depot, Inc. as of December 28, 2002 and December 29, 2001 and for each of the three years in the period ended December 28, 2002, and have issued our report thereon dated February 13, 2003; such consolidated financial statements and report are included in the Company’s Annual Report to Stockholders for the fiscal year ended December 28, 2002 and are incorporated herein by reference. Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the Index to Financial Statement Schedule is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the Company’s management. Such information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

/S/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida

February 13, 2003

F-2

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page

Schedule II — Valuation and Qualifying Accounts and Reserves	S-1

      All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere herein.

SCHEDULE II

OFFICE DEPOT, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C	Column D	Column E

			Deductions —
	Balance at	Additions —	Write-offs,	Balance at
	Beginning	Charged to	Payments and	End of
Description	of Period	Expense	Other Adjustments	Period

Allowance for Doubtful Accounts:
2002	$32,228	$22,103	$25,182	$29,149
2001	33,682	23,226	24,680	32,228
2000	27,005	29,943	23,266	33,682

S-1

INDEX TO EXHIBITS

		Sequentially
Exhibit		Numbered
Number	Exhibit	Page †

3.1	Restated Certificate of Incorporation, as amended to date	(1)
3.2	Bylaws	(11)
4.1	Form of Certificate representing shares of Common Stock	(2)
4.2	Rights Agreement dated as of September 4, 1996 between Office Depot, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C.	(3)
4.3	Indenture, dated as of July 2, 2001, between the Company and SunTrust Bank, N.A., relating to the 10% Senior Subordinated Notes due 2008.	(10)
10.01	Office Depot, Inc. Long-Term Equity Incentive Plan*	(5)
10.02	1997-2001 Office Depot, Inc. Designated Executive Incentive Plan*	(4)
10.03	Form of Indemnification Agreement, dated as of September 4, 1996, by and between Office Depot, Inc. and each of David I. Fuente, Cynthia R. Cohen, W. Scott Hedrick, James L. Heskett, Michael J. Myers, Peter J. Solomon, William P. Seltzer, and Thomas Kroeger	(6)
10.04	Executive Part-time Employment Agreement, dated as of September 30, 1999, by and between Office Depot, Inc. and Irwin Helford*	(7)
10.05	Executive Severance Agreement, including Release and Non-competition Agreement, dated September 19, 2000 by and between the Company and David I. Fuente (schedules and exhibits omitted)*	(8)
10.06	Executive Retirement Agreement dated July 17, 2000 by and between the Company and Barry J. Goldstein (Attachment A omitted)*	(8)
10.07	Executive Employment Agreement dated January 30, 2001 by and between the Company and Jerry Colley*	(9)
10.08	Change of Control Agreement, dated as of January 30, 2001, by and between the Company and Jerry Colley*	(9)
10.09	Change of Control Agreement, dated as of May 28, 1998, by and between the Company and Charles E. Brown*	(9)
10.10	Executive Employment Agreement dated July 25, 2000 by and between the Company and Robert J. Keller*	(9)
10.11	Change of Control Agreement, dated as of July 25, 2000, by and between the Company and Robert J. Keller*	(9)
10.12	Executive Employment Agreement dated October 8, 2001 by and between the Company and Charles E. Brown*	(12)
10.13	Executive Employment and Change of Control Agreement dated as of December 29, 2001 by and between the Company and M. Bruce Nelson*	(12)
10.14	Consulting Agreement dated as of March 1, 2002 by and between the Company and Irwin Helford*	(12)
10.15	Revolving Credit Agreement dated as of April 24, 2002 by and among the Company and Citibank, N.A., as syndication agent, Fleet National Bank and BNP Paribas, as documentation agents, Salomon Smith Barney Inc. and First Union Securities, Inc., as joint lead arrangers, Salomon Smith Barney Inc., as sole bookrunner, and Wachovia Bank, National Association, as administrative agent.	(13)
13.1	Certain portions of the Company’s 2002 Annual Report to Stockholders
21.1	List of subsidiaries
23.1	Consent of Deloitte & Touche LLP

Sequentially
Exhibit		Numbered
Number	Exhibit	Page †

99.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Code of Ethics for the Company’s CEO, CFO, and Other Senior Executives

† This information appears only in the manually signed original copies of this report.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the respective exhibit to the Proxy Statement for the Company’s 1995 Annual Meeting of Stockholders.

(2)	Incorporated by reference to the respective exhibit to the Company’s Registration Statement No. 33-39473.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on September 6, 1996.

(4)	Incorporated by reference to the respective exhibit to the Company’s Annual Report on Form 10-K for the year ended December 27, 1997.

(5)	Incorporated by reference to the respective exhibit to the Proxy Statement for the Company’s 1997 Annual Meeting of Stockholders.

(6)	Incorporated by reference to the respective exhibit to the Company’s Annual Report on Form 10-K for the year ended December 28, 1996.

(7)	Incorporated by reference to the respective exhibit to the Company’s Annual Report on Form 10-K for the year ended December 25, 1999.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on October 31, 2000.

(9)	Incorporated by reference to the respective exhibit to the Company’s Annual Report on Form 10-K for the year ended December 30, 2000.

(10)	Incorporated by reference to the respective exhibit to the Company’s Form S-4 Registration Statement No. 333-67620.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 2, 2001.

(12)	Incorporated by reference to the respective exhibit to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 1, 2002.

      Upon request, the Company will furnish a copy of any exhibit to this report upon the payment of reasonable copying and mailing expenses.