Form 10-K/A
period 2002-12-28
OFFICE DEPOT INC
filed 2003-04-28
CIK 800240

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 28, 2002

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

Commission file number 1-10948

OFFICE DEPOT, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-2663954 (I.R.S. Employer Identification No.)

2200 Old Germantown Road, Delray Beach, Florida (Address of principal executive offices)	33445 (Zip Code)

Registrant’s telephone number, including area code: (561) 438-4800

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Stock, par value $0.01 per share	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

     The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant, based on the closing price for Office Depot, Inc.’s Common Stock on the New York Stock Exchange on June 28, 2002 was approximately $5,149,265,520. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

     As of February 22, 2003, the registrant had 308,637,522 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Annual Report to Stockholders for the fiscal year ended December 28, 2002 are incorporated by reference in Parts I and II, and portions of our Proxy Statement, mailed to stockholders on or about March 24, 2003 for the Annual Meeting to be held on May 1, 2003, are incorporated by reference in Part III.

EXPLANATORY NOTE

This Form 10-K/A constitutes Amendment No. 1 to the registrant’s Form 10-K for the fiscal year ended December 28, 2002. This Form 10-K/A is being filed solely to present, in Part III of such 10-K, the disclosure found below under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” which disclosure was previously incorporated by reference in the originally filed version of such 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the caption “Stock Ownership Information” in the Proxy Statement for our 2003 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 28, 2002:

			Number of
			securities
			remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants,	options, warrants,	reflected in
	and rights	and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders

Long-Term Equity Incentive Plan (including the Long-Term Incentive Stock Plan)(1)	31,499,632	$14.69	9,436,540

Employee Stock Purchase Plan	Not Applicable	Not Applicable	1,862,843

Equity compensation plans not approved by security holders

None	0	Not Applicable	0

Total	31,499,632	$14.69	11,299,383

(1)	Outstanding options under the Long-Term Incentive Stock Plan are satisfied with available securities from the Long-Term Equity Incentive Plan upon exercise.

For a description of the equity compensation plans above, see Note I – Employee Benefit Plans included under the heading “Notes to Consolidated Financial Statements” of Exhibit 13.1.

2

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the registrant’s Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

OFFICE DEPOT, INC.

By: /s/ M. Bruce Nelson

Date: April 28, 2003	M. Bruce Nelson Chief Executive Officer

By: /s/ Charles E. Brown

Date: April 28, 2003	Charles E. Brown Executive Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)

3

CERTIFICATIONS

I, M. Bruce Nelson, certify that:

     1.     I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Office Depot, Inc.

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report.

Date: April 28, 2003

/s/ M. Bruce Nelson M. Bruce Nelson Chief Executive Officer

I, Charles E. Brown, certify that:

     1.     I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Office Depot, Inc.

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report.

Date: April 28, 2003

/s/ Charles E. Brown Charles E. Brown Executive Vice President, Finance and Chief Financial Officer

4