Form 10-Q
period 2003-03-29
OFFICE DEPOT INC
filed 2003-04-28
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2003

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant had 308,787,891 shares of common stock outstanding as of March 29, 2003.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	As of	As of
	March 29,	December 28,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$978,863	$877,088
Short-term investments	1,782	6,435
Receivables, net	752,296	771,632
Merchandise inventories, net	1,138,904	1,305,589
Deferred income taxes	170,518	143,073
Prepaid expenses and other current assets	77,791	105,898

Total current assets	3,120,154	3,209,715
Property and equipment, net	1,107,074	1,118,062
Goodwill, net	258,527	257,797
Other assets	173,868	180,238

Total assets	$4,659,623	$4,765,812

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,017,040	$1,173,973
Accrued expenses and other current liabilities	583,220	662,490
Income taxes payable	178,197	139,431
Current maturities of long-term debt	15,479	16,115

Total current liabilities	1,793,936	1,992,009

Deferred income taxes and other credits	62,678	64,721
Long-term debt, net of current maturities	408,778	411,970

Commitments and contingencies

Stockholders’ equity:
Common stock — authorized 800,000,000 shares of $.01 par value; issued 394,175,809 in 2003 and 393,905,052 in 2002	3,942	3,939
Additional paid-in capital	1,120,181	1,118,028
Unamortized value of long-term incentive stock grants	(1,266)	(1,295)
Accumulated other comprehensive income	16,886	1,165
Retained earnings	2,107,638	2,028,442
Treasury stock, at cost – 85,387,918 shares in 2003 and 85,389,591 in 2002	(853,150)	(853,167)

Total stockholders’ equity	2,394,231	2,297,112

Total liabilities and stockholders’ equity	$4,659,623	$4,765,812

The accompanying notes are an integral part of these statements.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	13 Weeks Ended

	March 29,	March 30,
	2003	2002

Sales	$3,055,869	$3,021,873
Cost of goods sold and occupancy costs	2,096,891	2,145,776

Gross profit	958,978	876,097
Store and warehouse operating and selling expenses	671,164	596,672
General and administrative expenses	125,274	114,723
Other operating expenses, net	1,235	1,116

Operating profit	161,305	163,586

Other income (expense):
Interest income	5,350	2,887
Interest expense	(11,738)	(10,981)
Miscellaneous income, net	2,560	2,500

Earnings from continuing operations before income taxes and cumulative effect of accounting change	157,477	157,992

Income taxes	53,542	55,930

Earnings from continuing operations before cumulative effect of accounting change	103,935	102,062
Discontinued operations, net	1,153	648
Cumulative effect of accounting change, net	(25,892)	—

Net earnings	$79,196	$102,710

Earnings per share from continuing operations before cumulative effect of accounting change:
Basic	$0.34	$0.34
Diluted	0.33	0.32

Cumulative effect of accounting change:
Basic	$(0.08)	$—
Diluted	(0.08)	—

Net earnings per share:
Basic	$0.26	$0.34
Diluted	0.25	0.32

The accompanying notes are an integral part of these statements.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	13 Weeks Ended

	March 29,	March 30,
	2003	2002

Cash flows from operating activities:
Net earnings	$79,196	$102,710
Adjustments to reconcile net earnings to net cash provided by operating activities:
Discontinued operations, net	(1,153)	(648)
Cumulative effect of accounting change, net	25,892	—
Depreciation and amortization	53,256	48,815
Provision for losses on inventories and receivables	31,129	27,666
Changes in working capital	(81,643)	112,660
Other operating activities, net	(11,084)	4,051

Net cash provided by operating activities	95,593	295,254

Cash flows from investing activities:
Capital expenditures	(38,544)	(36,145)
Proceeds from disposition of assets	36,470	544
Sale of short-term investment securities	4,653	—

Net cash provided by (used in) investing activities	2,579	(35,601)

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	2,248	42,987
Acquisition of treasury stock	—	(12,166)
Payments on long- and short-term borrowings, net	(2,683)	(5,029)

Net cash (used in) financing activities	(435)	(25,792)

Effect of exchange rate changes on cash and cash equivalents	4,038	(4,841)

Net increase in cash and cash equivalents	101,775	280,604
Cash and cash equivalents at beginning of period	877,088	565,387

Cash and cash equivalents at end of period	978,863	$845,991

Supplemental disclosure of other cash flow activities:
Interest received	$5,722	$2,772
Interest paid	10,835	18,877
Income taxes paid	22,947	43,751

Supplemental disclosure of non-cash investing and financing activities:
Additional paid-in capital related to income tax benefits on stock options exercised	$100	$5,815
Assets acquired under capital leases	13	7,722

The accompanying notes are an integral part of these statements.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Tabular amounts in thousands)

Note A – Basis of Presentation

Office Depot, Inc., including consolidated subsidiaries (the “Company”), is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December and quarters are based on 13-week periods. The condensed consolidated balance sheet at December 28, 2002 has been derived from audited financial statements at that date. The condensed interim financial statements as of March 29, 2003 and for the 13-week period ending March 29, 2003 (also referred to as “the first quarter of 2003”) and March 30, 2002 (also referred to as “the first quarter of 2002”) are unaudited. However, in our opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. Certain prior period amounts have been reclassified to conform to the current year’s presentation.

These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of the Company and its financial statements, we recommend reading these condensed interim financial statements in conjunction with the Company’s audited financial statements for the year ended December 28, 2002, which are included in our 2002 Annual Report on Form 10-K, filed on March 13, 2003.

Note B – Cumulative Effect of Accounting Change

Effective December 29, 2002, the beginning of our 2003 fiscal year, we adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. This guidance primarily affects our accounting for cooperative advertising arrangements. Under these rules, there is a presumption that amounts received from vendors should be considered a reduction of product costs. This presumption can be overcome if certain restrictive provisions are met. We adopted a policy of considering all cooperative advertising arrangements to be a reduction of product cost, because the cost of tracking actual advertising costs by vendor to meet these criteria would exceed the benefit. These arrangements were previously accounted for as a reduction of advertising expense. A portion will now be deferred in inventory and will reduce the cost of products as they are sold, similar to the current practice for vendor rebate arrangements. The amounts deferred for both arrangements will be adjusted quarterly and changes in the deferral will impact quarterly earnings, but based on projected inventory balances and vendor arrangements, the full year impact is not expected to be significant.

To record the initial amount of cooperative advertising deferred in inventory at the beginning of the year, we recorded an after-tax cumulative effect adjustment of $25.9 million, or $0.08 per share. The impact of the new accounting method decreased cost of goods sold for the first quarter of 2003 by $83.0 million and increased advertising expense by $66.0 million. The impact to cost of goods sold reflects the reclassification of the cooperative advertising credit, as well as $17.0 million from change in amounts deferred in inventory, for a positive impact on diluted earnings per share of $0.03 for the quarter. Prior periods have not been restated. However, the estimated impact of applying this method in the first quarter of 2002 would have been to decrease cost of goods sold by $105.8 million and increase advertising expense by $85.2 million. Pro forma operating profit would have increased by $20.6 million, net earnings by $13.4 million and diluted earnings per share by $0.04.

Note C – Accounting for Stock-Based Compensation

     The Company accounts for its stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below is based on provisions of Statement of Financial Accounting Standard (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, issued in December 2002.

(In thousands, except per share amounts)

	2003	2002

Net earnings, as reported	$79,196	$102,710
Stock based employee compensation cost included in net income as reported, net of tax	132	161
Compensation expense under FAS 123	(4,891)	(6,545)

Pro forma net earnings	$74,437	$96,326

Net earnings per share – Basic
As reported	$0.26	$0.34
Pro forma	0.24	0.32

Net earnings per share – Diluted
As reported	$0.25	$0.32
Pro forma	0.24	0.30

Compensation cost charged against income for restricted shares issued under the Long-Term Equity Incentive Plan and Long-Term Incentive Stock Plan, as well as the Company’s match under the retirement savings plan for the first quarter of 2003 and 2002 totaled $3.8 million and $1.7 million, respectively.

Note D – Discontinued Operations

The Company completed the sale of its Australian operations in the early part of January 2003, recognizing an after tax gain of $1.2 million. The results for Australia, including the gain on sale in 2003, have been reported as a discontinued operation for both periods presented. Accordingly, the accompanying Condensed Consolidated Statement of Earnings for the first quarter of 2002 has been restated to reflect such classification. Additionally, Australia’s assets and liabilities have been classified as held for sale and included in prepaid expenses and other current assets and in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet as of December 28, 2002.

Australia’s revenues were $18.7 million the first quarter of 2002, with no reported pretax income. Basic and diluted net earnings per share were not affected by discontinued operations in either period.

Note E – Comprehensive Income

Comprehensive income represents all non-owner changes in stockholders’ equity and consists of the following:

	First Quarter

	2003	2002

Net earnings	$79,196	$102,710
Other comprehensive income (loss):
Foreign currency translation adjustments, net	15,721	(4,762)

Total comprehensive income	$94,917	$97,948

Note F – Earnings Per Share (“EPS”)

     The information required to compute basic and diluted EPS is as follows:

	First Quarter

	2003	2002

Basic:
Weighted average number of common shares outstanding	307,973	303,504

Diluted:
Earnings from continuing operations	$103,935	$102,062
Interest expense related to convertible notes, net of income taxes	—	1,902

Adjusted earnings from continuing operations	$103,935	$103,964

Weighted average number of common shares outstanding	307,973	303,504
Shares issued upon assumed conversion of convertible notes	—	13,845
Shares issued upon assumed exercise of dilutive stock options	3,247	8,878

Shares used in computing diluted EPS	311,220	326,227

Options to purchase approximately 19.2 million shares of common stock were not included in our computation of diluted earnings per share for the first quarter of 2003 because their weighted average effect would have been anti-dilutive.

Note G – Segment Information

The following is a summary of our significant accounts and balances by segment, reconciled to consolidated totals:

	Sales		Segment Operating Profit

	2003	2002	2003	2002

North American Retail Division	$1,529,790	$1,621,851	$118,154	$123,578
Business Services Group	1,024,266	992,681	97,045	97,815
International Division	502,537	408,022	72,690	58,144

Total reportable segments	3,056,593	3,022,554	287,889	279,537
Eliminations	(724)	(681)	(75)	(112)

Total	$3,055,869	$3,021,873	$287,814	$279,425

A reconciliation of the measure of segment operating profit to consolidated earnings from continuing operations before income taxes and cumulative effect of accounting change is as follows:

	2003	2002

Total segment operating profit	$287,814	$279,425
General and administrative expenses	(125,274)	(114,723)
Interest income	5,350	2,887
Interest expense	(11,738)	(10,981)
Other, net	1,325	1,384

Total	$157,477	$157,992

	Total Assets		Goodwill

	March 29,	December 28,	March 29,	December 28,
	2003	2002	2003	2002

North American Retail Division	$1,474,332	$1,695,907	$1,555	$1,470
Business Services Group	1,009,713	1,115,586	229,950	229,950
International Division	761,913	771,734	27,022	26,377

Total From Reportable Segments	3,245,958	3,583,227	258,527	257,797
Other	1,413,665	1,182,585	—	—

Total	$4,659,623	$4,765,812	$258,527	$257,797

Note H – Subsequent Event

On April 8, 2003, the Company announced that it made a firm offer to acquire the contract sales business of Guilbert S.A. from Pinault-Printemps-Redoute group (“PPR”) for 815 million euros ($899 million US dollars, based on the exchange rate at April 24, 2003), plus a contingent payment of 40 million euros if Office Depot stock is above $20 per share for five consecutive days over an eighteen month period following the closing date of the acquisition. On April 11, 2003, the Company entered into a definitive Sale and Purchase Agreement with PPR, and subsequently filed its application, jointly with PPR, with the European Union in Brussels, seeking approval of the transaction by that body. Pending approval by the European competition authorities, the Company expects to complete the transaction by mid-2003.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL

Office Depot, Inc., together with our subsidiaries, is a global supplier of office products and services. We sell to consumers and businesses of all sizes through our three business segments: North American Retail Division, Business Services Group (“BSG”) and International Division.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2002 Annual Report on Form 10-K.

This MD&A contains significant amounts of forward-looking information. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “project,” “probably,” “should” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements. Our Cautionary Statements, which you will find immediately following this MD&A and following the MD&A in our 2002 Annual Report on Form 10-K, apply to these forward-looking statements.

RESULTS OF OPERATIONS

Net earnings for the first quarter of 2003 were affected by a decline in sales of our North American Retail Division, increased sales at somewhat lower margins in our Business Services Group, and expansion and foreign currency exchange benefits in our International Division.

In addition, we adopted new accounting guidance, Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. This guidance primarily affects our accounting for cooperative advertising arrangements. Under these rules, there is a presumption that amounts received from vendors should be considered a reduction of product costs. This presumption can be overcome if certain restrictive provisions are met. We adopted a policy of considering all cooperative advertising arrangements to be a reduction of product cost, because the cost of tracking actual advertising costs by vendor to meet these criteria would exceed the benefit. These arrangements were previously accounted for as a reduction of advertising expense. A portion will now be deferred in inventory and will reduce the cost of products as they are sold, similar to the current practice for vendor rebate arrangements. The amounts deferred for both arrangements will be adjusted quarterly and changes in the deferral will impact quarterly earnings, but based on projected inventory balances and vendor arrangements, the full year impact is not expected to be significant.

The accounting change resulted in a $25.9 million after tax charge in the first quarter, or $0.08 per share, to reflect the cumulative effect of adoption. Additionally, $66.0 million of cooperative advertising arrangements were reclassified in the first quarter of 2003 from a credit against advertising expense to a reduction of cost of goods sold. Amounts deferred in inventory for cooperative advertising and vendor rebates were reduced with the decline in inventory balances since year end 2002, resulting in a $17.0 million reduction of cost of goods sold. The amounts deferred for both arrangements will be adjusted quarterly and changes in the deferral will impact quarterly earnings, but is not expected to have a significant impact on the full year results. Prior periods have not been restated. However, the estimated impact of applying this method in the first quarter of 2002 would have been to decrease cost of goods sold by $105.8 million and increase advertising expense by $85.2 million. Pro forma operating profit would have increased by $20.6 million, net earnings by $13.4 million and diluted earnings per share by $0.04.

The Overall table below provides a subtotal for segment operating profit. We use this measure of performance to assess the operations of each business unit, and we believe it is useful to investors, because it reflects each segment’s direct activity. Our general and administrative expenses primarily consist of personnel and related costs associated with support functions. Because these functions support all segments of our business, we do not consider these costs in determining our segment profitability. Other companies, however, may charge more or less general and administrative expenses to their segments and our results therefore may not be comparable to similarly titled measures used by other entities. Our measure of segment operating profit should not be considered as an alternative to operating income or net earnings determined in accordance with generally accepted accounting principles (“GAAP”).

Overall
 ($ in millions)

	First Quarter

	2003		2002

Sales	$3,055.9	100.0%	$3,021.9	100.0%
Cost of goods sold and occupancy costs	2,096.9	68.6%	2,145.8	71.0%

Gross profit	959.0	31.4%	876.1	29.0%

Store and warehouse operating and selling expenses	671.2	22.0%	596.7	19.8%

Segment operating profit	287.8	9.4%	279.4	9.2%

General and administrative expenses	125.3	4.1%	114.7	3.8%
Other operating expenses	1.2	0.0%	1.1	0.0%

Operating Profit	$161.3	5.3%	$163.6	5.4%

Overall sales for the first quarter of 2003 increased 1% to $3.1 billion compared to the same period last year. Sales declined 6% in the North American Retail Division, improved 3% in BSG, and increased 23% in the International Division. The International Division increase reflects favorable exchange rate impacts and results of our expansion efforts. Worldwide e-commerce sales grew 23% to $599.2 million during the quarter. These e-commerce sales are comprised of all worldwide online sales, including those from our domestic and international public web sites, as well as Office Depot’s contract business-to-business sites. These sales are reported in the business segment in which they are generated, primarily BSG.

Operating profit for the first quarter decreased by 1% to $161.3 million compared to the same period in 2002, primarily from the decline in retail sales, product mix shifts, and expansion costs. Offsetting these factors were operational efficiencies in BSG and a positive impact from the accounting change relating to cooperative advertising and vendor arrangements.

North American Retail Division
 ($ in millions)

	First Quarter

	2003		2002

Sales	$1,529.8	100.0%	$1,621.9	100.0%
Cost of goods sold and occupancy costs	1,113.5	72.8%	1,228.5	75.8%

Gross profit	416.3	27.2%	393.4	24.2%

Store and warehouse operating and selling expenses	298.1	19.5%	269.8	16.6%

Segment operating profit	$118.2	7.7%	$123.6	7.6%

Comparable store sales in the 847 stores in the U.S. and Canada that have been open for more than one year declined 7% in the first quarter of 2003 compared with the same period last year. Comparable transactions and average transaction size declined, but the conversion rate of shoppers to buyers increased. The sales decline was across many categories, but the largest declines were in technology and furniture. Comparable sales of core office supplies were only slightly negative. The sales mix and certain promotional activities adversely affected gross profit.

The increases in both gross profit and store and warehouse operating and selling expenses reflect application of the new accounting guidance relating to vendor arrangements. For the first quarter of 2003, cooperative advertising credits of $42.5 million were reclassified to lower cost of goods sold, and an additional $9.3 million credit was recorded to lower cost of goods sold from the change in amounts deferred in inventory for cooperative advertising and vendor rebate arrangements. The pro forma impact of adopting this accounting guidance in the first quarter of 2002 would have decreased cost of goods sold by $66.5 million and increased advertising expense by $55.2 million.

Components of store and warehouse operating and selling expenses declined in 2003 from lower sales volumes and efforts to control payroll and other costs.

The Company has launched several initiatives to increase store traffic and sales. Significant effort has been devoted to an important component of product mix, ink and toner, highlighting availability and customer service . This initiative is expected to be complete by the end of the second quarter. Additionally, merchandising of writing instruments, binders, and furniture has been modified in a number of stores and additional store modifications are expected to continue throughout the balance of 2003.

During the first quarter, four new retail stores were opened and one store was relocated, bringing the total stores operated throughout the United States and Canada to 871. The Company plans to open a total of 40 new stores during 2003, with the concentration of openings in the second half of the year.

Business Services Group
 ($ in millions)

	2002		2001

Sales	$1,024.2	100.0%	$992.7	100.0%
Cost of goods sold and occupancy costs	691.2	67.5%	674.6	68.0%

Gross profit	333.0	32.5%	318.1	32.0%

Store and warehouse operating and selling expenses	236.0	23.0%	220.3	22.2%

Segment operating profit	$97.0	9.5%	$97.8	9.8%

Total BSG sales for the first quarter of 2003 increased 3% compared to the prior period. This increase reflects a 5% growth in the contract business, offset by lower catalog sales. The contract business was positive in almost all markets, in spite of weather in the Northeast affecting sales for some of the quarter. Domestic e-commerce sales grew almost 21% for the period. Sales of paper, machine supplies, and technology increased, but furniture sales were lower.

The change in accounting for vendor arrangements reduced the cost of goods sold for the first quarter of 2003 by $23.4 million and increased advertising expense by $16.1 million. The pro forma impact to the first quarter of 2002 would have decreased cost of goods sold by $32.8 million and increased advertising expense by $24.3 million.

Gross margins were adversely affected during the quarter by targeted promotional activity and increases in larger national accounts that tend to have lower margin purchases.

The store and warehouse operating and selling expenses not impacted by the change in accounting for vendor arrangements, declined as a percentage of sales reflecting continued operational efficiencies in warehousing activities.

International Division
 ($ in millions)

	First Quarter

	2002		2001

Sales	$502.5	100.0%	$408.0	100.0%
Cost of goods sold and occupancy costs	292.5	58.2%	243.0	59.6%

Gross profit	210.0	41.8%	165.0	40.4%

Store and warehouse operating and selling expenses	137.3	27.3%	106.9	26.1%

Segment operating profit	$72.7	14.5%	$58.1	14.3%

Sales in the International Division increased 23% (4% in local currency) in the first quarter of 2003. The change in exchange rates increased sales reported in U.S. dollars by $76.8 million during the quarter. The sales increase reflects our growing European contract business, an increase in catalog sales in the UK, as well as sales in our new operations in Switzerland, Spain and Portugal.

The change in accounting for vendor arrangements reduced cost of goods sold by $7.9 million and increased advertising expense by $7.5 million. The pro forma impact of having adopted this guidance in 2002 would have decreased cost of goods sold by $6.5 million and increased advertising expense by $5.6 million.

Store and warehouse operating and selling expenses include additional costs for our new operations and larger contract sales force and reflect lower advertising costs from brand consolidation in Japan. Operating profit was positively impacted by foreign exchange rates during the first quarter by $10.6 million.

The sale of our Australian operations was completed in January. Accordingly, the gain on the sale of this portion of the Company’s business has been presented as a discontinued operation in the Condensed Consolidated Statements of Earnings.

Corporate and Other

Income and expenses not allocated to our business segments consist of general and administrative expenses, interest income and expense, income taxes and inter-segment transactions.

General and Administrative Expenses: As a percentage of sales, general and administrative expenses increased in the first quarter of 2003 to 4.1% compared to 3.8% for the same period last year. The increase reflects the impact of translating international general and administrative expenses at weaker U.S. dollar rates, professional fees incurred for system enhancements and higher employee-related expenses. As noted in our 2002 Annual Report on Form 10-K, other companies may charge more or less of their general and administrative costs to their segments, and comparisons to their operations could be affected.

Interest Income and Expense: Interest income increased during the first quarter of 2003 compared to the same quarter last year reflecting higher average cash balances internationally coupled with more favorable currency exchange rates. Interest expense increased because certain fixed rate debt was covered by a variable interest rate swap agreement in 2002, partially offset by lower interest from redemption in the third quarter 2002 of the Liquid Yield Option Notes.

Miscellaneous Income: Miscellaneous income for the first quarters of 2003 and 2002 primarily consists of equity in earnings of our joint venture investments and royalty and franchise income generated from licensing and franchise agreements.

Income Taxes: The effective income tax rate has declined to 34% this quarter. This decline in the rate is attributable to a shift in the mix of domestic and international income, which have different effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Traditionally, cash flows from operations have been our primary source of funds. During the first quarter of 2003, cash provided by operating activities decreased $199.7 million compared to the same period last year. This change reflects a higher liquidation of trade payables in 2003 and comparatively more inventory on hand at the end of the first quarter of 2003 from lower domestic sales.

For the first quarter of 2003, capital expenditures reflect four store additions and one relocation in North American Retail, the opening of our first wholly owned store in Spain, as well as continued corporate infrastructure additions. An additional 36 new store openings are planned for North America during the next three quarters of 2003. We also plan to add a total of 14 stores in Japan, Spain, and France. Accordingly, capital expenditures for each of the remaining three quarters could exceed the expenditures made in the first quarter. In January 2003, we completed the sale of our Australian business, contributing to the positive cash flow from investing activities.

During the first quarter of 2003, exercises of employee stock options and stock purchase plans added $2.2 million to cash from financing activities. During the same period last year, exercises of employee stock options and other benefit plan transactions provided $43 million to financing activities and we purchased $12.2 million of our common stock to help mitigate stock issuances under employee benefit plans.

As discussed in Note H to our Condensed Consolidated Financial Statements, on April 8, 2003, we announced our firm offer to acquire all issued and outstanding shares of Guilbert S.A., (which is primarily the contract sales business of Guilbert) from Pinault Printemps-Redoute group for 815 million euros ($899 million US dollars, based on the exchange rate at April 24, 2003), plus a contingent payment of 40 million euros if Office Depot stock is above $20 per share for five consecutive days over an eighteen month period following the closing date of the acquisition. If approved by the European competition authorities, we anticipate completing the transaction by mid-2003 using a portion of our existing cash on hand, as well as borrowings under our existing revolving credit facility.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2002 Annual Report on Form 10-K, filed on March 13, 2003, in the Notes to the Consolidated Financial Statements, Note A and the Critical Accounting Policies Section.

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

Forward-looking information involves risks and uncertainties, including certain matters that we discuss in more detail below and in our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. This information is based on various factors and important assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements in this Quarterly Report. In particular, the factors we discuss below and in our 2002 Annual Report on Form 10-K could affect our actual results and could cause our actual results during the remainder of 2003 and in future years to differ materially from those expressed in any forward-looking statement made by us in this Quarterly Report on Form 10-Q. Those Cautionary Statements contained in our 2002 Annual Report on Form 10-K are incorporated herein by this reference to them; and, in addition, we urge you to also consider the following cautionary statements:

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

International Activity: We have operations in a number of international markets. We intend to enter additional international markets as attractive opportunities arise. Each entry could take the form of a start-up, acquisition of stock or assets of an existing company or a joint venture or licensing arrangement. We have made a decision to accelerate our growth in Europe, increasing more rapidly than originally planned the number of countries in which we operate. In addition to the risks described above (in our domestic operations), internationally we face such risks as foreign currency fluctuations, unstable political and economic conditions, and, because some of our foreign operations are not wholly owned, compromised operating control in certain countries. Recent events have served to underscore even further the risks and uncertainties of operating in other parts of the world. Risks of civil unrest, war and economic crisis in portions of the world outside North America in which we operate represent a more significant factor than may have been the case in the past. Also, we have experienced significant fluctuations in foreign currency exchange rates in 2002 and the first quarter of 2003, which affected the sales and earnings in our International Division. Our results may continue to be affected by these fluctuations, both positive and negative, in the future as the value of the U.S. dollar changes against other currencies. In addition, we do not have a large group of managers experienced in international operations and will need to recruit additional management resources to successfully compete in many foreign markets. All of these risks could have a material adverse effect on our financial position or our results from operations. Moreover, as we increase the relative percentage of our business that is operated globally, we also increase the impact these factors have on our future operating results. Because of differing commercial practices, laws and other factors, our ability to use the Internet and electronic commerce to substantially increase sales in international locations may not progress at the same rate as in North America.

Risks and Uncertainties Associated with Planned Acquisition of Guilbert S.A.: As mentioned elsewhere in this report on Form 10-Q, we have announced our planned acquisition of Guilbert, S.A., a wholly-owned subsidiary of Pinault-Printemps-Redout group in Europe. This acquisition, upon consummation, will more than double the size of our operations in Europe. Guilbert is not a fully-integrated company, and its integration with our existing business operations in Europe will present many difficult challenges. The integration of this transaction into our existing operations will demand the full-time attention of several key managers in Europe, and the part-time attention of most others. Our experience in integrating large acquisitions (such as the integration of Viking in 1998 and beyond) indicates that the integration will likely take longer than planned and will be subject to unanticipated difficulties and expenses. Key risks involve failure to execute as well or as quickly as anticipated on our integration plans; losses of key personnel in the acquired company; more difficulty in achieving G&A savings than originally contemplated; and resistance to cultural changes in the acquired organization. While we ultimately view this acquisition as a key driver to our continued success in Europe, in the short term, it is likely to take longer, cost more and present more difficulties in the integration phase than we are able to contemplate at this stage of the acquisition process.

Economic Downturn, Including an Increase in Major Bankruptcy Filings: In the decade of the 1990’s, the favorable United States economy contributed to the expansion and growth of retailers. Our country experienced low inflation, relatively low interest rates, low unemployment and an escalation of new businesses. Since the turn of the 21st century, however, the economy has been in a downturn which has seen increased unemployment, stagnant business growth rates and a substantial decrease in the formation of new business. All of these factors have combined to negatively affect our business, especially in the United States and Japan. The Federal Reserve continued to dramatically reduce interest rates throughout 2002 in recognition of the economic downturn-or-recession—in an effort to address that downturn. The overall stock market has been in a period of poor performance throughout 2001 and 2002. The retail industry, in particular, continues to display signs of a slowdown, with several specialty retailers, both in and outside our industry segment, reporting earnings warnings throughout 2002. One major discount retailer filed for bankruptcy protection early in 2002, further indicating that the slow economy is having an impact on the retail industry. The depth and duration of this general economic slowdown may adversely impact our business and the results of our operations in the future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

Refer to the disclosure in our 2002 Annual Report on Form 10-K. We do not believe that the risk we face related to interest rate changes is materially different than it was at the date of the Annual Report.

Foreign Exchange Rate Risks

Refer to the disclosure in our 2002 Annual Report on Form 10-K. We do not believe that the risk we face related to foreign currencies is materially different than it was at the date of the Annual Report.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

1.	A Current Report on Form 8-K filed on April 8, 2003 regarding a press release announcing the proposed acquisition of Guilbert S.A.

2.	A Current Report on Form 8-K filed on April 17, 2003 regarding a press release issued with earnings information for the quarter ended March 29, 2003.

3.	A Current Report on Form 8-K filed on April 18, 2003 providing the Sale and Purchase Agreement relating to the offer to acquire Guilbert, S. A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC. (Registrant)

Date: April 28, 2003	By: /s/ M. Bruce Nelson

M. Bruce Nelson Chief Executive Officer

Date: April 28, 2003	By: /s/ Charles E. Brown

Charles E. Brown Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date: April 28, 2003	By: /s/ James A. Walker

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

Date: April 28, 2003

/s/ M. Bruce Nelson M. Bruce Nelson Chief Executive Officer

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is also attached to this Report.

CERTIFICATION

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

Date: April 28, 2003

/s/ Charles E. Brown Charles E. Brown Executive Vice President, Finance and Chief Financial Officer

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is also attached to this Report.