Form 10-Q
period 2003-06-28
OFFICE DEPOT INC
filed 2003-07-31
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2003

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number 1-10948

OFFICE DEPOT, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-2663954

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Old Germantown Road; Delray Beach, Florida	33445

(Address of principal executive offices)	( Zip Code)

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

The registrant had 309,852,032 shares of common stock outstanding as of July 25, 2003.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	As of	As of
	June 28,	December 28,
	2003	2002

Assets

Current assets:
Cash and cash equivalents	$460,028	$877,088
Short-term investments	—	6,435
Receivables, net	1,068,753	771,632
Merchandise inventories, net	1,257,560	1,305,589
Deferred income taxes	148,109	143,073
Prepaid expenses and other current assets	70,796	105,898

Total current assets	3,005,246	3,209,715
Property and equipment, net	1,205,862	1,118,062
Goodwill	833,191	257,797
Other assets	448,486	180,238

Total assets	$5,492,785	$4,765,812

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$1,129,701	$1,173,973
Accrued expenses and other current liabilities	972,671	662,490
Income taxes payable	149,228	139,431
Current maturities of long-term debt	13,365	16,115

Total current liabilities	2,264,965	1,992,009

Deferred income taxes and other credits	267,616	64,721
Long-term debt, net of current maturities	435,958	411,970

Commitments and contingencies

Stockholders’ equity:
Common stock — authorized 800,000,000 shares of $.01 par value; issued 394,959,881 in 2003 and 393,905,052 in 2002	3,950	3,939
Additional paid-in capital	1,127,827	1,118,028
Unamortized value of long-term incentive stock grants	(1,143)	(1,295)
Accumulated other comprehensive income	79,546	1,165
Retained earnings	2,167,267	2,028,442
Treasury stock, at cost – 85,390,416 shares in 2003 and 85,389,591 in 2002	(853,201)	(853,167)

Total stockholders’ equity	2,524,246	2,297,112

Total liabilities and stockholders’ equity	$5,492,785	$4,765,812

The accompanying notes are an integral part of these statements.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Sales	$2,815,691	$2,622,259	$5,871,560	$5,644,132
Cost of goods sold and occupancy costs	1,955,575	1,858,862	4,052,466	4,004,638

Gross profit	860,116	763,397	1,819,094	1,639,494

Store and warehouse operating and selling expenses	651,461	545,189	1,322,625	1,141,861
General and administrative expenses	126,698	123,118	251,972	237,841
Other operating expenses, net	212	2,934	1,447	4,050

Operating profit	81,745	92,156	243,050	255,742

Other income (expense):
Interest income	4,505	5,483	9,855	8,370
Interest expense	(11,517)	(11,777)	(23,255)	(22,758)
Miscellaneous income, net	13,606	1,553	16,166	4,053

Earnings from continuing operations before income taxes and cumulative effect of accounting change	88,339	87,415	245,816	245,407

Income taxes	28,710	30,546	82,252	86,476

Earnings from continuing operations before cumulative effect of accounting change	59,629	56,869	163,564	158,931

Discontinued operations, net	—	74	1,153	722

Cumulative effect of accounting change, net	—	—	(25,892)	—

Net earnings	$59,629	$56,943	$138,825	$159,653

Earnings per share from continuing operations before cumulative effect of accounting change:
Basic	$0.19	$0.18	$0.53	$0.52
Diluted	0.19	0.18	0.52	0.50

Cumulative effect of accounting change:
Basic	—	—	(0.08)	—
Diluted	—	—	(0.08)	—

Net earnings per share:
Basic	$0.19	$0.19	$0.45	$0.52
Diluted	0.19	0.18	0.45	0.50

The accompanying notes are an integral part of these statements.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	26 Weeks Ended

	June 28,	June 29,
	2003	2002

Cash flow from operating activities:
Net earnings	$138,825	$159,653
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change, net	25,892	—
Discontinued operations, net	(1,153)	(722)
Depreciation and amortization	110,761	98,673
Provision for losses on inventories and receivables	69,782	48,811
Changes in working capital and other	(169,974)	80,221

Net cash provided by operating activities	174,133	386,636

Cash flows from investing activities:
Acquisition, net of cash acquired	(624,998)	—
Capital expenditures	(91,465)	(86,648)
Proceeds from disposition of assets	38,938	11,092
Sale of short-term securities	6,435	—

Net cash (used in) investing activities	(671,090)	(75,556)

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	9,473	81,733
Acquisition of treasury stock	—	(23,848)
Proceeds from borrowings	24,258	—
Payments on long- and short-term borrowings	(8,296)	(5,688)

Net cash provided by financing activities	25,435	52,197

Effect of exchange rate changes on cash and cash equivalents	54,462	40,790

Net (decrease) increase in cash and cash equivalents	(417,060)	404,067
Cash and cash equivalents at beginning of period	877,088	565,387

Cash and cash equivalents at end of period	$460,028	$969,454

Supplemental disclosure of other cash flow activities:
Interest paid	$20,170	$27,050
Income taxes paid	63,386	46,543

Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital leases	$684	$10,134

The accompanying notes are an integral part of these statements.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

Office Depot, Inc., including consolidated subsidiaries (the “Company”), is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 28, 2002 has been derived from audited financial statements at that date. The condensed interim financial statements as of June 28, 2003 and for the 13- and 26-week periods ending June 28, 2003 (also referred to as “the second quarter of 2003” and “the first half of 2003,” respectively) and June 29, 2002 (also referred to as “the second quarter of 2002” and “the first half of 2002”) are unaudited. However, in our opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

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

Note B – Cumulative Effect of Accounting Change

Effective December 29, 2002, the beginning of our 2003 fiscal year, we adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. This guidance primarily affects our accounting for cooperative advertising arrangements. These rules presume that all amounts received from vendors are classified as a reduction of product costs. This presumption can be overcome if certain restrictive provisions are met. Beginning in 2003, we adopted a policy that classifies all cooperative advertising arrangements as a reduction of product cost, because the cost of tracking actual advertising costs by vendor to meet these criteria would exceed the benefit. These arrangements were previously accounted for as a reduction of advertising expense. A portion of these amounts is now deferred in inventory and will reduce the cost of products when they are sold, similar to our current practice for vendor rebate arrangements. The amounts deferred for both arrangements are adjusted quarterly. Changes in the deferral rates and changes in inventory balances may impact quarterly or annual earnings. The net effect of changes in inventory balances and the deferral rate during the second quarter of 2003 was insignificant.

To record the initial amount of cooperative advertising deferred in inventory at the beginning of the year, we recorded an after-tax cumulative effect adjustment of $25.9 million, or $0.08 per share. Prior periods have not been restated. The impacts of applying this method in 2003, and the estimated pro forma impacts for 2002 are summarized as follows:

(in millions, except per share amounts)
Increase (decrease)

	Second Quarter		First Half

		Pro Forma		Pro Forma
	2003	2002	2003	2002

Cost of goods sold	$(50.1)	$(54.4)	$(133.2)	$(160.2)
Advertising expense	50.1	57.9	116.2	143.1
Operating profit	—	(3.5)	17.0	17.1
Net earnings	—	(2.2)	11.2	10.8
Diluted earnings per share	—	$(0.01)	$0.03	$0.03

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

(In thousands, except per share amounts)

	Second Quarter		First Half

	2003	2002	2003	2002

Net earnings as reported	$59,629	56,943	$138,825	$159,653
Stock based employee compensation cost included in net income as reported, net of tax	58	191	191	352
Compensation expense under FAS 123, net of tax	(5,987)	(7,874)	(10,879)	(14,420)

Pro forma net earnings	$53,700	49,260	$128,137	$145,585

Net earnings per share – Basic
As reported	$0.19	$0.19	$0.45	$0.52
Pro forma	0.17	0.16	0.42	0.48

Net earnings per share – Diluted
As reported	$0.19	$0.18	$0.45	$0.50
Pro forma	0.17	0.15	0.41	0.45

Note D – Acquisition

On June 2, 2003, the Company acquired all of the common shares of Guilbert S.A. (“Guilbert”) from Pinault-Printemps-Redoute S.A. Guilbert is the French parent company of a corporate group that constitutes one of the largest contract stationers in Europe. The acquisition provides the Company an immediate presence in targeted markets, substantially increases the scope and breadth of the Company’s contract business in Europe, and establishes Office Depot as the leading multi-channel reseller of office products in continental Europe and the United Kingdom. The results of Guilbert’s operations have been included in the consolidated financial statements since the date of acquisition.

The cash purchase price of euro 788.0 million was paid in two installments; euro 523.0 million was paid on June 2, 2003 and the additional euro 265.0 million was paid on June 30, 2003. Because Office Depot’s quarter ended on June 28, 2003, the second installment is reported as a current liability in the accompanying condensed consolidated balance sheet.

The U.S. dollar value of the acquisition, including transaction costs, totaled $951.6 million, based on the euro to U.S. dollar exchange rate on the purchase date. A working capital adjustment completed subsequent to the end of the quarter has reduced the acquisition cost to euro 780 million and will be included in valuation adjustments during the third quarter of 2003. The price is subject to an upward adjustment of euro 40 million in cash or the Company’s common stock if the price per share of Office Depot common stock closes at or above $20 per share for any five consecutive trading days during the 18-month period following June 2, 2003. This contingent consideration was not included in the cost initially allocated to assets and liabilities acquired because of the uncertainty of payment; but if paid, it would increase the amount of goodwill recorded. Additionally, the seller is required to pay the value of any unfunded pension liability as determined by a future independent valuation. The current estimated unfunded pension liability has been recorded as part of the fair value assigned to liabilities assumed, with a corresponding receivable recorded as due from the seller. This unfunded value and the related receivable from the seller have been classified in long-term liabilities and other assets, respectively, in the accompanying condensed consolidated balance sheet and will change with future plan valuations until settled.

The Company is in the process of assessing and formulating a plan of integration for the operations of Guilbert. The integration plan, once completed, will likely include the cost of exiting certain activities or operations and terminating or relocating certain personnel. Those costs associated with Guilbert operations or personnel will be recorded as an adjustment to the value of goodwill in the period in which the Company finalizes and commits to the integration plan. No estimate of integration-related activity has been included in the initial purchase price allocation. Exit costs associated with Office Depot operations or personnel will be charged to operations as incurred in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities.

The following table summarizes the initial allocation of the purchase price based on preliminary independent appraisals and management’s estimates. As this work is completed, these preliminary valuations may change, possibly significantly.

As of June 2, 2003
(In millions)
Current assets	$450.2
Property, plant, and equipment	94.8
Intangible assets	181.5
Goodwill	589.2
Other assets	90.9

Total assets acquired	1,406.6

Current liabilities	245.2
Long-term liabilities	209.8

Total liabilities assumed	455.0

Net assets acquired	$951.6

Intangible assets at June 2, 2003 include $117.1 million for tradenames, currently estimated to have indefinite lives. An additional $64.4 million has been assigned to customer-related intangibles which will be amortized on an accelerated basis over five years. The valuation of tradenames and other intangible assets, along with the related estimated lives, is in the preliminary stage and may change, possibly significantly. Intangible and other assets are included in other assets in Office Depot’s condensed consolidated balance sheet.

All assets and liabilities of Guilbert, including goodwill and intangibles, have been allocated to the International Division.

Unaudited pro forma information giving effect to the acquisition of Guilbert as if it had been acquired at the beginning of 2002 is shown below. This information relates to the acquired contract business of Guilbert. Based on our review, Guilbert’s results of operations have been modified from amounts originally prepared under French accounting principles to conform to accounting principles generally accepted in the United States of America. One such adjustment is the recognition in the first half of 2002 of a cumulative effect of an accounting change in the amount of $20.9 million, or $0.07 per diluted share, for the assumed adoption of FAS 142, Goodwill and Other Intangible Assets.

Pro forma information

(In thousands, except per share amounts)

	Second Quarter		First Half

	2003	2002	2003	2002

Revenues	$3,038,434	$2,924,723	$6,473,158	$6,269,886

Earnings from continuing operations before cumulative effect of change in accounting principle	$50,956	$48,008	$166,900	$161,895

Net earnings	$50,956	$48,082	$142,161	$141,726

Earnings per share from continuing operations before cumulative effect of change in accounting principle:
Basic	$0.17	$0.16	$0.54	$0.53
Diluted	$0.16	$0.15	$0.54	$0.50

Net earnings per share
Basic	$0.17	$0.16	$0.46	$0.46
Diluted	$0.16	$0.15	$0.46	$0.44

Note E – Discontinued Operations

The Company completed the sale of its Australian operations in January 2003, recognizing an after-tax gain of $1.2 million. The results for Australia, including the gain on sale in 2003, are reported as a discontinued operation. Accordingly, the accompanying Condensed Consolidated Statements of Earnings for the second quarter and first half of 2002 were restated to reflect such classification. Additionally, Australia’s assets and liabilities were classified as held for sale and are included in prepaid expenses and other current assets and in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet as of December 28, 2002.

Australia’s revenues were $22.1 million and $40.8 million for the second quarter and the first half of 2002, respectively, with no reported pretax income. Diluted net earnings per share were not affected by discontinued operations in either period.

Note F – Comprehensive Income

Comprehensive income represents all non-owner changes in stockholders’ equity and consists of the following:

(In thousands)

	Second Quarter		First Half

	2003	2002	2003	2002

Net earnings	$59,629	$56,943	$138,825	$159,653
Other comprehensive income:
Foreign currency translation adjustments, net	62,660	53,716	78,381	48,956

Total comprehensive income	$122,289	$110,659	$217,206	$208,609

Note G – Earnings Per Share (“EPS”)

The information required to compute basic and diluted EPS is as follows:

(In thousands, except share amounts)

	Second Quarter		First Half

	2003	2002	2003	2002

Basic:
Weighted average number of common shares outstanding	308,560	307,665	308,267	305,585

Diluted:
Net earnings	$59,629	$56,943	$138,825	$159,653
Interest expense related to convertible notes, net of income taxes	—	1,835	—	3,737

Adjusted net earnings	$59,629	$58,778	$138,825	$163,390

Weighted average number of common shares outstanding	308,560	307,665	308,267	305,585
Shares issued upon assumed conversion of convertible notes	—	13,845	—	13,845
Shares issued upon assumed exercise of dilutive stock options	3,752	8,376	3,499	8,627

Shares used in computing diluted EPS	312,312	329,886	311,766	328,057

Options to purchase approximately 18.3 million shares of common stock were not included in our computation of diluted earnings per share for the second quarter of 2003 because their weighted average effect would have been anti-dilutive.

Note H – Segment Information

The following is a summary of our significant accounts and balances by segment, reconciled to consolidated totals:

(In thousands)

	Sales

	Second Quarter		First Half

	2003	2002	2003	2002

North American Retail Division	$1,278,054	$1,293,181	$2,807,844	$2,915,032
Business Services Group	967,602	953,553	1,991,868	1,946,234
International Division	570,874	376,310	1,073,411	784,332

Total reportable segments	2,816,530	2,623,044	5,873,123	5,645,598
Eliminations	(839)	(785)	(1,563)	(1,466)

Total	$2,815,691	$2,622,259	$5,871,560	$5,644,132

	Segment Operating Profit

	Second Quarter		First Half

	2003	2002	2003	2002

North American Retail Division	$46,419	$94,042	$164,573	$217,620
Business Services Group	91,669	76,662	188,714	174,477
International Division	70,655	47,659	143,345	105,803

Total reportable segments	208,743	218,363	496,632	497,900
Eliminations	(88)	(155)	(163)	(267)

Total	$208,655	$218,208	$496,469	$497,633

A reconciliation of the measure of segment operating profit to consolidated earnings from continuing operations before income taxes and cumulative effect of accounting change is as follows:

	Second Quarter		First Half

	2003	2002	2003	2002

Total segment operating profit	$208,655	$218,208	$496,469	$497,633
General and administrative expenses	(126,698)	(123,118)	(251,972)	(237,841)
Interest income	4,505	5,483	9,855	8,370
Interest expense	(11,517)	(11,777)	(23,255)	(22,758)
Other, net	13,394	(1,381)	14,719	3

Total	$88,339	$87,415	$245,816	$245,407

	Total Assets		Goodwill

	June 28,	December 28,	June 28,	December 28,
	2003	2002	2003	2002

North American Retail Division	$1,449,491	$1,653,524	$1,677	$1,470
Business Services Group	1,021,258	1,063,700	229,950	229,950
International Division	2,124,728	771,734	601,564	26,377

Total From Reportable Segments	4,595,477	3,488,958	833,191	257,797
Other	897,308	1,276,854	—	—

Total	$5,492,785	$4,765,812	$833,191	$257,797

Note I – New Accounting Standards

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Our adoption of this Statement did not have a material impact on our financial position or results of operations.

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

RESULTS OF OPERATIONS

Net earnings for the second quarter of 2003 were affected by a decline in sales in our North American Retail Division, increased sales at somewhat lower margins in our Business Services Group, and expansion and favorable foreign currency exchange in our International Division.

On June 2, 2003, the Company acquired all of the common shares of Guilbert S.A. (“Guilbert”) from Pinault-Printemps-Redoute S.A. Guilbert is the French parent company of a corporate group that constitutes one of the largest contract stationers in Europe. The acquisition provides the Company an immediate presence in targeted markets, increases substantially the scope and breadth of the Company’s contract business in Europe, and establishes Office Depot as the leading multi-channel reseller of office products in continental Europe and the United Kingdom. The results of Guilbert’s operations are included in the results of operations for the International Division as well as the overall Company since the date of acquisition.

During the first quarter of 2003, we completed the sale of our business in Australia. We have accounted for the disposition of this business as a discontinued operation and have restated all relevant amounts for 2002.

At the start of fiscal year 2003, we adopted new accounting guidance, Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. Accordingly, we now classify amounts previously shown as a reduction of advertising expense as a credit to cost of goods sold.

The adoption of the accounting change at the beginning of the year resulted in a $25.9 million after-tax charge, or $0.08 per share, reflecting the cumulative effect of adoption. Prior periods have not been restated. The impacts of applying this method in 2003, and the estimated pro forma impacts for 2002, are summarized as follows:

(in millions, except per share amounts)	Second Quarter		First Half
Increase (decrease)
		Pro Forma		Pro Forma
	2003	2002	2003	2002

Cost of goods sold	$(50.1)	$(54.4)	$(133.2)	$(160.2)
Advertising expense	50.1	57.9	116.2	143.1
Operating profit	—	(3.5)	17.0	17.1
Net earnings	—	(2.2)	11.2	10.8
Diluted earnings per share	—	$(0.01)	$0.03	$0.03

The following table provides a subtotal for segment operating profit. We use this measure of performance to assess the operations of each business unit; and we believe it is useful to investors, because it reflects each segment’s direct activity. Our general and administrative expenses primarily consist of personnel and related costs associated with support functions. Because these functions support all segments of our business, we do not consider these costs in determining our segment profitability. Other companies, however, may charge more or less general and administrative expenses to their segments, and our results may not be comparable to similarly titled measures used by other entities. Our measure of segment operating profit should not be considered as an alternative to operating income or net earnings determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Overall

($ in millions)

	Second Quarter				First Half

	2003		2002		2003		2002

Sales	$2,815.7	100.0%	$2,622.3	100.0%	$5,871.6	100.0%	$5,644.1	100.0%
Cost of goods sold and occupancy costs	1,955.6	69.5%	1,858.9	70.9%	4,052.5	69.0%	4,004.6	71.0%

Gross profit	860.1	30.5%	763.4	29.1%	1,819.1	31.0%	1,639.5	29.0%
Store and warehouse operating and selling expenses	651.5	23.1%	545.2	20.8%	1,322.6	22.5%	1,141.9	20.2%

Segment operating profit	208.6	7.4%	218.2	8.3%	496.5	8.5%	497.6	8.8%

General and administrative expenses	126.7	4.5%	123.1	4.7%	252.0	4.3%	237.8	4.2%
Other operating expenses	0.2	0.0%	2.9	0.1%	1.4	0.0%	4.1	0.1%

Operating profit	$81.7	2.9%	$92.2	3.5%	$243.1	4.2%	$255.7	4.5%

Overall sales for the second quarter and first half of 2003 increased 7% and 4%, respectively, compared to the same periods in 2002. Comparable worldwide sales in the 852 stores and 39 delivery centers that have been open for more than one year declined 1% for the second quarter and 2% for the first half of 2003. Sales of technology hardware and furniture declined in both periods.

Sales through our e-commerce channels continued their increasing trend. Worldwide e-commerce sales grew 22% to $607 million during the quarter, and grew 23% to $1.2 billion for the first half of 2003. These e-commerce sales are comprised of all worldwide online sales, including those from our domestic and international public web sites, as well as Office Depot’s contract business-to-business sites. These sales are reported in the generating business segment, primarily BSG.

The increase in gross profit as a percent of sales reflects the impact of adopting EITF 02-16, a larger mix of sales in BSG and International, partially offset by a continuing sales mix shift away from technology products in North American Retail, and increased lower margin contract sales in our International Division.

Excluding the impact of the change in accounting for vendor arrangements, store and warehouse operating and selling expenses as a percent of sales increased for both the quarter and first half of 2003, reflecting new initiatives in North American Retail, the cost of expansion activities in Europe, partially offset by the benefits of continued cost control improvements in BSG.

North American Retail Division

($ in millions)

	Second Quarter				First Half

	2003		2002		2003		2002

Sales	$1,278.1	100.0%	$1,293.2	100.0%	$2,807.8	100.0%	$2,915.0	100.0%
Cost of goods sold and occupancy costs	962.6	75.3%	961.5	74.3%	2,076.1	73.9%	2,190.0	75.1%

Gross profit	315.5	24.7%	331.7	25.7%	731.7	26.1%	725.0	24.9%
Store and warehouse operating and selling expenses	269.1	21.1%	237.7	18.4%	567.1	20.2%	507.4	17.4%

Segment operating profit	$46.4	3.6%	$94.0	7.3%	$164.6	5.9%	$217.6	7.5%

Sales in the North American Retail Division decreased 1% in the second quarter and 4% in the first half of 2003 compared to the same periods in 2002. Comparable store sales in the 852 stores in the U.S. and Canada that have been open for more than one year decreased 3% for the second quarter and 5% for the first half of 2003.

Sales improved as the quarter progressed, with June reflecting the first month of positive comparable sales in over three years. Sales of paper and machine supplies increased in the quarter and year-to-date, accelerating after the launch of Ink Depot. These increases were offset by continued softness in technology and furniture, both of which declined by mid single digits in the quarter. Sales of computers and monitors have shown an almost 30% increase in units during the quarter, but at lower price points than the comparable period in 2002, as price deflation continues in the technology segment. Customer transactions displayed a positive trend in the second quarter, increasing by 2% over the same period last year.

Adopting EITF 02-16 reduced the cost of goods sold for the second quarter and first half of 2003 by $26.6 million and $78.3 million, and increased advertising expense by $26.6 million and $69.1 million, respectively. Had this change been adopted at the beginning of last year, the pro forma impact would have decreased cost of goods sold by $30.8 million and $97.3 million, and increased advertising expense by $32.5 million and $87.7 million, respectively, for the second quarter and first half of 2002.

Comparing the second quarter of 2003 to the same period in 2002 without the impact of EITF 02-16, gross profit as a percent of sales decreased approximately 300 basis points. One third of this decline relates to increased occupancy costs, split almost evenly between increased rent on new stores and lost leverage on lower sales, and the set-up costs to launch Ink Depot. Increased clearance activity associated with new product transitions, shrink and promotions contributed equally to the remaining unfavorable comparison to last year.

During the second quarter, the Company opened seven new office supply stores, closed one store and relocated two stores in North America. At the end of the second quarter, Office Depot operated a total of 877 office products superstores throughout the U.S. and Canada. The Company remains on track to open a total of 35 to 40 new stores in 2003.

Business Services Group

($ in millions)

	Second Quarter				First Half

	2003		2002		2003		2002

Sales	$967.6	100.0%	$953.6	100.0%	$1,991.9	100.0%	$1,946.2	100.0%
Cost of goods sold and occupancy costs	651.6	67.3%	668.6	70.1%	1,342.8	67.4%	1,343.2	69.0%

Gross profit	316.0	32.7%	285.0	29.9%	649.1	32.6%	603.0	31.0%
Store and warehouse operating and selling expenses	224.3	23.2%	208.3	21.9%	460.4	23.1%	428.5	22.0%

Segment operating profit	$91.7	9.5%	$76.7	8.0%	$188.7	9.5%	$174.5	9.0%

BSG sales increased 1% in the second quarter and 2% in the first half of 2003. The increase reflects stronger sales in the contract channel, partially offset by declines in the catalog channel. Domestic e-commerce sales grew by 16% during the quarter and 18% for the six months. Throughout BSG, furniture sales were lower, but sales of supplies increased in both periods. Contract sales increased in most markets with the large customer segment growing at faster rates. Furthermore, both transactions and the average transaction value increased in both the quarter and year-to-date.

The change in accounting for vendor arrangements reduced the cost of goods sold for the second quarter and first half of 2003 by $14.9 million and $38.3 million and increased advertising expense by $14.9 million and $31.0 million, respectively. Had this change been adopted in the second quarter and first half of 2002, the pro forma impact would have decreased cost of goods sold by $17.7 million and $50.5 million, and increased advertising expense by $19.0 million and $43.3 million, respectively.

Despite margin pressure resulting from an increased mix of larger national contract accounts, our ability to hold our selling and distribution costs flat to last year resulted in expanded contract operating margins in the quarter and year-to-date. Additionally, both the contract and catalog channels continued to benefit from a reduction in warehouse and distribution costs. Through the first six months of 2003, our cost to warehouse and deliver product to our customers is half a percent lower than the comparable period last year. At the same time, our order fill rates and customer service indices have continued to improve.

International Division

($ in millions)

	Second Quarter				First Half

	2003		2002		2003		2002

Sales	$570.9	100.0%	$376.3	100.0%	$1,073.4	100.0%	$784.3	100.0%
Cost of goods sold and occupancy costs	341.8	59.9%	229.0	60.9%	634.3	59.1%	472.1	60.2%

Gross profit	229.1	40.1%	147.3	39.1%	439.1	40.9%	312.2	39.8%
Store and warehouse operating and selling expenses	158.5	27.8%	99.6	26.4%	295.8	27.6%	206.4	26.3%
Segment operating profit	$70.6	12.3%	$47.7	12.7%	$143.3	13.3%	$105.8	13.5%

Sales in the International Division increased 52% (28% in local currency) in the second quarter and increased 37% (16% in local currency) in the first six months of 2003 compared to the same periods in 2002. The change in exchange rates from the corresponding periods of the prior year increased sales reported in U.S. dollars by $90.5 million for the quarter and $167.3 million for the first six months of the year. The increase in sales also reflects additional revenue generated by the Guilbert contract business, whose operations have been included in our International results since our acquisition on June 2, 2003. For the quarter and year-to-date, most of our European operations generated mid single digit growth in local currency. The principal exceptions were France and Germany, where local economic conditions have continued to soften.

The change in accounting for vendor arrangements reduced cost of goods sold for the second quarter and first half of 2003 by $8.6 million and $16.5 million, and increased advertising expense by $8.6 million and $16.1 million, respectively. Had this change been adopted in the first quarter and second half of 2002, the pro forma impact would have decreased cost of goods sold by $6.0 million and $12.5 million, and increased advertising expense by $6.4 million and $12.1 million, respectively.

Excluding the impact of adopting EITF 02-16, gross profit as a percent of sales was essentially flat for the quarter and the first half of 2003, despite a higher mix of contract business and increased distribution of prospecting catalogs (which feature lower prices) in Europe to support growth into new markets.

Store and warehouse operating and selling expenses, after excluding the impact of EITF 02-16, improved slightly for both the second quarter and year-to-date. The start-up costs associated with new countries and channels was more than offset by the consolidation of our operations in Japan (which lowered our overall cost structure) and lower overall advertising costs.

The consolidation of the Guilbert acquisition for the first time in the second quarter added $120.5 million in sales to our International Division, but contributed less than $0.01 to net earnings per diluted share. Merger costs, and to a lesser extent intangible amortization, offset a large portion of the net earnings accretion from the acquisition.

Following the close of the second quarter, the Company paid the remaining balance of the purchase price to Pinault-Printemps-Redoute, using a combination of existing cash and the revolving credit facility. The purchase price was reduced from the previously announced 815 million euros to approximately 780 million euros as a result of settling various contract provisions after quarter end. The provisions regarding the 40 million euros contingent payment remain in effect.

The sale of our Australian operations was completed in January 2003. Accordingly, the gain on the sale of this portion of the Company’s business has been presented as a discontinued operation in the Condensed Consolidated Statements of Earnings.

Corporate and Other

Income and expenses not allocated to our business segments consist of general and administrative expenses, interest income and expense, miscellaneous income and expense, income taxes and inter-segment transactions.

General and Administrative Expenses: General and administrative expenses reflect the impact of translating international expenses at higher exchange rates, and amortization of recently implemented finance and human resources software additions, offset by lower net employee-related costs. As noted in our 2002 Annual Report on Form 10-K, other companies may charge more or less of their general and administrative costs to their segments, and comparisons to their operations could be affected.

Miscellaneous Income: Miscellaneous income for the second quarter and first half of 2003 includes recognition of approximately $11.7 million of net foreign currency gains, primarily resulting from holding euros during the second quarter of 2003 in advance of purchasing Guilbert on June 2, 2003.

Income Taxes: The effective income tax rate declined to 33% for the first half of 2003, compared to 35% in 2002. This decline in the rate is attributable to a shift in the mix of domestic and international taxable income, which have different effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 2003, cash provided by operating activities totaled $174.1 million compared to $386.6 million during the same period last year. This change reflects a higher liquidation of trade and other payables in 2003, partially offset by faster collection of accounts receivable and lower inventory on hand. The consolidated balance sheet at the end of the second quarter includes the accounts of Guilbert, and Guilbert’s cash flow impact for one month.

Cash used in investing activities was $671.1 million in the first half of 2003 compared to $75.6 million in the same period last year. Investing activities for 2003 include approximately $625.0 million for payments made in connection with our acquisition of Guilbert, net of cash acquired. A second payment of $303.0 million (euro 265.0 million) was paid on June 30, 2003. Because our quarter ended on June 28, 2003, this payment is included in current liabilities in the consolidated balance sheet at quarter end. The purchase price of Guilbert is subject to an upward adjustment of 40 million euros of Office Depot common stock or cash if Office Depot stock closes above $20 per share for five consecutive days over an 18-month period following the closing date of the acquisition. See Note D to our Condensed Consolidated Financial Statements for additional discussion of the purchase transaction. The increase in cash used for investing activities was partially offset by cash proceeds from selling our Australian business in January.

Capital expenditures for the first half of 2003 reflect eleven store additions and three relocations in North American Retail, nine wholly-owned retail stores internationally (including the introduction of retail stores in Spain with the opening of five stores), as well as continued corporate infrastructure additions. An additional 20 to 25 new store openings are planned for North America and six internationally during the second half of 2003. Accordingly, capital expenditures for the remainder of the year could exceed the expenditures made during the first half.

Cash provided by financing activities was $25.4 million in the first half of 2003 compared to $52.2 million in the same period of 2002. The major components in the first half of 2003 include borrowings on our revolving credit facility of $24.3 million as well as proceeds from exercises of stock options in the amount of $9.5 million. During the first half of 2002, exercises of employee stock options and stock purchase plans added $81.7 million, offset in part by our purchase of $23.8 million of Office Depot common stock under our $50 million share repurchase program.

At June 28, 2003, we had letters of credit outstanding totaling $75.1 million, with approximately $419.1 million available credit under our revolving credit facility. Because of our recent use of cash, we may be looking to the private or public markets in the near future to add liquidity.

NEW ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Our adoption of this Statement did not have a material impact on our financial position or results of operations.

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

Risks and Uncertainties Associated with the Acquisition of Guilbert S.A.: On June 2, 2003, we acquired Guilbert, a European contract business. This acquisition almost doubles the size of our operations in Europe. Guilbert is itself the product of a number of relatively recent acquisitions in a variety of different European locations and is not a fully-integrated company. Its integration with our existing business operations in Europe will present many difficult challenges and will demand the full-time attention of several key managers in Europe, and the part-time attention of most others. The demands placed on the time of our management team in the Guilbert integration may adversely affect the operation of our existing businesses in Europe. Our experience is integrating large acquisitions, such as the integration of Viking, indicates that the integration could take longer than planned and be subject to unanticipated difficulties and expenses. Key risks involve failure to execute as well or as quickly as anticipated on our integration plans; loss of key personnel in the acquired company; more difficulty in achieving cash savings than originally contemplated; and resistance to cultural changes in the acquired organization.

Furthermore, prior to our acquisition, Guilbert reported only under French generally accepted accounting principles and was not subject to U.S. securities laws or accounting rules. We may encounter unforeseen difficulties implementing the different and demanding accounting and disclosure controls required by U.S. laws to be applied to Guilbert.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

Refer to the disclosure in our 2002 Annual Report on Form 10-K. We do not believe that the risk we face related to interest rate changes is materially different than it was at the date of the Annual Report.

Foreign Exchange Rate Risks

Refer to the disclosure in our 2002 Annual Report on Form 10-K. The acquisition of Guilbert S.A. in June 2003 has increased our operations in countries with euro and British pound functional currencies. Accordingly, a greater percentage of the Company’s reported results of operations is subject to changes in foreign currency exchange rates. Similar to our previously existing business in Europe, the Guilbert operations generally are conducted in the relevant local currency and Office Depot’s overall foreign currency transaction exposure has not changed materially.

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an annual meeting of our stockholders on May 1, 2003 to vote on the following:

a.	To elect 12 directors to hold office until the next Annual Meeting of our stockholders or until their successors have been elected and qualified. Our stockholders voted to elect all 12 directors. Votes for and votes withheld, by nominee, were as follows:

Nominee	For	Withheld

Lee A. Ault, III	254,505,864	16,149,056
Neil R. Austrian	261,288,432	9,366,488
Cynthia R. Cohen	261,262,361	9,392,559
David I. Fuente	267,005,989	3,648,931
Brenda J. Gaines	255,017,407	15,637,513
Bruce S. Gordon	261,283,627	9,371,293
W. Scott Hedrick	261,290,248	9,364,672
James L. Heskett	255,054,573	15,600,347
Michael J. Myers	254,998,975	15,655,945
Bruce Nelson	265,492,380	5,162,540
Frank P. Scruggs, Jr.	265,426,275	5,228,645
Peter J. Solomon	265,436,347	5,218,573

b.	To ratify our Board’s appointment of Deloitte & Touche LLP as our independent public accountants for the 2003 fiscal year. Our stockholders voted on this matter with 250,413,607 votes for and 18,496,088 votes against. There were 1,745,225 abstentions.

c.	To consider the shareholder proposal regarding performance-based stock options. Our stockholders voted on this matter with 24,141,941 votes for and 215,785,129 votes against. There were 3,639,244 abstentions and 27,088,606 broker non-votes.

d.	To consider the shareholder proposal regarding a shareholder rights plan. Our stockholders voted on this matter with 189,482,731 votes for and 51,399,056 votes against. There were 2,365,098 abstentions and 27,408,035 broker non-votes.

e.	To consider the shareholder proposal regarding the prohibition of management consulting services performed by our outside auditors. Our stockholders voted on this matter with 57,913,428 votes for and 182,828,402 votes against. There were 2,505,055 abstentions and 27,408,035 broker non-votes.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

2.1	Sale and Purchase Agreement, dated April 11, 2003, by and between Office Depot, Inc. and Pinault-Printemps Redoute (incorporated by reference from the Report on Form 8-K filed by Office Depot, Inc. on April 18, 2003).
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32	Section 906 Certifications

     b) Reports on Form 8-K

1.	Form 8-K filed on May 28 regarding a second quarter mid-quarter performance update.

2.	Form 8-K filed on June 3 announcing the completed acquisition of Guilbert, S.A.

3.	Form 8-K filed on June 17 announcing information concerning the purchase of Guilbert, S.A.

4.	Form 8-K/A filed on June 19 to amend and restate the information contained in the Form 8-K filed on June 17.

5.	Form 8-K filed on July 24 regarding a press release issued with earnings information for the quarter ended June 28.

6.	Form 8-K filed on July 24 regarding a transcript of the conference call conducted on July 24 on results of operations and financial condition for the second fiscal quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC.

(Registrant)

Date: July 31, 2003	By: /s/ Bruce Nelson

Bruce Nelson Chief Executive Officer

Date: July 31, 2003	By: /s/ Charles E. Brown

Charles E. Brown Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date: July 31, 2003	By: /s/ James A. Walker

James A. Walker Senior Vice President, Finance and Controller (Principal Accounting Officer)