Form 10-Q
period 2003-09-27
OFFICE DEPOT INC
filed 2003-10-27
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2003

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number    1-10948

OFFICE DEPOT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-2663954 (I.R.S. Employer Identification No.)

2200 Old Germantown Road; Delray Beach, Florida (Address of principal executive offices)	33445 (Zip Code)

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

Yes ☒ No ☐

The registrant had 313,140,476 shares of common stock outstanding as of October 20, 2003.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	As of	As of
	September 27,	December 28,
	2003	2002

Assets

Current assets:
Cash and cash equivalents	$822,961	$877,088
Short-term investments	—	6,435
Receivables, net	1,088,935	771,632
Merchandise inventories, net	1,193,772	1,305,589
Deferred income taxes	129,546	143,073
Prepaid expenses and other current assets	74,479	105,898

Total current assets	3,309,693	3,209,715
Property and equipment, net	1,204,550	1,118,062
Goodwill	836,538	257,797
Other assets	450,906	180,238

Total assets	$5,801,687	$4,765,812

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$1,185,688	$1,173,973
Accrued expenses and other current liabilities	676,054	662,490
Income taxes payable	144,454	139,431
Current maturities of long-term debt	18,181	16,115

Total current liabilities	2,024,377	1,992,009

Deferred income taxes and other credits	273,307	64,721
Long-term debt, net of current maturities	831,865	411,970

Commitments and contingencies

Stockholders’ equity:
Common stock — authorized 800,000,000 shares of $.01 par value; issued 398,434,870 in 2003 and 393,905,052 in 2002	3,984	3,939
Additional paid-in capital	1,165,213	1,118,028
Unamortized value of long-term incentive stock grants	(904)	(1,295)
Accumulated other comprehensive income	98,395	1,165
Retained earnings	2,258,933	2,028,442
Treasury stock, at cost – 85,407,365 shares in 2003 and 85,389,591 in 2002	(853,483)	(853,167)

Total stockholders’ equity	2,672,138	2,297,112

Total liabilities and stockholders’ equity	$5,801,687	$4,765,812

The accompanying notes are an integral part of these statements.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Sales	$3,235,580	$2,870,781	$9,107,140	$8,514,913
Cost of goods sold and occupancy costs	2,219,984	2,020,352	6,272,450	6,024,991

Gross profit	1,015,596	850,429	2,834,690	2,489,922

Store and warehouse operating and selling expenses	720,119	576,747	2,042,744	1,718,610
General and administrative expenses	146,434	128,729	398,406	366,565
Other operating expenses, net	7,554	2,882	9,001	6,933

	874,107	708,358	2,450,151	2,092,108

Operating profit	141,489	142,071	384,539	397,814

Other income (expense):
Interest income	1,611	5,550	11,466	13,920
Interest expense	(14,530)	(13,840)	(37,785)	(36,598)
Miscellaneous income, net	3,324	(637)	19,490	3,416

Earnings from continuing operations before income taxes and cumulative effect of accounting change	131,894	133,144	377,710	378,552

Income taxes	40,228	46,013	122,480	132,489

Earnings from continuing operations before cumulative effect of accounting change	91,666	87,131	255,230	246,063

Discontinued operations, net	—	1,041	1,153	1,763

Cumulative effect of accounting change, net	—	—	(25,892)	—

Net earnings	$91,666	$88,172	$230,491	$247,826

Earnings per share from continuing operations before cumulative effect of accounting change:
Basic	$0.30	$0.28	$0.83	$0.80
Diluted	0.29	0.27	0.82	0.77

Cumulative effect of accounting change:
Basic	—	—	(0.08)	—
Diluted	—	—	(0.08)	—

Net earnings per share:
Basic	$0.30	$0.29	$0.75	$0.81
Diluted	0.29	0.28	0.74	0.78

The accompanying notes are an integral part of these statements.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	39 Weeks Ended

	September 27,	September 28,
	2003	2002

Cash flow from operating activities:
Net earnings	$230,491	$247,826
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change, net	25,892	—
Discontinued operations, net	(1,153)	(1,763)
Depreciation and amortization	171,743	149,324
Provision for losses on inventories and receivables	100,110	76,565
Changes in working capital and other	(37,464)	205,303

Net cash provided by operating activities	489,619	677,255

Cash flows from investing activities:
Acquisition, net of cash acquired	(918,966)	—
Capital expenditures	(145,202)	(142,372)
Proceeds from disposition of assets	41,054	11,332
Sale of short-term securities	6,435	—

Net cash used in investing activities	(1,016,679)	(131,040)

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	42,533	83,484
Acquisition of treasury stock	—	(36,380)
Proceeds from issuance of Notes	398,880	—
Net payments on long- and short-term borrowings	(3,511)	(250,951)

Net cash provided by (used in) financing activities	437,902	(203,847)

Effect of exchange rate changes on cash and cash equivalents	35,031	32,431

Net (decrease) increase in cash and cash equivalents	(54,127)	374,799
Cash and cash equivalents at beginning of period	877,088	565,388

Cash and cash equivalents at end of period	$822,961	$940,187

Supplemental disclosure of other cash flow activities:
Interest paid	$36,306	$36,481
Income taxes paid	73,178	67,270

Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital leases	$1,459	$14,486

The accompanying notes are an integral part of these statements.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

Office Depot, Inc., including consolidated subsidiaries (the “Company”), is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 28, 2002 has been derived from audited financial statements at that date. The condensed interim financial statements as of September 27, 2003 and for the 13- and 39-week periods ending September 27, 2003 (also referred to as “the third quarter of 2003” and “year-to-date 2003”) and September 28, 2002 (also referred to as “the third quarter of 2002” and “year-to-date 2002”) are unaudited. However, in our opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

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

Note B – Cumulative Effect of Accounting Change

At the beginning of our 2003 fiscal year, we adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. This guidance primarily affects our accounting for cooperative advertising arrangements. Previously, these arrangements were accounted for as a reduction of advertising expense. After adoption, amounts received from vendors under these arrangements are considered a reduction of product cost, reducing both inventory values and cost of goods sold. This treatment is similar to our accounting for vendor rebate arrangements. The amounts deferred for both arrangements are reviewed quarterly. Changes in the deferral rates and changes in inventory balances may impact quarterly or annual earnings.

To record the initial amount of cooperative advertising deferred in inventory at the beginning of the year, we recorded an after-tax cumulative effect adjustment of $25.9 million, or $0.08 per share. Prior periods have not been restated. Excluding the charge to record the cumulative effect of adoption, the impacts of applying this method in 2003, and the estimated pro forma impacts for 2002 are summarized as follows:

(in millions, except per share amounts)
Increase (decrease)

	Third Quarter		Year-to-Date

		Pro Forma		Pro Forma
	2003	2002	2003	2002

Cost of goods sold	$(65.8)	$(55.4)	$(199.0)	$(215.6)
Advertising expense	62.7	52.2	178.9	195.3
Operating profit	3.1	3.2	20.1	20.3
Net earnings	1.9	2.0	13.1	12.8
Diluted earnings per share	$0.01	$0.01	$0.04	$0.04

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

(In thousands, except per share amounts)

	Third Quarter		Year-to-Date

	2003	2002	2003	2002

Net earnings as reported	$91,666	$88,172	$230,491	$247,826
Stock based employee compensation cost included in net income as reported, net of tax	174	154	365	506
Compensation expense under FAS 123, net of tax	(6,039)	(7,867)	(16,918)	(22,287)

Pro forma net earnings	$85,801	$80,459	$213,938	$226,045

Net earnings per share – Basic
As reported	$0.30	$0.29	$0.75	$0.81
Pro forma	0.28	0.26	0.69	0.74
Net earnings per share – Diluted
As reported	$0.29	$0.28	$0.74	$0.78
Pro forma	0.27	0.26	0.68	0.71

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

The cash purchase price of euro 788.0 million was paid in two installments; euro 523.0 million was paid on June 2, 2003 and the additional euro 265.0 million was paid on June 30, 2003. Subsequent to the June 30 payment, the Company received a refund of approximately euro 8.0 million as a result of a working capital adjustment. The U.S. dollar value of the acquisition, net of the working capital adjustment and including transaction costs, totaled $942.3 million, based on the euro to U.S. dollar exchange rate on the purchase date. The price is subject to an upward adjustment of euro 40 million in cash or the Company’s common stock if the price per share of Office Depot common stock closes at or above $20 per share for any five consecutive trading days during the 18-month period following June 2, 2003. This contingent consideration was not included in the cost initially allocated to assets and liabilities acquired because of the uncertainty of payment; but if paid, it would increase the amount of goodwill recorded. Additionally, the seller is required to pay the value of any unfunded pension liability as determined by a future independent valuation. The current estimated unfunded pension liability has been recorded as part of the fair value assigned to liabilities assumed, with a corresponding receivable recorded as due from the seller. This unfunded value and the related receivable from the seller have been classified in long-term liabilities and other assets, respectively, in the accompanying condensed consolidated balance sheet and will change with future plan valuations until settled.

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

All assets and liabilities of Guilbert, including goodwill of $589.2 million and intangibles assets of $181.5 million, have been allocated to the International Division. Intangible assets include $117.1 million for tradenames, currently estimated to have indefinite lives. The remaining $64.4 million has been assigned to customer-related intangibles that will be amortized on an accelerated basis over five years. The valuation of tradenames and other intangible assets, along with the related estimated lives, is in the preliminary stage and may change, possibly significantly. Intangible and other assets are included in other assets in Office Depot’s condensed consolidated balance sheet.

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

Pro forma information
 (In thousands, except per share amounts)

	Third Quarter		Year-to-Date

	2003	2002	2003	2002

Revenues	$3,235,580	$3,185,846	$9,708,738	$9,455,731

Earnings from continuing operations before cumulative effect of change in accounting principle	$91,666	$81,496	$255,401	$232,591

Net earnings	$91,666	$82,537	$230,662	$213,401

Earnings per share from continuing operations before cumulative effect of change in accounting principle:
Basic	$0.30	$0.26	$0.83	$0.76
Diluted	0.29	0.26	0.82	0.73

Net earnings per share
Basic	$0.30	$0.27	$0.75	$0.70
Diluted	0.29	0.26	0.74	0.67

Note E – Discontinued Operations

The Company completed the sale of its Australian operations in January 2003, recognizing an after-tax gain of $1.2 million. The results for Australia, including the gain on sale in 2003, are reported as a discontinued operation. Accordingly, the accompanying Condensed Consolidated Statements of Earnings for the third quarter and year-to-date 2002 were restated to reflect such classification. Additionally, Australia’s assets and liabilities were classified as held for sale and are included in prepaid expenses and other current assets and in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet as of December 28, 2002.

Australia’s revenues were $20.6 million and $61.4 million for the third quarter of 2002 and year-to-date 2002, with pretax income of $1.5 million and $1.7 million, respectively. Diluted net earnings per share from discontinued operations were $0.01 in both periods.

Note F – Comprehensive Income

Comprehensive income represents all non-owner changes in stockholders’ equity and consists of the following:

(In thousands)

	Third Quarter		Year-to-Date

	2003	2002	2003	2002

Net earnings	$91,666	$88,172	$230,491	$247,826
Other comprehensive income (loss):
Foreign currency translation adjustments, net	2,405	(5,987)	80,786	42,969
Proceeds from cash flow hedge	16,444	—	16,444	—

Total comprehensive income	$110,515	$82,185	$327,721	$290,795

Note G – Long-Term Debt

In August 2003, the Company completed an offering of $400 million senior notes due August 2013 (the “Notes”). The Notes are not callable and bear interest at the rate of 6.250% per year, to be paid on February 15 and August 15 of each year. The Notes contain provisions that, in certain circumstances, place financial restrictions or limitations on the Company. Simultaneous with completing the offering, the Company liquidated a treasury rate lock, the proceeds of which have been recorded in “accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheet as of September 27, 2003. The proceeds on the treasury rate lock will be amortized over the term of the notes, reducing the effective interest rate to the Company on the Notes to 5.870%.

Note H – Earnings Per Share (“EPS”)

The information required to compute basic and diluted EPS is as follows:

(In thousands, except share amounts)

	Third Quarter		Year-to-Date

	2003	2002	2003	2002

Basic:
Weighted average number of common shares outstanding	310,463	308,282	308,999	306,484

Diluted:
Net earnings	$91,666	$88,172	$230,491	$247,826
Interest expense related to convertible notes, net of income taxes	—	1,058	—	4,795

Adjusted net earnings	$91,666	$89,230	$230,491	$252,621

Weighted average number of common shares outstanding	310,463	308,282	308,999	306,484
Shares issued upon assumed
conversion of convertible notes	—	8,440	—	12,043
Shares issued upon assumed exercise of dilutive stock options	5,179	3,979	4,059	7,078

Shares used in computing diluted EPS	315,642	320,701	313,058	325,605

Options to purchase approximately 16.3 million shares of common stock were not included in our computation of diluted earnings per share for the third quarter of 2003 because their weighted average effect would have been anti-dilutive.

Note I – Segment Information

The following is a summary of our significant accounts and balances by segment, reconciled to consolidated totals:

(In thousands)

	Sales

	Third Quarter		Year-to-Date

	2003	2002	2003	2002

North American Retail Division	$1,451,915	$1,460,189	$4,259,759	$4,375,221
Business Services Group	1,006,561	1,004,074	2,998,429	2,950,308
International Division	777,812	407,375	1,851,223	1,191,707

Total reportable segments	3,236,288	2,871,638	9,109,411	8,517,236
Eliminations	(708)	(857)	(2,271)	(2,323)

Total	$3,235,580	$2,870,781	$9,107,140	$8,514,913

	Segment Operating Profit

	Third Quarter		Year-to-Date

	2003	2002	2003	2002

North American Retail Division	$101,014	$119,893	$265,587	$337,512
Business Services Group	96,740	101,971	285,454	276,448
International Division	97,830	51,983	241,175	157,786

Total reportable segments	295,584	273,847	792,216	771,746
Eliminations	(107)	(165)	(270)	(434)

Total	$295,477	$273,682	$791,946	$771,312

A reconciliation of the measure of segment operating profit to consolidated earnings from continuing operations before income taxes and cumulative effect of accounting change is as follows:

	Third Quarter		Year-to-Date

	2003	2002	2003	2002

Total segment operating profit	$295,477	$273,682	$791,946	$771,312
General and administrative expenses	(146,434)	(128,729)	(398,406)	(366,565)
Interest income	1,611	5,550	11,466	13,920
Interest expense	(14,530)	(13,840)	(37,785)	(36,598)
Other, net	(4,230)	(3,519)	10,489	(3,517)

Earnings from continuing operations before income taxes and cumulative effect of accounting change	$131,894	$133,144	$377,710	$378,552

	Total Assets		Goodwill

	September 27,	December 28,	September 27,	December 28,
	2003	2002	2003	2002

North American Retail Division	$1,342,508	$1,653,524	$1,687	$1,470
Business Services Group	1,080,816	1,063,700	229,950	229,950
International Division	2,126,049	771,734	604,901	26,377

Total From Reportable Segments	4,549,373	3,488,958	836,538	257,797
Other	1,252,314	1,276,854	—	—

Total	$5,801,687	$4,765,812	$836,538	$257,797

Note J – New Accounting Standards

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. FIN 46 addresses how to identify variable interest entities and provides guidance as to how a company may assess its interests in a variable interest entity for purposes of deciding whether consolidation of that entity is required. FIN 46 is effective for all variable interest entities created after January 31, 2003. The Company is required to adopt the provisions of FIN 46 for any variable interest entity created prior to February 1, 2003 by the end of the current fiscal year. The Company is reviewing the provisions of this interpretation and currently does not expect its implementation to have a material effect on the financial position, results of operations or cash flows.

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

RESULTS OF OPERATIONS

Net earnings for the third quarter of 2003 were affected by a decline in sales in our North American Retail Division, increased contract sales at somewhat lower margins in our Business Services Group, and expansion and favorable foreign currency exchange in our International Division.

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

During the first quarter of 2003, we completed the sale of our business in Australia. We have accounted for the disposition of this business as a discontinued operation and have restated all comparable amounts for 2002.

At the start of fiscal year 2003, we adopted new accounting guidance, Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. Accordingly, amounts previously shown as a reduction of advertising expense are now classified as a reduction of cost of goods sold.

The adoption of the accounting change at the beginning of the year resulted in a $25.9 million after-tax charge, or $0.08 per share, reflecting the cumulative effect of adoption. Prior periods have not been restated. Excluding the charge to record the cumulative effect of adoption, the impacts of applying this method in 2003, and the estimated pro forma impacts for 2002, are summarized as follows:

(in millions, except per share amounts)
Increase (decrease)

	Third Quarter		Year-to-Date

		Pro Forma		Pro Forma
	2003	2002	2003	2002

Cost of goods sold	$(65.8)	$(55.4)	$(199.0)	$(215.6)
Advertising expense	62.7	52.2	178.9	195.3
Operating profit	3.1	3.2	20.1	20.3
Net earnings	1.9	2.0	13.1	12.8
Diluted earnings per share	$0.01	$0.01	$0.04	$0.04

The table below provides a subtotal for segment operating profit. We use this measure of performance to assess the operations of each business unit; and we believe it is useful to investors because it reflects each segment’s direct activity. Our general and administrative expenses primarily consist of personnel and related costs associated with support functions. Because these functions support all segments of our business, we do not consider these costs in determining our segment profitability. Other companies, however, may charge more or less general and administrative expenses to their segments, and our results therefore may not be comparable to similarly titled measures used by other entities. Our measure of segment operating profit should not be considered as an alternative to operating income or net earnings determined in accordance with accounting principles generally accepted in the United States of America.

Overall
 ($ in millions)

	Third Quarter				Year-to-Date

	2003		2002		2003		2002

Sales	$3,235.6	100.0%	$2,870.8	100.0%	$9,107.1	100.0%	$8,514.9	100.0%
Cost of goods sold and occupancy costs	2,220.0	68.6%	2,020.4	70.4%	6,272.5	68.9%	6,025.0	70.8%

Gross profit	1,015.6	31.4%	850.4	29.6%	2,834.6	31.1%	2,489.9	29.2%

Store and warehouse operating and selling expenses	720.1	22.3%	576.7	20.1%	2,042.7	22.4%	1,718.6	20.2%

Segment operating profit	295.5	9.1%	273.7	9.5%	791.9	8.7%	771.3	9.0%

General and administrative expenses	146.4	4.5%	128.7	4.5%	398.4	4.4%	366.6	4.3%

Other operating expenses, net	7.6	0.2%	2.9	0.1%	9.0	0.1%	6.9	0.1%

Operating profit	$141.5	4.4%	$142.1	4.9%	$384.5	4.2%	$397.8	4.6%

Overall sales for the third quarter and first nine months of 2003 increased 13% and 7%, respectively, compared to the same periods in 2002. Comparable worldwide sales in the 902 stores and 37 delivery centers that have been open for more than one year decreased 1% for the third quarter and 2% for the first nine months of 2003. Sales of technology hardware and furniture declined in both periods.

Sales through our e-commerce channels continued their increasing trend. Worldwide e-commerce sales grew 24% to $672 million during the quarter, and grew 23% to $1.9 billion for the first nine months of 2003. These e-commerce sales are comprised of all worldwide online sales, including those from our domestic and international public web sites, as well as Office Depot’s contract business-to-business sites. These sales are reported in the generating business segment, primarily BSG, but e-commerce sales in the International Division are beginning to make a greater contribution.

The increase in gross profit as a percent of sales reflects the impact of adopting EITF 02-16 and a larger mix of sales from BSG and International. These benefits were partially offset by a lower contribution from technology and furniture products in North American Retail, a higher mix of larger national contract accounts in BSG, and increased lower margin contract sales in our International Division.

Excluding the impact of the change in accounting for vendor arrangements, store and warehouse operating and selling expenses as a percent of sales increased during the third quarter and slightly decreased in the first nine months of 2003, reflecting new initiatives in North American Retail and the cost of expansion activities in Europe, partially offset by the benefits of continued cost control improvements in BSG.

Included in other operating expenses, net for the third quarter of 2003 were approximately $6 million of costs relating to the Guilbert integration.

North American Retail Division
 ($ in millions)

	Third Quarter				Year-to-Date

	2003		2002		2003		2002

Sales	$1,451.9	100.0%	$1,460.2	100.0%	$4,259.8	100.0%	$4,375.2	100.0%
Cost of goods sold and occupancy costs	1,056.5	72.8%	1,084.8	74.3%	3,132.6	73.5%	3,274.8	74.8%

Gross profit	395.4	27.2%	375.4	25.7%	1,127.2	26.5%	1,100.4	25.2%

Store and warehouse operating and selling expenses	294.4	20.3%	255.5	17.5%	861.6	20.2%	762.9	17.5%

Segment operating profit	$101.0	6.9%	$119.9	8.2%	$265.6	6.3%	$337.5	7.7%

North American Retail sales declined by 1% for the third quarter and 3% for the first nine months of 2003 compared to the same periods last year. Comparable sales in the 859 stores open for more than one year declined 2% for the third quarter and 4% for the first nine months of 2003. Retail comparable sales results reflected a strong back-to-school season in the Company’s core supplies categories, offset by continued negative comparable sales in technology. Traffic was up 4% in the third quarter and down 1% for the first nine months, and the average transaction size was down 5% and 3%, respectively, again reflecting continued weakness in technology and furniture sales.

Adopting EITF 02-16 reduced the cost of goods sold for the third quarter and first nine months of 2003 by $36.7 million and $115.0 million, and increased advertising expense by $35.0 million and $104.1 million, respectively. Had this change been adopted in the third quarter and first nine months of 2002, the pro forma impact would have decreased cost of goods sold by $37.3 million and $134.6 million, and increased advertising expense by $35.7 million and $123.4 million, respectively.

Comparing the third quarter and first nine months of 2003 to the same periods in 2002 without the impact of EITF 02-16, gross margins declined reflecting clearance activity related to the Company’s new merchandising initiatives, a lower contribution from technology and furniture products, and higher charges for inventory shrink, offset in part by further improvements from better buying and globally sourced back-to-school products. Operating expenses as a percent of sales increased, reflecting de-leveraging from softer sales, higher benefits costs and increased costs associated with the Company’s new merchandising initiatives.

During the third quarter, the Company opened three new office supply stores, closed one store, and relocated four stores in North America. At the end of the third quarter, Office Depot operated a total of 879 office products superstores throughout the U.S. and Canada. The Company remains on track to open a total of 35 new stores in 2003.

Business Services Group
 ($ in millions)

	Third Quarter				Year-to-Date

	2003		2002		2003		2002

Sales	$1,006.6	100.0%	$1,004.1	100.0%	$2,998.4	100.0%	$2,950.3	100.0%
Cost of goods sold and occupancy costs	684.1	68.0%	689.0	68.6%	2,026.9	67.6%	2,032.2	68.9%

Gross profit	322.5	32.0%	315.1	31.4%	971.5	32.4%	918.1	31.1%

Store and warehouse operating and selling expenses	225.8	22.4%	213.1	21.2%	686.0	22.9%	641.7	21.8%

Segment operating profit	$96.7	9.6%	$102.0	10.2%	$285.5	9.5%	$276.4	9.3%

Business Services Group sales were flat in the third quarter and increased 2% in the first nine months of 2003 compared to the same periods in 2002. The results reflect growth in the contract channel (3%), offset by declines in the North American catalog businesses. Domestic e-commerce sales grew by 11% during the quarter and 16% for the first nine months of 2003. Throughout BSG, furniture and technology sales were lower, but sales of supplies increased in both periods. Contract sales increased in most markets with the large customer segment growing at faster rates. Furthermore, both transactions and the average transaction value increased in the contract channel in both the quarter and year-to-date periods.

The change in accounting for vendor arrangements reduced the cost of goods sold for the third quarter and first nine months of 2003 by $17.0 million and $55.3 million, and increased advertising expense by $15.1 million and $46.1 million, respectively. Had this change been adopted in the third quarter and the first nine months of 2002, the pro forma impact would have decreased cost of goods sold by $11.2 million and $61.7 million, and increased advertising expense by $10.0 million and $53.3 million, respectively.

Without the impact of the change in accounting, gross margin decreased for both the third quarter and year-to-date, reflecting a higher mix of larger national contract accounts, offset by improvement in the Company’s catalog merchandising strategies and continued disciplined pricing. Both the contract and catalog channels continued to benefit from a reduction in warehouse and distribution costs partially offset by higher third-party delivery costs.

International Division
 ($ in millions)

	Third Quarter				Year-to-Date

	2003		2002		2003		2002

Sales	$777.8	100.0%	$407.4	100.0%	$1,851.2	100.0%	$1,191.7	100.0%
Cost of goods sold and occupancy costs	479.9	61.7%	246.9	60.6%	1,114.2	60.2%	719.0	60.3%

Gross profit	297.9	38.3%	160.5	39.4%	737.0	39.8%	472.7	39.7%

Store and warehouse operating and selling expenses	200.1	25.7%	108.5	26.6%	495.8	26.8%	314.9	26.4%

Segment operating profit	$97.8	12.6%	$52.0	12.8%	$241.2	13.0%	$157.8	13.3%

Sales in the International Division increased 91% (71% in local currency) in the third quarter and 55% (35% in local currency) in the first nine months of 2003 compared to the same periods in 2002. Guilbert added $324 million of sales in the third quarter and a total of $444 million since our acquisition in June 2003. Excluding the acquisition of Guilbert, sales increased 11% (2% in local currency) in the third quarter and 18% (3% in local currency) in the first nine months of 2003 compared to the same periods in 2002. The change in exchange rates from the corresponding periods of the prior year increased sales reported in U.S. dollars by $39.9 million for the quarter and $184.7 million for the first nine months of the year. For the quarter and year to date, most of our European operations generated mid-single digit growth in local currency. The principal exceptions were France, Germany and Japan, where local economic conditions have been weak.

The change in accounting for vendor arrangements reduced cost of goods sold for the third quarter and first nine months of 2003 by $12.2 million and $28.7 million, and increased advertising expenses by $12.7 million and $28.8 million, respectively. Had this change been adopted in the third quarter and first nine months of 2002, the pro forma impact would have decreased cost of goods sold by $6.9 million and $19.3 million, and increased advertising expense by $6.5 million and $18.6 million, respectively.

Excluding the impact of adopting EITF 02-16, gross profit margin was down for the quarter and the first nine months of 2003, reflecting a higher mix of contract sales and increased distribution of prospecting catalogs (which have lower margins) in Europe to support growth into new markets, partially offset by better buying and increased purchasing discounts as a result of the Company’s recent Guilbert acquisition.

Store and warehouse operating and selling expenses as a percent of sales, after excluding the impact of EITF 02-16, declined slightly for both the third quarter and year-to-date as a result of strong cost controls and improved operating efficiencies across the Company’s European operations.

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

General and Administrative Expenses: General and administrative expenses for the third quarter and nine months reflect the inclusion of Guilbert since acquisition in June, the impact of exchange rates on other international expenses, and amortization of recently implemented finance and human resources software applications. Additionally, net employee-related costs declined, reflecting lower costs associated with certain performance-based incentive plans (based on the established formulas for such plans), partially offset by higher health care and other benefit costs. As noted in our 2002 Annual Report on Form 10-K, other companies may charge more or less of their general and administrative costs to their segments, and comparisons to their operations could be affected.

Miscellaneous Income: In addition to equity in the earnings of our joint venture investments, miscellaneous income for the first nine months of 2003 includes recognition of approximately $12 million of net foreign currency gains, primarily resulting from holding euros during the second quarter of 2003 in advance of purchasing Guilbert on June 2, 2003. Additionally, the third quarter of 2002, includes a $3 million charge for the impairment of our investments in Internet partners.

Income Taxes: The effective income tax rate declined to 30.5% for the third quarter and 32.5% for the first nine months of 2003, compared to 35% in the same periods in 2002. These declines in the rates are attributable to a shift in the mix of domestic and international taxable income, which have different effective tax rates and, in the third quarter, from additional tax benefits earned in certain states.

Other: The Company is currently in the process of evaluating several matters that may result in certain charges to earnings during the fourth quarter of 2003. These matters include a possible loss in connection with the necessary replacement of a warehouse/distribution facility in the United Kingdom due to structural defects relating to the original construction of the facility and the possible write-offs of certain investments in Internet startup companies which the Company made several years ago.

In addition, the Company remains obligated under certain leases for closed retail stores, most of which were closed as part of the Company’s comprehensive business review in the first quarter of 2001. Since 2001, the Company has periodically evaluated and updated its estimates of the costs to be incurred under these obligations. As a result of the current real estate market and economic conditions and their impact on the amount of time and costs required to sublease or otherwise dispose of its obligations on these remaining leases, the Company is reassessing the prospects and uses for these properties which could impact the adequacy of the related reserves.

The ultimate outcome of these matters is unknown at this time. We anticipate completing these analyses and reflecting their results in the fourth quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2003, cash provided by operating activities totaled $489.6 million compared to $677.3 million during the same period last year. This change primarily reflects a higher liquidation of trade and other payables in 2003, partially offset by faster collection of accounts receivable and by a lower ending inventory on hand. The condensed consolidated balance sheet at the end of the third quarter includes the accounts of Guilbert, and Guilbert’s cash flow impact for four months.

Cash used in investing activities was $1,016.7 million in the first nine months of 2003 compared to $131.0 million in the same period last year. Investing activities for 2003 include approximately $919.0 million for payments made in connection with our acquisition of Guilbert, net of cash acquired. The purchase price of Guilbert is subject to an upward adjustment of 40 million euros of Office Depot common stock or cash if Office Depot stock closes above $20 per share for five consecutive days over an 18-month period following the closing date of the acquisition. See Note D to our Condensed Consolidated Financial Statements for additional discussion of the purchase transaction. The increase in cash used for investing activities was partially offset by cash proceeds from selling our Australian business in January 2003.

Capital expenditures for first nine months of 2003 reflect the opening of fourteen new store locations and seven relocations in North American Retail, the opening of thirteen wholly-owned retail stores internationally (including the introduction of retail stores in Spain with the opening of five stores), as well as continued corporate infrastructure additions. The Company remains on track to open a total of approximately 35 new stores in North America in 2003.

Cash provided by financing activities was $437.9 million in the first nine months of 2003 compared to a use of $203.8 million in the same period in 2002. The major components in 2003 include proceeds from the issuance of our $400 million senior notes due 2013 as well as proceeds from exercises of stock options in the amount of $42.5 million. Cash used by financing activities in 2002 is primarily a result of our redemption of the Liquid Yield Option Notes (LYONS®) due in 2007 and 2008 for approximately $243 million as well as our purchase of $36 million of Office Depot common stock, partially offset by exercises of employee stock options and stock purchase plans in the amount of $83.5 million.

At September 27, 2003, we had approximately $431.2 million of available credit under our revolving credit facility and letters of credit outstanding totaling $72.9 million.

NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. FIN 46 addresses how to identify variable interest entities and provides guidance as to how a company may assess its interests in a variable interest entity for purposes of deciding whether consolidation of that entity is required. FIN 46 is effective for all variable interest entities created after January 31, 2003. The Company is required to adopt the provisions of FIN 46 for any variable interest entity created prior to February 1, 2003 by the end of the current fiscal year. The Company is reviewing the provisions of this interpretation and currently does not expect its implementation to have a material effect on the financial position, results of operations or cash flows.

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

Risks and Uncertainties Associated with the Acquisition of Guilbert S.A.: On June 2, 2003, we acquired Guilbert, a European contract business. This acquisition almost doubles the size of our operations in Europe. Guilbert is itself the product of a number of relatively recent acquisitions in a variety of different European locations and is not yet a fully-integrated company. Its integration with our existing business operations in Europe will present many difficult challenges and will demand the full-time attention of several key managers in Europe, and the part-time attention of most others. The demands placed on the time of our management team in the Guilbert integration may adversely affect the operation of our existing businesses in Europe. Our experience in integrating large acquisitions, such as the integration of Viking, indicates that the integration could take longer than planned and be subject to unanticipated difficulties and expenses. Key risks involve failure to execute as well or as quickly as anticipated on our integration plans; loss of key personnel in the acquired company; more difficulty in achieving cash savings than originally contemplated; and resistance to cultural changes in the acquired organization.

Furthermore, prior to our acquisition, Guilbert reported only under French generally accepted accounting principles and was not subject to U.S. securities laws or accounting rules. We may encounter unforeseen difficulties implementing the different and demanding accounting and disclosure controls required by U.S. law to be applied to Guilbert now that it is a subsidiary of a U.S. reporting company.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

4.1	Exchange and Registration Rights Agreement dated August 11, 2003 by and among the Company and the initial purchasers of the $400 million 6.250% Senior Notes due August 15, 2013 (incorporated by reference from the Form S-4 filed by Office Depot, Inc. on September 8, 2003)

4.2	Indenture, dated as of August 11, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, between the Company and SunTrust Bank (incorporated by reference from the Form S-4 filed by Office Depot, Inc. on September 8, 2003)

4.3	Supplemental Indenture No. 1, dated as of August 11, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, between the Company and SunTrust Bank

4.4	Supplemental Indenture No. 2, dated as of October 9, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, between the Company and SunTrust Bank

31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of CFO

32	Section 906 Certifications

     b) Reports on Form 8-K

1.	Form 8-K/A filed on July 31 to amend and supplement the information contained in the Form 8-K filed on June 17 and the Form 8-K/A filed on June 19

2.	Form 8-K filed on August 5 announcing planned issuance of $300 million of debt securities, pursuant to an institutional private placement of ten-year senior notes

3.	Form 8-K filed on August 6 announcing completion of the previously announced private placement offering

4.	Form 8-K filed on September 3 regarding a third quarter mid-quarter performance update

5.	Form 8-K filed on September 16 announcing the resignation of the EVP, Merchandising

6.	Form 8-K filed on September 18 announcing an exchange offer related to the issuance of $400 million senior notes

7.	Form 8-K filed on September 29 announcing certain organizational changes in senior management

8.	Form 8-K filed on October 9 announcing extension of the exchange offer related to the $400 million senior notes

9.	Form 8-K filed on October 16 regarding a press release issued with earnings information for the quarter ended September 27

10.	Form 8-K filed on October 17 announcing extension of the exchange offer related to the $400 million senior notes

11.	Form 8-K filed on October 17 regarding a transcript of the conference call on financial results of Office Depot, Inc. conducted on October 16

12.	Form 8-K filed on October 21 regarding completion of the exchange offer related to the $400 million senior notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC.

(Registrant)

Date: October 27, 2003	By: /s/ Bruce Nelson

Bruce Nelson Chief Executive Officer

Date: October 27, 2003	By: /s/ Charles E. Brown

Charles E. Brown Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date: October 27, 2003	By: /s/ James A. Walker

James A. Walker Senior Vice President, Finance and Controller (Principal Accounting Officer)