Form 10-K
period 2003-12-27
OFFICE DEPOT INC
filed 2004-02-26
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 27, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2003 was approximately $4,646,725,787.

     As of February 13, 2004, the Registrant had 310,551,941 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Portions of our Proxy Statement, to be mailed to stockholders on or about March 19, 2004 for the Annual Meeting to be held on May 14, 2004, are incorporated by reference in Part III.

     PART I

Item 1. Business.

Office Depot, Inc., together with our subsidiaries, (“Office Depot” or the “Company”), is a global supplier of office products and services. Founded in 1986 with the opening of our first retail store in Fort Lauderdale, Florida, we now sell to consumers and businesses of all sizes through our three business segments: North American Retail Division, Business Services Group, and International Division. These segments include multiple sales channels consisting of office supply stores, a contract sales force, Internet sites, and catalog and call centers, all supported by our network of crossdocks, warehouses and delivery operations.

Additional information regarding our business segments is presented below and in Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K.

North American Retail Division

We have concentrated on expanding our store base and increasing our sales in markets with high concentrations of small- and medium-sized businesses across the United States and in Canada. Our North American Retail Division sells a wide selection of merchandise, including brand name and private label office supplies, business machines and computers, computer software, office furniture and other business-related products and services through our chain of high-volume office supply stores. Most stores also contain a multipurpose copy and print center offering printing, reproduction, mailing, shipping, and other services.

Our retail stores are based on a model designed to achieve cost efficiency by minimizing rent and eliminating the need for a central warehouse. Each store displays most of its inventory on the sales floor using pallets, bins and steel shelving, permitting the bulk stacking of inventory and quick and efficient restocking. Shelving is positioned to form aisles large enough to accommodate customer traffic and merchandise movement. In recent years, we have further enhanced the shopping experience with the installation of new lighting, signage, and broadband Internet capabilities across our entire North American Retail chain. Additionally, through our business relationships with recognized carriers, such as United Parcel Services, we offer shipping services in many of our retail stores. This has enabled us to offer our customers a full selection of packaging and shipping supplies, as well as a complete portfolio of U.S. domestic and international shipping services at regular customer counter rates.

At the end of 2003, our North American Retail Division operated 900 office supply stores in 44 states, the District of Columbia and Canada. The largest concentration of stores is in California, Texas and Florida, but we have broad representation across North America. As of December 27, 2003, the average size of our North American retail stores was approximately 26,000 square feet, although stores opened more recently are generally smaller than this average. Store opening and closing activity for the last three years has been as follows:

	Open at			Open at
	Beginning	Stores		End
	of Period	Opened	Closed	of Period	Relocated

2001	888	44	73	859	5
2002	859	21	13	867	8
2003	867	36	3	900	12

In 2003, we continued growing our business by opening a total of 36 new stores, at an average of 14,000 square feet per store. The majority of these stores were opened in existing markets. We continue to modify our expansion approach to meet the needs of new and changing markets. We have tailored store size to match anticipated demand and customer needs. We have also opened satellite operations in high-density locations and offered Office Depot products within grocery store and other retail outlets. We expect to continue this approach to retail store expansion, with an emphasis on market density in order to leverage advertising dollars and cross-channel opportunities to create a seamless customer experience across all channels. Additionally, in mid-June, we opened our first store utilizing the “Millennium’’ design. This design has merchandise placements that we believe correspond more closely to the ways customers shop. The initial response to our Millennium format has been favorable, although the format remains in testing and subject to modification.

In 2004, we plan to add 70 to 80 new retail stores and remodel approximately 50 to 60. The average size of the new retail stores we plan to add in the coming year will be approximately 16,000 square feet, though additions, remodels and store size are subject to change in response to market conditions.

Business Services Group (“BSG”)

We have provided office supply products and services to businesses through our catalog and contract sales operations for almost ten years. In 1998, we expanded our catalog business through our merger with Viking Office Products (“Viking”), a company that sold from catalogs and used customer call centers in the United States and several European countries. Today, BSG sells branded and private label products and services by means of our dedicated sales force, through catalogs and call centers, and electronically through our Internet sites.

Our contract business employs a dedicated sales force that services the office supply needs of medium- and large-sized businesses. Depending on the size and type of customer, our sales force tailors its service offerings to optimally serve the customer’s needs at the lowest possible cost. Sales representatives increase contract revenues, we believe, by building relationships with customers and providing information, business tools and problem-solving services to them. In 1995 we introduced electronic ordering for our large business customers and have endeavored to convert our larger customers to this method of ordering.

Our commercial business is tailored to serve small- and medium-sized businesses. Customers of our commercial business order products using our Office Depot and Viking brand catalogs and via the Internet at our Office Depot public web site (www.officedepot.com) and Viking public web site (www.vikingop.com). We expanded our offerings when we acquired 4Sure.com in 2001, adding web sites (www.computers4sure.com and www.solutions4sure.com) aimed at more sophisticated technology purchasers. We have integrated 4Sure.com into other Office Depot offerings and have added a new web site (www.techdepot.com) for technology purchases. We believe our Internet business will provide significant future growth opportunities for our BSG segment and our business as a whole based on the growth rates we have experienced over the last three years.

BSG orders are filled through our Customer Service Centers (“CSCs”), which provide warehouse and delivery functions for our catalog, contract and Internet customers. Some CSCs also house sales offices, call centers and administrative offices. At the end of 2003, we operated 22 CSCs in the United States, consisting of 12 Office Depot facilities, two Viking facilities and eight combined facilities. During 2003, we closed two Viking facilities and consolidated their operations into existing Office Depot facilities. Over the past three years, we have implemented advanced technologies to assist with reordering, stocking, the pick-and-pack process, and delivery operations. As a result, warehouse costs have been declining in recent years. In 2004 we plan to implement additional strategies that we believe will make our warehouses even more efficient.

International Division

Our International Division sells office products and services in 21 countries outside the United States and Canada through retail stores (in France, Japan and Spain), direct mail catalogs, Internet sites, contract sales force, and through international licensing and joint venture agreements. The growth in our International Division in more recent years has come from startup operations, primarily in Europe, but also from the acquisition of Guilbert S.A. (“Guilbert”) in June 2003. The acquisition of Guilbert has doubled the size of our business in Europe and established Office Depot as the leading reseller of office products in many of the principal countries of Europe. At the beginning of 2003, we sold our operations in Australia to focus on locations where we could be a market leader.

Internationally, we have grown our retail business through the selective opening of company-owned retail stores and through joint venture and licensing agreements. In 2003, we expanded this business into Spain with the opening of six retail stores. At the end of 2003, our International Division served customers through 64 company-owned office supply retail stores, and participated in 135 more through licensing and joint venture agreements. In 2004, we plan to expand our International Division’s retail presence by opening 5 to 10 company-owned stores in existing retail markets.

The international catalog business was launched in 1990 under the Viking Direct® brand with the start-up of operations in the United Kingdom. With the expansion into three additional countries during 2002, we now have catalog offerings in 12 countries outside of North America.

In March 1999, we introduced our first international public web site (www.viking-direct.co.uk) for consumers and businesses in the United Kingdom. Today we operate 31 separate international web sites. Our international e-commerce business increased 204% during 2003 and additional growth is expected in future years.

We launched our Office Depot contract business in the United Kingdom in 2000 and have since expanded into Ireland, the Netherlands, France, Japan and Italy. In early 2003 we began contract operations in Germany. This channel targets medium- to large-sized businesses and offers personalized service through a dedicated sales force, individualized pricing and overnight fulfillment, using our existing logistics infrastructure.

In June 2003, we further expanded our contract business with the acquisition of Guilbert, a leading contract stationer in Europe. Guilbert sells to small, medium and large companies in France, the UK, Germany, Italy, Ireland, the Netherlands, Spain, Belgium and Portugal through a direct sales force and through e-commerce and other Internet solutions, under the Guilbert® and NiceDay™ brand names. Our acquisition of Guilbert has accelerated our growth in the large-sized business customer channel in Europe, contributing sales of $808.8 million since acquisition. The acquisition of Guilbert has also added management depth, market experience, purchasing power and scale to the International Division. We are in the process of integrating Guilbert into our existing country systems and processes, and expect to generate significant cost reductions as a result.

International Division company-owned store and CSC operations for the last three years are detailed below.

	Office Supply Stores

	Open at			Open at
	Beginning			End
	of Period	Opened	Closed	of Period

2001	35	6	2	39
2002	39	13	2	50
2003	50	16	2	64

	Customer Service Centers (1)

	Open at				Open at
	Beginning				End
	of Period	Opened	Closed	Guilbert(2)	of Period

2001	12	3	1	—	14
2002	14	3	2	—	15
2003	15	—	—	10	25

(1)	The number of Customer Service Centers has been reduced to reflect Australia as a discontinued operation.

(2)	Post-integration warehouses obtained as a result of June 2003 acquisition of Guilbert.

Additionally, as of December 27, 2003, we participated in operations of 135 office supply stores and 5 CSCs under our licensing and joint venture agreements. In 2002 and 2001, we participated in operations of 121 office supply stores and 5 CSCs and 104 office supply stores and 6 CSCs, respectively.

Merchandising and Product Life Cycle

Our merchandising strategy is to offer a broad selection of office products, under our various private label Office Depot, Viking Office Products, and Guilbert brands, including the NiceDay™ brand, and to provide our customers with business services and customized business solutions that differentiate us from our competition and increase customer loyalty. Our office products assortment includes general office supply, computers, software, computer supplies, business machines and related supplies, and office furniture. Our domestic office supply superstores and customer service centers stock approximately 8,100 and 10,500 stock keeping units, or SKUs, respectively, including variations in color and size. Our customer service centers provide warehouse and delivery functions for our catalog, contract and Internet customers, and support retail store inventory replenishment as needed.

We buy substantially all of our merchandise directly from manufacturers and other primary suppliers. We also obtain certain merchandise (principally private label merchandise) from offshore locations, including our private label brands that are exclusive to Office Depot, Viking, Guilbert and 4Sure. Our private label brand items include over 600 SKUs, consisting at the current time of primarily office supplies, paper, and furniture. In most cases, our suppliers deliver the merchandise directly to our CSCs or our crossdocks, which are centralized distribution centers. Once received at our crossdocks, most merchandise is then delivered to our retail stores. Crossdocks use a customized system to manage the inbound flow of merchandise with the goal of minimizing our landed cost. This system enables us to maintain optimal in-stock positions by permitting a shorter lead-time for reordering, while still meeting the minimum ordering requirements of our vendors. The use of crossdocks also reduces our freight costs by centralizing the receiving function.

Office Depot’s centralized merchandising department is responsible for selecting, purchasing and pricing merchandise as well as managing the full product life cycle. Our contract sales force in BSG offers customized pricing to our contract customers, based on product selection and volume. Replenishment personnel monitor inventory levels and initiate product reorders with the assistance of our customized replenishment system. This system allows merchants to devote more time to selecting products, developing new product lines, analyzing competitive developments and negotiating with vendors to obtain more favorable prices and product availability. We transmit purchase orders electronically to a significant number of our vendors, and we electronically receive advance shipment notices and invoices back from them. This method of electronic ordering expedites orders and promotes accuracy and efficiency.

Total sales by product group were as follows:

	2003	2002*	2001*

Office products and machine supplies	56.0%	52.6%	51.5%
Technology and related products	21.7%	23.8%	24.1%
Office furniture and other	22.3%	23.6%	24.4%

	100.0%	100.0%	100.0%

* Conformed to current year product classification. The primary change has been to reclassify machine supplies, including ink and toner, from technology and related products to office products and machine supplies. Additionally, copy center has been reclassified out of general office into office furniture and other.

We classify our products into three categories: office products and machine supplies, technology and related products and office furniture and other. The office products and machine supplies category includes paper, filing, binders, writing instruments, adhesives, art supplies, and machine supplies, including ink and toner. The technology and related products and services category includes desktop and laptop computers, printers, copiers, software, digital cameras, and wireless communications products. Office furniture and other includes desks, chairs, luggage, calculators, telephones, fax machines, products and services sold at our copy centers and other miscellaneous items. The table above is based on total company sales. Management also views the business on a comparable (or comp) sales basis. This measures the sales for stores that have been open for one year or more and all BSG and Internet sales. Comparable sales are used in MD&A to address important factors affecting our business.

Sales and Marketing

We are able to maintain our competitive pricing policy primarily as a result of the significant cost efficiencies we achieve through our operating format and purchasing power. Our marketing programs are designed to attract new customers and to persuade existing customers to make additional purchases. We regularly advertise in the major newspapers in most of our local markets using both color inserts and also so-called run of press (ROP) advertisements. These advertisements are supplemented with local and national radio and network and cable television advertising campaigns, direct marketing efforts, signage in various sports venues and a naming rights agreement for a sports and entertainment arena in south Florida.

We have a low price guarantee policy for merchandise sold in our stores, through catalogs and over the Internet (see www.officedepot.com for more information). Additionally, we perform monthly competitive pricing analyses to monitor each market, and prices are adjusted as necessary to adhere to this pricing philosophy and ensure competitive positioning.

We continuously acquire new customers by selectively mailing specially designed catalogs to prospective customers. Sometimes we obtain the names of prospective customers in new and existing markets through the use of selected mailing lists from outside marketing information services and other sources. We use a proprietary mailing list system for our Viking Office Products brand catalogs and other promotional mailings. We plan to use this same technology to increase the effectiveness of our Office Depot brand catalogs in the future.

Our customers can place orders over the Internet, by telephone or by fax using toll-free telephone numbers that route the calls to our call centers. In North America, our call centers are located in Florida, Georgia, Texas, Ohio, Connecticut, Kansas, New Jersey, and California. Orders are electronically transmitted from our call centers to the store or CSC closest to our customer for pickup or delivery at a nominal delivery fee (free with a minimum order size). For our wholly owned operations outside of North America, orders are mostly processed and fulfilled by call centers and customer service centers located in each of the respective countries. Orders are packaged, invoiced and shipped for next-day delivery or same-day delivery in the case of Viking orders in selected markets.

Through BSG, we provide our contract customers with specialized services designed to aid them in achieving efficiencies and eliminating waste in their overall office products and office furniture costs. These services include electronic ordering, stockless office procurement, desktop delivery, business forms, management services and comprehensive product usage reports. Desktop delivery entails delivering the merchandise to individual departments within our customers’ facilities, rather than delivering the packages to one central receiving point. We also develop customized Intranet sites in tandem with our customers, allowing them to set rules and limitations on their employees’ electronic ordering abilities.

In addition to the normal payment options available to all of our customers, we offer our contract and certain qualified commercial customers the option of purchasing on credit through open accounts. We also offer revolving credit terms to certain customers through the use of private label credit cards. These credit cards are issued without charge to credit-qualified customers. Sales transactions using the private label credit cards are transmitted electronically to a financial services company, which credits our bank account with the net proceeds within two days. We offer our contract customers a store purchasing card that allows them to purchase office supplies at one of our retail stores, while still taking advantage of their contract pricing. No single customer in any of our segments accounts for more than 1% percent of our total sales. All of our credit card operations are managed by third parties.

Catalog Production and Circulation

We use our catalogs to market directly to both existing and prospective customers throughout the world. Separate catalog assortments promote our dual brand (Office Depot and Viking Office Products) mail order strategy. We currently circulate both Office Depot and Viking Office Products brand catalogs through our Business Services Group domestically and our International Division outside the United States. Following the acquisition of Guilbert in June 2003, we also publish separate catalogs bearing the Guilbert name in Europe. Each catalog is printed in color with pictures and narrative descriptions that emphasize key product benefits and features. We have developed a distinctive style for our catalogs, most of which are produced in-house by our designers, writers and production artists. Recently, we introduced a Green Book catalog, which features products that are recyclable, energy efficient, or otherwise deemed desirable from the standpoint of impact on the environment.

Our Viking Office Products brand catalog mailings include monthly sale catalogs, which are mailed to all active Viking customers and present our most popular items. A complete buyers guide, containing all of our products at the regular discount prices, is delivered to our Office Depot and Viking Office Products brand catalog customers every six months. This buyers guide, which is mailed to all of our active customers, varies in size among countries. Prospecting catalogs with special offers designed to attract new customers are mailed frequently. In addition, Office Depot and Viking Office Products specialty catalogs are delivered each month to selected customers.

During 2003, we mailed approximately 264 million copies of Office Depot and Viking brand catalogs to existing and prospective customers. During 2002 and 2001, we mailed approximately 297 million and 307 million copies, respectively.

Industry and Competition

We operate in a highly competitive environment. Historically, our markets have been served by traditional office products dealers and contract stationers. We believe that we compete favorably against such dealers on the basis of price and selection. We compete with other full service contract stationers on the basis of service and value-added technology. We also compete with other office supply superstores, wholesale clubs selling general merchandise, discount stores, mass merchandisers, conventional retail stores, computer and electronics superstores, Internet-based companies and direct mail companies. These companies, in varying degrees, compete with us on both price and selection in substantially all of our current markets.

Other office supply superstore companies are similar to us in terms of store format, pricing strategy and product selection and availability in the markets where we operate, primarily those in the United States and Canada. We anticipate that in the future we will face increased competition from these chains as each of us expands our operations both in North America and abroad. We differentiate ourselves from these other superstore chains by pursuing our mission to know our business customers and to supply not only the products, but also the business solutions they need. This focus is summed up in our brand positioning statement “What you need. What you need to know.’’ This statement emphasizes how we provide tailored business services and solutions across our sales channels to optimally serve our diverse customers’ needs.

Employees

As of January 24, 2004, we had approximately 46,000 employees worldwide, the majority of which were full time. Our labor relations generally are good, and the overwhelming majority of our facilities are not organized by any labor union.

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

Additionally, our corporate governance materials, including governance guidelines; the charters of the audit, compensation, finance, and governance and nominating committees; and the code of ethical behavior may also be found under the “Investor Relations” section of our web site at www.offficedepot.com. Office Depot makes no provisions for waivers of the code of ethical behavior. A copy of the foregoing corporate governance materials are available upon written request.

Executive Officers of the Registrant

Bruce Nelson - Age: 59

     Mr. Nelson has served as Chief Executive Officer of Office Depot, Inc. since July 17, 2000 and Chairman of our Board of Directors since December 29, 2001. Previously, he served both as President of Office Depot International and as President and Chief Operating Officer of our subsidiary, Viking Office Products, Inc. He has been one of our directors since he joined our Company in August 1998. From January 1996 until August 1998, he served as President and as a director of Viking. From July 1995 until January 1996, Mr. Nelson was Chief Operating Officer of Viking, and from January 1995 until July 1995, he was Executive Vice President of Viking. From 1990 until July 1994, Mr. Nelson was President and Chief Executive Officer of BT Office Products USA. He had previously worked for over 22 years at Boise Cascade Office Products in a number of executive positions.

Jerry Colley - Age: 51

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

Rolf Van Kaldekerken - Age: 53

     Mr. van Kaldekerken has been President, European Operations since August 2000. Prior to that appointment, he served as Executive Vice President, European Operations from January 2000 to August 2000. Previously, he was Vice President & Country Manager for Germany from 1998 to January 2000 for Office Depot International. He also served as Managing Director and Vice President, Germany, Benelux and Austria for Viking Office Products from November 1994 until August 1998, when Viking was merged into our Company. Prior to joining Viking, Mr. van Kaldekerken was European Operations and Purchasing Manager for INMAC Corporation.

Charles E. Brown - Age: 50

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

Cynthia Campbell – Age: 52

     Ms. Campbell has been our Executive Vice President, North American Delivery Sales since September 2003. Prior to being promoted to that position, she was Senior Vice President, Contract Sales for the Eastern half of the country, a position which she assumed in June 2000. She began her Office Depot career in March 1995 as Zone Vice President - Southeast Region, with responsibility for contract sales and operations. Prior to joining our company, Ms. Campbell spent 19 years with GTE Corporation in a variety of positions, the latest being Vice President and General Manager of Retail Information Services.

Jocelyn Carter-Miller - Age: 46

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

Jay Crosson - Age: 53

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

David C. Fannin - Age: 58

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

Mark Holifield – Age: 47

     Mr. Holifield was named our Executive Vice President of Supply Chain in September 2003. Mr. Holifield joined Office Depot in May 1994 as Director of Transportation. He was named Vice President of Transportation and Logistics in July 1996, and was promoted to Senior Vice President, Supply Chain in 1997. Prior to joining Office Depot, Mr. Holifield worked for Dallas Systems Corporation, a supply chain systems provider, in various logistics consulting positions from June 1988 to May 1994. Prior to Dallas Systems, from June 1986 to May 1988, Mr. Holifield worked in logistics for Frito-Lay, a division of PepsiCo. He began his retail career with H-E-B Grocery Company, where he worked in various logistics capacities from May 1977 through May 1986.

Rick Lepley – Age: 54

     Mr. Lepley has been President of Office Depot Japan since May 1, 2001. Prior to that, he served as founder and President of Retail Investment Concepts, Inc. (RIC), an independent retailer and Office Depot licensee for Eastern Europe. In that capacity, he opened the first Office Depot branded retail store in Warsaw, Poland and also the first Office Depot store in Hungary. He also built a delivery business for the Office Depot brand in both countries. Prior to the founding of RIC, Mr. Lepley was Sr. Vice President of Sales and Marketing for Mitsubishi Motor Sales of America, where he worked for 11 years.

Monica Luechtefeld - Age: 55

     Ms. Luechtefeld has been our Executive Vice President, E-Commerce since August 2000. Previously, she was Sr. Vice President of E-Commerce from February 2000 until August 2000. From September 1997 until February 2000, she was Vice President, Marketing and Sales Administration; and from February 1996 to September 1997 she was Vice President of Contract Marketing & Business Development. Ms. Luechtefeld joined Office Depot in 1993, serving as General Manager of the Southern California Region of Office Depot until 1996.

Patricia Morrison - Age: 44

     Ms. Morrison joined our Company in January 2002 as Executive Vice President and Chief Information Officer. From June 2000 to December 2001, she was Vice President-Information Systems & Chief Information Officer of Quaker Oats Company. From April 1997 to June 2000, she was employed by the General Electric Company as Chief Information Officer of GE Industrial Systems (1998 to 2000) and Chief Information Officer, GE Electrical Distribution & Control (1997 to 1998). Prior to her employment at GE, Ms. Morrison was employed by Procter & Gamble Company from 1981 to 1997, in various positions, including Manager-Management

Systems for the Cosmetics & Fragrance Division (1995 to 1997); Associate Director – Center for Excellence (1993 to 1995) and Associate Director, U.S. Finance & Accounting Systems (1992 to 1993).

James A. Walker - Age: 47

     Mr. Walker has been Senior Vice President, Finance and Controller since October 2001. Mr. Walker joined Office Depot in February 1999 as Vice President-Finance, Retail Stores Division until October 2001. From May 1996 until February 1999, when he joined Office Depot, Mr. Walker served as Vice President, Financial Planning for Advantica Restaurants, Inc. (operator of Denny’s ® Restaurants); from May 1991 until May 1996, Mr. Walker was employed by PepsiCo, Inc. in various capacities in the finance and strategic planning areas.

     Information with respect to our directors is incorporated herein by reference to the information under the caption “Election of Directors/Biographical Information of the Candidates” in the Proxy Statement for our 2004 Annual Meeting of Stockholders.

Item 2. Properties.

As of January 24, 2004, we operate 867 office supply stores in 44 states and the District of Columbia, 33 office supply stores in five Canadian provinces and 64 office supply stores (excluding our participation under licensing and joint venture agreements) in three countries outside of the United States and Canada. We also operate 22 CSCs in 18 U.S. states and 25 CSCs in 10 countries outside of the United States. The following table sets forth the locations of these facilities.

STORES

State/Country	#

UNITED STATES:
Alabama	15
Alaska	2
Arizona	3
Arkansas	10
California	135
Colorado	30
District of Columbia	2
Delaware	1
Florida	92
Georgia	40
Hawaii	3
Idaho	5
Illinois	36
Indiana	17
Iowa	3
Kansas	8
Kentucky	14
Louisiana	28
Maryland	14
Michigan	22
Minnesota	10
Mississippi	13
Missouri	20
Montana	2
Nebraska	5
Nevada	13
New Jersey	5
New Mexico	5
New York	13
North Carolina	26
North Dakota	1
Ohio	11
Oklahoma	14
Oregon	15
Pennsylvania	9
South Carolina	17
South Dakota	1
Tennessee	23
Texas	114
Utah	4
Virginia	21
Washington	30
West Virginia	3
Wisconsin	11
Wyoming	1

TOTAL UNITED STATES	867
CANADA:
Alberta	8
British Columbia	9
Manitoba	3
Ontario	11
Saskatchewan	2

TOTAL CANADA	33
FRANCE	40
JAPAN	18
SPAIN	6

TOTAL OUTSIDE	64

CSCs

State/Country	#

UNITED STATES:
Arizona	1
California	3
Colorado	1
Connecticut	1
Florida	2
Georgia	1
Illinois	1
Louisiana	1
Maryland	1
Massachusetts	1
Michigan	1
Minnesota	1
New Jersey	1
North Carolina	1
Ohio	1
Texas	2
Utah	1
Washington	1

TOTAL UNITED STATES	22
BELGIUM	1
FRANCE	4
GERMANY	4
THE NETHERLANDS	2
IRELAND	2
ITALY	3
JAPAN	1
SPAIN	2
SWITZERLAND	1
UNITED KINGDOM	5

TOTAL OUTISDE THE UNITED STATES	25

Most of our facilities are leased or subleased, with lease terms (excluding renewal options) expiring in various years through 2029, except for 74 facilities, including certain corporate office buildings and our systems data center, which we own. Our owned facilities are located in 15 states, primarily in Florida, Texas and California; three Canadian provinces; the United Kingdom; the Netherlands; and France.

Our corporate offices in Delray Beach, Florida consist of approximately 575,000 square feet in three adjacent buildings — two of which are owned and one is leased. We also own a corporate office building in Torrance, California, which is approximately 180,000 square feet in size, and a systems data center in Charlotte, North Carolina which is approximately 53,000 square feet in size.

Item 3. Legal Proceedings.

We are involved in litigation arising in the normal course of our business. While from time to time claims are asserted that make demands for large sums of money, including ones asserted in the form of class action suits, we do not believe that any of these matters, either individually or in the aggregate, will materially affect our financial position or the results of our operations.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ODP.” As of February 13, 2004, there were 3,723 holders of record of our common stock. The last reported sale price of the common stock on the NYSE on February 13, 2004 was $17.30.

The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as quoted on the NYSE Composite Tape. These prices do not include retail mark-ups, mark-downs or commission.

	High	Low

2003
First Quarter	$15.390	$10.280
Second Quarter	15.270	11.150
Third Quarter	18.500	14.190
Fourth Quarter	16.990	13.600
2002
First Quarter	$20.400	$15.500
Second Quarter	21.960	15.460
Third Quarter	17.000	10.600
Fourth Quarter	18.090	10.700

We have never declared or paid cash dividends on our common stock. While we regularly assess our dividend policy, we have no current plans to declare a dividend. Earnings and other cash resources will continue to be used in the expansion of our business.

Item 6. Selected Financial Data.

The following table sets forth the consolidated historical selected financial data of the Company:

(In thousands, except per share amounts and statistical data)	2003	2002	2001(1)	2000(1)(4)	1999(1)
Statements of Earnings Data:
Sales (2)	$12,358,566	$11,356,633	$11,082,112	$11,495,493	$10,197,373
Cost of goods sold and occupancy costs	8,484,420	8,022,663	7,940,067	8,435,928	7,405,870

Gross profit	3,874,146	3,333,970	3,142,045	3,059,565	2,791,503
Store and warehouse operating and selling expenses (2)	2,802,240	2,338,128	2,331,013	2,498,146	2,040,216
General and administrative expenses(2)	578,840	486,279	445,538	447,693	322,172
Other operating expenses	22,809	9,855	12,125	6,733	16,524

Operating profit	470,257	499,708	353,369	106,993	412,591
Interest income	14,196	18,509	12,980	11,345	30,043
Interest expense	(54,805)	(46,195)	(43,339)	(32,683)	(24,852)
Miscellaneous income (expense), net	15,392	7,183	(9,057)	4,632	(3,514)

Earnings from continuing operations before income taxes and cumulative effect of accounting change	445,040	479,205	313,953	90,287	414,268
Income taxes	143,016	167,722	112,296	41,972	155,875

Earnings from continuing operations before cumulative effect of accounting change	302,024	311,483	201,657	48,315	258,393
Discontinued operations, net	176	(775)	(614)	1,017	(755)
Cumulative effect of accounting change, net	(25,905)	—	—	—	—

Net earnings	$276,295	$310,708	$201,043	$49,332	$257,638

Earnings per share from continuing operations before cumulative effect of accounting change:
Basic	$0.98	$1.02	$0.68	$0.16	$0.72
Diluted	0.96	0.98	0.66	0.16	0.69
Cumulative effect of accounting change:
Basic	(0.08)	—	—	—	—
Diluted	(0.08)	—	—	—	—
Net earnings per share:
Basic	$0.89	$1.01	$0.67	$0.16	$0.71
Diluted	0.88	0.98	0.66	0.16	0.69
Statistical Data:
Facilities open at end of period:
United States and Canada:
Office supply stores	900	867	859	888	825
Customer service centers	22	24	24	25	30
Call centers	13	13	13	7	7
International (3):
Office supply stores	64	50	39	35	32
Customer service centers	25	15	14	12	12
Call centers	31	13	11	11	11
Balance Sheet Data:
Working capital	$1,299,475	$1,217,706	$721,867	$790,752	$687,007
Total assets	6,145,242	4,765,812	4,331,643	4,196,334	4,276,183
Long-term debt, excluding current maturities	829,302	411,970	317,552	598,499	321,099
Common stockholders’ equity	2,794,087	2,297,112	1,848,438	1,601,251	1,907,720

(1)	As applicable, amounts have been adjusted to reflect the Australian business as discontinued operations.

(2)	Certain amounts in prior year financial statements have been reclassified to conform to current year presentation. Among other items, we have classified facility closure costs from a separate line into store and warehouse operating and selling expenses

(3)	Company-owned facilities in our International Division.

(4)	Includes 53 weeks in accordance with our 52 – 53 week reporting convention.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

GENERAL

Office Depot, Inc., together with our subsidiaries, (“Office Depot” or the “Company”) is a global supplier of office products and services. We sell to consumers and businesses of all sizes through our three business segments: North American Retail Division, Business Services Group, and International Division. Our management views our overall business in the context of the performances of these three principal business segments.

These segments include multiple sales channels consisting of office supply stores, a contract sales force, Internet sites, and catalog and call centers, all supported by our crossdock, warehouse and delivery operations. Each of these segments is described in more detail in Item 1, Business Section, of this Annual Report on Form 10-K. We operate on a 52- or 53-week fiscal year ending on the last Saturday in December. All years in the discussion below contained 52 weeks.

In June 2003, we expanded our contract business in Europe with our acquisition of Guilbert, a leading contract stationer. Guilbert sells to small, medium and large companies in France, the UK, Germany, Italy, Ireland, the Netherlands, Spain, Belgium and Portugal through a direct sales force and through e-commerce and other Internet solutions, under the Guilbert® and NiceDay™ brand names. The results of Guilbert are included in our International Division since the date of acquisition.

FORWARD LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding our business. We recommend that you read this MD&A in conjunction with our Consolidated Financial Statements and the Notes to those statements. This MD&A contains significant amounts of forward-looking information, and is qualified by our Cautionary Statements regarding forward-looking information. You will find Cautionary Statements throughout this MD&A; however, most of them can be found in a separate section immediately following this MD&A. Without limitation, wherever in this Annual Report we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “project,” “should,” and similar expressions, we are identifying forward-looking statements, and our Cautionary Statements apply to these terms and expressions and the text in which such terms and expressions are used. The purposes of this MD&A include providing to the reader the perspectives of management as we view the business, and providing to you insights that are not necessarily obvious or clear from reading our financial statements (including footnotes) alone.

OVERALL

(Dollars in millions)	2003		2002		2001

Sales	$12,358.6	100.0%	$11,356.6	100.0%	$11,082.1	100.0%
Cost of goods sold and occupancy costs	8,484.5	68.7%	8,022.7	70.6%	7,940.1	71.6%

Gross profit	3,874.1	31.3%	3,333.9	29.4%	3,142.0	28.4%
Store and warehouse operating and selling expenses	2,802.2	22.7%	2,338.1	20.6%	2,331.0	21.1%

Segment operating profit	1,071.9	8.6%	995.8	8.8%	811.0	7.3%
General and administrative expenses	578.8	4.7%	486.3	4.3%	445.5	4.0%
Other operating expenses	22.8	0.1%	9.8	0.1%	12.1	0.1%

Operating profit	$470.3	3.8%	$499.7	4.4%	$353.4	3.2%

Our overall sales increased 9% in 2003 after an increase of 2% in 2002. The increase in sales in both periods is attributable to increased sales from our International Division and our Business Services Group, partially offset by declining sales in our North American Retail Division. Positively impacting sales in our International Division during 2003 was our acquisition of Guilbert in June, which contributed additional sales of $808.8 million, the impact of changes to foreign currency rates, and the growth in our existing contract business. Our management believes that the acquisition of Guilbert has added significantly to our capability and future business prospects in Europe. Our BSG segment experienced increased sales as a result of expanding our contract business, partially offset by weaker catalog sales. Worldwide e-commerce sales have improved in all periods, increasing to $2.6 billion in 2003 from $2.1 billion in 2002.

Comparable sales measure the sales from operations or stores that have been in existence or open for one year or more and is used throughout the MD&A to understand the relative trends in our business. From time to time we regroup product categories to conform more closely to the way that we manage the business. Accordingly, certain comparable sales product amounts reported in prior periods have been adjusted to conform to current year classification. From a comparable sales perspective, total Company sales declined 2% in 2003 and were flat in 2002, primarily as a result of negative comparable sales in our North American Retail Division of -4% and -2%, respectively. The decline in comparable sales in the North American Retail Division primarily reflects a decrease in sales of our technology and furniture products.

At the start of fiscal year 2003, we adopted new accounting guidance, Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. We now classify amounts earned under cooperative advertising arrangements as a credit to cost of goods sold. Previously, these amounts were classified as a reduction of advertising expense. Additionally, a portion of these amounts is deferred in inventory and reduces the cost of products as they are sold, similar to our current practice for vendor rebate arrangements.

To record the initial amount of cooperative advertising deferred in inventory at the beginning of the year, we recorded an after-tax cumulative effect adjustment of $25.9 million, or $0.08 per share. The impact on continuing operations of applying this method in 2003 decreased cost of goods sold by $240.4 million and increased advertising expense by $234.2 million. Operating profit increased by $6.2 million, net earnings by $4.3 million and diluted earnings per share by $0.01. Prior periods have not been restated. However, the estimated impact of applying this method in 2002 would have been to decrease the cost of goods sold by $241.3 million and increase advertising expense by $242.7 million. Pro forma operating profit would have decreased by $1.4 million, net earnings by $1.0 million and would have had no impact on diluted earnings per share.

Store and warehouse operating and selling expenses consist of personnel costs, maintenance and other facility costs, advertising expenses, delivery and transportation costs, credit card and bank charges and certain other operating and selling costs. Freight costs incurred to bring merchandise to stores and warehouses are included as a component of inventory and cost of goods sold. Warehouse costs and freight costs incurred to ship merchandise primarily relate to our delivery customers, are included in store and warehouse expenses. Because of our multi-channel operations, and because some retail companies include shipping, handling and other distribution costs as a component of cost of goods sold, their measure of gross profit may not be comparable to ours. However, this is how our management has elected to view our business.

Reflecting the impact of EITF 02-16 on all periods, total Company store and warehouse operating and selling expenses as a percentage of sales remained constant in 2003 compared to 2002 and decreased slightly in 2002 compared to 2001. The increase in 2003 for North American Retail reflects higher lease termination and facility costs, as well as a lower sales base. The decrease in BSG primarily reflects operating efficiencies. Operating and selling expenses as a percentage of sales for the International Division decreased in 2003 reflecting the purchase of Guilbert’s customer base with its higher mix of large customers, which requires less marketing and related costs, as well as the continued leveraging of certain fixed operating expenses. These factors are addressed in greater detail in the segment discussions below.

Additionally, store and warehouse operating and selling expenses in 2002 include costs associated with the Company’s decision to settle potential class action litigation in the state of California involving wage and hour claims by some of our store managers and assistant managers, and in 2001, a legal settlement, partially offset by a gain on the sale of a warehouse in the United Kingdom.

In 2003 we incurred $17.7 million of non-capitalizable integration costs in connection with our acquisition of Guilbert. These costs primarily relate to professional consultants used to assist with integration management, communications and human resource aspects of the acquisition and are included in total company operating expenses, but are not included in determining segment profitability.

Under accounting rules that became effective at the start of 2002, companies no longer amortize goodwill, but instead test recorded amounts annually for impairment. Our testing indicated no goodwill impairment. Amortization of goodwill totaled $5.2 million in 2001.

The Financial Accounting Standards Board (“FASB”) is considering a rule change that would require companies to expense the fair value of stock options issued. The Company currently provides stock options to a large number of its employees. Should the FASB’s proposal be adopted, and the Company continues with its current stock option plan, operating expenses could increase significantly. See Note A in Notes to Consolidated Financial Statements for additional discussion of stock-based compensation.

In the Overall table above, we have provided a subtotal for segment operating profit. We currently use this measure of performance to assess the operations of each business unit, and we believe it is useful to investors, because it reflects the sales and operating expenses directly related to the segment’s activities. Our general and administrative expenses primarily consist of personnel and related costs associated with support functions. Because these functions typically support all segments of our business, we have historically not considered these costs in determining our segment profitability. However, with the growth in our e-commerce and the acquisition of Guilbert, our general and administrative costs have increased substantially in recent years. Therefore, beginning in 2004, we plan to reclassify certain amounts previously classified as general and administrative expenses into operating and selling expenses. We also plan to begin allocating costs where appropriate to determine segment profitability. Other companies may charge more or less general and administrative costs to their segments and our presentation therefore may not be comparable to similarly titled measurements used by other entities. Our measure of segment operating profit should not be considered as an alternative to operating income or net earnings determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The table above reconciles segment operating profit to consolidated operating profit determined in accordance with GAAP.

NORTH AMERICAN RETAIL DIVISION

(Dollars in millions)	2003		2002		2001

Sales	$5,650.1	100.0%	$5,804.4	100.0%	$5,842.6	100.0%
Cost of goods sold and occupancy costs	4,162.3	73.7%	4,351.2	75.0%	4,479.1	76.7%

Gross profit	1,487.8	26.3%	1,453.2	25.0%	1,363.5	23.3%
Store and warehouse operating and selling expenses	1,173.8	20.8%	1,033.5	17.8%	1,055.2	18.0%

Segment operating profit	$314.0	5.5%	$419.7	7.2%	$308.3	5.3%

Sales in our North American Retail Division decreased 3% in 2003 and 1% in 2002. Comparable sales in 2003 from the 870 stores that were open for more than one year were down 4%. In 2002, comparable sales in the 848 stores that were open for at least one year were down 2%. The decrease in both years reflects both lower average transaction size and fewer comparable transactions. Additionally, our 2003 holiday sales were below expectations. We believe our sales in 2002 and part of 2003 were negatively impacted by the overall soft U.S. economy at that time. In 2004, we expect to drive traffic and sales in our retail channel as we remodel our existing stores, identify and expand alternative store formats, and introduce new merchandising initiatives. As a result of these activities, comparable sales in the opening weeks of 2004 have turned positive.

The trends in product mix experienced in 2001 continued throughout 2002 and 2003, as overall sales shifted away from lower margin technology products in both periods. Comparable sales of lower margin technology products declined 11% in 2003 and 7% in 2002; and comparable sales of business furniture declined 4% in 2003 and 6% in 2002. Sales of core supplies and paper were relatively flat in both periods. Sales of machine supplies, which include ink and toner, were up 4% in 2003, aided in part by the promotion of our ink and toner initiatives in the second half of the year. However, with the more open presentation of ink and toner in our stores, we experienced increased shrink levels in 2003. Gross margins in 2003 were also negatively impacted by increased clearance activity as we launched several new retail initiatives.

Adopting EITF 02-16 reduced the cost of goods sold for 2003 by $135.3 million and increased advertising expense by $132.5 million. Had this change been effective for 2002, the pro forma impact would have decreased cost of goods sold by $150.9 million and increased advertising expense by $151.5 million. Cooperative advertising credits for 2001 totaled $167.1 million.

Reflecting the impact of EITF 02-16 on all periods, total operating and selling expenses in our North American Retail Division increased in 2003 after a decrease in 2002. Overall personnel-related costs, which represent the largest component of costs in this caption, decreased in both 2003 and 2002. Increases in wage rates and in certain employee benefit costs were more than offset by streamlining certain operational processes which reduced the amount of labor required to operate the stores and by reduced incentive costs in 2003 because the segment did not meet overall performance expectations. Lower sales in both periods contributed to lower credit card fees. Facility and facility maintenance expense increased in 2003 as we added stores and made changes to our store layout to handle various initiatives. Operating and selling expenses in 2002 also include $14.4 million to settle potential class action litigation in the state of California relating to certain employee classifications as exempt from overtime.

During 2001, we closed 73 stores, 70 of which were identified as part of our comprehensive business review completed in late 2000. We also identified ten additional under-performing stores that were closed in 2002. Because of continued uncertainty relating to sublease assumptions for properties previously closed, the Company conducted a comprehensive review of its closed store commitments during the fourth quarter of 2003 and recorded a $23.9 million charge to terminate some existing commitments and adjust the remaining commitments to current market values. We recorded similar charges in 2002 and 2001 for $6.7 million and $8.5 million, respectively. Additionally, charges for asset impairments for under performing stores were $2.7 million, $5.4 million, and $35.2 million in 2003, 2002 and 2001, respectively. We regularly review actual and projected store performance and record any asset impairment charges as a component of store and warehouse operating expenses.

BSG

(Dollars in millions)	2003		2002		2001

Sales	$3,965.3	100.0%	$3,913.9	100.0%	$3,763.0	100.0%
Cost of goods sold and occupancy costs	2,671.2	67.4%	2,684.7	68.6%	2,574.0	68.4%

Gross profit	1,294.1	32.6%	1,229.2	31.4%	1,189.0	31.6%
Operating and selling expenses	906.2	22.9%	864.6	22.1%	897.8	23.9%

Segment operating profit	$387.9	9.7%	$364.6	9.3%	$291.2	7.7%

Sales in our BSG segment increased 1% in 2003 and 4% in 2002. Sales in our contract channel increased in both 2003 and 2002. The increase in 2003 reflects growth in most markets, with the large customer segment growing at faster rates than the other customer segments. Contract sales in the eastern U.S. have displayed a positive trend throughout 2003 and 2002 and in the western U.S. since mid-2002. The catalog channel decreased in both 2003 and 2002. Domestic e-commerce sales grew by 15% during the 2003 and 33% in 2002. We expect continued growth in our e-commerce sales during 2004 as we allocate additional resources to that channel. Comparable sales of office supplies and machine supplies, the largest category in BSG’s sales mix, increased 3% in both 2003 and 2002. Office furniture sales declined 3% in 2003 and 8% in 2002, while technology sales decreased 1% in 2003 following an increase of 5% in 2002.

Adopting EITF 02-16 reduced the cost of goods sold for 2003 by $63.7 million and increased advertising expense by $60.0 million. Had this change been effective for 2002, the pro forma impact would have decreased cost of goods sold by $66.1 million and increased advertising expense by $66.6 million. Cooperative advertising credits during 2001 totaled $83.9 million.

Reflecting the impact of EITF 02-16 on all periods, gross profit decreased in 2003 and 2002, reflecting the impact of increased sales to larger accounts that tend to have lower margin rates and the increasing proportion of 4Sure.com sales, which operates primarily in the lower margin technology business. During 2001, gross margin was higher following the introduction of volume-dependent pricing arrangements. We earn higher gross profit percentages in our BSG than in our retail operations principally because of lower occupancy costs and a sales mix that includes relatively fewer technology products.

Personnel, facility and delivery expenses are the largest components of our BSG operating expenses. Reflecting the impact of EITF 02-16 on all periods, operating and selling expenses as a percentage of sales decreased in both 2003 and 2002 because of continued efforts to reduce costs and increase productivity and efficiency. In 2003, we modified our delivery model in certain markets, resulting in lower personnel costs partially offset by increased third-party delivery costs following our decision to outsource certain delivery functions in some of our markets. In 2002, call center consolidation contributed to lower personnel-related costs, and the introduction of new technologies streamlined operations and reduced delivery costs by 13%.

INTERNATIONAL DIVISION

(Dollars in millions)	2003		2002		2001

Sales	$2,746.5	100.0%	$1,641.4	100.0%	$1,480.1	100.0%
Cost of goods sold and occupancy costs	1,652.7	60.2%	988.1	60.2%	888.4	60.0%

Gross profit	1,093.8	39.8%	653.3	39.8%	591.7	40.0%
Operating and selling expenses	723.1	26.3%	441.2	26.9%	379.5	25.7%

Segment operating profit	$370.7	13.5%	$212.1	12.9%	$212.2	14.3%

Sales in our International Division grew 67% in 2003 and 11% in 2002. In local currencies, sales grew 52% in 2003 and 6% in 2002. Our purchase of Guilbert in June 2003 contributed sales of $808.8 million. Excluding the impact of exchange rates and the Guilbert acquisition, sales in both 2003 and 2002 reflect growth in most of our international operations with the principal exceptions of Germany and Japan, where local economic conditions were weak during 2002 and most of 2003.

In addition to our acquisition of Guilbert, during 2003 we further expanded our existing European operations by starting contract operations in Germany and launching our retail business into Spain, where we opened six retail stores. In 2003, we also opened three stores in France and a net of five stores in Japan. In 2002, we added catalog operations in three countries; increased the size of our contract sales force in four countries; initiated contract sales in Italy; added a net of seven new stores in France; made several changes to our Japanese operation and launched nine new web sites. We expect to continue to grow all sales channels in our European operations.

Adopting EITF 02-16 reduced the cost of goods sold for 2003 by $41.4 million and increased advertising expense by $41.7 million. Had this change been effective for 2002, the pro forma impact would have decreased cost of goods sold by $24.3 million and increased advertising expense by $24.6 million. Cooperative advertising credits during 2001 totaled $20.9 million.

Reflecting the impact of EITF 02-16 on all periods, gross profit as a percentage of sales decreased in both 2003 and 2002, reflecting a higher mix of lower margin contract sales, growth in our existing contract business, and to a lesser extent, the increased distribution of prospecting catalogs (which feature lower priced products) in Europe to support growth into new markets. In 2003, the decrease was partially offset by better buying and increased purchasing discounts following the Company’s recent Guilbert acquisition.

Operating and selling expenses as a percentage of sales are higher in our International Division than in our other segments primarily because we use an extensive marketing program to drive sales in existing markets, particularly in our catalog business where we use so-called prospecting catalogs with lower-priced products intended to induce customers to place first-time orders. We also had start-up activities in several new markets. Similar to BSG, personnel and delivery expenses are significant components of the International Division’s operating and selling expenses. During 2003 and 2002, personnel, facility-related, advertising, and delivery expenses increased in total dollars because of the expansion of our business in Europe. However, in 2003 operating and selling expenses as a percentage of sales decreased, primarily as a result of the purchase of Guilbert’s large account customer base, which requires less marketing and related costs. Also favorably impacting operating and selling expenses was the continued leverage of certain fixed operating expenses. As our operations grow in a particular market, fixed operating expenses decline relative to sales. For example, advertising costs in the form of prospecting and delivery costs, which are affected by the density of the delivery areas, decline as a percentage of sales as the market grows. Fiscal 2001 includes a gain of $10.2 million from the sale of a warehouse in London.

As noted above, sales in local currencies have substantially increased in recent years. For U.S. reporting, these sales are translated into U.S. dollars at average exchange rates experienced during the year. International Division sales were positively impacted by foreign exchange rates in 2003 by $253.2 million and $67.0 million in 2002. International Division segment operating profit also benefited from foreign exchange rates by $32.7 million during 2003 and $9.0 in 2002. Future volatility in exchange rates could affect translated sales and operating profit of our International operations.

In January 2003, we sold our operations in Australia with no significant impact on earnings. The Australian operations have been accounted for as discontinued operations and all periods presented have been restated. In addition to Europe, we continue to operate in Japan. We have focused our Japanese business on a single brand offering and streamlined operations; however, sales trends in Japan have been negative for each of the periods presented.

CORPORATE AND OTHER

Other Operating Expenses

Other operating expenses primarily reflect pre-opening expenses and, in 2003, costs related to the integration of Guilbert.

Pre-opening expenses consist of personnel, property and advertising expenses incurred in opening or relocating stores and CSCs. We typically incur pre-opening expenses during a six-week period prior to a store opening. Because we expense these items as they are incurred, the amount of pre-opening expenses each year is generally proportional to the number of new stores and CSCs opened during the period. Total Company store openings and relocations were 64 in 2003, 42 in 2002 and 55 in 2001. We opened 3 CSCs in 2002 and 4 in 2001. For 2003, our pre-opening expenses were approximately $150,000 per domestic office supply store and $75,000 per international office supply store. Our cost to open a new CSC varies significantly with the size and location of the facility. Although no CSCs were opened in 2003, we estimate costs to open a domestic or international CSC to be approximately $1.0 million per facility.

In 2003, we incurred approximately $17.7 million of non-capitalizable integration costs in connection with our acquisition of Guilbert in June 2003. These costs primarily relate to professional consulting fees for assistance with integration, management, internal communications plans, and human resource aspects of the acquisition.

General and Administrative Expenses

(Dollars in thousands)	2003	2002	2001

General and administrative expenses	$578,840	$486,279	$445,538
Percentage of sales	4.7%	4.3%	4.0%

Our general and administrative expenses consist primarily of personnel-related costs associated with support functions. Because these functions typically support all segments of our business, we have historically not considered these costs in determining our segment profitability. However, with the growth in our e-commerce and the acquisition of Guilbert, our general and administrative costs have increased substantially in recent years. Therefore, beginning in 2004, we plan to reclassify certain amounts previously classified as general and administrative expenses into operating and selling expenses. We also plan to begin allocating costs where appropriate to determine segment profitability.

The increase in 2003 reflects the inclusion of Guilbert since its acquisition in June, the impact of exchange rates on other international expenses, and costs relating to finance, human resources and merchandising software applications. Employee-related costs declined in 2003 from lower performance-based compensation, partially offset by higher costs for healthcare and other employee benefits. The increase in 2002 was attributable to additional professional fees to support operational process improvements, additional benefits costs, and costs incurred to support expansion activities that were not chargeable to segment operations.

The comments above and in the Overall section of MD&A describe how our management has historically determined our general and administrative expenses. Other companies may charge more or less of their general and administrative costs to their segments, and their results may not be comparable to ours.

Other Income and Expense

(Dollars in thousands)	2003	2002	2001

Interest income	$14,196	$18,509	$12,980
Interest expense	(54,805)	(46,195)	(43,339)
Miscellaneous income (expense), net	15,392	7,183	(9,057)

Average cash balances decreased slightly during 2003 after a substantial increase in 2002; however, interest rates earned on cash investments declined during the same time periods.

In August 2003 we issued $400 million of senior notes that mature in 2013. The increase in interest expense in 2003 reflects the impact of a partial year of interest relating to this additional borrowing. Similarly, 2002 reflects the impact of a full year of interest on the $250 million of senior subordinated notes issued in July 2001 and which mature in 2008. The effective interest rate on the $400 million notes has been reduced by the amortization of proceeds from an interest rate lock of $16.6 million. Additionally, the effective interest rate on the $250 million notes has been reduced by the amortization of $18.8 million from the September 2002 termination of an interest rate swap agreement. The proceeds received from both the interest rate lock and the interest rate swaps are being amortized to interest expense over the remaining term of the respective notes.

When a facility is closed before the end of an operating lease commitment, we record a liability at the present value of the lease obligation, offset by anticipated sublease income. For facilities closed prior to 2003, the imputed interest cost on the discounted obligations is recognized as interest expense each period. The recorded obligations primarily relate to the store closures following the 2000 business review and total $57.6 million at December 27, 2003 and $60.4 million at December 28, 2002.

Our net miscellaneous income (expense) consists of equity in the earnings of our joint venture investments, royalty and franchise income that we generate from licensing and franchise agreements, and realized gains and impairments of other investments. All of our equity investments involve operations outside of the United States and Canada. In 2003, we sold or abandoned a majority of our interest in certain Internet companies, resulting in a fourth quarter charge of $8.4 million. In 2002 and 2001, we recorded charges of $3.0 million and $14.7 million, respectively, related to the impairment of these investments. In 2003, this category also includes recognition of approximately $11.8 million of net foreign currency gains, primarily resulting from holding euro investments in anticipation of purchasing Guilbert in June 2003.

Income Taxes

(Dollars in thousands)	2003	2002	2001

Income Taxes	$143,016	$167,722	$112,296
Effective income tax rate*	32%	35%	36%

*Income Taxes as a percentage of earnings from continuing operations before income taxes.

The effective income tax rate has decreased over the three years presented, reflecting an increased proportion of international activity, which may be taxed at lower rates and, in 2003, realization of certain state tax credits. The effective tax rate in future periods can be affected by variability in our mix of income and tax rates in the various jurisdictions and therefore may be higher or lower than it has been over the past three years. The effective tax rate is expected to be somewhat lower at the beginning of 2004 and will be monitored and adjusted throughout the year for the actual mix of income.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

(Dollars in thousands)	2003	2002	2001

Operating activities	$651,740	$701,897	$745,941
Investing activities	(1,179,837)	(199,466)	(233,071)
Financing activities	388,851	(212,625)	(85,403)

Operating and Investing Activities

We have consistently satisfied operating liquidity needs and planned capital expenditure programs through our normal conversion of sales to cash. Over the three years ended in 2003, we generated over $2 billion of cash flows from operating activities. From time to time, we use our revolving credit facility for normal operating needs, primarily near the time of a significant non-operating cash outlay. We have also accessed the capital markets to supplement our cash position following acquisitions and for refinancings.

Our major sources of cash from operations include: store sales, a majority of which are generated on a cash and carry basis, our private label credit card program, which is administered by a third party financial services company and converted to cash daily, and collection of our receivables. We generate receivables from our contract and certain direct mail customers, and as we expand this business here and abroad, we anticipate our accounts receivable portfolio will grow. Additionally, amounts due us under rebate and cooperative advertising programs with our vendors comprised over 25% of total receivables at the end of 2003 and 35% at the end of 2002. These receivables tend to fluctuate seasonally (growing during the second half of the year and declining during the first half), because certain collections do not occur until specified milestones are reached or the program year is complete. These receivables, however, are typically high quality and are collected quickly after reaching specified milestones. Our primary outflow of cash from operations is the purchase of inventory, net of customary credit arrangements with vendors, operational costs, and the payment of current taxes.

Cash flows provided by operating activities in 2003 reflect lower net income as compared to 2002 and changes in working capital, more than offset by increases in non-cash charges and depreciation. Changes in working capital reflect an increase in inventories coupled with a decrease in accrued liabilities. The decrease in current liabilities reflects payments on closed store liabilities, accrued employee compensation, and settlement of accrued expenses, as well as the timing of year-end purchases and vendor payments. The increase in inventories reflects lower than expected sales in our North American Retail Division during the fourth quarter, and an intentional build up of certain products to support the holiday season and, our new retail merchandising initiatives. We do not believe that the additional inventories add to our product life cycle or obsolescence risk. The non-cash operating items primarily include an increase in our deferred income tax expense, an increase in our closed store reserve, and various asset impairments. The additional depreciation includes the impact of Guilbert assets. Cash flows provided by operating activities in 2002 reflect higher net income, partially offset by an increase in overall inventory at the end of the year.

Investing activities for 2003 include approximately $919 million for payments made in connection with our acquisition of Guilbert, net of cash acquired. The purchase price of Guilbert is subject to an upward adjustment of euro 40 million, payable in Office Depot common stock or cash, if Office Depot stock closes above $20 per share for five consecutive days over an 18-month period following the closing date of the acquisition. See Note D to our Consolidated Financial Statements for additional discussion of the purchase transaction. Investing activities in 2003 also include $100 million we invested in a mutual fund that primarily invests in U.S. Government agency obligations and cash proceeds from selling our Australian business in January 2003.

Excluding the acquisition of Guilbert, our primary investing activity is the acquisition of capital assets. The majority of our capital asset acquisitions relate to opening or remodeling retail stores and warehouses, as well as internal infrastructure upgrades. During 2003, we added or relocated a total of 48 stores and consolidated two CSCs in North America. Internationally, we opened 16 retail stores. We currently plan to open approximately 70 to 80 stores in our North American Retail Division and approximately 5 to 10 stores in our International Division during 2004. We estimate that our cash investing requirements will be approximately $1.0 million for each new domestic office supply store. The $1.0 million includes approximately $0.4 million for leasehold improvements, fixtures, point-of-sale terminals and other equipment, and approximately $0.6 million for the portion of our inventories that will not be financed by our vendors. In addition, our average new office supply store requires pre-opening expenses of approximately $0.2 million.

In late 2003, we announced our decision to build a new corporate support center in Boca Raton, Florida. We estimate that the center will be completed in the early part of 2006 at a cost in excess of $100 million, of which approximately $30 million will be paid in 2004.

Financing Activities

Our existing credit facility provides us with a maximum of $600 million in funds, including up to $150 million for issuance of standby and trade letters of credit. This facility is a 3-year, unsecured revolving credit agreement maturing on April 24, 2005, though the Company may enter into a new arrangement before this agreement expires. The agreement provides for the availability of borrowings up to the equivalent of $100 million in U.S. dollars, euro, British pounds or yen. The remaining $500 million is available in U.S. dollars. Borrowings will bear interest at a benchmark variable rate plus a spread determined at the time of usage. For U.S. dollar borrowings, interest can be based on the then-current London Interbank Offering Rate (LIBOR) or U.S. prime rate, at the Company’s election. For international borrowings, interest will be based on the then-current Eurocurrency rate. We can specify interest periods to be one, two, three or six months. Based on our current credit ratings, borrowings would include a spread of 0.925%. As of December 27, 2003, we had outstanding yen borrowings equivalent to $100.1 million, which had an effective interest rate of 0.9875%, and $72.8 million of the Company’s total $81.5 million outstanding letters of credit were under this agreement. The agreement contains restrictive covenants relating to various financial statement ratios. We are in compliance with all such covenants.

In August 2003, the Company completed an offering of $400 million senior notes due August 2013. The notes are not callable and bear interest at the rate of 6.25% per year, to be paid on February 15 and August 15 of each year. The Notes contain provisions that, in certain circumstances, place financial restrictions or limitations on the Company. Simultaneous with completing the offering, the Company liquidated a treasury rate lock. The proceeds on the treasury rate lock will be amortized over the term of the notes, reducing the effective interest rate to the Company for the Notes to 5.87%. Also, in January 2004, we entered into a fixed-for-variable interest rate swap with a notional amount of $100 million.

In July 2001, we issued $250 million of seven year, non-callable, senior subordinated notes due on July 15, 2008. The notes contain provisions that, in certain circumstances, place financial restrictions or limitations on our Company. The notes have a coupon interest rate of 10.00%, payable semi-annually on January 15 and July 15. In August 2001, we entered into LIBOR-based variable rate swap agreements with notional amounts aggregating $250 million. In September 2002, we terminated the swap agreements and received a payment of $18.8 million plus accrued interest receivable. The proceeds from settlement are being amortized as a partial offset to interest expense over the remaining life of the notes, lowering the effective interest rate on these borrowings to 8.7%.

In October 2003, our Board of Directors authorized the Company to repurchase up to $50 million of its common stock . The repurchased shares are to be added to the Company’s treasury shares and will effectively offset a portion of the Company’s near-term requirements for its stock option and other benefit plans. Under this program, we purchased approximately 3.2 million shares of our stock during 2003 at a total cost of $50.1 million. A similar program was authorized in late 2001, and during 2002, we purchased 2.9 million shares of our stock at a total cost of $45.9 million and 252,000 shares during 2001 at a cost of $4.2 million.

During 2002, we exercised our option and redeemed all of the outstanding shares of convertible subordinated notes, originally issued in 1992 and 1993. The shares were redeemed at original issue price plus accrued interest, totaling $243 million.

Our 2001 net cash used in financing activities consisted mainly of long- and short-term debt payments of $400.5 million to pay off borrowings under our domestic credit facility that accumulated during the fourth quarter of 2000, mainly to support the repurchase of convertible subordinated notes in the prior year. These payments were partially offset by proceeds received in 2001 from the issuance of $250 million in senior subordinated notes as discussed above. We continually review our financing options. Although we currently anticipate that we will finance our 2004 operations, expansion and other activities through cash on hand, funds generated from operations, equipment leases and funds available under our credit facilities, we will continue to consider alternative financing as appropriate for market conditions.

The following table summarizes the Company’s contractual cash obligations at December 27, 2003, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by Period
(Dollars in thousands)		Less than			After 5
Contractual Obligations	Total	1 year	1 – 3 years	4 – 5 years	years

Long-term debt obligations (1)	$1,126,449	$50,989	$200,460	$350,000	$525,000
Capital lease obligations (2)	120,495	16,766	23,760	15,856	64,113
Operating leases (3)	2,216,443	371,303	584,639	433,019	827,482
Purchase obligations (4)	90,283	45,386	37,647	4,350	2,900
Other long-term liabilities (5)	—	—	—	—	—

Total contractual cash obligations	$3,553,670	$484,444	$846,506	$803,225	$1,419,495

(1)	Long-term debt obligations include our $400 million Senior Notes, our $250 million Senior Subordinated Notes and borrowings under our revolving credit facility, excluding any related discount. Amounts include contractual interest payments (using the interest rate as of December 27, 2003 for the revolving credit facility). Approximately yen 10,760,000, or $100.1 million at December 27, 2003, due under our revolving credit facility has been classified according to its scheduled maturity on April 24, 2005; however, we may refinance this borrowing under a future credit facility.

(2)	The present values of these obligations, are included on our Consolidated Balance Sheets. See Note G of the Notes to Consolidated Financial Statements for additional information about our capital lease obligations.

(3)	Our operating lease obligations are described in Note I of the Notes to Consolidated Financial Statements.

(4)	Purchase obligations include agreements for goods and services that are enforceable and legally binding on the Company and that specify all significant terms. As of December 27, 2003, such obligations include television advertising, a sports facility naming right and other sports sponsorship commitments, telephone services, and software licenses and maintenance contracts for information technology.

(5)	Our Consolidated Balance Sheet as of December 27, 2003 includes $244.6 million classified as “Deferred income taxes and other long-term liabilities.” This caption consists primarily of our net long-term deferred income taxes, the unfunded portion of the Guilbert pension plans, and liabilities under our deferred compensation plans. These liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note H of the Notes to Consolidated Financial Statements for additional information regarding our deferred tax positions and Note J for a discussion of our employee benefit plans, including the Guilbert pension plans and the deferred compensation plan.

In addition to the above, we have letters of credit totaling $81.5 million outstanding at the end of the year, and we have recourse for private label credit card receivables transferred to a third party. We record a fair value estimate for losses on these receivables in our financial statements. The total outstanding amount transferred to a third party at the end of the year was approximately $263.4 million.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies can be found in Note A in the Notes to Consolidated Financial Statements. We have also identified certain accounting policies that we consider critical to understanding our business and our results of operations and we have provided below additional information on those policies.

     Vendor arrangements – At the beginning of each year, the Company enters into purchase arrangements with its vendors. Generally, our product costs per unit decline as higher volumes of purchases are reached. Often, our vendor agreements require the Company to pay higher per unit costs prior to reaching a predetermined milestone, at which time the vendor rebates the per unit differential.

     We value inventories and cost of goods sold at the cost paid to the vendor, net of any anticipated rebates. If the anticipated volume of purchases is not reached, or we believe it is not likely to be reached, cost of goods sold and the remaining inventory balances are adjusted. The Company reviews sales projections and related purchases against vendor program income estimates on a regular basis and adjusts these balances accordingly. Additionally, we receive payments from vendors for activities that lower the cost of product shipment. Such receipts are recognized as a reduction of our cost of goods sold. While income is recognized throughout the year based on judgment and estimates, the final amounts due from vendors are generally known soon after year-end. Substantially all vendor program receivables outstanding at the end of the year are collected within the three months immediately following year-end.

     We also have arrangements with our vendors where we are reimbursed for a portion of the costs of advertising a vendor’s product. Prior to 2003, these arrangements reduced advertising expense for the period. Effective at the beginning of 2003, such cooperative arrangements are treated in the same manner as vendor rebates and reduce the costs of our inventory. Advertising is a component of store and warehouse operating and selling expenses. See Note C of the Notes to Consolidated Financial Statements for information regarding the impact of adopting EITF 02-16.

     While agreements reached with vendors generally cover at least one year, vendor program and cooperative advertising arrangements can change between years. These arrangements can be influenced by increases or reductions in inventory purchases compared to company plans and programs offered by the vendors. While there are long-standing volume and pricing conventions in the office products business, such program arrangements are regularly renegotiated, and as such, are subject to change. If these vendor program arrangements were materially less beneficial, we could either increase the selling price of the vendor’s product, which may impact sales volume, or experience a decline in profitability.

     Inventory valuation – Our selling model is predicated on the breadth and availability of our product assortment, and our profitability is dependent on high inventory turnover rates. Our merchants monitor inventory on hand by location, particularly as it relates to trailing and projected sales trends. Once a product has been flagged for discontinuance, we record a charge to reduce the product cost to our assessment of the lower of cost or market. This assessment is based on the quality of the merchandise, the rate of sale, and our assessment of the market conditions. Additional cost adjustments and sales markdowns will be taken as considered appropriate until the product is sold or otherwise disposed. Estimates and judgments are required in determining what items to stock and at what level, and what items to discontinue and how to value them prior to sale.

     Goodwill testing - Under accounting rules that became effective at the beginning of fiscal 2002, goodwill is no longer amortized but is tested at least annually for impairment.

     Our testing consists of comparing the estimated fair values of each of our reporting units to their carrying amounts, including recorded goodwill. We estimate the fair values of each of our reporting units by discounting their projected cash flows. Our projections are based on the budget for the succeeding year and multi-year forecasts. Developing these future cash flow projections requires us to make significant assumptions and estimates regarding sales, gross margin and operating expenses of our reporting units, as well as assumed economic conditions. Since adoption of these accounting rules, our fair value determination has exceeded reporting unit carrying values in all cases. Should future results or economic events cause a change in our projected cash flows, or should our operating plans or business model change, future determinations of fair value may not support the carrying amount of one or more of our reporting units, and the related goodwill would need to be written down to an amount considered recoverable. Any such write down would be included in operating expenses of the business unit.

     Closed store reserves and asset impairments – The Company assesses the performance of each retail store against historic patterns and projects future profitability on a regular basis. These assessments are based on management’s estimates for sales growth, gross margin attainments, and cash flow generation. If as a result of these evaluations management determines that a store will not achieve certain targets, the decision may be made to close the store. At the end of 2000, for example, the Company decided to close 70 under-performing stores following a comprehensive business review and has closed additional stores in the following years. When the decision is made to close a store, and the store is no longer used for operating purposes, we recognize a liability for remaining costs related to the property, reduced by an estimate of any sublease income. The calculation of this liability requires us to make assumptions and to apply judgment regarding the remaining term on the lease (including vacancy period), anticipated sublease income, and costs associated with vacating the premises. With assistance from independent third parties, we review these judgments and estimates and adjust the liability accordingly. In 2003, as a result of a detailed portfolio review and changes in commercial real estate markets where we have lease commitments, we increased our liability for closed stores by $23.9 million. A similar adjustment of $6.7 million was made in 2002. Future fluctuations in the economy and the market place demand for commercial properties can result in material changes in the liability, which can result in a material charge. Costs associated with facility closures are included in store and warehouse operating expenses.

In addition to the decision whether or not to close a store, store assets are regularly reviewed for recoverability of their carrying amounts. The recoverability assessment requires judgment and estimates of future store generated cash flows. New stores may require two or more years to develop a customer base necessary to achieve expected cash flows. If the anticipated cash flows of a store cannot support the carrying amount of the store’s assets, an impairment charge is recorded to operations as a component of operating and selling expenses. To the extent that management’s estimates of future performance are not realized, future assessments could result in material impairment charges.

     Income taxes – Income tax accounting requires management to make estimates and apply judgments to events that will be recognized in one period under rules that apply to financial reporting and in a different period in the Company’s tax returns. In particular, judgment is required when estimating the value of future tax deductions, tax credits, and net operating loss carryforwards (NOLs), as represented by deferred tax assets. Some tax credits and NOLs may expire before they can be utilized and certain deductions by jurisdiction may not meet the recognition standard. Accordingly, to the extent that we believe the recovery of all or a portion of a deferred tax asset is not likely, we establish a valuation allowance. Generally, changes in judgments that increase or decrease these valuation allowances impact the effective tax rate, and therefore current earnings. With the acquisition of Guilbert, our deferred tax assets increased, primarily from their NOLs, though virtually all have been offset by valuation allowances because of the uncertainty of their realization. Should we be able to realize a tax benefit from these deferred tax assets, the benefit would reduce goodwill, rather than affect current earnings.

In addition to judgments associated with valuation accounts, our current effective tax provision is based on estimates of our mix of income between domestic and international sources that may be taxed at different rates. Changes in valuation reserves discussed above can impact the effective tax rate, as well as resolution of tax matters at amounts other than what we estimated. We regularly monitor our current and deferred tax positions and reflect our best estimates of events that have an uncertain outcome.

SIGNIFICANT TRENDS, DEVELOPMENTS AND UNCERTAINTIES

Over the years, we have seen continued development and growth of competitors in all segments of our business. In particular, mass merchandisers and warehouse clubs have increased their assortment of home office merchandise, attracting additional back-to-school customers and year-round casual shoppers. We also face competition from other office supply superstores that compete directly with us in numerous markets. This competition is likely to result in increased competitive pressures on pricing, product selection and services provided. Many of these retail competitors, including discounters, warehouse clubs, and even drug stores and grocery chains, carry at least limited numbers of basic office supply products, including ink jet and toner cartridges, printer paper and other basic supplies. Some of them have also begun to feature technology products. Many of them price these offerings lower than we do, but they have not shown an indication of greatly expanding their somewhat limited product offerings at this time. This trend towards a proliferation of retailers offering a limited assortment of office products is a potentially serious trend in our industry, and one that our management is watching closely.

We have also seen growth in new and innovative competitors that offer office products over the Internet, featuring special purchase incentives and one-time deals (such as close-outs). Through our own successful Internet and business-to-business web sites, we believe that we have positioned ourselves competitively in the e-commerce arena.

Another trend in our industry has been consolidation, as two major competitors in the superstores channel and the copy/print channel have been (or are in the process of being) acquired and consolidated into larger, well-capitalized corporate conglomerates. This trend towards consolidation, coupled with acquisitions by financially strong organizations, is potentially a significant trend in our industry.

MARKET SENSITIVE RISKS AND POSITIONS

We have market risk exposure related to interest rates and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates over the next year. We manage the exposure to market risks at the corporate level. The portfolio of interest-sensitive assets and liabilities is monitored and adjusted to provide liquidity necessary to satisfy anticipated short-term needs. The percentage of fixed and variable rate debt is managed to fall within a desired range. Our risk management policies allow the use of specified financial instruments for hedging purposes only; speculation on interest rates or foreign currency rates is not permitted.

Interest Rate Risk

We are exposed to the impact of interest rate changes on cash equivalents and debt obligations. The impact on cash and short-term investments held at the end of 2003 from a hypothetical 10% decrease in interest rates would be a decrease in interest income of approximately $1.4 million in 2003.

Market risk associated with our debt portfolio is summarized below:

	2003			2002

	Carrying	Fair	Risk	Carrying	Fair	Risk
(Dollars in thousands)	Value	Value	Sensitivity	Value	Value	Sensitivity
$250 million Senior Subordinated Notes	$259,440	$300,000	$5,760	$262,213	$279,625	$6,174
$400 million Senior Notes	$398,923	$420,320	$16,016	—	—	—
Revolving Credit Facility (1)	$100,102	$100,102	$501	$81,415	$81,415	$407

(1)	Including current maturities.

The risk sensitivity of fixed rate debt reflects the estimated increase in fair value from a 50 basis point decrease in interest rates, calculated on a discounted cash flow basis. The sensitivity of variable rate debt reflects the possible increase in interest expense during the next period from a 50 basis point change in interest rates prevailing at year-end.

In January 2004, we entered into an interest rate swap agreement to receive fixed and pay floating rates, converting the equivalent of $100 million of this portfolio to variable rate debt through 2013.

Foreign Exchange Rate Risk

We conduct business in various countries outside the United States where the functional currency of the country is not the U.S. dollar. Our expansion in Europe and our acquisition of Guilbert in June 2003 has increased the proportion of our operations in countries with euro and British pound functional currencies. Accordingly, we now face a greater risk that changes in foreign currency exchange rates will significantly affect our consolidated financial statements. The recent weakening of the U.S. dollar compared to other currencies, primarily the euro and British pound, has positively impacted our results by increasing reported sales and operating profit; however, a strengthening of the U.S. dollar will reduce our results. While we look for opportunities to reduce our exposure to foreign currency fluctuation against the U.S. dollar, at this point we have determined not to pursue hedging opportunities generally. As of December 27, 2003, a 10% change in the applicable foreign exchange rates would result in an increase or decrease in our operating profit of approximately $17 million.

Although operations generally are conducted in the relevant local currency, we are also subject to foreign exchange transaction exposure when our subsidiaries transact business in a currency other than their own functional currency. This exposure arises primarily from a limited amount of inventory purchases in a foreign currency. The introduction of the euro and our decision to consolidate our European purchases has greatly reduced these exposures. At any time during 2003, foreign exchange forward contracts to hedge certain inventory exposures totaled less than $51 million.

INFLATION AND SEASONALITY

Although we cannot determine the precise effects of inflation on our business, we do not believe inflation has a material impact on our sales or the results of our operations. We consider our business to be only somewhat seasonal, with sales in our North American Retail Division and Business Services Group slightly higher during the first and third quarters of each year, and sales in our International Division slightly higher in the first and fourth quarters.

NEW ACCOUNTING STANDARDS

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers. Generally under this guidance, vendor funded coupons that can be redeemed broadly across companies should be considered revenue, but vendor funded coupons that are unique to a specific retailer should be considered a reduction of the product cost sold. Most retailers, including Office Depot, have historically recognized both types of arrangements as revenue. Our sales for fiscal years 2003, 2002, and 2001 include approximately $12.3 million, $4.5 million, and $7.6 million relating to Company-specific vendor funded coupon arrangements. Beginning in 2004, future vendor funded arrangements will be classified as a reduction of cost of goods sold.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46(R) Consolidation of Variable Interest Entities. FIN 46(R) replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities. The provisions of FIN 46(R) are effective for the first reporting period that ends after December 15, 2003 for variable interests in those entities commonly referred to as special-purpose entities. Application of the provisions of FIN 46(R) for all other entities is effective for the first reporting period ending after March 15, 2004. We have no interest in any entity considered a special purpose entity; therefore, the initial adoption of FIN 46(R) did not have an impact on the Company. We believe the adoption of the provisions of FIN 46(R) in the first quarter of 2004 will have no impact on our net earnings, cash flows or financial position.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

CAUTIONARY STATEMENTS

In December 1995, the Private Securities Litigation Reform Act of 1995 (the “Act”) was enacted by the United States Congress. The Act, as amended, contains certain amendments to the Securities Act of 1933 and the Securities Exchange Act of 1934. These amendments provide protection from liability in private lawsuits for “forward-looking” statements made by public companies under certain circumstances, provided that the public company discloses with specificity the risk factors that may impact its future results. We want to take advantage of the “safe harbor” provisions of the Act. In doing so, we have disclosed these forward-looking statements by informing you in the following specific cautionary statements of certain circumstances which may cause the information in these statements not to transpire as expected.

This Annual Report contains both historical information and other information that you can use to infer future performance. Examples of historical information include our annual financial statements and the commentary on past performance contained in our MD&A. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that, with the exception of information that is clearly historical, all the information contained in this Annual Report should be considered to be “forward-looking statements” as referred to in the Act. Without limiting the generality of the preceding sentence, any time we use the words “estimate,” “project,” “intend,” “expect,” “believe,” “anticipate,” “continue” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. Certain information in our MD&A is clearly forward-looking in nature, and without limiting the generality of the preceding cautionary statements, we specifically advise you to consider our MD&A in the light of the cautionary statements set forth herein.

Forward-looking information involves risks and uncertainties, including certain matters that we discuss in more detail below in this report on Form 10-K. Much of the information in this report that looks towards future performance of our Company is based on various factors and important assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements in this Report. In particular, the factors we discuss below could affect our actual results and could cause our actual results in 2004 and in future years to differ materially from those expressed in any forward-looking statement made by us or on our behalf in this Report. We believe that the following risk factors should be considered by persons reading any part of this Report on Form 10-K, and we hereby expressly qualify this Report and future filings with the SEC (unless and until we modify these cautionary statements in a future filing) by the inclusion of these cautionary statements regarding future performance:

Competition - Retail: We compete with a variety of retailers, dealers and distributors in a highly competitive marketplace that includes such competitors as high-volume office supply chains (so-called “office supplies superstores”), warehouse clubs, computer stores, contract stationers and well-established mass merchant retailers. Even grocery and drug-store chains have begun to carry at least limited supplies of basic office supplies and technology items, including printer supplies such as ink cartridges and toner cartridges. While most of these retailers, other than the office supplies superstores, have not yet elected to carry the broad range of SKUs that our Company carries in its various channels of distribution, many of them have elected to carry the most popular and fastest selling items, often selling those limited SKUs at highly competitive prices relative to the prices at which our Company sells its products. Well-established mass merchant retailers have the financial and distribution ability to compete very effectively with us should they choose to enter more broadly into the office superstore retail category, Internet office supply or contract stationer business or substantially expand their offering in their existing retail outlets. In addition, there is substantial competition on the Internet from other merchants who may or may not have a “brick and mortar” presence. There is a possibility that any or all of these competitors could become more aggressive in the future, thereby increasing the number and breadth of our competitors, potentially having a material adverse effect on our business and results of our operations.

Competition - Contract and Commercial: We compete with a number of contract stationers, mail order and Internet operators and retailers who supply office products and services to large and small businesses, both nationally and internationally. In order to achieve and maintain expected profitability levels, we must continue to grow this segment of our business while maintaining the service levels and aggressive pricing necessary to retain existing customers. There can be no assurance we will be able to continue to expand our contract and commercial business while retaining our base of existing customers, and any failure to do so could have a material adverse effect on our profitability. We are also working on various initiatives to improve margin levels in this business segment, but there is no assurance that these initiatives will prove successful. Some of our competitors operate only in the contract and/or commercial channels and therefore may be able to focus more attention on the business services segment, thereby providing formidable competition. Our failure to adequately address this segment of our business could put us at a competitive disadvantage relative to these competitors. In addition, we have reached maximum capacity in some of our distribution centers that serve our contract and commercial customers, which may be expected to impede our ability to grow our business in certain areas of our markets. The economic problems of the past several years have had an adverse impact on a number of our contract and commercial customers, resulting in some cases in cutbacks in expenditures of our existing customers for office supplies and other items we sell to them.

Competition – Consolidation: The past year has seen movements to consolidate certain aspects of the competitive landscape, including the entry of new and well-funded competitors in certain aspects of our business. For example, two major common carriers of goods have either completed or are in the process of completing acquisitions of retail outlets that will allow them to compete directly for packaging and shipping business. This is a material part of our business as well, and presents a new competitive challenge to us. In addition, two of our major competitors, one in the retail segment and the other in the contract and commercial business, have merged to form a new and potentially more formidable competitive presence, capable of competing in a more unified manner than was the case when these companies were separate entities.

Internet: As mentioned above, many Internet-based merchandisers also compete with us. While this industry segment has somewhat slower growth than in previous years, the remaining competitors in the Internet-only segment are substantially stronger and better able to compete than was necessarily the case in the past. The stronger competitors have established strong distribution capabilities and are formidable competitors to the more traditional brick and mortar office supplies superstores. This competition may increase in the future as the companies which have survived the ‘shakeout’ in the Internet segment continue to expand their operations. In addition, certain manufacturers of computer hardware, software and peripherals, including certain of our suppliers, have expanded their own direct marketing of products, particularly over the Internet. In addition to selling technology hardware, some of these manufacturers have also begun to expand their offerings to include machine supplies, such as ink and toner. The number of these direct sellers has increased in recent years. Even as we expand our own Internet efforts, our ability to anticipate and adapt to the developing Internet marketplace and the capabilities of our network infrastructure to efficiently handle our rapidly expanding operations are of critical importance. Failure to execute well in any of these key areas could have a material adverse effect on our future sales growth and profitability.

Execution of Expansion Plans: We plan to open approximately 70 to 80 stores in the United States and Canada and 5 to 10 stores in our International Division during 2004. We consider our retail expansion program to be an integral part of our plans to achieve anticipated operating results in future years. Circumstances outside our control, such as adverse weather conditions affecting construction schedules, unavailability of acceptable sites or materials, labor disputes and similar issues could impact anticipated store openings. At times in the past, our expansion activities have been hampered by less than optimal selection of real estate locations, resulting in some stores that have failed to meet their planned financial results. Our future expansion plans also include opening retail stores of different sizes (generally smaller) than our traditional superstore models and using different store formats and layouts. We cannot determine with certainty whether these newly sized or formatted stores will be successful. The failure to expand by opening new stores as planned and/or the failure to generate the anticipated sales growth in markets where new stores are opened (including the opening of new sizes and formats of stores) could have a material adverse effect on our future sales growth and profitability.

Cannibalization of Sales in Existing Office Depot Stores: As we expand the number of our stores in existing markets, pursuing a ‘fill-in’ strategy that is both offensive and defensive in nature, sales in our existing stores may suffer from cannibalization (as customers of our existing stores begin shopping at our new stores). Our new stores typically require an extended period of time to reach the sales and profitability levels of our existing stores. Moreover, the opening of new stores does not ensure that those stores will ever be as profitable as existing stores, particularly when new stores are opened in highly competitive markets or markets in which other office supply superstores may have achieved “first mover” advantage. Our comparable sales are affected by a number of factors, including the opening of additional Office Depot stores; the expansion of our contract stationer business in new and existing markets; migration of our customers from the retail channel to other channels, including our own Internet sites, commercial and contract channels, competition from other office supply chains, mass merchandisers, warehouse clubs, computer stores, other contract stationers and Internet-based businesses; and regional, national and international economic conditions. In addition, our profitability would be adversely affected if our competitors were to attempt to capture market share by reducing prices. Any or all of these circumstances could have a material adverse effect on our anticipated future revenue and profitability models.

Costs of Remodeling and Re-merchandising Stores: The remodeling and re-merchandising of our stores has contributed to increased store expenses, and these costs are expected to continue impacting store expenses throughout 2004 and beyond. While a necessary aspect of maintaining a fresh and appealing image to our customers, the expenses associated with such activities could result in a significant impact on our net income in the future. In addition, there is no guarantee that these changes will generate any of the benefits that we have anticipated. Furthermore, our growth, through both store openings and acquisitions, will continue to require the expansion and upgrading of our informational, operational and financial systems, as well as necessitate the hiring of new managers at the store and supervisory level. As mentioned in our MD&A, we are also experimenting with a new retail format which we call ‘Millennium’. We have thus far opened or remodeled 11 stores to the Millennium design. We continue to evaluate the return on our investment in the Millennium design, as we seek to reduce the capital and other costs associated with either building or remodeling to the Millennium design. If we are unsuccessful in achieving an acceptable ROI on this design, such failure could have a material adverse effect on our future sales growth and profitability.

Historical Fluctuations in Performance: Fluctuations in our quarterly operating results have occurred in the past and may occur in the future. A variety of factors could contribute to this quarter-to-quarter variability, including new store openings which require an outlay of pre-opening expenses, generate lower initial profit margins and cannibalize existing stores; timing of warehouse integration; competitors’ pricing; changes in our product mix; fluctuations in advertising and promotional expenses; the effects of seasonality; acquisitions of contract stationers; competitive store openings; an increase in activity by non-traditional resellers of office supplies, technology or other products we sell, or other events. Such quarterly fluctuations could have a material adverse effect on our financial results and/or the price of our securities.

International Activity: We have operations in a number of international markets. We intend to enter additional international markets as attractive opportunities arise. Each entry could take the form of a start-up, acquisition of stock or assets or a joint venture or licensing arrangement. We have made a decision to accelerate our growth in Europe, increasing more rapidly than originally planned the number of countries in which we operate. In addition to the risks described above (in our domestic operations), internationally we face such risks as foreign currency fluctuations, unstable political and economic conditions, and, because some of our foreign operations are not wholly owned, compromised operating control in certain countries. Recent world events have served to underscore even further the risks and uncertainties of operating in other parts of the world. Risks of civil unrest, war and economic crisis in portions of the world outside North America in which we operate represent a more significant factor than may have been the case in the past. Also, we have experienced significant fluctuations in foreign currency exchange rates in 2003, including large swings in the exchange rate between the dollar and the euro during the prior year, which affected the sales and earnings in our International Division. Our results may continue to be affected by these fluctuations, both positive and negative, in the future as the value of the U.S. dollar changes against other currencies. All of these risks could have a material adverse effect on our financial position or our results from operations. Moreover, as we increase the relative percentage of our business that is operated globally, we also increase the impact these factors have on our future operating results. Our startup operation in Japan, in particular, has proven to be disappointing to date and has generated losses that have materially affected our financial results in the past and may do so in the future. Because of differing commercial practices, laws and other factors, our ability to use the Internet and electronic commerce to substantially increase sales in international locations may not progress at the same rate as in North America.

Integration of Guilbert in Europe: In June 2003, we completed the acquisition of Guilbert, S.A., a leading contract stationer in Europe and formerly a wholly owned subsidiary of the PPR Group in France. In addition to the risks associated with making a large investment (nearly $1 billion in U.S. dollars at year-end exchange rates), we also face a formidable challenge in the integration of the Guilbert organization into our European Office Depot and Viking businesses. We appointed new country managers in nearly every country in which we operate in Europe. Some of these managers came from the Guilbert organization and some from the Office Depot/Viking organization. Failures of any of these managers to adapt to new cultures and the challenges in most cases of managing substantially larger businesses in their respective countries could have a material impact on our results of operations in Europe. In addition to the merger of somewhat different cultures, we also face the challenges of physically integrating facilities from both the former Guilbert side of the business and the former Office Depot/Viking side of the business. In many cases, we have duplicate distribution facilities in close proximity to one another. We must choose wisely which facilities to consolidate, or which ones to emphasize for future growth and expansion. To the extent that we close or consolidate facilities, we are likely to face high social costs associated with such moves, and the possibility of work stoppages in the form of strikes in some locales in Europe. Any or all of these integration issues could have a material impact on our future financial performance and results of operations.

Global Sourcing of Products/Private Label: In recent years, we have substantially increased the number and types of products which we sell under our own Office Depot®, Viking™, Guilbert®, NiceDay™ and other private label brands. We expect this trend to continue and even accelerate in the future. We source many of these products from outside the United States, particularly in the Far East. While these products have attractive margins and may enhance our brand image, the increased reliance on foreign sourced products introduces its own set of risks and uncertainties. Sources of supply may prove to be unreliable, or the quality of the globally sourced products may vary from our expectations. Economic and civil unrest in areas of the world where we source such products could adversely impact the availability or cost of such products, or both. Moreover, this increased reliance on globally sourced products also subjects our Company to other risks, such as the protracted dockworkers strike on the U.S. West Coast that adversely impacted imported products for a substantial period of time in 2002. Moreover, while we seek indemnities from the manufacturers of these products, the uncertainty of realizing on any such indemnity and the lack of understanding of U.S. product liability laws in certain parts of the Far East make it more likely that we may have to respond to claims or complaints from our customers as if we were the manufacturer of the products. For this reason, we have incurred the expense of purchasing separate product liability insurance for sourced products. The availability and expense of such insurance, while satisfactory to date, may change in the future, making our procurement of foreign sourced products materially less attractive than is the case today. In addition, while the initial margins on such products is generally more attractive than we can achieve by sourcing from traditional sources of supply, other factors, such as the lack of program dollars, including cooperative advertising contributions, may make such sourcing less attractive in the future. Any of these circumstances could have a material adverse effect on our financial performance in the future.

Sources and Uses of Cash: We believe that our current level of cash and cash equivalents, future operating cash flows, lease financing arrangements and funds available under our credit facilities and term loans should be sufficient to fund our planned expansion, integration and other operating cash needs for at least the next year. However, there can be no assurance that additional sources of financing will not be required during the next twelve months as a result of unanticipated cash demands, opportunities for expansion, acquisition or investment, changes in growth strategy, changes in our warehouse integration plans or adverse operating results. We could attempt to meet our financial needs through the capital markets in the form of either equity or debt financing. Alternative financing will be considered if market conditions make it financially attractive. There can be no assurance that any additional funds required by us, whether within the next twelve months or thereafter, will be available to us on satisfactory terms. Our inability to access needed financial resources could have a material adverse effect on our financial position or operating results.

M&A Activity: In 2003, we made a major investment in the growth of our business in Europe through the acquisition of Guilbert, S.A. from the PPR Group, at a cost of almost $1 billion (U.S. dollars at year-end exchange rates). This followed by five years our previous major acquisition of Viking in 1998. Other than these two acquisitions, we have otherwise limited our merger and acquisition activity to relatively small acquisitions. However, as we seek ways to more aggressively expand and grow our business, it appears more likely that we will increase our interest in M&A activity, both domestically and internationally. While the opportunities from such activity cannot be ignored, neither can the clear reality that many acquisitions do not measure up to the expectations of the acquiring company, for a host of reasons. M&A activity may divert attention of our executive management team away from our existing core businesses. We may do a less than optimal job of due diligence or evaluation of target companies, and, as always, the task of integrating two substantial businesses can prove daunting. Failure to grow our businesses through M&A activity, or failure to execute M&A activity in a satisfactory manner, as well as adding substantial leverage to our balance sheet in order to accomplish major acquisitions, could have a significant and material adverse effect on our future business prospects and/or our financial performance in the future.

Effects of Certain Charges: From time to time in the past, we have recorded charges and credits to adjust past estimates, such as facility closure costs, to reflect current conditions. There can be no assurance that additional charges of this nature will not be required in the future as well. In particular, we expect that a retail store chain, such as our Retail Stores Division, should expect to close a certain number of stores each year, while remodeling and/or relocating a number of other stores. We cannot be certain that our decisions to close, remodel and/or relocate stores will have the desired favorable results on our financial performance, nor can we anticipate the size and nature of charges associated with such matters. Moreover, an increase in M&A activity increases our exposure to having to take such charges, as we learn more about the acquired entity and reach conclusions to consolidate, etc. that may or may not have been contemplated at the time of acquisition. Such charges, if any, could have a materially adverse impact on our financial position or operating results in the future.

Impact of New Legislation and New Accounting Rules: Since 2002, our Company, along with other publicly held companies, has been working diligently to comply with new legislation that has been called the most comprehensive set of reforms of public companies in over a half century, the Sarbanes-Oxley Act of 2002 (“SOA”). Moreover, the implementation of various mandates under SOA has resulted in the adoption of a host of new regulations by the Securities and Exchange Commission (“SEC”), and, more regulation is anticipated from the newly created Public Company Accounting Oversight Board. New regulations may dramatically change the manner in which the Company is required to report its results of operations, balance sheet items and other aspects of financial accounting in the future. In addition, substantial costs have been incurred, and will continue to be incurred to comply with various of these mandates, including the engagement of separate public accounting firms to perform work that is now prohibited to be performed by our regular independent accounting firm, internal costs associated with documenting the adequacy of our internal financial controls and similar compliance activities, and increased costs of audit by our independent accounting firm.

While Office Depot believes that it has been at all times in material compliance with laws and regulations pertaining to the proper recording and reporting of our financial results, there can be no assurance that future regulations, implementing SOA and otherwise, will not have a material adverse impact on our reported results as compared with prior reporting periods. Certain policy issues, such as the expensing of stock options issued to our employees, could, for example, have a dramatic impact on our reported results of operations, depending upon the outcome of current discussions regarding which, if any, of these policy issues should or will change. Any or all of the foregoing could have a material adverse impact on our reported financial results. The Financial Accounting Standards Board (the “FASB”) has promulgated several new accounting standards and is considering others, some of which could have a material impact on our reported results. In particular, our Company is required to assess the continuing value of goodwill and long-lived assets. This assessment requires judgment and estimates about future cash flows, which may or may not be realized. Changes in facts or assumptions could cause the write-down or write-off of long-lived assets or goodwill associated with various of our operations. The impact of any required write-off of goodwill associated with any units of our Company could have a material adverse impact on our reported financial results in future periods.

In summary, while Office Depot is confident that its past practices and reports filed with the SEC, the New York Stock Exchange and other reports are in material compliance with all laws and regulations, the continued obligation to further enhance disclosures and make filings that increase the transparency of our reported results will undoubtedly add to the overall cost of doing business. And some of the many proposed changes in accounting policies and principles could dramatically alter the reported results of our Company, particularly if we become obligated to expense stock options, as contemplated by at least certain currently pending proposals among various regulatory bodies.

Executive Management: Since the appointment of our new Chief Executive Officer in July 2000, we have continued to evolve our management organization to better address the future goals of our Company. In 2002, we filled key positions by adding Executive Vice Presidents in the areas of Information Technology, Merchandising and Marketing. These new senior executives, in turn, have made significant changes in their respective business organizations. In many cases, new executives have joined our Company midway through 2002 or even later. In late 2003, two senior executives left our Company – our President of BSG and our EVP and Chief Merchandising Officer. We announced a management reorganization in late 2003, including the creation of a new office of President, North America, to whom certain key operating executives in North America would report. This would dramatically reduce the number of such officers who report directly to our Chairman and CEO. At the same time, we announced promotions of two long-time Office Depot executives to fill key executive positions in direct sales and supply chain; and we also announced searches to fill the positions of President, North America and EVP, Merchandising. To date, these positions have not been filled. Such extensive changes in the management structure of our Company may be expected to result in numerous changes throughout our management organization, with uncertain outcomes. There is no assurance that we will necessarily fill these positions with the best persons for the job, or that the executive team will function in a cohesive and effective manner. As a result, our future operations and results may be materially and adversely affected.

DISCLAIMER OF OBLIGATION TO UPDATE

We assume no obligation (and specifically disclaim any such obligation) to update these Cautionary Statements or any other forward-looking statements contained in this Annual Report to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See the information in the “Market Sensitive Risks and Positions” subsection of Management’s Discussion and Analysis of Financial Condition and Results of Operation set forth in Item Seven hereof.

Item 8. Financial Statements and Supplementary Data.

See Item 15(a) in Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information concerning our executive officers is set forth in Item 1 of this Form 10-K under the caption “Executive Officers of the Registrant.”

Information with respect to our directors and the nomination process is incorporated herein by reference to the information “Election of Directors/Biographical Information on the Candidates” and “How Nominees to our Board are Selected” in the Proxy Statement for our 2004 Annual Meeting of Stockholders.

Information regarding our audit committee financial experts is incorporated by reference to the information “Committees of our Board” and “Audit Committee Report for 2004” in the Proxy Statement for our 2004 Annual Meeting of Stockholders.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2004 Annual Meeting of Stockholders.

The Code of Ethics for the Company’s CEO, CFO, and Other Senior Executives is attached as Exhibit 14 to this Form 10-K.

Item 11. Executive Compensation.

Information with respect to executive compensation is incorporated herein by reference to the information under the caption “Executive Compensation” in the Proxy Statement for our 2004 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the caption “Stock Ownership Information” in the Proxy Statement for our 2004 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance as of December 27, 2003:

	Number of securities to be
	issued upon exercise of
	outstanding options,	Weighted-average	Number of securities remaining
	warrants, and rights	exercise price	available for future issuance
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders
Long-Term Equity Incentive Plan (including the Long-Term Incentive Stock Plan) (1)	29,452,938	$14.89	6,319,192	(2)
Employee Stock Purchase Plan (ESPP)	Not Applicable	Not Applicable	1,860,379	(3)
Retirement Savings Plans	Not Applicable	Not Applicable	Not Applicable	(3)
Equity compensation plans not approved by security holders
None	0	Not Applicable	0

Total	29,452,938	$14.89	8,179,571

(1)  Outstanding options under the Long-Term Incentive Stock Plan are satisfied with available securities from the Long-Term Equity Incentive Plan.

(2)  As of December 27, 2003, the number of securities remaining available for future issuance has been reduced by approximately 390,000 shares of restricted stock.

(3)  The Company currently settles essentially all share needs under the ESPP, the 401(k) Plan, and related deferred compensation plan, by open market purchases through the respective plan administrators.

For a description of the equity compensation plans above, see Note J – Employee Benefit Plans included under the heading “Notes to Consolidated Financial Statements.”

Item 13. Certain Relationships and Related Transactions.

Information with respect to such contractual relationships is incorporated herein by reference to the information under the captions “CEO Compensation” in the Proxy Statement for our 2004 Annual Meeting of Stockholders.

Item 14. Principal Accountants Fees and Services.

Information with respect to principal accountants fees and services is incorporated herein by reference to the information under the caption “Information About Our Independent Accountants” in the Proxy Statement for our 2004 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as a part of this report:

1.	The financial statements listed in “Index to Financial Statements.”

2.	The financial statement schedule listed in “Index to Financial Statement Schedule.”

3.	The exhibits listed in the “Index to Exhibits.”

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the year ended December 27, 2003 except those disclosed in our 2003 Quarterly Reports on Form 10-Q, and the following reports on Form 8-K filed in the fourth quarter ended December 27, 2003 through the filing of this annual report.

1.	The Company filed a report, dated, October 29, 2003, regarding a press release announcing a stock repurchase program providing for the repurchase of up to $50 million of the Company’s common stock over the next twelve months.

2.	The Company filed a report, dated, November 25, 2003, regarding the adoption of certain amendments to the Corporation’s Shareholder’s Rights Plan.

3.	The Company filed a report, dated, February 11, 2004, regarding a press release with respect to financial results for the fourth quarter and fiscal year ending December 27, 2003 as well as the outlook for 2004.

4.	The Company filed a report, dated February 12, 2004, regarding a transcript on the conference call on financial results conducted on February 11, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of February 2004.

OFFICE DEPOT, INC.

By	/s/ BRUCE NELSON
Bruce Nelson
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 25, 2004.

Signature	Capacity

/s/ BRUCE NELSON Bruce Nelson	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

/s/ CHARLES E. BROWN Charles E. Brown	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

/s/ JAMES A. WALKER James A. Walker	Senior Vice President, Finance and Controller (Principal Accounting Officer)

/s/ LEE A. AULT, III Lee A. Ault, III	Director

/s/ NEIL R. AUSTRIAN Neil R. Austrian	Director

/s/ CYNTHIA R. COHEN Cynthia R. Cohen	Director

/s/ DAVID I. FUENTE David I. Fuente	Director

/s/ BRENDA J. GAINES Brenda J. Gaines	Director

/s/ BRUCE S. GORDON Bruce S. Gordon	Director

/s/ W. SCOTT HEDRICK W. Scott Hedrick	Director

/s/ JAMES L. HESKETT James L. Heskett	Director

/s/ MICHAEL J. MYERS Michael J. Myers	Director

/s/ FRANK P. SCRUGGS, JR. Frank P. Scruggs, Jr.	Director

/s/ PETER J. SOLOMON Peter J. Solomon	Director

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of Office Depot, Inc.:

We have audited the accompanying consolidated balance sheets of Office Depot, Inc. and subsidiaries (the “Company”) as of December 27, 2003 and December 28, 2002 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 27, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 27, 2003 and December 28, 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note C to the consolidated financial statements, in 2003 the Company changed its method of accounting for cooperative advertising arrangements to conform to the requirements of Emerging Issues Task Force Issue No. 02-16 upon adoption of such principle.

Certified Public Accountants

Miami, Florida
February 23, 2004

OFFICE DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 27,	December 28,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$790,889	$877,088
Short-term investments	100,234	6,435
Receivables, net of allowances of $34,173 in 2003 and $29,149 in 2002	1,112,417	771,632
Merchandise inventories, net	1,336,341	1,305,589
Deferred income taxes	169,542	143,073
Prepaid expenses and other current assets	67,305	105,898

Total current assets	3,576,728	3,209,715
Property and equipment, net	1,244,295	1,118,062
Goodwill	1,004,122	257,797
Other assets	320,097	180,238

Total assets	$6,145,242	$4,765,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,323,179	$1,173,973
Accrued expenses and other current liabilities	809,073	662,490
Income taxes payable	132,085	139,431
Current maturities of long-term debt	12,916	16,115

Total current liabilities	2,277,253	1,992,009
Deferred income taxes and other long-term liabilities	244,600	64,721
Long-term debt, net of current maturities	829,302	411,970
Commitments and contingencies
Stockholders’ equity:
Common stock - authorized 800,000,000 shares of $.01 par value; issued 398,822,742 in 2003 and 393,905,052 in 2002	3,988	3,939
Additional paid-in capital	1,175,497	1,118,028
Unamortized value of long-term incentive stock grant	(1,362)	(1,295)
Accumulated other comprehensive income	214,764	1,165
Retained earnings	2,304,737	2,028,442
Treasury stock, at cost – 88,628,803 shares in 2003 and 85,389,591 shares in 2002	(903,537)	(853,167)

Total stockholders’ equity	2,794,087	2,297,112

Total liabilities and stockholders’ equity	$6,145,242	$4,765,812

The accompanying notes are an integral part of these statements.

OFFICE DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

	2003	2002	2001

Sales	$12,358,566	$11,356,633	$11,082,112
Cost of goods sold and occupancy costs	8,484,420	8,022,663	7,940,067

Gross profit	3,874,146	3,333,970	3,142,045
Store and warehouse operating and selling expenses	2,802,240	2,338,128	2,331,013
General and administrative expenses	578,840	486,279	445,538
Other operating expenses	22,809	9,855	12,125

Operating profit	470,257	499,708	353,369
Other income (expense):
Interest income	14,196	18,509	12,980
Interest expense	(54,805)	(46,195)	(43,339)
Miscellaneous income (expense), net	15,392	7,183	(9,057)

Earnings from continuing operations before income taxes and cumulative effect of accounting change	445,040	479,205	313,953
Income taxes	143,016	167,722	112,296

Earnings from continuing operations before cumulative effect of accounting change	302,024	311,483	201,657
Discontinued operations, net	176	(775)	(614)
Cumulative effect of accounting change, net	(25,905)	—	—

Net earnings	$276,295	$310,708	$201,043

Earnings per share from continuing operations before cumulative effect of accounting change:
Basic	$0.98	$1.02	$0.68
Diluted	0.96	0.98	0.66

Cumulative effect of accounting change:
Basic	$(0.08)	—	—
Diluted	(0.08)	—	—

Net earnings per share:
Basic	$0.89	$1.01	$0.67
Diluted	0.88	0.98	0.66

The accompanying notes are an integral part of these statements.

OFFICE DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

				Unamortized
	Common	Common	Additional	value of long-
	stock	Stock	paid-in	term incentive
	shares	amount	Capital	stock grant

Balance at December 30, 2000	378,688,359	$3,787	$939,214	$(2,793)
Comprehensive income:
Net earnings
Foreign currency translation adjustment
Comprehensive income
Acquisition of treasury stock
Grant of long-term incentive stock	80,000	1	764	(764)
Exercise of stock options (including income tax benefits)	5,604,810	55	56,430
Issuance of stock under employee stock purchase plans	751,400	8	6,712
Matching contributions under 401(k) and deferred compensation plans	413,771	4	3,957
Direct Stock Purchase Plans			11
Amortization of long-term incentive stock grant				979

Balance at December 29, 2001	385,538,340	3,855	1,007,088	(2,578)
Comprehensive income:
Net earnings
Foreign currency translation adjustment
Comprehensive income
Acquisition of treasury stock
Grant of long-term incentive stock	15,000	1	218	(218)
Cancellation of long-term incentive stock	(73,524)	(1)	(549)	284
Exercise of stock options (including income tax benefits)	8,195,441	82	108,478
Issuance of stock under employee stock purchase plans	139,773	1	1,097
Matching contributions under 401(k) and deferred compensation plans	90,022	1	1,663
Direct Stock Purchase Plans			33
Amortization of long-term incentive stock grant				1,217

Balance at December 28, 2002	393,905,052	3,939	1,118,028	(1,295)
Comprehensive income:
Net earnings
Foreign currency translation adjustment
Proceeds from cash flow hedge, net of amortization
Comprehensive income
Acquisition of treasury stock
Grant of long-term incentive stock	60,000	1	867	(867)
Cancellation of long-term incentive stock	(4,500)		(75)	75
Exercise of stock options (including income tax benefits)	4,850,481	48	57,710
Issuance of stock under employee stock purchase plans	11,709		(1,056)
Direct Stock Purchase Plans			23
Amortization of long-term incentive stock grant				725

Balance at December 27, 2003	398,822,742	$3,988	$1,175,497	$(1,362)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	other compre-	Compre-
	hensive	hensive	Retained	Treasury
	Income (loss)	Income	earnings	stock

Balance at December 30, 2000	$(53,490)		$1,516,691	$(802,158)
Comprehensive income:
Net earnings		$201,043	201,043
Foreign currency translation adjustment	(17,783)	(17,783)

Comprehensive income		$183,260

Acquisition of treasury stock				(4,194)
Grant of long-term incentive stock
Exercise of stock options (including income tax benefits)				(60)
Issuance of stock under employee stock purchase plans
Matching contributions under 401(k) and deferred compensation plans
Direct Stock Purchase Plans				24
Amortization of long-term incentive stock grant

Balance at December 29, 2001	(71,273)		1,717,734	(806,388)
Comprehensive income:
Net earnings		$310,708	310,708
Foreign currency translation adjustment	72,438	72,438

Comprehensive income		$383,146

Acquisition of treasury stock				(45,869)
Grant of long-term incentive stock
Cancellation of long-term incentive stock
Exercise of stock options (including income tax benefits)				(965)
Issuance of stock under employee stock purchase plans
Matching contributions under 401(k) and deferred compensation plans
Direct Stock Purchase Plans				56
Amortization of long-term incentive stock grant

Balance at December 28, 2002	1,165		2,028,442	(853,167)
Comprehensive income:
Net earnings		$276,295	276,295
Foreign currency translation adjustment	197,570	197,570
Proceeds from cash flow hedge, net of amortization	16,029	16,029

Comprehensive income		$489,894

Acquisition of treasury stock				(50,064)
Grant of long-term incentive stock
Cancellation of long-term incentive stock
Exercise of stock options (including income tax benefits)				(358)
Issuance of stock under employee stock purchase plans
Direct Stock Purchase Plans				52
Amortization of long-term incentive stock grant

Balance at December 27, 2003	$214,764		$2,304,737	$(903,537)

The accompanying notes are an integral part of these statements.

OFFICE DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2003	2002	2001

Cash flows from operating activities:
Net earnings	$276,295	$310,708	$201,043

Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change, net	25,905	—	—
Discontinued operations, net	(176)	775	614
Depreciation and amortization	248,345	200,747	198,223
Charges for losses on inventories and receivables	118,282	93,220	108,690
Net earnings from equity method investments	(11,056)	(9,279)	(10,892)
Accreted interest on zero coupon, convertible subordinated notes	—	7,558	11,308
Deferred income tax provision	33,052	9,994	196
Net loss on investment securities	8,428	2,998	14,100
Loss (gain) on disposal of property and equipment	6,912	1,465	(5,273)
Facility closure costs and impairment charges	26,675	12,130	43,623
Other operating activities	17,302	27,276	5,001
Changes in assets and liabilities:
Decrease in receivables	30,171	11,668	83,581
(Increase) decrease in merchandise inventories	(52,419)	(99,487)	75,238
Net decrease (increase) in prepaid expenses and other assets	4,935	(18,169)	8,961
Net (decrease) increase in accounts payable, accrued expenses and deferred credits	(80,911)	150,293	11,528

Total adjustments	375,445	391,189	544,898

Net cash provided by operating activities	651,740	701,897	745,941

Cash flows from investing activities:
Sale (purchase) of short-term investments	6,435	(6,435)	—
Purchases of investment securities	—	(2,151)	—
Purchase of investments, available-for-sale	(100,000)	—	—
Acquisitions, net of cash acquired	(918,966)	—	(45,960)
Capital expenditures	(211,941)	(202,218)	(208,056)
Proceeds from sale of business	36,210	—	—
Proceeds from sale of property and equipment	8,425	11,338	20,945

Net cash used in investing activities	(1,179,837)	(199,466)	(233,071)

Cash flows from financing activities:
Net proceeds from exercise of stock options and sale of stock under employee stock purchase plans	46,664	88,898	52,962
Repurchase of common stock for treasury	(50,064)	(45,869)	(4,193)
Proceeds from issuance of subordinated notes	398,880	—	266,286
Proceeds from issuance of long-term borrowings	28,505	—
Payments on long- and short-term borrowings	(35,134)	(12,350)	(400,458)
Repurchase of zero coupon, convertible subordinated notes	—	(243,304)	—

Net cash provided by (used in) financing activities	388,851	(212,625)	(85,403)

Effect of exchange rate changes on cash and cash equivalents	53,047	21,894	(8,537)

Net (decrease) increase in cash and cash equivalents	(86,199)	311,700	418,930
Cash and cash equivalents at beginning of period	877,088	565,388	146,458

Cash and cash equivalents at end of period	$790,889	$877,088	$565,388

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Office Depot, Inc. and subsidiaries (the “Company”) is a global supplier of office products and services, with sales in 21 countries outside the United States and Canada under the Office Depot®, Viking Office Products®, Viking Direct®, 4Sure.com®, Guilbert®, and NiceDay™ brand names. Products and services are offered through wholly owned retail stores, contract business-to-business sales relationships, commercial catalogs and multiple web sites providing a wide range of office products, computers and technical support functions.

Basis of Presentation: The consolidated financial statements of Office Depot, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany transactions have been eliminated in consolidation. Non-controlling investments in joint ventures selling office products and services in Mexico and Israel are accounted for using the equity method. The Company’s share of joint ventures’ operations is included in the Consolidated Statements of Earnings in miscellaneous income (expense), net.

Certain prior year amounts have been reclassified to conform to current year presentation.

Fiscal Periods: Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. All periods presented consist of 52 weeks.

Estimates and Assumptions: Preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and related notes. Actual results may differ from those estimates.

Foreign Currency: Assets and liabilities of international operations are translated into U.S. dollars using the exchange rate at the balance sheet date. Revenues and expenses are translated at average monthly exchange rates. Translation adjustments resulting from this process are recorded in stockholders’ equity as a component of other comprehensive income (loss).

Monetary assets and liabilities denominated in a currency other than a consolidated entity’s functional currency result in transaction gains or losses from the remeasurement at spot rates at the end of the period. Foreign currency gains and losses that relate to non-operational accounts, such as cash and investments, are recorded in other income (expense), net in the Consolidated Statements of Earnings. During 2003, approximately $11.8 million was recognized as a foreign currency gain resulting from holding euro investments in a dollar functional currency subsidiary in advance of the acquisition of Guilbert. Foreign currency gains and losses on operational accounts, such as receivables and payables, are included as a component of operating expenses, though historically these amounts have been immaterial.

Cash Equivalents: Highly liquid securities with maturities of three months or less from the date of acquisition are classified as cash equivalents.

Short-term Investments: In October 2003, the Company invested $100 million in a mutual fund that primarily invests in U.S. Government agency obligations. This investment is recorded as available for sale, and accordingly, changes in fair value are recognized as a component of other comprehensive income. Interest earned on these funds is used to purchase additional units. At December 27, 2003 the historical cost and fair value of this investment was $100.2 million.

Receivables: Trade receivables, net, totaled $797.7 million and $482.5 million at December 27, 2003 and December 28, 2002, respectively. An allowance for doubtful accounts has been recorded to reduce receivables to an amount expected to be collectible from customers. The allowance recorded at December 27, 2003 and December 28, 2002 was approximately $34.2 million and $29.1 million, respectively. Receivables generated through a private label credit card program are transferred to financial services companies, a portion of which have recourse to Office Depot.

The Company’s exposure to credit risk associated with trade receivables is limited by having a large customer base that extends across many different industries and geographic regions. However, the Company’s receivables may be adversely affected by an economic slowdown in the U.S. or internationally.

Other receivables, totaling $314.7 million and $289.1 million as of December 27, 2003 and December 28, 2002, respectively, consist primarily of amounts due from vendors under purchase rebate, cooperative advertising and various other marketing programs.

Merchandise Inventories: Inventories are stated at the lower of cost or market value. The weighted average method is used to determine the cost of a majority of our inventory and the first-in-first-out method is used for international operations.

Income Taxes: Income tax expense is recognized at applicable U.S. or international tax rates. Certain revenue and expense items may be recognized in one period for financial statement purposes and in a different period’s income tax return. The tax effects of such differences are reported as deferred income taxes.

Essentially all earnings of foreign subsidiaries are expected to be reinvested in overseas expansion. Accordingly, no provision has been made for incremental U.S. taxes on undistributed earnings considered permanently invested. Cumulative undistributed earnings of our foreign subsidiaries for which no Federal income taxes have been provided was $1,046.2 million and $778.7 million as of December 27, 2003 and December 28, 2002, respectively.

Property and Equipment: Property and equipment additions are recorded at cost. Depreciation and amortization is recognized over their estimated useful lives using the straight-line method. The useful lives of depreciable assets are estimated to be 15-30 years for buildings and 3-10 years for furniture, fixtures and equipment. Computer software is amortized over three years for common office applications, five years for larger business applications and seven years for certain enterprise-wide systems. Leasehold improvements are amortized over the shorter of the terms of the underlying leases or the estimated useful lives of the improvements.

Other Investments: In prior years, the Company made various investments in Internet-based companies and funds. These investments are carried at cost and their value is reduced if a decline is considered other than temporary. During 2003, the Company liquidated various investments and recognized an $8.4 million charge in miscellaneous income (expense), net. Impairment charges were also recorded in 2002 and 2001 and totaled $3.0 million and $14.7 million, respectively. At December 27, 2003 and December 28, 2002, the portfolio totaled $5.0 million and $14.4 million, respectively.

Goodwill: Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. Under accounting rules that became effective at the beginning of fiscal year 2002, goodwill is no longer amortized, but instead is tested annually for possible impairment. See Note F for goodwill balances and related information.

Impairment of Long-Lived Assets: Long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is assessed at the location level, considering the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized based on the fair value of the asset less any costs of disposition. Impairment losses of $2.7 million, $5.4 million and $19.3 million were recognized in 2003, 2002 and 2001, respectively, relating to certain under-performing retail stores.

Facility Closure Costs: The Company regularly reviews store performance against expectations and closes stores not meeting investment requirements. Costs associated with closures resulting from such ongoing performance reviews, principally lease cancellation costs, have historically been accrued when the decision to close is made. Accounting rules that became effective at the beginning of fiscal year 2003 will generally delay recognition of lease termination costs from the date of closure commitment to the date the facility is no longer used in an operating capacity.

Accruals for lease termination costs are based on the future commitments under contract, adjusted for anticipated sublease and termination benefits. Because of continued uncertainty relating to sublease assumptions for properties previously closed, the Company conducted a comprehensive review of its closed store commitments during the fourth quarter of 2003 and recorded a $23.9 million charge to terminate some existing commitments and to adjust the remaining commitments to current market values. We recorded similar charges in 2002 and 2001 for $6.7 million and $8.5 million, respectively. The accrued balance relating to our future commitments under operating leases of our closed stores was $57.6 million and $60.4 million at December 27, 2003 and December 28, 2002, respectively.

Fair Value of Financial Instruments: The estimated fair values of financial instruments recognized in the Consolidated Balance Sheets or disclosed within these Notes to Consolidated Financial Statements have been determined using available market information, information from unrelated third party financial institutions and appropriate valuation methodologies, primarily discounted projected cash flows. However, considerable judgment is required when interpreting market information and other data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange.

Short-term Assets and Liabilities: The fair values of cash and cash equivalents, short-term investments, receivables, accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

Notes Payable: The fair value of the senior subordinated notes and senior notes were determined based on quoted market prices.

Interest Rate Swaps and Foreign Currency Contracts: The fair values of our interest rate swaps and foreign currency contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current interest and exchange rates. In January 2004, we hedged a portion of our fixed-rate debt by entering into a fixed-for-variable interest rate swap for a notional amount of $100 million. We may hedge more of our debt portfolio in future periods.

There were no significant differences as of December 27, 2003 and December 28, 2002 between the carrying values and fair values of the financial instruments except as disclosed below:

	2003		2002

	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value
$250 million Senior Subordinated Notes	$259,440	$300,000	$262,213	$279,625
$400 million Senior Notes	$398,923	$420,320	—	—

Accounting for Stock-Based Compensation: The Company accounts for its stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Essentially all employee stock options are issued at market value on the date of grant. Under APB 25, no compensation expense is recognized for such options. The compensation cost charged against income for the Long-Term Equity Incentive Plan, Long-Term Incentive Stock Plan, Employee Stock Purchase Plans and retirement savings plans approximated $10.9 million, $9.4 million and $4.9 million in 2003, 2002 and 2001, respectively. Had compensation cost for awards under our stock-based compensation plans been determined using the fair value method prescribed by Statement of Financial Accounting Standard (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended, the Company would have recognized additional compensation expense, net of related tax effects, of approximately $22.4 million, $29.4 million and $36.7 million in 2003, 2002 and 2001, respectively. The Company prepares this pro forma disclosure based on the assumptions listed below, as well as an assumption of forfeiture rates for unvested options.

(In thousands, except per share amounts)	2003	2002	2001

Net earnings
As reported	$276,295	$310,708	$201,043
Pro forma	253,866	281,332	164,335
Net earnings per share – Basic
As reported	$0.89	$1.01	$0.67
Pro forma	0.82	0.92	0.55
Net earnings per share – Diluted
As reported	$0.88	$0.98	$0.66
Pro forma	0.81	0.89	0.54

The fair value of each stock option granted is established on the date of the grant using the Black-Scholes option pricing model. The weighted average fair values of options granted during 2003, 2002, and 2001 were $4.17, $6.38, and $4.21, respectively, using the following weighted average assumptions for grants:

•	Risk-free interest rates of 2.59% for 2003, 4.69% for 2002, and 4.58% for 2001

•	Expected lives of 4.3, 4.4 and 4.9 years for 2003, 2002, and 2001, respectively

•	A dividend yield of zero for all three years

•	Expected volatility of 40% for all three years

Revenue Recognition: Revenue is recognized at the point of sale for retail transactions and at the time of successful delivery for contract, catalog and Internet sales. An allowance for sales returns has been recorded based on past experience. Revenue from sales of extended warranty service plans is either recognized at the point of sale or over the warranty period, depending on the determination of legal obligor status. All performance obligations and risk of loss associated with such contracts are transferred to an unrelated third-party administrator at the time the contracts are sold. Costs associated with these contracts are recognized in the same period as the related revenue.

Shipping and Handling Fees and Costs: Income generated from shipping and handling fees is classified as revenues for all periods presented. Freight costs incurred to bring merchandise to stores and warehouses are included as a component of inventory and costs of goods sold. Freight costs incurred to ship merchandise to customers are recorded as a component of store and warehouse operating and selling expenses. Shipping costs, combined with warehouse handling costs, totaled $827.7 million in 2003, $717.8 million in 2002 and $740.8 million in 2001.

Advertising: Advertising costs are either charged to expense when incurred or, in the case of direct marketing advertising, capitalized and amortized in proportion to the related revenues.

We participate in cooperative advertising programs with our vendors in which they reimburse us for a portion of our advertising costs. Total cooperative advertising reimbursements were $234.2 million in 2003, $242.7 million in 2002 and $272.0 million in 2001. Prior to 2003, these vendor arrangements reduced advertising expense for the period. Effective at the beginning of fiscal year 2003, we changed our accounting policy and now classify such reimbursements as a reduction of the costs of our inventory (see Note C). Advertising expense recognized in 2003 was $546.9 million. Advertising expense in 2002 and 2001, which was net of cooperative advertising allowances, was $317.6 million and $309.5 million, respectively.

Pre-opening Expenses: Pre-opening expenses related to opening new stores and warehouses or relocating existing stores and warehouses are expensed as incurred and included in other operating expenses.

Self-Insurance: Office Depot is primarily self-insured for workers’ compensation, auto and general liability and employee medical insurance programs. Self-insurance liabilities are based on claims filed and estimates of claims incurred but not reported. These liabilities are not discounted.

Comprehensive Income: Comprehensive income represents the change in stockholders’ equity from transactions and other events and circumstances arising from non-stockholder sources. Comprehensive income consists of net earnings, foreign currency translation adjustments, realized or unrealized gains (losses) on investment securities that are available for sale, net of applicable income taxes, and proceeds and related amortization of qualifying cash flow hedges.

Derivative Financial Instruments: Certain derivative financial instruments may be used to hedge the exposure to foreign currency exchange rate and interest rate risks, subject to established risk management policies. Such approved financial instruments include swaps, options, caps, forwards and futures. Use of derivative financial instruments for trading or speculative purposes is prohibited by Company policies.

New Accounting Standards: In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers. Generally under this guidance, vendor funded coupons that can be redeemed broadly across companies should be considered revenue, but vendor funded coupons that are unique to a specific retailer should be considered a reduction of the product cost sold. Most retailers, including Office Depot, have historically recognized both types of arrangements as revenue. Our sales for fiscal years 2003, 2002, and 2001 include approximately $12.3 million, $4.5 million, and $7.6 million relating to Company-specific vendor funded coupon arrangements. Beginning in 2004, future vendor funded arrangements will be classified as a reduction of cost of goods sold.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46(R) Consolidation of Variable Interest Entities. FIN 46(R) replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities. The provisions of FIN 46(R) are effective for the first reporting period that ends after December 15, 2003 for variable interests in those entities commonly referred to as special-purpose entities. Application of the provisions of FIN 46(R) for all other entities is effective for the first reporting period ending after March 15, 2004. We have no interest in any entity considered a special purpose entity; therefore, the initial adoption of FIN 46(R) did not have an impact on the Company. We believe the adoption of the provisions of FIN 46(R) in the first quarter of 2004 will have no impact on our net earnings, cash flows or financial position.

NOTE B – DISCONTINUED OPERATIONS

In August 2002, the Company announced its decision to sell its Australian operations. Accordingly, the Australian portion of the Company’s business is reported as a discontinued operation in the International segment disclosure and in the consolidated financial statements. The sale was completed in January 2003 with no significant impact on net earnings.

Australia’s sales and pre-tax profit (loss), respectively, were $80.9 million and $(1.0) million for 2002; and $72.0 million and $0.2 million for 2001. Diluted earnings per share was not affected by discontinued operations in the three years presented. Basic per share amounts were $(0.01) and $(0.01), for 2002 and 2001, respectively. Australia’s assets and liabilities were considered held for sale and at December 28, 2002, with $33.0 million included in prepaid expenses and other current assets and $7.0 million included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet.

Note C – CUMULATIVE EFFECT OF ACCOUNTING CHANGE

At the beginning of fiscal year 2003, we adopted EITF 02-16. This guidance primarily affects our accounting for cooperative advertising arrangements. Under these rules, there is a presumption that amounts received from vendors should be considered a reduction of product costs. This presumption can be overcome if certain restrictive provisions are met. We adopted a policy of considering all cooperative advertising arrangements to be a reduction of product cost, because the cost of tracking actual advertising costs by vendor to meet these criteria would exceed the benefit. These arrangements were previously accounted for as a reduction of advertising expense. A portion is now deferred in inventory and reduces the cost of products as they are sold, similar to the current practice for vendor rebate arrangements.

To record the initial amount of cooperative advertising deferred in inventory at the beginning of the year, we recorded an after-tax cumulative effect adjustment of $25.9 million, or $0.08 per share. The impact on continuing operations of applying this method in 2003 decreased cost of goods sold by $240.4 million and increased advertising expense by $234.2 million. Operating profit increased by $6.2 million, net earnings by $4.3 million and diluted earnings per share by $0.01. Prior periods have not been restated. However, the estimated impact of applying this method in 2002 would have been to decrease the cost of goods sold by $241.3 million and increase advertising expense by $242.7 million. Pro forma operating profit would have decreased by $1.4 million, net earnings by $1.0 million and would have had no impact on diluted earnings per share.

Note D – ACQUISITION

On June 2, 2003, the Company acquired all of the common shares of Guilbert S.A. (“Guilbert”) from Pinault-Printemps-Redoute S.A. Guilbert is the French parent company of a corporate group that constitutes one of the largest contract stationers in Europe. The acquisition provided the Company with an immediate presence in targeted markets, substantially increased the scope and breadth of the Company’s contract business in Europe, and established Office Depot as the leading multi-channel reseller of office products in continental Europe and the United Kingdom. The results of Guilbert’s operations have been included in the consolidated financial statements since the date of acquisition.

The cash purchase price was euro 780 million. The U.S. dollar value of the acquisition, including transaction costs, totaled $945.2 million at the date of acquisition, or $919.0 million, net of cash acquired, translated at currency rates in effect at the time of actual cash settlement. The price is subject to an upward adjustment of euro 40 million in cash or the Company’s common stock if the price per share of Office Depot common stock closes at or above $20 per share for any five consecutive trading days during the 18-month period following June 2, 2003. This contingent consideration was not included in the cost initially allocated to assets and liabilities acquired because of the uncertainty of payment; but if paid, it would increase the amount of goodwill recorded. Additionally, the seller is required to pay to Office Depot the value of any unfunded pension liability as measured at a future date. The existing unfunded pension liability has been recorded as part of the fair value assigned to liabilities assumed. Because of the inability to reasonably estimate the amount of that future payment to the Company, no receivable has been recorded at December 27, 2003. The future settlement will reduce goodwill when received.

The following table summarizes the purchase price allocation as of June 2, 2003 based on independent appraisals and management’s estimates. The final allocation is subject to the contingent consideration identified above, as well as completion of integration plans.

As of June 2, 2003
(In millions)
Current assets	$455.9
Property, plant, and equipment	116.1
Intangible assets	127.3
Goodwill	700.9
Other assets	16.5

Total assets acquired	1,416.7

Current liabilities	295.5
Long-term liabilities	176.0

Total liabilities assumed	471.5

Net assets acquired	$945.2

Intangible assets at June 2, 2003 include $64.8 million for tradenames, currently estimated to have indefinite lives. An additional $62.5 million has been assigned to a customer-related intangible that is being amortized on an accelerated basis over five years.

The integration of Guilbert and Office Depot operations will result in closing certain warehouses, customer service centers, and other facilities, as well as the sale or liquidation of some operations and the consolidation of the combined workforce. Included in the purchase date balance sheet are accrued Guilbert-related integration costs of approximately $14.9 million for facility closure costs and $33.8 million for employee-related costs. Of these amounts, approximately $7.7 million was paid or used by December 27, 2003. Goodwill has also been increased since the date of acquisition to adjust certain initial asset valuations to values currently anticipated on sale or liquidation. Goodwill may continue to be adjusted as integration plans are finalized and for resolution of acquisition date uncertainties. Costs associated with Office Depot-related integration activity have been expensed as incurred. These costs totaled $17.7 million through December 27, 2003 and primarily related to consulting for management, communications, and human resource related activity.

All assets and liabilities of Guilbert, including goodwill and intangibles, have been recorded in the International Division.

Unaudited pro forma information giving effect to the acquisition of Guilbert as if it had been acquired at the beginning of 2002 is shown below. Based on our review, Guilbert’s results of operations have been modified from amounts originally prepared under French accounting principles to conform to accounting principles generally accepted in the United States of America. Adjustments have been made to Guilbert’s 2002 financial information to present as discontinued operations the gain of approximately $306 million from the sale of their catalog business and to present as a cumulative effect of an accounting change $22 million relating to the assumed adoption of FAS 142, Goodwill and Other Intangible Assets.

Unaudited Pro forma information
(Dollars in millions, except per share amounts)

	2003	2002

Revenues	$12,960	$12,638
Earnings from continuing operations before cumulative effect of accounting change	$301	$256
Net earnings	$275	$539
Earnings per share from continuing operations before cumulative effect of accounting change:
Basic	$0.97	$0.84
Diluted	$0.96	$0.81
Net earnings per share
Basic	$0.89	$1.76
Diluted	$0.88	$1.69

NOTE E – PROPERTY AND EQUIPMENT

Property and equipment consisted of:

	December 27,	December 28,
(Dollars in thousands)	2003	2002

Land	$105,120	$79,253
Buildings	322,498	253,930
Leasehold improvements	703,384	630,442
Furniture, fixtures and equipment	1,286,082	1,098,897

	2,417,084	2,062,522
Less accumulated depreciation	(1,172,789)	(944,460)

	$1,244,295	$1,118,062

Depreciation expense was $232.3 million, $197.0 million and $188.3 in 2003, 2002 and 2001, respectively.

The above table of property and equipment includes assets held under capital leases as follows:

	December 27,	December 28,
(Dollars in thousands)	2003	2002

Buildings	$70,942	$55,975
Furniture, fixtures and equipment	49,352	45,410

	120,294	101,385
Less accumulated depreciation	(52,950)	(40,590)

	$67,344	$60,795

NOTE F – GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill by segments are listed below:

(Dollars in thousands)	December 27, 2003	December 28, 2002

Goodwill:
North American Retail	$1,739	$1,470
Business Services Group	229,950	229,950
International	772,433	26,377

Total goodwill	$1,004,122	$257,797

The increase in international goodwill reflects the acquisition of Guilbert and represents the excess of the purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets acquired. See Note D for discussion of the Guilbert acquisition. The remaining change in the value of goodwill reflects fluctuations in foreign currency exchange rates. Under accounting rules that went into effect at the beginning of 2002, goodwill and indefinite life intangible assets are no longer amortized but are tested annually for impairment. Goodwill amortization in 2001 was $5.2 million. Without this amortization, pro forma earnings per share would have increased by $0.02 for 2001.

The net book value of other intangible assets totaled $131.6 million at December 27, 2003 and $12.5 million at December 28, 2002 and is included in other assets in the Consolidated Balance Sheets. The increase in intangible assets reflects the additions related to the acquisition of Guilbert including $68.8 million (at year-end exchange rate) for tradenames, currently estimated to have indefinite lives. An additional $54.7 million (remaining balance at year-end exchange rate) has been assigned to customer-related intangibles which are being amortized on an accelerated basis over five years. Amortization of intangible assets was $13.8 million in 2003, $1.4 million in 2002 and $2.0 million in 2001. It is anticipated that amortization expense for our existing intangible assets will be approximately $16.0 million for 2004, and approximately $11.0 million, $8.0 million, $5.0 million and $4.0 million per year, respectively, for the four years thereafter.

NOTE G –DEBT

The debt components consisted of the following:

	December 27,	December 28,
(Dollars in thousands)	2003	2002

Current maturities of long-term debt:
Capital lease obligations	$11,219	$14,469
Other	1,697	1,646

	$12,916	$16,115

Long-term debt, net of current maturities:
Revolving credit facility	$100,102	$81,415
$250 million Senior Subordinated Notes	259,440	262,213
$400 million Senior Notes	398,923	—
Capital lease obligations	69,367	65,095
Other	1,470	3,247

	$829,302	$411,970

In August 2003, the Company completed an offering of $400 million senior notes due August 2013 (the “Notes”). The Notes are not callable and bear interest at the rate of 6.250% per year, to be paid on February 15 and August 15 of each year. The Notes contain provisions that, in certain circumstances, place financial restrictions or limitations on the Company. Simultaneous with completing the offering, the Company liquidated a treasury rate lock, the proceeds of $16.6 million have been recorded in accumulated other comprehensive income on the accompanying Consolidated Balance Sheet as of December 27, 2003. The proceeds on the treasury rate lock will be amortized over the term of the notes, reducing the effective interest rate to the Company on the Notes to 5.87%.

In April 2002, the Company replaced its 364-day credit agreement, domestic credit facility, and its yen facility with a single credit facility through a syndicate of banks. This new revolving credit facility provides for borrowings in the aggregate amount of $600 million, including up to $150 million for issuance of standby and trade letters of credit. This agreement is a three-year, unsecured revolving credit facility maturing on April 24, 2005, though the Company may enter into a new arrangement before this agreement expires. Borrowings up to the equivalent of $100 million are allowed in U.S. dollars, euro, British pounds, or yen and will bear interest at a benchmark variable rate plus a spread determined at the time of usage. The remaining $500 million is available in U.S. dollars. For U.S. dollar borrowings, interest can be based on the then-current London Interbank Offering Rate (LIBOR) or U.S. prime rate, at the Company’s election. For international borrowings, interest will be based on the then-current Eurocurrency rate. The Company can specify the benchmark rates for periods of one, two, three or six months. Based on the Company’s current credit ratings, all borrowings would include a spread of 0.925%. The facility contains restrictive covenants relating to various financial ratios. As of December 27, 2003, yen borrowings equivalent to $100.1 million were outstanding with an average effective interest rate of 0.988%, and outstanding letters of credit totaled $72.8 million.

In July 2001, the Company issued $250 million of seven year, non-callable, senior subordinated notes due on July 15, 2008. The notes have a coupon interest rate of 10.00%, payable semi-annually on January 15 and July 15. In August 2001, the Company entered into LIBOR-based variable rate swap agreements to convert the fixed interest rate on these notes. In September 2002, the Company terminated these interest rate swap agreements and received proceeds totaling $18.8 million. The benefit associated with these proceeds is being amortized over the remaining term of the notes, lowering the effective interest rate on this borrowing to 8.7%.

During 2002, the Company redeemed, before scheduled maturity, all outstanding shares of its zero coupon, convertible subordinated notes for $243.3 million, representing the original issue price plus accrued interest.

The Company is in compliance with all restrictive covenants included in the above debt agreements.

Under capital lease agreements, the Company is required to make certain monthly, quarterly or annual lease payments through 2020. The aggregate minimum capital lease payments for the next five years and beyond, with their present value as of December 27, 2003, are as follows:

December 27,
(Dollars in thousands)	2003

2004	$16,766
2005	14,270
2006	9,490
2007	8,083
2008	7,773
Thereafter	64,113

Total minimum lease payments	120,495
Less amount representing interest at 5.00% to 10.27%	39,909

Present value of net minimum lease payments	80,586
Less current portion	11,219

Long-term portion	$69,367

NOTE H - INCOME TAXES

The income tax provision related to earnings from continuing operations consisted of the following:

(Dollars in thousands)	2003	2002	2001

Current:
Federal	$70,802	$114,420	$66,074
State	(3,753)	14,181	12,904
Foreign	42,915	29,127	33,122
Deferred	33,052	9,994	196

Total provision for income taxes	$143,016	$167,722	$112,296

The components of earnings from continuing operations before income taxes and cumulative effect of accounting change consisted of the following:

(Dollars in thousands)	2003	2002	2001

North America	$227,962	$352,645	$176,711
International	217,078	126,560	137,242

Total	$445,040	$479,205	$313,953

The tax-effected components of deferred income tax assets and liabilities consisted of the following:

	December 27,	December 28,
(Dollars in thousands)	2003	2002

Self-insurance accruals	$24,348	$26,049
Inventory	22,976	34,125
Vacation pay and other accrued compensation	26,672	31,558
Reserve for bad debts	7,926	4,585
Reserve for facility closings	28,226	52,637
Acquisition and integration costs	11,821	4,934
Unrealized loss on investments	1,660	20,279
Foreign and state net operating loss carryforwards	156,903	86,281
State credit carryforwards, net of federal	7,015	—
Other items, net	50,515	39,545

Gross deferred tax assets	338,062	299,993
Valuation allowance	(156,903)	(86,281)

Deferred tax assets	181,159	213,712

Basis difference in fixed assets	42,940	86,433
Intangibles	44,949	3,356
Other items, net	20,560	1,730

Deferred tax liabilities	108,449	91,519

Net deferred tax assets	$72,710	$122,193

As of December 27, 2003, we had approximately $805 million of state and $372 million of foreign net operating loss carryforwards, of which approximately $126 million, $45 million tax effected, relate to the Guilbert acquisition. Of these carryforwards, approximately $15 million will expire in 2004, $126 million will carry over indefinitely, and the balance will expire between 2005 and 2023. The valuation allowance has been developed to reduce our deferred tax asset to an amount that is more likely than not to be realized, and is based upon the uncertainty of the realization of certain foreign and state deferred tax assets relating to net operating loss carryforwards. In addition to the net operating loss carryforward noted above, the deferred asset above includes approximately $17 million, consisting mainly of acquisition and integration related items, and the deferred tax liability above includes approximately $43 million, consisting mainly of basis differences in intangible assets related to the acquisition of Guilbert.

The following is a reconciliation of income taxes at the Federal statutory rate to the provision for income taxes:

(Dollars in thousands)	2003	2002	2001

Federal tax computed at the statutory rate	$155,764	$167,721	$109,945
State taxes, net of Federal benefit	4,136	8,526	13,333
Non-deductible goodwill	—	—	1,834
State credits	(10,400)	—	—
Foreign income taxed at rates other than Federal	(9,470)	(12,656)	(14,534)
Other items, net	2,986	4,131	1,718

Provision for income taxes	$143,016	$167,722	$112,296

NOTE I - COMMITMENTS AND CONTINGENCIES

Operating Leases: Office Depot leases facilities and equipment under agreements that expire in various years through 2029. Substantially all such leases contain provisions for multiple renewal options. In addition to minimum rentals, there are certain executory costs such as real estate taxes, insurance and common area maintenance on most of our facility leases. Certain leases contain provisions for additional rent to be paid if sales exceed a specified amount, though such payments have been immaterial during the years presented. The table below shows future minimum lease payments due under non-cancelable leases as of December 27, 2003. These minimum lease payments include facility leases that were accrued as store closure costs.

(Dollars in thousands)
2004	$382,944
2005	327,808
2006	277,635
2007	241,722
2008	207,374
Thereafter	850,377

2,287,860
Less sublease income	71,417

$2,216,443

The Company is in the process of opening new stores and CSCs in the ordinary course of business, and leases signed subsequent to December 27, 2003 are not included in the above described commitment amounts. Rent expense, including equipment rental, was approximately $424.7 million, $402.6 million and $396.4 million in 2003, 2002, and 2001, respectively. Rent expense was reduced by sublease income of approximately $3.1 million in 2003, $2.9 million in 2002 and $3.0 million in 2001.

Guarantee of Private Label Credit Card Receivables: Office Depot has private label credit card programs that are managed by a third-party financial services company. The Company acts as the guarantor of all loans between our commercial customers and the financial services company. The difference between the transfer amount and the amount received is recognized in store and warehouse operating and selling expense. Maximum exposure to off-balance sheet credit risk is represented by the outstanding balance of private label credit card receivables, less reserves held by the financial services company which are funded by us. At December 27, 2003, the transferred amount totaled approximately $263.4 million. The fair value liability associated with risk of loss is included in accrued expenses.

Other: We are involved in litigation arising in the normal course of business. In our opinion, these matters will not materially affect our financial position or results of operations.

NOTE J - EMPLOYEE BENEFIT PLANS

Long-Term Equity Incentive Plan

The Long-Term Equity Incentive Plan, which was approved by the Company’s stockholders, became effective October 1, 1997. This plan provides for the grants of stock options and other incentive awards, including restricted stock, to directors, officers and key employees. Under this plan, stock options must be granted at an option price that is greater than or equal to the market price of the stock on the date of the grant. If an employee owns at least 10% of the Company’s outstanding common stock, the option price must be at least 110% of the market price on the date of the grant. Options granted under this plan become exercisable from one to five years after the date of grant, provided that the individual is continuously employed with the Company. All options granted expire no more than 10 years following the date of grant.

To date under this plan, 391,193 shares of restricted stock were issued at no cost to the employees, 68,565 of which have been canceled and 140,000 remain outstanding but restricted. The fair market value of these awards was approximately $5.0 million at the date of the grants. Restricted stock issued under this plan may have vesting periods of up to four years from the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period.

In April 2002, stockholders approved an amendment to the plan allowing the Compensation Committee of the Board of Directors to grant performance-based shares to our senior executives and directors. Performance-based shares are used as an incentive to increase shareholder returns with actual awards based on the Company’s Total Shareholder Return over a three-year period, compared against the industry peer group. Compensation expense for the anticipated number of shares to be issued, if any, will be recognized over the vesting period. Depending on actual Company performance, shares issued may be more or less than amounts assigned. As of December 27, 2003, target awards of 244,250 shares have been assigned, but no performance-based shares have been issued.

Tax benefits are recorded based on an estimate of stock options activity. Each year, the prior year’s estimated tax benefit is adjusted based on the actual stock sold during the year. Tax benefits received in excess of compensation expense recorded on nonqualified stock options are credited to additional paid-in capital.

Long-Term Incentive Stock Plan

Prior to our merger with Viking Office Products (“Viking”) in 1998, Viking’s Long-Term Incentive Stock Plan allowed awards of up to 2,400,000 restricted shares of common stock to key Viking employees. Under this plan, 1,845,000 shares were issued at no cost to employees, of which 1,395,000 have been canceled or the restrictions satisfied, leaving 450,000 restricted shares outstanding. Pursuant to the merger agreement, shares issued under this plan were converted to Office Depot common stock, and no additional shares may be issued under the plan. The fair market value of these restricted stock awards was approximately $10.0 million at the date of the grants. Prior to the merger, the vesting period was 15 years. Because of the plan’s change in control provision, however, the employees now vest in their stock ratably over the 15-year period. Compensation expense is recognized on a straight-line basis over the vesting period.

A summary of the status of and changes in our stock option plans for the last three years is presented below.

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	31,499,632	$14.36	35,750,521	$13.46	36,406,229	$12.81
Granted	5,679,500	11.46	6,926,250	16.39	7,509,000	10.63
Canceled	(2,875,713)	14.44	(3,014,831)	14.74	(2,642,428)	13.99
Exercised	(4,850,481)	9.50	(8,162,308)	10.80	(5,522,280)	7.93

Outstanding at end of year	29,452,938	$14.60	31,499,632	$14.69	35,750,521	$13.46

As of December 27, 2003, the weighted average fair values, as calculated under the Black Scholes option pricing model, of options granted during 2003, 2002, and 2001 were $4.17, $6.38, and $4.21, respectively.

The following table summarizes information about options outstanding at December 27, 2003.

		Options Outstanding			Options Exercisable

				Weighted
			Weighted Average	Average		Weighted
Range of		Number	Remaining Contractual	Exercise	Number	Average
Exercise Prices		Outstanding	Life (in years)	Price	Exercisable	Exercise Price

$4.43-	$6.64	239,260	6.0	$6.35	237,260	$6.35
6.65-	9.97	4,265,349	6.5	8.67	2,619,208	8.37
9.98-	14.96	9,064,961	6.0	11.68	4,044,775	11.84
14.97-	22.45	14,063,838	5.1	17.79	9,340,408	17.96
22.46-	25.00	1,819,530	4.4	24.19	1,813,030	24.19

$4.43-	$25.00	29,452,938	5.5	$14.89	18,054,681	$16.67

Employee Stock Purchase Plan

The Employee Stock Purchase Plan, which was approved by the Company’s stockholders, permits eligible employees to purchase our common stock at 85% of its fair market value. A similar plan is available to employees in the United Kingdom. Effective April 2002, essentially all share needs under this plan are now satisfied through open market purchases. However, the Company is authorized to issue up to 1,860,379 shares under this plan.

Retirement Savings Plans

The Office Depot Retirement Savings Plan, which was approved by the Board of Directors, allows eligible employees to contribute up to 18% of their salary, commissions and bonuses, up to $12,000 in 2003, to the plan on a pretax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Employer matching contributions, which are allocated in shares of Office Depot common stock, are equivalent to 50% of the first 6% of an employee’s contributions and within the limits of the plan. Discretionary matching common stock contributions in addition to the normal match may be made. 4Sure.com employees participate in the Office Depot 401(k) plan. The 4Sure.com 401(k) plan will be merged into the Office Depot 401(k) plan in 2004. The Company also has a deferred compensation plan that permits eligible employees who are limited in the amount they can contribute to the 401(k) plan to alternatively defer compensation of up to 18% of their salary, commissions and bonuses to this plan. Employer matching contributions to the deferred compensation plan are the same as those under our 401(k) Retirement Savings Plan described above. During 2003, 2002, and 2001, $10.1 million, $8.4 million and $4.0 million, respectively, was recorded as compensation expense for Company contributions to these programs.

Pension Plans

The acquisition of Guilbert included two defined benefit pension plans that cover a limited number of employees in Europe. The aggregate information for these foreign plans from the date of acquisition is as follows:

(Dollars in thousands)	2003

Service cost	$3,404
Interest cost	3,279
Expected return on plan assets	(2,276)

Net periodic pension cost	$4,407
Changes in projected benefit obligation:
Obligation at acquisition date	$142,313
Service cost	3,404
Interest cost	3,279
Member contributions	866
Benefits paid	(544)
Actuarial gain	(7,570)
Currency translation	2,798

Obligation at October 31	144,546
Changes in plan assets:
Fair value at acquisition date	78,794
Actual return on plan assets	5,009
Contributions	3,470
Benefits paid	(544)
Currency translation	1,623

Plan assets at October 31	88,352
Plan assets less benefit obligation	(56,194)
Unrecognized gain	(10,549)
Post-valuation contributions	690
Currency translation	(3,923)

Net amount recognized at December 27, 2003	$(69,976)

The net unfunded amount is classified as a non-current liability in the caption deferred taxes and other long-term liabilities in the Consolidated Balance Sheet at December 27, 2003. Assumptions used in calculating the funded status included: weighted average discount rate of 5.1%; average salary increase of 4.35%; and expected average rate of return on plan assets of 6.25%. The transition provisions of FAS 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, allow foreign plans until fiscal year 2004 to provide information about the anticipated timing of benefit payments and certain investment assumptions. This information is not available for the acquired plans.

The purchase and sale agreement related to the Guilbert acquisition included a provision whereby the seller is required to pay to Office Depot the amount of unfunded benefit obligation as measured at a future date, not to exceed five years following the acquisition. Because of the inability to reasonably estimate the amount of that future payment, no receivable has been recorded at December 27, 2003. The future settlement will reduce goodwill when received.

NOTE K - CAPITAL STOCK

Preferred Stock

As of December 27, 2003, there were 1,000,000 shares of $0.01 par value preferred stock authorized of which none were issued or outstanding.

Stockholder Rights Plan

Our stockholder rights plan (“the Plan”) was adopted by the Board of Directors on September 4, 1996 and amended on November 25, 2003. The Plan has certain anti-takeover provisions that may cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors. Under the Plan, each stockholder is issued one right to acquire one one-thousandth of a share of Junior Participating Preferred Stock, Series A at an exercise price of $95.00, subject to adjustment, for each outstanding share of Office Depot common stock they own. These rights are only exercisable if a single person or company acquires 20% or more of our outstanding common stock or if an announced tender or exchange offer would result in 20% or more of our common stock being acquired. If the Company were acquired, each right, except those of the acquirer, shall have the right to receive the number of shares of common stock in the Company having a then-current market value of twice the exercise price of the right.

In addition, if the Company becomes involved in a merger or other business combination where (1) the Company is not the surviving company, (2) the Company’s common stock is changed or exchanged, or (3) 50% or more of the Company’s assets or earning power are sold, then each right, except those of the acquirer, will be exercisable for common stock of the acquiring corporation having a market value of twice the exercise price of the right. In addition, the Board of Directors has the option of exchanging all or part of the rights for an equal number of shares of common stock.

The Company may redeem the rights for $0.01 per right at any time prior to an acquisition.

In response to a shareholder vote at the Company’s 2003 Annual Meeting, the Board of Directors adopted certain amendments to the Plan, which became effective on November 25, 2003. Under the terms of this amendment, in the event of a cash or marketable securities offer for all of the Company’s common stock, and if requested to do so by the holders of at least 10% of the Company’s issued and outstanding stock, the Board of Directors shall either call a special stockholder meeting within 60 days to allow a vote on a resolution to redeem the rights or the rights automatically will be redeemed. There are certain other conditions on what constitutes a “Qualifying Offer” which are detailed in the Company’s filings on Form 8-K/A and Form 8-K with the SEC on November 25, 2003. The rights will expire on September 16, 2006, unless earlier redeemed or exchanged.

Treasury Stock

The Board of Directors has approved stock repurchases of up to $50 million per year until cancelled by the Board, subject to their annual review. Under these plans, the shares and dollar amount of repurchases for the indicated years were: 2003 – 3.2 million shares, for $50.1 million; 2002 – 2.9 million shares, for $45.9 million and; 2001 – 252,000 shares, for $4.2 million.

NOTE L - EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflects the impact of assumed exercise of dilutive stock options and, prior to redemption in 2002, the net impact of convertible subordinated notes.

The information required to compute basic and diluted net earnings per share is as follows:

(In thousands)	2003	2002	2001

Basic:
Weighted average number of common shares outstanding	309,699	306,778	298,054
Diluted:
Net earnings	$276,295	$310,708	$201,043
Interest expense related to convertible notes, net of tax	—	4,795	7,238

Adjusted net earnings	$276,295	$315,503	$208,281

Weighted average number of common shares outstanding	309,699	306,778	298,054
Shares issued upon assumed conversion of convertible notes	—	9,033	13,846
Shares issued upon assumed exercise of stock options	3,989	6,389	4,524

Shares used in computing diluted net earnings per common share	313,688	322,200	316,424

For 2003, options to purchase 15.7 million shares of common stock were not included in our computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE M - SUPPLEMENTAL INFORMATION ON OPERATING, INVESTING AND FINANCING ACTIVITIES

Additional supplemental information related to the Consolidated Statements of Cash Flows is as follows:

(Dollars in thousands)	2003	2002	2001

Cash paid for:
Interest	$41,869	$47,114	$16,905
Taxes	102,623	111,597	13,080
Non-cash asset additions under capital leases	10,664	10,395	8,256
Additional paid-in capital related to tax benefit on stock options exercised (See Note J)	11,059	20,453	10,218

NOTE N – SEGMENT INFORMATION

Office Depot operates in three reportable segments: North American Retail Division, Business Services Group (“BSG”), and International Division. Each of these segments is managed separately primarily because it serves different customer groups. The accounting policies for each segment are the same as those described in the summary of significant accounting policies (see Note A).

The following is a summary of our significant accounts and balances by segment, reconciled to our consolidated totals.

		North American		International	Eliminations	Consolidated
(Dollars in thousands)		Retail Division	BSG	Division	and Other*	Total

Sales	2003	$5,650,051	$3,965,271	$2,746,535	$(3,291)	$12,358,566
	2002	5,804,449	3,913,902	1,641,411	(3,129)	11,356,633
	2001	5,842,648	3,763,006	1,480,103	(3,645)	11,082,112

Segment Operating Profit	2003	$313,976	$387,887	$370,748	$(705)	$1,071,906
	2002	419,738	364,624	212,127	(647)	995,842
	2001	308,300	291,208	212,179	(655)	811,032

Capital Expenditures	2003	$58,272	$17,262	$68,532	$67,875	$211,941
	2002	50,149	28,524	67,551	55,994	202,218
	2001	76,337	44,087	57,509	30,123	208,056

Depreciation and Amortization	2003	$91,991	$35,411	$39,645	$81,298	$248,345
	2002	88,737	39,336	16,487	56,187	200,747
	2001	88,227	45,699	15,973	48,324	198,223

Charges for Losses on	2003	$56,857	$32,065	$29,360	—	$118,282
Receivables and Inventories	2002	36,627	36,991	19,602	—	93,220
	2001	35,739	53,712	19,239	—	108,690

Net Earnings from Equity Method	2003	—	—	$11,056	—	$11,056
Investments	2002	—	—	9,279	—	9,279
	2001	—	—	10,892	—	10,892

Assets	2003	$1,551,734	$988,753	$2,255,846	$1,348,909	$6,145,242
	2002	1,653,524	1,063,700	771,734	1,276,854	4,765,812

* Amounts included in “Eliminations and Other” consist of inter-segment sales, which are generally recorded at the cost to the selling entity, and assets (including all cash and equivalents) and depreciation related to corporate activities.

Senior management evaluates the performance of each business segment based on segment operating profit, which is defined as sales less cost of goods sold, and store and warehouse operating expenses. General and administrative expenses, financing costs and certain other items currently are not allocated to the business segments because they are viewed as corporate functions that support all activities. However, with the growth in our e-commerce and the acquisition of Guilbert, our general and administrative costs have increased substantially in recent years. Therefore, beginning in 2004, we plan to reclassify certain amounts previously classified as general and administrative expenses into operating and selling expenses. We also plan to begin allocating costs where appropriate to determine segment profitability. A reconciliation of the measure of segment operating profit to consolidated earnings from continuing operations before income taxes follows.

(Dollars in thousands)	2003	2002	2001

Segment operating profit	$1,071,906	$995,842	$811,032
(Add)/subtract:
General and administrative expenses	578,840	486,279	445,538
Other operating expenses	22,809	9,855	12,125
Interest expense, net	40,609	27,686	30,359
Miscellaneous (income) expense	(15,392)	(7,183)	9,057

Earnings from continuing operations before income taxes and cumulative effect of accounting change	$445,040	$479,205	$313,953

The Company sells office products and services through either wholly owned operations or through joint ventures or licensing arrangements, in Austria, Belgium, Canada, Costa Rica, El Salvador, France, Germany, Guatemala, Hungary, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, the Netherlands, Poland, Portugal, Spain, Switzerland, Thailand, the United Kingdom and the United States. There is no single country outside of the United States in which we generate 10% or more of our total revenues. Geographic financial information relating to our business is as follows (in thousands).

	Sales			Property and Equipment

	2003	2002	2001	2003	2002

United States	$9,469,563	$9,575,457	$9,452,453	$839,242	$874,247
International	2,889,003	1,781,176	1,629,659	405,053	243,815

Total	$12,358,566	$11,356,633	$11,082,112	$1,244,295	$1,118,062

NOTE O - QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share amounts)	First Quarter		Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year Ended December 27, 2003
Net sales	$3,055,869		$2,815,691	$3,235,580	$3,251,426
Gross profit	958,978		860,116	1,015,596	1,039,456
Earnings from continuing operations before cumulative effect of accounting change	103,935		59,629	91,666	46,794	(2)
Net earnings	79,196	(1)	59,629	91,666	45,804
Earnings per share from continuing operations before cumulative effect of accounting change:
Basic	$0.34		$0.19	$0.30	$0.15
Diluted	0.33		0.19	0.29	0.15
Net earnings per share:
Basic	$0.26		$0.19	$0.30	$0.15
Diluted	0.25		0.19	0.29	0.15

(1)	Net earnings in the first quarter of 2003 includes a net charge of $25.9 million for the cumulative effect of adopting EITF 02-16. See Note C for further information.

(2)	Earnings from continuing operations before cumulative effect of accounting change in the fourth quarter of 2003 includes pre-tax charges of $32.4 million to adjust our lease termination costs related to our stores closed in prior periods and our sale or write-down of certain internet investments. See Note A for further information.

Fiscal Year Ended December 28, 2002
Net sales	$3,021,873	$2,622,259	$2,870,781	$2,841,720
Gross profit	876,096	763,397	850,429	844,048
Earnings from continuing operations	102,062	56,869	87,131	65,421
Net earnings	102,710	56,943	88,172	62,883
Earnings per share from continuing operations:
Basic	$0.34	$0.18	$0.28	$0.21
Diluted	0.32	0.18	0.27	0.21
Net earnings per share:
Basic	$0.34	$0.19	$0.29	$0.20
Diluted	0.32	0.18	0.28	0.20

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Office Depot, Inc.:

We have audited the consolidated balance sheets of Office Depot, Inc. and subsidiaries (the “Company”) as of December 27, 2003 and December 28, 2002 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 27, 2003, and have issued our report thereon dated February 23, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the entity’s change in method of accounting for cooperative advertising arrangements); such consolidated financial statements and report are included in the Company’s Annual Report to Stockholders for the fiscal year ended December 27, 2003 and are incorporated herein by reference. Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the Index to the Financial Statement Schedule is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the Company’s management. Such information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

Certified Public Accountants
Miami, Florida
February 23, 2004

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page

Schedule II - Valuation and Qualifying Accounts and Reserves	S-2

     All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

SCHEDULE II

OFFICE DEPOT, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C	Column D	Column E

			Deductions—
	Balance at	Additions—	Write-offs,	Balance at
	Beginning	Charged to	Payments and	End of
Description	of Period	Expense	Other Adjustments	Period
Allowance for doubtful accounts:
2003	$29,149	$25,645	$20,621	$34,173
2002	32,228	22,103	25,182	29,149
2001	33,682	23,226	24,680	32,228

S-2

INDEX TO EXHIBITS

		Sequentially
Exhibit		Numbered
Number	Exhibit	Page

3.1	Restated Certificate of Incorporation, as amended to date	(1)

3.2	Bylaws	(10)

4.1	Form of Certificate representing shares of Common Stock	(2)

4.2	Exchange and Registration Rights Agreement dated August 11, 2003 by and among the Company and the initial purchasers of the $400 million 6.250% Senior Notes due August 15, 2013	(13)

4.3	Indenture, dated as of August 11, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, between the Company and SunTrust Bank	(13)

4.4	Supplemental Indenture No. 1, dated as of August 11, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, between the Company and SunTrust Bank	(14)

4.5	Supplemental Indenture No. 2, dated as of October 9, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, between the Company and SunTrust Bank	(14)

4.6	Rights Agreement dated as of September 4, 1996, as amended and restated as of November 25, 2003, between Office Depot, Inc. and Mellon Investor Services, L.L.C., as Rights Agent, which includes as Exhibit B thereto the form of the Right Certificate.	(3)

4.7	Indenture, dated as of July 2, 2001, between the Company and SunTrust Bank, N.A., relating to the 10% Senior Subordinated Notes due 2008.	(9)

10.01	Office Depot, Inc. Long-Term Equity Incentive Plan*	(5)

10.02	1997-2001 Office Depot, Inc. Designated Executive Incentive Plan*	(4)

10.03	Form of Indemnification Agreement, dated as of September 4, 1996, by and between Office Depot, Inc. and each of David I. Fuente, Cynthia R. Cohen, W. Scott Hedrick, James L. Heskett, Michael J. Myers, Peter J. Solomon, William P. Seltzer, and Thomas Kroeger	(6)

10.04	Executive Severance Agreement, including Release and Non-competition Agreement, dated September 19, 2000 by and between the Company and David I. Fuente (schedules and exhibits omitted)*	(7)

10.05	Executive Employment Agreement dated January 30, 2001 by and between the Company and Jerry Colley*	(8)

10.06	Change of Control Agreement, dated as of January 30, 2001, by and between the Company and Jerry Colley*	(8)

10.07	Change of Control Agreement, dated as of May 28, 1998, by and between the Company and Charles E. Brown*	(8)

10.08	Executive Employment Agreement dated October 8, 2001 by and between the Company and Charles E. Brown*	(11)

10.09	Executive Employment and Change of Control Agreement dated as of December 29, 2001 by and between the Company and M. Bruce Nelson*	(11)

10.10	Consulting Agreement dated as of March 1, 2002 by and between the Company and Irwin Helford*	(11)

10.11	Executive Employment Agreement dated November 7, 2000 by and between the Company and Rolf van Kaldekerken*

10.12	Change of Control Agreement, dated as of November 7, 2000, by and between the Company and Rolf van Kaldekerken *

10.13	Executive Employment Agreement dated August 1, 2000 by and between the Company and David C. Fannin*

10.14	Change of Control Agreement, dated as of August 1, 2000, by and between the Company and David C. Fannin*

10.15	Revolving Credit Agreement dated as of April 24, 2002 by and among the Company and Citibank, N.A., as syndication agent, Fleet National Bank and BNP Paribas, as documentation agents, Salomon Smith Barney Inc. and First Union Securities, Inc., as joint lead arrangers, Salomon Smith Barney Inc., as sole bookrunner, and Wachovia Bank, National Association, as administrative agent.	(12)

14	Code of Ethics for the Company’s CEO, CFO, and Other Senior Executives

21.1	List of the Company’s Significant Subsidiaries

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the respective exhibit to the Proxy Statement for the Company’s 1995 Annual Meeting of Stockholders.

(2)	Incorporated by reference from the respective exhibit to the Company’s Registration Statement No. 33-39473.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the Commission on November 25, 2003.

(4)	Incorporated by reference from the respective exhibit to the Company’s Annual Report on Form 10-K for the year ended December 27, 1997.

(5)	Incorporated by reference from the respective exhibit to the Proxy Statement for the Company’s 1997 Annual Meeting of Stockholders.

(6)	Incorporated by reference from the respective exhibit to the Company’s Annual Report on Form 10-K for the year ended December 28, 1996.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed with the Commission on October 31, 2000.

(8)	Incorporated by reference to the respective exhibit to the Company’s Annual Report on Form 10-K for the year ended December 30, 2000.

(9)	Incorporated by reference from the respective exhibit to the Company’s Form S-4 Registration Statement No. 333-67620.

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 2, 2001.

(11)	Incorporated by reference from the respective exhibit to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001.

(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 1, 2002.

(13)	Incorporated by reference from the respective exhibit to the Company’s Form S-4 Registration Statement No. 333-108602.

(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed with the Commission on October 27, 2003.

Upon request, the Company will furnish a copy of any exhibit to this report upon the payment of reasonable copying and mailing expenses.