Form 10-Q
period 2004-03-27
OFFICE DEPOT INC
filed 2004-04-22
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

                                                                (Mark One)

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended            March 27, 2004

or

☐     Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from ____________________ to __________________

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

The registrant had 312,872,071 shares of common stock outstanding as of April 15, 2004.

PART I. FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	As of	As of
	March 27,	December 27,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$974,287	$790,889
Short-term investments	100,958	100,234
Receivables, net	1,094,310	1,112,417
Merchandise inventories, net	1,182,769	1,336,341
Deferred income taxes	177,980	169,542
Prepaid expenses and other current assets	80,693	67,305

Total current assets	3,610,997	3,576,728
Property and equipment, net	1,256,517	1,244,295
Goodwill	1,002,254	1,004,122
Other assets	340,185	320,097

Total assets	$6,209,953	$6,145,242

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,200,532	$1,323,179
Accrued expenses and other current liabilities	819,701	809,073
Income taxes payable	175,307	132,085
Current maturities of long-term debt	13,561	12,916

Total current liabilities	2,209,101	2,277,253
Deferred income taxes and other long-term liabilities	251,941	244,600
Long-term debt, net of current maturities	846,098	829,302
Commitments and contingencies
Stockholders’ equity:
Common stock — authorized 800,000,000 shares of $.01 par value; issued 400,592,769 in 2004 and 398,822,742 in 2003	4,006	3,988
Additional paid-in capital	1,199,016	1,175,497
Unamortized value of long-term incentive stock grants	(1,880)	(1,362)
Accumulated other comprehensive income	185,125	214,764
Retained earnings	2,420,301	2,304,737
Treasury stock, at cost – 88,641,700 shares in 2004 and 88,628,803 in 2003	(903,755)	(903,537)

Total stockholders’ equity	2,902,813	2,794,087

Total liabilities and stockholders’ equity	$6,209,953	$6,145,242

The accompanying notes are an integral part of these statements.

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	13 Weeks Ended
	March 27,	March 29,
	2004	2003
Sales	$3,605,153	$3,055,869
Cost of goods sold and occupancy costs	2,469,161	2,096,891

Gross profit	1,135,992	958,978
Store and warehouse operating and selling expenses	790,047	671,164
General and administrative expenses	165,956	125,274
Other operating expenses	4,532	1,235

	960,535	797,673

Operating profit	175,457	161,305
Other income (expense):
Interest income	3,456	5,350
Interest expense	(17,284)	(11,738)
Miscellaneous income, net	4,650	2,560

Earnings from continuing operations before income taxes and cumulative effect of accounting change	166,279	157,477
Income taxes	50,715	53,542

Earnings from continuing operations before cumulative effect of accounting change	115,564	103,935
Discontinued operations, net	—	1,153
Cumulative effect of accounting change, net	—	(25,892)

Net earnings	$115,564	$79,196

Earnings per share from continuing operations before cumulative effect of accounting change:
Basic	$0.37	$0.34
Diluted	0.37	0.33
Cumulative effect of accounting change:
Basic	—	(0.08)
Diluted	—	(0.08)
Net earnings per share:
Basic	$0.37	$0.26
Diluted	0.37	0.25

The accompanying notes are an integral part of these statements.

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	13 Weeks Ended
	March 27,	March 29,
	2004	2003
Cash flow from operating activities:
Net earnings	$115,564	$79,196
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change, net	—	25,892
Depreciation and amortization	66,803	53,256
Charges for losses on inventories and receivables	35,823	31,129
Changes in working capital and other	37,093	(93,880)

Net cash provided by operating activities	255,283	95,593

Cash flows from investing activities:
Capital expenditures	(70,213)	(38,544)
Net deposit on asset group purchase	(15,100)	—
Proceeds from disposition of assets	2,160	36,470
Sale of short-term securities	—	4,653

Net cash (used in) provided by investing activities	(83,153)	2,579

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	21,780	2,248
Net payments on long- and short-term borrowings	(2,604)	(2,683)

Net cash provided by (used in) financing activities	19,176	(435)

Effect of exchange rate changes on cash and cash equivalents	(7,908)	4,038
Net increase in cash and cash equivalents	183,398	101,775
Cash and cash equivalents at beginning of period	790,889	877,088

Cash and cash equivalents at end of period	$974,287	$978,863

Supplemental disclosure of other cash flow activities:
Interest paid	$29,592	$10,835
Income taxes paid	21,977	22,947
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital leases	$15,288	$13

The accompanying notes are an integral part of these statements.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

Office Depot, Inc., including consolidated subsidiaries (the “Company”), is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 27, 2003 has been derived from audited financial statements at that date. The condensed interim financial statements as of March 27, 2004 and for the 13-week periods ending March 27, 2004 (also referred to as “the first quarter of 2004”) and March 29, 2003 (also referred to as “the first quarter of 2003”) are unaudited. However, in our opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of the Company and its financial statements, we recommend reading these condensed interim financial statements in conjunction with the Company’s audited financial statements for the year ended December 27, 2003, which are included in our 2003 Annual Report on Form 10-K, filed on February 26, 2004.

In January 2003, the Company sold its Australian business and reported the after-tax gain of $1.2 million as discontinued operations. This gain was subsequently reduced to $0.2 million during 2003 for resolution of sale-date estimates.

At the start of fiscal year 2003, we adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. The adoption of the accounting change at the beginning of the year resulted in a $25.9 million after-tax charge, or $0.08 per share, reflecting the cumulative effect of adoption.

Note B – Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The pro forma information below is based on provisions of Statement of Financial Accounting Standard (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

(In thousands, except per share amounts)	First Quarter
	2004	2003
Net earnings as reported	$115,564	$79,196
Stock based employee compensation cost included in net earnings as reported, net of tax	89	132
Compensation expense under FAS 123, net of tax	(4,706)	(4,891)

Pro forma net earnings	$110,947	$74,437

Net earnings per share – Basic
As reported	$0.37	$0.26
Pro forma	0.36	0.24
Net earnings per share – Diluted
As reported	$0.37	$0.25
Pro forma	0.35	0.24

Note C – Comprehensive Income

Comprehensive income represents all non-owner changes in stockholders’ equity and consists of the following:

(In thousands)	First Quarter
	2004	2003
Net earnings	$115,564	$79,196
Other comprehensive income (loss):
Foreign currency translation adjustments, net	(28,908)	15,721
Amortization of gain on cash flow hedge	(415)	—
Unrealized losses on available-for-sale securities	(316)	—

Total comprehensive income	$85,924	$94,917

Note D – Asset Purchase

On March 3, 2004, the Company announced an agreement with Toys “R” Us, Inc. under which the Company will acquire 124 of the former Kids “R” Us stores for $197 million in cash plus the assumption of lease payments and other obligations. The transaction includes properties owned by Toys “R” Us, Inc. as well as stores with ground or operating leases and is expected to close in phases over the next several months, beginning in May 2004.

The Company plans to convert 50 to 60 of these stores to Office Depot retail stores and intends to sell the remaining properties. On March 23, 2004, the Company reached an agreement with PETCO Animal Supplies, Inc. under which PETCO will acquire 20 locations for approximately $45 million in cash plus the assumption of lease obligations on leased properties.

Note E – Earnings Per Share (“EPS”)

     The information required to compute basic and diluted EPS is as follows:

(In thousands, except share amounts)	First Quarter
	2004	2003
Basic:
Weighted average number of common shares outstanding	310,261	307,973

Diluted:
Net earnings	$115,564	$103,935

Weighted average number of common shares outstanding	310,261	307,973
Shares issued upon assumed exercise of dilutive stock options	4,497	3,247

Shares used in computing diluted EPS	314,758	311,220

Options to purchase approximately 12.2 million shares of common stock were not included in our computation of diluted earnings per share for the first quarter of 2004 because their weighted average effect would have been anti-dilutive.

Note F – Segment Information

The following is a summary of our significant accounts and balances by segment, reconciled to consolidated totals:

(In thousands)	Sales
	First Quarter
	2004	2003
North American Retail Division	$1,604,575	$1,529,790
Business Services Group	1,026,387	1,024,266
International Division	974,777	502,537

Total reportable segments	3,605,739	3,056,593
Eliminations	(586)	(724)

Total	$3,605,153	$3,055,869

	Segment Operating Profit
	First Quarter
	2004	2003
North American Retail Division	$112,286	$118,154
Business Services Group	96,821	97,045
International Division	137,104	72,690

Total reportable segments	346,211	287,889
Eliminations	(266)	(75)

Total	$345,945	$287,814

A reconciliation of the measure of segment operating profit to consolidated earnings from continuing operations before income taxes and cumulative effect of accounting change is as follows:

	First Quarter
	2004	2003
Total segment operating profit	$345,945	$287,814
General and administrative expenses	(165,956)	(125,274)
Interest income	3,456	5,350
Interest expense	(17,284)	(11,738)
Other, net	118	1,325

Earnings from continuing operations before income taxes and cumulative effect of accounting change	$166,279	$157,477

We have been reviewing the composition of general and administrative expenses and assessing the costs and benefits of additional allocations to the operating units. We have not yet concluded this analysis.

	Total Assets		Goodwill
	March 27,	December 27,	March 27,	December 27,
	2004	2003	2004	2003
North American Retail Division	$1,456,546	$1,551,734	$1,711	$1,739
Business Services Group	970,450	988,753	229,950	229,950
International Division	2,245,028	2,255,846	770,593	772,433

Total from reportable segments	4,672,024	4,796,333	1,002,254	1,004,122
Other	1,537,929	1,348,909	—	—

Total	$6,209,953	$6,145,242	$1,002,254	$1,004,122

Note G – Pension Disclosures

The Company assumed two defined benefit pension plans in connection with the acquisition of Guilbert in 2003. Net period pension costs for the first quarter of 2004 for these plans was approximately $2.7 million and include service costs of $2.2 million and interest costs of $2.1 million, offset by expected return on plan assets of $1.6 million. Approximately $1.6 million was funded during the first quarter.

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Office Depot, Inc., together with our subsidiaries, is a global supplier of office products and services. We sell to consumers and businesses of all sizes through our three business segments: North American Retail Division, Business Services Group (“BSG”), and International Division.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2003 Annual Report on Form 10-K.

This MD&A contains significant amounts of forward-looking information. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements. Our Cautionary Statements, which you will find immediately following this MD&A and following the MD&A in our 2003 Annual Report on Form 10-K, apply to these forward-looking statements.

RESULTS OF OPERATIONS

Results for the first quarter of 2004 reflect a return to positive comparable sales in our North American Retail Division for the first time in 16 quarters. Based upon our initiatives to date and our planned merchandising strategies, we expect positive comps to continue throughout 2004. The first quarter comparison to last year was also affected by the addition of Guilbert operations from last year’s acquisition completed in the second quarter and positive foreign currency effects. Overall, improvements in gross margins reflect the increased contribution from International operations which have higher margins partially offset by growth in lower-margin technology sales in the U.S..

At the start of fiscal year 2003, we adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. The adoption of the accounting change at the beginning of the year resulted in a $25.9 million after-tax charge, or $0.08 per share, reflecting the cumulative effect of adoption.

Overall

($ in millions)	First Quarter
	2004		2003
Sales	$3,605.2	100.0%	$3,055.9	100.0%
Cost of goods sold and occupancy costs	2,469.2	68.5%	2,096.9	68.6%

Gross profit	1,136.0	31.5%	959.0	31.4%
Store and warehouse operating and selling expenses	790.1	21.9%	671.2	22.0%

Segment operating profit	345.9	9.6%	287.8	9.4%
General and administrative expenses	165.9	4.6%	125.3	4.1%
Other operating expenses, net	4.5	0.1%	1.2	0.0%

Operating profit	$175.5	4.9%	$161.3	5.3%

The table above provides a subtotal for segment operating profit. We use this measure of performance to assess the operations of each business unit; and we believe it is useful to investors because it reflects each segment’s direct activity. Our general and administrative expenses primarily consist of personnel and related costs associated with global support functions. Because these functions support all segments of our business, we do not consider these costs in determining our segment profitability. We have been reviewing the composition of these costs and analyzing the costs and benefits of additional allocations to the operating units. We have not yet concluded this analysis. Other companies may charge more or less general and administrative expenses to their segments, and our results therefore may not be comparable to similarly titled measures used by other entities. Our measure of segment operating profit should not be considered as an alternative to operating income or net earnings determined in accordance with accounting principles generally accepted in the United States of America.

North American Retail Division

($ in millions)	First Quarter
	2004		2003
Sales	$1,604.6	100.0%	$1,529.8	100.0%
Cost of goods sold and occupancy costs	1,176.6	73.3%	1,113.5	72.8%

Gross profit	428.0	26.7%	416.3	27.2%
Store and warehouse operating and selling expenses	315.7	19.7%	298.1	19.5%

Segment operating profit	$112.3	7.0%	$118.2	7.7%

Total sales increased 5% and comparable store sales in the 859 store locations in the U.S. and Canada that have been open for more than one year increased 3% in the first quarter of 2004. The increase in comparable sales was primarily attributable to increased sales of technology products, a direct result of various technology merchandising initiatives launched in the fourth quarter of 2003. Comparable sales of core office supplies and ink and toner also increased during the period, but at a lower rate. Additionally, recent initiatives to increase furniture sales resulted in positive comparable sales of furniture, but offsetting declines in other product groups pushed the overall furniture and other category slightly negative. The number of comparable transactions decreased in our retail stores while average transaction size increased.

Gross profit benefited from top line sales growth as compared to the first quarter of 2003. Increases in sales of technology products, which generally have lower margins, adversely affected gross profit as a percentage of sales during the quarter. Gross margin percentages in core office supply categories increased on a year-over-year basis.

Store payroll expenses experienced significant leverage from increased sales. However, these savings were more than offset by planned higher advertising expenses compared to the same period in the prior year as well as costs associated with the planned closure of three stores.

During the first quarter, the Company opened three new retail stores, closed three stores, and relocated three stores, bringing the total stores operated throughout the United States and Canada to 900. The North American Retail Division also sells through non-traditional locations such as military bases and grocery store locations. The number of non-traditional locations totaled 20 for the first quarter of 2004 and 7 for the same period in 2003.

The Company announced plans to acquire and open approximately 50 to 60 locations from Toys “R” Us. This purchase will be completed in phases, beginning in May 2004. Including the locations relating to this acquisition, the Company plans to open a total of 80 to 100 new stores during 2004, with openings to be concentrated in the second half of the year.

Business Services Group

($ in millions)	First Quarter
	2004		2003
Sales	$1,026.4	100.0%	$1,024.2	100.0%
Cost of goods sold and occupancy costs	694.2	67.6%	691.2	67.5%

Gross profit	332.2	32.4%	333.0	32.5%
Store and warehouse operating and selling expenses	235.4	23.0%	236.0	23.0%

Segment operating profit	$96.8	9.4%	$97.0	9.5%

Overall Business Services Group sales for the first quarter of 2004 were essentially flat compared to the prior period. BSG sales in the first quarter of 2004 include a 3% growth in the contract business, driven by growth in the large customer segment, offset by lower catalog sales. Within contract and commercial, domestic e-commerce sales grew 11% for the period. Sales of supplies and furniture increased slightly, while sales of technology decreased.

Both gross profit and total store and warehouse operating and selling expenses were essentially unchanged in the first quarter of 2004 compared to the prior period. Store and warehouse operating and selling expenses in the first quarter of 2004 reflect higher selling expenses offset by warehouse cost efficiencies and transportation optimization efforts.

International Division

($ in millions)	First Quarter
	2004		2003
Sales	$974.8	100.0%	$502.5	100.0%
Cost of goods sold and occupancy costs	598.8	61.4%	292.5	58.2%

Gross profit	376.0	38.6%	210.0	41.8%
Store and warehouse operating and selling expenses	238.9	24.5%	137.3	27.3%

Segment operating profit	$137.1	14.1%	$72.7	14.5%

Sales in the International Division increased 94% (78% in local currency) for the first quarter of 2004, compared to the same period in the prior year. The increase reflects revenue of $375.1 million from Guilbert, a contract business we acquired in June 2003, and changes in exchange rates that increased sales reported in U.S. dollars by $80.8 million. All countries showed revenue growth in local currencies, except Germany, the Netherlands and Japan. European retail operations experienced positive comparable store sales during the first quarter and positive comps are expected to continue during 2004. Comparable contract and catalog sales in Europe were also positive for the quarter.

Gross profit as a percentage of sales decreased in the first quarter of 2004, reflecting a higher mix of lower margin contract sales, partially offset by better buying and increased purchasing discounts following the Company’s Guilbert acquisition. The increase in total store and warehouse operating and selling expenses reflect the addition of Guilbert operations. However, selling and warehouse expenses as a percent of sales declined compared to the prior year from planned cost reductions and leverage from higher sales volume. Segment operating profit was positively impacted by foreign exchange rates during the first quarter by $12.8 million, when translated into U.S. dollars.

Corporate and Other

Income and expenses not allocated to our business segments consist of general and administrative expenses, interest income and expense, income taxes and inter-segment transactions.

Other Operating Expenses: First quarter 2004 costs relating to Guilbert integration activities totaled approximately $3.4 million. Other expenses primarily relate to pre-opening activities.

General and Administrative Expenses: As a percentage of sales, general and administrative (“G&A”) expenses increased in the first quarter of 2004 to 4.6% compared to 4.1% for the same period last year. The increase reflects G&A costs in our acquired Guilbert operations, as well as the impact of translating international general and administrative expenses at weaker U.S. dollar rates, higher employee-related expenses, and the settlement of certain outstanding litigation. As noted in our 2003 Annual Report on Form 10-K, other companies may charge more or less of their general and administrative costs to their segments, and comparisons to their operations could be affected. We have been reviewing the composition of these costs and analyzing the costs and benefits of additional allocations to the operating units. We have not yet concluded this analysis.

Interest Income and Expense: The decrease in interest income during the first quarter of 2004 compared to the same quarter last year reflects a lower domestic interest earned on our cash, coupled with a lower cash balance held in Europe, which earned a higher return in 2003. The increase in interest expense reflects the impact of additional interest relating to our issuance of $400 million of Notes in August 2003.

Income Taxes: The effective income tax rate has declined to 30.5% this quarter. This decline in the rate is attributable to a shift in the mix of domestic and international income, which have different effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2004, cash provided by operating activities totaled $255.3 million compared to $95.6 million during the same period last year. This change primarily reflects the Guilbert business, acquired in June 2003, and a lower rate of payments on trade and other payables in 2004, as well as the benefit of added cash flow provided by our international business.

Cash used in investing activities was $83.2 million in the first quarter of 2004 compared to cash provided of $2.6 million in the same period last year. The increased spending in 2004 is primarily a result of higher capital expenditures and deposits made in connection with our acquisition of certain Kids “R” Us properties. Capital expenditures in the first quarter of 2004 reflect payments to acquire land for our corporate center, the opening of three new office supply stores, and three relocations in North America, as well as continued spending on corporate information technology. Investing activities in 2003 include cash proceeds from the sale of our Australian business.

As mentioned above, the Company has agreed to acquire 124 of the former Kids “R” Us stores for $197 million in cash plus the assumption of lease payments and other obligations. Of the total properties acquired, the Company plans to convert 50 to 60 of these stores to Office Depot retail stores and intends to sell or sublet the remaining properties. This transaction is expected to close in phases over the next several months, beginning in May 2004. On March 23, 2004, the Company reached an agreement with PETCO Animal Supplies, Inc. under which PETCO will acquire 20 locations for approximately $45 million in cash plus the assumption of lease obligations on leased properties.

In April 2004, the Company announced an agreement to acquire the business of Elso Iroda Superstore Kft, which has been operating Office Depot retail stores and direct sales businesses in Hungary under license from Office Depot. The Company currently operates three retail stores, a distribution center and Internet sales facility in Hungary and will open a fourth retail store later this year. The business is projected to generate $25 million (U.S. dollars) in sales during 2004, and will be reported in the International Division.

The purchase price of Guilbert is subject to an upward adjustment of 40 million euro, payable in Office Depot common stock or cash, if Office Depot stock closes above $20 per share for five consecutive days over an 18-month period following the closing date of the acquisition.

Cash provided by financing activities was $19.2 million in the first quarter of 2004 compared to a use of $0.4 million during the same period in 2003. The increase in 2004 is a result of increased exercises of stock options. Payments on capital leases did not change significantly between periods.

At March 27, 2004, we had approximately $425.7 million of available credit under our revolving credit facility and letters of credit outstanding totaling $72.8 million. Our current revolving credit agreement matures on April 24, 2005. We are currently in negotiations with lenders to replace, expand, and extend the existing agreement.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2003 Annual Report on Form 10-K, filed on February 26, 2004, in the Notes to the Consolidated Financial Statements, Note A, and the Critical Accounting Policies section.

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

This Quarterly Report on Form 10-Q contains both historical information and other information that you may use to infer future performance. Examples of historical information include our quarterly financial statements and the commentary on past performance contained in our MD&A. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that, with the exception of information that is clearly historical, all the information contained in this Quarterly Report on Form 10-Q should be considered to be “forward-looking statements” as referred to in the Act. Without limiting the generality of the preceding sentence, any time we use the words “estimate,” plan,” “probably,” “should,” “may,” “project,” “intend,” “expect,” “believe,” “anticipate,” “continue,” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature.

Forward-looking information involves risks and uncertainties, including certain matters that we discuss in more detail below and in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. This information is based on various factors and important assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements in this Quarterly Report. In particular, the factors we discuss in our 2003 Annual Report on Form 10-K could affect our actual results and could cause our actual results during the remainder of 2004 and in future years to differ materially from those expressed in any forward-looking statement made by us in this Quarterly Report on Form 10-Q. Those Cautionary Statements contained in our 2003 Annual Report on Form 10-K are incorporated herein by this reference to them.

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

Refer to the disclosure in our 2003 Annual Report on Form 10-K. We do not believe that the risk we face related to interest rate changes is materially different than it was at the date of the Annual Report. During the first quarter of 2004, and through the date of this filing, the Company has entered into a series of interest rate swap agreements that effectively convert $400 million of fixed-rate debt into variable rates.

Foreign Exchange Rate Risks

Refer to the disclosure in our 2003 Annual Report on Form 10-K. The acquisition of Guilbert S.A. in June 2003 has increased our operations in countries with euro and British pound functional currencies, when compared to the first quarter of 2003. Accordingly, a greater percentage of the Company’s reported results of operations is subject to changes in foreign currency exchange rates. Similar to our previously existing business in Europe, the Guilbert operations generally are conducted in the relevant local currency and Office Depot’s overall foreign currency transaction exposure has not changed materially.

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

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

10.1	Purchase and Sale Agreement, by and between Office Depot, Inc. and Toys “R” Us, Inc. and its affiliated companies

31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of CFO

32.1	Section 906 Certifications

     b) Reports on Form 8-K

1.	Form 8-K filed on March 3, 2004 announcing the acquisition of 124 Kids “R” Us retail store locations from Toys “R” Us, Inc.

2.	Form 8-K filed on March 12, 2004 announcing certain executive management changes.

3.	Form 8-K filed on April 9, 2004 announcing the acquisition of the Hungarian company, Elso Iroda Superstore Kft, which has been operating Office Depot retail stores and direct sales businesses in Hungary under license from Office Depot.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC. (Registrant)

Date: April 22, 2004	By: /s/ Bruce Nelson Bruce Nelson Chief Executive Officer

Date: April 22, 2004	By: /s/ Charles E. Brown Charles E. Brown Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date: April 22, 2004	By: /s/ James A. Walker James A. Walker Senior Vice President, Finance and Controller (Principal Accounting Officer)