Form 10-Q
period 2004-06-26
OFFICE DEPOT INC
filed 2004-07-22
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

          (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 26, 2004

or

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

The registrant had 313,278,423 shares of common stock outstanding as of July 15, 2004.

PART I. FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	As of	As of
	June 26,	December 27,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$904,562	$790,889
Short-term investments	151,019	100,234
Receivables, net	1,122,352	1,112,417
Merchandise inventories, net	1,167,536	1,336,341
Deferred income taxes	157,295	169,542
Prepaid expenses and other current assets	98,724	67,305

Total current assets	3,601,488	3,576,728
Property and equipment, net	1,282,729	1,244,295
Goodwill	1,001,322	1,004,122
Other assets	311,638	320,097

Total assets	$6,197,177	$6,145,242

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,146,914	$1,323,179
Accrued expenses and other current liabilities	780,354	809,073
Income taxes payable	186,349	132,085
Current maturities of long-term debt	9,576	12,916

Total current liabilities	2,123,193	2,277,253
Deferred income taxes and other long-term liabilities	263,256	244,600
Long-term debt, net of current maturities	825,126	829,302
Commitments and contingencies
Stockholders’ equity:
Common stock - authorized 800,000,000 shares of $.01 par value; issued 402,539,636 in 2004 and 398,822,742 in 2003	4,025	3,988
Additional paid-in capital	1,225,784	1,175,497
Unamortized value of long-term incentive stock grants	(1,683)	(1,362)
Accumulated other comprehensive income	175,253	214,764
Retained earnings	2,500,158	2,304,737
Treasury stock, at cost – 89,456,387 shares in 2004 and 88,628,803 in 2003	(917,935)	(903,537)

Total stockholders’ equity	2,985,602	2,794,087

Total liabilities and stockholders’ equity	$6,197,177	$6,145,242

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 26, 2004 (the “2003 Form 10-K”).

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Sales	$3,162,324	$2,815,691	$6,767,477	$5,871,560
Cost of goods sold and occupancy costs	2,188,628	1,955,575	4,657,789	4,052,466

Gross profit	973,696	860,116	2,109,688	1,819,094
Store and warehouse operating and selling expenses	699,667	651,461	1,489,714	1,322,625
General and administrative expenses	150,809	126,698	316,765	251,972
Other operating expenses	3,335	212	7,867	1,447

Operating profit	119,885	81,745	295,342	243,050
Other income (expense):
Interest income	4,416	4,505	7,872	9,855
Interest expense	(13,988)	(11,517)	(31,272)	(23,255)
Miscellaneous income, net	3,768	13,606	8,418	16,166

Earnings from continuing operations before income taxes and cumulative effect of accounting change	114,081	88,339	280,360	245,816
Income taxes	34,224	28,710	84,939	82,252

Earnings from continuing operations before cumulative effect of accounting change	79,857	59,629	195,421	163,564
Discontinued operations, net	—	—	—	1,153
Cumulative effect of accounting change, net	—	—	—	(25,892)

Net earnings	$79,857	$59,629	$195,421	$138,825

Earnings per share from continuing operations before cumulative effect of accounting change:
Basic	$0.26	$0.19	$0.63	$0.53
Diluted	0.25	0.19	0.62	0.52
Cumulative effect of accounting change:
Basic	—	—	—	(0.08)
Diluted	—	—	—	(0.08)
Net earnings per share:
Basic	$0.26	$0.19	$0.63	$0.45
Diluted	0.25	0.19	0.62	0.45

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2003 Form 10-K.

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	26 Weeks Ended
	June 26,	June 28,
	2004	2003
Cash flow from operating activities:
Net earnings	$195,421	$138,825
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change, net	—	25,892
Depreciation and amortization	127,772	110,761
Charges for losses on inventories and receivables	58,206	69,782
Changes in working capital and other	(73,765)	(171,127)

Net cash provided by operating activities	307,634	174,133

Cash flows from investing activities:
Acquisition, net of cash acquired	(7,900)	(624,998)
Capital expenditures	(167,978)	(91,465)
Deposit on asset group purchase	(15,729)	—
Proceeds from disposition of assets and deposits received	28,786	38,938
Purchase of short-term investments	(50,000)	—
Sale of short-term investments	—	6,435

Net cash used in investing activities	(212,821)	(671,090)

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	45,674	9,473
Proceeds from borrowings	—	24,258
Acquisition of treasury stock	(14,189)	—
Net payments on long- and short-term borrowings	(6,804)	(8,296)

Net cash provided by financing activities	24,681	25,435

Effect of exchange rate changes on cash and cash equivalents	(5,821)	54,462

Net increase (decrease) in cash and cash equivalents	113,673	(417,060)
Cash and cash equivalents at beginning of period	790,889	877,088

Cash and cash equivalents at end of period	$904,562	$460,028

Supplemental disclosure of other cash flow activities:
Interest paid	$30,773	$20,170
Income taxes paid	35,337	63,386
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital leases	$14,100	$684

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2003 Form 10-K.

OFFICE DEPOT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

Office Depot, Inc., including consolidated subsidiaries (the “Company”), is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 27, 2003 has been derived from audited financial statements at that date. The condensed interim financial statements as of June 26, 2004 and for the 13- and 26-week periods ending June 26, 2004 (also referred to as “the second quarter of 2004” and “the first half of 2004,” respectively) and June 28, 2003 (also referred to as “the second quarter of 2003” and “the first half of 2003,” respectively) are unaudited. However, in our opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

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

In January 2003, the Company sold its Australian business and reported the after-tax gain of $1.2 million as discontinued operations. This gain was subsequently reduced to $0.2 million during 2003 based upon resolution of sale-date estimates.

At the start of fiscal year 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. This accounting change resulted in a $25.9 million after-tax charge, or $0.08 per share, reflecting the cumulative effect of adoption.

On June 2, 2003, the Company acquired all of the common stock of Guilbert S.A. (“Guilbert”), a corporate group that represented one of the largest contract stationers in Europe. The activities of Guilbert have been reflected in the financial statements since the date of acquisition.

Note B – Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Had costs for these plans been determined using the fair value accounting method as prescribed in Statement of Financial Accounting Standard (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended, the Company would have recognized additional compensation expense as indicated in the pro forma information below.

	Second Quarter		First Half
(In thousands, except per share amounts)	2004	2003	2004	2003
Net earnings as reported	$79,857	$59,629	$195,421	$138,825
Stock based employee compensation cost included in net earnings as reported, net of tax	142	58	231	191
Compensation expense under FAS 123, net of tax	(4,765)	(5,987)	(9,471)	(10,879)

Pro forma net earnings	$75,234	$53,700	$186,181	$128,137

Net earnings per share – Basic
As reported	$0.26	$0.19	$0.63	$0.45
Pro forma	0.24	0.17	0.60	0.42
Net earnings per share – Diluted
As reported	$0.25	$0.19	$0.62	$0.45
Pro forma	0.24	0.17	0.59	0.41

Note C – Comprehensive Income

Comprehensive income represents all non-owner changes in stockholders’ equity and consists of the following:

	Second Quarter		First Half
(In thousands)	2004	2003	2004	2003
Net earnings	$79,857	$59,629	$195,421	$138,825
Other comprehensive income (loss):
Foreign currency translation adjustments, net	(8,344)	62,660	(37,252)	78,381
Amortization of gain on cash flow hedge	(414)	—	(829)	—
Unrealized losses on available-for-sale securities	(1,114)	—	(1,430)	—

Total comprehensive income	$69,985	$122,289	$155,910	$217,206

Note D – Asset Group Purchase

In March 2004, the Company announced it had reached an agreement with Toys “R” Us, Inc. to acquire 124 of their former Kids “R” Us stores for $197 million in cash plus the assumption of lease obligations. Also in March, the Company reached an agreement with PETCO Animal Supplies, Inc. under which PETCO agreed to acquire from the Company 20 of the former Kids “R” Us stores for approximately $45 million in cash plus the assumption of related lease obligations. Through the end of the second quarter, the Company has closed on the purchase of 25 stores and 15 stores have been removed from the transaction through price adjustments and mutual agreement. Of the total stores to be acquired (currently 109, after the agreed upon removals), the Company plans to convert 45 to 50 of these stores to Office Depot retail stores and intends to sell or sublet the remaining stores. The remaining portions of this transaction are expected to close in phases over the second half of 2004.

Note E – Earnings Per Share (“EPS”)

The information required to compute basic and diluted EPS is as follows:

	Second Quarter		First Half
(In thousands, except share amounts)	2004	2003	2004	2003
Numerator:
Net earnings	$79,857	$59,629	$195,421	$138,825
Denominator:
Weighted average shares outstanding:
Basic	312,356	308,560	311,309	308,267
Effect of dilutive stock options	4,638	3,752	4,567	3,499

Diluted	316,994	312,312	315,876	311,766

EPS:
Basic	$0.26	$0.19	$0.63	$0.45
Diluted	$0.25	$0.19	$0.62	$0.45

Options to purchase approximately 12.5 million shares of common stock were not included in our computation of diluted earnings per share for the second quarter of 2004 because their weighted average effect would have been anti-dilutive.

Note F – Segment Information

The following is a summary of our significant accounts and balances by segment, reconciled to consolidated totals. The International Group referred to below was formerly referred to as the International Division; no changes have been made to operations or balances.

	Sales
	Second Quarter		First Half
(In thousands)	2004	2003	2004	2003
International Group	$826,850	$570,874	$1,801,627	$1,073,411
Business Services Group	995,494	967,602	2,021,881	1,991,868
North American Retail Division	1,340,495	1,278,054	2,945,070	2,807,844

Total reportable segments	3,162,839	2,816,530	6,768,578	5,873,123
Eliminations	(515)	(839)	(1,101)	(1,563)

Total	$3,162,324	$2,815,691	$6,767,477	$5,871,560

	Segment Operating Profit
	Second Quarter		First Half
(In thousands)	2004	2003	2004	2003
International Group	$106,782	$70,655	$243,886	$143,345
Business Services Group	95,984	91,669	192,805	188,714
North American Retail Division	71,311	46,419	183,597	164,573

Total reportable segments	274,077	208,743	620,288	496,632
Eliminations	(48)	(88)	(314)	(163)

Total	$274,029	$208,655	$619,974	$496,469

A reconciliation of the measure of segment operating profit to consolidated earnings from continuing operations before income taxes and cumulative effect of accounting change is as follows:

	Second Quarter		First Half
(In thousands)	2004	2003	2004	2003
Total segment operating profit	$274,029	$208,655	$619,974	$496,469
General and administrative expenses	(150,809)	(126,698)	(316,765)	(251,972)
Interest income	4,416	4,505	7,872	9,855
Interest expense	(13,988)	(11,517)	(31,272)	(23,255)
Other, net	433	13,394	551	14,719

Earnings from continuing operations before income taxes and cumulative effect of accounting change	$114,081	$88,339	$280,360	$245,816

The Company has been reviewing the costs and benefits of additional allocations of general and administrative and other expenses to the operating segments but has not yet concluded this analysis.

Total assets and goodwill by segment are as follows:

	Total Assets		Goodwill
	June 26,	December 27,	June 26,	December 27,
(In thousands)	2004	2003	2004	2003
International Group	$2,210,594	$2,255,846	$769,682	$772,433
Business Services Group	985,934	988,753	229,950	229,950
North American Retail Division	1,507,282	1,551,734	1,690	1,739

Total from reportable segments	4,703,810	4,796,333	1,001,322	1,004,122
Other	1,493,367	1,348,909	—	—

Total	$6,197,177	$6,145,242	$1,001,322	$1,004,122

The reduction in goodwill assigned to the International Group reflects a net decrease in Guilbert-related integration balances, primarily from completion or adjustments to plans and values estimated in initial purchase accounting balances. Changes in currency exchange rates also affected the balances assigned to the International Group and North American Retail Division.

Note G – Pension Disclosures

The Company assumed two defined benefit pension plans in connection with the acquisition of Guilbert in June 2003. Actuarial information for these plans was not available until the fourth quarter of 2003. Pension-related disclosures for 2004 are as follows:

	Second	First
(In millions)	Quarter	Half
Service cost	$2.1	$4.3
Interest cost	2.2	4.3
Expected return on assets	(1.6)	(3.2)

Net periodic pension cost	$2.7	$5.4

Amount funded	$1.5	$3.1

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Office Depot, Inc., together with our subsidiaries (collectively, the “Company”), is a global supplier of office products and services. We sell to consumers and businesses of all sizes through our three business segments: International Group, Business Services Group (“BSG”), and North American Retail Division. In prior periods, our International Group was referred to as the International Division; no changes have been made to operations or balances.

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

This MD&A contains a significant amount of forward-looking information. Without limitation, when we use the words “estimate,” “plan,” “probably,” “should,” “may,” “project,” “intend,” “expect,” “believe,” “anticipate,” “continue,” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements. Our Cautionary Statements, which you will find following this MD&A and following the MD&A in our 2003 Annual Report on Form 10-K, apply to these forward-looking statements.

RESULTS OF OPERATIONS

OVERVIEW

Diluted earnings per share increased to $0.25 for the second quarter of 2004 and $0.62 for the six months ended in June 2004, compared to $0.19 and $0.45 for the same periods in 2003. The increase in earnings reflects growth in the International Group with the addition of Guilbert S.A. (“Guilbert”) in June 2003 and positive foreign currency effects, as well as lower operating costs in BSG, and continued positive comparable store (“comp”) sales in North American Retail Division. GAAP earnings of $0.25 per share for the second quarter of 2004 include a one-time gain of $0.02 per share from the settlement of certain claims related to our distribution network in Europe. The Company expects to incur expenses (including capital expenditures) in future fiscal periods related to this facility, and those costs may equal or exceed the gain realized from this recovery.

During the second quarter of 2003, the Company recognized a foreign currency gain of $0.03 per share from holding foreign currency in advance of the acquisition of Guilbert. Additional information about the Company’s performance for the quarter and year-to-date is provided in the discussion of segment results below.

At the start of fiscal year 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. This accounting change resulted in a $25.9 million after-tax charge, or $0.08 per share, reflecting the cumulative effect of adoption.

The operations of Guilbert have been included in our financial statements since June 2, 2003, the date of acquisition. Accordingly, the second quarter and first half of 2003 include only one month of Guilbert operations, compared to three and six months of Guilbert operations in 2004.

Overall	Second Quarter				First Half
($ in millions)	2004		2003		2004		2003
Sales	$3,162.3	100.0%	$2,815.7	100.0%	$6,767.5	100.0%	$5,871.6	100.0%
Cost of goods sold and occupancy costs	2,188.6	69.2%	1,955.6	69.5%	4,657.8	68.8%	4,052.5	69.0%

Gross profit	973.7	30.8%	860.1	30.5%	2,109.7	31.2%	1,819.1	31.0%
Store and warehouse operating and selling expenses	699.7	22.1%	651.5	23.1%	1,489.7	22.0%	1,322.6	22.5%

Segment operating profit	274.0	8.7%	208.6	7.4%	620.0	9.2%	496.5	8.5%

General and administrative expenses	150.8	4.8%	126.7	4.5%	316.8	4.7%	252.0	4.3%
Other operating expenses, net	3.3	0.1%	0.2	0.0%	7.9	0.1%	1.4	0.0%

Operating profit	$119.9	3.8%	$81.7	2.9%	$295.3	4.4%	$243.1	4.2%

The table above provides a subtotal for segment operating profit. We use this measure of performance to assess the operations of each business unit, and we believe it is useful to investors because it reflects each segment’s direct activity. Our general and administrative expenses primarily consist of personnel and related costs associated with global support functions. Because these functions support all segments of our business, we do not consider these costs, or interest and certain other costs, in determining our segment profitability. Other companies may charge more or less general and administrative expenses and other costs to their segments, and our results therefore may not be comparable to similarly titled measures used by other entities. Our measure of segment operating profit should not be considered as an alternative to operating income or net earnings determined in accordance with accounting principles generally accepted in the United States of America.

INTERNATIONAL GROUP

	Second Quarter				First Half
($ in millions)	2004		2003		2004		2003
Sales	$826.8	100.0%	$570.9	100.0%	$1,801.6	100.0%	$1,073.4	100.0%
Cost of goods sold and occupancy costs	505.3	61.1%	341.8	59.9%	1,104.1	61.3%	634.3	59.1%

Gross profit	321.5	38.9%	229.1	40.1%	697.5	38.7%	439.1	40.9%
Store and warehouse operating and selling expenses	214.7	26.0%	158.5	27.8%	453.6	25.2%	295.8	27.6%

Segment operating profit	$106.8	12.9%	$70.6	12.3%	$243.9	13.5%	$143.3	13.3%

Sales in the International Group increased 45% (38% in local currency) in the second quarter and 68% (56% in local currency) in the first half of 2004, compared to the same periods in 2003. The increase in sales reflects additional revenue generated by the Guilbert contract business, whose operations have been included in our International results since acquisition on June 2, 2003. The change in exchange rates from the corresponding periods of the prior year increased sales reported in U.S. dollars by $42.0 million for the quarter and $122.9 million for the first half of the year. Second quarter sales measured in U.S. dollars increased in all countries, while local currency declines were primarily in Germany, the Netherlands and Japan. European catalog sales declined slightly, as continued improvement in the United Kingdom was offset by softness in other major European countries. Catalog sales in recently opened markets continue to show strong percentage growth. Comparable contract sales declined in the quarter and year to date. European retail comp sales were positive for the second consecutive quarter, and positive comps are expected to continue over the second half of 2004.

Gross profit as a percentage of sales decreased in both the second quarter and first half of 2004, reflecting a higher mix of lower margin contract sales, partially offset by better buying and increased purchasing discounts following our acquisition of Guilbert.

The increase in total store and warehouse operating and selling expenses primarily reflects the addition of the Guilbert operations, partially offset by planned cost reductions. Additionally, during the second quarter of 2004, the Company recognized a $9.4 million gain from the settlement of certain claims related to our distribution network in Europe. The Company expects to incur expenses (including capital expenditures) in future fiscal periods related to this facility, and those costs may equal or exceed the gain realized from this recovery.

The Company has reached an agreement with its French Works Council on the planned closure of an existing Office Depot warehouse in France by mid-2005. These operations will be transferred to a newly constructed warehouse with less costly and more efficient operations. We expect severance-related and relocation costs to be approximately $19 million. Severance costs will be recognized over the employees’ future service period, and other costs will be recognized as incurred.

Segment operating profit was positively affected by foreign exchange rates during the second quarter and first half by $7.1 million and $19.9 million, respectively, when translated into U.S. dollars.

In April 2004, the Company announced the acquisition of the business in Hungary that previously operated Office Depot retail stores and a direct sales business under an Office Depot license agreement. The acquisition will be the Company’s first expansion into Eastern Europe as a wholly owned business, rather than under non-investment based licensed agreements. The acquisition and subsequent expansion adds four retail stores, a distribution center and additional Internet sales capabilities to the International Group’s operations. Future expansion is expected to add up to 17 stores in Hungary by the end of 2006. The acquisition did not have a significant impact on operations for the second quarter.

BUSINESS SERVICES GROUP

	Second Quarter				First Half
($ in millions)	2004		2003		2004		2003
Sales	$995.5	100.0%	$967.6	100.0%	$2,021.9	100.0%	$1,991.9	100.0%
Cost of goods sold and occupancy costs	683.1	68.6%	651.6	67.3%	1,377.2	68.1%	1,342.8	67.4%

Gross profit	312.4	31.4%	316.0	32.7%	644.7	31.9%	649.1	32.6%
Store and warehouse operating and selling expenses	216.4	21.7%	224.3	23.2%	451.9	22.4%	460.4	23.1%

Segment operating profit	$96.0	9.7%	$91.7	9.5%	$192.8	9.5%	$188.7	9.5%

Business Services Group sales increased 3% in the second quarter and 2% in the first half of 2004. The increase reflects 3% growth in the contract business for both the quarter and year-to-date, offset by catalog sales declines early in the year. Catalog sales have shown improved trends during the second quarter of 2004. Domestic e-commerce sales grew by 12% for both the second quarter and for the first half of 2004. Total BSG sales in the furniture, supplies, and technology categories increased in both periods. Catalog sales of paper and other supplies declined during the second quarter.

The decline in gross profit as a percent of sales reflects increased catalog and e-commerce promotional activity, as well as absorption of higher product costs in some categories and a higher percentage of contract business that operates at somewhat lower margins.

Total store and warehouse operating and selling expenses decreased in both the second quarter and first half of 2004 compared to the same periods in 2003, reflecting continued success in streamlining operations. As the Company has shifted toward third party deliveries, those fees have increased, while payroll and in-house delivery-related costs have declined resulting in an overall decline in delivery costs as a percent of sales. Also during the period, advertising expense and accounts receivable collection fees declined.

NORTH AMERICAN RETAIL DIVISION

	Second Quarter				First Half
($ in millions)	2004		2003		2004		2003
Sales	$1,340.5	100.0%	$1,278.1	100.0%	$2,945.1	100.0%	$2,807.8	100.0%
Cost of goods sold and occupancy costs	1,000.6	74.6%	962.6	75.3%	2,177.2	73.9%	2,076.1	73.9%

Gross profit	339.9	25.4%	315.5	24.7%	767.9	26.1%	731.7	26.1%
Store and warehouse operating and selling expenses	268.6	20.1%	269.1	21.1%	584.3	19.9%	567.1	20.2%

Segment operating profit	$71.3	5.3%	$46.4	3.6%	$183.6	6.2%	$164.6	5.9%

Sales in the North American Retail Division increased 5%, both in the second quarter and in the first half of 2004, compared to the same periods in 2003. Comparable store sales in the 867 stores in the U.S. and Canada that have been open for more than one year increased 3% for both the second quarter and the first half of 2004.

The increase in comparable sales for the second quarter was driven by an 18% increase in sales in the overall technology category and a 4% increase in furniture, reflecting focused advertising, as well as additional product selection and remerchandising efforts. For the six months ended June 2004, comparable sales of the overall technology category increased 15% and furniture increased 6%. While furniture increased, the aggregate furniture and other category declined 2% for the quarter and first half of 2004. Sales of core office supplies decreased 3% for the quarter and 1% for the first half of 2004, in part reflecting the higher sales in 2003 from the launch of Ink Depot. The number of comparable transactions decreased in our retail stores while average transaction size increased for both the second quarter and first half of 2004. In March 2004, the Company launched a customer loyalty program in an effort to drive traffic and increase sales and has registered over one million initial members.

Gross profit for the quarter and first half benefited from top line sales growth. Increases in sales of technology products, which generally have lower margins, adversely affected gross profit as a percentage of sales, but stronger furniture sales and lower occupancy costs provided benefits in both periods. Gross margin percentages in core office supply categories increased on a year-over-year basis. Additionally, enhanced product control and placement reduced inventory shrinkage during the period. These benefits were partially offset by costs associated with the loyalty program.

Store payroll expenses gained leverage from increased sales. Employee expenses declined from an improved staffing model, partially offset by increased benefit costs. Store operating costs declined, primarily from favorable comparisons to higher operating costs incurred in 2003 relating to the launch of Ink Depot. However, these savings were partially offset by planned higher advertising expenses in 2004 compared to the same period in the prior year. For the first half of 2004, operating expenses also reflect activities associated with three store closures.

During the second quarter, the Company opened one new retail store, bringing to four the number of new retail stores opened in the first half of 2004, and the total stores operated throughout the United States and Canada to 901. The North American Retail Division also sells through non-traditional locations such as military bases and grocery store locations. The number of non-traditional locations totaled 17 for the second quarter of 2004 and 10 for the same period in 2003.

The Company announced plans to acquire 124 former Kids “R” Us retail store locations from Toys “R” Us, Inc. As previously announced, the Company plans to dispose of a number of these stores, and to open approximately 45 to 50 Office Depot retail stores in the former Kids “R” Us locations that will be retained. This purchase will be completed in phases, with some stores transferred during the second quarter. Including the stores relating to this acquisition, the Company expects to open approximately 80 new stores during 2004.

On June 30, 2004, the Company revealed a new store format that has been designed to be more appealing to customers and less costly to construct and operate. This format, referred to as “M2,” is expected to be used in all future new store openings and in approximately 40 remodels during the remainder of 2004.

CORPORATE AND OTHER

Income and expenses not allocated to our business segments consist of general and administrative expenses, interest income and expense, income taxes and inter-segment transactions.

Other Operating Expenses: For the second quarter and first half of 2004, costs relating to Guilbert integration activities totaled approximately $2.2 million and $5.6 million, respectively. Other expenses primarily relate to pre-opening activities.

General and Administrative Expenses: The increase in general and administrative expenses for the second quarter and first half of 2004 primarily reflects the addition of costs relating to our acquired Guilbert operations, as well as the impact of translating international general and administrative expenses at weaker U.S. dollar exchange rates, and increased compliance-related professional fees. As noted in our 2003 Annual Report on Form 10-K, other companies may charge more or less of their general and administrative costs to their segments; as a result, comparisons to their operations could be difficult. We continue to review the costs and benefits of additional allocations to the operating segments but have not yet concluded this analysis.

Interest Income and Expense: The decrease in interest income during the first half of 2004 compared to the same period last year reflects lower domestic interest earned on cash, coupled with a lower cash balance held in Europe, which earned a higher return in 2003. The increase in interest expense reflects the impact of additional interest relating to the issuance of $400 million of notes in August 2003.

Miscellaneous Income: Miscellaneous income for the second quarter and first half of 2003 includes recognition of approximately $11.7 million of net foreign currency gains, primarily resulting from holding euros during the second quarter of 2003 in advance of purchasing Guilbert on June 2, 2003.

Income Taxes: The effective income tax rate has declined to 30% this quarter. This decline reflects a higher proportion of international income, which is taxed at lower rates.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 2004, net cash provided by operating activities totaled $307.6 million, compared to $174.1 million during the same period last year. This change primarily reflects increased earnings and higher depreciation and amortization related to International expansion, as well as reduced working capital needs, primarily from changes in inventory and accounts payable balances.

Net cash used in investing activities was $212.8 million in the first half of 2004, compared to $671.1 million in the same period last year. The use in 2004 is primarily a result of capital expenditures, including payments made in connection with our acquisition of certain Kids “R” Us properties from Toys “R” Us, Inc., and a purchase of $50 million of short-term investments. Capital expenditures in the first half of 2004 also reflect payments to acquire land for a new corporate support center to be built in Boca Raton, Florida, the opening of four new office supply stores, and three relocations in North America, as well as continued spending on corporate information technology. The use in 2003 reflects the initial payment in June 2003 for the acquisition of Guilbert. The second installment of that acquisition was made in the third quarter of 2003. Investing activities in 2003 also reflect cash proceeds from the sale of our Australian business.

In March 2004, the Company announced it had reached an agreement with Toys “R” Us to acquire 124 of their former Kids “R” Us stores for $197 million in cash plus the assumption of lease obligations. Also in March, the Company reached an agreement with PETCO Animal Supplies, Inc. under which PETCO agreed to acquire from the Company 20 of the former Kids “R” Us stores for approximately $45 million in cash plus the assumption of related lease obligations. Through the end of the second quarter, the Company has closed on the purchase of 25 stores while 15 stores have been removed from the transaction by price adjustments and mutual agreement. Of the total properties to be acquired (currently 109, after the agreed upon removals), the Company plans to convert 45 to 50 of these stores to Office Depot retail stores and intends to sell or sublet the remaining stores. The remaining portions of this transaction are expected to close in phases over the second half of 2004.

In April 2004, the Company announced an agreement to acquire the business of Elso Iroda Superstore Kft, which has been operating Office Depot retail stores and direct sales businesses in Hungary under license from Office Depot. At acquisition, the company operated three retail stores, a distribution center and Internet sales facility in Hungary; a fourth retail store opened in the second quarter. The business is projected to generate $25 million (U.S. dollars) in sales during 2004, and is reported in the International Group.

The purchase price of Guilbert is subject to an upward adjustment of 40 million euro, payable at the Company’s discretion in Office Depot common stock or cash, if Office Depot stock closes above $20 per share for five consecutive days over an 18-month period following the closing date of the acquisition (beginning June 2, 2003).

Net cash provided by financing activities was $24.7 million in the first half of 2004 compared to $25.4 million during the same period in 2003. Issuance of common stock under employee-related plans added $45.7 million, partially offset by open market purchases of treasury stock.

In April 2004, the Company replaced its existing credit facility with a $750 million 5-year unsecured multi-currency revolving credit facility. Up to $350 million is available for standby and trade letters of credit. Upon mutual agreement, the maximum borrowing may be increased to $900 million. The agreement provides borrowings up to the total amount in the following currencies: U.S. dollars, British pounds, euro, or yen. The Company may elect interest periods of one, two, three, six, nine or twelve months. Interest is based on the London Interbank Offering Rate, plus a spread determined at the time of usage. Based on current credit ratings, borrowings include a spread of 0.625%. The amount outstanding under the previous credit facility remains outstanding under this agreement. At June 26, 2004, we had approximately $577.4 million of available credit under our revolving credit facility and letters of credit outstanding totaling $72.8 million.

The Company believes that available cash and short-term investments, as well as cash flow from operations, is sufficient to fund ongoing operations and planned capital expenditures.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains both historical statements and other statements that you may use in seeking to infer future performance. Examples of historical statements include our quarterly financial statements and the commentary on past performance contained in our MD&A.

However, certain statements in this Quarterly Report on Form 10-Q, as well as in our other public filings, website and press releases, and in oral communications made by our representatives, are based on current expectations or plans and are subject to risks and uncertainties and thus constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Section 21E of the Securities Exchange Act of 1934, as amended. For such forward-looking statements, we claim the protection of the safe harbor provisions in those statutes. Forward-looking statements include, without limitation, statements concerning trends such as office products and services sales or margin trends or demographic trends, the number or location of planned new store openings, or the anticipated levels of capital expenditures. While we have specifically identified certain statements as being forward-looking in the context of their presentation, we caution you that, with the exception of statements that are clearly historical, all other statements contained in this Quarterly Report on Form 10-Q should be considered to be forward-looking statements. Without limiting the generality of the preceding sentences of this paragraph, any time we use the words “estimate,” “plan,” “probably,” “should,” “may,” “project,” “intend,” “expect,” “believe,” “anticipate,” “continue,” and similar terms or expressions, we intend to clearly express that the accompanying statement deals with possible future events and is forward-looking in nature.

Unless otherwise required by applicable securities laws, we assume no obligation to update any of our forward-looking statements to reflect subsequent events or circumstances.

The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 27, 2003, could cause results to differ materially from management expectations as projected in such forward-looking statements: changes in economic conditions generally or in the markets we serve; the impact of events related to any terrorist actions; consumer preferences and spending patterns; competition from other office products and services chains, independent office products and services stores, mail order and Internet providers of office products and services, and various other retailers including convenience, grocery, electronics, variety and discount stores; the introduction of new products; changes in state or federal legislation or regulations; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; changes in accounting policies and practices; our ability to hire and retain store and management personnel; our relationships with our suppliers; our ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims.

The following are additional such factors relating to the Kids “R” Us/Toys “R” Us transaction and the implementation of our M2 retail format and updated such factors relating to the continuing evolution of our executive management structure:

Risks Specific to the Kids “R” Us/Toys “R” Us Transaction

During the first quarter, we announced plans to acquire from Toys “R” Us, Inc. (“TRU”) 124 former Kids “R” Us (“KRU”) retail store locations. We also announced that we plan to use 45 to 50 of those locations for Office Depot retail store locations. Of the remaining number, Office Depot plans either to negotiate with TRU to remove certain locations from the transaction or to dispose of the balance. To date, we have reached agreement on the disposal of 20 locations that we do not intend to use for Office Depot retail store locations. Many of the retail store locations we plan to open in 2004 are part of the TRU transaction. The transaction is somewhat complex and involves a series of multiple closings on various locations included in the total transaction. The purchase will be completed in phases, with some properties transferred during the second quarter and others scheduled to be transferred throughout the balance of the year.

In the event TRU is unable to deliver, or is delayed in delivering, locations that Office Depot deems desirable for opening Office Depot retail store locations, such failure to deliver or delay in delivery could have a materially adverse effect on our plans to open approximately 80 retail store locations in 2004. If we are not successful in disposing of the former KRU locations that we have determined to be unsuitable for opening Office Depot retail locations, we could be faced with carrying excess vacant real estate locations, which could reduce our anticipated return on the TRU transaction, and also could have an adverse financial effect on our Company that could be material.

Further, many of the KRU locations that the Company expects to open as Office Depot retail stores will face strong competitive pressures. Throughout their useful lives, these retail locations must generate operating cash flows that are at least sufficient to recover the remaining book value of the initial purchase price and related capitalized and operating costs. Should these stores fail to meet future cash flow expectations, the carrying value of the stores and related assets may need to be written down. If required, such a write down could have a material adverse effect on future results of operations.

Risks Specific to the Opening of M2 Retail Format

We recently announced, on June 30, 2004, a new retail store format, which we call “M2.” We believe that it will be more appealing and easier for customers to shop, as well as less costly to construct and operate. The M2 format is expected to be used in all new retail store openings and in approximately 40 remodels during the remainder of 2004. While we have a high degree of confidence that M2 will be as successful as we anticipate, there is no guarantee that we will realize all of the benefits expected from this substantial change in the format of our retail stores. If it should turn out to be less appealing to customers when implemented than it appears to be from our tests with focus groups and the initial reactions to the opening of a single store in Florida, M2 could fail to deliver the expected increase in retail store sales that we expect and could have a materially adverse effect on expected future results from operations of our North American retail stores.

Similarly, we expect to realize significant cost savings in both the costs of construction and operation of M2 format stores. If we fail to achieve the expected savings in either construction or operation of these stores, our anticipated future results from North American retail stores could be adversely affected.

Update on Executive Management Risk Factor

In our Form 10-K filed earlier this year, we identified as a risk factor the continuing evolution of our executive management structure. Since the date of filing of our Form 10-K, we have continued to see changes in our senior executive management structure. Our President, North American Retail Stores left our Company earlier this year, as did our Executive Vice Presidents of Marketing and Human Resources. Replacements for these persons to date include Rick Lepley, our EVP of North American Retail Stores, Carl (Chuck) Rubin who was named Chief Merchandising Officer during the first quarter of this year and recently was named Chief Marketing Officer as well, and by Frank Scruggs, who was named EVP, Human Resources earlier this year. To date, the search for a President, North America, first announced in the fourth quarter 2003, has not resulted in filling that position. As mentioned in our Form 10-K, such extensive change in senior management has resulted in numerous changes throughout our management organizations, with uncertain outcomes. There is no assurance that we have filled the mentioned positions, or that we will fill future openings, with the best persons for the jobs, or that the executive team will function in a cohesive and effective manner. As a result, our future operations and results may be materially and possibly adversely affected.

Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

During the first half of 2004, the Company has entered into a series of interest rate swap agreements that effectively convert $400 million of fixed-rate debt into variable rates. At June 26, 2004, there had not been any other material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2003 Annual Report on Form 10-K.

Foreign Exchange Rate Risks

The acquisition of Guilbert S.A. in June 2003 increased our operations in countries with the euro or British pound as functional currencies, when compared to the first five months of 2003. Accordingly, a greater percentage of the Company’s reported results of operations is subject to changes in foreign currency exchange rates. As with our previously existing business in Europe, the Guilbert operations generally are conducted in the relevant local currency and Office Depot’s overall foreign currency transaction exposure has not changed materially. Otherwise, at June 26, 2004, there had not been any material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2003 Annual Report on Form 10-K.

Item 4    CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the corporation’s disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis.

(b)	The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in refinements to processes throughout the Company. However, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2   CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information with respect to purchases we made of our common stock during the first half of our 2004 fiscal year:

				(d) Maximum
				Number of Shares
				(or Approximate
			(c) Total Number of	Dollar Value) that
			Shares Purchased as	May Yet Be
			Part of Publicly	Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
	Shares Purchased	Paid per Share	Programs (1)	Programs
Balance as of December 27, 2003
December 28, 2003 – January 24, 2004	13,761 (2)	$16.42	—	$50,000,000
January 25, 2004 – February 21, 2004	—	—	—	—
February 22, 2004 – March 27, 2004	—	—	—	—
March 28, 2004 – April 24, 2004	113,630	$18.89	113,630	$47,853,000
April 25, 2004 – May 22, 2004	324,380	$17.24	324,380	$42,259,700
May 23, 2004 – June 26, 2004	377,520	$17.04	377,520	$35,827,800
Total / Balance as of June 26, 2004	829,291	$17.36	815,530	$35,827,800

(1)	On October 26, 2001, the Company announced that its Board of Directors authorized a common stock repurchase program. Under the program, the Company is authorized to repurchase up to $50 million of its common stock annually until such program is terminated by the Board.

(2)	Shares of common stock delivered or restricted shares of common stock withheld to pay income tax or other tax liabilities with respect to the vesting of restricted stock, exercise of stock options, or the settlement of performance share awards.

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of stockholders was held on May 14, 2004. Of the total number of common shares outstanding on March 10, 2004, a total of 277,101,092 were represented in person or by proxy. Results of votes with respect to proposals submitted at that meeting are as follows:

a.	To elect 12 nominees to serve as directors to hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified. Our stockholders voted to elect all 12 nominees to serve as directors. Votes recorded, by nominee, were as follows:

		Against/
Nominee	For	Withheld
Lee A. Ault, III	198,241,471	78,859,621
Neil R. Austrian	199,860,314	77,240,778
David W. Bernauer	261,337,922	15,763,170
Abelardo E. Bru	261,138,400	15,962,692
David I. Fuente	199,534,398	77,566,694
Brenda J. Gaines	198,762,431	78,338,661
Myra M. Hart	261,154,002	15,947,090
W. Scott Hedrick	199,701,798	77,399,294
James L. Heskett	198,729,698	78,371,394
Patricia H. McKay	261,124,526	15,976,566
Michael J. Myers	198,551,602	78,549,490
Bruce Nelson	197,030,796	80,070,296

b.	To ratify our Board’s appointment of Deloitte & Touche LLP as our independent public accountants for the 2004 fiscal year. Our stockholders voted to approve this proposal with 267,078,147 votes for and 6,185,352 votes against. There were 3,609,275 abstentions and 34,784,743 broker non-votes.

c.	To consider amendment of the Company’s Long-term Equity Incentive Plan to increase the number of shares authorized for issuance under the plan by 15,000,000 shares. Our stockholders voted to approve this proposal with 179,022,752 votes for and 68,236,439 votes against. There were 1,606,585 abstentions and 62,791,741 broker non-votes.

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

10.1	Five Year Credit Agreement dated as of April 30, 2004 by and among the Company and Citicorp USA, Inc. as syndication agent, Wachovia Bank, National Association as administrative agent, Citigroup Global Markets Inc. and Wachovia Capital Markets, LLC as lead arrangers, and Citigroup Global Markets Inc. as the sole bookrunner.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Section 1350 Certification

     b) Reports filed or furnished on Form 8-K

1.	Form 8-K filed with the SEC on April 9, 2004 indicating that Office Depot had issued a press release announcing the acquisition of the Hungarian company, Elso Iroda Superstore KFT, which has been operating Office Depot retail stores and direct sales businesses in Hungary under license from Office Depot.

2.	Form 8-K filed with the SEC on April 22, 2004 indicating that Office Depot had issued a press release regarding financial results for the first quarter of 2004.

3.	Form 8-K filed with the SEC on June 1, 2004 announcing broadcast of Bruce Nelson’s presentation at the Sanford Bernstein Strategic Decisions Conference on June 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC.
(Registrant)

Date: July 22, 2004	By:	/s/ Bruce Nelson

Bruce Nelson
Chief Executive Officer

Date: July 22, 2004	By:	/s/ Charles E. Brown

Charles E. Brown
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date: July 22, 2004	By:	/s/ James A. Walker

James A. Walker
Senior Vice President, Finance and Controller (Principal Accounting Officer)