Form 10-Q
period 2004-09-25
OFFICE DEPOT INC
filed 2004-10-20
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 25, 2004

or

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

The registrant had 312,413,560 shares of common stock outstanding as of October 14, 2004.

PART I. FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	As of	As of
	September 25,	December 27,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$1,086,429	$790,889
Short-term investments	152,279	100,234
Receivables, net	1,175,697	1,112,417
Merchandise inventories, net	1,133,775	1,336,341
Deferred income taxes	148,727	169,542
Prepaid expenses and other current assets	93,225	67,305

Total current assets	3,790,132	3,576,728
Property and equipment, net	1,309,128	1,244,295
Goodwill	1,001,135	1,004,122
Other assets	335,045	320,097

Total assets	$6,435,440	$6,145,242

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,271,463	$1,323,179
Accrued expenses and other current liabilities	788,171	809,073
Income taxes payable	195,087	132,085
Current maturities of long-term debt	10,352	12,916

Total current liabilities	2,265,073	2,277,253
Deferred income taxes and other long-term liabilities	251,021	244,600
Long-term debt, net of current maturities	839,779	829,302
Commitments and contingencies
Stockholders’ equity:
Common stock - authorized 800,000,000 shares of $.01 par value; issued 403,366,876 in 2004 and 398,822,742 in 2003	4,034	3,988
Additional paid-in capital	1,238,989	1,175,497
Unamortized value of long-term incentive stock grants	(1,501)	(1,362)
Accumulated other comprehensive income	187,106	214,764
Retained earnings	2,590,104	2,304,737
Treasury stock, at cost – 90,781,283 shares in 2004 and 88,628,803 in 2003	(939,165)	(903,537)

Total stockholders’ equity	3,079,567	2,794,087

Total liabilities and stockholders’ equity	$6,435,440	$6,145,242

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 26, 2004 (the “2003 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Sales	$3,327,804	$3,235,580	$10,095,281	$9,107,140
Cost of goods sold and occupancy costs	2,286,160	2,219,984	6,943,949	6,272,450

Gross profit	1,041,644	1,015,596	3,151,332	2,834,690
Store and warehouse operating and selling expenses	734,784	720,119	2,224,498	2,042,744
General and administrative expenses	162,864	146,434	479,629	398,406
Other operating expenses	9,199	7,554	17,066	9,001

	906,847	874,107	2,721,193	2,450,151

Operating profit	134,797	141,489	430,139	384,539
Other income (expense):
Interest income	4,805	1,611	12,677	11,466
Interest expense	(16,508)	(14,530)	(47,780)	(37,785)
Miscellaneous income, net	5,400	3,324	13,818	19,490

Earnings from continuing operations before income taxes and cumulative effect of accounting change	128,494	131,894	408,854	377,710
Income taxes	38,548	40,228	123,487	122,480

Earnings from continuing operations before cumulative effect of accounting change	89,946	91,666	285,367	255,230
Discontinued operations, net	—	—	—	1,153
Cumulative effect of accounting change, net	—	—	—	(25,892)

Net earnings	$89,946	$91,666	$285,367	$230,491

Earnings per share from continuing operations before cumulative effect of accounting change:
Basic	$0.29	$0.30	$0.92	$0.83
Diluted	0.28	0.29	0.90	0.82
Cumulative effect of accounting change:
Basic	—	—	—	(0.08)
Diluted	—	—	—	(0.08)
Net earnings per share:
Basic	$0.29	$0.30	$0.92	$0.75
Diluted	0.28	0.29	0.90	0.74

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2003 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	39 Weeks Ended
	September 25,	September 27,
	2004	2003
Cash flow from operating activities:
Net earnings	$285,367	$230,491
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change, net	—	25,892
Depreciation and amortization	191,686	171,743
Charges for losses on inventories and receivables	78,335	100,110
Changes in working capital and other	16,604	(38,617)

Net cash provided by operating activities	571,992	489,619

Cash flows from investing activities:
Acquisition, net of cash acquired	(7,900)	(918,966)
Capital expenditures	(246,834)	(145,202)
Deposit on asset group purchase	(17,361)	—
Proceeds from disposition of assets and deposits received	41,253	41,054
Purchase of short-term investments	(53,475)	—
Sale of short-term investments	—	6,435

Net cash used in investing activities	(284,317)	(1,016,679)

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	56,263	42,533
Proceeds from issuance of notes	—	398,880
Acquisition of treasury stock	(35,253)	—
Net payments on long- and short-term borrowings	(9,182)	(3,511)

Net cash provided by financing activities	11,828	437,902

Effect of exchange rate changes on cash and cash equivalents	(3,963)	35,031

Net increase (decrease) in cash and cash equivalents	295,540	(54,127)
Cash and cash equivalents at beginning of period	790,889	877,088

Cash and cash equivalents at end of period	$1,086,429	$822,961

Supplemental disclosure of other cash flow activities:
Interest paid	$58,811	$36,306
Income taxes paid	48,367	73,178
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital leases	$14,713	$1,459

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2003 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

Office Depot, Inc., including consolidated subsidiaries (the “Company”), is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 27, 2003 has been derived from audited financial statements at that date. The condensed interim financial statements as of September 25, 2004 and for the 13- and 39-week periods ending September 25, 2004 (also referred to as “the third quarter of 2004” and “year-to-date 2004,” respectively) and September 27, 2003 (also referred to as “the third quarter of 2003” and “year-to-date 2003,” respectively) are unaudited. However, in our opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

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

At the start of fiscal year 2003, the Company adopted Emerging Issues Task Force Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. This accounting change resulted in a $25.9 million after-tax charge, or $0.08 per share, reflecting the cumulative effect of adoption.

On June 2, 2003, the Company acquired all of the common stock of Guilbert S.A. (“Guilbert”), a corporate group that represented one of the largest contract stationers in Europe. The activities of Guilbert have been reflected in the financial statements since the date of acquisition.

Note B – Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Had costs for these plans been determined using the fair value accounting method as prescribed in Statement of Financial Accounting Standard (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended, the Company would have recognized additional compensation expense as indicated in the pro forma information below.

	Third Quarter		Year-to-Date
(In thousands, except per share amounts)	2004	2003	2004	2003
Net earnings as reported	$89,946	$91,666	$285,367	$230,491
Stock-based employee compensation cost included in net earnings as reported, net of tax	118	174	349	365
Compensation expense under FAS 123, net of tax	(5,131)	(6,039)	(14,602)	(16,918)

Pro forma net earnings	$84,933	$85,801	$271,114	$213,938

Net earnings per share – Basic
As reported	$0.29	$0.30	$0.92	$0.75
Pro forma	0.27	0.28	0.87	0.69
Net earnings per share – Diluted
As reported	$0.28	$0.29	$0.90	$0.74
Pro forma	0.27	0.27	0.86	0.68

Note C – Comprehensive Income

Comprehensive income represents all non-owner changes in stockholders’ equity and consists of the following:

	Third Quarter		Year-to-Date
(In thousands)	2004	2003	2004	2003
Net earnings	$89,946	$91,666	$285,367	$230,491
Other comprehensive income (loss):
Foreign currency translation adjustments, net	12,268	2,405	(24,984)	80,786
Proceeds from cash flow hedge	—	16,444	—	16,444
Amortization of gain on cash flow hedge	(415)	—	(1,244)	—
Unrealized losses on available-for-sale securities	—	—	(1,430)	—

Total comprehensive income	$101,799	$110,515	$257,709	$327,721

Note D – Asset Group Purchase

In March 2004, the Company reached an agreement with Toys “R” Us, Inc. to acquire 124 of their former Kids “R” Us stores for $197 million in cash plus the assumption of lease obligations. Also in March, the Company reached an agreement with PETCO Animal Supplies, Inc. under which PETCO agreed to acquire from the Company 20 of the former Kids “R” Us stores for approximately $45 million in cash plus the assumption of related lease obligations. Through the end of the third quarter 2004, the Company has closed on the purchase of 82 stores and 19 stores have been removed from the transaction through price adjustments and mutual agreement. Of the total stores to be acquired (currently 105, after the agreed-upon removals), the Company plans to convert approximately 50 of these stores to Office Depot retail stores and intends to sell or sublet the remaining stores. By the end of September, 17 stores had been transferred to third-party buyers. The remaining portion of this purchase is expected to close in phases by the end of 2004.

Note E – Earnings Per Share (“EPS”)

The information required to compute basic and diluted EPS is as follows:

	Third Quarter		Year-to-Date
(In thousands, except share amounts)	2004	2003	2004	2003
Numerator:
Net earnings	$89,946	$91,666	$285,367	$230,491
Denominator:
Weighted average shares outstanding:
Basic	312,598	310,463	311,738	308,999
Effect of dilutive stock options	3,436	5,179	4,191	4,059

Diluted	316,034	315,642	315,929	313,058

EPS:
Basic	$0.29	$0.30	$0.92	$0.75
Diluted	$0.28	$0.29	$0.90	$0.74

Options to purchase approximately 18.5 million shares of common stock were not included in our computation of diluted earnings per share for the third quarter of 2004 because their weighted average effect would have been anti-dilutive.

Note F – Segment Information

The following is a summary of our significant accounts and balances by segment, reconciled to consolidated totals. The International Group referred to below was formerly referred to as the International Division; no changes have been made to operations or balances.

	Sales
	Third Quarter		Year-to-Date
(In thousands)	2004	2003	2004	2003
North American Retail Division	$1,492,309	$1,451,915	$4,437,379	$4,259,759
Business Services Group	1,028,353	1,006,561	3,050,234	2,998,429
International Group	807,686	777,812	2,609,313	1,851,223

Total reportable segments	3,328,348	3,236,288	10,096,926	9,109,411
Eliminations	(544)	(708)	(1,645)	(2,271)

Total	$3,327,804	$3,235,580	$10,095,281	$9,107,140

	Segment Operating Profit
	Third Quarter		Year-to-Date
(In thousands)	2004	2003	2004	2003
North American Retail Division	$107,890	$101,014	$291,487	$265,587
Business Services Group	101,721	96,740	294,526	285,454
International Group	97,298	97,830	341,184	241,175

Total reportable segments	306,909	295,584	927,197	792,216
Eliminations	(49)	(107)	(363)	(270)

Total	$306,860	$295,477	$926,834	$791,946

A reconciliation of the measure of segment operating profit to consolidated earnings from continuing operations before income taxes and cumulative effect of accounting change follows:

	Third Quarter		Year-to-Date
(In thousands)	2004	2003	2004	2003
Total segment operating profit	$306,860	$295,477	$926,834	$791,946
General and administrative expenses	(162,864)	(146,434)	(479,629)	(398,406)
Interest income	4,805	1,611	12,677	11,466
Interest expense	(16,508)	(14,530)	(47,780)	(37,785)
Other, net	(3,799)	(4,230)	(3,248)	10,489

Earnings from continuing operations before income taxes and cumulative effect of accounting change	$128,494	$131,894	$408,854	$377,710

Total assets and goodwill by segment are as follows:

	Total Assets		Goodwill
	September 25,	December 27,	September 25,	December 27,
(In thousands)	2004	2003	2004	2003
North American Retail Division	$1,479,024	$1,551,734	$1,777	$1,739
Business Services Group	1,032,194	988,753	229,950	229,950
International Group	2,231,630	2,255,846	769,408	772,433

Total from reportable segments	4,742,848	4,796,333	1,001,135	1,004,122
Other	1,692,592	1,348,909	—	—

Total	$6,435,440	$6,145,242	$1,001,135	$1,004,122

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

Note G – Pension Disclosures

The Company assumed two defined benefit pension plans in connection with the acquisition of Guilbert in June 2003. Actuarial information for these plans was not available until the fourth quarter of 2003. Pension-related disclosures for 2004 are as follows:

	Third	Year-to-
(In millions)	Quarter	Date
Service cost	$2.2	$6.5
Interest cost	2.2	6.5
Expected return on assets	(1.7)	(4.9)

Net periodic pension cost	$2.7	$8.1

Amount funded	$1.5	$4.6

Note H – Share Repurchase Programs

In 2001, the Company’s board of directors authorized a $50 million annual common stock repurchase program that remains in effect until cancelled by the board. Through September 25, 2004, approximately 2.1 million shares have been purchased in open market transactions under the 2004 program for approximately $35.3 million. In September 2004, the board of directors authorized the Company to repurchase an additional $500 million of common stock over the next 12 to 24 months. The unused balance of approximately $14.7 million under the 2004 annual repurchase program remains available; however, the $50 million annual purchases that would be available under that program in each of 2005 and 2006 are included in the $500 million program.

Note I – Subsequent Event

On October 4, 2004, the Company announced the resignation of then-Chairman and Chief Executive Officer, Bruce Nelson, and the appointment of interim Chairman and CEO, Neil Austrian. Mr. Austrian has been a member of the Office Depot board of directors since 1998. Additionally, Mr. Austrian was a member of the board of Viking Office Products, Inc. from 1988 to the date of its merger with Office Depot. A search is being conducted for a permanent CEO to replace Mr. Austrian, although Mr. Austrian has committed to continuing as Chairman and CEO until the search process is concluded. The Company has previously announced it expects the search process to take from three to six months. Separation-related expenses payable to Mr. Nelson under his employment agreement will be included in the fourth quarter results of operations.

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Office Depot, Inc., together with our subsidiaries (collectively, the “Company”), is a global supplier of office products and services. We sell to consumers and businesses of all sizes through our three business segments: North American Retail Division, Business Services Group and International Group. Our International Group previously was referred to as the International Division; no changes have been made to operations or balances.

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

RESULTS OF OPERATIONS

OVERVIEW

In a September 2004 news release, we announced that we expected earnings for the third quarter and full year to fall below the consensus expectations of analysts familiar with the Company. Diluted earnings per share for the third quarter were $0.28, or $0.01 above the revised consensus expectations. Diluted earnings per share for the nine months ended September were $0.90. North American Retail Division comparable store sales, while up 1% for the quarter, were below our expectations and the 3% increase seen in each of the first two quarters of 2004. Segment gross profit benefited from higher margins on a broad range of products, offset by a mix shift to technology products. Operating expenses as a percent of sales declined. The Business Services Group increased sales for the quarter, but Viking catalog sales continued to lag expectations. Segment operating profit increased, largely driven by supply chain efficiencies. The International Group had positive impacts from translating sales at weaker U.S. dollar exchange rates, but local currency sales were down in the countries that are the largest operating profit contributors for the Company. Integration of last year’s Guilbert acquisition is progressing, but sales from the combined operations has not materialized to the extent anticipated. Operational efficiencies anticipated with the acquisition have been and are expected to continue to be realized. Additionally, several major storms disrupted operations in much of the eastern U.S. during the third quarter. The segment discussions below provide additional information about each segment’s sales and expenses.

The Company made two additional significant announcements recently. In September 2004, the board of directors authorized the Company to repurchase $500 million of Office Depot common stock over the next 12 to 24 months. The program is in addition to the remaining portion of the $50 million share repurchase program for 2004; however, the $50 million annual purchases that would be available under our previously established annual program in each of 2005 and 2006 are included in the $500 million program. The Company has sufficient cash resources for the repurchase plan and believes the current stock price undervalues the Company’s prospects for growth, profitability, and cash flow generation.

Further, on October 4, 2004, the Company announced the resignation of then-Chairman and Chief Executive Officer, Bruce Nelson, and the appointment of interim Chairman and CEO, Neil Austrian. Mr. Austrian has been a member of the Office Depot board of directors since 1998. Additionally, Mr. Austrian was a member of the board of Viking Office Products, Inc. from 1988 to the date of its merger with Office Depot. A search is being conducted for a permanent CEO to replace Mr. Austrian. The Company has previously announced it expects the search process to take from three to six months, although Mr. Austrian has committed to continuing as Chairman and CEO until the search process is concluded. Separation-related expenses payable to Mr. Nelson under his employment agreement will be included in the fourth quarter results of operations.

We are currently at work on a review of our overall cost structure. We anticipate communicating during the fourth quarter of 2004 the results of this review, including any costs or benefits that may follow.

At the start of fiscal year 2003, the Company adopted Emerging Issues Task Force Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. This accounting change resulted in a $25.9 million after-tax charge ($0.08 per share) being recognized in the first quarter of 2003, reflecting the cumulative effect of adoption. During the second quarter of 2003, the Company recognized a foreign currency gain of $0.03 per share from holding foreign currency in advance of the acquisition of Guilbert.

The operations of Guilbert have been included in our financial statements since June 2, 2003, the date of acquisition. Accordingly, the year-to-date 2003 results include four months of Guilbert operations, compared to nine months of Guilbert operations in 2004.

Overall

	Third Quarter				Year-to-Date
($ in millions)	2004		2003		2004		2003
Sales	$3,327.8	100.0%	$3,235.6	100.0%	$10,095.3	100.0%	$9,107.1	100.0%
Cost of goods sold and occupancy costs	2,286.2	68.7%	2,220.0	68.6%	6,944.0	68.8%	6,272.5	68.9%

Gross profit	1,041.6	31.3%	1,015.6	31.4%	3,151.3	31.2%	2,834.6	31.1%
Store and warehouse operating and selling expenses	734.7	22.1%	720.1	22.3%	2,224.5	22.0%	2,042.7	22.4%

Segment operating profit	306.9	9.2%	295.5	9.1%	926.8	9.2%	791.9	8.7%

General and administrative expenses	162.9	4.9%	146.4	4.5%	479.6	4.8%	398.4	4.4%
Other operating expenses, net	9.2	0.2%	7.6	0.2%	17.1	0.2%	9.0	0.1%

Operating profit	$134.8	4.1%	$141.5	4.4%	$430.1	4.2%	$384.5	4.2%

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

NORTH AMERICAN RETAIL DIVISION

	Third Quarter				Year-to-Date
($ in millions)	2004		2003		2004		2003
Sales	$1,492.3	100.0%	$1,451.9	100.0%	$4,437.4	100.0%	$4,259.8	100.0%
Cost of goods sold and occupancy costs	1,086.8	72.8%	1,056.5	72.8%	3,264.0	73.6%	3,132.6	73.5%

Gross profit	405.5	27.2%	395.4	27.2%	1,173.4	26.4%	1,127.2	26.5%
Store and warehouse operating and selling expenses	297.6	20.0%	294.4	20.3%	881.9	19.8%	861.6	20.2%

Segment operating profit	$107.9	7.2%	$101.0	6.9%	$291.5	6.6%	$265.6	6.3%

Sales in the North American Retail Division increased 3% in the third quarter and 4% in the first nine months of 2004, compared to the same periods in 2003. Comparable store sales in the 869 stores in the U.S. and Canada that have been open for more than one year (“comp sales”) increased 1% for the third quarter and 2% for the first nine months of 2004. The comp sales increase was less than anticipated by management; however, it was the third consecutive quarter of increases, reversing an extended period of quarterly comp sales declines in prior years. Fourth quarter 2004 comp sales are anticipated to increase in the low- to mid-single-digit range.

The increase in comparable sales continues to be led by sales of technology products, which increased in the double-digit range for the third quarter and the first nine months of 2004. Furniture sales declined 1% for the quarter and increased 4% year-to-date. The overall furniture and low-tech category, however, declined in both periods. Comparable sales of supplies declined 3% for the three months, and 1% for the nine months ended September 2004, in part reflecting the softer back-to-school season in 2004 and higher sales in 2003 from the launch of Ink Depot™. The number of comparable transactions decreased, while average transaction size increased for both the third quarter and the first nine months of 2004.

Gross profit as a percent of sales was unchanged for the quarter and decreased slightly on a year-to-date basis. The gross margin percentage for the quarter benefited from higher margins on a broad range of products, but was offset by an overall shift in sales mix to generally lower margin technology products. Gross margin also benefited from increased purchasing discounts the Company received and, in the year-to-date-period, reduced inventory shrinkage. These benefits were partially offset by costs associated with the Company’s loyalty program launched earlier this year.

Store and warehouse operating and selling expenses increased in total, but declined as a percent of sales. Store payroll expenses were lower from an improved staffing model, including lower average wage rates and a shift in the mix of part-time workers. Year-to-date store operating costs also declined, reflecting benefits generated by a broad range of cost reduction activities and favorable comparisons to higher operating costs incurred in 2003 from the launch of Ink Depot™. However, these savings were offset by planned higher advertising expenses in the third quarter and year-to-date 2004.

During the third quarter, the Company opened 24 new retail stores, closed two stores, and relocated six stores, bringing to 28 the number of new retail stores opened in the first nine months of 2004, and the total stores operated throughout the United States and Canada to 923. The North American Retail Division also sells through non-traditional locations such as military bases and grocery store locations. The number of non-traditional locations totaled 17 for the third quarter of 2004 and 13 for the same period in 2003.

By the end of the third quarter of 2004, the Company had closed on 82 stores of the total 124 former Kids “R” Us retail store locations to be acquired from Toys “R” Us, Inc. In addition to the completed acquisitions, 19 stores have been removed from the transaction by pricing adjustments and mutual agreement. Of the total acquired to date, 17 have been transferred to third-party buyers. The Company plans to open approximately 50 Office Depot retail stores in the former Kids “R” Us locations and will be remarketing the remaining locations. This acquisition is expected to be complete by the end of the year. The Company expects to open approximately 50 new stores during the fourth quarter of 2004, including both former Kids “R” Us and new store locations. An additional 15 stores are expected to be remodeled into our redesigned “M2” format by the end of 2004.

BUSINESS SERVICES GROUP

	Third Quarter				Year-to-Date
($ in millions)	2004		2003		2004		2003
Sales	$1,028.4	100.0%	$1,006.6	100.0%	$3,050.2	100.0%	$2,998.4	100.0%
Cost of goods sold and occupancy costs	707.0	68.8%	684.1	68.0%	2,084.2	68.3%	2,026.9	67.6%

Gross profit	321.4	31.2%	322.5	32.0%	966.0	31.7%	971.5	32.4%
Store and warehouse operating and selling expenses	219.7	21.3%	225.8	22.4%	671.5	22.0%	686.0	22.9%

Segment operating profit	$101.7	9.9%	$96.7	9.6%	$294.5	9.7%	$285.5	9.5%

Business Services Group sales increased 2%, both in the third quarter and the first nine months of 2004, compared to the same periods in 2003. The increase reflects growth in the contract business of 2% for the quarter and 3% year-to-date. Total commercial sales were up 3% for the quarter. The positive sales trends for the Office Depot catalog and 4Sure.com channels continued during the quarter, partially offset by a negative trend in the Viking catalog business. Year-to-date, total commercial sales increased slightly. Total Business Services Group sales of core office supplies increased approximately 1% for the quarter and year-to-date. Some softness in paper sales was more than offset by increased sales of ink and toner. Sales in the furniture and other category increased approximately 3% for the quarter and 2% for the first nine months of 2004. Fourth quarter 2004 sales are anticipated to increase in the low- to mid-single-digit range.

The decline in gross profit as a percent of sales reflects increased catalog and e-commerce promotional activity, as well as the effect of absorbing higher costs for paper and reacting to competitive pressures on other supply categories.

The improving trend for store and warehouse operating and selling expenses experienced during the first two quarters of 2004 continued during the third quarter. The improvement reflects our shift toward third party deliveries. Internal delivery-related payroll and benefits, as well as asset depreciation declined significantly, but were partially offset by an increase in third-party delivery costs. Also, advertising expense and accounts receivable collection fees declined during the third quarter and the year-to-date-period. The Company continues to focus on ways to streamline operations and lower ongoing costs for the warehouse, customer service and delivery functions.

INTERNATIONAL GROUP

	Third Quarter				Year-to-Date
($ in millions)	2004		2003		2004		2003
Sales	$807.7	100.0%	$777.8	100.0%	$2,609.3	100.0%	$1,851.2	100.0%
Cost of goods sold and occupancy costs	492.9	61.0%	479.9	61.7%	1,596.9	61.2%	1,114.2	60.2%

Gross profit	314.8	39.0%	297.9	38.3%	1,012.4	38.8%	737.0	39.8%
Store and warehouse operating and selling expenses	217.5	26.9%	200.1	25.7%	671.2	25.7%	495.8	26.8%

Segment operating profit	$97.3	12.1%	$97.8	12.6%	$341.2	13.1%	$241.2	13.0%

Sales in the International Group increased 4% (but decreased 5% in local currency) in the third quarter and increased 41% (increased 31% in local currency) in the first nine months of 2004, compared to the same periods in 2003. Year-to-date sales for September 2004 include nine months of Guilbert operations while the prior period includes results of operations only from the acquisition date of June 2, 2003. The change in exchange rates from the corresponding periods of the prior year increased sales reported in U.S. dollars by $69 million for the quarter and $192 million for the first nine months of the year.

While sales measured in U.S. dollars increased in most countries during the third quarter, sales in local currency declined in our larger businesses in the United Kingdom, Germany, France and the Netherlands. The continued increase in catalog sales in the United Kingdom, as well as in recently opened markets, was more than offset by declines in other European countries. Comparable contract sales declined in the double-digit range, primarily because of worse-than-expected performance in the Guilbert business in France and the United Kingdom. European retail comp sales have grown each quarter during 2004. Management expects our enhanced merchandise assortment and availability to support a continued positive trend in retail sales to continue for the balance of the year. Comparable contract sales in Japan were positive for the quarter, while catalog and retail sales were negative, resulting in an overall decline in comparable sales in that country. Fourth quarter 2004 sales for the International Group are anticipated to be flat to slightly negative in local currency.

Gross profit as a percentage of sales increased during the third quarter from increased purchasing discounts received by the Company and a shift in channel mix to more catalog sales, partially offset by competitive rate pressures. The decline in year-to-date gross profit as a percent of sales reflects the addition of generally lower margin contract business from the Guilbert acquisition, partially offset by increased purchasing discounts on higher volume following the acquisition.

The increase in total store and warehouse operating and selling expenses for the third quarter primarily reflects the impact of translating local currency expenses into U.S. dollars, as local currency expenses were down slightly. Selling payroll declined as Office Depot and Guilbert operations were combined; however, additional focus is being placed on enhancing the sales force to drive future sales growth. Advertising costs declined while delivery costs increased. For the year-to-date period, operating expenses increased from the addition of Guilbert operations, partially offset by planned cost reductions.

Additionally, in the year-to-date 2004 period, the Company recognized a $9.4 million gain from the settlement of certain claims related to our distribution network in Europe. The Company expects to incur expenses and capital expenditures in future fiscal periods related to this facility, and those costs may equal or exceed the gain realized from this recovery.

Also during the year-to-date 2004 period, the Company reached an agreement with its French Works Council on the planned closure of an existing Office Depot warehouse in France by mid-2005. These operations will be transferred to a newly constructed warehouse with less costly and more efficient operations. We expect severance-related and relocation costs to total approximately $19 million. Severance costs will be recognized over the employees’ future service period, and other costs will be recognized as incurred. Approximately $5 million was recognized through the end of September 2004, with no severance paid since completing the agreement.

Segment operating profit declined 1% (declined 10% in local currency) in the third quarter and increased 41% (increased 29% in local currency) for the nine months of 2004 compared to the same periods in 2003. Operating profit, translated into U.S. dollars, benefited from foreign currency exchange rates by $9 million during the quarter and $29 million during the first nine months of 2004.

CORPORATE AND OTHER

Income and expenses not allocated to our business segments consist of general and administrative expenses, interest income and expense, income taxes and inter-segment transactions.

Other Operating Expenses: For the third quarter and first nine months of 2004, new store pre-opening expenses totaled $7.3 million and $9.6 million, respectively. Other expenses primarily relate to Guilbert integration activities.

General and Administrative Expenses: The increase in general and administrative expenses for the first nine months of 2004 reflects the addition of Guilbert operations in June 2003 and an increase in compliance-related professional fees. The third quarter and year-to-date also reflect the impact of translating international general and administrative expenses at weaker U.S. dollar exchange rates and increased employee-related accruals. As noted in our 2003 Annual Report on Form 10-K, other companies may charge more or less of their general and administrative costs to their segments; and as a result, comparisons to their operations could be difficult.

Interest Income and Expense: The increase in interest income during the third quarter of 2004 compared to the same period last year reflects higher cash and investment balances this year. Cash was lower in the third quarter 2003 following the acquisition of Guilbert in June of that year. The increase in interest expense during the third quarter of 2004 compared to 2003 reflects the impact of additional interest expense relating to the issuance of $400 million of notes in August 2003.

Miscellaneous Income: The decline in miscellaneous income for the first nine months of 2004 compared to 2003 results from the 2003 recognition of approximately $12 million of net foreign currency gains, primarily from holding euro investments in advance of the Guilbert acquisition.

Income Taxes: The decline in the effective income tax rate for the year-to-date-period reflects a change in the second half of 2003 to a higher proportion of international income, which is taxed at lower rates.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2004, net cash provided by operating activities totaled $572.0 million, compared to $489.6 million during the same period last year. This change primarily reflects higher earnings, higher depreciation and amortization from the Guilbert acquisition and depreciation of higher capital additions. Working capital changes reflect the impact of a greater decrease in inventory during the nine months of 2004, as well as an increase in taxes payable following a deferral in U.S. federal tax payments granted to companies in counties declared disaster areas because of the significant storm activity that occurred during the third quarter of 2004.

Net cash used in investing activities was $284.3 million in the first nine months of 2004, compared to $1.0 billion in the same period last year. The use in 2004 is primarily a result of capital expenditures, including payments made in connection with our acquisition of certain Kids “R” Us properties from Toys “R” Us, Inc., and a purchase of $53.5 million of short-term investments. The remaining purchases of the Kids “R” Us stores are expected to be completed by the end of the year. The Company is attempting to find buyers for properties that will not be converted into Office Depot stores. Capital expenditures in the nine months of 2004 also reflect the opening of 28 new office supply stores, and nine relocations in North America, as well as continued spending on store remodels, and corporate information technology. Net cash used in 2003 reflects the payments for the acquisition of Guilbert, partially offset by cash proceeds from the sale of our Australian business and sales of short-term investments.

In April 2004, the Company announced an agreement to acquire the business of Elso Iroda Superstore Kft, which has been operating Office Depot retail stores and direct sales businesses in Hungary under license from Office Depot. At acquisition, the company operated three retail stores, a distribution center and an Internet sales facility in Hungary; a fourth retail store opened in the second quarter.

The purchase price of Guilbert is subject to an upward adjustment of 40 million euro, payable at the Company’s discretion in Office Depot common stock or cash, if Office Depot stock closes above $20 per share for five consecutive days over an 18-month period following the closing date of the acquisition (beginning June 2, 2003).

Net cash provided by financing activities was $11.8 million for the first nine months of 2004 compared to $437.9 million during the same period in 2003. Issuance of common stock under employee-related plans added $56.3 million in 2004, partially offset by $35.3 million of open market purchases of our common stock. In the third quarter of 2003, the Company issued $400 million of notes due 2013, as well as $42.5 million of common stock under employee-related plans.

In September 2004, the board of directors approved a $500 million common stock repurchase program that can extend over the next 12 to 24 months.

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

Based on current credit ratings, borrowings include a spread of 0.625%. The amount outstanding under the previous credit facility remains outstanding under this agreement. At September 25,

2004, we had approximately $579.8 million of available credit under our revolving credit facility and letters of credit outstanding totaling $73.2 million.

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

The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 27, 2003, could cause results to differ materially from management expectations as projected in such forward-looking statements: changes in economic conditions generally or in the markets we serve; the impact of events related to any terrorist actions or natural disasters (such as hurricanes); consumer preferences and spending patterns; competition from other office products and services chains, independent office products and services stores, mail order and Internet providers of office products and services, and various other retailers including convenience, grocery, electronics, variety and discount stores; the introduction of new products; changes in state or federal legislation or regulations; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; changes in accounting policies and practices; our ability to hire and retain store and management personnel; our relationships with our suppliers; our ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims.

The following are additional such factors and updates relating to the change in Chairman and CEO, the continuing evolution of our executive management structure, the Kids “R” Us/Toys “R” Us transaction and the implementation of our M2 retail format:

Risks Specific to the Change in Chairman and Chief Executive Officer

On October 4, 2004, our Company announced the resignation of our then-Chairman and Chief Executive Officer, Bruce Nelson. Mr. Nelson also resigned from our board of directors. On the same date, we announced the appointment of Neil Austrian, a long-time member of our board of directors, as interim Chairman and CEO, as well as the engagement of Heidrick & Struggles to assist our board in its search for a new Chief Executive Officer for our Company. We also estimated that it would take three to six months to identify and recruit a new CEO.

It is possible that the search process for a new CEO may take longer than currently anticipated. It is also possible that an extended delay in identifying and recruiting a new CEO may have an adverse impact on the performance of our Company. It is also possible that during a period of uncertainty while the recruiting process is underway, certain other senior executives may elect to depart the Company, resulting in the necessity of filling other senior level managerial positions. Or their performance may suffer during the interim period, due to lack of focus on operating matters while they are focused on the recruiting process. Such departures or lack of management focus, if any, could also have an adverse impact on the performance of our Company.

Our interim Chairman and CEO, Mr. Austrian, has committed to continuing various strategic initiatives during his tenure with the Company. However, since Mr. Austrian is an interim appointment, it is possible that he may not be able to cause such initiatives to move as quickly or successfully as might be the case if he were a permanent appointment. Failure of the Company to successfully pursue its strategic initiatives could have a material adverse impact on the performance of our Company.

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

The search for a President, North America, first announced in the fourth quarter 2003, has not resulted in filling the then-proposed new position. The Company has recently announced that it is no longer pursuing a search to fill that position. As mentioned in our Form 10-K, extensive changes in senior management have resulted in numerous changes throughout our management organizations, with uncertain outcomes. There is no assurance that we have filled the mentioned positions, or that we will fill future openings, with the best persons for the jobs, or that the executive team will function in a cohesive and effective manner. As a result, our future operations and results may be materially and possibly adversely affected.

Risks Specific to the Kids “R” Us/Toys “R” Us Transaction

During the first quarter, we announced plans to acquire from Toys “R” Us, Inc. (“TRU”) 124 former Kids “R” Us (“KRU”) retail store locations. We also announced plans to sell 20 of the former KRU stores to PETCO Animal Supplies, Inc. Through the end of the third quarter 2004, we have closed on 82 stores and 19 stores have been removed from the transaction through price adjustments and mutual agreement. Of the total stores to be acquired (currently 105, after the agreed-upon removals), the Company plans to convert approximately 50 of these stores to Office Depot retail stores and intends to sell or sublet the remaining stores. By the end of September, 17 stores had been transferred to third-party buyers.

Many of the retail store locations we plan to open in 2004 are part of the TRU transaction. The transaction is somewhat complex and involves a series of multiple closings on various locations included in the total transaction. The purchase is being completed in phases, with some properties transferred during the second and third quarters and the remainder scheduled to be transferred by the end of the year.

In the event TRU is unable to deliver, or is delayed in delivering, locations that Office Depot deems desirable for opening Office Depot retail store locations, such failure to deliver or delay in delivery could have a materially adverse effect on our plans to open approximately 50 retail store locations over the remainder of 2004. If we are not successful in disposing of the former KRU locations that we have determined to be unsuitable for opening Office Depot retail locations, we could be faced with carrying excess vacant real estate locations, which could reduce our anticipated return on the TRU transaction, and also could have an adverse financial effect on our Company that could be material.

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

Risks Specific to the Opening of M2 Retail Format

We recently announced, on June 30, 2004, a new retail store format, which we call “M2.” We believe that it will be more appealing and easier for customers to shop, as well as less costly to construct and operate. The M2 format is expected to be used in all new retail store openings and in approximately 15 remodels during the remainder of 2004. While we have a high degree of confidence that M2 will be as successful as we anticipate, there is no guarantee that we will realize all of the benefits expected from this substantial change in the format of our retail stores. If it should turn out to be less appealing to customers when implemented than it appears to be from our tests with focus groups and the initial reactions to the store openings to date, M2 could fail to deliver the expected increase in retail store sales that we expect and could have a materially adverse effect on expected future results from operations of our North American retail stores.

Similarly, we expect to realize significant cost savings in both the costs of construction and operation of M2 format stores. If we fail to achieve the expected savings in either construction or operation of these stores, our anticipated future results from North American retail stores could be adversely affected.

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

During the first nine months of 2004, the Company entered into a series of interest rate swap agreements that effectively convert $400 million of fixed-rate debt into variable rate debt. At September 25, 2004, there had not been any other material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2003 Annual Report on Form 10-K.

Foreign Exchange Rate Risks

The acquisition of Guilbert S.A. in June 2003 increased our operations in countries with the euro or British pound as functional currencies, when compared to the first five months of 2003. Accordingly, a greater percentage of the Company’s reported results of operations is subject to changes in foreign currency exchange rates. As with our previously existing business in Europe, the Guilbert operations generally are conducted in the relevant local currency and Office Depot’s overall foreign currency transaction exposure has not changed materially. Otherwise, at September 25, 2004, there had not been any material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2003 Annual Report on Form 10-K.

Item 4 CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Financial Officer, Charles E. Brown, and the Company’s interim Chief Executive Officer, Neil Austrian, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the corporation’s disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis.

(b)	The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in refinements to processes throughout the Company. However, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to Company purchases made of Office Depot, Inc. common stock during the third quarter of the 2004 fiscal year:

				(d) Maximum
				Number of Shares
				(or Approximate
			(c) Total Number of	Dollar Value) that
			Shares Purchased	May Yet Be
	(a) Total Number		as Part of Publicly	Purchased Under
	of Shares	(b) Average Price	Announced Plans	the Plans or
	Purchased	Paid per Share	or Programs (1)	Programs
Balance as of June 26, 2004	829,291	$17.36	815,530	$35,827,800
June 27, 2004 – July 24, 2004	305,030	$18.07	294,450	$30,492,000
July 25, 2004 – August 21, 2004	347,750	$16.10	347,750	$24,893,000
August 22, 2004 – September 25, 2004	672,985	$15.49	672,985	$514,747,000 (2)
Total / Balance as of September 25, 2004	2,155,056 (3)	$16.68	2,130,715	$514,747,000

(1)	On October 26, 2001, the Company announced that its board of directors authorized a common stock repurchase program. Under the program, the Company is authorized to repurchase up to $50 million of its common stock annually until the board terminates such program.

(2)	On September 16, 2004, the Company announced that its board of directors authorized a common stock repurchase program. Under the program, the Company is authorized to repurchase up to $500 million of its common stock over the next 12 to 24 months. This amount is inclusive of the repurchases authorized under the 2001 program over the next two years.

(3)	Includes 24,341 shares of common stock delivered or restricted shares of common stock withheld to pay income tax or other tax liabilities with respect to the vesting of restricted stock, exercise of stock options, or the settlement of performance share awards.

Item 6 EXHIBITS

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC.
(Registrant)

Date: October 20, 2004	By:	/s/ Neil Austrian
Neil Austrian
Chairman, Board of Directors, and Chief Executive Officer

Date: October 20, 2004	By:	/s/ Charles E. Brown
Charles E. Brown
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date: October 20, 2004	By:	/s/ James A. Walker
James A. Walker
Senior Vice President, Finance and Controller (Principal Accounting Officer)