Form 10-K
period 2004-12-25
OFFICE DEPOT INC
filed 2005-03-10
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 25, 2004

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

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
Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No ___

     The aggregate market value of voting stock held by non-affiliates of the registrant as of June 26, 2004 (based on the closing market price on the Composite Tape on June 26, 2004) was approximately $5,608,949,029 (determined by subtracting from the number of shares outstanding on that date the number of shares held by directors and officers of Office Depot, Inc.).

     The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At February 25, 2005, there were 312,777,143 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

Documents Incorporated by Reference:
Portions of our Proxy Statement, to be mailed to shareholders on or about April 1, 2005 for the
Annual Meeting to be held on May 13, 2005, are incorporated by reference in Part III hereof.

Page
PART I

Item 1. Business	1

Item 2. Properties	9

Item 3. Legal Proceedings	10

Item 4. Submission of Matters to a Vote of Security Holders	10

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10

Item 6. Selected Financial Data	12

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	34

Item 8. Financial Statements and Supplementary Data	34

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	34

Item 9A. Controls and Procedures	35

Item 9B. Other Information	35

PART III

Item 10. Directors and Executive Officers of the Registrant	35

Item 11. Executive Compensation	36

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	36

Item 13. Certain Relationships and Related Transactions	36

Item 14. Principal Accountant Fees and Services	36

PART IV

Item 15. Exhibits and Financial Statement Schedules	37

SIGNATURES	38

INDEX TO FINANCIAL STATEMENTS	39

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING	40

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	41-42

INDEX TO FINANCIAL STATEMENT SCHEDULES	69

FINANCIAL STATEMENT SCHEDULE	70

INDEX TO EXHIBITS	71

First Amendment to Executive Employment Agreement/Carl Rubin
Executive Employment Agreement/ Carl Rubin
Change of Control Agreement/ Carl Rubin
Letter Agreement/ Carl Rubin
Executive Employment Agreement/ Rick Lepley
Change of Control Agreement/ Rick Lepley
Letter Agreement/ Rick Lepley
Master Agreement for Business Processing Outsourcing Services
Contract for Purchase and Sale
First Amendment to Contract for Purchase and Sale
Second Amendment to Contract for Purchase and Sale
Form of Purchase Money Note related to Second Amendment
Form of Purchase Money Mortgage related to Second Amendment
Amendment to Amended Long Term Equity Incentive Plan
List of Significant Subsidiaries
Consent of Independent Registered Public Accounting Firm
Certification of the CEO pursuant to Rule 13a-14(a)/15d-14(a)
Certification of the CFO pursuant to Rule 13a-14(a)/15d-14(a)
Certification of the CEO and CFO pursuant to Section 1350

PART I

Item 1. Business.

Office Depot, Inc. is a global supplier of office products and services. The company was incorporated in 1986 with the opening of our first retail store in Fort Lauderdale, Florida. In fiscal year 2004, we sold almost $14 billion of products and services to consumers and businesses of all sizes through our three business segments: North American Retail Division, Business Services Group, and International Group. These segments include multiple sales channels consisting of office supply stores, a contract sales force, Internet sites, and catalog and call centers, all supported by our network of crossdocks, warehouses and delivery operations.

Additional information regarding our business segments is presented below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) elsewhere in this Annual Report on Form 10-K.

North American Retail Division

Our North American Retail Division sells a wide selection of merchandise, including brand name and private label office supplies (many carrying the Office Depot® brand), business machines and computers, computer software, office furniture and other business-related products and services through our chain of high-volume office supply stores. Most stores also contain a multipurpose copy and print center offering printing, reproduction, mailing, shipping, and other services.

Our retail stores are designed to provide a positive shopping experience for the customer, while promoting an effective and efficient supply chain. We strive to optimize visual presentation, product flow, product placement, shelf capacity, in-stock positions, and inventory turnover, as well as our distribution capacity and handling costs. Most store replenishment is handled through our crossdock flow-through distribution system. Bulk quantities of vendor merchandise is received at one of our central locations, sorted for distribution and generally shipped the same day to stores needing to replenish their inventory.

In recent years, we launched a pilot store re-design program, initially referred to as “Millennium.” The initiative was intended to improve lines of sight, update signage, lighting and other features, and to enhance the overall shopping experience for customers. We subsequently modified the initial design to create an enhanced “M2” version that is now our standard retail store configuration, both for new and remodeled stores. We believe this design has better graphics and layout. At the end of 2004, we had 101 M2 stores in operation.

Additionally, we offer copy, print and ship services in many of our retail stores. We have an extensive selection of packaging and shipping supplies, and established relationships with carriers, such as United Parcel Service, that allow us to offer a portfolio of U.S. domestic and international shipping services at regular customer counter rates.

During 2004, we committed to purchase from Toys “R” Us 124 retail locations, formerly operated as Kids “R” Us stores, with plans to convert approximately 50 of these sites into Office Depot stores and to sell or sublease the remaining sites. This transaction closed in phases during the year, and by year-end, we had opened 36 of these locations, all configured in the M2 format. This transaction gave us an accelerated entry into many areas of the highly desirable Northeast region of the country where we historically have been under-represented. We plan to supplement these converted stores with new store openings in this region.

At the end of 2004, our North American Retail Division operated 969 office supply stores in 49 states, the District of Columbia and Canada. The largest concentration of our retail stores is in California, Texas and Florida, but we have broad representation across North America. As of December 25, 2004, the average size of our North American retail stores was approximately 26,000 square feet. Store opening and closing activity for the last three years has been as follows:

	Open at			Open at
	Beginning			End
	of Period	Opened	Closed	of Period	Relocated
2002	859	21	13	867	8
2003	867	36	3	900	12
2004	900	80	11	969	11

In 2005, we plan to continue our store expansion by adding approximately 100 new retail stores, averaging approximately 20,000 square feet, and remodeling approximately 50 existing locations. In recent years, we have launched initiatives into non-traditional retail selling, such as selling our products within other retailers’ locations or on military bases. We expect to continue to pursue various types of non-traditional solutions to expand the reach of our products and services.

Business Services Group (“BSG”)

We have provided office supply products and services to businesses through our catalog and contract sales operations for over ten years. In 1998, we expanded our catalog business and strengthened our international operations through our merger with Viking Office Products (“Viking”), a company that sold from catalogs and used customer call centers in the United States and several European countries. The European catalog business is now managed as part of our International Group.

Currently, BSG sells branded and private label products and services by means of a dedicated sales force, through catalogs and call centers, and electronically through our Internet sites. We strive to ensure that our customers’ needs are satisfied through the delivery channel that is most appropriate for them, and continue to develop the systems and processes to enable us to do that flawlessly and cost-effectively.

Our contract business employs a dedicated sales force that services the office supply needs of medium- to large-sized businesses. Depending on the size and type of customer, our sales force tailors its service offerings to optimally serve the customer’s needs at the lowest possible cost. Sales representatives increase revenues, we believe, by building relationships with customers and providing information, business tools and problem-solving services to them. We also allow contract customers the convenience of shopping in our retail locations, while honoring their contract pricing. These sales are included in the results of our North American Retail Division.

Our direct business is tailored to serve small- to medium-sized companies. Our direct customers order products using our Office Depot and Viking brand catalogs and via the Internet at our Office Depot and Viking public web sites (www.officedepot.com and www.vikingop.com), and our public web site for technology purchases (www.techdepot.com).

BSG orders are filled primarily through our 22 Customer Service Centers (“CSCs”) located across the United States, although some orders are filled from delivery stores. CSCs provide warehouse and delivery functions for our catalog, contract and Internet customers. Some CSCs also house sales offices, call centers and administrative offices. During 2004, we announced plans to consolidate our call centers from 13 down to three locations and to outsource certain aspects of call center processes by the end or the third quarter of 2005. However, we plan to retain what we believe to be the most critical points of customer interaction.

Over the past several years, we have implemented advanced technologies to assist with reordering, stocking, the pick-and-pack process, and delivery operations. We have also increased our use of third party delivery services and reduced our own fleet of vehicles where cost reductions can be achieved without compromising customer service levels. As a result of these and other initiatives, warehouse costs have continued to decline in recent years. Furthermore, we are more aggressively cross-utilizing our CSCs and crossdocks to better serve our customers and reduce costs. We expect to continue to find ways to take out supply chain costs while improving service levels.

Because sales and marketing efforts and catalog production have similarities between BSG and International, those topics are addressed separately after the three segment discussions, though they are integral to understanding the processes and management of BSG.

International Group

Our International Group sells office products and services in 21 countries outside the United States and Canada through direct mail catalogs, a contract sales force, Internet sites, retail stores (in France, Japan, Spain and Hungary), and through international joint venture and licensing agreements. In June 2003, we doubled the size of our business in Europe through the acquisition of Guilbert, S.A. (“Guilbert”) and established Office Depot as the leading seller of office products in the larger European countries.

International operations are managed predominately on a country basis, rather than a channel basis; however, for consistency of discussion, channels will be used to describe the International Group’s activities.

The international catalog business was launched in 1990 under the Viking Direct® brand with the start-up of operations in the United Kingdom. We now have catalog offerings in 13 countries outside of North America. In March 1999, we introduced our first international public web site (www.viking-direct.co.uk) for consumers and businesses in the United Kingdom. Today, we operate over 30 separate international web sites. Our international e-commerce business increased 58% during 2004 and additional growth is expected in future years.

We launched our Office Depot contract business in the United Kingdom in 2000 and subsequently expanded into Ireland, the Netherlands, France, Japan, Italy, Germany, Switzerland and Hungary. In June 2003, we further expanded our contract business with the Guilbert acquisition. Guilbert sold to business customers in France, the U.K. Germany, Italy, Ireland, the Netherlands,

Spain, Belgium, Portugal, and Luxembourg through a contract sales force and through e-commerce and other Internet solutions, under the Guilbert® and NiceDay™ brand names. Our acquisition of Guilbert has added purchasing power and scale to the International Group. We have made substantial progress with integrating Guilbert into our existing country systems and operations.

We have been selective about opening retail stores internationally. At the end of 2004, our International Group served customers through 78 company-owned stores, and 153 additional stores operated under licensing and joint venture agreements. During 2004, we acquired three stores in Hungary that formerly were operated as Office Depot stores under a licensing agreement. We opened an additional store in Hungary during 2004 and intend to continue to expand our presence in Eastern Europe. In 2005, we plan to open five to ten company-owned stores in existing retail markets in Europe.

International Group company-owned store and CSC operations for the last three years are detailed below.

	Office Supply Stores
	Open at				Open at
	Beginning	Opened/			End
	of Period	Acquired		Closed	of Period
2002	39	13		2	50
2003	50	16		2	64
2004	64	15	(1)	1	78

	Customer Service Centers
	Open at					Open at
	Beginning	Opened/				End
	of Period	Acquired		Closed		of Period
2002(2)	14	3		2		15
2003	15	10	(3)	—		25
2004	25	2	(4)	2	(5)	25

(1) Includes three retail stores obtained in the acquisition of the business in Hungary.

(2) Fiscal year 2002 information adjusted to reflect Australia as a discontinued operation.

(3) Acquired and operating (post-integration) warehouses obtained as a result of June 2003 acquisition of Guilbert.

(4) Includes one customer service center obtained in the acquisition of the business in Hungary.

(5) Represents updates to the Guilbert post-integration estimates.

Merchandising and Product Life Cycle

Our merchandising strategy is to meet our existing and target customers’ needs by offering a broad selection of branded office products, as well as an increasing array of private label products. Our selection of private label products has increased in breadth and level of sophistication in recent years. We currently offer general office supplies, computer supplies, business machines and related supplies, and office furniture under various labels, including Office Depot®, Viking® Office Products, Guilbert®, and NiceDay™. In North America, we currently have over 3,000 private label stock keeping units, or SKUs, and we anticipate increasing our offerings within and across product categories. Our domestic office supply superstores and customer service centers stock approximately 8,500 and 14,500 SKUs, respectively, including multiple brands and variations in color and size.

Total sales by product group were as follows:

	2004	2003*	2002*
Supplies	55.0%	55.6%	52.2%
Technology	25.1%	24.6%	27.1%
Furniture, low tech and other	19.9%	19.8%	20.7%

	100.0%	100.0%	100.0%

*  Conformed to current year product classification.

We classify our products into three categories: (1) supplies, (2) technology, and (3) “furniture, low tech and other.” The supplies category includes paper, filing, binders, writing instruments, adhesives, school supplies, and ink and toner. The technology category includes desktop and laptop computers, monitors, printers, copiers, cables, software, digital cameras, telephones, and wireless communications products. The “furniture, low tech and other” category includes desks, chairs, luggage, calculators, products and services sold at our copy centers, and other miscellaneous items. The table above is based on total company sales. Management also views the business on a comparable (or “comp”) sales basis. This measures the sales for stores that have been open for one year or more and all BSG and Internet sales. Store relocations are included in the comp calculation after one year of operation in the new location. Comp sales are used in MD&A to address important factors affecting our business.

We buy substantially all of our merchandise directly from manufacturers and other primary suppliers. We also enter into arrangements with vendors that can lower our unit product costs if certain volume thresholds or other criteria are met. For additional discussion of these arrangements, see the Critical Accounting Policies section of MD&A. In most cases, our suppliers deliver merchandise directly to our CSCs or our crossdocks. The latter are centralized distribution centers for re-supplying our retail stores at low handling and freight costs.

Merchandising functions are located in both the U.S. and Europe. Each group is responsible for selecting, purchasing and pricing merchandise as well as managing the product life cycle of our key inventory. The merchandising and marketing departments are integrated in the U.S. under a single executive. This alignment helps ensure the right products are available to satisfy customer demand. Two years ago, we launched a three-year program to improve our North American merchandising and supply chain processes, enabled by installation of a comprehensive retail merchandising software suite. While this installation is not yet complete, it is delivering the benefits planned at this point in the program.

Sales and Marketing

We are able to maintain our competitive pricing policy primarily as a result of the significant cost efficiencies we achieve through our purchasing power and operating format. Our marketing programs are designed to attract new customers and to drive frequency of customer visits to our stores and increase the “share of wallet” of our existing customers by capturing more of what they spend in total on the products we sell. We regularly advertise in major newspapers in most of our local markets using both color inserts and run of press (ROP) advertisements. These advertisements are supplemented with local and national radio, network and cable television advertising campaigns, direct marketing efforts, signage in various sports venues and a naming rights agreement for a sports and entertainment arena in south Florida, the “Office Depot Center.” TM

To enhance our brand awareness, we announced two new strategic marketing initiatives at the beginning of 2005. First, we have re-committed ourselves to the Taking Care of BusinessTM tagline, and incorporated that line into our logo and our advertising. We also reached an alliance with NASCAR® as part of a multi-year sponsorship that includes both sponsorship of a NASCAR® racing car and overall supporting sponsorship of NASCAR® itself, including designation as NASCAR®’s official office products partner.

During 2004, we launched our AdvantageTM customer loyalty program. The program rewards customers with an Office Depot merchandise card, valued commensurate with their level of purchases from our company. The cost of these rewards is included in cost of goods sold, primarily in the North American Retail segment. Other marketing costs related to these programs are included in store and warehouse operating and selling expenses. By the end of the year, almost two million customers had enrolled in the AdvantageTM program, and almost half were newly identified retail customers. We anticipate that this program will increase in popularity in the future, and we expect to make enhancements to this program over time.

We have a low price guarantee policy for merchandise sold in our stores, through catalogs and over the Internet (see www.officedepot.com for more information). Additionally, we perform periodic competitive pricing analyses to monitor each market, and prices are adjusted as necessary to adhere to this pricing philosophy and further our competitive positioning. We generally expect our everyday prices to be highly competitive with other resellers of office products.

We continuously acquire new customers by selectively mailing specially designed catalogs to prospective customers. Sometimes we obtain the names of prospective customers in new and existing markets through the purchase of selected mailing lists from outside marketing information services and other sources. We use a proprietary mailing list system for our Viking Office Products brand catalogs and other promotional mailings. We plan to use this same technology to increase the effectiveness of our Office Depot brand catalogs in the future.

No single customer in any of our segments accounts for more than 5% percent of our total sales.

Catalog Production and Circulation

We use our catalogs to market directly to both existing and prospective customers throughout the world. Separate catalog assortments promote our dual brand (Office Depot and Viking Office Products) mail order strategy. We currently circulate both Office Depot and Viking Office Products brand catalogs through our Business Services Group domestically and our International Group outside the United States. Following the acquisition of Guilbert in June 2003, we also publish separate catalogs bearing the Guilbert name in certain European countries in which the Guilbert name is highly recognized. Each catalog is printed in color with pictures and narrative descriptions that emphasize key product benefits and features. We have developed a distinctive style for our catalogs, most of which are produced in-house by our designers, writers and production artists. Recently, we introduced a Green Book™ catalog, which features products that are recyclable, energy efficient, or otherwise have a reduced impact on the environment.

Our Viking Office Products brand catalog mailings include monthly sale catalogs, which are mailed to active Viking customers and present our most popular items. A complete buyers guide, containing all of our products at their regular discount prices, is delivered to our Office Depot and Viking Office Products brand catalog customers every six months. This buyers’ guide, which is mailed to our active customers, varies in size among countries. Prospecting catalogs with special offers designed to attract new customers are mailed frequently. In addition, Office Depot and Viking Office Products specialty catalogs are delivered each month to selected customers.

During 2004, we mailed approximately 296 million copies of Office Depot and Viking Office Products brand catalogs to existing and prospective customers. During 2003 and 2002, we mailed approximately 264 million and 297 million copies, respectively.

Industry and Competition

We operate in a highly competitive environment. Historically, our markets have been served by traditional office products retailers and contract stationers. We believe that we compete favorably against such dealers on the basis of price and selection. We compete with other full service contract stationers on the basis of service and value-added technology. We also compete with other office supply superstores, wholesale clubs selling general merchandise, discount stores, mass merchandisers, food and drug stores, computer and electronics superstores, Internet-based companies and direct mail companies. These companies, in varying degrees, compete with us on both price and selection in substantially all of our current markets.

Other office supply superstore companies are similar to us in terms of store format, pricing strategy and product selection and availability in the markets where we operate, primarily those in the United States and Canada. We anticipate that in the future we will face increased competition from these chains as each of us expands our operations both in North America and abroad.

In Europe, we sell through contract and catalog channels in 13 countries. Retail stores are operated in four countries outside of the U.S. and Canada (excluding our participation under licensing and joint venture agreements). We believe the European market is more fragmented than the U.S. market and that we are among the market leaders in each country of operation. As in the U.S., we compete in Europe on the basis of selection, price, service and customer relationships.

Employees

As of February 19, 2005, we had approximately 47,000 employees worldwide, the majority of which were full time. Our labor relations are generally good, and the overwhelming majority of our facilities are not organized by any labor union .

Environmental Activities

As both a significant user and seller of paper products, we have developed an environmental strategy that is values-based and market-driven. Our environmental initiatives center on three guiding principles: (1) recycling and pollution reduction; (2) sustainable forest management; and (3) issue awareness and market development for environmentally preferable products. We offer thousands of different products containing recycled content, including from 35% to 100% post consumer waste content paper. To obtain additional information on our initiatives, and to download a copy of Office Depot’s 2004 Environmental Stewardship Report, please visit our web site at www.officedepot.com/environment. You may also request a printed copy by contacting our Director, Investor Relations at our corporate headquarters in Deiray Beach, Florida.

Available Information

We maintain a web site at www.officedepot.com. We make available, free of charge, on the “Investor Relations” section of our web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”).

Additionally, our corporate governance materials, including governance guidelines; the charters of the audit, compensation, finance, and governance and nominating committees; and the code of ethical behavior may also be found under the “Investor Relations” section of our web site at www.offficedepot.com. Office Depot makes no provisions for waivers of the code of ethical behavior. A copy of the foregoing corporate governance materials is available upon written request.

We submitted our 2004 annual Section 12(a) CEO certification with the New York Stock Exchange (“NYSE”). The certification was not qualified in any respect. Additionally, we filed with the SEC as exhibits to our Form 10-K for the year ended December 27, 2003 the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Executive Officers of the Registrant

Neil R. Austrian – Age: 65

     Mr. Austrian has served as our Chairman and Chief Executive Officer since October 4, 2004, immediately following the resignation of our former Chairman and CEO, Bruce Nelson. He has served as one of our directors since August 1998. Mr. Austrian served as President and Chief Operating Officer of the National Football League from April 1991 until December 1999. He was a Managing Director of Dillon, Read & Co. Inc. from October 1987 until March 1991. Mr. Austrian served as a director of Viking from January 1988 until August 1998 when Office Depot merged with Viking. He also serves as a director of the DirecTV Group, Inc. (formerly Hughes Electronics Corporation), a publicly traded company.

Rolf van Kaldekerken – Age: 54

     Mr. van Kaldekerken has been President, European Operations since August 2000. Prior to that appointment, he served as Executive Vice President, European Operations from January 2000 to August 2000. Previously, he was Vice President & Country Manager for Germany, Benelux and Austria from 1998 to January 2000 for Office Depot International. He also served as Managing Director and Vice President for the same countries for Viking Office Products from November 1994 until August 1998, when Viking was merged into our company. Prior to joining Viking, Mr. van Kaldekerken was European Operations and Purchasing Director for INMAC Corporation.

Charles E. Brown – Age: 51

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

Cynthia Campbell – Age: 53

     Ms. Campbell has been our Executive Vice President, North American Delivery Sales since September 2003. Prior to being promoted to that position, she was Senior Vice President, Contract Sales for the eastern half of the U.S., a position she assumed in June 2000. She began her Office Depot career in March 1995 as Zone Vice President – Southeast Region, with responsibility for contract sales and operations. Prior to joining our company, Ms. Campbell spent 19 years with GTE Corporation in a variety of positions, the latest being Vice President and General Manager of Retail Information Services.

David C. Fannin – Age: 59

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

Mark Holifield – Age: 48

     Mr. Holifield was named our Executive Vice President, Supply Chain in September 2003. Mr. Holifield joined Office Depot in May 1994 as Director of Transportation. He was named Vice President of Transportation and Logistics in July 1996, and was promoted to Senior Vice President, Supply Chain in 1997. Prior to joining Office Depot, Mr. Holifield worked for Dallas Systems Corporation, a supply chain systems provider, in various logistics consulting positions from June 1988 to May 1994. Prior to Dallas Systems, from June 1986 to May 1988, Mr. Holifield worked in logistics for Frito-Lay, a division of PepsiCo. He began his retail career with H-E-B Grocery Company, where he worked in various logistics capacities from May 1977 through May 1986.

Rick Lepley – Age: 54

     Mr. Lepley has been Executive Vice President, North American Retail Stores, since March 2004 and before that was President of Office Depot Japan since May 2001. Prior to that, he served as founder and President of Retail Investment Concepts, Inc. (RIC), an independent retailer and Office Depot licensee for Eastern Europe. In that capacity, he opened the first Office Depot branded retail store in Warsaw, Poland and also the first Office Depot store in Hungary. He also built a delivery business for the Office Depot brand in both countries. Prior to the founding of RIC, Mr. Lepley was Sr. Vice President of Sales and Marketing for Mitsubishi Motor Sales of America, where he worked for 11 years.

Monica Luechtefeld – Age: 56

     Ms. Luechtefeld has been our Executive Vice President, E-Commerce since August 2000. Previously, she was Senior Vice President of E-Commerce from February 2000 until August 2000. From September 1997 until February 2000, she was Vice President, Marketing and Sales Administration; and from February 1996 to September 1997 she was Vice President of Contract Marketing & Business Development. Ms. Luechtefeld joined Office Depot in 1993, serving as General Manager of the Southern California Region of Office Depot until 1996.

Patricia Morrison – Age: 45

     Ms. Morrison joined our company in January 2002 as Executive Vice President and Chief Information Officer. From June 2000 to December 2001, she was Vice President-Information Systems and Chief Information Officer of Quaker Oats Company. From April 1997 to June 2000, she was employed by the General Electric Company as Chief Information Officer of GE Industrial Systems (1998 to 2000) and Chief Information Officer, GE Electrical Distribution & Control (1997 to 1998). Prior to her employment at GE, Ms. Morrison was employed by Procter & Gamble Company from 1981 to 1997, in various positions, including Manager-Management Systems for the Cosmetics & Fragrance Division (1995 to 1997); Associate Director – Center for Excellence (1993 to 1995) and Associate Director, U.S. Finance & Accounting Systems (1992 to 1993).

Carl (Chuck) Rubin – Age: 45

     Mr. Rubin joined our company in 2004 as Executive Vice President and Chief Merchandising Officer. Before joining the company, Mr. Rubin spent six years with Accenture Ltd., most recently as Partner, where he worked for clients, including Office Depot, across retail formats in the department, specialty and e-commerce channels, as well as new business startups. Prior to joining Accenture, Mr. Rubin spent six years in specialty retailing and 11 years in department store retailing, where he served as General Merchandise Manager and a member of the Executive Committees for two publicly held companies.

Frank P. Scruggs, Jr. – Age: 53

     Mr. Scruggs joined the management of our company in March 2004 as Executive Vice President, Human Resources. In this role, he leads the company’s efforts to attract, develop, engage and reward talent and to align it in support of the business units’ pursuit of operating success. Mr. Scruggs spent 25 years prior to joining our company as a practicing attorney in the State of Florida (Greenberg Traurig LLP and Steel Hector & Davis LLP). He was a member of the Office Depot board of directors for over seven years prior to joining management. He serves as a member of the board of Blue Cross and Blue Shield of Florida and the Board of Trustees of the University of Miami. He previously served on the Florida Board of Regents for six years. Mr. Scruggs served as Secretary of Labor and Employment Security for the State of Florida from January 1991 to July 1992.

James A. Walker – Age: 48

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

     Information with respect to our directors is incorporated herein by reference to the information under the caption “Election of Directors/Biographical Information of the Candidates” in the Proxy Statement for our 2005 Annual Meeting of Shareholders.

Item 2. Properties.

As of February 19, 2005, we operate 951 office supply stores in 49 states and the District of Columbia, 33 office supply stores in five Canadian provinces and 78 office supply stores (excluding our participation under licensing and joint venture agreements) in four countries outside of the United States and Canada. We also operate 22 CSCs in 18 U.S. states and 25 CSCs in 11 countries outside of the United States. The following table sets forth the locations of these facilities.

STORES

State/Country	#	State/Country	#
UNITED STATES:
Alabama	17	North Carolina	27
Alaska	2	North Dakota	1
Arizona	4	Ohio	13
Arkansas	10	Oklahoma	14
California	143	Oregon	16
Colorado	32	Pennsylvania	18
Connecticut	2	Rhode Island	1
District of Columbia	2	South Carolina	17
Delaware	2	South Dakota	1
Florida	98	Tennessee	24
Georgia	44	Texas	118
Hawaii	3	Utah	4
Idaho	5	Virginia	24
Illinois	43	Washington	32
Indiana	18	West Virginia	3
Iowa	3	Wisconsin	12
Kansas	8	Wyoming	1

Kentucky	15	TOTAL UNITED STATES	951
Louisiana	29
Maryland	19	CANADA:
Maine	1	Alberta	8
Massachusetts	4	British Columbia	9
Michigan	21	Manitoba	3
Minnesota	10	Ontario	11
Mississippi	13	Saskatchewan	2

Missouri Montana	20 2	TOTAL CANADA	33
Nebraska	5
Nevada	15	FRANCE	44
New Hampshire	1	HUNGARY	4
New Jersey	15	JAPAN	25
New Mexico	5	SPAIN	5

New York	14	TOTAL OUTSIDE	78

CSCs

State/Country	#	State/Country	#	State/Country	#
UNITED STATES:
Arizona	1	Massachusetts	1	BELGIUM	1
California	3	Michigan	1	FRANCE	4
Colorado	1	Minnesota	1	GERMANY	4
Connecticut	1	New Jersey	1	HUNGARY	1
Florida	2	North Carolina	1	THE NETHERLANDS	2
Georgia	1	Ohio	1	IRELAND	2
Illinois	1	Texas	2	ITALY	2
Louisiana	1	Utah	1	JAPAN	1
Maryland	1	Washington	1	SPAIN	1
				SWITZERLAND	1
				UNITED KINGDOM	6

		TOTAL UNITED STATES	22	TOTAL OUTSIDE THE	25
				UNITED STATES

Most of our facilities are leased or subleased, with initial lease terms expiring in various years through 2027, except for 91 facilities, including certain corporate office buildings and our systems data center, which we own. Our owned facilities are located in 22 states, primarily in Florida, Texas and California; three Canadian provinces; the United Kingdom; the Netherlands; and France.

Our corporate offices in Delray Beach, Florida consist of approximately 575,000 square feet in three adjacent buildings—two of which are owned and one is leased. We also own a corporate office building in Torrance, California, which is approximately 180,000 square feet in size, a corporate office in Venlo, the Netherlands which is approximately 226,000 square feet in size, and a systems data center in Charlotte, North Carolina which is approximately 53,000 square feet in size.

Item 3. Legal Proceedings.

We are involved in litigation arising in the normal course of our business. While from time to time claims are asserted that make demands for large sums of money, including ones asserted in the form of class action suits, we do not believe that the resolution of any of these matters, either individually or in the aggregate, will materially affect our financial position or the results of our operations.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ODP.” As of the close of business on February 25, 2005, there were 3,657 holders of record of our common stock. The last reported sale price of the common stock on the NYSE on February 25, 2005 was $19.02.

The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as quoted on the NYSE Composite Tape. These prices do not include retail mark-ups, markdowns or commission.

2004	High	Low
First Quarter	$18.180	$15.430
Second Quarter	19.500	15.850
Third Quarter	18.660	14.690
Fourth Quarter	17.380	13.870

2003
First Quarter	$15.390	$10.280
Second Quarter	15.270	11.150
Third Quarter	18.500	14.190
Fourth Quarter	16.990	13.600

We have never declared or paid cash dividends on our common stock. While we regularly assess our dividend policy, we have no current plans to declare a dividend. Earnings and other cash resources will continue to be used in the expansion of our business.

The following table provides information with respect to our purchases of Office Depot, Inc. common stock during the fourth quarter of the 2004 fiscal year:

				(d) Maximum Number
				of Shares (or
			(c) Total Number of	Approximate Dollar
			Shares Purchased as	Value) that May Yet
			Part of Publicly	Be Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs(1)	Programs
Balance as of September 25, 2004	2,155,056(2)	$16.68	2,130,715	$514,747,000

September 26, 2004 – October 23, 2004	377,200	14.83	377,200	509,153,000

October 24, 2004 – November 20, 2004	650,523	16.63	650,523	498,332,000

November 21, 2004 – December 25, 2004	816,000	16.70	816,000	484,701,000

Total / Balance as of December 25, 2004	3,998,779	16.50	3,974,438	484,701,000

(1)	On October 26, 2001, we announced that the board of directors authorized a common stock repurchase program. Under the program, we are authorized to repurchase up to $50 million of its common stock annually until the board terminates such program. The 2004 program was completed on November 11, 2004. On September 16, 2004, we announced that the board of directors authorized a separate common stock repurchase program whereby we are authorized to repurchase up to $500 million of our common stock over the following 12 to 24 months. This amount is inclusive of the repurchases authorized under the 2001 program for 2005 and 2006. This program commenced on November 12, 2004.

(2)	Includes 24,341 shares of common stock delivered or restricted shares of common stock withheld to pay income tax or other tax liabilities with respect to the vesting of restricted stock, exercise of stock options, or the settlement of performance share awards.

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial data at and for each of the five fiscal years in the period ended December 25, 2004. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in Item 8 of this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this report.

(In thousands, except per share amounts and statistical data)	2004	2003(1)(2)	2002(1)	2001(3)	2000(3)(5)
Statements of Earnings Data:
Sales	$13,564,699	$12,358,566	$11,356,633	$11,082,112	$11,495,493
Earnings from continuing operations before cumulative effect of accounting change	$335,504	$299,244	$309,415	$201,657	$48,315
Net earnings	$335,504	$273,515	$308,640	$201,043	$49,332

Earnings per share from continuing operations before cumulative effect of accounting change:
Basic	$1.08	$0.97	$1.01	$0.68	$0.16
Diluted	1.06	0.95	0.98	0.66	0.16

Net earnings per share:
Basic	$1.08	$0.88	$1.01	$0.67	$0.16
Diluted	1.06	0.87	0.97	0.66	0.16

Statistical Data:
Facilities open at end of period:
United States and Canada:
Office supply stores	969	900	867	859	888
Customer service centers	22	22	24	24	25
Call centers	13	13	13	13	7
International (4):
Office supply stores	78	64	50	39	35
Customer service centers	25	25	15	14	12
Call centers	31	31	13	11	11

Total square footage — North American Retail Division	24,791,255	23,620,343	23,203,013	22,842,403	24,384,355

Percentage of sales by segment:
North American Retail Division	43.8%	45.7%	51.1%	52.7%	56.4%
Business Services Group	29.8%	32.1%	34.5%	34.0%	31.5%
International Group	26.4%	22.2%	14.4%	13.3%	12.1%

Balance Sheet Data:
Total assets	$6,767,351	$6,194,679	$4,765,812	$4,331,643	$4,196,334
Long-term debt, excluding current maturities	583,680	829,302	411,970	317,552	598,499

(1)	Statements of Earnings Data for fiscal years 2003 and 2002, and Balance Sheet Data for 2003, have been restated to reflect adjustments that are further discussed in Note B–Restatement of Financial Statements of the Notes to Consolidated Financial Statements included in Item 8 of this report. Earlier periods have not been adjusted as the impact was immaterial.

(2)	Reflects the acquisition of Guilbert in June. Also, net earnings and net earnings per share data reflect cumulative effect of adopting EITF 02-16.

(3)	As applicable, amounts have been adjusted to reflect the Australian business as discontinued operations.

(4)	Company-owned facilities of our International Group.

(5)	Includes 53 weeks in accordance with our 52 – 53 week reporting convention. Fiscal year 2005 will include 53 weeks.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

GENERAL

Office Depot, Inc. is a global supplier of office products and services. We sell to consumers and businesses of all sizes through our three business segments: North American Retail Division, Business Services Group, and International Group. Our management views our overall business in the context of the performance of these three principal business segments.

These segments include multiple sales channels consisting of office supply stores, a contract sales force, Internet sites, and catalog and call centers, all supported by our crossdock, warehouse and delivery operations. Each of these segments is described in more detail in Item 1, Business. We operate on a 52- or 53-week fiscal year ending on the last Saturday in December. All years in the discussion below contained 52 weeks. Fiscal year 2005 will include 53 weeks.

FORWARD LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding our business. We recommend that you read this MD&A in conjunction with our Consolidated Financial Statements and the Notes to those statements. This MD&A contains significant amounts of forward-looking information, and is qualified by our Cautionary Statements regarding forward-looking information. You will find some of our Cautionary Statements throughout this MD&A; however, most of them can be found in a separate section immediately following this MD&A. Without limitation, wherever in this Annual Report we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “project,” “should,” and similar expressions, we are identifying forward-looking statements, and our Cautionary Statements apply to these terms and expressions and the text in which such terms and expressions are used. The purposes of this MD&A include providing the reader with the perspectives of our management on our business, and providing you with insights that are not necessarily obvious or clear from reading our financial statements (including footnotes) alone.

RESTATEMENT OF FINANCIAL STATEMENTS

On February 7, 2005, the Chief Accountant of the U.S. Securities and Exchange Commission (“SEC”) released a letter expressing the SEC’s views on certain lease accounting matters. We have identified areas where our historical accounting practices have differed from the SEC’s views as to appropriate lease accounting under generally accepted accounting principles (“GAAP”). We have consistently accounted for leases in accordance with our interpretation of generally accepted accounting principles and common industry practice. However, we have restated our financial statements for prior periods to correct these errors. We do not consider the differences in prior years’ financial statements to be material.

We have reviewed our property lease portfolio and adjusted initial lease terms to include option renewals that are reasonably assured of being exercised and included the straight-line effect over the lease term of escalating rents during the option periods and have recognized the effect of pre-opening “rent holidays” over the related lease terms. We have also reviewed our leasehold improvements to ensure amortization over the shorter of their economic lives or the adjusted lease term. Tenant allowances have been reclassified from a contra asset in property and equipment, net to other long-term liabilities in the Consolidated Balance Sheets. Tenant allowances have also been reclassified from a reduction of depreciation and amortization expense to a reduction of rent expense in the Consolidated Statements of Earnings and from a reduction of capital expenditures to an increase in cash provided by operating activities in the Consolidated Statements of Cash Flows. Retained earnings at the beginning of fiscal year 2002 have been adjusted for the after-tax impacts of earlier periods.

While we do not consider the net dollar amounts to be material to net earnings, financial position or net cash flows for the periods presented, we believe it is appropriate to align our historical accounting results with the SEC’s comments on lease accounting under GAAP, and we have done so, as reflected in our decision to restate results for certain prior years. These accounting changes reduced net earnings by $2.8 million and $2.1 million for the fiscal years ended 2003 and 2002, respectively, and resulted in a $42.1 million reduction in retained earnings at the beginning of fiscal year 2002.

See Note B to the Consolidated Financial Statements for a summary of the effects of these changes on our Consolidated Balance Sheets as of December 27, 2003, as well as on our Consolidated Statements of Earnings and Cash Flows for fiscal years 2003 and 2002. The accompanying MD&A gives effect to these corrections.

OVERVIEW

Full year net earnings were higher in 2004, compared to the previous two years. The 2004 increase reflects a significant fourth quarter contribution from volume rebates and event-based promotional incentives received from our vendors. While we estimate these effects throughout the year, our full year contribution from these programs exceeded our earlier expectations. We increased purchases during the fourth quarter to add inventory for early 2005 initiatives and to protect against certain anticipated product cost increases. We do not consider these increases to be outside the normal parameters of our purchasing for these needs. The higher purchases resulted in reaching higher volume rebate tiers with some vendors and therefore additional rebate amounts on related purchases for the year. To the extent the additional rebates related to product sold during the year, that amount was included in fourth quarter earnings; the remaining amount was deferred in inventory. The increase in event-based support resulted from finalization of program agreements with vendors for promotional activity that occurred throughout the year. The fourth quarter 2004 results also include charges related to actions designed to streamline operations, as well as a net benefit from the release of accruals for previously recorded uncertain tax positions based upon changes in the facts and circumstances, partially offset by taxes on the decision to repatriate some foreign earnings.

Our North American Retail Division reported positive comparable sales in each quarter of 2004, reversing a previous trend of 15 consecutive quarters of decline. The increase in sales was led by higher sales of technology products. The overall gross profit percentage for this segment increased over 2003, primarily from higher vendor contributions. Operating costs as a percentage of sales declined with the leverage of higher sales, payroll efficiencies and the comparison to costs incurred in 2003 to adjust closed store reserves.

Our Business Services Group again reduced the operating costs for our warehouse and delivery function, and contract sales increased, but total sales were hampered by a continued decline in catalog sales.

Our International Group benefited from purchasing efficiencies as a result of the Guilbert acquisition, but to date we have not realized the sales growth we expected from this transaction. We have taken specific steps to address the need to increase sales in Europe, particularly in the Guilbert contract sales channel. Changes in foreign currency exchange rates during 2004 also had a positive effect on reported sales and operating profit, but, of course, exchange rates are outside of our control. In the course of our annual testing, we concluded that the goodwill balance relating to our operations in Japan was unrecoverable and therefore resulted in an impairment charge in the fourth quarter.

At our corporate headquarters, our Chairman and CEO resigned in October, and our board of directors is actively searching for a permanent replacement. In the interim, veteran board member Neil Austrian is functioning as our Chairman and CEO on an interim basis, and, among other initiatives, has approved a number of cost reduction programs. However, a permanent CEO may alter the current strategic initiatives or effect other changes.

Under Mr. Austrian’s leadership, our senior management team has sharpened the company’s focus in several key areas. These include expanding the contract sales teams in the U.S. and Europe, improving and expanding North American retail stores at an accelerated pace, growing our private label initiatives substantially, and implementing a key merchandising software platform. Our corporate culture, emphasizing adherence to stated core values that we have developed internally over the past several years, remains intact, but our primary emphasis is now more sharply focused on execution and accountability for results.

In many ways, 2004 has been a year of transition. We believe the stage is set for a stronger performance in 2005. However, we must be cautious in our outlook as we face the reality of selecting and bringing on board a new CEO and ensuring that our senior management team is the right team to achieve success under new leadership, while continuing to address the many challenges that continue to face us, both in North America and internationally.

Diluted earnings per share presented in accordance with GAAP were $1.06, $0.87 and $0.97 for fiscal years 2004, 2003 and 2002, respectively. We maintain our commitment to emphasizing reported GAAP-based results, but we also recognize that GAAP does not always provide sufficient insight into our current operations to develop expectations for future performance.

We have provided below a summary of items included in current earnings, both increases and decreases, which may help a reader of our financial statements to better understand the results of our ongoing operations. The inclusion in this MD&A of this summation to a non-GAAP EPS is not intended to imply that we consider it to be a more meaningful presentation than the actual reported amounts under GAAP, but by providing the significant income statement components in one place, a reader can interpret the information that is useful for his or her purposes. We use these non-GAAP numbers internally to assess the underlying business trends, while always mindful that we are accountable for the GAAP-based results of the company.

	2004	2003	2002
Diluted EPS — GAAP	$1.06	$0.87	$0.97
Add/(deduct):
Severance arrangements, contract terminations, and property disposition	.04
Goodwill impairment	.04
Litigation settlement, net	(.01)		.03
Bond pre-payment	.09
Tax rate and position changes	(.04)
Closed store and investment adjustments		.08	.01
Cumulative effect of adopting EITF 02-16		.08
Currency gain		(.04)

Adjusted EPS – Non-GAAP	$1.18	$0.99	$1.01

The choice of items involves judgment and is not intended to be exhaustive. Of particular note, however, is the impact of an operating cost review announced at the end of the third quarter and which remains ongoing. As part of that review, over 1,500 positions were either eliminated or transferred to an outsourcing firm, resulting in severance and exit-related costs in 2004 and 2005. We redeemed our highest cost debt and cancelled plans to construct a new corporate office facility, resulting in the write off of capitalized development costs. The table above presents amounts that resulted from specific events or were otherwise considered to be noteworthy, but does not include all charges or credits related to each line item. For example, in addition to the amounts presented, our financial results include some level of store closure costs and foreign currency gains and losses that we consider to be components of normal operations. To make this MD&A more meaningful to readers, these and certain related items are discussed in the individual business segment sections below.

OVERALL
(Dollars in millions)

	2004		2003		2002
Sales	$13,564.7	100.0%	$12,358.6	100.0%	$11,356.6	100.0%
Cost of goods sold and occupancy costs	9,308.6	68.6%	8,483.9	68.7%	8,021.4	70.6%

Gross profit	4,256.1	31.4%	3,874.7	31.3%	3,335.2	29.4%

Store and warehouse operating and selling expenses	3,037.2	22.4%	2,807.1	22.7%	2,342.6	20.6%

Segment operating profit	1,218.9	9.0%	1,067.6	8.6%	992.6	8.8%

General and administrative expenses	665.8	4.9%	578.8	4.7%	486.3	4.3%
Other operating expenses	23.1	0.2%	22.8	0.1%	9.8	0.1%

Operating profit	$530.0	3.9%	$466.0	3.8%	$496.5	4.4%

Our overall sales increased 10% in 2004 following an increase of 9% in 2003. The 2004 increase reflects higher sales in each business unit, but primarily the International Group. A full year contribution from our June 2003 acquisition of Guilbert, as well as positive effects of changes in exchange rates, were the main contributors to that increase. Currency exchange rates and that acquisition also drove the 2003 increase when compared to 2002. Internally, we analyze our international operations in terms of local currency performance to allow focus on operating trends and results.

Comparable sales (or “comp” sales) measure the sales from stores that have been operating for one year or more. Relocated stores are excluded from the comp calculation until one year of operation in the new location. The term is also used on an industry basis to describe contract and catalog sales, but it is most commonly used when referring to retail store sales. We use this measure to manage our business and have used this term throughout MD&A to explain our results. From time to time, we regroup product categories for better product management. Accordingly, comp sales reported in prior periods for certain product groupings have been adjusted to conform to current year group classifications. Our total comp sales increased 1% in 2004, following a 2% decline in 2003. Comp sales in North American Retail increased 3% in 2004, after a prior year decline of 4%.

Gross profit as a percentage of sales increased slightly in 2004 because of higher volume rebates and promotional incentives received from our vendors, offset in BSG by higher product cost and promotional activity, and in our International Group by a higher mix of contract customers and prospecting catalogs.

At the start of fiscal year 2003, we adopted new accounting guidance, Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. As a result of this standard, we now classify amounts earned under cooperative advertising arrangements as a credit to the cost of goods sold. Previously, these amounts were classified as a reduction of advertising expense. Additionally, under this standard a portion of the amount received is deferred in inventory and reduces the cost of products as they are sold, similar to our practice for vendor rebate arrangements.

To record the initial amount of cooperative advertising deferred into inventory at the beginning of 2003, we recorded an after-tax cumulative effect adjustment of $25.9 million, or $0.08 per share. The impact on continuing operations of applying this method in 2003 decreased cost of goods sold by $240.4 million and increased advertising expense by $234.2 million when compared to the prior accounting classification. Operating profit increased by $6.2 million, net earnings by $4.3 million and diluted earnings per share by $0.01. Fiscal years 2004 and 2003 are presented on a like basis, but pro forma information for 2002 is presented in the discussion of each business segment.

Store and warehouse operating and selling expenses consist of personnel costs, maintenance and other facility costs, advertising expenses, delivery and transportation costs, and certain other operating and selling costs. Freight costs incurred to bring merchandise to stores and warehouses are included as a component of inventory and cost of goods sold. Warehouse costs and freight costs incurred to ship merchandise, primarily related to our delivery customers, are included in store and warehouse expenses. Because of our multi-channel operations, and because some retail companies include shipping, handling and other distribution costs as a component of cost of goods sold, you should be aware that their measure of gross profit may not be comparable to ours.

Total store and warehouse operating and selling expenses as a percentage of sales declined in 2004 because of operating efficiency gains in both North American Retail and BSG. Severance costs, exit costs, and goodwill impairment charges are included in this line item in 2004. Fiscal year 2003 includes a charge to adjust our closed store reserve. Store and warehouse operating and selling expenses in 2002 include costs associated with our settlement of certain class action litigation in the state of California involving wage and hour claims relating to whether certain employees should be classified as “non-exempt” rather than “exempt.”

The Financial Accounting Standards Board (“FASB”) has issued a new accounting pronouncement that will require companies to expense the fair value of stock options granted to employees. This rule will be applicable for all public companies beginning with the third quarter of 2005. Because we currently provide stock options to a large number of our employees, this change could have a significant impact on our results in 2005 and beyond. Our assessment of this rule change is not yet complete, but our financial statement footnote disclosures have indicated that under one acceptable methodology for valuing stock option grants, the full year impact of expensing stock options in recent years would have reduced EPS in the range of $0.06 to $0.09 per share. We anticipate refining our analysis during the first half of 2005.

Corporate and other items not classified within our three main segments are addressed below following the discussions of segment results.

The Overall results table provides a subtotal for segment operating profit. We use this measure of performance to assess the operations of each business unit, and we believe it is useful to investors because it reflects the sales and operating expenses directly related to the segment’s activities. Our general and administrative expenses primarily consist of personnel and related costs associated with support functions. Because these functions typically support all segments of our business, we have historically not considered these costs in determining our segment profitability, but rather have applied this expense when looking at total company profitability. Other companies may charge more or less general and administrative costs to their segments, and our presentation therefore may not be comparable to similarly titled measurements used by some other entities. Our measure of segment operating profit should not be considered as an alternative to operating income or net earnings determined in accordance with GAAP. The table above reconciles segment operating profit to operating profit determined in accordance with GAAP.

NORTH AMERICAN RETAIL DIVISION
(Dollars in millions)

	2004		2003		2002
Sales	$5,940.7	100.0%	$5,650.1	100.0%	$5,804.4	100.0%
Cost of goods sold and occupancy costs	4,367.9	73.5%	4,161.0	73.6%	4,349.9	74.9%

Gross profit	1,572.8	26.5%	1,489.1	26.4%	1,454.5	25.1%

Store and warehouse operating and selling expenses	1,184.5	19.9%	1,177.9	20.9%	1,037.6	17.9%

Segment operating profit	$388.3	6.6%	$311.2	5.5%	$416.9	7.2%

Sales in our North American Retail Division increased 5% in 2004 over the prior year, compared to a decrease of 3% in 2003. Comparable sales in 2004 from the 892 stores that were open for more than one year increased 3%. In 2003, comp sales in the 870 stores that were open for at least one year were down 4%. Comp sales were positive in each quarter of 2004, reversing a trend of 15 consecutive quarters of decline. We completed a chain-wide technology remerchandising effort during the year, which improved both the breadth of product selection and presentation. This, plus increased promotional activity, drove significant technology sales increases. Overall, while not achieving our desired attachment rate goals, we did see improvement over last year in many categories. The comp sales increase in 2004 reflects a higher average transaction size but fewer transactions and the decrease in 2003 reflects both lower average transaction size and fewer transactions. We believe our sales in 2002 and part of 2003 were negatively impacted by the overall soft U.S. economy at that time.

The overall technology products category increased 13% in 2004, following an 11% decline in 2003. Sales of desktops, laptops, and networking equipment were all positive in 2004 while such trends had been negative in 2003. The increase in 2004 in part reflects the remerchandising efforts in technology and increased promotional activity. Generally, technology products produce lower margin rates as a percent of sales, and those margins are reduced further by promotions; however, promotions are frequently supported by our vendors, which protects our margins. Sales of supplies remained flat in 2004, with higher ink and toner sales offset by lower paper sales. The furniture and low tech category comp sales declined, but margin contribution was positive, reflecting increased margin rates for each sub-group in this category. During 2004, we launched our Advantage customer loyalty program and enrolled almost two million customers by year end. Merchandise costs associated with this program are included in cost of goods sold. Overall segment gross margin increased for the year, primarily from additional volume rebates and promotional support received from our vendors, particularly in the fourth quarter of the year. Also during 2004, we expanded our selection of private label brands. We currently offer in our stores and catalogs over 3,000 private label stock keeping units, or SKUs, and expect to expand this offering in the future.

During 2004, we opened 36 stores that we acquired from Toys “R” Us. The acquisition has provided us access to markets in the Northeast region of the U.S. where we were under-represented in retail. An additional 15 stores from the acquisition will be opened during 2005. We expect to open a total of 100 new stores during 2005 and remodel about 50 existing locations. All of these stores will be opened or remodeled using the M2 design, which we believe shoppers find more appealing than previous formats.

We adopted EITF 02-16 at the beginning of 2003. This accounting change reclassified cooperative advertising payments received from our vendors from a reduction of advertising expense to a reduction of product cost, primarily cost of goods sold. Had this change been effective for 2002, the pro forma impact on the North American Retail Division would have decreased cost of goods sold by $150.9 million and increased advertising expense by $151.5 million.

Total operating and selling expenses as a percent of sales decreased 100 basis points in 2004, largely the result of leverage from additional sales and a broad-based focus on operating expenses. Payroll cost reductions reflect a shift towards a higher percentage of part-time employees and an average reduction in per store headcount. Severance-related costs of approximately $2.0 million were incurred in 2004 to reduce staffing and streamline operations. Advertising expenses decreased as a percent of sales but increased in dollars, reflecting additional newspaper inserts, direct mail and the launch of our customer loyalty program. Other operating costs in 2004 include the impact of new stores and remerchandising efforts, partially offset by lower bank and credit fees. During 2003, increases in wage rates and in certain employee benefit costs were more than offset by streamlining certain operational processes and by reduced incentive costs. Facility expense increased in 2003 as we added stores and made changes to our store layout.

During 2003, we conducted a comprehensive review of our closed store commitments and recorded a $23.9 million charge to terminate some obligations and adjust the remaining commitments to current market values. We recorded similar charges in 2002 of

$6.7 million. Additionally, charges for asset impairments for under performing stores were $3.9 million, $2.7 million, and $5.4 million in 2004, 2003 and 2002, respectively. We regularly review actual and projected store performance and record any asset impairment charges as a component of store and warehouse operating expenses.

Operating and selling expenses in 2002 also included $14.4 million to settle potential class action litigation in the state of California relating to certain employee classifications as exempt from overtime.

BUSINESS SERVICES GROUP
(Dollars in millions)

	2004		2003		2002
Sales	$4,045.5	100.0%	$3,965.3	100.0%	$3,913.9	100.0%
Cost of goods sold and occupancy costs	2,746.2	67.9%	2,671.3	67.4%	2,684.6	68.6%

Gross profit	1,299.3	32.1%	1,294.0	32.6%	1,229.3	31.4%

Operating and selling expenses	899.8	22.2%	906.1	22.8%	864.4	22.1%

Segment operating profit	$399.5	9.9%	$387.9	9.8%	$364.9	9.3%

Sales in our BSG segment increased 2% in 2004 and 1% in 2003. Sales in our contract channel increased in both 2004 and 2003. Contract sales in the eastern U.S. have outperformed those in the western U.S., primarily because of weak economic conditions in the west. The increase in 2004 reflects revenue growth in most customer segments, with the national account segment growing at faster rates than the other account segments. Total direct sales (Office Depot catalog, Viking catalog and Tech Depot) were slightly positive in 2004, but sales in the catalog channel decreased in both 2004 and 2003. Comparable sales of office supplies, the largest category in BSG’s sales mix, increased 1% in 2004 and 3% in 2003. Higher paper costs and promotional activity negatively impacted gross profit in 2004, partially offset by higher vendor rebates. Furniture and low tech category sales increased 3% in 2004 after declining 3% in 2003.

We earn higher gross profit percentages in our BSG segment than in our North American Retail Division, principally because of lower occupancy costs and a sales mix that includes less technology products.

We adopted EITF 02-16 at the beginning of 2003. Had this change been effective for 2002, the pro forma impact would have decreased BSG’s cost of goods sold in that year by $66.1 million and increased advertising expense by $66.6 million.

In early 2004, we reorganized our contract sales force, with a greater emphasis on generating new accounts and increasing penetration of existing accounts. In late 2004, we began adding contract sales representatives to drive penetration in existing markets and to expand into new markets. We expect these additional representatives to accelerate sales in 2005. During 2004, we decided to consolidate our call centers from 13 locations to three and outsource certain activities, a process we expect to be completed by the third quarter of 2005. We incurred approximately $2.9 million of severance and other exit-related costs during 2004 and expect to incur $10.2 million of severance and exit costs in 2005 related to this consolidation and outsourcing. We expect significant savings from these initiatives in 2006. Catalog advertising expense decreased in 2004 as we eliminated certain unproductive programs; and bad debt expense declined because of improved systems and processes, and greater collaboration between our contract sales force and our credit management function.

Operating and selling expenses as a percent of sales continued to decline in 2004 as compared to 2003, a comparable trend that spans 16 consecutive quarters. In 2004, we realized additional benefits from optimizing our delivery model by using a more cost effective blend of company-owned and third party carriers. In 2002, call center consolidation contributed to lower personnel-related costs, and the introduction of new technologies streamlined operations and reduced delivery costs by 13%.

INTERNATIONAL GROUP
(Dollars in millions)

	2004		2003		2002
Sales	$3,580.8	100.0%	$2,746.5	100.0%	$1,641.4	100.0%
Cost of goods sold and occupancy costs	2,196.2	61.3%	1,653.2	60.2%	988.3	60.2%

Gross profit	1,384.6	38.7%	1,093.3	39.8%	653.1	39.8%

Operating and selling expenses	953.2	26.6%	724.0	26.4%	441.6	26.9%

Segment operating profit	$431.4	12.1%	$369.3	13.4%	$211.5	12.9%

Sales in our International Group grew 30% in 2004 and 67% in 2003. In local currencies, sales grew 21% in 2004 and 52% in 2003, though those increases primarily reflect the acquisition of Guilbert in mid-year 2003. Other than Guilbert, the growth in local currency sales was strongest in the United Kingdom, while sales declined in Germany and Japan in both 2004 and 2003. The integration of Guilbert continues. Integrating the sales force was more challenging than anticipated, and the post-acquisition sales performance has been below our expectations. We have strengthened the contract management team across Europe and continue investing in the sales force. Currency adjusted, sales contribution across all channels strengthened over the second half of the year, with four months of successive overall International Group sales improvement. Retail stores reported positive comp sales throughout 2004, although they make up less than 10% of our total sales mix.

During 2004, we acquired Elso Iroda Superstore Kft in Hungary, which included three stores and a contract sales business that formerly operated as Office Depot businesses under a licensing agreement. We opened an additional store in Hungary in 2004 and will look for opportunities to expand our presence in Eastern Europe. We also opened four stores in France and seven stores in Japan, and closed one store in Spain. In addition to our acquisition of Guilbert in 2003, we initiated contract operations in Germany in January 2003 and launched our retail business in Spain in March 2003. In 2003, we opened three stores in France and had a net increase of five stores in Japan. In 2002, we added catalog operations in three countries, increased the size of our contract sales force in four countries, initiated contract sales in Italy, added a net of seven new stores in France, and launched nine new web sites. We expect to continue to grow all sales channels in our European operations.

We adopted EITF 02-16 at the beginning of 2003. Had this change been effective for 2002, the pro forma impact on our International Group would have decreased cost of goods sold by $24.3 million and increased advertising expense by $24.6 million.

Gross profit as a percentage of sales decreased in both 2004 and 2003 (considering the pro forma impact of EITF 02-16), reflecting a higher mix of lower margin contract sales from the addition of Guilbert, and to a lesser extent, the increased distribution of prospecting catalogs (which feature lower priced products) in Europe to support growth into new markets and increased customer acquisition in established markets. Also, the change in 2004 reflects margin pressures in both the catalog and contract channels related to paper and ink and toner. Since mid-2003, the decrease has been partially offset by lower net product costs from increased vendor purchasing discounts achieved with higher volume following the Guilbert acquisition.

Operating and selling expenses as a percentage of sales have been higher in our International Group than in our other segments, primarily because of expansion activities, and in 2004 and 2003, costs related to acquisition integration activities. During 2004, we realigned a portion of our sales force throughout Europe and decided to relocate a warehouse in France to improve customer service at lower costs and recognized $16.7 million of related severance and moving costs. The new warehouse began fulfilling orders in November 2004. We also recognized a $9.4 million gain from the favorable settlement of certain claims related to our distribution network. As our operations grow in a particular market, fixed operating expenses decline as a percent of sales. For example, advertising costs in the form of prospecting and delivery costs, which are affected by the density of the delivery areas, decline as a percentage of sales as our operations in a given market grow.

During 2004, as a result of our customary fourth quarter impairment analysis, we made a determination that the goodwill balance existing in our Japanese reporting unit was impaired. In recent years, several initiatives were put in place in efforts to improve the profitability of this business, including streamlining from two brands to one brand, consolidating warehouses, and improving retail assortment and layout. However, the anticipated improvements have been less than expected, and we have recorded an impairment charge of approximately $11.5 million to reduce the carrying value of the goodwill to zero. We continue our efforts to improve the sales performance and profit of our Japanese operations.

As noted above, sales in local currencies have substantially increased in recent years. For U.S. reporting, these sales are translated into U.S. dollars at average exchange rates experienced during the year. International Group sales were positively impacted by foreign exchange rates in 2004 by $268.7 million, in 2003 by $253.2 million and in 2002 by $67.0 million. International Group segment operating profit also benefited from foreign exchange rates by $36.8 million in 2004, by $32.7 million during 2003 and by $9.0 in 2002. Future volatility in exchange rates could affect translated sales and operating profit of our International Group operations.

In 2003, we sold our operations in Australia with no significant impact on earnings. The Australian business has been accounted for as a discontinued operation.

CORPORATE AND OTHER

Other Operating Expenses

Other operating expenses primarily reflect pre-opening expenses and, in 2003, costs related to the integration of Guilbert.

Pre-opening expenses consist of personnel, property and advertising expenses incurred in opening or relocating stores and customer service centers (“CSCs”). We typically incur pre-opening expenses during a six-week period prior to a store opening, but the period was longer in 2004 for some of the stores acquired in the transaction with Toys “R” Us. Because we expense these items as they are incurred, the amount of pre-opening expenses each year is generally proportional to the number of new stores and CSCs opened during the period. On a world-wide basis, we opened or relocated 103 stores in 2004, 64 in 2003, and 42 in 2002. We relocated one CSC in Europe during 2004 and expect to complete another relocation during 2005. We opened three CSCs in 2002. For 2004, our pre-opening expenses were approximately $190,000 per domestic office supply store and $75,000 per international office supply store. Our cost to open a new CSC varies significantly with the size and location of the facility. We estimate pre-opening costs to open a domestic or international CSC to be approximately $1.0 million per facility.

In 2003, we incurred approximately $17.7 million of non-capitalizable integration costs in connection with our acquisition of Guilbert in June 2003. These costs primarily related to professional consulting fees for assistance with integration, management, internal communications plans, and human resource aspects of the acquisition.

General and Administrative Expenses

(Dollars in thousands)	2004	2003	2002
General and administrative expenses	$665,825	$578,840	$486,279
Percentage of sales	4.9%	4.7%	4.3%

Our general and administrative (“G&A”) expenses primarily consist of personnel-related costs associated with global support functions. Because these functions typically support all segments of our business, we have not considered these costs in determining our segment profitability.

The increase during 2004 includes a full year of Guilbert-related G&A expenses, as well as the impact of translating all international G&A expenses at higher exchange rates. The increase as a percentage of sales, however, reflects the write off of costs associated with terminating plans for a new corporate office site, dispute resolutions, executive severance following the departure of our Chairman and CEO, exit costs associated with corporate staff reductions, additional professional fees to comply with new legislation requiring additional documentation of controls over financial reporting, and corporate systems enhancements.

The increase in 2003 reflects the mid-year acquisition of Guilbert, the impact of exchange rates on other international expenses, and costs relating to finance, human resources and merchandising software applications. Employee-related costs declined in 2003 because of lower performance-based compensation, partially offset by higher costs for healthcare and other employee benefits.

The comments above and in the Overall section of this MD&A describe how our management has historically presented our G&A expenses. Other companies may charge more or less G&A expenses and other costs to their segments, and our results therefore may not be comparable to similarly titled measures used by other entities.

Other Income and Expense

(Dollars in thousands)	2004	2003	2002
Interest income	$20,042	$14,196	$18,509
Interest expense	(61,108)	(54,805)	(46,195)
Loss on extinguishment of debt	(45,407)	—	—
Miscellaneous income, net	17,729	15,392	7,183

Interest income increased in 2004, reflecting higher average cash and cash equivalent balances and higher interest-based investment yields. The decrease in 2003 reflects lower interest rates and lower cash balances for part of the year following the acquisition of Guilbert in mid-2003.

The increase in interest expense over the three-year period ended in 2004 results from the change in borrowings outstanding by period. Fiscal year 2004 includes interest on a full year of $400 million in senior notes that were issued in August 2003 at an effective interest rate of 5.87%, essentially a full year of interest on the $250 million in senior subordinated notes with an effective interest rate of 8.7% that were redeemed in December 2004, a full year of interest on approximately $100 million outstanding under our revolving credit facility, as well as interest expense on capital leases. Interest expense also includes accretion on lease obligations for stores closed before the end of 2002; the accrued lease obligations totaled $58.8 million at December 25, 2004. Following a change in accounting rules, accretion on lease obligations for stores closed after January 2003 is included as a component of operating expenses.

In December 2004, we redeemed the entire issue of the $250 million senior subordinated notes, pursuant to the optional redemption provisions of the subordinated notes indenture. The payment of approximately $302 million included the principal, accrued interest to the termination date, and contractual interest, discounted at the appropriate U.S. Treasury rate plus 50 basis points. The net loss on extinguishment of debt of $45.4 million included the make whole payment, removal of deferred issuance costs, and recognition of a previously deferred gain related to an interest rate swap.

Our net miscellaneous income (expense) consists of equity in the earnings of our joint venture investments, royalty and franchise income, and realized gains and impairments of other investments. Our equity-method investments are non-controlling interests in office supply selling operations outside of the United States and Canada. Earnings from these investments increased $4.3 million in 2004. In 2003, we sold or abandoned a majority of our interest in certain Internet companies, resulting in a fourth quarter charge of $8.4 million. In 2002 we recorded charges of $3.0 million related to the impairment of these investments. In 2003, this category also included recognition of approximately $11.8 million of net foreign currency gains, primarily resulting from holding euro investments in anticipation of purchasing Guilbert in June 2003.

Income Taxes

(Dollars in thousands)	2004	2003	2002
Income Taxes	$125,729	$141,524	$166,554
Effective income tax rate*	27%	32%	35%

*	Income Taxes as a percentage of earnings from continuing operations before income taxes.

The effective income tax rate in 2004 has been affected by four significant factors: (1) an $11.5 million tax expense related to the anticipated repatriation of foreign earnings, (2) an $11.3 million tax benefit from reducing existing valuation allowances on deferred tax assets, (3) settlements of tax audits of $12.4 million, and (4) a release of previously recorded accruals for uncertain tax positions based on changes in the facts and circumstances.

The American Jobs Creation Act was passed by Congress and signed into law in 2004. This Act allows a one-time reduction in U.S. Federal taxes on repatriated earnings of foreign affiliates. We have decided to repatriate at least $200 million of foreign earnings and have recognized the incremental U.S. tax expense. We have not yet decided whether to repatriate any additional amounts. Should we decide to bring additional foreign earnings back to the U.S. during 2005, our tax expense will increase accordingly.

Because of a projected increase in taxable income of certain international entities, and a reassessment of certain state tax circumstances, we changed our assessment of the need for the valuation allowances on the related deferred tax assets. Tax expense was reduced because we now believe the related tax benefits are more likely than not to be realized.

The consolidated effective income tax rate has decreased over the three years presented, reflecting an increasing proportion of international activity, which is generally taxed at lower effective tax rates and, in 2003, realization of certain state tax credits. The effective tax rate in future periods can be affected by variability in our mix of income and tax rates in the various jurisdictions and therefore may be higher or lower than it has been over the past three years. Currently, we are in the final stages of completing routine taxing authority examinations of certain earlier tax years. Resolution of these examinations for amounts other than those that we have reserved as probable exposures will impact tax expense in future periods.

We are a multi-national corporation engaged in complex business, legal and tax transactions in various countries. Our current effective tax rate is dependent in part upon both agreements with taxing authorities in a number of jurisdictions and tax filing positions taken in various jurisdictions, which tax filing positions we believe to have been taken in good faith and to be well founded based upon our understanding of the applicable tax codes. Our agreements with tax authorities and our tax filing positions are subject to ongoing review by us and by various taxing authorities. A material change in any of our agreements with taxing authorities, or a successful challenge to any one or more of our tax filing positions, could have a material impact on our overall corporate tax rate, causing this rate to be higher or lower than the current tax rate.

In 2005, we anticipate resolution of various issues pertaining to certain tax agreements and/or tax filing positions in various taxing jurisdictions, which could result in a higher effective tax rate. Such change in our tax rate could be material. We have made no determination at this time as to whether there will definitely be a change in our tax rate, the magnitude of any such change in our tax rate or the impact on future periods from any such change.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

(Dollars in thousands)	2004	2003	2002
Operating activities	$645,865	$656,280	$702,334
Investing activities	(426,606)	(1,184,377)	(199,903)
Financing activities	(256,477)	388,851	(212,625)

Operating Activities

We have consistently satisfied operating liquidity needs and planned capital expenditure programs through our normal conversion of sales to cash. Over the three years ended in 2004, we generated over $2.0 billion of cash flows from operating activities. At December 25, 2004, we had over $565 million available under our revolving credit facility, and incurred no new borrowings under this program during this year, in spite of significant outflows for investing and financing activities.

Our major sources of cash from operations include: store sales, a majority of which are generated on a cash and carry basis, our private label credit card program, which is administered by a third party financial services company and converted to cash daily, and collection of our receivables. We generate receivables from our contract and certain direct mail customers, and as we expand this business here and abroad, we anticipate our accounts receivable portfolio will grow. Additionally, amounts due us under rebate, cooperative advertising, and other programs with our vendors comprised over 25% of total receivables at the end of 2004 and 2003, respectively. These receivables tend to fluctuate seasonally (growing during the second half of the year and declining during the first half), because certain collections do not occur until specified milestones are reached or the program year is complete. These receivables, however, are typically high quality and are collected quickly after reaching specified milestones. Our primary outflow of cash from operations is the purchase of inventory, net of customary credit arrangements with vendors, operational costs such as payroll and rent, and the payment of current taxes.

Cash flows provided by operating activities in 2004 decreased 2% as compared to 2003. The change reflects the comparison to higher non-cash charges in 2003 from inventory obsolescence and adjustment to our closed store reserves, offset by lower working capital needs in 2004. The increase in accounts payable and inventory at year end 2004 reflects the addition of 52 new stores during the fourth quarter, as well as an addition to inventory for anticipated first quarter 2005 needs. Accounts receivable balances increased because of a 7% increase in fourth quarter sales for 2004 compared to 2003, as well as an increase in receivables from vendors. The increased volume of purchases finalized at the end of the year, along with the increase in promotional activity contributed to the increase in receivables from our vendors compared to 2003.

For 2003 compared to 2002, the decrease in current liabilities reflects payments on closed store liabilities, accrued employee compensation, and settlement of accrued expenses, as well as the timing of year-end purchases and vendor payments. The increase in inventories reflects lower than expected sales in our North American Retail Division during the fourth quarter, and an intentional build up of certain products to support the holiday season and, our new retail merchandising initiatives. The non-cash operating items primarily include an increase in our deferred income tax expense, an increase in our closed store reserve, and various asset impairments. The additional depreciation includes the impact of acquiring Guilbert assets.

Investing Activities

During 2004, we invested $391.2 million in capital expenditures. This activity includes the opening, relocating and remodeling of retail stores worldwide, as well as opening one Customer Service Center in Europe. The capital expenditures in North America include $90.6 million to buy 91 retail store locations from Toys “R” Us. The original transaction included 124 store locations. Of that total, we have opened 36 during 2004, and we plan to open an additional 15 in 2005. Seventeen others were transferred directly to a separate buyer, 24 are being held for sale or sublease, and 32 were removed from the transaction by mutual agreement. We also acquired retail stores in Hungary that had operated as Office Depot stores under separate licensing agreements.

Investing activities for 2003 include approximately $919 million for payments made in connection with our acquisition of Guilbert, net of cash acquired. See Note D to our Consolidated Financial Statements for additional discussion of the purchase transaction. Investing activities in 2004 and 2003 also include $55 million and $100 million, respectively, invested in a mutual fund that primarily invests in U.S. Government agency obligations.

We currently plan to open 100 stores in our North American Retail Division (including the 15 stores discussed above) and approximately five to ten stores in our International Group during 2005. We estimate that our cash investing requirements will be approximately $1.0 million for each new domestic office supply store. The $1.0 million includes approximately $0.4 million for leasehold improvements, fixtures, point-of-sale terminals and other equipment, and approximately $0.6 million for the portion of our inventories that will not be financed by our vendors. In addition, our average new office supply store requires pre-opening expenses of approximately $0.2 million. We also anticipate remodeling approximately 50 retail locations during 2005 at an average cost of $250,000 per location.

Financing Activities

Our existing credit agreement is a $750 million 5-year unsecured multi-currency revolving credit facility, which includes up to $350 million available for standby and trade letters of credit. This facility runs through March 2009. Upon mutual agreement, the maximum borrowing may be increased to $900 million. The agreement provides borrowings up to the total amount in U.S. dollars, British pounds, euro, or yen. We may elect interest periods of one, two, three, six, nine or twelve months. Interest is based on the London Interbank Offering Rate (“LIBOR”), plus a spread determined at the time of usage. Based on our current credit ratings, borrowings include a spread of 0.70%. The effective interest rate on yen borrowings at the end of 2004 was 0.763%. At December 25, 2004, we had approximately $565.0 million of available credit under our revolving credit facility, which covers $81.9 million outstanding letters of credit. We had an additional $8.2 million of letters of credit outstanding under a separate trade agreement.

In December 2004, we redeemed the entire issue of our $250 million senior subordinated notes, pursuant to the optional redemption provisions of the subordinated notes indenture. The payment of approximately $302 million included the principal, accrued interest to the termination date, and contractual interest, discounted at the appropriate U.S. Treasury rate plus 50 basis points. The redemption resulted in a fourth quarter 2004 charge of $45.4 million which included the make whole payment, removal of deferred issuance costs, and a previously deferred gain related to an interest rate swap. The charge is reported as a loss on extinguishment of debt in the other income (expense), net section of the Consolidated Statements of Earnings.

In August 2003, we issued $400 million of senior notes due August 2013. These notes are not callable and bear interest at the rate of 6.250% per year, to be paid on February 15 and August 15 of each year. The notes contain provisions that, in certain circumstances, place financial restrictions or limitations on us. Simultaneous with completing the offering, we liquidated a treasury rate lock. The proceeds of $16.6 million are being amortized over the term of the notes, reducing the effective interest rate to 5.87%. During 2004, we entered into a series of fixed-to-variable interest rate swap agreements as fair value hedges on the $400 million of senior notes. The swaps qualify for shortcut hedge accounting and no ineffectiveness has been recognized.

We are in compliance with all restrictive covenants included in the above debt agreements.

The Office Depot board of directors has approved two common stock repurchase plans, both of which were in effect during 2004. In 2001, the board approved an annual share repurchase plan, subject to their annual review, of up to $50 million per year until cancelled by the board. Under this plan, we purchased 3.0 million shares in 2004, at a cost of $50.0 million; 3.2 million shares in 2003, for $50.0 million; and 2.9 million shares in 2002, for $45.9 million.

In September 2004, the board of directors authorized an additional $500 million common stock repurchase program to be completed over the following 12 to 24 months. The $50 million annual purchases in each of 2005 and 2006 that would be available under that program are included in this $500 million program. At December 25, 2004, approximately 900,000 shares have been repurchased for $15.5 million under this program.

During 2002, we exercised our option and redeemed all of the outstanding shares of convertible subordinated notes, originally issued in 1992 and 1993. The shares were redeemed at original issue price plus accrued interest, totaling $243 million.

We continually review our financing options. Although we currently anticipate that we will fund our 2005 operations, expansion and other activities through cash on hand, funds generated from operations, property and equipment leases and funds available under our credit facilities, we will continue to consider alternative financing as appropriate for market conditions.

We have never paid a cash dividend on our common stock. While our board of directors regularly assesses our dividend policy, there are no current plans to declare a dividend.

The following table summarizes our contractual cash obligations at December 25, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by Period
(Dollars in thousands)		Less than			After 5
Contractual Obligations	Total	1 year	1 – 3 years	4 – 5 years	years
Long-term debt obligations (1)	$731,473	$25,786	$51,572	$154,115	$500,000
Capital lease obligations (2)	128,456	18,795	24,379	18,871	66,411
Operating leases (3)	3,689,728	412,247	695,723	576,543	2,005,215
Purchase obligations (4)	90,127	71,711	13,583	4,350	483
Other long-term liabilities (5)	—	—	—	—	—

Total contractual cash obligations	$4,639,784	$528,539	$785,257	$753,879	$2,572,109

(1)	Long-term debt obligations include our $400 million senior notes and borrowings under our revolving credit facility, excluding any related discount. Amounts include contractual interest payments (using the interest rate as of December 25, 2004 for the revolving credit facility). Amounts due under our revolving credit facility have been classified according to its scheduled maturity in March 2009; however, we may refinance this borrowing under a future credit facility.

(2)	The present value of these obligations, are included on our Consolidated Balance Sheets. See Note G of the Notes to Consolidated Financial Statements for additional information about our capital lease obligations.

(3)	Our operating lease obligations are described in Note I of the Notes to Consolidated Financial Statements.

(4)	Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding on us that meet any of the following criteria: (1) they are noncancelable, (2) we would incur a penalty if the agreement was cancelled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services. If the obligation is noncancelable, the entire value of the contract is included in the table. If the obligation is cancelable, but we would incur a penalty if cancelled, the dollar amount of the penalty is included as a purchase obligation. If we can unilaterally terminate the agreement simply by providing a certain number of days notice or by paying a termination fee, we have included the amount of the termination fee or the amount that would be paid over the “notice period.” As of December 25, 2004, purchase obligations include television, radio and newspaper advertising, a sports facility naming right and other sports sponsorship commitments, telephone services, and software licenses and service and maintenance contracts for information technology. Contracts that can be unilaterally terminated without a penalty have not been included.

(5)	Our Consolidated Balance Sheet as of December 25, 2004 includes $342.3 million classified as “Deferred income taxes and other long-term liabilities.” This caption primarily consists of our net long-term deferred income taxes, the unfunded portion of the Guilbert pension plans, deferred lease credits, and liabilities under our deferred compensation plans. These liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note H of the Notes to Consolidated Financial Statements for additional information regarding our deferred tax positions and Note J for a discussion of our employee benefit plans, including the Guilbert pension plans and the deferred compensation plan.

In addition to the above, we have letters of credit totaling $90.1 million outstanding at the end of the year, and we have recourse for private label credit card receivables transferred to a third party. We record a fair value estimate for losses on these receivables in our financial statements. The total outstanding amount transferred to a third party at the end of the year was approximately $254.3 million.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (i.e., GAAP). Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies can be found in Note A in the Notes to Consolidated Financial Statements. We have also identified certain accounting policies that we consider critical to understanding our business and our results of operations and we have provided below additional information on those policies.

Vendor arrangements – Each year, we enter into purchase arrangements with our vendors which provide for certain payments, including rebates, to be paid to our Company by certain vendors, that we generally refer to as “vendor programs. ” These arrangements typically fall into two broad categories, with some underlying sub-categories. The largest category is volume-based rebates. Generally, our product costs per unit decline as higher volumes of purchases are reached. Many of our vendor agreements provide that we pay higher per unit costs prior to reaching a predetermined milestone, at which time the vendor rebates the per unit differential on past purchases, and also applies the lower cost to future purchases until the next milestone is reached. Current accounting rules provide that companies with a sound basis for estimating their full year purchases, and therefore the ultimate rebate level, can use that estimate to value inventory and cost of goods sold throughout the year. We believe our history of purchases with many vendors provides us with a sound basis for using such an estimation process.

However, if the anticipated volume of purchases is not reached, or if we form the belief in any given point in the year that it is not likely to be reached, cost of goods sold and the remaining inventory balances are adjusted to reflect that change in our outlook. We review sales projections and related purchases against vendor program estimates at least quarterly and adjust these balances accordingly. While vendor rebates are recognized throughout the year based on judgment and estimates, the final amounts due from vendors are generally known soon after year-end. Substantially all vendor program receivables outstanding at the end of the year are collected within the three months immediately following year-end. We believe that our historic collection rates against vendor programs provides a sound basis for our estimates of anticipated vendor payments throughout the year.

We also have arrangements with our vendors that are event-based. These arrangements can take many forms, but two primary types cover (i) reimbursement for our advertising (sometimes referred to as “cooperative” or “co-op” advertising) and (ii) specific promotional activities. Prior to 2003, the co-op advertising reimbursements were classified as a reduction of advertising expense for the period. With our adoption of EITF 02-16 at the beginning of 2003, cooperative advertising arrangements are classified as a reduction of product costs, reducing costs of goods sold and inventory. See Note C of the Notes to Consolidated Financial Statements for information regarding the impact of adopting EITF 02-16.

Other types of event-based arrangements include special pricing offered by certain of our vendors for a limited time, payments for special placement or promotion of a product, reimbursement of costs incurred to launch a vendor’s product, price protection, and various other special programs. Such special programs are often associated with a vendor’s decision to launch a new product, or in some cases to, discontinue a given product or product line. These payments are classified as a reduction of costs of goods sold or inventory, as appropriate for the program. Additionally, we receive payments from vendors for activities that lower the vendor’s cost of product shipment. Such receipts are recognized as a reduction of our cost of goods sold.

Agreements reached with vendors generally cover one year, but vendor program and cooperative advertising arrangements can change between years. These arrangements can be influenced by increases or reductions in inventory purchases compared to company plans and programs offered by the vendors. While there are long-standing volume and pricing conventions in the office products industry, such program arrangements are regularly renegotiated, and as such, are subject to change. If these vendor program arrangements were materially less beneficial, we could either increase the selling price of the vendor’s product, which may impact sales volume, or experience a decline in profitability.

We recognize the area of vendor programs as an area in which there are opportunities for abuse by either vendors or our own employees. In recent years, other retailers have experienced issues and abuses in this area. We have taken various steps to ensure that our own vendor programs are operated as honestly and appropriately as possible, including extending our Code of Ethical Behavior to our vendors, and use of our internal audit resources to ensure that we are diligent in policing the operation of vendor programs by our own employees. We are aware of reported abuses at other retailers, and when these come to our attention, we direct our internal resources towards ensuring that the particular reported abuses are the focus of our attention.

Inventory valuation – Our selling model is predicated on the breadth and availability of our product assortment, and our profitability is dependent on high inventory turnover rates. Our merchants monitor inventory on hand by location, particularly as it relates to trailing and projected sales trends. Once a product has been identified for discontinuance, we record a charge to reduce the carrying value to our assessment of the lower of cost or market. This assessment is based on the quality of the merchandise, the rate of sale, and our assessment of market conditions. Additional cost adjustments and sales markdowns will be taken as considered appropriate until the product is sold or otherwise disposed. Estimates and judgments are required in determining what items to stock and at what level, and what items to discontinue and how to value them prior to sale.

Goodwill testing - Under accounting rules that became effective at the beginning of fiscal 2002, goodwill is not amortized but is tested at least annually for impairment. Absent any circumstances that warrant testing at another time, this is customarily done as part of our year-end closing process.

Our testing consists of comparing the estimated fair values of each of our reporting units to their carrying amounts, including recorded goodwill. We estimate the fair values of each of our reporting units by discounting their projected future cash flows. Our projections are based on the budget for the succeeding year and multi-year forecasts. Developing these future cash flow projections requires us to make significant assumptions and estimates regarding the sales, gross margin and operating expenses of our reporting units, as well as economic conditions and the impact of planned business or operational strategies. Should future results or economic events cause a change in our projected cash flows, or should our operating plans or business model change, future determinations of fair value may not support the carrying amount of one or more of our reporting units, and the related goodwill would need to be written down to an amount considered recoverable. Any such write down would be included in the operating expenses of the business unit. The performance of our business in Japan in 2004 did not meet the assumptions used in the prior year’s testing of goodwill. This under-performance, combined with the decline in our future expectations for certain initiatives put in place in 2003 and 2004, caused us to record an impairment charge relating to Japan’s goodwill.

Closed store reserves and asset impairments – We assess on a regular basis the performance of each retail store against historic patterns and projections of future profitability. These assessments are based on management’s estimates for sales growth, gross margin attainments, and cash flow generation. If, as a result of these evaluations, management determines that a store will not achieve certain targets, the decision may be made to close the store. When the decision is made to close a store, and the store is no longer used for operating purposes, we recognize a liability for the remaining costs related to the property, reduced by an estimate of any sublease income. The calculation of this liability requires us to make assumptions and to apply judgment regarding the remaining term of the lease (including vacancy period), anticipated sublease income, and costs associated with vacating the premises. With assistance from independent third parties, we periodically review these judgments and estimates and adjust the liability accordingly. In 2003, as a result of a detailed portfolio review and changes in commercial real estate markets where we have lease commitments, we increased our liability for closed stores by $23.9 million. Future fluctuations in the economy and the market place demand for commercial properties could result in material changes in this liability. Costs associated with facility closures are included in store and warehouse operating expenses.

In addition to the decision about whether or not to close a store, store assets are regularly reviewed for recoverability of their carrying amounts. The recoverability assessment requires judgment and estimates of a store’s future cash flows. New stores may require two or more years to develop a customer base necessary to achieve expected cash flows and we typically do not test for impairment during this early stage. However, if in subsequent periods, the anticipated cash flows of a store cannot support the carrying amount of the store’s assets, an impairment charge is recorded to operations as a component of operating and selling expenses. To the extent that management’s estimates of future performance are not realized, future assessments could result in material impairment charges.

Income taxes – Income tax accounting requires management to make estimates and apply judgments to events that will be recognized in one period under rules that apply to financial reporting and in a different period in the company’s tax returns. In particular, judgment is required when estimating the value of future tax deductions, tax credits, and net operating loss carryforwards (NOLs), as represented by deferred tax assets. Some tax credits and NOLs may expire before they can be used and certain deductions by jurisdiction may not meet the recognition standard. Accordingly, to the extent that we believe the recovery of all or a portion of a deferred tax asset is not likely, we establish a valuation allowance. Generally, changes in judgments that increase or decrease these valuation allowances impact current earnings.

When we acquired Guilbert, we recorded valuation allowances for the deferred tax assets related to their existing NOLs because of the uncertainty of their realization. Should we be able to realize a tax benefit from these deferred tax assets, the benefit would reduce goodwill, rather than affect current earnings.

In addition to judgments associated with valuation accounts, our current tax provision can be affected by our mix of income and identification or resolution of uncertain tax positions. Because income from domestic and international sources may be taxed at different rates, the shift in mix during a year or over years can cause the effective tax rate to change. We base our rate during the year on our best estimate of an annual effective rate, and update those estimates quarterly. We also regularly evaluate the status and likely outcome of uncertain tax positions.

We file our tax returns based on our best understanding of the appropriate tax literature. However, complexities in the rules and our operations, as well as positions taken publicly by the taxing authorities may lead us to conclude that accruals for uncertain tax positions are required. We generally maintain accruals for uncertain tax positions until examination of the tax year is completed by the taxing authority, available review periods expire, or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount. The Financial Accounting Standards Board has indicated that they will be reviewing the accounting for uncertain tax positions and may issue new or revised accounting rules during 2005. We believe our current processes are consistent with accounting principles generally accepted in the United States of America.

SIGNIFICANT TRENDS, DEVELOPMENTS AND UNCERTAINTIES

Over the years, we have seen continued development and growth of competitors in all segments of our business. In particular, mass merchandisers and warehouse clubs have increased their assortment of home office merchandise, attracting additional back-to-school customers and year-round casual shoppers. We also face competition from other office supply superstores that compete directly with us in numerous markets. This competition is likely to result in increased competitive pressures on pricing, product selection and services provided. Many of these retail competitors, including discounters, warehouse clubs, and even drug stores and grocery chains, carry at least limited numbers of basic office supply products, including ink and toner cartridges, printer paper and other basic supplies. Some of them have also begun to feature technology products. Many of them price certain of these offerings lower than we do, but they have not shown an indication of greatly expanding their somewhat limited product offerings at this time. This trend towards a proliferation of retailers offering a limited assortment of office products is a potentially serious trend in our industry.

We have also seen growth in competitors that offer office products over the Internet, featuring special purchase incentives and one-time deals (such as close-outs). Through our own successful Internet and business-to-business web sites, we believe that we have positioned ourselves competitively in the e-commerce arena.

Another trend in our industry has been consolidation, as competitors in the superstores channel and the copy/print channel have been acquired and consolidated into larger, well-capitalized corporate conglomerates. This trend towards consolidation, coupled with acquisitions by financially strong organizations, is potentially a significant trend in our industry.

We regularly consider these and other competitive factors when we establish both offensive and defensive aspects of our overall business strategy and operating plans.

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

Interest Rate Risk

We are exposed to the impact of interest rate changes on cash equivalents and debt obligations. The impact on cash and short-term investments held at the end of 2004 from a hypothetical 10% decrease in interest rates would be a decrease in interest income of approximately $2.5 million in 2004.

Market risk associated with our debt portfolio is summarized below:

	2004			2003
(Dollars in thousands)	Carrying	Fair	Risk	Carrying	Fair	Risk
	Value	Value	Sensitivity	Value	Value	Sensitivity
$250 million senior subordinated notes	$—	$—	$—	$259,440	$300,000	$5,760
$400 million senior notes	$403,771	$433,200	$14,800	$398,923	$420,320	$16,016
Revolving Credit Facility (1)	$103,068	$103,068	$515	$100,102	$100,102	$501

(1)	Including current maturities.

The risk sensitivity of fixed rate debt reflects the estimated increase in fair value from a 50 basis point decrease in interest rates, calculated on a discounted cash flow basis. The sensitivity of variable rate debt reflects the possible increase in interest expense during the next period from a 50 basis point change in interest rates prevailing at year-end.

In 2004, we entered into a series of interest rate swap agreements to receive fixed and pay floating rates, converting the equivalent of $400 million of this portfolio to variable rate debt through 2013.

Foreign Exchange Rate Risk

We conduct business in various countries outside the United States where the functional currency of the country is not the U.S. dollar. Our expansion in Europe and our acquisition of Guilbert in June 2003 increased the proportion of our operations in countries with euro and British pound functional currencies. The recent weakening of the U.S. dollar compared to other currencies, primarily the euro and British pound, has positively impacted our results by increasing reported sales and operating profit; however, a strengthening of the U.S. dollar will adversely impact our results. While we look for opportunities to reduce our exposure to foreign currency fluctuation against the U.S. dollar, at this point we have determined not to pursue translation hedging opportunities generally. As of December 25, 2004, a 10% change in the applicable foreign exchange rates would result in an increase or decrease in our operating profit of approximately $21 million.

Although operations generally are conducted in the relevant local currency, we are also subject to foreign exchange transaction exposure when our subsidiaries transact business in a currency other than their own functional currency. This exposure arises primarily from a limited amount of inventory purchases in a foreign currency. Foreign exchange forward contracts to hedge certain inventory exposures were $65 million at their highest point during 2004.

Generally speaking, we view our international businesses internally by focusing on the “local currency” results of the business, and not with regard to the translation into U.S. dollars, as the latter is generally beyond our control. A comparative view of the results of our international operations is most meaningful, in our view, by a focus on the comparative results in local currencies.

INFLATION AND SEASONALITY

Although we cannot determine the precise effects of inflation on our business, we do not believe inflation has a material impact on our sales or the results of our operations. We consider our business to be only somewhat seasonal, with sales in our North American Retail Division and Business Services Group slightly higher during the first and third quarters of each year, and sales in our International Group slightly higher in the first and fourth quarters.

NEW ACCOUNTING STANDARDS

In March 2004, Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”), was released. This guidance relates to impairment measurements of debt and equity securities, and essentially requires companies to recognize an impairment unless they believe declines in value will be recovered over the company’s intended investment horizon. The staff of the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which delayed the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. Our current investment portfolio contains only a limited amount of the type of securities covered by this guidance; however, a change in the method of accounting for other-than-temporary declines could impact our results of operations, when that guidance is finalized.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment, (“FAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used continues to be available, but we have not yet completed our assessment of the alternatives. FAS 123(R); will be effective for our company beginning with the third quarter of 2005. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts that have been included in their footnotes. We have not yet concluded on which transition option we will select. For the pro forma effect of a full year application, using our existing valuation and amortization assumptions, see Note A of Notes to Consolidated Financial Statements included in Item 15 of this Report on Form 10-K.

FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), was issued in December 2004. This FSP provides guidance on accounting for special reductions in taxes included in the American Jobs Creation Act of 2004. In particular, the Act allows a one-time decrease in U.S. taxes on repatriated foreign earnings. FSP 109-2 clarifies that a company’s consideration of the Act does not overrule their prior contention that the foreign earnings were permanently reinvested. Also, the FSP indicates that companies should provide tax expense when a decision is made to repatriate some or all foreign earnings, and provide disclosure about the possible range of repatriation if the analysis is not yet complete. We have decided to repatriate at least $200 million of foreign earnings during 2005 and have provided approximately $11.5 million of tax expense in 2004. We continue to assess whether additional earnings will be repatriated. For additional information about our income tax accounts, see Note H of Notes to Consolidated Financial Statements included in Item 15 of this Report on Form 10-K.

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

Forward-looking information involves risks and uncertainties, including certain matters that we discuss in more detail below in this Report on Form 10-K. Much of the information in this report that looks towards future performance of our company is based on various factors and important assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements in this Report. In particular, the factors we discuss below could affect our actual results and could cause our actual results in 2005 and in future years to differ materially from those expressed in any forward-looking statement made by us or on our behalf in this Report. We believe that the following risk factors should be considered by persons reading any part of this Report on Form 10-K, and we hereby expressly qualify this Report and future filings with the SEC (unless and until we modify these cautionary statements in a future filing) by the inclusion of these cautionary statements regarding future performance:

Competition – Retail: We compete with a variety of retailers, dealers and distributors in a highly competitive marketplace that includes such competitors as high-volume office supply chains (so-called “office supplies superstores”), warehouse clubs, computer stores, contract stationers and well-established mass merchant retailers. Even grocery and drug-store chains have begun to carry at least limited supplies of basic office supplies and technology items, including printer supplies such as ink cartridges and toner cartridges. While most of these retailers, other than the office supplies superstores, have not yet elected to carry the broad range of SKUs that our company carries in its various channels of distribution, many of them have elected to carry the most popular and fastest selling items, often selling those limited SKUs at highly competitive prices relative to the prices at which our company sells its products. Well-established mass merchant retailers have the financial and distribution ability to compete very effectively with us should they choose to enter more broadly into the office superstore retail category, Internet office supply or contract stationer business or substantially expand their offering in their existing retail outlets. In addition, there is substantial competition on the Internet from other merchants who may or may not have a “brick and mortar” presence. There is a possibility that any or all of these competitors could become more aggressive in the future, thereby increasing the number and breadth of our competitors, potentially having a material adverse effect on our business and results of our operations.

Competition – Contract and Direct: We compete with a number of contract stationers, mail order and Internet operators and retailers who supply office products and services to large and small businesses, both nationally and internationally, by selling on a contract basis to such businesses, as well as offering products through the convenience of catalog and Internet channels. In order to achieve and maintain expected profitability levels in this segment and as a company, we must continue to grow this segment of our business by adding new customers and taking market share from competitors, while maintaining the service levels and aggressive pricing necessary to retain existing customers. There can be no assurance we will be able to continue to expand our contract and direct business while retaining our base of existing customers, and any failure to do so could have a material adverse effect on our profitability.

We are also working on various initiatives to improve margin levels in this business segment by growing the percentage of small to medium sized businesses and by increasing our presence in terms of the numbers of sales representatives we use to call on customers, but there is no assurance that these initiatives will prove successful. Some of our competitors operate only in the contract and/or direct channels and therefore may be able to focus more attention on the business services segment, thereby providing formidable competition. Our failure to adequately address this segment of our business could put us at a competitive disadvantage relative to these competitors.

In addition, we are near maximum capacity in some of our distribution centers that serve our contract and direct customers, which may impede our ability to efficiently grow our business in certain markets. The economic problems of the past several years have had an adverse impact on a number of our contract and direct customers, resulting in some cases in cutbacks in expenditures of our existing customers for office supplies and other items we sell to them.

Competition – Consolidation: The past year has seen movements to consolidate certain aspects of the competitive landscape, including the entry of new and well-funded competitors in certain aspects of our business. For example, two major common carriers of goods have either completed or are in the process of completing acquisitions of retail outlets that will allow them to compete directly for copy, printing, packaging and shipping business. This is a material part of our business, and presents a new competitive challenge to us. In addition, two of our major competitors, one in the retail segment and the other in the contract and commercial business, have merged to form a new and potentially more formidable competitive presence, capable of competing in a more unified manner than was the case when these companies were separate entities.

Competition – International: In 2003, we acquired a large contract stationer in Europe, Guilbert, S.A., and thereby increased the significance of our European operations in many of the major commercial centers of Europe, including the U.K. However, the landscape in Europe remains highly competitive in all the channels in which we compete. Many of the same competitors we face in North America have established major operations in Europe. Historically, Europe has been our fastest growing business geography, and we have enjoyed excellent margins in that area. As competition increases in Europe, both from traditionally aggressive European companies, and the increased presence of U.S. and other international/multi-national competitors, we will be challenged to maintain both our growth rates and our margins in Europe. These pressures could have a material adverse impact on our financial results.

Internet: As mentioned above, many Internet-based merchandisers also compete with us. While this industry segment has recently sustained somewhat slower growth rates than in previous years, the remaining competitors in the Internet-only segment are substantially stronger and better able to compete than was necessarily the case in the past. The stronger competitors have established strong distribution capabilities and are formidable competitors to the more traditional “brick and mortar” office supplies superstores. This competition may increase in the future as the companies that have survived the ‘shakeout’ in the Internet segment continue to expand their operations.

In addition, certain manufacturers of computer hardware, software and peripherals, including certain of our suppliers, have expanded their own direct marketing of products, particularly over the Internet. The largest manufacturer of personal computers is also now the largest direct seller of such products over the Internet, along with the attendant accessories and supplies. In addition to selling technology hardware, some of these manufacturers have also begun to expand their offerings to include machine supplies, such as ink and toner. The number of these direct sellers has increased in recent years. Even as we expand our own Internet efforts, our ability to anticipate and adapt to the developing Internet marketplace and the capabilities of our network infrastructure to efficiently handle our rapidly expanding operations are of critical importance. Failure to execute well in any of these key areas could have a material adverse effect on our future sales growth and profitability.

Execution of Expansion Plans: We plan to open approximately 100 stores in the United States and Canada and approximately 5 to 10 stores in our International Group during 2005. We consider our retail expansion program to be an integral part of our plans to achieve anticipated operating results in future years. Circumstances outside our control, such as adverse weather conditions affecting construction schedules, unavailability of acceptable sites or materials, labor disputes and similar issues could impact anticipated store openings. At times in the past, our expansion activities have been hampered by sometimes poor selection of real estate locations, resulting in some stores that have failed to meet their planned financial results. Our future expansion plans also include opening retail stores of different sizes than our traditional superstore models and using different store formats and layouts. We have also considered opening a retail presence within other retailer’s locations, utilizing so-called “stores within stores.” We cannot determine with certainty whether these newly sized or formatted stores will be successful. The failure to expand by opening new stores as planned and/or the failure to generate the anticipated sales growth in markets where new stores are opened (including the opening of new sizes and formats of stores) could have a material adverse effect on our future sales growth and profitability.

During 2004, we agreed to purchase 124 stores from Toys “R” Us, with the expectation of opening approximately 50 of these as Office Depot stores and selling the others. By the end of 2004, we had removed several stores from the transaction by mutual agreement, sold several properties and opened 36 Office Depot stores in these locations; others will be opened during 2005. With this purchase, we gained access to markets in the mid-Atlantic states and the Northeast corridor of the United States, areas where we previously were under-represented in retail. Many of the locations that we expect to open as Office Depot retail stores will face strong competitive pressures. Throughout their useful lives, these retail locations must generate operating cash flows that are at least sufficient to recover the remaining book value of the initial purchase price and related capitalized and operating costs. Should these stores fail to meet future cash flow expectations, the carrying value of the stores and related assets may need to be written down. If required, such a write down could have a material adverse effect on future results of operations. Also, we have estimated the selling value and holding costs of stores that will not be opened as Office Depot stores. If we are unsuccessful in disposing of these locations as quickly as anticipated or at price levels that we expect, we may be required to adjust their carrying value which could have an adverse impact on our reported results in the period of adjustment.

Cannibalization of Sales in Existing Office Depot Stores: As we expand the number of our stores in existing markets, pursuing a ‘fill-in’ strategy that is both offensive and defensive in nature, sales in our existing stores may suffer from cannibalization (as customers of our existing stores begin shopping at our new stores). Our new stores typically require an extended period of time to reach the sales and profitability levels of our existing stores. Moreover, the opening of new stores does not ensure that those stores will ever be as profitable as existing stores, particularly when new stores are opened in highly competitive markets or markets in which other office supply superstores may have achieved “first mover” advantage. Our comparable sales are affected by a number of factors, including the opening of additional Office Depot stores; the expansion of our contract business in new and existing markets; migration of our customers from the retail channel to other channels, including our own Internet, direct and contract channels, competition from other office supply chains, mass merchandisers, warehouse clubs, computer stores, other contract stationers and Internet-based businesses; and regional, national and international economic conditions. In addition, our profitability would be adversely affected if our competitors were to attempt to capture market share by reducing prices. Any or all of these circumstances could have a material adverse effect on our anticipated future revenue and profitability models.

Costs of Remodeling and Re-merchandising Stores: The remodeling and re-merchandising of our stores has contributed to increased store expenses, and these costs are expected to continue impacting store expenses throughout 2005 and beyond. While a necessary aspect of maintaining a fresh and appealing image to our customers, the expenses associated with such activities could have a significant negative impact on our net income in the future. In addition, there is no guarantee that these changes will generate any of the benefits that we have anticipated. Furthermore, our growth, through both store openings and acquisitions, will continue to require the expansion and upgrading of our informational, operational and financial systems, as well as necessitate the hiring of new managers at the store and supervisory level. As mentioned in our MD&A, we adopted a new retail format that we call ‘M2’. At the end of 2004, we have opened or remodeled 101 stores to the M2 design. If we are unsuccessful in achieving an acceptable ROI on this design, such failure could have a material adverse effect on our future sales growth and profitability.

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

International Activity: We have operations in a number of international markets. We intend to enter additional international markets as attractive opportunities arise. Each entry could take the form of a start-up, acquisition of stock or assets or a joint venture or licensing arrangement. We have made a decision to accelerate our growth in Europe, increasing more rapidly than originally planned the number of countries in which we operate. In addition to the risks described above (in our domestic operations) and the increased level of competition in Europe and elsewhere, internationally we face such risks as foreign currency fluctuations, unstable political and economic conditions, and, because some of our foreign operations are not wholly owned, compromised operating control in certain countries. Recent world events have served to underscore even further the risks and uncertainties of operating in other parts of the world. Risks of civil unrest, war and economic crisis in portions of the world outside North America in which we operate represent a more significant factor than may have been the case in the past.

Also, we have experienced significant fluctuations in foreign currency exchange rates in 2004, including large swings in the exchange rate between the dollar and the euro and the dollar and the pound sterling during the prior year, which affected the sales and earnings in our International Group. Our results may continue to be affected by these fluctuations, both positive and negative, in the future as the value of the U.S. dollar changes against other currencies. All of these risks could have a material adverse effect on our financial position or our results from operations. Moreover, as we increase the relative percentage of our business that is operated globally, we also increase the impact these factors have on our future operating results.

Our operation in Japan, in particular, has proven to be disappointing to date and has generated losses that have materially affected our financial results in the past and may do so in the future. Because of differing commercial practices, laws and other factors, our ability to use the Internet and electronic commerce to substantially increase sales in international locations may not progress at the same rate as in North America.

Integration of Guilbert in Europe: In June 2003, we completed the acquisition of Guilbert, S.A., a leading contract stationer in Europe and formerly a wholly owned subsidiary of the PPR Group in France. In addition to the risks associated with making such a large investment (nearly $1 billion in U.S. dollars at 2003 year-end exchange rates), we also faced a formidable challenge in the integration of the Guilbert organization into our European Office Depot and Viking businesses. We appointed new country managers in nearly every country in which we operate in Europe. Some of these managers came from the Guilbert organization and some from the Office Depot/Viking organization. Failures of any of these managers to adapt to a new culture and the challenges in most cases of managing substantially larger businesses in their respective countries could have a material impact on our results of operations in Europe. To date, results have been mixed and in some cases have not met our expectations. In addition to the merger of somewhat different cultures, we also faced the challenges of physically integrating facilities from both the former Guilbert side of the business and the former Office Depot/Viking side of the business. The integration process continues. To the extent that we close or consolidate additional facilities, we are likely to face high social costs associated with such moves, and the possibility of work stoppages in the form of strikes in some locales in Europe. Any or all of these integration issues could have a material impact on our future financial performance and results of operations.

Global Sourcing of Products/Private Label: In recent years, we have substantially increased the number and types of products which we sell under our own Office Depot®, Viking®, Guilbert®, NiceDay™ and other private label brands. We expect this trend to continue and even accelerate in the future. We source many of these products from outside the United States, particularly in the Far East. While these products have attractive margins and may enhance our brand image, the increased reliance on foreign sourced products introduces its own set of risks and uncertainties. Sources of supply may prove to be unreliable, or the quality of the globally sourced products may vary from our expectations. Unlike the situation with our traditional suppliers, when we source in this manner, we must bear the risks and uncertainties of warranty, product liability and intellectual property issues.

Economic and civil unrest in areas of the world where we source such products, as well as shipping and dockage labor issues could adversely impact the availability or cost of such products, or both. Moreover, while we seek indemnities from the manufacturers of these products, the uncertainty of realizing on any such indemnity and the lack of understanding of U.S. product liability laws in certain parts of the Far East make it more likely that we may have to respond to claims or complaints from our customers as if we were the manufacturer of the products. In addition, while the initial margins on such products are generally more attractive than we can achieve by sourcing from traditional sources of supply, other factors, such as the lack of vendor program income, including cooperative advertising contributions, may make such sourcing less attractive in the future. Any of these circumstances could have a material adverse effect on our financial performance in the future.

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

M&A Activity: In 2003, we made a major investment in the growth of our business in Europe through the acquisition of Guilbert, S.A. from the PPR Group, at a cost of almost $1 billion (U.S. dollars at 2003 year-end exchange rates). This acquisition occurred five years after our previous major acquisition of Viking in 1998. Other than these two acquisitions, we have limited our merger and acquisition activity to relatively small acquisitions. However, as we seek ways to more aggressively expand and grow our business, we may need to increase our level of M&A activity, both domestically and internationally. While the opportunities from such activity cannot be ignored, neither can the clear reality that many acquisitions do not measure up to the expectations of the acquiring company for a host of reasons. Moreover, M&A activity may divert attention of our executive management team away from our existing core businesses. We may do a less than optimal job of due diligence or evaluation of target companies; and, as always, the task of integrating substantial businesses can prove difficult. Failure to grow our businesses through M&A activity, or failure to execute M&A activity in a satisfactory manner, as well as adding substantial leverage to our balance sheet in order to accomplish major acquisitions, could have a significant and material adverse effect on our future business prospects and/or our financial performance in the future.

Effects of Certain Charges: From time to time in the past, we have recorded charges and credits to adjust past estimates, such as facility closure costs, to reflect current conditions. There can be no assurance that additional charges of this nature will not be required in the future as well. In particular, we expect that a retail store chain, such as our North American Retail Division, should expect to close a certain number of stores each year, while remodeling and/or relocating a number of other stores. We cannot be certain that our decisions to close, remodel and/or relocate stores will have the desired favorable results on our financial performance, nor can we anticipate the size and nature of charges associated with such matters. Moreover, an increase in M&A activity increases our exposure to having to take such charges, as we learn more about the acquired entity and reach conclusions to consolidate, etc. that may or may not have been contemplated at the time of acquisition. Such charges, if any, could have a materially adverse impact on our financial position or operating results in the future.

Impact of New Legislation and New Accounting Rules: Since 2002, our company, along with other publicly held companies, has worked diligently to comply with new legislation that has been called the most comprehensive set of reforms of public companies in over a half century, the Sarbanes-Oxley Act of 2002 (“SOA”). Moreover, the implementation of various mandates under SOA has resulted in the promulgation of a host of new regulations by the Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board. During 2004, substantial costs have been incurred, and will continue to be incurred to comply with various of these mandates, including the engagement of separate public accounting firms to perform work that is now prohibited to be performed by our regular independent accounting firm, internal costs associated with documenting the adequacy of our internal controls over financial reporting and similar compliance activities, and increased costs of audit by our independent accounting firm.

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

Of current note, the Financial Accounting Standards Board (“FASB”) has issued several new accounting standards and is considering others, some of which could have a material impact on our reported results. In particular, beginning with the third quarter of 2005, all public companies will be required to record an expense associated with the estimated fair value of stock options issued to employees. In the past, this information has been disclosed on a pro forma basis in the notes to our financial statements, but not recorded. The disclosure indicated that expensing the fair value of stock options would have reduced annual diluted earnings per share in the range of $0.06 to $0.09 per share. The FASB has an active agenda of items to consider, several of which also could have a significant impact on the reported financial results and financial condition of the company. Issues being considered that could affect us include accounting for income taxes, revenue recognition and business combinations, to name a few. Also, all public companies are required to assess the continuing value of goodwill and long-lived assets. This assessment requires judgment and estimates about future cash flows, which may or may not be realized. Changes in facts or assumptions could cause the write-down or write-off of long-lived assets or goodwill associated with our operations. For example, the carrying value of goodwill relating to our investment in Japan was written down in 2004. The impact of any required write-off of goodwill associated with any units of our company could have a material adverse impact on our reported financial results in future periods.

Office Depot is confident that our past practices and reports filed with the SEC, the New York Stock Exchange and other reports are in material compliance with all laws and regulations, but the continued obligation to further enhance disclosures and make filings that increase the transparency of our reported results will undoubtedly add to the overall cost of doing business. And some of the many proposed changes in accounting policies and principles could dramatically alter the reported results of our company, as contemplated by at least certain currently pending proposals among various regulatory bodies.

Executive Management: Our former Chairman and Chief Executive Officer resigned his positions in October 2004. That role is being filled currently by a member of the company’s board of directors, Neil R. Austrian, while a search for a permanent replacement is conducted. It is possible that the search process for a new CEO may take longer than currently anticipated. It is also possible that an extended delay in identifying and recruiting a new CEO may have an adverse impact on the performance of our company. Further, it is possible that during a period of uncertainty while the recruiting process is underway, certain other senior executives may elect to depart the company, resulting in the necessity of filling other senior level managerial positions. Even if they do not elect to leave the company, their performance may suffer during the interim period, due to lack of focus on operating matters. Such departures or lack of management focus, if any, could also have an adverse impact on the performance of our company.

Possible Changes to our Global Tax Rate: Our Company is a multi-national, multi-channel reseller of office products. As a result of our operations in many foreign countries, in addition to the United States, our global tax rate is derived from a combination of applicable tax rates in the various jurisdictions in which we operate. Depending upon the sources of our income, any agreements we may have with taxing authorities in various jurisdictions, and the tax filing positions we take, our overall tax rate may be lower or higher than that of other companies. Our overall tax rate is dependent upon numerous factors, any one or more of which may change from time to time, resulting in a change in our overall tax rate that could be material. Because income from domestic and international sources may be taxed at different rates, the shift in mix during a year or over years can cause the effective tax rate to change. We base our estimate of an annual effective tax rate at any given point in time upon a calculated mix of the tax rates applicable to our Company and to estimates of the amount of business likely to be done in any given geography. We update those estimates quarterly. We also regularly evaluate the status and likely outcome of uncertain tax positions. The loss of one or more agreements with taxing jurisdictions, a change in the mix of our business from year to year and from country to country, or changes in tax laws in any of the multiple jurisdictions in which we operate could result in a favorable or unfavorable change in our overall tax rate, which change could be material to our reported financial results.

Disclaimer of Obligation to Update

We assume no obligation (and specifically disclaim any such obligation) to update these Cautionary Statements or any other forward-looking statements contained in this Annual Report to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See the information in the “Market Sensitive Risks and Positions” subsection of Management’s Discussion and Analysis of Financial Condition and Results of Operation set forth in Item 7 hereof.

Item 8. Financial Statements and Supplementary Data.

See Item 15(a) in Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The company’s management, with the participation of the company’s Chief Financial Officer, Charles E. Brown, and the company’s interim Chief Executive Officer, Neil R. Austrian, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the corporation’s disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this report is made known to them by others on a timely basis and that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

(a) Management’s Report on Internal Control Over Financial Reporting

     See Item 15(a)1 in Part IV.

(b) Attestation Report of the Independent Registered Public Accounting Firm

     See Item 15(a)1 in Part IV.

(c) Changes in Internal Controls

The company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in refinements to processes throughout the company. However, there has been no change in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information concerning our executive officers is set forth in Item 1 of this Form 10-K under the caption “Executive Officers of the Registrant.”

Information with respect to our directors and the nomination process is incorporated herein by reference to the information “Election of Directors/Biographical Information on the Candidates” and “How Nominees to our Board are Selected” in the Proxy Statement for our 2005 Annual Meeting of Shareholders.

Information regarding our audit committee and our audit committee financial experts is incorporated by reference to the information “Committees of our Board” and “Audit Committee Report” in the Proxy Statement for our 2005 Annual Meeting of Shareholders.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2005 Annual Meeting of Shareholders.

We have adopted a Code of Ethical Behavior in compliance with applicable rules of the Securities and Exchange Commission that applies to its principal executive officer, its principal financial officer, and its principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethical Behavior is available free of charge on the “Investor Relations” section of our web site at www.offficedepot.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethical Behavior by posting such information on our website at the address and location specified above.

Item 11. Executive Compensation.

Information with respect to executive compensation is incorporated herein by reference to the information under the caption “Executive Compensation” in the Proxy Statement for our 2005 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the caption “Stock Ownership Information” in the Proxy Statement for our 2005 Annual Meeting of Shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding compensation plans under which Office Depot equity securities are authorized for issuance as of December 25, 2004:

	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance
	of outstanding options,	outstanding options,	under equity compensation
	warrants, and rights	warrants, and rights	plans
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Long-Term Equity Incentive Plan (including the Long-Term Incentive Stock Plan)(1)	26,109,787	$16.04	18,224,591	(2)
Employee Stock Purchase Plan (ESPP)	Not Applicable	Not Applicable	388,194	(3)
Retirement Savings Plans	Not Applicable	Not Applicable	Not Applicable(3)

Equity compensation plans not approved by security holders:
None	—	Not Applicable	—

Total	26,109,787	$16.04	18,612,785

(1)	Outstanding options under the Long-Term Incentive Stock Plan are satisfied with available securities from the Long-Term Equity Incentive Plan.

(2)	As of December 25, 2004, the number of securities remaining available for future issuance has been reduced by approximately 497,000 shares of restricted stock.

(3)	We currently settle essentially all share needs under the ESPP, the 401(k) Plan, and related deferred compensation plan, by open market purchases through the respective plan administrators. The number of securities remaining available for future issuance has been adjusted for activity prior to open market settlement conversion.

For a description of the equity compensation plans above, see Note J – Employee Benefit Plans included under the heading “Notes to Consolidated Financial Statements.”

Item 13. Certain Relationships and Related Transactions.

Information with respect to such contractual relationships is incorporated herein by reference to the information under the captions “CEO Compensation” in the Proxy Statement for our 2005 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services.

Information with respect to principal accounting fees and services and pre-approval policies are incorporated herein by reference to the information under the captions “Information About Our Independent Accountants, “Audit & Other Fees,” and “All Other Fees” in the Proxy Statement for our 2005 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

     (a) The following documents are filed as a part of this report:

     1. The financial statements listed in “Index to Financial Statements.”

     2. The financial statement schedule listed in “Index to Financial Statement Schedule.”

     3. The exhibits listed in the “Index to Exhibits.”

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of March 2005.

OFFICE DEPOT, INC.
By /s/ NEIL R. AUSTRIAN
Neil R. Austrian
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 10, 2005.

Signature	Capacity
/s/ NEIL R. AUSTRIAN Neil R. Austrian	Chief Executive Officer (Principal Executive Officer) and Chairman, Board of Directors
/s/ CHARLES E. BROWN Charles E. Brown	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)
/s/ JAMES A. WALKER James A. Walker	Senior Vice President, Finance and Controller (Principal Accounting Officer)
/s/ LEE A. AULT, III Lee A. Ault, III	Director
/s/ DAVID W. BERNAUER David W. Bernauer	Director
/s/ ABELARDO E. BRU Abelardo E. Bru	Director
/s/ DAVID I. FUENTE David I. Fuente	Director
/s/ BRENDA J. GAINES Brenda J. Gaines	Director
/s/ MYRA M. HART Myra M. Hart	Director
/s/ W. SCOTT HEDRICK W. Scott Hedrick	Director
/s/ JAMES L. HESKETT James L. Heskett	Director
/s/ PATRICIA A. McKAY Patricia A. McKay	Director
/s/ MICHAEL J. MYERS Michael J. Myers	Director

Management’s Report on Internal Control Over Financial Reporting

Management of Office Depot is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 25, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 25, 2004, the company’s internal control over financial reporting is effective.

The company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our assessment of the company’s internal control over financial reporting. Their report appears on the following page.

/s/ NEIL R. AUSTRIAN
Neil R. Austrian
Chief Executive Officer and Chairman, Board of Directors

March 10, 2005

/s/ CHARLES E. BROWN
Charles E. Brown
Executive Vice President, Finance and Chief Financial Officer
March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Office Depot, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Office Depot, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 25, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 25, 2004 of the Company and our report dated March 7, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
March 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Office Depot, Inc.:

We have audited the accompanying consolidated balance sheets of Office Depot, Inc. and subsidiaries (the “Company”) as of December 25, 2004 and December 27, 2003 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 25, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Office Depot, Inc. and subsidiaries at December 25, 2004 and December 27, 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 25, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note C to the consolidated financial statements, in 2003 the Company changed its method of accounting for cooperative advertising arrangements to conform to the requirements of Emerging Issues Task Force Issue No. 02-16 upon adoption of such guidance.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
March 7, 2005

OFFICE DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

		December 27,
		2003
	December 25,	(As Restated
	2004	-See Note B)
ASSETS
Current assets:
Cash and cash equivalents	$793,727	$790,889
Short-term investments	161,133	100,234
Receivables, net of allowances of $38,007 in 2004 and $34,173 in 2003	1,303,888	1,112,417
Merchandise inventories, net	1,408,778	1,336,341
Deferred income taxes	133,282	169,542
Prepaid expenses and other current assets	115,363	67,305

Total current assets	3,916,171	3,576,728
Property and equipment, net	1,463,028	1,293,755
Goodwill	1,049,669	1,004,122
Other assets	338,483	320,074

Total assets	$6,767,351	$6,194,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,569,862	$1,261,788
Other accounts payable	80,455	61,391
Accrued expenses and other current liabilities	819,631	813,642
Income taxes payable	133,266	129,290
Current maturities of long-term debt	15,143	12,916

Total current liabilities	2,618,357	2,279,027
Deferred income taxes and other long-term liabilities	342,266	339,229
Long-term debt, net of current maturities	583,680	829,302
Commitments and contingencies
Stockholders’ equity:
Common stock — authorized 800,000,000 shares of $.01 par value; issued 404,925,515 in 2004 and 398,822,742 in 2003	4,049	3,988
Additional paid-in capital	1,257,619	1,175,497
Unamortized value of long-term incentive stock grant	(2,125)	(1,362)
Accumulated other comprehensive income	339,708	214,764
Retained earnings	2,593,275	2,257,771
Treasury stock, at cost – 92,623,768 shares in 2004 and 88,628,803 shares in 2003	(969,478)	(903,537)

Total stockholders’ equity	3,223,048	2,747,121

Total liabilities and stockholders’ equity	$6,767,351	$6,194,679

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

		2003	2002
		(As Restated	(As Restated
	2004	- See Note B)	- See Note B)
Sales	$13,564,699	$12,358,566	$11,356,633
Cost of goods sold and occupancy costs	9,308,560	8,483,820	8,021,471

Gross profit	4,256,139	3,874,746	3,335,162

Store and warehouse operating and selling expenses	3,037,257	2,807,112	2,342,556
General and administrative expenses	665,825	578,840	486,279
Other operating expenses	23,080	22,809	9,855

Operating profit	529,977	465,985	496,472

Other income (expense):
Interest income	20,042	14,196	18,509
Interest expense	(61,108)	(54,805)	(46,195)
Loss on extinguishment of debt	(45,407)	—	—
Miscellaneous income (expense), net	17,729	15,392	7,183

Earnings from continuing operations before income taxes and cumulative effect of accounting change	461,233	440,768	475,969
Income taxes	125,729	141,524	166,554

Earnings from continuing operations before cumulative effect of accounting change	335,504	299,244	309,415
Discontinued operations, net	—	176	(775)
Cumulative effect of accounting change, net	—	(25,905)	—

Net earnings	$335,504	$273,515	$308,640

Earnings per share from continuing operations before cumulative effect of accounting change:
Basic	$1.08	$0.97	$1.01
Diluted	1.06	0.95	0.98

Cumulative effect of accounting change:
Basic	$—	$(0.08)	$—
Diluted	—	(0.08)	—

Net earnings per share:
Basic	$1.08	$0.88	$1.01
Diluted	1.06	0.87	0.97

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

				Unamortized	Accumulated
	Common	Common	Additional	Value of Long-	Other	Compre-
	Stock	Stock	Paid-in	Term Incentive	Comprehensive	hensive	Retained	Treasury
	Shares	Amount	Capital	Stock Grant	Income (Loss)	Income	Earnings	Stock
Balance at December 29, 2001 (As Restated – See Note B)	385,538,340	$3,855	$1,007,088	$(2,578)	$(1,675,616)		$1,675,616	$(806,388)
Comprehensive income:
Net earnings						$308,640	308,640
Foreign currency translation adjustment					72,438	72,438

Comprehensive income						$381,078

Acquisition of treasury stock								(45,869)
Grant of long-term incentive stock	15,000	1	218	(218)
Cancellation of long-term incentive stock	(73,524)	(1)	(549)	284
Exercise of stock options (including income tax benefits)	8,195,441	82	108,478					(965)
Issuance of stock under employee stock purchase plans	139,773	1	1,097
Matching contributions under 401(k) and deferred compensation plans	90,022	1	1,663
Direct Stock Purchase Plans			33					55
Amortization of long-term incentive stock grant				1,217

Balance at December 28, 2002 (As Restated – See Note B)	393,905,052	3,939	1,118,028	(1,295)	1,165		1,984,256	(853,167)
Comprehensive income:
Net earnings						$273,515	273,515
Foreign currency translation adjustment					197,570	197,570
Proceeds from cash flow hedge, net of amortization					16,029	10,095

Comprehensive income						$481,180

Acquisition of treasury stock								(50,064)
Grant of long-term incentive stock	60,000	1	867	(867)
Cancellation of long-term incentive stock	(4,500)		(75)	75
Exercise of stock options (including income tax benefits)	4,850,481	48	57,710					(358)
Issuance of stock under employee stock purchase plans	11,709		(1,056)
Direct Stock Purchase Plans			23					52
Amortization of long-term incentive stock grant				725

Balance at December 27, 2003 (As Restated – See Note B)	398,822,742	3,988	1,175,497	(1,362)	214,764		2,257,771	(903,537)
Comprehensive income:
Net earnings						$335,504	335,504
Foreign currency translation adjustment					126,603	126,603
Amortization of gain on cash flow hedge					(1,659)	(1,045)

Comprehensive income						$461,062

Acquisition of treasury stock								(65,578)
Grant of long-term incentive stock	105,531	1	1,700	(1,700)
Cancellation of long-term incentive stock	(32,304)		(186)	186
Exercise of stock options (including income tax benefits)	6,029,546	60	81,695					(400)
Issuance of stock under employee stock purchase plans			(1,114)
Direct Stock Purchase Plans			27					37
Amortization of long-term incentive stock grant				751

Balance at December 25, 2004	404,925,515	$4,049	$1,257,619	$(2,125)	$339,708		$2,593,275	$(969,478)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

		2003	2002
		(As Restated	(As Restated
	2004	- See Note B)	- See Note B)
Cash flows from operating activities:
Net earnings	$335,504	$273,515	$308,640
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change, net	—	25,905	—
Depreciation and amortization	269,166	253,217	205,175
Charges for losses on inventories and receivables	87,927	118,282	93,220
Net earnings from equity method investments	(16,171)	(11,056)	(9,279)
Accreted interest on zero coupon, convertible subordinated notes	—	—	7,558
Deferred income tax provision	10,889	31,746	9,096
Net loss on investment securities	—	8,428	2,998
(Gain) loss on disposition of assets	(3,242)	6,912	1,465
Facility closure costs and impairment charges	24,791	26,675	12,130
Other operating activities	(3,998)	17,726	29,243
Changes in assets and liabilities:
(Increase) decrease in receivables	(150,821)	30,171	11,668
(Increase) decrease in merchandise inventories	(114,160)	(52,419)	(99,487)
Net (increase) decrease in prepaid expenses and other assets	(20,615)	4,935	(18,169)
Net increase (decrease) in accounts payable, accrued expenses and deferred credits	226,595	(77,757)	148,076

Total adjustments	310,361	382,765	393,694

Net cash provided by operating activities	645,865	656,280	702,334

Cash flows from investing activities:
Purchases of investment securities	—	—	(2,151)
Purchase of short-term investments	(67,975)	(100,000)	(6,435)
Sale of short-term investments	5,000	6,435	—
Acquisition, net of cash acquired	(7,900)	(918,966)	—
Capital expenditures	(391,222)	(216,481)	(202,655)
Purchase of properties held for sale	(19,570)	—	—
Proceeds from sale of business	—	36,210	—
Proceeds from disposition of assets and deposits received	55,061	8,425	11,338

Net cash used in investing activities	(426,606)	(1,184,377)	(199,903)

Cash flows from financing activities:
Net proceeds from exercise of stock options and sale of stock under employee stock purchase plans	70,592	46,664	88,898
Acquisition of treasury stock	(65,578)	(50,064)	(45,869)
Proceeds from issuance of notes	—	398,880	—
Proceeds from issuance of long-term borrowings	—	28,505	—
Net payments on long- and short-term borrowings	(11,491)	(35,134)	(12,350)
Redemption of notes	(250,000)	—	—
Repurchase of zero coupon, convertible subordinated notes	—	—	(243,304)

Net cash (used in) provided by financing activities	(256,477)	388,851	(212,625)

Effect of exchange rate changes on cash and cash equivalents	40,056	53,047	21,894

Net increase (decrease) in cash and cash equivalents	2,838	(86,199)	311,700
Cash and cash equivalents at beginning of period	790,889	877,088	565,388

Cash and cash equivalents at end of period	$793,727	$790,889	$877,088

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Office Depot, Inc. is a global supplier of office products and services, with sales in 21 countries outside the United States and Canada under the Office Depot®, Viking Office Products®, Viking Direct®, 4Sure.com®, Guilbert®, and NiceDay™ brand names. Products and services are offered through wholly owned retail stores, contract business-to-business sales relationships, commercial catalogs and multiple web sites.

Basis of Presentation: The consolidated financial statements of Office Depot, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany transactions have been eliminated in consolidation. Non-controlling investments in joint ventures selling office products and services in Mexico and Israel are accounted for using the equity method. Their results are included in miscellaneous income (expense), net in the Consolidated Statements of Earnings.

Discontinued Operations: In August 2002, we announced our decision to sell the Australian operations and completed the sale in January 2003 with no significant impact on net earnings. This business has been reported as a discontinued operation. Australia’s sales and pre-tax loss, respectively, were $80.9 million and $(1.0) million for 2002. The impact on basic earnings per share was $(0.01) for 2002.

Fiscal Year: Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. All periods presented consist of 52 weeks. Fiscal year 2005 will include 53 weeks.

Estimates and Assumptions: Preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and related notes. Actual results may differ from those estimates.

Foreign Currency: Assets and liabilities of international operations are translated into U.S. dollars using the exchange rate at the balance sheet date. Revenues and expenses are translated at average monthly exchange rates. Translation adjustments resulting from this process are recorded in stockholders’ equity as a component of other comprehensive income.

Monetary assets and liabilities denominated in a currency other than a consolidated entity’s functional currency result in transaction gains or losses from the remeasurement at spot rates at the end of the period. Foreign currency gains and losses that relate to non-operational accounts, such as cash and investments, are recorded in miscellaneous income (expense), net in the Consolidated Statements of Earnings. During 2003, approximately $11.8 million was recognized as a foreign currency gain resulting from holding euro investments in a dollar functional currency subsidiary in advance of an acquisition (see Note D). Foreign currency gains and losses on operational accounts, such as receivables and payables, are included as a component of operating expenses, though historically these amounts have been immaterial.

Cash Equivalents: All short-term highly liquid securities with maturities of three months or less from the date of acquisition are classified as cash equivalents. Cash and cash equivalents consist of funds held in general checking accounts and money market accounts.

Short-term Investments: Investments in debt and auction rate securities are classified as available-for-sale and are reported at fair market value, based on quoted market prices using the specific identification method. Unrealized gains and losses, net of applicable income taxes, are reported as a component of other comprehensive income. Interest earned on these funds is used to purchase additional units. The historical cost and fair value of this investment was $161.1 million and $100.2 million at December 25, 2004 and December 27, 2003, respectively. There were no unrealized losses at either period.

Receivables: Trade receivables, net, totaled $871.7 million and $797.7 million at December 25, 2004 and December 27, 2003, respectively. An allowance for doubtful accounts has been recorded to reduce receivables to an amount expected to be collectible from customers. The allowance recorded at December 25, 2004 and December 27, 2003 was $38.0 million and $34.2 million, respectively. Receivables generated through a private label credit card program are transferred to financial services companies, a portion of which have recourse to Office Depot.

Our exposure to credit risk associated with trade receivables is limited by having a large customer base that extends across many different industries and geographic regions. However, receivables may be adversely affected by an economic slowdown in the U.S. or internationally.

Other receivables are $432.2 million and $314.7 million as of December 25, 2004 and December 27, 2003, respectively, of which $356.8 and $284.7 are amounts due from vendors under purchase rebate, cooperative advertising and various other marketing programs. These vendor receivables are net of collection allowances of $11.0 million and $17.5 million at December 25, 2004 and December 27, 2003, respectively.

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

Historically, earnings of foreign subsidiaries have been the source for overseas expansion. Because these earnings have been considered permanently reinvested, they have not been subject to an incremental U.S. tax provision. Cumulative undistributed earnings of our foreign subsidiaries for which no income taxes have been provided was $1,203.5 million and $1,046.2 million as of December 25, 2004 and December 27, 2003, respectively.

The American Jobs Creation Act of 2004 included a one-time reduction in U.S. Federal taxes on the repatriation of foreign earnings of an affiliate. We are still evaluating the potential impact of this legislation and awaiting further clarification and interpretation of the Act. However, we have determined that we will repatriate at least $200 million during 2005 and have included a current expense of $11.5 million in the 2004 Consolidated Statement of Earnings for this U.S. tax consequence. During 2005, we may decide to repatriate an additional amount of these foreign earnings, and would recognize the tax expense at that time. The maximum repatriation allowable to us is $778.7 million, which would add approximately $32.9 million of tax expense. Repatriation of lesser amounts will result in proportionally lower tax expense.

Property and Equipment: Property and equipment additions are recorded at cost. Depreciation and amortization is recognized over their estimated useful lives using the straight-line method. The useful lives of depreciable assets are estimated to be 15-30 years for buildings and 3-10 years for furniture, fixtures and equipment. Computer software is amortized over three years for common office applications, five years for larger business applications and seven years for certain enterprise-wide systems. Leasehold improvements are amortized over the shorter of the terms of the underlying leases or the estimated economic lives of the improvements.

Other Investments: In prior years, we made various investments in Internet-based companies and funds. These investments are carried at cost and their value is reduced if a decline is considered other than temporary. During 2003, we liquidated various investments and recognized an $8.4 million charge in miscellaneous income (expense), net. Impairment charges of $3.0 million were recorded in 2002. At December 25, 2004 and December 27, 2003, the portfolio totaled $4.9 million and $5.0 million, respectively.

Goodwill and Other Intangible Assets: Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. Accounting rules require that we test at least annually for possible goodwill impairment. We perform our test in the fourth quarter of each year using a discounted cash flow analysis that requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. As a result of the 2004 impairment analysis, we determined that the goodwill balance existing in our Japanese reporting unit was impaired. Accordingly, we recorded an impairment charge of approximately $11.5 million which is included in store and warehouse operating and selling expenses in the Consolidated Statements of Earnings. No other indication of goodwill impairment was identified. See Note F for goodwill balances and related information.

We amortize the cost of other intangible assets over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested as appropriate for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested annually for impairment and written down to fair value as required. We test for impairment of intangible assets each year during the fourth quarter; no impairment has been identified.

Impairment of Long-Lived Assets: Long-lived assets are reviewed for possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is assessed at the location level, considering the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized based on the fair value of the asset less any costs of disposition.

Impairment losses of $3.9 million, $2.7 million and $5.4 million were recognized in 2004, 2003 and 2002, respectively, relating to certain under-performing retail stores.

Facility Closure Costs: We regularly review store performance against expectations and close stores not meeting our investment requirements. Costs associated with store closures, principally lease cancellation costs, are recognized when the facility is no longer used in an operating capacity or when a liability has been incurred. Store assets are also reviewed for possible impairment, or reduction of useful lives.

Accruals for lease termination costs are based on the future commitments under contract, adjusted for anticipated sublease and termination benefits. We conducted a comprehensive review of closed store commitments during the fourth quarter of 2003 and recorded a $23.9 million charge to terminate some existing commitments and to adjust the remaining commitments to current market values. We recorded similar charges in 2002 of $6.7 million. The accrued balance relating to our future commitments under operating leases of our closed stores was $58.8 million and $57.6 million at December 25, 2004 and December 27, 2003, respectively.

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

Interest Rate Swaps and Foreign Currency Contracts: The fair values of our interest rate swaps and foreign currency contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current interest and exchange rates. During 2004, we entered into a series of fixed-for-variable interest rate swaps as fair value hedges on $400 million of senior notes. The swaps qualified for shortcut hedge accounting and no ineffectiveness has been recognized.

There were no significant differences as of December 25, 2004 and December 27, 2003 between the carrying values and fair values of the financial instruments except as disclosed below:

	2004		2003
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value
$250 million senior subordinated notes	$—	$—	$259,440	$300,000

$400 million senior notes	$403,771	$433,200	$398,923	$420,320

Accounting for Stock-Based Compensation: We account for stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Essentially all employee stock options are issued at market value on the date of grant. Under APB 25, no compensation expense is recognized for such options. The compensation cost charged against income for the Long-Term Equity Incentive Plan, Long-Term Incentive Stock Plan, Employee Stock Purchase Plans and retirement savings plans was $12.6 million, $10.9 million and $9.4 million in 2004, 2003 and 2002, respectively. Had compensation cost for awards under our stock-based compensation plans been determined using the fair value method prescribed by Statement of Financial Accounting Standard (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended, we would have recognized additional compensation expense, net of related tax effects, of approximately $19.5 million, $22.4 million and $29.4 million in 2004, 2003 and 2002, respectively. The pro forma disclosure is based on the assumptions listed below, as well as an assumption of forfeiture rates for unvested options.

(In thousands, except per share amounts)	2004	2003	2002
Net earnings
As reported	$335,504	$273,515	$308,640
Pro forma	315,960	251,086	279,264
Net earnings per share – Basic
As reported	$1.08	$0.88	$1.01
Pro forma	1.01	0.81	0.91
Net earnings per share – Diluted
As reported	$1.06	$0.87	$0.97
Pro forma	1.00	0.80	0.88

The fair value of each stock option granted is established on the date of the grant using the Black-Scholes option pricing model. The weighted average fair values of options granted during 2004, 2003, and 2002 were $4.43, $4.17, and $6.38, respectively, using the following weighted average assumptions for grants:

•	Risk-free interest rates of 2.64% for 2004, 2.59% for 2003, and 4.69% for 2002

•	Expected lives of 4.5, 4.3 and 4.4 years for 2004, 2003, 2002, respectively

•	A dividend yield of zero for all three years

•	Expected volatility of 35% for 2004 and 40% for 2003 and 2002

Beginning with the third quarter of 2005, we will include the expense associated with share-based payments issued to employees in our Consolidated Statement of Earnings. See New Accounting Standards below for discussion of the transition to this new accounting standard.

Revenue Recognition: Revenue is recognized at the point of sale for retail transactions and at the time of successful delivery for contract, catalog and Internet sales. An accrual for sales returns has been recorded based on historical experience. Revenue from sales of extended warranty service plans is either recognized at the point of sale or over the warranty period, depending on the determination of legal obligor status. All performance obligations and risk of loss associated with such contracts are transferred to an unrelated third-party administrator at the time the contracts are sold. Costs associated with these contracts are recognized in the same period as the related revenue.

Shipping and Handling Fees and Costs: Income generated from shipping and handling fees is classified as revenues for all periods presented. Freight costs incurred to bring merchandise to stores and warehouses are included as a component of inventory and costs of goods sold. Freight costs incurred to ship merchandise to customers are recorded as a component of store and warehouse operating and selling expenses. Shipping costs, combined with warehouse handling costs, totaled $940.0 million in 2004, $827.7 million in 2003 and $717.8 million in 2002.

Advertising: Advertising costs are either charged to expense when incurred or, in the case of direct marketing advertising, capitalized and amortized in proportion to the related revenues.

We participate in cooperative advertising programs with our vendors in which they reimburse us for a portion of our advertising costs. Prior to 2003, these vendor arrangements reduced advertising expense for the period. Following a change in accounting rules that became effective at the beginning of fiscal year 2003, we now classify such reimbursements as a reduction of the costs of our inventory and cost of goods sold (see Note C). Advertising expense recognized was $571.5 million in 2004 and $546.9 million in 2003. Advertising expense in 2002 was $317.6 million, which was net of $242.7 million of cooperative advertising allowances.

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

Comprehensive Income: Comprehensive income represents the change in stockholders’ equity from transactions and other events and circumstances arising from non-stockholder sources. Comprehensive income consists of net earnings, foreign currency translation adjustments, realized or unrealized gains (losses) on investment securities that are available-for-sale and elements of qualifying cash flow hedges, net of applicable income taxes.

Derivative Financial Instruments: Certain derivative financial instruments may be used to hedge the exposure to foreign currency exchange rate and interest rate risks, subject to an established risk management policy. Financial instruments authorized under this policy include swaps, options, caps, forwards and futures. Use of derivative financial instruments for trading or speculative purposes is prohibited by company policies.

Vendor Arrangements: We enter into arrangements with many of our vendors that entitle us to a partial refund of the cost of merchandise purchased during the year, or payments for reimbursement of certain costs we incur to advertise or otherwise promote their product. The volume based rebates, supported by a vendor agreement, are estimated throughout the year and reduce the cost of inventory and cost of goods sold during the year. This estimate is regularly monitored and adjusted for current or anticipated changes in purchase levels and for sales activity. Other promotional rebates are generally event-based and are recognized as a reduction of cost of goods sold or inventory, as appropriate based on the type of promotion and the agreement with the vendor, generally when the promotion or event has occurred. See Note C for additional discussion of cooperative advertising arrangements.

New Accounting Standards: In March 2004, Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”), was released. This guidance relates to impairment measurements of debt and equity securities, and essentially requires companies to recognize an impairment unless they believe declines in value will be recovered over the company’s intended investment horizon. The staff of the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which delayed the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. Our current investment portfolio contains only a limited amount of the type of securities covered by this guidance; however, a change in the method of accounting for other-than-temporary declines could impact our results of operations, when that guidance is finalized.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, (“FAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used continues to be available, but we have not yet completed our assessment of the alternatives. FAS123(R) will be effective for our company beginning with the third quarter of 2005. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts that have been included in their footnotes. We have not yet concluded on which transition option we will select. See Accounting for Stock-Based Compensation discussion above for the pro forma effect of a full year application, using our existing valuation and amortization assumptions.

FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), was issued in December 2004. This FSP provides guidance on accounting for special reductions in taxes included in the American Jobs Creation Act of 2004. In particular, the Act allows a one-time decrease in U.S. Federal taxes on repatriated foreign earnings. FSP 109-2 clarifies that a company’s consideration of the Act does not overrule their prior contention that the foreign earnings were permanently reinvested. Also, the FSP indicates that companies should provide tax expense when a decision is made to repatriate some or all foreign earnings, and provide disclosure about the possible range of repatriation if the analysis is not yet complete. We have decided to repatriate at least $200 million of foreign earnings during 2005 and have provided approximately $11.5 million of tax expense in 2004. We continue to assess whether additional earnings will be repatriated; see Note H.

Note B – RESTATEMENT OF FINANCIAL STATEMENTS

On February 7, 2005, the Chief Accountant of the U.S. Securities and Exchange Commission (“SEC”) released a letter expressing the SEC’s views on certain lease accounting matters. We have identified areas where our historical accounting practices differ from the SEC’s views. We have restated our financial statements for prior periods to correct these errors.

We have reviewed our property lease portfolio and adjusted initial lease terms to include option renewals that are reasonably assured of being exercised and included the straight-line effect over the lease term of escalating rents during the option periods and have recognized the effect of pre-opening “rent holidays” over the related lease term. We have also reviewed our leasehold improvements to ensure amortization over the shorter of their economic lives or the adjusted lease term. Tenant allowances have been reclassified from a contra asset in property and equipment, net to other long-term liabilities in the Consolidated Balance Sheets. Tenant allowances have also been reclassified from a reduction of depreciation and amortization expense to a reduction of rent expense in the Consolidated Statements of Earnings and from a reduction of capital expenditures to an increase in cash provided by operating activities in the Consolidated Statements of Cash Flows. Retained earnings at the beginning of fiscal year 2002 have been adjusted for the after-tax impacts of earlier periods.

While the net dollar amounts are not material to net earnings, financial position or net cash flows for the periods presented, we believe it is appropriate to align our historical accounting results with the SEC’s views on lease accounting and accordingly with GAAP. The restated amounts and line items impacted by these restatements are provided below.

	Year Ended
	December 27, 2003
	As Previously
(In thousands, except per share data)	Reported	As Restated
Consolidated Balance Sheets:
Property and equipment, net	$1,244,295	$1,293,755

Deferred income taxes and other long-term liabilities	244,600	339,229

Retained earnings	2,304,737	2,257,771

Total stockholders’ equity	2,794,087	2,747,121

Total liabilities and stockholders’ equity	6,145,242	6,194,679

	Year Ended December 27, 2003		Year Ended December 28, 2002
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Consolidated Statements of Earnings:
Cost of goods sold and occupancy costs	$8,484,420	$8,483,820	$8,022,663	$8,021,471

Store and warehouse operating and selling expenses	2,802,240	2,807,112	2,338,128	2,342,556

Operating profit	470,257	465,985	499,708	496,472

Earnings from continuing operations before income taxes and cumulative effect of accounting change	445,040	440,768	479,205	475,969

Income taxes	143,016	141,524	167,722	166,554

Net earnings	276,295	273,515	310,708	308,640

Net earnings per share:
Basic	$0.89	$0.88	$1.01	$1.01

Diluted	0.88	0.87	0.98	0.97

	Year Ended December 27, 2003		Year Ended December 28, 2002
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Consolidated Statements of Cash Flows:
Net cash provided by operating activities	$651,740	$656,280	$701,897	$702,334

Net cash used in investing activities	(1,179,837)	(1,184,377)	(199,466)	(199,903)

The cumulative effect of these accounting changes reduced retained earnings by $42.1 million as of the beginning of fiscal 2002.

Note C – CUMULATIVE EFFECT OF ACCOUNTING CHANGE

At the beginning of fiscal year 2003, we adopted EITF 02-16. Accounting by a Reseller for Cash Consideration Received from a Vendor. This guidance primarily affects our accounting for cooperative advertising arrangements. Under these rules, there is a presumption that amounts received from vendors should be considered a reduction of product costs. This presumption can be overcome if certain restrictive provisions are met. We adopted a policy of classifying all cooperative advertising arrangements as a reduction of product cost, because the cost of tracking actual advertising costs by vendor to meet these criteria would exceed the benefit. These arrangements were previously accounted for as a reduction of advertising expense. A portion is now deferred in inventory and reduces the cost of products as they are sold, similar to the current practice for vendor rebate arrangements.

To record the initial amount of cooperative advertising deferred in inventory at the beginning of 2003, we recorded an after-tax cumulative effect adjustment of $25.9 million, or $0.08 per share. The impact on continuing operations of applying this method in 2003 decreased cost of goods sold by $240.4 million and increased advertising expense by $234.2 million. Operating profit increased by $6.2 million, net earnings by $4.3 million and diluted earnings per share by $0.01. Prior periods have not been restated. However, the estimated impact of applying this method in 2002 would have been to decrease the cost of goods sold by $241.3 million and increase advertising expense by $242.7 million. Pro forma operating profit would have decreased by $1.4 million, net earnings by $1.0 million and would have had no impact on diluted earnings per share.

Note D – ACQUISITIONS

On June 2, 2003, we acquired all of the common shares of Guilbert S.A. (“Guilbert”) from Pinault-Printemps-Redoute S.A. Guilbert was the French parent company of a corporate group that constituted one of the largest contract stationers in Europe. The acquisition provided us with an immediate presence in targeted markets, substantially increased the scope and breadth of our contract business in Europe, and established Office Depot as the leading multi-channel reseller of office products in continental Europe and the United Kingdom. The results of Guilbert’s operations have been included in the consolidated financial statements since the date of acquisition.

The cash purchase price was euro 780 million. The U.S. dollar value of the acquisition, including transaction costs, totaled $945.2 million at the date of acquisition, or $919.0 million, net of cash acquired, translated at currency rates in effect at the time of actual cash settlement. The purchase price is subject to a downward adjustment, contingent upon the value of any unfunded pension liability as measured at a future date. The existing unfunded pension liability has been recorded as part of the fair value assigned to liabilities assumed. The after-tax effect of the future settlement, if any, will reduce goodwill when received.

The integration of Guilbert and Office Depot operations have resulted in closing certain warehouses, customer service centers, and other facilities, as well as the sale or liquidation of certain operations and the consolidation of the combined workforce. The purchase date balance sheet included accrued Guilbert-related integration costs of approximately $14.9 million for facility closure costs and $33.8 million for employee-related costs. At December 25, 2004 exchange rates, approximately $1.2 million of employee-related costs remained, relating to integration activity expected to be complete in early 2005. Approximately $17.2 million of facility closure costs remain, primarily relating to lease commitments for closed facilities, net of assumed sublease income. Goodwill has been adjusted since the date of acquisition to reflect completed asset and liability valuations, revisions to integration plans and adjustment to acquired tax accounts, including the reduction of certain deferred tax asset valuation allowances. Goodwill may be adjusted in future periods from resolution of acquired tax-related provisions and for settlement of contingent consideration. Costs associated with Office Depot-related integration activity have been expensed as incurred. These costs totaled $2.2 million and $17.7 million in 2004 and 2003, respectively.

All assets and liabilities of Guilbert, including goodwill and intangibles, have been recorded in the International Group segment (see Note N).

The following unaudited pro forma financial information presents the combined results of operations of Office Depot as if the acquisition had occurred as of the beginning of 2003. Guilbert’s results of operations have been modified from amounts originally prepared under French accounting principles to conform to accounting principles generally accepted in the United States of America. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of Office Depot that would have been reported had the acquisition been completed as of the beginning of the period presented, and should not be taken as representative of the future consolidated results of operations or financial condition of Office Depot. Unaudited pro forma information for fiscal year 2003 includes: revenues — $13.0 billion; earnings from continuing operations before cumulative effect of accounting change — $298 million, or $0.96 and $0.95 per basic and diluted share, respectively; and net earnings — $272 million, or $0.88 and $0.87 per basic and diluted share, respectively.

In April 2004, we acquired the business of Elso Iroda Superstore Kft for $7.9 million, net of cash acquired. This company operated Office Depot retail stores and direct sales businesses in Hungary under an Office Depot license agreement. This acquisition and subsequent expansion adds four retail stores, a distribution center and additional Internet sales capabilities to the International Group segment’s operations. We have not presented the pro forma results of operations of the acquired business because the results are not material to our consolidated results of operations.

NOTE E – PROPERTY AND EQUIPMENT

Property and equipment consisted of:

	December 25,	December 27,
(Dollars in thousands)	2004	2003
Land	$118,498	$105,120
Buildings	449,038	322,498
Leasehold improvements	815,767	779,031
Furniture, fixtures and equipment	1,453,330	1,286,082

	2,836,633	2,492,731
Less accumulated depreciation	(1,373,605)	(1,198,976)

	$1,463,028	$1,293,755

Depreciation expense was $248.4 million, $237.2 million and $201.4 million in 2004, 2003 and 2002, respectively.

The above table of property and equipment includes assets held under capital leases as follows:

	December 25,	December 27,
(Dollars in thousands)	2004	2003
Buildings	$80,519	$70,942
Furniture, fixtures and equipment	51,182	49,352

	131,701	120,294
Less accumulated depreciation	(52,452)	(52,950)

	$79,249	$67,344

In March 2004, we reached an agreement with Toys “R” Us, Inc. to acquire 124 of their former Kids “R” Us stores for $197 million in cash plus the assumption of lease obligations. Also in March, we reached an agreement with PETCO Animal Supplies, Inc. under which PETCO agreed to acquire from us 20 of the former Kids “R” Us stores for approximately $45 million in cash plus the assumption of related lease obligations. Through December 25, 2004, we have closed on the purchase of 91 stores and 32 stores have been removed from the transaction through price adjustments and mutual agreement. Of the total number of stores (currently 92, after the agreed-upon removals), we plan to convert approximately 50 of these stores to Office Depot retail stores and intend to sell or sublease the remaining stores. This transaction closed in phases during the year, and by year end we had opened 36 of these locations, and 17 stores had been transferred to third-party buyers. We closed on the purchase of the final store in this transaction during January 2005 for approximately $2.2 million and settled remaining escrow and deposit accounts for approximately $8.8 million.

NOTE F – GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill by segments are listed below:

(Dollars in thousands)	December 25, 2004	December 27, 2003
Goodwill:
North American Retail Division	$1,831	$1,739
Business Services Group	229,950	229,950
International Group	817,888	772,433

Total goodwill	$1,049,669	$1,004,122

The net increase in goodwill reflects an increase of $66.7 million from changes in foreign currency exchange rates, an increase of $9.3 million related to the purchase of a business in Hungary, and the net impact of adjustments to integration plans and values estimated related to the acquisition of Guilbert, partially offset by an $11.5 million impairment charge.

As a result of our fourth quarter 2004 impairment analysis, we determined that the goodwill balance existing in our Japanese reporting unit was impaired. In recent years, several initiatives were put in place to enhance the business, including streamlining to one brand, consolidating warehouses, and improving retail assortment and layout. However, the anticipated improvements have not generated the expected benefits and we recorded an impairment charge of approximately $11.5 million to reduce the carrying value of the goodwill to zero. This charge is included within store and warehouse operating and selling expenses in the Consolidated Statements of Earnings.

Intangible Assets

Indefinite-lived intangible assets were $77.6 million and $71.4 million, and definite-lived intangibles were $45.4 and $60.6, net of accumulated amortization, at December 25, 2004 and December 27, 2003, respectively, and are included in other assets in the Consolidated Balance Sheets. Amortization of intangible assets was $19.3 million in 2004, $13.8 million in 2003 and $1.4 million in 2002 (at average foreign currency exchange rates).

Estimated future amortization expense related to finite-lived intangible assets at December 25, 2004 exchange rates is as follows:

(Dollars in millions)	December 25, 2004
2005	$14.1
2006	12.1
2007	10.6
2008	5.1
2009	0.2

NOTE G – DEBT

The debt components consisted of the following:

	December 25,	December 27,
(Dollars in thousands)	2004	2003
Current maturities of long-term debt:
Capital lease obligations	$13,673	$11,219
Other	1,470	1,697

	$15,143	$12,916

Long-term debt, net of current maturities:
Revolving credit facility	$103,068	$100,102
$250 million senior subordinated notes	—	259,440
$400 million senior notes	403,771	398,923
Capital lease obligations	76,841	69,367
Other	—	1,470

	$583,680	$829,302

In April 2004, we replaced our existing credit facility with a $750 million 5-year unsecured multi-currency revolving credit facility, which includes up to $350 million available for standby and trade letters of credit. Upon mutual agreement, the maximum borrowing may be increased to $900 million. The agreement provides borrowings up to the total amount in U.S. dollars, British pounds, euro, or yen. We may elect interest periods of one, two, three, six, nine or twelve months. Interest is based on the London Interbank Offering Rate (“LIBOR”), plus a spread determined at the time of usage. Based on current credit ratings, borrowings include a spread of 0.70%. The effective interest rate on yen borrowings at the end of 2004 was 0.763%. At December 25, 2004, we had approximately $565.7 million of available credit under our revolving credit facility, which covers $81.9 million outstanding letters of credit. We had an additional $8.2 million of letters of credit outstanding under a separate trade agreement.

The credit facility in effect at December 27, 2003 allowed borrowings up to $600 million and was an unsecured revolving credit facility that was due to mature in April 2005. Similar to the current facility, this previous facility allowed us to select currencies, and interest periods. Interest was based on either LIBOR, U.S. prime, or a Eurocurrency rate, plus a spread to be determined at the time of borrowing. At December 27, 2003, we had yen borrowings equivalent to $100.1 million outstanding with an average effective interest rate of 0.988%, and outstanding letters of credit totaled $72.8 million.

In July 2001, we issued $250 million of senior subordinated notes due on July 15, 2008. The notes were issued with a coupon interest rate of 10.00%, payable semi-annually on January 15 and July 15. In August 2001, we entered into LIBOR-based fixed-to-variable rate swap agreements as a fair value hedge of these notes. In September 2002, these interest rate swap agreements were terminated and we received proceeds of $18.8 million. The benefit associated with these proceeds was being amortized over the remaining term of the notes, lowering the effective interest rate on this borrowing to 8.7%. In December 2004, we redeemed the entire issue of the $250 million senior subordinated notes, pursuant to the optional redemption provisions of the subordinated notes indenture. The payment of approximately $302 million included the principal, accrued interest to the termination date, and contractual interest, discounted at the appropriate U.S. Treasury rate plus 50 basis points. The redemption resulted in a fourth quarter 2004 charge of $45.4 million which included the make whole payment, removal of deferred issuance costs, and the previously deferred gain related to the interest rate swap. The charge is reported as loss on extinguishment of debt in the other income (expense), net section of the Consolidated Statements of Earnings.

In August 2003, we issued $400 million senior notes due August 2013. These notes are not callable and bear interest at the rate of 6.250% per year, to be paid on February 15 and August 15 of each year. The notes contain provisions that, in certain circumstances, place financial restrictions or limitations on us. Simultaneous with completing the offering, we liquidated a treasury rate lock. The proceeds of $16.6 million are being amortized over the term of the issue, reducing the effective interest rate to 5.87%. During 2004, we entered into a series of fixed-to-variable interest rate swap agreements as fair value hedges on the $400 million of notes. The swaps qualify for shortcut hedge accounting and no ineffectiveness has been recognized.

We are in compliance with all restrictive covenants included in the above debt agreements.

Our scheduled debt maturities over the next five years include $103 million for our revolving credit facility due in 2009; $400 million for our senior notes is due thereafter.

Under capital lease agreements, we are required to make certain monthly, quarterly or annual lease payments through 2027. The aggregate minimum capital lease payments for the next five years and beyond are as follows:

(Dollars in thousands)	December 25, 2004
2005	$18,795
2006	14,047
2007	10,332
2008	9,774
2009	9,097
Thereafter	66,411

Total minimum lease payments	128,456
Less amount representing interest at 5.00% to 10.27%	37,942

Present value of net minimum lease payments	90,514
Less current portion	13,673

Long-term portion	$76,841

NOTE H — INCOME TAXES

The income tax provision related to earnings from continuing operations consisted of the following:

(Dollars in thousands)	2004	2003	2002
Current:
Federal	$90,606	$71,032	$114,497
State	5,754	(4,370)	13,967
Foreign	18,480	43,116	28,994
Deferred:
Federal	5,013	39,822	8,699
State	1,327	(3,554)	468
Foreign	4,549	(4,522)	(71)

Total provision for income taxes	$125,729	$141,524	$166,554

The components of earnings from continuing operations before income taxes and cumulative effect of accounting change consisted of the following:

(Dollars in thousands)	2004	2003	2002
North America	$232,561	$225,150	$350,069
International	228,672	215,618	125,900

Total	$461,233	$440,768	$475,969

The tax-effected components of deferred income tax assets and liabilities consisted of the following:

	December 25,	December 27,
(Dollars in thousands)	2004	2003
Self-insurance accruals	$25,870	$24,348
Inventory	30,370	22,976
Vacation pay and other accrued compensation	35,084	26,672
Reserve for bad debts	7,497	7,926
Reserve for facility closings	22,151	28,226
Acquisition and integration costs	5,752	11,821
Deferred rent credit	47,626	51,137
Foreign and state net operating loss carryforwards	253,140	156,903
State credit carryforwards, net of federal	7,581	7,015
Other items, net	54,368	48,618

Gross deferred tax assets	489,439	385,642
Valuation allowance	(239,704)	(157,962)

Deferred tax assets	249,735	227,680

Basis difference in fixed assets	86,399	62,127
Intangibles	45,827	44,949
Planned repatriation of foreign earnings	11,540	—
Other items, net	6,258	20,560

Deferred tax liabilities	150,024	127,636

Net deferred tax assets	$99,711	$100,044

As of December 25, 2004, we had approximately $636.9 million of foreign and $802.7 million of state net operating loss carryforwards. Of the foreign carryforwards, $490.8 million can be carried forward indefinitely, $16.9 million will expire in 2005, and the balance will expire between 2006 and 2019. Of the state carryforwards, $7.9 million will expire in 2005, and the balance will expire between 2006 and 2024. The valuation allowance has been developed to reduce our deferred asset to an amount that is more likely than not to be realized, and is based upon the uncertainty of the realization of certain foreign and state deferred assets related to net operating loss carryforwards.

     The following is a reconciliation of income taxes at the Federal statutory rate to the provision for income taxes:

(Dollars in thousands)	2004	2003	2002
Federal tax computed at the statutory rate	$161,432	$154,269	$166,589
State taxes, net of Federal benefit	6,289	6,506	8,373
Repatriation of foreign earnings	11,540	—	—
Reduction in valuation allowance	(11,295)	—	—
State credits	(1,386)	(10,400)	—
Foreign income taxed at rates other than Federal	(27,015)	(17,741)	(12,543)
Settlement of tax audits	(12,355)	(217)	(2,144)
Change in accrual estimates relating to uncertain tax positions	(4,418)	8,090	4,127
Other items, net	2,937	1,017	2,152

Provision for income taxes	$125,729	$141,524	$166,554

In October 2004, the American Jobs Creation Act of 2004 was passed by Congress and signed into law. Among other things, the Act provided U.S. taxpayers a one-year reduction of taxes on the repatriation of foreign earnings. We are still evaluating the potential impact of this legislation and awaiting further clarification and interpretation of the Act. However, we have determined that we will repatriate at least $200 million of foreign earnings during 2005 and have included in the 2004 Statement of Earnings a tax expense of $11.5 million for this U.S. tax consequence. During 2005, we may decide to repatriate an additional amount of these foreign earnings, and would recognize the tax expense at that time. The maximum repatriation allowable to us under the Act is $778.7 million, which would add approximately $32.9 million of tax expense. Repatriation of lesser amounts will result in proportionally lower tax expense.

During 2004, because of a projected increase in taxable income of certain international entities, and a reassessment of certain state tax circumstances, we changed our assessment of the need for the valuation allowances on the related deferred tax assets. Accordingly, income tax expense was reduced by $11.3 million because of the increased likelihood of these benefits being realized.

We regularly assess our position with regard to individual tax exposures and record liabilities for our uncertain tax positions and related interest and penalties according to the principles of FAS 5, Accounting for Contingencies. These accruals, which relate primarily to cross-jurisdictional transactions, reflect management’s view of the likely outcomes of current and future audits.

We operate in numerous taxing jurisdictions and are subject to regular examinations by various taxing authorities for differing tax periods. Currently, we are under audit in the United States for the tax periods 2000 – 2001, and in various foreign and state jurisdictions for various tax periods. Additionally, we are in the final stages of an appellate level review of contested issues related to the audit of our 1997 – 1999 tax returns by the Internal Revenue Service.

It is likely that the future resolution of these uncertain tax positions will be different from the amounts currently accrued and will impact future tax period expense. However, management believes those amounts will not be material to the financial condition of the company.

NOTE I — COMMITMENTS AND CONTINGENCIES

Operating Leases: We lease facilities and equipment under agreements that expire in various years through 2027. In addition to minimum rentals, there are certain executory costs such as real estate taxes, insurance and common area maintenance on most of our facility leases. Certain leases contain provisions for additional rent to be paid if sales exceed a specified amount, though such payments have been immaterial during the years presented. The table below shows future minimum lease payments due under non-cancelable leases as of December 25, 2004. These minimum lease payments include facility leases that were accrued as store closure costs.

(Dollars in thousands)
2005	$426,180
2006	383,751
2007	336,561
2008	306,163
2009	288,337
Thereafter	2,033,205

3,774,197
Less sublease income	(84,469)

$3,689,728

We are in the process of opening new stores in the ordinary course of business, and leases signed subsequent to December 25, 2004 are not included in the above described commitment amounts. Rent expense, including equipment rental, was $443.7 million, $424.1 million and $401.4 million in 2004, 2003, and 2002, respectively. Rent expense was reduced by sublease income of $2.9 million in 2004, $3.1 million in 2003 and $2.9 million in 2002.

Guarantee of Private Label Credit Card Receivables: Office Depot has private label credit card programs that are managed by a third-party financial services company. We act as the guarantor of all loans between our commercial customers and the financial services company. The difference between the transfer amount and the amount received is recognized in store and warehouse operating and selling expense. Maximum exposure to off-balance sheet credit risk is represented by the outstanding balance of private label credit card receivables, less reserves held by the financial services company which we fund. At December 25, 2004, the outstanding balance of credit card receivables sold was approximately $254.3 million. The estimated fair value liability associated with risk of loss is included in accrued expenses.

Other: We are involved in litigation arising in the normal course of business. In our opinion, the resolution of these matters will not materially affect our financial position or results of operations.

NOTE J — EMPLOYEE BENEFIT PLANS

Long-Term Equity Incentive Plan

The Long-Term Equity Incentive Plan, which was approved by Office Depot’s stockholders, became effective October 1, 1997. This plan provides for the grants of stock options and other incentive awards, including restricted stock, to directors, officers and key employees. Under this plan, stock options must be granted at an option price that is greater than or equal to the market price of the stock on the date of the grant. If an employee owns 10% or more of Office Depot’s outstanding common stock, the option price must be at least 110% of the market price on the date of the grant. Options granted under this plan become exercisable from one to five years after the date of grant, provided that the individual is continuously employed with the company. All options granted expire no more than 10 years following the date of grant.

Long-Term Incentive Stock Plan

A summary of the status of and changes in our stock option plans for the last three years is presented below.

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	29,452,938	$14.89	31,499,632	$14.36	35,750,521	$13.46
Granted	5,483,750	17.53	5,679,500	11.46	6,926,250	16.39
Canceled	(2,792,564)	16.60	(2,875,713)	14.44	(3,014,831)	14.74
Exercised	(6,034,337)	11.56	(4,850,481)	9.50	(8,162,308)	10.80

Outstanding at end of year	26,109,787	$16.04	29,452,938	$14.89	31,499,632	$14.36

As of December 25, 2004, the weighted average fair values, as calculated under the Black-Scholes option pricing model, of options granted during 2004, 2003, and 2002 were $4.43, $4.17, and $6.38, respectively.

The following table summarizes information about options outstanding at December 25, 2004.

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted Average
Range of	Number	Contractual Life	Exercise	Number	Weighted Average
Exercise Prices	Outstanding	(in years)	Price	Exercisable	Exercise Price
$4.43 - $6.64	44,788	5.5	$6.39	44,788	$6.39
6.65 - 9.97	1,893,167	5.5	8.80	1,784,667	8.78
9.98 - 14.96	6,319,067	4.9	11.64	3,803,749	11.67
14.97 - 22.45	16,362,736	4.6	17.86	9,802,369	18.29
22.46 - 25.00	1,490,029	3.3	24.19	1,490,029	24.19

$4.43 - $25.00	26,109,787	4.7	$16.04	16,925,602	$16.29

As discussed in Note A, the FASB has issued a new accounting pronouncement that will be applicable beginning with the third quarter of 2005. Under this revised rule, companies are required to expense the estimated fair value of stock options and similar equity instruments issued to employees. This rule will also modify the way companies recognize the tax impacts of employee share-based payments in the Statement of Earnings and the Statement of Cash flows. Currently, tax benefits received on certain nonqualified stock options and employee stock purchase plan share dispositions are credited to additional paid-in capital. Following this rule change, a portion of these benefits may be included in the Statement of Earnings and a portion may continue to be credited to additional paid-in capital.

Restricted Stock and Performance-Based Grants

Prior to our merger with Viking Office Products (“Viking”) in 1998, Viking’s Long-Term Incentive Stock Plan allowed awards of restricted shares of common stock to key Viking employees. As part of the merger, shares issued under this plan were converted to restricted shares of Office Depot common stock, and no additional shares will be issued under the plan. Restrictions on these remaining 300,000 shares are scheduled to expire at the end of June 2007. Compensation expense is recognized on a straight-line basis over the vesting period.

To date under the Long-Term Equity Incentive Plan, 496,724 shares of restricted stock have been issued at no cost to the employees, 68,565 of which have been canceled and 155,531 remain outstanding but restricted. The fair market value of these awards was approximately $6.7 million at the date of the grants. Restricted stock issued under this plan may have vesting periods of up to four years from the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period.

In April 2002, stockholders approved an amendment to the Long-Term Equity Incentive Plan allowing the compensation committee of the board of directors to grant performance-based shares to our senior executives and directors. Performance-based shares are used as an incentive to increase shareholder returns with actual awards currently based on Office Depot’s total shareholder return over a three-year period, compared to an industry peer group. Under our current accounting method, compensation expense for the anticipated number of shares to be issued, if any, is recognized over the vesting period. Revised accounting rules that take effect in the third quarter of 2005 will require us to expense the estimated fair value of these grants over the vesting period, regardless of the likelihood of achieving the total shareholder return. Depending on actual company performance, shares issued may be more or less than amounts assigned. As of December 25, 2004, target awards of 466,250 shares have been assigned, but no performance-based shares have been issued.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan, which was approved by Office Depot’s stockholders, permits eligible employees to purchase our common stock at 85% of its fair market value. Essentially all share needs under this plan are now satisfied through open market purchases; however, we are authorized to issue up to 388,194 shares under this plan.

Retirement Savings Plans

The Office Depot Retirement Savings Plan, which was approved by the board of directors, allows eligible employees to contribute up to 18% of their salary, commissions and bonuses, up to $13,000 in 2004, to the plan on a pretax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Employer matching contributions, which are allocated in shares of Office Depot common stock, are equivalent to 50% of the first 6% of an employee’s contributions and within the limits of the plan. Discretionary matching common stock contributions in addition to the normal match may be made. We also have a deferred compensation plan that permits eligible employees who are limited in the amount they can contribute to the 401(k) plan to alternatively defer compensation of up to 18% of their salary, commissions and bonuses to this plan. Employer matching contributions to the deferred compensation plan are the same as those under our 401(k) Retirement Savings Plan described above. During 2004, 2003, and 2002, $11.9 million, $10.1 million and $8.4 million, respectively, was recorded as compensation expense for company contributions to these programs.

Pension Plans

The acquisition of Guilbert in June 2003 included defined benefit pension plans in two countries that cover a limited number of employees in Europe. The aggregate information for these foreign plans for fiscal year 2004 and for the seven months of 2003 from the date of acquisition is as follows:

(Dollars in thousands)	2004	2003
Service cost	$7,164	$3,404
Interest cost	8,540	3,279
Expected return on plan assets	(6,640)	(2,276)

Net periodic pension cost	9,064	4,407

Changes in projected benefit obligation:
Obligation at beginning of period	144,546	142,313
Service cost	7,164	3,404
Interest cost	8,540	3,279
Member contributions	2,204	866
Benefits paid	(2,908)	(544)
Actuarial loss (gain)	7,497	(7,570)
Currency translation	22,740	2,798

Obligation at October 31	189,783	144,546

Changes in plan assets:
Fair value at beginning of period	88,352	78,794
Actual return on plan assets	9,418	5,009
Company contributions	6,605	2,604
Member contributions	2,204	866
Benefits paid	(2,908)	(544)
Currency translation	14,059	1,623

Plan assets at October 31	117,730	88,352

Benefit obligation in excess of plan assets	(72,053)	(56,194)
Unrecognized gain	(6,124)	(10,549)
Post-valuation contributions	730	690
Currency translation	(258)	(3,923)

Net amount recognized at end of period	$(77,705)	$(69,976)

Plan accounts are generally measured as of October 31 each year, with post-valuation contributions and subsequent foreign currency effects noted above. The net unfunded amount is classified as a non-current liability in the caption deferred taxes and other long-term liabilities in the Consolidated Balance Sheets. The table above presents projected benefit obligations, which include the estimated effect of future salary increases. The accumulated benefit obligations were $168.2 million and $133.5 million at the 2004 and 2003 valuation dates, respectively. The pension plans’ assets are invested in managed pension funds, with an objective of meeting or exceeding a pooled pension fund performance over a rolling three year period, as well as interest bearing securities timed to match estimated benefit payouts.

     The allocation of assets is as follows:

	Percentage of Plan Assets		Target Allocation
	2004	2003
Equity securities	73%	74%	50% - 85%
Debt securities	21%	22%	10% - 30%
Real estate	1%	1%	0% - 15%
Other	5%	3%	0% - 10%

Total	100%	100%

Assumptions used in calculating the funded status included:

	2004	2003
Long-term rate of return on plan assets	6.79%	6.25%
Discount rate	5.38%	5.10%
Salary increases	4.25%	4.35%
Inflation	2.45%	2.62%

     Anticipated benefit payments, at December 25, 2004 exchange rates, are as follows:

(Dollars in thousands)
2005	$2,258
2006	3,180
2007	2,782
2008	3,853
2009	4,241
Next five years	35,102

The anticipated Office Depot contribution for fiscal year 2005 is $5.8 million, at December 25, 2004 exchange rates.

The purchase and sale agreement related to the Guilbert acquisition included a provision whereby the seller is required to pay to Office Depot an amount of unfunded benefit obligation as measured in a future period at the seller’s option, but no later than five years following the purchase date. This provision is considered to be an element of the cost of the acquisition and the after-tax effect of the payment from the seller, if any, will reduce goodwill when received.

NOTE K — CAPITAL STOCK

Preferred Stock

As of December 25, 2004, there were 1,000,000 shares of $0.01 par value preferred stock authorized of which none were issued or outstanding.

Stockholder Rights Plan

Our stockholder rights plan (“the Plan”) was adopted by the Office Depot board of directors on September 4, 1996 and amended on November 25, 2003. The Plan has certain anti-takeover provisions that may cause substantial dilution to a person or group that attempts to acquire Office Depot on terms not approved by the board of directors. Under the Plan, each stockholder is issued one right to acquire one one-thousandth of a share of Junior Participating Preferred Stock, Series A at an exercise price of $95.00, subject to adjustment, for each outstanding share of Office Depot common stock they own. These rights are only exercisable if a single person or company acquires 20% or more of our outstanding common stock or if an announced tender or exchange offer would result in 20% or more of our common stock being acquired. If Office Depot were acquired, each right, except those of the acquirer, shall have the right to receive the number of shares of common stock in Office Depot having a then-current market value of twice the exercise price of the right.

In addition, if Office Depot becomes involved in a merger or other business combination where (1) Office Depot is not the surviving company, (2) Office Depot’s common stock is changed or exchanged, or (3) 50% or more of Office Depot’s assets or earning power are sold, then each right, except those of the acquirer, will be exercisable for common stock of the acquiring corporation having a market value of twice the exercise price of the right. In addition, the board of directors has the option of exchanging all or part of the rights for an equal number of shares of common stock.

Office Depot may redeem the rights for $0.01 per right at any time prior to an acquisition.

In response to a shareholder vote at the 2003 annual meeting, the board of directors adopted certain amendments to the Plan, which became effective on November 25, 2003. Under the terms of this amendment, in the event of a cash or marketable securities offer for all of Office Depot’s common stock, and if requested to do so by the holders of at least 10% of Office Depot’s issued and outstanding stock, the board of directors shall either call a special stockholder meeting within 60 days to allow a vote on a resolution to redeem the rights or the rights automatically will be redeemed. There are certain other conditions on what constitutes a “Qualifying Offer” which are detailed in our filings with the SEC. The rights will expire on September 16, 2006, unless earlier redeemed or exchanged.

Treasury Stock

The Office Depot board of directors has approved two common stock repurchase plans, both of which were in effect during 2004. In 2001, the board approved an annual share repurchase plan, subject to their annual review, of up to $50 million per year until cancelled by the board. Under this plan, we purchased 3.0 million shares in 2004, at a cost of $50.0 million; 3.2 million shares in 2003, for $50.0 million; and 2.9 million shares in 2002, for $45.9 million.

In September 2004, the board of directors authorized an additional $500 million common stock repurchase program to be completed over the following 12 to 24 months. The $50 million annual purchases in each of 2005 and 2006 that would be available under that program are included in this $500 million program. At December 25, 2004 approximately 900,000 shares have been repurchased for $15.6 million under this program.

NOTE L — EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflects the impact of assumed exercise of dilutive stock options and, prior to redemption in 2002, the net impact of convertible subordinated notes.

     The information required to compute basic and diluted net earnings per share is as follows:

(In thousands)
	2004	2003	2002
Basic:
Weighted average number of common shares outstanding	311,760	309,699	306,778
Diluted:
Net earnings	$335,504	$273,515	$308,640
Interest expense related to convertible notes, net of tax	—	—	4,795

Adjusted net earnings	$335,504	$273,515	$313,435

Weighted average number of common shares outstanding	311,760	309,699	306,778
Shares issued upon assumed conversion of convertible notes	—	—	9,033
Shares issued upon assumed exercise of stock options	3,865	3,989	6,389

Shares used in computing diluted net earnings per common share	315,625	313,688	322,200

For 2004, options to purchase 11.8 million shares of common stock were not included in our computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE M — SUPPLEMENTAL INFORMATION ON OPERATING, INVESTING AND FINANCING ACTIVITIES

Additional supplemental information related to the Consolidated Statements of Cash Flows is as follows:

(Dollars in thousands)	2004	2003	2002
Cash paid for:
Interest	$78,590	$41,869	$47,114
Taxes	112,771	102,623	111,597

Non-cash asset additions under capital leases	18,798	10,664	10,395
Additional paid-in capital related to tax benefit on stock options exercised	12,138	11,059	20,453

NOTE N – SEGMENT INFORMATION

Office Depot operates in three reportable segments: North American Retail Division, Business Services Group (“BSG”), and International Group. Each of these segments is managed separately primarily because it serves different customer groups. The accounting policies for each segment are the same as those described in the summary of significant accounting policies (see Note A).

The following is a summary of our significant accounts and balances by segment, reconciled to our consolidated totals.

		North American		International	Eliminations	Consolidated
(Dollars in thousands)		Retail Division	BSG	Group	and Other*	Total
Sales	2004	$5,940,677	$4,045,501	$3,580,809	$(2,288)	$13,564,699
	2003	5,650,051	3,965,271	2,746,535	(3,291)	12,358,566
	2002	5,804,449	3,913,902	1,641,411	(3,129)	11,356,633

Segment operating profit	2004	$388,308	$399,534	$431,434	$(394)	$1,218,882
	2003	311,184	387,867	369,288	(705)	1,067,634
	2002	416,914	364,871	211,467	(646)	992,606

Capital expenditures	2004	$230,225	$16,891	$65,843	$78,263	$391,222
	2003	62,712	17,362	68,532	67,875	216,481
	2002	50,586	28,524	67,551	55,994	202,655

Depreciation and amortization	2004	$98,143	$30,530	$52,509	$87,984	$269,166
	2003	96,027	35,315	40,577	81,298	253,217
	2002	92,817	39,208	16,963	56,187	205,175

Charges for losses on	2004	$51,108	$20,176	$16,643	—	$87,927
receivables and inventories	2003	56,857	32,065	29,360	—	118,282
	2002	36,627	36,991	19,602	—	93,220

Net earnings from equity method investments	2004	—	—	$16,171	—	$16,171
	2003	—	—	11,056	—	11,056
	2002	—	—	9,279	—	9,279

Assets	2004	$1,844,632	$1,054,216	$2,456,944	$1,411,559	$6,767,351
	2003	1,599,697	992,830	2,253,243	1,348,909	6,194,679

*	Amounts included in “Eliminations and Other” consist of inter-segment sales, which are generally recorded at the cost to the selling entity, and assets (including all cash and equivalents) and depreciation related to corporate activities.

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

(Dollars in thousands)	2004	2003	2002
Segment operating profit	$1,218,882	$1,067,634	$992,606
(Add)/subtract:
General and administrative expenses	665,825	578,840	486,279
Other operating expenses	23,080	22,809	9,855
Interest expense, net	41,066	40,609	27,686
Loss on extinguishment of debt	45,407	—	—
Miscellaneous income, net	(17,729)	(15,392)	(7,183)

Earnings from continuing operations before income taxes and cumulative effect of accounting change	$461,233	$440,768	$475,969

We sell office products and services through either wholly owned operations or through joint ventures or licensing arrangements, in Austria, Belgium, Canada, Costa Rica, El Salvador, France, Germany, Guatemala, Hungary, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, the Netherlands, Poland, Portugal, Spain, Switzerland, Thailand, the United Kingdom and the United States. There is no single country outside of the United States in which we generate 10% or more of our total revenues. Geographic financial information relating to our business is as follows (in thousands).

	Sales			Property and Equipment
	2004	2003	2002	2004	2003
United States	$9,846,856	$9,469,563	$9,575,457	$1,055,460	$891,305
International	3,717,843	2,889,003	1,781,176	407,568	402,450

Total	$13,564,699	$12,358,566	$11,356,633	$1,463,028	$1,293,755

NOTE O – EXIT COSTS AND OTHER ACTIVITIES

During 2004, we conducted a cost review across all business units with the intent of identifying ways to streamline operations. During the fourth quarter, we announced a series of initiatives, including consolidating call centers, transferring certain employees and functions to an outsourcing company, and reducing staffing levels. Over 1,500 positions were transferred or eliminated. Additionally, during 2004, our former Chairman and CEO resigned and received severance payments under his existing employment agreement. The severance-related costs associated with these activities totaled $16.6 million, with $2.0 million incurred in North American Retail Division, $2.9 million in BSG, $2.8 million in the International Group, and $8.9 million at the corporate level. As of December 25, 2004, approximately $5.2 million of the severance-related costs remained accrued. In addition to severance-related costs, we accrued $1.7 million for lease termination costs which was paid in January 2005. All of the remaining payments will be made by the end of 2005. An additional $1.4 million of lease termination costs, $2.7 of termination benefits, and $6.1 of other exit activity costs are expected to be recorded in BSG during 2005 as the liabilities are incurred related to these announced programs.

During 2004, we also relocated one warehouse in Europe and incurred exit related costs of $13.9 million.

NOTE P — QUARTERLY FINANCIAL DATA (UNAUDITED)

The following changes were made to the previously reported quarterly information in connection with the restatement:

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 25, 2004
Net sales	$3,605,153	$3,162,324	$3,327,804	$3,469,418
Gross profit, as previously reported	1,135,992	973,696	1,041,644	1,104,227
Gross profit (as restated, see Note B)	1,136,137	973,841	1,041,789	1,104,372
Net earnings, as previously reported	115,564	79,857	89,946	52,792	(1)
Net earnings (as restated, see Note B)	114,900	79,193	89,282	52,129

Net earnings per share, as previously reported:
Basic	$0.37	$0.26	$0.29	$0.17
Diluted	0.37	0.25	0.28	0.17
Net earnings per share (as restated, see Note B):
Basic	$0.37	$0.25	$0.29	$0.17
Diluted	0.37	0.25	0.28	0.17

(1)	Net earnings in the fourth quarter of 2004 include charges of $45.4 million relating to debt extinguishment, $21.9 million relating to severance arrangements, contract termination and property disposal costs, $11.5 million of goodwill impairment charges, and net benefit of $11.3 million related to tax rate and position changes.

Fiscal Year Ended December 27, 2003	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
Net sales	$3,055,869		$2,815,691	$3,235,580	$3,251,426
Gross profit, as previously reported	958,978		860,116	1,015,596	1,039,456
Gross profit (as restated, see Note B)	959,128		860,266	1,015,746	1,039,606
Earnings from continuing operations before cumulative effect of accounting change, as previously reported	103,935		59,629	91,666	46,794	(2)
Earnings from continuing operations before cumulative effect of accounting change (as restated, see Note B)	103,240		58,934	90,971	46,099
Net earnings, as previously reported	79,196	(1)	59,629	91,666	45,804
Net earnings (as restated, see Note B)	78,501		58,934	90,971	45,109

Earnings per share from continuing operations before cumulative effect of accounting change, as previously reported:
Basic	$0.34		$0.19	$0.30	$0.15
Diluted	0.33		0.19	0.29	0.15
Earnings per share from continuing operations before cumulative effect of accounting change (as restated, see Note B):
Basic	$0.34		$0.19	$0.29	$0.15
Diluted	0.33		0.19	0.29	0.15

Net earnings per share, as previously reported:
Basic	$0.26		$0.19	$0.30	$0.15
Diluted	0.25		0.19	0.29	0.15
Net earnings per share (as restated, see Note B):
Basic	$0.25		$0.19	$0.29	$0.14
Diluted	0.25		0.19	0.29	0.14

(1)	Net earnings in the first quarter of 2003 includes a net charge of $25.9 million for the cumulative effect of adopting EITF 02-16. See Note C for further information.

(2)	Earnings from continuing operations before cumulative effect of accounting change in the fourth quarter of 2003 includes pre-tax charges of $32.4 million to adjust our lease termination costs related to our stores closed in prior periods and our write-down of certain internet investments.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Office Depot, Inc.:

We have audited the consolidated financial statements of Office Depot, Inc. and subsidiaries (the “Company”) as of December 25, 2004 and December 27, 2003, and for each of the three years in the period ended December 25, 2004, and have issued our report thereon dated March 7, 2005 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the entity’s change in method of accounting for cooperative advertising arrangements in 2003); such consolidated financial statements and report is included in Item 15(a)1 in this Form 10-K. Our audits also included the financial statement schedules of Office Depot, Inc. listed in Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
March 7, 2005

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II — Valuation and Qualifying Accounts and Reserves	70

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

SCHEDULE II

OFFICE DEPOT, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C	Column D	Column E
			Deductions-
	Balance at	Additions-	Write-offs	Balance at
	Beginning	Charged to	Payments and	End of
Description	of Period	Expense	Other Adjustments	Period
Allowance for doubtful accounts:
2004	$34,173	18,767	14,933	$38,007

2003	29,149	25,645	20,621	34,173

2002	32,228	22,103	25,182	29,149

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Restated Certificate of Incorporation	(1)
3.2	Bylaws	(2)
4.1	Form of Certificate representing shares of Common Stock	(3)
4.2	Rights Agreement dated as of September 4, 1996, as amended and restated as of November 25, 2003, between Office Depot, Inc. and Mellon Investor Services, L.L.C., as Rights Agent, which includes as Exhibit B thereto the form of the Right Certificate	(15)
4.3	Indenture, dated as of August 11, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, between Office Depot, Inc. and SunTrust Bank	(4)
4.4	Supplemental Indenture No. 1, dated as of August 11, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, between Office Depot, Inc. and SunTrust Bank	(5)
4.5	Supplemental Indenture No. 2, dated as of October 9, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, between Office Depot, Inc. and SunTrust Bank	(5)
10.01	Office Depot, Inc. Amended Long-Term Equity Incentive Plan*	(6)
10.02	Form of Indemnification Agreement, dated as of September 4, 1996, by and between Office Depot, Inc. and each of David I. Fuente, Cynthia R. Cohen, W. Scott Hedrick, James L. Heskett, Michael J. Myers, Peter J. Solomon, William P. Seltzer, and Thomas Kroeger	(7)
10.03	Severance Agreement, including Release and Non-Competition Agreement, dated September 19, 2000 by and between Office Depot, Inc. and David I. Fuente (schedules and exhibits omitted)*	(8)
10.04	Lifetime Consulting and Non-Competition Agreement dated as of March 1, 2002 by and between Office Depot, Inc. and Irwin Helford*	(9)
10.05	Letter Agreement between Office Depot, Inc. and Neil R. Austrian dated October 4, 2004*	(10)
10.06	Executive Employment Agreement dated as of November 7, 2000 by and between Office Depot, Inc. and Rolf van Kaldekerken*	(11)
10.07	Change of Control Agreement, dated as of November 7, 2000, by and between Office Depot, Inc. and Rolf van Kaldekerken *	(11)
10.08	Executive Employment Agreement dated as of October 8, 2001 by and between Office Depot, Inc. and Charles E. Brown*	(9)
10.09	Change of Control Agreement, dated as of May 28, 1998, by and between Office Depot, Inc. and Charles E. Brown*	(12)
10.10	First Amendment to Executive Employment Agreement, dated March 7, 2005, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	❖
10.11	Executive Employment Agreement dated as of March 1, 2004, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	❖
10.12	Change of Control Agreement, dated as of March 1, 2004, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	❖
10.13	Letter Agreement dated as of March 1, 2004, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	❖
10.14	Executive Employment Agreement dated as of March 22, 2004, by and between Office Depot, Inc. and Rick Lepley*	❖
10.15	Change of Control Agreement, dated as of March 22, 2004, by and between Office Depot, Inc. and Rick Lepley*	❖
10.16	Letter Agreement dated as of March 22, 2004, by and between Office Depot, Inc. and Rick Lepley*	❖
10.17	Executive Employment Agreement dated as of August 1, 2000 by and between Office Depot, Inc. and David C. Fannin*	(11)
10.18	Change in Control Agreement, dated as of August 1, 2000, by and between Office Depot, Inc. and David C. Fannin *	(11)
10.19	Executive Employment and Change of Control Agreement dated as of December 29, 2001 by and between Office Depot, Inc. and M. Bruce Nelson*	(9)

10.20	Executive Employment Agreement dated as of January 30, 2001 by and between the Company and Jerry Colley*	(12)
10.21	Change of Control Agreement, dated as of January 30, 2001, by and between the Company and Jerry Colley*	(12)
10.22	Five Year Credit Agreement dated as of April 30, 2004 by and among Office Depot, Inc. and Citicorp USA, Inc. as syndication agent, Wachovia Bank, National Association as administrative agent, Citigroup Global Markets Inc. and Wachovia Capital Markets, LLC as lead arrangers, and Citigroup Global Markets Inc. as the sole bookrunner	(13)
10.23	Purchase and Sale Agreement dated as of March 11, 2004, by and between Office Depot, Inc. and Toys “R” Us, Inc. and its affiliated companies	(14)
10.24	Master Agreement for Business Process Outsourcing Services between Office Depot, Inc. and ACS Commercial Solutions, Inc. dated November 30, 2004, reported on Form 8-K dated December 6, 2004	❖
10.25	Contract for Purchase and Sale for certain land and contractual rights dated December 29, 2004 between Office Depot, Inc. and Stiles Corporation, reported on Form 8-K dated December 30, 2004	❖	(16)
10.26	First Amendment to Contract for Purchase and Sale for certain land and contractual rights dated January 28, 2005 between Office Depot, Inc. and Stiles Corporation	❖
10.27	Second Amendment to Contract for Purchase and Sale for certain land and contractual rights dated February 11, 2005 between Office Depot, Inc. and Stiles Corporation	❖	(16)
10.28	Form of Purchase Money Note related to Second Amendment to Contract for Purchase and Sale	❖	(16)
10.29	Form of Purchase Money Mortgage related to Second Amendment to Contract for Purchase and Sale	❖	(16)
10.30	Amendment to Office Depot, Inc. Amended Long-Term Equity Incentive Plan*	❖
21	List of Office Depot, Inc.’s Significant Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)
31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

❖	This information appears only in the copy of this report filed electronically with the SEC.

(1)	Incorporated by reference from the respective exhibit to the Proxy Statement for Office Depot, Inc.’s 1995 Annual Meeting of Stockholders.

(2)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2001.

(3)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Registration Statement No. 33-39473 on Form S-4.

(4)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Registration Statement No. 333-108602 on Form S-4.

(5)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on October 27, 2003.

(6)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 23, 2004.

(7)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 28, 1996.

(8)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on October 31, 2000.

(9)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 29, 2001.

(10)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on October 5, 2004.

(11)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 27, 2003.

(12)	Incorporated by reference to the respective exhibit to Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 30, 2000.

(13)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on July 22, 2004.

(14)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on April 22, 2004.

(15)	Incorporated by reference from Office Depot’s Current Report on Form 8-K filed with the SEC on November 25, 2003.

(16)	Confidential portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

Upon request, we will furnish a copy of any exhibit to this report upon the payment of reasonable copying and mailing expenses.