Form 10-Q
period 2005-03-26
OFFICE DEPOT INC
filed 2005-04-21
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 26, 2005

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the transition period from ____________________ to ___________________

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

Yes ☑            No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At April 15, 2005 there were 315,844,228 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1	FINANCIAL STATEMENTS

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	As of	As of
	March 26,	December 25,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$763,981	$793,727
Short-term investments	65,880	161,133
Receivables, net	1,238,991	1,303,888
Merchandise inventories, net	1,379,634	1,408,778
Deferred income taxes	130,349	133,282
Prepaid expenses and other current assets	116,405	115,363

Total current assets	3,695,240	3,916,171

Property and equipment, net	1,433,886	1,463,028
Goodwill	1,018,031	1,049,669
Other assets	319,408	338,483

Total assets	$6,466,565	$6,767,351

Liabilities and stockholders’ equity

Current liabilities:
Trade accounts payable	$1,259,799	$1,569,862
Other accounts payable	71,497	80,455
Accrued expenses and other current liabilities	803,811	819,631
Income taxes payable	128,535	133,266
Current maturities of long-term debt	13,917	15,143

Total current liabilities	2,277,559	2,618,357

Deferred income taxes and other long-term liabilities	332,189	342,266
Long-term debt, net of current maturities	559,969	583,680

Commitments and contingencies

Stockholders’ equity:
Common stock - authorized 800,000,000 shares of $.01 par value; outstanding shares - 409,503,131 in 2005 and 404,925,515 in 2004	4,095	4,049
Additional paid-in capital	1,314,650	1,255,494
Accumulated other comprehensive income	267,219	339,708
Retained earnings	2,708,583	2,593,275
Treasury stock, at cost – 94,227,705 shares in 2005 and 92,623,768 shares in 2004	(997,699)	(969,478)

Total stockholders’ equity	3,296,848	3,223,048

Total liabilities and stockholders’ equity	$6,466,565	$6,767,351

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed March 10, 2005 (the “2004 Form 10-K”).

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	13 Weeks Ended
		March 27,
		2004
	March 26,	(As Restated
	2005	- See Note B)
Sales	$3,702,891	$3,605,153
Cost of goods sold and occupancy costs	2,551,236	2,469,016

Gross profit	1,151,655	1,136,137

Store and warehouse operating and selling expenses	821,546	791,202
General and administrative expenses	158,908	165,956
Other operating expenses	6,261	4,532

	986,715	961,690

Operating profit	164,940	174,447

Other income (expense):
Interest income	5,469	3,456
Interest expense	(10,383)	(17,284)
Miscellaneous income, net	4,700	4,650

Earnings before income taxes	164,726	165,269

Income taxes	49,418	50,369

Net earnings	$115,308	$114,900

Earnings per common share:
Basic	$0.37	$0.37
Diluted	0.37	0.37

Weighted average number of common shares outstanding:
Basic	311,940	310,261
Diluted	315,526	314,758

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2004 Form 10-K.

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	13 Weeks Ended
		March 27,
		2004
	March 26,	(As Restated
	2005	- See Note B)
Cash flow from operating activities:
Net earnings	$115,308	$114,900
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	71,811	67,958
Charges for losses on inventories and receivables	31,508	35,823
Changes in working capital and other	(279,264)	37,442

Net cash (used in) provided by operating activities	(60,637)	256,123

Cash flows from investing activities:
Capital expenditures	(80,472)	(71,053)
Net deposit on asset group purchase	—	(15,100)
Proceeds from disposition of assets and deposits received	7,348	2,160
Purchase of short-term investments	(168,755)	—
Sale of short-term investments	263,022	—

Net cash provided by (used in) investing activities	21,143	(83,993)

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	54,183	21,780
Acquisition of treasury stock	(28,229)	—
Net payments on long- and short-term borrowings	(5,599)	(2,604)

Net cash provided by financing activities	20,355	19,176

Effect of exchange rate changes on cash and cash equivalents	(10,607)	(7,908)

Net (decrease) increase in cash and cash equivalents	(29,746)	183,398
Cash and cash equivalents at beginning of period	793,727	790,889

Cash and cash equivalents at end of period	$763,981	$974,287

Supplemental disclosure of other cash flow activities:
Interest paid	$15,854	$29,592
Income taxes paid	58,591	21,977

Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital leases	$—	$15,288

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2004 Form 10-K.

OFFICE DEPOT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

Office Depot, Inc., including consolidated subsidiaries, is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 25, 2004 has been derived from audited financial statements at that date. The condensed interim financial statements as of March 26, 2005 and for the 13-week periods ending March 26, 2005 (also referred to as “the first quarter of 2005”) and March 27, 2004 (also referred to as “the first quarter of 2004”) are unaudited. However, in our opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented.

These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Office Depot, Inc. and its financial statements, we recommend reading these condensed interim financial statements in conjunction with the audited financial statements for the year ended December 25, 2004, which are included in our 2004 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used continues to be available, but we have not yet completed our assessment of the alternatives.

On April 14, 2005 the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of FAS 123(R) for calendar year companies until the beginning of 2006.

Note B – Restatement of Financial Statements

At the end of fiscal year 2004, we reviewed our lease accounting practices and made certain modifications to comply with generally accepted accounting principles, as clarified in a general letter issued by SEC in February 2005. We extended certain initial lease terms to include periods where renewal was reasonably assured of being exercised, revised our determination of lease inception to include an earlier period of pre-opening “rent holidays,” and reclassified tenant allowances from an offset of assets and depreciation and amortization expense to a deferred credit and a reduction of rent expense. We also restated prior periods. The restatement of first quarter 2004 results reduced net earnings by $0.7 million. Store and warehouse operating and selling expenses increased by $1.1 million, primarily from the reclassification of tenant allowance credits. Rent expense, included as a component of gross profit, decreased $0.1 million, reflecting additional rent expense, partially offset by the tenant allowance credit. Tenant allowances of $0.8 million have also been restated from a reduction of capital expenditures to an increase in cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows for 2004.

Note C – Accounting for Stock-Based Compensation

We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Had costs for these plans been determined using the fair value accounting method as prescribed in Statement of Financial Accounting Standards (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended, we would have recognized additional compensation expense as indicated in the pro forma information below.

	First Quarter
(In thousands, except per share amounts)	2005	2004
Net earnings as reported	$115,308	$114,900
Stock-based employee compensation cost included in net earnings as reported, net of tax	1,748	89
Compensation expense under FAS 123, net of tax	(3,065)	(4,706)

Pro forma net earnings	$113,991	$110,283

Net earnings per share – Basic
As reported	$0.37	$0.37
Pro forma	0.37	0.36
Net earnings per share – Diluted
As reported	$0.37	$0.37
Pro forma	0.36	0.35

Pro forma compensation expense under FAS 123 for the first quarter of 2005 includes the impact of actual forfeitures in excess of expected levels, in part from staff reductions announced in the fourth quarter of 2004. Additionally, the tax benefit from disqualifying dispositions was higher in 2005 than 2004.

When we adopt FAS 123 (R), currently scheduled for the beginning of 2006, we will include the expense associated with share-based payments issued to employees in our Condensed Consolidated Statements of Earnings. We have not yet completed our assessment of which valuation model or transition option to select. However, the 2005 long-term incentive awards issued to employees in February reduced the number of stock options granted, compared to 2004, and increased the number of restricted stock awards. The amortization of these restricted stock awards has been included in the results of operations since the grant date.

Note D – Comprehensive Income

Comprehensive income represents all non-owner changes in stockholders’ equity and consists of the following:

	First Quarter
(In thousands)	2005	2004
Net earnings	$115,308	$114,900
Other comprehensive income (loss):
Foreign currency translation adjustments, net	(72,074)	(28,908)
Amortization of gain on cash flow hedge	(415)	(415)
Unrealized losses on available-for-sale securities	—	(316)

Total comprehensive income	$42,819	$85,261

Note E – Earnings Per Share (“EPS”)

The information required to compute basic and diluted EPS is as follows:

	First Quarter
(In thousands, except share and per share amounts)	2005	2004
Numerator:
Net earnings	$115,308	$114,900

Denominator:
Weighted average shares outstanding:
Basic	311,940	310,261
Effect of dilutive stock options and restricted stock	3,586	4,497

Diluted	315,526	314,758

EPS:
Basic	$0.37	$0.37
Diluted	0.37	0.37

Options to purchase approximately 4.0 million shares of common stock were not included in our computation of diluted earnings per share for the first quarter of 2005 because their weighted average effect would have been anti-dilutive. The 2005 long-term incentive awards to employees included 1.9 million shares of performance- and market-based restricted stock that are not included in the weighted average share calculation until the underlying performance measures are met.

Note F – Division Information

The following is a summary of our significant accounts and balances by reportable segment (or “Division”), reconciled to consolidated totals. Division name changes below have been adopted to conform to internal company usage; no changes have been made to the composition of operations or balances.

	Sales
	First Quarter
(In thousands)	2005	2004
North American Retail Division	$1,698,230	$1,604,575
North American Business Services Division	1,050,950	1,026,387
International Division	954,341	974,777

Total reportable segments	3,703,521	3,605,739
Eliminations	(630)	(586)

Total	$3,702,891	$3,605,153

	Division Operating Profit
	First Quarter
(In thousands)	2005	2004
North American Retail Division	$130,144	$111,606
North American Business Services Division	101,248	96,957
International Division	98,760	136,638

Total reportable segments	330,152	345,201
Eliminations	(43)	(266)

Total	$330,109	$344,935

A reconciliation of the measure of division operating profit to consolidated earnings before income taxes is as follows:

	First Quarter
(In thousands)	2005	2004
Total division operating profit	$330,109	$344,935
General and administrative expenses	(158,908)	(165,956)
Interest income	5,469	3,456
Interest expense	(10,383)	(17,284)
Other, net	(1,561)	118

Earnings before income taxes	$164,726	$165,269

We have been reviewing the composition of general and administrative expenses and assessing the costs and benefits of additional allocations to the operating divisions. As a result of this analysis, we plan to reclassify certain amounts previously presented as general and administrative expenses into operating and selling expenses and other line items, possibly beginning in the third quarter of 2005. These reclassifications will affect measures of division profitability and prior periods will be reclassified for meaningful comparisons.

Total assets and goodwill by division are as follows:

	Total Assets		Goodwill
	March 26,	December 25,	March 26,	December 25,
(In thousands)	2005	2004	2005	2004
North American Retail Division	$1,771,886	$1,844,632	$1,871	$1,831
North American Business Services Division	1,017,166	1,054,216	229,950	229,950
International Division	2,391,815	2,456,944	786,210	817,888

Total reportable segments	5,180,867	5,355,792	1,018,031	1,049,669
Other	1,285,698	1,411,559	—	—

Total	$6,466,565	$6,767,351	$1,018,031	$1,049,669

The change in goodwill for the first quarter of 2005 results from changes in foreign currency rates.

Note G – Pension Disclosures

The components of net periodic pension cost for our two foreign defined benefit plans are as follows:

	First Quarter
(In millions)	2005	2004
Service cost	$2.0	$2.2
Interest cost	2.8	2.1
Expected return on plan assets	(1.9)	(1.6)

Net periodic pension cost	$2.9	$2.7

For the quarter ended March 26, 2005, we have contributed $1.0 million to our foreign pension plans. No significant changes are currently anticipated in our 2005 annual contributions compared to 2004.

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

Office Depot, Inc., together with our subsidiaries, is a global supplier of office products and services. We sell to consumers and businesses of all sizes through our three reportable segments (or “Divisions”): North American Retail Division, North American Business Services Division, and International Division. Division name changes below have been adopted to conform to internal company usage; no changes have been made to the composition of operations or balances.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our condensed consolidated financial statements and the notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2004 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

This MD&A contains significant amounts of forward-looking information. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements. Our Cautionary Statements, which you will find immediately following this MD&A and following the MD&A in our 2004 Annual Report on Form 10-K, apply to these forward-looking statements.

RESULTS OF OPERATIONS

OVERVIEW

We have made progress on a number of fronts during the first quarter of 2005:

•	Our overall sales were up, led by an increase in the North American Retail Division from increased comparable sales and new store openings;

•	Our continued focus on cost control and the efficiency initiatives put in place during 2004 have had a positive effect on our first quarter results, both in the operating divisions and general and administrative expenses;

•	Interest costs are down, reflecting the redemption of high-cost debt in the fourth quarter of 2004; and

•	Steve Odland joined the company as Chief Executive Officer and Chairman, Board of Directors, effective March 11th.

However, the first quarter 2005 results were adversely affected by several factors:

•	International operations fell below our expectations in both sales and profitability;

•	We experienced gross margin pressure from higher costs in the supplies category and from our increased promotional activity;

•	The first quarter results include recognition of costs as incurred related to our domestic call center consolidation and international warehouse relocations. Both initiatives were announced last year.

Diluted earnings per share were $0.37 per share in the first quarter of both 2005 and 2004.

Looking forward, we will continue to focus on our initiatives of growing the business and reducing costs.

Overall

	First Quarter
($ in millions)	2005		2004

Sales	$3,702.9	100.0%	$3,605.2	100.0%
Cost of goods sold and occupancy costs	2,551.2	68.9%	2,469.1	68.5%

Gross profit	1,151.7	31.1%	1,136.1	31.5%

Store and warehouse operating and selling expenses	821.6	22.2%	791.2	21.9%

Division operating profit	330.1	8.9%	344.9	9.6%

General and administrative expenses	158.9	4.3%	165.9	4.6%

Other operating expenses, net	6.3	0.2%	4.5	0.1%

Operating profit	$164.9	4.4%	$174.5	4.9%

The Overall table above provides a subtotal for division operating profit. We use this measure of performance to assess the operations of each business unit; and we believe it is useful to investors because it reflects each division’s direct activity. Historically, we have not allocated our general and administrative expenses to our divisions. We have recently reviewed that policy and plan to modify this presentation, possibly beginning in the third quarter of 2005. Other companies may charge more or less general and administrative expenses to their divisions, and our results therefore may not be comparable to similarly titled measures used by some other entities. Our measure of division operating profit should not be considered as an alternative to operating income or net earnings determined in accordance with accounting principles generally accepted in the United States of America.

North American Retail Division

	First Quarter
($ in millions)	2005		2004

Sales	$1,698.2	100.0%	$1,604.6	100.0%
Cost of goods sold and occupancy costs	1,239.8	73.0%	1,176.4	73.3%

Gross profit	458.4	27.0%	428.2	26.7%

Store and warehouse operating and selling expenses	328.3	19.3%	316.6	19.7%

Division operating profit	$130.1	7.7%	$111.6	7.0%

Total sales increased 6% and comparable store sales in the 894 retail store locations in the U.S. and Canada that have been open for more than one year increased 1% in the first quarter of 2005. Comparable average transaction size increased but comparable transaction counts decreased for the first quarter of 2005. Sales of technology products continued to increase compared to 2004. Supplies sales were slightly lower than the first quarter of 2004, with both paper and ink and toner down.

Gross profit as a percent of sales increased during the first quarter to 27.0% versus 26.7% in the same period last year. Broad based product category gross margin percentage improvements and increased vendor program support were partially offset by an increased sales mix of lower margin technology products and costs of our customer loyalty program.

Operating and selling expenses as a percent of sales benefited from increased sales leverage. Payroll and related costs as a percent of sales decreased. The cost of adding stores during the period, net of labor efficiencies put in place during 2004, was absorbed by the higher volume. Division operating profit increased 17% in the first quarter compared to the same period in 2004.

During the first quarter, we opened 29 new retail stores, while closing three stores and relocating one store, bringing the total stores operated throughout the United States and Canada to 995. North American Retail also sells through non-traditional locations. There were 15 non-traditional locations for the first quarter of 2005 and 20 at the end of the same period in 2004.

North American Business Services Division

	First Quarter
($ in millions)	2005		2004

Sales	$1,051.0	100.0%	$1,026.4	100.0%
Cost of goods sold and occupancy costs	717.5	68.3%	694.0	67.6%

Gross profit	333.5	31.7%	332.4	32.4%

Store and warehouse operating and selling expenses	232.2	22.1%	235.4	22.9%

Division operating profit	$101.3	9.6%	$97.0	9.5%

Overall, North American Business Services Division sales increased 2% for the first quarter of 2005. Sales in the contract channel increased 3% while increased sales in Office Depot catalog and Tech Depot were offset by decreases in Viking catalog. Sales of supplies increased for the division, with higher paper sales in all channels and higher ink and toner sales in contract and Office Depot catalog. The furniture, low tech and other category sales also increased in the contract and Office Depot catalog channels.

Gross profit as a percent of sales decreased during the first quarter compared to the same period in 2004. Absorption of higher costs in key supplies categories, promotional activity and additional lower margin technology sales contributed to the decline.

Store and warehouse operating and selling expenses as a percent of sales decreased by 84 basis points for the first quarter. A decrease in supply chain costs from staff and transportation optimization more than offset added payroll costs from expanding the sales force. Also included in the first quarter results are $3.4 million of costs related to the call center optimization effort announced in the fourth quarter of 2004. This outsourcing activity is expected to be complete by the third quarter of 2005. Division operating profit increased 4% in the first quarter compared to the same period in 2004.

International Division

	First Quarter
($ in millions)	2005		2004

Sales	$954.3	100.0%	$974.8	100.0%
Cost of goods sold and occupancy costs	594.4	62.3%	599.0	61.4%

Gross profit	359.9	37.7%	375.8	38.6%

Store and warehouse operating and selling expenses	261.1	27.3%	239.2	24.6%

Division operating profit	$98.8	10.4%	$136.6	14.0%

Sales in the International Division decreased 2% (a decline of 6% in local currency) compared to the same period in 2004. The change in exchange rates from the corresponding prior year period increased sales reported in U.S. dollars by $40 million for the quarter. Comparable sales declined in all major geographic markets.

Gross profit decreased during the first quarter compared to the same period last year. Increased promotional activity and pricing pressure in key product categories contributed to the decline.

First quarter 2005 selling and warehouse expenses, as a percent of sales, increased compared to the prior year primarily because of de-leverage associated with lower local currency sales volumes and increased expenses related to warehouse closures and relocations in Europe. Division operating profit declined 28% (a decline of 31% in local currencies) in the first quarter compared to the same period in 2004. International division operating profit was positively impacted by foreign exchange rates during the quarter by $4 million, when translated into U.S. dollars.

Corporate and Other

Income and expenses not allocated to our business divisions consist of general and administrative expenses, interest income and expense, income taxes and inter-division transactions.

Other Operating Expenses: Store pre-opening expenses were higher in 2005, reflecting the addition of 29 stores in North American Retail, compared to three new stores in the same quarter of 2004. Prior year results also include costs related to the integration of the Guilbert, S.A. business.

General and Administrative Expenses: As a percentage of sales, general and administrative (“G&A”) expenses decreased in the first quarter of 2005 to 4.3% compared to 4.6% for the same period last year. The decrease reflects lower professional fees in 2005 and the comparison to costs incurred in 2004 to settle certain outstanding litigation. These factors were partially offset by the impact of translating foreign G&A at weaker U.S. dollar rates and certain retention and incentive programs established in 2005.

As noted in our 2004 Annual Report on Form 10-K, other companies may charge more or less of their general and administrative costs to their divisions, and comparisons to their operations could be affected. We have been reviewing the composition of these costs and analyzing the costs and benefits of additional allocations to the operating units. As a result of this analysis, we plan to reclassify certain amounts previously presented as general and administrative expenses into operating and selling expenses and other line items, possibly beginning in the third quarter of 2005. These reclassifications will affect measures of division profitability and prior periods will be reclassified for meaningful comparisons.

Interest Expense: The decrease in interest expense compared to the first quarter of 2004 reflects the impact of the early redemption of $250 million of senior subordinated notes in December 2004.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2005, cash used in operating activities was $60.6 million compared to cash provided of $256.1 million during the same period last year. This change primarily reflects an increase settlement of accounts payable and accrued expenses during the first quarter of 2005 compared to the same period last year. Furthermore, at the end of 2004, we added inventory to accommodate 52 new store openings in the fourth quarter and in anticipation of certain product cost increases. The settlement of the related payables has occurred faster than inventory turnover or the collection of receivables. Additionally, cash was used to settle certain tax payments that were deferred by the government for businesses affected by hurricanes in 2004 and for the timing of performance-based compensation payments made to employees in 2005.

Cash provided by investing activities was $21.1 million in the first quarter of 2005 compared to cash used of $84.0 million in the same period last year. The source of cash in 2005 reflects the net liquidation of short-term investments, partially offset by capital expenditures from the opening of 29 new office supply stores and one relocation in North America. Investing activities in 2004 include opening three new stores, the relocation of three stores, initial payments on the purchase of former Kids “R” Us stores and the purchase of land for a corporate facility. That project was subsequently cancelled and the land is currently under contract for sale. Proceeds are expected in the fourth quarter of 2005.

Cash provided by financing activities was $20.4 million in the first quarter of 2005 compared to $19.2 million during the same period in 2004. Issuance of common stock under our employee related plans added $54.2 million in 2005, which was partially offset by $28.2 million of open market purchases of our common stock.

At March 26, 2005, we had approximately $576.7 million of available credit under our revolving credit facility and letters of credit outstanding totaling $76.2 million.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2004 Annual Report on Form 10-K, filed on March 10, 2005, in the Notes to the Consolidated Financial Statements, Note A, and the Critical Accounting Policies section.

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used continues to be available, but we have not yet completed our assessment of the alternatives.

On April 14, 2005 the U.S. Securities and Exchange Commission announced a deferral of the effective date of FAS 123(R) for calendar year companies until the beginning of 2006.

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

This Quarterly Report on Form 10-Q contains both historical information and other information that you may use to infer future performance. Examples of historical information include our quarterly financial statements and the commentary on past performance contained in our MD&A. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that, with the exception of information that is clearly historical, all the information contained in this Quarterly Report on Form 10-Q should be considered to be “forward-looking statements” as referred to in the Act. Without limiting the generality of the preceding sentence, any time we use the words “estimate,” “plan,” “probably,” “should,” “may,” ”project,” “intend,” “expect,” “believe,” “anticipate,” “continue,” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature.

Forward-looking information involves risks and uncertainties, including certain matters that we discuss in more detail below and in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. This information is based on various factors and important assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements in this Quarterly Report. In particular, the factors we discuss in our 2004 Annual Report on Form 10-K could affect our actual results and could cause our actual results during the remainder of 2005 and in future years to differ materially from those expressed in any forward-looking statement made by us in this Quarterly Report on Form 10-Q. Those Cautionary Statements contained in our 2004 Annual Report on Form 10-K are incorporated herein by this reference to them.

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Interest Rate Risks

At March 26, 2005, there had not been any material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2004 Annual Report on Form 10-K.

Foreign Exchange Rate Risks

At March 26, 2005, there had not been any material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2004 Annual Report on Form 10-K.

Item 4	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the corporation’s disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis and that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls. The company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in refinements to processes throughout the company. However, there has been no change in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

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

Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to company purchases made of Office Depot, Inc. common stock during the first quarter of the 2005 fiscal year:

				(d) Maximum
				Number of Shares
				(or Approximate
			(c) Total Number of	Dollar Value) that
			Shares Purchased	May Yet Be
	(a) Total Number		as Part of Publicly	Purchased Under
	of Shares	(b) Average Price	Announced Plans	the Plans or
Period	Purchased	Paid per Share	or Programs (1)	Programs
December 26, 2004 – January 22, 2005	662,200	$17.07	662,200	$473,385,000
January 22, 2005 – February 19, 2005	688,800	$17.59	688,800	461,255,000
February 19, 2005 – March 26, 2005	253,800	$18.83	253,800	456,472,000
Total	1,604,800	$17.57	1,604,800	$456,472,000

(1)	On September 16, 2004, we announced that the board of directors authorized a common stock repurchase program. Under this program, the company is authorized to repurchase up to $500 million of Office Depot, Inc. common stock through September 2006. This amount includes the $50 million repurchase authorizations for each of the years 2005 and 2006 approved in 2001 under an annually renewing program that continues until terminated by the board of directors.

Item 6	EXHIBITS

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC.
(Registrant)

Date: April 21, 2005	By:	/s/ Steve Odland

Steve Odland
Chief Executive Officer and Chairman, Board of Directors
(Principal Executive Officer)

Date: April 21, 2005	By:	/s/ Charles E. Brown

Charles E. Brown
President, International, Executive Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

Date: April 21, 2005	By:	/s/ James A. Walker

James A. Walker
Senior Vice President, Finance and Controller
(Principal Accounting Officer)