Form 10-Q
period 2005-06-25
OFFICE DEPOT INC
filed 2005-07-21
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended      June 25, 2005

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At July 15, 2005 there were 316,352,851 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)
(Unaudited)

	As of	As of
	June 25,	December 25,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$628,059	$793,727
Short-term investments	217,000	161,133
Receivables, net	1,276,096	1,303,888
Merchandise inventories, net	1,366,547	1,408,778
Deferred income taxes	139,885	133,282
Prepaid expenses and other current assets	67,364	115,363

Total current assets	3,694,951	3,916,171

Property and equipment, net	1,420,234	1,463,028
Goodwill	975,681	1,049,669
Other assets	353,521	338,483

Total assets	$6,444,387	$6,767,351

Liabilities and stockholders’ equity

Current liabilities:
Trade accounts payable	$1,215,486	$1,569,862
Accrued expenses and other current liabilities	907,471	900,086
Income taxes payable	134,141	133,266
Current maturities of long-term debt	16,026	15,143

Total current liabilities	2,273,124	2,618,357

Deferred income taxes and other long-term liabilities	337,176	342,266
Long-term debt, net of current maturities	557,549	583,680

Commitments and contingencies
Stockholders’ equity:
Common stock — authorized 800,000,000 shares of $.01 par value; outstanding shares – 414,190,717 in 2005 and 404,925,515 in 2004	4,142	4,049
Additional paid-in capital	1,355,076	1,255,494
Accumulated other comprehensive income	171,150	339,708
Retained earnings	2,808,682	2,593,275
Treasury stock, at cost – 97,410,684 shares in 2005 and 92,623,768 shares in 2004	(1,062,512)	(969,478)

Total stockholders’ equity	3,276,538	3,223,048

Total liabilities and stockholders’ equity	$6,444,387	$6,767,351

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed March 10, 2005 (the “2004 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
		June 26,		June 26,
		2004		2004
	June 25,	(As Restated	June 25,	(As Restated
	2005	- See Note B)	2005	- See Note B)
Sales	$3,364,052	$3,162,324	$7,066,943	$6,767,477
Cost of goods sold and occupancy costs	2,327,805	2,188,483	4,879,041	4,657,499

Gross profit	1,036,247	973,841	2,187,902	2,109,978

Store and warehouse operating and selling expenses	736,286	700,822	1,557,832	1,492,024
General and administrative expenses	153,390	150,809	312,298	316,765
Other operating expenses	4,059	3,335	10,320	7,867

Operating profit	142,512	118,875	307,452	293,322

Other income (expense):
Interest income	5,761	4,416	11,230	7,872
Interest expense	(15,179)	(13,988)	(25,562)	(31,272)
Miscellaneous income, net	7,691	3,768	12,391	8,418

Earnings before income taxes	140,785	113,071	305,511	278,340

Income taxes	40,686	33,878	90,104	84,247

Net earnings	$100,099	$79,193	$215,407	$194,093

Earnings per common share:
Basic	$0.32	$0.25	$0.69	$0.62
Diluted	0.31	0.25	0.68	0.61

Weighted average number of common shares outstanding:
Basic	314,216	312,356	313,078	311,309
Diluted	318,938	316,994	317,232	315,876

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2004 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	26 Weeks Ended
		June 26,
		2004
	June 25,	(As Restated
	2005	- See Note B)
Cash flow from operating activities:
Net earnings	$215,407	$194,093
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	135,483	130,082
Charges for losses on inventories and receivables	39,411	58,206
Changes in working capital and other	(303,919)	(73,620)

Net cash provided by operating activities	86,382	308,761

Cash flows from investing activities:
Capital expenditures	(155,081)	(169,105)
Acquisition, net of cash acquired	—	(7,900)
Net deposit on asset group purchase	—	(15,729)
Proceeds from disposition of assets and deposits received	36,920	28,786
Purchase of short-term investments	(590,675)	(50,000)
Sale of short-term investments	533,822	—

Net cash used in investing activities	(175,014)	(213,948)

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	79,607	45,674
Acquisition of treasury stock	(90,574)	(14,189)
Net payments on long- and short-term borrowings	(32,813)	(6,804)

Net cash (used in) provided by financing activities	(43,780)	24,681

Effect of exchange rate changes on cash and cash equivalents	(33,256)	(5,821)

Net (decrease) increase in cash and cash equivalents	(165,668)	113,673
Cash and cash equivalents at beginning of period	793,727	790,889

Cash and cash equivalents at end of period	$628,059	$904,562

Supplemental disclosure of other cash flow activities:
Interest paid	$23,747	$30,773
Income taxes paid	99,295	35,337

Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital leases	$19,803	$14,100

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2004 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

Office Depot, Inc., including consolidated subsidiaries, is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 25, 2004 has been derived from audited financial statements at that date. The condensed interim financial statements as of June 25, 2005 and for the 13-week and 26-week periods ending June 25, 2005 (also referred to as “the second quarter of 2005” and “the first half of 2005”) and June 26, 2004 (also referred to as “the second quarter of 2004” and “the first half of 2004”) are unaudited. However, in our opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented.

These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Office Depot, Inc. and its financial statements, we recommend reading these condensed interim financial statements in conjunction with the audited financial statements for the year ended December 25, 2004, which are included in our 2004 Annual Report on Form 10-K, filed with the U. S. Securities and Exchange Commission (the “SEC”).

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

In April 2005, the SEC announced a deferral of the effective date of FAS 123(R) for calendar year companies until the beginning of 2006. See Note D for pro forma disclosure.

Note B – Restatement of Financial Statements

At the end of fiscal year 2004, we reviewed our lease accounting practices and made certain modifications to comply with generally accepted accounting principles, as clarified in a general letter issued by the SEC in February 2005. We extended certain initial lease terms to include periods where renewal was reasonably assured of being exercised, revised our determination of lease inception to include an earlier period of pre-opening “rent holidays,” and reclassified tenant allowances from an offset of assets and depreciation and amortization expense to a deferred credit and a reduction of rent expense. We also restated prior periods. The restatement of second quarter and first half of 2004 results reduced net earnings by $0.7 million and $1.3 million, respectively. Store and warehouse operating and selling expenses increased by $1.2 million and $2.3 million for the same periods, primarily from the reclassification of tenant allowance credits. Rent expense, included as a component of gross profit, decreased $0.2 million and $0.3 million, reflecting additional rent expense, more than offset by the tenant allowance credits. Tenant allowances of $1.1 million for the first half of 2004 have also been restated from a reduction of capital expenditures to an increase in cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows for 2004.

Note C – Business Review

During the second quarter of 2005, we launched a review of our assets and businesses, with the intent of improving long-term performance. All business units, including corporate staff groups, are reviewing existing operating assets, commitments and programs to assess their appropriateness and usefulness as we move to improve our competitive position. This is a wide-ranging review and will include assessment of the effectiveness of both recent and long-standing investments, as well as the ability of existing assets to generate desired returns. Business unit recommendations will be reviewed by senior management and management’s recommendations will be subject to approval by the board of directors. The outcome of this process cannot be predicted at this time, but it may result in a material charge being recorded during the third quarter of 2005 and additional impacts in future periods. In addition to this review, business units are focused on ways to improve efficiency and streamline operations over a multi-year horizon.

Note D – Accounting for Stock-Based Compensation

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

(In thousands, except per share amounts)	Second Quarter		First Half
	2005	2004	2005	2004
Net earnings as reported	$100,099	$79,193	$215,407	$194,093
Stock-based employee compensation cost included in net earnings as reported, net of tax	3,492	142	5,240	231
Compensation expense under FAS 123, net of tax	(5,410)	(4,765)	(8,475)	(9,471)

Pro forma net earnings	$98,181	$74,570	$212,172	$184,853

Net earnings per share – Basic
As reported	$0.32	$0.25	$0.69	$0.62
Pro forma	0.31	0.24	0.68	0.59
Net earnings per share – Diluted
As reported	$0.31	$0.25	$0.68	$0.61
Pro forma	0.31	0.24	0.67	0.59

When we adopt FAS 123(R), currently scheduled for the beginning of 2006, we will include the expense associated with share-based payments issued to employees in our Condensed Consolidated Statements of Earnings. We have not yet completed our assessment of which valuation model or transition option to select. However, the 2005 long-term incentive awards issued to employees in February reduced the number of stock options granted, compared to 2004, and increased the number of restricted stock awards. The amortization of these restricted stock awards has been included in the results of operations since the grant date.

Note E – Comprehensive Income

Comprehensive income represents all non-owner changes in stockholders’ equity and consists of the following:

(In thousands)	Second Quarter		First Half
	2005	2004	2005	2004
Net earnings	$100,099	$79,193	$215,407	$194,093
Other comprehensive income (loss):
Foreign currency translation adjustments, net	(95,655)	(8,344)	(167,729)	(37,252)
Amortization of gain on cash flow hedge	(414)	(414)	(829)	(829)
Unrealized losses on available-for-sale securities	—	(1,114)	—	(1,430)

Total comprehensive income	$4,030	$69,321	$46,849	$154,582

Note F – Earnings Per Share (“EPS”)

The information required to compute basic and diluted EPS is as follows:

(in thousands, except per share amounts)	Second Quarter		First Half
	2005	2004	2005	2004
Numerator:
Net earnings	$100,099	$79,193	$215,407	$194,093

Denominator:
Weighted average shares outstanding:
Basic	314,216	312,356	313,078	311,309
Effect of dilutive stock options and restricted stock	4,722	4,638	4,154	4,567

Diluted	318,938	316,994	317,232	315,876

EPS:
Basic	$0.32	$0.25	$0.69	$0.62
Diluted	0.31	0.25	0.68	0.61

Options to purchase approximately 3.5 million shares of common stock were not included in our computation of diluted earnings per share for the second quarter of 2005 because their weighted average effect would have been anti-dilutive.

Note G – Division Information

The following is a summary of our significant accounts and balances by reportable segment (or “Division”), reconciled to consolidated totals. Division name changes below have been adopted to conform to internal company usage; no changes have been made to the composition of operations or balances.

(In thousands)	Sales
	Second Quarter		First Half
	2005	2004	2005	2004
North American Retail Division	$1,451,123	$1,340,495	$3,149,353	$2,945,070
North American Business Services Division	1,065,909	995,494	2,116,859	2,021,881
International Division	847,775	826,850	1,802,116	1,801,627

Total reportable segments	3,364,807	3,162,839	7,068,328	6,768,578
Eliminations	(755)	(515)	(1,385)	(1,101)

Total	$3,364,052	$3,162,324	$7,066,943	$6,767,477

(In thousands)	Division Operating Profit
	Second Quarter		First Half
	2005	2004	2005	2004
North American Retail Division	$99,576	$70,631	$229,720	$182,237
North American Business Services Division	115,680	96,120	216,928	193,077
International Division	84,739	106,316	183,499	242,954

Total reportable segments	299,995	273,067	630,147	618,268
Eliminations	(34)	(48)	(77)	(314)

Total	$299,961	$273,019	$630,070	$617,954

A reconciliation of the measure of division operating profit to consolidated earnings before income taxes is as follows:

(In thousands)	Second Quarter		First Half
	2005	2004	2005	2004
Total division operating profit	$299,961	$273,019	$630,070	$617,954
General and administrative expenses	(153,390)	(150,809)	(312,298)	(316,765)
Interest income	5,761	4,416	11,230	7,872
Interest expense	(15,179)	(13,988)	(25,562)	(31,272)
Other, net	3,632	433	2,071	551

Earnings before income taxes	$140,785	$113,071	$305,511	$278,340

We have been reviewing the composition of general and administrative (“G&A”) expenses and assessing the costs and benefits of additional allocations to the operating divisions for internal analyses and business performance assessments. As a result of this analysis, we plan to allocate all G&A and other operating expenses to the operating segments and to redistribute certain other amounts based on refined allocation methodologies. We believe this change will result in a more meaningful presentation of our segment results. The redistribution is likely to impact business unit allocations of vendor program and advertising, as well as certain corporate G&A accounts. This methodology is being refined for internal reporting and is likely to be used for both internal and external reporting by the end of the year. Prior periods will be reclassified for useful comparisons once we begin to report in this manner.

Total assets and goodwill by division are as follows:

(In thousands)	Total Assets		Goodwill
	June 25,	December 25,	June 25,	December 25,
	2005	2004	2005	2004
North American Retail Division	$1,767,415	$1,844,632	$1,846	$1,831
North American Business Services Division	1,029,122	1,054,216	229,950	229,950
International Division	2,358,573	2,456,944	743,885	817,888

Total reportable segments	5,155,110	5,355,792	975,681	1,049,669
Other	1,289,277	1,411,559	—	—

Total	$6,444,387	$6,767,351	$975,681	$1,049,669

The change in goodwill for the first half of 2005 results from changes in foreign currency rates.

Note H – Pension Disclosures

The components of net periodic pension cost for our two foreign defined benefit plans are as follows:

(In millions)	Second Quarter		First Half
	2005	2004	2005	2004
Service cost	$1.9	$2.1	$3.9	$4.3
Interest cost	2.5	2.2	5.3	4.3
Expected return on plan assets	(2.1)	(1.6)	(4.0)	(3.2)

Net periodic pension cost	$2.3	$2.7	$5.2	$5.4

For the quarter and year-to-date periods ended June 25, 2005, we have contributed $2.8 million and $3.7 million, respectively, to our foreign pension plans. No significant changes are currently anticipated in our 2005 annual contributions compared to 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Office Depot, Inc., together with our subsidiaries, is a global supplier of office products and services. We sell to businesses of all sizes and consumers through our three reportable segments (or “Divisions”): North American Retail Division, North American Business Services Division, and International Division. Division name changes below have been adopted to conform to internal company usage; no changes have been made to the composition of operations or balances.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our condensed consolidated financial statements and the notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2004 Annual Report on Form 10-K, filed with the U. S. Securities and Exchange Commission.

This MD&A contains significant amounts of forward-looking information. Without limiting the generality of the preceding sentence, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “likely,” “anticipate,” “continue,” “may,” “project,” “probably,” “should” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements. Our Cautionary Statements, which you will find immediately following this MD&A and following the MD&A in our 2004 Annual Report on Form 10-K, apply to these forward-looking statements, and all forward-looking statements should be considered in light of those Cautionary Statements.

RESULTS OF OPERATIONS

OVERVIEW

The company-wide 6% increase in sales for the quarter, combined with a steady gross profit percentage contributed to a 24% increase in diluted earnings per share for the second quarter of 2005 compared to the same period in 2004. The sales leverage and operating efficiencies in North America also resulted in declining expense ratios. Results in Europe continue to be a challenge, in part from difficult economic conditions. We continue to focus on improving the results from our International Division.

During the second quarter of 2005, we launched a review of our assets and businesses, with the intent of improving long-term performance. All business units, including corporate staff groups, are reviewing existing operating assets, commitments and programs to assess their appropriateness and usefulness as we move to improve our competitive position. This is a wide-ranging review and will include assessment of the effectiveness of both recent and long-standing investments, as well as the ability of existing assets to generate desired returns. Business unit recommendations will be reviewed by senior management and management’s recommendations will be subject to approval by the board of directors. This process is currently under way and the outcome cannot be predicted at this time, but it may result in a material charge being recorded during the third quarter of 2005 and additional impacts in future fiscal periods, depending upon the outcome of the business review. In addition to this review, business units are focused on ways to improve efficiency and streamline operations over a multi-year horizon.

Overall

	Second Quarter				First Half
	2005		2004		2005		2004
Sales	$3,364.1	100.0%	$3,162.3	100.0%	$7,066.9	100.0%	$6,767.5	100.0%
Cost of goods sold and occupancy costs	2,327.9	69.2%	2,188.5	69.2%	4,879.0	69.0%	4,657.5	68.8%

Gross profit	1,036.2	30.8%	973.8	30.8%	2,187.9	31.0%	2,110.0	31.2%

Store and warehouse operating and selling expenses	736.2	21.9%	700.8	22.2%	1,557.8	22.0%	1,492.0	22.1%

Division operating profit	300.0	8.9%	273.0	8.6%	630.1	9.0%	618.0	9.1%

General and administrative expenses	153.4	4.6%	150.8	4.8%	312.3	4.4%	316.8	4.7%

Other operating expenses, net	4.1	0.1%	3.3	0.1%	10.3	0.2%	7.9	0.1%

Operating profit	$142.5	4.2%	$118.9	3.7%	$307.5	4.4%	$293.3	4.3%

The Overall table above provides a subtotal for division operating profit. We use this measure of performance to assess the operations of each business unit; and we believe it is useful to investors because it reflects each division’s direct activity. Historically, we have not allocated our general and administrative expenses to our divisions. We are currently reviewing that policy and plan to modify this presentation by the end of the year. See General and Administrative Expenses below for additional discussion. Other companies may charge more or less general and administrative expenses to their divisions, and our results therefore may not be comparable to similarly titled measures used by some other entities. Our measure of division operating profit should not be considered as an alternative to operating income or net earnings determined in accordance with accounting principles generally accepted in the United States of America.

North American Retail Division

	Second Quarter		First Half
	2005	2004	2005	2004
Sales	$1,451.1	$1,340.5	$3,149.4	$2,945.1
% change	8%	5%	7%	5%

Division operating profit	$99.6	$70.6	$229.7	$182.2
% of sales	6.9%	5.3%	7.3%	6.2%

Total North American Retail Division sales increased 8% in the second quarter and 7% in the first half of 2005. Comparable store sales in the 890 retail store locations in the U.S. and Canada that have been open for more than one year increased 3% in the second quarter and 2% for the first half of 2005. Comparable average transaction size increased, but comparable transaction counts decreased for both the second quarter and the first half of 2005.

Gross profit as a percent of sales increased during the second quarter and the first half compared to the same periods last year as a result of broad based product category gross margin improvement and vendor program support partially offset by increased sales from lower margin technology products.

Operating and selling expenses as a percent of sales benefited from increased sales leverage. Payroll and related costs as a percent of sales decreased. The cost of adding stores during the period, net of labor efficiencies put in place during 2004, was absorbed by the higher volume. Division operating profit increased 41% in the second quarter and 26% in the first half of 2005 compared to the same periods in 2004.

During the second quarter, we opened 17 new retail stores, closed one store and relocated four stores, bringing to 46 the number of new retail stores opened in the first half of 2005, and the total stores operated throughout the U. S. and Canada to 1,011. North American Retail also sells through non-traditional locations. The number of non-traditional locations totaled 15 for the second quarter of 2005 and 17 at the end of the same period in 2004.

North American Business Services Division

	Second Quarter		First Half
	2005	2004	2005	2004
Sales	$1,065.9	$995.5	$2,116.9	$2,021.9
% change	7%	3%	5%	2%

Division operating profit	$115.7	$96.1	$216.9	$193.1
% of sales	10.9%	9.7%	10.2%	9.6%

North American Business Services Division sales increased 7% for the second quarter and 5% in the first half of 2005. Sales in the contract channel increased 11%, reflecting growth across all customer groups, primarily in large customer and national accounts, in part from an increase in the sales force. Increased sales in the Office Depot commercial channel were offset by decreases in the Viking commercial channel.

Gross profit as a percent of sales decreased in the second quarter and first half of 2005 compared to the same periods in 2004, reflecting promotional activity and a higher sales mix of technology products, partially offset by higher vendor program amounts and lower inventory shrink.

Store and warehouse operating and selling expenses as a percent of sales decreased in the second quarter and first half of 2005. The cost of added sales staff was more than offset by other salary reductions and warehouse efficiencies. Also included in the second quarter results are $4.5 million of costs related to the call center optimization effort announced in the fourth quarter of 2004. This outsourcing activity is expected to be complete by the third quarter of 2005. Division operating profit increased 20% in the second quarter and 12% in the first half of 2005 compared to the same periods in 2004.

International Division

	Second Quarter		First Half
	2005	2004	2005	2004
Sales	$847.8	$826.8	$1,802.1	$1,801.6
% change	3%	45%	—%	68%

Division operating profit	$84.7	$106.3	$183.5	$243.0
% of sales	10.0%	12.9%	10.2%	13.5%

Sales in the International Division increased 3% (but decreased 1% in local currencies, with favorable foreign exchange rates accounting for the overall increase) in the second quarter and were flat (a decrease of 4% in local currencies) in the first half of 2005 compared to the same periods in 2004. The change in exchange rates from the corresponding periods of the prior year increased sales reported in U.S. dollars by $32 million for the quarter and $73 million for the first half of the year. Overall soft economic and business conditions in Europe have contributed to our sales declines in both the contract and catalog channels.

Gross profit as a percentage of sales decreased in both the second quarter and first half of 2005 compared to the same period last year because of continued pricing pressure in key product categories and increased competitive activity.

Selling and warehouse expenses, as a percent of sales, increased in both the second quarter and the first half of 2005 compared to the same periods of the prior year. The 2004 periods included benefits from the favorable settlement of claims related to our distribution network in Europe. Advertising expenses declined while payroll and delivery costs increased. Division operating profit declined 20% (a decline of 23% in local currencies) in the second quarter and declined 24% (a decline of 27% in local currencies) compared to the same periods in 2004. International division operating profit was positively impacted by foreign exchange rates during the second quarter and first half by $3 million and $7 million, respectively, when translated into U.S. dollars.

Corporate and Other

Income and expenses not allocated to our business divisions consist of general and administrative expenses, interest income and expense, income taxes and inter-division transactions.

Other Operating Expenses: For the second quarter and first half of 2005, new store pre-opening expenses totaled $4.1 million and $9.9 million. This reflects the addition of 46 new stores and five relocations in North American Retail during the first half of 2005, compared to four new stores and three relocations in the first half of 2004. Prior year results also include costs related to the integration of the Guilbert, S.A. business for both periods.

General and Administrative Expenses: As a percentage of sales, general and administrative (“G&A”) expenses decreased in the second quarter of 2005 to 4.6% compared to 4.8% for the same period last year. The decrease reflects leverage from increased sales, as well as a gain on disposal of property previously used in G&A activities.

We have been reviewing the composition of G&A expenses and assessing the costs and benefits of additional allocations to the operating divisions for internal analyses and business performance assessment. As a result of this analysis, we plan to begin to allocate all G&A and other operating expenses to the operating segments and to redistribute certain other amounts based on refined allocation methodologies. We believe this change will result in a more meaningful presentation of our segment results. The redistribution is likely to impact business unit allocations of vendor program and advertising, as well as certain corporate G&A accounts. This methodology is being refined for internal reporting and is likely to be used for both internal and external reporting by the end of the year. Prior periods will be reclassified for useful comparisons once we begin to report in this manner.

Interest Expense: The decrease in interest expense in 2005 compared to the first half of 2004 reflects the impact of the early redemption of $250 million of senior subordinated notes in December 2004.

Income taxes: The effective income tax rate for the second quarter of 2005 declined to 29% from 30% for the same period in the prior year. The net change reflects a favorable adjustment to an accrual for an uncertain tax position and a reduction in accrued taxes on the expected repatriation of foreign earnings from a clarification to the relevant tax rules, partially offset by the impact of a higher mix of domestic income taxed at higher effective rates. During the fourth quarter of 2004 we estimated we would repatriate at least $200 million of foreign earnings during 2005 and provided deferred taxes on that amount. We have not yet completed our assessment of the amount to be repatriated for the full year 2005, but any change in that amount will result in a corresponding change in income tax expense at the time the assessment is completed.

Our effective income tax rate for the remainder of 2005 will likely be affected by the resolution of certain open items. Legislation is pending in the United Kingdom that could limit the amount of our current and future deductions. Because the legislation is not yet final, we cannot accurately estimate the potential impact, but some increase in our effective tax rate from this legislation is likely, although other factors may mitigate the impact of this change. Also, we have certain audit periods under examination with taxing authorities. We are in the final stages of two such examinations, and the resolution of open items could impact our provision for income taxes when finalized. We expect to resolve one or both of these examinations before the end of 2005.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 2005, cash provided by operating activities was $86.4 million compared to $308.8 million during the same period last year. This change primarily reflects an increase in settlement of accounts payable during the first half of 2005 compared to the same period last year. Inventory declined in the first half of 2005, but by less than the comparable period in the prior year. We have added stores, built our inventory assortments and reduced out of stock positions. Additionally, cash was used in 2005 to settle certain tax payments that were deferred by the government for businesses affected by hurricanes in 2004.

Cash used in investing activities was $175.0 million in the second half of 2005 compared to $213.9 million in the same period last year. The use of cash in 2005 reflects capital expenditures from the opening of 46 new office supply stores and five relocations in North America and purchases of short-term investments, partially offset by the net liquidation of a short-term investment. Investing activities in 2004 include opening four new stores, the relocation of three stores, payments on the purchase of former Kids “R” Us stores, purchases of short-term investments and the purchase of land for a corporate facility. That project was subsequently cancelled and the land has been sold. Proceeds from the sale are expected in the fourth quarter of 2005, as the Company agreed to accept an interest-bearing promissory note at the time of the sale of the land in lieu of immediate payment.

Cash used in financing activities was $43.8 million in the first half of 2005 compared to cash provided of $24.7 million during the same period in 2004. Open market purchases of our common stock totaled $90.6 million and payments on long-term borrowings totaled $32.8 million. This was partially offset by proceeds from issuance of common stock under our employee related plans of $79.6 million.

At June 25, 2005, we had approximately $603.6 million of available credit under our revolving credit facility and letters of credit outstanding totaling $76.2 million.

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

In April 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of FAS 123(R) for calendar year companies until the beginning of 2006. See Note D for pro forma disclosure.

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

This Quarterly Report on Form 10-Q contains both historical information and other information that you may use to infer future performance. Examples of historical information include our quarterly financial statements and the commentary on past performance contained in our MD&A. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that, with the exception of information that is clearly historical, all the information contained in this Quarterly Report on Form 10-Q should be considered to be “forward-looking statements” as referred to in the Act. Without limiting the generality of the preceding sentence, any time we use the words “estimate,” “plan,” “probably,” “should,” “may,” “project,” “intend,”, “likely,” “expect,” “believe,” “anticipate,” “continue,” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

At June 25, 2005, there had not been any material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2004 Annual Report on Form 10-K.

Foreign Exchange Rate Risks

At June 25, 2005, there had not been any material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2004 Annual Report on Form 10-K.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to company purchases made of Office Depot, Inc. common stock during the second quarter of the 2005 fiscal year:

				(d) Maximum
				Number of Shares
			(c) Total Number of	(or Approximate
			Shares Purchased as	Dollar Value) that
			Part of Publicly	May Yet Be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs(1)	Plans or Programs
March 27, 2005 – April 23, 2005	—	$—	—	$456,472,000
April 24, 2005 – May 21, 2005	1,372,500	$19.95	1,372,500	429,096,000
May 22, 2005 – June 25, 2005	1,651,400	$21.18	1,651,400	394,128,000
Total	3,023,900	$20.62	3,023,900	$394,128,000

(1)	On September 16, 2004, we announced that the board of directors authorized a common stock repurchase program. Under this program, the company is authorized to repurchase up to $500 million of Office Depot, Inc. common stock through September 2006. This amount includes the $50 million repurchase authorizations for each of the years 2005 and 2006 approved in 2001 under an annually renewing program that continues until terminated by the board of directors.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of stockholders was held on May 13, 2005. Of the total number of common shares outstanding on March 10, 2005, a total of 271,197,961 were represented in person or by proxy. Results of votes with respect to proposals submitted at that meeting are as follows:

a.	To elect 12 nominees to serve as directors to hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified. Our stockholders voted to elect all 12 nominees to serve as directors. Votes recorded, by nominee, were as follows:

		Against/
Nominee	For	Withheld
Lee A. Ault, III	247,702,938	23,495,023
Neil R. Austrian	255,521,166	15,676,795
David W. Bernauer	257,644,725	13,553,236
Abelardo E. Bru	249,000,306	22,197,655
David I. Fuente	255,361,081	15,836,880
Brenda J. Gaines	257,617,831	13,580,130
Myra M. Hart	248,982,733	22,215,228
W. Scott Hedrick	247,028,614	24,169,347
James L. Heskett	257,577,706	13,620,255
Patricia H. McKay	257,613,330	13,584,631
Michael J. Myers	255,641,432	15,556,529
Steve Odland	255,474,837	15,723,124

b.	To ratify our Board’s appointment of Deloitte & Touche LLP as our independent public accountants for the 2005 fiscal year. Our stockholders voted to approve this proposal with 265,587,670 votes for and 3,942,809 votes against. There were 1,667,512 abstentions and 42,153,440 broker non-votes.

c.	To consider a proposal from a shareholder recommending: (i) that our board of directors amend the bylaws of the company to provide that no corporate officer shall receive annual compensation in excess of the limits established by the Internal Revenue Code for deductibility of employee remuneration, without approval by a majority of the stockholders within one year preceding the payment of such compensation; (ii) to require that ‘performance-based compensation’ be excluded from such limitation only if the company shall first have disclosed to stockholders the specific performance goals and standards adopted for any performance-based compensation plan; and (iii) that incentive stock options shall be recorded as an expense on the company’s financial statements. Our stockholders voted against this proposal with 213,220,364 votes against and 12,712,957 votes for. There were 2,104,195 abstentions and 85,313,915 broker non-votes.

d.	To consider a proposal from a shareholder recommending that our board of directors amend the governance documents (certificate of incorporation or bylaws) of the company to provide that director nominees shall be elected by the affirmative vote of the majority of the votes cast at an annual meeting of shareholders. Our stockholders voted to approve this proposal with 117,488,593 votes for and 108,452,091 votes against. There were 2,096,582 abstentions and 85,314,165 broker non-votes.

Item 6. EXHIBITS

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ OFFICE DEPOT, INC.
(Registrant)

Date: July 21, 2005	By:	/s/ Steve Odland
Steve Odland
Chief Executive Officer and Chairman, Board of Directors (Principal Executive Officer)

Date: July 21, 2005	By:	/s/ Charles E. Brown
Charles E. Brown
President, International, Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date: July 21, 2005	By:	/s/ Randy T. Pianin
Randy T. Pianin
Senior Vice President, Finance and Controller (Principal Accounting Officer)