Form 10-Q
period 2005-09-24
OFFICE DEPOT INC
filed 2005-10-19
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 24, 2005
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from _____________to_______________
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At October 14, 2005 there were 308,853,609 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

PART I. FINANCIAL INFORMATION
Item 1 FINANCIAL STATEMENTS
OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	As of	As of
	September 24,	December 25,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$584,701	$793,727
Short-term investments	248,675	161,133
Receivables, net	1,279,362	1,303,888
Merchandise inventories, net	1,243,890	1,408,778
Deferred income taxes	148,309	133,282
Prepaid expenses and other current assets	73,352	115,363

Total current assets	3,578,289	3,916,171

Property and equipment, net	1,292,596	1,463,028
Goodwill	918,567	1,049,669
Other assets	356,958	338,483

Total assets	$6,146,410	$6,767,351

Liabilities and stockholders’ equity

Current liabilities:
Trade accounts payable	$1,255,432	$1,569,862
Accrued expenses and other current liabilities	1,017,823	900,086
Income taxes payable	52,560	133,266
Current maturities of long-term debt	13,093	15,143

Total current liabilities	2,338,908	2,618,357

Deferred income taxes and other long-term liabilities	307,871	342,266
Long-term debt, net of current maturities	552,558	583,680

Commitments and contingencies

Stockholders’ equity:
Common stock — authorized 800,000,000 shares of $.01 par value; outstanding shares — 418,934,660 in 2005 and 404,925,515 in 2004	4,189	4,049
Additional paid-in capital	1,475,947	1,255,494
Accumulated other comprehensive income	164,204	339,708
Retained earnings	2,760,801	2,593,275
Treasury stock, at cost — 111,142,167 shares in 2005 and 92,623,768 shares in 2004	(1,458,068)	(969,478)

Total stockholders’ equity	2,947,073	3,223,048

Total liabilities and stockholders’ equity	$6,146,410	$6,767,351

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed March 10, 2005 (the “2004 Form 10-K”).

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
		September 25,		September 25,
		2004		2004
	September 24,	(As Restated	September 24,	(As Restated
	2005	— See Note B)	2005	— See Note B)
Sales	$3,492,900	$3,327,804	$10,559,843	$10,095,281
Cost of goods sold and occupancy costs	2,446,301	2,286,015	7,325,342	6,943,514

Gross profit	1,046,599	1,041,789	3,234,501	3,151,767

Store and warehouse operating and selling expenses	836,179	735,939	2,394,011	2,227,963
Asset impairments	121,902	—	121,902	—
General and administrative expenses	180,168	162,864	492,466	479,629
Other operating expenses	5,067	9,199	15,387	17,066

Operating profit (loss)	(96,717)	133,787	210,735	427,109

Other income (expense):
Interest income	6,302	4,805	17,532	12,677
Interest expense	(6,576)	(16,508)	(32,138)	(47,780)
Miscellaneous income, net	5,540	5,400	17,931	13,818

Earnings (loss) before income taxes	(91,451)	127,484	214,060	405,824

Income tax (benefit) expense	(43,570)	38,202	46,534	122,449

Net earnings (loss)	$(47,881)	$89,282	$167,526	$283,375

Earnings (loss) per common share:
Basic	$(0.15)	$0.29	$0.54	$0.91
Diluted	(0.15)	0.28	0.53	0.90

Weighted average number of common shares outstanding:
Basic	311,915	312,598	312,690	311,738
Diluted	311,915	316,034	317,640	315,929
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2004 Form 10-K.

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	39 Weeks Ended
		September 25,
		2004
	September 24,	(As Restated
	2005	— See Note B)
Cash flow from operating activities:
Net earnings	$167,526	$283,375
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	205,274	195,151
Charges for losses on inventories and receivables	65,321	78,335
Asset impairments — Third Quarter Charges	121,902	—
Changes in working capital and other	(145,673)	19,936

Net cash provided by operating activities	414,350	576,797

Cash flows from investing activities:
Capital expenditures	(201,217)	(251,639)
Acquisition, net of cash acquired	—	(7,900)
Net deposit on asset group purchase	—	(17,361)
Proceeds from disposition of assets and deposits received	46,419	41,253
Purchase of short-term investments	(1,534,215)	(53,475)
Sale of short-term investments	1,445,687	—

Net cash used in investing activities	(243,326)	(289,122)

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	164,863	56,263
Tax benefit from share-based payments	15,840	—
Acquisition of treasury stock	(484,868)	(35,253)
Net payments on long- and short-term borrowings	(37,060)	(9,182)

Net cash (used in) provided by financing activities	(341,225)	11,828

Effect of exchange rate changes on cash and cash equivalents	(38,825)	(3,963)

Net (decrease) increase in cash and cash equivalents	(209,026)	295,540
Cash and cash equivalents at beginning of period	793,727	790,889

Cash and cash equivalents at end of period	$584,701	$1,086,429

Supplemental disclosure of other cash flow activities:
Interest paid	$36,239	$58,811
Income taxes paid	164,515	48,367

Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital leases	$19,803	$14,713
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2004 Form 10-K.

OFFICE DEPOT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Basis of Presentation
Office Depot, Inc., including consolidated subsidiaries, is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Fiscal year 2005 includes a 53rd week. Accordingly, the fourth quarter will be based on a 14-week period. The condensed consolidated balance sheet at December 25, 2004 has been derived from audited financial statements at that date. The condensed interim financial statements as of September 24, 2005 and for the 13-week and year-to-date periods ending September 24, 2005 (also referred to as “the third quarter of 2005” and “the year-to-date 2005”) and September 25, 2004 (also referred to as “the third quarter of 2004” and “the year-to-date 2004”) are unaudited. However, in our opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented.
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
Note B — Restatement of Financial Statements
At the end of fiscal year 2004, we reviewed our lease accounting practices and made certain modifications to comply with generally accepted accounting principles, as clarified in a general letter issued by the SEC in February 2005. We extended certain initial lease terms to include periods where renewal was reasonably assured of being exercised, revised our determination of lease inception to include an earlier period of pre-opening “rent holidays,” and reclassified tenant allowances from an offset of assets and depreciation and amortization expense to a deferred credit and a reduction of rent expense. We also restated prior periods. The restatement of third quarter and year-to-date 2004 results reduced net earnings by $0.7 million and $2.0 million, respectively. Store and warehouse operating and selling expenses increased by $1.2 million and $3.5 million for the same periods, primarily from the reclassification of tenant allowance credits. Rent expense, included as a component of gross profit, decreased $0.1 million and $0.4 million, reflecting additional rent expense, more than offset by the tenant allowance credits. Tenant allowances of $4.8 million for year-to-date 2004 have also been restated from a reduction of capital expenditures to an increase in cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows for 2004.
Note C — Asset Impairments, Exit Costs and Other Charges
During the third quarter of 2005, we recorded a number of material charges relating to asset impairments, exit costs and other operating items (the “Third Quarter Charges”). These charges followed a Company-wide assessment of assets and commitments. Certain current period decisions relate to activities that will be recognized in future periods as plans are implemented, expenses incurred and liabilities recorded. The pre-tax charge relating to current and future periods is currently estimated to total $320.4 million, with $236.8 million of this total amount recognized in the third quarter of 2005, $34.3 million estimated to be recognized in the fourth quarter and $49.3 million in years 2006 through 2008. Of the third quarter 2005 charges, $121.9 million relates to asset impairments, including goodwill and other intangible assets and is presented separately on the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the period, $48.7 million relates to exit activities and $66.2 million relates to asset write offs, contract terminations, lease adjustments and other costs. The components of the third quarter charges and their presentation in the Condensed Consolidated Statement of Operations are as follows.

Asset impairments
In March 2004, we announced the purchase from Toys “R” Us, Inc. of 124 former Kids “R” Us (“KRU”) retail store locations for $197 million plus the assumption of lease obligations. We indicated our intention at the time this purchase was announced to open approximately 50 of these locations as Office Depot retail stores and to dispose of the remainder of the acquired properties. Following the purchase, we recorded all properties planned to be disposed of at their estimated fair value, less costs to sell. Through September 2005, we have disposed of all but 16 of these properties with no significant impact on earnings. Three additional locations have been disposed of through October 19, 2005, leaving a balance of 13 such properties.
The purchase of the properties we intended to open was to facilitate a rapid entry into markets where Office Depot historically has been under-represented in terms of its retail stores. We expected that the individual properties intended to be operated as Office Depot stores could provide positive returns on this initial investment.
We measure cash flows at the individual store level in assessing the recoverability of store location related assets. With new store openings, we monitor performance and cash flows and, if early performance is falling below expectations, changes to operations are put in place in an attempt to improve results. The early performance of many of the KRU stores indicated that some adjustments were appropriate and we modified merchandising and marketing programs with the goal of reaching a broader base of business customers and increasing the core office supply sales. Even after implementing these changes, however, it became apparent in the third quarter of 2005 that these stores would likely continue to experience operating losses and negative cash flows and were performing well below projections. Having made this determination in the third quarter, we calculated that an $80.7 million impairment charge was required to reduce the carrying value of those stores to their estimated fair value. The estimated fair value was based on a discounted cash flow model using the historical operating characteristics of each individual location and estimates of future performance. Certain stores in the KRU purchase are meeting original expectations and no impairment has been recorded for these stores. The impairment charge is recorded in the North American Retail Division results for the period.
During the third quarter of 2005 we also recognized a $41.2 million impairment charge relating to our Tech Depot subsidiary (originally acquired as 4Sure.com). This unit operates as a stand-alone web-based complement to our offering of online technology products and services in the North American Business Services Division. As market conditions have changed for technology products, we have shifted the emphasis of this subsidiary away from its original business-to-consumer focus to instead target the business-to-business customer. During 2004, Tech Depot added sales resources and the Company provided internal incentives in an effort to direct greater volumes of business traffic to this subsidiary. However, these initiatives have not provided the productivity or sales increases anticipated.
We recently (in the third quarter of 2005) changed the leadership over this entity and have decided to redeploy resources to other higher-margin parts of this Division. This decision to change the business model has resulted in lower sales expectations for the balance of 2005 and for future periods. We historically have selected the fourth quarter to conduct our annual tests for goodwill impairment, but this material change in strategy indicated that a decline in fair value below Tech Depot’s carrying value was more likely than not. Accordingly, the goodwill impairment test for Tech Depot was performed during the third quarter of 2005. Revised cash flow projections indicated that the estimated fair value of Tech Depot was less than its carrying value and, as a result, the goodwill and other intangible assets were written down to estimated fair value. We used a discounted cash flow model to estimate fair value.

The KRU and Tech Depot impairment charges are combined in the Condensed Consolidated Statement of Operations on the line item titled “Asset impairments.” While other asset impairment charges have been recorded in the current and prior periods, we have separately disclosed the KRU and Tech Depot amounts because of their magnitude and circumstances.
Exit costs
•	The North American Retail Division decided to close 16 stores. We regularly review store performance and future prospects and close under-performing locations. The costs of these exit-related activities totaled approximately $29.6 million and were recognized in the third quarter. The charges include $0.5 million of inventory clearance, included in cost of goods sold, and the following items included in store and warehouse operating and selling expenses: $5.3 million of asset write offs, $0.6 million of severance-related costs, $21.7 million to record the liability for estimated future lease obligations, net of anticipated sublease income, and $1.5 million for negotiated terminations.

•	The Business Services Division has decided to consolidate two catalog offerings into one Office Depot catalog. In recent years, the distinction between the Company’s two separate catalog offerings in the United States — Office Depot and Viking — has become less clear to consumers. In recognition of current market conditions and to streamline operations, the internal migration of Viking to Office Depot catalogs has begun and is expected to be complete by early 2006. As part of this consolidation, we will eventually no longer separately market the Viking brand in the United States and will dispose of Viking-unique inventory, eliminating the need for two warehouses. To improve efficiency and effectiveness in the Division, we are also reorganizing certain warehouse staffing functions, consolidating certain call centers and relocating certain sales offices to available space in retail locations. These activities are in process and should be complete by the second quarter of 2006. The charges associated with exit and consolidation activities in the Business Services Division are expected to total approximately $19.2 million, with $11.5 million recognized in the third quarter, $3.9 million expected in the fourth quarter of 2005 and $3.8 million expected in 2006. Of the $11.5 million recognized in the third quarter, $4.6 million related to inventory clearance and disposal is reported in cost of goods sold, and the following items are reported in store and warehouse operating and selling expenses: $2.4 million of severance, $1.8 million for a lease termination, and $2.3 million of accelerated depreciation and amortization and other costs. An additional $0.4 million of severance is included in G&A expenses. The future period charges are largely accelerated depreciation and amortization over the assets’ continued use period, severance accruals and other exit costs. It should be noted that the Company has no plans to consolidate the Viking and Office Depot brands in Europe where the Viking brand enjoys a large and loyal customer following.

•	In the International Division, we intend to close 11 retail stores and one warehouse, relocate one warehouse, consolidate certain call center facilities and consolidate certain contract operations. Essentially all of the closures are expected to be complete by the end of 2005 or in early 2006. The warehouse relocation is currently anticipated for 2006, though the timing may change as plans are finalized. The closures follow a review of current performance, as well as an assessment of likely future performance. With the intent of further integrating and consolidating European operations, certain management and functional positions have been eliminated or are in the process of being restructured. The expected costs of these closure, relocation and exit activities total approximately $32.4 million, with $7.6 million recognized in the third quarter, $19.8 million anticipated for the fourth quarter and $5.0 million in 2006. Of the Third Quarter Charges the following amounts are included in store and warehouse operating and selling expenses: $2.3 million for asset write offs, $2.6 million for severance and $0.8 million for lease obligations and other costs. Severance of $1.9 million is included in G&A expenses. The anticipated charges in the fourth quarter and 2006 include additional depreciation, recognition of lease obligations following the facility’s use period, severance and other exit costs. The International Division will continue to identify efficiency opportunities which may result in future charges.

A summary of exit accruals and the non-cash charges incurred related to the activities described above were as follows for the third quarter:

	Charge	Cash	Non-cash	Ending
($ in millions)	incurred	payments	settlements	Balance

Cost of goods sold	$5.1	$—	$2.6	$2.5
Asset write offs and accelerated depreciation	9.9	—	9.9	—
One-time termination benefits	7.9	—	—	7.9
Contract terminations	3.3	—	—	3.3
Lease obligations	22.5	—	—	22.5

Total	$48.7	$—	$12.5	$36.2
Other charges
•	We perform a periodic review of surplus properties which remain from prior period exit activities. The review assesses the current marketability and sublease income estimates of each of the locations. During the third quarter, we reached agreement to terminate many existing surplus property leases to allow greater focus on the ongoing business. We will continue to identify possible terminations at terms economic to the Company. In addition, for some of the properties in the portfolio not terminated, we recognized a charge to adjust estimates to current marketability and sublease assumptions. The third quarter charge for lease adjustments totaled $28.3 million, including $16.4 million for terminations; these charges are included in store and warehouse operating and selling expenses. Approximately $3.0 million of similar charges were recognized in the third quarter of 2004.

•	Other asset write downs, impairments, and accelerated depreciation and amortization totaled approximately $33.6 million, of which $18.7 million was recorded in the third quarter; $9.3 million is included in G&A expenses and $9.4 million in store and warehouse operating and selling expenses. We expect $9.5 million to be recognized in the fourth quarter and $5.4 million is expected in 2006. The current period charge primarily reflects the write off of computer software and hardware and other assets that have been taken out of service. The charge also included store asset impairments of $3.3 million based on our analysis of locations other than the KRU properties discussed above. Approximately $2.2 million of similar write off and impairment charges were recognized in the third quarter of 2004.

•	All other items totaled approximately $19.3 million; all but $0.3 was recognized in the third quarter. The primary impact was $12.7 million related to accelerated inventory clearance activity in preparation of implementation of a new inventory management system in the fourth quarter of 2005, as well as anticipated elimination of certain inventory lines in Europe. The inventory-related charges are included in cost of goods sold. The remainder primarily relates to cancellation of certain long-term advertising and other commitments; $5.2 million is included in G&A expenses and $1.1 is included in store and warehouse operating and selling expenses.

Note D – Accounting for Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite service period. FAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met. However, APB 25 required recognition of compensation expense for other share-based awards such as the restricted stock grant issued to our employees in 2005. Additionally, the pro forma impact from recognition of the estimated fair value of stock options granted to employees has been disclosed in our footnotes as required under previous accounting rules.
Effective for the third quarter, we elected to adopt FAS 123R in advance of the mandatory adoption in the first quarter of 2006 to better reflect the full cost of employee compensation. We adopted FAS 123R using the modified prospective method, which requires us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of FAS 123R.
Prior to the adoption of FAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with FAS 123R, for the period beginning with third quarter of 2005, we revised our statement of cash flows presentation to report the excess tax benefits from the exercise of stock options as financing cash flows. Such benefits are presented as a component of operating cash flows for periods prior to the third quarter of 2005.
The fair value concepts were not changed significantly in FAS 123R; however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, we will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant. We will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate for us, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. We have previously estimated forfeitures in our expense calculation for pro forma footnote disclosure and no change in that methodology was made upon adoption of FAS 123R.
In the first quarter of 2005, we changed the composition of employee grants to include more restricted stock awards and fewer stock options. Amortization of the fair value of the restricted stock has been included in our results since the grant date and totaled approximately $5.3 million for the third quarter. Certain restricted stock and previously-granted stock options had features that caused their accelerated vesting during the third quarter resulting in added expense of approximately $7.3 million. The current period expense related to other existing stock options and our employee stock purchase plan totaled approximately $5.0 million. Similar amounts for these existing options are expected to be expensed in the fourth quarter and in 2006. Accordingly, because some share-based payments have already been included in our results under previous accounting rules and other arrangements were accelerated during the third quarter, the incremental impact of adopting FAS 123R in the third quarter that is likely to recur can be viewed as the impact of amortizing the existing stock options of $5.0 million, or $3.8 million after-tax, which reduced earnings by $0.01 per diluted share. The pre-tax impact of this $5.0 million on Division operating profit is as follows: North American Retail Division, $0.5 million, North American Business Services, $0.4 million, International Division, $0.6 million, and general and administrative expenses, $3.5 million.

The previously-disclosed pro forma effects of recognizing the estimated fair value of stock-based compensation in the third quarter and year-to-date periods of 2004 are presented below.

	Third	Year-to-
	Quarter	Date
(In thousands, except per share amounts)	2004	2004

Net earnings as reported	$89,282	$283,375
Stock-based employee compensation cost included in net earnings as reported, net of tax	118	349
Compensation expense under FAS 123, net of tax	(5,131)	(14,602)

Pro forma net earnings	$84,269	$269,122

Net earnings per share — Basic
As reported	$0.29	$0.91
Pro forma	0.27	0.86
Net earnings per share — Diluted
As reported	$0.28	$0.90
Pro forma	0.27	0.85
Note E — Comprehensive Income
Comprehensive income represents all non-owner changes in stockholders’ equity and consists of the following:

	Third Quarter		Year-to-Date
(In thousands)	2005	2004	2005	2004

Net earnings (loss)	$(47,881)	$89,282	$167,526	$283,375
Other comprehensive income (loss):
Foreign currency translation adjustments, net	(6,531)	12,268	(174,260)	(24,984)
Amortization of gain on cash flow hedge	(415)	(415)	(1,244)	(1,244)
Unrealized losses on available-for-sale securities	—	—	—	(1,430)

Total comprehensive income (loss)	$(54,827)	$101,135	$(7,978)	$255,717

Note F — Earnings Per Share (“EPS”)
The information required to compute basic and diluted EPS is as follows:

	Third Quarter		Year-to-Date
(in thousands, except per share amounts)	2005	2004	2005	2004

Numerator:
Net earnings (loss)	$(47,881)	$89,282	$167,526	$283,375

Denominator:
Weighted average shares outstanding:
Basic	311,915	312,598	312,690	311,738
Effect of dilutive stock options and restricted stock	—	3,436	4,950	4,191

Diluted	311,915	316,034	317,640	315,929

EPS:
Basic	$(0.15)	$0.29	$0.54	$0.91
Diluted	(0.15)	0.28	0.53	0.90
The effects of 6.5 million common stock equivalents have not been included in diluted loss per share for the third quarter of 2005 as the effect would be anti-dilutive.

Note G — Division Information
The following is a summary of our significant accounts and balances by reportable segment (or “Division”), reconciled to consolidated totals. Division name changes below have been adopted to conform to internal company usage; no changes have been made to the composition of operations or balances.

	Sales
	Third Quarter		Year-to-Date
(In thousands)	2005	2004	2005	2004

North American Retail Division	$1,635,870	$1,492,309	$4,785,223	$4,437,379
North American Business Services Division	1,080,904	1,028,353	3,197,763	3,050,234
International Division	776,898	807,686	2,579,014	2,609,313

Total reportable segments	3,493,672	3,328,348	10,562,000	10,096,926
Eliminations	(772)	(544)	(2,157)	(1,645)

Total	$3,492,900	$3,327,804	$10,559,843	$10,095,281

	Division Operating Profit (Loss)
	Third Quarter		Year-to-Date
(In thousands)	2005	2004	2005	2004

North American Retail Division	$(29,949)	$107,210	$199,771	$289,447
North American Business Services Division	59,523	101,857	276,451	294,934
International Division	58,972	96,832	242,471	339,786

Total reportable segments	88,546	305,899	718,693	924,167
Eliminations	(28)	(49)	(105)	(363)

Total	$88,518	$305,850	$718,588	$923,804

See Note C for discussion of Third Quarter Charges affecting Division operating profit (loss) for the third quarter and year-to-date 2005.
A reconciliation of the measure of division operating profit to consolidated results before income taxes is as follows:

	Third Quarter		Year-to-Date
(In thousands)	2005	2004	2005	2004

Total division operating profit	$88,518	$305,850	$718,588	$923,804
General and administrative expenses	(180,168)	(162,864)	(492,466)	(479,629)
Interest income	6,302	4,805	17,532	12,677
Interest expense	(6,576)	(16,508)	(32,138)	(47,780)
Other, net	473	(3,799)	2,544	(3,248)

Earnings (loss) before income taxes	$(91,451)	$127,484	$214,060	$405,824

We have been reviewing the composition of general and administrative (“G&A”) expenses and assessing the appropriateness of additional allocations to the operating units. We may allocate G&A and other operating expenses to the operating segments and redistribute certain other amounts based on refined allocation methodologies. This methodology is being refined and may be used in 2006.

Total assets and goodwill by division are as follows:

	Total Assets		Goodwill
	September 24,	December 25,	September 24,	December 25,
(In thousands)	2005	2004	2005	2004

North American Retail Division	$1,629,539	$1,844,632	$1,943	$1,831
North American Business Services Division	964,343	1,054,216	190,532	229,950
International Division	2,284,524	2,456,944	726,092	817,888

Total reportable segments	4,878,406	5,355,792	918,567	1,049,669
Other	1,268,004	1,411,559	—	—

Total	$6,146,410	$6,767,351	$918,567	$1,049,669

See Note C for discussion of the goodwill impairment charge recognized in the third quarter of 2005. The changes in goodwill balances for the International Division result from changes in exchange rates between the end of the third quarter and December 25, 2004.
Note H — Pension Disclosures
The components of net periodic pension cost for our two foreign defined benefit plans are as follows:

	Third Quarter		Year-to-Date
(In millions)	2005	2004	2005	2004

Service cost	$1.5	$2.2	$5.4	$6.5
Interest cost	2.1	2.2	7.4	6.5
Expected return on plan assets	(1.6)	(1.7)	(5.6)	(4.9)

Net periodic pension cost	$2.0	$2.7	$7.2	$8.1

For the year-to-date period ended September 24, 2005, we have contributed approximately $4 million to our foreign pension plans. No significant changes are currently anticipated in our 2005 annual contributions compared to 2004.
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

RESULTS OF OPERATIONS
OVERVIEW
Consolidated results for the third quarter of 2005 include many positive performance indicators, the adverse impact of material charges related to asset impairments, exit costs and other activities (the “Third Quarter Charges”) recorded following a Company-wide review of assets and commitments, the adoption of FAS 123R (“Option Expensing”) and continued softness in our International business. Sales increased 5% across the Company and North American Retail reported a 4% increase in comp sales. However, we reported a $47.9 million loss for the period, or $(0.15) per share, in large part as a result of the Third Quarter Charges referred to above which had a $0.50 per share impact. There was also $0.01 per share incremental and recurring impact from Option Expensing. That $0.15 per share loss compares to $0.28 earnings per diluted share in the third quarter of 2004. To enhance the understanding of our performance, we will provide a detailed discussion of the Third Quarter Charges in the sections that follow to highlight their impact on our reported results. To gain an understanding of our results for the third quarter of 2005, we have summarized several key impacts, all of which are addressed in greater detail in the narrative that follows.
•	North American Retail Division comp sales increased 4% for the quarter and 2% year-to-date.

•	North American Business Services Division sales increased 5% for both the quarter and nine months ended in September.

•	Our operations in the U.S. Gulf coast states were negatively impacted by hurricanes Katrina and Rita. The disruption of sales from temporary closures of retail stores and a distribution center, as well as increased costs experienced through the end of the third quarter are embedded in the Division results.

•	International Division sales decreased 4% in US dollars for the quarter and decreased 1% for the year-to-date period. The decline is broad-based and has continued for each quarter of 2005.

•	We concluded an analysis of Company assets and commitments that resulted in recognition of the Third Quarter Charges. Elements of these charges will be recognized in future periods as current plans are implemented and expenses are incurred.

•	We early-adopted Statement of Financial Accounting Standards No. 123R (“FAS 123R”), Share-Based Payment, using the modified prospective method (see footnote D for additional discussion).

•	The effective annual tax rate for the Company is projected to be 32.8%. In the third quarter, we recognized tax benefits from closure of various world-wide audits, partially offset by tax expense on additional repatriation of foreign earnings.
The ongoing operational items will be discussed in reviews of each of the Divisions below.

Overall

	Third Quarter				Year-to-Date
($ in millions)	2005		2004		2005		2004
Sales	$3,492.9	100.0%	$3,327.8	100.0%	$10,559.8	100.0%	$10,095.3	100.0%
Cost of goods sold and occupancy costs	2,446.3	70.0%	2,286.0	68.7%	7,325.3	69.4%	6,943.5	68.8%

Gross profit	1,046.6	30.0%	1,041.8	31.3%	3,234.5	30.6%	3,151.8	31.2%

Store and warehouse operating and selling expenses	836.2	24.0%	735.9	22.1%	2,394.0	22.7%	2,228.0	22.0%
Asset impairments	121.9	3.5%	—	—	121.9	1.1%	—

Division operating profit	88.5	2.5%	305.9	9.2%	718.6	6.8%	923.8	9.2%

General and administrative expenses	180.2	5.2%	162.9	4.9%	492.5	4.7%	479.6	4.8%

Other operating expenses, net	5.0	0.1%	9.2	0.3%	15.4	0.1%	17.1	0.2%

Operating profit (loss)	$(96.7)	(2.8)%	$133.8	4.0%	$210.7	2.0%	$427.1	4.2%

The Overall table above provides a subtotal for Division operating profit. Our management uses this financial measure of performance internally to assess the operations of each business unit, and we believe it is useful to investors because it reflects each Division’s direct activity. Historically, we have not allocated our general and administrative (“G&A”) expenses to our divisions. We have been reviewing the composition of our G&A expenses and assessing the appropriateness of additional allocations to the operating units. We may allocate G&A and other operating expenses to the operating segments and redistribute certain other amounts based on refined methodologies in 2006. Other companies may charge more or less of their G&A expenses to their divisions, and our results therefore may not be comparable to similarly titled measures used by some other entities. Our measure of division operating profit should not be considered as an alternative to operating income or net earnings determined in accordance with GAAP.
Adoption of FAS 123R
We adopted FAS 123R in the third quarter of 2005, using the modified prospective method. Under this method, share-based payments granted in the third quarter and future periods will be measured at estimated fair value and included in operating expenses over the appropriate earning period. We have historically used the Black-Scholes model for estimating fair value of stock options granted to employees. After a review of alternative methods, we have decided to continue to use this model, unless additional information becomes available in the future that indicates another model would be more appropriate for us, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.
In the first quarter of 2005, we changed the composition of employee grants to include more restricted stock awards and fewer stock options. Amortization of the fair value of the restricted stock has been included in our results since the grant date and totaled approximately $5.3 million for the third quarter. Certain restricted stock and previously-granted stock options had features that caused their accelerated vesting during the third quarter resulting in added expense of approximately $7.3 million. The current period expense related to other existing stock options and our employee stock purchase plan totaled approximately $5.0 million. Similar amounts for these existing options are expected to be expensed in the fourth quarter and in 2006. Accordingly, because some share-based payments have already been included in our results under previous accounting rules and other arrangements were accelerated during the third quarter, the incremental impact of adopting FAS 123R in the third quarter that is likely to recur can be viewed as the impact of amortizing the existing stock options of $5.0 million, or $3.8 million after-tax, which reduced earnings by $0.01 per diluted share. The pre-tax impact of this $5.0 million on Division operating profit is a follows: North American Retail Division, $0.5 million, North American Business Services, $0.4 million, International Division, $0.6 million, and general and administrative expenses, $3.5 million. See footnote D for additional discussion.
Asset Impairments, Exit Costs and Other Charges
On September 12, 2005, we announced through a current report on Form 8-K a number of material charges relating to asset impairments, exit costs and other operating items. This announcement followed a Company-wide assessment of assets and commitments which began in the second quarter of 2005. The announced pre-tax charge relating to a multi-year period totaled $319.5 million, with approximately $283.4 million relating to charges expected in 2005 and $36.1 million relating to actions to optimize our domestic and international delivery networks over years 2006 through 2008. The future delivery network decisions impact current period operations from accelerated depreciation and similar charges; the remaining costs will be recognized as incurred.
The September 12th disclosures included estimates of activities, amounts and timing. As actions were implemented in the remaining days of the third quarter, some actual amounts differed somewhat from our original estimates, primarily relating to the timing of certain facility closures and from additional negotiated lease termination agreements. However, these differences are not material to the amounts recorded in the third quarter or the amounts expected to be recorded in future periods.
A summary of the Third Quarter Charges and the line item presentation of these amounts in our accompanying Condensed Consolidated Statement of Operations is as follows.

($ in millions)	Amounts

Cost of goods sold and occupancy costs	$17.8
Store and warehouse operating and selling expenses	80.3
Asset impairments	121.9
General and administrative expenses	16.8

Total pre-tax Third Quarter Charges	236.8
Income tax effect	(77.7)

After-tax impact	$159.1
Per share impact	$0.50
The after-tax impact of the Third Quarter Charges was $0.50 per share, calculated based on the weighted average number of shares for the third quarter, plus the effect of the common stock equivalents that were excluded because the effect for the quarter was anti-dilutive; these shares were dilutive for the year-to-date and are expected to be dilutive for the full year.
Inclusion of the Third Quarter Charges within the various line items indicated may make it difficult to understand other aspects of our results of operations for the third quarter. We manage the business on the activities that relate to the promotion, sale and delivery of office supplies to our customers. From time to time, we also have asset impairments, store closures and asset dispositions and we consider these activities to be part of normal operations.

The charges recorded in the third quarter of 2005 are substantially greater than amounts we have recorded previously for similar items. For example, in the third quarter and year-to-date 2004, we recognized approximately $5.2 million of asset impairments, lease adjustments and asset write offs. Accordingly, we will provide below additional background and context for evaluating these charges. In the Division discussions that follow, we present the results and, where we deem it appropriate, we highlight the amount of these charges included therein. We assess the business with and without these charges and believe that separately addressing these charges will enhance a reader’s ability to understand the results of operations for the period. Other items that contribute to variances in the business in both current and prior periods will be addressed in the discussion of the performance for the period.
Of the total Third Quarter Charges, approximately $29.7 million is expected to require cash outlay over one business cycle, approximately $38.4 million, primarily relating to longer-term lease obligations, will require cash as these obligations are liquidated from 2007 through 2018, and approximately $168.7 million is non-cash. Charges expected to be recognized during the fourth quarter and later periods include costs to close facilities and related severance that cannot be recognized currently and accelerated depreciation and amortization relating to the replacement of assets earlier than previously expected.
Significant asset impairments
In March 2004, we announced the purchase from Toys “R” Us, Inc. of 124 former Kids “R” Us (“KRU”) retail store locations for $197 million plus the assumption of lease obligations. We indicated our intention at the time this acquisition was announced to open approximately 50 of these locations as Office Depot retail stores and to dispose of the remainder of the acquired properties. Following the purchase, we recorded all properties planned to be disposed of at their estimated fair value, less costs to sell. Through September 2005, we have disposed of all but 16 of these properties with no significant impact on earnings. Three additional locations have been disposed of through October 19, 2005, leaving a balance of 13 such properties.
The purchase of these properties was intended to facilitate a rapid entry into markets where Office Depot historically has been under-represented in terms of its retail stores. We expected that the individual properties intended to be operated as Office Depot stores could provide positive returns on this initial investment.
We measure cash flows at the individual store level in assessing the recoverability of store location related assets. With new store openings, we monitor performance and cash flows and, if early performance is falling below expectations, changes to operations are put in place in an attempt to improve results. The early performance of many of the KRU stores indicated that some adjustments were appropriate and we modified merchandising and marketing programs with the goal of reaching a broader base of business customers and increasing core office supply sales. Even after implementing these changes, however, it became apparent in the third quarter of 2005 that these stores would likely continue to experience operating losses and negative cash flows and were performing well below projections. Having made this determination in the third quarter, we calculated that an $80.7 million impairment charge was required to reduce the carrying value of those stores to their estimated fair value. Certain stores in the KRU purchase are meeting original expectations and no impairment has been recorded for these stores.
During the third quarter of 2005 we also recognized a $41.2 million impairment charge relating to our Tech Depot subsidiary (originally acquired as 4Sure.com). This unit operates as a stand-alone web-based complement to our offering of online technology products and services in the North American Business Services Division. As market conditions have changed for technology products we have shifted the emphasis of this subsidiary away from its original business-to-consumer focus to instead target the business-to-business customer. During 2004, Tech Depot added sales resources and the Company provided internal incentives in an effort to direct greater volumes of business traffic to this subsidiary. However, these initiatives have not provided the productivity or sales increases anticipated.
We recently (in the third quarter of 2005) changed the leadership over this entity and have decided to redeploy resources to other higher-margin parts of the Division. This decision to change the business model has resulted in lower sales expectations for the balance of 2005 and for future periods. We historically have selected the fourth quarter to conduct our annual tests for goodwill impairment, but this material change in strategy indicated that a decline in fair value below Tech Depot’s carrying value was more likely than not. Accordingly, the goodwill impairment test for Tech Depot was performed during the third quarter of 2005. Revised cash flow projections indicated that the estimated fair value of Tech Depot was less than its carrying value and, as a result, the goodwill and other intangible assets were written down to estimated fair value.
The KRU and Tech Depot impairment charges are combined in the Condensed Consolidated Statement of Operations on the line item titled “Asset impairments.” While other asset impairment charges have been recorded in the current and prior periods, we have separately disclosed the KRU and Tech Depot amounts because of their magnitude and circumstances.
In addition to these significant asset impairment charges, we also discussed in our Form 8-K filed on September 12, 2005, exit costs totaling $82.2 million, other current period items of $79.7 million and future period actions related to warehouse optimization of $36.1 million, for an expected total of $319.5 million over the multi-year period. While the timing and character of some of the individual actions have changed as plans were implemented, the total expected is now $320.4 million, but is subject to further change. The exit and other charges will be discussed below, as well as where the charges appear in the Condensed Consolidated Statement of Operations.
Exit activities
•	The North American Retail Division decided to close 16 stores. We regularly review store performance and future prospects and close under-performing locations. The costs of these exit-related activities totaled approximately $29.6 million and were recognized in the third quarter. The charges include $0.5 million of inventory clearance, included in cost of goods sold, and the following items are included in store and warehouse operating and selling expenses: $5.3 million of asset write offs, $0.6 million of severance-related costs, $21.7 million to record the liability for estimated future lease obligations, net of anticipated sublease income, and $1.5 million for negotiated terminations.

•	The Business Services Division has decided to consolidate two catalog offerings into one Office Depot catalog. In recent years, the distinction between the Company’s two separate catalog offerings in the United States – Office Depot and Viking — has become less clear to consumers. In recognition of current market conditions and to streamline operations, the internal migration of Viking to Office Depot catalogs has begun and is expected to be complete by early 2006. As part of this consolidation, we will eventually no longer separately market the Viking brand in the United States and will dispose of Viking-unique inventory, eliminating the need for two warehouses. To improve efficiency and effectiveness in the Division, we are also reorganizing certain warehouse staffing functions, consolidating certain call centers and relocating certain sales offices to available space in retail locations. These activities are in process and should be complete by the second quarter of 2006. The charges associated with exit and consolidation activities in the Business Services Division are expected to total approximately $19.2 million, with $11.5 million recognized in the third quarter, $3.9 million expected in the fourth quarter and $3.8 million expected in 2006. Of the $11.5 recognized in the third quarter, $4.6 million related to inventory clearance and disposal is reported in cost of goods sold, and the following items are reported in store and warehouse operating and selling expenses: $2.4 million of severance, $1.8 million for a lease termination, and $2.3 million of accelerated depreciation and amortization and other costs. An additional $0.4 million of severance is included in G&A expenses. The future period charges are largely accelerated depreciation and amortization over the assets’ continued use period, severance accruals and other exit costs. It should be noted that the Company has no plans to consolidate the Viking and Office Depot brands in Europe where the Viking brand enjoys a large and loyal customer following.

•	In the International Division, we intend to close 11 retail stores and one warehouse, relocate one warehouse, consolidate certain call center facilities and consolidate certain contract operations. Essentially all of the closures are expected to be complete by the end of 2005 or in early 2006. The warehouse relocation is currently anticipated for 2006, though the timing may change as plans are finalized. The closures follow a review of current performance, as well as an assessment of likely future performance. With the intent of further integrating and consolidating European operations, certain management and functional positions have been eliminated or are in the process of being restructured. The expected costs of these closure, relocation and exit activities total approximately $32.4 million, with $7.6 million recognized in the third quarter, $19.8 million anticipated for the fourth quarter and $5.0 million in 2006. Of the Third Quarter Charges, the following amounts are included in store and warehouse operating and selling expenses: $2.3 million for asset write offs, $2.6 million for severance and $0.8 million for lease obligations and other costs. Severance of $1.9 million is included in G&A expenses. The anticipated charges in the fourth quarter and 2006 include additional depreciation, recognition of lease obligations following the facility’s use period, severance and other exit costs. The International Division will continue to identify efficiency opportunities that could result in future charges.
Other charges
•	We perform a periodic review of surplus properties which remain from prior period exit activities. The review assesses the current marketability and sublease income estimates of each of the locations. During the third quarter, we reached agreement to terminate many existing surplus property leases. We will continue to identify possible terminations at terms economic to the Company. In addition, for some of the properties in the portfolio not terminated, we recognized a charge to adjust estimates to current marketability and sublease assumptions. The third quarter charge for lease adjustments included in store and warehouse operating and selling expenses totaled $28.3 million, including $16.4 million for terminations. We will continue to seek terminations of surplus property leases on terms that are considered beneficial. Approximately $3.0 million of similar charges were recognized in the third quarter of 2004.

•	Other asset write downs, impairments, and accelerated depreciation and amortization totaled approximately $33.6 million, of which $9.3 million was recorded in the third quarter G&A expenses and $9.4 was recorded in the third quarter store and warehouse operating and selling expense. We expect to record $9.5 million in the fourth quarter and $5.4 million in 2006. The current period charge primarily reflects the write off of computer software and hardware and other assets that have been taken out of service and store asset impairments of $3.3 million recognized based on our analysis of locations other than the KRU properties discussed above. Approximately $2.2 million of write off and impairment charges were recognized in the third quarter of 2004.

•	All other items totaled approximately $19.3 million, of which all but $0.3 million was recognized in the third quarter. The primary impact was $12.7 million related to accelerated inventory clearance activity in preparation of implementation of a new inventory management system in the fourth quarter of 2005, as well as anticipated elimination of certain inventory lines in Europe. The impact of clearance and valuation of this inventory is included in cost of goods sold. The remainder primarily relates to cancellation of certain long-term advertising and other commitments; $5.2 million is included in G&A expenses and $1.1 million is included in store and warehouse operating and selling expenses.

Future period actions
In addition to the exit-related charges recognized in 2005, we anticipate closing or relocating other warehouses and distribution centers in both the Business Services Division and the International Division during fiscal years 2006 through 2008. The costs associated with these activities will be recognized in future periods as incurred and are estimated at this time to be approximately $36.0 million and primarily relate to accelerated depreciation from shortened use periods, future lease obligations after the facility is no longer in use and other exit-related costs. These will require cash in future periods for lease costs, relocation and other exit-related activities; asset depreciation will result in non-cash charges. Additionally, the International Division will continue to assess how to lower operating costs and improve overall earnings prospects. These actions could result in future period charges when identified and implemented.
A summary of charges by Division follows.

		Estimated
			2006 and
	Third	Fourth	Future	Total
($ in millions)	Quarter 2005	Quarter 2005	Periods	Charge

North American Retail Division
Exit costs	$29.6	$—	$—	$29.6
KRU impairment charge	80.7	—	—	80.7
Other charges	44.8	4.8	1.1	50.7

Total Retail	155.1	4.8	1.1	161.0

North American Business Services Division
Exit costs (excluding G&A portion)	11.1	3.9	3.8	18.8
Tech Depot impairment charge	41.2	—	—	41.2
Other charges	2.7	1.0	2.9	6.6

Total Business Services	55.0	4.9	6.7	66.6

International Division
Exit costs (excluding G&A portion)	5.7	19.8	5.0	30.5
Other charges	4.0	—	—	4.0

Total International	9.7	19.8	5.0	34.5

Total G&A	16.8	3.9	1.6	22.3
Future network optimization	0.2	0.9	34.9	36.0

Total charges	$236.8	$34.3	$49.3	$320.4

North American Retail Division

	Third Quarter		Year-to-Date
($ in millions)	2005	2004	2005	2004
Sales	$1,635.9	$1,492.3	$4,785.2	$4,437.4
% change	10%	3%	8%	4%

Division operating profit (loss)	$(29.9)	$107.2	$199.8	$289.4
% of sales	(1.8)%	7.2%	4.2%	6.5%
Division operations reported a $29.9 million loss for the third quarter and, as discussed previously, this loss includes $155.1 million of Third Quarter Charges, compared to an operating profit of $107.2 million in the same period last year. Our operations in the U.S. Gulf coast states were negatively impacted by hurricanes Katrina and Rita. The disruption of sales from temporary closures and increased costs experienced through the end of the third quarter are embedded in the Division results. At various points we had 50 stores closed for some period. At the end of the quarter, seven stores were closed and have been excluded from comparable store sales. The asset values for affected locations, including inventory, are largely covered by insurance after consideration of applicable deductibles. We anticipate filing claims for damage covered by insurance and will recognize recoveries when considered probable or, if applicable, when any contingencies related to claims have been resolved. The period of time required to realize insurance recoveries may be substantial.
Total North American Retail Division sales increased 10% in the third quarter and 8% in the first nine months of 2005. Comparable store sales in the 885 retail store locations in the U.S. and Canada that have been open for more than one year increased 4% in the third quarter of 2005 and 2% for the year-to-date period. Comparable average transaction size increased for both the quarter and year-to-date, while comparable transaction counts decreased during both periods of 2005. Technology sales increased in both periods of 2005 and supplies sales increased slightly in the third quarter. In addition, we had a positive Back to School season.
Gross profit for the third quarter includes the adverse impact of certain Third Quarter Charges. However, after considering the impact of these charges, broad-based product category management, increased Private Brand sales, and increased vendor support positively affected gross margin from an operating perspective.
Operating and selling expenses include $142.6 million of Third Quarter Charges. Approximately $5.2 million of similar charges are included in the third quarter of 2004 results. The impact of the Third Quarter Charges was partially offset by improvements in operating efficiencies in the quarter. Effective advertising and expense control delivered cost efficiencies this quarter and more than absorbed the incremental costs associated with the adding of new stores during the quarter.
As part of the business review completed in the third quarter, we decided to close 16 retail stores because they were falling below our investment return targets; 15 were closed by the end of the quarter. We opened 13 new retail stores during the quarter, bringing to 59 the number of new retail stores opened in year-to-date 2005, and the total stores operated throughout the U.S. and Canada to 1,009. The North American Retail Division also sells through non-traditional locations. The number of non-traditional locations totaled 17 for the third quarter of 2005 and 11 at the end of the same period in 2004.

North American Business Services Division

	Third Quarter		Year-to-Date
($ in millions)	2005	2004	2005	2004
Sales	$1,080.9	$1,028.4	$3,197.8	$3,050.2
% change	5%	2%	5%	2%

Division operating profit	$59.5	$101.9	$276.5	$294.9
% of sales	5.5%	9.9%	8.6%	9.7%
Division operations reported a profit of $59.5 million, and as discussed previously, includes Third Quarter Charges of $55.1 million, which compares to $101.9 million of operating profit in the prior year. Although negatively impacted by the effects of hurricanes Katrina and Rita, including the closure of a distribution center for approximately one month, other improvements in operating efficiencies more than compensated for their impact on business results for the quarter. North American Business Services Division sales increased 5% for the third quarter and year-to-date 2005, led by increased sales in the contract channel, particularly large- and national-accounts. We continue to see benefits from our recent investment in our sales force. Division customer transaction counts and average order values both increased compared to the third quarter of last year. As part of the business review completed during the third quarter, we have decided to integrate the operations of the Office Depot and Viking catalog business, eliminating certain private brand inventory and two previously separate warehouses. We have also refocused the Tech Depot business on attracting and servicing business customers.
Gross profit as a percent of sales decreased in the third quarter and year-to-date 2005 compared to the same periods in 2004, in part from the impact of inventory-related Third Quarter Charges. Slight margin pressure was also realized from a higher mix of contract business and transportation cost pressures, partially offset by higher vendor support.
Store and warehouse operating and selling expenses include $48.1 million of Third Quarter Charges. An additional $3.9 million of exit-related charges are expected in the fourth quarter. The cost of added sales staff compared to 2004 was more than offset by other salary reductions and warehouse efficiencies. Warehouse and delivery operations continue to lower operating costs, though higher fuel costs in the third quarter have offset some of the efficiency savings.
International Division

	Third Quarter		Year-to-Date
($ in millions)	2005	2004	2005	2004
Sales	$776.9	$807.7	$2,579.0	$2,609.3
% change	(4)%	4%	(1)%	41%

Division operating profit	$59.0	$96.8	$242.5	$339.8
% of sales	7.6%	12.0%	9.4%	13.0%
Division operations reported a profit of $59.0 million, and as discussed previously, includes Third Quarter Charges of $9.8 million, which compares to an operating profit of $96.8 million in the prior year. Sales in the International Division decreased 4% (decreased 3% in local currencies) in the third quarter and decreased 1% (decreased 4% in local currencies) in year-to-date 2005 compared to the same periods in 2004. The change in exchange rates from the corresponding periods of the prior year decreased sales in the third quarter by approximately $5 million and increased sales reported in U.S. dollars by approximately $67 million for the year-to-date 2005. Sales declines were experienced in the areas of our principal businesses in both the contract and catalog channels. Retail sales are a relatively smaller portion of our business in the International Division and following the third quarter business review we decided to close 11 retail locations to focus in more successful markets. We continue to direct our activities to improve sales, though the overall soft economic and business conditions in Europe have contributed to our sales declines.

The Division continues to experience gross margin erosion from pricing pressure in key product categories and competitive activity.
Selling and warehouse expenses for the third quarter include $5.7 million of Third Quarter Charges. Not all planned closures and severance arrangements were completed in the third quarter and, accordingly, we will recognize additional charges of approximately $20 million in the fourth quarter of 2005 or early 2006 as the plans are implemented. We estimated about $9 million of these charges to require cash and $11 million to be non-cash. The year-to-date 2004 period included benefits from the favorable settlement of claims related to our distribution network in Europe. International Division operating profit was negatively impacted by approximately $1 million from foreign exchange rates during the third quarter and positively impacted by approximately $6 million year-to-date 2005.
Corporate and Other
Income and expenses not allocated to our business divisions consist of other operating expenses, general and administrative expenses, interest income and expense, income taxes and inter-division transactions.
Other Operating Expenses: For the third quarter and year-to-date 2005, new store pre-opening expenses totaled $4.5 million and $14.4 million. This reflects the addition of 13 new stores in the North American Retail Division during the third quarter of 2005, compared to 24 new stores and six relocations in the same period of 2004. Prior year results also include costs related to the integration of the Guilbert, S.A. business for both periods.
General and Administrative Expenses: G&A expenses include $16.8 million of Third Quarter Charges. G&A expenses also include $3.5 million of incremental and recurring expenses from the adoption of FAS 123R, as well as the completion of vesting of other awards that had acceleration features. This charge included the impact of certain awards with accelerated vesting based on an increased stock price; these awards are now fully vested. The impact of Third Quarter Charges and Option Expensing offset decreases in G&A for both periods.
We have been reviewing the composition of general and administrative (“G&A”) expenses and assessing the appropriateness of additional allocations to the operating units. We may allocate G&A and other operating expenses to the operating segments and redistribute certain other amounts based on refined methodologies in 2006.
Interest Expense: The decrease in interest expense for both the third quarter and year-to-date 2005 compared to the same periods of 2004 reflects the impact of the early redemption of $250 million of senior subordinated notes in December 2004.
Income Taxes: The effective 2005 annual tax rate relating to ongoing operations is projected to be 32.8%. The rate changed from 30% in prior periods, reflecting a revision of our expected mix of income for the year to a higher domestic percentage. Additionally, the third quarter reported amount includes approximately $7.4 million of tax expense on additional foreign earnings repatriation, offset by the positive impact of approximately $21.5 million from adjustments to our accrual for uncertain tax positions based on the closure of various world-wide audits. If we decide to repatriate additional foreign earnings during the fourth quarter of 2005, the income tax expense will be increased accordingly.

LIQUIDITY AND CAPITAL RESOURCES
During year-to-date 2005, cash provided by operating activities was $414.4 million compared to $576.8 million during the same period last year. This change primarily reflects an increase in settlement of accounts payable during the first nine months of 2005 compared to the same period last year. The change in payables in 2005 in part reflects certain tax payments that were deferred by the government for businesses affected by hurricanes in 2004. Additionally, with the adoption of FAS 123R in the third quarter, tax benefits from employee share-based payments are now classified as financing activities instead of operating activities. Inventory declined in the first nine months of 2005, but by less than the comparable period in the prior year. We have added stores, built our inventory assortments and reduced out of stock positions.
Cash used in investing activities was $243.3 million in year-to-date 2005 compared to $289.1 million in the same period last year. The use of cash in 2005 reflects capital expenditures from the opening of 59 new office supply stores and five relocations in North America and net purchase of short-term investments. Investing activities in 2004 include capital expenditures related to opening 28 new stores, the relocation of nine stores, preparation of 52 stores that were opened during the fourth quarter, and the purchase of land for a corporate facility. That project was subsequently cancelled and the land has been sold. Remaining proceeds from the sale are now expected in June 2006.
Cash used in financing activities was $341.2 million in the year-to-date 2005 compared to cash provided of $11.8 million during the same period in 2004. Open market purchases of our common stock totaled $484.9 million. This completes the $500 million share repurchase program previously approved by our board of directors. Current year payments on long-term borrowings including capital leases totaled $37.1 million. This use of cash was partially offset by proceeds from issuance of common stock under our employee related plans of $164.9 million. Following the third quarter adoption of FAS 123R, excess tax benefits from share-based payments are presented as sources of financing activity cash flows. The third quarter 2005 tax benefits totaled $15.8 million.
On September 14, 2005, we announced modification and extension of our credit facility. Definitions in the agreement were modified to exclude certain non-cash charges and other items from coverage tests. Additionally, fees were modified and the term extended to April 30, 2010. At September 24, 2005, we had approximately $606.2 million of available credit under our revolving credit facility and letters of credit outstanding totaling $75.8 million.
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
In addition to those Cautionary Statements, we are providing the following supplemental Cautionary Statement:
In our 10-Q Report for the Third Quarter of 2005, we have identified a series of actions that have resulted in the Company taking a number of charges relating to asset impairments, exit costs and other operating items. As described in our press release dated September 12, 2005, these steps are designed “to focus the Company on profitable growth, improve efficiency and enhance the Company’s performance in the months and years ahead.” There is no assurance, however, that the steps we have taken will, in fact, improve efficiency and enhance the Company’s performance in the months and years ahead or that they will assist the Company in achieving profitable growth. Any failure of these actions to accomplish the objectives we have outlined could have a material, adverse affect on future Company performance.

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
Interest Rate Risks
At September 24, 2005, there had not been any material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2004 Annual Report on Form 10-K.
Foreign Exchange Rate Risks
At September 24, 2005, there had not been any material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2004 Annual Report on Form 10-K.

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

Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to company purchases made of Office Depot, Inc. common stock during the third quarter of the 2005 fiscal year:

				(d) Maximum
				Number of Shares
			(c) Total Number of	(or Approximate
			Shares Purchased as	Dollar Value) that
			Part of Publicly	May Yet Be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs (1)	Plans or Programs
June 26, 2005 — July 23, 2005	1,061,500	$23.21	1,061,500	$369,486,000
July 24, 2005 — August 20, 2005	4,716,500	$28.25	4,716,500	$236,240,000
August 21, 2005 — September 24, 2005	7,954,287	$29.86	7,910,049	—
Total	13,732,287	$28.79	13,688,049	$—

(1)	During the third quarter of 2005, we completed the $500 million share repurchase program put into effect in September 2004. A $50 million repurchase program currently is scheduled to become effective in 2007, unless earlier modified or terminated by the board of directors.

Item 6
EXHIBITS

Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC.
(Registrant)

Date: October 19, 2005	By:	/s/ Steve Odland

Steve Odland
Chief Executive Officer and
Chairman, Board of Directors
(Principal Executive Officer)

Date: October 19, 2005	By:	/s/ Patricia A. McKay

Patricia A. McKay
Executive Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)

Date: October 19, 2005	By:	/s/ Randy T. Pianin

Randy T. Pianin
Senior Vice President, Finance
and Controller
(Principal Accounting Officer)