Form 10-K
period 2005-12-31
OFFICE DEPOT INC
filed 2006-02-15
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from ___________________ to ___________________
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
     The aggregate market value of voting stock held by non-affiliates of the registrant as of June 25, 2005 (based on the closing market price on the Composite Tape on June 24, 2005) was approximately $7,038,387,734 (determined by subtracting from the number of shares outstanding on that date the number of shares held by directors and officers of Office Depot, Inc.).
     The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At February 10, 2006, there were 295,687,591 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.
Documents Incorporated by Reference:
Portions of our Proxy Statement, to be mailed to shareholders on or about April 1, 2006 for the Annual Meeting to be held on May 12, 2006, are incorporated by reference in Part III hereof.

PART I
Item 1. Business.
Office Depot, Inc. is a global supplier of office products and services. The company was incorporated in 1986 with the opening of our first retail store in Fort Lauderdale, Florida. In fiscal year 2005, we sold $14.3 billion of products and services to consumers and businesses of all sizes through our three business segments: North American Retail Division, North American Business Solutions Division, and International Division. These segments include multiple sales channels consisting of office supply stores, a contract sales force, internet sites, direct marketing catalogs and call centers, all supported by our network of crossdocks, warehouses and delivery operations.
Additional information regarding our business segments is presented below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) elsewhere in this Annual Report on Form 10-K.
North American Retail Division
Our North American Retail Division sells a broad assortment of merchandise, including brand name and private brand office supplies (Office Depot® brand and other propriety brands), business machines and computers, computer software, office furniture and other business-related products and services through our chain of office supply stores. Most stores also contain a copy and print center offering printing, reproduction, mailing, shipping, and other services.
Our retail stores are designed to provide a positive shopping experience for the customer, supported by an effective and efficient supply chain. We strive to optimize visual presentation, product placement, shelf capacity, in-stock positions, and inventory turnover, as well as our distribution capacity and handling costs. Our goal is to maintain sufficient inventory in the stores to satisfy customer needs, while controlling the overall working capital invested in inventory. Currently, most store replenishment is handled through our crossdock flow-through distribution system. Bulk quantities of vendor merchandise are received at one of our central locations, sorted for distribution and generally shipped the same day to stores needing to replenish their inventory.
In recent years, we have developed a new store format that we call “M2.” This design is intended to enhance the overall shopping experience for customers by providing improved lines of sight, more effective project adjacencies, and updated signage and lighting, while lowering overall operating costs. This format is being used for all new store openings and remodels. Currently, a number of our stores are operating with this format and we expect to remodel the remaining portfolio over the next few years. While we believe the current M2 format is a desirable design and an improvement over prior designs, we expect to continue to optimize it in the future.
We offer copy, print and ship services in many of our retail stores. We have an extensive selection of packaging and shipping supplies, and established relationships with carriers, such as United Parcel Service, that allow us to offer services at regular customer counter rates.
At the end of 2005, our North American Retail Division operated 1,047 office supply stores in 49 states, the District of Columbia and Canada. The largest concentration of our retail stores is in California, Texas and Florida, but we have broad representation across North America. The count of open stores may include locations temporarily closed for remodels or other factors. The 2005 count includes five temporarily closed locations being restored following hurricane damage. Store opening and closing activity for the last three years has been as follows:

	Open at			Open at
	Beginning			End
	of Period	Opened	Closed	of Period	Relocated

2003	867	36	3	900	12
2004	900	80	11	969	11
2005	969	100	22	1,047	6
During 2004, we acquired from Toys “R” Us 124 retail locations, formerly operated as Kids “R” Us stores, with plans to convert approximately 50 of these sites into Office Depot stores and to sell or sublease the remaining sites. This transaction gave us an accelerated entry into many areas of the country where we historically have been under-represented. As of year end 2005, 49 of these stores were open as Office Depot retail stores. We have sold, leased or otherwise disposed of 62 of the original store locations and we hold 13 for future disposal. Going forward, we will no longer call out performance or report separately on this store group.

In 2006, we plan to continue our store expansion by adding at least 100 new retail stores. In recent years, we have launched initiatives into non-traditional retail selling, such as providing our products for sale within other retailers’ locations. We expect to continue to pursue various types of non-traditional solutions over time to expand the reach of our products and services.
North American Business Solutions Division
We have provided office supply products and services directly to businesses through our delivery operations for over eleven years. In 1998, we expanded our catalog business and strengthened our international operations through our merger with Viking Office Products (“Viking”), a company that sold from catalogs and operated customer call centers in the United States and in several European countries. In 2005, we announced our intention to combine the Office Depot and Viking catalog offerings and stop separate marketing of the Viking brand in the United States. We intend to continue direct marketing to customers using the Viking brand in our International Division.
Our North American Business Solutions Division sells branded and private brand products and services by means of a dedicated sales force, through catalogs and call centers, and electronically through our internet sites. We strive to ensure that our customers’ needs are satisfied through the method of delivery that they want, and continue to develop the systems and processes to enable us to do so efficiently and effectively. Our direct business is tailored to serve small- to medium-sized customers. Our direct customers can order products from our catalogs by phone, fax or through our public web sites (www.officedepot.com and www.viking.com), including our public web site for technology purchases (www.techdepot.com).
Our contract business employs a dedicated sales force that services the office supply needs of medium- to large-sized customers. Depending on the size and type of customer, our sales force tailors its service offerings to serve the customer’s needs at the lowest possible cost. We believe sales representatives increase revenues by building relationships with customers and providing information, business tools and problem-solving services to them. We also allow contract customers the convenience of shopping on dedicated web sites and in our retail locations, while honoring their contract pricing. Sales made at retail locations by our contract customers are included in the results of our North American Retail Division.
Contract and direct customers’ orders are filled primarily through our Customer Service Centers (“CSCs”) located across the United States, although some orders are filled from delivery stores. Some CSCs also house sales offices and administrative offices. During 2005, we consolidated our call centers to three locations and outsourced certain aspects of our call center processes. However, in-house staff still manage the most critical points of customer interaction. During 2006, we will continue to identify ways to service our customers with greater efficiency and effectiveness.
Inventory is held in our CSCs at levels we believe sufficient to meet current and anticipated customer needs. We utilize processes to evaluate the appropriate timing and quantity of reordering with the interest of controlling our investment in inventory, while at the same time ensuring customer satisfaction. Certain purchases may be sent directly from the manufacturer to our customers. We regularly review our inventory for slow moving or obsolete items and adjust our levels accordingly. We also work with vendors to optimize credit terms and inventory terms.
Over the past several years, we have implemented advanced technologies to assist with reordering, stocking, the pick-and-pack process, and delivery operations. We have also increased our use of third party delivery services and reduced our own fleet of vehicles where cost reductions can be achieved without compromising customer service levels. As a result of these and other initiatives, supply chain costs have continued to decline in recent years. We have operated 22 CSCs in both 2004 and 2003; we closed two CSCs in 2005. Furthermore, we intend to more aggressively cross-utilize our CSCs and crossdocks to better serve our customers and reduce costs.
Because sales and marketing efforts and catalog production have similarities between the North American Business Solutions Division and the International Division, those topics are addressed separately after the three segment discussions, though they are integral to understanding the processes and management of these Divisions.

International Division
Our International Division sells office products and services in 20 countries outside the United States and Canada through direct mail catalogs, contract sales forces, internet sites, retail stores, and through international joint venture and licensing agreements. International operations are managed predominately on a country by country basis, rather than a channel basis; however, for consistency of discussion, channels will be used to describe the International Division’s activities. During 2005, we reviewed our methods of operating internationally and have identified certain functions and locations that we believe can be more efficiently operated if combined, centralized or in some cases, outsourced. The activities to implement these plans will impact 2006 and future year results and are addressed further in MD&A.
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
We launched our Office Depot contract business in the United Kingdom in 2000 and subsequently expanded into Ireland, the Netherlands, France, Japan, Italy, Germany, Switzerland and Hungary. In June 2003, we further expanded our contract business into Spain, Portugal, Belgium and Luxembourg with the acquisition of Guilbert, S.A. (“Guilbert”). Our acquisition of Guilbert has added purchasing power and scale to the International Division. We have integrated the former Guilbert operations and customers into Office Depot and Viking operations and anticipate phasing out our use of the Guilbert trade name by the end of 2006.
We have been selective about opening retail stores internationally. At the end of 2005, our International Division served customers through 70 company-owned stores (operating in France, Japan and Hungary), and 153 additional stores operated under licensing and joint venture agreements (operating in Costa Rica, El Salvador, Guatemala, Israel, Mexico, and Thailand). During 2005, we closed our five retail stores in Spain, as well as certain stores in France and Japan. In 2006, we plan to open five to 20 company-owned stores. We will continue to assess additional geographic locations for possible expansion.
As we look to grow the International Division, new ventures and increased ownership in other existing ventures may result in the addition and consolidation of other entities in future periods.
International Group company-owned store and CSC operations for the last three years are detailed below.

	Office Supply Stores
	Open at				Open at
	Beginning	Opened/			End
	of Period	Acquired		Closed	of Period

2003	50	16		2	64
2004	64	15	(1)	1	78
2005	78	6		14	70

	Customer Service Centers
	Open at					Open at
	Beginning	Opened/				End
	of Period	Acquired		Closed		of Period

2003	15	10	(2)	—		25
2004	25	2	(3)	2	(4)	25
2005	25	3	(5)	3		25

(1) Includes three retail stores obtained in the acquisition of the business in Hungary.

(2) Acquired and operating (post-integration) warehouses obtained as a result of June 2003 acquisition of Guilbert.

(3) Includes one customer service center obtained in the acquisition of the business in Hungary.

(4) Represents updates to the Guilbert post-integration estimates.

(5) Includes two customer service centers that were previously excluded as post-integration closures.

Merchandising
Our merchandising strategy is to meet our existing and target customers’ needs by offering a broad selection of branded office products, including an increasing array of private brand products and services. Our selection of private brand products has increased in breadth and level of sophistication over time. We currently offer general office supplies, computer supplies, business machines and related supplies, and office furniture under various labels, including Office Depot®, Office Depot ValueTM, Viking Office Products®, Niceday™, ForayTM, AtivaTM and Christopher LowellTM.
Total sales by product group were as follows:

	2005	2004*	2003*

Supplies	61.3%	62.1%	62.7%
Technology	25.6%	24.4%	23.8%
Furniture and other	13.1%	13.5%	13.5%

	100.0%	100.0%	100.0%

*	Conformed to current year product classification.
We buy substantially all of our merchandise directly from manufacturers and other primary suppliers, including direct sourcing of products from domestic and offshore sources. We also enter into arrangements with vendors that can lower our unit product costs if certain volume thresholds or other criteria are met. For additional discussion of these arrangements, see the Critical Accounting Policies section of MD&A. In most cases, our suppliers deliver merchandise directly to our CSCs or crossdocks. The latter are centralized distribution centers for re-supplying our retail stores at low handling and freight costs.
We operate separate merchandising functions in North America, Europe and Japan as well as in our joint ventures. Each group is responsible for selecting, purchasing and pricing merchandise as well as managing the product life cycle of our key inventory.
Sales and Marketing
Our marketing programs are designed to attract new customers and to drive frequency of customer visits to our stores and web sites and increase the “share of wallet” of our existing customers by capturing more of what they spend in total on the products we sell. We regularly advertise in major newspapers in most of our local markets. These advertisements are combined with local and national radio, network and cable television advertising campaigns, direct marketing efforts and signage in various sports venues.
To enhance our brand awareness, we announced two new strategic marketing initiatives at the beginning of 2005. First, we re-launched the Taking Care of Business campaign. We also launched the sponsorship of a NASCAR® racing car and overall supporting sponsorship of NASCAR® itself, including designation as NASCAR®’s official office products partner.
We also offer customer loyalty programs that reward customers with an Office Depot product rebate, valued commensurate with their level of purchases from our company. This program has provided us with valuable information enabling us to market more effectively to our customers and drive incremental sales. This program may increase in popularity in the future, and we may make alterations to this program from time to time.
We perform periodic competitive pricing analyses to monitor each market, and prices are adjusted as necessary to adhere to our pricing philosophy and further our competitive positioning. We generally expect our everyday prices to be highly competitive with other resellers of office products.
We continuously acquire new customers by selectively mailing specially designed catalogs and by making on-premises sales calls to prospective customers. We obtain the names of prospective customers in new and existing markets through the purchase of selected mailing lists from outside marketing information services and other sources and through the use of a proprietary mailing list system.
No single customer in any of our segments accounts for more than 5% percent of our total sales.
We consider our business to be only somewhat seasonal, with sales in our North American Retail Division slightly lower in the second quarter.

Catalogs
We use catalogs to market directly to both existing and prospective customers throughout our operations globally. Outside of North America, we circulate Office Depot and Viking Office Products brand catalogs through our International Division. Each catalog is printed with pictures and narrative descriptions that emphasize key product benefits and features. We have developed a distinctive style for our catalogs, most of which are produced in-house by our designers, writers and production artists. We also produce a Green Book® catalog, which features products that are recyclable, energy efficient, or otherwise have a reduced impact on the environment. We continually evaluate our catalog offerings for efficiency and effectiveness.
Our catalog offerings typically include a complete buyers’ guide containing all of our products at their regular discount prices delivered to our customers every six months. This buyers’ guide, which is mailed to our active customers, varies in size among countries. Prospecting catalogs with special offers designed to attract new customers are mailed frequently. In addition, specialty catalogs may be delivered more frequently to selected customers.
Industry and Competition
We operate in a highly competitive environment. Historically, our markets have been served by office products retailers and contract stationers. We believe that we compete favorably on the basis of price, service, relationships and selection. We also compete vigorously with other office supply stores, wholesale clubs, discount stores, mass merchandisers, food and drug stores, computer and electronics superstores, internet-based companies and direct marketing companies. These companies, in varying degrees, compete with us in substantially all of our current markets.
Other office supply store companies market similarly to us in terms of store format, pricing strategy and product selection and availability in the markets where we operate, primarily those in the United States and Canada. We anticipate that in the future we will face increased competition from these chains as each of us expands our operations globally.
We compete in Europe on a similar basis to how we compete in North America. In Europe, we sell through contract and catalog channels in 14 countries. Retail stores are operated in three countries outside of the U.S. and Canada (excluding our participation under licensing and joint venture agreements). During 2005, we consolidated our Portugal operations into Spain. In addition, we closed our retail stores in Spain.
Employees
As of January 28, 2006, we had approximately 47,000 employees worldwide, with almost half as part-time employees. Our labor relations are generally good, and the overwhelming majority of our facilities are not organized by labor unions.

Environmental Activities
As both a significant user and seller of paper products, we have developed environmental practices that are values-based and market-driven. Our environmental initiatives center on three guiding principles: (1) recycling and pollution reduction; (2) sustainable forest management; and (3) issue awareness and market development for environmentally preferable products. We offer thousands of different products containing recycled content, including from 35% to 100% post consumer waste content paper. To obtain additional information on our initiatives, and to download a copy of Office Depot’s 2004 Environmental Stewardship Report, please visit our web site at www.officedepot.com/environment. You may also request a printed copy by contacting our Director, Investor Relations at our corporate headquarters in Delray Beach, Florida.
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
We submitted our 2005 annual Section 12(a) CEO certification with the New York Stock Exchange (“NYSE”). The certification was not qualified in any respect. Additionally, we filed with the SEC as exhibits to our Form 10-K for the year ended December 25, 2004 the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.
Executive Officers of the Registrant
Steve Odland — Age: 47
Mr. Odland has been Chairman, Chief Executive Officer and a Director since early 2005. Immediately prior to joining Office Depot, Inc., he was Chairman, Chief Executive Officer and a director of AutoZone, Inc., from 2001 until 2005 and President from 2001 until 2005. Previously he was an executive with Ahold USA from 1998 to 2000. Mr. Odland was President of the Foodservice Division of Sara Lee Bakery from 1997 to 1998. He was employed by The Quaker Oats Company from 1981 to 1996 in various executive positions. Mr. Odland is also a director of General Mills, Inc.
Charles Brown — Age: 52
Mr. Brown was appointed President, International in early 2005. He remained the company’s Executive Vice President and Chief Financial Officer until late 2005, a position he had held since 2001. He relinquished that role when the new CFO joined the company. Prior to assuming that position, Mr. Brown was Senior Vice President, Finance and Controller since he joined our company in 1998. Before joining Office Depot, he was Senior Vice President and Chief Financial Officer of Denny’s, Inc. from 1996 until 1998; from 1994 until 1995, he was Vice President and Chief Financial Officer of ARAMARK International; and from 1989 until 1994, he was Vice President and Controller of Pizza Hut International, a Division of PepsiCo, Inc.
Cynthia Campbell — Age: 54
Ms. Campbell has been our Executive Vice President, North American Business Solutions Division since 2003. Prior to that, she was Senior Vice President, Contract Sales for the eastern half of the U.S., a position she assumed in 2000. She began her Office Depot career in 1995 as Zone Vice President — Southeast Region, with responsibility for contract sales and operations. Prior to joining our company, Ms. Campbell spent 19 years with GTE Corporation in a variety of positions, the latest being Vice President and General Manager of Retail Information Services.

David Fannin — Age: 60
Mr. Fannin has been our Executive Vice President, General Counsel and Secretary since 2000. Previously, he was Senior Vice President and General Counsel since he joined our company in 1998, and our Corporate Secretary since 1999. Mr. Fannin was Executive Vice President, General Counsel and Corporate Secretary of Sunbeam Corporation, a manufacturer and wholesaler of durable household and outdoor consumer products, from 1994 until 1998. In connection with his tenure at Sunbeam Corporation, Mr. Fannin was the subject of administrative proceedings brought by the U. S. Securities and Exchange Commission with respect to Section 17(a)(3) of the Securities Act of 1933. These proceedings culminated in Mr. Fannin’s consent in 2001 (without admitting or denying any liability) to the entry of a Commission cease-and-desist order.
Mark Holifield — Age: 49
Mr. Holifield was named our Executive Vice President, Supply Chain in 2003. Mr. Holifield joined Office Depot in 1994 as Director of Transportation. He was named Vice President of Transportation and Logistics in 1996, and was promoted to Senior Vice President, Supply Chain in 1997. Prior to joining Office Depot, Mr. Holifield worked for Dallas Systems Corporation, a supply chain systems provider, in various logistics consulting positions from 1988 to 1994. Prior to Dallas Systems, from 1986 to 1988, Mr. Holifield worked in logistics for Frito-Lay, a division of PepsiCo. He began his retail career with H-E-B Grocery Company, where he worked in various logistics capacities from 1977 through 1986.
Monica Luechtefeld — Age: 57
Ms. Luechtefeld has been our Executive Vice President, Business Development and Information Technology since early 2005. Previously, she was Executive Vice President of E-Commerce from 2000. Prior to this role, she held several officer positions including Vice President, Marketing and Sales Administration and Vice President of Contract Marketing & Business Development. Ms. Luechtefeld joined Office Depot in 1993, serving as General Manager of the Southern California Region of Office Depot until 1996.
Patricia McKay — Age: 48
Ms. McKay has served as our Executive Vice President, Chief Financial Officer since late 2005. From 2004 until 2005 she served as a Director of our Company. She served from 2003 as Executive Vice President and Chief Financial Officer of Restoration Hardware, Inc., a retailer of home furnishings, until she joined our Company as CFO in 2005. From 1997 until 2003, she worked in various executive-level positions at AutoNation, Inc., the nation’s largest retailer of automobiles, concluding in her serving as Senior Vice President, Finance. From 1988 until 1996, Ms. McKay served in various financial positions for Dole Food Company, Inc., culminating in the position of Vice President Finance and Controller, a position she held from 1993 until 1996. Ms. McKay began her career at a major international public accounting firm where she worked as an auditor for ten years.
Carl (Chuck) Rubin — Age: 46
Mr. Rubin was appointed President, North American Retail in early 2006 . Prior to assuming that position, Mr. Rubin held the position of Executive Vice President, Chief Merchandising Officer and Chief Marketing Officer since 2004. Before joining the company, Mr. Rubin spent six years with Accenture Ltd., most recently as Partner, where he worked for clients, including Office Depot, across retail formats in the department, specialty and e-commerce channels, as well as new business startups. Prior to joining Accenture, Mr. Rubin spent six years in specialty retailing and 11 years in department store retailing, where he served as General Merchandise Manager and a member of the Executive Committees for two publicly-held companies.
Daisy Vanderlinde — Age: 54
Ms. Vanderlinde was appointed Executive Vice President, Human Resources in late 2005. Prior to joining Office Depot, Ms. Vanderlinde was Senior Vice President, Human Resources and Loss Prevention, for AutoZone Inc., and was a member of the Executive Committee. Ms. Vanderlinde has also served as a senior HR officer for other retailers, including Tractor Supply Company, Marshalls Inc., and The Broadway Stores.
Randy Pianin — Age: 43
Mr. Pianin was named our Senior Vice President-Finance and Controller in mid 2005. Prior to his current role, Mr. Pianin served as Vice President of Merchandising and Marketing Finance and Merchandising Planning and Operations. Mr. Pianin joined Office Depot in 1997 as Director of Merchandise Control and was promoted to Vice President of Sales and Margin Accounting in 1999. Mr. Pianin began his career at Deloitte & Touche LLP and worked in various capacities culminating in Senior Audit Manager prior to joining Office Depot.
Information with respect to our directors is incorporated herein by reference to the information under the caption “Election of Directors/Biographical Information of the Candidates” in the Proxy Statement for our 2006 Annual Meeting of Shareholders.

Item 1A. Risk Factors.
In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and our company could materially impact our future performance and results. We have provided below a list of these risk factors that should be reviewed when considering our securities. These are not all the risks we face, and other factors currently considered immaterial or unknown to us may impact our future operations.
Competition: We compete with a variety of retailers, dealers, distributors, contract stationers, direct marketers and internet operators throughout our worldwide operations. This is a highly competitive marketplace that includes such retail competitors as office supply stores, warehouse clubs, computer and electronics stores, mass merchant retailers, local merchants, grocery and drug-store chains as well as other competitors including direct mail and internet merchants, contract stationers, and direct manufacturers. Our competitors may be local, regional, national or international. Further, competition may come from highly-specialized low-cost merchants, including ink refill stores and kiosks, original equipment manufacturers, concentrated direct marketing channels or well-funded and broad-based enterprises. There is a possibility that any or all of these competitors could become more aggressive in the future, thereby increasing the number and breadth of our competitors.
In recent years, new and well-funded competitors have begun competing in certain aspects of our business. For example, two major common carriers of goods completed acquisitions of retail outlets that will allow them to compete directly for copy, printing, packaging and shipping business, and possibly offer products and services similar to ones we offer.
In order to achieve and maintain expected profitability levels in our three operating divisions, we must continue to grow by adding new customers and taking market share from competitors, while maintaining service levels, and aggressive pricing necessary to retain existing customers. If we fail adequately to address and respond to these pressures in both North America and internationally, it could have a material adverse effect on our business and results of our operations.
Execution of Expansion Plans: We plan to open at least 100 stores in the United States and Canada and approximately five to 20 stores in our International Group during 2006. Circumstances outside our control could negatively impact these anticipated store openings. We cannot determine with certainty whether our new store openings, including some newly sized or formatted stores or retail concepts, will be successful. The failure to expand by successfully opening new stores as planned, or the failure of a significant number of these stores to perform as planned, could have a material adverse effect on our business and results of our operations.
Cannibalization of Sales in Existing Office Depot Stores: As we expand the number of our stores in existing markets, pursuing a ‘fill-in’ strategy that is both “offensive” and “defensive” in nature, sales in our existing stores may suffer from cannibalization (as customers of our existing stores begin shopping at our own new stores). Extensive cannibalization of existing stores, as we open new stores, could have a material adverse effect on our business and results of our operations.
Costs of Remodeling and Re-merchandising Stores: Remodeling and re-merchandising our stores is a necessary aspect of maintaining a fresh and appealing image to our customers. The expenses associated with such activities could have a significant negative impact on our future earnings. Our growth, through both store openings and possible acquisitions, may continue to require the expansion and upgrading of our information, operational and financial systems, as well as necessitate the hiring of new store associates at all levels. If we are unsuccessful in achieving an acceptable ROI on this design, unsuccessful at hiring the right associates, or unsuccessful at implementing appropriate systems, such failure could have a material adverse effect on our business and results of our operations.
International Activity: We may enter additional international markets as attractive opportunities arise. Such entries could take the form of start-up ventures, acquisitions of stock or assets or joint ventures or licensing arrangements. Internationally, we face such risks as foreign currency fluctuations, unstable political and economic conditions, and, because some of our foreign operations are not wholly owned, compromised operating control in certain countries. Our results may continue to be affected by all of these factors. All of these risks could have a material adverse effect on our business and results of our operations.
Global Sourcing of Products/Private Brand: In recent years, we have substantially increased the number and types of products which we sell under our own Office Depot®, Viking®, Foray™, Niceday™, AtivaTM and other private brands. Sources of supply may prove to be unreliable, or the quality of the globally sourced products may vary from our expectations. Economic and civil unrest in areas of the world where we source such products, as well as shipping and dockage issues could adversely impact the availability or cost of such products, or both. Moreover, as we seek indemnities from the manufacturers of these products, the uncertainty of realization of any such indemnity and the lack of understanding of U.S. product liability laws in certain parts of the Far East make it more likely that we may have to respond to claims or complaints from our customers as if we were the manufacturer of the products. Any of these circumstances could have a material adverse effect on our business and results of our operations.

Product Availability: In addition to selling our private brand merchandise, we are a reseller of other manufacturer’s branded items and are thereby dependent on the availability and pricing of key products including ink, toner, paper and technology products, to name a few. As a reseller, we cannot control the supply, design, function or cost of many of the products we offer for sale. Disruptions in the availability of raw materials used in production of these products may adversely affect our sales and result in customer dissatisfaction. Further, we cannot control the cost of manufacturer’s products and cost increases must either be passed along to our customers or will result in erosion of our earnings. Failure to identify desirable products and make them available to our customers when desired and at attractive prices could have a material averse effect on our business and results of operations.
Possible Business Disruption Due to Weather: During 2004 and 2005, we sustained disruption to our businesses in the United States due to the number and severity of weather events in the Southeastern United States, including record numbers of hurricanes. While we have been able to recover quickly from these events during the past two years, the long-range weather forecast calls for higher than normal tropical storm activity, especially in the Southeastern United States for a number of years in the future. It is impossible to know whether these storms will occur as forecast, or the location or severity of such storms. We believe that we have taken reasonable precautions to prepare for such weather-related events, but there is no assurance that our precautions will be adequate to deal with such events in the future. If these events occur as forecast, and if they should impact areas in which we have concentrations of retail stores or distribution facilities, such events could have a materially adverse effect on our financial position or operating results in the future.
New Systems and Technology: We frequently modify our systems and technology to increase productivity and efficiency. We are undertaking certain system enhancements and conversions that, if not done properly, could divert the attention of our workforce during development and implementation and constrain for some time our ability to provide the level of service our customers demand. Also, when implemented, the systems and technology may not provide the benefits anticipated and could add costs and complications to our ongoing operations. A failure to effectively convert to these systems or to realize the intended efficiencies could have a material adverse effect on our business and results of our operations.
Labor Costs: We are heavily dependent on our labor force to identify new customers and provide desired products and services to existing customers. We attempt to attract and retain an appropriate level of personnel in both field operations and corporate functions. Our compensation packages are designed to provide benefits commensurate with our level of expected service. However, as a retailer we face the challenge of filling many positions at wage scales that are low, although appropriate to the industry and competitive factors. As a result, we face many external risks and internal factors in meeting our labor needs, including competition for qualified personnel, overall unemployment levels, international labor works councils (in our international locations), prevailing wage rates, as well as rising employee benefit costs, including insurance costs and compensation programs. We also engage third parties in some of our processes such as delivery and transaction processing and these providers may face similar issues. Changes in any of these factors, including especially a shortage of available workforce in the areas in which we operate, could interfere with our ability to adequately provide services to customers and result in increasing our labor costs. Any failure to meet increasing demands on securing our workforce could have a material adverse effect on our business and results of our operations.
Operating Costs: We operate a large network of stores and delivery centers around the globe. As such, we purchase significant amounts of fuel needed to transport products to our stores and customers. We also incur significant shipping costs to bring products from overseas producers to our distribution systems. The underlying commodity costs associated with this transport activity have been volatile in recent periods and disruptions in availability of fuel could cause our operating costs to rise significantly. Additionally, we rely on predictable and available energy costs to light our stores and operate our equipment. Increases in any of the components of energy costs could have an adverse impact on our earnings, as well as our ability to satisfy our customers in a cost effective manner. Any of these factors that could impact the availability or cost of our energy resources could have a material adverse effect on our business and results of our operations.
Possible Changes to our Global Tax Rate: Our company is a multi-national, multi-channel reseller of office products and services. As a result of our operations in many foreign countries, in addition to the United States, our global tax rate is derived from a combination of applicable tax rates in the various jurisdictions in which we operate. Depending upon the sources of our income, any agreements we may have with taxing authorities in various jurisdictions, and the tax filing positions we take in various jurisdictions, our overall tax rate may be lower or higher than that of other companies or higher or lower than our tax rates have been in the past. We base our estimate of an annual effective tax rate at any given point in time upon a calculated mix of the tax rates applicable to our company and to estimates of the amount of business likely to be done in any given geography. The loss of one or more agreements with taxing jurisdictions, a change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws in any of the multiple jurisdictions in which we operate or adverse outcomes from the tax audits that regularly are in process in any of the jurisdictions in which we operate could result in an unfavorable change in our overall tax rate, which change could have a material adverse effect on our business and results of our operations.

Disclaimer of Obligation to Update
We assume no obligation (and specifically disclaim any such obligation) to update these Risk Factors or any other forward-looking statements contained in this Annual Report to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of January 28, 2006, we operate 1,016 office supply stores in 49 states and the District of Columbia, 32 office supply stores in five Canadian provinces and 70 office supply stores (excluding our participation under licensing and joint venture agreements) in three countries outside of the United States and Canada. We also operate 20 CSCs in 17 U.S. states and 25 CSCs in 11 countries outside of the United States. The following table sets forth the locations of these facilities.
STORES

State/Country	#	State/Country	#
UNITED STATES:
Alabama	17	North Carolina	28
Alaska	2	North Dakota	2
Arizona	4	Ohio	15
Arkansas	10	Oklahoma	15
California	146	Oregon	16
Colorado	32	Pennsylvania	22
Connecticut	4	Rhode Island	1
District of Columbia	1	South Carolina	19
Delaware	4	South Dakota	1
Florida	109	Tennessee	25
Georgia	47	Texas	127
Hawaii	3	Utah	4
Idaho	6	Virginia	26
Illinois	51	Washington	33
Indiana	19	West Virginia	3
Iowa	3	Wisconsin	12
Kansas	8	Wyoming	1

Kentucky	16	TOTAL UNITED STATES	1,016
Louisiana	29
Maryland	23
Maine	2	CANADA:
Massachusetts	5	Alberta	8
Michigan	21	British Columbia	9
Minnesota	10	Manitoba	3
Mississippi	13	Ontario	10
Missouri	22	Saskatchewan	2

Montana	2	TOTAL CANADA	32
Nebraska	5
Nevada	15
New Hampshire	1	FRANCE	42
New Jersey	18	HUNGARY	8
New Mexico	5	JAPAN	20

New York	13	TOTAL OUTSIDE NORTH AMERICA	70
The table above reflects one additional store opened in the United States during January 2006.

CSCs

State/Country	#	State/Country	#	State/Country	#
UNITED STATES:
Arizona	1	Michigan	1	BELGIUM	1
California	2	Minnesota	1	FRANCE	4
Colorado	1	New Jersey	1	GERMANY	3
Florida	2	North Carolina	1	HUNGARY	1
Georgia	1	Ohio	1	THE NETHERLANDS	2
Illinois	1	Texas	2	IRELAND	2
Louisiana	1	Utah	1	ITALY	1
Maryland	1	Washington	1	JAPAN	1
Massachusetts	1	TOTAL UNITED STATES	20	SPAIN	1
				SWITZERLAND	1
				UNITED KINGDOM	8
				TOTAL OUTSIDE THE	25
				UNITED STATES
In addition to the properties identified in the tables above, we operate 10 crossdock facilities in the US. Generally, these facilities serve as centralized same-day distribution facilities where bulk shipments are brought in, broken into smaller quantities and shipped to locations needing supply.
Most of our facilities are leased or subleased, with initial lease terms expiring in various years through 2026, except for 91 facilities, including certain corporate office buildings and our systems data center, which we own. Our owned facilities are located in 22 states, primarily in Florida, Texas and California; three Canadian provinces; the United Kingdom; the Netherlands; and France.
Our corporate offices in Delray Beach, Florida consist of approximately 575,000 square feet in three adjacent buildings—all of which are owned. We also own a corporate office in Venlo, the Netherlands which is approximately 226,000 square feet in size, and a systems data center in Charlotte, North Carolina which is approximately 53,000 square feet in size.
Item 3. Legal Proceedings.
We are involved in litigation arising from time to time in the normal course of our business. While from time to time claims are asserted that may make demands for large sums of money, including ones asserted in the form of class action suits, we do not believe that the resolution of any of these matters, either individually or in the aggregate, will materially affect our financial position or the results of our operations.
Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ODP.” As of the close of business on February 10, 2006, there were 3,465 holders of record of our common stock. The last reported sale price of the common stock on the NYSE on February 10, 2006 was $33.24.
The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as quoted on the NYSE Composite Tape. These prices do not include retail mark-ups, markdowns or commission.

	High	Low
2005
First Quarter	$23.700	$16.500
Second Quarter	22.840	18.590
Third Quarter	31.520	21.700
Fourth Quarter	31.760	24.510
2004
First Quarter	$18.180	$15.430
Second Quarter	19.500	15.850
Third Quarter	18.660	14.690
Fourth Quarter	17.380	13.870
We have never declared or paid cash dividends on our common stock. While we regularly assess our dividend policy, we have no current plans to declare a dividend. Earnings and other cash resources will continue to be used in the expansion of our business.
The following table provides information with respect to our purchases of Office Depot, Inc. common stock during the fourth quarter of the 2005 fiscal year:

				(d) Maximum Number
			(c) Total Number of	of Shares (or
			Shares Purchased as	Approximate Dollar
			Part of Publicly	Value) that May Yet
			Announced Plans or	Be Purchased Under
	(a) Total Number of	(b) Average Price	Programs	the Plans or
Period	Shares Purchased	Paid per Share	(1)	Programs
September 25, 2005 — October 22, 2005	—	—	—	$—
October 23, 2005 — November 19, 2005	4,750,000	$27.25	4,750,000	$370,561,000
November 20, 2005 — December 31, 2005	6,799,570(2)	$29.66	6,775,600	$169,627,000
Total / Balance as of December 31, 2005	11,549,570	$28.67	11,525,600	$169,627,000

(1)	On October 20, 2005, the board of directors authorized a common stock repurchase program whereby we are authorized to repurchase up to $500 million of our common stock. This program commenced on October 20, 2005.

(2)	Includes 23,970 shares of common stock delivered or restricted shares of common stock withheld to pay income tax or other tax liabilities with respect to the vesting of restricted stock, exercise of stock options, or the settlement of performance share awards.

Item 6. Selected Financial Data.
The following table sets forth selected consolidated financial data at and for each of the five fiscal years in the period ended December 31, 2005. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in Item 8 of this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this report.

(In thousands, except per share amounts and statistical data)	2005(1)	2004	2003(2)(3)	2002(2)	2001(4)
Statements of Earnings Data:
Sales	$14,278,944	$13,564,699	$12,358,566	$11,356,633	$11,082,112
Earnings from continuing operations before cumulative effect of accounting change	$273,792	$335,504	$299,244	$309,415	$201,657
Net earnings	$273,792	$335,504	$273,515	$308,640	$201,043

Earnings per share from continuing operations before cumulative effect of accounting change:
Basic	$0.88	$1.08	$0.97	$1.01	$0.68
Diluted	0.87	1.06	0.95	0.98	0.66

Net earnings per share:
Basic	$0.88	$1.08	$0.88	$1.01	$0.67
Diluted	0.87	1.06	0.87	0.97	0.66

Statistical Data:
Facilities open at end of period:
United States and Canada:
Office supply stores	1,047	969	900	867	859
Customer service centers	20	22	22	24	24
Call centers	3	13	13	13	13
International(5):
Office supply stores	70	78	64	50	39
Customer service centers	25	25	25	15	14
Call centers	31	31	31	13	11

Total square footage — North American Retail Division	26,261,318	24,791,255	23,620,343	23,203,013	22,842,403

Percentage of sales by segment:
North American Retail Division	45.6%	43.8%	45.7%	51.1%	52.7%
North American Business Solutions Division	30.1%	29.8%	32.1%	34.5%	34.0%
International Division	24.3%	26.4%	22.2%	14.4%	13.3%

Balance Sheet Data:
Total assets	$6,098,525	$6,794,338	$6,194,679	$4,765,812	$4,331,643
Long-term debt, excluding current maturities	569,098	583,680	829,302	411,970	317,552

(1)	Includes 53 weeks in accordance with our 52 — 53 week reporting convention.

(2)	Statements of Earnings Data for fiscal years 2003 and 2002, and Balance Sheet Data for 2003, have been restated to reflect adjustments for lease accounting.

(3)	Reflects the acquisition of Guilbert in June. Also, net earnings and net earnings per share data reflect cumulative effect of adopting a new accounting pronouncement.

(4)	As applicable, amounts have been adjusted to reflect the Australian business as discontinued operations.

(5)	Company-owned facilities of our International Division.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS
GENERAL
Our fiscal year results are based on a 52- or 53-week retail calendar ending on the last Saturday in December. Fiscal year 2005 is based on 53 weeks, with a 14-week fourth quarter. Our comparable sales relate to stores that have been open for at least one year. For 2005, this comparison has been adjusted to a 52-week basis. Fiscal years 2004 and 2003 include 52 weeks.
OVERVIEW
During 2005, we refocused our efforts on reaching our customers and growing the business while at the same time streamlining our operations. We reviewed our balance sheet and future commitments and identified certain assets and activities that did not fit with our vision of the future and recorded charges (the “2005 Charges”) as a result. See asset impairments discussion for further details. Some of the major contributors to our fiscal year 2005 results are summarized below and reviewed further in the segment discussions that follow.
•	Total company sales increased 4% compared to 2004, reflecting 3% comparable (or “comp”) sales growth in the North American Retail Division, a 5% sales increase in the North American Business Solutions Division and a 4% decline in the International Division. Sales growth has been adjusted for the effect of the 53rd week of 2005.

•	The impact of the 53rd week on net earnings is approximately $16 million.

•	Overall company gross margin decreased both due to the effect of the 2005 Charges and also from competitive pressure and sales mix in the International Division, partially offset by positive impacts in North American operations from merchandising initiatives. These initiatives will continue in 2006.

•	After considering the 2005 Charges impact, our operating expenses as a percent of sales declined from various cost control efforts, higher sales and the added leverage from the 53rd week of operations.

•	During the year, we settled various worldwide tax audits, reducing the need for certain tax and related interest accruals and lowering the related expenses for 2005 from these discrete impacts.

•	Effective with the start of the third quarter, we began recognizing the expense associated with stock options and other equity awards given to our employees.
OPERATING RESULTS

(Dollars in millions)	2005		2004		2003

Sales	$14,278.9	100.0%	$13,564.7	100.0%	$12,358.6	100.0%
Cost of goods sold and occupancy costs	9,886.9	69.2%	9,308.6	68.6%	8,483.9	68.7%

Gross profit	4,392.0	30.8%	4,256.1	31.4%	3,874.7	31.3%

Store and warehouse operating and selling expenses	3,220.0	22.6%	3,025.7	22.3%	2,807.1	22.7%
Asset impairments	133.5	0.9%	11.5	0.1%	—	—

Division operating profit	1,038.5	7.3%	1,218.9	9.0%	1,067.6	8.6%

General and administrative expenses	666.6	4.7%	665.8	4.9%	578.8	4.7%
Other operating expenses	23.9	0.2%	23.1	0.2%	22.8	0.1%

Operating profit	$348.0	2.4%	$530.0	3.9%	$466.0	3.8%

Our overall sales increased 5% in 2005 following an increase of 10% in 2004. On a 52 week basis, fiscal 2005 sales increased 4%. The 2005 increase reflects higher sales in our North American operations, partially offset by a decline in the International Division from reduced local currency sales. Changes in foreign exchange rates on annual sales were not significant. The increase from 2003 to 2004 reflects positive impacts from changes in foreign exchange rates and a full year contribution from an International Division acquisition in June 2003, as well as stronger retail sales in North America. Internally, we analyze our international operations in terms of local currency performance to allow focus on operating trends and results.
The change in gross profit as a percentage of sales in 2005 reflects the net effect of operational improvements in the North American Divisions from higher private brand sales and better category management, offset by the effect of a change in mix on sales in North

America and declines in gross profit margins in the International Division. Cost of goods sold also includes the negative impact from $19.7 million of inventory-related 2005 Charges.
Total store and warehouse operating and selling expenses as a percentage of sales increased in 2005 and declined in 2004. Current year expenses include $108.7 million of 2005 Charges. Expenses that were similar in nature to the 2005 Charges which were recognized in prior years have been isolated for comparative purposes. Amounts recognized in 2004 totaled approximately $39.3 million and $29.8 million was recognized in 2003. After considering those charges, other store and warehouse operating and selling expenses as a percent of sales declined for both North American Retail and North American Business Solutions Divisions in 2005 and 2004 from operational efficiencies and sales leverage. These reductions in 2005 also reflect the success we have realized in improving our advertising cost effectiveness throughout 2005, as well as leverage from the 53rd week of sales.
Effective with the beginning of the third quarter of 2005, we adopted Statement of Financial Accounting Standards No. 123 (R) (“FAS 123R”) using the modified prospective method. Under this method, the unvested portions of previously granted share-based payments, as well as the fair value of awards granted after adoption are included in operating expenses over the appropriate service period. We have decided to use the Black Scholes model to estimate the fair value of our stock options, unless additional information becomes available in the future that indicates another model would be more appropriate for us, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.
In the first quarter of 2005, we changed the composition of employee grants to include a mix of restricted stock awards and stock options. Amortization of the fair value of the restricted stock has been included in our results since the grant date. Certain restricted stock and previously-granted stock options had features that caused their accelerated vesting during the second half of 2005, resulting in added expense of approximately $13.6 million. Beyond this acceleration, and the base cost of restricted stock, the incremental impact from expensing stock options and our employee stock purchase plan totaled approximately $5.0 million for the third quarter and $5.6 million for the fourth quarter of 2005. Similar amounts are expected to be expensed in each of the quarters of 2006 relating to existing stock options. However, we may change these employee programs in future periods, and subsequent year impacts may be different.
The table above provides a subtotal for Division operating profit. Our management uses this financial measure of performance internally to assess the operations of each Division, and we believe it is useful to investors because it reflects each Division’s direct activity. Historically, we have not allocated our general and administrative (“G&A”) expenses to our divisions. We have been analyzing and developing methods to allocate G&A and refine other existing allocations and line item classifications. We may implement this revised process in the first quarter of fiscal year 2006. These revised allocations may impact individual line items and prior period results would then be reclassified for meaningful comparison. Other companies may charge more or less of their G&A expenses to their divisions, and our results therefore may not be comparable to similarly titled measures used by some other entities. Our measure of division operating profit should not be considered as an alternative to operating income or net earnings determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The table above reconciles Division operating profit to operating profit determined in accordance with GAAP.
Discussion of other income and expense items, including the 2005 Charges and changes in interest and taxes follows our review of the operating segments.
NORTH AMERICAN RETAIL DIVISION

(Dollars in millions)	2005	2004	2003

Sales	$6,510.2	$5,940.7	$5,650.1
% change	10%	5%	(3)%

Division operating profit	$318.9	$388.3	$311.2
% of sales	4.9%	6.6%	5.5%
The 2005 Division operating profit of $318.9 million includes $162.1 million of the 2005 Charges discussed below. Asset impairments, closed store costs and lease adjustments recognized in prior periods that were similar in nature to the 2005 Charges totaled $14.8 million in 2004 and $29.8 million in 2003. We regularly review actual and projected store performance and record identified asset impairment charges as a component of store and warehouse operating expenses.

Total sales in the Division increased 10% in 2005 over the prior year and 8% on a 52-week basis. This follows a 5% increase in 2004 compared to 2003. Fifty-two week comparable sales in 2005 from the 945 stores that were open for more than one year increased 3%, and ended the year with 5% comp sales in the fourth quarter. In 2004, comp sales from the 892 stores that were open for at least one year increased 3%. The increasing sales trend reflects effective merchandising and marketing efforts. During 2005, we improved the effectiveness of our inserts, became the official office supply partner of NASCAR® and continued to enroll customers in our Advantage loyalty program.
After considering the impact of the 2005 Charges, overall gross margins were higher in 2005 compared to the prior year from various merchandising initiatives. We have expanded our selection of private brands which has had a positive impact on gross margins and we expect to continue developing additional product offerings.
We continue to identify ways to lower our cost structure with a range of initiatives from lowering our energy costs with more efficient lighting and adjusting our payroll model, to enhancing the effectiveness of our advertising spend.
During 2005, we opened 100 stores using the M2 design. This follows the opening of 80 stores in 2004 and 36 stores in 2003. We anticipate opening at least 100 stores during 2006.
NORTH AMERICAN BUSINESS SOLUTIONS DIVISION

(Dollars in millions)	2005	2004	2003

Sales	$4,300.8	$4,045.5	$3,965.3
% change	6%	2%	1%

Division operating profit	$406.4	$399.5	$387.9
% of sales	9.4%	9.9%	9.8%
The 2005 Division operating profit of $406.4 million includes $62.1 million of the 2005 Charges discussed below. An additional $14.8 million to complete these projects is expected to be recognized in future periods. Also as part of the 2005 Charges, we identified supply chain network optimization activities that will result in closing some facilities and opening others. The total costs for these activities are estimated to be $16.4 million over the years 2006 through 2008 and will be recognized as plans are implemented and the related accounting recognition criteria are met. In 2004, we decided to consolidate our call centers from 13 locations to three and outsource certain activities. We recognized $3.6 million of severance and other exit-related costs from this and related activities.
Sales in our North American Business Solutions Division increased 6% in 2005, or 5% on a 52-week basis, and 2% in 2004. Sales in our contract channel increased in both 2005 and 2004 from an added sales force and changes in account management. The increase in 2005 reflects broad-based revenue growth, while the increase in 2004 sales was highest in the national accounts. During 2005, we began offering a combined catalog to the previously separate Office Depot and Viking catalog customers. After considering the impact of certain 2005 Charges, gross margin declined slightly in 2005 reflecting some shift in the mix of customers.
During 2004, we reorganized our sales force and decided to consolidate our call centers and outsource certain activities; that process was completed in the third quarter of 2005 and we have begun to see some of the anticipated benefits.
Our supply chain costs as a percent of sales benefited from operational efficiency initiatives, as well as from sales leverage. During 2005, our lower delivery expenses were partially offset by higher fuel costs.
INTERNATIONAL DIVISION

(Dollars in millions)	2005	2004	2003

Sales	$3,470.9	$3,580.8	$2,746.5
% change	(3)%	30%	67%

Division operating profit	$313.4	$431.4	$369.3
% of sales	9.0%	12.1%	13.4%
The 2005 Division operating profit of $313.4 million includes $37.7 million related to the 2005 Charges. As discussed below, the International Division anticipates an additional $84.4 million of expenses to be recognized over the three years 2006 through 2008 from function consolidations and warehouse optimization. Division operating profit in 2004 includes approximately $21.0 million of expenses similar in nature to the 2005 Charges.

Sales in our International Division declined 3% in 2005 (4% on a 52-week basis) after increasing 30% in 2004 and 67% in 2003. In local currencies, sales decreased 3% in 2005, and grew 21% in 2004 and 52% in 2003, with those increases primarily reflecting our European acquisition in mid-year 2003 and foreign currency impacts. The trend in sales reflects competitive pressures in both the contract and catalog channels and challenging economic conditions in many countries in which we do business. As part of certain initiatives associated with the 2005 Charges and other activities, we closed the contract business in one country, as well as 14 retail stores, contributing to the sales decline.
Gross profit as a percentage of sales decreased in both 2005 and 2004, reflecting competitive pressures in important product categories across channels, and in 2004 a higher mix of lower margin contract sales from a mid-2003 acquisition. In 2003 and 2004, the decrease in gross margin has been partially offset by lower net product costs achieved with higher volume sales.
For U.S. reporting, the International Division’s sales are translated into U.S. dollars at average exchange rates experienced during the year. The Division’s sales were negatively impacted by foreign currency exchange rates in 2005 by $2.5 million, and were positively impacted in 2004 by $268.7 million and in 2003 by $253.2 million. Division segment operating profit was also negatively impacted from foreign exchange rates by $1.4 million in 2005, and benefited by $36.8 million in 2004 and by $32.7 million during 2003.
CORPORATE AND OTHER
General and Administrative Expenses

(Dollars in millions)	2005	2004	2003

General and administrative expenses	$666.6	$665.8	$578.8
Percentage of sales	4.7%	4.9%	4.7%
Fiscal year 2005 general and administrative (“G&A”) expenses include approximately $20.2 million of 2005 Charges, while 2004 included approximately $21.9 million of executive and staff severance, dispute resolutions, loss on disposal of property and lease termination costs associated with property used in G&A functions. After considering these charges, the remaining change in total G&A expenses in 2005 compared to 2004 reflects the positive impacts of various cost control measures such as lowering professional fees and consolidating functions, partially offset by increases from adoption of FAS 123R and acceleration of certain variable pay and restricted stock awards earned in 2005. The increase from 2003 to 2004 reflects a full year of G&A expenses following a European acquisition in mid-2003, as well as the impact of translating all international G&A expenses at higher exchange rates.
Historically, we have not allocated our G&A expenses to our divisions. We have been analyzing and developing methods to allocate G&A and refine other existing allocations and line item classifications. We may implement this revised process in the first quarter of fiscal year 2006. These revised allocations may impact individual line items and prior period results would then be reclassified for meaningful comparison. The comments above describe how our management has historically presented our G&A expenses. Other companies may charge more or less G&A expenses and other costs to their segments, and our results therefore may not be comparable to similarly titled measures used by other entities.
Other Operating Expenses
Other operating expenses include pre-opening expenses and, in 2003, acquisition integration costs. Pre-opening expenses consist of personnel, property and advertising expenses incurred in opening or relocating stores and customer service centers (“CSCs”). On a world-wide basis, we opened or relocated 112 stores in 2005, 103 in 2004, and 64 in 2003.
In 2003, we incurred approximately $17.7 million of non-capitalizable integration costs in connection with our European acquisition in June 2003. These costs primarily related to professional consulting fees for assistance with integration, management, internal communications plans, and human resource aspects of the acquisition.

Other Income and Expense

(Dollars in millions)	2005	2004	2003

Interest income	$22.2	$20.0	$14.2
Interest expense	(32.4)	(61.1)	(54.8)
Loss on extinguishment of debt	—	(45.4)	—
Miscellaneous income, net	23.6	17.7	15.3
Interest income increased in 2005 from modestly higher interest rates and in 2004 from higher average cash and cash equivalent balances and higher interest-based investment yields.
The decrease in interest expense in 2005 reflects a reduction of interest requirements following the favorable settlement of various tax claims, as well as the impact of our redemption in December 2004 of the entire issue of the $250 million senior subordinated notes. The net loss on extinguishment of debt of $45.4 million included the make whole payment, write off of deferred issuance costs, and recognition of a previously deferred gain related to an interest rate swap. Interest expense increased in 2004 reflecting a full year of interest on the $400 million in senior notes that were issued in August 2003 at an effective interest rate of 5.87%, essentially a full year of interest on the $250 million in senior subordinated notes with an effective interest rate of 8.7%, a full year of interest on approximately $100 million outstanding under our revolving credit facility, as well as interest expense on capital leases.
Our net miscellaneous income (expense) consists of equity in the earnings of our joint venture investments, royalty and franchise income, and realized gains and impairments of other investments. Our equity-method investments are non-controlling interests in office supply selling operations outside North America, generally operating under the Office Depot brand name. Earnings from these investments increased $7.2 million in 2005 and $4.3 million in 2004. We continue to look for ways to expand our presence overseas and may enter into additional ventures or increase our investment in existing positions which could result in additional entities being consolidated in future periods. Miscellaneous income, net in 2003 also included recognition of approximately $11.8 million of net foreign currency gains, primarily resulting from holding euro investments in anticipation of a European acquisition in June 2003.
Income Taxes

(Dollars in millions)	2005	2004	2003

Income Taxes	$87.7	$125.7	$141.5
Effective income tax rate*	24%	27%	32%
* Income Taxes as a percentage of earnings from continuing operations before income taxes.
The effective income tax rates in both 2005 and 2004 reflect significant period factors. During 2005, we closed certain worldwide tax audits and adjusted provisions for uncertain tax positions. We also adjusted certain valuation allowances based on our current assessment of realization of the related deferred tax assets. This decrease was partially offset by additional tax expense from completing our plans to repatriate additional foreign earnings.
During 2004, we recognized tax expense related to our preliminary assessment of foreign earnings to be repatriated in 2005 under the provisions of the American Jobs Creation Act. We also recognized tax benefits from reducing existing valuation allowances on deferred tax assets, from audit settlements and from the release of previously recorded accruals for uncertain tax positions based on changes in the facts and circumstances.
The effective tax rate in future periods can be affected by variability in our mix of income, the tax rates in various jurisdictions, changes in rules related to accounting for income taxes, outcomes from tax audits that regularly are in process and our assessment of the need of accruals for uncertain tax positions, and therefore may be higher or lower than it has been over the past three years.

Asset Impairments, Exit Costs and Other Charges
During the third quarter of 2005, we announced a number of material charges relating to asset impairments, exit costs and other operating decisions (the “2005 Charges”). This announcement followed a wide-ranging assessment of assets and commitments which began in the second quarter of 2005. We anticipated at that time the pre-tax charges would total about $320 million over a multi-year period and indicated that the review in the International Division would continue. Our current assessment is that charges associated with these worldwide activities will total a higher amount of approximately $405.6 million. Of this amount, $282.1 million was recognized in 2005 and $51.7 million is estimated to be recognized in 2006, $51.6 million in 2007 and $20.2 million in 2008. The increase from our third quarter estimate primarily results from the International Division’s assessment of its operations and facilities and the decision to phase out the Guilbert brand in Europe. Based on their review, projects were identified relating to process changes ranging from reorganizing and centralizing certain functions to reducing or outsourcing others. Incremental expenses of $12.7 million related to these additional projects were recognized in the fourth quarter of 2005. Further, the International Division’s assessment of future distribution network optimization activities was completed and $20.6 million of additional expenses from anticipated closures were identified which are now anticipated to be incurred in future periods. The cost of these new projects, as well as the revised estimates, is included in the aggregate future year estimates above. The expenses associated with our future projects will be recognized as the individual plans are implemented and the related accounting recognition criteria are met. As with any estimate, the amounts may change when expenses are incurred. Certain of these decisions about future activities also have impacted 2005 results by $0.6 million from accelerated depreciation and similar charges.
A summary of the 2005 Charges and the line item presentation of these amounts in our accompanying Consolidated Statement of Earnings is as follows.

2005
($ in millions)	Amounts

Cost of goods sold and occupancy costs	$19.7
Store and warehouse operating and selling expenses	108.7
Asset impairments	133.5
General and administrative expenses	20.2

Total pre-tax 2005 Charges	282.1
Income tax effect	(96.8)

After-tax impact	$185.3
Per share impact	$0.59
Of the total 2005 Charges, approximately $42.2 million is expected to require cash outlay over one business cycle. An additional $34.3 million, primarily relating to longer-term lease obligations, will require cash as these obligations are liquidated over multi-year lease terms, and approximately $205.6 million is non-cash. Charges expected to be recognized in future periods include costs to close facilities and related non-vesting severance that cannot be recognized currently, as well as accelerated depreciation and amortization relating to the replacement of assets earlier than previously expected.
Significant asset impairments
In March 2004, we announced the acquisition from Toys “R” Us, Inc. of 124 former Kids “R” Us (“KRU”) retail store locations for $197 million plus the assumption of lease obligations. We indicated our intention at the time this acquisition was announced to open approximately 50 of these locations as Office Depot retail stores and to dispose of the remainder of the acquired properties. Following the acquisition, we recorded all properties planned to be disposed of at their estimated fair value, less costs to sell. Through the end of 2005, we have opened 50 stores, closed one and disposed of all but 13 of the remaining properties.
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
Even after implementing these changes, however, it became apparent that these stores would likely continue to experience operating losses and negative cash flows and were performing well below our projections. Having made this determination, we calculated that an $82.8 million impairment charge was required to reduce the carrying value of those stores to their estimated fair value. Certain stores in the KRU acquisition are meeting original expectations and no impairment has been recorded for these stores.

During 2005 we also recognized a $41.2 million impairment charge relating to our Tech Depot subsidiary (originally acquired as 4Sure.com). This unit operates as a stand-alone web-based complement to our offering of online technology products and services. As market conditions have changed for technology products we have shifted the emphasis of this subsidiary away from its original business-to-consumer focus to instead target the business-to-business customer.
We changed the leadership over this entity and decided to redeploy resources to other higher-margin parts of the North American Business Solutions Division. This decision to change the business model resulted in lower sales expectations for the balance of 2005 and for future periods. Revised cash flow projections indicated that the estimated fair value of Tech Depot was less than its carrying value and, as a result, the goodwill and other intangible assets were written down to estimated fair value.
Our International Division’s assessment of asset utilization continued into the fourth quarter of 2005. An estimated fair value based on the useful life of the Guilbert trade name had been determined at acquisition assuming its continued long-term use. The business review conducted in the fourth quarter concluded that migrating customers to the Office Depot brand name and away from the Guilbert brand would be beneficial. Accordingly, the estimated useful life of the trade name was changed to coincide with our estimate of a one-year migration period. This change in estimated life resulted in an impairment charge of $9.5 million being recognized in 2005. The remaining asset value will be amortized as an operating expense over the estimated use period.
The KRU, Tech Depot and trade name impairment charges are combined in the Consolidated Statement of Earnings on the line item titled “Asset impairments.” Following the fourth quarter review of goodwill and intangible assets in 2004, we recognized a goodwill impairment charge of $11.5 million related to our investment in Japan. That 2004 amount has been reclassified out of store and warehouse operating and selling expenses to this line for comparative purposes.
In addition to these significant asset impairment charges, we also recognized significant charges related to exit and other activities. The total exit and other charges recorded in 2005 and anticipated for future periods will be discussed below, as well as where the 2005 Charges appear in the Consolidated Statement of Earnings.
Exit activities
•	We regularly review store performance and future prospects and close under-performing locations. As part of this review, the North American Retail Division decided to close 16 stores. The costs of these exit-related activities totaled approximately $29.3 million. The charges include $0.5 million of inventory clearance, included in cost of goods sold, and the following items included in store and warehouse operating and selling expenses: $5.3 million of asset write offs, $0.3 million of severance-related costs and $23.2 million to record the liability for estimated future lease obligations, net of anticipated sublease income. All closure activity was completed by the end of 2005.
•	The North American Business Solutions Division has decided to combine two catalog offerings into one Office Depot catalog. In recent years, the distinction between the Company’s two separate catalog offerings in the United States — Office Depot and Viking — has become less clear to consumers. The internal migration of Viking to Office Depot catalogs was largely completed during 2005. As part of this consolidation, we will no longer separately market the Viking brand in the United States and will dispose of Viking-unique inventory, eliminating the need for two warehouses. Those warehouses stopped shipping merchandise by the end of 2005 and customer fulfillment has been absorbed within existing facilities. To improve efficiency and effectiveness in the Division, we are also reorganizing certain warehouse staffing functions and relocating certain sales offices to available space in retail locations. These activities are in process and should be complete by the second quarter of 2006. The charges associated with exit and consolidation activities in the North American Business Solutions Division include some changes in estimates as well as other consolidation opportunities. The cost is now estimated to be approximately $29.1 million, with $17.4 million recognized in 2005 and $11.7 million expected in 2006. Of the $17.4 million recognized in 2005, $6.6 million related to inventory clearance and disposal and is included in cost of goods sold. The following items are included in store and warehouse operating and selling expenses: $2.4 million of severance, $1.8 million for a lease termination, and $6.1 million of accelerated depreciation and amortization, asset write offs and other costs. An additional $0.5 million of severance is included in G&A expenses. The future period charges are largely accelerated depreciation and amortization over the assets’ continued use period, severance accruals and other exit costs. It should be noted that the Company presently has no plans to consolidate the Viking and Office Depot brands in Europe where the Viking brand enjoys a large and loyal customer following.

•	The International Division’s current plan is to close 9 retail stores and one warehouse, consolidate certain call center facilities and consolidate certain contract operations. Seven of the stores and the warehouse were closed by the end of 2005 and the remainder are expected to close in 2006. The International Division’s assessment of efficiency opportunities has identified further function consolidation, closures and outsourcing steps needed to improve operations. With the intent of further integrating and consolidating European operations, certain management and functional positions have been eliminated or are in the process of being restructured. The expected costs of these closure, relocation and exit activities total approximately $65.1 million, of which $25.4 million was recognized 2005, $23.8 million is anticipated in 2006, $11.9 million in 2007 and $4.0 million in 2008. Of the 2005 Charges, $0.4 million related to inventory clearance and disposal and is included in cost of goods sold, and the following amounts are included in store and warehouse operating and selling expenses: $13.7 million relates to asset write offs, $4.8 million for severance and $3.5 million for lease obligations and other costs. Severance of $3.0 million is included in G&A expenses. The anticipated future charges include additional depreciation, recognition of lease obligations following the facility’s use period, severance and other exit costs.
Other charges
•	We regularly review surplus properties which remain from prior period exit activities. The review assesses the current marketability and sublease income estimates of each of the locations. During 2005, we reached agreement to terminate many existing surplus property leases. We will continue to identify possible terminations at terms economic to the company. In addition, for some of the properties in the portfolio not terminated, we recognized a charge to adjust estimates to current marketability and sublease assumptions. The 2005 charge for lease adjustments included in store and warehouse operating and selling expenses totaled $28.4 million, including $16.4 million for terminations. We will continue to seek terminations of surplus property leases on terms that are considered beneficial.
•	Charges for other asset write downs, impairments, and accelerated depreciation and amortization of approximately $43.1 million were identified. Of this amount, $28.8 was recorded in 2005 with $11.3 million recorded in G&A expenses and $17.5 recorded in store and warehouse operating and selling expense. We expect to record $9.2 million in 2006 and $4.9 million in 2007. The current period charge primarily reflects the write off of computer software and hardware and other assets that have been taken out of service and store asset impairments of $3.4 million recognized based on our analysis of locations other than the KRU properties discussed above.
•	All other items totaled approximately $22.1 million, of which $18.8 million was recorded in 2005. The primary impact was $12.2 million related to accelerated inventory clearance activity in preparation of implementation of a new inventory management system, as well as anticipated elimination of certain inventory lines in Europe. The impact of clearance and valuation of this inventory is included in cost of goods sold. The remainder primarily relates to cancellation of certain long-term advertising and other commitments; $5.4 million is included in G&A expenses and $1.2 million is included in store and warehouse operating and selling expenses. We expect to record approximately $3.3 million for similar items in 2006.
Future period actions
In addition to the exit-related charges recognized in 2005, we anticipate closing or relocating other warehouses and distribution centers in both the North American Business Solutions Division and the International Division during fiscal years 2006 through 2008. The costs associated with these activities will be recognized in future periods as incurred.

A summary of charges by Division follows.

		Estimated
	2005
($ in millions)	Charges	2006	2007	2008	Total Charge

North American Retail Division
Exit costs	$29.3	$—	$—	$—	$29.3
KRU impairment	82.8	—	—	—	82.8
Other charges	50.0	—	—	—	50.0

Total Division	162.1	—	—	—	162.1

North American Business Solutions Division
Exit costs (excluding G&A)	16.9	11.7	—	—	28.6
Tech Depot impairment	41.2	—	—	—	41.2
Other charges	3.5	1.7	1.2	0.2	6.6
Future network optimization	0.5	1.0	5.7	9.7	16.9

Total Division	62.1	14.4	6.9	9.9	93.3

International Division
Exit costs (excluding G&A)	22.4	23.8	11.9	4.0	62.1
Asset impairment	9.5	—	—	—	9.5
Other charges	5.7	4.4	0.4	—	10.5
Future network optimization	0.1	4.6	29.0	6.3	40.0

Total Division	37.7	32.8	41.3	10.3	122.1

Total G&A	20.2	4.5	3.4	—	28.1

Total pre-tax charges	$282.1	$51.7	$51.6	$20.2	$405.6
These current and future charges are significant amounts and represent asset impairments, as well as costs incurred to facilitate organizational changes we believe important to satisfying our customer needs and strengthening our competitive position. While they are appropriately included in our operating results, management also evaluates the results that are closely tied to current transactions and activities.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We have consistently satisfied operating liquidity needs and planned capital expenditure programs through our normal conversion of sales to cash. Over the three years ended in 2005, we generated approximately $1.9 billion of cash flows from operating activities. At December 31, 2005, we had over $600.0 million available under our revolving credit facility. Our cash generating capability, along with our available credit, should satisfy our operating demands and support our current growth plans. We anticipate additional investment in our existing businesses through store openings and delivery network improvements and we will look outside the company for additional growth opportunities, as well as consider additional share repurchases. We anticipate opening at least 100 new stores during 2006 and remodeling at least 60 existing locations.
Our existing credit agreement is a $750 million unsecured multi-currency revolving credit facility, which includes up to $350 million available for standby and trade letters of credit. This facility is available through April 2010. Upon mutual agreement, the maximum borrowing may be increased to $900 million. The agreement provides borrowings up to the total amount in U.S. dollars, British pounds, euro, or yen. We may elect interest periods of one, two, three, six, nine or twelve months. Interest is based on the London Interbank Offering Rate (“LIBOR”), or a yen-based-LIBOR as appropriate, plus a spread determined at the time of usage. Based on our current credit ratings, borrowings include a spread of 0.475%. The effective interest rate on yen borrowings at the end of 2005 was 0.538%. At December 31, 2005, we had approximately $600.0 million of available credit under our revolving credit facility that includes coverage of $75.6 million of outstanding letters of credit. We had an additional $25.6 million of letters of credit outstanding under a separate trade agreement.
We are in compliance with all restrictive covenants included in our debt agreements.
We continually review our financing options. Although we currently anticipate that we will fund our 2006 operations, expansion and other activities through cash on hand, funds generated from operations, property and equipment leases and funds available under our credit facilities, we may consider alternative financing as appropriate for market conditions.
We have never paid a cash dividend on our common stock. While our board of directors regularly assesses our dividend policy, there are no current plans to declare a dividend.
Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

(Dollars in millions)	2005	2004	2003

Operating activities	$635.9	$645.9	$656.3
Investing activities	(52.2)	(426.6)	(1,184.4)
Financing activities	(630.7)	(256.5)	388.9
Operating Activities
The change in cash flow from operating activities during 2005 reflects increased contribution from the core business, after considering non-cash elements of the 2005 Charges and non-cash equity compensation, offset by the reduction of trade payables and payment of taxes. Additionally, with the adoption of FAS 123R, the presentation of tax benefits received from the exercise of stock options in excess of the tax benefit on their estimated fair value has changed from a component of operating activities to a component of financing activities in the statement of cash flows for 2005. Operating cash flow in 2004 includes the impact of higher accounts receivable balances from increased fourth quarter sales compared to 2003, as well as an increase in receivables from vendors. The higher volume of purchases finalized at the end of the year, along with the increase in promotional activity contributed to the increase in receivables from our vendors compared to 2003.
Investing Activities
During 2005, we invested $260.8 million in capital expenditures. This activity includes the opening, relocating and remodeling of retail stores in North America, as well as warehouse, logistics and infrastructure improvements in the International Division. The 2004 capital expenditures in North America include $90.6 million to acquire retail store locations in an asset purchase transaction. We also acquired retail stores in Hungary that had operated as Office Depot stores under a licensing agreement in that country.
Investing activities for 2003 include approximately $919 million for payments made in connection with our European acquisition, net of cash acquired. See Note M to our Consolidated Financial Statements for additional discussion of the purchase transaction. Investing activities in 2004 and 2003 also include $55 million and $100 million, respectively, invested in a mutual fund that primarily invests in U.S. Government agency obligations. Those funds were liquidated in 2005, resulting in a net increase of approximately $160 million to cash and cash equivalents.
Financing Activities
The Office Depot board of directors has authorized open market purchases of the company’s common stock under various repurchase plans that were in effect during the three years 2003 through 2005. Under the approved plans, we purchased 29.8 million shares in 2005 at a cost of $815.2 million; 4.0 million shares in 2004 at a cost of $65.6 million; and 3.2 million shares in 2003 at a cost of $50.1 million. The 2005 purchases completed the $500 million common stock repurchase plan authorized in September 2004 and has used $330.4 million of a $500 million common stock repurchase plan approved in October 2005. Proceeds from issuance of common stock under our employee related plans were $175.9 million in 2005, $70.6 million in 2004 and $46.7 million in 2003.
In December 2004, we redeemed the entire issue of our $250 million senior subordinated notes, pursuant to the optional redemption provisions of the subordinated notes indenture. The payment of approximately $302 million included the principal, accrued interest to the termination date, and contractual interest, discounted at the appropriate U.S. Treasury rate plus 50 basis points.
In August 2003, we issued $400 million of senior notes due August 2013. Simultaneous with completing the offering, we liquidated a treasury rate lock. The proceeds are being amortized over the term of the notes, reducing the effective interest rate to 5.87%.

Contractual Obligations
The following table summarizes our contractual cash obligations at December 31, 2005, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

(Dollars in millions)	Payments due by Period
		Less than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	After 5 years

Long-term debt obligations (1)	$675.9	$25.4	$50.7	$124.8	$475.0
Capital lease obligations (2)	150.6	16.2	21.8	17.6	95.0
Operating leases (3)	3,725.3	416.3	705.1	604.3	1,999.6
Purchase obligations (4)	93.5	51.8	36.5	5.0	0.2
Other long-term liabilities (5)	—	—	—	—	—

Total contractual cash obligations	$4,645.3	$509.7	$814.1	$751.7	$2,569.8

(1)	Long-term debt obligations include our $400 million senior notes and borrowings under our revolving credit facility, excluding any related discount. Amounts include contractual interest payments (using the interest rate as of December 31, 2005 for the revolving credit facility). Amounts due under our revolving credit facility have been classified according to its scheduled maturity in April 2010; however, we may refinance this borrowing under a future credit facility.

(2)	The present value of these obligations, are included on our Consolidated Balance Sheets. See Note E of the Notes to Consolidated Financial Statements for additional information about our capital lease obligations.

(3)	Our operating lease obligations are described in Note G of the Notes to Consolidated Financial Statements.

(4)	Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding on us that meet any of the following criteria: (1) they are noncancelable, (2) we would incur a penalty if the agreement was cancelled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services. If the obligation is noncancelable, the entire value of the contract is included in the table. If the obligation is cancelable, but we would incur a penalty if cancelled, the dollar amount of the penalty is included as a purchase obligation. If we can unilaterally terminate the agreement simply by providing a certain number of days notice or by paying a termination fee, we have included the amount of the termination fee or the amount that would be paid over the “notice period.” As of December 31, 2005, purchase obligations include television, radio and newspaper advertising, sports sponsorship commitments, telephone services, and software licenses and service and maintenance contracts for information technology. Contracts that can be unilaterally terminated without a penalty have not been included.

(5)	Our Consolidated Balance Sheet as of December 31, 2005 includes $321.5 million classified as “Deferred income taxes and other long-term liabilities.” This caption primarily consists of our net long-term deferred income taxes, the unfunded portion of our pension plans, deferred lease credits, and liabilities under our deferred compensation plans. These liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note F of the Notes to Consolidated Financial Statements for additional information regarding our deferred tax positions and Note H for a discussion of our employee benefit plans, including the pension plans and the deferred compensation plan.
In addition to the above, we have letters of credit totaling $101.5 million outstanding at the end of the year, and we have recourse for private label credit card receivables transferred to a third party. We record a fair value estimate for losses on these receivables in our financial statements. The total outstanding amount transferred to a third party at the end of the year was approximately $238.6 million.
We have no other off-balance sheet arrangements other than those disclosed on the previous Contractual Obligations and table.
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
Vendor arrangements — Each year, we enter into purchase arrangements with many of our vendors that provide for those vendors to make payments to us if and when certain conditions are met. These arrangements are generally referred to as “vendor programs,”

and typically fall into two broad categories, with some underlying sub-categories. The largest category is volume-based rebates. Generally, our product costs per unit decline as higher volumes of purchases are reached. Many of our vendor agreements provide that we pay higher per unit costs prior to reaching a predetermined milestone, at which time the vendor rebates the per unit differential on past purchases, and also applies the lower cost to future purchases until the next milestone is reached. Current accounting rules provide that companies with a sound basis for estimating their full year purchases, and therefore the ultimate rebate level, can use that estimate to value inventory and cost of goods sold throughout the year. We believe our history of purchases with many vendors provides us with a sound basis for our estimates.
If the anticipated volume of purchases is not reached, however, or if we form the belief in any given point in the year that it is not likely to be reached, cost of goods sold and the remaining inventory balances are adjusted to reflect that change in our outlook. We review sales projections and related purchases against vendor program estimates at least quarterly and adjust these balances accordingly. While vendor rebates are recognized throughout the year based on judgment and estimates, the final amounts due from vendors are generally known soon after year-end. Substantially all vendor program receivables outstanding at the end of the year are collected within the three months immediately following year-end. We believe that our historic collection rates of these receivables provide a sound basis for our estimates of anticipated vendor payments throughout the year.
We also have arrangements with our vendors that are event-based. These arrangements can take many forms, but two primary types cover (i) reimbursement for our advertising (sometimes referred to as “cooperative” or “co-op” advertising) and (ii) specific promotional activities. These advertising arrangements are classified as a reduction of product costs, reducing costs of goods sold and inventory.
Event-based arrangements include special pricing offered by certain of our vendors for a limited time, payments for special placement or promotion of a product, reimbursement of costs incurred to launch a vendor’s product, and various other special programs. These payments are classified as a reduction of costs of goods sold or inventory, as appropriate for the program. Additionally, we receive payments from vendors for certain of our activities that lower the vendor’s cost to ship their product. Such receipts are recognized as a reduction of our cost of goods sold.
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
Inventory valuation – Our selling model is predicated on the breadth and availability of our product assortment, and our profitability is dependent on high inventory turnover rates. We monitor inventory on hand by location, particularly as it relates to trailing and projected sales trends. When slow moving inventory is identified, or we decide to discontinue merchandise, we review for estimated recoverability and, if necessary, record a charge to reduce the carrying value to our assessment of the lower of cost or market. This assessment is based on the quality of the merchandise, the rate of sale, and our assessment of market conditions. Additional cost adjustments and sales markdowns will be taken as considered appropriate until the product is sold or otherwise disposed. Estimates and judgments are required in determining what items to stock and at what level, and what items to discontinue and how to value them prior to sale.
Intangible asset testing – Absent any circumstances that warrant testing at another time, we test for goodwill and non-amortizing intangible asset impairment as part of our year-end closing process.
Our goodwill testing consists of comparing the estimated fair values of each of our reporting units to their carrying amounts, including recorded goodwill. We estimate the fair values of each of our reporting units by discounting their projected future cash flows. Our projections are based on the budget for the succeeding year and multi-year forecasts. Developing these future cash flow projections requires us to make significant assumptions and estimates regarding the sales, gross margin and operating expenses of our reporting units, as well as economic conditions and the impact of planned business or operational strategies. Should future results or economic events cause a change in our projected cash flows, or should our operating plans or business model change, future determinations of fair value may not support the carrying amount of one or more of our reporting units, and the related goodwill would need to be written down to an amount considered recoverable. Any such write down would be included in the operating expenses of the business unit. Because of changes in circumstances that occurred in 2005, we tested for goodwill impairment at our Tech Depot subsidiary at that time and recorded an impairment charge. We also recognized an impairment charge in 2005 at the time we committed to a phase out plan relating to a previously non-amortizing intangible asset. Additionally, a goodwill impairment charge was recognized in 2004 because the performance of our business in Japan did not meet the assumptions used in the prior year’s testing of goodwill. While we make reasoned estimates of future performance, actual results below these expectations, or changes in business direction can result in additional impairment charges in future periods.

Closed store reserves and asset impairments – We assess on a regular basis the performance of each retail store against historic patterns and projections of future profitability. These assessments are based on management’s estimates for sales growth, gross margin attainments, and cash flow generation. If, as a result of these evaluations, management determines that a store will not achieve certain targets, the decision may be made to close the store. When a store is no longer used for operating purposes, we recognize a liability for the remaining costs related to the property, reduced by an estimate of any sublease income. The calculation of this liability requires us to make assumptions and to apply judgment regarding the remaining term of the lease (including vacancy period), anticipated sublease income, and costs associated with vacating the premises. With assistance from independent third parties to assess market conditions, we periodically review these judgments and estimates and adjust the liability accordingly. We adjusted the carrying value of some of these obligations as part of the 2005 Charges and similar lease obligation adjustments were recognized in 2003. Future fluctuations in the economy and the market demand for commercial properties could result in material changes in this liability. Costs associated with facility closures are included in store and warehouse operating expenses.
In addition to the decision about whether or not to close a store, store assets are regularly reviewed for recoverability of their carrying amounts. The recoverability assessment requires judgment and estimates of a store’s future cash flows. New stores may require years to develop a customer base necessary to achieve expected cash flows and we typically do not test for impairment during this early stage. However, if in subsequent periods, the anticipated cash flows of a store cannot support the carrying amount of the store’s assets, an impairment charge is recorded to operations as a component of operating and selling expenses. To the extent that management’s estimates of future performance are not realized, future assessments could result in material impairment charges. As discussed above, the 2005 Charges include significant impairment charges.
Income taxes – Income tax accounting requires management to make estimates and apply judgments to events that will be recognized in one period under rules that apply to financial reporting and in a different period in the company’s tax returns. In particular, judgment is required when estimating the value of future tax deductions, tax credits, and net operating loss carryforwards (NOLs), as represented by deferred tax assets. When we believe the recovery of all or a portion of a deferred tax asset is not likely, we establish a valuation allowance. Generally, changes in judgments that increase or decrease these valuation allowances impact current earnings. Decreases in valuation allowances associated with NOLs acquired in a business combination reduce goodwill.
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
We file our tax returns based on our best understanding of the appropriate tax rules and regulations. However, complexities in the rules and our operations, as well as positions taken publicly by the taxing authorities may lead us to conclude that accruals for uncertain tax positions are required. We generally maintain accruals for uncertain tax positions until examination of the tax year is completed by the taxing authority, available review periods expire, or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount. The Financial Accounting Standards Board has been evaluating the accounting for uncertain tax positions and is likely to issue guidance during 2006 for all companies to follow. We believe our current processes are consistent with accounting principles generally accepted in the United States of America.
SIGNIFICANT TRENDS, DEVELOPMENTS AND UNCERTAINTIES
Over the years, we have seen continued development and growth of competitors in all segments of our business. In particular, mass merchandisers and warehouse clubs, as well as grocery and drugstore chains, have increased their assortment of home office merchandise, attracting additional back-to-school customers and year-round casual shoppers. We also face competition from other office supply superstores that compete directly with us in numerous markets. This competition is likely to result in increased competitive pressures on pricing, product selection and services provided. Many of these retail competitors, including discounters, warehouse clubs, and drug stores and grocery chains, carry basic office supply products. Some of them have also begun to feature technology products. Many of them price certain of these offerings lower than we do, but they have not shown an indication of greatly expanding their somewhat limited product offerings at this time. This trend towards a proliferation of retailers offering a limited assortment of office products is a potentially serious trend in our industry.
We have also seen growth in competitors that offer office products over the internet, featuring special purchase incentives and one-time deals (such as close-outs). Through our own successful internet and business-to-business web sites, we believe that we have positioned ourselves competitively in the e-commerce arena.

Another trend in our industry has been consolidation, as competitors in office supply stores and the copy/print channel have been acquired and consolidated into larger, well-capitalized corporations. This trend towards consolidation, coupled with acquisitions by financially strong organizations, is potentially a significant trend in our industry.
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
Interest Rate Risk
We are exposed to the impact of interest rate changes on cash equivalents and debt obligations. The impact on cash and short-term investments held at the end of 2005 from a hypothetical 10% decrease in interest rates would be a decrease in interest income of approximately $2.0 million in 2005.
Market risk associated with our debt portfolio is summarized below:

	2005			2004
(Dollars in thousands)	Carrying	Fair	Risk	Carrying	Fair	Risk
	Value	Value	Sensitivity	Value	Value	Sensitivity
$400 million senior notes	$400,595	$417,405	$12,725	$403,771	$433,200	$14,800

Revolving Credit Facility (1)	$64,996	$64,996	$325	$103,068	$103,068	$515

(1) Including current maturities.
The risk sensitivity of fixed rate debt reflects the estimated increase in fair value from a 50 basis point decrease in interest rates, calculated on a discounted cash flow basis. The sensitivity of variable rate debt reflects the possible increase in interest expense during the next period from a 50 basis point change in interest rates prevailing at year-end.
In 2004, we entered into a series of interest rate swap agreements to receive fixed and pay floating rates, converting the equivalent of $400 million of this portfolio to variable rate debt through 2013. Those swaps were closed during 2005 and the gain is being amortized over the remaining life of the related debt obligation.
Foreign Exchange Rate Risk
We conduct business in various countries outside the United States where the functional currency of the country is not the U.S. dollar. Our expansion in Europe in recent years increased the proportion of our operations in countries with euro and British pound functional currencies. The weakening of the U.S. dollar compared to other currencies, primarily the euro and British pound, has positively impacted our results during 2004 and 2003 by increasing reported sales and operating profit; however, a strengthening of the U.S. dollar during 2005 adversely impacted our results. We continue to assess our exposure to foreign currency fluctuation against the U.S. dollar. As of December 31, 2005, a 10% change in the applicable foreign exchange rates would result in an increase or decrease in our operating profit of approximately $11 million.
Although operations generally are conducted in the relevant local currency, we are also subject to foreign exchange transaction exposure when our subsidiaries transact business in a currency other than their own functional currency. This exposure arises primarily from a limited amount of inventory purchases in a foreign currency. Foreign exchange forward contracts to hedge certain inventory exposures were $55 million at their highest point during 2005. Also during 2005, we were in the process of assessing the one-time benefits of repatriating cash held in our European subsidiaries. As this analysis was being completed and as cash was moving through various foreign entities, some with different functional currencies, we entered into foreign currency forward transactions to protect against currency movements.

Generally, we view our international businesses internally by focusing on the “local currency” results of the business, and not with regard to the translation into U.S. dollars, as the latter is generally beyond our control.
INFLATION AND SEASONALITY
Although we cannot determine the precise effects of inflation on our business, we do not believe inflation has a material impact on our sales or the results of our operations. We consider our business to be only somewhat seasonal, with sales in our North American Retail Division slightly lower during the second quarter.
NEW ACCOUNTING STANDARDS
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. This Standard retained accounting guidance related to changes in estimates, changes in a reporting entity and error corrections. However, changes in accounting principles must be accounted for retrospectively by modifying the financial statements of prior periods unless it is impracticable to do so. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not believe adoption of this Standard will have a material impact on our financial condition, results of operations or cash flows.
In October 2005, the FASB Staff issued Position No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period. This FSP indicates that rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense and not capitalized to the project. This FSP is applicable to reporting periods beginning after December 15, 2005. We do not believe this FSP will have a material impact on our financial condition, results of operations or cash flows.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 (the “Act”) provides protection from liability in private lawsuits for “forward-looking” statements made by public companies under certain circumstances, provided that the public company discloses with specificity the risk factors that may impact its future results. We want to take advantage of the “safe harbor” provisions of the Act. This Annual Report contains both historical information and other information that you can use to infer future performance. Examples of historical information include our annual financial statements and the commentary on past performance contained in our MD&A. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that, with the exception of information that is historical, all the information contained in this Annual Report should be considered to be “forward-looking statements” as referred to in the Act. Without limiting the generality of the preceding sentence, any time we use the words “estimate,” “project,” “intend,” “expect,” “believe,” “anticipate,” “continue” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. Certain information in our MD&A is clearly forward-looking in nature, and without limiting the generality of the preceding cautionary statements, we specifically advise you to consider all of our MD&A in the light of the cautionary statements set forth herein.
Forward-looking information involves future risks and uncertainties. Much of the information in this report that looks towards future performance of our company is based on various factors and important assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements in this Report. Significant factors that could impact our future results are provided in Item 1A. Risk Factors included in our 2005 Annual Report on Form 10-K. Other risk factors are incorporated into the text of our MD&A, which should itself be considered a statement of future risks and uncertainties, as well as management’s view of our businesses.
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

Item 8. Financial Statements and Supplementary Data.
See Item 15(a) in Part IV.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
The company’s management, with the participation of the company’s Chief Financial Officer and the company’s Chief Executive Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the corporation’s disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this report is made known to them by others on a timely basis and that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Information with respect to our directors and the nomination process is incorporated herein by reference to the information “Election of Directors/Biographical Information on the Candidates” and “How Nominees to our Board are Selected” in the Proxy Statement for our 2006 Annual Meeting of Shareholders.
Information regarding our audit committee and our audit committee financial experts is incorporated by reference to the information “Committees of our Board” and “Audit Committee Report” in the Proxy Statement for our 2006 Annual Meeting of Shareholders.
Information required by Item 405 of Regulation S-K is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2006 Annual Meeting of Shareholders.
We have adopted a Code of Ethical Behavior in compliance with applicable rules of the Securities and Exchange Commission that applies to its principal executive officer, its principal financial officer, and its principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethical Behavior is available free of charge on the “Investor Relations” section of our web site at www.offficedepot.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethical Behavior by posting such information on our web site at the address and location specified above.
Item 11. Executive Compensation.
Information with respect to executive compensation is incorporated herein by reference to the information under the caption “Executive Compensation” in the Proxy Statement for our 2006 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the caption “Stock Ownership Information” in the Proxy Statement for our 2006 Annual Meeting of Shareholders.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information regarding compensation plans under which Office Depot equity securities are authorized for issuance as of December 31, 2005:

Number of
securities to be
	issued upon	Weighted-average	Number of
	exercise of	exercise price of	securities remaining
	outstanding	outstanding	available for future
	options, warrants,	options, warrants	issuance under equity
	and rights	and rights	compensation plans
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders:

Long-Term Equity Incentive Plan (including the Long-Term Incentive Stock Plan) (1)	16,806,110	$17.20	12,435,278	(2)
Employee Stock Purchase Plan (ESPP)	Not Applicable	Not Applicable	276,191	(3)
Retirement Savings Plans	Not Applicable	Not Applicable	Not Applicable (3)

Equity compensation plans not approved by security holders:
None	—	Not Applicable	—

Total	16,806,110	$17.20	12,711,469

(1)	Outstanding options under the Long-Term Incentive Stock Plan are satisfied with available securities from the Long-Term Equity Incentive Plan.

(2)	As of December 31, 2005, the number of securities remaining available for future issuance has been reduced by approximately 4.2 million shares of restricted stock.

(3)	We currently settle essentially all share needs under the ESPP, the 401(k) Plan, and related deferred compensation plan, by open market purchases through the respective plan administrators. The number of securities remaining available for future issuance has been adjusted for activity prior to open market settlement conversion.
For a description of the equity compensation plans above, see Note H — Employee Benefit Plans included under the heading “Notes to Consolidated Financial Statements.”
Item 13. Certain Relationships and Related Transactions.
Information with respect to such contractual relationships is incorporated herein by reference to the information in the Proxy Statement for our 2006 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services.
Information with respect to principal accounting fees and services and pre-approval policies are incorporated herein by reference to the information under the captions “Information About Our Independent Accountants,” “Audit & Other Fees,” and “All Other Fees” in the Proxy Statement for our 2006 Annual Meeting of Shareholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a) The following documents are filed as a part of this report:
1.	The financial statements listed in “Index to Financial Statements.”

2.	The financial statement schedules listed in “Index to Financial Statement Schedule.”

3.	The exhibits listed in the “Index to Exhibits.”

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of February 2006.

OFFICE DEPOT, INC.
By /s/ STEVE ODLAND
Steve Odland
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 15, 2006.

Signature	Capacity

/s/ STEVE ODLAND Steve Odland	Chief Executive Officer (Principal Executive Officer) and Chairman, Board of Directors
/s/ PATRICIA McKAY Patricia McKay	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ RANDY T. PIANIN Randy T. Pianin	Senior Vice President, Finance and Controller (Principal Accounting Officer)
/s/ LEE A. AULT, III Lee A. Ault, III	Director
/s/ NEIL R. AUSTRIAN Neil R. Austrian	Director
/s/ DAVID W. BERNAUER David W. Bernauer	Director
/s/ ABELARDO E. BRU Abelardo E. Bru	Director
/s/ DAVID I. FUENTE David I. Fuente	Director
/s/ BRENDA J. GAINES Brenda J. Gaines	Director
/s/ MYRA M. HART Myra M. Hart	Director
/s/ W. SCOTT HEDRICK W. Scott Hedrick	Director
/s/ JAMES L. HESKETT James L. Heskett	Director
/s/ MICHAEL J. MYERS Michael J. Myers	Director

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
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
Based on our assessment, management believes that, as of December 31, 2005, the company’s internal control over financial reporting is effective.
The company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our assessment of the company’s internal control over financial reporting. Their report appears on the following page.

/s/ STEVE ODLAND
Steve Odland
Chief Executive Officer and Chairman, Board of Directors
February 15, 2006

/s/ PATRICIA McKAY
Patricia McKay
Executive Vice President and Chief Financial Officer
February 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Office Depot, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Office Depot, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated February 13, 2006 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Fort Lauderdale, Florida
February 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Office Depot, Inc.:
We have audited the accompanying consolidated balance sheets of Office Depot, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and December 25, 2004 and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Office Depot, Inc. and subsidiaries at December 31, 2005 and December 25, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
As discussed in Note N to the consolidated financial statements, in 2003 the Company changed its method of accounting for cooperative advertising arrangements to conform to the requirements of Emerging Issues Task Force Issue No. 02-16 upon adoption of such guidance.
/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Fort Lauderdale, Florida
February 13, 2006

OFFICE DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	December 25,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$703,197	$793,727
Short-term investments	200	161,133
Receivables, net of allowances of $40,122 in 2005 and $38,007 in 2004	1,232,107	1,303,888
Merchandise inventories, net	1,360,274	1,408,778
Deferred income taxes	136,998	133,282
Prepaid expenses and other current assets	97,286	142,350

Total current assets	3,530,062	3,943,158
Property and equipment, net	1,311,737	1,463,028
Goodwill	881,182	1,049,669
Other assets	375,544	338,483

Total assets	$6,098,525	$6,794,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,324,198	$1,569,862
Accrued expenses and other current liabilities	979,796	900,086
Income taxes payable	117,487	133,266
Short-term borrowings and current maturities of long-term debt	47,270	15,763

Total current liabilities	2,468,751	2,618,977
Deferred income taxes and other long-term liabilities	321,455	368,633
Long-term debt, net of current maturities	569,098	583,680
Commitments and contingencies
Stockholders’ equity:
Common stock — authorized 800,000,000 shares of $.01 par value; issued 419,812,671 in 2005 and 404,925,515 in 2004	4,198	4,049
Additional paid-in capital	1,517,373	1,257,619
Unamortized value of long-term incentive stock grant	—	(2,125)
Accumulated other comprehensive income	140,745	339,708
Retained earnings	2,867,067	2,593,275
Treasury stock, at cost — 122,787,210 shares in 2005 and 92,623,768 shares in 2004	(1,790,162)	(969,478)

Total stockholders’ equity	2,739,221	3,223,048

Total liabilities and stockholders’ equity	$6,098,525	$6,794,338

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

	2005	2004	2003

Sales	$14,278,944	$13,564,699	$12,358,566
Cost of goods sold and occupancy costs	9,886,921	9,308,560	8,483,820

Gross profit	4,392,023	4,256,139	3,874,746

Store and warehouse operating and selling expenses	3,220,081	3,025,729	2,807,112
Asset impairments	133,483	11,528	—
General and administrative expenses	666,563	665,825	578,840
Other operating expenses	23,854	23,080	22,809

Operating profit	348,042	529,977	465,985

Other income (expense):
Interest income	22,204	20,042	14,196
Interest expense	(32,380)	(61,108)	(54,805)
Loss on extinguishment of debt	—	(45,407)	—
Miscellaneous income , net	23,649	17,729	15,392

Earnings from continuing operations before income taxes and cumulative effect of accounting change	361,515	461,233	440,768
Income taxes	87,723	125,729	141,524

Earnings from continuing operations before cumulative effect of accounting change	273,792	335,504	299,244
Discontinued operations, net	—	—	176
Cumulative effect of accounting change, net	—	—	(25,905)

Net earnings	$273,792	$335,504	$273,515

Earnings per share from continuing operations before cumulative effect of accounting change:
Basic	$0.88	$1.08	$0.97
Diluted	0.87	1.06	0.95

Cumulative effect of accounting change:
Basic	$—	$—	$(0.08)
Diluted	—	—	(0.08)

Net earnings per share:
Basic	$0.88	$1.08	$0.88
Diluted	0.87	1.06	0.87

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

				Unamortized	Accumulated
	Common	Common	Additional	Value of Long-	Other	Compre-
	Stock	Stock	Paid-in	Term Incentive	Comprehensive	hensive	Retained	Treasury
	Shares	Amount	Capital	Stock Grant	Income (Loss)	Income	Earnings	Stock

Balance at December 28, 2002	393,905,052	$3,939	$1,118,028	$(1,295)	$1,165		$1,984,256	$(853,167)
Comprehensive income:
Net earnings						$273,515	273,515
Foreign currency translation adjustment					197,570	197,570
Proceeds from cash flow hedge, net of amortization					16,029	10,095

Comprehensive income						$481,180

Acquisition of treasury stock								(50,064)
Grant of long-term incentive stock	60,000	1	867	(867)
Cancellation of long-term incentive stock	(4,500)		(75)	75
Exercise of stock options (including income tax benefits and withholding)	4,850,481	48	57,710					(358)
Issuance of stock under employee stock purchase plans	11,709		(1,056)
Direct Stock Purchase Plans			23					52
Amortization of long-term incentive stock grant				725

Balance at December 27, 2003	398,822,742	3,988	1,175,497	(1,362)	214,764		2,257,771	(903,537)
Comprehensive income:
Net earnings						$335,504	335,504
Foreign currency translation adjustment					126,603	126,603
Amortization of gain on cash flow hedge					(1,659)	(1,045)

Comprehensive income						$461,062

Acquisition of treasury stock								(65,578)
Grant of long-term incentive stock	105,531	1	1,700	(1,700)
Cancellation of long-term incentive stock	(32,304)		(186)	186
Exercise of stock options (including income tax benefits and withholding)	6,029,546	60	81,695					(400)
Issuance of stock under employee stock purchase plans			(1,114)
Direct Stock Purchase Plans			27					37
Amortization of long-term incentive stock grant				751

Balance at December 25, 2004	404,925,515	4,049	1,257,619	(2,125)	339,708		2,593,275	(969,478)
Comprehensive income:
Net earnings						$273,792	273,792
Foreign currency translation adjustment					(197,273)	(197,273)
Amortization of gain on cash flow hedge					(1,690)	(1,065)

Comprehensive income						$75,454

Acquisition of treasury stock								(815,236)
Adoption of FAS123R			(2,125)	2,125
Grant of long-term incentive stock	3,676,229	37	(37)					988
Cancellation of long-term incentive stock	(19,167)
Forfeiture of restricted stock			4,491					(4,491)
Exercise of stock options (including income tax benefits and withholding)	11,118,091	111	206,559					(1,984)
Issuance of stock under employee stock purchase plans	112,003	1	969
Direct Stock Purchase Plans			57					39
Amortization of long-term incentive stock grant			49,840

Balance at December 31, 2005	419,812,671	$4,198	$1,517,373	—	$140,745		$2,867,067	$(1,790,162)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net earnings	$273,792	$335,504	$273,515
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change, net	—	—	25,905
Depreciation and amortization	268,098	269,166	253,217
Charges for losses on inventories and receivables	92,136	87,927	118,282
Net earnings from equity method investments	(23,394)	(16,171)	(11,056)
Compensation expense for share-based payments	49,328	751	725
Deferred income tax provision	(109,946)	10,889	31,746
(Gain) loss on disposition of assets	(7,947)	(3,242)	6,912
Facility closure costs and impairment charges	47,166	13,263	26,675
Asset impairments	133,483	11,528	—
Other operating activities	10,563	(4,749)	25,429
Changes in assets and liabilities:
Decrease (increase) in receivables	4,397	(150,821)	30,171
Increase in merchandise inventories	(49,096)	(114,160)	(52,419)
Net decrease (increase) in prepaid expenses and other assets	24,605	(20,615)	4,935
Net (decrease) increase in accounts payable, accrued expenses and deferred credits	(77,315)	226,595	(77,757)

Total adjustments	362,078	310,361	382,765

Net cash provided by operating activities	635,870	645,865	656,280

Cash flows from investing activities:
Purchase of short-term investments	(2,037,015)	(67,975)	(100,000)
Sale of short-term investments	2,196,962	5,000	6,435
Acquisition, net of cash acquired	—	(7,900)	(918,966)
Capital expenditures	(260,773)	(391,222)	(216,481)
Acquisition of properties held for sale	—	(19,570)	—
Proceeds from sale of business	—	—	36,210
Proceeds from disposition of assets and deposits received	48,629	55,061	8,425

Net cash used in investing activities	(52,197)	(426,606)	(1,184,377)

Cash flows from financing activities:
Net proceeds from exercise of stock options and sale of stock under employee stock purchase plans	175,898	70,592	46,664
Tax benefit from employee share-based exercises	23,024	—	—
Acquisition of treasury stock	(815,236)	(65,578)	(50,064)
Proceeds from issuance of notes	—	—	398,880
Proceeds from issuance of borrowings	24,490	—	28,505
Payments on long- and short-term borrowings	(38,901)	(11,491)	(35,134)
Redemption of notes	—	(250,000)	—

Net cash (used in) provided by financing activities	(630,725)	(256,477)	388,851

Effect of exchange rate changes on cash and cash equivalents	(43,478)	40,056	53,047

Net (decrease) increase in cash and cash equivalents	(90,530)	2,838	(86,199)
Cash and cash equivalents at beginning of period	793,727	790,889	877,088

Cash and cash equivalents at end of period	$703,197	$793,727	$790,889

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business: Office Depot, Inc. is a global supplier of office products and services, with sales in 20 countries outside the United States and Canada under the Office Depot® brand and other proprietary brand names. Products and services are offered through wholly owned retail stores, contract business-to-business sales relationships, commercial catalogs and multiple web sites.
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
Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentation.
Fiscal Year: Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Our fiscal 2005 financial statements consisted of 53 weeks, with the additional week occurring in our fourth quarter; all other periods presented in our consolidated financial statements consisted of 52 weeks.
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
Monetary assets and liabilities denominated in a currency other than a consolidated entity’s functional currency result in transaction gains or losses from the remeasurement at spot rates at the end of the period. Foreign currency gains and losses that relate to non-operational accounts, such as cash and investments, are recorded in miscellaneous income (expense), net in the Consolidated Statements of Earnings. During 2003, approximately $11.8 million was recognized as a foreign currency gain resulting from holding euro investments in a dollar functional currency subsidiary in advance of an acquisition. Foreign currency gains and losses on operational accounts, such as receivables and payables, are included as a component of operating expenses, though historically these amounts have been immaterial.
Cash Equivalents: All short-term highly liquid securities with maturities of three months or less from the date of acquisition are classified as cash equivalents.
Short-term Investments: Investments in debt and auction rate securities are classified as available-for-sale and are reported at fair market value, based on quoted market prices using the specific identification method. Unrealized gains and losses, net of applicable income taxes, are reported as a component of other comprehensive income. Interest earned on these funds is used to purchase additional units. The historical cost and fair value of this investment was $0.2 million and $161.1 million at December 31, 2005 and December 25, 2004, respectively. There were no unrealized gains or losses at either period.
Receivables: Trade receivables, net, totaled $766.5 million and $871.7 million at December 31, 2005 and December 25, 2004, respectively. An allowance for doubtful accounts has been recorded to reduce receivables to an amount expected to be collectible from customers. The allowance recorded at December 31, 2005 and December 25, 2004 was $40.1 million and $38.0 million, respectively. Receivables generated through a private label credit card program are transferred to financial services companies, a portion of which have recourse to Office Depot. The estimated fair value liability associated with risk of loss is included in accrued expenses.
Our exposure to credit risk associated with trade receivables is limited by having a large customer base that extends across many different industries and geographic regions. However, receivables may be adversely affected by an economic slowdown in the U.S. or internationally. No single customer accounted for more than 5% of our total sales in 2005, 2004 or 2003.
Other receivables are $465.6 million and $432.2 million as of December 31, 2005 and December 25, 2004, respectively, of which $388.2 and $356.8 are amounts due from vendors under purchase rebate, cooperative advertising and various other marketing programs. These vendor receivables are net of collection allowances of $19.4 million and $11.0 million at December 31, 2005 and December 25, 2004, respectively.

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
On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. Among other items, the Act created a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%, versus the U.S. federal statutory rate of 35%. In the fourth quarter of 2004, we recorded an initial estimated income tax charge of $11.5 million based on the decision to repatriate $200 million. During 2005, we recorded an additional income tax charge of $5.2 million on additional repatriation of $200 million. As of December 31, 2005, we have repatriated all of the expected $400 million in foreign earnings.
U.S. income taxes have not been provided on remaining undistributed earnings of foreign subsidiaries, which were approximately $1,109.8 million as of December 31, 2005. We have reinvested such earnings overseas in foreign operations indefinitely and expect that future earnings will also be reinvested overseas indefinitely.
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
Goodwill and Other Intangible Assets: Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. Accounting rules require that we test at least annually for possible goodwill impairment. Unless conditions warrant earlier action, we perform our test in the fourth quarter of each year using a discounted cash flow analysis that requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. During 2005, we recognized an impairment charge of $41.2 million related to goodwill and certain intangible assets held in our Tech Depot subsidiary. A goodwill impairment charge of $11.5 million was recognized in 2004 related to our investment in Japan. These charges are included in the asset impairments line in the Consolidated Statements of Earnings.
We amortize the cost of other intangible assets over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested as appropriate for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Unless conditions warrant earlier action, intangible assets with indefinite lives are tested annually for impairment during the fourth quarter and written down to fair value as required. During 2005, an impairment charge of approximately $9.5 million was recorded following a change in the estimated useful life of a trade name; the charge is included in the asset impairment line in the Consolidated Statements of Earnings. See Note D for goodwill and intangible asset balances and Note B for discussion of material 2005 impairment charges.
Impairment of Long-Lived Assets: Long-lived assets are reviewed for possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is assessed at the location level, considering the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized based on the fair value of the asset less any costs of disposition. Impairment losses of $3.4 million, $3.9 million and $2.7 million were recognized in 2005, 2004 and 2003, respectively, relating to certain under-performing retail stores. Additionally, see Note B for discussion of material asset impairment charges recognized in 2005.
Facility Closure Costs: We regularly review store performance against expectations and close stores not meeting our investment requirements. Costs associated with store closures, principally lease cancellation costs, are recognized when the facility is no longer used in an operating capacity or when a liability has been incurred. Store assets are also reviewed for possible impairment, or reduction of estimated useful lives.
Accruals for facility closure costs are based on the future commitments under contracts, adjusted for anticipated sublease and termination benefits. During 2005, we recorded a $28.4 million charge to terminate certain existing commitments and to adjust the remaining commitments to current market values. An additional charge of $23.2 million was recorded for lease obligations and terminations in connection with the closure of 16 retail stores in 2005. See Note B for related information. A similar review of closed store commitments was conducted during 2003 resulting in a charge of $23.9 million. The accrued balance relating to our future commitments under operating leases for our closed stores was $69.1 million and $58.8 million at December 31, 2005 and December 25, 2004, respectively.

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

Interest Rate Swaps and Foreign Currency Contracts: The fair values of our interest rate swaps and foreign currency contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current interest and exchange rates. During 2004, we entered into a series of fixed-for-variable interest rate swaps as fair value hedges on $400 million of senior notes. The swap agreements were terminated during 2005.

There were no significant differences between the carrying values and fair values of the financial instruments as of December 31, 2005 and December 25, 2004, except as disclosed below:

	2005		2004
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value

$400 million senior notes	$400,595	$417,405	$403,771	$433,200
Accounting for Stock-Based Compensation: We have historically followed Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) when accounting for stock-based employee compensation. Under these rules, the value of certain awards, such as our restricted stock programs, has been included as an expense over the award’s vesting period. Our stock option awards, however, generally were granted with exercise prices equal to the grant date share price resulting in no compensation expense under APB 25. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite service period. Prior to issuance of FAS 123R, the pro forma impact from recognition of the estimated fair value of stock options granted to employees has been disclosed in our footnotes.
During the third quarter 2005, we elected to adopt FAS 123R in advance of the mandatory adoption date of the first quarter of 2006 to better reflect the full cost of employee compensation. We adopted FAS 123R using the modified prospective method, which requires us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of FAS 123R.
In addition to requiring fair value expense recognition, FAS 123R modifies the cash flow statement presentation of actual tax benefits in excess of the amount provided on the fair value expense. Such benefits are now to be presented as a component of financing activities rather than the previous presentation as a component of operating activities. Beginning with the third quarter of 2005, we modified our statement of cash flows presentation to report the excess tax benefits from the exercise of stock options as financing cash flows.
The fair value concepts were not changed significantly in FAS 123R; however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. After assessing these alternatives, we decided to continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant. We will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate for us, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. We have previously estimated forfeitures in our expense calculation for pro forma footnote disclosure and no change in that methodology was made upon adoption of FAS 123R.
In 2005, we changed the composition of employee grants to include a mix of restricted stock awards (referred to as “non-vested” awards in FAS 123R) and stock options. Amortization of the fair value of the restricted stock has been included in our results since the grant date and totaled approximately $37.5 million before tax benefits. This amount includes shares granted in lieu of stock options, shares for a multi-year officer retention plan and shares issued to officers hired during 2005. Unearned portions of restricted stock grants total approximately $19.5 million.

Had compensation cost for awards under our stock-based compensation plans been determined using the fair value method prescribed by Statement of Financial Accounting Standard (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended, we would have recognized additional compensation expense. The previously-disclosed pro forma effects are presented below. The pro forma amounts for 2005 reflect the impact for the first six months of the year, prior to the adoption of FAS 123R.

(In thousands, except per share amounts)	2005	2004	2003

Net earnings:
As reported	$273,792	$335,504	$273,515
Pro forma	270,557	315,960	251,086
Basic earnings per share:
As reported	$0.88	$1.08	$0.88
Pro forma	0.87	1.01	0.81
Diluted earnings per share:
As reported	$0.87	$1.06	$0.87
Pro forma	0.86	1.00	0.80
The fair value of each stock option granted is established on the date of the grant using the Black-Scholes option pricing model. The weighted average fair values of options granted during 2005, 2004, and 2003 were $7.24, $4.43, and $4.17, respectively, using the following weighted average assumptions for grants:
•	Risk-free interest rates of 3.8% for 2005, 2.64% for 2004, and 2.59% for 2003

•	Expected lives of 5.0, 4.5 and 4.3 years for 2005, 2004, 2003, respectively

•	A dividend yield of zero for all three years

•	Expected volatility ranging from 30% to 32% for 2005, 35% for 2004, and 40% for 2003
Revenue Recognition: Revenue is recognized at the point of sale for retail transactions and at the time of successful delivery for contract, catalog and internet sales. We use judgment in estimating sales returns, considering numerous factors such as current overall and industry-specific economic conditions and historical sales return rates. Although we consider our sales return reserves to be adequate and proper, changes in historical customer patterns could require adjustments to the provision for returns. We also record reductions to our revenues for customer programs and incentive offerings including special pricing agreements, certain promotions and other volume-based incentives. Revenue from sales of extended warranty service plans is either recognized at the point of sale or over the warranty period, depending on the determination of legal obligor status. All performance obligations and risk of loss associated with such contracts are transferred to an unrelated third-party administrator at the time the contracts are sold. Costs associated with these contracts are recognized in the same period as the related revenue.
Shipping and Handling Fees and Costs: Income generated from shipping and handling fees is classified as revenues for all periods presented. Freight costs incurred to bring merchandise to stores and warehouses are included as a component of inventory and costs of goods sold. Freight costs incurred to ship merchandise to customers are recorded as a component of store and warehouse operating and selling expenses. Shipping costs, combined with warehouse handling costs, totaled $829.1 million in 2005, $940.0 million in 2004 and $827.7 million in 2003.
Advertising: Advertising costs are either charged to expense when incurred or, in the case of direct marketing advertising, capitalized and amortized in proportion to the related revenues.
We participate in cooperative advertising programs with our vendors in which they reimburse us for a portion of our advertising costs. Prior to 2003, these vendor arrangements reduced advertising expense for the period. Following a change in accounting rules that became effective at the beginning of fiscal year 2003, we now classify such reimbursements as a reduction of the costs of our inventory and cost of goods sold (see Note N). Advertising expense recognized was $549.6 million in 2005, $571.5 million in 2004 and $546.9 million in 2003.
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
Derivative Financial Instruments: Certain derivative financial instruments may be used to hedge the exposure to foreign currency exchange rate, fuel price change and interest rate risks, subject to an established risk management policy. Financial instruments authorized under this policy include swaps, options, caps, forwards and futures. Use of derivative financial instruments for trading or speculative purposes is prohibited by company policies.
Vendor Arrangements: We enter into arrangements with many of our vendors that entitle us to a partial refund of the cost of merchandise purchased during the year, or payments for reimbursement of certain costs we incur to advertise or otherwise promote their product. The volume-based rebates, supported by a vendor agreement, are estimated throughout the year and reduce the cost of inventory and cost of goods sold during the year. This estimate is regularly monitored and adjusted for current or anticipated changes in purchase levels and for sales activity. Other promotional rebates are generally event-based and are recognized as a reduction of cost of goods sold or inventory, as appropriate based on the type of promotion and the agreement with the vendor, generally when the promotion or event has occurred.
New Accounting Standards: In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. This Standard retained accounting guidance related to changes in estimates, changes in a reporting entity and error corrections. However, changes in accounting principles must be accounted for retrospectively by modifying the financial statements of prior periods unless it is impracticable to do so. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not believe adoption of this Standard will have a material impact on our financial condition, results of operations or cash flows.
In October 2005, the FASB Staff issued Position No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period. This FSP indicates that rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense and not capitalized to the project. This FSP is applicable to reporting periods beginning after December 15, 2005. We do not believe this FSP will have a material impact on our financial condition, results of operations or cash flows.
Note B — ASSET IMPAIRMENTS, EXIT COSTS AND OTHER CHARGES
During 2005, we announced a number of material charges relating to asset impairments, exit costs and other operating decisions (the “2005 Charges”). This announcement followed a wide-ranging assessment of assets and commitments which began in the second quarter of 2005. Through the end of 2005, we had recorded $282.1 million related to these charges. We anticipate that additional charges will be recorded in future periods as we finalize and implement plans designed to make the company more efficient. The expenses associated with our future projects will be recorded as the related accounting recognition criteria are met. As with any estimate, the amounts may change when expenses are incurred. Certain of these decisions about future activities also have impacted 2005 by $0.6 million results from accelerated depreciation and similar charges.
A summary of the 2005 Charges and the line item presentation of these amounts in our accompanying Consolidated Statement of Earnings is as follows.

2005
($ in millions)	Amounts

Cost of goods sold and occupancy costs	$19.7
Store and warehouse operating and selling expenses	108.7
Asset impairments	133.5
General and administrative expenses	20.2

Total pre-tax 2005 Charges	$282.1

Significant asset impairments
In March 2004, we announced the acquisition from Toys “R” Us, Inc. of 124 former Kids “R” Us (“KRU”) retail store locations for $197 million plus the assumption of lease obligations. We indicated our intention at the time this acquisition was announced to open approximately 50 of these locations as Office Depot retail stores and to dispose of the remainder of the acquired properties. Following the acquisition, we recorded all properties planned to be disposed of at their estimated fair value, less costs to sell. Through the end of 2005, we have opened 50 stores, closed one and disposed of all but 13 of these properties.
We measure cash flows at the individual store level in assessing the recoverability of store location related assets. With new store openings, we monitor performance and cash flows and, if early performance is falling below expectations, changes to operations are put in place in an attempt to improve results. The early performance of many of the KRU stores indicated that certain adjustments were appropriate and we modified merchandising and marketing programs with the goal of reaching a broader base of business customers and increasing the core office supply sales.
Even after implementing these changes, however, it became apparent that these stores would likely continue to experience operating losses and negative cash flows and were performing well below projections. Having made this determination, we calculated that an $82.8 million impairment charge was required to reduce the carrying value of those stores to their estimated fair value. Certain stores in the KRU acquisition are meeting original expectations and no impairment has been recorded for these stores.
During 2005 we also recognized a $41.2 million impairment charge relating to our Tech Depot subsidiary (originally acquired as 4Sure.com). This unit operates as a stand-alone web-based complement to our offering of online technology products and services. As market conditions have changed for technology products we have shifted the emphasis of this subsidiary away from its original business-to-consumer focus to instead target the business-to-business customer.
We changed the leadership over this entity and have decided to redeploy resources to other higher-margin parts of the North American Business Solutions Division. This decision to change the business model resulted in lower sales expectations for future periods. Revised cash flow projections indicated that the estimated fair value of Tech Depot was less than its carrying value and, as a result, the goodwill and other intangible assets were written down to estimated fair value.
Our International Division’s assessment of asset utilization continued into the fourth quarter of 2005. An estimated fair value based on the useful life of the Guilbert trade name had been recorded at acquisition assuming its continued long-term use. The business review conducted in the fourth quarter concluded that migrating to the Office Depot brand name and away from the Guilbert brand would be beneficial. Accordingly, the estimated useful life of the trade name was changed to coincide with our estimate of a one-year migration period. This change in estimated life resulted in an impairment charge of $9.5 million being recognized in the fourth quarter of 2005. The remaining asset value will be amortized as an operating expense over the estimated use period.
The KRU, Tech Depot and trade name impairment charges are combined in the Consolidated Statement of Earnings on the line item titled “Asset impairments.” Following the review of goodwill and intangible assets in 2004, we recognized a goodwill impairment charge of $11.5 million related to our investment in Japan. That 2004 amount has been reclassified out of store and warehouse operating and selling expenses to this line for comparative purposes.
In addition to these significant asset impairment charges, we also recognized significant charges related to exit and other activities. The total exit and other charges recorded in 2005 are discussed below, as well as where the 2005 Charges appear in the Consolidated Statement of Earnings.
Exit activities
•	We regularly review store performance and future prospects and close under-performing locations. As part of the review, the North American Retail Division decided to close 16 stores. The costs of these exit-related activities totaled approximately $29.3 million. The charges include $0.5 million of inventory clearance, included in cost of goods sold, and the following items included in store and warehouse operating and selling expenses: $5.3 million of asset write offs, $0.3 million of severance-related costs and $23.2 million to record the liability for estimated future lease obligations, net of anticipated sublease income. All closure activity was completed by the end of 2005.
•	The North American Business Solutions Division has decided to combine two catalog offerings into one Office Depot catalog. In recent years, the distinction between the Company’s two separate catalog offerings in the United States — Office Depot and Viking — has become less clear to consumers. The internal migration of Viking to Office Depot catalogs was largely completed during 2005. As part of this consolidation, we will no longer separately market the Viking brand in the United States and will dispose of Viking-unique inventory, eliminating the need for two warehouses. Those warehouses stopped shipping merchandise by the end of 2005 and customer fulfillment has been absorbed within existing facilities. To improve efficiency and effectiveness in the Division, we are also reorganizing certain warehouse staffing functions and relocating certain sales offices to available space in retail locations. These activities are in process and should be complete by the second quarter of 2006. The cost recognized in 2005 totaled $17.4 million. Of this amount, $6.6 million related to inventory clearance and disposal is included in cost of goods sold, and the following items are included in store and warehouse operating and selling expenses: $2.4 million of severance, $1.8 million for a lease termination, and $6.1 million of accelerated depreciation and amortization, asset write offs and other costs. An additional $0.5 million of severance is included in G&A expenses. Future period charges are largely accelerated depreciation and amortization over the assets’ continued use period, severance accruals and other exit costs and will be recorded as plans are completed. It should be noted that the company presently has no plans to consolidate the Viking and Office Depot brands in Europe where the Viking brand enjoys a large and loyal customer following.

•	The International Division’s current plan is to close 9 retail stores and one warehouse, consolidate certain call center facilities and consolidate certain contract operations. Seven of the stores and the warehouse were closed by the end of 2005 and the remainder are expected to close in 2006. The costs of these closure, relocation and exit activities that met the accounting recognition criteria during 2005 totaled approximately $25.4 million. Of the 2005 Charges, $0.4 million related to inventory clearance and disposal and is included in cost of goods sold, and the following amounts are included in store and warehouse operating and selling expenses: $13.7 million relates to asset write offs, $4.8 million for severance and $3.5 million for lease obligations and other costs. Severance of $3.0 million is included in G&A expenses. Anticipated future charges will be recognized as plans are completed and include additional depreciation recognition of lease obligations following the facility’s use period, severance and other exit costs.
Exit cost accruals related to the 2005 activities described above are as follows:

($ in millions)	Charge incurred	Cash payments	Non-cash settlements	Adjustments	Ending Balance

Cost of goods sold	$7.6	$—	$5.7	$—	$1.9
Asset write offs and accelerated depreciation	24.8	—	24.8	—	—
One-time termination benefits	11.0	4.7	0.6	—	5.7
Contract terminations	3.0	2.8	—	—	0.2
Lease obligations	24.5	2.0	—	0.3	22.8
Other associated costs	1.2	0.8	0.1	—	0.3

Total	$72.1	$10.3	$31.2	$0.3	$30.9

Exit cost accruals by segment are listed below.

North American Retail Division	$29.3	$2.1	$5.8	$0.3	$21.7
North American Business Solutions Division	17.4	3.8	10.8	—	2.8
International Division	25.4	4.4	14.6	—	6.4

Total	$72.1	$10.3	$31.2	$0.3	$30.9
Other charges
•	We regularly review surplus properties which remain from prior period exit activities. The review assesses the current marketability and sublease income estimates of each of the locations. During 2005, we reached agreement to terminate many existing surplus property leases. We will continue to identify possible terminations at terms economic to the company. In addition, for some of the properties in the portfolio not terminated, we recognized a charge to adjust estimates to current marketability and sublease assumptions. The 2005 charge for lease adjustments included in store and warehouse operating and selling expenses totaled $28.4 million, including $16.4 million for terminations. We will continue to seek terminations of surplus property leases on terms that are considered beneficial.
•	Charges for other asset write downs, impairments, and accelerated depreciation and amortization of approximately $28.8 were recorded in 2005. Of this amount $11.3 million was recorded in G&A expenses and $17.5 was recorded in store and warehouse operating and selling expense. Additional impacts from these changes in estimated useful lives will be recognized during 2006. The current period charge primarily reflects the write off of computer software and hardware and other assets that have been taken out of service and store asset impairments of $3.4 million recognized based on our analysis of locations other than the KRU properties discussed above.
•	All other items totaling approximately $18.8 million were recorded in 2005. The primary impact was $12.2 million related to accelerated inventory clearance activity in preparation of implementation of a new inventory management system, as well as anticipated elimination of certain inventory lines in Europe. The impact of clearance and valuation of this inventory is included in cost of goods sold. The remainder primarily relates to cancellation of certain long-term advertising and other commitments; $5.4 million is included in G&A expenses and $1.2 million is included in store and warehouse operating and selling expenses.

NOTE C — PROPERTY AND EQUIPMENT
Property and equipment consisted of:

	December 31,	December 25,
(Dollars in thousands)	2005	2004

Land	$104,153	$118,498
Buildings	317,292	449,038
Leasehold improvements	919,547	815,767
Furniture, fixtures and equipment	1,386,415	1,453,330

	2,727,407	2,836,633
Less accumulated depreciation	(1,415,670)	(1,373,605)

Total	$1,311,737	$1,463,028

Depreciation expense was $252.3 million, $248.4 million and $237.2 million in 2005, 2004 and 2003, respectively.
The above table of property and equipment includes assets held under capital leases as follows:

	December 31,	December 25,
(Dollars in thousands)	2005	2004

Buildings	$72,177	$80,519
Furniture, fixtures and equipment	51,784	51,182

	123,961	131,701
Less accumulated depreciation	(40,891)	(52,452)

Total	$83,070	$79,249

NOTE D — GOODWILL AND OTHER INTANGIBLE ASSETS
The components of goodwill by segment are listed below:

	December 31,	December 25,
(Dollars in thousands)	2005	2004

Goodwill:
North American Retail Division	$1,952	$1,831
North American Business Solutions Division	190,532	229,950
International Division	688,698	817,888

Total	$881,182	$1,049,669

Goodwill in the North American Business Solutions Division was reduced in 2005 by a $39.4 million impairment charge related to our Tech Depot subsidiary as discussed in Note B. Additionally, settlements were reached during 2005 on contingent consideration provisions and preexisting uncertain tax positions related to the International Division’s prior year acquisition. The resolution of these uncertainties reduced goodwill by approximately $26.7 million. One remaining provision of contingent consideration may not be resolved until 2008, or earlier at the seller’s election. Any decreases to the consideration paid will reduce goodwill when determinable; the consideration cannot be increased under this provision. The remaining changes in goodwill balances result from changes in foreign currency exchange rates.
Intangible Assets
Indefinite-lived intangible assets were $55.4 million and $77.6 million, and definite-lived intangibles were $24.1 and $45.4, net of accumulated amortization, at December 31, 2005 and December 25, 2004, respectively, and are included in other assets in the Consolidated Balance Sheets. Amortization of intangible assets was $13.4 million in 2005, $19.3 million in 2004 and $13.8 million in 2003 (at average foreign currency exchange rates).

During 2005 we adopted a plan to phase out the Guilbert trade name in France. As a result, the useful life of the trade name changed from indefinite to definite. Concurrent with the adoption of this plan, we tested the asset for impairment which resulted in the recognition of an impairment charge of $9.5 million. This charge is included in the asset impairments line in the Consolidated Statements of Earnings.
Estimated future amortization expense related to finite-lived intangible assets at December 31, 2005 exchange rates is as follows:

(Dollars in millions)	December 31, 2005

2006	$11.5
2007	8.9
2008	3.7
2009	—
2010	—
NOTE E — DEBT
The debt components consisted of the following:

	December 31,	December 25,
(Dollars in thousands)	2005	2004

Short-term borrowings and current maturities of long-term debt:
Senior term loan	$23,698	$—
Capital lease obligations	12,107	14,293
Other	11,465	1,470

	$47,270	$15,763

Long-term debt, net of current maturities:
Revolving credit facility	$64,996	$103,068
$400 million senior notes	400,595	403,771
Capital lease obligations	83,149	76,841
Other	20,358	—

	$569,098	$583,680

In April 2004, we replaced our credit facility with a $750 million 5-year unsecured multi-currency revolving credit facility, which includes up to $350 million available for standby and trade letters of credit. Upon mutual agreement, the maximum borrowing may be increased to $900 million. The agreement provides borrowings up to the total amount in U.S. dollars, British pounds, euro, or yen. We may elect interest periods of one, two, three, six, nine or twelve months. Interest is based on the London Interbank Offering Rate (“LIBOR”) or yen-LIBOR-based rate as appropriate, plus a spread determined at the time of usage. In September 2005, we modified and extended our credit facility. Definitions in the agreement were modified to exclude certain non-cash charges and other items from coverage tests. Additionally, fees were modified and the term extended to April 2010. Based on current credit ratings, borrowings include a spread of 0.475%. The effective interest rate on yen borrowings at the end of 2005 was 0.538%. At December 31, 2005, we had approximately $600.0 million of available credit under our revolving credit facility that includes coverage of $75.6 million outstanding letters of credit. We had an additional $25.6 million of letters of credit outstanding under a separate trade agreement.
In August 2003, we issued $400 million senior notes due August 2013. These notes are not callable and bear interest at the rate of 6.25% per year, to be paid on February 15 and August 15 of each year. The notes contain provisions that, in certain circumstances, place financial restrictions or limitations on us. Simultaneous with completing the offering, we liquidated a treasury rate lock. The proceeds are being amortized over the term of the issue, reducing the effective interest rate to 5.87%. During 2004, we entered into a series of fixed-to-variable interest rate swap agreements as fair value hedges on the $400 million of notes. The swap agreements were terminated during 2005.
In July 2001, we issued $250 million of senior subordinated notes due on July 15, 2008. In subsequent periods, we entered into certain interest rate swap agreements and later terminated those agreements at a gain. In December 2004, we redeemed the entire issue of the $250 million senior subordinated notes, pursuant to the optional redemption provisions of the subordinated notes indenture. The payment of approximately $302 million included the principal, accrued interest to the termination date, and contractual interest, discounted at the appropriate U.S. Treasury rate plus 50 basis points. The redemption resulted in a fourth quarter 2004 charge of $45.4 million which included the make whole payment, write off of deferred issuance costs, and the previously deferred gain related to the interest rate swap. The charge is reported as loss on extinguishment of debt in the other income (expense), net section of the Consolidated Statements of Earnings.

In December 2005, we assumed a mortgage with a long-term balance of approximately $20.4 million related to a previously capitalized lease agreement. The terms of the underlying mortgage were unchanged. The original mortgage required periodic payments, has a stated interest rate of 8.4% and matures in 2017.
In October 2005, a wholly-owned subsidiary of ours entered into a 50 million euro 364-Day Senior Term Loan for the purpose of providing short-term working capital funding. The financial and affirmative covenants are the same as those contained in our existing revolving credit facility. The term loan matures on December 19, 2006.
We are in compliance with all restrictive covenants included in the above debt agreements.
Aggregate annual maturities of long-term debt and capital lease obligations are as follows:

(Dollars in thousands)	December 31, 2005

2006	$51,965
2007	14,748
2008	11,730
2009	10,480
2010	75,263
Thereafter	506,650

Total	670,836
Less amount representing interest on capital leases	(54,468)

Total	$616,368

Less current portion	(47,270)

Total long-term debt	$569,098

NOTE F — INCOME TAXES
The income tax provision related to earnings from continuing operations consisted of the following:

(Dollars in thousands)	2005	2004	2003

Current:
Federal	$150,303	$90,606	$71,032
State	12,358	5,754	(4,370)
Foreign	35,008	18,480	43,116
Deferred :
Federal	(68,881)	5,013	39,822
State	(13,734)	1,327	(3,554)
Foreign	(27,331)	4,549	(4,522)

Total provision for income taxes	$87,723	$125,729	$141,524

The components of earnings from continuing operations before income taxes and cumulative effect of accounting change consisted of the following:

(Dollars in thousands)	2005	2004	2003

North America	$226,413	$232,561	$225,150
International	135,102	228,672	215,618

Total	$361,515	$461,233	$440,768

The tax-effected components of deferred income tax assets and liabilities consisted of the following:

	December 31,	December 25,
(Dollars in thousands)	2005	2004

Self-insurance accruals	$24,650	$25,870
Inventory	26,480	30,370
Vacation pay and other accrued compensation	48,170	35,084
Reserve for bad debts	7,318	7,497
Reserve for facility closings	25,215	22,151
Acquisition and integration costs	—	5,752
Deferred rent credit	56,585	47,626
Foreign and state net operating loss carryforwards	304,240	253,140
State credit carryforwards, net of Federal benefit	8,835	7,581
Other items, net	33,969	54,368

Gross deferred tax assets	535,462	489,439
Valuation allowance	(288,349)	(239,704)

Deferred tax assets	247,113	249,735

Basis difference in fixed assets	8,776	86,399
Intangibles	21,732	45,827
Planned repatriation of foreign earnings	—	11,540
Other items, net	8,084	6,258

Deferred tax liabilities	38,592	150,024

Net deferred tax assets	$208,521	$99,711

As of December 31, 2005, we had approximately $825.2 million of foreign and $784.3 million of state net operating loss carryforwards. Of the foreign carryforwards, $673.6 million can be carried forward indefinitely, $13.6 million will expire in 2006, and the balance will expire between 2007 and 2020. Of the state carryforwards, $42.0 million will expire in 2006, and the balance will expire between 2007 and 2025. The valuation allowance has been developed to reduce our deferred asset to an amount that is more likely than not to be realized, and is based upon the uncertainty of the realization of certain foreign and state deferred assets related to net operating loss carryforwards.
The following is a reconciliation of income taxes at the Federal statutory rate to the provision for income taxes:

(Dollars in thousands)	2005	2004	2003
Federal tax computed at the statutory rate	$126,530	$161,432	$154,269
State taxes, net of Federal benefit	7,428	6,289	6,506
Foreign income taxed at rates other than Federal	(15,404)	(27,015)	(17,741)
Repatriation of foreign earnings	5,204	11,540	—
Reduction in valuation allowance	(6,042)	(11,295)	—
State credits	(674)	(1,386)	(10,400)
Settlement of tax audits	(25,682)	(12,355)	(217)
Change in accrual estimates relating to uncertain tax positions	(1,444)	(4,418)	8,090
Other items, net	(2,193)	2,937	1,017

Provision for income taxes	$87,723	$125,729	$141,524

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. Among other items, the Act created a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%, versus the U.S. federal statutory rate of 35%. In the fourth quarter of 2004, we recorded an initial estimated income tax charge of $11.5 million based on the decision to repatriate $200 million. During 2005, we recorded an additional income tax charge of $5.2 million on additional repatriation. As of December 31, 2005, we have repatriated all of the expected $400 million in foreign earnings.
During 2005, because of changes in projected taxable income of certain international entities, and a reassessment of certain state tax circumstances, we changed our assessment of the need for the valuation allowances on the related deferred tax assets. Accordingly, income tax expense was reduced by $6.0 million.

We regularly assess our position with regard to individual tax exposures and record liabilities for our uncertain tax positions and related interest and penalties according to the principles of FAS 5, Accounting for Contingencies. These accruals, which relate primarily to cross-jurisdictional transactions, reflect management’s view of the likely outcomes of current and future audits. It is likely that the future resolution of these uncertain tax positions will be different from the amounts currently accrued and will impact future tax period expense. However, management believes those amounts will not be material to financial position, results of operations or cash flows.
NOTE G — COMMITMENTS AND CONTINGENCIES
Operating Leases: We lease retail stores and other facilities and equipment under operating lease agreements that expire in various years through 2026. In addition to minimum rentals, there are certain executory costs such as real estate taxes, insurance and common area maintenance on most of our facility leases. Many lease agreements contain tenant improvement allowances, rent holidays, and/or rent escalation clauses. For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we enter the space and begin to make improvements in preparation of intended use.
For tenant improvement allowances and rent holidays, we record a deferred rent liability in “Deferred income taxes and other long-term liabilities” on the Consolidated Balance Sheets and amortize the deferred rent over the terms of the leases as a reduction to rent expense included in “Cost of goods sold and occupancy costs” on the Consolidated Statements of Earnings.
For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, we record minimum rental expenses on a straight-line basis over the terms of the leases on the Consolidated Statements of Earnings.
Certain leases contain provisions for additional rent to be paid if sales exceed a specified amount, though such payments have been immaterial during the years presented.
The table below shows future minimum lease payments due under non-cancelable leases as of December 31, 2005. These minimum lease payments include facility leases that were accrued as store closure costs.

(Dollars in thousands)
2006	$428,343
2007	380,428
2008	345,622
2009	320,577
2010	298,442
Thereafter	2,030,193

3,803,605
Less sublease income	(78,302)

$3,725,303

Rent expense, including equipment rental, was $444.8 million, $443.7 million and $424.1 million in 2005, 2004, and 2003, respectively. Rent expense was reduced by sublease income of $3.6 million in 2005, $2.9 million in 2004 and $3.1 million in 2003.
Guarantee of Private Label Credit Card Receivables: Office Depot has private label credit card programs that are managed by a third-party financial services company. We act as the guarantor of all loans between our commercial customers and the financial services company. The difference between the transfer amount and the amount received is recognized in store and warehouse operating and selling expense. Maximum exposure to off-balance sheet credit risk is represented by the outstanding balance of private label credit card receivables, less reserves held by the financial services company which we fund. At December 31, 2005, the outstanding balance of credit card receivables sold was approximately $238.6 million. The estimated fair value liability associated with risk of loss is included in accrued expenses.
Other: We are involved in litigation arising from time to time in the normal course of business. While from time to time claims are asserted that may make demands for large sums of money, including ones asserted in the form of class action suits, we do not believe that the resolution of any of these matters, either individually or in the aggregate, will materially affect our financial position, results of operations or cash flows.

NOTE H — EMPLOYEE BENEFIT PLANS
Long-Term Equity Incentive Plan
The Long-Term Equity Incentive Plan, which was approved by Office Depot’s stockholders, became effective October 1, 1997. This plan provides for the grants of stock options, restricted stock, performance-based and other equity-based incentive awards to directors, officers and key employees. Under this plan, stock options must be granted at an option price that is greater than or equal to the market price of the stock on the date of the grant. If an employee owns 10% or more of Office Depot’s outstanding common stock, the option price must be at least 110% of the market price on the date of the grant. Options granted under this plan become exercisable from one to five years after the date of grant, provided that the individual is continuously employed with the company. All options granted expire no more than 10 years following the date of grant.
Long-Term Incentive Stock Plan
A summary of the status of and changes in our stock option plans for the last three years is presented below.

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	26,109,787	$16.04	29,452,938	$14.89	31,499,632	$14.36
Granted	3,757,200	20.82	5,483,750	17.53	5,679,500	11.46
Canceled	(1,806,751)	17.74	(2,792,564)	16.60	(2,875,713)	14.44
Exercised	(11,254,126)	15.63	(6,034,337)	11.56	(4,850,481)	9.50

Outstanding at end of year	16,806,110	$17.20	26,109,787	$16.04	29,452,938	$14.89

As of December 31, 2005, the weighted average fair values, as calculated under the Black-Scholes option pricing model, of options granted during 2005, 2004, and 2003 were $7.24, $4.43, and $4.17, respectively.
The following table summarizes information about options outstanding at December 31, 2005.

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
Range of		Contractual Life	Exercise	Number	Exercise
Exercise Prices	Number Outstanding	(in years)	Price	Exercisable	Price

$4.43 - $6.64	13,235	4.6	$6.23	13,235	$6.23
6.65 - 9.97	896,271	4.7	8.72	821,271	8.68
9.98 - 14.96	3,090,898	4.5	11.57	2,019,034	11.54
14.97 - 22.45	10,607,629	4.8	18.07	6,160,882	18.11
22.46 - 35.00	2,198,077	6.4	24.45	803,077	24.19

$4.43 - $35.00	16,806,110	4.9	$17.20	9,817,499	$16.45

Restricted Stock and Performance-Based Grants
Prior to our merger with Viking Office Products (“Viking”) in 1998, Viking’s Long-Term Incentive Stock Plan allowed awards of restricted shares of common stock to key Viking employees. As part of the merger, shares issued under this plan were converted to restricted shares of Office Depot common stock, and no additional shares will be issued under the plan. Restrictions on the remaining 150,000 shares are scheduled to expire at the end of June 2007. Compensation expense is recognized on a straight-line basis over the vesting period.
In the first quarter of 2005, we changed the composition of employee share-based grants to include more restricted stock awards and fewer stock options. Approximately 2.4 million shares of performance-based restricted stock were granted to employees as part of a multi-year incentive program and were valued at $18.09 per share. The performance conditions are tied to meeting or exceeding earnings targets. Restrictions on approximately 1.0 million of shares were lifted in 2005 as target performance conditions were met.

Approximately 0.4 million shares have been forfeited and 1.0 remain tied to future performance. Additionally during 2005, approximately 1.3 million shares of time-based and certain performance-based restricted stock were granted to company officers under a retention program, as well as for newly-hired associates. The weighted average fair value of $18.69 for these awards was based on the grant date market price. Restrictions were lifted on approximately 0.4 million shares, and approximately 0.9 million shares remain under restriction; no shares have been forfeited. Additionally, approximately 0.1 million shares from prior year awards remain outstanding but restricted at December 31, 2005 and are subject to time vesting arrangements. Restricted stock issued under this plan may have vesting periods of up to four years from the date of grant. Compensation expense is generally recognized on a straight-line basis over the vesting period, but may be accelerated if lifting of restriction is based on satisfaction of a performance condition and the condition is deemed probable of being met.
In 2002, stockholders approved an amendment to the Long-Term Equity Incentive Plan allowing the compensation committee of the board of directors to grant performance-based shares to our senior executives and directors. Grants of performance-based shares were awarded to certain senior executives and directors in 2002, 2003 and 2004, each with a three-year earning period of company performance compared to a peer group. Compensation expense based on the estimated fair value of these grants has been included in the share-based compensation pro forma disclosure prior to the adoption of FAS 123R and as a component of operating expenses following adoption. The performance conditions of 2002 grants were not met and the awards expired at the end of the measurement period. During 2005, 172,875 performance-based shares were earned under the 2003 grants. As of December 31, 2005, target awards of 152,250 shares remain under the 2004 grants with a measurement date at the end of 2006.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan, which was approved by Office Depot’s stockholders, permits eligible employees to purchase our common stock at 85% of its fair market value. Following adoption of FAS 123R, compensation expense is recognized for the difference between employee cost and fair value. Essentially all share needs under this plan are now satisfied through open market purchases; however, we are authorized to issue up to 276,191 shares under this plan.
Retirement Savings Plans
The Office Depot, Inc. Retirement Savings Plan (401(k) Plan), which was approved by the board of directors, allows eligible employees to contribute a percentage of their salary, commissions and bonuses, up to $14,000 in 2005, to the plan on a pretax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The 401(k) Plan was amended effective January 1, 2005 to increase the maximum deferral percentage from 18% to 50% of eligible compensation. Employer matching contributions are equivalent to 50% of the first 6% of an employee’s contributions and are subject to the limits of the plan. The 401(k) Plan was amended effective July 1, 2005 to allow employer matching contributions made on or after this date to be allocated and invested in the same manner as the participants’ pre-tax contributions. Prior to this date the matching contributions were allocated in shares of Office Depot Common Stock. The plan also allows for a discretionary matching contribution in addition to the normal match if approved by the board of directors. Office Depot also sponsors the Office Depot, Inc. Non-Qualified Deferred Compensation Plan that permits eligible employees who are limited in the amount they can contribute to the 401(k) Plan to alternatively defer compensation of up to 18% of their salary, commissions and bonuses to this plan. Employer matching contributions to the Deferred Compensation Plan are allocated in shares of Office Depot Common Stock. During 2005, 2004, and 2003, $10.7 million, $11.9 million and $10.1 million, respectively, was recorded as compensation expense for company contributions to these programs.

Pension Plans
As a result of a mid-2003 acquisition, the company maintains two defined benefit pension plans that cover a limited number of employees in Europe. The following table provides a reconciliation of changes in the projected benefit obligation, the fair value of plan assets and the funded status of our foreign defined benefit pension plans with the amounts recognized on our balance sheets:

Changes in projected benefit obligation:	December 31, 2005	December 25, 2004

Obligation at beginning of period	$189,783	$144,546
Service cost	6,978	7,164
Interest cost	9,548	8,540
Member contributions	1,967	2,204
Benefits paid	(2,420)	(2,908)
Actuarial loss	41,200	7,497
Currency translation	(23,280)	22,740

Obligation at valuation date	223,776	189,783

Changes in plan assets:
Fair value at beginning of period	117,730	88,352
Actual return on plan assets	14,689	9,418
Company contributions	5,484	6,605
Member contributions	1,967	2,204
Benefits paid	(2,420)	(2,908)
Currency translation	(13,624)	14,059

Plan assets at valuation date	123,826	117,730

Benefit obligation in excess of plan assets	(99,950)	(72,053)
Unrecognized loss (gain)	26,950	(6,124)
Post-valuation contributions	628	730
Currency translation	(710)	(258)

Net amount recognized at end of period	$(73,082)	$(77,705)

Plan accounts were measured as of October 31 for one plan and December 31 for the second plan, with post-valuation contributions and subsequent foreign currency effects noted above. The net unfunded amount is classified as a non-current liability in the caption deferred taxes and other long-term liabilities in the Consolidated Balance Sheets. The table above presents projected benefit obligations, which include the estimated effect of future salary increases. The accumulated benefit obligations were approximately $199.5 million and $168.2 million at the 2005 and 2004 valuation dates, respectively. The pension plans’ assets are invested in managed pension funds, with an objective of meeting or exceeding a pooled pension fund performance over a rolling three year period, as well as interest bearing securities timed to match estimated benefit payouts.
The components of net periodic expense for our foreign defined benefit pension plans are presented below:

(Dollars in thousands)	2005	2004	2003

Service cost	$6,978	$7,164	$3,404
Interest cost	9,548	8,540	3,279
Expected return on plan assets	(7,077)	(6,640)	(2,276)

Net periodic pension cost	$9,449	$9,064	$4,407

Assumptions used in calculating the funded status included:

	2005	2004	2003

Long-term rate of return on plan assets	6.14%	6.79%	6.25%
Discount rate	4.94%	5.38%	5.10%
Salary increases	4.44%	4.25%	4.35%
Inflation	2.72%	2.45%	2.62%

The allocation of assets is as follows:

	Percentage of		Target
	Plan Assets		Allocation
	2005	2004

Equity securities	79%	73%	50% - 85%
Debt securities	17%	21%	10% - 30%
Real estate	1%	1%	0% - 15%
Other	3%	5%	0% - 10%

Total	100%	100%

Anticipated benefit payments, at December 31, 2005 exchange rates, are as follows:

(Dollars in thousands)

2006	$2,854
2007	2,524
2008	3,420
2009	3,710
2010	4,852
Next five years	33,782
The anticipated Office Depot contribution for fiscal year 2006 is $4.6 million, at December 31, 2005 exchange rates.
The purchase and sale agreement related to the acquisition included a provision whereby the seller is required to pay to Office Depot an amount of unfunded benefit obligation as measured in a future period at the seller’s option, but no later than five years following the purchase date. This provision is considered to be an element of the cost of the acquisition and the after-tax effect of the payment from the seller, if any, will reduce goodwill when received. Settlement was reached on one of these plans during 2005 and goodwill was adjusted accordingly.
NOTE I — CAPITAL STOCK
Preferred Stock
As of December 31, 2005, there were 1,000,000 shares of $0.01 par value preferred stock authorized of which none were issued or outstanding.
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
Treasury Stock
The Office Depot board of directors has authorized a series of common stock repurchase plans, the latest of which is a $500 million authorization in 2005.
Under these approved plans we purchased approximately 29.8 million shares at a cost of $815.2 million in 2005, 4.0 million shares for $65.6 million in 2004 and 3.2 million shares for $50.1 million in 2003. At December 31, 2005 approximately $169.6 million remains available for repurchase under the current authorization.
NOTE J — EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflects the impact of assumed exercise of dilutive stock options and vesting of restricted stock.
The following table represents the calculation of net earnings per common share — basic and diluted:

(In thousands, except per share amounts)	2005	2004	2003

Numerator:
Net earnings	$273,792	$335,504	$273,515

Denominator:
Weighted average shares outstanding:
Basic	310,020	311,760	309,699
Effect of dilutive stock options and restricted stock	5,222	3,865	3,989

Diluted	315,242	315,625	313,688

Net earnings per share:
Basic	$0.88	$1.08	$0.88
Diluted	0.87	1.06	0.87
Options to purchase 0.2 million, 11.8 million and 15.7 million shares in the years ended December 31, 2005, December 25, 2004 and December 27, 2003, respectively, were not included in the computation of earnings per share because the exercise prices of these options exceeded the average market price of the common shares during the respective periods.
NOTE K — SUPPLEMENTAL INFORMATION ON OPERATING, INVESTING AND FINANCING ACTIVITIES
Additional supplemental information related to the Consolidated Statements of Cash Flows is as follows:

(Dollars in thousands)	2005	2004	2003

Cash paid for:
Interest	$28,346	$78,590	$41,869
Taxes	175,818	112,771	102,623

Non-cash asset additions under capital leases	37,286	18,798	10,664
Non-cash capital expenditure accruals	20,802	21,107	—
Additional paid-in capital related to tax benefit on stock options exercised	31,165	12,138	11,059

NOTE L — SEGMENT INFORMATION
Office Depot operates in three reportable segments: North American Retail Division, North American Business Solutions Division, and International Division. Each of these segments is managed separately primarily because it serves different customer groups. The accounting policies for each segment are the same as those described in the summary of significant accounting policies (see Note A).
The following is a summary of our significant accounts and balances by segment, reconciled to our consolidated totals.

			North American
		North American	Business Solutions	International	Eliminations and	Consolidated
(Dollars in thousands)		Retail Division	Division	Division	Other*	Total

Sales	2005	$6,510,239	$4,300,781	$3,470,898	$(2,974)	$14,278,944
	2004	5,940,677	4,045,501	3,580,809	(2,288)	13,564,699
	2003	5,650,051	3,965,271	2,746,535	(3,291)	12,358,566

Division operating profit	2005	$318,873	$406,391	$313,403	$(208)	$1,038,459
	2004	388,308	399,534	431,434	(394)	1,218,882
	2003	311,184	387,867	369,288	(705)	1,067,634

Capital expenditures	2005	$145,283	$28,254	$48,795	$38,441	$260,773
	2004	230,225	16,891	65,843	78,263	391,222
	2003	62,712	17,362	68,532	67,875	216,481

Depreciation and amortization	2005	$110,431	$28,423	$51,582	$77,662	$268,098
	2004	98,143	30,530	52,509	87,984	269,166
	2003	96,027	35,315	40,577	81,298	253,217

Charges for losses on	2005	$43,947	$24,352	$23,837	—	$92,136
receivables and inventories	2004	51,108	20,176	16,643	—	87,927
	2003	56,857	32,065	29,360	—	118,282

Net earnings from equity method	2005	—	—	$23,394	—	$23,394
investments	2004	—	—	16,171	—	16,171
	2003	—	—	11,056	—	11,056

Assets	2005	$1,714,428	$970,667	$2,278,030	$1,135,400	$6,098,525
	2004	1,868,700	1,056,680	2,456,944	1,412,014	6,794,338

*	Amounts included in “Eliminations and Other” consist of inter-segment sales, which are generally recorded at the cost to the selling entity, and assets (including all cash and equivalents) and depreciation related to corporate activities.
Senior management evaluates the performance of each business segment based on Division operating profit, which is defined as sales less cost of goods sold, and store and warehouse operating expenses. General and administrative expenses, financing costs and certain other items currently are not allocated to the business segments because they are viewed as corporate functions that support all activities. We have been analyzing and developing methods to allocate general and administrative expenses and may implement an allocation process in the first quarter of fiscal year 2006. A reconciliation of the measure of Division operating profit to consolidated earnings from continuing operations before income taxes follows.

(Dollars in thousands)	2005	2004	2003

Division operating profit	$1,038,459	$1,218,882	$1,067,634
(Add)/subtract:
General and administrative expenses	666,563	665,825	578,840
Other operating expenses	23,854	23,080	22,809
Interest expense, net	10,176	41,066	40,609
Loss on extinguishment of debt	—	45,407	—
Miscellaneous income, net	(23,649)	(17,729)	(15,392)

Earnings from continuing operations before income taxes and cumulative effect of accounting change	$361,515	$461,233	$440,768

We sell office products and services through either wholly owned operations or through joint ventures or licensing arrangements, in Austria, Belgium, Canada, Costa Rica, El Salvador, France, Germany, Guatemala, Hungary, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, the Netherlands, Portugal, Spain, Switzerland, Thailand, the United Kingdom and the United States. There is no single country outside of the United States in which we generate 10% or more of our total revenues. Geographic financial information relating to our business is as follows (in thousands).

	Sales			Property and Equipment
	2005	2004	2003	2005	2004

United States	$10,671,297	$9,846,856	$9,469,563	$1,003,513	$1,055,460
International	3,607,647	3,717,843	2,889,003	308,224	407,568

Total	$14,278,944	$13,564,699	$12,358,566	$1,311,737	$1,463,028

Note M — ACQUISITIONS
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
In April 2004, we acquired the business of Elso Iroda Superstore Kft for $7.9 million, net of cash acquired. This company operated Office Depot retail stores and direct sales businesses in Hungary under an Office Depot license agreement. This acquisition and subsequent expansion added four retail stores, a distribution center and additional internet sales capabilities to the International Division’s operations. We have not presented the pro forma results of operations of the acquired business because the results are not material to our consolidated results of operations.
Note N — CUMULATIVE EFFECT OF ACCOUNTING CHANGE
At the beginning of fiscal year 2003, we adopted EITF 02-16. Accounting by a Reseller for Cash Consideration Received from a Vendor. This guidance primarily affects our accounting for cooperative advertising arrangements. Under these rules, there is a presumption that amounts received from vendors should be considered a reduction of product costs. This presumption can be overcome if certain restrictive provisions are met. We adopted a policy of classifying all cooperative advertising arrangements as a reduction of product cost because the cost of tracking actual advertising costs by vendor to meet these criteria would exceed the benefit. These arrangements were previously accounted for as a reduction of advertising expense. A portion is now deferred in inventory and reduces the cost of products as they are sold, similar to the current practice for vendor rebate arrangements.
To record the initial amount of cooperative advertising deferred in inventory at the beginning of 2003, we recorded an after-tax cumulative effect adjustment of $25.9 million, or $0.08 per share.

NOTE O — QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(3)

Fiscal Year Ended December 31, 2005
Net sales	$3,702,891	$3,364,052	$3,492,900	$3,719,101
Gross profit	1,151,655	1,036,247	1,046,599	1,157,522
Net earnings (loss)	115,308	100,099	(47,881) (1)	106,266	(2)

Net earnings (loss) per share*:
Basic	$0.37	$0.32	$(0.15)	$0.35
Diluted	0.37	0.31	(0.15)	0.34

*	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

(1)	Net loss in the third quarter of 2005 includes $121.9 million relating to asset impairments, $48.7 million for exit related activities, $28.3 million for lease adjustments, $18.9 million for asset impairments and accelerated depreciation and amortization, $12.7 million for accelerated inventory clearance, and $6.3 million related to cancellation of other commitments.

(2)	Net earnings in the fourth quarter of 2005 includes $11.6 million related to asset impairments, $23.4 million for exit related activities, and $10.2 million for asset impairments and accelerated depreciation and amortization.

(3)	Fiscal year 2005 includes 53 weeks in accordance with our 52- week, 53-week retail calendar; accordingly, the fourth quarter includes 14 weeks.

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year Ended December 25, 2004
Net sales	$3,605,153	$3,162,324	$3,327,804	$3,469,418
Gross profit	1,136,137	973,841	1,041,789	1,104,372
Net earnings	114,900	79,193	89,282	52,129	(1)

Net earnings per share*:
Basic	$0.37	$0.25	$0.29	$0.17
Diluted	0.37	0.25	0.28	0.17

*	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

(1)	Net earnings in the fourth quarter of 2004 includes charges of $45.4 million relating to debt extinguishment, $21.9 million relating to severance arrangements, contract termination and property disposal costs, $11.5 million of goodwill impairment charges, and a net benefit of $11.3 million related to tax rate and position changes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Office Depot, Inc.:
We have audited the consolidated financial statements of Office Depot, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and December 25, 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated February 13, 2006 (which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph relating to the entity’s change in method of accounting for cooperative advertising arrangements in 2003); such consolidated financial statements and reports are included in Item 15(a)1 in this Form 10-K. Our audits also included the consolidated financial statement schedules of Office Depot, Inc. listed in Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Fort Lauderdale, Florida
February 13, 2006

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II — Valuation and Qualifying Accounts and Reserves	65
All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

SCHEDULE II
OFFICE DEPOT, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C	Column D	Column E
			Deductions Write-offs,
	Balance at	Additions	Payments and	Balance at End of
Description	Beginning of Period	Charged to Expense	Other Adjustments	Period

Allowance for doubtful accounts:

2005	$38,007	24,879	22,764	40,122

2004	34,173	18,767	14,933	38,007

2003	29,149	25,645	20,621	34,173

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3.1	Restated Certificate of Incorporation	(1)

3.2	Bylaws	(2)

4.1	Form of Certificate representing shares of Common Stock	(3)

4.2	Rights Agreement dated as of September 4, 1996, as amended and restated as of November 25, 2003, between Office Depot, Inc. and Mellon Investor Services, L.L.C., as Rights Agent, which includes as Exhibit B thereto the form of the Right Certificate	(17)

4.3	Indenture, dated as of August 11, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, between Office Depot, Inc. and SunTrust Bank	(4)

4.4	Supplemental Indenture No. 1, dated as of August 11, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, between Office Depot, Inc. and SunTrust Bank	(5)

4.5	Supplemental Indenture No. 2, dated as of October 9, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, between Office Depot, Inc. and SunTrust Bank	(5)

10.01	Office Depot, Inc. Amended Long-Term Equity Incentive Plan*	(6)

10.02	Form of Indemnification Agreement, dated as of September 4, 1996, by and between Office Depot, Inc. and each of David I. Fuente, Cynthia R. Cohen, W. Scott Hedrick, James L. Heskett, Michael J. Myers, Peter J. Solomon, William P. Seltzer, and Thomas Kroeger	(7)

10.03	Severance Agreement, including Release and Non-Competition Agreement, dated September 19, 2000 by and between Office Depot, Inc. and David I. Fuente (schedules and exhibits omitted)*	(8)

10.04	Lifetime Consulting and Non-Competition Agreement dated as of March 1, 2002 by and between Office Depot, Inc. and Irwin Helford*	(9)

10.05	Employment Agreement dated as of March 11, 2005, by and between Office Depot, Inc. and Steve Odland*	(19)

10.06	Employment Offer Letter dated August 25, 2005, by and between Office Depot, Inc. and Patricia A. McKay*	(20)

10.07	Letter Agreement between Office Depot, Inc. and Neil R. Austrian dated October 4, 2004*	(10)

10.08	Executive Employment Agreement dated November 7, 2000 by and between Office Depot, Inc. and Rolf van Kaldekerken*	(11)

10.09	Change of Control Agreement, dated as of November 7, 2000, by and between Office Depot, Inc. and Rolf van Kaldekerken *	(11)

10.10	Amendment to Executive Employment Agreement dated as of July 26, 2005 by and between Office Depot, Inc. and Charles E. Brown*	(12)

10.11	Executive Employment Agreement dated as of October 8, 2001, by and between Office Depot, Inc. and Charles E. Brown*	(9)

10.12	Change of Control Agreement, dated as of May 28, 1998, by and between Office Depot, Inc. and Charles E. Brown*	(12)

10.13	Second Amendment to Executive Employment Agreement, dated January 23, 2006, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(18)

10.14	First Amendment to Executive Employment Agreement, dated March 7, 2005, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(14)

10.15	Executive Employment Agreement dated as of March 1, 2004, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(14)

10.16	Change of Control Agreement, dated as of March 1, 2004, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(14)

10.17	Letter Agreement dated as of March 1, 2004, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(14)

10.18	Release Agreement and Covenant Not to Sue, dated as of January 13, 2006, by and between Office Depot, Inc. and Rick Lepley*	(18)

Exhibit
Number	Exhibit
10.19	Letter Agreement dated January 13, 2006, by and between Office Depot, Inc. and Rick Lepley*	(18)

10.20	Executive Employment Agreement dated as of March 22, 2004, by and between Office Depot, Inc. and Rick Lepley*	(14)

10.21	Change of Control Agreement, dated as of March 22, 2004, by and between Office Depot, Inc. and Rick Lepley*	(14)

10.22	Letter Agreement dated as of March 22, 2004, by and between Office Depot, Inc. and Rick Lepley*	(14)

10.23	Executive Employment Agreement dated as of August 1, 2000 by and between Office Depot, Inc. and David C. Fannin*	(11)

10.24	Change in Control Agreement, dated as of August 1, 2000, by and between Office Depot, Inc. and David C. Fannin *	(11)

10.25	Amendment No. 2 to the Five Year Credit Agreement dated September 12, 2005 by and among Office Depot, Inc., the banks, financial institutions and other institutional lenders as parties to the Credit Agreement and Wachovia Bank, National Associated, as agent.	(15)

10.26	Amendment No. 1 to the Five Year Credit Agreement dated September 9, 2005 by and among Office Depot, Inc., the banks, financial institutions and other institutional lenders as parties to the Credit Agreement and Wachovia Bank, National Associated, as agent.	(15)

10.27	Five Year Credit Agreement dated as of April 30, 2004 by and among Office Depot, Inc. and Citicorp USA, Inc. as syndication agent, Wachovia Bank, National Association as administrative agent, Citigroup Global Markets Inc. and Wachovia Capital Markets, LLC as lead arrangers, and Citigroup Global Markets Inc. as the sole bookrunner.	(16)

10.28	Contract for Purchase and Sale for certain land and contractual rights dated December 29, 2004 between Office Depot, Inc. and Stiles Corporation, reported on Form 8-K dated December 30, 2004	(14)

10.29	First Amendment to Contract for Purchase and Sale for certain land and contractual rights dated January 28, 2005 between Office Depot, Inc. and Stiles Corporation	(14)

10.30	Second Amendment to Contract for Purchase and Sale for certain land and contractual rights dated February 11, 2005 between Office Depot, Inc. and Stiles Corporation	(14)

10.31	Form of Purchase Money Note related to Second Amendment to Contract for Purchase and Sale	(14)

10.32	Form of Purchase Money Mortgage related to Second Amendment to Contract for Purchase and Sale	(14)

10.33	Amendment to Office Depot, Inc. Amended Long-Term Equity Incentive Plan*	(14)

21	List of Office Depot, Inc.’s Significant Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the respective exhibit to the Proxy Statement for Office Depot, Inc.’s 1995 Annual Meeting of Stockholders.

(2)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 2, 2001.

(3)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Registration Statement No. 33-39473 on Form S-4.

(4)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Registration Statement No. 333-108602 on Form S-4.

(5)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on October 27, 2003.

(6)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 23, 2004.

(7)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 28, 1996.

(8)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on October 31, 2000.

(9)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 29, 2001.

(10)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on October 5, 2004.

(11)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 27, 2003.

(12)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on August 1, 2005.

(13)	Incorporated by reference to the respective exhibit to Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 30, 2000.

(14)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 25, 2004.

(15)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on September 14, 2005.

(16)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on July 22, 2004.

(17)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on November 25, 2003.

(18)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on January 24, 2006.

(19)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on March 16, 2005.

(20)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on August 30, 2005.
Upon request, we will furnish a copy of any exhibit to this report upon the payment of reasonable copying and mailing expenses.