Form 10-Q
period 2006-04-01
OFFICE DEPOT INC
filed 2006-04-25
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended April 1, 2006
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
Yes ☒                      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☒
The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At April 1, 2006 there were 287,710,686 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	As of	As of
	April 1,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$447,725	$703,197
Short-term investments	102,350	200
Receivables, net	1,300,636	1,232,107
Merchandise inventories, net	1,297,442	1,360,274
Deferred income taxes	135,912	136,998
Prepaid expenses and other current assets	110,738	97,286

Total current assets	3,394,803	3,530,062
Property and equipment, net	1,282,904	1,311,737
Goodwill	892,950	881,182
Other assets	410,991	375,544

Total assets	$5,981,648	$6,098,525

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,386,453	$1,324,198
Accrued expenses and other current liabilities	1,017,489	979,796
Income taxes payable	97,726	117,487
Short-term borrowings and current maturities of long-term debt	13,080	47,270

Total current liabilities	2,514,748	2,468,751

Deferred income taxes and other long-term liabilities	350,930	321,455
Long-term debt, net of current maturities	572,100	569,098

Commitments and contingencies
Stockholders’ equity:
Common stock — authorized 800,000,000 shares of $.01 par value; outstanding shares — 422,313,787 in 2006 and 419,812,671 in 2005	4,223	4,198
Additional paid-in capital	1,575,712	1,517,373
Accumulated other comprehensive income	166,047	140,745
Retained earnings	2,996,594	2,867,067
Treasury stock, at cost — 134,603,101 shares in 2006 and 122,787,210 shares in 2005	(2,198,706)	(1,790,162)

Total stockholders’ equity	2,543,870	2,739,221

Total liabilities and stockholders’ equity	$5,981,648	$6,098,525

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 15, 2006 (the “2005
Form 10-K”).

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	13 Weeks Ended
	April 1,	March 26,
	2006	2005
Sales	$3,815,700	$3,702,891
Cost of goods sold and occupancy costs	2,613,794	2,551,236

Gross profit	1,201,906	1,151,655

Store and warehouse operating and selling expenses	843,521	827,807
General and administrative expenses	166,553	158,908

	1,010,074	986,715

Operating profit	191,832	164,940

Other income (expense):
Interest income	6,259	5,469
Interest expense	(11,066)	(10,383)
Miscellaneous income, net	7,464	4,700

Earnings before income taxes	194,489	164,726

Income taxes	64,959	49,418

Net earnings	$129,530	$115,308

Earnings per common share:
Basic	$0.44	$0.37
Diluted	0.43	0.37

Weighted average number of common shares outstanding:
Basic	291,552	311,940
Diluted	298,338	315,526
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2005 Form 10-K.

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	13 Weeks Ended
	April 1,	March 26,
	2006	2005
Cash flow from operating activities:
Net earnings	$129,530	$115,308
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	74,772	71,811
Charges for losses on inventories and receivables	30,958	31,508
Changes in working capital and other	32,536	(279,264)

Net cash provided by (used in) operating activities	267,796	(60,637)

Cash flows from investing activities:
Capital expenditures	(57,005)	(80,472)
Proceeds from disposition of assets	899	7,348
Purchase of short-term investments	(896,275)	(168,755)
Sale of short-term investments	794,125	263,022

Net cash (used in) provided by investing activities	(158,256)	21,143

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	40,345	54,183
Tax benefits from employee share-based payments	11,954	—
Acquisition of treasury stock	(398,477)	(28,229)
Net payments on long- and short-term borrowings	(25,850)	(5,599)

Net cash (used in) provided by financing activities	(372,028)	20,355

Effect of exchange rate changes on cash and cash equivalents	7,016	(10,607)

Net decrease in cash and cash equivalents	(255,472)	(29,746)
Cash and cash equivalents at beginning of period	703,197	793,727

Cash and cash equivalents at end of period	$447,725	$763,981

Supplemental disclosure of other cash flow activities:
Interest paid	$16,422	$15,854
Income taxes paid	76,331	58,591

Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital leases	$4,573	$—
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2005 Form 10-K.

OFFICE DEPOT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Basis of Presentation
Office Depot, Inc., including consolidated subsidiaries, is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 31, 2005 has been derived from audited financial statements at that date. The condensed interim financial statements as of April 1, 2006 and for the 13-week periods ending April 1, 2006 (also referred to as “the first quarter of 2006”) and March 26, 2005 (also referred to as “the first quarter of 2005”) are unaudited. However, in our opinion, these financial statements reflect all adjustments (consisting of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. In addition to normal, recurring items recorded for fair interim financial statement presentation, we recognized expenses associated with exit and other activities because the related accounting criteria were met during the period. These charges are discussed in Note B below. Certain prior period amounts have been reclassified to conform to current year presentation.
These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Office Depot, Inc. and its financial statements, we recommend reading these condensed interim financial statements in conjunction with the audited financial statements for the year ended December 31, 2005, which are included in our 2005 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”).
Note B — Asset Impairments, Exit Costs and Other Charges
During 2005, we announced a number of material charges relating to asset impairments, exit costs and other operating decisions. This announcement followed a wide-ranging assessment of assets and commitments which began in the second quarter of 2005. Through the end of 2005, we recorded $282.1 million of charges related to certain of these identified activities. We also indicated that additional charges would be recognized in future periods as we complete projects currently underway and implement the remaining projects. For additional discussion of these charges, see our 2005 Annual Report on Form 10-K filed with the SEC. As with any estimate, the amounts may change when projects are implemented. Additionally, changes in foreign currency exchange rates may impact amounts reported in U.S. dollars related to foreign operations.
During the first quarter of 2006, we recorded approximately $18.7 million of charges related to these previously-identified activities (the “First Quarter Charges”). Approximately $0.2 million is included in costs of goods sold and occupancy costs, $15.8 million in store and warehouse operating and selling expenses, and $2.7 million in general and administrative expenses. These charges primarily related to centralizing and consolidating activities in our International Division and included one-time severance costs and related accruals.
Of the $18.7 million of First Quarter Charges, approximately $17.5 million represented exit and other costs as outlined below.

	Beginning					Ending
	Balance	Charge	Cash	Non-cash		Balance
(Dollars in millions)	at 1/1/06	Incurred	Payments	Settlements	Adjustments	at 4/1/06

One-time termination benefits	$5.7	13.9	(3.3)	—	(0.2)	$16.1
Lease obligations	22.8	0.7	(3.1)	—	—	20.4
Other associated costs	2.4	2.9	(1.3)	(1.4)	(0.1)	2.5

Total	$30.9	$17.5	$(7.7)	$(1.4)	$(0.3)	$39.0

Exit cost accruals by Division are listed below.

	Beginning					Ending
	Balance	Charge	Cash	Non-cash		Balance
(Dollars in millions)	at 1/1/06	Incurred	Payments	Settlements	Adjustments	at 4/1/06

North American Retail	$21.7	$0.8	$(2.9)	$(0.5)	$—	$19.1
North American Business Solutions	2.8	1.0	(0.5)	(0.4)	—	2.9
International	6.4	15.7	(4.3)	(0.5)	(0.3)	17.0

Total	$30.9	$17.5	$(7.7)	$(1.4)	$(0.3)	$39.0
Note C — Accounting for Stock-Based Compensation
We adopted Statement of Financial Accounting Standards No. 123 (R) (“FAS 123R”), Share-Based Payments, at the beginning of the third quarter of 2005 using the modified prospective method. Accordingly, financial information for prior periods has not been restated. However, the pro forma effects of recognizing the estimated fair value of stock-based compensation for the first quarter of 2005 has been disclosed previously in our footnotes under provisions of Statement of Financial Accounting Standards No. 123 (“FAS 123”), Accounting for Stock-Based Compensation. The previously-disclosed pro forma information is presented below.

First Quarter
(In thousands, except per share amounts)	2005
Net earnings as reported	$115,308
Stock-based employee compensation cost included in net earnings as reported, net of tax	1,748
Compensation expense under FAS 123, net of tax	(3,065)

Pro forma net earnings	$113,991

Net earnings per share — Basic
As reported	$0.37
Pro forma	0.37

Net earnings per share — Diluted
As reported	$0.37
Pro forma	0.36
In addition to requiring companies to recognize the estimated fair value of share-based payments in earnings, FAS 123R modified the presentation of tax benefits received in excess of amounts determined based on the compensation expense recognized. Previously, such amounts were considered sources of cash in the operating activities section of the statement of cash flows. For periods after adopting FAS 123R under the modified prospective method, such benefits are presented as a source of cash in the financing activities section of the statement of cash flows.
Note D — Comprehensive Income
Comprehensive income represents all non-owner changes in stockholders’ equity and consists of the following:

(Dollars in thousands)	First Quarter
	2006	2005
Net earnings	$129,530	$115,308
Other comprehensive income (loss):
Foreign currency translation adjustments, net	25,509	(72,074)
Amortization of gain on cash flow hedge	(414)	(415)
Unrealized gain on cash flow hedge	207	—

Total comprehensive income	$154,832	$42,819

Note E — Earnings Per Share (“EPS”)
The information required to compute basic and diluted EPS is as follows:

	First Quarter
(In thousands, except per share amounts)	2006	2005
Numerator:
Net earnings	$129,530	$115,308

Denominator:
Weighted average shares outstanding:
Basic	291,552	311,940
Effect of dilutive stock options and restricted stock	6,786	3,586

Diluted	298,338	315,526

EPS:
Basic	$0.44	$0.37
Diluted	0.43	0.37
A portion of the 2005 long-term incentive awards to employees includes approximately one million shares of performance-based restricted stock that are not included in the weighted average share calculation until the underlying performance measures are met.
Note F — Division Information
Historically, management has assessed the performance of our reportable segments through a measure we referred to as Division operating profit. That measure reflected sales, cost of sales and store and warehouse operating expenses directly related to each Division’s activity. General and administrative (“G&A”) expenses were evaluated and controlled as a corporate function. As we have previously disclosed, we have been analyzing the further allocation of our G&A costs to our Division results for purposes of segment disclosure.
We now include in our Division operating profit those G&A costs that have been identified as directly or closely attributable to those units. After allocating these costs to the Divisions, a certain amount of corporate G&A remains unallocated. These costs cannot be directly attributed to the activities of any one Division and so are held out separately as corporate G&A. We believe this is the most appropriate way to measure each Division’s performance. Unallocated corporate G&A continues to be monitored and evaluated at a corporate level. We have also refined certain other historical allocations across Divisions.
We have provided below the Division operating profit for each quarter of 2005 as previously reported and with the further allocations of G&A and other items.
Total Company by Quarter — 2005

(Dollars in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Sales	$3,702.9	$3,364.0	$3,492.9	$3,719.1	$14,278.9
Cost of goods sold	2,551.2	2,327.8	2,446.3	2,561.6	9,886.9

Gross profit	1,151.7	1,036.2	1,046.6	1,157.5	4,392.0

Store and warehouse operating and selling expenses	821.6	736.2	836.2	826.1	3,220.1
Asset impairments	—	—	121.9	11.6	133.5

Division operating profit — as reported	330.1	300.0	88.5	319.8	1,038.4

Allocated G&A expenses and other	91.5	85.9	77.9	94.5	349.8

Division operating profit — further allocated	238.6	214.1	10.6	225.3	688.6

Corporate G&A	73.7	71.6	107.3	88.0	340.6

Operating profit (loss)	$164.9	$142.5	$(96.7)	$137.3	$348.0

Division results — 2005

					North
			North		American
			American		Business
	Total	% of	Retail	% of	Solutions	% of	International	% of
(Dollars in millions)	Company	Sales	Division	Sales	Division	Sales	Division	Sales

First Quarter
Sales	$3,702.9		$1,698.2		$1,051.0		$954.3
Division operating profit:
As reported	$330.1	8.9%	$130.1	7.7%	$101.3	9.6%	$98.8	10.4%
Further allocated	$238.6	6.4%	$106.9	6.3%	$74.2	7.1%	$57.7	6.0%
Corporate G&A	$73.7	2.0%	—	—	—	—	—	—
Operating profit	$164.9	4.4%	—	—	—	—	—	—

Second Quarter
Sales	$3,364.0		$1,451.1		$1,065.9		$847.8
Division operating profit:
As reported	$300.0	8.9%	$99.6	6.9%	$115.7	10.9%	$84.7	10.0%
Further allocated	$214.1	6.4%	$76.2	5.3%	$86.8	8.1%	$51.1	6.0%
Corporate G&A	$71.6	2.1%	—	—	—	—	—	—
Operating profit	$142.5	4.2%	—	—	—	—	—	—

Third Quarter
Sales	$3,492.9		$1,635.9		$1,080.9		$776.9
Division operating profit (loss):
As reported	$88.5	2.5%	$(29.9)	(1.8)%	$59.5	5.5%	$59.0	7.6%
Further allocated	$10.6	0.3%	$(47.8)	(2.9)%	$26.6	2.5%	$31.8	4.1%
Corporate G&A	$107.3	3.1%	—	—	—	—	—	—
Operating loss	$(96.7)	(2.8)%	—	—	—	—	—	—

Fourth Quarter
Sales	$3,719.1		$1,725.0		$1,103.0		$891.9
Division operating profit:
As reported	$319.8	8.6%	$119.1	6.9%	$129.9	11.8%	$70.9	7.9%
Further allocated	$225.3	6.1%	$95.5	5.5%	$100.5	9.1%	$29.3	3.3%
Corporate G&A	$88.0	2.4%	—	—	—	—	—	—
Operating profit	$137.3	3.7%	—	—	—	—	—	—

Full Year 2005
Sales	$14,278.9		$6,510.2		$4,300.8		$3,470.9
Division operating profit:
As reported	$1,038.4	7.3%	$318.9	4.9%	$406.4	9.4%	$313.4	9.0%
Further allocated	$688.6	4.8%	$230.8	3.5%	$288.1	6.7%	$169.9	4.9%
Corporate G&A	$340.6	2.4%	—	—	—	—	—	—
Operating profit	$348.0	2.4%	—	—	—	—	—	—
Total Company results are net of intercompany transactions.
As discussed in our Form 10-K for the year ended 2005, we recorded significant asset impairment charges, exit costs and other expenses during the third and fourth quarters of 2005 which impacted Division operating profit and G&A expenses. The total charges for the third quarter were $236.8 million, with the following Divisional and G&A impacts: $155.1 million in North American

Retail; $55.2 million in North American Business Solutions; $9.7 million in International, and $16.8 million in corporate G&A. The fourth quarter charges totaled $45.3 million, with the following impacts: $7.0 million in North American Retail; $6.9 million in North American Business Solutions; $28.0 million in International and $3.4 million in corporate G&A.
The following is a summary of our significant accounts and balances by reportable segment (or “Division”), reconciled to consolidated totals.

(Dollars in thousands)	Sales
	First Quarter
	2006	2005
North American Retail Division	$1,790,728	$1,698,230
North American Business Solutions Division	1,129,997	1,050,950
International Division	894,975	954,341

Total reportable segments	3,815,700	3,703,521
Eliminations	—	(630)

Total	$3,815,700	$3,702,891

(Dollars in thousands)	Division Operating Profit
	First Quarter
	2006	2005
North American Retail Division	$133,762	$106,869
North American Business Solutions Division	92,484	74,207
International Division	52,979	57,652

Total reportable segments	279,225	238,728
Eliminations	(127)	(43)

Total	$279,098	$238,685

A reconciliation of the measure of Division operating profit to consolidated earnings before income taxes is as follows:

(Dollars in thousands)	First Quarter
	2006	2005
Total Division operating profit	$279,098	$238,685
Corporate general and administrative expenses	(87,266)	(73,745)
Interest income	6,259	5,469
Interest expense	(11,066)	(10,383)
Miscellaneous income, net	7,464	4,700

Earnings before income taxes	$194,489	$164,726

Total assets and goodwill by Division are as follows:

(Dollars in thousands)	Total Assets		Goodwill
	April 1,	December 31,	April 1,	December 31,
	2006	2005	2006	2005
North American Retail Division	$1,672,176	$1,714,428	$1,959	$1,952
North American Business Solutions Division	988,031	970,667	190,532	190,532
International Division	2,336,157	2,278,030	700,459	688,698

Total reportable segments	4,996,364	4,963,125	892,950	881,182
Other	985,284	1,135,400	—	—

Total	$5,981,648	$6,098,525	$892,950	$881,182

The change in goodwill for the first quarter of 2006 results from changes in foreign currency rates.
Note G — Pension Disclosures
The components of net periodic pension cost for our two foreign defined benefit plans are as follows:

(Dollars in millions)	First Quarter
	2006	2005
Service cost	$1.9	$2.0
Interest cost	2.8	2.8
Expected return on plan assets	(1.9)	(1.9)

Net periodic pension cost	$2.8	$2.9

For the quarter ended April 1, 2006, we have contributed $1.6 million to our foreign pension plans. No significant changes are currently anticipated in our 2006 annual contributions compared to 2005.
Note H — Subsequent Events
After the end of the quarter, we completed the acquisition of a controlling interest in a South Korean office supply business which had prior year sales of approximately $44 million. We also increased our ownership interest to a majority stake in Office Depot Israel, which generated revenue in excess of $100 million in the prior year. We will fully consolidate these businesses into our results in the second quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Office Depot, Inc., together with our subsidiaries, is a global supplier of office products and services. We sell to consumers and businesses of all sizes through our three reportable segments (or “Divisions”): North American Retail Division, North American Business Solutions Division, and International Division.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our condensed consolidated financial statements and the notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2005 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”).
This MD&A contains significant amounts of forward-looking information. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements. Our discussion of Risk Factors found in Item 1A of this Form 10-Q and Forward-Looking Statements, found immediately following the MD&A in our 2005 Annual Report on Form 10-K, apply to these forward-looking statements.
RESULTS OF OPERATIONS
OVERVIEW
A summary of factors important to understanding the first quarter results are provided below and further discussed in the narrative that follows.
•	Total Company sales for the first quarter grew 3% to $3.8 billion compared to the first quarter of 2005. Excluding the effects of foreign exchange, total company sales were 5% higher than the first quarter of last year. Sales in North America were up 6%. North American Retail comps were 3% for the quarter.

•	For the quarter, gross profit as a percentage of sales was 31.5%, a 40 basis point improvement from the same period last year.

•	As part of our previously announced charges, we recorded approximately $19 million in charges in the first quarter of 2006 (the “First Quarter Charges”). Those charges primarily occurred as a result of actions planned and taken in our International Division in the quarter. These projects are expected to continue throughout 2006 and future years and related charges will be recorded when the related accounting recognition criteria are met.

•	Beginning with this quarter, we now include in our Division operating profit those general and administrative (“G&A”) costs that have been identified as directly or closely attributable to those units. After allocating these costs to the Divisions, a certain amount of Corporate G&A remains unallocated.

•	Cash flows from operations increased in 2006, reflecting an improvement in inventory levels and in the use of cash for payables and in part, to the timing of payments.

•	During the first quarter of 2006, we acquired approximately 12 million shares of our common stock.

•	Subsequent to quarter end, we completed the previously-announced acquisition of a majority position in a venture in South Korea and increased our ownership to a controlling interest in a venture in Israel. Both entities will be consolidated beginning with the second quarter results.

Overall

(Dollars in millions)	First Quarter
	2006		2005
Sales	$3,815.7	100.0%	$3,702.9	100.0%
Cost of goods sold and occupancy costs	2,613.8	68.5%	2,551.2	68.9%

Gross profit	1,201.9	31.5%	1,151.7	31.1%

Store and warehouse operating and selling expenses	843.5	22.1%	827.8	22.4%

Allocated G&A	79.3	2.1%	85.3	2.3%

Division operating profit	279.1	7.3%	238.6	6.4%

Corporate G&A	87.3	2.3%	73.7	2.0%

Operating profit	$191.8	5.0%	$164.9	4.4%

Beginning with the first quarter of 2006, we now include in our Division operating profit those G&A costs that have been identified as directly or closely attributable to those units. After allocating these costs to the Divisions, a certain amount of Corporate G&A remains unallocated. We have also refined certain other historical allocations across Divisions. Prior period results have been recast for meaningful comparison. See Note F of our Notes to Condensed Consolidated Financial Statements for additional discussion.
Other companies may charge more or less G&A expenses to their divisions, and our results therefore may not be comparable to similarly titled measures used by some other entities. Our measure of Division operating profit should not be considered as an alternative to operating income or net earnings determined in accordance with accounting principles generally accepted in the United States of America.
During 2005, we announced a number of material charges relating to asset impairments, exit costs and other operating decisions. This announcement followed a wide-ranging assessment of assets and commitments which began in the second quarter of 2005. Through the end of 2005, we recorded $282.1 million of charges related to certain of these identified activities. We also indicated that additional charges would be recognized in future periods as remaining projects are implemented and accounting recognition criteria are met. For additional discussion of these charges (the “2005 Charges”), please see our 2005 Annual Report on Form
10-K filed with the SEC. As with any estimate, the amounts may change when projects are implemented. Additionally, changes in foreign currency exchange rates may impact amounts reported in U.S. dollars related to foreign operations.
The First Quarter Charges totaled $18.7 million. Of this amount, approximately $0.2 million is classified in cost of goods sold and occupancy costs, $15.8 million in store and warehouse operating and selling expenses and $2.7 million in G&A expenses. These charges primarily relate to centralizing and consolidating activities in our International Division and include one-time severance costs and related accruals.

North American Retail Division

	First Quarter
(Dollars in millions)	2006	2005
Sales	$1,790.7	$1,698.2
% change	5%	6%

Division operating profit	$133.8	$106.9
% of sales	7.5%	6.3%
Division operating profit for the first quarter of 2006 included approximately $1.0 million of First Quarter Charges primarily related to accelerated depreciation initiated during 2005 that extended into 2006. Approximately $0.7 million is expected to continue through the end of 2006.
First quarter sales in the North American Retail Division increased 5% compared to the same period last year. Comparable store sales in the 966 stores in the U.S. and Canada that have been open for more than one year increased 3% in the first quarter. Comparable average transaction ticket size continued to increase, reflecting additional technology and furniture sales.
Higher operating profit in 2006 was achieved as the result of broad based product margin improvements from category management initiatives and increased private brand sales coupled with reduced operating costs from our cost management initiatives. These improvements more than offset incremental expense associated with store remodel activities that are now underway.
During the first quarter, the Company opened four stores and closed two stores. At the end of the first quarter, Office Depot operated a total of 1,049 office products stores throughout the U.S. and Canada. We plan to open about 100 stores this year. Previously, we announced that we planned to remodel approximately 60 stores during 2006 in the M2 format, but we may accelerate our plans and remodel about 150 stores this year, with the goal of remodeling approximately 800 stores over the next several years. Those remodeling activities will affect the performance of the North American Retail Division from both acceleration of depreciation of the remaining assets in those stores as well as from the costs associated with the specific remodel efforts, some of which are not capitalizable. We believe the M2 store format improves the customer shopping experience.
North American Business Solutions Division

	First Quarter
(Dollars in millions)	2006	2005
Sales	$1,130.0	$1,051.0
% change	8%	2%

Division operating profit	$92.5	$74.2
% of sales	8.2%	7.1%
Division operating profit for the first quarter of 2006 included approximately $1.1 million of First Quarter Charges related to efficiency activities initiated during last year as part of the 2005 Charges. It is anticipated that the North American Business Solutions Division will recognize an additional $13 million during the remainder of 2006 , though costs related to these projects may differ as the actual plans are implemented. In addition to these projects, the Division is expecting to recognize additional costs in 2007 and 2008 for future network optimization projects.
North American Business Solutions Division sales increased by 8% for the first quarter of 2006 compared to the same period in the prior year. Our contract business experienced growth in all three product categories and our direct business successfully completed the catalog migration process from Viking to Office Depot.

Division customer transaction counts and average order values both increased compared to the first quarter of 2005.
Overall gross margin for the Division declined slightly as compared to the prior year due to cost pressures in certain categories. Expense leverage was achieved from call center optimization efforts and advertising efficiencies, including those realized from the consolidation of our catalog operations. We also improved our operating expense ratio in our supply chain again this quarter.
We anticipate continuing to add to our sales force, as well as increase telephone account management to enhance customer relationships and profitably grow the business.
International Division

	First Quarter
(Dollars in millions)	2006	2005
Sales	$895.0	$954.3
% change	(6)%	(2)%

Division operating profit	$53.0	$57.7
% of sales	5.9%	6.0%
Division operating profit includes approximately $15.7 million of First Quarter Charges related to efficiency activities identified last year as part of the business review disclosed in our Form 10-K for 2005. It is anticipated that the International Division will record an additional $17 million of charges during the remainder of 2006 as these plans are implemented and the accounting recognition criteria are met. However, costs related to these projects may differ as the actual plans are implemented and foreign currency exchange rates may impact the amount reported in U.S. dollars. In addition to costs associated with these projects, the Division is expecting to recognize costs in 2007 and 2008 for future network optimization projects.
International Division first quarter sales increased 2% in local currencies, but decreased 6% in U.S. dollars compared to the same period in 2005. In the quarter, direct and contract sales were up and retail comparable store sales in Europe grew by 4%. The change in exchange rates from the corresponding prior year period decreased sales reported in U.S. dollars by approximately $80 million for the quarter.
Gross margin increased slightly despite continued pricing and cost pressures in key product categories during the first quarter, and broad-based expense savings also contributed to performance in the quarter.
The International Division increased its sales force in the quarter and increased the use of telephone account managers for customer acquisition activity. These productive activities will continue throughout the rest of the year.
After the end of the quarter, we completed the acquisition of a controlling interest in a South Korean office supply business which had prior year sales of approximately $44 million. We also increased our ownership interest to a majority stake in Office Depot Israel, which generated revenue in excess of $100 million in the prior year. We will fully consolidate these businesses into our results in the second quarter of 2006.

Corporate and Other
General and Administrative Expenses: As a percentage of sales, total G&A expenses increased to 4.4% in the first quarter of 2006, compared to 4.3% for the same period last year. As noted above, the portion of G&A considered directly or closely related to unit activity is now included in the measurement of Division operating profit and prior periods have been recast for comparison. The remaining corporate G&A for the first quarter of 2006 increased compared to the same period of 2005, reflecting the expense recognition of stock options and other employee-related costs.
Other income (expense): Other income and expense, net increased reflecting rising earnings rates on invested cash and increased earnings from joint ventures accounted for under the equity method. Subsequent to the end of the first quarter, we increased our ownership in one existing investment and will begin consolidating this venture in the second quarter.
LIQUIDITY AND CAPITAL RESOURCES
At April 1, 2006, we had approximately $550.1 million of cash and short-term investments, as well as $601.4 million of available credit under our revolving credit facility. The credit availability reflects coverage of $83.6 million of outstanding letters of credit. We had an additional $50.2 million of letters of credit outstanding under separate trade agreements. We anticipate having sufficient liquidity to fund announced acquisitions and planned store expansion and remodels. We may continue repurchases of our common stock.
During the first quarter of 2006, cash provided by operating activities was $267.8 million compared to cash used of $60.6 million during the same period last year. This change is attributable to an improvement in inventory levels and in the use of cash for payables and in part, to the timing of payments.
Cash used in investing activities was $158.3 million in the first quarter of 2006 compared to cash provided of $21.1 million in the same period last year. The use of cash in 2006 reflects capital expenditures from the opening of four new office supply stores and relocating two stores in North America, as well as our store remodel program and investments in enterprise software. We also increased short-term investments by $102.2 million during the first quarter of 2006. Investing activities in 2005 include the net liquidation of short-term investments, partially offset by capital expenditures from the opening of 29 new stores and one relocation in North America.
Cash used in financing activities was $372.0 million in the first quarter of 2006 compared to cash provided of $20.4 million during the same period in 2005. Open market purchases of our common stock totaled $398.5 million and payments on long- and short-term borrowings totaled $25.9 million. This was partially offset by proceeds from issuance of common stock under our employee related plans of $40.3 million and $12.0 million in tax benefits from employee exercises of share-base awards.
CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2005 Annual Report on Form 10-K, filed on February 15, 2006, in the Notes to the Consolidated Financial Statements, Note A, and the Critical Accounting Policies section.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risks
At April 1, 2006, there had not been a material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2005 Annual Report on Form 10-K.
Foreign Exchange Rate Risks
At April 1, 2006, there had not been a material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2005 Annual Report on Form 10-K.
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
Item 1A. Risk Factors
In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and out company could materially impact our future performance and results. We have provided below a list of these risk factors that should be reviewed when considering our securities. These are not all the risks we face, of course, and other factors currently considered immaterial or unknown to us may impact our future operations.
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
In order to achieve and maintain expected profitability levels in our three operating divisions, we must continue to grow by adding new customers and taking market share from competitors, while maintaining service levels, and aggressive pricing necessary to retain existing customers. If we fail to adequately address and respond to these pressures in both North America and internationally, it could have a material adverse effect on our business and results of our operations.
Execution of Expansion Plans: We plan to open about 100 stores in the United States and Canada and approximately five to 20 stores in our International Group during 2006. Circumstances outside our control could negatively impact these anticipated store openings. We cannot determine with certainty whether our new store openings, including some newly sized or formatted stores or retail concepts, will be successful. The failure to expand by successfully opening new stores as planned, or the failure of a significant number of these stores to perform as planned, could have a material adverse effect on our business and results of our operations.
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
Product Availability: In addition to selling our private brand merchandise, we are a reseller of other manufacturer’s branded items and are thereby dependant on the availability and pricing of key products including ink, toner, paper and technology products, to name a few. As a reseller, we cannot control the supply, design, function or cost of many of the products we offer for sale. Disruptions in the availability of raw materials used in production of these products may adversely affect our sales and result in customer dissatisfaction. Further, we cannot control the cost of manufacturer’s products and cost increases must either be passed along to our customers or will result in erosion of our earnings. Failure to identify desirable products and make them available to our customers when desired and at attractive prices could have a material adverse effect on our business and results of operations.
Possible Business Disruption Due to Weather: During 2004 and 2005, we sustained disruption to our businesses in the United States due to the number and severity of weather events in the Southeastern United States, including record numbers of hurricanes. While we have been able to recover quickly from these events during the past two years, the long-range weather forecast calls for higher than normal tropical storm activity, especially in the Southeastern United States for a number of years in the future. It is impossible to know whether these storms will occur as forecast or the location or severity of such storms. We believe that we have taken reasonable precautions to prepare for such weather-related events, but there is no assurance that our precautions will be adequate to deal with such events in the future. If these events occur as forecast, and if they should impact areas in which we have concentrations of retail stores or distribution facilities, such events could have a materially adverse effect on our financial position or operating results in the future.
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
Possible Changes to our Global Tax Rate: Our company is a multi-national, multi-channel reseller of office products and services. As a result of our operations in many foreign countries, in addition to the United States, our global tax rate is derived from a combination of applicable tax rates in the various jurisdictions in which we operate. Depending upon the sources of our income, any agreements we may have with taxing authorities in various jurisdictions, and the tax filing positions we take in various jurisdictions, our overall tax rate may be lower or higher than that of other companies or higher or lower than our tax rates have been in the past. We base our estimate of an annual effective tax rate at any given point in time upon a calculated mix of the tax rates applicable to our company and to estimates of the amount of business likely to be done in any given geography. The loss of one or more agreements with taxing jurisdictions, a change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, or changes in tax laws in any of the multiple jurisdictions in which we operate or adverse outcomes from the tax audits that regularly are in process in any of the jurisdictions in which we operate could result in an unfavorable change in our overall tax rate, which change could have a material adverse effect on our business and results of our operations.
Disclaimer of Obligation to Update
We assume no obligation (and specifically disclaim any such obligation) to update these Risk Factors or any other forward-looking statements contained in this Report to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to company purchases made of Office Depot, Inc. common stock during the first quarter of the 2006 fiscal year:

					(d) Maximum
					Number of Shares
				(c) Total Number of	(or Approximate
				Shares Purchased as	Dollar Value) that
				Part of Publicly	May Yet Be
	(a) Total Number of		(b) Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased		Paid per Share	Programs(1)	Plans or Programs
January 1, 2006 — January 28, 2006	3,519,394	(2)	$31.48	3,516,800	$58,908,000
January 29, 2006 — February 25, 2006	1,179,600	(3)	$33.60	1,179,600	28,103,000
February 26, 2006 — April 1, 2006	7,066,000		$36.37	7,066,000	271,142,000
Total	11,764,994		$34.63	11,762,400	$271,142,000

(1)	On October 20, 2005, the board of directors authorized a common stock repurchase program whereby we were authorized to repurchase up to $500 million of our common stock. This program commenced on October 20, 2005 and concluded on February 27, 2006. On February 15, 2006, the board of directors authorized a common stock repurchase program whereby we are authorized to repurchase an additional $500 million of our common stock. This program commenced on February 27, 2006.

(2)	Includes 2,594 shares of common stock delivered or restricted shares of common stock withheld to pay income tax or other tax liabilities with respect to the vesting of restricted stock, exercise of stock options, or the settlement of performance share awards.

(3)	Includes 252,600 shares of common stock delivered or restricted shares of common stock withheld to pay income tax or other tax liabilities with respect to the vesting of restricted stock, exercise of stock options, or the settlement of performance share awards.
Item 4. Submission of Matters to a Vote of Security Holders
The Company has filed a Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 in advance of our Annual Meeting of Shareholders to be held on Friday, May 12, 2006.
Item 6. Exhibits
     Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC. (Registrant)
Date: April 25, 2006	By:	/s/ Steve Odland
Steve Odland
Chief Executive Officer and Chairman, Board of Directors (Principal Executive Officer)

Date: April 25, 2006	By:	/s/ Patricia McKay
Patricia McKay
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 25, 2006	By:	/s/ Randy T. Pianin
Randy T. Pianin
Senior Vice President, Finance and Controller (Principal Accounting Officer)