Form 10-Q
period 2006-07-01
OFFICE DEPOT INC
filed 2006-07-28
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended July 1, 2006
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At July 1, 2006 there were 283,276,969 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	As of	As of
	July 1,	December 31,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$341,350	$703,197
Short-term investments	—	200
Receivables, net	1,314,333	1,232,107
Inventories, net	1,450,440	1,360,274
Deferred income taxes	121,750	136,998
Prepaid expenses and other current assets	116,749	97,286

Total current assets	3,344,622	3,530,062

Property and equipment, net	1,326,128	1,311,737
Goodwill	1,091,427	881,182
Other assets	445,508	375,544

Total assets	$6,207,685	$6,098,525

Liabilities and stockholders’ equity

Current liabilities:
Trade accounts payable	$1,477,506	$1,324,198
Accrued expenses and other current liabilities	1,068,020	979,796
Income taxes payable	117,774	117,487
Short-term borrowings and current maturities of long-term debt	34,114	47,270

Total current liabilities	2,697,414	2,468,751

Deferred income taxes and other long-term liabilities	368,170	321,455
Long-term debt, net of current maturities	581,761	569,098
Minority interest	10,270	—

Commitments and contingencies

Stockholders’ equity:
Common stock — authorized 800,000,000 shares of $.01 par value; issued and outstanding shares - 425,075,847 in 2006 and 419,812,671 in 2005	4,251	4,198
Additional paid-in capital	1,652,554	1,517,373
Accumulated other comprehensive income	249,752	140,745
Retained earnings	3,114,903	2,867,067
Treasury stock, at cost — 141,798,878 shares in 2006 and 122,787,210 shares in 2005	(2,471,390)	(1,790,162)

Total stockholders’ equity	2,550,070	2,739,221

Total liabilities and stockholders’ equity	$6,207,685	$6,098,525

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 15, 2006 (the “2005
Form 10-K”).

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
Sales	$3,494,907	$3,364,052	$7,310,607	$7,066,943
Cost of goods sold and occupancy costs	2,416,665	2,327,805	5,030,459	4,879,041

Gross profit	1,078,242	1,036,247	2,280,148	2,187,902

Store and warehouse operating and selling expenses	756,505	740,345	1,600,026	1,568,152
General and administrative expenses	150,324	153,390	316,877	312,298

Operating profit	171,413	142,512	363,245	307,452

Other income (expense):
Interest income	1,086	5,761	7,345	11,230
Interest expense	(11,347)	(15,179)	(22,413)	(25,562)
Miscellaneous income, net	6,625	7,691	14,089	12,391

Earnings before income taxes	167,777	140,785	362,266	305,511

Income taxes	49,471	40,686	114,430	90,104

Net earnings	$118,306	$100,099	$247,836	$215,407

Earnings per common share:
Basic	$0.42	$0.32	$0.87	$0.69
Diluted	0.41	0.31	0.85	0.68

Weighted average number of common shares outstanding:
Basic	280,726	314,216	286,139	313,078
Diluted	287,326	318,938	292,832	317,232
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2005 Form 10-K.

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	26 Weeks Ended
	July 1,	June 25,
	2006	2005
Cash flow from operating activities:
Net earnings	$247,836	$215,407
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	137,373	135,483
Charges for losses on inventories and receivables	42,716	39,411
Changes in working capital and other	55,863	(303,919)

Net cash provided by operating activities	483,788	86,382

Cash flows from investing activities:
Capital expenditures	(121,489)	(155,081)
Acquisitions, net of cash acquired	(176,022)	—
Proceeds from disposition of assets	21,042	36,920
Purchase of short-term investments	(961,450)	(590,675)
Sale of short-term investments	961,650	533,822

Net cash used in investing activities	(276,269)	(175,014)

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	82,111	79,607
Tax benefits from employee share-based payments	32,502	—
Acquisition of treasury stock	(670,222)	(90,574)
Net payments on long- and short-term borrowings	(22,651)	(32,813)

Net cash used in financing activities	(578,260)	(43,780)

Effect of exchange rate changes on cash and cash equivalents	8,894	(33,256)

Net decrease in cash and cash equivalents	(361,847)	(165,668)
Cash and cash equivalents at beginning of period	703,197	793,727

Cash and cash equivalents at end of period	$341,350	$628,059

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2005 Form 10-K.

OFFICE DEPOT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Basis of Presentation
Office Depot, Inc., including consolidated subsidiaries, is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 31, 2005 has been derived from audited financial statements at that date. The condensed interim financial statements as of July 1, 2006 and for the 13-week and 26-week periods ending July 1, 2006 (also referred to as “the second quarter of 2006” and “the first half of 2006”) and June 25, 2005 (also referred to as “the second quarter of 2005” and “the first half of 2005”) are unaudited. However, in our opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. In addition to the normal, recurring items recorded for fair interim financial statement presentation, we recognized expenses associated with exit and other activities because the related accounting criteria were met during the period. Certain prior period amounts have been reclassified to conform to current year presentation.
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
New Accounting Pronouncement
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet analyzed the impact this Interpretation will have on our financial condition, results of operations, cash flows or disclosures.
Note B — Acquisitions
During the second quarter of 2006, we completed the acquisitions of Allied Office Products in North America and Best Office in South Korea. We also increased our ownership interest to a majority stake in Office Depot Israel, an investment previously accounted for under the equity method. Allied Office Products is included in our North American Business Solutions Division and Best Office and Office Depot Israel are included in our International Division. Minority interest has been reflected for the equity portion we do not own. The cost of these acquisitions, net of cash acquired, was approximately $176 million. The consideration has been allocated to acquired working capital and other accounts with approximately $160 million initially allocated to goodwill. Both our integration plans and our assessment of the value of assets and liabilities acquired are in the process of being finalized. Accordingly, the amount initially allocated to goodwill likely will change as the integration and valuation processes are completed and amounts of separately identifiable intangible assets are recorded. One acquisition includes provisions that may result in payments to the former owners based on certain measures of future profitability that may impact goodwill in future periods. Additionally, Office Depot has the right to acquire or may be required to purchase some or all of the minority interest shares at various points over the next five years. Pro forma information relating to these acquisitions is not considered material.

Note C — Accounting for Stock-Based Compensation
We adopted Statement of Financial Accounting Standards No. 123 (R) (“FAS 123R”), Share-Based Payment, at the beginning of the third quarter of 2005 using the modified prospective method. Accordingly, financial information for prior periods has not been restated. However, the pro forma effects of recognizing the estimated fair value of stock-based compensation for the second quarter and first half of 2005 have been disclosed previously in our footnotes under provisions of Statement of Financial Accounting Standards No. 123 (“FAS 123”), Accounting for Stock-Based Compensation. The previously-disclosed pro forma information is presented below.

	Second	First
	Quarter	Half
(In thousands, except per share amounts)	2005	2005

Net earnings as reported	$100,099	$215,407
Stock-based employee compensation cost included in net earnings as reported, net of tax	3,492	5,240
Compensation expense under FAS 123, net of tax	(5,410)	(8,475)

Pro forma net earnings	$98,181	$212,172

Net earnings per share — Basic
As reported	$0.32	$0.69
Pro forma	0.31	0.68
Net earnings per share — Diluted
As reported	$0.31	$0.68
Pro forma	0.31	0.67
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
Note D — Comprehensive Income
Comprehensive income represents all non-owner changes in stockholders’ equity and consists of the following:

(In thousands)	Second Quarter		First Half
	2006	2005	2006	2005
Net earnings	$118,306	$100,099	$247,836	$215,407
Other comprehensive income:
Foreign currency translation adjustments, net	83,297	(95,655)	108,806	(167,729)
Amortization of gain on cash flow hedge	(415)	(414)	(829)	(829)
Unrealized gain on cash flow hedge	823	—	1,030	—

Total comprehensive income	$202,011	$4,030	$356,843	$46,849

Note E — Earnings Per Share (“EPS”)
The information required to compute basic and diluted EPS is as follows:

(In thousands, except per share amounts)	Second Quarter		First Half
	2006	2005	2006	2005
Numerator:
Net earnings	$118,306	$100,099	$247,836	$215,407

Denominator:
Weighted average shares outstanding:
Basic	280,726	314,216	286,139	313,078
Effect of dilutive stock options and restricted stock	6,600	4,722	6,693	4,154

Diluted	287,326	318,938	292,832	317,232

EPS:
Basic	$0.42	$0.32	$0.87	$0.69
Diluted	0.41	0.31	0.85	0.68
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
Note F — Division Information
The following is a summary of our significant accounts and balances by reportable segment (or “Division”), reconciled to consolidated totals.

(In thousands)	Sales
	Second Quarter		First Half
	2006	2005	2006	2005
North American Retail Division	$1,507,612	$1,451,123	$3,298,340	$3,149,353
North American Business Solutions Division	1,128,676	1,065,909	2,258,673	2,116,859
International Division	858,619	847,775	1,753,594	1,802,116

Total reportable segments	3,494,907	3,364,807	7,310,607	7,068,328
Eliminations	—	(755)	—	(1,385)

Total	$3,494,907	$3,364,052	$7,310,607	$7,066,943

(In thousands)	Division Operating Profit
	Second Quarter		First Half
	2006	2005	2006	2005
North American Retail Division	$95,897	$76,224	$229,659	$183,093
North American Business Solutions Division	100,842	86,761	193,326	160,968
International Division	45,541	51,153	98,520	108,805

Total reportable segments	242,280	214,138	521,505	452,866
Eliminations	(27)	(33)	(154)	(77)

Total	$242,253	$214,105	$521,351	$452,789

Beginning in the first quarter of 2006, general and administrative (“G&A”) costs that have been identified as directly or closely attributable to our reportable segments are included in our Division operating profit. Division operating profit for the second quarter and first half of 2005 has been adjusted by approximately $86 million and $177 million, respectively, to reflect the further allocation of our G&A costs as well as refinement of certain other historical allocations across Divisions. Also, see Note G for discussion of charges included in Division operating profit.
A reconciliation of the measure of Division operating profit to consolidated earnings before income taxes is as follows:

(In thousands)	Second Quarter		First Half
	2006	2005	2006	2005
Total division operating profit	$242,253	$214,105	$521,351	$452,789
Corporate general and administrative expenses	(70,840)	(71,593)	(158,106)	(145,337)
Interest income	1,086	5,761	7,345	11,230
Interest expense	(11,347)	(15,179)	(22,413)	(25,562)
Miscellaneous income, net	6,625	7,691	14,089	12,391

Earnings before income taxes	$167,777	$140,785	$362,266	$305,511

Total assets and goodwill by division are as follows:

(In thousands)	Total Assets		Goodwill
	July 1,	December 31,	July 1,	December 31,
	2006	2005	2006	2005
North American Retail Division	$1,799,683	$1,714,428	$2,046	$1,952
North American Business Solutions Division	1,169,941	970,667	335,040	190,532
International Division	2,462,609	2,278,030	754,341	688,698

Total reportable segments	5,432,233	4,963,125	1,091,427	881,182
Other	775,452	1,135,400	—	—

Total	$6,207,685	$6,098,525	$1,091,427	$881,182

The change in goodwill for the first half of 2006 results from the acquisitions described in Note B, as well as the impact of changes in foreign currency exchange rates.
Note G — Asset Impairments, Exit Costs and Other Charges
During 2005, we announced a number of material charges relating to asset impairments, exit costs and other operating decisions. This announcement followed a wide-ranging assessment of assets and commitments which began in the second quarter of 2005. Through the end of 2005, we recorded $282 million of charges related to certain of these identified activities. We also indicated that additional charges would be recognized in future periods as we complete projects currently underway and implement the remaining projects. For additional discussion of these charges, see our 2005 Annual Report on Form 10-K filed with the SEC. As with any estimate, the amounts may change when projects are implemented. Additionally, changes in foreign currency exchange rates may impact amounts reported in U.S. dollars related to foreign projects.
During the second quarter and first half of 2006, we recorded approximately $8 million and $27 million, respectively, of charges related to these previously-identified activities (the “Second Quarter Charges” and the “Year-To-Date Charges”). These charges related primarily to consolidation and streamlining activities and are included, as appropriate, in cost of goods sold and occupancy costs, store and warehouse operating and selling expenses, and general and administrative expenses.

Included in the Second Quarter Charges, are one-time termination benefits, accelerated depreciation, and other associated costs of approximately $4 million, $2 million and $2 million, respectively. Of this amount, approximately $1 million is included in the North American Retail Division, $4 million is included in the North American Business Solutions Division, and $3 million is included in the International Division.
Included in the Year-To-Date Charges, are one-time termination benefits, lease and contract obligations, accelerated depreciation and other associated costs as indicated in the table below. Of this amount, approximately $2 million is included in the North American Retail Division, $5 million is included in the North American Business Solutions Division, $19 million is included in the International Division and $1 million is included in corporate general and administrative expenses.
Exit and other costs incurred during the first half of 2006, and changes in exit cost accruals related to these previously-identified activities are as follows:

	Beginning Balance				Currency and Other	Ending Balance at
(In millions)	at 1/1/06	Charge incurred	Cash payments	Non-cash settlements	Adjustments	7/1/06
One-time termination benefits	$6	$18	$(12)	$—	$—	$12
Lease and contract obligations	23	1	(7)	—	2	19
Accelerated depreciation	—	5	—	(5)	—	—
Other associated costs	2	3	(1)	—	(1)	3

Total	$31	$27	$(20)	$(5)	$1	$34
Note H — Pension Disclosures
The components of net periodic pension cost for our two foreign defined benefit plans are as follows:

(In millions)	Second Quarter		First Half
	2006	2005	2006	2005
Service cost	$2.0	$1.9	$3.9	$3.9
Interest cost	2.9	2.5	5.7	5.3
Expected return on plan assets	(1.9)	(2.1)	(3.8)	(4.0)

Net periodic pension cost	$3.0	$2.3	$5.8	$5.2

For the quarter and year-to-date periods ended July 1, 2006, we have contributed approximately $1 million and $2 million, respectively, to our foreign pension plans. No significant changes are currently anticipated in our 2006 annual contributions compared to 2005.

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
This MD&A contains significant amounts of forward-looking information. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements. Our discussion of Risk Factors, found in Item 1A of this Form 10-Q and our 2005 Annual Report on Form 10-K, and Forward-Looking Statements, found immediately following the MD&A in our 2005 Annual Report on Form 10-K, apply to these forward-looking statements.
RESULTS OF OPERATIONS
OVERVIEW
A summary of factors important to understanding the second quarter results are provided below and further discussed in the narrative that follows this overview.
•	Second quarter sales grew 4% to $3.5 billion when compared to the second quarter of 2005. Sales in North America were up 5%, while International sales increased 1% in U.S. dollars and 2% in local currencies. North American Retail Division comparable store sales were up 1% for the quarter.

•	Total Company sales for the first half of 2006 grew 3% to $7.3 billion compared to the first half of 2005. North American Retail comparable store sales increased 2% for the first half of 2006.

•	During the second quarter, we completed the previously announced acquisitions of businesses in South Korea and North America, and acquired an incremental interest leading to a majority stake in our business in Israel. While each of these businesses provides growth opportunities in the future, they did not have a significant impact on second quarter performance.

•	As part of our previously announced streamlining activities, we recorded $8 million of charges in the second quarter of 2006 (the “Second Quarter Charges”) and an aggregate of $27 million of charges for the first half of 2006 (the “Year-To-Date Charges”). These projects are expected to continue throughout 2006 and future years. The charges will be recorded when the related accounting recognition criteria are met.

•	Gross profit as a percentage of sales was 30.9%, a 10 basis point improvement from the same period last year. Gross margin in the North American Retail Division increased while our North American Business Solutions Division and our International Division posted slight decreases, primarily due to cost pressures in certain product groups.

•	Our overall performance benefited from continuing our strategy of tailored marketing efforts and from expense leverage on the increased sales. We are also seeing the benefits of operational efficiencies taking hold.

•	Total operating expenses for the second quarter were 25.9% of sales, an improvement of approximately 70 basis points compared to the same quarter of the prior year.

•	Our effective tax rate declined in the second quarter of 2006 compared to the first quarter of 2006. We now expect our full year effective rate to be in the range of 30 to 31 percent.

•	Cash flows from operations increased on a year-to-date basis in 2006, primarily reflecting our working capital initiatives, including the timing of cash payments.

•	During the second quarter and first half of 2006, we acquired approximately 7 million shares and 19 million shares, respectively, of our common stock under publicly announced programs.
Overall

(Dollars in millions)	Second Quarter				First Half
	2006		2005		2006		2005
Sales	$3,494.9	100.0%	$3,364.1	100.0%	$7,310.6	100.0%	$7,066.9	100.0%
Cost of goods sold and occupancy costs	2,416.7	69.1%	2,327.9	69.2%	5,030.5	68.8%	4,879.0	69.0%

Gross profit	1,078.2	30.9%	1,036.2	30.8%	2,280.1	31.2%	2,187.9	31.0%

Store and warehouse operating and selling expenses	756.5	21.7%	740.3	22.0%	1,600.0	21.9%	1,568.1	22.2%

Allocated G&A	79.5	2.3%	81.8	2.5%	158.8	2.2%	167.0	2.4%

Division operating profit	242.2	6.9%	214.1	6.3%	521.3	7.1%	452.8	6.4%

General and administrative expenses	70.8	2.0%	71.6	2.1%	158.1	2.1%	145.3	2.0%

Operating profit	$171.4	4.9%	$142.5	4.2%	$363.2	5.0%	$307.5	4.4%

Beginning with the first quarter of 2006, we now include in our Division operating profit those general and administrative (“G&A”) costs that have been identified as directly or closely attributable to those units. After allocating these costs to the Divisions, a certain amount of corporate G&A remains unallocated. We have also refined certain other historical allocations across Divisions. Prior period results have been recast for meaningful comparison.
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
During 2005, we announced a number of material charges relating to asset impairments, exit costs and other operating decisions. This announcement followed a wide-ranging assessment of assets and commitments which began in the second quarter of 2005. Through the end of 2005, we recorded $282 million of charges related to certain of these identified activities. We also indicated that additional charges would be recognized in future periods as remaining projects are implemented and accounting recognition criteria are met. For additional discussion of these charges (the “2005 Charges”), please see our 2005 Annual Report on
Form 10-K filed with the SEC. As with any estimate, the amounts may change when projects are implemented. Additionally, changes in foreign currency exchange rates may impact amounts reported in U.S. dollars related to foreign operations.

The Second Quarter Charges and Year-To-Date Charges of 2006 are included in the following lines in our Condensed Consolidated Statement of Earnings.

	Second Quarter	Year-To-Date
(Dollars In millions)	Charges	Charges
Cost of goods sold and occupancy costs	$—	$1
Store and warehouse operating and selling expenses	6	21
General and administrative expenses	2	5

Total	$8	$27

The Year-To-Date Charges primarily relate to centralizing and consolidating activities and include one-time severance costs, lease and contract costs, accelerated depreciation and related accruals. The impact by Division is addressed in the narrative below.
North American Retail Division

	Second Quarter		First Half
(Dollars in millions)	2006	2005	2006	2005
Sales	$1,507.6	$1,451.1	$3,298.3	$3,149.4
% change	4%	8%	5%	7%

Division operating profit	$95.9	$76.2	$229.7	$183.1
% of sales	6.4%	5.3%	7.0%	5.8%
Division operating profit included approximately $1 million of Second Quarter Charges and $2 million of Year-To-Date Charges, primarily related to accelerated depreciation.
Second quarter sales and first half sales in the North American Retail Division increased 4% and 5% compared to the same periods last year. Comparable store sales in the 986 stores in the U.S. and Canada that have been open for more than one year increased 1% and 2% in the second quarter and first half, respectively. Comparable average ticket size continued to increase and average sales per square foot were $229 for the second quarter.
Division operating profit margins expanded due to both a continuation of gross margin expansion and a reduction in the Division’s cost structure. Gross margins improved over last year, in part reflecting an expansion in product margins driven by category management and an increase in private brand sales from both growth in existing products and the introduction of new products across many categories. Our cost management initiatives have resulted in reduced operating costs. These improvements in gross margin and savings from cost management initiatives continue to more than offset incremental expense associated with new store openings and store remodel activities now underway.
Inventory per store was $995 thousand as of the end of the second quarter of 2006, down from $1.06 million per store in the comparable period last year.
During the second quarter, the Company opened 22 stores and relocated 2 stores. At the end of the second quarter, Office Depot operated a total of 1,071 office products stores throughout the U.S. and Canada. Our plan remains to open approximately 100 stores this year. Previously, we announced that we may accelerate our plans and remodel a large number of our stores to our M2 format in 2006. In the second quarter, we remodeled 49 stores and our plan is to complete approximately 150 stores this year with a goal of remodeling almost all stores in the next three to five years. These remodeling activities affect the performance of the North American Retail Division from both acceleration of depreciation of store assets, as well as from the costs associated with the specific remodel efforts, some of which are not capitalizable.

North American Business Solutions Division

	Second Quarter		First Half
(Dollars in millions)	2006	2005	2006	2005
Sales	$1,128.7	$1,065.9	$2,258.7	$2,116.9
% change	6%	7%	7%	5%

Division operating profit	$100.8	$86.8	$193.3	$161.0
% of sales	8.9%	8.1%	8.6%	7.6%
Division operating profit for the second quarter and first half of 2006 included approximately $4 million and $5 million of Second Quarter Charges and Year-To-Date Charges, respectively, related to efficiency activities initiated during last year as part of the 2005 Charges. It is anticipated that the North American Business Solutions Division will recognize an additional $16 million during the remainder of 2006, though costs related to these projects may differ as the actual plans are implemented. In addition to these projects, the North American Business Solutions Division expects to recognize additional costs in 2007 and 2008 for future network optimization projects.
North American Business Solutions Division sales increased by 6% for the second quarter and 7% for the first half of 2006 compared to the same periods in the prior year. This Division experienced growth in key product categories, and Division average order values and transactions increased compared to the second quarter of 2005. We also completed the acquisition of Allied Office Products, a contract stationer, whose results have been consolidated into our results for the portion of the quarter since acquisition.
Division operating profit margins expanded due to lower costs which were slightly offset by a modest decline in gross margin. Overall gross margin for the Division was negatively impacted by cost pressures in certain product categories and a shift in the mix of sales. Expense leverage was achieved from call center optimization efforts initiated in past quarters and from current period advertising efficiencies. We invested in the expansion of our sales force in the quarter and we estimate the expansion pays out within one year. Our supply chain continued its history of improvements in operating expense leverage.
International Division

	Second Quarter		First Half
(Dollars in millions)	2006	2005	2006	2005
Sales	$858.6	$847.8	$1,753.6	$1,802.1
% change	1%	3%	(3%)	—%

Division operating profit	$45.5	$51.1	$98.5	$108.8
% of sales	5.3%	6.0%	5.6%	6.0%
Division operating profit includes approximately $3 million of Second Quarter Charges and $19 million of Year-To-Date Charges related to efficiency activities identified last year as part of the business review disclosed in our Form 10-K for 2005. It is anticipated that the International Division will record an additional $14 million of charges during the remainder of 2006 as these plans are implemented and the accounting recognition criteria are met. However, costs related to these projects may differ as the actual plans are implemented and foreign currency exchange rates may impact the amount reported in U.S. dollars. In addition to costs associated with these projects, the International Division expects to recognize costs in 2007 and 2008 for future network optimization projects.

International Division second quarter sales increased 1% in U.S. dollars and 2% in local currencies compared to the same period in 2005. Sales for the first half of 2006 decreased 3% in U.S. dollars, but increased 2% in local currencies. The change in exchange rates from the corresponding prior year period decreased sales reported in U.S. dollars by approximately $8 million for the quarter and $88 million for the year-to-date period. During the second quarter, we completed the previously announced acquisition of Best Office, an office supply company located in South Korea and increased our ownership interest to a majority stake in Office Depot Israel. Their results have been consolidated into our results for the part of the second quarter since acquisition.
The operating profit margin for 2006 was impacted by a slight decline in gross margin which was due to the effect of the mix of sales, and continued pricing and cost pressures in key product categories. This decline was offset by broad based expense savings resulting from consolidation and cost management efforts. Also, Division operating profit now includes general and administrative expenses that are considered direct and closely attributable to the Division that previously were reported at a corporate level. The comparison for the second quarter is impacted by the allocation of certain one-time credits realized in 2005 that increased the prior year operating margin by as much as 70 basis points.
The International Division increased the size of its contract sales force in the quarter and increased the use of telephone account managers for customer acquisition activity. These activities are expected to continue throughout the rest of the year.
We have continued the consolidation of our supply chain operations in Europe with the recent closures of four locations. We have also integrated our supply chain operations in France, enabling next day delivery throughout the country.
The macro economic environment in Europe remains somewhat challenging but we are beginning to gain traction in our efforts to optimize our cost structure as well as grow our top line sales. We are also making progress in the integration of our newly acquired businesses in Israel and South Korea. We remain optimistic on the long term potential of our International business.
Corporate and Other
General and Administrative (“G&A”) Expenses: As a percentage of sales, total G&A expenses decreased to 4.3% in the second quarter of 2006 and 4.3% in the first half of 2006, compared to 4.6% and 4.4% for the same periods last year. As noted above, the portion of G&A considered directly or closely related to unit activity is now included in the measurement of Division operating profit and prior periods have been recast for comparison. The remaining corporate G&A as a percentage of sales decreased during the second quarter and was relatively flat for first half of 2006 compared to the same periods of 2005. The second quarter of 2006 reflects the impact of cost control activities, partially offset by the expense recognition of stock options and other employee-related costs.
Other income (expense): Other income and expense, net for the second quarter of 2006 reflects a decline in interest income on lower average cash balances as we have continued to acquire Company shares and fund acquisitions.
Income Taxes: Our effective tax rate for the second quarter and first half of 2006 was 29.5% and 31.6%, respectively. The effective tax rate may change due to shifts in domestic and international income and other factors. We anticipate our full year base operating rate to be in a range of 30% to 31%, though unforeseen events may impact the actual rate experienced.

LIQUIDITY AND CAPITAL RESOURCES
At July 1, 2006, we had approximately $341.4 million of cash and cash equivalents, as well as $599.5 million of available credit under our revolving credit facility. The credit availability reflects coverage of $83.6 million of outstanding letters of credit. We had an additional $74.6 million of letters of credit outstanding under separate trade agreements. We anticipate having sufficient liquidity to fund operations, planned store expansion, store remodels and other capital expenditures. We continue to evaluate and expect to execute further repurchases of our common stock based on cash flow and other considerations.
During the first half of 2006, cash provided by operating activities was $483.8 million compared to $86.4 million during the same period last year. This change is primarily attributable to working capital improvements, including the timing of cash payments.
Cash used in investing activities was $276.3 million in the first half of 2006 compared to $175.0 million in the same period last year. This increase was primarily the result of the acquisitions we completed during the second quarter of 2006. The use of cash for the first half of 2006 also reflects capital expenditures from the opening and relocation of a total of 30 new office supply stores in North America, as well as our store remodel program and investments in information technology. Investing activities in 2005 included capital expenditures from the opening of 46 new stores and five relocations in North America. We anticipate capital spending totaling $350 to $400 million in 2006.
Cash used in financing activities was $578.3 million in the first half of 2006 compared to $43.8 million during the same period in 2005. Open market purchases of our common stock totaled $670.2 million and payments on long-term borrowings totaled $22.7 million. These uses of cash were partially offset by proceeds from issuance of common stock under our employee related plans of $82.1 million, as well as $32.5 million in tax benefits from employee exercises of share-base awards.
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
New Accounting Pronouncement
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet analyzed the impact this Interpretation will have on our financial condition, results of operations, cash flows or disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risks
At July 1, 2006, there had not been a material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2005 Annual Report on Form 10-K.
Foreign Exchange Rate Risks
At July 1, 2006, there had not been a material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2005 Annual Report on Form 10-K.
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
Execution of Expansion Plans: We plan to continue our store expansion in the North American Retail Division, as well as in our International Division during 2006. Circumstances outside our control could negatively impact these anticipated store openings. We cannot determine with certainty whether our new store openings, including some newly sized or formatted stores or retail concepts, will be successful. The failure to expand by successfully opening new stores as planned, or the failure of a significant number of these stores to perform as planned, could have a material adverse effect on our business and results of our operations.
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
Global Sourcing of Products/Private Brand: In recent years, we have substantially increased the number and types of products which we sell under our own Office Depot®, Viking®, Foray™, Niceday™, AtivaTM and other private brands. Sources of supply may prove to be unreliable, or the quality of the globally sourced products may vary from our expectations. Economic and civil unrest in areas of the world where we source some of these products, as well as shipping and dockage issues could adversely impact the availability or cost of such products, or both. Moreover, as we seek indemnities from the manufacturers of these products, the uncertainty of realization of any such indemnity and the lack of understanding of U.S. product liability laws in certain parts of the world make it more likely that we may have to respond to claims or complaints from our customers as if we were the manufacturer of the products. Any of these circumstances could have a material adverse effect on our business and results of our operations.
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
Possible Business Disruption Due to Weather: Weather conditions may affect any business, especially retail businesses, including snow storms in the northern states, high winds and heavy rain. Because of our heavy concentration in the southern United States (including Florida and the Gulf Coast) our Company may be more susceptible than some others to the effects of tropical weather disturbances. During 2005, for example, we sustained disruption to our businesses in the United States due to the number and severity of tropical weather events in the southeastern United States, including a record numbers of hurricanes. While we have been able to recover quickly from these events during the past two years, the long-range weather forecast calls for higher than normal tropical storm activity, especially in the southeastern United States. It is impossible to know whether these storms will occur as forecast, or if they do, the location or severity of such storms. We believe that we have taken reasonable precautions to prepare for such weather-related events and are better prepared than many companies for such events, but there is no assurance that our precautions will be adequate to deal with such events in the future. If these events occur as forecast, and if they should impact areas in which we have concentrations of retail stores or distribution facilities, such events could have a materially adverse effect on our financial position or operating results in the future.

New Systems and Technology: We frequently modify our systems and technology to increase productivity and efficiency. We are undertaking a number of system enhancements and conversions that, if not done properly, could divert the attention of our workforce during development and implementation and constrain for some time our ability to provide the level of service our customers demand. Also, when implemented, the systems and technology may not provide the benefits anticipated and could add costs and complications to our ongoing operations. A failure to effectively convert to these systems or to realize the intended efficiencies could have a material adverse effect on our business and results of our operations.
Labor Costs: We are heavily dependent on our labor force to identify new customers and provide desired products and services to existing customers. We attempt to attract and retain an appropriate level of personnel in both field operations and corporate functions. Our compensation packages are designed to provide benefits commensurate with our level of expected service. However, as a retailer, we face the challenge of filling many positions at wage scales that are low, although appropriate to the industry and competitive factors. As a result, we face many external risks and internal factors in meeting our labor needs, including competition for qualified personnel, overall unemployment levels, international labor works councils (in our international locations), prevailing wage rates, as well as rising employee benefit costs, including insurance costs and compensation programs. We also engage third parties in some of our processes such as delivery and transaction processing and these providers may face similar issues. Changes in any of these factors, including especially a shortage of available workforce in the areas in which we operate, could interfere with our ability to adequately provide services to customers and result in increasing our labor costs. Any failure to meet increasing demands on securing our workforce could have a material adverse effect on our business and results of our operations.
Operating Costs: We operate a large network of stores and distribution centers around the globe. As such, we purchase significant amounts of fuel needed to transport products to our stores and customers. We also incur significant shipping costs to bring products from overseas producers to our distribution systems. The underlying commodity costs associated with this transport activity have been volatile in recent periods and disruptions in availability of fuel could cause our operating costs to rise significantly. Additionally, we rely on predictable and available energy costs to light, cool and heat our retail stores, distribution centers and call centers and to operate our equipment. Increases in any of the components of energy costs could have an adverse impact on our earnings, as well as our ability to satisfy our customers in a cost effective manner. Any of these factors that could impact the availability or cost of our energy resources could have a material adverse effect on our business and results of our operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to company purchases made of Office Depot, Inc. common stock during the second quarter of the 2006 fiscal year:

					(d) Maximum
					Number of Shares
				(c) Total Number	(or Approximate
				of Shares	Dollar Value) that
				Purchased as Part	May Yet Be
	(a) Total Number		(b) Average	of Publicly	Purchased Under
	of Shares		Price Paid	Announced Plans	the Plans or
Period	Purchased		per Share	or Programs(1)	Programs
April 2, 2006 - April 29, 2006	7,049,620	(2)	$37.55	6,745,400	$8,058,661
April 30, 2006 - May 27, 2006	198,300		$40.65	198,300	$500,000,000
May 28, 2006 - July 1, 2006	—		—	—	$500,000,000

Total	7,247,920		$37.63	6,943,700	$500,000,000

(1)	On February 15, 2006, the board of directors authorized a common stock repurchase program whereby we were authorized to repurchase up to $500 million of our common stock. This program commenced on February 27, 2006 and concluded on May 3, 2006. On May 12, 2006, the board of directors authorized a common stock repurchase program whereby we are authorized to repurchase an additional $500 million of our common stock.
(2)	Includes 304,220 shares of common stock delivered or restricted shares of common stock withheld to pay income tax or other tax liabilities with respect to the vesting of restricted stock, exercise of stock options, or the settlement of performance share awards.

Item 4. Submission of Matters to a Vote of Security Holders
The Company’s annual meeting of stockholders was held on May 12, 2006. Of the total number of common shares outstanding on March 10, 2006, a total of 232,966,564 were represented in person or by proxy. Results of votes with respect to proposals submitted at that meeting are as follows:
a.	To elect 10 nominees to serve as directors to hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified. Our stockholders voted to elect all 10 nominees to serve as directors. Votes recorded, by nominee, were as follows:

		Against/
Nominee	For	Withheld
Lee A. Ault, III	223,218,091	9,748,472
Neil R. Austrian	224,005,038	8,961,525
David W. Bernauer	229,930,913	3,035,650
Abelardo E. Bru	224,604,320	8,362,243
David I. Fuente	126,554,363	106,412,200
Brenda J. Gaines	230,106,175	2,860,388
Myra M. Hart	224,738,037	8,228,526
W. Scott Hedrick	219,318,407	13,648,156
Michael J. Myers	224,819,806	8,146,757
Steve Odland	224,687,999	8,278,564
b.	To ratify our Board’s appointment of Deloitte & Touche LLP as our independent public accountants for the 2006 fiscal year. Our stockholders voted to approve this proposal with 224,986,873 votes for and 6,415,782 votes against. There were 1,563,907 abstentions and 59,666,769 broker non-votes.

c.	To consider a Proposal from a Shareholder recommending that our Board of Directors initiate the appropriate process to amend the governance documents (certificate of incorporation or bylaws) of the Company to provide that Director nominees shall be elected by the affirmative vote of the majority of the votes cast at an annual meeting of shareholders. Our stockholders voted to approve this proposal with 116,687,638 votes for and 88,798,461 against. There were 1,762,724 abstentions and 85,384,508 broker non-votes.
Item 6. Exhibits
Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC. (Registrant)
Date: July 28, 2006	By:	/s/ Steve Odland
Steve Odland
Chief Executive Officer and Chairman, Board of Directors (Principal Executive Officer)

Date: July 28, 2006	By:	/s/ Patricia McKay
Patricia McKay
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 28, 2006	By:	/s/ Randy T. Pianin
Randy T. Pianin
Senior Vice President, Finance and Controller (Principal Accounting Officer)