Form 10-Q
period 2006-09-30
OFFICE DEPOT INC
filed 2006-10-17
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from ________________ to __________________
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
Large accelerated filer ☒          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At September 30, 2006 there were 278,408,638 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	As of	As of
	September 30,	December 31,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$328,924	$703,197
Short-term investments	—	200
Receivables, net	1,442,229	1,232,107
Inventories, net	1,414,342	1,360,274
Deferred income taxes	128,037	136,998
Prepaid expenses and other current assets	115,456	97,286

Total current assets	3,428,988	3,530,062

Property and equipment, net	1,396,179	1,311,737
Goodwill	1,119,700	881,182
Other assets	456,406	375,544

Total assets	$6,401,273	$6,098,525

Liabilities and stockholders’ equity

Current liabilities:
Trade accounts payable	$1,535,162	$1,324,198
Accrued expenses and other current liabilities	1,194,420	979,796
Income taxes payable	146,952	117,487
Short-term borrowings and current maturities of long-term debt	34,875	47,270

Total current liabilities	2,911,409	2,468,751

Deferred income taxes and other long-term liabilities	387,412	321,455
Long-term debt, net of current maturities	591,455	569,098
Minority interest	10,453	—

Commitments and contingencies

Stockholders’ equity:
Common stock — authorized 800,000,000 shares of $.01 par value; issued and outstanding shares - 425,660,487 in 2006 and 419,812,671 in 2005	4,257	4,198
Additional paid-in capital	1,677,700	1,517,373
Accumulated other comprehensive income	244,506	140,745
Retained earnings	3,248,162	2,867,067
Treasury stock, at cost — 147,251,849 shares in 2006 and 122,787,210 shares in 2005	(2,674,081)	(1,790,162)

Total stockholders’ equity	2,500,544	2,739,221

Total liabilities and stockholders’ equity	$6,401,273	$6,098,525

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 15, 2006 (the “2005
Form 10-K”).

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 30,	September 24,	September 30,	September 24,
	2006	2005	2006	2005
Sales	$3,857,144	$3,492,900	$11,167,751	$10,559,843
Cost of goods sold and occupancy costs	2,670,305	2,446,301	7,700,764	7,325,342

Gross profit	1,186,839	1,046,599	3,466,987	3,234,501

Store and warehouse operating and selling expenses	834,121	841,246	2,434,147	2,409,398
Asset impairment	—	121,902	—	121,902
General and administrative expenses	161,237	180,168	478,114	492,466

Operating profit (loss)	191,481	(96,717)	554,726	210,735

Other income (expense):
Interest income	2,101	6,302	9,446	17,532
Interest expense	(10,724)	(6,576)	(33,137)	(32,138)
Miscellaneous income, net	6,357	5,540	20,446	17,931

Earnings (loss) before income taxes	189,215	(91,451)	551,481	214,060

Income taxes	55,956	(43,570)	170,386	46,534

Net earnings (loss)	$133,259	$(47,881)	$381,095	$167,526

Earnings (loss) per common share:
Basic	$0.48	$(0.15)	$1.34	$0.54
Diluted	0.47	(0.15)	1.31	0.53

Weighted average number of common shares outstanding:
Basic	279,298	311,915	283,859	312,690
Diluted	284,872	311,915	290,179	317,640
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2005 Form 10-K.

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	39 Weeks Ended
	September 30,	September 24,
	2006	2005
Cash flow from operating activities:
Net earnings	$381,095	$167,526
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	204,655	205,274
Charges for losses on inventories and receivables	72,151	65,321
Asset impairments	—	121,902
Changes in working capital and other	134,542	(145,673)

Net cash provided by operating activities	792,443	414,350

Cash flows from investing activities:
Capital expenditures	(217,596)	(201,217)
Acquisitions, net of cash acquired	(199,917)	—
Proceeds from disposition of assets	22,839	46,419
Purchase of short-term investments	(961,450)	(1,534,215)
Sale of short-term investments	961,650	1,445,687
Other	1,207	—

Net cash used in investing activities	(393,267)	(243,326)

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	90,376	164,863
Tax benefits from employee share-based payments	35,846	15,840
Acquisition of treasury stock	(870,576)	(484,868)
Net payments on long- and short-term borrowings	(33,017)	(37,060)

Net cash used in financing activities	(777,371)	(341,225)

Effect of exchange rate changes on cash and cash equivalents	3,922	(38,825)

Net decrease in cash and cash equivalents	(374,273)	(209,026)
Cash and cash equivalents at beginning of period	703,197	793,727

Cash and cash equivalents at end of period	$328,924	$584,701

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2005 Form 10-K.

OFFICE DEPOT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Basis of Presentation
Office Depot, Inc., including consolidated subsidiaries, is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 31, 2005 has been derived from audited financial statements at that date. The condensed interim financial statements as of September 30, 2006 and for the 13-week and 39-week periods ending September 30, 2006 (also referred to as “the third quarter of 2006” and “the year-to-date 2006”) and September 24, 2005 (also referred to as “the third quarter of 2005” and “the year-to-date 2005”) are unaudited. However, in our opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. In addition to the normal, recurring items recorded for fair interim financial statement presentation, we recognized expenses associated with exit and other activities because the related accounting criteria were met during the period. Certain prior period amounts have been reclassified to conform to current year presentation.
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
New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet completed our analysis of the impact this Interpretation will have on our financial condition, results of operations, cash flows or disclosures.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements,
(“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. We have not yet analyzed the impact FAS 158 will have on our financial condition, results of operations, cash flows or disclosures.

Note B — Acquisitions
On August 31, 2006, we completed the acquisition of Papirius s.r.o, one of the largest business-to-business suppliers of office products and services in Eastern Europe. Papirius has annual revenues of more than $56 million and has operations in the Czech Republic, Lithuania, Hungary, and Slovakia. Financial results have been included in the International Division results since acquisition.
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
The cost of these acquisitions, net of cash acquired, was approximately $200 million. The consideration has been allocated to acquired working capital and other accounts with approximately $189 million initially allocated to goodwill. Both our integration plans and our assessment of the value of assets and liabilities acquired are in the process of being finalized. Accordingly, the amount initially allocated to goodwill and certain other identifiable intangible assets may change as the integration and valuation processes are completed. Two of the acquisitions include provisions that may result in payments to the former owners based on certain measures of future profitability that may impact goodwill in future periods. Office Depot has the right to acquire or may be required to purchase some or all of the minority interest shares at various points over the next five years. The size of these acquisitions is not material and therefore pro forma financial information has not been provided.
On September 28, 2006 we announced that we reached a definitive agreement to acquire a majority stake in AsiaEC, one of the largest suppliers of office products and services in China with annual sales of approximately $40 million. This transaction will be consolidated in our results in the fourth quarter following the October 12, 2006 closing.
Note C — Accounting for Stock-Based Compensation
We adopted Statement of Financial Accounting Standards No. 123(R) (“FAS 123R”), Share-Based Payment, at the beginning of the third quarter of 2005 using the modified prospective method. Accordingly, financial information for prior periods has not been restated. However, the pro forma effects of recognizing the estimated fair value of stock-based compensation have been disclosed previously in our footnotes under provisions of Statement of Financial Accounting Standards No. 123 (“FAS 123”), Accounting for Stock-Based Compensation. The previously-disclosed pro forma information is presented below.

Year-to-Date
(In thousands, except per share amounts)	2005
Net earnings as reported	$167,526
Stock-based employee compensation cost included in net earnings as reported, net of tax	5,240
Compensation expense under FAS 123, net of tax	(8,475)

Pro forma net earnings	$164,291

Net earnings per share — Basic
As reported	$0.54
Pro forma	0.53
Net earnings per share — Diluted
As reported	$0.53
Pro forma	0.52

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
Note D — Comprehensive Income
Comprehensive income represents all non-owner changes in stockholders’ equity and consists of the following:

(In thousands)	Third Quarter		Year-to-Date
	2006	2005	2006	2005
Net earnings (loss)	$133,259	$(47,881)	$381,095	$167,526
Other comprehensive income (loss):
Foreign currency translation adjustments, net	(3,849)	(6,531)	104,957	(174,260)
Amortization of gain on cash flow hedge	(415)	(415)	(1,244)	(1,244)
Unrealized gain on cash flow hedge	(983)	—	48	—

Total comprehensive income (loss)	$128,012	$(54,827)	$484,856	$(7,978)

Note E — Earnings Per Share (“EPS”)
The information related to our basic and diluted EPS is as follows:

(In thousands, except per share amounts)	Third Quarter		Year-to-Date
	2006	2005	2006	2005
Numerator:
Net earnings (loss)	$133,259	$(47,881)	$381,095	$167,526

Denominator:
Weighted average shares outstanding:
Basic	279,298	311,915	283,859	312,690
Effect of dilutive stock options and restricted stock	5,574	—	6,320	4,950

Diluted	284,872	311,915	290,179	317,640

EPS:
Basic	$0.48	$(0.15)	$1.34	$0.54
Diluted	0.47	(0.15)	1.31	0.53
A portion of our 2005 long-term incentive awards to employees includes approximately 870,000 shares of performance-based restricted stock that are not included in the weighted average share calculation until the underlying performance measures are met. The effects of 6.5 million common stock equivalents were not included in diluted loss per share for the third quarter of 2005 because their effect would have been anti-dilutive.

Note F — Division Information
We continually assess our financial reporting practices and strive to provide meaningful and transparent communication of our results. Earlier this year, we initiated a process of allocating to our Divisions general and administrative expenses that we identified as directly or closely attributable to those operations and we recast our prior period results to provide for an appropriate comparison. As described more fully in Note G below, in the third quarter of 2005, we recognized material charges related to asset impairments, exit costs and other charges (“Third Quarter Charges” or “Charges”). During that quarter, we also indicated that additional charges of a similar nature related to certain actions taken or initiated during that quarter would be recognized as the related accounting criteria were met, in some cases over several years as projects are fully implemented. Management initially evaluated Division operating performance both excluding and including the impact of those Charges recognized during the related periods. Measurement exclusive of the Charges is now the financial information our chief operating decision maker uses to assess performance of the Divisions for the purpose of resource allocation. We believe this measure is an appropriate and useful indicator of the effectiveness of current management activities. Accordingly, for segment reporting purposes, we have modified our measurement of Division operating profit to conform to this management view of performance and have recast prior period results for meaningful comparison.
The following is a summary of our significant accounts and balances by reportable segment (or “Division”), reconciled to consolidated totals.

(In thousands)	Sales
	Third Quarter		Year-to-Date
	2006	2005	2006	2005
North American Retail Division	$1,767,866	$1,635,870	$5,066,206	$4,785,223
North American Business Solutions Division	1,207,661	1,080,904	3,466,334	3,197,763
International Division	881,617	776,898	2,635,211	2,579,014

Total reportable segments	3,857,144	3,493,672	11,167,751	10,562,000
Eliminations	—	(772)	—	(2,157)

Total	$3,857,144	$3,492,900	$11,167,751	$10,559,843

(In thousands)	Division Operating Profit
	Third Quarter		Year-to-Date
	2006	2005	2006	2005
North American Retail Division	$120,288	$107,907	$351,499	$291,000
North American Business Solutions Division	96,830	82,115	295,399	243,083
International Division	55,192	41,630	169,125	150,435

Total reportable segments	272,310	231,652	816,023	684,518
Eliminations	(173)	(27)	(328)	(104)

Total	$272,137	$231,625	$815,695	$684,414

A reconciliation of the measure of Division operating profit to consolidated earnings (loss) before income taxes is as follows:

(In thousands)	Third Quarter		Year-to-Date
	2006	2005	2006	2005
Total division operating profit	$272,137	$231,625	$815,695	$684,414
Charges, as defined above	(5,447)	(236,808)	(32,333)	(236,808)
Corporate general and administrative expenses (excluding Charges)	(75,209)	(91,534)	(228,636)	(236,871)
Interest income	2,101	6,302	9,446	17,532
Interest expense	(10,724)	(6,576)	(33,137)	(32,138)
Miscellaneous income, net	6,357	5,540	20,446	17,931

Earnings (loss) before income taxes	$189,215	$(91,451)	$551,481	$214,060

Total assets and goodwill by division are as follows:

(In thousands)	Total Assets		Goodwill
	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005
North American Retail Division	$1,830,572	$1,714,428	$2,048	$1,952
North American Business Solutions Division	1,210,684	970,667	328,688	190,532
International Division	2,578,224	2,278,030	788,964	688,698

Total reportable segments	5,619,480	4,963,125	1,119,700	881,182
Other	781,793	1,135,400	—	—

Total	$6,401,273	$6,098,525	$1,119,700	$881,182

The change in goodwill for 2006 results from the acquisitions described in Note B, as well as the impact of changes in foreign currency exchange rates.
Note G — Asset Impairments, Exit Costs and Other Charges
During 2005, we announced a number of material charges relating to asset impairments, exit costs and other operating decisions. This announcement followed a wide-ranging assessment of assets and commitments which began in the second quarter of 2005. During third quarter 2005, we recorded approximately $237 million of charges related to these activities. These charges consisted primarily of asset impairments, contract terminations and lease adjustments as well as other charges, including inventory clearance, accelerated depreciation and one-time termination benefits. The asset impairments, which are presented separately on the Condensed Consolidated Statements of Earnings, totaled approximately $122 million and related to certain former Kids “R” Us retail store locations and the impairment of goodwill and other intangible assets related to our Tech Depot subsidiary. Contract terminations and lease adjustments primarily resulted from both the closure of certain retail store locations as well as the termination of several surplus property leases. We also wrote down or accelerated depreciation on assets based on changes in their future use and recognized severance-related charges for the personnel impacts of streamlining activities.
We indicated that additional charges would be recognized in future periods as we complete projects currently underway and implement the remaining projects. For additional discussion of these charges, see our 2005 Annual Report on Form 10-K and Form 10-Q filings with the SEC. As with any estimate, the amounts of future charges may change when projects are implemented. Additionally, changes in foreign currency exchange rates may impact amounts reported in U.S. dollars related to foreign projects.

During third quarter and year-to-date 2006, we recorded approximately $5 million and $32 million, respectively, of charges related to these previously-identified activities (the “Third Quarter 2006 Charges” and the “Year-To-Date 2006 Charges”). These charges were primarily associated with consolidation and streamlining activities. Third Quarter and Year-To-Date Charges are included, as appropriate, in cost of goods sold and occupancy costs, store and warehouse operating and selling expenses, and general and administrative expenses.
The following table summarizes the Year-To-Date Charges by type of activity and changes in liability balances. Certain previously disclosed amounts have been regrouped to conform to the following presentation.

	Beginning				Currency	Ending
	Balance	Charge	Cash	Non-cash	and Other	Balance at
(In millions)	at 1/1/06	incurred	payments	settlements	Adjustments	9/30/06
One-time termination benefits	$6	$20	$16	$—	$—	$10
Lease and contract obligations	23	2	8	—	2	19
Other asset write offs and accelerated depreciation	—	7	—	7	—	—
Other associated costs	2	3	2	—	(1)	2

Total	$31	$32	$26	$7	$1	$31
Note H — Pension Disclosures
The components of net periodic pension cost for our two foreign defined benefit plans are as follows:

(In millions)	Third Quarter		Year-to-Date
	2006	2005	2006	2005
Service cost	$2.0	$1.5	$6.0	$5.4
Interest cost	3.0	2.1	8.7	7.4
Expected return on plan assets	(2.0)	(1.6)	(5.9)	(5.6)

Net periodic pension cost	$3.0	$2.0	$8.8	$7.2

For the quarter and year-to-date periods ended September 30, 2006, we have contributed approximately $1 million and $3 million, respectively, to our foreign pension plans. The Company is evaluating certain plan modifications that could impact future periods.

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
RESULTS OF OPERATIONS
OVERVIEW
A summary of factors important to understanding the third quarter results are provided below and further discussed in the narrative that follows this overview.
•	Third quarter sales grew 10% to $3.9 billion when compared to the third quarter of 2005. Sales in North America were up 10%, while International sales increased 13% in U.S. dollars and 9% in local currencies. North American Retail Division comparable store sales were up 3% for the quarter.
•	Total Company sales for year-to-date 2006 grew 6% to $11.2 billion compared to year-to-date 2005. North American Retail comparable store sales increased 2% for year-to-date 2006.
•	As part of our previously announced streamlining activities, we recorded $5 million of charges in the third quarter of 2006 (the “Third Quarter 2006 Charges”) and an aggregate of $32 million of charges for year-to-date 2006 (the “Year-To-Date 2006 Charges”). These projects are expected to continue throughout 2006 and future years. Additional charges related to these projects will be recorded when the related accounting recognition criteria are met.
•	During the third quarter of 2005, we recognized $237 million of charges related to asset impairments, exit costs and other operating decisions (the “Third Quarter 2005 Charges”).
•	Gross profit as a percentage of sales for the third quarter of 2006 was 30.8%, compared to 30.0% for the same period in 2005. The comparison reflects gross margin improvement of 30 basis points, as well as approximately 50 basis points from Third Quarter 2005 Charges.
•	Total operating expenses as a percent of sales for the third quarter of 2006 were 25.8% compared to 32.7% for the same quarter of the prior year. Third Quarter Charges impacted the 2006 quarter by approximately 10 basis points and the 2005 quarter by approximately 620 basis points. After considering the Charges, the 80 basis point improvement reflects leverage from increased sales and cost efficiencies.

•	Net earnings for the quarter were $133 million compared to a net loss of $48 million in the same quarter of the prior year, and diluted earnings per share were $0.47 in the third quarter of 2006 versus a per share loss of ($0.15) in the same period a year ago. After-tax Third Quarter Charges negatively impacted EPS by $0.02 in 2006 and $0.50 in 2005.
•	During the third quarter of 2006 we completed the acquisition of Papirius, one of the largest business-to-business suppliers of office products and services in Eastern Europe. Additionally, the acquisitions of Allied Office Products and Best Office, as well as the increase in our investment in Office Depot Israel have been consolidated since the related purchases were completed during the second quarter of 2006 but their impacts were not material to our results.
•	Cash flows from operations increased on a year-to-date basis in 2006, primarily reflecting our working capital initiatives, including the timing of payments on payables.
•	During the third quarter and year-to-date 2006 periods, we acquired approximately 5 million shares and 24 million shares, respectively, of our common stock under publicly announced share repurchase programs.
Charges and Division Results
Other companies may charge more or less General and Administrative (“G&A”) expenses to their divisions, and our results therefore may not be comparable to similarly titled measures used by some other entities. Our measure of Division operating profit should not be considered as an alternative to operating income or net earnings determined in accordance with accounting principles generally accepted in the United States of America.
We continually assess our financial reporting practices and strive to provide meaningful and transparent communication of our results. Earlier this year, we initiated a process of allocating to our Divisions G&A expenses that we identified as directly or closely attributable to those operations and we recast our prior period results to provide for an appropriate comparison. As noted above, we recognized significant Charges in the third quarter of 2005. During that quarter, we also indicated that additional charges of a similar nature related to certain actions taken or initiated during that quarter would be recognized as the related accounting criteria are met, in some cases over several years as projects are fully implemented. Management initially evaluated Division operating performance both excluding and including the impact of those Charges recognized during the related periods. Measurement exclusive of the Charges is now the financial performance information our chief operating decision maker uses to assess performance of the Divisions for the purposes of resource allocation. We believe this measure is an appropriate and useful indicator of the effectiveness of current management activities. Accordingly, for segment reporting purposes, we have modified our measurement of Division operating profit to conform to this management view of performance and have recast prior period results for meaningful comparison. No change has been made to total Company operating profit. We will continue to review our internal financial reporting measures and modify our disclosures as appropriate. For example, we are evaluating the merits of presenting distribution costs as operating expenses or cost of sales.
The Third Quarter Charges and Year-To-Date Charges for 2006 and 2005 are included in the following lines in our Condensed Consolidated Statements of Earnings.

(In millions)	Third Quarter		Year-to-Date
	2006	2005	2006	2005
Cost of goods sold and occupancy costs	$—	$18	$1	$18
Store and warehouse operating and selling expenses	3	80	25	80
Asset impairments	—	122	—	122
General and administrative expenses	2	17	6	17

Total Charges	$5	$237	$32	$237

For additional discussion of these Charges, please see our 2005 Annual Report on Form 10-K and Form 10-Q filings with the SEC, as well as Note G to our Condensed Consolidated Financial Statements included elsewhere in this report. The total of Charges to date is approximately $314 million. We anticipate recognizing an additional $29 million in 2006, $52 million in 2007 and $20 million in 2008, bringing the total currently estimated to $415 million. As with any estimate, the timing and amounts may change when projects are implemented. Additionally, changes in foreign currency exchange rates may impact amounts reported in U.S. dollars related to foreign operations.
North American Retail Division

	Third Quarter		Year-to-Date
(Dollars in millions)	2006	2005	2006	2005
Sales	$1,767.9	$1,635.9	$5,066.2	$4,785.2
% change	8%	10%	6%	8%

Division operating profit	$120.3	$107.9	$351.5	$291.0
% of sales	6.8%	6.6%	6.9%	6.1%
Third quarter and year-to-date sales in the North American Retail Division increased 8% and 6%, respectively, compared to the same periods last year. Comparable store sales in the 998 stores in the U.S. and Canada that have been open for more than one year increased 3% in the third quarter and 2% for the year-to-date period. The third quarter of 2006 represents the eleventh consecutive quarter of positive comparable sales led by strength in the technology product category and back to school season. Comparable average ticket size continued to increase and average sales per square foot were $259 for the third quarter.
The North American Retail Division had an operating profit of $120 million for the third quarter of 2006, up from $108 million in the same period of the prior year. Gross margins improved over last year, in part reflecting an expansion in product margins driven by category management and an increase in private brand sales from both growth in existing products and the introduction of new products across many categories. During the quarter, we accelerated our pace of remodeling and store expansions by opening 50 new stores (76 year-to-date) and remodeling 64 stores (113 year-to-date). These retail initiatives raised operating expenses by 70 basis points compared to the third quarter of the prior year. Despite these cost pressures, operating profit margin improved 20 basis points to 6.8% in the quarter from 6.6% in the prior year period.
Inventory per store was $923 thousand as of the end of the third quarter of 2006, relatively consistent with the prior year.
At the end of the third quarter, Office Depot operated a total of 1,121 office products stores throughout the U.S. and Canada. Our current plans are to open approximately 110 to 115 stores this year. We also anticipate opening approximately 150 stores in 2007 and 200 additional stores in 2008. In the third quarter, we accelerated our remodel effort and now plan to complete approximately 165 to 175 stores this year with a goal of remodeling all remaining stores in the next two years. These remodeling activities affect the performance of the North American Retail Division from both acceleration of depreciation of store assets, as well as from the costs associated with the specific remodel efforts, some of which are not capitalizable.

North American Business Solutions Division

	Third Quarter		Year-to-Date
(Dollars in millions)	2006	2005	2006	2005
Sales	$1,207.7	$1,080.9	$3,466.3	$3,197.8
% change	12%	5%	8%	5%

Division operating profit	$96.8	$82.1	$295.4	$243.1
% of sales	8.0%	7.6%	8.5%	7.6%
Third quarter and year-to-date sales in the North American Business Solutions Division increased 12% and 8%, respectively, compared to the same periods last year. This Division experienced growth in key product categories, and Division average order values and transactions increased compared to the third quarter of 2005. Third quarter 2006 revenue reflects strong organic growth in our contracts sales channel, as well as a full quarter of the revenue from Allied Office Products, a contract stationer that we acquired during the second quarter of 2006. This growth more than offset declines experienced in our direct selling channel as we executed our brand consolidation in this Division and deliberately reduced some unprofitable business.
Division operating profit margins improved for third quarter and year-to-date 2006. This improvement resulted from slight gross margin expansion, as well as cost savings and operating efficiencies. Division results also reflect costs associated with the continued investment in the expansion of our contract sales force and certain short-term costs associated with the integration of our Allied acquisition. Our supply chain continued its history of improvements in operating expense leverage.
International Division

	Third Quarter		Year-to-Date
(Dollars in millions)	2006	2005	2006	2005
Sales	$881.6	$776.9	$2,635.2	$2,579.0
% change	13%	(4)%	2%	(1)%

Division operating profit	$55.2	$41.6	$169.1	$150.4
% of sales	6.3%	5.4%	6.4%	5.8%
Third quarter and year-to-date sales in the International Division increased 13% and 2%, respectively, compared to the same periods last year. The third quarter of 2006 represents the third straight quarter of sales growth in local currencies and is attributable to both organic growth and to revenue from acquisitions completed during the second and third quarters of 2006. The change in exchange rates from the corresponding prior year period favorably impacted sales reported in U.S. dollars by approximately $33 million for the quarter and unfavorably impacted sales by approximately $56 million for the year-to-date period, compared to the same periods in 2005.
Division operating profit margin expanded approximately 90 basis points for the third quarter and 60 basis points for the year-to-date 2006, compared to the same periods in 2005, due to continued improvements in operating activities coupled with stabilization of gross margins.
At the end of August 2006, we completed the acquisition of Papirius s.r.o, one of the largest business-to-business suppliers of office products and services in Eastern Europe. Papirius has annual revenues of more than $56 million and operations in the Czech Republic, Lithuania, Hungary, and Slovakia. During the second quarter, we completed the previously announced acquisition of Best Office, an office supply company located in South Korea and increased our ownership interest to a majority stake in Office Depot Israel. Their results have been consolidated into our results for the third quarter and for the portion of the second quarter after the acquisition dates but were not material to Division operating income in the quarter. In late September 2006, we announced that we reached a definitive agreement to acquire a majority stake in AsiaEC, an office supply company in China with annual sales of approximately $40 million. This transaction will be included in our results following the closing on October 12, 2006. We intend to continue to seek our opportunities to expand our international operations which provides opportunity for organic growth in these emerging markets, and importantly, provides the footprint to support the needs of our global customers.
The International Division increased the size of its contract sales force in the quarter and increased the use of telephone account managers for customer acquisition activity. These activities are expected to continue throughout the rest of the year.
During 2006, we have continued to consolidate and enhance our supply chain operations in Europe.
Corporate and Other
General and Administrative (“G&A”) Expenses: As noted above, the portion of G&A considered directly or closely related to unit activity is now included in the measurement of Division operating profit and prior periods have been recast for comparison. The remaining corporate G&A includes Year-To-Date Charges of $6 million and $17 million for 2006 and 2005, respectively. After considering the Charges, corporate G&A expenses as a percentage of sales decreased during the third quarter and the year-to-date 2006 compared to the same periods of 2005 reflecting current cost control and the comparison to certain retention and incentive programs that were recognized in 2005.
Other — Income Taxes: Our effective tax rate for the third quarter and the year-to-date 2006 was 29.6% and 30.9%, respectively. The effective tax rate may change due to shifts in domestic and international income and other factors. We anticipate our full year base operating rate to be approximately 30%, though unforeseen events may impact the actual rate experienced. Third quarter 2005 income taxes included approximately $7 million of tax expense on additional foreign earnings repatriation, offset by the positive impact of approximately $22 million from adjustments to our accrual for uncertain tax positions based on the closure of various world-wide audits.
Interest Expense — The increase in interest expense for the third quarter of 2006 compared to the same period in 2005 reflects the positive impact in the prior year from closure of the income tax audits addressed above.
Interest Income — The decrease in interest income during 2006 reflects lower average cash balances partially offset by higher earnings rates.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2006, we had approximately $329 million of cash and cash equivalents, as well as $601 million of available credit under our revolving credit facility. The credit availability reflects outstanding borrowings, as well as coverage of $84 million of outstanding letters of credit. We had an additional $41 million of letters of credit outstanding under separate agreements. We anticipate having sufficient liquidity to fund operations, planned store expansion, store remodels and other capital expenditures. We continue to evaluate and expect to execute further repurchases of our common stock based on cash flow and other considerations.
During year-to-date 2006, cash provided by operating activities was $792 million compared to $414 million during the same period last year. This change is primarily attributable to improved profitability as well as working capital improvements, including the timing of cash payments.
Cash used in investing activities was $393 million in year-to-date 2006 compared to $243 million in the same period last year. This increase was primarily the result of the acquisitions we completed during the second and third quarters of 2006. The use of cash for year-to-date 2006 also reflects capital expenditures from the opening and relocation of a total of 76 new office supply stores in North America, as well as our store remodel program and investments in information technology. Investing activities in 2005 included capital expenditures from the opening of 64 new stores and five relocations in North America as well as the net purchase of short-term investments. We anticipate capital spending of around $425 million in 2006. For the next two years, we expect capital expenditures of between $600 and $700 million which reflects higher levels of store openings and remodels as well as spending on our supply chain.
Cash used in financing activities was $777 million in year-to-date 2006 compared to $341 million during the same period in 2005. Open market purchases of our common stock totaled $871 million and payments on long- and short-term borrowings totaled $33 million. These uses of cash were partially offset by proceeds from issuance of common stock under our employee related plans of $90 million, as well as $36 million in tax benefits from employee exercises of share-base awards.
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
New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet completed our analysis of the impact this Interpretation will have on our financial condition, results of operations, cash flows or disclosures.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements,
(“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. We have not yet analyzed the impact FAS 158 will have on our financial condition, results of operations, cash flows or disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risks
At September 30, 2006, there had not been a material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2005 Annual Report on Form 10-K.
Foreign Exchange Rate Risks
At September 30, 2006, there had not been a material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2005 Annual Report on Form 10-K.
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

International Activity: We may enter additional international markets as attractive opportunities arise. Such entries could take the form of start-up ventures, acquisitions of stock or assets or joint ventures or licensing arrangements. Already this year we have entered three new international markets and increased our stake in a fourth country to a majority ownership position. Internationally, we face such risks as foreign currency fluctuations, unstable political and economic conditions, and, because some of our foreign operations are not wholly owned, the potential for compromised operating control in certain countries. Our results may continue to be affected by all of these factors. All of these risks could have a material adverse effect on our business and results of our operations.
Global Sourcing of Products/Private Brand: In recent years, we have substantially increased the number and types of products which we sell under our own Office Depot®, Viking®, Foray™, Niceday™, AtivaTM and other private brands. Sources of supply may prove to be unreliable, or the quality of the globally sourced products may vary from our expectations. Economic and civil unrest in areas of the world where we source some of these products, as well as shipping and dockage issues could adversely impact the availability or cost of such products, or both. Moreover, as we seek indemnities from the manufacturers of these products, the uncertainty of realization of any such indemnity and the lack of understanding of U.S. product liability laws in certain parts of the world make it more likely that we may have to respond to claims or complaints from our customers as if we were the manufacturer of the products. Because of the limited numbers of ports through which goods may be imported into the United States (located primarily on the West Coast), we are subject to potential disruption of our supplies of goods for resale due to labor unrest, security issues or natural disasters affecting any or all of these ports. Any of these circumstances could have a material adverse effect on our business and results of our operations.
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
Possible Business Disruption Due to Weather: Weather conditions may affect any business, especially retail businesses, including snow storms in the northern states, high winds and heavy rain. Because of our heavy concentration in the southern United States (including Florida and the Gulf Coast) our Company may be more susceptible than some others to the effects of tropical weather disturbances. During 2005, for example, we sustained disruption to our businesses in the United States due to the number and severity of tropical weather events in the southeastern United States, including a record number of hurricanes. While we have been able to recover quickly from these events during the past two years, the long-range weather forecast calls for higher than normal tropical storm activity, especially in the southeastern United States. It is impossible to know whether these storms will occur as forecast, or if they do, the location or severity of such storms. We believe that we have taken reasonable precautions to prepare for such weather-related events and are better prepared than many companies for such events, but there is no assurance that our precautions will be adequate to deal with such events in the future. If these events occur as forecast, and if they should impact areas in which we have concentrations of retail stores or distribution facilities, such events could have a materially adverse effect on our financial position or operating results in the future.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to company purchases made of Office Depot, Inc. common stock during the third quarter of the 2006 fiscal year:

				(d) Maximum
			(c) Total	Number of
			Number of	Shares (or
			Shares	Approximate
			Purchased as	Dollar Value) that
	(a) Total		Part of Publicly	May Yet Be
	Number of	(b) Average	Announced	Purchased Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs(1)	Programs
July 2, 2006 — July 29, 2006	—	—	—	$500,000,000
July 30, 2006 — August 26, 2006	2,703,400	$37.08	2,703,400	$399,747,733
August 27, 2006 — September 30, 2006	2,568,730	$38.93	2,568,730	$299,747,773
Total	5,272,130	$37.98	5,272,130	$299,747,773

(1)	On May 12, 2006, the board of directors authorized a common stock repurchase program whereby we are authorized to repurchase an additional $500 million of our common stock.

Item 6. Exhibits
Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC. (Registrant)
Date: October 17, 2006	By:	/s/ Steve Odland
Steve Odland
Chief Executive Officer and Chairman, Board of Directors (Principal Executive Officer)

Date: October 17, 2006	By:	/s/ Patricia McKay
Patricia McKay
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 17, 2006	By:	/s/ Jennifer Moline
Jennifer Moline
Senior Vice President, Finance and Controller (Principal Accounting Officer)