Form 10-K
period 2006-12-30
OFFICE DEPOT INC
filed 2007-02-14
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 30, 2006
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant as of July 1, 2006 (based on the closing market price on the Composite Tape on June 30, 2006) was approximately $10,701,900,404 (determined by subtracting from the number of shares outstanding on that date the number of shares held by directors and officers of Office Depot, Inc.).
The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At January 26, 2007, there were 276,486,591 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.
Documents Incorporated by Reference:
Portions of our Proxy Statement, to be mailed to shareholders on or about March 23, 2007 for the Annual Meeting to be held on April 25, 2007, are incorporated by reference in Part III hereof.

PART I
Item 1. Business.
Office Depot, Inc. is a global supplier of office products and services. The company was incorporated in 1986 with the opening of our first retail store in Fort Lauderdale, Florida. In fiscal year 2006, we sold $15.0 billion of products and services to consumers and businesses of all sizes through our three business segments: North American Retail Division, North American Business Solutions Division and International Division. Sales are processed through multiple channels, consisting of office supply stores, a contract sales force, internet sites, direct marketing catalogs and call centers, all supported by our network of crossdocks, warehouses and delivery operations.
Additional information regarding our business segments is presented below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) elsewhere in this Annual Report on Form 10-K.
North American Retail Division
Our North American Retail Division sells a broad assortment of merchandise, including brand name and private brand office supplies (Office Depot® brand and other proprietary brands), business machines and computers, computer software, office furniture and other business-related products and services through our chain of office supply stores. Most stores also contain a design, print and ship center offering graphic design, printing, reproduction, mailing, shipping, and other services.
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
In recent years, we have developed a new store format that we call “M2.” This design is intended to enhance the overall shopping experience for customers by providing improved lines of sight, more effective product adjacencies, and updated signage and lighting, while lowering overall operating costs. This format is being used for all new store openings and remodels. In 2006, we completed remodeling 176 stores, and we expect to remodel all remaining stores in the next two to three years. While we believe the current M2 format is a desirable design and an improvement over prior designs, we expect to continue to optimize it in the future.
At the end of 2006, our North American Retail Division operated 1,158 office supply stores throughout the U.S. and Canada. The largest concentration of our retail stores is in California, Texas and Florida, but we have broad representation across North America. The count of open stores may include locations temporarily closed for remodels or other factors. The 2005 count includes five locations that were being restored following hurricane damage. Store opening and closing activity for the last three years has been as follows:

	Open at			Open at
	Beginning			End
	of Period	Opened	Closed	of Period	Relocated

2004	900	80	11	969	11
2005	969	100	22	1,047	6
2006	1,047	115	4	1,158	7
We plan to continue our store expansion by adding approximately 150 new retail stores in 2007 and 200 additional stores in 2008. In recent years, we have launched initiatives into non-traditional retail selling, such as providing our products for sale within other retailers’ locations. We expect to continue to pursue various types of non-traditional solutions over time to expand the reach of our products and services.

North American Business Solutions Division
We have provided office supply products and services directly to businesses through our delivery operations for over twelve years. In 1998, we expanded our catalog business and strengthened our international operations through our merger with Viking Office Products (“Viking”), a company that sold from catalogs and operated customer call centers in the United States and in several European countries. In 2005, we announced our intention to combine the Office Depot and Viking catalog offerings and, effective in 2006, we stopped marketing the Viking brand in the United States. We continue to use the Viking brand for direct marketing to customers in our International Division.
In 2006, we acquired Allied Office Products, an independent dealer of office products and services. This acquisition strengthened our position in the Northeast part of the United States while bringing us expertise and relationships in the important vertical markets of healthcare and legal. Integration of this acquisition was substantially complete as of the end of 2006.
Our North American Business Solutions Division sells branded and private brand products and services by means of a dedicated sales force, through catalogs and electronically through our internet sites. We strive to ensure that our customers’ needs are satisfied through the method of delivery that they want, and continue to develop the systems and processes to enable us to do so efficiently and effectively. Our direct business is tailored to serve small- to medium-sized customers. Our direct customers can order products from our catalogs, by phone or through our public web sites (www.officedepot.com), including our public web site for technology purchases (www.techdepot.com).
Our contract business employs a dedicated sales force that services the office supply needs of medium-sized to Fortune 100 customers. We believe sales representatives increase revenues by building relationships with customers and providing information, business tools and problem-solving services to them. We also allow contract customers the convenience of shopping on dedicated web sites and in our retail locations, while honoring their contract pricing. Sales made at retail locations to our contract customers are included in the results of our North American Retail Division.
Contract and direct customers’ orders are filled primarily through our Distribution Centers (“DCs”) located across the United States. Some DCs also house sales offices and administrative offices. We have outsourced our call center activities; however, in-house staff manage the most critical points of customer interaction. During 2007, we will continue to identify ways to service our customers with greater efficiency and effectiveness.
Inventory is held in our DCs at levels we believe sufficient to meet current and anticipated customer needs. We utilize processes to evaluate the appropriate timing and quantity of reordering with the objective of controlling our investment in inventory, while at the same time ensuring customer satisfaction. Certain purchases may be sent directly from the manufacturer to our customers. We regularly review our inventory for slow moving or obsolete items and adjust our inventory levels accordingly.
Over the past several years, we have implemented advanced technologies to assist with reordering, stocking, the pick-and-pack process and delivery operations. We have also increased our use of third party delivery services and reduced our own fleet of vehicles where cost reductions can be achieved without compromising customer service levels. As a result of these and other initiatives, supply chain costs have continued to decline in recent years. We operated 20 DCs at the end of 2006. We intend to continue to focus on our supply chain operations to better serve our customers and reduce costs.
Because sales and marketing efforts and catalog production have similarities between the North American Business Solutions Division and the International Division, those topics are addressed separately after the three segment discussions, though they are integral to understanding the processes and management of these Divisions.
International Division
We sell to customers in 42 countries throughout North America, Europe, Asia and Latin America either through wholly-owned entities, majority-owned entities or other ventures covering 34 countries, and through alliances in an additional 8 countries. The International Division sells office products and services through direct mail catalogs, contract sales forces, internet sites and retail stores, using a mix of company owned operations, joint ventures, licensing and franchise agreements, alliances and other arrangements. International operations are managed on a geographic basis through three regional offices rather than by sales channel; however, for consistency of discussion, sales channels will be used to describe the activities of the International Division.

During 2006, we continued to review our methods of operating internationally and identified certain functions and operations that we believe can be more efficiently operated if combined or centralized. Furthermore, we have chosen to strategically align the manner and scope of our business activities on a global basis, while allowing for localization where appropriate. The activities to implement these plans have had an impact on our results for 2006 and are addressed further in MD&A.
The international direct channel was launched in 1990 under the Viking Direct® brand with the start-up of operations in the United Kingdom. We now have catalog offerings in 11 countries outside of North America. In March 1999, we introduced our first international public internet site for consumers and businesses in the United Kingdom. Today, we operate over 30 separate web sites in the International Division.
In June 2003, we further expanded our contract start-up business with the acquisition of Guilbert, S.A. The acquisition of Guilbert added European-wide purchasing power and scale to the International Division. Guilbert operations and customers are now fully integrated into the Office Depot and Viking operations, and as of the end of 2006, we no longer operate under the Guilbert trade name.
We have been selective about opening retail stores internationally. At the end of 2006, the International Division operated through wholly-owned or majority-owned entities, 125 stores in France, Japan, Hungary, Israel and South Korea. In addition, 153 retail stores were operated under the Office Depot brand name under various licensing and joint venture agreements in Costa Rica, El Salvador, Guatemala, Honduras, Panama, Mexico, and Thailand. We also participate in 70 franchised stores in South Korea, bringing our total number of stores outside North America to 348. In 2007, the International Division expects to open over 20 stores through company-owned and majority-owned entities.
We are continuously assessing opportunities to expand our geographic footprint around the globe. During the second quarter of 2006, we acquired a controlling interest in Best Office in South Korea and increased our ownership interest to a majority stake in Office Depot Israel. In August 2006, we completed the acquisition of Papirius s.r.o., one of the largest business-to-business suppliers of office products and services in Eastern Europe. In October 2006, we acquired a majority stake in AsiaEC, one of the largest suppliers of office products and services in China. To appropriately support our geographic expansion, the International Division operates regional headquarters for Europe/Middle East and Asia and is developing a regional headquarters for Latin America.
International Division store and Distribution Center operations are summarized below (includes only wholly-owned and majority-owned entities):

	Office Supply Stores
	Open at				Open at
	Beginning	Opened/			End
	of Period	Acquired		Closed	of Period

2004	64	15	(1)	1	78
2005	78	6		14	70
2006	70	55	(2)	—	125

	Distribution Centers
	Open at					Open at
	Beginning	Opened/				End
	of Period	Acquired		Closed		of Period

2004	25	2	(3)	2	(4)	25
2005	25	3	(5)	3		25
2006	25	10	(6)	3		32

(1)	Includes three retail stores obtained in the acquisition of the business in Hungary.

(2)	Includes 33 retail stores obtained in the acquisition of the business in Israel and nine retail stores obtained in the acquisition of the business in South Korea.

(3)	Includes one DC obtained in the acquisition of the business in Hungary.

(4)	Represents updates to the Guilbert post-integration estimates.

(5)	Includes two DCs that were previously excluded as planned post-integration closures.

(6)	Includes one DC obtained in the acquisition of the business in Israel, five DCs obtained in the acquisition of the business in China, one DC obtained in the acquisition of the business in South Korea and two DCs obtained in the acquisition of Papirius that are located in the Czech Republic and Lithuania.

Merchandising
Our merchandising strategy is to meet our existing and target customers’ needs by offering a broad selection of branded office products, including an increasing array of private brand products and services. Our selection of private brand products has increased in breadth and level of sophistication over time. We currently offer general office supplies, computer supplies, business machines and related supplies, and office furniture under various labels, including Office Depot®, Office Depot Value™ , Viking Office Products®, Niceday™, Foray®, Ativa®, Break Escapes™ , Worklife™ and Christopher Lowell™.
Total sales by product group were as follows:

	2006	2005	2004

Supplies	60.8%	61.3%	62.1%
Technology	26.1%	25.6%	24.4%
Furniture and other	13.1%	13.1%	13.5%

	100.0%	100.0%	100.0%

We buy substantially all of our merchandise directly from manufacturers and other primary suppliers, including direct sourcing of products from domestic and offshore sources. We also enter into arrangements with vendors that can lower our unit product costs if certain volume thresholds or other criteria are met. For additional discussion of these arrangements, see the Critical Accounting Policies section of MD&A. In most cases, our suppliers deliver merchandise directly to our DCs or crossdocks. The latter are centralized distribution centers for re-supplying our retail stores to facilitate low handling and freight costs.
We operate separate merchandising functions in North America, Europe and Asia as well as in our joint ventures. Each group is responsible for selecting, purchasing and pricing merchandise as well as managing the product life cycle of our inventory.
Sales and Marketing
Our marketing programs are designed to attract new customers and to drive frequency of customer visits to our stores and web sites and increase the “share of wallet” of our existing customers by capturing more of what they spend in total on the products we sell. We regularly advertise in major newspapers in most of our North American markets. These advertisements are combined with local and national radio, network and cable television advertising campaigns, direct marketing efforts and sports sponsorships.
To enhance our brand awareness, we announced two new strategic marketing initiatives at the beginning of 2005. First, we re-launched the Taking Care of Business campaign. We also launched the sponsorship of a NASCAR® race car, and in 2006, we expanded our sponsorship of our NASCAR® race car to include a full season. We are currently designated NASCAR®’s official office products partner.
We also offer customer loyalty programs that provide customers with rewards that can be applied against future Office Depot purchases or other incentives. These programs have provided us with valuable information enabling us to market more effectively to our customers and drive incremental sales. These programs may change in popularity in the future, and we may make alterations to them from time to time.
We perform periodic competitive pricing analyses to monitor each market, and prices are adjusted as necessary to adhere to our pricing philosophy and further our competitive positioning. We generally expect our everyday prices to be highly competitive with other resellers of office products.
We continuously acquire new customers by selectively mailing specially designed catalogs and by making on-premises sales calls to prospective customers. We also make outbound sales calls using dedicated agents. We obtain the names of prospective customers in new and existing markets through the purchase of selected lists from outside marketing information services and other sources as well as through the use of a proprietary mailing list system.
No single customer in any of our segments accounts for more than 5% of our total sales.
We consider our business to be only somewhat seasonal, with sales slightly lower in the second quarter. Certain working capital components may build and recede during the year reflecting established selling cycles, but we do not consider the Company to be highly-seasonal.

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
Our catalog offerings typically include a complete buyers’ guide containing all of our products at their regular discount prices delivered to our customers every six months. This buyers’ guide, which is distributed to our active customers, varies in size among countries. Prospecting catalogs with special offers designed to attract new customers are mailed frequently. In addition, specialty catalogs may be delivered more frequently to selected customers.
Industry and Competition
We operate in a highly competitive environment. We believe that we compete favorably on the basis of price, service, relationships and selection. We compete vigorously with office supply stores, wholesale clubs, discount stores, mass merchandisers, food and drug stores, computer and electronics superstores, internet-based companies and direct marketing companies. These companies, in varying degrees, compete with us in substantially all of our current markets.
Other office supply retail companies market similarly to us in terms of store format, pricing strategy and product selection and availability in the markets where we operate, primarily those in the United States and Canada. We anticipate that in the future we will face increased competition from these chains as each of us expands our operations locally and globally.
Internationally, we compete on a similar basis to how we compete in North America. Outside of the U.S. and Canada, we sell through contract and catalog channels in 18 countries and operate retail stores in five countries through wholly-owned or majority-owned entities. Additionally, our International Division provides office products and services in 22 countries through joint ventures, licensing and franchise agreements, cross-border transactions, alliances and other arrangements.
Employees
As of January 28, 2007, we had approximately 52,000 employees worldwide, with almost half of these employed as part-time workers. Our labor relations are generally good, and the overwhelming majority of our facilities are not organized by labor unions.
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
In 2006, Office Depot undertook a number of environmental initiatives to increase our purchase and sale of environmentally preferable products, often referred to as “green” products. We created and executed a comprehensive questionnaire to help us source environmentally preferable papers. This questionnaire was designed by Conservation International, one of the partners in Office Depot’s Forest and Biodiversity Conservation Alliance (www.forestryalliance.org). Under this initiative, we rolled out an energy efficient lighting retrofit program across the majority of our stores and facilities. We also purchased 76,000 megawatt hours of renewable energy. We launched our third Green Book™ catalog in the USA, containing over 2300 environmentally preferable products. We also launched Green Books™ in Belgium, France, Germany, the Netherlands and the UK. These catalogs are designed to help our customers easily identify our green product range and become more informed green buyers.
To obtain additional information on our initiatives, and to download a copy of Office Depot’s 2006 Environmental Stewardship Report, please visit our web site at www.officedepot.com/environment. You may also request a printed copy by contacting our Director, Investor Relations at our corporate headquarters in Delray Beach, Florida.

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
We submitted our 2006 annual Section 12(a) CEO certification with the New York Stock Exchange (“NYSE”). The certification was not qualified in any respect. Additionally, we filed with the SEC as exhibits to our Form 10-K for the year ended December 31, 2005 the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.
Executive Officers of the Registrant
Steve Odland — Age: 48
Mr. Odland has been Chairman, Chief Executive Officer and a Director since early 2005. Prior to joining Office Depot, Inc., he was Chairman, Chief Executive Officer and President of AutoZone, Inc., from 2001 until 2005. Previously he was an executive with Ahold USA from 1998 to 2000, President of the Foodservice Division of Sara Lee Bakery from 1997 to 1998 and was employed by The Quaker Oats Company from 1981 to 1996 in various executive positions. Mr. Odland is also a director of General Mills, Inc.
Charles Brown — Age: 53
Mr. Brown was appointed President, International in early 2005. He remained the company’s Executive Vice President and Chief Financial Officer until late 2005, a position he had held since 2001. Prior to that, Mr. Brown was Senior Vice President, Finance, and Controller since he joined our company in 1998. Before joining Office Depot, he was Senior Vice President and Chief Financial Officer of Denny’s, Inc. from 1996 until 1998; from 1994 until 1995, he was Vice President and Chief Financial Officer of ARAMARK International; and from 1989 until 1994, he was Vice President and Controller of Pizza Hut International, a Division of PepsiCo, Inc.
Cynthia Campbell — Age: 55
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
David Fannin — Age: 61
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
Monica Luechtefeld — Age: 58
Ms. Luechtefeld has been our Executive Vice President, Business Development, Information Technology and Supply Chain since early 2005. Previously, she was Executive Vice President of E-Commerce from 2000. Prior to this role, she held several officer positions including Vice President, Marketing and Sales Administration and Vice President of Contract Marketing & Business Development. Ms. Luechtefeld joined Office Depot in 1993, serving as General Manager of the Southern California Region of Office Depot until 1996.

Patricia McKay — Age: 49
Ms. McKay has served as our Executive Vice President, Chief Financial Officer since late 2005. From 2004 until 2005 she served as a Director of our Company. She served from 2003 as Executive Vice President and Chief Financial Officer of Restoration Hardware, Inc. until she joined our Company as CFO in 2005. From 1997 until 2003, she worked in various executive-level positions at AutoNation, Inc., concluding in her serving as Senior Vice President, Finance. From 1988 until 1996, Ms. McKay served in various financial positions for Dole Food Company, Inc., culminating in the position of Vice President Finance and Controller, a position she held from 1993 until 1996. Ms. McKay began her career at a major international public accounting firm where she worked as an auditor for ten years.
Carl (Chuck) Rubin- Age: 47
Mr. Rubin was appointed President, North American Retail in early 2006. Prior to assuming that position, Mr. Rubin held the position of Executive Vice President, Chief Merchandising Officer and Chief Marketing Officer since 2004. Before joining the company, Mr. Rubin spent six years with Accenture Ltd., most recently as Partner, where he worked for clients, including Office Depot, across retail formats in the department, specialty and e-commerce channels, as well as new business startups. Prior to joining Accenture, Mr. Rubin spent six years in specialty retailing and 11 years in department store retailing, where he served as General Merchandise Manager and a member of the Executive Committees for two publicly-held companies.
Daisy Vanderlinde — Age: 55
Ms. Vanderlinde was appointed Executive Vice President, Human Resources in late 2005. Prior to joining Office Depot, Ms. Vanderlinde was Senior Vice President, Human Resources and Loss Prevention, for AutoZone Inc. from 2001 to 2005, and was a member of the Executive Committee. Ms. Vanderlinde has also served as a senior HR officer for other retailers, including Tractor Supply Company, Marshalls Inc., and The Broadway Stores.
Jennifer Moline — Age: 49
Ms. Moline joined Office Depot in July 2006 and was appointed Senior Vice President and Controller. Prior to joining Office Depot, Ms. Moline served as Vice President, US Finance Operations and as Director of Finance Integration at DHL Express from 2003 to 2006. Previously, Ms. Moline served as Vice President, Accounting Services at ANC Rental Corporation from 2000 to 2003, Ms. Moline was employed at Tupperware Corporation for 11 years from 1989 to 2000 in various positions, the last one being Vice President and Treasurer.
      Information with respect to our directors is incorporated herein by reference to information included in the Proxy Statement for our 2007 Annual Meeting of Shareholders.

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
In recent years, new and well-funded competitors have begun competing in certain aspects of our business. For example, two major common carriers of goods have retail outlets that allow them to compete directly for copy, printing, packaging and shipping business, and offer products and services similar to ones we offer. While they do not yet offer the breadth of products that we offer, they are extremely competitive in the areas of package shipping and copy and print centers. Recently, the so-called warehouse clubs have expanded upon their “in-store” offerings by adding catalog and internet sales channels, offering a broad assortment of office products for sale on a direct delivery basis.
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
Execution of Expansion Plans: We plan to open approximately 150 stores in the United States and Canada and approximately 20 stores in our International Division during 2007. Circumstances outside our control could negatively impact these anticipated store openings. We cannot determine with certainty whether our new store openings, including some newly sized or formatted stores or retail concepts, will be successful. The failure to expand by successfully opening new stores as planned, or the failure of a significant number of these stores to perform as planned, could have a material adverse effect on our business and results of our operations.
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
Costs of Remodeling and Re-merchandising Stores: Remodeling and re-merchandising our stores is a necessary aspect of maintaining a fresh and appealing image to our customers. The expenses associated with such activities could have a significant negative impact on our future earnings. Business lost during remodeling periods, because of customer inconvenience, or closed periods for individual stores may not be recovered or successfully redirected to other stores in the area. Our growth, through both store openings and possible acquisitions, may continue to require the expansion and upgrading of our information, operational and financial systems, as well as necessitate the hiring of new store associates at all levels. If we are unsuccessful in achieving an acceptable ROI on this design, unsuccessful at hiring the right associates, or unsuccessful at implementing appropriate systems, such failure could have a material adverse effect on our business and results of our operations.
International Activity: We may enter additional international markets as attractive opportunities arise. Such entries could take the form of start-up ventures, acquisitions of stock or assets or joint ventures or licensing arrangements. Already this year, we have entered three new international markets and increased our stake in a fourth country to a majority ownership position. Internationally, we face such risks as foreign currency fluctuations, unstable political and economic conditions, and, because some of our foreign operations are not wholly owned, the potential for compromised operating control in certain countries. In addition, the business cultures in certain areas of the world are different than those that prevail in the United States, and we may be at a competitive disadvantage against other companies that do not have to comply with standards of financial controls or business integrity that Office Depot is committed to maintaining as a U.S. publicly traded company and SEC registrant. Our results may continue to be affected by all of these factors. All of these risks could have a material adverse effect on our business and results of our operations.

Global Sourcing of Products/Private Brand: In recent years, we have substantially increased the number and types of products that we sell under our private brands. We currently offer general office supplies, computer supplies, business machines and related supplies, and office furniture under various labels, including Office Depot®, Office Depot ValueTM, Viking Office Products®, NicedayTM, Foray®, Ativa®, Break EscapesTM, WorklifeTM and Christopher LowellTM. Sources of supply may prove to be unreliable, or the quality of the globally sourced products may vary from our expectations. We have recently opened our own sourcing office in China and are reducing our reliance on the use of third-party trading companies. While this may improve our cost structure in terms of global sourcing, it also makes our Company more accountable for relationships with the factories and other sources of private branded product and increases our risks associated with doing business in that region of the world. Economic and civil unrest in areas of the world where we source such products, as well as shipping and dockage issues could adversely impact the availability or cost of such products, or both. Moreover, as we seek indemnities from the manufacturers of these products, the uncertainty of realization of any such indemnity and the lack of understanding of U.S. product liability laws in certain parts of the Far East make it more likely that we may have to respond to claims or complaints from our customers as if we were the manufacturer of the products. Because of the limited number of ports through which goods may be imported into the United States (located primarily on the West Coast), we are subject to potential disruption of our supplies of goods for resale due to labor unrest, security issues or natural disasters affecting any or all of these ports. Finally, as a significant importer of manufactured goods from foreign countries, we are vulnerable to security concerns, labor unrest and other factors that may affect the availability and reliability of ports of entry for the products that we source. Any of these circumstances could have a material adverse effect on our business and results of our operations.
Product Availability: In addition to selling our private brand merchandise, we are a reseller of other manufacturers’ branded items and are thereby dependent on the availability and pricing of key products, including ink, toner, paper and technology products, to name a few. As a reseller, we cannot control the supply, design, function or cost of many of the products we offer for sale. Disruptions in the availability of raw materials used in production of these products may adversely affect our sales and result in customer dissatisfaction. Further, we cannot control the cost of manufacturers’ products and cost increases must either be passed along to our customers or result in an erosion of our earnings. Failure to identify desirable products and make them available to our customers when desired and at attractive prices could have a material adverse effect on our business and results of our operations.
Possible Business Disruption Due to Weather: Weather conditions may affect any business, especially retail businesses, including snow storms in the northern states, high winds and heavy rain. Because of our heavy concentration in the southern United States (including Florida and the Gulf Coast) our Company may be more susceptible than some others to the effects of tropical weather disturbances. During 2004 and 2005, we sustained disruption to our businesses in the United States due to the number and severity of weather events in the Southeastern United States, including record numbers of hurricanes. While we have been able to recover quickly from these events during the past two years, the long-range weather forecast calls for higher than normal tropical storm activity, especially in the Southeastern United States for a number of years into the future. It is impossible to know whether these storms will occur as forecasted, or the location or severity of such storms. During late 2006 and early 2007, we also sustained business disruption due to ice and snow conditions in the Midwest and Southwest, in areas that also have large concentrations of our business activities, resulting in supply chain constraints and other disruptions in our businesses. We believe that we have taken reasonable precautions to prepare for such weather-related events, but there is no assurance that our precautions will be adequate to deal with such events in the future. If these events occur in the future (as they almost certainly will), and if they should impact areas in which we have concentrations of retail stores or distribution facilities, such events could have a material adverse effect on our business and results of our operations.
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
Labor Costs: We are heavily dependent on our labor force to identify new customers and provide desired products and services to existing customers. We attempt to attract and retain an appropriate level of personnel in both field operations and corporate functions. Our compensation packages are designed to provide benefits commensurate with our level of expected service. However, as a retailer, we face the challenge of filling many positions at wage scales that are appropriate to the industry and competitive factors. In recent years, there has been a growing movement to closely monitor compliance with labor laws and regulations, many of which vary from jurisdiction to jurisdiction and can be difficult to adhere to as precisely as some enforcement officials and litigants insist the Company should do. This has added to our labor costs in some locales as we have had to add personnel to monitor and track compliance with these sometimes arcane rules and regulations that impact retailers in particular. As a result of these and other factors, we face many external risks and internal factors in meeting our labor needs, including competition for qualified personnel, overall unemployment levels, works councils (in our international locations), prevailing wage rates, as well as rising employee benefit costs, including insurance costs and compensation programs. We also engage third parties in some of our processes such as delivery and transaction processing and these providers may face similar issues. Changes in any of these factors, including especially a shortage of available workforce in the areas in which we operate, could interfere with our ability to adequately provide services to customers and result in increasing our labor costs. Any failure to meet increasing demands on securing our workforce could have a material adverse effect on our business and results of our operations.

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
Possible Changes to Our Global Tax Rate: Our company is a multi-national, multi-channel reseller of office products and services. As a result of our operations in many foreign countries, in addition to the United States, our global tax rate is derived from a combination of applicable tax rates in the various jurisdictions in which we operate. Depending upon the sources of our income, any agreements we may have with taxing authorities in various jurisdictions, and the tax filing positions we take in various jurisdictions, our overall tax rate may be lower or higher than that of other companies or higher or lower than our tax rates have been in the past. At any given point in time, we base our estimate of an annual effective tax rate upon a calculated mix of the tax rates applicable to our company and to estimates of the amount of income likely to be generated in any given geography. The loss of one or more agreements with taxing jurisdictions, a change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws in any of the multiple jurisdictions in which we operate or adverse outcomes from the tax audits that regularly are in process in any of the jurisdictions in which we operate could result in an unfavorable change in our overall tax rate, which change could have a material adverse effect on our business and results of our operations.
Regulatory Environment: While all businesses are subject to regulatory matters relating to the conduct of their businesses, including consumer protection laws, advertising regulations, wage and hour regulations and the like, certain jurisdictions have taken a particularly aggressive stance with respect to such matters and have stepped up enforcement, including fines and other sanctions. The Company transacts substantial amounts of business in certain such jurisdictions, and to the extent that the Company’s business locations are exposed to what might be termed an overly aggressive enforcement environment or legal or regulatory systems that authorize or encourage private parties to pursue relief under so-called private attorney general laws and similar authorizations for private parties to pursue enforcement of governmental laws and regulations, the resulting fines and exposure to third party liability (such as monetary recoveries and recoveries of attorneys fees) could have a material adverse effect on our business and results of operations, including the added cost of increased prophylactic measures that the Company may determine to be necessary to conduct business in such locales.
Disclaimer of Obligation to Update
We assume no obligation (and specifically disclaim any such obligation) to update these Risk Factors or any other forward-looking statements contained in this Annual Report to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of January 27, 2007, we operate 1,140 office supply stores in 49 states and the District of Columbia, 29 office supply stores in five Canadian provinces and 125 office supply stores (excluding our participation under licensing and joint venture agreements) in five countries outside of the United States and Canada. The following table sets forth the locations of these facilities. We also operate 20 DCs in 17 U.S. states and 32 DCs in 16 countries outside of the United States.
STORES

State/Country	#	State/Country	#
UNITED STATES:
Alabama	21	North Dakota	2
Alaska	2	Ohio	16
Arizona	4	Oklahoma	15
Arkansas	10	Oregon	18
California	155	Pennsylvania	25
Colorado	34	Rhode Island	2
Connecticut	6	South Carolina	20
District of Columbia	1	South Dakota	1
Delaware	4	Tennessee	27
Florida	126	Texas	135
Georgia	53	Utah	10
Hawaii	3	Virginia	27
Idaho	6	Washington	35
Illinois	59	West Virginia	3
Indiana	22	Wisconsin	13
Iowa	5	Wyoming	2

Kansas	8	TOTAL UNITED STATES	1,140
Kentucky	19
Louisiana	35
Maryland	29	CANADA:
Maine	2	Alberta	7
Massachusetts	7	British Columbia	9
Michigan	27	Manitoba	2
Minnesota	12	Ontario	9
Mississippi	15	Saskatchewan	2

Missouri	25	TOTAL CANADA	29
Montana	2
Nebraska	5
Nevada	16	FRANCE	43
New Hampshire	1	HUNGARY	11
New Jersey	23	ISRAEL	40
New Mexico	5	JAPAN	22
New York	14	SOUTH KOREA	9

North Carolina	33	TOTAL OUTSIDE NORTH AMERICA	125
The table above reflects 11 additional stores opened in the United States during January 2007.

DCs

State/Country	#	State/Country	#
UNITED STATES:
Arizona	1	BELGIUM	1
California	2	CHINA	5
Colorado	1	CZECH REPUBLIC	1
Florida	2	FRANCE	5
Georgia	1	GERMANY	3
Illinois	1	HUNGARY	1
Louisiana	1	THE NETHERLANDS	2
Maryland	1	IRELAND	2
Massachusetts	1	ISRAEL	1
Michigan	1	ITALY	1
Minnesota	1	JAPAN	1
New Jersey	1	SOUTH KOREA	1
North Carolina	1	LITHUANIA	1
Ohio	1	SPAIN	1
Texas	2	SWITZERLAND	1
Utah	1	UNITED KINGDOM	5
Washington	1

TOTAL UNITED STATES	20	TOTAL OUTSIDE THE UNITED STATES	32
In addition to the properties identified in the tables above, we operate 10 crossdock facilities in the US. Generally, these facilities serve as centralized same-day distribution facilities where bulk shipments are brought in, broken into smaller quantities and shipped to locations needing supply.
Most of our facilities are leased or subleased, with initial lease terms expiring in various years through 2032, except for 77 facilities, including certain corporate office buildings and our systems data center, which we own. Our owned facilities are located in 24 states, primarily in Florida, Texas and California; two Canadian provinces; the United Kingdom; the Netherlands; and France.
Our corporate offices in Delray Beach, Florida consist of approximately 540,000 square feet in three separate buildings. The facilities were sold in December 2006 and have been leased back for a two-year period while a new facility is under construction. We also own a corporate office in Venlo, the Netherlands which is approximately 226,000 square feet in size, and a systems data center in Charlotte, North Carolina which is approximately 53,000 square feet in size.
Item 3. Legal Proceedings.
We are involved in litigation arising from time to time in the normal course of our business. While from time to time claims are asserted that may make demands for large sums of money, including ones asserted in the form of class action suits, we do not believe that the resolution of any of these matters, either individually or in the aggregate, will materially affect our financial position, cash flows or the results of our operations.
Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ODP.” As of the close of business on January 26, 2007, there were 7,075 holders of record of our common stock. The last reported sale price of the common stock on the NYSE on January 26, 2007 was $37.35.
The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as quoted on the NYSE Composite Tape. These prices do not include retail mark-ups, markdowns or commission.

	High	Low
2006
First Quarter	$38.050	$30.640
Second Quarter	46.520	36.680
Third Quarter	40.860	33.650
Fourth Quarter	44.690	36.870
2005
First Quarter	$23.700	$16.500
Second Quarter	22.840	18.590
Third Quarter	31.520	21.700
Fourth Quarter	31.760	24.510
We have never declared or paid cash dividends on our common stock. While we regularly assess our dividend policy, we have no current plans to declare a dividend. Earnings and other cash resources will continue to be used in the expansion of our business.
The following table provides information with respect to our purchases of Office Depot, Inc. common stock during the fourth quarter of the 2006 fiscal year:

					(d) Maximum
					Number of Shares (or
				(c) Total Number of	Approximate Dollar
				Shares Purchased as	Value) that May Yet
				Part of Publicly	Be Purchased Under
	(a) Total Number of		(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased		Paid per Share	Programs (1)	Programs
October 1, 2006 – October 28, 2006	2,496,261	(2)	$40.99	2,438,670	$199,747,780

October 29 2006 – November 25, 2006	10,051	(3)	$41.09	—	$199,747,780

November 26, 2006 – December 30, 2006	—		—	—	$199,747,780

Total / Balance as of December 30, 2006	2,506,312		$40.99	2,438,670	$199,747,780

(1)	On May 12, 2006, the board of directors authorized a common stock repurchase program whereby we are authorized to repurchase up to $500 million of our common stock.

(2)	Includes 57,591 shares of common stock delivered or restricted shares of common stock withheld to pay income tax or other tax liabilities with respect to the vesting of restricted stock, exercise of stock options, or the settlement of performance share awards.

(3)	Includes 10,051 shares of common stock delivered or restricted shares of common stock withheld to pay income tax or other tax liabilities with respect to the vesting of restricted stock, exercise of stock options, or the settlement of performance share awards.

Item 6. Selected Financial Data.
The following table sets forth selected consolidated financial data at and for each of the five fiscal years in the period ended December 30, 2006. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in Item 8 of this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this report.

(In thousands, except per share amounts and statistical data)	2006	2005(1)	2004	2003(2)(3)	2002(2)(4)
Statements of Earnings Data:
Sales	$15,010,781	$14,278,944	$13,564,699	$12,358,566	$11,356,633
Earnings from continuing operations before cumulative effect of accounting change	$516,135	$273,792	$335,504	$299,244	$309,415
Net earnings	$516,135	$273,792	$335,504	$273,515	$308,640

Earnings per share from continuing operations before cumulative effect of accounting change:
Basic	$1.83	$0.88	$1.08	$0.97	$1.01
Diluted	1.79	0.87	1.06	0.95	0.98

Net earnings per share:
Basic	$1.83	$0.88	$1.08	$0.88	$1.01
Diluted	1.79	0.87	1.06	0.87	0.97

Statistical Data:
Facilities open at end of period:
United States and Canada:
Office supply stores	1,158	1,047	969	900	867
Distribution centers	20	20	22	22	24
Call centers	—	3	13	13	13
International (5):
Office supply stores	125	70	78	64	50
Distribution centers	32	25	25	25	15
Call centers	30	31	31	31	13

Total square footage — North American Retail Division	28,520,269	26,261,318	24,791,255	23,620,343	23,203,013

Percentage of sales by segment:
North American Retail Division	45.2%	45.6%	43.8%	45.7%	51.1%
North American Business Solutions Division	30.5%	30.1%	29.8%	32.1%	34.5%
International Division	24.3%	24.3%	26.4%	22.2%	14.4%

Balance Sheet Data:
Total assets	$6,570,102	$6,098,525	$6,794,338	$6,194,679	$4,765,812
Long-term debt, excluding current maturities	570,752	569,098	583,680	829,302	411,970

(1)	Includes 53 weeks in accordance with our 52 — 53 week reporting convention.

(2)	Statements of Earnings Data for fiscal years 2003 and 2002, and Balance Sheet Data for 2003, have been restated to reflect adjustments for lease accounting.

(3)	Reflects the acquisition of Guilbert in June. Also, net earnings and net earnings per share data reflect cumulative effect of adopting a new accounting pronouncement.

(4)	As applicable, amounts have been adjusted to reflect the Australian business as discontinued operations.

(5)	Facilities of wholly-owned or majority-owned entities operated by our International Division.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS
GENERAL
Our fiscal year results are based on a 52- or 53-week retail calendar ending on the last Saturday in December. Fiscal years 2006 and 2004 include 52 weeks; fiscal year 2005 is based on 53 weeks, with a 14-week fourth quarter. Our comparable store sales (or “comp” sales) relate to stores that have been open for at least one year. For 2005, this comparison has been adjusted to a 52-week basis.
OVERVIEW
Fiscal year 2006 has been a year of growth across the Company. We have exceeded $15 billion in sales for the first time by increasing sales levels in each of our operating Divisions, even when compared to a 53-week year in 2005. On a comparable 52-week basis, these sales increases are even greater. Also, full year Division gross profit and Division operating profit increased in North America and International. These results were realized at the same time as opening 115 new stores and remodeling another 176 stores in North America, investing in our contract sales force in North America and Europe and expanding our geographic presence with acquisitions in North America, Europe and Asia. Major contributors to our 2006 results are summarized below and reviewed further in the segment discussions.
•	Excluding the 53rd week from 2005, total company sales increased 6% compared to 2005. North American Retail Division comp store sales grew 2%.
•	During 2006, we refined our measure of Division operating profit to include general and administrative expenses directly or closely attributable to each reportable segment and to exclude charges related to programs initially identified in 2005 following a Company-wide review of operations, processes and commitments (the “Charges”). These Charges will continue to be recognized in future periods as the plans are implemented and the related accounting criteria are met. Also, we continue to explore ways to enhance our financial reporting and may refine presentation or allocations in future periods.
•	Diluted earnings per share for 2006, 2005 and 2004 were $1.79, $0.87 and $1.06, respectively. The Charges had a $0.15 per share impact in 2006 and a $0.59 per share impact in 2005. The positive impact of the 53rd week on 2005 net earnings was approximately $0.05 per diluted share.
•	In the fourth quarter of 2006, we recognized a gain on building sale after debt termination of approximately $0.04 per share. We also recorded a charge to settle litigation of approximately ($0.04) per share.
•	After considering the impact of the Charges, building gain and legal settlement, our operating expenses as a percent of sales declined as a result of various cost control efforts, operational improvements and improved leverage from higher sales.
•	During 2006, we acquired all or a majority interest in certain entities headquartered in South Korea, North America, the Czech Republic and China, and increased our previous investment to a majority position in an entity in Israel. Results of those entities have been consolidated in our financial statements since the dates of acquisition.
•	Cash flow from operating activities was $827 million in 2006 and totaled $2.1 billion over the past three year period.
•	Under plans approved by our board of directors, we acquired 26.4 million shares of our common stock during the year.
OPERATING RESULTS
Our overall sales increased 5% in both 2006 and 2005. However, 2005 was a 53-week year based on our fiscal calendar. On a comparable 52-week basis, fiscal 2006 sales increased 6%, compared to an increase of 4% in 2005. Each of our Divisions reported higher sales in 2006 on both a comparable 52-week basis and when compared to the 53-week period in 2005. The sales increase in 2006 reflects positive organic growth, the impact of acquisitions during the year and positive foreign currency impacts in our International Division. The 2005 increase reflects higher sales in our North American operations, partially offset by a decline in the International Division from reduced local currency sales.
The increase in gross profit as a percentage of sales in 2006 reflects the net impact of higher private brand sales and better category management, partially offset by competitive pressures in certain areas and some change in product sales mix. Cost of goods sold in 2006 and 2005 include the negative impact of $1 million and $20 million, respectively, of inventory-related Charges.
Total store and warehouse operating and selling expenses as a percentage of sales decreased in 2006 and increased in 2005. The 2006 and 2005 totals include Charges of approximately $37 million and $109 million, respectively. Expenses that were similar in nature to these Charges, but not part of the Charges programs totaled $39 million in 2004. After considering those charges, store and warehouse operating and selling expenses as a percent of sales decreased in both 2006 and 2005. The 2006 decrease reflects operational efficiencies and sales leverage, partially offset by higher costs from accelerated store remodel and new store opening activities, as well as initial costs for an expanded sales force and the integration of several acquisitions during the year. The reductions in 2005 also reflect the success we realized in improving our advertising cost effectiveness throughout 2005, as well as leverage from the 53rd week of sales.
Effective with the beginning of the third quarter of 2005, we adopted Statement of Financial Accounting Standards No. 123 (R) (“FAS 123R”) using the modified prospective method. Under this method, the portions of previously granted share-based payments that were unvested at the date of adoption, as well as the fair value of awards granted after adoption, are included in operating expenses over the appropriate service period.
Discussion of other income and expense items, including the Charges and changes in interest and taxes follows our review of the operating segments. As noted above, during 2006, we modified our presentation of Division operating profit by including general and administrative expenses considered directly or closely attributable to each reportable segment and excluding the Charges recognized during the period to conform to the internal presentation used to manage the business.
NORTH AMERICAN RETAIL DIVISION

(Dollars in millions)	2006	2005	2004

Sales	$6,789.4	$6,510.2	$5,940.7
% change	4%	10%	5%

Division operating profit	$473.9	$393.6	$291.3
% of sales	7.0%	6.0%	4.9%
Total sales in the North American Retail Division increased 4% in 2006 and 10% 2005 compared to the prior periods. However, 2006 sales increased 6% over the prior year after consideration of the impact of the additional week in 2005. Comp store sales in 2006 from the 1,036 stores that were open for more than one year increased 2%. Comp store sales in 2005 from the 945 stores that were open for at least one year increased 3%. The growth in total sales reflects our new store openings, as well improved selling efforts and effective merchandising and marketing programs. During 2006 and 2005, we increased our private brand offerings, continued improving the effectiveness of our inserts and advertising campaigns and maintained our official office supply partnership with NASCAR®. Also during 2006, we transformed our previous Advantage loyalty program into our WorkLifeTM Rewards program, which has continued to promote long-term customer relationships.
Overall gross margins increased in 2006 and 2005 compared to the prior year. We have expanded our selection of private brands which has had a positive impact on gross margins, and we expect to continue developing additional product offerings. We continue to increase our mix of technology sales, which are lower margin products, but have benefited from category management and higher attachment rates. Furniture sales were lower, we believe reflecting the impact of softness in the housing market on our home office furniture sales. Our operating expenses as a percent of sales were lower in 2006 compared to 2005, reflecting lower store operating costs, somewhat offset by higher advertising costs and our store remodeling program. The store expansion and remodel program has impacted our operating expenses by additional pre-opening expenses related to new stores, as well as accelerating depreciation for stores being remodeled and incurring non-capitalizable remodeling costs. We exclude the brief remodel period from our comp sales calculation to account partially for some of the disruption. The new store and store remodel activity lowered the Division operating profit percentage by approximately 50 basis points in 2006 compared to 2005.
We opened 115 new stores during 2006 and 100 stores during 2005, all using our improved M2 store design. At the end of 2006, we operated 1,158 retail stores in the U.S. and Canada. We anticipate opening approximately 150 stores in 2007 and 200 additional stores in 2008. We also remodeled 176 stores during 2006 and 13 stores in 2005. We have a goal of remodeling substantially all remaining stores over the next two years.
NORTH AMERICAN BUSINESS SOLUTIONS DIVISION

(Dollars in millions)	2006	2005	2004

Sales	$4,576.8	$4,300.8	$4,045.5
% change	6%	6%	2%

Division operating profit	$367.7	$350.8	$276.2
% of sales	8.0%	8.2%	6.8%

Sales in our North American Business Solutions Division increased 6% in both 2006 and 2005. However, sales increased 9% over the prior year after consideration of the impact of the additional week in 2005. The sales increase in 2006 reflects organic growth in our contract sales channel, as well as the impact of an acquisition completed in mid-May 2006. Sales in our contract channel also increased in 2005 compared to 2004 as we added sales force and made changes in account management. The increase in 2005 reflects broad-based revenue growth. During 2005, we began offering a combined catalog to the previously separate Office Depot and Viking catalog customers and completed that integration in 2006. As expected, direct channel sales were lower in 2006 following the conversion as we deliberately reduced some unprofitable business, and we anticipate lower comparisons until about mid-year 2007 when the impact of this combined offering is reflected in both periods.
Gross margin in this Division declined in 2006 compared to 2005, reflecting paper cost increases and a higher mix of contract business, partially offset by additional private brand offerings. Operating expenses increased from our investment in additional sales personnel, as well as short-term costs related to the integration of a contract business acquired during the year and the outsourcing of telephone account management and a new delivery initiative. We expect the impact of these costs to moderate during the first half of 2007 as these activities mature and costs for incremental activities are captured in both periods. During 2006 and 2005, our lower delivery expenses were partially offset by higher fuel costs. During 2004, we reorganized our sales force and decided to consolidate our call centers and outsource certain activities; that process was completed in the third quarter of 2005 and had a positive impact on subsequent operating expenses.
INTERNATIONAL DIVISION

(Dollars in millions)	2006	2005	2004

Sales	$3,644.6	$3,470.9	$3,580.8
% change	5%	(3)%	30%

Division operating profit	$249.2	$207.5	$278.0
% of sales	6.8%	6.0%	7.8%
Sales in our International Division increased 5% in 2006 and declined 3% in 2005. However, local currency sales increased 7% over the prior year after consideration of the impact of the additional week in 2005. The increase in sales in 2006 reflects improved performance in all channels and the impact of acquisitions. During 2006, we acquired all or a majority interest in entities headquartered in South Korea, the Czech Republic and China, and increased our previous investment to a majority position in an entity in Israel. Results of those entities have been consolidated in our financial statements since the dates of acquisition. The sales decline in 2005 compared to 2004 reflects competitive pressures in both the contract and catalog channels and challenging economic conditions in many Western European countries. Also in 2005, we closed the contract business in one country as well as 14 retail stores, contributing to the sales decline.
Gross profit as a percentage of sales decreased slightly in 2006, but stabilized in the later half of the year, after a more significant decline in 2005. The 2006 decrease reflects the addition of lower margin business, as well as an increase in the relative proportion of contract sales, partially offset by increased private brand sales. The 2005 decrease reflects competitive pressures in important product categories across channels and the impact of increased contract sales.
Operating expenses as a percentage of sales decreased in 2006 compared to 2005 reflecting operational efficiencies from streamlining activities initiated in 2005 and continuing in 2006. During 2006, we have increased the size of our contract sales force across Europe and increased the use of telephone account managers to drive account penetration. Operating expenses as a percentage of sales increased slightly in 2005 compared to 2004, primarily reflecting reduced leverage from lower sales.
For U.S. reporting, the International Division’s sales are translated into U.S. dollars at average exchange rates experienced during the year. The Division’s sales were positively impacted by foreign currency exchange rates in 2006 by $23.0 million, and were negatively impacted in 2005 by $2.5 million. Division operating profit was also positively impacted from changes in foreign exchange rates by $2.0 million in 2006, and negatively by $1.6 million in 2005. Internally, we analyze our international operations in terms of local currency performance to allow focus on operating trends and results.

CORPORATE AND OTHER
Asset Impairments, Exit Costs and Other Charges
During the third quarter of 2005, we announced a number of material charges relating to asset impairments, exit costs and other operating decisions. This announcement followed a wide-ranging assessment of assets and commitments which began in the second quarter of 2005. At the end of 2005, we estimated the total charges to be incurred over a multi-year period would be approximately $406 million. We have since revised that estimate to be approximately $454 million. Of this amount, $282 million was recognized in 2005 and $63 million was recognized in 2006. We estimate that $72 million and $37 million will be recognized in 2007 and 2008, respectively. The expenses associated with these future activities will be recognized as the individual plans are implemented and the related accounting recognition criteria are met. As with any estimate, the amounts may change when expenses are incurred.
These business reviews were performed at a Division level and initially we reported the charges associated with these activities as a component in determining Division operating profit. The financial information used by our management to assess performance of the Divisions for the purpose of resource allocation now excludes the Charges. We believe this measure is an appropriate and useful indicator of the effectiveness of current management activities. Accordingly, we have revised our measure of Division operating profit for external reporting purposes and now report on the Charges at a corporate level. Prior period Division operating profit has been recast to conform to the current presentation.
A summary of the Charges and the line item presentation of these amounts in our accompanying Consolidated Statements of Earnings is as follows.

	2006	2005
(Dollars in millions, except share amounts)	Amounts	Amounts

Cost of goods sold and occupancy costs	$1	$20
Store and warehouse operating and selling expenses	37	109
Asset impairments	7	133
General and administrative expenses	18	20

Total pre-tax Charges	63	282
Income tax effect	(21)	(97)

After-tax impact	$42	$185
Per share impact	$0.15	$0.59
Of the $282 million pre-tax charge recognized in 2005, approximately $133 million related to asset impairments, approximately $72 million of exit costs and approximately $77 million of costs associated with termination agreements relating to contracts and surplus leases, accelerated amortization of software and depreciation of assets based on changes in estimated useful lives and the write off of certain property and inventory no longer used or useful based on this business review.
The asset impairment charge of $133 million included $83 million related to certain former Kids “R” Us (“KRU”) retail store locations acquired in 2004 from Toys “R” Us, Inc. The performance of many of these locations did not meet initial projections to recover the initial asset base. We also recognized a $41 million goodwill and other intangible asset charge related to our Tech Depot subsidiary. A change in market conditions for technology products and a shift in that subsidiary’s emphasis resulted in lowering our projected cash flows and goodwill was written down to estimated fair value. Also, as part of this business review and to streamline operations, we decided to migrate customers from the Guilbert trade name to Office Depot. The existing trade name intangible asset was tested for impairment and written down by approximately $9 million to the amount that we estimated to be recoverable over the one-year migration plan.
The KRU, Tech Depot and trade name impairment charges are combined in the Consolidated Statement of Earnings on the line item titled “Asset impairments.” Following the fourth quarter review of goodwill and intangible assets in 2004, we recognized a goodwill impairment charge of approximately $12 million related to our investment in Japan. Because of its nature, that charge has been presented on this same line for comparative purposes, but was not part of the Charges programs.
In addition to these significant asset impairment charges, we also recognized significant charges related to exit and other activities. The total exit and other charges recorded in 2005 and anticipated for future periods will be discussed below, as well as where the Charges appear in the Consolidated Statement of Earnings.

We decided to close 25 retail stores (16 in North America and nine internationally), three warehouses (two in North America and one internationally) and consolidate certain international call center and contract operations. Accordingly, we recognized approximately $72 million of charges for future lease obligations, severance-related costs, accelerated depreciation, asset write offs and inventory clearance and disposal. Of this total, approximately $8 million of inventory-related costs were recognized in cost of goods sold, approximately $61 million in store and warehouse operating and selling expenses and approximately $3 million in general and administrative expenses.
In addition to these exit costs, we recognized approximately $77 million of other charges. We terminated certain contractual agreements and adjusted surplus lease property accruals, wrote down and accelerated depreciation on assets based on a decrease in their expected use and accelerated inventory clearance activity in preparation of implementing a new inventory management system. Of this total, approximately $12 million was presented as a charge in cost of goods sold, approximately $48 million in store and warehouse operating and selling expenses and approximately $17 million in general and administrative expenses.
During 2006, an additional $63 million associated these projects was recognized as the previously-identified plans were implemented and the related accounting recognition criteria were met. These projects primary related to consolidating and streamlining activities and resulted in charges for severance-related expenses, accelerated depreciation and amortization and other expenses. Of this total, approximately $1 million was recognized in cost of goods sold, approximately $37 million in store and warehouse operating and selling expenses, $7 million in asset impairments related to additional KRU properties and $18 million in general and administrative expenses. Some of these activities, such as planned facility closings, will extend into 2007 and 2008. The costs associated with these activities will be recognized in future periods as incurred, or in the case of asset utilization, over the period of remaining estimated useful life. A summary of past and estimated future charges is presented below.

			Estimated
	2005	2006			Total
(Dollars in millions)	Actual	Actual	2007	2008	Charges

Asset impairments	$133	$7	$—	$—	$140
Cost of goods sold	20	1	—	—	21
Asset write-offs and accelerated depreciation	54	21	24	4	103
Lease obligations/Contract terminations	61	9	2	10	82
One-time termination benefits	11	22	40	16	89
Other associated costs	3	3	6	7	19

Total pre-tax charges	$282	$63	$72	$37	$454
As with any estimate, the timing and amounts may change when projects are implemented. Additionally, changes in foreign currency exchange rates may impact amounts reported in U.S. dollars related to our foreign operations.
Of the total Charges, approximately $184 million either has or is expected to require cash settlement, including longer-term lease obligations that will require cash over multi-year lease terms; approximately $270 million of Charges are non-cash items.
General and Administrative Expenses

(Dollars in millions)	2006	2005	2004

General and administrative expenses	$651.7	$666.6	$665.8
% of sales	4.3%	4.7%	4.9%
General and administrative (“G&A”) expenses include Charges of approximately $18 million in 2006 and $20 million in 2005. Additionally in 2006, we recognized a charge of approximately $16 million as an agreement in principle to settle wage and hour litigation in California. G&A expenses in 2004 include approximately $22 million of executive and staff severance, dispute resolutions, loss on disposal of property and lease termination costs associated with property used in G&A functions. After considering these charges, the remaining change in total G&A expenses in 2006 compared to 2005 reflects the positive impacts of various cost control measures and consolidating functions. G&A expenses in 2005 compared to 2004 benefited from lower professional fees and the effect of cost control measures, partially offset by increases from the adoption of FAS 123R and acceleration of certain variable pay and restricted stock awards earned in 2005.

During 2006, we decided to allocate to our Divisions those G&A expenses that are directly or closely related to their operations. Those amounts are now included in our determination of each Division’s operating profit. We have recast prior periods for meaningful comparisons. Other companies may charge more or less G&A expenses and other costs to their segments, and our results therefore may not be comparable to similarly titled measures used by other entities.
Gain on Sale of Building
In December 2006, we sold our corporate campus and entered into a leaseback agreement until construction of our new facility is complete. The sale resulted in a gain of approximately $21 million recognized in 2006 and $15 million deferred over the leaseback period. We have also entered into a longer-term lease on a new facility nearby that is expected to be available for occupancy at or about the end of 2008.
Other Income and Expense

(Dollars in millions)	2006	2005	2004

Interest income	$9.8	$22.2	$20.0
Interest expense	(40.8)	(32.4)	(61.1)
Loss on extinguishment of debt	(5.7)	—	(45.4)
Miscellaneous income, net	30.6	23.6	17.7
Interest income decreased in 2006 as a result of lower average cash balances, partially offset by higher interest rates. The change in 2005 compared to 2004 reflects modestly higher interest rates.
The increase in interest expense in 2006 compared to 2005 primarily results from the 2005 reduction of interest requirements following the favorable settlement of various tax claims. The 2005 comparison to 2004 also reflects the impact of our redemption in December 2004 of the entire issue of the $250 million senior subordinated notes. The loss on extinguishment of debt in 2006 represents the $5.7 million make whole payment related to settlement of the mortgage on our corporate campus that was sold during the year. The net loss on extinguishment of debt of $45.4 million for 2004 included the make whole payment, write off of deferred issuance costs, and recognition of a previously deferred gain related to an interest rate swap.
Our net miscellaneous income consists of our earnings of joint venture investments, royalty and franchise income, and realized gains and impairments of other investments, if any. Our investments are non-controlling interests in Office Depot stores outside North America. Earnings from these investments increased $3.7 million in 2006 and $7.2 million in 2005. We increased our ownership interest in Office Depot Israel during 2006 and have consolidated its results since the date of additional investment. We continue to look for ways to expand our presence overseas and may enter into additional ventures or increase our investment in existing positions which could result in additional entities being consolidated in future periods.
Income Taxes

(Dollars in millions)	2006	2005	2004

Income Taxes	$211.2	$87.7	$125.7
Effective income tax rate*	29%	24%	27%

* Income Taxes as a percentage of earnings from continuing operations before income taxes.
The effective income tax rate increased in 2006, reflecting a greater impact in the prior year from closing certain worldwide tax audits and adjusted provisions for uncertain tax positions. Fiscal year 2006 also benefited from lower net international tax expense and is more in line with our anticipated base effective tax rate of approximately 30% for 2007. During 2005, we also adjusted certain valuation allowances based on our current assessment of realization of the related deferred tax assets. This decrease was partially offset by additional tax expense from completing our plans to repatriate additional foreign earnings.
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

The effective tax rate in future periods can be affected by variability in our mix of income, the tax rates in various jurisdictions, changes in the rules related to accounting for income taxes, outcomes from tax audits that regularly are in process and our assessment of the need of accruals for uncertain tax positions, and therefore may be higher or lower than it has been over the past three years.
The Financial Accounting Standards Board has approved new rules applying to the accounting for uncertain tax positions. These rules become effective in the first quarter of 2007. We do not anticipate that adoption of these rules will have a material impact on our retained earnings at the date of adoption but could introduce additional volatility into our effective income tax rate in future periods.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We have consistently satisfied operating liquidity needs and planned capital expenditure programs through our normal conversion of sales to cash. Over the three years ended in 2006, we generated approximately $2.1 billion of cash flows from operating activities. At December 30, 2006, we had approximately $174 million in cash and equivalents and another $589 million available under our revolving credit facility. We anticipate opening 150 new stores in 2007 and 200 additional stores in 2008. We expect to remodel substantially all remaining stores over the next two years and to continue to make supply chain network improvements. Also, we will continue to look outside the company for additional growth opportunities, as well as consider additional share repurchases.
We continually review our financing options. Although we currently anticipate that we will fund our 2007 operations, expansion and other activities through cash on hand, funds generated from operations, property and equipment leases and funds available under our credit facilities, we may consider alternative financing as appropriate for market conditions.
Our existing credit agreement is a $750 million unsecured multi-currency revolving credit facility, which includes up to $350 million available for standby and trade letters of credit. This facility is available through April 2010. Upon mutual agreement, the maximum borrowing may be increased to $1 billion. The agreement provides borrowings up to the total amount in U.S. dollars, British pounds, euro, or yen. We may elect interest periods of one, two, three, six, nine or twelve months. Interest is based on the London Interbank Offering Rate (“LIBOR”), or a yen-based-LIBOR as appropriate, plus a spread determined at the time of usage. Based on our current credit ratings, borrowings include a spread of 0.475%. The effective interest rate on yen borrowings at the end of 2006 was 1.1%. At December 30, 2006, we had approximately $589.0 million of available credit under our revolving credit facility that includes coverage of $96.8 million of outstanding letters of credit. We had an additional $48.5 million of letters of credit outstanding under separate agreements.
We are in compliance with all restrictive covenants included in our debt agreements.
We have never paid a cash dividend on our common stock. While our board of directors regularly assesses our dividend policy, there are no current plans to declare a dividend.
Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

(Dollars in millions)	2006	2005	2004

Operating activities	$827.1	$635.9	$645.9
Investing activities	(485.2)	(52.2)	(426.6)
Financing activities	(889.1)	(630.7)	(256.5)
Operating Activities
The change in cash flow from operating activities during 2006 reflects increased contribution from the core business and positive impacts of working capital management. Throughout the year, we have worked to collect our cash more timely and to better align trade payables with inventory turnover. The change in cash flows from operating activities during 2005 reflects increased business performance after considering non-cash elements of the Charges and non-cash equity compensation, offset by the reduction of trade payables and payment of taxes. Following our adoption of FAS 123R in the third quarter of 2005, the presentation of tax benefits received from the exercise of stock options in excess of the tax benefit on their estimated fair value has changed from a component of operating activities to a component of financing activities in the statement of cash flows. Operating cash flow in 2004 includes the impact of higher accounts receivable balances from increased fourth quarter sales activity, as well as an increase in receivables from vendors. The higher volume of purchases finalized at the end of the year, along with the increase in promotional activity contributed to the increase in receivables from our vendors.
Investing Activities
During 2006 and 2005, we invested $343.4 million and $260.8 million, respectively in capital expenditures. This activity includes the opening, relocating and remodeling of retail stores in North America, as well as warehouse, logistics and infrastructure improvements in the International Division and for corporate assets. The 2004 capital expenditures of $391.2 million included $90.6 million to acquire retail store locations in an asset purchase transaction.
During 2006, we acquired all or a majority ownership position in entities in North America, the Czech Republic, South Korea, and China, as well as increased our ownership position in our previous investment in Israel. We may continue to expand our global presence with acquisitions or the development of existing business with the corresponding use of cash for investing activities. During 2004, we acquired retail stores in Hungary that had operated as Office Depot stores under a licensing agreement in that country.
Proceeds from the disposition of assets in 2006 includes approximately $80 million in cash received from the sale of our corporate campus. Approximately $22 million from the sale was used to satisfy an existing mortgage and is included as a use of cash in financing activities.
Management of our cash and short-term investment activity resulted in a net cash source of approximately $160 million in 2005, compared to a net investment of approximately $63 million in 2004.
Financing Activities
The Office Depot board of directors has authorized open market purchases of the company’s common stock under repurchase plans that were in effect during the three years presented. Under the approved plans, we purchased 26.4 million shares in 2006 at a cost of $970.6 million; 29.8 million shares in 2005 at a cost of $815.2 million; and 4.0 million shares in 2004 at a cost of $65.6 million. At the end of 2006, approximately $200 million remained available for additional repurchases under the most recent board approved plan. We may continue to repurchase shares as we believe conditions warrant. Proceeds from issuance of common stock under our employee related plans were $101.0 million in 2006, $175.9 million in 2005 and $70.6 million in 2004. Following the adoption of FAS 123R in the third quarter of 2005, cash from tax benefits on employee related plans that are in excess of amounts based on grant date fair value are presented as financing activities. Additionally, at the issuance of certain restricted stock awards, employees surrendered shares to the company equal to approximately $12.8 million in exchange for our settlement of their taxes due on these shares.
In connection with the sale of our corporate campus in 2006, a portion of the proceeds was used to liquidate an existing mortgage on one of the facilities.
In December 2004, we redeemed the entire issue of our $250 million senior subordinated notes, pursuant to the optional redemption provisions of the subordinated notes indenture. The payment of approximately $302 million included the principal, accrued interest to the termination date, and contractual interest, discounted at the appropriate U.S. Treasury rate plus 50 basis points.
Contractual Obligations
The following table summarizes our contractual cash obligations at December 30, 2006, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

		Less than			After 5
Contractual Obligations	Total	1 year	1 – 3 years	4 – 5 years	years

Long-term debt obligations (1)	$681.8	$65.8	$51.4	$114.6	$450.0
Capital lease obligations (2)	456.3	16.0	39.9	52.6	347.8
Operating leases (3)	4,394.1	490.5	848.3	690.9	2,364.4
Purchase obligations (4)	148.4	99.0	48.9	0.5	—
Other long-term liabilities (5)	—	—	—	—	—

Total contractual cash obligations	$5,680.6	$671.3	$988.5	$858.6	$3,162.2

(1)	Long-term debt obligations include our $400 million senior notes and borrowings under our revolving credit facility, excluding any related discount. Amounts include contractual interest payments (using the interest rate as of December 30, 2006 for the revolving credit facility). Amounts due under our revolving credit facility have been classified according to its scheduled maturity in April 2010; however, we may refinance this borrowing under a future credit facility.

(2)	The present value of these obligations, are included on our Consolidated Balance Sheets. See Note E of the Notes to Consolidated Financial Statements for additional information about our capital lease obligations.

(3)	Our operating lease obligations are described in Note G of the Notes to Consolidated Financial Statements.

(4)	Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding on us that meet any of the following criteria: (1) they are noncancelable, (2) we would incur a penalty if the agreement was cancelled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services. If the obligation is noncancelable, the entire value of the contract is included in the table. If the obligation is cancelable, but we would incur a penalty if cancelled, the dollar amount of the penalty is included as a purchase obligation. If we can unilaterally terminate the agreement simply by providing a certain number of days notice or by paying a termination fee, we have included the amount of the termination fee or the amount that would be paid over the “notice period.” As of December 30, 2006, purchase obligations include television, radio and newspaper advertising, sports sponsorship commitments, telephone services, and software licenses and service and maintenance contracts for information technology. Contracts that can be unilaterally terminated without a penalty have not been included.

(5)	Our Consolidated Balance Sheet as of December 30, 2006 includes $403.3 million classified as “Deferred income taxes and other long-term liabilities.” This caption primarily consists of our net long-term deferred income taxes, the unfunded portion of our pension plans, deferred lease credits, and liabilities under our deferred compensation plans. These liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note F of the Notes to Consolidated Financial Statements for additional information regarding our deferred tax positions and Note H for a discussion of our employee benefit plans, including the pension plans and the deferred compensation plan.
In addition to the above, we have letters of credit totaling $48.5 million outstanding at the end of the year, and we have recourse for private label credit card receivables transferred to a third party. We record a fair value estimate for losses on these receivables in our financial statements. The total outstanding amount transferred to a third party at the end of the year was approximately $225.7 million.
We have no other off-balance sheet arrangements other than those disclosed in the Contractual Obligations table.
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
Vendor arrangements – Each year, we enter into purchase arrangements with many of our vendors that provide for those vendors to make payments to us if and when certain conditions are met. We generally refer to these arrangements as “vendor programs,” and they typically fall into two broad categories, with some underlying sub-categories. The largest category is volume-based rebates. Generally, our product costs per unit decline as higher volumes of purchases are reached. Many of our vendor agreements provide that we pay higher per unit costs prior to reaching a predetermined milestone, at which time the vendor rebates the per unit differential on past purchases, and also applies the lower cost to future purchases until the next milestone is reached. Current accounting rules provide that companies with a sound basis for estimating their full year purchases, and therefore the ultimate rebate level, can use that estimate to value inventory and cost of goods sold throughout the year. We believe our history of purchases with many vendors provides us with a sound basis for our estimates.
If the anticipated volume of purchases is not reached, however, or if we form the belief at any given point in the year that it is not likely to be reached, cost of goods sold and the remaining inventory balances are adjusted to reflect that change in our outlook. We review sales projections and related purchases against vendor program estimates at least quarterly and adjust these balances accordingly.
The second category of arrangements we have with our vendors is event-based programs. These arrangements can take many forms, including advertising support and specific promotional activities. These advertising arrangements generally are classified as a reduction of product costs, reducing costs of goods sold and inventory.
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
Inventory valuation – Our selling model is predicated on the breadth and availability of our product assortment, and our profitability is impacted by inventory turnover rates. We monitor inventory on hand by location, particularly as it relates to trailing and projected sales trends. When slow moving inventory is identified, or we decide to discontinue merchandise, we review for estimated recoverability and, if necessary, record a charge to reduce the carrying value to our assessment of the lower of cost or market. This assessment is based on the quantity of the merchandise, the rate of sale, and our assessment of market conditions. Additional cost adjustments and sales markdowns will be taken as considered appropriate until the product is sold or otherwise disposed. Estimates and judgments are required in determining what items to stock and at what level, and what items to discontinue and how to value them prior to sale.
Intangible asset testing - Absent any circumstances that warrant testing at another time, we test for goodwill and non-amortizing intangible asset impairment as part of our year-end closing process.
Our goodwill testing consists of comparing the estimated fair values of each of our reporting units to their carrying amounts, including recorded goodwill. We estimate the fair values of each of our reporting units by discounting their projected future cash flows. Developing these future cash flow projections requires us to make significant assumptions and estimates regarding the sales, gross margin and operating expenses of our reporting units, as well as economic conditions and the impact of planned business or operational strategies. Should future results or economic events cause a change in our projected cash flows, or should our operating plans or business model change, future determinations of fair value may not support the carrying amount of one or more of our reporting units, and the related goodwill would need to be written down to an amount considered recoverable. Any such write down would be included in the operating expenses. We recognized goodwill and intangible asset impairments in both 2005 and 2004. While we make reasoned estimates of future performance, actual results below these expectations, or changes in business direction can result in additional impairment charges in future periods.
Closed store reserves and asset impairments – We regularly assess the performance of each retail store against historic patterns and projections of future profitability. These assessments are based on management’s estimates for sales growth, gross margin attainments, and cash flow generation. If, as a result of these evaluations, management determines that a store will not achieve certain targets, we may decide to close the store. When a store is no longer used for operating purposes, we recognize a liability for the remaining costs related to the property, reduced by an estimate of any sublease income. The calculation of this liability requires us to make assumptions and to apply judgment regarding the remaining term of the lease (including vacancy period), anticipated sublease income, and costs associated with vacating the premises. With assistance from independent third parties to assess market conditions, we periodically review these judgments and estimates and adjust the liability accordingly. We adjusted the carrying value of some of these obligations as part of the Charges. Future fluctuations in the economy and the market demand for commercial properties could result in material changes in this liability. Costs associated with facility closures are included in store and warehouse operating expenses.
In addition to the decision about whether or not to close a store, store assets are regularly reviewed for recoverability of their carrying amounts. The recoverability assessment requires judgment and estimates of a store’s future cash flows. New stores may require years to develop a customer base necessary to achieve expected cash flows and we typically do not test for impairment during this early stage. However, if in subsequent periods, the anticipated cash flows of a store cannot support the carrying amount of the store’s assets, an impairment charge is recorded to operations as a component of store and warehouse operating and selling expenses. To the extent that management’s estimates of future performance are not realized, future assessments could result in material impairment charges. As discussed above, the Charges recorded in 2006 and 2005 include significant impairment charges.
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
We file our tax returns based on our best understanding of the appropriate tax rules and regulations. However, complexities in the rules and our operations, as well as positions taken publicly by the taxing authorities may lead us to conclude that accruals for uncertain tax positions are required. We generally maintain accruals for uncertain tax positions until examination of the tax year is completed by the taxing authority, available review periods expire, or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount. The Financial Accounting Standards Board has issued new accounting rules relating to uncertain tax positions that will be applied beginning in the first quarter of 2007.
SIGNIFICANT TRENDS, DEVELOPMENTS AND UNCERTAINTIES
Over the years, we have seen continued development and growth of competitors in all segments of our business. In particular, mass merchandisers and warehouse clubs, as well as grocery and drugstore chains, have increased their assortment of home office merchandise, attracting additional back-to-school customers and year-round casual shoppers. Recently, warehouse clubs have added to their in-store assortment by adding catalogs and Websites from which a much broader assortment of products may be ordered. We also face competition from other office supply superstores that compete directly with us in numerous markets. This competition is likely to result in increased competitive pressures on pricing, product selection and services provided. Many of these retail competitors, including discounters, warehouse clubs, and drug stores and grocery chains, carry basic office supply products. Some of them also have begun to feature technology products. Many of them price certain of these offerings lower than we do, but they have not shown an indication of greatly expanding their somewhat limited product offerings at this time. This trend towards a proliferation of retailers offering a limited assortment of office products is a potentially serious trend in our industry.
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
Interest Rate Risk
We are exposed to the impact of interest rate changes on cash equivalents and debt obligations. The impact on cash and short-term investments held at the end of 2006 from a hypothetical 10% decrease in interest rates would be a decrease in interest income of less than $1 million.

Market risk associated with our debt portfolio is summarized below:

	2006			2005
	Carrying	Fair	Risk	Carrying	Fair	Risk
(Dollars in thousands)	Value	Value	Sensitivity	Value	Value	Sensitivity
$400 million senior notes	$400,489	$410,360	$11,200	$400,595	$417,405	$12,725
Revolving Credit Facility	$64,361	$64,361	$321	$64,996	$64,996	$325
The risk sensitivity of fixed rate debt reflects the estimated increase in fair value from a 50 basis point decrease in interest rates, calculated on a discounted cash flow basis. The sensitivity of variable rate debt reflects the possible increase in interest expense during the next period from a 50 basis point change in interest rates prevailing at year-end.
Foreign Exchange Rate Risk
We conduct business in various countries outside the United States where the functional currency of the country is not the U.S. dollar. Our expansion in Europe in recent years increased our operations in countries with euro and British pound functional currencies. We continue to assess our exposure to foreign currency fluctuation against the U.S. dollar. As of December 30, 2006, a 10% change in the applicable foreign exchange rates would result in an increase or decrease in our operating profit of approximately $16 million.
Although operations generally are conducted in the relevant local currency, we also are subject to foreign exchange transaction exposure when our subsidiaries transact business in a currency other than their own functional currency. This exposure arises primarily from a limited amount of inventory purchases in a foreign currency. The notional amount of foreign exchange forward contracts to hedge certain inventory exposures were $92 million at their highest point during 2006. Also, from time-to-time we enter into foreign exchange forward transaction to protect against possible changes in exchange rates related to scheduled or anticipated cash movements among our operating entities.
Generally, we evaluate the performance of our international businesses by focusing on the “local currency” results of the business, and not with regard to the translation into U.S. dollars, as the latter is impacted by external events.
INFLATION AND SEASONALITY
Although we cannot determine the precise effects of inflation on our business, we do not believe inflation has had a material impact on our sales or the results of our operations. We consider our business to be only somewhat seasonal, with sales in our North American Retail Division slightly lower during the second quarter. Certain working capital components may build and recede during the year reflecting established selling cycles, but we do not consider the Company to be highly-seasonal.
NEW ACCOUNTING STANDARDS
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. While our analysis of the impact this Interpretation is not yet complete, we do not anticipate it will have a material impact on our retained earnings at the time of adoption.
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

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. At December 30, 2006, we have reported approximately $6 million of deferred pension losses in accumulated other comprehensive income as a result of this new pronouncement. We do not expect the remaining elements of this Statement to have a material impact on our financial condition, results of operations, cash flows when adopted
FORWARD-LOOKING STATEMENTS
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
Forward-looking information involves future risks and uncertainties. Much of the information in this report that looks towards future performance of our company is based on various factors and important assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements in this Report. Significant factors that could impact our future results are provided in Item 1A. Risk Factors included in our 2006 Annual Report on Form 10-K. Other risk factors are incorporated into the text of our MD&A, which should itself be considered a statement of future risks and uncertainties, as well as management’s view of our businesses.
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
Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for our 2007 Annual Meeting of Shareholders.
Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the Proxy Statement for our 2007 Annual Meeting of Shareholders.
Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the Proxy Statement for our 2007 Annual Meeting of Shareholders.
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
Item 11. Executive Compensation.
Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for our 2007 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for our 2007 Annual Meeting of Shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information regarding compensation plans under which Office Depot equity securities are authorized for issuance as of December 30, 2006:

	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance
	of outstanding options,	outstanding options,	under equity compensation
	warrants, and rights	warrants and rights	plans
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders:

Long-Term Equity Incentive Plan (including the Long-Term Incentive Stock Plan) (1)	12,384,083	$20.14	10,543,292 (2)
Employee Stock Purchase Plan (ESPP)	Not Applicable	Not Applicable	172,593
Retirement Savings Plans	Not Applicable	Not Applicable	Not Applicable

Equity compensation plans not approved by security holders:
None	—	Not Applicable	—

Total	12,384,083	$20.14	10,715,885

(1)	Outstanding options under the Long-Term Incentive Stock Plan are satisfied with available securities from the Long-Term Equity Incentive Plan.

(2)	As of December 30, 2006, the number of securities remaining available for future issuance has been reduced by approximately 4.4 million shares of restricted stock.
For a description of the equity compensation plans above, see Note H – Employee Benefit Plans included under the heading “Notes to Consolidated Financial Statements.”
Item 13. Certain Relationships and Related Transactions.
Information with respect to such contractual relationships is incorporated herein by reference to the information in the Proxy Statement for our 2007 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services.
Information with respect to principal accounting fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for our 2007 Annual Meeting of Shareholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	The following documents are filed as a part of this report:
1.	The financial statements listed in “Index to Financial Statements.”

2.	The financial statement schedules listed in “Index to Financial Statement Schedule.”

3.	The exhibits listed in the “Index to Exhibits.”

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of February 2007.

OFFICE DEPOT, INC.
By	/s/ STEVE ODLAND
Steve Odland
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 14, 2007.

Signature	Capacity

/s/ STEVE ODLAND Steve Odland	Chief Executive Officer (Principal Executive Officer) and Chairman, Board of Directors

/s/ PATRICIA McKAY Patricia McKay	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JENNIFER MOLINE Jennifer Moline	Senior Vice President and Controller (Principal Accounting Officer)

/s/ LEE A. AULT, III Lee A. Ault, III	Director

/s/ NEIL R. AUSTRIAN Neil R. Austrian	Director

/s/ DAVID W. BERNAUER David W. Bernauer	Director

/s/ ABELARDO E. BRU Abelardo E. Bru	Director

/s/ MARSHA JOHNSON EVANS Marsha Johnson Evans	Director

/s/ DAVID I. FUENTE David I. Fuente	Director

/s/ BRENDA J. GAINES Brenda J. Gaines	Director

/s/ MYRA M. HART Myra M. Hart	Director

/s/ W. SCOTT HEDRICK W. Scott Hedrick	Director

/s/ KATHLEEN MASON Kathleen Mason	Director

/s/ MICHAEL J. MYERS Michael J. Myers	Director

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
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
Based on our assessment, management believes that, as of December 30, 2006, the company’s internal control over financial reporting is effective.
The company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our assessment of the company’s internal control over financial reporting. Their report appears on the following page.

/s/ STEVE ODLAND
Steve Odland
Chairman, Board of Directors and
Chief Executive Officer

/s/ PATRICIA McKAY
Patricia McKay
Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Office Depot, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Office Depot, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 30, 2006 of the Company and our report dated February 12, 2007 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Fort Lauderdale, Florida
February 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Office Depot, Inc.:
We have audited the accompanying consolidated balance sheets of Office Depot, Inc. and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005 and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Office Depot, Inc. and subsidiaries at December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Fort Lauderdale, Florida
February 12, 2007

OFFICE DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$173,552	$703,197
Short-term investments	—	200
Receivables, net of allowances of $32,581 in 2006 and $40,122 in 2005	1,480,316	1,232,107
Inventories, net	1,559,981	1,360,274
Deferred income taxes	124,345	136,998
Prepaid expenses and other current assets	116,931	97,286

Total current assets	3,455,125	3,530,062
Property and equipment, net	1,424,967	1,311,737
Goodwill	1,198,886	881,182
Other assets	491,124	375,544

Total assets	$6,570,102	$6,098,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,561,784	$1,324,198
Accrued expenses and other current liabilities	1,224,565	979,796
Income taxes payable	135,448	117,487
Short-term borrowings and current maturities of long-term debt	48,130	47,270

Total current liabilities	2,969,927	2,468,751
Deferred income taxes and other long-term liabilities	403,289	321,455
Long-term debt, net of current maturities	570,752	569,098
Minority interest	16,023	—
Commitments and contingencies
Stockholders’ equity:
Common stock – authorized 800,000,000 shares of $.01 par value; issued and outstanding shares – 426,177,619 in 2006 and 419,812,671 in 2005	4,262	4,198
Additional paid-in capital	1,700,976	1,517,373
Accumulated other comprehensive income	295,253	140,745
Retained earnings	3,383,202	2,867,067
Treasury stock, at cost – 149,778,235 shares in 2006 and 122,787,210 shares in 2005	(2,773,582)	(1,790,162)

Total stockholders’ equity	2,610,111	2,739,221

Total liabilities and stockholders’ equity	$6,570,102	$6,098,525

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

	2006	2005	2004

Sales	$15,010,781	$14,278,944	$13,564,699
Cost of goods sold and occupancy costs	10,343,141	9,886,921	9,308,560

Gross profit	4,667,640	4,392,023	4,256,139

Store and warehouse operating and selling expenses	3,296,443	3,243,935	3,048,809
Asset impairments	7,450	133,483	11,528
General and administrative expenses	651,696	666,563	665,825
Gain on sale of building	(21,432)	—	—

Operating profit	733,483	348,042	529,977

Other income (expense):
Interest income	9,828	22,204	20,042
Interest expense	(40,830)	(32,380)	(61,108)
Loss on extinguishment of debt	(5,715)	—	(45,407)
Miscellaneous income, net	30,565	23,649	17,729

Earnings before income taxes	727,331	361,515	461,233
Income taxes	211,196	87,723	125,729

Net earnings	$516,135	$273,792	$335,504

Net earnings per share:
Basic	$1.83	$0.88	$1.08
Diluted	1.79	0.87	1.06

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

				Unamortized	Accumulated
	Common	Common	Additional	Value of Long-	Other	Compre-
	Stock	Stock	Paid-in	Term Incentive	Comprehensive	hensive	Retained	Treasury
	Shares	Amount	Capital	Stock Grant	Income (Loss)	Income	Earnings	Stock

Balance at December 27, 2003	398,822,742	$3,988	$1,175,497	$(1,362)	$214,764		$2,257,771	$(903,537)
Comprehensive income:
Net earnings						335,504	335,504
Foreign currency translation adjustment					126,603	126,603
Amortization of gain on hedge					(1,659)	(1,045)

Comprehensive income						$461,062

Acquisition of treasury stock								(65,578)
Grant of long-term incentive stock	105,531	1	1,700	(1,700)
Cancellation of long-term incentive stock	(32,304)		(186)	186
Exercise of stock options (including income tax benefits and withholding)	6,029,546	60	81,695					(400)
Issuance of stock under employee stock purchase plans			(1,114)
Direct Stock Purchase Plans			27					37
Amortization of long-term incentive stock grant				751

Balance at December 25, 2004	404,925,515	4,049	1,257,619	(2,125)	339,708		2,593,275	(969,478)
Comprehensive income:
Net earnings						273,792	273,792
Foreign currency translation adjustment					(197,273)	(197,273)
Amortization of gain on hedge					(1,690)	(1,065)

Comprehensive income						$75,454

Acquisition of treasury stock								(815,236)
Adoption of FAS123R			(2,125)	2,125
Grant of long-term incentive stock	3,676,229	37	(37)					988
Cancellation of long-term incentive stock	(19,167)
Forfeiture of restricted stock			4,491					(4,491)
Exercise of stock options (including income tax benefits and withholding)	11,118,091	111	206,559					(1,984)
Issuance of stock under employee stock purchase plans	112,003	1	969
Direct Stock Purchase Plans			57					39
Amortization of long-term incentive stock grant			49,840

Balance at December 31, 2005	419,812,671	4,198	1,517,373	—	140,745		2,867,067	(1,790,162)
Comprehensive income:
Net earnings						516,135	516,135
Foreign currency translation adjustment					150,112	150,112
Amortization of gain on hedge					(1,659)	(1,659)

Comprehensive income						$664,588

Deferred pension loss					6,055

Acquisition of treasury stock								(983,436)
Grant of long-term incentive stock	287,930	3	(3)
Forfeiture of restricted stock			2					(2)
Exercise of stock options (including income tax benefits and withholding)	5,973,420	60	141,892
Issuance of stock under employee stock purchase plans	103,598	1	2,064
Direct Stock Purchase Plans			51					18
Amortization of long-term incentive stock grant			39,597

Balance at December 30, 2006	426,177,619	$4,262	$1,700,976	$—	$295,253		$3,383,202	$(2,773,582)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2006	2005	2004

Cash flows from operating activities:
Net earnings	$516,135	$273,792	$335,504
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	279,005	268,098	269,166
Charges for losses on inventories and receivables	85,610	92,136	87,927
Net earnings from equity method investments	(27,125)	(23,394)	(16,171)
Compensation expense for share-based payments	39,889	49,328	751
Deferred income tax provision	(8,215)	(109,946)	10,889
Gain on disposition of assets	(23,948)	(7,947)	(3,242)
Facility closure costs and impairment charges	—	47,166	13,263
Asset impairments	7,450	133,483	11,528
Other operating activities	(1,704)	10,563	(4,749)
Changes in assets and liabilities:
(Increase) decrease in receivables	(128,558)	4,397	(150,821)
Increase in inventories	(176,251)	(49,096)	(114,160)
Net (increase) decrease in prepaid expenses and other assets	(23,212)	24,605	(20,615)
Net increase (decrease) in accounts payable, accrued expenses and deferred credits	287,999	(77,315)	226,595

Total adjustments	310,940	362,078	310,361

Net cash provided by operating activities	827,075	635,870	645,865

Cash flows from investing activities:
Purchases of short-term investments	(961,450)	(2,037,015)	(67,975)
Sales of short-term investments	961,650	2,196,962	5,000
Acquisitions, net of cash acquired	(248,319)	—	(7,900)
Capital expenditures	(343,415)	(260,773)	(391,222)
Acquisition of properties held for sale	—	—	(19,570)
Proceeds from disposition of assets and deposits received	105,036	48,629	55,061
Other	1,345	—	—

Net cash used in investing activities	(485,153)	(52,197)	(426,606)

Cash flows from financing activities:
Net proceeds from exercise of stock options and sale of stock under employee stock purchase plans	101,034	175,898	70,592
Tax benefit from employee share-based exercises	43,355	23,024	—
Acquisition of treasury stock under approved repurchase plans	(970,640)	(815,236)	(65,578)
Treasury stock additions from employee related plans	(12,796)	—	—
Proceeds from issuance of borrowings	8,494	24,490	—
Payments on long- and short-term borrowings	(58,545)	(38,901)	(11,491)
Redemption of notes	—	—	(250,000)

Net cash used in financing activities	(889,098)	(630,725)	(256,477)

Effect of exchange rate changes on cash and cash equivalents	17,531	(43,478)	40,056

Net (decrease) increase in cash and cash equivalents	(529,645)	(90,530)	2,838
Cash and cash equivalents at beginning of period	703,197	793,727	790,889

Cash and cash equivalents at end of period	$173,552	$703,197	$793,727

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business: Office Depot, Inc. (“Office Depot”) is a global supplier of office products and services under the Office Depot® brand and other proprietary brand names. We sell to customers in 42 countries throughout North America, Europe, Asia and Latin America either through wholly-owned entities, majority-owned entities or other ventures covering 34 countries, and through alliances in an additional 8 countries.
Basis of Presentation: The consolidated financial statements of Office Depot and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany transactions have been eliminated in consolidation. During 2006, we acquired majority, but not complete, ownership in entities in South Korea and China and increased our investment to a controlling position in an entity in Israel. Those entities have been consolidated since the date of acquisition with minority interest presented for the portion we do not own. We also participate in a joint venture selling office products and services in Mexico and Central America that is accounted for using the equity method with their results presented in miscellaneous income, net in the Consolidated Statements of Earnings.
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
Monetary assets and liabilities denominated in a currency other than a consolidated entity’s functional currency result in transaction gains or losses from the remeasurement at spot rates at the end of the period. Foreign currency gains and losses that relate to non-operational accounts, such as cash and investments, are recorded in miscellaneous income, net in the Consolidated Statements of Earnings. Foreign currency gains and losses on operational accounts, such as receivables and payables, are included as a component of operating expenses, though historically these amounts have been immaterial.
Cash Equivalents: All short-term highly liquid securities with maturities of three months or less from the date of acquisition are classified as cash equivalents.
Short-term Investments: We held no short-term investments at December 30, 2006. When held, investments in debt and auction rate securities were classified as available-for-sale and reported at fair market value, based on quoted market prices using the specific identification method. Interest earned on these funds was used to purchase additional units. The historical cost and fair value of this investment was $0.2 million at December 31, 2005.
Receivables: Trade receivables, net, totaled $971.0 million and $766.5 million at December 30, 2006 and December 31, 2005, respectively. An allowance for doubtful accounts has been recorded to reduce receivables to an amount expected to be collectible from customers. The allowance recorded at December 30, 2006 and December 31, 2005 was $32.6 million and $40.1 million, respectively. Receivables generated through a private label credit card program are transferred to financial services companies, a portion of which have recourse to Office Depot. The estimated fair value liability associated with risk of loss is included in accrued expenses.
Our exposure to credit risk associated with trade receivables is limited by having a large customer base that extends across many different industries and geographic regions. However, receivables may be adversely affected by an economic slowdown in the U.S. or internationally. No single customer accounted for more than 5% of our total sales in 2006, 2005 or 2004.
Other receivables are $509.3 million and $465.6 million as of December 30, 2006 and December 31, 2005, respectively, of which $459.4 million and $388.2 million are amounts due from vendors under purchase rebate, cooperative advertising and various other marketing programs. These vendor receivables are net of collection allowances of $20.2 million and $19.4 million at December 30, 2006 and December 31, 2005, respectively.

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
U.S. income taxes have not been provided on the remaining undistributed earnings of foreign subsidiaries, which were approximately $1,377.9 million as of December 30, 2006. We have reinvested such earnings overseas in foreign operations indefinitely and expect that future earnings will also be reinvested overseas indefinitely.
Property and Equipment: Property and equipment additions are recorded at cost. Depreciation and amortization is recognized over their estimated useful lives using the straight-line method. The useful lives of depreciable assets are estimated to be 15-30 years for buildings and 3-10 years for furniture, fixtures and equipment. Computer software is amortized over three years for common office applications, five years for larger business applications and 7-10 years for certain enterprise-wide systems. Leasehold improvements are amortized over the shorter of the terms of the underlying leases or the estimated economic lives of the improvements.
Goodwill and Other Intangible Assets: Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. Accounting rules require that we test at least annually for possible goodwill impairment. Unless conditions warrant earlier action, we perform our test in the fourth quarter of each year using a discounted cash flow analysis that requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. During 2005, we recognized an impairment charge of $41 million related to goodwill and certain intangible assets held in our Tech Depot subsidiary. A goodwill impairment charge of $12 million was recognized in 2004 related to our investment in Japan. These charges are included in Asset impairments in the Consolidated Statements of Earnings.
We amortize the cost of other intangible assets over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are reviewed at least annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. Unless conditions warrant earlier action, intangible assets with indefinite lives are tested annually for impairment during the fourth quarter and written down to fair value as required. During 2005, an impairment charge of approximately $9.5 million was recorded following a change in the estimated useful life of a trade name; the charge is included in Asset impairment in the Consolidated Statements of Earnings. See Note B for information related to goodwill and intangible asset impairment charges recognized in 2005.
Impairment of Long-Lived Assets: Long-lived assets are reviewed for possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is assessed at the location level, considering the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized based on the estimated fair value of the asset less its carrying value and any costs of disposition. Impairment losses of $2.3 million, $3.4 million and $3.9 million were recognized in 2006, 2005 and 2004, respectively, relating to certain under-performing retail stores. Additionally, see Note B for discussion of material asset impairment charges recognized in 2005 and additional charges recognized in 2006.
Facility Closure Costs: We regularly review store performance against expectations and close stores not meeting our investment requirements. Costs associated with store or other facility closures, principally lease cancellation costs, are recognized when the facility is no longer used in an operating capacity or when a liability has been incurred. Store assets are also reviewed for possible impairment, or reduction of estimated useful lives.
Accruals for facility closure costs are based on the future commitments under contracts, adjusted for anticipated sublease and termination benefits. During 2005, we recorded a charge of $23.2 million relating to leases on retail stores closed as part of a company-wide business review and an additional charge of $28.4 million to terminate certain existing commitments and to adjust the remaining commitments to current market values. During 2006, we recognized a $4 million charge based on our transfer to an unrelated third party of risks associated with disposition activities for additional properties. See Note B for related information. The accrued balance relating to our future commitments under operating leases for our closed stores was $49.8 million and $69.1 million at December 30, 2006 and December 31, 2005, respectively.

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
Notes Payable: The fair value of the senior notes was determined based on quoted market prices.
Interest Rate Swaps and Foreign Currency Contracts: The fair values of our interest rate swaps and foreign currency contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current interest and exchange rates. There were no swap agreements in place at the end of 2006.
There were no significant differences between the carrying values and fair values of the financial instruments as of December 30, 2006 and December 31, 2005, except as disclosed below:

	2006		2005
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value
$400 million senior notes	$400,489	$410,360	$400,595	$417,405
Accounting for Stock-Based Compensation: During the third quarter 2005, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123R”) using the modified prospective method.
Prior to our FAS 123R adoption, we applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) when accounting for stock-based employee compensation. Under these rules, the value of certain awards, such as our restricted stock programs, has been included as an expense over the award’s vesting period. Our stock option awards, however, were granted with exercise prices equal to the grant date share price resulting in no compensation expense under APB 25.
Had compensation cost for awards under our stock-based compensation plans been determined using the fair value method prescribed by Statement of Financial Accounting Standard (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended, we would have recognized additional compensation expense. The previously-disclosed pro forma effects are presented below. The pro forma amounts for 2005 reflect the impact for the first six months of the year, prior to the adoption of FAS123R.

(In thousands, except per share amounts)	2005	2004

Net earnings:
As reported	$273,792	$335,504
Pro forma	270,557	315,960
Basic earnings per share:
As reported	$0.88	$1.08
Pro forma	0.87	1.01
Diluted earnings per share:
As reported	$0.87	$1.06
Pro forma	0.86	1.00
With our adoption of FAS 123R, we decided to use both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant. We will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate for us, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. We have previously estimated forfeitures in our expense calculation for pro forma footnote disclosure and no change in that methodology was made upon adoption of FAS 123R.

Accrued Expenses: Included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets are accrued payroll-related amounts of approximately $250 million and $220 million at December 30, 2006 and December 31, 2005, respectively.
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
Shipping and Handling Fees and Costs: Income generated from shipping and handling fees is classified as revenues for all periods presented. Freight costs incurred to bring merchandise to stores and warehouses are included as a component of inventory and costs of goods sold. Freight costs incurred to ship merchandise to customers are recorded as a component of store and warehouse operating and selling expenses. Shipping costs, combined with warehouse handling costs, totaled $920.9 million in 2006, $905.6 million in 2005 and $911.3 million in 2004. We have been evaluating our presentation of shipping and handling costs in operating expenses and have conformed prior year presentation to the current view of such costs. If we conclude in a future period that presentation in cost of sales is preferable, we will recast prior periods for meaningful comparison.
Advertising: Advertising costs are charged either to expense when incurred or, in the case of direct marketing advertising, capitalized and amortized in proportion to the related revenues.
We participate in cooperative advertising programs with our vendors in which they reimburse us for a portion of our advertising costs. We classify such reimbursements as a reduction of the costs of our inventory and cost of goods sold. Advertising expense recognized was $575.3 million in 2006, $549.6 million in 2005 and $571.5 million in 2004.
Pre-opening Expenses: Pre-opening expenses related to opening new stores and warehouses or relocating existing stores and warehouses are expensed as incurred and included in store and warehouse operating and selling expenses.
Self-Insurance: Office Depot is primarily self-insured for workers’ compensation, auto and general liability and employee medical insurance programs. Self-insurance liabilities are based on claims filed and estimates of claims incurred but not reported. These liabilities are not discounted.
Comprehensive Income: Comprehensive income represents the change in stockholders’ equity from transactions and other events and circumstances arising from non-stockholder sources. Comprehensive income consists of net earnings, foreign currency translation adjustments, realized or unrealized gains (losses) on investment securities that are available-for-sale, deferred pension gains and losses and elements of qualifying cash flow hedges, net of applicable income taxes. As of December 30, 2006, our Consolidated Balance Sheet reflected Accumulated other comprehensive income in the amount of $295.3 million, which consisted of $278.2 million in foreign currency translation adjustments, $11.0 million in unamortized gain on hedge and $6.1 million in deferred pension loss.
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
Vendor Arrangements: We enter into arrangements with many of our vendors that entitle us to a partial refund of the cost of merchandise purchased during the year, or payments for reimbursement of certain costs we incur to advertise or otherwise promote their product. The volume-based rebates, supported by a vendor agreement, are estimated throughout the year and reduce the cost of inventory and cost of goods sold during the year. This estimate is regularly monitored and adjusted for current or anticipated changes in purchase levels and for sales activity. Other promotional rebates are generally event-based and are recognized as a reduction of cost of goods sold or inventory, as appropriate based on the type of promotion and the agreement with the vendor.
Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentation.

New Accounting Standards: In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. While our analysis of the impact this Interpretation is not yet complete, we do not anticipate it will have a material impact on our retained earnings at the time of adoption.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on our financial position, results of operations or cash flows.
The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, and modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. At December 30, 2006, we have reported approximately $6 million of deferred pension losses in accumulated other comprehensive income as a result of this new pronouncement. We do not expect the remaining elements of this Statement to have a material impact on our financial condition, results of operations or cash flows when adopted.
NOTE B – ASSET IMPAIRMENTS, EXIT COSTS AND OTHER CHARGES
During the third quarter of 2005, we announced a number of material charges relating to asset impairments, exit costs and other operating decisions (the “Charges”). This announcement followed a wide-ranging assessment of assets and commitments which began in the second quarter of 2005. Through the end of 2006, we had recorded $345 million of Charges, with $282 million recognized in 2005 and $63 million in 2006. Expenses associated with future activities will be recognized as the individual plans are implemented and the related accounting recognition criteria are met. As with any estimate, the amounts may change when expenses are incurred.
These business reviews were performed at a Division level and initially we reported the charges associated with these activities as a component in determining Division operating profit. The financial information used by our management to assess performance of the Divisions for the purpose of resource allocation now excludes the Charges. We believe this measure is an appropriate and useful indicator of the effectiveness of current management activities. Accordingly, we have revised our measure of Division operating profit for external reporting purposes and now report on the Charges at a corporate level. Prior period Division operating profit has been recast to conform to the current presentation.
A summary of the Charges and the line item presentation of these amounts in our accompanying Consolidated Statement of Earnings is as follows.

	2006	2005
(Dollars in millions)	Amounts	Amounts

Cost of goods sold and occupancy costs	$1	$20
Store and warehouse operating and selling expenses	37	109
Asset impairments	7	133
General and administrative expenses	18	20

Total pre-tax Charges	$63	282
Of the $282 million pre-tax charge recognized in 2005, approximately $133 million related to asset impairments, approximately $72 million of exit costs and approximately $77 million of costs associated with termination agreements relating to contracts and surplus leases, accelerated amortization of software and depreciation of assets based on changes in estimated useful lives and the write off of certain property and inventory no longer used or useful based on this business review.
The asset impairment charge of $133 million included $83 million related to certain former Kids “R” Us (“KRU”) retail store locations acquired in 2004 from Toys “R” Us, Inc. The performance of many of these locations did not meet initial projections to recover the initial asset base that included amounts paid to facilitate a quick entry into certain markets. We also recognized a $41 million goodwill and other intangible asset charge related to our Tech Depot subsidiary. A change in market conditions for technology products and a shift in that subsidiary’s emphasis resulted in lowering our projected cash flows and goodwill was written down to estimated fair value. Also, as part of this business review and to streamline operations, we decided to migrate customers from the Guilbert trade name to Office Depot. The existing trade name intangible asset was tested for impairment and written down approximately $9 million to the amount that we estimated to be recoverable over the one-year migration plan.
The KRU, Tech Depot and trade name impairment charges are combined in the Consolidated Statement of Earnings on the line item titled “Asset impairments.” Following the fourth quarter review of goodwill and intangible assets in 2004, we recognized a goodwill impairment charge of approximately $12 million related to our investment in Japan. Because of its nature, that charge has been presented on this same line for comparative purposes, but was not part of the Charges.
In addition to these significant asset impairment charges, we also recognized significant charges related to exit and other activities. The total exit and other charges recorded in 2005 and anticipated for future periods will be discussed below, as well as where the Charges appear in the Consolidated Statement of Earnings.
We decided to close 25 retail stores (16 in North America and nine internationally), three warehouses (two in North America and one internationally) and consolidate certain international call center and contract operations. Accordingly, we recognized approximately $72 million of charges for future lease obligations, severance-related costs, accelerated depreciation, asset write offs and inventory clearance and disposal. Of this total, approximately $8 million of inventory-related costs were recognized in cost of goods sold, approximately $61 million in operating and selling expenses and approximately $3 million in general and administrative expenses.
In addition to these exit costs, we recognized approximately $77 million of other charges. We terminated certain contractual agreements and adjusted surplus lease property accruals, wrote down and accelerated depreciation on assets based on a decrease in their expected use and accelerated inventory clearance activity in preparation of implementation of a new inventory management system. Of this total, approximately $12 million was presented as a charge in cost of goods sold, approximately $48 million in operating and selling expenses and approximately $17 million in general and administrative expenses.
During 2006, an additional $63 million associated these projects was recognized as the previously-identified plans were implemented and the related accounting recognition criteria were met. These projects primary related to consolidating and streamlining activities and resulted in charges for severance-related expenses, accelerated depreciation and amortization and other expenses. Of this total, approximately $1 million was recognized in cost of goods sold, $7 million as additional KRU store impairments, approximately $37 million in store and warehouse operating and selling expenses and $18 million in general and administrative expenses. The operating expense categories are presented in the table below. Some of these activities, such as planned facility closings, will extend into 2007 and 2008. The costs associated with these activities will be recognized in future periods as incurred, or in the case of asset utilization, over the period of remaining estimated useful life.
Exit cost accruals and other Charges related to activities described above are as follows:

	Beginning	Charges	Cash	Non-cash		Ending
(Dollars in millions)	Balance	Incurred	Payments	settlements	Adjustments	Balance

2006
One-time termination benefits	$6	$22	$(21)	$—	$—	$7
Asset write offs and accelerated depreciation	—	28	—	(28)	—	—
Lease and contract obligations	23	9	(12)	—	2	22
Other associated costs	2	4	(2)	(2)	—	2

Total	$31	$63	$(35)	$(30)	$2	$31

2005
One-time termination benefits	$—	$11	$(5)	$—	$—	$6
Asset write offs and accelerated depreciation	—	25	—	(25)	—	—
Lease and contract obligations	—	28	(5)	—	—	23
Other associated costs	—	8	—	(6)	—	2

Total	$—	$72	$(10)	$(31)	$—	$31

NOTE C – PROPERTY AND EQUIPMENT
Property and equipment consisted of:

	December 30,	December 31,
(Dollars in thousands)	2006	2005

Land	$101,442	$104,153
Buildings	297,438	317,292
Leasehold improvements	1,014,814	919,547
Furniture, fixtures and equipment	1,513,137	1,386,415

	2,926,831	2,727,407
Less accumulated depreciation	(1,501,864)	(1,415,670)

Total	$1,424,967	$1,311,737

Depreciation expense was $245.9 million, $252.3 million and $248.4 million in 2006, 2005 and 2004, respectively. The 2006 and 2005 amounts do not include accelerated depreciation related to the Charges discussed in Note B.
The above table of property and equipment includes assets held under capital leases as follows:

	December 30,	December 31,
(Dollars in thousands)	2006	2005

Buildings	$112,544	$72,177
Furniture, fixtures and equipment	29,560	51,784

	142,104	123,961
Less accumulated depreciation	(38,141)	(40,891)

Total	$103,963	$83,070

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The components of goodwill by segment are listed below:

	December 30,	December 31,
(Dollars in thousands)	2006	2005

Goodwill:
North American Retail Division	$1,961	$1,952
North American Business Solutions Division	359,417	190,532
International Division	837,508	688,698

Total	$1,198,886	$881,182

The increase in goodwill during 2006 reflects approximately $249 million from the acquisitions addressed in Note M, as well as the impact of changes in foreign currency exchange rates. While asset and liability valuations are substantially complete for the 2006 acquisitions, goodwill may increase or decrease through 2007 as certain amounts are finalized. Additionally, a purchase price adjustment may reduce goodwill in a future period through 2008.
Other Intangible Assets
Indefinite-lived intangible assets related to acquired trade names were $61.6 million and $55.4 million, at December 30, 2006 and December 31, 2005, respectively, and are included in other assets in the Consolidated Balance Sheets. The change in this balance during 2006 results from change in foreign currency rates. Indefinite-lived intangible assets are not subject to amortization. However, during 2005, we adopted a plan to phase out the Guilbert trade name in France. As a result of this change in anticipated use, the useful life of the trade name changed from indefinite to finite. Concurrent with the adoption of this plan, we tested the asset for impairment which resulted in the recognition of an impairment charge of $9.5 million during the fourth quarter of 2005. This charge is included in the asset impairments line in the Consolidated Statements of Earnings.

Amortizing intangible assets, which are included in other assets in the Consolidated Balance Sheets, include the following:

(Dollars in thousands)	December 30, 2006		December 31, 2005
	Gross	Accumulated	Gross	Accumulated
	Carrying Value	Amortization	Carrying Value	Amortization
Customer lists	$98,155	$(57,583)	$63,481	$(39,437)
Other	2,600	(406)	4,599	(4,515)

Total	$100,755	$(57,989)	$68,080	$(43,952)

In conjunction with our 2006 acquisitions, we have recorded $31.4 million of amortizing intangible assets. Our valuation of intangible assets is not yet complete on all 2006 acquisitions. These assets, primarily customer lists, are being amortized over four to eleven years, with a weighted average of 10 years.
Amortization of intangible assets was $13.6 million in 2006, $13.4 million in 2005 and $19.3 million in 2004 (at average foreign currency exchange rates).
Estimated future amortization expense related to finite-lived intangible assets at December 30, 2006 exchange rates is as follows:

(Dollars in millions)	December 30, 2006

2007	$13,226
2008	7,328
2009	3,195
2010	2,789
2011	2,545
NOTE E –DEBT
The debt components consisted of the following:

	December 30,	December 31,
(Dollars in thousands)	2006	2005

Short-term borrowings and current maturities of long-term debt:
Short-term borrowings	$28,308	$23,698
Capital lease obligations	8,064	12,107
Other	11,758	11,465

	$48,130	$47,270

Long-term debt, net of current maturities:
Revolving credit facility	$64,361	$64,996
$400 million senior notes	400,489	400,595
Capital lease obligations	105,902	83,149
Other	—	20,358
—
	$570,752	$569,098

In September 2005, we modified and extended to April 2010 our $750 million 5-year unsecured multi-currency revolving credit facility which includes up to $350 million available for standby and trade letters of credit. Upon mutual agreement, the maximum borrowing may be increased to $1 billion. The agreement provides borrowings up to the total amount in U.S. dollars, British pounds, euro, or yen. We may elect interest periods of one, two, three, six, nine or twelve months. Interest is based on the London Interbank Offering Rate (“LIBOR”) or yen-LIBOR-based rate as appropriate, plus a spread determined at the time of usage. Based on current credit ratings, borrowings include a spread of 0.475%. The effective interest rate on yen borrowings at the end of 2006 was 1.1%. At December 30, 2006, we had approximately $589.0 million of available credit under our revolving credit facility that includes coverage of $96.8 million outstanding letters of credit. We had an additional $48.5 million of letters of credit outstanding under separate agreements.

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
In December 2004, we redeemed the entire issue of our $250 million senior subordinated notes, pursuant to the optional redemption provisions of the subordinated notes indenture. The payment of approximately $302 million included the principal, accrued interest to the termination date, and contractual interest, discounted at the appropriate U.S. Treasury rate plus 50 basis points. The redemption resulted in a fourth quarter 2004 charge of $45.4 million which included the make whole payment, write off of deferred issuance costs, and the previously deferred gain related to the interest rate swap. Additionally, we also entered into a lease agreement on a new facility in the surrounding area. The new facility is expected to be completed before the end of 2008. This arrangement will be a recorded as a capital lease when the property is substantially complete.
In December 2006, we sold our corporate campus and entered into a short-term leaseback. Coincident with the sale, we paid $22.2 million to settle the mortgage securing one of the buildings. The total payment of approximately $28 million included the principal, accrued interest to the termination date and the contractual prepayment consideration. Approximately $5.7 million is presented as loss on extinguishment of debt on the Consolidated Statements of Earnings. That mortgage had been assumed in 2005 under conversion of a previously capitalized lease agreement.
We are in compliance with all restrictive covenants included in the above debt agreements.
Aggregate annual maturities of long-term debt and capital lease obligations are as follows:

(Dollars in thousands)	December 30, 2006

2007	$56,091
2008	13,531
2009	11,994
2010	76,040
2011	11,109
Thereafter	535,045

Total	703,810
Less amount representing interest on capital leases	(84,927)

Total	618,882

Less current portion	(48,130)

Total long-term debt	$570,752

NOTE F — INCOME TAXES
The income tax provision related to earnings from continuing operations consisted of the following:

(Dollars in thousands)	2006	2005	2004

Current:
Federal	$179,779	$150,303	$90,606
State	21,531	12,358	5,754
Foreign	18,103	35,008	18,480
Deferred :
Federal	2,559	(68,881)	5,013
State	4,032	(13,734)	1,327
Foreign	(14,808)	(27,331)	4,549

Total provision for income taxes	$211,196	$87,723	$125,729

The components of earnings before income taxes consisted of the following:

(Dollars in thousands)	2006	2005	2004

North America	$558,240	$226,413	$232,561
International	169,091	135,102	228,672

Total	$727,331	$361,515	$461,233

The tax-effected components of deferred income tax assets and liabilities consisted of the following:

	December 30,	December 31
(Dollars in thousands)	2006	2005

Self-insurance accruals	$22,799	$24,650
Inventory	18,668	26,480
Vacation pay and other accrued compensation	35,536	48,170
Reserve for bad debts	5,786	7,318
Reserve for facility closings	19,536	25,215
Accrued rebates	22,417	10,259
Deferred rent credit	71,481	56,585
Foreign and state net operating loss carryforwards	362,233	304,240
State credit carryforwards, net of Federal benefit	10,426	8,835
Other items, net	49,332	23,710

Gross deferred tax assets	618,214	535,462
Valuation allowance	(330,057)	(288,349)

Deferred tax assets	288,157	247,113

Basis difference in fixed assets	19,795	8,776
Intangibles	35,443	21,732
Other items, net	12,557	8,084

Deferred tax liabilities	67,795	38,592

Net deferred tax assets	$220,362	$208,521

As of December 30, 2006, we had approximately $1.0 billion of foreign and $660.7 million of state net operating loss carryforwards. Of the foreign carryforwards, $755.6 million can be carried forward indefinitely, $13.0 million will expire in 2007, and the balance will expire between 2008 and 2026. Of the state carryforwards, $20.6 million will expire in 2007, and the balance will expire between 2008 and 2026. The valuation allowance has been developed to reduce our deferred asset to an amount that is more likely than not to be realized, and is based upon the uncertainty of the realization of certain foreign and state deferred assets related to net operating loss carryforwards.
The following is a reconciliation of income taxes at the Federal statutory rate to the provision for income taxes:

(Dollars in thousands)	2006	2005	2004
Federal tax computed at the statutory rate	$254,566	$126,530	$161,432
State taxes, net of Federal benefit	14,694	7,428	6,289
Foreign income taxed at rates other than Federal	(53,762)	(15,404)	(27,015)
Repatriation of foreign earnings	—	5,204	11,540
Increase (reduction) in valuation allowance	2,010	(6,042)	(11,295)
Settlement of tax audits	(3,875)	(25,682)	(12,355)
Change in accrual estimates relating to uncertain tax positions	(923)	(1,444)	(4,418)
Other items, net	(1,514)	(2,867)	1,551

Provision for income taxes	$211,196	$87,723	$125,729

In accordance with provisions of the American Jobs Creation Action of 2004, we recognized income tax charges of $11.5 million in 2004 and $5.2 million in 2005, related to the repatriation of $400 million of foreign earnings.

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
In connection with the adoption of FAS 123R, we have elected to calculate our pool of excess tax benefits under the alternative, or “short-cut” method. At adoption, this pool of benefits was approximately $55.3 million and was $102.2 million as of December 30, 2006. This pool may increase in future periods if tax benefits realized are in excess of those based on grant date fair values of share-based payments and is available to absorb future tax deficiencies determined for financial reporting purposes under provisions of FAS 123R.
NOTE G — COMMITMENTS AND CONTINGENCIES
Operating Leases: We lease retail stores and other facilities and equipment under operating lease agreements that expire in various years through 2032. In addition to minimum rentals, there are certain executory costs such as real estate taxes, insurance and common area maintenance on most of our facility leases. Many lease agreements contain tenant improvement allowances, rent holidays, and/or rent escalation clauses. For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we enter the space and begin to make improvements in preparation for intended use.
We recognize a deferred rent liability for tenant improvement allowances and rent holidays and amortize these amounts over the terms of the related leases as a reduction of rent expense. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, we record minimum rental expenses on a straight-line basis over the terms of the leases.
Certain leases contain provisions for additional rent to be paid if sales exceed a specified amount, though such payments have been immaterial during the years presented.
The table below shows future minimum lease payments due under non-cancelable leases as of December 30, 2006. These minimum lease payments include facility leases that were accrued as store closure costs.

(Dollars in thousands)
2007	$502,955
2008	457,567
2009	409,740
2010	370,647
2011	334,418
Thereafter	2,383,357

4,458,684
Less sublease income	(64,602)

$4,394,082

Rent expense, including equipment rental, was $477.8 million, $444.8 million and $443.7 million in 2006, 2005, and 2004, respectively. Rent expense was reduced by sublease income of $3.2 million in 2006, $3.6 million in 2005 and $2.9 million in 2004.
Guarantee of Private Label Credit Card Receivables: Office Depot has private label credit card programs that are managed by a third-party financial services company. We act as the guarantor of all loans between our commercial customers and the financial services company. The difference between the transfer amount and the amount received is recognized in store and warehouse operating and selling expense. Maximum exposure to off-balance sheet credit risk is represented by the outstanding balance of private label credit card receivables, less reserves held by the financial services company which we fund. At December 30, 2006, the outstanding balance of credit card receivables sold was approximately $225.7 million. The estimated fair value liability associated with risk of loss is included in accrued expenses.

Legal Matters: During 2006, we recorded a charge in anticipation of settling a case styled Birch et al. v. Office Depot, Inc. pending in United States District Court in San Diego, CA. This case was brought as a class action by certain current and former employees of the company, alleging that they and other current and former employees were not properly compensated for meal breaks and rest breaks in accordance with California law. Without admitting any liability, during 2007, the company has agreed in principle to settle this matter in full for a total payment of approximately $16 million. The parties are working to secure court approval of the settlement. The charge related to this settlement is included in General and administrative expenses in the Consolidated Statements of Earnings.
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
NOTE H — EMPLOYEE BENEFIT PLANS
Long-Term Equity Incentive Plan
The company’s board of directors has approved a new Long-Term Incentive Plan and that Plan is subject to stockholder approval during 2007. During 2006, the company operated under the Long-Term Equity Incentive Plan, which was approved by Office Depot’s stockholders and became effective October 1, 1997. This plan provides for the grants of stock options, restricted stock, performance-based and other equity-based incentive awards to directors, officers and key employees. Under this plan, stock options must be granted at an option price that is greater than or equal to the market price of the stock on the date of the grant. If an employee owns 10% or more of Office Depot’s outstanding common stock, the option price must be at least 110% of the market price on the date of the grant. Options granted under this plan become exercisable from one to five years after the date of grant, provided that the individual is continuously employed with the company. All options granted expire no more than 10 years following the date of grant.
Long-Term Incentive Stock Plan
A summary of the activity in our stock option plans for the last three years is presented below.

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	16,806,110	$17.20	26,109,787	$16.04	29,452,938	$14.89
Granted	1,970,274	33.73	3,757,200	20.82	5,483,750	17.53
Canceled	(540,238)	18.94	(1,806,751)	17.74	(2,792,564)	16.60
Exercised	(5,852,063)	16.45	(11,254,126)	15.63	(6,034,337)	11.56

Outstanding at end of year	12,384,083	$20.14	16,806,110	$17.20	26,109,787	$16.04

The weighted average fair values of options granted during 2006, 2005, and 2004 were $11.49, $7.24, and $4.43, respectively, using the following weighted average assumptions for grants:
•	Risk-free interest rates of 4.64% for 2006, 3.8% for 2005, and 2.64% for 2004

•	Expected lives of 5.0, 5.0 and 4.5 years for 2006, 2005, 2004, respectively

•	A dividend yield of zero for all three years

•	Expected volatility ranging from 27% to 31% for 2006, 30% to 32% for 2005, and 35% for 2004

The following table summarizes information about options outstanding at December 30, 2006.

		Options Outstanding			Options Exercisable
			Weighted Average	Weighted
			Remaining	Average		Weighted
Range of		Number	Contractual Life (in	Exercise	Number	Average
Exercise Prices		Outstanding	years)	Price	Exercisable	Exercise Price
$4.43-	$6.64	8,568	3.5	$6.19	8,568	$6.19
6.65-	9.97	564,999	3.9	8.75	564,999	8.75
9.98-	14.96	1,614,934	3.6	11.51	1,548,434	11.51
14.97-	22.45	6,465,014	4.6	18.04	4,050,394	18.00
22.46-	45.00	3,730,568	6.2	29.28	914,697	24.81

$4.43-	$45.00	12,384,083	4.9	$20.14	7,087,092	$16.71

As of December 30, 2006, there was approximately $25.8 million of total stock-based compensation expense not yet recognized relating to non-vested awards granted under our option plans as calculated under SFAS 123R. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 1.75 years. The number of exercisable shares was 7.1 million shares of common stock at December 30, 2006, 9.8 million shares of common stock at December 31, 2005 and 16.9 million shares of common stock at December 25, 2004.
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
Our employee share-based awards are generally issued in the first quarter of the year. In 2006, we granted approximately 0.3 million shares of time-based restricted stock to certain company officers. The weighted average fair value of $33.13 for these awards was based on the grant date market price. As of December 30, 2006, none of these shares have vested. Shares under the 2006 grant vest over a three year period.
In 2005, we granted approximately 2.4 million shares of performance-based restricted stock to employees as part of a multi-year incentive program. The shares were valued based on the grant date market price of $18.09 per share. The performance conditions were tied to meeting or exceeding earnings targets. Restrictions on approximately 1.0 million of shares were lifted in 2005 as target performance conditions were met. Approximately 0.5 million shares have been forfeited. The performance condition on the remaining 0.9 shares were satisfied in 2006 and the associated restrictions lifted. Additionally during 2005, approximately 1.3 million shares of time-based and certain performance-based restricted stock were granted to company officers under a retention program, as well as for newly-hired associates. The weighted average fair value of $18.69 per share for these awards was based on the grant date market price. Restrictions have been lifted on approximately 0.9 million shares and approximately 0.3 million shares remain under restriction. Additionally, approximately 0.1 million shares from prior year awards remain outstanding but restricted at December 30, 2006 and are subject to time vesting arrangements. Restricted stock issued under this plan may have vesting periods of up to four years from the date of grant. Compensation expense is generally recognized on a straight-line basis over the vesting period, but may be accelerated if lifting of restriction is based on satisfaction of a performance condition and the condition is deemed probable of being met.
In 2002, stockholders approved an amendment to the Long-Term Equity Incentive Plan allowing the compensation committee of the board of directors to grant performance-based shares to our senior executives and directors. Grants of market-based awards were provided to certain senior executives and directors in 2002, 2003 and 2004, each with a three-year earning period of company performance compared to a peer group. Compensation expense based on the estimated fair value of these grants has been included in the share-based compensation pro forma disclosure prior to the adoption of FAS 123R and as a component of operating expenses following adoption. The performance conditions of 2002 grants were not met and the awards expired at the end of the measurement period. During 2005, 172,875 performance-based shares were earned under the 2003 grants. During 2006, 121,500 performance-based shares were earned under the 2004 grants. No grants remain outstanding under this program.

Employee Stock Purchase Plan
The Employee Stock Purchase Plan, which was approved by Office Depot’s stockholders, permits eligible employees to purchase our common stock at 85% of its fair market value. Following adoption of FAS 123R, compensation expense is recognized for the difference between employee cost and fair value. Share needs associated with this plan are generally satisfied through open market purchases; however, we are authorized to issue up to 172,593 shares under this plan.
Retirement Savings Plans
The Office Depot, Inc. Retirement Savings Plan (401(k) Plan), which was approved by the board of directors, allows eligible employees to contribute a percentage of their salary, commissions and bonuses, up to $15,000 in 2006, to the plan on a pretax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The 401(k) Plan was amended effective January 1, 2005 to increase the maximum deferral percentage from 18% to 50% of eligible compensation. Employer matching contributions are equivalent to 50% of the first 6% of an employee’s contributions and are subject to the limits of the plan. The 401(k) Plan was amended effective July 1, 2005 to allow employer matching contributions made on or after this date to be allocated and invested in the same manner as the participants’ pre-tax contributions. Prior company matching contributions of Office Depot Common Stock were allocated, in accordance with participant’s elections, into other investment alternatives. The plan also allows for a discretionary matching contribution in addition to the normal match if approved by the board of directors. Office Depot also sponsors the Office Depot, Inc. Non-Qualified Deferred Compensation Plan that permits eligible employees who are limited in the amount they can contribute to the 401(k) Plan to alternatively defer a portion of their salary, commissions and bonuses up to maximums specified in this plan. Employer matching contributions to the Deferred Compensation Plan are allocated to investment alternatives selected by the participants. During 2006, 2005, and 2004, $14.1 million, $10.7 million and $11.9 million, respectively, was recorded as compensation expense for company contributions to these programs.
Pension Plans
At the end of 2005, the company maintained two defined benefit pension plans that cover a limited number of employees in Europe. During 2006, plan arrangements were restructured for one plan such that the primary responsibility for the related pension benefit obligation has been transferred to an unrelated third party and that plan is settled. The following table provides a reconciliation of changes in the projected benefit obligation, the fair value of plan assets and the funded status of our foreign defined benefit pension plans with the amounts recognized on our balance sheets:

	December 30, 2006	December 31, 2005

Changes in projected benefit obligation:
Obligation at beginning of period	$223,776	$189,783
Service cost	5,963	6,978
Interest cost	10,644	9,548
Member contributions	1,787	1,967
Benefits paid	(3,439)	(2,420)
Actuarial (gain) loss	(5,972)	41,200
Curtailment and settlement	(24,180)	—
Currency translation	22,601	(23,280)

Obligation at valuation date	231,180	223,776

Changes in plan assets:

Fair value at beginning of period	123,826	117,730
Actual return on plan assets	19,184	14,689
Company contributions	3,441	5,484
Member contributions	1,787	1,967
Benefits paid	(3,439)	(2,420)
Curtailment and settlement	(17,255)	—
Currency translation	12,706	(13,624)

Plan assets at valuation date	140,250	123,826

Benefit obligation in excess of plan assets	(90,930)	(99,950)
Unrecognized loss	—	26,950
Post-valuation contributions	527	628
Currency translation	(870)	(710)

Net amount recognized at end of period	$(91,273)	$(73,082)

Plan accounts for 2006 were measured as of October 31, with post-valuation contributions and subsequent foreign currency effects noted above. The net unfunded amount is classified as a non-current liability in the caption deferred taxes and other long-term liabilities in the Consolidated Balance Sheets. With the adoption of FAS 158, we classified approximately $6 million of deferred pension losses as a component of other comprehensive income. The table above presents projected benefit obligations, which include the estimated effect of future salary increases. The accumulated benefit obligations were approximately $219.9 million and $199.5 million at the 2006 and 2005 valuation dates, respectively. The pension assets are invested in managed pension funds, with an objective of meeting or exceeding a pooled pension fund performance over a rolling three year period, as well as interest bearing securities timed to match estimated benefit payouts.
The components of net periodic expense for our foreign defined benefit pension plans are presented below:

(Dollars in thousands)	2006	2005	2004

Service cost	$5,963	$6,978	$7,164
Interest cost	10,644	9,548	8,540
Expected return on plan assets	(7,297)	(7,077)	(6,640)
Amortized loss	325	—	—
Curtailment and settlement	(4,993)	—	—

Net periodic pension cost	$4,642	$9,449	$9,064
Assumptions used in calculating the funded status included:

	2006	2005	2004

Long-term rate of return on plan assets	6.06%	6.14%	6.79%
Discount rate	4.85%	4.94%	5.38%
Salary increases	4.00%	4.44%	4.25%
Inflation	3.00%	2.72%	2.45%
The allocation of assets is as follows:

	Percentage of Plan		Target
	Assets		Allocation
	2006	2005

Equity securities	82%	79%	60% - 95%
Debt securities	8%	17%	0% - 20%
Real estate	1%	1%	0% - 20%
Other	9%	3%	0% - 10%

Total	100%	100%

Anticipated benefit payments, at December 30, 2006 exchange rates, are as follows:

(Dollars in thousands)

2007	$2,306
2008	3,291
2009	3,557
2010	4,713
2011	6,245
Next five years	33,732
The anticipated Office Depot contribution for fiscal year 2007 is $3.2 million, at December 30, 2006 exchange rates.
The remaining pension plan was part of an entity acquired in 2003. The purchase and sale agreement included a provision whereby the seller is required to pay to Office Depot an amount of unfunded benefit obligation as measured in a future period at the seller’s option, but no later than five years following the purchase date. This contract provision is contingent upon an uncertain future outcome and we have not recorded a receivable for the amount that would be recovered if settled currently, though it would be a portion of the unfunded liability recorded in purchase accounting. The after-tax effect of the payment from the seller, if any, will reduce goodwill when received.

NOTE I — CAPITAL STOCK
Preferred Stock
As of December 30, 2006, there were 1,000,000 shares of $0.01 par value preferred stock authorized of which none were issued or outstanding.
Treasury Stock
The Office Depot board of directors has authorized a series of common stock repurchase plans, the latest of which is a $500 million authorization in 2006.
Under these approved plans we purchased approximately 26.4 million shares at a cost of $970.6 million in 2006, 29.8 million shares at a cost of $815.2 million in 2005 and 4.0 million shares for $65.6 million in 2004. At December 30, 2006 approximately $199.7 million remains available for repurchase under the current authorization.
NOTE J — EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflects the impact of assumed exercise of dilutive stock options and vesting of restricted stock.
The following table represents the calculation of net earnings per common share — basic and diluted:

(In thousands, except per share amounts)	2006	2005	2004

Numerator:
Net earnings	$516,135	$273,792	$335,504

Denominator:
Weighted average shares outstanding:
Basic	281,618	310,020	311,760
Effect of dilutive stock options and restricted stock	6,104	5,222	3,865

Diluted	287,722	315,242	315,625

Net earnings per share:
Basic	$1.83	$0.88	$1.08
Diluted	1.79	0.87	1.06
Options to purchase 0.1 million, 0.2 million and 11.8 million shares in the years ended December 30, 2006, December 31, 2005 and December 25, 2004, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these options exceeded the average market price of the common shares during the respective periods.
NOTE K — SUPPLEMENTAL INFORMATION ON OPERATING, INVESTING AND FINANCING ACTIVITIES
Additional supplemental information related to the Consolidated Statements of Cash Flows is as follows:

(Dollars in thousands)	2006	2005	2004

Cash paid for:
Interest	$37,158	$28,346	$78,590

Taxes	208,606	175,818	112,771

Non-cash asset additions under capital leases	26,542	37,286	18,798
Non-cash capital expenditure accruals	25,157	20,802	21,107
Additional paid-in capital related to tax benefit on stock options exercised	43,355	31,165	12,138

NOTE L – SEGMENT INFORMATION
Office Depot operates in three reportable segments: North American Retail Division, North American Business Solutions Division, and International Division. Each of these segments is managed separately primarily because it serves different customer groups. The accounting policies for each segment are the same as those described in the summary of significant accounting policies (see Note A).
The following is a summary of our significant accounts and balances by segment, reconciled to our consolidated totals.

			North
			American
		North	Business
		American	Solutions	International	Eliminations	Consolidated
(Dollars in thousands)		Retail Division	Division	Division	and Other*	Total

Sales	2006	$6,789,386	$4,576,803	$3,644,592	—	$15,010,781
	2005	6,510,239	4,300,781	3,470,898	(2,974)	14,278,944
	2004	5,940,677	4,045,501	3,580,809	(2,288)	13,564,699

Division operating profit	2006	$473,945	$367,696	$249,164	$(512)	$1,090,293
	2005	393,597	350,776	207,539	(210)	951,702
	2004	291,252	276,165	278,049	(393)	845,073

Capital expenditures	2006	$187,232	$15,353	$39,363	$101,467	$343,415
	2005	145,283	28,254	48,795	38,441	260,773
	2004	230,225	16,891	65,843	78,263	391,222

Depreciation and amortization	2006	$127,261	$29,334	$43,912	$78,498	$279,005
	2005	110,431	28,423	51,582	77,662	268,098
	2004	98,143	30,530	52,509	87,984	269,166

Charges for losses on	2006	$46,399	$27,703	$11,508	—	$85,610
receivables and inventories	2005	43,947	24,352	23,837	—	92,136
	2004	51,108	20,176	16,643	—	87,927

Net earnings from equity method	2006	—	—	$27,125	—	$27,125
investments	2005	—	—	23,394	—	23,394
	2004	—	—	16,171	—	16,171

Assets	2006	$1,940,525	$1,278,948	$2,699,824	$650,805	$6,570,102
	2005	1,714,428	970,667	2,278,030	1,135,400	6,098,525

*	Amounts included in “Eliminations and Other” consist of inter-segment sales, which are generally recorded at the cost to the selling entity, and assets (including all cash and equivalents) and depreciation related to corporate activities.
During 2006 we modified our presentation of Division operating profit by including general and administrative expenses considered directly or closely attributable to each reportable segment and to exclude the Charges recognized during the period. A reconciliation of the measure of Division operating profit to consolidated earnings from continuing operations before income taxes follows.

(Dollars in thousands)	2006	2005	2004

Division operating profit	$1,090,293	$951,702	$845,073
(Add)/subtract:
Charges	63,297	282,088	—
General and administrative expenses — corporate	293,513	321,572	315,096
Interest expense, net	31,002	10,176	41,066
Loss on extinguishment of debt	5,715	—	45,407
Miscellaneous income, net	(30,565)	(23,649)	(17,729)

Earnings before income taxes	$727,331	$361,515	$461,233

We sell to customers in 42 countries throughout North America, Europe, Asia and Latin America either through wholly-owned entities, majority-owned entities or other ventures covering 34 countries, and through alliances in an additional 8 countries. There is no single country outside of the United States in which we generate 10% or more of our total revenues. Geographic financial information relating to our business is as follows (in thousands).

	Sales			Property and Equipment
	2006	2005	2004	2006	2005

United States	$11,234,053	$10,671,297	$9,846,856	$1,076,294	$1,003,513
International	3,776,728	3,607,647	3,717,843	348,673	308,224

Total	$15,010,781	$14,278,944	$13,564,699	$1,424,967	$1,311,737

NOTE M – ACQUISITIONS
During 2006, we acquired all or a majority ownership position in four companies and increased our investment to majority ownership in another company. The transactions have been included in our consolidated results since the dates of acquisition. The cash paid in 2006 for these acquisitions, net of cash acquired, was approximately $248 million. The consideration has been allocated to assets and liabilities, including separate identifiable intangible assets, based on independent third party valuations and internal assessments with approximately $249 million allocated to goodwill. For those entities that are not wholly owned, Office Depot has the right to acquire or may be required to purchase some or all of the minority interest shares at various points over the next five years. Certain arrangements will require additional cash payments of $22 million in 2007, $7 million in 2008 and a minimum of approximately $7 million in 2010; the related obligations are included in the Consolidated Balance Sheets.
During the second quarter of 2006, we completed the acquisitions of Allied Office Products in North America and Best Office in South Korea. We also increased our ownership interest to a majority stake in Office Depot Israel, an investment previously accounted for under the equity method. Allied Office Products, with annual sales of more than $300 million, is included in our North American Business Solutions Division. Best Office and Office Depot Israel, together with annual sales of more than $140 million, are included in our International Division.
During the third quarter of 2006, we completed the acquisition of Papirius s.r.o, one of the largest business-to-business suppliers of office products and services in Eastern Europe. Papirius has annual revenues of more than $56 million and has sales in the Czech Republic, Lithuania, Hungary, and Slovakia.
During the fourth quarter of 2006 we acquired a majority stake in AsiaEC, one of the largest suppliers of office products and services in China.
During the second quarter of 2004, we acquired the business of Elso Iroda Superstore Kft for $8 million, net of cash acquired. This company operated Office Depot retail stores and direct sales businesses in Hungary under an Office Depot license agreement.
The size of these acquisitions is not material and therefore pro forma financial information has not been provided.
NOTE N — QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)

Fiscal Year Ended December 30, 2006
Net sales	$3,815,700	$3,494,907	$3,857,144	$3,843,030
Gross profit	1,201,906	1,078,242	1,186,839	1,200,653
Net earnings	129,530	118,306	133,259	135,040

Net earnings per share*:
Basic	$0.44	$0.42	$0.48	$0.49
Diluted	0.43	0.41	0.47	0.48

*	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

(1)	Net earnings for the quarter includes the following pretax items: $31.0 million related to Charges, $16.5 million for a legal settlement, $21.4 million in a gain on the sale of our corporate campus and $5.7 million of loss on extinguishment of debt.

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter(3)

Fiscal Year Ended December 31, 2005
Net sales	$3,702,891	$3,364,052	$3,492,900		$3,719,101
Gross profit	1,151,655	1,036,247	1,046,599		1,157,522
Net earnings (loss)	115,308	100,099	(47,881	)(1)	106,266	(2)

Net earnings (loss) per share*:
Basic	$0.37	$0.32	$(0.15)		$0.35
Diluted	0.37	0.31	(0.15)		0.34

*	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

(1)	Net loss in the third quarter of 2005 includes $121.9 million relating to asset impairments, $48.7 million for exit related activities, $28.3 million for lease adjustments, $18.9 million for asset impairments and accelerated depreciation and amortization, $12.7 million for accelerated inventory clearance, and $6.3 million related to cancellation of other commitments.

(2)	Net earnings in the fourth quarter of 2005 includes $11.6 million related to asset impairments, $23.4 million for exit related activities, and $10.2 million for asset impairments and accelerated depreciation and amortization.

(3)	Fiscal year 2005 includes 53 weeks in accordance with our 52- week, 53-week retail calendar; accordingly, the fourth quarter includes 14 weeks.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Office Depot, Inc.:
We have audited the consolidated financial statements of Office Depot, Inc. and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and for each of the three years in the period ended December 30, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, and have issued our reports thereon dated February 12, 2007; such consolidated financial statements and reports are included in Item 15(a)1 in this Form 10-K. Our audits also included the consolidated financial statement schedules of Office Depot, Inc. listed in Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Fort Lauderdale, Florida
February 12, 2007

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II — Valuation and Qualifying Accounts and Reserves	62
All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

SCHEDULE II
OFFICE DEPOT, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C	Column D	Column E
			Deductions—
	Balance at	Additions—	Write-offs,	Balance at
	Beginning	Charged to	Payments and	End of
Description	of Period	Expense	Other Adjustments	Period
Allowance for doubtful accounts:
2006	$40,122	16,720	24,261	32,581
2005	$38,007	24,879	22,764	40,122
2004	$34,173	18,767	14,933	38,007

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3.1	Restated Certificate of Incorporation	(1)

3.2	Bylaws, as amended

4.1	Form of Certificate representing shares of Common Stock	(2)

4.2	Indenture, dated as of August 11, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, between Office Depot, Inc. and SunTrust Bank	(3)

4.3	Supplemental Indenture No. 1, dated as of August 11, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, between Office Depot, Inc. and SunTrust Bank	(4)

4.4	Supplemental Indenture No. 2, dated as of October 9, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, between Office Depot, Inc. and SunTrust Bank	(4)

10.01	Office Depot, Inc. Amended Long-Term Equity Incentive Plan*	(5)

10.02	Form of Indemnification Agreement, dated as of September 4, 1996, by and between Office Depot, Inc. and each of David I. Fuente, Cynthia R. Cohen, W. Scott Hedrick, James L. Heskett, Michael J. Myers, Peter J. Solomon, William P. Seltzer, and Thomas Kroeger	(6)

10.03	Severance Agreement, including Release and Non-Competition Agreement, dated September 19, 2000 by and between Office Depot, Inc. and David I. Fuente (schedules and exhibits omitted)*	(7)

10.04	Lifetime Consulting and Non-Competition Agreement dated as of March 1, 2002 by and between Office Depot, Inc. and Irwin Helford*	(8)

10.05	Employment Agreement dated as of March 11, 2005, by and between Office Depot, Inc. and Steve Odland*	(15)

10.06	Employment Offer Letter dated August 25, 2005, by and between Office Depot, Inc. and Patricia A. McKay*	(16)

10.07	Amendment to Executive Employment Agreement dated as of July 26, 2005 by and between Office Depot, Inc. and Charles E. Brown*	(10)

10.08	Executive Employment Agreement dated as of October 8, 2001, by and between Office Depot, Inc. and Charles E. Brown*	(8)

10.09	Change of Control Agreement, dated as of May 28, 1998, by and between Office Depot, Inc. and Charles E. Brown*	(10)

10.10	Second Amendment to Executive Employment Agreement, dated January 23, 2006, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(14)

10.11	First Amendment to Executive Employment Agreement, dated March 7, 2005, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(11)

10.12	Executive Employment Agreement dated as of March 1, 2004, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(11)

10.13	Change of Control Agreement, dated as of March 1, 2004, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(11)

10.14	Letter Agreement dated as of March 1, 2004, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(11)

10.15	Executive Employment Agreement dated as of August 1, 2000 by and between Office Depot, Inc. and David C. Fannin*	(9)

10.16	Change in Control Agreement, dated as of August 1, 2000, by and between Office Depot, Inc. and David C. Fannin *	(9)

10.17	Amendment No. 2 to the Five Year Credit Agreement dated September 12, 2005 by and among Office Depot, Inc., the banks, financial institutions and other institutional lenders as parties to the Credit Agreement and Wachovia Bank, National Associated, as agent.	(12)

10.18	Amendment No. 1 to the Five Year Credit Agreement dated September 9, 2005 by and among Office Depot, Inc., the banks, financial institutions and other institutional lenders as parties to the Credit Agreement and Wachovia Bank, National Associated, as agent.	(12)

10.19	Five Year Credit Agreement dated as of April 30, 2004 by and among Office Depot, Inc. and Citicorp USA, Inc. as syndication agent, Wachovia Bank, National Association as administrative agent, Citigroup Global Markets Inc. and Wachovia Capital Markets, LLC as lead arrangers, and Citigroup Global Markets Inc. as the sole bookrunner	(13)

10.20	Amendment to Office Depot, Inc. Amended Long-Term Equity Incentive Plan*	(11)

Exhibit
Number	Exhibit
21
List of Office Depot, Inc.’s Significant Subsidiaries Consent of Independent Registered Public Accounting Firm Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

23	Certification of CFO required by Securities and Exchange Commission Rule

31.1	13a-14(a) or 15d-14(a)

31.2	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906

32	of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the respective exhibit to the Proxy Statement for Office Depot, Inc.’s 1995 Annual Meeting of Stockholders.

(2)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Registration Statement No. 33-39473 on Form S-4.

(3)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Registration Statement No. 333-108602 on Form S-4.

(4)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on October 27, 2003.

(5)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 23, 2004.

(6)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 28, 1996.

(7)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on October 31, 2000.

(8)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 29, 2001.

(9)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 27, 2003.

(10)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on August 1, 2005.

(11)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 25, 2004.

(12)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on September 14, 2005.

(13)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on July 22, 2004.

(14)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on January 24, 2006.

(15)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on March 16, 2005.

(16)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on August 30, 2005.
Upon request, we will furnish a copy of any exhibit to this report upon the payment of reasonable copying and mailing expenses.