Form 10-Q
period 2007-03-31
OFFICE DEPOT INC
filed 2007-04-26
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer   ☒   Accelerated filer   ☐   Non-accelerated filer   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No  ☒
The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At March 31, 2007 there were 274,796,553 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	As of	As of	As of
	March 31,	December 30,	April 1,
	2007	2006	2006
Assets
Current assets:
Cash and cash equivalents	$194,178	$173,552	$447,725
Short-term investments	—	—	102,350
Receivables, net	1,506,592	1,480,316	1,300,636
Inventories, net	1,582,430	1,559,981	1,297,442
Deferred income taxes	109,898	124,345	135,912
Prepaid expenses and other current assets	144,295	116,931	110,738

Total current assets	3,537,393	3,455,125	3,394,803
Property and equipment, net	1,449,037	1,424,967	1,282,904
Goodwill	1,216,525	1,198,886	892,950
Other assets	532,538	491,124	410,991

Total assets	$6,735,493	$6,570,102	$5,981,648

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,682,696	$1,561,784	$1,386,453
Accrued expenses and other current liabilities	1,153,561	1,224,565	1,017,489
Income taxes payable	47,899	135,448	97,726
Short-term borrowings and current maturities of long-term debt	42,121	48,130	13,080

Total current liabilities	2,926,277	2,969,927	2,514,748
Deferred income taxes and other long-term liabilities	503,986	403,289	350,930
Long-term debt, net of current maturities	568,079	570,752	572,100
Minority interest	16,102	16,023	—
Commitments and contingencies
Stockholders’ equity:
Common stock — authorized 800,000,000 shares of $.01 par value; issued and outstanding shares — 427,494,407 in 2007, 426,177,619 in December 2006 and 422,313,787 in April 2006	4,275	4,262	4,223
Additional paid-in capital	1,723,959	1,700,976	1,575,712
Accumulated other comprehensive income	309,769	295,253	166,047
Retained earnings	3,556,698	3,383,202	2,996,594
Treasury stock, at cost — 152,697,854 shares in 2007, 149,778,235 shares in December 2006 and 134,603,101 shares in April 2006	(2,873,652)	(2,773,582)	(2,198,706)

Total stockholders’ equity	2,721,049	2,610,111	2,543,870

Total liabilities and stockholders’ equity	$6,735,493	$6,570,102	$5,981,648

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 14, 2007 (the “2006 Form 10-K”).

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	13 Weeks Ended
	March 31,	April 1,
	2007	2006
Sales	$4,093,600	$3,815,700
Cost of goods sold and occupancy costs	2,821,118	2,613,794

Gross profit	1,272,482	1,201,906

Store and warehouse operating and selling expenses	885,692	843,521
General and administrative expenses	161,530	166,553
Amortization of deferred gain on building sale	(1,873)	—

Operating profit	227,133	191,832

Other income (expense):
Interest income	860	6,259
Interest expense	(12,640)	(11,066)
Miscellaneous income, net	9,821	7,464

Earnings before income taxes	225,174	194,489

Income taxes	69,330	64,959

Net earnings	$155,844	$129,530

Earnings per common share:
Basic	$0.57	$0.44
Diluted	0.56	0.43

Weighted average number of common shares outstanding:
Basic	275,501	291,552
Diluted	280,130	298,338
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2006 Form 10-K.

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	13 Weeks Ended
	March 31,	April 1,
	2007	2006
Cash flow from operating activities:
Net earnings	$155,844	$129,530
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	71,710	74,772
Charges for losses on inventories and receivables	24,651	30,958
Changes in working capital and other	(21,173)	32,536

Net cash provided by operating activities	231,032	267,796

Cash flows from investing activities:
Capital expenditures	(104,078)	(57,005)
Acquisition payments	(22,050)	—
Advance payments	(11,992)	—
Proceeds from disposition of assets, advances returned and other	24,961	899
Purchases of short-term investments	—	(896,275)
Sales of short-term investments	—	794,125

Net cash used in investing activities	(113,159)	(158,256)

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	9,333	40,345
Tax benefits from employee share-based payments	5,728	11,954
Acquisition of treasury stock	(90,275)	(398,477)
Treasury stock purchases related to employee plans	(9,801)	—
Net payments on long- and short-term borrowings	(10,130)	(25,850)

Net cash used in financing activities	(95,145)	(372,028)

Effect of exchange rate changes on cash and cash equivalents	(2,102)	7,016

Net decrease in cash and cash equivalents	20,626	(255,472)
Cash and cash equivalents at beginning of period	173,552	703,197

Cash and cash equivalents at end of period	$194,178	$447,725

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2006 Form 10-K.

OFFICE DEPOT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Basis of Presentation
Office Depot, Inc., including consolidated subsidiaries, is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 30, 2006 has been derived from audited financial statements at that date. The condensed interim financial statements as of March 31, 2007 and April 1, 2006, and for the 13-week periods ending March 31, 2007 (also referred to as “the first quarter of 2007”) and April 1, 2006 (also referred to as “the first quarter of 2006”) are unaudited. However, in our opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. In addition to the normal, recurring items recorded for fair interim financial statement presentation, we recognized expenses associated with exit and other activities because the related accounting criteria were met during the period. Certain prior period amounts have been reclassified to conform to current year presentation. We have included the balance sheet from April 1, 2006 to assist in viewing our company on a full year basis.
These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Office Depot, Inc. and its financial statements, we recommend reading these condensed interim financial statements in conjunction with the audited financial statements for the year ended December 30, 2006, which are included in our 2006 Annual Report on Form 10-K, filed with the U. S. Securities and Exchange Commission (“SEC”).
New Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R) (“FAS 158”). This Standard includes two phases of implementation. In the first phase adopted in 2006, we reported approximately $6 million of deferred pension losses in accumulated other comprehensive income. The second phase of FAS 158 requires that the valuation date of plan accounts be as of the end of the fiscal year, with that change required to be implemented by fiscal years ending after December 15, 2008. We will change the valuation date relating to our foreign plan, but have not yet analyzed the impact this change will have on our financial condition, results of operations or cash flows.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This Standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. FAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. We have not yet completed our assessment of what impact, if any, FAS 159 will have on our financial condition, results of operations or cash flows.

Note B — Accounting for Uncertainty in Income Taxes
Effective at the beginning of the first quarter of 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes (“FIN 48”). The impact upon adoption was to increase retained earnings by approximately $17.7 million and to decrease our accruals for uncertain tax positions and related interest by a corresponding amount. Additionally, we increased goodwill and accruals for uncertain tax positions by approximately $3.8 million to reflect the measurement under the rules of FIN 48 of an uncertain tax position related to previous business combinations. After recognizing these impacts at adoption of FIN 48, the total unrecognized tax benefits were approximately $90 million. Of this amount, approximately $69 million would impact our effective tax rate if recognized. The difference of $21 million primarily results from federal tax impacts on state issues and items that would impact goodwill and would not impact the effective rate if it were subsequently determined that such liability were not required. Additionally, adoption of FIN 48 resulted in the accruals for uncertain tax positions being reclassified from Income taxes payable to Accrued expenses and other long-term liabilities in our Condensed Consolidated Balance Sheet.
We regularly evaluate the legal organizational structure of our entities and adjust tax attributes to enhance planning opportunities. While we are evaluating certain transactions that could reduce the need for certain accruals during fiscal year 2007, those considerations are not yet sufficiently developed to allow further adjustment to existing balances.
We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2000. Our U.S. federal filings for the years 2000 and 2002 through 2006 are under routine examination and that process is anticipated to be completed before the end of 2008. Additionally, the U.S. federal tax return for 2007 is under concurrent year processing and the review should be complete in early 2008. Also, significant international tax jurisdictions include the United Kingdom, the Netherlands, France and Germany. Generally, we are subject to routine examination for years 2000 and forward in these jurisdictions.
We recognize interest related to unrecognized tax benefits in interest expense and penalties in the provision for income taxes. During 2006, we recognized approximately $5 million in interest and penalties. During 2005, because of a release of previously accrued amounts upon settlement, we recognized a net interest and penalty credit of $1 million. The Company had approximately $29 million accrued for the payment of interest and penalties as of the date of adoption.
Note C — Comprehensive Income
Comprehensive income represents all non-owner changes in stockholders’ equity and consists of the following:

(In thousands)	First Quarter
	2007	2006

Net earnings	$155,844	$129,530
Other comprehensive income (loss):
Foreign currency translation adjustments, net	13,886	25,509
Amortization of gain on cash flow hedge	(415)	(414)
Unrealized gain on cash flow hedge	1,045	207

Total comprehensive income	$170,360	$154,832

Note D — Earnings Per Share (“EPS”)
The information related to our basic and diluted EPS is as follows:

(In thousands, except per share amounts)	First Quarter
	2007	2006

Numerator:
Net earnings	$155,844	$129,530
Denominator:
Weighted average shares outstanding:
Basic	275,501	291,552
Effect of dilutive stock options and restricted stock	4,629	6,786

Diluted	280,130	298,338

EPS:
Basic	$0.57	$0.44
Diluted	0.56	0.43
Note E — Division Information
We continually assess our financial reporting practices and strive to provide meaningful and transparent communication of our results. In the third quarter of 2006, we modified our measurement of Division operating profit for segment reporting purposes to exclude the impact of costs related to asset impairments, exit costs and other charges, which resulted from a wide-ranging assessment of assets and commitments which began during the latter half of 2005 (the “Charges” — see Note F). Prior period Division operating profit has been recast to conform to the current presentation.
The following is a summary of our significant accounts and balances by reportable segment (or “Division”), reconciled to consolidated totals.

(In thousands)	Sales
	First Quarter

	2007	2006

North American Retail Division	$1,848,600	$1,790,728
North American Business Solutions Division	1,162,350	1,129,997
International Division	1,082,650	894,975

Total	$4,093,600	$3,815,700

(In thousands)	Division Operating Profit
	First Quarter
	2007	2006

North American Retail Division	$154,688	$134,825
North American Business Solutions Division	73,250	93,641
International Division	82,063	68,734

Total reportable segments	310,001	297,200
Eliminations	(73)	(128)

Total	$309,928	$297,072

A reconciliation of the measure of Division operating profit to consolidated earnings before income taxes is as follows:

(In thousands)	First Quarter
	2007	2006

Total division operating profit	$309,928	$297,072
Charges, as defined above	(12,064)	(18,757)
Corporate general and administrative expenses (excluding Charges)	(72,604)	(86,483)
Amortization of deferred gain	1,873	—
Interest income	860	6,259
Interest expense	(12,640)	(11,066)
Miscellaneous income, net	9,821	7,464

Earnings before income taxes	$225,174	$194,489

Goodwill by division is as follows:

(In thousands)	Goodwill
	March 31,	December 30,	April 1,
	2007	2006	2006

North American Retail Division	$1,964	$1,961	$1,959
North American Business Solutions Division	359,520	359,417	190,532
International Division	855,041	837,508	700,459

Total	$1,216,525	$1,198,886	$892,950

The change in goodwill for 2007 results from resolution of fair value estimates on certain acquisitions made in 2006, impacts from the adoption of FIN 48 relating to tax uncertainties associated with an earlier period acquisition and from changes in foreign currency exchange rates on goodwill balances recorded in local functional currencies. The changes in goodwill balances from the first quarter of last year also reflect the 2006 acquisitions, adoption of FIN 48 and foreign currency impacts.
Note F — Asset Impairments, Exit Costs and Other Charges
During the third quarter of 2005, we announced a number of material charges relating to asset impairments, exit costs and other operating decisions. This announcement followed a wide-ranging assessment of assets and commitments which began in the second quarter of 2005. From inception through the end of the first quarter of 2007, we had recorded $357 million of Charges. Expenses associated with future activities will be recognized as the individual plans are implemented and the related accounting recognition criteria are met. As with any estimate, the amounts may change when expenses are incurred.
During the first quarter of 2007, we recognized approximately $12 million of Charges associated with these projects as the previously-identified plans were implemented and the related accounting recognition criteria were met. Approximately $9 million is included in store and warehouse operating and selling expenses and $3 million is included in general and administrative expenses on our Condensed Consolidated Statement of Earnings. Implementation of projects during the quarter resulted in charges for severance-related expenses and accelerated depreciation.
During the first quarter of 2006, we recognized approximately $19 million of Charges, which related primarily to centralizing and consolidating activities in our International Division and included one-time severance costs and related accruals. Approximately $16 million is included in store and warehouse operating and selling expenses and $3 million is included in general and administrative expenses on our Condensed Consolidated Statement of Earnings.

The following table summarizes the Charges recognized in the first quarter of 2007 by type of activity as well as changes in the related accrual balances.

	Beginning				Currency	Ending
	Balance	Charge	Cash	Non-cash	and Other	Balance at
(In millions)	at 1/1/07	incurred	payments	settlements	Adjustments	3/31/07
One-time termination benefits	$7	$3	$(5)	$—	$—	$5
Lease and contract obligations	22	—	(2)	—	—	20
Accelerated depreciation	—	9	—	(9)	—	—
Other associated costs	2	—	—	—	—	2

Total	$31	$12	$(7)	$(9)	$—	$27
Note G — Pension Disclosures
The components of net periodic pension cost for our foreign defined benefit plans are as follows:

(In millions)	First Quarter
	2007	2006

Service cost	$1.8	$1.9
Interest cost	2.9	2.8
Expected return on plan assets	(2.2)	(1.9)

Net periodic pension cost	$2.5	$2.8

For the quarter ended March 31, 2007, we have contributed approximately $1 million to our foreign pension plans. We currently anticipate making annual contributions in a range of $3 million to $5 million to our foreign pension plans in 2007.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our condensed consolidated financial statements and the notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2006 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”).
This MD&A contains significant amounts of forward-looking information. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “intend,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Our discussion of Risk Factors, found in Item 1A of this Form 10-Q and our 2006 Annual Report on Form 10-K, and Forward-Looking Statements, found immediately following the MD&A in our 2006 Annual Report on Form 10-K, apply to these forward-looking statements.

RESULTS OF OPERATIONS
OVERVIEW
A summary of factors important to understanding the results for the first quarter of 2007 is provided below and further discussed in the narrative that follows this overview.
•	First quarter sales increased 7% to $4.1 billion when compared to the first quarter of 2006. Sales in North America were up 3%, while International sales increased 21% in U.S. dollars and 11% in local currencies. North American Retail Division comparable store sales decreased 3% for the quarter.
•	Sales in North American during the first quarter were depressed early in the quarter by the launch of the Microsoft® Windows Vista TM operating system and the related lack of available PC inventory, and later in the quarter by a softening in spending by small businesses.
•	As part of our previously announced streamlining activities, we recorded $12 million of charges in the first quarter of 2007 and $19 million of charges in the first quarter of 2006 (the “Charges”) These projects are expected to continue throughout 2007 and future periods. Additional Charges related to these projects will be recorded when the related accounting recognition criteria are met.
•	Gross profit as a percentage of sales for the first quarter of 2007 was 31.1%, compared to 31.5% for the same period in 2006. The comparison reflects lower margins from acquisitions, higher paper costs and a shift in mix in our North American Business Solutions and International Divisions, partially offset by higher private brand sales and higher warranty commission income in North America.
•	Total operating expenses as a percent of sales for the first quarter of 2007 were 25.5% compared to 26.5% for the same quarter of the prior year. Charges were recognized in the first quarter of both years. After considering the effect of the Charges, the 70 basis point improvement reflects leverage from increased sales and cost efficiencies.
•	Net earnings for the quarter were $156 million compared to $130 million in the same quarter of the prior year, and diluted earnings per share were $0.56 in the first quarter of 2007 versus $0.43 in the same period a year ago. After-tax first quarter Charges negatively impacted EPS by $0.04 in 2007 and $0.05 in 2006.
•	During the first quarter of 2007, we acquired 2.6 million shares of our common stock under publicly announced share repurchase programs.
Charges and Division Results
Charges
The Charges recognized during the first quarter of 2007 and 2006 are included in the following lines in our Condensed Consolidated Statements of Earnings.

	First Quarter
(In millions)	2007	2006
Store and warehouse operating and selling expenses	$9	$16
General and administrative expenses	3	3

Total Charges	$12	$19

Charges incurred since this program began in the third quarter of 2005 total approximately $357 million. We anticipate recognizing an additional $60 million in 2007 and $37 million in 2008, bringing the total currently estimated to $454 million. As with any estimate, the timing and amounts may change when projects are implemented. Additionally, changes in foreign currency exchange rates may impact amounts reported in U.S. dollars related to foreign operations.

The portion of General and Administrative (“G&A”) expenses considered directly or closely related to unit activity is included in the measurement of Division operating profit. Other companies may charge more or less G&A expenses to their divisions, and our results therefore may not be comparable to similarly titled measures used by some other entities. Our measure of Division operating profit should not be considered as an alternative to operating income or net earnings determined in accordance with accounting principles generally accepted in the United States of America.
We continually assess our financial reporting practices and strive to provide meaningful and transparent communication of our results. As noted in previous disclosures, our measurement of Division operating profit excludes the Charges because they are evaluated internally at the corporate level. We will continue to review our internal financial reporting measures and modify our disclosures as appropriate. For example, we are currently evaluating the merits of presenting distribution costs as operating expenses or cost of sales.
North American Retail Division

	First Quarter
(Dollars in millions)	2007	2006
Sales	$1,848.6	$1,790.7
% change	3%	5%
Division operating profit	$154.7	$134.8
% of sales	8.4%	7.5%
First quarter sales in the North American Retail Division increased 3% compared to the same period last year. Comparable store sales in the 1,042 stores in the U.S. and Canada that have been open for more than one year decreased 3% in the first quarter. Comp sales were significantly negatively impacted during the quarter by the disruption in PC sales caused by the launch of the Microsoft ® Windows VistaTM operating system, as well as a softening in business spending particularly in furniture sales to small and home office customers. January computer sales were reduced as manufacturers depleted supplies of pre-Vista units. Technology sales improved after the product launch on January 31st, but did not make up for the significant shortfall experienced during the month. While there is considered to be some consumer reluctance to upgrade systems, it is expected that over time this operating system will result in many existing computers being replaced or upgraded to accommodate the enhanced processing and security features. The lack of traffic due to the Vista launch also had a negative impact on sales of products in other categories. Furniture continued to experience soft sales that significantly impacted our overall comp sales by over 150 basis points.
Private brand penetration for the North American Retail Division increased to the mid-20’s as a percentage of sales. While increased private brand penetration improved product margins in the first quarter, the lower selling prices negatively impacted comp sales by over 30 basis points. Higher product margins, expense leverage from higher sales, cost management initiatives and slightly lower remodeling costs also contributed to the 90 basis point increase in Division operating profit margin to 8.4% from 7.5%.
Inventory per store was $946 thousand as of the end of the first quarter of 2007, up slightly from the end of the first quarter of 2006 due to early stocking of next generation PC’s and laptops equipped with the Microsoft ® Windows VistaTM operating system at the end of the quarter.
At the end of the first quarter 2007, Office Depot operated a total of 1,174 office products stores throughout the U.S. and Canada as we opened 16 stores in the quarter. Our current plans are to open approximately 150 stores this year. We also anticipate opening approximately 200 stores in 2008. Most of these stores will be opened as fill-ins in markets in which we currently operate. The opening of such stores are likely to impact sales of existing stores in their respective markets. As an example, comp sales were negatively impacted by approximately 50 basis points in the quarter by the effect of these fill-ins. In the first quarter, we remodeled 80 stores with a goal of remodeling all remaining stores in the next few years. These remodeling activities affect the performance of the North American Retail Division from both acceleration of depreciation of store assets, as well as from the costs associated with the specific remodel efforts, some of which are not capitalizable. We exclude the brief remodel period from our comp store calculation.
North American Business Solutions Division

	First Quarter
(Dollars in millions)	2007	2006
Sales	$1,162.4	$1,130.0
% change	3%	8%
Division operating profit	$73.3	$93.6
% of sales	6.3%	8.3%
First quarter sales in the North American Business Solutions Division increased 3% compared to the same period last year. First quarter 2007 revenue reflects growth in the contract channel of 10%, including our recent Allied acquisition, which more than offset expected declines in the direct channel from our brand consolidation in which we deliberately reduced unprofitable business. As with the North American Retail Division, sales in this Division were impacted by a softening in business spending, particularly in the small and medium businesses, and this softness is continuing into the second quarter. Sales from Allied were below their levels prior to the acquisition as we encountered some service issues from warehouse integration and turnover in sales personnel. As of now, we have resolved most of the service issues, and we have added sales personnel.
Operating profit margin declined as expected versus a year ago from the continuation of the temporarily higher expense levels associated with the investment in the expansion of both our contract sales force and the implementation costs associated with a new furniture delivery program. These expenses, which significantly raised operating costs in the first quarter, are expected to continue in the second quarter and moderate over the next few quarters.
International Division

	First Quarter
(Dollars in millions)	2007	2006
Sales	$1,082.7	$895.0
% change	21%	(6)%
Division operating profit	$82.1	$68.7
% of sales	7.6%	7.7%
First quarter sales in the International Division of $1.1 billion increased 21% in U.S. dollars compared to the same period last year. Local currency sales including 2006 acquisitions increased 11% compared to the first quarter of 2006, reflecting increases in all channels. Contract sales increased 9% versus the same period last year, reflecting the Division’s focus on new account acquisition as well as expanding sales with existing customers.
Division operating profit increased to $82.1 million from $68.7 million last year. After considering the impact of acquisitions, operating margins for the Division expanded by 50 basis points due to continued cost management efforts. We anticipate that lower operating margins realized in our recent acquisitions will expand from their current levels as we execute our plans to leverage purchasing power and extract planned synergies.

Corporate and Other
General and Administrative Expenses: As noted above, the portion of G&A considered directly or closely related to unit activity is included in the measurement of Division operating profit. The remaining corporate G&A includes Charges of $3 million in the first quarter of both 2007 and 2006. During 2006, we sold our current corporate campus and leased the facility back as construction of a new facility is being completed. Amortization of the deferred gain on the sale largely offsets the rent during the leaseback period. After considering the impact of Charges recognized in the period, corporate G&A expenses as a percentage of sales decreased approximately 50 basis points during the first quarter of 2007 compared to the same period of 2006 reflecting the impact of leverage on higher sales, lower variable pay and current cost control efforts.
Other — Income Taxes: Our effective tax rate for the first quarter of 2007 was 30.8%. The effective tax rate may change due to shifts in domestic and international income and other factors. We anticipate our full year base operating rate to be approximately 29% to 30%, though unforeseen events, including shifts in the relative percentage of domestic and international income, may impact the actual rate experienced.
Effective at the beginning of the first quarter of 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes (“FIN 48”). The impact upon adoption was to increase retained earnings by approximately $17.7 million and to decrease our accruals for uncertain tax positions and related interest by a corresponding amount. Additionally, we increased goodwill and our accrual for uncertain tax positions by approximately $3.8 million to reflect the measurement under the rules of FIN 48 of an uncertain tax position related to previous business combinations.
We regularly evaluate the legal organizational structure of our entities and adjust tax attributes to enhance planning opportunities. While we are evaluating certain transactions that could reduce the need for certain accruals during the fiscal year 2007, those considerations are not yet sufficiently developed to allow further adjustment to existing balances.
Other income (expense) — Net interest costs increased in the first quarter primarily reflecting decreased interest income from lower average cash and short-term investment balances as we continued to invest in the business and repurchase our common stock. The increase in net interest expense was partially offset by higher earnings on our Office Depot joint venture operating in Mexico and Latin America.
LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2007, we had approximately $194 million of cash and cash equivalents, as well as $609 million of available credit under our revolving credit facility. The credit availability reflects outstanding borrowings, as well as coverage of $76 million of outstanding letters of credit. We had an additional $48 million of letters of credit outstanding under separate agreements. We anticipate having sufficient liquidity to fund operations, planned store expansion, store remodels and other capital expenditures. We continue to evaluate and expect to execute further repurchases of our common stock based on cash flow and other considerations.
During the first quarter of 2007, cash provided by operating activities totaled $231 million compared to $268 million during the same period last year. Changes in net working capital and other components resulted in a $21 million use of cash in 2007, primarily reflecting an increase in inventory from store expansion and acquisitions and the timing of cash payments. The adoption of FIN 48 resulted in the reclassification of certain tax-related working capital accounts from their appropriate presentation at the end of 2006, but this adoption had no cash impacts.

Cash used in investing activities was $113 million in the first quarter of 2007, compared to $158 million in the same period last year. The use of cash for the first quarter of 2007 reflects $104 million of capital expenditures for our new store openings and remodels in North America, as well as distribution network infrastructure costs and investments in information technology. Additionally, we made previously accrued acquisition-related payments to former owners of entities acquired in 2006. Investing activities in 2006 included capital expenditures from our store expansion in North America as well as the net purchase of short-term investments. We anticipate capital spending for the full year 2007 to be approximately $500 million. For 2008, we expect capital expenditures of approximately $600 million, which reflects higher levels of store openings and remodels as well as spending on our supply chain.
Cash used in financing activities was $95 million in the first quarter of 2007, compared to $372 million during the same period in 2006. Under plans approved by our board of directors, we purchased 2.6 million shares of our common stock for approximately $90 million in the first quarter of 2007, compared to repurchases of 11.8 million shares for $398 million in the same period of 2006. Additionally, debt repayments were $10 million and $26 million for the first quarter of 2007 and 2006, respectively. These uses of cash were partially offset by proceeds from the issuance of common stock under our employee related plans and tax benefits from employee exercises of share-based awards.
CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2006 Annual Report on Form 10-K, filed on February 14, 2007, in the Notes to the Consolidated Financial Statements, Note A, and the Critical Accounting Policies section.
New Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R) (“FAS 158”). This Standard includes two phases of implementation. In the first phase adopted in 2006, we reported approximately $6 million of deferred pension losses in accumulated other comprehensive income. The second phase of FAS 158 requires that the valuation date of plan accounts be as of the end of the fiscal year, with that change required to be implemented by fiscal years ending after December 15, 2008. We will need to change the valuation date relating to one plan, but have not yet analyzed the impact this change will have on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This Standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. FAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. We have not yet completed our assessment of what impact, if any, FAS 159 will have on our financial condition, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risks
At March 31, 2007, there had not been a material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2006 Annual Report on Form 10-K.
Foreign Exchange Rate Risks
At March 31, 2007, there had not been a material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2006 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a)	The company’s management, with the participation of the company’s Chief Financial Officer and the company’s Chief Executive Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the corporation’s disclosure controls and procedures are effective for the purpose of ensuring that information required to be in this report is made known to them by others on a timely basis and that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
(b)	Changes in Internal Controls. The company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in refinements to processes throughout the company. However, there has been no change in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to company purchases made of Office Depot, Inc. common stock during the first quarter of the 2007 fiscal year:

				(d) Maximum Number
			(c) Total Number of	of Shares (or
			Shares Purchased as	Approximate Dollar
			Part of Publicly	Value) that May Yet
	(a) Total Number of	(b) Average Price	Announced Plans	Be Purchased Under
Period	Shares Purchased	Paid per Share	or Programs(1)	the Plans or Programs
December 31, 2006 — January 27, 2007	30,893	$38.00	—	$199,747,780
January 28, 2007 — February 24, 2007	229,331	$36.55	—	$199,747,780
February 25, 2007 — March 31, 2007	2,621,057	$34.52	2,613,600	$109,524,615
Total	2,881,281	$34.72	2,613,600	$109,524,615

(1)	On May 12, 2006, the board of directors authorized a common stock repurchase program whereby we are authorized to repurchase an additional $500 million of our common stock.
On April 25, 2007, the board of directors authorized a common stock repurchase program whereby we are authorized to repurchase an additional $500 million of our common stock. Because this authorization was after the period covered by this report, this authorization is not yet included in column (d) above.
Item 4. Submission of Matters to a Vote of Security Holders
On April 2, 2007, the Company filed a Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 in advance of our Annual Meeting of Shareholders, which was held on April 25, 2007.
Item 6. Exhibits
Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC. (Registrant)
Date: April 26, 2007	By:	/s/ Steve Odland
Steve Odland
Chief Executive Officer and Chairman, Board of Directors (Principal Executive Officer)

Date: April 26, 2007	By:	/s/ Patricia McKay
Patricia McKay
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 26, 2007	By:	/s/ Jennifer Moline
Jennifer Moline
Senior Vice President and Controller (Principal Accounting Officer)