Form 10-Q
period 2007-06-30
OFFICE DEPOT INC
filed 2007-07-26
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At June 30, 2007 there were 272,769,744 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	As of	As of	As of
	June 30,	December 30,	July 1,
	2007	2006	2006
Assets

Current assets:
Cash and cash equivalents	$122,695	$173,552	$341,350
Receivables, net	1,466,714	1,480,316	1,314,333
Inventories, net	1,615,598	1,559,981	1,450,440
Deferred income taxes	53,348	124,345	121,750
Prepaid expenses and other current assets	148,295	116,931	116,749

Total current assets	3,406,650	3,455,125	3,344,622
Property and equipment, net	1,463,361	1,424,967	1,326,128
Goodwill	1,228,681	1,198,886	1,091,427
Other assets	548,275	491,124	445,508

Total assets	$6,646,967	$6,570,102	$6,207,685

Liabilities and stockholders’ equity

Current liabilities:
Trade accounts payable	$1,582,487	$1,561,784	$1,477,506
Accrued expenses and other current liabilities	1,095,197	1,224,565	1,068,020
Income taxes payable	2,167	135,448	117,774
Short-term borrowings and current maturities of long-term debt	68,878	48,130	34,114

Total current liabilities	2,748,729	2,969,927	2,697,414
Deferred income taxes and other long-term liabilities	534,679	403,289	368,170
Long-term debt, net of current maturities	564,107	570,752	581,761
Minority interest	14,737	16,023	10,270

Commitments and contingencies

Stockholders’ equity:
Common stock — authorized 800,000,000 shares of $.01 par value; issued and outstanding shares — 428,553,951 in 2007, 426,177,619 in December 2006 and 425,075,847 in July 2006	4,286	4,262	4,251
Additional paid-in capital	1,757,070	1,700,976	1,652,554
Accumulated other comprehensive income	340,551	295,253	249,752
Retained earnings	3,665,774	3,383,202	3,114,903
Treasury stock, at cost — 155,784,207 shares in 2007, 149,778,235 shares in December 2006 and 141,798,878 shares in July 2006	(2,982,966)	(2,773,582)	(2,471,390)

Total stockholders’ equity	2,784,715	2,610,111	2,550,070

Total liabilities and stockholders’ equity	$6,646,967	$6,570,102	$6,207,685

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 14, 2007 (the “2006
Form 10-K”).

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Sales	$3,631,599	$3,494,907	$7,725,199	$7,310,607
Cost of goods sold and occupancy costs	2,529,793	2,416,665	5,350,911	5,030,459

Gross profit	1,101,806	1,078,242	2,374,288	2,280,148

Store and warehouse operating and selling expenses	799,494	756,505	1,685,186	1,600,026
General and administrative expenses	149,788	150,324	311,318	316,877
Amortization of deferred gain on building sale	(1,873)	—	(3,746)	—

Operating profit	154,397	171,413	381,530	363,245

Other income (expense):
Interest income	1,241	1,086	2,101	7,345
Interest expense	(18,031)	(11,347)	(30,671)	(22,413)
Miscellaneous income, net	9,874	6,625	19,695	14,089

Earnings before income taxes	147,481	167,777	372,655	362,266

Income taxes	38,405	49,471	107,735	114,430

Net earnings	$109,076	$118,306	$264,920	$247,836

Earnings per common share:
Basic	$0.40	$0.42	$0.97	$0.87
Diluted	0.40	0.41	0.95	0.85

Weighted average number of common shares outstanding:

Basic	271,879	280,726	273,690	286,139
Diluted	275,952	287,326	278,041	292,832
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2006 Form 10-K.

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	26 Weeks Ended
	June 30,	July 1,
	2007	2006
Cash flow from operating activities:
Net earnings	$264,920	$247,836
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	139,609	137,373
Charges for losses on inventories and receivables	47,335	42,716
Changes in working capital and other	(158,701)	55,863

Net cash provided by operating activities	293,163	483,788

Cash flows from investing activities:
Capital expenditures	(225,330)	(121,489)
Acquisitions and related payments	(47,591)	(176,022)
Advance payments	(11,992)	—
Proceeds from disposition of assets and advances returned	95,282	21,042
Purchases of short-term investments	—	(961,450)
Sales of short-term investments	—	961,650

Net cash used in investing activities	(189,631)	(276,269)

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	25,294	82,111
Tax benefits from employee share-based payments	11,625	32,502
Acquisition of treasury stock	(199,592)	(670,222)
Treasury stock purchases related to employee plans	(9,801)	—
Net proceeds (payments) on long- and short-term borrowings	16,674	(22,651)

Net cash used in financing activities	(155,800)	(578,260)

Effect of exchange rate changes on cash and cash equivalents	1,411	8,894

Net decrease in cash and cash equivalents	(50,857)	(361,847)
Cash and cash equivalents at beginning of period	173,552	703,197

Cash and cash equivalents at end of period	$122,695	$341,350

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2006 Form 10-K.

OFFICE DEPOT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Basis of Presentation
Office Depot, Inc., (the “Company”) including consolidated subsidiaries, is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 30, 2006 has been derived from audited financial statements at that date. The condensed interim financial statements as of June 30, 2007 and for the 13-week and 26-week periods ending June 30, 2007 (also referred to as “the second quarter of 2007” and “the first half of 2007”) and July 1, 2006 (also referred to as “the second quarter of 2006” and “the first half of 2006”) are unaudited. However, in our opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. In addition to the normal, recurring items recorded for fair interim financial statement presentation, we recognized expenses associated with exit and other activities because the related accounting criteria were met during the period. Certain prior period amounts have been reclassified to conform to current year presentation. We have included the balance sheet from July 1, 2006 to assist in viewing our Company on a full year basis.
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

Note B — Acquisitions
During the second quarter of 2007, we completed the acquisition of Axidata Inc., a small Canada-based office products delivery company with annual revenue of approximately $60 million. Axidata is included in our North American Business Solutions Division. Both our integration plans and our assessment of the value of assets and liabilities acquired are in the process of being finalized and implemented. Accordingly, the amount initially allocated to goodwill likely will change as the integration and valuation processes are completed and amounts of separately identifiable intangible assets are recorded. The effects of this acquisition are not considered material.
Note C — Accounting for Uncertainty in Income Taxes
Effective at the beginning of the first quarter of 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes (“FIN 48”). The impact upon adoption was to increase retained earnings by approximately $17.7 million and to decrease our accruals for uncertain tax positions and related interest by a corresponding amount. Additionally, we increased goodwill and accruals for uncertain tax positions by approximately $3.8 million to reflect the measurement under the rules of FIN 48 of an uncertain tax position related to previous business combinations. After recognizing these impacts at adoption of FIN 48, the total unrecognized tax benefits were approximately $90 million. Of this amount, approximately $69 million would impact our effective tax rate if recognized. The difference of $21 million primarily results from federal tax impacts on state issues and items that would impact goodwill and would not impact the effective rate if it were subsequently determined that such liability were not required. Additionally, adoption of FIN 48 resulted in the accruals for uncertain tax positions being reclassified from Income taxes payable to Accrued expenses and other long-term liabilities in our Condensed Consolidated Balance Sheet.
We regularly evaluate the legal organizational structure of our entities, tax regulatory developments and the progress of ongoing tax examinations and adjust tax attributes to enhance planning opportunities. While we are evaluating certain transactions that could reduce the need for certain accruals during fiscal year 2007, those considerations are not yet sufficiently developed to allow further adjustment to existing balances. One such transaction is a corporate restructuring that relates to one of the projects covered by our Charges (see Note G). Should that restructuring change our assessment of the need for an existing accrual for uncertain tax positions of approximately $10 million, that reduction in our tax provision would be presented as a tax-related benefit to the Charges when recognized.
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
We recognize interest related to unrecognized tax benefits in interest expense and penalties in the provision for income taxes. During 2006, we recognized approximately $5 million in interest and penalties. The Company had approximately $29 million accrued for the payment of interest and penalties as of the date of adoption of FIN 48.

Note D — Comprehensive Income
Comprehensive income represents all non-owner changes in stockholders’ equity and consists of the following:

(In thousands)	Second Quarter		First Half
	2007	2006	2007	2006
Net earnings	$109,076	$118,306	$264,920	$247,836
Other comprehensive income:
Foreign currency translation adjustments, net	31,215	83,297	45,101	108,806
Amortization of gain on cash flow hedge	(414)	(415)	(829)	(829)
Unrealized gain (loss) on cash flow hedge	(19)	823	1,026	1,030

Total comprehensive income	$139,858	$202,011	$310,218	$356,843

Note E — Earnings Per Share (“EPS”)
The information related to our basic and diluted EPS is as follows:

(In thousands, except per share amounts)	Second Quarter		First Half
	2007	2006	2007	2006
Numerator:
Net earnings	$109,076	$118,306	$264,920	$247,836

Denominator:
Weighted average shares outstanding:
Basic	271,879	280,726	273,690	286,139
Effect of dilutive stock options and restricted stock	4,073	6,600	4,351	6,693

Diluted	275,952	287,326	278,041	292,832

EPS:
Basic	$0.40	$0.42	$0.97	$0.87
Diluted	0.40	0.41	0.95	0.85
Note F — Division Information
We continually assess our financial reporting practices and strive to provide meaningful and transparent communication of our results. In the third quarter of 2006, we modified our measurement of Division operating profit for segment reporting purposes to exclude the impact of costs related to asset impairments, exit costs and other charges, which resulted from a wide-ranging assessment of assets and commitments which began during the latter half of 2005 (the “Charges” — see Note G). The financial information used by our management to assess performance of the Divisions for the purpose of resource allocation now excludes the Charges. We believe this measure is an appropriate and useful indicator of the effectiveness of current management activities. Prior period Division operating profit has been recast to conform to the current presentation.

The following is a summary of our significant accounts and balances by reportable segment (or “Division”), reconciled to consolidated totals.

(In thousands)	Sales
	Second Quarter		First Half
	2007	2006	2007	2006
North American Retail Division	$1,525,334	$1,507,612	$3,373,934	$3,298,340
North American Business Solutions Division	1,123,242	1,128,676	2,285,592	2,258,673
International Division	983,023	858,619	2,065,673	1,753,594

Total	$3,631,599	$3,494,907	$7,725,199	$7,310,607

(In thousands)	Division Operating Profit
	Second Quarter		First Half
	2007	2006	2007	2006
North American Retail Division	$103,596	$96,386	$258,284	$231,211
North American Business Solutions Division	79,659	104,928	152,909	198,569
International Division	42,134	48,468	124,197	117,202

Total reportable segments	225,389	249,782	535,390	546,982
Eliminations	—	(27)	(73)	(155)

Total	$225,389	$249,755	$535,317	$546,827

A reconciliation of the measure of Division operating profit to consolidated earnings before income taxes is as follows:

(In thousands)	Second Quarter		First Half
	2007	2006	2007	2006
Total division operating profit	$225,389	$249,755	$535,317	$546,827
Charges, as defined above	(11,883)	(8,129)	(23,947)	(26,886)
Corporate general and administrative expenses (excluding Charges)	(60,982)	(70,213)	(133,586)	(156,696)
Amortization of deferred gain	1,873	—	3,746	—
Interest income	1,241	1,086	2,101	7,345
Interest expense	(18,031)	(11,347)	(30,671)	(22,413)
Miscellaneous income, net	9,874	6,625	19,695	14,089

Earnings before income taxes	$147,481	$167,777	$372,655	$362,266

Goodwill by division is as follows:

(In thousands)	Goodwill
	June 30,	December 30,	July 1,
	2007	2006	2006
North American Retail Division	$2,147	$1,961	$2,046
North American Business Solutions Division	366,993	359,417	335,040
International Division	859,541	837,508	754,341

Total	$1,228,681	$1,198,886	$1,091,427

The change in goodwill balances compared to year end and second quarter 2006 result from changes in foreign currency exchange rates on goodwill balances recorded in local functional currencies, a change in a tax valuation allowance related to an earlier acquisition, the acquisitions during the periods, the resolution of fair value estimates on certain acquisitions made in 2006, and impacts from the adoption of FIN 48 relating to tax uncertainties associated with an earlier period acquisition.

Note G — Asset Impairments, Exit Costs and Other Charges
During the third quarter of 2005, we announced a number of material charges relating to asset impairments, exit costs and other operating decisions (the “Charges”). This announcement followed a wide-ranging assessment of assets and commitments which began in the second quarter of 2005. From inception through the end of the second quarter of 2007, we had recorded $369 million of Charges. Expenses associated with future activities will be recognized as the individual plans are implemented and the related accounting recognition criteria are met. As with any estimate, the amounts may change when expenses are incurred.
During the second quarter of 2007, we recognized approximately $12 million of Charges associated with these projects as the previously-identified plans were implemented and the related accounting recognition criteria were met. Approximately $10 million is included in store and warehouse operating and selling expenses and $2 million is included in general and administrative expenses. Implementation of projects during the quarter resulted in Charges for severance-related expenses and accelerated depreciation. The 2007 year-to-date Charges totaled $24 million, of which, approximately $19 million is presented in store and warehouse operating and selling expense and $5 million is presented in general and administrative expenses.
The following table summarizes the Charges recognized in the first half of 2007 by type of activity as well as changes in the related accrual balances.

	Beginning				Currency	Ending
	Balance at				and Other	Balance at
(In millions)	January 1, 2007	Charge incurred	Cash payments	Non-cash settlements	Adjustments	June 30, 2007
One-time termination benefits	$7	$10	$(7)	$(1)	$—	$9
Lease and contract obligations	22	—	(4)	(1)	(1)	16
Accelerated depreciation	—	13	—	(13)	—	—
Other associated costs	2	1	—	(3)	—	—

Total	$31	$24	$(11)	$(18)	$(1)	$25
Note H — Pension Disclosures
The components of net periodic pension cost for our foreign defined benefit plans are as follows:

(In millions)	Second Quarter		First Half
	2007	2006	2007	2006
Service cost	$1.3	$2.0	$3.1	$3.9
Interest cost	2.9	2.9	5.8	5.7
Expected return on plan assets	(2.2)	(1.9)	(4.4)	(3.8)

Net periodic pension cost	$2.0	$3.0	$4.5	$5.8

For the quarter and year-to-date periods ended June 30, 2007, we have contributed approximately $1 million and $3 million, respectively, to our foreign pension plans. We currently anticipate making annual contributions in a range of $3 million to $5 million to our foreign pension plans in 2007.

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
This MD&A contains significant amounts of forward-looking information. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Our discussion of Risk Factors, found in Item 1A of this Form 10-Q and our 2006 Annual Report on Form 10-K, and Forward-Looking Statements, found immediately following the MD&A in our 2006 Annual Report on Form 10-K, apply to these forward-looking statements.
RESULTS OF OPERATIONS
OVERVIEW
A summary of factors important to understanding the results for the second quarter of 2007 is provided below and further discussed in the narrative that follows this overview.
•	Second quarter sales grew 4% to $3.6 billion compared to the second quarter of 2006. Sales growth in North America was flat in the second quarter down from 3% in the first quarter, reflecting a continuation of the weak economic conditions that we began to experience in the first quarter, particularly in our small business sector. North American Retail Division sales grew 1% with comparable store sales down 5% for the quarter. International Division sales increased 14% in U.S. dollars and 7% in local currencies.

•	Our North American businesses were depressed by a continuation of the slowdown in housing sales, and a softening economy. Particularly affected were our small business customers in both our North American Retail Division as well as our North American Business Solutions Division.

•	As part of our previously announced streamlining activities, we recorded $12 million of charges in the second quarter of 2007 and $8 million of charges in the second quarter of 2006 (the “Charges”). We have lowered our anticipated Charges for the full year 2007 and increased our estimates for 2008, in part reflecting the impact of external approvals required on certain International projects.

•	Gross margin declined 50 basis points due principally to a shift in mix and increased property costs associated with new stores, partially offset by higher private brand sales. Operating expenses increased as a percentage of sales by approximately 10 basis points, reflecting investments made which more than offset benefits from cost management initiatives.

•	Net earnings for the quarter were $109 million compared to $118 million in the same quarter of the prior year, and diluted earnings per share were $0.40 in the second quarter of 2007 versus $0.41 in the same period a year ago. After-tax second quarter Charges negatively impacted EPS by $0.03 in 2007 and $0.02 in 2006.

•	Net earnings for the year to date period were $265 million compared to $248 million in the same period of the prior year, and diluted earnings per share were $0.95 in the first six months of 2007 versus $0.85 in the same period a year ago. After-tax Charges negatively impacted EPS by $0.08 in 2007 and $0.07 in 2006.

•	During the second quarter of 2007, we acquired 3.1 million shares of our common stock under publicly announced share repurchase programs. Year to date share acquisitions under these programs total 5.7 million shares for approximately $200 million.
Charges and Division Results
Charges
The Charges recognized during the second quarter and first half of 2007 and 2006 are included in the following lines in our Condensed Consolidated Statements of Earnings.

(In millions)	Second Quarter		First Half
	2007	2006	2007	2006
Cost of goods sold and occupancy costs	$—	$—	$—	$1
Store and warehouse operating and selling expenses	10	6	19	21
General and administrative expenses	2	2	5	5

Total Charges	$12	$8	$24	$27

Charges incurred since this program began in the third quarter of 2005 total $369 million. In our 2006 year end and first quarter 2007 disclosures we anticipated recognizing $72 million of Charges during 2007. However, certain international projects will not be implemented in the timeframe originally anticipated in part due to required third party approvals on certain projects. We currently estimate recognizing $30 million of Charges during the second half of 2007, for a 2007 total of $54 million. We anticipate recognizing $65 million of Charges in 2008. Charges will be recognized when the related accounting criteria are met. As with any estimate, the timing and amounts may change when projects are implemented. Additionally, changes in foreign currency exchange rates may have an impact on amounts reported in U.S. dollars related to foreign operations.
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

North American Retail Division

	Second Quarter		First Half
(Dollars in millions)	2007	2006	2007	2006
Sales	$1,525.3	$1,507.6	$3,373.9	$3,298.3
% change	1%	4%	2%	5%
Division operating profit	$103.6	$96.4	$258.3	$231.2
% of sales	6.8%	6.4%	7.7%	7.0%
Second quarter 2007 sales increased 1% to $1.5 billion, compared to 3% growth in the first quarter. Comparable store sales in the 1,063 stores in the U.S. and Canada that have been open for more than one year decreased 5% for the second quarter and 4% for the first half of 2007. Comp sales were negatively impacted during the quarter by the continued softness in the economy, reflecting our customer base of predominately small and home office businesses, as well as non-business consumers. We experienced softer sales in furniture and supplies, and to a lesser extent technology, during the quarter as our customers adjusted their spending in reaction to macroeconomic conditions such as changes in the housing market and higher fuel costs. Also, we chose to reduce certain less effective promotional activity during the quarter which lowered our comp sales by approximately 70 basis points. Despite these soft market conditions, data from The NPD Group indicates that Office Depot’s retail revenue share among office supply stores increased sequentially in the second quarter. Comp sales earlier in the year were also negatively impacted by soft computer sales in advance of the Microsoft ® Vista TM software launch.
The continued decline in U.S. new home construction during the second quarter underlines an ongoing softening in the broader housing market. This trend significantly impacted our furniture business which continued to experience soft sales and accounted for approximately 160 basis points of impact to our overall comp sales decrease. In addition, we believe that the impact of this housing slump has adversely affected a broad range of small businesses and resulted in a reduction in our customers’ overall spending patterns. Combined with rising fuel prices, these macroeconomic conditions have negatively impacted our sales. Other drivers of the negative comps include new store build out (70 basis points), changes in our mail-in rebate programs (40 basis points), and increases in private brand penetration (10 basis points).
Although comparable store sales were disappointing, the North American Retail Division delivered a 7% increase in operating profit to $104 million for the second quarter of 2007, compared to $96 million in the same period of the prior year. On a year to date basis, Division operating profit increased 12% to $258 million.
Higher product margins and cost management initiatives more than offset the impact of the negative comps and increased property costs associated with new stores. Operating profit margins expanded to 6.8%, up 40 basis points from 6.4% in the prior year period. Average ticket size increased slightly. Year to date operating profit margin increased 70 basis points to 7.7% compared to the same period last year. However, looking ahead to the third quarter we are seeing early indications of a tough retail environment from a consumer slowdown in spending that could result in a more competitive and promotional environment for the back-to-school season.
Inventory per store was $965 thousand as of the end of the second quarter of 2007, 3% lower than the same period last year. On an average basis, inventory per store was $1,017 thousand for the second quarter of 2007, 4% higher than the same period last year.
During the second quarter, we opened 15 stores and closed 3 stores. At the end of the second quarter, Office Depot operated a total of 1,186 office products stores throughout the U.S. and Canada. Our current plans are to open approximately 125 stores this year, down from our previous estimate of 150. We also anticipate opening approximately 150 stores in 2008, down from our previous estimate of 200. We believe that we continue to have significant opportunity to expand our store count, but have moderated our roll-out strategy to reflect current economic conditions. Most of these stores will be opened as fill-ins in markets in which we currently operate. The opening of such stores is likely to impact sales of existing stores in their respective markets. As an example, comp sales were negatively impacted by approximately 70 basis points in the quarter by the effect of these fill-ins. These additions, however, should allow us to leverage our advertising and supply chain costs. Further, we believe competitive intrusion had less than a 50 basis point impact on our sales.
In the second quarter, we remodeled 54 stores and have a goal of remodeling all remaining stores in the next few years. These remodeling activities affect the performance of the North American Retail Division from both acceleration of depreciation of store assets, as well as from the costs associated with the specific remodel efforts, some of which are not capitalizable. We exclude the brief remodel period from our comp store calculation.
North American Business Solutions Division

	Second Quarter		First Half
(Dollars in millions)	2007	2006	2007	2006
Sales	$1,123.2	$1,128.7	$2,285.6	$2,258.7
% change	—%	6%	1%	7%

Division operating profit	$79.7	$104.9	$152.9	$198.6
% of sales	7.1%	9.3%	6.7%	8.8%
North American Business Solutions Division sales were essentially unchanged compared to the second quarter of last year, compared to 3% growth in the first quarter. Second quarter 2007 revenue reflects growth in the contract channel of 4%, which was offset by expected declines in our direct channel from the continued effects of our brand consolidation in the prior year. This consolidation was a deliberate action geared toward reducing unprofitable business from our portfolio. As with the North American Retail Division, sales in this Division are being impacted by a soft macroeconomic environment, especially in the small-sized businesses.
Offsetting softer sales in small-sized businesses is our strong momentum in our large-business and national accounts, especially in the government and education customer sectors. These are profitable customers for the Division and carry higher average total sales, although at lower margins.
The North American Business Solutions Division had an operating profit of $80 million for the second quarter of 2007 compared to $105 million for the same period of the prior year. On a sequential basis, operating margins improved 80 basis points from the first quarter of 2007, despite lower sales volume. Compared to the second quarter of 2006, however, operating margins declined as expected, reflecting a continuation of the temporarily higher expense levels associated with the investment in the expansion of both the contract sales force and the implementation costs associated with a new furniture delivery program, as well as the impact of changes in sales mix. We anticipate that our operating margins will continue to improve sequentially during the second half of the year.
During June 2007, we acquired Axidata Inc., a small Canada-based office products delivery company.

International Division

	Second Quarter		First Half
(Dollars in millions)	2007	2006	2007	2006
Sales	$983.0	$858.6	$2,065.7	$1,753.6
% change	14%	1%	18%	(3%)

Division operating profit	$42.1	$48.5	$124.2	$117.2
% of sales	4.3%	5.6%	6.0%	6.7%
At almost $1.0 billion, the International Division reported increased revenues of $124 million, or an increase of 14% compared to the prior year. Sales in local currency increased 7% over the prior year. This marks the sixth consecutive quarter of sales growth in local currencies. In particular, our focus on expanding the contract sales force and new account acquisition continues to drive the top-line with sales in the contract channel growing by double digits in local currency versus the same period last year.
Division operating profit was $42 million for the quarter, compared to $48 million in the same period of 2006. Operating profit margin of 4.3% for the second quarter was 130 basis points lower than the second quarter of 2006. For the first half of 2007, operating profit margin was 70 basis points lower than the same period in 2006.
During the quarter, the International Division made a number of investments that resulted in short-term operating margin compression of approximately 100 basis points but positioned us to deliver longer term expansion. For example, we added almost 200 sales representatives in Europe and Asia, expanded our global sourcing office in China and expanded our regional offices in Asia and Latin America. We also re-branded our Korean business from Best Office to Office Depot, which introduces the benefits of a global brand to that market. We completed a similar re-branding in China last year. These investments during the quarter more than offset the benefits from our continued focus on reducing ongoing operating costs. Our efforts here are focused on investing in strategies that provide long term growth potential.
Acquisitions completed in the second half of 2006 also resulted in approximately 30 basis points of operating margin compression compared to the second quarter last year. However, collectively, the companies acquired in the prior year have grown their revenues by over 50% on an annualized basis. We see these smaller acquisitions as opportunities to seed emerging market growth.
It is expected that these investments will begin to expand operating margin beginning next year.
In Europe, we intend to migrate our Viking brand to our Office Depot brand over the next few years to expand our growing brand equity with our customers globally. We will migrate through a dual branding effort, transitioning our Viking name in a slow, thoughtful fashion.
Corporate and Other
General and Administrative Expenses: As noted above, the portion of G&A considered directly or closely related to unit activity is included in the measurement of Division operating profit. The remaining corporate G&A includes Charges of $2 million in the second quarter of both 2007 and 2006 and $5 million in the first half of 2007, as well as the first half of 2006. During 2006, we sold our current corporate campus and leased the facility back as construction of a new facility is being completed. Amortization of the deferred gain on the sale largely offsets the rent during the leaseback period. After considering the impact of Charges recognized in the period, corporate G&A expenses as a percentage of sales decreased approximately 40 basis points during the second quarter of 2007 compared to the same periods of 2006 reflecting the impact of leverage on higher sales, lower variable pay and current cost control efforts.

Other — Income Taxes: Our effective tax rate for the second quarter of 2007 was 26% and for the first half of the year 29%. The lower rate for the second quarter mainly reflects the impact from an adjustment to a valuation allowance based on current conditions. The effective tax rate may change due to shifts in domestic and international income and other factors. We anticipate our full year base operating rate to be approximately between 28.5% and 29%, though unforeseen events, including shifts in the relative percentage of domestic and international income, may impact the actual rate experienced.
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
We regularly evaluate the legal organizational structure of our entities, tax regulatory developments and the progress of ongoing tax examinations and adjust tax attributes to enhance planning opportunities. While we are evaluating certain transactions that could reduce the need for certain accruals during the fiscal year 2007, those considerations are not yet sufficiently developed to allow further adjustment to existing balances. One such transaction is a corporate restructuring related to one of the projects covered by our Charges . Should that restructuring change our assessment of the need for an existing accrual for uncertain tax positions of approximately $10 million, that reduction in our income tax provision would be presented as a benefit to the Charges when recognized.
Other income (expense) — Interest expense increased for both the quarter and first half or 2007 compared to the prior year, reflecting a higher level of short-term borrowings. Our average net debt, including short- and long-term borrowings, net of cash and investments, was $591 million for the second quarter of 2007, compared to $274 million for the same period in 2006 (see the Company’s web site for reconciliation of Non-GAAP financial measures). The increase in interest expense was partially offset by higher earnings in our Office Depot joint venture operations in Mexico and Latin America.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2007, we had approximately $123 million of cash and cash equivalents, as well as $844 million of available credit under our revolving credit facility. The credit availability reflects outstanding borrowings, as well as coverage of $76 million of outstanding letters of credit. We had an additional $51 million of letters of credit outstanding under separate agreements. We anticipate having sufficient liquidity to fund operations, planned store expansion, store remodels and other capital expenditures. We continue to evaluate and expect to execute further repurchases of our common stock based on cash flow and other considerations.
During the first half of 2007, cash provided by operating activities totaled $293 million compared to $484 million during the same period last year. Changes in net working capital and other components resulted in a $159 million use of cash in 2007 compared to a source of $56 million in 2006, primarily reflecting the timing of cash payments in both periods. Management of the timing of payments to vendors is subject to variability quarter to quarter depending on a variety of factors. These may include the flow of goods, credit terms, timing of promotions, vendor production planning, new product introduction and working capital management. For example, the timing of back-to-school activities is expected to be later this year than last year. This variability could result in an incremental use of about $150 million in cash during the third quarter versus a year ago. The adoption of FIN 48 during the first quarter of 2007 resulted in the reclassification of certain tax-related working capital accounts from their appropriate presentation at the end of 2006, but this adoption had no cash impacts.
Cash used in investing activities was $190 million in the first half of 2007, compared to $276 million in the same period last year. The use of cash for the first half of 2007 reflects $225 million of capital expenditures for our new store openings and remodels in North America, as well as distribution network infrastructure costs and investments in information technology. During the first half of 2007, we received approximately $95 million of proceeds from the disposition of assets, including proceeds from a second quarter sale-leaseback transaction related to a European warehouse facility. The gain realized on that transaction will be amortized over the lease term. We also acquired Axidata Inc., a small Canada-based office products delivery company. In addition to that acquisition, during the first six months of 2007 we have made previously accrued acquisition-related payments to former owners of entities acquired in 2006. Investing activities in 2006 included capital expenditures from our store expansion, as well as the net purchase of short-term investments. We anticipate capital spending for the full year 2007 to be under $500 million, in part due to a decrease in planned new store openings from 150 to 125. For 2008, we expect capital expenditures of approximately $500 million to $550 million, down from the $600 million estimated in the first quarter of 2007, which reflects a reduction in the number of planned new store openings from 200 to 150.
Cash used in financing activities was $156 million in the first six months of 2007, compared to $578 million during the same period in 2006. Under plans approved by our board of directors, we purchased 5.7 million shares of our common stock for approximately $200 million in the first six months of 2007, compared to repurchases of 18.7 million shares for $670 million in the same period of 2006. Additionally, net short-term borrowings in the first half of 2007 totaled approximately $17 million, compared to net repayments of approximately $23 million in the same period of 2006. Proceeds from the issuance of common stock under our employee related plans and tax benefits from employee exercises of share-based awards also had an impact on the first half of both years.
During May 2007, we amended and extended our Revolving Credit Facility (the “Agreement”). The Agreement provides for multi-currency borrowings of up to $1 billion which, upon approval of the lenders, may be increased to $1.25 billion. The Agreement has a sub-limit of up to $350 million for standby and trade letters of credit issuances. Amounts may be borrowed, repaid and reborrowed through May 25, 2012. Borrowings under this Agreement will bear interest at either (a) the base rate, described in the Agreement as a fluctuating rate equal to the lead bank’s base rate, (b) the Eurodollar rate, described in the Agreement as a periodic fixed rate equal to LIBOR plus a percentage spread based on the Company’s credit rating and fixed charge coverage ratio, or (c) the rate set through a bid process. The Agreement contains pricing-related financial covenants, facility fees and default provisions that are customary for credit facilities of this type.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risks
At June 30, 2007, there had not been a material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2006 Annual Report on Form 10-K.
Foreign Exchange Rate Risks
At June 30, 2007, there had not been a material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2006 Annual Report on Form 10-K.
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
Office Depot has received a letter of informal inquiry from the United States Securities & Exchange Commission (“SEC”), looking into the Company’s contacts and communications with financial analysts during 2007. The Company intends to cooperate fully with the SEC and does not anticipate commenting further on this matter while the inquiry is pending.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on
Form 10-K for the fiscal year ended December 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to Company purchases made of Office Depot, Inc. common stock during the second quarter of the 2007 fiscal year:

				(d) Maximum Number
				of Shares (or
			(c) Total Number of	Approximate Dollar
			Shares Purchased as	Value) that May Yet
			Part of Publicly	Be Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs (1,2)	Programs
April 1, 2007 — April 28, 2007	2,396,800	$35.57	2,396,800	$524,281,213
April 29, 2007 — May 26, 2007	691,300	$34.73	691,300	$500,000,000
May 27, 2007 — June 30, 2007	—	$ —	—	$500,000,000
Total	3,088,100	$35.38	3,088,100	$500,000,000

(1)	On May 12, 2006, the board of directors authorized a common stock repurchase program whereby we were authorized to repurchase up to $500 million of our common stock. This program commenced on August 3, 2006 and concluded on May 4, 2007.

(2)	On April 25, 2007, the board of directors authorized a common stock repurchase program whereby we are authorized to repurchase an additional $500 million of our common stock. As of June 30, 2007, there had been no common stock repurchases made under this authorization.

Item 4. Submission of Matters to a Vote of Security Holders
The Company’s annual meeting of stockholders was held on April 25, 2007. Of the total number of common shares outstanding on March 20, 2007, a total of 216,052,974 were represented in person or by proxy. Results of votes with respect to proposals submitted at that meeting are as follows:
a.	To elect 12 nominees to serve as directors to hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified. Our stockholders voted to elect all 12 nominees to serve as directors. Votes recorded, by nominee, were as follows:

		Against/
Nominee	For	Withheld
Lee A. Ault, III	213,980,034	2,072,939
Neil R. Austrian	212,485,932	3,567,041
David W. Bernauer	214,268,169	1,784,803
Abelardo E. Bru	214,260,890	1,792,082
Marsha Evans	214,268,332	1,784,641
David I. Fuente	213,900,743	2,152,229
Brenda J. Gaines	214,261,133	1,791,839
Myra M. Hart	214,143,598	1,909,376
W. Scott Hedrick	210,052,847	6,000,126
Kathleen Mason	213,682,098	2,370,876
Michael J. Myers	210,293,829	5,759,143
Steve Odland	208,920,171	7,132,801
b.	To approve our 2007 Long-Term Incentive Plan. Our stockholders voted to approve this proposal with 172,149,886 votes for and 18,872,751 votes against. There were 1,622,330 abstentions and 83,391,054 broker non-votes.

c.	To ratify our Board’s appointment of Deloitte & Touche LLP as our independent public accountants for the 2007 fiscal year. Our stockholders voted to approve this proposal with 209,830,347 votes for and 4,619,866 votes against. There were 1,602,760 abstentions and 59,983,048 broker non-votes.
Item 6. Exhibits
Exhibits

10.1	Credit Agreement, dated May 25, 2007, among Office Depot, Inc., the several lenders from time to time party thereto and Wachovia Bank, N.A., as agent
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC. (Registrant)
Date: July 26, 2007	By:	/s/ Steve Odland
Steve Odland
Chief Executive Officer and Chairman, Board of Directors (Principal Executive Officer)

Date: July 26, 2007	By:	/s/ Patricia McKay
Patricia McKay
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 26, 2007	By:	/s/ Jennifer Moline
Jennifer Moline
Senior Vice President and Controller (Principal Accounting Officer)