Form 10-K/A
period 2006-12-30
OFFICE DEPOT INC
filed 2007-11-20
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
Amendment No. 1
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
The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At October 27, 2007, there were 272,972,896 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.
Documents Incorporated by Reference:
Portions of our Proxy Statement for the Annual Meeting held on April 25, 2007, are incorporated by reference in Part III hereof.

OFFICE DEPOT, INC.
FORM 10-K/A
INTRODUCTORY NOTE
This Amendment No. 1 to the annual report on Form 10-K/A (“Form 10-K/A”) is being filed to amend the company’s annual report on
Form 10-K for the year ended December 30, 2006, which was originally filed on February 14, 2007 (“Original Form 10-K”).
On October 29, 2007, Office Depot announced that its Audit Committee initiated an independent review principally focused on the accounting for certain vendor program funds. The review, which arose from a whistleblower complaint, was conducted with the assistance of independent legal counsel and forensic accountants. The investigation revealed errors in the timing of recognition of certain vendor program funds. The impact of these errors is to reduce previously reported gross profit, operating profit, net earnings and earnings per share in fiscal 2006 and the first two quarters of 2007 and defer recognition into future periods. Additionally, inventories and tax accounts have been adjusted on the consolidated balance sheet related to these deferrals.
As a result of the Audit Committee’s review, on November 8, 2007, the Board of Directors of the company approved a decision to restate the company’s 2006 financial statements including corrections to amounts previously reported in the third and fourth quarters of 2006 and the interim financial statements for the first and second quarters of 2007. The company is hereby amending its previously filed Form 10-K for the fiscal year 2006 and concurrently will file amended Forms 10-Q for the first and second quarters of 2007. We do not anticipate filing any amended Forms 10-Q for 2006. The financial statements and related disclosures for the period ended September 30, 2006 have been restated in the company’s Form 10-Q for the quarter ended September 29, 2007 to reflect the impact of the errors discussed above. This Form 10-K/A amends and restates:
•	Part I — Item 1A. Risk Factors

•	Part II — Item 6. Selected Financial Data

•	Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II — Item 8. Financial Statements and Supplementary Data
•	Management’s Report in Internal Controls Over Financial Reporting

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets

•	Consolidated Statements of Earnings

•	Consolidated Statements of Stockholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements — the impacts are more fully discussed in Note B — Results of Audit Committee Independent Review and Restatement of Financial Statements
•	Part II — Item 9A. Controls and Procedures

•	We are also updating the Signature Page and certifications of our Chief Executive and Chief Financial Officers on Exhibits 31.1, 31.2 and 32.
This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K, other than the restatement for the matter discussed above. Such events include, among others, the events described in the company’s current reports on Form 8-K filed and Forms 10-Q after the date of the Original Form 10-K.

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
Additional information regarding our business segments is presented below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) elsewhere in this Annual Report on Form 10-K/A.
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
Litigation Risks: Litigation and governmental investigations or proceedings arising out of or related to our Audit Committee’s internal accounting review could result in substantial costs. See “Part II — Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Audit Committee Independent Review and Restatement of Financial Statements.” In addition, we could be exposed to enforcement with respect to these matters by the SEC’s Division of Enforcement or other regulatory bodies. For a description of pending litigation and governmental proceedings and investigations, see “Part II — Item 1 — Legal Proceedings” in our current reports on Form 10-Q/A or Form 10-Q filed concurrent with or subsequent to this filing.
Restatement Risks: In July 2007, the company received a letter of informal inquiry from the SEC, looking into the company’s contacts and communications with financial analysts during 2007 as well as certain other matters, including inventory receipt, timing of vendor payments and certain intercompany loans. The SEC expanded its inquiry to include the timing of recognition of vendor program funds after notification by the company of its review of this area. Prior to filing its quarterly report on Form 10-Q for the quarter ended June 30, 2007, the company completed a review of the accounting matters related to inventory receipt, timing of vendor payments and certain intercompany loans, with the assistance of independent forensic accountants. The company, however, is continuing to discuss these issues with the SEC. While it is not anticipated, it is possible that such discussions with the SEC could result in a further restatement of the company’s financial statements and amendments to this report or prior annual reports and quarterly reports.
Material Weakness in Internal Controls: In connection with the Restatement and our reassessment of our internal control over financial reporting pursuant to the rules promulgated by the Commission under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, management has concluded that as of December 30, 2006, our disclosure controls and procedures were not effective and that we had a material weakness in our internal control over financial reporting. Please refer to Item 9A of this Form 10-K/A for further discussion of the ineffectiveness of and material weakness in our controls as of December 30, 2006. Should we be unable to remediate such material weakness promptly and effectively, an unresolved weakness could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly, annual and other reporting requirements under the Securities Exchange Act of 1934 in a timely manner. These effects could in turn adversely affect the trading price of our common stock and could result in a material misstatement of our financial position or results of operations and require a further restatement of our financial statements. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify control weaknesses.
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

(In thousands, except per share amounts and statistical data)	2006(1)	2005(2)	2004	2003(3)(4)	2002(3)(5)
	(Restated)
Statements of Earnings Data:
Sales	$15,010,781	$14,278,944	$13,564,699	$12,358,566	$11,356,633
Earnings from continuing operations before cumulative effect of accounting change	$503,471	$273,792	$335,504	$299,244	$309,415
Net earnings	$503,471	$273,792	$335,504	$273,515	$308,640

Earnings per share from continuing operations before cumulative effect of accounting change:
Basic	$1.79	$0.88	$1.08	$0.97	$1.01
Diluted	1.75	0.87	1.06	0.95	0.98

Net earnings per share:
Basic	$1.79	$0.88	$1.08	$0.88	$1.01
Diluted	1.75	0.87	1.06	0.87	0.97

Statistical Data:
Facilities open at end of period:
United States and Canada:
Office supply stores	1,158	1,047	969	900	867
Distribution centers	20	20	22	22	24
Call centers	—	3	13	13	13
International (6):
Office supply stores	125	70	78	64	50
Distribution centers	32	25	25	25	15
Call centers	30	31	31	31	13

Total square footage — North American Retail Division	28,520,269	26,261,318	24,791,255	23,620,343	23,203,013

Percentage of sales by segment:
North American Retail Division	45.2%	45.6%	43.8%	45.7%	51.1%
North American Business Solutions Division	30.5%	30.1%	29.8%	32.1%	34.5%
International Division	24.3%	24.3%	26.4%	22.2%	14.4%

Balance Sheet Data:
Total assets	$6,557,438	$6,098,525	$6,794,338	$6,194,679	$4,765,812
Long-term debt, excluding current maturities	570,752	569,098	583,680	829,302	411,970

(1)	Certain amounts restated. See Note B in the Notes to Consolidated Financial Statements.

(2)	Includes 53 weeks in accordance with our 52 — 53 week reporting convention.

(3)	Statements of Earnings Data for fiscal years 2003 and 2002, and Balance Sheet Data for 2003, have been restated to reflect adjustments for lease accounting.

(4)	Reflects the acquisition of Guilbert in June. Also, net earnings and net earnings per share data reflect cumulative effect of adopting a new accounting pronouncement.

(5)	As applicable, amounts have been adjusted to reflect the Australian business as discontinued operations.

(6)	Facilities of wholly-owned or majority-owned entities operated by our International Division.

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
Results of Audit Committee Independent Review and Restatement of Financial Statements
On October 29, 2007, the company announced that its Audit Committee initiated an independent review principally focused on the accounting for certain vendor program funds. The Audit Committee, with the assistance of independent legal counsel and forensic accountants, assessed the timing of recognition of certain vendor program arrangements. The review, which arose from a whistleblower complaint, revealed that during the period beginning in the third quarter of 2006 through the second quarter of 2007 funds due or received from vendors previously recognized in the current quarter should have been deferred into later periods.
The investigation revealed errors in timing of vendor program recognition and included evidence that some individuals within the company’s merchandising organization failed to provide Office Depot’s accounting staff with complete or accurate documentation of future purchase or performance conditions in certain vendor programs that would have otherwise required recognition of the related vendor funds to be deferred into future periods in accordance with the company’s established practices.
Based on both the qualitative and quantitative factors, the company concluded that the errors were material and the Board of Directors approved a restatement of the periods from the third quarter of 2006 through the second quarter of 2007. In addition to this Amendment No. 1 on Form 10-K/A, the company will file concurrently Forms 10-Q/A for the first and second quarters of 2007.
The impact of these errors is to reduce previously reported gross profit, operating profit, net earnings and earnings per share in prior quarters and recognize related amounts into future periods. The company’s amended reports reflect a reduction in diluted earnings per share of $0.02 in the quarter ended September 30, 2006, $0.03 in the quarter ended December 30, 2006, $0.01 in the quarter ended March 31, 2007, and $0.02 in the quarter ended June 30, 2007 as compared to amounts previously reported. Because of rounding and changes in share count, the diluted EPS impact over the period aggregates to $0.04 for fiscal year 2006 and a total of $0.07 per share over the period from the third quarter of 2006 through the second quarter of 2007. The future impact of the deferrals related to one period were considered in determining net deferrals in subsequent periods. The net deferral becomes a positive impact beginning in the later part of 2007 and extending through the years from 2008 through 2010. The financial restatements have resulted in reductions of previously reported company gross profit of approximately $7 million in the quarter ended September 30, 2006, $14 million in the quarter ended December 30, 2006 (an aggregate of $20 million for fiscal year 2006), $3 million in the quarter ended March 31, 2007, and $6 million in the quarter ended June 30, 2007. Approximately $4 million of vendor program funds which were identified during the investigation which would otherwise have been recognized in the quarter ended September 29, 2007 will also be deferred as a result of this review. The aggregate deferrals will be recognized in decreasing amounts through 2010, with approximately $12 million expected to be recognized in the quarter ending December 29, 2007, $15 million in fiscal year 2008 and the remainder in the future periods.
These restatements relate to non-cash items and the reduction in net earnings has been offset in the consolidated statement of cash flows by a change in working capital and other items such that net cash provided by operating activities has not changed for the periods restated. The impact to the balance sheet has been to reduce inventories by the amounts deferred and to increase short-term deferred tax assets for the tax impacts of the change in pre-tax earnings.

The following Management’s Discussion and Analysis gives effect to the restatement.
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
•	Excluding the 53rd week from 2005, total company sales increased 6% compared to 2005. North American Retail Division comp store sales grew 2%.
•	During 2006, we refined our measure of Division operating profit to include general and administrative expenses directly or closely attributable to each reportable segment and to exclude charges related to programs initially identified in 2005 following a company-wide review of operations, processes and commitments (the “Charges”). These Charges will continue to be recognized in future periods as the plans are implemented and the related accounting criteria are met. Also, we continue to explore ways to enhance our financial reporting and may refine presentation or allocations in future periods.
•	Diluted earnings per share for 2006 (as restated), 2005 and 2004 were $1.75, $0.87 and $1.06, respectively. The Charges had a $0.15 per share impact in 2006 and a $0.59 per share impact in 2005. The positive impact of the 53rd week on 2005 net earnings was approximately $0.05 per diluted share.
•	In the fourth quarter of 2006, we recognized a gain on building sale after debt termination of approximately $0.04 per share. We also recorded a charge to settle litigation of approximately ($0.04) per share.
•	After considering the impact of the Charges, building gain and legal settlement, our operating expenses as a percent of sales declined as a result of various cost control efforts, operational improvements and improved leverage from higher sales.
•	During 2006, we acquired all or a majority interest in certain entities headquartered in South Korea, North America, the Czech Republic and China, and increased our previous investment to a majority position in an entity in Israel. Results of those entities have been consolidated in our financial statements since the dates of acquisition.
•	Cash flow from operating activities was $827 million in 2006 and totaled $2.1 billion over the past three year period.
•	Under plans approved by our board of directors, we acquired 26.4 million shares of our common stock during the year.
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
NORTH AMERICAN RETAIL DIVISION

(Dollars in millions)	2006	2005	2004

	(Restated)
Sales	$6,789.4	$6,510.2	$5,940.7
% change	4%	10%	5%

Division operating profit	$454.3	$393.6	$291.3
% of sales	6.7%	6.0%	4.9%
Total sales in the North American Retail Division increased 4% in 2006 and 10% 2005 compared to the prior periods. However, 2006 sales increased 6% over the prior year after consideration of the impact of the additional week in 2005. Comp store sales in 2006 from the 1,036 stores that were open for more than one year increased 2%. Comp store sales in 2005 from the 945 stores that were open for at least one year increased 3%. The growth in total sales reflects our new store openings, as well as improved selling efforts and effective merchandising and marketing programs. During 2006 and 2005, we increased our private brand offerings, continued improving the effectiveness of our inserts and advertising campaigns and maintained our official office supply partnership with NASCAR®. Also during 2006, we transformed our previous Advantage loyalty program into our WorkLifeTM Rewards program, which has continued to promote long-term customer relationships.
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
NORTH AMERICAN BUSINESS SOLUTIONS DIVISION

(Dollars in millions)	2006	2005	2004

	(Restated)
Sales	$4,576.8	$4,300.8	$4,045.5
% change	6%	6%	2%

Division operating profit	$367.0	$350.8	$276.2
% of sales	8.0%	8.2%	6.8%

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
During 2006, an additional $63 million associated with these projects was recognized as the previously-identified plans were implemented and the related accounting recognition criteria were met. These projects primary related to consolidating and streamlining activities and resulted in charges for severance-related expenses, accelerated depreciation and amortization and other expenses. Of this total, approximately $1 million was recognized in cost of goods sold, approximately $37 million in store and warehouse operating and selling expenses, $7 million in asset impairments related to additional KRU properties and $18 million in general and administrative expenses. Some of these activities, such as planned facility closings, will extend into 2007 and 2008. The costs associated with these activities will be recognized in future periods as incurred, or in the case of asset utilization, over the period of remaining estimated useful life. A summary of past and estimated future charges is presented below.

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
Income Taxes

(Dollars in millions)	2006	2005	2004

	(Restated)
Income Taxes	$203.6	$87.7	$125.7
Effective income tax rate*	29%	24%	27%

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
We hold cash throughout our service areas, but we principally manage our cash through regional headquarters in North America and Europe. We may move cash between those regions from time to time through short-term transactions, including $144 million that we transferred from Europe to North America and paid down our revolving line of credit at the end of the fourth quarter of 2006. We transferred these amounts at the end of the quarter which reduced the amount outstanding under the revolving credit facility reported at the end of the financial reporting period. During the first quarter of 2007, we borrowed a like amount under our revolving credit facility to repay the amount transferred from Europe. Similar transfers are likely at future quarterly periods, pending completion of a non-taxable distribution to the U.S. anticipated in the fourth quarter of 2007. Other distributions, including distributions of foreign earnings or changes in long-term arrangements could result in significant additional U. S. tax payments and income tax expense. There are no current plans to change our expectation of foreign earnings reinvestment or the long-term nature of our intercompany arrangements.
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
Operating Activities
The change in cash flow from operating activities during 2006 reflects increased contribution from the core business and positive impacts of working capital management. Throughout the year, we have worked to collect our cash more timely and to better align trade payables with inventory turnover. The timing of payments is subject to variability during the year depending on a variety of factors, including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. The company manages the timing of accounts payable and has deferred payments to vendors near quarter-end which has the effect of reducing its working capital position. The effect of such vendor payment deferrals at quarter-end on our financial statements is to report a higher accounts payable balance and lower balance of outstanding borrowings on our revolving credit facility than would otherwise appear if the vendor payments had not been deferred. Such deferrals totaled approximately $50 million at year end 2006, none at year end 2005 and $200 million at year end 2004. For the company’s accounting policy on cash management, see Note A of the Notes to Consolidated Financial Statements. Deferrals may increase or decrease in future periods as conditions warrant. The change in cash flows from operating activities during 2005 reflects increased business performance after considering non-cash elements of the Charges and non-cash equity compensation, offset by the reduction of trade payables and payment of taxes. Following our adoption of FAS 123R in the third quarter of 2005, the presentation of tax benefits received from the exercise of stock options in excess of the tax benefit on their estimated fair value has changed from a component of operating activities to a component of financing activities in the statement of cash flows. Operating cash flow in 2004 includes the impact of higher accounts receivable balances from increased fourth quarter sales activity, as well as an increase in receivables from vendors. The higher volume of purchases finalized at the end of the year, along with the increase in promotional activity contributed to the increase in receivables from our vendors.
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
Contractual Obligations
The following table summarizes our contractual cash obligations at December 30, 2006, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

		Less than			After 5
Contractual Obligations	Total	1 year	1 – 3 years	4 – 5 years	years

Long-term debt obligations (1)	$681.8	$65.8	$51.4	$114.6	$450.0
Capital lease obligations (2)	456.3	16.0	39.9	52.6	347.8
Operating leases (3)	4,394.1	490.5	848.3	690.9	2,364.4
Purchase obligations (4)	148.4	99.0	48.9	0.5	—
Other long-term liabilities (5)	—	—	—	—	—

Total contractual cash obligations	$5,680.6	$671.3	$988.5	$858.6	$3,162.2

(1)	Long-term debt obligations include our $400 million senior notes and borrowings under our revolving credit facility, excluding any related discount. Amounts include contractual interest payments (using the interest rate as of December 30, 2006 for the revolving credit facility). Amounts due under our revolving credit facility have been classified according to its scheduled maturity in April 2010; however, we may refinance this borrowing under a future credit facility.

(2)	The present value of these obligations, are included on our Consolidated Balance Sheets. See Note F of the Notes to Consolidated Financial Statements for additional information about our capital lease obligations.

(3)	Our operating lease obligations are described in Note H of the Notes to Consolidated Financial Statements.

(4)	Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding on us that meet any of the following criteria: (1) they are noncancelable, (2) we would incur a penalty if the agreement was cancelled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services. If the obligation is noncancelable, the entire value of the contract is included in the table. If the obligation is cancelable, but we would incur a penalty if cancelled, the dollar amount of the penalty is included as a purchase obligation. If we can unilaterally terminate the agreement simply by providing a certain number of days notice or by paying a termination fee, we have included the amount of the termination fee or the amount that would be paid over the “notice period.” As of December 30, 2006, purchase obligations include television, radio and newspaper advertising, sports sponsorship commitments, telephone services, and software licenses and service and maintenance contracts for information technology. Contracts that can be unilaterally terminated without a penalty have not been included.

(5)	Our Consolidated Balance Sheet as of December 30, 2006 includes $403.3 million classified as “Deferred income taxes and other long-term liabilities.” This caption primarily consists of our net long-term deferred income taxes, the unfunded portion of our pension plans, deferred lease credits, and liabilities under our deferred compensation plans. These liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note G of the Notes to Consolidated Financial Statements for additional information regarding our deferred tax positions and Note I for a discussion of our employee benefit plans, including the pension plans and the deferred compensation plan.
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
Forward-looking information involves future risks and uncertainties. Much of the information in this report that looks towards future performance of our company is based on various factors and important assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements in this Report. Significant factors that could impact our future results are provided in Item 1A. Risk Factors included in our 2006 Annual Report on Form 10-K/A. Other risk factors are incorporated into the text of our MD&A, which should itself be considered a statement of future risks and uncertainties, as well as management’s view of our businesses.
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
Item 8. Financial Statements and Supplementary Data.
See Item 15(a) in Part IV.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Restatement
On October 29, 2007, Office Depot announced that its Audit Committee initiated an independent review principally focused on the accounting for certain vendor program funds. The Audit Committee, with the assistance of independent legal counsel and forensic accountants, assessed the timing of recognition of certain vendor program arrangements. The investigation revealed errors in timing of vendor program recognition and included evidence that some individuals within the company’s merchandising organization failed to provide Office Depot’s accounting staff with complete or accurate documentation of future purchase or performance conditions in certain vendor programs that would have otherwise required recognition of the related vendor funds to be deferred into future periods in accordance with the company’s established practices.
As a result of the Audit Committee’s review, on November 8, 2007, the Board of Directors of the company approved a restatement of the company’s 2006 financial statements including corrections to amounts reported in the third and fourth quarters of 2006 and the interim financial statements for the first and second quarters of 2007, and the company is concurrently amending its Form 10-K for the fiscal year 2006 and its Forms 10-Q for the first and second quarters of 2007.
In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting. Based on both quantitative and qualitative factors, management has concluded that the findings detected during the investigation of the accounting for certain vendor program funds has resulted in the identification of a material weakness in internal controls over financial reporting. Management is evaluating and implementing changes in internal control over financial reporting relating to the timing of the recognition of vendor program funds in order to address the identified areas of the material weakness.
Disclosure Controls and Procedures
The company’s management re-evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures mean the company’s controls and other procedures that are designed to ensure that information required to be disclosed by the company in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be in this report is made known to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The company’s management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the possible controls and procedures.
Based upon the re-evaluation of the company’s disclosure controls and procedures, as of the end of the period covered by this report, the company’s principal executive officer and principal financial officer concluded that, as of such date, the company’s disclosure controls and procedures were not effective at the reasonable assurance level, due to the fact that there was a material weakness in our internal control over financial reporting (which is a subset of disclosure controls and procedures) related to the timing of purchase commitments with vendors and the recognition of vendor program funds which resulted in the errors described in Note B to the consolidated financial statements. This material weakness resulted from deficiencies in the design of internal controls related to ensuring that complete and accurate documentation is provided to individuals responsible for the proper recognition of vendor program funds.

Internal Control Over Financial Reporting
(a)	Management’s Report on Internal Control Over Financial Reporting (revised)

See Item 15(a)1 in Part IV.

(b)	Attestation Report of the Independent Registered Public Accounting Firm (revised)

See Item 15(a)1 in Part IV.

(c)	Changes in Internal Controls
The identification of the material weakness discussed above occurred during the quarter ended September 29, 2007 and is a change that materially affected the company’s internal control over financial reporting. The material weakness identified is the result of an internal investigation, which arose from a whistleblower complaint. The preliminary results of this investigation were brought to the attention of the Audit Committee who engaged counsel and commenced an independent investigation of the matter. The investigation revealed that certain types of vendor arrangements were not recognized as a reduction to cost of goods sold and occupancy costs in the correct fiscal period.
The company made no changes to its internal control over financial reporting for the quarter ended December 30, 2006. However, the material weakness discussed above was identified during 2007 and will result in future mitigation activities.
Item 9B. Other Information.
None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
Information concerning our executive officers is set forth in Item 1 of this Form 10-K/A under the caption “Executive Officers of the Registrant.”
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of November 2007.

OFFICE DEPOT, INC.
By	/s/ STEVE ODLAND
Steve Odland
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on November 20, 2007.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (Revised)
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
As a result of the restatement discussed in Note B to the consolidated financial statements, management reassessed the effectiveness of the company’s internal control over financial reporting as of December 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework.
Based on our reassessment, management has determined that, as of December 30, 2006, the company’s internal control over financial reporting was not effective due to a material weakness related to the accounting for certain vendor program funds. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted from deficiencies in the design of internal controls related to ensuring that complete and accurate documentation is provided to individuals responsible for the proper recognition of vendor program funds.
The company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our revised assessment of the company’s internal control over financial reporting. Their report appears on the following page.

/s/ STEVE ODLAND
Steve Odland
Chairman, Board of Directors and
Chief Executive Officer

/s/ PATRICIA McKAY
Patricia McKay
Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Office Depot, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as revised), that Office Depot, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 30, 2006, because of the effects of the material weakness identified in management’s reassessment, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our report dated February 12, 2007, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting. As described in the following paragraph, the Company subsequently identified accounting errors associated with a material weakness, which caused the annual and interim consolidated financial statements to be restated, as described in Note B to the consolidated financial statements as of and for the year ended December 30, 2006. Accordingly, management subsequently revised its assessment of the effectiveness of the Company's internal control over financial reporting and our present opinion on the effectiveness of the Company's internal control over financial reporting as of December 30, 2006, expressed herein is different from that expressed in our previous report.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to the accounting for certain vendor program funds. This material weakness results from deficiencies in the design of the Company’s internal controls related to ensuring that complete and accurate documentation is provided to individuals responsible for the proper recognition of vendor program funds.
In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of December 30, 2006 is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effects of the material weakness discussed above on the achievement of the control objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 30, 2006 of the Company and our report dated February 12, 2007 (November 15, 2007 as to the effects of the restatement discussed in Note B) expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Fort Lauderdale, Florida
February 12, 2007 (November 15, 2007 as to the effects of the material weakness discussed in Management’s Report on Internal Control Over Financial Reporting, as revised)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Office Depot, Inc.:
We have audited the accompanying consolidated balance sheets of Office Depot, Inc. and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005 and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
As discussed in Note B, the accompanying 2006 consolidated financial statements have been restated.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2007 (November 15, 2007 as to the effects of the material weakness discussed in Management’s Report on Internal Control over Financial Reporting, as revised) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the material weakness.
/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Fort Lauderdale, Florida
February 12, 2007 (November 15, 2007 as to the effects of the restatement discussed in Note B)

OFFICE DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 30,	December 31,
	2006	2005

	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$173,552	$703,197
Short-term investments	—	200
Receivables, net of allowances of $32,581 in 2006 and $40,122 in 2005	1,480,316	1,232,107
Inventories, net	1,539,685	1,360,274
Deferred income taxes	131,977	136,998
Prepaid expenses and other current assets	116,931	97,286

Total current assets	3,442,461	3,530,062
Property and equipment, net	1,424,967	1,311,737
Goodwill	1,198,886	881,182
Other assets	491,124	375,544

Total assets	$6,557,438	$6,098,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,561,784	$1,324,198
Accrued expenses and other current liabilities	1,224,565	979,796
Income taxes payable	135,448	117,487
Short-term borrowings and current maturities of long-term debt	48,130	47,270

Total current liabilities	2,969,927	2,468,751
Deferred income taxes and other long-term liabilities	403,289	321,455
Long-term debt, net of current maturities	570,752	569,098
Minority interest	16,023	—
Commitments and contingencies
Stockholders’ equity:
Common stock – authorized 800,000,000 shares of $.01 par value; issued and outstanding shares – 426,177,619 in 2006 and 419,812,671 in 2005	4,262	4,198
Additional paid-in capital	1,700,976	1,517,373
Accumulated other comprehensive income	295,253	140,745
Retained earnings	3,370,538	2,867,067
Treasury stock, at cost – 149,778,235 shares in 2006 and 122,787,210 shares in 2005	(2,773,582)	(1,790,162)

Total stockholders’ equity	2,597,447	2,739,221

Total liabilities and stockholders’ equity	$6,557,438	$6,098,525

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

	2006	2005	2004

	(Restated)
Sales	$15,010,781	$14,278,944	$13,564,699
Cost of goods sold and occupancy costs	10,363,437	9,886,921	9,308,560

Gross profit	4,647,344	4,392,023	4,256,139

Store and warehouse operating and selling expenses	3,296,443	3,243,935	3,048,809
Asset impairments	7,450	133,483	11,528
General and administrative expenses	651,696	666,563	665,825
Gain on sale of building	(21,432)	—	—

Operating profit	713,187	348,042	529,977

Other income (expense):
Interest income	9,828	22,204	20,042
Interest expense	(40,830)	(32,380)	(61,108)
Loss on extinguishment of debt	(5,715)	—	(45,407)
Miscellaneous income, net	30,565	23,649	17,729

Earnings before income taxes	707,035	361,515	461,233
Income taxes	203,564	87,723	125,729

Net earnings	$503,471	$273,792	$335,504

Net earnings per share:
Basic	$1.79	$0.88	$1.08
Diluted	1.75	0.87	1.06

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

				Unamortized	Accumulated
	Common	Common	Additional	Value of Long-	Other	Compre-
	Stock	Stock	Paid-in	Term Incentive	Comprehensive	hensive	Retained	Treasury
	Shares	Amount	Capital	Stock Grant	Income (Loss)	Income	Earnings	Stock

Balance at December 27, 2003	398,822,742	$3,988	$1,175,497	$(1,362)	$214,764		$2,257,771	$(903,537)
Comprehensive income:
Net earnings						335,504	335,504
Foreign currency translation adjustment					126,603	126,603
Amortization of gain on hedge					(1,659)	(1,045)

Comprehensive income						$461,062

Acquisition of treasury stock								(65,578)
Grant of long-term incentive stock	105,531	1	1,700	(1,700)
Cancellation of long-term incentive stock	(32,304)		(186)	186
Exercise of stock options (including income tax benefits and withholding)	6,029,546	60	81,695					(400)
Issuance of stock under employee stock purchase plans			(1,114)
Direct Stock Purchase Plans			27					37
Amortization of long-term incentive stock grant				751

Balance at December 25, 2004	404,925,515	4,049	1,257,619	(2,125)	339,708		2,593,275	(969,478)
Comprehensive income:
Net earnings						273,792	273,792
Foreign currency translation adjustment					(197,273)	(197,273)
Amortization of gain on hedge					(1,690)	(1,065)

Comprehensive income						$75,454

Acquisition of treasury stock								(815,236)
Adoption of FAS123R			(2,125)	2,125
Grant of long-term incentive stock	3,676,229	37	(37)					988
Cancellation of long-term incentive stock	(19,167)
Forfeiture of restricted stock			4,491					(4,491)
Exercise of stock options (including income tax benefits and withholding)	11,118,091	111	206,559					(1,984)
Issuance of stock under employee stock purchase plans	112,003	1	969
Direct Stock Purchase Plans			57					39
Amortization of long-term incentive stock grant			49,840

Balance at December 31, 2005	419,812,671	4,198	1,517,373	—	140,745		2,867,067	(1,790,162)
Comprehensive income:
Net earnings (Restated)						503,471	503,471
Foreign currency translation adjustment					150,112	150,112
Amortization of gain on hedge					(1,659)	(1,659)

Comprehensive income (Restated)						$651,924

Deferred pension loss-adoption of FAS 158					6,055

Acquisition of treasury stock								(983,436)
Grant of long-term incentive stock	287,930	3	(3)
Forfeiture of restricted stock			2					(2)
Exercise of stock options (including income tax benefits and withholding)	5,973,420	60	141,892
Issuance of stock under employee stock purchase plans	103,598	1	2,064
Direct Stock Purchase Plans			51					18
Amortization of long-term incentive stock grant			39,597

Balance at December 30, 2006 (Restated)	426,177,619	$4,262	$1,700,976	$—	$295,253		$3,370,538	$(2,773,582)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2006	2005	2004

	(Restated)
Cash flows from operating activities:
Net earnings	$503,471	$273,792	$335,504
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	279,005	268,098	269,166
Charges for losses on inventories and receivables	85,610	92,136	87,927
Net earnings from equity method investments	(27,125)	(23,394)	(16,171)
Compensation expense for share-based payments	39,889	49,328	751
Deferred income tax provision	(15,847)	(109,946)	10,889
Gain on disposition of assets	(23,948)	(7,947)	(3,242)
Facility closure costs and impairment charges	—	47,166	13,263
Asset impairments	7,450	133,483	11,528
Other operating activities	(1,704)	10,563	(4,749)
Changes in assets and liabilities:
(Increase) decrease in receivables	(128,558)	4,397	(150,821)
Increase in inventories	(155,955)	(49,096)	(114,160)
Net (increase) decrease in prepaid expenses and other assets	(23,212)	24,605	(20,615)
Net increase (decrease) in accounts payable, accrued expenses and deferred credits	287,999	(77,315)	226,595

Total adjustments	323,604	362,078	310,361

Net cash provided by operating activities	827,075	635,870	645,865

Cash flows from investing activities:
Purchases of short-term investments	(961,450)	(2,037,015)	(67,975)
Sales of short-term investments	961,650	2,196,962	5,000
Acquisitions, net of cash acquired	(248,319)	—	(7,900)
Capital expenditures	(343,415)	(260,773)	(391,222)
Acquisition of properties held for sale	—	—	(19,570)
Proceeds from disposition of assets and deposits received	105,036	48,629	55,061
Other	1,345	—	—

Net cash used in investing activities	(485,153)	(52,197)	(426,606)

Cash flows from financing activities:
Net proceeds from exercise of stock options and sale of stock under employee stock purchase plans	101,034	175,898	70,592
Tax benefit from employee share-based exercises	43,355	23,024	—
Acquisition of treasury stock under approved repurchase plans	(970,640)	(815,236)	(65,578)
Treasury stock additions from employee related plans	(12,796)	—	—
Proceeds from issuance of borrowings	8,494	24,490	—
Payments on long- and short-term borrowings	(58,545)	(38,901)	(11,491)
Redemption of notes	—	—	(250,000)

Net cash used in financing activities	(889,098)	(630,725)	(256,477)

Effect of exchange rate changes on cash and cash equivalents	17,531	(43,478)	40,056

Net (decrease) increase in cash and cash equivalents	(529,645)	(90,530)	2,838
Cash and cash equivalents at beginning of period	703,197	793,727	790,889

Cash and cash equivalents at end of period	$173,552	$703,197	$793,727

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
Cash Management: Our cash management process generally utilizes zero balance accounts which provide for the reimbursement of the related disbursement accounts on a daily basis. Accounts payable as of December 30, 2006 included $97 million of disbursements not yet presented for payment drawn in excess of our bank deposit balances which contain legal right to offset provisions.
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
We amortize the cost of other intangible assets over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are reviewed at least annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. Unless conditions warrant earlier action, intangible assets with indefinite lives are tested annually for impairment during the fourth quarter and written down to fair value as required. During 2005, an impairment charge of approximately $9.5 million was recorded following a change in the estimated useful life of a trade name; the charge is included in Asset impairment in the Consolidated Statements of Earnings. See Note C for information related to goodwill and intangible asset impairment charges recognized in 2005.
Impairment of Long-Lived Assets: Long-lived assets are reviewed for possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is assessed at the location level, considering the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized based on the estimated fair value of the asset less its carrying value and any costs of disposition. Impairment losses of $2.3 million, $3.4 million and $3.9 million were recognized in 2006, 2005 and 2004, respectively, relating to certain under-performing retail stores. Additionally, see Note C for discussion of material asset impairment charges recognized in 2005 and additional charges recognized in 2006.
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
Accruals for facility closure costs are based on the future commitments under contracts, adjusted for anticipated sublease and termination benefits. During 2005, we recorded a charge of $23.2 million relating to leases on retail stores closed as part of a company-wide business review and an additional charge of $28.4 million to terminate certain existing commitments and to adjust the remaining commitments to current market values. During 2006, we recognized a $4 million charge based on our transfer to an unrelated third party of risks associated with disposition activities for additional properties. See Note C for related information. The accrued balance relating to our future commitments under operating leases for our closed stores was $49.8 million and $69.1 million at December 30, 2006 and December 31, 2005, respectively.

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
Advertising: Advertising costs are charged either to expense when incurred or, in the case of direct marketing advertising, capitalized and amortized in proportion to the related revenues over the estimated life of the material, which range from months to up to one year.
Advertising expense recognized was $575.3 million in 2006, $549.6 million in 2005 and $571.5 million in 2004. Prepaid advertising costs were $25 million as of December 30, 2006 and December 31, 2005.
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
Vendor Arrangements: We enter into arrangements with substantially all of our significant vendors that provide for some form of consideration to be received from the vendors. Arrangements vary, but generally specify volume rebate thresholds, advertising support levels, as well as terms for payment and other administrative matters. The volume-based rebates, supported by a vendor agreement, are estimated throughout the year and reduce the cost of inventory and cost of goods sold during the year. This estimate is regularly monitored and adjusted for current or anticipated changes in purchase levels and for sales activity. Other promotional consideration received is event-based or general support and is recognized as a reduction of cost of goods sold or inventory, as appropriate based on the type of promotion and the agreement with the vendor.
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
NOTE B — RESULTS OF AUDIT COMMITTEE INDEPENDENT REVIEW AND RESTATEMENT OF FINANCIAL STATEMENTS
On October 29, 2007, the company announced that its Audit Committee initiated an independent review principally focused on the accounting for certain vendor program funds. The Audit Committee, with the assistance of independent legal counsel and forensic accountants, assessed the timing of recognition of certain vendor program arrangements. The review, which arose from a whistleblower complaint, revealed that during the period beginning in the third quarter of 2006 through the second quarter of 2007 funds due or received from vendors previously recognized in the current quarter should have been deferred into later periods.
The investigation revealed errors in timing of vendor program recognition and included evidence that some individuals within the company’s merchandising organization failed to provide Office Depot’s accounting staff with complete or accurate documentation of future purchase or performance conditions in certain vendor programs that would have otherwise required recognition of the related vendor funds to be deferred into future periods in accordance with the company’s established practices and accounting principals generally accepted in the United States of America.
Based on both qualitative and quantitative factors, the company concluded that the errors were material and the Board of Directors approved a restatement of the company’s consolidated financial statements for the periods from the third quarter of 2006 through the second quarter of 2007. As a result, the company has restated the accompanying financial statements as of December 30, 2006 and for the year then ended. In addition to this Amendment No. 1 on Form 10-K/A, the company will file concurrently Forms 10-Q/A for the first and second quarters of 2007.
The effects of the restatement on the consolidated balance sheet as of December 30, 2006 are summarized in the following table:

(In thousands)	As of December 30, 2006
	Previously
	Reported	Adjustments	Restated
Inventories, net	$1,559,981	$(20,296)	$1,539,685
Deferred income taxes	124,345	7,632	131,977
Total current assets	3,455,125	(12,664)	3,442,461
Total assets	6,570,102	(12,664)	6,557,438
Retained earnings	3,383,202	(12,664)	3,370,538
Total stockholders’ equity	2,610,111	(12,664)	2,597,447
Total liabilities and stockholders’ equity	6,570,102	(12,664)	6,557,438

Earnings before income taxes was reduced by $20.3 million for fiscal year 2006. This adjustment resulted from an increase made to cost of goods sold and occupancy costs. The after-tax impact of this correction was a reduction in net earnings of $12.7 million for fiscal year 2006. The effects of the restatement on the consolidated statements of earnings for fiscal year 2006 are summarized in the following table:

(In thousands)	Fiscal Year Ended December 30, 2006
	Previously
	Reported	Adjustments	Restated
Cost of goods sold and occupancy costs	$10,343,141	$20,296	$10,363,437
Gross profit	4,667,640	(20,296)	4,647,344
Operating profit	733,483	(20,296)	713,187
Earnings before income taxes	727,331	(20,296)	707,035
Income taxes	211,196	(7,632)	203,564
Net earnings	516,135	(12,664)	503,471
Earnings per common share:
Basic	$1.83	$(0.04)	$1.79

Diluted	$1.79	$(0.04)	$1.75

The effects of the restatement on the consolidated statement of cash flows for fiscal year 2006 is summarized in the following table:

(In thousands)	Fiscal Year Ended December 30, 2006
	Previously
	Reported	Adjustments	Restated
Cash flow from operating activities:
Net earnings	$516,135	$(12,664)	$503,471
Deferred Income Taxes	(8,215)	(7,632)	(15,847)
Decrease (increase) in inventories	(176,251)	20,296	(155,955)
Total adjustments	310,940	12,664	323,604
There was no impact to net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities for fiscal year 2006.
The following notes to the consolidated financial statements have been restated to reflect the correction of the accounting error described above: Note G — Income Taxes, Note K — Earnings Per Share (“EPS”), Note M — Segment Information and Note O — Quarterly Financial Data (Unaudited).
NOTE C – ASSET IMPAIRMENTS, EXIT COSTS AND OTHER CHARGES
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
These business reviews were performed at a Division level and initially we reported the charges associated with these activities as a component in determining Division operating profit. The financial information used by our management to assess performance of the Divisions for the purpose of resource allocation now excludes the Charges. We believe this measure is an appropriate and useful indicator of the effectiveness of current management activities. Accordingly, we have revised our measure of Division operating profit for external reporting purposes and now report on the Charges at a corporate level. Prior period Division operating profit has been recast to conform to the current presentation. See Note M.
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

NOTE D – PROPERTY AND EQUIPMENT
Property and equipment consisted of:

	December 30,	December 31,
(Dollars in thousands)	2006	2005

Land	$101,442	$104,153
Buildings	297,438	317,292
Leasehold improvements	1,014,814	919,547
Furniture, fixtures and equipment	1,513,137	1,386,415

	2,926,831	2,727,407
Less accumulated depreciation	(1,501,864)	(1,415,670)

Total	$1,424,967	$1,311,737

Depreciation expense was $245.9 million, $252.3 million and $248.4 million in 2006, 2005 and 2004, respectively. The 2006 and 2005 amounts do not include accelerated depreciation related to the Charges discussed in Note C.
The above table of property and equipment includes assets held under capital leases as follows:

	December 30,	December 31,
(Dollars in thousands)	2006	2005

Buildings	$112,544	$72,177
Furniture, fixtures and equipment	29,560	51,784

	142,104	123,961
Less accumulated depreciation	(38,141)	(40,891)

Total	$103,963	$83,070

NOTE E – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The components of goodwill by segment are listed below:

	December 30,	December 31,
(Dollars in thousands)	2006	2005

Goodwill:
North American Retail Division	$1,961	$1,952
North American Business Solutions Division	359,417	190,532
International Division	837,508	688,698

Total	$1,198,886	$881,182

The increase in goodwill during 2006 reflects approximately $249 million from the acquisitions addressed in Note N, as well as the impact of changes in foreign currency exchange rates. While asset and liability valuations are substantially complete for the 2006 acquisitions, goodwill may increase or decrease through 2007 as certain amounts are finalized. Additionally, a purchase price adjustment may reduce goodwill in a future period through 2008.
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
NOTE F –DEBT
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
We are in compliance with all restrictive covenants included in the above debt agreements.
Aggregate annual maturities of long-term debt and capital lease obligations are as follows:

(Dollars in thousands)	December 30, 2006

2007	$56,090
2008	13,531
2009	11,994
2010	76,040
2011	11,109
Thereafter	535,045

Total	703,809
Less amount representing interest on capital leases	(84,927)

Total	618,882

Less current portion	(48,130)

Total long-term debt	$570,752

NOTE G — INCOME TAXES
The income tax provision related to earnings from continuing operations consisted of the following:

(Dollars in thousands)	2006	2005	2004

	(Restated)
Current:
Federal	$179,779	$150,303	$90,606
State	21,531	12,358	5,754
Foreign	18,103	35,008	18,480
Deferred :
Federal	(4,261)	(68,881)	5,013
State	3,220	(13,734)	1,327
Foreign	(14,808)	(27,331)	4,549

Total provision for income taxes	$203,564	$87,723	$125,729

The components of earnings before income taxes consisted of the following:

(Dollars in thousands)	2006	2005	2004

	(Restated)
North America	$537,944	$226,413	$232,561
International	169,091	135,102	228,672

Total	$707,035	$361,515	$461,233

The tax-effected components of deferred income tax assets and liabilities consisted of the following:

	December 30,	December 31
(Dollars in thousands)	2006	2005

	(Restated)
Self-insurance accruals	$22,799	$24,650
Inventory	26,300	26,480
Vacation pay and other accrued compensation	35,536	48,170
Reserve for bad debts	5,786	7,318
Reserve for facility closings	19,536	25,215
Accrued rebates	22,417	10,259
Deferred rent credit	71,481	56,585
Foreign and state net operating loss carryforwards	362,233	304,240
State credit carryforwards, net of Federal benefit	10,426	8,835
Other items, net	49,332	23,710

Gross deferred tax assets	625,846	535,462
Valuation allowance	(330,057)	(288,349)

Deferred tax assets	295,789	247,113

Basis difference in fixed assets	19,795	8,776
Intangibles	35,443	21,732
Other items, net	12,557	8,084

Deferred tax liabilities	67,795	38,592

Net deferred tax assets	$227,994	$208,521

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
The following is a reconciliation of income taxes at the Federal statutory rate to the provision for income taxes:

(Dollars in thousands)	2006	2005	2004
	(Restated)
Federal tax computed at the statutory rate	$247,462	$126,530	$161,432
State taxes, net of Federal benefit	14,166	7,428	6,289
Foreign income taxed at rates other than Federal	(53,762)	(15,404)	(27,015)
Repatriation of foreign earnings	—	5,204	11,540
Increase (reduction) in valuation allowance	2,010	(6,042)	(11,295)
Settlement of tax audits	(3,875)	(25,682)	(12,355)
Change in accrual estimates relating to uncertain tax positions	(923)	(1,444)	(4,418)
Other items, net	(1,514)	(2,867)	1,551

Provision for income taxes	$203,564	$87,723	$125,729

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
NOTE H — COMMITMENTS AND CONTINGENCIES
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

Legal Matters: During 2006, we recorded a charge in anticipation of settling a case styled Birch et al. v. Office Depot, Inc. pending in United States District Court in San Diego, CA. This case was brought as a class action by certain current and former employees of the company, alleging that they and other current and former employees were not properly compensated for meal breaks and rest breaks in accordance with California law. Without admitting any liability, during 2007, the company has agreed in principle to settle this matter in full for a total payment of approximately $16 million. The parties are working to secure court approval of the settlement. The charge related to this settlement is included in General and administrative expenses in the Consolidated Statements of Earnings for the year ended December 30, 2006.
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
NOTE I — EMPLOYEE BENEFIT PLANS
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
In 2005, we granted approximately 2.4 million shares of performance-based restricted stock to employees as part of a multi-year incentive program. The shares were valued based on the grant date market price of $18.09 per share. The performance conditions were tied to meeting or exceeding earnings targets. Restrictions on approximately 1.0 million shares were lifted in 2005 as target performance conditions were met. Approximately 0.5 million shares have been forfeited. The performance condition on the remaining 0.9 shares were satisfied in 2006 and the associated restrictions lifted. Additionally during 2005, approximately 1.3 million shares of time-based and certain performance-based restricted stock were granted to company officers under a retention program, as well as for newly-hired associates. The weighted average fair value of $18.69 per share for these awards was based on the grant date market price. Restrictions have been lifted on approximately 0.9 million shares and approximately 0.3 million shares remain under restriction. Additionally, approximately 0.1 million shares from prior year awards remain outstanding but restricted at December 30, 2006 and are subject to time vesting arrangements. Restricted stock issued under this plan may have vesting periods of up to four years from the date of grant. Compensation expense is generally recognized on a straight-line basis over the vesting period, but may be accelerated if lifting of restriction is based on satisfaction of a performance condition and the condition is deemed probable of being met.
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

Plan accounts for 2006 were measured as of October 31, with post-valuation contributions and subsequent foreign currency effects noted above. The net unfunded amount is classified as a non-current liability in the caption deferred taxes and other long-term liabilities in the Consolidated Balance Sheets. With the adoption of FAS 158, we classified approximately $6 million of deferred pension losses as a component of accumulated other comprehensive income. The table above presents projected benefit obligations, which include the estimated effect of future salary increases. The accumulated benefit obligations were approximately $219.9 million and $199.5 million at the 2006 and 2005 valuation dates, respectively. The pension assets are invested in managed pension funds, with an objective of meeting or exceeding a pooled pension fund performance over a rolling three year period, as well as interest bearing securities timed to match estimated benefit payouts.
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

NOTE J — CAPITAL STOCK
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
NOTE K — EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflects the impact of assumed exercise of dilutive stock options and vesting of restricted stock.
The following table represents the calculation of net earnings per common share — basic and diluted:

(In thousands, except per share amounts)	2006	2005	2004

	(Restated)
Numerator:
Net earnings	$503,471	$273,792	$335,504

Denominator:
Weighted average shares outstanding:
Basic	281,618	310,020	311,760
Effect of dilutive stock options and restricted stock	6,104	5,222	3,865

Diluted	287,722	315,242	315,625

Net earnings per share:
Basic	$1.79	$0.88	$1.08
Diluted	1.75	0.87	1.06
Options to purchase 0.1 million, 0.2 million and 11.8 million shares in the years ended December 30, 2006, December 31, 2005 and December 25, 2004, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these options exceeded the average market price of the common shares during the respective periods.
NOTE L — SUPPLEMENTAL INFORMATION ON OPERATING, INVESTING AND FINANCING ACTIVITIES
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

NOTE M – SEGMENT INFORMATION
Office Depot operates in three reportable segments: North American Retail Division, North American Business Solutions Division, and International Division. Each of these segments is managed separately primarily because it serves different customer groups. The accounting policies for each segment are the same as those described in the summary of significant accounting policies (see Note A).
The following is a summary of our significant accounts and balances by segment, reconciled to our consolidated totals.

			North
			American
		North	Business
		American	Solutions	International	Eliminations	Consolidated
(Dollars in thousands)		Retail Division	Division	Division	and Other*	Total

Sales	2006	$6,789,386	$4,576,803	$3,644,592	—	$15,010,781
	2005	6,510,239	4,300,781	3,470,898	(2,974)	14,278,944
	2004	5,940,677	4,045,501	3,580,809	(2,288)	13,564,699

Division operating profit (Restated)	2006	$454,308	$367,037	$249,164	$(512)	$1,069,997
	2005	393,597	350,776	207,539	(210)	951,702
	2004	291,252	276,165	278,049	(393)	845,073

Capital expenditures	2006	$187,232	$15,353	$39,363	$101,467	$343,415
	2005	145,283	28,254	48,795	38,441	260,773
	2004	230,225	16,891	65,843	78,263	391,222

Depreciation and amortization	2006	$127,261	$29,334	$43,912	$78,498	$279,005
	2005	110,431	28,423	51,582	77,662	268,098
	2004	98,143	30,530	52,509	87,984	269,166

Charges for losses on	2006	$46,399	$27,703	$11,508	—	$85,610
receivables and inventories	2005	43,947	24,352	23,837	—	92,136
	2004	51,108	20,176	16,643	—	87,927

Net earnings from equity method	2006	—	—	$27,125	—	$27,125
investments	2005	—	—	23,394	—	23,394
	2004	—	—	16,171	—	16,171

Assets (Restated)	2006	$1,920,888	$1,278,289	$2,699,824	$658,437	$6,557,438
	2005	1,714,428	970,667	2,278,030	1,135,400	6,098,525

*	Amounts included in “Eliminations and Other” consist of inter-segment sales, which are generally recorded at the cost to the selling entity, and assets (including all cash and equivalents) and depreciation related to corporate activities.
During 2006 we modified our presentation of Division operating profit by including general and administrative expenses considered directly or closely attributable to each reportable segment and to exclude the Charges recognized during the period. A reconciliation of the measure of Division operating profit to consolidated earnings from continuing operations before income taxes follows.

(Dollars in thousands)	2006	2005	2004

	(Restated)
Division operating profit	$1,069,997	$951,702	$845,073
(Add)/subtract:
Charges	63,297	282,088	—
General and administrative expenses — corporate	293,513	321,572	315,096
Interest expense, net	31,002	10,176	41,066
Loss on extinguishment of debt	5,715	—	45,407
Miscellaneous income, net	(30,565)	(23,649)	(17,729)

Earnings before income taxes	$707,035	$361,515	$461,233

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

NOTE N – ACQUISITIONS
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
The size of these acquisitions is not material and therefore pro forma financial information has not been provided.
NOTE O — QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Fiscal Year Ended December 30, 2006
Net sales	$3,815,700	$3,494,907	$3,857,144	$3,843,030
Gross profit, as previously reported	1,201,906	1,078,242	1,186,839	1,200,653
Gross profit, restated(2)			1,180,095	1,187,101
Net earnings, as previously reported	129,530	118,306	133,259	135,040
Net earnings, restated(2)			129,051	126,584

Net earnings per share*:
Basic, as previously reported	$0.44	$0.42	$0.48	$0.49
Basic, restated(2)			0.46	0.46
Diluted, as previously reported	0.43	0.41	0.47	0.48
Diluted, restated(2)			0.45	0.45

*	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

(1)	Net earnings for the quarter includes the following pretax items: $31.0 million related to Charges, $16.5 million for a legal settlement, $21.4 million in a gain on the sale of our corporate campus and $5.7 million of loss on extinguishment of debt.

(2)	See Note B.

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter(3)

Fiscal Year Ended December 31, 2005
Net sales	$3,702,891	$3,364,052	$3,492,900		$3,719,101
Gross profit	1,151,655	1,036,247	1,046,599		1,157,522
Net earnings (loss)	115,308	100,099	(47,881	)(1)	106,266	(2)

Net earnings (loss) per share*:
Basic	$0.37	$0.32	$(0.15)		$0.35
Diluted	0.37	0.31	(0.15)		0.34

*	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

(1)	Net loss in the third quarter of 2005 includes $121.9 million relating to asset impairments, $48.7 million for exit related activities, $28.3 million for lease adjustments, $18.9 million for asset impairments and accelerated depreciation and amortization, $12.7 million for accelerated inventory clearance, and $6.3 million related to cancellation of other commitments.

(2)	Net earnings in the fourth quarter of 2005 includes $11.6 million related to asset impairments, $23.4 million for exit related activities, and $10.2 million for asset impairments and accelerated depreciation and amortization.

(3)	Fiscal year 2005 includes 53 weeks in accordance with our 52- week, 53-week retail calendar; accordingly, the fourth quarter includes 14 weeks.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Office Depot, Inc.:
We have audited the consolidated financial statements of Office Depot, Inc. and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and for each of the three years in the period ended December 30, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, and have issued our reports thereon dated February 12, 2007 (November 15, 2007 as to the effect of the restatement discussed in Note B therein) and February 12, 2007 (November 15, 2007 as to the effects of the material weakness); such consolidated financial statements and reports are included in Item 15(a)1 in this Form 10-K/A. Our audits also included the consolidated financial statement schedules of Office Depot, Inc. listed in Item 15(a)2. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Fort Lauderdale, Florida
February 12, 2007

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II — Valuation and Qualifying Accounts and Reserves	65
All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

SCHEDULE II
OFFICE DEPOT, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C	Column D	Column E
			Deductions—
	Balance at	Additions—	Write-offs,	Balance at
	Beginning	Charged to	Payments and	End of
Description	of Period	Expense	Other Adjustments	Period
Allowance for doubtful accounts:
2006	$40,122	16,720	24,261	32,581
2005	$38,007	24,879	22,764	40,122
2004	$34,173	18,767	14,933	38,007

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3.1	Restated Certificate of Incorporation	(1)

3.2	Bylaws, as amended	(17)

4.1	Form of Certificate representing shares of Common Stock	(2)

4.2	Indenture, dated as of August 11, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, between Office Depot, Inc. and SunTrust Bank	(3)

4.3	Supplemental Indenture No. 1, dated as of August 11, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, between Office Depot, Inc. and SunTrust Bank	(4)

4.4	Supplemental Indenture No. 2, dated as of October 9, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, between Office Depot, Inc. and SunTrust Bank	(4)

10.01	Office Depot, Inc. Amended Long-Term Equity Incentive Plan*	(5)

10.02	Form of Indemnification Agreement, dated as of September 4, 1996, by and between Office Depot, Inc. and each of David I. Fuente, Cynthia R. Cohen, W. Scott Hedrick, James L. Heskett, Michael J. Myers, Peter J. Solomon, William P. Seltzer, and Thomas Kroeger	(6)

10.03	Severance Agreement, including Release and Non-Competition Agreement, dated September 19, 2000 by and between Office Depot, Inc. and David I. Fuente (schedules and exhibits omitted)*	(7)

10.04	Lifetime Consulting and Non-Competition Agreement dated as of March 1, 2002 by and between Office Depot, Inc. and Irwin Helford*	(8)

10.05	Employment Agreement dated as of March 11, 2005, by and between Office Depot, Inc. and Steve Odland*	(15)

10.06	Employment Offer Letter dated August 25, 2005, by and between Office Depot, Inc. and Patricia A. McKay*	(16)

10.07	Amendment to Executive Employment Agreement dated as of July 26, 2005 by and between Office Depot, Inc. and Charles E. Brown*	(10)

10.08	Executive Employment Agreement dated as of October 8, 2001, by and between Office Depot, Inc. and Charles E. Brown*	(8)

10.09	Change of Control Agreement, dated as of May 28, 1998, by and between Office Depot, Inc. and Charles E. Brown*	(10)

10.10	Second Amendment to Executive Employment Agreement, dated January 23, 2006, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(14)

10.11	First Amendment to Executive Employment Agreement, dated March 7, 2005, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(11)

10.12	Executive Employment Agreement dated as of March 1, 2004, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(11)

10.13	Change of Control Agreement, dated as of March 1, 2004, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(11)

10.14	Letter Agreement dated as of March 1, 2004, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(11)

10.15	Executive Employment Agreement dated as of August 1, 2000 by and between Office Depot, Inc. and David C. Fannin*	(9)

10.16	Change in Control Agreement, dated as of August 1, 2000, by and between Office Depot, Inc. and David C. Fannin *	(9)

10.17	Amendment No. 2 to the Five Year Credit Agreement dated September 12, 2005 by and among Office Depot, Inc., the banks, financial institutions and other institutional lenders as parties to the Credit Agreement and Wachovia Bank, National Associated, as agent.	(12)

10.18	Amendment No. 1 to the Five Year Credit Agreement dated September 9, 2005 by and among Office Depot, Inc., the banks, financial institutions and other institutional lenders as parties to the Credit Agreement and Wachovia Bank, National Associated, as agent.	(12)

10.19	Five Year Credit Agreement dated as of April 30, 2004 by and among Office Depot, Inc. and Citicorp USA, Inc. as syndication agent, Wachovia Bank, National Association as administrative agent, Citigroup Global Markets Inc. and Wachovia Capital Markets, LLC as lead arrangers, and Citigroup Global Markets Inc. as the sole bookrunner	(13)

10.20	Amendment to Office Depot, Inc. Amended Long-Term Equity Incentive Plan*	(11)

Exhibit
Number	Exhibit
21	List of Office Depot, Inc.’s Significant Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the respective exhibit to the Proxy Statement for Office Depot, Inc.’s 1995 Annual Meeting of Stockholders.

(2)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Registration Statement No. 33-39473 on Form S-4.

(3)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Registration Statement No. 333-108602 on Form S-4.

(4)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on October 27, 2003.

(5)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 23, 2004.

(6)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 28, 1996.

(7)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on October 31, 2000.

(8)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 29, 2001.

(9)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 27, 2003.

(10)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on August 1, 2005.

(11)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 25, 2004.

(12)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on September 14, 2005.

(13)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on July 22, 2004.

(14)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on January 24, 2006.

(15)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on March 16, 2005.

(16)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on August 30, 2005.

(17)	Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K filed with the SEC on February 14, 2007.
Upon request, we will furnish a copy of any exhibit to this report upon the payment of reasonable copying and mailing expenses.