Form 10-Q/A
period 2007-03-31
OFFICE DEPOT INC
filed 2007-11-20
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A
Amendment No. 1

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
Large accelerated filer   ☒   Accelerated filer   ☐   Non-accelerated filer   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No  ☒
The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At October 27, 2007 there were 272,927,896 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

OFFICE DEPOT, INC.
FORM 10-Q/A
INTRODUCTORY NOTE
This Amendment No. 1 to the quarterly report on Form 10-Q/A (“Form 10-Q/A”) is being filed to amend the company’s quarterly report on Form 10-Q for the period ended March 31, 2007, which was originally filed on April 26, 2007 (“Original Form 10-Q”).
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
As a result of the Audit Committee’s review, on November 8, 2007, the Board of Directors of the company approved a decision to restate the company’s 2006 financial statements including corrections to amounts previously reported in the third and fourth quarters of 2006 and the interim financial statements for the first and second quarters of 2007. The company is hereby amending its previously filed Form 10-Q for the quarterly period ended March 31, 2007 and concurrently will file an amended Form 10-K for the fiscal year 2006 and an amended Form 10-Q for the second quarter of 2007. This Form 10-Q/A amends and restates:
•	Part I — Item 1. Financial Statements
•	Condensed Consolidated Balance Sheets

•	Condensed Consolidated Statements of Earnings

•	Condensed Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements — the impacts are more fully discussed in Note B — Results of Audit Committee Independent Review and Restatement of Financial Statements
•	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I — Item 4. Controls and Procedures

•	Part II — Item 1A. Risk Factors

•	We are also updating the Signature Page and certifications of our Chief Executive and Chief Financial Officers on Exhibits 31.1, 31.2 and 32.
This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q, other than the restatement for the matter discussed above. Such events include, among others, the events described in the company’s current reports on Form 8-K filed and Forms 10-Q after the date of the Original Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	As of	As of	As of
	March 31,	December 30,	April 1,
	2007	2006	2006
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$194,178	$173,552	$447,725
Short-term investments	—	—	102,350
Receivables, net	1,506,592	1,480,316	1,300,636
Inventories, net	1,558,760	1,539,685	1,297,442
Deferred income taxes	118,831	131,977	135,912
Prepaid expenses and other current assets	144,295	116,931	110,738

Total current assets	3,522,656	3,442,461	3,394,803
Property and equipment, net	1,449,037	1,424,967	1,282,904
Goodwill	1,216,525	1,198,886	892,950
Other assets	532,538	491,124	410,991

Total assets	$6,720,756	$6,557,438	$5,981,648

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,682,696	$1,561,784	$1,386,453
Accrued expenses and other current liabilities	1,153,561	1,224,565	1,017,489
Income taxes payable	47,899	135,448	97,726
Short-term borrowings and current maturities of long-term debt	42,121	48,130	13,080

Total current liabilities	2,926,277	2,969,927	2,514,748
Deferred income taxes and other long-term liabilities	503,986	403,289	350,930
Long-term debt, net of current maturities	568,079	570,752	572,100
Minority interest	16,102	16,023	—
Commitments and contingencies
Stockholders’ equity:
Common stock — authorized 800,000,000 shares of $.01 par value; issued and outstanding shares — 427,494,407 in 2007, 426,177,619 in December 2006 and 422,313,787 in April 2006	4,275	4,262	4,223
Additional paid-in capital	1,723,959	1,700,976	1,575,712
Accumulated other comprehensive income	309,769	295,253	166,047
Retained earnings	3,541,961	3,370,538	2,996,594
Treasury stock, at cost — 152,697,854 shares in 2007, 149,778,235 shares in December 2006 and 134,603,101 shares in April 2006	(2,873,652)	(2,773,582)	(2,198,706)

Total stockholders’ equity	2,706,312	2,597,447	2,543,870

Total liabilities and stockholders’ equity	$6,720,756	$6,557,438	$5,981,648

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 14, 2007, as amended on November 20, 2007 (the “2006 Form 10-K/A”).

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	13 Weeks Ended
	March 31,	April 1,
	2007	2006
	(Restated)
Sales	$4,093,600	$3,815,700
Cost of goods sold and occupancy costs	2,824,492	2,613,794

Gross profit	1,269,108	1,201,906

Store and warehouse operating and selling expenses	885,692	843,521
General and administrative expenses	161,530	166,553
Amortization of deferred gain on building sale	(1,873)	—

Operating profit	223,759	191,832

Other income (expense):
Interest income	860	6,259
Interest expense	(12,640)	(11,066)
Miscellaneous income, net	9,821	7,464

Earnings before income taxes	221,800	194,489

Income taxes	68,029	64,959

Net earnings	$153,771	$129,530

Earnings per common share:
Basic	$0.56	$0.44
Diluted	0.55	0.43

Weighted average number of common shares outstanding:
Basic	275,501	291,552
Diluted	280,130	298,338
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2006 Form 10-K/A.

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	13 Weeks Ended
	March 31,	April 1,
	2007	2006
	(Restated)
Cash flow from operating activities:
Net earnings	$153,771	$129,530
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	71,710	74,772
Charges for losses on inventories and receivables	24,651	30,958
Changes in working capital and other	(19,100)	32,536

Net cash provided by operating activities	231,032	267,796

Cash flows from investing activities:
Capital expenditures	(104,078)	(57,005)
Acquisition payments	(22,050)	—
Advance payments	(11,992)	—
Proceeds from disposition of assets, advances returned and other	24,961	899
Purchases of short-term investments	—	(896,275)
Sales of short-term investments	—	794,125

Net cash used in investing activities	(113,159)	(158,256)

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	9,333	40,345
Tax benefits from employee share-based payments	5,728	11,954
Acquisition of treasury stock	(90,275)	(398,477)
Treasury stock purchases related to employee plans	(9,801)	—
Net payments on long- and short-term borrowings	(10,130)	(25,850)

Net cash used in financing activities	(95,145)	(372,028)

Effect of exchange rate changes on cash and cash equivalents	(2,102)	7,016

Net decrease in cash and cash equivalents	20,626	(255,472)
Cash and cash equivalents at beginning of period	173,552	703,197

Cash and cash equivalents at end of period	$194,178	$447,725

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2006 Form 10-K/A.

OFFICE DEPOT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Basis of Presentation
Office Depot, Inc., including consolidated subsidiaries, is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 30, 2006 has been derived from audited financial statements at that date. The condensed interim financial statements as of March 31, 2007 and April 1, 2006, and for the 13-week periods ended March 31, 2007 (also referred to as “the first quarter of 2007”) and April 1, 2006 (also referred to as “the first quarter of 2006”) are unaudited. However, in our opinion, these financial statements reflect adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. In addition to the normal, recurring items recorded for interim financial statement presentation, we recognized expenses associated with exit and other activities because the related accounting criteria were met during the period. Certain prior period amounts have been reclassified to conform to current year presentation. We have included the balance sheet from April 1, 2006 to assist in analyzing our company.
These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Office Depot, Inc. and its financial statements, we recommend reading these condensed interim financial statements in conjunction with the audited financial statements for the year ended December 30, 2006, which are included in our 2006 Annual Report on Form 10-K, as amended (the “2006 Form 10-K/A”), filed with the U. S. Securities and Exchange Commission (“SEC”).
Our cash management process generally utilizes zero balance accounts which provide for the reimbursement of the related disbursement accounts on a daily basis. Accounts payable as of March 31, 2007, December 30, 2006 and April 1, 2006 included $179 million, $97 million and $104 million, respectively, of disbursements not yet presented for payment drawn in excess of our bank deposit balances which contain legal right to offset provisions.
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
Based on both qualitative and quantitative factors, the company concluded that the errors were material and the Board of Directors approved a restatement of the company’s consolidated financial statement for the periods from the third quarter of 2006 through the second quarter of 2007. As a result, the company has restated the accompanying financial statements as of March 31, 2007 and for the 13-week period then ended. In addition to this Amendment No. 1 on Form 10-Q/A, the company will file concurrently Amendment No. 1 on Form 10-K/A for fiscal year 2006 and Form 10-Q/A for the second quarter of 2007.
The effects of the restatement on the condensed consolidated balance sheet as of March 31, 2007 are summarized in the following table:

(In thousands)	As of March 31, 2007
	Previously
	Reported	Adjustments(1)	Restated
Inventories, net	$1,582,430	$(23,670)	$1,558,760
Deferred income taxes	109,898	8,933	118,831
Total current assets	3,537,393	(14,737)	3,522,656
Total assets	6,735,493	(14,737)	6,720,756

Retained earnings	3,556,698	(14,737)	3,541,961
Total stockholders’ equity	2,721,049	(14,737)	2,706,312
Total liabilities and stockholders’ equity	6,735,493	(14,737)	6,720,756

(1)	The adjustments include the effects of a restatement of the company’s consolidated financial statements for the fiscal year ended December 30, 2006, as reflected in our 2006 Form 10-K/A. Of the $14.7 million reduction in retained earnings reflected above, $12.6 million reflects the cumulative impact of the restatement of periods prior to the quarter ended March 31, 2007.
Earnings before income taxes was reduced by $3.4 million for the first quarter. These adjustments resulted from increases made to cost of goods sold and occupancy costs. The after-tax impact of these corrections was a reduction in net earnings of $2.1 million in the first quarter. The effects of the restatements on the condensed consolidated statements of earnings for the first quarter of 2007 is summarized in the following table:

(In thousands)	13 Weeks Ended March 31, 2007
	Previously
	Reported	Adjustments	Restated
Cost of goods sold and occupancy costs	$2,821,118	$3,374	$2,824,492
Gross profit	1,272,482	(3,374)	1,269,108
Operating profit	227,133	(3,374)	223,759
Earnings before income taxes	225,174	(3,374)	221,800
Income taxes	69,330	(1,301)	68,029
Net earnings	155,844	(2,073)	153,771
Earnings per common share:
Basic	$0.57	$(0.01)	$0.56

Diluted	$0.56	$(0.01)	$0.55

The effects of the restatements on the condensed consolidated statement of cash flows for year-to-date 2007 are summarized in the following table:

(In thousands)	13 Weeks Ended March 31, 2007
	Previously
	Reported	Adjustments	Restated
Cash flow from operating activities:
Net earnings	$155,844	$(2,073)	$153,771
Changes in working capital and other	(21,173)	2,073	(19,100)
There was no impact to net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities for the 13-week period ended March 31, 2007.
The following notes to the condensed consolidated financial statements have been restated to reflect the correction of the accounting error described above: Note D — Comprehensive Income, Note E — Earnings Per Share (“EPS”), and Note F — Division Information.
Note C — Accounting for Uncertainty in Income Taxes
Effective at the beginning of the first quarter of 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The impact upon adoption was to increase retained earnings by approximately $17.7 million and to decrease our accruals for uncertain tax positions and related interest by a corresponding amount. Additionally, we increased goodwill and accruals for uncertain tax positions by approximately $3.8 million to reflect the measurement under the rules of FIN 48 of an uncertain tax position related to previous business combinations. After recognizing these impacts at adoption of FIN 48, the total unrecognized tax benefits were approximately $90 million. Of this amount, approximately $69 million would impact our effective tax rate if recognized. The difference of $21 million primarily results from federal tax impacts on state issues and items that would impact goodwill and would not impact the effective rate if it were subsequently determined that such liability were not required. Additionally, adoption of FIN 48 resulted in the accruals for uncertain tax positions being reclassified from Income taxes payable to Accrued expenses and other long-term liabilities in our Condensed Consolidated Balance Sheet.
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
Note D — Comprehensive Income
Comprehensive income represents all non-owner changes in stockholders’ equity and consists of the following:

(In thousands)	First Quarter
	2007	2006
	(Restated)

Net earnings	$153,771	$129,530
Other comprehensive income (loss):
Foreign currency translation adjustments, net	13,886	25,509
Amortization of gain on cash flow hedge	(415)	(414)
Unrealized gain on cash flow hedge	1,045	207

Total comprehensive income	$168,287	$154,832

Note E — Earnings Per Share (“EPS”)
The information related to our basic and diluted EPS is as follows:

(In thousands, except per share amounts)	First Quarter
	2007	2006
	(Restated)

Numerator:
Net earnings	$153,771	$129,530
Denominator:
Weighted average shares outstanding:
Basic	275,501	291,552
Effect of dilutive stock options and restricted stock	4,629	6,786

Diluted	280,130	298,338

EPS:
Basic	$0.56	$0.44
Diluted	0.55	0.43
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
The following is a summary of our significant accounts and balances by reportable segment (or “Division”), reconciled to consolidated totals.

(In thousands)	Sales
	First Quarter

	2007	2006

North American Retail Division	$1,848,600	$1,790,728
North American Business Solutions Division	1,162,350	1,129,997
International Division	1,082,650	894,975

Total	$4,093,600	$3,815,700

(In thousands)	Division Operating Profit
	First Quarter
	2007	2006
	(Restated)

North American Retail Division	$152,348	$134,825
North American Business Solutions Division	72,216	93,641
International Division	82,063	68,734

Total reportable segments	306,627	297,200
Eliminations	(73)	(128)

Total	$306,554	$297,072

A reconciliation of the measure of Division operating profit to consolidated earnings before income taxes is as follows:

(In thousands)	First Quarter
	2007	2006
	(Restated)

Total division operating profit	$306,554	$297,072
Charges, as defined above	(12,064)	(18,757)
Corporate general and administrative expenses (excluding Charges)	(72,604)	(86,483)
Amortization of deferred gain	1,873	—
Interest income	860	6,259
Interest expense	(12,640)	(11,066)
Miscellaneous income, net	9,821	7,464

Earnings before income taxes	$221,800	$194,489

Goodwill by division is as follows:

(In thousands)	Goodwill
	March 31,	December 30,	April 1,
	2007	2006	2006

North American Retail Division	$1,964	$1,961	$1,959
North American Business Solutions Division	359,520	359,417	190,532
International Division	855,041	837,508	700,459

Total	$1,216,525	$1,198,886	$892,950

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our condensed consolidated financial statements and the notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q/A, as well as our 2006 Annual Report on Form 10-K, as amended (the “2006 Form 10-K/A”), filed with the U.S. Securities and Exchange Commission (the “SEC”).
This MD&A contains significant amounts of forward-looking information. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “intend,” “will” and similar expressions in this Quarterly Report on Form 10-Q/A, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Our discussion of Risk Factors, found in Item 1A of this Form 10-Q/A and our 2006 Form 10-K/A, and Forward-Looking Statements, found immediately following the MD&A in our 2006 Form 10-K/A, apply to these forward-looking statements.

RESULTS OF AUDIT COMMITTEE INDEPENDENT REVIEW AND RESTATEMENT OF FINANCIAL STATEMENTS
On October 29, 2007, the company announced that its Audit Committee initiated an independent review principally focused on accounting for certain vendor program funds. The Audit Committee, with the assistance of independent legal counsel and forensic accountants, assessed the timing of recognition of certain vendor program arrangements. The review, which arose from a whistleblower complaint, revealed that during the period beginning in the third quarter of 2006 through the second quarter of 2007 funds due or received from vendors previously recognized in the current quarter should have been deferred into later periods.
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
Based on both qualitative and quantitative factors, the company concluded that the errors were material and the Board of Directors approved a restatement of the periods from the third quarter of 2006 through the second quarter of 2007. In addition to this Amendment No. 1 on Form 10-Q/A, the company will file concurrently Amendment No. 1 on Form 10-K/A for fiscal year 2006 and Form 10-Q/A for the second quarter of 2007.
The impact of these errors is to reduce previously reported gross profit, operating profit, net earnings and earnings per share in prior quarters and recognize related amounts into future periods. The company’s amended reports reflect a reduction in diluted earnings per share of $0.02 in the quarter ended September 30, 2006, $0.03 in the quarter ended December 30, 2006, $0.01 in the quarter ended March 31, 2007, and $0.02 in the quarter ended June 30, 2007 as compared to amounts previously reported. Because of rounding and changes in share count, the diluted EPS impact over the period aggregates to $0.04 for fiscal year 2006 and a total of $0.07 per share over the period from the third quarter of 2006 through the second quarter of 2007. The future impact of the deferrals related to one period were considered in determining net deferrals in subsequent periods. The net deferral becomes a positive impact beginning in the later part of 2007 and extending through the years from 2008 through 2010. The financial restatements have resulted in reductions of previously reported company gross profit of approximately $7 million in the quarter ended September 30, 2006, $14 million in the quarter ended December 30, 2006 (an aggregate of $20 million for fiscal year 2006), $3 million in the quarter ended March 31, 2007, and $6 million in the quarter ended June 30, 2007. Approximately $4 million of vendor program funds in the quarter ended September 29, 2007 will also be deferred as a result of this review. The aggregate deferrals will be recognized in decreasing amounts through 2010, with approximately $12 million expected to be recognized in the quarter ending December 29, 2007, $15 million in fiscal year 2008 and the remainder in the future periods.
These restatements are non-cash charges and the reduction in net earnings has been offset in the consolidated statement of cash flows by a change in working capital and other items such that net cash provided by operating activities has not changed for the periods restated. The impact to the balance sheet has been to reduce inventories by the amounts deferred and to increase short-term deferred tax assets for the tax impacts of the change in pre-tax earnings.

The following Management’s Discussion and Analysis gives effect to the restatement.
RESULTS OF OPERATIONS
OVERVIEW
A summary of factors important to understanding the results for the first quarter of 2007 is provided below and further discussed in the narrative that follows this overview.
•	First quarter sales increased 7% to $4.1 billion when compared to the first quarter of 2006. Sales in North America were up 3%, while International sales increased 21% in U.S. dollars and 11% in local currencies. North American Retail Division comparable store sales decreased 3% for the quarter.
•	Sales in North American during the first quarter were depressed early in the quarter by the launch of the Microsoft® Windows Vista TM operating system and the related lack of available PC inventory, and later in the quarter by a softening in spending by small businesses.
•	As part of our previously announced streamlining activities, we recorded $12 million of charges in the first quarter of 2007 and $19 million of charges in the first quarter of 2006 (the “Charges”) These projects are expected to continue throughout 2007 and future periods. Additional Charges related to these projects will be recorded when the related accounting recognition criteria are met.
•	Gross profit as a percentage of sales for the first quarter of 2007, as restated, was 31.0%, compared to 31.5% for the same period in 2006. The comparison reflects lower margins from acquisitions, higher paper costs and a shift in mix in our North American Business Solutions and International Divisions, partially offset by higher private brand sales and higher warranty commission income in North America.
•	Total operating expenses as a percent of sales for the first quarter of 2007 were 25.5% compared to 26.5% for the same quarter of the prior year. Charges were recognized in the first quarter of both years. After considering the effect of the Charges, the 70 basis point improvement reflects leverage from increased sales and cost efficiencies.
•	Net earnings for the quarter, as restated, were $154 million compared to $130 million in the same quarter of the prior year, and diluted earnings per share, as restated, were $0.55 in the first quarter of 2007 versus $0.43 in the same period a year ago. After-tax first quarter Charges negatively impacted EPS by $0.04 in 2007 and $0.05 in 2006.
•	During the first quarter of 2007, we acquired 2.6 million shares of our common stock under publicly announced share repurchase programs.
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

Other
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
North American Retail Division

	First Quarter
(Dollars in millions)	2007	2006
	(Restated)
Sales	$1,848.6	$1,790.7
% change	3%	5%
Division operating profit	$152.3	$134.8
% of sales	8.2%	7.5%
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
Private brand penetration for the North American Retail Division increased to the mid-20’s as a percentage of sales. While increased private brand penetration improved product margins in the first quarter, the lower selling prices negatively impacted comp sales by over 30 basis points. Higher product margins, expense leverage from higher sales, cost management initiatives and slightly lower remodeling costs also contributed to the 70 basis point increase in Division operating profit margin, as restated, to 8.2% from 7.5%.
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
North American Business Solutions Division

	First Quarter
(Dollars in millions)	2007	2006
	(Restated)
Sales	$1,162.4	$1,130.0
% change	3%	8%
Division operating profit	$72.2	$93.6
% of sales	6.2%	8.3%
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
Other — Income Taxes: Our effective tax rate for the first quarter of 2007, as restated, was 30.7%. The effective tax rate may change due to shifts in domestic and international income and other factors. We anticipate our full year base operating rate to be approximately 29% to 30%, though unforeseen events, including shifts in the relative percentage of domestic and international income, may impact the actual rate experienced.
Effective at the beginning of the first quarter of 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The impact upon adoption was to increase retained earnings by approximately $17.7 million and to decrease our accruals for uncertain tax positions and related interest by a corresponding amount. Additionally, we increased goodwill and our accrual for uncertain tax positions by approximately $3.8 million to reflect the measurement under the rules of FIN 48 of an uncertain tax position related to previous business combinations.
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
We hold cash throughout our service areas, but we principally manage our cash through regional headquarters in North America and Europe. We may move cash between those regions from time to time through short-term transactions, including $158 million that we transferred from Europe to North America and paid down our revolving line of credit at the end of the first quarter of 2007. We transferred these amounts at the end of the quarter which reduced the amount outstanding under the revolving credit facility reported at the end of the financial reporting period. During the second quarter of 2007, we borrowed a like amount under our revolving credit facility to repay the amount transferred from Europe. Similar transfers are likely at future quarterly periods, pending completion of a non-taxable distribution to the U.S. anticipated in the fourth quarter of 2007. Other distributions, including distributions of foreign earnings or changes in long-term arrangements could result in significant additional U. S. tax payments and income tax expense. There are no current plans to change our expectation of foreign earnings reinvestment or the long-term nature of our intercompany arrangements.
During the first quarter of 2007, cash provided by operating activities totaled $231 million compared to $268 million during the same period last year. Changes in net working capital and other components, as restated, resulted in a $19 million use of cash in 2007, primarily reflecting an increase in inventory from store expansion and acquisitions and the timing of cash payments. The timing of payments is subject to variability quarter to quarter depending on a variety of factors, including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. The company manages the timing of accounts payable and has deferred payments to vendors near quarter-end which has the effect of reducing its working capital position. The effect of such vendor payment deferrals at quarter-end on our financial statements is to report a higher accounts payable balance and lower balance of outstanding borrowings on our revolving credit facility than would otherwise appear if the vendor payments had not been deferred. Such deferrals totaled approximately $100 million at the end of the first quarter of 2007 and approximately $50 million at the same period in 2006. For the company’s accounting policy on cash management, see Note A of the Notes to Condensed Consolidated Financial Statements. Deferrals may increase or decrease in future periods as conditions warrant. The adoption of FIN 48 resulted in the reclassification of certain tax-related working capital accounts from their appropriate presentation at the end of 2006, but this adoption had no cash impacts.

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
CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2006 Annual Report on Form 10-K/A, filed on November 20, 2007, in the Notes to the Consolidated Financial Statements, Note A, and the Critical Accounting Policies section, except for our accounting policy regarding FIN 48, which is discussed in Note C of the Notes to Condensed Consolidated Financial Statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risks
At March 31, 2007, there had not been a material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2006 Form 10-K/A.
Foreign Exchange Rate Risks
At March 31, 2007, there had not been a material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2006 Form 10-K/A.
Item 4. Controls and Procedures
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
Evaluation of disclosure controls and procedures
Based upon the re-evaluation of the company’s disclosure controls and procedures, as of the end of the period covered by this report, the company’s principal executive officer and principal financial officer concluded that, as of such date, the company’s disclosure controls and procedures were not effective at the reasonable assurance level, due to the fact that there was a material weakness in our internal control over financial reporting (which is a subset of disclosure controls and procedures) related to the timing of purchase commitments with vendors and the recognition of vendor program funds which resulted in the errors described in Note B to the consolidated financial statements. This material weakness resulted from deficiencies in the design of internal controls related to ensuring that complete and accurate documentation is provided to individuals responsible for the proper recognition of vendor program funds. The company’s management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the possible controls and procedures.
The company made no changes to its internal control over financial reporting for the quarter ended March 31, 2007. However, the material weakness discussed above was identified during 2007 and will result in future mitigation activities.

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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our 2006 Form 10-K/A. The company has identified the following risk factors as a result of the findings of the Audit Committee’s independent review of the accounting for certain vendor program funds.
Litigation Risks: Litigation and governmental investigations or proceedings arising out of or related to our Audit Committee’s internal accounting review could result in substantial costs. See “Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Audit Committee Independent Review and Restatement of Financial Statements.” In addition, we could be exposed to enforcement with respect to these matters by the SEC’s Division of Enforcement or other regulatory bodies. For a description of pending litigation and governmental proceedings and investigations, see “Part II — Item 1 — Legal Proceedings” in our current reports on Form 10-Q/A or Form 10-Q filed concurrent with or subsequent to this filing.
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
Material Weakness in Internal Controls: In connection with the Restatement and our reassessment of our internal control over financial reporting pursuant to the rules promulgated by the Commission under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, management has concluded that as of March 31, 2007, our disclosure controls and procedures were not effective and that we had a material weakness in our internal control over financial reporting. Please refer to Part I — Item 4 of this Form 10-Q/A for further discussion of the ineffectiveness of and material weakness in our controls. Should we be unable to remediate such material weakness promptly and effectively, an unresolved weakness could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly, annual and other reporting requirements under the Securities Exchange Act of 1934 in a timely manner. These effects could in turn adversely affect the trading price of our common stock and could result in a material misstatement of our financial position or results of operations and require a further restatement of our financial statements. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify control weaknesses.
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

OFFICE DEPOT, INC. (Registrant)
Date: November 20, 2007	By:	/s/ Steve Odland
Steve Odland
Chief Executive Officer and Chairman, Board of Directors (Principal Executive Officer)

Date: November 20, 2007	By:	/s/ Patricia McKay
Patricia McKay
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 20, 2007	By:	/s/ Jennifer Moline
Jennifer Moline
Senior Vice President and Controller (Principal Accounting Officer)