Form 10-Q/A
period 2007-06-30
OFFICE DEPOT INC
filed 2007-11-20
CIK 800240

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

OFFICE DEPOT, INC.
FORM 10-Q/A
INTRODUCTORY NOTE
This Amendment No. 1 to the quarterly report on Form 10-Q/A (“Form 10-Q/A”) is being filed to amend the company’s quarterly report on Form 10-Q for the period ended June 30, 2007, which was originally filed on July 26, 2007 (“Original Form 10-Q”).
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
As a result of the Audit Committee’s review, on November 8, 2007, the Board of Directors of the company approved a decision to restate the company’s 2006 financial statements including corrections to amounts previously reported in the third and fourth quarters of 2006 and the interim financial statements for the first and second quarters of 2007. The company is hereby amending its previously filed Form 10-Q for the quarterly period ended June 30, 2007 and concurrently will file an amended Form 10-K for the fiscal year 2006 and an amended Form 10-Q for the first quarter of 2007. This Form 10-Q/A amends and restates:
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	As of	As of	As of
	June 30,	December 30,	July 1,
	2007	2006	2006
	(Restated)	(Restated)
Assets

Current assets:
Cash and cash equivalents	$122,695	$173,552	$341,350
Receivables, net	1,466,714	1,480,316	1,314,333
Inventories, net	1,586,241	1,539,685	1,450,440
Deferred income taxes	64,474	131,977	121,750
Prepaid expenses and other current assets	148,295	116,931	116,749

Total current assets	3,388,419	3,442,461	3,344,622
Property and equipment, net	1,463,361	1,424,967	1,326,128
Goodwill	1,228,681	1,198,886	1,091,427
Other assets	548,275	491,124	445,508

Total assets	$6,628,736	$6,557,438	$6,207,685

Liabilities and stockholders’ equity

Current liabilities:
Trade accounts payable	$1,582,487	$1,561,784	$1,477,506
Accrued expenses and other current liabilities	1,095,197	1,224,565	1,068,020
Income taxes payable	2,167	135,448	117,774
Short-term borrowings and current maturities of long-term debt	68,878	48,130	34,114

Total current liabilities	2,748,729	2,969,927	2,697,414
Deferred income taxes and other long-term liabilities	534,679	403,289	368,170
Long-term debt, net of current maturities	564,107	570,752	581,761
Minority interest	14,737	16,023	10,270

Commitments and contingencies

Stockholders’ equity:
Common stock — authorized 800,000,000 shares of $.01 par value; issued and outstanding shares — 428,553,951 in 2007, 426,177,619 in December 2006 and 425,075,847 in July 2006	4,286	4,262	4,251
Additional paid-in capital	1,757,070	1,700,976	1,652,554
Accumulated other comprehensive income	340,551	295,253	249,752
Retained earnings	3,647,543	3,370,538	3,114,903
Treasury stock, at cost — 155,784,207 shares in 2007, 149,778,235 shares in December 2006 and 141,798,878 shares in July 2006	(2,982,966)	(2,773,582)	(2,471,390)

Total stockholders’ equity	2,766,484	2,597,447	2,550,070

Total liabilities and stockholders’ equity	$6,628,736	$6,557,438	$6,207,685

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 14, 2007, as amended on November 20, 2007 (the “2006 Form 10-K/A”).

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(Restated)		(Restated)
Sales	$3,631,599	$3,494,907	$7,725,199	$7,310,607
Cost of goods sold and occupancy costs	2,535,480	2,416,665	5,359,972	5,030,459

Gross profit	1,096,119	1,078,242	2,365,227	2,280,148

Store and warehouse operating and selling expenses	799,494	756,505	1,685,186	1,600,026
General and administrative expenses	149,788	150,324	311,318	316,877
Amortization of deferred gain on building sale	(1,873)	—	(3,746)	—

Operating profit	148,710	171,413	372,469	363,245

Other income (expense):
Interest income	1,241	1,086	2,101	7,345
Interest expense	(18,031)	(11,347)	(30,671)	(22,413)
Miscellaneous income, net	9,874	6,625	19,695	14,089

Earnings before income taxes	141,794	167,777	363,594	362,266

Income taxes	36,212	49,471	104,241	114,430

Net earnings	$105,582	$118,306	$259,353	$247,836

Earnings per common share:
Basic	$0.39	$0.42	$0.95	$0.87
Diluted	0.38	0.41	0.93	0.85

Weighted average number of common shares outstanding:

Basic	271,879	280,726	273,690	286,139
Diluted	275,952	287,326	278,041	292,832
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2006 Form 10-K/A.

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	26 Weeks Ended
	June 30,	July 1,
	2007	2006
	(Restated)
Cash flow from operating activities:
Net earnings	$259,353	$247,836
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	139,609	137,373
Charges for losses on inventories and receivables	47,335	42,716
Changes in working capital and other	(153,134)	55,863

Net cash provided by operating activities	293,163	483,788

Cash flows from investing activities:
Capital expenditures	(225,330)	(121,489)
Acquisitions and related payments	(47,591)	(176,022)
Advance payments	(11,992)	—
Proceeds from disposition of assets and advances returned	95,282	21,042
Purchases of short-term investments	—	(961,450)
Sales of short-term investments	—	961,650

Net cash used in investing activities	(189,631)	(276,269)

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	25,294	82,111
Tax benefits from employee share-based payments	11,625	32,502
Acquisition of treasury stock	(199,592)	(670,222)
Treasury stock purchases related to employee plans	(9,801)	—
Net proceeds (payments) on long- and short-term borrowings	16,674	(22,651)

Net cash used in financing activities	(155,800)	(578,260)

Effect of exchange rate changes on cash and cash equivalents	1,411	8,894

Net decrease in cash and cash equivalents	(50,857)	(361,847)
Cash and cash equivalents at beginning of period	173,552	703,197

Cash and cash equivalents at end of period	$122,695	$341,350

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2006 Form 10-K/A.

OFFICE DEPOT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Basis of Presentation
Office Depot, Inc., (the “company”) including consolidated subsidiaries, is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 30, 2006 has been derived from audited financial statements at that date. The condensed interim financial statements as of June 30, 2007 and for the 13-week and 26-week periods ended June 30, 2007 (also referred to as “the second quarter of 2007” and “the first half of 2007”) and July 1, 2006 (also referred to as “the second quarter of 2006” and “the first half of 2006”) are unaudited. However, in our opinion, these financial statements reflect adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. In addition to the normal, recurring items recorded for interim financial statement presentation, we recognized expenses associated with exit and other activities because the related accounting criteria were met during the period. Certain prior period amounts have been reclassified to conform to current year presentation. We have included the balance sheet from July 1, 2006 to assist in analyzing our company.
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
Our cash management process generally utilizes zero balance accounts which provide for the reimbursement of the related disbursement accounts on a daily basis. Accounts payable as of June 30, 2007, December 30, 2006 and July 1, 2006 included $216 million, $97 million and $148 million, respectively, of disbursements not yet presented for payment drawn in excess of our bank deposit balances which contain legal right to offset provisions.
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
Based on both qualitative and quantitative factors, the company concluded that the errors were material and the Board of Directors approved a restatement of the company’s consolidated financial statement for the periods from the third quarter of 2006 through the second quarter of 2007. As a result, the company has restated the accompanying financial statements as of June 30, 2007 and for the 13-week and 26-week periods then ended. In addition to this Amendment No. 1 on Form 10-Q/A, the company will file concurrently Amendment No. 1 on Form 10-K/A for fiscal year 2006 and Form 10-Q/A for the first quarter of 2007.
The impacts of the restatement on the condensed consolidated balance sheet as of June 30, 2007 are summarized in the following table:

(In thousands)	As of June 30, 2007
	Previously
	Reported	Adjustments(1)	Restated
Inventories, net	$1,615,598	$(29,357)	$1,586,241
Deferred income taxes	53,348	11,126	64,474
Total current assets	3,406,650	(18,231)	3,388,419
Total assets	6,646,967	(18,231)	6,628,736
Retained earnings	3,665,774	(18,231)	3,647,543
Total stockholders’ equity	2,784,715	(18,231)	2,766,484
Total liabilities and stockholders’ equity	6,646,967	(18,231)	6,628,736

(1)	The adjustments include the effects of a restatement of the company’s consolidated financial statements for the fiscal year ended December 30, 2006 and the quarter ended March 31, 2007, as reflected in our 2006 Form 10-K/A and Form 10-Q/A for the first quarter of 2007. Of the $18.2 million reduction in retained earnings reflected above, $14.7 million reflects the cumulative impact of the restatement of periods prior to the quarter ended June 30, 2007.

Earnings before income taxes was reduced by $5.7 million and $9.1 million for the second quarter and for the year-to-date 2007 periods, respectively. These adjustments resulted from increases made to cost of goods sold and occupancy costs. The after-tax impact of these corrections was a reduction in net earnings of $3.5 million and $5.6 million in the second quarter and year-to-date 2007 periods, respectively. The effects of the restatement on the condensed consolidated statements of earnings for the second quarter and year-to-date 2007 periods are summarized in the following table:

	13 Weeks Ended June 30, 2007
	Previously
(In thousands)	Reported	Adjustments	Restated
Cost of goods sold and occupancy costs	$2,529,793	$5,687	$2,535,480
Gross profit	1,101,806	(5,687)	1,096,119
Operating profit	154,397	(5,687)	148,710
Earnings before income taxes	147,481	(5,687)	141,794
Income taxes	38,405	(2,193)	36,212
Net earnings	109,076	(3,494)	105,582
Earnings per common share:
Basic	$0.40	$(0.01)	$0.39

Diluted	$0.40	$(0.02)	$0.38

	26 Weeks Ended June 30, 2007
	Previously
(In thousands)	Reported	Adjustments	Restated
Cost of goods sold and occupancy costs	$5,350,911	$9,061	$5,359,972
Gross profit	2,374,288	(9,061)	2,365,227
Operating profit	381,530	(9,061)	372,469
Earnings before income taxes	372,655	(9,061)	363,594
Income taxes	107,735	(3,494)	104,241
Net earnings	264,920	(5,567)	259,353
Earnings per common share:
Basic	$0.97	$(0.02)	$0.95

Diluted	$0.95	$(0.02)	$0.93

The effects of the restatements on the condensed consolidated statement of cash flows for year-to-date 2007 are summarized in the following table:

(In thousands)	26 Weeks Ended June 30, 2007
	Previously
	Reported	Adjustments	Restated
Cash flow from operating activities:
Net earnings	$264,920	$(5,567)	$259,353
Changes in working capital and other	(158,701)	5,567	(153,134)
There was no impact to net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities for the 26-week period ended June 30, 2007.
The following notes to the condensed consolidated financial statements have been restated to reflect the correction of the accounting error described above: Note E — Comprehensive Income, Note F — Earnings Per Share (“EPS”), and Note G — Division Information.

Note C — Acquisitions
During the second quarter of 2007, we completed the acquisition of Axidata Inc., a Canada-based office products delivery company with annual revenue of approximately $60 million. Axidata is included in our North American Business Solutions Division. Both our integration plans and our assessment of the value of assets and liabilities acquired are in the process of being finalized and implemented. Accordingly, the amount initially allocated to goodwill likely will change as the integration and valuation processes are completed and amounts of separately identifiable intangible assets are recorded. The effects of this acquisition are not considered material.
Note D — Accounting for Uncertainty in Income Taxes
Effective at the beginning of the first quarter of 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The impact upon adoption was to increase retained earnings by approximately $17.7 million and to decrease our accruals for uncertain tax positions and related interest by a corresponding amount. Additionally, we increased goodwill and accruals for uncertain tax positions by approximately $3.8 million to reflect the measurement under the rules of FIN 48 of an uncertain tax position related to previous business combinations. After recognizing these impacts at adoption of FIN 48, the total unrecognized tax benefits were approximately $90 million. Of this amount, approximately $69 million would impact our effective tax rate if recognized. The difference of $21 million primarily results from federal tax impacts on state issues and items that would impact goodwill and would not impact the effective rate if it were subsequently determined that such liability were not required. Additionally, adoption of FIN 48 resulted in the accruals for uncertain tax positions being reclassified from Income taxes payable to Accrued expenses and other long-term liabilities in our Condensed Consolidated Balance Sheet.
We regularly evaluate the legal organizational structure of our entities, tax regulatory developments and the progress of ongoing tax examinations and adjust tax attributes to enhance planning opportunities. While we are evaluating certain transactions that could reduce the need for certain accruals during fiscal year 2007, those considerations are not yet sufficiently developed to allow further adjustment to existing balances. One such transaction is a corporate restructuring that relates to one of the projects covered by our Charges (see Note H). Should that restructuring change our assessment of the need for an existing accrual for uncertain tax positions of approximately $10 million, that reduction in our tax provision would be presented as a tax-related benefit when recognized.
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

Note E — Comprehensive Income
Comprehensive income represents all non-owner changes in stockholders’ equity and consists of the following:

(In thousands)	Second Quarter		First Half
	2007	2006	2007	2006
	(Restated)		(Restated)
Net earnings	$105,582	$118,306	$259,353	$247,836
Other comprehensive income:
Foreign currency translation adjustments, net	31,215	83,297	45,101	108,806
Amortization of gain on cash flow hedge	(414)	(415)	(829)	(829)
Unrealized gain (loss) on cash flow hedge	(19)	823	1,026	1,030

Total comprehensive income	$136,364	$202,011	$304,651	$356,843

Note F — Earnings Per Share (“EPS”)
The information related to our basic and diluted EPS is as follows:

(In thousands, except per share amounts)	Second Quarter		First Half
	2007	2006	2007	2006
	(Restated)		(Restated)
Numerator:
Net earnings	$105,582	$118,306	$259,353	$247,836

Denominator:
Weighted average shares outstanding:
Basic	271,879	280,726	273,690	286,139
Effect of dilutive stock options and restricted stock	4,073	6,600	4,351	6,693

Diluted	275,952	287,326	278,041	292,832

EPS:
Basic	$0.39	$0.42	$0.95	$0.87
Diluted	0.38	0.41	0.93	0.85
Note G — Division Information
We continually assess our financial reporting practices and strive to provide meaningful and transparent communication of our results. In the third quarter of 2006, we modified our measurement of Division operating profit for segment reporting purposes to exclude the impact of costs related to asset impairments, exit costs and other charges, which resulted from a wide-ranging assessment of assets and commitments which began during the latter half of 2005 (the “Charges” — see Note H). The financial information used by our management to assess performance of the Divisions for the purpose of resource allocation now excludes the Charges. We believe this measure is an appropriate and useful indicator of the effectiveness of current management activities. Prior period Division operating profit has been recast to conform to the current presentation.

The following is a summary of our significant accounts and balances by reportable segment (or “Division”), reconciled to consolidated totals.

(In thousands)	Sales
	Second Quarter		First Half
	2007	2006	2007	2006
North American Retail Division	$1,525,334	$1,507,612	$3,373,934	$3,298,340
North American Business Solutions Division	1,123,242	1,128,676	2,285,592	2,258,673
International Division	983,023	858,619	2,065,673	1,753,594

Total	$3,631,599	$3,494,907	$7,725,199	$7,310,607

(In thousands)	Division Operating Profit
	Second Quarter		First Half
	2007	2006	2007	2006
	(Restated)		(Restated)
North American Retail Division	$99,239	$96,386	$251,587	$231,211
North American Business Solutions Division	78,329	104,928	150,545	198,569
International Division	42,134	48,468	124,197	117,202

Total reportable segments	219,702	249,782	526,329	546,982
Eliminations	—	(27)	(73)	(155)

Total	$219,702	$249,755	$526,256	$546,827

A reconciliation of the measure of Division operating profit to consolidated earnings before income taxes is as follows:

(In thousands)	Second Quarter		First Half
	2007	2006	2007	2006
	(Restated)		(Restated)
Total division operating profit	$219,702	$249,755	$526,256	$546,827
Charges, as defined above	(11,883)	(8,129)	(23,947)	(26,886)
Corporate general and administrative expenses (excluding Charges)	(60,982)	(70,213)	(133,586)	(156,696)
Amortization of deferred gain	1,873	—	3,746	—
Interest income	1,241	1,086	2,101	7,345
Interest expense	(18,031)	(11,347)	(30,671)	(22,413)
Miscellaneous income, net	9,874	6,625	19,695	14,089

Earnings before income taxes	$141,794	$167,777	$363,594	$362,266

Goodwill by division is as follows:

(In thousands)	Goodwill
	June 30,	December 30,	July 1,
	2007	2006	2006
North American Retail Division	$2,147	$1,961	$2,046
North American Business Solutions Division	366,993	359,417	335,040
International Division	859,541	837,508	754,341

Total	$1,228,681	$1,198,886	$1,091,427

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

Note H — Asset Impairments, Exit Costs and Other Charges
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
Note I — Debt
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
Note J — Capital Stock
On April 25, 2007, the board of directors authorized a common stock repurchase program whereby we are authorized to repurchase an additional $500 million of our common stock. As of June 30, 2007, there had been no common stock repurchases made under this authorization.
Note K — Pension Disclosures
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our condensed consolidated financial statements and the notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q/A, as well as our 2006 Form 10-K, as amended (the “2006 Form 10-K/A”), filed with the U.S. Securities and Exchange Commission (the “SEC”).
This MD&A contains significant amounts of forward-looking information. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q/A, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Our discussion of Risk Factors, found in Item 1A of this Form 10-Q/A and our 2006 Form 10-K/A, and Forward-Looking Statements, found immediately following the MD&A in our 2006 Form 10-K/A, apply to these forward-looking statements.
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
Based on both qualitative and quantitative factors, the company concluded that the errors were material and the Board of Directors approved a restatement of the periods from the third quarter of 2006 through the second quarter of 2007. In addition to this Amendment No. 1 on Form 10-Q/A, the company will file concurrently Amendment No. 1 on Form 10-K/A for fiscal year 2006 and Form 10-Q/A for the first quarter of 2007.
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
These restatements are non-cash charges and the reduction in net earnings has been offset in the consolidated statement of cash flows by a change in working capital and other items such that net cash flows provided by operating activities has not changed for the periods restated. The impact to the balance sheet has been to reduce inventories by the amounts deferred and to increase short-term deferred tax assets for the tax impacts of the change in pre-tax earnings.

The following Management’s Discussion and Analysis gives effect to the restatement.
RESULTS OF OPERATIONS
OVERVIEW
A summary of factors important to understanding the results for the second quarter of 2007 is provided below and further discussed in the narrative that follows this overview.
•	Second quarter sales grew 4% to $3.6 billion compared to the second quarter of 2006. Sales growth in North America was flat in the second quarter down from 3% in the first quarter, reflecting a continuation of the weak economic conditions that we began to experience in the first quarter, particularly in our small business sector. North American Retail Division sales grew 1% with comparable store sales down 5% for the quarter. International Division sales increased 14% in U.S. dollars and 7% in local currencies.

•	Our North American businesses were depressed by a continuation of the slowdown in housing sales, and a softening economy. Particularly affected were our small business customers in both our North American Retail Division as well as our North American Business Solutions Division.

•	As part of our previously announced streamlining activities, we recorded $12 million of charges in the second quarter of 2007 and $8 million of charges in the second quarter of 2006 (the “Charges”). We have lowered our anticipated Charges for the full year 2007 and increased our estimates for 2008, in part reflecting the impact of external approvals required on certain International projects.

•	Gross margin, as restated, declined 70 basis points due principally to a shift in mix and increased property costs associated with new stores, partially offset by higher private brand sales. Operating expenses increased as a percentage of sales by approximately 10 basis points, reflecting investments made which more than offset benefits from cost management initiatives.
•	Net earnings for the quarter, as restated, were $106 million compared to $118 million in the same quarter of the prior year, and diluted earnings per share, as restated, were $0.38 in the second quarter of 2007 versus $0.41 in the same period a year ago. After-tax second quarter Charges negatively impacted EPS by $0.03 in 2007 and $0.02 in 2006.

•	Net earnings for the year to date period, as restated, were $259 million compared to $248 million in the same period of the prior year, and diluted earnings per share, as restated, were $0.93 in the first six months of 2007 versus $0.85 in the same period a year ago. After-tax Charges negatively impacted EPS by $0.08 in 2007 and $0.07 in 2006.

•	During the second quarter of 2007, we acquired 3.1 million shares of our common stock under publicly announced share repurchase programs. Year to date share acquisitions under these programs total 5.7 million shares for approximately $200 million.

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

North American Retail Division

	Second Quarter		First Half
(Dollars in millions)	2007	2006	2007	2006
	(Restated)		(Restated)
Sales	$1,525.3	$1,507.6	$3,373.9	$3,298.3
% change	1%	4%	2%	5%
Division operating profit	$99.2	$96.4	$251.6	$231.2
% of sales	6.5%	6.4%	7.5%	7.0%
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
Although comparable store sales were disappointing, the North American Retail Division delivered a 3% increase in operating profit to $99 million for the second quarter of 2007, as restated, compared to $96 million in the same period of the prior year. On a year to date basis, Division operating profit, as restated, increased 9% to $252 million.
Higher product margins and cost management initiatives more than offset the impact of the negative comps and increased property costs associated with new stores. Operating profit margins, as restated, expanded to 6.5%, up 10 basis points from 6.4% in the prior year period. Average ticket size increased slightly. Year to date operating profit margin, as restated, increased 50 basis points to 7.5% compared to the same period last year. However, looking ahead to the third quarter we are seeing early indications of a tough retail environment from a consumer slowdown in spending that could result in a more competitive and promotional environment for the back-to-school season.
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
North American Business Solutions Division

	Second Quarter		First Half
(Dollars in millions)	2007	2006	2007	2006
	(Restated)		(Restated)
Sales	$1,123.2	$1,128.7	$2,285.6	$2,258.7
% change	—%	6%	1%	7%

Division operating profit	$78.3	$104.9	$150.5	$198.6
% of sales	7.0%	9.3%	6.6%	8.8%
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
The North American Business Solutions Division had an operating profit of $78 million for the second quarter of 2007, as restated, compared to $105 million for the same period of the prior year. On a sequential basis, operating margins improved 80 basis points from the first quarter of 2007, as restated, despite lower sales volume. Compared to the second quarter of 2006, however, operating margins declined as expected, reflecting a continuation of the temporarily higher expense levels associated with the investment in the expansion of both the contract sales force and the implementation costs associated with a new furniture delivery program, as well as the impact of changes in sales mix. We anticipate that our operating margins will continue to improve sequentially during the second half of the year.
During June 2007, we acquired Axidata Inc., a Canada-based office products delivery company, in an all cash deal for an immaterial amount.

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

Other — Income Taxes: Our effective tax rate for the second quarter of 2007, as restated, was 26% and for the first half of the year 29%. The lower rate for the second quarter mainly reflects the impact from an adjustment to a valuation allowance based on current conditions. The effective tax rate may change due to shifts in domestic and international income and other factors. We anticipate our full year base operating rate to be approximately between 28.5% and 29%, though unforeseen events, including shifts in the relative percentage of domestic and international income, may impact the actual rate experienced.
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
We hold cash throughout our service areas, but we principally manage our cash through regional headquarters in North America and Europe. We may move cash between those regions from time to time through short-term transactions, including $238 million that we transferred from Europe to North America and paid down our revolving line of credit at the end of the second quarter of 2007. We transferred these amounts at the end of the quarter which reduced the amount outstanding under the revolving credit facility reported at the end of the financial reporting period. During the third quarter of 2007, we borrowed a like amount under our revolving credit facility to repay the amount transferred from Europe. Similar transfers are likely at future quarterly periods, pending completion of a non-taxable distribution to the U.S. anticipated in the fourth quarter of 2007. Other distributions, including distributions of foreign earnings or changes in long-term arrangements could result in significant additional U.S. tax payments and income tax expense. There are no current plans to change our expectation of foreign earnings reinvestment or the long-term nature of our intercompany arrangements.
During the first half of 2007, cash provided by operating activities totaled $293 million compared to $484 million during the same period last year. Changes in net working capital and other components, as restated, resulted in a $153 million use of cash in 2007 compared to a source of $56 million in 2006, primarily reflecting the timing of cash payments in both periods. Management of the timing of payments to vendors is subject to variability quarter to quarter depending on a variety of factors. These may include the flow of goods, credit terms, timing of promotions, vendor production planning, new product introduction and working capital management. For example, the timing of back-to-school activities is expected to be later this year than last year. The company manages the timing of accounts payable and has deferred payments to vendors near quarter-end which has the effect of reducing its working capital position. The effect of such vendor payment deferrals at quarter-end on our financial statements is to report a higher accounts payable balance and lower balance of outstanding borrowings on our revolving credit facility than would otherwise appear if the vendor payments had not been deferred. Such deferrals totaled approximately $205 million at the end of the second quarter of 2007 and approximately $24 million at the end of the same period in the prior year. For the company's accounting policy on cash management, see Note A of the Notes to Condensed Consolidated Financial Statements. Deferrals may increase or decrease in future periods as conditions warrant. This variability could result in an incremental use of about $150 million in cash during the third quarter versus a year ago. The adoption of FIN 48 during the first quarter of 2007 resulted in the reclassification of certain tax-related working capital accounts from their appropriate presentation at the end of 2006, but this adoption had no cash impacts.
Cash used in investing activities was $190 million in the first half of 2007, compared to $276 million in the same period last year. The use of cash for the first half of 2007 reflects $225 million of capital expenditures for our new store openings and remodels in North America, as well as distribution network infrastructure costs and investments in information technology. During the first half of 2007, we received approximately $95 million of proceeds from the disposition of assets, including proceeds from a second quarter sale-leaseback transaction related to a European warehouse facility. The gain realized on that transaction will be amortized over the lease term. We also acquired Axidata Inc., a Canada-based office products delivery company. In addition to that acquisition, during the first six months of 2007 we have made previously accrued acquisition-related payments to former owners of entities acquired in 2006. Investing activities in 2006 included capital expenditures from our store expansion, as well as the net purchase of short-term investments. We anticipate capital spending for the full year 2007 to be under $500 million, in part due to a decrease in planned new store openings from 150 to 125. For 2008, we expect capital expenditures of approximately $500 million to $550 million, down from the $600 million estimated in the first quarter of 2007, which reflects a reduction in the number of planned new store openings from 200 to 150.
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
CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2006 Form 10-K/A, filed on November 20, 2007, in the Notes to the Consolidated Financial Statements, Note A, and the Critical Accounting Policies section, except for our accounting policy regarding FIN 48, which is discussed in Note C of the Notes to Condensed Consolidated Financial Statements.
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
The company made no changes to its internal control over financial reporting for the quarter ended June 30, 2007. However, the material weakness discussed above was identified during 2007 and will result in future mitigation activities.

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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our 2006 Form 10-K/A. The company has identified the following risk factors as a result of the findings of the Audit Committee’s independent review of the accounting for certain vendor program funds and in response to the impact of changes in the economy on our operations in North America.
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
Material Weakness in Internal Controls: In connection with the Restatement and our reassessment of our internal control over financial reporting pursuant to the rules promulgated by the Commission under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, management has concluded that as of June 30, 2007, our disclosure controls and procedures were not effective and that we had a material weakness in our internal control over financial reporting. Please refer to Part I — Item 4 of this Form 10-Q/A for further discussion of the ineffectiveness of and material weakness in our controls. Should we be unable to remediate such material weakness promptly and effectively, an unresolved weakness could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly, annual and other reporting requirements under the Securities Exchange Act of 1934 in a timely manner. These effects could in turn adversely affect the trading price of our common stock and could result in a material misstatement of our financial position or results of operations and require a further restatement of our financial statements. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify control weaknesses.
Sales in North America may be negatively impacted by changes in the economy that impact small business and consumer spending.
Sales in North America may be negatively impacted by changes in the economy. Our customers in the North American Retail Division and some of our customers in the North American Business Solutions Division are predominantly small and home office businesses. Accordingly, these customers may curtail their spending in reaction to macroeconomic conditions, such as changes in the housing market and higher fuel costs. This could result in reductions in their spending on office supplies and negatively impact our sales and profits.
Further, our North American sales are heavily concentrated in California and Florida, two states that have experienced strong economic growth in the past, but which are currently experiencing a greater economic downturn. Because of this geographic concentration, we may have a disproportionately negative impact on our sales and profits in North America if the economic downturn continues.

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