Form 10-Q
period 2007-09-29
OFFICE DEPOT INC
filed 2007-11-20
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 29, 2007
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
FORM 10-Q
INTRODUCTORY NOTE
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
As a result of the Audit Committee’s review, on November 8, 2007, the Board of Directors of the company approved a decision to restate the company’s 2006 financial statements including corrections to amounts previously reported in the third and fourth quarters of 2006 and the interim financial statements for the first and second quarters of 2007. In addition to this Form 10-Q, the company will file concurrently Amendment No. 1 on Form 10-K/A for fiscal year 2006 and Forms 10-Q/A for the first and second quarters of 2007. The financial statements and related disclosures for the period ended September 30, 2006 have been restated in this document to reflect the impact of the errors discussed above.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	As of	As of	As of
	September 29,	December 30,	September 30,
	2007	2006	2006
		(Restated)	(Restated)
Assets

Current assets:
Cash and cash equivalents	$187,037	$173,552	$328,924
Receivables, net	1,532,784	1,480,316	1,442,229
Inventories, net	1,608,697	1,539,685	1,407,598
Deferred income taxes	85,207	131,977	130,573
Prepaid expenses and other current assets	139,865	116,931	115,456

Total current assets	3,553,590	3,442,461	3,424,780
Property and equipment, net	1,529,046	1,424,967	1,396,179
Goodwill	1,266,816	1,198,886	1,119,700
Other assets	596,719	491,124	456,406

Total assets	$6,946,171	$6,557,438	$6,397,065

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,622,841	$1,561,784	$1,535,162
Accrued expenses and other current liabilities	1,123,594	1,224,565	1,194,420
Income taxes payable	36,330	135,448	146,952
Short-term borrowings and current maturities of long-term debt	49,933	48,130	34,875

Total current liabilities	2,832,698	2,969,927	2,911,409
Deferred income taxes and other long-term liabilities	539,915	403,289	387,412
Long-term debt, net of current maturities	581,140	570,752	591,455
Minority interest	14,999	16,023	10,453
Commitments and contingencies
Stockholders’ equity:
Common stock — authorized 800,000,000 shares of $.01 par value; issued and outstanding shares - 428,671,158 in 2007, 426,177,619 in December 2006 and 425,660,487 in September 2006	4,287	4,262	4,257
Additional paid-in capital	1,771,370	1,700,976	1,677,700
Accumulated other comprehensive income	420,258	295,253	244,506
Retained earnings	3,765,031	3,370,538	3,243,954
Treasury stock, at cost – 155,783,289 shares in 2007, 149,778,235 shares in December 2006 and 147,251,849 shares in September 2006	(2,983,527)	(2,773,582)	(2,674,081)

Total stockholders’ equity	2,977,419	2,597,447	2,496,336

Total liabilities and stockholders’ equity	$6,946,171	$6,557,438	$6,397,065

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 14, 2007, as amended on November 20, 2007 (the “2006 Form 10-K/A”).

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Sales	$3,935,411	$3,857,144	$11,660,610	$11,167,751
Cost of goods sold and occupancy costs	2,820,276	2,677,049	8,180,248	7,707,508

Gross profit	1,115,135	1,180,095	3,480,362	3,460,243

Store and warehouse operating and selling expenses	843,958	834,121	2,529,144	2,434,147
General and administrative expenses	150,797	161,237	462,115	478,114
Amortization of deferred gain on building sale	(1,873)	—	(5,619)	—

Operating profit	122,253	184,737	494,722	547,982

Other income (expense):
Interest income	4,111	2,101	6,212	9,446
Interest expense	(19,316)	(10,724)	(49,987)	(33,137)
Miscellaneous income, net	5,238	6,357	24,933	20,446

Earnings before income taxes	112,286	182,471	475,880	544,737

Income taxes	(5,202)	53,420	99,039	167,850

Net earnings	$117,488	$129,051	$376,841	$376,887

Earnings per common share:
Basic	$0.43	$0.46	$1.38	$1.33
Diluted	0.43	0.45	1.36	1.30

Weighted average number of common shares outstanding:
Basic	272,014	279,298	273,131	283,859
Diluted	274,370	284,872	276,817	290,179
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2006 Form 10-K/A.

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	39 Weeks Ended
	September 29,	September 30,
	2007	2006
		(Restated)
Cash flow from operating activities:
Net earnings	$376,841	$376,887
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	206,454	204,655
Charges for losses on inventories and receivables	76,425	72,151
Changes in working capital and other	(204,945)	138,750

Net cash provided by operating activities	454,775	792,443

Cash flows from investing activities:
Capital expenditures	(334,010)	(217,596)
Acquisitions and related payments	(47,848)	(199,917)
Advance payments	(11,992)	—
Proceeds from disposition of assets, advances returned and other	119,672	24,046
Purchases of short-term investments	—	(961,450)
Sales of short-term investments	—	961,650

Net cash used in investing activities	(274,178)	(393,267)

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	27,913	90,376
Tax benefits from employee share-based payments	15,776	35,846
Acquisition of treasury stock	(199,592)	(870,576)
Treasury stock purchases related to employee plans	(10,372)	—
Net payments on long- and short-term borrowings	(5,470)	(33,017)

Net cash used in financing activities	(171,745)	(777,371)

Effect of exchange rate changes on cash and cash equivalents	4,633	3,922

Net increase in cash and cash equivalents	13,485	(374,273)
Cash and cash equivalents at beginning of period	173,552	703,197

Cash and cash equivalents at end of period	$187,037	$328,924

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2006 Form 10-K/A.

OFFICE DEPOT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A – Basis of Presentation
Office Depot, Inc., (the “company”) including consolidated subsidiaries, is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 30, 2006 has been derived from audited financial statements at that date. The condensed interim financial statements as of September 29, 2007 and for the 13-week and 39-week periods ended September 29, 2007 (also referred to as “the third quarter of 2007” and “the year-to-date 2007”) and September 30, 2006 (also referred to as “the third quarter of 2006” and “the year-to-date 2006”) are unaudited. However, in our opinion, these financial statements reflect adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. In addition to the normal, recurring items recorded for interim financial statement presentation, we recognized expenses associated with exit and other activities because the related accounting criteria were met during the period. We have included the balance sheet from September 30, 2006 to assist in analyzing our company.
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
Our cash management process generally utilizes zero balance accounts which provide for the reimbursement of the related disbursement accounts on a daily basis. Accounts payable as of September 29, 2007, December 30, 2006 and September 30, 2006 included $172 million, $97 million and $147 million, respectively, of disbursements not yet presented for payment drawn in excess of our bank deposit balances which contain legal right to offset provisions.
New Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”).  This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In November 2007, the FASB provided a one year deferral for the implementation of FAS 157 for other nonfinancial assets and liabilities.  We have not yet completed our assessment of what impact, if any, FAS 157 will have on our financial condition, results of operations or cash flows.
The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R) (“FAS 158”). This Standard prescribes two phases of implementation. In the first phase adopted in 2006, we reported approximately $6 million of deferred pension losses in accumulated other comprehensive income. The second phase of FAS 158 requires that the valuation date of plan accounts be as of the end of the fiscal year, with that change required to be implemented by fiscal years ending after December 15, 2008. We will change the valuation date relating to our foreign plan, but have not yet analyzed the impact this change will have on our financial condition, results of operations or cash flows.

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
Note B – Results of Audit Committee Independent Review and Restatement of Financial Statements
On October 29, 2007, the company announced that its Audit Committee initiated an independent review principally focused on the accounting for certain vendor program funds. The Audit Committee, with the assistance of independent legal counsel and forensic accountants, assessed the timing of recognition of certain vendor program arrangements. The review, which arose from a whistleblower complaint, revealed that during the period beginning in the third quarter of 2006 through the second quarter of 2007 funds due or received from vendors previously recognized in the current quarter should have been deferred into later periods.
The investigation revealed errors in timing of vendor program recognition and included evidence that some individuals within the company’s merchandising organization failed to provide Office Depot’s accounting staff with complete or accurate documentation of future purchase or performance conditions in certain vendor programs that would have otherwise required recognition of the related vendor funds to be deferred into future periods in accordance with the company’s established practices and accounting principles generally accepted in the United States of America.
Based on both qualitative and quantitative factors, the company concluded that the errors were material and the Board of Directors approved a restatement of the company’s consolidated financial statements for periods from the third quarter of 2006 through the second quarter of 2007. The restatement of the company’s condensed interim financial statements as of September 30, 2006 and for the 13-week and 39-week periods ended September 30, 2006 are provided in this Form 10-Q. In addition to this Form 10-Q, the company will file concurrently Amendment No. 1 on Form 10-K/A for fiscal year 2006 and Forms 10-Q/A for the first and second quarters of 2007.
The effects of the restatement on the condensed consolidated balance sheet as of September 30, 2006 are summarized in the following table:

	As of September 30, 2006
	Previously
(In thousands)	Reported	Adjustments	Restated
Inventories, net	$1,414,342	$(6,744)	$1,407,598
Deferred income taxes	128,037	2,536	130,573
Total current assets	3,428,988	(4,208)	3,424,780
Total assets	6,401,273	(4,208)	6,397,065

Retained earnings	3,248,162	(4,208)	3,243,954
Total stockholders’ equity	2,500,544	(4,208)	2,496,336
Total liabilities and stockholders’ equity	6,401,273	(4,208)	6,397,065

Earnings before income taxes was reduced by $6.7 million in the third quarter and year-to-date 2006 periods. These adjustments resulted from increases made to cost of goods sold and occupancy costs. The after-tax impact of these corrections was a reduction in net earnings of $4.2 million in the third quarter and year-to-date 2006 periods. The effects of the restatement on the condensed consolidated statements of earnings for the third quarter and year-to-date 2006 periods are summarized in the following table:

	13 Weeks Ended September 30, 2006
	Previously
(In thousands)	Reported	Adjustments	Restated
Cost of goods sold and occupancy costs	$2,670,305	$6,744	$2,677,049
Gross profit	1,186,839	(6,744)	1,180,095
Operating profit	191,481	(6,744)	184,737
Earnings before income taxes	189,215	(6,744)	182,471
Income taxes	55,956	(2,536)	53,420
Net earnings	133,259	(4,208)	129,051
Earnings per common share:
Basic	$0.48	$(0.02)	$0.46

Diluted	$0.47	$(0.02)	$0.45

	39 Weeks Ended September 30, 2006
	Previously
(In thousands)	Reported	Adjustments	Restated
Cost of goods sold and occupancy costs	$7,700,764	$6,744	$7,707,508
Gross profit	3,466,987	(6,744)	3,460,243
Operating profit	554,726	(6,744)	547,982
Earnings before income taxes	551,481	(6,744)	544,737
Income taxes	170,386	(2,536)	167,850
Net earnings	381,095	(4,208)	376,887
Earnings per common share:
Basic	$1.34	$(0.01)	$1.33

Diluted	$1.31	$(0.01)	$1.30

The effects of the restatements on the condensed consolidated statement of cash flows for year-to-date 2006 is summarized in the following table:

	39 Weeks Ended September 30, 2006
	Previously
(In thousands)	Reported	Adjustments	Restated
Cash flow from operating activities:
Net earnings	$381,095	$(4,208)	$376,887
Changes in working capital and other	134,542	4,208	138,750
There was no impact to net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities for the 39-week period ended September 30, 2006.

Note C – Acquisitions
During the second quarter of 2007, we completed the acquisition of Axidata Inc., a Canada-based office products delivery company with annual revenue of approximately $60 million. Axidata is included in our North American Business Solutions Division. Both our integration plans and our assessment of the value of assets and liabilities acquired are in the process of being implemented and finalized. Accordingly, the amount initially allocated to goodwill likely will change as the integration and valuation processes are completed and amounts of separately identifiable intangible assets are recorded. The impact of this acquisition is not considered material.
Note D – Accounting for Uncertainty in Income Taxes
Effective at the beginning of the first quarter of 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The impact upon adoption was to increase retained earnings by approximately $17.7 million and to decrease our accruals for uncertain tax positions and related interest by a corresponding amount. Additionally, we increased goodwill and accruals for uncertain tax positions by approximately $3.8 million to reflect the measurement under the rules of FIN 48 of an uncertain tax position related to a previous business combination. After recognizing these impacts at adoption of FIN 48 in the first quarter of 2007, the total unrecognized tax benefits were approximately $90 million. Of this amount, approximately $69 million would impact our effective tax rate if recognized. The difference of $21 million primarily results from federal tax impacts on state tax issues and items that would impact goodwill and would not impact the effective rate if it were subsequently determined that such liability were not required. Additionally, adoption of FIN 48 resulted in the accruals for uncertain tax positions being reclassified from Income taxes payable to Accrued expenses and other long-term liabilities in our Condensed Consolidated Balance Sheet.
We regularly evaluate the legal organizational structure of our entities, tax regulatory developments and the progress of ongoing tax examinations and adjust tax attributes to enhance planning opportunities. During the third quarter of 2007, we effected a previously-disclosed restructuring and received a ruling that together secured certain prior year tax filing positions. Accordingly, the third quarter and year-to-date provision for income taxes reflects a benefit of approximately $10 million from the reversal of accruals for uncertain tax positions. The income tax provision also includes the benefit from our plan to implement a separate jurisdictional restructuring that will change the amount of income recognized in related jurisdictions resulting in the future realization of existing net operating loss carryforwards. As a result, we eliminated the related valuation allowance of approximately $19 million of deferred tax assets during the third quarter of 2007. During the third quarter of 2007, we also recognized a benefit of approximately $5 million from book to tax return adjustments related to prior years as well as a $4 million benefit from adjusting our annual effective tax rate for the anticipated shift in domestic and international full year 2007 taxable income.
We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2000. Our U.S. federal filings for the years 2000 and 2002 through 2006 are under routine examination, and that process is anticipated to be completed before the end of 2008. Additionally, the U.S. federal tax return for 2007 is under concurrent year review, which should be complete in late 2008. Also, significant international tax jurisdictions include the United Kingdom, the Netherlands, France and Germany. Generally, we are subject to routine examination for years 2000 and forward in these jurisdictions.
We recognize interest related to unrecognized tax benefits in interest expense and penalties in the provision for income taxes. During 2006, we recognized approximately $5 million in interest and penalties. The company had approximately $29 million accrued for the payment of interest and penalties as of the date of adoption of FIN 48.

Note E – Comprehensive Income
Comprehensive income represents all non-owner changes in stockholders’ equity and consists of the following:

	Third Quarter		Year-to-Date
(In thousands)	2007	2006	2007	2006
		(Restated)		(Restated)
Net earnings	$117,488	$129,051	$376,841	$376,887
Other comprehensive income:
Foreign currency translation adjustments, net	80,302	(3,849)	125,403	104,957
Amortization of gain on cash flow hedge	(415)	(415)	(1,244)	(1,244)
Unrealized gain (loss) on cash flow hedge	(180)	(983)	846	48

Total comprehensive income	$197,195	$123,804	$501,846	$480,648

Note F – Earnings Per Share (“EPS”)
The information related to our basic and diluted EPS is as follows:

	Third Quarter		Year-to-Date
	2007	2006	2007	2006
(In thousands, except per share amounts)		(Restated)		(Restated)
Numerator:
Net earnings	$117,488	$129,051	$376,841	$376,887

Denominator:
Weighted average shares outstanding:
Basic	272,014	279,298	273,131	283,859
Effect of dilutive stock options and restricted stock	2,356	5,574	3,686	6,320

Diluted	274,370	284,872	276,817	290,179

EPS:
Basic	$0.43	$0.46	$1.38	$1.33
Diluted	0.43	0.45	1.36	1.30
Awards of options and nonvested shares representing an additional 7 million and 2 million shares of common stock were outstanding for the third quarter and year-to-date September 29, 2007, respectively, but were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.
Note G – Division Information
We continually assess our financial reporting practices and strive to provide meaningful and clear communication of our results. In the third quarter of 2006, we modified our measurement of Division operating profit for segment reporting purposes to exclude the impact of costs related to asset impairments, exit costs and other charges, which resulted from a wide-ranging assessment of assets and commitments which began during the latter half of 2005 (the “Charges” – see Note H). The financial information used by our management to assess performance of the Divisions for the purpose of resource allocation now excludes the Charges. We believe this measure is an appropriate and useful indicator of the business performance.

The following is a summary of our significant accounts and balances by reportable segment (or “Division”), reconciled to consolidated totals.

	Sales
	Third Quarter		Year-to-Date
(In thousands)	2007	2006	2007	2006
North American Retail Division	$1,771,975	$1,767,866	$5,145,909	$5,066,206
North American Business Solutions Division	1,168,086	1,207,661	3,453,678	3,466,334
International Division	995,350	881,617	3,061,023	2,635,211

Total	$3,935,411	$3,857,144	$11,660,610	$11,167,751

	Division Operating Profit
	Third Quarter		Year-to-Date
	2007	2006	2007	2006
(In thousands)	(Restated)		(Restated)
North American Retail Division	$79,504	$113,835	$331,091	$345,046
North American Business Solutions Division	68,776	96,539	219,321	295,108
International Division	47,215	55,192	171,412	172,394

Total reportable segments	195,495	265,566	721,824	812,548
Eliminations	—	(173)	(73)	(328)

Total	$195,495	$265,393	$721,751	$812,220

A reconciliation of the measure of Division operating profit to consolidated earnings before income taxes is as follows:

	Third Quarter		Year-to-Date
	2007	2006	2007	2006
(In thousands)	(Restated)		(Restated)
Total division operating profit	$195,495	$265,393	$721,751	$812,220
Charges, as defined above	(812)	(5,447)	(24,759)	(32,333)
Corporate general and administrative expenses (excluding Charges)	(74,303)	(75,209)	(207,889)	(231,905)
Amortization of deferred gain	1,873	—	5,619	—
Interest income	4,111	2,101	6,212	9,446
Interest expense	(19,316)	(10,724)	(49,987)	(33,137)
Miscellaneous income, net	5,238	6,357	24,933	20,446

Earnings before income taxes	$112,286	$182,471	$475,880	$544,737

Goodwill by Division is as follows:

	Goodwill
	September 29,	December 30,	September 30,
(In thousands)	2007	2006	2006
North American Retail Division	$2,271	$1,961	$2,048
North American Business Solutions Division	367,314	359,417	328,688
International Division	897,231	837,508	788,964

Total	$1,266,816	$1,198,886	$1,119,700

The change in goodwill balances compared to year end and third quarter 2006 primarily resulted from changes in foreign currency exchange rates on goodwill balances recorded in local functional currencies. Other impacts include a change in a tax valuation allowance related to an earlier acquisition, the acquisitions during the periods, the completion of fair value estimates on certain acquisitions made in 2006, and impacts from the adoption of FIN 48 relating to tax uncertainties associated with an earlier period acquisition. Some fair value estimates remain in process and may impact goodwill in future periods.
Note H – Asset Impairments, Exit Costs and Other Charges
During the third quarter of 2005, we announced a number of material charges relating to asset impairments, exit costs and other operating decisions (the “Charges”). This announcement followed a wide-ranging assessment of assets and commitments which began in the second quarter of 2005. We indicated that these actions would continue to impact our results for several years, and expenses associated with future activities would be recognized as the individual plans are implemented and the applicable accounting recognition criteria are met. As with any estimate, the amounts may change when expenses are incurred. From inception through the end of the third quarter of 2007, we have recorded $370 million of Charges.
During the third quarter of 2007, we recognized approximately $8 million of Charges associated with these projects as the previously-identified plans were implemented and the related accounting recognition criteria were met. Approximately $4 million is included in store and warehouse operating and selling expenses and $4 million is included in general and administrative expenses. Implementation of projects during the quarter resulted in Charges for severance-related expenses and accelerated depreciation. The 2007 year-to-date Charges totaled $32 million, of which, approximately $23 million is presented in store and warehouse operating and selling expense and $9 million is presented in general and administrative expenses.
Also during the third quarter of 2007, we recognized a gain of approximately $7 million related to the sale of a facility in Europe following the relocation of operations of this and other surrounding facilities into a new distribution center. This gain is considered associated with the overall supply chain consolidation initiative and has been aggregated with the Charges recognized during the third quarter 2007 as described above. As discussed in Note G, Charges, including this gain, are managed at the corporate level and are not included in determining Division operating profit. The gain is presented in total company store and warehouse operating and selling expenses.
The following table summarizes the Charges recognized in the first nine months of 2007 by type of activity as well as changes in the related accrual balances.

	Beginning					Ending
	Balance at				Currency	Balance at
	January 1,	Charge	Cash	Non-cash	and Other	September 29,
(In millions)	2007	incurred	payments	settlements	Adjustments	2007

One-time termination benefits	$7	$13	$(8)	$(1)	$—	$11
Lease and contract obligations	22	—	(6)	(2)	(1)	13
Accelerated depreciation	—	17	—	(17)	—	—
Other associated costs	2	(5)	6	(4)	1	—
	-
Total	$31	$25	$(8)	$(24)	$—	$24

The third quarter and year-to-date provision for income taxes reflects a benefit of approximately $10 million from the reversal of accruals for uncertain tax positions following one aspect of a restructuring that secured certain prior year tax filing positions. There were no Charges associated with this restructuring, but these consolidation activities have indirectly contributed to the third quarter recognition. See Note D.
Note I – Debt
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
On November 5, 2007, we entered into a Letter Waiver with respect to our revolving credit facility because of a delay in filing our third quarter Form 10-Q with the SEC. Effective with the filing of this Form 10-Q, we are in compliance with all related covenants of our revolving credit facility.
Note J – Pension Disclosures
The components of net periodic pension cost for our foreign defined benefit plans are as follows:

	Third Quarter		Year-to-Date
(In millions)	2007	2006	2007	2006
Service cost	$2.4	$2.0	$5.6	$6.0
Interest cost	2.9	3.0	8.7	8.7
Expected return on plan assets	(2.2)	(2.0)	(6.7)	(5.9)

Net periodic pension cost	$3.1	$3.0	$7.6	$8.8

For the quarter and year-to-date periods ended September 29, 2007, we have contributed approximately $2 million and $4 million, respectively, to our foreign pension plans. We currently anticipate making annual contributions of approximately $5 million to our foreign pension plans in 2007.
Note K — Subsequent Event
On October 29, 2007, Office Depot announced that its Audit Committee initiated an independent review principally focused on the accounting for certain vendor program funds. Subsequent to that announcement, two class action lawsuits were filed against the company and certain of its executive officers alleging violations of the Securities Exchange Act of 1934. In addition, two shareholder derivative actions were filed against the company and its directors alleging various state law claims including breach of fiduciary duty. The allegations in all four lawsuits primarily relate to the accounting for vendor program funds. Each of the above-referenced lawsuits were filed in the Southern District of Florida. These lawsuits are in their very early stages and the company does not currently believe that they will have a material adverse impact on the company or its results of operations. The company intends to vigorously defend itself against these claims.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our condensed consolidated financial statements and the notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2006 Annual Report on Form 10-K, as amended (the “2006 Form 10-K/A”), filed with the U.S. Securities and Exchange Commission (the “SEC”).
This MD&A contains a significant number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Our discussion of Risk Factors, found in Item 1A of this Form 10-Q and our 2006 Form 10-K/A, and Forward-Looking Statements, found immediately following the MD&A in our 2006 10-K/A, apply to these forward-looking statements. We do not undertake to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Based on both qualitative and quantitative factors, the company concluded that the errors were material and the Board of Directors approved a restatement of the periods from the third quarter of 2006 through the second quarter of 2007. The restatement of the company’s condensed interim financial statements as of September 30, 2006 and for the 13-week and 39-week periods ended September 30, 2006 are provided in this Form 10-Q. In addition to this Form 10-Q, the company will file concurrently Amendment No. 1 on Form 10-K/A for fiscal year 2006 and Forms 10-Q/A for the first and second quarters of 2007.

The impact of these errors is to reduce previously reported gross profit, operating profit, net earnings and earnings per share in prior quarters and recognize related amounts into future periods. The company’s amended reports reflect a reduction in diluted earnings per share of $0.02 in the quarter ended September 30, 2006, $0.03 in the quarter ended December 30, 2006, $0.01 in the quarter ended March 31, 2007, and $0.02 in the quarter ended June 30, 2007 as compared to amounts previously reported. Because of rounding and changes in share count, the diluted EPS impact over the period aggregates to $0.04 for fiscal year 2006 and a total of $0.07 per share over the period from the third quarter of 2006 through the second quarter of 2007. The future impact of the deferrals related to one period were considered in determining net deferrals in subsequent periods. The net deferral becomes a positive impact beginning in the later part of 2007 and extending through the years from 2008 through 2010. The financial restatements have resulted in reductions of previously reported company gross profit of approximately $7 million in the quarter ended September 30, 2006, $14 million in the quarter ended December 30, 2006 (an aggregate of $20 million for fiscal year 2006), $3 million in the quarter ended March 31, 2007, and $6 million in the quarter ended June 30, 2007. Approximately $4 million of vendor program funds due or received in the third quarter of 2007 were deferred as a result of this review, reducing diluted EPS for the period by $0.01. The aggregate deferrals will be recognized in decreasing amounts through 2010, with approximately $12 million expected to be recognized in the quarter ending December 29, 2007, $15 million in fiscal year 2008 and the remainder in the future periods.
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
RESULTS OF OPERATIONS
OVERVIEW
A summary of factors important to understanding the results for the third quarter of 2007 is provided below and further discussed in the narrative that follows this overview.
•	Third quarter sales grew 2% to $3.9 billion compared to the third quarter of 2006. Sales in North America were down 1%. North American Retail Division sales were flat for the quarter, with comparable store sales down 5%. International Division sales increased 13% in U.S. dollars and 5% in local currencies.

•	Gross margin declined 230 basis points in the third quarter and 120 basis points year to date. The quarterly impact is principally due to a more promotional third quarter, shift in customer and product mix, de-leveraging of property costs and lower than expected vendor program support, partially offset by higher private brand sales.

•	As part of our previously announced streamlining activities, we recorded approximately $1 million of net charges in the third quarter of 2007 and $5 million of charges in the third quarter of 2006 (the “Charges”). We have lowered our anticipated Charges for the full year 2007 and increased our estimates for 2008, in part reflecting the impact of delays in regulatory approvals required on certain International projects.

•	Operating expenses as a percentage of sales decreased by approximately 60 basis points compared to third quarter of 2006. The decrease reflects a change between periods of approximately $32 million, or 80 basis points, related to performance-based variable pay attributable to reduced operating results. This change reflects the reversal in the 2007 third quarter of approximately $19 million accrued during the first half of the year based on then-anticipated full year performance. Additionally, operating expenses reflect benefits of approximately 20 basis points from lower advertising costs and 10 basis points from lower Charges, partially offset by approximately 30 basis points of costs associated with investments made to support growth prospects in the International Division and 20 basis points from all other items.

•	Net earnings for the quarter were $117 million compared to $129 million in the same quarter of the prior year, and diluted earnings per share were $0.43 in the third quarter of 2007 versus $0.45 in the same period a year ago. After-tax third quarter Charges did not affect EPS in 2007 and reduced EPS by $0.02 per share in 2006.

•	The effective tax rate was (5)% for the third quarter and 21% for the nine months ended September 2007, reflecting the impact of $33 million, or $0.12 per share, from three discrete tax benefits recognized in the quarter. Additionally, we recognized a $4 million benefit from a shift in mix of income anticipated for the full year.

•	Net earnings for the year to date period were $377 million in both 2007 and 2006, and diluted earnings per share were $1.36 in the first nine months of 2007 versus $1.30 in the same period a year ago. After-tax Charges negatively impacted EPS by $0.07 in 2007 and $0.09 in 2006.

•	Year to date share acquisitions under repurchase programs authorized by our Board of Directors totaled 5.7 million shares at a cost of approximately $200 million. No shares were repurchased during the third quarter of 2007.
Charges and Division Results
Charges
The Charges recognized during the third quarter and year-to-date 2007 and 2006 are included in the following lines in our Condensed Consolidated Statements of Earnings.

	Third Quarter		Year-to-Date
(In millions)	2007	2006	2007	2006
Cost of goods sold and occupancy costs	$—	$—	$—	$1
Store and warehouse operating and selling expenses	(3)	3	16	25
General and administrative expenses	4	2	9	6

Total Charges	$1	$5	$25	$32

During the third quarter of 2005, we announced a number of material charges relating to asset impairments, exit costs and other operating decisions. This announcement followed a wide-ranging assessment of assets and commitments which began in the second quarter of 2005. We indicated that these actions would continue to impact our results for several years, and expenses associated with future activities would be recognized as the individual plans are implemented and the applicable accounting recognition criteria are met. Charges incurred since this program began in the third quarter of 2005 total $370 million. In our 2006 year end and previous 2007 quarterly disclosures we projected recognizing $72 million of Charges during 2007. However, certain international projects, including consolidating and outsourcing our call center functions and opening a shared service center in Eastern Europe, will not be implemented in the timeframe originally anticipated in part due to required regulatory approvals. We currently estimate recognizing $17 million of Charges during the fourth quarter of 2007, for a 2007 total of $42 million. We anticipate recognizing $74 million of Charges in 2008. As with any estimate, the timing and amounts may change when projects are implemented and such changes may be material. Additionally, changes in foreign currency exchange rates may have an impact on amounts reported in U.S. dollars related to foreign operations.

During third quarter and year-to-date 2007, we recognized approximately $1 million and $25 million, respectively, of Charges associated with these projects as the previously-identified plans were implemented and the related accounting recognition criteria were met. Included in these amounts is a gain of approximately $7 million related to the sale of a facility in Europe following the relocation of this and other facilities into a new distribution center as part of a supply-chain consolidation initiative. This gain is reflected in total company store and warehouse operating and selling expenses, but because it is considered a component of Charges, it is not included in the International Division operating profit for the third quarter or year-to-date 2007 periods.
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
We continually assess our financial reporting practices and strive to provide meaningful and clear communication of our results. As noted in previous disclosures, our measurement of Division operating profit excludes the Charges because they are evaluated internally at the corporate level. We will continue to review our internal financial reporting measures and modify our disclosures as appropriate.
North American Retail Division

	Third Quarter		Year-to-Date
	2007	2006	2007	2006
(Dollars in millions)	(Restated)		(Restated)
Sales	$1,772.0	$1,767.9	$5,145.9	$5,066.2
% change	—%	8%	2%	6%

Division operating profit	$79.5	$113.8	$331.1	$345.0
% of sales	4.5%	6.4%	6.4%	6.8%
Third quarter sales in the North American Retail Division were flat at $1.8 billion. Comparable store sales in the 1,111 stores in the U.S. and Canada that have been open for more than one year decreased 5% for the third quarter and 4% year to date. Challenging economic conditions, particularly in some of our most profitable geographies, drove declining sales, and actions taken during the third quarter to moderate those sales declines have had minimal impact to date.
Virtually all of our comparable sales decline was related to macroeconomic variables, mostly housing econometrics. A multivariate regression model developed by a third party research firm found a direct correlation between our sales decline and the high inventory of homes on the market and the extended time required to sell them. Concentrations of weaker consumer spending have occurred in Florida and California, two states, which combined, represented about 26% of our sales and about 25% of total store contribution to operating profit, and accounted for about 40% of our total comparable sales decrease in the third quarter. Many of our markets with positive comparable sales are in the Northeast and Canada where we have a limited number of stores. Mexico is also strong but is not included in our North American comparable sales. Other drivers of our negative comparable sales include cannibalization from the new store build out of 70 basis points, competitive intrusion of 50 basis points and private brand penetration of 10 basis points. Our Design, Print and Ship business continued to perform well, adding about 30 basis points of comparable sales growth during the third quarter.

Market share, as measured by The NPD Group, was down slightly for the quarter, driven by sales declines in Florida and California. This occurred in July and August with gains made in September. We believe that the share gain in September is due in part to the re-launch of our customer loyalty program. Looking at our core product categories, our technology share was flat in the third quarter in the broad consumer electronic market, although down in the office supply stores market due to competitors entering what had previously been an under penetrated market for them. However, we did achieve strong comps in notebook computers, calculators, software, cameras and GPS systems. Our supplies share was down slightly for the quarter but up in September with improvements across many categories. In furniture, we gained share on a unit basis but lost share on a dollar sales basis as we transition to a lower price point “take with” mix. Finally, our Design, Print and Ship business gained share for the quarter.
Operating profit in the North American Retail Division decreased to $80 million for the third quarter of 2007, compared to $114 million in the same period of the prior year. Operating profit margins declined to 4.5%, down 190 basis points from 6.4% in the prior year period.
As expected, the third quarter was highly promotional as a result of a very competitive back-to-school season with office supply stores, warehouse clubs, drug stores and discount stores all taking aggressive actions to stimulate sales. These influences lowered our gross margin by approximately 110 basis points. We also pursued substantial inventory clearance activities, which mitigated inventory risk but further compressed our product margins by approximately 50 basis points. Lower than expected vendor program support further reduced our margins by approximately 40 basis points. Gross margin for the quarter was also negatively impacted by a shift in category mix of 60 basis points, a de-leveraging of fixed property costs of 50 basis points and higher supply chain costs and other items of approximately 40 basis points.
These negative factors were partially offset by approximately 160 basis points of lower operating expenses, comprised primarily of approximately 60 basis points from lower performance-based variable pay commensurate with lower Division performance and approximately 40 basis points from lower advertising expenses as we redirected our advertising spend to programs with the highest return on investment. Our current payroll model affords us the flexibility needed to address the current business environment. Our strategy is to reduce operational task hours in the stores, but maintain the other hours focused on selling activities. We continue to focus on providing the highest level of customer service, and our scores in this area have improved over the quarter.
Comparable average sales per square foot in the third quarter were $250. Average order value was about flat in the third quarter. So essentially, the entire decline in comparable sales was due to lower store traffic.
Inventory per store was $916,000 as of the end of the third quarter of 2007, 1% lower than the same period last year. On an average basis, inventory per store was $1,036,000 for the third quarter of 2007, 3% higher than the same period last year. Inventory per store at the end of the fourth quarter of 2007 is expected to be about 3% higher than last year due to abnormally low inventory levels at the end of 2006, especially in computers in advance of the Microsoft ® VistaTM software launch, which occurred in the first quarter of 2007.
On a year to date basis, Division operating profit decreased 4% to $331 million as weak third quarter performance more than offset the growth experienced in the first half of 2007.
At the end of the third quarter, Office Depot operated a total of 1,212 office products stores throughout the U.S. and Canada. Including our newest store opening in Puerto Rico at the end of the third quarter, approximately half of our stores are now operating under the M2 format. We continue to be very disciplined in evaluating both individual new store openings and our overall execution strategy based on our internal hurdle rate and the current business environment. As a result, we have scaled back our expansion plans from the original 150 new store target in 2007 to about 70 stores this year. We anticipate opening approximately 75 stores in 2008, down from our previous plan. We continue to believe that we have significant opportunity to expand our store count and that the stores are productive over the long term, but have moderated our roll-out strategy in response to the current economic environment in order to lower expenses and redirect operating cash flow.
We remain focused on refreshing our existing store base. During the third quarter, we completed 31 remodels, and the projected total for 2007 is 177. Our goal is to have most of our North American retail stores in the M2 format over the next few years. Because the level of remodel activity is more expansive than a limited refresh program, we exclude a three week construction period from our store comparables to account partially for some of the disruption in sales during the remodel period.
North American Business Solutions Division

	Third Quarter		Year-to-Date
	2007	2006	2007	2006
(Dollars in millions)	(Restated)		(Restated)
Sales	$1,168.1	$1,207.7	$3,453.7	$3,466.3
% change	(3)%	12%	—%	8%

Division operating profit	$68.8	$96.5	$219.3	$295.1
% of sales	5.9%	8.0%	6.4%	8.5%
Total sales in the North American Business Solutions Division were $1.2 billion, down 3% compared to the third quarter of last year. Sales in our direct channel were down 10% due to less effective marketing and issues with our outsourced telephone account manager partner. Sales in the contract channel were down 1% compared to the third quarter of 2006. These declines in sales to our small to mid-sized customers overshadowed solid growth in sales to our national account customers of 8% in the quarter and double digit growth in sales to the public sector.
Operating profit in the North American Business Solutions Division totaled $69 million for the third quarter of 2007, down 29% from $97 million reported for the same period of the prior year. Operating margins declined by 210 basis points, as expected, versus the third quarter of 2006, reflecting a 220 basis point decrease in gross margin, which was slightly offset by a net 10 basis point reduction in operating expenses. The decrease in gross margin resulted primarily from lower margin customers in our sales mix and cost increases from paper-related products, which negatively impacted gross margin by 100 basis points and 120 basis points, respectively. The decrease in operating expenses reflects 50 basis points from lower performance-based variable pay commensurate with lower Division performance and approximately 50 basis points from lower selling-related expenses, which were largely offset by 90 basis points from de-leveraging fixed costs and other items.
On a year to date basis, Division operating profit decreased 26% to $219 million, and operating profit margin decreased 210 basis points to 6.4% compared to the same period last year. The negative factors experienced in the third quarter, coupled with higher expense levels associated with our expansion of the contract sales force and implementation of a new furniture delivery program drove the reduction in Division operating profit for the year-to-date period.

International Division

	Third Quarter		Year-to-Date
(Dollars in millions)	2007	2006	2007	2006
Sales	$995.4	$881.6	$3,061.0	$2,635.2
% change	13%	13%	16%	2%
% change in local currency sales	5%	9%	8%	4%

Division operating profit	$47.2	$55.2	$171.4	$172.4
% of sales	4.7%	6.3%	5.6%	6.5%
At almost $1.0 billion, the International Division reported a sales increase of 13% compared to the third quarter of the prior year. Total sales in local currency increased 5%, and organic growth totaled 2%. This marks the seventh consecutive quarter of sales growth in local currencies. In particular, the contract channel continued to grow by double digits in local currency, due in part to our prior expansion of the contract sales force and continued focus on new account acquisition in international markets.
Division operating profit was $47 million for the third quarter compared to $55 million in the same period of 2006. Operating profit margin was 4.7%, representing a 160 basis point reduction from the same period last year. Year-to-date, Division operating profit decreased slightly to $171 million, and operating profit margin decreased 90 basis points to 5.6% compared to the same period last year.
About 90 basis points of the margin decline is due to the impact of previous strategic decisions, such as establishing regional offices in Asia and Latin America, centralizing support functions in Europe, opening a Global Sourcing Office in southern China, and expanding our sales force in China and Europe, as well as acquisitions made in 2006. We believe these investments, which result in the contraction of short-term operating margins, position us to deliver operating margin expansion and increased shareholder value in the longer term. The remaining components of margin decline include a weak U.K. performance of 140 basis points and a less favorable channel mix of 10 basis points due to the lower margin contract channel growing at a faster rate than the more profitable direct channel and selling-related and other items of approximately 40 basis points. Partially offsetting the decline was lower performance-based variable pay commensurate with lower Division performance of 120 basis points.
Over the last two years, we have put in place a number of actions in Europe to simplify our operations and reduce our operating costs. These initiatives range from the unification and consolidation of our branding, to the consolidation of our distribution channel, to the creation of a shared service center for our back office functions in Eastern Europe. While executing many of these changes requires review by regulatory parties that can impact the timing of implementation, we are pleased with our progress to date and the commitment of our European management team. In total, we expect cost savings from these initiatives by 2010, with some small portion of the savings beginning in late 2008 and growing throughout 2009.
Despite actions to reduce costs and lower performance-based variable pay, the results of the International Division have not met our expectations because of the U.K. performance. We are seeing signs of an economic slowdown in the U.K. which, if it persists, could provide continued challenges to our operations there in the future. Operations in the U.K. historically accounted for about 30% of the Division’s sales and about 50% of the operating profit. As a result, the U.K.’s poor performance in the third quarter could not be fully offset by the strong improvements experienced in our other International operations during the quarter. The Division’s performance has also been hampered recently by transition issues relating to our supply chain and call center areas in the U.K.

Corporate and Other
General and Administrative Expenses: As noted above, the portion of G&A considered directly or closely related to unit activity is included in the measurement of Division operating profit. The remaining corporate G&A includes Charges of $4 million and $2 million in the third quarter of 2007 and 2006, respectively, and $9 million and $6 million for year to date 2007 and 2006, respectively. During 2006, we sold our current corporate campus and leased the facility back as construction of a new facility is being completed. Amortization of the deferred gain on the sale largely offsets the rent during the leaseback period. After considering the impact of Charges recognized in the period, corporate G&A expenses as a percentage of sales decreased approximately 10 basis points during the third quarter of 2007 compared to the same period of 2006 reflecting the impact of leverage on higher sales, lower performance-based variable pay and current cost control efforts.
Other — Income Taxes: We regularly evaluate the legal organizational structure of our entities, tax regulatory developments and the progress of ongoing tax examinations and adjust tax attributes to enhance planning opportunities. While our ongoing operating tax rate is in the range of 28% to 30%, accounting rules require that the impact of certain changes in underlying tax positions be recognized in the period of the change. During the third quarter of 2007, we effected a previously-disclosed restructuring and received a ruling that together secured certain prior year tax filing positions. Accordingly, the third quarter and year-to-date effective tax rate reflects a benefit of approximately $10 million from the reversal of accruals for uncertain tax positions. The effective tax rate also includes the benefit from our plan to implement a separate jurisdictional restructuring that will change the amount of income recognized in related jurisdictions resulting in the future realization of existing net operating loss carryforwards. As a result, we eliminated the related valuation allowance of approximately $19 million of deferred tax assets during the third quarter of 2007. Additionally, we recognized an income tax benefit of approximately $5 million, which resulted from certain book to tax return adjustments related to prior years. In addition to reflecting the impact of discrete period items such as those above, our third quarter effective tax rate benefited by approximately $4 million from a shift in the full year anticipated relative percentage of domestic and international income. Future period quarterly and annual effective tax rates are subject to volatility from factors such as, but not limited to, discrete tax benefits and charges recognized in the period, actual and anticipated full year shifts in the proportion of domestic and international income, changes in estimates of tax exposures, settlement of tax audits, tax planning strategies, book to tax return adjustments and changes in tax rates and other regulatory developments.
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
Other income (expense) – Interest expense increased for both the quarter and year to date 2007 compared to the prior year, reflecting a higher level of short-term borrowings that may fluctuate with working capital needs and approximately $3.5 million of incremental interest expense recognized in the third quarter in connection with reconciliations of amounts due under certain borrowings that is not expected to recur. Our net debt, including short- and long-term borrowings, net of cash and investments, at the end of the third quarter of 2007 was $444 million, compared to $297 million at the end of the third quarter of 2006. Our average net debt was $563 million for the third quarter of 2007, compared to $271 million for the same period in 2006 (see the company’s web site for reconciliation of Non-GAAP financial measures). We also reported higher earnings in our Office Depot joint venture operations in Mexico and Latin America in both the third quarter and year-to-date 2007 periods.

LIQUIDITY AND CAPITAL RESOURCES
At September 29, 2007, we had approximately $187 million of cash and cash equivalents, as well as $857 million of available credit under our revolving credit facility. The credit availability reflects outstanding borrowings, as well as coverage of $76 million of outstanding letters of credit. On November 5, 2007, we entered into a Letter Waiver with respect to our revolving credit facility because of a delay in filing our third quarter Form 10-Q with the SEC. Effective with the filing of this Form 10-Q, we are in compliance with all related covenants of our revolving credit facility.
We had an additional $47 million of letters of credit outstanding under separate agreements. We anticipate having sufficient liquidity to fund operations, planned store expansion, store remodels and other capital expenditures over the next twelve months. We continue to evaluate and expect to execute further repurchases of our common stock based on cash flow and other considerations.
We hold cash throughout our service areas, but we principally manage our cash through regional headquarters in North America and Europe. We may move cash between those regions from time to time through short-term transactions, including $219 million that we transferred from Europe to North America and paid down our revolving line of credit at the end of the third quarter of 2007. We transferred these amounts at the end of the quarter which reduced the amount outstanding under the revolving credit facility reported at the end of the financial reporting period. During the fourth quarter of 2007, we borrowed a like amount under our revolving credit facility to repay the amount transferred from Europe. Some or all of those borrowings are anticipated to be repaid following a planned non-taxable distribution to the U.S. anticipated in the fourth quarter of 2007. Other distributions, including distributions of foreign earnings or changes in long-term arrangements could result in significant additional U. S. tax payments and income tax expense. There are no current plans to change our expectation of foreign earnings reinvestment or the long-term nature of our intercompany arrangements.
Year to date 2007, cash provided by operating activities totaled $455 million compared to $792 million during the same period last year. Changes in net working capital and other components resulted in a $205 million use of cash in 2007 compared to a source of $139 million in 2006, primarily reflecting the timing of cash payments in both periods. The timing of payments is subject to variability quarter to quarter depending on a variety of factors, including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. The company manages the timing of accounts payable and has deferred payments to vendors near quarter-end which has the effect of reducing its working capital position. The effect of such vendor payment deferrals at quarter-end on our financial statements is to report a higher accounts payable balance and lower balance of outstanding borrowings on our revolving credit facility than would otherwise appear if the vendor payments had not been deferred. Such deferrals totaled approximately $80 million at the end of the third quarter of 2007 and approximately $62 million at the same period of 2006. For the company’s accounting policy on cash management, see Note A of the Notes to Condensed Consolidated Financial Statements. Deferrals may increase or decrease in future periods as conditions warrant. We currently anticipate that working capital changes will continue to be a net use of cash for the full year.
Cash used in investing activities was $274 million year to date, compared to $393 million in the same period last year. The use of cash for year to date 2007 reflects $334 million of capital expenditures for our new store openings and remodels in North America, as well as distribution network infrastructure costs and investments in information technology. During year-to-date 2007, we received approximately $120 million of proceeds from the disposition of assets, including proceeds from a second quarter sale-leaseback transaction related to a European warehouse facility. The gain realized on that transaction will be amortized over the lease term. We also acquired Axidata Inc., a Canada-based office products delivery company. In addition to that acquisition, during year-to-date 2007 we have made previously accrued acquisition-related payments to former owners of entities acquired in 2006. Investing activities in 2006 included capital expenditures related to new stores, as well as the net purchase of short-term investments. Capital expenditures for 2007 are now expected to be in the range of $450 million to $475 million, in part due to a decrease in planned new store openings from 125 to about 70. Capital expenditure estimates for 2008 have been revised downward to approximately $400 million, which reflects a reduction in the number of planned new store openings from 150 to 75. We will continue to evaluate spending in accordance with our operating performance and financial guidelines and the overall business environment.
Cash used in financing activities was $172 million year to date, compared to $777 million during the same period in 2006. Under plans approved by our board of directors, we purchased 5.7 million shares of our common stock for approximately $200 million in the year-to-date period of 2007, compared to repurchases of 24.3 million shares for $871 million in the same period of 2006. Additionally, net payments on long-term and short-term borrowings in the first nine months of 2007 totaled approximately $5 million, compared to $33 million in the same period of 2006. Proceeds from the issuance of common stock under our employee related plans and tax benefits from employee exercises of share-based awards also had an impact on the first nine months of both years. We currently estimate that common stock repurchases will be between $300 million and $400 million in 2008.
During May 2007, we amended and extended our Revolving Credit Facility (the “Agreement”). The Agreement provides for multi-currency borrowings of up to $1 billion which, upon approval of the lenders, may be increased to $1.25 billion. The Agreement has a sub-limit of up to $350 million for standby and trade letters of credit. Amounts may be borrowed, repaid and reborrowed through May 25, 2012. Borrowings under this Agreement will bear interest at either (a) the base rate, described in the Agreement as a fluctuating rate equal to the lead bank’s base rate, (b) the Eurodollar rate, described in the Agreement as a periodic fixed rate equal to LIBOR plus a percentage spread based on the company’s credit rating and fixed charge coverage ratio, or (c) the rate set through a bid process. The Agreement contains pricing-related financial covenants, facility fees and default provisions that are customary for credit facilities of this type.
CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2006 Form 10-K/A, filed on November 20, 2007, in the Notes to the Consolidated Financial Statements, Note A, and the Critical Accounting Policies section, except for our accounting policy regarding FIN 48, which is discussed in Note C of Notes to Condensed Consolidated Financial Statements.
New Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”).  This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In November 2007, the FASB provided a one year deferral for the implementation of FAS 157 for other nonfinancial assets and liabilities.  We have not yet completed our assessment of what impact, if any, FAS 157 will have on our financial condition, results of operations or cash flows.
The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R) (“FAS 158”). This Standard prescribes two phases of implementation. In the first phase adopted in 2006, we reported approximately $6 million of deferred pension losses in accumulated other comprehensive income. The second phase of FAS 158 requires that the valuation date of plan accounts be as of the end of the fiscal year, with that change required to be implemented by fiscal years ending after December 15, 2008. We will change the valuation date relating to our foreign plan, but have not yet analyzed the impact this change will have on our financial condition, results of operations or cash flows.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risks
At September 29, 2007, there had not been a material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2006 Form 10-K/A.
Foreign Exchange Rate Risks
At September 29, 2007, there had not been a material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2006 Form 10-K/A.
Item 4. Controls and Procedures
Restatement
On October 29, 2007, Office Depot announced that its Audit Committee initiated an independent review principally focused on the accounting for certain vendor program funds after notification by the company of its review of this area. The Audit Committee, with the assistance of independent legal counsel and forensic accountants, assessed the timing of recognition of certain vendor program arrangements. The investigation revealed errors in timing of vendor program recognition and included evidence that some individuals within the company’s merchandising organization failed to provide Office Depot’s accounting staff with complete or accurate documentation of future purchase or performance conditions in certain vendor programs that would have otherwise required recognition of the related vendor funds to be deferred into future periods in accordance with the company’s established practices.
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
The company made no changes to its internal control over financial reporting for the quarter ended September 29, 2007. However, the material weakness discussed above was identified during 2007 and will result in future mitigation activities.
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
Office Depot is cooperating with the staff of the United States Securities & Exchange Commission (“SEC”) in an informal inquiry that commenced in July 2007. The SEC’s informal inquiry relates to the company’s contacts and communications with financial analysts as well as certain other matters, including inventory receipt, timing of vendor payments and certain intercompany loans. Prior to filing its quarterly report on Form 10-Q for the quarter ended June 30, 2007, the company completed a review of the accounting matters related to inventory receipt, timing of vendor payments and certain intercompany loans, with the assistance of independent forensic accountants. The SEC has recently expanded its inquiry into the timing of recognition of vendor program funds.

Subsequent Events
On October 29, 2007, Office Depot announced that its Audit Committee initiated an independent review principally focused on the accounting for certain vendor program funds. Subsequent to that announcement, two class action lawsuits were filed against the Company and certain of its executive officers alleging violations of the Securities Exchange Act of 1934. In addition, two shareholder derivative actions were filed against the Company and its directors alleging various state law claims including breach of fiduciary duty. The allegations in all four lawsuits primarily relate to the accounting for vendor program funds. Each of the above-referenced lawsuits were filed in the Southern District of Florida, and are captioned as follows: (1) Nichols v. Office Depot, Steve Odland and Patricia McKay (Case Number, 07-14348) filed on November 6, 2007; (2) Sheet Metal Worker Local 28 v. Office Depot, Steve Odland and Patricia McKay (Case Number, 07-81038) filed on November 5, 2007; (3) Marin v. Office Depot, Steve Odland, Neil R. Austrian, David W. Bernauer, Abelardo E. Bru, Marsha J. Evans, David I. Fuente, Brenda J. Gaines, Myra M. Hart, Kathleen Mason and Michael J. Myers (Case Number, 07-81062) filed on November 8, 2007; and (4) Mason v. Office Depot, Steve Odland, Neil R. Austrian, David W. Bernauer, Abelardo E. Bru, Marsha J. Evans, David I. Fuente, Brenda J. Gaines, Myra M. Hart, Kathleen Mason and Michael J. Myers (Case Number, 07-81059) filed on November 8, 2007. These lawsuits are in their very early stages and the Company does not currently believe that they will have a material adverse impact on the Company or its results of operations. The Company intends to vigorously defend itself against these claims.
Item 1A. Risk Factors.
There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our 2006 Form 10-K/A. The company has identified the following risk factors as a result of the findings of the Audit Committee’s independent review of the accounting for certain vendor program funds and in response to the impact of changes in the economy on our operations is North America.
Litigation Risks: Litigation and governmental investigations or proceedings arising out of or related to our Audit Committee’s internal accounting review could result in substantial costs. See “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Audit Committee Independent Review and Restatement of Financial Statements.” In addition, we could be exposed to enforcement with respect to these matters by the SEC’s Division of Enforcement or other regulatory bodies. For a description of pending litigation and governmental proceedings and investigations, see “Part II – Item 1 – Legal Proceedings” in this Form 10-Q or our current reports on Form 10-Q/A or Form 10-Q filed concurrent with or subsequent to this filing.
Restatement Risks: As described previously in “Part II – Item 1 – Legal Proceedings,” the SEC has recently expanded its inquiry into the timing of recognition of vendor program funds after notification by the company of its review of this area. The SEC’s informal inquiry relates to the company’s contacts and communications with financial analysts as well as certain other matters, including inventory receipt, timing of vendor payments and certain intercompany loans. Prior to filing its quarterly report on Form 10-Q for the quarter ended June 30, 2007, the company completed a review of the accounting matters related to inventory receipt, timing of vendor payments and certain intercompany loans, with the assistance of independent forensic accountants. The company, however, is continuing to discuss these issues with the SEC. While it is not anticipated, it is possible that such discussions with the SEC could result in a further restatement of the company’s financial statements and amendments to this report or prior annual reports and quarterly reports.

Material Weakness in Internal Controls: In connection with the Restatement and our reassessment of our internal control over financial reporting pursuant to the rules promulgated by the Commission under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, management has concluded that as of September 29, 2007, our disclosure controls and procedures were not effective and that we had a material weakness in our internal control over financial reporting. Please refer to Part I – Item 4 of this Form 10-Q for further discussion of the ineffectiveness of and material weakness in our controls. Should we be unable to remediate such material weakness promptly and effectively, an unresolved weakness could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly, annual and other reporting requirements under the Securities Exchange Act of 1934 in a timely manner. These effects could in turn adversely affect the trading price of our common stock and could result in a material misstatement of our financial position or results of operations and require a further restatement of our financial statements. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify control weaknesses.
Sales in North America may be negatively impacted by changes in the economy that impact small business and consumer spending
Sales in North America may be negatively impacted by changes in the economy. Our customers in the North American Retail Division and some of our customers in the North American Business Solutions Division are predominantly small and home office businesses. Accordingly, these customers may curtail their spending in reaction to macroeconomic conditions, such as changes in the housing market and higher fuel costs. This could result in reductions in their spending on office supplies and negatively impact our sales and profits.
Further, our North American sales are heavily concentrated in California and Florida; two states that have experienced strong economic growth in the past, but which are currently experiencing a greater economic downturn. Because of this geographic concentration, we may have a disproportionately negative impact on our sales and profits in North America if the economic downturn continues.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to company purchases made of Office Depot, Inc. common stock during the third quarter of the 2007 fiscal year:

				(d) Maximum
			(c) Total	Number of
			Number of	Shares (or
			Shares	Approximate
			Purchased as	Dollar Value) that
	(a) Total		Part of Publicly	May Yet Be
	Number of	(b) Average	Announced	Purchased Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs(1)
July 1, 2007 – July 28, 2007	—	$—	—	$500,000,000
July 29, 2007 – August 25, 2007	—	$—	—	$500,000,000
August 26, 2007 – September 29, 2007	—	$—	—	$500,000,000
Total	—	$—	—	$500,000,000

(1)	On April 25, 2007, the board of directors authorized a common stock repurchase program whereby we are authorized to repurchase up to $500 million of our common stock. As of September 29, 2007, there had been no common stock repurchases made under this authorization.

Item 6. Exhibits
Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Section 1350 Certification

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