Form 10-K
period 2007-12-29
OFFICE DEPOT INC
filed 2008-02-26
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 29, 2007

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☑  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes  ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2007 (based on the closing market price on the Composite Tape on June 29, 2007) was approximately $8,214,241,706 (determined by subtracting from the number of shares outstanding on that date the number of shares held by affiliates of Office Depot, Inc.).
The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At January 26, 2008, there were 272,966,730 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.
Documents Incorporated by Reference:
Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Office Depot, Inc. definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Act of 1934, as amended, within 120 days of Office Depot, Inc.’s fiscal year end.

PART I
Item 1. Business.
Office Depot, Inc. is a global supplier of office products and services. The company was incorporated in 1986 with the opening of our first retail store in Fort Lauderdale, Florida. In fiscal year 2007, we sold $15.5 billion of products and services to consumers and businesses of all sizes through our three business segments: North American Retail Division, North American Business Solutions Division and International Division. Sales are processed through multiple channels, consisting of office supply stores, a contract sales force, an outbound telephone account management sales force, internet sites, direct marketing catalogs and call centers, all supported by our network of crossdocks, warehouses and delivery operations.
Additional information regarding our business segments is presented below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) elsewhere in this Annual Report on Form 10-K.
North American Retail Division
Our North American Retail Division sells a broad assortment of merchandise through our chain of office supply stores in the U.S. and Canada. We currently offer general office supplies, computer supplies, business machines and related supplies, and office furniture from national brands to our own private brands, which include Office Depot®, Niceday™, Foray®, Ativa®, Break Escapes™, Worklife™ and Christopher Lowell™. Most stores also contain a design, print and ship center offering graphic design, printing, reproduction, mailing, shipping, and other services.
Our retail stores are designed to provide a positive shopping experience for the customer, supported by an effective and efficient supply chain. We strive to optimize visual presentation, product placement, shelf capacity, in-stock positions, and inventory turnover, as well as our distribution capacity and handling costs. Our goal is to maintain sufficient inventory in the stores to satisfy current and near-term customer needs, while controlling the overall working capital invested in inventory. Currently, most store replenishment is handled through our crossdock flow-through distribution system. Bulk merchandise is sorted for distribution and generally shipped the same day to stores needing to replenish their inventory.
In recent years, we have developed a new store format that we call “M2.” This design is intended to enhance the overall shopping experience for customers by providing improved lines of sight, more effective product adjacencies and updated signage and lighting, while lowering overall operating costs. This format is being used for all new store openings and remodels. In 2007, we remodeled 177 stores, and we expect to remodel all remaining stores over the next few years. While we believe the current M2 format is a desirable design and an improvement over prior designs, we may continue to improve it in the future.
At the end of 2007, our North American Retail Division operated 1,222 office supply stores throughout the U.S. and Canada. The largest concentration of our retail stores is in California, Texas and Florida, but we have broad representation across North America. The count of open stores may include locations temporarily closed for remodels or other factors. Store opening and closing activity for the last three years has been as follows:

	Open at			Open at
	Beginning			End
	of Period	Opened	Closed	of Period	Relocated
2005	969	100	22	1,047	6
2006	1,047	115	4	1,158	7
2007	1,158	71	7	1,222	3
We plan to continue our store expansion by adding approximately 75 new retail stores in 2008.
North American Business Solutions Division
We provide office supply products and services directly to businesses through our delivery operations in the U.S. and Canada. In 1998, we expanded our catalog business and strengthened our international operations through our merger with Viking Office Products (“Viking”), a company that sold from catalogs and operated customer call centers in the United States and in several European and Asian countries. In 2004, we began to combine the Office Depot and Viking business and, effective in 2006, we stopped marketing the Viking brand in the United States. We currently co-brand the Viking brand with Office Depot for direct marketing to customers in our International Division and may migrate to the Office Depot brand in Europe over a multi-year period.

In 2006, we acquired Allied Office Products, an independent dealer of office products and services. This acquisition strengthened our position in the Northeastern part of the United States while bringing us expertise and relationships in the important vertical markets of healthcare and legal. Integration of this acquisition was completed early in 2007. Additionally, in 2007, we acquired Axidata Inc., a Canada-based office products delivery company.
Our North American Business Solutions Division sells branded and private brand products and services by means of a dedicated sales force, through catalogs and electronically through our internet sites. We strive to ensure that our customers’ needs are satisfied through various channel offerings, and we continue to develop the people, systems and processes to enable us to meet those needs efficiently and effectively. Our direct business is tailored to serve small- to medium-sized customers. Our direct customers can order products from our catalogs, by phone or through our public web sites (www.officedepot.com), including our public web site devoted to technology products (www.techdepot.com).
Our contract business employs a dedicated sales force that services the office supply needs of predominantly medium-sized to Fortune 100 customers. We believe sales representatives increase revenues by building relationships with customers and providing information, business tools and problem-solving services to them. We offer contract customers the convenience of shopping on dedicated web sites and in our retail locations, while honoring their contract pricing. We also use telephone account management for outbound sales contacts with our customers. Sales made at retail locations to our contract customers are included in the results of our North American Retail Division.
Contract and direct customers’ orders are filled primarily through our Distribution Centers (“DCs”) located across the United States and Canada. Some DCs and some retail locations also house sales offices and administrative offices. We have outsourced our inbound call center activities; however, in-house staff manages what we consider to be the most critical points of customer interaction. During 2008, we will continue to identify ways to service our customers with greater efficiency and effectiveness.
We also enter into government contracts through a multi-state contract available to local and state government agencies, school districts (K-12), higher education and non-profits nationwide. We were awarded this contract on January 2, 2006, and the contract expires on January 1, 2010. Multi-state contracts enable individual states or municipalities to utilize the buying power of multiple states, which results in lower costs based on volume purchasing. These contracts have a fixed price; however, governments typically negotiate a lower price for large quantity or high value orders. In addition, these contracts include an administrative fee calculated on the product price.
Inventory is held in our DCs at levels we believe sufficient to meet current and anticipated customer needs. We utilize processes to evaluate the appropriate timing and quantity of reordering with the objective of controlling our investment in inventory, while at the same time ensuring customer satisfaction. Certain purchases may be sent directly from the manufacturer to our customers.
Over the past several years, we have implemented advanced technologies to assist with reordering, stocking, the pick-and-pack process and delivery operations. We have also increased our use of third party delivery services and reduced our own fleet of vehicles where cost reductions could be achieved without compromising customer service levels. We operated 21 DCs at the end of 2007. We intend to continue to focus on our supply chain operations to better serve our customers and reduce costs where possible. Additionally, we are likely to modify our supply chain to include combination facilities that will service both North American Retail and North American Business Solutions Divisions.
Because sales and marketing efforts and catalog production have similarities between the North American Business Solutions Division and the International Division, those topics are addressed separately after the three segment discussions, though they are integral to understanding the processes and management of these Divisions.
International Division
We sell to customers in 43 countries throughout North America, Europe, Asia and Central America either through wholly-owned entities, majority-owned entities or other ventures covering 35 countries, and through alliances in an additional 8 countries. Our International Division sells office products and services through direct mail catalogs, contract sales forces, internet sites and retail stores, using a mix of company-owned operations, joint ventures, licensing and franchise agreements, alliances and other arrangements. International operations are managed on a geographic basis through three regional offices rather than by sales channel; however, for consistency of discussion, sales channels will be used to describe the activities of the International Division.
The international direct channel was launched in 1990 with the start-up of operations in the United Kingdom (“UK”). We offer products under the Viking name that is co-branded with Office Depot and we may migrate to the Office Depot brand in Europe over a multi-year period. We now have catalog offerings in 14 countries outside of North America. In March 1999, we introduced our first international public internet site for consumers and businesses in the UK. Today, we operate over 35 separate web sites in the International Division.
In 2000, we launched the Office Depot contract channel in the UK and subsequently expanded the channel to four additional countries. We further expanded our contract start-up business in 2003 with the acquisition of Guilbert, S.A. Guilbert operations and customers have been fully integrated into the Office Depot operations since the end of 2006, and we no longer operate under the Guilbert trade name.

We are continuously assessing opportunities to expand our geographic footprint around the globe. During 2006, we acquired a controlling interest in Best Office in South Korea and a majority stake in AsiaEC, one of the largest suppliers of office products and services in China. Also in 2006, we increased our ownership interest to a majority stake in Office Depot Israel and acquired Papirius s.r.o., one of the largest business-to-business suppliers of office products and services in Eastern Europe.
To appropriately support our geographic expansion, our International Division operates separate regional headquarters for Europe/Middle East (The Netherlands), Asia (Hong Kong) and Latin America (South Florida). During 2007, we began to transition our back-office accounting functions in Europe to a shared-services facility in Eastern Europe and expect to complete the transition process by early 2009.
At the end of 2007, the International Division operated, through wholly-owned or majority-owned entities, 148 retail stores in France, Japan, Hungary, Israel and South Korea. In addition, we participate under licensing and merchandise arrangements in 92 stores in South Korea and Thailand.
Since 1994, we have participated in a joint venture in Mexico. In recent years, this venture, Office Depot de Mexico, has grown in size and scope and now includes 157 retail locations in Mexico, Costa Rica, El Salvador, Guatemala, Honduras, and Panama, as well as call centers and distribution centers to support the delivery business in certain areas. We provide services to the venture through management consultation, product selection, product sourcing and information technology services. Because we participate equally in this business with a partner, we account for the activity under the equity method and venture sales of approximately $851 million in 2007 are not directly reflected in our revenues nor in our consolidated retail comparable store statistics.
Including company-owned operations, joint ventures, licensing and franchise agreements we sell office products through 397 retail stores outside North America.
International Division store and Distribution Center operations are summarized below (includes only wholly-owned and majority-owned entities):

	Office Supply Stores
	Open at				Open at
	Beginning	Opened/			End
	of Period	Acquired		Closed	of Period
2005	78	6		14	70
2006	70	55	(1)	—	125
2007	125	26		3	148

	Distribution Centers
	Open at				Open at
	Beginning	Opened/			End
	of Period	Acquired		Closed	of Period
2005	25	3	(2)	3	25
2006	25	10	(3)	3	32
2007	32	2		1	33

(1)	Includes 33 retail stores obtained in the acquisition of the business in Israel and nine retail stores obtained in the acquisition of the business in South Korea.

(2)	Includes two DCs that were previously excluded as planned post-integration closures.

(3)	Includes one DC obtained in the acquisition of the business in Israel, five DCs obtained in the acquisition of the business in China, one DC obtained in the acquisition of the business in South Korea and two DCs obtained in the acquisition of Papirius that are located in the Czech Republic and Lithuania (Lithuania is being considered for disposition).

Merchandising
Our merchandising strategy is to meet our existing and target customers’ needs by offering a broad selection of branded office products, as well as an increasing array of private brand products and services. Our selection of private brand products has increased in breadth and level of sophistication over time. We currently offer general office supplies, computer supplies, business machines and related supplies, and office furniture under various labels, including Office Depot®, Viking Office Products®, Niceday™, Foray®, Ativa®, Break Escapes™, Worklife™ and Christopher Lowell™.
Total sales by product group were as follows:

	2007	2006	2005
Supplies	63.2%	60.8%	61.3%
Technology	26.0%	26.1%	25.6%
Furniture and other	10.8%	13.1%	13.1%

	100.0%	100.0%	100.0%

We buy substantially all of our merchandise directly from manufacturers and other primary suppliers, including direct sourcing of products from domestic and offshore sources. We also enter into arrangements with vendors that can lower our unit product costs if certain volume thresholds or other criteria are met. For additional discussion regarding these arrangements, see the Critical Accounting Policies section of MD&A. In most cases, our suppliers deliver merchandise directly to our DCs or crossdocks. The latter are flow-through facilities that re-supply our retail stores in North America at low handling and freight costs.
We operate separate merchandising functions in North America, Europe and Asia as well as in our joint ventures. Each group is responsible for selecting, purchasing and pricing merchandise as well as managing the product life cycle of our inventory. In recent years, we have increasingly used global tenders across all regions to further reduce our product cost while maintaining product quality.
During 2007, we opened a global sourcing office in Shenzhen, China, which allows us to take more direct control of our product sourcing, logistics and quality assurance. This new office consolidates our purchasing power with Asian factories and, in turn, helps us to increase the scope of our private brand offerings. Also, because of the proximity to vendors, manufacturers, logistics partners and seaports, we can source products globally in a cost-effective manner.
Sales and Marketing
Our marketing programs are designed to attract new customers and to drive frequency of customer visits to our stores and web sites and increase the “share of wallet” of our existing customers by capturing more of what they spend in total on the products we sell. We regularly advertise in major newspapers in most of our North American markets. These advertisements are combined with local and national radio, network and cable television advertising campaigns, direct marketing efforts and sports sponsorships. We are a primary sponsor of the NASCAR® No. 99 Office Depot Ford Fusion and are currently designated NASCAR®’s official office products partner.
We also offer customer loyalty programs that provide customers with rewards that can be applied against future Office Depot purchases or other incentives. These programs have provided us with valuable information enabling us to market more effectively to our customers and drive incremental sales. During 2007, we announced enhancements to our Worklife Rewards customer loyalty program in North America. These programs may change in popularity in the future, and we may make alterations to them from time to time.
We perform periodic competitive pricing analyses to monitor each market, and prices are adjusted as necessary to adhere to our pricing philosophy and further our competitive positioning. We generally expect our everyday prices to be highly competitive with other resellers of office products.
We continuously acquire new customers by selectively mailing specially designed catalogs and by making on-premises sales calls to prospective customers. We also make outbound sales calls using dedicated agents through our telephone account management program. We are in the process of redesigning this program and have instituted new hiring standards and revised the training program. We obtain the names of prospective customers in new and existing markets through the purchase of selected lists from outside marketing information services and other sources as well as through the use of a proprietary mailing list system. No single customer in any of our segments accounts for more than 5% of our total sales.

We consider our business to be only somewhat seasonal, with sales generally trending lower in the second quarter, following the “back-to-business” sales cycle in the first quarter and preceding the “back-to-school” sales cycle in the third quarter and the holiday sales cycle in the fourth quarter. Certain working capital components may build and recede during the year reflecting established selling cycles, but we do not consider our operations to be highly-seasonal. Business cycles can and have also impacted our operations and financial position when compared to other periods. See “Item 1A — Risk Factors” for additional discussion.
Catalogs
We use catalogs to market directly to both existing and prospective customers throughout our operations globally. Each catalog is printed with pictures and narrative descriptions that emphasize key product benefits and features. We have developed a distinctive style for our catalogs, most of which are produced in-house by our designers, writers and production artists. We also produce a Green Book® catalog, which features products that are recyclable, energy efficient, or otherwise have a reduced impact on the environment. We continually evaluate our catalog offerings for efficiency and effectiveness at generating incremental revenues.
Our catalog offerings typically include a complete buyers’ guide containing all of our products at their regular discount prices. This buyers’ guide, which is distributed to our active customers, varies in size among countries. Prospecting catalogs with special offers designed to attract new customers are mailed frequently. In addition, specialty and promotional catalogs may be delivered more frequently to selected customers.
Design, Print and Ship
Most of our North American retail stores contain a design, print and ship center offering graphic design, printing, reproduction, mailing, shipping, and other services. We have launched the exclusive “Xerox Certified Print Specialist” program, which certifies associates as experts in the area of digital imaging and printing. In addition to the in-store locations, we operate ten regional print facilities, which support copy and print orders taken in our North American Retail and North American Business Solutions Division.
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
Internationally, we compete on a similar basis to how we compete in North America. Outside of the U.S. and Canada, we sell through contract and catalog channels in 19 countries and operate retail stores in five countries through wholly-owned or majority-owned entities. Additionally, our International Division provides office products and services in 22 countries through joint ventures, licensing and franchise agreements, cross-border transactions, alliances and other arrangements.
Employees
As of January 26, 2008, we had approximately 49,000 employees worldwide, with almost half of these employed as part-time workers. Our workforce is largely non-union and our labor relations are generally good. In certain international locations, changes in staffing or work arrangements may need approval of local works councils or other bodies.
Environmental Activities
As both a significant user and seller of paper products, we have developed environmental practices that are values-based and market-driven. Our environmental initiatives center on three guiding principles: (1) recycling and pollution reduction; (2) sustainable forest management; and (3) issue awareness and market development for environmentally preferable products. We offer thousands of different products containing recycled content, including from 35% to 100% post-consumer waste content paper and technology recycling services in our retail stores.

In 2007, Office Depot continued to implement environmental programs in line with our stated environmental vision to “increasingly buy green, be green and sell green” — including environmental sensitivity in our packaging, operations and sales offerings. Additional information on product offerings can be found at www.officedepot.com/buygreen.
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
We submitted our 2007 annual Section 12(a) CEO certification with the New York Stock Exchange (“NYSE”). The certification was not qualified in any respect. Additionally, we filed with this Form 10-K, the CEO and CFO certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
Executive Officers of the Registrant
Steve Odland — Age: 49
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
Charles Brown — Age: 54
Mr. Brown has been President, International since 2005. In 2007, oversight of business development was added to his role. He was the company’s Executive Vice President and Chief Financial Officer until from 2001 to 2005. Prior to that, Mr. Brown was Senior Vice President, Finance and Controller since he joined our company in 1998. Before joining Office Depot, he was Senior Vice President and Chief Financial Officer of Denny’s, Inc. from 1996 until 1998; from 1994 until 1995, he was Vice President and Chief Financial Officer of ARAMARK International; and from 1989 until 1994, he was Vice President and Controller of Pizza Hut International, a Division of PepsiCo, Inc. Mr. Brown will assume the role of acting Chief Financial Officer of the Company effective March 1, 2008 until a permanent Chief Financial Officer is hired.
Elisa Garcia — Age: 50
Ms. Garcia was appointed Executive Vice President, General Counsel and Corporate Secretary in July 2007 with overall responsibility for global compliance matters and governmental relations. Prior to joining Office Depot, Ms. Garcia served as General Counsel and Corporate Secretary of Domino’s Pizza, Inc. from April 2000. Prior to joining Domino’s Pizza, Ms. Garcia served as Latin American Regional Counsel for Philip Morris International, and Corporate Counsel for GAF Corporation.
Monica Luechtefeld — Age: 59
Ms. Luechtefeld has been our Executive Vice President, Information Technology and business development since early 2005. She assumed responsibility for supply chain in 2007. Previously, she was Executive Vice President of E-Commerce from 2000. Prior to this role, she held several officer positions including Vice President, Marketing and Sales Administration and Vice President of Contract Marketing & Business Development. Ms. Luechtefeld joined Office Depot in 1993, serving as General Manager of the Southern California Region of Office Depot until 1996.

Patricia McKay — Age: 50
Ms. McKay has served as our Executive Vice President, Chief Financial Officer since late 2005. From 2004 until 2005 she served as a Director of our company. She served as Executive Vice President and Chief Financial Officer of Restoration Hardware, Inc. from 2003 to 2005. From 1997 until 2003, she worked in various executive-level positions at AutoNation, Inc., concluding in her serving as Senior Vice President, Finance. From 1988 until 1996, Ms. McKay served in various financial positions for Dole Food Company, Inc., culminating in the position of Vice President Finance and Controller, a position she held from 1993 until 1996. Ms. McKay began her career at a major international public accounting firm where she worked as an auditor for ten years. On February 26, 2008, the Company announced that Ms. McKay is leaving the Company effective March 1, 2008.
Carl (Chuck) Rubin — Age: 48
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
Steven Schmidt — Age: 53
Mr. Schmidt was appointed President, North American Business Solutions in July 2007. Prior to joining Office Depot, Mr. Schmidt spent 11 years with the ACNielsen Corporation, most recently serving as President and Chief Executive Officer. Prior to joining ACNielsen, Mr. Schmidt spent eight years at the Pillsbury Food Company, serving as President of their Canadian and Southeast Asian operations. He has also held management positions at PepsiCo and Procter & Gamble.
Daisy Vanderlinde — Age: 56
Ms. Vanderlinde was appointed Executive Vice President, Human Resources in late 2005. Prior to joining Office Depot, Ms. Vanderlinde was Senior Vice President, Human Resources and Loss Prevention, for AutoZone Inc. from 2001 to 2005, and was a member of the Executive Committee. Ms. Vanderlinde has also served as a senior HR officer for other retailers, including Tractor Supply Company, Marshalls, Inc., and The Broadway Stores.
Jennifer Moline — Age: 50
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
Competition: We compete with a variety of retailers, dealers, distributors, contract stationers, direct marketers and internet operators throughout our worldwide operations. This is a highly competitive marketplace that includes such retail competitors as office supply stores, warehouse clubs, computer and electronics stores, mass merchant retailers, local merchants, grocery and drug-store chains as well as other competitors including direct mail and internet merchants, contract stationers, and direct manufacturers. Our competitors may be local, regional, national or international. Further, competition may come from highly-specialized low-cost merchants, including ink refill stores and kiosks, original equipment manufacturers, concentrated direct marketing channels including well-funded and broad-based enterprises. There is a possibility that any or all of these competitors could become more aggressive in the future, thereby increasing the number and breadth of our competitors. In recent years, new and well-funded competitors have begun competing in certain aspects of our business. For example, two major common carriers of goods have retail outlets that allow them to compete directly for copy, printing, packaging and shipping business, and offer products and services similar to those we offer. While they do not yet have the breadth of products that we offer, they are extremely competitive in the areas of package shipping and copy and print centers. Recently, the so-called warehouse clubs have expanded upon their “in-store” offerings by adding catalog and internet sales channels, offering a broad assortment of office products for sale on a direct delivery basis. In order to achieve and maintain expected profitability levels in our three operating divisions, we must continue to grow by adding new customers and taking market share from competitors and using aggressive pricing necessary to retain existing customers. If we fail to adequately address and respond to these pressures in both North America and internationally, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Execution of Expansion Plans: We plan to open approximately 75 stores in the North American Retail Division during 2008. Circumstances outside of our control could negatively impact these anticipated store openings. We cannot determine with certainty whether our new store openings, including some newly sized or formatted stores or retail concepts, will be successful. The failure to expand by successfully opening new stores as planned, or the failure of a significant number of these stores to perform as planned, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Cannibalization of Sales in Existing Office Depot Stores: As we expand the number of our stores in existing markets, pursuing a ‘fill-in’ strategy that is both “offensive” and “defensive” in nature, sales in our existing stores may suffer from cannibalization (as customers of our existing stores begin shopping at our own new stores). Extensive cannibalization of existing stores, as we open new stores, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Costs of Remodeling and Re-merchandising Stores: Remodeling and re-merchandising our stores is a necessary aspect of maintaining a fresh and appealing image to our customers. The expenses associated with such activities could have a significant negative impact on our future earnings. Business lost during remodeling periods, because of customer inconvenience, may not be recovered or successfully redirected to other stores in the area. Our growth, through both store openings and possible acquisitions, may continue to require the expansion and upgrading of our information, operational and financial systems, as well as necessitate the hiring of new store associates at all levels. If we are unsuccessful in achieving an acceptable return on this design, unsuccessful at hiring the right associates, or unsuccessful at implementing appropriate systems, such failure could have a material adverse effect on our business, financial condition, results of operations and cash flows.
International Activity: We may enter additional international markets as attractive opportunities arise. Such entries could take the form of start-up ventures, acquisitions of stock or assets or joint ventures or licensing arrangements. Internationally, we face such risks as foreign currency fluctuations, unstable political and economic conditions, and, because some of our foreign operations are not wholly owned, the potential for compromised operating control in certain countries. In addition, the business cultures in certain areas of the world are different than those that prevail in the United States, and we may be at a competitive disadvantage against other companies that do not have to comply with standards of financial controls, Foreign Corrupt Practices Act requirements, or business integrity that we are committed to maintaining as a U.S. publicly traded company. Our results may continue to be affected by all of these factors. All of these risks could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Global Sourcing of Products/Private Brand: In recent years, we have substantially increased the number and types of products that we sell under our private brands. We currently offer general office supplies, computer supplies, business machines and related supplies, and office furniture under various labels, including Office Depot®, Viking Office Products®, Niceday™, Foray®, Ativa®, Break Escapes™, Worklife™ and Christopher LowellTM. Sources of supply may prove to be unreliable, or the quality of the globally sourced products may vary from our expectations. We have recently opened our own product sourcing office in China and are reducing our reliance on the use of third-party trading companies. While this may improve our cost structure, it also makes our company more accountable for relationships with the Asian factories and other sources of private branded product and increases our risks associated with doing business in that region of the world. Economic and civil unrest in areas of the world where we source such products, as well as shipping and dockage issues could adversely impact the availability or cost of such products, or both. Moreover, as we seek indemnities from the manufacturers of these products, the uncertainty of realization of any such indemnity and the lack of understanding of U.S. product liability laws in certain parts of Asia make it more likely that we may have to respond to claims or complaints from our customers as if we were the manufacturer of the products. Because of the limited number of ports through which goods may be imported into the United States (located primarily on the West Coast), we are subject to potential disruption of our supplies of goods for resale due to labor unrest, security issues or natural disasters affecting any or all of these ports. Finally, as a significant importer of manufactured goods from foreign countries, we are vulnerable to security concerns, labor unrest and other factors that may affect the availability and reliability of ports of entry for the products that we source. Any of these circumstances could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Product Availability; Potential Cost Increases: In addition to selling our private brand merchandise, we are a reseller of other manufacturers’ branded items and are thereby dependent on the availability and pricing of key products, including ink, toner, paper and technology products, to name a few. As a reseller, we cannot control the supply, design, function or cost of many of the products we offer for sale. Disruptions in the availability of raw materials used in production of these products may adversely affect our sales and result in customer dissatisfaction. Further, we cannot control the cost of manufacturers’ products and cost increases must either be passed along to our customers or result in an erosion of our earnings. Failure to identify desirable products and make them available to our customers when desired and at attractive prices could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Government Contracts: One of our largest clients currently consists of various state and local governments, a relationship, which is subject to uncertain future funding levels and federal and state procurement laws and requires restrictive contract terms; any of these factors could curtail current or future business. Contracting with state and local governments is highly competitive and can be expensive and time-consuming, often requiring that we incur significant upfront time and expense without any assurance that we will win a contract. Our ability to compete successfully for and retain business with these various state and local governments is highly dependent on cost-effective performance. Our government business is also sensitive to changes in national and international priorities and U.S., state and local government budgets.
Possible Business Disruption Because of Weather: Weather conditions may affect any business, especially retail businesses, including snow storms, high winds and heavy rain. Because of our heavy concentration in the southern United States (including Florida and the Gulf Coast), our company may be more susceptible than some others to the effects of tropical weather disturbances. For example, during 2004 and 2005, we sustained disruption to our businesses in the United States due to the number and severity of weather events in the Southeastern United States, including record numbers of hurricanes. While we have been able to recover quickly from these events in the past, the long-range weather forecast calls for higher than normal tropical storm activity, especially in the Southeastern United States for a number of years into the future. It is impossible to know whether these storms will occur as forecasted, or the location or severity of such storms. Winter storm conditions in the Midwest and Southwest, areas that also have a large concentration of our business activities, could result in supply chain constraints or other business disruptions. We believe that we have taken reasonable precautions to prepare for any such weather-related events, but our precautions may not be adequate to deal with such events in the future. If these events occur in the future (as they almost certainly will), and if they should impact areas in which we have concentrations of retail stores or distribution facilities, such events could have a material adverse effect on our business, financial condition, results of operations and cash flows.
New Systems and Technology: We frequently modify our information systems and technology to increase productivity and efficiency. We are undertaking certain system enhancements and conversions that, if not done properly, could divert the attention of our workforce during development and implementation and constrain for some time our ability to provide the level of service our customers demand as well as our ability to complete requisite filings with the SEC. Also, when implemented, the new systems and technology may not provide the benefits anticipated and could add costs and complications to our ongoing operations. A failure to effectively convert to these systems or to realize the intended efficiencies could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Labor Costs: We are heavily dependent upon our labor force to identify new customers and provide desired products and services to existing customers. We attempt to attract and retain an appropriate level of personnel in both field operations and corporate functions. Our compensation packages are designed to provide benefits commensurate with our level of expected service. However, within our retail operations, we face the challenge of filling many positions at wage scales that are appropriate to the industry and competitive factors. We operate in a number of jurisdictions. It can be cumbersome to comply with labor laws and regulations, many of which vary from jurisdiction to jurisdiction. This has added to our labor costs in some locales as we have had to add personnel to monitor and track compliance with sometimes arcane rules and regulations that impact retailers in particular. As a result of these and other factors, we face many external risks and internal factors in meeting our labor needs, including competition for qualified personnel, overall unemployment levels, works councils (in our international locations), prevailing wage rates, as well as rising employee benefit costs, including insurance costs and compensation programs. We also engage third parties in some of our processes such as delivery and transaction processing and these providers may face similar issues. Changes in any of these factors, including especially a shortage of available workforce in the areas in which we operate, could interfere with our ability to adequately provide services to customers and result in increasing our labor costs. Any failure to meet increasing demands on securing our workforce could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Operating Costs: We operate a large network of stores and delivery centers around the globe. As such, we purchase significant amounts of fuel needed to transport products to our stores and customers. We also incur significant shipping costs to bring products from overseas producers to our distribution systems. While we may hedge our anticipated fuel purchases, the underlying commodity costs associated with this transport activity have been volatile in recent periods and disruptions in availability of fuel could cause our operating costs to rise significantly to the extent not covered by our hedges. Additionally, we rely on predictable and available energy costs to light our stores and operate our equipment. Increases in any of the components of energy costs could have an adverse impact on our earnings, as well as our ability to satisfy our customers in a cost effective manner. Any of these factors that could impact the availability or cost of our energy resources could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Possible Changes to Our Global Tax Rate: As a result of our operations in many foreign countries, in addition to the United States, our global tax rate is derived from a combination of applicable tax rates in the various jurisdictions in which we operate. Depending upon the sources of our income, any agreements we may have with taxing authorities in various jurisdictions, and the tax filing positions we take in various jurisdictions, our overall tax rate may be lower or higher than that of other companies or higher or lower than our tax rates have been in the past. At any given point in time, we base our estimate of an annual effective tax rate upon a calculated mix of the tax rates applicable to our company and to estimates of the amount of income likely to be generated in any given geography. The loss of one or more agreements with taxing jurisdictions, a change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws in any of the multiple jurisdictions in which we operate or adverse outcomes from the tax audits that regularly are in process in any of the jurisdictions in which we operate could result in an unfavorable change in our overall tax rate, which change could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Regulatory Environment: While all businesses are subject to regulatory matters relating to the conduct of their businesses, including consumer protection laws, advertising regulations, wage and hour regulations and the like, certain jurisdictions have taken a particularly aggressive stance with respect to such matters and have stepped up enforcement, including fines and other sanctions. We transact substantial amounts of business in certain such jurisdictions, and to the extent that our business locations are exposed to what might be termed an overly aggressive enforcement environment or legal or regulatory systems that authorize or encourage private parties to pursue relief under so-called private attorney general laws and similar authorizations for private parties to pursue enforcement of governmental laws and regulations, the resulting fines and exposure to third party liability (such as monetary recoveries and recoveries of attorneys fees) could have a material adverse effect on our business and results of operations, including the added cost of increased preventative measures that we may determine to be necessary to conduct business in such locales.
Litigation Risks: Litigation and governmental investigations or proceedings arising out of or related to our Audit Committee’s internal accounting review could result in substantial costs. The SEC has issued a formal order of investigation to determine whether we have violated the Federal securities laws. Although we are cooperating with the SEC in this matter, the SEC may determine that we have violated Federal securities laws. We cannot predict when this investigation will be completed or its outcome. If the SEC makes a determination that we have violated Federal securities laws, we may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.
In addition, we have been named a defendant in a number of class-action and related lawsuits. The findings and outcome of the SEC investigation may affect the class-action and derivative lawsuits that are pending. We are generally obliged, to the extent permitted by law, to indemnify our directors and our former directors and officers who are named defendants in some of these lawsuits. We are unable to estimate what our liability in these matters may be, and we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on our financial condition or results of operations. See “Part II — Item 1 — Legal Proceedings” for a description of pending litigation and governmental proceedings and investigations.
Regulatory Risks: We are subject to a formal order of investigation from the SEC, in connection with our contacts and communications with financial analysts during 2007, as well as certain other matters, including inventory receipt, timing of vendor payments, certain intercompany loans and the timing of recognition of vendor program funds. We are cooperating with the SEC on all matters. A negative outcome from this investigation could require us to restate prior financial results and could result in fines, penalties, or other remedies being imposed on us, which under certain circumstances could have a material adverse effect on our business.

Material Weakness in Internal Controls: In connection with the restatement of our previously issued financial statements and the related reassessment of our internal control over financial reporting pursuant to the rules promulgated by the Commission under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, management concluded that as of December 30, 2006, our disclosure controls and procedures were not effective and that we had a material weakness in our internal control over financial reporting. Please refer to Item 9A of this Form 10-K for further discussion of the remediation of this material weakness as of December 29, 2007. Should we identify any other material weakness, such weakness could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly, annual and other reporting requirements under the Securities Exchange Act of 1934 in a timely manner. These effects could in turn adversely affect the trading price of our common stock and could result in a material misstatement of our financial position or results of operations and require a further restatement of our financial statements.
Sales may be Negatively Impacted by Changes in the Economy that Impact Small Business and Consumer Spending: Sales may be negatively impacted by changes in economic conditions. Our customers in the North American Retail Division and many of our customers in the North American Business Solutions Division are predominantly small and home office businesses. Accordingly, these customers may curtail their spending in reaction to macroeconomic conditions, such as changes in the housing market, higher fuel costs, higher credit costs, credit availability, possible recession and other factors. This could result in reductions in their spending on office supplies and negatively impact our sales and profits. Further, our North American sales are heavily concentrated in California and Florida; two states that have experienced strong economic growth in the past, but which are currently experiencing a greater economic downturn. Because of this geographic concentration, we may have a disproportionately negative impact on our sales and profits in North America if the economic downturn continues. Additionally, similar economic factors could impact our operations internationally, as has been experienced in the UK during 2007.
Compromises of our Information Security: Through our sales and marketing activities, we collect and store certain personal information that our customers provide to purchase products or services, enroll in promotional programs, register on our web site, or otherwise communicate and interact with us. We also gather and retain information about our associates in the normal course of business. We may share information about such persons with vendors that assist with certain aspects of our business. Despite instituted safeguards for the protection of such information, we cannot be certain that all of our systems are entirely free from vulnerability to attack. A breach of our security system resulting in customer or employee personal information being obtained by unauthorized persons could adversely affect our reputation, disrupt our operations and expose us to claims from customers, financial institutions, payment card associations and other persons, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our online operations at www.officedepot.com depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments.
Pursuit or Execution of New Business Ventures: Our growth strategy includes expansion via new business ventures, strategic alliances and acquisitions both in the U.S. and abroad. While we employ several different valuation methodologies to assess a potential opportunity, we can give no assurance that new business ventures and strategic alliances will positively affect our financial performance. Acquisitions may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to assimilate or integrate successfully companies that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. If we fail to assimilate or integrate acquired companies successfully, our business could suffer materially. We may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. In addition, the integration of any acquired company, and its financial results, into ours may have a material adverse effect on our financial condition, results of operations and cash flows.
Financial Covenants in Existing Credit Facility: Our revolving credit facility contains financial covenants, including a limit on the ratio of debt to earnings before interest, taxes, depreciation, and amortization. Although historically none of our covenants have been restrictive to our operations, we may not be able to meet the financial covenants in the future if minimum fixed charge coverage ratios are not met. A breach of any of these covenants could result in a default under our revolving credit agreement. Upon the occurrence of an event of default under our revolving credit agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay our revolving credit agreement and our other indebtedness. Also, should there be an event of default, we may be subject to higher borrowing costs and more restrictive covenants in future periods. Acceleration of any obligation under any of our material debt instruments will permit the holders of our other material debt to accelerate their obligations. See “Liquidity and Capital Resources”.
Disclaimer of Obligation to Update
We assume no obligation (and specifically disclaim any such obligation) to update these Risk Factors or any other forward-looking statements contained in this Annual Report to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of January 26, 2008, we operated 1,193 office supply stores in 49 U.S. states, the District of Columbia and Puerto Rico, 29 office supply stores in five Canadian provinces and 148 office supply stores (excluding our participation in arrangements through non-consolidated entities) in five countries outside of the United States and Canada. The following table sets forth the locations of these facilities. We also operate 21 DCs in 17 U.S. states and one Canadian province and 33 DCs in 16 countries outside of the United States and Canada.
STORES

State/Country	#	State/Country	#
UNITED STATES:
Alabama	21	North Dakota	2
Alaska	2	Ohio	16
Arizona	5	Oklahoma	15
Arkansas	11	Oregon	21
California	159	Pennsylvania	24
Colorado	36	Puerto Rico	2
Connecticut	6	Rhode Island	2
Delaware	4	South Carolina	20
District of Columbia	1	South Dakota	1
Florida	137	Tennessee	27
Georgia	53	Texas	137
Hawaii	3	Utah	11
Idaho	6	Virginia	27
Illinois	63	Washington	37
Indiana	23	West Virginia	3
Iowa	5	Wisconsin	14
Kansas	9	Wyoming	3

Kentucky	19	TOTAL UNITED STATES	1,193
Louisiana	36
Maine	2	CANADA:
Maryland	31	Alberta	7
Massachusetts	7	British Columbia	9
Michigan	27	Manitoba	2
Minnesota	12	Ontario	9
Mississippi	15	Saskatchewan	2

Missouri	26	TOTAL CANADA	29
Montana	3
Nebraska	6
Nevada	21	FRANCE	47
New Hampshire	1	HUNGARY	17
New Jersey	23	ISRAEL	44
New Mexico	6	JAPAN	27
New York	15	SOUTH KOREA	13

North Carolina	37	TOTAL OUTSIDE NORTH AMERICA	148
We did not open any additional stores during January 2008.

DCs

State/Country	#	State/Country	#
UNITED STATES:
Arizona	1	BELGIUM	1
California	2	CHINA	7
Colorado	1	CZECH REPUBLIC	1
Florida	2	FRANCE	5
Georgia	1	GERMANY	3
Illinois	1	HUNGARY	1
Louisiana	1	IRELAND	1
Maryland	1	ISRAEL	1
Massachusetts	1	ITALY	1
Michigan	1	JAPAN	1
Minnesota	1	LITHUANIA	1
New Jersey	1	SOUTH KOREA	1
North Carolina	1	SPAIN	1
Ohio	1	SWITZERLAND	1
Texas	2	THE NETHERLANDS	2
Utah	1	UNITED KINGDOM	5
Washington	1

CANADA:
Ontario	1

TOTAL UNITED STATES & CANADA	21	TOTAL OUTSIDE NORTH AMERICA	33
In addition to the properties identified in the tables above, we operate 12 crossdock facilities in the United States. Generally, these facilities serve as centralized same-day distribution facilities where bulk shipments are brought in, broken into smaller quantities and shipped to retail stores needing supply.
Our corporate offices in Delray Beach, Florida consist of approximately 540,000 square feet in three separate buildings. The facilities were sold in December 2006 and have been leased back for a two-year period while a new facility, which will be leased, is constructed in Boca Raton, FL. We also own a corporate office in Venlo, the Netherlands which is approximately 226,000 square feet in size, and a systems data center in Charlotte, North Carolina which is approximately 53,000 square feet in size.
Most of our facilities are leased or subleased, with initial lease terms expiring in various years through 2032.
Item 3. Legal Proceedings.
We are involved in litigation arising in the normal course of our business. While, from time to time, claims are asserted that make demands for a large sum of money (including, from time to time, actions which are asserted to be maintainable as class action suits), we do not believe that any of these matters, either individually or in the aggregate, will materially affect our financial position or the results of our operations.
We have been cooperating with the staff of the United States Securities and Exchange Commission (“SEC”) in an inquiry that commenced in July 2007 when the SEC initiated a review of our contacts and communications with financial analysts. The SEC is also reviewing certain other matters, including inventory receipt, timing of vendor payments, timing of recognition of vendor program funds and certain intercompany loans. Prior to filing its quarterly report on Form 10-Q for the quarter ended June 30, 2007, the company completed a review of the accounting matters related to inventory receipt, timing of vendor payments and certain intercompany loans, with the assistance of external forensic accountants. Prior to filing the quarterly report on Form 10-Q for the quarter ended September 29, 2007, the Audit Committee completed a review of the timing of vendor program funds, and the Company amended and restated certain prior period financial statements. In January 2008, the SEC issued a formal order of investigation.

In early November 2007, two putative class action lawsuits were filed against the company and certain of its executive officers alleging violations of the Securities Exchange Act of 1934. In addition, two putative shareholder derivative actions were filed against the company and its directors alleging various state law claims including breach of fiduciary duty. The allegations in all four lawsuits primarily relate to the accounting for vendor program funds. Each of the above-referenced lawsuits were filed in the Southern District of Florida, and are captioned as follows: (1) Nichols v. Office Depot, Steve Odland and Patricia McKay (Case Number, 07-14348) filed on November 6, 2007; (2) Sheet Metal Worker Local 28 v. Office Depot, Steve Odland and Patricia McKay (Case Number, 07-81038) filed on November 5, 2007; (3) Marin v. Office Depot, Steve Odland, Neil R. Austrian, David W. Bernauer, Abelardo E. Bru, Marsha J. Evans, David I. Fuente, Brenda J. Gaines, Myra M. Hart, Kathleen Mason and Michael J. Myers (Case Number, 07-81062) filed on November 8, 2007; and (4) Mason v. Office Depot, Steve Odland, Neil R. Austrian, David W. Bernauer, Abelardo E. Bru, Marsha J. Evans, David I. Fuente, Brenda J. Gaines, Myra M. Hart, Kathleen Mason and Michael J. Myers (Case Number, 07-81059) filed on November 8, 2007.
On November 26, 2007, the Southern District of Florida court ordered a consolidation of the two shareholder derivative lawsuits for discovery purposes. On January 4, 2008, certain parties in the Nichols v. Office Depot, et. al. action moved to consolidate the two class action lawsuits. These lawsuits are in their early stages and we do not currently believe that they will have a material adverse impact on the company or its results of operations. We intend to vigorously defend against these claims.
Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ODP.” As of the close of business on January 25, 2008, there were 7,404 holders of record of our common stock. The last reported sale price of the common stock on the NYSE on January 25, 2008 was $13.14.
The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as quoted on the NYSE Composite Tape. These prices do not include retail mark-ups, markdowns or commission.

	High	Low
2007
First Quarter	$39.660	$32.230
Second Quarter	37.050	30.100
Third Quarter	31.070	17.790
Fourth Quarter	22.790	13.080
2006
First Quarter	$38.050	$30.640
Second Quarter	46.520	36.680
Third Quarter	40.860	33.650
Fourth Quarter	44.690	36.870
We have never declared or paid cash dividends on our common stock. While we regularly assess our dividend policy, we have no current plans to declare a dividend. Earnings and other cash resources will continue to be used in the maintenance and expansion of our business.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Office Depot, Inc., The S&P 500 Index
And The S&P Specialty Stores Index
The foregoing graph shall not be deemed to be filed as part of this Form 10-K and does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of the company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the company specifically incorporates the graph by reference.

The following table provides information with respect to our purchases of Office Depot, Inc. common stock during the fourth quarter of the 2007 fiscal year:

					(d) Maximum Number
					of Shares (or
				(c) Total Number of	Approximate Dollar
				Shares Purchased as	Value) that May Yet
				Part of Publicly	Be Purchased Under
	(a) Total Number of		(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased		Paid per Share	Programs(1)	Programs
September 30, 2007 — October 27, 2007	33,950	(2)	$22.72	—	$500,000,000

October 28 2007 — November 24, 2007	—		—	—	$500,000,000

November 25, 2007 — December 29, 2007	—		—	—	$500,000,000

Total/Balance as of December 29, 2007	33,950		$22.72	—	$500,000,000

(1)	On April 25, 2007, the board of directors authorized a common stock repurchase program whereby we were authorized to repurchase an additional $500 million of our common stock. As of December 29, 2007, there had been no repurchases made under this authorization.

(2)	Represents 33,950 shares of common stock delivered or restricted shares of common stock withheld to pay income tax or other tax liabilities with respect to the vesting of restricted stock, exercise of stock options, or the settlement of performance share awards.

Item 6. Selected Financial Data.
The following table sets forth selected consolidated financial data at and for each of the five fiscal years in the period ended December 29, 2007. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in Item 8 of this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this report.

(In thousands, except per share amounts and statistical data)	2007	2006(1)	2005(2)	2004	2003(3)(4)
Statements of Earnings Data:
Sales	$15,527,537	$15,010,781	$14,278,944	$13,564,699	$12,358,566
Earnings from continuing operations before cumulative	$395,615	$503,471	$273,792	$335,504	$299,244
effect of accounting change
Net earnings	$395,615	$503,471	$273,792	$335,504	$273,515

Earnings per share from continuing operations before cumulative effect of accounting change:
Basic	$1.45	$1.79	$0.88	$1.08	$0.97
Diluted	1.43	1.75	0.87	1.06	0.95

Net earnings per share:
Basic	$1.45	$1.79	$0.88	$1.08	$0.88
Diluted	1.43	1.75	0.87	1.06	0.87

Statistical Data:
Facilities open at end of period:
United States and Canada:
Office supply stores	1,222	1,158	1,047	969	900
Distribution centers	21	20	20	22	22
Call centers	—	—	3	13	13

International (5):
Office supply stores	148	125	70	78	64
Distribution centers	33	32	25	25	25
Call centers	31	30	31	31	31

Total square footage — North American Retail Division	29,790,082	28,520,269	26,261,318	24,791,255	23,620,343

Percentage of sales by segment:
North American Retail Division	43.9%	45.2%	45.6%	43.8%	45.7%
North American Business Solutions Division	29.1%	30.5%	30.1%	29.8%	32.1%
International Division	27.0%	24.3%	24.3%	26.4%	22.2%

Balance Sheet Data:
Total assets	$7,256,540	$6,557,438	$6,098,525	$6,794,338	$6,194,679
Long-term debt, excluding current maturities	607,462	570,752	569,098	583,680	829,302

(1)	Statements of Earnings Data for fiscal year 2006 and Balance Sheet Data for 2006, have been restated to reflect adjustments for vendor program accounting, which were filed on Form 10-K/A on November 20, 2007.

(2)	Includes 53 weeks in accordance with our 52-53 week reporting convention.

(3)	Statements of Earnings Data and Balance Sheet Data for fiscal year 2003 have been restated to reflect adjustments for lease accounting.

(4)	Reflects the acquisition of Guilbert in June. Also, net earnings and net earnings per share data reflect cumulative effect of adopting a new accounting pronouncement.

(5)	Facilities of wholly-owned or majority-owned entities operated by our International Division.

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
RESTATEMENT OF FINANCIAL STATEMENTS
On October 29, 2007, we announced that our Audit Committee initiated an independent review principally focused on the accounting for certain vendor program funds. The review, which arose from a whistleblower complaint, was conducted with the assistance of independent legal counsel and forensic accountants. The investigation revealed errors in the timing of recognition of certain vendor program funds. The impact of these errors was to reduce previously reported gross profit, operating profit, net earnings and earnings per share in fiscal 2006 and the first two quarters of 2007 and defer recognition into future periods. Additionally, inventories and tax accounts were adjusted on the consolidated balance sheet related to these deferrals.
On November 8, 2007, the Board of Directors of the company approved a decision to restate our 2006 financial statements including corrections to amounts previously reported in the third and fourth quarters of 2006 and the interim financial statements for the first and second quarters of 2007.
On November 20, 2007, we amended our previously filed Form 10-K for the fiscal year 2006 and our previously filed Forms 10-Q for the first and second quarters of 2007. The financial statements and related disclosures for the period ended September 30, 2006 were restated to reflect the impact of the errors discussed above in our Form 10-Q for the quarter ended September 29, 2007, which was also filed on November 20, 2007. Our amended reports reflect a reduction in diluted earnings per share of $0.02 in the quarter ended September 30, 2006, $0.03 in the quarter ended December 30, 2006, $0.01 in the quarter ended March 31, 2007, and $0.02 in the quarter ended June 30, 2007 as compared to amounts previously reported. Because of rounding and changes in share count, the diluted EPS impact over the period aggregates to $0.04 for fiscal year 2006 and a total of $0.07 per share over the period from the third quarter of 2006 through the second quarter of 2007. The future impact of the deferrals related to one period were considered in determining net deferrals in subsequent periods. The net deferral became a positive impact beginning in the later part of 2007 and extending through the years from 2008 through 2010. The financial restatements resulted in reductions of previously reported company gross profit of approximately $7 million in the quarter ended September 30, 2006, $14 million in the quarter ended December 30, 2006 (an aggregate of $20 million for fiscal year 2006), $3 million in the quarter ended March 31, 2007, and $6 million in the quarter ended June 30, 2007. Approximately $12 million of the amount deferred at the end of the third quarter of 2007 reversed in the fourth quarter of 2007 and remaining amounts will reverse in the years through 2010.
These restatements related to non-cash items and the reduction in net earnings was offset in the consolidated statement of cash flows by a change in working capital and other items such that net cash provided by operating activities did not change for the periods restated. The primary impact to the balance sheet was to reduce inventories by the amounts deferred and to increase short-term deferred tax assets for the tax impacts of the change in pre-tax earnings.
OVERVIEW
Our business is comprised of three reportable segments. The North American Retail Division includes our retail office supply stores in the U.S. and Canada, which offer office supplies, computers and business machines and related supplies, and office furniture. Most stores also offer a design, print and ship center offering graphic design, printing, reproduction, mailing and shipping. The North American Business Solutions Division sells office supply products and services in the U.S. and Canada directly to businesses through catalogs, internet web sites and a dedicated sales force. Our International Division sells office products and services through catalogs, internet web sites, a dedicated sales force and retail stores.
Evidence of a softening in business spending began to impact our results in the first quarter of 2007, particularly in our sales to small- and medium-sized businesses. This continued into the second quarter as declines in construction spending, higher fuel prices and softness in the housing market were seen as macroeconomic factors adversely affecting our sales. By the third quarter, a downturn related to housing became particularly apparent in Florida and California — regions where we have many stores and delivery customers. And, in the fourth quarter, negative housing and credit market impacts had broadened. Throughout this period, we continuously adjusted our business to cope with these factors. We slowed our inventory purchases which in turn resulted in a significant decrease in vendor program funds recognized in the fourth quarter. We managed inventory purchases and engaged in inventory clearance activities to mitigate risk and recognized additional loss provisions as necessary. In the U.S. delivery business, we added contract customers, but this resulted in a higher mix of customers with lower margin sales. Internationally, we experienced a decline in sales and profitability in our UK business, historically, the most significant market for us in Europe. In addition to certain business transitional issues, the decline was also influenced by economic factors in that country. We have put in place actions to mitigate this influence. Despite these negative influences, we executed a number of initiatives that are key to our long-term strategy. We increased private brand penetration across the company and continued to focus on ways to streamline operations while also improving customer satisfaction. We increased store count in North America and continued our store remodel program. We also opened regional offices to support our global business expansion. We anticipate continued negative impacts from macroeconomic trends during 2008, including declines in sales and margins compared to a year ago. A summary of factors important to understanding our results for 2007 is provided below and further discussed in the narrative that follows this overview.
•	Total company sales increased to $15.5 billion in 2007, up 3% compared to 2006. Sales in the North American Retail Division were flat for the year, with comparable store sales down 5%. Sales in the North American Business Solutions Division decreased by 1% compared to 2006. International Division sales increased 15% in U.S. dollars and 6% in local currencies.

•	Gross margin for 2007 declined 200 basis points from 2006, primarily in response to promotional activities as well as shifts in product and customer mix.

•	As part of our previously announced streamlining activities (“Charges”), we recorded approximately $40 million, $63 million and $282 million of pretax Charges in 2007, 2006 and 2005, respectively.

•	Total operating expenses as a percentage of sales decreased by approximately 30 basis points in 2007. This decrease primarily reflects a change between periods of approximately $60 million, or 40 basis points, from lower performance-based variable pay attributable to reduced operating results. Additionally, operating expenses as a percentage of sales reflects lower advertising expenses and Charges, offset by higher supply chain and infrastructure costs.

•	Our effective tax rate for 2007 was 14%, reflecting an operating rate of approximately 25%, reduced by favorability from certain discrete items including the impact of an international law change in the fourth quarter. The operating rate for 2006 was approximately 30%. We currently expect our operating effective tax rate for 2008 to be about 30%.

•	Diluted earnings per share for 2007, 2006 and 2005 were $1.43, $1.75 and $0.87, respectively. The Charges had a per share impact of $0.11, $0.15 and $0.59 in 2007, 2006 and 2005, respectively.

•	Cash flow from operating activities was $411 million in 2007, compared $827 million in 2006, primarily reflecting a reduction in operating results, coupled with an increase in working capital requirements in the current year.

•	Under plans approved by our board of directors, we acquired 5.7 million shares of our common stock during the first half of the year.
OPERATING RESULTS
Our overall sales increased 3% in 2007 and 5% in 2006. However, 2005 was a 53-week year based on our fiscal calendar. The sales growth in 2007 is entirely attributable to increased sales in our International Division, which benefited from strong sales in the contract channel as well as positive foreign currency impacts. Sales levels in our North American businesses were negatively impacted by a downturn in the U.S. economy.
The decrease in gross profit as a percentage of sales reflects the impact of a highly promotional environment, a shift in category mix to lower margin products, a shift in customer mix, inventory clearance activities, and cost increases. These negative factors were partially offset by increased private brand penetration. The increase in gross profit as a percentage of sales in 2006 reflects the net impact of higher private brand sales and better category management, partially offset by customer mix and promotional activity in certain areas and some change in product sales mix.
Total store and warehouse operating and selling expenses as a percentage of sales decreased in both 2007 and 2006. The 2007 decrease resulted primarily from lower performance-based pay across all of our Divisions in response to lower operating results. Lower advertising costs and pre-opening expenses also contributed to the decrease in operating and selling expenses as a percentage of sales. These positive impacts were partially offset by higher selling expenses and supply chain costs, as well as investments made to support growth initiatives in our International Division. The 2006 decrease reflects operational efficiencies and sales leverage, partially offset by higher costs from accelerated store remodel and new store opening activities, as well as initial costs for an expanded sales force and the integration of several acquisitions during the year. The 2007, 2006 and 2005 totals of store and warehouse operating and selling expenses include Charges of approximately $25 million, $37 million and $109 million, respectively.
Discussion of other income and expense items, including the Charges and changes in interest and taxes follows our review of the operating segments.

NORTH AMERICAN RETAIL DIVISION

(Dollars in millions)	2007	2006	2005
Sales	$6,813.6	$6,789.4	$6,510.2
% change	—%	4%	10%

Division operating profit	$354.5	$454.3	$393.6
% of sales	5.2%	6.7%	6.0%
Total sales in the North American Retail Division were essentially flat at $6.8 billion in 2007 and increased 4% in 2006 compared to 2005. Sales in 2006 increased 6% over 2005 after consideration of the impact of the additional week in 2005, which increased 2005 Division sales by approximately $122 million. Comparable store sales in 2007 from the 1,158 stores that were open for more than one year decreased 5%. Despite our new store openings in 2007, a reduction in comparable store sales across all product lines resulted in minimal growth in total sales for this Division. The comparable store sales decline in 2007 was primarily driven by the macroeconomic environment, which grew increasingly challenging as the year progressed. Softness in the U.S. housing market resulted in weaker small business and consumer spending, particularly in Florida and California, which combined, represented approximately 27% of Division sales in 2007. Comparable store sales in 2007 were also negatively impacted by cannibalization from new store build out, competitive intrusion and private brand penetration. These factors were slightly offset by strong performance in our Design, Print and Ship business, which experienced comparable store sales growth during the year. Comparable store sales in 2006 from the 1,036 stores that were open for more than one year increased 2%. The improvement in Division sales in 2006 primarily resulted from new store openings during the year, as well as improved selling efforts and effective merchandising and marketing programs.
Operating profit as a percentage of sales decreased 150 basis points in 2007 and increased 70 basis points in 2006. The decrease in operating margins in 2007 primarily resulted from negative impacts of approximately 120 basis points from declining product margins, which were driven by increased promotional activities and a shift in category mix. Although flat for the full year of 2007, we also experienced a significant decrease in vendor program funds in the second half of the year from reduced purchasing levels and as vendors experienced slowdown in their own businesses. Average order value increased during 2007, but the number of transactions decreased reflecting reduced traffic as economic conditions slowed. Operating margin was further impacted by approximately 60 basis points from a de-leveraging of fixed property costs and 30 basis points from higher supply chain costs. Additionally, we experienced higher levels of inventory shrink, which had a negative impact on operating margin of approximately 30 basis points. Partially offsetting these factors, we expanded our selection of private brands which had a positive impact on operating margins in 2007. Private brand penetration also positively impacted operating margins in 2006. Our operating expenses as a percentage of sales were lower in 2007 and 2006 compared to the prior year. The 2007 decrease totaled approximately 90 basis points and reflects a reduction in advertising costs as well as lower performance-based variable pay commensurate with lower Division performance and lower pre-opening expenses related to a reduction in new store openings. The 2006 decrease was attributable primarily to lower store operating costs, partially offset by increased advertising and pre-opening expenses. The store expansion and remodel program has impacted our operating expenses by additional pre-opening expenses related to new stores, as well as accelerating depreciation for stores being remodeled and incurring non-capitalizable remodeling costs. We exclude the brief remodel period from our comp sales calculation to partially account for the disruption.
As we look into 2008, we believe the uncertain economic outlook will challenge our sales and operating profit margin.
We opened 71 new stores during 2007 and 115 stores during 2006, all using our M2 store design. At the end of 2007, we operated 1,222 retail stores in the U.S. and Canada. We anticipate opening approximately 75 stores in 2008. We also remodeled 177 stores during 2007 and 176 stores in 2006. We have a goal of remodeling substantially all remaining stores over the next few years.
NORTH AMERICAN BUSINESS SOLUTIONS DIVISION

(Dollars in millions)	2007	2006	2005
Sales	$4,518.4	$4,576.8	$4,300.8
% change	-1%	6%	6%

Division operating profit	$220.1	$367.0	$350.8
% of sales	4.9%	8.0%	8.2%

Sales in our North American Business Solutions Division decreased 1% in 2007 and increased 6% in both 2006 and 2005. The 2007 decrease reflects an 11% reduction in sales from the direct channel, partially offset by sales increases in large and national account customers in the contract channel. Sales in 2006 increased 9% over 2005 after considering the impact of the additional week in 2005, which increased 2005 Division sales by approximately $90 million. The sales increase in 2006 reflects organic growth in our contract sales channel, as well as the impact of an acquisition completed in mid-May 2006. During 2005, we began offering a combined catalog to the previously separate Office Depot and Viking catalog customers and completed that integration in 2006. As expected, direct channel sales were lower in 2006 and 2007 following the conversion as we eliminated catalog duplications to create synergies and deliberately eliminated some unprofitable business.
Operating profit as a percentage of sales decreased 310 basis points in 2007 and 20 basis points in 2006. Operating margin in 2007 was negatively impacted by 280 basis points from a combination of higher incentives offered to large and national account customers, a shift in the sales mix to lower margin customers and products, net cost increases that were not fully passed along to our customers, lower vendor rebate funds, and to a lesser degree, higher inventory clearance charges. Operating expenses as a percentage of sales increased approximately 30 basis points in 2007, reflecting de-leveraging of Division fixed costs, somewhat higher selling costs, and costs associated with certain unprofitable contracts partially offset by lower advertising expenses and lower performance-based variable pay resulting from lower Division performance. Operating expenses as a percentage of sales decreased during the second half of 2007 as operational programs put in place during 2006 became established and as we adjusted our sales headcount in line with the sales softness during that period. Operating margin declined in 2006 compared to 2005, reflecting paper cost increases and a higher mix of contract business, partially offset by additional private brand offerings. Operating expenses as a percentage of sales increased in 2006 from our investment in additional sales personnel, as well as short-term costs related to the integration of a contract business acquired during the year and the outsourcing of telephone account management and a new delivery initiative. During 2006, our lower delivery expenses were partially offset by higher fuel costs.
During 2008, we anticipate continued negative margin impacts, partially offset by continued positive operating expense comparisons as we benefit from operational actions taken in 2007.
INTERNATIONAL DIVISION

(Dollars in millions)	2007	2006	2005
Sales	$4,195.6	$3,644.6	$3,470.9
% change	15%	5%	(3)%

Division operating profit	$231.1	$249.2	$207.5
% of sales	5.5%	6.8%	6.0%
Sales in our International Division increased 15% in 2007, 5% in 2006 and declined 3% in 2005. Local currency sales increased 6% in 2007 and 7% in 2006 after considering the impact of the additional week in 2005, which increased 2005 Division sales by approximately $68 million. The contract channel displayed the strongest performance by increasing sales in local currencies by 12% in 2007. Local currency sales in the direct channel were slightly negative, reflecting a 5% decline in our business in the UK. The UK historically has accounted for about a third of Division sales and about half of Division operating profit. During the second half of 2007, the operating profit contribution of the UK decreased significantly. We see continuing signs of an economic slowdown in the UK, which, if it persists, could provide additional challenges to our operations. We have identified some controllable issues to improve delivery service levels which we expect will mitigate performance risks in the UK. The retail channel, while a smaller part of our offering in this Division, increased sales in local currencies. The increase in sales in 2006 reflects improved performance in all channels and the impact of acquisitions. During 2006, we acquired all or a majority interest in entities headquartered in South Korea, the Czech Republic and China, and increased our previous investment to a majority position in an entity in Israel. Results of those entities have been consolidated in our financial statements since the dates of acquisition.
Operating profit as a percentage of sales decreased 130 basis points in 2007 and increased 80 basis points in 2006. The 2007 decrease reflects lower performance of approximately 80 basis points, primarily from the UK, and to a lesser extent, a greater percentage of contract sales in our sales mix. To support growth initiatives, the Division has established regional offices in Asia and Latin America, centralized certain support functions in Europe, expanded into Poland and consolidated certain warehouse facilities. While these investments are expected to provide operating margin expansion over the longer term, they lowered 2007 operating margin by approximately 80 basis points. Partially offsetting the decrease in operating margin in 2007 were positive impacts totaling approximately 30 basis points, which resulted primarily from lower performance-based variable pay as a result of lower Division performance. The 2006 increase in operating profit reflects primarily operational efficiencies from streamlining activities initiated in 2005 and continuing in 2006. The addition of lower margin business, as well as an increase in the relative proportion of contract sales in 2006 was partially offset by increased private brand sales. During 2006, we increased the size of our contract sales force across Europe and increased the use of telephone account managers to drive account penetration.

For U.S. reporting, the International Division’s sales are translated into U.S. dollars at average exchange rates experienced during the year. The Division’s reported sales were positively impacted by foreign currency exchange rates in 2007 by $322 million and in 2006 by $23 million. Division operating profit was also positively impacted from changes in foreign exchange rates by $20 million in 2007 and $2 million in 2006. Internally, we analyze our international operations in terms of local currency performance to allow focus on operating trends and results.
Barring a change in economic conditions, we expect continued challenges in the first half of 2008, with stronger performance in the second half of the year as we anticipate improvement in the UK and as we more fully realize the benefits of the investments we have made in our businesses in Europe and Asia.
CORPORATE AND OTHER
Asset Impairments, Exit Costs and Other Charges
During the third quarter of 2005, we announced a number of material charges relating to asset impairments, exit costs and other operating decisions. This announcement followed a wide-ranging assessment of assets and commitments which began in the second quarter of 2005. At the end of 2005, we had recognized $282 million of charges and estimated the total charges to be incurred through fiscal year 2008 would be approximately $406 million. We revised that estimate to approximately $454 million at the end of 2006. In part because of current economic considerations, in 2007, we reassessed the timing of implementation of certain projects, including the consolidation of warehouses and distribution centers in both North America and Europe and the consolidation and outsourcing of our International call centers, and we delayed those actions. Accordingly, we currently estimate recognizing charges of $62 million and $23 million in 2008 and 2009, respectively, bringing the program total to approximately $470 million. The expenses associated with these future activities will be recognized as the individual plans are implemented and the related accounting recognition criteria are met. As with any estimate, the timing and amounts of these charges may change when projects are implemented, and changes in foreign currency exchange rates may impact amounts reported in U.S. dollars related to our foreign activities.
A summary of the Charges and the line item presentation of these amounts in our accompanying Consolidated Statements of Earnings is as follows.

	2007	2006	2005
(Dollars in millions, except per share amounts)	Amounts	Amounts	Amounts
Cost of goods sold and occupancy costs	$—	$1	$20
Store and warehouse operating and selling expenses	25	37	109
Asset impairments	—	7	133
General and administrative expenses	15	18	20

Total pre-tax Charges	40	63	282
Income tax effect	(11)	(21)	(97)

After-tax impact	$29	$42	$185
Per share impact	$0.11	$0.15	$0.59
Of the $282 million pre-tax charge recognized in 2005, approximately $133 million related to asset impairments, with approximately $72 million of exit costs and approximately $77 million of costs associated with termination agreements relating to contracts and surplus leases, accelerated amortization of software and depreciation of assets based on changes in estimated useful lives and the write off of certain property and inventory no longer used or useful based on this business review.
The asset impairment charge of $133 million included $83 million related to certain former Kids “R” Us (“KRU”) retail store locations acquired in 2004 from Toys “R” Us, Inc. The performance of many of these locations did not meet initial projections to recover the initial asset base. We also recognized a $41 million in goodwill and other intangible asset charge related to our Tech Depot subsidiary. A change in market conditions for technology products and a shift in that subsidiary’s emphasis from consumer to business customers resulted in lowering our projected cash flows and goodwill was written down to estimated fair value. Also, as part of this business review and to streamline operations, we decided to migrate customers from the Guilbert trade name to Office Depot. The existing trade name intangible asset was tested for impairment and written down by approximately $9 million to the amount that we estimated to be recoverable over the one-year migration plan.

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
In addition to these exit costs, we recognized approximately $77 million of other charges. We terminated certain contractual agreements and adjusted surplus lease property accruals, wrote down and accelerated depreciation on assets based on a decrease in their expected use and accelerated inventory clearance activity in preparation for implementing a new inventory management system. Of this total, approximately $12 million was presented as a charge in cost of goods sold, approximately $48 million in store and warehouse operating and selling expenses and approximately $17 million in general and administrative expenses.
We recognized $63 million and $40 million in 2006 and 2007, respectively, associated with these projects as the previously-identified plans were implemented and the related accounting recognition criteria were met. We incurred charges for severance-related expenses, accelerated depreciation and lease obligations associated with the consolidation of warehouses and distribution centers. We also incurred severance-related charges as plans were implemented for management restructuring and call center consolidation in Europe. Some of these activities, such as planned facility closings, will extend into 2008 and 2009. The costs associated with these activities will be recognized in future periods as incurred, or in the case of asset utilization, over the period of remaining estimated useful life. A summary of past and estimated future charges is presented below.

				Projected
	2005	2006	2007			Total
(Dollars in millions)	Actual	Actual	Actual	2008	2009	Charges
Asset impairments	$133	$7	$—	$—	$—	$140
Cost of goods sold	20	1	—	—	—	21
Asset write-offs and accelerated depreciation	54	21	20	11	1	107
Lease obligations/Contract terminations	61	9	2	4	5	81
One-time termination benefits	11	22	19	34	15	101
Other associated costs	3	3	(1)	13	2	20

Total pre-tax charges	$282	$63	$40	$62	$23	$470

As with any estimate, the timing and amounts may change when projects are implemented. Additionally, changes in foreign currency exchange rates may impact amounts reported in U.S. dollars related to our foreign activities.
Of the total Charges, approximately $200 million either has or is expected to require cash settlement, including longer-term lease obligations that will require cash over multi-year lease terms; approximately $270 million of Charges are non-cash items.
General and Administrative Expenses

(Dollars in millions)	2007	2006	2005
General and administrative expenses	$645.7	$651.7	$666.6
% of sales	4.2%	4.3%	4.7%
General and administrative (“G&A”) expenses include Charges of approximately $15 million, $18 million and $20 million in 2007, 2006 and 2005, respectively. Additionally in 2006, we recognized a charge of approximately $16 million to resolve a wage and hour litigation in California. After considering these charges and credits, the remaining change in total G&A expenses in 2007 compared to 2006 reflects lower performance-based pay commensurate with lower operating results, partially offsetting higher professional fees and outside labor costs. The remaining change in total G&A expenses in 2006 compared to 2005 reflects the positive impacts of various cost control measures and consolidating functions.

During 2006, we decided to allocate to our Divisions only those G&A expenses that are directly or closely related to their operations. Those amounts are included in our determination of each Division’s operating profit. Other companies may charge more or less G&A expenses and other costs to their segments, and our results therefore may not be comparable to similarly titled measures used by other entities.
Gain on Sale of Building
In December 2006, in connection with a decision to move to a new, leased, global headquarters near our current headquarters facility, we sold our corporate campus and entered into a leaseback agreement until construction of our new facility is complete. The sale resulted in a gain of approximately $21 million recognized in 2006 and $15 million deferred over the leaseback period. During 2007, we recognized approximately $7 million in amortization of the deferred gain on the sale. This amortization largely offsets the rent expense during the leaseback period. We have also entered into a longer-term lease on the new facility that is expected to be available for occupancy at or about the end of 2008. For additional information on the lease of the new facility, see the “Contractual Obligations” subsection of Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Other Income and Expense

(Dollars in millions)	2007	2006	2005
Interest income	$9.4	$9.8	$22.2
Interest expense	(63.1)	(40.8)	(32.4)
Loss on extinguishment of debt	—	(5.7)	—
Miscellaneous income, net	28.7	30.6	23.6
Interest income remained relatively flat in 2007, compared to 2006. The change in 2006 compared to 2005 reflects lower average cash balances, partially offset by higher interest rates.
Interest expense increased for 2007 compared to 2006, reflecting a higher level of short-term borrowings. Our debt, including short- and long-term borrowings, net of cash and investments, at the end of 2007 was $593 million, compared to $445 million at the end of 2006. Average net debt outstanding during 2007 was approximately $553 million compared to $250 million during 2006, and this average may fluctuate in future periods with changes in working capital needs. Additionally, 2007 interest expense includes approximately $3.5 million of incremental expense recorded in connection with reconciliations of amounts due under certain borrowings that are not expected to recur. The increase in interest expense in 2006 compared to 2005 primarily results from the 2005 reduction of interest requirements following the favorable settlement of various tax claims.
The loss on extinguishment of debt in 2006 represents the $5.7 million make whole payment related to settlement of the mortgage on our corporate campus that was sold during the year.
Our net miscellaneous income consists of our earnings of joint venture investments, royalty and franchise income, gains and losses related to foreign exchange transactions, and realized gains and impairments of other investments, if any. The majority of miscellaneous income is attributable to equity in earnings from our joint venture in Mexico, Office Depot de Mexico. The change in 2007 reflects higher joint venture earnings offset by foreign currency losses.
Income Taxes

(Dollars in millions)	2007	2006	2005
Income Taxes	$63.0	$203.6	$87.7
Effective income tax rate*	14%	29%	24%

*	Income Taxes as a percentage of earnings before income taxes.
The effective income tax rate decreased 15 percentage points in 2007 compared to 2006, primarily reflecting the impact from 2007 discrete benefits and current year valuation allowance changes, as well as the impact from a shift in the mix of pretax income, reflecting a higher proportion of international earnings taxed at lower rates. Our operational tax rates before discrete items and an international law change in the fourth quarter this year was approximately 25% in 2007 and 30% in 2006. The 2007 discrete items include a benefit of approximately $10 million from the reversal of an accrual for uncertain tax position following a previously-disclosed restructuring initiative and a local jurisdiction ruling that secured certain prior year filing positions. Additionally, we implemented a separate jurisdictional restructuring that will change the amount of income recognized in those jurisdictions, resulting in the future realization of existing net operating loss carryforwards. As a result, during the third quarter of 2007, we eliminated the related valuation allowance of approximately $19 million on deferred tax assets, as well as a related $6 million impact recognized in the fourth quarter. A change in foreign country law, which was enacted during the fourth quarter of 2007, will result in realization of tax benefits from existing net operating loss carryforwards in that country and, accordingly, we eliminated the 2007 valuation allowance of approximately $9 million on deferred tax assets. Also in 2007, we recognized approximately $4 million of net tax benefits from other valuation allowance changes and book to tax return adjustments.
We currently expect our operating effective tax rate for 2008 to be about 30%. However, the effective tax rate in future periods can be affected by variability in our mix of income, the tax rates in various jurisdictions, changes in the rules related to accounting for income taxes, outcomes from tax audits that regularly are in process and our assessment of the need for accruals for uncertain tax positions, and therefore may be higher or lower than it has been over the past three years.
The effective income tax rate increased in 2006, reflecting a greater impact in the prior year from closing certain worldwide tax audits and adjusted provisions for uncertain tax positions and a shift in mix of income from higher to lower tax jurisdictions. During 2005, we also adjusted certain valuation allowances based on our current assessment of realization of the related deferred tax assets. This decrease was partially offset by additional tax expense from completing our plans to repatriate additional foreign earnings under the provisions of the American Jobs Creation Act.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
At December 29, 2007, we had approximately $223 million in cash and equivalents and another $689 million available under our revolving credit facility. We anticipate opening 75 new stores in 2008, and we expect to remodel substantially all remaining stores over the next few years. We will also continue to make supply chain network improvements.
Our primary needs for cash include working capital for operations, capital expenditures for new stores, store remodels, information technology projects and supply chain costs, and funds to service our debt obligations and make acquisitions. We continually review our financing options. Although we currently anticipate that we will fund our 2008 operations, expansion and other activities through cash on hand, funds generated from operations, property and equipment leases and funds available under our existing credit facilities, we may consider alternative financing as appropriate for market conditions.
We hold cash throughout our service areas, but we principally manage our cash through regional headquarters in North America and Europe. We may move cash between those regions from time to time through short-term transactions and have used these cash transfers at the end of fiscal quarterly periods to pay down borrowings outstanding under our credit facilities. Although such transfers and debt repayments took place at the end of 2006 and each of the first three quarters of 2007, we completed a non-taxable distribution to the U.S. in the amount of $220 million during the fourth quarter of the year, thereby permanently repatriating this cash. Additional distributions, including distributions of foreign earnings or changes in long-term arrangements could result in significant additional U.S. tax payments and income tax expense. Currently, there are no plans to change our expectation of foreign earnings reinvestment or the long-term nature of our intercompany arrangements.
In May 2007, we amended and extended our Revolving Credit Facility (the “Agreement”). The Agreement provides for multi-currency borrowings of up to $1 billion which, upon approval of the lenders, may be increased to $1.25 billion. The Agreement has a sub-limit of up to $350 million for standby and trade letters of credit issuances. Amounts may be borrowed, repaid and reborrowed through May 25, 2012. Borrowings under this Agreement will bear interest at either (a) the base rate, described in the Agreement as a fluctuating rate equal to the lead bank’s base rate, (b) the Eurodollar rate, described in the Agreement as a periodic fixed rate equal to the London Interbank Offering Rate (“LIBOR”) plus a percentage spread based on our credit rating and fixed charge coverage ratio, or (c) the rate set through a bid process. The effective interest rate on yen borrowings was 1.4625% and other borrowings was 5.275% at the end of 2007. At December 29, 2007, we had approximately $689 million of available credit under our revolving credit facility that includes coverage of $76 million from outstanding letters of credit. We had an additional $57 million of letters of credit outstanding under separate agreements.
At December 29, 2007, we had short-term borrowings of approximately $200.3 million. Of this amount, $145 million was outstanding under our revolving credit agreement. Because these borrowings were for short-term working capital purposes, they have been classified as current liabilities on the Consolidated Balance Sheet. The remaining $55.3 million of short-term borrowings were outstanding under various local currency uncommitted lines of credit for our international subsidiaries and had an effective interest rate at the end of the year of approximately 4.71%. Our access to uncommitted lines of credit, which provide for working capital related borrowings at various floating interest rates, totaled approximately $300 million at December 29, 2007.

We are in compliance with all restrictive covenants included in our debt agreements. Based on our fourth quarter results, coupled with our anticipated near-term results, we may not be able to comply with these restrictive covenants in the future and are in the process of seeking an amendment to the Agreement. Additionally, we may not be in compliance in future periods from factors such as those described under Item 1A — Risk Factors in this Form 10-K. If we do not remain in compliance with these restrictive covenants or if we do not obtain an applicable waiver from such noncompliance, we may not be able to borrow additional funds when and if it becomes necessary, we may incur higher borrowing costs and face more restrictive covenants, and the lenders could accelerate all amounts outstanding to be immediately due and payable. Acceleration of any obligation under any of our material debt instruments will permit the holders of our other material debt to accelerate their obligations. We believe an amendment to the Agreement will be obtained prior to an event of default, which will likely include additional restrictive covenants. For further discussion on these restrictive covenants, see “Item 1A — Risk Factors/Financial Covenants in Existing Credit Facility.”
We have never paid a cash dividend on our common stock. While our board of directors regularly assesses our dividend policy, there are no current plans to declare a dividend.
Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

(Dollars in millions)	2007	2006	2005
Operating activities	$411.4	$827.1	$635.9
Investing activities	(372.5)	(485.2)	(52.2)
Financing activities	7.9	(889.1)	(630.7)
Operating Activities
The changes in net cash provided by operating activities in 2007 primarily reflects a decrease in business performance of approximately $108 million as well as an increase in working capital used during the year of approximately $335 million. Working capital is influenced by a number of factors, including the aging of inventory and timing of vendor payments. The timing of payments is subject to variability during the year depending on a variety of factors, including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. Vendor payment deferrals totaled approximately $50 million at year end 2006 and $200 million at the end of 2004, but we made no such deferrals at the end of 2007 or 2005. The effect of such vendor payment deferrals at period-end on our financial statements is to report a higher accounts payable balance and lower balance of outstanding borrowings under our revolving credit facility than would otherwise appear if the vendor payments had not been deferred. For our accounting policy on cash management, see Note A of the Notes to Consolidated Financial Statements. Due to a slowdown in sales, some inventories have aged beyond payment terms, and this has resulted in a net increase in working capital. Efforts are underway to mitigate this effect in the future and accordingly, we have reduced inventory purchases and engaged in inventory clearance activities. The change in cash flows from operating activities during 2006 reflects increased contribution from the core business and positive impacts of working capital management. Operating cash flow in 2005 reflects increased business performance after considering non-cash elements of the Charges and non-cash equity compensation, offset by the reduction of vendor payment deferrals and payment of taxes. Following our adoption of FAS 123R in the third quarter of 2005, the presentation of tax benefits received from the exercise of stock options in excess of the tax benefit on their estimated fair value has changed from a component of operating activities to a component of financing activities in the statement of cash flows.
Investing Activities
We invested $461 million, $343 million and $261 million in capital expenditures during 2007, 2006 and 2005, respectively. This activity includes the opening, relocating and remodeling of retail stores in North America, as well as distribution network infrastructure costs and investments in an enterprise-wide software platform intended to streamline operations. We expect capital expenditures to total approximately $375 million in 2008 for similar activities. Included in the future capital expenditure projections is continued investment in our enterprise-wide information technology project that includes capitalized software development costs and related hardware.
Proceeds from the disposition of assets in 2007 include approximately $64 million from a sale-leaseback transaction related to a European warehouse facility and approximately $18 million from the sale of a corporate aircraft. The realized gain on the sale-leaseback transaction is being amortized over the lease term. During 2007, we also received $25 million as dividends from an equity method investment and placed $18 million of restricted cash on deposit for a transaction that closed in January 2008. Proceeds from the disposition of assets in 2006 include approximately $80 million in cash received from the sale of our corporate campus. Approximately $22 million from the sale was used to satisfy an existing mortgage and is included as a use of cash in financing activities.

During 2007, we acquired Axidata Inc., a Canada-based office products delivery company. Additionally in 2007, we funded previously accrued acquisition-related payments for former owners of entities acquired in 2006. During 2006, we acquired all or a majority ownership position in entities in North America, the Czech Republic, South Korea, and China, as well as increased our ownership position in our previous investment in Israel. For those entities that are not wholly owned, we have the right to acquire or may be required to purchase some or all of the minority interest shares at various points over the next few years. We expect to purchase additional interests from minority shareholders in 2008.
Financing Activities
The Board of Directors has authorized open market purchases of our common stock under repurchase plans that were in effect during the three years presented. Under the approved plans, we purchased 5.7 million shares in 2007 at a cost of $199.6 million; 26.4 million shares in 2006 at a cost of $970.6 million; and 29.8 million shares in 2005 at a cost of $815.2 million. At the end of 2007, $500 million remained available for additional repurchases under the most recent board approved plan. Our current plans are to repurchase shares over the next year as market conditions warrant and as cash flow allows. Proceeds from issuance of common stock under our employee related plans were $29.3 million in 2007, $101.0 million in 2006 and $175.9 million in 2005. Following the adoption of FAS 123R in the third quarter of 2005, cash from tax benefits on employee related plans that are in excess of amounts based on grant date fair value are presented as financing activities. Additionally, at the issuance of certain restricted stock awards, employees surrendered shares to the company equal to approximately $11.2 million in 2007 and $12.8 million in 2006 in exchange for our settlement of their taxes due on these shares.
Proceeds from the issuance of long- and short-term debt totaled $177.4 million, $8.5 million and $24.5 million in 2007, 2006 and 2005, respectively. The increase in 2007 was primarily driven by the decline in our operating cash flow, as we experienced higher levels of short-term borrowings to support our working capital needs.
In connection with the sale of our corporate campus in 2006, a portion of the proceeds was used to liquidate an existing mortgage on one of the facilities.
Contractual Obligations
The following table summarizes our contractual cash obligations at December 29, 2007, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

		Less than			After 5
(Dollars in millions)	Total	1 year	1-3 years	4-5 years	years
Contractual Obligations
Long-term debt obligations (1)	$646.3	$26.3	$52.7	$142.3	$425.0
Short-term borrowings and other (2)	200.3	200.3	—	—	—
Capital lease obligations (3)	208.9	16.7	28.2	23.0	141.0
Operating leases (4)	3,189.6	526.9	868.2	620.1	1,174.4
Purchase obligations (5)	66.6	64.4	2.0	0.2	—
Other liabilities (6)	14.0	7.0	7.0	—	—

Total contractual cash obligations	$4,325.7	$841.6	$958.1	$785.6	$1,740.4

(1)	Long-term debt obligations include our $400 million senior notes and borrowings under our revolving credit facility, excluding any related discount. Amounts include contractual interest payments (using the interest rate as of December 29, 2007 for the revolving credit facility). Our revolving credit facility has a scheduled maturity in May 2012; however, we may refinance this borrowing under a future credit facility. Amounts due under this facility have been classified according to the expected timing of their repayment.

(2)	Short-term borrowings consist primarily of amounts outstanding under our revolving credit facility and subsidiary lines of credit. As stated above, amounts due under our revolving credit facility have been classified according to the expected timing of their repayment.

(3)	The present value of these obligations are included on our Consolidated Balance Sheets. See Note D of the Notes to Consolidated Financial Statements for additional information about our capital lease obligations.

(4)	The operating lease obligations presented reflect future minimum lease payments due under the non-cancelable portions of our leases as of December 29, 2007. Our operating lease obligations are described in Note F of the Notes to Consolidated Financial Statements. In the table above, sublease income is distributed by period.

(5)	Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding on us that meet any of the following criteria: (1) they are non-cancelable, (2) we would incur a penalty if the agreement was cancelled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services. If the obligation is non-cancelable, the entire value of the contract is included in the table. If the obligation is cancelable, but we would incur a penalty if cancelled, the dollar amount of the penalty is included as a purchase obligation. If we can unilaterally terminate the agreement simply by providing a certain number of days notice or by paying a termination fee, we have included the amount of the termination fee or the amount that would be paid over the “notice period.” As of December 29, 2007, purchase obligations include television, radio and newspaper advertising, sports sponsorship commitments, telephone services, and software licenses and service and maintenance contracts for information technology. Contracts that can be unilaterally terminated without a penalty have not been included.

(6)	Our Consolidated Balance Sheet as of December 29, 2007 includes $576.3 million classified as “Deferred income taxes and other long-term liabilities.” This caption primarily consists of our net long-term deferred income taxes, the unfunded portion of our pension plans, deferred lease credits, and liabilities under our deferred compensation plans. These liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note E of the Notes to Consolidated Financial Statements for additional information regarding our deferred tax positions and Note G for a discussion of our employee benefit plans, including the pension plans and the deferred compensation plan. The table above includes scheduled, acquisition-related payments.
In addition to the above, we have letters of credit totaling $132.8 million outstanding at the end of the year, and we have recourse for private label credit card receivables transferred to a third party. We record an estimate for losses on these receivables in our financial statements. The total outstanding amount transferred to a third party at the end of the year was approximately $207.5 million.
We have entered into a long-term lease on a new corporate campus facility that is expected to be available for occupancy at or about the end of 2008. This lease will be accounted for as a capital lease and therefore, the present value of the lease obligation will be reflected as a component of long-term debt on our balance sheet as of the date of initial possession. This lease has a base term of 15 years with certain renewal options that at lease inception are not reasonably assured of being exercised, and the present value of the obligation is approximately $155 million.
During 2007, we executed a lease agreement on certain corporate aircraft and the scheduled lease payments are included in the operating lease payments disclosed in the table above. Additionally, the lease includes a guaranteed residual value provision that could require us to make up the shortfall, if any, between the selling price of the aircraft and the then-outstanding financing amount. The maximum amount of the residual value guarantee is approximately $61 million; however, based on current and anticipated market conditions for the related aircraft, sale proceeds are projected to be sufficient to repay the related borrowings. No residual value guarantees are included in the contractual obligations table above.
We have no other off-balance sheet arrangements other than those related to our operating lease agreements as described above.
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
Vendor arrangements — Each year we enter into purchase arrangements with our vendors. Many of those arrangements require those vendors to make payments to us or provide credits to be used against future purchases if and when certain conditions are met. We generally refer to these arrangements as “vendor programs,” and they typically fall into two broad categories, with some underlying sub-categories. The largest category is volume-based rebates. Generally, our product costs per unit decline as higher volumes of purchases are reached. Many of our vendor agreements provide that we pay higher per unit costs prior to reaching a predetermined tier, at which time the vendor rebates the per unit differential on past purchases, and also applies the lower cost to future purchases until the next milestone is reached. Current accounting rules provide that companies with a sound basis for estimating their full year purchases, and therefore the ultimate rebate level, can use that estimate to value inventory and cost of goods sold throughout the year. We believe our history of purchases with many vendors provides us with a sound basis for our estimates. If the anticipated volume of purchases is not reached, however, or if we form the belief at any given point in the year that it is not likely to be reached, cost of goods sold and the remaining inventory balances are adjusted to reflect that change in our outlook. We review sales projections and related purchases against vendor program estimates at least quarterly and adjust these balances accordingly. During 2007, we experienced a slowdown in business and began reducing our purchases. In the fourth quarter, it became apparent that we were not going to reach the anticipated full year purchase levels and reduced our vendor program recognition accordingly. The impact of this change in estimate primarily attributable to modifications of previously-anticipated purchase volume tiers was to reduce fourth quarter pretax results by approximately $30 million.

The second category of arrangements we have with our vendors is event-based programs. These arrangements can take many forms, including advertising support, special pricing offered by certain of our vendors for a limited time, payments for special placement or promotion of a product, reimbursement of costs incurred to launch a vendor’s product, and various other special programs. These payments are classified as a reduction of costs of goods sold or inventory, as appropriate for the program. Additionally, we receive payments from vendors for certain of our activities that lower the vendor’s cost to ship their product to our facilities.
While finalizing the results for the third quarter of 2007, it became known to our management that complete and accurate information about future purchase or performance conditions was not communicated to those responsible for recording certain transactions; and that under these arrangements, some vendor program funds should have been deferred into future periods in accordance with our established practices. Accordingly, we restated certain prior period financial statements as discussed above. We also took disciplinary action that included terminations of certain persons in our Merchandising Department and have implemented policies and safeguards to protect against this activity from recurring.
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
Inventory valuation — Inventories are valued at the lower of cost or market value. We monitor active inventory for excessive quantities and slow-moving items and record adjustments as necessary to lower the value if the anticipated realizable amount is below cost. We also identify merchandise that we plan to discontinue or have begun to phase out and assess the estimated recoverability of the carrying value. This includes consideration of the quantity of the merchandise, the rate of sale, and our assessment of current and projected market conditions. If necessary, we record a charge to reduce the carrying value of this merchandise to our estimate of the lower of cost or realizable amount. Additional promotional activities may be initiated and markdowns may be taken as considered appropriate until the product is sold or otherwise disposed. Estimates and judgments are required in determining what items to stock and at what level, and what items to discontinue and how to value them prior to sale.
Our accrual for obsolescence is reviewed each period and dynamically adjusted to acknowledge the composition of inventory, selling experience and our future outlook. During 2007, we evaluated and refined our techniques for estimating obsolescence related to certain product categories to better align with proceeds being realized on ultimate disposition. The resulting obsolescence accruals in the first and second quarters were lowered by approximately $6 million and $11 million, respectively, reflecting updated estimates and product dispositions. During the fourth quarter, we increased our obsolescence accrual by approximately $8 million to adjust the value of certain active inventory categories for quantities on hand that exceeded our current selling rate and for certain low margin inventory items with declining realizable values.
Intangible asset testing — Absent any circumstances that warrant testing at another time, we test for goodwill and non-amortizing intangible asset impairment as part of our year-end closing process.
Our goodwill testing consists of comparing the estimated fair values of each of our reporting units to their carrying amounts, including recorded goodwill. We estimate the fair values of each of our reporting units by discounting their projected future cash flows and compare the results to other indicators of value. Developing these future cash flow projections requires us to make significant assumptions and estimates regarding the sales, gross margin and operating expenses of our reporting units, as well as future economic conditions and the impact of planned business or operational strategies. Should future results or economic events cause a change in our projected cash flows, or should our operating plans or business model change, future determinations of fair value may not support the carrying amount of one or more of our reporting units, and the related goodwill would need to be written down to an amount considered recoverable. Any such write down would be included in operating expenses. We recognized goodwill and intangible asset impairments in 2005. While we make reasoned estimates of future performance, actual results below these expectations, or changes in business direction can result in additional impairment charges in future periods.
Closed store accruals and asset impairments — We regularly assess the performance of each retail store against historic patterns and projections of future profitability. These assessments are based on management’s estimates for sales growth, gross margin attainments, and cash flow generation. If, as a result of these evaluations, management determines that a store will not achieve certain operating performance targets, we may decide to close the store. When a store is no longer used for operating purposes, we recognize a liability for the remaining costs related to the property, reduced by an estimate of any sublease income. The calculation of this liability requires us to make assumptions and to apply judgment regarding the remaining term of the lease (including vacancy period), anticipated sublease income, and costs associated with vacating the premises. With assistance from independent third parties to assess market conditions, we periodically review these judgments and estimates and adjust the liability accordingly. We adjusted the carrying value of some of these obligations as part of the Charges. Future fluctuations in the economy and the market demand for commercial properties could result in material changes in this liability. Costs associated with facility closures are included in store and warehouse operating expenses.
In addition to the decision about whether or not to close a store, store assets are regularly reviewed for recoverability of their carrying amounts. The recoverability assessment requires judgment and estimates of a store’s future cash flows. New stores may require years to develop a customer base necessary to achieve expected cash flows and we typically do not test for impairment during this early stage. However, if in subsequent periods, it is determined that the anticipated cash flows of a store cannot support the carrying amount of the store’s assets, an impairment charge is recorded to operations as a component of store and warehouse operating and selling expenses. To the extent that management’s estimates of future performance are not realized, future assessments could result in material impairment charges. As discussed above, the Charges recorded in 2006 and 2005 include significant impairment charges.
Income taxes — Income tax accounting requires management to make estimates and apply judgments to events that will be recognized in one period under rules that apply to financial reporting and in a different period in our tax returns. In particular, judgment is required when estimating the value of future tax deductions, tax credits, and the realizability of net operating loss carryforwards (NOLs), as represented by deferred tax assets. When we believe the realization of all or a portion of a deferred tax asset is not likely, we establish a valuation allowance. Generally, changes in judgments that increase or decrease these valuation allowances impact current earnings. Decreases in valuation allowances associated with NOLs acquired in a business combination reduce goodwill, though accounting rules on this matter are scheduled to change in 2009.
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
During 2007, we recognized significant tax benefits from changes in valuation allowances, accruals for uncertain tax positions and a shift during the course of the year in the proportion of foreign pre-tax income. Our effective tax rate in future periods may be positively or negatively impacted by changes in related judgments or pre-tax operations.
SIGNIFICANT TRENDS, DEVELOPMENTS AND UNCERTAINTIES
Competitive Factors — Over the years, we have seen continued development and growth of competitors in all segments of our business. In particular, mass merchandisers and warehouse clubs, as well as grocery and drugstore chains, have increased their assortment of home office merchandise, attracting additional back-to-school customers and year-round casual shoppers. Warehouse clubs have added to their in-store assortment by adding catalogs and websites from which a much broader assortment of products may be ordered. We also face competition from other office supply superstores that compete directly with us in numerous markets. This competition is likely to result in increased competitive pressures on pricing, product selection and services provided. Many of these retail competitors, including discounters, warehouse clubs, and drug stores and grocery chains, carry basic office supply products. Some of them also have begun to feature technology products. Many of them may price certain of these offerings lower than we do, but they have not shown an indication of greatly expanding their somewhat limited product offerings at this time. This trend towards a proliferation of retailers offering a limited assortment of office products is a potentially serious trend in our industry.
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
Economic Factors — Our customers in the North American Retail Division and many of our customers in the North American Business Solutions Division are predominantly small and home office businesses. Accordingly, these customers may curtail their spending in reaction to macroeconomic conditions, such as changes in the housing market and higher fuel costs, higher credit costs, credit availability, possible recession and other factors. The U.S. economy has experienced softness throughout 2007, negatively impacting our sales and profits.
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
Interest Rate Risk
We are exposed to the impact of interest rate changes on cash equivalents and debt obligations. The impact on cash and short-term investments held at the end of 2007 from a hypothetical 10% decrease in interest rates would be a decrease in interest income of less than $1 million.
Market risk associated with our debt portfolio is summarized below:

	2007			2006
		Fair	Risk		Fair	Risk
(Dollars in thousands)	Carrying Value	Value	Sensitivity	Carrying Value	Value	Sensitivity
$400 million senior notes	$400,384	$415,840	$9,960	$400,489	$410,360	$11,200
Revolving Credit Facility	$235,420	$235,420	$1,177	$64,361	$64,361	$321
The risk sensitivity of fixed rate debt reflects the estimated increase in fair value from a 50 basis point decrease in interest rates, calculated on a discounted cash flow basis. The sensitivity of variable rate debt reflects the possible increase in interest expense during the next period from a 50 basis point change in interest rates prevailing at year-end.
Foreign Exchange Rate Risk
We conduct business in various countries outside the United States where the functional currency of the country is not the U.S. dollar. Our expansion in Europe in recent years increased our operations in countries with Euro and British pound functional currencies. We continue to assess our exposure to foreign currency fluctuation against the U.S. dollar. As of December 29, 2007, a 10% change in the applicable foreign exchange rates would result in an increase or decrease in our operating profit of approximately $18 million.
Although operations generally are conducted in the relevant local currency, we also are subject to foreign exchange transaction exposure when our subsidiaries transact business in a currency other than their own functional currency. This exposure arises primarily from a limited amount of inventory purchases in a foreign currency. The notional amount of foreign exchange forward contracts to hedge certain inventory exposures were $92 million at their highest point during 2007. Also, from time-to-time we enter into foreign exchange forward transaction to protect against possible changes in exchange rates related to scheduled or anticipated cash movements among our operating entities.
Generally, we evaluate the performance of our international businesses by focusing on the “local currency” results of the business, and not with regard to the translation into U.S. dollars, as the latter is impacted by external events.

INFLATION AND SEASONALITY
Although we cannot determine the precise effects of inflation on our business, we do not believe inflation has had a material impact on our sales or the results of our operations. We consider our business to be only somewhat seasonal, with sales lower during the second quarter. Certain working capital components may build and recede during the year reflecting established selling cycles, but we do not consider our operations to be highly-seasonal. Additionally, business cycles can impact our operations and financial position when compared to other periods.
NEW ACCOUNTING STANDARDS
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In November 2007, the FASB provided a one year deferral for the implementation of FAS 157 for other nonfinancial assets and liabilities. We do not anticipate that adoption of FAS 157 will have a material impact on our financial condition, results of operations or cash flows.
In September 2006, the FASB also issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”). This Standard prescribes two phases of implementation. In the first phase, which we adopted in 2006, deferred pension gains and losses are reflected in accumulated other comprehensive income. The second phase of FAS 158 requires that the valuation date of plan accounts be as of the end of the fiscal year, with that change required to be implemented by fiscal years ending after December 15, 2008. We will change the valuation date relating to our foreign plan, and do not anticipate that this change will have a material impact on our financial condition, results of operations or cash flows.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This Standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. FAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. We do not anticipate that adoption of FAS 159 will have a material impact on our financial condition, results of operations or cash flows.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (R), Business Combinations (“FAS 141R”). This Standard retains the fundamental acquisition method of accounting established in Statement 141; however, among other things, FAS 141R requires recognition of assets and liabilities of noncontrolling interests acquired, fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, recognition of the fair value of contingencies, and adjustments to income tax expense for changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination. The Standard is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively. We have not yet completed our assessment of what impact FAS 141R will have on our financial condition, results of operations or cash flows.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Standard changes the way consolidated net income is presented, requiring consolidated net income to report amounts attributable to both the parent and the noncontrolling interest but earnings per share will be based on amounts attributable to the parent. It also establishes protocol for recognizing certain ownership changes as equity transactions or gain or loss and requires presentation of noncontrolling ownership interest as a component of consolidated equity. The Standard is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively. We have not yet completed our assessment of what impact FAS 160 will have on our financial condition, results of operations or cash flows.
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
Forward-looking information involves future risks and uncertainties. Much of the information in this report that looks towards future performance of our company is based on various factors and important assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements in this Report. Significant factors that could impact our future results are provided in Item 1A. Risk Factors included in our 2007 Annual Report on Form 10-K. Other risk factors are incorporated into the text of our MD&A, which should itself be considered a statement of future risks and uncertainties, as well as management’s view of our businesses.
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
Item 8. Financial Statements and Supplementary Data.
See Item 15(a) in Part IV.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Disclosure controls and procedures are the company’s controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be in this report is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the possible controls and procedures.
Our management has evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the company’s disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
(a)	Management’s Report on Internal Control Over Financial Reporting

See Item 15(a)1 in Part IV.

(b)	Report of the Independent Registered Public Accounting Firm

See Item 15(a)1 in Part IV.

(c)	Changes in Internal Controls
During the fourth quarter of fiscal year 2007, we identified a material weakness that existed prior to the quarter ended September 29, 2007 and engaged in a review of our internal control over financial reporting as described below. Based on that review, our management believes that, during the fourth quarter of fiscal year 2007 there were changes in our internal control over financial reporting, as described below, that have materially affected, or are reasonably likely to materially affect, those controls.
Remediation of Previously Reported Material Weakness
During the quarter ended September 29, 2007, we identified a material weakness that affected our internal control over financial reporting. The material weakness was identified as a result of an internal investigation, which arose from a whistleblower complaint. The preliminary results of this investigation were brought to the attention of the Audit Committee who engaged counsel and commenced an independent investigation of the matter. The investigation revealed that certain types of vendor arrangements were not recognized as a reduction to cost of goods sold in the correct fiscal period. This material weakness resulted from deficiencies in the design of internal controls related to ensuring that complete and accurate documentation is provided to individuals responsible for the proper recognition of vendor program funds.
Since identifying this weakness, we have developed and successfully implemented a remediation plan to address this material weakness. Management has taken the following actions to improve the internal controls over financial reporting:
•	Certain employees including senior management within our merchandising department were terminated.

•	A new control was developed and implemented whereby all merchants and their supervisors are required to certify that they have no awareness of any agreements with vendors outside of those for which documentation has been provided to individuals responsible for determining the proper recognition of vendor program funds.

•	Additional training was provided to members of the merchandising department on our Code of Ethical Behavior, the integrity of financial reporting and internal controls over financial reporting.

•	Completed transaction–specific questionnaires addressing relevant accounting matters relating to substantially all transactions for the period. Results were reviewed for appropriate accounting treatment.

•	A post transaction audit process has been implemented and was performed on all vendor program transactions of the type that gave rise to the accounting error to ensure that the reduction in cost of goods sold occurred in the correct fiscal period. A similar process will be used in future periods.
Item 9B. Other Information.
Effective February 25, 2008, Office Depot, Inc. (the “Company”) entered into a Change in Control Agreement with Daisy Vanderlinde, the Company’s Executive Vice President of Human Resources (the “Agreement”). With the exception of Ms. Vanderlinde and Ms. McKay, each of the Company’s other executive officers had change in control protections in agreements with the Company. The Compensation Committee of the Company’s Board of Directors determined that it was therefore necessary to enter into the Agreement with Ms. Vanderlinde in order to provide consistency in the treatment of the Company’s executive officers.
The Agreement provides that the Company will employ the executive for a period of one year from the date on which a Change in Control (as defined below) has occurred (the “Employment Period”). During the Employment Period, the executive shall receive a base salary, calculated by multiplying twelve times the highest monthly base salary earned by the executive during her employment, and car allowance paid or payable to the executive in an amount equal to the allowance paid during the twelve-month period immediately preceding the month in which the Change in Control occurs. The executive will also be awarded an annual bonus equal to no less than the executive’s highest bonus earned during her employment. During the Employment Period, the executive shall also be eligible to participate in the Company’s incentive plans, savings plans and welfare benefit plans.
The following conditions constitute a “Change in Control” under the Agreement:
•	the acquisition by an individual, entity or group of 20% or more of either (i) the Company’s then-outstanding common stock or (ii) the combined voting power of the Company’s then-outstanding voting securities; or

•	the directors as of the date of the agreement, cease to constitute at least a majority of the Board; or

•	consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (the “Business Combination”). However, a change in control is not triggered if following the Business Combination (i) the Company’s then-existing shareholders continue to hold more than 80% of the common stock and of the combined voting power of the new corporation, (ii) no one directly or indirectly owns 20% or more of the then-outstanding common stock or of the combined voting power of the new corporation except to the extent that such ownership existed prior to the business combination, and (iii) at least a majority of the new corporation’s directors were members of the Board at the time of the execution of the initial agreement providing for such business combination; or

•	complete liquidation or dissolution of the Company as approved by the Company’s shareholders.

The Agreement provides for payments to the executive in the event the executive is terminated during the Employment Period for “cause” (as defined in the Agreement) or in the event of death, disability or resignation for “good reason” (as defined in the Agreement). In the event that the executive is terminated other than for cause, the executive is entitled to receive her base salary through the date of termination and a pro-rata portion of the greater of (i) the annual bonus paid or payable for the most recently completed fiscal year during the Employment Period or (ii) the highest annual bonus earned for the last three full fiscal years prior to the Change in Control (the greater amount of (i) and (ii) being referred to as the “Highest Annual Bonus”). In addition, the executive will also receive a lump sum payment equal to two times the sum of (i) their annual base salary and (ii) the Highest Annual Bonus. The executive will receive the same payments in the event of the executive’s death or disability during the Employment Period. The Agreement further provides that if, during the Employment Period, the Company terminates the executive’s employment for cause or, if the executive exercises their right to terminate their employment without good reason, then the executive is entitled to receive their base salary through the date of termination.
On February 25, 2008 the Company amended the definition of a “change in control” in the Employment Agreement of the Company’s Chief Executive Officer and in the Change in Control Agreements of the Company’s President, North American Retail Division and President, International Division (collectively the “Amended Agreements”). The definition of change in control in the Amended Agreements was amended to make the definition of change in control consistent in all agreements.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information concerning our executive officers is set forth in Item 1 of this Form 10-K under the caption “Executive Officers of the Registrant.”
Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for our 2008 Annual Meeting of Shareholders.
Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the Proxy Statement for our 2008 Annual Meeting of Shareholders.
Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the Proxy Statement for our 2008 Annual Meeting of Shareholders.
We have adopted a Code of Ethical Behavior in compliance with applicable rules of the SEC that applies to its principal executive officer, its principal financial officer, and its principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethical Behavior is available free of charge on the “Investor Relations” section of our web site at www.offficedepot.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethical Behavior by posting such information on our web site at the address and location specified above.
Item 11. Executive Compensation.
Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for our 2008 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for our 2008 Annual Meeting of Shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information regarding compensation plans under which Office Depot equity securities are authorized for issuance as of December 29, 2007:

	Number of securities to be	Weighted-average	Number of securities remaining
	issued upon exercise of	exercise price of	available for future issuance
	outstanding options,	outstanding options,	under equity compensation
	warrants, and rights	warrants and rights	plans
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders:

Long-Term Equity Incentive Plan (including the Long-Term Incentive Stock Plan) (1)	13,594,302	$23.86	24,546,954
Employee Stock Purchase Plan (ESPP) (2)	Not Applicable	Not Applicable	Not Applicable
Retirement Savings Plans	Not Applicable	Not Applicable	Not Applicable

Equity compensation plans not approved by security holders:

None	—	Not Applicable	—

Total	13,594,302	$23.86	25,546,954

(1)	Outstanding options under the Long-Term Incentive Stock Plan are satisfied with available securities from the Long-Term Equity Incentive Plan.

(2)	Share needs associated with this plan are satisfied through open market purchases.
For a description of the equity compensation plans above, see Note G — Employee Benefit Plans included under the heading “Notes to Consolidated Financial Statements.”
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information with respect to such contractual relationships is incorporated herein by reference to the information in the Proxy Statement for our 2008 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services.
Information with respect to principal accounting fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for our 2008 Annual Meeting of Shareholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a) The following documents are filed as a part of this report:
          1.     The financial statements listed in “Index to Financial Statements.”
          2.     The financial statement schedules listed in “Index to Financial Statement Schedule.”
          3.     The exhibits listed in the “Index to Exhibits.”

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of February 2008.

OFFICE DEPOT, INC.
By	/s/ STEVE ODLAND
Steve Odland
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 26, 2008.

Signature	Capacity

/s/ STEVE ODLAND	Chief Executive Officer (Principal Executive
Steve Odland	Officer) and Chairman, Board of Directors

/s/ PATRICIA McKAY	Executive Vice President and Chief Financial
Patricia McKay	Officer (Principal Financial Officer)

/s/ JENNIFER MOLINE	Senior Vice President and Controller (Principal
Jennifer Moline	Accounting Officer)

/s/ LEE A. AULT, III	Director
Lee A. Ault, III

/s/ NEIL R. AUSTRIAN	Director
Neil R. Austrian

/s/ DAVID W. BERNAUER	Director
David W. Bernauer

/s/ ABELARDO E. BRU	Director
Abelardo E. Bru

/s/ MARSHA JOHNSON EVANS	Director
Marsha Johnson Evans

/s/ DAVID I. FUENTE	Director
David I. Fuente

/s/ BRENDA J. GAINES	Director
Brenda J. Gaines

/s/ MYRA M. HART	Director
Myra M. Hart

/s/ W. SCOTT HEDRICK	Director
W. Scott Hedrick

/s/ KATHLEEN MASON	Director
Kathleen Mason

/s/ MICHAEL J. MYERS	Director
Michael J. Myers

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
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 29, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.
Based on our assessment, management believes that, as of December 29, 2007, the company’s internal control over financial reporting is effective.
The company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on the effectiveness of the company’s internal control over financial reporting. Their report appears on the following page.

/s/ STEVE ODLAND
Steve Odland
Chairman, Board of Directors and
Chief Executive Officer

/s/ PATRICIA McKAY
Patricia McKay
Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Office Depot, Inc.:
We have audited the internal control over financial reporting of Office Depot, Inc. and subsidiaries (the “Company”) as of December 29, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 29, 2007 of the Company and our report dated February 24, 2008 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Fort Lauderdale, Florida
February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Office Depot, Inc.:
We have audited the accompanying consolidated balance sheets of Office Depot, Inc. and subsidiaries (the “Company”) as of December 29, 2007 and December 30, 2006 and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Office Depot, Inc. and subsidiaries at December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion in the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Fort Lauderdale, Florida
February 25, 2008

OFFICE DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 29,	December 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$222,954	$173,552
Receivables, net of allowances of $46,316 in 2007 and $32,581 in 2006	1,511,681	1,480,316
Inventories	1,717,662	1,539,685
Deferred income taxes	120,162	131,977
Prepaid expenses and other current assets	143,255	116,931

Total current assets	3,715,714	3,442,461
Property and equipment, net	1,588,958	1,424,967
Goodwill	1,282,457	1,198,886
Other intangible assets	107,987	114,289
Other assets	561,424	376,835

Total assets	$7,256,540	$6,557,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,591,154	$1,561,784
Accrued expenses and other current liabilities	1,170,775	1,224,565
Income taxes payable	3,491	135,448
Short-term borrowings and current maturities of long-term debt	207,996	48,130

Total current liabilities	2,973,416	2,969,927
Deferred income taxes and other long-term liabilities	576,254	403,289
Long-term debt, net of current maturities	607,462	570,752
Minority interest	15,564	16,023
Commitments and contingencies
Stockholders’ equity:
Common stock — authorized 800,000,000 shares of $.01 par value; issued and outstanding shares — 428,777,625 in 2007 and 426,177,619 in 2006	4,288	4,262
Additional paid-in capital	1,784,184	1,700,976
Accumulated other comprehensive income	495,916	295,253
Retained earnings	3,783,805	3,370,538
Treasury stock, at cost — 155,819,358 shares in 2007 and 149,778,235 shares in 2006	(2,984,349)	(2,773,582)

Total stockholders’ equity	3,083,844	2,597,447

Total liabilities and stockholders’ equity	$7,256,540	$6,557,438

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

	2007	2006	2005
Sales	$15,527,537	$15,010,781	$14,278,944
Cost of goods sold and occupancy costs	11,024,639	10,363,437	9,886,921

Gross profit	4,502,898	4,647,344	4,392,023

Store and warehouse operating and selling expenses	3,381,129	3,296,443	3,243,935
Asset impairments	—	7,450	133,483
General and administrative expenses	645,661	651,696	666,563
Gain and amortization of deferred gain on sale of building	(7,493)	(21,432)	—

Operating profit	483,601	713,187	348,042

Other income (expense):
Interest income	9,440	9,828	22,204
Interest expense	(63,080)	(40,830)	(32,380)
Loss on extinguishment of debt	—	(5,715)	—
Miscellaneous income, net	28,672	30,565	23,649

Earnings before income taxes	458,633	707,035	361,515
Income taxes	63,018	203,564	87,723

Net earnings	$395,615	$503,471	$273,792

Net earnings per share:
Basic	$1.45	$1.79	$0.88
Diluted	1.43	1.75	0.87

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

				Unamortized	Accumulated
	Common	Common	Additional	Value of Long-	Other	Compre-
	Stock	Stock	Paid-in	Term Incentive	Comprehensive	hensive	Retained	Treasury
	Shares	Amount	Capital	Stock Grant	Income (Loss)	Income	Earnings	Stock
Balance at December 25, 2004	404,925,515	$4,049	$1,257,619	$(2,125)	$339,708		$2,593,275	$(969,478)
Comprehensive income:
Net earnings						$273,792	273,792
Foreign currency translation adjustment					(197,273)	(197,273)
Amortization of gain on hedge					(1,690)	(1,065)

Comprehensive income						$75,454

Acquisition of treasury stock								(815,236)
Adoption of FAS123R			(2,125)	2,125
Grant of long-term incentive stock	3,676,229	37	(37)					988
Cancellation of long-term incentive stock	(19,167)
Forfeiture of restricted stock			4,491					(4,491)
Exercise of stock options (including income tax benefits and withholding)	11,118,091	111	206,559					(1,984)
Issuance of stock under employee stock purchase plans	112,003	1	969
Direct Stock Purchase Plans			57					39
Amortization of long-term incentive stock grant			49,840

Balance at December 31, 2005	419,812,671	4,198	1,517,373	—	140,745		2,867,067	(1,790,162)
Comprehensive income:
Net earnings						503,471	503,471
Foreign currency translation adjustment					162,222	162,222
Amortization of gain on hedge					(1,659)	(1,659)

Comprehensive income						$664,034

Deferred pension loss —adoption of FAS 158					(6,055)

Acquisition of treasury stock								(983,436)
Grant of long-term incentive stock	287,930	3	(3)
Forfeiture of restricted stock			2					(2)
Exercise of stock options (including income tax benefits and withholding)	5,973,420	60	141,892
Issuance of stock under employee stock purchase plans	103,598	1	2,064
Direct Stock Purchase Plans			51					18
Amortization of long-term incentive stock grant			39,597

Balance at December 30, 2006	426,177,619	4,262	1,700,976	$—	295,253		3,370,538	(2,773,582)
Comprehensive income:
Net earnings						395,615	395,615
Foreign currency translation adjustment					179,130	179,130
Deferred pension gain					23,192	23,192
Amortization of gain on hedge					(1,659)	(1,659)
Comprehensive income						$596,278

Adoption of FIN 48							17,652

Acquisition of treasury stock								(210,793)
Grant of long-term incentive stock	765,754	8	(8)
Forfeiture of restricted stock	(87,861)	(1)	1
Exercise of stock options (including income tax benefits and withholding)	1,849,657	18	43,909
Issuance of stock under employee stock purchase plans	72,456	1	1,515
Direct Stock Purchase Plans			46					26
Amortization of long-term incentive stock grant			37,745

Balance at December 29, 2007	428,777,625	$4,288	$1,784,184	$—	$495,916		$3,783,805	$(2,984,349)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net earnings	$395,615	$503,471	$273,792
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	281,383	279,005	268,098
Charges for losses on inventories and receivables	109,798	85,610	92,136
Net earnings from equity method investments	(34,825)	(27,125)	(23,394)
Compensation expense for share-based payments	37,738	39,889	49,328
Deferred income tax provision	(1,022)	(15,847)	(109,946)
Gain on disposition of assets	(25,190)	(23,948)	(7,947)
Facility closure costs and impairment charges	—	—	47,166
Asset impairments	—	7,450	133,483
Other operating activities	2,927	(1,704)	10,563
Changes in assets and liabilities:
Decrease (increase) in receivables	25,909	(128,558)	4,397
Increase in inventories	(191,685)	(155,955)	(49,096)
Net (increase) decrease in prepaid expenses and other assets	(12,342)	(23,212)	24,605
Net (decrease) increase in accounts payable, accrued expenses and other long-term liabilities	(176,921)	287,999	(77,315)

Total adjustments	15,770	323,604	362,078

Net cash provided by operating activities	411,385	827,075	635,870

Cash flows from investing activities:
Purchases of short-term investments	—	(961,450)	(2,037,015)
Sales of short-term investments	—	961,650	2,196,962
Acquisitions, net of cash acquired, and related payments	(48,036)	(248,319)	—
Capital expenditures	(460,571)	(343,415)	(260,773)
Proceeds from disposition of assets and other	129,182	106,381	48,629
Dividends received	25,000	—	—
Restricted cash for pending transaction	(18,100)	—	—

Net cash used in investing activities	(372,525)	(485,153)	(52,197)

Cash flows from financing activities:
Net proceeds from exercise of stock options and sale of stock under employee stock purchase plans	29,332	101,034	175,898
Tax benefit from employee share-based exercises	18,266	43,355	23,024
Acquisition of treasury stock under approved repurchase plans	(199,592)	(970,640)	(815,236)
Treasury stock additions from employee related plans	(11,201)	(12,796)	—
Proceeds from issuance of borrowings	177,413	8,494	24,490
Payments on long- and short-term borrowings	(6,292)	(58,545)	(38,901)

Net cash provided by (used in) financing activities	7,926	(889,098)	(630,725)

Effect of exchange rate changes on cash and cash equivalents	2,616	17,531	(43,478)

Net increase (decrease) in cash and cash equivalents	49,402	(529,645)	(90,530)
Cash and cash equivalents at beginning of period	173,552	703,197	793,727

Cash and cash equivalents at end of period	$222,954	$173,552	$703,197

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business: Office Depot, Inc. (“Office Depot”) is a global supplier of office products and services under the Office Depot® brand and other proprietary brand names. We sell to customers in 43 countries throughout North America, Europe, Asia and Latin America either through wholly-owned entities, majority-owned entities or other ventures covering 35 countries, and through alliances in an additional 8 countries.
Basis of Presentation: The consolidated financial statements of Office Depot and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany transactions have been eliminated in consolidation. During 2006, we acquired majority, but not complete, ownership in entities in South Korea and China and increased our investment to a controlling position in an entity in Israel. Those entities have been consolidated since the date of acquisition with minority interest presented for the portion we do not own. We also participate in a joint venture selling office products and services in Mexico and Central America that is accounted for using the equity method with their results presented in miscellaneous income, net in the Consolidated Statements of Earnings. See Note N for information on our investment in Mexico.
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
Foreign Currency: Assets and liabilities of international operations are translated into U.S. dollars using the exchange rate at the balance sheet date. Revenues and expenses are translated at average monthly exchange rates. Translation adjustments resulting from this process are recorded in stockholders’ equity as a component of accumulated other comprehensive income.
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
Cash Equivalents: All short-term highly liquid securities with maturities of three months or less from the date of acquisition are classified as cash equivalents. Approximately $18 million of restricted cash held on deposit for a January 2008 transaction is included in other current assets at December 29, 2007.
Cash Management: Our cash management process generally utilizes zero balance accounts which provide for the reimbursement of the related disbursement accounts on a daily basis. Accounts payable as of December 29, 2007 and December 30, 2006 included $127 million and $97 million, respectively, of disbursements not yet presented for payment drawn in excess of our book deposit balances where offset provisions exist. We borrow on a cost effective basis during the quarter, which may result in higher levels of borrowings and invested cash within the period. At the end of the quarter, cash may be used to minimize borrowings outstanding at the balance sheet date.
Short-term Investments: We held no short-term investments at December 29, 2007 or December 30, 2006. When held, investments in debt and auction rate securities were classified as available-for-sale and reported at fair market value, based on quoted market prices using the specific identification method.
Receivables: Trade receivables, net, totaled $1,039.9 million and $971.0 million at December 29, 2007 and December 30, 2006, respectively. An allowance for doubtful accounts has been recorded to reduce receivables to an amount expected to be collectible from customers. The allowance recorded at December 29, 2007 and December 30, 2006 was $46.3 million and $32.6 million, respectively. Receivables generated through a private label credit card program are transferred to financial services companies, a portion of which have recourse to Office Depot. The estimated fair value liability associated with risk of loss is included in accrued expenses.
Our exposure to credit risk associated with trade receivables is limited by having a large customer base that extends across many different industries and geographic regions. However, receivables may be adversely affected by an economic slowdown in the U.S. or internationally. No single customer accounted for more than 5% of our total sales in 2007, 2006 or 2005.
Other receivables are $471.8 million and $509.3 million as of December 29, 2007 and December 30, 2006, respectively, of which $378.2 million and $459.4 million are amounts due from vendors under purchase rebate, cooperative advertising and various other marketing programs. These vendor receivables are net of collection allowances of $22.1 million and $20.2 million at December 29, 2007 and December 30, 2006, respectively.

Inventories: Inventories are stated at the lower of cost or market value. In-bound freight is included as a cost of inventories. Also, certain vendor allowances that are related to inventory purchases are considered to reduce the product cost. The weighted average method is used to determine the cost of a majority of our inventory and the first-in-first-out method is used for inventory held within our international operations.
Income Taxes: Income tax expense is recognized at applicable U.S. or international tax rates. Certain revenue and expense items may be recognized in one period for financial statement purposes and in a different period’s income tax return. The tax effects of such differences are reported as deferred income taxes.
U.S. income taxes have not been provided on the remaining undistributed earnings of foreign subsidiaries, which were approximately $1,564.2 million as of December 29, 2007. We have reinvested such earnings overseas in foreign operations indefinitely and expect that future earnings will also be reinvested overseas indefinitely.
Property and Equipment: Property and equipment additions are recorded at cost. Depreciation and amortization is recognized over their estimated useful lives using the straight-line method. The useful lives of depreciable assets are estimated to be 15-30 years for buildings and 3-10 years for furniture, fixtures and equipment. Computer software is amortized over three years for common office applications, five years for larger business applications and 7-10 years for certain enterprise-wide systems. Leasehold improvements are amortized over the shorter of the estimated economic lives of the improvements or the terms of the underlying leases, including renewal options considered reasonably assured at inception of the leases.
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
We amortize the cost of other intangible assets over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are reviewed at least annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. Unless conditions warrant earlier action, intangible assets with indefinite lives are tested annually for impairment during the fourth quarter and written down to fair value as required. During 2005, an impairment charge of approximately $9.5 million was recorded following a change in the estimated useful life of a trade name; the charge is included in asset impairment in the Consolidated Statements of Earnings. See Note L for information related to goodwill and intangible asset impairment charges recognized in 2005.
Impairment of Long-Lived Assets: Long-lived assets are reviewed for possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is assessed at the location level, considering the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized based on the estimated fair value of the asset less its carrying value and any costs of disposition. Impairment losses of $3.3 million, $2.3 million and $3.4 million were recognized in 2007, 2006 and 2005, respectively, relating to certain under-performing retail stores. Additionally, see Note L for discussion of material asset impairment charges recognized in 2005 and additional charges recognized in 2006.
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
Accruals for facility closure costs are based on the future commitments under contracts, adjusted for anticipated sublease and termination benefits. During 2005, we recorded a charge of $23.2 million relating to leases on retail stores closed as part of a company-wide business review and an additional charge of $28.4 million to terminate certain existing commitments and to adjust the remaining commitments to current market values. During 2006, we recognized a $4 million charge based on our planned transfer to an unrelated third party of risks associated with disposition activities for additional properties. See Note L for related information. The accrued balance relating to our future commitments under operating leases for our closed stores was $36.3 million and $49.8 million at December 29, 2007 and December 30, 2006, respectively.

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
Interest Rate Swaps and Foreign Currency Contracts: The fair values of our interest rate swaps and foreign currency contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current interest and exchange rates. There were no interest rate swap agreements in place at the end of 2007.
There were no significant differences between the carrying values and fair values of the financial instruments as of December 29, 2007 and December 30, 2006, except as disclosed below:

	2007		2006
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value
$400 million senior notes	$400,384	$415,840	$400,489	$410,360
Accounting for Stock-Based Compensation: During the third quarter of 2005, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123R”) using the modified prospective method.
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
Had compensation cost for awards under our stock-based compensation plans been determined using the fair value method prescribed by Statement of Financial Accounting Standards (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended, we would have recognized additional compensation expense. The previously-disclosed pro forma effects are presented below. The pro forma amounts for 2005 reflect the impact for the first six months of the year, prior to the adoption of FAS123R.

(In thousands, except per share amounts)	2005
Net earnings:
As reported	$273,792
Pro forma	270,557
Basic earnings per share:
As reported	$0.88
Pro forma	0.87
Diluted earnings per share:
As reported	$0.87
Pro forma	0.86
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

Accrued Expenses: Included in accrued expenses and other current liabilities in our Consolidated Balance Sheets are accrued payroll-related amounts of approximately $187 million and $250 million at December 29, 2007 and December 30, 2006, respectively.
Revenue Recognition: Revenue is recognized at the point of sale for retail transactions and at the time of successful delivery for contract, catalog and internet sales. Sales taxes collected are not included in reported sales. We use judgment in estimating sales returns, considering numerous factors such as current overall and industry-specific economic conditions and historical sales return rates. Although we consider our sales return accruals to be adequate and proper, changes in historical customer patterns could require adjustments to the provision for returns. We also record reductions to our revenues for customer programs and incentive offerings including special pricing agreements, certain promotions and other volume-based incentives. Revenue from sales of extended warranty service plans is either recognized at the point of sale or over the warranty period, depending on the determination of legal obligor status. All performance obligations and risk of loss associated with such contracts are transferred to an unrelated third-party administrator at the time the contracts are sold. Costs associated with these contracts are recognized in the same period as the related revenue.
Shipping and Handling Fees and Costs: Income generated from shipping and handling fees is classified as revenues for all periods presented. Freight costs incurred to bring merchandise to stores and warehouses are included as a component of inventory and costs of goods sold. Freight costs incurred to ship merchandise to customers are recorded as a component of store and warehouse operating and selling expenses. Shipping costs, combined with warehouse handling costs, totaled $963.7 million in 2007, $920.9 million in 2006 and $905.6 million in 2005.
Advertising: Advertising costs are charged either to expense when incurred or, in the case of direct marketing advertising, capitalized and amortized in proportion to the related revenues over the estimated life of the material, which range from several months to up to one year.
Advertising expense recognized was $564.9 million in 2007, $575.3 million in 2006 and $549.6 million in 2005. Prepaid advertising costs were $27.9 million as of December 29, 2007 and $25.0 million as of December 30, 2006.
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
Comprehensive Income: Comprehensive income represents the change in stockholders’ equity from transactions and other events and circumstances arising from non-stockholder sources. Comprehensive income consists of net earnings, foreign currency translation adjustments, realized or unrealized gains (losses) on investment securities that are available-for-sale, deferred pension gains and losses and elements of qualifying cash flow hedges, net of applicable income taxes. As of December 29, 2007, our Consolidated Balance Sheet reflected accumulated other comprehensive income in the amount of $495.9 million, which consisted of $469.4 million in foreign currency translation adjustments, $9.4 million in unamortized gain on hedge and $17.1 million in deferred pension gain.
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
Vendor Arrangements: We enter into arrangements with substantially all of our significant vendors that provide for some form of consideration to be received from the vendors. Arrangements vary, but generally specify volume rebate thresholds, advertising support levels, as well as terms for payment and other administrative matters. The volume-based rebates, supported by a vendor agreement, are estimated throughout the year and reduce the cost of inventory and cost of goods sold during the year. This estimate is regularly monitored and adjusted for current or anticipated changes in purchase levels and for sales activity. Other promotional consideration received is event-based or represents general support and is recognized as a reduction of cost of goods sold or inventory, as appropriate based on the type of promotion and the agreement with the vendor.

New Accounting Standards: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In November 2007, the FASB provided a one year deferral for the implementation of FAS 157 for other nonfinancial assets and liabilities. We do not anticipate that adoption of FAS 157 will have a material impact on our financial condition, results of operations or cash flows.
In September 2006, the FASB also issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”). This Standard prescribes two phases of implementation. In the first phase, which we adopted in 2006, deferred pension gains and losses are reflected in accumulated other comprehensive income. The second phase of FAS 158 requires that the valuation date of plan accounts be as of the end of the fiscal year, with that change required to be implemented by fiscal years ending after December 15, 2008. We will change the valuation date relating to our foreign plan and do not anticipate that this change will have a material impact on our financial condition, results of operations or cash flows.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This Standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. FAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. We do not anticipate that adoption of FAS 159 will have a material impact on our financial condition, results of operations or cash flows.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (R), Business Combinations (“FAS 141R”). This Standard retains the fundamental acquisition method of accounting established in Statement 141; however, among other things, FAS 141R requires recognition of assets and liabilities of noncontrolling interests acquired, fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, recognition of the fair value of contingencies, and adjustments to income tax expense for changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination. The Standard is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively. We have not yet completed our assessment of the impact FAS 141R will have on our financial condition, results of operations or cash flows.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Standard changes the way consolidated net income is presented, requiring consolidated net income to report amounts attributable to both the parent and the noncontrolling interest but earnings per share will be based on amounts attributable to the parent. It also establishes protocol for recognizing certain ownership changes as equity transactions or gain or loss and requires presentation of noncontrolling ownership interest as a component of consolidated equity. The Standard is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively. We have not yet completed our assessment of the impact FAS 160 will have on our financial condition, results of operations or cash flows.
NOTE B — PROPERTY AND EQUIPMENT
Property and equipment consisted of:

	December 29,	December 30,
(Dollars in thousands)	2007	2006
Land	$97,300	$101,442
Buildings	308,860	297,438
Leasehold improvements	1,212,749	1,014,814
Furniture, fixtures and equipment	1,671,812	1,513,137

	3,290,721	2,926,831
Less accumulated depreciation	(1,701,763)	(1,501,864)

Total	$1,588,958	$1,424,967

Depreciation expense was $266.7 million, $265.6 million and $252.3 million in 2007, 2006 and 2005, respectively. The amounts for 2007 and 2006 include accelerated depreciation related to the Charges discussed in Note L.

The above table of property and equipment includes assets held under capital leases as follows:

	December 29,	December 30,
(Dollars in thousands)	2007	2006
Buildings	$126,994	$112,544
Furniture, fixtures and equipment	31,430	29,560

	158,424	142,104
Less accumulated depreciation	(47,605)	(38,141)

Total	$110,819	$103,963

NOTE C — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The components of goodwill by segment are listed below:

		North
	North	American
	American	Business
	Retail	Solutions	International
(Dollars in thousands)	Division	Division	Division	Total
Balance as of December 30, 2006	$1,961	$359,417	$837,508	$1,198,886
Goodwill on 2007 acquisitions	—	6,745	—	6,745
Purchase price adjustments on 2006 acquisitions	—	2,024	9,106	11,130
Foreign currency translation	354	442	69,985	70,781
Other adjustments	—	—	(5,085)	(5,085)

Balance as of December 29, 2007	$2,315	$368,628	$911,514	$1,282,457

Other adjustments include a change in a tax valuation allowance related to an earlier acquisition and impacts from the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) relating to tax uncertainties associated with an earlier period acquisition. During 2007, we completed the acquisition of Axidata Inc., which is described in Note M. Some fair value estimates remain in process and may impact goodwill in future periods.
Other Intangible Assets
Indefinite-lived intangible assets related to acquired trade names were $68.8 million and $61.6 million, at December 29, 2007 and December 30, 2006, respectively, and are included in other intangible assets in the Consolidated Balance Sheets. The change in this balance during 2007 resulted from changes in foreign currency rates. Indefinite-lived intangible assets are not subject to amortization, however, during 2005, we adopted a plan to phase out the Guilbert trade name in France. Concurrent with the adoption of this plan, we tested the asset for impairment which resulted in the recognition of an impairment charge of $9.5 million during the fourth quarter of 2005. The remaining balance of the intangible asset was amortized during 2006.
Amortizing intangible assets, which are included in other intangible assets in the Consolidated Balance Sheets, include the following:

	December 29, 2007		December 30, 2006
	Gross	Accumulated	Gross	Accumulated
(Dollars in thousands)	Carrying Value	Amortization	Carrying Value	Amortization
Customer lists	$112,238	$(74,563)	$108,086	$(57,636)
Other	2,608	(1,056)	2,600	(406)

Total	$114,846	$(75,619)	$110,686	$(58,042)

In conjunction with our 2006 acquisitions, we recorded $31.4 million of amortizing intangible assets. These assets, primarily customer lists, are being amortized over four to eleven years, with a weighted average of ten years. We did not record any identifiable intangible assets in conjunction with our acquisition of Axidata, Inc. in 2007.
Amortization of intangible assets was $15.3 million in 2007, $13.6 million in 2006 and $13.4 million in 2005 (at average foreign currency exchange rates).

Estimated future amortization expense related to finite-lived intangible assets at December 29, 2007 exchange rates is as follows:

(Dollars in thousands)
2008	$8,467
2009	4,304
2010	3,898
2011	3,654
2012	3,654
NOTE D —DEBT
Debt consists of the following:

	December 29,	December 30,
(Dollars in thousands)	2007	2006
Short-term borrowings and current maturities of long-term debt:
Short-term borrowings	$200,290	$40,066
Capital lease obligations	7,706	8,064

	$207,996	$48,130

Long-term debt, net of current maturities:
Revolving credit facility	$90,420	$64,361
$400 million senior notes	400,384	400,489
Capital lease obligations	116,658	105,902

	$607,462	$570,752

In May 2007, we amended and extended our Revolving Credit Facility (the “Agreement”). The Agreement provides for multi-currency borrowings of up to $1 billion which, upon approval of the lenders, may be increased to $1.25 billion. The Agreement has a sub-limit of up to $350 million for standby and trade letters of credit issuances. Amounts may be borrowed, repaid and reborrowed through May 25, 2012. Borrowings under this Agreement bear interest at either (a) the base rate, described in the Agreement as a fluctuating rate equal to the lead bank’s base rate, (b) the Eurodollar rate, described in the Agreement as a periodic fixed rate equal to the London Interbank Offering Rate (“LIBOR”) plus a percentage spread based on our credit rating and fixed charge coverage ratio, or (c) the rate set through a bid process. The effective interest rate on yen borrowings was 1.4625% and other borrowings was 5.275% at the end of 2007. At December 29, 2007, our aggregate short- and long-term borrowings under the Agreement totaled approximately $235.4 million. We had approximately $688.7 million of available credit under this Agreement that includes coverage of $75.9 million outstanding letters of credit. We had an additional $56.9 million of letters of credit outstanding under separate agreements.
At December 29, 2007, we had short-term borrowings of approximately $200.3 million. Of this amount, $145 million was outstanding under the Agreement. Because these borrowings were for short-term working capital purposes, they have been classified as current liabilities on the Consolidated Balance Sheet. The remaining $55.3 million of short-term borrowings were outstanding under various local currency uncommitted lines of credit for our international subsidiaries and had an effective interest rate at the end of the year of approximately 4.71%. Our access to uncommitted lines of credit, which provide for working capital related borrowings at various floating interest rates, totaled approximately $300 million at December 29, 2007.
We are in compliance with all restrictive covenants included in the above debt agreements. Based on our fourth quarter results, coupled with our anticipated near-term results, we may not be able to comply with these restrictive covenants in the future and are in the process of seeking an amendment to the Agreement. If we do not remain in compliance with these restrictive covenants or if we do not obtain an applicable waiver from such noncompliance, we may not be able to borrow additional funds when and if it becomes necessary, we may incur higher borrowing costs and face more restrictive covenants, and the lenders could accelerate all amounts outstanding to be immediately due and payable. Acceleration of any obligation under any of our material debt instruments will permit the holders of our other material debt to accelerate their obligations. We believe an amendment to the Agreement will be obtained prior to an event of default, which will likely result in additional restrictive covenants.
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
Capital lease obligations primarily relate to buildings and equipment as indicated in Note B.

In December 2006, we sold our corporate campus and entered into a short-term leaseback. Coincident with the sale, we paid $22.2 million to settle the mortgage securing one of the buildings. The total payment of approximately $28 million included the principal, accrued interest to the termination date and the contractual prepayment consideration. Approximately $5.7 million is presented as loss on extinguishment of debt on the Consolidated Statements of Earnings. That mortgage had been assumed in 2005 under conversion of a previously capitalized lease agreement. Additionally, we entered into a lease arrangement on a new corporate facility that is expected to be completed before the end of 2008. This arrangement will be recorded as a capital lease when the property is substantially complete.
Aggregate annual maturities of long-term debt and capital lease obligations are as follows:

(Dollars in thousands)
2008	$16,733
2009	14,696
2010	13,487
2011	12,879
2012	100,583
Thereafter	541,347

Total	699,725
Less amount representing interest on capital leases	(84,557)

Total	615,168
Less current portion	(7,706)

Total long-term debt	$607,462

NOTE E — INCOME TAXES
The income tax provision related to earnings from continuing operations consisted of the following:

(Dollars in thousands)	2007	2006	2005
Current:
Federal	$50,602	$179,779	$150,303
State	728	21,531	12,358
Foreign	12,710	18,103	35,008
Deferred:
Federal	72,017	(4,261)	(68,881)
State	(38,183)	3,220	(13,734)
Foreign	(34,856)	(14,808)	(27,331)

Total provision for income taxes	$63,018	$203,564	$87,723

The components of earnings before income taxes consisted of the following:

(Dollars in thousands)	2007	2006	2005
North America	$276,040	$537,944	$226,413
International	182,593	169,091	135,102

Total	$458,633	$707,035	$361,515

The tax-effected components of deferred income tax assets and liabilities consisted of the following:

	December 29,	December 30,
(Dollars in thousands)	2007	2006
Self-insurance accruals	$21,188	$22,799
Inventory	18,791	26,300
Vacation pay and other accrued compensation	28,898	35,536
Allowance for bad debts	8,223	5,786
Accruals for facility closings	12,729	19,536
Accrued rebates	17,415	22,417
Deferred rent credit	74,663	71,481
Foreign and state net operating loss carryforwards	393,609	362,233
State credit carryforwards, net of Federal benefit	6,067	10,426
Other items, net	20,901	49,332

Gross deferred tax assets	602,484	625,846
Valuation allowance	(265,465)	(330,057)

Deferred tax assets	337,019	295,789

Basis difference in fixed assets	9,000	19,795
Intangibles	32,417	35,443
Other items, net	22,824	12,557

Deferred tax liabilities	64,241	67,795

Net deferred tax assets	$272,778	$227,994

As of December 29, 2007, we had approximately $1.2 billion of foreign and $717.0 million of state net operating loss carryforwards. Of the foreign carryforwards, $933.9 million can be carried forward indefinitely, $16.0 million will expire in 2008, and the balance will expire between 2009 and 2027. Of the state carryforwards, $1.9 million will expire in 2008, and the balance will expire between 2009 and 2027. The valuation allowance has been developed to reduce our deferred asset to an amount that is more likely than not to be realized, and is based upon the uncertainty of the realization of certain foreign and state deferred assets related to net operating loss carryforwards.
The following is a reconciliation of income taxes at the Federal statutory rate to the provision for income taxes:

(Dollars in thousands)	2007	2006	2005
Federal tax computed at the statutory rate	$160,522	$247,462	$126,530
State taxes, net of Federal benefit	8,217	14,166	7,428
Foreign income taxed at rates other than Federal	(62,393)	(53,762)	(15,404)
Repatriation of foreign earnings	—	—	5,204
Increase (reduction) in valuation allowance	(34,514)	2,010	(6,042)
Settlement of tax audits	(941)	(3,875)	(25,682)
Change in accrual estimates relating to uncertain tax positions	(9,097)	(923)	(1,444)
Other items, net	1,224	(1,514)	(2,867)

Provision for income taxes	$63,018	$203,564	$87,723

In accordance with provisions of the American Jobs Creation Action of 2004, we recognized income tax charges of $5.2 million in 2005, related to the repatriation of $400 million of foreign earnings.
Accounting for Uncertainty in Income Taxes
In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The following table summarizes the activity related to our unrecognized tax benefits:

(Dollars in thousands)
Balance at December 31, 2006	$89,762
Additions based on tax positions related to the current year	15,463
Additions for tax positions of prior years	19,651
Reductions for tax positions of prior years	(11,279)
Statute expirations	(2,497)
Settlements	(693)

Balance at December 29, 2007	$110,407

Effective at the beginning of the first quarter of 2007, we adopted FIN 48. The impact upon adoption was to increase retained earnings by approximately $17.7 million and to decrease our accruals for uncertain tax positions and related interest by a corresponding amount. Additionally, we increased goodwill and accruals for uncertain tax positions by approximately $3.8 million to reflect the measurement under the rules of FIN 48 of an uncertain tax position related to a previous business combination. Included in the balance of $110.4 million at December 29, 2007, are $75.4 million of net unrecognized tax benefits that, if recognized, would affect the effective tax rate. The difference of $35.0 million primarily results from federal tax impacts on state tax issues, items that would impact goodwill and would not impact the effective rate if it were subsequently determined that such liability were not required, and positions which if sustained would be fully offset by valuation allowance. Additionally, adoption of FIN 48 resulted in the accruals for uncertain tax positions being reclassified from Income taxes payable to Accrued expenses and other long-term liabilities in our Condensed Consolidated Balance Sheet.
We regularly evaluate the legal organizational structure of our entities, tax regulatory developments and the progress of ongoing tax examinations and adjust tax attributes to enhance planning opportunities. During the third quarter of 2007, we effected a previously-disclosed restructuring and received a ruling that together secured certain prior year tax filing positions. Accordingly, the provision for income taxes reflects a benefit of approximately $10 million from the reversal of accruals for uncertain tax positions. The income tax provision also includes the benefit from our plan to implement a separate jurisdictional restructuring that will change the amount of income recognized in related jurisdictions resulting in the future realization of existing net operating loss carryforwards. As a result, during the third quarter of 2007, we eliminated the related valuation allowance of approximately $19 million of deferred tax assets, as well as a related $6 million impact in the fourth quarter. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.
We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2000. Our U.S. federal filings for the years 2000 and 2002 through 2006 are under routine examination, and it is not anticipated that these audits will be closed prior to the end of 2008. Additionally, the U.S. federal tax return for 2007 is under concurrent year review. Significant international tax jurisdictions include the UK, the Netherlands, France and Germany. Generally, we are subject to routine examination for years 2000 and forward in these jurisdictions.
We recognize interest related to unrecognized tax benefits in interest expense and penalties in the provision for income taxes. We recognized interest and penalties of approximately $8 million and $5 million in 2007 and 2006, respectively. We had approximately $35.9 million accrued for the payment of interest and penalties as of December 29, 2007.
We regularly assess our position with regard to individual non-income tax exposures and record liabilities for our uncertain tax positions and related interest and penalties according to the principles of FAS 5, Accounting for Contingencies. These accruals, which relate primarily to indirect taxes, reflect management’s view of the likely outcomes of current and future audits. It is likely that the future resolution of these uncertain tax positions will be different from the amounts currently accrued and will impact future tax period expense. However, management believes those amounts will not be material to financial position, results of operations or cash flows.
In connection with the adoption of FAS 123R, we have elected to calculate our pool of excess tax benefits under the alternative, or “short-cut” method. At adoption, this pool of benefits was approximately $55.3 million and was approximately $111.2 million as of December 29, 2007. This pool may increase in future periods if tax benefits realized are in excess of those based on grant date fair values of share-based payments and is available to absorb future tax deficiencies determined for financial reporting purposes under provisions of FAS 123R.
NOTE F — COMMITMENTS AND CONTINGENCIES
Operating Leases: We lease retail stores and other facilities and equipment under operating lease agreements that expire in various years through 2032. In addition to minimum rentals, there are certain executory costs such as real estate taxes, insurance and common area maintenance on most of our facility leases. Many lease agreements contain tenant improvement allowances, rent holidays, and/or rent escalation clauses. For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization.
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
The table below shows future minimum lease payments due under the non-cancelable portions of our leases as of December 29, 2007. These minimum lease payments include facility leases that were accrued as store closure costs. Additional information including optional lease renewals follows this table.

(Dollars in thousands)
2008	$538,055
2009	475,328
2010	410,297
2011	340,740
2012	293,672
Thereafter	1,187,547

3,245,639
Less sublease income	(56,011)

Total	$3,189,628

We determine the lease term at inception to be the non-cancellable rental period plus any renewal options that are considered reasonably assured. Leasehold improvements are depreciated over the shorter of their estimated useable lives or the identified lease term. Lease payments for the next five years and thereafter that include both the non-cancellable amounts from above, plus the renewal options included in our projected lease term are, $541 million for 2008; $495 million for 2009; $448 million for 2010; $404 million for 2011; $374 million for 2012 and $2,552 million thereafter, for a total of $4,814 million, $4,759 million net of sublease income.
Rent expense, including equipment rental, was $519.1 million, $477.8 million and $444.8 million in 2007, 2006, and 2005, respectively. Rent expense was reduced by sublease income of $2.8 million in 2007, $3.2 million in 2006 and $3.6 million in 2005.
Guarantee of Private Label Credit Card Receivables: Office Depot has private label credit card programs that are managed by a third-party financial services company. We act as the guarantor of all loans between our commercial customers and the financial services company. The difference between the transfer amount and the amount received is recognized in store and warehouse operating and selling expense. Maximum exposure to off-balance sheet credit risk is represented by the outstanding balance of private label credit card receivables, less reserves held by the financial services company which we fund. At December 29, 2007, the outstanding balance of credit card receivables sold was approximately $207.5 million. The estimated liability associated with risk of loss is included in accrued expenses.
Legal Matters: During 2006, we recorded a charge in anticipation of settling a case styled Birch et al. v. Office Depot, Inc. pending in United States District Court in San Diego, CA. This case was brought as a class action by certain current and former employees of the company, alleging that they and other current and former employees were not properly compensated for meal breaks and rest breaks in accordance with California law. Without admitting any liability, during 2007, the company has agreed in principle to settle this matter for a total payment of approximately $16 million. The final settlement occurred during 2007 for approximately $1 million less than previously anticipated. The charge in 2006 and credit in 2007 related to this settlement is included in general and administrative expenses.
We are involved in litigation arising in the normal course of our business. While, from time to time, claims are asserted that make demands for a large sum of money (including, from time to time, actions which are asserted to be maintainable as class action suits), we do not believe that any of these matters, either individually or in the aggregate, will materially affect our financial position or the results of our operations.
We have been cooperating with the staff of the United States Securities and Exchange Commission (“SEC”) in an inquiry that commenced in July 2007 when the SEC initiated a review of our contacts and communications with financial analysts. The SEC is also reviewing certain other matters, including inventory receipt, timing of vendor payments, timing of recognition of vendor program funds and certain intercompany loans. Prior to filing its quarterly report on Form 10-Q for the quarter ended June 30, 2007, the company completed a review of the accounting matters related to inventory receipt, timing of vendor payments and certain intercompany loans, with the assistance of external forensic accountants. Prior to filing the quarterly report on Form 10-Q for the quarter ended September 29, 2007, the Audit Committee completed a review of the timing of vendor program funds, and the Company amended and restated certain prior period financial statements. In January 2008, the SEC issued a formal order of investigation.
In early November 2007, two putative class action lawsuits were filed against the company and certain of its executive officers alleging violations of the Securities Exchange Act of 1934. In addition, two putative shareholder derivative actions were filed against the company and its directors alleging various state law claims including breach of fiduciary duty. The allegations in all four lawsuits primarily relate to the accounting for vendor program funds.
On November 26, 2007, the Southern District of Florida court ordered a consolidation of the two shareholder derivative lawsuits for discovery purposes. On January 4, 2008, certain parties moved to consolidate the two class action lawsuits. These lawsuits are in their early stages and we do not currently believe that they will have a material adverse impact on the company or its results of operations. We intend to vigorously defend against these claims.

NOTE G — EMPLOYEE BENEFIT PLANS
Long-Term Incentive Plan
During 2007, the company’s board of directors adopted a new equity incentive plan which obtained shareholder approval on April 25, 2007. This plan is known as the Office Depot, Inc. 2007 Long-Term Incentive Plan (the “Plan”) and replaces the Long-Term Equity Incentive Plan which expired in October 2007. We believe that the Plan will serve to align the interests of its officers, directors and key employees with the interests of its shareholders. The Plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based, and other equity-based incentive awards. Stock options must be issued at the market price on the date of the grant unless an employee owns 10% or more of Office Depot’s outstanding common stock, in which case the option price must be at least 110% of the market price on the date of grant. Options granted under the Plan become exercisable from one to five years after the date of grant, provided that the individual is continuously employed with the company. All options granted expire no more than ten years following the date of grant.
Long-Term Incentive Stock Plan
A summary of the activity in our stock option plans for the last three years is presented below.

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	12,384,083	$20.14	16,806,110	$17.20	26,109,787	$16.04
Granted	3,522,720	32.52	1,970,274	33.73	3,757,200	20.82
Canceled	(434,863)	25.12	(540,238)	18.94	(1,806,751)	17.74
Exercised	(1,877,638)	16.11	(5,852,063)	16.45	(11,254,126)	15.63

Outstanding at end of year	13,594,302	$23.86	12,384,083	$20.14	16,806,110	$17.20

The weighted-average grant date fair values of options granted during 2007, 2006, and 2005 were $10.05, $11.49, and $7.24, respectively, using the following weighted average assumptions for grants:
•	Risk-free interest rates of 4.5% for 2007, 4.6% for 2006, and 3.8% for 2005

•	Expected lives of 4.7 years for 2007, 5.0 years for 2006, and 5.0 years for 2005

•	A dividend yield of zero for all three years

•	Expected volatility ranging from 25% to 43% for 2007, 27% to 31% for 2006, and 30% to 32% for 2005
The following table summarizes information about options outstanding at December 29, 2007.

	Options Outstanding
		Weighted Average
		Remaining		Options Exercisable
Range of	Number	Contractual Life	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$4.43-$ 6.64	8,568	2.5	$6.19	8,568	$6.19
6.65-9.97	461,472	3.0	8.69	461,472	8.69
9.98-14.96	1,077,170	2.8	11.40	1,077,170	11.40
14.97-22.45	5,248,762	3.8	18.25	4,398,705	18.11
22.46-45.00	6,798,330	5.8	31.22	1,968,940	27.97

$4.43-$45.00	13,594,302	4.7	$23.86	7,914,855	$19.09

As of December 29, 2007, there was approximately $37 million of total stock-based compensation expense that has not yet been recognized relating to non-vested awards granted under our option plans as calculated under FAS 123R. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of approximately 2.3 years. We estimate that between 5%-10% of these shares will be forfeited. The number of exercisable shares was 7.9 million shares of common stock at December 29, 2007, 7.1 million shares of common stock at December 30, 2006 and 9.8 million shares of common stock at December 31, 2005.
Restricted Stock and Performance-Based Grants
Our employee share-based awards are generally issued in the first quarter of the year. In 2007, we granted approximately 0.7 million shares of time-based restricted stock to our employees. The weighted average fair value of $32.46 for these awards was based on the grant date market price. As of December 29, 2007, none of these shares had vested.
A summary of the status of the company’s nonvested shares as of December 29, 2007, and changes during the year ended December 29, 2007 is presented below.

		Weighted-Average
Nonvested Shares	Shares	Grant-Date Fair Value
Nonvested at beginning of year	1,675,130	$19.82
Granted	670,013	32.46
Vested	(1,367,070)	18.31
Forfeited	(127,958)	30.06

Nonvested at end of year	850,115	$30.67

As of December 29, 2007, there was $17.7 million of total unrecognized compensation cost related to nonvested restricted stock. That cost, net of forfeitures, is expected to be recognized over a weighted-average period of 1.9 years. We estimate that between 10%-15% of these shares will be forfeited. The total fair value of shares vested during 2007 was approximately $25 million.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan, which was approved by Office Depot’s stockholders, permits eligible employees to purchase our common stock at 85% of its fair market value. Following adoption of FAS 123R, compensation expense is recognized for the difference between employee cost and fair value. Share needs associated with this plan are satisfied through open market purchases.
Retirement Savings Plans
The Office Depot, Inc. Retirement Savings Plan (401(k) Plan), which was approved by the board of directors, allows eligible employees to contribute a percentage of their salary, commissions and bonuses, up to $15,500 in 2007, to the plan on a pretax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The 401(k) Plan was amended effective January 1, 2005 to increase the maximum deferral percentage from 18% to 50% of eligible compensation. Employer matching contributions are equivalent to 50% of the first 6% of an employee’s contributions and are subject to the limits of the plan. The 401(k) Plan was amended effective July 1, 2005 to allow employer matching contributions made on or after this date to be allocated and invested in the same manner as the participants’ pre-tax contributions. Prior company matching contributions, which were held in Office Depot Common Stock Fund, were allocated, in accordance with participant’s elections, into other investment alternatives. The plan also allows for a discretionary matching contribution in addition to the normal match if approved by the board of directors. Office Depot also sponsors the Office Depot, Inc. Non-Qualified Deferred Compensation Plan that permits eligible highly compensated employees, who are limited in the amount they can contribute to the 401(k) Plan, to alternatively defer a portion of their salary, commissions and bonuses up to maximums specified in this plan. Employer matching contributions to the Deferred Compensation Plan are allocated to investment alternatives selected by the participants. During 2007, 2006, and 2005, $12.0 million, $14.1 million and $10.7 million, respectively, was recorded as compensation expense for company contributions to these programs.
Pension Plans
During 2007, we maintained defined benefit pension plans that cover a limited number of employees in Europe. During 2006, plan arrangements were restructured for one plan such that the primary responsibility for the related pension benefit obligation has been transferred to an unrelated third party and that plan is settled. The following table provides a reconciliation of changes in the projected benefit obligation, the fair value of plan assets and the funded status of our foreign defined benefit pension plans with the amounts recognized on our balance sheets:

Changes in projected benefit obligation:	December 29, 2007	December 30, 2006
Obligation at beginning of period	$231,180	$223,776
Service cost	4,477	5,963
Interest cost	11,650	10,644
Member contributions	1,636	1,787
Benefits paid	(7,048)	(3,439)
Actuarial gain	(21,390)	(5,972)
Curtailment and settlement	—	(24,180)
Currency translation	9,903	22,601

Obligation at valuation date	230,408	231,180
Changes in plan assets:

Fair value at beginning of period	140,250	123,826
Actual return on plan assets	18,083	19,184
Company contributions	3,133	3,441
Member contributions	1,636	1,787
Benefits paid	(7,048)	(3,439)
Curtailment and settlement	—	(17,255)
Currency translation	5,978	12,706

Plan assets at valuation date	162,032	140,250
Benefit obligation in excess of plan assets	(68,376)	(90,930)
Post-valuation contributions	525	527
Currency translation	(13)	(870)

Net amount recognized at end of period	$(67,864)	$(91,273)

Plan accounts for 2007 were measured as of October 31, with post-valuation contributions and subsequent foreign currency effects noted above. The net unfunded amount is classified as a non-current liability in the caption deferred taxes and other long-term liabilities in the Consolidated Balance Sheets. Upon adoption of FAS 158 in 2006, we recorded a deferred pension loss in accumulated other comprehensive income of $6.0 million; there was no transition asset or other deferred elements. During 2007, a deferred gain of $23.1 million was recorded bringing the balance in accumulated other comprehensive income to $17.1 million at December 29, 2007 which amount represents the plan’s cumulative actuarial gain. This deferred element is not expected to have a significant impact on net periodic pension cost for 2008. Additionally, under provisions of FAS 158 that become effective for year end 2008 reporting, we will be moving the plan valuation date from the end of October to the end of December. This modification in valuation date is not expected to have a material impact on our retained earnings.

The table above presents projected benefit obligations, which include the estimated effect of future salary increases. The accumulated benefit obligations were approximately $216.4 million and $219.9 million at the 2007 and 2006 valuation dates, respectively. The pension assets are invested in managed pension funds, with an objective of meeting or exceeding a pooled pension fund performance over a rolling three year period, as well as interest bearing securities timed to match estimated benefit payouts.
The components of net periodic expense for our foreign defined benefit pension plans are presented below:

(Dollars in thousands)	2007	2006	2005
Service cost	$4,477	$5,963	$6,978
Interest cost	11,650	10,644	9,548
Expected return on plan assets	(8,953)	(7,297)	(7,077)
Amortized loss	—	325	—
Curtailment and settlement	—	(4,993)	—

Net periodic pension cost	$7,174	$4,642	$9,449

Assumptions used in calculating the funded status included:

	2007	2006	2005
Long-term rate of return on plan assets	6.87%	6.06%	6.14%
Discount rate	5.40%	4.85%	4.94%
Salary increases	4.40%	4.00%	4.44%
Inflation	3.40%	3.00%	2.72%
The allocation of assets is as follows:

	Percentage of Plan		Target
	Assets		Allocation
	2007	2006
Equity securities	87%	82%	60% - 95%
Debt securities	7%	8%	0% - 20%
Real estate	1%	1%	0% - 20%
Other	5%	9%	0% - 10%

Total	100%	100%

Anticipated benefit payments, at December 29, 2007 exchange rates, are as follows:

(Dollars in thousands)
2008	$3,091
2009	3,205
2010	4,403
2011	4,794
2012	5,457
Next five years	30,662
The anticipated Office Depot contribution for fiscal year 2008 is $11 million, at December 29, 2007 exchange rates. This contribution includes approximately $7 million to reduce the plan’s unfunded status. In addition to the net periodic pension cost above, one of the foreign plans purchased approximately $3 million of nonparticipating annuity contracts and anticipates purchasing approximately $2 million in 2008.
The pension plan was part of an entity acquired in 2003. The purchase and sale agreement included a provision whereby the seller is required to pay to Office Depot an amount of unfunded benefit obligation as measured in a future period at the seller’s option, but no later than five years following the purchase date. This contract provision is contingent upon an uncertain future outcome, and we have not recorded a receivable for the amount that would be recovered if settled currently, though it would be a portion of the unfunded liability recorded in purchase accounting. The after-tax effect of the payment from the seller, if any, will reduce goodwill when received.
In January 2008, the pension plan trustees expressed a willingness to support a plan to curtail the defined benefit arrangement. An employee notification period has begun and the curtailment is now anticipated to be effective early in the second quarter of the year. The curtailment impacts, if and when modifications are enacted, will be recognized when the related accounting criteria are met.
NOTE H — CAPITAL STOCK
Preferred Stock
As of December 29, 2007, there were 1,000,000 shares of $0.01 par value preferred stock authorized of which none were issued or outstanding.
Treasury Stock
The Office Depot board of directors has authorized a series of common stock repurchase plans, the latest of which is a $500 million authorization in 2007. See Note P for treasury stock retirement plans.

Under these approved plans we purchased approximately 5.7 million shares at a cost of $199.6 million in 2007, 26.4 million shares at a cost of $970.6 million in 2006 and 29.8 million shares at a cost of $815.2 million in 2005. At December 29, 2007 $500 million remains available for repurchase under the current authorization.
NOTE I — EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflects the impact of assumed exercise of dilutive stock options and vesting of restricted stock.
The following table represents the calculation of net earnings per common share — basic and diluted:

(In thousands, except per share amounts)	2007	2006	2005
Numerator:
Net earnings	$395,615	$503,471	$273,792

Denominator:
Weighted average shares outstanding:
Basic	272,899	281,618	310,020
Effect of dilutive stock options and restricted stock	3,041	6,104	5,222

Diluted	275,940	287,722	315,242

Net earnings per share:
Basic	$1.45	$1.79	$0.88
Diluted	1.43	1.75	0.87
Awards of options and nonvested shares representing an additional 4.3 million, 0.1 million and 0.2 million shares of common stock were outstanding for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively, but were not included in the computation of diluted earnings per share because their effect would have been antidilutive.
NOTE J — SUPPLEMENTAL INFORMATION ON OPERATING, INVESTING AND FINANCING ACTIVITIES
Additional supplemental information related to the Consolidated Statements of Cash Flows is as follows:

(Dollars in thousands)	2007	2006	2005
Cash paid for:
Interest	$53,948	$37,158	$28,346
Taxes	126,182	208,606	175,818

Non-cash asset additions under capital leases	18,435	26,542	37,286
Non-cash capital expenditure accruals	13,679	25,157	20,802
Additional paid-in capital related to tax benefit
on stock options exercised	18,266	43,355	31,165
NOTE K — SEGMENT INFORMATION
Office Depot operates in three reportable segments: North American Retail Division, North American Business Solutions Division, and International Division. Each of these segments is managed separately primarily because it serves different customer groups. The accounting policies for each segment are the same as those described in the summary of significant accounting policies (see Note A).

The following is a summary of our significant accounts and balances by segment, reconciled to our consolidated totals.

			North
		North	American
		American	Business
		Retail	Solutions	International	Eliminations	Consolidated
(Dollars in thousands)		Division	Division	Division	and Other*	Total
Sales	2007	$6,813,575	$4,518,356	$4,195,606	$—	$15,527,537
	2006	6,789,386	4,576,803	3,644,592	—	15,010,781
	2005	6,510,239	4,300,781	3,470,898	(2,974)	14,278,944

Division operating profit	2007	$354,547	$220,137	$231,056	$(73)	$805,667
	2006	454,308	367,037	249,164	(512)	1,069,997
	2005	393,597	350,776	207,539	(210)	951,702

Capital expenditures	2007	$197,284	$18,494	$129,928	$114,865	$460,571
	2006	187,232	15,353	39,363	101,467	343,415
	2005	145,283	28,254	48,795	38,441	260,773

Depreciation and amortization	2007	$133,012	$27,135	$45,291	$75,945	$281,383
	2006	127,261	29,334	43,912	78,498	279,005
	2005	110,431	28,423	51,582	77,662	268,098

Charges for losses on	2007	$66,036	$33,375	$10,387	—	$109,798
receivables and inventories	2006	46,399	27,703	11,508	—	85,610
	2005	43,947	24,352	23,837	—	92,136

Net earnings from equity method	2007	—	—	$34,825	—	$34,825
investments	2006	—	—	27,125	—	27,125
	2005	—	—	23,394	—	23,394

Assets	2007	$2,377,008	$1,335,434	$3,002,128	$541,970	$7,256,540
	2006	1,920,888	1,278,289	2,699,824	658,437	6,557,438

*	Amounts included in “Eliminations and Other” consist of inter-segment sales, which are generally recorded at the cost to the selling entity, and assets (including all cash and equivalents) and depreciation related to corporate activities.
A reconciliation of the measure of Division operating profit to consolidated earnings from continuing operations before income taxes follows.

(Dollars in thousands)	2007	2006	2005
Division operating profit	$805,667	$1,069,997	$951,702
(Add)/subtract:
Charges (see Note L)	39,982	63,297	282,088
General and administrative expenses — corporate	282,084	293,513	321,572
Interest expense, net	53,640	31,002	10,176
Loss on extinguishment of debt	—	5,715	—
Miscellaneous income, net	(28,672)	(30,565)	(23,649)

Earnings before income taxes	$458,633	$707,035	$361,515

We sell to customers in 43 countries throughout North America, Europe, Asia and Latin America either through wholly-owned entities, majority-owned entities or other ventures covering 35 countries, and through alliances in an additional 8 countries. There is no single country outside of the United States in which we generate 10% or more of our total revenues. Geographic financial information relating to our business is as follows (in thousands).

	Sales			Property and Equipment
	2007	2006	2005	2007	2006
United States	$11,165,664	$11,234,053	$10,671,297	$1,174,585	$1,076,294
International	4,361,873	3,776,728	3,607,647	414,373	348,673

Total	$15,527,537	$15,010,781	$14,278,944	$1,588,958	$1,424,967

NOTE L — ASSET IMPAIRMENTS, EXIT COSTS AND OTHER CHARGES
During the third quarter of 2005, we announced a number of material charges relating to asset impairments, exit costs and other operating decisions (the “Charges”). This announcement followed a wide-ranging assessment of assets and commitments which began in the second quarter of 2005. Through the end of 2007, we had recorded $385 million of Charges, with $282 million, $63 million and $40 million recognized in 2005, 2006 and 2007, respectively. Expenses associated with future activities will be recognized as the individual plans are implemented and the related accounting recognition criteria are met. As with any estimate, the amounts may change when expenses are incurred. We manage these costs and programs at the corporate level and, accordingly, these amounts are not included in determining Division operation profit.
A summary of the Charges and the line item presentation of these amounts in our accompanying Consolidated Statements of Earnings is as follows.

	2007	2006	2005
(Dollars in millions)	Amounts	Amounts	Amounts
Cost of goods sold and occupancy costs	$—	$1	$20
Store and warehouse operating and selling expenses	25	37	109
Asset impairments	—	7	133
General and administrative expenses	15	18	20

Total pre-tax Charges	$40	$63	$282

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
The asset impairment charge of $133 million included $83 million related to certain former Kids “R” Us (“KRU”) retail store locations acquired in 2004 from Toys “R” Us, Inc. The performance of many of these locations did not meet initial projections to recover the initial asset base that included amounts paid to facilitate a quick entry into certain markets. We also recognized a $41 million goodwill and other intangible asset charge related to our Tech Depot subsidiary. A change in market conditions for technology products and a shift in that subsidiary’s emphasis from consumer to business customers resulted in lowering our projected cash flows and goodwill was written down to estimated fair value. Also, as part of this business review and to streamline operations, we decided to migrate customers from the Guilbert trade name to Office Depot. The existing trade name intangible asset was tested for impairment and written down approximately $9 million to the amount that we estimated to be recoverable over the one-year migration plan.
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
In addition to these exit costs, we recognized approximately $77 million of other charges. We terminated certain contractual agreements and adjusted surplus lease property accruals, wrote down and accelerated depreciation on assets based on a decrease in their expected use and accelerated inventory clearance activity in preparation for implementation of a new inventory management system. Of this total, approximately $12 million was presented as a charge in cost of goods sold, approximately $48 million in operating and selling expenses and approximately $17 million in general and administrative expenses.
We recognized $63 million and $40 million in 2006 and 2007, respectively, associated with these projects as the previously-identified plans were implemented and the related accounting recognition criteria were met. We incurred charges for severance-related expenses, accelerated depreciation and lease obligations associated with the consolidation of warehouses and distribution centers. We also incurred severance-related charges as plans were implemented for management restructuring and call center consolidation in Europe. The operating expense categories are presented in the table below. Some of these activities, such as planned facility closings, will extend into 2008 and 2009. The costs associated with these activities will be recognized in future periods as incurred, or in the case of asset utilization, over the period of remaining estimated useful life.

Exit cost accruals and other Charges related to activities described above are as follows:

	Beginning	Charges	Cash	Non-cash		Ending
(Dollars in millions)	Balance	Incurred	Payments	settlements	Adjustments	Balance
2007
One-time termination benefits	$7	$19	$(12)	$(1)	$—	$13
Asset write offs and accelerated depreciation	—	20	—	(20)	—	—
Lease and contract obligations	22	2	(7)	(1)	1	17
Other associated costs	2	(1)	5	(6)	—	—

Total	$31	$40	$(14)	$(28)	$1	$30

2006
One-time termination benefits	$6	$22	$(21)	$—	$—	$7
Asset write offs and accelerated depreciation	—	28	—	(28)	—	—
Lease and contract obligations	23	9	(12)	—	2	22
Other associated costs	2	4	(2)	(2)	—	2

Total	$31	$63	$(35)	$(30)	$2	$31

NOTE M — ACQUISITIONS
During 2007, we acquired Axidata, Inc., a Canada-based office products delivery company with annual revenue of approximately $60 million. Axidata is included in our North American Business Solutions Division. Our integration plans and our assessment of the value of assets and liabilities acquired are in the process of being implemented and finalized. Accordingly, the amount initially allocated to goodwill may change as the integration and valuation processes are completed.
During 2006, we acquired all or a majority ownership position in four companies and increased our investment to majority ownership in another company. The transactions have been included in our consolidated results since the dates of acquisition. The cash paid in 2006 for these acquisitions, net of cash acquired, was approximately $248 million. The consideration has been allocated to assets and liabilities, including separate identifiable intangible assets, based on valuations and internal assessments with approximately $263 million allocated to goodwill. For those entities that are not wholly owned, Office Depot has the right to acquire or may be required to purchase some or all of the minority interest shares at various points over the next five years. Certain arrangements will require additional cash payments of $7 million in 2008 and a minimum of approximately $7 million in 2010; the related obligations are included in the Consolidated Balance Sheets. The timing of the 2006 acquisitions is as follows:
Second quarter of 2006: We completed the acquisitions of Allied Office Products in North America and Best Office in South Korea. We also increased our ownership interest to a majority stake in Office Depot Israel, an investment previously accounted for under the equity method. Allied Office Products is included in our North American Business Solutions Division. Best Office and Office Depot Israel are included in our International Division.
Third quarter of 2006: We completed the acquisition of Papirius s.r.o, one of the largest business-to-business suppliers of office products and services in Eastern Europe. Papirius has sales in the Czech Republic, Lithuania, Hungary, and Slovakia.
Fourth quarter of 2006: We acquired a majority stake in AsiaEC, one of the largest suppliers of office products and services in China.
The size of these acquisitions is not material to periods presented and therefore pro forma financial information has not been provided.
NOTE N — INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
Since 1994, we have participated in a joint venture in Mexico, Office Depot de Mexico. Because we participate equally in this business with a partner, we account for this investment using the equity method. Our proportionate share of Office Depot de Mexico’s net income or loss is presented in miscellaneous income, net in the Consolidated Statements of Earnings.

The following table provides summarized unaudited information from the balance sheet and statement of earnings for Office Depot de Mexico:

(Dollars in thousands)	2007	2006
Balance Sheet (December 31):
Current assets	$202,188	$219,388
Non-current assets	250,561	209,779
Current liabilities	169,592	163,768
Non-current liabilities	—	—
Statement of earnings (fiscal year):
Sales	850,824	715,679
Gross profit	245,295	202,274
Net income	69,651	54,250
NOTE O — QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Fiscal Year Ended December 29, 2007
Net sales	$4,093,600	$3,631,599	$3,935,411	$3,866,927
Gross profit	1,269,108	1,096,119	1,115,135	1,022,536
Net earnings	153,771	105,582	117,488	18,774

Net earnings per share*:
Basic	$0.56	$0.39	$0.43	$0.07
Diluted	0.55	0.38	0.43	0.07

*	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

(1)	Net earnings for the quarter includes pretax Charges of approximately $15 million (aggregate of $40 million through the four quarters of 2007). Additionally, in the fourth quarter, it became apparent that we were not going to reach the anticipated full year inventory purchase levels and we reduced our vendor program recognition accordingly. The impact of this change in estimate primarily attributable to modifications of previously-anticipated purchase volume tiers was to reduce fourth quarter pretax results by approximately $30 million.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Fiscal Year Ended December 30, 2006
Net sales	$3,815,700	$3,494,907	$3,857,144	$3,843,030
Gross profit	1,201,906	1,078,242	1,180,095	1,187,101
Net earnings	129,530	118,306	129,051	126,584
Net earnings per share*:
Basic	$0.44	$0.42	$0.46	$0.46
Diluted	0.43	0.41	0.45	0.45

*	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

(1)	Net earnings for the quarter includes the following pretax items: $31.0 million related to Charges, $16.5 million for a legal settlement, $21.4 million in a gain on the sale of our corporate campus and $5.7 million of loss on extinguishment of debt.

NOTE P — SUBSEQUENT EVENTS
In February 2008, the board of directors authorized the Company to retire shares of common stock held in treasury. The treasury stock will be returned to the status of authorized and unissued. The balances of treasury stock at cost will be applied to other equity accounts, resulting in no net change to total stockholders’ equity from this retirement.
Also in February 2008, minority shareholders in our venture in Israel have exercised their existing option to have Office Depot purchase their shares. The closing is anticipated in April and will result in Office Depot owning 100% of the shares outstanding for this entity.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Office Depot, Inc.:
We have audited the consolidated financial statements of Office Depot, Inc. and subsidiaries (the “Company”) as of December 29, 2007 and December 30, 2006, and for each of the three years in the period ended December 29, 2007, and the Company’s internal control over financial reporting as of December 29, 2007, and have issued reports thereon dated February 25, 2008; such reports are included elsewhere in this
Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15(a)2. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Fort Lauderdale, Florida
February 25, 2008

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II — Valuation and Qualifying Accounts and Reserves	70
All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

SCHEDULE II
OFFICE DEPOT, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C	Column D	Column E
			Deductions—
			Write-offs,
	Balance at	Additions—	Payments and
	Beginning	Charged to	Other	Balance at End
Description	of Period	Expense	Adjustments	of Period
Allowance for doubtful accounts:

2007	$32,581	32,163	18,428	46,316

2006	$40,122	16,720	24,261	32,581

2005	$38,007	24,879	22,764	40,122

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3.1	Restated Certificate of Incorporation	(1)

3.2	Bylaws, as amended	(17)

4.1	Form of Certificate representing shares of Common Stock	(2)

4.2	Indenture, dated as of August 11, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, between Office Depot, Inc. and SunTrust Bank	(3)

4.3	Supplemental Indenture No. 1, dated as of August 11, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, between Office Depot, Inc. and SunTrust Bank	(4)

4.4	Supplemental Indenture No. 2, dated as of October 9, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, between Office Depot, Inc. and SunTrust Bank	(4)

10.01	Office Depot, Inc. 2007 Long-Term Incentive Plan*	(5)

10.02	Form of Indemnification Agreement, dated as of September 4, 1996, by and between Office Depot, Inc. and each of David I. Fuente, Cynthia R. Cohen, W. Scott Hedrick, James L. Heskett, Michael J. Myers, Peter J. Solomon, William P. Seltzer, and Thomas Kroeger	(6)

10.03	Severance Agreement, including Release and Non-Competition Agreement, dated September 19, 2000 by and between Office Depot, Inc. and David I. Fuente (schedules and exhibits omitted)*	(7)

10.04	Lifetime Consulting and Non-Competition Agreement dated as of March 1, 2002 by and between Office Depot, Inc. and Irwin Helford*	(8)

10.05	Equity Award Agreement dated as of March 2, 2007, by and between Office Depot, Inc. and Steve Odland*	(19)

10.06	Employment Agreement dated as of March 11, 2005, by and between Office Depot, Inc. and Steve Odland*	(15)

10.07	Employment Offer Letter dated August 25, 2005, by and between Office Depot, Inc. and Patricia A. McKay*	(16)

10.08	Amendment to Executive Employment Agreement dated as of July 26, 2005 by and between Office Depot, Inc. and Charles E. Brown*	(10)

10.09	Executive Employment Agreement dated as of October 8, 2001, by and between Office Depot, Inc. and Charles E. Brown*	(8)

10.10	Change of Control Agreement, dated as of May 28, 1998, by and between Office Depot, Inc. and Charles E. Brown*	(10)

10.11	Second Amendment to Executive Employment Agreement, dated January 23, 2006, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(14)

10.12	First Amendment to Executive Employment Agreement, dated March 7, 2005, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(11)

10.13	Executive Employment Agreement dated as of March 1, 2004, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(11)

10.14	Change of Control Agreement, dated as of March 1, 2004, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(11)

10.15	Letter Agreement dated as of March 1, 2004, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(11)

10.16	Waiver Letter dated as of November 5, 2007, by and among Office Depot, Inc., the banks, financial institutions and other institutional lenders as parties to the Credit Agreement and Wachovia Bank, National Associated, as agent.	(9)

10.17	Five Year Credit Agreement dated as of May 25, 2007 by and among Office Depot, Inc. and Citicorp USA, Inc. and BNP Paribas as syndication agents, Bank of America, N.A. and JPMorgan Chase Bank, N.A. as documentation agents, Citigroup Global Markets Inc. , Wachovia Capital Markets, LLC and BNP Paribas Securities Corp as joint lead arrangers, Citigroup Global Markets Inc. as sole bookrunner, and Wachovia Bank, National Association as administrative agent.	(18)

Exhibit
Number	Exhibit

21	List of Office Depot, Inc.’s Significant Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the respective annex to the Proxy Statement for Office Depot, Inc.’s 1995 Annual Meeting of Stockholders, filed with the SEC on May 18, 1995.

(2)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Registration Statement No. 33-39473 on Form S-4 filed with the SEC on March 15, 1991.

(3)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Registration Statement No. 333-108602 on Form S-4 filed with the SEC on September 8, 2003.

(4)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on October 27, 2003.

(5)	Incorporated by reference from the Proxy Statement for Office Depot, Inc.’s 2007 Annual Meeting of Shareholders filed with the SEC on April 25, 2007.

(6)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 28, 1996.

(7)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on October 31, 2000.

(8)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 29, 2001 filed with the SEC on March 19, 2002.

(9)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on July 26, 2007.

(10)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on August 1, 2005.

(11)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 25, 2004 filed with the SEC on March 10, 2005.

(12)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on September 14, 2005.

(13)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on July 22, 2004.

(14)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on January 24, 2006.

(15)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on March 16, 2005.

(16)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on August 30, 2005.

(17)	Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 30, 2006 filed with the SEC on February 14, 2007, and Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on December 21, 2007.

(18)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on November 9, 2007.

(19)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on March 5, 2007.
Upon request, we will furnish a copy of any exhibit to this report upon the payment of reasonable copying and mailing expenses.