Form 10-Q
period 2008-03-29
OFFICE DEPOT INC
filed 2008-04-29
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2008

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At March 29, 2008 there were 273,103,764 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	As of	As of	As of
	March 29,	December 29,	March 31,
	2008	2007	2007
Assets

Current assets:
Cash and cash equivalents	$181,524	$222,954	$194,178
Receivables, net	1,573,663	1,511,681	1,506,592
Inventories	1,644,090	1,717,662	1,558,760
Deferred income taxes	110,903	120,162	118,831
Prepaid expenses and other current assets	155,942	143,255	144,295

Total current assets	3,666,122	3,715,714	3,522,656
Property and equipment, net	1,669,078	1,588,958	1,449,037
Goodwill	1,329,554	1,282,457	1,216,525
Other intangible assets	110,395	107,987	111,210
Other assets	577,903	561,424	421,328

Total assets	$7,353,052	$7,256,540	$6,720,756

Liabilities and stockholders’ equity

Current liabilities:
Trade accounts payable	$1,540,042	$1,591,154	$1,682,696
Accrued expenses and other current liabilities	1,213,248	1,170,775	1,153,561
Income taxes payable	10,283	3,491	47,899
Short-term borrowings and current maturities of long-term debt	125,597	207,996	42,121

Total current liabilities	2,889,170	2,973,416	2,926,277

Deferred income taxes and other long-term liabilities	572,577	576,254	503,986
Long-term debt, net of current maturities	623,246	607,462	568,079
Minority interest	16,278	15,564	16,102

Commitments and contingencies

Stockholders’ equity:
Common stock — authorized 800,000,000 shares of $.01 par value; issued and outstanding shares - 428,993,252 in 2008, 428,777,625 in December 2007 and 427,494,407 in March 2007	4,290	4,288	4,275
Additional paid-in capital	1,795,905	1,784,184	1,723,959
Accumulated other comprehensive income	584,225	495,916	309,769
Retained earnings	3,852,578	3,783,805	3,541,961
Treasury stock, at cost — 155,889,488 shares in 2008, 155,819,358 shares in December 2007 and 152,697,854 shares in March 2007	(2,985,217)	(2,984,349)	(2,873,652)

Total stockholders’ equity	3,251,781	3,083,844	2,706,312

Total liabilities and stockholders’ equity	$7,353,052	$7,256,540	$6,720,756

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 26, 2008 (the “2007 Form
10-K”).

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	13 Weeks Ended
	March 29,	March 31,
	2008	2007

Sales	$3,962,017	$4,093,600
Cost of goods sold and occupancy costs	2,793,337	2,824,492

Gross profit	1,168,680	1,269,108

Store and warehouse operating and selling expenses	866,806	885,692
General and administrative expenses	198,550	161,530
Amortization of deferred gain on building sale	(1,873)	(1,873)

Operating profit	105,197	223,759

Other income (expense):
Interest income	905	860
Interest expense	(14,820)	(12,640)
Miscellaneous income, net	8,441	9,821

Earnings before income taxes	99,723	221,800

Income taxes	30,950	68,029

Net earnings	$68,773	$153,771

Earnings per common share:
Basic	$0.25	$0.56
Diluted	0.25	0.55

Weighted average number of common shares outstanding:
Basic	272,394	275,501
Diluted	272,840	280,130
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2007 Form 10-K.

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	13 Weeks Ended
	March 29,	March 31,
	2008	2007
Cash flow from operating activities:
Net earnings	$68,773	$153,771
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	63,567	71,710
Charges for losses on inventories and receivables	27,569	24,651
Changes in working capital and other	(32,780)	(19,100)

Net cash provided by operating activities	127,129	231,032

Cash flows from investing activities:
Capital expenditures	(105,853)	(104,078)
Acquisition related payments	(270)	(22,050)
Release of restricted cash	18,100	—
Purchase of assets subsequently sold	(25,668)	—
Proceeds from assets sold and other	33,756	12,969

Net cash used in investing activities	(79,935)	(113,159)

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	54	9,333
Tax benefits from employee share-based payments	—	5,728
Acquisition of treasury stock under approved repurchase plans	—	(90,275)
Treasury stock additions from employee related plans	(880)	(9,801)
Net payments on long- and short-term borrowings	(90,764)	(10,130)

Net cash used in financing activities	(91,590)	(95,145)

Effect of exchange rate changes on cash and cash equivalents	2,966	(2,102)

Net (decrease) increase in cash and cash equivalents	(41,430)	20,626
Cash and cash equivalents at beginning of period	222,954	173,552

Cash and cash equivalents at end of period	$181,524	$194,178

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2007 Form 10-K.

OFFICE DEPOT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Basis of Presentation
Office Depot, Inc., including consolidated subsidiaries, is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The Condensed Consolidated Balance Sheet at December 29, 2007 has been derived from audited financial statements at that date. The condensed interim financial statements as of March 29, 2008 and March 31, 2007, and for the 13-week periods ended March 29, 2008 (also referred to as “the first quarter of 2008”) and March 31, 2007 (also referred to as “the first quarter of 2007”) are unaudited. However, in our opinion, these financial statements reflect adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. In addition to the normal, recurring items recorded for interim financial statement presentation, we recognized expenses associated with exit and other activities because the related accounting criteria were met during the period. We have included the balance sheet from March 31, 2007 to assist in analyzing our company.
These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Office Depot, Inc. and its financial statements, we recommend reading these condensed interim financial statements in conjunction with the audited financial statements for the year ended December 29, 2007, which are included in our 2007 Annual Report on Form 10-K (the “2007 Form 10-K”), filed with the U. S. Securities and Exchange Commission (“SEC”).
Cash Management: Our cash management process generally utilizes zero balance accounts which provide for the reimbursement of the related disbursement accounts on a daily basis. Accounts payable as of March 29, 2008, December 29, 2007 and March 31, 2007 included $122 million, $127 million and $179 million, respectively, of disbursements not yet presented for payment drawn in excess of our book deposit balances where offset provisions exist. We borrow on a cost effective basis during the quarter, which may result in higher levels of borrowings and invested cash within the period. At the end of the quarter, cash may be used to minimize borrowings outstanding at the balance sheet date.
New Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. Certain aspects of this Standard were effective at the beginning of the first quarter of 2008. In November 2007, the FASB provided a one year deferral for the implementation of FAS 157 for other nonfinancial assets and liabilities. We do not anticipate that the adoption of the deferred portion of FAS 157 will have a material impact on our financial condition, results of operations or cash flows.
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
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As FAS 161 relates specifically to disclosures, the Standard will have no impact on our financial condition, results of operations or cash flows.
Note B — Comprehensive Income
Comprehensive income represents all non-owner changes in stockholders’ equity and consists of the following:

	First Quarter
(In thousands)	2008	2007

Net earnings	$68,773	$153,771
Other comprehensive income (loss):
Foreign currency translation adjustments, net	88,724	13,886
Amortization of gain on cash flow hedge	(415)	(415)
Unrealized gain on cash flow hedge	—	1,045

Total comprehensive income	$157,082	$168,287

Note C — Earnings Per Share (“EPS”)
The information related to our basic and diluted EPS is as follows:

	First Quarter
(In thousands, except per share amounts)	2008	2007

Numerator:
Net earnings	$68,773	$153,771

Denominator:
Weighted average shares outstanding:
Basic	272,394	275,501
Effect of dilutive stock options and restricted stock	446	4,629

Diluted	272,840	280,130

EPS:
Basic	$0.25	$0.56
Diluted	0.25	0.55
Awards of options and nonvested shares representing an additional 13 million shares of common stock were outstanding for the quarter ended March 29, 2008 but were not included in the computation of diluted earnings per share because their effect would have been antidilutive.
Note D — Division Information
Office Depot operates in three reportable segments: North American Retail Division, North American Business Solutions Division, and International Division. The following is a summary of our significant accounts and balances by reportable segment (or “Division”), reconciled to consolidated totals.

	Sales
	First Quarter
(In thousands)	2008	2007

North American Retail Division	$1,713,456	$1,848,600
North American Business Solutions Division	1,104,020	1,162,350
International Division	1,144,541	1,082,650

Total	$3,962,017	$4,093,600

	Division Operating Profit
	First Quarter
(In thousands)	2008	2007

North American Retail Division	$82,469	$152,348
North American Business Solutions Division	59,568	72,216
International Division	60,181	82,063

Total reportable segments	202,218	306,627
Eliminations	—	(73)

Total	$202,218	$306,554

A reconciliation of the measure of Division operating profit to consolidated earnings before income taxes is as follows:

	First Quarter
(In thousands)	2008	2007

Total Division operating profit	$202,218	$306,554
Charges, as defined below	(10,744)	(12,064)
Corporate general and administrative expenses (excluding Charges)	(88,150)	(72,604)
Amortization of deferred gain	1,873	1,873
Interest income	905	860
Interest expense	(14,820)	(12,640)
Miscellaneous income, net	8,441	9,821

Earnings before income taxes	$99,723	$221,800

Goodwill by Division is as follows:

	Goodwill
	March 29,	December 29,	March 31,
(In thousands)	2008	2007	2007

North American Retail Division	$2,224	$2,315	$1,964
North American Business Solutions Division	369,106	368,628	359,520
International Division	958,224	911,514	855,041

Total	$1,329,554	$1,282,457	$1,216,525

The change in goodwill for 2008 results primarily from changes in foreign currency exchange rates on goodwill balances recorded in local functional currencies. The changes in goodwill balances from the first quarter of last year reflect a 2007 acquisition, the completion of fair value estimates on certain acquisitions made in 2006, foreign currency impacts and a change in a tax valuation allowance related to an earlier acquisition.
Note E — Asset Impairments, Exit Costs and Other Charges
During the third quarter of 2005, we announced a number of material charges relating to asset impairments, exit costs and other operating decisions (the “Charges”). This announcement followed a wide-ranging assessment of assets and commitments which began in the second quarter of 2005. Through the end of the first quarter of 2008, we had recorded $396 million of Charges. Expenses associated with future activities will be recognized as the individual plans are implemented and the related accounting recognition criteria are met. As with any estimate, the amounts may change when expenses are incurred. We manage these costs and programs at the corporate level and, accordingly, these amounts are not included in determining Division operation profit.
During the first quarter of 2008, we recognized approximately $11 million of Charges associated with these projects as the previously-identified plans were implemented and the related accounting recognition criteria were met. Approximately $8 million is included in store and warehouse operating and selling expenses and approximately $3 million is included in general and administrative expenses on our Condensed Consolidated Statement of Earnings. Implementation of projects during the quarter resulted in charges primarily for severance-related expenses.
Charges for the first quarter of 2007 totaled approximately $12 million. Approximately $9 million was included in store and warehouse operating and selling expenses and approximately $3 million was included in general and administrative expenses. The first quarter 2007 Charges primarily related to severance expenses and accelerated depreciation.

The following table summarizes the Charges recognized in the first quarter of 2008 by type of activity as well as changes in the related accrual balances.

	Balance at				Currency	Balance at
	December 29,	Charges	Cash	Non-cash	and other	March 29,
(In millions)	2007	incurred	payments	settlements	adjustments	2008

One-time termination benefits	$13	$9	$(5)	$(1)	$1	$17
Lease and contract obligations	17	—	(1)	—	(1)	15
Accelerated depreciation	—	1	—	(1)	—	—
Other associated costs	—	1	(1)	—	—	—

Total	$30	$11	$(7)	$(2)	$—	$32

Note F — Pension Disclosures
The components of net periodic pension cost for our foreign defined benefit plans are as follows:

	First Quarter
(In millions)	2008	2007

Service cost	$0.9	$1.8
Interest cost	3.1	2.9
Expected return on plan assets	(2.8)	(2.2)

Net periodic pension cost	$1.2	$2.5

For the quarter ended March 29, 2008, we have contributed approximately $0.7 million to our foreign pension plan and purchased approximately $0.6 million of annuity contracts. We currently anticipate making contributions of approximately $11 million during 2008, inclusive of amounts to reduce the unfunded status of the plan.
The employee notification period related to the pension plan curtailment was completed in April 2008 and the remaining benefit modifications are anticipated to be complete during the second quarter. The impact is being calculated and will be included in our second quarter results.
Note G — Modification to Credit Agreement
In March 2008, the company and the lenders that are party to Revolving Credit Facility (the “Agreement”) entered into Amendment No.1 (the “Amendment”). The Amendment amends the Agreement by, among other things, (i) revising the minimum Fixed Charge Coverage Ratio (as defined in the Agreement) required to be maintained by the company, (ii) deleting the ability of the company and its subsidiaries to incur liens related to an accounts receivable securitization program and the ability to sell assets in connection with any such securitization program, (iii) limiting the company’s liens securing other debt, (iv) imposing restrictions on the company’s ability to make investments and acquisitions, subject to certain baskets set forth in the Amendment, (v) imposing restrictions on the company’s ability to repurchase or redeem shares of its stock, subject to certain baskets set forth in the Amendment, and (vi) permitting certain liens, investments and debt which were in existence as of February 25, 2008 and as set forth on the revised schedules to the Agreement.
Such amendments (other than the amendments described in sub-clause (vi) above) shall be rescinded and of no further force and effect on the date that the Fixed Charge Coverage Ratio is not less than 1.70 to 1.00, measured as of the last day of each of the two fiscal quarters ended immediately prior to such date (the “Rescission Date”). Upon the occurrence of the Rescission Date, the terms of the Agreement which were amended by the Amendment (to the extent so rescinded as described above) revert to their respective terms as in effect prior to the effectiveness of the Amendment and the new provisions set forth in the Amendment, to the extent so rescinded, shall be of no further force and effect. In connection with the execution of the Amendment, the company paid the lenders an approximate aggregate fee of $1.25 million.

Note H — Asset Purchase and Sale
During the first quarter of 2008, we sold certain non-operating assets, realizing a gain of approximately $5 million. The gain is presented in miscellaneous income, net on the Condensed Consolidated Statement of Earnings, and the related cash flows are shown in investing activities on the Condensed Consolidated Statement of Cash Flows.
Note I — Subsequent Events
In April 2008, the company and Reliance Retail Ltd, a subsidiary of Reliance Industries Ltd., through a joint venture acquired 100% of eOfficePlanet India pvt., India’s leading provider of office products and services to corporate customers. The company will invest approximately $20 million in the joint venture and will have a controlling 51% interest. The joint venture is not expected to have a significant impact on our results but will expand our business in the region. The company will consolidate the results of the joint venture beginning in the second quarter.
Also in April 2008, the company acquired under previously existing put options all remaining minority interest shares of Office Depot, Israel and Asia EC for approximately $62 million.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our condensed consolidated financial statements and the notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2007 Annual Report on Form 10-K (the “2007 Form 10-K”), filed with the U.S. Securities and Exchange Commission (the “SEC”).
This MD&A contains significant amounts of forward-looking information. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Our discussion of Risk Factors, found in Item 1A of this Form 10-Q and our 2007 Form 10-K, and Forward-Looking Statements, found immediately following the MD&A in our 2007 Form 10-K, apply to these forward-looking statements.
RESULTS OF OPERATIONS
OVERVIEW
A summary of factors important to understanding the results for the first quarter of 2008 is provided below and further discussed in the narrative that follows this overview.
•	First quarter sales decreased 3% to $4.0 billion when compared to the first quarter of 2007. Sales in North America were down 6%, while International sales increased 6% in U.S. dollars and decreased 4% in local currencies. North American Retail Division comparable store sales decreased 9% for the quarter.

•	Gross profit as a percentage of sales for the first quarter of 2008 was 29.5%, compared to 31.0% for the same period in 2007. The comparison reflects lower margins from increased promotional activities, product cost increases and a shift in mix in our North American Business Solutions and International Divisions, partially offset by higher private brand penetration.

•	As part of our previously announced streamlining activities, we recorded $11 million of charges in the first quarter of 2008 and $12 million of charges in the first quarter of 2007 (the “Charges”).

•	Total operating expenses as a percent of sales for the first quarter of 2008 were 26.8% compared to 25.5% for the same quarter of the prior year. This increase primarily reflects increased professional and legal fees, higher pre-opening expenses and the de-leveraging of fixed costs, partially offset by the impact of controlling advertising expenses.

•	Net earnings for the quarter were $69 million compared to $154 million in the same quarter of the prior year, and diluted earnings per share were $0.25 in the first quarter of 2008 versus $0.55 in the same period a year ago. After-tax Charges negatively impacted EPS by $0.04 in the first quarter of both 2008 and 2007.

Charges and Division Results
Charges
During the third quarter of 2005, we announced a number of material charges relating to asset impairments, exit costs and other operating decisions. This announcement followed a wide-ranging assessment of assets and commitments which began in the second quarter of 2005. We indicated that these actions would continue to impact our results for several years, and expenses associated with future activities would be recognized as the individual plans are implemented and the applicable accounting recognition criteria are met. Charges incurred since this program began in the third quarter of 2005 total $396 million. We currently estimate recognizing $54 million of Charges during the remainder of 2008, for a 2008 total of $65 million. Additionally, we anticipate recognizing $23 million of Charges in 2009. As with any estimate, the timing and amounts may change when projects are implemented and such changes may be material. Also, changes in foreign currency exchange rates may have an impact on amounts reported in U.S. dollars related to foreign operations.
Our measurement of Division operating profit excludes the Charges because they are evaluated internally at the corporate level. The Charges recognized during the first quarter of 2008 and 2007 are included in the following lines in our Condensed Consolidated Statements of Earnings.

	First Quarter
(In millions)	2008	2007

Store and warehouse operating and selling expenses	$8	$9
General and administrative expenses	3	3

Total Charges	$11	$12

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
North American Retail Division

	First Quarter
(Dollars in millions)	2008	2007

Sales	1,713.5	$1,848.6
% change	(7)%	3%

Division operating profit	$82.5	$152.3
% of sales	4.8%	8.2%
First quarter sales in the North American Retail Division decreased 7% compared to the same period last year. Comparable store sales in the 1,169 stores in the U.S. and Canada that have been open for more than one year decreased 9% in the first quarter. Comparable store sales were lower across our product categories, particularly technology and supplies. The sales decline in the first quarter continued to reflect the adverse impacts of the macroeconomic environment as softness in the U.S. housing market resulted in weaker small business and consumer spending as compared to the first quarter of 2007. Significant impacts have been experienced in Florida and California as our small business customers in these two markets continue to be disproportionately impacted by difficult housing-related economic conditions. Combined, these two states represented approximately 26% of our total store sales and 35% of our comparable store sales decline in the first quarter. In markets outside of Florida and California, we have seen deterioration over the last couple of quarters, as this economic weakness has spread. Another factor that negatively impacted sales was a shift of the Easter holiday, which occurred in the first quarter of 2008 and in the second quarter of 2007. Private brand penetration for the North American Retail Division increased to the high-20’s as a percentage of sales. While increased private brand penetration improved product margins and contributed to overall profitability in the first quarter, the lower selling prices negatively impacted comparable store sales.

Operating profit in the North American Retail Division decreased to $83 million, compared to $152 million in the same period of the prior year. Operating profit as a percentage of sales declined to 4.8%, down 340 basis points from 8.2% in the prior year period. Approximately 200 basis points of the decrease in operating margin relates to product margin and inventory-related items. We faced a challenging promotional sales environment and we increased inventory clearance activities to lower our overall risk. However, this increase in sales of lower margin clearance items had a negative impact on product margins compared to the first quarter of the prior year. Increased private brand penetration improved product margins in the first quarter of 2008, partially offsetting these negative factors. The decline in 2008 sales resulted in an increase to fixed property costs expressed as a percentage of sales, further reducing operating margin by approximately 110 basis points. Operating expenses as a percentage of sales increased by approximately 30 basis points from the first quarter of 2007 to the first quarter of 2008. This increase was driven by higher pre-opening expenses, from opening three times as many stores in the first quarter of 2008 as compared to the first quarter of 2007, partially offset by the impact of controlling payroll and advertising expenses.
Inventory per store was $864 thousand as of the end of the first quarter of 2008, down approximately 9% from the end of the first quarter of 2007 and down 10% from the end of 2007 as a result of inventory management and the mitigation of inventory risk through clearance activities. Additionally, inventory levels at the end of the first quarter of 2007 reflected initial stocking of hardware and software related to the launch of the Microsoft ® Windows VistaTM operating system.
Comparable average sales per square foot decreased to $233 in the first quarter of 2008, and average order value remained relatively constant compared to the first quarter of 2007, reflecting reduced traffic in response to the economic slowdown.
At the end of the first quarter of 2008, Office Depot operated a total of 1,267 office products stores throughout the U.S. and Canada as we opened 45 stores in the quarter. Our current plans are to open a total of approximately 70 to 75 stores this year. In the first quarter of 2008, we remodeled one store. We currently anticipate remodeling approximately 100 stores this year with a goal of remodeling all remaining stores in the next few years. These remodeling activities affect the performance of the North American Retail Division from both acceleration of depreciation of store assets, as well as from the costs associated with the specific remodel efforts, some of which are not capitalizable. We exclude the brief remodel period from our comparable store sales calculation to partially account for the disruption.
North American Business Solutions Division

	First Quarter
(Dollars in millions)	2008	2007

Sales	$1,104.0	$1,162.4
% change	(5)%	3%

Division operating profit	$59.6	$72.2
% of sales	5.4%	6.2%

First quarter sales in the North American Business Solutions Division decreased 5% compared to the same period last year, reflecting lower sales levels in both our Contract and Direct businesses. Sales to small- to mid-sized customers were down 12%, partially offset by 3% sales growth with large, national account customers and 4% growth in sales to the public sector. Division sales were also negatively impacted by a disproportionate level of sales exposed to markets that have experienced a downturn in the housing market, more specifically Florida and California. Approximately 30% of the Division’s first quarter 2008 sales were in these two states, and we are seeing significant softness in these markets across our small- to medium-sized customers. Sales in these two states were down 10% from the first quarter of 2007, representing nearly two-thirds of the Division’s total sales decline. As with the North American Retail Division, a shift of the Easter holiday into the first quarter also had a negative impact on sales in the 2008 period.
Operating profit in the North American Business Solutions Division decreased to $60 million, compared to $72 million in the same period of the prior year. Operating profit as a percentage of sales declined to 5.4%, down 80 basis points from 6.2% in the prior year period. Approximately 70 basis points of the decrease in operating margin reflects a combination of higher incentives offered to customers, some cost increases that could not be fully passed along to our customers and a shift in the sales mix to lower margin customers and products. Operating expenses as a percentage of sales increased approximately 10 basis points from the first quarter of 2007 to the first quarter of 2008, reflecting de-leveraging of Division fixed costs, partially offset by a reduction in selling costs, which resulted from the redesign of our sales force in response to the anticipated slowdown in the economy, as well as lower advertising expenses.
International Division

	First Quarter
(Dollars in millions)	2008	2007

Sales	$1,144.5	$1,082.7
% change	6%	21%
% change in local currency sales	(4)%	11%

Division operating profit	$60.2	$82.1
% of sales	5.3%	7.6%
First quarter sales in the International Division increased 6% in U.S. dollars and decreased 4% in local currencies compared to the same period last year. In local currencies, Contract sales decreased by 2% and Direct sales decreased by 5% compared to the first quarter of 2007. These declines were driven mostly by lower sales in the U.K. and France. Customer service levels have shown steady improvement in the U.K., but the economic slowdown continues to impact our operations in that country. The sales comparison to last year also was negatively impacted by the timing of Easter, reducing the number of selling days in 2008.
Division operating profit decreased to $60 million, compared to $82 million in the same period of the prior year. Changes in foreign exchange rates positively impacted the Division’s operating profit by approximately $5 million. Operating profit as a percentage of sales declined to 5.3%, down 230 basis points from 7.6% in the prior year period. The decrease in operating margin reflects the negative impact of our business in the U.K., which reduced operating margin by approximately 160 basis points. Also, investments made to support our growth initiatives resulted in approximately 60 basis points of the drop in operating margin. These activities are expected to provide operating margin expansion over the longer term and include the establishment of our regional offices in Asia and Latin America, the centralization of certain support functions in Europe, our expansion into Poland and the consolidation of certain warehouse facilities. Other negative factors, including a greater percentage of contract sales in our sales mix outside of the U.K., reduced operating margin by approximately 10 basis points.

Corporate and Other
General and Administrative Expenses: Total G&A increased from $162 million in the first quarter of 2007 to $199 million in the first quarter of 2008. As noted above, the portion of G&A expenses considered directly or closely related to unit activity is included in the measurement of Division operating profit above. The remainder of the total G&A expenses are considered corporate expenses. A breakdown of G&A is provided in the following table:

	First Quarter
(In millions)	2008	2007

Division G&A	$107.1	$85.9
Corporate G&A	91.5	75.6

Total G&A	$198.6	$161.5

The increase in Division G&A was primarily driven by investments made to support our International growth initiatives as discussed above and the impact of changes in foreign exchange rates. Corporate G&A includes Charges of $3 million in the first quarter of both 2008 and 2007. After considering the impact of Charges recognized in the period, corporate G&A expenses as a percentage of sales increased approximately 40 basis points during the first quarter of 2008 compared to the same period of 2007 primarily reflecting higher corporate charges for professional and legal fees.
During 2006, we sold our current corporate campus and leased the facility back as construction of a new facility is being completed. Amortization of the deferred gain on the sale largely offsets the rent during the leaseback period.
Other income (expense): Net interest costs increased in the first quarter reflecting increased interest expense, which resulted primarily from a higher level of short-term borrowings. Our debt, including short- and long-term borrowings, net of cash and investments, at March 29, 2008 was $567 million, compared to $416 million at March 31, 2007. Average net debt outstanding during the first quarter of 2008 was approximately $581 million compared to $414 million during the first quarter of 2007, and this average may fluctuate in future periods as our working capital needs change.
The decrease in net miscellaneous income in the first quarter resulted primarily from foreign currency losses recognized in the period. These losses were partially offset by the recognition of a gain of approximately $5 million related to the sale of certain non-operating assets. The majority of miscellaneous income is attributable to equity in earnings from our joint venture in Mexico, Office Depot de Mexico, which increased slightly from the first quarter of 2007.
Other — Income Taxes: Our effective tax rate was 31.0% and 30.7% for the first quarters of 2008 and 2007, respectively. The effective tax rate may change due to shifts in domestic and international income and other factors. We anticipate our full year base operating rate to be approximately 31% to 32%. However, the effective tax rate in future periods can be affected by variability in our mix of income, the tax rates in various jurisdictions, changes in the rules related to accounting for income taxes, outcomes from tax audits that regularly are in process and our assessment of the need for accruals for uncertain tax positions.
LIQUIDITY AND CAPITAL RESOURCES
At March 29, 2008, we had approximately $182 million of cash and cash equivalents, as well as $749 million of available credit under our revolving credit facility. The credit availability reflects outstanding borrowings, as well as coverage of $79 million of outstanding letters of credit. We had an additional $82 million of letters of credit outstanding under separate agreements.

Our primary needs for cash include working capital for operations, capital expenditures for new stores, store remodels, information technology projects and supply chain costs, and funds to service our debt obligations and make acquisitions. We currently anticipate that we will fund these activities through cash on hand, funds generated from operations, property and equipment leases and funds available under our existing credit facilities.
We hold cash throughout our service areas, but we principally manage our cash through regional headquarters in North America and Europe. Historically, we moved cash between those regions from time to time through short-term transactions and used these cash transfers at the end of fiscal quarterly periods to pay down borrowings outstanding under our credit facilities. Although such transfers and debt repayments took place at the end of the first quarter of 2007, we completed a non-taxable distribution to the U.S. in the amount of $220 million during the fourth quarter of 2007, thereby permanently repatriating this cash. Additional distributions, including distributions of foreign earnings or changes in long-term arrangements could result in significant additional U.S. tax payments and income tax expense. Currently, there are no plans to change our expectation of foreign earnings reinvestment or the long-term nature of our intercompany arrangements.
During the first quarter of 2008, cash provided by operating activities totaled $127 million compared to $231 million during the same period last year. This decrease primarily reflects a reduction in business performance of approximately $85 million. Depreciation and amortization decreased by $8 million quarter over quarter as we recognized less accelerated depreciation in Charges in the first quarter of 2008. Changes in net working capital and other components resulted in a $33 million use of cash in the first quarter of 2008, compared to a $19 million use in the first quarter of 2007. The use in the 2008 period primarily reflected the timing of cash payments, offset partially by reduced inventory levels during the period. The timing of payments is subject to variability quarter to quarter depending on a variety of factors, including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. Vendor payment deferrals totaled approximately $100 million at the end of the first quarter of 2007, but we made no such deferrals at the end of the first quarter of 2008. The effect of such vendor payment deferrals at period-end on our financial statements is to report a higher accounts payable balance and lower balance of outstanding borrowings under our revolving credit facility than would otherwise appear if the vendor payments had not been deferred. For our accounting policy on cash management, see Note A of the Notes to Condensed Consolidated Financial Statements.
Cash used in investing activities was $80 million in the first quarter of 2008, compared to $113 million in the same period last year. The use of cash for the 2008 period reflects $106 million of capital expenditures for our new store openings in North America, as well as distribution network infrastructure costs and investments in information technology. During the first quarter of 2008, we sold certain non-operating assets, realizing a gain of approximately $5 million. Additionally, $18 million of cash that had been held in a restricted account at the end of 2007 was released during the quarter. Investing activities in 2007 included capital expenditures from our store expansion and remodel efforts in North America as well as previously accrued acquisition-related payments to former owners of entities acquired in 2006. We anticipate capital spending for the full year 2008 to be approximately $375 million.
Cash used in financing activities was $92 million in the first quarter of 2008, compared to $95 million during the same period in 2007. During the first quarter of 2008, we made debt repayments totaling approximately $91 million, of which $75 million was repaid on our revolving credit facility. The use of cash for the first quarter of 2007 resulted primarily from repurchases of our common stock as we purchased 2.6 million shares for approximately $90 million in the first quarter of 2007.

Modification to Credit Agreement
In March 2008, the Company and the lenders that are party to Revolving Credit Facility (the “Agreement”) entered into Amendment No.1 (the “Amendment”). The Amendment amends the Agreement by, among other things, (i) revising the minimum Fixed Charge Coverage Ratio (as defined in the Agreement) required to be maintained by the Company, (ii) deleting the ability of the Company and its subsidiaries to incur liens related to an accounts receivable securitization program and the ability to sell assets in connection with any such securitization program, (iii) limiting the Company’s liens securing other debt, (iv) imposing restrictions on the Company’s ability to make investments and acquisitions, subject to certain baskets set forth in the Amendment, (v) imposing restrictions on the Company’s ability to repurchase or redeem shares of its stock, subject to certain baskets set forth in the Amendment, and (vi) permitting certain liens, investments and debt which were in existence as of February 25, 2008 and as set forth on the revised schedules to the Agreement.
Such amendments (other than the amendments described in sub-clause (vi) above) shall be rescinded and of no further force and effect on the date that the Fixed Charge Coverage Ratio is not less than 1.70 to 1.00, measured as of the last day of each of the two fiscal quarters ended immediately prior to such date (the “Rescission Date”). Upon the occurrence of the Rescission Date, the terms of the Agreement which were amended by the Amendment (to the extent so rescinded as described above) revert to their respective terms as in effect prior to the effectiveness of the Amendment and the new provisions set forth in the Amendment, to the extent so rescinded, shall be of no further force and effect. In connection with the execution of the Amendment, the Company paid the lenders an approximate aggregate fee of $1.25 million.
CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2007 Form 10-K, filed on February 26, 2008, in the Notes to the Consolidated Financial Statements, Note A, and the Critical Accounting Policies section.
New Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. Certain aspects of this Standard were effective at the beginning of the first quarter of 2008. In November 2007, the FASB provided a one year deferral for the implementation of FAS 157 for other nonfinancial assets and liabilities. We do not anticipate that the adoption of the deferred portion of FAS 157 will have a material impact on our financial condition, results of operations or cash flows.
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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). This Standard changes the way consolidated net income is presented, requiring consolidated net income to report amounts attributable to both the parent and the noncontrolling interest but earnings per share will be based on amounts attributable to the parent. It also establishes protocol for recognizing certain ownership changes as equity transactions or gain or loss and requires presentation of noncontrolling ownership interest as a component of consolidated equity. The Standard is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively. We have not yet completed our assessment of the impact FAS 160 will have on our financial condition, results of operations or cash flows.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As FAS 161 relates specifically to disclosures, the Standard will have no impact on our financial condition, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risks
At March 29, 2008, there had not been a material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2007 Form 10-K.

Foreign Exchange Rate Risks
At March 29, 2008, there had not been a material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2007 Form 10-K.
Item 4. Controls and Procedures
We maintain controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be in this report is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the possible controls and procedures.
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
Changes in Internal Control over Financial Reporting
The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in refinements to processes throughout the Company. However, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As previously disclosed, the Company continues to cooperate with the SEC in their formal order of investigation issued in January 2008 covering the matters previously subject to the informal review commenced July 2007. A formal order of investigation allows the SEC to subpoena witnesses, books, records, and other relevant documents. The matters subject to the investigation include contacts and communications with financial analysts, inventory receipt, certain intercompany loans, any payments to foreign officials, timing of vendor payments, and timing of recognition of vendor program funds.
In early November 2007, two putative class action lawsuits were filed against the Company and certain of its executive officers alleging violations of the Securities Exchange Act of 1934. In addition, two putative shareholder derivative actions were filed against the Company and its directors alleging various state law claims including breach of fiduciary duty. The allegations in all four lawsuits primarily relate to the accounting for vendor program funds. Each of the above-referenced lawsuits were filed in the Southern District of Florida, and are captioned as follows: (1) Nichols v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 6, 2007; (2) Sheet Metal Worker Local 28 Pension Fund v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 5, 2007; (3) Marin, derivatively, on behalf of Office Depot, Inc. v. Office Depot, Inc., Steve Odland, Neil R. Austrian, David W. Bernauer, Abelardo E. Bru, Marsha J. Evans, David I. Fuente, Brenda J. Gaines, Myra M. Hart, Kathleen Mason, Michael J. Myers, and Office Depot, Inc. filed on November 8, 2007; and (4) Mason, derivatively, on behalf of Office Depot, Inc. v. Steve Odland, Neil R. Austrian, David W. Bernauer, Abelardo E. Bru, Marsha J. Evans, David I. Fuente, Brenda J. Gaines, Myra M. Hart, Kathleen Mason, Michael J. Myers, and Office Depot, Inc. filed on November 8, 2007.
On March 21, 2008, the court in the Southern District of Florida entered an Order consolidating the class action lawsuits and an Order consolidating the derivative actions. These lawsuits are in their early stages and we do not currently believe that they will have a material adverse impact on the Company or its results of operations. We intend to vigorously defend against these claims.
Item 1A. Risk Factors.
With the exception of a material change to the following previously disclosed risk factor, there have been no other material changes in our risk factors from those disclosed in Part 1, Item 1A of our 2007 Form 10-K.
Regulatory Risks: We are subject to a formal order of investigation from the SEC, in connection with our contacts and communications with financial analysts during 2007, as well as certain other matters, including inventory receipt, timing of vendor payments, certain intercompany loans, the timing of recognition of vendor program funds and payments to foreign officials. We are cooperating with the SEC on all matters. A negative outcome from this investigation could require us to restate prior financial results and could result in fines, penalties, or other remedies being imposed on us, which under certain circumstances could have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to company purchases made of Office Depot, Inc. common stock during the first quarter of the 2008 fiscal year:

				(c) Total	(d) Maximum
				Number of	Number (or
				Shares (or	Approximate
				Units)	Dollar Value) of
				Purchased as	Shares that May
	(a) Total			Part of Publicly	Yet Be
	Number of		(b) Average	Announced	Purchased Under
	Shares		Price Paid	Plans or	the Plans or
Period	Purchased		per Share	Programs(1)	Programs
December 30, 2007 – January 26, 2008	—		$—	—	$500,000,000
January 27, 2008 – February 23, 2008	22,038	(2)	$14.27	—	$500,000,000
February 24, 2008 – March 29, 2008	49,125	(2)	$11.51	—	$500,000,000
Total	71,163		$12.36	—	$500,000,000

(1)	On April 25, 2007, the board of directors authorized a common stock repurchase program whereby we were authorized to repurchase $500 million of our common stock. As of March 29, 2008, there had been no repurchases made under this authorization. As disclosed above, the amendment to the Company’s Revolving Credit Facility imposes restrictions on the Company’s ability to repurchase or redeem shares of its stock, subject to certain baskets set forth in the Amendment.

(2)	Represents shares of common stock delivered or restricted shares of common stock withheld to pay income tax or other tax liabilities with respect to the vesting of restricted stock, exercise of stock options, or the settlement of performance share awards.
Item 4. Submission of Matters to a Vote of Security Holders
On March 13, 2008, the company filed a Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 in advance of our Annual Meeting of Shareholders, which was held on April 23, 2008.
Item 6. Exhibits

Exhibits

10.1	Amendment to Executive Employment Agreement dated as of February 25, 2008, by and between Office Depot, Inc. and Steve Odland*

10.2	Amendment to Change of Control Agreement dated as of February 25, 2008, by and between Office Depot, Inc. and Charles E. Brown*

10.3	Amendment to Change of Control Agreement dated as of February 25, 2008, by and between Office Depot, Inc. and Carl (Chuck) Rubin*

10.4	Change of Control Agreement dated as of February 25, 2008, by and between Office Depot, Inc. and Daisy Vanderlinde*

10.5	Separation Agreement dated as of February 20, 2008, by and between Office Depot, Inc. and Patricia A. McKay*

10.6	Amendment No. 1 to the Credit Agreement, effective as of February 25, 2008, between Office Depot, Inc., the Lenders referred to therein and Wachovia Bank, National Association, as agent for the Lenders (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on March 10, 2008.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Section 1350 Certification

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC. (Registrant)
Date: April 29, 2008	By:	/s/ Steve Odland
Steve Odland
Chief Executive Officer and Chairman, Board of Directors (Principal Executive Officer)

Date: April 29, 2008	By:	/s/ Charles E. Brown
Charles E. Brown
President, International and Acting Chief Financial Officer (Principal Financial Officer)

Date: April 29, 2008	By:	/s/ Jennifer Moline
Jennifer Moline
Senior Vice President and Controller (Principal Accounting Officer)