Form 10-Q
period 2008-06-28
OFFICE DEPOT INC
filed 2008-07-30
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2008
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No☑
The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At June 28, 2008 there were 274,989,950 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	As of	As of	As of
	June 28,	December 29,	June 30,
	2008	2007	2007
Assets

Current assets:
Cash and cash equivalents	$156,607	$222,954	$122,695
Receivables, net	1,471,710	1,511,681	1,466,714
Inventories	1,647,044	1,717,662	1,586,241
Deferred income taxes	99,398	120,162	64,474
Prepaid expenses and other current assets	166,247	143,255	148,295

Total current assets	3,541,006	3,715,714	3,388,419
Property and equipment, net	1,695,581	1,588,958	1,463,361
Goodwill	1,391,656	1,282,457	1,228,681
Other intangible assets	110,964	107,987	108,696
Other assets	579,175	561,424	439,579

Total assets	$7,318,382	$7,256,540	$6,628,736

Liabilities and stockholders’ equity

Current liabilities:
Trade accounts payable	$1,398,321	$1,591,154	$1,582,487
Accrued expenses and other current liabilities	1,148,041	1,170,775	1,095,197
Income taxes payable	13,063	3,491	2,167
Short-term borrowings and current maturities of long-term debt	296,884	207,996	68,878

Total current liabilities	2,856,309	2,973,416	2,748,729
Deferred income taxes and other long-term liabilities	579,371	576,254	534,679
Long-term debt, net of current maturities	615,653	607,462	564,107
Minority interest	5,255	15,564	14,737

Commitments and contingencies

Stockholders’ equity:
Common stock — authorized 800,000,000 shares of $.01 par value; issued and outstanding shares - 280,962,284 in 2008, 428,777,625 in December 2007 and 428,553,951 in June 2007	2,810	4,288	4,286
Additional paid-in capital	1,177,644	1,784,184	1,757,070
Accumulated other comprehensive income	587,649	495,916	340,551
Retained earnings	1,551,979	3,783,805	3,647,543
Treasury stock, at cost — 5,972,334 shares in 2008, 155,819,358 shares in December 2007 and 155,784,207 shares in June 2007	(58,288)	(2,984,349)	(2,982,966)

Total stockholders’ equity	3,261,794	3,083,844	2,766,484

Total liabilities and stockholders’ equity	$7,318,382	$7,256,540	$6,628,736

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 26, 2008 (the “2007 Form 10-K”).

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Sales	$3,605,073	$3,631,599	$7,567,090	$7,725,199
Cost of goods sold and occupancy costs	2,621,557	2,535,480	5,414,894	5,359,972

Gross profit	983,516	1,096,119	2,152,196	2,365,227

Store and warehouse operating and selling expenses	811,694	799,494	1,678,500	1,685,186
General and administrative expenses	175,224	149,788	373,774	311,318
Amortization of deferred gain on building sale	(1,873)	(1,873)	(3,746)	(3,746)

Operating profit (loss)	(1,529)	148,710	103,668	372,469

Other income (expense):
Interest income	5,604	1,241	6,509	2,101
Interest expense	(14,406)	(18,031)	(29,226)	(30,671)
Miscellaneous income, net	6,502	9,874	14,943	19,695

Earnings (loss) before income taxes	(3,829)	141,794	95,894	363,594

Income taxes	(1,827)	36,212	29,123	104,241

Net earnings (loss)	$(2,002)	$105,582	$66,771	$259,353

Earnings (loss) per common share:
Basic	$(0.01)	$0.39	$0.24	$0.95
Diluted	(0.01)	0.38	0.24	0.93

Weighted average number of common shares outstanding:
Basic	272,845	271,879	272,620	273,690
Diluted	273,362	275,952	273,101	278,041
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2007 Form 10-K.

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	26 Weeks Ended
	June 28,	June 30,
	2008	2007
Cash flow from operating activities:
Net earnings	$66,771	$259,353
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	130,390	139,609
Charges for losses on inventories and receivables	64,678	47,335
Changes in working capital and other	(124,098)	(153,134)

Net cash provided by operating activities	137,741	293,163

Cash flows from investing activities:
Capital expenditures	(206,840)	(225,330)
Acquisitions, net of cash acquired, and related payments	(84,659)	(47,591)
Release of restricted cash	18,100	—
Purchase of assets sold and held for sale	(39,772)	—
Proceeds from assets sold and other	36,781	83,290

Net cash used in investing activities	(276,390)	(189,631)

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	855	25,294
Tax benefits from employee share-based payments	56	11,625
Acquisition of treasury stock under approved repurchase plans	—	(199,592)
Treasury stock additions from employee related plans	(944)	(9,801)
Net proceeds on long- and short-term borrowings	69,279	16,674

Net cash provided by (used in) financing activities	69,246	(155,800)

Effect of exchange rate changes on cash and cash equivalents	3,056	1,411

Net decrease in cash and cash equivalents	(66,347)	(50,857)
Cash and cash equivalents at beginning of period	222,954	173,552

Cash and cash equivalents at end of period	$156,607	$122,695

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2007 Form 10-K.

OFFICE DEPOT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Basis of Presentation
Office Depot, Inc., including consolidated subsidiaries, is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The Condensed Consolidated Balance Sheet at December 29, 2007 has been derived from audited financial statements at that date. The condensed interim financial statements as of June 28, 2008 and for the 13-week and 26-week periods ended June 28, 2008 (also referred to as “the second quarter of 2008” and “the first half of 2008”) and June 30, 2007 (also referred to as “the second quarter of 2007” and “the first half of 2007”) are unaudited. However, in our opinion, these financial statements reflect adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. In addition to the normal, recurring items recorded for interim financial statement presentation, we recognized expenses associated with exit and other activities because the related accounting criteria were met during the period. We have included the balance sheet from June 30, 2007 to assist in analyzing our company.
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
Cash Management: Our cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement accounts on a daily basis. Accounts payable as of June 28, 2008, December 29, 2007 and June 30, 2007 included $92 million, $127 million and $216 million, respectively, of amounts not yet presented for payment drawn in excess of disbursement account book balances, after considering existing offset provisions. We borrow on a cost effective basis during the quarter, which may result in higher levels of borrowings and invested cash within the period. At the end of the quarter, cash may be used to minimize borrowings outstanding at the balance sheet date.
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. Certain aspects of this Standard were effective at the beginning of the first quarter of 2008 and had no impact on the company. In November 2007, the FASB provided a one year deferral for the implementation of FAS 157 for other nonfinancial assets and liabilities. We do not anticipate that the adoption of the deferred portion of FAS 157 will have a material impact on our financial condition, results of operations or cash flows.
The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R) (“FAS 158”). This Standard prescribes two phases of implementation. In the first phase, which we adopted in 2006, deferred pension gains and losses are reflected in accumulated other comprehensive income. The second phase of FAS 158 requires that the valuation date of plan accounts be as of the end of the fiscal year, with that change required to be implemented by fiscal years ending after December 15, 2008. We anticipate that the change will reduce year end 2008 retained earnings by approximately $0.8 million at current exchange rates.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (R), Business Combinations (“FAS 141R”). This Standard retains the fundamental acquisition method of accounting established in Statement 141; however, among other things, FAS 141R requires recognition of assets and liabilities of noncontrolling interests acquired, fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, recognition of the fair value of contingencies, and adjustments to income tax expense for changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination. The Standard is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively. The Standard does not address transition provisions for certain items treated differently under FAS 141 and FAS 141R. Accordingly, capitalized acquisition costs related to transactions not finalized at the time of adoption of FAS 141R will be expensed under that Standard. We are not able to currently estimate the amounts to be expensed upon adoption.
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
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on our financial condition, results of operations or cash flows.

Note B — Acquisitions
In April 2008, the company and Reliance Retail Ltd, a subsidiary of Reliance Industries Ltd., through a joint venture acquired 100% of eOfficePlanet India pvt., India’s leading provider of office products and services to corporate customers. The company invested approximately $20 million in the joint venture and holds a controlling 51% interest. The joint venture is included in our International Division. Both our integration plans and our assessment of the value of assets and liabilities acquired are in the process of being finalized and implemented. Accordingly, the amount initially allocated to goodwill likely will change as the integration and valuation processes are completed. The effects of this acquisition are not considered material to our financial condition, results of operations or cash flows.
Also in April 2008, the company acquired under previously existing put options all remaining minority interest shares of its joint ventures in Israel and China for approximately $40 million and $22 million, respectively.
Note C — Comprehensive Income
Comprehensive income represents all non-owner changes in stockholders’ equity and consists of the following:

(In thousands)	Second Quarter		First Half
	2008	2007	2008	2007
Net earnings (loss)	$(2,002)	$105,582	$66,771	$259,353
Other comprehensive income:
Foreign currency translation adjustments, net	15,434	31,215	104,158	45,101
Amortization of gain on cash flow hedge	(414)	(414)	(829)	(829)
Deferred pension accounts	(11,470)	—	(11,470)	—
Unrealized gain (loss) on cash flow hedge	(125)	(19)	(125)	1,026

Total comprehensive income	$1,423	$136,364	$158,505	$304,651

Note D — Accounting for Uncertainty in Income Taxes
We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2000. Our U.S. federal filings for the years 2000 and 2002 through 2006 are under routine examination, and the U.S. federal tax returns for 2007 and 2008 are under concurrent year review. It is reasonably possible that certain of these audits will close within the next 12 months, which could result in a decrease of as much as $14 million or an increase of as much as $12 million to our accrued uncertain tax positions. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits, however, an estimate of such changes cannot reasonably be made.

Note E — Earnings Per Share (“EPS”)
The information related to our basic and diluted EPS is as follows:

	Second Quarter		First Half
(In thousands, except per share amounts)	2008	2007	2008	2007

Numerator:
Net earnings (loss)	$(2,002)	$105,582	$66,771	$259,353

Denominator:
Weighted average shares outstanding:
Basic	272,845	271,879	272,620	273,690
Effect of dilutive stock options and restricted stock	517	4,073	481	4,351

Diluted	273,362	275,952	273,101	278,041

EPS:
Basic	$(0.01)	$0.39	$0.24	$0.95
Diluted	(0.01)	0.38	0.24	0.93
Options and nonvested shares representing 14.4 million shares of common stock were outstanding for the quarter ended June 28, 2008 but were not included in the computation of diluted earnings per share because their effect would have been antidilutive. The diluted share amount for the second quarter of 2008 is provided for informational purposes, as the net loss for the period causes basic EPS to be the most dilutive.
Note F — Division Information
Office Depot operates in three reportable segments: North American Retail Division, North American Business Solutions Division, and International Division. The following is a summary of our significant accounts and balances by reportable segment (or “Division”), reconciled to consolidated totals.

	Sales
	Second Quarter		First Half
(In thousands)	2008	2007	2008	2007

North American Retail Division	$1,433,059	$1,525,334	$3,146,515	$3,373,934
North American Business Solutions Division	1,064,077	1,123,242	2,168,097	2,285,592
International Division	1,107,937	983,023	2,252,478	2,065,673

Total	$3,605,073	$3,631,599	$7,567,090	$7,725,199

	Division Operating Profit (Loss)
	Second Quarter		First Half
(In thousands)	2008	2007	2008	2007

North American Retail Division	$(4,379)	$99,239	$78,090	$251,587
North American Business Solutions Division	49,300	78,329	108,868	150,545
International Division	51,153	42,134	111,334	124,197

Total reportable segments	96,074	219,702	298,292	526,329
Eliminations	—	—	—	(73)

Total	$96,074	$219,702	$298,292	$526,256

A reconciliation of the measure of Division operating profit to consolidated earnings (loss) before income taxes is as follows:

	Second Quarter		First Half
(In thousands)	2008	2007	2008	2007

Total Division operating profit	$96,074	$219,702	$298,292	$526,256
Charges, as defined below	(15,536)	(11,883)	(26,280)	(23,947)
Corporate general and administrative expenses (excluding Charges)	(83,940)	(60,982)	(172,090)	(133,586)
Amortization of deferred gain	1,873	1,873	3,746	3,746
Interest income	5,604	1,241	6,509	2,101
Interest expense	(14,406)	(18,031)	(29,226)	(30,671)
Miscellaneous income, net	6,502	9,874	14,943	19,695

Earnings (loss) before income taxes	$(3,829)	$141,794	$95,894	$363,594

Goodwill by Division is as follows:

	Goodwill
	June 28,	December 29,	June 30,
(In thousands)	2008	2007	2007

North American Retail Division	$2,249	$2,315	$2,147
North American Business Solutions Division	369,195	368,628	366,993
International Division	1,020,212	911,514	859,541

Total	$1,391,656	$1,282,457	$1,228,681

The change in goodwill balances compared to year end 2007 results primarily from the acquisitions completed in the second quarter of 2008, which increased goodwill by approximately $58 million, and changes in foreign currency exchange rates on goodwill balances recorded in local functional currencies, which increased goodwill by approximately $51 million. In addition to these drivers, the change in goodwill balances from the second quarter of last year also reflects the completion of fair value estimates on certain acquisitions made in 2006. See Note B for additional information on the acquisitions completed in 2008.
Note G — Asset Impairments, Exit Costs and Other Charges
During the third quarter of 2005, we announced a number of material charges relating to asset impairments, exit costs and other operating decisions (the “Charges”). This announcement followed a wide-ranging assessment of assets and commitments which began in the second quarter of 2005. Through the end of the second quarter of 2008, we had recorded $412 million of Charges. Expenses associated with future activities will be recognized as the individual plans are implemented and the related accounting recognition criteria are met. As with any estimate, the amounts may change when expenses are incurred. We manage these costs and programs at the corporate level and, accordingly, these amounts are not included in determining Division operation profit.
During the second quarter of 2008, we recognized approximately $16 million of Charges associated with these projects as the previously-identified plans were implemented and the related accounting recognition criteria were met. Approximately $12 million is included in store and warehouse operating and selling expenses and approximately $4 million is included in general and administrative expenses on our Condensed Consolidated Statement of Earnings. Implementation of projects during the quarter resulted in charges primarily for severance-related expenses and accelerated depreciation. The 2008 year to date Charges totaled approximately $27 million, of which, $20 million is presented in store and warehouse operating and selling expenses and approximately $7 million is presented in general and administrative expenses.

Charges for the second quarter of 2007 totaled approximately $12 million, of which, $10 million was included in store and warehouse operating and selling expenses and $2 million was included in general and administrative expenses. Charges for the first half of 2007 totaled approximately $24 million, of which, $19 million was included in store and warehouse operating and selling expenses and $5 million was included in general and administrative expenses. The second quarter and first half 2007 Charges primarily related to severance expenses and accelerated depreciation.
The following table summarizes the Charges recognized in the first half of 2008 by type of activity as well as changes in the related accrual balances.

	Balance at				Currency	Balance at
	December 29,	Charges	Cash	Non-cash	and other	June 28,
(In millions)	2007	incurred	payments	settlements	adjustments	2008

One-time termination benefits	$13	$15	$(17)	$(3)	$1	$9
Lease and contract obligations	17	—	(4)	—	(1)	12
Accelerated depreciation	—	9	—	(9)	—	—
Other associated costs	—	3	(2)	(1)	—	—

Total	$30	$27	$(23)	$(13)	$—	$21

During the second quarter of 2008, the company initiated a voluntary exit incentive program for certain employees. Severance expenses under this program are estimated to total $6.9 million, the majority of which will be recognized and paid by the end of fiscal year 2008. We recognized approximately $5.6 million of these expenses in the second quarter of 2008.
Note H — Pension Disclosures
The company has an active defined benefit pension plan covering certain employees in one International location. In April 2008, following trustee approval and notification of employees, future service benefits ceased for the remaining employees under the plan. As a result of this curtailment, a gain of approximately $13.1 million was recognized during the second quarter, including $11.5 million from the change in benefits and $1.6 million from previously accrued benefits included in other comprehensive income. In addition, service cost for the quarter was adjusted so that the year to date 2008 amount equaled one half of the revised full year projected cost. The gain is presented in store and warehouse operating and selling expenses on the Condensed Consolidated Statement of Earnings and included in the International Division’s operating profit.
The components of net periodic pension cost (gain) are as follows:

	Second Quarter		First Half
(In millions)	2008	2007	2008	2007

Service cost	$(0.3)	$1.3	$0.6	$3.1
Interest cost	3.1	2.9	6.1	5.8
Expected return on plan assets	(2.9)	(2.2)	(5.7)	(4.4)
Plan curtailment	(13.1)	—	(13.1)	—

Net periodic pension cost (gain)	$(13.2)	$2.0	$(12.1)	$4.5

Plan assets and obligations were revalued at the curtailment date. Giving effect to additional funding through the end of the second quarter, the net unfunded pension liability was $62.9 million at June 28, 2008, compared to $67.9 million at December 29, 2007. Changes in deferred actuarial gains and asset returns different from projections up to the curtailment date and curtailment-related impacts reduced other comprehensive income by approximately $11.5 million during the second quarter of 2008. For the first half of 2008, the Company contributed approximately $4.5 million to this plan and purchased approximately $0.5 million of annuity contracts for a separate plan.

In accordance with new pension accounting rules applicable to the company in the fourth quarter of 2008 (FAS 158), the pension plan valuation date will change from the currently used date of the end of October to the end of December. This change is expected to result in a charge to retained earnings of approximately $0.8 million at current exchange rates using the proportionate measurement approach specified in that Standard.
Note I — Capital Stock
During the second quarter of 2008, we retired approximately 150 million shares of treasury stock. This was a non-cash transaction, and the reduction in the treasury stock account was offset by changes in other equity accounts. The par value of the retired shares was charged against common stock, and the excess of purchase price over par value was allocated between additional paid-in capital and retained earnings using a pro rata method. The impact of this transaction on the condensed consolidated balance sheet was to reduce common stock, additional paid-in capital, retained earnings and treasury stock by approximately $1.5 million, $626.9 million, $2,298.6 million and $2,927.0 million, respectively.
Note J — Investment in Unconsolidated Joint Venture
Since 1994, we have participated in a joint venture in Mexico, Office Depot de Mexico. Because we participate equally in this business with a partner, we account for this investment using the equity method. Our proportionate share of Office Depot de Mexico’s net income or loss is presented in miscellaneous income, net in the Condensed Consolidated Statements of Earnings.
The following tables provide summarized unaudited information from the balance sheet and statement of earnings for Office Depot de Mexico:

	June 28,	December 29,	June 30,
(In thousands)	2008	2007	2007

Current assets	$238,430	$202,188	$227,627
Non-current assets	277,577	250,561	221,943
Current liabilities	181,816	169,592	152,561
Non-current liabilities	—	—	—

	Second Quarter		First Half
(In thousands)	2008	2007	2008	2007

Sales	$227,905	$188,692	$454,745	$392,397
Gross profit	66,973	55,905	130,939	112,414
Net income	17,041	14,580	34,024	31,355
Note K — Subsequent Events
During July 2008, we acquired a 51% controlling interest in AGE Kontor & Data AB, a contract and retail office supply company operating in Sweden. Under terms of the agreement, the company may purchase or be required to purchase the remaining 49% interest for $20 million during the third quarter of 2010, or earlier under limited conditions. The business will be consolidated in our third quarter financial statements effective with the date of the acquisition and reported in the International Division.

During the first quarter of 2008, we amended our Revolving Credit Facility (the “Amended Credit Agreement”) which revised our required minimum fixed charge coverage ratio, limited our ability to make investments and acquisitions, restricted our ability to repurchase shares of company common stock and limited the amount of borrowings or liens the company can incur. Based on current projected operating results, the company anticipates remaining in compliance with all of the restrictive covenants, though the margin of coverage for the fixed charge coverage ratio, which is a trailing four quarter calculation, is projected to be at its lowest point at the end of the third quarter of 2008. If actual operating results for the third quarter are lower than expected, we may be in noncompliance with the Amended Credit Agreement as of the end of the third quarter of 2008. An event of noncompliance that is not waived by the lenders would be an event of default and would trigger cross-default provisions in other agreements, causing the acceleration of all amounts outstanding to be immediately due and payable. We are seeking a new credit facility that will replace our existing facility before the end of the third quarter of 2008. We anticipate that any new credit facility will provide borrowing capacity in an amount similar to that of the Amended Credit Agreement and will be collateralized by the company’s accounts receivable and inventory in the United States and significant international subsidiaries. While a new credit facility may remove the restrictive covenants in the current Amended Credit Agreement, it is likely to bear interest at a higher rate than our current facility. We may also seek additional financing arrangements in future periods as conditions warrant.
On July 21, 2008, the U.K. enacted legislation that likely will result in bringing additional taxable income into our operating structure in that jurisdiction. We currently are unable to quantify the impact on our effective tax rate, but the law change is retroactive to March 12, 2008 and could materially increase our tax expense in future periods. We will work within the law to mitigate the impact of this change.

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
RESULTS OF OPERATIONS
OVERVIEW
A summary of factors important to understanding the results for the second quarter of 2008 is provided below and further discussed in the narrative that follows this overview.
•	Sales for the second quarter and first half of 2008 decreased when compared to the same periods in 2007. For the second quarter, sales in North America were down 6%, while International sales increased 13% in U.S. dollars and 2% in local currencies. North American Retail Division comparable store sales decreased 10% for the second quarter and year to date periods.

•	Gross profit as a percentage of sales for the second quarter of 2008 was 27.3%, compared to 30.2% for the same period in 2007. The comparison reflects lower margins from lower vendor program support, increased inventory-related charges, product cost increases and a shift in customer mix in our North American Business Solutions Division, partially offset by higher private brand penetration.

•	As part of our previously announced streamlining activities, we recorded $16 million of charges in the second quarter of 2008 compared to $12 million of charges in the second quarter of 2007 (the “Charges”).

•	Total operating expenses as a percent of sales for the second quarter of 2008 were 27.3% compared to 26.1% for the same quarter of the prior year. This increase primarily reflects higher corporate charges for professional and legal fees and compensation costs, the de-leveraging of fixed costs against lower sales levels and the impact of severance charges associated with a voluntary exit incentive plan initiated during the quarter.

•	We reported a net loss of $2 million for the second quarter of 2008 compared to net earnings of $106 million in the same quarter of the prior year, and we reported a diluted loss per share of $(0.01) in the second quarter of 2008 versus earnings per share of $0.38 in the same period a year ago. After-tax Charges negatively impacted EPS by $0.05 in the second quarter of 2008 and $0.03 in the second quarter of 2007.
•	Net earnings for the year to date period were $67 million compared to $259 million in the same period of the prior year, and diluted earnings per share were $0.24 in the first half of 2008 versus $0.93 in the same period a year ago. After-tax Charges negatively impacted EPS by $0.08 in the first half of 2008 and $0.08 in the first half of 2007.
Charges and Division Results
Charges
During the third quarter of 2005, we announced a number of material charges relating to asset impairments, exit costs and other operating decisions. This announcement followed a wide-ranging assessment of assets and commitments which began in the second quarter of 2005. We indicated that these actions would continue to impact our results for several years, and expenses associated with future activities would be recognized as the individual plans are implemented and the applicable accounting recognition criteria are met. Charges incurred since this program began in the third quarter of 2005 total $412 million. We currently estimate recognizing $20 million of Charges during the remainder of 2008, for a 2008 total of $47 million. Additionally, we anticipate recognizing $40 million of Charges in 2009. These future Charges are primarily severance-related expenses and accelerated depreciation associated with the consolidation of warehouses and distribution centers in both North America and Europe and the consolidation and outsourcing of our International call centers. As with any estimate, the timing and amounts may change when projects are implemented and such changes may be material. Also, changes in foreign currency exchange rates may have an impact on amounts reported in U.S. dollars related to foreign operations.
Our measurement of Division operating profit excludes the Charges because they are evaluated internally at the corporate level. The Charges recognized during the second quarter and first half of 2008 and 2007 are included in the following lines in our Condensed Consolidated Statements of Earnings.

	Second Quarter		First Half
(In millions)	2008	2007	2008	2007

Store and warehouse operating and selling expenses	$12	$10	$20	$19
General and administrative expenses	4	2	7	5

Total Charges	$16	$12	$27	$24

Other
The portion of General and Administrative (“G&A”) expenses considered directly or closely related to division activity is included in the measurement of Division operating profit. Other companies may charge more or less G&A expenses to their divisions, and our results therefore may not be comparable to similarly titled measures used by some other entities. Our measure of Division operating profit should not be considered as an alternative to operating income or net earnings determined in accordance with accounting principles generally accepted in the United States of America.

Results for the second quarter and first half of both 2008 and 2007 include recognition of vendor program funds based on amounts earned to date and some amounts based on projections of sales and purchases for the remainder of the respective years. Should sales be less or more than the current projections, the vendor program amounts recognized in those future periods will be adjusted accordingly. For example, in the fourth quarter of 2007, as a result of lower-than-expected sales, we reduced our North American vendor program funds by approximately $30 million related to amounts recognized in earlier quarterly periods. We have prepared our financial statements in each period based on information available at the time, however, changes in such estimates may impact our financial statements in future periods. For additional information on our accounting for vendor arrangements and related accounting estimates, see Critical Accounting Policies in our 2007 Form 10-K.
North American Retail Division

	Second Quarter		First Half
(Dollars in millions)	2008	2007	2008	2007

Sales	$1,433.1	$1,525.3	$3,146.5	$3,373.9
% change	-6%	1%	-7%	2%

Division operating profit (loss)	$(4.4)	$99.2	$78.1	$251.6
% of sales	-0.3%	6.5%	2.5%	7.5%
Second quarter sales in the North American Retail Division decreased 6% compared to the same period last year. Comparable store sales in the 1,178 stores in the U.S. and Canada that have been open for more than one year decreased 10% in the second quarter and first half of 2008. The decline in comparable store sales was driven primarily by lower sales in our major product categories of furniture, supplies and technology. The sales decline in the second quarter and first half of 2008 continued to reflect the adverse impacts of the macroeconomic environment including rising fuel prices, increases in commodity costs and housing-related issues that resulted in weaker small business and consumer spending as compared to the same periods of 2007. Persistent economic weakness in Florida and California combined with deterioration in markets outside of these two states continued to negatively impact sales levels in the second quarter of 2008. Private brand penetration for the North American Retail Division increased over the second quarter of 2007. While increased private brand penetration improved product margins and contributed to overall profitability in the second quarter, the lower selling prices negatively impacted comparable store sales.
The North American Retail Division reported an operating loss of approximately $4 million, compared to $99 million of operating profit in the same period of the prior year. Operating profit as a percentage of sales declined to (0.3)% in the second quarter of 2008, down 680 basis points from 6.5% in the prior year period. Approximately 220 basis points of the decrease in operating margin relates to product margin, including lower vendor program support and higher levels of inventory clearance activities than the second quarter of 2007. Partially offsetting these negative factors were increased private brand penetration and management of promotional activity, which improved product margins in the second quarter of 2008 compared to the same period in 2007. Additionally, following our physical inventory and reconciliation process, we recognized inventory-related charges that lowered our operating margin by approximately 170 basis points compared to the second quarter of 2007. The charges included recognition of inventory shrinkage experienced and the impact of increasing our shrinkage rate to reflect our current estimate of appropriate accrual rates based upon historical amounts and expected sales volumes. The charges also included vendor settlements and import shipping discrepancies. As a result of the decline in 2008 sales, fixed property costs expressed as a percentage of sales reduced operating margin by approximately 160 basis points. While Division operating expenses in absolute dollars were essentially flat compared to the prior year, expressed as a percentage of sales, they reduced operating margin by approximately 130 basis points. This increase was driven primarily by a de-leveraging of payroll and other operating costs against declining sales levels as well as the impact of additional costs related to new stores opened since the second quarter of 2007. Partially offsetting this increase was lower performance-based variable pay and a reduction in workers’ compensation and other insurance costs in the second quarter of 2008, which resulted from improved safety experience and its impact on the related projected liabilities.

On a year to date basis, Division operating profit decreased from $252 million in 2007 to $78 million in 2008, and operating margin declined 500 basis points to 2.5% from the first half of 2007. This decrease resulted from similar factors and trends as those outlined in the quarterly discussion above. Additionally, operating expenses for the first half of 2008 were negatively impacted by increased pre-opening expenses related to the higher level of store openings in the first quarter of 2008 compared to the same period of 2007.
Inventory per store was $909 thousand as of the end of the second quarter of 2008, down approximately 6% from the end of the second quarter of 2007. On an average basis, inventory per store was $927 thousand for the second quarter of 2008, reflecting a reduction of 9% from the same period in 2007. These changes resulted primarily from inventory management and the mitigation of inventory risk through clearance activities. In response to lower sales levels, we are reducing the amount of inventory we purchase from our vendors. Additionally, we are scaling back on purchasing big-ticket, low-margin products in an effort to reduce our exposure to high-risk items.
Comparable average sales per square foot decreased from $212 in the second quarter of 2007 to $192 in the second quarter of 2008. While most of the sales decline was due to a reduction in the number of transactions, average order value was down slightly compared to the second quarter of 2007.
At the end of the second quarter of 2008, Office Depot operated a total of 1,272 office products stores throughout the U.S. and Canada as we opened six stores in the quarter, bringing our total store openings for the first half of 2008 to 51. We have reduced the number of anticipated openings for the balance of the year to less than 15 stores. During the second quarter we remodeled two stores and have completed three in the first half of 2008. For the full year, we have significantly reduced the number of planned store remodels from 100 to 11, in an effort to reduce our capital and expense spending. These remodeling activities affect the performance of the North American Retail Division from both acceleration of depreciation of store assets, as well as from the costs associated with the specific remodel efforts, some of which are not capitalizable. We exclude the brief remodel period from our comparable store sales calculation to partially account for the disruption.
North American Business Solutions Division

	Second Quarter		First Half
(Dollars in millions)	2008	2007	2008	2007

Sales	$1,064.1	$1,123.2	$2,168.1	$2,285.6
% change	-5%	—%	-5%	1%

Division operating profit	$49.3	$78.3	$108.9	$150.5
% of sales	4.6%	7.0%	5.0%	6.6%
Second quarter and year to date sales in the North American Business Solutions Division decreased 5% compared to the same periods last year, reflecting adverse impacts of the macroeconomic environment, which continued to impact small business and consumer spending. Despite increased sales levels in our large, national account customers and in the public sector, lower sales to small- to mid-sized customers resulted in decreases in Contract sales of 5% for the second quarter and 4% for the year to date period. Sales in our Direct business were down 6% in the second quarter of 2008 and 9% in the first half of 2008 compared to the same periods of the prior year. Almost half of the decrease in Division sales was related to our technology business, which resulted in part from our purposely eliminating unprofitable accounts in this business.

Operating profit in the North American Business Solutions Division decreased to $49 million in the second quarter of 2008, compared to $78 million in the same period of the prior year. Operating profit as a percentage of sales declined to 4.6%, down 240 basis points from the prior year period. Approximately 160 basis points of this decline relates to product margin, including a change in customer mix, increased promotional activity, and some cost increases that could not be fully passed along to our customers. Additionally, we experienced a decrease in vendor program support, which reduced operating margin by approximately 40 basis points. Other negative impacts to operating margin, including increased charges for inventory shrinkage and a de-leveraging of fixed costs against lower sales levels, totaled approximately 70 basis points. Operating expenses as a percentage of sales decreased approximately 30 basis points from the second quarter of 2007, primarily reflecting a reduction in workers’ compensation and other insurance costs from improved safety experience and its impact on the related projected liabilities, and to a lesser extent, lower performance-based variable pay. During the second quarter of 2008, the Division reduced its sales force and support staff in response to the slowdown in the economy, resulting in approximately $1 million of severance charges in the period.
On a year to date basis, Division operating profit decreased from $151 million in 2007 to $109 million in 2008, and operating margin declined 160 basis points to 5.0% from the first half of 2007. This decrease resulted from similar factors and trends as those outlined in the quarterly discussion above.
See Part II — Item 1A. “Risk Factors” for additional discussion of risks related to government contracts.
International Division

	Second Quarter		First Half
(Dollars in millions)	2008	2007	2008	2007

Sales	$1,107.9	$983.0	$2,252.5	$2,065.7
% change	13%	14%	9%	18%
% change in local currency sales	2%	7%	-1%	9%

Division operating profit	$51.2	$42.1	$111.3	$124.2
% of sales	4.6%	4.3%	4.9%	6.0%
Second quarter and year to date sales in the International Division increased 13% and 9%, respectively, in U.S. dollars, and sales in local currencies increased by 2% in the second quarter and decreased by 1% for the first half of 2008. Business softness in the U.K. and a weakening of the macroeconomic environment across continental Europe constrained our sales growth in the second quarter. In local currencies, Contract sales increased by 6% and Direct sales remained relatively flat compared to the second quarter of 2007. The increase in the Contract business was driven primarily by higher sales levels in the U.K. and Germany. Customer service levels continue to improve in the U.K., and despite the economic slowdown in that country, sales in the public sector were up compared to the second quarter of 2007.
Division operating profit increased to $51 million in the second quarter of 2008, compared to $42 million in the same period of the prior year. Included in the Division operating profit for the 2008 period is a non-cash gain of approximately $13 million related to the curtailment of a defined benefit pension plan in the U.K. Changes in foreign exchange rates positively impacted the Division’s operating profit by approximately $3 million. Operating profit as a percentage of sales increased by 30 basis points to 4.6% in the second quarter of 2008, as the 120 basis point improvement related to the pension plan curtailment was somewhat offset by costs associated with investments made to support our growth initiatives. These activities, which reduced operating margin by approximately 100 basis points, are expected to provide operating margin expansion over the longer term and include the establishment of our regional offices in Asia and Latin America, the centralization of certain support functions in Europe, our expansion into Poland and the consolidation of certain warehouse facilities. Lower performance-based variable pay increased operating margin by approximately 30 basis points, but was somewhat offset by 20 basis points of other margin decreases.

On a year to date basis, Division operating profit decreased from $124 million in 2007 to $111 million in 2008. Changes in foreign exchange rates positively impacted the Division’s operating profit by approximately $8 million for the first half of 2008. Operating margin declined 110 basis points to 4.9% from the first half of 2007, reflecting the negative impact of our business in the U.K. in the first quarter of 2008 as well as costs associated with implementing our growth initiatives as outlined in the quarterly discussion above.
During April 2008, the company and Reliance Retail Ltd, a subsidiary of Reliance Industries Ltd., through a joint venture acquired 100% of eOfficePlanet India pvt., India’s leading provider of office products and services to corporate customers. The results of this joint venture have been consolidated into our results for the portion of the quarter since acquisition, but the impact was not significant to the quarter or year to date periods.
Corporate and Other
General and Administrative Expenses: Total G&A increased from $150 million in the second quarter of 2007 to $175 million in the second quarter of 2008. As noted above, the portion of G&A expenses considered directly or closely related to division activity is included in the measurement of Division operating profit. The remainder of the total G&A expenses are considered corporate expenses. A breakdown of G&A is provided in the following table:

	Second Quarter		First Half
(In millions)	2008	2007	2008	2007

Division G&A	$87.7	$86.8	$194.8	$172.8
Corporate G&A	87.5	63.0	179.0	138.5

Total G&A	$175.2	$149.8	$373.8	$311.3

Increases in Division G&A, which were primarily driven by investments made to support our International growth initiatives as discussed above and the impact of changes in foreign exchange rates, were offset by reduced performance-based variable pay. Corporate G&A includes Charges of $4 million and $2 million in the second quarter of 2008 and 2007, respectively. After considering the impact of Charges recognized in the period, corporate G&A expenses as a percentage of sales increased approximately 60 basis points during the second quarter of 2008 compared to the same period of 2007 primarily reflecting higher corporate charges for professional and legal fees associated with the company’s recent proxy challenge and legal matters described in Part II — Item 1. “Legal Proceedings.” We experienced higher compensation costs in corporate G&A in the second quarter of 2008 compared to the second quarter of 2007, including a slight increase in performance-based variable pay. Also, during the second quarter of 2008 the company initiated a voluntary exit incentive program for certain employees that resulted in a charge of approximately $5.6 million for severance expenses in the period. An additional $1.3 million of severance will be recognized over the balance of 2008 as certain employees complete their service and the accounting recognition criteria are met.
During 2006, we sold our current corporate campus and leased the facility back as construction of a new facility is being completed. Amortization of the deferred gain on the sale largely offsets the rent during the leaseback period.
Other income (expense): Interest income totaled approximately $6 million the second quarter of 2008 compared to $1 million in the second quarter of 2007, reflecting $5 million of incremental interest income related to prior periods, none of which were individually significant. Interest expense declined from approximately $18 million in the second quarter of 2007 to $14 million in response to lower interest rates and lower average debt balances in the 2008 period.

The decrease in net miscellaneous income in the second quarter resulted primarily from foreign currency losses recognized in the period. The majority of miscellaneous income is attributable to equity in earnings from our joint venture in Mexico, Office Depot de Mexico, which increased from $7.3 million in the second quarter of 2007 to $8.5 million in the second quarter of 2008. The decrease in net miscellaneous income for the first half of 2008 also resulted primarily from foreign currency losses. These losses were partially offset by a gain of approximately $5 million related to the sale of certain non-operating assets, which was recognized during the first quarter of 2008.
Other — Income Taxes: Our effective tax rate was 47.7% and 25.5% for the second quarters of 2008 and 2007, respectively. The current effective rate of 47.7% primarily reflects the impact from adjusting for an anticipated full year shift in the mix of domestic and international pre-tax income divided by a low current period pre-tax amount. The lower rate for the second quarter of 2007 mainly reflected the impact from an adjustment to a valuation allowance that was recognized in that period.
On July 21, 2008, the U.K. enacted legislation that likely will result in bringing additional taxable income into our operating structure in that jurisdiction. We currently are unable to quantify the impact on our effective tax rate, but the law change is retroactive to March 12, 2008 and could materially increase our tax expense in future periods. We will work within the law to mitigate the impact of this change. Without consideration of this tax law change, we anticipate our full year base operating rate to be approximately 29% to 30%. However, the effective tax rate in future periods can be affected by variability in our mix of income, the tax rates in various jurisdictions, changes in the rules related to accounting for income taxes, outcomes from tax audits that regularly are in process and our assessment of the need for accruals for uncertain tax positions.
LIQUIDITY AND CAPITAL RESOURCES
At June 28, 2008, we had approximately $157 million of cash and cash equivalents, as well as $612 million of available credit under our revolving credit facility. The credit availability reflects outstanding borrowings, as well as coverage of $92 million of outstanding letters of credit. We had an additional $86 million of letters of credit outstanding under separate agreements.
Our primary needs for cash include working capital for operations, capital expenditures for new stores, store remodels, information technology projects and supply chain costs, and funds to service our debt obligations and make acquisitions. We currently anticipate that we will fund these activities through cash on hand, funds generated from operations, property and equipment leases and funds available under our credit facilities.
During the first quarter of 2008, we amended our Revolving Credit Facility (the “Amended Credit Agreement”) which revised our required minimum fixed charge coverage ratio, limited our ability to make investments and acquisitions, restricted our ability to repurchase shares of company common stock and limited the amount of borrowings or liens the company can incur. Based on current projected operating results, the company anticipates remaining in compliance with all of the restrictive covenants, though the margin of coverage for the fixed charge coverage ratio, which is a trailing four quarter calculation, is projected to be at its lowest point at the end of the third quarter of 2008. If actual operating results for the third quarter are lower than expected, we may be in noncompliance with the Amended Credit Agreement as of the end of the third quarter of 2008. An event of noncompliance that is not waived by the lenders would be an event of default and would trigger cross-default provisions in other agreements, causing the acceleration of all amounts outstanding to be immediately due and payable. We are seeking a new credit facility that will replace our existing facility before the end of the third quarter of 2008. We anticipate that any new credit facility will provide borrowing capacity in an amount similar to that of the Amended Credit Agreement and will be collateralized by the company’s accounts receivable and inventory in the United States and significant international subsidiaries. While a new credit facility may remove the restrictive covenants in the current Amended Credit Agreement, it is likely to bear interest at a higher rate than our current facility. We may also seek additional financing arrangements in future periods as conditions warrant.

We hold cash throughout our service areas, but we principally manage our cash through regional headquarters in North America and Europe. Historically, we moved cash between those regions from time to time through short-term transactions and used these cash transfers at the end of fiscal quarterly periods to pay down borrowings outstanding under our credit facilities. Although such transfers and debt repayments took place at the end of the second quarter of 2007, we completed a non-taxable distribution to the U.S. in the amount of $220 million during the fourth quarter of 2007, thereby permanently repatriating this cash. Additional distributions, including distributions of foreign earnings or changes in long-term arrangements could result in significant additional U.S. tax payments and income tax expense. Currently, there are no plans to change our expectation of foreign earnings reinvestment or the long-term nature of our intercompany arrangements.
Cash provided by operating activities decreased from $293 million in the first half of 2007 to $138 million in the first half of 2008, reflecting a reduction in business performance. Depreciation and amortization decreased by $9 million year over year as we recognized less accelerated depreciation in Charges in the first quarter of 2008. Changes in net working capital and other components resulted in a $124 million use of cash in the first half of 2008, compared to a $153 million use in the first half of 2007. The use in the 2008 period primarily reflected the timing of cash payments, offset partially by reduced inventory and receivable levels during the period. The timing of payments is subject to variability quarter to quarter depending on a variety of factors, including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. Vendor payments processed but not released until late in the quarter totaled approximately $205 million at the end of the second quarter of 2007, but we made no such disbursement delays at the end of the second quarter of 2008. The effect of such vendor disbursement delays at period-end on our 2007 financial statements was the reporting of higher accounts payable balance and lower balance of outstanding borrowings under our revolving credit facility than would otherwise appear if the vendor payments had been released earlier. For our accounting policy on cash management, see Note A of the Notes to Condensed Consolidated Financial Statements.
Cash used in investing activities was $276 million in the first half of 2008, compared to $190 million in the same period last year. The use of cash for the 2008 period reflects $207 million of capital expenditures for our new store openings and store remodels in North America, as well as distribution network infrastructure costs, investments in information technology and costs associated with our new corporate headquarters facility. Additionally, during the second quarter of 2008, we acquired a controlling interest in a joint venture in India and acquired all remaining minority interest shares of our joint ventures in Israel and China. These acquisitions resulted in a use of cash of approximately $78 million. We also made previously accrued acquisition-related payments to former owners of an entity acquired in 2006. During the first half of 2008, we purchased certain non-operating assets for approximately $40 million. We sold certain of these non-operating assets in the first quarter of 2008, realizing a gain of approximately $5 million in that period and anticipate selling an additional asset during the second half of 2008 at current carrying value. Also, $18 million of cash that had been held in a restricted account at the end of 2007 was released during the first quarter of 2008. Investing activities in 2007 included capital expenditures from our store expansion and remodel efforts in North America as well as investments in information technology. Also, during the first half of 2007, we made acquisition-related payments to former owners of entities acquired in 2006 and received proceeds from the disposition of assets, including proceeds from a sale-leaseback transaction related to a European warehouse facility. We anticipate capital spending for the full year 2008 to be approximately $375 million.
Cash provided by financing activities in the first half of 2008 was $69 million, primarily reflecting increased borrowings on our revolving credit facility during the second quarter of the year. In the first half of 2007, cash used in financing activities totaled $156 million, which resulted primarily from repurchases of our common stock as we purchased 5.7 million shares for approximately $200 million in the first half of 2007.

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
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. Certain aspects of this Standard were effective at the beginning of the first quarter of 2008 and had no impact on the company. In November 2007, the FASB provided a one year deferral for the implementation of FAS 157 for other nonfinancial assets and liabilities. We do not anticipate that the adoption of the deferred portion of FAS 157 will have a material impact on our financial condition, results of operations or cash flows.
The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R) (“FAS 158”). This Standard prescribes two phases of implementation. In the first phase, which we adopted in 2006, deferred pension gains and losses are reflected in accumulated other comprehensive income. The second phase of FAS 158 requires that the valuation date of plan accounts be as of the end of the fiscal year, with that change required to be implemented by fiscal years ending after December 15, 2008. We anticipate that the change will reduce year end 2008 retained earnings by approximately $0.8 million at current exchange rates.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (R), Business Combinations (“FAS 141R”). This Standard retains the fundamental acquisition method of accounting established in Statement 141; however, among other things, FAS 141R requires recognition of assets and liabilities of noncontrolling interests acquired, fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, recognition of the fair value of contingencies, and adjustments to income tax expense for changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination. The Standard is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively. The Standard does not address transition provisions for certain items treated differently under FAS 141 and FAS 141R. Accordingly, capitalized acquisition costs related to transactions not finalized at the time of adoption of FAS 141R will be expensed under that Standard. We are not able to currently estimate the amounts to be expensed upon adoption.
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
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on our financial condition, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risks
At June 28, 2008, there had not been a material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2007 Form 10-K.
Foreign Exchange Rate Risks
At June 28, 2008, there had not been a material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2007 Form 10-K.
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
As previously disclosed, the Company continues to cooperate with the SEC in their formal order of investigation issued in January 2008 covering the matters previously subject to the informal review that commenced July 2007. A formal order of investigation allows the SEC to subpoena witnesses, books, records, and other relevant documents. The matters subject to the investigation include contacts and communications with financial analysts, inventory receipt and reserves, timing of vendor payments, certain intercompany loans, certain payments to foreign officials, inventory obsolescence and timing and recognition of vendor program funds.
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
On March 21, 2008, the court in the Southern District of Florida entered an Order consolidating the class action lawsuits and an Order consolidating the derivative actions. Lead plaintiff in the consolidated class actions, the New Mexico Educational Retirement Board, filed its Consolidated Amended Complaint on July 2, 2008. The response is due on or before September 2, 2008. These lawsuits are in their early stages and we do not currently believe that they will have a material adverse impact on the Company or its results of operations. We intend to vigorously defend against these claims.
Item 1A. Risk Factors.
With the exception of material changes to the following previously disclosed risk factors, there have been no other material changes in our risk factors from those disclosed in Part 1, Item 1A of our 2007 Form 10-K.
Government Contracts: One of our largest clients currently consists of a cooperative representing various state and local governments for whom we provide office supplies and services either through a cooperative contract arrangement or through individual contracts. Our sales under these arrangements to multiple customers were less than 5% of our consolidated sales during the six months ended June 28, 2008. These relationships are subject to uncertain future funding levels and federal and state procurement laws and require restrictive contract terms; any of these factors could curtail current or future business. Contracting with state and local governments is highly competitive and can be expensive and time-consuming, often requiring that we incur significant upfront time and expense without any assurance that we will win a contract. Our ability to compete successfully for and retain business with these various state and local governments is highly dependent on cost-effective performance. Our government business is also sensitive to changes in national and international priorities and U.S., state and local government budgets. Currently, we provide office supplies and services to 21 states and numerous local agencies in the United States. Many of these government contracts have provisions that permit the state or local government agency to terminate the contract for convenience with appropriate notice. In addition, in the ordinary course of business, these government contracts may be subject to audits. There has been recent negative press regarding some of our government contracts. State and local governments may elect not to renew their contracts and submit them for rebid and may seek to exclude the company from participating in bids. We have conducted or are in the process of conducting our own review of numerous government contracts in an effort to verify contract compliance and pricing accuracy and are participating or seeking to participate in bidding for applicable contracts. Nevertheless, additional negative press or allegations of performance issues, even if unfounded, could lead state or local governments to terminate or not renew their contracts with us or refuse to allow us to participate in bids all of which could have a negative impact on our business.
Regulatory Risks: We are subject to a formal order of investigation from the SEC, in connection with our contacts and communications with financial analysts, inventory receipt and reserves, timing of vendor payments, certain intercompany loans, certain payments to foreign officials, inventory obsolescence and timing and recognition of vendor program funds. We are cooperating with the SEC on all matters. A negative outcome from this investigation could require us to restate prior financial results and could result in fines, penalties, or other remedies being imposed on us, which under certain circumstances could have a material adverse effect on our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to company purchases made of Office Depot, Inc. common stock during the second quarter of the 2008 fiscal year:

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part of	Shares that May Yet
			Publicly Announced	Be Purchased Under
	(a) Total Number of	(b) Average Price	Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs(1)	Programs
March 30, 2008 — April 26, 2008	5,799 (2)	$11.01	—	$500,000,000
April 27, 2008 — May 24, 2008	—	$—	—	$500,000,000
May 25, 2008 — June 28, 2008	—	$—	—	$500,000,000
Total	5,799	$11.01	—	$500,000,000

(1)	On April 25, 2007, the board of directors authorized a common stock repurchase program whereby we were authorized to repurchase $500 million of our common stock. As of June 28, 2008, there had been no repurchases made under this authorization. As disclosed above, the amendment to the Company’s Revolving Credit Facility imposes restrictions on the Company’s ability to repurchase or redeem shares of its stock, subject to certain baskets set forth in the Amendment.

(2)	Represents shares of common stock delivered or restricted shares of common stock withheld to pay income tax or other tax liabilities with respect to the vesting of restricted stock, exercise of stock options, or the settlement of performance share awards.

Item 4. Submission of Matters to a Vote of Security Holders
The company’s annual meeting of stockholders was held on April 23, 2008. Of the total number of common shares outstanding on March 3, 2008, a total of 188,785,601 were represented in person or by proxy. Results of votes with respect to proposals submitted at that meeting are as follows:
a.	To elect 12 nominees to serve as directors to hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified. Our stockholders voted to elect all 12 nominees to serve as directors. Votes recorded, by nominee, were as follows:

		Against/
Nominee	For	Withheld

Lee A. Ault, III	108,011,359	80,660,597
Neil R. Austrian	155,040,753	33,693,403
David W. Bernauer	120,069,277	68,584,670
Abelardo E. Bru	123,067,125	65,589,021
Marsha Evans	120,318,269	68,346,068
David I. Fuente	166,465,307	15,708,847
Brenda J. Gaines	184,073,951	4,652,931
Myra M. Hart	183,584,653	5,131,659
W. Scott Hedrick	120,523,888	68,130,853
Kathleen Mason	184,415,780	4,314,094
Michael J. Myers	184,195,530	4,532,938
Steve Odland	166,653,921	15,514,437
b.	To approve our 2008 Bonus Plan for Executive Management Employees. Our stockholders voted to approve this proposal with 151,873,877 votes for and 27,545,826 votes against. There were 9,365,897 abstentions and 84,223,613 broker non-votes.

c.	To ratify our Board’s appointment of Deloitte & Touche LLP as our independent public accountants for the 2008 fiscal year. Our stockholders voted to approve this proposal with 173,367,921 votes for and 7,134,266 votes against. There were 8,283,414 abstentions and 84,223,613 broker non-votes.

Item 5.	Other Information.
On July 25, 2008, our Board of Directors amended and restated the company’s Amended and Restated By-Laws (the “By-Laws”). The significant revisions effected by the amendment and restatement of the By-Laws are as follows: (i) revisions regarding the determination that an election is a “contested election” and outlining the Board’s right to challenge the validity of a stockholder’s notice of nomination of director or to challenge the nominees for director on other grounds; (ii) revisions providing that a stockholder’s notice must be delivered to the company 90-120 days before the anniversary of the preceding year’s annual meeting instead of 120 days before the date the initial proxy statement was mailed to stockholders in connection with the preceding years annual meeting; (iii) revisions that ensure that the Board has adequate information to make a recommendation to stockholders regarding any nomination or proposal received from a stockholder and describes the information that must be included in all stockholders’ proposals; (iv) revisions that outline the appointment of a Lead Director and that describe the responsibilities and duties of the Lead Director; (v) revisions regarding the company’s indemnification of officers, directors and other employees and agents and when such parties may be indemnified and the timing of such indemnification payments; and (vi) non-substantive revisions to numerous By-Law provisions to provide needed clarifications of general provisions and to conform the language to the language of the Delaware General Corporation Law.
The By-Laws, as amended and restated, took effect upon adoption by the Board of Directors on July 25, 2008.
This description of the amendment and restatement of the By-Laws is qualified in its entirety by reference to the By-Laws, amended and restated as of July 25, 2008, a copy of which is filed as Exhibit 3.2 to this Form 10-Q and incorporated herein by reference.
Item 6. Exhibits
     Exhibits
3.2	Bylaws, as amended

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC. (Registrant)
Date: July 30, 2008	By:	/s/ Steve Odland
Steve Odland
Chief Executive Officer and Chairman, Board of Directors (Principal Executive Officer)

Date: July 30, 2008	By:	/s/ Charles E. Brown
Charles E. Brown
President, International and Acting Chief Financial Officer (Principal Financial Officer)

Date: July 30, 2008	By:	/s/ Jennifer Moline
Jennifer Moline
Senior Vice President and Controller (Principal Accounting Officer)