Form 10-Q
period 2008-09-27
OFFICE DEPOT INC
filed 2008-10-29
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 27, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At September 27, 2008 there were 274,885,885 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	As of	As of	As of
	September 27,	December 29,	September 29,
	2008	2007	2007
Assets

Current assets:
Cash and cash equivalents	$394,574	$222,954	$187,037
Receivables, net	1,450,220	1,511,681	1,532,784
Inventories	1,460,499	1,717,662	1,608,697
Deferred income taxes	144,209	120,162	85,207
Prepaid expenses and other current assets	166,917	143,255	139,865

Total current assets	3,616,419	3,715,714	3,553,590

Property and equipment, net	1,623,858	1,588,958	1,529,046
Goodwill	1,338,183	1,282,457	1,266,816
Other intangible assets	103,453	107,987	109,299
Other assets	537,500	561,424	487,420

Total assets	$7,219,413	$7,256,540	$6,946,171

Liabilities and stockholders’ equity

Current liabilities:
Trade accounts payable	$1,351,016	$1,591,154	$1,622,841
Accrued expenses and other current liabilities	1,196,732	1,170,775	1,123,594
Income taxes payable	11,447	3,491	36,330
Short-term borrowings and current maturities of long-term debt	420,979	207,996	49,933

Total current liabilities	2,980,174	2,973,416	2,832,698

Deferred income taxes and other long-term liabilities	585,573	576,254	539,915
Long-term debt, net of current maturities	519,348	607,462	581,140
Minority interest	7,302	15,564	14,999

Commitments and contingencies

Stockholders’ equity:
Common stock — authorized 800,000,000 shares of $.01 par value; issued and outstanding shares — 280,862,835 in 2008, 428,777,625 in December 2007 and 428,671,158 in September 2007	2,809	4,288	4,287
Additional paid-in capital	1,187,383	1,784,184	1,771,370
Accumulated other comprehensive income	449,854	495,916	420,258
Retained earnings	1,545,281	3,783,805	3,765,031
Treasury stock, at cost — 5,976,950 shares in 2008, 155,819,358 shares in December 2007 and 155,783,289 shares in September 2007	(58,311)	(2,984,349)	(2,983,527)

Total stockholders’ equity	3,127,016	3,083,844	2,977,419

Total liabilities and stockholders’ equity	$7,219,413	$7,256,540	$6,946,171

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 26, 2008 (the “2007 Form 10-K”).

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Sales	$3,657,857	$3,935,411	$11,224,947	$11,660,610
Cost of goods sold and occupancy costs	2,633,416	2,820,276	8,048,310	8,180,248

Gross profit	1,024,441	1,115,135	3,176,637	3,480,362

Store and warehouse operating and selling expenses	844,189	843,958	2,522,689	2,529,144
General and administrative expenses	176,362	150,797	550,136	462,115
Amortization of deferred gain on building sale	(1,873)	(1,873)	(5,619)	(5,619)

Operating profit	5,763	122,253	109,431	494,722

Other income (expense):
Interest income	1,908	4,111	8,417	6,212
Interest expense	(16,405)	(19,316)	(45,631)	(49,987)
Miscellaneous income, net	3,574	5,238	18,517	24,933

Earnings (loss) before income taxes	(5,160)	112,286	90,734	475,880

Income taxes	1,538	(5,202)	30,661	99,039

Net earnings (loss)	$(6,698)	$117,488	$60,073	$376,841

Earnings (loss) per common share:
Basic	$(0.02)	$0.43	$0.22	$1.38
Diluted	(0.02)	0.43	0.22	1.36

Weighted average number of common shares outstanding:
Basic	272,939	272,014	272,726	273,131
Diluted	272,939	274,370	273,073	276,817
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2007 Form 10-K.

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	39 Weeks Ended
	September 27,	September 29,
	2008	2007

Cash flow from operating activities:
Net earnings	$60,073	$376,841
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	192,345	206,454
Charges for losses on inventories and receivables	100,353	76,425
Changes in working capital and other	45,510	(204,945)

Net cash provided by operating activities	398,281	454,775

Cash flows from investing activities:
Capital expenditures	(277,818)	(334,010)
Acquisitions, net of cash acquired, and related payments	(101,786)	(47,848)
Release of restricted cash	18,100	—
Purchase of assets held for sale and sold	(39,772)	—
Proceeds from assets sold and other	85,286	107,680

Net cash used in investing activities	(315,990)	(274,178)

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	658	27,913
Tax benefits from employee share-based payments	292	15,776
Acquisition of treasury stock under approved repurchase plans	—	(199,592)
Treasury stock additions from employee related plans	(1,015)	(10,372)
Proceeds from issuance of debt under asset based credit facility	365,000	—
Net payments on long- and short-term borrowings	(268,923)	(5,470)

Net cash provided by (used in) financing activities	96,012	(171,745)

Effect of exchange rate changes on cash and cash equivalents	(6,683)	4,633

Net increase in cash and cash equivalents	171,620	13,485
Cash and cash equivalents at beginning of period	222,954	173,552

Cash and cash equivalents at end of period	$394,574	$187,037

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2007 Form 10-K.

OFFICE DEPOT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Basis of Presentation
Office Depot, Inc., including consolidated subsidiaries, is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The Condensed Consolidated Balance Sheet at December 29, 2007 has been derived from audited financial statements at that date. The condensed interim financial statements as of September 27, 2008 and for the 13-week and 39-week periods ended September 27, 2008 (also referred to as “the third quarter of 2008” and “the year-to-date 2008”) and September 29, 2007 (also referred to as “the third quarter of 2007” and “the year-to-date 2007”) are unaudited. However, in our opinion, these financial statements reflect adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. In addition to the normal, recurring items recorded for interim financial statement presentation, we recognized expenses associated with exit and other activities because the related accounting criteria were met during the period. We have included the balance sheet from September 29, 2007 to assist in analyzing our company.
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
Cash Management: Our cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement accounts on a daily basis. Accounts payable as of September 27, 2008, December 29, 2007 and September 29, 2007 included $98 million, $127 million and $172 million, respectively, of amounts not yet presented for payment drawn in excess of disbursement account book balances, after considering existing offset provisions. We borrow on a cost effective basis during the quarter, which may result in higher levels of borrowings and invested cash within the period. At the end of the quarter, cash may be used to minimize borrowings outstanding at the balance sheet date.
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 was effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. Certain aspects of this Standard were effective at the beginning of the first quarter of 2008 and had no impact on the company. In November 2007, the FASB provided a one year deferral for the implementation of FAS 157 for other nonfinancial assets and liabilities. We do not anticipate that the adoption of the deferred portion of FAS 157 will have a material impact on our financial condition, results of operations or cash flows.
The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R) (“FAS 158”). This Standard prescribes two phases of implementation. In the first phase, which we adopted in 2006, deferred pension gains and losses are reflected in accumulated other comprehensive income. The second phase of FAS 158 requires that the valuation date of plan accounts be as of the end of the fiscal year, with that change required to be implemented by fiscal years ending after December 15, 2008. We anticipate that the change will reduce year end 2008 retained earnings by approximately $0.7 million at current exchange rates.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (R), Business Combinations (“FAS 141R”). This Standard retains the fundamental acquisition method of accounting established in Statement 141; however, among other things, FAS 141R requires recognition of assets and liabilities of noncontrolling interests acquired, fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, recognition of the fair value of contingencies, and adjustments to income tax expense for changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination. The Standard is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively. The Standard does not address transition provisions for certain items treated differently under FAS 141 and FAS 141R. Accordingly, capitalized acquisition costs related to transactions not finalized at the time of adoption of FAS 141R will be expensed under that Standard. We currently capitalize as incurred direct costs associated with probable business combinations. We anticipate expensing during the fourth quarter of 2008 any such costs that have not been applied to transactions finalized before the end of the fiscal year. However, currently we are not able to estimate that fourth quarter expense.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). This Standard changes the way consolidated net income is presented, requiring consolidated net income to report amounts attributable to both the parent and the noncontrolling interest but earnings per share will be based on amounts attributable to the parent. It also establishes protocol for recognizing certain ownership changes as equity transactions or gain or loss and requires presentation of noncontrolling ownership interest as a component of consolidated equity. The Standard is effective for annual reporting periods beginning after December 15, 2008 and is to be applied prospectively. We have not yet completed our assessment of the impact FAS 160 will have on the presentation of our financial condition, results of operations or cash flows.
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

Note B — Acquisitions
In April 2008, the company and Reliance Retail Ltd, a subsidiary of Reliance Industries Ltd., through a joint venture acquired 100% of eOfficePlanet India pvt., India’s leading provider of office products and services to corporate customers. The company invested approximately $20 million in the joint venture and holds a controlling 51% interest. The joint venture is included in our International Division. During July 2008, we acquired a 51% controlling interest in AGE Kontor & Data AB, a contract and retail office supply company operating in Sweden. Under terms of the agreement, the company may purchase or be required to purchase the remaining 49% interest for $20 million during the third quarter of 2010, or earlier under limited conditions. The business has been consolidated in our third quarter financial statements effective with the date of the acquisition and reported in the International Division. Both our integration plans and our assessment of the value of assets and liabilities acquired in these business combinations are in the process of being finalized and implemented. Accordingly, the amounts initially allocated to goodwill likely will change as the integration and valuation processes are completed.
Also in April 2008, the company acquired under previously existing put options all remaining minority interest shares of its joint ventures in Israel and China for approximately $40 million and $22 million, respectively.
The effects of these acquisitions are not considered material to our financial condition, results of operations or cash flows.
Note C — Comprehensive Income
Comprehensive income represents all non-owner changes in stockholders’ equity and consists of the following:

	Third Quarter		Year-to-Date
(In thousands)	2008	2007	2008	2007
Net earnings (loss)	$(6,698)	$117,488	$60,073	$376,841
Other comprehensive income:
Foreign currency translation adjustments, net	(137,195)	80,302	(33,037)	125,403
Amortization of gain on cash flow hedge	(415)	(415)	(1,244)	(1,244)
Deferred pension accounts	—	—	(11,470)	—
Unrealized gain (loss) on cash flow hedge	(186)	(180)	(311)	846

Total comprehensive income (loss)	$(144,494)	$197,195	$14,011	$501,846

Note D — Debt
On September 26, 2008, the company entered into a Credit Agreement (the “Agreement”) with a group of lenders, which provides for an asset based, multi-currency revolving credit facility (the “Facility”) of up to $1.25 billion. The amount that can be drawn on the Facility at any given time will be determined based on percentages of certain accounts receivable, inventory and credit card receivables (the “Borrowing Base”). As of September 27, 2008, the company was eligible to borrow the full amount of the Facility. The Facility includes a sub-facility of up to $250 million which is available to certain of the company’s European subsidiaries (the “European Borrowers”), subject to limitations based on their Borrowing Base. Certain of the company’s domestic subsidiaries (the “Domestic Guarantors”) guaranty the obligations under the Facility. The Agreement also provides for a letter of credit sub-facility of up to $400 million. All loans borrowed under the Agreement may be borrowed, repaid and reborrowed from time to time until September 26, 2013 (or, in the event that the Company’s existing 6.25% Senior Notes are not repaid, then February 15, 2013), on which date the Facility matures.

All amounts borrowed under the Facility, as well as the obligations of the Domestic Guarantors, are secured by a lien on the company’s and such Domestic Guarantors’ accounts receivables, inventory, cash and deposit accounts. All amounts borrowed by the European Borrowers under the Facility are secured by a lien on such European Borrowers’ accounts receivable, inventory, cash and deposit accounts, as well as certain other assets. Borrowings made pursuant to the Agreement bear interest at either, at the company’s option (i) the alternate base rate (defined as the higher of the Prime Rate (as announced by the Agent) and the Federal Funds Rate plus 1/2 of 1%) or (ii) the Adjusted LIBOR Rate (defined as the LIBOR Rate as adjusted for statutory revenues) plus, in either case, a certain margin based on the aggregate average availability under the Facility. The Agreement also contains representations, warranties, fees, affirmative and negative covenants, and default provisions. The Facility includes limitations in certain circumstances on acquisitions, dispositions, share repurchases and dividends. The dividend restrictions are based on the then-current fixed charge coverage ratio and borrowing availability at the point of consideration. The company has never declared or paid cash dividends on its common stock.
The Agreement replaces the company’s Revolving Credit Facility Agreement, which provided for multiple-currency borrowing of up to $1 billion and had a sub-limit of up to $350 million for standby and trade letter of credit issuances. The facility maturity date of the Revolving Credit Agreement was May 25, 2012.
At September 27, 2008, the company’s borrowings under the Facility totaled $365 million at an interest rate of 7%. The company had approximately $750 million of available credit under the Facility that includes coverage of $135 million of outstanding letters of credit. An additional $3 million of letters of credit were outstanding under separate agreements.
Note E — Earnings Per Share (“EPS”)
The information related to our basic and diluted EPS is as follows:

	Third Quarter		Year-to-Date
(In thousands, except per share amounts)	2008	2007	2008	2007
Numerator:
Net earnings (loss)	$(6,698)	$117,488	$60,073	$376,841

Denominator:
Weighted average shares outstanding:
Basic	272,939	272,014	272,726	273,131
Effect of dilutive stock options and restricted stock	79	2,356	347	3,686

Diluted	273,018	274,370	273,073	276,817

EPS:
Basic	$(0.02)	$0.43	$0.22	$1.38
Diluted	(0.02)	0.43	0.22	1.36
Options and nonvested shares representing 17.1 million shares of common stock were outstanding for the quarter ended September 27, 2008 but were not included in the computation of diluted earnings per share because their effect would have been antidilutive. The diluted share amount for the third quarter of 2008 is provided for informational purposes, as the net loss for the period causes basic EPS to be the most dilutive.

Note F — Division Information
Office Depot operates in three reportable segments: North American Retail Division, North American Business Solutions Division, and International Division. The following is a summary of our significant accounts and balances by reportable segment (or “Division”), reconciled to consolidated totals.

	Sales
	Third Quarter		Year-to-Date
(In thousands)	2008	2007	2008	2007
North American Retail Division	$1,578,525	$1,771,975	$4,725,040	$5,145,909
North American Business Solutions Division	1,054,213	1,168,086	3,222,310	3,453,678
International Division	1,025,119	995,350	3,277,597	3,061,023

Total	$3,657,857	$3,935,411	$11,224,947	$11,660,610

	Division Operating Profit
	Third Quarter		Year-to-Date
(In thousands)	2008	2007	2008	2007
North American Retail Division	$11,947	$79,504	$90,037	$331,091
North American Business Solutions Division	39,049	68,776	147,917	219,321
International Division	35,937	47,215	147,271	171,412

Total reportable segments	86,933	195,495	385,225	721,824
Eliminations	—	—	—	(73)

Total	$86,933	$195,495	$385,225	$721,751

A reconciliation of the measure of Division operating profit to consolidated earnings (loss) before income taxes is as follows:

	Third Quarter		Year-to-Date
(In thousands)	2008	2007	2008	2007
Total Division operating profit	$86,933	$195,495	$385,225	$721,751
Charges, as defined below	(5,346)	(812)	(31,626)	(24,759)
Corporate general and administrative expenses (excluding Charges)	(77,697)	(74,303)	(249,787)	(207,889)
Amortization of deferred gain	1,873	1,873	5,619	5,619
Interest income	1,908	4,111	8,417	6,212
Interest expense	(16,405)	(19,316)	(45,631)	(49,987)
Miscellaneous income, net	3,574	5,238	18,517	24,933

Earnings (loss) before income taxes	$(5,160)	$112,286	$90,734	$475,880

Goodwill by Division is as follows:

	Goodwill
	September 27,	December 29,	September 29,
(In thousands)	2008	2007	2007
North American Retail Division	$2,200	$2,315	$2,271
North American Business Solutions Division	369,025	368,628	367,314
International Division	966,958	911,514	897,231

Total	$1,338,183	$1,282,457	$1,266,816

The change in goodwill balances compared to year end and third quarter 2007 results primarily from the acquisitions completed in 2008 and changes in foreign currency exchange rates on goodwill balances recorded in local functional currencies. The increase in goodwill from year end 2007 totaled approximately $56 million, reflecting an increase of $74 million related to acquisitions, offset partially by a decrease of $18 million related to changes in foreign currency exchange rates. See Note B for additional information on the acquisitions completed in 2008.
Note G — Asset Impairments, Exit Costs and Other Charges
During the third quarter of 2005, we announced a number of material charges relating to asset impairments, exit costs and other operating decisions (the “Charges”). This announcement followed a wide-ranging assessment of assets and commitments which began in the second quarter of 2005. Through the end of the third quarter of 2008, we had recorded $417 million of Charges. Expenses associated with future activities will be recognized as the individual plans are implemented and the related accounting recognition criteria are met. As with any estimate, the amounts may change when expenses are incurred. We manage these costs and programs at the corporate level and, accordingly, these amounts are not included in determining Division operating profit.
During the third quarter of 2008, we recognized approximately $5 million of Charges associated with these projects as the previously-identified plans were implemented and the related accounting recognition criteria were met. Approximately $4 million is included in store and warehouse operating and selling expenses and approximately $1 million is included in general and administrative expenses on our Condensed Consolidated Statement of Earnings. Implementation of projects during the quarter resulted in charges primarily for severance-related expenses. The 2008 year to date Charges totaled approximately $32 million, of which, $24 million is presented in store and warehouse operating and selling expenses and approximately $8 million is presented in general and administrative expenses.
Charges for the third quarter of 2007 totaled approximately $8 million, of which, $4 million was included in store and warehouse operating and selling expenses and $4 million was included in general and administrative expenses. Also during the third quarter of 2007, we recognized a gain of approximately $7 million associated with the overall supply chain consolidation initiative in Europe. This gain was aggregated with the Charges recognized in the third quarter of 2007 and was presented in store and warehouse operating and selling expenses. The 2007 year to date Charges totaled approximately $32 million, of which, $23 million was included in store and warehouse operating and selling expenses and $9 million was included in general and administrative expenses. The third quarter and year to date 2007 Charges primarily related to severance expenses and accelerated depreciation.
The following table summarizes the Charges recognized in the first nine months of 2008 by type of activity as well as changes in the related accrual balances.

	Balance at				Currency	Balance at
	December 29,	Charges	Cash	Non-cash	and other	September 27,
(In millions)	2007	incurred	payments	settlements	adjustments	2008

One-time termination benefits	$13	$19	$(20)	$(3)	$—	$9
Lease and contract obligations	17	—	(5)	—	(1)	11
Accelerated depreciation	—	9	—	(9)	—	—
Other associated costs	—	4	(2)	(2)	—	—

Total	$30	$32	$(27)	$(14)	$(1)	$20

In addition to the Charges discussed above, during the second quarter of 2008, the company initiated a voluntary exit incentive program for certain employees. Severance expenses under this program are estimated to total approximately $7 million, the majority of which will be recognized and paid by the end of fiscal year 2008. We recognized approximately $1 million and $6 million in the third quarter and year to date 2008, respectively.

During the third quarter of 2008 and 2007, the company recorded store asset impairment charges of approximately $20 million and $3 million, respectively. These charges are included in operating expenses of the North American Retail Division.
Note H — Accounting for Uncertainty in Income Taxes
We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2000. Our U.S. federal filings for the years 2000 and 2002 through 2006 are under routine examination, and the U.S. federal tax returns for 2007 and 2008 are under concurrent year review. It is reasonably possible that certain of these audits will close within the next 12 months, which could result in a decrease of as much as $14 million or an increase of as much as $12 million to our accrued uncertain tax positions. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits, however, an estimate of such changes cannot reasonably be made at this time.
Note I — Pension Disclosures
The company has an active defined benefit pension plan covering certain employees in one International location. In April 2008, following trustee approval and notification of employees, future service benefits ceased for the remaining employees under the plan. As a result of this curtailment, a gain of approximately $13.1 million was recognized during the second quarter of 2008, including $11.5 million from the change in benefits and $1.6 million from previously accrued benefits included in other comprehensive income. The gain is presented in store and warehouse operating and selling expenses on the year to date Condensed Consolidated Statement of Earnings and included in the International Division’s year to date operating profit.
The components of net periodic pension cost (gain) are as follows:

	Third Quarter		Year-to-Date
(In millions)	2008	2007	2008	2007
Service cost	$0.3	$2.4	$0.9	$5.6
Interest cost	2.9	2.9	9.1	8.7
Expected return on plan assets	(2.7)	(2.2)	(8.4)	(6.7)

Net periodic pension cost	$0.5	$3.1	$1.6	$7.6

Curtailment gain	$—	$—	$(13.1)	$—

Plan assets and obligations were revalued at the curtailment date. Giving effect to additional funding through the end of the third quarter and changes in foreign currency exchange rates, the net unfunded pension liability was $57.4 million at September 27, 2008, compared to $67.9 million at December 29, 2007. Changes in deferred actuarial gains and asset returns different from projections up to the curtailment date and curtailment-related impacts reduced other comprehensive income by approximately $11.5 million during the second quarter of 2008. For the year-to-date period ended September 27, 2008, the Company contributed approximately $5 million to this plan and purchased approximately $1 million of annuity contracts for a separate plan.
In accordance with new pension accounting rules applicable to the company in the fourth quarter of 2008 (FAS 158), the pension plan valuation date will change from the currently used date of the end of October to the end of December. This change is expected to result in a charge to retained earnings of approximately $0.7 million at current exchange rates using the proportionate measurement approach specified in that Standard.

Note J — Capital Stock
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
Note K — Investment in Unconsolidated Joint Venture
Since 1994, we have participated in a joint venture in Mexico, Office Depot de Mexico. Because we participate equally in this business with a partner, we account for this investment using the equity method. Our proportionate share of Office Depot de Mexico’s net income or loss is presented in miscellaneous income, net in the Condensed Consolidated Statements of Earnings.
The following tables provide summarized unaudited information from the balance sheet and statement of earnings for Office Depot de Mexico:

	September 27,	December 29,	September 29,
(In thousands)	2008	2007	2007
Current assets	$220,184	$202,188	$213,557
Non-current assets	277,578	250,561	233,025
Current liabilities	156,975	169,592	132,858
Non-current liabilities	—	—	—

	Third Quarter		Year-to-Date
(In thousands)	2008	2007	2008	2007
Sales	$278,272	$243,120	$733,017	$635,517
Gross profit	77,211	65,203	208,150	177,617
Net income	22,469	19,895	56,493	51,252

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
RESULTS OF OPERATIONS
Current Economic Conditions
Early last year we began reporting on what we believed to be deteriorating economic conditions. We believe those conditions had an adverse impact on spending by the small- to medium-sized businesses we serve. We also reported on the growing negative impact on our business of slowing construction and real estate markets, particularly in Florida and California, and rising commodity prices. Those trends have generally continued into 2008 and now have expanded into significant global economic concerns, including many of the European countries where we have operations. It is unclear the extent to which these conditions will persist and what overall impact they will have on future consumer spending as compared to our expectations.
Throughout the past several quarters we have adjusted our business activities to address the changing economic environment. We have modified our product and service offerings and packaging to help our small business customers cope with the current financial and business challenges. We have lowered our inventory through more aggressive clearancing activity and improved inventory management within our supply chain, and we have strengthened our own liquidity position by slowing our new store openings and remodeling activities and securing a $1.25 billion multi-year asset based credit facility to replace our previous credit facility.
Our operating results are impacted by the health of the North American, European, Asian and Latin American economies. In spite of our efforts to address the current economic conditions, our results for the third quarter of 2008 were disappointing.
Because of the continuing negative global economic conditions, the company is undertaking a comprehensive review of its assets, practices and competitive position and will determine during the coming months how best to change our business to succeed in the current and anticipated future economic climate. While no decisions have been made or can even be predicted at this time, the review is expected to include where and how best to compete through our stores, which customers should be pursued and retained and how those customers can be best served in our contract and direct businesses, and how best to serve our international customers. This review may result in store closures, modifications of our product offering, changes to our distribution facilities and modifications to our international business. Such strategic decisions could lead to additional impairment charges, severance costs and provisions for lease commitments.
The impact of these future decisions will be combined with our assessment of the competitive and economic environment and will serve as the basis for our annual assessment of goodwill. At the end of the third quarter of 2008, we carried approximately $1.3 billion of goodwill, with approximately $2 million in the North American Retail Division, $369 million in the North American Business Solutions Division and $967 million in the International Division.
Our market capitalization is currently below our net book value, but that condition has not been sustained for an extended period of time and has been significantly impacted by extreme volatility in the U.S. equity markets. In spite of this condition, we believe the indicators do not suggest testing of goodwill in advance of our annual fourth quarter test. However, our assessment of the carrying value of goodwill may be impacted by the strategic decisions made as part of the company-wide review.
OVERVIEW
A summary of factors important to understanding the results for the third quarter of 2008 is provided below and further discussed in the narrative that follows this overview.
•	Sales for the third quarter and year to date 2008 periods decreased when compared to the same periods in 2007. For the third quarter, sales in North America were down 10%, while International sales increased 3% in U.S. dollars and decreased 2% in local currencies. North American Retail Division comparable store sales decreased 14% for the third quarter and 11% for the year to date period.
•	Gross profit as a percentage of sales for the third quarter of 2008 was 28.0%, compared to 28.3% for the same period in 2007. The comparison reflects the de-leveraging of fixed costs against lower sales levels across all Divisions as well as increased promotional activity in our North American Business Solutions Division, partially offset by improved product margin in our North American Retail Division.
•	As part of our previously announced streamlining activities, we recorded $5 million of charges in the third quarter of 2008 compared to $1 million of net charges in the third quarter of 2007 (the “Charges”).
•	Total operating expenses as a percent of sales for the third quarter of 2008 were 27.8% compared to 25.2% for the same quarter of the prior year. The third quarter 2008 operating expenses include a charge of approximately $21 million, or $0.05 per share, for store impairment and closure costs. The third quarter 2007 operating expenses include a credit to reverse the year to date accrual for performance-based variable pay in response to the downturn in operating performance. This resulted in comparatively higher compensation costs in the third quarter of 2008. The 2008 increase as a percentage of sales also reflects the de-leveraging of costs against lower sales levels and higher corporate charges for professional and legal fees.
•	We reported a net loss of $7 million for the third quarter of 2008 compared to net earnings of $117 million in the same quarter of the prior year, and we reported a diluted loss per share of $(0.02) in the third quarter of 2008 versus diluted earnings per share (“EPS”) of $0.43 in the same period a year ago. Charges negatively impacted EPS by $0.01 in the third quarter of 2008 and had no impact on EPS in the third quarter of 2007.
•	Third quarter 2008 income taxes include a charge of approximately $8 million, or $0.03 per share, to reflect the enactment in July 2008 of a tax law change in the U.K. Third quarter 2007 income taxes include three discrete tax benefits totaling approximately $33 million, or $0.12 per share.
•	Net earnings for the year to date period were $60 million compared to $377 million in the same period of the prior year, and EPS was $0.22 for year to date 2008 versus $1.36 in the same period a year ago. Charges negatively impacted EPS by $0.10 in the year to date 2008 period and $0.08 in the same period of 2007.

Charges and Division Results
Charges
During the third quarter of 2005, we announced a number of material charges relating to asset impairments, exit costs and other operating decisions. This announcement followed a wide-ranging assessment of assets and commitments which began in the second quarter of 2005. We indicated that these actions would continue to impact our results for several years, and expenses associated with future activities would be recognized as the individual plans were implemented and the applicable accounting recognition criteria were met. Charges incurred since this program began in the third quarter of 2005 total $417 million. We currently estimate recognizing $8 million of Charges under this program during the remainder of 2008, for a 2008 total of $40 million. As noted above, the company will be assessing during the fourth quarter of 2008 what actions may be necessary to adjust to changes in the economic environment. It currently is not possible to predict the outcome of that review, but decisions to close stores or change our offerings in markets could result in additional charges for asset impairments, lease terminations and severance. This review will also consider, and modify if appropriate, activities under existing plans. Accordingly, the estimated $46 million of Charges for 2009 under the existing program could change. These estimated 2008 and 2009 Charges are primarily severance-related expenses and accelerated depreciation associated with the consolidation of warehouses and distribution centers in both North America and Europe and the consolidation and outsourcing of our International call centers. As with any estimate, the timing and amounts may change when projects are implemented and such changes may be material. Also, changes in foreign currency exchange rates may have an impact on amounts reported in U.S. dollars related to foreign operations.
Our measurement of Division operating profit excludes the Charges because they are evaluated internally at the corporate level. The Charges recognized during the third quarter and year to date 2008 and 2007 periods are included in the following lines in our Condensed Consolidated Statements of Earnings.

	Third Quarter		Year-to-Date
(In millions)	2008	2007	2008	2007
Store and warehouse operating and selling expenses	$4	$(3)	$24	$16
General and administrative expenses	1	4	8	9

Total Charges	$5	$1	$32	$25

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
Results for the third quarter and year to date periods of both 2008 and 2007 include recognition of vendor program funds based on amounts earned to date and some amounts based on projections of sales and purchases for the fourth quarter. Should sales be less or more than the current projections, the vendor program amounts recognized in the fourth quarter will be adjusted accordingly. For example, in the fourth quarter of 2007, as a result of lower-than-expected sales, we reduced our North American vendor program funds by approximately $30 million related to amounts recognized in earlier quarterly periods. We have prepared our financial statements in each period based on information available at the time, however, changes in such estimates may impact our financial statements in future periods. For additional information on our accounting for vendor arrangements and related accounting estimates, see Critical Accounting Policies in our 2007 Form 10-K.
North American Retail Division

	Third Quarter		Year-to-Date
(Dollars in millions)	2008	2007	2008	2007
Sales	$1,578.5	$1,772.0	$4,725.0	$5,145.9
% change	(11)%	—%	(8)%	2%

Division operating profit	$11.9	$79.5	$90.0	$331.1
% of sales	0.8%	4.5%	1.9%	6.4%
Third quarter sales in the North American Retail Division decreased 11% compared to the same period last year. Comparable store sales in the 1,203 stores in the U.S. and Canada that have been open for more than one year decreased 14% in the third quarter of 2008 and 11% in year to date 2008. The decline in comparable store sales was driven by lower sales in our three major product categories of furniture, supplies and technology. Sales of laptops and business machines in particular were down as our small business customers reduced their spending on big ticket and discretionary items and focused their purchases on core supplies. The sales decline in the third quarter and year to date 2008 periods continued to reflect the adverse impacts of weakening business conditions in North America. The decline in comparable store sales in the third quarter of 2008 was driven by both a reduction in the number of store transactions and increased softness in average order values compared to the third quarter of 2007. Although most of the decline can be attributed to macroeconomic factors, a conscious reduction in our marketing efforts for low-margin technology products also negatively impacted sales levels in the third quarter. Additionally, hurricane activity during the third quarter had a negative impact on revenue.
The North American Retail Division reported an operating profit of approximately $12 million in the third quarter of 2008, compared to $80 million in the same period of the prior year. Operating profit for the third quarter of 2008 includes a charge of approximately $21 million for store impairment and closure costs. While we typically have some level of store impairment charges, this is approximately $17 million above the amount we recognized in the third quarter of 2007. The increase reflects the continuing impact of the economic downturn, as well as the impact from some additional store closures. As disclosed above, we will continue our review of store productivity during the fourth quarter. We cannot predict today the extent or magnitude of possible store closures and charges, but they may include asset impairments, severance costs and provisions for future lease commitments.
Operating profit as a percentage of sales declined to 0.8% in the third quarter of 2008, down 370 basis points from 4.5% in the prior year period. Operating margin expanded by approximately 170 basis points related to higher product margins, which resulted primarily from improved product mix and less inventory clearancing, partially offset by increased costs associated with mail-in-rebates. Despite this improvement, the decline in 2008 sales levels resulted in a de-leveraging of costs, which gave rise to about 300 basis points of margin contraction from the third quarter of 2007 to the third quarter of 2008. About 60% of this de-leveraging relates to fixed property costs and the remainder is associated with base operations such as payroll. As mentioned above, charges for store impairment and closure costs were significantly higher in the third quarter of 2008 compared to the third quarter of 2007. This increase resulted in a decrease in operating margin of about 110 basis points. Other negative factors totaling approximately 60 basis points include higher supply-chain costs and shrinkage. We also experienced a negative impact to operating margin of about 30 basis points due to recent hurricane activity. Additionally, operating margin was approximately 40 basis points lower in the third quarter of 2008 as a result of increased compensation costs as third quarter 2007 operating profit includes a credit to reverse the year to date accrual for performance-based variable pay in response to the downturn in Division performance.

On a year to date basis, Division operating profit decreased from $331 million in 2007 to $90 million in 2008, and operating margin declined 450 basis points to 1.9%. This decrease resulted from similar factors and trends as those outlined in the quarterly discussion above. Additionally, operating expenses for year to date 2008 were negatively impacted by increased pre-opening expenses related to the higher level of store openings in the first quarter of 2008 compared to the same period of 2007.
Inventory per store was $777,000 as of the end of the third quarter of 2008, a decline of approximately 15% from the end of the third quarter of 2007. On an average basis, inventory per store was approximately $888,000 for the third quarter of 2008, reflecting a reduction of 14% from the same period in 2007. These changes were the result of efforts made to align our inventory investment with the current economic environment.
At the end of the third quarter of 2008, Office Depot operated a total of 1,275 office products stores throughout the U.S. and Canada as we opened six stores and closed three stores in the quarter. For the year to date period, we have opened 57 stores, and we anticipate opening an additional three stores in the fourth quarter. During the third quarter we remodeled two stores, bringing the total for year to date 2008 to five. In the fourth quarter, we anticipate remodeling seven additional stores, which will be landlord funded. These remodeling activities affect the performance of the North American Retail Division from both acceleration of depreciation of store assets, as well as from the costs associated with the specific remodel efforts, some of which are not capitalizable. We exclude the brief remodel period from our comparable store sales calculation to partially account for the disruption.
North American Business Solutions Division

	Third Quarter		Year-to-Date
(Dollars in millions)	2008	2007	2008	2007
Sales	$1,054.2	$1,168.1	$3,222.3	$3,453.7
% change	(10)%	(3)%	(7)%	—%

Division operating profit	$39.0	$68.8	$147.9	$219.3
% of sales	3.7%	5.9%	4.6%	6.4%
Third quarter and year to date sales in the North American Business Solutions Division decreased 10% and 7%, respectively, compared to the same periods last year. The decrease in third quarter sales was driven by deterioration in our small- to medium-sized customer base, a reversal in the sales growth trend among our large, national account customers and the public sector, and declining growth in our technology and furniture businesses as customers have focused their spending on core office supplies. Division sales in Florida and California continue to be challenged in response to current economic conditions. We have also experienced business declines in other markets as the negative impact of the economic downturn has spread across the nation.
Operating profit in the North American Business Solutions Division decreased to $39 million in the third quarter of 2008, compared to $69 million in the same period of the prior year. Operating profit as a percentage of sales declined to 3.7%, down 220 basis points from the prior year period. Approximately 90 basis points of this decline relates to product margin, including, increased promotional activity and customer rebates. Additionally, we increased our spending on advertising, primarily in the direct business, resulting in a 90 basis point reduction in operating margin. Similar to North American Retail, the third quarter 2007 results for North American Business Solutions include a credit to reverse the year to date accrual for performance-based variable pay in response to the downturn in Division performance. Accordingly, higher compensation costs negatively impacted operating margin by approximately 30 basis points. Other negative impacts, which reduced operating margin by approximately 10 basis points, include the de-leveraging of costs against lower sales levels, partially offset by an increase in vendor program support.
On a year to date basis, Division operating profit decreased from $219 million in 2007 to $148 million in 2008, and operating margin declined 180 basis points to 4.6% from the year to date 2007 period. This decrease resulted from similar factors and trends as those outlined in the quarterly discussion above.
See Part II — Item 1A. “Risk Factors” for additional discussion of risks related to government contracts.
International Division

	Third Quarter		Year-to-Date
(Dollars in millions)	2008	2007	2008	2007
Sales	$1,025.1	$995.4	$3,277.6	$3,061.0
% change	3%	13%	7%	16%
% change in local currency sales	(2)%	5%	(1)%	8%

Division operating profit	$35.9	$47.2	$147.3	$171.4
% of sales	3.5%	4.7%	4.5%	5.6%
Third quarter and year to date sales in the International Division increased 3% and 7%, respectively, in U.S. dollars, and sales in local currencies decreased by 2% in the third quarter and 1% for year to date 2008. The economic downturn in Europe, which started in the U.K., has steadily worsened and spread across the continent. As a result of the weakening economies and growing liquidity concerns, businesses, both small and large, are finding it more difficult to finance and grow their businesses, which has a direct impact on their purchases of office supplies and services. In local currencies, sales in the direct business were down 7% as a result of a growing number of value seeking customers and increased competitiveness. The contract business continued to outperform the direct business, reporting an increase in sales of 3% in local currencies for the third quarter. Despite this increase, however, sales weakened during the quarter as many of our larger accounts experienced pressure to reduce spending.
Division operating profit decreased to $36 million in the third quarter of 2008 from $47 million in the same period of the prior year. Operating profit as a percentage of sales decreased by 120 basis points to 3.5% in the third quarter of 2008. Approximately 70 basis points of this decline resulted from increased performance-based variable pay, reflecting a credit in the third quarter of 2007 to reverse the year to date accrual in response to the downturn in Division performance. Additionally, the decline in sales volume resulted in a de-leveraging of costs, reflecting a reduction in operating margin of about 70 basis points. Other negative factors, including unfavorable foreign exchange and the impact of acquisitions, resulted in a decrease of operating margin of approximately 40 basis points. Partially offsetting these negative factors was an improvement in the operating performance of our business in the U.K., which increased operating margin by approximately 60 basis points.
On a year to date basis, Division operating profit decreased from $171 million in 2007 to $147 million in 2008. Changes in foreign exchange rates positively impacted the Division’s operating profit by approximately $8 million for year to date 2008. Operating margin declined 110 basis points to 4.5% from year to date 2007. In addition to the factors and trends outlined in the quarterly discussion above, year to date operating margin was negatively impacted by our business in the U.K. in the first quarter of 2008 as well as by costs associated with implementing our growth initiatives in the first half of the year. Somewhat offsetting these negative factors was a non-cash gain of approximately $13 million related to the curtailment of a defined benefit pension plan in the U.K., which was recognized in the second quarter of 2008.

During April 2008, the company and Reliance Retail Ltd, a subsidiary of Reliance Industries Ltd., through a joint venture acquired 100% of eOfficePlanet India pvt., India’s leading provider of office products and services to corporate customers. Also, during July 2008, we acquired a 51% controlling interest in AGE Kontor & Data AB, a contract and retail office supply company operating in Sweden. The results of these joint ventures have been consolidated into our results for the portion of the periods since acquisition, but the impact was not significant to the quarter or year to date periods.
Corporate and Other
General and Administrative Expenses: Total G&A increased from $151 million in the third quarter of 2007 to $176 million in the third quarter of 2008. As noted above, the portion of G&A expenses considered directly or closely related to division activity is included in the measurement of Division operating profit. The remainder of the total G&A expenses are considered corporate expenses. A breakdown of G&A is provided in the following table:

	Third Quarter		Year-to-Date
(In millions)	2008	2007	2008	2007
Division G&A	$97.3	$72.8	$292.1	$245.6
Corporate G&A	79.1	78.0	258.0	216.5

Total G&A	$176.4	$150.8	$550.1	$462.1

Increases in Division G&A were primarily driven by higher levels of performance-based variable pay as discussed above and the impact of changes in foreign exchange rates. Corporate G&A includes Charges of $1 million and $4 million in the third quarter of 2008 and 2007, respectively. After considering the impact of Charges recognized in the period, corporate G&A expenses as a percentage of sales increased approximately 20 basis points during the third quarter of 2008 compared to the same period of 2007 primarily reflecting increased performance-based variable pay as well as corporate charges for professional and legal fees associated with the company’s proxy challenge and legal matters described in Part II — Item 1. “Legal Proceedings.” Also, during the second quarter of 2008, the company initiated a voluntary exit incentive program for certain employees that resulted in charges for severance expenses of approximately $1 million in the third quarter and $6 million in the year to date period.
During 2006, we sold our current corporate campus and leased the facility back as construction of a new facility is being completed. Amortization of the deferred gain on the sale largely offsets the rent during the leaseback period.
Other income (expense): Net interest costs decreased slightly in the third quarter of 2008 as the impact of lower interest rates and lower average debt balances were partially offset by lower interest income. Our debt, including short- and long-term borrowings, net of cash and investments, at September 27, 2008 was $546 million, compared to $444 million at September 29, 2007. We had $365 million of borrowings on our credit facility and held $395 million of cash at the end of the third quarter of 2008 to provide short-term liquidity.
The decrease in net miscellaneous income in the third quarter resulted primarily from foreign currency losses recognized in the period. The majority of miscellaneous income is attributable to equity in earnings from our joint venture in Mexico, Office Depot de Mexico, which increased from $9.9 million in the third quarter of 2007 to $11.2 million in the third quarter of 2008. The decrease in net miscellaneous income for year to date 2008 also resulted primarily from foreign currency losses. These losses were partially offset by a gain of approximately $5 million related to the sale of certain non-operating assets, which was recognized during the first quarter of 2008.

Other — Income Taxes: We recognized a tax expense in the third quarter of 2008, a period with a pre-tax loss, and we recognized a tax benefit in the third quarter of 2007, a period with pre-tax income.
The 2008 tax expense includes a charge of approximately $8 million to reflect the enactment in July 2008 of a tax law change in the U.K., partially offset by a benefit of approximately $5 million to adjust tax provisions for the first two quarters of 2008 to the current anticipated full year effective rate, given shifts in domestic and international income and lower projected earnings. While we continue to work to lessen the impact of the tax law change, we anticipate our overall operating tax rate, excluding discrete items, to be approximately 30% to 34% for 2008.
The tax benefit recognized in the third quarter of 2007 included discrete benefits of approximately $33 million from a release of an uncertain tax position, a change in a valuation allowance and a book to tax return adjustment, as well as approximately $4 million from a shift in the relative proportion of domestic and international income.
The effective tax rate in future periods can be affected by variability in our mix of income, the tax rates in various jurisdictions, changes in the rules related to accounting for income taxes, outcomes from tax audits that regularly are in process and our assessment of the need for accruals for uncertain tax positions.
LIQUIDITY AND CAPITAL RESOURCES
During the third quarter of 2008, the company entered into a Credit Agreement (the “Agreement”) with a group of lenders, which provides for an asset based, multi-currency revolving credit facility (the “Facility”) of up to $1.25 billion. The amount that can be drawn on the Facility at any given time will be determined based on percentages of certain accounts receivable, inventory and credit card receivables (the “Borrowing Base”). As of September 27, 2008, the company was eligible to borrow the full amount of the Facility. The Facility includes a sub-facility of up to $250 million which is available to certain of the company’s European subsidiaries (the “European Borrowers”), subject to limitations based on their Borrowing Base. Certain of the company’s domestic subsidiaries (the “Domestic Guarantors”) guaranty the obligations under the Facility. The Agreement also provides for a letter of credit sub-facility of up to $400 million. All loans borrowed under the Agreement may be borrowed, repaid and reborrowed from time to time until September 26, 2013 (or, in the event that the Company’s existing 6.25% Senior Notes are not repaid, then February 15, 2013), on which date the Facility matures.
All amounts borrowed under the Facility, as well as the obligations of the Domestic Guarantors, are secured by a lien on the company’s and such Domestic Guarantors’ accounts receivables, inventory, cash and deposit accounts. All amounts borrowed by the European Borrowers under the Facility are secured by a lien on such European Borrowers’ accounts receivable, inventory, cash and deposit accounts, as well as certain other assets. Borrowings made pursuant to the Agreement bear interest at either, at the company’s option (i) the alternate base rate (defined as the higher of the Prime Rate (as announced by the Agent) and the Federal Funds Rate plus 1/2 of 1%) or (ii) the Adjusted LIBOR Rate (defined as the LIBOR Rate as adjusted for statutory revenues) plus, in either case, a certain margin based on the aggregate average availability under the Facility. The Agreement also contains representations, warranties, fees, affirmative and negative covenants, and default provisions. The Facility includes limitations in certain circumstances on acquisitions, dispositions, share repurchases and dividends. The dividend restrictions are based on the then-current fixed charge coverage ratio and borrowing availability at the point of consideration. The company has never declared or paid cash dividends on its common stock.
The Agreement replaces the company’s Revolving Credit Facility Agreement, which provided for multiple-currency borrowing of up to $1 billion and had a sub-limit of up to $350 million for standby and trade letter of credit issuances. The facility maturity date of the Revolving Credit Agreement was May 25, 2012.

At September 27, 2008, the company had approximately $395 million of cash and cash equivalents and approximately $365 million of short-term borrowings under the Facility. The outstanding borrowings have an interest rate of 7%. The company had approximately $750 million of available credit under the Facility that includes coverage of $135 million of outstanding letters of credit. An additional $3 million of letters of credit were outstanding under separate agreements.
Our primary needs for cash include working capital for operations, capital expenditures for new stores, store remodels, information technology projects and supply chain costs, and funds to service our debt obligations and make acquisitions. We have lowered our anticipated capital expenditures by reducing the number of new store openings and curtailing the store remodeling activity. We have also lowered our working capital needs by reducing inventory and we have sold and leased back certain operating assets. We currently anticipate that we will fund our future uses of cash through cash on hand, funds generated from operations, property and equipment leases and funds available under our credit facilities.
We hold cash throughout our service areas, but we principally manage our cash through regional headquarters in North America and Europe. Historically, we moved cash between those regions from time to time through short-term transactions and used these cash transfers at the end of fiscal quarterly periods to pay down borrowings outstanding under our credit facilities. Although such transfers and debt repayments took place at the end of the third quarter of 2007, we completed a non-taxable distribution to the U.S. in the amount of $220 million during the fourth quarter of 2007, thereby permanently repatriating this cash. No such transfers have occurred since the third quarter of 2007. Additional distributions, including distributions of foreign earnings or changes in long-term arrangements could result in significant additional U.S. tax payments and income tax expense. Currently, there are no plans to change our expectation of foreign earnings reinvestment or the long-term nature of our intercompany arrangements.
Year to date cash provided by operating activities decreased from $455 million in 2007 to $398 million in 2008, reflecting a reduction in business performance. Depreciation and amortization decreased year over year as we recognized less accelerated depreciation in Charges during 2008. Changes in net working capital and other components resulted in a $46 million source of cash in the first nine months of 2008, compared to a $205 million use in the same period of 2007. The working capital source in the 2008 period primarily reflects the intentional lowering of inventory to adjust to current conditions, partially offset by liquidation of the related payables. The use of working capital during 2007 resulted from a shift in the timing of payments and a higher liquidation of payables. The timing of payments is subject to variability quarter to quarter depending on a variety of factors, including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. At the end of the third quarter of 2007, vendor payments processed but not released until late in the quarter totaled approximately $80 million; we made no such disbursement delays at the end of the third quarter of 2008. The effect of such vendor disbursement delays at period-end on our 2007 financial statements was the reporting of higher accounts payable balance and lower balance of outstanding borrowings under our revolving credit facility than would otherwise appear if the vendor payments had been released earlier. For our accounting policy on cash management, see Note A of the Notes to Condensed Consolidated Financial Statements.
Cash used in investing activities was $316 million in the first nine months of 2008, compared to $274 million in the same period last year. The use of cash for the 2008 period reflects $278 million of capital expenditures for our investments in information technology, new store openings and store remodels in North America, as well as distribution network infrastructure costs, and costs associated with our new corporate headquarters facility. As noted above, the rate of new store openings and store remodels has been lowered in response to the current economic climate. Additionally, during the first nine months of 2008, we acquired controlling interests in joint ventures in Sweden and India and acquired under previously existing put options all remaining minority interest shares of our joint ventures in Israel and China. These acquisitions resulted in a use of cash of approximately $95 million. We also made previously accrued acquisition-related payments to former owners of an entity acquired in 2006. During the first nine months of 2008, we purchased certain non-operating assets for approximately $40 million. We sold certain of these non-operating assets, as well as sold and leased back certain operating assets during the first nine months of 2008, realizing proceeds of approximately $85 million. Also, $18 million of cash that had been held in a restricted account at the end of 2007 was released during the first quarter of 2008. Investing activities in 2007 included capital expenditures from our store expansion and remodel efforts in North America as well as investments in information technology. Also, during the first half of 2007, we made acquisition-related payments to former owners of entities acquired in 2006 and received proceeds from the disposition of assets, including proceeds from a sale-leaseback transaction related to a European warehouse facility. We anticipate capital spending for the full year 2008 to be approximately $350 million.
Cash provided by financing activities in the first nine months of 2008 was $96 million, primarily reflecting $365 million of borrowings on our new asset based revolving credit facility and $269 million of net repayments related to our previous credit facility and capital leases. In the first nine months of 2007, cash used in financing activities totaled $172 million, which resulted primarily from repurchases of our common stock as we purchased 5.7 million shares for approximately $200 million in the first half of 2007.
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
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 was effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. Certain aspects of this Standard were effective at the beginning of the first quarter of 2008 and had no impact on the company. In November 2007, the FASB provided a one year deferral for the implementation of FAS 157 for other nonfinancial assets and liabilities. We do not anticipate that the adoption of the deferred portion of FAS 157 will have a material impact on our financial condition, results of operations or cash flows.
The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R) (“FAS 158”). This Standard prescribes two phases of implementation. In the first phase, which we adopted in 2006, deferred pension gains and losses are reflected in accumulated other comprehensive income. The second phase of FAS 158 requires that the valuation date of plan accounts be as of the end of the fiscal year, with that change required to be implemented by fiscal years ending after December 15, 2008. We anticipate that the change will reduce year end 2008 retained earnings by approximately $0.7 million at current exchange rates.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (R), Business Combinations (“FAS 141R”). This Standard retains the fundamental acquisition method of accounting established in Statement 141; however, among other things, FAS 141R requires recognition of assets and liabilities of noncontrolling interests acquired, fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, recognition of the fair value of contingencies, and adjustments to income tax expense for changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination. The Standard is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively. The Standard does not address transition provisions for certain items treated differently under FAS 141 and FAS 141R. Accordingly, capitalized acquisition costs related to transactions not finalized at the time of adoption of FAS 141R will be expensed under that Standard. We currently capitalize as incurred direct costs associated with probable business combinations. We anticipate expensing during the fourth quarter of 2008 any such costs that have not been applied to transactions finalized before the end of the fiscal year. However, currently we are not able to estimate that fourth quarter expense.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). This Standard changes the way consolidated net income is presented, requiring consolidated net income to report amounts attributable to both the parent and the noncontrolling interest but earnings per share will be based on amounts attributable to the parent. It also establishes protocol for recognizing certain ownership changes as equity transactions or gain or loss and requires presentation of noncontrolling ownership interest as a component of consolidated equity. The Standard is effective for annual reporting periods beginning after December 15, 2008 and is to be applied prospectively. We have not yet completed our assessment of the impact FAS 160 will have on the presentation of our financial condition, results of operations or cash flows.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risks
At September 27, 2008, there had not been a material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2007 Form 10-K.
Foreign Exchange Rate Risks
At September 27, 2008, there had not been a material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2007 Form 10-K.
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
As previously disclosed, the Company continues to cooperate with the SEC in their formal order of investigation issued in January 2008 covering the matters previously subject to the informal inquiry that commenced July 2007. A formal order of investigation allows the SEC to subpoena witnesses, books, records, and other relevant documents. The matters subject to the investigation include contacts and communications with financial analysts, inventory receipt and reserves, timing of vendor payments, certain intercompany loans, certain payments to foreign officials, inventory obsolescence and timing and recognition of vendor program funds.
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
On March 21, 2008, the court in the Southern District of Florida entered an Order consolidating the class action lawsuits and an Order consolidating the derivative actions. Lead plaintiff in the consolidated class actions, the New Mexico Educational Retirement Board, filed its Consolidated Amended Complaint on July 2, 2008. On September 2, 2008, Office Depot filed a motion to dismiss the Consolidated Amended Complaint on the basis that it fails to state a claim. We are still awaiting an amended complaint in the derivative action. We plan to vigorously defend both the consolidated class action and the consolidated derivative action, which are in their early stages.
Item 1A. Risk Factors.
With the exception of material changes to the following previously disclosed risk factors, there have been no other material changes in our risk factors from those disclosed in Part 1, Item 1A of our 2007 Form 10-K.
Economic Conditions may Cause a Decline in Business and Consumer Spending which could Adversely Affect Our Business and Financial Performance: Our operating results are impacted by the health of the North American, European, Asian, and Latin American economies. Our business and financial performance, including collection of our accounts receivable, may be adversely affected by current and future economic conditions that cause a decline in business and consumer spending, including a reduction in the availability of credit, increased unemployment levels (particularly with office workers), higher energy costs, rising interest rates, financial market volatility, recession, and acts of terrorism. Additionally, we may experience difficulties in scaling our operations to react to economic pressures in the U.S. and International markets.

Government Contracts: One of our largest clients currently consists of a cooperative representing various state and local governments for whom we provide office supplies and services. Our sales under this cooperative arrangement to multiple customers was less than 5% of our consolidated sales during the nine months ended September 27, 2008. Our government customer relationships are subject to uncertain future funding levels and applicable procurement laws and require restrictive contract terms; any of these factors could curtail current or future business. Contracting with government customers is highly competitive and can be expensive and time-consuming, often requiring that we incur significant upfront time and expense without any assurance that we will win a contract. Our ability to compete successfully for and retain business with these various government customers is highly dependent on cost-effective performance. Our government business is also sensitive to changes in national and international priorities and government budgets. Currently, we provide office supplies and services to the federal government and numerous states and other government agencies and customers in the United States, including via approximately 20 state contracts. Many of these government contracts have provisions that permit the government customer to terminate the contract for convenience with appropriate notice. In addition, in the ordinary course of business, sales and transactions to government customers may be subject to audits and review by governmental authorities and regulatory agencies. There has been recent negative press regarding some of our government contracts. Government customers may elect not to renew their contracts and submit them for rebid and may seek to exclude the company from participating in bids. We have conducted or are in the process of conducting our own review of numerous government contracts and sales to government customers in an effort to verify contract compliance and pricing accuracy and are participating or seeking to participate in bidding for applicable contracts. Nevertheless, additional negative press or allegations of performance issues, even if unfounded, could lead government customers to terminate or not renew their contracts or otherwise discontinue doing business with us or refuse to allow us to participate in bids all of which could have a negative impact on our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to company purchases made of Office Depot, Inc. common stock during the third quarter of the 2008 fiscal year:

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares (or	Approximate
			Units)	Dollar Value) of
			Purchased as	Shares that May
	(a) Total		Part of Publicly	Yet Be
	Number of	(b) Average	Announced	Purchased Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs(1)	Programs
June 29, 2008 - July 26, 2008	—	$—	—	$500,000,000
July 27, 2008 - August 23, 2008	—	$—	—	$500,000,000
August 24, 2008 - September 27, 2008	9,745 (2)	$7.33	—	$500,000,000
Total	9,745	$7.33	—	$500,000,000

(1)	On April 25, 2007, the board of directors authorized a common stock repurchase program whereby we were authorized to repurchase $500 million of our common stock. As of September 27, 2008, there had been no repurchases made under this authorization. The Company’s Asset Based Credit Facility imposes restrictions on the Company’s ability to repurchase or redeem shares of its stock.

(2)	Represents shares of common stock delivered or restricted shares of common stock withheld to pay income tax or other tax liabilities with respect to the vesting of restricted stock, exercise of stock options, or the settlement of performance share awards.

The company’s asset based credit facility includes limitations in certain circumstances on the payment of dividends. These dividend restrictions are based on the then-current fixed charge coverage ratio and borrowing availability at the point of consideration. The company has never declared or paid cash dividends on its common stock.
Item 5. Other Information
Effective September 17, 2008, the company entered into a Change in Control Agreement with Michael D. Newman (the “Executive”), the company’s Executive Vice President and Chief Financial Officer (the “Agreement”). The Agreement is consistent with agreements relating to change in control entered into between the company and certain other named executive officers.
The Agreement provides that the company will employ the Executive for a period of one year from the date on which a Change in Control (as defined below) has occurred (the “Employment Period”). During the Employment Period, the Executive shall receive a base salary, calculated by multiplying twelve times the highest monthly base salary earned by the Executive during his employment, and car allowance paid or payable to the Executive in an amount equal to the allowance paid during the twelve-month period immediately preceding the month in which the Change in Control occurs. The Executive will also be awarded an annual bonus equal to no less than the Executive’s highest bonus earned during his employment. During the Employment Period, the Executive shall also be eligible to participate in the company’s incentive plans, savings plans and welfare benefit plans.
The following conditions constitute a “Change in Control” under the Agreement:
•	the acquisition by an individual, entity or group of 20% or more of either (i) the company’s then-outstanding common stock or (ii) the combined voting power of the company’s then-outstanding voting securities; or

•	the directors in office as of the date of the Agreement, cease to constitute at least a majority of the Board of Directors; or

•	consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the company (the “Business Combination”). However, a change in control is not triggered if following the Business Combination (i) the company’s then-existing shareholders continue to hold more than 80% of the common stock and of the combined voting power of the new corporation, (ii) no one directly or indirectly owns 20% or more of the then-outstanding common stock or of the combined voting power of the new corporation except to the extent that such ownership existed prior to the Business Combination, and (iii) at least a majority of the new corporation’s directors were members of the Board of Directors at the time of the execution of the initial agreement providing for such Business Combination; or

•	complete liquidation or dissolution of the company as approved by the company’s shareholders.
The Agreement provides for payments to the Executive in the event the Executive is terminated during the Employment Period for “cause” (as defined in the Agreement) or in the event of death, disability or resignation for “good reason” (as defined in the Agreement). In the event that the Executive is terminated other than for cause, the Executive is entitled to receive his base salary through the date of termination and a pro-rata portion of the greater of (i) the annual bonus paid or payable for the most recently completed fiscal year during the Employment Period or (ii) the highest annual bonus earned for the last three full fiscal years prior to the Change in Control (the greater amount of (i) and (ii) being referred to as the “Highest Annual Bonus”). In addition, the Executive will also receive a lump sum payment equal to two times the sum of (i) his annual base salary and (ii) the Highest Annual Bonus. The Executive will receive the same payments in the event of the Executive’s death or disability during the Employment Period. The Agreement further provides that if, during the Employment Period, the company terminates the Executive’s employment for cause or, if the Executive exercises his right to terminate his employment without good reason, then the Executive is entitled to receive his base salary through the date of termination.

Item 6. Exhibits
     Exhibits
10.1	Change in Control Agreement between the Company and Michael D. Newman

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC. (Registrant)
Date: October 29, 2008	By:	/s/ Steve Odland
Steve Odland
Chief Executive Officer and Chairman, Board of Directors (Principal Executive Officer)

Date: October 29, 2008	By:	/s/ Michael D. Newman
Michael D. Newman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 29, 2008	By:	/s/ Mark E. Hutchens
Mark E. Hutchens
Senior Vice President and Controller (Principal Accounting Officer)