Form 10-K
period 2008-12-27
OFFICE DEPOT INC
filed 2009-02-24
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 27, 2008

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 1-10948
Office Depot, Inc.
(Exact name of registrant as specified in its charter)

Delaware	59-2663954
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6600 North Military Trail, Boca Raton, Florida	33496
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2008 (based on the closing market price on the Composite Tape on June 27, 2008) was approximately $3,010,635,490 (determined by subtracting from the number of shares outstanding on that date the number of shares held by affiliates of Office Depot, Inc.).
The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At January 24, 2009, there were 274,832,415 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.
Documents Incorporated by Reference:
Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Office Depot, Inc. definitive Proxy Statement for its 2009 Annual Meeting of Shareholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Act of 1934, as amended, within 120 days of Office Depot, Inc.’s fiscal year end.

PART I
Item 1. Business.
Office Depot, Inc. is a global supplier of office products and services. The company was incorporated in 1986 with the opening of our first retail store in Fort Lauderdale, Florida. In fiscal year 2008, we sold $14.5 billion of products and services to consumers and businesses of all sizes through our three business segments: North American Retail Division, North American Business Solutions Division and International Division. Sales are processed through multiple channels, consisting of office supply stores, a contract sales force, an outbound telephone account management sales force, internet sites, direct marketing catalogs and call centers, all supported by our network of crossdock facilities, warehouses and delivery operations.
Additional information regarding our business segments is presented below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Note L – Segment Information of Notes to Consolidated Financial Statements located elsewhere in this Annual Report on Form 10-K.
North American Retail Division
Our North American Retail Division sells a broad assortment of merchandise through our chain of office supply stores in the U.S. and Canada. We currently offer general office supplies, computer supplies, business machines and related supplies, and office furniture from national brands as well as our own private brands, which include Office Depot®, Foray®, Ativa®, Break Escapes™, Worklife™ and Christopher Lowell™. Most stores also contain a design, print and ship center offering graphic design, printing, reproduction, mailing, shipping, and other services. Also, during 2008, we announced the nationwide availability of a PC support and network installation service that provides our customers with in-home, in-office and in-store support for their technology needs.
Our retail stores are designed to provide a positive shopping experience for the customer. We strive to optimize visual presentation, product placement, shelf capacity, in-stock positions, and inventory turnover. Our goal is to maintain sufficient inventory in the stores to satisfy current and near-term customer needs, while controlling the overall working capital invested in inventory. Currently, most store replenishment is handled through our crossdock flow-through distribution system. Bulk merchandise is sorted for distribution and generally shipped the same day to stores needing to replenish their inventory. We operated 12 crossdock facilities at the end of 2008, one of which will be closed during 2009. As we work to optimize our supply chain, we may operate combination facilities to satisfy both the needs of retail stores and delivery customers.
In recent years, we have developed a new store format that we call “M2.” This design is intended to provide improved lines of sight, effective product adjacencies and updated signage and lighting, while lowering overall operating costs. This format is being used for all new store openings and remodels. While we believe the current M2 format is a desirable design and an improvement over prior designs, we may continue to modify it in the future.
At the end of 2008, our North American Retail Division operated 1,267 office supply stores throughout the U.S. and Canada. The largest concentration of our retail stores is in California, Texas and Florida, but we have broad representation across North America. The count of open stores may include locations temporarily closed for remodels or other factors. Store opening and closing activity for the last three years has been as follows:

	Open at			Open at
	Beginning			End
	of Period	Opened	Closed	of Period	Relocated

2006	1,047	115	4	1,158	7
2007	1,158	71	7	1,222	3
2008	1,222	59	14	1,267	7
Due to changes in the economic climate, we have reduced our store opening and remodel plans. We currently plan to add approximately 15 new retail stores in North America in 2009. Also, we will be closing 108 additional retail stores in North America in the first quarter of 2009 and another 10 stores throughout the year as their leases expire or other lease arrangements are finalized. See Charges discussed in MD&A for additional information.

North American Business Solutions Division
Our North American Business Solutions Division sells nationally branded and private brand office supplies, technology products, furniture and services by means of a dedicated sales force, through catalogs and electronically through our internet sites. We strive to ensure that our customers’ needs are satisfied through various channel offerings, and we continue to develop the people, systems and processes to enable us to meet those needs. Our direct business is tailored to serve small- to medium-sized customers. Our direct customers can order products from our catalogs, by phone or through our public web sites (www.officedepot.com), including our public web site devoted to technology products (www.techdepot.com).
Our contract business employs a dedicated sales force that services the office supply needs of predominantly medium-sized to Fortune 100 customers. We believe sales representatives impact revenues by building relationships with customers and providing information, business tools and problem-solving services to them. We offer contract customers the convenience of shopping on dedicated web sites and in our retail locations, while charging their contract pricing in lieu of retail pricing. During 2008, we implemented a contact strategy that allows us to continue to aggressively pursue customers using the tools and processes of this initiative. We also use telephone account management for outbound sales contacts with our customers. Sales made at retail locations to our contract customers are included in the results of our North American Retail Division.
We also entered into government contracts through a multi-state contract available to local and state government agencies, school districts (K-12), higher education and non-profits nationwide. We were awarded this contract on January 2, 2006, and the contract expires on January 1, 2010. Multi-state contracts enable individual states or municipalities to utilize the buying power of multiple states, which results in lower costs based on volume purchasing. These contracts include an administrative fee payable to a third party administrator. As part of a normal process of doing business with local and state governmental agencies, we are subject to audits and reviews of these government contracts. See “Part I – Item 3 – Legal Proceedings” for additional discussion.
Contract and direct customers’ orders are filled primarily through deliveries from our distribution centers (“DCs”) located across the United States and Canada. Some DCs and some retail locations also house sales offices and administrative offices. We have outsourced our inbound call center activities; however, in-house staff manages what we consider to be the most critical points of customer interaction.
Inventory is held in our DCs at levels we believe sufficient to meet current and anticipated customer needs. We utilize processes to evaluate the appropriate timing and quantity of reordering with the objective of controlling our investment in inventory, while at the same time ensuring customer satisfaction. Certain purchases may be sent directly from the manufacturer to our customers.
Over the past several years, we have implemented technologies to assist with reordering, stocking, the pick-and-pack process and delivery operations. We have also increased our use of third party delivery services and reduced our own fleet of vehicles where cost reductions could be achieved without compromising customer service levels. We operated 20 DCs at the end of 2008. During 2009, we will consolidate certain of our supply chain facilities, which will result in the closure of four of these distribution centers as well as one distribution center that had ceased operations as of the end of 2008. Additionally, we are likely to modify our supply chain operations to include combination facilities that will service both our North American Retail and North American Business Solutions Divisions.
Because sales and marketing efforts and catalog production have similarities between the North American Business Solutions Division and the International Division, those topics are addressed separately after the three segment discussions, though they are integral to understanding the processes and management of these Divisions.
International Division
As of December 27, 2008, we sold to customers in 48 countries throughout North America, Europe, Asia and Central America either through wholly-owned entities, majority-owned entities or other ventures covering 38 countries, and through alliances in an additional ten countries. Our International Division sells office products and services through direct mail catalogs, contract sales forces, internet sites and retail stores, using a mix of company-owned operations, joint ventures, licensing and franchise agreements, alliances and other arrangements. International operations are managed on a geographic basis through three regional offices rather than by sales channel; however, for consistency of discussion, sales channels will be used to describe the activities of the International Division.

The international direct channel was launched in 1990 with the start-up of operations in the United Kingdom (“UK”). We offer products under the Viking name that is co-branded with Office Depot, and we may migrate to the Office Depot brand in Europe over a multi-year period. We now have catalog offerings in 14 countries outside of North America, and we operate approximately 35 separate web sites in the International Division.
In 2000, we launched the Office Depot contract channel in the UK and subsequently expanded the channel to four additional countries. We further expanded our contract start-up business in 2003 with the acquisition of Guilbert, S.A. Guilbert operations and customers have been fully integrated into the Office Depot operations since the end of 2006.
In an effort to expand our geographic footprint around the globe, we have made certain acquisitions over the past few years. During 2006, we completed acquisitions in South Korea (majority ownership interest in Best Office), China (majority ownership interest in AsiaEC) and Eastern Europe (100% ownership interest in Papirius s.r.o.). Also in 2006, we increased our ownership interest to a majority stake in Office Depot Israel. During 2008, we became a 51% owner of a joint venture, which acquired eOfficePlanet India pvt. Also in 2008, we completed an acquisition in Sweden (majority ownership interest in AGE Kontor & Data AB) and purchased the remaining shares of Asia EC and Office Depot Israel.
To appropriately support our geographic expansion, our International Division operates separate regional headquarters for Europe/Middle East (The Netherlands), Asia (Hong Kong) and Latin America (South Florida). During 2007, we began to transition our back-office accounting functions in Europe to a shared-services facility in Eastern Europe and at the end of 2008, that transition was essentially complete.
At the end of 2008, the International Division operated, through wholly-owned or majority-owned entities, 162 retail stores in France, Hungary, Israel, Japan, South Korea and Sweden. In addition, we participate under licensing and merchandise arrangements in 98 stores in South Korea and Thailand. Following a strategic review of the business in late 2008, we have decided to close our retail store operations in Japan during 2009.
Since 1994, we have participated in a joint venture in Mexico. In recent years, this venture, Office Depot de Mexico, has grown in size and scope and now includes 186 retail locations in Mexico, Costa Rica, El Salvador, Guatemala, Honduras, and Panama, as well as call centers and distribution centers to support the delivery business in certain areas. We provide services to the venture through management consultation, product selection, product sourcing and information technology services. Because we participate equally in this business with a partner, we account for the activity under the equity method and venture sales of approximately $953 million in 2008 are not directly reflected in our revenues nor in our consolidated retail comparable store statistics.
Including company-owned operations, joint ventures, licensing and franchise agreements we sell office products through 446 retail stores outside North America.
International Division store and distribution center operations are summarized below (includes only wholly-owned and majority-owned entities):

	Office Supply Stores
	Open at				Open at
	Beginning	Opened/			End
	of Period	Acquired		Closed	of Period

2006	70	55	(1)	—	125
2007	125	26		3	148
2008	148	15	(2)	1	162

	Distribution Centers
	Open at				Open at
	Beginning	Opened/			End
	of Period	Acquired		Closed	of Period

2006	25	10	(3)	3	32
2007	32	2		1	33
2008	33	19	(4)	9	43

(1)	Includes 33 retail stores obtained in the acquisition of the business in Israel and nine retail stores obtained in the acquisition of the business in South Korea.

(2)	Includes 13 retail stores obtained in the acquisition of the business in Sweden.

(3)	Includes one DC obtained in the acquisition of the business in Israel, five DCs obtained in the acquisition of the business in China, one DC obtained in the acquisition of the business in South Korea and two DCs obtained in the acquisition of Papirius that are located in the Czech Republic and Lithuania (Lithuania was disposed during 2008).

(4)	Includes 12 DCs obtained in the acquisition of the business in India and four DCs obtained in the acquisition of the business in Sweden.

Merchandising
Our merchandising strategy is to meet our customers’ needs by offering a broad selection of nationally branded office products, as well as an increasing array of private brand products and services. Our selection of private brand products has increased in breadth and level of sophistication over time. We currently offer general office supplies, computer supplies, business machines and related supplies, and office furniture under various labels, including Office Depot®, Viking Office Products®, Foray®, Ativa®, Break Escapes™, Niceday™, Worklife™ and Christopher Lowell™.
Total sales by product group were as follows:

	2008	2007*	2006*

Supplies	61.5%	59.3%	60.1%
Technology	24.7%	26.7%	26.7%
Furniture and other	13.8%	14.0%	13.2%

	100.0%	100.0%	100.0%

*	Conformed to current year product classification.
We buy substantially all of our merchandise directly from manufacturers and other primary suppliers, including direct sourcing of products from domestic and offshore sources. We also enter into arrangements with vendors that can lower our unit product costs if certain volume thresholds or other criteria are met. For additional discussion regarding these arrangements, see the Critical Accounting Policies section of MD&A. In most cases, our suppliers deliver merchandise directly to our DCs or crossdock facilities. The latter are flow-through facilities that re-supply our retail stores in North America.
We operate separate merchandising functions in North America, Europe and Asia as well as in our joint ventures. Each group is responsible for selecting, purchasing and pricing merchandise as well as managing the product life cycle of our inventory. In recent years, we have increasingly used global tenders across all regions to further reduce our product cost while maintaining product quality.
We operate a global sourcing office in Shenzhen, China, which allows us to take more direct control of our product sourcing, logistics and quality assurance. This office consolidates our purchasing power with Asian factories and, in turn, helps us to increase the scope of our private brand offerings.
Sales and Marketing
Our marketing programs are designed to attract new customers and to drive frequency of customer visits to our stores and web sites and increase the “share of wallet” of our existing customers by capturing more of what they spend in total on the products we sell. We regularly advertise in major newspapers in most of our North American markets. These advertisements are combined with local and national radio, network and cable television advertising campaigns, and direct marketing efforts.
We offer customer loyalty programs that provide customers with rewards that can be applied against future Office Depot purchases or other incentives. These programs have provided us with valuable information enabling us to market more effectively to our customers and drive incremental sales. These programs may change in popularity in the future, and we may make alterations to them from time to time.
We perform periodic competitive pricing analyses to monitor each market, and prices are adjusted as necessary to adhere to our pricing philosophy and further our competitive positioning. We generally expect our everyday prices to be highly competitive with other resellers of office products.

We acquire new customers by selectively mailing specially designed catalogs and by making on-premises sales calls to prospective customers. We also make outbound sales calls using dedicated agents through our telephone account management program. We obtain the names of prospective customers in new and existing markets through the purchase of selected lists from outside marketing information services and other sources as well as through the use of a proprietary mailing list system. We also acquire customers through e-mail marketing campaigns and online affiliates. We are a primary sponsor of NASCAR® and are currently designated NASCAR®’s official office products partner. No single customer in any of our segments accounts for more than 5% of our total sales.
We consider our business to be only somewhat seasonal, with sales generally trending lower in the second quarter, following the “back-to-business” sales cycle in the first quarter and preceding the “back-to-school” sales cycle in the third quarter and the holiday sales cycle in the fourth quarter. Certain working capital components may build and recede during the year reflecting established selling cycles. Business cycles can and have impacted our operations and financial position when compared to other periods. See “Item 1A — Risk Factors” for additional discussion.
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
Our catalog offerings typically include a complete buyers’ guide containing all of our products at their regular discount prices. This buyers’ guide, which is distributed to our active customers, varies in size among countries. Prospecting catalogs with special offers designed to attract new customers are mailed at certain intervals. In addition, specialty and promotional catalogs may be delivered more frequently to selected customers.
Design, Print and Ship
Most of our North American retail stores contain a Design, Print & Ship DepotTM offering graphic design, printing, reproduction, mailing, shipping, and other services. We have launched the exclusive “Xerox Certified Print Specialist” program, which certifies associates as experts in the area of digital imaging and printing. In addition to the in-store locations, we operate ten regional print facilities, which support copy and print orders taken in our North American Retail and North American Business Solutions Divisions.
Industry and Competition
We operate in a highly competitive environment in all three of our segments. We believe that we compete favorably on the basis of price, service, relationships and selection. We compete with office supply stores, wholesale clubs, discount stores, mass merchandisers, food and drug stores, computer and electronics superstores, internet-based companies and direct marketing companies. These companies, in varying degrees, compete with us in substantially all of our current markets.
Other office supply retail companies market similarly to us in terms of store format, pricing strategy and product selection and availability in the markets where we operate, primarily those in the United States and Canada. We anticipate that in the future we will face increased competition from these chains as each of us expands our operations locally and globally.
Internationally, we compete on a similar basis to how we compete in North America. Outside of the U.S. and Canada, we sell through contract and catalog channels in 20 countries and operate retail stores in six countries through wholly-owned or majority-owned entities, though we have recently announced our intent to close our retail operations in Japan. Additionally, our International Division provides office products and services in 26 countries through joint ventures, licensing and franchise agreements, cross-border transactions, alliances and other arrangements.
Employees
As of January 24, 2009, we had approximately 43,000 employees worldwide. Our workforce is largely non-union and our labor relations are generally good. In certain international locations, changes in staffing or work arrangements may need approval of local works councils or other bodies.

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
In 2008, Office Depot continued to implement environmental programs in line with our stated environmental vision to “increasingly buy green, be green and sell green” — including environmental sensitivity in our packaging, operations and sales offerings. Also, in January 2009, our “Green” retail store prototype received a Leadership in Energy and Environmental Design (LEED) Gold Certification from the U.S. Green Building Council. Additional information on our green product offerings can be found at www.officedepot.com/buygreen.
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
Additionally, our corporate governance materials, including governance guidelines; the charters of the Audit, Compensation, Finance, and Governance and Nominating Committees; and the code of ethical behavior may also be found under the “Investor Relations” section of our web site at www.offficedepot.com. Office Depot makes no provisions for waivers of the code of ethical behavior. A copy of the foregoing corporate governance materials is available upon written request to the company.
We submitted our 2008 annual Section 12(a) CEO certification with the New York Stock Exchange (“NYSE”). The certification was not qualified in any respect. Additionally, we filed with this Form 10-K, the CEO and CFO certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
Executive Officers of the Registrant
Steve Odland — Age: 50
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
Charles Brown — Age: 55
Mr. Brown has been President, International since 2005. In 2007, oversight of business development was added to his role. He was the company’s Executive Vice President and Chief Financial Officer from 2001 to 2005. Prior to that, Mr. Brown was Senior Vice President, Finance and Controller since he joined our company in 1998. Before joining Office Depot, he was Senior Vice President and Chief Financial Officer of Denny’s, Inc. from 1996 until 1998; from 1994 until 1995, he was Vice President and Chief Financial Officer of ARAMARK International; and from 1989 until 1994, he was Vice President and Controller of Pizza Hut International, a Division of PepsiCo, Inc. Mr. Brown assumed the role of acting Chief Financial Officer of the Company effective March 1, 2008 and served in that role until August 2008, when Michael Newman began his role as the Company’s permanent Chief Financial Officer.
Elisa Garcia — Age: 51
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

Monica Luechtefeld — Age: 60
Ms. Luechtefeld has been our Executive Vice President, Information Technology since early 2005. She was also responsible for business development from early 2005 to 2007. She assumed responsibility for supply chain from 2007 through 2008. Previously, she was Executive Vice President of E-Commerce from 2000. Prior to this role, she held several officer positions including Vice President, Marketing and Sales Administration and Vice President of Contract Marketing & Business Development. Ms. Luechtefeld joined Office Depot in 1993, serving as General Manager of the Southern California Region of Office Depot until 1996.
Michael Newman — Age: 52
Mr. Newman was appointed Executive Vice President, Chief Financial Officer in August 2008. Prior to joining Office Depot, Mr. Newman served as Chief Financial Officer of Platinum Research Organization, Inc. from April 2007 through February 2008. Prior to joining Platinum Research Organization, Mr. Newman was employed as an independent consultant since 2005. Mr. Newman also served as Chief Financial Officer of Blackstone Crystal Holdings Capital Partners from 2004 to 2005 and Chief Financial Officer of Radio Shack Corp. from 2001 to 2004. Mr. Newman also held Chief Financial Officer roles at Intimate Brands and Hussmann International (which was acquired by Ingersoll-Rand in 2000). He also spent 17 years at General Electric in a variety of management roles both in the United States and Europe.
Kevin Peters — Age: 51
Mr. Peters was appointed Executive Vice President, Supply Chain in October 2007. Prior to joining Office Depot, Mr. Peters spent five years in management roles at W. W. Grainger, Inc., most recently as Senior Vice President, Supply Chain. Prior to W. W. Grainger, Mr. Peters spent 11 years at The Home Depot, serving as the company’s Vice President and General Manager, Strategic Initiatives, Toronto/San Diego. He also has held positions in physical distribution operations, purchasing and inventory management at McMaster-Carr Supply Company.
Carl (Chuck) Rubin — Age: 49
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
Steven Schmidt — Age: 54
Mr. Schmidt was appointed President, North American Business Solutions in July 2007. Prior to joining Office Depot, Mr. Schmidt spent 11 years with the ACNielsen Corporation, most recently serving as President and Chief Executive Officer. Prior to joining ACNielsen, Mr. Schmidt spent eight years at the Pillsbury Food Company, serving as President of its Canadian and Southeast Asian operations. He has also held management positions at PepsiCo and Procter & Gamble.
Daisy Vanderlinde — Age: 57
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
Mark Hutchens — Age: 43
Mr. Hutchens was appointed Senior Vice President and Controller in September 2008. Prior to assuming that position, Mr. Hutchens held the position of Senior Vice President of Finance, International Division since late 2006. Prior to joining the company, Mr. Hutchens served as Assistant Treasurer at Yum! Brands, Inc., from February 2005 to November 2006 and as General Auditor from November 2003 to February 2005. In addition, Mr. Hutchens served in a variety of senior management positions at Yum! from May 1996 to November 2003. Prior to joining Yum! Mr. Hutchens served in various management positions at Ford Motor Company, where he was employed until May 1996.
     Information with respect to our directors is incorporated herein by reference to information included in the Proxy Statement for our 2009 Annual Meeting of Shareholders.

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
Economic Conditions May Cause a Decline in Business and Consumer Spending Which Could Adversely Affect Our Business and Financial Performance: Our operating results and performance depend significantly on worldwide economic conditions and their impact on business and consumer spending.  The decline in business and consumer spending resulting from the global recession and the deterioration of global credit markets has caused our comparable store sales to decline from prior periods and we have experienced similar declines in our other domestic and international businesses.  Our business and financial performance may continue to be adversely affected by current and future economic conditions and the level of consumer debt and interest rates, which may cause a continued or further decline in business and consumer spending.
Supplier Credit and Order Fulfillment Risk: We purchase products for resale under credit arrangements with our vendors. In recent years, we have worked to set payment terms to our vendors under these credit arrangements to occur at a time approximately equal to the anticipated time it takes to sell the vendor’s products. In weak global markets, vendors may seek credit insurance to protect against non-payment of amounts due to them. If we continue to experience declining operating performance, and if we experience severe liquidity challenges, vendors may demand that we accelerate our payment for their products. Also, credit insurers may curtail or eliminate coverage to the vendors. If vendors begin to demand accelerated payment of amounts due to them or if they begin to require advance payments or letters of credit before goods are shipped to us, these demands could have a significant adverse impact on our operating cash flow and result in a severe drain on our liquidity. Borrowings under our existing credit facility could reach maximum levels under such circumstances and we would seek alternative liquidity measures but may not be able to meet our obligations as they become due. In addition if our suppliers are unable to access liquidity or become insolvent, they could be unable to supply us with product. Also, some of our suppliers may serve other industries. Any adverse impacts to those industries, as a result of the economic slowdown or credit crisis, could have a ripple effect on these suppliers which could adversely impact their ability to supply us as necessary. Any such disruptions could negatively impact our ability to deliver products and services to our customers, which in turn could have an adverse impact on our business, operating results, financial condition or cash flow.
Liquidity: Historically, we have generated positive cash flow from operating activities and have had access to broad financial markets that provide the liquidity we need to operate our business. Together, these sources have been used to fund operating and working capital needs, as well as invest in business expansion through new store openings, capital improvements and acquisitions. However, due to the downturn in the global economy our operating results and liquidity have diminished. In September 2008, we entered into a $1.25 billion asset based credit facility intended to provide liquidity. The recent distress in the financial markets has resulted in extreme volatility in the capital markets and diminished liquidity and credit availability. There can be no assurance that our liquidity will not be adversely affected by changes in the financial markets and the global economy. In addition, deterioration in our financial results could negatively impact our credit ratings. The tightening of the credit markets or a downgrade in our credit ratings could increase our borrowing costs and make it more difficult for us to access funds, to refinance our existing indebtedness, to enter into agreements for new indebtedness or to obtain funding through the issuance of securities. If such conditions were to persist, we would seek alternative sources of liquidity but may not be able to meet our obligations as they become due.
Financial Covenants in Existing Credit Facility: Our asset based credit facility contains a fixed charge coverage ratio covenant that is operative only when borrowing availability is below $187.5 million or prior to a restricted transaction, such as incurring additional indebtedness, acquisitions, dispositions, dividends, or share repurchases. The agreement also contains representations, warranties, fees, affirmative and negative covenants, and default provisions. A breach of any of these covenants could result in a default under our credit agreement. Upon the occurrence of an event of default under our credit agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay our revolving credit agreement and our other indebtedness. Also, should there be an event of default, or need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. Acceleration of any obligation under any of our material debt instruments will permit the holders of our other material debt to accelerate their obligations. See “Liquidity and Capital Resources”.

New York Stock Exchange (“NYSE”) Compliance Risk: Our common stock is currently listed on the NYSE. Subject to NYSE rules, we are required to maintain compliance with the minimum share price rule which requires that the average closing price of our common stock be at least $1.00. If we were unable to maintain a minimum share price of at least $1.00 for a period of 30 consecutive trading days our common stock could be subject to delisting. A delisting of our common stock could negatively impact us by reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing.
Litigation / Regulatory Risks: We are involved in various legal proceedings, which may involve class action lawsuits, state and federal governmental inquiries and investigations, employment, tort, consumer litigation and intellectual property litigation. Certain of these legal proceedings are described in detail in our Legal Proceedings Section. These legal proceedings could expose us to significant defense costs, fines, penalties, suspensions, debarments and liability to private parties for monetary recoveries and attorneys’ fees, any of which could have a material adverse effect on our business and results of operations.
Litigation and governmental investigations could result in substantial additional costs. The SEC is investigating our compliance with Federal securities laws and certain states and federal agencies are investigating our pricing under certain contracts. Although we are cooperating with the governmental agencies in these matters, they may determine that we have violated some laws or regulations. If these agencies determine that we have violated some laws or regulations, we may face sanctions, including, but not limited to, significant monetary penalties, injunctive relief and loss of business.
In addition, we have been named a defendant in a number of class-action and related lawsuits. The findings and outcome of the SEC investigation may affect the class-action and derivative lawsuits that are pending. We are generally obliged, to the extent permitted by law, to indemnify our directors and our former directors and officers who are named defendants in some of these lawsuits. We are unable to estimate what our liability in these matters may be, and we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on our financial condition or results of operations. See “Part I — Item 3 — Legal Proceedings” for a description of pending litigation and governmental proceedings and investigations.
Competition: We compete with a variety of retailers, dealers, distributors, contract stationers, direct marketers and internet operators throughout our worldwide operations. This is a highly competitive marketplace that includes such retail competitors as office supply stores, warehouse clubs, computer and electronics stores, mass merchant retailers, local merchants, grocery and drug-store chains as well as other competitors including direct mail and internet merchants, contract stationers, and direct manufacturers. Our competitors may be local, regional, national or international. Further, competition may come from highly-specialized low-cost merchants, including ink refill stores and kiosks, original equipment manufacturers, concentrated direct marketing channels including well-funded and broad-based enterprises. There is a possibility that any or all of these competitors could become more aggressive in the future, thereby increasing the number and breadth of our competitors. In recent years, new and well-funded competitors have begun competing in certain aspects of our business. For example, two major common carriers of goods have retail outlets that allow them to compete directly for copy, printing, packaging and shipping business, and offer products and services similar to those we offer. While they do not yet have the breadth of products that we offer, they are extremely competitive in the areas of package shipping and copy and print centers. Recently, the so-called warehouse clubs have expanded upon their “in-store” offerings by adding catalog and internet sales channels, offering a broad assortment of office products for sale on a direct delivery basis. In order to achieve and maintain expected profitability levels in our three operating divisions, we must continue to grow by adding new customers and taking market share from competitors and using pricing necessary to retain existing customers. If we fail to adequately address and respond to these pressures in both North America and internationally, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Government Contracts: One of our largest U.S. clients currently consists of various state and local governments, a relationship, which is subject to uncertain future funding levels and federal and state procurement laws and requires restrictive contract terms; any of these factors could curtail current or future business. Contracting with state and local governments is highly competitive and can be expensive and time-consuming, often requiring that we incur significant upfront time and expense without any assurance that we will win a contract. Our ability to compete successfully for and retain business with the federal and various state and local governments is highly dependent on cost-effective performance. Our government business is also sensitive to changes in national and international priorities and U.S., state and local government budgets.

Execution of Expansion Plans: We plan to open approximately 15 stores in the North American Retail Division during 2009. Circumstances outside of our control could negatively impact these anticipated store openings. We cannot determine with certainty whether our new store openings, including some newly sized or formatted stores or retail concepts, will be successful. The failure to expand by successfully opening new stores as planned, or the failure of a significant number of these stores to perform as planned, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Global Sourcing of Products/Private Brand: In recent years, we have substantially increased the number and types of products that we sell under our private brands. We currently offer general office supplies, computer supplies, business machines and related supplies, and office furniture under various labels, including Office Depot®, Viking Office Products®, Niceday™, Foray®, Ativa®, Break Escapes™, Worklife™ and Christopher LowellTM. Sources of supply may prove to be unreliable, or the quality of the globally sourced products may vary from our expectations. We have recently opened our own product sourcing office in China and are reducing our reliance on the use of third-party trading companies. While this may improve our cost structure, it also makes our company more accountable for relationships with the Asian factories and other sources of private branded product and increases our risks associated with doing business in that region of the world. Economic and civil unrest in areas of the world where we source such products, as well as shipping and dockage issues could adversely impact the availability or cost of such products, or both. Moreover, as we seek indemnities from the manufacturers of these products, the uncertainty of realization of any such indemnity and the lack of understanding of U.S. product liability laws in certain parts of Asia make it more likely that we may have to respond to claims or complaints from our customers as if we were the manufacturer of the products. Most of our imported goods to the United States arrive from Asia, and the ports through which these goods are imported are located primarily on the West Coast. Therefore, we are subject to potential disruption of our supplies of goods for resale due to labor unrest, security issues or natural disasters affecting any or all of these ports. Finally, as a significant importer of manufactured goods from foreign countries, we are vulnerable to security concerns, labor unrest and other factors that may affect the availability and reliability of ports of entry for the products that we source. Any of these circumstances could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Possible Business Disruption Because of Weather: Weather conditions may affect any business, especially retail businesses, including snow storms, high winds and heavy rain. Because of our heavy concentration in the southern United States (including Florida and the Gulf Coast), our company may be more susceptible than some others to the effects of tropical weather disturbances. For example, during 2004 and 2005, we sustained disruption to our businesses in the United States due to the number and severity of weather events in the Southeastern United States, including record numbers of hurricanes. While we have been able to recover quickly from these events in the past, the long-range weather forecast calls for higher than normal tropical storm activity, especially in the Southeastern United States, for a number of years into the future. It is impossible to know whether these storms will occur as forecasted, or the location or severity of such storms. Winter storm conditions in the Midwest and Southwest, areas that also have a large concentration of our business activities, could result in supply chain constraints or other business disruptions. We believe that we have taken reasonable precautions to prepare for any such weather-related events, but our precautions may not be adequate to deal with such events in the future. If these events occur in the future (as they almost certainly will), and if they should impact areas in which we have concentrations of retail stores or distribution facilities, such events could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Labor: We are heavily dependent upon our labor force to identify new customers and provide desired products and services to existing customers. We attempt to attract and retain an appropriate level of personnel in both field operations and corporate functions. Our compensation packages are designed to provide benefits commensurate with our level of expected service. However, within our retail operations, we face the challenge of filling many positions at wage scales that are appropriate to the industry and competitive factors. We operate in a number of jurisdictions. It can be cumbersome to comply with labor laws and regulations, many of which vary from jurisdiction to jurisdiction. This has added to our labor costs in some locales as we have had to add personnel to monitor and track compliance with sometimes arcane rules and regulations that impact retailers in particular. As a result of these and other factors, we face many external risks and internal factors in meeting our labor needs, including competition for qualified personnel, overall unemployment levels, works councils (in our international locations), prevailing wage rates, as well as rising employee benefit costs, including insurance costs and compensation programs. We also engage third parties in some of our processes such as delivery and transaction processing and these providers may face similar issues. Changes in any of these factors, including especially a shortage of available workforce in the areas in which we operate, could interfere with our ability to adequately provide services to customers and result in increasing our labor costs. Any failure to meet increasing demands on securing our workforce could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, changes in the process for our employees to join a union could disrupt our business and add costs.
Unionization: While our management believes that our employee relations are good, we cannot be assured that we will not experience pressure from labor unions or become the target of campaigns similar to those faced by our competitors. The potential for unionization could increase if the United States Congress passes federal “card check” legislation. We have always respected our employees’ right to unionize or not to unionize. However, the unionization of a significant portion of our workforce could increase our overall costs at the affected locations and adversely affect our flexibility to run our business in the most efficient manner to remain competitive or acquire new business. In addition, significant union representation would require us to negotiate wages, salaries, benefits and other terms with many of our employees collectively and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.
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
Regulatory Environment: While businesses are subject to regulatory matters relating to the conduct of their businesses, including consumer protection laws, advertising regulations, wage and hour regulations and the like, certain jurisdictions have taken a particularly aggressive stance with respect to such matters and have stepped up enforcement, including fines and other sanctions. We transact substantial amounts of business in certain such jurisdictions, and to the extent that our business locations are exposed to what might be termed an overly aggressive enforcement environment or legal or regulatory systems that authorize or encourage private parties to pursue relief under so-called private attorney general laws and similar authorizations for private parties to pursue enforcement of governmental laws and regulations, the resulting fines and exposure to third party liability (such as monetary recoveries and recoveries of attorneys fees) could have a material adverse effect on our business and results of operations, including the added cost of increased preventative measures that we may determine to be necessary to conduct business in such locales.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of January 24, 2009, we operated 1,238 office supply stores in 49 U.S. states, the District of Columbia and Puerto Rico, 29 office supply stores in five Canadian provinces and 162 office supply stores (excluding our participation in arrangements through non-consolidated entities) in six countries outside of the United States and Canada. The following table sets forth the locations of these facilities. As of January 24, 2009, we also had 19 DCs in 15 U.S. states and one Canadian province and 43 DCs in 16 countries outside of the United States and Canada.
STORES

State/Country	#	State/Country	#
UNITED STATES:
Alabama	21	North Dakota	2
Alaska	2	Ohio	17
Arizona	7	Oklahoma	17
Arkansas	12	Oregon	22
California	153	Pennsylvania	25
Colorado	41	Puerto Rico	5
Connecticut	6	Rhode Island	2
Delaware	4	South Carolina	21
District of Columbia	1	South Dakota	1
Florida	147	Tennessee	27
Georgia	50	Texas	148
Hawaii	4	Utah	11
Idaho	6	Virginia	27
Illinois	64	Washington	39
Indiana	24	West Virginia	3
Iowa	5	Wisconsin	14
Kansas	9	Wyoming	3

Kentucky	21	TOTAL UNITED STATES	1,238
Louisiana	36
Maine	2	CANADA:
Maryland	32	Alberta	7
Massachusetts	7	British Columbia	9
Michigan	27	Manitoba	2
Minnesota	12	Ontario	9
Mississippi	16	Saskatchewan	2

Missouri	29	TOTAL CANADA	29
Montana	4
Nebraska	6	FRANCE	48
Nevada	21	HUNGARY	17
New Hampshire	1	ISRAEL	44
New Jersey	23	JAPAN	27
New Mexico	7	SOUTH KOREA	13
New York	16	SWEDEN	13

North Carolina	38	TOTAL OUTSIDE NORTH AMERICA	162
We did not open or close any retail stores during January 2009. We plan to close 118 stores in North America, of which 116 are part of the strategic review launched in the fourth quarter of 2008. We also plan to exit our retail operations in Japan during 2009. See Charges discussed in MD&A for additional information.

DCs

State/Country	#	State/Country	#
UNITED STATES:
Arizona	1	BELGIUM	1
California	2	CHINA	7
Colorado	1	CZECH REPUBLIC	1
Florida	2	FRANCE	5
Georgia	1	GERMANY	2
Illinois	1	INDIA	11
Maryland	1	IRELAND	1
Massachusetts	1	ISRAEL	1
Michigan	1	ITALY	1
Minnesota	1	JAPAN	1
New Jersey	1	SOUTH KOREA	1
North Carolina	1	SPAIN	1
Ohio	1	SWEDEN	4
Texas	2	SWITZERLAND	1
Washington	1	THE NETHERLANDS	1
		UNITED KINGDOM	4

CANADA:
Ontario	1

TOTAL UNITED STATES & CANADA	19	TOTAL OUTSIDE NORTH AMERICA	43
Although our distribution centers in Utah and Louisiana were not closed as of January 24, 2009, we were no longer receiving goods from suppliers or shipping goods to customers at these locations on that date. As discussed in MD&A, we plan to close these two distribution centers, along with three others in North America, during 2009. We also plan to close one distribution center in Europe during 2009.
In addition to the properties identified in the tables above, we operate 12 crossdock facilities in the United States. Generally, these facilities serve as centralized same-day distribution facilities where bulk shipments are brought in, broken into smaller quantities and shipped to retail stores needing supply. As discussed in MD&A, we plan to close one crossdock facility in North America during 2009.
Our corporate offices in Boca Raton, Florida consist of approximately 600,000 square feet of office space in three interconnected buildings. This facility is being leased over 15 years with certain renewal options. This lease is accounted for as a capital lease. We also own a corporate office in Venlo, the Netherlands which is approximately 226,000 square feet in size, and a systems data center in Charlotte, North Carolina which is approximately 53,000 square feet in size.
Although we own a small number of our retail store locations and several of our European distribution centers, most of our facilities are leased or subleased, with initial lease terms expiring in various years through 2032.
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
As previously disclosed, the company continues to cooperate with the SEC in its formal order of investigation issued in January 2008 covering the matters previously subject to the informal inquiry that commenced July 2007. A formal order of investigation allows the SEC to subpoena witnesses, books, records, and other relevant documents. The matters subject to the investigation include contacts and communications with financial analysts, inventory receipt and reserves, timing of vendor payments, certain intercompany loans, certain payments to foreign officials, inventory obsolescence and timing and recognition of vendor program funds.

In early November 2007, two putative class action lawsuits were filed against the Company and certain of its executive officers alleging violations of the Securities Exchange Act of 1934. In addition, two putative shareholder derivative actions were filed against the Company and its directors alleging various state law claims including breach of fiduciary duty. The allegations in all four lawsuits primarily relate to the accounting for vendor program funds. Each of the above-referenced lawsuits was filed in the Southern District of Florida, and is captioned as follows: (1) Nichols v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 6, 2007; (2) Sheet Metal Worker Local 28 Pension Fund v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 5, 2007; (3) Marin, derivatively, on behalf of Office Depot, Inc. v. Office Depot, Inc., Steve Odland, Neil R. Austrian, David W. Bernauer, Abelardo E. Bru, Marsha J. Evans, David I. Fuente, Brenda J. Gaines, Myra M. Hart, Kathleen Mason, Michael J. Myers, and Office Depot, Inc. filed on November 8, 2007; and (4) Mason, derivatively, on behalf of Office Depot, Inc. v. Steve Odland, Neil R. Austrian, David W. Bernauer, Abelardo E. Bru, Marsha J. Evans, David I. Fuente, Brenda J. Gaines, Myra M. Hart, Kathleen Mason, Michael J. Myers, and Office Depot, Inc. filed on November 8, 2007.
On March 21, 2008, the court in the Southern District of Florida entered an Order consolidating the class action lawsuits and an Order consolidating the derivative actions. Lead plaintiff in the consolidated class actions, the New Mexico Educational Retirement Board, filed its Consolidated Amended Complaint on July 2, 2008. On September 2, 2008, Office Depot filed a motion to dismiss the Consolidated Amended Complaint on the basis that it fails to state a claim, which remains pending. We are still awaiting an amended complaint in the derivative action. We plan to vigorously defend both the consolidated class action and the consolidated derivative action, which are in their early stages.
As part of a normal process of doing business with federal, local and state governmental agencies, we are subject to audits and reviews of our governmental contracts. Many of these audits and reviews are resolved without incident, however we have had several highly publicized inquiries by certain state agencies into contract pricing, and additional state inquiries may follow. We currently do not anticipate that this will have a material effect on our business. We are currently cooperating with the Florida and Missouri Attorneys General with respect to civil investigations regarding our pricing practices that relate primarily to government customers. We first became aware of the Florida matter in the second quarter of 2008 and the Missouri matter in the first quarter of 2009. We are also cooperating with the U.S. Department of Defense (“DOD”), the Department of Education, and the General Services Administration (“GSA”) with respect to their joint investigations that are being conducted in coordination with the Department of Justice regarding our pricing practices that relate to sales to certain federal agencies. We first became aware of the GSA matter on December 29, 2008, the DOD matter on January 20, 2009 and the Department of Education matter on February 19, 2009. No claim for relief has been made in any of these matters and management cannot predict their ultimate outcome.
Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ODP.” As of the close of business on January 24, 2009, there were 7,597 holders of record of our common stock. The last reported sale price of the common stock on the NYSE on January 24, 2009 was $2.43.
The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as quoted on the NYSE Composite Tape. These prices do not include retail mark-ups, markdowns or commission.

	High	Low
2008
First Quarter	$15.540	$10.600
Second Quarter	14.390	10.690
Third Quarter	11.430	5.510
Fourth Quarter	5.940	1.450
2007
First Quarter	$39.660	$32.230
Second Quarter	37.050	30.100
Third Quarter	31.070	17.790
Fourth Quarter	22.790	13.080
We have never declared or paid cash dividends on our common stock. Our asset based credit facility includes limitations in certain circumstances on the payment of dividends. These dividend restrictions are based on the then-current and proforma fixed charge coverage ratio and borrowing availability at the point of consideration. While we regularly assess our dividend policy, we have no current plans to declare a dividend. Earnings and other cash resources will continue to be used in the maintenance and expansion of our business.
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

The following table provides information with respect to our purchases of Office Depot, Inc. common stock during the fourth quarter of the 2008 fiscal year:

				(d) Maximum Number
				of Shares (or
			(c) Total Number of	Approximate Dollar
			Shares Purchased as	Value) that May Yet
			Part of Publicly	Be Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs (1)	Programs
September 28, 2008 — October 25, 2008	—	$—	—	$500,000,000

October 26 2008 — November 22, 2008	—	—	—	500,000,000

November 23, 2008 — December 27, 2008	—	—	—	500,000,000

Total/Balance as of December 27, 2008	—	$—	—	$500,000,000

Item 6. Selected Financial Data.
The following table sets forth selected consolidated financial data at and for each of the five fiscal years in the period ended December 27, 2008. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in Item 8 of this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this report.

(In thousands, except per share amounts and statistical data)	2008	2007	2006(2)	2005(3)	2004

Statements of Operations Data:
Sales	$14,495,544	$15,527,537	$15,010,781	$14,278,944	$13,564,699
Net earnings (loss) (1)	$(1,478,938)	$395,615	$503,471	$273,792	$335,504

Net earnings (loss) per share:
Basic	$(5.42)	$1.45	$1.79	$0.88	$1.08
Diluted	(5.42)	1.43	1.75	0.87	1.06

Statistical Data:
Facilities open at end of period:
United States and Canada:
Office supply stores	1,267	1,222	1,158	1,047	969
Distribution centers	20	21	20	20	22
Call centers	—	—	—	3	13

International(4):
Office supply stores	162	148	125	70	78
Distribution centers	43	33	32	25	25
Call centers	27	31	30	31	31

Total square footage — North American Retail Division	30,672,862	29,790,082	28,520,269	26,261,318	24,791,255

Percentage of sales by segment:
North American Retail Division	42.2%	43.9%	45.2%	45.6%	43.8%
North American Business Solutions Division	28.6%	29.1%	30.5%	30.1%	29.8%
International Division	29.2%	27.0%	24.3%	24.3%	26.4%

Balance Sheet Data:
Total assets	$5,268,226	$7,256,540	$6,557,438	$6,098,525	$6,794,338
Long-term debt, excluding current maturities	688,788	607,462	570,752	569,098	583,680

(1)	Fiscal year 2008 net loss includes impairment charges for goodwill and trade names of $1.27 billion and other asset impairment charges of $222 million. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

(2)	Statements of Operations Data for fiscal year 2006 and Balance Sheet Data for 2006, have been restated to reflect adjustments for vendor program accounting, which were filed on Form 10-K/A on November 20, 2007.

(3)	Includes 53 weeks in accordance with our 52 – 53 week reporting convention.

(4)	Facilities of owned or majority-owned entities operated by our International Division.

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
Our fiscal year results are based on a 52- or 53-week retail calendar ending on the last Saturday in December. Each of the three years addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is based on 52 weeks. Our comparable store sales relate to stores that have been open for at least one year.
OVERVIEW
Economic factors and company performance
Fiscal year 2008 was a very difficult period for the company. The housing crisis that began in California and Florida in 2007 deepened in 2008 and spilled over to other sectors of the U.S. economy and then the global economy. A wide range of underlying asset values decreased and in turn, contributed to a banking and credit crisis, as well as extreme volatility in the stock market. We entered a recessionary period combined with a systemic lack of liquidity and deep cuts in corporate spending. All of these factors contributed to a difficult retail environment. While we worked hard to anticipate and satisfy our customers’ needs, we clearly did not meet our goals. As a result, the company has reported a decline in sales and gross margins, as well as significant asset impairments and other charges, resulting in a significant loss for the year. We cannot predict the future, but most economists anticipate another difficult year in 2009. This outlook of continued recessionary factors has contributed to the severity of some of the impairment charges recognized in 2008. We will continue to focus on the needs of our small- to medium-sized customers, controlling cash flows, expanding our private brands and providing solutions to all customers.
Summary of charges
At the time we reported our third quarter 2008 results, we also announced the launch of an internal review of assets and processes with the goal of positioning the company to deal with the deepening economic crisis and to benefit from its eventual improvement. The results of that internal review led to decisions to close stores, exit certain businesses and write off certain assets that were not seen as providing future benefit. These decisions resulted in material charges, some of which were recognized during the fourth quarter of 2008, and others which will be recognized during 2009 as the related accounting criteria are met. Additional information about these activities is provided below. We will manage these activities at a corporate level and the impacts will be disclosed as corporate charges and will not be reflected in the Division operating results.
In addition to the charges that relate to these changes in business, we recognized other material charges because of the downturn in our business. Those charges include material asset impairments relating to stores we will continue to operate, charges to impair amortizing customer relationship intangible assets, as well as an increase in our allowance for bad debts related to our private label credit card portfolio and certain other accounts receivable balances to reflect the current economic downturn. These charges are considered reflective of operating an ongoing business in difficult times and are included in Division operating results.
We also recognized material goodwill and trade name impairment charges during 2008. The factors and amounts associated with these and other charges reported internally at the corporate level (collectively, the “Charges”) are discussed below.
Goodwill and trade name impairment charges
As a result of our annual fourth quarter review of goodwill and other non-amortizing intangible assets, we recorded non-cash charges of $1.2 billion to write down goodwill and $57 million related to the impairment of trade names. Our recoverability assessment of these non-amortizing intangible assets considers company-specific projections, assumptions about market participant views and the company’s overall market capitalization around the testing period. All of those factors worsened during 2008 compared to amounts used for the 2007 evaluations.

Beginning in 2007, we discussed in our periodic reports the adverse impacts on our business from several broad economic drivers. We continually adjusted our activities during 2008 in an effort to address the impact these factors were having on our customers and lessen the adverse impact on our results. Through the third quarter of 2008, we assessed our 2008 full year forecast compared to the base year used in our prior year goodwill test and looked to a recent acquisition in the office supply sector as an indicator of then-current market participant information. At that time, our stock price had begun to decline, but it had not sustained a low valuation for an extended period of time. We had announced the beginning of a business review to be conducted by each of the Divisions, but the potential impacts were uncertain at that time. Considering these factors, we concluded that the accounting criteria requiring an acceleration of our goodwill testing had not been met at the end of the third quarter.
The changes in business conditions since that time are considered significant. Initial decisions from our fourth quarter business review included the closing of stores in North America and internationally, the exiting of certain unproductive businesses and the curtailing of capital expenditures throughout the company. Because of the current real estate markets, some of these decisions will require the use of cash for several years as the opportunities for subleasing vacant locations appears limited. These changes, combined with the extreme volatility and related deepening economic crisis experienced during the fourth quarter, lower-than-expected full year 2008 operating results, continued recessionary projections for 2009 and significant uncertainty about when the global economy will recover, have contributed to reduced projected cash flows and higher risk-adjusted discount rates used in our current analysis compared to those used in our goodwill test for 2007 and carried forward through our third quarter considerations. For our 2008 test, we assessed our valuations with discount rates of approximately 19% to 22% without changing the impairment conclusion. Our 2007 test included a 13% discount rate. This increase reflects the significantly higher risk in the overall market and particularly with specialty retailers, as well as a reduction in our credit rating during 2008. Our projections include anticipated benefits from a re-leveraging of sales when conditions improved. We anticipate a continued challenging environment for 2009 followed by some recovery beginning in 2010 in North America and beginning in 2011 for our international operations. In each of the reporting units, we have estimated a terminal value based on a normal growth model. Given current market uncertainties, we believe this captures the periodic cycles inherent in any forward forecast of operations and is a better indicator than the multiple of ending year cash flow used in prior analyses.
To assess the reasonableness of our calculations, the resulting estimated fair values of all reporting units were aggregated and compared to an average market capitalization (equity and debt) during late 2008, including a control premium of approximately 20% to 50%, depending on the discount rate used to assess the projected cash flows (22% — 19%; the higher the discount rate, the lower the resulting control premium). The market capitalization around the 2007 goodwill test was in excess of then-current book value and corroborated the conclusion of no impairment at that time. For the 2008 test, the estimated fair values indicated that the second step of goodwill impairment analysis was required in four of our five reporting units, and that analysis showed that the current value of goodwill could not be sustained in those four reporting units. Accordingly, we recorded a goodwill impairment charge of $1.2 billion, relating to the following reporting units: North American Retail, $2 million; North American Contract, $348 million; Europe, $794 million; and Asia, $69 million. Included in these impairment charges is goodwill resulting from 1990 and later acquisitions. All of these entities are considered integrated into their respective reporting units and their cash flows were aggregated with all other cash flows of the respective reporting unit in the determination of estimated fair value. Additionally, in light of the significant adverse economic conditions which developed later in the year, we looked for current market transactions that could provide perspective to our analysis, but no relevant purchase transactions could be found.
Approximately $19 million of goodwill associated with the North American Direct reporting unit was not impaired. This reporting unit has a relatively low net investment and projected cash flows were sufficient to recover its net assets. Based on the fair value estimate in excess of the carrying value, the company currently does not anticipate a risk of goodwill impairment for this reporting unit.
The impairment of trade names totaled approximately $57 million and primarily relates to the Niceday™ brand name which was part of a business acquisition in 2003. We have decided to shift the emphasis in the related markets away from this brand name to products with the Office Depot® and other private brand names. Accordingly, we lowered the expected contribution from this trade name and, combined with the factors above, a non-cash impairment charge was recorded to reduce the asset to its estimated fair value. Because the brand is expected to be retained but with lower prominence, it remains a non-amortizing intangible asset.
Exit Costs
During 2005, we announced a number of material charges relating to asset impairments, exit costs and other operating decisions that resulted from a wide-ranging assessment of assets and commitments. It was disclosed that additional charges would be recognized when the identified plans were implemented and the related accounting criteria were met. Associated pre-tax Charges in 2006 and 2007 totaled $63 million and $40 million, respectively. The few remaining exit activities from the 2005 planned business changes have been incorporated into the activities related to our internal review that began in the fourth quarter of 2008. As mentioned above, we manage the costs and programs associated with these activities (the “Charges”) at a corporate level, and accordingly, these amounts are not included in determining Division operating profit. Additional information about the costs and programs associated with the Charges is provided below.
A summary of the Charges and the line item presentation of these amounts in our accompanying Consolidated Statements of Operations is as follows.

	2008	2007	2006
(Dollars in millions, except per share amounts)	Amounts	Amounts	Amounts

Cost of goods sold and occupancy costs	$16	$—	$1
Store and warehouse operating and selling expenses	52	25	37
Goodwill and trade name impairments	1,270	—	—
Other asset impairments	114	—	7
General and administrative expenses	17	15	18

Total pre-tax Charges	1,469	40	63
Income tax effect	(103)	(11)	(21)

After-tax impact	$1,366	$29	$42
Per share impact	$5.01	$0.11	$0.15
The primary components of Charges associated with exit activities include:
•	Store closures (North America) - During the fourth quarter of 2008, we identified 112 stores in North America to be closed by the end of the first quarter of 2009, with an additional 14 stores identified to be closed during 2009 as their leases expire or other lease arrangements are finalized. As of December 27, 2008, six of the 112 stores had been closed, and the number of additional stores to be closed had been reduced to ten, net of relocated stores. The stores being closed are underperforming stores or stores that are no longer a strategic fit for the company. In making the decision on which stores to close, we considered sales, operating profit, cash flow, condition of the shopping center, location of other stores in the proximity and customer demographics, among other factors. The stores to be closed are located in various geographic regions, including 45 in the Central U.S., 40 in the Northeast and Canada, 19 in the West and eight in the South. Many of these customers may shop in alternative locations or through the company’s other distribution channels. We have not accounted for these closures as discontinued operations. The total charges for these closures are estimated to be $180 million, with approximately $89 million recorded in the fourth quarter of 2008 and the balance to be recognized during 2009 as the stores are closed. The 2008 amounts include approximately $15 million of inventory write downs because the company executed an agreement with a third party liquidator in North America establishing the recoverable amount for inventory in those specific stores. These inventory write downs are presented in cost of goods sold and occupancy costs in our Consolidated Statements of Operations. Additionally, approximately $66 million is for asset impairment, $1 million is associated with severance and one-time termination benefit accruals, and $1 million represents other facility closure costs. As mentioned above, six of the stores were closed by year end 2008 and approximately $6 million was recognized for the estimated period of economic loss under the associated operating lease contracts. Additional severance of approximately $3 million will be recognized as services are performed over the closure period and applicable lease accruals will be recognized when the facilities are closed during 2009. We currently estimate approximately $88 million of lease charges to be recognized in 2009, but the amount may change as sublease assumptions are refined and then-current risk-adjusted discount rates applied. We are currently using discount rates ranging from 13.5% to 15.0% to discount these multi-year obligations.
•	Reduction in store openings (North America) - We have reduced the number of new store openings for 2009 to approximately 15, from the previous estimate of 40 stores. This reduction resulted in the recognition in 2008 of approximately $9 million for the estimated period of economic loss under the operating lease contracts associated with the stores that will not be opened. We expect to record approximately $3 million in lease costs for these activities during 2009.
•	Store closures (International) - We have decided to exit the retail sales channel in Japan during 2009 because most of our stores in that country are unprofitable. The total charges for these closures is estimated to be $13 million, with approximately $6 million recorded in the fourth quarter of 2008 and the balance to be recognized during 2009 as the stores are closed. The 2008 charges are primarily associated with asset impairments, and the 2009 charges include severance related expenses, lease costs and other facility closure costs of $4 million, $2 million and $1 million, respectively. Additionally, we expect to incur charges associated with residual inventory values from these closed facilities, however, these values cannot be reasonably estimated.

•	Supply chain consolidation (North America) - During 2009, our current plan is to close five distribution centers and one crossdock facility to streamline our supply chain. These facilities are near the end of their initial lease terms and projected closure costs total approximately $8 million, with $2 million recognized during 2008 for severance related costs. The remainder of the charges relate to one-time termination benefits of $1 million, lease costs of $2 million and other exit costs including deconstruction expenses of $3 million. Additionally, we expect to incur charges associated with residual inventory values from these closed facilities, however, these values cannot be reasonably estimated.
•	Supply chain consolidation (International) - We have substantially completed the consolidation of our distribution centers in Europe with one closure planned for 2009. During 2008, we recorded approximately $20 million in exit costs associated with this activity. These costs consisted primarily of accelerated depreciation, severance related expenses and future lease obligations, which totaled $8 million, $4 million and $4 million, respectively. We also recorded $4 million in charges related to other facility closure costs in 2008. We expect to record approximately $23 million in charges for these activities during 2009. The 2009 charges include lease costs, severance related expenses, accelerated depreciation and other facility closure costs of $11 million, $4 million, $4 million and $4 million, respectively.
•	Call center and back office restructuring (International) - During 2007, we began the consolidation of our call centers and back office operations in Europe. We recorded approximately $13 million of charges related to these activities in 2008, of which $12 million was associated with severance and other one-time termination benefits. The remaining $1 million of charges incurred in 2008 related to other exit activities. We expect to record approximately $10 million in severance related charges and $1 million in lease costs for these activities during 2009.
•	Additional employee reductions - Each of the Divisions, as well as Corporate, have identified positions that have been or will be eliminated in an effort to be more responsive to either customer needs or to centralize activities and eliminate geographic redundancies. Total severance and one-time benefit costs associated with these actions are estimated to be approximately $33 million, with $13 million recognized during 2008.
•	Asset write downs - As a result of the fourth quarter 2008 business review, the company determined that it would no longer use the functionality in certain software applications and accordingly, recognized a charge of approximately $31 million to write down previously capitalized software costs that will not be providing future economic benefit. Additionally, during late 2008, the company substantially lowered its expectations for new store openings and store remodels and determined that certain other projects would not be completed. The company also concluded that possible acquisitions would not be completed before the end of the year, if at all. Previously deferred costs for these activities, which totaled approximately $11 million, were expensed during the fourth quarter of 2008.
•	Other restructuring activities - During 2008, we recorded approximately $5 million of charges associated with other restructuring activities related to enhancing efficiencies throughout the company. Of these charges, approximately $1 million related to the harmonization of our product offerings in Europe, which resulted in a write down of inventory in the fourth quarter of 2008. Of the remaining charges, approximately $2 million related to the acceleration of depreciation on certain assets and $2 million was for lease costs. We expect to recognize additional charges of approximately $25 million in 2009 related to restructuring activities not identified above.
A summary of past and estimated future Charges is presented below:

	2006	2007	2008	2009
(Dollars in millions)	Actual	Actual	Actual	Projected

Goodwill and trade name impairments	$—	$—	$1,270	$—
Other asset impairments and accelerated depreciation	28	20	124	8
Cost of goods sold	1	—	16	—
Lease obligations/Contract terminations	9	2	21	111
One-time termination benefits	22	19	32	46
Other associated costs	3	(1)	6	21

Total pre-tax Charges	$63	$40	$1,469	$186

As with any estimate, the timing and amounts may change when projects are implemented. Additionally, changes in foreign currency exchange rates may impact amounts reported in U.S. dollars related to our foreign activities.
Of the total 2008 and projected 2009 Charges, approximately $237 million either have or are expected to require cash settlement, including longer-term lease obligations that will require cash over multi-year lease terms; approximately $1,418 million of Charges are non-cash items.

SUMMARY OF OPERATING RESULTS
A summary of factors important to understanding our results for 2008 is provided below and further discussed in the narrative that follows this overview.
•	Total company sales were $14.5 billion in 2008, down 7% compared to 2007. Sales in North America decreased 10% for the year and comparable store sales in North American Retail decreased 13%. International Division sales increased 1% in U.S. dollars and decreased 2% in local currencies.
•	Gross margin for 2008 declined 140 basis points from 2007, following a 200 basis point decline in the prior year. The 2008 decline reflects deleveraging of fixed property costs resulting from the reduced sales, as well as increased promotional activity, partially offset by shifts in product and customer mix.
•	Non-cash charges for impairment of goodwill and trade names totaled $1.3 billion.
•	Other non-cash asset impairment charges in 2008 totaled $222 million, pretax, and relate primarily to the impairment of store assets in the North American Retail Division, certain software applications no longer used and impairment of customer list intangible assets in the International Division. Of this total, $114 million is included as a component of the 2008 Charges.
•	Additional pre-tax Charges of approximately $85 million, $40 million and $63 million were recognized in 2008, 2007 and 2006, respectively.
•	Our effective tax rate for 2008 was 6%, reflecting the largely non-deductible nature of the goodwill impairment charge, as well as the impact of deferred tax asset valuation allowances and other adjustments.
•	Diluted (loss) earnings per share for 2008, 2007, and 2006 were $(5.42), $1.43, and $1.75, respectively. The Charges had a per share impact of $5.01, $0.11 and $0.15 in 2008, 2007 and 2006, respectively.
•	Cash flow from operating activities was $468 million in 2008, compared to $411 million in 2007, primarily reflecting improvement in working capital that was significantly offset by the reduction in business performance.
TOTAL COMPANY
Our overall sales decreased 7% in 2008, and increased 3% in 2007, and 5% in 2006. Adverse economic conditions throughout our sales territories contributed to the 2008 decline. The 2007 sales increase was driven by higher U.S. dollar sales in the International Division and essentially flat sales in North America.
The decrease in gross profit as a percentage of sales reflects significant deleveraging of fixed property costs in 2008, as well as the impact of a highly promotional environment in both 2008 and 2007. In 2008, gross margin benefited from a shift to core supplies. Gross margins in 2007 were adversely impacted by a shift in category mix to lower margin products, a shift in customer mix, inventory clearance activities, and cost increases. An increase in private brand sales benefited gross margin in both periods.
Total operating expenses as a percentage of sales was 38.3% in 2008, 25.9%in 2007 and 26.2% in 2006. The 2008 amount includes goodwill and trade name impairment charges of 8.8% of sales and other asset impairments of 1.5% of sales. Expressed as a percentage of sales, the remaining 2008 operating expenses were approximately 210 basis points higher than in 2007. This change reflects the impact of relatively fixed levels of labor costs on a declining sales base, as well as increases in legal and professional fees and the impact of no bonus expense in 2007. The 2007 decrease in total operating expenses as a percentage of sales resulted primarily from lower performance-based pay across all of our Divisions in response to lower operating results. Lower advertising costs and pre-opening expenses also contributed to the decrease in operating and selling expenses as a percentage of sales. These positive impacts were partially offset by higher selling expenses and supply chain costs, as well as investments made to support growth initiatives in our International Division.
Discussion of other income and expense items, including changes in interest and taxes follows our review of the operating segments.

NORTH AMERICAN RETAIL DIVISION

(Dollars in millions)	2008	2007	2006

Sales	$6,112.3	$6,813.6	$6,789.4
% change	(10)%	—%	4%

Division operating profit (loss)	$(29.2)	$354.5	$454.3
% of sales	(0.5)%	5.2%	6.7%
Total sales in the North American Retail Division were $6.1 billion in 2008, a decrease of 10% from 2007. Sales in 2007 were up slightly compared to 2006. Comparable store sales in 2008 from the 1,207 stores that were open for more than one year decreased 13% for the full year and showed successive declines throughout each quarter of the year. The 2008 comparable sales declines were across all three primary categories of supplies, technology and furniture and other with more discretionary items such as desks and filing showing the greatest declines. Some of our core supplies areas showed the lowest declines. Comparable store sales in 2007 from the 1,158 stores that were open for more than one year decreased 5%. The comparable store sales declines in both 2008 and 2007 were significantly influenced by the macroeconomic environment, which grew increasingly challenging in 2008 as the year progressed. In 2007, softness in the U.S. housing market resulted in weaker small business and consumer spending, particularly in Florida and California, which combined, represented approximately 27% of Division sales that year. However, in 2008, the difficult economic conditions expanded beyond the housing market to the banking and liquidity crisis which has prompted broad governmental intervention in an attempt to stimulate the U.S. economy. Consumer spending declined as a result of economic factors such as the higher cost of such basic consumer staples as gas and food, rising levels of unemployment and personal debt, and reduced access to consumer credit. Management expects the Company to continue to face a very difficult economic environment throughout fiscal 2009. As the global financial crisis has broadened and intensified, other sectors of the global economy have been adversely impacted and a severe global recession of uncertain length now appears likely. As a company that is dependent upon consumer discretionary spending, we expect to face an extremely challenging 2009 because of these economic conditions.
Division operating performance in 2008 resulted in a $29 million loss, compared to $355 million operating profit in 2007. This measure of operating performance is consistent with the internal reporting of results used to manage the business but does not include charges associated with the strategic decision to close 126 stores and one crossdock facility as well as certain other items. Please see Charges discussion in the MD&A Overview section above.
Operating profit as a percentage of sales decreased by 570 basis points in 2008 and 150 basis points in 2007 as compared to the prior year. Product margins in 2008 were essentially flat with increased promotional and clearance activity largely offsetting an increase from a shift in product mix away from lower margin technology products. In 2007, product margins decreased approximately 120 basis points from increased promotional activities and a shift in category mix to lower margin items. Although flat for the full year of 2007, we experienced a significant decrease in vendor program funds in the second half of 2007 from reduced purchasing levels and as vendors experienced slowdown in their own businesses. Operating margin was negatively impacted in 2008 by approximately 160 basis points from a de-leveraging of fixed property costs and 90 basis points from higher inventory shrink and valuation charges and higher supply chain costs as a percentage of sales. In 2007, de-leveraging of fixed costs, higher supply chain costs and higher levels of inventory shrink reduced operating margins by 120 basis points. During 2008, consistent with the downturn in the economy and our performance, we recognized approximately $98 million of asset impairment charges, or 160 basis points expressed as a percentage of sales. Partially offsetting these factors, we expanded our selection of private brands which had a positive impact on operating margins in 2008 and 2007. While payroll, advertising and other expenses were lower in 2008, because of the reduced sales base, they contributed approximately 160 basis points to the decline in operating margin. The 2007 operating expenses improved operating margin approximately 90 basis points reflecting a reduction in advertising costs as well as lower bonus accruals commensurate with lower Division performance and lower pre-opening expenses related to a reduction in new store openings.
As we look into 2009, we believe the uncertain economic outlook will continue to challenge our sales and operating profit margin.
We opened 59 new stores during 2008 and 71 stores during 2007, all using our M2 store design. At the end of 2008, we operated 1,267 retail stores in the U.S. and Canada. We anticipate opening approximately 15 stores in 2009. During 2009, we plan to close 118 stores in North America, of which 116 are part of the strategic review launched in the fourth quarter of 2008. For additional information on this strategic review, see the Overview to MD&A above. During 2008 and 2007, we remodeled 16 stores and 177 stores, respectively. We exclude the brief remodel period from our comparable store sales calculation to partially account for the disruption.

NORTH AMERICAN BUSINESS SOLUTIONS DIVISION

(Dollars in millions)	2008	2007	2006

Sales	$4,142.1	$4,518.4	$4,576.8
% change	(8)%	(1)%	6%

Division operating profit	$119.8	$220.1	$367.0
% of sales	2.9%	4.9%	8.0%
Sales in our North American Business Solutions Division decreased 8% in 2008 and 1% in 2007. The sales decrease in 2008 reflects the impact of worsening economic conditions and the resulting decline in sales to our small- to medium-size customer base. Sales to our larger account customers, including the public sector, also declined, especially following the fourth quarter banking crisis, as customers confined more of their purchases to core supplies. Both our contract and direct channels experienced sales declines, with contract down 8% and direct down 9%. The 2007 decrease reflects an 11% reduction in sales from the direct channel, partially offset by sales increases in large and national account customers in the contract channel.
Division operating profit totaled $120 million in 2008, compared to $220 million in 2007. This measure of operating performance is consistent with the internal reporting of results used to manage the business but does not include charges associated with the strategic decision to close five distribution centers and eliminate certain positions nor a goodwill impairment charge of $348 million recognized at the corporate level. Please see Charges discussion in the MD&A Overview section above.
Operating profit as a percentage of sales decreased 200 basis points in 2008, following a 310 basis point decline in 2007. Product margins decreased approximately 60 basis points in 2008 from higher promotional activity and customer incentives, partially offset by increased vendor program funds. Operating margin in 2007 was negatively impacted by 280 basis points from a combination of higher incentives offered to large and national account customers, a shift in the sales mix to lower margin customers and products, net cost increases that were not fully passed along to our customers, lower vendor program funds, and to a lesser degree, higher inventory clearance charges. Operating expenses as a percentage of sales negatively impacted operating profit in 2008 by approximately 140 basis points. These expenses include an increased accrual for bad debts consistent with the economic downturn, higher advertising expenses in an attempt to stimulate sales and higher professional fees related to operational enhancements, as well as the impact of the declining sales base. In 2007, operating expenses reduced operating margin by approximately 30 basis points, reflecting de-leveraging of Division fixed costs, somewhat higher selling costs, and costs associated with certain unprofitable contracts partially offset by lower advertising expenses and lower performance-based variable pay resulting from lower Division performance.
During 2009, we anticipate continued negative margin impacts.
INTERNATIONAL DIVISION

(Dollars in millions)	2008	2007	2006

Sales	$4,241.1	$4,195.6	$3,644.6
% change	1%	15%	5%

Division operating profit	$157.2	$231.1	$249.2
% of sales	3.7%	5.5%	6.8%
Sales in our International Division in U.S. dollars increased 1% in 2008, and 15% in 2007. Local currency sales decreased 2% in 2008 and increased 6% in 2007. The contract channel increased approximately 1% in local currencies during 2008 and direct decreased approximately 5%. We continue to see adverse impacts of worsening economic conditions in the European countries where we have the greatest amount of sales. We anticipate that these conditions could persist for some time and provide additional challenges to our operations. In 2007, the contract channel increased sales in local currencies by 12% while sales in the direct channel were slightly negative, reflecting a 5% decline in our business in the UK. The retail channel, while a smaller part of our offering in this Division, increased sales in local currencies in both 2008 and 2007. The 2008 increase resulted, in part, from the impact of acquisitions. While revenues from our operations in Asian markets increased in 2008, the overall contribution from that business continues to be negative. Accordingly, we have committed to closing stores in Japan and will pursue other opportunities to modify our business in that region with the intent of growing profitable sales or curtailing operations.

Division operating profit totaled $157 million in 2008, compared to $231 million in 2007. This measure of operating performance is consistent with the internal reporting of results used to manage the business but does not include charges associated with the strategic decision to close stores in Japan and restructure certain operations nor a goodwill impairment charge of $863 million recognized at the corporate level. Please see Charges discussion in the MD&A Overview section above.
Operating profit as a percentage of sales decreased 180 basis points in 2008, following a 130 basis point decline in 2007. Despite improvements in our UK business in 2008, the de-leveraging of fixed costs against lower sales levels resulted in approximately 150 basis points of operating margin decline. A shift to lower margin customers and the impact of acquisitions resulted in a decrease in operating margin of approximately 30 basis points. Also during 2008, we recorded a non-cash gain of approximately $13 million related to the curtailment of a defined benefit pension plan in the UK and non-cash impairment charges of approximately $11 million related to our customer list intangible assets. The 2007 decrease reflects lower performance of approximately 80 basis points, primarily from the UK, and to a lesser extent, a greater percentage of contract sales in our sales mix. During 2007, the Division established regional offices in Asia and Latin America, centralized certain support functions in Europe, expanded into Poland and consolidated certain warehouse facilities. These investments lowered 2007 operating margin by approximately 80 basis points. Partially offsetting the decrease in operating margin in 2007 were positive impacts totaling approximately 30 basis points, which resulted primarily from lower performance-based variable pay as a result of lower Division performance.
We believe the uncertain economic outlook will continue to challenge our sales and operating profit margin in 2009.
For U.S. reporting, the International Division’s sales are translated into U.S. dollars at average exchange rates experienced during the year. The Division’s reported sales were positively impacted by approximately $127 million in 2008 and $322 million in 2007 from changes in foreign currency exchange rates. Division operating profit was also positively impacted from changes in foreign exchange rates by $2 million in 2008 and $20 million in 2007. Internally, we analyze our international operations in terms of local currency performance to allow focus on operating trends and results.
CORPORATE AND OTHER
General and Administrative Expenses
Total general and administrative expenses (“G&A”) increased from $646 million in 2007 to $743 million in 2008. The portion of G&A expenses considered directly or closely related to division activity is included in the measurement of Division operating profit. Other companies may charge more or less G&A expenses and other costs to their segments, and our results therefore may not be comparable to similarly titled measures used by other companies. The remainder of the total G&A expenses are considered corporate expenses. A breakdown of G&A is provided in the following table:

(Dollars in millions)	2008	2007	2006

Division G&A	$394.6	$341.8	$319.0
Corporate G&A	348.6	303.9	332.7

Total G&A	$743.2	$645.7	$651.7
% of sales	5.1%	4.2%	4.3%
Increases in Division G&A in 2008 were primarily driven by higher levels of performance-based variable pay and the impact of changes in foreign exchange rates.
Corporate G&A includes Charges of approximately $17 million, $15 million and $18 million in 2008, 2007 and 2006, respectively. Additionally in 2006, we recognized a charge of approximately $16 million to resolve a wage and hour litigation in California. After considering these charges, corporate G&A expenses as a percentage of sales increased approximately 40 basis points from 2007 to 2008 and decreased by approximately 10 basis points from 2006 to 2007. The 2008 increase primarily reflects higher performance-based variable pay as well as costs for professional and legal fees associated with the company’s proxy challenge and legal matters described in Part I - Item 3. “Legal Proceedings.” Also, during 2008, the company initiated a voluntary exit incentive program for certain employees that resulted in charges for severance expenses of approximately $7 million during the year. The 2007 decrease reflects lower performance-based pay, partially offset by higher professional fees and outside labor costs.

Gain on Sale of Building
In December 2006, in connection with a decision to move to a new, leased, headquarters facility, we sold our corporate campus and entered into a leaseback agreement pending completion of the new facility. The sale resulted in a gain of approximately $21 million recognized in 2006 and $15 million deferred over the leaseback period. We recognized approximately $7 million in amortization of the deferred gain on the sale during both 2008 and 2007. This amortization largely offset the rent expense during the leaseback period. During 2007, we entered into a longer-term lease on our new corporate campus, and we moved into this new facility during the fourth quarter of 2008.
Other Income and Expense

(Dollars in millions)	2008	2007	2006

Interest income	$10.0	$9.4	$9.8
Interest expense	(68.3)	(63.1)	(40.8)
Loss on extinguishment of debt	—	—	(5.7)
Miscellaneous income, net	25.7	28.7	30.6
Interest expense increased for 2008 compared to 2007, reflecting the impact of additional capital leases as well as a higher level of short-term borrowings throughout the year. The increase in interest expense in 2007 also reflected higher levels of short-term borrowings compared to 2006. Additionally, 2007 interest expense includes approximately $3.5 million of incremental expense recorded in connection with reconciliations of amounts due under certain borrowings that are not expected to recur.
The loss on extinguishment of debt in 2006 represents the $5.7 million make whole payment related to settlement of the mortgage on our corporate campus that was sold during that year.
Our net miscellaneous income consists of our earnings of joint venture investments, royalty income, gains and losses related to foreign exchange transactions, and realized gains and impairments of other investments. The majority of miscellaneous income is attributable to equity in earnings from our joint venture in Mexico, Office Depot de Mexico. The change in 2008 and 2007 reflects higher joint venture earnings offset by foreign currency losses.
Income Taxes

(Dollars in millions)	2008	2007	2006

Income tax expense (benefit)	$(98.6)	$63.0	$203.6
Effective income tax rate*	6%	14%	29%

*	Income Taxes as a percentage of earnings before income taxes.
The decrease in the effective income tax rate during 2008 reflects the largely non-deductible nature of the goodwill impairment charge and non-deductible foreign interest, as well as the impact of a $47 million increase in deferred tax asset valuation allowances resulting from the change to loss positions in certain jurisdictions. The decrease in 2007 reflects the impact from 2007 discrete benefits and current year valuation allowance changes, as well as the impact from a shift in the mix of pretax income, reflecting a higher proportion of international earnings taxed at lower rates. Our operational tax rates before these significant period impacts were approximately 38% in 2008, 25% in 2007 and 30% in 2006. The 2007 discrete items include a benefit of approximately $10 million from the reversal of an accrual for uncertain tax position following a previously-disclosed restructuring initiative and a local jurisdiction ruling that secured certain prior year filing positions. Additionally in 2007, because of a jurisdictional restructuring, changes in foreign country tax law and certain book to tax return adjustments, we recognized tax benefits totaling $48 million, primarily related to eliminations of valuation allowances on deferred tax assets.
In general, the effective tax rate can be affected by variability in our mix of income, the tax rates in various jurisdictions, changes in the rules related to accounting for income taxes, outcomes from tax audits that regularly are in process and our assessment of the need for accruals for uncertain tax positions, and therefore may be higher or lower than it has been over the past three years. However, in 2009, in light of the continued downturn in the economy and our performance, we may be required to record additional valuation allowances against existing deferred tax assets. While we currently cannot predict the likelihood of such an outcome, our effective tax rate may be volatile throughout the year. Any valuation allowances would not impact our cash tax position for the year.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
At December 27, 2008, we had approximately $156 million in cash and equivalents and another $712 million available under our asset based revolving credit facility. The current and anticipated future difficult economic conditions impact our assessment of short-term liquidity, but we consider our resources adequate to satisfy our 2009 cash needs. While much of the loss recorded in 2008 resulted from non-cash charges for asset impairments, we clearly had lower operating performance as well. We anticipate the global economy will continue to struggle through 2009, and in response, we have heightened our focus on maximizing operating cash flow and have significantly reduced our anticipated capital expenditures, including limiting the number of new stores and remodels. Also, we do not plan to make additional acquisitions or execute any share repurchases in the near term. We are working to lower our working capital needs and have reduced inventory levels and focused on cash collections of our accounts receivable balances. During 2008, we completed several sale-leaseback transactions and expect to complete others in 2009. We are also considering sales of some of our accounts receivable portfolio. These possible sales, together with projected cash benefits from actions taken in our fourth quarter business review and other items, could add approximately $400 million of liquidity during 2009. As discussed below, we have executed an asset based credit facility that is intended to provide us flexibility needed in these challenging times. Based on our current assessment of 2009 and the cash flow options available to us, we believe we have sufficient liquidity to withstand the anticipated continuation of difficult economic conditions.
We hold cash throughout our service areas, but we principally manage our cash through regional headquarters in North America and Europe. We may move cash between those regions from time to time through short-term transactions and have used these cash transfers at the end of fiscal quarterly periods to pay down borrowings outstanding under our credit facilities. Although such transfers and debt repayments took place at the end of 2006 and each of the first three quarters of 2007, we completed a non-taxable distribution to the U.S. in the amount of $220 million during the fourth quarter of 2007, thereby permanently repatriating this cash. Additional distributions, including distributions of foreign earnings or changes in long-term arrangements could result in significant additional U.S. tax payments and income tax expense. Currently, there are no plans to change our expectation of foreign earnings reinvestment or the long-term nature of our intercompany arrangements, though accounting impacts of any change in these classifications would be recognized in the period of the change.
On September 26, 2008, the company entered into a Credit Agreement (the “Agreement”) with a group of lenders, which provides for an asset based, multi-currency revolving credit facility (the “Facility”) of up to $1.25 billion. The amount that can be drawn on the Facility at any given time is determined based on percentages of certain accounts receivable, inventory and credit card receivables (the “Borrowing Base”). At December 27, 2008, the company was eligible to borrow approximately $1.0 billion of the Facility. In February 2009, that borrowing base was lowered by $75 million by the Administrative Agent, pending completion of asset base appraisals. The Facility includes a sub-facility of up to $250 million which is available to certain of the company’s European subsidiaries (the “European Borrowers”). Certain of the company’s domestic subsidiaries (the “Domestic Guarantors”) guaranty the obligations under the Facility. The Agreement also provides for a letter of credit sub-facility of up to $400 million. All loans borrowed under the Agreement may be borrowed, repaid and reborrowed from time to time until September 26, 2013 (or, in the event that the company’s existing 6.25% Senior Notes are not repaid, then February 15, 2013), on which date the Facility matures.
All amounts borrowed under the Facility, as well as the obligations of the Domestic Guarantors, are secured by a lien on the company’s and such Domestic Guarantors’ accounts receivables, inventory, cash and deposit accounts. All amounts borrowed by the European Borrowers under the Facility are secured by a lien on such European Borrowers’ accounts receivable, inventory, cash and deposit accounts, as well as certain other assets. At the company’s option, borrowings made pursuant to the Agreement bear interest at either, (i) the alternate base rate (defined as the higher of the Prime Rate (as announced by the Agent) and the Federal Funds Rate plus 1/2 of 1%) or (ii) the Adjusted LIBOR Rate (defined as the LIBOR Rate as adjusted for statutory revenues) plus, in either case, a certain margin based on the aggregate average availability under the Facility. The Agreement also contains representations, warranties, fees, affirmative and negative covenants, and default provisions. The Facility includes limitations in certain circumstances on acquisitions, dispositions, share repurchases and the payment of dividends. The dividend restrictions are based on the then-current and proforma fixed charge coverage ratio and borrowing availability at the point of consideration. The company has never declared or paid cash dividends on its common stock. The Facility also includes provisions whereby if the global availability is less than $218.8 million, or the European availability is below $37.5 million, the company’s cash collections go first to the Agent to satisfy outstanding borrowings. Further, if total availability falls below $187.5 million, a fixed charge coverage ratio test is required which, based on current forecasts, could effectively eliminate additional borrowing under the Facility.

At December 27, 2008, the company’s borrowings under the Facility totaled approximately $139 million at an effective interest rate of approximately 5.41%. There were also letters of credit outstanding under the Facility totaling approximately $178 million. An additional $1.5 million of letters of credit were outstanding under separate agreements. Average borrowings under the Facility from September 26, 2008 to December 27, 2008 were approximately $254 million.
The Agreement replaced the company’s Revolving Credit Facility Agreement, which provided for multiple-currency borrowings of up to $1 billion and had a sub-limit of up to $350 million for standby and trade letter of credit issuances. The facility had a maturity date of May 25, 2012.
In December 2008, the company’s credit rating was downgraded which provided the counterparty to the company’s private label credit card program the right to terminate the agreement and require the company to repurchase the outstanding balance of approximately $184 million. Both parties entered into a standstill agreement whereby the company permanently waived its early termination right and the counterparty agreed not to terminate the agreement and require repurchase of the outstanding balance until at least March 31, 2009 while a permanent solution was developed. This standstill agreement precluded the occurrence of cross defaults in certain of the company’s agreements. In February 2009, the company and the counterparty amended the agreement to permanently waive the repurchase clause and the company agreed to amend an existing $25 million letter of credit which may be increased, after December 29, 2009, to as much as $45 million based on an assessment of risk in the portfolio at that time.
In addition to our borrowings under the Facility, we had short-term borrowings $37.5 million. These borrowings primarily represent outstanding balances under various local currency credit facilities for our international subsidiaries that had an effective interest rate at the end of the year of approximately 3.03%.
Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

(Dollars in millions)	2008	2007	2006

Operating activities	$468.3	$411.4	$827.1
Investing activities	(338.7)	(372.5)	(485.2)
Financing activities	(186.3)	7.9	(889.1)
Operating Activities
The increase in net cash provided by operating activities in 2008 primarily reflects improvement in working capital that was significantly offset by a reduction in business performance. During 2008, working capital was a source of cash of approximately $187 million compared to a use of approximately $335 million in 2007. As mentioned above, we are working to lower our working capital needs and accordingly, during 2008, we reduced inventory levels and focused on cash collections of our accounts receivable balances. Working capital is influenced by a number of factors, including the aging of inventory and timing of vendor payments. The timing of payments is subject to variability during the year depending on a variety of factors, including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. Vendor payment deferrals totaled approximately $50 million at year end 2006, but we made no such deferrals at the end of 2007 or 2008. The effect of such vendor payment deferrals at period-end on our financial statements was to report a higher accounts payable balance and lower balance of outstanding short-term borrowings than would otherwise have appeared if the vendor payments had not been deferred. For our accounting policy on cash management, see Note A of the Notes to Consolidated Financial Statements. The change in cash flows from operating activities during 2007 reflects a decrease in business performance as well as an increase in working capital used during the year.
Investing Activities
We invested $330 million, $461 million and $343 million in capital expenditures during 2008, 2007 and 2006, respectively. This activity includes investments in information technology, the opening, relocating and remodeling of retail stores in North America and distribution network infrastructure costs. Additionally, a portion of our 2008 capital expenditures relates to our new corporate headquarters facility. As mentioned above, we have significantly reduced our anticipated capital expenditures in response to the current economic conditions. Accordingly, we expect capital expenditures to total approximately $150 million in 2009 as we are limiting store openings and remodel activities in the near term. Included in the future capital expenditure projections is continued investment in our enterprise-wide information technology project that includes capitalized software development costs and related hardware.

Proceeds from the disposition of assets in 2008 and 2007 include proceeds from sale-leaseback transactions of $67 million and $64 million, respectively. The 2008 transactions related to retail store locations and the 2007 transaction related to a European warehouse facility. The realized gains on the sale-leaseback transactions are being amortized over the lease terms. During 2008, we also purchased certain non-operating assets for approximately $39 million. We sold certain of these non-operating assets during the year. We placed restricted cash on deposit in the amount of $6 million and $18 million, respectively, for transactions that were pending at the end of 2008 and 2007. During 2007, we also received $25 million as dividends from an equity method investment.
During 2008, we acquired a majority ownership position in businesses in India and Sweden. The company has the right to acquire or may be required to purchase some or all of the minority interest shares of these businesses at various points over the next few years. Also during 2008, we acquired under previously existing put options all remaining minority interest shares of our joint ventures in Israel and China. During 2007, we acquired Axidata Inc., a Canada-based office products delivery company. Additionally in both 2008 and 2007, we funded previously accrued acquisition-related payments for former owners of entities acquired in 2006. We do not expect to make significant purchases of additional interests from minority shareholders in 2009.
Financing Activities
Cash used in financing activities in 2008 primarily resulted from net repayments of short-term borrowings under our previously existing revolving credit facility. At the end of 2007, borrowings under that facility totaled approximately $235 million, all of which was repaid during 2008. As mentioned above, this facility was replaced with an asset based credit facility during the third quarter of 2008, which had an outstanding balance of approximately $139 million at the end of 2008. In conjunction with our asset based credit facility, we incurred debt issuance costs of approximately $41 million in 2008. In addition to repayments on the revolving credit facility, we also repaid certain other borrowings related to our international subsidiaries and made payments on capital leases.
Proceeds from the issuance of long- and short-term debt totaled $177 million and $8 million in 2007 and 2006, respectively. The increase in 2007 was primarily driven by the decline in our operating cash flow, as we experienced higher levels of short-term borrowings to support our working capital needs. Also, in connection with the sale of our corporate campus in 2006, a portion of the proceeds was used to liquidate an existing mortgage on one of the facilities.
The Board of Directors has authorized open market purchases of our common stock under repurchase plans that were in effect during the three years presented. We made no share repurchases under the approved plans in 2008. We purchased 5.7 million shares in 2007 at a cost of $200 million and 26.4 million shares in 2006 at a cost of $971 million. At the end of 2008, $500 million remained available for additional repurchases under the most recent board approved plan. Our asset based credit facility has restrictions on share repurchases, and we do not expect to repurchase shares in the near term. Proceeds from issuance of common stock under our employee related plans were minimal during 2008 as a result of the drop in our stock price. In 2007 and 2006, these proceeds were $29 million and $101 million, respectively. Additionally, upon the issuance of certain restricted stock awards, employees surrendered shares to the company equal to approximately $11 million in 2007 and $13 million in 2006 in exchange for our settlement of their taxes due on these shares.

Contractual Obligations
The following table summarizes our contractual cash obligations at December 27, 2008, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

		Less than			After 5
(Dollars in millions)	Total	1 year	1 - 3 years	4 - 5 years	years

Contractual Obligations
Long-term debt obligations (1)	$526.7	$25.5	$51.1	$450.1	$—
Short-term borrowings and other (2)	176.6	176.6	—	—	—
Capital lease obligations (3)	489.9	35.2	66.9	80.7	307.1
Operating lease obligations (4)	3,019.5	530.7	847.8	627.9	1,013.1
Purchase obligations (5)	213.6	130.5	82.8	0.3	—
Other liabilities (6)	11.0	—	11.0	—	—

Total contractual cash obligations	$4,437.3	$898.5	$1,059.6	$1,159.0	$1,320.2

(1)	Long-term debt obligations consist primarily of our $400 million senior notes and the associated contractual interest payments. Also included in this amount are the expected payments (principal and interest) on certain long-term debt obligations related to our international subsidiaries.

(2)	Short-term borrowings consist primarily of amounts outstanding under our asset based revolving credit facility and subsidiary lines of credit.

(3)	The present value of these obligations are included on our Consolidated Balance Sheets. See Note E of the Notes to Consolidated Financial Statements for additional information about our capital lease obligations.

(4)	The operating lease obligations presented reflect future minimum lease payments due under the non-cancelable portions of our leases as of December 27, 2008. Our operating lease obligations are described in Note G of the Notes to Consolidated Financial Statements. In the table above, sublease income is distributed by period.

(5)	Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding on us that meet any of the following criteria: (1) they are non-cancelable, (2) we would incur a penalty if the agreement was cancelled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services. If the obligation is non-cancelable, the entire value of the contract is included in the table. If the obligation is cancelable, but we would incur a penalty if cancelled, the dollar amount of the penalty is included as a purchase obligation. If we can unilaterally terminate the agreement simply by providing a certain number of days notice or by paying a termination fee, we have included the amount of the termination fee or the amount that would be paid over the “notice period.” As of December 27, 2008, purchase obligations include television, radio and newspaper advertising, sports sponsorship commitments, telephone services, certain fixed assets and software licenses and service and maintenance contracts for information technology. Contracts that can be unilaterally terminated without a penalty have not been included.

(6)	Our Consolidated Balance Sheet as of December 27, 2008 includes $586 million classified as “Deferred income taxes and other long-term liabilities.” This caption primarily consists of our net long-term deferred income taxes, the unfunded portion of our pension plan, deferred lease credits, and liabilities under our deferred compensation plans. These liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note F of the Notes to Consolidated Financial Statements for additional information regarding our deferred tax positions and accruals for uncertain tax positions and Note H for a discussion of our employee benefit plans, including the pension plan and the deferred compensation plan. The table above includes scheduled, acquisition-related payments.
In addition to the above, we have letters of credit totaling $179 million outstanding at the end of the year, and we have recourse for private label credit card receivables transferred to a third party. We record an estimate for losses on these receivables in our financial statements. The total outstanding amount transferred to a third party at the end of the year was approximately $184 million.
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

Vendor arrangements — Our inventory purchases from vendors are generally under evergreen arrangements with periodic updates or annual negotiated agreements. Many of these arrangements require the vendors to make payments to us or provide credits to be used against future purchases if and when certain conditions are met. We generally refer to these arrangements as “vendor programs,” and they typically fall into two broad categories, with some underlying sub-categories. The largest category is volume-based rebates. Generally, our product costs per unit decline as higher volumes of purchases are reached. Many of our vendor agreements provide that we pay higher per unit costs prior to reaching a predetermined tier, at which time the vendor rebates the per unit differential on past purchases, and also applies the lower cost to future purchases until the next milestone is reached. Current accounting rules provide that companies with a sound basis for estimating their full year purchases, and therefore the ultimate rebate level, can use that estimate to value inventory and cost of goods sold throughout the year. We believe our history of purchases with many vendors provides us with a sound basis for our estimates. If the anticipated volume of purchases is not reached, however, or if we form the belief at any given point in the year that it is not likely to be reached, cost of goods sold and the remaining inventory balances are adjusted to reflect that change in our outlook. We review sales projections and related purchases against vendor program estimates at least quarterly and adjust these balances accordingly. During the fourth quarter of 2007, it became apparent that we were not going to reach the anticipated full year purchase levels and we reduced vendor program income recognized in that period by approximately $30 million. No similar adjustments were required in any quarter in 2008.
The second broad category of arrangements with our vendors is event-based programs. These arrangements can take many forms, including advertising support, special pricing offered by certain of our vendors for a limited time, payments for special placement or promotion of a product, reimbursement of costs incurred to launch a vendor’s product, and various other special programs. These payments are classified as a reduction of costs of goods sold or inventory, as appropriate for the program. Some arrangements may meet the specific, incremental, identifiable cost criteria that allow for direct operating expense offset, but such arrangements are not significant. Additionally, we receive payments from vendors for certain of our activities that lower the vendors’ cost to ship their product to our facilities.
Vendor rebates are recognized throughout the year based on judgment and estimates and amounts due from vendors are generally collected throughout the year based on purchase volumes. The final amounts due from vendors are generally known soon after year-end. Substantially all vendor program receivables outstanding at the end of the year are collected within the three months immediately following year-end. We believe that our historic collection rates of these receivables provide a sound basis for our estimates of anticipated vendor payments throughout the year.
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
We also recognize an expense in cost of sales for our estimate of physical inventory loss from theft, short shipment and other factors — referred to as inventory shrink. During the year, we adjust the estimate of our shrink rate accrual following on-hand adjustments and our physical inventory results. These changes in estimates may result in volatility within the year or impact comparisons to other periods.
During 2008, we have lowered our inventory levels to lessen working capital requirements and reduce obsolescence risk. Also, following a strategic review of our business in December 2008, we decided to close 112 stores in North America. To facilitate these closures, we contracted with a liquidation firm that guaranteed the amount to be realized for the inventory in those stores. During the fourth quarter, we recognized a $15 million charge to adjust that inventory to the net contracted value. That adjustment had no impact on the remaining inventory in other stores or in our supply chain.
Intangible asset testing — Absent any circumstances that warrant testing at another time, we test for goodwill and non-amortizing intangible asset impairment as part of our year-end closing process. We considered whether the test should be accelerated during the third quarter of 2008, but concluded based on available information that the fourth quarter remained the appropriate period to perform the test.

Our goodwill testing in 2008, as in prior years, consists of comparing the estimated fair values of each of our reporting units to their carrying amounts, including recorded goodwill. We have five reporting units, North American Retail, North American Contract, North American Direct, Europe and Asia, each with some level of goodwill at the time of the 2008 test. We estimate the fair values of each of our reporting units by discounting their projected future cash flows and compare the results to other indicators of value. Because of the extreme economic conditions that existed at and around the time of our 2008 test, we were unable to identify meaningful external indicators of value beyond other companies’ goodwill impairments being recognized and we relied on our discounted cash flow analysis for estimating fair value. Developing these future cash flow projections requires us to make significant assumptions and estimates regarding the sales, gross margin and operating expenses of our reporting units, as well as future economic conditions and the impact of planned business or operational strategies. As discussed above, we recognized $1.2 billion of goodwill impairment charges in 2008. Approximately $19 million of goodwill remains in the North American Direct reporting unit. We also recorded an impairment charge of approximately $57 million on non-amortizing trade name intangible assets. At December 27, 2008, the non-amortizing trade name value in Europe was valued at $6 million. While the value of goodwill and non-amortizing intangible assets are substantially reduced, should future results or economic events cause a change in our projected cash flows, or should our operating plans or business model change, future determinations of fair value may not support the carrying amount of these assets.
Closed store accruals and asset impairments — We regularly assess the performance of each retail store against historic patterns and projections of future profitability. These assessments are based on management’s estimates for sales growth, gross margin attainments, and cash flow generation. If, as a result of these evaluations, management determines that a store will not achieve certain operating performance targets, we may decide to close the store. When a store is no longer used for operating purposes, we recognize a liability for the remaining costs related to the property, reduced by an estimate of any sublease income. The calculation of this liability requires us to make assumptions and to apply judgment regarding the remaining term of the lease (including vacancy period), anticipated sublease income, and costs associated with vacating the premises. With assistance from independent third parties to assess market conditions, we periodically review these judgments and estimates and adjust the liability accordingly. We plan to close 112 stores through a liquidation process and an additional ten stores, net of relocations, at the end of their lease term in North America. We also intend to close our retail operations in Japan during 2009. The lease-related costs associated with these closures will be recorded as the facilities close and will be calculated based on our assumption of vacancy period resulting from the slow economic conditions and the sublease rates available in the future. These commitments with no economic benefit to the company are discounted at the then-current credit-adjusted discount rate. Future fluctuations in the economy and the market demand for commercial properties could result in material changes in this liability. Costs associated with facility closures are included in store and warehouse operating and selling expenses in our Consolidated Statements of Earnings.
In addition to the decision about whether or not to close a store, store assets are regularly reviewed for recoverability of their carrying amounts. The recoverability assessment requires judgment and estimates of a store’s future cash flows. Historically, it has been our view that new stores require two years to develop a customer base necessary to achieve expected cash flows and we typically do not test for impairment during this early stage. However, because of the unprecedented economic conditions experienced in 2008, we included recently opened stores in our impairment analysis. When we return to typical business conditions, we would expect new store operations to follow past patterns and we may return to testing for impairment only after the initial two years of performance. Our impairment analysis builds a cash flow model at the individual store level, beginning with recent store performance and trending the anticipated future results based on chain-wide and individual store initiatives. If the anticipated cash flows of a store cannot support the carrying amount of the store’s assets, an impairment charge is recorded to operations as a component of store and warehouse operating and selling expenses. To the extent that management’s estimates of future performance are not realized, future assessments could result in material impairment charges. Our analysis during the third quarter of 2008 resulted in an impairment charge of approximately $20 million, or approximately $17 million more than the charge recorded in 2007. Because of the significant economic downturn experienced during the fourth quarter of 2008, we updated the analysis and recognized an additional $78 million asset impairment charge. Also, because of decisions to close stores in both North America and Japan, assets associated with those early closures were written down by approximately $72 million. These 2008 analyses anticipate continued difficult economic conditions throughout 2009 and modest recovery beginning in 2010. Should economic conditions result that are worse than anticipated, additional impairment charges could result. However, we believe our current assessment includes a reasonable estimation of future conditions.
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
In addition to judgments associated with valuation accounts, our current tax provision can be affected by our mix of income and identification or resolution of uncertain tax positions. Because income from domestic and international sources may be taxed at different rates, the shift in mix during a year or over years can cause the effective tax rate to change. We base our rate during the year on our best estimate of an annual effective rate, and update those estimates quarterly, with the cumulative effect of a change in the anticipated annual rate reflected in the tax provision of that period. Such changes can result in significant interim reporting volatility.

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
During 2008, we recognized a significant tax charge to reestablish a valuation allowances because of the significant downturn in our operating results. Additional valuation allowances may be required in 2009 based on actual operating performance. Our effective tax rate in future periods may be positively or negatively impacted by changes in related judgments or pre-tax operations.
SIGNIFICANT TRENDS, DEVELOPMENTS AND UNCERTAINTIES
Competitive Factors — Over the years, we have seen continued development and growth of competitors in all segments of our business. In particular, mass merchandisers and warehouse clubs, as well as grocery and drugstore chains, have increased their assortment of home office merchandise, attracting additional back-to-school customers and year-round casual shoppers. Warehouse clubs have expanded beyond their in-store assortment by adding catalogs and web sites from which a much broader assortment of products may be ordered. We also face competition from other office supply stores that compete directly with us in numerous markets. This competition is likely to result in increased competitive pressures on pricing, product selection and services provided. Many of these retail competitors, including discounters, warehouse clubs, and drug stores and grocery chains, carry basic office supply products. Some of them also feature technology products. Many of them may price certain of these offerings lower than we do, but they have not shown an indication of greatly expanding their somewhat limited product offerings at this time. This trend towards a proliferation of retailers offering a limited assortment of office products is a potentially serious trend in our industry.
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
Economic Factors — Our customers in the North American Retail Division and many of our customers in the North American Business Solutions Division are predominantly small and home office businesses. Accordingly, these customers may continue to curtail their spending in reaction to macroeconomic conditions, such as changes in the housing market and commodity costs, higher credit costs, credit availability, possible recession and other factors. The downturn in the global economy experienced throughout 2008 negatively impacted our sales and profits.
Liquidity Factors — Historically, we have generated positive cash flow from operating activities and have had access to broad financial markets that provide the liquidity we need to operate our business. Together, these sources have been used to fund operating and working capital needs, as well as invest in business expansion through new store openings, capital improvements and acquisitions. However, due to the downturn in the global economy our operating results have diminished. In September 2008, we entered into a $1.25 billion asset based credit facility intended to provide liquidity. The recent distress in the financial markets has resulted in extreme volatility in the capital markets and diminished liquidity and credit availability. There can be no assurance that our liquidity will not be adversely affected by changes in the financial markets and the global economy. In addition, deterioration in our financial results could negatively impact our credit ratings. The tightening of the credit markets or a downgrade in our credit ratings could increase our borrowing costs and make it more difficult for us to access funds, to refinance our existing indebtedness, to enter into agreements for new indebtedness or to obtain funding through the issuance of securities. If such conditions were to persist, we would seek alternative sources of liquidity but may not be able to meet our obligations as they become due.

MARKET SENSITIVE RISKS AND POSITIONS
We have market risk exposure related to interest rates and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates over the next year. Interest rate changes on obligations may result from external market factors, as well as changes in our credit rating. We manage our exposure to market risks at the corporate level. The portfolio of interest-sensitive assets and liabilities is monitored and adjusted to provide liquidity necessary to satisfy anticipated short-term needs. Our risk management policies allow the use of specified financial instruments for hedging purposes only; speculation on interest rates or foreign currency rates is not permitted.
Interest Rate Risk
We are exposed to the impact of interest rate changes on cash equivalents and debt obligations. The impact on cash and short-term investments held at the end of 2008 from a hypothetical 10% decrease in interest rates would be a decrease in interest income of less than $1 million.
Market risk associated with our debt portfolio is summarized below:

	2008			2007
		Fair	Risk		Fair	Risk
(Dollars in thousands)	Carrying Value	Value	Sensitivity	Carrying Value	Value	Sensitivity

$400 million senior notes	$400,278	$206,000	$8,380	$400,384	$415,840	$9,960
Revolving credit arrangement	$139,098	$139,098	$696	$235,420	$235,420	$1,177
The risk sensitivity of fixed rate debt reflects the estimated increase in fair value from a 50 basis point decrease in interest rates, calculated on a discounted cash flow basis. The sensitivity of variable rate debt reflects the possible increase in interest expense during the next period from a 50 basis point change in interest rates prevailing at year-end.
Foreign Exchange Rate Risk
We conduct business in various countries outside the United States where the functional currency of the country is not the U.S. dollar. While we sell directly or indirectly through alliances to customers in 48 countries, the principal operations of our International Division are in countries with Euro and British pound functional currencies. We continue to assess our exposure to foreign currency fluctuation against the U.S. dollar. As of December 27, 2008, a 10% change in the applicable foreign exchange rates would result in an increase or decrease in our operating profit of approximately $16 million.
Although operations generally are conducted in the relevant local currency, we also are subject to foreign exchange transaction exposure when our subsidiaries transact business in a currency other than their own functional currency. This exposure arises primarily from inventory purchases in a foreign currency. The notional amount of foreign exchange forward contracts to hedge certain inventory exposures was $83 million at its highest point during 2008. Also, from time-to-time we enter into foreign exchange forward transactions to protect against possible changes in exchange rates related to scheduled or anticipated cash movements among our operating entities.
Generally, we evaluate the performance of our international businesses by focusing on the “local currency” results of the business, and not with regard to the translation into U.S. dollars, as the latter is impacted by external factors.
INFLATION AND SEASONALITY
Although we cannot determine the precise effects of inflation on our business, we do not believe inflation has had a material impact on our sales or the results of our operations. We consider our business to be only somewhat seasonal, with sales lower during the second quarter. Certain working capital components may build and recede during the year reflecting established selling cycles. Additionally, business cycles can and have impacted our operations and financial position when compared to other periods.
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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (R), Business Combinations (“FAS 141R”). This Standard retains the fundamental acquisition method of accounting established in Statement 141; however, among other things, FAS 141R requires recognition of assets and liabilities of noncontrolling interests acquired, fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, recognition of the fair value of contingencies, and adjustments to income tax expense for changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination. The Standard is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively. However, the Standard did not address transition provisions for items such as in progress transactions costs that were capitalized under FAS 141 but are considered period costs under FAS 141R. During the fourth quarter of 2008, we expensed previously deferred costs because they no longer were considered assets that would provide future economic benefit. The impact was not material to our results of operations.
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
Forward-looking information involves future risks and uncertainties. Much of the information in this report that looks towards future performance of our company is based on various factors and important assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements in this Report. Significant factors that could impact our future results are provided in Item 1A. Risk Factors included in our 2008 Annual Report on Form 10-K. Other risk factors are incorporated into the text of our MD&A, which should itself be considered a statement of future risks and uncertainties, as well as management’s view of our businesses.
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
There have been no changes in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information concerning our executive officers is set forth in Item 1 of this Form 10-K under the caption “Executive Officers of the Registrant.”
Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for our 2009 Annual Meeting of Shareholders.
Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the Proxy Statement for our 2009 Annual Meeting of Shareholders.
Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the Proxy Statement for our 2009 Annual Meeting of Shareholders.
We have adopted a Code of Ethical Behavior in compliance with applicable rules of the SEC that applies to our principal executive officer, our principal financial officer, and our principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethical Behavior is available free of charge on the “Investor Relations” section of our web site at www.offficedepot.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethical Behavior by posting such information on our web site at the address and location specified above.
Item 11. Executive Compensation.
Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for our 2009 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for our 2009 Annual Meeting of Shareholders.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information regarding compensation plans under which Office Depot equity securities are authorized for issuance as of December 27, 2008:

	Number of securities to be	Weighted-average	Number of securities remaining
	issued upon exercise of	exercise price of	available for future issuance
	outstanding options,	outstanding options,	under equity compensation
	warrants, and rights	warrants and rights	plans
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders:

2007 Long-Term Incentive Plan	14,479,141	$22.78	18,862,951
Employee Stock Purchase Plan (ESPP) (1)	Not Applicable	Not Applicable	Not Applicable
Retirement Savings Plans	Not Applicable	Not Applicable	Not Applicable

Equity compensation plans not approved by security holders:

None	—	Not Applicable	—

Total	14,479,141	$22.78	18,862,951

(1)	This program has been terminated, effective December 31, 2008.
For a description of the equity compensation plans above, see Note H – Employee Benefit Plans included under the heading “Notes to Consolidated Financial Statements.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information with respect to such contractual relationships is incorporated herein by reference to the information in the Proxy Statement for our 2009 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services.
Information with respect to principal accounting fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for our 2009 Annual Meeting of Shareholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a) The following documents are filed as a part of this report:
          1.     The financial statements listed in “Index to Financial Statements.”
          2.     The financial statement schedules listed in “Index to Financial Statement Schedule.”
          3.     The exhibits listed in the “Index to Exhibits.”

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of February 2009.

OFFICE DEPOT, INC.
By	/s/ STEVE ODLAND
Steve Odland
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 24, 2009.

Signature	Capacity

/s/ STEVE ODLAND	Chief Executive Officer (Principal Executive
Steve Odland	Officer) and Chairman, Board of Directors

/s/ MICHAEL D. NEWMAN	Executive Vice President and Chief Financial
Michael D. Newman	Officer (Principal Financial Officer)

/s/ MARK E. HUTCHENS	Senior Vice President and Controller (Principal
Mark E. Hutchens	Accounting Officer)

/s/ LEE A. AULT, III	Director
Lee A. Ault, III

/s/ NEIL R. AUSTRIAN	Director
Neil R. Austrian

/s/ DAVID W. BERNAUER	Director
David W. Bernauer

/s/ MARSHA JOHNSON EVANS	Director
Marsha Johnson Evans

/s/ DAVID I. FUENTE	Director
David I. Fuente

/s/ BRENDA J. GAINES	Director
Brenda J. Gaines

/s/ MYRA M. HART	Director
Myra M. Hart

/s/ W. SCOTT HEDRICK	Director
W. Scott Hedrick

/s/ KATHLEEN MASON	Director
Kathleen Mason

/s/ MICHAEL J. MYERS	Director
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
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 27, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.
Based on our assessment, management believes that, as of December 27, 2008, the company’s internal control over financial reporting is effective.
The company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on the effectiveness of the company’s internal control over financial reporting. This report appears on the following page.

/s/ STEVE ODLAND Steve Odland
Chairman, Board of Directors and
Chief Executive Officer

/s/ MICHAEL D. NEWMAN Michael D. Newman
Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Office Depot, Inc.:
We have audited the internal control over financial reporting of Office Depot, Inc. and subsidiaries (the “Company”) as of December 27, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 27, 2008 of the Company and our report dated February 23, 2009 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Boca Raton, Florida
February 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Office Depot, Inc.:
We have audited the accompanying consolidated balance sheets of Office Depot, Inc. and subsidiaries (the “Company”) as of December 27, 2008 and December 29, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Office Depot, Inc. and subsidiaries at December 27, 2008 and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2008, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 27, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion in the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Boca Raton, Florida
February 23, 2009

OFFICE DEPOT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 27,	December 29,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$155,745	$222,954
Receivables, net of allowances of $45,990 in 2008 and $46,316 in 2007	1,255,735	1,511,681
Inventories	1,331,593	1,717,662
Deferred income taxes	196,192	120,162
Prepaid expenses and other current assets	183,122	143,255

Total current assets	3,122,387	3,715,714
Property and equipment, net	1,557,301	1,588,958
Goodwill	19,431	1,282,457
Other intangible assets	28,311	107,987
Other assets	540,796	561,424

Total assets	$5,268,226	$7,256,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,251,808	$1,591,154
Accrued expenses and other current liabilities	1,173,201	1,170,775
Income taxes payable	8,803	3,491
Short-term borrowings and current maturities of long-term debt	191,932	207,996

Total current liabilities	2,625,744	2,973,416
Deferred income taxes and other long-term liabilities	585,861	576,254
Long-term debt, net of current maturities	688,788	607,462
Minority interest	4,883	15,564
Commitments and contingencies
Stockholders’ equity:
Common stock — authorized 800,000,000 shares of $.01 par value; issued and outstanding shares — 280,800,135 in 2008 and 428,777,625 in 2007	2,808	4,288
Additional paid-in capital	1,194,622	1,784,184
Accumulated other comprehensive income	217,197	495,916
Retained earnings	6,270	3,783,805
Treasury stock, at cost — 5,938,059 shares in 2008 and 155,819,358 shares in 2007	(57,947)	(2,984,349)

Total stockholders’ equity	1,362,950	3,083,844

Total liabilities and stockholders’ equity	$5,268,226	$7,256,540

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	2008	2007	2006

Sales	$14,495,544	$15,527,537	$15,010,781
Cost of goods sold and occupancy costs	10,489,785	11,024,639	10,363,437

Gross profit	4,005,759	4,502,898	4,647,344

Store and warehouse operating and selling expenses	3,322,662	3,381,129	3,296,443
Goodwill and trade name impairments	1,269,893	—	—
Other asset impairments	222,379	—	7,450
General and administrative expenses	743,174	645,661	651,696
Gain and amortization of deferred gain on sale of building	(7,308)	(7,493)	(21,432)

Operating profit (loss)	(1,545,041)	483,601	713,187

Other income (expense):
Interest income	10,013	9,440	9,828
Interest expense	(68,286)	(63,080)	(40,830)
Loss on extinguishment of debt	—	—	(5,715)
Miscellaneous income, net	25,731	28,672	30,565

Earnings (loss) before income taxes	(1,577,583)	458,633	707,035
Income tax expense (benefit)	(98,645)	63,018	203,564

Net earnings (loss)	$(1,478,938)	$395,615	$503,471

Net earnings (loss) per share:
Basic	$(5.42)	$1.45	$1.79
Diluted	(5.42)	1.43	1.75

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

				Accumulated
	Common	Common	Additional	Other
	Stock	Stock	Paid-in	Comprehensive	Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Income (Loss)	Income (Loss)	Earnings	Stock
Balance at December 31, 2005	419,812,671	$4,198	$1,517,373	$140,745		$2,867,067	$(1,790,162)
Comprehensive income:
Net earnings					$503,471	503,471
Foreign currency translation adjustment				162,222	162,222
Amortization of gain on hedge				(1,659)	(1,659)

Comprehensive income					$664,034

Deferred pension loss —adoption of FAS 158				(6,055)

Acquisition of treasury stock							(983,436)
Grant of long-term incentive stock	287,930	3	(3)
Forfeiture of restricted stock			2				(2)
Exercise of stock options (including income tax benefits and withholding)	5,973,420	60	141,892
Issuance of stock under employee stock purchase plans	103,598	1	2,064
Direct stock purchase plans			51				18
Amortization of long-term incentive stock grant			39,597

Balance at December 30, 2006	426,177,619	4,262	1,700,976	295,253		3,370,538	(2,773,582)
Comprehensive income:
Net earnings					395,615	395,615
Foreign currency translation adjustment				179,130	179,130
Deferred pension gain				23,192	23,192
Amortization of gain on hedge				(1,659)	(1,659)

Comprehensive income					$596,278

Adoption of FIN 48						17,652

Acquisition of treasury stock							(210,793)
Grant of long-term incentive stock	765,754	8	(8)
Forfeiture of restricted stock	(87,861)	(1)	1
Exercise of stock options (including income tax benefits and withholding)	1,849,657	18	43,909
Issuance of stock under employee stock purchase plans	72,456	1	1,515
Direct stock purchase plans			46				26
Amortization of long-term incentive stock grant			37,745

Balance at December 29, 2007	428,777,625	4,288	1,784,184	495,916		3,783,805	(2,984,349)
Comprehensive income:
Net loss					(1,478,938)	(1,478,938)
Foreign currency translation adjustment				(248,275)	(248,275)
Deferred pension loss				(24,128)	(24,128)
Amortization of gain on hedge				(1,659)	(1,659)
Unrealized loss on cash flow hedge				(4,657)	(4,657)

Comprehensive loss					$(1,757,657)

Acquisition of treasury stock							(944)
Retirement of treasury stock	(149,940,718)	(1,499)	(626,889)			(2,298,597)	2,926,985
Grant of long-term incentive stock	2,307,993	23	(23)
Forfeiture of restricted stock	(465,175)	(5)	1
Exercise of stock options (including income tax benefits and withholding)	109,744	1	(1,222)
Issuance of stock under employee stock purchase plans	10,666	—	(785)
Direct stock purchase plans			(228)				361
Amortization of long-term incentive stock grant			39,584

Balance at December 27, 2008	280,800,135	$2,808	$1,194,622	$217,197		$6,270	$(57,947)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2008	2007	2006

Cash flows from operating activities:
Net earnings (loss)	$(1,478,938)	$395,615	$503,471
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	254,099	281,383	279,005
Charges for losses on inventories and receivables	140,058	109,798	85,610
Net earnings from equity method investments	(37,113)	(34,825)	(27,125)
Goodwill and trade name impairments	1,269,893	—	—
Other asset impairments	222,379	—	7,450
Compensation expense for share-based payments	39,561	37,738	39,889
Deferred income tax provision	(108,099)	(1,022)	(15,847)
Gain (loss) on disposition of assets	(13,443)	(25,190)	(23,948)
Other operating activities	(7,612)	2,927	(1,704)
Changes in assets and liabilities:
Decrease (increase) in receivables	133,162	25,909	(128,558)
Decrease (increase) in inventories	249,849	(191,685)	(155,955)
Net increase in prepaid expenses and other assets	(16,986)	(12,342)	(23,212)
Net (decrease) increase in accounts payable, accrued expenses and other long- term liabilities	(178,554)	(176,921)	287,999

Total adjustments	1,947,194	15,770	323,604

Net cash provided by operating activities	468,256	411,385	827,075

Cash flows from investing activities:
Purchases of short-term investments	—	—	(961,450)
Sales of short-term investments	—	—	961,650
Acquisitions, net of cash acquired, and related payments	(102,752)	(48,036)	(248,319)
Capital expenditures	(330,075)	(460,571)	(343,415)
Purchase of assets held for sale and sold	(38,537)	—	—
Proceeds from disposition of assets and other	120,632	129,182	106,381
Dividends received	—	25,000	—
Restricted cash for pending transaction	(6,037)	(18,100)	—
Release of restricted cash	18,100	—	—

Net cash used in investing activities	(338,669)	(372,525)	(485,153)

Cash flows from financing activities:
Net proceeds from exercise of stock options and sale of stock under employee stock purchase plans	503	29,332	101,034
Tax benefit from employee share-based exercises	89	18,266	43,355
Acquisition of treasury stock under approved repurchase plans	—	(199,592)	(970,640)
Treasury stock additions from employee related plans	(944)	(11,201)	(12,796)
Debt issuance costs	(40,793)	—	—
Proceeds from issuance of borrowings	139,098	177,413	8,494
Payments on long- and short-term borrowings	(284,204)	(6,292)	(58,545)

Net cash provided by (used in) financing activities	(186,251)	7,926	(889,098)

Effect of exchange rate changes on cash and cash equivalents	(10,545)	2,616	17,531

Net increase (decrease) in cash and cash equivalents	(67,209)	49,402	(529,645)
Cash and cash equivalents at beginning of period	222,954	173,552	703,197

Cash and cash equivalents at end of period	$155,745	$222,954	$173,552

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business: Office Depot, Inc. (“Office Depot”) is a global supplier of office products and services under the Office Depot® brand and other proprietary brand names. As of December 27, 2008, we sold to customers in 48 countries throughout North America, Europe, Asia and Latin America either through wholly-owned entities, majority-owned entities or other ventures covering 38 countries, and through alliances in an additional ten countries.
Basis of Presentation: The consolidated financial statements of Office Depot and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany transactions have been eliminated in consolidation. We have a majority, but not total, ownership interest in entities in India and Sweden. Those entities have been consolidated since the date of acquisition with minority interest presented for the portion we do not own. We also participate in a joint venture selling office products and services in Mexico and Central America that is accounted for using the equity method with its results presented in miscellaneous income, net in the Consolidated Statements of Operations. See Note N for information on our investment in Mexico.
Fiscal Year: Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. All years presented are based on 52 weeks.
Estimates and Assumptions: Preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and related notes. Actual results may differ from those estimates.
Foreign Currency: Assets and liabilities of international operations are translated into U.S. dollars using the exchange rate at the balance sheet date. Revenues, expenses and cash flows are translated at average monthly exchange rates. Translation adjustments resulting from this process are recorded in stockholders’ equity as a component of accumulated other comprehensive income.
Monetary assets and liabilities denominated in a currency other than a consolidated entity’s functional currency result in transaction gains or losses from the remeasurement at spot rates at the end of the period. Foreign currency gains and losses are recorded in miscellaneous income, net in the Consolidated Statements of Operations.
Cash Equivalents: All short-term highly liquid securities with maturities of three months or less from the date of acquisition are classified as cash equivalents. Approximately $15 million and $18 million of restricted cash held on deposit was included in other current assets at December 27, 2008 and December 29, 2007, respectively.
Cash Management: Our cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement accounts on a daily basis. Accounts payable as of December 27, 2008 and December 29, 2007 included $71 million and $127 million, respectively, of amounts not yet presented for payment drawn in excess of disbursement account book balances, after considering existing offset provisions. We borrow on a cost effective basis during the quarter, which may result in higher levels of borrowings and invested cash within the period. At the end of the quarter, cash may be used to minimize borrowings outstanding at the balance sheet date.
Short-term Investments: We held no short-term investments at December 27, 2008 or December 29, 2007. When held, investments typically are available-for-sale debt securities and reported at fair market value, based on quoted market prices using the specific identification method.
Receivables: Trade receivables, net, totaled $849.6 million and $1,039.9 million at December 27, 2008 and December 29, 2007, respectively. An allowance for doubtful accounts has been recorded to reduce receivables to an amount expected to be collectible from customers. The allowance recorded at December 27, 2008 and December 29, 2007 was $46.0 million and $46.3 million, respectively. Receivables generated through a private label credit card program are transferred to a financial services company, a portion of which have recourse to Office Depot. The estimated fair value liability associated with risk of loss is included in accrued expenses.
Our exposure to credit risk associated with trade receivables is limited by having a large customer base that extends across many different industries and geographic regions. However, receivables may be adversely affected by an economic slowdown in the U.S. or internationally. No single customer accounted for more than 5% of our total sales in 2008, 2007 or 2006.

Other receivables are $406.1 million and $471.8 million as of December 27, 2008 and December 29, 2007, respectively, of which $288.2 million and $378.2 million are amounts due from vendors under purchase rebate, cooperative advertising and various other marketing programs. These vendor receivables are net of collection allowances of $27.7 million and $22.1 million at December 27, 2008 and December 29, 2007, respectively.
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
U.S. income taxes have not been provided on the undistributed earnings of foreign subsidiaries, which were approximately $795.5 million as of December 27, 2008. We have reinvested such earnings overseas in foreign operations indefinitely and expect that future earnings will also be reinvested overseas indefinitely.
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
Goodwill and Other Intangible Assets: Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. Accounting rules require that we test at least annually for possible goodwill impairment. Unless conditions warrant earlier action, we perform our test in the fourth quarter of each year using a discounted cash flow analysis that requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. During 2008, we recognized an impairment charge of $1,213.3 million related to goodwill, which is reflected in goodwill and trade name impairments in the Consolidated Statements of Operations.
Unless conditions warrant earlier action, intangible assets with indefinite lives are tested annually for impairment during the fourth quarter and written down to fair value as required. During 2008, a charge of approximately $56.6 million was recorded to impair non-amortizing trade name intangibles. This impairment charge is included in goodwill and trade name impairments in the Consolidated Statements of Operations.
We amortize the cost of other intangible assets over their estimated useful lives. Amortizable intangible assets are reviewed at least annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. During 2008, we concluded that the value of certain amortizing intangible assets was impaired, and we recognized a charge of $10.9 million to fully impair the customer list intangible assets in our International Division. This impairment charge is included in other asset impairments in the Consolidated Statements of Operations.
See Note B for information related to goodwill and other intangible asset impairment charges recognized in 2008.
Impairment of Long-Lived Assets: Long-lived assets with identifiable cash flows are reviewed for possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is assessed at the location level, considering the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized equal to the estimated fair value of the asset less its carrying value and any costs of disposition. Impairment losses of $97.7 million, $3.3 million and $2.3 million were recognized in 2008, 2007 and 2006, respectively, relating to certain under-performing retail stores. For additional discussion of material asset impairment charges recognized in 2008, see Note B.
Facility Closure Costs: We regularly review store performance against expectations and close stores not meeting our performance requirements. Costs associated with store or other facility closures, principally lease cancellation costs, are recognized when the facility is no longer used in an operating capacity or when a liability has been incurred. Store assets are also reviewed for possible impairment, or reduction of estimated useful lives.

Accruals for facility closure costs are based on the future commitments under contracts, adjusted for anticipated sublease and termination benefits and discounted at the company’s risk-adjusted rate at the time of closing. During 2008, we recorded a charge of $6 million relating to leases on retail stores closed as part of a company-wide business review and an additional charge of $9 million to terminate certain existing commitments and to adjust the remaining commitments to current market values. During 2009, we plan to close additional retail stores in North America and Japan as well as distribution facilities in North America and Europe. We currently anticipate recording a lease-related charge of approximately $106 million when these facilities close. See Note B for related information. During 2006, we recognized a $4 million charge based on our planned transfer to an unrelated third party of risks associated with disposition activities for additional properties. The accrued balance relating to our future commitments under operating leases for our closed facilities was $54.1 million and $36.3 million at December 27, 2008 and December 29, 2007, respectively.
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
Notes Payable: The fair value of the senior notes was determined based on quoted market prices. The following table reflects the difference between the carrying value and fair value of the senior notes as of December 27, 2008 and December 29, 2007:

	2008		2007
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value
$400 million senior notes	$400,278	$206,000	$400,384	$415,840
Interest Rate Swaps, Foreign Currency and Fuel Contracts: The fair values of our interest rate swaps, foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current interest and exchange rates. The values are based on market-based inputs or observable inputs that are corroborated by market data. There were no interest rate swap agreements in place at the end of 2008 and the amounts receivable or payable under foreign currency and fuel contracts were not significant at the end of 2008.
There were no significant differences between the carrying values and fair values of our financial instruments as of December 27, 2008 and December 29, 2007, except as disclosed above.
Accounting for Stock-Based Compensation: We account for stock compensation awards under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123R”). We use the Black-Scholes valuation model and recognize compensation expense on a straight-line basis over the requisite service period of the grant. We consider alternative models if grants have characteristics that cannot be reasonably estimated using this model.
Accrued Expenses: Included in accrued expenses and other current liabilities in our Consolidated Balance Sheets are accrued payroll-related amounts of approximately $205 million and $187 million at December 27, 2008 and December 29, 2007, respectively.
Revenue Recognition: Revenue is recognized at the point of sale for retail transactions and at the time of successful delivery for contract, catalog and internet sales. Sales taxes collected are not included in reported sales. We use judgment in estimating sales returns, considering numerous factors such as current overall and industry-specific economic conditions and historical sales return rates. Although we consider our sales return accruals to be adequate and proper, changes from historical customer patterns could require adjustments to the provision for returns. We also record reductions to our revenues for customer programs and incentive offerings including special pricing agreements, certain promotions and other volume-based incentives. Revenue from sales of extended warranty service plans is either recognized at the point of sale or over the warranty period, depending on the determination of legal obligor status. All performance obligations and risk of loss associated with such contracts are transferred to an unrelated third-party administrator at the time the contracts are sold. Costs associated with these contracts are recognized in the same period as the related revenue.

We recognize a liability for future performance when gift cards are sold and recognize the related revenue when gift cards are redeemed as payment for our products. We recognize as revenue the unused portion of the gift card liability when historical data indicates that additional redemption is unlikely.
Shipping and Handling Fees and Costs: Income generated from shipping and handling fees is classified as revenues for all periods presented. Freight costs incurred to bring merchandise to stores and warehouses are included as a component of inventory and costs of goods sold. Freight costs incurred to ship merchandise to customers are recorded as a component of store and warehouse operating and selling expenses. Shipping costs, combined with warehouse handling costs, totaled $911.2 million in 2008, $963.7 million in 2007 and $920.9 million in 2006.
Advertising: Advertising costs are charged either to expense when incurred or, in the case of direct marketing advertising, capitalized and amortized in proportion to the related revenues over the estimated life of the material, which range from several months to up to one year.
Advertising expense recognized was $525.7 million in 2008, $564.9 million in 2007 and $575.3 million in 2006. Prepaid advertising costs were $38.1 million as of December 27, 2008 and $27.9 million as of December 29, 2007.
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
Comprehensive Income (Loss): Comprehensive income (loss) represents the change in stockholders’ equity from transactions and other events and circumstances arising from non-stockholder sources. Comprehensive income consists of net earnings (loss), foreign currency translation adjustments, realized or unrealized gains (losses) on investment securities that are available-for-sale, deferred pension gains (losses) and elements of qualifying cash flow hedges, net of applicable income taxes. As of December 27, 2008, our Consolidated Balance Sheet reflected accumulated other comprehensive income in the amount of $217.2 million, which consisted of $221.1 million in foreign currency translation adjustments, $7.7 million in unamortized gain on hedge, $4.6 million in unrealized losses on cash flow hedges and $7.0 million in deferred pension loss.
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
Vendor Arrangements: We enter into arrangements with substantially all of our significant vendors that provide for some form of consideration to be received from the vendors. Arrangements vary, but generally specify volume rebate thresholds, advertising support levels, as well as terms for payment and other administrative matters. The volume-based rebates, supported by a vendor agreement, are estimated throughout the year and reduce the cost of inventory and cost of goods sold during the year. This estimate is regularly monitored and adjusted for current or anticipated changes in purchase levels and for sales activity. Other promotional consideration received is event-based or represents general support and is recognized as a reduction of cost of goods sold or inventory, as appropriate based on the type of promotion and the agreement with the vendor. Some arrangements may meet the specific, incremental, identifiable criteria that allow for direct operating expense offset, but such arrangements are not significant.
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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (R), Business Combinations (“FAS 141R”). This Standard retains the fundamental acquisition method of accounting established in Statement 141; however, among other things, FAS 141R requires recognition of assets and liabilities of noncontrolling interests acquired, fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, recognition of the fair value of contingencies, and adjustments to income tax expense for changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination. The Standard is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively. However, the Standard did not address transition provisions for items such as in progress transactions costs that were capitalized under FAS 141 but are considered period costs under FAS 141R. During the fourth quarter of 2008, we expensed previously deferred costs because they no longer were considered assets that would provide future economic benefit. The impact was not material to our results of operations.
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
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“FAS 161”). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As FAS 161 relates specifically to disclosures, the Standard will have no impact on our financial condition, results of operations or cash flows.
NOTE B — ASSET IMPAIRMENTS, EXIT COSTS AND OTHER CHARGES
During 2005, we announced a number of material charges relating to asset impairments, exit costs and other operating decisions that resulted from a wide-ranging assessment of assets and commitments. Although the majority of these charges were recognized in 2005, we also incurred expenses related to these exit activities in 2006, 2007 and 2008. During the fourth quarter of 2008, we performed an internal review of assets and processes with the goal of positioning the company to deal with the degradation in the global economy and to benefit from its eventual improvement. The results of that internal review led to decisions to close stores, exit certain businesses and write off certain assets that were not seen as providing future benefit. These decisions resulted in material charges, some of which were recognized during the fourth quarter of 2008, and others which will be recognized during 2009 as the related accounting criteria are met. We also recognized material goodwill and trade name impairment charges during the fourth quarter of 2008. The few remaining activities from the 2005 planned business changes have been incorporated into the current activities. We manage the related costs and programs associated with these activities (collectively, the “Charges”) at a corporate level, and accordingly, these amounts are not included in determining Division operating profit. Additional information about the costs and programs associated with the Charges is provided below.
A summary of the Charges and the line item presentation of these amounts in our accompanying Consolidated Statements of Operations is as follows.

(Dollars in million)	2008	2007	2006

Cost of goods sold and occupancy costs	$16	$—	$1
Store and warehouse operating and selling expenses	52	25	37
Goodwill and trade name impairments	1,270	—	—
Other asset impairments	114	—	7
General and administrative expenses	17	15	18

Total pre-tax Charges	$1,469	$40	$63

Exit costs
As mentioned above, in 2005, we announced a series of activities to restructure operations and recognized charges associated with exit costs, as well as other asset impairments. Approximately $282 million of pre-tax Charges were recognized in 2005 and it was disclosed that additional charges would be recognized when the identified plans were implemented and the related accounting criteria were met. Associated pre-tax Charges in 2006 and 2007 totaled $63 million and $40 million, respectively, and related primarily to the consolidation of warehouses and distribution centers in North America and Europe as well as management restructuring and call center consolidation in Europe. The few remaining incomplete exit activities from the 2005 planned business changes have been incorporated into the current activities.
The primary components of Charges associated with exit activities include:
•	Store closures (North America) – During the fourth quarter of 2008, we identified 112 stores in North America to be closed by the end of the first quarter of 2009, with an additional 14 stores identified to be closed during 2009 as their leases expire or other lease arrangements are finalized. As of December 27, 2008, six of the 112 stores had been closed, and the number of additional stores to be closed had been reduced to ten, net of relocated stores. The stores being closed are underperforming stores or stores that are no longer a strategic fit for the company. In making the decision on which stores to close, we considered sales, operating profit, cash flow, condition of the shopping center, location of other stores in the proximity and customer demographics, among other factors. The stores to be closed are located in various geographic regions, including 45 in the Central U.S., 40 in the Northeast and Canada, 19 in the West and eight in the South. The total charges for these closures are estimated to be $180 million, with approximately $89 million recorded in the fourth quarter of 2008 and the balance to be recognized during 2009 as the stores are closed. The 2008 amounts include approximately $15 million of inventory write downs because the company executed an agreement with a third party liquidator in North America establishing the recoverable amount for inventory in those specific stores. These inventory write downs are presented in cost of goods sold and occupancy costs in our Consolidated Statements of Operations. Additionally, approximately $66 million is for asset impairment, $1 million is associated with severance and one-time termination benefit accruals, and $1 million represents other facility closure costs. As mentioned above six of the stores were closed by year end 2008 and approximately $6 million was recognized for the estimated period of economic loss under the associated operating lease contracts. Additional severance of approximately $3 million will be recognized as services are performed over the closure period and applicable lease accruals will be recognized when the facilities are closed during 2009. We currently estimate approximately $88 million of lease charges to be recognized in 2009, but the amount may change as sublease assumptions are refined and the then-current risk-adjusted discount rates applied. We are currently using discount rates ranging from 13.5% to 15.0% to discount these multi-year obligations.
•	Reduction in store openings (North America) – We have reduced the number of new store openings for 2009 to approximately 15, from the previous estimate of 40 stores. This reduction resulted in the recognition in 2008 of approximately $9 million for the estimated period of economic loss under the operating lease contracts associated with the stores that will not be opened. We expect to record approximately $3 million in lease costs for these activities during 2009.
•	Store closures (International) – We have decided to exit the retail sales channel in Japan during 2009 because most of our stores in that country are unprofitable. The total charges for these closures is estimated to be $13 million, with approximately $6 million recorded in the fourth quarter of 2008 and the balance to be recognized during 2009 as the stores are closed. The 2008 charges are primarily associated with asset impairments, and the 2009 charges include severance related expenses, lease costs and other facility closure costs of $4 million, $2 million and $1 million, respectively. Additionally, we expect to incur charges associated with residual inventory values from these closed facilities, however, these values cannot be reasonably estimated.
•	Supply chain consolidation (North America) – During 2009, our current plan is to close five distribution centers and one crossdock facility to streamline our supply chain. These facilities are near the end of their initial lease terms and projected closure costs total approximately $8 million, with $2 million recognized during 2008 for severance related costs. The remainder of the charges relate to one-time termination benefits of $1 million, lease costs of $2 million and other exit costs including deconstruction expenses of $3 million. Additionally, we expect to incur charges associated with residual inventory values from these closed facilities, however, these values cannot be reasonably estimated.
•	Supply chain consolidation (International) – We have substantially completed the consolidation of our distribution centers in Europe with one closure planned for 2009. During 2008, we recorded approximately $20 million in exit costs associated with this activity. These costs consisted primarily of accelerated depreciation, severance related expenses and future lease obligations, which totaled $8 million, $4 million and $4 million, respectively. We also recorded $4 million in charges related to other facility closure costs in 2008. We expect to record approximately $23 million in charges for these activities during 2009. The 2009 charges include lease costs, severance related expenses, accelerated depreciation and other facility closure costs of $11 million, $4 million, $4 million and $4 million, respectively.

•	Call center and back office restructuring (International) – During 2007, we began the consolidation of our call centers and back office operations in Europe. We recorded approximately $13 million of charges related to these activities in 2008, of which $12 million was associated with severance and other one-time termination benefits. The remaining $1 million of charges incurred in 2008 related to other exit activities. We expect to record approximately $10 million in severance related charges and $1 million in lease costs for these activities during 2009.
•	Additional employee reductions – Each of the Divisions, as well as Corporate, have identified positions that have been or will be eliminated in an effort to be more responsive to either customer needs or to centralize activities and eliminate geographic redundancies. Total severance and one-time benefit costs associated with these actions are estimated to be approximately $33 million, with $13 million recognized during 2008.
•	Asset write downs – As a result of the fourth quarter 2008 business review, the company determined that it would no longer use the functionality in certain software applications and accordingly, recognized a charge of approximately $31 million to write down previously capitalized software costs that will not be providing future economic benefit. Additionally, during late 2008, the company substantially lowered its expectations for new store openings and store remodels and determined that certain other projects would not be completed. The company also concluded that possible acquisitions would not be completed before the end of the year, if at all. Previously deferred costs for these activities, which totaled approximately $11 million, were expensed during the fourth quarter of 2008.
•	Other restructuring activities – During 2008, we recorded approximately $5 million of charges associated with other restructuring activities related to enhancing efficiencies throughout the company. Of these charges, approximately $1 million related to the harmonization of our product offerings in Europe, which resulted in a write down of inventory in the fourth quarter of 2008. Of the remaining charges, approximately $2 million related to the acceleration of depreciation on certain assets and $2 million was for lease costs. We expect to recognize additional charges of approximately $25 million in 2009 related to restructuring activities not identified above.
Exit cost accruals related to the activities described above are as follows:

	Beginning	Charges	Cash	Non-cash		Ending
(Dollars in millions)	Balance	Incurred	Payments	settlements	Adjustments	Balance

2008
Cost of goods sold	$—	$16	$—	$(16)	$—	$—
One-time termination benefits	13	32	(28)	(3)	—	14
Asset impairments and accelerated depreciation	—	124	—	(124)	—	—
Lease and contract obligations	17	21	(6)	—	1	33
Other associated costs	—	6	(4)	(2)	—	—

Total	$30	$199	$(38)	$(145)	$1	$47

2007
One-time termination benefits	$7	$19	$(12)	$(1)	$—	13
Asset impairments and accelerated depreciation	—	20	—	(20)	—	—
Lease and contract obligations	22	2	(7)	(1)	1	17
Other associated costs	2	(1)	5	(6)	—	—

Total	$31	$40	$(14)	$(28)	$1	$30

Goodwill and trade name impairments
As a result of our annual fourth quarter review of goodwill and other non-amortizing intangible assets, we recorded non-cash charges of $1,213 million to write down goodwill and $57 million related to the impairment of trade names. Our recoverability assessment of these non-amortizing intangible assets considers company-specific projections, assumptions about market participant views and the company’s overall market capitalization around the testing period. All of those factors worsened during 2008 compared to amounts used for the 2007 evaluations.
For the 2008 test, the estimated fair values indicated that the second step of goodwill impairment analysis was required in four of our five reporting units, and that analysis showed that the current value of goodwill could not be sustained in those four reporting units. Accordingly, we recorded a goodwill impairment charge of $1,213 million, relating to the following reporting units: North American Retail, $2 million; North American Contract, $348 million; Europe, $794 million; and Asia, $69 million. Included in these impairment charges is goodwill resulting from 1990 and later acquisitions. All of these entities are considered integrated into their respective reporting units and their cash flows were aggregated with all other cash flows of the respective reporting unit in the determination of estimated fair value.

Approximately $19 million of goodwill associated with the North American Direct reporting unit was not impaired. This reporting unit has a relatively low net investment and projected cash flows were sufficient to recover its net assets. Based on the fair value estimate in excess of the carrying value, the company currently does not anticipate a risk of goodwill impairment for this reporting unit.
The impairment of trade names totaled approximately $57 million and primarily relates to the Niceday™ brand name which was part of a business acquisition in 2003. We have decided to shift the emphasis in the related markets away from this brand name to products with the Office Depot® and other private brand names. Accordingly, we lowered the expected contribution from this trade name and, combined with the factors above, a non-cash impairment charge was recorded to reduce the asset to its estimated fair value. Because the brand is expected to be retained but with lower prominence, it remains a non-amortizing intangible asset.
Other asset impairments
At least annually, we review our stores for possible impairment. Impairment is assessed at the location level, considering the estimated undiscounted cash flows over the asset’s remaining life. Our impairment analysis is based on a cash flow model at the individual store level, beginning with recent store performance and forecasting the anticipated future results based on chain-wide and individual store initiatives. If the anticipated cash flows of a store cannot support the carrying amount of the store’s assets, an impairment charge is recorded to operations as a component of store and warehouse operating and selling expenses. Our annual analysis, which is performed during the third quarter, resulted in an impairment charge of approximately $20 million in the 2008 period. Because of the significant economic downturn experienced during the fourth quarter of 2008, we updated the analysis and recognized an additional $78 million, bringing the total asset impairment charge for stores to $98 million for 2008. During 2007 the total asset impairment charge for stores was approximately $3 million.
We review our amortizing intangible assets at least annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. In developing forecasts for our assessment of goodwill, we concluded that the value of certain amortizing intangible assets was impaired. Accordingly, during 2008, we incurred a charge of approximately $11 million to fully impair the customer list intangible assets in our International Division.
NOTE C — PROPERTY AND EQUIPMENT
Property and equipment consisted of:

	December 27,	December 29,
(Dollars in thousands)	2008	2007

Land	$80,783	$97,300
Buildings	472,110	308,860
Leasehold improvements	1,067,456	1,212,749
Furniture, fixtures and equipment	1,642,485	1,671,812

	3,262,834	3,290,721
Less accumulated depreciation	(1,705,533)	(1,701,763)

Total	$1,557,301	$1,588,958

Depreciation expense was $245.1 million, $266.7 million, and $265.6 million in 2008, 2007 and 2006, respectively. These amounts include accelerated depreciation related to the Charges discussed in Note B.
The above table of property and equipment includes assets held under capital leases as follows:

	December 27,	December 29,
(Dollars in thousands)	2008	2007

Buildings	$273,502	$126,994
Furniture, fixtures and equipment	70,952	31,430

	344,454	158,424
Less accumulated depreciation	(59,737)	(47,605)

Total	$284,717	$110,819

NOTE D — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The components of goodwill by segment are listed below:

		North
	North	American
	American	Business
	Retail	Solutions	International
(Dollars in thousands)	Division	Division	Division	Total

Balance as of December 29, 2007	$2,315	$368,628	$911,514	$1,282,457
2008 additions	—	—	73,734	73,734
Purchase price adjustments on 2007 acquisitions	—	734	—	734
Foreign currency translation	(473)	(1,572)	(122,114)	(124,159)
Impairment	(1,842)	(348,359)	(863,134)	(1,213,335)

Balance as of December 27, 2008	$—	$19,431	$—	$19,431

The 2008 additions to goodwill relate primarily to the company’s acquisition under previously existing put options of all remaining minority interest shares of its joint ventures in Israel and China. Also included in the 2008 additions is the goodwill recorded on the company’s acquisition of a controlling interest in joint ventures in India and Sweden, which are described in Note M.
During the fourth quarter of 2008, we performed our annual goodwill impairment testing, which indicated that the goodwill in four of our five reporting units was fully impaired. This resulted in impairment charges totaling $1,213.3 million, most of which was related to acquisitions made in our International and North American Business Solutions Divisions. For additional information on our goodwill impairment testing and the resulting impairment charges, see Note B.
Other Intangible Assets
Indefinite-lived intangible assets related to acquired trade names were $6.1 million and $68.8 million, at December 27, 2008 and December 29, 2007, respectively, and are included in other intangible assets in the Consolidated Balance Sheets. The change in this balance during 2008 resulted primarily from impairment charges totaling approximately $56.6 million. The majority of these impairment charges related to the Niceday™ trade name which was acquired as part of a 2003 business combination. The remaining portion of the decrease resulted from changes in foreign currency rates.
Amortizing intangible assets, which are included in other intangible assets in the Consolidated Balance Sheets, include the following:

	December 27, 2008		December 29, 2007
	Gross	Accumulated	Gross	Accumulated
(Dollars in thousands)	Carrying Value	Amortization	Carrying Value	Amortization

Customer lists	$28,000	$(6,683)	$112,238	$(74,563)
Other	2,600	(1,706)	2,608	(1,056)

Total	$30,600	$(8,389)	$114,846	$(75,619)

We review our amortizing intangible assets at least annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. In developing forecasts for our assessment of goodwill, we concluded that the value of certain amortizing intangible assets was impaired. Accordingly, during 2008, we incurred a charge of $10.9 million to fully impair the customer list intangible assets in our International Division.
Amortization of intangible assets was $9.0 million in 2008, $15.3 million in 2007 and $13.6 million in 2006 (at average foreign currency exchange rates).

The weighted average amortization period for the remaining finite-lived intangible assets is 8.1 years. Estimated future amortization expense for the next five years at December 27, 2008 is as follows:

(Dollars in thousands)

2009	$3,195
2010	2,789
2011	2,545
2012	2,545
2013	2,545
NOTE E —DEBT
Debt consists of the following:

	December 27,	December 29,
(Dollars in thousands)	2008	2007

Short-term borrowings and current maturities of long-term debt:
Short-term borrowings	$176,644	$200,290
Capital lease obligations	14,773	7,706
Current maturities of long-term debt	515	—

	$191,932	$207,996

Long-term debt, net of current maturities:
Revolving credit facility	$—	$90,420
$400 million senior notes	400,278	400,384
Capital lease obligations	287,349	116,658
Other	1,161	—

	$688,788	$607,462

On September 26, 2008, the company entered into a Credit Agreement (the “Agreement”) with a group of lenders, which provides for an asset based, multi-currency revolving credit facility (the “Facility”) of up to $1.25 billion. The amount that can be drawn on the Facility at any given time is determined based on percentages of certain accounts receivable, inventory and credit card receivables (the “Borrowing Base”). At December 27, 2008, the company was eligible to borrow approximately $1.0 billion of the Facility. In February 2009, that borrowing base was lowered by $75 million by the Administrative Agent, pending completion of asset base appraisals. The Facility includes a sub-facility of up to $250 million which is available to certain of the company’s European subsidiaries (the “European Borrowers”). Certain of the company’s domestic subsidiaries (the “Domestic Guarantors”) guaranty the obligations under the Facility. The Agreement also provides for a letter of credit sub-facility of up to $400 million. All loans borrowed under the Agreement may be borrowed, repaid and reborrowed from time to time until September 26, 2013 (or, in the event that the company’s existing 6.25% Senior Notes are not repaid, then February 15, 2013), on which date the Facility matures.
All amounts borrowed under the Facility, as well as the obligations of the Domestic Guarantors, are secured by a lien on the company’s and such Domestic Guarantors’ accounts receivables, inventory, cash and deposit accounts. All amounts borrowed by the European Borrowers under the Facility are secured by a lien on such European Borrowers’ accounts receivable, inventory, cash and deposit accounts, as well as certain other assets. At the company’s option, borrowings made pursuant to the Agreement bear interest at either, (i) the alternate base rate (defined as the higher of the Prime Rate (as announced by the Agent) and the Federal Funds Rate plus 1/2 of 1%) or (ii) the Adjusted LIBOR Rate (defined as the LIBOR Rate as adjusted for statutory revenues) plus, in either case, a certain margin based on the aggregate average availability under the Facility. The Agreement also contains representations, warranties, fees, affirmative and negative covenants, and default provisions. The Facility includes limitations in certain circumstances on acquisitions, dispositions, share repurchases and the payment of dividends. The dividend restrictions are based on the then-current and proforma fixed charge coverage ratio and borrowing availability at the point of consideration. The company has never declared or paid cash dividends on its common stock. The Facility also includes provisions whereby if the global availability is less than $218.8 million, or the European availability is below $37.5 million, the company’s cash collections go first to the Agent to satisfy outstanding borrowings. Further, if total availability falls below $187.5 million, a fixed charge coverage ratio test is required which, based on current forecasts, could effectively eliminate additional borrowing under the Facility.
At December 27, 2008, the company had approximately $712.1 million of available credit under the Facility. Borrowings under the Facility totaled $139.1 million at an effective interest rate of approximately 5.41%. There were also letters of credit outstanding under the Facility totaling approximately $177.8 million. An additional $1.5 million of letters of credit were outstanding under separate agreements. Average borrowings under the Facility from September 26, 2008 to December 27, 2008 were approximately $254 million.
In addition to our borrowings under the Facility, we had short-term borrowings of $37.5 million. These borrowings primarily represent outstanding balances under various local currency credit facilities for our international subsidiaries that had an effective interest rate at the end of the year of approximately 3.03%.

The Agreement replaced the company’s Revolving Credit Facility Agreement, which provided for multiple-currency borrowings of up to $1 billion and had a sub-limit of up to $350 million for standby and trade letter of credit issuances.
In December 2008, the company’s credit rating was downgraded which provided the counterparty to the company’s private label credit card program the right to terminate the agreement and require the company to repurchase the outstanding balance of approximately $184 million. Both parties entered into a standstill agreement whereby the company permanently waived its early termination right and the counterparty agreed not to terminate the agreement and require repurchase of the outstanding balance until at least March 31, 2009 while a permanent solution was developed. This standstill agreement precluded the occurrence of cross defaults in certain of the company’s agreements. In February 2009, the company and the counterparty amended the agreement to permanently waive the repurchase clause and the company agreed to amend an existing $25 million letter of credit which may be increased, after December 29, 2009, to as much as $45 million based on an assessment of risk in the portfolio at that time.
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
Capital lease obligations primarily relate to buildings and equipment as indicated in Note C.
In December 2006, we sold our former corporate campus and entered into a short-term leaseback. Coincident with the sale, we paid $22.2 million to settle the mortgage securing one of the buildings. The total payment of approximately $28 million included the principal, accrued interest to the termination date and the contractual prepayment consideration. Approximately $5.7 million is presented as loss on extinguishment of debt on the Consolidated Statements of Operations. That mortgage had been assumed in 2005 under conversion of a previously capitalized lease agreement.
Aggregate annual maturities of long-term debt and capital lease obligations are as follows:

(Dollars in thousands)

2009	$35,692
2010	34,760
2011	32,943
2012	31,923
2013	449,357
Thereafter	307,112

Total	891,787
Less amount representing interest on capital leases	(187,711)

Total	704,076
Less current portion	(15,288)

Total long-term debt	$688,788

NOTE F — INCOME TAXES
The income tax expense (benefit) related to earnings (loss) from operations consisted of the following:

(Dollars in thousands)	2008	2007	2006

Current:
Federal	$(16,430)	$50,602	$179,779
State	6,622	728	21,531
Foreign	19,262	12,710	18,103
Deferred :
Federal	(125,945)	72,017	(4,261)
State	18,606	(38,183)	3,220
Foreign	(760)	(34,856)	(14,808)

Total income tax expense (benefit)	$(98,645)	$63,018	$203,564

The components of earnings (loss) before income taxes consisted of the following:

(Dollars in thousands)	2008	2007	2006

North America	$(733,342)	$276,040	$537,944
International	(844,241)	182,593	169,091

Total	$(1,577,583)	$458,633	$707,035

The tax-effected components of deferred income tax assets and liabilities consisted of the following:

	December 27,	December 29,
(Dollars in thousands)	2008	2007

Self-insurance accruals	$17,144	$21,188
Inventory	32,713	18,791
Vacation pay and other accrued compensation	69,706	28,898
Allowance for bad debts	6,637	8,223
Accruals for facility closings	12,009	12,729
Accrued rebates	7,840	17,415
Deferred rent credit	102,903	74,663
Foreign and state net operating loss carryforwards	332,844	393,609
Basis difference in fixed assets	66,130	—
State credit carryforwards, net of Federal benefit	8,028	6,067
Deferred revenue	17,198	—
Other items, net	61,465	20,901

Gross deferred tax assets	734,617	602,484
Valuation allowance	(242,481)	(265,465)

Deferred tax assets	492,136	337,019

Basis difference in fixed assets	—	9,000
Intangibles	—	32,417
Internal software	93,376	—
Other items, net	4,669	22,824

Deferred tax liabilities	98,045	64,241

Net deferred tax assets	$394,091	$272,778

As of December 27, 2008, we had approximately $1.1 billion of foreign and $770.0 million of state net operating loss carryforwards. Of the foreign carryforwards, $801.5 million can be carried forward indefinitely, $18.2 million will expire in 2009, and the balance will expire between 2010 and 2028. Of the state carryforwards, $1.9 million will expire in 2009, and the balance will expire between 2010 and 2028. The valuation allowance has been developed to reduce our deferred asset to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain foreign and state deferred assets related to net operating loss carryforwards and other tax attributes.
The following is a reconciliation of income taxes at the Federal statutory rate to the provision (benefit) for income taxes:

(Dollars in thousands)	2008	2007	2006

Federal tax computed at the statutory rate	$(552,154)	$160,522	$247,462
State taxes, net of Federal benefit	(3,838)	8,217	14,166
Foreign income taxed at rates other than Federal	(29,684)	(62,393)	(53,762)
Non-deductible goodwill and other impairments	356,138	—	—
Increase (reduction) in valuation allowance	47,151	(34,514)	2,010
Settlement of tax audits	—	(941)	(3,875)
Non-deductible foreign interest	40,166	2,392	783
Change in accrual estimates relating to uncertain tax positions	3,661	(9,097)	(923)
Other items, net	39,915	(1,168)	(2,297)

Income tax expense (benefit)	$(98,645)	$63,018	$203,564

The following table summarizes the activity related to our unrecognized tax benefits during 2008 and 2007:

(Dollars in thousands)	2008	2007

Beginning Balance	$110,407	$89,762
Additions based on tax positions related to the current year	10,767	15,463
Additions for tax positions of prior years	17,720	19,651
Reductions for tax positions of prior years	(19,035)	(11,279)
Statute expirations	(233)	(2,497)
Settlements	—	(693)

Ending Balance	$119,626	$110,407

Included in the balance of $119.6 million at December 27, 2008, are $104.7 million of net unrecognized tax benefits that, if recognized, would affect the effective tax rate. The difference of $14.9 million primarily results from federal tax impacts on state tax issues and positions which if sustained would be fully offset by a valuation allowance.
We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2000. Our U.S. federal filings for the years 2000 and 2002 through 2007 are under routine examination, and it is not anticipated that these audits will be closed prior to the end of 2009. Additionally, the U.S. federal tax return for 2008 is under concurrent year review. Significant international tax jurisdictions include the UK, the Netherlands, France and Germany. Generally, we are subject to routine examination for years 2001 and forward in these jurisdictions. It is reasonably possible that certain of these audits will close within the next 12 months, which could result in a decrease of as much as $22 million or an increase of as much as $19 million to our accrued uncertain tax positions. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits, however, an estimate of such changes cannot reasonably be made.
We recognize interest related to unrecognized tax benefits in interest expense and penalties in the provision for income taxes. We recognized interest and penalties of approximately $11.5 million and $8 million in 2008 and 2007, respectively. We had approximately $47.4 million accrued for the payment of interest and penalties as of December 27, 2008.
In connection with the adoption of FAS 123R, we have elected to calculate our pool of excess tax benefits under the alternative, or “short-cut” method. At adoption, this pool of benefits was approximately $55.3 million and was approximately $103.3 million as of December 27, 2008. This pool may increase in future periods if tax benefits realized are in excess of those based on grant date fair values or may decrease if used to absorb future tax deficiencies determined for financial reporting purposes under provisions of FAS 123R.
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

The table below shows future minimum lease payments due under the non-cancelable portions of our leases as of December 27, 2008. These minimum lease payments include facility leases that were accrued as store closure costs. Additional information including optional lease renewals follows this table.

(Dollars in thousands)

2009	$541,469
2010	471,086
2011	394,917
2012	341,462
2013	301,345
Thereafter	1,025,039

3,075,318
Less sublease income	55,776

Total	$3,019,542

We determine the lease term at inception to be the non-cancellable rental period plus any renewal options that are considered reasonably assured. Leasehold improvements are depreciated over the shorter of their estimated useable lives or the identified lease term. Lease payments for the next five years and thereafter that include both the non-cancellable amounts from above, plus the renewal options included in our projected lease term are, $551 million for 2009; $499 million for 2010; $445 million for 2011; $409 million for 2012; $385 million for 2013 and $2,296 million thereafter, for a total of $4,585 million, $4,529 million net of sublease income.
Rent expense, including equipment rental, was $525.8 million, $519.1 million and $477.8 million in 2008, 2007, and 2006, respectively. Rent expense was reduced by sublease income of $3.1 million in 2008, $2.8 million in 2007 and $3.2 million in 2006.
Indemnification of Private Label Credit Card Receivables: Office Depot has a private label credit card program that is managed by a third-party financial services company. We transfer the credit card receivable balance each business day, with the difference between the transferred amount and the amount received recognized in store and warehouse operating and selling expense. At December 27, 2008, the outstanding balance of credit card receivables sold was approximately $183.6 million. The company’s estimated liability associated with risk of loss was increased during 2008 to approximately $23 million to recognize the potential impact of adverse economic conditions on the portfolio. This accrual is included in accrued expenses on the Consolidated Balance Sheet. Following the company’s credit rating downgrade in December 2008, the underlying agreement was amended to permanently eliminate a provision that allowed both parties to terminate the agreement early in the event either party suffered a material adverse change, and put in place a letter of credit arrangement supporting the company’s potential exposure on indemnification of the transferred receivable balance. See Note E for additional discussion.
Legal Matters: We are involved in litigation arising in the normal course of our business. While, from time to time, claims are asserted that make demands for a large sum of money (including, from time to time, actions which are asserted to be maintainable as class action suits), we do not believe that any of these matters, either individually or in the aggregate, will materially affect our financial position or the results of our operations.
As previously disclosed, the company continues to cooperate with the SEC in its formal order of investigation issued in January 2008 covering the matters previously subject to the informal inquiry that commenced July 2007. A formal order of investigation allows the SEC to subpoena witnesses, books, records, and other relevant documents. The matters subject to the investigation include contacts and communications with financial analysts, inventory receipt and reserves, timing of vendor payments, certain intercompany loans, certain payments to foreign officials, inventory obsolescence and timing and recognition of vendor program funds.
In early November 2007, two putative class action lawsuits were filed against the Company and certain of its executive officers alleging violations of the Securities Exchange Act of 1934. In addition, two putative shareholder derivative actions were filed against the Company and its directors alleging various state law claims including breach of fiduciary duty. The allegations in all four lawsuits primarily relate to the accounting for vendor program funds. Each of the above-referenced lawsuits was filed in the Southern District of Florida, and is captioned as follows: (1) Nichols v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 6, 2007; (2) Sheet Metal Worker Local 28 Pension Fund v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 5, 2007; (3) Marin, derivatively, on behalf of Office Depot, Inc. v. Office Depot, Inc., Steve Odland, Neil R. Austrian, David W. Bernauer, Abelardo E. Bru, Marsha J. Evans, David I. Fuente, Brenda J. Gaines, Myra M. Hart, Kathleen Mason, Michael J. Myers, and Office Depot, Inc. filed on November 8, 2007; and (4) Mason, derivatively, on behalf of Office Depot, Inc. v. Steve Odland, Neil R. Austrian, David W. Bernauer, Abelardo E. Bru, Marsha J. Evans, David I. Fuente, Brenda J. Gaines, Myra M. Hart, Kathleen Mason, Michael J. Myers, and Office Depot, Inc. filed on November 8, 2007.

On March 21, 2008, the court in the Southern District of Florida entered an Order consolidating the class action lawsuits and an Order consolidating the derivative actions. Lead plaintiff in the consolidated class actions, the New Mexico Educational Retirement Board, filed its Consolidated Amended Complaint on July 2, 2008. On September 2, 2008, Office Depot filed a motion to dismiss the Consolidated Amended Complaint on the basis that it fails to state a claim, which remains pending. We are still awaiting an amended complaint in the derivative action. We plan to vigorously defend both the consolidated class action and the consolidated derivative action, which are in their early stages.
As part of a normal process of doing business with federal, local and state governmental agencies, we are subject to audits and reviews of our governmental contracts. Many of these audits and reviews are resolved without incident, however we have had several highly publicized inquiries by certain state agencies into contract pricing, and additional state inquiries may follow. We currently do not anticipate that this will have a material effect on our business. We are currently cooperating with the Florida and Missouri Attorneys General with respect to civil investigations regarding our pricing practices that relate primarily to government customers. We first became aware of the Florida matter in the second quarter of 2008 and the Missouri matter in the first quarter of 2009. We are also cooperating with the U.S. Department of Defense (“DOD”), the Department of Education and the General Services Administration (“GSA”) with respect to their joint investigations that are being conducted in coordination with the Department of Justice regarding our pricing practices that relate to sales to certain federal agencies. We first became aware of the GSA matter on December 29, 2008, the DOD matter on January 20, 2009 and the Department of Education matter on February 19, 2009. No claim for relief has been made in any of these matters and management cannot predict their ultimate outcome.
NOTE H — EMPLOYEE BENEFIT PLANS
Long-Term Incentive Plan
During 2007, the company’s board of directors adopted a new equity incentive plan which obtained shareholder approval on April 25, 2007. This plan is known as the Office Depot, Inc. 2007 Long-Term Incentive Plan (the “Plan”) and replaces the Long-Term Equity Incentive Plan which expired in October 2007. We believe the Plan aligns the interests of its officers, directors and key employees with the interests of its shareholders. The Plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based, and other equity-based incentive awards. Stock options must be issued at the market price on the date of the grant unless an employee owns 10% or more of Office Depot’s outstanding common stock, in which case the option price must be at least 110% of the market price on the date of grant. Options granted under the Plan become exercisable from one to five years after the date of grant, provided that the individual is continuously employed with the company. All options granted expire no more than ten years following the date of grant.
Long-Term Incentive Stock Plan
A summary of the activity in our stock option plans for the last three years is presented below.

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	13,594,302	$23.86	12,384,083	$20.14	16,806,110	$17.20
Granted	3,185,511	10.56	3,522,720	32.52	1,970,274	33.73
Canceled	(2,190,928)	21.48	(434,863)	25.12	(540,238)	18.94
Exercised	(109,744)	10.36	(1,877,638)	16.11	(5,852,063)	16.45

Outstanding at end of year	14,479,141	$22.78	13,594,302	$23.86	12,384,083	$20.14

The weighted-average grant date fair values of options granted during 2008, 2007, and 2006 were $4.64, $10.05, and $11.49, respectively, using the following weighted average assumptions for grants:
•	Risk-free interest rates of 2.7% for 2008, 4.5% for 2007, and 4.6% for 2006

•	Expected lives of 4.4 years for 2008, 4.7 years for 2007, and 5.0 years for 2006

•	A dividend yield of zero for all three years

•	Expected volatility ranging from 43% to 65% for 2008, 25% to 43% for 2007, 27% to 31% for 2006

The following table summarizes information about options outstanding at December 27, 2008.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted Average	Weighted
		Remaining	Average		Remaining	Average
Range of	Number	Contractual Life	Exercise	Number	Contractual Life	Exercise
Exercise Prices	Outstanding	(in years)	Price	Exercisable	(in years)	Price

$4.43- $6.64	52,686	5.75	$6.70	8,568	1.52	$6.19
6.65- 9.97	870,272	4.45	9.04	414,312	2.01	8.64
9.98- 14.96	3,406,478	4.94	12.41	1,224,130	2.69	11.39
14.97- 22.45	4,007,264	3.43	20.20	3,899,181	3.36	17.87
22.46- 45.00	6,142,441	4.81	32.30	3,380,672	4.64	29.60

$4.43- $45.00	14,479,141	4.44	$22.78	8,926,863	3.69	$20.99

The intrinsic value of options exercised in 2008, 2007 and 2006, was $0.3 million, $33.7 million, and $132.8 million, respectively.
As of December 27, 2008, there was approximately $27 million of total stock-based compensation expense that has not yet been recognized relating to non-vested awards granted under our option plans. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of approximately 2.0 years. Of the 5.5 million unvested shares, we estimate that 5.2 million, or 95%, will vest. The stock price at the end of 2008 is below the option price for all shares. The number of exercisable shares was 8.9 million shares of common stock at December 27, 2008, 7.9 million shares of common stock at December 29, 2007, and 7.1 million shares of common stock at December 30, 2006.
Restricted Stock and Performance-Based Grants
Our employee share-based awards are generally issued in the first quarter of the year. In 2008, we granted approximately 2.7 million shares of time-based restricted stock to our employees. These grants typically vest annually over a three-year service period. The weighted average fair value of $11.24 for these awards was based on the grant date market price. As of December 27, 2008, none of the shares granted in 2008 had vested. In 2007, we granted to employees approximately 0.7 million shares of time-based restricted stock with annual vesting over a three-year service period valued at the grant date market price of $32.46 per share. A summary of the status of the company’s nonvested shares as of December 27, 2008, and changes during the year ended December 27, 2008 is presented below.

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Price	Shares	Price	Shares	Price
Nonvested at beginning of year	850,115	$30.67	1,675,130	$19.82	2,996,611	$19.01
Granted	2,651,737	11.24	670,013	32.46	324,117	33.13
Vested	(543,068)	24.22	(1,367,070)	18.31	(1,443,874)	18.29
Forfeited	(295,568)	17.81	(127,958)	30.06	(201,724)	20.22

Nonvested at end of year	2,663,216	$14.06	850,115	$30.67	1,675,130	$19.82

As of December 27, 2008, there was approximately $23 million of total unrecognized compensation cost related to nonvested restricted stock. That cost, net of forfeitures, is expected to be recognized over a weighted-average period of 1.9 years. We estimate that 5% of these shares will be forfeited. The total grant date fair value of shares vested during 2008 was approximately $13 million.
Employee Stock Purchase Plan
Prior to the end of 2008, the company maintained an Employee Stock Purchase Plan, which was approved by Office Depot’s stockholders. The Plan permitted eligible employees to purchase our common stock at 85% of its fair market value. For the years presented, compensation expense has been recognized for the difference between employee cost and fair value. Share needs associated with this plan were satisfied through open market purchases. This plan was terminated, effective December 31, 2008.

Retirement Savings Plans
Eligible company employees may participate in the Office Depot, Inc. Retirement Savings Plan (401(k) Plan), which was approved by the board of directors. This plan allows those employees to contribute a percentage of their salary, commissions and bonuses, up to the higher of $15,500 in 2008 or 50% of their eligible compensation, in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Prior to the end of 2008, employer matching contributions were equivalent to 50% of the first 6% of an employee’s contributions, subject to the limits of the plan. Those contributions were invested in the same manner as the participants’ pre-tax contributions. The plan also allows for a discretionary matching contribution in addition to the normal match if approved by the board of directors. The compensation and benefits committee of the board of directors amended the plan to eliminate the predetermined matching contributions effective with the first payroll period of 2009, no further predetermined matching contributions will be made to the plan.
Office Depot also sponsors the Office Depot, Inc. Non-Qualified Deferred Compensation Plan that permits eligible highly compensated employees, who are limited in the amount they can contribute to the 401(k) Plan, to alternatively defer a portion of their salary, commissions and bonuses up to maximums and under restrictive conditions specified in this plan and to participate in company matching provisions. The matching contributions to the deferred compensation plan were allocated to hypothetical investment alternatives selected by the participants. The compensation and benefits committee of the board of directors amended the plan to eliminate the predetermined matching contributions effective with the first payroll period beginning in 2009. Prior to the end of 2008, all deferred compensation plan participants were given the opportunity to take advantage of the transition election rules provided under the final 409A regulations of the Internal Revenue Code to modify distribution elections previously elected for plans years 2005 through 2008.
During 2008, 2007, and 2006, $12.6 million, $12.0 million, $14.1 million, respectively, was recorded as compensation expense for company contributions to these programs and certain international retirement savings plans.
Pension Plan
The company has a defined benefit pension plan covering a limited number of employees in Europe. During 2008, curtailment of that plan of was approved by the trustees and future service benefits ceased for the remaining employees, resulting an a curtailment gain of $11.4 million. Also during 2008, in accordance with Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans, the company modified the valuation date of plan obligations and assets from the end of October to the end of December. The impact of this change was an immaterial increase in expense and the company recognized that charge in operations rather than adjust retained earnings, as provided for in the Standard. The following table provides a reconciliation of changes in the projected benefit obligation, the fair value of plan assets and the funded status of the plan to amounts recognized on our balance sheets:

(Dollars in thousands)	December 27, 2008	December 29, 2007

Changes in projected benefit obligation:
Obligation at beginning of period	$230,408	$231,180
Service cost	1,708	4,477
Interest cost	13,434	11,650
Member contributions	435	1,636
Benefits paid	(6,998)	(7,048)
Actuarial gain	(14,732)	(21,390)
Curtailment gain	(11,437)	—
Currency translation	(57,978)	9,903

Obligation at valuation date	154,840	230,408

Changes in plan assets:
Fair value at beginning of period	162,032	140,250
Actual return on plan assets	(38,595)	18,083
Company contributions	7,214	3,133
Member contributions	435	1,636
Benefits paid	(6,998)	(7,048)
Currency translation	(35,634)	5,978

Plan assets at valuation date	88,454	162,032

Benefit obligation in excess of plan assets	(66,386)	(68,376)
Post-valuation contributions	—	525
Currency translation	—	(13)

Net amount recognized at end of period	$(66,386)	$(67,864)

The net unfunded amount is classified as a non-current liability in the caption deferred taxes and other long-term liabilities on the Consolidated Balance Sheets. At December 27, 2008, the deferred loss included in accumulated other comprehensive income was $11.9 million before tax and $7.0 million on an after-tax basis (measured at year end exchange rates). The $11.9 million deferral is not expected to be amortized into income during 2009. At December 29, 2007, the deferred gain included in accumulated other comprehensive income was $22.4 million before tax and $17.1 million on an after-tax basis. The 2008 change in deferred amounts reflects asset returns below the expected amount, partially offset by an actuarial gain and net of changes in foreign exchange and tax impacts. The pre-tax and after-tax deferred gains at December 30, 2006 were $8.4 million and $6.1 million, respectively. The plan’s accumulated benefit obligations were approximately $154.8 million and $216.4 million at the 2008 and 2007 valuation dates, respectively.
The components of net periodic expense are presented below:

(Dollars in thousands)	2008	2007	2006

Service cost	$1,708	$4,477	$5,963
Interest cost	13,434	11,650	10,644
Expected return on plan assets	(11,629)	(8,953)	(7,297)
Amortized loss	—	—	325
Curtailment and settlement	(11,437)	—	(4,993)

Net periodic pension (credit) cost	$(7,924)	$7,174	$4,642

Assumptions used in calculating the funded status included:

	2008	2007	2006

Long-term rate of return on plan assets	6.62%	6.87%	6.06%
Discount rate	5.50%	5.40%	4.85%
Salary increases	—	4.40%	4.00%
Inflation	3.10%	3.40%	3.00%
The plan’s investment policies and strategies are to ensure assets are available to meet the obligations to the beneficiaries and to adjust plan contributions accordingly. To achieve the objectives, an investment benchmark and target returns have been established with the goal of consistently outperforming the target index by 1%. Close attention is paid to the risks which could arise through a mismatch between the plan’s assets and its liabilities and the risks which arise form lack of diversification of investments.
The long-term rate of return on assets assumption has been derived based on long-term UK government fixed income yields, having regard to the proportion of assets in each asset class. The funds invested in equities have been assumed to return 4.0% above the return on UK government securities of appropriate duration. Allowance is made for expenses of 0.5% of assets. At December 27, 2008, the long-term UK government securities yield was 3.82%.
The allocation of assets is as follows:

	Percentage of Plan		Target
	Assets		Allocation
	2008	2007
Equity securities	76%	87%	60% - 95%
Debt securities	16%	7%	0% - 20%
Real estate	1%	1%	0% - 20%
Other	7%	5%	0% - 10%

Total	100%	100%

Anticipated benefit payments, at December 27, 2008 exchange rates, are as follows:

(Dollars in thousands)

2009	$2,340
2010	3,215
2011	3,501
2012	3,985
2013	4,478
Next five years	22,391

Employer contributions for 2009 are expected to be approximately $5 million (at current exchange rates) and include amounts agreed upon with the local regulator to lower the unfunded position. The company will review the funding status with the regulator during 2010 and the incremental funding provisions may change in future periods.
The pension plan was part of an entity acquired in 2003. The purchase and sale agreement included a provision whereby the seller is required to pay to the company an amount of unfunded benefit obligation as measured based on certain 2008 data. The company is in the process of developing that data and resolving this uncertainty with the seller. We currently cannot predict the outcome of this matter. The after-tax effect of the payment from the seller, if any, will be recognized as a credit to income when all associated uncertainties are resolved.
In addition to the net periodic pension cost above, one foreign entity purchased approximately $3 million of nonparticipating annuity contracts and anticipates purchasing approximately $3 million in 2009.
NOTE I — CAPITAL STOCK
Preferred Stock
As of December 27, 2008, there were 1,000,000 shares of $0.01 par value preferred stock authorized of which none were issued or outstanding.
Treasury Stock
The Office Depot board of directors has authorized a series of common stock repurchase plans, the latest of which is a $500 million authorization in 2007. Under these approved plans we purchased approximately 5.7 million shares at a cost of $199.6 million in 2007 and 26.4 million shares at a cost of $970.6 million in 2006. We did not purchase any shares of our common stock during 2008, and as of December 27, 2008 the entire $500 million remains available for repurchase under the current authorization.
During the second quarter of 2008, we retired approximately 150 million shares of treasury stock. This was a non-cash transaction, and the reduction in the treasury stock account was offset by changes in other equity accounts. The par value of the retired shares was charged against common stock, and the excess of purchase price over par value was allocated between additional paid-in capital and retained earnings using a pro rata method. The impact of this transaction on the Consolidated Balance Sheet was to reduce common stock, additional paid-in capital, retained earnings and treasury stock by approximately $1.5 million, $626.9 million, $2,298.6 million and $2,927.0 million, respectively.
NOTE J — EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of shares outstanding during each period. Diluted earnings per share reflects the impact of assumed exercise of dilutive stock options and vesting of restricted stock.
The following table represents the calculation of net earnings (loss) per common share — basic and diluted:

(In thousands, except per share amounts)	2008	2007	2006

Numerator:
Net earnings (loss)	$(1,478,938)	$395,615	$503,471

Denominator:
Weighted average shares outstanding:
Basic	272,776	272,899	281,618
Effect of dilutive stock options and restricted stock	289	3,041	6,104

Diluted	273,065	275,940	287,722

Net earnings (loss) per share:
Basic	$(5.42)	$1.45	$1.79
Diluted	(5.42)	1.43	1.75

Awards of options and nonvested shares representing an additional 15.4 million, 4.3 million and 0.1 million shares of common stock were outstanding for the years ended December 27, 2008, December 29, 2007 and December 30, 2006, respectively, but were not included in the computation of diluted earnings per share because their effect would have been antidilutive. The diluted share amount for 2008 is provided for informational purposes, as the net loss for the period causes basic earnings per share to be the most dilutive.
NOTE K — SUPPLEMENTAL INFORMATION ON OPERATING, INVESTING AND FINANCING ACTIVITIES
Additional supplemental information related to the Consolidated Statements of Cash Flows is as follows:

(Dollars in thousands)	2008	2007	2006

Cash paid for:
Interest	$55,208	$53,948	$37,158
Taxes	18,848	126,182	208,606

Non-cash asset additions under capital leases	197,912	18,435	26,542
Non-cash capital expenditure accruals	—	13,679	25,157
Additional paid-in capital related to tax benefit on stock options exercised	89	18,266	43,355
NOTE L — SEGMENT INFORMATION
Office Depot operates in three segments: North American Retail Division, North American Business Solutions Division, and International Division. Each of these segments is managed separately primarily because it serves a different customer group. The accounting policies for each segment are the same as those described in the summary of significant accounting policies (see Note A). Our measure of Division operating profit is based on the measure of performance reported internally to manage the business and for resource allocation. This measure allocates to the respective Divisions those general and administrative expense considered directly or closely related to their operations. Remaining G&A expenses and Charges that are managed at the corporate level are not allocated to the Divisions for measurement of Division operating profit. Other companies may charge more or less of these items to their segments and our results may not be comparable to similarly titled measures used by other entities. See Note B for discussion of Charges.
The following is a summary of our significant accounts and balances by segment, reconciled to our consolidated totals.

			North
		North	American
		American	Business
		Retail	Solutions	International	Eliminations	Consolidated
(Dollars in thousands)		Division	Division	Division	and Other*	Total

Sales	2008	$6,112,335	$4,142,146	$4,241,063	$—	$14,495,544
	2007	6,813,575	4,518,356	4,195,606	—	15,527,537
	2006	6,789,386	4,576,803	3,644,592	—	15,010,781

Division operating profit (loss)	2008	$(29,221)	$119,766	$157,232	$—	$247,777
	2007	354,547	220,137	231,056	(73)	805,667
	2006	454,308	367,037	249,164	(512)	1,069,997

Capital expenditures	2008	$103,973	$9,215	$77,859	$139,028	$330,075
	2007	197,284	18,494	129,928	114,865	460,571
	2006	187,232	15,353	39,363	101,467	343,415

Depreciation and amortization	2008	$126,212	$19,745	$30,744	$77,398	$254,099
	2007	133,012	27,135	45,291	75,945	281,383
	2006	127,261	29,334	43,912	78,498	279,005

Charges for losses on	2008	$80,354	$36,471	$23,233	$—	$140,058
receivables and inventories	2007	66,036	33,375	10,387	—	109,798
	2006	46,399	27,703	11,508	—	85,610

Net earnings from equity method	2008	$—	$—	$37,113	$—	$37,113
investments	2007	—	—	34,825	—	34,825
	2006	—	—	27,125	—	27,125

Assets	2008	$1,866,460	$799,820	$1,780,863	$821,083	$5,268,226
	2007	2,377,008	1,335,434	3,002,128	541,970	7,256,540

*	Amounts included in “Eliminations and Other” consist of inter-segment sales, which are generally recorded at the cost to the selling entity, and assets (including all cash and equivalents) and depreciation related to corporate activities.

A reconciliation of the measure of Division operating profit to consolidated earnings from continuing operations before income taxes follows.

(Dollars in thousands)	2008	2007	2006

Division operating profit	$247,777	$805,667	$1,069,997
(Add)/subtract:
Charges (see Note B)	1,468,684	39,982	63,297
General and administrative expenses — corporate	324,134	282,084	293,513
Interest expense, net	58,273	53,640	31,002
Loss on extinguishment of debt	—	—	5,715
Miscellaneous income, net	(25,731)	(28,672)	(30,565)

Earnings (loss) before income taxes	$(1,577,583)	$458,633	$707,035

As of December 27, 2008, we sold to customers in 48 countries throughout North America, Europe, Asia and Latin America either through wholly-owned entities, majority-owned entities or other ventures covering 38 countries, and through alliances in an additional ten countries. There is no single country outside of the United States in which we generate 10% or more of our total revenues. Geographic financial information relating to our business is as follows (in thousands).

	Sales			Property and Equipment
	2008	2007	2006	2008	2007
United States	$10,083,984	$11,165,664	$11,234,053	$1,216,991	$1,174,585
International	4,411,560	4,361,873	3,776,728	340,310	414,373

Total	$14,495,544	$15,527,537	$15,010,781	$1,557,301	$1,588,958

NOTE M — ACQUISITIONS
During 2008, we acquired a majority ownership position in businesses in India and Sweden, both of which are reflected in our International Division. The company has the right to acquire or may be required to purchase some or all of the minority interest shares of these businesses at various points over the next few years. Also during 2008, we acquired under previously existing put options all remaining minority interest shares of our joint ventures in Israel and China.
During 2007, we acquired Axidata, Inc., a Canada-based office products delivery company, which is included in our North American Business Solutions Division.
During 2006, we acquired all or a majority ownership position in four companies and increased our investment to majority ownership in another company. Certain arrangements from our 2006 acquisitions will require a minimum cash payment of approximately $11 million in 2010; the related obligation is included in the Consolidated Balance Sheets.
The transactions for 2008, 2007 and 2006 have been included in our consolidated results since the dates of acquisition. The size of these acquisitions is not material to periods presented.
NOTE N — INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
Since 1994, we have participated in a joint venture in Mexico, Office Depot de Mexico. Because we participate equally in this business with a partner, we account for this investment using the equity method. Our proportionate share of Office Depot de Mexico’s net income or loss is presented in miscellaneous income, net in the Consolidated Statements of Operations. Our investment balance at year end 2008 and 2007 of $147.1 million and $153.6 million, respectively, is included in other assets in the Consolidated Balance Sheets.

The following tables provide summarized unaudited information from the balance sheet and statement of earnings for Office Depot de Mexico:

(Dollars in thousands)	2008	2007	2006

Statement of earnings:
Sales	$952,566	$850,824	$715,679
Gross profit	278,764	245,295	202,274
Net income	74,226	69,651	54,250

(Dollars in thousands)	December 31, 2008	December 31, 2007

Balance Sheet:
Current assets	$207,661	$202,188
Non-current assets	241,726	250,561
Current liabilities	155,017	169,592
Non-current liabilities	—	—
NOTE O — QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)

Fiscal Year Ended December 27, 2008
Net sales	$3,962,017	$3,605,073	$3,657,857	$3,270,597
Gross profit	1,168,680	983,516	1,024,441	829,122
Net earnings (loss)	68,773	(2,002)	(6,698)	(1,539,011)

Net earnings (loss) per share*:
Basic	$0.25	$(0.01)	$(0.02)	$(5.64)
Diluted	0.25	(0.01)	(0.02)	(5.64)

*	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

(1)	Net earnings for the quarter includes pretax Charges of approximately $1,437.1 million (aggregate of $1,468.9 million through the four quarters of 2008). For additional information on the Charges, see Note B.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)

Fiscal Year Ended December 29, 2007
Net sales	$4,093,600	$3,631,599	$3,935,411	$3,866,927
Gross profit	1,269,108	1,096,119	1,115,135	1,022,536
Net earnings	153,771	105,582	117,488	18,774
Net earnings per share*:
Basic	$0.56	$0.39	$0.43	$0.07
Diluted	0.55	0.38	0.43	0.07

*	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

(1)	Net earnings for the quarter includes pretax Charges of approximately $15 million (aggregate of $40 million through the four quarters of 2007). Additionally, in the fourth quarter, it became apparent that we were not going to reach the anticipated full year inventory purchase levels and we reduced our vendor program recognition accordingly. The impact of this change in estimate primarily attributable to modifications of previously-anticipated purchase volume tiers was to reduce fourth quarter pretax results by approximately $30 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Office Depot, Inc.:
We have audited the consolidated financial statements of Office Depot, Inc. and subsidiaries (the “Company”) as of December 27, 2008 and December 29, 2007, and for each of the three years in the period ended December 27, 2008, and the Company’s internal control over financial reporting as of December 27, 2008, and have issued our reports thereon dated February 23, 2009; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15(a)2. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Boca Raton, Florida
February 23, 2009

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II — Valuation and Qualifying Accounts and Reserves	74

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

SCHEDULE II
OFFICE DEPOT, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C	Column D	Column E
			Deductions—
			Write-offs,
	Balance at	Additions—	Payments and
	Beginning	Charged to	Other	Balance at End of
Description	of Period	Expense	Adjustments	Period
Allowance for doubtful accounts:

2008	$46,316	33,736	34,062	45,990

2007	$32,581	32,163	18,428	46,316

2006	$40,122	16,720	24,261	32,581

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3.1	Restated Certificate of Incorporation	(1)

3.2	Bylaws, as amended	(17)

4.1	Form of Certificate representing shares of Common Stock	(2)

4.2	Indenture, dated as of August 11, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, between Office Depot, Inc. and SunTrust Bank	(3)

4.3	Supplemental Indenture No. 1, dated as of August 11, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, between Office Depot, Inc. and SunTrust Bank	(4)

4.4	Supplemental Indenture No. 2, dated as of October 9, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, between Office Depot, Inc. and SunTrust Bank	(4)

10.01	Lease Agreement dated November 10, 2006 between Office Depot, Inc. and Boca 54 North LLC.

10.02	First Amendment to Lease dated July 3, 2007 between Office Depot, Inc. and Boca 54 North LLC.

10.03	Offer Letter dated August 22, 2008, for the Employment of Michael Newman as the Chief Financial Officer of Office Depot, Inc.*

10.04	Office Depot, Inc. 2007 Long-Term Incentive Plan*	(5)

10.05	Form of Indemnification Agreement, dated as of September 4, 1996, by and between Office Depot, Inc. and each of David I. Fuente, W. Scott Hedrick, Michael J. Myers	(6)

10.06	Severance Agreement, including Release and Non-Competition Agreement, dated September 19, 2000 by and between Office Depot, Inc. and David I. Fuente (schedules and exhibits omitted)*	(7)

10.07	Lifetime Consulting and Non-Competition Agreement dated as of March 1, 2002 by and between Office Depot, Inc. and Irwin Helford*	(8)

10.08	Equity Award Agreement dated as of March 2, 2007, by and between Office Depot, Inc. and Steve Odland*	(19)

10.09	Employment Agreement dated as of March 11, 2005, by and between Office Depot, Inc. and Steve Odland*	(15)

10.10	Employment Offer Letter dated August 25, 2005, by and between Office Depot, Inc. and Patricia A. McKay*	(16)

10.11	Amendment to Executive Employment Agreement dated as of July 26, 2005 by and between Office Depot, Inc. and Charles E. Brown*	(10)

10.12	Executive Employment Agreement dated as of October 8, 2001, by and between Office Depot, Inc. and Charles E. Brown*	(8)

10.13	Change of Control Agreement, dated as of May 28, 1998, by and between Office Depot, Inc. and Charles E. Brown*	(10)

10.14	Second Amendment to Executive Employment Agreement, dated January 23, 2006, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(14)

10.15	First Amendment to Executive Employment Agreement, dated March 7, 2005, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(11)

10.16	Executive Employment Agreement dated as of March 1, 2004, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(11)

10.17	Change of Control Agreement, dated as of March 1, 2004, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(11)

10.18	Letter Agreement dated as of March 1, 2004, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(11)

10.19	Separation Agreement dated as of February 20, 2008 between Office Depot, Inc. and Patricia A. McKay	(9)

10.20	Five Year Credit Agreement dated as of September 26, 2008 by and among Office Depot, Inc. and JPMorgan Chase Bank, N.A. as administrative agent, Bank of America, N.A. as syndication agent and Citibank, N.A. Wachovia Bank, N.A. and General Electric Capital Corporation.	(18)

10.21	Change of Control Agreement, dated as of September 17, 2008, by and between Office Depot, Inc. and Michael Newman*	(23)

10.22	Amendment to Executive Employment Agreement dated as of February 25, 2008, by and between Office Depot, Inc. and Steve Odland*	(9)

10.23	Amendment to Change of Control Agreement dated as of February 25, 2008, by and between Office Depot, Inc. and Charles E. Brown*	(9)

10.24	Amendment to Change of Control Agreement dated as of February 25, 2008, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(9)

10.25	Letter Agreement between Citibank, N.A. and Office Depot, Inc. dated December 28, 2008	(21)

Exhibit
Number	Exhibit
10.26	Agency Agreement between Gordon Brothers Retail Partners, LLC and Office Depot, Inc. dated December 9, 2008	(22)

10.27	Amended and Restated Merchant Services Agreement dated as of February 1, 2004 between Office Depot, Inc. and Citibank, N.A.	(21)

10.28	Sixth Amendment to Amended and Restated Merchant Services Agreement dated February 6, 2009 between Office Depot, Inc. and Citibank, N.A.	(25)

10.29	First Standstill Letter dated December 28, 2008 between Office Depot, Inc. and Citibank, N.A.	(21)

10.30	Second Standstill Letter dated December 30, 2008 between Office Depot, Inc. and Citibank, N.A.	(21)

10.31	Letter of Credit dated December 30, 2008 from JPMorgan Chase Bank, N.A. in favor of Citibank, N.A.	(21)

10.32	2008 Office Depot, Inc. Bonus Plan for Executive Management Employees*	(24)

17	Letter of Resignation regarding Mr. Abelardo E. Bru’s resignation from as the Board of Directors	(20)

21	List of Office Depot, Inc.’s Significant Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the respective annex to the Proxy Statement for Office Depot, Inc.’s 1995 Annual Meeting of Stockholders, filed with the SEC on May 18, 1995.

(2)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Registration Statement No. 33-39473 on Form S-4 filed with the SEC on March 15, 1991.

(3)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Registration Statement No. 333-108602 on Form S-4 filed with the SEC on September 8, 2003.

(4)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on October 27, 2003.

(5)	Incorporated by reference from the Proxy Statement for Office Depot, Inc.’s 2007 Annual Meeting of Shareholders filed with the SEC on April 25, 2007.

(6)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 28, 1996.

(7)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on October 31, 2000.

(8)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 29, 2001 filed with the SEC on March 19, 2002.

(9)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on April 29, 2008.

(10)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on August 1, 2005.

(11)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 25, 2004 filed with the SEC on March 10, 2005.

(12)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on September 14, 2005.

(13)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on July 22, 2004.

(14)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on January 24, 2006.

(15)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on March 16, 2005.

(16)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on August 30, 2005.

(17)	Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 30, 2006 filed with the SEC on February 14, 2007, and Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on December 21, 2007.

(18)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on September 26, 2008.

(19)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on March 5, 2007.

(20)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on December 31, 2008.

(21)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

(22)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on December 10, 2008.

(23)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on October 29, 2008.

(24)	Incorporated by reference from the Proxy Statement for Office Depot, Inc.’s 2008 Annual Meeting of Shareholders filed with the SEC on March 14, 2008.

(25)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on February 11, 2009.
Upon request, we will furnish a copy of any exhibit to this report upon the payment of reasonable copying and mailing expenses.