Form 10-Q
period 2009-03-28
OFFICE DEPOT INC
filed 2009-04-28
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 28, 2009
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from                           to
Commission file number 1-10948
Office Depot, Inc.
(Exact name of registrant as specified in its charter)

Delaware	59-2663954
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6600 North Military Trail; Boca Raton, Florida	33496
(Address of principal executive offices)	(Zip Code)
(561) 438-4800
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) . Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At March 28, 2009 there were 274,701,893 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	As of	As of	As of
	March 28,	December 27,	March 29,
	2009	2008	2008
Assets
Current assets:
Cash and cash equivalents	$175,957	$155,745	$181,524
Receivables, net	1,174,176	1,255,735	1,573,663
Inventories	1,128,061	1,331,593	1,644,090
Deferred income taxes	212,744	196,192	110,903
Prepaid expenses and other current assets	182,825	183,122	155,942

Total current assets	2,873,763	3,122,387	3,666,122
Property and equipment, net	1,416,996	1,557,301	1,669,078
Goodwill	19,431	19,431	1,329,554
Other intangible assets	27,195	28,311	110,395
Other assets	514,110	540,796	577,903

Total assets	$4,851,495	$5,268,226	$7,353,052

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,098,977	$1,251,808	$1,540,042
Accrued expenses and other current liabilities	1,099,310	1,173,201	1,213,248
Income taxes payable	8,631	8,803	10,283
Short-term borrowings and current maturities of long-term debt	54,687	191,932	125,597

Total current liabilities	2,261,605	2,625,744	2,889,170
Deferred income taxes and other long-term liabilities	646,211	585,861	572,577
Long-term debt, net of current maturities	674,888	688,788	623,246

Total liabilities	3,582,704	3,900,393	4,084,993

Commitments and contingencies

Stockholders’ equity:
Office Depot, Inc. stockholders’ equity:
Common stock — authorized 800,000,000 shares of $.01 par value; issued and outstanding shares — 280,628,656 in 2009, 280,800,135 in December 2008 and 428,993,252 in March 2008	2,806	2,808	4,290
Additional paid-in capital	1,197,372	1,194,622	1,795,905
Accumulated other comprehensive income	170,719	217,197	584,225
Retained earnings (accumulated deficit)	(48,469)	6,270	3,852,578
Treasury stock, at cost — 5,926,763 shares in 2009, 5,938,059 shares in December 2008 and 155,889,488 shares in March 2008	(57,812)	(57,947)	(2,985,217)

Total Office Depot, Inc. stockholders’ equity	1,264,616	1,362,950	3,251,781
Noncontrolling interest	4,175	4,883	16,278

Total stockholders’ equity	1,268,791	1,367,833	3,268,059

Total liabilities and stockholders’ equity	$4,851,495	$5,268,226	$7,353,052

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 24, 2009 (the “2008 Form 10-K”).

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	13 Weeks Ended
	March 28,	March 29,
	2009	2008

Sales	$3,225,264	$3,962,017
Cost of goods sold and occupancy costs	2,315,002	2,793,337

Gross profit	910,262	1,168,680

Store and warehouse operating and selling expenses	794,320	866,806
General and administrative expenses	176,399	198,550
Amortization of deferred gain on building sale	—	(1,873)

Operating profit (loss)	(60,457)	105,197

Other income (expense):
Interest income	1,194	905
Interest expense	(17,918)	(14,820)
Miscellaneous income (expense), net	(3,559)	8,301

Earnings (loss) before income taxes	(80,740)	99,583

Income tax expense (benefit)	(25,408)	30,950

Net earnings (loss)	(55,332)	68,633

Less: Net earnings (loss) attributable to the noncontrolling interest	(593)	(140)

Net earnings (loss) attributable to Office Depot, Inc.	$(54,739)	$68,773

Net earnings (loss) attributable to Office Depot, Inc. per common share:
Basic	$(0.20)	$0.25
Diluted	(0.20)	0.25

Weighted average number of common shares outstanding:
Basic	273,179	272,394
Diluted	273,179	272,840
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2008 Form 10-K.

OFFICE DEPOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	13 Weeks Ended
	March 28,	March 29,
	2009	2008
Cash flows from operating activities:
Net earnings (loss) attributable to Office Depot, Inc.	$(54,739)	$68,773
Adjustments to reconcile net earnings (loss) attributable to Office Depot, Inc. to net cash provided by operating activities:
Depreciation and amortization	53,662	63,567
Charges for losses on inventories and receivables	23,671	27,569
Changes in working capital and other	75,158	(32,780)

Net cash provided by operating activities	97,752	127,129

Cash flows from investing activities:
Capital expenditures	(30,860)	(105,853)
Acquisition related payments	—	(270)
Release of restricted cash	—	18,100
Purchase of assets subsequently sold	—	(25,668)
Proceeds from assets sold	98,209	33,756

Net cash provided by (used in) investing activities	67,349	(79,935)

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	18	54
Treasury stock additions from employee related plans	—	(880)
Net payments on borrowings	(140,008)	(90,764)

Net cash used in financing activities	(139,990)	(91,590)

Effect of exchange rate changes on cash and cash equivalents	(4,899)	2,966

Net increase (decrease) in cash and cash equivalents	20,212	(41,430)
Cash and cash equivalents at beginning of period	155,745	222,954

Cash and cash equivalents at end of period	$175,957	$181,524

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2008 Form 10-K.

OFFICE DEPOT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Basis of Presentation
Office Depot, Inc., including consolidated subsidiaries, is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The Condensed Consolidated Balance Sheet at December 27, 2008 has been derived from audited financial statements at that date. The condensed consolidated interim financial statements as of March 28, 2009 and March 29, 2008, and for the 13-week periods ended March 28, 2009 (also referred to as “the first quarter of 2009”) and March 29, 2008 (also referred to as “the first quarter of 2008”) are unaudited. However, in our opinion, these financial statements reflect adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. In addition to the normal, recurring items recorded for interim financial statement presentation, we recognized expenses associated with exit and other activities because the related accounting criteria were met during the period. We have included the balance sheet from March 29, 2008 to assist in analyzing our company.
These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Office Depot, Inc. and its condensed consolidated financial statements, we recommend reading these condensed interim financial statements in conjunction with the audited financial statements for the year ended December 27, 2008, which are included in our 2008 Annual Report on Form 10-K (the “2008 Form 10-K”), filed with the U. S. Securities and Exchange Commission (“SEC”).
Effective at the beginning of the first quarter of 2009, we adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements [Accounting Standards Codification (“ASC”) 810-10-45]. As required by this Standard, the presentation of noncontrolling interests, previously referred to as minority interest, has been changed on the Condensed Consolidated Balance Sheets to be reflected as a component of total stockholders’ equity and on the Condensed Consolidated Statements of Operations to be a specific allocation of net earnings (loss). Note B also allocates comprehensive income between Office Depot and noncontrolling interest. Amounts reported or included in prior periods have not changed but have been reclassified to conform with the current period presentation. Earnings per share continue to be based on earnings attributable to Office Depot, Inc.
Cash Management: Our cash management process generally utilizes zero balance accounts which provide for the reimbursement of the related disbursement accounts on a daily basis. Accounts payable as of March 28, 2009, December 27, 2008 and March 29, 2008 included $66 million, $71 million and $122 million, respectively, of disbursements not yet presented for payment drawn in excess of our book deposit balances where offset provisions exist. We borrow to meet working capital and other needs throughout any given quarter, which may result in higher levels of borrowings and invested cash within the period. At the end of the quarter, excess cash may be used to minimize borrowings outstanding at the balance sheet date.
Note B — Asset Impairments, Exit Costs and Other Charges
During the fourth quarter of 2008, we performed an internal review of assets and processes with the goal of positioning the company to respond to the continued degradation in the global economy and to position the company for its eventual improvement. The results of that internal review led to decisions to close stores, close certain distribution facilities, exit certain businesses and write off certain assets that were not seen as providing sufficient future benefit. Expenses associated with future activities will be recognized as the individual plans are implemented and the related accounting recognition criteria are met. It is currently expected that these plans will be completed by the end of 2009. As with any estimate, the amounts may change when expenses are incurred. We manage the related costs and programs associated with these activities (collectively, the “Charges”) at a corporate level, and accordingly, these amounts are not included in determining Division operating profit.

The following table summarizes the Charges recognized in the first quarter of 2009 by type of activity as well as changes in the related accrual balances.

				Non-cash
				settlements
	Balance at			and lease	Currency	Balance at
	December 27,	Charges	Cash	accrual	and other	March 28,
(In millions)	2008	incurred	payments	reclassification	adjustments	2009

Cost of goods sold	$—	$10	$—	$(10)	$—	$—
One-time termination benefits	14	11	(13)	—	—	12
Lease and contract obligations	33	88	(13)	31	—	139
Asset impairments and accelerated depreciation	—	9	—	(9)	—	—
Other associated costs	—	2	(2)	—	—	—

Total	$47	$120	$(28)	$12	$—	$151

During the first quarter of 2009, we recognized approximately $120 million of Charges associated with these activities as the previously-identified plans were implemented and the related accounting recognition criteria were met. Approximately $96 million is included in store and warehouse operating and selling expenses, $14 million is included in general and administrative expenses and $10 million is included in cost of goods sold and occupancy costs on our Condensed Consolidated Statement of Operations. Implementation of these activities during the quarter resulted in charges primarily for lease accruals, severance expenses and inventory write downs related to facilities that closed during the period. Approximately $31 million of previously accrued lease related costs such as tenant improvement allowances and various rent credits have been reclassified to the accrued lease liability associated with facilities closed during the first quarter of 2009. The net effect of this reclassification was to lower the lease-related Charge recognized in the period. The resulting liability reflects the company’s best estimate of its obligations under these long-term arrangements, net of sublease assumptions, discounted at the company’s current estimated unsecured borrowing rate. This accrued liability may be adjusted in future periods as actual sublease activity is better or worse than estimated. It is currently expected that any such adjustments, as well as accretion of this liability will be reflected as a component of Charges in future periods.
During the first quarter of 2009, we also entered into several sale and sale-leaseback transactions related to the strategic review and to enhance liquidity. Total proceeds from these transactions were approximately $98 million and are included in the investing section on our Condensed Consolidated Statement of Cash Flow. One transaction was the sale of an asset previously classified as a capital lease. Payments to satisfy the existing capital lease obligation are included in the financing section of the Condensed Consolidated Statement of Cash Flows. Losses on these transactions are included in the Charges above. Gains have been deferred and will reduce rent expense over the related leaseback periods. An additional sale and leaseback arrangement associated with operating properties included provisions that resulted in the transaction being accounted for as a financing. Accordingly, approximately $19 million has been included in long-term debt on the Condensed Consolidated Balance Sheet at March 28, 2009.

Charges for the first quarter of 2008 relating to a previous business review program totaled approximately $11 million. Approximately $8 million was included in store and warehouse operating and selling expenses and approximately $3 million was included in general and administrative expenses. The first quarter of 2008 Charges primarily related to severance expenses and accelerated depreciation.
See the 2008 Form 10-K for additional discussion of these activities.
Note C — Stockholders’ Equity and Comprehensive Income
The following table reflects the changes in stockholders’ equity and comprehensive income attributable to both Office Depot, Inc. and the noncontrolling interests of the subsidiaries in which we have a majority, but not total, ownership interest.

		Attributable to
	Attributable to	noncontrolling
(In thousands)	Office Depot, Inc.	interest	Total

Stockholders’ equity at December 27, 2008	$1,362,950	$4,883	$1,367,833
Comprehensive income:
Net loss	(54,739)	(593)	(55,332)
Other comprehensive income (loss):
Foreign currency translation adjustments, net	(47,057)	(115)	(47,172)
Amortization of gain on cash flow hedge, net	(415)	—	(415)
Change in deferred cash flow hedge, net	994	—	994

Total other comprehensive income (loss)	(46,478)	(115)	(46,593)

Comprehensive loss	(101,217)	(708)	(101,925)
Share transactions under employee and direct stock purchase plans	(3,929)	—	(3,929)
Amortization of long-term incentive stock grant	6,812	—	6,812

Stockholders’ equity at March 28, 2009	$1,264,616	$4,175	$1,268,791

Stockholders’ equity at December 30, 2007	$3,083,844	$15,564	$3,099,408
Comprehensive income:
Net earnings	68,773	(140)	68,633
Other comprehensive income (loss):
Foreign currency translation adjustments, net	88,724	854	89,578
Amortization of gain on cash flow hedge, net	(415)	—	(415)

Total other comprehensive income	88,309	854	89,163

Comprehensive income	157,082	714	157,796
Share transactions under employee and direct stock purchase plans	(1,294)	—	(1,294)
Amortization of long-term incentive stock grant	12,149	—	12,149

Stockholders’ equity at March 29, 2008	$3,251,781	$16,278	$3,268,059

Note D — Earnings Per Share
The following table represents the calculation of net earnings (loss) attributable to Office Depot, Inc. per common share:

	First Quarter
(In thousands, except per share amounts)	2009	2008
Numerator:
Net earnings (loss) attributable to Office Depot, Inc.	$(54,739)	$68,773
Denominator:
Weighted average shares outstanding:
Basic	273,179	272,394
Effect of dilutive stock options and restricted stock	64	446

Diluted	273,243	272,840

Net earnings (loss) attributable to Office Depot, Inc. per common share:
Basic	$(0.20)	$0.25
Diluted	(0.20)	0.25
Awards of options and nonvested shares representing approximately an additional 19 million shares of common stock were outstanding for the quarter ended March 28, 2009 but were not included in the computation of diluted earnings per share because their effect would have been antidilutive. The diluted share amount for 2009 is provided for informational purposes, as the net loss for the period causes basic earnings per share to be the most dilutive.
Note E — Division Information
Office Depot operates in three reportable segments: North American Retail Division, North American Business Solutions Division, and International Division. The following is a summary of our significant accounts and balances by reportable segment (or “Division”), reconciled to consolidated totals.

	Sales
	First Quarter
(In thousands)	2009	2008

North American Retail Division	$1,436,442	$1,713,456
North American Business Solutions Division	914,134	1,104,020
International Division	874,688	1,144,541

Total	$3,225,264	$3,962,017

	Division Operating Profit
	First Quarter
(In thousands)	2009	2008

North American Retail Division	$81,344	$82,469
North American Business Solutions Division	33,059	59,568
International Division	18,547	60,181

Total	$132,950	$202,218

A reconciliation of the measure of Division operating profit to consolidated earnings (loss) before income taxes is as follows:

	First Quarter
(In thousands)	2009	2008

Total Division operating profit	$132,950	$202,218
Charges, as defined in Note B	(120,042)	(10,744)
Corporate general and administrative expenses (excluding Charges)	(73,365)	(88,150)
Amortization of deferred gain	—	1,873
Interest income	1,194	905
Interest expense	(17,918)	(14,820)
Miscellaneous income (expense), net	(3,559)	8,301

Earnings (loss) before income taxes	$(80,740)	$99,583

Goodwill by Division is as follows:

	Goodwill
	March 28,	December 27,	March 29,
(In thousands)	2009	2008	2008

North American Retail Division	$—	$—	$2,224
North American Business Solutions Division	19,431	19,431	369,106
International Division	—	—	958,224

Total	$19,431	$19,431	$1,329,554

The changes in goodwill balances from the first quarter of last year primarily reflect the $1.2 billion impairment charge recorded during the fourth quarter of 2008.
Note F — Pension Disclosures
The components of net periodic pension cost for our foreign defined benefit plans are as follows:

	First Quarter
(In millions)	2009	2008

Service cost	$—	$0.9
Interest cost	2.1	3.1
Expected return on plan assets	(1.5)	(2.8)

Net periodic pension cost	$0.6	$1.2

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
For the quarter ended March 28, 2009, we have contributed approximately $1 million to our foreign pension plan. We currently anticipate making contributions of approximately $5 million for the full year 2009, inclusive of amounts to reduce the unfunded status of the plan.

Note G — Accounting for Uncertainty in Income Taxes
We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2000. Our U.S. federal filings for the years 2000 and 2002 through 2007 are under routine examination, and it is not anticipated that these audits will be closed prior to the end of 2009. Additionally, the U.S. federal tax return for 2008 is under concurrent year review. Significant international tax jurisdictions include the U.K., the Netherlands, France and Germany. Generally, we are subject to routine examination for years 2001 and forward in these jurisdictions. It is reasonably possible that certain of these audits will close within the next 12 months, which could result in a decrease of as much as $22 million or an increase of as much as $19 million to our accrued uncertain tax positions. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits, however, an estimate of such changes cannot reasonably be made at this time.
Note H — Derivative Instruments and Hedging Activity
As a global supplier of office products and services we are exposed to risks associated with changes in foreign currency exchange rates, commodity prices and interest rates. Our foreign operations are typically, but not exclusively, conducted in the currency of the local environment. We are exposed to the risk of foreign currency exchange rate changes when we make purchases, sell products, or arrange financings that are denominated in a currency different from the entity’s functional currency. Depending on the settlement timeframe and other factors we may enter into foreign currency derivative transactions to mitigate those risks. We frequently designate such qualifying arrangements as hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) [ASC 815]. Gains and losses on these cash flow hedging transactions are deferred in accumulated other comprehensive income (“OCI”) and recognized in earnings in the same period as the hedged item. Transactions that are not designated as hedges are marked to market at each period with changes in value included in earnings. Historically, we have not entered into transactions to hedge our net investment in foreign operations but may in future periods.
We also are exposed to the risk of changing fuel prices from inbound and outbound transportation arrangements. Some of our transportation contracts provide for specific identification of the fuel cost component such that the risk of fuel price changes may be offset by third-party contracts thereby allowing us to designate and qualify these offsetting contracts as cash flow hedges for accounting purposes. Deferred gains or losses associated with these arrangements are recorded in OCI until such time as the hedged item impacts earnings. As of March 28, 2009, the company had outstanding commodity forward contracts that were entered into to hedge the forecasted purchases of 5.1 million gallons of fuel. The structure of other transportation arrangements, however, precludes applying hedge accounting. In those circumstances, we may enter into derivative transactions to offset the risk of commodity price changes, and the value of the derivative contract is marked to market at each reporting period with changes recognized in earnings. No such non-designated hedging arrangements existed for the first quarter of 2009.
Interest rate changes on obligations may result from external market factors, as well as changes in our credit rating. We manage our exposure to market risks at the corporate level. Interest rate-sensitive assets and liabilities are monitored and assessed for market risk. Currently, no interest-rate related derivative arrangements are in place. OCI includes the deferred gain from a hedge contract terminated in a prior period. This deferral is being amortized to interest expense through 2013.

In certain markets, we may contract with third parties for our future energy needs. Such arrangements are not considered derivatives under FAS 133 because they are within the ordinary course of business and are for physical delivery. Accordingly, these arrangements are not included in the tables below.
Our risk management policies allow the use of specified financial instruments for hedging identified exposures only; speculation is not permitted.
The tables below provide information on our hedging and derivative positions and activity.

	Fair Value of Derivative Instruments
	As of March 28, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
(In thousands)	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Commodity contracts		$—	Other current liabilities	$5,859

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$3,098		$—

Total derivatives		$3,098		$5,859

	Effect of Derivatives on the Statement of Operations
	For the Quarter Ended March 28, 2009
		Amount of
		gain/(loss)
	Location of gain/(loss)	recognized
(In thousands)	recognized in earnings	in earnings
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Miscellaneous income (expense), net	$(4,555)

Total		$(4,555)

			Amount of
	Amount of		gain/(loss)
	gain/(loss)		Reclassified
	recognized	Location of gain/(loss) reclassified	from OCI into
(In thousands)	in OCI	from OCI into earnings	earnings
Commodity contracts — fuel hedges	$1,589	Store and warehouse operating and selling expenses	$(2,685)

Total	$1,589		$(2,685)

The existing hedge contracts are highly effective and the ineffective portion is considered immaterial. The foreign exchange contracts extend through September 2009 and the fuel contracts through December 2009. Losses currently deferred in OCI are expected to be recognized in earnings within the next 12 months. As of March 28, 2009, there were no arrangements requiring collateral. The fair values of our foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current exchange rates. The values are based on market-based inputs or unobservable inputs that are corroborated by market data.
Note I — Investment in Unconsolidated Joint Venture
Since 1994, we have participated in a joint venture in Mexico, Office Depot de Mexico. Because we participate equally in this business with a partner, we account for this investment using the equity method. Our proportionate share of Office Depot de Mexico’s net income or loss is presented in miscellaneous income, net in the Condensed Consolidated Statements of Operations.

The following tables provide summarized unaudited information from the balance sheets and statements of earnings for Office Depot de Mexico:

	March 28,	December 27,	March 29,
(In thousands)	2009	2008	2008

Current assets	$171,768	$207,661	$212,776
Non-current assets	226,530	241,726	258,413
Current liabilities	137,545	155,017	165,609
Non-current liabilities	—	—	—

	First Quarter
(In thousands)	2009	2008

Sales	$194,399	$226,840
Gross profit	54,331	63,966
Net income	12,448	16,983
The changes in balances and results from the first quarter of last year primarily reflect changes in foreign currency exchange rates.
During the first quarter of 2009, we received a $13.9 million dividend from this venture.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our condensed consolidated financial statements and the notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2008 Annual Report on Form 10-K (the “2008 Form 10-K”), filed with the U.S. Securities and Exchange Commission (the “SEC”).
This MD&A contains significant amounts of forward-looking information. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Our discussion of Risk Factors, found in Item 1A of this Form 10-Q and our 2008 Form 10-K, and Forward-Looking Statements, found immediately following the MD&A in our 2008 Form 10-K, apply to these forward-looking statements.
RESULTS OF OPERATIONS
OVERVIEW
A summary of factors important to understanding the results for the first quarter of 2009 is provided below and further discussed in the narrative that follows this overview.
•	First quarter sales decreased 19% to $3.2 billion when compared to the first quarter of 2008. Sales in North America were down 17%, and International sales decreased 24% in U.S. dollars and 9% in local currencies. North American Retail Division comparable store sales decreased 17% for the quarter.

•	Gross profit totaled $910 million in the first quarter of 2009, down 22.1% from the same period in 2008. This comparison primarily reflects the flow through from our sales volume decline and increased property costs, partially offset by lower charges for shrink and inventory valuation.

•	As part of our previously announced strategic reviews, we recorded $120 million of charges in the first quarter of 2009 and $11 million of charges in the first quarter of 2008 (the “Charges”). Implementation of activities during the first quarter of 2009 resulted in charges primarily for lease accruals, severance expenses and inventory write downs related to facilities that closed during the period.

•	Total operating expenses were down 9% from the first quarter of 2008. This decrease primarily reflects lower payroll and advertising expenses as well as reductions in distribution costs and professional and legal fees. These decreases were significantly offset by the increase in Charges from the first quarter of 2008 to the first quarter of 2009.

•	We reported a net loss attributable to Office Depot, Inc. of $55 million for the first quarter of 2009 compared to net earnings attributable to Office Depot, Inc. of $69 million in the same quarter of the prior year, and we reported a diluted loss attributable to Office Depot per share of $0.20 in the first quarter of 2009 versus diluted earnings attributable to Office Depot per share (“EPS”) of $0.25 in the same period a year ago. After-tax Charges negatively impacted EPS by $0.30 in the first quarter of 2009 and $0.04 in the first quarter of 2008.

Charges and Division Results
Charges
During the fourth quarter of 2008, we performed an internal review of assets and processes with the goal of positioning the company to respond to the continued degradation in the global economy and to position the company for its eventual improvement. The results of that internal review led to decisions to close stores, close certain distribution facilities, exit certain businesses and write off certain assets that were not seen as providing sufficient future benefit. Expenses associated with future activities will be recognized as the individual plans are implemented and the related accounting recognition criteria are met. We currently estimate recognizing $110 million of Charges during the remainder of 2009, for a 2009 total of $230 million. As with any estimate, the timing and amounts may change when projects are implemented and such changes may be significant. Also, changes in foreign currency exchange rates will have an impact on amounts reported in U.S. dollars related to foreign operations. Charges recognized in the first quarter of 2008 related to a previous business review program.
Our measurement of Division operating profit excludes the Charges because they are evaluated internally at the corporate level. The Charges recognized during the first quarter of 2009 and 2008 are included in the following lines in our Condensed Consolidated Statement of Operations.

	First Quarter
(In millions)	2009	2008

Cost of goods sold and occupancy costs	$10	$—
Store and warehouse operating and selling expenses	96	8
General and administrative expenses	14	3

Total Charges	$120	$11

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
We have prepared our financial statements in each period based on information available at the time, however, changes in estimates may impact our financial statements in future periods. For additional information on our accounting estimates, see Critical Accounting Policies in our 2008 Form 10-K.
North American Retail Division

	First Quarter
(Dollars in millions)	2009	2008

Sales	$1,436.4	$1,713.5
% change	(16)%	(7)%

Division operating profit	$81.3	$82.5
% of sales	5.7%	4.8%

First quarter sales in the North American Retail Division were $1.4 billion, down 16% from the prior year. Comparable store sales in the 1,138 stores in the U.S. and Canada that have been open for more than one year decreased 17% versus the first quarter of 2008. While transaction counts were down compared to last year, average order value was the greater contributor to our sales decline. This decrease in sales was driven by macroeconomic factors as consumers and small business customers reduced their spending, especially on large ticket items like furniture and computers, and our deliberate decision to be less aggressive with advertising promotions in certain categories. Within each of our three major product categories of supplies, technology and furniture, we experienced a sales decline compared to the first quarter of 2008. The greatest percentage declines were in furniture and technology, and our best performing categories, although still negative, continued to be ink, toner, paper and Design, Print and Ship services. Our stores in Florida and California continued to negatively impact our results, as our small business customers in these two markets continue to be impacted by weak economic conditions, high unemployment levels and limited access to liquidity. Combined, our stores in these two states represented approximately one-third of our comparable store sales decline in the first quarter.
The North American Retail Division reported an operating profit of approximately $81 million in the first quarter of 2009, compared to $82 million in the same period of the prior year. This measure of operating performance is consistent with the internal reporting of results used to manage the business and allocate resources but does not include charges associated with the strategic decisions made as part of the internal review initiated during the fourth quarter of 2008. Please see Charges discussion in the MD&A Overview section above.
Improvement in product margins resulted in an increase in operating profit of approximately $27 million. This improvement primarily related to changes in product mix as core supplies and key services contributed a larger portion of our sales compared to the first quarter of 2008. We also experienced improved rates in most product categories. Additionally, we recognized lower charges for shrink and inventory valuation in the first quarter of 2009. This reduction, which resulted from our efforts to lower our inventory, minimize clearance and reduce shrink exposure, resulted in a $15 million increase to operating profit compared to the first quarter of 2008. We also had a $15 million comparative benefit by closing the 112 stores identified as part of the strategic review we initiated in the fourth quarter of 2008. Expense management throughout the Division, including lower advertising and pre-opening expenses, resulted in a $13 million improvement in operating profit compared to the first quarter of 2008. On the negative side, operating profit decreased by approximately $71 million as a result of the flow through impact from our sales volume decline.
At the end of the first quarter of 2009, Office Depot operated 1,160 office products stores throughout the U.S. and Canada. We closed 107 stores during the period, 106 of which were closed as part of the strategic review initiated in the fourth quarter of 2008. We did not open any stores in the first quarter of 2009. We plan to open 12 or fewer new stores over the remainder of 2009.
Our per store inventory at the end of the first quarter of 2009 was approximately $635,000, down 27% from the end of the first quarter of 2008. Average inventory per store in the first quarter of 2009 was $657,000, down 31% from the same period last year. These declines are a result of improved inventory management and our reduced exposure to higher dollar value inventory items.
As we look at the second quarter, which is historically our weakest sales quarter of the year, we expect operating profit to be negative as we de-leverage on these lower sales levels.

North American Business Solutions Division

	First Quarter
(Dollars in millions)	2009	2008

Sales	$914.1	$1,104.0
% change	(17)%	(5)%

Division operating profit	$33.1	$59.6
% of sales	3.6%	5.4%
First quarter sales in the North American Business Solutions Division were $914 million, down 17% compared to the first quarter of 2008. This decline was principally driven by a decrease in the number of transactions, which resulted from continued significant spending decreases by our customers. Sales to both our small to medium-sized business customers and our large, national account customers continued to decline in the first quarter. On a product category basis, the Division continued to see weakness in furniture, technology and peripherals, as customers delayed their purchases of durables in favor of consumables. The sales decline in our business in Florida and California continued to exceed the overall rate of decline for the entire business in the first quarter of 2009. These two states continue to represent about 30% of Division revenue and about one-third of the revenue decline from the first quarter of 2008.
The North American Business Solutions Division reported an operating profit of approximately $33 million in the first quarter of 2009, compared to $60 million in the same period of the prior year. Approximately $13 million of the decline resulted from lower product margins, reflecting a less profitable mix, cost increases that could not be passed on to our customers and increased promotions in our direct business. These negative impacts on product margins were partially offset by increased vendor program funds compared to the first quarter of 2008. Approximately $36 million of the operating profit decline relates to the flow through impact of lower sales levels. Partially offsetting this decline were positive impacts of approximately $22 million, including reduced selling and general and administrative expenses.
As we look at the second quarter, we do not expect a material change in our customers’ spending patterns. We will continue to focus on maintaining and expanding our customer base while effectively managing capital and operating costs.
International Division

	First Quarter
(Dollars in millions)	2009	2008

Sales	$874.7	$1,144.5
% change	(24)%	6%
% change in local currency sales	(9)%	(4)%

Division operating profit	$18.5	$60.2
% of sales	2.1%	5.3%
The International Division reported first quarter sales of $875 million, a decrease of 24% in U.S. dollars. Local currency sales decreased 9%, with nearly all countries in which we operate reporting sales declines compared to the first quarter of 2008. The U.K., France, and the Netherlands all reported double-digit declines in local currency sales and combined, accounted for approximately three-quarters of the overall decrease in revenue. Similar to North America, conditions internationally remain difficult as business investment and office supply expenditures continue to be reduced in the face of weakening demand as our customers face worsening cash flows, tight credit conditions, deteriorating profitability, and serious concerns and uncertainties about the potential depth and duration of the global recession. Sales in the direct business declined 12% in local currency, because of continued softness in big ticket items such as furniture and technology, increased competitiveness within the channel, and a general decline in the frequency and size of purchases as customers limit their purchases to business essentials. Sales in the contract business were down 8% in local currency. This decline is mostly attributable to larger businesses reducing their non-essential expenditures, as well as limiting purchases of office supplies to primarily their core lists, which typically offer office products with lower margins. International retail sales were flat compared to the first quarter of 2008.

The International Division reported an operating profit of approximately $19 million in the first quarter of 2009, compared to $60 million in the same period of the prior year. This measure of operating performance is consistent with the internal reporting of results used to manage the business and allocate resources but does not include charges associated with the strategic decisions made as part of the internal review initiated during the fourth quarter of 2008. Please see Charges discussion in the MD&A Overview section above.
Approximately $42 million of the decrease in operating profit resulted from the flow through impact of lower sales levels. Additionally, an increase in promotional activity and cost increases that could not fully be passed on to our customers negatively impacted operating profit by approximately $13 million. Changes in foreign exchange rates driven by a stronger U.S. dollar unfavorably impacted operating profit by $7 million compared to the first quarter of 2008. Partially offsetting these negative factors was improvement in our operating expenses as we reduced selling and distribution costs by approximately $21 million.
As we look at the second quarter, we do not expect a significant change in the economic situation in our broad international markets. We expect to see declines in local currency sales and lower operating profit when compared to the prior year.
Corporate and Other
General and Administrative Expenses: Total G&A decreased from $199 million in the first quarter of 2008 to $176 million in the first quarter of 2009. As noted above, the portion of G&A expenses considered directly or closely related to unit activity is included in the measurement of Division operating profit above. The remainder of the total G&A expenses are considered corporate expenses. A breakdown of G&A is provided in the following table:

	First Quarter
(In millions)	2009	2008

Division G&A	$89.2	$107.1
Corporate G&A	87.2	91.5

Total G&A	$176.4	$198.6

The decrease in Division G&A was primarily driven by the impact of changes in foreign exchange rates and cost reduction initiatives. Corporate G&A includes Charges of $14 million in the first quarter of 2009 and $3 million in the first quarter of 2008. After considering the impact of Charges recognized in the period, corporate G&A fell by approximately $15 million during the first quarter of 2009 compared to the same period of 2008 primarily reflecting lower payroll costs and reduced legal and professional fees.
During 2006, we sold our former corporate campus and leased the facility back as construction of a new facility was being completed. The amortization of the deferred gain on the sale recognized during the first quarter of 2008 largely offset the rent expense incurred during the period.
Other income (expense): The increase in net interest costs was driven by increased interest expense, which resulted primarily from the amortization of debt issuance costs related to our asset based credit facility and the interest expense recognized on the capital lease associated with our new corporate campus. We also experienced higher levels of outstanding letters of credit compared to the first quarter of 2008.

The decrease in net miscellaneous income (expense) in the first quarter reflects the comparison to a $5 million gain recognized in 2008 from the sale of a non-operating asset, additional foreign currency losses in the first quarter of 2009 and lower equity in earnings from our joint venture in Mexico, Office Depot de Mexico, which resulted primarily from changes in foreign currency exchange rates.
Other — Income Taxes: Our effective tax rate was 31.5% and 31.1% for the first quarters of 2009 and 2008, respectively. The effective tax rate may change due to shifts in domestic and international income and other factors. We anticipate our full year base operating rate to be approximately 31% to 32%. However, the effective tax rate in future periods can be affected by variability in our mix of income, the tax rates in various jurisdictions, changes in the rules related to accounting for income taxes, outcomes from tax audits that regularly are in process and our assessment of the need for accruals for uncertain tax positions. Additionally, should the company’s results in the U.S. and certain international jurisdictions deteriorate throughout 2009, a valuation allowance may be required on approximately $390 million of existing deferred tax assets and the future tax benefits would be significantly reduced or eliminated for some time. Further, certain of the restructuring activities associated with our strategic review could result in an increase in tax expense, depending on the ultimate structures put in place. Should either of these materialize, the company currently does not believe this additional tax expense would have a cash tax impact in the current fiscal year.
The company periodically seeks to limit future tax expense by entering into tax ruling agreements with international jurisdictions. It is possible that the company may have to concede significant tax attributes in the negotiating process which may increase tax expense. Such a concession should not have a near-term cash tax impact.
LIQUIDITY AND CAPITAL RESOURCES
At March 28, 2009, we had approximately $176 million of cash and cash equivalents and $630 million available under our asset based revolving credit facility based on the March borrowing base certificate. The current and anticipated future challenging economic conditions impact the market for short-term liquidity, but we consider our resources adequate to satisfy our cash needs at least over the next twelve months. We anticipate that market conditions will continue to be challenging through 2009, and in response, we are focused on maximizing cash flow. We have made strong progress towards reducing inventory levels and remain focused on collecting our accounts receivable balances. During the first quarter of 2009, we entered into sale-leaseback transactions and sales of certain assets, and we continue to look at ways to enhance our liquidity position. Our asset based revolving credit facility is also available to support working capital needs. Based on our current assessment of 2009 cash flow, we believe we have sufficient liquidity to withstand the continuation of difficult economic conditions; however, we may consider additional financing alternatives, depending on market and business conditions.
At March 28, 2009, we were not drawn on our asset based revolving credit facility (the “Facility”). There were letters of credit outstanding under the Facility totaling approximately $160 million. An additional $1 million of letters of credit were outstanding under separate agreements. Average borrowings under the Facility from December 27, 2008 to March 28, 2009 were approximately $240 million at an average interest rate of 4.17%.
During the first quarter of 2009, cash provided by operating activities totaled $98 million compared to $127 million during the same period last year. This decrease primarily reflects a reduction in business performance of approximately $124 million. Depreciation and amortization decreased by $10 million quarter over quarter as a result of the impairment of fixed and intangible assets we recorded in the fourth quarter of 2008. Changes in net working capital and other components resulted in a $75 million source of cash in the first quarter of 2009, compared to a $33 million use of cash in the first quarter of 2008. This improvement was driven by our continued focus on controlling our inventory levels and collecting accounts receivable balances. Additionally, this caption includes a $14 million dividend received from our joint venture in Mexico as well as the impact of non-cash Charges and increases in accruals for severance and lease obligations recognized during the first quarter of 2009. Working capital is influenced by a number of factors including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, see Note A of the Notes to Condensed Consolidated Financial Statements.

Cash provided by investing activities was $67 million in the first quarter of 2009, compared to a use of $80 million in the same period last year. The cash inflow for the first quarter of 2009 reflects $98 million of proceeds from several sale and sale-leaseback transactions related to the strategic review and our efforts to enhance our liquidity. One transaction was the sale of an asset previously classified as a capital lease. Payments to satisfy the existing capital lease obligation are included in the financing section.
Capital expenditures totaled approximately $31 million in the first quarter of 2009, compared to $106 million in the first quarter of 2008. The decrease primarily reflects a reduction in store openings and remodels as well as a decrease in spending related to our information systems and distribution networks. Investing activities in the first quarter of 2008 included $106 million of capital expenditures for new store openings in North America, as well as distribution network infrastructure costs and investments in information technology. During the first quarter of 2008, we sold certain non-operating assets, realizing a gain of approximately $5 million. Additionally, $18 million of cash that had been held in a restricted account at the end of 2007 was released during the quarter. We anticipate capital expenditures for the full year 2009 to be approximately $125 million. We believe our cash on hand, cash from operations, anticipated liquidity actions and our existing credit facility will be sufficient to satisfy our anticipated capital expenditures.
Cash used in financing activities was approximately $140 million in the first quarter of 2009, compared to $92 million during the same period in 2008. During the first quarter of 2009, we made payments of $139 million on our asset based credit facility, capital lease payments of $29 million and incurred approximately $19 million in debt as a result of a land sale and leaseback that was treated as a financing transaction, as well as approximately $9 million of other short-term borrowings. Cash used in financing activities in the first quarter of 2008 also primarily reflects debt repayments.
CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2008 Form 10-K, filed on February 24, 2009, in the Notes to the Consolidated Financial Statements, Note A, and the Critical Accounting Policies section.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risks
At March 28, 2009, there had not been a material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2008 Form 10-K.

Foreign Exchange Rate Risks
At March 28, 2009, there had not been a material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2008 Form 10-K.
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
On March 21, 2008, the court in the Southern District of Florida entered an Order consolidating the class action lawsuits and an Order consolidating the derivative actions. Lead plaintiff in the consolidated class actions, the New Mexico Educational Retirement Board, filed its Consolidated Amended Complaint on July 2, 2008. On September 2, 2008, Office Depot filed a motion to dismiss the Consolidated Amended Complaint on the basis that it fails to state a claim. On March 31, 2009, the court dismissed the Consolidated Amended Complaint, but allowed the lead plaintiff leave to amend. On April 20, 2009, the lead plaintiff filed a Second Consolidated Amended Complaint. We will continue to vigorously defend this action. Also on March 31, 2009, the court ordered the derivative plaintiffs to show cause within ten days as to why the consolidated derivative action should not be dismissed. On April 8, 2009, the derivative plaintiffs filed a motion for voluntary dismissal of said action without prejudice and without notice. As of the date hereof, the Court has not yet ruled on that motion.
As part of a normal process of doing business with federal, state and local governmental agencies, we are subject to audits and reviews of our governmental contracts. Many of these audits and reviews are resolved without incident, however we have had several highly publicized inquiries by certain state agencies into contract pricing, and additional state inquiries may follow. We currently do not anticipate that this will have a material effect on our business. We are currently cooperating with the Florida, Texas and Missouri Attorneys General with respect to civil investigations regarding our pricing practices that relate primarily to government customers. We first became aware of the Florida matter in the second quarter of 2008 and the Missouri and Texas matters in the first quarter of 2009. We are also cooperating with the U.S. Department of Defense (“DOD”), the Department of Education and the General Services Administration (“GSA”) with respect to their joint investigations that are being conducted in coordination with the Department of Justice regarding our pricing practices that relate to sales to certain federal agencies. We first became aware of the GSA matter on December 29, 2008, the DOD matter on January 20, 2009 and the Department of Education matter on February 19, 2009. No claim for relief has been made in any of these matters and management cannot predict their ultimate outcome.

Item 1A. Risk Factors.
There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our 2008 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 25, 2007, the board of directors authorized a common stock repurchase program whereby we were authorized to repurchase $500 million of our common stock. The company did not make any repurchases under this authorization in the three months ended March 28, 2009, and the remaining authorized amount at March 28, 2009 was $500 million.
The company’s asset based credit facility includes limitations in certain circumstances on restricted payments including the payment of dividends and share repurchases. These restrictions are based on the then-current and pro-forma fixed charge coverage ratio and borrowing availability at the point of consideration. The company has never declared or paid cash dividends on its common stock.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 6. Exhibits
Exhibits
10.1	Amended and Restated Merchant Services Agreement dated as of February 1, 2004 by and between Office Depot, Inc. and Citibank (South Dakota), NA. (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on December 31, 2008.)

10.2	Sixth Amendment to Amended and Restated Merchant Services Agreement dated February 6, 2009 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on February 11, 2009.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC.
(Registrant)
Date: April 28, 2009	By:	/s/ Steve Odland
Steve Odland
Chief Executive Officer and Chairman, Board of Directors (Principal Executive Officer)

Date: April 28, 2009	By:	/s/ Michael D. Newman
Michael D. Newman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 28, 2009	By:	/s/ Mark E. Hutchens
Mark E. Hutchens
Senior Vice President and Controller (Principal Accounting Officer)