Form 10-Q
period 2009-06-27
OFFICE DEPOT INC
filed 2009-07-28
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended     June 27, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At June 27, 2009 there were 274,735,651 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	As of June 27, 2009	As of December 27, 2008	As of June 28, 2008
Assets
Current assets:
Cash and cash equivalents	$558,710	$155,745	$156,607
Receivables, net	1,137,088	1,255,735	1,471,710
Inventories	1,264,355	1,331,593	1,647,044
Deferred income taxes	225,721	196,192	99,398
Prepaid expenses and other current assets	175,777	183,122	166,247

Total current assets	3,361,651	3,122,387	3,541,006
Property and equipment, net	1,316,286	1,557,301	1,695,581
Goodwill	19,431	19,431	1,391,656
Other intangible assets	26,725	28,311	110,964
Other assets	542,547	540,796	579,175

Total assets	$5,266,640	$5,268,226	$7,318,382

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,176,649	$1,251,808	$1,398,321
Accrued expenses and other current liabilities	1,101,177	1,173,201	1,148,041
Income taxes payable	20,508	8,803	13,063
Short-term borrowings and current maturities of long-term debt	62,484	191,932	296,884

Total current liabilities	2,360,818	2,625,744	2,856,309
Deferred income taxes and other long-term liabilities	668,369	585,861	579,371
Long-term debt, net of current maturities	669,273	688,788	615,653

Total liabilities	3,698,460	3,900,393	4,051,333

Redeemable preferred stock	325,322	—	—
Stockholders’ equity:
Office Depot, Inc. stockholders’ equity:
Common stock - authorized 800,000,000 shares of $.01 par value; issued and outstanding shares – 280,650,919 in 2009, 280,800,135 in December 2008 and 280,962,284 in June 2008	2,807	2,808	2,810
Additional paid-in capital	1,203,521	1,194,622	1,177,644
Accumulated other comprehensive income	221,216	217,197	587,649
Retained earnings (accumulated deficit)	(130,541)	6,270	1,551,979
Treasury stock, at cost – 5,915,268 shares in 2009, 5,938,059 shares in December 2008 and 5,972,334 shares in June 2008	(57,733)	(57,947)	(58,288)

Total Office Depot, Inc. stockholders’ equity	1,239,270	1,362,950	3,261,794
Noncontrolling interest	3,588	4,883	5,255

Total stockholders’ equity	1,242,858	1,367,833	3,267,049

Commitments and contingencies
Total liabilities and stockholders’ equity	$5,266,640	$5,268,226	$7,318,382

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 24, 2009 (the “2008 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Sales	$2,824,141	$3,605,073	$6,049,405	$7,567,090
Cost of goods sold and occupancy costs	2,060,093	2,621,557	4,375,095	5,414,894

Gross profit	764,048	983,516	1,674,310	2,152,196

Store and warehouse operating and selling expenses	691,583	811,694	1,485,903	1,678,500
General and administrative expenses	170,394	175,224	346,793	373,774
Amortization of deferred gain on building sale	—	(1,873)	—	(3,746)

Operating profit (loss)	(97,929)	(1,529)	(158,386)	103,668

Other income (expense):
Interest income	718	5,604	1,912	6,509
Interest expense	(16,745)	(14,406)	(34,663)	(29,226)
Miscellaneous income (expense), net	412	5,875	(3,147)	14,176

Earnings (loss) before income taxes	(113,544)	(4,456)	(194,284)	95,127

Income tax expense (benefit)	(30,680)	(1,827)	(56,088)	29,123

Net earnings (loss)	(82,864)	(2,629)	(138,196)	66,004

Less: Net loss attributable to the noncontrolling interest	(792)	(627)	(1,385)	(767)

Net earnings (loss) attributable to Office Depot, Inc.	(82,072)	(2,002)	(136,811)	66,771

Preferred stock dividends	486	—	486	—

Income (loss) available to common shareholders	$(82,558)	$(2,002)	$(137,297)	$66,771

Earnings (loss) per share:
Basic	$(0.31)	$(0.01)	$(0.51)	$0.24
Diluted	(0.31)	(0.01)	(0.51)	0.24

Weighted average number of common shares outstanding:
Basic	270,290	272,845	271,735	272,620
Diluted	270,290	272,845	271,735	273,101

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2008 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	26 Weeks Ended
	June 27, 2009	June 28, 2008
Cash flows from operating activities:
Net earnings (loss)	$(138,196)	$66,004
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	106,796	130,390
Charges for losses on inventories and receivables	35,239	64,678
Changes in working capital and other	102,547	(123,331)

Net cash provided by operating activities	106,386	137,741

Cash flows from investing activities:
Capital expenditures	(53,799)	(206,840)
Acquisitions, net of cash acquired, and related payments	—	(84,659)
Release of restricted cash	6,037	18,100
Purchase of assets subsequently sold	—	(39,772)
Proceeds from assets sold	146,697	36,781
Other	2,049	—

Net cash provided by (used in) investing activities	100,984	(276,390)

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	34	855
Tax benefits from employee share-based payments	—	56
Treasury stock additions from employee related plans	—	(944)
Proceeds from issuance of redeemable preferred stock, net	326,861	—
Net proceeds (payments) on borrowings	(139,043)	69,279

Net cash provided by financing activities	187,852	69,246

Effect of exchange rate changes on cash and cash equivalents	7,743	3,056

Net increase (decrease) in cash and cash equivalents	402,965	(66,347)
Cash and cash equivalents at beginning of period	155,745	222,954

Cash and cash equivalents at end of period	$558,710	$156,607

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2008 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Summary of Significant Accounting Policies

Basis of Presentation: Office Depot, Inc., including consolidated subsidiaries, is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The Condensed Consolidated Balance Sheet at December 27, 2008 has been derived from audited financial statements at that date. The condensed consolidated interim financial statements as of June 27, 2009 and June 28, 2008, and for the 13-week and 26-week periods ended June 27, 2009 (also referred to as “the second quarter of 2009” and “the first half of 2009”) and June 28, 2008 (also referred to as “the second quarter of 2008” and “the first half of 2008”) are unaudited. However, in our opinion, these financial statements reflect adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. In addition to the normal, recurring items recorded for interim financial statement presentation, we recognized expenses associated with exit and other activities because the related accounting criteria were met during the period. We have included the balance sheet from June 28, 2008 to assist in analyzing our company.

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

Cash Management: Our cash management process generally utilizes zero balance accounts which provide for the reimbursement of the related disbursement accounts on a daily basis. Accounts payable as of June 27, 2009, December 27, 2008 and June 28, 2008 included $87 million, $71 million and $92 million, respectively, of disbursements not yet presented for payment drawn in excess of our book deposit balances where offset provisions exist. We borrow to meet working capital and other needs throughout any given quarter, which may result in higher levels of borrowings and invested cash within the period. At the end of the quarter, excess cash may be used to minimize borrowings outstanding at the balance sheet date.

Fair Value of Financial Instruments: The estimated fair values of financial instruments recognized in the Condensed Consolidated Balance Sheets have been determined using available market information, information from unrelated third party financial institutions and appropriate valuation methodologies, primarily discounted projected cash flows. However, considerable judgment is required when interpreting market information and other data to develop estimates of fair value.

Short-term Assets and Liabilities: The fair values of cash and cash equivalents, short-term investments, receivables, accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

Notes Payable: The fair value of the senior notes was determined based on quoted market prices. The following table reflects the difference between the carrying value and fair value of the senior notes as of June 27, 2009 and December 27, 2008:

	June 27, 2009		December 27, 2008
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

$400 million senior notes	$400,225	$320,000	$400,278	$206,000

Redeemable Preferred Stock: Because the issuance was completed in close proximity to the end of the second quarter, proceeds, net of amounts returned to investors, of approximately $347 million is considered to represent fair value as of June 27, 2009. The carrying amount, which is net of issuance costs and plus accrued dividends, was $325 million as of June 27, 2009.

Interest Rate Swaps, Foreign Currency and Fuel Contracts: The fair values of our interest rate swaps, foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current interest and exchange rates. The values are based on market-based inputs or unobservable inputs that are corroborated by market data. There were no interest rate swap agreements in place as of June 27, 2009, December 27, 2008 or June 28, 2008, and the amounts receivable or payable under foreign currency and fuel contracts were not significant as of these dates.

There were no significant differences between the carrying values and fair values of our financial instruments as of June 27, 2009 or December 27, 2008 except as disclosed above.

New Accounting Pronouncements: Effective at the beginning of the first quarter of 2009, we adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements [Accounting Standards Codification (“ASC”) 810-10-45]. As required by this Standard, the presentation of noncontrolling interests, previously referred to as minority interest, has been changed on the Condensed Consolidated Balance Sheets to be reflected as a component of total stockholders’ equity and on the Condensed Consolidated Statements of Operations to be a specific allocation of net earnings (loss). Note D also allocates comprehensive income between Office Depot and noncontrolling interest. Amounts reported or included in prior periods have not changed but have been reclassified to conform with the current period presentation. Earnings per share continue to be based on earnings attributable to Office Depot, Inc.

In April 2009, the FASB issued three related FASB Staff Positions: (i) FSP FAS No. 115-2 and FAS No. 124-2, Recognition of Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which are effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS 115-2 and FAS 124-2 modifies the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. The adoption of these FASB Staff Positions did not have a material impact on our financial condition, results of operations or cash flows.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“FAS 165”) [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this Standard during the second quarter of 2009. FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the SEC on July 28, 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“FAS 166”) [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FAS 166 is effective for fiscal years beginning after November 15, 2009. We have not completed our assessment of the impact FAS 166 will have on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. We have not completed our assessment of the impact FAS 167 will have on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 26, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Note B – Redeemable Preferred Stock

On June 23, 2009, Office Depot, Inc. issued 274,596 shares of 10.00% Series A Redeemable Convertible Participating Perpetual Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), and 75,404 shares of 10.00% Series B Redeemable Conditional Convertible Participating Perpetual Preferred Stock, par value $0.01 per share (“Series B Preferred Stock”), to funds advised by BC Partners, Inc., for $350 million. Once approved by shareholders, the initial liquidation value of $1,000 per preferred share and the conversion rate of $5.00 per common share would allow the two series of preferred stock to be initially convertible into 70 million shares of common stock. Until converted or otherwise redeemed, the preferred stock is recorded outside of permanent equity on the Condensed Consolidated Balance Sheets because certain redemption conditions are not solely within the control of Office Depot as further discussed below. The balance is presented inclusive of accrued dividends and net of approximately $25 million of fees, including issuance costs paid for investment banking, legal and accounting fees, and $3.5 million paid to BC Partners, approximately $2.8 million of which was returned to the investing funds as a portion of a transaction funding fee.

In compliance with the rules of the New York Stock Exchange (“NYSE”), Office Depot will seek shareholder approval for (i) the conversion at the option of the holders of the Series A Preferred into shares of our common stock in excess of 19.99% of the shares of our common stock outstanding on June 23, 2009 and (ii) the conversion at the option of the holders of the Series B Preferred into shares of our common stock, which will enable the Series B Preferred to vote with shares of our common stock on as-converted basis (collectively, “Shareholder Approval”).

Dividends on both Series A Preferred Stock and Series B Preferred Stock are payable quarterly, beginning October 1, 2009, at a dividend rate of 10.00% of the liquidation preference, which is initially $1,000 per share. Cash dividends will be paid only to the extent that the company has funds legally available for such payment and a cash dividend is declared by the company’s board of directors. The company’s credit facility currently limits the ability to make such payments. If not paid in cash, an amount equal to the cash dividend due will be added to the liquidation preference. After the third anniversary of issuance, and with respect to the Series B Preferred Stock, after Shareholder Approval, the dividend rate will be reduced to:

(i)	7.87% if at any time the closing price of the company’s common stock is greater than or equal to $6.62 per share for a period of 20 consecutive trading days, or
(ii)	5.75% if at any time the closing price of the company’s common stock is greater than or equal to $8.50 per share for a period of 20 consecutive trading days.

However, the dividend rate on the Series B Preferred stock will increase to:

(iii)	15.00% if Shareholder Approval is not received by December 20, 2009;
(iv)	17.125% if Shareholder Approval is not received by March 20, 2010; and
(v)	19.00% if Shareholder Approval is not received by June 18, 2010.

Both series of preferred stock also participate in dividends on common stock; however, if the closing price of the common stock on the record date for a dividend payment is less than $45.00 per share, the company may not declare or pay a cash dividend on the common stock per share for any fiscal quarter in excess of the preferred stock dividend amounts.

Each share of Series A Preferred Stock, and following Shareholder Approval, each share of Series B Preferred Stock, is convertible, at the option of the holder, into the number of shares of common stock equal to the quotient of (i) the sum of the liquidation preference plus any accrued but unpaid dividends not previously added to the liquidation preference and (ii) 1,000, multiplied by the then applicable conversion rate, except to the extent any such conversion would violate any applicable NYSE stockholder approval requirements. Each share of Series A Preferred Stock, and following Shareholder Approval, each share of Series B Preferred Stock, is initially convertible into 200 shares of common stock, representing an initial conversion price of $5.00 per common share. The conversion rate is subject to anti-dilution adjustments.

The Series A Preferred Stock, and following Shareholder Approval, the Series B Preferred Stock is redeemable, in whole or in part, at the option of the company at any time after June 23, 2012, subject to the right of the holder to first convert the preferred stock the company proposes to redeem. The redemption price is initially 107% of the liquidation preference amount plus any accrued but unpaid dividends and decreases by 1% each year until reaching 100% after June 23, 2019. At any time after June 23, 2011, if the closing price of the common stock is greater than or equal to $9.75 per share for a period of 20 consecutive trading days, the Series A Preferred Stock, and following Shareholder Approval, the Series B Preferred Stock is redeemable at 100% of the liquidation preference amount plus any accrued but unpaid dividends, in whole or in part, at the option of the company, subject to the right of the holder to first convert the preferred stock the company proposes to redeem.

The Series A Preferred Stock, and following Shareholder Approval, the Series B Preferred Stock is redeemable at the option of the holder at 101% of the liquidation preference amount plus any accrued but unpaid dividends in the event of a change of control of the company (as defined in the Certificate of Designations for each series), or if the company commences a voluntary bankruptcy, consents to the entry of an order against it in an involuntary bankruptcy, consents to the appointment of a custodian for all or substantially all of its property, makes a general assignment for the benefit of creditors or changes its primary business, or if the common stock ceases to be listed for trading on any of the NASDAQ Global Select Market, the NASDAQ Global Market or the NYSE without the simultaneous listing on another of such exchanges.

If Shareholder Approval has not been received by June 23, 2014, the holders of a majority of the outstanding Series B Preferred Stock will be able to require the company to repurchase all or any part of such shares, subject to contractual limitations in the company’s debt agreements. If the company fails to satisfy the repurchase obligations, the holders of the Series B Preferred Stock will be entitled to elect two additional members to the company’s board of directors.

The holders of the Series A Preferred Stock are entitled to vote with the holders of the common stock on an as-converted basis, subject to any limitations imposed by any NYSE stockholder approval requirements. The holders of Series B Preferred Stock are not entitled to vote with the holders of common stock unless Shareholder Approval is obtained.

For so long as the Investors own 10% or more of the outstanding common stock on an as-converted basis, the affirmative vote of at least a majority of the shares of Series A Preferred Stock, and after Shareholder Approval, Series B Preferred Stock, then outstanding and entitled to vote is required for (i) the declaration or payment of a dividend or distribution on the common stock or any other stock that ranks junior to or equally with the Series A Preferred Stock, subject to certain conditions specified in the Certificate of Designations; (ii) the purchase, redemption or other acquisition by the company of any common stock or other stock ranking junior to or equal with the Series A Preferred Stock, subject to certain conditions specified in the Certificate of Designations; (iii) any amendment of the company’s Certificate of Incorporation or the Series A Preferred Stock so as to adversely affect the relative rights, preferences, privileges or voting powers of the Series A Preferred Stock; or (iv) the authorization or issuance of, or reclassification into, any capital stock that would rank senior to or equal with the Series A Preferred Stock (including additional shares of Series A Preferred Stock).

In connection with the transaction, the company entered into an Investor Rights Agreement pursuant to which the company granted certain rights to the Investors. Subject to certain exceptions, for so long as the Investors’ ownership percentage is equal to or greater than 10%, the approval of at least one of the directors designated to the company’s board of directors by the Investors is required for the company to incur any indebtedness for borrowed money in excess of $200 million in the aggregate during any fiscal year if the ratio of the consolidated debt of the company and its subsidiaries to the trailing four quarter adjusted EBITDA of the company and its subsidiaries, on a consolidated basis, is more than 4x. In addition, for so long as the Investors’ ownership percentage is (i) equal to or greater than 15%, the Investors are entitled to nominate three of our fourteen directors, (ii) less than 15% but more than 10%, the Investors are entitled to nominate two of our fourteen directors and (iii) less than 10% but more than 5%, the Investors are entitled to nominate one of our fourteen directors. On June 23, 2009, three directors designated by the Investors were elected to the company’s board of directors.

Certain features of the redeemable preferred stock described above constitute derivatives separable from the preferred stock; however, at issuance those features had little or no value and are not expected to have significant value for the foreseeable future.

In connection with issuance of the redeemable preferred stock, the company’s board of directors eliminated 500,000 shares of previously authorized but not outstanding Junior Participating Preferred Stock, Series A. Further, the board of directors authorized issuance of 280,000 shares of Series A Preferred Stock, and authorized 80,000 shares of Series B Preferred Stock, of which 274,596 and 75,404, respectively, were issued as discussed above. Any such Series A or Series B Preferred Stock that is redeemed, purchased or otherwise acquired by the company or converted into another series of preferred stock shall revert to authorized but unissued shares of preferred stock.

Note C – Asset Impairments, Exit Costs and Other Charges

During the fourth quarter of 2008, we performed an internal review of assets and processes with the goal of positioning the company to respond to the continued degradation in the global economy and to position the company for the economy’s eventual improvement. The results of that internal review led to decisions to close stores, close certain distribution facilities, exit certain businesses, write off certain assets that were not seen as providing sufficient future benefit, and undertake certain actions to improve liquidity. Expenses associated with future activities will be recognized as the individual plans are implemented and the related accounting recognition criteria are met. It is currently expected that these plans will be completed by the end of 2009. As with any estimate, the amounts may change when expenses are incurred. We manage the related costs and programs associated with these activities (collectively, the “Charges”) at a corporate level, and accordingly, these amounts are not included in determining Division operating profit.

The following table summarizes the Charges recognized in the first half of 2009 by type of activity as well as changes in the related accrual balances.

(In millions)	Balance at December 27, 2008	Charges incurred	Cash payments	Non-cash settlements and lease accrual reclassification	Currency and other adjustments	Balance at June 27, 2009

Cost of goods sold	$ —	$ 10	$ —	$ (10)	$ —	$ —
One-time termination benefits	14	17	(21)	—	(1)	9
Lease and contract obligations	33	97	(26)	32	—	136
Asset impairments and accelerated depreciation	—	26	—	(26)	—	—
Other associated costs	—	5	(5)	—	—	—

Total	$ 47	$ 155	$ (52)	$ (4)	$ (1)	$ 145

During the second quarter of 2009, we recognized approximately $35 million of Charges associated with these activities as the previously-identified plans were implemented and the related accounting recognition criteria were met. Approximately $30 million is included in store and warehouse operating and selling expenses and $5 million is included in general and administrative expenses on our Condensed Consolidated Statement of Operations. Implementation of these activities during the quarter resulted in charges primarily for lease accruals, severance expenses and asset impairments related to sale-leaseback transactions that closed during the period.

During the first half of 2009, we recognized Charges of approximately $155 million, of which, $126 million is included in store and warehouse operating and selling expenses, $19 million is included in general and administrative expenses and $10 million is included in cost of goods sold and occupancy costs. Previously accrued lease related costs such as tenant improvement allowances and various rent credits have been reclassified to the accrued lease liability associated with facilities closed during the first half of 2009. The net effect of this reclassification was to lower the lease-related Charge recognized in the first half of 2009 by approximately $32 million. The resulting liability reflects the company’s best estimate of its obligations under these long-term arrangements, net of sublease assumptions, discounted at the company’s current estimated unsecured borrowing rate. This accrued liability may be adjusted in future periods as actual sublease activity is better or worse than estimated. It is currently expected that any such adjustments, as well as accretion of this liability will be reflected as a component of Charges in future periods.

During the first half of 2009, we also entered into several sale and sale-leaseback transactions related to the strategic review and to enhance liquidity. Total proceeds from these transactions were approximately $147 million and are included in the investing section on our Condensed Consolidated Statement of Cash Flows. One transaction was the sale of an asset previously classified as a capital lease. Payments to satisfy the existing capital lease obligation are included in the financing section of the Condensed Consolidated Statement of Cash Flows. Losses on these transactions are included in the Charges above. Gains have been deferred and will reduce rent expense over the related leaseback periods. An additional sale and leaseback arrangement associated with operating properties included provisions that resulted in the transaction being accounted for as a financing. Accordingly, approximately $19 million has been included in long-term debt on the Condensed Consolidated Balance Sheet at June 27, 2009.

Charges for the second quarter of 2008 relating to a previous business review program totaled approximately $16 million. Approximately $12 million was included in store and warehouse operating and selling expenses and approximately $4 million was included in general and administrative expenses. During the first half of 2008, we recognized Charges of approximately $27 million, of which, $20 million was included in store and warehouse operating and selling expenses and $7 million was included in general and administrative expenses. The second quarter and first half 2008 Charges primarily related to severance expenses and accelerated depreciation.

See the 2008 Form 10-K for additional discussion of these activities.

Note D – Stockholders’ Equity and Comprehensive Income

The following table reflects the changes in stockholders’ equity attributable to both Office Depot, Inc. and the noncontrolling interests of the subsidiaries in which we have a majority, but not total, ownership interest.

(In thousands)	Attributable to Office Depot, Inc.	Attributable to noncontrolling interest	Total

Stockholders’ equity at December 27, 2008	$1,362,950	$4,883	$1,367,833
Comprehensive income:
Net earnings (loss)	(136,811)	(1,385)	(138,196)
Other comprehensive income (loss):	4,019	90	4,109

Comprehensive income (loss)	(132,792)	(1,295)	(134,087)
Share transactions under employee and direct stock purchase plans	(4,398)	—	(4,398)
Amortization of long-term incentive stock grant	13,510	—	13,510

Stockholders’ equity at June 27, 2009	$1,239,270	$3,588	$1,242,858

Stockholders’ equity at December 29, 2007	$3,083,844	$15,564	$3,099,408
Comprehensive income:
Net earnings (loss)	66,771	(767)	66,004
Other comprehensive income (loss):	91,734	1,497	93,231

Comprehensive income (loss)	158,505	730	159,235
Acquisition of majority-owned subsidiaries	—	2,931	2,931
Purchase of subsidiary shares from noncontrolling interest	—	(13,970)	(13,970)
Share transactions under employee and direct stock purchase plans	(1,770)	—	(1,770)
Amortization of long-term incentive stock grant	21,215	—	21,215

Stockholders’ equity at June 28, 2008	$3,261,794	$5,255	$3,267,049

Comprehensive income represents all non-owner changes in stockholders’ equity and consists of the following:

	Second Quarter		First Half
(In thousands)	2009	2008	2009	2008

Net earnings (loss)	$(82,864)	$(2,629)	$(138,196)	$66,004
Other comprehensive income (loss):
Foreign currency translation adjustments, net	52,180	16,077	5,008	105,655
Amortization of gain on cash flow hedge, net	(414)	(414)	(829)	(829)
Change in deferred pension, net	(2,806)	(11,470)	(2,806)	(11,470)
Change in deferred cash flow hedge, net	1,742	(125)	2,736	(125)

Total other comprehensive income (loss)	50,702	4,068	4,109	93,231

Comprehensive income (loss)	(32,162)	1,439	(134,087)	159,235
Less: comprehensive income (loss) attributable to the noncontrolling interest	(587)	16	(1,295)	730

Comprehensive income (loss) attributable to Office Depot, Inc.	$(31,575)	$1,423	$(132,792)	$158,505

Note E – Earnings Per Share

The following table represents the calculation of net earnings (loss) per common share:

	Second Quarter		First Half
(In thousands, except per share amounts)	2009	2008	2009	2008

Basic Earnings Per Share
Numerator:
Income (loss) available to common shareholders	$(82,558)	$(2,002)	$(137,297)	$66,771

Denominator:
Weighted-average shares outstanding	270,290	272,845	271,735	272,620

Basic earnings (loss) per share	$(0.31)	$(0.01)	$(0.51)	$0.24

Diluted Earnings Per Share
Numerator:
Net earnings (loss) attributable to Office Depot, Inc.	$(82,072)	$(2,002)	$(136,811)	$66,771

Denominator:
Weighted-average shares outstanding	270,290	272,845	271,735	272,620
Effect of dilutive securities:
Stock options and restricted stock	3,416	517	1,740	481
Redeemable preferred stock	3,851	—	1,926	—

Diluted weighted-average shares outstanding	277,557	273,362	275,401	273,101

Diluted earnings (loss) per share	N/A	N/A	N/A	$0.24

Following the issuance of the redeemable preferred stock on June 23, 2009, basic earnings per share is computed after consideration of preferred stock dividends. Diluted earnings per share is based on earnings before preferred stock dividends, but after assumed conversion into common stock unless such computation results in a number that is less dilutive, as it does in both the second quarter and first half of 2009. Accordingly, diluted earnings (loss) per share is indicated as not applicable (“N/A”) in the table above. In subsequent quarters, preferred stock dividends will be accrued and the assumed conversion of shares will be for the full quarterly periods. The diluted share amounts for the 2009 periods and the second quarter of 2008 are provided for informational purposes, as the net loss for the periods causes basic earnings (loss) per share to be the most dilutive.

Shares of redeemable preferred stock have conditional rights to participate in common stock dividends as described in Note B, but those conditions were not met for the quarter. A two class security earnings per share presentation will be provided for any period in which the conditions are met.

Awards of options and nonvested shares representing approximately an additional 15 million shares of common stock were outstanding for the quarter ended June 27, 2009 but were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

Note F – Division Information

Office Depot operates in three segments: North American Retail Division, North American Business Solutions Division, and International Division. The following is a summary of our significant accounts and balances by segment (or “Division”), reconciled to consolidated totals.

	Sales
	Second Quarter		First Half
(In thousands)	2009	2008	2009	2008

North American Retail Division	$1,126,003	$1,433,059	$2,562,445	$3,146,515
North American Business Solutions Division	868,140	1,064,077	1,782,274	2,168,097
International Division	829,998	1,107,937	1,704,686	2,252,478

Total	$2,824,141	$3,605,073	$6,049,405	$7,567,090

	Division Operating Profit (Loss)
	Second Quarter		First Half
(In thousands)	2009	2008	2009	2008

North American Retail Division	$(13,091)	$(4,379)	$68,253	$78,090
North American Business Solutions Division	22,549	49,300	55,608	108,868
International Division	3,111	51,153	21,658	111,334

Total	$12,569	$96,074	$145,519	$298,292

A reconciliation of the measure of Division operating profit to consolidated earnings (loss) before income taxes is as follows:
	Second Quarter		First Half
(In thousands)	2009	2008	2009	2008

Total Division operating profit	$12,569	$96,074	$145,519	$298,292
Charges, as defined in Note C	(35,020)	(15,536)	(155,062)	(26,280)
Corporate general and administrative expenses (excluding Charges)	(75,478)	(83,940)	(148,843)	(172,090)
Amortization of deferred gain	—	1,873	—	3,746
Interest income	718	5,604	1,912	6,509
Interest expense	(16,745)	(14,406)	(34,663)	(29,226)
Miscellaneous income (expense), net	412	5,875	(3,147)	14,176

Earnings (loss) before income taxes	$(113,544)	$(4,456)	$(194,284)	$95,127

Goodwill by Division is as follows:

	Goodwill
(In thousands)	June 27, 2009	December 27, 2008	June 28, 2008

North American Retail Division	$—	$—	$2,249
North American Business Solutions Division	19,431	19,431	369,195
International Division	—	—	1,020,212

Total	$19,431	$19,431	$1,391,656

The changes in goodwill balances from the second quarter of last year primarily reflect the $1.2 billion impairment charge recorded during the fourth quarter of 2008.

Note G – Pension Disclosures

The components of net periodic pension cost (gain) for our foreign defined benefit plan are as follows:

	Second Quarter		First Half
(In millions)	2009	2008	2009	2008

Service cost	$—	$(0.3)	$—	$0.6
Interest cost	2.2	3.1	4.3	6.1
Expected return on plan assets	(1.6)	(2.9)	(3.1)	(5.7)

Net periodic pension cost (gain)	$0.6	$(0.1)	$1.2	$1.0

Curtailment gain	$—	$(13.1)	$—	$(13.1)

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

For the first half of 2009, we have contributed approximately $2.5 million to our foreign pension plan. We currently anticipate making contributions of approximately $5 million for the full year 2009, inclusive of amounts to reduce the unfunded status of the plan.

Note H – Accounting for Uncertainty in Income Taxes

We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2000. Our U.S. federal filings for the years 2000 and 2002 through 2007 are under varying stages of routine examination, and it is not anticipated that all aspects of these examinations will be completed before 2010. Additionally, the U.S. federal tax return for 2008 is under concurrent year review. Significant international tax jurisdictions include the U.K., the Netherlands, France and Germany. Generally, we are subject to routine examination for years 2001 and forward in these jurisdictions. It is reasonably possible that certain of these audits will close within the next 12 months, which could result in a decrease of as much as $39 million or an increase of as much as $31 million to our accrued uncertain tax positions. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits, however, an estimate of such changes cannot reasonably be made at this time.

Note I – Derivative Instruments and Hedging Activity

As a global supplier of office products and services we are exposed to risks associated with changes in foreign currency exchange rates, commodity prices and interest rates. Our foreign operations are typically, but not exclusively, conducted in the currency of the local environment. We are exposed to the risk of foreign currency exchange rate changes when we make purchases, sell products, or arrange financings that are denominated in a currency different from the entity’s functional currency. Depending on the settlement timeframe and other factors we may enter into foreign currency derivative transactions to mitigate those risks. We may designate such qualifying arrangements as hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) [ASC 815]. Gains and losses on these cash flow hedging transactions are deferred in accumulated other comprehensive income (“OCI”) and recognized in earnings in the same period as the hedged item. Transactions that are not designated as hedges are marked to market at each period with changes in value included in earnings. Historically, we have not entered into transactions to hedge our net investment in foreign operations but may in future periods.

We also are exposed to the risk of changing fuel prices from inbound and outbound transportation arrangements. Some of our transportation contracts provide for specific identification of the fuel cost component such that the risk of fuel price changes may be offset by third-party contracts thereby allowing us to designate and qualify these offsetting contracts as cash flow hedges for accounting purposes. Deferred gains or losses associated with these arrangements are recorded in OCI until such time as the hedged item impacts earnings. As of June 27, 2009, the company had outstanding commodity forward contracts that were entered into to hedge the forecasted purchases of 3.2 million gallons of fuel. The structure of other transportation arrangements, however, precludes applying hedge accounting. In those circumstances, we may enter into derivative transactions to offset the risk of commodity price changes, and the value of the derivative contract is marked to market at each reporting period with changes recognized in earnings. No such non-designated hedging arrangements existed for the first half of 2009.

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

The following tables provide information on our hedging and derivative positions and activity.

Fair Value of Derivative Instruments
As of June 27, 2009

(In thousands)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Commodity contracts	Other current liabilities	$3,072

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	2,677

Total derivatives		$5,749

(In thousands)	Location of gain/(loss) recognized in earnings	Amount of gain/(loss) recognized in earnings
		Second Quarter 2009	First Half 2009

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Miscellaneous income (expense), net	$(5,770)	$(10,325)

Total		$(5,770)	$(10,325)

(In thousands)	Amount of gain/(loss) recognized in OCI		Location of gain/(loss) reclassified from OCI into earnings	Amount of gain/(loss) reclassified from OCI into earnings
	Second Quarter 2009	First Half 2009		Second Quarter 2009	First Half 2009
Commodity contracts – fuel hedges	$1,330	$2,919	Cost of goods sold and occupancy costs & Store and warehouse operating and selling expenses*	$(2,430)	$(5,115)

Total	$1,330	$2,919		$(2,430)	$(5,115)

*	Approximately 60% of the losses for the second quarter and first half of 2009 are reflected in cost of goods sold and occupancy costs. The remaining 40% of the losses are reflected in store and warehouse operating and selling expenses.

The existing hedge contracts are highly effective and the ineffective portion is considered immaterial. The foreign exchange contracts extend through September 2009 and the fuel contracts through December 2009. Losses currently deferred in OCI are expected to be recognized in earnings within the next 12 months. As of June 27, 2009, there were no arrangements requiring collateral. The fair values of our foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current exchange rates. The values are based on market-based inputs or unobservable inputs that are corroborated by market data.

Note J – Investment in Unconsolidated Joint Venture

Since 1994, we have participated in a joint venture in Mexico, Office Depot de Mexico. Because we participate equally in this business with a partner, we account for this investment using the equity method. Our proportionate share of Office Depot de Mexico’s net income or loss is presented in miscellaneous income, net in the Condensed Consolidated Statements of Operations.

The following tables provide summarized unaudited information from the balance sheets and statements of earnings for Office Depot de Mexico:

(In thousands)	June 27, 2009	December 27, 2008	June 28, 2008

Current assets	$208,701	$207,661	$238,430
Non-current assets	246,014	241,726	277,577
Current liabilities	160,786	155,017	181,816
Non-current liabilities	—	—	—

	Second Quarter		First Half
(In thousands)	2009	2008	2009	2008

Sales	$185,693	$227,905	$380,092	$454,745
Gross profit	54,667	66,973	108,998	130,939
Net income	11,725	17,041	24,173	34,024

The changes in balances and results from the prior year periods primarily reflect changes in foreign currency exchange rates.

During the first quarter of 2009, we received a $13.9 million dividend from this venture.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Office Depot, Inc., together with our subsidiaries, is a global supplier of office products and services. We sell to consumers and businesses of all sizes through our three segments (or “Divisions”): North American Retail Division, North American Business Solutions Division, and International Division.

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

RESULTS OF OPERATIONS

OVERVIEW

A summary of factors important to understanding the results for the second quarter of 2009 is provided below and further discussed in the narrative that follows this overview.

•

Second quarter sales decreased 22% to $2.8 billion when compared to the second quarter of 2008. Sales in North America were down 20%, and International sales decreased 25% in U.S. dollars and 12% in local currencies. North American Retail Division comparable store sales decreased 18% for the quarter.

•

Gross profit totaled $764 million in the second quarter of 2009, down 22% from the same period in 2008. This comparison primarily reflects the flow through from our sales volume decline, partially offset by lower charges for shrink and inventory valuation.

•

As part of our previously announced strategic reviews, we recorded $35 million of charges in the second quarter of 2009 and $16 million of charges in the second quarter of 2008 (the “Charges”). Implementation of activities during the second quarter of 2009 resulted in charges primarily for lease accruals, severance expenses and asset impairments related to sale-leaseback transactions that closed during the period.

•

Total operating expenses were down 12% compared to the second quarter of 2008. This decrease primarily reflects lower payroll and advertising expenses as well as reductions in distribution costs and professional and legal fees. These decreases were significantly offset by the increase in Charges from the second quarter of 2008.

•

We reported a net loss attributable to Office Depot, Inc. of $82 million for the second quarter of 2009 compared to a net loss attributable to Office Depot, Inc. of $2 million in the same quarter of the prior year, and we reported a diluted loss per share of $0.31 in the second quarter of 2009 versus a diluted loss per share of $0.01 in the same period a year ago. After-tax Charges negatively impacted earnings per share by $0.09 in the second quarter of 2009 and $0.05 in the second quarter of 2008.

•

We reported a net loss attributable to Office Depot, Inc. of $137 million for the first half of 2009 compared to net earnings attributable to Office Depot, Inc. of $67 million in the same period of 2008, and we reported a diluted loss per share of $0.51 in the first half of 2009 versus diluted earnings per share of $0.24 in the same period a year ago. After-tax Charges negatively impacted earnings per share by $0.39 in the first half of 2009 and $0.08 in the first half of 2008.

•	On June 23, 2009, we issued $350 million of redeemable preferred stock and received cash, net of fees paid in the quarter, of approximately $327 million.

Charges and Division Results

Charges

During the fourth quarter of 2008, we performed an internal review of assets and processes with the goal of positioning the company to respond to the continued degradation in the global economy and to position the company for the economy’s eventual improvement. The results of that internal review led to decisions to close stores, close certain distribution facilities, exit certain businesses, write off certain assets that were not seen as providing sufficient future benefit, and undertake certain actions to improve liquidity. Expenses associated with future activities will be recognized as the individual plans are implemented and the related accounting recognition criteria are met. Our full year 2009 estimate has increased from our last estimate in April 2009 primarily from sale-leaseback transactions, adjustments to sublease assumptions because of the weak real estate market and changes in other project costs. We currently estimate Charges to be recognized during the remainder of 2009 to be in a range of approximately $85 million to $115 million, bringing our estimate of 2009 total Charges to be in a range of $240 million to $270 million. We anticipate all activities to be completed by the end of 2009; however, changes in long-term accruals such as lease obligations, may continue to impact results in future periods. As with any estimate, the timing and amounts may change when projects are implemented and such changes may be significant. Also, changes in foreign currency exchange rates will have an impact on amounts reported in U.S. dollars related to foreign operations. Charges recognized in the second quarter and first half of 2008 related to a previous business review program.

Our measurement of Division operating profit excludes the Charges because they are evaluated internally at the corporate level. The Charges recognized during the second quarter and first half of 2009 and 2008 are included in the following lines in our Condensed Consolidated Statement of Operations.

(In millions)	Second Quarter		First Half
	2009	2008	2009	2008
Cost of goods sold and occupancy costs	$—	$—	$10	$—
Store and warehouse operating and selling expenses	30	12	126	20
General and administrative expenses	5	4	19	7

Total Charges	$35	$16	$155	$27

For additional information on the Charges, see Note C.

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

North American Retail Division

	Second Quarter		First Half
(Dollars in millions)	2009	2008	2009	2008

Sales	$1,126.0	$1,433.1	$2,562.4	$3,146.5
% change	(21)%	(6)%	(19)%	(7)%

Division operating profit (loss)	$(13.1)	$(4.4)	$68.3	$78.1
% of sales	(1.2)%	(0.3)%	2.7%	2.5%

Second quarter sales in the North American Retail Division were $1.1 billion, down 21% from the prior year. Comparable store sales in the 1,138 stores in the U.S. and Canada that have been open for more than one year decreased 18% for the quarter and 17% for the first half of 2009. While transaction counts were down in the second quarter of 2009 compared to the same period last year, the greater decline in the quarter resulted from a drop in average order value. Consistent with previous periods, the decrease in sales was driven by macroeconomic factors such as reduced spending by consumers and small business customers, especially on large ticket items like furniture and computers. Additionally, our decision to proactively reduce promotions in certain categories negatively impacted our comparable store sales. Within each of our three major product categories of supplies, technology and furniture, we experienced a sales decline compared to the second quarter of 2008. The negative comparable store sales continue to be driven by fewer sales of higher priced, discretionary categories in furniture, technology and peripherals. Some of our best performing categories were consumables, including ink, toner and paper as well as Design, Print and Ship services. Weak sales in Florida, Texas and California continue to weigh heavily on our results as our small business customers in those areas continue to be impacted by weak economic conditions, high unemployment levels and limited access to liquidity.

The North American Retail Division reported an operating loss of approximately $13 million in the second quarter of 2009, compared to a loss of $4 million in the same period of the prior year. The first half results were an operating profit of $68 million in 2009 compared to $78 million in 2008. This measure of operating performance is consistent with the internal reporting of results used to manage the business and allocate resources but does not include charges associated with the strategic decisions made as part of the internal review initiated during the fourth quarter of 2008. Please see Charges discussion in the MD&A Overview section above.

Improvement in product margins resulted in an increase in operating profit of approximately $6 million. This was due to an improvement in product mix as core supplies and key services contributed a larger portion of our sales compared to the second quarter of 2008. Additionally, we recognized a $23 million benefit from lower charges for shrink and inventory valuation in the second quarter of 2009. This reduction, resulted from our efforts to lower our inventory, minimize clearance and reduce shrink exposure. We also had a $15 million comparative benefit from closing the underperforming stores identified as part of the strategic review we initiated in the fourth quarter of 2008. Reduced operating expenses, including lower depreciation from prior impairments, resulted in a $16 million improvement in operating profit compared to the second quarter of 2008. On the negative side, operating profit decreased by approximately $64 million as a result of the gross margin and operating expense impacts linked to our sales volume decline (the “flow through” impact). Finally, we increased our reserve for previously closed stores by approximately $5 million to reflect current assumptions related to subleases. The factors discussed for the second quarter results are largely the same factors impacting the first half of 2009 compared to 2008.

At the end of the second quarter of 2009, Office Depot operated 1,158 office products stores throughout the U.S. and Canada. We closed five stores and opened three stores during the period. We closed 112 stores during the first half of 2009, of which 111 were closed as part of the strategic review initiated in the fourth quarter of 2008. We plan to open ten or fewer new stores over the remainder of 2009.

Our inventory per store at the end of the second quarter of 2009 was approximately $714,000, down 21% from the end of the second quarter of 2008. Average inventory per store in the second quarter of 2009 was $670,000, down 28% from the same period last year. These declines are a result of improved inventory management and our reduced exposure to higher dollar value inventory items.

As we look at the third quarter, we expect our results to improve compared to the second quarter of 2009. However, we anticipate the back to school season to be promotional and our competition to be very aggressive.

North American Business Solutions Division

	Second Quarter		First Half
(Dollars in millions)	2009	2008	2009	2008

Sales	$868.1	$1,064.1	$1,782.3	$2,168.1
% change	(18)%	(5)%	(18)%	(5)%

Division operating profit	$22.5	$49.3	$55.6	$108.9
% of sales	2.6%	4.6%	3.1%	5.0%

Second quarter sales in the North American Business Solutions Division were $868 million, down 18% compared to the second quarter of 2008 as our customers continued to reduce spending on office products. Sales in both our small- to medium-sized business customers and our large, national account customers continued to decline in the second quarter, reflecting a decrease in the number of transactions by our customers. Additionally, in the large national accounts, we experienced extremely aggressive pricing from some of our competitors. On a product category basis, the Division continued to see weakness in durables such as furniture, technology and peripherals, as customers delayed their purchases of these products in favor of consumables like paper, ink and toner. We have not yet seen any indication that this purchasing trend will be changing in the near term. The sales decline in our business in Florida and California continued to exceed the overall rate of decline for the Division in the second quarter of 2009. These two states continue to represent about 30% of Division revenue and about one-third of the revenue decline from the second quarter and first half of 2008.

The North American Business Solutions Division reported an operating profit of approximately $23 million in the second quarter of 2009, compared to $49 million in the same period of the prior year. Approximately $6 million of the decline resulted from lower product margins, reflecting a less profitable product mix and cost increases that could not be passed on to our customers. Approximately $36 million of the operating profit decline relates to the flow through impact of lower sales levels. Partially offsetting this decline were positive impacts of approximately $16 million from lower customer rebates tied to volume, lower charges for inventory shrink and reduced selling and G&A expenses. The North American Business Solutions Division reported an operating profit of approximately $56 million in the first half of 2009, compared to $109 million in the same period of the prior year. The factors discussed for the second quarter results are largely the same factors impacting the first half of 2009 compared to 2008.

As we look at the third quarter, we expect the year-over-year sales decline to improve as we compare against our weak sales results from the third quarter of 2008. In addition, we anticipate that operating profit in the third quarter will be relatively consistent with the second quarter of 2009.

International Division

	Second Quarter		First Half
(Dollars in millions)	2009	2008	2009	2008

Sales	$830.0	$1,107.9	$1,704.7	$2,252.5
% change	(25)%	13%	(24)%	9%
% change in local currency sales	(12)%	2%	(10)%	(1)%

Division operating profit	$3.1	$51.2	$21.7	$111.3
% of sales	0.4%	4.6%	1.3%	4.9%

The International Division reported second quarter sales of $830 million, a decrease of 25% in U.S. dollars. Local currency sales decreased 12%, with all but a few countries in which we operate reporting sales declines compared to the second quarter of 2008. The U.K., France, and Germany all reported double-digit declines in local currency sales and combined, accounted for approximately 70% of the overall decrease in local currency sales. Similar to North America, the global recession is causing worsening cash flows, tight credit conditions and deteriorating profitability by our customers, and is driving a reduction in both business investment and office supply expenditures. Sales in the direct business declined 15% in local currency and sales in the contract business declined 11% in local currency. These sales declines were driven by continued softness in higher priced items such as furniture and technology, increased purchasing from sale catalogs, increased competitiveness and a general decline in transactions as customers limit purchases to their essential needs. Additionally, the International Division’s sales were reduced as a result of our previously announced plans to exit the retail business in Japan, which will continue through the third quarter of 2009.

The International Division reported an operating profit of approximately $3 million in the second quarter of 2009, compared to $51 million in the same period of the prior year. Division operating profit for the first half of 2009 was $22 million, compared to $111 million in the same period of 2008. This measure of operating performance is consistent with the internal reporting of results used to manage the business and allocate resources but does not include charges associated with the strategic decisions made as part of the internal review initiated during the fourth quarter of 2008. Please see Charges discussion in the MD&A Overview section above.

Approximately $49 million of the decrease in operating profit from the second quarter of 2008 to the second quarter of 2009 resulted from the flow through impact of lower sales levels, and $13 million of the decrease resulted from the curtailment of a U.K. pension plan, which resulted in a gain in the second quarter of 2008. Additionally, an increase in promotional activity and cost increases that could not fully be passed on to our customers negatively impacted operating profit by approximately $8 million. Changes in foreign exchange rates, driven by a stronger U.S. dollar, unfavorably impacted operating profit by $2 million compared to the second quarter of 2008. Partially offsetting these negative factors was an improvement of approximately $24 million in our operating expenses as we reduced selling and distribution costs.

As we look at the third quarter, we do not expect a significant change in the economic conditions in our broad international markets. We expect to see declines in local currency sales and lower operating profit when compared to the prior year.

Corporate and Other

General and Administrative Expenses: Total G&A decreased from $175 million in the second quarter of 2008 to $170 million in the second quarter of 2009. As noted above, the portion of G&A expenses considered directly or closely related to unit activity is included in the measurement of Division operating profit above. The remainder of the total G&A expenses are considered corporate expenses. A breakdown of G&A is provided in the following table:

	Second Quarter		First Half
(In millions)	2009	2008	2009	2008

Division G&A	$89.8	$87.7	$179.0	$194.8
Corporate G&A	80.6	87.5	167.8	179.0

Total G&A	$170.4	$175.2	$346.8	$373.8

Corporate G&A includes Charges of $5 million in the second quarter of 2009 and $4 million in the second quarter of 2008. After considering the impact of Charges recognized in the period, Corporate G&A fell by approximately $8 million during the second quarter of 2009 compared to the same period of 2008 primarily reflecting reduced legal and professional fees and lower payroll costs including severance. During the second quarter of 2008, the company initiated a voluntary exit incentive program for certain employees that resulted in a charge of approximately $6 million for severance expenses in the period. The positive factors were partially offset by increases in performance-based variable pay and depreciation expense from the second quarter of 2008 to the second quarter of 2009. Corporate G&A includes Charges of $19 million in the first half of 2009 and $7 million in the first half of 2008. The decrease in G&A on a year to date basis resulted from similar factors as those that impacted the quarterly results.

Effective for the beginning of the third quarter of 2009, the company implemented a new enterprise software system which will increase quarterly amortization expense included in corporate G&A by approximately $7 million over the corresponding prior periods. Corporate G&A for the third quarter of 2009 will include approximately $10 million from the effect of accelerated vesting of certain employee stock grants if shareholders approve aspects of the redeemable preferred stock issuance. Also, change in control features in certain employment contracts could result in additional G&A expenses in future periods if covered executives’ are involuntarily, or in certain cases, voluntarily terminated.

During 2006, we sold our former corporate campus and leased the facility back as construction of a new facility was being completed. The amortization of the deferred gain on the sale recognized during the first half of 2008 largely offset the rent expense incurred during the period.

Other income (expense): The increase in net interest costs was driven by increased interest expense, which resulted from the amortization of debt issuance costs related to our asset based credit facility, higher average borrowing rates on lower average borrowings, and the interest expense recognized on the capital lease associated with our new corporate campus. We also experienced lower levels of interest income compared to the second quarter of 2008.

The decrease in net miscellaneous income in the second quarter reflects additional foreign currency losses and lower equity in earnings from our joint venture in Mexico, Office Depot de Mexico, which resulted primarily from changes in foreign currency exchange rates. In addition to these factors, the decrease in the year to date amount also reflects the comparison to a $5 million gain recognized in the first quarter of 2008 from the sale of a non-operating asset.

Other - Income Taxes: Our effective tax rate was 27.0% and 41.0% for the second quarters of 2009 and 2008, respectively. The change in effective tax rates is attributable to a shift in the mix of anticipated domestic and international results partially offset by $10 million of a change in our accrual for uncertain tax positions and a valuation allowance on certain deferred tax assets. The 2008 effective rate also reflects the reclassification of prior year losses from noncontrolling interests to a separate line following the adoption of a new accounting standard at the beginning of 2009. The effective tax rate may change due to shifts in domestic and international income and other factors. We anticipate our full year base operating rate to be approximately 31% to 34%. However, the effective tax rate in future periods can be affected by variability in our mix of income, the tax rates in various jurisdictions, changes in the rules related to accounting for income taxes, outcomes from tax audits that regularly are in process and our assessment of the need for accruals for uncertain tax positions.

Under existing accounting rules (Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, [Accounting Standards Codification (“ASC”) 740-10-30]), we regularly consider both positive and negative information in assessing whether a valuation allowance is needed on our deferred tax assets. The downturn in the economy and our results are sources of negative evidence to be weighed in this evaluation. The longer the weak economic conditions persist and our results decline compared to prior periods, the more significant these considerations become. Though the company believes that it will return to profitability in future periods, we will be monitoring closely the potential realizability of our deferred tax assets. A decline in our performance could result in valuation allowances being required for some or a significant portion of our deferred tax assets, perhaps as early as this year, and could reverse previously-recognized tax benefits and negatively impact our ability to recognize future tax benefits. The net deferred tax asset balance at December 27, 2008 and June 27, 2009 was $394 million and $434million, respectively. Further, certain of the restructuring activities associated with our strategic review could result in an increase in tax expense, depending on the ultimate structures put in place. Should any of these outcomes materialize, the company currently does not believe this additional tax expense would have a cash tax impact in the current fiscal year.

The company periodically seeks to limit future tax expense by entering into tax ruling agreements with international jurisdictions. It is possible that the company may have to concede significant tax attributes in the negotiating process which may increase tax expense. Such a concession should not have a near-term cash tax impact.

LIQUIDITY AND CAPITAL RESOURCES

At June 27, 2009, we had approximately $559 million of cash and cash equivalents and $753 million available under our asset based revolving credit facility based on the June borrowing base certificate. The current and anticipated future challenging economic conditions impact the market for short-term liquidity, but we consider our resources adequate to satisfy our cash needs at least over the next twelve months. We anticipate that market conditions will continue to be challenging through 2009, and in response, we are focused on maximizing cash flow. We have made strong progress towards reducing inventory levels and remain focused on accelerating the collection of our accounts receivable balances. During the first half of 2009, we entered into sale-leaseback transactions and sales of certain assets, and we continue to look at ways to enhance our liquidity position. Our asset based revolving credit facility is also available to support working capital needs.

At June 27, 2009, we had no borrowings outstanding on our asset based revolving credit facility (the “Facility”). There were letters of credit outstanding under the Facility totaling approximately $167.6 million. An additional $0.4 million of letters of credit were outstanding under separate agreements. Average borrowings under the Facility from December 27, 2008 to June 27, 2009 were approximately $180 million at an average interest rate of 3.92%.

Redeemable Preferred Stock Issuance

On June 23, 2009, we issued 274,596 shares of 10.00% Series A Redeemable Convertible Participating Perpetual Preferred Stock (“Series A Preferred Stock”), and 75,404 shares of 10.00% Series B Redeemable Conditional Convertible Participating Perpetual Preferred Stock (“Series B Preferred Stock” together the “Preferred Stock”) for net proceeds of approximately $327 million. Each share of Preferred Stock has an initial liquidation preference of $1,000. Dividends are payable quarterly beginning on October 1, 2009. Cash dividends are currently limited by an existing debt agreement and dividends not paid in cash will be added to the liquidation preference amount for each series. The company will seek shareholder approval for the ability to convert the Series B Preferred Stock into shares of common stock, and the addition to the liquidation preference of the Series A Preferred Stock and the Series B Preferred Stock of dividends not paid in cash (collectively, “Shareholder Approval”). After the third anniversary of issuance, and with respect to the Series B Preferred Stock, after Shareholder Approval, the dividend rate will be reduced to (a) 7.87% if at any time the closing price of the company’s common stock is greater than or equal to $6.62 per share for a period of 20 consecutive trading days, or (b) 5.75% if at any time the closing price of the company’s common stock is greater than or equal to $8.50 per share for a period of 20 consecutive trading days. However, the dividend rate on the Series B Preferred stock will increase to (i) 15.00% if Shareholder Approval is not received within 180 days of issuance, (ii) 17.125% if Shareholder Approval is not received within 270 days; and (iii) 19.00% if Shareholder Approval is not received within 360 days.

Following Shareholder Approval, each share of the Preferred Stock is convertible, at the option of the holder, into 200 shares of common stock, representing an initial conversion price of $5.00 per common share. The conversion rate is subject to anti-dilution adjustments. After the third anniversary of issuance and following Shareholder Approval, the Preferred Stock is redeemable, in whole or in part, at the option of the company, subject to the right of the holder to first convert the Preferred Stock the company proposes to redeem. The redemption price is initially 107% of the liquidation preference amount and decreases by 1% each year until reaching 100% after June 23, 2019. At any time after June 23, 2011, if the closing price of the common stock is greater than or equal to $9.75 per share for a period of 20 consecutive trading days, the Series A Preferred Stock, and following Shareholder Approval, the Series B Preferred Stock is redeemable at 100% of the liquidation preference amount, in whole or in part, at the option of the company, subject to the right of the holder to first convert the Preferred Stock the company proposes to redeem.

The Series A Preferred Stock, and following Shareholder Approval, the Series B Preferred Stock is redeemable at the option of the holder at 101% of the liquidation preference in the event of certain fundamental change provisions (as defined in the Certificate of Designations for each series), including sale, bankruptcy, or delisting of our common stock. If Shareholder Approval has not been received by June 23, 2014, the holders of a majority of the outstanding Series B Preferred Stock will be able to require the company to repurchase all or any part of such shares, subject to contractual limitations in the company’s debt agreements.

Based on our current assessment of 2009 cash flow and the issuance of the $350 million of preferred stock, we believe we have sufficient liquidity to withstand the continuation of difficult economic conditions.

Current Period Results

During the first half of 2009, cash provided by operating activities totaled $106 million compared to $138 million during the same period last year. This decrease primarily reflects a reduction in business performance of approximately $204 million offset by changes in working capital and other. Depreciation and amortization decreased by $24 million year over year reflecting the impairment of fixed and intangible assets we recorded in the fourth quarter of 2008. Changes in net working capital and other components resulted in a $103 million source of cash in the first half of 2009, compared to a $123 million use of cash in the first half of 2008. The source in the 2009 period was driven by our continued focus on collecting accounts receivable balances and controlling our inventory levels. Additionally, this caption includes a $14 million dividend received from our joint venture in Mexico as well as the impact of non-cash Charges and increases in accruals for severance and lease obligations recognized during the first half of 2009. The use in the 2008 period primarily reflected the timing of cash payments, offset partially by reduced inventory and receivable levels during the period. The timing of payments is subject to variability quarter to quarter depending on a variety of factors, including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, see Note A of the Notes to Condensed Consolidated Financial Statements.

Cash provided by investing activities was $101 million in the first half of 2009, compared to a use of $276 million in the same period last year. The cash inflow for the first half of 2009 reflects $147 million of proceeds from several sale and sale-leaseback transactions related to the strategic review and our efforts to enhance our liquidity. One transaction was the sale of an asset previously classified as a capital lease. Payments to satisfy the existing capital lease obligation are included in the financing section.

Capital expenditures totaled approximately $54 million in the first half of 2009, compared to $207 million in the first half of 2008. The decrease primarily reflects a reduction in store openings as well as a decrease in spending related to our information systems and distribution networks. During the first half of 2009, $6 million of cash that had been held in a restricted account at the end of 2008 was released. Similarly, $18 million of restricted cash was released during the first half of 2008. Also, during the first half of 2008, we purchased certain non-operating assets for approximately $40 million. We sold certain of these non-operating assets in the first quarter of 2008, realizing a gain of approximately $5 million in that period. We anticipate capital expenditures for the full year 2009 to be approximately $125 million. We believe our cash on hand, cash from operations, anticipated liquidity actions and our existing credit facility will be sufficient to satisfy our anticipated capital expenditures.

Cash provided by financing activities was approximately $188 million in the first half of 2009, compared to $69 million during the same period in 2008. The source in the first half of 2009 resulted from our issuance of redeemable preferred stock during the second quarter. As discussed above, we completed the $350 million issuance of redeemable preferred stock on June 23, 2009. These proceeds are shown net of fees paid of approximately $23 million on the transaction during the period. Uses of cash during the first half of 2009 resulted from $139 million in payments made on our asset based credit facility and $31 million in capital lease payments. Also, during the first half of 2009, we incurred approximately $19 million in debt as a result of a land sale and leaseback that was treated as a financing transaction as well as approximately $12 million of other short-term borrowings. Cash provided by financing activities in the first half of 2008 also primarily reflects debt borrowings.

Other

The sale and purchase agreement associated with the Guilbert acquisition in 2003 included a provision whereby the funding deficit in Guilbert’s U.K. defined benefit pension plan as at closing of the acquisition would be revalued five years after acquisition and the revalued deficit amount, calculated in accordance with the agreement, would be paid by the seller to the company. The actuary to the plan has prepared a calculation in accordance with the mechanism set out in the agreement, but the seller disputes the valuation. The issue is scheduled to go to arbitration in the first quarter of 2010. The company currently cannot predict the outcome of this issue. We have accounted for the deficit in the plan since acquisition and disclosed this element of continuing consideration in our annual reports. The company’s claim against the seller does not eliminate our funding requirements associated with the plan. Subsequent to acquisition, the plan has been closed to the future accrual of benefits and we have entered into an agreement with the plan’s trustees to fund the existing deficit over a ten year period. U.K. law requires us to review the funding every three years to ensure progress is made toward eliminating the deficit. Currently, the company is making annual payments of approximately $5 million into the plan and is scheduled to agree with the plan’s trustees on the ensuing three-year funding targets during 2010.

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

New Accounting Pronouncements

Effective at the beginning of the first quarter of 2009, we adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements [ASC 810-10-45]. As required by this Standard, the presentation of noncontrolling interests, previously referred to as minority interest, has been changed on the Condensed Consolidated Balance Sheets to be reflected as a component of total stockholders’ equity and on the Condensed Consolidated Statements of Operations to be a specific allocation of net earnings (loss). Note D also allocates comprehensive income between Office Depot and noncontrolling interest. Amounts reported or included in prior periods have not changed but have been reclassified to conform with the current period presentation. Earnings per share continue to be based on earnings attributable to Office Depot, Inc.

In April 2009, the FASB issued three related FASB Staff Positions: (i) FSP FAS No. 115-2 and FAS No. 124-2, Recognition of Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which are effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS 115-2 and FAS 124-2 modifies the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. The adoption of these FASB Staff Positions did not have a material impact on our financial condition, results of operations or cash flows.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“FAS 165”) [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this Standard during the second quarter of 2009. FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the SEC on July 28, 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“FAS 166”) [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FAS 166 is effective for fiscal years beginning after November 15, 2009. We have not completed our assessment of the impact FAS 166 will have on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. We have not completed our assessment of the impact FAS 167 will have on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 26, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks

At June 27, 2009, there had not been a material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2008 Form 10-K.

Foreign Exchange Rate Risks

At June 27, 2009, there had not been a material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2008 Form 10-K.

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

In early November 2007, two putative class action lawsuits were filed against the company and certain of its executive officers alleging violations of the Securities Exchange Act of 1934. In addition, two putative shareholder derivative actions were filed against the company and its directors alleging various state law claims including breach of fiduciary duty. The allegations made in these lawsuits primarily related to the accounting for vendor program funds.

Each of the above-referenced lawsuits was filed in the Southern District of Florida and captioned as follows: (1) Nichols v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 6, 2007; (2) Sheet Metal Worker Local 28 Pension Fund v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 5, 2007; (3) Marin, derivatively, on behalf of Office Depot, Inc. v. Office Depot, Inc., Steve Odland, Neil R. Austrian, David W. Bernauer, Abelardo E. Bru, Marsha J. Evans, David I. Fuente, Brenda J. Gaines, Myra M. Hart, Kathleen Mason, Michael J. Myers, and Office Depot, Inc. filed on November 8, 2007; and (4) Mason, derivatively, on behalf of Office Depot, Inc. v. Steve Odland, Neil R. Austrian, David W. Bernauer, Abelardo E. Bru, Marsha J. Evans, David I. Fuente, Brenda J. Gaines, Myra M. Hart, Kathleen Mason, Michael J. Myers, and Office Depot, Inc. filed on November 8, 2007.

On March 21, 2008, the court in the Southern District of Florida entered an Order consolidating the class action lawsuits and an Order consolidating the derivative actions. On April 29, 2009, the consolidated derivative lawsuit was dismissed without prejudice.

Lead plaintiff in the consolidated class actions, the New Mexico Educational Retirement Board, filed its Consolidated Amended Complaint on July 2, 2008. On September 2, 2008, Office Depot filed a motion to dismiss the Consolidated Amended Complaint on the basis that it failed to state a claim. On March 31, 2009, the court dismissed the Consolidated Amended Complaint, but allowed the lead plaintiff leave to amend. On April 20, 2009, the lead plaintiff filed a Second Consolidated Amended Complaint. On May 21, 2009, we filed a motion to dismiss the Second Consolidated Amended Complaint, which is pending before the court.

As part of a normal process of doing business with federal, state and local governmental agencies, we are subject to audits and reviews of our governmental contracts. Many of these audits and reviews are resolved without incident, however we have had several highly publicized inquiries by certain state agencies into contract pricing, and additional state inquiries may follow. We currently do not anticipate that this will have a material effect on our business. We are currently cooperating with the Florida, Texas, Missouri, Colorado, California and Ohio Attorneys General with respect to civil investigations regarding our pricing practices that relate primarily to government customers. We first became aware of the Florida matter in the second quarter of 2008 and the Missouri and Texas matters in the first quarter of 2009. We became aware of the Colorado, California and Ohio matters during the second quarter of 2009. We are also cooperating with the U.S. Department of Defense (“DOD”), the Department of Education and the General Services Administration (“GSA”) with respect to their joint investigations that are being conducted in coordination with the Department of Justice regarding our pricing practices that relate to sales to certain federal agencies. We first became aware of the GSA matter on December 29, 2008, the DOD matter on January 20, 2009 and the Department of Education matter on February 19, 2009. No claim for relief has been made in any of these matters and management cannot predict their ultimate outcome.

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

Our recent transaction with funds advised by BC Partners, Inc. dilutes the interests of our common shareholders, may discourage, delay or prevent a change in control of our company and grants important rights to BC Partners, Inc. – The Series A Preferred Stock that we sold to funds advised by BC Partners, Inc. (the “Investors”) is immediately convertible into shares of the company’s common stock at an initial conversion price of $5.00 per share (subject to a conversion cap). The Series B Preferred that we sold to the Investors will become convertible into shares of the company’s common stock on the same terms as the Series A Preferred if the company’s shareholders approve the issuance of shares in connection with such conversion as required by the NYSE. The investment equates to an initial ownership interest of approximately 20%, assuming the receipt of shareholder approval and the full conversion of each series of preferred stock into the company’s common stock. Any sales in the public market of the shares of common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock

The initial dividend rate is 10% on both the Series A and Series B Preferred, and dividends are paid quarterly in cash or are added to the liquidation preference at the company’s option and subject to certain restrictions. If our shareholders do not approve the conversion of the Series B Preferred by (i) December 20, 2009, the dividend rate on the Series B Preferred will increase to 15.00%, (ii) March 20, 2010, the dividend rate on the Series B Preferred will increase to 17.125% and (iii) June 18, 2010, the dividend rate on the Series B Preferred will increase to 19.00%. To the extent that dividends are added to the liquidation preference, this will further increase the ownership interest of the Investors and further dilute the interests of the common shareholders. In addition, if the company’s shareholders do not approve the convertibility of the Series B Preferred into shares of common stock by June 23, 2014, the holders of a majority of the outstanding Series B Preferred will have the option to cause the company to repurchase all or part of the Series B Preferred outstanding at such time in cash at a price per share equal to the liquidation preference plus accrued and unpaid dividends.

The holders of the Series A Preferred Stock are entitled to vote with the holders of the company’s common stock on an as-converted basis, subject to any limitations imposed by any NYSE stockholder approval requirements, and after shareholder approval is obtained the holders of the Series B Preferred Stock will also be entitled to vote with the holders of the company’s common stock on an as-converted basis. The Investors have agreed to cause all of their common stock and preferred stock entitled to vote at any meeting of the company’s shareholders to be present at such meeting and to vote all such shares in favor of any nominee or director nominated by the company’s Corporate Governance and

Nominating Committee, against the removal of any director nominated by the company’s Corporate Governance and Nominating Committee and, with respect to any other business or proposal, in accordance with the recommendation of the Board (other than with respect to the approval of any proposed business combination agreement between the company and another entity). This may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company.

Furthermore, the company has entered into an Investor Rights Agreement pursuant to which the company granted certain rights to the Investors that may restrain the company’s ability to take certain actions in the future. Subject to certain exceptions, for so long as the Investors’ ownership percentage is equal to or greater than 10%, the approval of at least one of the directors designated to the company’s board of directors by the Investors is required for the company to incur any indebtedness for borrowed money in excess of $200 million in the aggregate during any fiscal year if the ratio of the consolidated debt of the company and its subsidiaries to the trailing four quarter adjusted EBITDA of the company and its subsidiaries, on a consolidated basis, is more than 4x. In addition, for so long as the Investors’ ownership percentage is (i) equal to or greater than 15%, the Investors are entitled to nominate three of our fourteen directors, (ii) less than 15% but more than 10%, the Investors are entitled to nominate two of our fourteen directors and (iii) less than 10% but more than 5%, the Investors are entitled to nominate one of our fourteen directors. There can be no assurance that the interests of the Investors are aligned with that of our other shareholders. Investor interests can differ from each other and from other corporate interests and it is possible that this significant stockholder with a stake in corporate management may have interests that differ from us and those of other shareholders. If the Investors were to sell, or otherwise transfer, all or a large percentage of their holdings, our stock price could decline and we could find it difficult to raise capital, if needed, through the sale of additional equity securities.

Economic Conditions May Cause a Decline in Business and Consumer Spending Which Could Adversely Affect Our Business and Financial Performance – Our operating results and performance depend significantly on worldwide economic conditions and their impact on business and consumer spending. The decline in business and consumer spending resulting from the global recession and the deterioration of global credit markets has caused our comparable store sales to decline from prior periods and we have experienced similar declines in our other domestic and international businesses. Our business and financial performance may continue to be adversely affected by current and future economic conditions and the level of consumer debt and interest rates, which may cause a continued or further decline in business and consumer spending.

Supplier Credit and Order Fulfillment Risk – We purchase products for resale under credit arrangements with our vendors. In recent years, we have worked to set payment terms to our vendors under these credit arrangements to occur at a time approximately equal to the anticipated time it takes to sell the vendor’s products. In weak global markets, vendors may seek credit insurance to protect against non-payment of amounts due to them. If we continue to experience declining operating performance, and if we experience severe liquidity challenges, vendors may demand that we accelerate our payment for their products. Also, credit insurers may curtail or eliminate coverage to the vendors. If vendors begin to demand accelerated payment of amounts due to them or if they begin to require advance payments or letters of credit before goods are shipped to us, these demands could have a significant adverse impact on our operating cash flow and result in a severe drain on our liquidity. Borrowings under our existing credit facility could reach maximum levels under such circumstances and we would seek alternative liquidity measures but may not be able to meet our obligations as they become due. In addition if our suppliers are unable to access liquidity or become insolvent, they could be unable to supply us with product. Also, some of our suppliers may serve other industries. Any adverse impacts to those industries, as a result of the economic slowdown or credit crisis, could have a ripple effect on these suppliers which could adversely impact their ability to supply us as necessary. Any such disruptions could negatively impact our ability to deliver products and services to our customers, which in turn could have an adverse impact on our business, operating results, financial condition or cash flow.

Liquidity – Historically, we have generated positive cash flow from operating activities and have had access to broad financial markets that provide the liquidity we need to operate our business. Together, these sources have been used to fund operating and working capital needs, as well as invest in business expansion through new store openings, capital improvements and acquisitions. However, due to the downturn in the global economy our operating results and liquidity have diminished. In September 2008, we entered into a $1.25 billion asset based credit facility intended to provide liquidity. The recent distress in the financial markets has resulted in extreme volatility in the capital markets and diminished liquidity and credit availability. There can be no assurance that our liquidity will not be adversely affected by changes in the financial markets and the global economy. In addition, deterioration in our financial results could negatively impact our credit ratings. The tightening of the credit markets or a downgrade in our credit ratings could increase our borrowing costs and make it more difficult for us to access funds, to refinance our existing indebtedness, to enter into agreements for new indebtedness or to obtain funding through the issuance of securities. If such conditions were to persist, we would seek alternative sources of liquidity but may not be able to meet our obligations as they become due.

Financial Covenants in Existing Credit Facility – Our asset based credit facility contains a fixed charge coverage ratio covenant that is operative only when borrowing availability is below $187.5 million or prior to a restricted transaction, such as incurring additional indebtedness, acquisitions, dispositions, dividends, or share repurchases. The agreement also contains representations, warranties, fees, affirmative and negative covenants, and default provisions. A breach of any of these covenants could result in a default under our credit agreement. Upon the occurrence of an event of default under our credit agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay our revolving credit agreement and our other indebtedness. Also, should there be an event of default, or need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. Acceleration of any obligation under any of our material debt instruments will permit the holders of our other material debt to accelerate their obligations. See “Liquidity and Capital Resources”.

New York Stock Exchange (“NYSE”) Compliance Risk – Our common stock is currently listed on the NYSE. Subject to NYSE rules, we are required to maintain compliance with the minimum share price rule which requires that the average closing price of our common stock be at least $1.00. If we were unable to maintain a minimum share price of at least $1.00 for a period of 30 consecutive trading days our common stock could be subject to delisting. A delisting of our common stock could negatively impact us by reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing.

Litigation / Regulatory Risks – The company and certain of its directors and executive officers (both current and former officers) are involved in various legal proceedings, which may involve class action lawsuits, state and federal governmental inquiries and investigations, employment, tort, consumer litigation and intellectual property litigation. Certain of these legal proceedings are described in detail in our Legal Proceedings Section. These legal proceedings may be a significant distraction to management and could expose us to significant defense costs, fines, penalties, suspensions, debarments and liability to private parties for monetary recoveries and attorneys’ fees, any of which could have a material adverse effect on our business and results of operations.

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

In addition, we have been named a defendant in a number of class-action and related lawsuits. The findings and outcome of the SEC investigation may affect the shareholder class-action lawsuit that is pending. We are generally obliged, to the extent permitted by law, to indemnify our directors and our former directors and officers who may also be included in the foregoing matters. We are unable to estimate what our liability in these matters may be, and we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on our financial condition or results of operations. See “Part II – Item 1 – Legal Proceedings” for a description of pending litigation and governmental proceedings and investigations. condition, results of operations and cash flows.

Competition – We compete with a variety of retailers, dealers, distributors, contract stationers, direct marketers and internet operators throughout our worldwide operations. This is a highly competitive marketplace that includes such retail competitors as office supply stores, warehouse clubs, computer and electronics stores, mass merchant retailers, local merchants, grocery and drug-store chains as well as other competitors including direct mail and internet merchants, contract stationers, and direct manufacturers. Our competitors may be local, regional, national or international. Further, competition may come from highly-specialized low-cost merchants, including ink refill stores and kiosks, original equipment manufacturers, concentrated direct marketing channels including well-funded and broad-based enterprises. There is a possibility that any or all of these competitors could become more aggressive in the future, thereby increasing the number and breadth of our competitors. In recent years, new and well-funded competitors have begun competing in certain aspects of our business. For example, two major common carriers of goods have retail outlets that allow them to compete directly for copy, printing, packaging and shipping business, and offer products and services similar to those we offer. While they do not yet have the breadth of products that we offer, they are extremely competitive in the areas of package shipping and copy and print centers. Recently, the so-called warehouse clubs have expanded upon their “in-store” offerings by adding catalog and internet sales channels, offering a broad assortment of office products for sale on a direct delivery basis. In order to achieve and maintain expected profitability levels in our three operating divisions, we must continue to grow by adding new customers and taking market share from competitors and using pricing necessary to retain existing customers. If we fail to adequately address and respond to these pressures in both North America and internationally, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Government Contracts – One of our largest U.S. clients currently consists of various state and local governments, a relationship, which is subject to uncertain future funding levels and federal and state procurement laws and requires restrictive contract terms; any of these factors could curtail current or future business. Contracting with state and local governments is highly competitive and can be expensive and time-consuming, often requiring that we incur significant upfront time and expense without any assurance that we will win a contract. Our ability to compete successfully for and retain business with the federal and various state and local governments is highly dependent on cost-effective performance. Our government business is also sensitive to changes in national and international priorities and U.S., state and local government budgets.

Execution of Expansion Plans – We plan to open approximately ten stores in the North American Retail Division during 2009. Circumstances outside of our control could negatively impact these anticipated store openings. We cannot determine with certainty whether our new store openings, including some newly sized or formatted stores or retail concepts, will be successful. The failure to expand by successfully opening new stores as planned, or the failure of a significant number of these stores to perform as planned, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Costs of Remodeling and Re-merchandising Stores – Remodeling and re-merchandising our stores is a necessary aspect of maintaining a fresh and appealing image to our customers. The expenses associated with such activities could have a significant negative impact on our future earnings. Business lost during remodeling periods, because of customer inconvenience, may not be recovered or successfully redirected to other stores in the area. Our growth, through both store openings and possible acquisitions, may continue to require the expansion and upgrading of our information, operational and financial systems, as well as necessitate the hiring of new store associates at all levels. If we are unsuccessful in achieving an acceptable return on this design, unsuccessful at hiring the right associates, or unsuccessful at implementing appropriate systems, such failure could have a material adverse effect on our business, financial condition, results of operations and cash flows.

International Activity – We may enter additional international markets as attractive opportunities arise. Such entries could take the form of start-up ventures, acquisitions of stock or assets or joint ventures or licensing arrangements. Internationally, we face such risks as foreign currency fluctuations, unstable political and economic conditions, and, because some of our foreign operations are not wholly owned, the potential for compromised operating control in certain countries. In addition, the business cultures in certain areas of the world are different than those that prevail in the United States, and we may be at a competitive disadvantage against other companies that do not have to comply with standards of financial controls, Foreign Corrupt Practices Act requirements, or business integrity that we are committed to maintaining as a U.S. publicly traded company. Our results may continue to be affected by all of these factors. All of these risks could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Product Availability; Potential Cost Increases – In addition to selling our private brand merchandise, we are a reseller of other manufacturers’ branded items and are thereby dependent on the availability and pricing of key products, including ink, toner, paper and technology products, to name a few. As a reseller, we cannot control the supply, design, function or cost of many of the products we offer for sale. Disruptions in the availability of raw materials used in production of these products may adversely affect our sales and result in customer dissatisfaction. Further, we cannot control the cost of manufacturers’ products and cost increases must either be passed along to our customers or result in an erosion of our earnings. Failure to identify desirable products and make them available to our customers when desired and at attractive prices could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Global Sourcing of Products/Private Brand – In recent years, we have substantially increased the number and types of products that we sell under our private brands. We currently offer general office supplies, computer supplies, business machines and related supplies, and office furniture under various labels, including Office Depot®, Viking Office Products®, Niceday™, Foray®, Ativa®, Break Escapes™, Worklife™ and Christopher LowellTM. Sources of supply may prove to be unreliable, or the quality of the globally sourced products may vary from our expectations. We have recently opened our own product sourcing office in China and are reducing our reliance on the use of third-party trading companies. While this may improve our cost structure, it also makes our company more accountable for relationships with the Asian factories and other sources of private branded product and increases our risks associated with doing business in that region of the world. Economic and civil unrest in areas of the world where we source such products, as well as shipping and dockage issues could adversely impact the availability or cost of such products, or both. Moreover, as we seek indemnities from the manufacturers of these products, the uncertainty of realization of any such indemnity and the lack of understanding of U.S. product liability laws in certain parts of Asia make it more likely that we may have to respond to claims or complaints from our customers as if we were the manufacturer of the products. Most of our imported goods to the United States arrive from Asia, and the ports through which these goods are imported are located primarily on the West Coast.

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

Possible Business Disruption Because of Weather – Weather conditions may affect any business, especially retail businesses, including snow storms, high winds and heavy rain. Because of our heavy concentration in the southern United States (including Florida and the Gulf Coast), our company may be more susceptible than some others to the effects of tropical weather disturbances. For example, during 2004 and 2005, we sustained disruption to our businesses in the United States due to the number and severity of weather events in the Southeastern United States, including record numbers of hurricanes. While we have been able to recover quickly from these events in the past, the long-range weather forecast calls for higher than normal tropical storm activity, especially in the Southeastern United States, for a number of years into the future. It is impossible to know whether these storms will occur as forecasted, or the location or severity of such storms. Winter storm conditions in the Midwest and Southwest, areas that also have a large concentration of our business activities, could result in supply chain constraints or other business disruptions. We believe that we have taken reasonable precautions to prepare for any such weather-related events, but our precautions may not be adequate to deal with such events in the future. If these events occur in the future (as they almost certainly will), and if they should impact areas in which we have concentrations of retail stores or distribution facilities, such events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

New Systems and Technology – We frequently modify our information systems and technology to increase productivity and efficiency. We are undertaking certain system enhancements and conversions that, if not done properly, could divert the attention of our workforce during development and implementation and constrain for some time our ability to provide the level of service our customers demand as well as our ability to complete requisite filings with the SEC. Also, when implemented, the new systems and technology may not provide the benefits anticipated and could add costs and complications to our ongoing operations. A failure to effectively convert to these systems or to realize the intended efficiencies could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Labor – We are heavily dependent upon our labor force to identify new customers and provide desired products and services to existing customers. We attempt to attract and retain an appropriate level of personnel in both field operations and corporate functions. Our compensation packages are designed to provide benefits commensurate with our level of expected service. However, within our retail operations, we face the challenge of filling many positions at wage scales that are appropriate to the industry and competitive factors. We operate in a number of jurisdictions. It can be cumbersome to comply with labor laws and regulations, many of which vary from jurisdiction to jurisdiction. This has added to our labor costs in some locales as we have had to add personnel to monitor and track compliance with sometimes arcane rules and regulations that impact retailers in particular. As a result of these and other factors, we face many external risks and internal factors in meeting our labor needs, including competition for qualified personnel, overall unemployment levels, works councils (in our international locations), prevailing wage rates, as well as rising employee benefit costs, including insurance costs and compensation programs. We also engage third parties in some of our processes such as delivery and transaction processing and these providers may face similar issues. Changes in any of these factors, including especially a shortage of available workforce in the areas in which we operate, could interfere with our ability to adequately provide services to customers and result in increasing our labor costs. Any failure to meet increasing demands on securing our workforce could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, changes in the process for our employees to join a union could disrupt our business and add costs.

Unionization – While our management believes that our employee relations are good, we cannot be assured that we will not experience pressure from labor unions or become the target of campaigns similar to those faced by our competitors. The potential for unionization could increase if the United States Congress passes federal “card check” legislation. We have always respected our employees’ right to unionize or not to unionize. However, the unionization of a significant portion of our workforce could increase our overall costs at the affected locations and adversely affect our flexibility to run our business in the most efficient manner to remain competitive or acquire new business. In addition, significant union representation would require us to negotiate wages, salaries, benefits and other terms with many of our employees collectively and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

Operating Costs – We operate a large network of stores and delivery centers around the globe. As such, we purchase significant amounts of fuel needed to transport products to our stores and customers. We also incur significant shipping costs to bring products from overseas producers to our distribution systems. While we may hedge our anticipated fuel purchases, the underlying commodity costs associated with this transport activity have been volatile in recent periods and disruptions in availability of fuel could cause our operating costs to rise significantly to the extent not covered by our hedges. Additionally, we rely on predictable and available energy costs to light our stores and operate our equipment. Increases in any of the components of energy costs could have an adverse impact on our earnings, as well as our ability to satisfy our customers in a cost effective manner. Any of these factors that could impact the availability or cost of our energy resources could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Possible Changes to Our Global Tax Rate – As a result of our operations in many foreign countries, in addition to the United States, our global tax rate is derived from a combination of applicable tax rates in the various jurisdictions in which we operate. Depending upon the sources of our income, any agreements we may have with taxing authorities in various jurisdictions, and the tax filing positions we take in various jurisdictions, our overall tax rate may be lower or higher than that of other companies or higher or lower than our tax rates have been in the past. At any given point in time, we base our estimate of an annual effective tax rate upon a calculated mix of the tax rates applicable to our company and to estimates of the amount of income likely to be generated in any given geography. The loss of one or more agreements with taxing jurisdictions, a change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws in any of the multiple jurisdictions in which we operate or adverse outcomes from the tax audits that regularly are in process in any of the jurisdictions in which we operate could result in an unfavorable change in our overall tax rate, which change could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Regulatory Environment – While businesses are subject to regulatory matters relating to the conduct of their businesses, including consumer protection laws, advertising regulations, wage and hour regulations and the like, certain jurisdictions have taken a particularly aggressive stance with respect to such matters and have stepped up enforcement, including fines and other sanctions. We transact substantial amounts of business in certain such jurisdictions, and to the extent that our business locations are exposed to what might be termed an overly aggressive enforcement environment or legal or regulatory systems that authorize or encourage private parties to pursue relief under so-called private attorney general laws and similar authorizations for private parties to pursue enforcement of governmental laws and regulations, the resulting fines and exposure to third party liability (such as monetary recoveries and recoveries of attorneys fees) could have a material adverse effect on our business and results of operations, including the added cost of increased preventative measures that we may determine to be necessary to conduct business in such locales.

Compromises of our Information Security – Through our sales and marketing activities, we collect and store certain personal information that our customers provide to purchase products or services, enroll in promotional programs, register on our web site, or otherwise communicate and interact with us. We also gather and retain information about our associates in the normal course of business. We may share information about such persons with vendors that assist with certain aspects of our business. Despite instituted safeguards for the protection of such information, we cannot be certain that all of our systems are entirely free from vulnerability to attack. A breach of our security system resulting in customer or employee personal information being obtained by unauthorized persons could adversely affect our reputation, disrupt our operations and expose us to claims from customers, financial institutions, payment card associations and other persons, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our online operations at www.officedepot.com depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments.

Pursuit or Execution of New Business Ventures – Our growth strategy includes expansion via new business ventures, strategic alliances and acquisitions both in the U.S. and abroad. While we employ several different valuation methodologies to assess a potential opportunity, we can give no assurance that new business ventures and strategic alliances will positively affect our financial performance. Acquisitions may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to assimilate or integrate successfully companies that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. If we fail to assimilate or integrate acquired companies successfully, our business could suffer materially. We may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. In addition, the integration of any acquired company, and its financial results, into ours may have a material adverse effect on our financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between December 2008 and May 2009, we issued approximately 23,000 unregistered shares of our common stock at an average price per share of $1.69 pursuant to our Direct Stock Purchase Plan (the “Plan”). Our registration statement on Form S-3 relating to the Plan expired on December 1, 2008. As a result, these shares were inadvertently sold under an expired registration statement and do not appear to qualify for an exemption from registration under the Securities Act of 1933, as amended. The purchasers of such shares consisted of existing stockholders of the company. We terminated the Plan on July 24, 2009 and will not issue any additional sales under the Plan.

On April 25, 2007, the board of directors authorized a common stock repurchase program whereby we were authorized to repurchase $500 million of our common stock. The company did not make any repurchases under this authorization in the first half of 2009, and the remaining authorized amount at June 27, 2009 was $500 million.

The company’s asset based credit facility includes limitations in certain circumstances on restricted payments including the payment of cash dividends and share repurchases. These restrictions are based on the then-current and pro-forma fixed charge coverage ratio and borrowing availability at the point of consideration. Further, so long as investors in the redeemable preferred stock own at least 10% of the common stock voting rights, on an as-converted basis, the affirmative vote of a majority of the shares of preferred stock then outstanding and entitled to vote is required for the declaration or payment of a dividend on common stock. The company has never declared or paid cash dividends on its common stock.

Item 4. Submission of Matters to a Vote of Security Holders

The company’s annual meeting of stockholders was held on April 22, 2009. Of the total number of common shares outstanding on March 3, 2009, a total of 212,870,737 were represented in person or by proxy. Results of votes with respect to proposals submitted at that meeting are as follows:

a.	To elect 11 nominees to serve as directors to hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified. Our stockholders voted to elect all 11 nominees to serve as directors. Votes recorded, by nominee, were as follows:

Nominee	For	Against/ Withheld	Abstain

Lee A. Ault, III	182,207,531	29,002,920	1,660,284
Neil R. Austrian	201,001,540	10,207,828	1,661,369
David W. Bernauer	182,411,430	28,793,024	1,666,282
Marsha Evans	182,407,090	28,818,784	1,644,862
David I. Fuente	203,573,389	7,563,078	1,734,269
Brenda J. Gaines	201,749,527	9,471,272	1,649,938
Myra M. Hart	204,043,379	7,175,775	1,651,582
W. Scott Hedrick	182,324,179	28,854,242	1,692,314
Kathleen Mason	202,699,327	8,487,877	1,683,532
Michael J. Myers*	203,572,976	7,638,683	1,659,076
Steve Odland	201,760,211	9,464,273	1,646,253

* As indicated in the company’s Current Report on Form 8-K filed with the SEC on July 7, 2009, we are saddened to report that Mr. Myers died on July 1, 2009. In addition to being a member of the board of directors since 1987, he was a member of the Audit Committee. The board has not yet nominated a replacement to fill his position on the board.

b.	To ratify our board’s appointment of Deloitte & Touche LLP as our independent public accountants for the 2009 fiscal year. Our stockholders voted to approve this proposal with 210,887,474 votes for and 1,531,020 votes against. There were 452,241 abstentions.

c.	To consider a proposal from a shareholder recommending that our board of directors amend the bylaws of the company (and each appropriate document) to give holders of 10% or more of the company’s outstanding common stock (or the lowest percentage allowed by law above 10%) the power to call a special shareholder meeting, in compliance with applicable law. Our stockholders voted to reject this proposal with 73,805,065 votes for and 80,705,260 votes against. There were 270,750 abstentions and 58,089,662 broker non-votes.

d.	To consider a proposal from a shareholder recommending that our board of directors amend the bylaws of the company to reimburse a stockholder or group of stockholders for expenses incurred in connection with nominating one or more candidates in a contested election of directors. Our stockholders voted to reject this proposal with 60,377,273 votes for and 93,975,035 votes against. There were 428,767 abstentions and 58,089,662 broker non-votes.

e.	To consider a proposal from a shareholder recommending that our board of directors adopt a policy that the chairman of our board of directors be an independent director who has not previously served as an executive officer of the company. Our stockholders voted to approve this proposal with 83,883,643 votes for and 70,643,749 votes against. There were 253,682 abstentions and 58,089,662 broker non-votes.

Item 6. Exhibits

Exhibits

3.1	Certificate of Elimination of the Junior Participating Preferred Stock, Series A (incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on June 23, 2009).
3.2	Certificate of Designations of the 10.00% Series A Redeemable Convertible Participating Perpetual Preferred Stock (incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on June 23, 2009).
3.3	Certificate of Designations of the 10.00% Series B Redeemable Conditional Convertible Participating Perpetual Preferred Stock (incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on June 23, 2009).
4.1	Investor Rights Agreement, dated as of June 23, 2009, by and among Office Depot, Inc., BC Partners, Inc. and the investors named in the Investor Rights Agreement (incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on June 23, 2009).
4.2	Registration Rights Agreement, dated as of June 23, 2009, by and among Office Depot, Inc., BC Partners, Inc. and the investors named in the Registration Rights Agreement (incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on June 23, 2009).
10.1	Securities Purchase Agreement, dated as of June 23, 2009, by and among Office Depot, Inc. and the investors named in the Securities Purchase Agreement (incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on June 23, 2009).
10.2	Change of Control Agreement, dated as of December 14, 2007, by and between Office Depot, Inc. and Steven Schmidt
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC. (Registrant)

Date: July 28, 2009	By: /s/ Steve Odland
Steve Odland
Chief Executive Officer and
Chairman, Board of Directors
(Principal Executive Officer)

Date: July 28, 2009	By: /s/ Michael D. Newman
Michael D. Newman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: July 28, 2009	By: /s/ Mark E. Hutchens
Mark E. Hutchens
Senior Vice President
and Controller
(Principal Accounting Officer)