Form 10-Q
period 2009-09-26
OFFICE DEPOT INC
filed 2009-10-29
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended     September 26, 2009

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At September 26, 2009 there were 274,719,322 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	As of September 26, 2009	As of December 27, 2008	As of September 27, 2008
Assets
Current assets:
Cash and cash equivalents	$692,886	$155,745	$394,574
Receivables, net	1,165,003	1,255,735	1,450,220
Inventories	1,176,659	1,331,593	1,460,499
Deferred income taxes	19,502	196,192	144,209
Prepaid expenses and other current assets	170,454	183,122	166,917

Total current assets	3,224,504	3,122,387	3,616,419
Property and equipment, net	1,281,066	1,557,301	1,623,858
Goodwill	19,431	19,431	1,338,183
Other intangible assets	26,360	28,311	103,453
Other assets	353,875	540,796	537,500

Total assets	$4,905,236	$5,268,226	$7,219,413

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,061,345	$1,251,808	$1,351,016
Accrued expenses and other current liabilities	1,249,575	1,173,201	1,196,732
Income taxes payable	4,854	8,803	11,447
Short-term borrowings and current maturities of long-term debt	60,265	191,932	420,979

Total current liabilities	2,376,039	2,625,744	2,980,174
Deferred income taxes and other long-term liabilities	665,758	585,861	585,573
Long-term debt, net of current maturities	667,025	688,788	519,348

Total liabilities	3,708,822	3,900,393	4,085,095

Commitments and contingencies
Redeemable preferred stock, net	340,218	—	—

Stockholders’ equity:
Office Depot, Inc. stockholders’ equity:
Common stock - authorized 800,000,000 shares of $.01 par value; issued and outstanding shares – 280,634,590 in 2009, 280,800,135 in December 2008 and 280,862,835 in September 2008	2,806	2,808	2,809
Additional paid-in capital	1,195,005	1,194,622	1,187,383
Accumulated other comprehensive income	241,619	217,197	449,854
Retained earnings (accumulated deficit)	(528,575)	6,270	1,545,281
Treasury stock, at cost – 5,915,268 shares in 2009, 5,938,059 shares in December 2008 and 5,976,950 shares in September 2008	(57,733)	(57,947)	(58,311)

Total Office Depot, Inc. stockholders’ equity	853,122	1,362,950	3,127,016
Noncontrolling interest	3,074	4,883	7,302

Total stockholders’ equity	856,196	1,367,833	3,134,318

Total liabilities and stockholders’ equity	$4,905,236	$5,268,226	$7,219,413

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 24, 2009 (the “2008 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Sales	$3,029,207	$3,657,857	$9,078,612	$11,224,947
Cost of goods sold and occupancy costs	2,169,084	2,633,416	6,544,179	8,048,310

Gross profit	860,123	1,024,441	2,534,433	3,176,637

Store and warehouse operating and selling expenses	715,439	844,189	2,201,342	2,522,689
General and administrative expenses	177,480	176,362	524,273	550,136
Amortization of deferred gain on building sale	—	(1,873)	—	(5,619)

Operating profit (loss)	(32,796)	5,763	(191,182)	109,431

Other income (expense):
Interest income	24	1,908	1,936	8,417
Interest expense	(17,242)	(16,405)	(51,905)	(45,631)
Miscellaneous income (expense), net	9,369	2,999	6,222	17,175

Earnings (loss) before income taxes	(40,645)	(5,735)	(234,929)	89,392

Income tax expense	358,400	1,538	302,312	30,661

Net earnings (loss)	(399,045)	(7,273)	(537,241)	58,731

Less: Net loss attributable to the noncontrolling interest	(1,011)	(575)	(2,396)	(1,342)

Net earnings (loss) attributable to Office Depot, Inc.	(398,034)	(6,698)	(534,845)	60,073

Preferred stock dividends	14,931	—	15,417	—

Income (loss) available to common shareholders	$(412,965)	$(6,698)	$(550,262)	$60,073

Earnings (loss) per share:
Basic	$(1.51)	$(0.02)	$(2.02)	$0.22
Diluted	(1.51)	(0.02)	(2.02)	0.22

Weighted average number of common shares outstanding:
Basic	274,194	272,939	272,554	272,726
Diluted	274,194	272,939	272,554	273,073

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2008 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	39 Weeks Ended
	September 26, 2009	September 27, 2008
Cash flow from operating activities:
Net earnings (loss)	$(537,241)	$58,731
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	161,765	192,345
Charges for losses on inventories and receivables	57,390	100,353
Valuation allowance on deferred tax assets	321,566	—
Deferred income taxes	7,039	39,951
Changes in working capital and other	256,639	46,399

Net cash provided by operating activities	267,158	437,779

Cash flows from investing activities:
Capital expenditures	(74,057)	(277,818)
Acquisitions, net of cash acquired, and related payments	—	(101,786)
Release of restricted cash	6,037	18,100
Purchase of assets held for sale and sold	—	(39,772)
Proceeds from assets sold	147,731	85,286
Other	1,213	—

Net cash provided by (used in) investing activities	80,924	(315,990)

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	33	658
Tax benefits from employee share-based payments	—	292
Treasury stock additions from employee related plans	—	(1,015)
Debt issuance costs	—	(39,498)
Proceeds from issuance of redeemable preferred stock, net	324,801	—
Proceeds (payments) of debt under asset based credit facility	(139,098)	365,000
Net payments on long- and short-term borrowings	(8,483)	(268,923)

Net cash provided by financing activities	177,253	56,514

Effect of exchange rate changes on cash and cash equivalents	11,806	(6,683)

Net increase in cash and cash equivalents	537,141	171,620
Cash and cash equivalents at beginning of period	155,745	222,954

Cash and cash equivalents at end of period	$692,886	$394,574

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2008 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Summary of Significant Accounting Policies

Basis of Presentation: Office Depot, Inc., including consolidated subsidiaries, is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The Condensed Consolidated Balance Sheet at December 27, 2008 has been derived from audited financial statements at that date. The Condensed Consolidated Statement of Cash Flows for the 39-week period ended September 27, 2008 has been corrected to present debt issuance costs of approximately $39 million as financing activities consistent with the 2008 audited financial statements. These debt issuance costs were previously reported as operating activities. The condensed consolidated interim financial statements as of September 26, 2009 and September 27, 2008, and for the 13-week and 39-week periods ended September 26, 2009 (also referred to as “the third quarter of 2009” and “the year-to-date 2009”) and September 27, 2008 (also referred to as “the third quarter of 2008” and “the year-to-date 2008”) are unaudited. However, in our opinion, these financial statements reflect adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. In addition to the normal, recurring items recorded for interim financial statement presentation, we recognized expenses associated with exit and other activities because the related accounting criteria were met during the period. We have included the balance sheet from September 27, 2008 to assist in analyzing our company.

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

Cash Management: Our cash management process generally utilizes zero balance accounts which provide for the reimbursement of the related disbursement accounts on a daily basis. Accounts payable and accrued expenses as of September 26, 2009, December 27, 2008 and September 27, 2008 included $70 million, $71 million and $98 million, respectively, of disbursements not yet presented for payment drawn in excess of disbursement account book balances, after considering existing offset provisions. We may borrow to meet working capital and other needs throughout any given quarter, which may result in higher levels of borrowings and invested cash within the period. At the end of the quarter, excess cash may be used to minimize borrowings outstanding at the balance sheet date.

Fair Value of Financial Instruments: The estimated fair values of financial instruments recognized in the Condensed Consolidated Balance Sheets have been determined using available market information, information from unrelated third party financial institutions and appropriate valuation methodologies, primarily discounted projected cash flows. However, considerable judgment is required when interpreting market information and other data to develop estimates of fair value. There were no significant differences between the carrying values and fair values of our financial instruments as of September 26, 2009 or December 27, 2008 except as disclosed below.

Short-term Assets and Liabilities: The fair values of cash and cash equivalents, short-term investments, receivables, accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

Notes Payable: The fair value of the senior notes was determined based on quoted market prices. The following table reflects the difference between the carrying value and fair value of the senior notes as of September 26, 2009 and December 27, 2008:

	September 26, 2009		December 27, 2008
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

$400 million senior notes	$400,198	$334,500	$400,278	$206,000

Interest Rate Swaps, Foreign Currency and Fuel Contracts: The fair values of our interest rate swaps, foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current interest and exchange rates. The values are based on market-based inputs or unobservable inputs that are corroborated by market data. There were no interest rate swap agreements in place as of September 26, 2009 or December 27, 2008, and the amounts receivable or payable under foreign currency and fuel contracts were not significant as of these dates.

New Accounting Pronouncements: The Financial Accounting Standards Board (the “FASB”) has codified a single source of U.S. Generally Accepted Accounting Principles (GAAP), the Accounting Standards Codification™. Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes.

In June 2009, the FASB issued new rules relating to the transfer of financial assets. These rules require entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. They also eliminate the concept of a “qualifying special-purpose entity,” change the requirements for derecognizing financial assets and require additional disclosures. The rules become effective for fiscal years beginning after November 15, 2009. Although we have not completed our analysis, we currently do not anticipate that these rules will have a material effect on our financial condition, results of operations or cash flows.

Also in June 2009, the FASB issued rules which modify how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The FASB clarified that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. An ongoing reassessment is required of whether a company is the primary beneficiary of a variable interest entity. Additional disclosures are also required about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. These rules are effective for fiscal years beginning after November 15, 2009. Although we have not completed our analysis, we currently do not anticipate that these rules will have a material effect on our financial condition, results of operations or cash flows.

In September, the FASB ratified an amendment to accounting rules addressing revenue recognition for arrangements with multiple revenue-generating activities. The amendment addresses how revenue should be allocated to separate elements which could impact the timing of revenue recognition. The amendment will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Companies may elect, but are not required, to apply retrospectively to all prior periods. We have not completed our assessment of this amendment on our financial condition, results of operations or cash flows.

Note B – Redeemable Preferred Stock

On June 23, 2009, Office Depot, Inc. issued 274,596 shares of 10.00% Series A Redeemable Convertible Participating Perpetual Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), and 75,404 shares of 10.00% Series B Redeemable Conditional Convertible Participating Perpetual Preferred Stock, par value $0.01 per share (“Series B Preferred Stock”), to funds advised by BC Partners, Inc., for $350 million (collectively, the “Preferred Stock”). In compliance with the rules of the New York Stock Exchange (“NYSE”), Office Depot requested shareholder approval for conversion and voting rights for these shares. Approval was received at the shareholder meeting on October 14, 2009. Certain provisions in the original Preferred Stock documents that would have been effective if shareholder approval was not received are no longer relevant.

The initial liquidation value of $1,000 per preferred share and the conversion rate of $5.00 per common share allow the two series of preferred stock to be initially convertible into 70 million shares of common stock. The conversion rate is subject to anti-dilution adjustments. Until converted or otherwise redeemed, the Preferred Stock is recorded outside of permanent equity on the Condensed Consolidated Balance Sheets because certain redemption conditions are not solely within the control of Office Depot. The balance is presented inclusive of accrued dividends and net of approximately $25 million of fees, including issuance costs paid for investment banking, legal and accounting fees, and $3.5 million paid to BC Partners, approximately $2.8 million of which was returned to the investing funds as a portion of a transaction funding fee.

Dividends are payable quarterly, beginning on October 1, 2009 and will be paid in cash only to the extent that the company has funds legally available for such payment and a cash dividend is declared by the company’s board of directors. The company’s credit facility currently limits the ability to make such payments. If not paid in cash, an amount equal to the cash dividend due will be added to the liquidation preference and measured for accounting purposes at fair value. After the third anniversary of issuance, the dividend rate will be reduced to:

(i)	7.87% if at any time the closing price of the company’s common stock is greater than or equal to $6.62 per share for a period of 20 consecutive trading days, or
(ii)	5.75% if at any time the closing price of the company’s common stock is greater than or equal to $8.50 per share for a period of 20 consecutive trading days.

The Preferred Stock also may participate in dividends on common stock, if declared. However, if the closing price of the common stock on the record date for a dividend payment is less than $45.00 per share, the company may not declare or pay a cash dividend on the common stock per share for any fiscal quarter in excess of the Preferred Stock dividend amounts.

On September 23, 2009, the board of directors resolved that an amount equal to the stated dividend rate on the Preferred Stock payable on October 1, 2009 should be added to the liquidation preference of the respective Series A and Series B shares, in lieu of making a cash payment. The dividend has been accrued through September 26, 2009 by a charge against additional paid-in capital and an increase to the Preferred Stock carrying value. The company measured the fair value of the dividend using a binomial simulation model that captured the intrinsic value of the underlying common stock on the declaration date and the option value of the shares and future dividends. Our model used a risk-free rate of 3.18%, a ten-year volatility of 63.5% and other assumptions including probability simulations of various outcomes. This technique resulted in a fair value estimate of approximately $14.9 million, or approximately $6.3 million above the increase in the liquidation preference amounts of the Preferred Stock for the third quarter of 2009. An increase in the liquidation preference in lieu of a cash payment has no impact on the statement of cash flows. The following table reflects the changes in redeemable preferred stock.

(In thousands)	Redeemable Preferred Stock, net

Balance at December 27, 2008	$—
Issuance of redeemable preferred stock	350,000
Dividends accrued at the stated rate	9,139

Liquidation preference	359,139
Fair value in excess of dividends accrued at the stated rate	6,278
Fees and other	(25,199)

Balance at September 26, 2009	$340,218

The Preferred Stock is redeemable, in whole or in part, at the option of the company at any time after June 23, 2012, subject to the right of the holder to first convert the preferred stock the company proposes to redeem. The redemption price is initially 107% of the liquidation preference amount plus any accrued but unpaid dividends and decreases by 1% each year until reaching 100% after June 23, 2019. At any time after June 23, 2011, if the closing price of the common stock is greater than or equal to $9.75 per share for a period of 20 consecutive trading days, the Preferred Stock is redeemable at 100% of the liquidation preference amount plus any accrued but unpaid dividends, in whole or in part, at the option of the company, subject to the right of the holder to first convert the Preferred Stock the company proposes to redeem.

The Preferred Stock is redeemable at the option of the holder at 101% of the liquidation preference amount plus any accrued but unpaid dividends in the event of a change of control of the company (as defined in the Certificate of Designations for each series), or if the company commences a voluntary bankruptcy, consents to the entry of an order against it in an involuntary bankruptcy, consents to the appointment of a custodian for all or substantially all of its property, makes a general assignment for the benefit of creditors or changes its primary business, or if the common stock ceases to be listed for trading on any of the NASDAQ Global Select Market, the NASDAQ Global Market or the NYSE without the simultaneous listing on another of such exchanges.

For so long as the Investors own 10% or more of the outstanding common stock on an as-converted basis, the affirmative vote of at least a majority of the shares of the Preferred Stock then outstanding and entitled to vote is required for (i) the declaration or payment of a dividend or distribution on the common stock or any other stock that ranks junior to or equally with the Series A Preferred Stock, subject to certain conditions specified in the Certificate of Designations; (ii) the purchase, redemption or other acquisition by the company of any common stock or other stock ranking junior to or equal with the Series A Preferred Stock, subject to certain conditions specified in the Certificate of Designations; (iii) any amendment of the company’s Certificate of Incorporation or the Series A Preferred Stock so as to adversely affect the relative rights, preferences, privileges or voting powers of the Series A Preferred Stock; or (iv) the authorization or issuance of, or reclassification into, any capital stock that would rank senior to or equal with the Series A Preferred Stock (including additional shares of Series A Preferred Stock).

In connection with the transaction, the company entered into an Investor Rights Agreement. Subject to certain exceptions, for so long as the Investors’ ownership percentage is equal to or greater than 10%, the approval of at least one of the directors designated to the company’s board of directors by the Investors is required for the company to incur any indebtedness for borrowed money in excess of $200 million in the aggregate during any fiscal year if the ratio of the consolidated debt of the company and its subsidiaries to the trailing four quarter adjusted EBITDA, as defined, of the company and its subsidiaries, on a consolidated basis, is more than 4x. In addition, for so long as the Investors’ ownership percentage is (i) equal to or greater than 15%, the Investors are entitled to nominate three of our fourteen directors, (ii) less than 15% but more than 10%, the Investors are entitled to nominate two of our fourteen directors and (iii) less than 10% but more than 5%, the Investors are entitled to nominate one of our fourteen directors. On June 23, 2009, three directors designated by the Investors were elected to the company’s board of directors.

Certain features of the Preferred Stock described above constitute derivatives separable from the preferred stock; however, at issuance those features had little or no value at September 26, 2009 and are not expected to have significant value for the foreseeable future.

In connection with issuance of the Preferred Stock, the company’s board of directors eliminated 500,000 shares of previously authorized but not outstanding Junior Participating Preferred Stock, Series A. Further, the board of directors authorized issuance of 280,000 shares of Series A Preferred Stock, and authorized 80,000 shares of Series B Preferred Stock, of which 274,596 and 75,404, respectively, have been issued. Any such Series A or Series B Preferred Stock that is redeemed, purchased or otherwise acquired by the company or converted into another series of preferred stock shall revert to authorized but unissued shares of preferred stock.

Note C – Asset Impairments, Exit Costs and Other Charges

During the fourth quarter of 2008, we performed an internal review of assets and processes with the goal of positioning the company to respond to the continued degradation in the global economy and to position the company for the economy’s eventual improvement. The results of that internal review led to decisions to close underperforming stores, close certain distribution facilities, exit certain businesses, write off certain assets that were not seen as providing sufficient future benefit, and undertake certain actions to improve liquidity. The review has been updated throughout 2009 and all activities associated with the planned actions are currently expected to be completed by the end of 2009. Expenses associated with future activities will be recognized as the individual plans are implemented and the related accounting recognition criteria are met. As with any estimate, the amounts may change when expenses are incurred. We manage the related costs and programs associated with these activities (collectively, the “Charges”) at a corporate level, and accordingly, these amounts are not included in determining Division operating profit.

The following table summarizes the Charges recognized for the year-to-date 2009 period by type of activity as well as changes in the related accrual balances.

(In millions)	Balance at December 27, 2008	Charges incurred	Cash payments	Non-cash settlements and lease accrual reclassification	Currency and other adjustments	Balance at September 26, 2009

Cost of goods sold	$ —	$ 11	$ —	$ (11)	$ —	$ —
One-time termination benefits	14	21	(27)	—	(1)	7
Lease and contract obligations	33	119	(40)	32	1	145
Asset impairments and accelerated depreciation	—	28	—	(28)	—	—
Other associated costs	—	16	(9)	(7)	—	—

Total	$ 47	$ 195	$ (76)	$ (14)	$ —	$ 152

During the third quarter of 2009, we recognized approximately $40 million of Charges associated with these activities as the previously-identified plans were implemented and the related accounting recognition criteria were met. Approximately $34 million is included in store and warehouse operating and selling expenses, $5 million is included in general and administrative expenses and $1 million is included in cost of goods sold and occupancy costs on our Condensed Consolidated Statement of Operations. Implementation of these activities during the quarter resulted in charges primarily for lease accruals and severance expenses. Additionally, we recognized a non-cash loss of approximately $6 million in conjunction with the disposition of other assets during the third quarter of 2009. This loss is reflected in other associated costs in the preceding table.

During the year-to-date 2009 period, we recognized Charges of approximately $195 million, of which, $160 million is included in store and warehouse operating and selling expenses, $24 million is included in general and administrative expenses and $11 million is included in cost of goods sold and occupancy costs. Previously accrued lease related costs such as tenant improvement allowances and various rent credits have been reclassified to the accrued lease liability associated with facilities closed during the year-to-date 2009 period. The net effect of this reclassification was to lower the lease-related Charge recognized in the year-to-date 2009 period by approximately $32 million. The resulting liability reflects the company’s best estimate of its obligations under these long-term arrangements, net of sublease assumptions, discounted at the company’s current estimated unsecured borrowing rate. This accrued liability may be adjusted in future periods as actual sublease activity is better or worse than estimated. It is currently expected that any such adjustments, as well as accretion of this liability will be reflected as a component of corporate charges in future periods.

During the year-to-date 2009 period, we also entered into multiple sale and sale-leaseback transactions related to the strategic review and to enhance liquidity. Total proceeds from these transactions were approximately $148 million and are included in the investing section on our Condensed Consolidated Statement of Cash Flows. One transaction was the sale of an asset previously classified as a capital lease. Payments to satisfy the existing capital lease obligation are included in the financing section of the Condensed Consolidated Statement of Cash Flows. Losses on these transactions are included in the Charges above. Gains have been deferred and will reduce rent expense over the related leaseback periods. An additional sale and leaseback arrangement associated with operating properties included provisions that resulted in the transaction being accounted for as a financing. Accordingly, approximately $19 million has been included in long-term debt on the Condensed Consolidated Balance Sheet at September 26, 2009.

Charges for the third quarter of 2008 relating to a previous business review program totaled approximately $5 million. Approximately $4 million was included in store and warehouse operating and selling expenses and approximately $1 million was included in general and administrative expenses. The 2008 year to date Charges totaled approximately $32 million, of which, $23 million is presented in store and warehouse operating and selling expenses and approximately $9 million is presented in general and administrative expenses. The third quarter and year to date 2008 Charges primarily related to severance expenses.

See the 2008 Form 10-K for additional discussion of these activities.

Note D – Stockholders’ Equity and Comprehensive Income

Effective at the beginning of the first quarter of 2009, the presentation of noncontrolling interests, previously referred to as minority interest, has been changed on the Condensed Consolidated Balance Sheets to be reflected as a component of total stockholders’ equity and on the Condensed Consolidated Statements of Operations to be a specific allocation of net earnings (loss). Earnings per share continue to be based on earnings attributable to Office Depot, Inc.

The following table reflects the changes in stockholders’ equity attributable to both Office Depot, Inc. and the noncontrolling interests of the subsidiaries in India, Sweden and South Korea which we have a majority, but not total, ownership interest.

(In thousands)	Attributable to Office Depot, Inc.	Attributable to noncontrolling interest	Total

Stockholders’ equity at December 27, 2008	$1,362,950	$4,883	$1,367,833
Comprehensive income:
Net earnings (loss)	(534,845)	(2,396)	(537,241)
Other comprehensive income (loss):	24,421	587	25,008

Comprehensive income (loss)	(510,424)	(1,809)	(512,233)
Preferred stock dividends	(15,417)	—	(15,417)
Share transactions under employee and direct stock purchase plans	(16)	—	(16)
Share-based payments (including income tax benefits and withholding)	(3,948)	—	(3,948)
Amortization of long-term incentive stock grant	19,977	—	19,977

Stockholders’ equity at September 26, 2009	$853,122	$3,074	$856,196

Stockholders’ equity at December 29, 2007	$3,083,844	$15,564	$3,099,408
Comprehensive income:
Net earnings (loss)	60,073	(1,342)	58,731
Other comprehensive income (loss):	(46,062)	458	(45,604)

Comprehensive income (loss)	14,011	(884)	13,127
Acquisition of majority-owned subsidiaries	—	6,592	6,592
Purchase of subsidiary shares from noncontrolling interest	—	(13,970)	(13,970)
Acquisition of treasury stock	(1,015)	—	(1,015)
Share transactions under employee and direct stock purchase plans	(477)	—	(477)
Exercise of stock options (including income tax benefits and withholding)	1,307	—	1,307
Amortization of long-term incentive stock grant	29,346	—	29,346

Stockholders’ equity at September 27, 2008	$3,127,016	$7,302	$3,134,318

Comprehensive income includes all non-owner changes in stockholders’ equity and consists of the following:

	Third Quarter		Year-to-Date
(In thousands)	2009	2008	2009	2008

Net earnings (loss)	$(399,045)	$(7,273)	$(537,241)	$58,731
Other comprehensive income (loss):
Foreign currency translation adjustments, net	19,053	(138,234)	24,061	(32,579)
Amortization of gain on cash flow hedge, net	(415)	(415)	(1,244)	(1,244)
Change in deferred pension, net	340	—	(2,466)	(11,470)
Change in deferred cash flow hedge, net	1,921	(186)	4,657	(311)

Total other comprehensive income (loss)	20,899	(138,835)	25,008	(45,604)

Comprehensive income (loss)	(378,146)	(146,108)	(512,233)	13,127
Less: comprehensive income (loss) attributable to the noncontrolling interest	(514)	(1,614)	(1,809)	(884)

Comprehensive income (loss) attributable to Office Depot, Inc.	$(377,632)	$(144,494)	$(510,424)	$14,011

Note E – Earnings Per Share

The following table represents the calculation of net earnings (loss) per common share:

	Third Quarter		Year-to-Date
(In thousands, except per share amounts)	2009	2008	2009	2008

Basic Earnings Per Share
Numerator:
Income (loss) available to common shareholders	$(412,965)	$(6,698)	$(550,262)	$60,073

Denominator:
Weighted-average shares outstanding	274,194	272,939	272,554	272,726

Basic earnings (loss) per share	$(1.51)	$(0.02)	$(2.02)	$0.22

Diluted Earnings Per Share
Numerator:
Net earnings (loss) attributable to Office Depot, Inc.	$(398,034)	$(6,698)	$(534,845)	$60,073

Denominator:
Weighted-average shares outstanding	274,194	272,939	272,554	272,726
Effect of dilutive securities:
Stock options and restricted stock	5,475	79	2,985	347
Redeemable preferred stock	70,000	—	24,616	—

Diluted weighted-average shares outstanding	349,669	273,018	300,155	273,073

Diluted earnings (loss) per share	N/A	N/A	N/A	$0.22

Following the issuance of the redeemable preferred stock on June 23, 2009, basic earnings per share is computed after consideration of preferred stock dividends. Diluted earnings per share is based on earnings before preferred stock dividends, but after assumed conversion into common stock unless such computation results in a number that is less dilutive, as it does in both the third quarter and year-to-date 2009. Accordingly, diluted earnings (loss) per share is indicated as not applicable (“N/A”) in the table above. The diluted share amounts for the 2009 periods and the third quarter of 2008 are provided for informational purposes, as the net loss for the periods causes basic earnings (loss) per share to be the most dilutive.

Shares of redeemable preferred stock have conditional rights to participate in common stock dividends as described in Note B, but those conditions were not met for the quarter. A two class security earnings per share presentation will be provided for any period in which the conditions are met.

Awards of options and nonvested shares representing approximately an additional 14 million shares of common stock were outstanding for the quarter ended September 26, 2009 but were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

Note F – Division Information

Office Depot operates in three segments: North American Retail Division, North American Business Solutions Division, and International Division. The following is a summary of our significant accounts and balances by segment (or “Division”), reconciled to consolidated totals.

	Sales
	Third Quarter		Year-to-Date
(In thousands)	2009	2008	2009	2008

North American Retail Division	$1,288,304	$1,578,525	$3,850,749	$4,725,040
North American Business Solutions Division	880,351	1,054,213	2,662,625	3,222,310
International Division	860,552	1,025,119	2,565,238	3,277,597

Total	$3,029,207	$3,657,857	$9,078,612	$11,224,947

	Division Operating Profit
	Third Quarter		Year-to-Date
(In thousands)	2009	2008	2009	2008

North American Retail Division	$35,111	$11,947	$103,364	$90,037
North American Business Solutions Division	21,294	39,049	76,902	147,917
International Division	34,177	35,937	55,835	147,271

Total	$90,582	$86,933	$236,101	$385,225

A reconciliation of the measure of Division operating profit to consolidated earnings (loss) before income taxes is as follows:
	Third Quarter		Year-to-Date
(In thousands)	2009	2008	2009	2008

Total Division operating profit	$90,582	$86,933	$236,101	$385,225
Charges, as defined in Note C	(40,077)	(5,346)	(195,139)	(31,626)
Corporate general and administrative expenses (excluding Charges)	(83,301)	(77,697)	(232,144)	(249,787)
Amortization of deferred gain	—	1,873	—	5,619
Interest income	24	1,908	1,936	8,417
Interest expense	(17,242)	(16,405)	(51,905)	(45,631)
Miscellaneous income (expense), net	9,369	2,999	6,222	17,175

Earnings (loss) before income taxes	$(40,645)	$(5,735)	$(234,929)	$89,392

Goodwill by Division is as follows:

	Goodwill
(In thousands)	September 26, 2009	December 27, 2008	September 27, 2008

North American Retail Division	$—	$—	$2,200
North American Business Solutions Division	19,431	19,431	369,025
International Division	—	—	966,958

Total	$19,431	$19,431	$1,338,183

The changes in goodwill balances from the third quarter of last year primarily reflect the impairment charge recorded during the fourth quarter of 2008.

Note G – Pension Disclosures

The components of net periodic pension cost for our foreign defined benefit plan are as follows:

	Third Quarter		Year-to-Date
(In millions)	2009	2008	2009	2008

Service cost	$—	$0.3	$—	$0.9
Interest cost	2.4	2.9	6.7	9.1
Expected return on plan assets	(1.7)	(2.7)	(4.8)	(8.4)

Net periodic pension cost	$0.7	$0.5	$1.9	$1.6

Curtailment gain	$—	$—	$—	$(13.1)

The pension plan was curtailed in 2008 and no incremental benefits are accruing to the participants. The plan was part of an entity acquired in 2003. The purchase and sale agreement included a provision whereby the seller is required to pay to the company an amount of unfunded benefit obligation as measured based on certain 2008 data. The company is in the process of resolving this uncertainty with the seller. We currently cannot predict the outcome of this matter.

For the year-to-date 2009 period, we have contributed approximately $3.8 million to our foreign pension plan. We currently anticipate making contributions of approximately $5 million for the full year 2009, inclusive of amounts to reduce the unfunded status of the plan.

Note H – Income Taxes

During the third quarter of 2009, the company recognized income tax expense of $358.4 million. The expense primarily reflects valuation allowances totaling $321.6 million, with $279.1 million related to domestic deferred tax assets and $42.5 million related to foreign deferred tax assets. Additionally, the related adjustment to the projected full year 2009 effective tax rate resulted in the reversal of $39.0 million of benefits recognized during the first half of the year. The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. An accumulation of recent pre-tax losses is considered strong negative evidence in that evaluation. The domestic cumulative pre-tax results for the previous 36 month period became negative during the third quarter of 2009. Additionally, certain European operations are projected to reach cumulative 36 month pre-tax losses before the end of 2009 and there is greater uncertainty about the pace of economic recovery in that jurisdiction compared to the domestic outlook. Further, losses are likely in both jurisdictions before a projected return to profitability. While the company believes positive evidence exists with regard to the realizability of these deferred tax assets, it is not considered sufficient to outweigh the objectively verifiable negative evidence, including the cumulative 36 month pre-tax loss history. Deferred tax assets without valuation allowances remain in certain foreign tax jurisdictions where supported by the evidence.

We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2000. Our U.S. federal filings for the years 2000 and 2002 through 2007 are under varying stages of routine examination, and it is not anticipated that all aspects of these examinations will be completed before 2010. Additionally, the U.S. federal tax return for 2008 is under concurrent year review. Significant international tax jurisdictions include the U.K., the Netherlands, France and Germany. Generally, we are subject to routine examination for years 2001 and forward in these jurisdictions. It is reasonably possible that certain of these audits will close within the next 12 months, which could result in a decrease of as much as $56 million or an increase of as much as $30 million to our accrued uncertain tax positions. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits, however, an estimate of such changes cannot reasonably be made at this time.

Note I – Derivative Instruments and Hedging Activity

As a global supplier of office products and services we are exposed to risks associated with changes in foreign currency exchange rates, commodity prices and interest rates. Our foreign operations are typically, but not exclusively, conducted in the currency of the local environment. We are exposed to the risk of foreign currency exchange rate changes when we make purchases, sell products, or arrange financings that are denominated in a currency different from the entity’s functional currency. Depending on the settlement timeframe and other factors we may enter into foreign currency derivative transactions to mitigate those risks. We may designate and account for such qualifying arrangements as hedges. Gains and losses on these cash flow hedging transactions are deferred in accumulated other comprehensive income (“OCI”) and recognized in earnings in the same period as the hedged item. Transactions that are not designated as cash flow hedges are marked to market at each period with changes in value included in earnings. No foreign currency hedging contracts existed at the end of the third quarter of 2009. Historically, we have not entered into transactions to hedge our net investment in foreign operations but may in future periods.

We also are exposed to the risk of changing fuel prices from inbound and outbound transportation arrangements. Some transportation contracts may provide for specific identification of the fuel cost component such that the risk of fuel price changes may be offset by third-party contracts thereby allowing us to designate and qualify these offsetting contracts as cash flow hedges for accounting purposes. Deferred gains or losses associated with these arrangements would be recorded in OCI until such time as the hedged item impacts earnings. As of September 26, 2009, we had no qualifying fuel hedging contracts in place. The structure of certain other transportation arrangements, however, precludes applying hedge accounting. In those circumstances, we may enter into derivative transactions to offset the risk of commodity price changes, and the value of the derivative contract is marked to market at each reporting period with changes recognized in earnings. At the end of the third quarter, the company had entered into contracts for approximately 1.6 million gallons of fuel that will be settled monthly through December 2009.

Interest rate changes on our obligations may result from external market factors, as well as changes in our credit rating. We manage our exposure to market risks at the corporate level. Interest rate-sensitive assets and liabilities are monitored and assessed for market risk. Currently, no interest-rate related derivative arrangements are in place. OCI includes the deferred gain from a hedge contract terminated in a prior period. This deferral is being amortized to interest expense through 2013.

In certain markets, we may contract with third parties for our future energy needs. Such arrangements are not considered derivatives because they are within the ordinary course of business and are for physical delivery. Accordingly, these arrangements are not included in the tables below.

Our risk management policies allow the use of specified financial instruments for hedging identified exposures only; speculation is not permitted.

The following tables provide information on our hedging and derivative positions and activity.

Fair Value of Derivative Instruments
As of September 26, 2009

(In thousands)	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity contracts – fuel	Other current liabilities	$1,568

Total derivatives		$1,568

(In thousands)	Location of gain/(loss) recognized in earnings	Amount of gain/(loss) recognized in earnings
		Third Quarter 2009	Year-to-Date 2009

Derivatives not designated as hedging instruments:
Commodity contracts – fuel	Cost of goods sold and occupancy costs & Store and warehouse operating and selling expenses*	$(1,568)	$(1,568)
Foreign exchange contracts	Miscellaneous income (expense), net	2,618	(7,707)

Total		$1,050	$(9,275)

(In thousands)	Amount of gain/(loss) recognized in OCI		Location of gain/(loss) reclassified from OCI into earnings	Amount of gain/(loss) reclassified from OCI into earnings
	Third Quarter 2009	Year-to-Date 2009		Third Quarter 2009	Year-to-Date 2009
Commodity contracts – fuel hedges	$—	$2,919	Cost of goods sold and occupancy costs & Store and warehouse operating and selling expenses*	$(1,685)	$(6,800)

Total	$—	$2,919		$(1,685)	$(6,800)

*	Approximately 60% of the losses for the third quarter and year-to-date 2009 are reflected in cost of goods sold and occupancy costs. The remaining 40% of the losses are reflected in store and warehouse operating and selling expenses.

As of September 26, 2009, there were no arrangements requiring collateral. However, we may be required to provide collateral on certain arrangements in the future. The fair values of our foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current exchange rates. The values are based on market-based inputs or unobservable inputs that are corroborated by market data.

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

The following tables provide summarized unaudited information from the balance sheets and statements of earnings for Office Depot de Mexico:

(In thousands)	September 26, 2009	December 27, 2008	September 27, 2008

Current assets	$204,492	$207,661	$220,184
Non-current assets	243,614	241,726	277,578
Current liabilities	144,147	155,017	156,975
Non-current liabilities	—	—	—

	Third Quarter		Year-to-Date
(In thousands)	2009	2008	2009	2008

Sales	$229,761	$278,272	$609,853	$733,017
Gross profit	64,796	77,211	173,794	208,150
Net income	16,903	22,469	41,076	56,493

The changes in balances and results from the prior year periods primarily reflect changes in foreign currency exchange rates.

During the first quarter of 2009, we received a $13.9 million dividend from this venture.

Note K – Commitments and Contingencies

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

In early November 2007, two putative class action lawsuits were filed against the company and certain of its executive officers alleging violations of the Securities Exchange Act of 1934. The allegations made in these lawsuits primarily related to the accounting for vendor program funds. Each of the foregoing lawsuits was filed in the Southern District of Florida and captioned as follows: (1) Nichols v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 6, 2007 and (2) Sheet Metal Worker Local 28 Pension Fund v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 5, 2007. On March 21, 2008, the court in the Southern District of Florida entered an Order consolidating the class action lawsuits (the “Consolidated Lawsuit”).

Lead plaintiff in the Consolidated Lawsuit, the New Mexico Educational Retirement Board, filed its Consolidated Amended Complaint on July 2, 2008. On September 2, 2008, Office Depot filed a motion to dismiss the Consolidated Amended Complaint on the basis that it failed to state a claim. On March 31, 2009, the court dismissed the Consolidated Amended Complaint, but allowed the lead plaintiff leave to amend. On April 20, 2009, the lead plaintiff filed a Second Consolidated Amended Complaint. On May 21, 2009, we filed a motion to dismiss the Second Consolidated Amended Complaint, which is currently pending before the court.

Note L – Subsequent Events

Public entities must evaluate subsequent events through the date that the financial statements are issued. Accordingly, we have evaluated subsequent events through the time of filing these financial statements with the SEC on October 29, 2009.

At the special meeting of shareholders on October 14, 2009, the shareholders voted to approve (i) a proposal to allow conversion at the option of the holders of our Series A Preferred Stock in excess of 19.99% of the shares of our common stock and (ii) a proposal to allow conversion at the option of the holders of our Series B Preferred Stock into shares of our common stock and the right of the holders of the Series B Preferred Stock to vote with shares of common stock on an as-converted basis. As a result of this approval, the vesting of certain employee stock grants will accelerate. Corporate general and administrative expenses for the fourth quarter of 2009 will include approximately $9 million from the effect of this accelerated vesting.

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

RESULTS OF OPERATIONS

OVERVIEW

A summary of factors important to understanding the results for the third quarter of 2009 is provided below and further discussed in the narrative that follows this overview.

•

Third quarter sales decreased 17% to $3 billion when compared to the third quarter of 2008. Sales in North America were down 18%, and International sales decreased 16% in U.S. dollars and 9% in local currencies. North American Retail Division comparable store sales decreased 14% for the quarter. The change in exchange rates from the third quarter of 2008 unfavorably impacted sales reported in U.S. dollars by approximately $70 million.

•

Gross profit totaled $860 million in the third quarter of 2009, down 16% from the same period in 2008. This decline is attributable to lower sales volume, partially offset by lower charges for shrink and inventory valuation.

•

As part of our previously announced strategic reviews, we recorded $40 million of pre-tax charges in the third quarter of 2009 and $5 million of charges in the third quarter of 2008 (the “Charges”). Implementation of the related activities during the quarter resulted in charges primarily for lease accruals and severance expenses.

•

Total operating expenses were down 12% compared to the third quarter of 2008. This decrease primarily reflects lower payroll and advertising expenses as well as reductions in distribution costs and fixed asset impairments. These decreases were partially offset by the increase in Charges from the third quarter of 2008.

•

During the third quarter of 2009, we recorded a non-cash tax expense to establish valuation allowances on deferred tax assets of $321.6 million ($1.17 per share) and reversed $39.0 million of tax benefits recognized during the first half of 2009 because of the uncertainty of future realizability of these assets. The reversal of tax benefits previously recognized negatively impacted third quarter earnings per share by $0.14, of which $0.08 is associated with the Charges recorded during the first half of 2009.

•

We reported a loss available to common shareholders of $413 million for the third quarter of 2009 compared to $7 million in the same quarter of the prior year, and we reported a diluted loss per share of $1.51 in the third quarter of 2009 versus $0.02 in the same period a year ago. In the third quarter of 2009, after-tax Charges negatively impacted earnings per share by $0.20, of which, $0.08 represents the reversal of tax benefits on Charges recognized during the first half of 2009. After-tax Charges negatively impacted earnings per share by $0.01 in the third quarter of 2008.

•

We reported a loss available to common shareholders of $550 million for the year-to-date 2009 period compared to income available to common shareholders of $60 million in the same period of 2008, and we reported a diluted loss per share of $2.02 for the year-to-date 2009 period versus diluted earnings per share of $0.22 in the same period a year ago. In the year-to-date 2009 period, after-tax Charges negatively impacted earnings per share by $0.64. After-tax Charges negatively impacted earnings per share by $0.10 for the year-to-date 2008 period.

•

On June 23, 2009, we issued $350 million of redeemable preferred stock and received cash, net of fees paid, of approximately $325 million. During the third quarter of 2009, we accrued dividends on the redeemable preferred stock totaling approximately $15 million, measured at fair value.

Charges and Division Results

Charges

During the fourth quarter of 2008, we performed an internal review of assets and processes with the goal of positioning the company to respond to the continued degradation in the global economy and to position the company for the economy’s eventual improvement. The results of that internal review led to decisions to close underperforming stores, close certain distribution facilities, exit certain businesses, write off certain assets that were not seen as providing sufficient future benefit, and undertake certain actions to improve liquidity. The review has been updated throughout 2009 and all activities associated with the planned actions are currently expected to be completed by the end of 2009. Expenses associated with future activities will be recognized as the individual plans are implemented and the related accounting recognition criteria are met. We currently estimate Charges to be recognized during the fourth quarter of 2009 to be approximately $60 million, bringing our estimate of 2009 total Charges to approximately $255 million. Accretion on discounted long-term accruals such as lease obligations, is projected to be $15 million for 2010 and declining amounts in subsequent periods. This expense will be included in store and warehouse operating and selling expenses and recognized at the corporate level, outside of Division operating profit. Positive and negative adjustments to these accrued balances may continue to impact corporate results in future periods. As with any estimate, the timing and amounts may change when projects are implemented and such changes may be significant. Also, changes in foreign currency exchange rates will have an impact on amounts reported in U.S. dollars related to foreign operations. Charges recognized in the third quarter and year-to-date 2008 periods related to a previous business review program.

Our measurement of Division operating profit excludes the Charges because they are evaluated internally at the corporate level. The Charges recognized during the third quarter and year-to-date 2009 and 2008 periods are included in the following lines in our Condensed Consolidated Statement of Operations.

(In millions)	Third Quarter		Year-to-Date
	2009	2008	2009	2008
Cost of goods sold and occupancy costs	$1	$—	$11	$—
Store and warehouse operating and selling expenses	34	4	160	24
General and administrative expenses	5	1	24	8

Total Charges	$40	$5	$195	$32

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

North American Retail Division

	Third Quarter		Year-to-Date
(Dollars in millions)	2009	2008	2009	2008

Sales	$1,288.3	$1,578.5	$3,850.7	$4,725.0
% change	(18)%	(11)%	(19)%	(8)%

Division operating profit	$35.1	$11.9	$103.4	$90.0
% of sales	2.7%	0.8%	2.7%	1.9%

Third quarter sales in the North American Retail Division were $1.3 billion, down 18% from the prior year, due in part to having 117 fewer stores open in the third quarter of 2009 versus the prior year period. Comparable store sales in the 1,144 stores in the U.S. and Canada that have been open for more than one year decreased 14% for the quarter and 16% for year to date 2009. While transaction counts were down in the third quarter of 2009 compared to the same period last year, a drop in average order value was the greater contributor to our sales decline. Consistent with previous periods, the overall decrease in sales was driven by macroeconomic factors as consumers and small business customers continued to curtail their spending. Additionally, our commitment to proactively reduce promotions in select categories resulted in lower sales compared to the third quarter of 2008. Within each of our three major product categories of supplies, technology and furniture, we experienced a sales decline compared to the third quarter of 2008. The negative comparable store sales continue to be driven by fewer sales of higher priced, discretionary categories in furniture and technology. Also, as a result of many schools starting later in 2009 than in 2008, our Back-to-School strategy of delaying promotional activity until key purchasing weeks lowered our comparable store sales, however, this strategy allowed us to deliver overall improved profitability for this important season. Geographically, California and Florida continued to produce the weakest comparable store sales trends for the third quarter and our best performing markets were Canada, the Northeast and the Midwest.

The North American Retail Division reported operating profit of approximately $35 million in the third quarter of 2009, compared to $12 million in the same period of the prior year. On a year to date basis, Division operating profit was approximately $103 million in 2009 compared to $90 million in 2008. This measure of operating performance is consistent with the internal reporting of results used to manage the business and allocate resources and does not include charges associated with the strategic decisions made as part of the internal review initiated during the fourth quarter of 2008. Please see Charges discussion in the MD&A Overview section above.

The improvement in Division operating profit for the third quarter of 2009 was driven by a continued improvement in product margins and reduced operating expenses, including lower depreciation as a result of fixed asset impairments recorded during the second half of 2008. Other factors contributing to the increase in Division operating profit were lower charges for asset impairments and a comparative benefit from closing the underperforming stores identified as part of the strategic review we initiated in the fourth quarter of 2008. These positive factors were partially offset by the unfavorable impact our sales volume decline had on gross margin and operating expenses (the “flow through” impact). The factors discussed for the third quarter results are largely the same factors impacting year to date 2009 compared to year to date 2008.

At the end of the third quarter of 2009, Office Depot operated 1,158 office products stores throughout the U.S. and Canada. We opened one store, closed one store and relocated three stores during the period. We closed 113 stores during year to date 2009, of which 112 were closed as part of the strategic review initiated in the fourth quarter of 2008. We plan to open ten or fewer new stores over the remainder of 2009.

Our inventory per store at the end of the third quarter of 2009 was approximately $669,000, down 14% from the end of the third quarter of 2008. Average inventory per store in the third quarter of 2009 was $723,000, down 19% from the same period last year. These declines are a result of improved inventory management and our reduced exposure to higher dollar value inventory items. The integration of our North American Retail and Business Solutions supply chains will make it difficult to accurately calculate inventory per store data. Therefore, we plan to stop reporting this measure in 2010.

As we look at the fourth quarter, we are cautiously optimistic about sales. Customer spending remains tight, and we believe that the upcoming holiday season will be very competitive. We expect Division operating results to be better year-over-year, excluding the negative impact of asset impairment charges recognized in the fourth quarter of 2008.

North American Business Solutions Division

	Third Quarter		Year-to-Date
(Dollars in millions)	2009	2008	2009	2008

Sales	$880.4	$1,054.2	$2,662.6	$3,222.3
% change	(16)%	(10)%	(17)%	(7)%

Division operating profit	$21.3	$39.0	$76.9	$147.9
% of sales	2.4%	3.7%	2.9%	4.6%

Third quarter sales in the North American Business Solutions Division were $880 million, down 16% compared to the third quarter of 2008. This decline was principally driven by a decrease in the number of customer transactions. In our large, national accounts, we continued to experience extremely aggressive pricing from some of our competitors. On a product category basis, the Division experienced continued weakness in durables such as furniture, technology and peripherals, as customers delayed their purchases of these products in favor of consumables like paper, ink and toner. Our expectation is that the purchasing trends will continue in the near term. In the third quarter of 2009, the sales decline in California worsened and continued to exceed the overall rate of decline for the Division in the period, however, the sales decline in Florida was slightly less than the overall rate of decline for the Division. These two states continue to represent approximately 30% of Division revenue and about one-third of the revenue decline from the third quarter of 2008.

The North American Business Solutions Division reported operating profit of approximately $21 million in the third quarter of 2009, compared to $39 million in the same period of the prior year. This decrease was driven by the flow through impact of lower sales levels as well as lower product margins, reflecting a less profitable product mix and cost increases that could not be passed on to our customers. Reductions in operating expenses, including lower advertising costs, partially offset these negative factors. On a year to date basis, Division operating profit totaled $77 million in 2009 compared to $148 million in 2008. The factors discussed for the third quarter results are largely the same factors impacting year to date 2009 compared to year to date 2008.

As we look at the fourth quarter, we expect the year-over-year sales decline to improve as we compare against our weak sales results from the fourth quarter of 2008. In addition, we anticipate that Division operating profit in the fourth quarter will reflect an improvement over the fourth quarter of 2008 as a result of the many initiatives that we have undertaken to optimize our profitability.

International Division

	Third Quarter		Year-to-Date
(Dollars in millions)	2009	2008	2009	2008

Sales	$860.6	$1,025.1	$2,565.2	$3,277.6
% change	(16)%	3%	(22)%	7%
% change in local currency sales	(9)%	(2)%	(10)%	(1)%

Division operating profit	$34.2	$35.9	$55.8	$147.3
% of sales	4.0%	3.5%	2.2%	4.5%

The International Division reported third quarter sales of $861 million, a decrease of 16% in U.S. dollars. Local currency sales decreased 9%, with all but a few countries in which we operate reporting sales declines compared to the third quarter of 2008. The U.K., France, and Germany accounted for more than half of the overall decrease in local currency sales. Similar to North America, concerns regarding high unemployment levels, reductions in workforce, tight credit conditions and the global recession are having a negative effect on both business investment and office supply expenditures. Although we are becoming more effective at retaining our higher value customers, sales in the direct business declined 10% in local currency because of continued softness in higher priced items such as furniture and technology. Sales in the contract business declined 9% in local currency as larger businesses have reduced their workforces and their discretionary spending on office supplies. Additionally, the International Division’s sales were reduced as a result of our previously announced plans to exit the retail business in Japan.

The International Division reported an operating profit of approximately $34 million in the third quarter of 2009, compared to $36 million in the same period of the prior year. Division operating profit for year to date 2009 was $56 million, compared to $147 million for the same period of 2008. This measure of operating performance is consistent with the internal reporting of results used to manage the business and allocate resources and does not include charges associated with the strategic decisions made as part of the internal review initiated during the fourth quarter of 2008. Please see Charges discussion in the MD&A Overview section above.

The change in Division operating profit for the third quarter of 2009 resulted as the flow through impact of lower sales levels was almost completely offset by lower operating expenses. These factors are largely the same factors impacting year to date 2009 compared to year to date 2008. Additionally, the curtailment of a U.K. pension plan resulted in a $13 million gain in the second quarter of 2008, contributing to the decrease in the year to date period. The change in exchange rates from the corresponding prior year period unfavorably impacted operating profit in U.S. dollars by approximately $3 million for the quarter and $12 million for the year-to-date period, compared to the same periods in 2008.

Looking forward, economic data indicates that the recovery has begun in Asia and Europe but our customers are still reducing costs and finding ways to decrease overall spending. Therefore, we do not anticipate a significant change in demand in the near future. As a result of our sales growth and cost reduction initiatives, we are optimistic about our fourth quarter performance. We expect that our fourth quarter revenue decline in local currency will be less than the third quarter of 2009, and we expect Division operating profit to be slightly lower than the third quarter of 2009.

Corporate and Other

General and Administrative Expenses: Total G&A increased slightly from $176 million in the third quarter of 2008 to $178 million in the third quarter of 2009. As noted above, the portion of G&A expenses considered directly or closely related to unit activity is included in the measurement of Division operating profit above. The remainder of the total G&A expenses are considered corporate expenses. A breakdown of G&A is provided in the following table:

	Third Quarter		Year-to-Date
(In millions)	2009	2008	2009	2008

Division G&A	$89.2	$97.3	$268.2	$292.1
Corporate G&A	88.3	79.1	256.1	258.0

Total G&A	$177.5	$176.4	$524.3	$550.1

Corporate G&A includes Charges of approximately $5 million in the third quarter of 2009 and $1 million in the third quarter of 2008. After considering the impact of Charges recognized in the period, Corporate G&A increased by approximately $6 million during the third quarter of 2009 compared to the same period of 2008 primarily reflecting increased depreciation expense and performance-based variable pay. The increase in depreciation expense resulted primarily from the capital lease associated with our new corporate campus as well as the company’s implementation of a new enterprise software system which was placed in service at the beginning of the third quarter of 2009.

Corporate G&A includes Charges of $24 million for the year to date 2009 period and $8 million for the same period of 2008. After considering the impact of Charges recognized in the period, Corporate G&A fell by approximately $18 million during year-to-date 2009 compared to the same period of 2008. This decrease primarily reflects reduced legal and professional fees and lower payroll costs, which were partially offset by increased performance-based pay and depreciation expense. Additionally, during the second quarter of 2008, the company initiated a voluntary exit incentive program for certain employees that resulted in a charge of approximately $6 million for severance expenses in the year-to-date 2008 period.

Corporate G&A for the fourth quarter of 2009 will include approximately $9 million from the effect of accelerated vesting of certain employee stock grants following approval of the redeemable preferred stock issuance. Also, change in control features in certain employment contracts could result in additional G&A expenses in future periods if covered executives’ are involuntarily, or in certain cases, voluntarily terminated.

During 2006, we sold our former corporate campus and leased the facility back as construction of a new facility was being completed. The amortization of the deferred gain on the sale recognized during year to date 2008 largely offset the rent expense incurred during the period.

Other income (expense): The increase in net interest costs in the third quarter was driven by increased interest expense, which resulted from the amortization of debt issuance costs related to our asset based credit facility and the interest expense recognized on the capital lease associated with our new corporate campus. We also experienced lower levels of interest income and capitalized interest compared to the third quarter of 2008. Partially offsetting these unfavorable items was a reduction in interest expense on borrowings as we did not borrow under our asset based credit facility during the third quarter of 2009. In addition to these factors, higher borrowing rates and lower investment rates contributed to the increase in net interest costs for the year to date 2009 period.

The increase in net miscellaneous income in the third quarter primarily relates to foreign currency transactions. During the third quarter of 2009, we recognized foreign currency gains compared to foreign currency losses in the third quarter of 2008. Partially offsetting this improvement were lower equity in earnings from our joint venture in Mexico, Office Depot de Mexico, which resulted primarily from changes in foreign currency exchange rates. In addition to these factors, the change in the year to date amount also reflects the comparison to a $5 million gain recognized in the first quarter of 2008 from the sale of a non-operating asset.

Other - Income Taxes: During the third quarter of 2009, the company recognized income tax expense of $358.4 million. The expense primarily reflects valuation allowances totaling $321.6 million, with $279.1 million related to domestic deferred tax assets and $42.5 million related to foreign deferred tax assets. Additionally, the related adjustment to the projected full year 2009 effective tax rate resulted in the reversal of $39.0 million of benefits recognized during the first half of the year. The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. An accumulation of recent pre-tax losses is considered strong negative evidence in that evaluation. Because of the downturn in our performance during this recessionary period, as well as the significant restructuring activities and charges we have taken in response, during the third quarter of 2009 our domestic cumulative pre-tax results for the past 36 months became negative. Additionally, certain European operations are projected to reach cumulative 36 month losses before the end of 2009 and there is greater uncertainty about the pace of economic recovery in that jurisdiction compared to the domestic outlook. While we have seen signs that cause us to be optimistic about the future, we are likely to be adding to those accumulated pre-tax losses in both jurisdictions before the projected return to profitability of these operations. We expect to be able to use some of these assets to reduce taxes payable in coming quarters or by carrying back to prior years. Further, we anticipate being able to remove the valuation allowances in future periods when positive evidence outweighs the negative evidence from the relevant look-back period, but the timing and amounts by jurisdiction currently cannot be reliably estimated. The short-term consequence of being unable to record deferred tax benefits will cause our effective tax rate to be volatile, possibly changing significantly from period to period. We anticipate an effective tax rate of approximately 10% to 15% for the full year 2009. However, the effective tax rate in future periods can be affected by variability in our mix of domestic and foreign income, the variance of actual results to projected results, utilization of deferred tax assets, the statutory tax rates in various jurisdictions, changes in the rules related to accounting for income taxes, outcomes from tax audits that regularly are in process and our assessment of the need for accruals for uncertain tax positions.

The company periodically seeks to limit future tax expense by entering into tax ruling agreements with international jurisdictions. It is possible that the company may have to concede significant tax attributes in the negotiating process which may increase tax expense. Such a concession should not have a near-term cash tax impact.

The 2008 third quarter tax expense includes a charge of approximately $8 million to reflect the enactment in July 2008 of a tax law change in the U.K., partially offset by a benefit of approximately $5 million to adjust tax provisions for the first two quarters of 2008 to the anticipated full year effective rate.

LIQUIDITY AND CAPITAL RESOURCES

At September 26, 2009, we had approximately $693 million of cash and cash equivalents and $694 million available under our asset based revolving credit facility based on the September borrowing base certificate. The challenging economic conditions impact the market for short-term liquidity, but we consider our resources adequate to satisfy our cash needs at least over the next twelve months. We anticipate that market conditions will continue to be challenging through the remainder of 2009 and into 2010, and in response, we are focused on maximizing cash flow. We have made strong progress towards reducing inventory levels and remain focused on accelerating the collection of our accounts receivable balances. During the first half of 2009, we entered into sale-leaseback transactions and sales of certain assets, and during the third quarter of 2009, we entered into a committed factoring arrangement that allows us to sell certain foreign trade receivables to a third party which provides up to approximately $85 million additional liquidity, depending on the level of eligible receivables and currency exchange rates. As of the end of the third quarter of 2009, we had not sold any receivables under this agreement. Our asset based revolving credit facility is also available to support working capital needs.

At September 26, 2009, we had no borrowings outstanding on our asset based revolving credit facility (the “Facility”). There were letters of credit outstanding under the Facility totaling approximately $171.0 million. An additional $0.7 million of letters of credit were outstanding under separate agreements. Average borrowings under the Facility from December 27, 2008 to June 27, 2009 were approximately $180 million at an average interest rate of 3.92%. We did not borrow under our asset based credit facility during the third quarter of 2009.

Redeemable Preferred Stock Issuance

On June 23, 2009, we issued 274,596 shares of 10.00% Series A Redeemable Convertible Participating Perpetual Preferred Stock (“Series A Preferred Stock”), and 75,404 shares of 10.00% Series B Redeemable Conditional Convertible Participating Perpetual Preferred Stock (“Series B Preferred Stock” together the “Preferred Stock”) for net proceeds of approximately $327 million. Each share of Preferred Stock has an initial liquidation preference of $1,000 and the conversion rate of $5.00 per common share allow the two series of preferred stock to be initially convertible into 70 million shares of common stock. The conversion rate is subject to anti-dilution adjustments.

In compliance with the rules of the New York Stock Exchange (“NYSE”), Office Depot requested shareholder approval for conversion and voting rights for these shares. Approval was received at the shareholder meeting on October 14, 2009. Certain provisions in the original Preferred Stock documents that would have been effective if shareholder approval was not received are no longer relevant.

On September 23, 2009, the board of directors resolved that an amount equal to the stated dividend rate on the Preferred Stock accrued through October 1, 2009 should be added to the liquidation preference of the respective Series A and Series B Preferred Stock, in lieu of making a cash payment. The dividend resulted in $14.9 million in the aggregate being charged against additional paid-in capital and added to the Preferred Stock carrying value as of September 26, 2009. The company measured the fair value of the dividend using a binomial simulation model that captured the intrinsic value of the underlying common stock on the declaration date and the option value of the shares and future dividends. This increase in liquidation preference in lieu of a cash payment has no impact on the statement of cash flows.

Dividends are payable quarterly and will be paid in cash only to the extent that the company has funds legally available for such payment and a cash dividend is declared by the company’s board of directors. The company’s credit facility currently limits the ability to make such payments. If not paid in cash, an amount equal to the cash dividend due will be added to the liquidation preference and measured for accounting purposes at fair value. The company may seek modifications to the credit facility to allow for dividends to be paid in cash. After the third anniversary of issuance the dividend rate will be reduced to (a) 7.87% if at any time the closing price of the company’s common stock is greater than or equal to $6.62 per share for a period of 20 consecutive trading days, or (b) 5.75% if at any time the closing price of the company’s common stock is greater than or equal to $8.50 per share for a period of 20 consecutive trading days.

After the third anniversary of issuance the Preferred Stock is redeemable, in whole or in part, at the option of the company, subject to the right of the holder to first convert the Preferred Stock the company proposes to redeem. The redemption price is initially 107% of the liquidation preference amount and decreases by 1% each year until reaching 100% after June 23, 2019. At any time after June 23, 2011, if the closing price of the common stock is greater than or equal to $9.75 per share for a period of 20 consecutive trading days, the Preferred Stock is redeemable at 100% of the liquidation preference amount, in whole or in part, at the option of the company, subject to the right of the holder to first convert the Preferred Stock the company proposes to redeem.

The Preferred Stock is redeemable at the option of the holder at 101% of the liquidation preference in the event of certain fundamental change provisions (as defined in the Certificate of Designations for each series), including sale, bankruptcy, or delisting of our common stock.

Based on our current assessment of 2009 cash flow and the issuance of the $350 million of preferred stock, we believe we have sufficient liquidity to withstand the continuation of difficult economic conditions.

Current Period Results

Year to date cash provided by operating activities totaled $267 million compared to $438 million during the same period last year. This decrease primarily reflects a reduction in business performance which was partially offset by changes in working capital and other. Depreciation and amortization decreased by approximately $31 million year over year primarily reflecting the impairment of fixed and intangible assets we recorded in the fourth quarter of 2008. The decrease in charges for losses on inventories and receivables resulted from lower charges for shrinkage. As previously discussed, the company recognized valuation allowances of approximately $322 million related to deferred tax assets during the third quarter of 2009. Due to the non-cash nature of that expense, it has been added back to our net loss in the Condensed Consolidated Statements of Cash Flows to arrive at cash provided by operating activities. The third quarter reversal of $39.0 million of tax benefits recognized during the first half of the year had no net impact on cash flows because of the year to date presentation of this financial statement. Changes in net working capital and other components resulted in a $257 million source of cash in the year to date 2009 period, compared to $46 million in the same period of 2008. The source in the 2009 period was driven by our continued focus on collecting accounts receivable balances and controlling our inventory levels. Additionally, the changes in working capital and other line item on the Condensed Consolidated Statement of Cash Flows includes a $14 million dividend received from our joint venture in Mexico as well as the impact of non-cash Charges and increases in accruals for severance and lease obligations recognized during the 2009 period. The source of cash in the 2008 period primarily reflected reduced inventory and receivable levels during the period as well as the timing of payments. The timing of payments is subject to variability quarter to quarter depending on a variety of factors, including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, see Note A of the Notes to Condensed Consolidated Financial Statements.

Cash provided by investing activities was $81 million in the year to date 2009 period, compared to a use of $316 million in the same period last year. The cash inflow for the 2009 period reflects $148 million of proceeds from multiple sale and sale-leaseback transactions related to the strategic review and our efforts to enhance our liquidity. One transaction was the sale of an asset previously classified as a capital lease. Payments to satisfy the existing capital lease obligation are included in the financing section.

Year-to-date 2009 capital expenditures totaled approximately $74 million, compared to $278 million in the same period of 2008. The decrease primarily reflects a reduction in store openings as well as a decrease in spending related to our information systems and distribution networks. We anticipate capital expenditures for the full year 2009 to be approximately $125 million to $130 million. We believe our cash on hand, cash from operations, anticipated liquidity actions and our existing credit facility will be sufficient to satisfy our anticipated capital expenditures. During the 2009 period, $6 million of cash that had been held in a restricted account at the end of 2008 was released. Similarly, $18 million of restricted cash was released during the year-to-date 2008 period. Also, during 2008 period, we purchased certain non-operating assets for approximately $40 million. We sold certain of these non-operating assets in the first quarter of 2008, realizing a gain of approximately $5 million in that period. The use of cash in the 2008 period also included payments made to acquire controlling interests in our joint ventures in Sweden and India as well as payments made under put options to acquire all the remaining minority interest shares of our joint ventures in Israel and China.

Year to date cash provided by financing activities totaled $177 million compared to $57 million during the same period last year. The source in the 2009 period resulted from our issuance of redeemable preferred stock during the second quarter. As discussed above, we completed the $350 million issuance of redeemable preferred stock on June 23, 2009. These proceeds are shown net of fees paid of approximately $25 million on the transaction during the period. Uses of cash during the year to date 2009 period resulted from repayments of borrowings on our asset based credit facility, which totaled $139 million, and $34 million in capital lease payments. Also, during year-to-date 2009, we incurred approximately $19 million in debt as a result of a land sale and leaseback that was treated as a financing transaction as well as approximately $6 million of other short-term borrowings. Cash provided by financing activities in the 2008 period primarily reflects debt borrowings as well as debt issuance costs of approximately $39 million related to our asset based credit facility, conformed to our full year presentation.

Other

The sale and purchase agreement associated with the Guilbert acquisition in 2003 included a provision whereby the funding deficit in Guilbert’s U.K. defined benefit pension plan as at closing of the acquisition would be revalued five years after acquisition and the revalued deficit amount, calculated in accordance with the agreement, would be paid by the seller to the company. The actuary to the plan has prepared a calculation in accordance with the mechanism set out in the agreement, but the seller disputes the valuation. Arbitration of this issue is anticipated to extend into 2010. The company currently cannot predict the outcome of this issue. We have accounted for the deficit in the plan since acquisition and disclosed this element of continuing consideration in our annual reports. The company’s claim against the seller does not eliminate our funding requirements associated with the plan. During 2008, the plan was curtailed and no incremental benefits are accruing to the participants. Also, we have entered into an agreement with the plan’s trustees to fund the existing deficit over a ten year period. U.K. law requires us to review the funding every three years to ensure progress is made toward eliminating the deficit. Currently, the company is making annual payments of approximately $5 million into the plan and is scheduled to agree with the plan’s trustees on the ensuing three-year funding targets during 2010.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) has codified a single source of U.S. Generally Accepted Accounting Principles (GAAP), the Accounting Standards Codification™. Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes.

In June 2009, the FASB issued new rules relating to the transfer of financial assets. These rules require entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. They also eliminate the concept of a “qualifying special-purpose entity,” change the requirements for derecognizing financial assets and require additional disclosures. The rules become effective for fiscal years beginning after November 15, 2009. Although we have not completed our analysis, we currently do not anticipate that these rules will have a material effect on our financial condition, results of operations or cash flows.

Also in June 2009, the FASB issued rules which modify how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The FASB clarified that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. An ongoing reassessment is required of whether a company is the primary beneficiary of a variable interest entity. Additional disclosures are also required about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. These rules are effective for fiscal years beginning after November 15, 2009. Although we have not completed our analysis, we currently do not anticipate that these rules will have a material effect on our financial condition, results of operations or cash flows.

In September, the FASB ratified an amendment to accounting rules addressing revenue recognition for arrangements with multiple revenue-generating activities. The amendment addresses how revenue should be allocated to separate elements which could impact the timing of revenue recognition. The amendment will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Companies may elect, but are not required, to apply retrospectively to all prior periods. We have not completed our assessment of this amendment on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks

At September 26, 2009, there had not been a material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2008 Form 10-K.

Foreign Exchange Rate Risks

At September 26, 2009, there had not been a material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2008 Form 10-K.

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

In early November 2007, two putative class action lawsuits were filed against the company and certain of its executive officers alleging violations of the Securities Exchange Act of 1934. The allegations made in these lawsuits primarily related to the accounting for vendor program funds. Each of the foregoing lawsuits was filed in the Southern District of Florida and captioned as follows: (1) Nichols v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 6, 2007 and (2) Sheet Metal Worker Local 28 Pension Fund v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 5, 2007. On March 21, 2008, the court in the Southern District of Florida entered an Order consolidating the class action lawsuits (the “Consolidated Lawsuit”).

Lead plaintiff in the Consolidated Lawsuit, the New Mexico Educational Retirement Board, filed its Consolidated Amended Complaint on July 2, 2008. On September 2, 2008, Office Depot filed a motion to dismiss the Consolidated Amended Complaint on the basis that it failed to state a claim. On March 31, 2009, the court dismissed the Consolidated Amended Complaint, but allowed the lead plaintiff leave to amend. On April 20, 2009, the lead plaintiff filed a Second Consolidated Amended Complaint. On May 21, 2009, we filed a motion to dismiss the Second Consolidated Amended Complaint, which is currently pending before the court.

In addition, in the ordinary course of business, our sales to and transactions with government customers may be subject to audits and review by governmental authorities and regulatory agencies. Many of these audits and reviews are resolved without incident; however, we have had several inquiries by certain governmental agencies into contract pricing, and additional inquiries may follow. While these claims may assert large demands, we do not believe that any of these matters, either individually or in the aggregate, will materially affect our financial position or the results of our operations.

Item 1A. Risk Factors

With the exception of certain items that were updated in our Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2009, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our 2008 Form 10-K.

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

On April 25, 2007, the board of directors authorized a common stock repurchase program whereby we were authorized to repurchase $500 million of our common stock. The company has not made any repurchases under this authorization, and the remaining authorized amount at September 26, 2009 was $500 million. The company’s asset based credit facility includes limitations in certain circumstances on restricted payments including share repurchases and the payment of cash dividends. These restrictions are based on the then-current and pro-forma fixed charge coverage ratio and borrowing availability at the point of consideration. Further, so long as investors in the redeemable preferred stock own at least 10% of the common stock voting rights, on an as-converted basis, the affirmative vote of a majority of the shares of preferred stock then outstanding and entitled to vote is required for the declaration or payment of a dividend on common stock. The company has never declared or paid cash dividends on its common stock.

Item 6. Exhibits

Exhibits

10.1	Agreement for the Financing of Commercial Receivables, dated September 30, 2009, between Office Depot BS and Fortis Commercial Finance
10.2	Specifications Relating to the Back-Up Line Attached to the Agreement for the Financing of Commercial Receivables, dated September 30, 2009, between Office Depot BS and Fortis Commercial Finance
10.3	Seventh Amendment to Amended and Restated Merchant Services Agreement, dated October 13, 2009, between Office Depot, Inc. and Citibank N.A.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC. (Registrant)

Date: October 29, 2009	By: /s/ Steve Odland
Steve Odland
Chief Executive Officer and
Chairman, Board of Directors
(Principal Executive Officer)

Date: October 29, 2009	By: /s/ Michael D. Newman
Michael D. Newman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: October 29, 2009	By: /s/ Mark E. Hutchens
Mark E. Hutchens
Senior Vice President
and Controller
(Principal Accounting Officer)