Form 10-Q
period 2010-03-27
OFFICE DEPOT INC
filed 2010-04-27
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended     March 27, 2010

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At March 27, 2010 there were 275,502,955 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 27, 2010	December 26, 2009	March 28, 2009
Assets
Current assets:
Cash and cash equivalents	$663,299	$659,898	$175,957
Receivables, net	1,009,642	1,121,160	1,174,176
Inventories	1,142,478	1,252,929	1,128,061
Deferred income taxes	19,316	16,637	212,744
Prepaid expenses and other current assets	150,317	155,705	182,825

Total current assets	2,985,052	3,206,329	2,873,763
Property and equipment, net	1,236,772	1,277,655	1,416,996
Goodwill	19,431	19,431	19,431
Other intangible assets	24,066	25,333	27,195
Deferred income taxes	76,634	81,706	267,923
Other assets	292,846	279,892	246,187

Total assets	$4,634,801	$4,890,346	$4,851,495

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$973,422	$1,081,381	$1,098,977
Accrued expenses and other current liabilities	1,171,088	1,280,296	1,099,310
Income taxes payable	18,652	6,683	8,631
Short-term borrowings and current maturities of long-term debt	59,128	59,845	54,687

Total current liabilities	2,222,290	2,428,205	2,261,605
Deferred income taxes and other long-term liabilities	615,300	654,851	646,211
Long-term debt, net of current maturities	661,104	662,740	674,888

Total liabilities	3,498,694	3,745,796	3,582,704

Commitments and contingencies
Redeemable preferred stock, net (liquidation preference – $368,516 in 2010 and $368,116 in December 2009)	355,979	355,308	—

Stockholders’ equity:
Office Depot, Inc. stockholders’ equity:
Common stock - authorized 800,000,000 shares of $.01 par value; issued and outstanding shares – 281,418,223 in 2010, 280,652,278 in December 2009 and 280,628,656 in March 2009	2,814	2,807	2,806
Additional paid-in capital	1,189,611	1,193,157	1,197,372
Accumulated other comprehensive income	201,474	238,379	170,719
Accumulated deficit	(560,727)	(590,195)	(48,469)
Treasury stock, at cost – 5,915,268 shares in 2010 and December 2009, 5,926,763 shares in March 2009	(57,733)	(57,733)	(57,812)

Total Office Depot, Inc. stockholders’ equity	775,439	786,415	1,264,616
Noncontrolling interest	4,689	2,827	4,175

Total stockholders’ equity	780,128	789,242	1,268,791

Total liabilities and stockholders’ equity	$4,634,801	$4,890,346	$4,851,495

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 23, 2010 (the “2009 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended
	March 27, 2010	March 28, 2009
Sales	$3,071,970	$3,225,264
Cost of goods sold and occupancy costs	2,158,239	2,315,002

Gross profit	913,731	910,262

Store and warehouse operating and selling expenses	690,011	794,320
General and administrative expenses	168,217	176,399

Operating profit (loss)	55,503	(60,457)

Other income (expense):
Interest income	537	1,194
Interest expense	(17,772)	(17,918)
Miscellaneous income (expense), net	6,099	(3,559)

Earnings (loss) before income taxes	44,367	(80,740)

Income tax expense (benefit)	15,127	(25,408)

Net earnings (loss)	29,240	(55,332)

Less: Net loss attributable to the noncontrolling interest	(228)	(593)

Net earnings (loss) attributable to Office Depot, Inc.	29,468	(54,739)

Preferred stock dividends	9,475	—

Income (loss) available to common shareholders	$19,993	(54,739)

Earnings (loss) per common share:
Basic	$0.07	$(0.20)
Diluted	0.07	(0.20)

Weighted average number of common shares outstanding:
Basic	274,233	273,179
Diluted	274,233	273,179

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2009 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	13 Weeks Ended
	March 27, 2010	March 28, 2009
Cash flows from operating activities:
Net earnings (loss)	$29,240	$(55,332)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	52,702	53,662
Charges for losses on inventories and receivables	12,195	23,671
Changes in working capital and other	(41,503)	75,751

Net cash provided by operating activities	52,634	97,752

Cash flows from investing activities:
Capital expenditures	(41,440)	(30,860)
Proceeds from assets sold and other	13,770	98,209

Net cash provided by (used in) investing activities	(27,670)	67,349

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	777	18
Tax benefits from employee share-based payments	1,635	—
Share transactions under employee related plans	(1,269)	—
Debt related fees	(4,688)	—
Net payments on borrowings	(2,799)	(140,008)

Net cash used in financing activities	(6,344)	(139,990)

Effect of exchange rate changes on cash and cash equivalents	(15,219)	(4,899)

Net increase in cash and cash equivalents	3,401	20,212
Cash and cash equivalents at beginning of period	659,898	155,745

Cash and cash equivalents at end of period	$663,299	$175,957

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2009 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Summary of Significant Accounting Policies

Basis of Presentation: Office Depot, Inc., including consolidated subsidiaries, is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The Condensed Consolidated Balance Sheet at December 26, 2009 has been derived from audited financial statements at that date. The condensed consolidated interim financial statements as of March 27, 2010 and March 28, 2009, and for the 13-week periods ended March 27, 2010 (also referred to as “the first quarter of 2010”) and March 28, 2009 (also referred to as “the first quarter of 2009”) are unaudited. However, in our opinion, these financial statements reflect adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. We have included the balance sheet from March 28, 2009 to assist in analyzing our company. The March 28, 2009 balance sheet includes a line for Deferred income taxes, separate from Other assets, to conform to the March 27, 2010 and December 26, 2009 presentation.

These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Office Depot, Inc. and its condensed consolidated financial statements, we recommend reading these condensed interim financial statements in conjunction with the audited financial statements for the year ended December 26, 2009, which are included in our 2009 Annual Report on Form 10-K (the “2009 Form 10-K”), filed with the U.S. Securities and Exchange Commission (“SEC”).

Cash Management: Our cash management process generally utilizes zero balance accounts which provide for the reimbursement of the related disbursement accounts on a daily basis. Accounts payable and accrued expenses as of March 27, 2010, December 26, 2009 and March 28, 2009 included $66 million, $77 million and $66 million, respectively, of disbursements not yet presented for payment drawn in excess of our book deposit balances where offset provisions exist. We may borrow to meet working capital and other needs throughout any given quarter, which may result in higher levels of borrowings and invested cash within the period. At the end of the quarter, excess cash may be used to minimize borrowings outstanding at the balance sheet date.

New Accounting Pronouncements: There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

Note B – Debt

On March 26, 2010, the company executed a second amendment to its asset based credit facility. This second amendment amends the company’s asset based credit facility by, among other things, allowing the company to make certain restricted payments, including the payment of cash dividends, in an aggregate amount of $50 million per fiscal year, subject to the satisfaction of maintenance of certain minimum liquidity conditions, removing the ability of the company to elect one- or two-month interest periods with respect to its LIBOR borrowings, making certain technical amendments to permit the company to issue unsecured or subordinated convertible debt securities, allowing the company and its subsidiaries to enter into certain internal tax restructuring transactions subject in certain circumstances to various conditions, and waiving certain technical events of default, including written notice of certain events to the U.S. Agent and European Agent under the asset based credit facility and certain security agreements. The company was in compliance with all financial covenants at March 27, 2010.

Note C – Redeemable Preferred Stock

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

The initial liquidation value of $1,000 per preferred share and the conversion rate of $5.00 per common share allow the two series of preferred stock to be initially, and as of March 27, 2010, convertible into 70 million and 73.7 million shares of common stock, respectively. The conversion rate is subject to anti-dilution adjustments. Until converted or otherwise redeemed, the Preferred Stock is recorded outside of permanent equity on the Condensed Consolidated Balance Sheets because certain redemption conditions are not solely within the control of Office Depot. The balance is presented inclusive of accrued dividends and net of approximately $25 million of fees incurred at issuance.

Dividends are payable quarterly and are paid in-kind or, in cash, only to the extent that the company has funds legally available for such payment and a cash dividend is declared by the company’s board of directors. If not paid in cash, an amount equal to the cash dividend due will be added to the liquidation preference and measured for accounting purposes at fair value. After the third anniversary of issuance, the dividend rate will be reduced to:

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

The board of directors has approved dividends equal to the stated dividend rate on the Preferred Stock for each quarterly period accrued through April 1, 2010. For dividends accrued through January 1, 2010, the stated-rate dividend has been added to the liquidation preference of the respective Series A and Series B Preferred Stock, in lieu of making a cash payment. An increase in the liquidation preference in lieu of a cash payment has no impact on the Condensed Consolidated Statements of Cash Flows. Because these prior dividends were paid in kind, the dividends were measured at fair value for financial reporting purposes. The excess of fair value over the stated rate increased the carrying value of the Preferred Stock and reduced earnings per share, but had no impact on the liquidation preference and did not provide additional rights to the Preferred Stock holders.

The following table reflects the changes in redeemable preferred stock. In the table below, the increases in liquidation preference and fair value in excess of dividends at the stated rate reflect the accrual of dividends for the days between the end of the prior reporting period of December 26, 2009 and the January 1, 2010 dividend date. The April 1, 2010 preferred stock dividend of approximately $9.2 million was paid in cash and had no impact on the carrying value of the Preferred Stock.

(Dollars in thousands)	Redeemable Preferred Stock, net

Balance at December 26, 2009	$355,308
Dividends accrued at the stated rate	400
Fair value in excess of dividends accrued at the stated rate	271

Balance at March 27, 2010	$355,979

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

Certain features of the Preferred Stock constitute derivatives separable from the preferred stock; however, those features had little or no value at issuance or March 27, 2010 and are not expected to have significant value for the foreseeable future.

Note D – Asset Impairments, Exit Costs and Other Charges

In prior years, we performed internal reviews of assets and processes with the goal of positioning the company to deal with the degradation in the global economy and to benefit from its eventual improvement. The results of those internal reviews led to decisions to close stores, exit certain businesses and write off certain assets that were not seen as providing future benefit. These decisions resulted in material charges (the “Charges”) that were recognized during the fourth quarter of 2008 and fiscal year 2009. Our measurement of Division operating profit excludes the Charges because they are evaluated internally at the corporate level.

As of the end of 2009, we had substantially completed all activities falling under our strategic reviews. Although we did not recognize new Charges under these programs in the first quarter of 2010, positive and negative adjustments to previously accrued amounts as well as accretion on discounted long-term accruals such as lease obligations impacted our results in the period. All such amortizations and settlements or adjustments to related accruals are included in store and warehouse operating and selling expenses and recognized at the corporate level.

During the first quarter of 2009, we recognized approximately $120 million of Charges associated with these activities as the previously-identified plans were implemented and the related accounting recognition criteria were met. Approximately $96 million was included in store and warehouse operating and selling expenses, $14 million was included in general and administrative expenses and $10 million was included in cost of goods sold and occupancy costs on our Condensed Consolidated Statement of Operations. Implementation of these activities during the quarter resulted in charges primarily for lease accruals, severance expenses and inventory write downs related to facilities that closed during the period. Approximately $31 million of previously accrued lease related costs such as tenant improvement allowances and various rent credits were reclassified to the accrued lease liability associated with facilities closed during the first quarter of 2009. The net effect of this reclassification was to lower the lease-related Charge recognized in the period.

During the first quarter of 2009, we also entered into several sale and sale-leaseback transactions related to the strategic review and to enhance liquidity. Total proceeds from these transactions were approximately $98 million and are included in the investing section on our Condensed Consolidated Statement of Cash Flow. One transaction was the sale of an asset previously classified as a capital lease. Payments to satisfy the existing capital lease obligation are included in the financing section of the Condensed Consolidated Statement of Cash Flows. Losses on these transactions are included in the Charges discussed above. Gains have been deferred and will reduce rent expense over the related leaseback periods. An additional sale and leaseback arrangement associated with operating properties included provisions that resulted in the transaction being accounted for as a financing. Accordingly, approximately $19 million was included in long-term debt on the Condensed Consolidated Balance Sheet as of March 28, 2009.

Exit cost accruals related to the activities described above are as follows:

(In millions)	Balance at December 26, 2009	Cash payments	Accretion on lease obligations	Currency and other adjustments	Balance at March 27, 2010

One-time termination benefits	$ 13	$(7)	$—	$—	$6
Lease and contract obligations	162	(22)	4	(4)	140

Total	$ 175	$(29)	$4	$(4)	$146

See the 2009 Form 10-K for additional discussion of these activities.

Note E – Stockholders’ Equity and Comprehensive Income

The following table reflects the changes in stockholders’ equity attributable to both Office Depot, Inc. and the noncontrolling interests of our subsidiaries in India, Sweden and South Korea, in which we have a majority, but not total, ownership interest.

(In thousands)	Attributable to Office Depot, Inc.	Attributable to noncontrolling interest	Total

Stockholders’ equity at December 26, 2009	$786,415	$2,827	$789,242
Comprehensive income:
Net earnings (loss)	29,468	(228)	29,240
Other comprehensive income (loss):	(36,905)	(27)	(36,932)

Comprehensive income (loss)	(7,437)	(255)	(7,692)
Capital contributions from noncontrolling interest	—	2,117	2,117
Preferred stock dividends	(9,475)	—	(9,475)
Share transactions under employee related plans	1,143	—	1,143
Amortization of long-term incentive stock grants	4,793	—	4,793

Stockholders’ equity at March 27, 2010	$775,439	$4,689	$780,128

Stockholders’ equity at December 27, 2008	$1,362,950	$4,883	$1,367,833
Comprehensive income:
Net earnings (loss)	(54,739)	(593)	(55,332)
Other comprehensive income (loss):	(46,478)	(115)	(46,593)

Comprehensive income (loss)	(101,217)	(708)	(101,925)
Share transactions under employee and direct stock purchase plans	18	—	18
Share-based payments (including income tax benefits and withholding)	(3,947)	—	(3,947)
Amortization of long-term incentive stock grants	6,812	—	6,812

Stockholders’ equity at March 28, 2009	$1,264,616	$4,175	$1,268,791

Comprehensive income includes all non-owner changes in stockholders’ equity and consists of the following:

	First Quarter
(In thousands)	2010	2009

Net earnings (loss)	$29,240	$(55,332)
Other comprehensive income (loss), net of tax where applicable:
Foreign currency translation adjustments	(38,027)	(47,172)
Amortization of gain on cash flow hedge	(415)	(415)
Change in deferred pension	971	—
Change in deferred cash flow hedge	102	994
Other	437	—

Total other comprehensive income (loss), net of tax	(36,932)	(46,593)

Comprehensive income (loss)	(7,692)	(101,925)
Less: comprehensive income (loss) attributable to the noncontrolling interest	(255)	(708)

Comprehensive income (loss) attributable to Office Depot, Inc.	$(7,437)	$(101,217)

Note F – Earnings Per Common Share

The following table represents the calculation of net earnings (loss) per common share:

	First Quarter
(In thousands, except per share amounts)	2010	2009

Basic Earnings Per Share
Numerator:
Income (loss) available to common shareholders	$19,993	$(54,739)

Denominator:
Weighted-average shares outstanding	274,233	273,179

Basic earnings (loss) per common share	$0.07	$(0.20)

Diluted Earnings Per Share
Numerator:
Net earnings (loss) attributable to Office Depot, Inc.	$29,468	$(54,739)

Denominator:
Weighted-average shares outstanding	274,233	273,179
Effect of dilutive securities:
Stock options and restricted stock	6,372	64
Redeemable preferred stock	73,596	—

Diluted weighted-average shares outstanding	354,201	273,243

Diluted earnings (loss) per common share	N/A	N/A

Following the issuance of the redeemable preferred stock on June 23, 2009, basic earnings per share is computed after consideration of preferred stock dividends. Diluted earnings per share is based on earnings before preferred stock dividends, but after assumed conversion into common stock unless such computation results in a number that is less dilutive. The diluted share amounts are provided for informational purposes, as basic earnings (loss) per share is the most dilutive for the periods presented.

The preferred stock dividend payable on April 1, 2010 was paid in cash. Prior dividends were paid in kind and a separate determination of fair value above the stated dividend rate was required for those periods. The valuation reduced basic earnings per share in the respective periods, but because the company reported losses, was antidilutive in the diluted earnings per share calculation and therefore not applicable. Shares of redeemable preferred stock have certain participation rights with common stock. A two class security earnings per share presentation will be provided for any period in which these rights impact the earnings per share calculation.

Awards of options and nonvested shares representing approximately an additional 12.2 million shares of common stock were outstanding for the quarter ended March 27, 2010 but were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

Note G – Division Information

Office Depot operates in three segments: North American Retail Division, North American Business Solutions Division, and International Division. The following is a summary of our significant accounts and balances by reportable segment (or “Division”), reconciled to consolidated totals.

	Sales
	First Quarter
(In thousands)	2010	2009

North American Retail Division	$1,347,545	$1,436,442
North American Business Solutions Division	830,611	914,134
International Division	893,814	874,688

Total	$3,071,970	$3,225,264

	Division Operating Profit
	First Quarter
(In thousands)	2010	2009

North American Retail Division	$72,955	$81,344
North American Business Solutions Division	20,169	33,059
International Division	41,589	18,547

Total	$134,713	$132,950

A reconciliation of the measure of Division operating profit to consolidated earnings (loss) before income taxes is as follows:

	First Quarter
(In thousands)	2010	2009

Total Division operating profit	$134,713	$132,950
Charges, as defined in Note D	—	(120,042)
Corporate expenses (excluding Charges)	(79,210)	(73,365)
Interest income	537	1,194
Interest expense	(17,772)	(17,918)
Miscellaneous income (expense), net	6,099	(3,559)

Earnings (loss) before income taxes	$44,367	$(80,740)

Our Condensed Consolidated Balance Sheets as of March 27, 2010, December 26, 2009 and March 28, 2009 reflect a goodwill balance of approximately $19.4 million, all of which is associated with our North American Business Solutions Division. The gross amount of goodwill and the amount of accumulated impairment losses as of March 27, 2010 are provided in the following table:

(Dollars in thousands)	North American Retail Division	North American Business Solutions Division	International Division	Total

Goodwill	$1,842	$367,790	$863,134	$1,232,766
Accumulated impairment losses	(1,842)	(348,359)	(863,134)	(1,213,335)

	$—	$19,431	$—	$19,431

The balance and components of goodwill have remained constant since December 27, 2008.

Note H – Pension Disclosures

The components of net periodic pension cost for our foreign defined benefit plan are as follows:

	First Quarter
(In millions)	2010	2009

Service cost	$—	$—
Interest cost	2.6	2.1
Expected return on plan assets	(2.0)	(1.5)

Net periodic pension cost	$0.6	$0.6

The pension plan was part of an entity acquired in 2003. The plan was curtailed and frozen in 2008 and no future service cost will be recognized. The purchase and sale agreement included a provision whereby the seller is required to pay to the company an amount of unfunded benefit obligation as measured based on certain 2008 data. The company is in arbitration to resolve the amount to be received from the seller. We currently cannot predict the outcome of this matter. The after-tax effect of the payment from the seller will be recognized as a credit to income when all associated uncertainties are resolved.

For the quarter ended March 27, 2010, we have contributed approximately $1.3 million to our foreign pension plan. Every three years, the company meets with trustees to establish future funding targets with the intent of reducing the unfunded status of the plan. Based on the current funding arrangement, the company expects to contribute approximately $5 million to the plan during 2010. However, this amount could change if a new agreement is reached with the trustees during 2010.

Note I – Income Taxes

During the third quarter of 2009, the company recognized valuation allowances totaling $321.6 million, with $279.1 million related to domestic deferred tax assets and $42.5 million related to foreign deferred tax assets. The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. While the company recognized pretax earnings in the first quarter of 2010, and is optimistic about future performance, sufficient positive evidence of deferred tax asset realizability to warrant removing the valuation allowances in the U.S. is not anticipated in the near term. Deferred tax assets without valuation allowances remain in certain foreign tax jurisdictions where supported by the evidence.

We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2000. Our U.S. federal filings for the years 2000 and 2002 through 2009 are under varying stages of routine examination, and it is reasonably possible that audits for some of these periods will be closed prior to the end of 2010. Additionally, the U.S. federal tax return for 2010 is under concurrent review. Significant international tax jurisdictions include the U.K., the Netherlands, France and Germany. Generally, we are subject to routine examination for years 2001 and forward in these jurisdictions. It is reasonably possible that certain of these audits will close within the next twelve months, which could result in a decrease of as much as $125 million or an increase of as much as $34 million to our accrued uncertain tax positions. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits, however, an estimate of such changes cannot reasonably be made at this time.

Note J – Fair Value Measurements

The company applies authoritative accounting guidance for fair value measurements of financial and nonfinancial assets and liabilities. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The related rules provide the following hierarchy for measuring fair value:

Level 1:	Quoted prices in active markets for identical assets or liabilities.
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Significant unobservable inputs that are not corroborated by market data. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows or option pricing models using our own estimates and assumptions or those expected to be used by market participants.

The company holds money market fund investments that are classified as cash and cash equivalents and are measured at fair value on a recurring basis based on quoted prices in active markets. Foreign currency contracts are valued at amounts receivable or payable to terminate the agreements at the reporting date and are based on observable market data for similar assets and liabilities. The carrying amounts of trade and other accounts receivable, trade and other accounts payable and other accrued expenses approximate fair value because of the short maturity of those instruments.

Fair value estimates may be required to measure certain assets and liabilities on a nonrecurring basis for asset impairments and exit cost valuations. No such impairments were recorded in the first quarter of 2010.

The following table summarizes the company’s financial assets and liabilities measured at fair value on a recurring basis:

	March 27, 2010
(In thousands)		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$663,299	$663,299	$—	$—

Liabilities:
Foreign exchange contracts	$168	$—	$168	$—

The company records its senior notes payable at par value, adjusted for amortization of a fair value hedge which was cancelled in 2005. The fair value of the senior notes was determined based on quoted market prices. The following table reflects the difference between the carrying value and fair value of the senior notes as of March 27, 2010, December 26, 2009, and March 28, 2009:

	March 27, 2010		December 26, 2009		March 28, 2009
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
$400 million senior notes	$400,145	$383,000	$400,172	$345,966	$400,251	$188,000

Note K – Derivative Instruments and Hedging Activity

As a global supplier of office products and services, we are exposed to risks associated with changes in foreign currency exchange rates, commodity prices, and interest rates. Our foreign operations are typically, but not exclusively, conducted in the currency of the local environment. We are exposed to the risk of foreign currency exchange rate changes when we make purchases, sell products, or arrange financings that are denominated in a currency different from the entity’s functional currency. Depending on the settlement timeframe and other factors, we may enter into foreign currency derivative transactions to mitigate those risks. We may designate and account for such qualifying arrangements as hedges. Gains and losses on these cash flow hedging transactions are deferred in accumulated other comprehensive income (“OCI”) and recognized in earnings in the same period as the hedged item. Transactions that are not designated as cash flow hedges are marked to market at each period with changes in value included in earnings. Historically, we have not entered into transactions to hedge our net investment in foreign operations, but may in future periods.

We also are exposed to the risk of changing fuel prices from inbound and outbound transportation arrangements. Some transportation contracts may provide for specific identification of the fuel cost component such that the risk of fuel price changes may be offset by third-party contracts thereby allowing us to designate and qualify these offsetting contracts as cash flow hedges for accounting purposes. Deferred gains or losses associated with these arrangements would be recorded in OCI until such time as the hedged item impacts earnings. The structure of certain other transportation arrangements, however, precludes applying hedge accounting. In those circumstances, we may enter into derivative transactions to offset the risk of commodity price changes, and the value of the derivative contract is marked to market at each reporting period with changes recognized in earnings. As of March 27, 2010, the company had no fuel-related cash flow hedges outstanding.

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

Fair Value of Derivative Instruments

	Asset Derivatives
		Fair Value as of:
(In thousands)	Balance Sheet Location	March 27, 2010	December 26, 2009	March 28, 2009
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$—	$—	$3,098

Total asset derivatives		$—	$—	$3,098

	Liability Derivatives
		Fair Value as of:
(In thousands)	Balance Sheet Location	March 27, 2010	December 26, 2009	March 28, 2009
Derivatives designated as hedging instruments:
Commodity contracts – fuel	Other current liabilities	$—	$—	$5,859
Foreign exchange contracts	Other current liabilities	168	266	—

Total liability derivatives		$168	$266	$5,859

Derivatives not designated as hedging instruments:	Location of gain/(loss) recognized in earnings	Amount of gain/(loss) recognized in earnings
(In thousands)		First Quarter
		2010	2009
Foreign exchange contracts	Miscellaneous income (expense), net	$—	$(4,555)

Total		$—	$(4,555)

(In thousands)		First Quarter 2010
Derivatives designated as cash flow hedges	Location of gain/(loss) reclassified from OCI into earnings	Amount of gain/(loss) recognized in OCI	Amount of gain/(loss) reclassified from OCI into earnings
Foreign exchange contracts	Cost of goods sold and occupancy costs	$(618)	$(637)

Total		$(618)	$(637)

(In thousands)		First Quarter 2009
Derivatives designated as cash flow hedges	Location of gain/(loss) reclassified from OCI into earnings	Amount of gain/(loss) recognized in OCI	Amount of gain/(loss) reclassified from OCI into earnings
Commodity contracts – fuel	Cost of goods sold and occupancy costs & Store and warehouse operating and selling expenses*	$1,589	$(2,685)

Total		$1,589	$(2,685)

*	Approximately 60% of the losses for 2009 are reflected in cost of goods sold and occupancy costs. The remaining 40% of the losses are reflected in store and warehouse operating and selling expenses.

The existing hedge contracts are highly effective and the ineffective portion is considered immaterial. The foreign exchange contracts extend through June 2010. Losses currently deferred in OCI are expected to be recognized in earnings within the next twelve months. As of March 27, 2010, there were no arrangements requiring collateral. However, we may be required to provide collateral on certain arrangements in the future. The fair values of our foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current exchange rates. The values are based on market-based inputs or observable inputs that are corroborated by market data.

Note L – Investment in Unconsolidated Joint Venture

Since 1994, we have participated in a joint venture in Mexico, Office Depot de Mexico. Because we participate equally in this business with a partner, we account for this investment using the equity method. Our proportionate share of Office Depot de Mexico’s net income or loss is presented in miscellaneous income, net in the Condensed Consolidated Statements of Operations.

The following tables provide summarized unaudited information from the balance sheets and statements of earnings for Office Depot de Mexico:

(In thousands)	March 27, 2010	December 26, 2009	March 28, 2009

Current assets	$223,992	$219,030	$171,768
Non-current assets	269,941	260,074	226,530
Current liabilities	130,352	141,944	137,545
Non-current liabilities	2,132	—	—

	First Quarter
(In thousands)	2010	2009

Sales	$219,416	$194,399
Gross profit	62,396	54,331
Net income	13,967	12,448

During the first quarter of 2009, we received a $13.9 million dividend from this venture.

Note M – Commitments and Contingencies

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

As previously disclosed, the company reached a proposed settlement with the staff of the U.S. Securities and Exchange Commission (“SEC”) to resolve the previously disclosed SEC inquiry that commenced in July of 2007 and the formal investigation disclosed in January of 2008 with respect to contacts and communications with financial analysts, inventory receipt and reserves, timing of vendor payments, certain intercompany loans, certain payments to foreign officials, inventory obsolescence and timing and recognition of vendor program funds. The company and its officers and employees have cooperated with the SEC staff in this investigation. The SEC staff intends to recommend to the SEC a proposed settlement with respect to the company which would conclude for the company all matters arising from the SEC investigation. Under the proposed settlement, the company, without admitting or denying liability, will agree to pay a civil penalty and to consent to a cease and desist order from committing or causing violations of Regulation FD and Sections 13(a) and 13(b) of the Securities Exchange Act of 1934 (and related rules) which require the maintenance of accurate books and records and internal controls. Regulation FD is a rule regarding communication with analysts and investors. The proposed settlement is contingent on the review and approval of final documentation by the company and the SEC staff, and is subject to approval by the SEC Commissioners. There can be no assurance that the SEC Commissioners will approve the staff’s recommendation. The company has also been informed that the company’s CEO and two former employees each received “Wells” notices from the staff of the SEC’s Miami Regional Office advising them that the regional staff has made a preliminary decision to recommend that the SEC bring civil enforcement actions against them related to possible violations of Regulation FD.

On January 14, 2010, the federal court in the Southern District of Florida dismissed the Second Consolidated Amended Complaint filed by the New Mexico Educational Retirement Board, lead plaintiff in the Consolidated Lawsuit (defined below), with prejudice. On February 9, 2010, the lead plaintiff filed a notice to appeal this decision. As background, in early November 2007, two putative class action lawsuits were filed against the company and certain of its executive officers alleging violations of the Securities Exchange Act of 1934. The allegations made in these lawsuits primarily related to the accounting for vendor program funds. Each of the foregoing lawsuits was filed in the Southern District of Florida and captioned as follows: (1) Nichols v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 6, 2007 and (2) Sheet Metal Worker Local 28 Pension Fund v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 5, 2007. On March 21, 2008, the court in the Southern District of Florida entered an Order consolidating the class action lawsuits (the “Consolidated Lawsuit”). Lead plaintiff in the Consolidated Lawsuit, the New Mexico Educational Retirement Board, filed its Consolidated Amended Complaint on July 2, 2008, and its Second Consolidated Amended Complaint on April 20, 2009.

In addition, in the ordinary course of business, our sales to and transactions with government customers may be subject to audits and review by governmental authorities and regulatory agencies. Many of these audits and reviews are resolved without incident; however, we have had an increasing number of claims and inquiries by certain governmental agencies into contract pricing, and additional inquiries may follow. While these claims may assert large demands, we do not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect our financial position, results of our operations or cash flows.

Note N – Subsequent Events

On April 21, 2010, shareholders approved an amendment to our Amended Long-Term Equity Incentive Plan which allows the company to implement a one-time voluntary stock option exchange for eligible employees. While we intend to implement the exchange program promptly, the Compensation Committee of the board of directors has until December 31, 2010 to commence the program. Generally under the program, eligible employees will be able to exchange stock options that have an exercise price in excess of a threshold level to be set at the time of the offer for a fewer number of stock options with an exercise price based on current market conditions. New stock options received under this approximate fair value exchange will be subject to a new three-year vesting period. The company anticipates recognizing little or no incremental compensation expense from this exchange.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our condensed consolidated financial statements and the notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2009 Annual Report on Form 10-K (the “2009 Form 10-K”), filed with the U.S. Securities and Exchange Commission (the “SEC”).

This MD&A contains significant amounts of forward-looking information. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Our discussion of Risk Factors, found in Item 1A of this Form 10-Q and our 2009 Form 10-K, and Forward-Looking Statements, found immediately following the MD&A in our 2009 Form 10-K, apply to these forward-looking statements.

RESULTS OF OPERATIONS

OVERVIEW

A summary of factors important to understanding the results for the first quarter of 2010 is provided below and further discussed in the narrative that follows this overview.

•

Sales in the first quarter of 2010 decreased 5% compared to the first quarter of 2009. Sales in North America were down 7%, and North American Retail Division comparable store sales decreased 1% for the quarter. International sales increased 2% in U.S. dollars and decreased 5% in local currencies.

•

Total operating expenses were down approximately 12% compared to the first quarter of 2009. Operating expenses for the first quarter of 2009 included $110 million of charges related to our previously announced strategic reviews (the “Charges”). We did not recognize new Charges under these programs in the first quarter of 2010. We also experienced lower distribution costs in the first quarter of 2010. These decreases were partially offset by the impact of changes in foreign currency exchange rates.

•

We reported income available to common shareholders of $20 million for the first quarter of 2010 compared to a loss available to common shareholders of $55 million in the same quarter of the prior year. We reported earnings per share of $0.07 in the first quarter of 2010, compared to a loss per share of $0.20 in the first quarter of 2009. In the first quarter of 2009, after-tax Charges negatively impacted earnings per share by $0.30.

We have prepared our financial statements in each period based on information available at the time, however, changes in estimates may impact our financial statements in future periods. For additional information on our accounting estimates, see Critical Accounting Policies in our 2009 Form 10-K.

DIVISION RESULTS

North American Retail Division

	First Quarter
(Dollars in millions)	2010	2009

Sales	$1,347.5	$1,436.4
% change	(6)%	(16)%

Division operating profit	$73.0	$81.3
% of sales	5.4%	5.7%

First quarter sales in the North American Retail Division were $1.3 billion, down 6% from the prior year, due in part to having fewer stores open during the first quarter of 2010. The reduction in store count reflects the closure of 120 stores during 2009 as part of the strategic review initiated during the fourth quarter of 2008. Comparable store sales in the 1,133 stores in the U.S. and Canada that have been open for more than one year decreased 1% for the quarter. Although average order value increased in the first quarter of 2010 compared to the first quarter of 2009, transaction counts were down from the prior year period. While we continue to see strengthening across our three major product categories of supplies, technology and furniture, the decrease in our comparable store sales was driven by lower sales of core office supplies. Geographically, our best performing sales markets were the Midwest and the Northeast, both of which achieved positive comparable store sales. Although comparable store sales in Florida and the Southeast region were flat quarter over quarter, California continued to experience economic challenges and weak sales trends. The Gulf Coast region also produced weak comparable store sales, reflecting hurricane recovery sales that extended into the first quarter of 2009.

The North American Retail Division reported operating profit of $73 million in the first quarter of 2010, compared to approximately $81 million in the same period of 2009. This measure of operating performance is consistent with the internal reporting of results used to manage the business and allocate resources and does not include Charges incurred in the first quarter of 2009. Please see Charges discussion in the “Corporate and Other” section below.

The decline in Division operating profit for the first quarter of 2010 was driven by the unfavorable impact our sales volume decline had on gross margin and operating expenses (the “flow through” impact) as well as increased advertising expenses. These negative factors were somewhat offset by expense reduction. Similar to 2009, we experienced positive impacts to inventory shrinkage in the first quarter of 2010. We believe that our control initiatives in this area have led to achieving a lower sustainable rate for shrink expense.

At the end of the first quarter of 2010, Office Depot operated 1,149 office products stores throughout the U.S. and Canada. We opened four stores and closed seven stores during the period.

North American Business Solutions Division

	First Quarter
(Dollars in millions)	2010	2009

Sales	$830.6	$914.1
% change	(9)%	(17)%

Division operating profit	$20.2	$33.1
% of sales	2.4%	3.6%

First quarter sales in the North American Business Solutions Division were $831 million, down 9% compared to the first quarter of 2009. Although average order value for the first quarter of 2010 continued to be down versus the same period in the prior year, the decline in Division sales was driven by lower transaction counts as customers continued to exercise caution on discretionary spending for office supplies. Division sales for the first quarter of 2010 were also negatively impacted by restructuring certain non-core businesses during 2009 and adverse winter weather in the period. Our strongest product category in the first quarter of 2010 compared to the same period last year was technology. Additionally, Copy and Print Depot and our cleaning and break room supply categories performed well. Furniture sales remained somewhat depressed as customers delayed their purchases of some durables in favor of consumables. Geographically, the sales decline in California exceeded the average rate of decline for the entire North American Business Solutions Division. The budget deficit and government-mandated furloughs in place could negatively affect our business in California for an extended period. Conversely, business in Florida continues to recover.

The North American Business Solutions Division reported operating profit of approximately $20 million in the first quarter of 2010, compared to $33 million in the same period of the prior year. This decrease was driven by the flow through impact of lower sales levels. Division operating profit was also adversely impacted by the extreme winter weather experienced in the Northeast and Southeast during the period as heavy snow forced the closure of certain distribution facilities resulting in missed deliveries during the quarter. These negative factors were offset partially by price increases that were passed on to customers and positive impacts of inventory shrinkage reflecting added control procedures established in recent quarters.

Since 1996, we have been selling products through a third-party, non-profit government purchasing cooperative available to local and state government agencies, schools and non-profit organizations nationwide. That cooperative offers products through competitively solicited contracts with lead governmental agencies. The lead government agency contract for office supplies, which has been in place since 2006 and for which we are the provider, expires on January 1, 2011. We are aware that this office supplies contract will be competitively solicited later this year. We currently plan to vigorously pursue the contract and are developing strategies to continue relationships with members of this purchasing consortium regardless of whether or not we are awarded the new contract. Sales for 2009 to all customers under this cooperative program represented approximately 5% of total company sales. Loss of this business could have a significant impact on total Division sales.

International Division

	First Quarter
(Dollars in millions)	2010	2009

Sales	$893.8	$874.7
% change	2%	(24)%
% change in local currency sales	(5)%	(9)%

Division operating profit	$41.6	$18.5
% of sales	4.7%	2.1%

The International Division reported first quarter sales of $894 million, reflecting an increase of 2% in U.S. dollars and a decrease of 5% in local currencies compared to the first quarter of 2009. A decrease in the number of customer transactions in both our direct and contract businesses was the primary driver of the local currency sales decline. Customers in our direct business continued to purchase consumable products like paper, ink and toner at a higher rate than discretionary items like furniture, resulting in a decrease in local currency sales compared to the first quarter of 2009. The decline in local currency contract sales occurred within all of our major product categories and resulted primarily from large existing customers limiting their purchases to core lists. Workforce reductions at several large companies and reduced government expenditures have also negatively impacted contract sales. Retail sales in the International Division were down versus the first quarter of last year, reflecting our exit from the retail business in Japan during 2009.

The International Division reported operating profit of approximately $42 million in the first quarter of 2010, compared to $19 million in the same period of 2009. This measure of operating performance is consistent with the internal reporting of results used to manage the business and allocate resources and does not include Charges incurred in the first quarter of 2009. Please see Charges discussion in the “Corporate and Other” section below.

The increase in Division operating profit for the first quarter of 2010 resulted from a number of factors including better pricing management, reduced advertising and distribution costs, and our exit from the retail business in Japan. The change in exchange rates, driven by a weaker U.S. dollar, favorably impacted operating profit in U.S. dollars by approximately $3 million for the first quarter of 2010, compared to the same period in 2009. These positive factors more than offset the flow through impact of lower sales.

CORPORATE AND OTHER

Charges

During prior years, we performed internal reviews of assets and processes with the goal of positioning the company to deal with the degradation in the global economy and to benefit from its eventual improvement. The results of those reviews led to decisions to close stores, exit certain businesses and write off certain assets that were not seen as providing future benefit. These decisions resulted in material charges that were recognized during the fourth quarter of 2008 and fiscal year 2009. Our measurement of Division operating profit excludes the Charges because they are evaluated internally at the corporate level.

As of the end of 2009, we had substantially completed all activities falling under our strategic reviews. Although we did not recognize new Charges under these programs in the first quarter of 2010, positive and negative adjustments to previously accrued amounts as well as accretion on discounted long-term accruals such as lease obligations impacted our results in the period. All such amortizations and settlements or adjustments to related accruals are included in store and warehouse operating and selling expenses and recognized at the corporate level.

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

General and Administrative Expenses

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

Total G&A decreased from $176 million in the first quarter of 2009 to $168 million in the first quarter of 2010. As noted above, the portion of G&A expenses considered directly or closely related to unit activity is included in the measurement of Division operating profit above. The remainder of the total G&A expenses are considered corporate expenses. A breakdown of G&A is provided in the following table:

	First Quarter
(In millions)	2010	2009

Division G&A	$88.0	$89.2
Corporate G&A	80.2	87.2

Total G&A	$168.2	$176.4

Corporate G&A includes Charges of $14 million in the first quarter of 2009 and none in 2010. After considering the impact of Charges recognized in the 2009 period, corporate G&A increased by approximately $7 million during the first quarter of 2010 compared to the same period of 2009. This increase primarily reflects increased depreciation expense related to the company’s implementation of a new enterprise software system which was placed in service at the beginning of the third quarter of 2009.

Other income (expense)

The increase in net interest costs was driven by lower interest income in the first quarter of 2010, which resulted from lower investment rates compared to the first quarter of 2009.

The increase in net miscellaneous income (expense) in the first quarter primarily reflects lower foreign currency losses in the first quarter of 2010 compared to the first quarter of 2009.

Income Taxes

Our effective tax rate was 34% and 31% for the first quarters of 2010 and 2009, respectively. The 2010 effective tax rate is somewhat higher than anticipated because valuation allowances recognized in the third quarter of 2009 limited the ability to record deferred tax effects in the current period on certain book to tax timing differences, primarily related to fixed assets. The valuation allowances were established in 2009 on deferred tax assets in both the U.S. and certain foreign tax jurisdictions. While the company recognized pretax earnings in the first quarter of 2010, and is optimistic about future performance, sufficient positive evidence of deferred tax asset realizability to warrant removing the valuation allowances in the U.S. is not anticipated in the near term. The company is exploring the feasibility of potential international tax restructuring activities, that along with continued positive operating performance in the relevant jurisdictions, may allow removal of certain foreign valuation allowances sooner than in the U.S. This may occur in the near term, possibly within the next twelve months. It is possible that the company may not be able to implement its tax planning strategy. Until all significant valuation allowances are removed, the company likely will experience volatility in our effective tax rate. In addition to the volatility from limited deferred tax accounting, increases or decreases in uncertain tax provisions following completions of examinations of open tax years may have significant impacts on the effective tax rate. Completion of certain examinations are anticipated during 2010.

We anticipate our full year base operating rate, exclusive of discrete items, to be approximately 36%. However, the effective tax rate in future periods can be affected by variability in our mix of income, the tax rates in various jurisdictions, changes in the rules related to accounting for income taxes, outcomes from tax audits that regularly are in process and our assessment of the need for accruals for uncertain tax positions.

The company periodically seeks to limit future tax expense by entering into tax ruling agreements with international jurisdictions. Negotiations with taxing authorities may impact our tax attributes which may increase tax expense. Such a concession should not have a material near-term cash tax impact.

Other

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act were recently signed into law. Because the company generally does not offer post-employment healthcare benefits, we will not be required to recognize a charge in 2010 associated with the change in tax treatment of Medicare Part D benefits. However, we continue to review the impacts this new legislation could have on our company over a longer term.

LIQUIDITY AND CAPITAL RESOURCES

At March 27, 2010, we had approximately $663 million in cash and equivalents and another $650 million available under our asset based credit facility based on the March borrowing base certificate. We consider our resources adequate to satisfy our cash needs at least over the next twelve months. We anticipate that market conditions will continue to be challenging through 2010, and in response, we are focused on maximizing cash flow. Our asset based credit facility and our accounts receivable factoring arrangement in France are available to support working capital needs.

At March 27, 2010, we were not drawn on our asset based credit facility (the “Facility”). There were letters of credit outstanding under the Facility totaling approximately $133 million. An additional $1 million of letters of credit were outstanding under separate agreements. The company did not borrow under the Facility during the first quarter of 2010, and as of March 27, 2010, we had not sold any receivables under our accounts receivable factoring arrangement. The company was in compliance with all financial covenants at March 27, 2010.

Dividends on the company’s redeemable preferred stock are payable quarterly, and will be paid in-kind or, in cash, only to the extent that the company has funds legally available for such payment and a cash dividend is declared by the company’s board of directors. The board of directors approved dividends equal to the stated dividend rate for the quarterly periods accrued through January 1, 2010. The stated-rate dividend was added to the liquidation preference in lieu of making a cash payment. An increase in the liquidation preference in lieu of a cash payment has no impact on the Condensed Consolidated Statements of Cash Flows. On March 26, 2010, the company executed a second amendment to the Facility allowing, among other things, the company to pay cash dividends on preferred stock and make share repurchases, in an aggregate amount of $50 million per fiscal year subject to the satisfaction of certain liquidity requirements. The preferred stock dividend payable on April 1, 2010 was paid in cash and totaled approximately $9.2 million.

During the first quarter of 2010, cash provided by operating activities totaled $53 million compared to $98 million during the same period last year. This decrease primarily reflects changes in working capital, partially offset by improvement in business performance. Charges for inventories and receivables decreased by $11 million quarter over quarter, driven by lower bad debt and inventory shrinkage expense in the first quarter of 2010. Changes in net working capital and other components resulted in a $42 million use of cash in the first quarter of 2010, compared to a $76 million source of cash in the first quarter of 2009. Changes in net working capital and other for the first quarter of 2009 includes a $14 million dividend received from our joint venture in Mexico as well as the impact of non-cash Charges and increases in accruals for severance and lease obligations recognized during the period. Working capital is influenced by a number of factors including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, see Note A of the Notes to Condensed Consolidated Financial Statements.

Cash used by investing activities was $28 million in the first quarter of 2010, compared to a source of cash of $67 million in the same period last year. The use of cash for the 2010 period reflects capital expenditures of approximately $41 million. We currently estimate that total capital expenditures will be approximately $200 million in 2010 for activities such as new retail stores, investments in our distribution network and ongoing maintenance across all Divisions. During the first quarter of 2010, we received approximately $14 million of proceeds from the disposition of assets. Investing activities for the first quarter of 2009 included $98 million of proceeds from several sale and sale-leaseback transactions, partially offset by capital expenditures of approximately $31 million. We believe our cash on hand, cash from operations and the expected availability under our asset based credit facility will be sufficient to satisfy our anticipated capital expenditures.

Cash used in financing activities was approximately $6 million in the first quarter of 2010, compared to $140 million during the same period in 2009. During the first quarter of 2010, we made capital lease payments of approximately $3 million and paid approximately $5 million in fees related to the amendment of our asset based credit facility in March 2010. Cash used in financing activities in the first quarter of 2009 primarily reflects repayments of borrowings on our asset based credit facility, which totaled $139 million.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2009 Form 10-K, filed on February 23, 2010, in the Notes to the Consolidated Financial Statements, Note A, and the Critical Accounting Policies section.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks

At March 27, 2010, there had not been a material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2009 Form 10-K.

Foreign Exchange Rate Risks

At March 27, 2010, there had not been a material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2009 Form 10-K.

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

Based on management’s evaluation, which included the participation of the company’s Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), as of March 27, 2010, the company’s CEO and CFO concluded that the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Act”), were effective to provide reasonable assurance that information required to be disclosed by the company in reports that the company files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

As previously disclosed, the company reached a proposed settlement with the staff of the U.S. Securities and Exchange Commission (“SEC”) to resolve the previously disclosed SEC inquiry that commenced in July of 2007 and the formal investigation disclosed in January of 2008 with respect to contacts and communications with financial analysts, inventory receipt and reserves, timing of vendor payments, certain intercompany loans, certain payments to foreign officials, inventory obsolescence and timing and recognition of vendor program funds. The company and its officers and employees have cooperated with the SEC staff in this investigation. The SEC staff intends to recommend to the SEC a proposed settlement with respect to the company which would conclude for the company all matters arising from the SEC investigation. Under the proposed settlement, the company, without admitting or denying liability, will agree to pay a civil penalty and to consent to a cease and desist order from committing or causing violations of Regulation FD and Sections 13(a) and 13(b) of the Securities Exchange Act of 1934 (and related rules) which require the maintenance of accurate books and records and internal controls. Regulation FD is a rule regarding communication with analysts and investors. The proposed settlement is contingent on the review and approval of final documentation by the company and the SEC staff, and is subject to approval by the SEC Commissioners. There can be no assurance that the SEC Commissioners will approve the staff’s recommendation. The company has also been informed that the company’s CEO and two former employees each received “Wells” notices from the staff of the SEC’s Miami Regional Office advising them that the regional staff has made a preliminary decision to recommend that the SEC bring civil enforcement actions against them related to possible violations of Regulation FD.

On January 14, 2010, the federal court in the Southern District of Florida dismissed the Second Consolidated Amended Complaint filed by the New Mexico Educational Retirement Board, lead plaintiff in the Consolidated Lawsuit (defined below), with prejudice. On February 9, 2010, the lead plaintiff filed a notice to appeal this decision. As background, in early November 2007, two putative class action lawsuits were filed against the company and certain of its executive officers alleging violations of the Securities Exchange Act of 1934. The allegations made in these lawsuits primarily related to the accounting for vendor program funds. Each of the foregoing lawsuits was filed in the Southern District of Florida and captioned as follows: (1) Nichols v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 6, 2007 and (2) Sheet Metal Worker Local 28 Pension Fund v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 5, 2007. On March 21, 2008, the court in the Southern District of Florida entered an Order consolidating the class action lawsuits (the “Consolidated Lawsuit”). Lead plaintiff in the Consolidated Lawsuit, the New Mexico Educational Retirement Board, filed its Consolidated Amended Complaint on July 2, 2008, and its Second Consolidated Amended Complaint on April 20, 2009.

In addition, in the ordinary course of business, our sales to and transactions with government customers may be subject to audits and review by governmental authorities and regulatory agencies. Many of these audits and reviews are resolved without incident; however, we have had an increasing number of claims and inquiries by certain governmental agencies into contract pricing, and additional inquiries may follow. While these claims may assert large demands, we do not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect our financial position, results of our operations or cash flows.

Item 1A. Risk Factors.

With the exception of a change to the following previously disclosed risk factor, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our 2009 Form 10-K.

Government Contracts – One of our largest U.S. “customers” is a buying cooperative. Thousands of public agencies participate in this group, including various state and local governments, government agencies and non-profit organizations. Collectively, sales to these various organizations in 2009 represented approximately 5% of total company sales. Our relationship with this customer group is subject to uncertain future funding levels and federal and state procurement laws and requires restrictive contract terms; any of these factors could curtail current or future business. This customer group offers products through competitively solicited contracts with lead government agencies. The lead government agency contract for office supplies, which has been in place since 2006 and for which we are the provider, expires on January 1, 2011. We are aware that this office supplies contract will be competitively solicited later this year. Contracting with state and local governments is highly competitive and can be expensive and time-consuming, often requiring that we incur significant upfront time and expense without any assurance that we will win a contract. Our ability to compete successfully for and retain business with the federal and various state and local governments is highly dependent on cost-effective performance. Our government business is also sensitive to changes in national and international priorities and U.S., state and local government budgets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to company purchases made of Office Depot, Inc. common stock during the first quarter of the 2010 fiscal year:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 27, 2009 – January 23, 2010	—	$—	—	$500,000,000
January 24, 2010 – February 20, 2010	264(2)	$5.73	—	$500,000,000
February 21, 2010 – March 27, 2010	168,140(2)	$7.34	—	$500,000,000
Total	168,404	$7.34	—	$500,000,000

(1)

On April 25, 2007, the board of directors authorized a common stock repurchase program whereby we were authorized to repurchase $500 million of our common stock. The company has not made any repurchases under this authorization, and the remaining authorized amount at March 27, 2010 was $500 million.

(2)

Represents shares of common stock delivered or restricted shares of common stock withheld to pay income tax or other tax liabilities with respect to the vesting of restricted stock, exercise of stock options, or the settlement of performance share awards.

In March 2010, the company executed a second amendment to its asset based credit facility, allowing, among other things, the company to pay cash dividends on preferred stock and make share repurchases, in an aggregate amount of $50 million per fiscal year subject to the satisfaction of certain liquidity requirements. Also, so long as investors in the redeemable preferred stock own at least 10% of the common stock voting rights, on an as-converted basis, the affirmative vote of a majority of the shares of preferred stock then outstanding and entitled to vote is required for the declaration or payment of a dividend on common stock. The company has never declared or paid cash dividends on its common stock.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 6. Exhibits

Exhibits

10.1	Form of Second Amendment to the Credit Agreement, dated as of March 26, 2010, by and among Office Depot, Inc., certain of its European subsidiaries as borrowers, JPMorgan Chase Bank, N.A., as administrative agent and U.S. collateral agent, JPMorgan Chase Bank N.A., London Branch, as European administrative and European collateral agent and the lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on March 30, 2010.)
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC. (Registrant)

Date: April 27, 2010	By: /s/ Steve Odland
Steve Odland
Chief Executive Officer and
Chairman, Board of Directors
(Principal Executive Officer)

Date: April 27, 2010	By: /s/ Michael D. Newman
Michael D. Newman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 27, 2010	By: /s/ Mark E. Hutchens
Mark E. Hutchens
Senior Vice President
and Controller
(Principal Accounting Officer)