Form 10-Q
period 2010-06-26
OFFICE DEPOT INC
filed 2010-07-27
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended    June 26, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No   ☒

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At June 26, 2010 there were 275,959,210 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 26, 2010	December 26, 2009	June 27, 2009
Assets
Current assets:
Cash and cash equivalents	$577,840	$659,898	$558,710
Receivables, net	924,865	1,121,160	1,137,088
Inventories	1,176,018	1,252,929	1,264,355
Deferred income taxes	19,817	16,637	225,721
Prepaid expenses and other current assets	160,510	155,705	175,777

Total current assets	2,859,050	3,206,329	3,361,651
Property and equipment, net	1,230,351	1,277,655	1,316,286
Goodwill	19,431	19,431	19,431
Other intangible assets	22,782	25,333	26,725
Deferred income taxes	62,818	81,706	283,318
Other assets	325,710	279,892	259,229

Total assets	$4,520,142	$4,890,346	$5,266,640

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$984,915	$1,081,381	$1,176,649
Accrued expenses and other current liabilities	1,123,461	1,280,296	1,101,177
Income taxes payable	18,109	6,683	20,508
Short-term borrowings and current maturities of long-term debt	66,158	59,845	62,484

Total current liabilities	2,192,643	2,428,205	2,360,818
Deferred income taxes and other long-term liabilities	593,054	654,851	668,369
Long-term debt, net of current maturities	656,995	662,740	669,273

Total liabilities	3,442,692	3,745,796	3,698,460

Commitments and contingencies
Redeemable preferred stock, net (liquidation preference – $368,516 in June 2010, $368,116 in December 2009, and $350,000 in June 2009)	355,979	355,308	325,322

Stockholders’ equity:
Office Depot, Inc. stockholders’ equity:
Common stock - authorized 800,000,000 shares of $.01 par value; issued and outstanding shares – 281,874,478 in 2010, 280,652,278 in December 2009 and 280,650,919 in June 2009	2,819	2,807	2,807
Additional paid-in capital	1,187,301	1,193,157	1,203,521
Accumulated other comprehensive income	155,148	238,379	221,216
Accumulated deficit	(570,215)	(590,195)	(130,541)
Treasury stock, at cost – 5,915,268 shares in 2010, December 2009, and June 2009	(57,733)	(57,733)	(57,733)

Total Office Depot, Inc. stockholders’ equity	717,320	786,415	1,239,270
Noncontrolling interest	4,151	2,827	3,588

Total stockholders’ equity	721,471	789,242	1,242,858

Total liabilities and stockholders’ equity	$4,520,142	$4,890,346	$5,266,640

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 23, 2010 (the “2009 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Sales	$2,699,475	$2,824,141	$5,771,445	$6,049,405
Cost of goods sold and occupancy costs	1,932,787	2,060,093	4,091,026	4,375,095

Gross profit	766,688	764,048	1,680,419	1,674,310

Store and warehouse operating and selling expenses	642,423	691,583	1,332,434	1,485,903
General and administrative expenses	151,861	170,394	320,078	346,793

Operating profit (loss)	(27,596)	(97,929)	27,907	(158,386)

Other income (expense):
Interest income	443	718	980	1,912
Interest expense	(16,591)	(16,745)	(34,363)	(34,663)
Miscellaneous income (expense), net	4,681	412	10,780	(3,147)

Earnings (loss) before income taxes	(39,063)	(113,544)	5,304	(194,284)

Income tax benefit	(29,372)	(30,680)	(14,245)	(56,088)

Net earnings (loss)	(9,691)	(82,864)	19,549	(138,196)

Less: Net loss attributable to the noncontrolling interest	(206)	(792)	(434)	(1,385)

Net earnings (loss) attributable to Office Depot, Inc.	(9,485)	(82,072)	19,983	(136,811)

Preferred stock dividends	9,213	486	18,688	486

Income (loss) available to common shareholders	$(18,698)	$(82,558)	$1,295	$(137,297)

Earnings (loss) per share:
Basic	$(0.07)	$(0.31)	$—	$(0.51)
Diluted	(0.07)	(0.31)	—	(0.51)

Weighted average number of common shares outstanding:
Basic	275,320	270,290	274,777	271,735
Diluted	275,320	270,290	274,777	271,735

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2009 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	26 Weeks Ended
	June 26, 2010	June 27, 2009
Cash flows from operating activities:
Net earnings (loss)	$19,549	$(138,196)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	103,581	106,796
Charges for losses on inventories and receivables	27,970	35,239
Changes in working capital and other	(118,834)	102,547

Net cash provided by operating activities	32,266	106,386

Cash flows from investing activities:
Capital expenditures	(83,202)	(53,799)
Acquisition related payments	(10,952)	—
Release of restricted cash	—	6,037
Proceeds from assets sold and other	17,746	148,746

Net cash provided by (used in) investing activities	(76,408)	100,984

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	1,119	34
Tax benefits from employee share-based payments	2,371	—
Proceeds from issuance of redeemable preferred stock, net	—	326,861
Preferred stock dividends	(9,213)	—
Share transactions under employee related plans	(1,244)	—
Debt related fees	(4,688)	—
Net payments on borrowings	(2,857)	(139,043)

Net cash provided by (used in) financing activities	(14,512)	187,852

Effect of exchange rate changes on cash and cash equivalents	(23,404)	7,743

Net increase (decrease) in cash and cash equivalents	(82,058)	402,965
Cash and cash equivalents at beginning of period	659,898	155,745

Cash and cash equivalents at end of period	$577,840	$558,710

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2009 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Summary of Significant Accounting Policies

Basis of Presentation: Office Depot, Inc., including consolidated subsidiaries, is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The Condensed Consolidated Balance Sheet at December 26, 2009 has been derived from audited financial statements at that date. The condensed consolidated interim financial statements as of June 26, 2010 and June 27, 2009, and for the 13-week and 26-week periods ended June 26, 2010 (also referred to as “the second quarter of 2010” and “the first half of 2010”) and June 27, 2009 (also referred to as “the second quarter of 2009” and “the first half of 2009”) are unaudited. However, in our opinion, these financial statements reflect adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. We have included the balance sheet from June 27, 2009 to assist in analyzing our company. The June 27, 2009 balance sheet includes a line for Deferred income taxes, separate from Other assets, to conform to the June 26, 2010 and December 26, 2009 presentation.

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

Cash Management: Our cash management process generally utilizes zero balance accounts which provide for the reimbursement of the related disbursement accounts on a daily basis. Accounts payable and accrued expenses as of June 26, 2010, December 26, 2009 and June 27, 2009 included $51 million, $77 million and $87 million, respectively, of disbursements not yet presented for payment drawn in excess of our book deposit balances where offset provisions exist. We may borrow to meet working capital and other needs throughout any given quarter, which may result in higher levels of borrowings and invested cash within the period. At the end of the quarter, excess cash may be used to minimize borrowings outstanding at the balance sheet date.

New Accounting Pronouncements: There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

Note B – Debt

On March 26, 2010, the company executed a second amendment to its asset based credit facility. This second amendment amends the facility by, among other things, allowing the company to make certain restricted payments, including the payment of cash dividends on preferred stock and make share repurchases, in an aggregate amount of $50 million per fiscal year, subject to the maintenance of certain minimum liquidity conditions, removing the ability of the company to elect one- or two-month interest periods with respect to its LIBOR borrowings, making certain technical amendments to permit the company to issue unsecured or subordinated convertible debt securities, allowing the company and its subsidiaries to enter into certain internal tax restructuring transactions subject in certain circumstances to various conditions, and waiving certain technical events of default, including written notice of certain events to the U.S. Agent and European Agent under the asset based credit facility and certain related security agreements. The company was in compliance with all applicable financial covenants at June 26, 2010.

Note C – Redeemable Preferred Stock

In June 2009, the company issued $350 million of Redeemable Convertible Preferred Stock with a 10% stated dividend rate. Dividends are payable quarterly and are paid in-kind or, in cash at the discretion of the board of directors, to the extent that the company has funds legally available for such payment. If not paid in cash, an amount equal to the cash dividend due will be added to the liquidation preference and measured for accounting purposes at fair value. Dividends accrued through January 1, 2010, were settled in-kind. Subsequent quarterly dividends of $9.2 million were paid in cash on April 1, 2010 and July 1, 2010.

Note D – Asset Impairments, Exit Costs and Other Charges

In prior years, we performed strategic reviews of assets and processes with the goal of positioning the company to deal with the degradation in the global economy and to benefit from its eventual improvement. The results of those internal reviews led to decisions to close stores, exit certain businesses and write off certain assets that were not seen as providing future benefit. These decisions resulted in material charges (the “Charges”) that were recognized during the fourth quarter of 2008 and fiscal year 2009. Our measurement of Division operating profit excludes the Charges because they are evaluated internally at the corporate level.

As of the end of 2009, we had substantially completed all activities falling under our strategic reviews. Although we did not recognize new Charges under these programs during the first half of 2010, positive and negative adjustments to previously accrued amounts as well as accretion on discounted long-term accruals such as lease obligations impacted our results in the period. Amortizations, settlements and adjustments related to existing accruals are included in store and warehouse operating and selling expenses and recognized at the corporate level.

During the second quarter of 2009, we recognized approximately $35 million of Charges associated with these activities as the previously-identified plans were implemented and the related accounting recognition criteria were met. Approximately $30 million is included in store and warehouse operating and selling expenses and $5 million is included in general and administrative expenses on our Condensed Consolidated Statement of Operations. During the first half of 2009, we recognized Charges of approximately $155 million, of which, $126 million is included in store and warehouse operating and selling expenses, $19 million is included in general and administrative expenses and $10 million is included in cost of goods sold and occupancy costs. Implementation of these activities during the 2009 periods resulted in charges primarily for lease accruals, severance expenses and asset impairments related to sale-leaseback transactions that closed during the period.

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

Exit cost accruals related to the activities described above are as follows:

(In millions)	Balance at December 26, 2009	Cash payments	Accretion on lease obligations	Currency and other adjustments	Balance at June 26, 2010

One-time termination benefits	$ 13	$(10)	$—	$(1)	$2
Lease and contract obligations	162	(39)	7	(4)	126

Total	$ 175	$(49)	$7	$(5)	$128

Note E – Stockholders’ Equity and Comprehensive Income

The following table reflects the changes in stockholders’ equity attributable to both Office Depot, Inc. and the noncontrolling interests of our subsidiaries in India, Sweden and South Korea, in which we have a majority, but not total, ownership interest.

(In thousands)	Attributable to Office Depot, Inc.	Attributable to noncontrolling interest	Total

Stockholders’ equity at December 26, 2009	$786,415	$2,827	$789,242
Comprehensive income:
Net earnings (loss)	19,983	(434)	19,549
Other comprehensive income (loss):	(83,231)	(359)	(83,590)

Comprehensive income (loss)	(63,248)	(793)	(64,041)
Capital contributions from noncontrolling interest	—	2,117	2,117
Preferred stock dividends	(18,688)	—	(18,688)
Share transactions under employee related plans	2,246	—	2,246
Amortization of long-term incentive stock grants	10,595	—	10,595

Stockholders’ equity at June 26, 2010	$717,320	$4,151	$721,471

Stockholders’ equity at December 27, 2008	$1,362,950	$4,883	$1,367,833
Comprehensive income:
Net earnings (loss)	(136,811)	(1,385)	(138,196)
Other comprehensive income (loss):	4,019	90	4,109

Comprehensive income (loss)	(132,792)	(1,295)	(134,087)
Share transactions under employee and direct stock purchase plans	(4,398)	—	(4,398)
Amortization of long-term incentive stock grants	13,510	—	13,510

Stockholders’ equity at June 27, 2009	$1,239,270	$3,588	$1,242,858

Comprehensive income included all non-owner changes in stockholders’ equity and consists of the following:

	Second Quarter		First Half
(In thousands)	2010	2009	2010	2009

Net earnings (loss)	$(9,691)	$(82,864)	$19,549	$(138,196)
Other comprehensive income (loss), net of tax where applicable:
Foreign currency translation adjustments	(48,042)	52,180	(86,069)	5,008
Amortization of gain on cash flow hedge	(414)	(414)	(829)	(829)
Change in deferred pension	3,643	(2,806)	4,614	(2,806)
Change in deferred cash flow hedge	(1,411)	1,742	(1,309)	2,736
Other	(434)	—	3	—

Total other comprehensive income (loss), net of tax, where applicable	(46,658)	50,702	(83,590)	4,109

Comprehensive income (loss)	(56,349)	(32,162)	(64,041)	(134,087)
Less: comprehensive income (loss) attributable to the noncontrolling interest	(538)	(587)	(793)	(1,295)

Comprehensive income (loss) attributable to Office Depot, Inc.	$(55,811)	$(31,575)	$(63,248)	$(132,792)

Note F – Earnings Per Share

The following table represents the calculation of net earnings (loss) per common share:

	Second Quarter		First Half
(In thousands, except per share amounts)	2010	2009	2010	2009

Basic Earnings Per Share
Numerator:
Income (loss) available to common shareholders	$(18,698)	$(82,558)	$1,295	$(137,297)

Denominator:
Weighted-average shares outstanding	275,320	270,290	274,777	271,735

Basic earnings (loss) per share	$(0.07)	$(0.31)	$—	$(0.51)

Diluted Earnings Per Share
Numerator:
Income (loss) available to common shareholders	$(18,698)	$(82,558)	$1,295	$(137,297)
Preferred stock dividends	9,213	486	18,688	486

Net earnings (loss) for calculation	$(9,485)	$(82,072)	$19,983	$(136,811)

Denominator:
Weighted-average shares outstanding	275,320	270,290	274,777	271,735
Effect of dilutive securities:
Stock options and restricted stock	5,567	3,416	5,970	1,740
Redeemable preferred stock	73,703	3,851	73,650	1,926

Diluted weighted-average shares outstanding	354,590	277,557	354,397	275,401

Diluted earnings (loss) per share	N/A	N/A	N/A	N/A

Following the issuance of the redeemable preferred stock in 2009, basic earnings per share is computed after consideration of preferred stock dividends. Diluted earnings per share is based on earnings before preferred stock dividends, but after assumed conversion into common stock unless such computation results in a number that is less dilutive. The diluted share amounts are provided for informational purposes, as basic earnings (loss) per share is the most dilutive for the periods presented.

The preferred stock dividends payable on July 1, 2010 and April 1, 2010 were paid in cash. Prior dividends were paid in-kind and a separate determination of fair value above the stated dividend rate was required for those periods. The valuation reduced basic earnings per share in the respective periods, but because the company reported losses, was antidilutive in the diluted earnings per share calculation and therefore not applicable. Shares of redeemable preferred stock have certain participation rights with common stock. A two class security earnings per share presentation will be provided for any period in which these rights impact the earnings per share calculation.

Awards of options and nonvested shares representing approximately 15.2 million and 13.7 million additional shares of common stock were outstanding for the second quarter and first half of 2010, respectively, but were not included in the computation of diluted earnings per share because their effect would have been antidilutive. Also, the calculated effect of dilutive securities under relevant accounting rules includes a tax benefit from assumed employee share-based awards. That assumed benefit may be limited in future periods, depending on available carryback and carryforward deductions by tax jurisdiction. If all assumed tax benefits were removed from the calculation, the diluted weighted-average share amount would increase approximately 2.4 million shares at June 26, 2010.

Note G – Division Information

Office Depot operates in three segments: North American Retail Division, North American Business Solutions Division, and International Division. The following is a summary of our significant accounts and balances by segment (or “Division”), reconciled to consolidated totals.

	Sales
	Second Quarter		First Half
(In thousands)	2010	2009	2010	2009

North American Retail Division	$1,100,894	$1,126,003	$2,448,439	$2,562,445
North American Business Solutions Division	820,243	868,140	1,650,854	1,782,274
International Division	778,338	829,998	1,672,152	1,704,686

Total	$2,699,475	$2,824,141	$5,771,445	$6,049,405

	Division Operating Profit (Loss)
	Second Quarter		First Half
(In thousands)	2010	2009	2010	2009

North American Retail Division	$8,671	$(13,091)	$81,626	$68,253
North American Business Solutions Division	14,086	22,549	34,255	55,608
International Division	18,912	3,111	60,501	21,658

Total	$41,669	$12,569	$176,382	$145,519

A reconciliation of the measure of Division operating profit to consolidated earnings (loss) before income taxes is as follows:

	Second Quarter		First Half
(In thousands)	2010	2009	2010	2009

Total Division operating profit	$41,669	$12,569	$176,382	$145,519
Charges, as defined in Note D	—	(35,020)	—	(155,062)
Corporate general and administrative expenses (excluding Charges)	(69,265)	(75,478)	(148,475)	(148,843)
Interest income	443	718	980	1,912
Interest expense	(16,591)	(16,745)	(34,363)	(34,663)
Miscellaneous income (expense), net	4,681	412	10,780	(3,147)

Earnings (loss) before income taxes	$(39,063)	$(113,544)	$5,304	$(194,284)

Our Condensed Consolidated Balance Sheets as of June 26, 2010, December 26, 2009 and June 27, 2009 reflect a goodwill balance of approximately $19.4 million, all of which is associated with our North American Business Solutions Division. The gross amount of goodwill and the amount of accumulated impairment losses as of June 26, 2010 are provided in the following table:

(Dollars in thousands)	North American Retail Division	North American Business Solutions Division	International Division	Total

Goodwill	$1,842	$367,790	$863,134	$1,232,766
Accumulated impairment losses	(1,842)	(348,359)	(863,134)	(1,213,335)

	$—	$19,431	$—	$19,431

The balance and components of goodwill have remained constant since December 26, 2009.

Note H – Employee Benefit Plans

Long-Term Incentive Plan

In April 2010, shareholders approved an amendment to our Amended Long-Term Incentive Plan which allowed the company to implement a one-time voluntary stock option exchange for eligible employees. The fair value exchange was completed on June 8, 2010 with the tender of approximately 3.8 million shares of eligible options in exchange for approximately 1.4 million shares of newly-issued options. No additional compensation expense resulted from this exchange. The new options have an exercise price of $5.13, which was the closing price of Office Depot, Inc. common stock on June 8, 2010, and generally will vest over three years.

Pension Disclosures

The components of net periodic pension cost (gain) for our foreign defined benefit plan are as follows:

	Second Quarter		First Half
(In millions)	2010	2009	2010	2009

Service cost	$—	$—	$—	$—
Interest cost	2.5	2.2	5.1	4.3
Expected return on plan assets	(1.9)	(1.6)	(3.9)	(3.1)

Net periodic pension cost (gain)	$0.6	$0.6	$1.2	$1.2

The pension plan was part of an entity acquired in 2003. The plan was curtailed and frozen in 2008 and no future service cost will be recognized. The purchase and sale agreement included a provision whereby the seller is required to pay to the company an amount of unfunded benefit obligation as measured based on certain 2008 data. The company is in arbitration to resolve the amount to be received from the seller. We currently cannot predict the outcome of this matter. The after-tax effect of any payment from the seller will be recognized as a credit to income when all associated uncertainties are resolved.

For the year-to-date 2010 period, we have contributed approximately $2.5 million to our foreign pension plan. Every three years, the company meets with trustees to establish future funding targets with the intent of reducing the unfunded status of the plan. Based on the current funding arrangement, the company expects to contribute approximately $5 million to the plan during 2010. However, this amount could change if a new agreement is reached with the trustees during 2010.

Note I – Income Taxes

During the second quarter of 2010, the company initiated a program to consolidate the beneficial economic rights related to certain worldwide intellectual property (“IP”). These rights were transferred through intercompany purchase and assignment agreements that generated gains which were eliminated in consolidation for financial reporting purposes. These transactions also resulted in the creation and reclassification of approximately $37 million of prepaid tax accounts that will be recognized as tax expense in future periods to the extent the related IP is amortized or impaired for tax purposes. The prepaid tax is presented in other assets in the Condensed Consolidated Balance Sheet at June 26, 2010. In connection with these transactions, the company entered into an agreement with a foreign taxing jurisdictions which resulted in the reduction of existing uncertain tax positions by approximately $15 million and the elimination of a corresponding amount of deferred tax assets that previously had been offset by these uncertain tax positions in our consolidated financial statements.

Our effective tax benefit rate was 75% for the second quarter of 2010 compared to a benefit rate of 27% for the same period in 2009. The 2010 effective tax benefit rate includes approximately $13 million of discrete benefits from the release of a valuation allowance in Europe because of improved performance in that jurisdiction and a favorable settlement with certain taxing authorities. Also, the second quarter of 2010 rate includes the year to date impact of adjusting to our current estimate of our full year tax rate which resulted from fluctuations in the expected timing and amount of tax deductions of our book and tax temporary differences. Because the company has established a full valuation allowance on deferred taxes in the U. S., such changes in temporary differences result in tax rate volatility within interim periods.

During the third quarter of 2009, the company recognized valuation allowances totaling $321.6 million, with $279.1 million related to domestic deferred tax assets and $42.5 million related to foreign deferred tax assets. The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording or maintaining valuation allowances on deferred tax assets. While the company recognized pretax earnings in the first half of 2010, sufficient positive evidence of deferred tax asset realizability to warrant removing the valuation allowances in the U.S. is not anticipated in the near term. However, in one foreign tax jurisdiction, sufficient positive evidence of deferred tax asset realizability arose during the second quarter of 2010, including attainment of cumulative positive earnings over the past three years and positive projections of operating performance, such that a valuation allowance of approximately $10 million was released during the period.

We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2000. Our U.S. federal filings for the years 2000 and 2002 through 2009 are under varying stages of routine examination, and it is reasonably possible that audits for some of these periods will be closed prior to the end of 2010. Additionally, the U.S. federal tax return for 2010 is under concurrent review. Significant international tax jurisdictions include the U.K., the Netherlands, France and Germany. Generally, we are subject to routine examination for years 2001 and forward in these jurisdictions. It is reasonably possible that certain of these audits will close within the next twelve months, which could result in a decrease of as much as $106 million or an increase of as much as $11 million to our accrued uncertain tax positions. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits, however, an estimate of such changes cannot reasonably be made at this time.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities.
Level 2:	Observable marketbased inputs or unobservable inputs that are corroborated by market data.
Level 3:	Significant unobservable inputs that are not corroborated by market data. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows or option pricing models using our own estimates and assumptions or those expected to be used by market participants.

Foreign currency contracts are valued at amounts receivable or payable to terminate the agreements at the reporting date and are based on observable market data for similar assets and liabilities. The carrying amounts of trade and other accounts receivable, trade and other accounts payable and other accrued expenses approximate fair value because of the short maturity of those instruments.

Fair value estimates may be required to measure certain assets and liabilities on a nonrecurring basis for asset impairments and exit cost valuations. No such impairments were recorded in the first half of 2010.

The following table summarizes the company’s financial liabilities measured at fair value on a recurring basis:

	June 26, 2010
(In thousands)		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Liabilities:
Foreign exchange contracts	$1,596	$—	$1,596	$—

The company records its senior notes payable at par value, adjusted for amortization of a fair value hedge which was cancelled in 2005. The fair value of the senior notes indicated in the following table was determined based on quoted market prices.

	June 26, 2010		December 26, 2009		June 27, 2009
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
$400 million senior notes	$400,119	$387,480	$400,172	$345,966	$400,225	$320,000

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

We also are exposed to the risk of changing fuel prices from inbound and outbound transportation arrangements. Some transportation contracts may provide for specific identification of the fuel cost component such that the risk of fuel price changes may be offset by third-party contracts thereby allowing us to designate and qualify these offsetting contracts as cash flow hedges for accounting purposes. Deferred gains or losses associated with these arrangements would be recorded in OCI until such time as the hedged item impacts earnings. The structure of certain other transportation arrangements, however, precludes applying hedge accounting. In those circumstances, we may enter into derivative transactions to offset the risk of commodity price changes, and the value of the derivative contract is marked to market at each reporting period with changes recognized in earnings. As of June 26, 2010, the company had no fuel-related cash flow hedges outstanding.

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

Fair Value of Derivative Instruments

	Liability Derivatives
		Fair Value as of:
(In thousands)	Balance Sheet Location	June 26, 2010	December 26, 2009	June 27, 2009

Derivatives designated as hedging instruments:
Commodity contracts – fuel	Other current liabilities	$—	$—	$3,072
Foreign exchange contracts	Other current liabilities	1,596	266	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	—	—	2,677

Total liability derivatives		$1,596	$266	$5,749

Derivatives not designated as hedging instruments:	Location of gain/(loss) recognized in earnings	Amount of gain/(loss) recognized in earnings
(In thousands)		Second Quarter 2009	First Half 2009

Foreign exchange contracts	Miscellaneous income (expense), net	$(5,770)	$(10,325)

Total		$(5,770)	$(10,325)

Derivatives designated as hedging instruments:	Amount of gain/(loss) recognized in OCI		Location of gain/(loss) reclassified from OCI into earnings	Amount of gain/(loss) reclassified from OCI into earnings
(In thousands)	Second Quarter 2010	First Half 2010		Second Quarter 2010	First Half 2010
Foreign exchange contracts	$(2,252)	$(2,870)	Cost of goods sold and occupancy costs	$(818)	$(1,455)

Total 2010	$(2,252)	$(2,870)		$(818)	$(1,455)

Derivatives designated as hedging instruments:	Amount of gain/(loss) recognized in OCI		Location of gain/(loss) reclassified from OCI into earnings	Amount of gain/(loss) reclassified from OCI into earnings
(In thousands)	Second Quarter 2009	First Half 2009		Second Quarter 2009	First Half 2009
Commodity contracts – fuel hedges	$1,330	$2,919	Cost of goods sold and occupancy costs & Store and warehouse operating and selling expenses*	$(2,430)	$(5,115)

Total 2009	$1,330	$2,919		$(2,430)	$(5,115)

*	Approximately 60% of the losses for the second quarter and first half of 2009 are reflected in cost of goods sold and occupancy costs. The remaining 40% of the losses are reflected in store and warehouse operating and selling expenses.

The existing hedge contracts are highly effective and the ineffective portion is considered immaterial. The foreign exchange contracts extend through December 2010. Losses currently deferred in OCI are expected to be recognized in earnings within the next twelve months. As of June 26, 2010, there were no arrangements requiring collateral. However, we may be required to provide collateral on certain arrangements in the future. The fair values of our foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current exchange rates. The values are based on market-based inputs or unobservable inputs that are corroborated by market data.

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

The following tables provide summarized unaudited information from the balance sheets and statements of earnings for Office Depot de Mexico:

(In thousands)	June 26, 2010	December 26, 2009	June 27, 2009

Current assets	$260,069	$219,030	$208,701
Non-current assets	269,364	260,074	246,014
Current liabilities	157,954	141,944	160,786
Non-current liabilities	2,285	—	—

	Second Quarter		First Half
(In thousands)	2010	2009	2010	2009

Sales	$208,338	$185,693	$427,755	$380,092
Gross profit	60,988	54,667	123,384	108,998
Net income	10,671	11,725	24,639	24,173

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

As previously disclosed, the company reached a proposed settlement with the staff of the U.S. Securities and Exchange Commission (“SEC”) to resolve the previously disclosed SEC inquiry that commenced in July of 2007 and the formal investigation disclosed in January of 2008 with respect to contacts and communications with financial analysts, inventory receipt and reserves, timing of vendor payments, certain intercompany loans, certain payments to foreign officials, inventory obsolescence and timing and recognition of vendor program funds. The company and its officers and employees have cooperated with the SEC staff in this investigation. The SEC staff intends to recommend to the SEC a proposed settlement with respect to the company which would conclude for the company all matters arising from the SEC investigation. Under the proposed settlement, the company, without admitting or denying liability, will agree to pay a civil penalty and to consent to a cease and desist order from committing or causing violations of Sections 13(a) and 13(b) of the Securities Exchange Act of 1934 (and related rules) which require the maintenance of accurate books and records and internal controls, and Regulation FD. Regulation FD is a rule regarding communication with analysts and investors. The proposed settlement is contingent on approval by the SEC Commissioners. There can be no assurance that the SEC Commissioners will approve the staff’s recommendation. The company has also been informed that the company’s Chief Executive Officer and the company’s former Chief Financial Officer have also reached proposed settlements with the SEC staff related to Regulation FD, which, if approved by the SEC Commissioners, would also conclude for the CEO all matters arising from the SEC investigation. Under those proposed settlements, without admitting or denying liability, each will agree to remain in compliance with Regulation FD and related securities laws and undertake a civil penalty. The proposed settlement would not affect Mr.Odland’s position as Chairman and CEO of the company.

On January 14, 2010, the federal court in the Southern District of Florida dismissed the Second Consolidated Amended Complaint filed by the New Mexico Educational Retirement Board, lead plaintiff in the Consolidated Lawsuit (defined below), with prejudice. On February 9, 2010, the lead plaintiff filed a notice to appeal this decision, and that appeal remains pending. As background, in early November 2007, two putative class action lawsuits were filed against the company and certain of its executive officers alleging violations of the Securities Exchange Act of 1934. The allegations made in these lawsuits primarily related to the accounting for vendor program funds. Each of the foregoing lawsuits was filed in the Southern District of Florida and captioned as follows: (1) Nichols v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 6, 2007 and (2) Sheet Metal Worker Local 28 Pension Fund v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 5, 2007. On March 21, 2008, the court in the Southern District of Florida entered an Order consolidating the class action lawsuits (the “Consolidated Lawsuit”). Lead plaintiff in the Consolidated Lawsuit, the New Mexico Educational Retirement Board, filed its Consolidated Amended Complaint on July 2, 2008, and its Second Consolidated Amended Complaint on April 20, 2009.

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

Note N – Subsequent Events

Since 1996, we have been selling products through a third-party, non-profit government purchasing cooperative available to local and state government agencies, schools and non-profit organizations nationwide. That cooperative offers products through competitively solicited contracts with lead governmental agencies. The lead government agency contract for office supplies, which has been in place since 2006 and for which we are the provider, expires on January 1, 2011 and the agency has solicited proposals for a new office supplies contract (the “RFP”). In July 2010, the company decided not to submit a proposal. The company believes that the RFP contains terms that are problematic and could lead to an operating loss with respect to this business. We will continue our relationship with the cooperative through the expiration of our current agreement and through our national lead agency contracts for technology and school supplies. We intend to work aggressively to retain our customers related to this particular business and grow the business directly and through new cooperative agreements.

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

RESULTS OF OPERATIONS

OVERVIEW

A summary of factors important to understanding the results for the second quarter of 2010 is provided below and further discussed in the narrative that follows this overview.

•

Sales in the second quarter of 2010 decreased 4% compared to the second quarter of 2009. Sales in North America were down 4%, and North American Retail Division comparable store sales decreased 1% for the quarter. International sales decreased 6% in U.S. dollars and 3% in local currencies.

•

Total operating expenses were down approximately 8% compared to the second quarter of 2009. Operating expenses for the second quarter of 2009 included $35 million of charges related to our previously announced strategic reviews (the “Charges”). We did not recognize new Charges under these programs in the second quarter or first half of 2010.

•

Our effective tax benefit rate for the second quarter of 2010 was 75%, reflecting discrete impacts of the release of a valuation allowance and certain uncertain tax position accruals, as well as our adjustment the full year tax rate based on the anticipated timing of tax deductions for the year. The valuation allowance established in the U.S. during prior quarters has introduced the potential for significant volatility to our interim period effective tax rate.

•

We reported a net loss available to common shareholders of $19 million for the second quarter of 2010 compared to a loss available to common shareholders of $83 million in the same quarter of the prior year. We reported a loss per share of $0.07 in the second quarter of 2010, compared to a loss per share of $0.31 in the second quarter of 2009. In the second quarter of 2009, after-tax Charges negatively impacted earnings per share by $0.09.

DIVISION RESULTS

North American Retail Division

	Second Quarter		First Half
(Dollars in millions)	2010	2009	2010	2009

Sales	$1,100.9	$1,126.0	$2,448.4	$2,562.4
% change	(2)%	(21)%	(4)%	(19)%

Division operating profit (loss)	$8.7	$(13.1)	$81.6	$68.3
% of sales	0.8%	(1.2)%	3.3%	2.7%

Second quarter sales in the North American Retail Division were $1.1 billion, down 2% from the prior year. Comparable store sales in the 1,132 stores in the U.S. and Canada that have been open for more than one year decreased 1% for the quarter. The second quarter 2010 customer transaction counts were down slightly compared to the same period last year and continued to drive the overall comparable sales decline. Our average order value increased compared to the prior year for the second consecutive quarter. Sales in our supplies and technology categories were relatively consistent with the first quarter and the furniture category maintained positive comparable sales, though lower sequentially from the first quarter. Geographically, our best performing sales markets were the Midwest and the Northeast, both of which achieved positive comparable store sales. Sales in California improved slightly, though that region is expected to face continued economic challenges.

The North American Retail Division reported operating profit of approximately $9 million in the second quarter of 2010, compared to a loss of $13 million in the same period of 2009. This measure of operating performance is consistent with the internal reporting of results used to manage the business and allocate resources and does not include Charges incurred in the second quarter and first half of 2009. Please see Charges discussion in the “Corporate and Other” section below.

The increase in Division operating profit for the second quarter of 2010 was driven by favorable product margins from our ongoing product line reviews and increased direct import penetration, as well as the absence of a $5 million charge recognized in the second quarter of 2009 to reflect updated assumptions on subleases of closed stores. The factors discussed above for the second quarter also address the first half of 2010 compared to the same period in 2009. Additionally, results for the first quarter of 2010 reflect the closure of 120 stores during 2009 as part of the strategic review initiated during the fourth quarter of 2008, as well as increased advertising expenses, partially offset by positive inventory shrinkage impacts compared to the prior year.

At the end of the second quarter of 2010, Office Depot operated 1,152 office products stores throughout the U.S. and Canada. We opened seven stores and closed four stores during the period.

North American Business Solutions Division

	Second Quarter		First Half
(Dollars in millions)	2010	2009	2010	2009

Sales	$820.2	$868.1	$1,650.9	$1,782.3
% change	(6)%	(18)%	(7)%	(18)%

Division operating profit	$14.1	$22.5	$34.3	$55.6
% of sales	1.7%	2.6%	2.1%	3.1%

Second quarter sales in the North American Business Solutions Division were $820 million, down 6% compared to the second quarter of 2009. Average order value for the second quarter of 2010 was relatively flat compared to the same period in the prior year. The decline in Division sales for both the second quarter and first half of 2010 was driven by lower transaction counts as customers continued to exercise caution on discretionary spending for office supplies. The comparison of Division sales for the second quarter of 2010 and 2009 was also negatively impacted by restructuring certain non-core businesses late in 2009. Sales in the direct channel were relatively flat compared to the same period in 2009 with many product categories showing positive growth. The contract channel sales continued to decline, reflecting challenges in the governmental sector and lower sales to small- to medium-sized businesses. Sales in our Copy and Print Depot and the cleaning and break room supply categories performed well in both the second quarter and first half of 2010.

The North American Business Solutions Division reported operating profit of approximately $14 million in the second quarter of 2010, compared to $23 million in the same period of the prior year. This decrease reflects the unfavorable impact our sales volume decline had on gross margin and operating expenses (the “flow through” impact). Additionally, the second quarter of 2009 included benefits from lower inventory shrinkage and customer rebates. The factors discussed for the second quarter results are largely the same factors impacting the first half of 2010 compared to 2009.

Since 1996, we have been selling products through a third-party, non-profit government purchasing cooperative available to local and state government agencies, schools and non-profit organizations nationwide. That cooperative offers products through competitively solicited contracts with lead governmental agencies. The lead government agency contract for office supplies, which has been in place since 2006 and for which we are the provider, expires on January 1, 2011 and the agency has solicited proposals for a new office supplies contract (the “RFP”). In July 2010, the company decided not to submit a proposal. The company believes that the RFP contains terms that are problematic and could lead to an operating loss with respect to this business. Currently, operating profit for this business is in the low single digits as a percentage of projected annual sales of approximately $515 million. We will continue our relationship with the cooperative through the expiration of our current agreement and through our national lead agency contracts for technology and school supplies. We intend to work aggressively to retain our customers related to this particular business and grow the business directly and through new cooperative agreements.

International Division

	Second Quarter		First Half
(Dollars in millions)	2010	2009	2010	2009

Sales	$778.3	$830.0	$1,672.2	$1,704.7
% change	(6)%	(25)%	(2)%	(24)%
% change in local currency sales	(3)%	(12)%	(4)%	(10)%

Division operating profit	$18.9	$3.1	$60.5	$21.7
% of sales	2.4%	0.4%	3.6%	1.3%

The International Division reported second quarter sales of $778 million, reflecting a decrease of 6% in U.S. dollars and 3% in local currencies compared to the second quarter of 2009. The closing of retail stores in Japan during 2009 accounted for approximately 1% of the local currency sales decline. The second quarter sales decline rate varied geographically across the Division. Local currency sales in the U.K. and Germany improved sequentially from the first quarter, and increased in the Asia region, after considering the Japan retail store closures last year. The contract channel sales in local currency increased slightly compared to the second quarter of 2009. However, our public sector business has been negatively impacted by the actions taken by governments across Europe in response to the recent debt crisis and budgetary constraints. Second quarter sales in the direct channel were lower than the same period in 2009, though the rate of decline has improved compare to prior quarters. The retail channel reported positive sales growth, after considering the Japan retail store closures last year.

The International Division reported operating profit of approximately $19 million in the second quarter of 2010, compared to $3 million in the same period of 2009. This measure of operating performance is consistent with the internal reporting of results used to manage the business and allocate resources and does not include Charges incurred in the second quarter and first half of 2009. Please see Charges discussion in the “Corporate and Other” section below.

The increase in Division operating profit for the second quarter of 2010 resulted from a number of factors including better pricing management, reduced distribution costs and general and administrative expenses, as well as our exit from the retail business in Japan last year. These positive factors more than offset the flow through impact of lower sales. The factors discussed for the second quarter results are largely the same factors impacting the first half of 2010 compared to 2009. The change in exchange rates negatively impacted operating profit in U.S. dollars by approximately $2 million for the second quarter of 2010 and had a positive impact of approximately $1 million for the first half of 2010, compared to the same periods in 2009.

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

As of the end of 2009, we had substantially completed all activities falling under our strategic reviews. Although we did not recognize new Charges under these programs in the second quarter and first half of 2010, positive and negative adjustments to previously accrued amounts as well as accretion on discounted long-term accruals such as lease obligations impacted our results in the period. Amortizations, settlements, and adjustments to related existing accruals are included in store and warehouse operating and selling expenses and recognized at the corporate level.

During the second quarter and first half of 2009, we recognized approximately $35 million and $155 million, respectively, of Charges associated with these activities as the previously-identified plans were implemented and the related accounting recognition criteria were met. For the second quarter Charges, approximately $30 million is included in store and warehouse operating and selling expenses and $5 million is included in general and administrative expenses on our Condensed Consolidated Statement of Operations. For the first half Charges, approximately $126 million is included in store and warehouse operating and selling expenses and $19 million in general and administrative expenses, and $10 million is included in cost of goods sold and occupancy costs.

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

Total G&A decreased from $170 million in the second quarter of 2009 to $152 million in the second quarter of 2010. A breakdown of G&A between the portion included in Division results and the portion considered corporate expenses is provided in the following table:

	Second Quarter		First Half
(In millions)	2010	2009	2010	2009

Division G&A	$83.2	$89.8	$171.2	$179.0
Corporate G&A	68.7	80.6	148.9	167.8

Total G&A	$151.9	$170.4	$320.1	$346.8

Corporate G&A included Charges of $5 million and $19 million in the second quarter and first half of 2009, respectively, and none in 2010. After considering the impact of Charges recognized in the 2009 periods, corporate G&A decreased by approximately $7 million during the second quarter of 2010 compared to the same period of 2009. This decrease primarily reflects an adjustment to variable-based pay arrangements that are influenced, in part, from changes in foreign currency exchange rates, partially offset by increased depreciation expense related to the company’s implementation of a new enterprise software system which was placed in service at the beginning of the third quarter of 2009.

Other income (expense)

The increase in net miscellaneous income (expense) in the second quarter and first half of 2010 primarily reflects lower foreign currency losses in 2010 compared to the same periods of 2009.

Income Taxes

Our effective tax benefit rate was 75% for the second quarter of 2010 compared to a benefit rate of 27% for the same period in 2009. The 2010 effective tax benefit rate includes approximately $13 million of discrete benefits from the release of a valuation allowance in Europe because of improved performance in that jurisdiction and a favorable settlement with certain taxing authorities. Also, the second quarter of 2010 rate includes the year to date impact of adjusting to our current estimate of our full year tax rate which resulted from fluctuations in the expected timing and amount of tax deductions of our book and tax temporary differences. Because the company has established a full valuation allowance on deferred taxes in the U. S., such changes in temporary differences result in tax rate volatility within interim periods. We currently anticipate our annual effective tax rate to be a benefit of approximately 13%; however, we have experienced volatility in both the first and second quarters of 2010 and such volatility could continue based on the extent and mix of income, as well as the anticipated recognition of temporary book to tax differences.

The valuation allowances were established in 2009 on deferred tax assets in both the U.S. and certain foreign tax jurisdictions. While the company recognized pretax earnings in the first half of 2010, and is optimistic about future performance, sufficient positive evidence of deferred tax asset realizability to warrant removing the valuation allowances in the U.S. is not anticipated in the near term. The company is exploring the feasibility of potential international tax restructuring activities, that along with continued positive operating performance in the relevant jurisdictions, may allow removal of certain additional foreign valuation allowances sooner than in the U.S. This may occur in the near term, possibly within the next twelve months. It is possible that the company may not be able to implement its tax planning strategy. Until all significant valuation allowances are removed, the company likely will experience volatility in our effective tax rate. In addition to the volatility from limited deferred tax accounting, increases or decreases in uncertain tax provisions following completion of examinations of open tax years may have significant impacts on the effective tax rate. Completion of certain examinations are anticipated during 2010.

During the second quarter of 2010, the company initiated a program to consolidate the beneficial economic rights related to certain worldwide intellectual property (“IP”). These rights were transferred through intercompany purchase and assignment agreements that generated gains which were eliminated in consolidation for financial reporting purposes. These transactions also resulted in the creation and reclassification of approximately $37 million of prepaid tax accounts that will be recognized as tax expense in future periods to the extent the related IP is amortized or impaired for tax purposes. The prepaid tax is presented in other assets in the Condensed Consolidated Balance Sheet at June 26, 2010. In connection with these transactions, the company entered into an agreement with certain foreign taxing jurisdictions which resulted in the reduction of existing uncertain tax positions by approximately $15 million and the elimination of a corresponding amount of deferred tax assets that previously had been offset by these uncertain tax positions in our consolidated financial statements. Additional IP transfers are likely to be initiated later in 2010 in furtherance of this program.

LIQUIDITY AND CAPITAL RESOURCES

At June 26, 2010, we had approximately $578 million in cash and equivalents and another $680 million available under our asset based credit facility (the “Facility”) based on the June borrowing base certificate. We consider our resources adequate to satisfy our cash needs at least over the next twelve months. We anticipate that market conditions will continue to be challenging through 2010, and in response, we are focused on maximizing cash flow.

At June 26, 2010, we were not drawn on the Facility. There were letters of credit outstanding under the Facility totaling approximately $146 million. An additional $0.5 million of letters of credit were outstanding under separate agreements. The company did not borrow under the Facility during the first half of 2010. During the second quarter of 2010, the company cancelled the accounts receivable factoring arrangement established during 2009 in Europe without having sold any receivables. The company was in compliance with all applicable financial covenants at June 26, 2010.

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

During the first half of 2010, cash provided by operating activities totaled $32 million compared to $106 million during the same period last year. The first half of 2009 net loss included significant non-cash Charges that increased working capital accruals for severance and lease obligations. The working capital and other use of cash in 2010 reflects cash payments of approximately $49 million related to these prior restructuring efforts, as well payments on other accruals. The source of cash in the 2009 period was driven by our collection of accounts receivable balances and controlling our inventory levels. Additionally, the first half of 2009 includes a $14 million dividend received from our joint venture in Mexico, Office Depot de Mexico. Working capital is influenced by a number of factors including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, see Note A of the Notes to Condensed Consolidated Financial Statements.

Cash used in investing activities was $76 million in the first half of 2010, compared to a source of cash of $101 million in the same period last year. The use of cash in 2010 reflects capital expenditures of approximately $83 million and an $11 million payment to complete a prior acquisition, partially offset by approximately $17 million of proceeds from the disposition of assets. The source of cash in 2009 reflects $147 million of proceeds from several sale and sale-leaseback transactions related to the strategic review and our efforts to enhance our liquidity and the release of $6 million of cash that had been held in a restricted account at the end of 2008. These sources were offset by capital expenditures of approximately $54 million for the first half of 2009.

Cash used in financing activities was approximately $15 million for the first half of 2010, compared to a source of cash of $188 million in the same period last year. During the first half of 2010, we paid a cash dividend on our convertible preferred stock of approximately $9 million. An additional approximately $9 million was accrued during the second quarter and subsequently paid on July 1, 2010. Other outflows during the first half of 2010 included fees related to the amendment of our asset based credit facility and net payments on borrowings, including capital leases, partially offset by inflows from employee share-based transactions and related tax benefits. The source of cash in the first half of 2009 resulted from our issuance of redeemable preferred stock during the second quarter. Uses of cash during the first half of 2009 included $139 million in payments made on our asset based credit facility and $31 million in capital lease payments. Also, during the first half of 2009, we incurred approximately $19 million in debt as a result of a land sale and leaseback that was treated as a financing transaction as well as approximately $12 million of other short-term borrowings.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2009 Form 10-K, filed on February 23, 2010, in Note A of the Notes to the Consolidated Financial Statements and the Critical Accounting Policies section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks

At June 26, 2010, there had not been a material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2009 Form 10-K.

Foreign Exchange Rate Risks

At June 26, 2010, there had not been a material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2009 Form 10-K.

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

Based on management’s evaluation, which included the participation of the company’s Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), as of June 26, 2010, the company’s CEO and CFO concluded that the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Act”), were effective to provide reasonable assurance that information required to be disclosed by the company in reports that the company files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting that occurred during the company’s most recent second quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

As previously disclosed, the company reached a proposed settlement with the staff of the U.S. Securities and Exchange Commission (“SEC”) to resolve the previously disclosed SEC inquiry that commenced in July of 2007 and the formal investigation disclosed in January of 2008 with respect to contacts and communications with financial analysts, inventory receipt and reserves, timing of vendor payments, certain intercompany loans, certain payments to foreign officials, inventory obsolescence and timing and recognition of vendor program funds. The company and its officers and employees have cooperated with the SEC staff in this investigation. The SEC staff intends to recommend to the SEC a proposed settlement with respect to the company which would conclude for the company all matters arising from the SEC investigation. Under the proposed settlement, the company, without admitting or denying liability, will agree to pay a civil penalty and to consent to a cease and desist order from committing or causing violations of Sections 13(a) and 13(b) of the Securities Exchange Act of 1934 (and related rules) which require the maintenance of accurate books and records and internal controls, and Regulation FD. Regulation FD is a rule regarding communication with analysts and investors. The proposed settlement is contingent on approval by the SEC Commissioners. There can be no assurance that the SEC Commissioners will approve the staff’s recommendation. The company has also been informed that the company’s Chief Executive Officer and the company’s former Chief Financial Officer have also reached proposed settlements with the SEC staff related to Regulation FD, which, if approved by the SEC Commissioners, would also conclude for the CEO all matters arising from the SEC investigation. Under those proposed settlements, without admitting or denying liability, each will agree to remain in compliance with Regulation FD and related securities laws and undertake a civil penalty. The proposed settlement would not affect Mr.Odland’s position as Chairman and CEO of the company.

On January 14, 2010, the federal court in the Southern District of Florida dismissed the Second Consolidated Amended Complaint filed by the New Mexico Educational Retirement Board, lead plaintiff in the Consolidated Lawsuit (defined below), with prejudice. On February 9, 2010, the lead plaintiff filed a notice to appeal this decision, and that appeal remains pending. As background, in early November 2007, two putative class action lawsuits were filed against the company and certain of its executive officers alleging violations of the Securities Exchange Act of 1934. The allegations made in these lawsuits primarily related to the accounting for vendor program funds. Each of the foregoing lawsuits was filed in the Southern District of Florida and captioned as follows: (1) Nichols v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 6, 2007 and (2) Sheet Metal Worker Local 28 Pension Fund v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 5, 2007. On March 21, 2008, the court in the Southern District of Florida entered an Order consolidating the class action lawsuits (the “Consolidated Lawsuit”). Lead plaintiff in the Consolidated Lawsuit, the New Mexico Educational Retirement Board, filed its Consolidated Amended Complaint on July 2, 2008, and its Second Consolidated Amended Complaint on April 20, 2009.

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

Item 1A. Risk Factors.

With the exception of a change to the following previously disclosed risk factor, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2010.

Government Contracts – One of our largest U.S. “customers” is a buying cooperative. Thousands of public agencies participate in this group, including various state and local governments, government agencies and non-profit organizations. Collectively, sales to these various organizations in 2009 represented approximately 5% of total company sales. Our relationship with this customer group is subject to uncertain future funding levels and applicable procurement laws and requires restrictive contract terms; any of these factors could curtail current or future business. This customer group offers products through competitively solicited contracts with lead government agencies. The lead government agency contract for office supplies, which has been in place since 2006 and for which we are the provider, expires on January 1, 2011. In July 2010, we decided not to submit a proposal in response to the current request for proposal regarding this lead agency contract. We believe the request for proposal contains terms that are problematic and could lead to an operating loss with respect to this business. We intend to work aggressively to retain our customers related to this particular business and grow the business directly and through new cooperative agreements. Contracting with government agencies is highly competitive and can be expensive and time-consuming, often requiring that we incur significant upfront time and expense without any assurance that we will win a contract. Our ability to compete successfully for and retain business with the federal and various state and local governments is highly dependent on cost-effective performance. Our government business is also sensitive to changes in national and international priorities and U.S., state and local government budgets.

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

Item 6. Exhibits

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schemat
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC. (Registrant)

Date: July 27, 2010	By: /s/ Steve Odland
Steve Odland
Chief Executive Officer and
Chairman, Board of Directors
(Principal Executive Officer)

Date: July 27, 2010	By: /s/ Michael D. Newman
Michael D. Newman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: July 27, 2010	By: /s/ Mark E. Hutchens
Mark E. Hutchens
Senior Vice President
and Controller
(Principal Accounting Officer)