Form 10-Q
period 2010-09-25
OFFICE DEPOT INC
filed 2010-10-27
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended    September 25, 2010

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At September 25, 2010 there were 277,066,855 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 25, 2010	December 26, 2009	September 26, 2009
Assets
Current assets:
Cash and cash equivalents	$678,717	$659,898	$692,886
Receivables, net	998,792	1,121,160	1,165,003
Inventories	1,183,854	1,252,929	1,176,659
Deferred income taxes	9,146	16,637	19,502
Prepaid expenses and other current assets	153,973	155,705	170,454

Total current assets	3,024,482	3,206,329	3,224,504
Property and equipment, net	1,219,151	1,277,655	1,281,066
Goodwill	19,431	19,431	19,431
Other intangible assets	22,634	25,333	26,360
Deferred income taxes	81,395	81,706	96,312
Other assets	333,844	279,892	257,563

Total assets	$4,700,937	$4,890,346	$4,905,236

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,045,121	$1,081,381	$1,061,345
Accrued expenses and other current liabilities	1,170,788	1,280,296	1,249,575
Income taxes payable	6,653	6,683	4,854
Short-term borrowings and current maturities of long-term debt	73,475	59,845	60,265

Total current liabilities	2,296,037	2,428,205	2,376,039
Deferred income taxes and other long-term liabilities	582,081	654,851	665,758
Long-term debt, net of current maturities	657,164	662,740	667,025

Total liabilities	3,535,282	3,745,796	3,708,822

Commitments and contingencies
Redeemable preferred stock, net (liquidation preference – $368,516 in September 2010, $368,116 in December 2009 and $359,138 in September 2009)	355,979	355,308	340,218

Stockholders’ equity:
Office Depot, Inc. stockholders’ equity:
Common stock - authorized 800,000,000 shares of $.01 par value; issued and outstanding shares – 282,982,123 in 2010, 280,652,278 in December 2009 and 280,634,590 in September 2009	2,830	2,807	2,806
Additional paid-in capital	1,167,828	1,193,157	1,195,005
Accumulated other comprehensive income	205,761	238,379	241,619
Accumulated deficit	(506,715)	(590,195)	(528,575)
Treasury stock, at cost – 5,915,268 shares in 2010, December 2009, and September 2009	(57,733)	(57,733)	(57,733)

Total Office Depot, Inc. stockholders’ equity	811,971	786,415	853,122
Noncontrolling interest	(2,295)	2,827	3,074

Total stockholders’ equity	809,676	789,242	856,196

Total liabilities and stockholders’ equity	$4,700,937	$4,890,346	$4,905,236

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 23, 2010 (the “2009 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Sales	$2,899,717	$3,029,207	$8,671,162	$9,078,612
Cost of goods sold and occupancy costs	2,070,534	2,169,084	6,161,560	6,544,179

Gross profit	829,183	860,123	2,509,602	2,534,433

Store and warehouse operating and selling expenses	665,905	715,439	1,998,339	2,201,342
General and administrative expenses	154,965	177,480	475,043	524,273

Operating profit (loss)	8,313	(32,796)	36,220	(191,182)

Other income (expense):
Interest income	2,513	24	3,493	1,936
Interest expense	(6,093)	(17,242)	(40,456)	(51,905)
Miscellaneous income (expense), net	11,189	9,369	21,969	6,222

Earnings (loss) before income taxes	15,922	(40,645)	21,226	(234,929)

Income tax expense (benefit)	(46,943)	358,400	(61,188)	302,312

Net earnings (loss)	62,865	(399,045)	82,414	(537,241)

Less: Net loss attributable to the noncontrolling interest	(632)	(1,011)	(1,066)	(2,396)

Net earnings (loss) attributable to Office Depot, Inc.	63,497	(398,034)	83,480	(534,845)

Preferred stock dividends	9,210	14,931	27,898	15,417

Income (loss) available to common shareholders	$54,287	$(412,965)	$55,582	$(550,262)

Earnings (loss) per share:
Basic	$0.18	$(1.51)	$0.20	$(2.02)
Diluted	0.18	(1.51)	0.20	(2.02)

Weighted average number of common shares outstanding:
Basic	275,956	274,194	275,170	272,554
Diluted	354,380	274,194	275,170	272,554

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2009 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	39 Weeks Ended
	September 25, 2010	September 26, 2009
Cash flows from operating activities:
Net earnings (loss)	$82,414	$(537,241)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	155,681	161,765
Charges for losses on inventories and receivables	42,784	57,390
Valuation allowance and non-cash tax settlements	(45,945)	321,566
Changes in working capital and other	(56,351)	263,678

Net cash provided by operating activities	178,583	267,158

Cash flows from investing activities:
Capital expenditures	(120,469)	(74,057)
Acquisition related payments	(32,738)	—
Release of restricted cash	—	6,037
Proceeds from assets sold	24,718	147,731
Other	1,106	1,213

Net cash provided by (used in) investing activities	(127,383)	80,924

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	2,226	33
Tax benefits from employee share-based payments	3,303	—
Share transactions under employee related plans	(1,281)	—
Proceeds from issuance of redeemable preferred stock, net	—	324,801
Preferred stock dividends	(18,688)	—
Debt related fees	(4,688)	—
Payments of debt under asset based credit facility	—	(139,098)
Net payments on long- and short-term borrowings	(2,669)	(8,483)

Net cash provided by (used in) financing activities	(21,797)	177,253

Effect of exchange rate changes on cash and cash equivalents	(10,584)	11,806

Net increase in cash and cash equivalents	18,819	537,141
Cash and cash equivalents at beginning of period	659,898	155,745

Cash and cash equivalents at end of period	$678,717	$692,886

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2009 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Summary of Significant Accounting Policies

Basis of Presentation: Office Depot, Inc., including consolidated subsidiaries, (“Office Depot”) is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The Condensed Consolidated Balance Sheet at December 26, 2009 has been derived from audited financial statements at that date. The condensed consolidated interim financial statements as of September 25, 2010 and September 26, 2009, and for the 13-week and 39-week periods ended September 25, 2010 (also referred to as “the third quarter of 2010” and “the year-to-date 2010”) and September 26, 2009 (also referred to as “the third quarter of 2009” and “the year-to-date 2009”) are unaudited. However, in our opinion, these financial statements reflect adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. We have included the balance sheet from September 26, 2009 to assist in analyzing our company. The September 26, 2009 balance sheet includes a line for Deferred income taxes, separate from Other assets, to conform to the September 25, 2010 and December 26, 2009 presentation. Additionally, the Deferred income taxes and Changes in working capital and other line items have been combined in the condensed consolidated statement of cash flows for the 39-week period ended September 26, 2009 to conform to the year-to-date 2010 presentation.

These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Office Depot and its condensed consolidated financial statements, we recommend reading these condensed interim financial statements in conjunction with the audited financial statements for the year ended December 26, 2009, which are included in our 2009 Annual Report on Form 10-K (the “2009 Form 10-K”), filed with the U.S. Securities and Exchange Commission (“SEC”).

Cash Management: Our cash management process generally utilizes zero balance accounts which provide for the reimbursement of the related disbursement accounts on a daily basis. Accounts payable and accrued expenses as of September 25, 2010, December 26, 2009 and September 26, 2009 included $54 million, $77 million and $70 million, respectively, of disbursements not yet presented for payment drawn in excess of our book deposit balances where offset provisions exist. We may borrow to meet working capital and other needs throughout any given quarter, which may result in higher levels of borrowings and invested cash within the period. At the end of the quarter, excess cash may be used to minimize borrowings outstanding at the balance sheet date.

New Accounting Pronouncements: There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

Note B – Debt

On March 26, 2010, the company executed a second amendment to its asset based credit facility. This second amendment amends the facility by, among other things, allowing the company to make certain restricted payments, including the payment of cash dividends on preferred stock and make share repurchases, in an aggregate amount of $50 million per fiscal year, subject to the maintenance of certain minimum liquidity conditions, removing the ability of the company to elect one- or two-month interest periods with respect to its LIBOR borrowings, making certain technical amendments to permit the company to issue unsecured or subordinated convertible debt securities, allowing the company and its subsidiaries to enter into certain internal tax restructuring transactions subject in certain circumstances to various conditions, and waiving certain technical events of default, including written notice of certain events to the U.S. Agent and European Agent under the asset based credit facility and certain related security agreements. The company was in compliance with all applicable financial covenants at September 25, 2010.

Note C – Redeemable Preferred Stock

In June 2009, the company issued $350 million of Redeemable Convertible Preferred Stock with a 10% stated dividend rate. Dividends are payable quarterly and are paid in-kind or, in cash at the discretion of the board of directors, to the extent that the company has funds legally available for such payment. If not paid in cash, an amount equal to the cash dividend due will be added to the liquidation preference and measured for accounting purposes at fair value. Dividends accrued through January 1, 2010, were settled in-kind. Subsequent quarterly dividends of $9.2 million were paid in cash on April 1, 2010, July 1, 2010 and October 1, 2010.

Note D – Asset Impairments, Exit Costs and Other Charges

In prior years, we performed strategic reviews of assets and processes with the goal of positioning the company to deal with the degradation in the global economy and to benefit from its eventual improvement. The results of those internal reviews led to decisions to close stores, exit certain businesses and write off certain assets that were not seen as providing future benefit. These decisions resulted in material charges (the “Charges”) that were recognized during the fourth quarter of 2008 and fiscal year 2009. Our measurement of operating profit for each of our segments excludes the Charges because they are evaluated internally at the corporate level.

As of the end of 2009, we had substantially completed all activities falling under our strategic reviews. Although we did not recognize new Charges under these programs during the year-to-date 2010 period, positive and negative adjustments to previously accrued amounts as well as accretion on discounted long-term accruals such as lease obligations impacted our results in the periods. Amortizations, settlements and adjustments related to existing accruals are included in store and warehouse operating and selling expenses and recognized at the corporate level.

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

During the year-to-date 2009 period, we also entered into multiple sale and sale-leaseback transactions related to the strategic review and to enhance liquidity. Total proceeds from these transactions were approximately $148 million and are included in the investing section on our Condensed Consolidated Statement of Cash Flows. One transaction was the sale of an asset previously classified as a capital lease. Payments to satisfy the existing capital lease obligation are included in the financing section of the Condensed Consolidated Statement of Cash Flows. Losses on these transactions are included in the Charges above. Gains have been deferred and will reduce rent expense over the related leaseback periods. An additional sale and leaseback arrangement associated with operating properties included provisions that resulted in the transaction being accounted for as a financing. Accordingly, approximately $19 million has been included in long-term debt on the Condensed Consolidated Balance Sheets at September 26, 2009, December 26, 2009 and September 25, 2010.

Exit cost accruals related to the activities described above are as follows:

(In millions)	Balance at December 26, 2009	Cash payments	Accretion on lease obligations	Currency and other adjustments	Balance at September 25, 2010

One-time termination benefits	$13	$(10)	$—	$(2)	$1
Lease and contract obligations	162	(52)	11	(3)	118

Total	$175	$(62)	$11	$(5)	$119

Note E – Stockholders’ Equity and Comprehensive Income

The following table reflects the changes in stockholders’ equity attributable to both Office Depot and the noncontrolling interests of our subsidiaries in India, Sweden and South Korea. During the third quarter of 2010, the company obtained all remaining shares of the entity in Sweden through the exercise of a put/call arrangement.

(In thousands)	Attributable to Office Depot, Inc.	Attributable to noncontrolling interest	Total

Stockholders’ equity at December 26, 2009	$786,415	$2,827	$789,242
Comprehensive income:
Net earnings (loss)	83,480	(1,066)	82,414
Other comprehensive income (loss):	(32,619)	337	(32,282)

Comprehensive income (loss)	50,861	(729)	50,132
Capital transactions with noncontrolling interests	(16,066)	(4,393)	(20,459)
Preferred stock dividends	(27,898)	—	(27,898)
Share transactions under employee related plans	4,248	—	4,248
Amortization of long-term incentive stock grants	14,411	—	14,411

Stockholders’ equity at September 25, 2010	$811,971	$(2,295)	$809,676

Stockholders’ equity at December 27, 2008	$1,362,950	$4,883	$1,367,833
Comprehensive income:
Net earnings (loss)	(534,845)	(2,396)	(537,241)
Other comprehensive income (loss):	24,421	587	25,008

Comprehensive income (loss)	(510,424)	(1,809)	(512,233)
Preferred stock dividends	(15,417)	—	(15,417)
Share transactions under employee and direct stock purchase plans	(16)	—	(16)
Share-based payments (including income tax benefits and withholding)	(3,948)	—	(3,948)
Amortization of long-term incentive stock grants	19,977	—	19,977

Stockholders’ equity at September 26, 2009	$853,122	$3,074	$856,196

Comprehensive income includes all non-owner changes in stockholders’ equity and consists of the following:

	Third Quarter		Year-to-Date
(In thousands)	2010	2009	2010	2009

Net earnings (loss)	$62,865	$(399,045)	$82,414	$(537,241)
Other comprehensive income (loss), net of tax where applicable:
Foreign currency translation adjustments	51,323	19,053	(34,746)	24,061
Amortization of gain on cash flow hedge	(415)	(415)	(1,244)	(1,244)
Change in deferred pension	(644)	340	3,970	(2,466)
Change in deferred cash flow hedge	1,293	1,921	(16)	4,657
Other	(249)	—	(246)	—

Total other comprehensive income (loss), net of tax, where applicable	51,308	20,899	(32,282)	25,008

Comprehensive income (loss)	114,173	(378,146)	50,132	(512,233)
Less: comprehensive income (loss) attributable to the noncontrolling interest	64	(514)	(729)	(1,809)

Comprehensive income (loss) attributable to Office Depot, Inc.	$114,109	$(377,632)	$50,861	$(510,424)

Note F – Earnings Per Share

The following table represents the calculation of net earnings (loss) per common share:

	Third Quarter		Year-to-Date
(In thousands, except per share amounts)	2010	2009	2010	2009

Basic Earnings Per Share
Numerator:
Income (loss) available to common shareholders	$54,287	$(412,965)	$55,582	$(550,262)
Assumed allocation to participating securities	(4,174)	—	—	—

Income (loss) for calculation	$50,113	$(412,965)	$55,582	$(550,262)

Denominator:
Weighted-average shares outstanding	275,956	274,194	275,170	272,554

Basic earnings (loss) per share	$0.18	$(1.51)	$0.20	$(2.02)

Diluted Earnings Per Share
Numerator:
Income (loss) available to common shareholders	$54,287	$(412,965)	$55,582	$(550,262)
Preferred stock dividends	9,210	14,931	27,898	15,417

Net earnings (loss) for calculation	63,497	(398,034)	83,480	(534,845)

Denominator:
Weighted-average shares outstanding	275,956	274,194	275,170	272,554
Effect of dilutive securities:
Stock options and restricted stock	4,721	5,475	5,553	2,985
Redeemable preferred stock	73,703	70,000	73,667	24,616

Diluted weighted-average shares outstanding	354,380	349,669	354,390	300,155

Diluted earnings (loss) per share	$0.18	N/A	N/A	N/A

Following the company’s issuance of the redeemable preferred stock in 2009, basic earnings per share is computed after consideration of preferred stock dividends. The preferred stock has certain participation rights with common stock resulting in application of the two-class method for computing earnings per share. In periods of sufficient earnings, this method assumes an allocation of undistributed earnings to both participating stock classes. For the third quarter of 2010, the two-class method results in earnings per share attributable to the preferred share holders totaling $0.18 per share, comprised of $0.13 per share distributed and $0.05 per share undistributed. The portion attributable to common shares is an undistributed amount of $0.18 per share. The calculation was not applicable in earlier periods.

Diluted earnings per share is based on earnings before preferred stock dividends, but after assumed conversion into common stock unless such computation results in a number that is less dilutive. For the year-to-date 2010, and quarter-to-date and year-to-date 2009, the diluted share amounts are provided for informational purposes, as basic earnings (loss) per share is the most dilutive for the periods presented.

The preferred stock dividends payable on April 1, 2010, July 1, 2010 and October 1, 2010 were paid in cash. Prior dividends were paid in-kind and a separate determination of fair value above the stated dividend rate was required for those periods. The valuation reduced basic earnings per share in the respective periods, but because the company reported losses, it was antidilutive in the diluted earnings per share calculation and therefore not applicable. Should the company pay dividends on preferred shares in-kind during future periods, the reported earnings per share attributable to preferred and common shareholders may be different.

Awards of options and nonvested shares representing approximately 13.2 million and 13.5 million additional shares of common stock were outstanding for the third quarter 2010 and year-to-date 2010, respectively, but were not included in the computation of diluted earnings per share because their effect would have been antidilutive. Also, the calculated effect of dilutive securities under relevant accounting rules includes a tax benefit from assumed employee share-based awards. That assumed benefit may be limited in future periods, depending on available carryback and carryforward deductions by tax jurisdiction. If all assumed tax benefits were removed from the calculation, the diluted weighted-average share amount would increase by approximately 1.6 million shares at September 25, 2010.

Note G – Division Information

Office Depot operates in three segments: North American Retail Division, North American Business Solutions Division, and International Division. The following is a summary of our significant accounts and balances by segment (or “Division”), reconciled to consolidated totals.

	Sales
	Third Quarter		Year-to-Date
(In thousands)	2010	2009	2010	2009

North American Retail Division	$1,280,081	$1,288,304	$3,728,520	$3,850,749
North American Business Solutions Division	841,824	880,351	2,492,678	2,662,625
International Division	777,812	860,552	2,449,964	2,565,238

Total	$2,899,717	$3,029,207	$8,671,162	$9,078,612

	Division Operating Profit
	Third Quarter		Year-to-Date
(In thousands)	2010	2009	2010	2009

North American Retail Division	$29,662	$35,111	$111,288	$103,364
North American Business Solutions Division	25,073	21,294	59,328	76,902
International Division	29,670	34,177	90,171	55,835

Total	$84,405	$90,582	$260,787	$236,101

A reconciliation of the measure of Division operating profit to consolidated earnings (loss) before income taxes is as follows:

	Third Quarter		Year-to-Date
(In thousands)	2010	2009	2010	2009

Total Division operating profit	$84,405	$90,582	$260,787	$236,101
Charges, as defined in Note D	—	(40,077)	—	(195,139)
Unallocated general, administrative and corporate expenses (excluding Charges)	(76,092)	(83,301)	(224,567)	(232,144)
Interest income	2,513	24	3,493	1,936
Interest expense	(6,093)	(17,242)	(40,456)	(51,905)
Miscellaneous income (expense), net	11,189	9,369	21,969	6,222

Earnings (loss) before income taxes	$15,922	$(40,645)	$21,226	$(234,929)

Our Condensed Consolidated Balance Sheets as of September 25, 2010, December 26, 2009 and September 26, 2009 reflect a goodwill balance of approximately $19.4 million, all of which is associated with our North American Business Solutions Division. The gross amount of goodwill and the amount of accumulated impairment losses as of September 25, 2010 are provided in the following table:

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

Pension Disclosures

The components of net periodic pension cost for our foreign pension plan are as follows:

	Third Quarter		Year-to-Date
(In millions)	2010	2009	2010	2009

Service cost	$—	$—	$—	$—
Interest cost	2.7	2.4	7.8	6.7
Expected return on plan assets	(2.1)	(1.7)	(5.9)	(4.8)

Net periodic pension cost	$0.6	$0.7	$1.9	$1.9

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

For the year-to-date 2010 period, we have contributed approximately $4 million to the pension plan. Every three years, the company meets with trustees to establish future funding targets with the intent of reducing the unfunded status of this plan. Based on the current funding arrangement, the company expects to contribute approximately $5 million to the pension plan during 2010. However, this amount could change if a new agreement is reached with the trustees during 2010.

Note I – Income Taxes

The third quarter of 2010 was impacted by the settlement of certain tax positions relating to open years, as well as a change in the estimated annual effective tax rate (the “AETR”) for 2010. The tax settlement also resulted in the reversal of previously accrued interest expense related to these positions. The AETR changed from an estimated benefit rate of 13% at the end of the second quarter of this year to the current benefit rate of approximately 72%, primarily reflecting a change consistent with the company’s efforts to optimize tax-related cash flows. During the third quarter of 2010, the company adopted a tax accounting method change for repair and maintenance expenses. This change allows the company to immediately expense for tax purposes certain costs that previously would be capitalized and depreciated. Because the company recorded valuation allowances last year on a significant amount of deferred tax assets, a tax accounting method change such as this one impacts the AETR calculation. The following table summarizes the significant components of book income tax (benefit) expense for the respective periods.

	Third Quarter		Year-to-Date
(In millions)	2010	2009	2010	2009

Settlements and filing adjustments	$(32.4)	$3.3	$(33.2)	$8.1
Valuation allowances	—	321.6	(12.8)	326.2
Tax at AETR for the period	(11.4)	(5.5)	9.6	(69.0)
Impact of change in AETR	(3.1)	39.0	(24.8)	37.0

Total income tax (benefit) expense	$(46.9)	$358.4	$(61.2)	$302.3

In addition to the settlement of tax positions that impacted the AETR for the third quarter of 2010, approximately $7 million was offset against other tax-related accounts and had no impact on earnings.

During the third quarter of 2009, the company recognized $321.6 million of valuation allowances following an accumulation of negative evidence including reaching or nearing cumulative negative pre-tax results in certain jurisdictions for the previous 36 months during that period. The total valuation allowance recorded included $279.1 million related to domestic deferred tax assets and $42.5 million related to foreign deferred tax assets and reflects both the significant restructuring activities the company has undertaken, as well as the downturn in overall performance. The recording and ultimate reversal of valuation allowances requires significant judgment associated with past and projected performance. The existence of significant valuation allowances also results in volatility in the periodic tax provisions, as has been experienced by the company. The change in AETR during the third quarter of 2009 also resulted in a $39 million charge to reverse benefits recognized during the first half of the year.

The company is exploring the feasibility of potential international tax and business restructuring activities, that along with continued positive operating performance in the relevant jurisdictions, may allow removal of certain additional foreign valuation allowances sooner than in the U.S. This may occur in the near term, possibly within the next twelve months. It is also possible that the company may not be able to implement its tax planning strategy and related business restructuring. Until all significant valuation allowances are removed, the company likely will experience continued volatility in the effective tax rate.

We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to active U.S. federal, state and local, or non-U.S. income tax examinations for years before 2006. Our U.S. federal filings for the years 2006 through 2009 are under varying stages of routine examination, and it is reasonably possible that audits for some of these periods will be closed prior to the end of 2010. Additionally, the U.S. federal tax return for 2010 is under concurrent review. Significant international tax jurisdictions include the U.K., the Netherlands, France and Germany. Generally, we are subject to routine examination for years 2001 and forward in these foreign jurisdictions, and it is reasonably possible that certain of these audits will close within the next twelve months. Audit activity or settlements within the next twelve months could result in a decrease of as much as $76 million or an increase of as much as $8 million to our accrued uncertain tax positions. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits, however, an estimate of such changes cannot reasonably be made at this time.

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

Fair value estimates may be required to measure certain assets and liabilities on a nonrecurring basis for asset impairments and exit cost valuations.

The following table summarizes the company’s financial liabilities measured at fair value on a recurring basis:

	September 25, 2010
(In thousands)		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Liabilities:
Foreign exchange contracts	$304	$—	$304	$—

The company records its senior notes payable at par value, adjusted for amortization of a fair value hedge which was cancelled in 2005. The fair value of the senior notes indicated in the following table was determined based on quoted market prices.

	September 25, 2010		December 26, 2009		September 26, 2009
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
$400 million senior notes	$400,093	$393,480	$400,172	$345,966	$400,198	$334,500

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

We also are exposed to the risk of changing fuel prices from inbound and outbound transportation arrangements. Some transportation contracts may provide for specific identification of the fuel cost component such that the risk of fuel price changes may be offset by third-party contracts thereby allowing us to designate and qualify these offsetting contracts as cash flow hedges for accounting purposes. Deferred gains or losses associated with these arrangements would be recorded in OCI until such time as the hedged item impacts earnings. The structure of certain other transportation arrangements, however, precludes applying hedge accounting. In those circumstances, we may enter into derivative transactions to offset the risk of commodity price changes, and the value of the derivative contract would be marked to market at each reporting period with changes recognized in earnings. As of September 25, 2010, the company had no fuel-related cash flow hedges outstanding.

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

Fair Value of Derivative Instruments

	Liability Derivatives
		Fair Value as of:
(In thousands)	Balance Sheet Location	September 25, 2010	December 26, 2009	September 26, 2009

Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	$304	$266	$—
Derivatives not designated as hedging instruments:
Commodity contracts – fuel	Other current liabilities	—	—	1,568

Total liability derivatives		$304	$266	$1,568

Derivatives not designated as hedging instruments:	Location of gain/(loss) recognized in earnings	Amount of gain/(loss) recognized in earnings
(In thousands)		Third Quarter 2009	Year-to- Date 2009
Commodity contracts – fuel	Cost of goods sold and occupancy costs & Store and warehouse operating and selling expenses*	$(1,568)	$(1,568)
Foreign exchange contracts	Miscellaneous income (expense), net	2,618	(7,707)

Total		$1,050	$(9,275)

Derivatives designated as hedging instruments:	Amount of gain/(loss) recognized in OCI		Location of gain/(loss) reclassified from OCI into earnings	Amount of gain/(loss) reclassified from OCI into earnings
(In thousands)	Third Quarter 2010	Year-to- Date 2010		Third Quarter 2010	Year-to- Date 2010
Foreign exchange contracts	$554	$(2,317)	Cost of goods sold and occupancy costs	$(791)	$(2,246)

Total 2010	$554	$(2,317)		$(791)	$(2,246)

Derivatives designated as hedging instruments:	Amount of gain/(loss) recognized in OCI		Location of gain/(loss) reclassified from OCI into earnings	Amount of gain/(loss) reclassified from OCI into earnings
(In thousands)	Third Quarter 2009	Year-to- Date 2009		Third Quarter 2009	Year-to- Date 2009
Commodity contracts – fuel hedges	$—	$2,919	Cost of goods sold and occupancy costs & Store and warehouse operating and selling expenses*	$(1,685)	$(6,800)

Total 2009	$—	$2,919		$(1,685)	$(6,800)

*	Approximately 60% of the losses for the third quarter and year-to-date 2009 are reflected in cost of goods sold and occupancy costs. The remaining 40% of the losses are reflected in store and warehouse operating and selling expenses.

The existing hedge contracts are highly effective and the ineffective portion is considered immaterial. The foreign exchange contracts extend through December 2010. Losses currently deferred in OCI are expected to be recognized in earnings within the next twelve months. As of September 25, 2010, there were no arrangements requiring collateral. However, we may be required to provide collateral on certain arrangements in the future. The fair values of our foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current exchange rates. The values are based on market-based inputs or unobservable inputs that are corroborated by market data.

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

The following tables provide summarized unaudited information from the balance sheets and statements of earnings for Office Depot de Mexico:

	September 25,	December 26,	September 26,
(In thousands)	2010	2009	2009

Current assets	$281,221	$219,030	$204,492
Non-current assets	275,398	260,074	243,614
Current liabilities	163,658	141,944	144,147
Non-current liabilities	2,412	—	—

	Third Quarter		Year-to-Date
(In thousands)	2010	2009	2010	2009

Sales	$255,228	$229,761	$682,983	$609,853
Gross profit	72,449	64,796	195,833	173,794
Net income	17,313	16,903	41,952	41,076

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

As previously disclosed, on October 21, 2010, the Company reached a final settlement of an investigation that has been conducted by the U.S. Securities and Exchange Commission (“SEC”). In connection with the settlement, the Company, without admitting or denying the SEC’s allegations, agreed to pay a civil penalty in the amount of $1 million and consented to a cease and desist order from committing or causing violations of Section 13(b) of the Securities Exchange Act of 1934 (and related rules), which requires the maintenance of accurate books and records and internal controls, and Section l3(a) of the Securities Exchange Act of 1934 and Regulation FD. Regulation FD is a rule regarding communication with analysts and investors. In addition, the Company’s Chief Executive Officer also reached a civil settlement with the SEC related to Regulation FD. Under the settlement, without admitting or denying the SEC’s allegations, he agreed to an SEC order requiring future compliance with Regulation FD and agreed to pay a civil penalty. The settlement concludes for the Company and the Chief Executive Officer all matters arising from the SEC investigation.

On January 14, 2010, the federal court in the Southern District of Florida dismissed the Second Consolidated Amended Complaint filed by the New Mexico Educational Retirement Board, lead plaintiff in the Consolidated Lawsuit (defined below), with prejudice. On February 9, 2010, the lead plaintiff filed a notice to appeal this decision, and that appeal remains pending. An appellate hearing is currently scheduled for December 2010. As background, in early November 2007, two putative class action lawsuits were filed against the company and certain of its executive officers alleging violations of the Securities Exchange Act of 1934. The allegations made in these lawsuits primarily related to the accounting for vendor program funds. Each of the foregoing lawsuits was filed in the Southern District of Florida and captioned as follows: (1) Nichols v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 6, 2007 and (2) Sheet Metal Worker Local 28 Pension Fund v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 5, 2007. On March 21, 2008, the court in the Southern District of Florida entered an Order consolidating the class action lawsuits (the “Consolidated Lawsuit”). Lead plaintiff in the Consolidated Lawsuit, the New Mexico Educational Retirement Board, filed its Consolidated Amended Complaint on July 2, 2008, and its Second Consolidated Amended Complaint on April 20, 2009.

In addition, in the ordinary course of business, our sales to and transactions with government customers may be subject to audits and review by governmental authorities and regulatory agencies. Many of these audits and reviews are resolved without incident. While these claims may assert large demands, we do not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect our financial position, results of our operations or cash flows.

Note N – Subsequent Event

On October 25, 2010, the Company announced that Mr. Stephen A. Odland resigned as Chairman and Chief Executive Officer of the Company effective November 1, 2010, and Mr. Neil R. Austrian, the Company’s Lead Director and Chairman of the Corporate Governance & Nominating Committee has agreed to serve as the interim Chairman of the Board and Chief Executive Officer of the Company until the Company hires a permanent replacement. As provided in his Employment Agreement, Mr. Odland will receive severance and retention payments of approximately $10 million, as well as vesting of remaining long-term equity awards and a pro rata portion of 2010 earned bonus, payable in 2011. For additional information regarding these events, please refer to the Current Report on Form 8-K filed by the Company on October 25, 2010 as may be amended from time to time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

OVERVIEW

A summary of factors important to understanding the results for the third quarter of 2010 is provided below and further discussed in the narrative that follows this overview.

•

Sales in the third quarter of 2010 decreased 4% compared to the third quarter of 2009. Sales in North America were down 2%, and International sales decreased 10% in U.S. dollars and 3% in local currencies. North American Retail Division comparable store sales were flat for the quarter.

•

Total operating expenses were down approximately 8% compared to the third quarter of 2009. Operating expenses for the third quarter of 2009 included $40 million of charges related to our previously announced strategic reviews (the “Charges”). We did not recognize new Charges under these programs in the third quarter or first nine months of 2010.

•

The third quarter of both 2010 and 2009 included significant tax impacts. During the third quarter of 2010, the company settled certain tax positions related to open tax years, recognized an additional benefit for a change in the estimated annual effective tax rate and recognized approximately $13 million of interest benefits related to the tax settlement. These matters combined for a positive impact of $0.15 per diluted share. During the third quarter of 2009, the company recognized approximately $322 million of charges to establish valuation allowances on deferred tax assets and another $39 million to reverse tax benefits previously recognized during the first half of 2009, combining for a negative impact of approximately $1.31 per share. These valuation allowances introduced the potential for significant volatility to our interim period effective tax rate.

•

We reported diluted earnings per share of $0.18 for the third quarter of 2010, based on net earnings of $63 million. For all prior periods in our presentation, we reported basic earnings per share because that calculation was most dilutive. For the third quarter of 2009, we reported a loss available to common shareholders of $413 million, or a loss per share of $1.51. In the third quarter of 2009, after-tax Charges negatively impacted earnings per share by $0.12.

DIVISION RESULTS

North American Retail Division

	Third Quarter		Year-to-Date
(Dollars in millions)	2010	2009	2010	2009

Sales	$1,280.1	$1,288.3	$3,728.5	$3,850.7
% change	(1)%	(18)%	(3)%	(19)%

Division operating profit	$29.7	$35.1	$111.3	$103.4
% of sales	2.3%	2.7%	3.0%	2.7%

Third quarter sales in the North American Retail Division were $1.3 billion, down 1% from the prior year. Comparable store sales for the third quarter 2010 in the 1,131 stores in the U.S. and Canada that have been open for more than one year were flat compared to the same period last year. The third quarter 2010 customer transaction counts increased compared to the same period last year while average order value decreased in the quarter, reflecting increased competitive pressure during the Back-to-School season. Sales in our major product categories continued to show sequential quarterly improvement. Geographically, sales in California continued to improve, along with sales in our stores in Florida, the Midwest and the Northeast.

The North American Retail Division reported operating profit of approximately $30 million in the third quarter of 2010, compared to $35 million in the same period of 2009. This measure of operating performance is consistent with the internal reporting of results used to manage the business and allocate resources and does not include Charges incurred in the third quarter and first nine months of 2009. Please see Charges discussion in the “Corporate and Other” section further below.

The decrease in Division operating profit for the third quarter of 2010 reflects increased advertising expense and the negative impact on product margins from the promotional and competitive Back-to-School season. These factors were partially offset by reduced occupancy costs and reduced product clearance activity, as well as benefits from increased direct import product penetration.

On a year-to-date basis, sales were down 3% from the prior year, reflecting the impact of closing 120 stores during 2009 as part of the strategic review initiated during the fourth quarter of 2008. Comparable store sales decreased by 1% from the year-to-date 2009 period. Division operating profit increased by approximately $8 million from the year-to-date 2009 period. This improvement reflects positive margin impacts from our product line reviews, increased direct import penetration, as well as lower property costs and positive inventory shrinkage impacts. These factors were partially offset by increased advertising expenses compared to the 2009 year-to-date period.

At the end of the third quarter of 2010, Office Depot operated 1,150 office products stores throughout the U.S. and Canada. We opened three stores and closed five stores during the period.

North American Business Solutions Division

	Third Quarter		Year-to-Date
(Dollars in millions)	2010	2009	2010	2009

Sales	$841.8	$880.4	$2,492.7	$2,662.6
% change	(4)%	(16)%	(6)%	(17)%

Division operating profit	$25.1	$21.3	$59.3	$76.9
% of sales	3.0%	2.4%	2.4%	2.9%

Third quarter sales in the North American Business Solutions Division were $842 million, down 4% compared to the third quarter of 2009. Average order value for the third quarter of 2010 was slightly higher compared to the same period in the prior year. The decline in Division sales for both the third quarter and first nine months of 2010 was driven by lower transaction counts as customers continued to exercise caution on discretionary spending for office supplies. The comparison of Division sales for the third quarter of 2010 and 2009 was also negatively impacted by restructuring certain non-core businesses late in 2009. Sales in the direct channel were relatively flat compared to the same period in 2009. The contract channel sales continued to decline, but the rate of decline improved from prior quarters. Sales in the government and small- to medium-sized business channels also continued to decline, with the governmental sector declines reflecting budgetary restraints.

The North American Business Solutions Division reported operating profit of approximately $25 million in the third quarter of 2010, compared to $21 million in the same period of the prior year. This increase reflects a relatively higher sales mix from our direct channel and improved productivity in selling expenses.

On a year-to-date basis, sales were down 6% from the prior year, reflecting lower but improving trends in the direct and contract channels, as well as the impact of restructuring certain non-core businesses late in 2009. The decline in operating profit reflects the unfavorable impact of sales volume decline on gross margin and operating expenses (the “flow through” impact) and comparison to the prior year that included benefits from lower inventory shrinkage and customer rebates.

International Division

	Third Quarter		Year-to-Date
(Dollars in millions)	2010	2009	2010	2009

Sales	$777.8	$860.6	$2,450.0	$2,565.2
% change	(10)%	(16)%	(4)%	(22)%
% change in local currency sales	(3)%	(9)%	(3)%	(10)%

Division operating profit	$29.7	$34.2	$90.2	$55.8
% of sales	3.8%	4.0%	3.7%	2.2%

The International Division reported third quarter sales of $778 million, reflecting a decrease of 10% in U.S. dollars and 3% in local currencies compared to the third quarter of 2009. The closing of retail stores in Japan during 2009 accounted for approximately 1% of the local currency sales decline. The third quarter sales decline rate varied geographically across the Division. Local currency sales continued to improve in the U.K., France and the Asia region, after considering the Japan retail store closures last year. The contract channel sales in local currency were flat compared to the third quarter of 2009. However, our public sector business continued to be challenged as a result of governmental austerity programs implemented throughout Europe. Third quarter sales in the direct channel were lower than the same period in 2009, though the rate of decline has improved compared to prior quarters. The retail channel sales were slightly higher, after considering the Japan retail store closures last year.

The International Division reported operating profit of approximately $30 million in the third quarter of 2010, compared to $34 million in the same period of 2009. This measure of operating performance is consistent with the internal reporting of results used to manage the business and allocate resources and does not include Charges incurred in the third quarter and first nine months of 2009. Please see Charges discussion in the “Corporate and Other” section below.

The decrease in Division operating profit for the third quarter of 2010 resulted from the flow through effect of lower sales volume, partially offset by improved product pricing, lower occupancy costs and benefits derived from reduced distribution and general and administrative expenses. The change in exchange rates negatively impacted operating profit in U.S. dollars by approximately $3 million for the third quarter of 2010 and $2 million for the first nine months of 2010, compared to the same periods in 2009. The increase in year-to-date operating profit reflects the operating benefits discussed for the third quarter and our exit from the retail business in Japan last year. These factors were partially offset by the flow through impact of lower sales.

Other

The company continues to assess the costs and benefits of changes to certain segment allocations and reporting presentations. To the extent changes are made in future periods that impact comparability to currently reported results, the company will also consider the benefits of recasting those periods.

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

As of the end of 2009, we had substantially completed all activities falling under our strategic reviews. Although we did not recognize new Charges under these programs in the third quarter and year-to-date 2010, positive and negative adjustments to previously accrued amounts as well as accretion on discounted long-term accruals such as lease obligations impacted our results in the period. Amortizations, settlements, and adjustments to related existing accruals are included in store and warehouse operating and selling expenses and recognized at the corporate level.

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

During the year-to-date 2009 period, we recognized Charges of approximately $195 million, of which $160 million is included in store and warehouse operating and selling expenses, $24 million is included in general and administrative expenses and $11 million is included in cost of goods sold and occupancy costs.

During the year-to-date 2009 period, we also entered into multiple sale and sale-leaseback transactions related to the strategic review and to enhance liquidity. Total proceeds from these transactions were approximately $148 million and are included in the investing section on our Condensed Consolidated Statement of Cash Flows. One such transaction was the sale of an asset previously classified as a capital lease. Payments to satisfy the existing capital lease obligation are included in the financing section of the Condensed Consolidated Statement of Cash Flows. Losses on these transactions are included in the Charges above. Gains have been deferred and will reduce rent expense over the related leaseback periods. An additional sale and leaseback arrangement associated with operating properties included provisions that resulted in the transaction being accounted for as a financing. Accordingly, approximately $19 million has been included in long-term debt on the Condensed Consolidated Balance Sheet at September 26, 2009, December 26, 2009 and September 25, 2010.

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

Total G&A decreased from $178 million in the third quarter of 2009 to $155 million in the third quarter of 2010. A breakdown of G&A between the portion included in Division results and the portion considered corporate expenses is provided in the following table:

	Third Quarter		Year-to-Date
(In millions)	2010	2009	2010	2009

Division G&A	$80.4	$89.2	$251.5	$268.2
Corporate G&A	74.6	88.3	223.5	256.1

Total G&A	$155.0	$177.5	$475.0	$524.3

Corporate G&A included Charges of $5 million and $24 million in the third quarter and year-to-date 2009 periods, respectively, and none in 2010. After considering the impact of Charges recognized in the 2009 periods, corporate G&A decreased by approximately $9 million during the third quarter of 2010 compared to the same period of 2009. This decrease primarily reflects lower professional and legal fees, as well as certain litigation settlements reached during the period.

Other income (expense)

The settlement of certain tax positions reached during the third quarter of 2010 resulted in the reversal of approximately $11 million of previously accrued interest expense and the recognition of approximately $2 million of interest income. The settlement is addressed in the income tax section below.

Miscellaneous income (expense) includes the equity in earnings from our joint venture, Office Depot de Mexico, as well as certain foreign currency impacts and changes in deferred compensation plan asset values. The change in year-to-date 2010 Miscellaneous income (expense) compared to the prior year reflects foreign currency and deferred compensation plan losses in 2009 that did not recur in the 2010 period.

Income Taxes

The income tax (benefit) expense provision in recent periods has shown substantial volatility. The third quarter of 2010 was impacted by the settlement of certain tax positions relating to open years, as well as a change in the estimated annual effective tax rate (the “AETR”) for 2010. The tax settlement also resulted in the reversal of previously accrued interest expense related to these positions. The AETR changed from an estimated benefit rate of 13% at the end of the second quarter of this year to the current benefit rate of approximately 72%, primarily reflecting a change consistent with the company’s efforts to optimize tax-related cash flows. During the third quarter of 2010, the company adopted a tax accounting method change for repair and maintenance expenses. This change allows the company to immediately expense for tax purposes certain costs that previously would be capitalized and depreciated. Because the company recorded valuation allowances last year on a significant amount of deferred tax assets, a tax accounting method change such as this one impacts the AETR calculation. The following table summarizes the significant components of book income tax (benefit) expense for the respective periods.

	Third Quarter		Year-to-Date
(In millions)	2010	2009	2010	2009

Settlements and filing adjustments	$(32.4)	$3.3	$(33.2)	$8.1
Valuation allowances	—	321.6	(12.8)	326.2
Tax at AETR for the period	(11.4)	(5.5)	9.6	(69.0)
Impact of change in AETR	(3.1)	39.0	(24.8)	37.0

Total income tax (benefit) expense	$(46.9)	$358.4	$(61.2)	$302.3

The $321.6 million of valuation allowances recognized in the third quarter of 2009 followed an accumulation of negative evidence including reaching or nearing cumulative negative pre-tax results in certain jurisdictions for the previous 36 months during that period. The total valuation allowance recorded included $279.1 million related to domestic deferred tax assets and $42.5 million related to foreign deferred tax assets and reflects both the significant restructuring activities the company has undertaken, as well as the downturn in overall performance. The recording and ultimate reversal of valuation allowances requires significant judgment associated with past and projected performance. The existence of significant valuation allowances also results in volatility in the periodic tax provisions, as has been experienced by the company. The change in AETR during the third quarter of 2009 also resulted in a $39 million charge to reverse benefits recognized during the first half of the year.

While the company recognized consolidated pretax earnings through the third quarter of 2010, and is optimistic about future performance, sufficient positive evidence of deferred tax asset realizability to warrant removing the valuation allowances in the U.S. is not anticipated in the near term. The company is exploring the feasibility of potential international tax and business restructuring activities, that along with continued positive operating performance in the relevant jurisdictions, may allow removal of certain additional foreign valuation allowances sooner than in the U.S. This may occur in the near term, possibly within the next twelve months. It is also possible that the company may not be able to implement its tax planning strategy and related business restructuring. Until all significant valuation allowances are removed, the company likely will experience continued volatility in the effective tax rate.

In addition to the volatility from limited deferred tax accounting, the potential for shifts in the mix of domestic and foreign income taxed at different rates, and potential increases or decreases in our provision for uncertain tax positions, our fourth quarter AETR will be further impacted by bonus depreciation rules enacted by U. S. tax authorities after the end of our fiscal third quarter. This change is expected to lower our fourth quarter and full year tax provision and increase 2011 cash flow by approximately $8 million to $10 million.

LIQUIDITY AND CAPITAL RESOURCES

At September 25, 2010, we had approximately $679 million in cash and equivalents and another $684 million available under our asset based credit facility (the “Facility”) based on the September borrowing base certificate, for a total liquidity of approximately $1.4 billion. We consider our resources adequate to satisfy our cash needs at least over the next twelve months. We anticipate that market conditions will continue to be challenging through 2010, and in response, we are focused on maximizing cash flow.

At September 25, 2010, no amounts were drawn on the Facility and the company did not borrow under the Facility during the year-to-date 2010 period. There were letters of credit outstanding under the Facility totaling approximately $141 million. An additional $0.3 million of letters of credit were outstanding under separate agreements. During the second quarter of 2010, the company cancelled the accounts receivable factoring arrangement established during 2009 in Europe without having sold any receivables. The company was in compliance with all applicable financial covenants at September 25, 2010.

Dividends on the company’s redeemable preferred stock are payable quarterly, and will be paid in-kind or in cash, only to the extent that the company has funds legally available for such payment and a cash dividend is declared by the company’s board of directors. On March 26, 2010, the company executed a second amendment to the Facility allowing, among other things, the company to pay cash dividends on preferred stock and make share repurchases, in an aggregate amount of $50 million per fiscal year subject to the satisfaction of certain liquidity requirements.

During the year-to-date 2010 period, cash provided by operating activities totaled $179 million compared to $267 million during the same period last year. The company’s year-to-date 2010 earnings included recognition of non-cash settlements of certain tax positions relating to open tax years and the release of certain valuation allowances in foreign jurisdictions. During the third quarter of 2009, non-cash valuation allowance charges of approximately $322 million were recognized related to deferred tax assets in the U. S. and foreign tax jurisdictions. The 2009 period net loss included significant non-cash Charges that increased working capital accruals for severance and lease obligations. The working capital use of cash in 2010 reflects cash payments of approximately $62 million related to these prior restructuring efforts, as well as payments on other accruals, partially offset by lower inventories. The source of cash in the 2009 period was driven by our continued focus on collecting accounts receivable balances and controlling our inventory levels. Additionally, the 2009 changes in working capital and other line item on the Condensed Consolidated Statement of Cash Flows includes a $14 million dividend received from our joint venture in Mexico. Working capital is impacted by a number of factors including the flow of goods, credit terms, timing of promotions, new product introductions and working capital management. For our accounting policy on cash management, see Note A of the Notes to Condensed Consolidated Financial Statements.

Cash used in investing activities was $127 million in the year-to-date 2010 period, compared to a source of cash of $81 million in the same period last year. The use of cash in 2010 reflects capital expenditures of approximately $120 million as well as $33 million to complete two prior acquisitions, partially offset by approximately $25 million of proceeds from the disposition of assets. The source of cash in 2009 reflects $148 million of proceeds from several sale and sale-leaseback transactions related to the strategic review and our efforts to enhance our liquidity and the release of $6 million of cash that had been held in a restricted account at the end of 2008. These sources were offset by capital expenditures of approximately $74 million for the year-to-date 2009 period.

Cash used in financing activities was approximately $22 million for the year-to-date 2010 period, compared to a source of cash of $177 million in the same period last year. During the year-to-date period 2010, we paid cash dividends on our convertible preferred stock of approximately $19 million. An additional $9 million was accrued during the third quarter and subsequently paid on October 1, 2010. Other outflows during the 2010 period included fees related to the amendment of our asset based credit facility and net payments on borrowings, including capital leases, partially offset by inflows from employee share-based transactions and related tax benefits. The source of cash in the year-to-date 2009 period resulted from our issuance of redeemable preferred stock during the second quarter. Uses of cash in the year-to-date 2009 period included $139 million in payments made on our asset based credit facility and $34 million in capital lease payments. Also, during the 2009 period, we incurred approximately $19 million in debt as a result of a land sale and leaseback that was treated as a financing transaction as well as approximately $6 million of other short-term borrowings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risks

At September 25, 2010, there had not been a material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2009 Form 10-K.

Foreign Exchange Rate Risks

At September 25, 2010, there had not been a material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2009 Form 10-K.

Item 4. Controls and Procedures.

We maintain controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be in this report is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the possible controls and procedures.

Based on management’s evaluation, which included the participation of the company’s Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), as of September 25, 2010, the company’s CEO and CFO concluded that the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Act”), were effective to provide reasonable assurance that information required to be disclosed by the company in reports that the company files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting that occurred during the company’s most recent third quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

As previously disclosed, on October 21, 2010, the Company reached a final settlement of an investigation that has been conducted by the U.S. Securities and Exchange Commission (“SEC”). In connection with the settlement, the Company, without admitting or denying the SEC’s allegations, agreed to pay a civil penalty in the amount of $1 million and consented to a cease and desist order from committing or causing violations of Section 13(b) of the Securities Exchange Act of 1934 (and related rules), which requires the maintenance of accurate books and records and internal controls, and Section l3(a) of the Securities Exchange Act of 1934 and Regulation FD. Regulation FD is a rule regarding communication with analysts and investors. In addition, the Company’s Chief Executive Officer also reached a civil settlement with the SEC related to Regulation FD. Under the settlement, without admitting or denying the SEC’s allegations, he agreed to an SEC order requiring future compliance with Regulation FD and agreed to pay a civil penalty. The settlement concludes for the Company and the Chief Executive Officer all matters arising from the SEC investigation.

On January 14, 2010, the federal court in the Southern District of Florida dismissed the Second Consolidated Amended Complaint filed by the New Mexico Educational Retirement Board, lead plaintiff in the Consolidated Lawsuit (defined below), with prejudice. On February 9, 2010, the lead plaintiff filed a notice to appeal this decision, and that appeal remains pending. An appellate hearing is currently scheduled for December 2010. As background, in early November 2007, two putative class action lawsuits were filed against the company and certain of its executive officers alleging violations of the Securities Exchange Act of 1934. The allegations made in these lawsuits primarily related to the accounting for vendor program funds. Each of the foregoing lawsuits was filed in the Southern District of Florida and captioned as follows: (1) Nichols v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 6, 2007 and (2) Sheet Metal Worker Local 28 Pension Fund v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 5, 2007. On March 21, 2008, the court in the Southern District of Florida entered an Order consolidating the class action lawsuits (the “Consolidated Lawsuit”). Lead plaintiff in the Consolidated Lawsuit, the New Mexico Educational Retirement Board, filed its Consolidated Amended Complaint on July 2, 2008, and its Second Consolidated Amended Complaint on April 20, 2009.

In addition, in the ordinary course of business, our sales to and transactions with government customers may be subject to audits and review by governmental authorities and regulatory agencies. Many of these audits and reviews are resolved without incident. While these claims may assert large demands, we do not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect our financial position, results of our operations or cash flows.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2009 and in our Form 10Q for the quarter ended June 26, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 6. Exhibits.

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC. (Registrant)

Date: October 27, 2010	By: /s/ Steve Odland
Steve Odland
Chief Executive Officer and Chairman, Board of Directors
(Principal Executive Officer)

Date: October 27, 2010	By: /s/ Michael D. Newman
Michael D. Newman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: October 27, 2010	By: /s/ Mark E. Hutchens
Mark E. Hutchens
Senior Vice President and Controller
(Principal Accounting Officer)