Form 10-K
period 2010-12-25
OFFICE DEPOT INC
filed 2011-02-22
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 25, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer,” and “smaller reporting company “ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 26, 2010 (based on the closing market price on the Composite Tape on June 25, 2010) was approximately $1,254,039,687 (determined by subtracting from the number of shares outstanding on that date the number of shares held by affiliates of Office Depot, Inc.).

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At January 22, 2011, there were 277,167,364 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

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

PART I

Item 1. Business.

Office Depot, Inc. is a global supplier of office products and services. The company was incorporated in Delaware in 1986 with the opening of our first retail store in Fort Lauderdale, Florida. In fiscal year 2010, we sold $11.6 billion of products and services to consumers and businesses of all sizes through our three business segments: North American Retail Division, North American Business Solutions Division and International Division. Sales are processed through multiple channels, consisting of office supply stores, a contract sales force, an outbound telephone account management sales force, internet sites, direct marketing catalogs and call centers, all supported by our network of supply chain facilities and delivery operations.

Additional information regarding our business segments is presented below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and, along with financial information about geographic areas, in Note O — Segment Information of Notes to Consolidated Financial Statements located elsewhere in this Annual Report on Form 10-K.

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

We generally lease our retail facilities and target locations of approximately 20,000 to 15,000 square feet, depending on the needs in the local market. In recent years we have remodeled many of the stores in our portfolio and lowered the square footage to be within this target range.

At the end of 2010, our North American Retail Division operated 1,147 office supply stores throughout the U.S. and Canada. The largest concentration of our retail stores is in California, Texas and Florida, but we have broad representation across North America. The count of open stores may include locations temporarily closed for remodels or other factors. Store opening and closing activity for the last three years has been as follows:

	Open at Beginning of Period	Opened	Closed	Open at End of Period	Relocated
2008	1,222	59	14	1,267	7
2009	1,267	6	121	1,152	6
2010	1,152	17	22	1,147	6

The number of store closings in 2009 followed a strategic review of Division operations as discussed in MD&A.

We currently plan to add approximately 10 new retail stores in North America in 2011. Also, we will continue to evaluate locations as leases become due and will close or relocate stores when appropriate.

In recent years we have consolidated our supply chain network to utilize existing distribution centers (“DCs”) to meet the needs of both our retail stores and our North American Business Solutions customers. See the North American supply chain discussion below for additional information.

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

Part of our contract business is with various local, state and national governmental agencies. We also enter into agreements with consortiums of governmental and non-profit entities for non-exclusive buying arrangements. One such agreement that had been in place since 2006 expired on January 1, 2011. We have worked to retain many of the customers that previously purchased under that arrangement, and we have other non-exclusive purchasing cooperative arrangements in place that serve many of those customers and markets.

North American Supply Chain

The company operates a network of DCs and crossdock facilities across the United States. In prior years, retail stores were largely replenished through our crossdock flow-through facilities where bulk merchandise was sorted for distribution and shipped to the requesting stores about three times per week. Based on our supply chain consolidation, we closed six crossdock facilities in 2009 and another three during 2010. The crossdock function has been transitioned to the existing DCs within the same market. These combination facilities, which share real estate, technology, labor costs and inventory, satisfy the needs of both retail stores and delivery customers. Costs are allocated to the North American Retail Division and North American Business Solutions Division based on the relative services provided. Benefits of this consolidation include improved inventory management as well as improved service.

Crossdock facility opening and closing activity for the last three years has been as follows:

	Open at Beginning of Period	Opened	Closed	Open at End of Period
2008	12	—	—	12
2009	12	—	6	6
2010	6	—	3	3

DC opening and closing activity for the last three years has been as follows:

	Open at Beginning of Period	Opened/ Acquired	Closed/ Sold	Open at End of Period
2008	21	—	1	20
2009	20	—	5	15	(1)
2010	15	1	3	13	(1)

(1)	8 of the 13 DCs as of December 25, 2010, and 5 of the 15 DCs as of December 26, 2009, were operated as combination facilities.

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

The majority of our out-bound delivery is currently provided by third-party carriers.

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

International Division

As of December 25, 2010, Office Depot sold to customers in 53 countries throughout North America, Europe, Asia and Latin America. We operate wholly-owned entities, majority-owned entities or participate in other ventures covering 41 countries and have alliances in an additional 12 countries. The Merchandising section below provides information on product offerings throughout the company. International operations are managed on a geographic basis, and the International Division operates separate regional headquarters for Europe/Middle East (The Netherlands), Asia (Hong Kong) and Latin America (South Florida).

Our International Division sells office products and services through direct mail catalogs, contract sales forces, internet sites and retail stores, using a mix of company-owned operations, joint ventures, licensing and franchise agreements, alliances and other arrangements. We maintain DCs and call centers throughout Europe and Asia to support these operations. Currently, we have catalog offerings in 13 countries outside of North America and operate more than 40 separate web sites in the International Division. At the end of 2010, the International Division operated, through wholly-owned or majority-owned entities, 97 retail stores in France, Hungary, South Korea and Sweden. In addition, we participate under licensing and merchandise arrangements in South Korea, Thailand, India, Israel, Japan and the Middle East. Following a strategic review of the business in late 2008, we closed our retail operations in Japan during 2009. During 2010, we sold the remaining operating entity in Japan as well as the operating entity in Israel and entered into Office Depot licensing agreements with the respective buyers for continued presence in those markets.

Since 1994, we have participated in a joint venture selling office products and services in Mexico and Central and South America. In recent years, this venture, Office Depot de Mexico, has grown in size and scope and now includes 215 retail locations in Mexico, Colombia, Costa Rica, El Salvador, Guatemala, Honduras, and Panama, as well as call centers and DCs to support the delivery business in certain areas. We provide services to the venture through management consultation, product selection, product sourcing and information technology services. Because we participate equally in this business with a partner, we account for the activity under the equity method and venture sales of approximately $962 million in 2010 are neither reflected in our revenues nor in our consolidated retail comparable store statistics. Our portion of venture results is included in Miscellaneous income, net in the Consolidated Statements of Operations.

During 2010, we entered into an amended shareholders’ agreement related to our venture in India such that control and ownership is now equally shared. Accordingly, we deconsolidated the assets and liabilities of this entity from the year end balance sheet and will account for this investment under the equity method in future periods.

Including company-owned operations, joint ventures, licensing and franchise agreements we sell office products through 455 retail stores outside the U.S. and Canada.

International Division store and DC operations are summarized below (includes only wholly-owned and majority-owned entities):

	Office Supply Stores
	Open at Beginning of Period	Opened/ Acquired		Closed/ Deconsolidated		Open at End of Period
2008	148	15	(1)	1		162
2009	162	4		29		137
2010	137	7		47	(2)	97

(1)	Includes 13 retail stores obtained in the acquisition of the business in Sweden.

(2)	45 of these stores relate to the deconsolidation of Office Depot Israel.

	Distribution Centers
	Open at Beginning of Period	Opened/ Acquired		Closed/ Deconsolidated		Open at End of Period
2008	33	19	(3)	9		43
2009	43	1		5		39
2010	39	1		14	(4)	26

(3)

Includes 12 DCs obtained in the acquisition of the business in India and four DCs obtained in the acquisition of the business in Sweden. The majority of the DCs obtained in the 2008 acquisitions are smaller in size than those in other geographies.

(4)	10 of these locations relate to the deconsolidation of Office Depot India.

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

Total company sales by product group were as follows:

	2010	2009	2008*
Supplies	65.8%	66.2%	63.2%
Technology	22.6%	21.9%	23.9%
Furniture and other	11.6%	11.9%	12.9%

	100.0%	100.0%	100.0%

*	Conformed to current year product classification.

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

We operate global sourcing offices in Shenzhen and Hangzhou, China, which allows us to take more direct control of our product sourcing, logistics and quality assurance. These offices consolidate our purchasing power with Asian factories and, in turn, helps us to increase the scope of our private brand offerings.

Sales and Marketing

Our marketing programs are designed to attract new customers and to drive frequency of customer visits to our stores and web sites. We regularly advertise in major newspapers in most of our North American markets. We also advertise through local and national radio, network and cable television advertising campaigns, and direct marketing efforts, such as the internet and social networking.

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

Catalogs

We use catalogs to market directly to both existing and prospective customers throughout our operations globally. Our catalog offerings typically include all of our products at their regular prices. Prospecting catalogs with special offers designed to attract new customers are mailed at certain intervals. In addition, specialty and promotional catalogs may be delivered more frequently to selected customers. We also produce a Green Book® catalog, which features products that are recyclable, energy efficient, or otherwise have a reduced impact on the environment. We continually evaluate our catalog offerings for efficiency and effectiveness at generating incremental revenues.

Copy and Print

Most of our North American retail stores contain a Copy & Print DepotTM offering printing, reproduction, mailing, shipping, and other services. This includes Xerox Certified Print Specialist associates to assist with digital imaging and printing and shipping services through UPS and the U.S. Postal Service. In addition to the in-store locations, we operate ten regional print facilities, which support copy and print orders taken in our North American Retail and North American Business Solutions Divisions. We also offer copy and print services to our customers in Europe through our e-commerce business.

Intellectual Property

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

Other office supply retail companies market similarly to us in terms of store format, pricing strategy, product selection and product availability in the markets where we operate, primarily those in the U.S. and Canada. We anticipate that in the future we will face increased competition from these chains.

Internationally, we compete on a similar basis to North America. Outside of the U.S. and Canada, we sell through contract and catalog channels in 17 countries and operate retail stores in four countries through wholly-owned or majority-owned entities. Additionally, our International Division provides office products and services in 34 countries through joint ventures, licensing and franchise agreements, cross-border transactions, alliances and other arrangements.

Employees

As of January 22, 2011, we had approximately 40,000 employees worldwide. Our workforce is largely non-union and our labor relations are generally good. In certain international locations, changes in staffing or work arrangements may need approval of local works councils or other bodies.

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

Office Depot continues to implement environmental programs in line with our stated environmental vision to “increasingly buy green, be green and sell green” — including environmental sensitivity in our packaging, operations and sales offerings. In January 2009, our “Green” retail store prototype received a Leadership in Energy and Environmental Design (LEED) Gold Certification from the U.S. Green Building Council. In 2010, it awarded our global headquarters in Boca Raton, Florida a LEED Gold Certification under the Operations and Maintenance rating system and we were the first office supplies retailer with a headquarters building certified under any of the LEED rating systems. Additional information on our green product offerings can be found at www.officedepot.com/buygreen.

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

Additionally, our corporate governance materials, including governance guidelines; the charters of the Audit, Compensation, Finance, and Corporate Governance and Nominating Committees; and the code of ethical behavior may also be found under the “Investor Relations” section of our web site at www.officedepot.com.

Executive Officers of the Registrant

Neil R. Austrian — 71

Mr. Austrian has been Interim Chair and Chief Executive Officer from November 1, 2010. Mr. Austrian has served as a Director since 1998. He also served as our Interim Chair and Chief Executive Officer from October 4, 2004 until March 11, 2005. Mr. Austrian served as President and Chief Operating Officer of the National Football League from April 1991 until December 1999. He was a Managing Director of Dillon, Read & Co. Inc. from October 1987 until March 1991. Mr. Austrian served as a director of Viking Office Products from January 1988 until August 1998 when Office Depot merged with Viking Office Products. He also serves as a director of The DirecTV Group (formerly Hughes Electronics Company).

Charles Brown — Age: 57

Mr. Brown has been President, International since 2005. In 2007, oversight of business development was added to his role. He was the company’s Executive Vice President and Chief Financial Officer from 2001 to 2005. Prior to that, Mr. Brown was Senior Vice President, Finance and Controller since he joined our company in 1998. Before joining Office Depot, he was Senior Vice President and Chief Financial Officer of Denny’s, Inc. from 1996 until 1998; from 1994 until 1995, he was Vice President and Chief Financial Officer of ARAMARK International; and from 1989 until 1994, he was Vice President and Controller of Pizza Hut International, a Division of PepsiCo, Inc. Mr. Brown assumed the role of acting Chief Financial Officer of the company effective March 1, 2008 and served in that role until August 2008, when Michael Newman assumed the role of the company’s Chief Financial Officer.

Elisa Garcia — Age: 53

Ms. Garcia was appointed Executive Vice President, General Counsel and Corporate Secretary in July 2007 with overall responsibility for global legal and compliance matters and governmental relations. Prior to joining Office Depot, Ms. Garcia served as Executive Vice President, General Counsel and Corporate Secretary of Domino’s Pizza, Inc. from April 2000. Prior to joining Domino’s Pizza, Ms. Garcia served as Latin American Regional Counsel for Philip Morris International, and Corporate Counsel for GAF Corporation.

Monica Luechtefeld — Age: 62

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

Michael Newman — Age: 54

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

Kevin Peters — Age: 53

Mr. Peters was appointed President of North American Retail Division effective April 2010. Mr. Peters previously served as Executive Vice President, Supply Chain and Information Technology since March 2009 and joined the company in 2007 as Executive Vice President, Supply Chain. Prior to joining the company, Mr. Peters spent five years in management roles at W.W. Grainger, including Senior Vice President, Supply Chain and Merchandising. Prior to W.W. Grainger, Mr. Peters spent 11 years at The Home Depot, serving as Vice President and General Manager, Home Depot Commercial Direct and Vice President Supply Chain and Merchandising.

Steven Schmidt — Age: 56

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

Daisy Vanderlinde — Age: 59

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

Mark Hutchens — Age: 45

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

Information with respect to our directors is incorporated herein by reference to information included in the Proxy Statement for our 2011 Annual Meeting of Shareholders.

Item 1A. Risk Factors.

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and our company could materially impact our future performance and results. We have provided below a list of risk factors that should be reviewed when considering investing in our securities. These are not all the risks we face, and other factors currently considered immaterial or unknown to us may impact our future operations.

Economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance — Our operating results and performance depend significantly on worldwide economic conditions and their impact on business and consumer spending. The decline in business and consumer spending resulting from the global recession and the deterioration of global credit markets has caused our comparable store sales to decline from prior periods and we have experienced similar declines in most of our other domestic and international businesses. Our business and financial performance may continue to be adversely affected by current and future economic conditions and the level of consumer debt and interest rates, which may cause a continued or further decline in business and consumer spending.

Our business is highly competitive and failure to adequately differentiate ourselves could adversely impact our financial performance — The office products market is highly competitive and we compete locally, domestically and internationally with a variety of retailers, distributors and internet operators such as office supply stores, mass merchant retailers, warehouse clubs, computer and electronics stores, local merchants and contract stationers. Many competitors have also increased their presence by broadening their assortments or broadening from retail into the delivery and e-commerce channels, while others have substantially greater financial resources to devote to sourcing, marketing and selling their products. Product pricing is also becoming ever more competitive, particularly among competitors on the internet. In order to achieve and maintain expected profitability levels, we must continue to grow by adding new customers and taking market share from competitors. If we are unable to effectively compete, our sales and financial performance will be negatively impacted.

We do a significant amount of business with government entities and loss of this business could negatively impact our results — One of our largest U.S. customer groups consists of various state and local governments, government agencies and non-profit organizations. Contracting with state and local governments is highly competitive, subject to federal and state procurement laws, requires more restrictive contract terms and can be expensive and time-consuming. Bidding such contracts often requires that we incur significant upfront time and expense without any assurance that we will win a contract. Our ability to compete successfully for and retain business with the federal and various state and local governments is highly dependent on cost-effective performance and is also sensitive to changes in national and international priorities and U.S., state and local government budgets, which in the current economy continue to decrease. We service a substantial amount of government agency business through agreements with consortiums of governmental and non-profit entities. One such contract expired on January 1, 2011. If we are unsuccessful in retaining these customers, or if there is a significant reduction in sales under our large government contracts or if we lose these contracts, it could adversely impact our financial results.

If a significant number of our vendors demand accelerated payments or require cash on delivery such demands could have an adverse impact on our operating cash flow and result in severe stress on our liquidity — We purchase products for resale under credit arrangements with our vendors and have been able to negotiate payment terms that are approximately equal in length to the time it takes to sell the vendor’s products. In weak global markets, vendors may seek credit insurance to protect against non-payment of amounts due to them. If we continue to experience declining operating performance, and if we experience severe liquidity challenges, vendors may demand that we accelerate our payment for their products. Borrowings under our existing credit facility could reach maximum levels under such circumstances and we would seek alternative liquidity measures but may not be able to meet our obligations as they become due.

The tightening of the credit markets or a downgrade in our credit ratings could make it more difficult for us to access funds, refinance indebtedness, obtain new funding or issue securities — Historically, we have generated positive cash flow from operating activities and have had access to broad financial markets that provide the liquidity we need to operate our business. Together, these sources have been used to fund operating and working capital needs, as well as invest in business expansion through new store openings, capital improvements and acquisitions. However, due to the downturn in the global economy our operating results have declined, while volatility in the capital markets has decreased credit availability. Further deterioration in our financial results could negatively impact our credit ratings or access to liquidity. If such conditions were to persist, we would seek alternative sources of liquidity but may not be able to meet our obligations as they become due.

A default under our credit facility could significantly restrict our access to funding and adversely impact our operations — Our asset based credit facility contains a fixed charge coverage ratio covenant that is operative only when borrowing availability is below $187.5 million or prior to a restricted transaction, such as incurring additional indebtedness, acquisitions, dispositions, dividends, or share repurchases. The agreement also contains representations, warranties, affirmative and negative covenants, and default provisions. A breach of any of these covenants could result in a default under our credit agreement. Upon the occurrence of an event of default under our credit agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders were to accelerate the repayment of borrowings, we may not have sufficient assets to repay our asset based credit facility and our other indebtedness. Also, should there be an event of default, or a need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. Acceleration of any obligation under any of our material debt agreements or instruments would permit the holders of our other material debt to accelerate their obligations.

Loss of key personnel or failure to effectively manage and motivate our workforce could negatively impact our sales and profitability — We depend on senior management and other key personnel, and the loss of certain personnel could result in the loss of management continuity and institutional knowledge. We are currently undergoing a search for a new CEO and attracting and selecting the right individual to lead our company will be critical for our future success. We depend heavily upon our labor force to identify new customers and provide desired products and personalized customer service to existing customers. Changes in factors, such as overall unemployment levels, local competition for qualified personnel, prevailing wage rates, changes in employment law, as well as rising employee benefits costs, including insurance in the areas in which we operate, could interfere with our ability to adequately provide support to customers and increase our labor costs. We also engage third parties in some of our processes such as delivery and transaction processing who may face similar issues. In addition, we operate in various jurisdictions, each with distinct labor laws and regulations, which increase exposure, complexity and cost of compliance.

Disruption of global sourcing activities or private brand quality concerns could negatively impact brand reputation and earnings — In recent years, we have substantially increased the number and types of products that we sell under our private brands including Office Depot® and other proprietary brands. Sources of supply may prove to be unreliable, or the quality of the globally sourced products may vary from our expectations. Economic and civil unrest in areas of the world where we source such products, as well as shipping and dockage issues, could adversely impact the availability or cost of such products, or both. Moreover, as we seek indemnities from the manufacturers of these products, the uncertainty of realization of any such indemnity and the lack of understanding of U.S. product liability laws in certain parts of Asia make it more likely that we may have to respond to claims or complaints from our customers. Most of our goods imported to the U.S. arrive from Asia through ports located on the U.S. west coast and we are therefore subject to potential disruption due to labor unrest, security issues or natural disasters affecting any or all of these ports.

Changes in tax laws in any of the multiple jurisdictions in which we operate can cause fluctuations in our overall tax rate impacting our reported earnings — Our global tax rate is derived from a combination of applicable tax rates in the various domestic and international jurisdictions in which we operate. Depending upon the sources of our income, any agreements we may have with taxing authorities in various jurisdictions, and the tax filing positions we take in these jurisdictions, our overall tax rate may fluctuate significantly from other companies or even our own past tax rates. At any given point in time, we base our estimate of an annual effective tax rate upon a calculated mix of the tax rates applicable to our company and to estimates of the amount of income likely to be generated in any given geography. The loss of one or more agreements with taxing jurisdictions, a change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws in any of the multiple jurisdictions in which we operate or adverse outcomes from the tax audits that regularly are in process in any of the jurisdictions in which we operate could result in an unfavorable change in our overall tax rate.

We are subject to legal proceedings and legal compliance risks — We are involved in various legal proceedings, which from time to time may involve class action lawsuits, state and federal governmental inquiries, audits and investigations, employment, tort, consumer litigation and intellectual property litigation. At times, such matters may involve directors and/or executive officers. Certain of these legal proceedings, including government investigations, may be a significant distraction to management and could expose our company to significant liability, including damages, fines, penalties, attorneys’ fees and costs, and non-monetary sanctions, including suspensions and debarments from doing business with certain government agencies, any of which could have a material adverse effect on our business and results of operations.

Failure to successfully manage domestic and international expansion could have an adverse effect on our operations and financial results — Circumstances outside of our control could negatively impact anticipated store openings, joint ventures and franchise arrangements. We cannot provide assurance that our new store openings, including some newly sized or formatted stores or retail concepts, will be successful. There may be unintended consequences of adding joint venture and franchising partners to the Office Depot model, such as the potential for compromised operational control in certain countries and inconsistent international brand image. These arrangements may also add complexity to our processes and may require as yet unforeseen operational adjustments in the future that could adversely impact our operations and financial results.

We face such risks as foreign currency fluctuations, potential unfavorable foreign trade policies or unstable political and economic conditions — As of December 25, 2010, we sold to customers in over 50 countries throughout North America, Europe, Asia and Latin America. We operate wholly-owned entities, majority-owned entities and participate in joint ventures and alliances globally. Sales from our operations outside the U.S. are denominated in local currency, which must be translated into U.S. dollars for reporting purposes and therefore our consolidated earnings can be significantly impacted by fluctuations in world currency markets. We are required to comply with multiple foreign laws and regulations that may differ substantially from country to country, requiring significant management attention and cost. In addition, the business cultures in certain areas of the world are different than those that prevail in the U.S., and we may be at a competitive disadvantage against other companies that do not have to comply with standards of financial controls or business integrity that we are committed to maintaining as a U.S. publicly traded company.

Changes in the regulatory environment may increase our expenses and may negatively impact our business — We are subject to regulatory matters relating to our corporate conduct and the conduct of our business, including securities laws, consumer protection laws, advertising regulations, and wage and hour regulations. Certain jurisdictions have taken a particularly aggressive stance with respect to such matters and have implemented new initiatives and reforms, including more stringent disclosure and compliance requirements. To the extent that we are subject to more challenging regulatory environments and enhanced legal and regulatory requirements, such exposure could have a material adverse effect on our business, including the added cost of increased compliance measures that we may determine to be necessary.

Increases in fuel prices could have an adverse impact on our earnings — We operate a large network of stores and delivery centers around the globe. As such, we purchase significant amounts of fuel needed to transport products to our stores and customers as well as shipping costs to import products from overseas. While we may hedge our anticipated fuel purchases, the underlying commodity costs associated with this transport activity have been volatile in recent years and disruptions in availability of fuel could cause our operating costs to rise significantly to the extent not covered by our hedges. Additionally, we rely on predictable energy costs to operate our stores and DCs. Fluctuations in the availability or cost of our energy could have a material adverse effect on our profitability.

Disruptions of our computer systems could adversely affect our operations — We rely heavily on computer systems to process transactions, manage our inventory and supply-chain and to summarize and analyze our global business. If our systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them and may experience an interruption of our normal business activities or loss of critical data. We are undertaking certain system enhancements and conversions to increase productivity and efficiency, that, if not done properly, could divert the attention of our workforce during development and implementation and constrain for some time our ability to provide the level of service our customers demand. Also, once implemented, the new systems and technology may not provide the intended efficiencies or anticipated benefits and could add costs and complications to our ongoing operations.

Compromises of our information security could adversely affect our reputation, disrupt our operations and expose us to litigation — Through our sales and marketing activities, we collect and store certain personal information that our customers provide to purchase products or services, enroll in promotional programs, register on our web site, or otherwise communicate and interact with us. We also gather and retain information about our employees in the normal course of business. We may share information about such persons with vendors that assist with certain aspects of our business. In addition, our online operations at www.officedepot.com depend upon the secure transmission of confidential information over public networks, such as information permitting cashless payments. Despite instituted safeguards for the protection of such information, we cannot be certain that all of our systems are entirely free from vulnerability to attack.

Our business could be disrupted due to weather related factors — Because of our heavy concentration in the southern U.S. (including Florida and the Gulf Coast), we may be more susceptible than some of our competitors to the effects of tropical weather disturbances, such as hurricanes. In addition, winter storm conditions in areas that have a large concentration of our business activities could also result in lost retail sales, supply chain constraints or other business disruptions. We believe that we have taken reasonable precautions to prepare for weather-related events, but our precautions may not be adequate to deal with such events in the future.

The unionization of a significant portion of our workforce could increase our overall costs and adversely affect our operations — We have a large employee base and while our management believes that our employee relations are good, we cannot be assured that we will not experience pressure from labor unions or become the target of campaigns similar to those faced by our competitors. The potential for unionization could increase if federal legislation is passed that would facilitate labor organization. Significant union representation would require us to negotiate wages, salaries, benefits and other terms with many of our employees collectively and could adversely affect our results of operations by significantly increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

BC Partners’ significant ownership interest dilutes the interests of our common shareholders, may discourage, delay or prevent a change in control of our company and grants important rights to BC Partners, Inc. — The Series A and Series B Preferred Stock that we sold in June 2009 to funds advised by BC Partners, Inc. (the “Investors”) were immediately convertible into shares of our common stock at an initial conversion price of $5.00 per share (subject to a conversion cap). The investment equates to an initial ownership interest of approximately 20%, assuming the full conversion of each series of preferred stock into the company’s common stock. Any sales in the public market of the shares of common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.

The initial dividend rate remains 10% on both the Series A and Series B Preferred Stock, and dividends are paid quarterly in cash or are added to the liquidation preference at our option and are subject to certain restrictions. To the extent that dividends are added to the liquidation preference, this further increases the ownership interest of the Investors and dilutes the interests of the common shareholders.

The holders of the Series A and Series B Preferred Stock are entitled to vote with the holders of our common stock on an as-converted basis, subject to limitations imposed by New York Stock Exchange (“NYSE”) shareholder approval requirements. The Investors have agreed to cause all of their common stock and preferred stock entitled to vote at any meeting of our shareholders to be present at such meeting and to vote all such shares in favor of any nominee or director nominated by the company’s Corporate Governance and Nominating Committee, against the removal of any director nominated by such committee and, with respect to any other business or proposal, in accordance with the recommendation of the board of directors (other than with respect to the approval of any proposed business combination agreement between the company and another entity). This may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company.

We also entered into a related Investor Rights Agreement pursuant to which we granted certain rights to the Investors that may restrain our ability to take certain actions in the future. Subject to certain exceptions, for so long as the Investors’ ownership percentage is equal to or greater than 10%, the approval of at least one of the directors designated to our board of directors by the Investors is required for the company to incur any indebtedness for borrowed money in excess of $200 million in the aggregate during any fiscal year if the ratio of the consolidated debt of the company and its subsidiaries to the trailing four quarter adjusted EBITDA of the company and its subsidiaries, on a consolidated basis, is more than 4x. In addition, for so long as the Investors’ ownership percentage is (i) equal to or greater than 15%, the Investors are entitled to nominate three directors, (ii) less than 15% but more than 10%, two directors and (iii) less than 10% but more than 5%, one director. There can be no assurance that the interests of the Investors are aligned with those of our other shareholders. Investor interests can differ from each other and from other corporate interests and it is possible that this significant shareholder may have interests that differ from management and those of other shareholders. If the Investors were to sell, or otherwise transfer, all or a large percentage of their holdings, our stock price could decline and we could find it difficult to raise capital, if needed, through the sale of additional equity securities.

Disclaimer of Obligation to Update

We assume no obligation (and specifically disclaim any such obligation) to update these Risk Factors or any other forward-looking statements contained in this Annual Report on Form 10-K to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of January 22, 2011, our North American Retail Division operated 1,131 office supply stores in 46 U.S. states, the District of Columbia and Puerto Rico and 12 office supply stores in four Canadian provinces. As of January 22, 2011, our International Division operated 97 office supply stores (excluding our participation in arrangements through non-consolidated entities) in four countries outside of the United States and Canada. The following table sets forth the locations of these facilities.

STORES

State/Country	#	State/Country	#
UNITED STATES:
Alabama	19	North Dakota	2
Alaska	2	Ohio	13
Arizona	5	Oklahoma	17
Arkansas	12	Oregon	19
California	145	Pennsylvania	13
Colorado	41	Puerto Rico	6
Connecticut	4	South Carolina	21
Delaware	2	South Dakota	1
District of Columbia	1	Tennessee	27
Florida	145	Texas	155
Georgia	49	Utah	9
Hawaii	4	Virginia	24
Idaho	6	Washington	37
Illinois	46	West Virginia	2
Indiana	22	Wisconsin	14
Iowa	3	Wyoming	3

Kansas	8	TOTAL UNITED STATES	1,131
Kentucky	21
Louisiana	38	CANADA:
Maryland	26	Alberta	3
Massachusetts	1	British Columbia	4
Michigan	21	Manitoba	2
Minnesota	10	Ontario	3

Mississippi	17	TOTAL CANADA	12
Missouri	25
Montana	4	FRANCE	52
Nebraska	6	HUNGARY	16
Nevada	19	SOUTH KOREA	16
New Jersey	10	SWEDEN	13

New Mexico	7	TOTAL OUTSIDE NORTH AMERICA	97
New York	10
North Carolina	39

As of January 22, 2011, we had 16 North American supply chain facilities in 12 U.S. states. These facilities, which support our North American Retail and North American Business Solutions Divisions, included thirteen DCs and three crossdock facilities. Eight of the thirteen DCs we operated as of January 22, 2011, were combination facilities, which share real estate, technology, labor costs and inventory and satisfy the needs of both retail stores and delivery customers. As of January 22, 2011, we also had 26 DCs in 13 countries outside of the United States and Canada, which support our International Division. The following tables set forth the locations of our supply chain facilities as of January 22, 2011.

DCs (North America)

State	#	State	#
UNITED STATES:
Arizona	1	Pennsylvania	1
Florida	1	Minnesota	1
California	2	Ohio	1
Colorado	1	Texas	2
Georgia	1	Washington	1

Illinois	1	TOTAL UNITED STATES	13

Crossdock Facilities (North America)

State	#	State	#
UNITED STATES:
Florida	1	Mississippi	1

Illinois	1	TOTAL UNITED STATES	3

International DCs

Country	#	Country	#
Belgium	1	South Korea	1
China	6	Spain	1
Czech Republic	1	Sweden	2
France	5	Switzerland	1
Germany	2	The Netherlands	1
Ireland	1	United Kingdom	3

Italy	1	TOTAL INTERNATIONAL	26

Our corporate offices in Boca Raton, Florida consist of approximately 625,000 square feet of office space in three interconnected buildings. This facility is being leased over 15 years with certain renewal options. The lease is accounted for as a capital lease. We also lease a corporate office in Venlo, the Netherlands which is approximately 226,000 square feet, and lease a systems data center in Charlotte, North Carolina which is approximately 53,000 square feet and we lease other administrative offices such as those in Hong Kong and China. Each of our facilities is considered to be in good condition, adequate for its purpose and suitably utilized according to the individual nature and requirements of the relevant operations.

Although we own a small number of our retail store locations and European DCs, most of our facilities are leased or subleased, with initial lease terms expiring in various years through 2032.

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

As previously disclosed, on October 21, 2010, the company reached a final settlement of an investigation that has been conducted by the SEC. In connection with the settlement, the company, without admitting or denying the SEC’s allegations, agreed to pay a civil penalty in the amount of $1 million and consented to a cease and desist order from committing or causing violations of Section 13(b) of the Securities Exchange Act of 1934 (and related rules), which requires the maintenance of accurate books and records and internal controls, and Section l3(a) of the Securities Exchange Act of 1934 and Regulation FD. Regulation FD is a rule regarding communication with analysts and investors. In addition, the Company’s former Chief Executive Officer also reached a civil settlement with the SEC related to Regulation FD. Under the settlement, without admitting or denying the SEC’s allegations, he agreed to an SEC order requiring future compliance with Regulation FD and agreed to pay a civil penalty. The settlement concludes for the company and its former Chief Executive Officer all matters arising from the SEC investigation.

On December 13, 2010, the United States Court of Appeals for the Eleventh Circuit affirmed the dismissal with prejudice of the Consolidated Lawsuit (defined below). As background, in early November 2007, two putative class action lawsuits were filed against the Company and certain of its executive officers alleging violations of the Securities Exchange Act of 1934. The allegations made in these lawsuits primarily related to the accounting for vendor program funds. Each of the foregoing lawsuits was filed in the United States District Court for the Southern District of Florida and captioned as follows: (1) Nichols v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 6, 2007 and (2) Sheet Metal Worker Local 28 Pension Fund v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 5, 2007. On March 21, 2008, the district court entered an Order consolidating the class action lawsuits (the “Consolidated Lawsuit”). Lead plaintiff in the Consolidated Lawsuit, the New Mexico Educational Retirement Board, filed its Consolidated Amended Complaint on July 2, 2008, and its Second Consolidated Amended Complaint on April 20, 2009. On January 14, 2010, the district court dismissed the Second Consolidated Amended Complaint with prejudice, which led to the aforementioned appeal.

In addition, in the ordinary course of business, our sales to and transactions with government customers may be subject to investigations, audits and review by governmental authorities and regulatory agencies, with which we cooperate. Many of these investigations, audits and reviews are resolved without incident. While claims in these matters may at times assert large demands, we do not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect our financial position, results of our operations or cash flows. Among such matters, during the first quarter of 2011, we were notified that the United States Department of Justice has commenced an investigation into certain pricing practices related to an expired agreement that was in place between January 2, 2006 and January 1, 2011, pursuant to which state, local and non-profit agencies could purchase office supplies.

Item 4. Removed and reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ODP.” As of the close of business on January 22, 2011, there were 7,281 holders of record of our common stock. The last reported sale price of the common stock on the NYSE on January 22, 2011 was $5.60

The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as quoted on the NYSE Composite Tape. These prices do not include retail mark-ups, markdowns or commission.

	High	Low
2010
First Quarter	$8.300	$5.190
Second Quarter	9.190	4.490
Third Quarter	5.010	3.360
Fourth Quarter	5.530	4.250
2009
First Quarter	$4.170	$0.590
Second Quarter	5.370	1.250
Third Quarter	6.940	3.480
Fourth Quarter	7.840	5.570

We have never declared or paid cash dividends on our common stock and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Our asset based credit facility includes limitations in certain circumstances on restricted payments including share repurchases and the payment of cash dividends. These restrictions are based on the then-current and pro-forma fixed charge coverage ratio and borrowing availability at the point of consideration. Further, so long as investors in our redeemable preferred stock own at least 10% of the common stock voting rights, on an as-converted basis, the affirmative vote of a majority of the shares of preferred stock then outstanding and entitled to vote is required for the declaration or payment of a dividend on common stock if dividends on the preferred stock have not been paid in full in cash.

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

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial data at and for each of the five fiscal years in the period ended December 25, 2010. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in Item 8 of this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this report.

(In thousands, except per share amounts and statistical data)	2010	2009	2008	2007	2006
Statements of Operations Data:
Sales	$11,633,094	$12,144,467	$14,495,544	$15,527,537	$15,010,781
Net earnings (loss) attributable to Office Depot, Inc (1)(2)(3)	$34,892	$(596,465)	$(1,478,938)	$395,615	$503,471
Net earnings (loss)	33,310	(598,724)	(1,481,003)	394,704	503,471
Net earnings (loss) available to common shareholders (1)(2)(3)	$(2,221)	$(626,971)	$(1,478,938)	$395,615	$503,471

Net earnings (loss) per share:
Basic	$(0.01)	$(2.30)	$(5.42)	$1.45	$1.79
Diluted	(0.01)	(2.30)	(5.42)	1.43	1.75

Statistical Data:
Facilities open at end of period:
United States and Canada:
Office supply stores	1,147	1,152	1,267	1,222	1,158
Distribution centers	13	15	20	21	20
Crossdock facilities	3	6	12	12	10
International (4):
Office supply stores	97	137	162	148	125
Distribution centers	26	39	43	33	32
Call centers	25	29	27	31	30

Total square footage — North American Retail Division	27,559,184	28,109,844	30,672,862	29,790,082	28,520,269

Percentage of sales by segment:
North American Retail Division	42.7%	42.1%	42.2%	43.9%	45.2%
North American Business Solutions Division	28.3%	28.7%	28.6%	29.1%	30.5%
International Division	29.0%	29.2%	29.2%	27.0%	24.3%

Balance Sheet Data:
Total assets	$4,652,366	$4,890,346	$5,268,226	$7,256,540	$6,557,438
Long-term debt, excluding current maturities	659,820	662,740	688,788	607,462	570,752
Redeemable preferred stock, net	355,979	355,308	—	—	—

(1)

Fiscal year 2010 Net loss attributable to Office Depot, Inc. and Net loss available to common shareholders include charges of approximately $51 million for the write-off of Construction in Progress related to developed software. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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

Our fiscal year results are based on a 52- or 53-week retail calendar ending on the last Saturday in December. Each of the three years addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is based on 52 weeks. Our next 53 week fiscal year will occur in 2011. Our comparable store sales relate to stores that have been open for at least one year. A summary of factors important to understanding our results for 2010 is provided below and further discussed in the narrative that follows this overview.

•

Total company sales were $11.6 billion in 2010, down 4% compared to 2009. Sales in North America decreased 4% for the year; comparable store sales in the North American Retail Division decreased 1%. International Division sales decreased 5% in U.S. dollars and 2% in local currencies.

•

Gross margin for 2010 improved 90 basis points from 2009, following a 30 basis point increase from 2008. The increase in 2010 primarily reflects lower occupancy costs, better management of promotional activity and benefits from product line reviews and increased direct imports.

•

During 2010, we recognized $51 million for impairment of certain software applications, $23 million for net losses on business dispositions, facility closure and severance costs and $13 million associated with the departure of our former CEO and other executive compensation costs. The per share impact of these items totaled $0.30.

•

As part of our previously announced strategic reviews, we recorded charges of $253 million and $199 million in 2009 and 2008, respectively. These expenses (the “Charges”) include primarily charges for lease accruals, severance expenses and asset impairments. Charges under these programs ended in 2009.

•

During 2010, we recognized significant tax and interest benefits from settlements with tax authorities, resulting in a full year benefit of approximately $0.18 per share. During 2009, we recorded a non-cash tax expense to establish valuation allowances on deferred tax assets of $321.6 million ($1.18 per share) because of the uncertainty of future realizability of these assets.

•	At the end of 2010, we had $627 million in cash and approximately $674 million available on our asset based credit facility. Cash flow from operating activities was $200 million for 2010.

•	A summary of items above affecting diluted (loss) per share by year is as follows:

	2010	2009	2008
Diluted (loss) per share	$(0.01)	$(2.30)	$(5.42)
Less charges (credits):
2010 Impairment and other charges	0.30	—	—
2010 Tax settlements and related interest	(0.18)	—	—
Prior year Charges	—	0.86	5.01
2009 Valuation Allowance	—	1.18	—

In addition to the tax settlement and related interest income and expense reversal, which are presented in the table above for the 2010 period, the company recognized significant tax benefits from deductions that will be carried back to an earlier tax period. Because the company has valuation allowances in that jurisdiction, these carryback items impact the 2010 effective tax rate, and are unusual, but will be received as a tax refund. Accordingly, such benefits have not been included in this presentation. Carryback opportunities will not exist in this jurisdiction for future periods and the company will not be able to recognize originating deferred tax assets until the related valuation allowances are removed. This accounting will likely adversely impact future effective tax rates.

OPERATING RESULTS

Discussion of other income and expense items, including material Charges and changes in interest and taxes follows our review of segment results.

NORTH AMERICAN RETAIL DIVISION

(Dollars in millions)	2010	2009	2008
Sales	$4,962.8	$5,113.6	$6,112.3
% change	(3)%	(16)%	(10)%

Division operating profit (loss)	$127.5	$105.5	$(29.2)
% of sales	2.6%	2.1%	(0.5)%

Sales in our North American Retail Division decreased 3% in 2010, 16% in 2009 and 10% in 2008. During 2009, we closed 120 underperforming stores as part of the strategic review initiated during the fourth quarter of 2008. Comparable store sales in 2010 from the 1,124 stores that were open for more than one year decreased 1%. Comparable store sales in 2009 from the 1,139 stores that were open for more than one year decreased 14%. Transaction counts were lower for the full year, but positive for the third and fourth quarters of 2010. Average order values declined, reflecting lower sales in our peripherals product category, in part from our reduction in television offerings. Sales in furniture, technology, technology services and Copy and Print Depot increased while sales of supplies declined. The overall sales declines in both 2009 and 2008 were driven by macroeconomic factors as consumers and small business customers curtailed their spending in response to the global financial crisis. While transaction counts were down in 2009 compared to 2008, a drop in average order value was the greater contributor to our sales decline. Additionally, our commitment to proactively reduce promotions in select categories resulted in lower sales compared to 2008. Within each of our three major product categories of supplies, technology and furniture, we experienced sales declines compared to 2008. The negative comparable store sales were driven by fewer sales of higher priced, discretionary categories in furniture and technology.

The North American Retail Division reported operating profit of approximately $128 million in 2010, $106 million in 2009 and an operating loss of $29 million in 2008. Gross margins increased in 2010 from lower occupancy costs, lower product cost driven by line reviews and direct import, and better management of promotional activity. Increased advertising expense during 2010 was partially offset by lower variable pay. The increase in Division operating profit for 2009 was driven by lower asset impairments, an improvement in product margins and lower operating expenses. The improvement in product margins was driven primarily by a more favorable product mix, lower levels of inventory shrinkage and valuation charges as well as lower product costs. These product margin improvements were partially offset by the deleveraging of fixed property costs on lower sales levels. During 2008, we recorded fixed asset impairment charges of approximately $98 million. Store impairment charges in 2010 and 2009 totaled $2 million and $3 million, respectively. Additionally, as a result of the 2008 fixed asset impairments, we experienced lower levels of depreciation expense in 2010 and 2009. Division operating profit in all periods was negatively affected by the unfavorable impact our sales volume decline had on gross margin and operating expenses (the “flow through” impact), with the greatest impact experienced during 2009.

At the end of 2010, we operated 1,147 retail stores in the U.S. and Canada. We opened 17 new stores during 2010 and six stores during 2009. We closed 22 stores in North America during 2010 and 121 during 2009, of which 120 were part of the strategic review initiated during the fourth quarter of 2008. We anticipate opening approximately 10 stores in 2011. Also, we will continue to evaluate locations as leases become due and will close or relocate stores when appropriate.

NORTH AMERICAN BUSINESS SOLUTIONS DIVISION

(Dollars in millions)	2010	2009	2008
Sales	$3,290.4	$3,483.7	$4,142.1
% change	(6)%	(16)%	(8)%

Division operating profit	$96.5	$98.2	$119.8
% of sales	2.9%	2.8%	2.9%

Sales in our North American Business Solutions Division decreased 6% in 2010, 16% in 2009 and 8% in 2008. The restructuring of certain non-core businesses in late 2009 contributed approximately 1% to the 2010 sales decline. While the economic climate remained challenging in 2010, the rate of our sales decline improved sequentially throughout the year. Sales in the direct channel were negative for the full year, but relatively flat in the third quarter and positive in the fourth quarter. Sales in the contract channel were also lower for the year. For the Division, both the number of customer transactions and the average order value per transaction were lower in 2010 compared to 2009. On January 1, 2011, our primary purchasing cooperative agreement for public sector customers expired. We have several other non-exclusive arrangements with other cooperative purchasing consortiums and anticipate retaining a substantial amount of our public sector business. The 2009 sales decline was principally driven by a decrease in the number of customer transactions, which resulted in part from aggressive pricing from some of our competitors in our large, national accounts and contraction in our public sector business. On a product category basis, the Division experienced weakness in durables such as furniture, technology and peripherals, as customers delayed their purchases of these products in favor of consumables like paper, ink and toner.

Division operating profit totaled $97 million in 2010, compared to $98 million in 2009. The flow through impacts of lower sales adversely affected all periods, with the greatest impact in 2009. The 2010 decrease in operating profit was partially offset by higher gross margins from a shift in the mix of customers, some pricing improvements and product mix. Increased advertising expenses during 2010 were offset by initiatives to reduce the Division’s cost structure and lower variable pay for the period. In addition to the negative flow through impact in 2009 we experienced lower product margins, reflecting a less profitable product mix and cost increases that could not be passed on to our customers. Division operating profit for 2009 also reflects increased promotions in our direct business during the first half of the year. These negative impacts were partially offset by reductions in operating expenses, including a decrease in distribution costs as well as lower payroll and advertising expenses.

INTERNATIONAL DIVISION

(Dollars in millions)	2010	2009	2008
Sales	$3,379.8	$3,547.2	$4,241.1
% change	(5)%	(16)%	1%
% change in local currency sales	(2)%	(9)%	(2)%

Division operating profit	110.8	$119.6	$157.2
% of sales	3.3%	3.4%	3.7%

Sales in our International Division in U.S. dollars decreased 5% in 2010, 16% in 2009 and increased 1% in 2008. Local currency sales decreased 2% in 2010, 9% in 2009 and 2% in 2008. The sales in each of the three years presented were adversely impacted by the global economic climate. Sales in the contract business in local currencies increased 1% in 2010 and declined 8% in 2009. Growth in the small- to medium-sized business customers and large national account customers offset softness in the public sector business that resulted from various governmental austerity programs enacted throughout the year. The 2009 decrease reflects impacts from larger businesses decreasing their workforces and their discretionary spending on office supplies. Local currency sales in the direct business declined 5% and 11% in 2010 and 2009, respectively. The trend reflects some improvements in sales of higher priced items such as furniture and technology. We continue to focus on increasing the number of customer transactions. Sales in the retail channel increased after considering the impact of store closings in Japan, begun in 2009 and completed in early 2010, as well as the fourth quarter 2010 transaction related to our stores in Israel discussed below.

Division operating profit totaled approximately $111 million in 2010, $120 million in 2009 and $157 million in 2008. Included in Division operating profit for 2010 were charges of approximately $23 million from the sale of operating subsidiaries in Israel and Japan, as well as facility closure and severance costs associated with consolidation arrangements in Europe. The subsidiary sales reflect the company’s decision to change its investment model in those countries from direct operating to license arrangements. The respective buyers of the entities will operate under the Office Depot name and the company will continue to generate cash flows from these entities from licensing fees and product sales. The company may continue efforts to improve financial results through efficiencies and operational consolidation during 2011. Should such activity be undertaken, additional charges could result.

The decreases in Division operating profit in 2010, 2009 and 2008 were also impacted by the flow through effects of lower sales levels. The operating profit comparison of 2010 to 2009 also reflects higher vendor rebates in 2009 and higher product costs in 2010 that were not passed on to customers, partially offset by lower variable pay. For 2009, the negative flow through impact was partially offset by lower operating expenses, including a decrease in distribution costs as well as lower payroll and advertising expenses. Other factors, including a shift to lower margin customers and cost increases that could not be fully passed on to our customers, negatively impacted Division operating profit in both 2009 and 2008. During 2008, we also recorded a non-cash gain of approximately $13 million related to the curtailment of a defined benefit pension plan in the UK and non-cash impairment charges of approximately $11 million related to our customer list intangible assets.

For U.S. reporting, the International Division’s sales are translated into U.S. dollars at average exchange rates experienced during the year. The Division’s reported sales were negatively impacted by approximately $80 million in 2010, $305 million in 2009 and positively impacted by $127 million in 2008 from changes in foreign currency exchange rates. Division operating profit was negatively impacted by $3 million in 2010, $6 million in 2009 and positively impacted by $2 million in 2008 from changes in foreign exchange rates. Internally, we analyze our international operations in terms of local currency performance to allow focus on operating trends and results.

CORPORATE AND OTHER

Asset Impairments, Exit Costs and Other Charges

Each of our three operating segments has been adversely affected by the downturn in the global economy in recent years. The company has taken actions to adapt to the changing and increasingly competitive conditions including closing stores and distribution centers (“DCs”), consolidating functional activities and disposing of businesses and assets. During 2010, 2009 and 2008, we have recognized significant charges from reorganization efforts and asset impairments. The Charges recognized in 2009 and 2008 that related to a strategic review were managed at the corporate level and were excluded from measurement of Division operating profit.

In the fourth quarter of 2010, the company initiated additional activities to improve future operating performance, change the ownership structure of certain international investments and eliminate non-productive corporate assets. Specifically, the company wrote off approximately $51 million of Construction In Progress related to impairment of certain software applications. In the fourth quarter of 2010 it was determined that the company was no longer going to fund the continued development of this software and the software projects were abandoned. The charge is presented in Other asset impairments on the Consolidated Statements of Operations. Other charges recognized during 2010 have been included in Division operating profit or corporate general and administrative expenses, as appropriate.

The company expects to take additional actions during the coming years in an effort to increase efficiency and operating results. These actions could include combining, outsourcing or eliminating functions which could lead to additional charges when the relevant accounting criteria are met. These actions are still being considered.

A summary of the Charges recognized during 2009 and 2008 and the line item presentation of these amounts in our accompanying Consolidated Statements of Operations is as follows.

(Dollars in millions, except per share amounts)	2009	2008
Cost of goods sold and occupancy costs	$13	$16
Store and warehouse operating and selling expenses	188	52
Goodwill and trade name impairments	—	1,270
Other asset impairments	26	114
General and administrative expenses	26	17

Total pre-tax Charges	253	1,469
Income tax effect	(19)	(103)

After-tax impact	$234	$1,366
Per share impact	$0.86	$5.01

Of the $253 million of 2009 Charges, approximately $194 million either have or are expected to require cash settlement, including longer-term lease obligations that will require cash over multi-year lease terms.

The primary components of Charges include:

•

Goodwill and Trade Name Impairments — During 2008, we recorded non-cash Charges of $1.2 billion to write down goodwill and $57 million related to the impairment of trade names. Our recoverability assessment of these non-amortizing intangible assets considered company-specific projections, assumptions about market participant views and the company’s overall market capitalization around the testing period.

•

Retail Store Initiatives — As part of the strategic review, we closed 126 stores in North America (six of which were closed in the fourth quarter of 2008 and the remainder in 2009) and 27 stores in Japan. The stores closed were underperforming or stores that were no longer a strategic fit for the company. The Charges totaled $122 million and $104 million in 2009 and 2008, respectively. The 2009 Charges were primarily related to lease accruals, inventory write downs, severance expenses and other facility closure costs. The 2008 Charges related primarily to asset impairments, inventory write downs and lease accruals.

•

Supply Chain Initiatives — During 2009, we closed five DCs and six crossdock facilities in North America and consolidated our DCs in Europe. Charges related to these actions totaled approximately $57 million in 2009 and related primarily to lease accruals, inventory write downs, severance expenses and other facility closure costs. The 2008 Charges totaled approximately $22 million and consisted primarily of accelerated depreciation, severance related costs and lease accruals.

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

•

Headcount Reductions and Other Restructuring Activities — Severance and termination benefit costs associated with actions to centralize activities and eliminate geographic redundancies totaled approximately $22 million and $13 million during 2009 and 2008, respectively. During 2009, we also recorded Charges for contract terminations on certain leased assets totaling approximately $17 million and for other restructuring activities totaling approximately $7 million. Additionally, we recognized a non-cash loss of approximately $6 million in conjunction with the disposition of other assets during 2009. Charges for other restructuring activities in 2008 totaled approximately $60 million and related primarily to asset write downs and costs associated with the restructuring of our back office operations and call centers in Europe.

Although we do not expect to recognize new Charges under the 2009 or earlier programs, positive and negative adjustments to previously accrued amounts as well as accretion on discounted long-term accruals such as lease obligations will continue to impact our results in future periods. We currently estimate accretion of approximately $10 million for 2011 and declining amounts in subsequent periods. All such amortizations and settlements or adjustments to related accruals will be included in store and warehouse operating and selling expenses and recognized at the corporate level, outside of Division operating profit.

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

General and Administrative Expenses

Total general and administrative expenses (“G&A”) decreased to $659 million in 2010 from $723 million in 2009. The portion of G&A expenses considered directly or closely related to division activity is included in the measurement of Division operating profit. The company continues to evaluate G&A and other expense allocations across the Divisions and may refine methodologies in future periods. Other companies may charge more or less G&A expenses and other costs to their segments, and our results therefore may not be comparable to similarly titled measures used by other companies. The remainder of the total G&A expenses are considered corporate expenses. A breakdown of G&A is provided in the following table:

(Dollars in millions)	2010	2009	2008
Division G&A	$342.2	$361.7	$394.6
Corporate G&A	316.6	361.4	348.6

Total G&A	658.8	$723.1	$743.2
% of sales	5.7%	6.0%	5.1%

Corporate G&A includes Charges of approximately $26 million and $17 million in 2009 and 2008, respectively. After considering these amounts, corporate G&A expenses decreased $19 million in 2010 and increased $4 million in 2009. The decrease in 2010 was driven by lower variable pay, legal fees and a litigation settlement, partially offset by approximately $13 million of compensation-related costs following the departure of our former CEO and higher software amortization. The change in 2009 primarily reflects increased depreciation expense and higher levels of performance-based variable pay. The increase in depreciation expense resulted primarily from the capital lease associated with our new corporate campus as well as the company’s implementation of a new enterprise software system which was placed in service at the beginning of the third quarter of 2009. The increases were offset partially by reduction in legal and professional fees as well as lower payroll-related costs. Corporate G&A for 2009 also includes approximately $9 million from the effect of accelerated vesting of certain employee stock grants following approval of the redeemable preferred stock issuance.

Other Income and Expense

(Dollars in millions)	2010	2009	2008
Interest income	$4.7	$2.4	$10.0
Interest expense	(58.5)	(65.6)	(68.3)
Miscellaneous income, net	34.5	17.1	23.7

The increase in interest income during 2010 reflects approximately $2 million of interest received on a tax settlement during the year. The decrease in interest income from 2008 to 2009 resulted primarily from lower investment rates. The 2010 tax settlement also resulted in reversal of approximately $11 million of previously accrued interest expense, partially offset by lower capitalized interest in 2010 compared to 2009.

Our net miscellaneous income consists of our earnings of joint venture investments, gains and losses related to foreign exchange transactions, investment results from our deferred compensation plan and realized gains and impairments of other investments. The majority of miscellaneous income is attributable to equity in earnings from our joint venture in Mexico, Office Depot de Mexico. The increase in 2010 reflects a level of foreign currency and deferred compensation plan losses in 2009 that did not recur in 2010 and 2010 receipts on investments previously impaired. The decrease in 2009 primarily reflects lower joint venture earnings resulting from changes in foreign currency exchange rates, as well as foreign currency losses.

Income Taxes

(Dollars in millions)	2010	2009	2008
Income tax expense (benefit)	$(90.0)	$ 287.6	$(98.6)
Effective income tax rate*	159%	(92)%	6%

*	Income taxes as a percentage of earnings (loss) before income taxes.

The company experienced significant volatility in its effective tax rate throughout 2010 and 2009, in large part because of valuation allowances recorded during 2009 that limit the impact of deferred tax accounting. The 159% effective tax rate for 2010 includes approximately $30 million from favorable tax settlements, $10 million from the release of a European valuation allowance, $9 million tax benefits on the disposition of operating entities in Israel and Japan, as well as a tax accounting method change for repairs and maintenance expenses and the impact of bonus depreciation rules enacted during the fourth quarter of 2010. In addition to the tax settlement and other discrete items, the company recognized significant tax benefits from deductions that will be carried back to an earlier tax period. Because the company has valuation allowances in that jurisdiction, these carryback items impact the 2010 effective tax rate, and are unusual, but will be received as a tax refund. Carryback opportunities will not exist in this jurisdiction for future periods and the company will not be able to recognize originating deferred tax assets until the related valuation allowances are removed. This accounting will likely adversely impact future effective tax rates.

Valuation allowances totaling $321.6 million were recognized during 2009, with $279.1 million related to domestic deferred tax assets and $42.5 million related to foreign deferred tax assets. The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. An accumulation of recent pre-tax losses is considered strong negative evidence in that evaluation. Because of the downturn in our performance during this recessionary period, as well as the significant restructuring activities and charges we have taken in response, during the third quarter of 2009 the cumulative pre-tax results for the past 36 months of certain taxing jurisdictions reached or nearly reached loss positions. In our view, the recoverability of those deferred tax assets could no longer meet the more likely than not standard that applies to such assets.

Significant judgment is also required in determining when it is appropriate to release a previously established valuation allowance. During 2010, one jurisdiction in Europe reached sufficient positive performance and we had reasonable projections that positive performance would continue such that the valuation allowance established in 2008 could be reversed. While it is possible that other European entities could accumulate positive evidence that would support reversing some valuation allowances during 2011, it is not expected that the domestic valuation allowances will be adjusted during 2011. The short-term consequence of being unable to record deferred tax benefits will continue to cause our effective tax rate to be volatile, possibly changing significantly from period to period.

The 2008 effective tax rate reflects the largely non-deductible nature of the goodwill impairment charge and non-deductible foreign interest, as well as a $47 million increase in deferred tax asset valuation allowances in certain jurisdictions.

As discussed in Note G to the Notes to the Consolidated Financial Statements, the company maintains accruals for uncertain tax positions and is subject to examinations by various taxing authorities that are expected to be completed over several years. It is reasonably possible that certain of these audits will close within the next 12 months, which could result in a decrease of as much as $87.4 million or an increase of as much as $14.3 million to our accrued uncertain tax positions. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits, however, an estimate of such changes cannot reasonably be made.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At December 25, 2010, we had approximately $627 million in cash and equivalents and another $674 million available under our asset based credit facility based on the December borrowing base certificate, for a total liquidity of approximately $1.3 billion. We consider our resources adequate to satisfy our cash needs at least over the next twelve months. We anticipate that market conditions will continue to be challenging through 2011 and in response, we are focused on maximizing cash flow.

On September 26, 2008, the company entered into a Credit Agreement (the “Agreement”) with a group of lenders, which provides for an asset based, multi-currency revolving credit facility (the “Facility”) of up to $1.25 billion. The amount that can be drawn on the Facility at any given time is determined based on percentages of certain accounts receivable, inventory and credit card receivables (the “Borrowing Base”). At December 25, 2010, the company was eligible to borrow approximately $845 million of the Facility. The Facility includes a sub-facility of up to $250 million which is available to certain of the company’s European subsidiaries (the “European Borrowers”). Certain of the company’s domestic subsidiaries (the “Domestic Guarantors”) guaranty the obligations under the Facility. The Agreement also provides for a letter of credit sub-facility of up to $400 million. All loans borrowed under the Agreement may be borrowed, repaid and reborrowed from time to time until September 26, 2013 (or, in the event that the company’s existing 6.25% Senior Notes are not repaid, then February 15, 2013), on which date the Facility matures.

All amounts borrowed under the Facility, as well as the obligations of the Domestic Guarantors, are secured by a lien on the company’s and such Domestic Guarantors’ accounts receivables, inventory, cash and deposit accounts. All amounts borrowed by the European Borrowers under the Facility are secured by a lien on such European Borrowers’ accounts receivable, inventory, cash and deposit accounts, as well as certain other assets. At the company’s option, borrowings made pursuant to the Agreement bear interest at either, (i) the alternate base rate (defined as the higher of the Prime Rate (as announced by JP Morgan Chase Bank, N.A. (the “Agent”)) and the Federal Funds Rate plus 1/2 of 1%) or (ii) the Adjusted LIBOR Rate (defined as the LIBOR Rate as adjusted for statutory revenues) plus, in either case, a certain margin based on the aggregate average availability under the Facility. The Agreement also contains representations, warranties, affirmative and negative covenants, and default provisions which are conditions precedent to borrowing. The most significant of these covenants and default provisions include a capital expenditure limitation of $500 million in any fiscal year and limitations in certain circumstances on acquisitions, dispositions, share repurchases and payment of cash dividends. In the first quarter of 2010, the company executed a second amendment to the Facility allowing, among other things, the company to pay cash dividends on preferred stock and make share repurchases, in an aggregate amount of $50 million per fiscal year subject to the satisfaction of certain liquidity requirements. The company has never declared or paid cash dividends on its common stock. The Agreement contains cash dividend restrictions based on the then-current and pro forma fixed charge coverage ratio and borrowing availability at the point of consideration. The company was in compliance with all financial covenants at December 25, 2010. The Facility also includes provisions whereby if the global availability is less than $218.8 million, or the European availability is below $37.5 million, the company’s cash collections go first to the Agent to satisfy outstanding borrowings. Further, if total availability falls below $187.5 million, a fixed charge coverage ratio test is required which could effectively eliminate additional borrowing under the Facility. Any event of default that is not cured within the permitted period, including non-payment of amounts when due, any debt in excess of $25 million becoming due before the scheduled maturity date, or the acquisition of more than 40% of the ownership of the company by any person or group, could result in a termination of the Facility and all amounts outstanding becoming immediately due and payable.

At December 25, 2010, we had approximately $674 million of available credit under our asset based credit facility (the “Facility”). At December 25, 2010, the company’s borrowings under the Facility totaled $52.5 million at an effective interest rate of approximately 3.49%. The maximum month end amount outstanding during 2010 occurred in November at approximately $73.4 million. There were also letters of credit outstanding under the Facility at year end totaling approximately $119.0 million. An additional $0.2 million of letters of credit were outstanding under separate agreements. Average borrowings under the Facility in the fourth quarter of 2010 were approximately $33.9 million at an average interest rate of 3.56%. The maximum monthly average in 2010 occurred in December at approximately $67.3 million. We did not borrow under the Facility during the first three quarters of 2010.

In addition to our borrowings under the Facility, we had short-term borrowings of $1.2 million at 2010 year end. These borrowings primarily represent outstanding balances under various local currency credit facilities for our international subsidiaries that had an effective interest rate at the end of the year of approximately 6%. The maximum month end and monthly average amounts were $53.5 million and $52.1 respectively, both occurring in the month of August. The maximum month end and monthly average amounts includes debt related to two operating subsidiaries in the International Division that were sold during the fourth quarter of 2010. The majority of these short-term borrowings represent outstanding balances on uncommitted lines of credit, which do not contain financial covenants.

The company’s arrangement with a third party financial services company for our private label credit cards is scheduled for renewal during 2011. We anticipate successfully renewing or replacing this arrangement. See our discussion under “Off-Balance Sheet Arrangements” for additional information.

Redeemable Preferred Stock

On June 23, 2009, we issued 274,596 shares of 10.00% Series A Redeemable Convertible Participating Perpetual Preferred Stock (“Series A Preferred Stock”), and 75,404 shares of 10.00% Series B Redeemable Conditional Convertible Participating Perpetual Preferred Stock (“Series B Preferred Stock” and, together with Series A Preferred Stock the “Preferred Stock”) for net proceeds of approximately $325 million. Each share of Preferred Stock has an initial liquidation preference of $1,000 and the conversion rate of $5.00 per common share allow the two series of preferred stock to be initially convertible into 70 million shares of common stock. The conversion rate is subject to anti-dilution adjustments. The conversion and voting rights features of these shares were approved by the shareholders in 2009.

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

The quarterly dividends of $9.2 million were paid in cash on April 1, 2010, July 1, 2010 and October 1, 2010. The dividend of $9.2 million for the fourth quarter of 2010 was paid in cash on January 3, 2011. Dividends accrued during 2009 were paid in-kind, with the stated-rate dividend added to the liquidation preference of the respective Series A and Series B Preferred Stock. For accounting purposes, the company measured the in-kind dividend at fair value using a binomial simulation model. The increase in fair value over the stated rate was charged against additional paid-in capital and added to the Preferred Stock carrying value of the Preferred Stock but provides no additional benefit to the Preferred Stock holders.

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

Cash Flows

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

(Dollars in millions)	2010	2009	2008
Operating activities	$199.7	$296.4	$468.3
Investing activities	(213.3)	25.3	(338.7)
Financing activities	(5.7)	173.3	(186.3)

Operating Activities

The decrease in net cash provided by operating activities in 2010 primarily reflects a reduction in business performance related to weak economic conditions. Depreciation and amortization decreased by approximately $16 million year over year primarily reflecting the accelerated depreciation of fixed assets related to Charges recorded during 2009. The decrease in charges for losses on inventories and receivables resulted from lower levels of bad debt expense and charges for shrinkage in 2010, compared to 2009. As previously discussed, the company wrote off approximately $51 million of Construction In Progress related to impairment of certain software applications during the fourth quarter of 2010. This represents a non-cash expense, and therefore, it has been added back to our net earnings in the Consolidated Statements of Cash Flows to arrive at cash provided by operating activities. The company’s year-to-date 2010 earnings included recognition of non-cash settlements of certain tax positions relating to open tax years and the release of certain valuation allowances in foreign jurisdictions. During the third quarter of 2009, non-cash valuation allowance charges of approximately $322 million were recognized related to deferred tax assets in the U. S. and foreign tax jurisdictions. The 2009 period net loss included significant non-cash Charges that increased working capital accruals for severance and lease obligations. Working capital was a use of cash of approximately $177 million in 2010 and source of cash of approximately $207 million in 2009. The working capital use of cash in 2010 reflects cash payments of approximately $76 million related to these prior restructuring efforts, as well as payments on other accruals, and an increase in inventories. The source of cash in 2009 was driven by our continued focus on collecting accounts receivable balances and controlling our inventory levels. Working capital is influenced by a number of factors, including the aging of inventory and timing of vendor payments. The timing of payments is subject to variability during the year depending on a variety of factors, including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, see Note A of the Notes to Consolidated Financial Statements.

Investing Activities

We invested $169 million, $131 million and $330 million in capital expenditures during 2010, 2009 and 2008, respectively. The 2010 activity primarily includes investments in information technology, distribution network infrastructure costs and the remodeling of retail stores. In 2009, capital expenditures related to the investment in information technology and distribution network infrastructure costs. Capital expenditures increased during 2010 due to the fact that we significantly reduced our capital expenditures in 2009 in response to the global economic crisis. We currently estimate that total capital expenditures will be approximately $180 million in 2011 for activities such as new retail stores and ongoing maintenance across all Divisions.

Proceeds from the disposition of assets in 2010 include $25 million related to the sale of a data center, sale of a retail store and assets held for sale. In 2009 and 2008 proceeds from sale-leaseback transactions of $116 million and $67 million, respectively were included within proceeds from the disposition of assets. Additionally, we received proceeds of $8 million in connection with the sale of two operating subsidiaries in the International Division in the fourth quarter of 2010, and we used $33 million to complete two prior acquisitions. In 2009, we also completed the sale of an asset previously classified as a capital lease, resulting in proceeds of approximately $29 million. We placed restricted cash on deposit in the amount of $47 million and $6 million, respectively, for transactions that were pending at the end of 2010 and 2008.

Financing Activities

Net cash used in financing activities totaled $6 million compared to a source of cash of $173 million in 2009. The use in 2010 resulted from the cash dividends paid on our convertible preferred stock of approximately $28 million. Net cash used in financing activities primarily resulted from short-term borrowings under the Facility offset by payments of approximately $30 million. At the end of 2010, borrowings under the Facility totaled approximately $53 million. The source in 2009 resulted from our issuance of redeemable preferred stock during the second quarter. Uses of cash during 2009 period resulted from repayments of borrowings on our asset based credit facility, which totaled $139 million, and $37 million in capital lease payments. Also, during 2009, we incurred approximately $19 million in debt as a result of a land sale-leaseback that was treated as a financing transaction as well as approximately $5 million of other short-term borrowings.

Off-Balance Sheet Arrangements

We maintain a merchant services agreement with a third-party financial services company related to our private label credit card program. Under the terms of this agreement, we do not own, but have recourse for most private label credit card receivables. This arrangement is a component of our overall liquidity resources, which we consider adequate to satisfy our cash needs at least over the next twelve months. We record an estimate for losses on these receivables as a liability in our Consolidated Balance Sheets. This liability totaled approximately $14 million and $16 million at December 25, 2010 and December 26, 2009, respectively. The total outstanding balance of credit card receivables was approximately $124 million and $148 million at December 25, 2010 and December 26, 2009, respectively. Backing the liability is a letter of credit in the amount of $17.5 million. The company’s arrangement with this third party financial services company is scheduled for renewal during 2011. We anticipate successfully renewing or replacing this arrangement.

During the second quarter of 2010, the company cancelled the accounts receivable factoring arrangement established during 2009 in Europe without having sold any receivables.

As of December 25, 2010, we had no off-balance sheet arrangements, other than the agreements described in the preceding paragraph and operating leases, which are included in the table below.

Contractual Obligations

The following table summarizes our contractual cash obligations at December 25, 2010, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1 - 3 years	4 -5 years	After 5 years
Contractual Obligations
Long-term debt obligations (1)	$508.6	$28.8	$456.8	$4.2	$18.8
Short-term borrowings and other (2)	53.7	53.7	—	—	—
Capital lease obligations (3)	393.1	33.8	61.8	61.3	236.2
Operating lease obligations (4)	2,431.0	473.1	769.8	518.4	669.7
Purchase obligations (5)	168.2	95.6	72.0	0.6	—
Other liabilities (6)	—	—	—	—	—

Total contractual cash obligations	$3,554.6	$685.0	$1,360.4	$584.5	$924.7

(1)

Long-term debt obligations consist primarily of our $400 million senior notes and the associated contractual interest payments. Also included in this amount are the expected payments (principal and interest) on certain long-term debt obligations related to our international subsidiaries.

(2)	Short-term borrowings consist of amounts outstanding under the Facility and subsidiary lines of credit.

(3)

The present value of these obligations are included on our Consolidated Balance Sheets. See Note F of the Notes to Consolidated Financial Statements for additional information about our capital lease obligations.

(4)

The operating lease obligations presented reflect future minimum lease payments due under the non-cancelable portions of our leases as of December 25, 2010. Our operating lease obligations are described in Note H of the Notes to Consolidated Financial Statements. In the table above, sublease income is distributed by period.

(5)

Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding on us that meet any of the following criteria: (1) they are non-cancelable, (2) we would incur a penalty if the agreement was cancelled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services. If the obligation is non-cancelable, the entire value of the contract is included in the table. If the obligation is cancelable, but we would incur a penalty if cancelled, the dollar amount of the penalty is included as a purchase obligation. If we can unilaterally terminate the agreement simply by providing a certain number of days notice or by paying a termination fee, we have included the amount of the termination fee or the amount that would be paid over the “notice period.” As of December 25, 2010, purchase obligations include television, radio and newspaper advertising, sports sponsorship commitments, telephone services, certain fixed assets and software licenses and service and maintenance contracts for information technology. Contracts that can be unilaterally terminated without a penalty have not been included.

(6)

Our Consolidated Balance Sheet as of December 25, 2010 includes $514 million classified as “Deferred income taxes and other long-term liabilities.” This caption primarily consists of our net long-term deferred income taxes, the unfunded portion of our pension plan, deferred lease credits, liabilities under our deferred compensation plans, and accruals for uncertain tax positions. These liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. As of December 25, 2010, accruals for uncertain tax positions, net of items offset by net operating losses, totaled approximately $72 million. See Note G of the Notes to Consolidated Financial Statements for additional information regarding our deferred tax positions and accruals for uncertain tax positions and Note I for a discussion of our employee benefit plans, including the pension plan and the deferred compensation plan. The table above includes scheduled, acquisition-related payments.

In addition to the above, we have outstanding letters of credit totaling $119 million at December 25, 2010.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies can be found in Note A of the Notes to Consolidated Financial Statements. We have also identified certain accounting policies that we consider critical to understanding our business and our results of operations and we have provided below additional information on those policies.

Vendor arrangements — Our inventory purchases from vendors are generally under arrangements that automatically renew until cancelled with periodic updates or annual negotiated agreements. Many of these arrangements require the vendors to make payments to us or provide credits to be used against purchases if and when certain conditions are met. We generally refer to these arrangements as “vendor programs,” and they typically fall into two broad categories, with some underlying sub-categories. The first category is volume-based rebates. Generally, our product costs per unit decline as higher volumes of purchases are reached. Many of our vendor agreements provide that we pay higher per unit costs prior to reaching a predetermined tier, at which time the vendor rebates the per unit differential on past purchases, and also applies the lower cost to future purchases until the next milestone is reached. Current accounting rules provide that companies with a sound basis for estimating their full year purchases, and therefore the ultimate rebate level, can use that estimate to value inventory and cost of goods sold throughout the year. We believe our history of purchases with many vendors provides us with a sound basis for our estimates of purchase volume. If the anticipated volume of purchases is not reached, however, or if we form the belief at any given point in the year that it is not likely to be reached, cost of goods sold and the remaining inventory balances are adjusted to reflect that change in our outlook. We review sales projections and related purchases against vendor program estimates at least quarterly and adjust these balances accordingly. During 2010, the company expanded the number of arrangements that eliminated this tiered purchase rebate mechanism in exchange for a lower price throughout the year. An increase in these arrangements could further reduce the potential variability in gross margin from changes in volume-based estimates.

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

We also recognize an expense in cost of sales for our estimate of physical inventory loss from theft, short shipment and other factors – referred to as inventory shrink. During the year, we adjust the estimate of our shrink rate accrual following on-hand adjustments and our physical inventory results. These changes in estimates may result in volatility within the year or impact comparisons to other periods.

During 2008, we lowered our inventory levels to lessen working capital requirements and reduce obsolescence risk. Also, following a strategic review of our business in December 2008, we decided to close certain underperforming stores in North America. To facilitate these closures, we contracted with a liquidation firm that guaranteed the amount to be realized for the inventory in those stores. During the fourth quarter of 2008, we recognized a $15 million Charge to adjust that inventory to the net contracted value. That adjustment had no impact on the remaining inventory in other stores or in our supply chain. During 2009, we completed the closure of stores in North America and Japan and certain DCs. In conjunction with these closures, we recognized an additional $13 million Charge to facilitate inventory liquidation. The company has no current plans for significant additional closures that could result in similar charges, though some level of closures should be anticipated each year.

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

In addition to the decision about whether or not to close a store, store assets are regularly reviewed for recoverability of their carrying amounts. The recoverability assessment requires judgment and estimates of a store’s future cash flows. Our impairment analysis builds a cash flow model at the individual store level, beginning with recent store performance and trending the anticipated future results based on chain-wide and individual store initiatives. If the anticipated cash flows of a store cannot support the carrying amount of the store’s assets and the fair value of the store’s assets is less than the carrying value, an impairment charge is recorded to operations as a component of store and warehouse operating and selling expenses. To the extent that management’s estimates of future performance are not realized, future assessments could result in material impairment charges. During 2008, we recognized impairment charges of approximately $98 million, which were primarily driven by the significant economic downturn.

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

Because of the downturn in our performance during this recessionary period, as well as the significant restructuring activities and charges we have taken in response, we established valuation allowances totaling approximately $322 million during 2009. The charge to establish the valuation allowance followed the third quarter 2009 condition of reaching or nearly reaching a 36 month cumulative loss position in two taxing jurisdictions. Judgment is required in projecting when operations will be sufficiently positive to allow a conclusion that utilization of the deferred tax assets will once again be more likely than not. Positive performance in subsequent periods and projections of future positive performance will need to be evaluated against this existing negative evidence. A valuation allowance in one foreign jurisdiction was removed during 2010, resulting in recognition of a $10 million tax benefit. Our effective tax rate in future periods may be positively or negatively impacted by changes in related judgments or pre-tax operations. Deferred tax assets without valuation allowances remain in certain foreign tax jurisdictions.

In addition to judgments associated with valuation accounts, our current tax provision can be affected by our mix of income and identification or resolution of uncertain tax positions. Because income from domestic and international sources may be taxed at different rates, the shift in mix during a year or over years can cause the effective tax rate to change. We base our rate during the year on our best estimate of an annual effective rate, and update those estimates quarterly, with the cumulative effect of a change in the anticipated annual rate reflected in the tax provision of that period. Such changes can result in significant interim reporting volatility. For example, during 2010, our effective tax rate, separate from discrete items, changed each quarter. We began the year at an estimated annual effective tax rate of approximately 35% and ended at approximately 80% for the fourth quarter and full year of 2010. This volatility reflected changes in our projected earnings levels, the mix of income, carryback opportunities and the impact of valuation allowances in certain jurisdictions.

We file our tax returns based on our best understanding of the appropriate tax rules and regulations. However, complexities in the rules and our operations, as well as positions taken publicly by the taxing authorities, may lead us to conclude that accruals for uncertain tax positions are required. We generally maintain accruals for uncertain tax positions until examination of the tax position is completed by the taxing authority, available review periods expire, or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount.

Preferred stock paid-in-kind dividends — In June 2009, we issued $350 million of redeemable preferred stock. The preferred stock carries a stated dividend of 10%, subject to future decreases in certain circumstances, and allows for payment in cash or an increase in the preferred stock’s liquidation preference. The valuation for accounting purposes of the dividend paid in-kind requires significant judgment to determine the estimated fair value. The company has used a binomial simulation model to measure values of multiple possible outcomes of the various provisions in the agreements that could impact whether the dividend rate would change based on future stock price performance, whether the company would issue a notice to call the preferred shares and whether the holders would convert their preferred stock into common stock. While the fair value of preferred stock dividends paid in-kind has no standing in the contractual rights to liquidation preference of the preferred shareholders nor any cash impact on the company, it impacts the measurement of net income available to common shareholders and reduces earnings per share. Changes in the valuation assumptions such as the risk adjusted rate, stock price volatility and time to call or convert can impact the estimated fair value and therefore the amount reported as net income available to common shareholders and earnings per share. However, the valuation is most sensitive to changes in the underlying common stock price. The company believes the model used to estimate fair value is reasonable and appropriate, but the reported dividend amount could change significantly in future periods based on changes in the underlying common stock price and the model inputs. The company paid all Preferred Stock dividends accrued for 2010 in cash.

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

Economic Factors — Our customers in the North American Retail Division and the International Division and many of our customers in the North American Business Solutions Division are predominantly small and home office businesses. Accordingly, these customers may continue to curtail their spending in reaction to macroeconomic conditions, such as changes in the housing market and commodity costs, higher credit costs, credit availability and other factors. The downturn in the global economy experienced over the past two years negatively impacted our sales and profits.

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

We have market risk exposure related to interest rates, foreign currency exchange rates, and commodities. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates over the next year. Interest rate changes on obligations may result from external market factors, as well as changes in our credit rating. We manage our exposure to market risks at the corporate level. The portfolio of interest-sensitive assets and liabilities is monitored and adjusted to provide liquidity necessary to satisfy anticipated short-term needs. Our risk management policies allow the use of specified financial instruments for hedging purposes only; speculation on interest rates, foreign currency rates, or commodities is not permitted.

Interest Rate Risk

We are exposed to the impact of interest rate changes on cash, cash equivalents and debt obligations. The impact on cash and short-term investments held at the end of 2010 from a hypothetical 10% decrease in interest rates would be a decrease in interest income of less than $1 million.

Market risk associated with our debt portfolio is summarized below:

	2010			2009
(Dollars in thousands)	Carrying Value	Fair Value	Risk Sensitivity	Carrying Value	Fair Value	Risk Sensitivity
$400 million senior notes	$400,067	$398,000	$4,800	$400,172	$345,966	$5,420
Asset based credit facility	$52,488	$52,488	$—	$—	$—	$—

The risk sensitivity of fixed rate debt reflects the estimated increase in fair value from a 50 basis point decrease in interest rates, calculated on a discounted cash flow basis. The sensitivity of variable rate debt reflects the possible increase in interest expense during the next period from a 50 basis point change in interest rates prevailing at year-end.

Foreign Exchange Rate Risk

We conduct business in various countries outside the United States where the functional currency of the country is not the U.S. dollar. While our company sells directly or indirectly to customers in 53 countries, the principal operations of our International Division are in countries with Euro, British Pound and Mexican Peso functional currencies. We continue to assess our exposure to foreign currency fluctuation against the U.S. dollar. As of December 25, 2010, a 10% change in the applicable foreign exchange rates would result in an increase or decrease in our pretax earnings of approximately $18 million.

Although operations generally are conducted in the relevant local currency, we also are subject to foreign exchange transaction exposure when our subsidiaries transact business in a currency other than their own functional currency. This exposure arises primarily from inventory purchases in a foreign currency. At December 25, 2010, the notional amount of foreign exchange forward contracts to hedge certain inventory exposures was $52 million. This amount was $57 million at its highest point during 2010. Also, from time-to-time, we enter into foreign exchange forward transactions to protect against possible changes in exchange rates related to scheduled or anticipated cash movements among our operating entities.

Generally, we evaluate the performance of our international businesses by focusing on the “local currency” results of the business, and not with regard to the translation into U.S. dollars, as the latter is impacted by external factors.

Commodities Risk

We operate a large network of stores and delivery centers around the globe. As such, we purchase significant amounts of fuel needed to transport products to our stores and customers as well as pay shipping costs to import products from overseas. We are exposed to potential changes in the underlying commodity costs associated with this transport activity. As of December 25, 2010, a 10% change in domestic commodity costs would result in an increase or decrease in our operating profit of approximately $4 million.

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

NEW ACCOUNTING STANDARDS

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows. However, the Financial Accounting Standards Board has issued proposed accounting rules relating to leasing transactions that, if passed in their current form, would have significant impacts to our financial statements. Among other things, the current proposal would create a right of use asset and corresponding liability on the balance sheet measured at the present value of minimum lease payments, record amortization of the right of use asset and implied interest of the liability on the statement of operations and characterize a portion of the lease payments as financing activities rather than operating activities on the statement of cash flow. These proposed changes in accounting rules would have no direct economic impact to the company.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides protection from liability in private lawsuits for “forward-looking” statements made by public companies under certain circumstances, provided that the public company discloses with specificity the risk factors that may impact its future results. We want to take advantage of the “safe harbor” provisions of the Reform Act. This Annual Report on Form 10-K contains both historical information and other information that you can use to infer future performance. Examples of historical information include our annual financial statements and the commentary on past performance contained in our MD&A. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that, with the exception of information that is historical, all the information contained in this Annual Report on Form 10-K should be considered to be “forward-looking statements” as referred to in the Reform Act. Without limiting the generality of the preceding sentence, any time we use the words “estimate,” “project,” “intend,” “expect,” “believe,” “anticipate,” “continue” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. Certain information in our MD&A is clearly forward-looking in nature, and without limiting the generality of the preceding cautionary statements, we specifically advise you to consider all of our MD&A in the light of the cautionary statements set forth herein.

Forward-looking information involves future risks and uncertainties. Much of the information in this report that looks towards future performance of our company is based on various factors and important assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements in this Annual Report on Form 10-K. Significant factors that could impact our future results are provided in Item 1A. Risk Factors included in this Annual Report on Form 10-K. Other risk factors are incorporated into the text of our MD&A, which should itself be considered a statement of future risks and uncertainties, as well as management’s view of our businesses.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See the information in the “Market Sensitive Risks and Positions” subsection of Management’s Discussion and Analysis of Financial Condition and Results of Operation set forth in Item 7 hereof.

Item 8. Financial Statements and Supplementary Data.

See Item 15(a) in Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Based on management’s evaluation which included the participation of the company’s Interim Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), as of December 25, 2010, the company’s CEO and CFO concluded that the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Act”), were effective to provide reasonable assurance that information required to be disclosed by the company in reports that the company files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There have been no changes in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of Office Depot is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Act. Our Internal Control structure is designed to provide reasonable assurance to our management and the board of directors regarding the reliability of financial reporting and the preparation and fair presentation of our financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In evaluating our Internal Control, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management has concluded that the company’s internal control over financial reporting was effective as of December 25, 2010.

Our internal control over financial reporting as of December 25, 2010, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is provided below.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Office Depot, Inc.:

We have audited the internal control over financial reporting of Office Depot, Inc. and subsidiaries (the “Company”) as of December 25, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended December 25, 2010 of the Company and our report dated February 22, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

February 22, 2011

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information concerning our executive officers is set forth in Item 1 of this Form 10-K under the caption “Executive Officers of the Registrant.”

Information required by this item with respect to our directors and the nomination process is contained in the proxy statement for our 2011 Annual Meeting of Shareholders to be filed with the SEC (the “Proxy Statement”) under the heading “Election of Directors” and is incorporated by reference in this Annual Report on Form 10-K (this “Annual Report”).

Information required by this item with respect to our audit committee and our audit committee financial experts is contained in the Proxy Statement under the heading “Committees of Our Board of Directors – Audit Committee” and is incorporated by reference in this Annual Report.

Information required by this item with respect to compliance with Section 16(a) of the Exchange Act is contained in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference in this Annual Report.

Our Code of Ethical Behavior is in compliance with applicable rules of the SEC that applies to our principal executive officer, our principal financial officer, and our principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethical Behavior is available free of charge on the “Investor Relations” section of our web site at www.officedepot.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethical Behavior by posting such information on our web site at the address and location specified above.

Item 11. Executive Compensation.

Information required by this item with respect to executive compensation and director compensation is contained in the Proxy Statement under the headings “Compensation Discussion & Analysis” and “Director Compensation,” respectively, and is incorporated by reference in this Annual Report.

The information required by this item with respect to compensation committee interlocks and insider participation is contained in the Proxy Statement under the heading “Compensation Committee Interlocks and Insider Participation” and is incorporated by reference in this Annual Report.

The compensation committee report required by this item is contained in the Proxy Statement under the heading “Compensation Committee Report” and is incorporated by reference in this Annual Report.

The information required by this item with respect to compensation policies and practices as they relate to the company’s risk management is contained in the Proxy Statement under the heading “Board of Directors’ Role in Risk Oversight” and is incorporated by reference in this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item with respect to security ownership of certain beneficial owners and management is contained in the Proxy Statement under the heading “Stock Ownership Information” and is incorporated by reference in this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item with respect to such contractual relationships and director independence is contained in the Proxy Statement under the headings “Related Person Transactions Policy” and “Director Independence,” respectively, and is incorporated by reference in this Annual Report.

Item 14. Principal Accountant Fees and Services.

Information with respect to principal accounting fees and services and pre-approval policies are contained in the Proxy Statement under the headings “Audit and Other Fees” and “Audit Committee Pre-Approval Policies and Procedures” respectively, and is incorporated by reference in this Annual Report.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

1.	The financial statements listed in “Index to Financial Statements.”

2.	The financial statement schedules listed in “Index to Financial Statement Schedules.”

3.	The exhibits listed in the “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of February 2011.

OFFICE DEPOT, INC.

By	/s/ NEIL R. AUSTRIAN
Neil R. Austrian Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 22, 2011.

Signature	Capacity

/s/ NEIL R. AUSTRIAN Neil R. Austrian	Interim Chief Executive Officer (Principal Executive Officer) and Chairman, Board of Directors

/s/ MICHAEL D. NEWMAN Michael D. Newman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MARK E. HUTCHENS Mark E. Hutchens	Senior Vice President and Controller (Principal Accounting Officer)

/s/ LEE A. AULT, III Lee A. Ault, III	Director

/s/ JUSTIN BATEMAN Justin Bateman	Director

/s/ DAVID W. BERNAUER David W. Bernauer	Director

/s/ THOMAS J. COLLIGAN Thomas J. Colligan	Director

/s/ MARSHA JOHNSON EVANS Marsha Johnson Evans	Director

/s/ DAVID I. FUENTE David I. Fuente	Director

/s/ BRENDA J. GAINES Brenda J. Gaines	Director

/s/ MYRA M. HART Myra M. Hart	Director

/s/ W. SCOTT HEDRICK W. Scott Hedrick	Director

/s/ KATHLEEN MASON Kathleen Mason	Director

/s/ JAMES RUBIN James Rubin	Director

/s/ RAYMOND SVIDER Raymond Svider	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Office Depot, Inc.:

We have audited the accompanying consolidated balance sheets of Office Depot, Inc. and subsidiaries (the “Company”) as of December 25, 2010 and December 26, 2009, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 25, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Office Depot, Inc. and subsidiaries at December 25, 2010 and December 26, 2009, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 25, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 25, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

February 22, 2011

OFFICE DEPOT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 25, 2010	December 26, 2009
ASSETS
Current assets:
Cash and cash equivalents	$627,478	$659,898
Receivables, net of allowances of $28,047 in 2010 and $32,802 in 2009	1,026,500	1,121,160
Inventories	1,233,657	1,252,929
Prepaid expenses and other current assets	203,020	172,342

Total current assets	3,090,655	3,206,329
Property and equipment, net	1,157,013	1,277,655
Goodwill	19,431	19,431
Other intangible assets	21,840	25,333
Deferred income taxes	33,319	81,706
Other assets	330,108	279,892

Total assets	$4,652,366	$4,890,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,080,276	$1,081,381
Accrued expenses and other current liabilities	1,188,233	1,280,296
Income taxes payable	2,568	6,683
Short-term borrowings and current maturities of long-term debt	72,368	59,845

Total current liabilities	2,343,445	2,428,205
Deferred income taxes and other long-term liabilities	514,218	654,851
Long-term debt, net of current maturities	659,820	662,740

Total liabilities	3,517,483	3,745,796

Commitments and contingencies
Redeemable preferred stock, net (liquidation preference – $368,516 in 2010 and $368,116 in 2009)	355,979	355,308

Stockholders’ equity:
Office Depot, Inc. stockholders’ equity:
Common stock – authorized 800,000,000 shares of $.01 par value; issued and outstanding shares – 283,059,236 in 2010 and 280,652,278 in 2009	2,831	2,807
Additional paid-in capital	1,164,823	1,193,157
Accumulated other comprehensive income	223,807	238,379
Accumulated deficit	(555,303)	(590,195)
Treasury stock, at cost – 5,915,268 shares in 2010 and 2009	(57,733)	(57,733)

Total Office Depot, Inc. stockholders’ equity	778,425	786,415
Noncontrolling interest	479	2,827

Total stockholders’ equity	778,904	789,242

Total liabilities and stockholders’ equity	$4,652,366	$4,890,346

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	2010	2009	2008
Sales	$11,633,094	$12,144,467	$14,495,544
Cost of goods sold and occupancy costs	8,275,957	8,752,283	10,489,785

Gross profit	3,357,137	3,392,184	4,005,759

Store and warehouse operating and selling expenses	2,684,301	2,907,900	3,322,662
Goodwill and trade name impairments	—	—	1,269,893
Other asset impairments	51,295	26,175	222,379
General and administrative expenses	658,832	723,114	743,174
Amortization of deferred gain on sale of building	—	—	(7,308)

Operating loss	(37,291)	(265,005)	(1,545,041)

Other income (expense):
Interest income	4,663	2,396	10,013
Interest expense	(58,498)	(65,628)	(68,286)
Miscellaneous income, net	34,451	17,085	23,666

Loss before income taxes	(56,675)	(311,152)	(1,579,648)
Income tax expense (benefit)	(89,985)	287,572	(98,645)

Net earnings (loss)	33,310	(598,724)	(1,481,003)
Less: Net loss attributable to the noncontrolling interest	(1,582)	(2,259)	(2,065)

Net earnings (loss) attributable to Office Depot, Inc.	34,892	(596,465)	(1,478,938)
Preferred stock dividends	37,113	30,506	—

Net loss attributable to common shareholders	$(2,221)	$(626,971)	$(1,478,938)

Net earnings (loss) per share:
Basic	$(0.01)	$(2.30)	$(5.42)
Diluted	(0.01)	(2.30)	(5.42)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	2010	2009	2008
Net earnings (loss)	$33,310	$(598,724)	$(1,481,003)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(32,224)	25,769	(248,591)
Amortization of gain on cash flow hedge	(1,659)	(1,659)	(1,659)
Change in deferred pension	19,942	(7,523)	(24,128)
Change in deferred cash flow hedge	(51)	4,657	(4,657)
Other	(246)	246	—

Total other comprehensive income (loss), net of tax	(14,238)	21,490	(279,035)

Comprehensive income (loss)	19,072	(577,234)	(1,760,038)
Less: comprehensive income (loss) attributable to the noncontrolling interest	(1,248)	(1,951)	(2,381)

Comprehensive income (loss) attributable to Office Depot, Inc.	$20,320	$(575,283)	$(1,757,657)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 29, 2007	428,777,625	$4,288	$1,784,184		$495,916	$3,783,805	$(2,984,349)	$15,564	$3,099,408
Acquisition of majority-owned subsidiaries								5,995	5,995
Purchase of subsidiary shares from noncontrolling interest								(14,295)	(14,295)
Comprehensive loss, net of tax:
Net loss				(1,481,003)		(1,478,938)		(2,065)	(1,481,003)
Foreign currency translation adjustments				(248,591)	(248,275)			(316)	(248,591)
Change in deferred pension				(24,128)	(24,128)				(24,128)
Amortization of gain on cash flow hedge				(1,659)	(1,659)				(1,659)
Change in deferred cash flow hedge				(4,657)	(4,657)				(4,657)

Comprehensive loss, net of tax				$(1,760,038)					$(1,760,038)

Acquisition of treasury stock							(944)		(944)
Retirement of treasury stock	(149,940,718)	(1,499)	(626,889)			(2,298,597)	2,926,985		—
Grant of long-term incentive stock	2,307,993	23	(23)						—
Forfeiture of restricted stock	(465,175)	(5)	1						(4)
Exercise of stock options (including income tax benefits and withholding)	109,744	1	(1,222)						(1,221)
Issuance of stock under employee stock purchase plans	10,666	—	(785)						(785)
Direct stock purchase plans			(228)				361		133
Amortization of long-term incentive stock grant			39,584						39,584

Balance at December 27, 2008	280,800,135	2,808	1,194,622		217,197	6,270	(57,947)	4,883	1,367,833
Purchase of subsidiary shares from noncontrolling interest								(105)	(105)
Comprehensive loss, net of tax:
Net loss				(598,724)		(596,465)		(2,259)	(598,724)
Foreign currency translation adjustments				25,769	25,461			308	25,769
Change in deferred pension				(7,523)	(7,523)				(7,523)
Amortization of gain on cash flow hedge				(1,659)	(1,659)				(1,659)
Change in deferred cash flow hedge				4,657	4,657				4,657
Other				246	246				246

Comprehensive loss, net of tax				$(577,234)					$(577,234)

Preferred stock dividends			(30,506)						(30,506)
Grant of long-term incentive stock	258,074	3	(3)						—
Forfeiture of restricted stock	(405,931)	(4)	—						(4)
Share-based payments (including income tax benefits and withholding)			(4,096)						(4,096)
Direct stock purchase plans			(179)				214		35
Amortization of long-term incentive stock grant			33,319						33,319

Balance at December 26, 2009	280,652,278	$2,807	$1,193,157		$238,379	$(590,195)	$(57,733)	$2,827	$789,242
Disposition of majority-owned subsidiaries								2,523	2,523
Purchase of subsidiary shares from noncontrolling interest			(16,066)					(3,623)	(19,689)
Comprehensive income, net of tax:
Net loss				33,310		34,892		(1,582)	33,310
Foreign currency translation adjustments				(32,224)	(32,558)			334	(32,224)
Change in deferred pension				19,942	19,942				19,942
Amortization of gain on cash flow hedge				(1,659)	(1,659)				(1,659)
Change in deferred cash flow hedge				(51)	(51)				(51)
Other				(246)	(246)				(246)

Comprehensive loss, net of tax				$19,072					$19,072

Preferred stock dividends			(37,113)						(37,113)
Grant of long-term incentive stock	223,762	2	(2)						—
Forfeiture of restricted stock	(236,512)	(2)							(2)
Exercise of stock options (including income tax benefits and withholding)	2,419,708	24	4,004						4,028
Amortization of long-term incentive stock grant			20,843						20,843

Balance at December 25, 2010	283,059,236	$2,831	$1,164,823		$223,807	$(555,303)	$(57,733)	$479	$778,904

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$33,310	$(598,724)	$(1,481,003)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	208,319	224,115	254,099
Charges for losses on inventories and receivables	57,824	80,178	140,058
Net earnings from equity method investments	(30,635)	(30,579)	(37,113)
Dividends received	—	13,931	—
Goodwill and trade name impairments	—	—	1,269,893
Other asset impairments	51,295	26,175	222,379
Compensation expense for share-based payments	20,840	33,316	39,561
Deferred income taxes and valuation allowances on deferred tax assets	15,551	325,886	(108,099)
Loss (gain) on disposition of assets	8,709	7,655	(13,443)
Other operating activities	11,501	7,199	(5,547)
Changes in assets and liabilities:
Decrease (increase) in receivables	(2,440)	126,131	133,162
Decrease (increase) in inventories	(87,724)	37,583	249,849
Net decrease (increase) in prepaid expenses and other assets	(17,694)	28,165	(16,986)
Net increase (decrease) in accounts payable, accrued expenses and other long-term liabilities	(69,144)	15,408	(178,554)

Total adjustments	166,402	895,163	1,949,259

Net cash provided by operating activities	199,712	296,439	468,256

Cash flows from investing activities:
Capital expenditures	(169,452)	(130,847)	(330,075)
Acquisitions, net of cash acquired, and related payments	(32,738)	—	(102,752)
Purchase of assets held for sale and sold	—	—	(38,537)
Proceeds from disposition of assets and other	35,393	150,131	120,632
Restricted cash for pending transaction	(46,509)	—	(6,037)
Release of restricted cash	—	6,037	18,100

Net cash provided by (used in) investing activities	(213,306)	25,321	(338,669)

Cash flows from financing activities:
Net proceeds from exercise of stock options and sale of stock under employee stock purchase plans	1,011	35	503
Tax benefit from employee share-based exercises	3,414	—	89
Treasury stock additions from employee related plans	—	—	(944)
Debt issuance costs	(4,688)	—	(40,793)
Proceeds from issuance of redeemable preferred stock, net	—	324,801	—
Dividends on redeemable preferred stock	(27,639)	—	—
Proceeds from issuance of borrowings	52,488	24,321	139,098
Payments on long- and short-term borrowings	(30,284)	(175,863)	(284,204)

Net cash provided by (used in) financing activities	(5,698)	173,294	(186,251)

Effect of exchange rate changes on cash and cash equivalents	(13,128)	9,099	(10,545)

Net increase (decrease) in cash and cash equivalents	(32,420)	504,153	(67,209)
Cash and cash equivalents at beginning of period	659,898	155,745	222,954

Cash and cash equivalents at end of period	$627,478	$659,898	$155,745

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Office Depot, Inc. (“Office Depot”) is a global supplier of office products and services under the Office Depot® brand and other proprietary brand names. As of December 25, 2010, we sold to customers in 53 countries throughout North America, Europe, Asia and Latin America. We operate wholly-owned entities, majority-owned entities or participate in other ventures covering 41 countries and have alliances in an additional 12 countries.

Basis of Presentation: The consolidated financial statements of Office Depot and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany transactions have been eliminated in consolidation. In addition to wholly owned subsidiaries, we consolidate entities where we control financial and operating policies but do not have total ownership. Noncontrolling interests are presented in the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity as a component of total stockholders’ equity and in the Consolidated Statements of Operations as a specific allocation of net earnings (loss). The equity method of accounting is used for our investments in which we do not control but we either share control equally or have significant influence. During 2010, we amended the shareholders’ agreement related to our venture in India such that control is now shared equally. The venture has been deconsolidated and is now accounted for under the equity method. We also participate in a joint venture selling office products and services in Mexico and Central and South America that is accounted for using the equity method with its results presented in miscellaneous income, net in the Consolidated Statements of Operations. See Note Q for information on our investment in Mexico. The December 26, 2009 balance sheet has been modified to combine short term deferred income taxes with prepaid expenses and other current assets, to conform to the December 25, 2010 presentation.

Fiscal Year: Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. All years presented are based on 52 weeks. Fiscal year 2011 will include 53 weeks.

Estimates and Assumptions: Preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and related notes. For example, estimates are required for, but not limited to, facility closure costs, asset impairments, amounts earned under vendor programs, contingencies and valuation allowances on deferred tax assets. Actual results may differ from those estimates.

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

Cash Equivalents: All short-term highly liquid securities with maturities of three months or less from the date of acquisition are classified as cash equivalents. Approximately $53 million and $7 million of restricted cash held on deposit was included in other current assets at December 25, 2010 and December 26, 2009, respectively. Approximately $47 million of restricted cash at the end of the year 2010 relates to an agreement to purchase an entity that is pending regulatory approval.

Cash Management: Our cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement accounts and cash concentration on a daily basis. Accounts payable and accrued expenses as of December 25, 2010 and December 26, 2009 included $64 million and $77 million, respectively, of amounts not yet presented for payment drawn in excess of disbursement account book balances, after considering existing offset provisions. We may borrow on a cost effective basis during the period, which may result in higher levels of borrowings and invested cash within the period. At the end of the period, cash may be used to minimize borrowings outstanding at the balance sheet date.

Receivables: Trade receivables, net, totaled $687.4 million and $770.1 million at December 25, 2010 and December 26, 2009, respectively. An allowance for doubtful accounts has been recorded to reduce receivables to an amount expected to be collectible from customers. The allowance recorded at December 25, 2010 and December 26, 2009 was $28.0 million and $32.8 million, respectively. We do not own, but have recourse for private label credit card receivables generated under our private label credit card program. The estimated fair value liability associated with risk of loss is included in accrued expenses.

Our exposure to credit risk associated with trade receivables is limited by having a large customer base that extends across many different industries and geographic regions. However, receivables may be adversely affected by an economic slowdown in the U.S. or internationally. No single customer accounted for more than 10% of our total sales in 2010, 2009 or 2008.

Other receivables are $339.1 million and $351.1 million as of December 25, 2010 and December 26, 2009, respectively, of which $198.3 million and $225.4 million are amounts due from vendors under purchase rebate, cooperative advertising and various other marketing programs.

Inventories: Inventories are stated at the lower of cost or market value and are reduced for inventory losses based on physical counts. In-bound freight is included as a cost of inventories. Also, certain vendor allowances that are related to inventory purchases are considered to reduce the product cost. The weighted average method is used to determine the cost of our inventory in North America and the first-in-first-out method is used for inventory held within our international operations.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired. Accounting rules require that we test at least annually for possible goodwill impairment. Unless conditions warrant earlier action, we perform our test in the fourth quarter of each year using a discounted cash flow analysis that requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. During 2008, we recognized an impairment charge of $1,213.3 million related to goodwill, which is reflected in goodwill and trade name impairments in the Consolidated Statements of Operations.

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

Impairment of Long-Lived Assets: Long-lived assets with identifiable cash flows are reviewed for possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is assessed at the lowest level of identifiable cash flows, considering the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized equal to the estimated fair value of the asset less its carrying value and any costs of disposition. Impairment losses of $2.3 million, $3.5 million and $97.7 million were recognized in 2010, 2009 and 2008, respectively, relating to certain under-performing retail stores. For additional discussion of material asset impairment charges recognized in 2008, see Note C.

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

Accruals for facility closure costs are based on the future commitments under contracts, adjusted for anticipated sublease benefits and discounted at the company’s risk-adjusted rate at the time of closing. We recorded charges relating to facilities closed totaling $5 million, $126 million and $10 million in 2010, 2009 and 2008, respectively. Additionally, we recognized charges to terminate existing commitments and to adjust remaining commitments to current market values. These charges totaled $5 million and $9 million in 2009 and 2008, respectively. The accrued balance relating to our future commitments under operating leases for our closed facilities was $133 million and $181 million at December 25, 2010 and December 26, 2009, respectively. The short-term and long-term components of this liability are included in accrued expenses and other long-term liabilities, respectively, on the Consolidated Balance Sheets.

Fair Value of Financial Instruments: The estimated fair values of financial instruments recognized in the Consolidated Balance Sheets or disclosed within these Notes to Consolidated Financial Statements have been determined using available market information, information from unrelated third-party financial institutions and appropriate valuation methodologies, primarily discounted projected cash flows. However, considerable judgment is required when interpreting market information and other data to develop estimates of fair value. See Note J for additional information on fair value.

Accounting for Stock-Based Compensation: We account for stock-based compensation using the fair value method of expense recognition. We use the Black-Scholes valuation model and recognize compensation expense on a straight-line basis over the requisite service period of the grant. We consider alternative models if grants have characteristics that cannot be reasonably estimated using this model.

Accrued Expenses: Included in accrued expenses and other current liabilities in our Consolidated Balance Sheets are accrued payroll-related amounts of approximately $273 million and $294 million at December 25, 2010 and December 26, 2009, respectively.

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

Franchise fees, royalty income and the sales of products to our franchisees and licensees are included in sales, while product costs are included in cost of goods sold and occupancy costs in the Consolidated Statements of Operations.

Shipping and Handling Fees and Costs: Income generated from shipping and handling fees is classified as revenues for all periods presented. Freight costs incurred to bring merchandise to stores and warehouses are included as a component of inventory and costs of goods sold. Freight costs incurred to ship merchandise to customers are recorded as a component of store and warehouse operating and selling expenses. Shipping costs, combined with warehouse handling costs, totaled $747.1 million in 2010, $767.6 million in 2009 and $911.2 million in 2008.

Advertising: Advertising costs are charged either to expense when incurred or, in the case of direct marketing advertising, capitalized and amortized in proportion to the related revenues over the estimated life of the material, which range from several months to up to one year.

Advertising expense recognized was $469.5 million in 2010, $453.3 million in 2009 and $525.7 million in 2008. Prepaid advertising costs were $40.9 million as of December 25, 2010 and $37.3 million as of December 26, 2009.

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

Comprehensive Income (Loss): Comprehensive income (loss) represents the change in stockholders’ equity from transactions and other events and circumstances arising from non-stockholder sources. Comprehensive income consists of net earnings (loss), foreign currency translation adjustments, realized or unrealized gains (losses) on investment securities that are available-for-sale, deferred pension gains (losses), and elements of qualifying cash flow hedges, net of applicable income taxes. As of December 25, 2010, and December 26, 2009, our Consolidated Balance Sheet reflected OCI in the amount of $224 million and $238 million, which consisted of $214 million and $247 million in foreign currency translation adjustments, $4 million and $6 million in unamortized gain on hedge and $6 million in deferred pension gain and $15 million in deferred pension loss, respectively.

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

NOTE B — REDEEMABLE PREFERRED STOCK

On June 23, 2009, Office Depot, Inc. issued 274,596 shares of 10.00% Series A Redeemable Convertible Participating Perpetual Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), and 75,404 shares of 10.00% Series B Redeemable Conditional Convertible Participating Perpetual Preferred Stock, par value $0.01 per share (“Series B Preferred Stock”), to funds advised by BC Partners, Inc. (the “Investors”), for $350 million (collectively, the “Preferred Stock”). The issued shares are out of 280,000 authorized shares of Series A Preferred Stock and 80,000 authorized shares of Series B Preferred Stock. Approval of conversion and voting rights for these shares was received at a special shareholders’ meeting on October 14, 2009.

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

Dividends are payable quarterly and will be paid in-kind or, in cash, only to the extent that the company has funds legally available for such payment and a cash dividend is declared by the company’s board of directors and allowed by credit facilities. If not paid in cash, an amount equal to the cash dividend due will be added to the liquidation preference and measured for accounting purposes at fair value. After the third anniversary of issuance, the dividend rate will be reduced to:

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

The board of directors approved cash dividends on the Preferred Stock for each of the quarterly periods of 2010. Dividends were accrued and paid in-kind for the quarterly periods of 2009. The stated-rate of those in-kind dividends were added to the liquidation preference of the respective Series A and Series B Preferred Stock. For accounting purposes, the dividends were measured at fair value using a binomial simulation model This technique resulted in a fair value estimate of approximately $30.5 million, or approximately $12.4 million above the increase in the liquidation preference amounts of the Preferred Stock. The liquidation preference and carrying value of the Preferred Stock was $368.5 million and $356.0 million at December 25, 2010 and $368.1 million and $355.3 million at December 26, 2009, respectively.

The Preferred Stock is redeemable, in whole or in part, at the option of the company at any time after June 23, 2012, subject to the right of the holder to first convert the preferred stock the company proposes to redeem. The redemption price is initially 107% of the liquidation preference amount plus any accrued but unpaid dividends and decreases by 1% each year until reaching 100% after June 23, 2019. At any time after June 23, 2011, if the closing price of the common stock is greater than or equal to $9.75 per share for a period of 20 consecutive trading days, the Preferred Stock is redeemable at 100% of the liquidation preference amount plus any accrued but unpaid dividends, in whole or in part, at the option of the company, subject to the right of the holder to first convert the Preferred Stock the company proposes to redeem. The Preferred Stock is redeemable at the option of the holder at 101% of the liquidation preference in the event of certain fundamental change provisions (as defined in the Certificate of Designations for each series), including sale, bankruptcy or delisting of our common stock.

In connection with the transaction, the company entered into an Investor Rights Agreement. Subject to certain exceptions, for so long as the Investors’ ownership percentage is equal to or greater than 10%, the approval of at least one of the directors designated to the company’s board of directors by the Investors is required for the company to incur any indebtedness for borrowed money in excess of $200 million in the aggregate during any fiscal year. In addition, at the current ownership percentage level, the Investors are entitled to nominate up to three members of the board of directors. Declining ownership percentages reduce the Investors’ board representation rights. Three directors designated by the Investors are current members of the company’s board of directors.

NOTE C — ASSET IMPAIRMENTS, EXIT COSTS AND OTHER CHARGES

Each of our three operating segments has been adversely affected by the downturn in the global economy in recent years. The company has taken actions to adapt to the changing and increasingly competitive conditions including closing stores and distribution centers (“DCs”), consolidating functional activities and disposing of businesses and assets. During 2010, 2009 and 2008, we have recognized significant charges from reorganization efforts and asset impairments. The charges recognized in 2009 and 2008 that related to a strategic review (the “Charges”) were managed at the corporate level and were excluded from measurement of Division operating profit.

In the fourth quarter of 2010, the company initiated additional activities to increase future operating performance, change the ownership structure of certain international investments and eliminate non-productive corporate assets. The 2010 charges included termination benefits and lease obligations accrued in Europe of approximately $6 million and $5 million respectively, a pre-tax loss on the sale of two operating subsidiaries in the International Division of approximately $11 million, a $51 million charge for the abandonment of software under development that will not be implemented and approximately $13 million associated with severance, accelerated vesting of share-based awards and compensation-related costs following the departure of the former CEO. The operations of the two subsidiaries sold were not material to the operations of the company. The loss on subsidiary sales and the severance and lease obligation accruals recognized in 2010 are included in Store and warehouse operating and selling expenses on the Consolidated Statements of Operations and are included in the measurement of segment operating profit for the International Division. The software impairment charge is presented on a separate line and the executive compensation costs are included in unallocated general and administrative expenses.

A summary of the Charges recognized during 2009 and 2008 and the line item presentation of these amounts in our accompanying Consolidated Statements of Operations is as follows.

(Dollars in millions, except per share amounts)	2009	2008
Cost of goods sold and occupancy costs	$13	$16
Store and warehouse operating and selling expenses	188	52
Goodwill and trade name impairments	—	1,270
Other asset impairments	26	114
General and administrative expenses	26	17

Total pre-tax Charges	$253	$1,469

The primary components of Charges include:

•

Retail Store Initiatives — We closed 126 stores in North America (six of which were closed in the fourth quarter of 2008, the remainder in 2009) and 27 stores in Japan. The stores closed were underperforming or stores that were no longer a strategic fit for the company. The Charges totaled $122 million and $104 million in 2009 and 2008, respectively. The 2009 Charges were primarily related to lease accruals, inventory write downs, severance expenses and other facility closure costs. The 2008 Charges related primarily to asset impairments, inventory write downs and lease accruals.

•

Supply Chain Initiatives — During 2009, we closed five DCs and six crossdock facilities in North America and consolidated our DCs in Europe. Charges related to these actions totaled approximately $57 million in 2009 and related primarily to lease accruals, inventory write downs, severance expenses and other facility closure costs. The 2008 Charges totaled approximately $22 million and consisted primarily of accelerated depreciation, severance related costs and lease accruals.

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

•

Headcount Reductions and Other Restructuring Activities — Severance and termination benefit costs associated with actions to centralize activities and eliminate geographic redundancies totaled approximately $22 million and $13 million during 2009 and 2008, respectively. During 2009, we also recorded Charges for contract terminations on certain leased assets totaling approximately $17 million and for other restructuring activities totaling approximately $7 million. Additionally, we recognized a non-cash loss of approximately $6 million in conjunction with the disposition of other assets during 2009. Charges for other restructuring activities in 2008 totaled approximately $60 million and related primarily to asset write downs and costs associated with the restructuring of our back office operations and call centers in Europe.

Although we do not expect to recognize new Charges under the 2009 and earlier programs, positive and negative adjustments to previously accrued amounts as well as accretion on discounted long-term accruals such as lease obligations will continue to impact our results in future periods. We currently estimate accretion of approximately $10 million for 2011 and declining amounts in subsequent periods. All such amortizations and settlements or adjustments to related accruals will be included in store and warehouse operating and selling expenses and recognized at the corporate level, outside of Division operating profit.

Exit cost accruals related to the activities described above are as follows:

(Dollars in millions)	Beginning Balance	Charges Incurred	Cash Payments	Non-cash settlements	Currency and Other Adjustments	Ending Balance
2010
Termination benefits	$13	$6	$(12)	$—	$(3)	$4
Asset impairments and accelerated depreciation	—	1	—	(1)	—	—
Lease and contract obligations	162	5	(64)	14	(4)	113

Total	$175	$12	$(76)	$13	$(7)	$117

2009
Cost of goods sold	$—	$13	$—	$(13)	$—	$—
Termination benefits	14	34	(33)	—	(2)	13
Asset impairments and accelerated depreciation	—	39	—	(39)	—	—
Lease and contract obligations	33	149	(57)	36	1	162
Other associated costs	—	18	(12)	(7)	1	—

Total	$47	$253	$(102)	$(23)	$—	$175

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

At least annually, we review our stores for possible impairment. Our impairment analysis is based on a cash flow model at the individual store level, beginning with recent store performance and forecasting the anticipated future results based on chain-wide and individual store initiatives. If the anticipated undiscounted cash flows of a store cannot support the carrying amount of the store’s assets, an impairment charge to bring the assets to estimated fair value is recorded to operations as a component of store and warehouse operating and selling expenses. Because of the downturn in our business in late 2008, we recorded store asset impairment charges totaling approximately $98 million in 2008. Store impairment charges totaled approximately $2 million and $3 million in 2010 and 2009, respectively.

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

NOTE D — PROPERTY AND EQUIPMENT

Property and equipment consisted of:

(Dollars in thousands)	December 25, 2010	December 26, 2009
Land	$36,447	$38,456
Buildings	340,748	354,630
Leasehold improvements	994,320	997,919
Furniture, fixtures and equipment	1,645,750	1,703,691

	3,017,265	3,094,696
Less accumulated depreciation	(1,860,252)	(1,817,041)

Total	$1,157,013	$1,277,655

The above table of property and equipment includes assets held under capital leases as follows:

(Dollars in thousands)	December 25, 2010	December 26, 2009
Buildings	$267,471	$269,232
Furniture, fixtures and equipment	49,969	43,443

	317,440	312,675
Less accumulated depreciation	(92,695)	(78,143)

Total	$224,745	$234,532

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

(Dollars in thousands)	North American Retail Division	North American Business Solutions Division	International Division	Total
Balance as of December 27, 2008
Goodwill	$1,842	$367,790	$863,134	$1,232,766
Accumulated impairment losses	(1,842)	(348,359)	(863,134)	(1,213,335)

	—	19,431	—	19,431
2009 Changes	—	—	—	—

Balance as of December 26, 2009
Goodwill	1,842	367,790	863,134	$1,232,766
Accumulated impairment losses	(1,842)	(348,359)	(863,134)	(1,213,335)

	—	19,431	—	19,431
2010 Changes

Balance as of December 25, 2010
Goodwill	1,842	367,790	863,134	$1,232,766
Accumulated impairment losses	(1,842)	(348,359)	(863,134)	(1,213,335)

	$—	$19,431	$—	$19,431

Other Intangible Assets

Indefinite-lived intangible assets related to acquired trade names were $5.6 million and $6.2 million, at December 25, 2010 and December 26, 2009, respectively, and are included in other intangible assets in the Consolidated Balance Sheets. Indefinite-lived intangibles are not subject to amortization. Instead, they are tested for impairment at least annually. The change in the balance during 2010 resulted from changes in foreign currency rates.

Amortizing intangible assets, which are included in other intangible assets in the Consolidated Balance Sheets, include the following:

	December 25, 2010		December 26, 2009
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer lists	$28,000	$ (11,773)	$28,000	$ (9,228)
Other	2,600	(2,600)	2,600	(2,302)

Total	$30,600	$ (14,373)	$30,600	$ (11,530)

We review our amortizing intangible assets at least annually to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Amortization of intangible assets was $2.9 million in 2010, $3.1 million in 2009, and $9.0 million in 2008 (at average foreign currency exchange rates).

The weighted average amortization period for the remaining finite-lived intangible assets is 6.4 years. Estimated future amortization expense for the next five years at December 25, 2010 is as follows:

(Dollars in thousands)
2011	2,545
2012	2,545
2013	2,545
2014	2,545
2015	2,545

NOTE F — DEBT

Debt consists of the following:

(Dollars in thousands)	December 25, 2010	December 26, 2009
Short-term borrowings and current maturities of long-term debt:
Short-term borrowings	$53,729	$44,121
Capital lease obligations	16,361	14,646
Current maturities of long-term debt	2,278	1,078

	$72,368	$59,845

Long-term debt, net of current maturities:
$400 million senior notes	$400,067	$400,172
Capital lease obligations	239,476	243,502
Other	20,277	19,066

	$659,820	$662,740

On September 26, 2008, the company entered into a Credit Agreement (the “Agreement”) with a group of lenders, which provides for an asset based, multi-currency revolving credit facility (the “Facility”) of up to $1.25 billion. The amount that can be drawn on the Facility at any given time is determined based on percentages of certain accounts receivable, inventory and credit card receivables (the “Borrowing Base”). At December 25, 2010, the company was eligible to borrow approximately $845 million of the Facility based on the December borrowing base certificate. The Facility includes a sub-facility of up to $250 million which is available to certain of the company’s European subsidiaries (the “European Borrowers”). Certain of the company’s domestic subsidiaries (the “Domestic Guarantors”) guaranty the obligations under the Facility. The Agreement also provides for a letter of credit sub-facility of up to $400 million. All loans borrowed under the Agreement may be borrowed, repaid and reborrowed from time to time until September 26, 2013 (or, in the event that the company’s existing 6.25% Senior Notes are not repaid, then February 15, 2013), on which date the Facility matures.

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

On March 26, 2010, the company executed a second amendment to its asset based credit facility. This second amendment amends the facility by, among other things, allowing the company to make certain restricted payments, including the payment of cash dividends on preferred stock and make share repurchases, in an aggregate amount of $50 million per fiscal year, subject to the maintenance of certain minimum liquidity conditions, removing the ability of the company to elect one- or two-month interest periods with respect to its LIBOR borrowings, making certain technical amendments to permit the company to issue unsecured or subordinated convertible debt securities, allowing the company and its subsidiaries to enter into certain internal tax restructuring transactions subject in certain circumstances to various conditions, and waiving certain technical events of default, including written notice of certain events to JP Morgan Chase Bank, N.A. (the “Agent”) under the asset based credit facility and certain related security agreements. The company was in compliance with all applicable financial covenants at December 25, 2010.

The company has never declared or paid cash dividends on its common stock. All 2010 dividends on its preferred stock were paid in cash as permitted under this agreement.

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

At December 25, 2010, the company had approximately $674 million of available credit under the Facility. At December 25, 2010, $52.5 million was outstanding under the Facility and there were letters of credit outstanding under the Facility totaling approximately $119 million. An additional $0.2 million of letters of credit were outstanding under separate agreements. Average borrowings under the Facility in the fourth quarter of 2010 were approximately $33.9 million at an average interest rate of 3.56%. We did not borrow under the Facility during the first three quarters of 2010.

At December 25, 2010, we had short-term borrowings of $1.2 million. These borrowings primarily represent outstanding balances under various local currency credit facilities for our international subsidiaries that had an effective interest rate at the end of the year of approximately 6%. The majority of these short-term borrowings represent outstanding balances on uncommitted lines of credit, which do not contain financial covenants.

In August 2003, we issued $400 million senior notes due August 2013. These notes are not callable and bear interest at the rate of 6.25% per year, to be paid on February 15 and August 15 of each year. The notes contain provisions that, in certain circumstances, place financial restrictions or limitations on us. Simultaneous with completing the offering, we liquidated a treasury rate lock. The proceeds are being amortized over the term of the issue, reducing the effective interest rate to 5.86%. During 2004, we entered into a series of fixed-to-variable interest rate swap agreements as fair value hedges on the $400 million of notes. The swap agreements were terminated during 2005.

Capital lease obligations primarily relate to buildings and equipment as indicated in Note D.

Aggregate annual maturities of long-term debt and capital lease obligations are as follows:

(Dollars in thousands)
2011	$89,808
2012	33,546
2013	432,383
2014	31,518
2015	31,915
Thereafter	250,312

Total	869,482
Less amount representing interest on capital leases	137,294

Total	732,188
Less current portion	72,368

Total long-term debt	$659,820

NOTE G — INCOME TAXES

The income tax expense (benefit) related to earnings (loss) from operations consisted of the following:

(Dollars in thousands)	2010	2009	2008
Current:
Federal	$(107,793)	$(41,997)	$(16,430)
State	1,408	2,228	6,622
Foreign	849	1,455	19,262
Deferred :
Federal	—	233,398	(125,945)
State	(64)	46,845	18,606
Foreign	15,615	45,643	(760)

Total income tax expense (benefit)	$(89,985)	$287,572	$(98,645)

The components of earnings (loss) before income taxes consisted of the following:

(Dollars in thousands)	2010	2009	2008
North America	(114,231)	$(271,520)	$(733,342)
International	57,556	(39,632)	(846,306)

Total	$ (56,675)	$(311,152)	$(1,579,648)

The components of deferred income tax assets and liabilities consisted of the following:

(Dollars in thousands)	December 25, 2010	December 26, 2009
Foreign and state net operating loss carryforwards	$282,165	$343,343
Deferred rent credit	107,673	104,292
Vacation pay and other accrued compensation	71,496	85,912
Accruals for facility closings	41,896	54,122
Inventory	17,165	23,912
Self-insurance accruals	20,622	19,387
Deferred revenue	10,764	13,787
State credit carryforwards, net of Federal benefit	12,739	10,698
Allowance for bad debts	9,005	9,475
Accrued rebates	14,591	6,058
Other items, net	65,768	75,553

Gross deferred tax assets	653,884	746,539
Valuation allowance	(586,156)	(656,943)

Deferred tax assets	67,728	89,596

Internal software	1,003	23,857
Basis difference in fixed assets	53,391	17,098

Deferred tax liabilities	54,394	40,955

Net deferred tax assets	$13,334	$48,641

As of December 25, 2010, we had approximately $826 million of foreign and $1 billion of state net operating loss carryforwards. Of the foreign carryforwards, $640 million can be carried forward indefinitely, $15 million will expire in 2011, and the balance will expire between 2012 and 2030. Of the state carryforwards, $26 million will expire in 2011, and the balance will expire between 2012 and 2030. Additionally, the company has $1.73 billion of foreign capital loss carryforwards ($468 million tax-effected) that resulted from a 2010 internal restructuring transaction that can be carried forward indefinitely. Under the tax laws of the jurisdiction, the capital loss carryforward may only offset a future capital gain resulting from an intercompany transaction between the specific subsidiaries of the company involved in the 2010 transaction. Because the company believes that it is remote that the capital loss carryforward will be realized in the foreseeable future, a full valuation allowance has been established against the asset and the company has chosen to exclude the attribute from the above tabular rendition of deferred tax assets and liabilities.

U.S. income taxes have not been provided on the undistributed earnings of foreign subsidiaries, which were approximately $715 million as of December 25, 2010. We have reinvested such earnings overseas in foreign operations indefinitely and expect that future earnings will also be reinvested overseas indefinitely.

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

(Dollars in millions)	Beginning Balance	Additions	Deductions	Ending Balance
Valuation allowances at:
December 25, 2010	$657.0	$—	$(70.8)	$586.2
December 26, 2009	242.5	414.5	—	657.0

The following is a reconciliation of income taxes at the Federal statutory rate to the provision (benefit) for income taxes:

(Dollars in thousands)	2010	2009	2008
Federal tax computed at the statutory rate	$(19,836)	$(108,903)	$(552,877)
State taxes, net of Federal benefit	1,434	1,951	(3,838)
Foreign income taxed at rates other than Federal	(15,926)	(21,882)	(29,684)
Non-deductible goodwill and other impairments	—	—	356,138
Increase (reduction) in valuation allowance	(29,522)	387,735	47,874
Non-deductible foreign interest	5,094	13,198	40,166
Change in uncertain tax positions	(32,283)	5,526	3,661
Disposition of Foreign Affiliates	(8,562)	—	—
Other items, net	9,616	9,947	39,915

Income tax expense (benefit)	$(89,985)	$287,572	$(98,645)

The significant tax jurisdictions related to the line item foreign income taxed at rates other than Federal include the UK, the Netherlands and France.

The following table summarizes the activity related to our unrecognized tax benefits during 2010:

(Dollars in thousands)	2010	2009	2008
Beginning Balance	$141,125	$119,626	$110,407
Additions based on tax positions related to the current year	3,436	5,505	10,767
Additions for tax positions of prior years	24,936	19,149	17,720
Reductions for tax positions of prior years	(32,572)	(2,820)	(19,035)
Statute expirations	(17)	(335)	(233)
Settlements	(26,368)	—	—

Ending Balance	$110,540	$141,125	$119,626

Included in the balance of $110.5 million at December 25, 2010, are $78.3 million of net unrecognized tax benefits that, if recognized, would affect the effective tax rate. The difference of $32.2 million primarily results from positions which if sustained would be fully offset by a valuation allowance.

We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2007. Our U.S. federal filings for the years 2007 and 2009 are under routine examination, and it is reasonably possible that audits for some of these periods will be closed prior to the end of 2011. Additionally, the U.S. federal tax return for 2010 is under concurrent year review. Significant international tax jurisdictions include the UK, the Netherlands, France and Germany. Generally, we are subject to routine examination for years 2006 and forward in these jurisdictions. It is reasonably possible that certain of these audits will close within the next 12 months, which could result in a decrease of as much as $87.4 million or an increase of as much as $14.3 million to our accrued uncertain tax positions. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits, however, an estimate of such changes cannot reasonably be made.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in the provision for income taxes. Because of the settlement reached with certain taxing authorities, we recognized a net interest credit of $6.7 million during 2010. We recognized expense from interest and penalties of approximately $4.4 million in 2009. We had approximately $47.4 million accrued for the payment of interest and penalties as of December 25, 2010.

In connection with the expensing of the fair value of employee stock options, we have elected to calculate our pool of excess tax benefits under the alternative or “short-cut” method. At adoption, this pool of benefits was approximately $55.3 million and was approximately $104.5 million as of December 25, 2010. This pool may increase in future periods if tax benefits realized are in excess of those based on grant date fair values or may decrease if used to absorb future tax deficiencies determined for financial reporting purposes.

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

We recognize a deferred rent liability for tenant improvement allowances and rent holidays and amortize these amounts over the terms of the related leases as a reduction of rent expense. Rent related accruals totaled approximately $267 million and $270 million at December 25, 2010 and December 26, 2009, respectively. The short-term and long-term components of these liabilities are included in accrued expenses and other long-term liabilities, respectively, on the Consolidated Balance Sheets. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, we record minimum rental expenses on a straight-line basis over the terms of the leases.

Certain leases contain provisions for additional rent to be paid if sales exceed a specified amount, though such payments have been immaterial during the years presented.

The table below shows future minimum lease payments due under the non-cancelable portions of our leases as of December 25, 2010. These minimum lease payments include facility leases that were accrued as store closure costs. Additional information including optional lease renewals follows this table.

(Dollars in thousands)
2011	$483,233
2012	422,257
2013	364,767
2014	296,775
2015	233,266
Thereafter	682,826

2,483,124
Less sublease income	52,111

Total	$2,431,013

We determine the lease term at inception to be the non-cancelable rental period plus any renewal options that are considered reasonably assured. Leasehold improvements are depreciated over the shorter of their estimated useable lives or the identified lease term. Lease payments for the next five years and thereafter that include both the non-cancelable amounts from above, plus the renewal options included in our projected lease term are, $488 million for 2011; $441 million for 2012; $401 million for 2013; $360 million for 2014; $328 million for 2015 and $1,592 million thereafter, for a total of $3,610 million, $3,558 million net of sublease income.

Rent expense, including equipment rental, was $469.4 million, $498.6 million and $525.8 million in 2010, 2009, and 2008, respectively. Rent expense was reduced by sublease income of $2.8 million in 2010, $2.9 million in 2009 and $3.1 million in 2008.

Indemnification of Private Label Credit Card Receivables: Office Depot has a private label credit card program that is managed by a third-party financial services company. We transfer the credit card receivable balance each business day, with the difference between the transferred amount and the amount received recognized in store and warehouse operating and selling expense. At December 25, 2010, the outstanding balance of credit card receivables transferred was approximately $124 million. The company’s estimated liability associated with risk of loss totaled approximately $14 million and $16 million at December 25, 2010 and December 26, 2009, respectively. This accrual is included in accrued expenses on the Consolidated Balance Sheets. Backing the liability is a letter of credit in the amount of $17.5 million. The company’s arrangement with this third party financial services company is scheduled for renewal during 2011. We anticipate successfully renewing or replacing this arrangement.

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

As previously disclosed, on October 21, 2010, the company reached a final settlement of an investigation that has been conducted by the SEC. In connection with the settlement, the company, without admitting or denying the SEC’s allegations, agreed to pay a civil penalty in the amount of $1 million and consented to a cease and desist order from committing or causing violations of Section 13(b) of the Securities Exchange Act of 1934 (and related rules), which requires the maintenance of accurate books and records and internal controls, and Section l3(a) of the Securities Exchange Act of 1934 and Regulation FD. Regulation FD is a rule regarding communication with analysts and investors. In addition, the Company’s former Chief Executive Officer also reached a civil settlement with the SEC related to Regulation FD. Under the settlement, without admitting or denying the SEC’s allegations, he agreed to an SEC order requiring future compliance with Regulation FD and agreed to pay a civil penalty. The settlement concludes for the company and its former Chief Executive Officer all matters arising from the SEC investigation.

On December 13, 2010, the United States Court of Appeals for the Eleventh Circuit affirmed the dismissal with prejudice of the Consolidated Lawsuit (defined below). As background, in early November 2007, two putative class action lawsuits were filed against the Company and certain of its executive officers alleging violations of the Securities Exchange Act of 1934. The allegations made in these lawsuits primarily related to the accounting for vendor program funds. Each of the foregoing lawsuits was filed in the United States District Court for the Southern District of Florida and captioned as follows: (1) Nichols v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 6, 2007 and (2) Sheet Metal Worker Local 28 Pension Fund v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 5, 2007. On March 21, 2008, the district court entered an Order consolidating the class action lawsuits (the “Consolidated Lawsuit”). Lead plaintiff in the Consolidated Lawsuit, the New Mexico Educational Retirement Board, filed its Consolidated Amended Complaint on July 2, 2008, and its Second Consolidated Amended Complaint on April 20, 2009. On January 14, 2010, the district court dismissed the Second Consolidated Amended Complaint with prejudice, which led to the aforementioned appeal.

In addition, in the ordinary course of business, our sales to and transactions with government customers may be subject to investigations, audits and review by governmental authorities and regulatory agencies, with which we cooperate. Many of these investigations, audits and reviews are resolved without incident. While claims in these matters may at times assert large demands, we do not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect our financial position, results of our operations or cash flows. Among such matters, during the first quarter of 2011, we were notified that the United States Department of Justice has commenced an investigation into certain pricing practices related to an expired agreement that was in place between January 2, 2006 and January 1, 2011, pursuant to which state, local and non-profit agencies could purchase office supplies.

NOTE I — EMPLOYEE BENEFIT PLANS

Long-Term Incentive Plan

During 2007, the company’s board of directors adopted, and the shareholders approved, the Office Depot, Inc. 2007 Long-Term Incentive Plan (the “Plan”). The Plan permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based, and other equity-based incentive awards. The option exercise price for each grant of a stock option shall not be less than 100% of the fair market value of a share of common stock on the date the option is granted. Options granted under the Plan become exercisable from one to five years after the date of grant, provided that the individual is continuously employed with the company. All options granted expire no more than ten years following the date of grant. Our employee share-based awards are generally issued in the first quarter of the year.

Long-Term Incentive Stock Plan

During 2010, the company implemented a one-time voluntary stock option exchange program that had been approved by the board of directors and the company’s shareholders. The fair value exchange program resulted in the tender of 3.8 million shares of eligible options in exchange for approximately 1.4 million of newly-issued options. No additional compensation expense resulted from this value-for-value exchange. The new options have an exercise price of $5.13, which was the closing price of Office Depot, Inc. common stock on the date of the exchange, and the majority of the options will vest over three years. The fair value of the exchanged shares was $2.97 per share. The new options are listed separately in the tables below.

A summary of the activity in our stock option plans for the last three years is presented below.

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	24,202,715	$11.81	14,479,141	$22.78	13,594,302	$23.86
Granted	5,140,900	8.11	11,901,752	0.93	3,185,511	10.56
Granted – option exchange	1,350,709	5.13	—	—	—	—
Canceled	(4,510,682)	21.57	(2,178,178)	15.99	(2,190,928)	21.48
Cancelled – option exchange	(3,739,557)	22.85	—	—	—	—
Exercised	(2,423,041)	0.95	—	—	(109,744)	10.36

Outstanding at end of year	20,021,044	$7.49	24,202,715	$11.81	14,479,141	$22.78

The weighted-average grant date fair values of options granted during 2010, 2009, and 2008 were $3.89, $0.69, and $4.64, respectively, using the following weighted average assumptions for grants:

•	Risk-free interest rates of 2.3% for 2010, 2.1% for 2009, and 2.7% for 2008

•	Expected lives of 4.5 years for 2010, 4.5 years for 2009, and 4.4 years for 2008

•	A dividend yield of zero for all three years

•	Expected volatility ranging from 64% to 73% for 2010, 70% to 118% for 2009, 43% to 65% for 2008

•	Forfeitures are anticipated at 5% and are adjusted for actual experience over the vesting period

The following table summarizes information about options outstanding at December 25, 2010.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.85 $5.12	8,807,048	5.17	$1.08	2,353,445	4.91	$1.11
5.13 (option exchange)	1,315,278	6.45	5.13	250	0.24	5.13
5.14 10.00	5,089,187	5.06	8.28	1,411,177	2.24	8.31
10.01 15.00	1,290,388	3.74	11.33	982,456	3.60	11.36
15.01 25.00	2,965,129	1.52	19.94	2,965,129	1.52	19.94
25.01 33.61	554,014	2.17	32.18	552,987	2.17	32.17

$0.85 $33.61	20,021,044	4.51	$7.49	8,265,444	2.90	$12.39

The intrinsic value of options exercised in 2010 and 2008, was $11.9 million, and $0.3 million, respectively. There were no option exercises in 2009.

As of December 25, 2010, there was approximately $16 million of total stock-based compensation expense that has not yet been recognized relating to non-vested awards granted under our option plans. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of approximately 2.0 years. Of the 11.8 million unvested shares, the company estimates that 11.2 million, or 95%, will vest. The number of exercisable shares was 8.3 million shares of common stock at December 25, 2010, 11.9 million shares of common stock at December 26, 2009, and 8.9 million shares of common stock at December 27, 2008.

Restricted Stock

Restricted stock grants typically vest annually over a three-year service period, however, grants made to the company’s board of directors vest immediately and are free of restrictions. In 2010, we granted 173,387 shares of restricted stock with a weighted average fair value of $8.01 based on the grant date market price. As of December 25, 2010, all of the shares granted in 2010 had vested. In 2009, we granted approximately 22,000 shares of restricted stock with a weighted average fair value of $0.85 based on the grant date market price. In 2008, we granted to employees approximately 2.7 million shares of time-based restricted stock with annual vesting over a three-year service period valued at the grant date market price of $11.24 per share. A summary of the status of the company’s nonvested shares as of December 25, 2010, and changes during the year ended December 25, 2010 is presented below.

	2010		2009		2008
	Shares	Weighted Average Grant-Date Price	Shares	Weighted Average Grant-Date Price	Shares	Weighted Average Grant-Date Price
Nonvested at beginning of year	1,318,162	$13.21	2,663,216	$14.06	850,115	$30.67
Granted	173,387	8.01	21,628	0.85	2,651,737	11.24
Vested	(741,007)	14.19	(1,230,397)	14.60	(543,068)	24.22
Forfeited	(254,483)	11.31	(136,285)	15.24	(295,568)	17.81

Nonvested at end of year	496,059	$10.39	1,318,162	$13.21	2,663,216	$14.06

As of December 25, 2010, there was approximately $1 million of total unrecognized compensation cost related to nonvested restricted stock. The remaining 0.5 million nonnvested awards represent the last vesting tranche of our 2008 annual restricted stock grant. The $1 million unrecognized compensation cost, net of forfeitures, is expected to be recognized over a period of 2 months in 2011. The company expects the forfeiture rate of these remaining awards to be minimal. The total grant date fair value of shares vested during 2010 was approximately $11 million.

Retirement Savings Plans

Eligible company employees may participate in the Office Depot, Inc. Retirement Savings Plan (401(k) Plan), which was approved by the board of directors. This plan allows those employees to contribute a percentage of their salary, commissions and bonuses in accordance with plan limitations and provisions of Section 401(k) of the Internal Revenue Code. Prior to the end of 2008, employer matching contributions were equivalent to 50% of the first 6% of an employee’s contributions, subject to the limits of the plan. Company matching contributions were suspended by the compensation and benefits committee of the board of directors during 2009 and 2010. The committee reinstated the company matching provisions at 50% of the first 4% of an employee’s contributions, subject to the limits of the plan, effective with the first pay period beginning in 2011. Matching contributions are invested in the same manner as the participants’ pre-tax contributions. The plan also allows for a discretionary matching contribution in addition to the normal match contributions if approved by the board of directors.

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

During 2010, 2009, and 2008, $80.2 thousand, $1.1 million, $12.6 million, respectively, was recorded as compensation expense for company contributions to these programs and certain international retirement savings plans.

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

(Dollars in thousands)	December 25, 2010	December 26, 2009
Changes in projected benefit obligation:
Obligation at beginning of period	$192,131	$154,840
Service cost	—	—
Interest cost	10,466	9,006
Member contributions	—	—
Benefits paid	(4,426)	(5,041)
Actuarial loss (gain)	(14,651)	18,107
Curtailment (gain)	—	—
Currency translation	(6,325)	15,219

Obligation at valuation date	177,195	192,131

Changes in plan assets:
Fair value at beginning of period	120,383	84,454
Actual return on plan assets	14,959	22,898
Company contributions	5,105	5,166
Member contributions	—	—
Benefits paid	(4,426)	(5,041)
Currency translation	(3,999)	12,906

Plan assets at valuation date	132,022	120,383

Benefit obligation in excess of plan assets	(45,173)	(71,748)

Net liability recognized at end of period	$(45,173)	$(71,748)

The net unfunded amount is classified as a non-current liability in the caption deferred taxes and other long-term liabilities on the Consolidated Balance Sheets. Included in OCI was a deferred gain of $5.5 million and a deferred loss of $14.5 million at December 25, 2010 and December 26, 2009, respectively. A valuation allowance has been recognized in the relevant jurisdiction, resulting in no tax benefit. The deferred gain is not expected to be amortized into income during 2011. The plan’s accumulated benefit obligations were approximately $177.2 million and $192.1 million at the 2010 and 2009 valuation dates, respectively.

The components of net periodic expense are presented below:

(Dollars in thousands)	2010	2009	2008
Service cost	$—	$—	$1,708
Interest cost	10,466	9,006	13,434
Expected return on plan assets	(8,039)	(6,291)	(11,629)
Curtailment and settlement	—	—	(11,437)

Net periodic pension (credit) cost	$2,427	$2,715	$(7,924)

Assumptions used in calculating the funded status included:

	2010	2009	2008
Long-term rate of return on plan assets	6.77%	6.89%	6.62%
Discount rate	5.40%	5.70%	5.50%
Salary increases	—	—	—
Inflation	3.40%	3.80%	3.10%

The plan’s investment policies and strategies are to ensure assets are available to meet the obligations to the beneficiaries and to adjust plan contributions accordingly. The plan trustees are also committed to reducing the level of risk in the plan over the long term, while retaining a return above that of the growth of liabilities.

The long-term rate of return on assets assumption has been derived based on long-term UK government fixed income yields, having regard to the proportion of assets in each asset class. The funds invested in equities have been assumed to return 4.0% above the return on UK government securities of appropriate duration. Funds invested in corporate bonds are assumed to return equal to a 15 year AA bond index. Allowance is made for expenses of 0.5% of assets. At December 25, 2010, the long-term UK government securities yield was 4.24%.

The allocation of assets is as follows:

	Percentage of Plan Assets			Target Allocation
	2010	2009	2008
Equity securities	73%	71%	76%	60% - 95%
Debt securities	27%	27%	16%	0% - 30%
Real estate	0%	0%	1%	0% - 10%
Other	0%	2%	7%	0% - 10%

Total	100%	100%	100%

The fair value of plan assets by asset category is as follows:

(Dollars in thousands)		Fair Value Measurements at December 25, 2010
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$—	$—	$—	$—
Equity securities	95,699	95,699	—	—
Debt securities	36,323	36,323	—	—

Total	$132,022	$132,022	$—	$—

Anticipated benefit payments, at December 25, 2010 exchange rates, are as follows:

(Dollars in thousands)
2011	$3,583
2012	3,793
2013	4,284
2014	4,548
2015	4,896
Next five years	31,415

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

The company has been in discussions with the plan trustees on reducing the unfunded balance. It is expected that the company will contribute amounts received from the seller to the plan and that the contribution will effectively lower or eliminate other company contribution requirements over the next three years. The amount to be contributed during 2011 currently cannot be determined but is likely to be no less than the amount contributed during 2010.

NOTE J — FAIR VALUE MEASUREMENTS

The company measures fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In developing its fair value estimates, the company uses the following hierarchy:

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

The fair values of our interest rate swaps, foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current interest rates, exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data. There were no interest rate swap agreements in place at the end of 2010 and the amounts receivable or payable under foreign currency and fuel contracts were not significant at the end of 2010. See Note K for additional information on our derivative instruments and hedging activities.

Fair value estimates may be required to measure certain assets and liabilities on a nonrecurring basis for asset impairments and exit cost valuations.

The following table summarizes the company’s financial liabilities measured at fair value on a recurring basis:

	December 25, 2010
		Fair Value Measurement Category
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Commodity contracts — fuel	$253	$—	$253	$—

Liabilities:
Foreign exchange contracts	$434	$—	$434	$—

The company records its senior notes payable at par value, adjusted for amortization of a fair value hedge which was cancelled in 2005. The fair value of the senior notes indicated in the following table was determined based on quoted market prices.

	2010		2009
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
$400 million senior notes	$400,067	$398,000	$400,172	$345,966

There were no significant differences between the carrying values and fair values of our financial instruments as of December 25, 2010 and December 26, 2009, except as disclosed above.

NOTE K — DERIVATIVE INSTRUMENTS AND HEDGING

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

We also are exposed to the risk of changing fuel prices from inbound and outbound transportation arrangements. The structure of many of these transportation arrangements, however, precludes applying hedge accounting. In those circumstances, we may enter into derivative transactions to offset the risk of commodity price changes, and the value of the derivative contract is marked to market at each reporting period with changes recognized in earnings. To the extent fuel arrangements qualify for hedge accounting, gains and losses are deferred in OCI until such time as the hedged item impacts earnings. At the end of the 2010, the company had entered into contracts for approximately 9.6 million gallons of fuel that will be settled monthly through December 2011.

Interest rate changes on our obligations may result from external market factors, as well as changes in our credit rating. We manage our exposure to interest rate risks at the corporate level. Interest rate sensitive assets and liabilities are monitored and assessed for market risk. Currently, no interest rate related derivative arrangements are in place. At December 25, 2010 and December 26, 2009, OCI included the deferred gain from a hedge contract terminated in a prior period. This deferral is being amortized to interest expense through 2013.

In certain markets, we may contract with third parties for our future energy needs. Such arrangements are not considered derivatives because they are within the ordinary course of business and are for physical delivery. Accordingly, these arrangements are not included in the tables below.

Financial instruments authorized under the company’s established risk management policy include spot trades, swaps, options, caps, collars, forwards and futures. Use of derivative financial instruments for speculative purposes is expressly prohibited.

The following tables provide information on our hedging and derivative positions and activity.

Fair value of derivative instruments
(Dollars in thousands)	Balance sheet location	2010	2009
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	$317	$266
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	117	—

Total liabilities		$434	$266

Commodity contracts — fuel	Other current assets	$253	—

Total assets		$253	$—

Derivatives not designated as hedging instruments	Location of gain/(loss) recognized in earnings	Amount of gain/ (loss) recognized in earnings
(Dollars in thousands)		2010	2009
Commodity contracts — fuel	Cost of goods sold and occupancy costs & Store and warehouse operating and selling expenses*	$253	$111
Foreign exchange contracts	Cost of goods sold and occupancy costs	(117)	(7,707)

Total		$136	$(7,596)

Derivatives designated as cash flow hedges:	Amount of gain/(loss) recognized in OCI		Location of gain/(loss) reclassified from OCI into earnings	Amount of gain/ (loss) reclassified from OCI into earnings
(Dollars in thousands)	2010	2009		2010	2009
Commodity contracts — fuel	$—	$2,919	Cost of goods sold and occupancy costs & Store and warehouse operating and selling expenses*	$—	$(6,800)
Foreign exchange contracts	(1,982)	(266)	Cost of goods sold and occupancy costs	(2,229)	—

Total	$(1,982)	$2,653		$(2,229)	$(6,800)

*

Approximately 60% of the amounts for 2010 and 2009 are reflected in cost of goods sold and occupancy costs. The remaining 40% of the amounts are reflected in store and warehouse operating and selling expenses.

As of December 25, 2010, there were no hedging arrangements requiring collateral. However, we may be required to provide collateral on certain arrangements in the future. The fair values of our foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current exchange rates. The values are based on market-based inputs or unobservable inputs that are corroborated by market data.

NOTE L — CAPITAL STOCK

Preferred Stock

As of December 25, 2010, there were 1,000,000 shares of $0.01 par value preferred stock authorized of which none were issued or outstanding.

Treasury Stock

During 2008, the company retired approximately 150 million shares of treasury stock. The par value of the retired shares was charged against common stock, and the excess of purchase price over par value was allocated between additional paid-in capital and retained earnings using a pro rata method. The impact of this transaction on the Consolidated Balance Sheet was to reduce common stock, additional paid-in capital, retained earnings and treasury stock by approximately $1.5 million, $626.9 million, $2,298.6 million and $2,927.0 million, respectively. Approximately 6 million shares of treasury stock remain after this cancellation.

Common stock repurchases are currently prohibited under our asset based credit facility and, in certain circumstances, require prior approval under our Preferred Stock agreements.

NOTE M — EARNINGS PER SHARE

The following table presents the calculation of net earnings (loss) per common share — basic and diluted:

(In thousands, except per share amounts)	2010	2009	2008
Basic Earnings Per Share
Numerator:
Net loss attributable to common shareholders	$(2,221)	$(626,971)	$(1,478,938)

Denominator:
Weighted-average shares outstanding	275,557	272,828	272,776
Basic earnings (loss) per share	$(0.01)	$(2.30)	$(5.42)

Diluted Earnings Per Share
Numerator:
Net earnings (loss) attributable to Office Depot, Inc.	$34,892	$(596,465)	$(1,478,938)

Denominator:
Weighted-average shares outstanding	275,557	272,828	272,776
Effect of dilutive securities:
Stock options and restricted stock	5,300	3,836	289
Redeemable preferred stock	73,676	36,418	—

Diluted weighted-average shares outstanding	354,533	313,082	273,065
Diluted earnings (loss) per share	N/A	N/A	N/A

Awards of options and nonvested shares representing an additional 13.0 million, 14.7 million and 15.4 million shares of common stock were outstanding for the years ended December 25, 2010, December 26, 2009 and December 27, 2008, respectively, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive. The diluted share amounts for 2010, 2009 and 2008 are provided for informational purposes, as the net loss for the periods causes basic earnings per share to be the most dilutive.

Following the company’s issuance of the redeemable preferred stock in 2009, basic earnings per share is computed after consideration of preferred stock dividends. The preferred stock has certain participation rights with common stock resulting in application of the two-class method for computing earnings per share. In periods of sufficient earnings, this method assumes an allocation of undistributed earnings to both participating stock classes. For the third quarter of 2010, but not for the full year of 2010, the two-class method impacted the EPS calculation. For that period, the earnings per share attributable to the preferred share holders totaling $0.18 per share, comprised of $0.13 per share distributed and $0.05 per share undistributed. The portion attributable to common shares was an undistributed amount of $0.18 per share. The calculation was not applicable for any other period.

The 2010 preferred stock dividends were paid in cash. Prior dividends were paid in-kind and a separate determination of fair value above the stated dividend rate was required for those periods. The valuation reduced basic earnings per share in the respective periods, but because the company reported losses, it was antidilutive in the diluted earnings per share calculation and therefore not applicable. Should the company pay dividends on preferred shares in-kind during future periods, the reported earnings per share attributable to preferred and common shareholders may be different.

The weighted average share calculation used to measure diluted earnings per share includes an assumed tax benefit for certain unexercised stock awards. Because the company has valuation allowances and limited carryback capabilities in certain tax jurisdictions, some of the assumed tax benefit in this calculation may not be available after 2010 until the valuation allowances reverse. If all assumed tax benefits were eliminated at December 2010, the effect of dilutive securities would be an increase of approximately 2.0 million shares.

NOTE N — SUPPLEMENTAL INFORMATION ON OPERATING, INVESTING AND FINANCING ACTIVITIES

Additional supplemental information related to the Consolidated Statements of Cash Flows is as follows:

(Dollars in thousands)	2010	2009	2008
Cash interest paid (net of amounts capitalized)	$62,352	$52,631	$55,208
Cash taxes paid (refunded)	(54,459)	(28,320)	18,848
Non-cash asset additions under capital leases	13,251	1,813	197,912
Non-cash paid-in-kind dividends (see Note B)	—	30,506	—

NOTE O — SEGMENT INFORMATION

Office Depot operates in three segments: North American Retail Division, North American Business Solutions Division, and International Division. Each of these segments is managed separately primarily because it serves a different customer group. The accounting policies for each segment are the same as those described in the summary of significant accounting policies (see Note A). Our measure of Division operating profit is based on the measure of performance reported internally to manage the business and for resource allocation. This measure allocates to the respective Divisions those general and administrative expenses considered directly or closely related to their operations. Remaining G&A expenses and Charges that are managed at the corporate level are not allocated to the Divisions for measurement of Division operating profit. See Note C for discussion of Charges. Other companies may charge more or less of these items to their segments and our results may not be comparable to similarly titled measures used by other entities.

The following is a summary of our significant accounts and balances by segment, reconciled to our consolidated totals.

(Dollars in thousands)		North American Retail Division	North American Business Solutions Division	International Division	Eliminations and Other*	Consolidated Total
Sales	2010	$4,962,838	$3,290,430	$3,379,826	$—	$11,633,094
	2009	$5,113,553	$3,483,724	$3,547,190	$—	$12,144,467
	2008	6,112,335	4,142,146	4,241,063	—	14,495,544

Division operating profit (loss)	2010	$127,504	$96,474	$110,781	$—	$334,759
	2009	$105,542	$98,163	$119,604	$—	$323,309
	2008	(29,221)	119,766	157,232	—	247,777

Capital expenditures	2010	$67,172	$38,588	$27,637	$36,055	$169,452
	2009	$40,600	$21,145	$20,281	$48,821	$130,847
	2008	103,973	9,215	77,859	139,028	330,075

Depreciation and amortization	2010	$86,657	$15,005	$24,712	$81,945	$208,319
	2009	$90,973	$15,471	$29,032	$88,639	$224,115
	2008	126,212	19,745	30,744	77,398	254,099

Charges for losses on receivables and inventories	2010	$37,681	$8,463	$11,680	$—	$57,824
	2009	$41,740	$16,932	$21,506	$—	$80,178
	2008	80,354	36,471	23,233	—	140,058

Net earnings from equity method investments	2010	$—	$—	$30,635	$—	$30,635
	2009	$—	$—	$30,579	$—	$30,579
	2008	—	—	37,113	—	37,113

Assets	2010	$1,604,274	$663,049	$1,425,855	$959,188	$4,652,366
	2009	$1,619,854	$726,296	$1,493,985	$1,050,211	$4,890,346

*	Amounts included in “Eliminations and Other” consist of assets (including all cash and equivalents) and depreciation related to corporate activities.

A reconciliation of the measure of Division operating profit to consolidated earnings from continuing operations before income taxes follows.

(Dollars in thousands)	2010	2009	2008
Division operating profit	$334,759	$323,309	$247,777
(Add)/subtract:
Charges (see Note C)	—	253,383	1,468,684
Unallocated general, administrative and corporate expenses (excluding Charges)	372,050	334,931	324,134
Interest expense	58,498	65,628	68,286
Interest income	(4,663)	(2,396)	(10,013)
Miscellaneous income, net	(34,451)	(17,085)	(23,666)

Earnings (loss) before income taxes	$(56,675)	$(311,152)	$(1,579,648)

As of December 25, 2010, we sold to customers in 53 countries throughout North America, Europe, Asia and Latin America. We operate wholly-owned entities, majority-owned entities or participate in other ventures covering 41 countries and have alliances in an additional 12 countries. There is no single country outside of the United States in which we generate 10% or more of our total revenues. Geographic financial information relating to our business is as follows (in thousands).

	Sales			Property and Equipment
	2010	2009	2008	2010	2009
United States	$8,189,642	$8,476,404	$10,083,984	$980,426	$1,059,236
International	3,443,452	3,668,063	4,411,560	176,587	218,419

Total	$11,633,094	$12,144,467	$14,495,544	$1,157,013	$1,277,655

NOTE P — DISPOSITIONS AND ACQUISITIONS

In December 2010, the company sold the stock of its operating entities in Israel and Japan and entered into licensing agreements with the respective buyers of those companies. A loss on disposition of approximately $11 million has been reflected in the operating income of the International Division and included in store and warehouse operating and selling expenses in the Consolidated Statement of Operations. Additionally in December 2010, the company entered into an amended shareholders’ agreement related to its venture in India such that financial and operating policies are now shared and equity capital balances are equal. The revenues and expenses of these entities have been included through the date of sale or deconsolidation in the Consolidated Statement of Operations and the assets and liabilities of each of these entities have been removed from the year end Consolidated Balance Sheet. The investment in India will now be accounted for under the equity method, with our share of results being presented in Miscellaneous income, net in future periods.

During 2010, the company acquired the remaining noncontrolling interests of an entity operating in Sweden. During 2008, the company acquired a majority interest in that entity, as well as remaining noncontrolling interest shares of our joint ventures in Israel and China.

NOTE Q — INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Since 1994, we have participated in a joint venture in Latin America, Office Depot de Mexico. Because we participate equally in this business with a partner, we account for this investment using the equity method. Our proportionate share of Office Depot de Mexico’s net income or loss is presented in miscellaneous income, net in the Consolidated Statements of Operations. During the first quarter of 2009, we received a $13.9 million dividend from this venture. Our investment balance at year end 2010 and 2009 of $205.8 million and $168.6 million, respectively, is included in other assets in the Consolidated Balance Sheets. The following tables provide summarized unaudited information from the balance sheet and statement of earnings for Office Depot de Mexico:

(Dollars in thousands)	2010	2009	2008
Statement of earnings:
Sales	$961,616	$825,603	$952,566
Gross profit	283,189	243,957	278,764
Net income	61,269	61,159	74,226

(Dollars in thousands)	December 31, 2010	December 31, 2009
Balance Sheet:
Current assets	$328,854	$219,030
Non-current assets	289,200	260,074
Current liabilities	202,834	141,944
Non-current liabilities	3,667	—

NOTE R — QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share amounts)	First Quarter	Second Quarter(1)	Third Quarter(2)	Fourth Quarter(3)
Fiscal Year Ended December 25, 2010
Net sales	$3,071,970	$2,699,475	$2,899,717	$2,961,932
Gross profit	913,731	766,688	829,183	847,535
Net earnings (loss) attributable to Office Depot, Inc.	29,468	(9,485)	63,497	(48,588)
Net earnings (loss) available to common shareholders	19,993	(18,698)	54,287	(57,803)
Net loss per share*:
Basic	$0.07	$(0.07)	$0.18	$(0.21)
Diluted	0.07	(0.07)	0.18	(0.21)

*	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

(1)	Net loss for the quarter includes approximately $13 million discrete tax benefits from the release of a valuation allowance in Europe and a favorable settlement with certain taxing authorities.

(2)

Net earnings for the quarter includes approximately $32 million of discrete tax benefits from the settlement of certain tax positions relating to open years as well as approximately $13 million of related interest benefits.

(3)

Net loss for the quarter includes approximately $12 million related to pre-tax charges for severance and facility closures, $11 million loss on the sale of operating entities, $51 million from software write off, and $13 million severance and related costs for departing executive officer.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Office Depot, Inc.:

We have audited the consolidated financial statements of Office Depot, Inc. and subsidiaries (the “Company”) as of December 25, 2010 and December 26, 2009, and for each of the three fiscal years in the period ended December 25, 2010, and the Company’s internal control over financial reporting as of December 25, 2010, and have issued our reports thereon dated February 22, 2011; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in the accompanying index at Item 15(a)2. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

February 22, 2011

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II — Valuation and Qualifying Accounts and Reserves	85

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

SCHEDULE II

OFFICE DEPOT, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions— Charged to Expense	Deductions— Write-offs, Payments and Other Adjustments	Balance at End of Period
Allowance for doubtful accounts:

2010	$32,802	10,954	15,709	28,047

2009	$45,990	22,020	35,208	32,802

2008	$46,316	33,736	34,062	45,990

INDEX TO EXHIBITS FOR OFFICE DEPOT 10-K

Exhibit Number	Exhibit
3.1	Restated Certificate of Incorporation	(1)

3.2	Amended and Restated Bylaws	(14)

3.3	Certificate of Elimination of the Junior Participating Preferred Stock, Series A	(23)

3.4	Certificate of Designations of the 10.00% Series A Redeemable Convertible Participating Perpetual Preferred Stock	(23)

3.5	Certificate of Designations of the 10.00% Series B Redeemable Conditional Convertible Participating Perpetual Preferred Stock	(23)

4.1	Form of Certificate representing shares of Common Stock	(2)

4.2	Indenture, dated as of August 11, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, by and between Office Depot, Inc. and SunTrust Bank	(3)

4.3	Supplemental Indenture No. 1, dated as of August 11, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, by and between Office Depot, Inc. and SunTrust Bank	(4)

4.4	Supplemental Indenture No. 2, dated as of October 9, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, by and between Office Depot, Inc. and SunTrust Bank	(4)

4.5	Investor Rights Agreement, dated as of June 23, 2009, by and among Office Depot, Inc., BC Partners, Inc. and the investors named in the Investor Rights Agreement	(23)

4.6	Registration Rights Agreement, dated as of June 23, 2009, by and among Office Depot, Inc., BC Partners, Inc. and the investors named in the Registration Rights Agreement	(23)

10.01	Lease Agreement dated November 10, 2006, by and between Office Depot, Inc. and Boca 54 North LLC	(22)

10.02	First Amendment to Lease dated July 3, 2007, by and between Office Depot, Inc. and Boca 54 North LLC	(22)

10.03	Amended Offer Letter dated December 31, 2008, for the Employment of Michael Newman as the Chief Financial Officer of Office Depot, Inc.*	(32)

10.04	Offer Letter dated August 22, 2008, for the Employment of Michael Newman as the Chief Financial Officer of Office Depot, Inc.*	(22)

10.05	Office Depot, Inc. 2007 Long-Term Incentive Plan*	(5)

10.06	Form of Indemnification Agreement, dated as of September 4, 1996, by and between Office Depot, Inc. and each of David I. Fuente, Mark D. Begelman, Cynthia R. Cohen, Herve Defforey, W. Scott Hedrick, James L. Heskett, John B. Mumford, Michael J. Myers, Peter J. Solomon, Alan L. Wurtzel, Barry J. Goldstein, F. Terry Bean, Richard M. Bennington, Harry S. Brown, William P. Seltzer and R. John Schmidt, Jr.	(6)

10.07	Severance Agreement, including Release and Non-Competition Agreement, dated September 19, 2000, by and between Office Depot, Inc. and David I. Fuente (schedules and exhibits omitted)*	(7)

10.08	Lifetime Consulting and Non-Competition Agreement dated as of March 1, 2002, by and between Office Depot, Inc. and Irwin Helford*	(8)

10.09	Equity Award Agreement dated as of March 2, 2007, by and between Office Depot, Inc. and Steve Odland*	(15)

Exhibit Number	Exhibit

10.10	Employment Agreement dated as of March 11, 2005, by and between Office Depot, Inc. and Steve Odland*	(13)

10.11	Amendment to Executive Employment Agreement dated as of February 19, 2010, by and between Office Depot, Inc. and Steve Odland*	(14)

10.12	Amendment to Executive Employment Agreement dated as of July 26, 2005, by and between Office Depot, Inc. and Charles E. Brown*	(10)

10.13	Executive Employment Agreement dated as of October 8, 2001, by and between Office Depot, Inc. and Charles E. Brown*	(8)

10.14	Amended and Restated Executive Employment Agreement, dated December 31, 2008, by and between Office Depot, Inc. and Charles E. Brown*	(32)

10.15	Change of Control Agreement, dated as of May 28, 1998, by and between Office Depot, Inc. and Charles E. Brown*	(21)

10.16	Amended and Restated Executive Employment Agreement, dated December 31, 2008, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(32)

10.17	Second Amendment to Executive Employment Agreement, dated January 23, 2006, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(12)

10.18	First Amendment to Executive Employment Agreement, dated March 7, 2005, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(11)

10.19	Executive Employment Agreement dated as of March 1, 2004, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(11)

10.20	Employment Agreement (Change of Control Agreement), dated as of March 1, 2004, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(11)

10.21	Letter Agreement dated as of March 1, 2004, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(11)

10.22	Credit Agreement, dated as of September 26, 2008, by and among Office Depot, Inc., as borrower, and JPMorgan Chase Bank, N.A. as administrative agent, Bank of America, N.A. as syndication agent and Citibank, N.A. Wachovia Bank, N.A. and General Electric Capital Corporation as documentation agents.**	(32)

10.23	Change of Control Agreement, dated as of September 17, 2008, by and between Office Depot, Inc. and Michael D. Newman*	(18)

10.24	Amendment to Employment Agreement dated as of February 25, 2008, by and between Office Depot, Inc. and Steve Odland*	(9)

10.25	Amended and Restated Change of Control Agreement, dated as of February 25, 2008, by and between Office Depot, Inc. and Charles E. Brown*	(9)

10.26	Amended and Restated Change of Control Agreement, dated as of February 25, 2008, by and between Office Depot, Inc. and Carl (Chuck) Rubin*	(9)

10.27	Letter Agreement between Citibank, N.A. and Office Depot, Inc., dated December 28, 2008, by and between Citibank (South Dakota), N.A. and Office Depot, Inc.	(16)

10.28	Agency Agreement between Gordon Brothers Retail Partners, LLC and Office Depot, Inc., dated December 9, 2008, by and between Gordon Brothers Retail Partners, LLC and Office Depot, Inc.	(17)

Exhibit Number	Exhibit

10.29	Amended and Restated Merchant Services Agreement, dated as of February 1, 2004, by and between Office Depot, Inc. and Citibank USA, N.A.	(16)

10.30	Sixth Amendment to Amended and Restated Merchant Services, dated February 6, 2009, by and between Office Depot, Inc. and Citibank (South Dakota), N.A.	(20)

10.31	Seventh Amendment to Amended and Restated Merchant Services, dated October 13, 2009, by and between Office Depot, Inc. and Citibank (South Dakota), N.A.	(25)

10.32	First Standstill Letter, dated December 28, 2008, by and between Office Depot, Inc. and Citibank (South Dakota), N.A.	(16)

10.33	Second Standstill Letter, dated December 30, 2008, by and between Office Depot, Inc. and Citibank (South Dakota), N.A.	(16)

10.34	Standby Letter of Credit, dated December 30, 2008, from JPMorgan Chase Bank, N.A. in favor of Citibank (South Dakota), N.A.	(16)

10.35	2008 Office Depot, Inc. Bonus Plan for Executive Management Employees*	(19)

10.36	Securities Purchase Agreement, dated as of June 23, 2009, by and among Office Depot, Inc. and the investors named in the Securities Purchase Agreement	(23)

10.37	Change of Control Agreement, dated as of December 14, 2007, by and between Office Depot, Inc. and Steven M. Schmidt*	(24)

10.38	Amendment to Employment Offer Letter Agreement, dated December 31, 2008, by and between Office Depot, Inc. and Steven Schmidt*	(32)

10.39	Employment Offer Letter Agreement, dated July 10, 2007, by and between Office Depot, Inc. and Steven Schmidt*	(32)

10.40	Agreement for the Financing of Commercial Receivables, dated September 30, 2009, by and between Office Depot BS and Fortis Commercial Finance	(25)

10.41	Specifications Relating to the Back-Up Line Attached to the Agreement for the Financing of Commercial Receivables, dated September 30, 2009, by and between Office Depot BS and Fortis Commercial Finance	(25)

10.42	Office Depot, Inc. Amended Long-Term Incentive Plan*	(26)

10.43	Form of Second Amendment to the Credit Agreement, dated as of March 26, 2010, by and among Office Depot, Inc., certain of its European subsidiaries as borrowers, JPMorgan Chase Bank, N.A., as administrative agent and U.S. collateral agent, JPMorgan Chase Bank N.A., London Branch, as European administrative and European collateral agent and the lenders referred to therein**	(27)

10.44	Office Depot, Inc. Amended Long-Term Equity Incentive Plan, as revised and amended effective April 21, 2010*	(28)

10.45	Amendment to Employment Agreement, dated as of April 26, 2010, by and between Office Depot, Inc. and Charles E. Brown*	(28)

10.46	Amendment to Change in Control Agreement, dated as of April 26, 2010, by and between Office Depot, Inc. and Charles E. Brown*	(28)

10.47	Letter Agreement with Michael D. Newman, dated as of April 23, 2010*	(28)

10.48	Letter Agreement between Office Depot, Inc. and Neil R. Austrian dated November 2, 2010*	(29)

Exhibit Number	Exhibit

10.49	Form of Non-Qualified Stock Option Award Agreement between Office Depot, Inc. and Neil R. Austrian dated November 2, 2010*	(29)

10.50	Retention Agreement between Office Depot, Inc. and Michael D. Newman, dated November 4, 2010*	(30)

10.51	Form of Associate Non-Competition, Confidentiality and Non-Solicitation Agreement between Office Depot, Inc. and certain executives*

10.52	Form of Change in Control Agreement between Office Depot, Inc. and certain executives*	(31)

10.53	Separation Agreement between Office Depot, Inc. and Steven Odland, dated as of October 29, 2010*

21	List of Office Depot, Inc.’s Significant Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**

Denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The confidential portions have been submitted separately to the Securities and Exchange Commission.

(1)	Incorporated by reference from the respective annex to the Proxy Statement for Office Depot, Inc.’s 1995 Annual Meeting of Stockholders, filed with the SEC on April 20, 1995.

(2)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Registration Statement No. 33-39473 on Form S-4, filed with the SEC on March 15, 1991.

(3)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Registration Statement No. 333-108602 on Form S-4, filed with the SEC on September 8, 2003.

(4)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on October 27, 2003.

(5)	Incorporated by reference from the respective appendix to the Proxy Statement for Office Depot, Inc.’s 2007 Annual Meeting of Shareholders, filed with the SEC on April 2, 2007.

(6)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Annual Report on Form 10-K405 for the year ended December 28, 1996, filed with the SEC on March 28, 1997.

(7)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on October 31, 2000.

(8)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 29, 2001, filed with the SEC on March 19, 2002.

(9)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on April 29, 2008.

(10)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on August 1, 2005.

(11)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 25, 2004, filed with the SEC on March 10, 2005.

(12)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on January 24, 2006.

(13)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on March 16, 2005.

(14)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 22, 2010.

(15)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on March 5, 2007.

(16)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 31, 2008.

(17)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 10, 2008.

(18)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on October 29, 2008.

(19)	Incorporated by reference from the respective appendix to the Proxy Statement for Office Depot, Inc.’s 2008 Annual Meeting of Shareholders, filed with the SEC on March 13, 2008.

(20)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 11, 2009.

(21)	Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 30, 2000, filed with the SEC on March 27, 2001.

(22)	Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 27, 2008, filed with the SEC on February 24, 2009.

(23)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on June 23, 2009.

(24)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on July 28, 2009.

(25)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on October 29, 2009.

(26)	Incorporated by reference from the Proxy Statement for Office Depot, Inc.’s 2004 Annual Meeting of Shareholders, filed with the SEC on April 1, 2004.

(27)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on March 30, 2010.

(28)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 26, 2010.

(29)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 2, 2010.

(30)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 8, 2010.

(31)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 21, 2010.

(32)	Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 26, 2009, filed with the SEC on February 23, 2010.

Upon request, we will furnish a copy of any exhibit to this report upon the payment of reasonable copying and mailing expenses.