Form 10-Q/A
period 2010-06-26
OFFICE DEPOT INC
filed 2011-04-06
CIK 800240

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At March 26, 2011 there were 277,571,087 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

OFFICE DEPOT, INC.

FORM 10-Q/A

EXPLANATORY NOTE

This Amendment No. 1 to the quarterly report of Office Depot, Inc. on Form 10-Q/A (“Form 10-Q/A”) amends our quarterly report on Form 10-Q for the period ended June 26, 2010, which was originally filed on July 27, 2010 (“Original Form 10-Q”). This amendment is being filed for the purpose of restating certain amounts in Item 1, Financial Statements, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 4, Controls and Procedures, as well as for currently dated certifications from the company’s principal executive officer and principal financial officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amended Filing as Exhibits 31.1, 31.2, and 32.

The company’s 2010 financial statements included in the Original Form 10-Q were prepared reflecting the expected carry back of certain net operating losses. The company’s position was based on its view, after consultation with its tax advisor, that its tax losses qualified for extended carry-back provisions enacted in 2009. That position resulted in the company recognizing tax benefits in each of the second quarter and year-to-date 2010 periods of approximately $6 million. The company filed its full year 2010 carry back claim in February 2011 and in March 2011, the claim was denied by the Internal Revenue Service. Because the company has recognized full valuation allowances on its domestic deferred tax assets, the tax benefits recognized in the second quarter and year-to-date periods no longer met the accounting recognition criteria. The net operating losses included in the denied carry back claim will be available to offset what would otherwise be future tax payments over a 20-year period.

In addition to reducing the tax benefit for the second quarter and year-to-date periods, this restatement reduced both net earnings (loss) and income (loss) available to common shareholders by $6 million. Diluted loss per share was increased by $0.02 for the second quarter and for the year-to-date period. Also, approximately $9 million of tax-related assets have been removed from the balance sheet at June 26, 2010.

These restatements relate to non-cash entries in the 2010 financial statements and the reduction in net earnings has been offset in the consolidated statement of cash flows by a change in working capital and other items.

The restatement is more fully described in Note B to the Notes to Condensed Consolidated Financial Statements.

This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q, other than the restatement for the matter discussed above. Such events include, among other things, the events described in the company’s current reports on Form 8-K and Forms 10-Q and 10-K after the date of the Original Form 10-Q. Concurrent with the Form 10-Q/A, the company will file an amended Form 10-Q for the third quarter of 2010 and an amended Form 10-K for the full year 2010.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 26, 2010	December 26, 2009	June 27, 2009
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$577,840	$659,898	$558,710
Receivables, net	936,260	1,121,160	1,137,088
Inventories	1,176,018	1,252,929	1,264,355
Deferred income taxes	19,817	16,637	225,721
Prepaid expenses and other current assets	160,510	155,705	175,777

Total current assets	2,870,445	3,206,329	3,361,651
Property and equipment, net	1,230,351	1,277,655	1,316,286
Goodwill	19,431	19,431	19,431
Other intangible assets	22,782	25,333	26,725
Deferred income taxes	62,818	81,706	283,318
Other assets	305,494	279,892	259,229

Total assets	$4,511,321	$4,890,346	$5,266,640

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$984,915	$1,081,381	$1,176,649
Accrued expenses and other current liabilities	1,123,461	1,280,296	1,101,177
Income taxes payable	18,109	6,683	20,508
Short-term borrowings and current maturities of long-term debt	66,158	59,845	62,484

Total current liabilities	2,192,643	2,428,205	2,360,818
Deferred income taxes and other long-term liabilities	593,054	654,851	668,369
Long-term debt, net of current maturities	656,995	662,740	669,273

Total liabilities	3,442,692	3,745,796	3,698,460

Commitments and contingencies
Redeemable preferred stock, net (liquidation preference – $368,516 in June 2010, $368,116 in December 2009, and $350,000 in June 2009)	355,979	355,308	325,322

Stockholders’ equity:
Office Depot, Inc. stockholders’ equity:
Common stock - authorized 800,000,000 shares of $.01 par value; issued and outstanding shares – 281,874,478 in 2010, 280,652,278 in December 2009 and 280,650,919 in June 2009	2,819	2,807	2,807
Additional paid-in capital	1,184,929	1,193,157	1,203,521
Accumulated other comprehensive income	155,148	238,379	221,216
Accumulated deficit	(576,664)	(590,195)	(130,541)
Treasury stock, at cost – 5,915,268 shares in 2010, December 2009, and June 2009	(57,733)	(57,733)	(57,733)

Total Office Depot, Inc. stockholders’ equity	708,499	786,415	1,239,270
Noncontrolling interest	4,151	2,827	3,588

Total stockholders’ equity	712,650	789,242	1,242,858

Total liabilities and stockholders’ equity	$4,511,321	$4,890,346	$5,266,640

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 23, 2010 (the “2009 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(Restated)		(Restated)
Sales	$ 2,699,475	$ 2,824,141	$ 5,771,445	$ 6,049,405
Cost of goods sold and occupancy costs	1,932,787	2,060,093	4,091,026	4,375,095

Gross profit	766,688	764,048	1,680,419	1,674,310

Store and warehouse operating and selling expenses	642,423	691,583	1,332,434	1,485,903
General and administrative expenses	151,861	170,394	320,078	346,793

Operating profit (loss)	(27,596)	(97,929)	27,907	(158,386)

Other income (expense):
Interest income	443	718	980	1,912
Interest expense	(16,591)	(16,745)	(34,363)	(34,663)
Miscellaneous income (expense), net	4,681	412	10,780	(3,147)

Earnings (loss) before income taxes	(39,063)	(113,544)	5,304	(194,284)

Income tax benefit	(22,923)	(30,680)	(7,796)	(56,088)

Net earnings (loss)	(16,140)	(82,864)	13,100	(138,196)

Less: Net loss attributable to the noncontrolling interest	(206)	(792)	(434)	(1,385)

Net earnings (loss) attributable to Office Depot, Inc.	(15,934)	(82,072)	13,534	(136,811)

Preferred stock dividends	9,213	486	18,688	486

Loss available to common shareholders	$(25,147)	$(82,558)	$(5,154)	$(137,297)

Loss per share:
Basic	$(0.09)	$(0.31)	$(0.02)	$(0.51)
Diluted	(0.09)	(0.31)	(0.02)	(0.51)

Weighted average number of common shares outstanding:
Basic	275,320	270,290	274,777	271,735
Diluted	275,320	270,290	274,777	271,735

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2009 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	26 Weeks Ended
	June 26, 2010	June 27, 2009
	(Restated)
Cash flows from operating activities:
Net earnings (loss)	$ 13,100	$(138,196)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	103,581	106,796
Charges for losses on inventories and receivables	27,970	35,239
Changes in working capital and other	(110,014)	102,547

Net cash provided by operating activities	34,637	106,386

Cash flows from investing activities:
Capital expenditures	(83,202)	(53,799)
Acquisition related payments	(10,952)	—
Release of restricted cash	—	6,037
Proceeds from assets sold and other	17,746	148,746

Net cash provided by (used in) investing activities	(76,408)	100,984

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	1,119	34
Proceeds from issuance of redeemable preferred stock, net	—	326,861
Preferred stock dividends	(9,213)	—
Share transactions under employee related plans	(1,244)	—
Debt related fees	(4,688)	—
Net payments on borrowings	(2,857)	(139,043)

Net cash provided by (used in) financing activities	(16,883)	187,852

Effect of exchange rate changes on cash and cash equivalents	(23,404)	7,743

Net increase (decrease) in cash and cash equivalents	(82,058)	402,965
Cash and cash equivalents at beginning of period	659,898	155,745

Cash and cash equivalents at end of period	$ 577,840	$ 558,710

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

NOTE B – RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The company’s second quarter 2010 financial statements included in its Original Form 10-Q were prepared reflecting the expected carry back of certain net operating losses. The company’s position was based on the view that its tax losses qualified for extended carry-back provisions enacted in 2009. That position resulted in the company recognizing tax benefits in each of the second quarter and year-to-date 2010 periods of approximately $6 million. The company filed its full year 2010 carry back claim in February 2011 and in March 2011, the claim was denied by the Internal Revenue Service. Because the company has recognized full valuation allowances on its domestic deferred tax assets, the tax benefits recognized in the 2010 financial statements included in the Original Form 10-Q no longer met the accounting recognition criteria and, accordingly, these financial statements are being restated. The net operating losses included in the denied carry back claim will be available to offset what would otherwise be future tax payments over a 20-year period. As a result of the need to restate the financial statements included in the Original Form 10-Q, on March 30, 2011 the company obtained a waiver of default from the lending institutions participating in the asset based credit facility (the “Facility”).

The effects of the restatement on the condensed consolidated balance sheet as of June 26, 2010 are summarized in the following table:

(In thousands)	As of June 26, 2010
	Previously Reported	Adjustments	Restated

Receivables, net	$924,865	$11,395	$936,260
Total current assets	2,859,050	11,395	2,870,445
Other assets	325,710	(20,216)	305,494
Total assets	4,520,142	(8,821)	4,511,321

Additional paid-in capital	1,187,301	(2,372)	1,184,929
Accumulated deficit	(570,215)	(6,449)	(576,664)
Total Office Depot, Inc. stockholders’ equity	717,320	(8,821)	708,499
Total stockholders’ equity	721,471	(8,821)	712,650
Total liabilities and stockholders’ equity	4,520,142	(8,821)	4,511,321

The effects of the restatement on the condensed consolidated statements of operations for second quarter and year-to-date 2010 periods are summarized in the following table:

(In thousands)	13 Weeks Ended June 26, 2010
	Previously Reported	Adjustments	Restated

Income tax benefit	$(29,372)	$6,449	$(22,923)
Net loss	(9,691)	(6,449)	(16,140)
Net loss attributable to Office Depot, Inc.	(9,485)	(6,449)	(15,934)
Loss available to common shareholders	(18,698)	(6,449)	(25,147)
Loss per common share:
Basic	$(0.07)	$(0.02)	$(0.09)

Diluted	$(0.07)	$(0.02)	$(0.09)

(In thousands)	26 Weeks Ended June 26, 2010
	Previously Reported	Adjustments	Restated

Income tax benefit	$ (14,245)	$ 6,449	$ (7,796)
Net earnings	19,549	(6,449)	13,100
Net earnings attributable to Office Depot, Inc.	19,983	(6,449)	13,534
Income (loss) available to common shareholders	1,295	(6,449)	(5,154)
Earnings (loss) per common share:
Basic	$—	$ (0.02)	$ (0.02)

Diluted	$—	$ (0.02)	$ (0.02)

The effects of the restatement on the condensed consolidated statement of cash flows for year-to-date 2010 are summarized in the following table:

(In thousands)	26 Weeks Ended June 26, 2010
	Previously Reported	Adjustments	Restated

Cash flow from operating activities:
Net earnings (loss)	$19,549	$(6,449)	$13,100
Changes in working capital and other	(118,834)	8,821	(110,014)
Net cash provided by operating activities	32,266	2,371	34,637
Cash flow from financing activities:
Tax benefits from employee share-based payments	2,371	(2,371)	—
Net cash (used in) financing activities	(14,512)	(2,371)	(16,883)

There was no impact to net cash used in investing activities for the 26-week period ended June 26, 2010.

Note C – Debt

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

Note D – Redeemable Preferred Stock

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

Note E – Asset Impairments, Exit Costs and Other Charges

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

Exit cost accruals related to the activities described above are as follows:

(In millions)	Balance at December 26, 2009	Cash payments	Accretion on lease obligations	Currency and other adjustments	Balance at June 26, 2010

One-time termination benefits	$13	$(10)	$—	$(1)	$2
Lease and contract obligations	162	(39)	7	(4)	126

Total	$175	$(49)	$7	$(5)	$128

Note F – Stockholders’ Equity and Comprehensive Income

The following table reflects the changes in stockholders’ equity attributable to both Office Depot, Inc. and the noncontrolling interests of our subsidiaries in India, Sweden and South Korea, in which we have a majority, but not total, ownership interest.

(In thousands)	Attributable to Office Depot, Inc.	Attributable to noncontrolling interest	Total

Stockholders’ equity at December 26, 2009	$786,415	$2,827	$789,242
Comprehensive income:
Net earnings (loss)	13,534	(434)	13,100
Other comprehensive loss:	(83,231)	(359)	(83,590)

Comprehensive loss	(69,697)	(793)	(70,490)
Capital contributions from noncontrolling interest	—	2,117	2,117
Preferred stock dividends	(18,688)	—	(18,688)
Share transactions under employee related plans	(126)	—	(126)
Amortization of long-term incentive stock grants	10,595	—	10,595

Stockholders’ equity at June 26, 2010	$708,499	$4,151	$712,650

(In thousands)	Attributable to Office Depot, Inc.	Attributable to noncontrolling interest	Total
Stockholders’ equity at December 27, 2008	$1,362,950	$4,883	$1,367,833
Comprehensive income:
Net loss	(136,811)	(1,385)	(138,196)
Other comprehensive income:	4,019	90	4,109

Comprehensive loss	(132,792)	(1,295)	(134,087)
Share transactions under employee and direct stock purchase plans	(4,398)	—	(4,398)
Amortization of long-term incentive stock grants	13,510	—	13,510

Stockholders’ equity at June 27, 2009	$1,239,270	$3,588	$1,242,858

Comprehensive income included all non-owner changes in stockholders’ equity and consists of the following:

	Second Quarter		First Half
(In thousands)	2010	2009	2010	2009

Net earnings (loss)	$(16,140)	$(82,864)	$13,100	$(138,196)
Other comprehensive income (loss), net of tax where applicable:
Foreign currency translation adjustments	(48,042)	52,180	(86,069)	5,008
Amortization of gain on cash flow hedge	(414)	(414)	(829)	(829)
Change in deferred pension	3,643	(2,806)	4,614	(2,806)
Change in deferred cash flow hedge	(1,411)	1,742	(1,309)	2,736
Other	(434)	—	3	—

Total other comprehensive income (loss), net of tax, where applicable	(46,658)	50,702	(83,590)	4,109

Comprehensive loss	(62,798)	(32,162)	(70,490)	(134,087)
Less: comprehensive loss attributable to the noncontrolling interest	(538)	(587)	(793)	(1,295)

Comprehensive loss attributable to Office Depot, Inc.	$(62,260)	$(31,575)	$(69,697)	$(132,792)

Note G– Earnings Per Share

The following table represents the calculation of net earnings (loss) per common share:

	Second Quarter		First Half
(In thousands, except per share amounts)	2010	2009	2010	2009

Basic Earnings Per Share
Numerator:
Loss available to common shareholders	$(25,147)	$(82,558)	$(5,154)	$(137,297)

Denominator:
Weighted-average shares outstanding	275,320	270,290	274,777	271,735

Basic loss per share	$(0.09)	$(0.31)	$(0.02)	$(0.51)

Diluted Earnings Per Share
Numerator:
Loss available to common shareholders	$(25,147)	$(82,558)	$(5,154)	$(137,297)
Preferred stock dividends	9,213	486	18,688	486

Net earnings (loss) attributable to Office Depot, Inc.	$(15,934)	$(82,072)	13,534	$(136,811)

Denominator:
Weighted-average shares outstanding	275,320	270,290	274,777	271,735
Effect of dilutive securities:
Stock options and restricted stock	7,679	3,416	8,082	1,740
Redeemable preferred stock	73,703	3,851	73,650	1,926

Diluted weighted-average shares outstanding	356,702	277,557	356,509	275,401

Diluted earnings (loss) per share	N/A	N/A	N/A	N/A

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

Awards of options and nonvested shares representing approximately 15.2 million and 13.7 million additional shares of common stock were outstanding for the second quarter and first half of 2010, respectively, but were not included in the computation of diluted earnings per share because their effect would have been antidilutive. For weighted average shares purposes, no tax benefits have been assumed in jurisdictions with valuation allowances.

Note H – Division Information

Office Depot operates in three segments: North American Retail Division, North American Business Solutions Division, and International Division. The following is a summary of our significant accounts and balances by segment (or “Division”), reconciled to consolidated totals.

	Sales
	Second Quarter		First Half
(In thousands)	2010	2009	2010	2009

North American Retail Division	$1,100,894	$1,126,003	$2,448,439	$2,562,445
North American Business Solutions Division	820,243	868,140	1,650,854	1,782,274
International Division	778,338	829,998	1,672,152	1,704,686

Total	$2,699,475	$2,824,141	$5,771,445	$6,049,405

	Division Operating Profit (Loss)
	Second Quarter		First Half
(In thousands)	2010	2009	2010	2009

North American Retail Division	$8,671	$(13,091)	$81,626	$68,253
North American Business Solutions Division	14,086	22,549	34,255	55,608
International Division	18,912	3,111	60,501	21,658

Total	$41,669	$12,569	$176,382	$145,519

A reconciliation of the measure of Division operating profit to consolidated earnings (loss) before income taxes is as follows:

	Second Quarter		First Half
(In thousands)	2010	2009	2010	2009

Total Division operating profit	$41,669	$12,569	$176,382	$145,519
Charges, as defined in Note E	—	(35,020)	—	(155,062)
Corporate general and administrative expenses (excluding Charges)	(69,265)	(75,478)	(148,475)	(148,843)
Interest income	443	718	980	1,912
Interest expense	(16,591)	(16,745)	(34,363)	(34,663)
Miscellaneous income (expense), net	4,681	412	10,780	(3,147)

Earnings (loss) before income taxes	$(39,063)	$(113,544)	$5,304	$(194,284)

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

Note I – Employee Benefit Plans

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

Note J – Income Taxes

The 2010 second quarter and year-to-date tax benefits have been restated to reflect the March 2011 denial of the company’s 2010 net operating loss carry back claim. This restatement reduced the second quarter and year-to-date tax benefits by $6 million, respectively, primarily from a change in the previously reported estimated annual effective tax rate (the “AETR”) for 2010.

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

Our effective tax rate was 59% for the second quarter of 2010 compared to a benefit rate of 27% for the same period in 2009. The 2010 effective tax rate includes approximately $13 million of discrete benefits from the release of a valuation allowance in Europe because of improved performance in that jurisdiction and a favorable settlement with certain taxing authorities. Also, the second quarter of 2010 rate includes the year to date impact of adjusting to our current estimate of our full year tax rate which resulted from fluctuations in the expected timing and amount of tax deductions of our book and tax temporary differences.

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

Note K – Fair Value Measurements

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

Note L – Derivative Instruments and Hedging Activity

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

Note M – Investment in Unconsolidated Joint Venture

Since 1994, we have participated in a joint venture in Mexico, Office Depot de Mexico. Because we participate equally in this business with a partner, we account for this investment using the equity method. Our proportionate share of Office Depot de Mexico’s net income or loss is presented in miscellaneous income, net in the Condensed Consolidated Statements of Operations.

The following tables provide summarized unaudited information from the balance sheets and statements of earnings for Office Depot de Mexico:

	June 26,	December 26,	June 27,
(In thousands)	2010	2009	2009

Current assets	$260,069	$219,030	$208,701
Non-current assets	269,364	260,074	246,014
Current liabilities	157,954	141,944	160,786
Non-current liabilities	2,285	—	—

	Second Quarter		First Half
(In thousands)	2010	2009	2010	2009

Sales	$208,338	$185,693	$427,755	$380,092
Gross profit	60,988	54,667	123,384	108,998
Net income	10,671	11,725	24,639	24,173

During the first quarter of 2009, we received a $13.9 million dividend from this venture.

Note N – Commitments and Contingencies

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

Note O – Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement of the condensed consolidated statements of operations for the quarterly and year-to-date periods ended June 26, 2010, the condensed consolidated statement of cash flows for the year-to-date period ended June 26, 2010 and the consolidated balance sheet as of June 26, 2010. For a more detailed description of the restatement, see Note B – Restatement of Condensed Consolidated Financial Statements.

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

•

The second quarter and year-to-date 2010 tax benefits have been restated following the March 2011 denial of the company’s carry back claim for 2010 net operating losses. The valuation allowance established in the U.S. during prior quarters has introduced the potential for significant volatility to our interim period effective tax rate.

•

We reported a net loss available to common shareholders of $25 million for the second quarter of 2010 compared to a loss available to common shareholders of $83 million in the same quarter of the prior year. We reported a loss per share of $ 0.09 in the second quarter of 2010, compared to a loss per share of $0.31 in the second quarter of 2009. In the second quarter of 2009, after-tax Charges negatively impacted earnings per share by $0.09.

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

Income Taxes

The 2010 second quarter and year-to-date tax benefits have been restated to reflect the March 2011 denial of the company’s 2010 net operating loss carry back claim. This restatement reduced the second quarter and year-to-date tax benefits by $6 million, respectively, primarily from a change in the previously reported estimated annual effective tax rate (the “AETR”) for 2010.

Our effective tax rate was 59% for the second quarter of 2010 compared to a benefit rate of 27% for the same period in 2009. The 2010 effective tax benefit rate includes approximately $13 million of discrete benefits from the release of a valuation allowance in Europe because of improved performance in that jurisdiction and a favorable settlement with certain taxing authorities. Also, the second quarter of 2010 rate includes the year to date impact of adjusting to our current estimate of our full year tax rate which resulted from fluctuations in the expected timing and amount of tax deductions of our book and tax temporary differences. Because the company has established a full valuation allowance on deferred taxes in the U. S., such changes in temporary differences result in tax rate volatility within interim periods.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 26, 2010, we had approximately $578 million in cash and equivalents and another $680 million available under our asset based credit facility (the “Facilility”) based on the June borrowing base certificate. We consider our resources adequate to satisfy our cash needs at least over the next twelve months. We anticipate that market conditions will continue to be challenging through 2010, and in response, we are focused on maximizing cash flow.

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

During the first half of 2010, cash provided by operating activities totaled $35 million compared to $106 million during the same period last year. The first half of 2009 net loss included significant non-cash Charges that increased working capital accruals for severance and lease obligations. The working capital use of cash in 2010 reflects cash settlements of approximately $49 million of such accruals and the timing of accounts payable and other accrued liability settlements, partially offset by lower inventories. The source of cash in the 2009 period was driven by our collection of accounts receivable balances and controlling our inventory levels. Additionally, the first half of 2009 includes a $14 million dividend received from our joint venture in Mexico, Office Depot de Mexico. Working capital is influenced by a number of factors including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, see Note A of the Notes to Condensed Consolidated Financial Statements.

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

Cash used in financing activities was approximately $17 million for the first half of 2010, compared to a source of cash of $188 million in the same period last year. During the first half of 2010, we paid a cash dividend on our convertible preferred stock of approximately $9 million. An additional approximately $9 million was accrued during the second quarter and subsequently paid on July 1, 2010. Other outflows during the first half of 2010 included fees related to the amendment of our asset based credit facility and net payments on borrowings, including capital leases, partially offset by inflows from employee share-based transactions. The source of cash in the first half of 2009 resulted from our issuance of redeemable preferred stock during the second quarter. Uses of cash during the first half of 2009 included $139 million in payments made on our asset based credit facility and $31 million in capital lease payments. Also, during the first half of 2009, we incurred approximately $19 million in debt as a result of a land sale and leaseback that was treated as a financing transaction as well as approximately $12 million of other short-term borrowings.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The company carried out an evaluation, with the participation of its Interim Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”). Based on that evaluation, the CEO and CFO have concluded that, due to the existence of a material weakness in internal control over financial reporting in the area of accounting for the income tax implications of complex transactions, the company’s disclosure controls and procedures were not effective as of June 26, 2010.

For additional information regarding the restatements of certain of the company’s historical financial results and the material weakness identified by management, see Note B to the Notes to Condensed Consolidated Financial Statements, and “Item 9A. Controls and Procedures” in the company’s Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 25, 2010.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 26, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatements had not yet been identified by management. However, as a result of the identification of the issue that led to the restatements and the related reassessment of internal control over financial reporting in April 2011, the company has begun to develop certain remediation steps to address the material weakness and to improve its internal control over financial reporting. Specifically, the following are being implemented or are planned to be implemented:

•	increase the level of review and validation of work performed by management and third-party tax professionals in the preparation of our provision for income taxes; and

•	require the involvement of two third-party subject matter experts for material and complex tax transactions.

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

OFFICE DEPOT, INC. (Registrant)

Date: April 6, 2011	By: /s/ Neil R. Austrian
Neil R. Austrian
Interim Chief Executive Officer and Chairman, Board of Directors
(Principal Executive Officer)

Date: April 6, 2011	By: /s/ Michael D. Newman
Michael D. Newman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 6, 2011	By: /s/ Mark E. Hutchens
Mark E. Hutchens
Senior Vice President and Controller
(Principal Accounting Officer)