Form 10-Q/A
period 2010-09-25
OFFICE DEPOT INC
filed 2011-04-06
CIK 800240

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

OFFICE DEPOT, INC.

FORM 10-Q/A

EXPLANATORY NOTE

This Amendment No. 1 to the quarterly report of Office Depot, Inc. on Form 10-Q/A (“Form 10-Q/A”) amends our quarterly report on Form 10-Q for the period ended September 25, 2010, which was originally filed on October 27, 2010 (“Original Form 10-Q”). This amendment is being filed for the purpose of restating certain amounts in Item 1, Financial Statements, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 4, Controls and Procedures, as well as for currently dated certifications from the company’s principal executive officer and principal financial officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amended Filing as Exhibits 31.1, 31.2, and 32.

The company’s 2010 financial statements included in the Original Form 10-Q were prepared reflecting the expected carry back of certain net operating losses. The company’s position was based on its view, after consultation with its tax advisor, that its tax losses qualified for extended carry-back provisions enacted in 2009. That position resulted in the company recognizing tax benefits in the third quarter and year-to-date periods of approximately $22 million and $29 million, respectively. The company filed its full year 2010 carry back claim in February 2011 and in March 2011, the claim was denied by the Internal Revenue Service. Because the company has recognized full valuation allowances on its domestic deferred tax assets, the tax benefits recognized in the third quarter and year-to-date periods no longer met the accounting recognition criteria. The net operating losses included in the denied carry back claim will be available to offset what would otherwise be future tax payments over a 20-year period.

In addition to reducing the tax benefit for the third quarter and year-to-date periods, this restatement reduced net earnings and income available to common shareholders by $22 million and $29 million, respectively. Diluted earnings per share was reduced by $0.06 for the third quarter and $0.10 for the year-to-date period. Also, approximately $32 million of tax-related assets have been removed from the balance sheet at September 25, 2010.

These restatements relate to non-cash entries in the 2010 financial statements and the reduction in net earnings has been offset in the consolidated statement of cash flows by a change in working capital and other items.

The Form 10-Q/A also reflects a correction to the 2010 presentation of approximately $22 million of acquisition-related payments from investing activities to financing activities in the consolidated statement of cash flows.

The restatement is more fully described in Note B to the Notes to Condensed Consolidated Financial Statements.

This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q, other than the restatement for the matter discussed above. Such events include, among other things, the events described in the company’s current reports on Form 8-K and Forms 10-Q and 10-K after the date of the Original Form 10-Q. Concurrent with the Form 10-Q/A, the company will file an amended Form 10-Q for the second quarter of 2010 and an amended Form 10-K for the full year 2010.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 25, 2010	December 26, 2009	September 26, 2009
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$678,717	$659,898	$692,886
Receivables, net	987,013	1,121,160	1,165,003
Inventories	1,183,854	1,252,929	1,176,659
Deferred income taxes	9,146	16,637	19,502
Prepaid expenses and other current assets	153,973	155,705	170,454

Total current assets	3,012,703	3,206,329	3,224,504
Property and equipment, net	1,219,151	1,277,655	1,281,066
Goodwill	19,431	19,431	19,431
Other intangible assets	22,634	25,333	26,360
Deferred income taxes	81,395	81,706	96,312
Other assets	313,628	279,892	257,563

Total assets	$4,668,942	$4,890,346	$4,905,236

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,045,121	$1,081,381	$1,061,345
Accrued expenses and other current liabilities	1,170,788	1,280,296	1,249,575
Income taxes payable	6,653	6,683	4,854
Short-term borrowings and current maturities of long-term debt	73,475	59,845	60,265

Total current liabilities	2,296,037	2,428,205	2,376,039
Deferred income taxes and other long-term liabilities	582,081	654,851	665,758
Long-term debt, net of current maturities	657,164	662,740	667,025

Total liabilities	3,535,282	3,745,796	3,708,822

Commitments and contingencies
Redeemable preferred stock, net (liquidation preference – $368,516 in September 2010, $368,116 in December 2009 and $359,138 in September 2009)	355,979	355,308	340,218

Stockholders’ equity:
Office Depot, Inc. stockholders’ equity:
Common stock - authorized 800,000,000 shares of $.01 par value; issued and outstanding shares – 282,982,123 in 2010, 280,652,278 in December 2009 and 280,634,590 in September 2009	2,830	2,807	2,806
Additional paid-in capital	1,164,525	1,193,157	1,195,005
Accumulated other comprehensive income	205,761	238,379	241,619
Accumulated deficit	(535,407)	(590,195)	(528,575)
Treasury stock, at cost – 5,915,268 shares in 2010, December 2009, and September 2009	(57,733)	(57,733)	(57,733)

Total Office Depot, Inc. stockholders’ equity	779,976	786,415	853,122
Noncontrolling interest	(2,295)	2,827	3,074

Total stockholders’ equity	777,681	789,242	856,196

Total liabilities and stockholders’ equity	$4,668,942	$4,890,346	$4,905,236

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 23, 2010 (the “2009 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(Restated)		(Restated)
Sales	$2,899,717	$3,029,207	$8,671,162	$9,078,612
Cost of goods sold and occupancy costs	2,070,534	2,169,084	6,161,560	6,544,179

Gross profit	829,183	860,123	2,509,602	2,534,433

Store and warehouse operating and selling expenses	665,905	715,439	1,998,339	2,201,342
General and administrative expenses	154,965	177,480	475,043	524,273

Operating profit (loss)	8,313	(32,796)	36,220	(191,182)

Other income (expense):
Interest income	2,513	24	3,493	1,936
Interest expense	(6,093)	(17,242)	(40,456)	(51,905)
Miscellaneous income (expense), net	11,189	9,369	21,969	6,222

Earnings (loss) before income taxes	15,922	(40,645)	21,226	(234,929)

Income tax expense (benefit)	(24,700)	358,400	(32,496)	302,312

Net earnings (loss)	40,622	(399,045)	53,722	(537,241)

Less: Net loss attributable to the noncontrolling interest	(632)	(1,011)	(1,066)	(2,396)

Net earnings (loss) attributable to Office Depot, Inc.	41,254	(398,034)	54,788	(534,845)

Preferred stock dividends	9,210	14,931	27,898	15,417

Income (loss) available to common shareholders	$32,044	$(412,965)	$26,890	$(550,262)

Earnings (loss) per share:
Basic	$0.12	$(1.51)	$0.10	$(2.02)
Diluted	0.12	(1.51)	0.10	(2.02)

Weighted average number of common shares outstanding:
Basic	275,956	274,194	275,170	272,554
Diluted	275,956	274,194	275,170	272,554

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2009 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	39 Weeks Ended
	September 25, 2010	September 26, 2009
	(Restated)
Cash flows from operating activities:
Net earnings (loss)	$53,722	$(537,241)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	155,681	161,765
Charges for losses on inventories and receivables	42,784	57,390
Valuation allowance and non-cash tax settlements	(45,945)	321,566
Changes in working capital and other	(24,356)	263,678

Net cash provided by operating activities	181,886	267,158

Cash flows from investing activities:
Capital expenditures	(120,469)	(74,057)
Acquisition related payments	(10,952)	—
Release of restricted cash	—	6,037
Proceeds from assets sold	24,718	147,731
Other	1,106	1,213

Net cash provided by (used in) investing activities	(105,597)	80,924

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	2,226	33
Acquisition of noncontrolling interests	(21,786)	—
Share transactions under employee related plans	(1,281)	—
Proceeds from issuance of redeemable preferred stock, net	—	324,801
Preferred stock dividends	(18,688)	—
Debt related fees	(4,688)	—
Payments of debt under asset based credit facility	—	(139,098)
Net payments on long-and short-term borrowings	(2,669)	(8,483)

Net cash provided by (used in) financing activities	(46,886)	177,253

Effect of exchange rate changes on cash and cash equivalents	(10,584)	11,806

Net increase in cash and cash equivalents	18,819	537,141
Cash and cash equivalents at beginning of period	659,898	155,745

Cash and cash equivalents at end of period	$678,717	$692,886

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

NOTE B – RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The company’s third quarter 2010 financial statements included in its Original Form 10-Q were prepared reflecting the expected carry back of certain net operating losses. The company’s position was based on the view that its tax losses qualified for extended carry-back provisions enacted in 2009. That position resulted in the company recognizing tax benefits in the third quarter and year-to-date 2010 periods of approximately $22 million and $29 million, respectively. The company filed its full year 2010 carry back claim in February 2011 and in March 2011, the claim was denied by the Internal Revenue Service. Because the company has recognized full valuation allowances on its domestic deferred tax assets, the tax benefits recognized in the 2010 financial statements included in the Original Form 10-Q no longer met the accounting recognition criteria and, accordingly, these financial statements are being restated. The net operating losses included in the denied carry back claim will be available to offset what would otherwise be future tax payments over a 20-year period. As a result of the need to restate the financial statements included in the Original Form 10-Q, on March 30, 2011 the company obtained a waiver of default from the lending institutions participating in the asset based credit facility (the “Facility”).

The Form 10-Q/A also reflects a correction to the 2010 presentation of approximately $22 million of acquisition-related payments from investing activities to financing activities in the consolidated statement of cash flows.

The effects of the restatement on the condensed consolidated balance sheet as of September 25, 2010 are summarized in the following table:

(In thousands)	As of September 25, 2010
	Previously Reported	Adjustments	Restated

Receivables, net	$998,792	$(11,779)	$987,013
Total current assets	3,024,482	(11,779)	3,012,703
Other assets	333,844	(20,216)	313,628
Total assets	4,700,937	(31,995)	4,668,942

Additional paid-in capital	1,167,828	(3,303)	1,164,525
Accumulated deficit	(506,715)	(28,692)	(535,407)
Total Office Depot, Inc. stockholders’ equity	811,971	(31,995)	779,976
Total stockholders’ equity	809,676	(31,995)	777,681
Total liabilities and stockholders’ equity	4,700,937	(31,995)	4,668,942

The effects of the restatement on the condensed consolidated statements of operations for third quarter and year-to-date 2010 are summarized in the following table:

(In thousands)	Third quarter September 25, 2010
	Previously Reported	Adjustments	Restated
Income tax benefit	$(46,943)	$22,243	$(24,700)
Net earnings	62,865	(22,243)	40,622
Net earnings attributable to Office Depot, Inc.	63,497	(22,243)	41,254
Income available to common shareholders	54,287	(22,243)	32,044
Earnings per common share:
Basic	$0.18	$(0.06)	$0.12

Diluted	$0.18	$(0.06)	$0.12

(In thousands)	Year to Date September 25, 2010
	Previously Reported	Adjustments	Restated

Income tax benefit	$(61,188)	$28,692	$(32,496)
Net earnings (loss)	82,414	(28,692)	53,722
Net earnings attributable to Office Depot, Inc.	83,480	(28,692)	54,788
Income available to common shareholders	55,582	(28,692)	26,890
Earnings per common share:
Basic	$0.20	$(0.10)	$0.10

Diluted	$0.20	$(0.10)	$0.10

The effects of the restatement on the condensed consolidated statement of cash flows for year-to-date 2010 is summarized in the following table:

(In thousands)	Year to Date September 25, 2010
	Previously Reported	Adjustments	Restated

Cash flow from operating activities:
Net earnings (loss)	$82,414	$(28,692)	$53,722
Changes in working capital and other	(56,351)	31,995	(24,356)
Net cash provided by operating activities	178,583	3,303	181,886

Cash flow from investing activities:
Acquisition related payments	(32,738)	21,786	(10,952)
Net cash (used in) investing activities	(127,383)	21,786	(105,597)

Cash flow from financing activities:
Acquisition of noncontrolling interests	—	(21,786)	(21,786)
Tax benefits from employee share-based payments	3,303	(3,303)	—
Net cash (used in) financing activities	(21,797)	(25,089)	(46,886)

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

(In thousands)	Attributable to Office Depot, Inc.	Attributable to noncontrolling interest	Total

Stockholders’ equity at December 26, 2009	$786,415	$2,827	$789,242
Comprehensive income:
Net earnings (loss)	54,788	(1,066)	53,722
Other comprehensive income (loss):	(32,619)	337	(32,282)

Comprehensive income (loss)	22,169	(729)	21,440
Capital transactions with noncontrolling interests	(16,066)	(4,393)	(20,459)
Preferred stock dividends	(27,898)	—	(27,898)
Share transactions under employee related plans	945	—	945
Amortization of long-term incentive stock grants	14,411	—	14,411

Stockholders’ equity at September 25, 2010	$779,976	$(2,295)	$777,681

	Attributable to Office Depot, Inc.	Attributable to noncontrolling interest	Total

Stockholders’ equity at December 27, 2008	$1,362,950	$4,883	$1,367,833
Comprehensive income:
Net loss	(534,845)	(2,396)	(537,241)
Other comprehensive income (loss):	24,421	587	25,008

Comprehensive loss	(510,424)	(1,809)	(512,233)
Preferred stock dividends	(15,417)	—	(15,417)
Share transactions under employee and direct stock purchase plans	(16)	—	(16)
Share-based payments (including income tax benefits and withholding)	(3,948)	—	(3,948)
Amortization of long-term incentive stock grants	19,977	—	19,977

Stockholders’ equity at September 26, 2009	$853,122	$3,074	$856,196

Comprehensive income includes all non-owner changes in stockholders’ equity and consists of the following:

	Third Quarter		Year-to-Date
(In thousands)	2010	2009	2010	2009

Net earnings (loss)	$40,622	$(399,045)	$53,722	$(537,241)
Other comprehensive income (loss), net of tax where applicable:
Foreign currency translation adjustments	51,323	19,053	(34,746)	24,061
Amortization of gain on cash flow hedge	(415)	(415)	(1,244)	(1,244)
Change in deferred pension	(644)	340	3,970	(2,466)
Change in deferred cash flow hedge	1,293	1,921	(16)	4,657
Other	(249)	—	(246)	—

Total other comprehensive income (loss), net of tax, where applicable	51,308	20,899	(32,282)	25,008

Comprehensive income (loss)	91,930	(378,146)	21,440	(512,233)
Less: comprehensive income (loss) attributable to the noncontrolling interest	64	(514)	(729)	(1,809)

Comprehensive income (loss) attributable to Office Depot, Inc.	$91,866	$(377,632)	$22,169	$(510,424)

Note G – Earnings Per Share

The following table represents the calculation of net earnings (loss) per common share:

	Third Quarter		Year-to-Date
(In thousands, except per share amounts)	2010	2009	2010	2009

Basic Earnings Per Share
Numerator:
Income (loss) available to common shareholders	$32,044	$(412,965)	$26,890	$(550,262)

Denominator:
Weighted-average shares outstanding	275,956	274,194	275,170	272,554

Basic earnings (loss) per share	$0.12	$(1.51)	$0.10	$(2.02)

Diluted Earnings Per Share
Numerator:
Income (loss) available to common shareholders	$32,044	$(412,965)	$26,890	$(550,262)
Preferred stock dividends	9,210	14,931	27,898	15,417

Net earnings (loss) attributable to Office Depot, Inc.	$41,254	$(398,034)	$54,788	$(534,845)

Denominator:
Weighted-average shares outstanding	275,956	274,194	275,170	272,554
Effect of dilutive securities:
Stock options and restricted stock	6,129	5,475	6,961	2,985
Redeemable preferred stock	73,703	70,000	73,667	24,616

Diluted weighted-average shares outstanding	355,788	349,669	355,798	300,155

Diluted earnings (loss) per share	N/A	N/A	N/A	N/A

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

	Sales
	Third Quarter		Year-to-Date
(In thousands)	2010	2009	2010	2009

North American Retail Division	$1,280,081	$1,288,304	$3,728,520	$3,850,749
North American Business Solutions Division	841,824	880,351	2,492,678	2,662,625
International Division	777,812	860,552	2,449,964	2,565,238

Total	$2,899,717	$3,029,207	$8,671,162	$9,078,612

	Division Operating Profit
	Third Quarter		Year-to-Date
(In thousands)	2010	2009	2010	2009

North American Retail Division	$29,662	$35,111	$111,288	$103,364
North American Business Solutions Division	25,073	21,294	59,328	76,902
International Division	29,670	34,177	90,171	55,835

Total	$84,405	$90,582	$260,787	$236,101

A reconciliation of the measure of Division operating profit to consolidated earnings (loss) before income taxes is as follows:

	Third Quarter		Year-to-Date
(In thousands)	2010	2009	2010	2009

Total Division operating profit	$84,405	$90,582	$260,787	$236,101
Charges, as defined in Note E	—	(40,077)	—	(195,139)
Unallocated general, administrative and corporate expenses (excluding Charges)	(76,092)	(83,301)	(224,567)	(232,144)
Interest income	2,513	24	3,493	1,936
Interest expense	(6,093)	(17,242)	(40,456)	(51,905)
Miscellaneous income (expense), net	11,189	9,369	21,969	6,222

Earnings (loss) before income taxes	$15,922	$(40,645)	$21,226	$(234,929)

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

Note J – Income Taxes

The 2010 third quarter and year-to-date tax benefits have been restated to reflect the March 2011 denial of the company’s 2010 net operating loss carry back claim. This restatement reduced the third quarter and year-to-date tax benefits by $22.2 million, and $28.7 million, respectively, primarily from a change in the previously reported estimated annual effective tax rate (the “AETR”) for 2010. The tax accounting method change for repair and maintenance expenses adopted in the third quarter of 2010 will now be included as a part of the net operating loss carryforward that will be available to reduce taxes payable over a twenty-year period.

The income tax benefit for the third quarter and year-to-date September 25, 2010 includes benefits from the settlement of certain tax positions. That tax settlement also resulted in the reversal of previously accrued interest expense related to these positions. The following table summarizes the significant components of book income tax (benefit) expense for the respective periods.

	Third Quarter		Year-to-Date
(In millions)	2010	2009	2010	2009

Settlements and filing adjustments	$(32.4)	$3.3	$(33.2)	$8.1
Valuation allowances	—	321.6	(12.8)	326.2
Tax at AETR for the period	7.8	(5.5)	3.3	(69.0)
Impact of change in AETR	(0.1)	39.0	10.2	37.0

Total income tax (benefit) expense	$(24.7)	$358.4	$(32.5)	$302.3

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

The following tables provide summarized unaudited information from the balance sheets and statements of earnings for Office Depot de Mexico:

(In thousands)	September 25, 2010	December 26, 2009	September 26, 2009

Current assets	$281,221	$219,030	$204,492
Non-current assets	275,398	260,074	243,614
Current liabilities	163,658	141,944	144,147
Non-current liabilities	2,412	—	—

	Third Quarter		Year-to-Date
(In thousands)	2010	2009	2010	2009

Sales	$255,228	$229,761	$682,983	$609,853
Gross profit	72,449	64,796	195,833	173,794
Net income	17,313	16,903	41,952	41,076

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

Note O – Subsequent Event

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement of the condensed consolidated statements of operations for the quarterly and year-to-date periods ended September 25, 2010, the condensed consolidated statement of cash flows for the year-to-date period ended September 25, 2010 and the consolidated balance sheet as of September 25, 2010. For a more detailed description of the restatement, see Note B – Restatement of Condensed Consolidated Financial Statements.

GENERAL

Office Depot, Inc., together with our subsidiaries, is a global supplier of office products and services. We sell to consumers and businesses of all sizes through our three segments (or “Divisions”): North American Retail Division, North American Business Solutions Division, and International Division.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our condensed consolidated financial statements and the notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q/A, as well as our 2009 Annual Report on Form 10-K (the “2009 Form 10-K”), filed with the U.S. Securities and Exchange Commission (the “SEC”).

This MD&A contains significant amounts of forward-looking information. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q/A, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Our discussion of Risk Factors, found in Item 1A of this Form 10-Q/A and our 2009 Form 10-K, and Forward-Looking Statements, found immediately following the MD&A in our 2009 Form 10-K, apply to these forward-looking statements.

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

•

The third quarter and year-to-date 2010 tax benefits have been restated following the March 2011 denial of the company’s carry back claim of 2010 net operating losses. During the third quarter of 2010, the company settled certain tax positions, resulting in approximately $30 million of a tax benefit and an additional $13 million reduction in interest cost from the reversal of previously-accrued interest expense on these positions. During the third quarter of 2009, the company recognized approximately $322 million of charges to establish valuation allowances on deferred tax assets and another $39 million to reverse tax benefits previously recognized during the first half of 2009, combining for a negative impact of approximately $1.31 per share. These valuation allowances introduced the potential for significant volatility to our interim period effective tax rate.

•

We reported earnings per share of $0.12 for the third quarter of 2010. For all prior periods in our presentation, we reported basic earnings per share because that calculation was most dilutive. For the third quarter of 2009, we reported a loss available to common shareholders of $413 million, or a loss per share of $1.51. In the third quarter of 2009, after-tax Charges negatively impacted earnings per share by $0.12.

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

Income Taxes

The 2010 third quarter and year-to-date tax benefits have been restated to reflect the March 2011 denial of the company’s 2010 net operating loss carry back claim. This restatement reduced the third quarter and year-to-date tax benefits by $22.2 million, and $28.7 million, respectively, primarily from a change in the previously reported estimated annual effective tax rate (the “AETR”) for 2010. The tax accounting method change for repair and maintenance expenses adopted in the third quarter of 2010 will now be included as a part of the net operating loss carryforward that will be available to reduce taxes payable over a twenty-year period.

The income tax benefit for the third quarter and year-to-date September 25, 2010 includes benefits from the settlement of certain tax positions. That tax settlement also resulted in the reversal of previously accrued interest expense related to these positions. The following table summarizes the significant components of book income tax (benefit) expense for the respective periods.

	Third Quarter		Year-to-Date
(In millions)	2010	2009	2010	2009

Settlements and filing adjustments	$(32.4)	$3.3	$(33.2)	$8.1
Valuation allowances	—	321.6	(12.8)	326.2
Tax at AETR for the period	7.8	(5.5)	3.3	(69.0)
Impact of change in AETR	(0.1)	39.0	10.2	37.0

Total income tax (benefit) expense	$(24.7)	$358.4	$(32.5)	$302.3

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

During the year-to-date 2010 period, cash provided by operating activities totaled $182 million compared to $267 million during the same period last year. The company’s year-to-date 2010 earnings have been restated to remove tax benefits of approximately $29 million following the March 2011 denial of the company’s tax loss carry back claim. While this denial of the carry back claim reduced earnings, it had no significant impact on current year cash flow as the tax receivable was removed from the condensed consolidated balance sheet, lowering changes in working capital and other for the period. Year-to-date third quarter 2010 earnings included recognition of non-cash settlements of certain tax positions and the release of certain valuation allowances in foreign jurisdictions. During the third quarter of 2009, non-cash valuation allowance charges of approximately $322 million were recognized related to deferred tax assets in the U. S. and foreign tax jurisdictions. The 2009 period net loss included significant non-cash Charges that increased working capital accruals for severance and lease obligations. The working capital use of cash in 2010 reflects cash payments of approximately $62 million related to these prior restructuring efforts, as well as payments on other accruals, partially offset by lower inventories. The source of cash in the 2009 period was driven by our continued focus on collecting accounts receivable balances and controlling our inventory levels. Additionally, the 2009 changes in working capital and other line item on the Condensed Consolidated Statement of Cash Flows includes a $14 million dividend received from our joint venture in Mexico. Working capital is impacted by a number of factors including the flow of goods, credit terms, timing of promotions, new product introductions and working capital management. For our accounting policy on cash management, see Note A of the Notes to Condensed Consolidated Financial Statements.

Cash used in investing activities was $106 million in the year-to-date 2010 period, compared to a source of cash of $81 million in the same period last year. The use of cash in 2010 reflects capital expenditures of approximately $120 million as well as $11 million to complete a prior acquisition, partially offset by approximately $25 million of proceeds from the disposition of assets. The source of cash in 2009 reflects $148 million of proceeds from several sale and sale-leaseback transactions related to the strategic review and our efforts to enhance our liquidity and the release of $6 million of cash that had been held in a restricted account at the end of 2008. These sources were offset by capital expenditures of approximately $74 million for the year-to-date 2009 period.

Cash used in financing activities was approximately $47 million for the year-to-date 2010 period, compared to a source of cash of $177 million in the same period last year. During the year-to-date period 2010, we paid cash dividends on our convertible preferred stock of approximately $19 million. An additional $9 million was accrued during the third quarter and subsequently paid on October 1, 2010. Other outflows during the 2010 period included the acquisition of noncontrolling interests under previously existing put/call arrangements and fees related to the amendment of our asset based credit facility and net payments on borrowings, including capital leases, partially offset by inflows from employee share-based transactions. The source of cash in the year-to-date 2009 period resulted from our issuance of redeemable preferred stock during the second quarter. Uses of cash in the year-to-date 2009 period included $139 million in payments made on our asset based credit facility and $34 million in capital lease payments. Also, during the 2009 period, we incurred approximately $19 million in debt as a result of a land sale and leaseback that was treated as a financing transaction as well as approximately $6 million of other short-term borrowings.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The company carried out an evaluation, with the participation of its Interim Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”). Based on that evaluation, the CEO and CFO have concluded that, due to the existence of a material weakness in internal control over financial reporting in the area of accounting for the income tax implications of complex transactions, the company’s disclosure controls and procedures were not effective as of September 25, 2010.

For additional information regarding the restatements of certain of the company’s historical financial results and the material weakness identified by management, see Note B to the Notes to Condensed Consolidated Financial Statements, and “Item 9A. Controls and Procedures” in the company’s Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 25, 2010.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 25, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatements had not yet been identified by management. However, as a result of the identification of the issue that led to the restatements and the related reassessment of internal control over financial reporting in April 2011, the company has begun to develop certain remediation steps to address the material weakness and to improve its internal control over financial reporting. Specifically, the following are being implemented or are planned to be implemented:

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