Form 10-K/A
period 2010-12-25
OFFICE DEPOT INC
filed 2011-04-06
CIK 800240

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At March 26, 2011, there were 277,571,087 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

OFFICE DEPOT, INC.

FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 to the annual report of Office Depot, Inc. on Form 10-K/A (“Form 10-K/A”) amends our annual report on Form 10-K for the year ended December 25, 2010, which was originally filed on February 22, 2011 (“Original Form 10-K”). This amendment is being filed for the purpose of restating certain amounts in the Selected Financial Data in Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, Financial Statements in Item 8 and Controls and Procedures in Item 9A.

The company’s 2010 financial statements included in the Original Form 10-K were prepared reflecting the expected carry back of certain net operating losses. The company’s position was based on its view, after consultation with its tax advisor, that its tax losses qualified for extended carry-back provisions enacted in 2009. That position resulted in the company recognizing a tax benefit of approximately $80 million in the 2010 statement of operations. The company filed its carry back claim in February 2011 and in March 2011, the claim was denied by the Internal Revenue Service. Because the company has recognized full valuation allowances on its domestic deferred tax assets, the tax benefits recognized in the 2010 financial statements no longer met the accounting recognition criteria. The net operating losses included in the denied carry back claim will be available to offset what would otherwise be future tax payments over a 20-year period.

The impact of correcting that error is to reduce previously recorded full year tax benefits by approximately $79.5 million, change net earnings for 2010 from $33.3 million to a net loss of $46.2 million, increase the net loss attributable to common shareholders from $2.2 million to $81.7 million and increase loss per share from $0.01 to $0.30. Additionally, the current tax receivable of approximately $63 million has been removed from the balance sheet at December 25, 2010. The impact to quarterly periods is a reduction in diluted earnings per share of $0.02 in the quarter ended June 26, 2010, and $0.06 in the quarter ended September 25, 2010 as compared to amounts previously reported.

These restatements relate to non-cash entries in the 2010 financial statements and the reduction in net earnings has been offset in the consolidated statement of cash flows by a change in working capital and other items. This change in tax position, however, reduces the company’s outlook of projected 2011 cash flow from operations by eliminating the corresponding tax receivable.

The Form 10-K/A also reflects a correction to the 2010 presentation of approximately $22 million of acquisition-related payments from investing activities to financing activities in the consolidated statement of cash flows.

The restatement is more fully described in Note B to the Notes to Consolidated Financial Statements.

Pursuant to the rules of the SEC, Item 15, Part IV has also been amended to contain the currently dated certifications from the company’s principal executive officer and principal financial officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amended Filing as Exhibits 31.1, 31.2, and 32.

This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K, other than the restatement for the matter discussed above. Concurrent with the Form 10-K/A, the company will file amended Forms 10-Q for the second and third quarters of 2010.

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

(In thousands, except per share amounts and statistical data)	2010 (1)	2009	2008	2007	2006
	(Restated)
Statements of Operations Data:
Sales	$11,633,094	$12,144,467	$14,495,544	$15,527,537	$15,010,781
Net earnings (loss) attributable to Office Depot, Inc (2)(3)(4)	$(44,623)	$(596,465)	$(1,478,938)	$395,615	$503,471
Net earnings (loss)	$(46,205)	$(598,724)	$(1,481,003)	$394,704	$503,471
Net earnings (loss) available to common shareholders (2)(3)(4)	$(81,736)	$(626,971)	$(1,478,938)	$395,615	$503,471

Net earnings (loss) per share:
Basic	$(0.30)	$(2.30)	$(5.42)	$1.45	$1.79
Diluted	(0.30)	(2.30)	(5.42)	1.43	1.75

Statistical Data:
Facilities open at end of period:
United States and Canada:
Office supply stores	1,147	1,152	1,267	1,222	1,158
Distribution centers	13	15	20	21	20
Crossdock facilities	3	6	12	12	10
International (5):
Office supply stores	97	137	162	148	125
Distribution centers	26	39	43	33	32
Call centers	25	29	27	31	30

Total square footage — North American Retail Division	27,559,184	28,109,844	30,672,862	29,790,082	28,520,269

Percentage of sales by segment:
North American Retail Division	42.7%	42.1%	42.2%	43.9%	45.2%
North American Business Solutions Division	28.3%	28.7%	28.6%	29.1%	30.5%
International Division	29.0%	29.2%	29.2%	27.0%	24.3%

Balance Sheet Data:
Total assets	$4,569,437	$4,890,346	$5,268,226	$7,256,540	$6,557,438
Long-term debt, excluding current maturities	659,820	662,740	688,788	607,462	570,752
Redeemable preferred stock, net	355,979	355,308	—	—	—

(1)	Certain amounts have been restated. See Note B to the Consolidated Financial Statements.

(2)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement of the consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for the year ended December 25, 2010 and the consolidated balance sheet as of December 25, 2010. For a more detailed description of the restatement, see Note B — Restatement of Consolidated Financial Statements.

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

•

During 2010, we recognized $51 million for impairment of certain software applications, $23 million for net losses on business dispositions, facility closure and severance costs and $13 million associated with the departure of our former CEO and other executive compensation costs. The per share impact of these items totaled $0.26.

•

As part of our previously announced strategic reviews, we recorded charges of $253 million and $199 million in 2009 and 2008, respectively. These expenses (the “Charges”) include primarily charges for lease accruals, severance expenses and asset impairments. Charges under these programs ended in 2009.

•

We have restated our tax benefits for 2010 following the March 2011 denial of our tax loss carry back claim. The restatement reduced tax benefits by $79.5 million, compared to amounts previously reported. The change in tax benefits also impacts the 2010 per share calculation of other items summarized in the table below.

•

During 2010, we recognized significant tax and interest benefits from settlements with tax authorities, resulting in a full year benefit of approximately $0.14 per share. During 2009, we recorded a non-cash tax expense to establish valuation allowances on deferred tax assets of $321.6 million ($1.18 per share) because of the uncertainty of future realizability of these assets.

•	At the end of 2010, we had $627 million in cash and approximately $674 million available on our asset based credit facility. Cash flow from operating activities was $200 million for 2010.

•	A summary of items above affecting diluted (loss) per share by year is as follows:

	2010	2009	2008
Diluted (loss) per share	$(0.30)	$(2.30)	$(5.42)
Less charges (credits):
2010 Impairment and other charges	0.26	—	—
2010 Tax settlements and related interest	(0.14)	—	—
Prior year Charges	—	0.86	5.01
2009 Valuation Allowance	—	1.18	—

OPERATING RESULTS

Discussion of other income and expense items, including material Charges and changes in interest and taxes follows our review of segment results.

NORTH AMERICAN RETAIL DIVISION

(Dollars in millions)	2010	2009	2008
Sales	$4,962.8	$5,113.6	$6,112.3
% change	(3)%	(16)%	(10)%

Division operating profit (loss)	$127.5	$105.5	$(29.2)
% of sales	2.6%	2.1%	(0.5)%

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

Division operating profit totaled approximately $111million in 2010, $120 million in 2009 and $157 million in 2008. Included in Division operating profit for 2010 were charges of approximately $23 million from the sale of operating subsidiaries in Israel and Japan, as well as facility closure and severance costs associated with consolidation arrangements in Europe. The subsidiary sales reflect the company’s decision to change its investment model in those countries from direct operating to license arrangements. The respective buyers of the entities will operate under the Office Depot name and the company will continue to generate cash flows from these entities from licensing fees and product sales. The company may continue efforts to improve financial results through efficiencies and operational consolidation during 2011. Should such activity be undertaken, additional charges could result.

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

Income Taxes

(Dollars in millions)	2010	2009	2008
Income tax expense (benefit)	$(10.5)	$287.6	$(98.6)
Effective income tax rate*	18%	(92)%	6%

*	Income taxes as a percentage of earnings (loss) before income taxes.

The 2010 tax benefits have been restated to reflect the March 2011 denial of the company’s 2010 net operating loss carry back claim. This restatement reduced 2010 tax benefits by $79.5 million. Because the company has recognized full valuation allowances on its domestic deferred tax assets, the tax benefits recognized in the 2010 financial statements no longer met the accounting recognition criteria. The net operating losses included in the denied carry back claim will be available to offset what would otherwise be future tax payments over a 20-year period.

The 18% effective tax rate for 2010 includes recognition of a $30 million tax benefit from the settlement of certain tax positions as well as the $10 million benefit from the release of a European valuation allowance.

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

As discussed in Note H to the Notes to the Consolidated Financial Statements, the company maintains accruals for uncertain tax positions and is subject to examinations by various taxing authorities that are expected to be completed over several years. It is reasonably possible that certain of these audits will close within the next 12 months, which could result in a decrease of as much as $87.4 million or an increase of as much as $14.3 million to our accrued uncertain tax positions. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits, however, an estimate of such changes cannot reasonably be made.

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

All amounts borrowed under the Facility, as well as the obligations of the Domestic Guarantors, are secured by a lien on the company’s and such Domestic Guarantors’ accounts receivables, inventory, cash and deposit accounts. All amounts borrowed by the European Borrowers under the Facility are secured by a lien on such European Borrowers’ accounts receivable, inventory, cash and deposit accounts, as well as certain other assets. At the company’s option, borrowings made pursuant to the Agreement bear interest at either, (i) the alternate base rate (defined as the higher of the Prime Rate (as announced by JP Morgan Chase Bank, N.A. (the “Agent”)) and the Federal Funds Rate plus 1/2 of 1%) or (ii) the Adjusted LIBOR Rate (defined as the LIBOR Rate as adjusted for statutory revenues) plus, in either case, a certain margin based on the aggregate average availability under the Facility. The Agreement also contains representations, warranties, affirmative and negative covenants, and default provisions which are conditions precedent to borrowing. The most significant of these covenants and default provisions include a capital expenditure limitation of $500 million in any fiscal year and limitations in certain circumstances on acquisitions, dispositions, share repurchases and payment of cash dividends. In the first quarter of 2010, the company executed a second amendment to the Facility allowing, among other things, the company to pay cash dividends on preferred stock and make share repurchases, in an aggregate amount of $50 million per fiscal year subject to the satisfaction of certain liquidity requirements. The company has never declared or paid cash dividends on its common stock. The Agreement contains cash dividend restrictions based on the then-current and pro forma fixed charge coverage ratio and borrowing availability at the point of consideration. The company was in compliance with all financial covenants at December 25, 2010. The Facility also includes provisions whereby if the global availability is less than $218.8 million, or the European availability is below $37.5 million, the company’s cash collections go first to the Agent to satisfy outstanding borrowings. Further, if total availability falls below $187.5 million, a fixed charge coverage ratio test is required which could effectively eliminate additional borrowing under the Facility. Any event of default that is not cured within the permitted period, including non-payment of amounts when due, any debt in excess of $25 million becoming due before the scheduled maturity date, or the acquisition of more than 40% of the ownership of the company by any person or group, could result in a termination of the Facility and all amounts outstanding becoming immediately due and payable. On March 30, 2011, the company obtained from the lending institutions participating in the Facility a waiver of default following identification of the need to restate the financial statements in our original Form 10-K filed on February 22, 2011.

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

Cash Flows

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

(Dollars in millions)	2010	2009	2008
Operating activities	$203.1	$296.4	$468.3
Investing activities	(191.5)	25.3	(338.7)
Financing activities	(30.9)	173.3	(186.3)

Operating Activities

The decrease in net cash provided by operating activities in 2010 primarily reflects a reduction in business performance related to weak economic conditions. Depreciation and amortization decreased by approximately $16 million year over year primarily reflecting the accelerated depreciation of fixed assets related to Charges recorded during 2009. The decrease in charges for losses on inventories and receivables resulted from lower levels of bad debt expense and charges for shrinkage in 2010, compared to 2009. As previously discussed, the company wrote off approximately $51 million of Construction In Progress related to impairment of certain software applications during the fourth quarter of 2010. This represents a non-cash expense, and therefore, it has been added back to our net earnings in the Consolidated Statements of Cash Flows to arrive at cash provided by operating activities. The restatement of net earnings had no significant impact on cash flow from operations in 2010, as the decrease in earnings was largely offset by a change in working capital items for the removal of the related tax receivable. The company’s year-to-date 2010 earnings included recognition of non-cash settlements of certain tax positions and the release of certain valuation allowances in foreign jurisdictions. During the third quarter of 2009, non-cash valuation allowance charges of approximately $322 million were recognized related to deferred tax assets in the U. S. and foreign tax jurisdictions. The 2009 period net loss included significant non-cash Charges that increased working capital accruals for severance and lease obligations. Working capital was a use of cash of approximately $94 million in 2010 and source of cash of approximately $207 million in 2009. The working capital use of cash in 2010 reflects cash payments of approximately $76 million related to these prior restructuring efforts, as well as payments on other accruals, and an increase in inventories. The source of cash in 2009 was driven by our continued focus on collecting accounts receivable balances and controlling our inventory levels. Working capital is influenced by a number of factors, including the aging of inventory and timing of vendor payments. The timing of payments is subject to variability during the year depending on a variety of factors, including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, see Note A of the Notes to Consolidated Financial Statements.

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

Proceeds from the disposition of assets in 2010 include $25 million related to the sale of a data center, sale of a retail store and assets held for sale. In 2009 and 2008 proceeds from sale-leaseback transactions of $116 million and $67 million, respectively were included within proceeds from the disposition of assets. Additionally, we received proceeds of $8 million in connection with the sale of two operating subsidiaries in the International Division in the fourth quarter of 2010, and we used $11 million to complete a prior acquisition. In 2009, we also completed the sale of an asset previously classified as a capital lease, resulting in proceeds of approximately $29 million. We placed restricted cash on deposit in the amount of $47 million and $6 million, respectively, for transactions that were pending at the end of 2010 and 2008.

Financing Activities

Net cash used in financing activities totaled $31 million compared to a source of cash of $173 million in 2009. The use in 2010 resulted from the cash dividends paid on our convertible preferred stock of approximately $28 million and $22 million to acquire certain noncontrolling interests under existing put/call arrangements structured at the time of the initial acquisition. Net cash used in financing activities primarily resulted from short-term borrowings under the Facility offset by payments of approximately $30 million. At the end of 2010, borrowings under the Facility totaled approximately $53 million. The source in 2009 resulted from our issuance of redeemable preferred stock during the second quarter. Uses of cash during 2009 period resulted from repayments of borrowings on our asset based credit facility, which totaled $139 million, and $37 million in capital lease payments. Also, during 2009, we incurred approximately $19 million in debt as a result of a land sale-leaseback that was treated as a financing transaction as well as approximately $5 million of other short-term borrowings.

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

Contractual Obligations

The following table summarizes our contractual cash obligations at December 25, 2010, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1 –3 years	4 –5 years	After 5 years
Contractual Obligations
Long-term debt obligations (1)	$508.6	$28.8	$456.8	$4.2	$18.8
Short-term borrowings and other (2)	53.7	53.7	—	—	—
Capital lease obligations (3)	393.1	33.8	61.8	61.3	236.2
Operating lease obligations (4)	2,431.0	473.1	769.8	518.4	669.7
Purchase obligations (5)	168.2	95.6	72.0	0.6	—
Other liabilities (6)	—	—	—	—	—

Total contractual cash obligations	$3,554.6	$685.0	$1,360.4	$584.5	$924.7

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

(6)

Our Consolidated Balance Sheet as of December 25, 2010 includes $514 million classified as “Deferred income taxes and other long-term liabilities.” This caption primarily consists of our net long-term deferred income taxes, the unfunded portion of our pension plan, deferred lease credits, liabilities under our deferred compensation plans, and accruals for uncertain tax positions. These liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. As of December 25, 2010, accruals for uncertain tax positions, net of items offset by net operating losses, totaled approximately $72 million. See Note H of the Notes to Consolidated Financial Statements for additional information regarding our deferred tax positions and accruals for uncertain tax positions and Note J for a discussion of our employee benefit plans, including the pension plan and the deferred compensation plan. The table above includes scheduled, acquisition-related payments.

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

In addition to judgments associated with valuation accounts, our current tax provision can be affected by our mix of income and identification or resolution of uncertain tax positions. Because income from domestic and international sources may be taxed at different rates, the shift in mix during a year or over years can cause the effective tax rate to change. We base our rate during the year on our best estimate of an annual effective rate, and update those estimates quarterly, with the cumulative effect of a change in the anticipated annual rate reflected in the tax provision of that period. Such changes can result in significant interim reporting volatility. For example, during 2010, our effective tax rate, separate from discrete items, changed each quarter. We began the year at an estimated annual effective tax rate of approximately 35% and ended at approximately negative 45% for the fourth quarter and full year of 2010. This volatility reflected changes in our projected earnings levels, the mix of income, changes in our assessment of carryback opportunities and the impact of valuation allowances in certain jurisdictions.

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides protection from liability in private lawsuits for “forward-looking” statements made by public companies under certain circumstances, provided that the public company discloses with specificity the risk factors that may impact its future results. We want to take advantage of the “safe harbor” provisions of the Reform Act. This Annual Report on Form 10-K/A contains both historical information and other information that you can use to infer future performance. Examples of historical information include our annual financial statements and the commentary on past performance contained in our MD&A. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that, with the exception of information that is historical, all the information contained in this Annual Report on Form 10-K/A should be considered to be “forward-looking statements” as referred to in the Reform Act. Without limiting the generality of the preceding sentence, any time we use the words “estimate,” “project,” “intend,” “expect,” “believe,” “anticipate,” “continue” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. Certain information in our MD&A is clearly forward-looking in nature, and without limiting the generality of the preceding cautionary statements, we specifically advise you to consider all of our MD&A in the light of the cautionary statements set forth herein.

Forward-looking information involves future risks and uncertainties. Much of the information in this report that looks towards future performance of our company is based on various factors and important assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements in this Annual Report on Form 10-K/A. Significant factors that could impact our future results are provided in Item 1A. Risk Factors included in this Annual Report on Form 10-K/A. Other risk factors are incorporated into the text of our MD&A, which should itself be considered a statement of future risks and uncertainties, as well as management’s view of our businesses.

Item 8. Financial Statements and Supplementary Data.

See Item 15(a) in Part IV of this Annual Report on Form 10-K/A.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The company initially carried out an evaluation, with the participation of its Interim Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”) as of December 25, 2010 in connection with the preparation of the company’s Original Form 10-K. The company disclosed in its Original Form 10-K that, based on that evaluation, the CEO and CFO had concluded that as of December 25, 2010, the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the company in reports that the company files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

In connection with the restatements of certain of our financial statements described in more detail elsewhere in this Form 10-K/A, management of the company re-evaluated the effectiveness of the company’s disclosure controls and procedures as of December 25, 2010. As a result of that reevaluation, management of the company has determined that due to the material weakness in internal control over financial reporting described below, the company’s disclosure controls and procedures were not effective as of such date. Additional information regarding the restatement is contained in Note B to the Notes to Consolidated Financial Statements included in this Form 10-K/A.

Changes in Internal Controls

There were no changes in the company’s internal control over financial reporting that occurred during the quarter ended December 25, 2010 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting, as the circumstances that led to the restatements had not yet been identified by management. The material weakness discussed above was subsequently identified and will result in future mitigation activities as discussed below in Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of Office Depot is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Act. Our Internal Control structure is designed to provide reasonable assurance to our management and the board of directors regarding the reliability of financial reporting and the preparation and fair presentation of our financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 25, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, the company’s management initially concluded that, as of December 25, 2010, our internal control over financial reporting was effective. However, as a result of the identification of the issues that caused the restatements described in Note B to the Notes to Consolidated Financial Statements and management’s determination that there is a material weakness in the operational effectiveness of controls in the area of accounting for income taxes, as described below, the CEO and CFO have subsequently concluded that the company’s internal control over financial reporting was not effective as of December 25, 2010.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Management identified an error within our accounting for non-recurring tax statutes that has caused the company to restate its financial statements for certain interim periods within, and the annual period ended, December 25, 2010. This error resulted from the misapplication of a specific tax rule in the preparation of a claim to carry back certain net operating losses to a prior period in conjunction with non-recurring tax legislation. The resulting restatements are more fully described in Note B to the Notes to Consolidated Financial Statements included in this Form 10-K/A.

Although management believes that the company’s controls in the area of accounting for the income tax implications of complex transactions were, and are, appropriately designed, management has concluded that the deficiency in their operational effectiveness constitutes a material weakness in internal control over financial reporting in this area.

As a result of this amended report of management on internal control over financial reporting, Deloitte & Touche LLP, the company’s independent registered public accounting firm, which also audited the company’s consolidated financial statements included in this Form 10-K/A, has issued an updated attestation report on the company’s internal control over financial reporting, which is provided below.

Remediation of Material Weakness in Internal Control Over Financial Reporting. As a result of the identification of the issue that led to the restatements and the related reassessment of internal control over financial reporting, the company has begun to develop certain remediation steps to address the material weakness discussed above and to improve its internal control over financial reporting. Specifically, the following steps are being implemented or are planned to be implemented:

•	increase the level of review and validation of work performed by management and third-party tax professionals in the preparation of our provision for income taxes; and

•	require the involvement of two third-party subject matter experts for material and complex tax transactions.

We are committed to a strong internal control environment, and believe that, when fully implemented, these remediation actions will represent significant improvements. The company anticipates that it will complete its testing of the additional internal control processes designed to remediate this material weakness in 2011; however, additional measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with management’s future evaluations of internal control over financial reporting.

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

In our report dated February 22, 2011, we expressed an unqualified opinion on internal control over financial reporting. As described in the following paragraph, a material weakness was subsequently identified as a result of the restatement of the previously issued financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 25, 2010, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: deficiencies in the operating effectiveness of the Company’s internal controls over accounting for the income tax implications of complex transactions. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 25, 2010, of the Company and this report does not affect our report on such consolidated financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of December 25, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 25, 2010 of the Company and our report dated February 22, 2011 (April 6, 2011 as to the effects of the restatement discussed in Note B) expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the restatement discussed in Note B.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

February 22, 2011 (April 6, 2011 as to the effects of the material weakness identified in our report)

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

1.	The financial statements listed in “Index to Financial Statements.”

2.	The financial statement schedules listed in “Index to Financial Statement Schedules.”

3.	The exhibits listed in the “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of April 2011.

OFFICE DEPOT, INC.

By	/S/ NEIL R. AUSTRIAN
Neil R. Austrian
Interim Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Office Depot, Inc.:

We have audited the accompanying consolidated balance sheets of Office Depot, Inc. and subsidiaries (the “Company”) as of December 25, 2010 and December 26, 2009, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 25, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note B to the consolidated financial statements, the 2010 consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 25, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 (April 6, 2011 as to the effects of the material weakness identified in our report) expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

February 22, 2011 (April 6, 2011 as to the effects of the restatement discussed in Note B)

OFFICE DEPOT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 25, 2010	December 26, 2009
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$627,478	$659,898
Receivables, net of allowances of $28,047 in 2010 and $32,802 in 2009	963,787	1,121,160
Inventories	1,233,657	1,252,929
Prepaid expenses and other current assets	203,020	172,342

Total current assets	3,027,942	3,206,329
Property and equipment, net	1,157,013	1,277,655
Goodwill	19,431	19,431
Other intangible assets	21,840	25,333
Deferred income taxes	33,319	81,706
Other assets	309,892	279,892

Total assets	$4,569,437	$4,890,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,080,276	$1,081,381
Accrued expenses and other current liabilities	1,188,233	1,280,296
Income taxes payable	2,568	6,683
Short-term borrowings and current maturities of long-term debt	72,368	59,845

Total current liabilities	2,343,445	2,428,205
Deferred income taxes and other long-term liabilities	514,218	654,851
Long-term debt, net of current maturities	659,820	662,740

Total liabilities	3,517,483	3,745,796

Commitments and contingencies
Redeemable preferred stock, net (liquidation preference – $368,516 in 2010 and $368,116 in 2009)	355,979	355,308

Stockholders’ equity:
Office Depot, Inc. stockholders’ equity:
Common stock – authorized 800,000,000 shares of $.01 par value; issued and outstanding shares – 283,059,236 in 2010 and 280,652,278 in 2009	2,831	2,807
Additional paid-in capital	1,161,409	1,193,157
Accumulated other comprehensive income	223,807	238,379
Accumulated deficit	(634,818)	(590,195)
Treasury stock, at cost – 5,915,268 shares in 2010 and 2009	(57,733)	(57,733)

Total Office Depot, Inc. stockholders’ equity	695,496	786,415
Noncontrolling interest	479	2,827

Total stockholders’ equity	695,975	789,242

Total liabilities and stockholders’ equity	$4,569,437	$4,890,346

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	2010	2009	2008
	(Restated)
Sales	$11,633,094	$12,144,467	$14,495,544
Cost of goods sold and occupancy costs	8,275,957	8,752,283	10,489,785

Gross profit	3,357,137	3,392,184	4,005,759

Store and warehouse operating and selling expenses	2,684,301	2,907,900	3,322,662
Goodwill and trade name impairments	—	—	1,269,893
Other asset impairments	51,295	26,175	222,379
General and administrative expenses	658,832	723,114	743,174
Amortization of deferred gain on sale of building	—	—	(7,308)

Operating loss	(37,291)	(265,005)	(1,545,041)

Other income (expense):
Interest income	4,663	2,396	10,013
Interest expense	(58,498)	(65,628)	(68,286)
Miscellaneous income, net	34,451	17,085	23,666

Loss before income taxes	(56,675)	(311,152)	(1,579,648)
Income tax expense (benefit)	(10,470)	287,572	(98,645)

Net loss	(46,205)	(598,724)	(1,481,003)
Less: Net loss attributable to the noncontrolling interest	(1,582)	(2,259)	(2,065)

Net loss attributable to Office Depot, Inc.	(44,623)	(596,465)	(1,478,938)
Preferred stock dividends	37,113	30,506	—

Net loss attributable to common shareholders	$(81,736)	$(626,971)	$(1,478,938)

Net earnings (loss) per share:
Basic	$(0.30)	$(2.30)	$(5.42)
Diluted	(0.30)	(2.30)	(5.42)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	2010	2009	2008
	(Restated)
Net loss	$(46,205)	$(598,724)	$(1,481,003)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(32,224)	25,769	(248,591)
Amortization of gain on cash flow hedge	(1,659)	(1,659)	(1,659)
Change in deferred pension	19,942	(7,523)	(24,128)
Change in deferred cash flow hedge	(51)	4,657	(4,657)
Other	(246)	246	—

Total other comprehensive income (loss), net of tax	(14,238)	21,490	(279,035)

Comprehensive loss	(60,443)	(577,234)	(1,760,038)
Less: comprehensive income (loss) attributable to the noncontrolling interest	(1,248)	(1,951)	(2,381)

Comprehensive loss attributable to Office Depot, Inc.	$(59,195)	$(575,283)	$(1,757,657)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 29, 2007	428,777,625	$4,288	$1,784,184		$495,916	$3,783,805	$(2,984,349)	$15,564	$3,099,408
Acquisition of majority-owned subsidiaries								5,995	5,995
Purchase of subsidiary shares from noncontrolling interest								(14,295)	(14,295)
Comprehensive loss, net of tax:
Net loss				(1,481,003)		(1,478,938)		(2,065)	(1,481,003)
Foreign currency translation adjustments				(248,591)	(248,275)			(316)	(248,591)
Change in deferred pension				(24,128)	(24,128)				(24,128)
Amortization of gain on cash flow hedge				(1,659)	(1,659)				(1,659)
Change in deferred cash flow hedge				(4,657)	(4,657)				(4,657)

Comprehensive loss, net of tax				$(1,760,038)					$(1,760,038)

Acquisition of treasury stock							(944)		(944)
Retirement of treasury stock	(149,940,718)	(1,499)	(626,889)			(2,298,597)	2,926,985		—
Grant of long-term incentive stock	2,307,993	23	(23)						—
Forfeiture of restricted stock	(465,175)	(5)	1						(4)
Exercise of stock options (including income tax benefits and withholding)	109,744	1	(1,222)						(1,221)
Issuance of stock under employee stock purchase plans	10,666	—	(785)						(785)
Direct stock purchase plans			(228)				361		133
Amortization of long-term incentive stock grant			39,584						39,584

Balance at December 27, 2008	280,800,135	2,808	1,194,622		217,197	6,270	(57,947)	4,883	1,367,833
Purchase of subsidiary shares from noncontrolling interest								(105)	(105)
Comprehensive loss, net of tax:
Net loss				(598,724)		(596,465)		(2,259)	(598,724)
Foreign currency translation adjustments				25,769	25,461			308	25,769
Change in deferred pension				(7,523)	(7,523)				(7,523)
Amortization of gain on cash flow hedge				(1,659)	(1,659)				(1,659)
Change in deferred cash flow hedge				4,657	4,657				4,657
Other				246	246				246

Comprehensive loss, net of tax				$(577,234)					$(577,234)

Preferred stock dividends			(30,506)						(30,506)
Grant of long-term incentive stock	258,074	3	(3)						—
Forfeiture of restricted stock	(405,931)	(4)	—						(4)
Share-based payments (including income tax benefits and withholding)			(4,096)						(4,096)
Direct stock purchase plans			(179)				214		35
Amortization of long-term incentive stock grant			33,319						33,319

Balance at December 26, 2009	280,652,278	$2,807	$1,193,157		$238,379	$(590,195)	$(57,733)	$2,827	$789,242
Disposition of majority-owned subsidiaries								2,523	2,523
Purchase of subsidiary shares from noncontrolling interest			(16,066)					(3,623)	(19,689)
Comprehensive income, net of tax:
Net loss (Restated)				(46,205)		(44,623)		(1,582)	(46,205)
Foreign currency translation adjustments				(32,224)	(32,558)			334	(32,224)
Change in deferred pension				19,942	19,942				19,942
Amortization of gain on cash flow hedge				(1,659)	(1,659)				(1,659)
Change in deferred cash flow hedge				(51)	(51)				(51)
Other				(246)	(246)				(246)

Comprehensive loss, net of tax (Restated)				$(60,443)					$(60,443)

Preferred stock dividends			(37,113)						(37,113)
Grant of long-term incentive stock	223,762	2	(2)						—
Forfeiture of restricted stock	(236,512)	(2)							(2)
Exercise of stock options (including income tax benefits and with holding) (Restated)	2,419,708	24	590						614
Amortization of long-term incentive stock grant			20,843						20,843

Balance at December 25, 2010 (Restated)	283,059,236	$2,831	$1,161,409		$223,807	$(634,818)	$(57,733)	$479	$695,975

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2010	2009	2008
	(Restated)
Cash flows from operating activities:
Net loss	$(46,205)	$(598,724)	$(1,481,003)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	208,319	224,115	254,099
Charges for losses on inventories and receivables	57,824	80,178	140,058
Net earnings from equity method investments	(30,635)	(30,579)	(37,113)
Dividends received	—	13,931	—
Goodwill and trade name impairments	—	—	1,269,893
Other asset impairments	51,295	26,175	222,379
Compensation expense for share-based payments	20,840	33,316	39,561
Deferred income taxes and valuation allowances on deferred tax assets	15,551	325,886	(108,099)
Loss (gain) on disposition of assets	8,709	7,655	(13,443)
Other operating activities	11,501	7,199	(5,547)
Changes in assets and liabilities:
Decrease (increase) in receivables	60,273	126,131	133,162
Decrease (increase) in inventories	(87,724)	37,583	249,849
Net decrease (increase) in prepaid expenses and other assets	2,522	28,165	(16,986)
Net increase (decrease) in accounts payable, accrued expenses and other long-term liabilities	(69,144)	15,408	(178,554)

Total adjustments	249,331	895,163	1,949,259

Net cash provided by operating activities	203,126	296,439	468,256

Cash flows from investing activities:
Capital expenditures	(169,452)	(130,847)	(330,075)
Acquisitions, net of cash acquired, and related payments	(10,952)	—	(102,752)
Purchase of assets held for sale and sold	—	—	(38,537)
Proceeds from disposition of assets and other	35,393	150,131	120,632
Restricted cash for pending transaction	(46,509)	—	(6,037)
Release of restricted cash	—	6,037	18,100

Net cash provided by (used in) investing activities	(191,520)	25,321	(338,669)

Cash flows from financing activities:
Net proceeds from exercise of stock options and sale of stock under employee stock purchase plans	1,011	35	503
Tax benefit from employee share-based exercises	—	—	89
Treasury stock additions from employee related plans	—	—	(944)
Payment for non-controlling interests	(21,786)	—	—
Debt issuance costs	(4,688)	—	(40,793)
Proceeds from issuance of redeemable preferred stock, net	—	324,801	—
Dividends on redeemable preferred stock	(27,639)	—	—
Proceeds from issuance of borrowings	52,488	24,321	139,098
Payments on long- and short-term borrowings	(30,284)	(175,863)	(284,204)

Net cash provided by (used in) financing activities	(30,898)	173,294	(186,251)

Effect of exchange rate changes on cash and cash equivalents	(13,128)	9,099	(10,545)

Net increase (decrease) in cash and cash equivalents	(32,420)	504,153	(67,209)
Cash and cash equivalents at beginning of period	659,898	155,745	222,954

Cash and cash equivalents at end of period	$627,478	$659,898	$155,745

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

Basis of Presentation: The consolidated financial statements of Office Depot and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany transactions have been eliminated in consolidation. In addition to wholly owned subsidiaries, we consolidate entities where we control financial and operating policies but do not have total ownership. Noncontrolling interests are presented in the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity as a component of total stockholders’ equity and in the Consolidated Statements of Operations as a specific allocation of net earnings (loss). The equity method of accounting is used for our investments in which we do not control but we either share control equally or have significant influence. During 2010, we amended the shareholders’ agreement related to our venture in India such that control is now shared equally. The venture has been deconsolidated and is now accounted for under the equity method. We also participate in a joint venture selling office products and services in Mexico and Central and South America that is accounted for using the equity method with its results presented in miscellaneous income, net in the Consolidated Statements of Operations. See Note R for information on our investment in Mexico. The December 26, 2009 balance sheet has been modified to combine short term deferred income taxes with prepaid expenses and other current assets, to conform to the December 25, 2010 presentation.

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

Other receivables are $276.4 million and $351.1 million as of December 25, 2010 and December 26, 2009, respectively, of which $198.3 million and $225.4 million are amounts due from vendors under purchase rebate, cooperative advertising and various other marketing programs.

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

Income Taxes: Income tax expense is recognized at applicable U.S. or international tax rates. Certain revenue and expense items may be recognized in one period for financial statement purposes and in a different period’s income tax return. The tax effects of such differences are reported as deferred income taxes. Valuation allowances are recorded for periods in which realization of deferred tax assets does not meet a more likely than not standard. See Note H for additional information on deferred income taxes.

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

See Note D for information related to goodwill and other intangible asset impairment charges recognized in 2008.

Impairment of Long-Lived Assets: Long-lived assets with identifiable cash flows are reviewed for possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is assessed at the lowest level of identifiable cash flows, considering the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized equal to the estimated fair value of the asset less its carrying value and any costs of disposition. Impairment losses of $2.3 million, $3.5 million and $97.7 million were recognized in 2010, 2009 and 2008, respectively, relating to certain under-performing retail stores. For additional discussion of material asset impairment charges recognized in 2008, see Note D.

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

Fair Value of Financial Instruments: The estimated fair values of financial instruments recognized in the Consolidated Balance Sheets or disclosed within these Notes to Consolidated Financial Statements have been determined using available market information, information from unrelated third-party financial institutions and appropriate valuation methodologies, primarily discounted projected cash flows. However, considerable judgment is required when interpreting market information and other data to develop estimates of fair value. See Note K for additional information on fair value.

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

NOTE B — RESTATEMENT OF FINANCIAL STATEMENTS

The company’s 2010 financial statements included in its original Form 10-K that was filed on February 22, 2011 were prepared reflecting the expected carry back of certain net operating losses. The company’s position was based on the view that its tax losses qualified for extended carry-back provisions enacted in 2009. That position resulted in the company recognizing a tax benefit of approximately $80 million in the 2010 statement of operations. The company filed its carry back claim in February 2011 and in March 2011, the claim was denied by the Internal Revenue Service. Because the company has recognized full valuation allowances on its domestic deferred tax assets, the tax benefits recognized in the 2010 financial statements no longer met the accounting recognition criteria and, accordingly, these financial statements are being restated. The net operating losses included in the denied carry back claim will be available to offset what would otherwise be future tax payments over a 20-year period. As a result of the need to restate the financial statements included in the original Form 10-K, on March 30, 2011 the company obtained a waiver of default from the lending institutions participating in the asset based credit facility (the “Facility”).

The Form 10-K/A also reflects a correction to the 2010 presentation of approximately $22 million of acquisition-related payments from investing activities to financing activities in the consolidated statement of cash flows.

The effects of the restatement on the consolidated balance sheet as of December 25, 2010 are summarized in the following table:

	As of December 25, 2010
(In thousands)	Previously Reported	Adjustments	Restated
Receivables, net	$1,026,500	$(62,713)	$963,787
Total current assets	3,090,655	(62,713)	3,027,942
Other assets	330,108	(20,216)	309,892
Total assets	4,652,366	(82,929)	4,569,437

Additional paid-in capital	1,164,823	(3,414)	1,161,409
Accumulated deficit	(555,303)	(79,515)	(634,818)
Total Office Depot, Inc. stockholders’ equity	778,425	(82,929)	695,496
Total stockholders’ equity	778,904	(82,929)	695,975
Total liabilities and stockholders’ equity	4,652,366	(82,929)	4,569,437

The effects of the restatement on the consolidated statements of operations for fiscal year 2010 are summarized in the following table:

	Fiscal Year Ended December 25, 2010
(In thousands)	Previously Reported	Adjustments	Restated
Income tax benefit	$(89,985)	$79,515	$(10,470)
Net earnings (loss)	33,310	(79,515)	(46,205)
Net earnings (loss) attributable to Office Depot, Inc.	34,892	(79,515)	(44,623)
Net loss attributable to common shareholders	(2,221)	(79,515)	(81,736)
Earnings per common share:
Basic	$(0.01)	$(0.29)	$(0.30)

Diluted	$(0.01)	$(0.29)	$(0.30)

The effects of the restatement on the consolidated statement of comprehensive loss for fiscal year 2010 is summarized in the following table:

	Fiscal Year Ended December 25, 2010
(In thousands)	Previously Reported	Adjustments	Restated
Net earnings (loss)	$33,310	$(79,515)	$(46,205)
Comprehensive income (loss)	19,072	(79,515)	(60,443)
Comprehensive income (loss) attributable to Office Depot, Inc.	20,320	(79,515)	(59,195)

The effects of the restatement on the consolidated statement of cash flows for fiscal year 2010 is summarized in the following table:

	Fiscal Year Ended December 25, 2010
(In thousands)	Previously Reported	Adjustments	Restated
Cash flow from operating activities:
Net earnings (loss)	$33,310	$(79,515)	$(46,205)
Decrease (increase) in receivables	(2,440)	62,713	60,273
Net decrease (increase) in prepaid expenses and other assets	(17,694)	20,216	2,522
Total adjustments	166,402	82,929	249,331
Cash provided by operating activities	199,712	3,414	203,126

Cash flow from investing activities
Acquisitions, net of cash acquired, and related payments	(32,738)	21,786	(10,952)
Net cash provided by (used in) investing activities	(213,306)	21,786	(191,520)

Cash flow from investing activities
Tax benefit from employee share-based exercises	3,414	(3,414)	—
Payment for non-controlling interests	—	(21,786)	(21,786)
Net cash provided by (used in) financing activities	(5,698)	(25,200)	(30,898)

NOTE C — REDEEMABLE PREFERRED STOCK

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

NOTE D — ASSET IMPAIRMENTS, EXIT COSTS AND OTHER CHARGES

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

NOTE E — PROPERTY AND EQUIPMENT

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

NOTE F — GOODWILL AND OTHER INTANGIBLE ASSETS

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

Amortizing intangible assets, which are included in other intangible assets in the Consolidated Balance Sheets, include the following:

	December 25, 2010		December 26, 2009
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer lists	$28,000	$(11,773)	$28,000	$(9,228)
Other	2,600	(2,600)	2,600	(2,302)

Total	$30,600	$(14,373)	$30,600	$(11,530)

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

NOTE G — DEBT

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

Capital lease obligations primarily relate to buildings and equipment as indicated in Note E.

Aggregate annual maturities of long-term debt and capital lease obligations are as follows:

(Dollars in thousands)
2011	$89,808
2012	33,546
2013	432,383
2014	31,518
2015	31,915
Thereafter	250,312

Total	869,482
Less amount representing interest on capital leases	137,294

Total	732,188
Less current portion	72,368

Total long-term debt	$659,820

NOTE H — INCOME TAXES

The income tax expense (benefit) related to earnings (loss) from operations consisted of the following:

(Dollars in thousands)	2010	2009	2008
Current:
Federal	$(28,278)	$(41,997)	$(16,430)
State	1,408	2,228	6,622
Foreign	849	1,455	19,262
Deferred :
Federal	—	233,398	(125,945)
State	(64)	46,845	18,606
Foreign	15,615	45,643	(760)

Total income tax expense (benefit)	$(10,470)	$287,572	$(98,645)

The components of earnings (loss) before income taxes consisted of the following:

(Dollars in thousands)	2010	2009	2008
North America	(114,231)	$(271,520)	$(733,342)
International	57,556	(39,632)	(846,306)

Total	$(56,675)	$(311,152)	$(1,579,648)

The components of deferred income tax assets and liabilities consisted of the following:

(Dollars in thousands)	December 25, 2010	December 26, 2009
U.S. and foreign net operating loss carryforwards	$344,878	$343,343
Deferred rent credit	107,673	104,292
Vacation pay and other accrued compensation	71,496	85,912
Accruals for facility closings	41,896	54,122
Inventory	17,165	23,912
Self-insurance accruals	20,622	19,387
Deferred revenue	10,764	13,787
State credit carryforwards, net of Federal benefit	12,739	10,698
Allowance for bad debts	9,005	9,475
Accrued rebates	14,591	6,058
Other items, net	65,768	75,553

Gross deferred tax assets	716,597	746,539
Valuation allowance	(648,869)	(656,943)

Deferred tax assets	67,728	89,596

Internal software	1,003	23,857
Basis difference in fixed assets	53,391	17,098

Deferred tax liabilities	54,394	40,955

Net deferred tax assets	$13,334	$48,641

As of December 25, 2010, we had approximately $179 million of U.S. Federal, $826 million of foreign, and $1 billion of state net operating loss carryforwards. The U.S. Federal carryforward will expire in 2030. Of the foreign carryforwards, $640 million can be carried forward indefinitely, $15 million will expire in 2011, and the balance will expire between 2012 and 2030. Of the state carryforwards, $26 million will expire in 2011, and the balance will expire between 2012 and 2030. Additionally, the company has $1.73 billion of foreign capital loss carryforwards ($468 million tax-effected) that resulted from a 2010 internal restructuring transaction that can be carried forward indefinitely. Under the tax laws of the jurisdiction, the capital loss carryforward may only offset a future capital gain resulting from an intercompany transaction between the specific subsidiaries of the company involved in the 2010 transaction. Because the company believes that it is remote that the capital loss carryforward will be realized in the foreseeable future, a full valuation allowance has been established against the asset and the company has chosen to exclude the attribute from the above tabular rendition of deferred tax assets and liabilities.

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

(Dollars in millions)	Beginning Balance	Additions	Deductions	Ending Balance
Valuation allowances at:
December 25, 2010	$657.0	$—	$(8.1)	$648.9
December 26, 2009	242.5	414.5	—	657.0

Of the $648.9 million valuation allowance as of December 25, 2010, $3.4 million is attributable to net operating loss carryforward assets generated from equity compensation deductions that if realized in future period would benefit additional paid-in capital.

The following is a reconciliation of income taxes at the Federal statutory rate to the provision (benefit) for income taxes:

(Dollars in thousands)	2010	2009	2008
Federal tax computed at the statutory rate	$(19,836)	$(108,903)	$(552,877)
State taxes, net of Federal benefit	1,434	1,951	(3,838)
Foreign income taxed at rates other than Federal	(15,926)	(21,882)	(29,684)
Non-deductible goodwill and other impairments	—	—	356,138
Increase (reduction) in valuation allowance	29,777	387,735	47,874
Non-deductible foreign interest	5,094	13,198	40,166
Change in uncertain tax positions	(32,283)	5,526	3,661
Disposition of foreign affiliates	(8,562)	—	—
Gain on intercompany sale	20,216	—	—
Other items, net	9,616	9,947	39,915

Income tax expense (benefit)	$(10,470)	$287,572	$(98,645)

The significant tax jurisdictions related to the line item foreign income taxed at rates other than Federal include the UK, the Netherlands and France.

The following table summarizes the activity related to our uncertain tax positions:

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

Included in the balance of $110.5 million at December 25, 2010, are $78.3 million of net uncertain tax positions that, if recognized, would affect the effective tax rate. The difference of $32.2 million primarily results from positions which if sustained would be fully offset by a valuation allowance.

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

In connection with the expensing of the fair value of employee stock options, we have elected to calculate our pool of excess tax benefits under the alternative or “short-cut” method. At adoption, this pool of benefits was approximately $55.3 million and was approximately $101.5 million as of December 25, 2010. This pool may increase in future periods if tax benefits realized are in excess of those based on grant date fair values or may decrease if used to absorb future tax deficiencies determined for financial reporting purposes.

NOTE I — COMMITMENTS AND CONTINGENCIES

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

NOTE J — EMPLOYEE BENEFIT PLANS

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

NOTE K — FAIR VALUE MEASUREMENTS

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

The fair values of our interest rate swaps, foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current interest rates, exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data. There were no interest rate swap agreements in place at the end of 2010 and the amounts receivable or payable under foreign currency and fuel contracts were not significant at the end of 2010. See Note L for additional information on our derivative instruments and hedging activities.

Fair value estimates may be required to measure certain assets and liabilities on a nonrecurring basis for asset impairments and exit cost valuations.

The following table summarizes the company’s financial liabilities measured at fair value on a recurring basis:

		December 25, 2010
	Total	Fair Value Measurement Category
(In thousands)		Level 1	Level 2	Level 3
Assets
Commodity contracts — fuel	$253	$—	$253	$—

Liabilities:
Foreign exchange contracts	$434	$—	$434	$—

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

NOTE L — DERIVATIVE INSTRUMENTS AND HEDGING

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

The following tables provide information on our hedging and derivative positions and activity.

Fair value of derivative instruments
(Dollars in thousands)	Balance sheet location	2010	2009
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	317	266
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	117	—

Total Liabilities		434	266

Commodity contracts — fuel	Other current assets	253	—

Total assets		$253	$—

Derivatives not designated as hedging instruments	Location of gain/(loss) recognized in earnings	Amount of gain/ (loss) recognized in earnings
(Dollars in thousands)		2010	2009
Commodity contracts — fuel	Cost of goods sold and occupancy costs & Store and warehouse operating and selling expenses*	$253	$111
Foreign exchange contracts	Cost of goods sold and occupancy costs	(117)	(7,707)

Total		$136	$(7,596)

Derivatives designated as cash flow hedges:	Amount of gain/(loss) recognized in OCI		Location of gain/(loss) reclassified from OCI into earnings	Amount of gain/(loss) reclassified from OCI into earnings
(Dollars in thousands)	2010	2009		2010	2009
Commodity contracts — fuel	$—	$2,919	Cost of goods sold and occupancy costs & Store and warehouse operating and selling expenses*	$—	$(6,800)
Foreign exchange contracts	(1,982)	(266)	Cost of goods sold and occupancy costs	(2,229)	—

Total	$(1,982)	$2,653		$(2,229)	$(6,800)

*

Approximately 60% of the amounts for 2010 and 2009 are reflected in cost of goods sold and occupancy costs. The remaining 40% of the amounts are reflected in store and warehouse operating and selling expenses.

As of March 26, 2011, there were no hedging arrangements requiring collateral. However, we may be required to provide collateral on certain arrangements in the future. The fair values of our foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current exchange rates. The values are based on market-based inputs or unobservable inputs that are corroborated by market data.

NOTE M — CAPITAL STOCK

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

NOTE N — EARNINGS PER SHARE

The following table presents the calculation of net earnings (loss) per common share — basic and diluted:

(In thousands, except per share amounts)	2010	2009	2008
Basic Earnings Per Share
Numerator:
Net loss attributable to common shareholders	$(81,736)	$(626,971)	$(1,478,938)
Denominator:
Weighted-average shares outstanding	275,557	272,828	272,776
Basic earnings (loss) per share	$(0.30)	$(2.30)	$(5.42)

Diluted Earnings Per Share
Numerator:
Net earnings (loss) attributable to Office Depot, Inc.	$(44,623)	$(596,465)	$(1,478,938)
Denominator:
Weighted-average shares outstanding	275,557	272,828	272,776
Effect of dilutive securities:
Stock options and restricted stock	7,060	3,836	289
Redeemable preferred stock	73,676	36,418	—

Diluted weighted-average shares outstanding	356,293	313,082	273,065
Diluted earnings (loss) per share	N/A	N/A	N/A

Awards of options and nonvested shares representing an additional 13.0 million, 14.7 million and 15.4 million shares of common stock were outstanding for the years ended December 25, 2010, December 26, 2009 and December 27, 2008, respectively, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive. Beginning in 2010, for weighted average share purposes, no tax benefits have been assumed in jurisdictions with valuation allowances. The diluted share amounts for 2010, 2009 and 2008 are provided for informational purposes, as the net loss for the periods causes basic earnings per share to be the most dilutive.

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

NOTE O — SUPPLEMENTAL INFORMATION ON OPERATING, INVESTING AND FINANCING ACTIVITIES

Additional supplemental information related to the Consolidated Statements of Cash Flows is as follows:

(Dollars in thousands)	2010	2009	2008
Cash interest paid (net of amounts capitalized)	$62,352	$52,631	$55,208
Cash taxes paid (refunded)	(54,459)	(28,320)	18,848
Non-cash asset additions under capital leases	13,251	1,813	197,912
Non-cash paid-in-kind dividends (see Note C)	—	30,506	—

NOTE P — SEGMENT INFORMATION

Office Depot operates in three segments: North American Retail Division, North American Business Solutions Division, and International Division. Each of these segments is managed separately primarily because it serves a different customer group. The accounting policies for each segment are the same as those described in the summary of significant accounting policies (see Note A). Our measure of Division operating profit is based on the measure of performance reported internally to manage the business and for resource allocation. This measure allocates to the respective Divisions those general and administrative expenses considered directly or closely related to their operations. Remaining G&A expenses and Charges that are managed at the corporate level are not allocated to the Divisions for measurement of Division operating profit. See Note D for discussion of Charges. Other companies may charge more or less of these items to their segments and our results may not be comparable to similarly titled measures used by other entities.

The following is a summary of our significant accounts and balances by segment, reconciled to our consolidated totals.

(Dollars in thousands)		North American Retail Division	North American Business Solutions Division	International Division	Eliminations and Other*	Consolidated Total
Sales	2010	$4,962,838	$3,290,430	$3,379,826	$—	$11,633,094
	2009	$5,113,553	$3,483,724	$3,547,190	$—	$12,144,467
	2008	6,112,335	4,142,146	4,241,063	—	14,495,544

Division operating profit (loss)	2010	$127,504	$96,474	$110,781	$—	$334,759
	2009	$105,542	$98,163	$119,604	$—	$323,309
	2008	(29,221)	119,766	157,232	—	247,777

Capital expenditures	2010	$67,172	$38,588	$27,637	$36,055	$169,452
	2009	$40,600	$21,145	$20,281	$48,821	$130,847
	2008	103,973	9,215	77,859	139,028	330,075

Depreciation and amortization	2010	$86,657	$15,005	$24,712	$81,945	$208,319
	2009	$90,973	$15,471	$29,032	$88,639	$224,115
	2008	126,212	19,745	30,744	77,398	254,099

Charges for losses on receivables and inventories	2010	$37,681	$8,463	$11,680	$—	$57,824
	2009	$41,740	$16,932	$21,506	$—	$80,178
	2008	80,354	36,471	23,233	—	140,058

Net earnings from equity method investments	2010	$—	$—	$30,635	$—	$30,635
	2009	$—	$—	$30,579	$—	$30,579
	2008	—	—	37,113	—	37,113

Assets (Restated)	2010	$1,604,274	$663,049	$1,425,855	$876,259	$4,569,437
	2009	$1,619,854	$726,296	$1,493,985	$1,050,211	$4,890,346

*	Amounts included in “Eliminations and Other” consist of assets (including all cash and equivalents) and depreciation related to corporate activities.

A reconciliation of the measure of Division operating profit to consolidated earnings from continuing operations before income taxes follows.

(Dollars in thousands)	2010	2009	2008
Division operating profit	$334,759	$323,309	$247,777
(Add)/subtract:
Charges (see Note D)	—	253,383	1,468,684
Unallocated general, administrative and corporate expenses (excluding Charges)	372,050	334,931	324,134
Interest expense	58,498	65,628	68,286
Interest income	(4,663)	(2,396)	(10,013)
Miscellaneous income, net	(34,451)	(17,085)	(23,666)

Earnings (loss) before income taxes	$(56,675)	$(311,152)	$(1,579,648)

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

NOTE Q — DISPOSITIONS AND ACQUISITIONS

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

NOTE R — INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

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

(Dollars in thousands)	2010	2009	2008
Statement of earnings:
Sales	$961,616	$825,603	$952,566
Gross profit	283,189	243,957	278,764
Net income	61,269	61,159	74,226

(Dollars in thousands)	December 31, 2010	December 31, 2009
Balance Sheet:
Current assets	$328,854	$219,030
Non-current assets	289,200	260,074
Current liabilities	202,834	141,944
Non-current liabilities	3,667	—

NOTE S — QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share amounts)	First Quarter	Second Quarter(1)	Third Quarter(2)	Fourth Quarter(3)
Fiscal Year Ended December 25, 2010
Net sales	$3,071,970	$2,699,475	$2,899,717	$2,961,932
Gross profit	913,731	766,688	829,183	847,535
Net earnings (loss) attributable to Office Depot, Inc., as previously reported	29,468	(9,485)	63,497	(48,588)
Net earnings (loss) attributable to Office Depot, Inc., restated (4)		(15,934)	41,254	(99,411)
Net earnings (loss) available to common shareholders, as previously reported	19,993	(18,698)	54,287	(57,803)
Net earnings (loss) available to common shareholders, restated (4)		(25,147)	32,044	(108,626)
Net loss per share*:
Basic, as previously reported (4)	$0.07	$(0.07)	$0.18	$(0.21)
Basic, restated		$(0.09)	$0.12	$(0.39)
Diluted, as previously reported (4)	$0.07	$(0.07)	$0.18	$(0.21)
Diluted, restated		$(0.09)	$0.12	$(0.39)

*	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

(1)	Net loss for the quarter includes approximately $13 million discrete tax benefits from the release of a valuation allowance in Europe and a favorable settlement with certain taxing authorities.

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

(4)	See Note B for more information. Concurrent with the Form 10-K/A, the company will file amended Forms 10-Q for the second and third quarters of 2010.

	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter(2)
Fiscal Year Ended December 26, 2009
Net sales	$3,225,264	$2,824,141	$3,029,207	$3,065,855
Gross profit	910,262	764,048	860,123	857,751
Net loss attributable to Office Depot, Inc.	(54,739)	(82,072)	(398,034)	(61,620)
Net loss available to common shareholders	(54,739)	(82,558)	(412,965)	(76,709)
Net loss per share*:
Basic	$(0.20)	$(0.31)	$(1.51)	$(0.28)
Diluted	(0.20)	(0.31)	(1.51)	(0.28)

*	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

(1)	Net loss for the quarter includes a charge of approximately $322 million to establish valuation allowances on certain deferred tax assets. For additional information see Note H.

(2)	Net loss for the quarter includes pretax Charges of approximately $58 million (aggregate of $253 million through the four quarters of 2009). For additional information on the Charges, see Note D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Office Depot, Inc.:

We have audited the financial statements of Office Depot, Inc. and subsidiaries (the “Company”) as of December 25, 2010 and December 26, 2009, and for each of the three fiscal years in the period ended December 25, 2010, and have issued our report thereon dated February 22, 2011, April 6, 2011, as to the effects of the restatement discussed in Note B (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the restatement discussed in Note B), and our report relating to the effectiveness of Office Depot, Inc.’s internal control over financial reporting as of December 25, 2010 dated February 22, 2011, April 6, 2011, as to the effects of the material weakness identified in our report (which report expresses an adverse opinion on internal control over financial reporting); such consolidated financial statements and reports are included elsewhere in this Form 10-K/A. Our audits also included the consolidated financial statement schedule of the Company listed in the accompanying index at Item 15(a)(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

February 22, 2011 (April 6, 2011 as to the effects of the restatement discussed in Note B)

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II — Valuation and Qualifying Accounts and Reserves	70

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

SCHEDULE II

OFFICE DEPOT, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions— Charged to Expense	Deductions— Write-offs, Payments and Other Adjustments	Balance at End of Period
Allowance for doubtful accounts:

2010	$32,802	10,954	15,709	28,047

2009	$45,990	22,020	35,208	32,802

2008	$46,316	33,736	34,062	45,990

INDEX TO EXHIBITS FOR OFFICE DEPOT 10-K/A

Exhibit Number	Exhibit
23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document