Form 10-Q
period 2011-03-26
OFFICE DEPOT INC
filed 2011-04-26
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended    March 26, 2011

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission file number     1-10948

Office Depot, Inc.

(Exact name of registrant as specified in its charter)

Delaware	59-2661354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6600 North Military Trail; Boca Raton, Florida	33496
(Address of principal executive offices)	(Zip Code)

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 26, 2011	December 25, 2010	March 27, 2010
Assets
Current assets:
Cash and cash equivalents	$494,207	$627,478	$663,299
Receivables, net	990,080	963,787	1,009,642
Inventories	1,217,192	1,233,657	1,142,478
Prepaid expenses and other current assets	190,969	203,020	169,633

Total current assets	2,892,448	3,027,942	2,985,052
Property and equipment, net	1,138,657	1,157,013	1,236,772
Goodwill	62,907	19,431	19,431
Other intangible assets	41,524	21,840	24,066
Deferred income taxes	44,363	33,319	76,634
Other assets	328,154	309,892	292,846

Total assets	$4,508,053	$4,569,437	$4,634,801

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,008,969	$1,080,276	$973,422
Accrued expenses and other current liabilities	1,108,437	1,188,233	1,171,088
Income taxes payable	2,881	2,568	18,652
Short-term borrowings and current maturities of long-term debt	91,412	72,368	59,128

Total current liabilities	2,211,699	2,343,445	2,222,290
Deferred income taxes and other long-term liabilities	556,998	514,218	615,300
Long-term debt, net of current maturities	657,015	659,820	661,104

Total liabilities	3,425,712	3,517,483	3,498,694

Commitments and contingencies
Redeemable preferred stock, net (liquidation preference – $368,516 in March 2011, December 2010 and March 2010)	355,979	355,979	355,979

Stockholders’ equity:
Office Depot, Inc. stockholders’ equity:
Common stock - authorized 800,000,000 shares of $.01 par value; issued and outstanding shares – 283,486,355 in 2011, 283,059,236 in December 2010 and 281,418,223 in March 2010	2,835	2,831	2,814
Additional paid-in capital	1,155,193	1,161,409	1,189,611
Accumulated other comprehensive income	265,781	223,807	201,474
Accumulated deficit	(640,232)	(634,818)	(560,727)
Treasury stock, at cost – 5,915,268 shares in 2011, December 2010 and March 2010	(57,733)	(57,733)	(57,733)

Total Office Depot, Inc. stockholders’ equity	725,844	695,496	775,439
Noncontrolling interest	518	479	4,689

Total stockholders’ equity	726,362	695,975	780,128

Total liabilities and stockholders’ equity	$4,508,053	$4,569,437	$4,634,801

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 22, 2011, as amended on April 6, 2011 (the “2010 Form 10-K/A”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended
	March 26, 2011	March 27, 2010
Sales	$2,972,960	$3,071,970
Cost of goods sold and occupancy costs	2,094,772	2,158,239

Gross profit	878,188	913,731

Store and warehouse operating and selling expenses	693,886	690,011
General and administrative expenses	165,826	168,217

Operating profit	18,476	55,503

Other income (expense):
Interest income	599	537
Interest expense	(17,987)	(17,772)
Miscellaneous income, net	7,345	6,099

Earnings before income taxes	8,433	44,367

Income tax expense	13,823	15,127

Net earnings (loss)	(5,390)	29,240

Less: Net earnings (loss) attributable to the noncontrolling interest	24	(228)

Net earnings (loss) attributable to Office Depot, Inc.	(5,414)	29,468

Preferred stock dividends	9,213	9,475

Income (loss) available to common shareholders	$(14,627)	$19,993

Earnings (loss) per share:
Basic	$(0.05)	$0.07
Diluted	(0.05)	0.07

Weighted average number of common shares outstanding:
Basic	276,986	274,233
Diluted	276,986	274,233

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2010 Form 10-K/A.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	13 Weeks Ended
	March 26, 2011	March 27, 2010
Cash flows from operating activities:
Net earnings (loss)	$(5,390)	$29,240
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	51,269	52,702
Charges for losses on inventories and receivables	18,413	12,195
Changes in working capital and other	(158,912)	(41,503)

Net cash provided by (used in) operating activities	(94,620)	52,634

Cash flows from investing activities:
Capital expenditures	(28,587)	(41,440)
Acquisition, net of cash acquired	(72,667)	—
Release of restricted cash	46,509	—
Proceeds from assets sold and other	4,238	13,770

Net cash used in investing activities	(50,507)	(27,670)

Cash flows from financing activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	472	777
Tax benefits from employee share-based payments	—	1,635
Share transactions under employee related plans	(583)	(1,269)
Preferred stock dividends	(9,213)	—
Debt related fees	—	(4,688)
Net proceeds (payments) on long- and short-term borrowings	9,927	(2,799)

Net cash provided by (used in) financing activities	603	(6,344)

Effect of exchange rate changes on cash and cash equivalents	11,253	(15,219)

Net increase (decrease) in cash and cash equivalents	(133,271)	3,401
Cash and cash equivalents at beginning of period	627,478	659,898

Cash and cash equivalents at end of period	$494,207	$663,299

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2010 Form 10-K/A.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Summary of Significant Accounting Policies

Basis of Presentation: Office Depot, Inc., including consolidated subsidiaries, (“Office Depot”) is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The Condensed Consolidated Balance Sheet at December 25, 2010 has been derived from audited financial statements at that date. The condensed consolidated interim financial statements as of March 26, 2011 and March 27, 2010, and for the 13-week periods ended March 26, 2011 (also referred to as “the first quarter of 2011”) and March 27, 2010 (also referred to as “the first quarter of 2010”) are unaudited. However, in our opinion, these financial statements reflect adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. We have included the balance sheet from March 27, 2010 to assist in analyzing our company. The balance of short-term deferred income taxes in the March 27, 2010 balance sheet has been combined with prepaid expenses and other current assets to conform to presentations used at December 25, 2010 and March 26, 2011.

These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Office Depot and its condensed consolidated financial statements, we recommend reading these condensed interim financial statements in conjunction with the audited financial statements which are included in our Annual Report on Form 10-K for the year ended December 25, 2010, as amended (the “2010 Form 10-K/A”), filed on April 6, 2011 with the U.S. Securities and Exchange Commission (“SEC”).

Cash Management: Our cash management process generally utilizes zero balance accounts which provide for the reimbursement of the related disbursement accounts on a daily basis. Accounts payable and accrued expenses as of March 26, 2011, December 25, 2010 and March 27, 2010 included $54 million, $64 million and $66 million, respectively, of disbursements not yet presented for payment drawn in excess of our book deposit balances where offset provisions exist. We may borrow to meet working capital and other needs throughout any given quarter, which may result in higher levels of borrowings and invested cash within the period. At the end of the quarter, excess cash may be used to minimize borrowings outstanding at the balance sheet date.

New Accounting Pronouncements: There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

Note B – Asset Impairments, Exit Costs and Other Charges

The company has been adversely affected by the downturn in the global economy in recent years and has taken actions to adapt to the changing and increasingly competitive conditions including closing stores and distribution centers (“DCs”), consolidating functional activities and disposing of businesses and assets. During the first quarter of 2011, termination benefits in Europe of approximately $5 million related to these initiatives were recognized and included in Store and warehouse operating and selling expenses on the Condensed Consolidated Statement of Operations and included in determination of operating profit of the International Division. Additionally, approximately $3 million related to the accretion, adjustments and settlements of lease obligations from facilities closed in prior years was recognized and included in Store and warehouse operating and selling expenses on the Condensed Consolidated Statement of Operations.

Exit cost accruals related to prior and current actions are as follows:

(Dollars in millions)	Balance at December 25, 2010	Charges Incurred	Cash Payments	Currency and Other Adjustments	Balance at March 26, 2011

Termination benefits	$4	$5	$(4)	$—	$5
Lease and contract obligations	113	3	(11)	2	107

Total	$117	$8	$(15)	$2	$112

Note C – Stockholders’ Equity and Comprehensive Income

The following table reflects the changes in stockholders’ equity attributable to both Office Depot and our noncontrolling subsidiary interests.

(In thousands)	Attributable to Office Depot, Inc.	Attributable to noncontrolling interest	Total

Stockholders’ equity at December 25, 2010	$695,496	$479	$695,975
Comprehensive income:
Net earnings (loss)	(5,414)	24	(5,390)
Other comprehensive income:	41,974	15	41,989

Comprehensive income	36,560	39	36,599
Preferred stock dividends	(9,213)	—	(9,213)
Share transactions under employee related plans	(115)	—	(115)
Amortization of long-term incentive stock grants	3,116	—	3,116

Stockholders’ equity at March 26, 2011	$725,844	$518	$726,362

Stockholders’ equity at December 26, 2009	$786,415	$2,827	$789,242
Comprehensive income:
Net earnings (loss)	29,468	(228)	29,240
Other comprehensive income (loss):	(36,905)	(27)	(36,932)

Comprehensive income (loss)	(7,437)	(255)	(7,692)
Capital contributions from noncontrolling interest	—	2,117	2,117
Preferred stock dividends	(9,475)	—	(9,475)
Share transactions under employee related plans	1,143	—	1,143
Amortization of long-term incentive stock grants	4,793	—	4,793

Stockholders’ equity at March 27, 2010	$775,439	$4,689	$780,128

Comprehensive income includes all non-owner changes in stockholders’ equity and consists of the following:

	First Quarter
(In thousands)	2011	2010

Net earnings (loss)	$(5,390)	$29,240
Other comprehensive income (loss), net of tax where applicable:
Foreign currency translation adjustments	41,244	(38,027)
Amortization of gain on cash flow hedge	(415)	(415)
Change in deferred pension	210	971
Change in deferred cash flow hedge	950	102
Other	—	437

Total other comprehensive income (loss), net of tax, where applicable	41,989	(36,932)

Comprehensive income (loss)	36,599	(7,692)
Less: comprehensive income (loss) attributable to the noncontrolling interest	39	(255)

Comprehensive income (loss) attributable to Office Depot, Inc.	$36,560	$(7,437)

Note D – Earnings Per Share

The following table represents the calculation of net earnings (loss) per common share:

	First Quarter
(In thousands, except per share amounts)	2011	2010

Basic Earnings Per Share
Numerator:
Income (loss) available to common shareholders	$(14,627)	$19,993

Denominator:
Weighted-average shares outstanding	276,986	274,233

Basic earnings (loss) per common share	$(0.05)	$0.07

Diluted Earnings Per Share
Numerator:
Net earnings (loss) attributable to Office Depot, Inc.	$(5,414)	$29,468

Denominator:
Weighted-average shares outstanding	276,986	274,233
Effect of dilutive securities:
Stock options and restricted stock	6,556	6,372
Redeemable preferred stock	73,703	73,596

Diluted weighted-average shares outstanding	357,245	354,201

Diluted earnings (loss) per common share	N/A	N/A

Following the company’s issuance of redeemable preferred stock in 2009, basic earnings per share is computed after consideration of preferred stock dividends. Diluted earnings per share is based on earnings before preferred stock dividends, but after assumed conversion into common stock unless such computation results in a number that is less dilutive. For the first quarter of 2011 and 2010, the diluted weighted-average share outstanding amounts are provided for informational purposes as basic earnings (loss) per share is the most dilutive for the periods presented.

The quarterly preferred stock dividends payable on April 1, 2010 through April 1, 2011 were paid in cash. Should the company pay dividends on preferred shares in-kind during future periods, the reported earnings per share attributable to preferred and common shareholders may be different. Shares of redeemable preferred stock have certain participation rights with common stock. A two class security earnings per share presentation will be provided for any period in which these rights impact the earnings per share calculation.

Awards of options and nonvested shares representing approximately 9.5 million and 12.2 million additional shares of common stock were outstanding for the first quarter of 2011, and 2010, respectively, but were not included in the computation of diluted earnings per share because their effect would have been antidilutive. For weighted average shares purposes, no tax benefits have been assumed in jurisdictions with valuation allowances.

Note E – Division Information

Office Depot operates in three segments: North American Retail Division, North American Business Solutions Division, and International Division. The following is a summary of our significant accounts and balances by segment (or “Division”), reconciled to consolidated totals.

	Sales
	First Quarter
(In thousands)	2011	2010

North American Retail Division	$1,320,567	$1,347,545
North American Business Solutions Division	806,247	830,611
International Division	846,146	893,814

Total	$2,972,960	$3,071,970

	Division Operating Profit
	First Quarter
(In thousands)	2011	2010

North American Retail Division	$57,960	$72,955
North American Business Solutions Division	16,241	20,169
International Division	27,305	41,589

Total	$101,506	$134,713

A reconciliation of the measure of Division operating profit to consolidated earnings (loss) before income taxes is as follows:

	First Quarter
(In thousands)	2011	2010

Total Division operating profit	$101,506	$134,713
Unallocated general, administrative and corporate expenses	(83,030)	(79,210)
Interest income	599	537
Interest expense	(17,987)	(17,772)
Miscellaneous income (expense), net	7,345	6,099

Earnings (loss) before income taxes	$8,433	$44,367

During the first quarter of 2011, the company acquired an entity that sells office supplies and services in Sweden. The operations and assets of that entity have been included in the International Division since acquisition. See Note L.

Our Condensed Consolidated Balance Sheet as of March 26, 2011 reflects a goodwill balance of approximately $62.9 million, and on each of December 25, 2010 and March 27, 2010, a balance of approximately $19.4 million. The gross amount of goodwill and the amount of accumulated impairment losses as of March 26, 2011 are provided in the following table:

(Dollars in thousands)	North American Retail Division	North American Business Solutions Division	International Division	Total

Balance as of December 26, 2009
Goodwill	1,842	367,790	863,134	$1,232,766
Accumulated impairment losses	(1,842)	(348,359)	(863,134)	(1,213,335)

Balance as of December 25, 2010	$—	$19,431	$—	$19,431
2011 Changes:
Goodwill acquired during the year	—	—	43,476	43,476

Balance as of March 26, 2011	$—	$19,431	$43,476	$62,907

Note F – Employee Benefit Plans

Pension Disclosures

The components of net periodic pension cost for our foreign pension plan are as follows:

	First Quarter
(In millions)	2011	2010

Service cost	$—	$—
Interest cost	2.4	2.6
Expected return on plan assets	(2.3)	(2.0)

Net periodic pension cost	$0.1	$0.6

The pension plan was part of an entity acquired in 2003. The plan was curtailed and frozen in 2008 and no future service cost will be recognized. The original Sale and Purchase Agreement (“SPA”) included a provision whereby the seller is required to pay to the company an amount of unfunded benefit obligation as measured based on certain 2008 data. The calculation was completed by the plan’s actuary, but the amount was disputed by the seller. Under the SPA, any dispute on this matter that could not be resolved between the parties would progress to arbitration, which would be a final ruling. On March 7, 2011, the arbitration tribunal issued its final decision, declaring, among other things, that the seller must pay the company approximately $67.8 million (at March 26, 2011 exchange rates) plus interest at EURIBOR plus 50 basis points accruing from January 31, 2009 until paid. As of the April 26, 2011, the seller has not paid the amount awarded and the company is commencing an action in the French courts to enforce the award.

The company will account for the award when received. The amount received, adjusted for any related assets, liabilities or expenses, will result in a credit to the consolidated statement of operations. Funds collected will be contributed to the pension plan, reducing or eliminating its unfunded position. This settlement and contribution will be addressed with the plan trustees in determining future funding requirements.

Note G – Income Taxes

The effective tax rate for the first quarter of 2011 and 2010 was 164% and 34%, respectively. The rate in 2011 is based on an annual estimated effective tax rate (“AETR”), adjusted in interim periods for multijurisdictional operating loss entities. Because the company has valuation allowances in several jurisdictions, operating losses in those jurisdictions do not result in deferred tax benefits being recognized in the condensed consolidated statement of operations. Accordingly, tax expense recognized in jurisdictions with positive earnings and no tax benefit on certain jurisdictions with losses causes the effective rate to exceed net pretax earnings. This interim accounting is likely to result in significant variability of the effective tax rate throughout the course of the year. Changes in income projections and the mix of income across jurisdictions could impact the AETR each quarter.

We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to active U.S. federal, state and local, or non-U.S. income tax examinations for years before 2007. Our U.S. federal filings for the years 2007 through 2009 are under routine examination, and it is reasonably possible that audits for some of these periods will be closed prior to the end of 2011. Additionally, the U.S. federal tax return for 2010 is under concurrent review. Significant international tax jurisdictions include the U.K., the Netherlands, France and Germany. Generally, we are subject to routine examination for years 2006 and forward in these foreign jurisdictions, and it is reasonably possible that certain of these audits will close within the next twelve months which could result in a decrease of as much as $88 million or an increase of as much as $17 million to our accrued uncertain tax positions. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits, however, an estimate of such changes cannot reasonably be made at this time.

Note H – Fair Value Measurements

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

Fair value estimates may be required to measure certain assets and liabilities on a nonrecurring basis for asset impairments and exit cost valuations.

The following table summarizes the company’s financial liabilities measured at fair value on a recurring basis:

	Level 2
(In thousands)	Fair Value Measurement Category
	March 26, 2011	December 25, 2010	March 27, 2010
Assets
Commodity contracts - fuel	$4,511	$253	$—
Foreign exchange contracts	$633	$—	$—
Liabilities:
Foreign exchange contracts	$331	$434	$168

The company records its senior notes payable at par value, adjusted for amortization of a fair value hedge which was cancelled in 2005. The fair value of the senior notes indicated in the following table was determined based on quoted market prices.

	March 26, 2011		December 25, 2010		March 27, 2010
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
$400 million senior notes	$400,032	$404,800	$400,067	$398,000	$400,145	$383,000

Note I – Derivative Instruments and Hedging Activity

As a global supplier of office products and services we are exposed to risks associated with changes in foreign currency exchange rates, commodity prices and interest rates. Our foreign operations are typically, but not exclusively, conducted in the currency of the local environment. We are exposed to the risk of foreign currency exchange rate changes when we make purchases, sell products, or arrange financings that are denominated in a currency different from the entity’s functional currency. Depending on the settlement timeframe and other factors, we may enter into foreign currency derivative transactions to mitigate those risks. We may designate and account for such qualifying arrangements as hedges. Gains and losses on these cash flow hedging transactions are deferred in other comprehensive income (“OCI”) and recognized in earnings in the same period as the hedged item. Transactions that are not designated as cash flow hedges are marked to market at each period with changes in value included in earnings. Historically, we have not entered into transactions to hedge our net investment in foreign operations but may in future periods.

We also are exposed to the risk of changing fuel prices from inbound and outbound transportation arrangements. The structure of many of these transportation arrangements, however, precludes applying hedge accounting. In those circumstances, we may enter into derivative transactions to offset the risk of commodity price changes, and the value of the derivative contract is marked to market at each reporting period with changes recognized in earnings. To the extent fuel arrangements qualify for hedge accounting, gains and losses are deferred in OCI until such time as the hedged item impacts earnings. At the end of the first quarter 2011, the company had contracts for approximately 8.1 million gallons of fuel that will be settled monthly through December 2011. Those contracts were not designated as hedging instruments.

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

Our risk management policies allow the use of specified financial instruments for hedging purposes only; speculation is not permitted.

The following tables provide information on our hedging and derivative positions and activity.

Fair Value of Derivative Instruments

(Dollars in thousands)	Balance sheet location	March 26, 2011	December 25, 2010	March 27, 2010

Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	$—	$317	$168
Foreign exchange contracts	Other current assets	633	—	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	$331	$117	$—
Commodity contracts – fuel	Other current assets	4,511	253	—

Total Liabilities		$331	$434	$168

Total Assets		$5,144	$253	$—

Derivatives not designated as hedging instruments	Location of gain/(loss) recognized in earnings	Amount of gain/(loss) recognized in earnings
(Dollars in thousands)		March, 26 2011	March 27, 2010
Foreign exchange contracts	Miscellaneous income (expense), net	$(331)	$—
Commodity contracts – fuel	Cost of goods sold and occupancy costs & Store and warehouse operating and selling expenses*	4,463	—

Total		$4,132	$—

Derivatives designated as cash flow hedges:	Amount of gain/(loss) recognized in OCI		Location of gain/(loss) reclassified from OCI into earnings	Amount of gain/(loss) reclassified from OCI into earnings
(Dollars in thousands)	March 26, 2011	March 27, 2010		March 26, 2011	March 27, 2010
Foreign exchange contracts	725	(618)	Cost of goods sold and occupancy costs	(234)	(637)

Total	$725	$(618)		$(234)	$(637)

*	Approximately 60% of the amounts for 2011 and 2010 are reflected in cost of goods sold and occupancy costs. The remaining 40% of the amounts are reflected in store and warehouse operating and selling expenses.

The existing hedge contracts are highly effective and the ineffective portion is considered immaterial. The foreign exchange contracts extend through June 2011. Losses currently deferred in OCI are expected to be recognized in earnings within the next twelve months. As of March 26, 2011, there were no hedging arrangements requiring collateral. However, we may be required to provide collateral on certain arrangements in the future. The fair values of our foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current exchange rates. The values are based on market-based inputs or unobservable inputs that are corroborated by market data.

Note J – Investment in Unconsolidated Joint Venture

Since 1994, we have participated in a joint venture in Mexico, Office Depot de Mexico. Because we participate equally in this business with a partner, we account for this investment using the equity method. Our proportionate share of Office Depot de Mexico’s net income is presented in miscellaneous income, net in the Condensed Consolidated Statements of Operations.

The following tables provide summarized unaudited information from the balance sheets and statements of earnings for Office Depot de Mexico:

	March 26,	December 25,	March 27,
(In thousands)	2011	2010	2010
Current assets	$333,581	$328,854	$223,992
Non-current assets	300,915	289,200	269,941
Current liabilities	190,900	202,834	130,352
Non-current liabilities	2,936	3,667	2,132

	First Quarter
(In thousands)	2011	2010
Sales	$271,839	$219,416
Gross profit	77,813	62,396
Net income	17,408	13,967

Note K – Commitments and Contingencies

We are involved in litigation arising in the normal course of our business. While, from time to time, claims are asserted that make demands for a large sum of money (including, from time to time, actions which are asserted to be maintainable as class action suits), we do not believe that contingent liabilities related to these matters (including the matters discussed below), either individually or in the aggregate, will materially affect our financial position, results of our operations or cash flows.

In early November 2007, two putative class action lawsuits were filed against the company and certain of its executive officers alleging violations of the Securities Exchange Act of 1934 and seeking damages, fees, costs and equitable relief. The allegations made in these lawsuits primarily related to the accounting for vendor program funds. Each of the foregoing lawsuits was filed in the United States District Court for the Southern District of Florida and captioned as follows: (1) Nichols v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 6, 2007 and (2) Sheet Metal Worker Local 28 Pension Fund v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 5, 2007. On March 21, 2008, the district court entered an Order consolidating the class action lawsuits (the “Consolidated Lawsuit”). Lead plaintiff in the Consolidated Lawsuit, the New Mexico Educational Retirement Board, filed its Consolidated Amended Complaint on July 2, 2008, and its Second Consolidated Amended Complaint on April 20, 2009. On January 14, 2010, the district court dismissed the Second Consolidated Amended Complaint with prejudice and, on December 13, 2010, the United States Court of Appeals for the Eleventh Circuit affirmed the dismissal with prejudice of the Second Consolidated Amended Complaint.

On April 6, 2011, a putative class action lawsuit was filed against the company and certain current and former executive officers alleging violations of the Securities Exchange Act of 1934 and seeking damages, fees, costs and equitable relief. The foregoing lawsuit was filed in the United States District Court for the Southern District of Florida and is captioned as Climo v. Office Depot, Inc, Steve Odland, Michael D. Newman and Neil R. Austrian. The allegations made in this lawsuit primarily relate to the company’s previous financial disclosures and reports regarding certain tax losses. By way of background, on March 31, 2011, Office Depot announced that the Internal Revenue Service had denied the company’s claim to carry back certain tax losses to prior tax years under economic stimulus-based tax legislation enacted in 2009. As a result, on April 6, 2011, the company restated its financial results to revise the accounting treatment regarding its original tax position. The periods covered by the restatement were the fiscal year ended December 25, 2010 and the quarters ended June 26, 2010 and September 25, 2010.

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

Note L – Acquisition

On February 25, 2011, the company acquired all of the shares of Svanströms Gruppen (Frans Svanströms & Co AB), a supplier of office products and services headquartered in Stockholm, Sweden to complement the company’s existing business in that region. The all-cash transaction is subject to final working capital adjustments. The company recognized approximately $95 million of assets related to the acquisition, including $43 million of goodwill, primarily attributable to anticipated synergies, $20 million of amortizing intangible assets for customer relationships and proprietary names, and $18 million of net working capital and property and equipment. Allocation of the purchase price to the fair value of assets acquired and liabilities assumed is not yet complete. Accounting integration and valuation activity that could impact the opening balances is expected to be complete by the end of the second quarter of 2011. Operations have been included in the International Division results since the date of acquisition. Supplemental pro forma information as if the entities were combined at earlier periods is not provided based on materiality considerations.

Note M – Subsequent Event

On April 8, 2011, our joint venture in Mexico, Office Depot de Mexico, declared a cash dividend to be paid to the two equal shareholders on June 21, 2011. The company’s portion of the total dividend is approximately $25 million (at current exchange rates).

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our condensed consolidated financial statements and the notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2010 Annual Report on Form 10-K, as amended (the “2010 Form 10-K/A”), filed with the U.S. Securities and Exchange Commission (the “SEC”).

This MD&A contains significant amounts of forward-looking information. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Our discussion of Risk Factors, found in Item 1A of this Form 10-Q and our 2010 Form 10-K, and Forward-Looking Statements, found immediately following the MD&A in our 2010 Form 10-K/A, apply to these forward-looking statements.

RESULTS OF OPERATIONS

OVERVIEW

A summary of certain factors impacting results for the first quarter of 2011 is provided below and further discussed in the narrative that follows this overview.

•

Sales in the first quarter of 2011 decreased 3% compared to the first quarter of 2010. Sales in the North American Retail Division were down 2% and sales in the North American Business Solutions Division were down 3%. International sales decreased 5% in U.S. dollars and 6% in constant currencies. The decrease in the International Division reflects entity dispositions and deconsolidation in the fourth quarter of 2010 and an acquisition in the first quarter of 2011. North American Retail Division comparable store sales were down 1% for the first quarter of 2011.

•

Total operating expenses increased slightly for the first quarter of 2011 when compared to the first quarter of 2010. However, the company recognized approximately $6 million of restructuring-related charges in the International Division and $2 million of other costs at the corporate level intended to improve efficiency and benefit operations in future periods.

•

Our effective tax rate for the first quarter of 2011 was 164%, reflecting tax expense in income generating jurisdictions that, because of the existence of valuation allowances, could not be offset by deferred tax benefits in certain jurisdictions reporting operating losses. It is likely that the income tax provision in future quarters will show significant variability.

•	We reported a loss per share of $0.05 for the first quarter of 2011 and earnings per share of $0.07 for the first quarter of 2010.

DIVISION RESULTS

North American Retail Division

	First Quarter
(Dollars in millions)	2011	2010

Sales	$1,320.6	$1,347.5
% change	(2)%	(6)%

Division operating profit	$58.0	$73.0
% of sales	4.4%	5.4%

First quarter sales in the North American Retail Division were $1.3 billion, down 2% from the prior year. Comparable store sales for the first quarter 2011 in the 1,115 stores in the U.S. and Canada that have been open for more than one year were down 1% when compared to the same period last year. Average order value increased slightly in the first quarter of 2011 compared to the first quarter of 2010, while transaction counts decreased from the prior year period, in part from the negative impact of winter weather. Furniture sales increased compared to the first quarter of last year and other product groups improved, including paper, writing instruments, laptops and printers. Sales of technology peripheral items decreased compared to the first quarter of 2010. Sales of services and in our Copy and Print Depot continued to increase during the first quarter of 2011.

The North American Retail Division reported operating profit of approximately $58 million in the first quarter of 2011, compared to $73 million in the same period of 2010. The decrease in Division operating profit for the first quarter of 2011 reflects the unfavorable impact our sales volume decline had on gross profit and operating expenses (the “flow-through” impact), the comparative impact of an inventory shrink benefit last year, a 2011 increase in advertising expense, and expenses related to our investment in key store performance improvement initiatives. These factors were partially offset by lower property costs.

At the end of the first quarter of 2011, Office Depot operated 1,141 office products stores throughout the U.S. and Canada. We opened one store and closed seven stores during the period.

North American Business Solutions Division

	First Quarter
(Dollars in millions)	2011	2010

Sales	$806.2	$830.6
% change	(3)%	(9)%

Division operating profit	$16.2	$20.2
% of sales	2.0%	2.4%

First quarter sales in the North American Business Solutions Division were $806 million, down 3% compared to the first quarter of 2010. Average order value for the first quarter of 2011 was flat compared to the same period in the prior year and transaction counts declined reflecting lower spending on discretionary office supplies. However, the rate of decline in transaction counts has sequentially improved since the second quarter of 2009. Sales by product category increased in seating and break room supplies and while still lower, the trend of paper sales improved compared to the same period last year. Sales in the direct channel were relatively flat while sales in the contract channel declined 3% compared to the same period in 2010. The contract channel sales decline reflects the retention through new purchasing consortiums of a significant amount of business previously sourced under a buying agreement that expired on January 1, 2011.

The North American Business Solutions Division reported operating profit of approximately $16 million in the first quarter of 2011, compared to $20 million in the same period of the prior year. This decrease primarily was driven by the negative flow-through impact of lower sales and increased marketing and sales costs related to beginning of the year campaigns, as well as the comparative impact of an inventory shrink benefit last year. These higher costs were partially offset by a reduction in selling and other operating costs following cost control activities previously initiated.

International Division

	First Quarter
(Dollars in millions)	2011	2010
Sales	$846.1	$893.8
% change	(5)%	2%
% change in constant currency sales	(6)%	(5)%

Division operating profit	$27.3	$41.6
% of sales	3.2%	4.7%

First quarter sales in the International Division were $846 million, reflecting a decrease of 5% in U.S. dollars and 6% in constant currencies compared to the first quarter of 2010. Excluding the revenue impact from fourth quarter 2010 dispositions and deconsolidation, as well as the first quarter 2011 acquisition, the constant currency sales were flat compared to the same period a year ago. Local currency sales in the U.K., our largest market, reported positive sales growth while sales in France and Germany were relatively flat compared to the prior year. First quarter sales in the direct channel were lower than the same period in 2010, while sales in the contract and retail channels were higher, after considering the 2010 divested businesses.

The International Division reported operating profit of approximately $27 million for the first quarter of 2011, compared to approximately $42 million reported in the same period of 2010. Included in Division operating profit for the first quarter of 2011 were charges of approximately $6 million primarily related to our business restructuring actions and acquisition integration costs. The remainder of the year-over-year operating profit decline was primarily driven by a reduction in gross profit margin because of both product cost increases in paper and more competitive pricing in ink and toner. These items were partially offset by lower operating expenses as a result of the divested businesses and the benefits created from our continuous process improvement initiative.

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

As discussed above, the International Division operating profit for the first quarter of 2011 includes approximately $6 million of charges for restructuring and integration activity. Of that amount, $2 million is presented in total company store and warehouse operating and selling expenses and $4 million is included in G&A expenses allocated to the Divisions (“Division G&A”). In addition to these charges in Division G&A, the company recognized approximately $2 million of expenses during the first quarter of 2011 that relate to corporate process improvement activities and those amounts are included in Corporate G&A expenses in the table below. Accordingly, of the total $8 million of charges and expenses recognized during the first quarter of 2011, $2 million is presented in total company store and warehouse operating and selling expenses and $6 million in presented in total company G&A expenses. The company expects to take additional actions in 2011 and 2012 in an effort to increase efficiency and benefit future operating results. It is currently estimated that the 2011 actions could result in charges and expenses of approximately $60 to $70 million for the remainder of the year. Those additional actions will be recognized in our financial statements when plans are finalized and relevant accounting criteria are met.

Total G&A decreased from $168 million in the first quarter of 2010 to $166 million in the first quarter of 2011. A breakdown of G&A between the portion included in Division results and the portion considered corporate expenses is provided in the following table:

	First Quarter
(In millions)	2011	2010

Division G&A	$86.8	$88.0
Corporate G&A	79.0	80.2

Total G&A	$165.8	$168.2

Corporate G&A decreased by approximately $1 million during the first quarter of 2011 compared to the same period of 2010. This decrease is the net of lower legal fees and certain reduced operating costs partially offset by approximately $2 million of expenses incurred related to projects intended to increase efficiency and improve performance in future periods.

Corporate expenses for the first quarter of 2011 were approximately $4 million, compared to a net credit of approximately $1 million in the same period last year. The activity primarily relates to accretion, adjustments and settlements of lease obligations from facilities closed in prior years following our strategic review. The lease accretion is expected to total $10 million for the full year 2011, but net corporate amounts may be impacted by gains, losses and adjustments related to the closed properties and leases that cannot be reasonably estimated at this time.

Other income (expense)

The change in first quarter 2011 Miscellaneous income, net compared to the prior year reflects an increase in earnings from our joint venture in Mexico, Office Depot de Mexico, a decrease in foreign currency loss, and an increase in deferred compensation plan interest.

Income Taxes

The effective tax rate for the first quarter of 2011 and 2010 was 164% and 34%, respectively. The rate in 2011 is based on an annual estimated effective tax rate (“AETR”), adjusted in interim periods for multijurisdictional operating loss entities. Because the company has valuation allowances in several jurisdictions, operating losses in those jurisdictions do not result in deferred tax benefits being recognized in the condensed consolidated statement of operations. Accordingly, tax expense recognized in jurisdictions with positive earnings and no tax benefit on certain jurisdictions with losses cause the effective rate to exceed net pretax earnings. This interim accounting is likely to result in significant variability of the effective tax rate throughout the course of the year. Changes in income projections and the mix of income across jurisdictions could impact the AETR each quarter.

We are subject to routine examination in each of our operating jurisdictions and it is reasonably possible that certain of these audits will close within the next twelve months, which could result in a decrease of as much as $88 million or an increase of as much as $17 million to our accrued uncertain tax positions. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits, however, an estimate of such changes cannot reasonably be made at this time.

LIQUIDITY AND CAPITAL RESOURCES

At March 26, 2011, we had approximately $494 million in cash and equivalents and another $684 million available under our asset based credit facility (the “Facility”) based on the March borrowing base certificate, for a total liquidity of approximately $1.2 billion. We consider our resources adequate to satisfy our cash needs at least over the next twelve months. We anticipate that market conditions will continue to be challenging through 2011, and in response, we are focused on maximizing cash flow.

At March 26, 2011, the company’s borrowings under the Facility totaled $ 70.4 million at an effective interest rate of approximately 3.60%. The maximum month end amount outstanding during 2011 occurred in January at approximately $89 million. There were also letters of credit outstanding under the Facility at quarter end 2011 totaling approximately $109 million. An additional $0.2 million of letters of credit were outstanding under separate agreements. Average borrowings under the Facility in the first quarter of 2011 were approximately $83 million at an average interest rate of 3.57%. The maximum monthly average in 2011 occurred in January at approximately $96 million.

In addition to our borrowings under the Facility, we had short-term borrowings of $2.3 million at March 26, 2011. These borrowings primarily represent outstanding balances under various local currency credit facilities for our international subsidiaries that had an effective interest rate at the end of the first quarter of approximately 4.95%. The maximum month end and monthly average amounts were $3.3 million, both occurring in the month of January 2011 The majority of these short-term borrowings represent outstanding balances on uncommitted lines of credit, which do not contain financial covenants. The company was in compliance with all applicable financial covenants at March 26, 2011. On March 30, 2011, the company obtained from the lending institutions participating in the Facility a waiver of default following identification of the need to restate the financial statements in our original Annual Report on Form 10-K filed on February 22, 2011.

Dividends on the company’s redeemable preferred stock are payable quarterly, and will be paid in-kind or in cash, only to the extent that the company has funds legally available for such payment and a cash dividend is declared by the company’s board of directors.

During the first quarter of 2011, cash used by operating activities totaled $95 million, compared to cash provided by operating activities of $53 million during the same period last year. This decrease primarily reflects changes in working capital and decreased business performance. Changes in foreign currency exchange rates and opening balances related to acquisitions impact working capital and other assets and liabilities reported on the condensed consolidated balance sheets but do not impact cash flow reporting. Charges for inventories and receivables increased by $6 million quarter over quarter, reflecting the comparison to lower bad debt and inventory shrinkage charges recognized last year. Changes in net working capital and other components resulted in a $159 million use of cash in the first quarter of 2011, compared to a $42 million use of cash in the first quarter of 2010. This use reflects a greater decrease in inventories and accounts receivable in 2010 compared to 2011. The decrease in receivables includes collection in 2010 of certain tax related amounts from tax loss carry backs that were not available in 2011. Working capital is influenced by a number of factors including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, see Note A of the Notes to Condensed Consolidated Financial Statements.

On April 8, 2011, our joint venture in Mexico, Office Depot de Mexico, declared a cash dividend to be paid to the two equal shareholders on June 21, 2011. The dividend is expected to have a positive impact of approximately $25 million (at current exchange rates) on the company’s second quarter 2011 cash flow from operating activities.

Cash used by investing activities was $51 million in the first quarter of 2011 compared to $28 million in the same period last year. The use of cash for the 2011 period reflects capital expenditures of approximately $29 million and approximately $73 million to complete the acquisition of an entity in Sweden, partially offset by the release of restricted cash related to the Sweden acquisition that was held in escrow at December 25, 2010. During the first quarter of 2011, we received approximately $4 million of proceeds from the disposition of assets. Investing activities for the first quarter of 2010 included $13 million of proceeds from the disposition of assets, partially offset by capital expenditures of approximately $41 million.

Cash provided by financing activities was approximately $0.6 million in the first quarter of 2011, compared to cash used in financing activities of approximately $6 million during the same period in 2010. During the first quarter of 2011, we paid cash dividends on our convertible preferred stock of approximately $9 million, offset by net proceeds of approximately $10 million on short-term and long-term borrowings. An additional $9 million of dividends was accrued during the first quarter and subsequently paid on April 1, 2011. During the first quarter of 2010, we made capital lease payments of approximately $3 million and paid approximately $5 million in fees related to the amendment of our asset based credit facility in March 2010.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2010 Form 10-K/A, filed on April 6, 2011, in Note A of the Notes to the Consolidated Financial Statements and the Critical Accounting Policies section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risks

At March 26, 2011, there had not been a material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2010 Form 10-K/A.

Foreign Exchange Rate Risks

At March 26, 2011, there had not been a material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2010 Form 10-K/A.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

We maintain controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be in this report is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the possible controls and procedures. In March and early April of this year, the company carried out an evaluation, with the participation of its Interim Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”). Based on that evaluation, the CEO and CFO concluded that, due to the existence of a material weakness in internal control over financial reporting in the area of accounting for the income tax implications of complex transactions, the company’s disclosure controls and procedures were not effective as of March 26, 2011. Consequently, certain of the company’s historical financial results were restated.

For additional information regarding the restatements of certain of the company’s historical financial results and the material weakness identified by management, see “Item 9A. Controls and Procedures” in the company’s Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 25, 2010, filed on April 6, 2011 with the SEC.

Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. However, as a result of the identification of the issue that led to the restatements and the related reassessment of internal control over financial reporting in early April 2011, the company has developed certain remediation steps to address the material weakness and to improve its internal control over financial reporting. Specifically, the following steps are being implemented:

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in litigation arising in the normal course of our business. While, from time to time, claims are asserted that make demands for a large sum of money (including, from time to time, actions which are asserted to be maintainable as class action suits), we do not believe that contingent liabilities related to these matters (including the matters discussed below), either individually or in the aggregate, will materially affect our financial position, results of our operations or cash flows.

In early November 2007, two putative class action lawsuits were filed against the company and certain of its executive officers alleging violations of the Securities Exchange Act of 1934 and seeking damages, fees, costs and equitable relief. The allegations made in these lawsuits primarily related to the accounting for vendor program funds. Each of the foregoing lawsuits was filed in the United States District Court for the Southern District of Florida and captioned as follows: (1) Nichols v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 6, 2007 and (2) Sheet Metal Worker Local 28 Pension Fund v. Office Depot, Inc., Steve Odland and Patricia McKay filed on November 5, 2007. On March 21, 2008, the district court entered an Order consolidating the class action lawsuits (the “Consolidated Lawsuit”). Lead plaintiff in the Consolidated Lawsuit, the New Mexico Educational Retirement Board, filed its Consolidated Amended Complaint on July 2, 2008, and its Second Consolidated Amended Complaint on April 20, 2009. On January 14, 2010, the district court dismissed the Second Consolidated Amended Complaint with prejudice and, on December 13, 2010, the United States Court of Appeals for the Eleventh Circuit affirmed the dismissal with prejudice of the Second Consolidated Amended Complaint.

On April 6, 2011, a putative class action lawsuit was filed against the company and certain current and former executive officers alleging violations of the Securities Exchange Act of 1934 and seeking damages, fees, costs and equitable relief. The foregoing lawsuit was filed in the United States District Court for the Southern District of Florida and is captioned as Climo v. Office Depot, Inc, Steve Odland, Michael D. Newman and Neil R. Austrian. The allegations made in this lawsuit primarily relate to the company’s previous financial disclosures and reports regarding certain tax losses. By way of background, on March 31, 2011, Office Depot announced that the Internal Revenue Service had denied the company’s claim to carry back certain tax losses to prior tax years under economic stimulus-based tax legislation enacted in 2009. As a result, on April 6, 2011, the company restated its financial results to revise the accounting treatment regarding its original tax position. The periods covered by the restatement were the fiscal year ended December 25, 2010 and the quarters ended June 26, 2010 and September 25, 2010.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed on February 22, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The company’s asset based credit facility allows payment of cash dividends on preferred stock and share repurchases, in an aggregate amount of $50 million per fiscal year subject to the satisfaction of certain liquidity requirements. Also, so long as investors in the redeemable preferred stock own at least 10% of the common stock voting rights, on an as-converted basis, the affirmative vote of a majority of the shares of preferred stock then outstanding and entitled to vote is required for the declaration or payment of a dividend on common stock. The company has never declared or paid cash dividends on its common stock.

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

OFFICE DEPOT, INC.
(Registrant)

Date: April 26, 2011	By: /s/ Neil R. Austrian
Neil R. Austrian
Interim Chief Executive Officer and
Chairman, Board of Directors
(Principal Executive Officer)

Date: April 26, 2011	By: /s/ Michael D. Newman
Michael D. Newman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 26, 2011	By: /s/ Mark E. Hutchens
Mark E. Hutchens
Senior Vice President
and Controller
(Principal Accounting Officer)