Form 10-Q
period 2011-06-25
OFFICE DEPOT INC
filed 2011-07-26
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

                                             (Mark One)

☒     Quarterly Report Pursuant to Section 13 or 15 (d) of the

        Securities Exchange Act of 1934

For the quarterly period ended    June 25, 2011

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At June 25, 2011 there were 280,035,761 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 25, 2011	December 25, 2010	June 26, 2010
Assets
Current assets:
Cash and cash equivalents	$374,155	$627,478	$577,840
Receivables, net	954,264	963,787	936,260
Inventories	1,253,231	1,233,657	1,176,018
Prepaid expenses and other current assets	174,217	203,020	180,327

Total current assets	2,755,867	3,027,942	2,870,445
Property and equipment, net	1,119,505	1,157,013	1,230,351
Goodwill	64,448	19,431	19,431
Other intangible assets	39,569	21,840	22,782
Deferred income taxes	42,669	33,319	62,818
Other assets	312,966	309,892	305,494

Total assets	$4,335,024	$4,569,437	$4,511,321

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$950,108	$1,080,276	$984,915
Accrued expenses and other current liabilities	1,046,185	1,188,233	1,123,461
Income taxes payable	5,825	2,568	18,109
Short-term borrowings and current maturities of long-term debt	79,987	72,368	66,158

Total current liabilities	2,082,105	2,343,445	2,192,643
Deferred income taxes and other long-term liabilities	543,511	514,218	593,054
Long-term debt, net of current maturities	652,692	659,820	656,995

Total liabilities	3,278,308	3,517,483	3,442,692

Commitments and contingencies
Redeemable preferred stock, net (liquidation preference – $368,516 in 2011 and 2010	355,979	355,979	355,979

Stockholders’ equity:
Office Depot, Inc. stockholders’ equity:
Common stock - authorized 800,000,000 shares of $.01 par value; issued and outstanding shares – 285,951,029 in June 2011, 283,059,236 in December 2010 and 281,874,478 in June 2010	2,860	2,831	2,819
Additional paid-in capital	1,148,979	1,161,409	1,184,929
Accumulated other comprehensive income	266,723	223,807	155,148
Accumulated deficit	(660,346)	(634,818)	(576,664)
Treasury stock, at cost – 5,915,268 shares in 2011 and 2010	(57,733)	(57,733)	(57,733)

Total Office Depot, Inc. stockholders’ equity	700,483	695,496	708,499
Noncontrolling interest	254	479	4,151

Total stockholders’ equity	700,737	695,975	712,650

Total liabilities and stockholders’ equity	$4,335,024	$4,569,437	$4,511,321

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 22, 2011, as amended on April 6, 2011 (the “2010 Form 10-K/A”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Sales	$2,710,141	$2,699,475	$5,683,101	$5,771,445
Cost of goods sold and occupancy costs	1,916,089	1,932,787	4,010,861	4,091,026

Gross profit	794,052	766,688	1,672,240	1,680,419

Store and warehouse operating and selling expenses	646,663	642,423	1,340,549	1,332,434
General and administrative expenses	163,500	151,861	329,326	320,078

Operating profit (loss)	(16,111)	(27,596)	2,365	27,907

Other income (expense):
Interest income	242	443	841	980
Interest expense	(18,831)	(16,591)	(36,818)	(34,363)
Miscellaneous income (expense), net	6,988	4,681	14,333	10,780

Earnings (loss) before income taxes	(27,712)	(39,063)	(19,279)	5,304

Income tax expense (benefit)	(7,596)	(22,923)	6,227	(7,796)

Net earnings (loss)	(20,116)	(16,140)	(25,506)	13,100

Less: Net earnings (loss) attributable to the noncontrolling interest	(2)	(206)	22	(434)

Net earnings (loss) attributable to Office Depot, Inc.	(20,114)	(15,934)	(25,528)	13,534

Preferred stock dividends	9,213	9,213	18,426	18,688

Loss available to common shareholders	$(29,327)	$(25,147)	$(43,954)	$(5,154)

Loss per share:
Basic	$(0.11)	$(0.09)	$(0.16)	$(0.02)
Diluted	(0.11)	(0.09)	(0.16)	(0.02)

Weighted average number of common shares outstanding:
Basic	277,336	275,320	277,161	274,777
Diluted	277,336	275,320	277,161	274,777

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2010 Form 10-K/A.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	26 Weeks Ended
	June 25, 2011	June 26, 2010
Cash flows from operating activities:
Net earnings (loss)	$(25,506)	$13,100
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	104,111	103,581
Charges for losses on inventories and receivables	29,326	27,970
Changes in working capital and other	(255,929)	(110,014)

Net cash provided by (used in) operating activities	(147,998)	34,637

Cash flows from investing activities:
Capital expenditures	(60,429)	(83,202)
Acquisition, net of cash acquired	(72,667)	(10,952)
Release of restricted cash	46,509	—
Proceeds from assets sold and other	7,615	17,746

Net cash used in investing activities	(78,972)	(76,408)

Cash flows from financing activities:
Proceeds from exercise of stock options	623	1,119
Share transactions under employee related plans	(650)	(1,244)
Preferred stock dividends	(18,426)	(9,213)
Payment for noncontrolling interest	(1,262)	—
Debt related fees	(9,945)	(4,688)
Net proceeds (payments) on long- and short-term borrowings	(9,333)	(2,857)

Net cash used in financing activities	(38,993)	(16,883)

Effect of exchange rate changes on cash and cash equivalents	12,640	(23,404)

Net decrease in cash and cash equivalents	(253,323)	(82,058)
Cash and cash equivalents at beginning of period	627,478	659,898

Cash and cash equivalents at end of period	$374,155	$577,840

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2010 Form 10-K/A.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Summary of Significant Accounting Policies

Basis of Presentation: Office Depot, Inc., including consolidated subsidiaries, (“Office Depot”) is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Fiscal year 2011 is a 53-week year, with the fourth quarter including 14 weeks of operations. The Condensed Consolidated Balance Sheet at December 25, 2010 has been derived from audited financial statements at that date. The condensed consolidated interim financial statements as of June 25, 2011 and June 26, 2010, and for the 13-week and 26-week periods ended June 25, 2011 (also referred to as “the second quarter of 2011” and “the first half of 2011”) and June 26, 2010 (also referred to as “the second quarter of 2010” and “the first half of 2010”) are unaudited. However, in our opinion, these financial statements reflect adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. We have included the balance sheet from June 26, 2010 to assist in analyzing our company. The balance of short-term deferred income taxes in the June 26, 2010 balance sheet has been combined with prepaid expenses and other current assets to conform to presentations used at December 25, 2010 and June 25, 2011.

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

Cash Management: Our cash management process generally utilizes zero balance accounts which provide for the reimbursement of the related disbursement accounts on a daily basis. Accounts payable and accrued expenses as of June 25, 2011, December 25, 2010 and June 26, 2010 included $50 million, $64 million and $51 million, respectively, of disbursements not yet presented for payment drawn in excess of our book deposit balances, after considering offset provisions. We may borrow to meet working capital and other needs throughout any given quarter, which may result in higher levels of borrowings and invested cash within the period. At the end of the quarter, excess cash may be used to minimize borrowings outstanding at the balance sheet date.

New Accounting Pronouncements: Effective for the first quarter of 2012, a new accounting standard will require the presentation of net income and other comprehensive income either as a continuous statement or as two separate statements. In past periods, we have presented the components of other comprehensive income as a separate statement for the full year and as a separate footnote for interim periods. We have not yet decided on the format that will be used in future periods. The standard will not change the recognition or measurement of net income or other comprehensive income.

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

Note B – Asset Impairments, Exit Costs and Other Charges

The company has been adversely affected by the downturn in the global economy in recent years and has taken actions to adapt to the changing and increasingly competitive conditions including closing stores and distribution centers (“DCs”), consolidating functional activities and disposing of businesses and assets. During the first half of 2011, we recognized approximately $27 million of exit-related charges. Of this amount, approximately $21 million is included in Store and warehouse operating and selling expenses and approximately $6 million is included in General and administrative expenses on the Condensed Consolidated Statement of Operations.

Exit cost accruals related to prior and current actions are as follows:

(Dollars in millions)	Balance at December 25, 2010	Charges Incurred	Cash Payments	Currency and Other Adjustments	Balance at June 25, 2011

Termination benefits	$4	$11	$(9)	$—	$6
Lease, contract, and other costs	113	16	(23)	3	109

Total	$117	$27	$(32)	$3	$115

The charges of $27 million recognized during the first half of 2011 include approximately $7 million of accretion, adjustments and settlements of lease obligations from facilities closed in prior years. In addition to the exit costs included above, the company recognized additional expenses related to business process improvements and other actions that were included in the determination of Division operating profit or as corporate costs.

Note C – Stockholders’ Equity and Comprehensive Income

The following table reflects the changes in stockholders’ equity attributable to both Office Depot and our noncontrolling subsidiary interests.

(In thousands)	Attributable to Office Depot, Inc.	Attributable to noncontrolling interest	Total

Stockholders’ equity at December 25, 2010	$695,496	$479	$695,975
Comprehensive income:
Net earnings (loss)	(25,528)	22	(25,506)
Other comprehensive income	42,916	32	42,948

Comprehensive income	17,388	54	17,442

Capital transactions with noncontrolling interests	(983)	(279)	(1,262)
Preferred stock dividends	(18,426)	—	(18,426)
Share transactions under employee related plans	(50)	—	(50)
Amortization of long-term incentive stock grants	7,058	—	7,058

Stockholders’ equity at June 25, 2011	$700,483	$254	$700,737

Stockholders’ equity at December 26, 2009	$786,415	$2,827	$789,242
Comprehensive income:
Net earnings (loss)	13,534	(434)	13,100
Other comprehensive income (loss):	(83,231)	(359)	(83,590)

Comprehensive income (loss)	(69,697)	(793)	(70,490)
Capital contributions from noncontrolling interest	—	2,117	2,117
Preferred stock dividends	(18,688)	—	(18,688)
Share transactions under employee related plans	(126)	—	(126)
Amortization of long-term incentive stock grants	10,595	—	10,595

Stockholders’ equity at June 26, 2010	$708,499	$4,151	$712,650

Comprehensive income includes all non-owner changes in stockholders’ equity and consists of the following:

	Second Quarter		First Half
(In thousands)	2011	2010	2011	2010

Net earnings (loss)	$(20,116)	$(16,140)	$(25,506)	$13,100
Other comprehensive income (loss), net of tax where applicable:
Foreign currency translation adjustments	2,035	(48,042)	43,279	(86,069)
Amortization of gain on cash flow hedge	(414)	(414)	(829)	(829)
Change in deferred pension	(29)	3,643	181	4,614
Change in deferred cash flow hedge	(633)	(1,411)	317	(1,309)
Other	—	(434)	—	3

Total other comprehensive income (loss), net of tax, where applicable	959	(46,658)	42,948	(83,590)

Comprehensive income (loss)	(19,157)	(62,798)	17,442	(70,490)
Comprehensive income (loss) attributable to the noncontrolling interest	15	(538)	54	(793)

Comprehensive income (loss) attributable to Office Depot, Inc.	$(19,172)	$(62,260)	$17,388	$(69,697)

Note D – Earnings Per Share

The following table represents the calculation of net (loss) per common share:

	Second Quarter		First Half
(In thousands, except per share amounts)	2011	2010	2011	2010

Basic Earnings Per Share
Numerator:
Loss available to common shareholders	$(29,327)	$(25,147)	$(43,954)	$(5,154)

Denominator:
Weighted-average shares outstanding	277,336	275,320	277,161	274,777

Basic loss per share	$(0.11)	$(0.09)	$(0.16)	$(0.02)

Diluted Earnings Per Share
Numerator:
Net earnings (loss) attributable to Office Depot, Inc.	$(20,114)	$(15,934)	$(25,528)	$13,534

Denominator:
Weighted-average shares outstanding	277,336	275,320	277,161	274,777
Effect of dilutive securities:
Stock options and restricted stock	5,417	7,679	5,523	8,082
Redeemable preferred stock	73,703	73,703	73,703	73,650

Diluted weighted-average shares outstanding	356,456	356,702	356,387	356,509

Diluted earnings (loss) per share	N/A	N/A	N/A	N/A

Basic earnings per share is computed after consideration of preferred stock dividends. Diluted earnings per share is based on earnings before preferred stock dividends, but after assumed conversion into common stock unless such computation results in a number that is less dilutive. The diluted share amounts are provided for informational purposes, as basic loss per share is the most dilutive for the periods presented.

The quarterly preferred stock dividends payable on April 1, 2010 and July 1, 2011 were paid in cash. Should the company pay dividends on preferred shares in-kind during future periods, the reported earnings per share attributable to preferred and common shareholders may be different. Shares of redeemable preferred stock and one share-based payment award have dividend participation rights with common stock. A two class security earnings per share presentation will be provided for any period in which these rights impact the earnings per share calculation.

Awards of options and nonvested shares representing approximately 12.5 million and 11.8 million additional shares of common stock were outstanding for the second quarter and first half 2011, and 15.2 million and 13.7 million for the second quarter and first half 2010, respectively, but were not included in the computation of diluted earnings per share because their effect would have been antidilutive. For weighted average shares purposes, no tax benefits have been assumed in jurisdictions with valuation allowances.

Note E – Division Information

Office Depot operates in three segments: North American Retail Division, North American Business Solutions Division, and International Division. The following is a summary of our significant accounts and balances by segment (or “Division”), reconciled to consolidated totals.

	Sales
	Second Quarter		First Half
(In thousands)	2011	2010	2011	2010

North American Retail Division	$1,080,125	$1,100,894	$2,400,692	$2,448,439
North American Business Solutions Division	803,320	820,243	1,609,567	1,650,854
International Division	826,696	778,338	1,672,842	1,672,152

Total	$2,710,141	$2,699,475	$5,683,101	$5,771,445

	Division Operating Profit
	Second Quarter		First Half
(In thousands)	2011	2010	2011	2010

North American Retail Division	$2,994	$8,671	$60,954	$81,626
North American Business Solutions Division	44,984	14,086	61,225	34,255
International Division	13,097	18,912	40,402	60,501

Total	$61,075	$41,669	$162,581	$176,382

A reconciliation of the measure of Division operating profit to consolidated earnings (loss) before income taxes is as follows:

	Second Quarter		First Half
(In thousands)	2011	2010	2011	2010

Total Division operating profit	$61,075	$41,669	$162,581	$176,382
Unallocated general, administrative and corporate expenses	(77,186)	(69,265)	(160,216)	(148,475)
Interest income	242	443	841	980
Interest expense	(18,831)	(16,591)	(36,818)	(34,363)
Miscellaneous income (expense), net	6,988	4,681	14,333	10,780

Earnings (loss) before income taxes	$(27,712)	$(39,063)	$(19,279)	$5,304

During the first quarter of 2011, the company acquired Svanströms Gruppen (Frans Svanströms & Co AB), an entity that sells office supplies and services in Sweden. The operations and assets of this entity have been included in the International Division since acquisition. See Note L.

Our Condensed Consolidated Balance Sheet as of June 25, 2011 reflects a goodwill balance of approximately $64.4 million, and on each of December 25, 2010 and June 26, 2010, a balance of approximately $19.4 million. The gross amount of goodwill and the amount of accumulated impairment losses as of June 25, 2011 are provided in the following table:

(Dollars in thousands)	North American Retail Division	North American Business Solutions Division	International Division	Total

Balance as of December 26, 2009
Goodwill	$1,842	$367,790	$863,134	$1,232,766
Accumulated impairment losses	(1,842)	(348,359)	(863,134)	(1,213,335)

Balance as of December 25, 2010	—	19,431	—	19,431
2011 Changes:
Goodwill acquired during the year	—	—	45,017	45,017

Balance as of June 25, 2011	$—	$19,431	$45,017	$64,448

Note F – Employee Benefit Plans

Pension Disclosures

The components of net periodic pension cost for our foreign pension plan are as follows:

	Second Quarter		First Half
(In millions)	2011	2010	2011	2010

Service cost	$—	$—	$—	$—
Interest cost	2.5	2.5	4.9	5.1
Expected return on plan assets	(2.4)	(1.9)	(4.7)	(3.9)

Net periodic pension cost (gain)	$0.1	$0.6	$0.2	$1.2

The pension plan was part of an entity acquired in 2003. The plan was curtailed and frozen in 2008 and no future service cost will be recognized. The original Sale and Purchase Agreement (“SPA”) included a provision whereby the seller is required to pay to the company an amount of unfunded benefit obligation as measured based on certain 2008 data. The calculation was completed by the plan’s actuary, but the amount was disputed by the seller. Under the SPA, any dispute on this matter that could not be resolved between the parties would progress to arbitration, which would be a final ruling. On March 7, 2011, the arbitration tribunal issued its final decision, declaring, among other things, that the seller must pay the company approximately GBP 42.2 million ($67.4 million at June 25, 2011 exchange rates) plus interest at EURIBOR plus 50 basis points accruing from January 31, 2009 until paid. The seller is seeking annulment of the tribunal’s findings in the French courts and the company will seek to enforce the award. The timing of resolution of this matter cannot currently be estimated.

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

Note G – Income Taxes

The effective tax rate for the second quarter and first half of 2011 was 27% and -32%, respectively, compared to 59% and -147% for the same periods of 2010. The significant volatility in our effective tax rate for interim periods reflects the impact of valuation allowances precluding income tax benefit recognition in several jurisdictions and changes in the mix and amount of projected income from tax paying entities for the full year, as well as their pattern of income and loss anticipated by quarter. That is, a full year tax expense is projected from certain jurisdictions based on projected earnings; however, no tax benefit is recognized in jurisdictions with losses and valuation allowances. Because certain of these anticipated tax paying entities recognized losses in interim periods but are projected to recognize pre-tax earnings for the full year, the annual expected tax rate (“AETR”) applied against year-to-date results can produce significant volatility in the overall effective tax rate. This interim accounting is likely to result in significant variability of the effective tax rate throughout the course of the year. Changes in income projections and the mix of income across jurisdictions is also likely to impact the quarterly AETR. Additionally, the second quarter and first half of 2010 included approximately $13 million of discrete benefits from the release of a valuation allowance in Europe because of improved performance in that jurisdiction and a favorable settlement with certain taxing authorities.

We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to active U.S. federal, state and local, or non-U.S. income tax examinations for years before 2007. Our U.S. federal filings for the years 2007 through 2009 are under routine examination, and it is reasonably possible that audits for some of these periods will be closed prior to the end of 2011. Additionally, the U.S. federal tax returns for 2010 and 2011 are under review. Significant international tax jurisdictions include the U.K., the Netherlands, France and Germany. Generally, we are subject to routine examination for years 2006 and forward in these foreign jurisdictions. In past years, the company has entered into statute extension agreements with certain taxing authorities to facilitate resolution of disputed items. The extension for certain open years expired subsequent to the second quarter 2011 balance sheet date and the company is assessing the impacts of the expirations and related factors, including recently enacted legislation. Depending on the results of the assessment, the company may reverse as much as $64 million of accrued uncertain tax positions and as much as $32 million of accrued interest during the third quarter of 2011. In addition to audits covered by the statute expiration, it is reasonably possible that other audits will close within the next twelve months which could result in a decrease of as much as $24 million or an increase of as much as $10 million to our accrued uncertain tax positions.

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

Fair value estimates may be required to measure certain assets and liabilities on a nonrecurring basis for asset impairments and exit cost valuations.

The following table summarizes the company’s financial assets and liabilities measured at fair value on a recurring basis:

	Level 2
(In thousands)	Fair Value Measurement Category
	June 25, 2011	December 25, 2010	June 26, 2010
Assets
Commodity contracts - fuel	$1,516	$253	$—
Foreign exchange contracts	211	—	—
Liabilities:
Foreign exchange contracts	$502	$434	$1,596

The company records its senior notes payable at par value, adjusted for amortization of a fair value hedge which was cancelled in 2005. The fair value of the senior notes indicated in the following table was determined based on quoted market prices.

	June 25, 2011		December 25, 2010		June 26, 2010
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
$400 million senior notes	$400,014	$404,496	$400,067	$398,000	$400,119	$387,480

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

We also are exposed to the risk of changing fuel prices from inbound and outbound transportation arrangements. The structure of many of these transportation arrangements, however, precludes applying hedge accounting. In those circumstances, we may enter into derivative transactions to offset the risk of commodity price changes, and the value of the derivative contract is marked to market at each reporting period with changes recognized in earnings. To the extent fuel arrangements qualify for hedge accounting, gains and losses are deferred in OCI until such time as the hedged item impacts earnings. At the end of the second quarter of 2011, the company had contracts for approximately 5.7 million gallons of fuel that will be settled monthly through December 2011. Those contracts were not designated as hedging instruments.

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

Our risk management policies allow the use of specified financial instruments for hedging purposes only; speculation is not permitted.

The following tables provide information on our hedging and derivative positions and activity.

Fair value of derivative instruments

(Dollars in thousands)	Balance sheet location	June 25, 2011	December 25, 2010	June 26, 2010

Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$95	$—	$—
Foreign exchange contracts	Other current liabilities	—	317	1,596
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$116	$—	$—
Commodity contracts – fuel	Other current assets	1,516	253	—
Foreign exchange contracts	Other current liabilities	502	117	—
Commodity contracts – fuel	Other current liabilities	—	—	—

Total derivative assets		$1,727	$253	$—

Total derivative liabilities		$502	$434	$1,596

Derivatives not designated as hedging instruments	Location of gain/(loss) recognized in earnings	Amount of gain/(loss) recognized in earnings
(Dollars in thousands)		Second Quarter		First Half
		2011	2010	2011	2010
Foreign exchange contracts	Miscellaneous income (expense), net	$(674)	$—	$(2,507)	$—
Commodity contracts – fuel	Cost of goods sold and occupancy costs & Store and warehouse operating and selling expenses*	(1,467)	—	2,996	—

Total		$(2,141)	$—	$489	$—

Derivatives designated as cash flow hedges:	Amount of gain/(loss) recognized in OCI		Location of gain/(loss) reclassified from OCI into earnings	Amount of gain/(loss) reclassified from OCI into earnings
(Dollars in thousands)	Second Quarter 2011	First Half 2011		Second Quarter 2011	First Half 2011
Foreign exchange contracts	$40	$765	Cost of goods sold and occupancy costs	$588	$355

Total	$40	$765		$588	$355

Derivatives designated as cash flow hedges:	Amount of gain/(loss) recognized in OCI		Location of gain/(loss) reclassified from OCI into earnings	Amount of gain/(loss) reclassified from OCI into earnings
(Dollars in thousands)	Second Quarter 2010	First Half 2010		Second Quarter 2010	First Half 2010
Foreign exchange contracts	$(2,252)	$(2,870)	Cost of goods sold and occupancy costs	$(818)	$(1,455)

Total	$(2,252)	$(2,870)		$(818)	$(1,455)

*	Approximately 60% of the amounts for 2011 and 2010 are reflected in cost of goods sold and occupancy costs. The remaining 40% of the amounts are reflected in store and warehouse operating and selling expenses.

The existing hedge contracts are highly effective and the ineffective portion is considered immaterial. As of June 25, 2011, the foreign exchange contracts extend through July 2011. Losses currently deferred in OCI are expected to be recognized in earnings within the next twelve months. There were no hedging arrangements requiring collateral. However, we may be required to provide collateral on certain arrangements in the future. The fair values of our foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current exchange rates. The values are based on market-based inputs or unobservable inputs that are corroborated by market data.

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

The following tables provide summarized unaudited information from the balance sheets and statements of earnings for Office Depot de Mexico:

	June 25,	December 25,	June 26,
(In thousands)	2011	2010	2010

Current assets	$363,294	$328,854	$260,069
Non-current assets	305,487	289,200	269,364
Current liabilities	256,511	202,834	157,954
Non-current liabilities	3,132	3,667	2,285

	Second Quarter		First Half
(In thousands)	2011	2010	2011	2010

Sales	$271,970	$208,338	$543,809	$427,755
Gross profit	79,624	60,988	157,437	123,384
Net income	14,286	10,671	31,695	24,639

During the second quarter of 2011, we received a $25 million cash dividend from this joint venture. The dividend is included as an operating activity in the Condensed Consolidated Statement of Cash Flows.

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

On April 6, 2011, a putative class action lawsuit was filed against the company and certain current and former executive officers alleging violations of the Securities Exchange Act of 1934 and seeking damages, fees, costs and equitable relief. The foregoing lawsuit was filed in the United States District Court for the Southern District of Florida captioned as Climo v. Office Depot, Inc, Steve Odland, Michael D. Newman and Neil R. Austrian. On June 17, 2011, a derivative lawsuit was filed against certain current and former executive officers and the company, generally alleging that the officers breached their fiduciary duties. The derivative lawsuit was filed in the United States District Court for the Southern District of Florida captioned as Long v. Steve Odland, Michael D. Newman and Neil R. Austrian, defendants, and Office Depot, Inc., nominal defendant. The allegations made in these lawsuits primarily relate to the company’s previous financial disclosures and reports regarding certain tax losses. On March 31, 2011, Office Depot announced that the Internal Revenue Service had denied the company’s claim to carry back certain tax losses to prior tax years under economic stimulus-based tax legislation enacted in 2009. As a result, on April 6, 2011, the company restated its financial results to revise the accounting treatment regarding its original tax position. The periods covered by the restatement are the fiscal year ended December 25, 2010 and each of the quarters ended June 26, 2010 and September 25, 2010.

In addition, in the ordinary course of business, our sales to and transactions with government customers may be subject to investigations, audits and review by governmental authorities and regulatory agencies, with which we cooperate. Many of these investigations, audits and reviews are resolved without incident. While claims in these matters may at times assert large demands, we do not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect our financial position, results of our operations or cash flows. Among such matters, during the first quarter of 2011, we were notified that the United States Department of Justice commenced an investigation into certain pricing practices related to an expired agreement that was in place between January 2, 2006 and January 1, 2011, pursuant to which state, local and non-profit agencies could purchase office supplies.

Note L – Acquisition

On February 25, 2011, the company acquired all of the shares of Svanströms Gruppen (Frans Svanströms & Co AB), a supplier of office products and services headquartered in Stockholm, Sweden to complement the company’s existing business in that region. As part of this all-cash transaction, the company recognized approximately $45 million of goodwill, primarily attributable to anticipated synergies, $20 million of amortizing intangible assets for customer relationships and proprietary names, and $18 million of net working capital and property and equipment. The amortizing intangible assets have a weighted average life of 6.9 years. Operations have been included in the International Division results since the date of acquisition. Supplemental pro forma information as if the entities were combined at earlier periods is not provided based on materiality considerations.

Note M – Amended and Restated Agreements

Debt – On March 30, 2011, the company obtained from the lending institutions participating in the previously-existing credit agreement a waiver of default following identification of the need to restate the financial statements in our original Annual Report on Form 10-K filed on February 22, 2011.

On May 25, 2011, the company entered into a $1.0 billion Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with a group of lenders, most of whom participated in the company’s previously-existing $1.25 billion Credit Agreement. The Amended Credit Agreement extends the maturity date to May 25, 2016, reduces the applicable borrowing spread by 50 basis points, permits the company to redeem, tender or otherwise repurchase its existing 6.25% Senior Notes subject to a $600 million minimum liquidity requirement (defined as cash on hand plus availability under the facility) and modifies certain covenants. The covenant modifications include:

•	Lowering the availability threshold that would trigger maintenance of a fixed charge coverage ratio from $187.5 million to $125.0 million;
•

Increasing the ability of the company and its subsidiaries to make investments, loans and advances by meeting a fixed charge coverage ratio of 1.0 and reduced availability test, or a new $500 million minimum liquidity requirement;

•	Permitting the company to pay up to $75 million in restricted payments subject to a reduced $500 million minimum liquidity requirement; and
•	Permitting additional restricted payments based on meeting a fixed charge coverage ratio that was reduced from 1.25 to 1.10 and reduced availability test.

Private Label Credit Card – On June 20, 2011, the company entered into an amended and restated merchant services agreement effective June 1, 2011 with Citibank (South Dakota) N.A., the “financial institution” that previously provided and administered the company’s private label credit card program. The agreement extends the arrangement for five years through September 30, 2016, eliminates recourse to the company for losses, obtains portfolio rights at termination, lowers the overall fees, and modifies other terms and conditions. Additionally, the previously-established funded bad debt reserve of approximately $6 million was retained by the financial institution, eliminating recourse to the company for losses on the existing portfolio. As a result of this amendment to eliminate current and future recourse to the company, a previously-established unfunded bad debt accrual of approximately $8 million has been reversed during the second quarter of 2011. The reversal is included in determination of operating profit for the North American Retail Division and North American Business Solutions Division. The existing $17.5 million letter of credit remains and is expected to be reduced prior to the end of the third quarter of 2011, and further reduced over the remaining term of the agreement. If sales under the program fall below a specified level on a rolling 12-month period over the first two years of the amended agreement, the company would be required to make a liquidating damage payment to the financial institution, though no such payment is currently anticipated.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our condensed consolidated financial statements and the notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2010 Annual Report on Form 10-K, as amended on April 6, 2011 (the “2010 Form 10-K/A”), filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

RESULTS OF OPERATIONS

OVERVIEW

A summary of certain factors impacting results for the second quarter of 2011 is provided below and further discussed in the narrative that follows this overview.

•

Sales in the second quarter of 2011 were essentially flat compared to the second quarter of 2010. On a constant currency basis and excluding sales related to dispositions and deconsolidation in the fourth quarter of 2010 and an acquisition in the first quarter of 2011, total company sales in the second quarter of 2011 decreased 2% compared to the prior year.

•	Sales in the North American Retail Division were down 2%; comparable store sales were down 1%.
•	Sales in the North American Business Solutions Division were down 2%.
•	International Division sales increased 6% in U.S. dollars and decreased 5% in constant currencies.
•

Total operating expenses increased 2% for the second quarter of 2011 when compared to the second quarter of 2010. However, total operating expenses includes approximately $20 million of restructuring-related charges and other costs intended to improve efficiency and benefit operations in future periods.

•

The effective tax rate for the second quarter of 2011 was 27% compared to 59% for the same period in 2010. The significant volatility in our effective tax rate for interim periods reflects the impact of valuation allowances precluding income tax benefit recognition in several jurisdictions and changes in the mix and amount of projected income from income tax paying entities for the full year.

•	We reported a loss per share of $0.11 for the second quarter of 2011 compared to a loss per share of $0.09 for the second quarter of 2010.

DIVISION RESULTS

North American Retail Division

	Second Quarter		First Half
(Dollars in millions)	2011	2010	2011	2010

Sales	$1,080.1	$1,100.9	$2,400.7	$2,448.4
% change	(2)%	(2)%	(2)%	(4)%

Division operating profit	$3.0	$8.7	$61.0	$81.6
% of sales	0.3%	0.8%	2.5%	3.3%

Second quarter sales in the North American Retail Division were $1.1 billion, down 2% from the prior year. Comparable store sales in the 1,108 stores that have been open for more than one year decreased 1% for the second quarter of 2011. A decline in comparable sales of computers and related products experienced during the later part of the second quarter contributed significantly to the overall comparable sales decline. The second quarter 2011 customer transaction counts were down approximately 2% compared to the same period last year, while average order value increased approximately 1%. Sales in our furniture category increased in both the second quarter and first half of 2011, but technology peripheral items, such as software, personal computer accessories and storage devices declined compared to both periods of the prior year. Sales in our Copy and Print Depot, as well as technology services, also increased compared to the second quarter and first half of 2010.

The North American Retail Division reported an operating profit of approximately $3 million in the second quarter of 2011, compared to approximately $9 million in the same period of 2010. Included in this measure of Division operating profit is approximately $12 million of charges related to the closure of the 10 remaining stores in Canada during the second quarter of 2011. The charges primarily relate to accrued lease costs as well as severance and closure costs.

After considering the closure costs, Division operating profit for the second quarter of 2011 increased approximately $6 million. The increase reflects gross margin improvements, including lower property costs, reduced advertising expenses and the Division’s portion of benefits from removing recourse provisions from the Office Depot private label credit card program, partially offset by the negative flow through effect of lower sales and expenses associated with investments in key growth initiatives. The factors discussed above for the second quarter of 2011, other than the store closure costs, also address the first half of 2011 compared to the same period in 2010.

At the end of the second quarter of 2011, the North American Retail Division operated 1,131 stores. We opened four stores and closed 14 stores during the period, including closing the stores in Canada. Customers in Canada will continue to be served by the North American Business Solutions Division.

North American Business Solutions Division

	Second Quarter		First Half
(Dollars in millions)	2011	2010	2011	2010

Sales	$803.3	$820.2	$1,609.6	$1,650.9
% change	(2)%	(6)%	(3)%	(7)%

Division operating profit	$45.0	$14.1	$61.2	$34.3
% of sales	5.6%	1.7%	3.8%	2.1%

Second quarter sales in the North American Business Solutions Division were $803 million, a 2% decrease compared to the second quarter of 2010. Both average order value and transaction counts for the second quarter of 2011 were below the same period in the prior year. Sales in the direct channel were 1% lower than the same period in 2010, reflecting a reduction in promotional activity that was not improving overall profit margins. Sales in the contract channel declined 2%. The change reflects retention of over 85% of the customers previously serviced through a buying consortium contract that expired on January 1, 2011. However, we experienced weakness in the Federal and state government business as these customers experience budgetary pressures. Somewhat offsetting this decline, contract sales in the large account customers increased, and sales to small-to medium-sized businesses increased slightly. The sales categories of seating and cleaning and break room supplies increased, while paper sales declined at about the overall sales trend rate and ink and toner sales were lower.

The North American Business Solutions Division reported operating profit of approximately $45 million in the second quarter of 2011, compared to $14 million in the same period of the prior year. This increase reflects lower distribution, advertising and payroll expenses that result from operational improvements put in place earlier this year. Additionally, operating profit for the second quarter includes approximately $10 million of benefits that may not recur in future periods, such as the Division’s portion of benefits from removing recourse provisions from the Office Depot private label credit card program and adjustments relating to customer incentive programs.

The factors discussed for the second quarter results, other than the non-recurring benefits, are largely the same factors impacting the first half of 2011 compared to 2010.

International Division

	Second Quarter		First Half
(Dollars in millions)	2011	2010	2011	2010

Sales	$826.7	$778.3	$1,672.8	$1,672.2
% change	6%	(6)%	—%	(2)%
% change in constant currency	(5)%	(3)%	(5)%	(4)%

Division operating profit	$13.1	$18.9	$40.4	$60.5
% of sales	1.6%	2.4%	2.4%	3.6%

The International Division reported second quarter sales of $827 million, reflecting an increase of 6% in U.S. dollars and a decrease of 5% in constant currencies compared to the second quarter of 2010. Excluding the revenue impact from the fourth quarter 2010 dispositions and deconsolidation, as well as the first quarter 2011 acquisition, constant currency sales were 1% lower than the comparable period of the prior year. Constant currency sales in France were flat for the second quarter of 2011 compared to the prior year, while sales in the U.K. and Germany decreased slightly. The contract channel sales in constant currency increased across Europe and Asia, however, second quarter sales in the direct channel were lower than the same period in 2010. A targeted brand and web site re-launch in one country encountered transition difficulties which contributed to the direct channel decline. The retail channel sales increased, after considering sales from the Division’s business in Israel that was divested in late 2010 and the first quarter 2011 acquisition in Sweden.

The International Division reported operating profit of approximately $13 million and $40 million in the second quarter and first half of 2011, respectively, compared to $19 million and $61 million in the same periods of 2010. Included in this measure of Division operating profit is approximately $6 million for the second quarter and $12 million for the first half of 2011 of charges related to restructuring and process improvement activities. The charges primarily relate to severance and accrued lease costs, as well as costs incurred to drive process improvements.

The negative flow through impact of lower constant currency sales for the second quarter of 2011 was offset by net reductions in operating expenses as we are realizing benefits from restructuring and continuous process improvement activities taken late in 2010 and so far this year. These activities, and additional charges, are expected to continue throughout the remainder of 2011 with additional benefits to be realized in future periods. In one European region, paper price increases were not able to be timely passed on and competitive pressures on ink and toner contributed to a reduction in that region’s operating performance. Actions have been taken and improvement in that region is anticipated by the fourth quarter of this year.

The factors discussed for the second quarter results, other than the restructuring and related charges, are largely the same factors impacting the first half of 2011 compared to 2010. The change in exchange rates positively impacted operating profit in U.S. dollars by approximately $1 million and $2 million for the second quarter and first half of 2011, respectively, compared to the same periods in 2010.

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

Total G&A increased from $152 million in the second quarter of 2010 to $164 million in the second quarter of 2011. A breakdown of total G&A between the portion included in Division results and the portion considered corporate expenses is provided in the following table:

	Second Quarter		First Half
(In millions)	2011	2010	2011	2010

Division G&A	$90.0	$83.2	$176.8	$171.2
Corporate G&A	73.5	68.7	152.5	148.9

Total G&A	$163.5	$151.9	$329.3	$320.1

Total G&A includes restructuring and business process improvement charges of approximately $6 million and $12 million in the second quarter and first half of 2011, respectively. No similar charges were recognized during the same periods of 2010. Of these amounts, approximately $2 million and $5 million for the second quarter and first half, respectively, were included in Corporate G&A; the remainder was included in determination of Division operation profit discussed above. After considering the charges, the comparative increase in Corporate G&A primarily relates to an adjustment last year to lower variable based pay.

Corporate expenses included in store and warehouse operating and selling expenses for the second quarter and first half of 2011 were approximately $3 million and $7 million, respectively, compared to approximately $1 million and a net credit of less than $1 million in the same periods last year. The activity primarily relates to accretion, adjustments and settlements of lease obligations from facilities closed in prior years following our strategic review. The lease accretion is expected to total $6 million for the remainder of 2011, but net corporate amounts may be impacted by gains, losses and adjustments related to the closed properties and leases that cannot be reasonably estimated at this time.

Other income (expense)

The increase in interest expense for the second quarter and first half of 2011 compared to the same periods of 2010 is largely attributable to the write off of approximately $3 million of deferred debt issue costs associated with certain changes in the lending group included in the extension of the company’s asset based lending facility completed during the second quarter of 2011.

Miscellaneous income, net for all periods presented is primarily attributable to earnings from our joint venture in Mexico, Office Depot de Mexico. The increase for the second quarter and first half of 2011 compared to the same periods of the prior year reflect additional JV earnings and foreign currency gains in 2011 compared to prior year foreign currency losses.

Income Taxes

The effective tax rate for the second quarter and first half of 2011 was 27% and -32%, respectively, compared to 59% and -147% for the same periods of 2010. The significant volatility in our effective tax rate for interim periods reflects the impact of valuation allowances precluding income tax benefit recognition in several jurisdictions and changes in the mix and amount of projected income from tax paying entities for the full year, as well as their pattern of income and loss anticipated by quarter. That is, a full year tax expense is projected from certain jurisdictions based on projected earnings; however, no tax benefit is recognized in jurisdictions with losses and valuation allowances. Because certain of these anticipated tax paying entities recognized losses in interim periods but are projected to recognize pre-tax earnings for the full year, the annual expected tax rate (“AETR”) applied against year-to-date results can produce significant volatility in the overall effective tax rate. We currently anticipate recognizing tax expense in the range of $15 million to $20 million for the full year 2011, exclusive of any discrete impacts recognized in future periods. This interim accounting is likely to result in significant variability of the effective tax rate throughout the course of the year. Changes in income projections and the mix of income across jurisdictions is also likely to impact the quarterly AETR. Additionally, the second quarter and first half of 2010 included approximately $13 million of discrete benefits from the release of a valuation allowance in Europe because of improved performance in that jurisdiction and a favorable settlement with certain taxing authorities.

In past years, the company has entered into statute extension agreements with certain taxing authorities to facilitate resolution of disputed items. The extension for certain open years expired subsequent to the second quarter 2011 balance sheet date and the company is assessing the impacts of the expirations and related factors, including recently enacted legislation. Depending on the results of the assessment, the company may reverse as much as $64 million of accrued uncertain tax positions and as much as $32 million of accrued interest during the third quarter of 2011. In addition to audits covered by the statute expiration, it is reasonably possible that other audits will close within the next twelve months which could result in a decrease of as much as $24 million or an increase of as much as $10 million to our accrued uncertain tax positions.

New Accounting Pronouncements

Effective for the first quarter of 2012, a new accounting standard will require the presentation of net income and other comprehensive income either as a continuous statement or as two separate statements. In past periods, we have presented the components of other comprehensive income as a separate statement for the full year and as a separate footnote for interim periods. We have not yet decided on the format that will be used in future periods. The standard will not change the recognition or measurement of net income or other comprehensive income.

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

During the second quarter of 2011, the company entered into a $1.0 billion amended and restated credit agreement (the “Amended Credit Agreement”) which reduced and extended the previous $1.25 billion agreement to May 25, 2016. The Amended Credit Agreement reduces the applicable borrowing spread, permits the company to redeem, tender or otherwise repurchase its existing 6.25% Senior Notes subject to a $600 million minimum liquidity requirement and modifies certain covenants. See Note M of the Notes to the Condensed Consolidated Financial Statements for additional information.

At June 25, 2011, we had approximately $374 million in cash and equivalents and another $766 million available under the Amended Credit Agreement based on the June borrowing base certificate, for a total liquidity of approximately $1.1 billion. We consider our resources adequate to satisfy our cash needs for at least the next twelve months.

At June 25, 2011, the company’s borrowings under the Amended Credit Agreement totaled $45 million at an effective interest rate of approximately 3.48%. The maximum month end amount outstanding during the second quarter of 2011 occurred in May at approximately $118 million. There were also letters of credit outstanding under the Amended Credit Agreement at the end of the first half of 2011 totaling approximately $104 million. An additional $0.2 million of letters of credit were outstanding under separate agreements. Average borrowings under the Amended Credit Agreement in the second quarter of 2011 were approximately $94 million at an average interest rate of 3.72%. The maximum monthly average in the second quarter of 2011 occurred in May at approximately $109 million.

In addition to our borrowings under the Amended Credit Agreement, we had short-term borrowings of $16 million at June 25, 2011. These borrowings primarily represent outstanding balances under various local currency credit facilities for our international subsidiaries that had an effective interest rate at the end of the second quarter of approximately 2.59%. The maximum month end amount outstanding during the second quarter occurred in May at approximately $18 million and the maximum monthly average occurred in June at approximately $17 million. The majority of these short-term borrowings represent outstanding balances on uncommitted lines of credit, which do not contain financial covenants.

The company was in compliance with all applicable financial covenants at June 25, 2011. On March 30, 2011, the company obtained from the lending institutions participating in the previously-existing credit agreement a waiver of default following identification of the need to restate the financial statements in our original Annual Report on Form 10-K filed on February 22, 2011.

Dividends on the company’s redeemable preferred stock are payable quarterly, and will be paid in-kind or in cash, only to the extent that the company has funds legally available for such payment and a cash dividend is declared by the company’s board of directors.

During the first half of 2011, cash used by operating activities totaled $148 million, compared to cash provided by operating activities of $35 million during the same period last year. This decrease primarily reflects changes in working capital and decreased business performance. Changes in foreign currency exchange rates and opening balances related to acquisitions impact working capital and other assets and liabilities reported on the condensed consolidated balance sheets but do not impact cash flow reporting. Changes in net working capital and other components resulted in a $256 million use of cash in the first half of 2011, compared to a $110 million use of cash in the first half of 2010. This use reflects less of a decrease in receivables, a greater decrease in accounts payable, accrued expenses and deferred credits, as well as an increase in inventory in the first half of 2011 compared to the same period last year. The decrease in receivables reflects collection in 2010 of certain tax related amounts from tax loss carry backs that were not available in 2011. This activity is partially offset by a $25 million dividend received from our joint venture in Mexico, Office Depot de Mexico, in the second quarter of 2011. No dividends were received in 2010. The increase in inventory reflects some build for the back-to-school season, as well as an increase in the percentage of direct import products, which generally require payment earlier in the shipping process. Also, the slowdown in computer sales in the North American Retail Division that occurred late in the second quarter of 2011 resulted in a decrease in trade payables that was not matched with the related turn of inventory. We anticipate working capital improvements during the second half of 2011 through active inventory management and normal selling activity. Working capital is influenced by a number of factors including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, see Note A of the Notes to Condensed Consolidated Financial Statements.

Cash used by investing activities was $79 million in the first half of 2011 compared to $76 million in the same period last year. The use of cash for the 2011 period reflects capital expenditures of approximately $60 million and approximately $73 million to complete the acquisition of an entity in Sweden, partially offset by the release of restricted cash related to the Sweden acquisition that was held in escrow at December 25, 2010. During the first half of 2011, we received approximately $7 million of proceeds from the disposition of assets. Investing activities for the first half of 2010 included capital expenditures of approximately $83 million and an $11 million payment to complete an acquisition, partially offset by approximately $17 million of proceeds from the disposition of assets.

Cash used by financing activities was approximately $39 million in the first half of 2011, compared to $17 million during the same period in 2010. During the first half of 2011, we paid cash dividends on our convertible preferred stock of approximately $18 million. Additionally, approximately $9 million of dividends was accrued during the second quarter of 2011 and subsequently paid on July 1, 2011. Other outflows during the first half of 2011 included net payments of approximately $9 million on short-term and long-term borrowings as well as an additional $10 million in fees related to the Amended Credit Agreement. Financing activities in the first half of 2010 included payment of cash dividends on preferred stock of $9 million, net payments of approximately $3 million on short-term and long-term borrowings, as well as an additional $5 million in fees related to the amendment of our asset based credit facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risks

At June 25, 2011, there had not been a material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2010 Form 10-K/A.

Foreign Exchange Rate Risks

At June 25, 2011, there had not been a material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2010 Form 10-K/A.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

We maintain controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be in this report is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the possible controls and procedures. Each reporting period, the company carries out an evaluation, with the participation of its Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”).

In April 2011, the company restated certain of its historical financial results to revise the accounting treatment regarding a tax position that was denied by the Internal Revenue Service. The company had claimed to carry back certain tax losses to prior tax years under economic stimulus-based tax legislation enacted in 2009.

Based on the evaluation, the CEO and CFO concluded that, due to the existence of a material weakness in internal control over financial reporting in the area of accounting for the income tax implications of complex transactions, the company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

On April 6, 2011, a putative class action lawsuit was filed against the company and certain current and former executive officers alleging violations of the Securities Exchange Act of 1934 and seeking damages, fees, costs and equitable relief. The foregoing lawsuit was filed in the United States District Court for the Southern District of Florida captioned as Climo v. Office Depot, Inc, Steve Odland, Michael D. Newman and Neil R. Austrian. On June 17, 2011, a derivative lawsuit was filed against certain current and former executive officers and the company, generally alleging that the officers breached their fiduciary duties. The derivative lawsuit was filed in the United States District Court for the Southern District of Florida captioned as Long v. Steve Odland, Michael D. Newman and Neil R. Austrian, defendants, and Office Depot, Inc., nominal defendant. The allegations made in these lawsuits primarily relate to the company’s previous financial disclosures and reports regarding certain tax losses. On March 31, 2011, Office Depot announced that the Internal Revenue Service had denied the company’s claim to carry back certain tax losses to prior tax years under economic stimulus-based tax legislation enacted in 2009. As a result, on April 6, 2011, the company restated its financial results to revise the accounting treatment regarding its original tax position. The periods covered by the restatement are the fiscal year ended December 25, 2010 and each of the quarters ended June 26, 2010 and September 25, 2010.

In addition, in the ordinary course of business, our sales to and transactions with government customers may be subject to investigations, audits and review by governmental authorities and regulatory agencies, with which we cooperate. Many of these investigations, audits and reviews are resolved without incident. While claims in these matters may at times assert large demands, we do not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect our financial position, results of our operations or cash flows. Among such matters, during the first quarter of 2011, we were notified that the United States Department of Justice commenced an investigation into certain pricing practices related to an expired agreement that was in place between January 2, 2006 and January 1, 2011, pursuant to which state, local and non-profit agencies could purchase office supplies.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed on February 22, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The company’s Amended Credit Agreement allows payment of cash dividends on preferred stock and share repurchases, in an aggregate amount of $75 million per fiscal year subject to the satisfaction of certain liquidity requirements. Also, so long as investors in the redeemable preferred stock own at least 10% of the common stock voting rights, on an as-converted basis, the affirmative vote of a majority of the shares of preferred stock then outstanding and entitled to vote is required for the declaration or payment of a dividend on common stock. The company has never declared or paid cash dividends on its common stock.

Item 6. Exhibits.

Exhibits

10.1*	Form of Amended and Restated Credit Agreement, dated as of May 25, 2011, among Office Depot, Inc. and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein.
10.2	Letter Agreement between Office Depot, Inc. and Neil R. Austrian, dated May 23, 2011	(1)
10.3	Restricted Stock Award Agreement (Time Vesting) between Office Depot, Inc. and Neil R. Austrian, dated May 23, 2011	(1)
10.4	Restricted Stock Award Agreement (Performance Vesting) between Office Depot, Inc. and Neil R. Austrian, dated May 23, 2011	(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Section 1350 Certification
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The confidential portions have been submitted separately to the Securities and Exchange Commission.
(1)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC. (Registrant)

Date: July 26, 2011	By: /s/ Neil R. Austrian
Neil R. Austrian
Chief Executive Officer and Chairman, Board of Directors
(Principal Executive Officer)

Date: July 26, 2011	By: /s/ Michael D. Newman
Michael D. Newman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: July 26, 2011	By: /s/ Mark E. Hutchens
Mark E. Hutchens
Senior Vice President and Controller
(Principal Accounting Officer)