Form 10-Q
period 2011-09-24
OFFICE DEPOT INC
filed 2011-10-25
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15 (d) of the

        Securities Exchange Act of 1934

For the quarterly period ended    September 24, 2011

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At September 24, 2011 there were 280,467,693 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 24, 2011	December 25, 2010	September 25, 2010
Assets
Current assets:
Cash and cash equivalents	$452,652	$627,478	$678,717
Receivables, net	918,580	963,787	987,013
Inventories	1,124,013	1,233,657	1,183,854
Prepaid expenses and other current assets	165,620	203,020	163,119

Total current assets	2,660,865	3,027,942	3,012,703
Property and equipment, net	1,081,905	1,157,013	1,219,151
Goodwill	61,608	19,431	19,431
Other intangible assets	36,752	21,840	22,634
Deferred income taxes	37,913	33,319	81,395
Other assets	291,448	309,892	313,628

Total assets	$4,170,491	$4,569,437	$4,668,942

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$877,090	$1,080,276	$1,045,121
Accrued expenses and other current liabilities	1,039,776	1,188,233	1,170,788
Income taxes payable	4,052	2,568	6,653
Short-term borrowings and current maturities of long-term debt	35,253	72,368	73,475

Total current liabilities	1,956,171	2,343,445	2,296,037
Deferred income taxes and other long-term liabilities	464,586	514,218	582,081
Long-term debt, net of current maturities	647,674	659,820	657,164

Total liabilities	3,068,431	3,517,483	3,535,282

Commitments and contingencies
Redeemable preferred stock, net (liquidation preference – $368,516 in 2011 and 2010	355,979	355,979	355,979

Stockholders’ equity:
Office Depot, Inc. stockholders’ equity:
Common stock – authorized 800,000,000 shares of $.01 par value; issued and outstanding shares – 286,382,961 in 2011, 283,059,236 in December 2010 and 282,982,123 in September 2010	2,864	2,831	2,830
Additional paid-in capital	1,143,938	1,161,409	1,164,525
Accumulated other comprehensive income	216,273	223,807	205,761
Accumulated deficit	(559,474)	(634,818)	(535,407)
Treasury stock, at cost – 5,915,268 shares in 2011 and 2010	(57,733)	(57,733)	(57,733)

Total Office Depot, Inc. stockholders’ equity	745,868	695,496	779,976
Noncontrolling interest	213	479	(2,295)

Total stockholders’ equity	746,081	695,975	777,681

Total liabilities and stockholders’ equity	$4,170,491	$4,569,437	$4,668,942

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 22, 2011, as amended on April 6, 2011 (the “2010 Form 10-K/A”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

Sales	$2,836,737	$2,899,717	$8,519,838	$8,671,162
Cost of goods sold and occupancy costs	1,981,717	2,070,534	5,992,578	6,161,560

Gross profit	855,020	829,183	2,527,260	2,509,602

Store and warehouse operating and selling expenses	672,621	665,905	2,013,170	1,998,339
General and administrative expenses	163,282	154,965	492,608	475,043

Operating profit	19,117	8,313	21,482	36,220

Other income (expense):
Interest income	317	2,513	1,158	3,493
Interest expense	17,306	(6,093)	(19,512)	(40,456)
Miscellaneous income, net	5,536	11,189	19,869	21,969

Earnings before income taxes	42,276	15,922	22,997	21,226

Income tax benefit	(58,573)	(24,700)	(52,346)	(32,496)

Net earnings	100,849	40,622	75,343	53,722

Less: Net loss attributable to the noncontrolling interest	(23)	(632)	(1)	(1,066)

Net earnings attributable to Office Depot, Inc.	100,872	41,254	75,344	54,788

Preferred stock dividends	9,213	9,210	27,639	27,898

Net earnings available to common shareholders	$91,659	$32,044	$47,705	$26,890

Earnings per share:
Basic	$0.29	$0.12	$0.17	$0.10
Diluted	0.28	0.12	0.17	0.10

Weighted average number of common shares outstanding:
Basic	278,559	275,956	277,627	275,170
Diluted	357,036	275,956	277,627	275,170

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2010 Form 10-K/A.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	39 Weeks Ended
	September 24, 2011	September 25, 2010
Cash flows from operating activities:
Net earnings	$75,343	$53,722
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	157,761	155,681
Charges for losses on inventories and receivables	42,834	42,784
Changes in working capital and other	(255,945)	(70,301)

Net cash provided by operating activities	19,993	181,886

Cash flows from investing activities:
Capital expenditures	(89,143)	(120,469)
Acquisition, net of cash acquired	(72,667)	(10,952)
Release of restricted cash	46,509	—
Proceeds from assets sold and other	7,891	25,824

Net cash used in investing activities	(107,410)	(105,597)

Cash flows from financing activities:
Proceeds from exercise of stock options	784	2,226
Acquisition of noncontrolling interests	(1,262)	(21,786)
Share transactions under employee related plans	(695)	(1,281)
Preferred stock dividends	(27,639)	(18,688)
Debt related fees	(9,945)	(4,688)
Net proceeds (payments) on long- and short-term borrowings	(58,583)	(2,669)

Net cash used in financing activities	(97,340)	(46,886)

Effect of exchange rate changes on cash and cash equivalents	9,931	(10,584)

Net decrease in cash and cash equivalents	(174,826)	18,819
Cash and cash equivalents at beginning of period	627,478	659,898

Cash and cash equivalents at end of period	$452,652	$678,717

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2010 Form 10-K/A.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Summary of Significant Accounting Policies

Basis of Presentation: Office Depot, Inc., including consolidated subsidiaries, (“Office Depot”) is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Fiscal year 2011 is a 53-week year, with the fourth quarter including 14 weeks of operations. The Condensed Consolidated Balance Sheet at December 25, 2010 has been derived from audited financial statements at that date. The condensed consolidated interim financial statements as of September 24, 2011 and September 25, 2010, and for the 13-week and 39-week periods ended September 24, 2011 (also referred to as “the third quarter of 2011” and “the year-to-date 2011”) and September 25, 2010 (also referred to as “the third quarter of 2010” and “the year-to-date 2010”) are unaudited. However, in our opinion, these financial statements reflect adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. We have included the balance sheet from September 25, 2010 to assist in analyzing our company. The balance of short-term deferred income taxes in the September 25, 2010 balance sheet has been combined with prepaid expenses and other current assets to conform to presentations used at December 25, 2010 and September 24, 2011. Additionally, the valuation allowance and non-cash tax settlements and changes in working capital and other line items in the operating activities section, and proceeds from assets sold and other line items in the investing activities section, have been combined in the condensed consolidated statement of cash flows for the 39-week period ended September 25, 2010 to conform to the year-to-date 2011 presentation.

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

Cash Management: Our cash management process generally utilizes zero balance accounts which provide for the reimbursement of the related disbursement accounts on a daily basis. Accounts payable and accrued expenses as of September 24, 2011, December 25, 2010 and September 25, 2010 included $45 million, $64 million and $54 million, respectively, of disbursements not yet presented for payment drawn in excess of our book deposit balances, after considering offset provisions. We may borrow to meet working capital and other needs throughout any given quarter, which may result in higher levels of borrowings and invested cash within the period. At the end of the quarter, excess cash may be used to minimize borrowings outstanding at the balance sheet date.

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

In September 2011, the Financial Accounting Standards Board issued new guidance on testing goodwill for impairment. Entities will have an option of performing a qualitative assessment before calculating the fair value of their reporting units. If, based on the qualitative assessment, an entity concludes it is more likely than not that the fair value of the reporting unit exceeds its carrying value, quantitative testing for impairment is not necessary. The new accounting standard is applicable for goodwill impairment testing performed in years beginning after December 15, 2011 and early adoption is permitted.

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

Note B – Asset Impairments, Exit Costs and Other Charges

The company has been adversely affected by the downturn in the global economy in recent years and has taken actions to adapt to the changing and increasingly competitive conditions including closing stores and distribution centers (“DCs”), consolidating functional activities and disposing of businesses and assets. Exit costs related to these activities recognized during the year-to-date 2011 totaled approximately $25 million. Of this amount, approximately $17 million is included in Store and warehouse operating and selling expenses and approximately $8 million is included in General and administrative expenses on the Condensed Consolidated Statement of Operations.

Exit cost accruals related to prior and current actions are as follows:

(Dollars in millions)	Balance at December 25, 2010	Charges Incurred	Cash Payments	Currency and Other Adjustments	Balance at September 24, 2011

Termination benefits	$4	$13	$(12)	$—	$5
Lease, contract, and other costs	113	22	(42)	5	98

Total	$117	$35	$(54)	$5	$103

The charges of $35 million recognized during the year-to-date 2011 include approximately $10 million of accretion, adjustments and settlements of lease obligations from facilities closed in prior years.

Note C – Stockholders’ Equity and Comprehensive Income

The following table reflects the changes in stockholders’ equity attributable to both Office Depot and our noncontrolling subsidiary interests.

(In thousands)	Attributable to Office Depot, Inc.	Attributable to noncontrolling interest	Total

Stockholders’ equity at December 25, 2010	$695,496	$479	$695,975
Comprehensive income:
Net earnings (loss)	75,344	(1)	75,343
Other comprehensive income (loss)	(7,534)	14	(7,520)

Comprehensive income	67,810	13	67,823

Capital transactions with noncontrolling interests	(983)	(279)	(1,262)
Preferred stock dividends	(27,639)	—	(27,639)
Share transactions under employee related plans	63	—	63
Amortization of long-term incentive stock grants	11,121	—	11,121

Stockholders’ equity at September 24, 2011	$745,868	$213	$746,081

Stockholders’ equity at December 26, 2009	$786,415	$2,827	$789,242
Comprehensive income:
Net earnings (loss)	54,788	(1,066)	53,722
Other comprehensive income (loss):	(32,619)	337	(32,282)

Comprehensive income (loss)	22,169	(729)	21,440
Capital contributions from noncontrolling interest	(16,066)	(4,393)	(20,459)
Preferred stock dividends	(27,898)	—	(27,898)
Share transactions under employee related plans	945	—	945
Amortization of long-term incentive stock grants	14,411	—	14,411

Stockholders’ equity at September 25, 2010	$779,976	$(2,295)	$777,681

Comprehensive income includes all non-owner changes in stockholders’ equity and consists of the following:

	Third quarter		Year-to-Date
(In thousands)	2011	2010	2011	2010

Net earnings	$100,849	$40,622	$75,343	$53,722
Other comprehensive income (loss), net of tax where applicable:
Foreign currency translation adjustments	(50,455)	51,323	(7,176)	(34,746)
Amortization of gain on cash flow hedge	(415)	(415)	(1,244)	(1,244)
Change in deferred pension	(179)	(644)	2	3,970
Change in deferred cash flow hedge	581	1,293	898	(16)
Other	—	(249)	—	(246)

Total other comprehensive income (loss), net of tax, where applicable	(50,468)	51,308	(7,520)	(32,282)

Comprehensive income (loss)	50,381	91,930	67,823	21,440
Comprehensive income (loss) attributable to the noncontrolling interest	(41)	64	13	(729)

Comprehensive income attributable to Office Depot, Inc.	$50,422	$91,866	$67,810	$22,169

Note D – Earnings Per Share

The following table represents the calculation of net earnings per common share:

	Third quarter		Year-to-Date
(In thousands, except per share amounts)	2011	2010	2011	2010

Basic Earnings Per Share
Numerator:
Net earnings available to common shareholders	$91,659	$32,044	$47,705	$26,890
Assumed distribution to participating securities	(11,892)	—	—	—

Assumed undistributed earnings available to common stock	79,767	32,044	47,705	26,890

Denominator:
Weighted-average shares outstanding	278,559	275,956	277,627	275,170

Basic earnings per share	$0.29	$0.12	$0.17	$0.10

Diluted Earnings Per Share
Numerator:
Net earnings attributable to Office Depot, Inc.	$100,872	$41,254	$75,344	$54,788

Denominator:
Weighted-average shares outstanding	278,559	275,956	277,627	275,170
Effect of dilutive securities:
Stock options and restricted stock	4,774	6,129	5,583	6,961
Redeemable preferred stock	73,703	73,703	73,703	73,667

Diluted weighted-average shares outstanding	357,036	355,788	356,913	355,798

Diluted earnings per share	$0.28	N/A	N/A	N/A

Following the company’s issuance of the redeemable preferred stock, basic earnings per share is computed after consideration of preferred stock dividends. Shares of the redeemable preferred stock have equal dividend participation rights with common stock. The company has never paid a dividend on common stock, but the participation provisions require application of the two-class method of computing earnings per share, unless that method is antidilutive. The first step in the Basic EPS calculation assumes distribution of earnings after preferred stock to all securities, based on their contractual rights. Because the redeemable preferred stock participates equally with common shares, without duplication, the calculation assumes proportional distribution to all securities. For the third quarter of 2011, Basic EPS for common shares is $0.29, all undistributed. Basic EPS for the redeemable preferred shares is also $0.29, composed of $0.13 distributed and $0.16 undistributed. The two-class method of calculating EPS is antidultive in all other periods presented.

The diluted EPS calculation under the two-class method includes two tests to determine the most dilutive. These tests, and the diluted EPS calculation which includes the dilutive impact of stock options and restricted stock under the treasury stock method and redeemable preferred stock under the if-converted method, result in diluted EPS for the third quarter of 2011 of $0.28. The diluted EPS calculation for all other periods presented was antidulitive. The share amounts have been presented for informational purposes.

The quarterly preferred stock dividends payable on April 1, 2010 through October 1, 2011 were paid in cash. Should the company pay dividends on preferred shares in-kind during future periods, the earnings per share attributable to preferred and common shareholders may be different.

Awards of options and nonvested shares representing approximately 16.0 million and 12.4 million additional shares of common stock were outstanding for the third quarter and year-to-date 2011, and 13.2 million and 13.5 million for the third quarter and year-to-date 2010, respectively, but were not included in the computation of diluted earnings per share because their effect would have been antidilutive. For purposes of calculating weighted average shares, no tax benefits have been assumed in jurisdictions with deferred tax valuation allowances.

Note E – Division Information

Office Depot operates in three segments: North American Retail Division, North American Business Solutions Division, and International Division. The following is a summary of our significant accounts and balances by segment (or “Division”), reconciled to consolidated totals.

	Sales
	Third quarter		Year-to-Date
(In thousands)	2011	2010	2011	2010

North American Retail Division	$1,232,692	$1,280,081	$3,633,384	$3,728,520
North American Business Solutions Division	820,864	841,824	2,430,431	2,492,678
International Division	783,181	777,812	2,456,023	2,449,964

Total	$2,836,737	$2,899,717	$8,519,838	$8,671,162

	Division Operating Profit
	Third quarter		Year-to-Date
(In thousands)	2011	2010	2011	2010

North American Retail Division	$41,904	$29,662	$102,363	$111,288
North American Business Solutions Division	39,145	25,073	100,370	59,328
International Division	19,460	29,670	59,862	90,171

Total	$100,509	$84,405	$262,595	$260,787

A reconciliation of the measure of Division operating profit to consolidated earnings before income taxes is as follows:

	Third quarter		Year-to-Date
(In thousands)	2011	2010	2011	2010

Total Division operating profit	$100,509	$84,405	$262,595	$260,787
Unallocated general and administrative expenses	(77,309)	(74,580)	(229,874)	(223,517)
Unallocated corporate expenses	(4,083)	(1,512)	(11,239)	(1,050)
Interest income	317	2,513	1,158	3,493
Interest expense	17,306	(6,093)	(19,512)	(40,456)
Miscellaneous income, net	5,536	11,189	19,869	21,969

Earnings before income taxes	$42,276	$15,922	$22,997	$21,226

During the first quarter of 2011, the company acquired Svanströms Gruppen (Frans Svanströms & Co AB), an entity that sells office supplies and services in Sweden. The operations and assets of this entity have been included in the International Division since acquisition. See Note L.

Our Condensed Consolidated Balance Sheet as of September 24, 2011 reflects a goodwill balance of approximately $61.6 million, and on each of December 25, 2010 and September 25, 2010, a balance of approximately $19.4 million. The gross amount of goodwill and the amount of accumulated impairment losses as of September 24, 2011 are provided in the following table:

(Dollars in thousands)	North American Retail Division	North American Business Solutions Division	International Division	Total

Balance as of December 26, 2009
Goodwill	$1,842	$367,790	$863,134	$1,232,766
Accumulated impairment losses	(1,842)	(348,359)	(863,134)	(1,213,335)

Balance as of December 25, 2010	—	19,431	—	19,431
2011 Changes:
Goodwill acquired during the year	—	—	45,805	45,805
Foreign currency exchange rate changes	—	—	(3,628)	(3,628)

Balance as of September 24, 2011	$—	$19,431	$42,177	$61,608

The company’s accounting policy is to test for goodwill impairment during the fourth quarter each year but, should events occur or circumstances change, that more likely than not would reduce a reporting unit’s fair value below its carrying value, that test would be accelerated. No substantive indicators have been identified through the end of the third quarter of 2011 that would change the timing of our annual impairment test.

Note F – Employee Benefit Plans

Pension Disclosures

The components of net periodic pension cost for our foreign pension plan are as follows:

	Third quarter		Year-to-Date
(In millions)	2011	2010	2011	2010

Service cost	$—	$—	$—	$—
Interest cost	2.5	2.7	7.4	7.8
Expected return on plan assets	(2.4)	(2.1)	(7.1)	(5.9)

Net periodic pension cost (gain)	$0.1	$0.6	$0.3	$1.9

The pension plan was part of an entity acquired in 2003. The plan was curtailed and frozen in 2008 and no future service cost will be recognized. The original Sale and Purchase Agreement (“SPA”) included a provision whereby the seller is required to pay to the company an amount of unfunded benefit obligation as measured based on certain 2008 data. The calculation was completed by the plan’s actuary, but the amount was disputed by the seller. Under the SPA, any dispute on this matter that could not be resolved between the parties would progress to arbitration, which would be a final ruling. On March 7, 2011, the arbitration tribunal issued its final decision, declaring, among other things, that the seller must pay the company approximately GBP 42.2 million ($65.3 million at September 24, 2011 exchange rates) plus interest at EURIBOR plus 50 basis points accruing from January 31, 2009 until paid. The seller is seeking annulment of the tribunal’s findings in the French courts and the company is seeking to enforce the award. The timing of resolution of this matter cannot currently be estimated.

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

Note G – Income Taxes

The effective tax rate for the third quarter and year-to-date 2011 was -139% and -228%, respectively, compared to -155% and -153% for the same periods of 2010. The rates for all periods presented reflect settlement of uncertain tax positions (“UTPs”). The 2011 rates include the reversal of $66 million of UTP accruals following closure of certain tax audits and the expiration of the statute of limitations on previously open tax years. The 2010 effective rates include tax benefits from the settlement of UTPs and filing adjustments of approximately $33 million for the third quarter and year-to-date periods. In addition, the year-to-date 2010 period included approximately $13 million of discrete benefits from the release of a valuation allowance in Europe because of improved performance in that jurisdiction.

The aggregate settlement of UTPs in the third quarter of 2010 was reduced by approximately $7 million which was offset against other tax-related accounts and had no impact on earnings. The tax settlements also resulted in a reversal of previously accrued interest expense of $32 million in 2011 and $11 million in 2010, as well as recognition of $2 million of interest income in 2010. Our accounting policy is to include accrued interest on UTPs, and any related reversals, as a component of interest expense in the condensed consolidated statement of operations. The reversal in 2011 resulted in interest expense for the third quarter of 2011 being negative.

Following the recognition of significant valuation allowances in 2009, we have regularly experienced substantial volatility in our effective tax rate for interim periods. Because deferred income tax benefits cannot be recognized in several jurisdictions, changes in the amount, mix and timing of projected pre-tax earnings in tax paying jurisdictions can have a significant impact on the annual expected tax rate (“AETR”) which, applied against year-to-date results, can result in significant volatility in the overall effective tax rate. This interim volatility is likely to continue in future periods until the valuation allowances can be released.

We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to active U.S. federal, state or local income tax examinations for years before 2009. The U.S. federal tax returns for 2009, 2010 and 2011 are under review. Significant international tax jurisdictions include the U.K., the Netherlands, France and Germany. Generally, we are subject to routine examination for years 2006 and forward in these foreign jurisdictions. It is reasonably possible that some audits will close within the next twelve months which could result in a decrease of as much as $18 million or an increase of as much as $7 million to our accrued uncertain tax positions.

As part of the ongoing 2009 audit, the U.S. Internal Revenue Service (“IRS”) has proposed a deemed royalty assessment from our foreign operations with a tax and penalty amount of approximately $30 million. The company disagrees with this assessment and, based on the technical merits of this issue, believes that no accrual is required at this time. Also, no amounts are included for this assessment in the disclosure above of reasonably possible changes within the next twelve months to our accrued uncertain tax positions. The company is working with its outside tax advisors and the IRS to resolve this dispute in a timely manner. The company may receive similar proposed assessments for subsequent fiscal years until this matter is resolved. Separately, the company has filed with the IRS for reconsideration of some or all of the 2010 denied carryback claim. We cannot estimate the outcome of this request.

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

Fair value estimates may be required to measure certain assets and liabilities on a nonrecurring basis for asset impairments and exit cost valuations.

The following table summarizes the company’s financial assets and liabilities measured at fair value on a recurring basis:

	Level 2
(In thousands)	Fair Value Measurement Category
	September 24, 2011	December 25, 2010	September 25, 2010
Assets
Commodity contracts - fuel	$725	$253	$—
Foreign exchange contracts	952	—	—
Liabilities:
Foreign exchange contracts	$38	$434	$304

The company records its senior notes payable at par value, adjusted for amortization of a fair value hedge which was cancelled in 2005. The fair value of the senior notes indicated in the following table was determined based on quoted market prices.

	September 24, 2011		December 25, 2010		September 25, 2010
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
$400 million senior notes	$399,998	$388,000	$400,067	$398,000	$400,093	$393,480

The company regularly assesses the performance of each retail store against historic patterns and projections of future profitability for evidence of possible asset impairment. For the retail business, these projections are based on management’s estimates of store-level sales, gross margins, direct expenses and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. If the anticipated cash flows of a store cannot support the carrying value of its assets, the projected cash flows are discounted to develop a Level 3 estimate of fair value. An impairment loss is recognized for the amount an individual store’s carrying value exceeds its fair value. During the third quarter of 2011 and 2010, impairment charges of $4.5 million and $2.3 million, respectively, were recognized in the North American Retail Division. An additional $0.7 million was recognized in the first quarter of 2011.

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

We also are exposed to the risk of changing fuel prices from inbound and outbound transportation arrangements. The structure of many of these transportation arrangements, however, precludes applying hedge accounting. In those circumstances, we may enter into derivative transactions to offset the risk of commodity price changes, and the value of the derivative contract is marked to market at each reporting period with changes recognized in earnings. To the extent fuel arrangements qualify for hedge accounting, gains and losses are deferred in OCI until such time as the hedged item impacts earnings. At the end of the third quarter of 2011, the company had contracts for approximately 3.1 million gallons of fuel that will be settled monthly through December 2011. Those contracts were not designated as hedging instruments.

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

Our risk management policies allow the use of specified financial instruments for hedging purposes only; speculation is not permitted.

The following tables provide information on our hedging and derivative positions and activity.

Fair value of derivative instruments

(Dollars in thousands)	Balance sheet location	September 24, 2011	December 25, 2010	September 25, 2010

Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$559	$—	$—
Foreign exchange contracts	Other current liabilities	—	317	304
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$393	$—	$—
Commodity contracts – fuel	Other current assets	725	253	—
Foreign exchange contracts	Other current liabilities	38	117	—

Total derivative assets		$1,677	$253	$—

Total derivative liabilities		$38	$434	$304

	00000000	00000000	00000000	00000000	00000000
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized in earnings	Amount of gain/(loss) recognized in earnings
(Dollars in thousands)		Third quarter		Year-to-Date
		2011	2010	2011	2010
Foreign exchange contracts	Miscellaneous income, net	$(220)	$—	$(2,728)	$—
Commodity contracts – fuel	Cost of goods sold and occupancy costs & Store and warehouse operating and selling expenses*	435	—	3,431	—

Total		$215	$—	$703	$—

Derivatives designated as cash flow hedges:	Amount of gain/(loss) recognized in OCI		Location of gain/(loss) reclassified from OCI into earnings	Amount of gain/(loss) reclassified from OCI into earnings
(Dollars in thousands)	Third Quarter 2011	Year-to- Date 2011		Third Quarter 2011	Year-to- Date 2011
Foreign exchange contracts	$581	$1,346	Cost of goods sold and occupancy costs	$95	$450

Total	$581	$1,346		$95	$450

Derivatives designated as cash flow hedges:	Amount of gain/(loss) recognized in OCI		Location of gain/(loss) reclassified from OCI into earnings	Amount of gain/(loss) reclassified from OCI into earnings
(Dollars in thousands)	Third Quarter 2010	Year-to- Date 2010		Third Quarter 2010	Year-to- Date 2010
Foreign exchange contracts	$554	$(2,317)	Cost of goods sold and occupancy costs	$(791)	$(2,246)

Total	$554	$(2,317)		$(791)	$(2,246)

*	Approximately 60% of the amounts for 2011 and 2010 are reflected in cost of goods sold and occupancy costs. The remaining 40% of the amounts are reflected in store and warehouse operating and selling expenses.

The existing hedge contracts are highly effective and the ineffective portion is considered immaterial. As of September 24, 2011, the foreign exchange contracts extend through January 2012. Losses currently deferred in OCI are expected to be recognized in earnings within the next twelve months. There were no hedging arrangements requiring collateral. However, we may be required to provide collateral on certain arrangements in the future. The fair values of our foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current exchange rates. The values are based on market-based inputs or unobservable inputs that are corroborated by market data.

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

The following tables provide summarized unaudited information from the balance sheets and statements of earnings for Office Depot de Mexico:

(In thousands)	September 24, 2011	December 25, 2010	September 25, 2010

Current assets	$302,491	$328,854	$281,221
Non-current assets	283,925	289,200	275,398
Current liabilities	197,762	202,834	163,658
Non-current liabilities	2,890	3,667	2,412

	Third quarter		Year-to-Date
(In thousands)	2011	2010	2011	2010

Sales	$308,128	$255,228	$851,937	$682,983
Gross profit	87,819	72,449	245,256	195,833
Net income	17,553	17,313	49,247	41,952

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

On April 6, 2011, a putative class action lawsuit was filed against the company and certain current and former executive officers alleging violations of the Securities Exchange Act of 1934 and seeking damages, fees, costs and equitable relief. The allegations made in this lawsuit primarily relate to the company’s previous financial disclosures and reports regarding the certain tax losses described below. The lawsuit was filed in the United States District Court for the Southern District of Florida captioned as Climo v. Office Depot, Inc, Steve Odland, Michael D. Newman and Neil R. Austrian. The Court granted a request by the Central Laborers’ Pension Fund (“CLPF”) to appoint it as lead plaintiff in the case and the CLPF filed its amended complaint on September 6, 2011. The company’s response is due in November 2011.

On June 17, 2011, a derivative lawsuit was filed against certain current and former executive officers and the company, generally alleging that the officers breached their fiduciary duties. The allegations in this lawsuit primarily relate to the company’s previous financial disclosures and reports regarding the certain tax losses described below. The derivative lawsuit was filed in the United States District Court for the Southern District of Florida captioned as Long v. Steve Odland, Michael D. Newman and Neil R. Austrian, defendants, and Office Depot, Inc., nominal defendant. A Special Litigation Committee was appointed by the company’s Board of Directors to review the allegations and the Court agreed to stay the case pending the Board’s investigation.

The allegations made in the above lawsuits primarily relate to the company’s previous financial disclosures and reports regarding certain tax losses. On March 31, 2011, Office Depot announced that the Internal Revenue Service had denied the company’s claim to carry back certain tax losses to prior tax years under economic stimulus-based tax legislation enacted in 2009. As a result, on April 6, 2011, the company restated its financial results to revise the accounting treatment regarding its original tax position. The periods covered by the restatement are the fiscal year ended December 25, 2010 and each of the quarters ended June 26, 2010 and September 25, 2010.

In addition, in the ordinary course of business, our sales to and transactions with government customers may be subject to investigations, audits and review by governmental authorities and regulatory agencies, with which we cooperate. Many of these investigations, audits and reviews are resolved without incident. While claims in these matters may at times assert large demands, we do not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect our financial position, results of our operations or cash flows. Among such matters, during the first quarter of 2011, we were notified that the United States Department of Justice (“DOJ”) commenced an investigation into certain pricing practices related to an expired agreement that was in place between January 2, 2006 and January 1, 2011, pursuant to which state, local and non-profit agencies could purchase office supplies. We are cooperating with the DOJ on this investigation.

Note L – Acquisition

On February 25, 2011, the company acquired all of the shares of Svanströms Gruppen (Frans Svanströms & Co AB), a supplier of office products and services headquartered in Stockholm, Sweden to complement the company’s existing business in that region. As part of this all-cash transaction, the company recognized approximately $46 million of goodwill, primarily attributable to anticipated synergies, $20 million of amortizing intangible assets for customer relationships and proprietary names, and $18 million of net working capital and property and equipment. The amortizing intangible assets have a weighted average life of 6.9 years. Operations have been included in the International Division results since the date of acquisition. Supplemental pro forma information as if the entities were combined at earlier periods is not provided based on materiality considerations.

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

Private Label Credit Card – On June 20, 2011, the company entered into an amended and restated merchant services agreement effective June 1, 2011 with Citibank (South Dakota) N.A., the “financial institution” that previously provided and administered the company’s private label credit card program. The agreement extends the arrangement for five years through September 30, 2016, eliminates recourse to the company for losses, obtains portfolio rights at termination, lowers the overall fees, and modifies other terms and conditions. Additionally, the previously-established funded bad debt reserve of approximately $6 million was retained by the financial institution, eliminating recourse to the company for losses on the existing portfolio. As a result of this amendment to eliminate current and future recourse to the company, a previously-established unfunded bad debt accrual of approximately $8 million has been reversed during the second quarter of 2011. The reversal is included in determination of operating profit for the North American Retail Division and North American Business Solutions Division. The $17.5 million letter of credit existing at June 25, 2011, was reduced to $12.0 million during the quarter, and is expected to be reduced further over the remaining term of the agreement. If sales under the program fall below a specified level on a rolling 12-month period over the first two years of the amended agreement, the company would be required to make a liquidating damage payment to the financial institution, though no such payment is currently anticipated.

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

RESULTS OF OPERATIONS

OVERVIEW

A summary of certain factors impacting results for the third quarter of 2011 is provided below and further discussed in the narrative that follows this overview.

•

Sales in the third quarter of 2011 decreased 2% compared to the third quarter of 2010. Excluding sales related to dispositions and deconsolidation in the fourth quarter of 2010 and an acquisition in the first quarter of 2011, constant currency sales in the third quarter of 2011 decreased 3% compared to the prior year.

•	Sales in the North American Retail Division were down 4%; comparable store sales were down 2%.
•	Sales in the North American Business Solutions Division were down 2%.
•	International Division sales increased 1% in U.S. dollars, decreased 7% in constant currencies and decreased 2%, excluding the dispositions and acquisitions.
•	Gross margin increased approximately 150 basis points in the third quarter of 2011 compared to the third quarter of 2010, with increases recognized in all Divisions.
•

Total operating expenses increased 2% for the third quarter of 2011 when compared to the third quarter of 2010. However, total operating expenses in 2011 include approximately $6 million of restructuring-related charges and other costs intended to improve efficiency and benefit operations in future periods. Total operating expenses, adjusted for charges, foreign exchange, acquisitions and dispositions, decreased by $1 million compared to the third quarter of 2010.

•

The effective tax rate for the third quarter of 2011 was negative 139% compared to negative 155% for the same period in 2010. Both periods include tax benefits from resolution of uncertain tax positions. Additionally, interest expense decreased in both quarterly periods from the reversal of accrued interest on those uncertain tax positions. The company continues to carry significant deferred tax asset valuation allowances that can cause the effective tax rate to show substantial volatility.

•

Diluted earnings per share was $0.28 for the third quarter of 2011 compared to $0.12 for the same period in 2010. Both periods included significant tax and interest benefits from the reversal of uncertain tax positions.

•	The full year 2011 is a 53 week reporting period. Accordingly, the fourth quarter 2011 will include 14 weeks.

DIVISION RESULTS

The company is currently evaluating the management and reporting of several aspects of our business. Decisions reached as a result of this analysis may change the allocation of costs across businesses which could impact the historical presentation of Division operating profit. To the extent that changes are significant, prior period results will be recast to provide for a meaningful comparison across periods.

North American Retail Division

	Third quarter		Year-to-Date
(Dollars in millions)	2011	2010	2011	2010

Sales	$1,232.7	$1,280.1	$3,633.4	$3,728.5
% change	(4)%	(1)%	(3)%	(3)%

Division operating profit	$41.9	$29.7	$102.4	$111.3
% of sales	3.4%	2.3%	2.8%	3.0%

Third quarter sales in the North American Retail Division were $1.2 billion, down 4% from the prior year. Comparable store sales in the 1,108 stores that have been open for more than one year decreased 2% for the third quarter of 2011. The decline in comparable sales of computers and related products, which began in the later part of the second quarter of 2011, continued during the third quarter and contributed significantly to the Division’s overall comparable sales decline. Positive comparable sales were reported in supplies, back-to-school essentials, technology services and copy and print offerings. Furniture sales were essentially flat. Average order value was slightly negative and customer transaction counts declined approximately 2% compared to the same period last year. The decline in total sales for the third quarter also reflects the closing of stores in Canada during the second quarter of 2011.

The North American Retail Division reported an operating profit of approximately $42 million in the third quarter of 2011, compared to approximately $30 million in the same period of 2010. The increase reflects gross margin improvements from a higher sales mix of supplies and less technology products, better management of pricing and promotions, and lower property costs. These benefits were partially offset by the negative flow through effect of lower sales, as well as higher expenses incurred during the quarter to fund key initiatives.

Sales for the year-to-date 2011 period decreased 3% compared to the same period in 2010; comparable store sales were 1% lower. Sales of technology and peripheral items such as software, personal computer accessories and storage devices have been lower than the prior year each quarter of 2011. Furniture sales increased for the nine month period of 2011 while sales in the supplies category were lower, but trending sequentially positive. Sales in our Copy and Print Depot increased in all quarters of 2011 compared to the prior year. Approximately $12 million of charges related to the closure of the 10 remaining stores in Canada during the second quarter of 2011 were included in our measure of Division operating profit. The charges primarily relate to accrued lease costs as well as severance and closure costs. The improvement in operating profit after considering these charges reflects increased gross margins from lower property costs, lower promotional activity and the shift in product sales mix. Additionally, the year-to-date 2011 period includes benefits from reducing recourse provisions and changing the terms and conditions in the Office Depot private label credit card program during the second quarter, partially offset by the flow through effect of lower sales and expenses incurred to fund growth initiatives.

At the end of the third quarter of 2011, the North American Retail Division operated 1,132 stores. We opened three stores and closed two stores during the quarter.

North American Business Solutions Division

	Third quarter		Year-to-Date
(Dollars in millions)	2011	2010	2011	2010

Sales	$820.9	$841.8	$2,430.4	$2,492.7
% change	(2)%	(4)%	(2)%	(6)%

Division operating profit	$39.1	$25.1	$100.4	$59.3
% of sales	4.8%	3.0%	4.1%	2.4%

Third quarter sales in the North American Business Solutions Division were $821 million, a 2% decrease compared to the third quarter of 2010. Average order value was flat and transaction counts were lower. Third quarter 2011 sales in the direct channel were flat, compared to the same period in 2010, while sales in the contract channel declined 3%, consistent with the declines experienced earlier in the year from customers not retained during the January 2011 transition to our new public sector purchasing consortiums. Contract channel sales to large accounts and the Federal government increased, and sales to small-to medium-sized businesses decreased slightly. Sales of supplies, including paper and ink and toner were lower, partially offset by increases in sales in the cleaning and break room categories.

The North American Business Solutions Division reported operating profit of approximately $39 million in the third quarter of 2011, compared to $25 million in the same period of the prior year. This increase reflects higher gross margins, operational improvements and expense management. Initiatives put in place in prior quarters to improve the Division’s overall cost structure contributed to lower distribution, advertising and payroll expenses. The Division is transitioning to an internal telephone account management process that is anticipated to provide more effective selling at lower costs in future periods.

Sales for the year-to-date 2011 period decreased 2% compared to the same period in 2010. Sales in the direct channel were down slightly and sales in the contract channel were down 3%, reflecting the same factors that impacted the third quarter sales comparison. Gross margins increased for the nine month period of 2011 compared to 2010 and operating expenses decreased. In addition to the operational improvements resulting in lower distribution, advertising and payroll expenses, the year-to-date period in 2011 includes approximately $10 million of benefits recognized during the second quarter that may not recur in future periods. These items include the Division’s portion of benefits from removing recourse provisions and changing the terms and conditions in the Office Depot private label credit card program and adjustments relating to customer incentive programs.

International Division

	Third quarter		Year-to-Date
(Dollars in millions)	2011	2010	2011	2010

Sales	$783.2	$777.8	$2,456.0	$2,450.0
% change	1%	(10)%	—%	(4)%
% change in constant currency	(7)%	(3)%	(6)%	(3)%

Division operating profit	$19.5	$29.7	$59.9	$90.2
% of sales	2.5%	3.8%	2.4%	3.7%

The International Division reported third quarter sales of $783 million, reflecting an increase of 1% in U.S. dollars and a decrease of 7% in constant currencies compared to the third quarter of 2010. Excluding the revenue impact from the fourth quarter 2010 dispositions and deconsolidation, as well as the first quarter 2011 acquisition, constant currency sales were 2% lower than the comparable period of the prior year. The contract channel sales in constant currency increased overall with growth in the U.K. and Germany being partially offset from weakness in sales in the public sector in other European countries. Third quarter 2011 sales in the direct channel were lower across the Division. This negative trend in direct sales will continue to be an area of focus for the company. The retail channel sales decreased, after considering sales from the Division’s business in Israel that was divested in late 2010 and the first quarter 2011 acquisition in Sweden.

The International Division reported third quarter 2011 operating profit of approximately $19 million compared to $30 million in the same period of 2010. Included in this measure of Division operating profit is approximately $4 million of charges related to restructuring and process improvement activities. The charges primarily relate to severance and accrued lease costs, as well as costs incurred to drive process improvements. The remaining decline in Division operating profit reflects the negative flow through impact of lower constant currency sales as well as the absence of earnings in 2011 from our business in Israel that was divested in the fourth quarter of 2010. Also, certain pricing issues experienced in one European region during the first half of 2011 have improved but are not fully corrected. Initiatives put in place earlier in the year to lower the Division’s cost structure are expected to continue throughout the remainder of 2011 and additional charges associated with these activities are anticipated. Benefits from initiatives to date have been reinvested in efforts to address sales declines. These and future activities are anticipated to provide benefits in future periods.

Sales for the year-to-date 2011 period were flat in U.S. dollars but declined 6% in constant currencies compared to the same period in 2010. Excluding the revenue impacts from prior year dispositions and the current year acquisition, constant currency sales were 1% lower when compared to the same period last year. Constant currency sales in the contract channel increased for the first nine months, while sales in the direct channel decreased. Retail sales, after considering the dispositions in 2010 and the acquisition in 2011, increased slightly. Division operating profit includes restructuring and process improvement charges of $15 million for the year-to-date 2011 period. The remaining decrease in Division operating profit reflects the negative flow through of constant currencies sales decrease, as well as paper and price increases in one European region that were not able to be timely passed on to customers and competitive pressures.

The change in exchange rates positively impacted operating profit in U.S. dollars by approximately $1 million and $3 million, respectively, for the third quarter and first nine months of 2011, compared to the same periods in 2010.

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

Total G&A increased from $155 million in the third quarter of 2010 to $163 million in the third quarter of 2011. A breakdown of total G&A between the portion included in Division results and the portion considered corporate expenses is provided in the following table:

	Third quarter		Year-to-Date
(In millions)	2011	2010	2011	2010

Division G&A	$86.0	$80.4	$262.7	$251.5
Corporate G&A	77.3	74.6	229.9	223.5

Total G&A	$163.3	$155.0	$492.6	$475.0

Total G&A includes restructuring and business process improvement charges of approximately $5 million and $17 million for the third quarter and year-to-date 2011 periods, respectively. No similar charges were recognized in the comparable periods of 2010. Of these amounts in 2011, approximately $2 million and $7 million for the third quarter and year-to-date periods, respectively, were included in Corporate G&A; the remainder was included in determination of Division operating profit discussed above. After considering the charges, the year-to-date difference primarily relates to variable pay amounts in the two periods.

Corporate expenses included in store and warehouse operating and selling expenses for the third quarter and year-to-date 2011 periods were approximately $4 million and $11 million, respectively, compared to approximately $2 million and $1 million in the same periods last year. The activity primarily relates to accretion, adjustments and settlements of lease obligations from facilities closed in prior years following our strategic review. The lease accretion is expected to total $3 million for the remainder of 2011, but net corporate amounts may be impacted by gains, losses and adjustments related to the closed properties and leases that cannot be reasonably estimated at this time.

Other income (expense)

Interest expense in all periods was impacted by reversal of accrued interest following settlements of uncertain tax positions. Our accounting policy is to present interest accruals and reversals on uncertain tax positions as a component of interest expense. Reversals of $32 million in the third quarter of 2011 and $11 million in the third quarter of 2010 reduced reported interest expense for the respective quarterly and year-to-date periods. Additionally, approximately $2 million of interest income was recognized in the third quarter of 2010 from one of the tax settlements.

Miscellaneous income, net for all periods presented is primarily attributable to earnings from our joint venture in Mexico, Office Depot de Mexico. Following an ownership restructuring in the fourth quarter of 2010, this caption also includes equity in earnings from our joint venture in India, though those impacts are not significant. The decrease in miscellaneous income, net for the third quarter of 2011 reflects earnings from the joint venture in Mexico of approximately $9 million in both periods, partially offset by foreign currency losses in 2011 compared to foreign currency gains in 2010 and losses in 2011 from the company’s deferred compensation plan. For the year-to-date period, joint venture earnings increased by approximately $1 million to $22 million, partially offset by losses on foreign currency and the deferred compensation plan.

Operating Initiatives – Benefits and Costs

Throughout 2011, the company has been implementing various initiatives to improve performance and control costs. These initiatives have provided benefits including approximately $40 million from pricing and promotional effectiveness, $20 million from reduced occupancy costs, $40 million in reductions in indirect procurement and business process improvements and $20 million in cost reductions. To fund these initiatives, we have incurred approximately $30 million of incremental spending, including consulting fees, and reinvested approximately $20 million for changes in selling, merchandising and marketing, and business process improvement staffing and activities. The year-to-date decline in sales have further offset the benefits from these initiatives such that the net pre-tax benefit for the first nine months of 2011 is estimated to be $10 million. During that period, the company also recognized approximately $34 million of restructuring-related charges and other costs. These items, together with other benefits realized such as reducing the recourse provisions and changing the terms and conditions to the Office Depot private label credit card are reflected in the change in operating profit for year-to-date 2011 compared to the same period in 2010. These benefits, costs, and impacts from sales declines have been included above in the presentation of Division operating profit or Corporate G&A, as appropriate. Additional benefits and costs are expected in future periods.

Income Taxes

The effective tax rate for the third quarter and year-to-date 2011 was -139% and -228%, respectively, compared to -155% and -153% for the same periods of 2010. The rates for all periods presented reflect settlement of uncertain tax positions (“UTPs”). The 2011 rates include the reversal of $66 million of UTP accruals following closure of certain tax audits and the expiration of the statute of limitations on previously open tax years. The 2010 effective rates include tax benefits from the settlement of UTPs and filing adjustments of approximately $33 million for the third quarter and year-to-date periods. In addition, the year-to-

date 2010 period included approximately $13 million of discrete benefits from the release of a valuation allowance in Europe because of improved performance in that jurisdiction.

The aggregate settlement of UTPs in the third quarter of 2010 was reduced by approximately $7 million which was offset against other tax-related accounts and had no impact on earnings. The tax settlements also resulted in a reversal of previously accrued interest expense of $32 million in 2011 and $11 million in 2010, as well as recognition of $2 million of interest income in 2010. Our accounting policy is to include accrued interest on UTPs, and any related reversals, as a component of interest expense in the condensed consolidated statement of operations. The reversal in 2011 resulted in interest expense for the third quarter of 2011 being negative.

Following the recognition of significant valuation allowances in 2009, we have regularly experienced substantial volatility in our effective tax rate for interim periods. Because deferred income tax benefits cannot be recognized in several jurisdictions, changes in the amount, mix and timing of projected pre-tax earnings in tax paying jurisdictions can have a significant impact on the annual expected tax rate (“AETR”) which, applied against year-to-date results, can result in significant volatility in the overall effective tax rate. This interim volatility is likely to continue in future periods until the valuation allowances can be released.

We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to active U.S. federal, state or local income tax examinations for years before 2009. The U.S. federal tax returns for 2009, 2010 and 2011 are under review. Significant international tax jurisdictions include the U.K., the Netherlands, France and Germany. Generally, we are subject to routine examination for years 2006 and forward in these foreign jurisdictions. It is reasonably possible that some audits will close within the next twelve months which could result in a decrease of as much as $18 million or an increase of as much as $7 million to our accrued uncertain tax positions.

As part of the ongoing 2009 audit, the U.S. Internal Revenue Service (“IRS”) has proposed a deemed royalty assessment from our foreign operations with a tax and penalty amount of approximately $30 million. The company disagrees with this assessment and, based on the technical merits of this issue, believes that no accrual is required at this time. Also, no amounts are included for this assessment in the disclosure above of reasonably possible changes within the next twelve months to our accrued uncertain tax positions. The company is working with its outside tax advisors and the IRS to resolved this dispute in a timely manner. The company may receive similar proposed assessments for subsequent fiscal years until this matter is resolved. Separately, the company has filed with the IRS for reconsideration of some or all of the 2010 denied carryback claim. We cannot estimate the outcome of this request.

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

In September 2011, the Financial Accounting Standards Board issued new guidance on testing goodwill for impairment. Entities will have an option of performing a qualitative assessment before calculating the fair value of their reporting units. If, based on the qualitative assessment, an entity concludes it is more likely than not that the fair value of the reporting unit exceeds its carrying value, quantitative testing for impairment is not necessary. The new accounting standard is applicable for goodwill impairment testing performed in years beginning after December 15, 2011 and early adoption is permitted.

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

During the second quarter of 2011, the company entered into a $1.0 billion amended and restated credit agreement (the “Amended Credit Agreement”) which reduced and extended the previous $1.25 billion agreement to May 25, 2016. The Amended Credit Agreement reduces the applicable borrowing spread, permits the company to redeem, tender or otherwise repurchase its existing 6.25% Senior Notes, subject to a $600 million minimum liquidity requirement, and modifies certain covenants. See Note M of the Notes to the Condensed Consolidated Financial Statements for additional information.

At September 24, 2011, we had approximately $453 million in cash and equivalents and another $766 million available under the Amended Credit Agreement based on the September borrowing base certificate, for a total liquidity of approximately $1.2 billion. We consider our resources adequate to satisfy our cash needs for at least the next twelve months.

At September 24, 2011, no amounts were drawn under the Amended Credit Agreement. The maximum month end amount outstanding during the third quarter of 2011 occurred in August at approximately $43 million. There were letters of credit outstanding under the Amended Credit Agreement at the end of the quarter totaling approximately $105 million. An additional $0.2 million of letters of credit were outstanding under separate agreements. Average borrowings under the Amended Credit Agreement in the third quarter of 2011 were approximately $41 million at an average interest rate of 3.59%. The maximum monthly average in the third quarter of 2011 occurred in August at approximately $58 million.

We also had short-term borrowings of $15 million at September 24, 2011 under various local currency credit facilities for our international subsidiaries that had an effective interest rate at the end of the third quarter of approximately 2.49%. Both the maximum month end amount and the maximum monthly average amount occurred in July at approximately $16 million. The majority of these short-term borrowings represent outstanding balances on uncommitted lines of credit, which do not contain financial covenants.

The company was in compliance with all applicable financial covenants at September 24, 2011. On March 30, 2011, the company obtained from the lending institutions participating in the previously-existing credit agreement a waiver of default following identification of the need to restate the financial statements in our original Annual Report on Form 10-K filed on February 22, 2011.

Dividends on the company’s redeemable preferred stock are payable quarterly, and will be paid in-kind or in cash, only to the extent that the company has funds legally available for such payment and a cash dividend is declared by the company’s board of directors. All dividends during 2011 have been paid in cash.

During the year-to-date 2011 period, cash provided by operating activities totaled $20 million, compared to cash provided by operating activities of $182 million during the same period last year. This decrease primarily reflects changes in working capital and decreased business performance. Changes in foreign currency exchange rates and opening balances related to acquisitions impact working capital and other assets and liabilities reported on the condensed consolidated balance sheets but do not impact cash flow reporting. Changes in net working capital and other components resulted in a $256 million use of cash in 2011, compared to a $70 million use of cash in the year-to-date 2010 period. This greater use of cash reflects less of a decrease in receivables, a greater decrease in accounts payable, accrued expenses and deferred credits, which is slightly offset by a larger decrease in inventory in 2011 compared to the same period last year. The decrease in receivables reflects collection in 2010 of certain tax related amounts from tax loss carry backs that were not available in 2011. This activity is partially offset by a $25 million dividend received from our joint venture in Mexico, Office Depot de Mexico, in the second quarter of 2011. No dividends were received in 2010. The decrease in inventory relates to the sell through of the back to school inventory as well as initiatives to further improve lowering our inventory to more sustainable levels through better managed safety stock and minimum presentation levels. The decrease in accounts payable, accrued expenses and deferred credits is attributable to the non-cash release of federal uncertain tax positions from prior periods and the decrease in trade and non trade accounts payable. We anticipate working capital improvements for the rest of 2011. Working capital is influenced by a number of factors including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, see Note A of the Notes to Condensed Consolidated Financial Statements.

Cash used in investing activities was $107 million in the year-to-date 2011 period, compared to a use of cash of $106 million in the same period last year. The use of cash for the 2011 period reflects capital expenditures of approximately $89 million and approximately $73 million for the first quarter 2011 acquisition of an entity in Sweden, partially offset by the release of restricted cash related to the Sweden acquisition that was held in escrow at December 25, 2010. During the year-to-date 2011 period, we received approximately $7 million of proceeds from the disposition of assets. Investing activities for the year-to-date 2010 period included capital expenditures of approximately $120 million and an $11 million payment to complete an acquisition, partially offset by approximately $25 million of proceeds from the disposition of assets.

Cash used in financing activities was approximately $97 million for the year-to-date 2011 period, compared to a use of cash of $47 million in the same period last year. During the year-to-date period 2011, we paid cash dividends on our convertible preferred stock of approximately $28 million. Additionally, approximately $9 million of dividends was accrued during the third quarter of 2011 and subsequently paid on October 3, 2011. Other outflows during the year-to-date period 2011 included net payments of approximately $59 million on short-term and long-term borrowings as well as an additional $10 million in fees related to the Amended Credit Agreement. Financing activities in the year-to-date period 2010 included $22 million for the acquisition of noncontrolling interests, payment of cash dividends on preferred stock of $19 million, net payments of approximately $3 million on short-term and long-term borrowings, as well as an additional $5 million in fees related to the amendment of our asset based credit facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risks

At September 24, 2011, there had not been a material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2010 Form 10-K/A.

Foreign Exchange Rate Risks

At September 24, 2011, there had not been a material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2010 Form 10-K/A.

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

We are committed to a strong internal control environment, and believe that these remediation actions represent significant improvements. The company anticipates that it will complete its testing of the additional internal control processes designed to remediate this material weakness in 2011; however, additional measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with management’s future evaluations of internal control over financial reporting.

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

On April 6, 2011, a putative class action lawsuit was filed against the company and certain current and former executive officers alleging violations of the Securities Exchange Act of 1934 and seeking damages, fees, costs and equitable relief. The allegations made in this lawsuit primarily relate to the company’s previous financial disclosures and reports regarding the certain tax losses described below. The lawsuit was filed in the United States District Court for the Southern District of Florida captioned as Climo v. Office Depot, Inc, Steve Odland, Michael D. Newman and Neil R. Austrian. The Court granted a request by the Central Laborers’ Pension Fund (“CLPF”) to appoint it as lead plaintiff in the case and the CLPF filed its amended complaint on September 6, 2011. The company’s response is due in November 2011.

On June 17, 2011, a derivative lawsuit was filed against certain current and former executive officers and the company, generally alleging that the officers breached their fiduciary duties. The allegations in this lawsuit primarily relate to the company’s previous financial disclosures and reports regarding the certain tax losses described below. The derivative lawsuit was filed in the United States District Court for the Southern District of Florida captioned as Long v. Steve Odland, Michael D. Newman and Neil R. Austrian, defendants, and Office Depot, Inc., nominal defendant. A Special Litigation Committee was appointed by the company’s Board of Directors to review the allegations and the Court agreed to stay the case pending the Board’s investigation.

The allegations made in the above lawsuits primarily relate to the company’s previous financial disclosures and reports regarding certain tax losses. On March 31, 2011, Office Depot announced that the Internal Revenue Service had denied the company’s claim to carry back certain tax losses to prior tax years under economic stimulus-based tax legislation enacted in 2009. As a result, on April 6, 2011, the company restated its financial results to revise the accounting treatment regarding its original tax position. The periods covered by the restatement are the fiscal year ended December 25, 2010 and each of the quarters ended June 26, 2010 and September 25, 2010.

In addition, in the ordinary course of business, our sales to and transactions with government customers may be subject to investigations, audits and review by governmental authorities and regulatory agencies, with which we cooperate. Many of these investigations, audits and reviews are resolved without incident. While claims in these matters may at times assert large demands, we do not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect our financial position, results of our operations or cash flows. Among such matters, during the first quarter of 2011, we were notified that the United States Department of Justice (“DOJ”) commenced an investigation into certain pricing practices related to an expired agreement that was in place between January 2, 2006 and January 1, 2011, pursuant to which state, local and non-profit agencies could purchase office supplies. We are cooperating with the DOJ on this investigation.

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

OFFICE DEPOT, INC. (Registrant)

Date: October 25, 2011	By: /s/ Neil R. Austrian
Neil R. Austrian
Chief Executive Officer and Chairman, Board of Directors
(Principal Executive Officer)

Date: October 25, 2011	By: /s/ Michael D. Newman
Michael D. Newman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: October 25, 2011	By: /s/ Mark E. Hutchens
Mark E. Hutchens
Senior Vice President and Controller
(Principal Accounting Officer)