Form 10-K
period 2011-12-31
OFFICE DEPOT INC
filed 2012-02-28
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 25, 2011 (based on the closing market price on the Composite Tape on June 24, 2011) was approximately $1,155,715,383 (determined by subtracting from the number of shares outstanding on that date the number of shares held by affiliates of Office Depot, Inc.).

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At February 15, 2012, there were 280,853,676 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

PART I

Item 1. Business.

Office Depot, Inc. is a global supplier of office products and services. The company was incorporated in Delaware in 1986 with the opening of our first retail store in Fort Lauderdale, Florida. In fiscal year 2011, we sold $11.5 billion of products and services to consumers and businesses of all sizes through our three business segments: North American Retail Division, North American Business Solutions Division and International Division. Sales are processed through multiple channels, consisting of office supply stores, a contract sales force, an outbound telephone account management sales force, internet sites, direct marketing catalogs and call centers, all supported by our network of supply chain facilities and delivery operations.

Additional information regarding our business segments is presented below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and, along with financial information about geographic areas, in Note O — Segment Information of Notes to Consolidated Financial Statements located elsewhere in this Annual Report on Form 10-K.

North American Retail Division

Our North American Retail Division sells a broad assortment of merchandise through our chain of office supply stores throughout the United States. We currently offer general office supplies, computer supplies, business machines and related supplies, and office furniture from national brands as well as our own brands. See the Merchandising section below for additional product information. Our stores also contain a Copy & Print DepotTM offering printing, reproduction, mailing, shipping, and other services and we maintain nationwide availability of a PC support and network installation service that provides our customers with in-home, in-office and in-store support for their technology needs.

Our retail stores are designed to provide a positive shopping experience for the customer. We strive to optimize visual presentation, product placement, shelf capacity and in-stock positions. Our goal is to maintain sufficient inventory in the stores to satisfy current and near-term customer needs, while controlling the overall working capital invested in inventory.

We generally lease our retail stores in facilities that currently average over 20,000 square feet. In recent years, however, our new, relocated, and remodeled stores have been targeted to be approximately 5,000 to 15,000 square feet, depending on the needs in the local market. At the end of 2011, we had eight locations in the smaller store formats of approximately 5,000 square feet. These stores carry approximately 4,800 to 5,000 stock keeping units, or SKUs, providing substantial product offerings to our customers, while lowering our facility and inventory costs.

At the end of 2011, our North American Retail Division operated 1,131 office supply stores throughout the U.S. The largest concentration of our retail stores is in California, Texas and Florida, but we have broad representation across North America. The count of open stores may include locations temporarily closed for remodels or other factors. Store opening and closing activity for the last three years has been as follows:

	Open at Beginning of Period	Opened	Closed	Open at End of Period	Relocated
2009	1,267	6	121	1,152	6
2010	1,152	17	22	1,147	6
2011	1,147	9	25	1,131	15

In recent years we have consolidated our supply chain network to utilize existing distribution centers (“DCs”) to meet the needs of both our retail stores and our North American Business Solutions customers. See the North American supply chain discussion below for additional information.

North American Business Solutions Division

Our North American Business Solutions Division sells nationally branded and our own brand office supplies, technology products, furniture and services by means of a dedicated sales force, through catalogs and electronically through our internet sites. We strive to ensure that our customers’ needs are satisfied through various channel offerings. Our direct business is tailored to serve small- to medium-sized customers. Our direct customers can order products from our catalogs, by phone or through our public web sites (www.officedepot.com), including our public web site devoted to technology products (www.techdepot.com).

We use catalogs and the internet to market directly to both existing and prospective customers. Large catalogs with our full listing of products are typically distributed annually and supplemented periodically with focused offerings. Prospecting catalogs with special offers designed to attract new customers also are mailed at certain intervals. In addition, specialty and promotional catalogs may be delivered more frequently to selected customers based on their past or potential future purchases. We also produce a Green Book® catalog, which features products that are recyclable, energy efficient, or otherwise have a reduced impact on the environment. We continually evaluate our catalog offerings for efficiency and effectiveness at generating incremental revenues. Products purchased through our catalogs and over the internet are fulfilled through our North American Supply Chain from DCs throughout the U.S. and occasionally through wholesalers.

Our contract business employs a dedicated sales force that services the office supply needs of predominantly medium-sized to large customers. We believe sales representatives contribute to customer loyalty by building relationships with customers and providing information, business tools and problem-solving solutions to them. We offer contract customers the convenience of shopping on dedicated web sites and in our retail locations, while honoring their contract pricing in lieu of retail pricing. We also use an inside sales organization that is staffed by Office Depot employees who support select existing and new small business customers who prefer or require a more personalized experience, primarily by telephone. This function, previously outsourced, was brought back in house at our new inside sales office in Austin, Texas in 2012. Sales to our contract customers that are fulfilled at retail locations are included in the results of our North American Retail Division. Part of our contract business is with various local, state and national governmental agencies. We also enter into agreements with consortiums of governmental and non-profit entities for non-exclusive buying arrangements.

North American Supply Chain

The company operates a network of DCs, crossdock, and combination facilities across the United States. In prior years, retail stores were largely replenished through our crossdock flow-through facilities where bulk merchandise was sorted for distribution and shipped to the requesting stores about three times per week. Based on our supply chain consolidation, we closed six crossdock facilities in 2009, three in 2010, and one during 2011. The crossdock function has been transitioned to the existing DCs within the same market. These combination facilities, which share real estate, technology, labor costs and inventory, satisfy the needs of both retail stores and delivery customers. Costs are allocated to the North American Retail Division and North American Business Solutions Division based on the relative services provided. Benefits of this consolidation include improved inventory management and greater operational efficiency, as well as improved service.

Crossdock facility activity for the last three years has been as follows:

	Open at Beginning of Period	Opened	Closed	Open at End of Period
2009	12	—	6	6
2010	6	—	3	3
2011	3	—	1	2

DC activity for the last three years has been as follows:

	Open at Beginning of Period	Opened/ Acquired	Closed/ Sold	Open at End of Period
2009	20	—	5	15
2010	15	1	3	13
2011	13	—	—	13

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

Our out-bound delivery and our inbound direct import operations are currently provided by third-party carriers.

Because sales and marketing efforts have similarities between the North American Business Solutions Division and the International Division, those topics are addressed separately after the three segment discussions, though they are integral to understanding the processes and management of these Divisions. Also, the Merchandising section below provides additional product information.

International Division

As of December 31, 2011, Office Depot sold to customers in 60 countries throughout North America, Europe, Asia and Latin America. We operate wholly-owned entities, majority-owned entities or participate in other ventures covering 41 countries and have alliances in an additional 19 countries. The Merchandising section below provides information on product offerings throughout the company. International Division operates separate regional headquarters for Europe in The Netherlands and for Asia in Hong Kong.

Our International Division sells office products and services through direct mail catalogs, contract sales forces, internet sites and retail stores, using a mix of company-owned operations, joint ventures, licensing and franchise agreements, alliances and other arrangements. We maintain DCs and call centers throughout Europe and Asia to support these operations. Currently, we have catalog offerings in 13 countries outside of North America and operate more than 40 separate public web sites in the International Division. At the end of 2011, the International Division operated, through wholly-owned or majority-owned entities, 131 retail stores in France, Hungary, South Korea and Sweden. In addition, we participate under licensing and merchandise arrangements in South Korea, Thailand, Israel, Japan and the Middle East. Following a strategic review of the business in late 2008, we closed our retail operations in Japan during 2009. During 2010, we sold the remaining operating entity in Japan as well as the operating entity in Israel and entered into Office Depot licensing agreements with the respective buyers for continued presence in those markets. During 2011, we acquired additional operations in Sweden, adding customers to both the contract and retail distribution channels.

Since 1994, we have participated in a joint venture selling office products and services in Mexico and Central and South America. In recent years, this venture, Office Depot de Mexico, has grown in size and scope and now includes 232 retail locations in Mexico, Colombia, Costa Rica, El Salvador, Guatemala, Honduras, and Panama, as well as call centers and DCs to support the delivery business in certain areas. Because we participate equally in this business with a partner, we account for the activity under the equity method and venture sales of approximately $1,139 million in 2011 are neither reflected in our revenues nor in our consolidated retail comparable store statistics. Our portion of venture results is included in Miscellaneous income, net in the Consolidated Statements of Operations.

During 2010, we entered into an amended shareholders’ agreement related to our venture in India such that control and ownership is now equally shared. Accordingly, we deconsolidated the assets and liabilities of this entity from the 2010 year end balance sheet and now account for this investment under the equity method.

Including company-owned operations, joint ventures, licensing and franchise agreements we sell office products through 546 retail stores outside the U.S.

International Division store and DC operations are summarized below (includes only wholly-owned and majority-owned entities):

	Office Supply Stores
	Open at Beginning of Period	Opened/ Acquired		Closed/ Deconsolidated		Open at End of Period
2009	162	4		29		137
2010	137	7		47	(1)	97
2011	97	43	(2)	9		131

(1)	45 of these stores relate to the deconsolidation of Office Depot Israel.

(2)	40 of these stores relate to the acquisition of an entity in Sweden.

	Distribution Centers
	Open at Beginning of Period	Opened/ Acquired	Closed/ Deconsolidated		Open at End of Period
2009	43	1	5		39
2010	39	1	14	(3)	26
2011	26	1	—		27

(3)	10 of these locations relate to the deconsolidation of Office Depot India.

Merchandising

Our merchandising strategy is to meet our customers’ needs by offering a broad selection of nationally branded office products, as well as our own brand products and services. Our selection of own brand products has increased in breadth and level of sophistication over time. We currently offer general office supplies, computer supplies, business machines and related supplies, and office furniture under various labels, including Office Depot®, Viking Office Products®, Foray®, and Ativa®.

Total company sales by product group were as follows:

	2011	2010	2009
Supplies	65.1%	65.2%	66.4%
Technology	21.9%	22.4%	22.2%
Furniture and other	13.0%	12.4%	11.4%

	100.0%	100.0%	100.0%

Note: Prior year values have been updated to conform to current year presentation.

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

We buy substantially all of our merchandise directly from manufacturers and other primary suppliers, including direct sourcing of our own brand products from domestic and offshore sources. We also enter into arrangements with vendors that can lower our unit product costs if certain volume thresholds or other criteria are met. For additional discussion regarding these arrangements, see the Critical Accounting Policies section of MD&A.

We operate separate merchandising functions in North America, Europe and Asia as well as in our joint ventures. Each group is responsible for selecting, purchasing and pricing merchandise as well as managing the product life cycle of our inventory. In recent years, we have increasingly used global offerings across all regions to further reduce our product cost while maintaining product quality.

We operate global sourcing offices in Shenzhen and Hangzhou, China, which allows us to take more direct control of our product sourcing, logistics and quality assurance. These offices consolidate our purchasing power with Asian factories and, in turn, help us to increase the scope of our own brand offerings.

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

We acquire new customers by selectively mailing specially designed catalogs and by making on-premises sales calls to prospective customers. We also make outbound sales calls using dedicated agents through our telephone account management program. We obtain the names of prospective customers in new and existing markets through the purchase of selected lists from outside marketing information services and other sources as well as through the use of a proprietary mailing list system. We also acquire customers through e-mail marketing campaigns and online affiliates. We are an official sponsor of NASCAR® and are currently designated NASCAR®’s official office products partner. No single customer in any of our segments accounts for more than 10% of our total sales.

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

Copy and Print

Our North American retail stores contain a Copy & Print DepotTM offering printing, reproduction, mailing, shipping, and other services. This includes Xerox Certified Print Specialist associates to assist with digital imaging and printing and shipping services through UPS and the U.S. Postal Service. In addition to the in-store locations, we operate nine regional print facilities, which support copy and print orders taken in our North American Retail and North American Business Solutions Divisions. We also offer copy and print services to our customers in Europe through our e-commerce business.

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

Internationally, we compete on a similar basis to North America. Outside of the U.S., we sell through contract and catalog channels in 17 countries and operate retail stores in four countries through wholly-owned or majority-owned entities. Additionally, our International Division provides office products and services in 41 countries through joint ventures, licensing and franchise agreements, cross-border transactions, alliances and other arrangements.

Employees

As of January 28, 2012, we had approximately 39,000 employees worldwide. Our workforce is largely non-union and our labor relations are generally good. In certain international locations, changes in staffing or work arrangements may need approval of local works councils or other bodies.

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

Office Depot continues to implement environmental programs in line with our stated environmental vision to “increasingly buy green, be green and sell green” – including environmental sensitivity in our packaging, operations and sales offerings. Our ‘Green’ retail store prototype design is based on our Austin, Texas store, which received a Leadership in Energy and Environmental Design (LEED) Gold Certification from the U.S. Green Building Council in December 2008. In 2010, it awarded our global headquarters in Boca Raton, Florida a LEED Gold Certification under the Operations and Maintenance rating system and we were the first office supplies retailer with a headquarters building certified under any of the LEED rating systems. Additional information on our green product offerings can be found at www.officedepot.com/buygreen.

Available Information

We maintain a web site at www.officedepot.com. We make available, free of charge, on the “Investor Relations” section of our web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). In addition, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as the company, that file electronically with the SEC. The address of that website is www.sec.gov.

Additionally, our corporate governance materials, including governance guidelines; the charters of the Audit, Compensation, Finance, and Corporate Governance and Nominating Committees; and the code of ethical behavior may also be found under the “Investor Relations” section of our web site at www.officedepot.com.

Executive Officers of the Registrant

Neil R. Austrian — 72

Mr. Austrian has been Chairman and Chief Executive Officer since May 23, 2011 and he acted as Interim Chairman and Chief Executive Officer since November 1, 2010. Mr. Austrian has served as a Director since 1998. He also served as our Interim Chair and Chief Executive Officer from October 4, 2004 until March 11, 2005. Mr. Austrian served as President and Chief Operating Officer of the National Football League from April 1991 until December 1999. He was a Managing Director of Dillon, Read & Co. Inc. from October 1987 until March 1991. Mr. Austrian served as a director of Viking Office Products from January 1988 until August 1998 when Office Depot merged with Viking Office Products. He also serves as a director of The DirecTV Group (formerly Hughes Electronics Company).

Michael Allison — Age: 54

Mr. Allison was appointed Executive Vice President, Human Resources for Office Depot in July 2011. Mr. Allison joined Office Depot in September 2006 as Vice President, Human Resources. Prior to joining Office Depot, Mr. Allison served as Executive Vice President of Human Resources for Victoria’s Secret Direct from February, 2001 to September, 2005. Prior to Victoria’s Secret, he was Senior Vice President of Human Resources for Bank One and Senior Vice President and Director of Human Resources for National City Bank.

Farla Efros — Age: 39

Ms. Efros was appointed as Executive Vice President and Chief Merchandising Officer for Office Depot in January 2012. Ms. Efros previously served as Interim Head of Merchandising for the company since July 2011. Prior to joining the company, Ms. Efros was a Senior Vice President for Retail Consulting Services at Price Waterhouse Coopers (PwC) from June 2009 to December 2011. Ms. Efros was a Partner with The Partnering Group Inc. from June 1999 to June 2009, where she consulted in the retail and consumer goods industries in key areas such as merchandising and marketing strategy, organization design, category management and assortment optimization, as well as change and transition management.

Elisa Garcia — Age: 54

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

Mark Hutchens — Age: 46

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

Michael Newman — Age: 55

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

Robert J. Moore — Age: 54

Mr. Moore was appointed Executive Vice President and Chief Marketing Officer for Office Depot in July of 2011. Mr. Moore joined the company as Interim Head of Marketing in April 2011. Prior to joining Office Depot, he ran his own marketing consulting practice from January 2009 to April 2011, and before that served as President of the U.S. Vision Care business from July 2007 to July 2008 and various senior executive positions since 2002. Mr. Moore’s experience also includes Executive Vice President of Marketing for Staples from 1999 to 2001 and Global VP Marketing and Product Design for Ray Ban Sunglass Group from 1996 to 1999.

Kevin Peters —Age: 54

Mr. Peters was appointed President, North American in July 2011. He previously served as President of the North American Retail Division since April 2010 and as Executive Vice President, Supply Chain and Information Technology since March 2009. He joined the company in 2007 as Executive Vice President, Supply Chain. Prior to joining the company, Mr. Peters spent five years in management roles at W.W. Grainger, including Senior Vice President, Supply Chain and Merchandising. Prior to W.W. Grainger, Mr. Peters spent 11 years at The Home Depot, serving as Vice President and General Manager, Home Depot Commercial Direct and Vice President Supply Chain and Merchandising.

Steven Schmidt —Age: 57

Mr. Schmidt was appointed President, International in November 2011 after serving as Executive Vice President, Corporate Strategy and New Business Development since July 2011 and as President, North American Business Solutions since July 2007. Prior to joining Office Depot, Mr. Schmidt spent 11 years with the ACNielsen Corporation, most recently serving as President and Chief Executive Officer. Prior to joining ACNielsen, Mr. Schmidt spent eight years at the Pillsbury Food Company, serving as President of its Canadian and Southeast Asian operations. He has also held management positions at PepsiCo and Procter & Gamble.

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

Declines in business and consumer spending could adversely affect our business and financial performance — Our operating results and performance depend significantly on worldwide economic conditions and their impact on business and consumer spending. The decline in business and consumer spending resulting from the global recession and the deterioration of global credit markets has caused our comparable store sales to continue to decline from prior periods and we have experienced similar declines in most of our other domestic and international businesses. Our business and financial performance may continue to be adversely affected by current and future economic conditions and the level of consumer debt and interest rates, which may cause a continued or further decline in business and consumer spending.

Our business is highly competitive and failure to adequately differentiate ourselves or respond to shifting consumer demands could adversely impact our financial performance — The office products market is highly competitive and we compete locally, domestically and internationally with a variety of retailers, distributors and internet operators such as office supply stores, mass merchant retailers, warehouse clubs, computer and electronics stores, local merchants and contract stationers. Many competitors have also increased their presence by broadening their assortments or broadening from retail into the delivery and e-commerce channels, while others have substantially greater financial resources to devote to sourcing, marketing and selling their products. Product pricing is also becoming ever more competitive, particularly among competitors on the internet. In order to achieve and maintain expected profitability levels, we must continue to grow by adding new customers and taking market share from competitors. In addition, consumers are utilizing more technology and purchasing less paper, file storage and similar products. If we are unable to provide technology solutions and services or if we are unable to effectively compete, our sales and financial performance will be negatively impacted.

We do a significant amount of business with government entities and loss of this business could negatively impact our results — One of our largest U.S. customer groups consists of various state and local governments, federal, state and local government agencies and non-profit organizations. Contracting with these groups is highly competitive, subject to federal and state procurement laws, requires more restrictive contract terms and can be expensive and time-consuming. Bidding such contracts often requires that we incur significant upfront time and expense without any assurance that we will win a contract. Our ability to compete successfully for and retain business with the federal and various state and local governments is highly dependent on cost-effective performance and is also sensitive to changes in national and international priorities and U.S., state and local government budgets, which in the current economy continue to decrease. We service a substantial amount of government agency business through agreements with consortiums of governmental and non-profit entities. If we are unsuccessful in retaining these customers, or if there is a significant reduction in sales under our large government contracts or if we lose these contracts, it could adversely impact our financial results.

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

The tightening of the credit markets or a downgrade in our credit ratings could make it more difficult for us to access funds, refinance indebtedness, obtain new funding or issue securities — Historically, we have generated positive cash flow from operating activities and have had access to broad financial markets that provide the liquidity we need to operate our business. Together, these sources have been used to fund operating and working capital needs, as well as invest in business expansion through new store openings, capital improvements and acquisitions. Due to the downturn in the global economy our operating results have declined. Further deterioration in our financial results could negatively impact our credit ratings, our liquidity and our access to the capital markets. Certain of our existing indebtedness matures in 2013 and there can be no assurance that we will be able to refinance all or a portion of that indebtedness. If we are able to refinance all or a portion of that indebtedness, the terms of such refinancing will likely be less favorable than the terms of our existing indebtedness.

A default under our credit facility could significantly restrict our access to funding and adversely impact our operations — Our asset based credit facility contains a fixed charge coverage ratio covenant that is operative only when borrowing availability is below $125 million or prior to a restricted transaction, such as incurring additional indebtedness, acquisitions, dispositions, dividends, or share repurchases. The agreement also contains representations, warranties, affirmative and negative covenants, and default provisions. A breach of any of these covenants could result in a default under our credit agreement. Upon the occurrence of an event of default under our credit agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders were to accelerate the repayment of borrowings, we may not have sufficient assets to repay our asset based credit facility and our other indebtedness. Also, should there be an event of default, or a need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. Acceleration of any obligation under any of our material debt agreements or instruments would permit the holders of our other material debt to accelerate their obligations.

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

Disruption of global sourcing activities or our own brand quality concerns could negatively impact brand reputation and earnings — In recent years, we have substantially increased the number and types of products that we sell under our own brands including Office Depot® and other proprietary brands. Sources of supply may prove to be unreliable, or the quality of the globally sourced products may vary from our expectations. Economic and civil unrest in areas of the world where we source such products, as well as import and export, shipping and dockage issues, could adversely impact the availability or cost of such products, or both. Moreover, as we seek indemnities from the manufacturers of these products, the uncertainty of realization of any such indemnity and the lack of understanding of U.S. product liability laws in certain parts of Asia make it more likely that we may have to respond to claims or complaints from our customers. Most of our goods imported to the U.S. arrive from Asia through ports located on the U.S. west coast and we are therefore subject to potential disruption due to labor unrest, security issues or natural disasters affecting any or all of these ports.

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

We are subject to legal proceedings and legal compliance risks — We are involved in various legal proceedings, which from time to time may involve class action lawsuits, federal, state and local governmental inquiries, audits and investigations, employment, tort, consumer litigation and intellectual property litigation. At times, such matters may involve directors and/or executive officers. Certain of these legal proceedings, including government investigations, may be a significant distraction to management and could expose our company to significant liability, including damages, fines, penalties, attorneys’ fees and costs, and non-monetary sanctions, including suspensions and debarments from doing business with certain government agencies, any of which could have a material adverse effect on our business and results of operations.

Failure to successfully manage domestic and international business could have an adverse effect on our operations and financial results — Circumstances outside of our control could negatively impact anticipated store openings, joint ventures and franchise arrangements. We cannot provide assurance that our new store openings, including some newly sized or formatted stores or retail concepts, will be successful. There may be unintended consequences of adding joint venture and franchising partners to the Office Depot model, such as the potential for compromised operational control in certain countries and inconsistent international brand image. These arrangements may also add complexity to our processes and may require as yet unforeseen operational adjustments in the future that could adversely impact our operations and financial results.

We face risks associated with international business, such as foreign currency fluctuations, potential unfavorable foreign trade policies or unstable political and economic conditions — As of December 31, 2011, we sold to customers in 60 countries throughout North America, Europe, Asia and Latin America. We operate wholly-owned entities, majority-owned entities and participate in joint ventures and alliances globally. Sales from our operations outside the U.S. are denominated in local currency, which must be translated into U.S. dollars for reporting purposes and therefore our consolidated earnings can be significantly impacted by fluctuations in world currency markets. We are required to comply with multiple foreign laws and regulations that may differ substantially from country to country, requiring significant management attention and cost. In addition, the business cultures in certain areas of the world are different than those that prevail in the U.S., and we may be at a competitive disadvantage against other companies that do not have to comply with standards of financial controls, anti-corruption or business integrity that we are committed to maintaining as a U.S. publicly traded company.

Changes in the regulatory environment may increase our expenses and may negatively impact our business — We are subject to regulatory requirements relating to our corporate conduct and the conduct of our business, including securities laws, consumer protection and safety laws, advertising regulations, and wage and hour regulations. Certain jurisdictions have taken a particularly aggressive stance with respect to such matters and have implemented new initiatives and reforms, including more stringent disclosure and compliance requirements. To the extent that we are subject to more challenging regulatory environments and enhanced legal and regulatory requirements, such exposure could have a material adverse effect on our business, including the added cost of increased compliance measures that we may determine to be necessary.

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

Disruptions of our computer systems could adversely affect our operations — We rely heavily on computer systems to process transactions, manage our inventory and supply-chain and to summarize and analyze our global business. Certain systems are at, or near the end of life, and need to be replaced. If our systems are damaged or fail to function properly, or, if we do not replace or upgrade certain systems, we may incur substantial costs to repair or replace them and may experience an interruption of our normal business activities or loss of critical data. We are undertaking certain system enhancements and conversions to increase productivity and efficiency, that, if not done properly, could divert the attention of our workforce during development and implementation and constrain for some time our ability to provide the level of service our customers demand. Also, once implemented, the new systems and technology may not provide the intended efficiencies or anticipated benefits and could add costs and complications to our ongoing operations.

We may be subject to breaches of our information technology systems, which could adversely affect our reputation, business partner and customer relationships and access to online stores. Such breaches could subject us to reputational and financial consequences, disrupt our operations and expose us to litigation — Through our sales and marketing activities, we collect and store certain personal information that our customers provide to purchase products or services, enroll in promotional programs, register on our web site, or otherwise communicate and interact with us. This may include names, addresses, phone numbers, email addresses, contact preferences, and payment account information. We also gather and retain information about our employees in the normal course of business. We may share information about such persons with vendors that assist with certain aspects of our business. In addition, our online operations at www.officedepot.com depend upon the secure transmission of confidential information over public networks, such as information permitting cashless payments.

We have instituted safeguards for the protection of such information. These security measures may be compromised as a result of third party security breaches, employee error, malfeasance, faulty password management, or other irregularity, and result in persons obtaining unauthorized access to company data or accounts. Despite instituted safeguards for the protection of such information, we cannot be certain that all of our systems are entirely free from vulnerability to attack. We may experience a breach of our systems and may be unable to protect sensitive data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personal information, our reputation and brand could be materially damaged and use of our products could decrease. The company would also be exposed to a risk of loss or litigation and possible liability, which could result in a material adverse effect on our business, results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth our stores by location as of December 31, 2011.

STORES

State/Country	#	State/Country	#
UNITED STATES:
Alabama	21	New Jersey	11
Alaska	2	New Mexico	7
Arizona	4	New York	9
Arkansas	12	North Carolina	39
California	145	North Dakota	2
Colorado	41	Ohio	13
Connecticut	4	Oklahoma	17
Delaware	2	Oregon	19
District of Columbia	1	Pennsylvania	12
Florida	146	Puerto Rico	6
Georgia	49	South Carolina	21
Hawaii	4	South Dakota	1
Idaho	6	Tennessee	27
Illinois	45	Texas	156
Indiana	22	Utah	9
Iowa	3	Virginia	24
Kansas	7	Washington	37
Kentucky	21	West Virginia	2
Louisiana	38	Wisconsin	14
Maryland	26	Wyoming	3

Massachusetts	1	TOTAL UNITED STATES	1,131
Michigan	21
Minnesota	8	INTERNATIONAL
Mississippi	19	FRANCE	53
Missouri	25	HUNGARY	9
Montana	4	SOUTH KOREA	16
Nebraska	6	SWEDEN	53

Nevada	19	TOTAL INTERNATIONAL	131

As of December 31, 2011, we had 15 North American supply chain facilities in 12 U.S. states which support our North American Retail and North American Business Solutions Divisions. As of December 31, 2011, we also had 27 DCs in 13 countries outside of the United States, which support our International Division. The following tables set forth the locations of our supply chain facilities as of December 31, 2011.

DCs (North America)

State	#	State	#
UNITED STATES:
Arizona	1	Pennsylvania	1
Florida	1	Minnesota	1
California	2	Ohio	1
Colorado	1	Texas	2
Georgia	1	Washington	1

Illinois	1	TOTAL UNITED STATES	13

Crossdock Facilities (North America)

State	#	State	#
UNITED STATES:
Florida	1	Mississippi	1

		TOTAL UNITED STATES	2

International DCs

Country	#	Country	#
Belgium	1	South Korea	1
China	6	Spain	1
Czech Republic	1	Sweden	3
France	5	Switzerland	1
Germany	2	The Netherlands	1
Ireland	1	United Kingdom	3

Italy	1	TOTAL INTERNATIONAL	27

Our corporate offices in Boca Raton, Florida consist of approximately 625,000 square feet of office space. We also lease a corporate office in Venlo, the Netherlands which is approximately 210,000 square feet and we lease other administrative offices. Each of our facilities is considered to be in good condition, adequate for its purpose and suitably utilized according to the individual nature and requirements of the relevant operations.

Although we own a small number of our retail store locations, most of our facilities are leased or subleased.

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

On April 6, 2011, a putative class action lawsuit was filed against the company and certain current and former executive officers alleging violations of the Securities Exchange Act of 1934 and seeking damages, fees, costs and equitable relief. The allegations made in this lawsuit primarily relate to the company’s previous financial disclosures and reports regarding the certain tax losses described below. The lawsuit was filed in the United States District Court for the Southern District of Florida captioned as Climo v. Office Depot, Inc, Steve Odland, Michael D. Newman and Neil R. Austrian. The Court granted a request by the Central Laborers’ Pension Fund (“CLPF”) to appoint it as lead plaintiff in the case and the CLPF filed its amended complaint on September 6, 2011. The company filed a motion to dismiss the Complaint November 7, 2011, plaintiff’s opposition to the motion to dismiss was filed on January 7, 2012, and the company’s reply was filed on February 7, 2012. Pursuant to Court Order, all discovery is stayed pending a decision on the motion to dismiss.

On June 17, 2011, a derivative lawsuit was filed against certain current and former executive officers and the company, generally alleging that the officers breached their fiduciary duties. The allegations in this lawsuit primarily relate to the company’s previous financial disclosures and reports regarding the certain tax losses described below. The derivative lawsuit was filed in the United States District Court for the Southern District of Florida captioned as Long v. Steve Odland, Michael D. Newman and Neil R. Austrian, defendants, and Office Depot, Inc., nominal defendant. The Special Litigation Committee (“SLC”), which was appointed by the company’s Board of Directors to review the allegations, issued its report on January 9, 2012. As set forth in the report, the SLC determined that the claims alleged in the Complaint should be dismissed. Accordingly, the company intends to file a motion to dismiss the Complaint at the appropriate time.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ODP.” As of the close of business on January 28, 2012, there were 6,917 holders of record of our common stock. The last reported sale price of the common stock on the NYSE on January 28, 2012 was $2.94

The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as quoted on the NYSE Composite Tape. These prices do not include retail mark-ups, markdowns or commission.

	High	Low
2011
First Quarter	$6.100	$4.770
Second Quarter	4.740	3.330
Third Quarter	4.420	2.050
Fourth Quarter	2.580	1.800
2010
First Quarter	$8.300	$5.190
Second Quarter	9.190	4.490
Third Quarter	5.010	3.360
Fourth Quarter	5.530	4.250

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

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial data at and for each of the five fiscal years in the period ended December 31, 2011. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in Item 8 of this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this report.

(In thousands, except per share amounts and statistical data)	2011(1)	2010	2009	2008	2007
Statements of Operations Data:
Sales	$11,489,533	$11,633,094	$12,144,467	$14,495,544	$15,527,537
Net earnings (loss) (2) (3)(4)(5)	$95,691	$(46,205)	$(598,724)	$(1,481,003)	$394,704
Net earnings (loss) attributable to Office Depot, Inc (2) (3)(4)(5)	$95,694	$(44,623)	$(596,465)	$(1,478,938)	$395,615
Net earnings (loss) available to common shareholders (2) (3)(4)(5)	$59,989	$(81,736)	$(626,971)	$(1,478,938)	$395,615

Net earnings (loss) per share:
Basic	$0.22	$(0.30)	$(2.30)	$(5.42)	$1.45
Diluted	$0.22	(0.30)	(2.30)	(5.42)	1.43

Statistical Data:
Facilities open at end of period:
United States:
Office supply stores	1,131	1,147	1,152	1,267	1,222
Distribution centers	13	13	15	20	21
Crossdock facilities	2	3	6	12	12
International(6):
Office supply stores	131	97	137	162	148
Distribution centers	27	26	39	43	33
Call centers	22	25	29	27	31

Total square footage — North American Retail Division	26,556,126	27,559,184	28,109,844	30,672,862	29,790,082

Percentage of sales by segment:
North American Retail Division	42.4%	42.7%	42.1%	42.2%	43.9%
North American Business Solutions Division	28.4%	28.3%	28.7%	28.6%	29.1%
International Division	29.2%	29.0%	29.2%	29.2%	27.0%

Balance Sheet Data:
Total assets	$4,250,984	$4,569,437	$4,890,346	$5,268,226	$7,256,540
Long-term debt, excluding current maturities	648,313	659,820	662,740	688,788	607,462
Redeemable preferred stock, net	363,636	355,979	355,308	—	—

(1)	Includes 53 weeks in accordance with our 52 — 53 week reporting convention.

(2)

Fiscal year 2011 Net earnings (loss), Net earnings attributable to Office Depot, Inc., and Net earnings available to common shareholders includes approximately $58 million of charges relating to facility closure and process improvement activity. Additionally, approximately $123 million of tax and interest benefits were recognized associated with settlements and removal of contingencies and valuation allowances. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

(3)

Fiscal year 2010 Net earnings (loss), Net loss attributable to Office Depot, Inc., and Net loss available to common shareholders include charges of approximately $87 million, including approximately $51 million for the write-off of Construction in Progress related to developed software. Additionally, tax benefits and interest reversals of approximately $41 million were recognized from settlements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

(4)

Fiscal year 2009 Net earnings (loss), Net loss attributable to Office Depot, Inc., and Net loss available to common shareholders include charges of approximately $253 million relating to facility closures and other items and approximately $322 million to establish valuation allowances on certain deferred tax assets. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

OVERVIEW

Our business is comprised of three segments. The North American Retail Division includes our retail stores in the U.S. which offer office supplies and services, computers and business machines and related supplies, and office furniture. Most stores also have a copy and print center offering printing, reproduction, mailing and shipping. The North American Business Solutions Division sells office supply products and services in the U.S. and Canada directly to businesses through catalogs, internet web sites and a dedicated sales force. Our International Division sells office products and services through catalogs, internet web sites, a dedicated sales force and retail stores in Europe and Asia.

Our fiscal year results are based on a 52- or 53-week retail calendar ending on the last Saturday in December. Fiscal year 2011 is based on 53 weeks, with a 14-week fourth quarter. Fiscal years 2010 and 2009 include 52 weeks. Our comparable store sales relate to stores that have been open for at least one year. A summary of factors important to understanding our results for 2011 is provided below. The comparisons to prior years are discussed in the narrative that follows this overview.

•	Total company sales were $11.5 billion in 2011, down 1% compared to 2010. Total company sales decreased 4% in 2010 compared to 2009.

•

Sales for 2011 declined 2% in the North American Retail Division and 1% in the North American Business Solutions Division. Comparable store sales in the North American Retail Division decreased 2%. International Division sales decreased 1% in U.S. dollars and 5% in constant currencies.

•

Gross margin for 2011 improved approximately 100 basis points compared to 2010, following an approximately 90 basis point increase from 2009. The increase in 2011 primarily reflects improvement from reduced promotional activity, lower property costs and changes in the mix of sales channels and products sold.

•

We recognized charges of approximately $58 million in 2011, primarily related to restructuring-related activity in the International Division, store closures in the North American Retail Division and process improvement actions at the corporate level. Charges recognized in 2010 and 2009 totaled approximately $87 million and $253 million, respectively.

•

Tax and related interest benefits of approximately $123 million were recognized in 2011 from the reversal of uncertain tax position accruals and the release of valuation allowances in certain jurisdictions based on positive earnings. Tax settlements and related interest reversal were also recognized in 2010. The company continues to operate in the U.S. with full valuation allowances on deferred tax assets, contributing to significant effective tax rate volatility within the year and across years.

•	At the end of 2011, we had $571 million in cash and approximately $734 million available on our asset based credit facility. Cash flow from operating activities was $200 million for 2011.

OPERATING RESULTS

Discussion of other income and expense items, including material Charges and changes in interest and taxes follows our review of segment results.

NORTH AMERICAN RETAIL DIVISION

(Dollars in millions)	2011	2010	2009
Sales	$4,870.2	$4,962.8	$5,113.6
% change	(2)%	(3)%	(16)%

Division operating profit	$134.8	$127.5	$105.5
% of sales	2.8%	2.6%	2.1%

Sales in our North American Retail Division decreased 2% in 2011, 3% in 2010 and 16% in 2009. The decline in sales reflects the closing of 12 stores in Canada during 2011 and, in 2009, the closing of 120 underperforming stores as part of a strategic business review. Comparable store sales in 2011 from the 1,107 stores that were open for more than one year decreased 2%, with the fourth quarter down 5% compared to the prior year. Comparable store sales in 2010 from the 1,124 stores that were open for more than one year decreased 1%. The 53rd week in 2011 added approximately $78 million to the Division’s full year reported sales. Transaction counts were lower in both 2011 and 2010, consistent with the comparable store sales declines. Sales in technology services, Copy and Print Depot, seating and office materials increased in 2011 compared to 2010, while sales of technology products, technology peripheral items and some office supplies declined. Sales in furniture, technology, technology services and Copy and Print Depot increased in 2010 compared to 2009; sales of supplies declined. Our decision to reduce promotions in select categories contributed to lower sales in both 2011 and 2010.

The North American Retail Division reported operating profit of approximately $135 million in 2011, $128 million in 2010 and $106 million in 2009. Division operating profit in 2011 included approximately $12 million of charges associated with the closure of stores in Canada. Charges for store closures in 2009 were managed at the corporate level and not reflected in the determination of Division operating profit. Gross margins increased in 2011 from a change in the mix of sales away from technology products and lower promotional activity, as well as continuing benefits from lower occupancy costs. Gross margins in 2010 also benefited from lower promotional activity and lower product cost driven by line reviews and increased sales of direct import products. Operating profit in 2011 included severance and other costs associated with the store closures in Canada, higher variable based pay and incremental costs incurred to drive increased customer focused selling activities. These factors were offset by a positive contribution from the 53rd week in 2011, decreased advertising expenses and other favorable items including benefits recognized from changes to our private label credit card program. Advertising expense increased in 2010 compared to 2009 and was partially offset by lower variable based pay. Division operating profit in all periods was negatively affected by the unfavorable impact our sales volume decline had on gross margin and operating expenses (the “flow through” impact).

At the end of 2011, we operated 1,131 retail stores in the U.S. We opened 9 new stores during 2011 and 17 stores during 2010. We closed 25 stores in North America during 2011, including the 12 stores in Canada, and 22 during 2010. We will continue to evaluate locations as leases become due and will close or relocate stores when appropriate.

NORTH AMERICAN BUSINESS SOLUTIONS DIVISION

(Dollars in millions)	2011	2010	2009
Sales	$3,262.0	$3,290.4	$3,483.7
% change	(1)%	(6)%	(16)%

Division operating profit	$145.1	$96.5	$98.2
% of sales	4.4%	2.9%	2.8%

Sales in our North American Business Solutions Division decreased 1% in 2011, 6% in 2010 and 16% in 2009. The 53rd week added approximately $34 million of sales to the Division in 2011. Sales in the direct channel increased in 2011 and decreased in 2010. Sales in the contract channel were lower in both years. For the Division in total, both the number of customer transactions and the average order value per transaction were lower in 2011 and 2010, in part reflecting reductions in promotional activity. During 2011, through alternative non-exclusive purchasing arrangements, the Division retained approximately 87% of the revenue from customers formerly associated with a legacy public sector purchasing cooperative. This retention rate is inclusive of declines due to public sector spending and budget constraints, which impacted these customers as well as our other public sector customers. Sales in the contract channel, other than to customers buying under these purchasing arrangements, were positive for 2011. Sales to small-to medium-sized businesses and sales to large national accounts increased during 2011. On a product category basis in 2011, sales of cleaning and break room products and certain office supplies increased while ink and toner, furniture, paper and other office supply categories decreased. In 2010, the Division experienced weakness in durables such as furniture, technology and peripherals, as customers delayed their purchases of these products in favor of consumables like paper, ink and toner.

Division operating profit totaled $145 million in 2011, $97 million in 2010, and $98 million in 2009. The 2011 increase in Division operating profit reflects gross margin benefits from reduced promotions, the impact of a change in the mix of product sales to the direct channel, lower operating expenses, a change of mix of customers in the contract channel, and positive impacts from our margin improvement initiatives. Lower selling, distribution and advertising expenses were incurred in 2011 compared to 2010. Many of these operating expense reductions reflect initiatives put in place in prior periods to improve efficiency and productivity. Also, fiscal year 2011 included benefits discrete to the period from removing recourse provisions and changing terms and conditions in the Office Depot private label credit card program and adjustments relating to customer incentives. Variable based pay linked to performance was higher in 2011. The impact of the 53rd week was relatively neutral to the Division’s overall operating profit for 2011. The 2010 decrease in operating profit was partially offset by higher gross margins from a shift in the mix of customers, some pricing improvements and product mix. Increased advertising expenses during 2010 were offset by initiatives to reduce the Division’s cost structure and lower variable pay for the period. The flow through impact of lower sales adversely affected all periods, with the greatest impact in 2009.

INTERNATIONAL DIVISION

(Dollars in millions)	2011	2010	2009
Sales	$3,357.4	$3,379.8	$3,547.2
% change	(1)%	(5)%	(16)%
% change in constant currency sales	(5)%	(2)%	(9)%

Division operating profit	$92.9	$110.8	$119.6
% of sales	2.8%	3.3%	3.4%

Sales in our International Division in U.S. dollars decreased 1% in 2011, 5% in 2010 and 16% in 2009. Constant currency sales decreased 5% in 2011, 2% in 2010 and 9% in 2009. Excluding the revenue impact from the fourth quarter 2010 dispositions of businesses in Israel and Japan and the deconsolidation of business in India, as well as the first quarter 2011 acquisition of a business in Sweden (the “Portfolio Changes”), constant currency sales were 1% lower in 2011 compared to 2010. The 53rd week added approximately $28 million to total Division sales. Contract channel sales in constant currencies increased 3% in 2011 and 1% in 2010. The 2011 increase reflects growth in field sales as a result of staff added in the last two years, as well as the 2011 acquisition. Constant currency sales in the direct business declined 6% in 2011, after considering the Portfolio Changes, and declined 5% in 2010.

Division operating profit totaled approximately $93 million in 2011, $111 million in 2010, and $120 million in 2009. Included in Division operating profit for 2011 and 2010 were charges of approximately $31 million and $23 million, respectively. The 2011 charges primarily relate to severance and other costs associated with facility closures and streamlining processes. The 2010 charges resulted from the sale of operating subsidiaries in Israel and Japan, as well as facility closure and severance costs associated with consolidation arrangements in Europe.

The 2010 subsidiary sales reflect the company’s decision to change its investment model in those countries from direct operations to continued cash flow from product sales and other arrangements. The company anticipates recognizing additional charges in 2012 as operational consolidation continues and the related accounting recognition criteria are met.

The decreases in Division operating profit in 2011, 2010 and 2009 were impacted by the flow through impact of lower sales levels. Gross profit as a percent of sales increased in 2011, but decreased after considering the Portfolio Changes. This decrease reflects a change in the mix of direct and contract sales, product costs not passed along to customers, and a negative impact of the 53rd week, partially offset by lower occupancy costs. Operating expenses decreased across the Division, reflecting benefits from restructuring activities initiated in prior periods. The operating profit comparison of 2010 to 2009 also reflects higher vendor rebates in 2009 and higher product costs in 2010 that were not passed on to customers, partially offset by lower variable based pay. For 2009, the negative flow through impact was partially offset by lower operating expenses, including a decrease in distribution costs as well as lower payroll and advertising expenses.

For U.S. reporting, the International Division’s sales are translated into U.S. dollars at average exchange rates experienced during the year. The Division’s reported sales were positively impacted by approximately $147 million in 2011, negatively impacted by $80 million in 2010 and positively impacted by $305 million in 2009 from changes in foreign currency exchange rates. Division operating profit was positively impacted by $4 million in 2011, negatively impacted by $3 million in 2010 and negatively impacted by $6 million in 2009 from changes in foreign exchange rates. Internally, we analyze our international operations in terms of local currency performance to allow focus on operating trends and results.

CORPORATE AND OTHER

Asset Impairments, Exit Costs and Other Charges

In recent years, the company has taken actions to adapt to changing and increasingly competitive conditions experienced in the markets in which we serve. These actions include closing stores and distribution centers (“DCs”), consolidating functional activities, disposing of businesses and assets, and taking actions to improve process efficiencies. Significant charges and impairments have been recognized associated with these activities. The charges and impairments recognized in 2009 related to a strategic review and were managed at the corporate level (“Charges”) and not considered in determining Division operating profit. The charges and impairments recognized in 2011 and 2010 associated with facility closures, consolidating functions and process improvements were either included in the determination of Division operating profit or as corporate costs, depending on the underlying activity. Store-level impairments and store closure costs, unrelated to the actions discussed above, are included in determination of Division operating profit and are not included in the tables below.

The amount of charges and impairments discussed above recognized throughout the company by year and the line item presentation in our accompanying Consolidated Statements of Operations is as follows.

(Dollars in millions)	2011	2010	2009
Cost of goods sold and occupancy costs	$2	$—	$13
Store and warehouse operating and selling expenses	25	14	188
Other asset impairments	—	51	26
General and administrative expenses	31	22	26

Total	$58	$87	$253

The 2011 charges and impairments relate to the consolidation and elimination of functions in Europe, the closure of stores in Canada and company-wide process improvement initiatives. The charges and impairments recognized in 2010 include $51 million for the abandonment of a software application, $23 million for losses on the disposal of operating entities in Israel and Japan and other costs, as well as $13 million of compensation-related costs following the departure of our former CEO. The $253 million of Charges recognized in 2009 followed a strategic review that led to closures of DCs in North America and Europe, closures of stores in North America and Japan, losses on sale-leaseback transactions that were initiated to enhance our liquidity position, as well as headcount reductions and other restructuring activities. As noted above, costs associated with that strategic review were captured and reviewed at the corporate level and were not included in Division results, consistent with the internal reporting used to manage the business and allocate resources. In addition to severance costs which usually require cash payment within 60 days of the initial accounting expense recognition, a significant amount of the Charges in 2009 related to closed store accruals, and to a lesser extent the 2011 store closures, which will continue to require cash payments over the related lease contract period or until the lease is terminated. Charges and credits associated with adjusting these accrued lease liabilities can impact future period results. Also, the ongoing accretion of the discounted accrued liability is reflected in operating expenses at the corporate level, but is not included in the charges and impairments discussed above. The accretion charge for 2011 and 2010 totaled approximately $12 million and $14 million, respectively.

The following table indicates the amount of charges and impairments included in the determination of Division operating profit and at the corporate level:

(Dollars in million)	2011	2010	2009
North America Retail Division	$12	$—	$—
North America Business Solutions Division	—	—	—
International Division	31	23	—
Corporate level	15	64	253

Total	$58	$87	$253

Additional charges are anticipated in the International Division during 2012 as activities are implemented and the accounting recognition criteria are met.

General and Administrative Expenses

Total general and administrative expenses (“G&A”) increased to $689 million in 2011 from $659 million in 2010. The portion of G&A expenses considered directly or closely related to division activity is included in the measurement of Division operating profit. Other companies may charge more or less G&A expenses and other costs to their segments, and our results therefore may not be comparable to similarly titled measures used by other companies. The remainder of the total G&A expenses are considered corporate expenses. A breakdown of G&A is provided in the following table:

(Dollars in millions)	2011	2010	2009
Division G&A	$362.6	$342.2	$361.7
Corporate G&A	326.0	316.6	361.4

Total G&A	688.6	658.8	$723.1
% of sales	6.0%	5.7%	6.0%

As noted above, total G&A expenses include charges of $31 million, $22 million, and $26 million in 2011, 2010, and 2009, respectively. Of these amounts, approximately $17 million was included in Division G&A for 2011, $9 million in 2010, and none in 2009. The remaining amounts in each year were included in Corporate G&A. After considering these charges, Corporate G&A expenses increased in 2011 from higher variable based pay and the comparison to a favorable litigation settlement in 2010. The decrease in 2010 compared to 2009 was from lower variable based pay, lower legal fees and a favorable litigation settlement.

The company is in the process of further assessing the G&A expenses charged to the Divisions in determining their operating profit. We currently cannot estimate when this analysis will be completed or the potential impacts on the Divisions, but the portion of G&A expenses allocated to the Divisions in future years likely will be substantially increased.

Other Income and Expense

(Dollars in millions)	2011	2010	2009
Interest income	$1.2	$4.7	$2.4
Interest expense	(33.2)	(58.5)	(65.6)
Miscellaneous income, net	30.9	34.5	17.1

Interest expense was impacted by the reversal of accrued interest of $32 million in 2011 and $11 million in 2010 following settlements of uncertain tax positions. Our accounting policy is to present interest accruals and reversals on uncertain tax positions as a component of interest expense. Additionally, approximately $2 million of interest income was recognized in 2010 from one of the tax settlements.

Our net miscellaneous income consists of our earnings of joint venture investments, gains and losses related to foreign exchange transactions, investment results from our deferred compensation plan and realized gains and impairments of other investments. We recognized earnings from our joint venture in Mexico, Office Depot de Mexico, of approximately $34 million, $31 million and $31 million in 2011, 2010, and 2009, respectively. These results also were impacted by foreign currency and other gains and losses in all periods.

Income Taxes

(Dollars in millions)	2011	2010	2009
Income tax expense (benefit)	$(63.1)	$ (10.5)	$287.6
Effective income tax rate*	(193)%	18%	(92)%

*	Income taxes as a percentage of earnings (loss) before income taxes.

The effective tax rates for 2011 and 2010 reflect benefits from settlements of uncertain tax positions (“UTPs”) and from reversal of valuation allowances on deferred tax assets. The 2011 rate includes the reversal of $81 million of UTP accruals relating to U.S. and foreign jurisdictions following closure of tax audits and the expiration of the statute of limitations on previously open tax years. The 2010 effective rate includes the reversal of approximately $30 million of UTP accruals. In addition, 2011 and 2010 include approximately $9 million and $10 million, respectively, of discrete benefits from the release of valuation allowances in certain European countries because of improved performance in those jurisdictions. Partially offsetting these tax benefits is income tax expense recognized for tax paying entities. Because of significant valuation allowances that remain in other jurisdictions, deferred tax benefits are not recognized on certain loss generating entities. Within our international operations, statutory tax expense is generally lower compared to the aggregate U.S. federal and state income tax rates. This is further impacted by favorable tax ruling within our international operations.

The aggregate reversal of UTPs in 2010 was reduced by approximately $7 million which was offset against other tax-related accounts and had no impact on earnings. The UTP reversals also resulted in a reversal of previously accrued interest expense of $32 million in 2011 and $11 million in 2010, as well as recognition of $2 million of interest income in 2010. Our accounting policy is to include accrued interest on UTPs, and any related reversals, as a component of interest expense in the condensed consolidated statement of operations.

Following the recognition of $322 million of valuation allowances in 2009, we have regularly experienced substantial volatility in our effective tax rate for interim periods. Because deferred income tax benefits cannot be recognized in several jurisdictions, changes in the amount, mix and timing of projected pre-tax earnings in tax paying jurisdictions can have a significant impact on the annual expected tax rate which, applied against year-to-date results, can result in significant volatility in the overall effective tax rate. This interim volatility is likely to continue in future periods until the valuation allowances can be released.

We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to active U.S. federal, state or local income tax examinations for years before 2009. The U.S. federal tax returns for 2009, 2010 and 2011 are under review. Significant international tax jurisdictions include the U.K., the Netherlands, France and Germany. Generally, we are subject to routine examination for years 2006 and forward in these foreign jurisdictions. It is reasonably possible that some audits will close within the next twelve months which could result in a decrease of as much as $2.6 million or an increase of as much as $1.0 million to our accrued uncertain tax positions.

As part of the ongoing 2009 and 2010 audits, the U.S. Internal Revenue Service (“IRS”) has proposed a deemed royalty assessment from our foreign operations with a tax and penalty amount of approximately $126 million. The company disagrees with this assessment and, based on the technical merits of this issue, believes that no accrual is required at this time. The company is working with its outside tax advisors and the IRS to resolve this dispute in a timely manner. To the extent the IRS were to prevail on this issue, the income statement and cash flow impact may be lowered because of available net operating losses and other deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

During the second quarter of 2011, the company entered into a $1.0 billion amended and restated credit agreement (the “Amended Credit Agreement”) with a group of lenders, most of whom participated in the company’s previously existing $1.25 billion credit agreement. The Amended Credit Agreement expires May 25, 2016. The Amended Credit Agreement reduces the applicable borrowing spread, permits the company to redeem, tender or otherwise repurchase its existing 6.25% Senior Notes, subject to a $600 million minimum liquidity requirement, and modifies certain covenants. See Note E of the Notes to the Condensed Consolidated Financial Statements for additional information.

At December 31, 2011, we had approximately $570.7 million in cash and equivalents and another $734.4 million available under the Amended Credit Agreement based on the December borrowing base certificate, for a total liquidity of approximately $1.3 billion. We consider our resources adequate to satisfy our cash needs for at least the next twelve months.

At December 31, 2011, no amounts were drawn under the Amended Credit Agreement. The maximum month end amount outstanding during 2011 occurred in May at approximately $117.5 million. There were letters of credit outstanding under the Amended Credit Agreement at the end of the year totaling approximately $111.2 million. An additional $0.2 million of letters of credit were outstanding under separate agreements. Average borrowings under the Amended Credit Agreement during 2011 were approximately $61.9 million at an average interest rate of 3.5%. The maximum monthly average borrowings during 2011 occurred in May at approximately $121.5 million.

We also had short-term borrowings of $15.1 million at December 31, 2011 under various local currency credit facilities for our international subsidiaries that had an effective interest rate at the end of the year of approximately 2.2%. The maximum month end amount occurred in May at approximately $17.6 million and the maximum monthly average amount occurred in June at approximately $17.0 million. The majority of these short-term borrowings represent outstanding balances on uncommitted lines of credit, which do not contain financial covenants.

The company was in compliance with all applicable financial covenants at December 31, 2011. On March 30, 2011, the company obtained from the lending institutions participating in the previously-existing credit agreement a waiver of default following identification of the need to restate the financial statements in our original Annual Report on Form 10-K filed on February 22, 2011. For additional information see Note A to Notes to Consolidated Financial Statements.

Dividends on the company’s redeemable preferred stock are payable quarterly, and will be paid in-kind or in cash, only to the extent that the company has funds legally available for such payment and a cash dividend is declared by the company’s board of directors. Dividends for the first three quarters of 2011 were paid in cash. The dividend due on January 1, 2012 was paid-in-kind, totaling approximately $7.7 million, measured at fair value.

On February 17, 2012, the company announced commencement of a cash tender offer to purchase up to $250.0 million aggregate principal amount of its outstanding 6.25% Senior Notes due 2013. The tender offer is scheduled to expire at midnight, New York City time, on March 16, 2012, unless extended or earlier terminated.

On February 24, 2012, the company, together with certain of its European subsidiaries, as borrowers and certain of its domestic subsidiaries as guarantors, entered into an amendment (the “Amendment”) to the Amended Credit Agreement with the lenders party thereto, JPMorgan Chase Bank, N.A., London Branch, as European Administrative Agent and European Collateral Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and

US Collateral Agent, Bank of America, N.A., as Syndication Agent and Citibank, N.A. and Wells Fargo Bank, N.A., as Documentation Agents. The Amendment amends the Amended Credit Agreement to provide the company flexibility with regard to certain restrictive covenants in any possible future refinancings and other transactions. In addition, the Amendment releases one of the company’s subsidiaries from its guarantee obligations under the Amended Credit Agreement.

The foregoing description of the Amendment which describes the primary changes to the Amended Credit Agreement, does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the Amendment, which is filed as an Exhibit to this Form 10-K.

Also on February 24, 2012, the company entered into a two-year committed factoring arrangement that allows us to sell certain foreign trade receivables to a third party which provides up to approximately $75 million additional liquidity, depending on the level of eligible receivables and currency exchange rates. As of February 27, 2012, no trade receivables had been sold under this agreement.

Cash Flows

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

(Dollars in millions)	2011	2010	2009
Operating activities	$199.7	$203.1	$296.4
Investing activities	(157.2)	(191.5)	25.3
Financing activities	(98.6)	(30.9)	173.3

Operating Activities

Net earnings (loss) in 2011 and 2010 include non-cash settlements of uncertain tax positions and related interest, as well as changes in valuation allowances. The 2011 settlements impact the $360 million decrease in accrued expenses and $15 million of deferred taxes in determining cash flow from operating activities. Net working capital and other components increased $180 million in 2011, compared to an increase of $94 million in 2010. The greater change in 2011 reflects adjustments of approximately $113 million for the non-cash tax and interest settlements, compared to approximately $41 million of similar settlements in 2010. The decrease in receivables in each of the years 2011, 2010 and 2009 reflects lower sales, improved collections, and certain changes in vendor purchase arrangements. Inventory balances were lower at the end of 2011 as initiatives were put in place during the year to better manage safety stock and minimum presentation levels. These sources of cash in 2011 were offset by decreases in trade and nontrade accounts payable and accrued expenses. Additionally, during 2011, we received a $25 million dividend from our joint venture. Non-cash charges for asset impairments impacted 2010 and 2009 and cash payments associated with restructuring activities and continuing payment of leases on closed facilities affected each of the three years.

Working capital is influenced by a number of factors, including the aging of inventory and timing of vendor payments. The timing of payments is subject to variability during the year depending on a variety of factors, including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. The timing of payments at the end of 2011 resulted in increases to certain accounts payable and accrued expense balances that could be a use of cash in 2012. For our accounting policy on cash management, see Note A of the Notes to Consolidated Financial Statements.

Investing Activities

Net cash used in investing activities was $157 million in 2011, $192 million in 2010, and a $25 million source of cash in 2009. We invested $130 million, $169 million and $131 million in capital expenditures during 2011, 2010 and 2009, respectively. The 2011 capital expenditures relate to new stores and relocations, internal initiatives and various capital projects. The $73 million of acquisition, net of cash acquired was for the acquisition of an entity in Sweden that occurred during the first quarter of 2011. Approximately $47 million was placed in a restricted cash escrow account in 2010 and released in 2011 to fund this acquisition. During 2010, we used approximately $11 million to complete an acquisition. Proceeds from disposition of assets amounted to $8 million in 2011 compared to $35 million in 2010 and $150 million in 2009. Proceeds from the disposition of assets in 2010 included $25 million from the sale of a data center and $8 million from the sale of two operating subsidiaries in the International Division. Proceeds from the disposition of assets in 2009 included proceeds of sale-leaseback transactions of approximately $116 million. In 2009, we also completed the sale of an asset previously classified as a capital lease, resulting in proceeds of approximately $29 million. We placed $9 million of restricted cash on deposit in 2011 relating to an advance received on a dispute that was settled in January 2012.

Financing Activities

Net cash used in financing activities totaled $99 million and $31 million in 2011 and 2010, compared to a source of cash of $173 million in 2009. The use of cash in 2011 included the cash dividends paid on our convertible preferred stock of approximately $37 million, repayments of long and short term borrowings of $69 million, and $10 million in fees related to the Amended Credit Agreement. The dividend on our convertible preferred stock for the fourth quarter of 2011 was paid in-kind in January 2012. The sources of cash in 2011 included proceeds from issuance of borrowings of $10 million, as well as an advance of $9 million was received relating to a dispute associated with a prior year acquisition in Europe. A final settlement of this dispute was reached in January 2012; see Note R of Notes to Consolidated Financial Statements for additional discussion. The use of cash in 2010 resulted from the cash dividends paid on our convertible preferred stock of approximately $28 million and $22 million to acquire certain noncontrolling interests. The 2010 period included short-term borrowings under the Facility offset by payments of approximately $30 million. The source of cash in 2009 resulted from our issuance of redeemable preferred stock during the second quarter, partially offset by repayments of borrowing on our asset based credit facility and capital lease payments. The company has evaluated, and expects to continue to evaluate, possible refinancings and other transactions. Such transactions may be material and may involve cash, the company’s securities or the assumption of additional indebtedness.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements other than operating leases which are included in the table below.

Contractual Obligations

The following table summarizes our contractual cash obligations at December 31, 2011, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual Obligations
Long-term debt obligations (1)	$479.6	$28.8	$429.9	$4.3	$16.6
Short-term borrowings and other (2)	15.1	15.1	—	—	—
Capital lease obligations (3)	489.4	54.9	95.4	86.0	253.1
Operating lease obligations (4)	2,327.0	488.1	782.3	490.8	565.8
Purchase obligations (5)	217.4	144.9	65.1	7.4	—
Other liabilities (6)	—	—	—	—	—

Total contractual cash obligations	$3,528.5	$731.8	$1,372.7	$588.5	$835.5

(1)

Long-term debt obligations consist primarily of our $400 million senior notes and the associated contractual interest payments. Also included in this amount are the expected payments (principal and interest) on certain long-term debt obligations.

(2)	Short-term borrowings consist of amounts outstanding under the Amended Credit Agreement and subsidiary lines of credit.

(3)

The present value of these obligations are included on our Consolidated Balance Sheets. See Note E of the Notes to Consolidated Financial Statements for additional information about our capital lease obligations.

(4)

The operating lease obligations presented reflect future minimum lease payments due under the non-cancelable portions of our leases as of December 31, 2011. Our operating lease obligations are described in Note G of the Notes to Consolidated Financial Statements. In the table above, sublease income is distributed by period.

(5)

Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding on us that meet any of the following criteria: (1) they are non-cancelable, (2) we would incur a penalty if the agreement was cancelled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services. If the obligation is non-cancelable, the entire value of the contract is included in the table. If the obligation is cancelable, but we would incur a penalty if cancelled, the dollar amount of the penalty is included as a purchase obligation. If we can unilaterally terminate the agreement simply by providing a certain number of days notice or by paying a termination fee, we have included the amount of the termination fee or the amount that would be paid over the “notice period.” As of December 31, 2011, purchase obligations include television, radio and newspaper advertising, sports sponsorship commitments, telephone services, certain fixed assets and software licenses and service and maintenance contracts for information technology. Contracts that can be unilaterally terminated without a penalty have not been included.

(6)

Our Consolidated Balance Sheet as of December 31, 2011 includes $452 million classified as “Deferred income taxes and other long-term liabilities.” This caption primarily consists of our net long-term deferred income taxes, the unfunded portion of our pension plan, deferred lease credits, liabilities under our deferred compensation plans, and accruals for uncertain tax positions. These liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. See Note F of the Notes to Consolidated Financial Statements for additional information regarding our deferred tax positions and accruals for uncertain tax positions and Note H for a discussion of our employee benefit plans, including the pension plan and the deferred compensation plan.

In addition to the above, we have outstanding letters of credit totaling $111.4 million at December 31, 2011.

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

Vendor arrangements — Our inventory purchases from vendors are generally under arrangements that automatically renew until cancelled with periodic updates or annual negotiated agreements. Many of these arrangements require the vendors to make payments to us or provide credits to be used against purchases if and when certain conditions are met. We generally refer to these arrangements as “vendor programs,” and they typically fall into two broad categories, with some underlying sub-categories. The first category is volume-based rebates. Generally, our product costs per unit decline as higher volumes of purchases are reached. Certain of our vendor agreements provide that we pay higher per unit costs prior to reaching a predetermined tier, at which time the vendor rebates the per unit differential on past purchases, and also applies the lower cost to future purchases until the next milestone is reached. Current accounting rules provide that companies with a sound basis for estimating their full year purchases, and therefore the ultimate rebate level, can use that estimate to value inventory and cost of goods sold throughout the year. We believe our history of purchases with many vendors provides us with a sound basis for our estimates of purchase volume. If the anticipated volume of purchases is not reached, however, or if we form the belief at any given point in the year that it is not likely to be reached, cost of goods sold and the remaining inventory balances are adjusted to reflect that change in our outlook. We review sales projections and related purchases against vendor program estimates at least quarterly and adjust these balances accordingly. In recent years, the company has reduced the number of arrangements that contain this tiered purchase rebate mechanism in exchange for a lower product cost throughout the year. Continued elimination of tiered arrangements could further reduce the potential variability in gross margin from changes in volume-based estimates.

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

Inventory valuation — Inventories are valued at the lower of cost or market value. We monitor active inventory for excessive quantities and slow-moving items and record adjustments as necessary to lower the value if the anticipated realizable amount is below cost. We also identify merchandise that we plan to discontinue or have begun to phase out and assess the estimated recoverability of the carrying value. This includes consideration of the quantity of the merchandise, the rate of sale, and our assessment of current and projected market conditions and anticipated vendor rebates. If necessary, we record a charge to cost of sales to reduce the carrying value of this merchandise to our estimate of the lower of cost or realizable amount. Additional promotional activities may be initiated and markdowns may be taken as considered appropriate until the product is sold or otherwise disposed. Estimates and judgments are required in determining what items to stock and at what level, and what items to discontinue and how to value them prior to sale.

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

Closed store accruals and asset impairments — We regularly assess the performance of each retail store against historic patterns and projections of future profitability. These assessments are based on management’s estimates for sales levels, gross margin attainments, and cash flow generation. If, as a result of these evaluations, management determines that a store will not achieve certain operating performance targets, we may decide to close the store. At the point of closure, we recognize a liability for the remaining costs related to the property, reduced by an estimate of any sublease income. The calculation of this liability requires us to make assumptions and to apply judgment regarding the remaining term of the lease (including vacancy period), anticipated sublease income, and costs associated with vacating the premises. Lease commitments with no economic benefit to the company are discounted at the credit-adjusted discount rate at the time of each location closure. With assistance from independent third parties to assess market conditions, we periodically review these judgments and estimates and adjust the liability accordingly. Future fluctuations in the economy and the market demand for commercial properties could result in material changes in this liability. Costs associated with facility closures are included in store and warehouse operating and selling expenses in our Consolidated Statements of Operations. The accretion of the discounted lease liability and potential future positive and negative adjustments to the recorded amounts from settlements or changes in market conditions related to a company-wide business review are recognized at the corporate level, outside of the determination of Division operating profit. Residual costs and benefits of closures from other periods are included in Division operating profit.

In addition to the decision about whether or not to close a store, store assets are regularly reviewed for recoverability of their carrying amounts. The recoverability assessment requires judgment and estimates of a store’s future cash flows. Our impairment analysis builds a cash flow model at the individual store level, beginning with recent store performance and trending the anticipated future results based on chain-wide and individual store initiatives. If the anticipated undiscounted cash flows of a store cannot support the carrying amount of the store’s assets, an impairment charge is recorded to operations as a component of store and warehouse operating and selling expenses. That charge is measured as the difference between the carrying value of the assets and their estimated fair value, typically calculated as the discounted amount of the estimated cash flow. The store-level estimated cash flows, by their nature, include uncertain projections and assumptions about future performance. Important assumptions used in these projections include an assessment of future overall economic conditions, the company’s ability to control future costs, maintain aspects of positive performance, and successfully implement initiatives designed to enhance sales and gross margins. To the extent that management’s estimates of future performance are not realized, future assessments could result in material impairment charges.

Goodwill and other intangible assets — At December 31, 2011, we had goodwill of $62 million, indefinite lived intangible assets of $6 million and definite lived intangible assets of $30 million. We review amortization periods and goodwill and indefinite lived intangible assets for impairment annually in the fourth quarter of the year, or sooner if indicators of potential impairment are identified. We use a discounted cash flow approach in assessing the estimated fair value of the reporting units with goodwill and a relief from royalty approach for the indefinite lived trade name. The discounted cash flow analysis begins with the ensuing year’s business plan and requires estimates of future sales, profitability, capital expenditures and related cash flows. We include a residual value and discount the aggregate cash flow at an estimated cost of capital for the related unit. We also review the results against a measurement of market capitalization and, to the extent available, market data. These calculations require significant judgment. Of the goodwill recognized at December 31, 2011, approximately $42 million was in the International Division’s European reporting unit and $19 million was in the North American Business Solutions Division’s direct reporting unit. The European reporting unit has the greatest sensitivity to potential changes in economic conditions, company performance and the related impacts on estimated fair value. Should future performance be below our projections, goodwill and other intangible asset impairment changes could result. While the quantitative assessment described above was used for our 2011 assessment, the accounting rules for goodwill testing will change in 2012 to allow for a qualitative assessment of potential impairment if certain conditions are met or the continued use of this quantitative approach.

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

Because of the downturn in our performance during this recessionary period, as well as the significant restructuring activities and charges we have taken in response, we established valuation allowances totaling approximately $322 million during 2009. The charge to establish the valuation allowance followed the third quarter 2009 condition of reaching or nearly reaching a 36 month cumulative loss position in two taxing jurisdictions. Judgment is required in projecting when operations will be sufficiently positive to allow a conclusion that utilization of the deferred tax assets will once again be more likely than not. Positive performance in subsequent periods and projections of future positive performance will need to be evaluated against existing negative evidence. Valuation allowances in certain foreign jurisdictions were removed during 2010 and 2011 because sufficient positive financial information existed, resulting in tax benefit recognition of $10 million and $9 million, respectively. Our effective tax rate in future periods may be positively or negatively impacted by changes in related judgments about valuation allowances or pre-tax operations. At December 31, 2011, approximately $387 million of valuation allowances remain relating to U.S. businesses and approximately $235 million relating to foreign jurisdictions.

In addition to judgments associated with valuation accounts, our current tax provision can be affected by our mix of income and identification or resolution of uncertain tax positions. Because income from domestic and international sources may be taxed at different rates, the shift in mix during a year or over years can cause the effective tax rate to change. We base our rate during the year on our best estimate of an annual effective rate, and update that estimate quarterly, with the cumulative effect of a change in the anticipated annual rate reflected in the tax provision of that period. Such changes can result in significant interim reporting volatility, as was experienced during 2011 and 2010. This volatility can result from changes in our projected earnings levels, the mix of income, the impact of valuation allowances in certain jurisdictions and the interim accounting rules applied to entities expected to pay taxes on a full year basis, but recognizing losses in an interim period.

We file our tax returns based on our best understanding of the appropriate tax rules and regulations. However, complexities in the rules and our operations, as well as positions taken publicly by the taxing authorities, may lead us to conclude that an accrual for an uncertain tax position (“UTP”) is required. We generally maintain accruals for UTPs until examination of the tax position is completed by the taxing authority, available review periods expire, or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount. During the third quarter of 2011, following closure of certain tax audits and the expiration of the statute of limitations on previously open tax years, we reversed approximately $66 million of UTPs and a related $32 million of accrued interest. An additional UTP accrual of $15 million was reversed during the fourth quarter of 2011 following closure of certain tax audits. At December 31, 2011, the UTP accrual was approximately $5.7 million. Matters could arise in the future that could result in additional tax and interest expense or UTP accruals. For example, the company has received notice from the IRS of a proposed deemed royalty assessment from our foreign operations. We disagree with this assessment and no accrual for this matter has been recorded. See Note F to the Notes to Consolidated Financial Statements.

Further, the company has significant operations outside the U.S. Because earnings from those entities have been and will continue to be reinvested into the foreign operations, no incremental U.S. income taxes have been accrued on those earnings. Should the company decide to distribute earnings from our foreign operations to the U.S., additional income tax expense would be recognized, or valuation allowances reduced, for the income tax consequence of the anticipated distribution and possibly for the calculated tax consequences of the full amount of undistributed earnings, net of allowable offsets. The company does not intend to repatriate these funds to the U.S.

Preferred stock paid-in-kind dividends — Our redeemable preferred stock carries a stated dividend of 10%, subject to future decreases in certain circumstances, and allows for payment in cash or an increase in the preferred stock’s liquidation preference as directed by the board of directors. The valuation for accounting purposes of the dividend paid in-kind requires significant judgment to determine the estimated fair value. The company has used a binomial simulation model to measure values of multiple possible outcomes of the various provisions in the agreement that could impact whether the dividend rate would change based on future stock price performance, whether the company would issue a notice to call the preferred shares and whether the holders would convert their preferred stock into common stock. While the fair value of preferred stock dividends paid in-kind has no standing in the contractual rights to liquidation preference of the preferred shareholders nor any cash impact on the company, it impacts the measurement of net income available to common shareholders and earnings per share. Changes in the valuation assumptions such as the risk adjusted rate, stock price volatility and time to call or convert can impact the estimated fair value and therefore the amount reported as net income available to common shareholders and earnings per share. However, the valuation is most sensitive to changes in the underlying common stock price. The company believes the model used to estimate fair value is reasonable and appropriate, but the reported dividend amount could change significantly in future periods based on changes in the underlying common stock price and the model inputs. After having paid the dividend in cash for several quarters, the board of directors decided to pay the dividend in-kind for the amount due in January 2012. In-kind dividends may continue at least throughout 2012, though the board of directors assesses available data quarterly before making that decision.

SIGNIFICANT TRENDS, DEVELOPMENTS AND UNCERTAINTIES

Competitive Factors — Over the years, we have seen continued development and growth of competitors in all segments of our business. In particular, mass merchandisers and warehouse clubs, as well as grocery and drugstore chains, have increased their assortment of home office merchandise, attracting additional back-to-school customers and year-round casual shoppers. Warehouse clubs have expanded beyond their in-store assortment by adding catalogs and web sites from which a much broader assortment of products may be ordered. We also face competition from other office supply stores that compete directly with us in numerous markets. This competition is likely to result in increased competitive pressures on pricing, product selection and services provided. Many of these retail competitors, including discounters, warehouse clubs, and drug stores and grocery chains, carry basic office supply products. Some of them also feature technology products. Many of them may price certain of these offerings lower than we do, but they have not shown an indication of greatly expanding their somewhat limited product offerings at this time. This trend towards a proliferation of retailers offering a limited assortment of office products is a potentially serious trend in our industry that could shift purchasing away from office supply specialty retailers and adversely impact our results.

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

Economic Factors — Our customers in the North American Retail Division and the International Division and many of our customers in the North American Business Solutions Division are predominantly small and home office businesses. Accordingly, these customers may continue to curtail their spending in reaction to macroeconomic conditions, such as changes in the housing market and commodity costs, credit availability and other factors. The downturn in the global economy experienced in recent years negatively impacted our sales and profits.

Liquidity Factors — Historically, we have generated positive cash flow from operating activities and have had access to broad financial markets that provide the liquidity we need to operate our business. Together, these sources have been used to fund operating and working capital needs, as well as invest in business expansion through new store openings, capital improvements and acquisitions. Due to the downturn in the global economy, our operating results have declined. We have in place an asset based credit facility to provide liquidity, subject to availability as specified in the agreement. Further deterioration in our financial results could negatively impact our credit ratings, our liquidity and our access to the capital markets. Certain of our existing indebtedness matures in 2013 and there can be no assurance that we will be able to refinance all or a portion of that indebtedness. If we are able to refinance all or a portion of that indebtedness, the terms of such refinancing will likely be less favorable than the terms of our existing indebtedness.

MARKET SENSITIVE RISKS AND POSITIONS

The company has adopted an enterprise risk management process patterned after the principles set out by the Committee of Sponsoring Organizations (COSO) in 2004. Management utilizes a common view of exposure identification and risk management. A process is in place for periodic risk reviews and identification of appropriate mitigation strategies.

We have market risk exposure related to interest rates, foreign currency exchange rates, and commodities. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates over the next year. Interest rate changes on obligations may result from external market factors, as well as changes in our credit rating. We manage our exposure to market risks at the corporate level. The portfolio of interest-sensitive assets and liabilities is monitored to provide liquidity necessary to satisfy anticipated short-term needs. Our risk management policies allow the use of specified financial instruments for hedging purposes only; speculation on interest rates, foreign currency rates, or commodities is not permitted.

Interest Rate Risk

We are exposed to the impact of interest rate changes on cash, cash equivalents and debt obligations. The impact on cash and short-term investments held at the end of 2011 from a hypothetical 10% decrease in interest rates would be a decrease in interest income of less than $0.1 million.

Market risk associated with our debt portfolio is summarized below:

	2011			2010
(Dollars in thousands)	Carrying Value	Fair Value	Risk Sensitivity	Carrying Value	Fair Value	Risk Sensitivity
$400 million senior notes	$399,953	$381,067	$2,860	$400,067	$398,000	$4,800
Asset based credit facility	$—	$—	$—	$52,488	$52,488	$—

The risk sensitivity of fixed rate debt reflects the estimated increase in fair value from a 50 basis point decrease in interest rates, calculated on a discounted cash flow basis. The sensitivity of variable rate debt reflects the possible increase in interest expense during the next period from a 50 basis point change in interest rates prevailing at year-end.

Foreign Exchange Rate Risk

We conduct business through entities in various countries outside the United States where their functional currency is not the U.S. dollar. While our company sells directly or indirectly to customers in 60 countries, the principal operations of our International Division are in countries with Euro, British Pound and Mexican Peso functional currencies. We continue to assess our exposure to foreign currency fluctuation against the U.S. dollar. As of December 31, 2011, a 10% change in the applicable foreign exchange rates would result in an increase or decrease in our pretax earnings of approximately $13 million.

Although operations generally are conducted in the relevant local currency, we also are subject to foreign exchange transaction exposure when our subsidiaries transact business in a currency other than their own functional currency. This exposure arises primarily from inventory purchases in a foreign currency. At

December 31, 2011, there were no foreign exchange forward contracts hedging inventory exposures. This amount was $43 million at its highest point during 2011. Also, from time-to-time, we enter into foreign exchange forward transactions to protect against possible changes in exchange rates related to scheduled or anticipated cash movements among our operating entities.

Generally, we evaluate the performance of our international businesses by focusing on the “local currency” results of the business, and not with regard to the translation into U.S. dollars, as the latter is impacted by external factors.

Commodities Risk

We operate a large network of stores and delivery centers around the world. As such, we purchase significant amounts of fuel needed to transport products to our stores and customers as well as pay shipping costs to import products from overseas. We are exposed to potential changes in the underlying commodity costs associated with this transport activity. As of December 31, 2011, a 10% change in domestic commodity costs would result in an increase or decrease in our operating profit of approximately $5 million.

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

NEW ACCOUNTING STANDARDS

Effective for the first quarter of 2012, a new accounting standard will require the presentation of net income and other comprehensive income either as a continuous statement or as two separate statements. The portion of the new standard which would require the presentation of reclassifications of other comprehensive income on the face of the income statement has been deferred. In past periods, we have presented the components of other comprehensive income as a separate statement for the full year and as a separate footnote for interim periods. We anticipate following the two statement format. The standard will not change the recognition or measurement of net income or other comprehensive income.

Also effective for the first quarter of 2012, a new accounting standard has been issued that is intended to achieve common fair value measurements and disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. This new standard amends current fair value guidance to include increased transparency around valuation inputs and investment categorization.

Effective for 2012 testing for goodwill impairment, entities will have an option of performing a qualitative assessment before calculating the fair value of their reporting units. If, based on the qualitative assessment, an entity concludes it is more likely than not that the fair value of the reporting unit exceeds its carrying value, quantitative testing for impairment is not necessary. The company did not elect the early adoption that was available for 2011.

Additionally, effective for the first quarter of 2014, a new accounting standard will require disclosure of information about the effect or potential effect of financial instrument netting arrangements on the company’s financial position. Companies will be required to present both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset.

Including the above, there are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows. However, the Financial Accounting Standards Board has issued proposed accounting rules relating to leasing transactions that, if passed in their current form, would have significant impacts to our financial statements. Among other things, the current proposal would create a right of use asset and corresponding liability on the balance sheet measured at the present value of minimum lease payments, record amortization of the right of use asset and implied interest of the liability on the statement of operations and characterize a portion of the lease payments as financing activities rather than operating activities on the statement of cash flow. These proposed changes in accounting rules would have no direct economic impact to the company.

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

Item 8. Financial Statements and Supplementary Data.

See Item 15(a) in Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Based on management’s evaluation which included the participation of the company’s Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), as of December 31, 2011, the company’s CEO and CFO concluded that the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Act”)), were effective to provide reasonable assurance that information required to be disclosed by the company in reports that the company files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

Other than remediation of a previously-identified material weakness discussed below, there have been no changes in the company’s internal control over financial reporting that occurred during the company’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. As a result of the identification of the issue that led to the restatements and the related reassessment of internal control over financial reporting in early April 2011, the company has developed certain remediation steps to address the previously identified material weakness and to improve its internal control over financial reporting. Specifically, the following steps have been implemented and as of December 31, 2011, the previously identified material weakness has been remediated:

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

In evaluating our Internal Control, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2011.

Our internal control over financial reporting as of December 31, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is provided below.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Office Depot, Inc.:

We have audited the internal control over financial reporting of Office Depot, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended December 31, 2011 of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

February 28, 2012

Item 9B. Other Information.

On February 17, 2012, the company announced commencement of a cash tender offer to purchase up to $250.0 million aggregate principal amount of its outstanding 6.25% Senior Notes due 2013. The tender offer is scheduled to expire at midnight, New York City time, on March 16, 2012, unless extended or earlier terminated.

On February 24, 2012, the company, together with certain of its European subsidiaries, as borrowers and certain of its domestic subsidiaries as guarantors, entered into an amendment (the “Amendment”) to the Amended Credit Agreement with the lenders party thereto, JPMorgan Chase Bank, N.A., London Branch, as European Administrative Agent and European Collateral Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and US Collateral Agent, Bank of America, N.A., as Syndication Agent and Citibank, N.A. and Wells Fargo Bank, N.A., as Documentation Agents. The Amendment amends the Amended Credit Agreement to provide the company flexibility with regard to certain restrictive covenants in any possible refinancings and other transactions. In addition, the Amendment releases one of the company’s subsidiaries from its guarantee obligations under the Amended Credit Agreement.

The foregoing description of the Amendment which describes the primary changes to the Amended Credit Agreement, does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the Amendment, which is filed as an Exhibit to this Form 10-K.

Also on February 24, 2012, the company entered into a two-year committed factoring arrangement that allows us to sell certain foreign trade receivables to a third party which provides up to approximately $75 million additional liquidity, depending on the level of eligible receivables and currency exchange rates. As of February 27, 2012, no trade receivables had been sold under this agreement.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our current directors and related biographical information are set forth below. The names of our current executive officers and related biographical information are set forth under Item 1 of this Form 10-K under the caption “Executive Officers of the Registrant.”

NEIL R. AUSTRIAN — AGE: 72

Mr. Austrian has served as a Director on our Board since 1998. Mr. Austrian has served as Chair and Chief Executive Officer (“Chair and CEO”) of the company since May 2011, prior to which he was Interim Chair and CEO since November 2010. He also served in the Interim role from October 2004 through March 2005. Mr. Austrian has in-depth insights into the company’s operations and its management which uniquely qualifies him for serving on our company’s Board. In addition, Mr. Austrian’s experience as President and Chief Operating Officer of the National Football League from April 1991 until December 1999, makes him well suited to understand and oversee the complex managerial, strategic and financial considerations necessary to serve on the board of a corporation such as Office Depot. His experience at Dillon Reed & Co. Inc. as Managing Director from October 1987 until March 1991 provided him with a sound footing in finance, investment banking and deal negotiation. In addition, Mr. Austrian served as the Chief Financial Officer of Doyle Berbach Advertising, a public advertising agency, from 1974 until 1978, which enhanced his finance, marketing, and strategic experience. Mr. Austrian’s knowledge of all aspects of the direct sales business gained while serving as a director of Viking Office Products from 1988 until August 1998 when it merged with Office Depot, further strengthens his knowledge of our industry. Mr. Austrian also serves as a director of the DirecTV Group.

JUSTIN BATEMAN — AGE: 38

Mr. Bateman has served as a Director on our Board since June 2009. He is a senior Partner with BC Partners, the U.S. investment arm of which he co-established in early 2008, and is based in the firm’s New York office. Mr. Bateman initially joined BC Partners’ London office in 2000 from PricewaterhouseCoopers, where he spent three years in Transaction Services working on due diligence projects for both financial investors and corporate clients. In 2002 he left BC Partners to complete his MBA at INSEAD before rejoining the BC Partners London office. Over the years Mr. Bateman has participated in or been a board member of General Healthcare Group, Baxi Holdings, Ltd. and Regency Entertainment. He is currently a director of Intelsat S.A., the leading international provider of fixed satellite services. Mr. Bateman was appointed as a Director of the company pursuant to the terms of the Investor Rights Agreement in connection with the company’s private equity investment transaction with BC Partners. Mr. Bateman serves as a non-voting observer on the Audit Committee and his experience as a chartered accountant and understanding of accounting issues is helpful in fulfilling the committee’s oversight responsibilities. Mr. Bateman’s analysis of and participation in the oversight of BC Partners portfolio companies provides him with the skills he needs to assist the company with its strategic planning process. Mr. Bateman’s education and experience in business and finance allows him to provide the Board significant managerial, strategic, financial and compliance-based expertise.

THOMAS J. COLLIGAN — AGE: 67

Mr. Colligan has served as a Director on our Board since January 2010. He served as Vice Dean of The Wharton School’s Aresty Institute of Executive Education from 2007 to June 2010 where he was responsible for the non-degree executive education programs. From 2004 to 2007, Mr. Colligan served as a managing director at Duke Corporate Education, a corporation that provides custom executive education and is affiliated with Duke University’s Fuqua School of Business. Prior to joining Duke Corporate Education, he was Vice Chairman of PricewaterhouseCoopers LLP from 2001 to 2004 and served there in other capacities from 1969 to 2004, including as a partner. Mr. Colligan also has advised Fortune 500 companies in various industries, including technology, telecommunications, pharmaceuticals and consumer products. Mr. Colligan is currently a director of CNH Global, N.V., and Targus Group International, Inc., a non-public company and leading global supplier of notebook carrying cases and accessories. He previously served as a director of Schering-Plough Corporation, Anesiva, Inc. and Educational Management Corporation. Mr. Colligan’s experience as a former audit partner and Vice Chairman of PricewaterhouseCoopers qualifies him to serve on the Board of Directors and to provide guidance to the company’s internal audit function. In addition, Mr. Colligan’s former position as Vice Dean of The Wharton School’s Aresty Institute of Executive Education and his previous position as Managing Director at Duke Corporate Education have provided him a broad based understanding of new and developing business strategies that are helpful to our Board.

MARSHA J. EVANS — AGE: 64

Ms. Evans has served as a Director on our Board since 2006. Ms. Evans was acting Commissioner of the Ladies Professional Golf Association from July 2009 to January 2010, President and Chief Executive Officer of the American Red Cross from 2002 to 2005, and National Executive Director of The Girl Scouts of the USA from 1998 to 2002. Ms. Evans retired from the U.S. Navy in 1998 with the rank of Rear Admiral. From 1995 to 1998 Ms. Evans served as superintendent of the Naval Postgraduate School in Monterey, California and from 1993 to 1995 she led the Navy’s worldwide recruitment organization, during which time she developed extensive human resources experience. Ms. Evans also served as a director of Huntsman Corporation from 2005 to 2011. Currently, she is also a Director of Weight Watchers International, the North Highland Company and The Estate of Lehman Brothers Holdings. Ms. Evans brings significant leadership experience to our Board of Directors and the Board relies on her perspectives on human resources and governance issues.

BRENDA J. GAINES — AGE: 62

Ms. Gaines has been a Director on our Board since 2002. Ms. Gaines retired in 2004 from her position as President and Chief Executive Officer of Diners Club North America, a Division of Citigroup, a position she held since 2002. She served as President of Diners Club North America from 1999 until 2002 and from 1994 until 1999, she served as Executive Vice President, Corporate Card Sales. Prior to that she served in various positions of increasing responsibility within Citigroup or its predecessor corporations since 1988. From 1985 until 1987, Ms. Gaines was Deputy Chief of Staff for the Mayor of the City of Chicago. She is currently a director of AGL Resources, the Federal National Mortgage Association (Fannie Mae) and Tenet Healthcare Corporation, and is on the National Board of the Smithsonian Institution. Ms. Gaines also served as a director of CNA Financial Corp. from 2004 to 2007 and NICOR, Inc. from 2006 to 2011 and has served as a board member of the non-profit organization March of Dimes. Ms. Gaines has significant experience in financial services, including the credit card and payment industry. As Chief Executive Officer of Diners Club North America, she managed a company with three distinct customer groups, that included retail consumers, small businesses and large multinational corporations. While working as the Deputy Chief of Staff for the Mayor of the City of Chicago, Ms. Gaines developed valuable experience working with public agencies, which represent one of the company’s larger customer segments. This experience enables her to provide insights into the company’s core customers as well as the company’s products and services. Ms. Gaines has held a number of executive and board leadership positions in a number of public companies. Ms. Gaines’ service on other public company boards allows her to provide the Board of Directors with a variety of perspectives on corporate governance issues.

MYRA M. HART — AGE: 71

Ms. Hart has served as a Director on our Board since 2004. She is currently a member of Harvard Business School’s senior faculty. From 1995 to 2007, she served as Professor, Entrepreneurial Management, at the Harvard Business School. In 2007 and 2008, she was a visiting scholar at Babson College and Stanford University, respectively. From 1985 until 1990, Dr. Hart was a member of the Staples, Inc. founding management team, leading operations, growth and development. She is a Director of Nina McLemore, Inc. and Kraft Foods, Inc. and a former director of Summer Infant, Inc. and Royal Ahold. Dr. Hart is also a member of the National Board of the Smithsonian Institution, and Trustee Emeritus of Cornell University. Dr. Hart’s experience in the industry enables her to share with our Board suggestions about how similarly-situated companies effectively assess and undertake business considerations and opportunities. In addition, as a member of Harvard Business School’s senior faculty, Dr. Hart has been able to offer Office Depot a variety of business management solutions that are grounded in policies and practices taught at the business school. Dr. Hart’s service on other public, private and non-profit boards also provides our Board with a diverse knowledge of best practices.

On February 21, 2012 Ms. Hart informed the Board that she will not be standing for re-election for the coming year, and that her service as a director will end effective the date of the Annual Meeting of Shareholders to be held in 2012.

W. SCOTT HEDRICK — AGE: 66

Mr. Hedrick has been a Director on our Board since 1991. From November 1986 until April 1991, he was a Director of The Office Club, Inc., which was acquired by Office Depot in 1991. Mr. Hedrick was appointed Lead Director in February 2011. He was a founder and has been a general partner of InterWest Partners, a venture capital fund, since 1979. Mr. Hedrick is also a director of Hot Topic, Inc. and a cluster of mutual funds managed by Capital Research and Management Company. As one of our longest-serving non-executive Directors, Mr. Hedrick brings an important institutional knowledge to our Board. His work with InterWest provides him with a solid basis for his analysis of our financial strategies. Mr. Hedrick’s service on the board of Hot Topic, Inc. gives him another view of the issues affecting retailers, which is useful to our Board of Directors.

KATHLEEN MASON — AGE: 62

Ms. Mason has served as a Director on our Board since 2006. She currently serves as President and Chief Executive Officer of Tuesday Morning Corporation and has served in that position since July 2000. From July 1999 to November 1999, Ms. Mason served as President of Filene’s Basement, a department store chain. From

January 1997 to June 1999, Ms. Mason was President of HomeGoods, an off-price home fashion store and a subsidiary of TJX Companies. Ms. Mason was Chair and Chief Executive Officer of Cherry & Webb, a women’s specialty store, from February 1987 to December 1996. Prior to those dates, she held management positions at Kaufmann’s Division of the May Company, Mervyn’s Division of Target, Inc. and the Limited. She is currently a director of Genesco, Inc. and previously served as a director of The Men’s Warehouse, Inc., and of Hot Topic, Inc. Ms. Mason’s senior executive positions at various large national retail companies gives her the experience to critically review the various business considerations necessary to run a successful consumer-driven business such as our North American Retail Division. Ms. Mason’s broad exposure to numerous retailers provides our Board with relevant comparisons and her extensive retail knowledge gives her an insight into a number of issues facing Office Depot. As a sitting chief executive officer of a public retail company, Ms. Mason is able to offer our Board of Directors sound business and financial strategies to address evolving complex audit issues.

JAMES S. RUBIN — AGE: 44

Mr. Rubin has served as a Director on our Board since June 2009. He is a Senior Partner of BC Partners, which he joined in May 2008 from One Equity Partners, where he was a founding partner since its inception in 2001. Mr. Rubin originated and executed transactions in a variety of industries with a particular focus on healthcare and business services and was also responsible for building One Equity’s practice in India. Prior to forming One Equity, Mr. Rubin was a Vice President with Allen & Company Incorporated, a New York merchant bank specializing in media and entertainment transactions and advisory work. From 1996 to 1998, he held a number of senior policy positions with the Federal Communications Commission. Mr. Rubin is currently a board member of ATI Enterprises, a private post-secondary education company, and MultiPlan, one of the largest independent preferred provider organizations in the U.S. He is a member of the board of trustees of the Brookings Institute and the New York City non-profit Common Ground Communities, and serves on the board of The Dalton School. Mr. Rubin was appointed as a Director pursuant to the terms of the Investor Rights Agreement in connection with the company’s private equity investment transaction with BC Partners. Mr. Rubin’s extensive background in the financial services industry allows him to provide proven financial advice to our Board. Mr. Rubin brings significant business and finance experience to our Board of Directors and provides new strategies and solutions to address an increasingly complex business environment.

RAYMOND SVIDER — AGE: 49

Mr. Svider has served as a Director on our Board since June 2009. He has been co-Chairman of BC Partners since December 2008 and has been a Managing Partner of the firm since 2003. Mr. Svider joined BC Partners in 1992 in Paris before moving to London in 2000 to lead its investments in the technology and telecoms industries. Over the years, Mr. Svider has participated in or led a variety of investments including Tubesca, Nutreco, UTL, Neopost, Polyconcept, Neuf Telecom, Unity Media/Tele Columbus, and Intelsat S.A. He is currently Chairman of the board, the audit and compensation committees of Intelsat S.A., and a member of the board of ATI Enterprises, a private post-secondary education company, and MultiPlan, one of the largest independent preferred provider organizations in the U.S. Prior to joining BC Partners, Mr. Svider worked in investment banking at Wasserstein Perella in New York and Paris, and at the Boston Consulting Group in Chicago. Mr. Svider was appointed as a Director on our Board pursuant to the terms of the Investor Rights Agreement in connection with the company’s private equity investment transaction with BC Partners. As a Managing Partner of BC Partners since 2003, Mr. Svider has demonstrated significant leadership abilities and extensive knowledge of complex financial and operational issues facing large organizations. He brings an expertise in international operations and financial strategy to our Board of Directors. In addition, through his oversight of BC Partners portfolio companies, Mr. Svider has significant experience in developing various strategies to motivate and compensate executives.

Board of Directors and Audit Committee

Director Independence

The company’s Board of Directors has determined that nine (9) of the ten (10) directors satisfy the New York Stock Exchange’s (the “NYSE”) definition of independent Director. Mr. Austrian is not independent. The Board of Directors believes in strong and independent Directors. The Board of Directors evaluates the independence of each nominee for election as a Director of our company in accordance with the Corporate Governance Guidelines, which incorporate the applicable listing standards of the NYSE. The Corporate Governance Guidelines require that a majority of our Board of Directors must be “Independent” within the meaning of the NYSE’s listing standards (“Independent Directors”), and all Directors who sit on our Audit Committee (the “Audit Committee”), Compensation Committee (the “Compensation Committee”) and Corporate Governance and Nominating Committee, must also be Independent Directors.

All members of our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee have been determined by our Board of Directors to be Independent Directors. Our Board of Directors has reviewed the various relationships between members of our Board of Directors and the company and has affirmatively determined that none of our Directors has a material relationship with the company that would impair independence from management, other than Mr. Austrian, who serves as Chairman and Chief Executive Officer. Our Board of Directors has also determined that Messrs. Bateman, Rubin and Svider are affiliates of the company due to BC Partners’ stock ownership of the company. The Board of Directors concluded that a relationship with a shareholder of the company in and of itself does not impair Messrs. Bateman, Rubin and Svider’s independent judgment in connection with their duties and responsibilities as Directors of the company. The Board also determined that Mr. Colligan, who serves as a Director of an entity that sells products to the company, is independent.

As a result, all members of our Board of Directors other than Mr. Austrian, due to his CEO position, have been determined to be Independent Directors. This determination by our Board of Directors is based upon an individual evaluation of each of our Directors, his or her employment or Board of Directors affiliations, and a determination that the Independent Director has no business relationship with our company other than his or her service on our Board of Directors. None of our Directors serves as an executive officer of a charitable organization to which we made contributions during 2011.

Board of Directors’ Role in Risk Oversight

Our Board of Directors has an active role in overseeing management of the company’s risks, directly and through its Committees. The Board oversees a formal enterprise-wide approach to risk management, designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance shareholder value. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the company. The involvement of the full Board of Directors in setting the company’s business strategy is a key part of its assessment of management’s appetite for risk and also a determination of what constitutes an appropriate level of risk for the company. The full Board of Directors participates in an annual enterprise risk management assessment, which is led by the company’s Chief Compliance Officer. In the company’s continuing risk assessment process, risk is assessed quarterly by a Steering Committee (the “Steering Committee”), comprised of members of management representing our business units and corporate staff. This Steering Committee focuses on identifying and evaluating company-wide risks in four primary areas: financial risk, legal/compliance risk, operational/strategic risk and compensation risk. This company-wide risk portfolio is then presented to and evaluated by the Operating Committee, made up of our Chief Executive Officer, Executive Vice President & Chief Financial Officer, Business Unit Presidents, Executive Vice President & Chief Marketing Officer, Executive Vice President & Chief Merchandising Officer, Executive Vice President of Human Resources, and our Executive Vice President & General Counsel

(collectively, the “Operating Committee”). The Operating Committee membership was expanded to include the Executive Vice President & Chief Marketing Officer and Executive Vice President & Chief Merchandising Officer positions in order to further strengthen the risk oversight function in these areas of the company’s business. The findings are then presented to the Board of Directors. In addition to the presentation made to the full Board of Directors at least once a year, the Audit Committee receives quarterly updates on certain risk areas the Board has identified for focus and the Independent Directors periodically discuss risk management during executive sessions without management present.

While the Board of Directors has the ultimate oversight responsibility for the risk management process, various Committees of the Board of Directors also have responsibility for risk management. In particular, the Audit Committee focuses on assessing and mitigating financial risk, including internal controls, and receives an annual risk assessment report from the company’s internal auditors. As part of its annual executive compensation review in setting executive compensation, the Compensation Committee reviews the company’s management of executive compensation and retention risks and strives to create incentives that encourage a level of risk-taking behavior consistent with the company’s business strategy. The Audit and Compensation Committees annually have a joint meeting to review incentive compensation plans for a risk assessment. The Corporate Governance and Nominating Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks associated with Board organization, membership and structure, succession planning for our Directors and Named Executive Officers (“NEOs”), and corporate governance.

From time to time the company may engage in purchase and sale transactions for office products with BC Partners or its portfolio companies. These transactions are conducted on an arms length basis and are not material to BC Partners.

Audit Committee

The company has a separately-designated standing audit committee composed of the following members: Thomas J. Colligan who is the chair of the Audit Committee, Brenda J. Gaines, Myra M. Hart, and Kathleen Mason.

All members of the Audit Committee have been determined by the Board of Directors to be Independent Directors and financially literate. In addition, our Board of Directors has determined that the following members of our Audit Committee qualify as “Audit Committee financial experts” within the meaning of the applicable regulations of the SEC: Thomas J. Colligan, Brenda J. Gaines and Kathleen Mason.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors, Executive Officers and persons who own more than 10% of Office Depot’s common stock to file reports of their holdings and transactions of Office Depot common stock with the SEC and the NYSE. Based on our records, we believe that each of our officers and Directors reported on a timely basis all transactions required to be reported by Section 16(a) during fiscal 2011.

Code of Ethics

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

Item 11. Executive Compensation.

EXECUTIVE AND DIRECTOR COMPENSATION

Compensation Discussion and Analysis

Executive Summary

The Compensation Discussion and Analysis (“CD&A”) describes our executive compensation programs for fiscal 2011 and explains how the Compensation Committee made its compensation decisions for our named executive officers (“NEOs”). The NEOs for 2011 are:

•	Chairman and Chief Executive Officer, Neil Austrian;

•	Executive Vice President and Chief Financial Officer, Michael Newman;

•	President, North America, Kevin Peters;

•	President, International, Steven Schmidt;

•	Executive Vice President, General Counsel and Corporate Secretary, Elisa Garcia;

•	Former President, International, Charlie Brown; and

•	Former Executive Vice President, Human Resources, Daisy Vanderlinde.

Our Performance in 2011

The company made measurable progress in 2011 in improving financial performance despite a lackluster global economy. Our executives successfully executed key business initiatives that are yielding early positive results. In particular, our Chairman and Chief Executive Officer has made significant progress achieving key objectives established by the Board in order to strategically position the company for a positive impact on performance in 2011 and later years. A more detailed discussion of these other key objectives can be found in “2011 Key Management Objectives and NEO Compensation” later in this CD&A.

The key financial measures on which our 2011 annual cash bonus plan was based are: earnings before interest and taxes (“EBIT”), free cash flow, and gross profit dollars, all as adjusted. The company achieved at or above the threshold level for each of these three metrics. Accordingly, all of our NEOs, except former executives Mr. Brown and Ms. Vanderlinde, earned an annual cash bonus at 86% of target for fiscal 2011.

Key 2011 Management Changes

•

Appointment of Mr. Austrian as Chairman and Chief Executive Officer: In May 2011, the Board elected Mr. Austrian, who was serving as the Interim Chairman and Chief Executive Officer (“Interim Chair and CEO”) at the time, to serve as the company’s Chairman and Chief Executive Officer (“Chair and CEO”).

•

Consolidation of North America Division: In July 2011, Mr. Austrian changed the company’s reporting structure by combining the reporting for the company’s North America Retail Division and its Business Solutions Division into one new North America Division. Mr. Peters, formerly the President, North America Retail, was promoted to the new position of President, North America. In addition, Mr. Schmidt, who was formerly the President, Business Solutions Division, became the company’s new Executive Vice President, Corporate Strategy and New Business Development. Mr. Peters also assumed responsibility for the company’s supply chain in February 2012.

•	Appointment of new President, International Division: In November 2011, Mr. Schmidt became President, International following Mr. Brown’s termination from employment.

•

Additional duties for Executive Vice President and Chief Financial Officer: Mr. Newman assumed additional duties in 2011 including, from July until February 2012, management of the company’s Supply Chain, and from July until Mr. Schmidt’s November 2011 appointment as President, International, Mr. Newman also managed the company’s Mexico and Latin America operations.

In 2011, there was no change in base salary or target bonus percentage under the annual cash bonus plan in connection with any of these position or responsibility changes other than Mr. Austrian’s appointment as Chair and CEO as described in the “Summary of Key 2011 Compensation Decisions” later in this CD&A.

Summary of Key 2011 Compensation Decisions

•

Chair and CEO compensation: In connection with his appointment as Chair and CEO in May 2011, the Compensation Committee negotiated, and the Board of Directors approved, a new letter agreement with Mr. Austrian that superseded and replaced Mr. Austrian’s interim letter agreement entered into in November 2010. Under the new letter agreement, Mr. Austrian is eligible to receive an annual base salary of $1,100,000, which is less than what he was eligible to receive as Interim Chair and CEO. Mr. Austrian’s other compensation (excluding his time-based restricted stock grant) represents 53% of his total compensation and is at-risk. The Compensation Committee felt it was critical that the Chair and CEO compensation be linked to improving shareholder value. This was accomplished through two equity grants, one of which vests based on performance and service requirements while the other vests based on service requirements only. The company and Mr. Austrian also entered into a change in control agreement which contains the same provisions as the change in control agreements provided to the other NEOs and requires the double trigger of a change in control and termination before any severance benefits become payable, as further described under the “Summary of Executive Agreements and Potential Payments Upon A Change In Control” section. Mr. Austrian is not entitled to severance upon termination prior to a change in control. In July 2011, the parties amended Mr. Austrian’s letter agreement to change the cash bonus performance and payment periods from a quarterly to an annual basis, to align with the performance and payment periods in effect for the other NEOs. There are no gross-up provisions in any of the arrangements with the Chair and CEO.

•

NEO base salary and target incentive compensation levels for 2011 remain at the same levels as 2010: As part of its annual compensation review for NEOs, the Compensation Committee decided to maintain the existing base salary and target incentive compensation levels for NEOs for 2011, as further described in the “2011 Key Management Objectives and NEO Compensation” section later in this CD&A.

•

Changes to Annual Cash Bonus metrics: The Compensation Committee changed two of the 2010 annual bonus metrics for fiscal 2011 as follows: (i) from Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) to EBIT to align with divisional metrics which focused on improving operating performance while continuing to reduce costs to drive earnings improvement, and (ii) from sales to gross profit dollars to focus the NEOs on profitable sales. The third metric, free cash flow, which was chosen to ensure ongoing liquidity and retention of creditor and vendor confidence, remained the same as the 2010 metric. The 2011 bonus metrics were designed to allow a leveraging up if objectives were “over achieved” or down if below target, but above threshold, performance resulted.

Fiscal 2011 Annual Cash Bonus payout

Due to the company’s 2011 financial performance, the NEOs (except for Mr. Brown and Ms. Vanderlinde) received a bonus at 86% of target as detailed below:

2011 Bonus Metrics	Award Weighting	Threshold Parameter (25% Payout)	Target Parameter (100% Payout)	2011 Actual Performance	Payout Percentage
EBIT*	50%	$105 million	$140 million	$122 million	32%
Free Cash Flow*	25%	$33 million	$42 million	$57 million	34%
Gross Profit Dollars*	25%	$3.297 billion	$3.47 billion	$3.422 billion	20%

*	As adjusted. See “2011 Key Management Objectives and NEO Compensation- Annual Cash Bonus” for more details on the adjustments.

•

Fiscal 2011 Long-Term Incentive Program grant: In May 2011, the Compensation Committee approved the annual long-term incentive grant to the NEOs (excluding Mr. Austrian, who was the Interim Chair and CEO at the time) which was delivered 50% in non-qualified stock options and 50% in restricted stock with all equity vesting one-third on each of the first, second, and third anniversaries of the grant date; provided that, each NEO remains in the company’s employment until each anniversary date. For 2011, all of the non-qualified stock options were granted at a 25% premium over the exercise price, which is the fair market value on the grant date.

•

Termination of Executive Medical Plan beginning in 2012: The Compensation Committee approved terminating coverage of all executives, including the NEOs, under the Executive Medical Plan beginning in 2012 after reviewing the Peer Group (described in the “Competitive Benchmarking” section later in this CD&A) and determining that an executive medical benefit is no longer necessary for a competitive executive compensation program and in response to the escalating cost of health care under the Executive Medical Plan. As of January 1, 2012, the executives are now eligible to participate in the medical, dental, vision, and pharmacy benefit programs available to the company’s broad-based full-time employees.

•

Enhancing Stock Ownership Guidelines: In October 2011, the Compensation Committee enhanced the company’s stock ownership guidelines for the executives, including the NEOs, to more closely reflect the ownership guidelines of the company’s competitors and peers and current corporate governance trends. Under the enhanced guidelines, the Chair and CEO is expected to hold company stock equal to at least either: 700,000 shares, or a multiple equal to five times his annual base salary, to be satisfied within five years of assuming his position. Under the enhanced guidelines, the other NEOs are expected to hold company stock equal to at least either: 250,000 shares, or a multiple equal to three times each individual’s annual base salary, to be satisfied within five years of becoming a Section 16(b) officer of the company. The amount of stock required to satisfy the ownership requirement must be held by each NEO until termination of employment with the company. The Compensation Committee also adopted a restriction on an NEO’s right to sell stock during the initial five year period prior to such individual satisfying the required ownership. The restriction requires that the NEO retain 50% of the net shares (after shares are disposed of to pay for taxes upon acquisition).

•

Risk assessment review: In December 2011, the Compensation Committee reviewed a risk assessment of the company’s global incentive plans and had a joint review meeting with the Audit Committee in February 2012 as part of the Compensation Committee’s oversight of risk in incentive compensation paid to employees, including the NEOs.

•

Severance arrangements with former Executive Officers: In September 2011, in connection with Mr. Brown’s termination and pursuant to the terms of his previously negotiated Executive Employment Agreement, Mr. Brown received a severance payment of $4,401,209, which included a retention bonus that the

Compensation Committee had negotiated with Mr. Brown in April 2010 in exchange for Mr. Brown waiving his walk-away right under his change in control agreement that was in effect at the time. In August 2011, in connection with Ms. Vanderlinde’s termination of employment, the Compensation Committee reviewed and approved a Separation Agreement pursuant to which Ms. Vanderlinde received a total severance payment of $1,572,296, which included amounts owed to her pursuant to her previously negotiated Employment Offer Letter Agreement and an additional payment to obtain her release of any and all claims against the company.

•

Policies affecting the compensation of NEOs, including anti-hedging and clawback policies: In February 2011, the Board adopted an anti-hedging policy which prohibits hedging transactions with respect to company securities by our Directors, executive officers and all other employees. In February 2010, the Board adopted a policy for recoupment of incentive compensation. The policy provides that if the company restates its reported financial results for any period beginning after January 1, 2010, the Board will review the bonus and other awards made to executive officers based on financial results during the period subject to the restatement. To the extent practicable and in the best interests of shareholders, the Board will seek to recover or cancel any such awards that were based on having met or exceeded performance targets that would not have been met under the restated financial results.

Key Changes to Our Compensation Practices for 2012 as a Result of Say on Pay Vote

At our April 2011 annual meeting, our shareholders voted to approve our fiscal 2010 executive compensation program, but approximately one-third of the votes cast did not support the measure. In response to concerns expressed by shareholders and as described in further detail in the “Response to 2011 Say on Pay Vote” section later in this CD&A, the Compensation Committee worked with its independent compensation consultant, Hay Group, and management to improve the company’s executive compensation programs and policies to further link NEO compensation with performance. No specific component of the program was altered for 2011 since the Compensation Committee had established the fiscal 2011 annual compensation program prior to the results of the Say on Pay Vote. However, in February 2012, the Compensation Committee made the following changes to the long-term incentive compensation program for NEOs (other than the Chair and CEO) in order to better align the interests of executive management with shareholders. The Compensation Committee is evaluating changes to the CEO compensation in light of Say on Pay.

2011 Long-Term Incentive Program	2012 Long-Term Incentive Program (following the 2011 Say on Pay Vote)

Long Term Incentive Program structure consisted solely of 50% Restricted Stock and 50% Stock Options. The whole grant had time-based vesting and a portion was also subject to a performance target:

•   Restricted Stock — Subject to time-based vesting with a three year pro-rata vesting period

•   Stock Options —

•   100% of the stock option award granted at a 25% premium on the exercise price and subject to time-based vesting with a three year pro-rata vesting period

Long Term Incentive Program structure provides an opportunity for performance-based equity and cash awards.

50% of equity award and the entire cash award is performance-based with additional time-based vesting component to promote retention and to better align interests of executive management with shareholders:

•        50% of opportunity is Restricted Stock

•        25% of opportunity: Time-based vesting with a three year pro-rata vesting period

•        25% of opportunity: Performance-based (subject to meeting EBIT threshold) and time-based vesting pro-rata over three year period

•        50% of opportunity is Cash

•        Performance-based (subject to meeting EBIT threshold) and time-based vesting pro-rata over three year period

If fiscal year 2012 performance threshold (EBIT) is not satisfied, participants receive only the time-vested restricted stock (25% of opportunity).

2011 Key Management Objectives and NEO Compensation

This section discusses the key objectives the Board set for the NEOs in 2011, the roles and responsibilities of the NEOs, and the total compensation packages for each of the NEOs in 2011.

Execution of 2011 Annual Initiatives and Impact on Company Performance

While the company made measurable progress in 2011 in improving financial performance and achieved at or above the threshold level for EBIT, free cash flow and gross profit under our annual cash bonus program, our NEOs also successfully executed the annual initiatives approved by the Board under the company’s annual operating plan. These key initiatives are intended to strategically position the company for a positive impact on performance in 2011 and later years and are discussed briefly below:

•

Improving operating performance while reducing costs. In establishing the company’s 2011 annual operating plan, the Board and management identified the need to focus on improving operating performance while continuing to reduce costs as a key component in the company’s short-term performance and long-term success. The Board established a goal of achieving an as adjusted EBIT of at least $105 million in 2011. To encourage management to focus on this key component, the Compensation Committee selected EBIT as one of the three metrics for the 2011 annual cash bonus program. The company achieved an as adjusted EBIT of $122 million in 2011.

•

Ensuring resources are available to support company’s 2011 key initiatives. The Board charged management with ensuring that sufficient human resources and financial capital were allocated to the company’s divisions and departments as needed to guarantee success in each of the key initiatives identified under the company’s 2011 annual operating plan. The Board reviewed performance of the key initiatives at each of its quarterly meetings.

•

Pricing and promotions. The Board charged management with increasing margins through implementation of strategic pricing in the Retail and Business Solutions Division businesses and through enhanced planning and IT platforms for promotions.

•

Implementing in-store customer experience initiative. In 2011, the company piloted an “In Store Customer Experience” initiative to enhance customers’ overall shopping experience in the company’s North America retail stores. This pilot initiative included: re-focusing on product training and sales coaching for store employees; establishing process improvements to streamline store functions, so store employees have more time to focus on the customers instead of administrative tasks; and simplifying in-store signage. The company is rolling out this initiative to all North America retail stores in 2012.

•

Redesigning marketing and merchandising strategies. In recent years, the company had limited its marketing and merchandising efforts as part of its cost reduction strategies. As part of the company’s desire to redesign its merchandising and marketing strategies, the company’s goal was to hire new executives to lead these efforts; and in July 2011, the company hired a new Executive Vice President & Chief Marketing Officer and appointed an Interim Head of Merchandising, who became the Executive Vice President & Chief Merchandising Officer in January 2012.

Roles and Responsibilities of NEOs and Total Compensation Paid in 2011

Chief Executive Officer. On May 23, 2011, the Board elected Mr. Austrian to serve as the company’s Chair and CEO. Mr. Austrian had been the Interim Chair and CEO since November 1, 2010.

Roles, Responsibilities, and 2011 CEO Objectives - Following Mr. Austrian’s appointment to Chair and CEO, in addition to his responsibilities for managing the company’s executive team and overseeing implementation of the annual initiatives discussed above, the Board also set certain key objectives for Mr. Austrian. The objectives are discussed briefly below:

•

Rebuilding positive company culture. As Interim Chair and CEO, Mr. Austrian personally led internal focus groups to identify the company’s strengths and weaknesses. During these focus group meetings, Mr. Austrian identified certain company culture improvements that were needed. The Board charged Mr. Austrian with rebuilding a positive company culture that focuses on commitment, accountability and continued process improvement, including considering changes to the company’s organizational structure to encourage employee commitment to the company’s success.

•

Restructuring management team. Mr. Austrian restructured his management team, consolidating all North American operations under one President, appointing a new Executive Vice President of Human Resources, and creating the enhanced roles of Executive Vice President, Chief Marketing Officer and Executive Vice President, Chief Merchandising Officer and elevating these roles to the Operating Committee level. In addition, the company implemented robust reporting and review of key initiatives performance at the Operating Committee and Board levels.

•

Focusing on CEO succession planning. In connection with Mr. Austrian’s appointment as Chair and CEO, the Board identified CEO succession planning as an important objective to be focused on over the next few years. The Board asked Mr. Austrian to focus on grooming certain executives to become possible candidates for the CEO position in the future. As a result, succession planning throughout the company has received a renewed focus.

Total Compensation — When assessing whether the company’s compensation policies align pay with performance, the Compensation Committee reviews both financial performance and execution of non-financial annual initiatives as described in this section of the CD&A. Based on these performance objectives, the Board, after consultation with the Compensation and Corporate Governance and Nominating Committees, determined that Mr. Austrian’s performance in 2011 was above expectations.

Mr. Austrian’s 2011 annual base salary was $1,100,000 beginning with his election to Chair and CEO on May 23, 2011, which is less than what he was eligible to receive as Interim Chair and CEO. Prior to such date, Mr. Austrian received a monthly base salary of $200,000 for his services as the Interim Chair and CEO. In 2011, the Compensation Committee benchmarked the Chair and CEO’s total direct compensation solely against the Peer Group (described in the “Competitive Benchmarking” section later in this CD&A) because it believes that CEO positions within the Peer Group are of similar scope and complexity. In 2011, Mr. Austrian’s base salary was approximately 7% below the median of the company’s Peer Group for 2010. Mr. Austrian’s other compensation (excluding his time-based restricted stock grant) represents 53% of his total compensation and is at-risk.

Mr. Austrian was eligible for a 2011 target bonus of 140% of his annual base salary, pro-rated for his service as Chair and CEO from May 23, 2011 through December 31, 2011, and subject to the satisfaction of the three performance metrics approved by the Compensation Committee under the 2011 annual cash bonus program for the NEOs, as described earlier in this CD&A. The target bonus percentage for Mr. Austrian is set approximately at the Peer Group median. In light of the company’s 2011 performance against the bonus metrics and the applicable pro-ration for service, Mr. Austrian’s cash bonus for 2011 is $815,015.

In lieu of a sign-on cash bonus and to incentivize future performance, Mr. Austrian was awarded two grants of restricted shares of the company’s common stock on May 23, 2011. The Board, upon recommendation of the Compensation Committee, felt it was critical that the Chair and CEO compensation be linked to improving shareholder value. This was accomplished through two equity grants, one of which vests based on performance and service requirements while the other vests based on service requirement only. The first grant of 600,000 restricted shares is subject to vesting based on a service requirement, and the second grant of 600,000 restricted shares is subject to vesting based on both service and performance requirements, as further described under the “Summary of Executive Agreements and Potential Payments Upon Termination or Change in Control.” Additionally, Mr. Austrian agreed to extend the scheduled vesting date for the unvested stock options granted to him on November 2, 2010 when he was named Interim Chair and CEO to April 30, 2013.

Other NEOs (other than the Chief Executive Officer). In addition to the Chair and CEO, the company’s currently employed NEOs include: Michael Newman, Kevin Peters, Steven Schmidt and Elisa Garcia. In this section, references to “NEO” or “NEOs” does not include the Chair and CEO. In addition, in 2011, our NEOs included two former executives: Charles Brown and Daisy Vanderlinde.

Roles and Responsibilities — The currently employed NEOs had the following roles and responsibilities in 2011:

•

Michael Newman, Executive Vice President and Chief Financial Officer. Mr. Newman was appointed Executive Vice President and Chief Financial Officer in August 2008. As Executive Vice President and Chief Financial Officer, Mr. Newman’s roles and responsibilities include managing the company’s finance, accounting, information technology, and tax departments as well as overseeing the company’s Supply Chain from July 2011 through February 2012.

•

Kevin Peters, President, North America. Mr. Peters was appointed President of the company’s new North America Division in July 2011. Previously, Mr. Peters had served as President, North America Retail since April 2010, as Executive Vice President, Supply Chain and Information Technology from March 2009 to April 2010, and as Executive Vice President, Supply Chain from when he joined the company in 2007 until March 2009. As President, North America, Mr. Peters’ roles and responsibilities include managing the company’s

North America Retail and Business Solutions Divisions as well as overseeing the company’s E-Commerce department. In February 2012, Mr. Peters also assumed responsibility for the company’s supply chain.

•

Steven Schmidt, President, International. Mr. Schmidt was appointed President, International in November 2011. Mr. Schmidt previously served as Executive Vice President, Corporate Strategy and New Business Development from July 2011, following the company’s combining its North America Retail Division and its Business Solutions Division into one new North America Division. Previously, Mr. Schmidt had been President, Business Solutions Division since joining the company in July 2007. As President, International, Mr. Schmidt’s roles and responsibilities now include managing the company’s business outside of the United States.

•

Elisa Garcia, Executive Vice President, General Counsel and Corporate Secretary. Ms. Garcia was appointed Executive Vice President, General Counsel and Corporate Secretary in July 2007. As Executive Vice President, General Counsel and Corporate Secretary, Ms. Garcia has global responsibility for legal, government relations, compliance, loss prevention, internal audit and risk management for the company and oversees more than 150 legal and compliance professionals located in the United States, Europe and Asia.

Total Compensation — The Compensation Committee evaluates the contributions of the NEOs primarily against the company’s corporate performance and execution of the company’s non-financial annual initiatives rather than focusing on each NEO’s individual business unit or function. The Compensation Committee believes that the NEOs share the responsibility for implementing the key initiatives of the annual operating plan and driving the performance of the company, as the key members of management. However, the Compensation Committee also takes into consideration each NEO’s individual role and performance based on: (i) the size, scope, and complexity of the NEO’s role, (ii) the NEO’s relative position compared to market pay for the Peer Group based on available proxy data, (iii) long-term contributions, performance, and growth potential, and (iv) retention considerations. In addition, in certain cases, Hay Group survey data is utilized to review the compensation of the NEOs since proxy information does not typically reflect the actual job content of some NEOs.

2011 Base Salary — The Compensation Committee reviews the NEO base salaries each year and considers the company’s financial performance and execution of the company’s non-financial annual initiatives in the prior year as well as the company’s compensation objectives, market competitiveness, and any changes in positions or responsibilities of NEOs. During the review process in February 2011, based on the company’s performance in 2010, the Compensation Committee did not increase base salaries of the NEOs for 2011 even though base salaries were below the Peer Group median. The annual base salary for each of the NEOs in 2011 was as follows: $625,000 for Messrs. Newman, Peters, Schmidt, and Brown and $440,000 for Ms. Garcia and Ms. Vanderlinde. On average, these NEOs’ base salaries were about 8% below the median of the Peer Group based on available 2010 survey data. However, the Compensation Committee believes that, based on the company’s overall performance in 2011, its decision not to increase salaries for the NEOs in 2011 was consistent with its compensation philosophy and objectives of aligning executive compensation with shareholder interests and paying for performance. Despite the changes in roles and responsibilities of the NEOs, as described above, the Compensation Committee did not change any base salaries for the NEOs in 2011.

2011 Annual Cash Bonus — In February 2011, the Compensation Committee considered the 2011 annual operating business plan approved by the Board and the key performance measures for the company’s business in its decision to approve the following performance metrics for the NEOs under the company’s 2011 annual cash bonus plan: (1) an EBIT metric to align with divisional metrics which focused on improving operating performance while continuing to reduce costs to drive earnings improvement; (2) a free cash flow metric to ensure ongoing liquidity and retention of creditor and vendor confidence; and (3) gross profit dollars, a gross margin metric, to focus our NEOs on growing profitable sales. The change from the performance metrics used in the 2010 annual cash bonus plan (i.e., EBITDA, free cash flow, and sales) was made to align 2011 executive compensation with the company’s 2011 strategic initiatives to drive the company’s growth, and the 2011 performance metrics will be retained for the 2012 annual cash bonus plan.

The 2011 bonus metrics were designed to allow a leveraging up if objectives were “over achieved” or down if below target performance, but above the threshold resulted. The Compensation Committee did not set maximum parameters for any of the metrics, so payment could be made for extraordinary performance. The Compensation Committee believed that not imposing a ceiling would not incentivize excessive risk taking because the results for the annual incentive include the expense of the incentive, and there are controls in place to mitigate risk concerns. As an additional protection against undue risk taking, the company has a clawback policy for incentive compensation as described under “Recoupment Policy” in the “Other Policies and Matters Related to Executive Compensation” section later in this CD&A. While the Compensation Committee has negative discretion in making bonus determinations, it did not exercise its discretion with respect to the 2011 bonus.

The Compensation Committee reviewed the level of achievement for each of the bonus metrics under the 2011 annual cash bonus plan based on the company’s 2011 audited financial statements approved by the Board’s Audit Committee. For purposes of the 2011 corporate annual cash bonus plan, the company achieved EBIT of $122 million, free cash flow of $57 million, and gross profit dollars of $3.4 billion, after adjustments approved by the Finance Committee. The company achieved at or above the threshold level for each metric. When considering whether the company has reached the target performance metrics for Annual Bonus compensation, the Compensation Committee may exclude significant or unusual items that may distort the company’s performance. This ensures that executives will not be unduly influenced in their decision-making because they would neither benefit nor be penalized as a result of certain unexpected and uncontrollable or strategic events that may positively or negatively affect the performance metrics in the short-term. Therefore, the Compensation Committee determined the final achievement level by excluding unplanned and extraordinary items including: costs associated with facility closures and other downsizing activities that are considered part of a specific functional reorganization, direct costs associated with specific and approved efficiency initiatives and a denied tax refund claim. The Compensation Committee also added certain unplanned and extraordinary items in making its determination, including: a cash dividend from a joint venture, a delayed trade payables adjustment and a shrink adjustment. Following the application of these adjustments, the Compensation Committee authorized bonuses under the 2011 annual cash bonus plan to be paid at 86% of target to the NEOs. For purposes of calculating the achievement of each of the bonus metrics, the following net adjustments were made:

	EBIT (in millions)	Free Cash Flow (in millions)	Gross Profit Dollars (in millions)
As Reported(1)	$65	$69	$3,426
Extraordinary Items, Net	$57	$(12)	$(4)
Adjusted(2)	$122	$57	$3,422

(1)	As reported in the Company’s 2011 Financial Statements later in this report.

(2)	2011 annual cash bonus plan metric achievement.

Messrs. Newman, Peters, Schmidt and Brown were eligible for a 2011 target bonus of 75% of annual base salary. Ms. Garcia and Ms. Vanderlinde were eligible for a target bonus of 70% of annual base salary. The target bonus percentages for NEOs are set approximately at the Peer Group median for similarly situated NEOs. In light of the company’s 2011 performance as compared to the bonus metrics, the NEOs received the cash bonus set forth in the “Non-Equity Incentive Plan” column of the Summary Compensation Table.

2012 Base Salary and Annual Cash Bonus — The Compensation Committee approved changes in base salary and/or target bonus percentage effective as of April 1, 2012 for the following NEOs: (i) Mr. Peters’ base salary was increased to $675,000 and his target bonus percentage was increased to 85% to reflect his responsibility for all of the company’s North American business, previously handled by two business unit Presidents; (ii) the target bonus percentage for both Messrs. Newman and Schmidt was increased to 85% to reflect increases in responsibility in 2011 as a result of the changes in the company’s reporting structure and in connection with Mr. Brown’s termination from employment; and (iii) Ms. Garcia’s base salary was increased to $500,000 to recognize performance since joining the company in 2007 and to address below market base salary.

Long-Term Equity Incentive — The Compensation Committee believes that providing equity grants is an effective means to focus the NEOs on driving share price appreciation and delivering long-term value to shareholders. The 2011 equity grant to each of the NEOs was based on the Compensation Committee’s consideration of the following items: (i) long-term incentive grants to NEOs in the Peer Group, (ii) availability of shares under the 2007 Long-Term Incentive Plan and the annual “burn rate” of shares under the 2007 Long-Term Incentive Plan based on ISS calculation methodology, and (iii) the company’s recent financial performance. On May 3, 2011, the NEOs received non-qualified stock options at an option price of $5.34, which was equal to 125% of the closing stock price on such date, and restricted shares of the company’s common stock in the amounts set forth in the Grants of Plan Based Awards Table. All of the equity granted in 2011 has a three year pro-rata vesting period based on the grant date, and the non-qualified stock options granted have a seven year exercise period. See “Response to 2011 Say on Pay Vote” for a discussion of changes made to the long-term equity incentive program for fiscal year 2012.

Retention Payments — In 2010, in connection with the resignation of Steve Odland, the company’s former Chief Executive Officer, the company entered into a Retention Agreement with Mr. Newman under which he is eligible to earn a retention payment of up to $1,937,500 payable in two installments – upon the filing of the Annual Reports on Form 10-K for the fiscal years ended December 31, 2010 and December 31, 2011. The Compensation Committee felt that it was important at the time of Mr. Odland’s departure and in light of the uncertainty at the CEO position to retain the company’s Chief Financial Officer for the next two annual reporting cycles. On March 11, 2011, Mr. Newman received the first payment of $937,500 under his Retention Agreement.

In addition, in 2010, the company entered into a Retention Agreement with Ms. Garcia under which she is eligible to earn a retention payment of up to $1,500,000 payable in three equal installments, as long as she remains actively employed with the company until each Retention Payment Date (as defined in the Retention Agreement). The Compensation Committee felt that stability in the corporate governance area was important for the company and therefore entered into the Retention Agreement with Ms. Garcia. The first payment to Ms. Garcia pursuant to the Retention Agreement was made on November 10, 2011.

As discussed further below, in connection with his termination, in September 2011, Mr. Brown received a $3 million retention bonus that the Compensation Committee had negotiated with Mr. Brown in April 2010 in exchange for Mr. Brown waiving his walk-away right under his change in control agreement which was in effect at the time.

Arrangements with Former Executive Officers. In September 2011, Mr. Brown, President, International, was terminated from employment. In connection with his termination and pursuant to the terms of his previously negotiated Executive Employment Agreement, Mr. Brown was entitled to receive a severance payment of $4,401,209, which included a $3 million retention bonus that the Compensation Committee had negotiated with Mr. Brown in April 2010 in exchange for Mr. Brown waiving his walk-away right under his change in control agreement which was in effect at the time. For additional information on Mr. Brown’s severance payment, see “Summary of Executive Agreements and Potential Payments Upon Termination or Change in Control.” In August 2011, Ms. Vanderlinde, Executive Vice President of Human Resources, was terminated, and pursuant to her Separation Agreement, received a severance payment of $1,572,296, which included amounts owed to her pursuant to her previously negotiated Employment Offer Letter Agreement and an additional payment to obtain her release of any and all claims against the company.

Response to 2011 Say on Pay Vote. At the company’s 2011 Annual Shareholders Meeting, the company had on the ballot, for the first time, a non-binding resolution for shareholders to approve elements of the compensation of the NEOs, as described in the CD&A, the compensation tables, and the accompanying narrative disclosure issued with respect to that meeting. Although the company’s 2010 compensation program for NEOs received a passing vote on its Say on Pay proposal at its 2011 Annual Shareholders Meeting in April, approximately one-third of the votes cast did not support the measure. As a result, the company engaged in dialogue with its largest shareholders, as explained below, and the Compensation Committee considered the concerns of shareholders as evidenced by the vote, and continued to focus on changes to further strengthen the link between NEO compensation and performance.

In connection with the 2011 Say on Pay vote, the company and the Compensation Committee Chair engaged in thorough discussions of the executive compensation program with certain of the company’s largest shareholders. A number of these shareholders informed us that the dialogue had enabled them to increase their understanding of the company’s compensation program. Several of these shareholders focused on matters related to:

•	The desire that long-term compensation be linked to long-term performance of the company;

•	The combined role of Chair and CEO; and

•	The membership on the Compensation Committee of Raymond Svider, a representative of BC Partners.

The Compensation Committee has reviewed the investor feedback received in connection with the 2011 Annual Meeting and has deliberated extensively concerning the results of the 2011 Say on Pay vote on fiscal 2010 executive compensation. No specific component of the program was altered for 2011 based on shareholder feedback, since it was received after the Compensation Committee had established the fiscal 2011 annual compensation program. However, as a result of the investor feedback, as well as the discussions with Hay Group, our compensation consultant, and management, the Compensation Committee approved a newly designed long-term incentive program for fiscal year 2012 to continue to align the interests of executive management with shareholders while providing stretch goals and retention value for the NEOs (other than the Chair and CEO):

•	The 2012 Long-Term Incentive Program provides an award based on a targeted value broken down as follows:

•	25% of the value of the grant in restricted stock, vesting one-third each year for 3 years;

•	25% of the value of the grant in performance-based restricted stock units, with a one year performance period, and time-based vesting one-third each year for 3 years; and

•	50% of the value of the grant in performance-based cash, with a one year performance period, and time-based vesting one-third each year over 3 years.

•

The performance cash and performance stock units are based on whether the company achieves an EBIT target set by the Board under the 2012 annual operating plan, with the EBIT metric designed to allow a leveraging up if 2012 results exceed the EBIT target, subject to a maximum EBIT, or a leveraging down if 2012 results are below target, but at or above a threshold EBIT. If actual EBIT for 2012 is less than threshold, then the performance cash and performance stock units are forfeited and only the time-vested restricted stock (25% of opportunity) will remain outstanding.

The Compensation Committee is evaluating changes to the CEO’s compensation in light of Say on Pay.

The company chose not to make changes regarding certain matters raised by shareholders, including:

•	Regarding the combined role of Chair and CEO, the company believes this is an effective leadership structure for the company at this time.

•

Regarding the membership on the Compensation Committee of Raymond Svider, a representative of BC Partners, the company believes that the participation of a 20% owner of the company on the Compensation Committee is a good practice since such a director is highly motivated to rigorously oversee compensation and is well-positioned to exercise independent judgment regarding compensation. In fact, the interests of representatives of major shareholders are generally aligned with those of other shareholders with respect to the oversight of executive compensation.

Compensation Framework

The goal of the company’s compensation program for NEOs is to retain and reward executives who create long-term value for shareholders without excessive risk taking. This section discusses the Compensation Committee’s compensation philosophy; the roles of the Compensation Committee, the Board, management, and independent compensation consultants in establishing NEO compensation; peer group benchmarking; and the importance of pay-for-performance and aligning shareholder interests in designing NEO compensation.

Compensation Philosophy

The executive compensation program is constructed to align the interests of executive management with shareholders, attract and retain highly qualified individuals, and create long-term value while not incentivizing excessive risk taking. The Compensation Committee is guided by the following key principles in determining the compensation structure for the company’s executives:

Competition. Compensation should reflect the competitive marketplace, so the company can attract, retain, and motivate talented executives throughout the volatility of business cycles.

Accountability for Business Performance. Compensation should be tied in part to the company’s financial and operating performance, so that executives are held accountable through their compensation for the performance of the businesses for which they are responsible and for achieving the company’s annual operating plan.

Accountability for Long-Term Performance. Compensation should include meaningful incentives to create long-term shareholder value while not incentivizing excessive risk taking.

To implement the key principles, the compensation structure consists of the following elements: base salary, performance-based annual cash bonus, and long-term cash and equity incentives. Balanced benefits that align with those provided to the larger employee population are also provided. Perquisites are only provided to attract and retain talented executives, as competitively necessary.

Base Salary. The base salary component is designed to provide a competitively comparable fixed amount of compensation that is less than a majority of total target compensation, which is comprised of base salary, short and long-term incentives, and benefits.

Annual Cash Bonus. The performance-based annual cash bonus is designed to link compensation to shareholder interests. Bonus target percentages are set targeting toward the median of the Peer Group, and the bonus is paid at target for reaching annual operating plan financial goals but is leveraged up and down for above and below plan performance, respectively. The total target cash level approximates the Peer Group median when the company meets its performance goals. The annual cash bonus plan is designed to provide increased incentive payouts when company performance significantly exceeds target levels, and to provide reduced incentive payouts when performance is below target but above threshold levels. The annual cash bonus plan design may also include a discretionary portion of the annual performance-based cash bonus to enable the Compensation Committee to address issues such as risk, quality of performance, and adherence to the company’s Code of Ethical Behavior. The Compensation Committee did not exercise discretion in fiscal 2011.

Long-Term Equity Incentive. The long-term incentive component is designed to incentivize achievement of the company’s operating plan and to balance short-term performance rewards with those for sustained long-term performance results that create value for the company’s shareholders. The long-term incentive is instrumental in retaining the NEOs and permits the granting of non-qualified stock options, restricted stock, performance shares, and/or performance-based cash. Long-term incentive opportunities are structured to be at the median of the Peer Group with opportunity for increased grants for superior performance. In 2011, a minimum of 50% of the equity component for NEOs was tied to performance.

Establishing Executive Compensation

Role of the Compensation Committee. Each year, the Compensation Committee conducts an initial review of management’s recommendations with respect to executive compensation design for the following year, evaluates these recommendations, consults with Hay Group, which is the Compensation Committee’s independent compensation consultant, and reviews the company’s Peer Group data. After year-end when financial results for the prior year are available, the Compensation Committee reviews performance against targets for the prior year, approves payouts under prior year compensation plans where applicable, and reviews the proposed executive compensation design with this backdrop before providing approval of the salary, bonus target percentages, and long-term incentive grants and awards for the NEOs (other than the CEO) for the new year. Annually, the Compensation Committee recommends to the Board for approval: a payout to the CEO under prior year compensation plans where applicable, and the salary, bonus target percentages, and long-term incentive grants and awards for the CEO for the new year. The Compensation Committee also approves the metrics, including financial and performance goals, to be used in assessing annual performance and determining target annual bonuses.

During the course of the year, the Compensation Committee: reviews and approves any new employment arrangements for NEOs other than the CEO (for whom it makes recommendations to the Board and then negotiates with the CEO to implement the Board’s decisions); reviews, approves, and recommends changes in the perquisites and benefits provided to the NEOs; reviews and makes recommendations to the Board on the composition of the Peer Group used for benchmarking purposes and the company’s executive compensation programs and policies; reviews the company’s executive compensation disclosures in the company’s annual proxy statement; reviews the company’s stock ownership guidelines for the company’s NEOs and Directors against the company’s Peer Group and tracks the progress of the NEOs and Directors in satisfying such guidelines within the required time frame; approves new executive compensation plans and material amendments to existing executive compensation plans; reviews its charter and recommends changes to the Board where applicable; engages and directly monitors independent compensation consultant(s) to study and make recommendations regarding Director or NEO compensation matters; and reviews the risks related to the company’s incentive compensation practices and programs.

The Compensation Committee meets at least quarterly during which it also meets in executive session without management present.

Role of the Board. The Board receives reports from the Compensation Committee on its actions and recommendations following every Compensation Committee meeting and then acts as it determines appropriate on the Compensation Committee’s recommendations. The Board also approves the terms of the compensation package and employment agreements for the CEO.

Role of Management. The Compensation Committee believes that even the best advice of a compensation consultant or other outside advisors must be combined with the input from management and the Compensation Committee’s own individual experiences and best judgment to arrive at the proper alignment of compensation philosophy, programs, and practices.

Role of Independent Compensation Consultant. In relation to their engagement, Hay Group also provided compensation data, and reviewed and advised the Compensation Committee on: negotiating executive employment agreements, responding to shareholder concerns reflected in the 2011 Say on Pay vote, and developing the Peer Group.

Competitive Benchmarking

The Compensation Committee believes benchmarking is a useful method to gauge the compensation level for executive talent within competitive job markets that are germane to the company. The Compensation Committee reviews data gathered from Peer Group proxies as well as survey data from Hay Group for benchmarking purposes. Data from Proxy Statements and Hay Group’s retail industry survey provide specific Peer Group NEO information concerning base salaries, bonuses, long-term incentives, and benefit/perquisite prevalence. However, the Peer Group and Hay Group survey data are not used in isolation. NEO compensation also takes into consideration the company’s financial performance and the financial performance of the Peer Group. This information is then used to analyze each NEO’s individual performance and tenure in his/her current position. After a review of the benchmarking data and the other factors mentioned, the Compensation Committee determines any changes to the NEO compensation positioning, target total direct compensation structures (i.e., sum of salary, annual bonus, and equity awards), variable compensation program design, and/or benefit and perquisite offerings, if necessary. When making compensation decisions, the Compensation Committee considers each element of compensation individually, but also considers the target total direct compensation as well as the mix of compensation paid to the NEOs.

The Compensation Committee has developed specific criteria to select the company’s Peer Group and reviews the criteria annually to determine if modifications are necessary. The guiding criteria used in 2011 were the same as 2010 and included, but were not limited to: companies with revenues within one half to two times the company’s revenue, a retail or direct to customer business model, a business to business model, significant global operations, and a significant distribution function. Companies selected for the Peer Group were required to have a number of these characteristics, but not all of them.

For 2011, no changes were made to the company’s 2010 Peer Group, which consisted of the following nineteen organizations:

• Amazon.com	• J.C. Penney Co., Inc.	• Starbucks Corporation
• Arrow Electronics, Inc.	• Kohl’s Corporation	• Tech Data Corporation
• Avnet, Inc.	• Limited Brands, Inc.	• TJX Companies, Inc.
• Best Buy Co., Inc.	• Macy’s, Inc.	• W.W. Grainger
• GameStop	• OfficeMax Inc.	• Yum! Brands, Inc.
• Gap Inc.	• Rite Aid Corporation
• Genuine Parts Company	• Staples, Inc.

Aligning Executive Compensation with Shareholder Interests

The Compensation Committee believes there should be a key link between compensation and shareholder interests. The Compensation Committee recognizes that shareholder interests are protected when the company pays the NEOs competitively, but not in excess of market, relative to competitive benchmarks such as the company’s Peer Group and applicable survey data. When designing the compensation program, the Compensation Committee strives to provide an appropriate mix of different compensation elements, including short-term and long-term, fixed and variable, and cash and equity components, and to provide smaller rewards for short-term performance and larger rewards for long-term performance. The Compensation Committee also designs the compensation program to provide meaningful rewards to the NEOs which align with the short-term and long-term objectives of the company without encouraging undue risk taking.

NEOs receive their short-term, fixed, cash component in base salary, their short-term, variable, cash component under the annual cash bonus plan, and their long-term variable equity and cash components under the long-term incentive plan. Cash payments reward short-term and long-term performance, while equity rewards encourage our NEOs to deliver results over a longer period of time and serve as a retention tool. For fiscal year 2012, the cash payment under the long-term incentive program will also serve as a retention tool and the performance-based equity awards will align NEOs interests with those of stockholders. The Compensation Committee believes that a portion of NEO compensation should be at risk by basing it on the company’s operating and stock price performance over the long term, which disincentivizes taking excessive short-term risks which may negatively impact long-term performance. In establishing the total compensation package, at least half of total target compensation is awarded in variable pay. Variable pay is reviewed by the Compensation Committee on an annual basis to ensure that the metrics selected provide appropriate rewards for the achievement of the goals and priorities identified by the Board and the NEOs in the annual operating business plan as key to the company’s stability and growth.

The Compensation Committee periodically monitors the company’s incentive plans throughout the year to ensure that the incentive plans do not encourage undue risk taking and appropriately balance risk and reward consistent with the company’s enterprise risk management efforts.

Pay-For-Performance

The Compensation Committee views the annual cash bonus plan and the long-term equity incentive plan as key links between NEO compensation and the creation of shareholder value as each of these programs provide meaningful rewards to the NEOs for satisfying performance targets the Compensation Committee has identified as key drivers in the short-term and long-term success of the company.

Other Compensation

The company provides the NEOs with a set of core benefits (e.g., coverage for medical, dental, vision care, prescription drugs, annual physical, basic life insurance, long-term disability coverage, and car allowance) plus voluntary benefits that an NEO may select (e.g., supplemental life insurance). The company’s overall benefits philosophy is to focus on the provision of these core benefits, with NEOs able to use their cash compensation to obtain such other benefits as they individually determine to be appropriate. The company provides health and life insurance benefits; but consistent with the Peer Group, does not provide substantial perquisites. The following events related to the company’s benefits and perquisites for the NEOs took place in 2011:

Retirement Plans. In January 2011, the company restarted a matching contribution to the 401(k) plan for all participants, including the NEOs, to motivate and retain employees. The matching contribution is equal to 50% of employee deferrals on the first 4% of eligible earnings (up to plan limits). The matching contribution is below market. The company continues to maintain three non-qualified deferred compensation plans which remain frozen to new contributions. The company does not sponsor a pension plan.

Mr. Austrian’s Benefits and Perquisites. Mr. Austrian did not receive any of the core benefits and perquisites during his service as Interim Chair and CEO; however, effective with his election to serve as the Chair and CEO on May 23, 2011, he participates in all of the core benefits and perquisites provided to the NEOs other than the car allowance program, which he voluntarily opted out of under his letter agreement (as described in the “Summary of Executive Agreements and Potential Payments Upon Termination or Change in Control” section).

Executive Medical Plan. In October 2011, the Compensation Committee approved terminating coverage of the executives, including the NEOs, under the executive medical plan effective January 1, 2012. The executive medical plan provided enhanced medical, dental, vision, and pharmacy benefits to the executives. Due to rising health care costs, the executive medical plan has significantly increased in cost in recent years. The Compensation Committee determined that it was not prudent for the company to continue to provide benefits to the executives under the executive medical plan. As of January 1, 2012, the executives are now eligible to participate in the company’s medical, dental, vision, and pharmacy benefit programs available to the broad-based full-time employees.

NEO Employment Arrangements

The company is party to various employment arrangements, including written offer letters, employment agreements, change in control agreements, and retention agreements with certain of our NEOs, that provide for the payment of additional and future compensation of such NEOs for satisfying specified service requirements, in the event of certain types of terminations and, in some cases, in the event of a change in control of the company. The terms of these arrangements are usually established in connection with the NEOs’ initial hire by the company. The termination of employment provisions in the employment arrangements were entered into to address competitive concerns at the time the NEOs were recruited, by providing those individuals with a fixed amount of compensation that would offset the potential risk of leaving their prior employer or forgoing other opportunities to join the company.

The Compensation Committee believes the change in control agreements effectively create incentives for the NEOs to build shareholder value and to obtain the highest value possible should the company be acquired in the future, despite the risk of losing employment and potentially not having the opportunity to otherwise vest in equity awards which comprise a significant component of each NEO’s compensation. In addition, these arrangements are necessary to attract and retain qualified executives who may have other job alternatives that may appear to them to be less risky absent these arrangements, which is particularly important to the company given the high levels of competition for executive talent in the retail sector. For additional information on the employment arrangements the company is party to with certain of our NEOs, see “Summary of Executive Agreements and Potential Payments Upon Termination or Change in Control.”

Other Policies and Matters Related to Executive Compensation

Incentive Plan Risk Review. The Compensation Committee has generally reviewed, analyzed and discussed the executive compensation incentive programs in the context of how the current global economic and financial situation might affect the program. The Compensation Committee, in conjunction with the Audit Committee, received reports on all of the company’s 100+ global incentive plans, which were discussed to ensure that the plans did not incentivize excessive risk and rewarded the behavior the company wishes to reward. The committees jointly reported to the Board that they do not believe that any aspects of the compensation program encourage the NEOs to take unnecessary and excessive risks. The committees highlighted the progress the company has made in strengthening governance and ensuring a strong correlation between the company’s operating objectives and the objectives of the incentive programs. Additionally, the financial goals set forth in the corporate annual cash bonus plan are based upon performance targets that the Compensation Committee believes are attainable without the need to take inappropriate risks or make material changes to the company’s business or strategy. In addition, the 2007 Long-Term Incentive Plan awards that vest over a three-year period mitigate against taking short-term risks. Finally, the equity component of the company’s compensation program coupled with the company’s stock ownership guidelines, which expose NEOs to the loss of the value of retained equity if stock prices decline, incentivize NEOs to focus on long-term share appreciation.

Recoupment Policy. In February 2010, the Board adopted a policy for recoupment of incentive compensation. The policy provides that if the company restates its reported financial results for any period beginning after January 1, 2010, the Board will review the bonus and other awards made to executive officers based on financial results during the period subject to the restatement. To the extent practicable and in the best interests of shareholders, the Board will seek to recover or cancel any such awards that were based on having met or exceeded performance targets that would not have been met under the restated financial results.

Anti-Hedging Policy. In February 2011, the Board adopted an anti-hedging policy which prohibits hedging transactions with respect to company securities by our Directors, executive officers and all other employees.

Stock Ownership Guidelines for NEOs. The Compensation Committee believes that the NEOs should maintain a meaningful equity interest in the company through the ownership of stock. The Peer Group data includes the use of both multiples of base salary and target share amounts, with the multiple of base salary approach being the prevalent methodology in the Peer Group. In October 2011, the Compensation Committee enhanced the company’s executive stock ownership guidelines to increase the required levels of stock ownership for the Chair and CEO and for the other NEOs to more closely reflect the ownership guidelines of the company’s competitors and Peer Group and current corporate governance trends. The enhanced guidelines used for the NEOs continue to be within the target range for the Peer Group.

Under the enhanced guidelines, the Chair and CEO is expected to hold company stock equal to at least either: 700,000 shares, or a multiple equal to five times his annual base salary, to be satisfied within five years of assuming his position. Under the enhanced guidelines, the other NEOs are expected to hold company stock equal to at least either: 250,000 shares, or a multiple equal to three times each individual’s annual base salary, to be satisfied within five years of becoming a Section 16(b) officer of the company. The amount of stock required to satisfy the ownership requirement must be held by each NEO until termination of employment with the company. The Compensation Committee also adopted a restriction on an NEO’s right to sell stock during the initial five year period prior to such individual satisfying the required ownership. The restriction requires that the NEO retain 50% of the net shares (after shares are disposed of to pay for taxes and acquisition). For purposes of determining compliance with these stock ownership guidelines, the following types of equity are considered: shares held outright (including restricted stock for which the restrictions have lapsed and shares purchased on the open market), unvested restricted stock subject to time vesting requirements only, vested restricted stock units, and the spread between fair market value and exercise price for vested in-the-money stock options. The current guidelines are deemed competitive according to market data. The Compensation Committee annually reviews each NEO’s progress toward meeting the ownership guidelines. As of February 15, 2012, all of our currently employed NEOs satisfied their stock ownership requirements.

In 2012, the Compensation Committee will again review the executive stock ownership guidelines and determine if any changes are warranted in either the level of shares required to be held or in the methodology to calculate the ownership level (i.e., multiple of salary or fixed number of shares).

Deductibility of Executive Compensation. Section 162(m) of the Internal Revenue Code of 1986, as amended (“Code”), generally does not allow a tax deduction to public companies for compensation in excess of $1 million paid to the CEO or any of the other NEOs, excluding the Chief Financial Officer. Certain compensation is specifically exempt from the deduction limit to the extent that it does not exceed $1 million during any fiscal year or is “performance based” as defined in Code Section 162(m). The Compensation Committee strives to structure NEO compensation to come within the deductibility limits set in Code Section 162(m) whenever possible. However, the Compensation Committee believes that it must maintain the flexibility to take actions which it deems to be in the best interests of the company but which may not qualify for tax deductibility under Code Section 162(m).

In fiscal year 2011, the only NEO who received an annual base salary in excess of $1,000,000 was Mr. Austrian, whose annual base salary as Chair and CEO is $1,100,000. A portion of the compensation paid to Messrs. Austrian, Peters and Schmidt and Ms. Garcia will not be deductible for tax purposes for 2011 pursuant to Code Section 162(m). For fiscal year 2011, the lost deduction was approximately $1.3 million.

Regulatory Requirements. In addition to Code Section 162(m), the Compensation Committee considered other tax and accounting provisions in developing the pay programs for the NEOs. These include the special rules applicable to fair value based methods of accounting for stock compensation and the overall income tax rules applicable to various forms of compensation. While the Compensation Committee tried to compensate the NEOs in a manner that produced favorable tax and accounting treatment, the main objective was to develop fair and equitable compensation arrangements that appropriately incentivized, rewarded, and retained the NEOs.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors of the company has reviewed and discussed this Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the company’s management and, based on such review and discussion, the Compensation Committee recommended to the

Board of Directors that the Compensation Discussion and Analysis be included in the company’s Annual Report on Form 10-K for the year ended December 31, 2011 as well as in the 2012 Proxy Statement.

THE COMPENSATION COMMITTEE:

Marsha J. Evans (Chair)

W. Scott Hedrick

Raymond Svider

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal year 2011, the Compensation Committee consisted of: Lee A. Ault and David W. Bernauer (who both served through the 2011 Annual Meeting), Marsha J. Evans, W. Scott Hedrick, and Raymond Svider. All members of the Committee were Independent Directors, and no member was an employee or former employee of the company. During fiscal year 2011, none of the company’s executive officers served on the board of directors or compensation committee (or other committee serving an equivalent function) of another entity whose executive officer served on the company’s Board of Directors or Compensation Committee.

COMPENSATION PROGRAMS RISK ASSESSMENT

The Compensation Committee has assessed the company’s compensation programs and has concluded that the company’s compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the company. The company has conducted a risk assessment that included a detailed qualitative and quantitative analysis of its compensation and benefit programs to which employees at all levels of the organization may participate, including the NEOs. The Compensation Committee considered how the design of the company’s compensation programs compares to compensation programs maintained by the Peer Group. Based on the company’s assessment, the Compensation Committee believes that the company’s compensation and benefit programs have been appropriately designed to attract and retain talent and properly incentivize employees to act in the best interests of the company. The company’s programs contain various factors to ensure its employees, including the NEOs, are not encouraged to take unnecessary risks in managing the company’s business, such as:

•	oversight of compensation and benefits programs (or components of programs) by the Compensation Committee;

•	discretion provided to the Compensation Committee (including negative discretion) to set targets, monitor performance and determine final incentive award payouts;

•	oversight of compensation and benefits programs (or components of programs) by a broad-based group of functions within the company, including Human Resources;

•	a variety of programs that provide focus on both short-and long-term goals and that provide a balanced mixture of cash and equity compensation;

•	incentives focused primarily on the use of financial metrics based on the annual operating plan which is approved by the Board;

•	service-based vesting conditions with respect to equity-based awards; and

•	incentive pay recoupment policy which provides for recoupment of incentive compensation in the event of a financial restatement.

The Compensation Committee periodically monitors the company’s incentive plans throughout the year to ensure that the incentive plans do not encourage undue risk taking and appropriately balance risk and reward consistent with the company’s enterprise risk management efforts.

SUMMARY COMPENSATION TABLE

The following table provides a summary of the annual and long-term compensation that the company paid to its NEOs (or deferred for, or that was attributable to/earned) for services rendered during the 2009, 2010, and 2011 fiscal years.

Summary Compensation Table for Fiscal Years 2009 - 2011

(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)		(j)
Named Officers and Principal Positions	Year	(1) Salary ($)	Bonus ($)		(2) Stock Awards ($)	(2) Option Awards ($)	(3) Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and NQ Deferred Compensation Earnings ($)	(4) All Other Compensation ($)		Total ($)
									Total Other
Neil Austrian (5) Chief Executive Officer	2011	$1,646,154	$—		$4,284,000	$—	$815,015	$—	$71,766		$6,816,935
	2010	$415,385	$—		$—	$984,400	$—	$—	$—		$1,399,785

Michael Newman Chief Financial Officer	2011	$637,019	$937,500	(6)	$355,832	$294,840	$410,877	$—	$81,134		$2,717,202
	2010	$625,000	$468,750		$—	$1,580,200	$—	$—	$40,924		$2,714,874
	2009	$625,000	$—		$—	$200,400	$437,500	$—	$164,875		$1,427,775

Kevin Peters President, North America	2011	$637,019	$—		$355,832	$294,840	$410,877	$—	$101,769		$1,800,337
	2010	$568,077	$—		$—	$1,802,447	$247,380	$—	$55,120		$2,673,024

Steve Schmidt President, International	2011	$637,019	$—		$355,832	$294,840	$410,877	$—	$106,097		$1,804,665
	2010	$625,000	$—		$—	$1,580,200	$276,563	$—	$53,957		$2,535,720
	2009	$625,000	$—		$—	$606,200	$468,750	$—	$36,944		$1,736,894

Elisa D. Garcia Executive Vice President, General Counsel	2011	$448,462	$500,000	(7)	$203,333	$168,480	$269,974	$—	$115,157		$1,705,406

Charles Brown Former President, International	2011	$471,154	$—		$355,832	$294,840	$—	$—	$3,471,351	(9)	$4,593,177
	2010	$625,000	$1,000,000	(8)	$—	$1,580,200	$276,563	$—	$44,543		$3,526,306
	2009	$625,000	$—		$—	$267,200	$—	$—	$653,663		$1,545,863

Daisy Vanderlinde Former Executive Vice President, Human Resources	2011	$301,231	$—		$203,333	$168,480	$—	$—	$1,627,763	(10)	$2,300,807

(1)

Column (c) is used to record salary amounts that include cash compensation earned by each NEO during fiscal years 2011, 2010 and 2009 as well as any amounts earned in those years but contributed into the 401(k) Plan at the election of the NEO. Fiscal year 2011 included an additional 53rd week which is reflected in the salary amounts for the NEOs employed though that period.

(2)

The dollar amounts in columns (e) and (f) reflect the aggregate grant date fair value of equity awards granted within the fiscal year in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 for stock-based compensation. These amounts reflect the total grant date fair value for these awards, and do not correspond to the actual value that will be recognized by each of the NEOs when received. Assumptions used in the calculation of these award amounts are included in Note A to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

(3)

The amounts in column (g) reflect cash awards earned under the 2011 Bonus Plan, which is previously discussed in more detail in the Compensation Discussion and Analysis (“CD&A”) under the “Annual Cash Bonus” section. While such amounts were earned for fiscal year 2011 performance, they will not be paid to the NEOs until March 9, 2012. Fiscal year 2011 consisted of a 53-week period.

(4)

The Other Compensation Table for Fiscal Year 2011 that follows reflects the types and dollar amounts of perquisites, other personal benefits, and severance arrangements provided to the NEOs during the fiscal year 2011. For purposes of computing the dollar amounts of the items listed in the following table, the actual out-of-pocket costs to the company of providing the perquisites, other personal benefits, and severance arrangements to the NEOs was used. Each perquisite, other personal benefit, and severance arrangement included in the Table that follows is described in more detail in the narratives immediately following the Table.

(5)

Effective May 23, 2011, Mr. Austrian was appointed as the company’s Chair and CEO. Set forth in this table is the compensation that Mr. Austrian has earned during fiscal year 2011 for his service as Interim Chair and CEO from December 26, 2010 through May 22, 2011, and as Chair and CEO from May 23, 2011 through December 31, 2011, pursuant to the terms of his letter agreements with the company, which are described under the “Summary of Executive Agreements and Potential Payments Upon Termination or Change of Control” section. In addition to the compensation described in the Summary Compensation Table and Grants of Plan-Based Award Tables, in 2011, Mr. Austrian also received stock awards for his service as a director of the company prior to his appointment as Chair and CEO, which is reflected in the “Director Compensation Table for Fiscal Year 2011.”

(6)

Pursuant to the terms of his Retention Agreement which is described under the “Summary of Executive Agreements and Potential Payments Upon Termination or Change of Control” section, Mr. Newman earned the first installment of his Retention Payment in March 2011.

(7)

Pursuant to the terms of her Retention Agreement which is described under the “Summary of Executive Agreements and Potential Payments Upon Termination or Change of Control” section, Ms. Garcia earned the first installment of her Retention Payment in November 2011.

(8)

In 2010, Mr. Brown accrued a $1,000,000 retention bonus pursuant to his amended Executive Employment Agreement, which is described under the “Summary of Executive Agreements and Potential Payments Upon Termination or Change of Control” section. This retention bonus was accrued on September 14, 2010 to be payable in connection with Mr. Brown’s termination of employment. Mr. Brown was terminated in September 2011 and received a severance payment as reported under column (i), in addition to this retention bonus.

(9)

Mr. Brown was terminated by the company on September 26, 2011. In connection with Mr. Brown’s termination of employment, he became entitled to a severance payment pursuant to the terms of his previously negotiated Executive Employment Agreement, which is described under the “Summary of Executive Agreements and Potential Payments Upon Termination or Change of Control” section. In addition to the severance payment, Mr. Brown was paid a $1,000,000 retention bonus accrued in 2010, which is disclosed in Footnote 8 above. Mr. Brown’s severance payment will be paid to him in cash on March 26, 2012 and is disclosed on the “Other Compensation Table for Fiscal Year 2011” that follows.

(10)

Ms. Vanderlinde terminated employment with the company on August 31, 2011. In connection with Ms. Vanderlinde’s termination of employment, she earned a severance payment pursuant to the terms of her Separation Agreement, which included amounts owed to her pursuant to her previously negotiated Employment Offer Letter Agreement, both of which are described under the “Summary of Executive Agreements and Potential Payments Upon Termination or Change of Control” section. Ms. Vanderlinde’s severance payment was paid to her in cash on September 7, 2011 and is disclosed on the “Other Compensation Table for Fiscal Year 2011” that follows.

Other Compensation Table for Fiscal Year 2011

Summary Compensation Table, Column (i) Components

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)		(i)	(j)
Named Officers	(1) Car Allowance	(2) Exec Med	(3) Exec Welfare	(4) 401k Match	(5) Personal Aircraft Usage	(6) Charitable Contributions	Severance		(9) Company Event	Total
Neil Austrian	$—	$26,561	$10,340	$—	$18,879	$10,000	$—		$5,986	$71,766
Michael Newman	$15,900	$51,457	$8,877	$4,900	$—	$—	$—		$—	$81,134
Kevin Peters	$15,900	$60,393	$8,603	$4,900	$—	$—	$—		$11,973	$101,769
Steve Schmidt	$15,900	$49,710	$11,114	$4,900	$—	$12,500	$—		$11,973	$106,097
Elisa D. Garcia	$15,900	$61,144	$8,213	$4,900	$—	$25,000	$—		$—	$115,157
Charles Brown	$11,760	$46,166	$7,316	$4,900	$—	$—	$3,401,209	(7)	$—	$3,471,351
Daisy Vanderlinde	$10,680	$33,140	$6,747	$4,900	$—	$—	$1,572,296	(8)	$—	$1,627,763

(1)	The amounts in column (b) reflect the payments made to each NEO during fiscal year 2011 as part of the Executive Car Allowance Program.

(2)

The amounts in column (c) reflect the cost to the company for insurance premiums (medical, dental and vision) and health physicals in connection with the NEOs’ participation in the Executive Benefits Program. As discussed further in the CD&A under the “Summary of Key 2011 Compensation Decisions,” the Compensation Committee approved terminating coverage of all executives, including the NEOs, under the Executive Medical Plan beginning in 2012. As of January 1, 2012, the executives are now eligible to participate in the medical, dental, vision and pharmacy benefit programs available to the company’s broad-based full-time employees.

(3)

The amounts in column (d) reflect the cost to the company for insurance premiums associated with welfare benefits (LTD, STD, basic life insurance and AD&D) in connection with the NEOs’ participation in the Executive Benefits Program. Amounts also include imputed income for premiums paid on life insurance in excess of $50,000.

(4)

The amounts in column (e) reflect the company cost of matching contributions under our 401(k) Plan of up to 2% of eligible compensation for the 2011 fiscal year subject to the IRS annual compensation limits. As discussed in the “Retirement Plans” section of the CD&A, the company restarted a matching contribution to the 401(k) Plan for all participants beginning January 2011.

(5)

The amount in column (f) reflects the incremental cost of personal use of company leased aircraft. The amount includes the actual cost of fuel and additives, trip-related crew hotels and meals, in-flight food and beverages, landing and ground handling fees, hangar or aircraft parking costs, certain other smaller variable costs for each personal trip leg plus an allocation of maintenance costs based on the per mile cost to maintain the planes multiplied by the number of personal miles flown. Fixed costs that would be incurred in any event to operate company aircraft (e.g., aircraft and hangar lease costs, depreciation, and flight crew salaries) are not included. Mr. Peters’ personal use of company leased aircraft resulted in no incremental cost to the company.

(6)	The amount in column (g) represents the cost of company matching contributions on behalf of the NEOs to eligible charitable organizations under the 2011 Executive Matching Gifts Program.

(7)

Reflects the severance payment payable to Mr. Brown in connection with his termination in September 2011 and pursuant to the terms of his previously negotiated Executive Employment Agreement. In connection with his termination, in addition to the $1 million retention award as described in footnotes 9 and 10 to the Summary Compensation Table, Mr. Brown became entitled to receive: 1) cash severance of $937,500; 2) $2,000,000 retention bonus, 3) 2011 pro-rated bonus at target; and 4) 18 times COBRA and other welfare benefit plan monthly premiums. Payment of all amounts will be paid to him in cash on March 26, 2012.

(8)

In August 2011, Ms. Vanderlinde, Executive Vice President of Human Resources, was terminated, and pursuant to her Separation Agreement, received a severance payment of $1,572,296 on September 7, 2011. In connection with her termination, Ms. Vanderlinde became entitled to receive: 1) $880,000 continued base salary for 24 months; 2) $616,000 for two times 2011 bonus at target; and 3) $76,296 for COBRA and other welfare benefit plan monthly premiums.

(9)	Represents payments to Messrs. Austrian, Peters and Schmidt for personal expenses incurred while attending a company-sponsored event and the related gross-up payments for the event.

Grants of Plan-Based Awards in Fiscal Year 2011

(a)	(b)	(c-e)			(f-h)				(i)		(j)	(k)	(l)
Named Officers	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares/Units		All Other Option Awards: Number of Securities Underlying Options (#)	(4) Exercise or Base Price of Option Awards ($/Sh)	(5) Grant Date Fair Value
		(1) Threshold ($)	(1)(2) Target ($)	(1) Maximum ($)	Threshold (#)	(3) Target (#)		Maximum (#)
Neil Austrian	5/23/2011	$236,923	$947,692	NA	—	—		—	600,000	(6)	—	—	$2,412,000
	5/23/2011					600,000	(6)		—		—	—	$1,872,000
Michael Newman	5/3/2011	$119,441	$477,764	NA	—	140,000	(O)	—	—		—	$5.34	$294,840
	5/3/2011					83,333	(R)	—	—		—	—	$355,832
Kevin Peters	5/3/2011	$119,441	$477,764	NA	—	140,000	(O)	—	—		—	$5.34	$294,840
	5/3/2011					83,333	(R)	—	—		—	—	$355,832
Steve Schmidt	5/3/2011	$119,441	$477,764	NA	—	140,000	(O)	—	—		—	$5.34	$294,840
	5/3/2011					83,333	(R)	—	—		—	—	$355,832
Elisa D. Garcia	5/3/2011	$78,481	$313,923	NA	—	80,000	(O)	—	—		—	$5.34	$168,480
	5/3/2011					47,619	(R)	—	—		—	—	$203,333
Charles Brown	5/3/2011	$119,441	$477,764	NA	—	140,000	(O)	—	—		—	$5.34	$294,840
	5/3/2011					83,333	(R)	—	—		—	—	$355,832
Daisy Vanderlinde	5/3/2011	$78,481	$313,923	NA	—	80,000	(O)	—	—		—	$5.34	$168,480
	5/3/2011					47,619	(R)	—	—		—	—	$203,333

(1)

Column (c) reflects the minimum payments each NEO could expect to receive if the company reached at least its threshold performance goal in fiscal year 2011 under the 2011 Annual Corporate Bonus Plan. Fiscal year 2011 consisted of a 53-week period which is reflected in the payout amounts. Threshold was set at 25% of target for all NEOs. The Bonus Plan award was based upon the company’s ability to meet annual financial performance targets set by the Compensation Committee. Each of the company’s financial performance goals were targeted to pay out at 100% upon achievement. Maximum parameters were not set for any of the metrics, so payment could be made for extraordinary performance. Performance below the Plan threshold resulted in no bonus being paid for that metric. Further description of the 2011 Annual Corporate Bonus Plan is discussed in the “Annual Cash Bonus” section.

(2)

The amounts shown in column (d) reflect the target payments each NEO could receive if the company reached its target performance goals in 2011 under the 2011 Annual Corporate Bonus Plan. Each NEO’s target annual bonus is expressed as a percentage of such officer’s bonus eligible earnings. For 2011, Mr. Austrian’s target bonus percentage was 140% of annual bonus eligible earnings. Mr. Austrian’s earnings as Interim CEO and Chair were not eligible for the annual bonus. For 2011, the target bonus percentage was 75% of annual bonus eligible earnings for Messrs. Newman, Peters, Schmidt and Brown and 70% of annual bonus eligible earnings for Mlles. Garcia and Vanderlinde.

(3)

Column (g) represents awards of nonqualified stock options and restricted stock shares granted under the company’s 2007 Long-Term Incentive Plan (the “2007 LTIP”). The (O) reflected next to the target share amounts above is used to designate nonqualified stock options granted at a 25% premium price, and the (R) reflected next to the target share amounts is used to designate restricted stock shares. All options and restricted shares granted under the 2011 annual long-term incentive grant vest pro-rata over the three-year period following the grant date.

(4)

Under the 2007 LTIP, grants of stock options must have an exercise price equal to or greater than their “fair market value” on the grant date. The 2007 LTIP defines “fair market value” as the closing stock price on the New York Stock Exchange on the grant date.

(5)

Computed in accordance with FASB ASC Topic 718 for stock-based compensation. See Note A of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 regarding assumptions underlying valuation of equity awards.

(6)

When Mr. Austrian was appointed as the company’s Chair and CEO, in lieu of a sign-on cash bonus and to incentivize future performance, he was awarded two grants of restricted shares of the company’s common stock on May 23, 2011. The first grant of 600,000 restricted shares is subject to vesting based on a service requirement, and the second grant of 600,000 restricted shares is subject to vesting based on both service and performance requirements, as further described under the “Summary of Executive Agreements and Potential Payments Upon Termination or Change in Control. ”

Outstanding Equity Awards at 2011 Fiscal Year-End

	Option Awards							Stock Awards
(a)	(b)		(c)		(d)	(e)	(f)	(g)		(h)	(i)		(j)
Named Officers	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		(18) Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
PEO - Neil Austrian	7,500	(1)	—	—	—	$19.7250	4/25/12	—	—	—	—		—
	7,500	(1)	—	—	—	$11.4850	2/14/13	—	—	—	—		—
	7,500	(1)	—	—	—	$17.5450	2/18/14	—	—	—	—		—
	15,611	(1)	—	—	—	$33.0650	2/14/13	—	—	—	—		—
	44,155	(1)	—	—	—	$11.2700	3/5/15	—	—	—	—		—
	38,736	(1)	—	—	—	$0.8500	3/4/16	—	—	—	—		—
	133,333	(2)	266,667	—	—	$4.4300	11/2/17	—	—	—	—		—
	—	—	—	—	—	—	—	600,000	(3)	$1,290,000	600,000	(3)	$1,290,000
PFO - Michael Newman	403,877	(4)	—	—	—	$6.8000	8/27/15	—	—	—	—		—
	100,000	(5)	50,000	—	—	$0.8500	3/4/16	—	—	—	—		—
	100,000	(5)	50,000	—	—	$1.0625	3/4/16	—	—	—	—		—
	66,666	(6)	133,334	—	—	$7.7100	3/8/17	—	—	—	—		—
	66,666	(6)	133,334	—	—	$9.6380	3/8/17	—	—	—	—		—
	—	(7)	140,000	—	—	$5.3400	5/3/18	83,333	(7)	$179,166	—		—
Kevin Peters	75,000	(5)	37,500	—	—	$0.8500	3/4/16	—	—	—	—		—
	75,000	(5)	37,500	—	—	$1.0625	3/4/16	—	—	—	—		—
	66,666	(6)	133,334	—	—	$7.7100	3/8/17	—	—	—	—		—
	66,666	(6)	133,334	—	—	$9.6380	3/8/17	—	—	—	—		—
	24,960	(8)	49,921	—	—	$5.1300	6/8/17	—	—	—	—		—
	—	(7)	140,000	—	—	$5.3400	5/3/18	83,333	(7)	$179,166	—		—
Steve Schmidt	112,047	(9)	—	—	—	$28.7300	7/24/14	—	—	—	—		—
	233,333	(5)	233,334	—	—	$0.8500	3/4/16	—	—	—	—		—
	66,667	(5)	66,667	—	—	$1.0625	3/4/16	—	—	—	—		—
	66,666	(6)	133,334	—	—	$7.7100	3/8/17	—	—	—	—		—
	66,666	(6)	133,334	—	—	$9.6380	3/8/17	—	—	—	—		—
	—	(7)	140,000	—	—	$5.3400	5/3/18	83,333	(7)	$179,166	—		—
Elisa D. Garcia	37,500	(5)	37,500	—	—	$0.8500	3/4/16	—	—	—	—		—
	75,000	(5)	37,500	—	—	$1.0625	3/4/16	—	—	—	—		—
	37,500	(6)	75,000	—	—	$7.7100	3/8/17	—	—	—	—		—
	37,500	(6)	75,000	—	—	$9.6380	3/8/17	—	—	—	—		—
	11,822	(8)	23,644	—	—	$5.1300	6/8/17	—	—	—	—		—
	—	(7)	80,000	—	—	$5.3400	5/3/18	47,619	(7)	$102,381

Outstanding Equity Awards at 2011 Fiscal Year-End

	Option Awards							Stock Awards
(a)	(b)		(c)		(d)	(e)	(f)	(g)		(h)	(i)	(j)
Named Officers	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		(18) Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Charles Brown (16)	40,000	(10)	—	—	—	$16.0650	2/4/12	—	—	—	—	—
	40,000	(11)	—	—	—	$11.4850	2/14/13	—	—	—	—	—
	40,000	(12)	—	—	—	$17.5450	3/26/13	—	—	—	—	—
	50,000	(13)	—	—	—	$18.0850	2/11/12	—	—	—	—	—
	25,000	(14)	—	—	—	$28.2450	7/26/12	—	—	—	—	—
	285,423	(15)	—	—	—	$11.2700	3/26/13	—	—	—	—	—
	133,333	(5)	—	—	—	$0.8500	3/26/13	—	—	—	—	—
	133,333	(5)	—	—	—	$1.0625	3/26/13	—	—	—	—	—
	66,666	(6)	—	—	—	$7.7100	3/26/13	—	—	—	—	—
	66,666	(6)	—	—	—	$9.6380	3/26/13	—	—	—	—	—
Daisy Vanderlinde (17)	337,500	(5)	—	—	—	$0.8500	2/28/13	—	—	—	—	—
	112,500	(5)	—	—	—	$1.0625	2/28/13	—	—	—	—	—
	112,500	(6)	—	—	—	$7.7100	2/28/13	—	—	—	—	—
	112,500	(6)	—	—	—	$9.6380	2/28/13	—	—	—	—	—
	67,060	(8)	—	—	—	$5.1300	2/28/13	—	—	—	—	—
	80,000	(7)	—	—	—	$5.3400	2/28/13	—	—	—	—	—

(1)	Represents annual grants of stock options made to Mr. Austrian as part of his compensation for serving on the Board of Directors for prior years.

(2)

Mr. Austrian was granted non-qualified stock options to purchase 400,000 shares of common stock of the company on November 2, 2010 pursuant to and subject to the terms of the company’s 2007 LTIP. Additionally, Mr. Austrian agreed to extend the scheduled vesting date for the unvested stock options to April 30, 2013 when he was named interim Chair and CEO.

(3)

In lieu of a sign-on cash bonus and to incentivize future performance, Mr. Austrian was awarded two grants of restricted shares of the company’s common stock on May 23, 2011. The first grant of 600,000 restricted shares is subject to vesting based on a service requirement, and the second grant of 600,000 restricted shares is subject to vesting based on both service and performance requirements, as further described under the “Summary of Executive Agreements and Potential Payments Upon Termination or Change in Control.”

(4)

Represents stock options granted to Mr. Newman on August 27, 2008 under the 2007 LTIP as part of his sign-on with the company. These options vest in three equal installments beginning on the first anniversary of the grant date.

(5)

Represents an annual grant of stock options awarded on March 4, 2009 under the 2007 LTIP. 50% of the grant consisted of at-the-money options and 50% consisted of premium-priced options. The options vest in three equal installments beginning on the first anniversary of the grant date.

(6)

Represents an annual grant of stock options awarded on March 8, 2010 under the 2007 LTIP. 50% of the grant consisted of at-the-money options and 50% consisted of premium-priced options. The options vest in three equal installments beginning on the first anniversary of the grant date.

(7)

Represents an annual grant of stock options and restricted stock awarded on May 3, 2011 under the 2007 LTIP. 50% of the grant consisted of premium-priced options and 50% consisted of a grant of restricted stock. Both options and restricted stock vest in three equal installments beginning on the first anniversary of the grant date.

(8)

Represents new at-the-money stock options granted to in exchange for old out-of-the-money stock options as part of the Offer to Exchange that the company offered to its employees on June 8, 2010. Because Mr. Peters, Ms. Garcia, and Ms. Vanderlinde were not NEOs for 2009, they were eligible to participate in the exchange. The exchanged options vest pursuant to the terms of the 2007 LTIP.

(9)

Represents stock options granted to Mr. Schmidt on July 24, 2007 under the 2007 LTIP as part of his sign-on with the company. These awards vested in three equal installments beginning on the first anniversary of the grant date.

(10)

Represents an annual grant of stock options made to Mr. Brown on February 4, 2002 under the company's Long-Term Equity Incentive Plan. The grant consisted of 33,776 nonqualified stock options that vested in three equal installments beginning on the first anniversary of the grant date and 6,224 incentive stock options that cliff-vested on the third anniversary of the grant date.

(11)

Represents an annual grant of stock options made to Mr. Brown on February 14, 2003 under the company's Long-Term Equity Incentive Plan. The grant consisted of 31,293 nonqualified stock options that vested in three equal installments beginning on the first anniversary of the grant date and 8,707 incentive stock options that cliff-vested on the third anniversary of the grant date.

(12)

Represents an annual grant of stock options made to Mr. Brown on February 18, 2004 under the company's Long-Term Equity Incentive Plan. The grant consisted of 34,301 nonqualified stock options that vested in three equal installments beginning on the first anniversary of the grant date and 5,699 incentive stock options that cliff-vested on the third anniversary of the grant date.

(13)

Represents an annual grant of stock options made to Mr. Brown on February 11, 2005 under the company's Long-Term Equity Incentive Plan. The options vested in three equal installments beginning on the first anniversary of the grant date.

(14)

Represents a grant of stock options to Mr. Brown on July 26, 2005 under the company's Long-Term Equity Incentive Plan after being promoted to President of the company's International Division. The options vested in three equal installments beginning on the first anniversary of the grant date.

(15)	Represents an annual grant of stock options made to Mr. Brown on March 5, 2008 under the 2007 LTIP. The options vested in three equal installments beginning on the first anniversary of the grant date.

(16)

In connection with Mr. Brown’s termination of employment with the company, the option expiration date for each of his vested nonqualified stock option grants became the earlier of: each grant’s original expiration date, or March 26, 2013, which was eighteen months following his termination of employment as provided for under the terms of the 2007 LTIP.

(17)

In connection with Ms. Vanderlinde’s termination of employment with the company, the option expiration date for each of her vested nonqualified stock option grants became the earlier of: each grant’s original expiration date, or February 28, 2013, which was eighteen months following her termination of employment as provided for under the terms of her previously negotiated Employment Offer Letter Agreement.

(18)

Market value of unvested restricted stock awards computed by multiplying the number of shares by $2.15, the closing price of the company's common stock on the New York Stock Exchange on December 30, 2011, the last day the New York Stock Exchange was open during the company's 2011 fiscal year, which ended on December 31, 2011.

Option Exercises and Stock Vested in Fiscal Year 2011

	Option Awards		Stock Awards
(a)	(b)	(c)	(d)		(e)
Named Officers	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		(1) Value Realized on Vesting ($)
Neil Austrian	—	—	29,274	(2)	$125,000

Michael Newman	—	—	—		—

Kevin Peters	—	—	17,747	(3)	$94,946

Steve Schmidt	—	—	41,408	(3)	$221,533

Elisa D. Garcia	—	—	23,662	(3)	$126,592

Charles Brown	—	—	—		—

Daisy Vanderlinde	—	—	71,281	(4)	$298,020

(1)	Value of Restricted Stock calculated by multiplying the number of shares by the fair market value of the company’s common stock on the NYSE on the vesting date.

(2)	Represents immediate vesting of restricted stock granted in 2011 for Mr. Austrian’s annual retainer as a Director prior to becoming the Chair and CEO on May 23, 2011.

(3)	Represents three-year pro rata vesting of restricted stock granted in 2008 under the LTIP.

(4)	Represents shares of restricted stock for which vesting was accelerated under the LTIP provision of reaching the age of 60 and completing 5 years of continuous service with the company while employed.

Nonqualified Deferred Compensation

In addition to offering a traditional qualified defined contribution retirement savings plan (i.e., 401(k) plan), the company continues to maintain three non-qualified deferred compensation plans for the benefit of its executive officers, including the NEOs, which remain frozen to new contributions. The following table reflects information related to the company’s non-qualified deferred compensation plans. Information regarding the company’s 401(k) plan, which is generally available to all employees, is not included.

Nonqualified Deferred Compensation

(a)	(b)	(c)	(d)	(e)	(f)
Named Officers	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	(1) Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	(2) Aggregate Balance at Last FYE ($)
Neil Austrian	—	—	—	—	—

Michael Newman	—	—	—	—	—

Kevin Peters	—	—	—	—	—

Steve Schmidt	—	—	$112	—	$24,844

Elisa D. Garcia	—	—	—	—	—

Charles Brown	—	—	$(15,341)	$72,216	$43,443

Daisy Vanderlinde	—	—	$(77)	—	$9,182

(1)	Amounts shown in this column are not otherwise reported as compensation in the last completed fiscal year in the Summary Compensation Table.

(2)

In 2008, as permitted under the Internal Revenue Code Section 409A transition rules, participants in the non-qualified deferred compensation plans were provided with the ability to make an election to change the method of distribution of their accounts. Mr. Schmidt and Ms. Vanderlinde each made an election in 2008 to change their account distribution method and instead received a full distribution of their account in July 2009. Following the distribution of each of these NEO's account, the remaining account balance for each NEO reflects the company matching contributions that may not be withdrawn until at least six months after an NEO terminates service with the company. Mr. Brown also made an election in 2008 to change his account distribution method and received a partial distribution of his account in July 2009.

Director Compensation

In October, 2010, the Compensation Committee set the 2011 compensation for the outside Directors at an annual targeted economic value (“annual retainer fee”) of $200,000, with $75,000 to be in the form of cash and the remainder in the form of restricted stock, which is fully vested at the time of grant as required under the terms of the 2007 Long-Term Incentive Plan. The restricted stock is granted in a lump sum as soon as administratively practicable following the release of election results from the annual shareholder meeting which is held in April. The equity portion of the 2011 annual retainer fee was granted on May 3, 2011. Directors may elect to defer the time of release or payment and/or the form of payment of any shares of restricted stock by converting such stock to restricted stock units based on the stock’s closing price on the date of grant; provided that, they make the election in the prior calendar year. The purpose of this allocation of compensation with the majority of the annual retainer fee payable in restricted stock is to more closely align the compensation of the Directors with the interests of long-term shareholders of the company. The 2011 annual retainer fee is at the median compensation of the boards of directors of the company’s Peer Group for fiscal year 2010 (described in the “Competitive Benchmarking” section). A separate compensation arrangement has been established for the three Directors added to the Board in 2009 pursuant to the terms of the Investor Rights Agreement in connection with the company’s transaction with BC Partners. Because of the company’s equity held by BC Partners as a result of its securities purchase in 2009, and because the three additional representatives added to the Board are employed by BC Partners, the compensation of the BC Partner representatives for Board service is paid entirely in cash and paid to BC Partners directly instead of to the individuals. All cash paid to all of the Directors is payable in equal quarterly installments at the end of each quarter during which the Director served. No deferrals of cash are permitted.

The Audit Committee Chair receives additional compensation of $25,000 annually for serving in that role, the Lead Director and the Compensation Committee Chair each receive additional compensation of $20,000 annually for serving in their respective roles, and all other Committee Chairs each receive $15,000 annually for serving as chairs of their respective committees. The additional compensation for services as the Lead Director or as a committee chair must be taken in the form of restricted stock unless the Director elects to convert such restricted stock into restricted stock units under his or her annual election made in the prior year. By granting equity compensation to Directors using restricted stock, long-term interest of the Directors in the company is achieved without the additional risk that would be created if a stock option grant was used.

In connection with the search for a new CEO, the Board formed a Search Committee made up of Ms. Evans (Chair), Ms. Hart, Mr. Rubin and Mr. Austrian. The Search Committee members, with the exception of Mr. Austrian, received cash compensation as follows: Ms. Evans $25,000; Ms. Hart $15,000; and Mr. Rubin $15,000, which was paid to BC Partners.

In 2011, the Compensation Committee approved the continued use of the stock ownership guidelines for the Directors, which requires that all Directors, with the exception of the Directors representing BC Partners, own an amount of the company’s stock equal to one times annual retainer fee (excluding chair retainer fees) to be achieved within three years from the initial date of Board service. In addition, the Compensation Committee approved a restriction on a Director’s right to sell stock during the initial three year period prior to the Director satisfying the required ownership. The restriction requires that the Director retain 50% of net shares (after shares are disposed of to pay for taxes and acquisition). As of February 15, 2012, the current holdings for each Director is appropriate considering the current market value. Due to the current market value of the company’s common stock, three of the seven directors who are subject to the stock ownership guidelines are not at the required ownership levels and one additional director who has not satisfied the required ownership level is within his three-year time frame for compliance.

Following his appointment as Interim Chair and CEO, Mr. Austrian stepped down as Lead Director and his service on all committees of the Board requiring director independence was suspended; but he continued to serve as a Director and a member of the Finance Committee. Mr. Austrian did not receive the cash compensation portion of the company’s annual retainer fee for Directors for the period he served as Interim Chair and CEO; however, he was eligible to participate in the equity portion of the 2011 annual retainer fee. Following his election to serve as the permanent Chair and CEO on May 23, 2011, Mr. Austrian continues to serve as a Director but has not served as a member of any committee. However, he is allowed to attend any and all meetings of the Board’s committees in his capacity as CEO. Mr. Austrian has not received any compensation for his service as a Director beginning May 23, 2011.

Director Legacy Program

A predecessor company, Viking Office Products, Inc., established a director legacy program in 1996. Under this program, any member of the Viking board of directors was permitted to nominate one or more charitable organizations to receive a future charitable contribution from Viking in the amount of $1,000,000. A portion of the gift is made at the time of the Director’s retirement and the remainder is to be paid at the time of the Director’s death. In order to fund these charitable gift payments, Viking took out a life insurance policy on each Director’s life. In 1998, the company acquired Viking, and now the company is the owner and beneficiary of the policies. Director participants and their estates have no legal right to the policy or its proceeds. The company uses all of the proceeds of the life insurance policies to fund the charitable gifts designated by the Director participant. All of the premiums of the life insurance policies have been paid in full and no further premiums are required. There are no additional costs related to the maintenance of this program. After the 2011 Annual Meeting, Mr. Austrian was the only remaining participant in this program as he was the only remaining member of the Board who was a member of the board of directors of Viking. Mr. Ault, who retired from the Board effective as of the 2011 Annual Meeting, had also been a participant in this program.

Director Compensation Table for Fiscal Year 2011

(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)
Name	Fees Earned or Paid in Cash ($)	(1)(2)(3) Stock Awards ($)	(4) Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and NQ Deferred Compensation Earnings ($)	All Other Compensation		(5) Total
						Total Other
Neil Austrian (6)	—	$125,000	—	—	—	—		$125,000
Lee Ault (7)	$18,750	—	—	—	—	—		$18,750
Justin Bateman	$200,000	—	—	—	—	—		$200,000
David Bernauer (7)	$18,750	—	—	—	—	$30,000	(8)	$48,750
Thomas Colligan	$75,000	$150,000	—	—	—	—		$225,000
Marsha Evans	$100,000	$145,000	—	—	—	$4,000	(8)	$249,000
David Fuente (7)	$41,576	$140,000	—	—	—	$57,690	(9)	$239,266
Brenda Gaines	$75,000	$125,000	—	—	—	—		$200,000
Myra Hart	$90,000	$125,000	—	—	—	$30,000	(8)	$245,000
Scott Hedrick	$75,000	$160,000	—	—	—	$20,000	(8)	$255,000
Kathleen Mason	$75,000	$125,000	—	—	—	—		$200,000
James Rubin	$215,000	—	—	—	—	—		$215,000
Raymond Svider	$200,000	—	—	—	—	—		$200,000

(1)

The dollar amounts in column (c) reflect the aggregate grant date fair value of equity awards granted within the fiscal year in accordance with the FASB ASC Topic 718 for stock-based compensation. These amounts reflect the total grant date fair value for these awards, and do not correspond to the actual cash value that will be recognized by each of the Directors when received. See Note A of the consolidated financial statements in our Annual Report on regarding assumption underlying valuation of equity awards.

(2)

The “Equity Compensation Paid to Directors for Fiscal Year 2011” Table that follows represents the aggregate grant date fair value of awards of restricted stock granted to our Directors under the company’s 2007 LTIP in 2011. Annual awards are calculated by a dollar value that is then translated into restricted stock based on the closing stock price on the date of grant. The per share price of the restricted stock on the grant date of May 3, 2011 was $4.27. All restricted stock awards made to Directors were immediately vested.

(3)

As of December 31, 2011, there were no outstanding shares of restricted stock held by any Directors other than Mr. Austrian who holds restricted shares in his capacity as Chair and CEO, and accordingly it is reported in the Grants of Plan Based Awards in Fiscal Year 2011 table. Beginning in 2007, all annual grants of equity to the Directors fully vest at the grant date. As of December 31, 2011, the following Directors held the following number of restricted stock units based on our common stock: Marsha Evans 59,439, Myra Hart 44,499, Scott Hedrick 52,696 and Thomas Colligan 35,129. Please see the table “Equity Compensation Paid to Directors for Fiscal Year 2011” that follows for all equity granted in 2011.

(4)

As of December 31, 2011, the following Directors held options to purchase the following number of shares of our common stock: Thomas Colligan 0, Marsha Evans 19,368, Brenda Gaines 116,310, Myra Hart 106,625, Scott Hedrick 71,402, and Kathleen Mason 56,013.

(5)

Except for the Directors who are representatives of BC Partners, the Directors receive annual compensation of: (a) $75,000 in cash, and (b) the remainder of the annual retainer fee and chair fees, if applicable, in restricted stock as discussed further in the “Director Compensation” section. The BC Partners Directors received their 2011 compensation entirely in cash. In connection with the search for a new CEO, the Board formed a Search Committee made up of Ms. Evans (Chair), Ms. Hart, Mr. Rubin and Mr. Austrian. The Search Committee members, with the exception of Mr. Austrian, received cash compensation as follows: Ms. Evans $25,000; Ms. Hart $15,000; and Mr. Rubin $15,000, which was paid to BC Partners. These amounts are included in column (b).

(6)

Following his appointment as Interim Chair and CEO, Mr. Austrian stepped down as Lead Director and his service on all committees of the Board requiring director independence was suspended; however, he continued to serve as a Director and a member of the Finance Committee. Mr. Austrian did not receive the cash compensation portion of the company’s annual retainer fee for Directors for the period he served as Interim Chair and CEO; however, he was eligible to participate in the equity portion of the 2011 annual retainer fee in May 2011. Since Mr. Austrian’s annual equity grant for 2011 vested immediately upon its grant on May 3, 2011 following his re-election to the Board, he received the full amount of his 2011 equity compensation grant rather than a pro rata portion. Following his appointment as the Chair and CEO on May 23, 2011, Mr. Austrian continues to serve as a Director but has not served as a member of any committee. Mr. Austrian has not received any cash or equity compensation for his service as a Director since his appointment as Chair and CEO on May 23, 2011. The compensation received by Mr. Austrian as an NEO of the company is shown in the Summary Compensation Table and the Other Compensation Table for Fiscal Year 2011.

(7)

Mssrs. Bernauer, Ault and Fuente are no longer Directors of the company. Mr. Bernauer and Mr. Ault each served through to the 2011 Annual Meeting on April 21, 2011 and did not seek re-election to the Board for the following year. Mr. Fuente resigned from the Board effective July 20, 2011.

(8)

“All Other Compensation” includes the incremental cost to the company of charitable matching contributions made by the company on behalf of the Directors in the amount of $30,000 each for Mr. Bernauer and Ms. Hart, $4,000 for Ms. Evans, and $20,000 for Mr. Hedrick.

(9)

“All Other Compensation” also includes for Mr. Fuente the cost of participating in our Executive Medical Plan ($57,690). Mr. Fuente is entitled to these benefits pursuant to the residual terms of the employment agreement that the company had with Mr. Fuente when he was the CEO of Office Depot. Mr. Fuente served as CEO of Office Depot from 1987 to 2000.

Equity Compensation Paid to Directors for Fiscal Year 2011
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Directors	Grant Date	Option Awards	(1) Grant Date Fair Value of Option Awards	Stock Awards	(1) Grant Date Fair Value of Stock Awards	Total Value of Equity Awards for 2011
Neil Austrian (2)	5/3/11	—	—	29,274	$125,000	$125,000
Thomas Colligan	5/3/11	—	—	35,129	$150,000	$150,000
Marsha Evans	5/3/11	—	—	33,958	$145,000	$145,000
David Fuente	5/3/11	—	—	32,787	$140,000	$140,000
Brenda Gaines	5/3/11	—	—	29,274	$125,000	$125,000
Myra Hart	5/3/11	—	—	29,274	$125,000	$125,000
Scott Hedrick	5/3/11	—	—	37,471	$160,000	$160,000
Kathleen Mason	5/3/11	—	—	29,274	$125,000	$125,000

(1)

Amounts are determined using the fair market value of the company’s common stock on the grant date. See footnote 2 in the previous “Director Compensation Table for Fiscal Year 2011” for additional information.

(2)

In addition to the equity awards reflected in this table which he received in his capacity as a director, Mr. Austrian also received equity awards in 2011 when he was appointed as Chair and CEO, which are included in the “Grants of Plan-Based Awards in Fiscal Year 2011” Table.

SUMMARY OF EXECUTIVE AGREEMENTS AND POTENTIAL PAYMENTS

UPON TERMINATION OR CHANGE IN CONTROL

The company has entered into Employment Agreements, Offer Letters, Retention Agreements and Change in Control Agreements with the NEOs. Material items addressed in these agreements include the term of the arrangement (including renewal provisions), the elements of the executive’s compensation, the amounts and benefits payable on various termination events (including a change in control of the company) and restrictions relating to non-competition, non-solicitation and confidentiality of information imposed on the executive management, all of which are described in more detail below.

Key Definitions

Cause. The following actions constitute “cause” for all respective agreements described in this section. Differences reflect various combinations of the time at which agreements were reached, the level of the position and/or market conditions at the time of the initial hire:

Actions that Constitute “Cause”	Neil Austrian		Michael Newman(2)(3)	Kevin Peters(2)	Steven Schmidt(2)	Elisa D. Garcia(2)		Charles Brown (Former President, International Division)(2)		Daisy Vanderlinde (Former Executive Vice President, Human Resources)(2)
Willful engagement in illegal conduct or gross misconduct which is materially and demonstrably injurious to the company								X	(4)

Engagement in illegal conduct or gross misconduct in violation of the company’s Code of Ethical Behavior	X	(6)	X	X	X	X	(2)(8)	X	(2)	X	(2)

Conviction of a felony or willful malfeasance or gross negligence in discharging executive’s duties, resulting in material harm to the company	X	(1)(5)

Willful and material violation of a material provision of the company’s written policies, including the company’s Code of Ethical Behavior										X	(7)

Willful and continued failure to perform substantially executive’s duties (other than from incapacity due to physical or mental illness), after written demand for substantial performance by the Board						X	(8)

Willful and continued failure to perform substantially executive’s duties (other than from incapacity due to physical or mental illness), after written demand for substantial performance by the CEO						X	(8)	X	(4)

Continued failure to perform substantially executive’s duties, after written demand for substantial performance	X	(6)	X	X	X	X	(2)	X	(2)	X	(2)

(1)	As set forth in the Interim Letter Agreement for Neil Austrian dated November 2, 2010.

(2)	As set forth in the Change in Control Agreement dated in December, 2010.

(3)	As set forth in the Retention Agreement for Michael Newman dated November 4, 2010.

(4)	As set forth in the Executive Employment Agreement for Charles Brown as amended and restated effective December 31, 2008 and subsequently amended April 26, 2010.

(5)	As set forth in the new Letter Agreement for Neil Austrian dated May 23, 2011, these actions are defined as “good cause.”

(6)	As set forth in the Change in Control Agreement for Neil Austrian dated May 23, 2011.

(7)	As set forth in the employment letter agreement for Daisy Vanderlinde dated September 8, 2005 as amended effective December 31, 2008.

(8)	As set forth in the Retention Agreement for Elisa D. Garcia dated November 2, 2010.

Good Reason. The following actions constitute “good reason” for all respective agreements described in this section. Differences reflect various combinations of the time at which agreements were reached, the level of the position and/or market conditions at the time of the initial hire:

Actions that Constitute “Good Reason”	Neil Austrian(1)		Michael Newman(2)	Kevin Peters(2)	Steven Schmidt(2)	Elisa D. Garcia(2)	Charles Brown (Former President, International Division)		Daisy Vanderlinde(2) (Former Executive Vice President, Human Resources)
Assignment of duties inconsistent with executive’s position, authority, duties or responsibilities or any other action by the company that diminishes executive’s position, authority, duties or responsibilities							X	(3)

Failure by the company to comply with the compensation and benefit provisions of the agreement							X	(3)

Requirement that executive be based at any location not within vicinity of the company’s headquarters							X	(3)

Purported termination of executive’s employment other than as expressly permitted by the agreement							X	(3)

Material diminution of executive’s authorities, duties or responsibilities	X	(4)	X	X	X	X	X	(2)	X

Material failure by the company to comply with the compensation and benefit provisions in the agreement	X	(4)	X	X	X	X	X	(2)	X

Material change in the office or location at which executive is based or requiring executive to travel on company business to a substantially greater extent than required immediately prior to the change in control effective date	X	(4)	X	X	X	X	X	(2)	X

Material failure by the company to require the company’s successor to assume and perform the agreement	X	(4)	X	X	X	X	X	(2)	X

(1)	The Interim Letter Agreement for Neil Austrian dated November 2, 2010 and the new Letter Agreement for Neil Austrian dated May 23, 2011 do not include a reference to “Good Reason.”

(2)	As set forth in the Change in Control Agreement dated in December, 2010.

(3)	As set forth in the Executive Employment Agreement for Charles Brown as amended and restated effective December 31, 2008 and subsequently amended April 26, 2010.

(4)	As set forth in the Change in Control Agreement for Neil Austrian dated May 23, 2011

Change in Control. The following conditions constitute a “change in control” for all respective agreements described in this section. Differences reflect various combinations of the time at which agreements were reached, the level of the position and/or market conditions at the time of the initial hire:

Actions that Constitute “Change in Control”	Neil Austrian(1)(4)	Michael Newman(2)(3)	Kevin Peters(2)(3)	Steven Schmidt(2)(3)	Elisa D. Garcia (3)	Charles Brown(2)(3) (Former President, International Division)	Daisy Vanderlinde(3) (Former Executive Vice President, Human Resources)

If any person or group (other than an exempt person) becomes the beneficial owner of 30% or more of the combined voting power of the outstanding securities of the company without the approval of the company’s Board of Directors (2)

	X	X	X	X	X	X	X

If any person (other than an exempt person) is or becomes the “beneficial owner” of greater than 50% of the combined voting power of the outstanding securities of the company	X	X	X	X	X	X	X

If during any period of two consecutive years, individuals who were directors at the beginning of the period and any new directors whose election by the Board or nomination for election by the shareholders was approved by at least two-thirds of the directors then still in office cease for any reason to constitute a majority of the Board

	X	X	X	X	X	X	X

Upon consummation of a merger or consolidation of the Company with any other corporation (subject to certain exceptions)	X	X	X	X	X	X	X

Actions that Constitute “Change in Control”	Neil Austrian(1)(4)	Michael Newman(2)(3)	Kevin Peters(2)(3)	Steven Schmidt(2)(3)	Elisa D. Garcia (3)	Charles Brown(2)(3) (Former President, International Division)	Daisy Vanderlinde(3) (Former Executive Vice President, Human Resources)
Upon a sale or disposition by the Company of all or substantially all of the company’s assets, other than a sale to an exempt person	X	X	X	X	X	X	X

Upon approval by shareholders of a plan of complete liquidation or dissolution of the company	X	X	X	X	X	X	X

Acquisition by any person or group other than an exempt person of: (i) 20% or more of the combined voting power of the company’s then outstanding securities without the prior approval of the company’s Board of Directors, or (ii) greater than 50% of the combined voting power of the company’s then outstanding securities, whether or not the company’s Board of Directors has first given its approval

(1)

A “change in control” is not referenced in the Interim Letter Agreement with Neil Austrian dated November 2, 2010. A “change in control” is referenced in the new Letter Agreement with Neil Austrian dated May 23, 2011 which refers to the Change in Control Agreement with Mr. Austrian dated May 23, 2011.

(2)

Any sale or transfer by BC Partners or their affiliates of their equity interest in the company, other than a sale with other shareholders, will be disregarded for purposes of this definition. Any acquisition or continued holding by BC Partners or their affiliates of equity interests shall be disregarded for purposes of the 30% threshold.

(3)	As set forth in the Change in Control Agreement dated in December, 2010.

(4)	As set forth in the Change in Control Agreement dated with Neil Austrian dated May 23, 2011.

Agreements with Neil Austrian as Chair and Chief Executive Officer

Mr. Austrian, formerly the company’s Lead Director, Chairman of the Corporate Governance and Nominating Committee, and member of the Finance Committee, agreed to serve as the Interim Chairman and Chief Executive Officer effective November 1, 2010 until the company hired a replacement. The company and Mr. Austrian entered into a Letter Agreement dated November 2, 2010, that set forth the compensatory arrangements for Mr. Austrian (the “Interim Agreement”) in order to reflect the unique nature of the newly created interim position until a Chief Executive Officer was hired by the company. On May 23, 2011, the Board elected Mr. Austrian to serve as the company’s Chairman and Chief Executive Officer (“Chair and CEO”). The company and Mr. Austrian entered into a new Letter Agreement dated May 23, 2011 (the “Agreement”) that supersedes and replaces Mr. Austrian’s Interim Agreement and sets forth his compensatory arrangements with the company commencing May 23, 2011. The Interim Agreement and the Agreement are summarized below.

Interim Agreement and Non-Qualified Stock Option Award Agreement with Mr. Neil Austrian as Interim Chair and CEO during Fiscal Year 2011

In connection with his appointment as Interim Chair and CEO, the company entered into the Interim Agreement and a Non-Qualified Stock Option Award Agreement (the “2010 Option Agreement”), each dated November 2, 2010, with Mr. Austrian to reflect the unique nature of the newly created interim position until a permanent chief executive officer was hired by the company.

Under the Interim Agreement, Mr. Austrian was eligible to receive a monthly salary of $200,000. Mr. Austrian was also granted a non-qualified stock option to purchase 400,000 shares of common stock of the company (the “2010 Options”) under the Non-Qualified Stock Option Award Agreement dated November 2, 2010 (the “2010 Option Agreement”) pursuant to and subject to the terms of the company’s 2007 Long-Term Incentive Plan (the “2007 LTIP”). The 2010 Options were granted with an exercise price of $4.43, and with such other customary terms as determined by the Compensation Committee under the 2007 LTIP and as set forth in the 2010 Option Agreement. The 2010 Options vested with respect to one third (1/3) of the shares on the grant date of November 2, 2010, and had been scheduled to vest 1/3 on each of the first and second anniversaries of the grant date (each a “Scheduled Vesting Date”), subject to Mr. Austrian, on each Scheduled Vesting Date, continuing to serve as, (i) CEO through the date of commencement of employment of a successor CEO of the company (“Successor CEO Event”), and as (ii) a member of the Board of the Directors of the company, from and after the employment of such Successor CEO. As discussed below the Agreement modified the terms of the 2010 Options.

Under the Interim Agreement, if Mr. Austrian continued to be employed as interim CEO through the Successor CEO Event, then as of such date, the 2010 Options would vest (to the extent not previously vested) with respect to 50% of the shares subject to the 2010 Options, and the then remaining unvested shares covered by the 2010 Options would vest, subject to Mr. Austrian’s continued services as a member of the Board of Directors on the first anniversary of the Successor CEO Event. In addition, the 2010 Options, unless previously forfeited by Mr. Austrian pursuant to a Forfeiture Event (defined below), would become 100% vested upon the occurrence of any of the following events:

•

if prior to the occurrence of a Successor CEO Event, (A) Mr. Austrian’s employment as CEO of the company terminates for any reason other than because of his resignation or for termination by the company for good cause or (B) Mr. Austrian has not been re-elected to the Board, despite having offered himself as a candidate for re-election to the Board;

•

following the occurrence of a Successor CEO Event, if Mr. Austrian dies, ceases performing services as a Director upon becoming Disabled (as defined in the 2010 Option Agreement), or has not been re-elected to the Board, despite having offered himself as a candidate for re-election to the Board (other than following the occurrence of a Director Good Cause Event (defined below)); or

•	immediately prior to the date of any “Change in Control” of the company (as defined in the 2007 LTIP).

The 2010 Options would expire on November 2, 2017, subject to earlier expiration due to certain termination events as described in Section 2(b) of the 2010 Option Agreement.

Notwithstanding any of the foregoing, the unvested portion of the 2010 Options, if any, would be forfeited without consideration if Mr. Austrian resigns or his employment as CEO is terminated by the company with good cause, in either case, prior to the Successor CEO Event or, thereafter, in the event of (A) Mr. Austrian’s resignation as a member of the Board, or (B) termination for cause (as defined in the 2010 Option Agreement).

The Interim Agreement could be terminated by either party with sixty (60) days notice to the other, and would have terminated immediately upon Mr. Austrian’s death or upon termination of his employment by the company for good cause.

During his service as Interim Chair and CEO, which ended on May 22, 2011, Mr. Austrian did not receive the cash compensation portion of the company’s 2011 annual retainer for Directors, but he was eligible for the equity portion of the 2011 annual retainer for Directors, which was granted on May 3, 2011, as described in the “Director Compensation Table for Fiscal Year 2011.”

Agreement with Mr. Neil Austrian as Chair and CEO during Fiscal Year 2011

On May 23, 2011, the Board elected Mr. Austrian to serve as the company’s Chair and CEO. The company and Mr. Austrian entered into the Agreement which supersedes and replaces Mr. Austrian’s Interim Agreement and sets forth his compensatory arrangements with the company commencing May 23, 2011.

Under the Agreement, Mr. Austrian is eligible to receive an annual base salary of $1,100,000. Mr. Austrian is also eligible to earn an annual target bonus (the “Target Bonus”) equal to 140% of his base salary, with such Target Bonus to be pro-rated for the duration of 2011. Mr. Austrian’s eligibility for the Target Bonus is subject to performance targets set by the Board or the Compensation Committee. Under the Agreement (prior to the Amendment as described below), Mr. Austrian had to achieve separate quarterly performance targets determined by the Board or the Compensation Committee of the Board in good faith consultation with Mr. Austrian. In addition, Mr. Austrian had to be continuously employed with the company through the last day of the applicable calendar quarter in order to receive the bonus earned for such quarter. For each calendar quarter that Mr. Austrian satisfied the service requirement and the applicable performance targets, he was to be paid the corresponding earned bonus within 2 1/2 months following the end of such calendar quarter during which such portion of the bonus is earned. Unless otherwise determined by the Board or the Compensation Committee, Mr. Austrian’s Target Bonus opportunity under the Agreement was in lieu of his right to participate in any other annual bonus plan applicable to other company employees, except that the Board or the Compensation Committee may administer Mr. Austrian’s Target Bonus under the terms of the company’s 2008 Bonus Plan for Executive Management Employees.

On July 25, 2011, the company and Mr. Austrian entered into an Amendment to the Agreement (the “Amendment”) to change his incentive compensation from quarterly targets and payments, if any, to annual targets and payments, if any, with his 2011 performance targets to be the same as the other NEOs. No changes were made to Mr. Austrian’s Target Bonus which remains at 140% of his base salary. The Amendment also provides that for calendar year 2012 and each subsequent calendar year, Mr. Austrian shall participate in the company’s 2008 Bonus Plan for Executive Management Employees (“Executive Bonus Plan”) pursuant to such plan’s terms and in accordance with performance targets established by the Board or its Compensation Committee.

2010 Options. Pursuant to the Interim Agreement, Mr. Austrian was granted the 2010 Options, pursuant to the 2007 LTIP. As discussed above, under the 2010 Option Agreement, 1/3 of the 2010 Options vested on the grant date of November 2, 2010, and additional 1/3 installments of the 2010 Options had been scheduled to vest on each of the first and second anniversaries of such grant date. The Agreement modified the terms of the 2010 Options. Under the Agreement, 100% of the remaining unvested portion of the 2010 Options (i.e., 2/3 of the total grant) will now vest on April 30, 2013. In addition, under the Agreement, Mr. Austrian agreed that his appointment as Chair and CEO of the company did not constitute a “Successor CEO Event” under the 2010 Option Agreement (which would have resulted in a partial vesting acceleration of the 2010 Options). All other previously disclosed terms of the 2010 Option Agreement remain the same.

Restricted Stock Grants: Under the Agreement, in lieu of a sign-on cash bonus and to incentivize future performance, Mr. Austrian was awarded two grants of restricted shares of the company’s common stock (“Restricted Shares”) on May 23, 2011 (“2011 Grant Date”) pursuant to the 2007 LTIP. The first grant of 600,000 Restricted Shares is subject to vesting based on a service requirement under the 2011 Restricted Stock Award Agreement (Time Vesting) dated May 23, 2011 (“2011 Time Grant”), and the second grant of 600,000 Restricted Shares is subject to vesting based on both service and performance requirements under the 2011 Restricted Stock Award Agreement (Performance Vesting) dated May 23, 2011 (“2011 Performance Grant”), as more fully described below.

2011 Time Grant — Under the 2011 Time Grant, 100% of the 600,000 Restricted Shares will vest on April 30, 2013 if Mr. Austrian is continuously employed by the company or any subsidiary. If Mr. Austrian’s employment with the company or any subsidiary terminates voluntarily or involuntarily prior to April 30, 2013, he will forfeit 100% of the 2011 Time Grant upon such termination of employment unless one of the following occurs in which case the Restricted Shares will be accelerated:

(1) upon death or disability;

(2) upon termination without cause (as defined in the 2007 LTIP) from his position as CEO if he is subsequently not re-elected to the Board; or

(3) upon a change in control.

2011 Performance Grant — Under the 2011 Performance Grant, the 600,000 Restricted Shares will vest (in whole or in part) to the extent that the applicable “Performance Condition” and “Service Condition” (each, as defined below) have both been satisfied on or prior to April 30, 2014 (the “Termination Date”).

•

Performance Condition. The “Performance Condition” shall be satisfied: (i) for 300,000 Restricted Shares if the closing trading price of the company’s Common Stock on the New York Stock Exchange (“NYSE”) equals or exceeds $5.50 for 30 consecutive trading days, and (ii) for the additional 300,000 Restricted Shares if the closing trading price of the company’s Common Stock on the NYSE equals or exceeds $7.00 for 30 consecutive trading days.

•

Service Condition. The “Service Condition” will be satisfied for each half of the 600,000 Restricted Shares if Mr. Austrian remains continuously employed by the company or any subsidiary from the 2011 Grant Date until the later of: (i) April 30, 2013, or (ii) the date on which the applicable Performance Condition for each half of the Restricted Shares is satisfied.

Mr. Austrian will forfeit all unvested shares of the 2011 Performance Grant as of the Termination Date, or as of the date Mr. Austrian voluntarily or involuntarily terminates his employment with the company or any subsidiary, if earlier, unless the shares are subject to accelerated vesting as described below:

•

Death or Disability. If Mr. Austrian terminates employment with the company or any subsidiary before the Termination Date due to death or Disability (as defined above under the 2011 Time Grant), the Service Condition will be deemed satisfied, and: (i) to the extent that one or both of the Performance Conditions has previously been satisfied, the corresponding portion(s) of the Restricted Shares shall vest immediately, and (ii) any remaining unvested portion(s) of the Restricted Shares will vest if and when such Performance Condition(s) is achieved on or prior to the Termination Date.

•

Termination Without Cause. If Mr. Austrian is terminated by the company without Cause (as defined in the 2007 LTIP) before the Termination Date, the Service Condition will be satisfied: (i) as of the later of: (x) April 30, 2013, or (y) the date on which the applicable Performance Condition for each half of the Restricted Shares is satisfied, if he continues serving as a Director until such date, or (ii) if he is subsequently not re-elected to the Board (other than following an event that would have constituted Cause) despite offering himself as a candidate for re-election to the Board, on the date he is not re-elected to the Board. In the case of option (ii) to the extent that one or both of the Performance Conditions has been previously satisfied, the corresponding portion(s) of the Restricted Stock shall immediately become vested. Following a termination without Cause, Mr. Austrian will remain eligible to satisfy the Performance Conditions with respect to the Restricted Shares (to the extent not previously satisfied) until the Termination Date, as described above.

•	Change in Control. 100% of the 2011 Performance Grant will vest immediately prior to a Change in Control (as defined in the 2007 LTIP).

Benefits: Mr. Austrian is entitled to participate in all of the company’s benefit plans on the same basis as generally made available to other senior executives of the company, except for a car allowance, which he has waived.

Termination: The Agreement may be terminated by either party at any time and for any reason with not less than sixty (60) days notice to the other, and will terminate immediately upon Mr. Austrian’s death or upon termination of his employment by the company for “good cause” (as defined in the Agreement). The company may also terminate Mr. Austrian’s employment on less than sixty (60) days notice if Mr. Austrian becomes Disabled (as defined above under the 2011 Time Grant). Upon Mr. Austrian’s voluntary or involuntary termination, the company shall pay Mr. Austrian only his accrued base salary through such termination together with his then vested benefits pursuant to the company’s employee benefit plans (including, without limitation, any bonus earned in respect of a previously completed calendar year or other vested benefits that Mr. Austrian is entitled to receive pursuant to the Agreement).

Following his election to serve as the Chair and CEO on May 23, 2011, Mr. Austrian continues to serve as a Director but has not served as a member of any committee. However, he is allowed to attend any and all meetings of the Board’s committees in his capacity as CEO. Mr. Austrian will not receive any compensation for his service as a Director beginning May 23, 2011.

Restrictive Covenants

Mr. Austrian is also subject to a Non-Compete Agreement that subjects him to various restrictive covenants that can limit his post-employment activity. These include an eighteen month non-competition period that bars employment or engaging in any business for any competitor. Other restrictions include non-solicitation and non-interference provisions. In addition, non-disclosure provisions protect the company’s confidential information and work product.

Change in Control Agreement with Mr. Austrian Dated May 23, 2011: The Change in Control Agreement between the company and Mr. Austrian dated May 23, 2011 governs the terms and conditions of Mr. Austrian’s employment with the company for the one year period following the date of a change in control (as defined in the agreement). During this period, if the company terminates Mr. Austrian’s employment other than for cause, death or disability or if Mr. Austrian resigns for good reason (as such terms are defined in the agreement) following the change in control, Mr. Austrian will be eligible to receive:

•	certain accrued compensation, obligations and other benefits (as provided in the agreement);

•	a pro rata portion of the target annual bonus;

•	two times the sum of annual base salary and target annual bonus;

•	a payment of 18 times the company’s monthly COBRA premium for the type of coverage in effect for executive on the date of termination; and

•	a 24-month executive outplacement services package.

If Mr. Austrian dies or the company terminates Mr. Austrian’s employment on account of disability following the change in control, Mr. Austrian will be eligible to receive the payments and benefits described in the first two bullets above.

Agreements with Michael Newman, Executive Vice President and Chief Financial Officer

The company’s Executive Vice President and Chief Financial Officer, Michael Newman, is employed pursuant to the terms of an employment offer letter agreement dated August 22, 2008, which was subsequently amended effective December 31, 2008 to bring the agreement into documentary compliance with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). In addition, the agreement was further amended effective April 23, 2010 to recognize the change in Mr. Newman’s target bonus percentage under the annual cash bonus plan from 70% to 75% of his base salary beginning with the 2010 performance period. The company is also party to a retention agreement with Mr. Newman dated November 4, 2010 and a Change in Control Agreement with Mr. Newman dated December 17, 2010.

Employment Offer Letter Agreement with Mr. Newman Dated August 22, 2008, As Amended Effective December 31, 2008 and April 23, 2010

Mr. Newman is eligible to receive the following:

•	a base salary of $625,000 per annum, subject to annual review by the Compensation Committee;

•	the right to participate in the company’s bonus plans and equity plans for senior executive officers; and

•	certain benefits and perquisites.

Mr. Newman’s employment is terminable at will by either Mr. Newman or the company. If Mr. Newman’s employment is involuntarily terminated by the company for no fault of his own, then he is eligible to receive:

•	A payment of 18 months of the executive’s annual base salary on the date of termination;

•

a payment of 18 times the difference between the company’s monthly COBRA premium for the type of coverage in effect for executive on the date of termination and the applicable active employee monthly premium for such coverage;

•	a pro-rata annual bonus, based on actual performance, for the year of termination; and

•	a target annual bonus for the calendar year prior to the year of termination, if the annual bonus for such year has not yet been paid as of the date of termination.

Mr. Newman’s severance entitlements are conditional upon his execution of a release of claims against the company and its affiliates, and his compliance with the terms of that release.

Restrictive Covenants

Mr. Newman is also subject to a Non-Compete Agreement that subjects him to various restrictive covenants that can limit his post-employment activity. These include an 18-month non-competition period that bars employment or engaging in any business for any competitor. Other restrictions include non-solicitation and non-interference provisions. In addition, non-disclosure provisions protect the company’s confidential information and work product.

Retention Agreement with Mr. Newman Dated November 4, 2010

Under the Retention Agreement between the company and Mr. Newman dated November 4, 2010, Mr. Newman is eligible to earn a retention payment of up to $1,937,500 (the “Retention Payment”), if he remains actively employed until the last day of the retention period which expires on the date the company files its Annual Report on Form 10K for fiscal year 2011, but no later than December 31, 2012 (the “Retention Period”). The Retention Payment is payable to Mr. Newman in two installments as follows as long as he remains actively employed with the company until the last day of the Retention Period:

(i) the first installment of $937,500 shall vest upon the earlier of: the date in 2011 that the company files its Form 10-K for the 2010 fiscal year, or December 31, 2011, and shall be payable to Mr. Newman on the earlier of: within thirty (30) days after the company files its Form 10-K for the 2010 fiscal year or December 31, 2011; and

(ii) the second installment of $1,000,000 shall vest upon the earlier of: the date in 2012 that the company files its Form 10-K for the 2011 fiscal year, or December 31, 2012, and shall be payable to Mr. Newman on the earlier of: within thirty (30) days after the company files its Form 10-K for the 2011 fiscal year or December 31, 2012.

The first payment to Mr. Newman under (i) above was made on May 11, 2011.

If prior to the vesting of one or both installments of the Retention Payment, Mr. Newman’s employment is terminated: (i) by the company as a result of a termination for cause (as defined in the agreement), or (ii) by Mr. Newman for any reason, the remaining portion of the Retention Payment which has not yet vested shall be immediately forfeited. If Mr. Newman’s employment is involuntarily terminated prior to the end of the Retention Period by the company for any reason other than cause, any such termination shall result in an immediate vesting of the remaining portion of the Retention Payment which has not yet vested. Such Retention Payment shall be payable to Mr. Newman in addition to any severance benefits that may be payable to him pursuant to the terms in his Offer Letter, as amended, upon separation from employment, or as set forth in any then applicable change in control agreement between Mr. Newman and the company. If, as a result of Mr. Newman’s misconduct, the company is required to prepare an accounting restatement due to the company’s material noncompliance with any financial reporting requirement under the securities laws, the Board may seek recoupment of the Retention Payments.

Change in Control Agreement with Mr. Newman Dated December 17, 2010: The substantive provisions of the Change in Control Agreement between the company and Mr. Newman dated December 17, 2010 accord with those described above for Mr. Austrian’s Change in Control Agreement dated May 23, 2011.

Agreements with Kevin Peters, President, North America

The company’s President, North America, Kevin Peters, is employed pursuant to the terms of an employment offer letter agreement with Mr. Peters, dated September 20, 2007, which was subsequently amended effective December 31, 2008 to bring the agreement into documentary compliance with Code Section 409A. On April 21, 2010 Mr. Peters was promoted to President, North American Retail Division and on July 17, 2011 he was promoted to President, North America. The company is also a party to a Change in Control Agreement with Mr. Peters dated December 17, 2010.

Employment Offer Letter Agreement with Mr. Peters dated September 20, 2007, As Amended Effective December 31, 2008

Mr. Peters is eligible to receive the following:

•	a base salary of $625,000 per annum, subject to annual review by the Compensation Committee;

•	the right to participate in the company’s bonus plans and equity plans for senior executive officers; and

•	certain benefits and perquisites.

Mr. Peters’ employment is terminable at will by either Mr. Peters or the company. If Mr. Peters’ employment is involuntarily terminated by the company for no fault of his own, then he is eligible to receive:

•	A payment of 18 months of the executive’s annual base salary on the date of termination;

•	a payment of 18 times the company’s monthly COBRA premium for the type of coverage in effect for executive on the date of termination;

•	a pro-rata target annual bonus for the year of termination; and

•	a target annual bonus for the calendar year prior to the year of termination, if the annual bonus for such year has not yet been paid as of the date of termination.

Mr. Peters’ severance entitlements are conditional upon his execution of a release of claims against the company and its affiliates, successors and assigns and his compliance with the terms of that release.

Restrictive Covenants

Mr. Peters is also subject to a Non-Compete Agreement that subjects him to various restrictive covenants that can limit his post-employment activity. These include an 18-month non-competition period that bars employment or engaging in any business for any competitor. Other restrictions include non-solicitation and non-interference provisions. In addition, non-disclosure provisions protect the company’s confidential information and work product.

Change in Control Agreement with Mr. Peters Dated December 17, 2010

The substantive provisions of the Change in Control Agreement between the company and Mr. Peters dated December 17, 2010 accord with those described above for Mr. Austrian’s Change in Control Agreement dated May 23, 2011.

Agreements with Steve Schmidt, President, International

The company’s President, International, Steve Schmidt, is employed pursuant to the terms of an employment offer letter agreement with Mr. Schmidt, dated July 10, 2007, which was subsequently amended effective December 31, 2008 to bring the agreement into documentary compliance with Section 409A. On July 13, 2011 Mr. Schmidt was appointed as the company’s new Executive Vice President, Corporate Strategy and New Business Development. On November 14, 2011, Mr. Schmidt was appointed as the President, International of the company. The company is also a party to a Change in Control Agreement with Mr. Schmidt dated December 16, 2010.

Employment Offer Letter Agreement with Mr. Schmidt Dated July 10, 2007, As Amended Effective December 31, 2008

Mr. Schmidt is eligible to receive the following:

•	a base salary of $625,000 per annum, subject to annual review by the Compensation Committee;

•	the right to participate in the company’s bonus plans and equity plans for senior executive officers; and

•	certain benefits and perquisites.

Mr. Schmidt’s employment is terminable at will by either Mr. Schmidt or the company. If Mr. Schmidt’s employment is involuntarily terminated by the company for no fault of his own, then he is eligible to receive:

•	A payment of 18 months of the executive’s annual base salary on the date of termination;

•	a payment of 18 times the company’s monthly COBRA premium for the type of coverage in effect for executive on the date of termination;

•	a pro-rata target annual bonus for the year of termination; and

•	a target annual bonus for the calendar year prior to the year of termination, if the annual bonus for such year has not yet been paid as of the date of termination.

Mr. Schmidt’s severance entitlements are conditional upon his execution of a release of claims against the company and its affiliates, successors, and assigns, and his compliance with the terms of that release.

Restrictive Covenants

Mr. Schmidt is also subject to a Non-Compete Agreement that subjects him to various restrictive covenants that can limit his post-employment activity. These include an 18-month non-competition period that bars employment or engaging in any business for any competitor. Other restrictions include non-solicitation and non-interference provisions. In addition, non-disclosure provisions protect the company’s confidential information and work product.

Change in Control Agreement with Mr. Schmidt Dated December 16, 2010

The substantive provisions of the Change in Control Agreement between the company and Mr. Schmidt dated December 16, 2010 accord with those described above for Mr. Austrian’s Change in Control Agreement dated May 23, 2011.

Agreements with Elisa D. Garcia, Executive Vice President, General Counsel & Corporate Secretary

The company’s Executive Vice President, General Counsel & Corporate Secretary, Elisa D. Garcia, is employed pursuant to the terms of an employment offer letter agreement dated May 15, 2007, which was subsequently amended effective December 31, 2008 to bring the agreement into documentary compliance with Section 409A of the Code. The company is also party to a retention agreement with Ms. Garcia dated November 2, 2010 and a Change in Control Agreement with Ms. Garcia dated December 17, 2010.

Employment Offer Letter Agreement with Ms. Garcia dated May 15, 2007, As Amended Effective December 31, 2008

Ms. Garcia is eligible to receive the following:

•	a base salary of $440,000 per annum, subject to annual review by the Compensation Committee;

•	the right to participate in the company’s bonus plans and equity plans for senior executive officers; and

•	certain benefits and perquisites.

Ms. Garcia’s employment is terminable at will by either Ms. Garcia or the company. If Ms. Garcia’s employment is involuntarily terminated by the company for no fault of her own, then she is eligible to receive:

•	A payment of 18 months of the executive’s annual base salary on the date of termination;

•

a payment of 18 times the difference between the company’s monthly COBRA premium for the type of coverage in effect for executive on the date of termination and the applicable active employee monthly premium for such coverage;

•	a pro-rata annual bonus for the year of termination; and

•	a target annual bonus for the calendar year prior to the year of termination, if the annual bonus for such year has not yet been paid as of the date of termination.

Ms. Garcia’s severance entitlements are conditional upon her execution of a release of claims against the company and its affiliates, and her compliance with the terms of that release.

Restrictive Covenants

Ms. Garcia is also subject to a Non-Compete Agreement that subjects her to various restrictive covenants that can limit her post-employment activity. These include an 18-month non-competition period that bars employment or engaging in any business for any competitor. Other restrictions include non-solicitation and non-interference provisions. In addition, non-disclosure provisions protect the company’s confidential information and work product.

Retention Agreement with Ms. Garcia Dated November 2, 2010

Under the Retention Agreement between the company and Ms. Garcia dated November 2, 2010, Ms. Garcia is eligible to earn a retention payment of up to $1,500,000 (the “Retention Payment”), if she remains actively employed until the last day of the retention period which expires on November 1, 2013 (the “Retention Period”). The Retention Payment is payable to Ms. Garcia in three equal installments of $500,000, with the first payment vested on November 1, 2011, the second payment vests on November 1, 2012, and the final payment vests on November 1, 2013 (each, a “Redemption Payment Date” and collectively, the “Retention Payment Dates”) as long as she remains actively employed with the company until each Redemption Payment Date.

The first payment to Ms. Garcia pursuant to the Retention Agreement was made on November 10, 2011.

If prior to the vesting of any of the three installments of the Retention Payment, Ms. Garcia’s employment is terminated: (i) by the company as a result of a termination for cause (as defined in the agreement), or (ii) by Ms. Garcia for any reason, the remaining portion of the Retention Payment which has not yet vested shall be immediately forfeited. If Ms. Garcia’s employment is involuntarily terminated prior to the end of the Retention Period by the company for any reason other than cause, any such termination shall result in an immediate vesting of the remaining portion of the Retention Payment which has not yet vested. Such Retention Payment shall be payable to Ms. Garcia in addition to any severance benefits that may be payable to her pursuant to the terms in her Offer Letter, as amended, upon separation from employment, or as set forth in any then applicable change in control agreement between Ms. Garcia and the company.

Change in Control Agreement with Ms. Garcia Dated December 17, 2010: The substantive provisions of the Change in Control Agreement between the company and Ms. Garcia dated December 17, 2010 accord with those described above for Mr. Austrian’s Change in Control Agreement dated May 23, 2011.

Agreements with Charles Brown, Former President, International Division

The company entered into an Executive Employment Agreement initially dated October 8, 2001 with Charles Brown, who was Executive Vice President and Chief Financial Officer when the Executive Employment Agreement was initially entered into and who was subsequently named President, International Division in 2005, in addition to his role as Chief Financial Officer which he maintained until a replacement was hired for such position. Mr. Brown’s Executive Employment Agreement was amended as of July 26, 2005 to recognize Mr. Brown’s promotion to President, International Division, amended and restated effective December 31, 2008 to bring the agreement into documentary compliance with Code Section 409A, and amended as of April 26, 2010 to recognize the addition of a special retention bonus in exchange for the elimination of a walk-away right which existed under the provisions of Mr. Brown’s Change in Control Agreement in effect at the time. The company was also a party to a Change in Control Agreement with Mr. Brown dated December 16, 2010.

Payment of Severance Benefits under Executive Employment Agreement for Charles Brown.

On September 26, 2011, Mr. Brown, President, International, was terminated without cause from employment. In connection with his termination without cause and pursuant to the terms of his previously negotiated Executive Employment Agreement, Mr. Brown received a severance payment of $4,401,209 which included a retention bonus that the Compensation Committee had negotiated with Mr. Brown in April 2010 in exchange for Mr. Brown waiving his walk-away right under his change in control agreement that was in effect at the time.

Executive Employment Agreement with Mr. Brown Dated October 8, 2001, As Amended Effective July 26, 2005, December 31, 2008, and April 26, 2010

The term of Mr. Brown’s Executive Employment Agreement ran until July 25, 2009, which period was automatically extended for successive one-year periods until Mr. Brown’s termination without cause in September, 2011.

Mr. Brown was eligible to receive the following:

•	a base salary of $625,000 per annum, subject to annual review and upward adjustment by the Compensation Committee;

•	an annual bonus through participation in the company’s annual bonus plan for senior executives or other bonus plans offered to him; and

•	certain benefits and perquisites.

Mr. Brown’s employment was subject to termination by the company or by Mr. Brown at any time, subject to the terms and conditions of the Executive Employment Agreement. In September 2011, Mr. Brown was terminated without cause from employment. The respective rights and obligations of Mr. Brown and the company depended upon the party that initiates the termination and the reason for the termination.

The following table summarizes the termination events (each as defined in Mr. Brown’s Executive Employment Agreement) and the payments Mr. Brown was eligible to receive upon each event.

Termination Event	Payment
1. Termination for “cause” or resignation without “good reason”	•	accrued compensation and benefits (including vested and earned but unpaid amounts under incentive plans and other employee programs); and

—•

a special retention bonus of up to $3,000,000 to the extent vested as of the termination date, with such special retention bonus to vest $1,000,000 on each of September 14, 2010, September 14, 2011, and September 14, 2012; provided that, Mr. Brown is employed with the company continuously through each vesting date.

2. Termination resulting from death or “disability”	•	accrued compensation and benefits (including vested and earned but unpaid amounts under incentive plans and other employee programs);

	—•	a pro rata portion of the target annual bonus; and

	—•	a special retention bonus of $3,000,000.

3. Termination without cause or resignation for good reason	—•	accrued compensation and benefits (including vested and earned but unpaid amounts under incentive plans and other employee programs);

	—•	one point five (1.5) times base salary;

	—•	a pro rata portion of the target annual bonus;

	—•	a payment of 18 times the company’s monthly COBRA and other welfare plan premiums for the type of coverage in effect for executive on the date of termination; and

	— •	a special retention bonus of $3,000,000.

Restrictive Covenants

Mr. Brown’s Executive Employment Agreement subjects him to various restrictive covenants that can limit his post-employment activity. These include a 12-month non-competition period that bars employment or engaging in any business for any competitor. Other restrictions include non-solicitation and non-interference provisions. In addition, non-disclosure provisions protect the company’s confidential information and work product.

Change in Control Agreement with Mr. Brown Dated December 16, 2010

The substantive provisions of the Change in Control Agreement between the company and Mr. Brown dated December 16, 2010 accorded with those described above for Mr. Austrian’s Change in Control Agreement dated May 23, 2011.

Agreements with Daisy Vanderlinde, Former Executive Vice President, Human Resources

The company’s former Executive Vice President, Human Resources, Daisy Vanderlinde was employed pursuant to the terms of an employment offer letter agreement with Ms. Vanderlinde, dated September 14, 2005, which was subsequently amended effective December 31, 2008 to bring the agreement into documentary compliance with Section 409A. The company was also a party to a Change in Control Agreement with Ms. Vanderlinde dated December 16, 2010. In August 2011, Ms. Vanderlinde, was terminated and, pursuant to a Separation Agreement, received a severance payment of $1,572,296.

Employment Offer Letter Agreement with Ms. Vanderlinde As Amended Effective December 31, 2008

Ms. Vanderlinde was eligible to receive the following:

•	a base salary of $440,000 per annum, subject to annual review by the Compensation Committee;

•	the right to participate in the company’s bonus plans and equity plans for senior executive officers; and

•	certain benefits and perquisites.

Ms. Vanderlinde’s employment was terminable at will by either Ms. Vanderlinde or the company. Except for cause, or as specified in the letter agreement, if Ms. Vanderlinde’s employment was involuntarily terminated by the company, then she was eligible to receive:

•	continued base salary for 18 months following termination;

•	reimbursement of COBRA premiums in excess of applicable active employee co-premiums for 18 months following termination;

•

a payment equal to one point five (1.5) times target annual bonus in effect for the year in which employment is terminated (provided no violation of non-compete agreement and in lieu of any other bonus with respect to the year in which termination occurs); and

•	a period of 18 months from date of termination in which to exercise any vested stock options.

Separation Agreement with Ms. Vanderlinde

In August 2011, Ms. Vanderlinde was terminated and, pursuant to a Separation Agreement with the company dated September 1, 2011, received a total severance payment of $1,572,296, which included amounts owed to her pursuant to her previously negotiated Employment Offer Letter Agreement and an additional payment to obtain her release of any and all claims against the company. In addition, pursuant to the Separation Agreement, Ms. Vanderlinde remains subject to certain restrictive covenants, discussed below, for a period of 18 months from her termination date. Ms. Vanderlinde’s severance entitlements were conditional upon her execution of a release of claims against the company and its affiliates, and her compliance with the terms of that release.

Restrictive Covenants

Ms. Vanderlinde is also subject to a Non-Compete Agreement that subjects her to various restrictive covenants that can limit her post-employment activity. These include an 18-month non-competition period that bars employment or engaging in any business for any competitor. Other restrictions include non-solicitation and non-interference provisions. In addition, non-disclosure provisions protect the company’s confidential information and work product.

Change of Control Agreement with Ms. Vanderlinde dated December 17, 2010

The substantive provisions of the Change in Control Agreement between the company and Ms. Vanderlinde dated December 17, 2010 accorded with those described above for Mr. Austrian’s Change in Control Agreement dated May 23, 2011.

TABULAR INFORMATION REGARDING POTENTIAL PAYMENTS UPON TERMINATION

OR A CHANGE IN CONTROL

The following tables quantify the potential termination and change in control payment amounts assuming a hypothetical triggering event had occurred under each of the NEO employment agreements, change in control agreements and equity plans as of December 31, 2011. The terms and conditions of the post employment and change in control provisions for each of the NEOs are described in detail above.

Potential Payments Upon Termination or a Change in Control

Neil Austrian
	Termination Resulting from Death	Termination Resulting from Disability	(1) Termination Resulting from Retirement	Termination for Cause	Involuntary Termination or Resignation w/ Good Reason Prior To Change in Control (w/o Cause)	Involuntary Termination or Resignation w/ Good Reason Upon or After Change in Control (w/o Cause)		Termination for All Other Reasons (Voluntary)	Change in Control without Termination
	(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)
Bonus	$—	$—	$—	$—	$—	$—		$—	$815,015	(2)
Benefits
Outplacement	$—	$—	$—	$—	$—	$30,000 (6)		$—	$—
Long-Term Incentive or Performance Plan
Restricted Stock (3)	$1,290,000	$1,290,000	$—	$—	$1,290,000	$2,580,000		$—	$2,580,000
Cash Severance (4)	$—	$—	$—	$—	$—	$6,997,112	(5)	$—	$—

Total for Mr. Austrian	$1,290,000	$1,290,000	$—	$—	$1,290,000	$9,607,112		$—	$3,395,015

(1)

Retirement is generally treated as a voluntary termination for all programs and agreements except the 2007 Long-Term Incentive Plan (“2007 LTIP”). Mr. Austrian’s 2011 Time Grant and 2011 Performance Grant incorporate the restricted stock vesting provisions of the Agreement, which supersede the vesting provisions of the 2007 LTIP.

(2)	Reflects a payment under Mr. Austrian’s Change in Control Agreement at earned rate.

(3)

Mr. Austrian’s 2011 Time Grant and 2011 Performance Grant incorporate the restricted stock vesting provisions of the Agreement, which supersede the vesting provisions of the 2007 Long-Term Incentive Plan under which his restricted stock was granted. A description of the vesting provisions under the Agreement are included earlier in the “Agreement with Mr. Neil Austrian as Chair and CEO during Fiscal Year 2011” section. Amounts shown reflect the value of all unvested restricted stock based on the closing price of the company’s stock on December 30, 2011. The amounts shown also assume that Mr. Austrian does not remain a director of the company.

(4)	Mr. Austrian’s Agreement does not provide cash severance upon termination other than a termination for a change in control.

(5)

Reflects a payment under Mr. Austrian’s Change in Control Agreement dated May 23, 2011 equal to the sum of: (i) two times the sum of: Mr. Austrian’s base salary in effect on December 30, 2011 and Mr. Austrian’s 2011 target bonus, (ii) Mr. Austrian’s annualized pro-rated 2011 target bonus, (iii) the product of 18 and the monthly COBRA premium on December 30, 2011 for the type of group health plan coverage in effect for Mr. Austrian on December 30, 2011. Under Mr. Austrian’s Change in Control Agreement, if his termination is due to death or disability after a change in control, Mr. Austrian is entitled to his pro-rated 2011 target bonus, which is $1,540,000

(6)	Reflects the value of a 24-month outplacement services package under Mr. Austrian’s Change in Control Agreement.

Potential Payments Upon Termination or a Change in Control

Michael Newman
	Termination Resulting from Death	Termination Resulting from Disability	(1) Termination Resulting from Retirement	Termination for Cause	Involuntary Termination or Resignation w/ Good Reason Prior To Change in Control (w/o Cause)		Involuntary Termination or Resignation w/ Good Reason Upon or After Change in Control (w/o Cause)		Termination for All Other Reasons (Voluntary)	Change in Control without Termination
	(a)	(b)	(c)	(d)	(e)		(f)		(g)	(h)
Bonus	$—	$—	$—	$—	$—		$—		$—	$468,750 (6)
Benefits
Outplacement Services	$—	$—	$—	$—	$—		$30,000	(7)	$—	$—
Long-Term Incentive or Performance Plan
Stock Options (2)	$119,375	$119,375	$—	$—	$—		$119,375		$—	$119,375
Restricted Stock (3)	$179,166	$179,166					$179,166			$179,166
Cash Severance	$—	$—	$—	$—	$2,431,119	(4)	$3,802,759	(5)	$—	$—

Total for Mr. Newman	$298,541	$298,541	$—	$—	$2,431,119		$4,131,300		$—	$767,291

(1)	Retirement is generally treated as a voluntary termination for all programs and agreements except the 2007 Long-Term Incentive Plan (“2007 LTIP”).

(2)

A description of the vesting provisions for stock options under the 2007 LTIP are included later in the “2007 Long-Term Incentive Plan Vesting” section. Reflects the value of all unvested stock options based on the closing price of the company’s stock on December 30, 2011.

(3)

A description of the vesting provisions for restricted stock under the 2007 LTIP are included later in the “2007 Long-Term Incentive Plan Vesting” section. Reflects the value of all unvested restricted stock based on the closing price of the company’s stock on December 30, 2011.

(4)

Reflects a payment under Mr. Newman’s Employment Offer Letter dated August 22, 2008, as amended December 31, 2008 and April 24, 2010, equal to the sum of: (i) 1.5 times his base salary in effect on December 30, 2011, (ii) his 2011 pro-rata bonus at the earned rate, and (iii) the product of 18 and the difference between the monthly COBRA premium on December 30, 2011 for the type of group health plan coverage in effect for Mr. Newman on December 30, 2011 and the active employee charge for such coverage. In addition, under Mr. Newman’s Retention Agreement dated November 4, 2010, he is entitled to a special retention payment of $1,000,000.

(5)

Reflects a payment under Mr. Newman’s Change in Control Agreement dated December 17, 2010 (“Change in Control Agreement”) equal to the sum of: (i) two times the sum of: Mr. Newman’s base salary (including car allowance) in effect on December 30, 2011 and Mr. Newman’s 2011 target bonus, (ii) Mr. Newman’s pro-rated 2011 target bonus, (iii) the product of 18 and the monthly COBRA premium on December 30, 2011 for the type of group health plan coverage in effect for Mr. Newman on December 30, 2011. In addition, under Mr. Newman’s Retention Agreement, he is entitled to a special retention payment of $1,000,000. Under Mr. Newman’s Change in Control Agreement, if his termination is due to death or disability after a change in control, Mr. Newman is entitled to his pro-rated 2011 target bonus, which is $477,764. The total payments for Mr. Newman under the foregoing arrangement equal $4,131,300. However, these payments are subject to reduction if the parachute amounts associated with the payments under section 280G of the Code equal or exceed three times Mr. Newman’s average taxable compensation received from the company for the five year period ending December 31, 2010, and if he would receive more on an after tax basis by reducing the payments than he would receive by getting all the payments and paying the 20% excise tax imposed by section 4999 of the Code. The cash severance portion of his payments would be reduced by the minimum amount necessary to bring the total of all the payments to a level where the 20% excise tax is not triggered. The amount of the reduction in the cash severance would be $395,461, and after this reduction the total payments to Mr. Newman would be $3,735,839.

(6)

Reflects a payment under Mr. Newman’s Change in Control Agreement equal to his highest annual bonus earned under the bonus plan with respect to the 2008, 2009 and 2010 fiscal years; provided that, he was employed by the company at the end of the 2011 fiscal year. Mr. Newman’s highest bonus was earned under the bonus plan during the 2010 fiscal year.

(7)	Reflects the value of a 24-month outplacement services package under Mr. Newman’s Change in Control Agreement.

Potential Payments Upon Termination or a Change in Control

Kevin Peters
	Termination Resulting from Death	Termination Resulting from Disability	(1) Termination Resulting from Retirement	Termination for Cause	Involuntary Termination or Resignation w/ Good Reason Prior To Change in Control (w/o Cause)		Involuntary Termination or Resignation w/ Good Reason Upon or After Change in Control (w/o Cause)		Termination for All Other Reasons (Voluntary)	Change in Control without Termination
	(a)	(b)	(c)	(d)	(e)		(f)		(g)	(h)
Bonus	$—	$—	$—	$—	$—		$—		$—	$301,740 (6)
Benefits
Outplacement	$—	$—	$—	$—	$—		$30,000	(7)	$—	$—
Long-Term Incentive or Performance Plan
Stock Options (2)	$89,531	$89,531	$—	$—	$—		$89,531		$—	$89,531
Restricted Stock (3)	$179,166	$179,166	$—	$—	$—		$179,166		$—	$179,166
Cash Severance	$—	$—	$—	$—	$1,520,428	(4)	$2,819,657	(5)	$—	$—
Total for Mr. Peters	$268,697	$268,697	$—	$—	$1,520,428		$3,118,354		$—	$570,437

(1)	Retirement is generally treated as a voluntary termination for all programs and agreements except the 2007 Long-Term Incentive Plan (“2007 LTIP”).

(2)

A description of the vesting provisions for stock options under the 2007 LTIP are included later in the “2007 Long-Term Incentive Plan Vesting” section. Reflects the value of all unvested stock options based on the closing price of the company’s stock on December 30, 2011.

(3)

A description of the vesting provisions for restricted stock under the 2007 LTIP are included later in the “2007 Long-Term Incentive Plan Vesting” section. Reflects the value of all unvested restricted stock based on the closing price of the company’s stock on December 30, 2011.

(4)

Reflects a payment under Mr. Peters’ Employment Offer Letter dated September 20, 2007, as amended December 31, 2008 and April 24, 2010, equal to the sum of: (i) 1.5 times his base salary in effect on December 30, 2011, (ii) his 2011 pro-rata target bonus, and (iii) the product of 18 and the monthly COBRA premium on December 30, 2011 for the type of group health plan coverage in effect for Mr. Peters on December 30, 2011.

(5)

Reflects a payment under Mr. Peters’ Change in Control Agreement dated December 17, 2010 equal to the sum of: (i) two times the sum of: Mr. Peters’ base salary (including car allowance) in effect on December 30, 2011 and Mr. Peters’ 2011 target bonus, (ii) Mr. Peters’ pro-rated 2011 target bonus, (iii) the product of 18 and the monthly COBRA premium on December 30, 2011 for the type of group health plan coverage in effect for Mr. Peters on December 30, 2011. Under Mr. Peters’ Change in Control Agreement, if his termination is due to death or disability after the change in control, Mr. Peters is entitled to his pro-rated 2011 target bonus, which is $477,764.

(6)

Reflects a payment under Mr. Peters’ Change in Control Agreement equal to his highest annual bonus earned under the bonus plan with respect to the 2008, 2009 and 2010 fiscal years; provided that, he was employed by the company at the end of the 2011 fiscal year. Mr. Peters’ highest bonus was earned under the bonus plan during the 2009 fiscal year.

(7)	Reflects the value of a 24-month outplacement services package under Mr. Peters’ Change in Control Agreement.

Potential Payments Upon Termination or a Change in Control

Steve Schmidt
	Termination Resulting from Death	Termination Resulting from Disability	(1) Termination Resulting from Retirement	Termination for Cause	Involuntary Termination or Resignation w/ Good Reason Prior To Change in Control (w/o Cause)		Involuntary Termination or Resignation w/ Good Reason Upon or After Change in Control (w/o Cause)		Termination for All Other Reasons (Voluntary)	Change in Control without Termination
	(a)	(b)	(c)	(d)	(e)		(f)		(g)	(h)
Bonus	$—	$—	$—	$—	$—		$—		$—	$468,750	(6)
Benefits
Outplacement Services	$—	$—	$—	$—	$—		$30,000	(7)	$—	$—
Long-Term Incentive or Performance Plan
Stock Options (2)	$375,835	$375,835	$—	$—	$—		$375,835		$—	$375,835
Restricted Stock (3)	$179,166	$179,166	$—	$—	$—		$179,166		$—	$179,166
Cash Severance	$—	$—	$—	$—	$1,503,530	(4)	$2,802,759	(5)	$—	$—
Total for Mr. Schmidt	$555,001	$555,001	$—	$—	$1,503,530		$3,387,760		$—	$1,023,751

(1)	Retirement is generally treated as a voluntary termination for all programs and agreements except the 2007 Long-Term Incentive Plan (“2007 LTIP”).

(2)

A description of the vesting provisions for stock options under the 2007 LTIP are included later in the “2007 Long-Term Incentive Plan Vesting” section. Reflects the value of all unvested stock options based on the closing price of the company’s stock on December 30, 2011.

(3)

A description of the vesting provisions for restricted stock under the 2007 LTIP are included later in the “2007 Long-Term Incentive Plan Vesting” section. Reflects the value of all unvested restricted stock based on the closing price of the company’s stock on December 30, 2011.

(4)

Reflects a payment under Mr. Schmidt’s Employment Offer Letter dated July 10, 2007, as amended December 31, 2008, equal to the sum of: (i) 1.5 times his base salary in effect on December 30, 2011, (ii) his 2011 pro-rata target bonus, and (iii) the product of 18 and the monthly COBRA premium on December 30, 2011 for the type of group health plan coverage in effect for Mr. Schmidt on December 30, 2011.

(5)

Reflects a payment under Mr. Schmidt’s Change in Control Agreement dated December 16, 2010 equal to the sum of: (i) two times the sum of: Mr. Schmidt’s base salary (including car allowance) in effect on December 30, 2011 and Mr. Schmidt’s 2011 target bonus, (ii) Mr. Schmidt’s pro-rated 2011 target bonus, (iii) the product of 18 and the monthly COBRA premium on December 30, 2011 for the type of group health plan coverage in effect for Mr. Schmidt on December 30, 2011. Under Mr. Schmidt’s Change in Control Agreement, if his termination is due to death or disability after the change in control, Mr. Schmidt is entitled to his pro¬rated 2011 target bonus, which is $477,764.

(6)

Reflects a payment under Mr. Schmidt’s Change in Control Agreement equal to his highest annual bonus earned under the bonus plan with respect to the 2008, 2009 and 2010 fiscal years; provided that, he was employed by the company at the end of the 2011 fiscal year. Mr. Schmidt’s highest bonus was earned under the bonus plan during the 2009 fiscal year.

(7)	Reflects the value of a 24-month outplacement services package under Mr. Schmidt’s Change in Control Agreement.

Potential Payments Upon Termination or a Change in Control

Elisa D. Garcia
	Termination Resulting from Death	Termination Resulting from Disability	(1) Termination Resulting from Retirement	Termination for Cause	Involuntary Termination or Resignation w/ Good Reason Prior To Change in Control (w/o Cause)		Involuntary Termination or Resignation w/ Good Reason Upon or After Change in Control (w/o Cause)		Termination for All Other Reasons (Voluntary)	Change in Control without Termination
	(a)	(b)	(c)	(d)	(e)		(f)		(g)	(h)
Bonus	$—	$—	$—	$—	$—		$—		$—	$308,000	(6)
Benefits
Outplacement Services	$—	$—	$—	$—	$—		$30,000	(7)	$—	$—
Long-Term Incentive or Performance Plan
Stock Options (2)	$89,531	$89,531	$—	$—	$—		$89,531		$—	$89,531
Restricted Stock (3)	$102,381	$102,381	$—	$—	$—		$102,381		$—	$102,381
Cash Severance	$—	$—	$—	$—	$2,028,555	(4)	$2,958,133	(5)	$—	$—

Total for Ms. Garcia	$191,912	$191,912	$—	$—	$2,028,555		$3,180,045		$—	$499,912

(1)	Retirement is generally treated as a voluntary termination for all programs and agreements except the 2007 Long-Term Incentive Plan (“2007 LTIP”).

(2)

A description of the vesting provisions for stock options under the 2007 LTIP are included later in the “2007 Long-Term Incentive Plan Vesting” section. Reflects the value of all unvested stock options based on the closing price of the company’s stock on December 30, 2011.

(3)

A description of the vesting provisions for restricted stock under the 2007 LTIP are included later in the “2007 Long-Term Incentive Plan Vesting” section. Reflects the value of all unvested restricted stock based on the closing price of the company’s stock on December 30, 2011.

(4)

Reflects a payment under Ms. Garcia’s Employment Offer Letter dated May 15, 2007, as amended December 31, 2008, equal to the sum of: (i) 1.5 times her base salary in effect on December 30, 2011, (ii) her 2011 pro-rata bonus at the earned rate, and (iii) the product of 18 and the difference between the monthly COBRA premium on December 30, 2011 for the type of group health plan coverage in effect for Ms. Garcia on December 30, 2011 and the active employee for such coverage. In addition, under Ms. Garcia’s Retention Agreement dated November 2, 2010, she is entitled to a special retention payment of $1,000,000.

(5)

Reflects a payment under Ms. Garcia’s Change in Control Agreement dated December 17, 2010 equal to the sum of: (i) two times the sum of: Ms. Garcia’s base salary (including car allowance) in effect on December 30, 2011 and Ms. Garcia’s 2011 target bonus, (ii) Ms. Garcia’s pro-rated 2011 target bonus, (iii) the product of 18 and the monthly COBRA premium on December 30, 2011 for the type of group health plan coverage in effect for Ms. Garcia on December 30, 2011. In addition, under Ms. Garcia’s Retention Agreement, she is entitled to a special retention payment of $1,000,000. Under Ms. Garica’s Change in Control Agreement, if her termination is due to death or disability after the change in control, Ms. Garcia is entitled to her pro-rated 2011 target bonus, which is $313,923.

(6)

Reflects a payment under Ms. Garcia’s Change in Control Agreement equal to her highest annual bonus earned under the bonus plan with respect to the 2008, 2009 and 2010 fiscal years; provided that, she was employed by the company at the end of the 2011 fiscal year. Ms. Garcia’s highest bonus was earned under the bonus plan during the 2009 fiscal year.

(7)	Reflects the value of a 24-month outplacement services package under Ms. Garcia’s Change in Control Agreement.

The following table quantifies the termination payment amounts under Mr. Brown’s Executive Employment Agreement based on his triggering event which occurred as of September 26, 2011.

Charles Brown
(1) Involuntary Termination or Resignation w/ Good Reason Prior To Change in Control (w/o Cause)

Bonus (2)	$345,462
Benefits (3)	$118,247
Retention Award (4)	$3,000,000
Cash Severance (5)	$937,500

Total for Mr. Brown	$4,401,209

(1)

On September 26, 2011, Mr. Brown, President, International, was terminated without cause from employment. In connection with his termination without cause and pursuant to the terms of his previously negotiated Executive Employment Agreement, Mr. Brown received a severance payment of $4,401,209, which included a retention bonus that the Compensation Committee had negotiated with Mr. Brown in April 2010 in exchange for Mr. Brown waiving his walk-away right under his change in control agreement that was in effect at the time.

(2)	Represents Mr. Brown’s 2011 pro-rata bonus at target for the current fiscal year through September, 26, 2011 under the terms of his previously negotiated Executive Employment Agreement.

(3)

Under Mr. Brown’s previously negotiated Executive Employment Agreement, he is eligible to receive: (i) the product of 18 and the monthly COBRA premium for the type of group health plan coverage Mr. Brown was enrolled in on September 26, 2011, and (ii) the product of 18 and the aggregate monthly premiums for disability insurance, life insurance, and accidental death and dismemberment insurance coverage Mr. Brown was enrolled in on September 26, 2011.

(4)

Reflects a retention bonus that the Compensation Committee had negotiated with Mr. Brown in April 2010 in exchange for Mr. Brown waiving his walk-away right under his change in control agreement that was in effect at the time. This amount reflects the payment of $1,000,000 accrued retention bonus accrued in 2010 as well as the remaining $2,000,000 retention bonus he became entitled to receive as a result of his termination by the company on September 26, 2011 as discussed in Footnotes 8 and 9 to the Summary Compensation Table.

(5)	Under Mr. Brown’s previously negotiated Executive Employment Agreement, he is eligible to receive a payment equal to 1.5 times the sum of his base salary in effect on September 26, 2011.

The following table quantifies the termination payment amounts under Ms. Vanderlinde’s Separation Agreement based on her triggering event which occurred as of August 31, 2011.

Daisy Vanderlinde
(1) Involuntary Termination or Resignation w/ Good Reason Prior To Change in Control (w/o Cause)

Bonus (2)	$616,000
Benefits (3)	$76,296
Cash Severance (4)	$880,000

Total for Ms. Vanderlinde	$1,572,296

(1)	In August 2011, Ms. Vanderlinde terminated her employment and, pursuant to a Separation Agreement with the company dated September 1, 2011, received a total severance payment of $1,572,296.

(2)	Represents a payment equal to 2 times Ms. Vanderlinde’s annual bonus at target pursuant to the terms of her Separation Agreement.

(3)	Represents the payment of COBRA and other welfare benefit plan monthly premiums pursuant to the terms of Ms. Vanderlinde’s Separation Agreement.

(4)	Under Ms. Vanderlinde’s Separation Agreement, she is eligible to receive a payment equal to 2 times the sum of her base salary in effect on her termination date with the company.

2007 Long Term Incentive Plan Vesting

Under the terms of the 2007 Long-Term Incentive Plan (“2007 LTIP”), upon termination from employment with the company, an NEO’s stock options will vest and be exercisable as follows: If an NEO involuntarily terminates employment with the company for any reason other than death, Disability, or Cause (as each is defined in the 2007 LTIP), or if an NEO voluntarily terminates employment with the company after completing at least five (5) years of service with the company, the NEO’s unvested stock options will be immediately forfeited; and the NEO’s vested stock options shall remain exercisable until the earlier of: eighteen (18) months (twelve (12) months for new grants made on or after April 21, 2011) following the NEO’s separation date, or the expiration date of the options. An NEO’s stock options will fully vest upon termination from the company as a result of death or Disability and shall remain exercisable until the earlier of: twenty-four (24) months following the NEO’s separation date, or the expiration of the options. An NEO’s stock options will fully vest upon termination from the company as a result of Retirement (i.e., age 60 with 5 years of service with the company) and shall remain exercisable until the earlier of: ninety (90) days following the NEO’s separation date, or the expiration of the options. All of an NEO’s stock options, including any stock options which were previously vested, will be immediately forfeited if the NEO is terminated by the company for Cause. If an NEO’s termination from employment with the company does not satisfy one of these provisions, then the NEO’s unvested stock options will be immediately forfeited and the vested stock options shall remain exercisable until the earlier of: ninety (90) days following the NEO’s separation date, or the expiration date of the options.

Under the terms of the 2007 LTIP, upon an NEO’s termination from employment with the company, the applicable restriction period will lapse and an NEO’s restricted stock will vest as follows: An NEO’s restricted stock based solely on the requirement to continue to perform services shall become fully vested: (i) immediately prior to a Change in Control (as defined in the 2007 LTIP), (ii) as of the NEO’s date of death or Disability, or (iii) as of the date the NEO has both attained age sixty and completed 5 years of continuous service with the company regardless of whether the restricted stock was granted before or after the date the NEO satisfied the age and service requirements. An NEO’s restricted stock that contains performance conditions as a requirement for vesting shall vest: (i) pro-rata at target based on the amount of time that has elapsed from the beginning of the performance cycle through the NEO’s date of death, Disability, or Retirement, and (ii) in full at target as of a Change in Control. If an NEO is involuntarily terminated by the company for Cause or if the NEO’s termination from employment does not satisfy one of the circumstances described above, all of the NEO’s restricted stock will be automatically forfeited as of the date of termination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

STOCK OWNERSHIP INFORMATION

Our Largest Shareholders; Ownership by Our Directors and Executive Officers

We have provided a stock ownership table below that contains certain information about Shareholders whom we believe are the “beneficial” owners of more than five percent (5%) of our outstanding common stock, as well as information regarding stock ownership by our Directors, NEOs and our Directors and Executive Officers as a group as of February 15, 2012, unless otherwise indicated. Except as described below, we know of no person that beneficially owns more than 5% of our outstanding common stock, based solely upon filings made with the SEC.

Except as otherwise noted below, each person or entity named in the following table has the sole voting and investment power with respect to all shares of our common stock that he, she or it beneficially owns.

Name of Beneficial Owner	Beneficial Ownership(1)	Percent of Class (Less than 1% not shown)(2)
BC Partners Holdings, Ltd. And related entities: (3)
PO Box 225, Heritage Hall, Le Marchant Street
St. Peter Port, Guernsey, GY1 4HY, Channel Islands
CIE Management II Limited
PO Box 225, Heritage Hall, Le Marchant Street
St. Peter Port, Guernsey, GY1 4HY, Channel Islands
LMBO Europe SAS
54 Avenue Marceau, Paris, France 75008	75,545,774	21.20%

Thornburg Investment Management Inc (4)
2300 North Ridgetop Road Santa Fe NM 87506	25,985,069	9.25%

Blackrock, Inc. (5)
40 East 52nd Street New York, NY 10022	19,763,603	7.04%

Board of Directors and NEOs (6)
Neil R. Austrian, Chair and CEO	1,716,103
Justin Bateman	0
Thomas J. Colligan	15,000
Marsha J. Evans	47,756
Brenda Gaines	193,250
Myra M. Hart	121,834
W. Scott Hedrick	256,998
Kathleen Mason	114,954
James S. Rubin	0
Raymond Svider	0

Total of Board of Directors	2,465,895
(Our NEOs, other than the CEO)
Charles Brown, Former President International (7)	968,983
Elisa D. Garcia, Executive Vice President and General Counsel	492,609
Kevin Peters, President, North America	653,198
Steven M. Schmidt, President, International	1,194,602
Michael D. Newman, Executive Vice President and CFO	1,053,876
Daisy Vanderlinde, Former Executive Vice President, Human Resources (7)	935,951
Directors and Executive Officers as a Group (19 Persons in Total)	8,064,564	2.87%

(1)

Includes shares of common stock subject to options exercisable within 60 days of February 15, 2012, if applicable, even though a considerable number of the options are underwater. See “Options Exercisable within 60 days of Record Date” table below for detail. Also included are unvested shares of restricted stock, as to which the holder has voting rights.

(2)

Except for BC Partners Holdings, Ltd. and related entities (including CIE Management II Limited and LMBO Europe SAS), applicable percentage of ownership for all Shareholders listed in the table above is based on 280,853,676 shares of common stock outstanding as of February 15, 2012. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares issuable upon the exercise of options that are exercisable within 60 days of February 15, 2012, are not deemed outstanding for purposes of computing the percentage of ownership of any other person. Applicable percentage of ownership for BC Partners Holdings, Ltd. (including CIE Management II Limited and LMBO Europe SAS) is based on 356,399,450 shares of common stock, which includes the as-converted number of common shares underlying the shares of Series B Preferred owned by these entities, which are now convertible into common stock.

(3)

The information regarding CIE Management II Limited, which we refer to as CIE, and LMBO Europe SAS, which we refer to as LMBO was derived from a Schedule 13D filed on July 2, 2009, jointly by: (i) BC European Capital VIII-1 to 12 (inclusive), each a United Kingdom limited partnership (“Funds 1-12”); (ii) BC European Capital VIII-14 to 34 (inclusive), each a United Kingdom limited partnership (“Funds 14-34” and together with Funds 1-12, the “CIE Investors”); (iii) BC European Capital VIII-35 SC to 39 SC (inclusive), each a Société Civiles organized under the laws of France (the “LMBO Investors” and together with the CIE Investors, the “Investors”); (iv) LMBO; and (v) CIE on July 2, 2009. CIE is the general partner of, and has investment control over the shares held by, each of the CIE Investors and LMBO is Gérant as to, and has investment control over the shares held by, each of the LMBO Investors. BC Partners Holdings Limited, a limited corporation organized under the laws of Guernsey, Channel Islands (“BCHL”), is the controlling entity of each of (i) CIE; and (ii) LMBO. CIE, LMBO and BCHL are each managed by separate boards of directors. A list of the directors of CIE, LMBO and BCHL is provided on Schedules II, III and IV to the Schedule 13D filed on July 2, 2009 and none of those directors have beneficial ownership of the share held by the Investors. Since CIE, LMBO and BCHL are managed by boards of directors, no individuals have ultimate voting or investment control (as determined by Rule 13d-3) over the shares that may be deemed beneficially owned by CIE and LMBO. We have no further information or knowledge about CIE, LMBO or BCHL. The Investors, CIE and LMBO may be deemed to be a “group” (within the meaning of Section 13(d)(3) of the Securities Exchange Act) and, as such, may be deemed to be beneficial owners of (y) 274,596 shares of 10% Series A Redeemable Convertible Participating Perpetual Preferred Stock, par value $0.01 per share and (z) 75,404 shares of 10% Series B Redeemable Conditional Convertible Participating Perpetual Preferred Stock, par value $0.01 per share, of Office Depot, Inc., each Investor, however, disclaims beneficial ownership with respect to the shares owned by each of the other Investors, CIE and LMBO. None of the Investors own any shares of common stock over which it has sole voting, disposition or investment power. The figures in the table set forth the number of shares of common stock, on an as-converted basis, owned of record and beneficially owned by the funds including the as-converted underlying shares of Series B Preferred owned by the funds, which are now convertible into common stock.

(4)

The information regarding Thornburg Investment Management Inc. is reported as of December 31, 2011 and was derived from a Schedule 13G filed on February 3, 2012 that reported sole voting power over 25,985,069 shares, shared voting power over 0 shares, shared dispositive power over 0 shares and sole dispositive power over 25,985,069 shares.

(5)

The information regarding BlackRock, Inc. is reported as of December 30, 2011 and was derived from a Schedule 13G filed on February 9, 2012 that reported sole voting power over 19,763,603 shares, shared voting power over 0 shares, shared dispositive power over 0 shares and sole dispositive power over 19,763,603 shares.

(6)	The address for all Directors and NEOs is c/o Office Depot, Inc., 6600 North Military Trail, Boca Raton, Florida 33496.

(7)	The ownership information regarding stock ownership of Mr. Brown and Ms. Vanderlinde is as of the date of termination, September 26, 2011 and August, 31, 2011 respectively.

Options Exercisable within 60 Days of Record Date

The number of options that are or will be exercisable within 60 days of February 15, 2012, for each applicable person named in the table above and for our Executive Officers and Directors as a group is as follows:

Neil R. Austrian	254,335	Justin Bateman	0
Thomas Colligan	0	Marsha J. Evans	19,368
Brenda Gaines	112,110	Myra M. Hart	102,425
W. Scott Hedrick	67,202	Kathleen Mason	56,013
James Rubin	0	Raymond Svider	0
Charles E. Brown	790,421	Steven M. Schmidt	978,714

Kevin Peters	516,626	Michael D. Newman	970,543
Elisa D. Garcia	349,322	Daisy Vanderlinde	822,060

All Executive Officers and Directors as a Group (19 Persons)	5,188,958

Underwater Options

Based on the closing price of our common stock on February 15, 2012, the following number of options that are or will be exercisable within 60 days of February 15, 2012, for each applicable person named in the table above are out of the money (i.e. underwater):

Neil R. Austrian	215,599	Justin Bateman	0
Thomas Colligan	0	Marsha J. Evans	0
Brenda Gaines	112,110	Myra M. Hart	66,747
W. Scott Hedrick	67,202	Kathleen Mason	20,335
James Rubin	0	Raymond Svider	0
Charles E. Brown	523,755	Steven M. Schmidt	378,713
Kevin Peters	291,626	Michael D. Newman	670,543
Elisa D. Garcia	161,822	Daisy Vanderlinde	372,060

Equity Compensation Plan Information

The following table summarizes information about our current and former equity compensation plan as of the end of the last fiscal year, December 31, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Approved by security holders	19,059,176	$3.80	27,166,959

Not approved by security holders	—	—	—

Total	19,059,176	$3.80	27,166,959

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Related Person Transactions Policy (the “Policy”) sets forth the procedures governing the review and approval or ratification of transactions between the company, on the one hand, and (i) an Executive Officer (“Executive Officer”); (ii) Director; (iii) an immediate family member of an Executive Officer or Director; (iv) any security holder who is known by the company to own of record or beneficially more than five percent of any class of the company’s voting securities at the time of the transaction; or (v) an immediate family member of such five percent security holder, on the other hand. Persons in categories (i), (ii), (iii), (iv) and (v) are collectively referred to as “Related Persons.”

This Policy applies to all related person transactions, and under the Policy a “related person transaction” is any transaction:

•	In which the company was or is to be a participant;

•	In which the amount exceeds $120,000; and

•	In which any Related Person has, or will have, a direct or indirect material interest.

•	Including any contribution of $120,000 or more to a charitable organization of which a Related Person is a trustee, director, executive officer or has a similar relationship.

No Related Person transaction shall be approved or ratified if such transaction is contrary to the best interests of the company. Unless different terms are specifically approved or ratified by the Corporate Governance and Nominating Committee, any approved or ratified transaction must be on terms that are no less favorable to the company than would be obtained in a similar transaction with an unaffiliated third party under the same or similar circumstances. All related person transactions or series of similar transactions must be presented to the Corporate Governance and Nominating Committee for review and pre-approval or ratification. During fiscal 2011, all of the transactions described in this section that were subject to the company’s policies and procedures were reviewed and approved or ratified by the Corporate Governance and Nominating Committee and the Board of Directors. A copy of the Policy is available for review on the company’s web site at www.officedepot.com under the headings “Company Information/Investor Relations/Corporate Governance.”

On an annual basis, each Director and Executive Officer is required to complete a questionnaire which requires disclosure of any related party transaction. The Corporate Governance and Nominating Committee reviews any transaction disclosed.

From time to time the company may engage in purchase and sale transactions for office products with BC Partners or its portfolio companies. These transactions are conducted on an arms length basis and are not material to BC Partners.

Item 14. Principal Accountant Fees and Services.

Audit & Other Fees

The fees for our independent registered public accounting firm for professional services rendered in connection with (i) the audit of our annual financial statements as set forth in our Annual Report on Form 10-K for the fiscal years ended December 25, 2010 and December 31, 2011, (ii) the review of our quarterly financial statements as set forth in our Quarterly Reports on Form 10-Q for each of our fiscal quarters during 2010 and 2011, and (iii) the audit of our internal control over financial reporting with the objective of obtaining reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects, as well as fees paid to our independent registered public accounting firm for audit-related work, tax compliance, tax planning and other consulting services are set forth below. The audit committee approved 100% of the fees related to the services discussed below.

Audit & Other Fees Paid to Deloitte & Touche LLP	Fiscal 2010	Fiscal 2011
Audit Fees	$5,487,548	$6,493,872
Audit Related Fees (as defined under the Sarbanes-Oxley Act of 2002)	$431,925	$116,338
Tax Fees	$589,499	$264,567
All Other Fees	$0	$0
Total Fees	$6,508,972	$6,874,777
Ratio of Audit Fees, Audit Related Fees and Tax Compliance Fees To Total Fees paid to our Independent Registered Public Accounting Firm in the years indicated	100% Audit, Audit-Related and Tax Compliance Fees 0% – all other fees (including tax planning fees)	100% Audit, Audit-Related and Tax Compliance Fees 0% – all other fees (including tax planning fees)

Audit Fees — Consists of fees for professional services rendered in connection with the audits of our consolidated financial statements and the effectiveness of our internal controls over financial reporting for the fiscal years ended December 31, 2011, and December 25, 2010; the reviews of the consolidated financial statements included in each of our Quarterly Reports on Form 10-Q during those fiscal years; consultations on accounting matters; statutory audit filings; and SEC registration statements. In April 2011, the company and Deloitte Tax LLP entered into an agreement resolving on mutually agreeable terms, all potential claims with respect to tax advice and related services provided by Deloitte relating to the company’s 2010 taxable year. The consideration for such release was an undisclosed amount.

Audit Related Fees — Consists primarily of fees for accounting consultation and additional audit procedures associated with the company’s International business restructuring transactions.

Tax Fees — Consists primarily of fees for tax compliance.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has established policies and procedures under which audit and non-audit services performed by the company’s independent registered public accounting firm must be approved in advance by the Audit Committee. The Audit Committee’s policy provides for pre-approval of audit, audit-related, tax and other services specifically described by the Audit Committee on an annual basis. In addition, individual engagements anticipated to exceed pre-established thresholds, as well as any other services, must be separately approved. The policy also provides that the Audit Committee has delegated pre-approval authority to the Chair of the Audit Committee provided that the pre-approval of any matters permitted by the Chair is reported to the full Audit Committee at its next meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

1.	The financial statements listed in “Index to Financial Statements.”

2.	The financial statement schedules listed in “Index to Financial Statement Schedules.”

3.	The exhibits listed in the “Index to Exhibits.”

(b)	Exhibit 99

1.	Financial statements of Office Depot de Mexico, S.A. de C.V. and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of February 2012.

OFFICE DEPOT, INC.

By	/s/ NEIL R. AUSTRIAN
Neil R. Austrian
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 28, 2012.

Signature	Capacity

/s/ NEIL R. AUSTRIAN Neil R. Austrian	Chief Executive Officer (Principal Executive Officer) and Chairman, Board of Directors

/s/ MICHAEL D. NEWMAN Michael D. Newman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MARK E. HUTCHENS Mark E. Hutchens	Senior Vice President and Controller (Principal Accounting Officer)

/s/ JUSTIN BATEMAN Justin Bateman	Director

/s/ THOMAS J. COLLIGAN Thomas J. Colligan	Director

/s/ MARSHA JOHNSON EVANS Marsha Johnson Evans	Director

/s/ BRENDA J. GAINES Brenda J. Gaines	Director

/s/ MYRA M. HART Myra M. Hart	Director

/s/ W. SCOTT HEDRICK W. Scott Hedrick	Director

/s/ KATHLEEN MASON Kathleen Mason	Director

/s/ JAMES RUBIN James Rubin	Director

/s/ RAYMOND SVIDER Raymond Svider	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Office Depot, Inc.:

We have audited the accompanying consolidated balance sheets of Office Depot, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and December 25, 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Office Depot, Inc. and subsidiaries at December 31, 2011 and December 25, 2010, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

February 28, 2012

OFFICE DEPOT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2011	December 25, 2010
ASSETS
Current assets:
Cash and cash equivalents	$570,681	$627,478
Receivables, net of allowances of $19,671 in 2011 and $28,047 in 2010	862,831	963,787
Inventories	1,146,974	1,233,657
Prepaid expenses and other current assets	163,646	203,020

Total current assets	2,744,132	3,027,942
Property and equipment, net	1,067,040	1,157,013
Goodwill	61,899	19,431
Other intangible assets	35,223	21,840
Deferred income taxes	47,791	33,319
Other assets	294,899	309,892

Total assets	$4,250,984	$4,569,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$993,636	$1,080,276
Accrued expenses and other current liabilities	1,010,011	1,188,233
Income taxes payable	7,389	2,568
Short-term borrowings and current maturities of long-term debt	36,401	72,368

Total current liabilities	2,047,437	2,343,445
Deferred income taxes and other long-term liabilities	452,313	514,218
Long-term debt, net of current maturities	648,313	659,820

Total liabilities	3,148,063	3,517,483

Commitments and contingencies
Redeemable preferred stock, net (liquidation preference – $377,729 in 2011 and $368,516 in 2010)	363,636	355,979

Stockholders’ equity:
Office Depot, Inc. stockholders’ equity:
Common stock – authorized 800,000,000 shares of $.01 par value; issued and outstanding shares – 286,430,567 in 2011 and 283,059,236 in 2010	2,864	2,831
Additional paid-in capital	1,138,542	1,161,409
Accumulated other comprehensive income	194,522	223,807
Accumulated deficit	(539,124)	(634,818)
Treasury stock, at cost – 5,915,268 shares in 2011 and 2010	(57,733)	(57,733)

Total Office Depot, Inc. stockholders’ equity	739,071	695,496
Noncontrolling interest	214	479

Total stockholders’ equity	739,285	695,975

Total liabilities and equity	$4,250,984	$4,569,437

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	2011	2010	2009
Sales	$11,489,533	$11,633,094	$12,144,467
Cost of goods sold and occupancy costs	8,063,087	8,275,957	8,752,283
Gross profit	3,426,446	3,357,137	3,392,184

Store and warehouse operating and selling expenses	2,704,073	2,684,301	2,907,900
Other asset impairments	—	51,295	26,175
General and administrative expenses	688,619	658,832	723,114
Operating income (loss)	33,754	(37,291)	(265,005)

Other income (expense):
Interest income	1,231	4,663	2,396
Interest expense	(33,223)	(58,498)	(65,628)
Miscellaneous income, net	30,857	34,451	17,085
Income (loss) before income taxes	32,619	(56,675)	(311,152)
Income tax expense (benefit)	(63,072)	(10,470)	287,572
Net earnings (loss)	95,691	(46,205)	(598,724)
Less: Net loss attributable to the noncontrolling interest	(3)	(1,582)	(2,259)
Net earnings (loss) attributable to Office Depot, Inc.	95,694	(44,623)	(596,465)
Preferred stock dividends	35,705	37,113	30,506
Net earnings (loss) attributable to common shareholders	$59,989	$(81,736)	$(626,971)

Net earnings (loss) per share:
Basic	$0.22	$(0.30)	$(2.30)
Diluted	0.22	(0.30)	(2.30)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	2011	2010	2009
Net earnings (loss)	$95,691	$(46,205)	$(598,724)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(21,816)	(32,224)	25,769
Amortization of gain on cash flow hedge	(1,690)	(1,659)	(1,659)
Change in deferred pension	(6,379)	19,942	(7,523)
Change in deferred cash flow hedge	617	(51)	4,657
Other	—	(246)	246

Total other comprehensive income (loss), net of tax	(29,268)	(14,238)	21,490

Comprehensive income (loss)	66,423	(60,443)	(577,234)
Less: comprehensive income (loss) attributable to the noncontrolling interest	14	(1,248)	(1,951)

Comprehensive income (loss) attributable to Office Depot, Inc.	$66,409	$(59,195)	$(575,283)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 27, 2008	280,800,135	$2,808	$1,194,622		$217,197	$6,270	$(57,947)	$4,883	$1,367,833
Purchase of subsidiary shares from noncontrolling interest								(105)	(105)
Comprehensive loss, net of tax:
Net loss				(598,724)		(596,465)		(2,259)	(598,724)
Foreign currency translation adjustments				25,769	25,461			308	25,769
Change in deferred pension				(7,523)	(7,523)				(7,523)
Amortization of gain on cash flow hedge				(1,659)	(1,659)				(1,659)
Change in deferred cash flow hedge				4,657	4,657				4,657
Other				246	246				246

Comprehensive loss, net of tax				$(577,234)					$(577,234)

Preferred stock dividends			(30,506)						(30,506)
Grant of long-term incentive stock	258,074	3	(3)						—
Forfeiture of restricted stock	(405,931)	(4)	—						(4)
Share-based payments (including income tax benefits and withholding)			(4,096)						(4,096)
Direct stock purchase plans			(179)				214		35
Amortization of long-term incentive stock grant			33,319						33,319

Balance at December 26, 2009	280,652,278	$2,807	$1,193,157		$238,379	$(590,195)	$(57,733)	$2,827	$789,242
Disposition of majority-owned subsidiaries								2,523	2,523
Purchase of subsidiary shares from noncontrolling interest			(16,066)					(3,623)	(19,689)
Comprehensive income, net of tax:
Net loss				(46,205)		(44,623)		(1,582)	(46,205)
Foreign currency translation adjustments				(32,224)	(32,558)			334	(32,224)
Change in deferred pension				19,942	19,942				19,942
Amortization of gain on cash flow hedge				(1,659)	(1,659)				(1,659)
Change in deferred cash flow hedge				(51)	(51)				(51)
Other				(246)	(246)				(246)

Comprehensive loss, net of tax				$(60,443)					$(60,443)

Preferred stock dividends			(37,113)						(37,113)
Grant of long-term incentive stock	223,762	2	(2)						—
Forfeiture of restricted stock	(236,512)	(2)							(2)
Exercise of stock options (including income tax benefits and withholding)	2,419,708	24	590						614
Amortization of long-term incentive stock grant			20,843						20,843

Balance at December 25, 2010	283,059,236	$2,831	$1,161,409		$223,807	$(634,818)	$(57,733)	$479	$695,975
Purchase of subsidiary shares from noncontrolling interest			(983)					(279)	(1,262)
Net earnings				95,691		95,694		(3)	95,691
Foreign currency translation adjustments				(21,816)	(21,833))			17	(21,816)
Change in deferred pension				(6,379)	(6,379)				(6,379)
Amortization of gain on cash flow hedge				(1,690)	(1,690)				(1,690)
Change in deferred cash flow hedge				617	617				617

Comprehensive income, net of tax				$66,423					$66,423

Preferred stock dividends			(35,705)						(35,705)
Grant of long-term incentive stock	2,641,074	26							26
Forfeiture of restricted stock	(342,281)	(3)							(3)
Exercise of stock options (including income tax benefits and withholding)	1,072,538	10	(74)						(64)
Amortization of long-term incentive stock grant			13,895						13,895

Balance at December 31, 2011	286,430,567	$2,864	$1,138,542		$194,522	$(539,124)	$(57,733)	$214	$739,285

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$95,691	$(46,205)	$(598,724)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	211,410	208,319	224,115
Charges for losses on inventories and receivables	56,200	57,824	80,178
Net earnings from equity method investments	(31,426)	(30,635)	(30,579)
Dividends received	25,016	—	13,931
Other asset impairments	—	51,295	26,175
Compensation expense for share-based payments	13,895	20,840	33,316
Deferred income taxes and valuation allowances on deferred tax assets	(14,999)	15,551	325,886
Loss (gain) on disposition of assets	4,420	8,709	7,655
Other operating activities	19,937	11,501	7,199
Changes in assets and liabilities:
Decrease (increase) in receivables	99,927	60,273	126,131
Decrease (increase) in inventories	53,902	(87,724)	37,583
Net decrease (increase) in prepaid expenses and other assets	25,754	2,522	28,165
Net increase (decrease) in accounts payable, accrued expenses and other long-term liabilities	(360,060)	(69,144)	15,408

Total adjustments	103,976	249,331	895,163

Net cash provided by operating activities	199,667	203,126	296,439

Cash flows from investing activities:
Capital expenditures	(130,317)	(169,452)	(130,847)
Acquisitions, net of cash acquired, and related payments	(72,667)	(10,952)	—
Proceeds from disposition of assets and other	8,117	35,393	150,131
Restricted cash	(8,800)	(46,509)	—
Release of restricted cash	46,509	—	6,037

Net cash provided by (used in) investing activities	(157,158)	(191,520)	25,321

Cash flows from financing activities:
Net proceeds from employee share-based transactions	254	1,011	35
Advance received	8,800	—	—
Payment for non-controlling interests	(1,262)	(21,786)	—
Debt issuance costs	(9,945)	(4,688)	—
Proceeds from issuance of redeemable preferred stock, net	—	—	324,801
Dividends on redeemable preferred stock	(36,852)	(27,639)	—
Proceeds from issuance of borrowings	9,598	52,488	24,321
Payments on long- and short-term borrowings	(69,169)	(30,284)	(175,863)

Net cash provided by (used in) financing activities	(98,576)	(30,898)	173,294

Effect of exchange rate changes on cash and cash equivalents	(730)	(13,128)	9,099

Net increase (decrease) in cash and cash equivalents	(56,797)	(32,420)	504,153
Cash and cash equivalents at beginning of period	627,478	659,898	155,745

Cash and cash equivalents at end of period	$570,681	$627,478	$659,898

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Office Depot, Inc. (“Office Depot”) is a global supplier of office products and services under the Office Depot® brand and other proprietary brand names. As of December 31, 2011, we sold to customers throughout North America, Europe, Asia and Latin America. We operate wholly-owned entities, majority-owned entities or participate in other ventures and alliances.

Basis of Presentation: The consolidated financial statements of Office Depot and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany transactions have been eliminated in consolidation. In addition to wholly owned subsidiaries, we consolidate entities where we control financial and operating policies but do not have total ownership. Noncontrolling interests are presented in the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity as a component of total stockholders’ equity and in the Consolidated Statements of Operations as a specific allocation of net earnings (loss). The equity method of accounting is used for our investments in which we do not control but we either share control equally or have significant influence. During 2010, we amended the shareholders’ agreement related to our venture in India such that control is now shared equally. The venture was deconsolidated and subsequently accounted for under the equity method. The remaining investment at year end 2011 and 2010 in this venture is considered immaterial. We also participate in a joint venture selling office products and services in Mexico and Central and South America that is accounted for using the equity method with its results presented in miscellaneous income, net in the Consolidated Statements of Operations. Our investment at year end 2011 and 2010 of $196.9 million and $205.8 million, respectively, is included in other assets in the Consolidated Balance Sheets. We received dividends of $25 million in 2011 and $14 million in 2009 from this joint venture.

Certain prior year amounts in the income tax rate reconciliation included in Note F – Income Taxes have been recast to provide additional components reported in the current year presentation. Similarly, certain prior year amounts in the reconciliation of Division operating profit to Income (loss) before taxes in Note O – Segment Information have been recast to conform to the current year presentation.

Fiscal Year: Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Our fiscal 2011 financial statements consisted of 53 weeks, with the additional week occurring in our fourth quarter; all other periods presented in our consolidated financial statements consisted of 52 weeks.

Estimates and Assumptions: Preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and related notes. For example, estimates are required for, but not limited to, facility closure costs, asset impairments, fair value measurements, amounts earned under vendor programs, inventory valuation, contingencies and valuation allowances on deferred tax assets. Actual results may differ from those estimates.

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

Cash Equivalents: All short-term highly liquid investments with maturities of three months or less from the date of acquisition are classified as cash equivalents. Amounts in transit from banks for customer credit card and debit card transactions that process in less than seven days are classified as cash. The banks process the majority of these amounts within one to two business days. Approximately $9 million and $53 million of restricted cash held on deposit was included in other current assets at December 31, 2011 and December 25, 2010, respectively. The 2011 amount relates to an advance received that was placed in escrow and ultimately settled in January 2012. Approximately $47 million of restricted cash at the end of the year 2010 relates to the acquisition of Svanströms Gruppen (Frans Svanströms & Co AB) which was initiated in 2010 and completed in the first quarter of 2011.

Cash Management: Our cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement accounts and cash concentration on a daily basis. Accounts payable and accrued expenses as of December 31, 2011 and December 25, 2010 included $50 million and $64 million, respectively, of amounts not yet presented for payment drawn in excess of disbursement account book balances, after considering existing offset provisions. We may borrow during the period, which may result in higher levels of borrowings and invested cash within the period. At the end of the period, cash may be used to minimize borrowings outstanding at the balance sheet date. Approximately $174 million of our cash and cash equivalents was held outside the U.S. at December 31, 2011.

Receivables: Trade receivables, net, totaled $631.7 million and $687.4 million at December 31, 2011 and December 25, 2010, respectively. An allowance for doubtful accounts has been recorded to reduce receivables to an amount expected to be collectible from customers. The allowance recorded at December 31, 2011 and December 25, 2010 was $19.7 million and $28.0 million, respectively.

Our exposure to credit risk associated with trade receivables is limited by having a large customer base that extends across many different industries and geographic regions. However, receivables may be adversely affected by an economic slowdown in the U.S. or internationally. No single customer accounted for more than 10% of our total sales in 2011, 2010 or 2009.

Other receivables are $231.1 million and $276.4 million as of December 31, 2011 and December 25, 2010, respectively, of which $181.6 million and $198.3 million are amounts due from vendors under purchase rebate, cooperative advertising and various other marketing programs.

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

Income Taxes: Income tax expense is recognized at applicable U.S. or international tax rates. Certain revenue and expense items may be recognized in one period for financial statement purposes and in a different period’s income tax return. The tax effects of such differences are reported as deferred income taxes. Valuation allowances are recorded for periods in which realization of deferred tax assets does not meet a more likely than not standard. See Note F for additional information on deferred income taxes.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired. We test for possible goodwill impairment annually in the fourth quarter, or sooner if indications of possible impairment are identified. We use a discounted cash flow analysis that requires that certain assumptions and estimates be made regarding industry economic factors and future profitability.

Unless conditions warrant earlier action, intangible assets with indefinite lives also are tested annually for impairment during the fourth quarter using a discounted cash flow approach.

We amortize the cost of other intangible assets over their estimated useful lives. Amortizable intangible assets are reviewed at least annually to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Impairment of Long-Lived Assets: Long-lived assets with identifiable cash flows are reviewed for possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is assessed at the individual store level which is the lowest level of identifiable cash flows, and considers the estimated undiscounted cash flows over the asset’s remaining life. If estimated undiscounted cash flows are insufficient to recover the investment, an impairment loss is recognized equal to the estimated fair value of the asset less its carrying value and any costs of disposition. The fair value estimate is generally the discounted amount of estimated store-specific cash flows. Impairment losses of $11.4 million, $2.3 million and $3.5 million were recognized in 2011, 2010 and 2009, respectively, relating to certain under-performing retail stores.

Facility Closure Costs: We regularly review store performance against expectations and close stores not meeting our performance requirements. Costs associated with store or other facility closures, principally accrued lease costs, are recognized when the facility is no longer used in an operating capacity or when a liability has been incurred. Store assets are also reviewed for possible impairment, or reduction of estimated useful lives.

Accruals for facility closure costs are based on the future commitments under contracts, adjusted for assumed sublease benefits and discounted at the company’s risk-adjusted rate at the time of closing. We recorded charges relating to facilities closed totaling $9 million, $5 million and $126 million in 2011, 2010 and 2009, respectively. Additionally, we recognize charges to terminate existing commitments and to adjust remaining commitments to current market values. The accrued balance relating to our future commitments under operating leases for all of our closed facilities, including those in Note B, was $106 million and $133 million at December 31, 2011 and December 25, 2010, respectively. The short-term and long-term components of this liability are included in accrued expenses and other long-term liabilities, respectively, on the Consolidated Balance Sheets.

Accrued Expenses: Included in accrued expenses and other current liabilities in our Consolidated Balance Sheets are accrued payroll-related amounts of approximately $262 million and $273 million at December 31, 2011 and December 25, 2010, respectively.

Fair Value of Financial Instruments: The estimated fair values of financial instruments recognized in the Consolidated Balance Sheets or disclosed within these Notes to Consolidated Financial Statements have been determined using available market information, information from unrelated third-party financial institutions and appropriate valuation methodologies, primarily discounted projected cash flows. However, considerable judgment is required when interpreting market information and other data to develop estimates of fair value. See Note I for additional information on fair value.

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

We recognize a liability for future performance when gift cards are sold and recognize the related revenue when gift cards are redeemed as payment for our products. We recognize as revenue the unused portion of the gift card liability when historical data indicates that additional redemption is remote.

Franchise fees, royalty income and the sales of products to our franchisees and licensees are included in sales, while product costs are included in cost of goods sold and occupancy costs in the Consolidated Statements of Operations.

Cost of goods sold and occupancy: We include in cost of goods sold and occupancy costs, inventory costs, net of estimable vendor allowances and rebates, cash discounts on purchased inventory, freight costs incurred to bring merchandise to stores and warehouses, provisions for inventory value and physical adjustments and occupancy costs, including depreciation or facility rent of inventory-holding and selling locations and related utilities.

Shipping and Handling Fees and Costs: Income generated from shipping and handling fees is classified as revenues for all periods presented. Freight costs incurred to ship merchandise to customers are recorded as a component of store and warehouse operating and selling expenses. Shipping costs, combined with warehouse handling costs, totaled $727.0 million in 2011, $747.1 million in 2010 and $767.6 million in 2009. Other companies may present shipping and handling costs in cost of goods sold. Accordingly, our presentation of cost of goods sold and gross profit may not be comparable to similarly titled captions used by other companies.

Store and warehouse operating and selling expenses: This caption includes employee payroll and benefits and other operating costs incurred relating to selling activities, as well as warehouse activities, such as those relating to picking, packing and outbound delivery. We also include advertising expenses, accretion relating to closed facilities, and asset impairments of assets used in operations.

General and administrative expenses: General and administrative expenses include, employee payroll and benefits, as well as other expenses for executive management and various staff functions, such as information technology, most human resources functions, finance, legal, internal audit, and certain merchandising and product development functions. Gains, losses and impairment charges relating to assets used to support these functions, as well as certain charges related to company-directed activities are included in this caption. General and administrative expenses are allocated to our segments in determination of Division operating profit to the extent those costs are considered to be directly or closely related to segment activity.

Advertising: Advertising costs are charged either to expense when incurred or, in the case of direct marketing advertising, capitalized and amortized in proportion to the related revenues over the estimated life of the material, which range from several months to up to one year.

Advertising expense recognized was $434.6 million in 2011, $469.5 million in 2010 and $453.3 million in 2009. Prepaid advertising costs were $28.3 million as of December 31, 2011 and $40.9 million as of December 25, 2010.

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

Comprehensive Income (Loss): Comprehensive income (loss) represents the change in stockholders’ equity from transactions and other events and circumstances arising from non-stockholder sources. Comprehensive income consists of net earnings (loss), foreign currency translation adjustments, deferred pension gains (losses), and elements of qualifying cash flow hedges, net of applicable income taxes. As of December 31, 2011, and December 25, 2010, our Consolidated Balance Sheet reflected accumulated OCI in the amount of $195 million and $224 million, which consisted of $193 million and $214 million in foreign currency translation adjustments, $3 million and $4 million in unamortized gain on hedge and $1 million in deferred pension loss and $6 million in deferred pension gain, respectively.

Vendor Arrangements: We enter into arrangements with substantially all of our significant vendors that provide for some form of consideration to be received from the vendors. Arrangements vary, but some specify volume rebate thresholds, advertising support levels, as well as terms for payment and other administrative matters. The volume-based rebates, supported by a vendor agreement, are estimated throughout the year and reduce the cost of inventory and cost of goods sold during the year. This estimate is regularly monitored and adjusted for current or anticipated changes in purchase levels and for sales activity. Other promotional consideration received is event-based or represents general support and is recognized as a reduction of cost of goods sold or inventory, as appropriate based on the type of promotion and the agreement with the vendor. Some arrangements may meet the specific, incremental, identifiable criteria that allow for direct operating expense offset, but such arrangements are not significant.

New Accounting Standards: Effective for the first quarter of 2012, a new accounting standard will require the presentation of net income and other comprehensive income either as a continuous statement or as two separate statements. The portion of the new standard which would require the presentation of reclassifications of other comprehensive income on the face of the income statement has been deferred. In past periods, we have presented the components of other comprehensive income as a separate statement for the full year and as a separate footnote for interim periods. We anticipate following the two statement format. The standard will not change the recognition or measurement of net income or other comprehensive income.

Also effective for the first quarter of 2012, a new accounting standard has been issued that is intended to achieve common fair value measurements and disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. This new standard amends current fair value guidance to include increased transparency around valuation inputs and investment categorization.

Effective for 2012 testing for goodwill impairment, entities will have an option of performing a qualitative assessment before calculating the fair value of their reporting units. If, based on the qualitative assessment, an entity concludes it is more likely than not that the fair value of the reporting unit exceeds its carrying value, quantitative testing for impairment is not necessary. The company did not elect the early adoption that was available for 2011.

Additionally, effective for the first quarter of 2014, a new accounting standard will require disclosure of information about the effect or potential effect of financial instrument netting arrangements on the company’s financial position. Companies will be required to present both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset.

Including the above, there are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

NOTE B – ASSET IMPAIRMENTS, EXIT COSTS AND OTHER CHARGES

In recent years, the company has taken actions to adapt to changing and increasingly competitive conditions experienced in the markets in which we serve. These actions include closing stores and distribution centers (“DCs”), consolidating functional activities, disposing of businesses and assets, and taking actions to improve process efficiencies. Significant charges and impairments have been recognized associated with these activities. The charges and impairments recognized in 2009 related to a strategic review and were managed at the corporate level (“Charges”) and not considered in determining Division operating profit. The charges and impairments recognized in 2011 and 2010 associated with facility closures, consolidating functions and process improvements were either included in the determination of Division operating profit or as corporate costs, depending on the underlying activity. Store-level impairments and store closure costs, unrelated to the actions discussed above, are included in determination of Division operating profit and are not included in the tables below.

The amount of charges and impairments discussed above, including Charges in 2009, recognized throughout the company by year and the line item presentation in our accompanying Consolidated Statements of Operations is as follows.

(Dollars in millions)	2011	2010	2009
Cost of goods sold and occupancy costs	$2	$—	$13
Store and warehouse operating and selling expenses	25	14	188
Other asset impairments	—	51	26
General and administrative expenses	31	22	26

Total	$58	$87	$253

The 2011 charges and impairments primarily relate to the consolidation and elimination of functions in Europe, the closure of stores in Canada and company-wide process improvement initiatives. The charges and impairments recognized in 2010 include $51 million for the abandonment of a certain software application, $23 million for losses on the disposal of operating entities in Israel and Japan and other costs, as well as $13 million of compensation-related costs following the departure of our former CEO. The $253 million of Charges recognized in 2009 followed a strategic review that led to closure of DCs in North America and Europe, closures of stores in North America and Japan, losses on sale-leaseback transactions that were initiated to enhance our liquidity position, as well as headcount reductions and other restructuring activities. As noted above, costs associated with that strategic review were captured and reviewed at the corporate level and were not included in Division results, consistent with the internal reporting used to manage the business and allocate resources. In addition to severance costs which usually require cash payment within 60 days of the initial accounting expense recognition, a significant amount of the Charges in 2009 related to closed store accruals, and to a lesser extent the 2011 store closures, will continue to require cash payments over the related lease contract period or until the lease is terminated. Charges and credits associated with adjusting these accrued lease liabilities can impact future period results. Also, the ongoing accretion of the discounted accrued liability is reflected in operating expenses at the corporate level, but is not included in the charges and impairments discussed above. The accretion charges for 2011 and 2010 totaled approximately $12 million and $14 million, respectively.

The following table indicates the amount of charges and impairments included in the determination of Division operating profit and at the corporate level:

(Dollars in million)	2011	2010	2009
North America Retail Division	$12	$—	$—
North America Business Solutions Division	—	—	—
International Division	31	23	—
Corporate level	15	64	253

Total	$58	$87	$253

Reconciliations of beginning and ending liability balances associated with exit and restructuring-related costs that are addressed above are as follows:

(Dollars in millions)	Beginning Balance	Charges Incurred	Cash Payments	Non-cash Settlements and Accretion	Currency and Other Adjustments	Ending Balance
2011
Termination benefits	$4	$25	$(17)	$—	$—	$12
Accelerated depreciation	—	2	—	(2)	—	—
Lease, contract obligations and, other costs	113	26	(59)	12	3	95

Total	$117	$53	$(76)	$10	$3	$107

2010
Termination benefits	$13	$6	$(12)	$—	$(3)	$4
Asset impairments and accelerated depreciation	—	1	—	(1)	—	—
Lease and contract obligations	162	5	(64)	14	(4)	113

Total	$175	$12	$(76)	$13	$(7)	$117

Lease accruals on closed facilities reflect the company’s best estimate of its obligations under these long-term arrangements, net of sublease assumptions, discounted at the company’s estimated unsecured borrowing rate at the time of each location closure. This accrued liability may be adjusted in future periods as actual sublease activity is better or worse than estimated. Any such adjustments, as well as accretion of this liability will be reflected as a component of store and warehouse operating and selling expenses or general and administrative expenses, depending on the nature of the underlying assets.

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment consisted of:

(Dollars in thousands)	December 31, 2011	December 25, 2010
Land	$34,258	$36,447
Buildings	335,862	340,748
Leasehold improvements	998,736	994,320
Furniture, fixtures and equipment	1,547,659	1,645,750

	2,916,515	3,017,265
Less accumulated depreciation	(1,849,475)	(1,860,252)

Total	$1,067,040	$1,157,013

The above table of property and equipment includes assets held under capital leases as follows:

(Dollars in thousands)	December 31, 2011	December 25, 2010
Buildings	$266,992	$267,471
Furniture, fixtures and equipment	53,924	49,969

	320,916	317,440
Less accumulated depreciation	(112,250)	(92,695)

Total	$208,666	$224,745

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The components of goodwill by segment are provided in the following table:

(Dollars in thousands)	North American Retail Division	North American Business Solutions Division	International Division	Total
Balance as of December 26, 2009
Goodwill	$1,842	$367,790	$863,134	$1,232,766
Accumulated impairment losses	(1,842)	(348,359)	(863,134)	(1,213,335)

	—	19,431	—	19,431
2010 Changes	—	—	—	—

Balance as of December 25, 2010
Goodwill	1,842	367,790	863,134	$1,232,766
Accumulated impairment losses	(1,842)	(348,359)	(863,134)	(1,213,335)

	—	19,431	—	19,431
2011 Changes

Balance as of December 31, 2011
Goodwill	1,842	367,790	863,134	$1,232,766
Accumulated impairment losses	(1,842)	(348,359)	(863,134)	(1,213,335)
Goodwill acquired during the year	—	—	45,805	45,805
Foreign currency rate impact			(3,337)	(3,337)

	$—	$19,431	$42,468	$61,899

Other Intangible Assets

Indefinite-lived intangible assets related to acquired trade names were $5.5 million and $5.6 million, at December 31, 2011 and December 25, 2010, respectively, and are included in other intangible assets in the Consolidated Balance Sheets. Indefinite-lived intangibles are not subject to amortization. Instead, they are tested for impairment at least annually. The change in the balance during 2011 resulted from changes in foreign currency rates.

Amortizing intangible assets, which are included in other intangible assets in the Consolidated Balance Sheets, include the following:

	December 31, 2011		December 25, 2010
(Dollars in thousands)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer lists	$ 43,972	$ (16,174)	$ 28,000	$ (11,773)
Other	5,868	(3,987)	2,600	(2,600)

Total	$ 49,840	$ (20,161)	$30,600	$ (14,373)

We review our amortizing intangible assets at least annually to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Amortization of intangible assets was $5.2 million in 2011, $2.9 million in 2010, and $3.1 million in 2009 (at average foreign currency exchange rates).

The weighted average amortization period for the remaining finite-lived intangible assets is 5.7 years. Estimated future amortization expense for the next five years at December 31, 2011 is as follows:

(Dollars in thousands)
2012	$5,477
2013	5,332
2014	5,173
2015	4,706
2016	4,618

NOTE E – DEBT

Debt consists of the following:

(Dollars in thousands)	December 31, 2011	December 25, 2010
Short-term borrowings and current maturities of long-term debt:
Short-term borrowings	$15,057	$53,729
Capital lease obligations	18,626	16,361
Current maturities of long-term debt	2,718	2,278

	$36,401	$72,368

Long-term debt, net of current maturities:
$400 million senior notes	$399,953	$400,067
Capital lease obligations	229,605	239,476
Other	18,755	20,277

	$648,313	$659,820

The company was in compliance with all applicable financial covenants of existing loan agreements at December 31, 2011. On March 30, 2011, the company obtained from the lending institutions participating in the previously-existing credit agreement a waiver of default following identification of the need to restate the financial statements in our original Annual Report on Form 10-K filed on February 22, 2011.

On May 25, 2011, the company entered into a $1.0 billion Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with a group of lenders, most of whom participated in the company’s previously-existing $1.25 billion Credit Agreement. The Amended Credit Agreement provides for an asset based, multi-currency revolving credit facility (the “Facility”). The Amended Credit Agreement also provides that the Facility may be increased by up to $250 million, subject to certain terms and conditions, including obtaining increased commitments from existing or new lenders. The amount that can be drawn on the Facility at any given time is determined based on percentages of certain accounts receivable, inventory and credit card receivables (the “Borrowing Base”). At December 31, 2011, the company was eligible to borrow approximately $845.6 million of the Facility based on the December Borrowing Base certificate. The Facility includes a sub-facility of up to $200 million which is available to certain of the company’s European subsidiaries (the “European Borrowers”). Certain of the company’s domestic subsidiaries (the “Domestic Guarantors”) guaranty the obligations under the Facility. The Agreement also provides for a letter of credit sub-facility of up to $325 million. All loans borrowed under the Agreement may be borrowed, repaid and reborrowed from time to time until the maturity date of May 25, 2016.

All amounts borrowed under the Facility, as well as the obligations of the Domestic Guarantors, are secured by a lien on the company’s and such Domestic Guarantors’ accounts receivables, inventory, cash, cash equivalents and deposit accounts. All amounts borrowed by the European Borrowers under the Facility are secured by a lien on such European Borrowers’ accounts receivable, inventory, cash, cash equivalents and deposit accounts, as well as certain other assets. At the company’s option, borrowings made pursuant to the Facility bear interest at either, (i) the alternate base rate (defined as the higher of the Prime Rate (as announced by the Agent), the Federal Funds Rate plus 1/2 of 1% and the one month Adjusted LIBO Rate (defined below) and 1%) or (ii) the Adjusted LIBO Rate (defined as the LIBO Rate as adjusted for statutory revenues) plus, in either case, a certain margin based on the aggregate average availability under the Facility. The Amended Credit Agreement also contains representations, warranties, affirmative and negative covenants, and default provisions which are conditions precedent to borrowing. The most significant of these covenants and default provisions include limitations in certain circumstances on acquisitions, dispositions, share repurchases and the payment of cash dividends. The company has never paid a cash dividend on its common stock.

The Facility also includes provisions whereby if the global availability is less than $150.0 million, or the European availability is below $37.5 million, the company’s cash collections go first to the agent to satisfy outstanding borrowings. Further, if total availability falls below $125.0 million, a fixed charge coverage ratio test is required. Any event of default that is not cured within the permitted period, including non-payment of amounts when due, any debt in excess of $25 million becoming due before the scheduled maturity date, or the acquisition of more than 40% of the ownership of the company by any person or group, could result in a termination of the Facility and all amounts outstanding becoming immediately due and payable.

The Amended Credit Agreement also permits the company to use the Facility to redeem, tender or otherwise repurchase its existing 6.25% senior notes subject to a $600 million minimum liquidity requirement.

At December 31, 2011, the company had approximately $734.4 million of available credit under the Facility. At December 31, 2011, no amounts were outstanding under the Facility. Letters of credit outstanding under the Facility totaled approximately $111.2 million. An additional $0.2 million of letters of credit were outstanding under separate agreements. Average borrowings under the Facility during 2011 were approximately $61.9 million at an average interest rate of 3.5%. The maximum month end amount outstanding during 2011 occurred in May at approximately $117.5 million.

At December 31, 2011, the company had short-term borrowings of $15.1 million. These borrowings primarily represent outstanding balances under various local currency credit facilities for our international subsidiaries that had an effective interest rate at the end of the year of approximately 2.2%. The majority of these short-term borrowings represent outstanding balances on uncommitted lines of credit, which do not contain financial covenants.

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

Capital lease obligations primarily relate to buildings and equipment.

Aggregate annual maturities of long-term debt and capital lease obligations are as follows:

(Dollars in thousands)
2012	$55,128
2013	435,859
2014	35,314
2015	34,893
2016	30,677
Thereafter	224,198

Total	816,069
Less amount representing interest on capital leases	(131,355)

Total	684,714
Less current portion	(36,401)

Total long-term debt	$648,313

NOTE F – INCOME TAXES

The income tax expense (benefit) related to earnings (loss) from operations consisted of the following:

(Dollars in thousands)	2011	2010	2009
Current:
Federal	$(59,504)	$(28,278)	$(41,997)
State	(3,625)	1,408	2,228
Foreign	15,023	849	1,455
Deferred:
Federal	—	—	233,398
State	33	(64)	46,845
Foreign	(14,999)	15,615	45,643

Total income tax expense (benefit)	$(63,072)	$(10,470)	$287,572

The components of earnings (loss) before income taxes consisted of the following:

(Dollars in thousands)	2011	2010	2009
North America	$(4,131)	$(114,231)	$(271,520)
International	36,750	57,556	(39,632)

Total	$32,619	$(56,675)	$(311,152)

The components of deferred income tax assets and liabilities consisted of the following:

(Dollars in thousands)	December 31, 2011	December 25, 2010
U.S. and foreign net operating loss carryforwards	$379,610	$344,878
Deferred rent credit	101,679	107,673
Vacation pay and other accrued compensation	78,797	71,496
Accruals for facility closings	32,800	41,896
Inventory	13,562	17,165
Self-insurance accruals	20,640	20,622
Deferred revenue	5,893	10,764
State credit carryforwards, net of Federal benefit	13,643	12,739
Allowance for bad debts	2,911	9,005
Accrued rebates	7,978	14,591
Other items, net	46,713	65,768

Gross deferred tax assets	704,226	716,597
Valuation allowance	(621,719)	(648,869)

Deferred tax assets	82,507	67,728

Internal software	4,216	1,003
Basis difference in fixed assets	32,055	53,391
Deferred Subpart F income	10,791	—

Deferred tax liabilities	47,062	54,394

Net deferred tax assets	$35,445	$13,334

As of December 31, 2011, we had approximately $280 million of U.S. Federal, $822 million of foreign, and $1.2 billion of state net operating loss carryforwards. The U.S. Federal carryforward will expire between 2030 and 2031. Of the foreign carryforwards, $623 million can be carried forward indefinitely, $17 million will expire in 2012, and the balance will expire between 2013 and 2031. Of the state carryforwards, $29 million will expire in 2012, and the balance will expire between 2013 and 2031.

Additionally, as a result of the settlement of an audit with a foreign taxing authority, the company has conceded net operating loss carryfowards of $56 million and the previously disclosed $1.73 billion of foreign capital loss carryforwards ($454 million tax-effected) that resulted from a 2010 internal restructuring transaction. Both of these deferred tax attributes were fully offset by valuation allowance prior to the settlement. Under the tax laws of the jurisdiction, the capital loss carryforward was limited to only offset a future capital gain resulting from an intercompany transaction between the specific subsidiaries of the company involved in the 2010 transaction. Because the company believed that it was remote that the capital loss carryforward would be realized in the foreseeable future, a full valuation allowance had been established against the asset and the company had excluded the attribute from the above tabular rendition of deferred tax assets and liabilities.

U.S. income taxes have not been provided on the undistributed earnings of foreign subsidiaries, which were approximately $793 million as of December 31, 2011. We have reinvested such earnings overseas in foreign operations indefinitely and expect that future earnings will also be reinvested overseas indefinitely.

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

The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. An accumulation of recent pre-tax losses is considered strong negative evidence in that evaluation. The charge to establish the valuation allowance followed the third quarter 2009 condition of reaching or nearly reaching a 36 month cumulative loss position in certain taxing jurisdictions. While the company believes positive evidence exists with regard to the realizability of these deferred tax assets, it is not considered sufficient to outweigh the objectively verifiable negative evidence, including the cumulative 36 month pre-tax loss history. Valuation allowances in certain foreign jurisdictions were removed during 2010 and 2011 because sufficient positive financial information existed, resulting in tax benefit recognition of $10 million and $9 million, respectively. Deferred tax assets without valuation allowances remain in certain foreign tax jurisdictions where supported by the evidence.

(Dollars in millions)	Beginning Balance	Net Change	Ending Balance
Valuation allowances at:
December 31, 2011	$648.9	$(27.2)	$621.7
December 25, 2010	$657.0	$(8.1)	$648.9

Of the $621.7 million valuation allowance as of December 31, 2011, $4.4 million is attributable to net operating loss carryforward assets generated from equity compensation deductions that if realized in future period would benefit additional paid-in capital.

The following is a reconciliation of income taxes at the Federal statutory rate to the provision (benefit) for income taxes:

(Dollars in thousands)	2011	2010	2009
Federal tax computed at the statutory rate	$11,417	$(19,836)	$(108,903)
State taxes, net of Federal benefit	1,417	1,434	1,951
Foreign income taxed at rates other than Federal	(22,290)	(15,926)	(21,882)
Increase (reduction) in valuation allowance	(7,927)	29,777	387,735
Non-deductible foreign interest	11,818	5,094	13,198
Change in uncertain tax positions	(77,085)	(32,283)	5,526
Tax expense from intercompany transactions	4,955	1,090	—
Subpart F income	10,101	—	—
Change in tax rate	1,529	—	—
Disposition of foreign affiliates	—	(8,562)	—
Gain on intercompany sale	—	20,216	—
Other items, net	2,993	8,526	9,947

Income tax expense (benefit)	$(63,072)	$(10,470)	$287,572

The significant tax jurisdictions related to the line item foreign income taxed at rates other than Federal include the UK, the Netherlands and France.

The following table summarizes the activity related to our uncertain tax positions (“UTPs”):

(Dollars in thousands)	2011	2010	2009
Beginning Balance	$110,540	$141,125	$119,626
Additions based on tax positions related to the current year	—	3,436	5,505
Additions for tax positions of prior years	471,081	24,936	19,149
Reductions for tax positions of prior years	(40,083)	(32,572)	(2,820)
Statute expirations	(60,131)	(17)	(335)
Settlements	(474,880)	(26,368)	—

Ending Balance	$6,527	$110,540	$141,125

During the third quarter of 2011, following closure of certain tax audits and the expiration of the statute of limitations on previously open tax years, we reversed approximately $66 million of UTPs. An additional UTP accrual of $15 million was reversed during the fourth quarter of 2011 following closure of certain tax audits.

Included in the balance of $6.5 million at December 31, 2011, are $5.1 million of net uncertain tax positions that, if recognized, would affect the effective tax rate. The difference of $1.4 million primarily results from positions which if sustained would be fully offset by a valuation allowance.

We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years before 2009. Our U.S. federal filings for 2009 and 2010 are under routine examination, and it is reasonably possible that audits for some of these periods will be closed prior to the end of 2012. Additionally, the U.S. federal tax return for 2011 is under concurrent year review. Significant international tax jurisdictions include the UK, the Netherlands, France and Germany. Generally, we are subject to routine examination for years 2006 and forward in these jurisdictions. It is reasonably possible that certain of these audits will close within the next 12 months, which could result in a decrease of as much as $2.6 million or an increase of as much as $1.0 million to our accrued uncertain tax positions. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits, however, an estimate of such changes cannot reasonably be made.

As part of the ongoing 2009 and 2010 audits, the U.S. Internal Revenue Service (“IRS”) has proposed a deemed royalty assessment from our foreign operations with a tax and penalty amount of approximately $126 million. The company disagrees with this assessment and, based on the technical merits of this issue, believes that no accrual is required at this time. The company is working with its outside tax advisors and the IRS to resolve this dispute in a timely manner. To the extent the IRS prevailed on this issue, the income statement impact may be lowered because of available net operating losses and other deferred tax assets.

We recognize interest related to unrecognized tax benefits in interest expense and penalties in the provision for income taxes. Because of the expiration of statute and settlement reached with certain taxing authorities, we recognized a net interest credit of $30.4 million in 2011 and $6.7 million in 2010. We recognized expense from interest and penalties of approximately $4.4 million in 2009. We had approximately $7.3 million accrued for the payment of interest and penalties as of December 31, 2011.

In connection with the expensing of the fair value of employee stock options, we have elected to calculate our pool of excess tax benefits under the alternative or “short-cut” method. At adoption, this pool of benefits was approximately $55.3 million and was approximately $101.2 million as of December 31, 2011. This pool may increase in future periods if tax benefits realized are in excess of those based on grant date fair values or may decrease if used to absorb future tax deficiencies determined for financial reporting purposes.

NOTE G – COMMITMENTS AND CONTINGENCIES

Operating Leases: We lease retail stores and other facilities and equipment under operating lease agreements. Facility leases typically are for a fixed non-cancellable term with one or more renewal options. In addition to minimum rentals, there are certain executory costs such as real estate taxes, insurance and common area maintenance on most of our facility leases. Many lease agreements contain tenant improvement allowances, rent holidays, and/or rent escalation clauses. For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization.

We recognize a deferred rent liability for tenant improvement allowances and rent holidays and amortize these amounts over the terms of the related leases as a reduction of rent expense. Rent related accruals totaled approximately $254 million and $267 million at December 31, 2011 and December 25, 2010, respectively. The short-term and long-term components of these liabilities are included in accrued expenses and other long-term liabilities, respectively, on the Consolidated Balance Sheets. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, we record minimum rental expenses on a straight-line basis over the terms of the leases.

Certain leases contain provisions for additional rent to be paid if sales exceed a specified amount, though such payments have been immaterial during the years presented.

The table below shows future minimum lease payments due under the non-cancelable portions of our leases as of December 31, 2011. These minimum lease payments include facility leases that were accrued as store closure costs. Additional information including optional lease renewals follows this table.

(Dollars in thousands)
2012	$488,057
2013	426,975
2014	355,366
2015	282,308
2016	208,535
Thereafter	565,820

2,327,061
Less sublease income	54,270

Total	$2,272,791

We determine the lease term at inception to be the non-cancelable rental period plus any renewal options that are considered reasonably assured. Leasehold improvements are depreciated over the shorter of their estimated useable lives or the identified lease term. Lease payments for the next five years and thereafter that include both the non-cancelable amounts from above, plus the renewal options included in our projected lease term are, $490 million for 2012; $443 million for 2013; $401 million for 2014; $360 million for 2015; $314 million for 2016 and $1,407 million thereafter, for a total of $3,415 million, $3,361 million net of sublease income.

Rent expense, including equipment rental, was $447.1 million, $469.4 million and $498.6 million in 2011, 2010, and 2009, respectively. Rent expense was reduced by sublease income of $3.0 million in 2011, $2.8 million in 2010 and $2.9 million in 2009.

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

On April 6, 2011, a putative class action lawsuit was filed against the company and certain current and former executive officers alleging violations of the Securities Exchange Act of 1934 and seeking damages, fees, costs and equitable relief. The allegations made in this lawsuit primarily relate to the company’s previous financial disclosures and reports regarding the certain tax losses described below. The lawsuit was filed in the United States District Court for the Southern District of Florida captioned as Climo v. Office Depot, Inc, Steve Odland, Michael D. Newman and Neil R. Austrian. The Court granted a request by the Central Laborers’ Pension Fund (“CLPF”) to appoint it as lead plaintiff in the case and the CLPF filed its amended complaint on September 6, 2011. The company filed a motion to dismiss the Complaint November 7, 2011, plaintiff’s opposition to the motion to dismiss was filed on January 7, 2012, and the company’s reply was filed on February 7, 2012. Pursuant to Court Order, all discovery is stayed pending a decision on the motion to dismiss.

On June 17, 2011, a derivative lawsuit was filed against certain current and former executive officers and the company, generally alleging that the officers breached their fiduciary duties. The allegations in this lawsuit primarily relate to the company’s previous financial disclosures and reports regarding the certain tax losses described below. The derivative lawsuit was filed in the United States District Court for the Southern District of Florida captioned as Long v. Steve Odland, Michael D. Newman and Neil R. Austrian, defendants, and Office Depot, Inc., nominal defendant. The Special Litigation Committee (“SLC”), which was appointed by the company’s Board of Directors to review the allegations, issued its report on January 9, 2012. As set forth in the report, the SLC determined that the claims alleged in the Complaint should be dismissed. Accordingly, the company intends to file a motion to dismiss the Complaint at the appropriate time.

The allegations made in the above lawsuits primarily relate to the company’s previous financial disclosures and reports regarding certain tax losses. On March 31, 2011, Office Depot announced that the Internal Revenue Service had denied the company’s claim to carry back certain tax losses to prior tax years under economic stimulus-based tax legislation enacted in 2009. As a result, on April 6, 2011, the company restated its financial results to revise the accounting treatment regarding its original tax position. The periods covered by the restatement were the fiscal year ended December 25, 2010 and each of the quarters ended June 26, 2010 and September 25, 2010.

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

Other: — The company has received a proposed tax and penalty assessment from the U.S. Internal Revenue Service totaling approximately $126 million. The company disagrees with this assessment. See Note F.

During 2011, the company modified terms and conditions of its private label credit card program that, among other things, eliminated recourse to the company for losses, provided the company with portfolio rights at termination, and lowered fees. The previously-established funded reserve was retained by the financial institution and the unfunded bad debt accrual of approximately $8 million was reversed by the company. If sales under the program fall under a specified level on a rolling 12-month basis, the company would be required to make a liquidating damage payment to the financial institution, though no such payment is currently anticipated.

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

A summary of the activity in our stock option plans for the last three years is presented below.

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	20,021,044	$7.49	24,202,715	$11.81	14,479,141	$22.78
Granted	3,680,850	4.53	5,140,900	8.11	11,901,752	0.93
Granted – option exchange	—	—	1,350,709	5.13	—	—
Canceled	(3,567,513)	9.46	(4,510,682)	21.57	(2,178,178)	15.99
Cancelled – option exchange	—	—	(3,739,557)	22.85	—	—
Exercised	(1,075,205)	0.86	(2,423,041)	0.95	—	—

Outstanding at end of year	19,059,176	$6.90	20,021,044	$7.49	24,202,715	$11.81

The weighted-average grant date fair values of options granted during 2011, 2010, and 2009 were $2.25, $3.89, and $0.69, respectively, using the following weighted average assumptions for grants:

•	Risk-free interest rates of 1.97% for 2011, 2.3% for 2010, and 2.1% for 2009

•	Expected lives of 4.5 years for all three years

•	A dividend yield of zero for all three years

•	Expected volatility ranging from 67% to 77% for 2011, 64% to 73% for 2010, and 70% to 118% for 2009

•	Forfeitures are anticipated at 5% and are adjusted for actual experience over the vesting period

The following table summarizes information about options outstanding at December 31, 2011.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.85 $5.12	9,537,217	4.49	$1.94	4,319,249	3.62	$1.02
5.13 (option exchange)	995,256	5.04	5.13	374,020	4.56	5.13
5.14 10.00	4,917,893	4.12	7.80	2,519,605	2.81	8.12
10.01 15.00	960,634	1.97	11.30	940,525	1.96	11.29
15.01 25.00	2,275,635	.082	20.63	2,275,635	0.82	20.63
25.01 33.61	372,541	1.66	31.60	372,541	1.66	31.60

$0.85 $33.61	19,059,176	3.80	$6.90	10,801,575	2.66	$8.90

The intrinsic value of options exercised in 2011 and 2010, was $3.8 million, and $11.9 million, respectively. There were no option exercises in 2009.

As of December 31, 2011, there was approximately $11.1 million of total stock-based compensation expense that has not yet been recognized relating to non-vested awards granted under our option plans. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of approximately 1.9 years. Of the 8.3 million unvested shares, the company estimates that 7.9 million, or 95%, will vest. The number of exercisable shares was 10.8 million shares of common stock at December 31, 2011 and 8.3 million shares of common stock at December 25, 2010.

Restricted Stock

Restricted stock grants typically vest annually over a three-year service period; however, grants made to the company’s board of directors vest immediately and are free of restrictions. In 2011 we granted 2,890,943 shares of restricted stock to our broad-based eligible employee population which typically vest one-third annually on the anniversary of the grant date. Of these shares, two grants of 600,000 shares were awarded to our new Chair and CEO as an incentive for future performance. The first grant of 600,000 restricted shares is subject to a three-year cliff vesting based on a service requirement, and the second grant of 600,000 restricted shares is subject to vesting based on both service and performance requirements. In addition, 256,441 shares were granted to the board of directors as part of their annual compensation and vest immediately. A summary of the status of the company’s nonvested shares as of December 31, 2011, and changes during the year ended December 31, 2011 is presented below.

	2011		2010		2009
	Shares	Weighted Average Grant-Date Price	Shares	Weighted Average Grant-Date Price	Shares	Weighted Average Grant-Date Price
Nonvested at beginning of year	496,059	$10.39	1,318,162	$13.21	2,663,216	$14.06
Granted	2,890,943	3.96	173,387	8.01	21,628	0.85
Vested	(594,876)	9.00	(741,007)	14.19	(1,230,397)	14.60
Forfeited	(179,250)	4.97	(254,483)	11.31	(136,285)	15.24

Nonvested at end of year	2,612,876	$3.96	496,059	$10.39	1,318,162	$13.21

As of December 31, 2011, there was approximately $6.8 million of total unrecognized compensation cost related to nonvested restricted stock. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of two years. Of the 2.6 million unvested shares at year end, the company estimates that 2.3 million will vest. The total grant date fair value of shares vested during 2011 was approximately $5.3 million.

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

During 2011, 2010, and 2009, $7.2 million, $80.2 thousand, $1.1 million, respectively, was recorded as compensation expense for company contributions to these programs and certain international retirement savings plans. Additionally, nonparticipating annuity premiums were paid for benefits in certain European countries totaling $5.0 million, $4.7 million and $4.9 million in 2011, 2010, and 2009, respectively.

Pension Plan

The company has a defined benefit pension plan covering a limited number of employees in Europe. During 2008, curtailment of that plan was approved by the trustees and future service benefits ceased for the remaining employees. The following table provides a reconciliation of changes in the projected benefit obligation, the fair value of plan assets and the funded status of the plan to amounts recognized on our balance sheets:

(Dollars in thousands)	December 31, 2011	December 25, 2010
Changes in projected benefit obligation:
Obligation at beginning of period	$177,195	$192,131
Service cost	—	—
Interest cost	9,838	10,466
Member contributions	—	—
Benefits paid	(4,118)	(4,426)
Actuarial gain	(1,558)	(14,651)
Currency translation	1,007	(6,325)

Obligation at valuation date	182,364	177,195

Changes in plan assets:
Fair value at beginning of period	132,022	120,383
Actual return on plan assets	(1,259)	14,959
Company contributions	5,293	5,105
Member contributions	—	—
Benefits paid	(4,118)	(4,426)
Currency translation	849	(3,999)

Plan assets at valuation date	132,787	132,022

Benefit obligation in excess of plan assets	(49,577)	(45,173)

Net liability recognized at end of period	$(49,577)	$(45,173)

The net unfunded amount is classified as a non-current liability in the caption deferred taxes and other long-term liabilities on the Consolidated Balance Sheets. Included in OCI was a deferred loss of approximately $1 million and a deferred gain of $6 million at December 31, 2011 and December 25, 2010, respectively. The deferred loss is not expected to be amortized into income during 2012. The plan’s accumulated benefit obligations were approximately $182.4 million and $177.2 million at the 2011 and 2010 valuation dates, respectively.

The components of net periodic expense are presented below:

(Dollars in thousands)	2011	2010	2009
Service cost	$—	$—	$—
Interest cost	9,838	10,466	9,006
Expected return on plan assets	(9,336)	(8,039)	(6,291)

Net periodic pension cost	$502	$2,427	$2,715

Assumptions used in calculating the funded status included:

	2011	2010	2009
Long-term rate of return on plan assets	6.00%	6.77%	6.89%
Discount rate	4.70%	5.40%	5.70%
Salary increases	—	—	—
Inflation	3.00%	3.40%	3.80%

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

The allocation of assets is as follows:

	Percentage of Plan Assets			Target Allocation
	2011	2010	2009
Equity securities	70%	73%	71%	60% - 95%
Debt securities	30%	27%	27%	0% - 30%
Real estate	0%	0%	0%	0% - 10%
Other	0%	0%	2%	0% - 10%

Total	100%	100%	100%

The fair value of plan assets by asset category is as follows:

(Dollars in thousands)		Fair Value Measurements at December 31, 2011
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$—	$—	$—	$—
Equity securities	91,912	88,088	3,824	—
Debt securities	40,875	—	40,875	—

Total	$132,787	$88,088	$44,699	$—

(Dollars in thousands)		Fair Value Measurements at December 25, 2010
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$—	$—	$—	$—
Equity securities	95,699	95,699	—	—
Debt securities	36,323	36,323	—	—

Total	$132,022	$132,022	$—	$—

Anticipated benefit payments, at December 31, 2011 exchange rates, are as follows:

(Dollars in thousands)
2012	$4,111
2013	4,232
2014	4,360
2015	4,490
2016	4,626
Next five years	25,292

During January 2012, the company settled an outstanding dispute with the seller of the entity which included this pension plan. Amounts received from the seller have been contributed to the plan in 2012. See Note R for additional discussion.

NOTE I — FAIR VALUE MEASUREMENTS

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

The fair values of cash and cash equivalents, receivables, accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

See Note A for additional information on cash and cash equivalents, which total $570.7 million at December 31, 2011 (Level 1), as well as fair value estimates used when considering potential impairments of long-lived assets and goodwill (Level 3). Impairment charges of $11.4 million in 2011 and $2.3 million in 2010 were based on estimated fair values of the related assets of $1.7 million in 2011 and $0.4 million in 2010.

The fair values of our interest rate swaps, foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current interest rates, exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data. There were no interest rate swap agreements in place at the end of 2011 and the amounts receivable or payable under foreign currency and fuel contracts were not significant at the end of 2011. See Note J for additional information on our derivative instruments and hedging activities.

Fair value estimates may be required to measure certain assets and liabilities on a nonrecurring basis for asset impairments and exit cost valuations.

The following table summarizes the company’s financial assets and liabilities measured at fair value on a recurring basis:

	Level 2
	Fair Value Measurement Category
(In thousands)	December 31, 2011	December 25, 2010
Assets
Commodity contracts — fuel	$—	$253
Foreign exchange contracts	341	—

Liabilities:
Commodity contracts — fuel	$251	$—
Foreign exchange contracts	$92	$434

The company records its senior notes payable at par value, adjusted for amortization of a fair value hedge which was cancelled in 2005. The fair value of the senior notes indicated in the following table was determined based on quoted market prices.

	2011		2010
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
$400 million senior notes	$399,953	$381,067	$400,067	$398,000

There were no significant differences between the carrying values and fair values of our financial instruments as of December 31, 2011 and December 25, 2010, except as disclosed above.

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

We also are exposed to the risk of changing fuel prices from inbound and outbound transportation arrangements. The structure of many of these transportation arrangements, however, precludes applying hedge accounting. In those circumstances, we may enter into derivative transactions to offset the risk of commodity price changes, and the value of the derivative contract is marked to market at each reporting period with changes recognized in earnings. To the extent fuel arrangements qualify for hedge accounting, gains and losses are deferred in OCI until such time as the hedged item impacts earnings. At the end of the 2011, the company had entered into a series of monthly option contracts for approximately 10 million gallons of fuel through December 2012 that may or may not be executed.

Interest rate changes on our obligations may result from external market factors, as well as changes in our credit rating or availability on our asset based credit facility. We manage our exposure to interest rate risks at the corporate level. Interest rate sensitive assets and liabilities are monitored and assessed for market risk. Currently, no interest rate related derivative arrangements are in place.

In certain markets, we may contract with third parties for our future electricity needs. Such arrangements are not considered derivatives because they are within the ordinary course of business and are for physical delivery. Accordingly, these arrangements are not included in the tables below.

Financial instruments authorized under the company’s established risk management policy include spot trades, swaps, options, caps, collars, forwards and futures. Use of derivative financial instruments for speculative purposes is expressly prohibited.

The following tables provide information on our hedging and derivative positions and activity.

Fair value of derivative instruments
(Dollars in thousands)	Balance sheet location	December 31, 2011	December 25, 2010
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$284	$—
Foreign exchange contracts	Other current liabilities	—	317
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$57	$—
Commodity contracts — fuel	Other current assets	—	253

	Other current liabilities	251
Foreign exchange contracts	Other current liabilities	92	117

Total derivative assets		$341	$253

Total derivative liabilities		$343	$434

Derivatives not designated as hedging instruments	Location of gain/(loss) recognized in earnings	Amount of gain/ (loss) recognized in earnings
(Dollars in thousands)		2011	2010	2009
Foreign exchange contracts	Cost of goods sold and occupancy costs/Miscellaneous income, net*	$(6,452)	$(117)	$(7,707)
Commodity contracts — fuel	Cost of goods sold and occupancy costs & Store and warehouse operating and selling expenses**	3,601	253	111

Total		$(2,851)	$136	$(7,596)

Derivatives designated as cash flow hedges:	Amount of gain/(loss) recognized in OCI			Location of gain/(loss) reclassified from OCI into earnings	Amount of gain/ (loss) reclassified from OCI into earnings
(Dollars in thousands)	2011	2010	2009		2011	2010	2009
Foreign exchange contracts	$1,646	$(1,982)	$(266)	Cost of goods sold and occupancy costs*	$1,123	$(2,229)	$—
Commodity contracts — fuel	—	—	2,919	Cost of goods sold and occupancy costs & Store and warehouse operating and selling expenses**	—	—	(6,800)

Total	$1,646	$(1,982)	$2,653		$1,123	$(2,229)	$(6,800)

*

For 2011, approximately 60% of the amounts are reflected in cost of goods sold and occupancy costs and the remaining 40% of the amounts are reflected in miscellaneous income, net. For 2010 and 2009, all amounts are reflected in cost of goods sold and occupancy costs.

**

Approximately 60% of the amounts for 2011, 2010, and 2009 are reflected in cost of goods sold and occupancy costs. The remaining 40% of the amounts are reflected in store and warehouse operating and selling expenses.

As of December 31, 2011, there were no hedging arrangements requiring collateral. However, we may be required to provide collateral on certain arrangements in the future. The fair values of our foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current exchange rates. The values are based on market-based inputs or unobservable inputs that are corroborated by market data.

NOTE K — REDEEMABLE PREFERRED STOCK

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

The initial liquidation value of $1,000 per preferred share and the conversion rate of $5.00 per common share allow the two series of preferred stock to be initially convertible into 70 million shares of common stock. The conversion rate is subject to anti-dilution adjustments. Until converted or otherwise redeemed, the Preferred Stock is recorded outside of permanent equity on the Consolidated Balance Sheets because certain redemption conditions are not solely within the control of Office Depot. The balance is presented inclusive of accrued dividends and net of approximately $25 million of fees.

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

The board of directors approved cash dividends on the Preferred Stock for each of the quarterly periods of 2010 and the first three quarters of 2011. Dividends were accrued and paid in-kind for the quarterly periods of 2009 and the fourth quarter of 2011. The stated-rate amounts of those in-kind dividends were added to the liquidation preference of the respective Series A and Series B Preferred Stock. For accounting purposes, the dividends were measured at fair value using a binomial simulation model. The significant assumptions included in the model used for the fourth quarter 2011 dividend included stock price volatility of approximately 70%, a risk free interest rate of 1.49%, the conversion and interest reset provisions in the preferred stock agreements and future expectations about the payment of dividends in-kind. This technique resulted in a fair value estimate of approximately $7.7 million, $1.6 million below the increase in liquidation preference for the fourth quarter 2011 dividend. The fair value estimates for the 2009 dividends paid in-kind exceeded the liquidation preference amounts. With an aggregate of Series A and Series B of 350,000 shares, reported dividends calculated on a per share basis were $102.01, $106.04, and $87.16, for 2011, 2010, and 2009, respectively. The liquidation preference value of the Preferred Stock was $377.7 million, $368.5 million and $356.0 million at December 31, 2011, December 25, 2010, and December 26, 2009, respectively.

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

NOTE L — CAPITAL STOCK

Preferred Stock

As of December 31, 2011, there were 1,000,000 shares of $0.01 par value preferred stock authorized of which none were issued or outstanding.

Treasury Stock

At December 31, 2011, there were 5.9 million treasury shares held. Additional common stock repurchases are currently prohibited under our asset based credit facility and, in certain circumstances, require prior approval under our Preferred Stock agreements.

NOTE M — EARNINGS PER SHARE

The following table presents the calculation of net earnings (loss) per common share — basic and diluted:

(In thousands, except per share amounts)	2011	2010	2009
Basic Earnings Per Share
Numerator:
Net earnings (loss) attributable to common shareholders	$59,989	$(81,736)	$(626,971)

Denominator:
Weighted-average shares outstanding	277,918	275,557	272,828
Basic earnings (loss) per share	$0.22	$(0.30)	$(2.30)

Diluted Earnings Per Share
Numerator:
Net earnings (loss) attributable to Office Depot, Inc.	$95,694	$(44,623)	$(596,465)

Denominator:
Weighted-average shares outstanding	277,918	275,557	272,828
Effect of dilutive securities:
Stock options and restricted stock	5,176	7,060	3,836
Redeemable preferred stock	73,703	73,676	36,418

Diluted weighted-average shares outstanding	356,797	356,293	313,082
Diluted earnings (loss) per share	N/A	N/A	N/A

Awards of options and nonvested shares representing an additional 13.6 million, 13.0 million and 14.7 million shares of common stock were outstanding for the years ended December 31, 2011, December 25, 2010 and December 26, 2009, respectively, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive. Beginning in 2010, for weighted average share purposes, no tax benefits have been assumed in jurisdictions with valuation allowances. The diluted share amounts for 2011, 2010 and 2009 are provided for informational purposes, as the level of earnings (loss) for the periods causes basic earnings per share to be the most dilutive.

Following the company’s issuance of the redeemable preferred stock in 2009, basic earnings per share is computed after consideration of preferred stock dividends. The preferred stock has certain participation rights with common stock resulting in application of the two-class method for computing earnings per share. In periods of sufficient earnings, this method assumes an allocation of undistributed earnings to both participating stock classes. The two-class method impacted the computation of earnings for the third quarter of 2011, but was not applicable to the full year 2011 because if would have been antidulitive. The preferred shareholders are not required to fund losses.

Dividends on its preferred stock for the first three quarters of 2011 were paid in cash. The dividend due in January 2012 was paid-in-kind, and totaled approximately $8 million, measured at fair value. The 2010 preferred stock dividends were paid in cash and the 2009 dividends were paid in-kind and a separate determination of fair value above the stated dividend rate was required for those periods. Should the company continue to pay dividends on preferred shares in-kind during future periods, the reported earnings per share attributable to preferred and common shareholders may be different.

NOTE N — SUPPLEMENTAL INFORMATION ON OPERATING, INVESTING AND FINANCING ACTIVITIES

Additional supplemental information related to the Consolidated Statements of Cash Flows is as follows:

(Dollars in thousands)	2011	2010	2009
Cash interest paid (net of amounts capitalized)	$54,833	$62,352	$52,631
Cash taxes paid (refunded)	(3,317)	(54,459)	(28,320)
Non-cash asset additions under capital leases	10,025	13,251	1,813
Non-cash paid-in-kind dividends (see Note K)	7,656	—	30,506

NOTE O — SEGMENT INFORMATION

Office Depot operates in three segments: North American Retail Division, North American Business Solutions Division, and International Division. Each of these segments is managed separately primarily because it serves a different customer group. The accounting policies for each segment are the same as those described in the summary of significant accounting policies (see Note A). Our measure of Division operating profit is based on the measure of performance reported internally to manage the business and for resource allocation. This measure allocates to the respective Divisions those general and administrative expenses considered directly or closely related to their operations. Remaining G&A expenses and Charges that are managed at the corporate level are not allocated to the Divisions for measurement of Division operating profit. See Note B for discussion of Charges. Other companies may charge more or less of these items to their segments and our results may not be comparable to similarly titled measures used by other entities.

The following is a summary of our significant accounts and balances by segment, reconciled to our consolidated totals.

(Dollars in thousands)		North American Retail Division	North American Business Solutions Division	International Division	Eliminations and Other*	Consolidated Total
Sales	2011	$4,870,166	$3,261,953	$3,357,414	$—	$11,489,533
	2010	$4,962,838	$3,290,430	$3,379,826	$—	$11,633,094
	2009	$5,113,553	$3,483,724	$3,547,190	$—	$12,144,467

Division operating profit (loss)	2011	$134,794	$145,096	$92,895	$—	$372,785
	2010	$127,504	$96,474	$110,781	$—	$334,759
	2009	$105,542	$98,163	$119,604	$—	$323,309

Capital expenditures	2011	$62,699	$22,690	$26,356	$18,572	$130,317
	2010	$67,172	$38,588	$27,637	$36,055	$169,452
	2009	$40,600	$21,145	$20,281	$48,821	$130,847

Depreciation and amortization	2011	$89,839	$14,518	$22,102	$84,951	$211,410
	2010	$86,657	$15,005	$24,712	$81,945	$208,319
	2009	$90,973	$15,471	$29,032	$88,639	$224,115

Charges for losses on receivables and inventories	2011	$31,274	$6,578	$18,348	$—	$56,200
	2010	$37,681	$8,463	$11,680	$—	$57,824
	2009	$41,740	$16,932	$21,506	$—	$80,178

Net earnings from equity method investments	2011	$—	$—	$31,426	$—	$31,426
	2010	$—	$—	$30,635	$—	$30,635
	2009	$—	$—	$30,579	$—	$30,579

Assets	2011	$1,434,844	$586,404	$1,373,108	$856,628	$4,250,984
	2010	$1,604,274	$663,049	$1,425,855	$876,259	$4,569,437

*	Amounts included in “Eliminations and Other” consist of assets (including all cash and equivalents) and depreciation related to corporate activities.

A reconciliation of the measure of Division operating profit to consolidated earnings from continuing operations before income taxes follows.

(Dollars in thousands)	2011	2010	2009
Division operating profit	$372,785	$334,759	$323,309
Add/(subtract):
Charges and impairments, including Charges in 2009 (see Note B)	(14,919)	(63,934)	(253,383)
Unallocated general, administrative and corporate expenses	(324,112)	(308,116)	(334,931)
Interest expense	(33,223)	(58,498)	(65,628)
Interest income	1,231	4,663	2,396
Miscellaneous income, net	30,857	34,451	17,085

Income (loss) before income taxes	$32,619	$(56,675)	$(311,152)

As of December 31, 2011, we sold to customers throughout North America, Europe, Asia and Latin America. We operate through wholly-owned and majority-owned entities and participate in other ventures and alliances. There is no single country outside of the United States in which we generate 10% or more of our total revenues. Geographic financial information relating to our business is as follows (in thousands).

	Sales			Property and Equipment
	2011	2010	2009	2011	2010
United States	$8,108,402	$8,189,642	$8,476,404	$901,572	$980,426
International	3,381,131	3,443,452	3,668,063	165,468	176,587

Total	$11,489,533	$11,633,094	$12,144,467	$1,067,040	$1,157,013

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

Total company sales by product group were as follows:

	2011	2010	2009
Supplies	65.1%	65.2%	66.4%
Technology	21.9%	22.4%	22.2%
Furniture and other	13.0%	12.4%	11.4%

	100.0%	100.0%	100.0%

NOTE P — ACQUISITION AND DISPOSITIONS

On February 25, 2011, the company acquired all of the shares of Svanströms Gruppen (Frans Svanströms & Co AB), a supplier of office products and services headquartered in Stockholm, Sweden to complement the company’s existing business in that region. As part of this all-cash transaction, the company recognized approximately $46 million of non-deductible goodwill, primarily attributable to anticipated synergies, $20 million of amortizing intangible assets for customer relationships and proprietary names, as well as net working capital and property and equipment. The amortizing intangible assets had a weighted average life of 6.9 years at the acquisition date. Operations have been included in the International Division results since the date of acquisition. Supplemental pro forma information as if the entities were combined at earlier periods is not provided based on materiality considerations.

In December 2010, the company sold the stock of its operating entities in Israel and Japan and entered into licensing agreements with the respective buyers of those companies. A loss on disposition of approximately $11 million was reflected in the operating income of the International Division and included in operating expenses in the Consolidated Statement of Operations. Additionally in December 2010, the company entered into an amended shareholders’ agreement related to its joint venture in India such that financial and operating policies are now shared and equity capital balances are equal. The revenues and expenses of these entities were included through the date of sale or deconsolidation in the Consolidated Statement of Operations and the assets and liabilities of each of these entities were removed from the year end 2010 Consolidated Balance Sheet. The investment in India is accounted for under the equity method, with our share of results being presented in Miscellaneous income, net.

NOTE Q — QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter(2)
Fiscal Year Ended December 31, 2011
Net sales	$2,972,960	$2,710,141	$2,836,737	$2,969,695
Gross profit	878,188	794,052	855,020	899,186
Net earnings (loss)	(5,390)	(20,116)	100,849	20,348
Net earnings (loss) attributable to Office Depot, Inc.	(5,414)	(20,114)	100,872	20,350
Net earnings (loss) available to common shareholders	(14,627)	(29,327)	91,659	12,284
Net earnings (loss) per share*:
Basic	$(0.05)	$(0.11)	$0.29	$0.04
Diluted	$(0.05)	$(0.11)	$0.28	$0.04

*	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

(1)	Net earnings includes approximately $99 million of tax and related interest benefits from the reversal of uncertain tax positions.

(2)

Fiscal year 2011 includes 53 weeks in accordance with our 52- week, 53-week retail calendar; accordingly, the fourth quarter includes 14 weeks. Additionally, the fourth quarter includes approximately $24 million of benefits from the reversal of uncertain tax positions and valuation allowances.

(In thousands, except per share amounts)	First Quarter	Second Quarter(1)	Third Quarter(2)	Fourth Quarter(3)
Fiscal Year Ended December 25, 2010
Net sales	$3,071,970	$2,699,475	$2,899,717	$2,961,932
Gross profit	913,731	766,688	829,183	847,535
Net earnings (loss)	29,240	(16,140)	40,622	(99,927)
Net earnings (loss) attributable to Office Depot, Inc.	29,468	(15,934)	41,254	(99,411)
Net earnings (loss) available to common shareholders	19,993	(25,147)	32,044	(108,626)
Net loss per share*:
Basic	$0.07	$(0.09)	$0.12	$(0.39)
Diluted	$0.07	$(0.09)	$0.12	$(0.39)

*	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

(1)	Net loss for the quarter includes approximately $13 million discrete tax benefits from the release of a valuation allowance in Europe and a favorable settlement with certain taxing authorities.

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

NOTE R — SUBSEQUENT EVENTS

Pension Settlement

The sale and purchase agreement (“SPA”) associated with a 2003 European acquisition included a provision whereby the seller was required to pay an amount to the company if a specified acquired pension plan was calculated to be underfunded based on 2008 plan data. The unfunded obligation amount calculated by the plan’s actuary based on that data was disputed by the seller. The parties entered into arbitration to resolve this matter and, in March 2011, the arbitrator found in favor of the company. The seller pursued an annulment of the award in French court. In November 2011, the seller paid approximately $8.8 million (GBP 5.5 million) to the company to allow for future monthly payments to the pension plan, pending a court ruling on their cancellation request. That money was placed in an escrow account with the pension plan acting as trustee. On January 6, 2012, both parties entered into a settlement agreement that settled all claims by either party for this and any other matter under the original SPA. The seller paid to the company an additional $50 million (GBP 32.2 million). The resolution of this contingency will be recognized in the company’s first quarter 2012 financial statements as a credit to income. The cash received from the seller has been contributed to the pension plan in February 2012, reducing the unfunded position that existed at December 31, 2011. This contribution will be presented in the first quarter 2012 statement of cash flows as a use of cash in operating activities. The receipt of cash from the seller for the settlement will be presented as a source of cash in investing activities. Costs incurred to resolve the disputed arbitration award have been expensed as incurred and a portion of those costs have been reimbursed in the settlement agreement.

Tender Offer

On February 17, 2012, the company announced commencement of a cash tender offer to purchase up to $250.0 million aggregate principal amount of its outstanding $6.25% Senior Notes due 2013. The tender offer is scheduled to expire at midnight, New York City time, on March 16, 2012, unless extended or earlier terminated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Office Depot, Inc.:

We have audited the financial statements of Office Depot, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and December 25, 2010, and for each of the three fiscal years in the period ended December 31, 2011, and the Company’s internal control over financial reporting as of December 31, 2011, and have issued our reports thereon dated February 28, 2012; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in the accompanying index at Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

February 28, 2012

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II — Valuation and Qualifying Accounts and Reserves	152

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

SCHEDULE II

OFFICE DEPOT, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions— Charged to Expense	Deductions— Write-offs, Payments and Other Adjustments	Balance at End of Period
Allowance for doubtful accounts:

2011	$28,047	13,603	21,979	$19,671

2010	$32,802	10,954	15,709	28,047

2009	$45,990	22,020	35,208	32,802

INDEX TO EXHIBITS FOR OFFICE DEPOT 10-K

Exhibit Number	Exhibit
3.1	Restated Certificate of Incorporation	(1)

3.2	Amendment to Certificate of Incorporation	(6)

3.3	Amended and Restated Bylaws	(10)

3.4	Certificate of Elimination of the Junior Participating Preferred Stock, Series A	(15)

3.5	Certificate of Designations of the 10.00% Series A Redeemable Convertible Participating Perpetual Preferred Stock	(15)

3.6	Certificate of Designations of the 10.00% Series B Redeemable Conditional Convertible Participating Perpetual Preferred Stock	(15)

4.1	Form of Certificate representing shares of Common Stock	(2)

4.2	Indenture, dated as of August 11, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, by and between Office Depot, Inc. and SunTrust Bank	(3)

4.3	Supplemental Indenture No. 1, dated as of August 11, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, by and between Office Depot, Inc. and SunTrust Bank	(4)

4.4	Supplemental Indenture No. 2, dated as of October 9, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, by and between Office Depot, Inc. and SunTrust Bank	(4)

4.5	Investor Rights Agreement, dated as of June 23, 2009, by and among Office Depot, Inc., BC Partners, Inc. and the investors named in the Investor Rights Agreement	(15)

4.6	Registration Rights Agreement, dated as of June 23, 2009, by and among Office Depot, Inc., BC Partners, Inc. and the investors named in the Registration Rights Agreement	(15)

10.01	Lease Agreement dated November 10, 2006, by and between Office Depot, Inc. and Boca 54 North LLC	(15)

10.02	First Amendment to Lease dated July 3, 2007, by and between Office Depot, Inc. and Boca 54 North LLC	(14)

10.03	Amended Offer Letter dated December 31, 2008, for the Employment of Michael Newman as the Chief Financial Officer of Office Depot, Inc.*	(23)

10.04	Offer Letter dated August 22, 2008, for the Employment of Michael Newman as the Chief Financial Officer of Office Depot, Inc.*	(14)

10.05	Office Depot, Inc. 2007 Long-Term Incentive Plan*	(5)

10.06	Amendment to Executive Employment Agreement dated as of July 26, 2005, by and between Office Depot, Inc. and Charles E. Brown*	(9)

10.07	Executive Employment Agreement dated as of October 8, 2001, by and between Office Depot, Inc. and Charles E. Brown*	(7)

10.08	Amended and Restated Executive Employment Agreement, dated December 31, 2008, by and between Office Depot, Inc. and Charles E. Brown*	(23)

10.09	Change of Control Agreement, dated as of May 28, 1998, by and between Office Depot, Inc. and Charles E. Brown*	(13)

10.10	Change of Control Agreement, dated as of September 17, 2008, by and between Office Depot, Inc. and Michael D. Newman*	(11)

Exhibit Number	Exhibit

10.11	Amended and Restated Change of Control Agreement, dated as of February 25, 2008, by and between Office Depot, Inc. and Charles E. Brown*	(8)

10.12	2008 Office Depot, Inc. Bonus Plan for Executive Management Employees*	(12)

10.13	Securities Purchase Agreement, dated as of June 23, 2009, by and among Office Depot, Inc. and the investors named in the Securities Purchase Agreement	(15)

10.14	Change of Control Agreement, dated as of December 14, 2007, by and between Office Depot, Inc. and Steven M. Schmidt*	(16)

10.15	Amendment to Employment Offer Letter Agreement, dated December 31, 2008, by and between Office Depot, Inc. and Steven Schmidt*	(23)

10.16	Employment Offer Letter Agreement, dated July 10, 2007, by and between Office Depot, Inc. and Steven Schmidt*	(23)

10.17	Office Depot, Inc. Amended Long-Term Incentive Plan*	(18)

10.18	Office Depot, Inc. Amended Long-Term Equity Incentive Plan, as revised and amended effective April 21, 2010*	(19)

10.19	Amendment to Employment Agreement, dated as of April 26, 2010, by and between Office Depot, Inc. and Charles E. Brown*	(19)

10.20	Amendment to Change in Control Agreement, dated as of April 26, 2010, by and between Office Depot, Inc. and Charles E. Brown*	(19)

10.21	Letter Agreement with Michael D. Newman, dated as of April 23, 2010*	(19)

10.22	Letter Agreement between Office Depot, Inc. and Neil R. Austrian dated November 2, 2010*	(20)

10.23	Form of Non-Qualified Stock Option Award Agreement between Office Depot, Inc. and Neil R. Austrian dated November 2, 2010*	(20)

10.24	Retention Agreement between Office Depot, Inc. and Michael D. Newman, dated November 4, 2010*	(21)

10.25	Form of Associate Non-Competition, Confidentiality and Non-Solicitation Agreement between Office Depot, Inc. and certain executives*	(23)

10.26	Form of Change in Control Agreement between Office Depot, Inc. and certain executives*	(22)

10.27	Form of Waiver, dated as of March 30, 2011	(24)

10.28	First Amendment to the Office Depot, Inc. 2007 Long-Term Incentive Plan*	(25)

10.29	Letter Agreement between Office Depot, Inc. and Neil R. Austrian dated May 23, 2011*	(26)

10.30	2011 Restricted Stock Award Agreement (Time Vesting) for Neil R. Austrian, dated May 23, 2011	(26)

10.31	2011 Restricted Stock Award Agreement (Performance Vesting) for Neil R. Austrian, dated May 23, 2011	(26)

10.32	Change of Control Agreement, dated as of May 23, 2011, by and between Office Depot, Inc. and Neil R. Austrian*	(26)

10.33	Amendment to Letter Agreement between Office Depot, Inc. and Neil R. Austrian dated July 25, 2011*	(27)

Exhibit Number	Exhibit

10.34	Form of Amended and Restated Credit Agreement, dated as of May 25, 2011, among Office Depot, Inc. and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein.**	(28)

10.35	Employment Offer Letter Agreement between Office Depot, Inc. and Daisy Vanderlinde dated September 14, 2005*

10.36	Amendment to Employment Offer Letter Agreement between Office Depot, Inc. and Daisy Vanderlinde effective December 31, 2008*

10.37	Separation Agreement between Office Depot, Inc. and Daisy Vanderlinde dated September 1, 2011.*

10.38	Letter Agreement between Office Depot, Inc. and Elisa D. Garcia dated May 15, 2007.*

10.39	Amendment to Letter Agreement between Office Depot, Inc. and Elisa D. Garcia effective December 31, 2008.*

10.40	Retention Agreement between Office Depot, Inc. and Elisa D. Garcia dated November 2, 2010.*

10.41

First Amendment, dated February 24, 2012, to the Amended and Restated Credit Agreement, dated as of May 25, 2011, among Office Depot, Inc. and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein.

21	List of Office Depot, Inc.’s Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Auditors

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Consolidated financial statements of Office Depot de Mexico, S. A. de C. V. and Subsidiaries

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**

Denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The confidential portions have been submitted separately to the Securities and Exchange Commission.

(1)	Incorporated by reference from the respective annex to the Proxy Statement for Office Depot, Inc.’s 1995 Annual Meeting of Stockholders, filed with the SEC on April 20, 1995.

(2)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Registration Statement No. 33-39473 on Form S-4, filed with the SEC on March 15, 1991.

(3)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Registration Statement No. 333-108602 on Form S-4, filed with the SEC on September 8, 2003.

(4)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on October 27, 2003.

(5)	Incorporated by reference from the respective appendix to the Proxy Statement for Office Depot, Inc.’s 2007 Annual Meeting of Shareholders, filed with the SEC on April 2, 2007.

(6)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 1998

(7)	Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 29, 2001, filed with the SEC on March 19, 2002.

(8)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on April 29, 2008.

(9)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on August 1, 2005.

(10)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 22, 2010.

(11)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on October 29, 2008.

(12)	Incorporated by reference from the respective appendix to the Proxy Statement for Office Depot, Inc.’s 2008 Annual Meeting of Shareholders, filed with the SEC on March 13, 2008.

(13)	Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 30, 2000, filed with the SEC on March 27, 2001.

(14)	Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 27, 2008, filed with the SEC on February 24, 2009.

(15)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on June 23, 2009.

(16)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on July 28, 2009.

(17)	Incorporated by reference from the Proxy Statement for Office Depot, Inc.’s 2004 Annual Meeting of Shareholders, filed with the SEC on April 1, 2004.

(18)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 26, 2010.

(19)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 2, 2010.

(20)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 8, 2010.

(21)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 21, 2010.

(22)	Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 26, 2009, filed with the SEC on February 23, 2010.

(23)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 1, 2011

(24)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April, 25, 2011

(25)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on May 23, 2011

(26)	Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on July 25, 2011

(27)	Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on July 26, 2011

Upon request, we will furnish a copy of any exhibit to this report upon the payment of reasonable copying and mailing expenses.