Form 10-Q
period 2012-03-31
OFFICE DEPOT INC
filed 2012-05-01
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒     Quarterly Report Pursuant to Section 13 or 15 (d) of the

        Securities Exchange Act of 1934

For the quarterly period ended     March 31, 2012

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At March 31, 2012 there were 283,824,180 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,	March 26,
	2012	2011	2011
Assets
Current assets:
Cash and cash equivalents	$488,774	$570,681	$494,207
Receivables, net	872,839	862,831	990,080
Inventories	1,113,128	1,146,974	1,217,192
Prepaid expenses and other current assets	153,700	163,646	190,969

Total current assets	2,628,441	2,744,132	2,892,448
Property and equipment, net	1,021,402	1,067,040	1,138,657
Goodwill	63,650	61,899	62,907
Other intangible assets	34,585	35,223	41,524
Deferred income taxes	44,776	47,791	44,363
Other assets	332,295	294,899	328,154

Total assets	$4,125,149	$4,250,984	$4,508,053

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$952,812	$993,636	$1,008,969
Accrued expenses and other current liabilities	890,908	1,010,011	1,108,437
Income taxes payable	12,411	7,389	2,881
Short-term borrowings and current maturities of long-term debt	35,770	36,401	91,412

Total current liabilities	1,891,901	2,047,437	2,211,699
Deferred income taxes and other long-term liabilities	402,920	452,313	556,998
Long-term debt, net of current maturities	642,513	648,313	657,015

Total liabilities	2,937,334	3,148,063	3,425,712

Commitments and contingencies
Redeemable preferred stock, net (liquidation preference – $387,172 in March 2012, $377,729 in December 2011, and $368,516 in March 2011	371,851	363,636	355,979

Stockholders’ equity:
Office Depot, Inc. stockholders’ equity:
Common stock – authorized 800,000,000 shares of $.01 par value; issued and outstanding shares – 289,739,448 in 2012, 286,430,567 in December 2011 and 283,486,355 in March 2011	2,897	2,864	2,835
Additional paid-in capital	1,133,357	1,138,542	1,155,193
Accumulated other comprehensive income	226,851	194,522	265,781
Accumulated deficit	(489,621)	(539,124)	(640,232)
Treasury stock, at cost – 5,915,268 shares in 2012 and 2011	(57,733)	(57,733)	(57,733)

Total Office Depot, Inc. stockholders’ equity	815,751	739,071	725,844
Noncontrolling interests	213	214	518

Total equity	815,964	739,285	726,362

Total liabilities and equity	$4,125,149	$4,250,984	$4,508,053

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (“Notes”) herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 28, 2012.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended
	March 31,	March 26,
	2012	2011
Sales	$2,872,809	$2,972,960
Cost of goods sold and occupancy costs	1,989,635	2,094,772

Gross profit	883,174	878,188

Store and warehouse operating and selling expenses	695,904	693,886
Recovery of purchase price	(68,314)	—
General and administrative expenses	177,894	165,826

Operating profit	77,690	18,476

Other income (expense):
Interest income	367	599
Interest expense	(14,478)	(17,987)
Loss on extinguishment of debt	(12,069)	—
Miscellaneous income, net	8,979	7,345

Earnings before income taxes	60,489	8,433

Income tax expense	10,990	13,823

Net earnings (loss)	49,499	(5,390)

Less: Net earnings (loss) attributable to noncontrolling interests	(4)	24

Net earnings (loss) attributable to Office Depot, Inc.	49,503	(5,414)

Preferred stock dividends	8,216	9,213

Net earnings (loss) available to common shareholders	$41,287	$(14,627)

Earnings (loss) per share:
Basic	$0.14	$(0.05)
Diluted	0.14	(0.05)

Weighted average number of common shares outstanding:
Basic	278,552	276,986
Diluted	358,863	276,986

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2011 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	13 Weeks Ended
	March 31,	March 26,
	2012	2011
Net earnings (loss)	$49,499	$(5,390)
Other comprehensive income (loss), net of tax where applicable:
Foreign currency translation adjustments	35,168	41,244
Amortization of gain on cash flow hedge	(1,841)	(415)
Change in deferred pension	(300)	210
Change in deferred cash flow hedge	(695)	950

Total other comprehensive income, net of tax, where applicable	32,332	41,989

Comprehensive income	81,831	36,599
Comprehensive income (loss) attributable to noncontrolling interests	(1)	39

Comprehensive income attributable to Office Depot, Inc.	$81,832	$36,560

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2011 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	13 Weeks Ended
	March 31,	March 26,
	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$49,499	$(5,390)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	50,902	51,269
Charges for losses on inventories and receivables	17,558	18,413
Loss on extinguishment of debt	13,141	—
Recovery of purchase price	(58,049)	—
Pension plan funding	(58,030)	—
Changes in working capital and other	(108,386)	(158,912)

Net cash used in operating activities	(93,365)	(94,620)

Cash flows from investing activities:
Capital expenditures	(34,638)	(28,587)
Acquisition, net of cash acquired	—	(72,667)
Recovery of purchase price	49,841	—
Release of restricted cash	8,570	46,509
Proceeds from assets sold	9,997	4,238

Net cash provided by (used in) investing activities	33,770	(50,507)

Cash flows from financing activities:
Proceeds from exercise of stock options	528	472
Share transactions under employee related plans	(10)	(583)
Preferred stock dividends	—	(9,213)
Loss on extinguishment of debt	(13,141)	—
Debt related fees	(7,637)	—
Debt retirement	(250,000)	—
Debt issuance	250,000	—
Net (payments) proceeds on other long- and short-term borrowings	(6,275)	9,927

Net cash provided by (used in) financing activities	(26,535)	603

Effect of exchange rate changes on cash and cash equivalents	4,223	11,253

Net decrease in cash and cash equivalents	(81,907)	(133,271)
Cash and cash equivalents at beginning of period	570,681	627,478

Cash and cash equivalents at end of period	$488,774	$494,207

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements in the 2011 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Summary of Significant Accounting Policies

Basis of Presentation: Office Depot, Inc., including consolidated subsidiaries, (“Office Depot”) is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Fiscal year 2011 was a 53-week year. The Condensed Consolidated Balance Sheet at December 31, 2011 has been derived from audited financial statements at that date. The condensed consolidated interim financial statements as of March 31, 2012 (also referred to as “the first quarter of 2012”) and March 26, 2011 (also referred to as “the first quarter of 2011”) are unaudited. However, in our opinion, these financial statements reflect adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. We have included the balance sheet from March 26, 2011 to assist in analyzing our company.

These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Office Depot and its condensed consolidated financial statements, we recommend reading these condensed interim financial statements in conjunction with the audited financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012 with the U.S. Securities and Exchange Commission (“SEC”).

Cash Management: Our cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement accounts and cash concentration on a daily basis. Accounts payable and accrued expenses as of March 31, 2012, December 31, 2011 and March 26, 2011 included $57 million, $50 million and $54 million, respectively, of amounts not yet presented for payment drawn in excess of disbursement account book balances, after considering offset provisions. We may borrow to meet working capital and other needs throughout any given quarter, which may result in higher levels of borrowings and invested cash within the period. At the end of the quarter, excess cash may be used to minimize borrowings outstanding at the balance sheet date. Approximately $132 million of cash and cash equivalents was held outside the U.S. at March 31, 2012.

New Accounting Pronouncements: There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

Note B – Debt

On February 24, 2012, the company entered into an amendment (the “Amendment”) to the Amended and Restated Credit Agreement (the “Amended Credit Agreement”). The Amendment provides the company flexibility with regard to certain restrictive covenants in any possible refinancings and other transactions. In addition, the Amendment released one of the company’s subsidiaries from its guarantee obligations under the Amended Credit Agreement.

On March 14, 2012, the company issued $250 million aggregate principal amount of its 9.75% senior secured notes due March 15, 2019 (the “Notes”) with interest payable in cash semiannually in arrears on March 15 and September 15 of each year. The Notes are fully and unconditionally guaranteed on a senior secured basis by each of the company’s existing and future domestic subsidiaries that guarantee the Amended Credit Agreement. The Notes are secured on a first-priority basis by a lien on substantially all of the company’s domestic subsidiaries’ present and future assets, other than assets that secure the Amended Credit Agreement, and certain of their present and future equity interests in foreign subsidiaries. The Notes are secured on a second-priority basis by a lien on the company and its domestic subsidiaries’ assets that secure the Amended Credit Agreement. The Notes were issued pursuant to an indenture, dated as of March 14, 2012, among the company, the domestic subsidiaries named therein and U.S. Bank National Association, as trustee (the “Indenture”). Approximately $6.5 million was capitalized associated with the issuance of these Notes and will be amortized through 2019.

The terms of the Indenture provide that, among other things, the Notes and guarantees will be senior secured obligations and will: (i) rank senior in right of payment to any future subordinated indebtedness of the company and the guarantors; (ii) rank equally in right of payment with all of the existing and future senior indebtedness of the company and the guarantors; (iii) rank effectively junior to all existing and future indebtedness under the Amended Credit Agreement to the extent of the value of certain collateral securing the ABL Credit Facility on a first-priority basis, subject to certain exceptions and permitted liens; (iv) rank effectively senior to all existing and future indebtedness under the Amended Credit Agreement to the extent of the value of certain collateral securing the Notes; and (v) be structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of the company’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to the company or one of the guarantors).

The Indenture contains affirmative and negative covenants that, among other things, limit or restrict the company’s ability to: incur additional debt or issue stock, pay dividends, make certain investments or make other restricted payments; engage in sales of assets; and engage in consolidations, mergers and acquisitions. However, many of these currently active covenants will cease to apply for so long as the company receives and maintains investment grade ratings from specified debt rating services and there is no default under the Indenture. There are no maintenance financial covenants.

The Notes may be redeemed by the company, in whole or in part, at any time prior to March 15, 2016 at a price equal to 100% of the principal amount plus a make-whole premium as of the redemption date and accrued and unpaid interest. Thereafter, the Notes carry optional redemption features whereby the company has the option to redeem the Notes prior to maturity at par plus a premium beginning at 104.875% at March 15, 2016 and declining ratably to par at March 15, 2018 and thereafter, plus accrued and unpaid interest.

Additionally, on or prior to March 15, 2015, the company may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 109.750% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date; and, upon the occurrence of a change of control, holders of the Notes may require the company to repurchase all or a portion of the Notes in cash at a price equal to 101% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest to the repurchase date. Change of control, as defined in the Indenture, is a transfer of all or substantially all of the assets of Office Depot, acquisition of more than 50% of the voting power of Office Depot by a person or group, or members of the Office Depot board of directors as previously approved by the stockholders of Office Depot ceasing to constitute a majority of the Office Depot board of directors.

On March 15, 2012, the company repurchased $250 million aggregate principal amount of its outstanding 6.25% senior notes due 2013 under its previously announced cash tender offer. The total consideration for each $1,000.00 note surrendered was $1,050.00. Additionally, tender fees and a proportionate amount of deferred debt issue costs and a deferred cash flow hedge gain were included in the measurement of the $12.1 million extinguishment costs reported in the Condensed Consolidated Statements of Operations for the first quarter of 2012. The cash amounts of the premium paid and tender fees are reflected as financing activities in the Condensed Consolidated Statements of Cash Flows. Accrued interest was paid through the extinguishment date.

Note C – Recovery of Purchase Price from Previous Acquisition

The sale and purchase agreement (“SPA”) associated with a 2003 European acquisition included a provision whereby the seller was required to pay an amount to the company if a specified acquired pension plan was determined to be underfunded based on 2008 plan data. The unfunded obligation amount calculated by the plan’s actuary based on that data was disputed by the seller. In accordance with the SPA, the parties entered into arbitration to resolve this matter and, in March 2011, the arbitrator found in favor of the company. The seller pursued an annulment of the award in French court. In November 2011, the seller paid GBP 5.5 million ($8.8 million, measured at then-current exchange rates) to the company to allow for future monthly payments to the pension plan, pending a court ruling on their cancellation request. That money was placed in an escrow account with the pension plan acting as trustee. On January 6, 2012, the company and the seller entered into a settlement agreement that settled all claims by either party for this and any other matter under the original SPA. The seller paid to company an additional GBP 32.2 million (approximately $50 million, measured at then-current exchange rates) in February 2012. Following this cash receipt in February 2012, the company contributed the GBP 37.7 million (approximately $58 million at then-current exchange rates) to the pension plan, resulting in the plan changing from an unfunded liability position of approximately $49.6 million at December 31, 2011 to a net asset position at March 31, 2012 of approximately $8.8 million. See additional pension disclosures in Note H.

This pension provision of the SPA was disclosed in 2003 and subsequent periods as a matter that would reduce goodwill when the plan was remeasured and cash received. However, all goodwill associated with this transaction was impaired in 2008, and because the remeasurement process had not yet begun, no estimate of the potential payment to the company could be made at that time. Consistent with disclosures subsequent to the 2008 goodwill impairment, resolution of this matter in the first quarter of 2012 has been reflected as a credit to operating expense. The cash received from the seller, reversal of an accrued liability as a result of the settlement agreement, fees incurred in 2012, and fee reimbursement from the seller have been reported in the Condensed Consolidated Statements of Income for the first quarter of 2012 in a separate line, Recovery of purchase price, totaling $68.3 million. An additional expense of $5.2 million of costs incurred in prior periods related to this arrangement is included in General and administrative expenses, resulting in a net increase in operating profit for the first quarter of 2012 of $63.1 million. Similar to the presentation of goodwill impairment in 2008, this recovery and related charge is reported at the corporate level, not part of International Division operating profit.

The cash payment from the seller was received by a subsidiary of the company with the Euro as its functional currency and the pension plan funding was made by a subsidiary with Pound Sterling as its functional currency, resulting in certain translation differences between amounts reflected in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the first quarter of 2012. The receipt of cash from the seller is presented as a source of cash in investing activities because it is recovery of purchase price from a prior acquisition. The contribution of cash to the pension plan is presented as a use of cash in operating activities.

Note D – Exit Costs and Other Charges

In recent years, the company has been adversely affected by increasingly competitive conditions and a downturn in global economies and has taken actions including closing facilities, consolidating functional activities and disposing of assets. Exit costs related to these activities, including accretion on and adjustments to previously-accrued lease balances, recognized during the first quarter of 2012 totaled approximately $25 million. Of this amount, approximately $15 million is included in Store and warehouse operating and selling expenses and approximately $10 million is included in General and administrative expenses in the Condensed Consolidated Statements of Operations.

Exit cost accruals related to prior and current actions are as follows:

(Dollars in millions)	Balance at December 31, 2011	Charges Incurred	Cash Payments	Non-cash Settlements and Accretion	Currency and Other Adjustments	Balance at March 31, 2012

Termination benefits	$12	$10	$(9)	$—	$—	$13
Lease, contract obligations and, other costs	95	13	(14)	2	—	96

Total	$107	$23	$(23)	$2	$—	$109

In addition to accruals for facilities closed as part of these activities, the company maintains accruals for facilities closed that are considered part of ongoing operating activities. During the first quarter of 2012, approximately $2 million was charged against earnings for additional closure costs and accretion and approximately $2 million of cash was paid on these locations. The accrued balance was approximately $12 million at December 31, 2011 and March 31, 2012.

Note E – Stockholders’ Equity

The following table reflects the changes in stockholders’ equity attributable to both Office Depot and our noncontrolling subsidiary interests.

(In thousands)	Attributable to Office Depot, Inc.	Attributable to noncontrolling interests	Total

Stockholders’ equity at December 31, 2011	$739,071	$214	$739,285
Comprehensive income:
Net earnings (loss)	49,503	(4)	49,499
Other comprehensive income	32,329	3	32,332

Comprehensive income	81,832	(1)	81,831
Preferred stock dividends	(8,216)	—	(8,216)
Share transactions under employee related plans	491	—	491
Amortization of long-term incentive stock grants	2,573	—	2,573

Stockholders’ equity at March 31, 2012	$815,751	$213	$815,964

Stockholders’ equity at December 25, 2010	$695,496	$479	$695,975
Comprehensive income:
Net earnings (loss)	(5,414)	24	(5,390)
Other comprehensive income:	41,974	15	41,989

Comprehensive income	36,560	39	36,599
Preferred stock dividends	(9,213)	—	(9,213)
Share transactions under employee related plans	(115)	—	(115)
Amortization of long-term incentive stock grants	3,116	—	3,116

Stockholders’ equity at March 26, 2011	$725,844	$518	$726,362

Because of valuation allowances in multiple jurisdictions, the tax impact on elements of other comprehensive income is insignificant.

Note F – Earnings Per Share

The following table represents the calculation of net earnings (loss) per common share:

	First Quarter
(In thousands, except per share amounts)	2012	2011

Basic Earnings Per Share
Numerator:
Income (loss) available to common shareholders	$41,287	$(14,627)
Assumed distribution to participating securities	(2,331)	—

Assumed undistributed earnings available to common stock	38,956	(14,627)

Denominator:
Weighted-average shares outstanding	278,552	276,986

Basic earnings (loss) per common share	$0.14	$(0.05)

Diluted Earnings Per Share
Numerator:
Net earnings (loss) attributable to Office Depot, Inc.	$49,503	$(5,414)

Denominator:
Weighted-average shares outstanding	278,552	276,986
Effect of dilutive securities:
Stock options and restricted stock	4,765	6,556
Redeemable preferred stock	75,546	73,703

Diluted weighted-average shares outstanding	358,863	357,245

Diluted earnings per common share	$0.14	N/A

Basic earnings per share is computed after consideration of preferred stock dividends. Shares of the redeemable preferred stock have equal dividend participation rights with common stock. The company has never paid a dividend on common stock, but the participation provisions require application of the two-class method for computing earnings per share. In periods of sufficient earnings, this method assumes an allocation of undistributed earnings to both participating stock classes. For the first quarter of 2012, Basic EPS for common shares is $0.14, all undistributed. Basic EPS for the redeemable preferred shares is also $0.14, composed of $0.11 distributed and $0.03 assumed distributed under the two-class method.

The diluted EPS calculation under the two-class method includes two tests to determine the most dilutive. These tests, and the diluted EPS calculation which includes the dilutive impact of stock options and restricted stock under the treasury stock method and redeemable preferred stock under the if-converted method, result in diluted EPS for the first quarter of 2012 of $0.14. The diluted EPS calculation for the first quarter of 2011 was antidulitive. The share amounts for that period have been presented for informational purposes.

Awards of options and nonvested shares representing approximately 12 million additional shares of common stock were outstanding for the first quarter of 2012, and 10 million for the first quarter of 2011, but were not included in the computation of diluted earnings per share because their effect would have been antidilutive. For purposes of calculating weighted average shares, no tax benefits have been assumed in jurisdictions where deferred tax valuation allowances have been recorded.

Note G – Division Information

Office Depot operates in three segments: North American Retail Division, North American Business Solutions Division, and International Division. The following is a summary of our significant accounts and balances by segment (or “Division”), reconciled to consolidated totals.

	Sales
	First Quarter
(In thousands)	2012	2011

North American Retail Division	$1,219,582	$1,320,567
North American Business Solutions Division	827,740	806,247
International Division	825,487	846,146

Total	$2,872,809	$2,972,960

	Division Operating Profit
	First Quarter
(In thousands)	2012	2011

North American Retail Division	$44,411	$57,960
North American Business Solutions Division	42,500	16,241
International Division	15,216	27,305

Total	$102,127	$101,506

A reconciliation of the measure of Division operating profit to consolidated earnings before income taxes is as follows:

	First Quarter
(In thousands)	2012	2011

Total Division operating profit	$102,127	$101,506
Add/(subtract):
Recovery of purchase price	68,314	—
Charges outside of Division operating profit	(8,948)	(2,309)
Unallocated general, administrative and corporate expenses, net	(83,803)	(80,721)
Interest income	367	599
Interest expense	(14,478)	(17,987)
Loss on extinguishment of debt	(12,069)	—
Miscellaneous income, net	8,979	7,345

Earnings before income taxes	$60,489	$8,433

Our Condensed Consolidated Balance Sheet reflects a goodwill balance of approximately $63.7 million, $61.9 million and $62.9 million as of March 31, 2012, December 31, 2011 and March 26, 2011, respectively. The gross amount of goodwill and the amount of accumulated impairment losses as of March 31, 2012 are provided in the following table:

(Dollars in thousands)	North American Retail Division	North American Business Solutions Division	International Division	Total

Goodwill	$1,842	$367,790	$905,602	$1,275,234
Accumulated impairment losses	(1,842)	(348,359)	(863,134)	(1,213,335)
Balance as of December 31, 2011	—	19,431	42,468	61,899
2012 Changes:
Goodwill	1,842	367,790	905,602	1,275,234
Accumulated impairment losses	(1,842)	(348,359)	(863,134)	(1,213,335)
	—	19,431	42,468	61,899
Foreign currency exchange rate changes	—	—	1,751	1,751

Balance as of March 31, 2012	$—	$19,431	$44,219	$63,650

The company’s accounting policy is to test for goodwill impairment during the fourth quarter each year but, should events occur or circumstances change, that more likely than not would reduce a reporting unit’s fair value below its carrying value, that test would be accelerated. No substantive indicators have been identified through the end of the first quarter of 2012 that would change the timing of our annual impairment test.

Note H – Employee Benefit Plans

Pension Disclosures

The components of net periodic pension cost (benefit) for our foreign pension plan are as follows:

	First Quarter
(In millions)	2012	2011

Service cost	$—	$—
Interest cost	2.1	2.4
Expected return on plan assets	(2.3)	(2.3)

Net periodic pension cost (benefit)	$(0.2)	$0.1

Following the significant contribution to the plan in February 2012, as discussed in Note C, the company remeasured the 2012 estimated net periodic pension cost (benefit). No other assumptions in the pension calculation or target allocation of assets changed significantly from the pension valuation performed at December 31, 2011. The change in estimated earnings on plan assets will result in a net periodic pension benefit for the balance of the year. The funding during the first quarter of 2012 resulted in the pension plan changing from an unfunded liability position of approximately $49.6 million at December 31, 2011 to an net asset position at March 31, 2012 of approximately $8.8 million. There are no additional funding requirements while the plan is in a surplus position.

Note I – Income Taxes

The effective tax rate for the first quarter of 2012 and 2011 was 18% and 164%, respectively. The rate in 2012 is impacted by the recovery of purchase price that is treated as a purchase price adjustment for tax purposes. As discussed in Note C, this recovery would have been a reduction of related goodwill for financial reporting purposes, but the related goodwill was impaired in 2008. Additionally, the loss on extinguishment of debt in the United States during the first quarter of 2012 did not generate a financial statement tax benefit because of existing valuation allowances. Similarly, operating losses in other jurisdictions with valuation allowances do not result in deferred tax benefits being recognized in the condensed consolidated statement of operations. Accordingly, tax expense recognized in jurisdictions with positive earnings, and no tax benefit on certain jurisdictions with losses, can cause the effective rate to be different from blended statutory rates and, in the case of the first quarter 2011, to exceed net pretax earnings. This interim accounting is likely to result in significant variability of the effective tax rate throughout the course of the year. Changes in income projections and the mix of income across jurisdictions could impact the effective tax rate each quarter.

We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years before 2009. Our U.S. federal filings for 2009, 2010 and 2011 are under routine examination, and it is reasonably possible that audits for some of these periods will be closed prior to the end of 2012. Significant international tax jurisdictions include the UK, the Netherlands, France and Germany. Generally, we are subject to routine examination for years 2006 and forward in these jurisdictions. It is reasonably possible that certain of these audits will close within the next 12 months, which could result in a decrease of as much as $2.6 million or an increase of as much as $1.0 million to our accrued uncertain tax positions. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits, however, an estimate of such changes cannot reasonably be made.

As part of the ongoing 2009 and 2010 audits, the U.S. Internal Revenue Service (“IRS”) has proposed a deemed royalty assessment from our foreign operations with a tax and penalty amount of approximately $126 million. The company disagrees with this assessment and, based on the technical merits of this issue, believes that no accrual is required at this time. The company is working with its outside tax advisors and the IRS to resolve this dispute in a timely manner. To the extent the IRS prevails on this issue, the income statement impact may be lowered because of available net operating losses and other deferred tax assets.

Note J – Fair Value Measurements

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

The fair values of our interest rate swaps, foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current interest rates, exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data. There were no interest rate swap agreements in place at the end of the first quarter of 2012 and the amounts receivable or payable under foreign currency and fuel contracts were not significant. See Note K for additional information on our derivative instruments and hedging activities.

The following table summarizes the company’s financial assets and liabilities measured at fair value on a recurring basis:

	Level 2
(In thousands)	Fair Value Measurement Category
	March 31, 2012	December 31, 2011	March 26, 2011
Assets
Commodity contracts—fuel	$790	$—	$4,511
Foreign exchange contracts	341	341	633
Liabilities:
Commodity contracts—fuel	—	$251	—
Foreign exchange contracts	$435	92	$331

The company records its senior notes payable at par value, adjusted for amortization of a fair value hedge which was cancelled in 2005. The fair value of the senior notes and the senior secured notes are considered Level 2 fair value measurements and are based on market trades of these securities on or about the dates below.

	March 31, 2012		December 31, 2011		March 26, 2011
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
$400 million senior notes	$150,027	$155,637	$399,953	$381,067	$400,032	$404,800
$250 million senior secured notes	$250,000	$259,379	—	—	—	—

Fair Value Estimates Used in Impairment Analyses

With input from retail store operations, company accounting and finance personnel that organizationally report to the chief financial officer assess the performance of retail stores quarterly against historic patterns and projections of future profitability for evidence of possible asset impairment. For the retail business, these projections are based on management’s estimates of store-level sales, gross margins, direct expenses and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. Changes in sales and operating income assumptions can significantly impact the estimated future cash flows. If the anticipated cash flows of a store cannot support the carrying value of its assets, the assets are impaired and written down to estimated fair value using Level 3 inputs.

During the first quarter of 2012, the Division recognized an impairment charge of approximately $18 million based on revised operating projections for certain lower operating stores in the Division. The operating performance for these stores was less than the company had projected for the first quarter, causing us to reevaluate our projections of future operating cash flows for these stores. The revised projections of future cash flows resulted in this impairment charge. The charge related to 56 stores, with 27 reduced to estimated fair value of approximately $7.4 million based on a discounted cash flow analysis, discounted at 11%, and 29 reduced to estimated salvage value of operating assets of $1.7 million. The sales and operating projections are specific to the individual locations impaired and are not indicative of the expected operations for the remainder of stores in our retail chain. The company will continue to evaluate initiatives to improve performance and lower operating costs, including reducing the size of stores when it is considered appropriate. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or if the company commits to a more aggressive store downsizing strategy, including allocating capital to modify store formats, additional impairment charges may result. However, at the end of the first quarter 2012, the impairment analysis reflects the company’s best estimate of future performance, including the intended future use of the company’s retail store assets.

Unobservable inputs applied to the stores that were partially impaired include average sales growth rates over the remaining life of the lease, including one renewal period, where applicable, of 1.9% for stores less than 5 years old and 1.2% for stores 5 years and older. A 100 basis point decrease in sales used in these estimates would have increased impairment by approximately $7 million. Independent of the sensitivity on sales assumptions, a 50 basis point decrease in gross margin would have increased the impairment by approximately $9 million. The interrelationship of having both of those inputs change as indicated would have resulted in impairment approximately $1 million less than the sum of the two individual inputs.

Fair Value Estimates Used for Paid-in-Kind Dividends

The company’s board of directors can elect to pay quarterly dividends on its preferred stock in cash or in-kind. Paid-in-kind dividends are measured at fair value, using Level 3 inputs. The company uses a monte carlo simulation that captures the call, conversion, and interest rate reset features as well the optionality of paying the dividend in-kind or in cash. This feature considers a liquidity measure over stock price across various outcomes as a proxy for the future cash or in-kind dividend decision. The board of directors and company management consider then-current and estimated future liquidity factors in making that quarterly decision. For the first quarter of 2012 valuation, the simulation was based on a beginning stock price of $3.45, stock price volatility of 60.7%, a risk free rate of 3.4%, credit spread of 16.5% and a beginning liquidity measure of approximately $245 million. The calculation resulted in a fair value estimate of approximately $8.2 million for the first quarter of 2012. A stock price volatility of 55% or 65% would have increased the estimate by $0.4 million or decreased the estimate by $0.3 million, respectively. Using a beginning of period stock price of $3.00 or $4.00 would have decreased the estimate by $0.5 million or increased the estimate by $0.5 million, respectively.

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

We also are exposed to the risk of changing fuel prices from inbound and outbound transportation arrangements. The structure of many of these transportation arrangements, however, precludes applying hedge accounting. In those circumstances, we may enter into derivative transactions to offset the risk of commodity price changes, and the value of the derivative contract is marked to market at each reporting period with changes recognized in earnings. To the extent fuel arrangements qualify for hedge accounting, gains and losses are deferred in OCI until such time as the hedged item impacts earnings. At the end of the first quarter of 2012, the company had a series of monthly option contracts for approximately 7.2 million gallons of fuel through January 2013 that may or may not be executed. These contracts are not designated as hedging instruments.

Interest rate changes on our obligations may result from external market factors, as well as changes in our credit rating or availability on our asset based credit facility. We manage our exposure to interest rate risks at the corporate level. Interest rate sensitive assets and liabilities are monitored and assessed for market risk. Currently, no interest rate related derivative arrangements are in place. OCI includes the deferred gain from a hedge contract terminated in a prior period, net of the portion that was recognized as a component of the loss on extinguishment of debt during the first quarter of 2012. This deferral is being amortized to interest expense through 2013.

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

The following tables provide information on our hedging and derivative positions and activity.

Fair value of derivative instruments

(Dollars in thousands)	Balance sheet location	March 31, 2012	December 31, 2011	March 26, 2011

Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$—	$284	$633
Foreign exchange contracts	Other current liabilities	392	—	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$341	$57	$—
Foreign exchange contracts	Other current liabilities	43	92	331
Commodity contracts – fuel	Other current assets	790	—	4,511
Commodity contracts – fuel	Other current liabilities	—	251	—

Total derivative assets		$1,131	$341	$5,144

Total derivative liabilities		$435	$343	$331

Derivatives not designated as hedging instruments	Location of gain/(loss) recognized in earnings	Amount of gain/(loss) recognized in earnings
(Dollars in thousands)		March 31, 2012	March 26, 2011
Foreign exchange contracts	Miscellaneous income (expense), net	$1,044	$(331)
Commodity contracts – fuel	Cost of goods sold and occupancy costs & Store and warehouse operating and selling expenses*	1,041	4,463

Total		$2,085	$4,132

Derivatives designated as cash flow hedges:	Amount of gain/(loss) recognized in OCI		Location of gain/(loss) reclassified from OCI into earnings	Amount of gain/(loss) reclassified from OCI into earnings
(Dollars in thousands)	March 31, 2012	March 26, 2011		March 31, 2012	March 26, 2011
Foreign exchange contracts	$(395)	$725	Cost of goods sold and occupancy costs	$—	$(234)
	—	—	Miscellaneous income (expense), net	299	—

Total	$(395)	$725		$299	$(234)

*	Approximately 60% of the amounts for 2012 and 2011 are reflected in cost of goods sold and occupancy costs. The remaining 40% of the amounts are reflected in store and warehouse operating and selling expenses.

The existing hedge contracts are highly effective and the ineffective portion is considered immaterial. As of March 31, 2012, the foreign exchange contracts extend through July 2012. Losses currently deferred in OCI are expected to be recognized in earnings within the next twelve months. There were no hedging arrangements requiring collateral. However, we may be required to provide collateral on certain arrangements in the future. The fair values of our foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current exchange rates. The values are based on market-based inputs or unobservable inputs that are corroborated by market data.

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

The following tables provide summarized unaudited information from the balance sheets and statements of earnings for Office Depot de Mexico:

(In thousands)	March 31, 2012	December 31, 2011	March 26, 2011

Current assets	$336,265	$301,789	$333,581
Non-current assets	310,980	310,228	300,915
Current liabilities	206,220	191,008	190,900
Non-current liabilities	3,296	2,926	2,936

	First quarter
(In thousands)	2012	2011

Sales	$284,652	$271,839
Gross profit	82,504	77,813
Net income	16,572	17,408

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

On April 6, 2011, a putative class action lawsuit was filed against the company and certain current and former executive officers alleging violations of the Securities Exchange Act of 1934 and seeking damages, fees, costs and equitable relief. The allegations made in this lawsuit primarily relate to the company’s previous financial disclosures and reports regarding the certain tax losses described below. The lawsuit was filed in the United States District Court for the Southern District of Florida captioned as Climo v. Office Depot, Inc, Steve Odland, Michael D. Newman and Neil R. Austrian. The Court granted a request by the Central Laborers’ Pension Fund (“CLPF”) to appoint it as lead plaintiff in the case and the CLPF filed its amended complaint on September 6, 2011. The company filed a motion to dismiss the Complaint in November 2011, and that motion is currently pending before the Court.

On June 17, 2011, a derivative lawsuit was filed against certain current and former executive officers and the company, generally alleging that the officers breached their fiduciary duties. The allegations in this lawsuit primarily relate to the company’s previous financial disclosures and reports regarding the certain tax losses described below. The derivative lawsuit was filed in the United States District Court for the Southern District of Florida captioned as Long v. Steve Odland, Michael D. Newman and Neil R. Austrian, defendants, and Office Depot, Inc., nominal defendant. The Special Litigation Committee (the “SLC”) appointed by the company’s Board of Directors to review the allegations issued its report on January 9, 2012. As set forth in the report, the SLC determined that the claims alleged in the Complaint should be dismissed. Accordingly, the company filed a motion to dismiss the Complaint on March 26, 2012. Under the current Scheduling Order, plaintiff’s opposition brief is due on June 11, 2012 and the company’s reply brief is due on July 12, 2012.

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

As discussed in Note I, the company has received a proposed tax and penalty assessment from the IRS totaling approximately $126 million. The company disagrees with this assessment.

Note N – Acquisition

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

Note O – Subsequent Events

On April 6, 2012, the company received a Private Letter Ruling from the IRS, granting the company permission to elect a repairs and maintenance accounting method change and carryback the associated tax losses to its 2006 tax year. However, the company does not anticipate receiving the incremental tax refund from this claim until the imputed royalty dispute with the IRS has been resolved.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our condensed consolidated financial statements and the notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2011 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”).

This MD&A contains significant amounts of forward-looking information. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Our discussion of Risk Factors, found in Item 1A of this Form 10-Q and our 2011 Form 10-K, and Forward-Looking Statements, found immediately following the MD&A in our 2011 Form 10-K, apply to these forward-looking statements.

RESULTS OF OPERATIONS

OVERVIEW

A summary of certain factors impacting results for the first quarter of 2012 is provided below and further discussed in the narrative that follows this overview.

•	Sales in the first quarter of 2012 decreased 3% compared to the first quarter of 2011.
•	Sales in the North American Retail Division decreased 8%; comparable store sales decreased 6%.
•	Sales in the North American Business Solutions Division increased 3%.
•	International Division sales decreased 2% in U.S. dollars, but increased 1% in constant currencies.
•	Gross margin increased approximately 120 basis points in the first quarter of 2012 compared to the first quarter of 2011, with increases recognized in all Divisions.
•

Total operating expenses decreased for the first quarter of 2012 when compared to the first quarter of 2011. However, total operating expenses in 2012 include a benefit of approximately $68 million as recovery of purchase price from a prior business combination, $5 million of costs associated with that recovery, and approximately $23 million of restructuring-related charges and other costs intended to improve efficiency and benefit operations in future periods. Additionally, a non-cash impairment charge of approximately $18 million was recognized in the North America Retail Division, reflecting a first quarter 2012 downturn in sales at certain lower performing stores.

•

The cash portion of the Recovery of purchase price is presented as a source of cash in investing activities and the contribution of that cash to the previously-acquired pension plan is presented as a use of cash in operating activities.

•

The company issued $250 million of 9.75% senior secured notes due March 15, 2019. Additionally, the company repurchased $250 million of 6.25% senior notes due 2013 under its previously announced cash tender offer. The repurchase resulted in a loss on extinguishment of debt of $12.1 million in the first quarter of 2012.

•

The effective tax rate for the first quarter of 2012 was 18% compared to 164% for the same period in 2011. The rate in 2012 reflects the impact of treating the Recovery of purchase price as a non-taxable return of purchase price. Additionally, both periods were affected by valuation allowances limiting tax benefit recognition. The company continues to carry significant deferred tax asset valuation allowances that can cause the effective tax rate to show substantial volatility in interim periods.

•	Diluted earnings per share were $0.14 for the first quarter of 2012 compared to loss per share of $0.05 for the same period in 2011.

DIVISION RESULTS

North American Retail Division

	First Quarter
(Dollars in millions)	2012	2011

Sales	$1,219.6	$1,320.6
% change	(8)%	(2)%

Division operating profit	$44.4	$58.0
% of sales	3.6%	4.4%

First quarter sales in the North American Retail Division were $1.2 billion, a decrease of 8% compared to the prior year. Because fiscal year 2011 was a 53 week year ending on December 31, first quarter 2012 sales benefited from having fewer selling days impacted by holidays compared to the first quarter of 2011. However, store closures throughout 2011, including the 10 remaining stores in Canada during the second quarter of 2011, negatively impacted total sales for the first quarter of 2012. After considering the holiday shift and store closures, it is estimated that the combined impact on first quarter 2012 sales would have been approximately offsetting. Comparable store sales in the 1,096 stores that have been open for more than one year decreased 6% for the first quarter of 2012. The decline in comparable sales of computers and related products, contributed significantly to the Division’s overall comparable sales decline. The decline reflects the Division’s continued focus on improving the profitability of the business by taking a more strategic approach to the product assortment, pricing and promotion. Customers switching from laptop computers to tablets contributed to lower sales but improved product margins. Furniture sales were lower in 2012 compared to the first quarter of 2011 reflecting promotional activity last year that was not repeated. Sales in our Copy and Print Depot increased, while sales of paper, ink and toner sales decreased. Average order value was slightly negative and customer transaction counts declined approximately 5% compared to the same period last year.

The North American Retail Division reported an operating profit of approximately $44 million in the first quarter of 2012, compared to approximately $58 million in the same period of 2011.

During the first quarter of 2012, the Division recognized an impairment charge of approximately $18 million based on revised operating projections for the lower operating stores in the Division. The company reviews stores for possible impairment quarterly and recognized impairment charges of $4 million and $6 million in the third and fourth quarters of 2011, respectively. The operating performance for these stores was less than the company had projected for the first quarter, causing us to reevaluate our projections of future operating cash flows for these stores. The revised projections of future cash flows resulted in this impairment charge. The charge related to 56 stores, with 27 reduced to estimated fair value based on a discounted cash flow analysis and 29 reduced to estimated salvage value of the operating assets. The sales and operating projections are specific to the individual locations impaired and are not indicative of the expected operations for the remainder of stores in our retail chain. The company will continue to evaluate initiatives to improve performance and lower operating costs, including reducing the size of stores when it is considered appropriate. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or if the company commits to a more aggressive store downsizing strategy, including allocating capital to modify store formats, additional impairment charges may result. However, at the end of the first quarter 2012, the impairment analysis reflects the company’s best estimate of future performance, including the intended future use of the company’s retail store assets.

After considering the impairment charge, the first quarter 2012 operating profit reflects gross margin improvements from the sales mix of supplies and technology products, better management of pricing and promotions, and lower property costs. These benefits, and lower advertising and payroll costs, were partially offset by the negative flow through effect of lower sales.

At the end of the first quarter of 2012, the North American Retail Division operated 1,123 stores. During the first quarter of 2012, we opened one store and closed nine stores.

North American Business Solutions Division

	First Quarter
(Dollars in millions)	2012	2011

Sales	$827.7	$806.2
% change	3%	(3)%

Division operating profit	$42.5	$16.2
% of sales	5.1%	2.0%

First quarter sales in the North American Business Solutions Division were approximately $828 million, a 3% increase compared to the first quarter of 2011. After considering benefit in the first quarter of 2012 from the holiday shift, we estimate that sales would have been approximately equal to the same period of the prior year. First quarter 2012 sales in the direct channel increased 2%, compared to the same period in 2011, while sales in the contract channel increased 3%. Contract channel sales to both large and global accounts increased; however, sales to public sector customers declined, reflecting their continued budgetary pressures. Sales to small- to medium-sized business customers were relatively equal to sales in the prior year. Sales of supplies, including paper and ink and toner, were lower, partially offset by increases in sales in Copy and Print Depot, printers, seating, and the cleaning and break room categories.

The North American Business Solutions Division reported operating profit of approximately $43 million in the first quarter of 2012, compared to $16 million in the same period of the prior year. This increase reflects approximately 170 basis points of higher gross margins from initiatives to better manage pricing and from the mix of product sales, partially offset by higher supply chain expenses and somewhat higher payroll to support the sales organization.

International Division

	First Quarter
(Dollars in millions)	2012	2011

Sales	$825.5	$846.1
% change	(2)%	(5)%
% change in constant currency sales	1%	(6)%

Division operating profit	$15.2	$27.3
% of sales	1.8%	3.2%

The International Division reported first quarter 2012 sales of approximately $825 million, reflecting a decrease of 2% in U.S. dollars and an increase of 1% in constant currencies compared to the first quarter of 2011. The International Division estimates that first quarter 2012 sales reflect approximately $30 million of benefit from the shift in holidays. The contract channel sales in constant currency increased overall with growth in the U.K. and Germany being partially offset by weakness in sales in other European countries. First quarter 2012 sales in the direct channel were lower across the Division. This negative trend in direct sales will continue to be an area of focus for the company. The retail channel sales increased in both Europe and Asia compared to the first quarter of 2011, with European retail benefiting from the acquisition in Sweden in the first quarter of 2011.

The International Division operating profit for the first quarter of 2012 was approximately $15 million, compared to $27 million in the same period of 2011. Included in this measure of Division operating profit is approximately $18 million of charges in 2012. These charges include an $11 million adjustment to closed facility accruals after negotiations on a previously-pending transaction for the transfer of a closed distribution center were terminated. The adjustment assumes a period without a tenant as well as an estimate of lease incentives. The charges also include approximately $7 million primarily related to severance costs for restructuring activities in several European locations. These activities are intended to consolidate and streamline future operations. Similar charges in the first quarter of 2011 were approximately $6 million. After considering the charges in both periods, Division operating profit increased from operational improvements and lower costs. However, Division operating profit for the first quarter of 2012 included an estimated benefit from the flow through of the shift in holidays that will not recur.

CORPORATE AND OTHER

Recovery of purchase price

The sale and purchase agreement (“SPA”) associated with a 2003 European acquisition included a provision whereby the seller was required to pay an amount to the company if a specified acquired pension plan was calculated to be underfunded based on 2008 plan data. The amount calculated by the plan’s actuary was disputed by the seller but upheld by an independent arbitrator. The seller continued to dispute the award until both parties reached a settlement agreement in January 2012 and the seller paid approximately GBP 37.7 million to the company, including GBP 5.5 million placed in escrow in 2011. Under the terms of the SPA, and in agreement with the pension plan trustees, the company contributed the cash received, net of certain fees, to the pension plan. This contribution caused the plan to go from a net liability position at the end of 2011 to a net asset position of approximately $8.8 million at March 31, 2012. Because the goodwill associated with this transaction was fully impaired in 2008, this recovery is recognized in the first quarter 2012 statement of operations. Also, consistent with the presentation in 2008, this recovery is reported at the corporate level and not included in the determination of International Division operating profit.

The $68.3 million Recovery of purchase price includes recognition of the cash received from the seller, certain fees incurred and reimbursed, as well as the release of an accrued liability as the settlement agreement releases any and all claims under the SPA. An additional expense of approximately $5.2 million related to this arrangement is included in General and administrative expenses, resulting in a net increase in operating profit for the first quarter of 2012 of $63.1 million. The transaction is treated as a non-taxable return of purchase price for tax purposes.

The cash payment from the seller was received by a subsidiary of the company with the Euro as its functional currency and the pension plan funding was made by a subsidiary with Pound Sterling as its functional currency, resulting in certain translation differences between amounts reflected in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the first quarter of 2012. The receipt of cash from the seller is presented as a source of cash in investing activities. The contribution of cash to the pension plan is presented as a use of cash in operating activities. See Note C of the Notes to Condensed Consolidated Financial Statements.

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

Total G&A increased from $166 million in the first quarter of 2011to $178 million in the first quarter of 2012. A breakdown of total G&A between the portion included in Division results and the portion considered corporate expenses is provided in the following table:

	First Quarter
(In millions)	2012	2011

Division G&A	$86.3	$86.8
Corporate G&A	91.6	79.0

Total G&A	$177.9	$165.8

Total G&A includes restructuring and business process improvement charges of approximately $16 million and $6 million for the first quarter 2012 and 2011, respectively. In 2012, approximately $9 million was included in Corporate G&A; the remainder was included in determination of Division operating profit discussed above. Corporate G&A in 2011 included approximately $2 million of charges. Net of these charges, Corporate G&A increased approximately $6 million relating to higher relative variable pay in 2012 and additional project costs and personnel intended to improve performance in future periods.

Corporate expenses included in store and warehouse operating and selling expenses for the first quarter 2012 were approximately $1 million compared to approximately $4 million in the same period last year. The activity primarily relates to accretion, adjustments and settlements of lease obligations from facilities closed in prior years following our strategic review. The lease accretion is expected to total $7 million for the remainder of 2012, but net corporate amounts may be impacted by gains, losses and adjustments related to the closed properties and leases that cannot be reasonably estimated at this time.

Other income (expense)

The decrease in interest expense for the first quarter of 2012 compared to the same period of 2011 is attributable to lower interest accruals on uncertain tax positions following settlements recognized in 2011, lower short term borrowings and lower fees associated with the company’s asset based lending facility.

On March 15, 2012, the company completed the early settlement of its previously announced cash tender offer to purchase up to $250 million aggregate principal amount of its outstanding 6.25% senior notes due 2013. The total consideration for each $1,000.00 note surrendered was $1,050.00. Additionally, tender fees and a proportionate amount of deferred debt issue costs and a deferred cash flow hedge gain were included in the measurement of the $12.1 million extinguishment costs reported in the Condensed Consolidated Statements of Operations for the first quarter of 2012.

Miscellaneous income, net is primarily attributable to earnings from our joint venture in Mexico, Office Depot de Mexico. The increase in miscellaneous income, net for the first quarter of 2012 reflects earnings from the joint venture in Mexico of approximately $8 million in both periods, higher gains from the company’s deferred compensation plan, partially offset by higher foreign currency losses in 2012 compared to 2011.

Income Taxes

The effective tax rate for the first quarter of 2012 and 2011 was 18% and 164%, respectively. The rate in 2012 is impacted by the Recovery of purchase price that is being treated as a purchase price adjustment for tax purposes. Additionally, the loss on extinguishment of debt in the United States during the first quarter of 2012 did not generate a financial statement tax benefit because of existing valuation allowances. Similarly, operating losses in other jurisdictions with valuation allowances do not result in deferred tax benefits being recognized in the condensed consolidated statements of operations. Accordingly, tax expense recognized in jurisdictions with positive earnings, and no tax benefit on certain jurisdictions with losses, can cause the effective rate to be different from blended statutory rates and, in the case of the first quarter 2011, to exceed net pretax earnings. This interim accounting is likely to result in significant variability of the effective tax rate throughout the course of the year. Changes in income projections and the mix of income across jurisdictions could impact the effective tax rate each quarter.

We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years before 2009. Our U.S. federal filings for 2009, 2010 and 2011 are under routine examination, and it is reasonably possible that audits for some of these periods will be closed prior to the end of 2012. Significant international tax jurisdictions include the UK, the Netherlands, France and Germany. Generally, we are subject to routine examination for years 2006 and forward in these jurisdictions. It is reasonably possible that certain of these audits will close within the next 12 months, which could result in a decrease of as much as $2.6 million or an increase of as much as $1.0 million to our accrued uncertain tax positions. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits, however, an estimate of such changes cannot reasonably be made.

As part of the ongoing 2009 and 2010 audits, the U.S. Internal Revenue Service (“IRS”) has proposed a deemed royalty assessment from our foreign operations with a tax and penalty amount of approximately $126 million. The company disagrees with this assessment and, based on the technical merits of this issue, believes that no accrual is required at this time. The company is working with its outside tax advisors and the IRS to resolve this dispute in a timely manner. To the extent the IRS prevails on this issue, the income statement impact may be lowered because of available net operating losses and other deferred tax assets.

New Accounting Pronouncements

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, we had approximately $488.8 million in cash and equivalents and another $704.2 million available under the Amended Credit Agreement based on the March borrowing base certificate, for a total liquidity of approximately $1.2 billion. We consider our resources adequate to satisfy our cash needs for at least the next twelve months.

At March 31, 2012, no amounts were drawn under the Amended Credit Agreement. The maximum month end amount outstanding during the first quarter of 2012 occurred in February at approximately $13 million. There were letters of credit outstanding under the Amended Credit Agreement at the end of the quarter totaling approximately $112 million. An additional $0.2 million of letters of credit were outstanding under separate agreements. Average borrowings under the Amended Credit Agreement in the first quarter of 2012 were approximately $3 million at an average interest rate of 2.6%. The maximum monthly average in the first quarter of 2012 occurred in February at approximately $7 million.

We also had short-term borrowings of $15 million at March 31, 2012 under various local currency credit facilities for our international subsidiaries that had an effective interest rate at the end of the first quarter of approximately 1.8%. The maximum month end amount and maximum monthly average amount occurred in March at approximately $15 million. The majority of these short-term borrowings represent outstanding balances on uncommitted lines of credit, which do not contain financial covenants.

The company was in compliance with all applicable financial covenants at March 31, 2012.

Dividends on the company’s redeemable preferred stock are payable quarterly, and will be paid in-kind or in cash, only to the extent that the company has funds legally available for such payment and a cash dividend is declared by the company’s board of directors. Dividends during 2012 have been paid in kind. Dividends for the first quarter of 2011 were paid in cash.

During the first quarter of 2012, cash used by operating activities was approximately $93 million, compared to a use of approximately $95 million during the same period last year. During the 2012 period, the company recognized a credit in earnings as the recovery from a business combination. The cash portion of this recovery is reclassified out of earnings and reflected as a source of cash in investing activities. Additionally, that cash was required by the original purchase agreement to be contributed to the acquired pension plan. That pension funding during the first quarter of 2012 is presented as a use of cash in operating activities.

Changes in net working capital and other components for the first quarter of 2012 resulted in a $108 million use of cash compared to a $159 million use in the same period last year. This lesser use of cash in 2012 reflects a lower decrease in accounts payable and accrued expenses, partially offset by a lower decrease in accounts receivable and inventories. Working capital is influenced by a number of factors including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, see Note A of the Notes to Condensed Consolidated Financial Statements.

Cash provided by investing activities was approximately $34 million in the first quarter of 2012, compared to a use of cash of approximately $51 million in the same period last year. The source of cash for the 2012 period reflects the Recovery of purchase price of $50 million discussed above, release of restricted cash associated with the same business combination of $9 million and proceeds from assets sold of $10 million. Capital expenditures were $35 million in the first quarter of 2012. Cash used by investing activities in the first quarter of 2011 of $51 million reflects capital expenditure of $29 million and approximately $73 million to complete the acquisition of an entity in Sweden, partially offset by the release of restricted cash related to the Sweden acquisition that was held in escrow at December 25, 2010. During the first quarter of 2011, we received approximately $4 million from the disposition of assets.

Cash used in financing activities was approximately $27 million for the first quarter of 2012, compared to a source of cash of $0.6 million in the same period last year. During the first quarter of 2012 the company completed the early settlement of its previously announced cash tender offer to purchase up to $250 million aggregate principal amount of its outstanding 6.25% senior notes due 2013. The company also issued $250 million aggregate principal amount of 9.75% senior secured notes due March 15, 2019. The tender activity resulted in a $13 million cash loss on extinguishment of debt. Additionally, new issuance costs and costs to amend a separate borrowing agreement totaled $8 million. Net payments on other long and short-term borrowings for the period amounted to $6 million. The dividend on preferred stock was paid in kind during the first quarter of 2012. The source of cash from financing activities during the first quarter of 2011 of $0.6 million resulted from payment of approximately $9 million cash dividends on our preferred stock offset by net proceeds of approximately $10 million on short-term and long-term borrowings.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2011 Form 10-K, filed on February 28, 2012, in Note A of the Notes to the Consolidated Financial Statements and the Critical Accounting Policies section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risks

At March 31, 2012, there had not been a material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2011 Form 10-K.

Foreign Exchange Rate Risks

At March 31, 2012, there had not been a material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2011 Form 10-K.

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

Based on management’s evaluation, as of March 31, 2012, the company’s CEO and CFO concluded that the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the company in reports that the company files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

On April 6, 2011, a putative class action lawsuit was filed against the company and certain current and former executive officers alleging violations of the Securities Exchange Act of 1934 and seeking damages, fees, costs and equitable relief. The allegations made in this lawsuit primarily relate to the company’s previous financial disclosures and reports regarding the certain tax losses described below. The lawsuit was filed in the United States District Court for the Southern District of Florida captioned as Climo v. Office Depot, Inc, Steve Odland, Michael D. Newman and Neil R. Austrian. The Court granted a request by the Central Laborers’ Pension Fund (“CLPF”) to appoint it as lead plaintiff in the case and the CLPF filed its amended complaint on September 6, 2011. The company filed a motion to dismiss the Complaint in November 2011, and that motion is currently pending before the Court.

On June 17, 2011, a derivative lawsuit was filed against certain current and former executive officers and the company, generally alleging that the officers breached their fiduciary duties. The allegations in this lawsuit primarily relate to the company’s previous financial disclosures and reports regarding the certain tax losses described below. The derivative lawsuit was filed in the United States District Court for the Southern District of Florida captioned as Long v. Steve Odland, Michael D. Newman and Neil R. Austrian, defendants, and Office Depot, Inc., nominal defendant. The Special Litigation Committee (the “SLC”) appointed by the company’s Board of Directors to review the allegations issued its report on January 9, 2012. As set forth in the report, the SLC determined that the claims alleged in the Complaint should be dismissed. Accordingly, the company filed a motion to dismiss the Complaint on March 26, 2012. Under the current Scheduling Order, plaintiff’s opposition brief is due on June 11, 2012 and the company’s reply brief is due on July 12, 2012.

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

Item 1A. Risk Factors.

Except for the additional risk factors set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 28, 2012.

We have incurred significant impairment charges and we continue to incur significant impairment charges.

During the first quarter of 2012, we recognized a non-cash asset impairment charge of approximately $18 million in our North America Retail Division, reflecting a greater than anticipated downturn in sales at certain lower performing stores. We recognized store asset impairment charges in the North American Retail Division of $11 million during 2011. The company assesses past performance and makes estimates and projections of future performance quarterly at an individual store level. Our shift in strategy to be less promotional, as well as competitive factors and changes in consumer spending habits resulted in a downward adjustment of anticipated future cash flows for the individual stores that resulted in the impairment. We foresee ongoing challenges in the economy. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or if the company commits to a more aggressive store downsizing strategy, including allocating capital to modify store formats, additional impairment charges may result. Additionally, the company has approximately $64 million of goodwill at March 31, 2012, with $44 million in the International Division. We measure goodwill for impairment annually or earlier if indicators of possible impairment are identified. Changes in the numerous variables associated with the judgments, assumptions and estimates made by the company in assessing the appropriate valuation of our goodwill, including changes resulting from macroeconomic challenges in International markets, could in the future require us to reduce our goodwill and record related non-cash impairment charges. If we were required to further impair our store assets or our goodwill, it could have a material adverse effect on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The company’s Amended Credit Agreement allows payment of cash dividends on preferred stock and share repurchases, in an aggregate amount of $75 million per fiscal year subject to the satisfaction of certain liquidity requirements. Also, so long as investors in the redeemable preferred stock own at least 10% of the common stock voting rights, on an as-converted basis, the affirmative vote of a majority of the shares of preferred stock then outstanding and entitled to vote is required for the declaration or payment of a dividend on common stock. Additionally, pursuant to an indenture, dated as of March 14, 2012, among the company, the guarantors named therein and U.S. Bank National Association, as trustee, the company is limited in its ability to pay dividends. The company has never declared or paid cash dividends on its common stock.

Item 6. Exhibits.

Exhibits

4.1	Indenture, dated as of March 14, 2012, relating to the $250 million 9.75% Senior Secured Notes due 2019, among Office Depot, Inc., the Guarantors named therein and U.S. Bank National Association (incorporated by reference from Office Depot. Inc.’s Current Report on Form 8-K, filed with the SEC on March 15, 2012)
4.2	Supplemental Indenture No. 3 to the Indenture dated as of August 11,2003 between Office Depot, Inc. and U.S. Bank National Association (as successor to SunTrust Bank), dated as of March 14, 012, relating to the 6.250% Senior Notes due August 15, 2013, between Office Depot, Inc. and U.S. Bank National (as successor to SunTrust Bank) (incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on March 15, 2012)
10.1	Form of Notes representing $250 million aggregate principal amount of 9.75% Senior Secured Notes due March 15, 2019
10.2	Form of Restricted Stock Awards for Executives (time vested)
10.3	Form of Restricted Stock Award for Executives (performance/time vested)
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Section 1350 Certification
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC. (Registrant)

Date: May 1, 2012	By: /s/ Neil R. Austrian
Neil R. Austrian
Chief Executive Officer and Chairman, Board of Directors
(Principal Executive Officer)

Date: May 1, 2012	By: /s/ Michael D. Newman
Michael D. Newman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 1, 2012	By: /s/ Kim Moehler
Kim Moehler
Senior Vice President and Controller
(Principal Accounting Officer)