Form 10-Q
period 2012-06-30
OFFICE DEPOT INC
filed 2012-08-07
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒     Quarterly Report Pursuant to Section 13 or 15 (d) of the

        Securities Exchange Act of 1934

For the quarterly period ended     June 30, 2012

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At June 30, 2012 there were 285,160,572 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,	June 25,
	2012	2011	2011
Assets
Current assets:
Cash and cash equivalents	$422,679	$570,681	$374,155
Receivables, net	809,353	862,831	954,264
Inventories	1,122,007	1,146,974	1,253,231
Prepaid expenses and other current assets	154,171	163,646	174,217

Total current assets	2,508,210	2,744,132	2,755,867
Property and equipment, net	971,930	1,067,040	1,119,505
Goodwill	61,683	61,899	64,448
Other intangible assets	32,169	35,223	39,569
Deferred income taxes	41,689	47,791	42,669
Other assets	341,631	294,899	312,966

Total assets	$3,957,312	$4,250,984	$4,335,024

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$906,103	$993,636	$950,108
Accrued expenses and other current liabilities	875,005	1,010,011	1,046,185
Income taxes payable	7,698	7,389	5,825
Short-term borrowings and current maturities of long-term debt	35,527	36,401	79,987

Total current liabilities	1,824,333	2,047,437	2,082,105
Deferred income taxes and other long-term liabilities	391,056	452,313	543,511
Long-term debt, net of current maturities	639,028	648,313	652,692

Total liabilities	2,854,417	3,148,063	3,278,308

Commitments and contingencies
Redeemable preferred stock, net (liquidation preference – $396,851 in June 2012, $377,729 in December 2011, and $368,516 in June 2011)	378,751	363,636	355,979

Stockholders’ equity:
Office Depot, Inc. stockholders’ equity:
Common stock – authorized 800,000,000 shares of $.01 par value; issued shares – 291,075,840 in June 2012, 286,430,567 in December 2011 and 285,951,029 in June 2011	2,911	2,864	2,860
Additional paid-in capital	1,131,044	1,138,542	1,148,979
Accumulated other comprehensive income	194,829	194,522	266,723
Accumulated deficit	(547,007)	(539,124)	(660,346)
Treasury stock, at cost – 5,915,268 shares in June 2012 and December and June 2011	(57,733)	(57,733)	(57,733)

Total Office Depot, Inc. stockholders’ equity	724,044	739,071	700,483
Noncontrolling interests	100	214	254

Total equity	724,144	739,285	700,737

Total liabilities and equity	$3,957,312	$4,250,984	$4,335,024

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 28, 2012 (the “2011 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 30,	June 25,	June 30,	June 25,
	2012	2011	2012	2011
Sales	$2,507,150	$2,710,141	$5,379,959	$5,683,101
Cost of goods sold and occupancy costs	1,761,086	1,916,089	3,750,721	4,010,861

Gross profit	746,064	794,052	1,629,238	1,672,240

Store and warehouse operating and selling expenses	613,537	646,663	1,291,547	1,339,880
Recovery of purchase price	—	—	(68,314)	—
Fixed asset impairment	23,861	—	41,755	669
General and administrative expenses	167,313	163,500	345,207	329,326

Operating profit (loss)	(58,647)	(16,111)	19,043	2,365

Other income (expense):
Interest income	955	242	1,322	841
Interest expense	(17,703)	(18,831)	(32,181)	(36,818)
Loss on extinguishment of debt	(41)	—	(12,110)	—
Miscellaneous income, net	3,967	6,988	12,946	14,333

Loss before income taxes	(71,469)	(27,712)	(10,980)	(19,279)

Income tax expense (benefit)	(14,082)	(7,596)	(3,092)	6,227

Net loss	(57,387)	(20,116)	(7,888)	(25,506)

Less: Net earnings (loss) attributable to the noncontrolling interests	(5)	(2)	(9)	22

Net loss attributable to Office Depot, Inc.	(57,382)	(20,114)	(7,879)	(25,528)

Preferred stock dividends	6,899	9,213	15,115	18,426

Net loss available to common stockholders	$(64,281)	$(29,327)	$(22,994)	$(43,954)

Net loss per share:
Basic	$(0.23)	$(0.11)	$(0.08)	$(0.16)
Diluted	$(0.23)	$(0.11)	$(0.08)	$(0.16)

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2011 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Net loss	$(57,387)	$(20,116)	$(7,888)	$(25,506)
Other comprehensive income (loss), net of tax where applicable:
Foreign currency translation adjustments	(31,916)	2,035	3,252	43,279
Amortization of gain on cash flow hedge	(156)	(414)	(1,997)	(829)
Change in deferred pension	23	(29)	(277)	181
Change in deferred cash flow hedge	14	(633)	(681)	317

Total other comprehensive income (loss), net of tax, where applicable	(32,035)	959	297	42,948

Comprehensive income (loss)	(89,422)	(19,157)	(7,591)	17,442
Comprehensive income (loss) attributable to the noncontrolling interests	(6)	15	(7)	54

Comprehensive income (loss) attributable to Office Depot, Inc.	$(89,416)	$(19,172)	$(7,584)	$17,388

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2011 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	26 Weeks Ended
	June 30, 2012	June 25, 2011
Cash flows from operating activities:
Net loss	$(7,888)	$(25,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101,622	104,111
Charges for losses on inventories and receivables	32,850	29,326
Loss on extinguishment of debt	13,377	—
Recovery of purchase price	(58,049)	—
Pension plan funding	(58,030)	—
Fixed asset impairment	41,755	669
Changes in working capital and other	(197,478)	(256,598)

Net cash used in operating activities	(131,841)	(147,998)

Cash flows from investing activities:
Capital expenditures	(62,471)	(60,429)
Acquisition, net of cash acquired	—	(72,667)
Recovery of purchase price	49,841	—
Release of restricted cash	8,570	46,509
Proceeds from assets sold and other	20,624	7,615

Net cash provided by (used in) investing activities	16,564	(78,972)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,130	623
Share transactions under employee related plans	(208)	(650)
Preferred stock dividends	—	(18,426)
Payment for noncontrolling interests	(551)	(1,262)
Loss on extinguishment of debt	(13,377)	—
Debt related fees	(7,867)	(9,945)
Debt retirement	(250,000)	—
Debt issuance	250,000	—
Net payments on other long- and short-term borrowings	(11,198)	(9,333)

Net cash used in financing activities	(32,071)	(38,993)

Effect of exchange rate changes on cash and cash equivalents	(654)	12,640

Net decrease in cash and cash equivalents	(148,002)	(253,323)
Cash and cash equivalents at beginning of period	570,681	627,478

Cash and cash equivalents at end of period	$422,679	$374,155

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2011 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Summary of Significant Accounting Policies

Basis of Presentation: Office Depot, Inc., including consolidated subsidiaries (“Office Depot”), is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Fiscal year 2011 was a 53-week year. The Condensed Consolidated Balance Sheet at December 31, 2011 has been derived from audited financial statements at that date. The condensed consolidated interim financial statements as of June 30, 2012 and June 25, 2011, and for the 13-week and 26-week periods ended June 30, 2012 (also referred to as “the second quarter of 2012” and “the first half of 2012”) and June 25, 2011 (also referred to as “the second quarter of 2011” and “the first half of 2011”) are unaudited. However, in our opinion, these financial statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. We have included the balance sheet from June 25, 2011 to assist in analyzing our company.

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

Cash Management: Our cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement accounts and cash concentration on a daily basis. Accounts payable and accrued expenses as of June 30, 2012, December 31, 2011 and June 25, 2011 included $45 million, $50 million and $50 million, respectively, of amounts not yet presented for payment drawn in excess of disbursement account book balances, after considering offset provisions. We may borrow to meet working capital and other needs throughout any given quarter, which may result in higher levels of borrowings and invested cash within the period. At the end of the quarter, excess cash may be used to minimize borrowings outstanding at the balance sheet date. Approximately $122 million of cash and cash equivalents was held outside the U.S. at June 30, 2012.

New Accounting Pronouncements: There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

Note B – Debt

On February 24, 2012, the company entered into an amendment (the “Amendment”) to the Amended and Restated Credit Agreement (the “Amended Credit Agreement”). The Amendment provides the company flexibility with regard to certain restrictive covenants in any possible refinancing and other transactions. In addition, the Amendment released one of the company’s subsidiaries from its guarantee obligations under the Amended Credit Agreement.

On March 14, 2012, the company issued $250 million aggregate principal amount of its 9.75% senior secured notes due March 15, 2019 (the “Notes”) with interest payable in cash semiannually in arrears on March 15 and September 15 of each year. The Notes are fully and unconditionally guaranteed on a senior secured basis by each of the company’s existing and future domestic subsidiaries that guarantee the Amended Credit Agreement. The Notes are secured on a first-priority basis by a lien on substantially all of the company’s domestic subsidiaries’ present and future assets, other than assets that secure the Amended Credit Agreement and certain of their present and future equity interests in foreign subsidiaries. The Notes are secured on a second-priority basis by a lien on the company and its domestic subsidiaries’ assets that secure the Amended Credit Agreement. The Notes were issued pursuant to an indenture, dated as of March 14, 2012, among the company, the domestic subsidiaries named therein and U.S. Bank National Association, as trustee (the “Indenture”). Approximately $7 million was capitalized associated with the issuance of these Notes and will be amortized through 2019.

The terms of the Indenture provide that, among other things, the Notes and guarantees will be senior secured obligations and will: (i) rank senior in right of payment to any future subordinated indebtedness of the company and the guarantors; (ii) rank equally in right of payment with all of the existing and future senior indebtedness of the company and the guarantors; (iii) rank effectively junior to all existing and future indebtedness under the Amended Credit Agreement to the extent of the value of certain collateral securing the Amended Credit Agreement on a first-priority basis, subject to certain exceptions and permitted liens; (iv) rank effectively senior to all existing and future indebtedness under the Amended Credit Agreement to the extent of the value of certain collateral securing the Notes; and (v) be structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of the company’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to the company or one of the guarantors).

The Indenture contains affirmative and negative covenants that, among other things, limit or restrict the company’s ability to: incur additional debt or issue stock, pay dividends, make certain investments or make other restricted payments; engage in sales of assets; and engage in consolidations, mergers and acquisitions. However, many of these covenants will cease to apply for so long as the company receives and maintains investment grade ratings from specified debt rating services and there is no default under the Indenture. There are no maintenance financial covenants.

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

On March 15, 2012, the company repurchased $250 million aggregate principal amount of its outstanding 6.25% senior notes due 2013 under its previously announced cash tender offer. The total consideration for each $1,000.00 note surrendered was $1,050.00. Additionally, tender fees and a proportionate amount of deferred debt issue costs and a deferred cash flow hedge gain were included in the measurement of the $12.1 million extinguishment costs reported in the Condensed Consolidated Statements of Operations for the first half of 2012. The cash amounts of the premium paid and tender fees are reflected as financing activities in the Condensed Consolidated Statements of Cash Flows. Accrued interest was paid through the extinguishment date.

Note C—Recovery of Purchase Price from Previous Acquisition

The sale and purchase agreement (“SPA”) associated with a 2003 European acquisition included a provision whereby the seller was required to pay an amount to the company if a specified acquired pension plan was determined to be underfunded based on 2008 plan data. The unfunded obligation amount calculated by the plan’s actuary based on that data was disputed by the seller. In accordance with the SPA, the parties entered into arbitration to resolve this matter and, in March 2011, the arbitrator found in favor of the company. The seller pursued an annulment of the award in French court. In November 2011, the seller paid GBP 5.5 million ($8.8 million, measured at then-current exchange rates) to the company to allow for future monthly payments to the pension plan, pending a court ruling on their cancellation request. That money was placed in an escrow account with the pension plan acting as trustee. On January 6, 2012, the company and the seller entered into a settlement agreement that settled all claims by either party for this and any other matter under the original SPA. The seller paid an additional GBP 32.2 million (approximately $50 million, measured at then-current exchange rates) to the company in February 2012. Following this cash receipt in February 2012, the company contributed the GBP 37.7 million (approximately $58 million at then-current exchange rates) to the pension plan, resulting in the plan changing from an unfunded liability position of approximately $49.6 million at December 31, 2011 to a net asset position at June 30, 2012 of approximately $9.0 million. See additional pension disclosures in Note H.

This pension provision of the SPA was disclosed in 2003 and subsequent periods as a matter that would reduce goodwill when the plan was remeasured and cash received. However, all goodwill associated with this transaction was impaired in 2008, and because the remeasurement process had not yet begun, no estimate of the potential payment to the company could be made at that time. Consistent with disclosures subsequent to the 2008 goodwill impairment, resolution of this matter in the first quarter of 2012 was reflected as a credit to operating expense. The cash received from the seller, reversal of an accrued liability as a result of the settlement agreement, fees incurred in 2012, and fee reimbursement from the seller have been reported in Recovery of purchase price in the Condensed Consolidated Statements of Operations for the first half of 2012, totaling $68.3 million. An additional expense of $5.2 million of costs incurred in prior periods related to this arrangement is included in General and administrative expenses, resulting in a net increase in operating profit for the first half of 2012 of $63.1 million. Similar to the presentation of goodwill impairment in 2008, this recovery and related charge is reported at the corporate level, not part of International Division operating profit.

The cash payment from the seller was received by a subsidiary of the company with the Euro as its functional currency and the pension plan funding was made by a subsidiary with Pound Sterling as its functional currency, resulting in certain translation differences between amounts reflected in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the first half of 2012. The receipt of cash from the seller is presented as a source of cash in investing activities. The contribution of cash to the pension plan is presented as a use of cash in operating activities.

Note D – Exit Costs and Other Charges

In recent years, the company has been adversely affected by increasingly competitive conditions and a downturn in global economies and has taken actions including closing facilities, consolidating functional activities and disposing of assets. Exit costs related to these activities recognized during the first half of 2012 totaled approximately $31 million. Of this amount, approximately $13 million is included in Store and warehouse operating and selling expenses and approximately $18 million is included in General and administrative expenses in the Condensed Consolidated Statements of Operations.

Exit cost accruals related to prior and current actions are as follows:

(In millions)	Balance at December 31, 2011	Charges Incurred	Cash Payments	Non-cash Settlements and Accretion	Balance at June 30, 2012

Termination benefits	$12	$17	$(17)	$—	$12
Lease, contract obligations and, other costs	95	14	(28)	4	85

Total	$107	$31	$(45)	$4	$97

In addition to accruals for facilities closed as part of these activities, the company maintains accruals for facilities closed that are considered part of ongoing operating activities. During the first half of 2012, approximately $3 million was charged against earnings for additional closure costs and accretion and approximately $3 million of cash was paid on these locations. The accrued balance was approximately $12 million at June 30, 2012 and December 31, 2011.

Note E – Stockholders’ Equity

The following table reflects the changes in stockholders’ equity attributable to both Office Depot, Inc. and our noncontrolling subsidiary interests.

(In thousands)	Attributable to Office Depot, Inc.	Attributable to noncontrolling interests	Total

Stockholders’ equity at December 31, 2011	$739,071	$214	$739,285
Comprehensive loss:
Net loss	(7,879)	(9)	(7,888)
Other comprehensive income	295	2	297

Comprehensive loss	(7,584)	(7)	(7,591)
Preferred stock dividends	(15,115)	—	(15,115)
Share transactions under employee related plans	888	—	888
Purchase of subsidiary shares from noncontrolling interests	(444)	(107)	(551)
Amortization of long-term incentive stock grants	7,228	—	7,228

Stockholders’ equity at June 30, 2012	$724,044	$100	$724,144

Stockholders’ equity at December 25, 2010	$695,496	$479	$695,975
Comprehensive income:
Net earnings (loss)	(25,528)	22	(25,506)
Other comprehensive income	42,916	32	42,948

Comprehensive income	17,388	54	17,442

Purchase of subsidiary shares from noncontrolling interests	(983)	(279)	(1,262)
Preferred stock dividends	(18,426)	—	(18,426)
Share transactions under employee related plans	(50)	—	(50)
Amortization of long-term incentive stock grants	7,058	—	7,058

Stockholders’ equity at June 25, 2011	$700,483	$254	$700,737

Because of valuation allowances in multiple jurisdictions, the tax impact on elements of other comprehensive income is insignificant.

Note F – Earnings Per Share

The following table represents the calculation of net loss per common share:

	Second Quarter		First Half
(In thousands, except per share amounts)	2012	2011	2012	2011

Basic Earnings Per Share
Numerator:
Loss available to common shareholders	$(64,281)	$(29,327)	$(22,994)	$(43,954)

Denominator:
Weighted-average shares outstanding	279,522	277,336	279,037	277,161

Basic loss per share	$(0.23)	$(0.11)	$(0.08)	$(0.16)

Diluted Earnings Per Share
Numerator:
Net loss attributable to Office Depot, Inc.	$(57,382)	$(20,114)	$(7,879)	$(25,528)

Denominator:
Weighted-average shares outstanding	279,522	277,336	279,037	277,161
Effect of dilutive securities:
Stock options and restricted stock	4,311	5,417	4,538	5,523
Redeemable preferred stock	77,435	73,703	76,491	73,703

Diluted weighted-average shares outstanding	361,268	356,456	360,066	356,387

Diluted loss per share	N/A	N/A	N/A	N/A

Basic earnings (loss) per share (“EPS”) is computed after consideration of preferred stock dividends. Shares of the redeemable preferred stock have equal dividend participation rights with common stock. The company has never paid a dividend on common stock, but the participation provisions require application of the two-class method for computing earnings per share. In periods of sufficient earnings, this method assumes an allocation of undistributed earnings to both participating stock classes. The two-class method impacted the computation of earnings for the first quarter of 2012, but was not applicable to the second quarter or first half of 2012 because it would have been antidilutive. The preferred shareholders are not required to fund losses.

Awards of options and nonvested shares representing approximately 17.0 million and 15.4 million additional shares of common stock were outstanding for the second quarter and first half of 2012, respectively, and 12.5 million and 11.8 million for the second quarter and first half of 2011, respectively, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive. For purposes of calculating weighted average shares, no tax benefits have been assumed in jurisdictions where deferred tax valuation allowances have been recorded.

Note G – Division Information

Office Depot operates in three segments: North American Retail Division, North American Business Solutions Division, and International Division. The following is a summary of our significant accounts and balances by segment (or “Division”), reconciled to consolidated totals.

	Sales
	Second Quarter		First Half
(In thousands)	2012	2011	2012	2011

North American Retail Division	$993,852	$1,080,125	$2,213,434	$2,400,692
North American Business Solutions Division	796,395	803,320	1,624,135	1,609,567
International Division	716,903	826,696	1,542,390	1,672,842

Total	$2,507,150	$2,710,141	$5,379,959	$5,683,101

	Division Operating Profit (Loss)
	Second Quarter		First Half
(In thousands)	2012	2011	2012	2011

North American Retail Division	$(21,620)	$2,994	$22,791	$60,954
North American Business Solutions Division	40,487	44,984	82,987	61,225
International Division	9,691	13,097	24,907	40,402

Total	$28,558	$61,075	$130,685	$162,581

A reconciliation of the measure of Division operating profit to consolidated loss before income taxes is as follows:

	Second Quarter		First Half
(In thousands)	2012	2011	2012	2011

Total Division operating profit	$28,558	$61,075	$130,685	$162,581
Add/(subtract):
Recovery of purchase price	—	—	68,314	—
Unallocated charges	(5,150)	(2,294)	(14,098)	(4,603)
Unallocated operating expenses	(82,055)	(74,892)	(165,858)	(155,613)
Interest income	955	242	1,322	841
Interest expense	(17,703)	(18,831)	(32,181)	(36,818)
Loss on extinguishment of debt	(41)	—	(12,110)	—
Miscellaneous income, net	3,967	6,988	12,946	14,333

Loss before income taxes	$(71,469)	$(27,712)	$(10,980)	$(19,279)

Our Condensed Consolidated Balance Sheet reflects a goodwill balance of approximately $61.7 million, $61.9 million and $64.4 million as of June 30, 2012, December 31, 2011 and June 25, 2011, respectively. The gross amount of goodwill and the amount of accumulated impairment losses as of June 30, 2012 are provided in the following table:

(In thousands)	North American Retail Division	North American Business Solutions Division	International Division	Total

Goodwill	$1,842	$367,790	$905,602	$1,275,234
Accumulated impairment losses	(1,842)	(348,359)	(863,134)	(1,213,335)

Balance as of December 31, 2011	—	19,431	42,468	61,899
2012 Changes:
Goodwill	1,842	367,790	905,602	1,275,234
Accumulated impairment losses	(1,842)	(348,359)	(863,134)	(1,213,335)

	—	19,431	42,468	61,899
Foreign currency exchange rate changes	—	—	(216)	(216)

Balance as of June 30, 2012	$—	$19,431	$42,252	$61,683

The company’s accounting policy is to test for goodwill impairment during the fourth quarter each year but, should events occur or circumstances change, that more likely than not would reduce a reporting unit’s fair value below its carrying value, that test would be accelerated. Based on consideration of relevant accounting guidance and current facts and circumstances, including results of operations and market conditions, we concluded that a test of goodwill was not required as of June 30, 2012.

Note H – Employee Benefit Plans

Pension Disclosures

The components of net periodic pension cost (benefit) for our foreign pension plan are as follows:

	Second Quarter		First Half
(In millions)	2012	2011	2012	2011

Service cost	$—	$—	$—	$—
Interest cost	2.6	2.5	4.7	4.9
Expected return on plan assets	(3.2)	(2.4)	(5.5)	(4.7)

Net periodic pension cost (benefit)	$(0.6)	$0.1	$(0.8)	$0.2

Following the significant contribution to the plan in February 2012, as discussed in Note C, the company remeasured the 2012 estimated net periodic pension cost (benefit). No other assumptions in the pension calculation or target allocation of assets changed significantly from the pension valuation performed at December 31, 2011. The change in estimated earnings on plan assets will result in a net periodic pension benefit for the balance of the year. The funding during the quarter ended March 31, 2012 resulted in the pension plan changing from an unfunded liability position of approximately $49.6 million at December 31, 2011 to a net asset position at June 30, 2012 of approximately $9.0 million. There are no additional funding requirements while the plan is in a surplus position.

Note I – Income Taxes

The effective tax rate for the second quarter and first half of 2012 was 20% and 28%, respectively, compared to 27% and -32%, respectively, for the same periods of 2011. The second quarter 2012 rate includes a $16 million accrued benefit based on a ruling from the U.S. Internal Revenue Service (“IRS”) allowing the company to carryback certain accounting method changes to the 2009 tax year. Receipt of cash related to this ruling is not expected prior to resolution of the previously-disclosed dispute with the IRS relating to a foreign royalty assessment as discussed below. The year-to-date effective tax rate includes this benefit and is also impacted by the Recovery of purchase price that is treated as a purchase price adjustment for tax purposes. As discussed in Note C, this recovery would have been a reduction of related goodwill for financial reporting purposes, but the related goodwill was impaired in 2008. Additionally, the loss on extinguishment of debt in the United States during the quarter ended March 31, 2012 did not generate a financial statement tax benefit because of existing valuation allowances. Similarly, operating losses in other jurisdictions with valuation allowances do not result in deferred tax benefits being recognized in the Condensed Consolidated Statements of Operations. Accordingly, tax expense recognized in jurisdictions with positive earnings, and no tax benefit on certain jurisdictions with losses, can cause the effective rate to be different from blended statutory rates and, in the case of the first half of 2011, to result in tax expense in periods of pre-tax losses. This interim accounting is likely to result in significant variability of the effective tax rate throughout the course of the year. Changes in income projections and the mix of income across jurisdictions could impact the effective tax rate each quarter.

We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years before 2009. Our U.S. federal filings for 2009, 2010 and 2011 are under routine examination, and it is reasonably possible that audits for some of these periods will be closed prior to the end of 2012. Significant international tax jurisdictions include the UK, the Netherlands, France and Germany. Generally, we are subject to routine examination for years 2006 and forward in these jurisdictions. It is reasonably possible that certain of these audits will close within the next 12 months, which could result in a decrease of as much as $2.1 million or an increase of as much as $1.0 million to our accrued uncertain tax positions. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits, however, an estimate of such changes cannot reasonably be made.

As part of the ongoing 2009 and 2010 audits, the IRS has proposed a deemed royalty assessment from our foreign operations with a tax and penalty amount of approximately $126 million. The company disagrees with this assessment and, based on the technical merits of this issue, believes that no accrual is required at this time. The company is working with its outside tax advisors and the IRS to resolve this dispute in a timely manner. To the extent the IRS prevails on this issue, the income statement impact may be lowered because of available net operating losses and other deferred tax assets.

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

The fair values of our interest rate swaps, foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current interest rates, exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data. There were no interest rate swap agreements in place at the end of the second quarter of 2012 and the amounts receivable or payable under foreign currency and fuel contracts were not significant. See Note K for additional information on our derivative instruments and hedging activities.

The following table summarizes the company’s financial assets and liabilities measured at fair value on a recurring basis:

	Level 2
(In thousands)	Fair Value Measurement Category
	June 30, 2012	December 31, 2011	June 25, 2011

Assets
Commodity contracts—fuel	$—	$—	$1,516
Foreign exchange contracts	265	341	211
Liabilities:
Commodity contracts—fuel	661	251	—
Foreign exchange contracts	$101	$92	$502

The company records its senior notes payable at par value, adjusted for amortization of a fair value hedge which was cancelled in 2005. The fair value of the senior notes and the senior secured notes are considered Level 2 fair value measurements and are based on market trades of these securities on or about the dates below.

	June 30, 2012		December 31, 2011		June 25, 2011
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
6.25% senior notes	$149,963	$149,984	$399,953	$381,067	$400,014	$404,496
9.75% senior secured notes	$250,000	$246,563	$—	$—	$—	$—

Fair Value Estimates Used in Impairment Analyses

With input from retail store operations, the company accounting and finance personnel that organizationally report to the chief financial officer assess the performance of retail stores quarterly against historical patterns and projections of future profitability for evidence of possible asset impairment. For the retail business, these projections are based on management’s estimates of store-level sales, gross margins, direct expenses, exercise of future lease renewal options and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. Changes in sales and operating income assumptions can significantly impact the estimated future cash flows. If the anticipated cash flows of a store cannot support the carrying value of its assets, the assets are impaired and written down to estimated fair value using Level 3 inputs.

The North American Retail Division recognized non-cash long-lived asset impairment charges of approximately $24 million and $18 million, in the second and first quarters of 2012, respectively. The second quarter 2012 impairment charge relates to 74 stores, 23 of which had some level of impairment recognized in the first quarter of 2012. Of the 74 stores, 17 were reduced to estimated fair value of $3 million based on a discounted cash flow analysis, discounted at 13%; the remaining 57 stores were reduced to estimated salvage value of approximately $3 million. The first quarter 2012 impairment charge related to 56 stores, with 27 reduced to estimated fair value of approximately $7 million based on a discounted cash flow analysis, discounted at 11%, and 29 reduced to estimated salvage value of operating assets of $2 million. The second quarter impairment primarily relates to locations with sales declines of 5% or more, and to a lesser extent, some stores with gross margins below projections. The model currently includes another year of projected sales declines followed by 1% to 1.5% sales growth in subsequent years.

The company will continue to evaluate initiatives to improve performance and lower operating costs, including further developing its smaller store formats. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or if the company commits to a more aggressive store downsizing strategy, including allocating capital to modify store formats, additional impairment charges, possibly even more significant in amount than have occurred to date, may result. However, at the end of the second quarter 2012, the impairment analysis reflects the company’s best estimate of future performance, including the intended future use of the company’s retail store assets.

Unobservable inputs applied to the stores that were partially impaired include average sales growth rates over the estimated remaining life of the lease, including one renewal period, where applicable, of 2.1% for stores less than 5 years old and 0.4% for stores 5 years and older. A 100 basis point decrease in sales used in these estimates would have increased impairment by approximately $6 million. Independent of the sensitivity on sales assumptions, a 50 basis point decrease in gross margin would have increased the impairment by approximately $11 million. The interrelationship of having both of those inputs change as indicated would have resulted in impairment approximately $1 million less than the sum of the two individual inputs.

Fair Value Estimates Used for Paid-in-Kind Dividends

The company’s board of directors can elect to pay quarterly dividends on its preferred stock in cash or in-kind. Paid-in-kind dividends are measured at fair value, using Level 3 inputs. The company uses a Monte Carlo simulation that captures the call, conversion, and interest rate reset features as well the optionality of paying the dividend in-kind or in cash. The board of directors and company’s management consider then-current and estimated future liquidity factors in making that quarterly decision. For the second quarter of 2012 valuation, the simulation was based on a beginning stock price of $2.16, stock price volatility of 64.9%, a risk free rate of 2.8%, and a credit spread of 13.6%. The calculation resulted in a fair value estimate of approximately $6.9 million for the second quarter of 2012. A stock price volatility of 55% or 75% would have increased the estimate by $0.9 million or decreased the estimate by $0.7 million, respectively. Using a beginning of period stock price of $1.50 or $3.00 would have decreased the estimate by $1.1 million or increased the estimate by $1.0 million, respectively. Assuming that all future dividends would be paid in cash would have increased the estimate by $1.5 million. Assuming all future dividends would be paid-in-kind would have had no significant impact on the estimate.

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

We also are exposed to the risk of changing fuel prices from inbound and outbound transportation arrangements. The structure of many of these transportation arrangements, however, precludes applying hedge accounting. In those circumstances, we may enter into derivative transactions to offset the risk of commodity price changes, and the value of the derivative contract is marked to market at each reporting period with changes recognized in earnings. To the extent fuel arrangements qualify for hedge accounting, gains and losses are deferred in OCI until such time as the hedged item impacts earnings. At the end of the second quarter of 2012, the company had a series of monthly option contracts for approximately 4.7 million gallons of fuel through January 2013 that may or may not be executed. These contracts are not designated as hedging instruments.

Interest rate changes on our obligations may result from external market factors, as well as changes in our credit rating or availability on our asset based credit facility. We manage our exposure to interest rate risks at the corporate level. Interest rate sensitive assets and liabilities are monitored and assessed for market risk. Currently, no interest rate related derivative arrangements are in place. OCI includes the deferred gain from a hedge contract terminated in a prior period, net of the portion that was recognized as a component of the loss on extinguishment of debt during the quarter ended March 31, 2012. This deferral is being amortized to interest expense through August 2013.

Financial instruments authorized under the company’s established risk management policy include spot trades, swaps, options, caps, collars, forwards and futures. Use of derivative financial instruments for speculative purposes is expressly prohibited.

The following tables provide information on our hedging and derivative positions and activity.

Fair value of derivative instruments

(In thousands)	Balance sheet location	June 30, 2012	December 31, 2011	June 25, 2011

Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$16	$284	$95
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$248	$57	$116
Foreign exchange contracts	Other current liabilities	101	92	502
Commodity contracts – fuel	Other current assets	—	—	1,516
Commodity contracts – fuel	Other current liabilities	661	251	—

Total derivative assets		$264	$341	$1,727

Total derivative liabilities		$762	$343	$502

Derivatives not designated as hedging instruments	Location of gain/(loss) recognized in earnings	Amount of gain/(loss) recognized in earnings
(In thousands)		Second Quarter		First Half
		2012	2011	2012	2011
Foreign exchange contracts	Miscellaneous expense, net	$(2,207)	$(674)	$(1,163)	$(2,507)
Commodity contracts – fuel	Cost of goods sold and occupancy costs & Store and warehouse operating and selling expenses*	(1,451)	(1,467)	(410)	2,996

Total		$(3,658)	$(2,141)	$(1,573)	$489

Derivatives designated as cash flow hedges:	Amount of gain/(loss) recognized in OCI		Location of gain/(loss) reclassified from OCI into earnings	Amount of gain/ (loss) reclassified from OCI into earnings
(In thousands)	Second Quarter 2012	First Half 2012		Second Quarter 2012	First Half 2012
Foreign exchange contracts	$14	$(381)	Cost of goods sold and occupancy costs	$(165)	$134

Total	$14	$(381)		$(165)	$134

Derivatives designated as cash flow hedges:	Amount of gain/(loss) recognized in OCI		Location of gain/(loss) reclassified from OCI into earnings	Amount of gain/(loss) reclassified from OCI into earnings
(In thousands)	Second Quarter 2011	First Half 2011		Second Quarter 2011	First Half 2011
Foreign exchange contracts	$40	$765	Cost of goods sold and occupancy costs	$588	$355

Total	$40	$765		$588	$355

*	Approximately 60% of the amounts for 2012 and 2011 are reflected in cost of goods sold and occupancy costs. The remaining 40% of the amounts are reflected in store and warehouse operating and selling expenses.

The existing hedge contracts are highly effective and the ineffective portion is considered immaterial. As of June 30, 2012, the foreign exchange contracts extend through July 2012. Losses currently deferred in OCI are expected to be recognized in earnings within the next twelve months. There were no hedging arrangements requiring collateral. However, we may be required to provide collateral on certain arrangements in the future. The fair values of our foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current exchange rates. The values are based on market-based inputs or unobservable inputs that are corroborated by market data.

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

The following tables provide summarized unaudited information from the balance sheets and statements of income for Office Depot de Mexico:

	June 30,	December 31,	June 25,
(In thousands)	2012	2011	2011

Current assets	$438,335	$ 301,789	$363,294
Non-current assets	313,463	310,228	305,487
Current liabilities	323,093	191,008	256,511
Non-current liabilities	3,243	2,926	3,132

	Second Quarter		First Half
(In thousands)	2012	2011	2012	2011
Sales	$259,931	$271,970	$544,583	$543,809
Gross profit	78,019	79,624	160,523	157,437
Net income	9,778	14,286	26,350	31,695

During the second quarter of 2011, we received a $25 million cash dividend from this joint venture. The dividend is included as an operating activity in the Condensed Consolidated Statements of Cash Flows.

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

On April 6, 2011, a putative class action lawsuit was filed against the company and certain current and former executive officers alleging violations of the Securities Exchange Act of 1934 and seeking damages, fees, costs and equitable relief. The allegations made in this lawsuit primarily relate to the company’s previous financial disclosures and reports regarding the certain tax losses described below. The lawsuit was filed in the United States District Court for the Southern District of Florida captioned as Climo v. Office Depot, Inc, Steve Odland, Michael D. Newman and Neil R. Austrian. The Court granted a request by the Central Laborers’ Pension Fund (“CLPF”) to appoint it as lead plaintiff in the case and the CLPF filed its amended complaint on September 6, 2011. The company filed a motion to dismiss the Complaint in November 2011. On May 24, 2012, the Court granted Office Depot’s motion to dismiss, allowing the plaintiff 20 days to file a second amended complaint, which it did not do. On July 31, 2012, the Court closed the case because of the plaintiff’s failure to file a second amended complaint in a timely manner.

On June 17, 2011, a derivative lawsuit was filed against certain current and former executive officers and the company, generally alleging that the officers breached their fiduciary duties. The allegations in this lawsuit primarily relate to the company’s previous financial disclosures and reports regarding the certain tax losses described below. The derivative lawsuit was filed in the United States District Court for the Southern District of Florida captioned as Long v. Steve Odland, Michael D. Newman and Neil R. Austrian, defendants, and Office Depot, Inc., nominal defendant. The Special Litigation Committee (the “SLC”) appointed by the company’s Board of Directors to review the allegations issued its report on January 9, 2012. As set forth in the report, the SLC determined that the claims alleged in the Complaint should be dismissed. Accordingly, the company filed a motion to dismiss the Complaint on March 26, 2012. On June 11, 2012 plaintiff filed his opposition brief and filed a motion to strike the exhibits submitted by defendant in support of its motion to dismiss. On July 12, 2012, the company filed its reply brief and opposition to the motion to strike.

The allegations made in the above lawsuits primarily relate to the company’s previous financial disclosures and reports regarding certain tax losses. On March 31, 2011, Office Depot announced that the IRS had denied the company’s claim to carry back certain tax losses to prior tax years under economic stimulus-based tax legislation enacted in 2009. As a result, on April 6, 2011, the company restated its financial results to revise the accounting treatment regarding its original tax position. The periods covered by the restatement were the fiscal year ended December 25, 2010 and each of the quarters ended June 26, 2010 and September 25, 2010.

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

Note N – Acquisition

On February 25, 2011, the company acquired all of the shares of Svanströms Gruppen (Frans Svanströms & Co AB), a supplier of office products and services headquartered in Stockholm, Sweden, to complement the company’s existing business in that region. As part of this all-cash transaction, the company recognized approximately $46 million of non-deductible goodwill, primarily attributable to anticipated synergies, $20 million of amortizing intangible assets for customer relationships and proprietary names, as well as net working capital and property and equipment. The amortizing intangible assets had a weighted average life of 6.9 years at the acquisition date. Operations have been included in the International Division results since the date of acquisition. Supplemental pro forma information as if the entities were combined at earlier periods is not provided based on materiality considerations.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our condensed consolidated financial statements and the notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2011 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2012 (the “2011 Form 10-K”).

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

RESULTS OF OPERATIONS

OVERVIEW

A summary of certain factors impacting results for the second quarter of 2012 is provided below and further discussed in the narrative that follows this overview.

•	Sales in the second quarter of 2012 decreased 7% compared to the second quarter of 2011.
•	Sales in the North American Retail Division decreased 8%; comparable store sales decreased 4%.
•	Sales in the North American Business Solutions Division decreased 1%.
•	International Division sales decreased 13% in U.S. dollars, and decreased 6% in constant currencies.
•	Total company gross profit margin increased approximately 40 basis points comparing the second quarter of 2012 to the same period of the prior year, with increases in all three Divisions.
•

The North American Retail Division recognized non-cash asset impairment charges of $24 million in the second quarter of 2012 and $42 million for the first half of 2012, compared to approximately $1 million in the first half of 2011. The 2012 impairment charges reflect greater than anticipated sales declines in certain of the Division’s lower-performing stores.

•

The effective tax rate for the second quarter of 2012 includes approximately $16 million of discrete benefits from approval to carryback a tax method change to 2009. Recovery of this receivable is not anticipated prior to settlement of open matters relating to that tax year.

•	Loss per share was $0.23 for the second quarter of 2012 compared to loss per share of $0.11 for the same period in 2011.

DIVISION RESULTS

North American Retail Division

	Second Quarter		First Half
(Dollars in millions)	2012	2011	2012	2011
Sales	$993.9	$1,080.1	$2,213.4	$2,400.7
% change	(8)%	(2)%	(8)%	(2)%

Division operating profit (loss)	$(21.6)	$3.0	$22.8	$61.0
% of sales	(2.2)%	0.3%	1.0%	2.5%

Second quarter sales in the North American Retail Division were approximately $994 million, a decrease of 8% compared to the second quarter of 2011. The decline in total sales reflects a decrease of approximately 200 basis points related to the closing of stores in Canada last year and additional closures in the U.S. since the second quarter of 2011, and another 200 basis points from the calendar shift impacts in 2012 because 2011 was a 53 week fiscal period. Comparable store sales in the 1,094 stores that have been open for more than one year, and aligned to match the same selling weeks, decreased 4% for the second quarter of 2012, a sequential improvement from the 6% decline in the first quarter of 2012. The decline in comparable sales of computers and related products largely explains the Division’s overall comparable sales decline for the second quarter and first half of this year. Customers switching from laptop computers to tablets contributed to lower sales but improved product margins. Sales in our Copy and Print Depot and office furniture and seating increased. Sales in the supplies category were flat, while sales of ink and toner increased slightly. Average order value was slightly negative in the second quarter and customer transaction counts declined approximately 3% compared to the same period last year. Total sales for the first half of 2012 decreased 8% also reflecting store closures and the net impact of the calendar shift; comparable store sales declined 5%, aligned to match the same selling weeks.

The North American Retail Division reported an operating loss of approximately $22 million in the second quarter of 2012, compared to operating profit of approximately $3 million in the same period of 2011.

The Division recognized non-cash asset impairment charges of approximately $24 million and $18 million in the second and first quarters of 2012, respectively. These charges followed impairment charges of $6 million and $4 million in the fourth and third quarters of 2011, respectively, and an additional $1 million recognized in the first half of 2011. During these periods, total Division comparable store sales declined 4%, 6%, 5%, 2% and 1%, respectively. At the same time of these sales declines, Division gross profit margins increased each quarter compared to the same period of the prior year. These two factors moving in opposite directions have impacted our impairment analyses.

The impairment analysis begins with a rolling twelve-month base of actual store-level cash flow data which is then projected over the remaining individual facility lease horizon, taking into account known, planned, and forecasted activities, changes and factors. The second quarter 2012 impairment charge relates to 74 stores, 23 of which had some level of impairment recognized in the first quarter of 2012. The second quarter impairment primarily relates to locations with sales declines of 5% or more, and to a lesser extent, some stores with gross margins below projections. The impairment analysis model currently includes another year of projected sales decline followed by 1% to 1.5% sales growth in subsequent years.

The company is currently formulating a new retail store strategy that will address a store portfolio designed to better satisfy anticipated consumer shopping trends. The strategy development will entail reviewing each store location and store size to assess the customer demands in that location. The company has almost 500 locations that will reach the end of their base lease period in the next three years and another 250 locations in the following two years. We will consider a number of alternatives and potential activities including, but not limited to, whether over this period individual stores should be retained in their current format and location, downsized to one of the smaller store formats, relocated within the same market or be closed at the end of the lease term. The company currently has 11 locations in its newer smaller store formats of approximately 6,000 to 8,000 square feet and others of approximately 15,000 square feet. These stores compare to the current Division average of approximately 23,500 square feet. The smaller store formats have generally shown to be effective in certain markets. In addition to meeting customer needs as evidenced by sales volumes, they require less working capital and have lower rent and operating expenses. However, it is uncertain whether the performance-to-date in the existing locations can be repeated in all markets and, downsizing and relocating stores requires significant incremental capital investment. To the extent that forward-looking sales and operating assumptions in the current portfolio are not achieved and are subsequently reduced, or if the company commits to a more aggressive store downsizing strategy, including allocating capital to modify store formats and not renewing existing lease options, additional impairment charges, possibly even more significant in amount than have been recognized to date, may result. However, at the end of the second quarter 2012, the impairment analysis reflects the company’s best estimate of future performance, including the intended future use of the company’s retail store assets.

Division operating profit for the second quarter of 2011 included charges of approximately $12 million related to the closure of 10 stores in Canada. The charges relate to accrued lease costs as well as severance and other closure costs.

Excluding the impairment charge in 2012 and store closure charges in 2011, Division operating profit for the second quarter was $2 million and $15 million, respectively. This decline primarily reflects the negative flow through effect of lower sales, promotional activity, the clearance of inventory in advance of receiving new products, and the absence in 2012 of benefits recognized in 2011 from removing recourse provisions in our private label credit card program. These factors were partially offset by gross margin improvement of approximately 80 basis points, lower payroll and general and administrative expenses. The change in year-to-date operating income of 2012 compared to 2011 reflects the impairment charges in 2012 and store closure costs in 2011, as well as the negative flow through effect of lower sales and the 2011 private label credit card benefit partially offset by lower property and payroll costs and the mix of sales away from lower-margin technology.

At the end of the second quarter of 2012, the North American Retail Division operated 1,117 stores in the U.S. and Puerto Rico. During the second quarter of 2012, we closed six stores.

North American Business Solutions Division

	Second Quarter		First Half
(Dollars in millions)	2012	2011	2012	2011

Sales	$796.4	$803.3	$1,624.1	$1,609.6
% change	(1)%	(2)%	1%	(3)%

Division operating profit	$40.5	$45.0	$83.0	$61.2
% of sales	5.1%	5.6%	5.1%	3.8%

Second quarter sales in the North American Business Solutions Division were approximately $796 million, a 1% decrease compared to the second quarter of 2011. Sales in the direct channel were essentially flat, compared to the same period in 2011. Sales in the contract channel decreased 1%, but were essentially flat after considering a customer incentive change that positively impacted results last year. Contract channel sales to large accounts increased; while, sales to public sector customers declined in both the second quarter and year-to-date period, reflecting their continued budgetary pressures. Sales to small- to medium-sized business customers increased slightly in the second quarter. By category, sales increased in furniture, Copy and Print Depot, printers, promotional products and the cleaning and break supplies, while total sales of office supplies were relatively flat compared to the second quarter of the prior year. Sales in the first half of 2012 increased 1% compared to the same period in the prior year and the factors discussed for the second quarter are largely the same factors impacting the first half of 2012 compared to 2011.

The North American Business Solutions Division reported operating profit of approximately $40 million in the second quarter of 2012 compared to $45 million in the second quarter of 2011. The unfavorable comparison to the prior year is impacted by approximately $10 million of benefits in 2011 that were identified as not likely to recur. Those benefits resulted from removing recourse provisions from the Office Depot private label credit card program and the adjustments to customer incentive programs mentioned above. After considering that comparative impact, operating profit in 2012 benefited from approximately 60 basis points of higher gross margin and lower supply chain costs, partially offset by higher payroll costs to support the sales organization and a legal accrual. Division operating profit for the first half of 2012 increased $22 million compared to the same period in 2011. In addition to the factors discussed that impacted the second quarter comparison, the Division first half results benefited from higher gross margins in the first quarter of 2012 from better pricing management and the mix of products sold.

International Division

	Second Quarter		First Half
(Dollars in millions)	2012	2011	2012	2011

Sales	$716.9	$826.7	$1,542.4	$1,672.8
% change	(13)%	6%	(8)%	—%
% change in constant currency	(6)%	(5)%	(3)%	(5)%

Division operating profit	$9.7	$13.1	$24.9	$40.4
% of sales	1.4%	1.6%	1.6%	2.4%

The International Division reported second quarter 2012 sales of approximately $717 million, reflecting a decrease of 13% in U.S. dollars and a decrease of 6% in constant currencies compared to the second quarter of 2011. The second quarter of 2012 included fewer working days compared to the same period last year which contributed to the decline in sales in constant currencies. The European contract channel sales in constant currency decreased 2% overall with growth in the U.K. and Germany offset by lower sales in other countries. Contract channel sales in Asia increased versus the prior year. Second quarter and first half 2012 sales in the direct channel were lower across the Division. This negative trend in direct sales continues to be an area of focus for the company with additional resources allocated to efforts to acquire and retain customers. The retail channel sales decreased in Europe and increased in Asia compared to the second quarter of 2011. Sales for the first half of 2012 decreased 8% in U.S. dollars and 3% in constant currencies. Sales in the contract channel increased, while sales in the direct channel continue to reflect the downward trend.

The International Division operating profit for the second quarter of 2012 was approximately $10 million, compared to $13 million in the same period of 2011. Included in these measures of Division operating profit are approximately $3 million of charges in 2012 and $6 million in the same period in 2011, primarily related to severance costs for restructuring activities in several European locations. These activities are intended to consolidate and streamline future operations. After considering the charges in both periods, the decrease in Division operating profit reflects the negative flow-through impact of lower sales, partially offset by reduced operating costs resulting from prior functional staff consolidation and restructuring activity.

Division operating profit for the first half of 2012 and 2011 includes restructuring-related charges and closed facility accrual adjustments of approximately $22 million and $12 million, respectively. After considering these charges, the decline in operating profit reflects the negative flow-through effect of lower sales, partially offset by operational efficiencies.

CORPORATE AND OTHER

Recovery of Purchase Price

The sale and purchase agreement (“SPA”) associated with a 2003 European acquisition included a provision whereby the seller was required to pay an amount to the company if a specified acquired pension plan was calculated to be underfunded based on 2008 plan data. The amount calculated by the plan’s actuary was disputed by the seller but upheld by an independent arbitrator. The seller continued to dispute the award until both parties reached a settlement agreement in January 2012 and the seller paid approximately GBP 37.7 million to the company, including GBP 5.5 million placed in escrow in 2011. Under the terms of the SPA, and in agreement with the pension plan trustees, the company contributed the cash received, net of certain fees, to the pension plan. This contribution caused the plan to go from a net liability position at the end of 2011 to a net asset position of approximately $9.0 million at June 30, 2012. Because the goodwill associated with this transaction was fully impaired in 2008, this recovery is recognized in the 2012 statement of operations. Also, consistent with the presentation in 2008, this recovery is reported at the corporate level and not included in the determination of International Division operating profit.

The $68.3 million Recovery of purchase price includes recognition of the cash received from the seller, certain fees incurred and reimbursed, as well as the release of an accrued liability as the settlement agreement releases any and all claims under the SPA. An additional expense of approximately $5.2 million related to this arrangement is included in General and administrative expenses, resulting in a net increase in operating profit for the first half of 2012 of $63.1 million. The transaction is treated as a non-taxable return of purchase price for tax purposes.

The cash payment from the seller was received by a subsidiary of the company with the Euro as its functional currency and the pension plan funding was made by a subsidiary with Pound Sterling as its functional currency, resulting in certain translation differences between amounts reflected in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the first half of 2012. The receipt of cash from the seller is presented as a source of cash in investing activities. The contribution of cash to the pension plan is presented as a use of cash in operating activities. See Note C of the Notes to Condensed Consolidated Financial Statements.

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

Total G&A increased from $164 million in the second quarter of 2011 to $167 million in the second quarter of 2012. A breakdown of total G&A between the portion included in Division results and the portion considered corporate expenses is provided in the following table:

	Second Quarter		First Half
(In millions)	2012	2011	2012	2011

Division G&A	$82.4	$90.0	$168.7	$176.8
Corporate G&A	84.9	73.5	176.5	152.5

Total G&A	$167.3	$163.5	$345.2	$329.3

Total G&A includes charges related to restructuring activities and actions to improve future operating performance of approximately $7 million and $23 million in the second quarter and first half of 2012, respectively. Similar charges of $6 million and $12 million were recognized during the second quarter and the first half of 2011. Of these amounts, approximately $5 million and $14 million for the second quarter and first half of 2012, respectively, and approximately $2 and $5 million for the second quarter and first half of 2011, respectively were included in Corporate G&A; the remainder was included in determination of Division operating profit discussed above. After considering the charges, the comparative increase in Corporate G&A primarily relates to additional project costs and personnel intended to improve performance in future periods partially offset by a reduction in accrued variable pay.

Corporate expenses included in store and warehouse operating and selling expenses for the second quarter and first half of 2012 were approximately $2 million and $3 million, respectively, compared to approximately $3 million and $7 million in the same periods last year. The activity primarily relates to accretion, adjustments and settlements of lease obligations from facilities closed in prior years following our strategic review. The lease accretion is expected to total $4 million for the remainder of 2012, but net corporate amounts may be impacted by gains, losses and adjustments related to the closed properties and leases that cannot be reasonably estimated at this time.

Other Income (Expense)

The decrease in interest expense for the second quarter and first half of 2012 compared to the same periods of 2011 reflects lower deferred debt issue costs following the expensing of approximately $3 million in 2011 following a change in the lending group for our Amended and Restated Credit Agreement (the “Amended Credit Agreement”). The decrease in the first half of 2012 also results from lower interest accruals on uncertain tax positions following settlements recognized in 2011. The decrease in the second quarter and first half of 2012 are partially offset by higher interest rates resulting from the new debt issued in the first quarter of 2012, as discussed below.

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

Miscellaneous income, net for all periods presented is primarily attributable to earnings from our joint venture in Mexico, Office Depot de Mexico. The company accounts for this joint venture on the equity method and summarized financial information is included in Note L of the Notes to the Condensed Consolidated Financial Statements. Joint venture sales for the second quarter of 2012 decreased 4% in U.S. dollars but increased 11% in constant currency. Joint venture sales for the first half of 2012 were flat in U.S. dollars but increased 12% in constant currencies. The joint venture added two stores during the second quarter and 11 stores in Mexico, Central America, and Colombia in the first half of 2012 for a total of 252 stores and distribution facilities. Second quarter 2012 net income was approximately $10 million with 50% of that amount included in our Miscellaneous income, net. Reported earnings in U.S. dollars for the second quarter of 2012 reflect negative foreign currency translation impacts as well as additional costs incurred associated with store expansion. Our 50% of joint venture earnings for the first half of 2012 was approximately $13 million compared to approximately $16 million in the same period of 2011. In addition to results from Office Depot de Mexico, and results from another equity method investment, Miscellaneous income, net includes gains and losses on our deferred compensation plan and foreign currency transactions.

Income Taxes

The effective tax rate for the second quarter and first half of 2012 was 20% and 28%, respectively, compared to 27% and -32%, respectively, for the same periods of 2011. The second quarter 2012 rate includes a $16 million accrued benefit based on a ruling from the U.S. Internal Revenue Service (“IRS”) allowing the company to carryback certain accounting method changes to the 2009 tax year. Receipt of cash related to this ruling is not expected prior to resolution of the previously-disclosed dispute with the IRS relating to a foreign royalty assessment as discussed below. The year-to-date effective tax rate includes this benefit and is also impacted by the Recovery of purchase price that is treated as a purchase price adjustment for tax purposes. As discussed in Note C of the Notes to the Condensed Consolidated Financial Statements, this recovery would have been a reduction of related goodwill for financial reporting purposes, but the related goodwill was impaired in 2008.

Additionally, the loss on extinguishment of debt in the United States during the quarter ended March 31, 2012 did not generate a financial statement tax benefit because of existing valuation allowances. Similarly, operating losses in other jurisdictions with valuation allowances do not result in deferred tax benefits being recognized in the Condensed Consolidated Statements of Operations. Accordingly, tax expense recognized in jurisdictions with positive earnings, and no tax benefit on certain jurisdictions with losses, can cause the effective rate to be different from blended statutory rates and, in the case of the first half of 2011, to result in tax expense in periods of pre-tax losses. This interim accounting is likely to result in significant variability of the effective tax rate throughout the course of the year. Changes in income projections and the mix of income across jurisdictions could impact the effective tax rate each quarter.

We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years before 2009. Our U.S. federal filings for 2009, 2010 and 2011 are under routine examination, and it is reasonably possible that audits for some of these periods will be closed prior to the end of 2012. Significant international tax jurisdictions include the UK, the Netherlands, France and Germany. Generally, we are subject to routine examination for years 2006 and forward in these jurisdictions. It is reasonably possible that certain of these audits will close within the next 12 months, which could result in a decrease of as much as $2.1 million or an increase of as much as $1.0 million to our accrued uncertain tax positions. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits, however, an estimate of such changes cannot reasonably be made.

As part of the ongoing 2009 and 2010 audits, the IRS has proposed a deemed royalty assessment from our foreign operations with a tax and penalty amount of approximately $126 million. The company disagrees with this assessment and, based on the technical merits of this issue, believes that no accrual is required at this time. The company is working with its outside tax advisors and the IRS to resolve this dispute in a timely manner. To the extent the IRS prevails on this issue, the income statement impact may be lowered because of available net operating losses and other deferred tax assets.

New Accounting Pronouncements

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, we had approximately $423 million in cash and equivalents and another $729 million available under the Amended Credit Agreement based on the June borrowing base certificate, for a total liquidity of approximately $1.2 billion. Additionally, the company has approximately $50 million available under an accounts receivable factoring agreement in Europe that is available but has not been used. We currently believe that available funds and cash flows generated from operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.

At June 30, 2012, no amounts were drawn under the Amended Credit Agreement. There were no amounts outstanding during the second quarter of 2012 at any month end. There were letters of credit outstanding under the Amended Credit Agreement at the end of the quarter totaling approximately $110 million. An additional $0.2 million of letters of credit were outstanding under separate agreements. Average borrowings under the Amended Credit Agreement in the second quarter of 2012 were approximately $2 million at an average interest rate of 2.6%. The maximum monthly average in the second quarter of 2012 occurred in April at approximately $4 million.

We also had short-term borrowings of $14 million at June 30, 2012 under various local currency credit facilities for our international subsidiaries that had an effective interest rate at the end of the second quarter of approximately 1.8%. The maximum month end amount and maximum monthly average amount occurred in April at approximately $15 million. The majority of these short-term borrowings represent outstanding balances on uncommitted lines of credit, which do not contain financial covenants.

The $150 million of 6.25% senior notes due August 2013 becomes a current liability in the third quarter of 2012.

The company was in compliance with all applicable financial covenants at June 30, 2012.

Dividends on the company’s redeemable preferred stock are payable quarterly, and will be paid in-kind or in cash, only to the extent that the company has funds legally available for such payment and a cash dividend is declared by the company’s board of directors. Dividends during 2012 have been paid in-kind. The company anticipates paying dividends in-kind for the remainder of 2012.

During the first half of 2012, cash used by operating activities was approximately $132 million, compared to a use of approximately $148 million during the same period last year. During the 2012 period, the company recognized a credit in earnings as the recovery from a business combination. The cash portion of this recovery is reclassified out of earnings and reflected as a source of cash in investing activities. That cash was required by the original purchase agreement to be contributed to the acquired pension plan. That pension funding of $58 million during the first quarter of 2012 is presented as a use of cash in operating activities. Additionally, the company recorded non-cash fixed asset impairment charges in the North America Retail Division of approximately $42 million, as discussed above.

Changes in net working capital and other components for the first half of 2012 resulted in a $197 million use of cash compared to a $257 million use in the same period last year. This lesser use of cash in 2012 reflects a lower decrease in accounts payable and accrued expenses, partially offset by a lower decrease in accounts receivable, lower decrease in prepaid assets and other assets and a $25 million dividend received from our joint venture in Mexico, Office Depot de Mexico, in the second quarter of 2011. No dividends were received in 2012. Working capital is influenced by a number of factors including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, see Note A of the Notes to Condensed Consolidated Financial Statements.

Cash provided by investing activities was approximately $17 million in the first half of 2012, compared to a use of cash of approximately $79 million in the same period last year. The source of cash for the 2012 period reflects the Recovery of purchase price of $50 million discussed above, release of restricted cash associated with the same business combination of $9 million, and proceeds from assets sold of $21 million. Capital expenditures were $62 million in the first half of 2012. Cash used by investing activities in the first half of 2011 of $79 million reflects capital expenditures of approximately $60 million and approximately $73 million to complete the acquisition of an entity in Sweden, partially offset by the release of restricted cash related to the Sweden acquisition that was held in escrow at December 25, 2010. During the first half of 2011, we received approximately $7 million of proceeds from the disposition of assets.

Cash used in financing activities was approximately $32 million for the first half of 2012, compared to a use of cash of $39 million in the same period last year. During the first half of 2012 the company completed the early settlement of its previously announced cash tender offer to purchase up to $250 million aggregate principal amount of its outstanding 6.25% senior notes due 2013. The company also issued $250 million aggregate principal amount of 9.75% senior secured notes due March 15, 2019. The tender activity resulted in a $13 million cash loss on extinguishment of debt. Additionally, new issuance costs and costs related to the Amended Credit Agreement totaled $8 million. Net payments on other long and short-term borrowings for the period amounted to $11 million. The dividends on preferred stock were paid in kind during the first half of 2012. The use of cash from financing activities during the first half of 2011 of $39 million resulted primarily from payment of approximately $18 million cash dividends on our preferred stock, net payments of approximately $9 million on short-term and long-term borrowings as well as an additional $10 million in fees related to the Amended Credit Agreement.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2011 Form 10-K in Note A of the Notes to the Consolidated Financial Statements and the Critical Accounting Policies section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risks

At June 30, 2012, there had not been a material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2011 Form 10-K.

Foreign Exchange Rate Risks

At June 30, 2012, there had not been a material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2011 Form 10-K.

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

Based on management’s evaluation, as of June 30, 2012, the company’s CEO and CFO concluded that the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the company in reports that the company files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

On April 6, 2011, a putative class action lawsuit was filed against the company and certain current and former executive officers alleging violations of the Securities Exchange Act of 1934 and seeking damages, fees, costs and equitable relief. The allegations made in this lawsuit primarily relate to the company’s previous financial disclosures and reports regarding the certain tax losses described below. The lawsuit was filed in the United States District Court for the Southern District of Florida captioned as Climo v. Office Depot, Inc, Steve Odland, Michael D. Newman and Neil R. Austrian. The Court granted a request by the Central Laborers’ Pension Fund (“CLPF”) to appoint it as lead plaintiff in the case and the CLPF filed its amended complaint on September 6, 2011. The company filed a motion to dismiss the Complaint in November 2011. On May 24, 2012, the Court granted Office Depot’s motion to dismiss, allowing the plaintiff 20 days to file a second amended complaint, which it did not do. On July 31, 2012, the Court closed the case because of the plaintiff’s failure to file a second amended complaint in a timely manner.

On June 17, 2011, a derivative lawsuit was filed against certain current and former executive officers and the company, generally alleging that the officers breached their fiduciary duties. The allegations in this lawsuit primarily relate to the company’s previous financial disclosures and reports regarding the certain tax losses described below. The derivative lawsuit was filed in the United States District Court for the Southern District of Florida captioned as Long v. Steve Odland, Michael D. Newman and Neil R. Austrian, defendants, and Office Depot, Inc., nominal defendant. The Special Litigation Committee (the “SLC”) appointed by the company’s Board of Directors to review the allegations issued its report on January 9, 2012. As set forth in the report, the SLC determined that the claims alleged in the Complaint should be dismissed. Accordingly, the company filed a motion to dismiss the Complaint on March 26, 2012. On June 11, 2012 plaintiff filed his opposition brief and filed a motion to strike the exhibits submitted by defendant in support of its motion to dismiss. On July 12, 2012, the company filed its reply brief and opposition to the motion to strike.

The allegations made in the above lawsuits primarily relate to the company’s previous financial disclosures and reports regarding certain tax losses. On March 31, 2011, Office Depot announced that the IRS had denied the company’s claim to carry back certain tax losses to prior tax years under economic stimulus-based tax legislation enacted in 2009. As a result, on April 6, 2011, the company restated its financial results to revise the accounting treatment regarding its original tax position. The periods covered by the restatement are the fiscal year ended December 25, 2010 and each of the quarters ended June 26, 2010 and September 25, 2010.

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

Item 1A. Risk Factors.

Except for the additional risk factors set forth below, there have been no material changes in our risk factors from those previously disclosed in our 2011 Form 10-K.

We have incurred significant impairment charges and we continue to incur significant impairment charges.

During the first and second quarters of 2012, we recognized non-cash asset impairment charges in our North America Retail Division of approximately $18 million and $24 million, respectively. These charges reflect greater than anticipated downturns in sales at certain lower performing stores. We recognized store asset impairment charges in the North American Retail Division of $11 million during 2011. The company assesses past performance and makes estimates and projections of future performance quarterly at an individual store level. Reduced sales, our shift in strategy to be less promotional, as well as competitive factors and changes in consumer spending habits resulted in a downward adjustment of anticipated future cash flows for the individual stores that resulted in the impairment. We foresee challenges in the market and economy that could adversely impact our operations. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or if the company commits to a more aggressive store downsizing strategy, including allocating capital to modify store formats, additional impairment charges, possibly even more significant in amounts than have been recognized to date, may result. Additionally, the company has approximately $62 million of goodwill at June 30, 2012, with $42 million in the International Division. We measure goodwill for impairment annually or earlier if indicators of possible impairment are identified. Changes in the numerous variables associated with the judgments, assumptions and estimates made by the company in assessing the appropriate valuation of our goodwill, including changes resulting from macroeconomic challenges in International markets, could in the future require us to reduce our goodwill and record related non-cash impairment charges. If we were required to further impair our store assets or our goodwill, it could have a material adverse effect on our business and results of operations.

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

Item 6. Exhibits.

Exhibits

10.1	Form of 2012 Restricted Stock Award Agreement between Office Depot, Inc. and Neil R. Austrian dated May 7, 2012.
10.2	Form of 2012 Restricted Stock Unit and Performance Cash Award Agreement between Office Depot, Inc. and Neil R. Austrian dated May 7, 2012.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2 32	Rule 13a-14(a)/15d-14(a) Certification of CFO Section 1350 Certification
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC. (Registrant)

Date: August 7, 2012	By: /s/ Neil R. Austrian
Neil R. Austrian
Chief Executive Officer and Chairman, Board of Directors
(Principal Executive Officer)

Date: August 7, 2012	By: /s/ Michael D. Newman
Michael D. Newman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2012	By: /s/ Kim Moehler
Kim Moehler
Senior Vice President and Controller
(Principal Accounting Officer)