Form 10-Q
period 2012-09-29
OFFICE DEPOT INC
filed 2012-11-06
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15 (d) of the

        Securities Exchange Act of 1934

For the quarterly period ended    September 29, 2012

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At September 29, 2012 there were 285,230,818 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 29, 2012	December 31, 2011	September 24, 2011
Assets
Current assets:
Cash and cash equivalents	$619,532	$570,681	$452,652
Receivables, net	833,895	862,831	918,580
Inventories, net	1,004,925	1,146,974	1,124,013
Prepaid expenses and other current assets	141,146	163,646	165,620

Total current assets	2,599,498	2,744,132	2,660,865
Property and equipment, net	871,153	1,067,040	1,081,905
Goodwill	63,983	61,899	61,608
Other intangible assets	17,272	35,223	36,752
Deferred income taxes, net	39,923	47,791	37,913
Other assets	358,021	294,899	291,448

Total assets	$3,949,850	$4,250,984	$4,170,491

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$867,249	$993,636	$877,090
Accrued expenses and other current liabilities	960,113	1,010,011	1,039,776
Income taxes payable	7,088	7,389	4,052
Short-term borrowings and current maturities of long-term debt	185,075	36,401	35,253

Total current liabilities	2,019,525	2,047,437	1,956,171
Deferred income taxes and other long-term liabilities	380,852	452,313	464,586
Long-term debt, net of current maturities	486,039	648,313	647,674

Total liabilities	2,886,416	3,148,063	3,068,431

Commitments and contingencies
Redeemable preferred stock, net (liquidation preference – $406,773 in September 2012, $377,729 in December 2011, and $368,516 in September 2011)	386,401	363,636	355,979

Stockholders’ equity:
Office Depot, Inc. stockholders’ equity:
Common stock – authorized 800,000,000 shares of $.01 par value; issued shares – 291,146,086 in September 2012, 286,430,567 in December 2011 and 286,382,961 in September 2011	2,911	2,864	2,864
Additional paid-in capital	1,126,787	1,138,542	1,143,938
Accumulated other comprehensive income	213,892	194,522	216,273
Accumulated deficit	(608,919)	(539,124)	(559,474)
Treasury stock, at cost – 5,915,268 shares in September 2012 and December and September 2011	(57,733)	(57,733)	(57,733)

Total Office Depot, Inc. stockholders’ equity	676,938	739,071	745,868
Noncontrolling interests	95	214	213

Total equity	677,033	739,285	746,081

Total liabilities and equity	$3,949,850	$4,250,984	$4,170,491

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 28, 2012 (the “2011 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Sales	$2,692,933	$2,836,737	$8,072,892	$8,519,838
Cost of goods sold and occupancy costs	1,858,209	1,981,717	5,608,930	5,992,578

Gross profit	834,724	855,020	2,463,962	2,527,260

Store and warehouse operating and selling expenses	636,761	668,093	1,928,308	2,007,973
Recovery of purchase price	—	—	(68,314)	—
Asset impairment	87,998	4,528	129,753	5,197
General and administrative expenses	165,065	163,282	510,272	492,608

Operating profit (loss)	(55,100)	19,117	(36,057)	21,482

Other income (expense):
Interest income	482	317	1,804	1,158
Interest expense	(16,947)	17,306	(49,128)	(19,512)
Loss on extinguishment of debt	—	—	(12,110)	—
Miscellaneous income, net	13,073	5,536	26,019	19,869

Earnings (loss) before income taxes	(58,492)	42,276	(69,472)	22,997

Income tax expense (benefit)	3,433	(58,573)	341	(52,346)

Net earnings (loss)	(61,925)	100,849	(69,813)	75,343

Less: Net loss attributable to the noncontrolling interests	(9)	(23)	(18)	(1)

Net earnings (loss) attributable to Office Depot, Inc.	(61,916)	100,872	(69,795)	75,344

Preferred stock dividends	7,650	9,213	22,765	27,639

Net earnings (loss) available to common stockholders	$(69,566)	$91,659	$(92,560)	$47,705

Net earnings (loss) per share:
Basic	$(0.25)	$0.29	$(0.33)	$0.17
Diluted	$(0.25)	0.28	$(0.33)	0.17

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2011 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Net earnings (loss)	$(61,925)	$100,849	$(69,813)	$75,343
Other comprehensive income (loss), net of tax where applicable:
Foreign currency translation adjustments	19,250	(50,455)	22,502	(7,176)
Amortization of gain on cash flow hedge	(155)	(415)	(2,152)	(1,244)
Change in deferred pension	(35)	(179)	(312)	2
Change in deferred cash flow hedge	12	581	(669)	898

Total other comprehensive income (loss), net of tax, where applicable	19,072	(50,468)	19,369	(7,520)

Comprehensive income (loss)	(42,853)	50,381	(50,444)	67,823
Comprehensive income (loss) attributable to the noncontrolling interests	(5)	(41)	(12)	13

Comprehensive income (loss) attributable to Office Depot, Inc.	$(42,848)	$50,422	$(50,432)	$67,810

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2011 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	39 Weeks Ended
	September 29, 2012	September 24, 2011
Cash flows from operating activities:
Net earnings (loss)	$(69,813)	$75,343
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	151,074	157,761
Charges for losses on inventories and receivables	48,814	42,834
Loss on extinguishment of debt	13,377	—
Recovery of purchase price	(58,049)	—
Pension plan funding	(58,030)	—
Asset impairment	129,753	5,197
Changes in working capital and other	(73,033)	(261,142)

Net cash provided by operating activities	84,093	19,993

Cash flows from investing activities:
Capital expenditures	(88,716)	(89,143)
Acquisition, net of cash acquired	—	(72,667)
Recovery of purchase price	49,841	—
Release of restricted cash	8,570	46,509
Proceeds from assets sold and other	31,373	7,891

Net cash provided by (used in) investing activities	1,068	(107,410)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,379	784
Share transactions under employee related plans	(218)	(695)
Preferred stock dividends	—	(27,639)
Payment for noncontrolling interests	(551)	(1,262)
Loss on extinguishment of debt	(13,377)	—
Debt related fees	(8,012)	(9,945)
Debt retirement	(250,000)	—
Debt issuance	250,000	—
Net payments on other long- and short-term borrowings	(17,881)	(58,583)

Net cash used in financing activities	(38,660)	(97,340)

Effect of exchange rate changes on cash and cash equivalents	2,350	9,931

Net increase (decrease) in cash and cash equivalents	48,851	(174,826)
Cash and cash equivalents at beginning of period	570,681	627,478

Cash and cash equivalents at end of period	$619,532	$452,652

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2011 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Summary of Significant Accounting Policies

Basis of Presentation: Office Depot, Inc., including consolidated subsidiaries (“Office Depot”), is a global supplier of office products and services. Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Fiscal year 2011 was a 53-week year. The Condensed Consolidated Balance Sheet at December 31, 2011 has been derived from audited financial statements at that date. The condensed consolidated interim financial statements as of September 29, 2012 and September 24, 2011, and for the 13-week and 39-week periods ended September 29, 2012 (also referred to as “the third quarter of 2012” and the “year-to-date 2012”) and September 24, 2011 (also referred to as “the third quarter of 2011” and the “year-to-date 2011”) are unaudited. However, in our opinion, these financial statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. Prior period amounts in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flow for 2011 have been reclassified to correspond to the 2012 disclosure of asset impairments. We have included the balance sheet from September 24, 2011 to assist in analyzing our company.

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

Cash Management: Our cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement accounts and cash concentration on a daily basis. Accounts payable and accrued expenses as of September 29, 2012, December 31, 2011 and September 24, 2011 included $40 million, $50 million and $45 million, respectively, of amounts not yet presented for payment drawn in excess of disbursement account book balances, after considering offset provisions. We may borrow to meet working capital and other needs throughout any given quarter, which may result in higher levels of borrowings and invested cash within the period. At the end of the quarter, excess cash may be used to minimize borrowings outstanding at the balance sheet date. Approximately $149 million of cash and cash equivalents was held outside the U.S. at September 29, 2012.

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

On March 14, 2012, the company issued $250 million aggregate principal amount of its 9.75% senior secured notes due March 15, 2019 (the “Notes”) with interest payable in cash semiannually in arrears on March 15 and September 15 of each year. The Notes are fully and unconditionally guaranteed on a senior secured basis by each of the company’s existing and future domestic subsidiaries that guarantee the Amended Credit Agreement. The Notes are secured on a first-priority basis by a lien on substantially all of the company’s domestic subsidiaries’ present and future assets, other than assets that secure the Amended Credit Agreement and certain of their present and future equity interests in foreign subsidiaries. The Notes are secured on a second-priority basis by a lien on the company and its domestic subsidiaries’ assets that secure the Amended Credit Agreement. The Notes were issued pursuant to an indenture, dated as of March 14, 2012, among the company, the domestic subsidiaries named therein and U.S. Bank National Association, as trustee (the “Indenture”). Approximately $7 million of debt issuance costs were capitalized associated with these Notes and will be amortized through 2019.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

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

The Notes may be redeemed by the company, in whole or in part, at any time prior to March 15, 2016 at a price equal to 100% of the principal amount plus a make-whole premium as of the redemption date and accrued and unpaid interest. Thereafter, the Notes carry optional redemption features whereby the company has the option to redeem the Notes prior to maturity at par plus a premium beginning at 104.875% at March 15, 2016 and declining ratably to par at March 15, 2018 and thereafter, plus accrued and unpaid interest. Should the company sell its ownership in Office Depot de Mexico, S.A., it would be required to offer to repurchase an aggregate amount of Notes at least equal to 60% of the net proceeds from such sale at 100% of par plus accrued and unpaid interest.

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

On March 15, 2012, the company repurchased $250 million aggregate principal amount of its outstanding 6.25% senior notes under its previously announced cash tender offer. The total consideration for each $1,000.00 note surrendered was $1,050.00. Additionally, tender fees and a proportionate amount of deferred debt issue costs and a deferred cash flow hedge gain were included in the measurement of the $12.1 million extinguishment costs reported in the Condensed Consolidated Statements of Operations for the year-to-date 2012. The cash amounts of the premium paid and tender fees are reflected as financing activities in the Condensed Consolidated Statements of Cash Flows. Accrued interest was paid through the extinguishment date.

The remaining $150 million outstanding 6.25% senior notes is due in August 2013 and is classified as a current liability in the Condensed Consolidated Balance Sheet as of September 29, 2012.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Note C – Recovery of Purchase Price from Previous Acquisition

The sale and purchase agreement (“SPA”) associated with a 2003 European acquisition included a provision whereby the seller was required to pay an amount to the company if a specified acquired pension plan was determined to be underfunded based on 2008 plan data. The unfunded obligation amount calculated by the plan’s actuary based on that data was disputed by the seller. In accordance with the SPA, the parties entered into arbitration to resolve this matter and, in March 2011, the arbitrator found in favor of the company. The seller pursued an annulment of the award in French court. In November 2011, the seller paid GBP 5.5 million ($8.8 million, measured at then-current exchange rates) to the company to allow for future monthly payments to the pension plan, pending a court ruling on their cancellation request. That money was placed in an escrow account with the pension plan acting as trustee. On January 6, 2012, the company and the seller entered into a settlement agreement that settled all claims by either party for this and any other matter under the original SPA. The seller paid an additional GBP 32.2 million (approximately $50 million, measured at then-current exchange rates) to the company in February 2012. Following this cash receipt in February 2012, the company contributed the GBP 37.7 million (approximately $58 million at then-current exchange rates) to the pension plan, resulting in the plan changing from an unfunded liability position of approximately $49.6 million at December 31, 2011 to a net asset position at September 29, 2012 of approximately $10.1 million. See additional pension disclosures in Note H.

This pension provision of the SPA was disclosed in 2003 and subsequent periods as a matter that would reduce goodwill when the plan was remeasured and cash received. However, all goodwill associated with this transaction was impaired in 2008, and because the remeasurement process had not yet begun, no estimate of the potential payment to the company could be made at that time. Consistent with disclosures subsequent to the 2008 goodwill impairment, resolution of this matter in the first quarter of 2012 was reflected as a credit to operating expense. The cash received from the seller, reversal of an accrued liability as a result of the settlement agreement, fees incurred in 2012, and fee reimbursement from the seller have been reported in Recovery of purchase price in the Condensed Consolidated Statements of Operations for the year-to-date 2012, totaling $68.3 million. An additional expense of $5.2 million of costs incurred in prior periods related to this arrangement is included in General and administrative expenses, resulting in a net increase in operating profit for the year-to-date 2012 of $63.1 million. Similar to the presentation of goodwill impairment in 2008, this recovery and related charge is reported at the corporate level, not part of International Division operating profit.

The cash payment from the seller was received by a subsidiary of the company with the Euro as its functional currency and the pension plan funding was made by a subsidiary with Pound Sterling as its functional currency, resulting in certain translation differences between amounts reflected in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the year-to-date 2012. The receipt of cash from the seller is presented as a source of cash in investing activities. The contribution of cash to the pension plan is presented as a use of cash in operating activities.

Note D – Exit Costs and Other Charges

In recent years, the company has been adversely affected by increasingly competitive conditions and a downturn in global economies and has taken actions including closing facilities, consolidating functional activities and disposing of assets. Exit cost accruals related to prior and current actions are as follows:

(In millions)	Balance at December 31, 2011	Charges Incurred	Cash Payments	Non-Cash Settlements and Accretion	Currency and Other Adjustments	Balance at September 29, 2012

Termination benefits	$12	$21	$(26)	$—	$1	$8
Lease, contract obligations and, other costs	95	18	(37)	4	—	80

Total	$107	$39	$(63)	$4	$1	$88

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Exit cost charges incurred during the year-to-date 2012 totaled approximately $39 million. Of this amount, approximately $16 million is included in Store and warehouse operating and selling expenses and approximately $23 million is included in General and administrative expenses in the Condensed Consolidated Statement of Operations.

In addition to accruals for facilities closed as part of these activities, the company maintains accruals for facilities closed that are considered part of ongoing operating activities. During the year-to-date 2012, approximately $4 million was charged against earnings for additional closure costs and accretion and approximately $6 million of cash was paid on these locations. The accrued balance was approximately $10 million at September 29, 2012 and $12 million at December 31, 2011.

Note E – Stockholders’ Equity

The following table reflects the changes in stockholders’ equity attributable to both Office Depot, Inc. and our noncontrolling subsidiary interests.

(In thousands)	Attributable to Office Depot, Inc.	Attributable to Noncontrolling Interests	Total

Stockholders’ equity at December 31, 2011	$739,071	$214	$739,285
Comprehensive loss:
Net loss	(69,795)	(18)	(69,813)
Other comprehensive income	19,363	6	19,369

Comprehensive loss	(50,432)	(12)	(50,444)
Preferred stock dividends	(22,765)	—	(22,765)
Share transactions under employee related plans	1,128	—	1,128
Purchase of subsidiary shares from noncontrolling interests	(444)	(107)	(551)
Amortization of long-term incentive stock grants	10,380	—	10,380

Stockholders’ equity at September 29, 2012	$676,938	$95	$677,033

Stockholders’ equity at December 25, 2010	$695,496	$479	$695,975
Comprehensive income:
Net earnings (loss)	75,344	(1)	75,343
Other comprehensive income (loss)	(7,534)	14	(7,520)

Comprehensive income	67,810	13	67,823

Purchase of subsidiary shares from noncontrolling interests	(983)	(279)	(1,262)
Preferred stock dividends	(27,639)	—	(27,639)
Share transactions under employee related plans	63	—	63
Amortization of long-term incentive stock grants	11,121	—	11,121

Stockholders’ equity at September 24, 2011	$745,868	$213	$746,081

Because of valuation allowances in multiple jurisdictions, the tax impact on elements of other comprehensive income is insignificant.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Note F – Earnings Per Share

The following table represents the calculation of net loss per common share:

	Third Quarter		Year-to-Date
(In thousands, except per share amounts)	2012	2011	2012	2011

Basic Earnings Per Share
Numerator:
Net earnings (loss) available to common shareholders	$(69,566)	$91,659	$(92,560)	$47,705
Assumed distribution to participating securities	—	(11,892)	—	—

Assumed undistributed earnings available to common stock	(69,566)	79,767	(92,560)	47,705

Denominator:
Weighted-average shares outstanding	280,238	278,559	279,438	277,627

Basic earnings (loss) per share	$(0.25)	$0.29	$(0.33)	$0.17

Diluted Earnings Per Share
Numerator:
Net earnings (loss) attributable to Office Depot, Inc.	$(61,916)	$100,872	$(69,795)	$75,344

Denominator:
Weighted-average shares outstanding	280,238	278,559	279,438	277,627
Effect of dilutive securities:
Stock options and restricted stock	3,480	4,774	4,186	5,583
Redeemable preferred stock	79,371	73,703	77,450	73,703

Diluted weighted-average shares outstanding	363,089	357,036	361,074	356,913

Diluted earnings (loss) per share	N/A	$0.28	N/A	N/A

Basic earnings (loss) per share (“EPS”) is computed after consideration of preferred stock dividends. Shares of the redeemable preferred stock have equal dividend participation rights with common stock. The company has never paid a dividend on common stock, but the participation provisions require application of the two-class method for computing earnings per share. In periods of sufficient earnings, this method assumes an allocation of undistributed earnings to both participating stock classes. The two-class method impacted the computation of earnings for the first quarter of 2012, but was not applicable to the third quarter or year-to-date 2012 because it would have been antidilutive. For the third quarter of 2011, Basic EPS for common shares is $0.29, all undistributed. Basic EPS for the redeemable preferred shares is also $0.29, composed of $0.13 distributed and $0.16 undistributed. The two-class method of calculating EPS is antidilutive for year-to-date 2011. The preferred shareholders are not required to fund losses.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The diluted EPS calculation under the two-class method includes two tests to determine the most dilutive. These tests, and the diluted EPS calculation which includes the dilutive impact of stock options and restricted stock under the treasury stock method and redeemable preferred stock under the if-converted method, result in diluted EPS for the third quarter of 2011 of $0.28. The diluted EPS calculation for the other periods presented was antidilutive. The share amounts for that period have been presented for informational purposes.

Awards of options and nonvested shares representing approximately 17.5 million and 15.6 million additional shares of common stock were outstanding for the third quarter and year-to-date 2012, respectively, and 16.0 million and 12.4 million for the third quarter and year-to-date 2011, respectively, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive. For purposes of calculating weighted average shares, no tax benefits have been assumed in jurisdictions where deferred tax valuation allowances have been recorded.

Note G – Division Information

Office Depot operates in three segments: North American Retail Division, North American Business Solutions Division, and International Division. The following is a summary of our significant accounts and balances by segment (or “Division”), reconciled to consolidated totals.

	Sales
	Third Quarter		Year-to-Date
(In thousands)	2012	2011	2012	2011

North American Retail Division	$1,173,653	$1,232,692	$3,387,087	$3,633,384
North American Business Solutions Division	827,414	820,864	2,451,549	2,430,431
International Division	691,866	783,181	2,234,256	2,456,023

Total	$2,692,933	$2,836,737	$8,072,892	$8,519,838

	Division Operating Profit (Loss)
	Third Quarter		Year-to-Date
(In thousands)	2012	2011	2012	2011

North American Retail Division	$(21,252)	$41,904	$1,539	$102,363
North American Business Solutions Division	54,810	39,145	137,797	100,370
International Division	1,052	19,460	25,959	59,862

Total	$34,610	$100,509	$165,295	$262,595

A reconciliation of the measure of Division operating profit to consolidated earnings (loss) before income taxes is as follows:

	Third Quarter		Year-to-Date
(In thousands)	2012	2011	2012	2011

Total Division operating profit	$34,610	$100,509	$165,295	$262,595
Add/(subtract):
Recovery of purchase price	—	—	68,314	—
Unallocated charges	(1,584)	(2,602)	(15,682)	(7,205)
Unallocated operating expenses	(88,126)	(78,790)	(253,984)	(233,908)
Interest income	482	317	1,804	1,158
Interest expense	(16,947)	17,306	(49,128)	(19,512)
Loss on extinguishment of debt	—	—	(12,110)	—
Miscellaneous income, net	13,073	5,536	26,019	19,869

Earnings (loss) before income taxes	$(58,492)	$42,276	$(69,472)	$22,997

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The gross amount of goodwill and the amount of accumulated impairment losses as of September 29, 2012 are provided in the following table:

(In thousands)	North American Retail Division	North American Business Solutions Division	International Division	Total

Goodwill	$1,842	$367,790	$905,602	$1,275,234
Accumulated impairment losses	(1,842)	(348,359)	(863,134)	(1,213,335)

Balance as of December 31, 2011	—	19,431	42,468	61,899
2012 Changes:
Goodwill	1,842	367,790	905,602	1,275,234
Accumulated impairment losses	(1,842)	(348,359)	(863,134)	(1,213,335)

	—	19,431	42,468	61,899
Foreign currency exchange rate changes	—	—	2,084	2,084

Balance as of September 29, 2012	$—	$19,431	$44,552	$63,983

The company’s accounting policy is to test for goodwill impairment during the fourth quarter each year but, should events occur or circumstances change, that more likely than not would reduce a reporting unit’s fair value below its carrying value, that test would be accelerated. Based on consideration of relevant accounting guidance, the composition of assets within the related reporting units, current facts and circumstances, including results of operations, intangible assets impairment in Europe and other market conditions, we concluded that a test of goodwill was not required as of September 29, 2012.

Note H – Employee Benefit Plans

Pension Disclosures

The components of net periodic pension cost (benefit) for our foreign pension plan are as follows:

	Third Quarter		Year-to-Date
(In millions)	2012	2011	2012	2011

Service cost	$—	$—	$—	$—
Interest cost	2.5	2.5	7.2	7.4
Expected return on plan assets	(3.1)	(2.4)	(8.6)	(7.1)

Net periodic pension cost (benefit)	$(0.6)	$0.1	$(1.4)	$0.3

Following the significant contribution to the plan in February 2012, as discussed in Note C, the company remeasured the 2012 estimated net periodic pension cost (benefit). No other assumptions in the pension calculation or target allocation of assets changed significantly from the pension valuation performed at December 31, 2011. The change in estimated earnings on plan assets will result in a net periodic pension benefit for the balance of the year. The funding during the quarter ended March 31, 2012 resulted in the pension plan changing from an unfunded liability position of approximately $49.6 million at December 31, 2011 to a net asset position at September 29, 2012 of approximately $10.1 million. There are no additional funding requirements while the plan is in a surplus position.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Note I – Income Taxes

The effective tax rate for the third quarter and year-to-date 2012 was -6% and 0%, respectively, compared to -139% and -228%, respectively, for the same periods of 2011. The effective tax rate for the third quarter of 2012 reflects the absence of tax benefits in jurisdictions with valuation allowances, such as the U.S., where much of the asset impairment charges were recognized. The year-to-date 2012 rate includes a $16 million accrued benefit based on a ruling from the U.S. Internal Revenue Service (“IRS”) allowing the company to carryback certain accounting method changes to the 2009 tax year. Receipt of cash related to this ruling is not expected prior to resolution of the previously-disclosed dispute with the IRS relating to a foreign royalty assessment as discussed below. The year-to-date 2012 effective tax rate also includes this benefit and is impacted by the Recovery of purchase price that is treated as a purchase price adjustment for tax purposes. As discussed in Note C, this recovery would have been a reduction of related goodwill for financial reporting purposes, but the related goodwill was impaired in 2008. Additionally, the loss on extinguishment of debt in the United States during the quarter ended March 31, 2012 did not generate financial statement tax benefits because of existing valuation allowances. Similarly, operating losses in other jurisdictions with valuation allowances do not result in deferred tax benefits being recognized in the Condensed Consolidated Statements of Operations. Accordingly, tax expense recognized in jurisdictions with positive earnings, and no tax benefit on certain jurisdictions with losses, can cause the effective rate to be different from blended statutory rates. This interim accounting is likely to result in significant variability of the effective tax rate throughout the course of the year. Changes in income projections and the mix of income across jurisdictions could impact the effective tax rate each quarter.

The 2011 effective tax rates include the reversal of $66 million of uncertain tax accruals (“UTPs”) following closure of certain tax audits and the expiration of the statute of limitations on previously open tax years. The aggregate settlement of UTPs in the third quarter of 2011 resulted in a reversal of previously accrued interest expense of $32 million in 2011. Our accounting policy is to include accrued interest on UTPs, and any related reversals, as a component of Interest expense in the Condensed Consolidated Statement of Operations. The reversal in 2011 resulted in interest expense for the third quarter of 2011 being negative.

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

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

The fair values of our interest rate swaps, foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current interest rates, exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data. There were no interest rate swap agreements in place at the end of the third quarter of 2012 and the amounts receivable or payable under foreign currency and fuel contracts were not significant. See Note K for additional information on our derivative instruments and hedging activities.

The following table summarizes the company’s financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Fair Value Measurement Category Level 2
	September 29, 2012	December 31, 2011	September 24, 2011
Assets
Commodity contracts – fuel	$79	$—	$725
Foreign exchange contracts	67	341	952
Liabilities:
Commodity contracts – fuel	—	251	—
Foreign exchange contracts	$430	$92	$38

The company records its senior notes payable at par value, adjusted for amortization of a fair value hedge which was cancelled in 2005. The fair value of the senior notes and the senior secured notes are considered Level 2 fair value measurements and are based on market trades of these securities on or about the dates below.

	September 29, 2012		December 31, 2011		September 24, 2011
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
6.25% senior notes	$149,953	$149,984	$399,953	$381,067	$399,998	$388,000
9.75% senior secured notes	$250,000	$255,938	$—	$—	$—	$—

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Fair Value Estimates Used in Impairment Analyses

North American Retail Division

During 2012, the company announced it would be conducting a complete review of its North American Retail Division real estate strategy. That review was completed in the third quarter of 2012 and approved by the company’s board of directors. The retail strategy, which involves the review of each location in the current store portfolio to downsize to either small or mid-size format, relocate, remodel, or close at the end of the base lease term, and continued store performance served as a basis for the company’s quarterly asset impairment review. The quarterly impairment analysis uses input from retail store operations and the company’s accounting and finance personnel that organizationally report to the chief financial officer to assess the performance of retail stores quarterly against historical patterns and projections of future profitability for evidence of possible asset impairment. For the retail business, these projections are based on management’s estimates of store-level sales, gross margins, direct expenses, exercise of future lease renewal options, where applicable, and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. If the anticipated cash flows of a store cannot support the carrying value of its assets, the assets are impaired and written down to estimated fair value using Level 3 inputs. Most store locations in the U.S. are accounted for as operating leases with a term at lease inception of a base non-cancellable period, generally ten years, and one or more renewal options.

The retail strategy provides a plan to downsize approximately 245 locations to small-format stores at the end of their lease term over the next three years and an additional 150 locations over the following two years. Approximately 70 locations will be downsized or relocated to the mid-sized format over the next three years and another 20 over the following two years. The company anticipates closing approximately 60 stores as their base lease period ends. The remaining stores in the portfolio are anticipated to remain as configured, be remodeled or have base lease periods more than five years in the future. Future market conditions could impact any of these decisions used in this analysis. This retail strategy includes capital expenditures of approximately $60 million per year for the next five years.

Approximately 36% of the store leases will be at the optional renewal period within the next three years and 57% within the next five years. The individual cash flow time horizon for stores expected to be closed, relocated or downsized has been reduced to the base lease period, eliminating renewal option periods from the calculation, where applicable. Additionally, projected sales trends included in the impairment calculation model in prior periods have been reduced. The quarterly impairment analyses in recent periods have contemplated short-term negative sales trends, a period of no growth, turning positive in the second and later years. However, the actual quarterly results have declined more than included in the model and we have recognized asset impairment charges each quarter since the third quarter of 2011, even though we continued to lower our projected sales trends for these tests. Each period reflected the company’s best estimate at the time. The current outlook on comparable store sales is a decline of 4% in the first year, consistent with our second and third quarter 2012 results. The projected sales continue to be negative for the second year, but are on an improving trend. Gross margin assumptions have been held constant at our current actual levels and we have assumed operating costs consistent with recent actual results and planned activities. We have lowered our residual value estimate based on the experience from recent closures and estimates from liquidators. The resulting asset impairment charge of $73 million has been recorded in the North American Retail Division results for the third quarter of 2012. Year-to-date 2012 asset impairment charges for the Division totaled $115 million.

The third quarter 2012 charge relates to 360 store locations. Of these store locations, approximately 230 were reduced to estimated salvage value of $7 million and assets for the remaining 130 locations were reduced to estimated fair value of $39 million based on their projected cash flows, discounted at 13%. For locations subject to the real estate strategy, any remaining value after asset impairment charges will be depreciated over the remaining base lease period for the locations. These locations are particularly sensitive to changes in projected cash flows over the forecast period and additional impairment is possible in future periods if results are below projections. A 100 basis point decrease in sales used in these estimates would have increased impairment by approximately $4.1 million. Independent of the sensitivity on sales assumptions, a 50 basis point decrease in gross margin would have increased the impairment by approximately $6.3 million. The interrelationship of having both of those inputs change as indicated would have resulted in impairment approximately $0.5 million less than the sum of the two individual inputs.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The company will continue to evaluate initiatives to improve performance and lower operating costs. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or if the company commits to a more extensive store downsizing strategy, additional impairment charges may result. However, at the end of the third quarter 2012, the impairment analysis reflects the company’s best estimate of future performance, including the intended future use of the company’s retail store assets.

International Division

During 2011, we acquired an office supply company in Sweden to supplement the existing business in that market. As a result of slowing economic conditions in Sweden after the acquisition, difficulties in the consolidation of multiple distribution centers and the adoption of new warehousing systems which impacted customer service and delayed or undermined planned marketing activities, the company re-evaluated remaining balances of acquisition-related intangible assets of customer relationships and short-lived tradename values. The acquisition-date intangible asset valuation anticipated customer attrition of approximately 11% to 13% per year through 2013. The cash flow analysis consistent with the original valuation of the amortizing intangible assets was updated by accounting and finance department personnel to reflect the decline experienced in 2012, as well as projected sales declines of 8% in for acquisition-date retail customer relationships and 2% for acquisition-date contract relationships in 2013 and costs necessary to successfully complete the warehouse integration and re-launch the marketing initiatives. Cash flows related to these acquired customer relationships with the updated Level 3 inputs were projected to be negative, then recovering, but were insufficient to recover the intangible assets’ remaining carrying values. Accordingly, an impairment charge of approximately $14 million was recognized during the third quarter of 2012 and is presented in Asset impairment in the Condensed Consolidated Statements of Operations.

Fair Value Estimates Used for Paid-in-Kind Dividends

The company’s board of directors can elect to pay quarterly dividends on its preferred stock in cash or in-kind. Paid-in-kind dividends are measured at fair value, using Level 3 inputs. The company uses a Monte Carlo simulation that captures the call, conversion, and interest rate reset features as well the optionality of paying the dividend in-kind or in cash. The board of directors and company’s management consider then-current and estimated future liquidity factors in making that quarterly decision. For the third quarter of 2012 valuation, the simulation was based on a beginning stock price of $2.56, stock price volatility of 64.2%, a risk free rate of 2.8%, and a credit spread of 13.5%. The calculation resulted in a fair value estimate of approximately $7.7 million for the third quarter of 2012. A stock price volatility of 55% or 75% would have increased the estimate by $0.7 million or decreased the estimate by $0.6 million, respectively. Using a beginning of period stock price of $1.50 or $3.50 would have decreased the estimate by $1.7 million or increased the estimate by $1.1 million, respectively. Assuming that all future dividends would be paid in cash would have increased the estimate by $1.3 million. Assuming all future dividends would be paid-in-kind had no significant impact on the estimate.

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

We also are exposed to the risk of changing fuel prices from inbound and outbound transportation arrangements. The structure of many of these transportation arrangements, however, precludes applying hedge accounting. In those circumstances, we may enter into derivative transactions to offset the risk of commodity price changes, and the value of the derivative contract is marked to market at each reporting period with changes recognized in earnings. To the extent fuel arrangements qualify for hedge accounting, gains and losses are deferred in OCI until such time as the hedged item impacts earnings. At the end of the third quarter of 2012, the company had a series of monthly option contracts for approximately 2.2 million gallons of fuel through January 2013 that may or may not be executed. These contracts are not designated as hedging instruments.

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

The following tables provide information on our hedging and derivative positions and activity.

	September 29, 2012		December 31, 2011		September 24, 2011
(In thousands)	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Designated cash flow hedges:
Foreign exchange contracts	$—	$376	$284	$—	$559	$—
Non-designated hedging instruments:
Foreign exchange contracts	67	54	57	92	393	38
Commodity contracts – fuel	79	—	—	251	725	—

Total	$146	$430	$341	$343	$1,677	$38

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

	Third Quarter
	Non-Designated Hedging Instruments		Designated Cash Flow Hedges
	Amount of Gain/(Loss) Recognized in Statement of Operations(a)(b)		(Gain)/Loss Recognized in OCI		(Gain)/Loss Reclassified from OCI to Statement of Operations(c)
(In thousands)	2012	2011	2012	2011	2012	2011
Foreign exchange contracts	$(1,936)	$(220)	$(369)	$581	$—	$95
Commodity contracts – fuel	740	435	—	—	—	—

Total	$(1,196)	$215	$(369)	$581	$—	$95

	Year-to-Date
	Non-Designated Hedging Instruments		Designated Cash Flow Hedges
	Amount of Gain/(Loss) Recognized in Statement of Operations(a)(b)		(Gain)/Loss Recognized in OCI		(Gain)/Loss Reclassified from OCI to Statement of Operations(c)
(In thousands)	2012	2011	2012	2011	2012	2011
Foreign exchange contracts	$(3,099)	$(2,728)	$(750)	$1,346	$134	$450
Commodity contracts – fuel	330	3,431	—	—	—	—

Total	$(2,769)	$703	$(750)	$1,346	$134	$450

(a)	Foreign exchange contracts amounts are included in Miscellaneous income, net
(b)	Approximately 60% of the fuel commodity contracts amounts are reflected in Cost of goods sold and occupancy costs. The remaining 40% of the amounts are reflected in Store and warehouse operating and selling expenses.
(c)	Included in Cost of goods sold and occupancy costs

The existing hedge contracts are highly effective and the ineffective portion is considered immaterial. As of September 29, 2012, the foreign exchange contracts extend through December 2012. Losses currently deferred in OCI are expected to be recognized in earnings within the next twelve months. There were no hedging arrangements requiring collateral. However, we may be required to provide collateral on certain arrangements in the future. The fair values of our foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current exchange rates. The values are based on market-based inputs or unobservable inputs that are corroborated by market data.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

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

The following tables provide summarized unaudited information from the balance sheets and statements of income for Office Depot de Mexico:

(In thousands)	September 29, 2012	December 31, 2011	September 24, 2011

Current assets	$383,856	$301,789	$302,491
Non-current assets	324,543	310,228	283,925
Current liabilities	248,018	191,008	197,762
Non-current liabilities	3,329	2,926	2,890

	Third Quarter		Year-to-Date
(In thousands)	2012	2011	2012	2011
Sales	$316,255	$308,128	$860,838	$851,937
Gross profit	93,820	87,819	254,343	245,256
Net income	20,791	17,553	47,141	49,247

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

On June 17, 2011, a derivative lawsuit was filed against certain current and former executive officers and the company, generally alleging that the officers breached their fiduciary duties. The allegations in this lawsuit primarily relate to the company’s previous financial disclosures and reports regarding the certain tax losses described below. The derivative lawsuit was filed in the United States District Court for the Southern District of Florida captioned as Long v. Steve Odland, Michael D. Newman and Neil R. Austrian, defendants, and Office Depot, Inc., nominal defendant. The Special Litigation Committee (the “SLC”) appointed by the company’s Board of Directors to review the allegations issued its report on January 9, 2012. As set forth in the report, the SLC determined that the claims alleged in the Complaint should be dismissed. Accordingly, the company filed a motion to dismiss the Complaint on March 26, 2012. On June 11, 2012 plaintiff filed his opposition brief and filed a motion to strike the exhibits submitted by defendant in support of its motion to dismiss. On July 12, 2012, the company filed its reply brief and opposition to the motion to strike. On August 15, 2012, the Court granted Office Depot’s motion to dismiss the Complaint.

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

In addition, in the ordinary course of business, our sales to and transactions with government customers may be subject to lawsuits, investigations, audits and review by governmental authorities and regulatory agencies, with which we cooperate. Many of these lawsuits, investigations, audits and reviews are resolved without material impact to the company. While claims in these matters may at times assert large demands, we do not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect our financial position, results of our operations or cash flows. In addition to the foregoing, State of California et. al. ex. rel. David Sherwin v. Office Depot was filed in Superior Court for the State of California, Los Angeles County, and unsealed on October 19, 2012. This lawsuit relates to allegations regarding certain pricing practices in California under a now expired agreement that was in place between January 2, 2006 and January 1, 2011, pursuant to which state, local and non-profit agencies purchased office supplies (the “Purchasing Agreement”) from us. This lawsuit is in the early stages and we are unable to reasonably determine the amount of any potential liability. Office Depot intends to vigorously defend itself in this lawsuit. Additionally, during the first quarter of 2011, we were notified that the United States Department of Justice (“DOJ”) commenced an investigation into certain pricing practices related to the Purchasing Agreement. We have cooperated with the DOJ on this matter.

As discussed in Note I, the company has received a proposed tax and penalty assessment from the IRS totaling approximately $126 million. The company disagrees with this assessment.

Note N – Acquisition

On February 25, 2011, the company acquired all of the shares of Svanströms Gruppen (Frans Svanströms & Co AB), a supplier of office products and services headquartered in Stockholm, Sweden, to complement the company’s existing business in that region. As part of this all-cash transaction, the company recognized approximately $46 million of non-deductible goodwill, primarily attributable to anticipated synergies, $20 million of amortizing intangible assets for customer relationships and proprietary names, as well as net working capital and property and equipment. The amortizing intangible assets had a weighted average life of 6.9 years at the acquisition date. Operations have been included in the International Division results since the date of acquisition. Supplemental pro forma information as if the entities were combined at earlier periods is not provided based on materiality considerations. As discussed in Note J, the amortizing intangible assets were impaired in the third quarter of 2012.

Note O – Subsequent Event

On October 24, 2012, the Board of Directors of the company adopted a stockholder rights plan, as set forth in the Rights Agreement dated as of October 24, 2012 (the “Rights Agreement”), between the company and BNY Mellon Shareowner Services, as Rights Agent. Pursuant to the Rights Agreement, the Board of Directors declared a dividend distribution of one Right (a “Right”) for each outstanding share of company Common Stock, par value $0.01 per share (the “Common Stock”) to shareholders of record at the

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

close of business on November 9, 2012, which date will be the record date, and for each share of Common Stock issued (including shares distributed from Treasury) by the company thereafter and prior to the Distribution Date (as described below and defined in the Rights Agreement). Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the company one five-thousandth of a share of Series C Junior Participating Preferred Stock, $0.01 par value per share (the “Preferred Stock”), at a purchase price of $11.50 per one five-thousandth of a share of Preferred Stock, subject to adjustment.

Initially, no separate Rights Certificates will be distributed and instead the Rights will attach to all certificates representing shares of outstanding Common Stock. The Rights will separate from the Common Stock on the distribution date (the “Distribution Date”), which will occur on the earlier of (i) ten Business Days following a public announcement that a person or group of affiliated or associated persons has become an “Acquiring Person,” or (ii) ten Business Days (or such later date as may be determined by the Board of Directors prior to such time as any person becomes an Acquiring Person) following the commencement of a tender offer or exchange offer that would result in a person or group of affiliated and associated persons beneficially owning 15% or more of the shares of Common Stock then outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Office Depot, Inc., together with our subsidiaries, is a global supplier of office products and services. We sell to consumers and businesses of all sizes through our three segments (or “Divisions”): North American Retail Division, North American Business Solutions Division, and International Division. Our North American Retail Division sells a broad assortment of merchandise through our chain of office supply stores. Our North American Business Solutions Division sells nationally branded and our own brand office supplies, technology products, furniture and services by means of a dedicated sales force, through catalogs and electronically through our internet sites. Our International Division sells office products and services outside of the United States through direct mail catalogs, contract sales forces, internet sites and retail stores, using a mix of company-owned operations, joint ventures, and to a lesser extent, licensing and franchise agreements, alliances and other arrangements.

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

RESULTS OF OPERATIONS

OVERVIEW

A summary of certain factors impacting results for the third quarter of 2012 is provided below. Additional discussion of third quarter and year-to-date results is provided in the the narrative that follows.

•	Sales in the third quarter of 2012 decreased 5% compared to the third quarter of 2011.
•	Sales in the North American Retail Division decreased 5%; comparable store sales decreased 4%.
•	Sales in the North American Business Solutions Division increased 1%.
•	International Division sales decreased 12% in U.S. dollars, and decreased 4% in constant currencies.
•	Total company gross profit margin increased approximately 90 basis points comparing the third quarter of 2012 to the same period of the prior year.
•

Non-cash asset impairment charges of $88 million were recorded in the third quarter of 2012, with $73 million recognized in the North American Retail Division and $15 million recognized in the International Division. For the nine months ended in September 29, 2012, asset impairment charges totaled approximately $130 million.

•

Operating expenses, other than the impairment charges above, decreased $29 million from $831 million in the third quarter of 2011 to $802 million in the third quarter of 2012. These operating expenses include charges for restructuring and business improvement activities of approximately $8 million and $6 million in the third quarter of 2012 and 2011, respectively.

•

The effective tax rate for the third quarter of 2012 reflects the absence of tax benefits in jurisdictions with valuation allowances, such as the U.S., where much of the asset impairment charges were recognized. During the third quarter of 2011, the company reversed approximately $66 million of uncertain tax benefit accruals and $32 million of related interest accruals following closure of certain audits and the expiration of the statute of limitations on previously open tax years.

•	Loss per share was $0.25 for the third quarter of 2012 compared to diluted earnings per share of $0.28 for the same period in 2011.
•	Fiscal year 2012 is a 52-week year, while 2011 was a 53-week year. The fourth quarter of 2012 will include 13 weeks compared to 14 weeks in 2011.

IMPAIRMENT CHARGES

The retail office supply industry has encountered significant economic and competitive challenges for the past several years. Not only has there been increasing competition among the pure office supply companies, but offerings of office supplies by large discount stores, warehouse clubs and e-commerce web sites have expanded. Additionally, difficult economic conditions have had an adverse impact on sales for items that may be seen by our customers as discretionary. The company has taken many actions over these years in anticipation or as a result of these factors, including closing underperforming stores and exiting underperforming markets, consolidating functional areas and distribution centers and adjusting staffing levels accordingly. Significant charges have been recognized as these actions have been implemented.

In recent periods, the customer environment has changed even further. Customers today have a greater and almost instant array of choices. Competition across our traditional retail, contract, catalog, and web site channels has blurred. A customer who previously shopped in our retail stores now may go directly to ours or a competitor’s web site, or continue to visit our retail location but purchase online. This shifting market has made predicting sales by channel difficult. In addition, in recent periods, we have shifted our strategy to be less promotional on items that provided little to our earnings. We have improved gross margins, but have experienced de-leveraging of costs from lower sales. One consequence of these shifting competitive factors has been recent asset impairment charges in our North American Retail Division. In connection with declining sales, we recognized fixed asset impairment charges of $11 million in fiscal 2011, $18 million in the first quarter and $24 million in the second quarter of 2012. We announced in the second quarter of 2012 that the company was undertaking a full review of our North American Retail Division real estate strategy. As a result of that analysis, including a downward revision to our forward-looking sales trends partially due to the factors mentioned above, we recognized an additional asset impairment charge of $73 million in the third quarter of 2012. Additional discussion is provided below.

With the interest of strengthening our competitive position in Europe, the company acquired during 2011 an office supply company in Sweden to supplement our existing business in that market. As a result of slowing economic conditions in Sweden after the acquisition, difficulties in the consolidation of multiple distribution centers and the adoption of new warehousing systems which impacted customer service and delayed or undermined planned marketing activities, the company re-evaluated remaining balances of acquisition-related intangible assets of customer relationships and short-lived tradename values. Based on this analysis, which included a decline in projected sales and profitability for this acquired business, we concluded that cash flows would be insufficient to recover the assets over their expected use period and accordingly, an impairment charge of $14 million was recognized in the third quarter of 2012. After considering relevant accounting guidance, the composition of assets within the related reporting units, current facts and circumstances, including results of operations, intangible assets impairment in Europe and other market conditions, we concluded that an accelerated test of goodwill in the European reporting unit, was not required as of September 29, 2012. Our accounting policy is to test for goodwill impairment during the fourth quarter of each year.

North American Retail Division – Retail Strategy

The company currently operates 1,114 retail stores throughout North America. These stores carry approximately 10,000 stock keeping units, or SKUs, and operate with approximately 23,300 square feet of space. Comparable store sales in the Division have decreased each of the last 5 years and decreased 6%, 4% and 4%, respectively in the first three quarters of 2012. As consumers have shifted their buying patterns, we have been developing new store formats to satisfy customer needs and shopping behavior. We now have 17 small-store format locations in operation, ranging in size from approximately 4,800 to 6,700 square feet. The SKU selections in these stores are the higher-volume items that most customers seek and provide for an expanded services offering. The sales results in these locations have been promising, and combined with lower operating costs and inventory requirements, have provided returns to the company. We continue to make modifications to this prototype, and have store formats in the 6,000 to 8,000 square foot range as well as a 15,000 square foot format to address higher-volume locations.

The changing market trends, our declining sales trends and results of the small-format stores, contributed to the review of the North American Retail Division retail strategy. Most store locations in the U.S. are accounted for as operating leases with a term at lease inception of a base non-cancellable period, generally ten years, and one or more renewal options. Approximately 36% of the store leases will be at the optional renewal period within the next three years and 57% within the next five years. During the real estate strategy analysis, each location in the current portfolio was reviewed for a decision to retain as currently configured and located, downsize to either small or mid-size format, relocate, remodel, or close at the end of the base lease term. Sales trends, profitability, location, market density, and available real estate were all considered.

The result of this analysis is a plan to downsize approximately 245 locations to small-format stores at the end of their current lease term over the next three years and an additional 150 locations over the following two years. Approximately 70 locations will be down-sized or relocated to the mid-sized format over three years and another 20 over the following two years. We anticipate closing approximately 60 stores as their base lease period ends. The remaining stores in the portfolio are anticipated to remain as configured, be remodeled or have base lease periods more than five years in the future. Future market conditions could impact any of these decisions used in this analysis. This retail strategy includes capital expenditures of approximately $60 million per year for the next five years.

These decisions to modify the store portfolio have impacted our store impairment analysis which is prepared at an individual store level. The cash flow time horizon for stores expected to be closed, relocated or downsized has been reduced to the base lease period, eliminating renewal option periods from the calculation, where applicable. Additionally, based on factors noted above, projected sales trends included in the impairment calculation model have been reduced. The quarterly impairment analyses in recent periods have contemplated short-term negative sales trends, a period of no growth, turning positive in the later years. However, the actual quarterly results have declined more than what had been forecasted in the model which resulted in asset impairment charges being recognized each quarter since the third quarter of 2011, even though we continued to lower our projected sales trends over this time. Each period reflected the company’s best estimate at the time. The current outlook on sales is a decline of 4% in the first year, consistent with our second and third quarter 2012 results. The projected sales continue to be negative for the second year, but are on an improving trend. This trend reflects our view that sales previously made in our retail locations may be migrating to our online and other channels, but because those sales are not fulfilled out of the retail store, they are not considered cash flow sources in this impairment analysis. Gross margin assumptions have been held constant at our current actual levels and we have assumed operating costs consistent with recent actual results and planned activities. We have lowered our residual value estimate based on the experience from recent closures and estimates from liquidators. We will continue to work to increase sales and improve profitability, but have not included benefits from initiatives that have not already demonstrated objective evidence of their potential impact. The resulting asset impairment charge of $73 million has been recorded in the North American Retail Division results for the third quarter of 2012. Year-to-date 2012 asset impairment charges for the North American Retail Division totaled $115 million.

In addition to the impact of our real estate strategy on asset impairments, certain remaining assets will now be depreciated over a shorter period of time. We anticipate incremental accelerated depreciation of approximately $2 million in the fourth quarter and $5 million and $2 million in 2013 and 2014, respectively. Because the strategy is based on taking actions at the end of the location’s lease term, we do not expect significant closed store lease accruals. However, we do anticipate volatility in results in future periods as certain accounting criteria are met. For example, 14 locations with some level of impairment are facilities under capital lease. We no longer expect to stay in the location beyond the base lease period but accounting rules limit the reconsideration of the capital lease term in periods prior to a formal lease modification. This current period impairment charge will be followed by a credit to income in a future period from release of the accrued lease obligation when the option period is not exercised and the lease is terminated. Additionally, operating leases with scheduled rent increases result in higher expense and establishment of a deferred rent credit in early years that is reversed in later years, resulting in a straight-line rent expense. To the extent that a location closes or relocates at the end of the base lease term, this credit will be released to income at that time. Deferred rent credits for renegotiated lease arrangements with the existing landlord will be amortized over the new lease period.

To the extent that forward-looking sales and operating assumptions in the current portfolio are not achieved and are subsequently reduced, or more stores are closed, additional impairment charges may result. Of the 360 stores with some level of impairment recognized in the third quarter of 2012, approximately 130 have remaining asset values of approximately $39 million that will be depreciated over their shortened estimated useful lives. These locations are particularly sensitive to changes in projected cash flows over this period and additional impairment is possible in future periods if results are below projections. It is also possible that future results may exceed our projections included in the impairment model. For example, we continue to improve our service offerings, customer service levels and product assortment. We may experience higher sales when new widely-used software becomes available in the fourth quarter of this year. However, at the end of the third quarter 2012, the impairment analysis reflects the company’s best estimate of future performance, including the intended future use of the company’s retail stores.

Discussion of additional factors impacting Division and total company results is presented below.

DIVISION RESULTS

North American Retail Division

	Third Quarter		Year-to-Date
(Dollars in millions)	2012	2011	2012	2011
Sales	$1,173.7	$1,232.7	$3,387.1	$3,633.4
% change	(5)%	(4)%	(7)%	(3)%

Division operating profit (loss)	$(21.3)	$41.9	$1.5	$102.4
% of sales	(1.8)%	3.4%	0.0%	2.8%

Third quarter sales in the North American Retail Division were approximately $1.2 billion, a decrease of 5% compared to the third quarter of 2011. Comparable store sales in the 1,090 stores that have been open for more than one year and aligned to match the same selling weeks decreased 4% for the third quarter of 2012. Sales of tablets and e-readers increased in the third quarter of 2012 compared to the same period of the prior year, but sales of computers and related products were significantly lower, continuing the trend experienced in the first two quarters of 2012. Customers switching from laptop computers to tablets contributed to lower sales but improved product margins. Fourth quarter 2012 computer sales may be positively impacted by computer and software sales following the release of an update to widely-used software operating system for personal computers. Sales in our Copy and Print Depot increased. Although sales in the supplies category were flat, ink and toner sales slightly increased. Furniture sales were lower, as we were less promotional in this area. Average order value was slightly negative in the third quarter and customer transaction counts declined approximately 4% compared to the same period last year. Total sales for the year-to-date 2012 decreased 7% compared to 2011, reflecting the impacts discussed above, as well as the closure of stores in Canada last year. Also, the quarterly impacts of shifting comparable selling periods from a 53-week to a 52-week year experienced earlier in 2012 was not a significant factor for the year-to-date period. However, the fourth quarter of 2012 will be a 13-week period compared to a 14-week period in 2011.

The North American Retail Division reported an operating loss of approximately $21 million in the third quarter of 2012, compared to an operating profit of $42 million for the same period in 2011. Year-to-date operating profit in 2012 was approximately $2 million compared to an operating profit of approximately $102 million in the same period of 2011.

Division operating profit for the third quarter and year-to-date 2012 includes $73 million and $115 million, respectively, of non-cash asset impairment charges discussed in the Overview section above, as well as approximately $1 million in each of these periods, of restructuring-related severance costs. The year-to-date 2011 included charges of approximately $12 million related to the closure of 10 stores in Canada, primarily related to accrued lease costs, severance and other closure costs.

Excluding the impairment and restructuring charges in 2012 of $74 million, Division operating profit for the third quarter was $53 million compared to Division operating profit of $42 million, in the same period of 2011. This increase primarily reflects gross margin improvements, including lower property costs, of approximately 180 basis points, as well as lower payroll and general and administrative expenses, partially offset by the negative flow through effect of lower sales. The change in year-to-date operating income of 2012 compared to 2011 reflects the charges of $116 million in 2012 and store closure costs of $12 million in 2011, as well as the negative flow through effect of lower sales and the 2011 private label credit card benefit partially offset by lower property and payroll costs and the mix of sales away from lower-margin technology.

At the end of the third quarter of 2012, the North American Retail Division operated 1,114 stores in the U.S. and Puerto Rico. During the third quarter of 2012, we opened one store and closed four stores.

North American Business Solutions Division

	Third Quarter		Year-to-Date
(Dollars in millions)	2012	2011	2012	2011

Sales	$827.4	$820.9	$2,451.5	$2,430.4
% change	1%	(2)%	1%	(2)%

Division operating profit	$54.8	$39.1	$137.8	$100.4
% of sales	6.6%	4.8%	5.6%	4.1%

Third quarter sales in the North American Business Solutions Division were approximately $827 million, a 1% increase compared to the third quarter of 2011. Matching selling weeks in the two periods, third quarter 2012 and 2011 were flat. Sales in the contract channel more than offset a sales decline in direct channel. Contract channel sales to small, medium and large accounts increased. Sales to public sector customers declined in both the third quarter and year-to-date period, reflecting their continued budgetary pressures; however, sales to education-related customers increased in the third quarter of 2012 compared to the same period in 2011. By category, sales increased in Copy and Print Depot, cleaning and break room supplies and furniture. Sales in the direct channel declined reflecting lower catalog sales which were partially offset by increased volume and average order value through our e-commerce sites. Sales in the year-to-date 2012 increased 1% compared to the same period in the prior year and the factors discussed for the third quarter are largely the same factors impacting the year-to-date 2012 compared to 2011.

The North American Business Solutions Division reported an operating profit of approximately $55 million in the third quarter of 2012, compared to $39 million for the same period in 2011. Year-to-date operating profit in 2012 was approximately $138 million compared to $100 million in the same period of 2011.

Division operating profit for the third quarter and year-to-date 2012 includes $2 million and $3 million, respectively, of reorganization-related severance costs.

The increase in operating profit for both the third quarter and year-to-date periods reflect gross margin increases of approximately 110 basis points, as well as lower supply chain costs and reduced professional fees partially offset by higher advertising expenses. The year-to-date 2012 comparison to 2011 also reflects approximately $10 million of benefits in 2011 that were identified as not likely to recur and a legal accrual in the second quarter of 2012.

International Division

	Third Quarter		Year-to-Date
(Dollars in millions)	2012	2011	2012	2011

Sales	$691.9	$783.2	$2,234.3	$2,456.0
% change	(12)%	1%	(9)%	—%
% change in constant currency	(4)%	(7)%	(3)%	(6)%

Division operating profit	$1.0	$19.5	$26.0	$59.9
% of sales	0.1%	2.5%	1.2%	2.4%

The International Division reported third quarter 2012 sales of approximately $692 million, reflecting a decrease of 12% in U.S. dollars and a decrease of 4% in constant currencies compared to the third quarter of 2011. The European contract channel sales in constant currency decreased 2% overall with growth in Germany and flat sales in the U.K. being more than offset by lower sales in other countries. Contract channel sales in Asia increased compared to the prior year. Third quarter and year-to-date 2012 sales in the direct channel were lower across the Division. This negative trend in direct sales continues to be an area of focus for the company with additional resources allocated to efforts to acquire and retain customers. The retail channel sales decreased in Sweden and were flat in France. Year-to-date 2012 sales decreased 9% in U.S. dollars and 3% in constant currencies. Sales in the contract channel increased 1%, while sales in the direct channel continue to reflect the downward trend.

The International Division reported an operating profit of approximately $1 million in the third quarter of 2012, compared to an operating profit of $20 million for the same period in 2011. Year-to-date operating profit in 2012 was approximately $26 million compared to $60 million in the same period of 2011.

Division operating profit for the third quarter of 2012 includes $15 million of non-cash asset impairment charges discussed in the Overview section above and $4 million of reorganization and process improvement charges. The third quarter 2011 results also include approximately $4 million of reorganization and process improvement charges. Year-to-date 2012 Division operating profit includes the $15 million asset impairment charges recognized in the third quarter, an $11 million first quarter accrual related to a closed facility, as well as approximately $14 million of restructuring-related charges. Year-to-date 2011 Division operating profit included approximately $15 million of restructuring and process improvement charges.

After considering these charges, Division operating profit in the third quarter and year-to-date 2012 compared to 2011 decreased from the flow through of lower sales, partially offset by a decrease in operating expenses from prior process improvement actions, as well as lower advertising and payroll expenses. Additional restructuring-related charges are likely in future periods as we continue to streamline the operations and look to optimize our international portfolio.

CORPORATE AND OTHER

Recovery of Purchase Price

The sale and purchase agreement (“SPA”) associated with a 2003 European acquisition included a provision whereby the seller was required to pay an amount to the company if a specified acquired pension plan was calculated to be underfunded based on 2008 plan data. The amount calculated by the plan’s actuary was disputed by the seller but upheld by an independent arbitrator. The seller continued to dispute the award until both parties reached a settlement agreement in January 2012 and the seller paid approximately GBP 37.7 million to the company, including GBP 5.5 million placed in escrow in 2011. Under the terms of the SPA, and in agreement with the pension plan trustees, the company contributed the cash received, net of certain fees, to the pension plan. This contribution caused the plan to go from a net liability position at the end of 2011 to a net asset position of approximately $10.1 million at September 29, 2012. Because the goodwill associated with this transaction was fully impaired in 2008, this recovery is recognized in the 2012 statement of operations. Also, consistent with the presentation in 2008, this recovery is reported at the corporate level and not included in the determination of International Division operating profit.

The $68.3 million Recovery of purchase price includes recognition of the cash received from the seller, certain fees incurred and reimbursed, as well as the release of an accrued liability as the settlement agreement releases any and all claims under the SPA. An additional expense of approximately $5.2 million related to this arrangement is included in General and administrative expenses, resulting in a net increase in operating profit for the year-to-date 2012 of $63.1 million. The transaction is treated as a non-taxable return of purchase price for tax purposes.

The cash payment from the seller was received by a subsidiary of the company with the Euro as its functional currency and the pension plan funding was made by a subsidiary with Pound Sterling as its functional currency, resulting in certain translation differences between amounts reflected in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the year-to-date 2012. The receipt of cash from the seller is presented as a source of cash in investing activities. The contribution of cash to the pension plan is presented as a use of cash in operating activities. See Note C of the Notes to Condensed Consolidated Financial Statements.

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

Total G&A increased from $163 million in the third quarter of 2011 to $165 million in the third quarter of 2012. A breakdown of total G&A between the portion included in Division results and the portion considered corporate expenses is provided in the following table:

	Third Quarter		Year-to-Date
(In millions)	2012	2011	2012	2011

Division G&A	$78.9	$86.0	$247.6	$262.7
Corporate G&A	86.2	77.3	262.7	229.9

Total G&A	$165.1	$163.3	$510.3	$492.6

Total G&A includes charges related to restructuring activities and actions to improve future operating performance of approximately $6 million and $29 million in the third quarter and year-to-date 2012, respectively. Similar charges of $5 million and $17 million were recognized during the third quarter and the year-to-date 2011. Of these amounts, approximately $1 million and $16 million for the third quarter and year-to-date 2012, respectively, and approximately $3 and $7 million for the third quarter and year-to-date 2011, respectively were included in Corporate G&A; the remainder was included in determination of Division operating profit discussed above. After considering the charges, the comparative increase in Corporate G&A primarily relates to additional project costs and personnel intended to improve performance in future periods. All periods include accrued variable pay at lower than target amounts.

Corporate expenses included in store and warehouse operating and selling expenses for the third quarter and year-to-date 2012 were approximately $4 million and $7 million, respectively, compared to approximately $4 million and $11 million in the same periods last year. The activity primarily relates to accretion, adjustments and settlements of lease obligations from facilities closed in prior years following our strategic review. The lease accretion is expected to total $2 million for the remainder of 2012, but net corporate amounts may be impacted by gains, losses and adjustments related to the closed properties and leases that cannot be reasonably estimated at this time.

Other Income (Expense)

Third quarter and year-to-date interest expense for 2011 reflects $32 million reversal of accrued interest related to settlement of uncertain tax positions. After considering this amount, interest expense for 2012 compared to 2011 increased from the higher interest rate on debt refinanced in the first quarter of 2012. This was partially offset in the year-to-date 2012 comparison to the same periods of 2011 from the expensing of approximately $3 million of deferred debt issue costs in 2011 following a change in the lending group for our Amended and Restated Credit Agreement (the “Amended Credit Agreement”).

On March 15, 2012, the company completed the early settlement of its previously announced cash tender offer to purchase up to $250 million aggregate principal amount of its outstanding 6.25% senior notes due 2013. The total consideration for each $1,000.00 note surrendered was $1,050.00. Additionally, tender fees and a proportionate amount of deferred debt issue costs and a deferred cash flow hedge gain were included in the measurement of the $12.1 million extinguishment costs reported in the Condensed Consolidated Statement of Operations for the first quarter of 2012.

Miscellaneous income, net for all periods presented is primarily attributable to earnings from our joint venture, Office Depot de Mexico. The company accounts for this joint venture on the equity method and summarized financial information is included in Note L of the Notes to the Condensed Consolidated Financial Statements. Joint venture sales for the third quarter of 2012 increased 3% in U.S. dollars and increased 10% in constant currency. Joint venture sales for the year-to-date 2012 increased 1% in U.S. dollars and increased 11% in constant currencies. The joint venture opened one store during the third quarter and opened 12 stores in Mexico, Panama and Guatemala in the year-to-date 2012. Third quarter 2012 and 2011 net income was approximately $21 million and $18 million, respectively, with 50% of those amounts included in our Miscellaneous income, net. Our 50% of joint venture earnings for the year-to-date 2012 was approximately $24 million compared to approximately $25 million in the same period of 2011. In addition to results from Office Depot de Mexico, and results from another equity method investment, Miscellaneous income, net includes gains and losses on our deferred compensation plan and foreign currency transactions.

Income Taxes

The effective tax rate for the third quarter and year-to-date 2012 was -6% and 0%, respectively, compared to -139% and -228%, respectively, for the same periods of 2011. The effective tax rate for the third quarter of 2012 reflects the absence of tax benefits in jurisdictions with valuation allowances, such as the U.S., where much of the asset impairment charges were recognized. The year-to-date 2012 rate includes a $16 million accrued benefit based on a ruling from the U.S. Internal Revenue Service (“IRS”) allowing the company to carryback certain accounting method changes to the 2009 tax year. Receipt of cash related to this ruling is not expected prior to resolution of the previously-disclosed dispute with the IRS relating to a foreign royalty assessment as discussed below. The year-to-date 2012 effective tax rate also includes this benefit and is impacted by the Recovery of purchase price that is treated as a purchase price adjustment for tax purposes. As discussed in Note C, this recovery would have been a reduction of related goodwill for financial reporting purposes, but the related goodwill was impaired in 2008. Additionally, the loss on extinguishment of debt in the United States during the quarter ended March 31, 2012 did not generate financial statement tax benefits because of existing valuation allowances. Similarly, operating losses in other jurisdictions with valuation allowances do not result in deferred tax benefits being recognized in the Condensed Consolidated Statements of Operations. Accordingly, tax expense recognized in jurisdictions with positive earnings, and no tax benefit on certain jurisdictions with losses, can cause the effective rate to be different from blended statutory rates. This interim accounting is likely to result in significant variability of the effective tax rate throughout the course of the year. Changes in income projections and the mix of income across jurisdictions could impact the effective tax rate each quarter.

The 2011 effective tax rates include the reversal of $66 million of uncertain tax accruals (“UTPs”) following closure of certain tax audits and the expiration of the statute of limitations on previously open tax years. The aggregate settlement of UTPs in the third quarter of 2011 resulted in a reversal of previously accrued interest expense of $32 million in 2011. Our accounting policy is to include accrued interest on UTPs, and any related reversals, as a component of interest expense in the Condensed Consolidated Statement of Operations. The reversal in 2011 resulted in interest expense for the third quarter of 2011 being negative.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 29, 2012, we had approximately $620 million in cash and equivalents and another $700 million available under the Amended Credit Agreement based on the September borrowing base certificate, for a total liquidity of approximately $1.3 billion. Additionally, the company had approximately $50 million available under an accounts receivable factoring agreement in Europe. The agreement has been activated in the fourth quarter of 2012. We currently believe that available funds and cash flows generated from operations will be sufficient to fund our working capital, capital expenditure and debt repayment requirements for at least the next twelve months.

At September 29, 2012, no amounts were drawn under the Amended Credit Agreement. There were no amounts outstanding during the third quarter of 2012 at any month end. There were letters of credit outstanding under the Amended Credit Agreement at the end of the quarter totaling approximately $95 million. An additional $0.2 million of letters of credit were outstanding under separate agreements.

We also had short-term borrowings of $15 million at September 29, 2012 under various local currency credit facilities for our international subsidiaries that had an effective interest rate at the end of the third quarter of approximately 1.9%. The maximum month end amount and maximum monthly average amount occurred in July and August at approximately $16 million, respectively. The majority of these short-term borrowings represent outstanding balances on uncommitted lines of credit, which do not contain financial covenants.

The $150 million of 6.25% senior notes due August 2013 is classified as a current liability in the third quarter of 2012.

The company was in compliance with all applicable financial covenants at September 29, 2012.

Dividends on the company’s redeemable preferred stock are payable quarterly, and will be paid in-kind or in cash, only to the extent that the company has funds legally available for such payment and a cash dividend is declared by the company’s board of directors. Dividends during 2012 have been paid in-kind. The company anticipates paying dividends in-kind for the remainder of 2012 and possibly 2013.

During the year-to-date 2012, cash provided by operating activities was approximately $84 million, compared to approximately $20 million during the same period last year. During the 2012 period, the company recognized a credit in earnings as the recovery from a business combination. The cash portion of this recovery is reclassified out of earnings and reflected as a source of cash in investing activities. That cash was required by the original purchase agreement to be contributed to the acquired pension plan. That pension funding of $58 million during the first quarter of 2012 is presented as a use of cash in operating activities.

The company recorded non-cash asset impairment charges in the North America Retail Division and International Division of approximately $130 million, as discussed above. Also, during the third quarter of 2011, the company reversed accruals of $66 million of uncertain tax positions and $32 million of related accrued interest expense. Neither the 2012 charges nor the 2011 accrual reversals impacted cash flows for the respective periods.

Changes in net working capital and other components for the year-to-date 2012 resulted in a $73 million use of cash compared to a $261 million use in the same period last year. This 2011 caption includes the $66 million and $32 million non-cash accrual reversals, resulting in working capital and other change of $163 million on a basis comparable to 2012. This decrease in working capital and other in 2012 compared to 2011 reflects a greater decrease in accounts payable, accrued expenses and accrued liabilities in 2011, partially offset by a greater decrease in receivables in 2011 and a $25 million dividend received from our joint venture in Mexico, Office Depot de Mexico, in the third quarter of 2011. No dividends were received in 2012. Working capital is influenced by a number of factors including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, see Note A of the Notes to Condensed Consolidated Financial Statements.

Cash provided by investing activities was approximately $1 million in the year-to-date 2012, compared to a use of cash of approximately $107 million in the same period last year. The source of cash for the 2012 period reflects the Recovery of purchase price of $50 million discussed above, release of restricted cash associated with the same business combination of $9 million, and proceeds from assets sold of $31 million. Capital expenditures were $89 million in the year-to-date 2012. Cash used by investing activities in the year-to-date 2011 reflects capital expenditures of approximately $89 million and approximately $73 million to complete the acquisition of an entity in Sweden, partially offset by the release of restricted cash related to the Sweden acquisition that was held in escrow at December 25, 2010. During the year-to-date 2011, we received approximately $8 million of proceeds from the disposition of assets.

Cash used in financing activities was approximately $39 million for the year-to-date 2012, compared to a use of cash of $97 million in the same period last year. During the year-to-date 2012, the company completed the early settlement of its previously announced cash tender offer to purchase up to $250 million aggregate principal amount of its outstanding 6.25% senior notes due 2013. The company also issued $250 million aggregate principal amount of 9.75% senior secured notes due March 15, 2019. The tender activity resulted in a $13 million cash loss on extinguishment of debt. Additionally, new issuance costs and costs related to the Amended Credit Agreement totaled $8 million. Net payments on other long and short-term borrowings for the period amounted to $18 million. The dividends on preferred stock were paid in kind during the year-to-date 2012. The use of cash from financing activities during the year-to-date 2011 of $97 million resulted primarily from payment of approximately $28 million cash dividends on our preferred stock, net payments of approximately $59 million on short-term and long-term borrowings as well as an additional $10 million in fees related to the Amended Credit Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risks

At September 29, 2012, there had not been a material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2011 Form 10-K.

Foreign Exchange Rate Risks

At September 29, 2012, there had not been a material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of our 2011 Form 10-K.

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

Based on management’s evaluation, as of September 29, 2012, the company’s CEO and CFO concluded that the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the company in reports that the company files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

On June 17, 2011, a derivative lawsuit was filed against certain current and former executive officers and the company, generally alleging that the officers breached their fiduciary duties. The allegations in this lawsuit primarily relate to the company’s previous financial disclosures and reports regarding the certain tax losses described below. The derivative lawsuit was filed in the United States District Court for the Southern District of Florida captioned as Long v. Steve Odland, Michael D. Newman and Neil R. Austrian, defendants, and Office Depot, Inc., nominal defendant. The Special Litigation Committee (the “SLC”) appointed by the company’s Board of Directors to review the allegations issued its report on January 9, 2012. As set forth in the report, the SLC determined that the claims alleged in the Complaint should be dismissed. Accordingly, the company filed a motion to dismiss the Complaint on March 26, 2012. On June 11, 2012 plaintiff filed his opposition brief and filed a motion to strike the exhibits submitted by defendant in support of its motion to dismiss. On July 12, 2012, the company filed its reply brief and opposition to the motion to strike. On August 15, 2012, the Court granted Office Depot’s motion to dismiss the Complaint.

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

In addition, in the ordinary course of business, our sales to and transactions with government customers may be subject to lawsuits, investigations, audits and review by governmental authorities and regulatory agencies, with which we cooperate. Many of these lawsuits, investigations, audits and reviews are resolved without material impact to the company. While claims in these matters may at times assert large demands, we do not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect our financial position, results of our operations or cash flows. In addition to the foregoing, State of California et. al. ex. rel. David Sherwin v. Office Depot was filed in Superior Court for the State of California, Los Angeles County, and unsealed on October 19, 2012. This lawsuit relates to allegations regarding certain pricing practices in California under a now expired agreement that was in place between January 2, 2006 and January 1, 2011, pursuant to which state, local and non-profit agencies purchased office supplies (the “Purchasing Agreement”) from us. This lawsuit is in the early stages and we are unable to reasonably determine the amount of any potential liability. Office Depot intends to vigorously defend itself in this lawsuit. Additionally, during the first quarter of 2011, we were notified that the United States Department of Justice (“DOJ”) commenced an investigation into certain pricing practices related to the Purchasing Agreement. We have cooperated with the DOJ on this matter.

Item 1A. Risk Factors.

Except for the additional risk factors set forth below, there have been no material changes in our risk factors from those previously disclosed in our 2011 Form 10-K.

We have incurred significant impairment charges and we continue to incur significant impairment charges.

During the three quarters of 2012, we recognized non-cash asset impairment charges in our North America Retail Division of approximately $18 million, $24 million and $73 million, respectively. These charges reflect greater than anticipated downturns in sales at certain lower performing stores. We recognized store asset impairment charges in the North American Retail Division of $11 million during 2011. The company assesses past performance and makes estimates and projections of future performance quarterly at an individual store level. Reduced sales, our shift in strategy to be less promotional, as well as competitive factors and changes in consumer spending habits resulted in a downward adjustment of anticipated future cash flows for the individual stores that resulted in the impairment. We foresee challenges in the market and economy that could adversely impact our operations. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or if the company commits to a more aggressive store downsizing strategy, including allocating capital to further modify store formats, additional impairment charges may result. Additionally, the company has approximately $64 million of goodwill at September 29, 2012, with $45 million in the International Division. We measure goodwill for impairment annually in the fourth quarter or earlier if indicators of possible impairment are identified. Changes in the numerous variables associated with the judgments, assumptions and estimates made by the company in assessing the appropriate valuation of our goodwill, including changes resulting from macroeconomic challenges in international markets, could in the future require the company to reduce our goodwill and record related non-cash impairment charges. If we were required to further impair our store assets or our goodwill, it could have a material adverse effect on our business and results of operations.

Provisions in our stockholder rights plan may make it more difficult for a third party to acquire us.

We have adopted a stockholder rights plan that could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, our company or a large block of our common stock. A third party that acquires 15% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the stockholder rights plan through the issuance of common stock or common stock equivalents to all stockholders other than the acquiring person.

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

OFFICE DEPOT, INC. (Registrant)

Date: November 6, 2012	By: /s/ Neil R. Austrian
Neil R. Austrian
Chief Executive Officer and Chairman, Board of Directors
(Principal Executive Officer)

Date: November 6, 2012	By: /s/ Michael D. Newman
Michael D. Newman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2012	By: /s/ Kim Moehler
Kim Moehler
Senior Vice President and Controller
(Principal Accounting Officer)