Form 10-K
period 2012-12-29
OFFICE DEPOT INC
filed 2013-02-20
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 29, 2012

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2012 (based on the closing market price on the Composite Tape on June 29, 2012) was approximately $608,746,476 (determined by subtracting from the number of shares outstanding on that date the number of shares held by affiliates of Office Depot, Inc.).

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At January 26, 2013, there were 285,522,659 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

Documents Incorporated by Reference:

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Office Depot, Inc. definitive Proxy Statement for its 2013Annual Meeting of Shareholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Act of 1934, as amended, within 120 days of Office Depot, Inc.’s fiscal year end.

PART I

Item 1. Business.

Office Depot, Inc. (“Office Depot”) is a global supplier of office products and services. Office Depot was incorporated in Delaware in 1986 with the opening of its first retail store in Fort Lauderdale, Florida. In fiscal year 2012, Office Depot sold $10.7 billion of products and services to consumers and businesses of all sizes through three business segments (or “Divisions”): North American Retail Division, North American Business Solutions Division and International Division. Sales are processed through multiple channels, consisting of office supply stores, a contract sales force, an outbound telephone account management sales force, Internet sites, direct marketing catalogs and call centers, all supported by a network of supply chain facilities and delivery operations.

In this Annual Report on Form 10-K (“Annual Report”), unless the context otherwise requires, the “Company”, “Office Depot”, “we”, “us”, and “our” refer to Office Depot, Inc. and subsidiaries.

Additional information regarding our Divisions is presented below in Part II—Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and in Note O of the Consolidated Financial Statements located in Part IV—Item 15. “Exhibits and Financial Statement Schedules” of this Annual Report. We are currently evaluating changes to the measurement of Division operating income in our management reporting. Under this consideration, which may be implemented in 2013, a significant amount of costs currently managed at the corporate level could be allocated to the Divisions and certain allocation methodologies updated. When the analysis is compete, prior period reported information may be recast for comparison, using updated allocations to prior periods where appropriate. For financial information regarding operations in geographic areas, refer to Note O in the Consolidated Financial Statements located in Part IV—Item 15. “Exhibits and Financial Statement Schedules” of this Annual Report.

North American Retail Division

The North American Retail Division sells a broad assortment of merchandise through our chain of office supply stores throughout the United States. We currently offer general office supplies, computer supplies, business machines and related supplies, and office furniture from national brands as well as our own brands. Our stores also contain a Copy & Print DepotTM offering printing, reproduction, mailing, shipping, and other services and we maintain nationwide availability of personal computer (“PC”) support and network installation service that provides our customers with in-home, in-office and in-store support for their technology needs. Refer to the Merchandising section below for additional product information.

Our retail stores are designed to provide a positive shopping experience for the customer. We strive to optimize visual presentation, product placement, shelf capacity and in-stock positions. Our goal is to maintain sufficient inventory in the stores to satisfy current and near-term customer needs, while controlling the overall working capital invested in inventory.

The majority of our retail stores are located in leased facilities that currently average over 20,000 square feet. During 2012, we committed to significant changes to our store portfolio. Over the next five years, we expect to downsize approximately 500 stores to either small (averaging 5,900 sales square feet) or mid-size format (averaging 14,800 sales square feet). Approximately 50 stores will be closed at the end of their lease terms. These plans may change based on market conditions. As of December 29, 2012, we had 79 locations in the small (31) and mid-size (48) store formats. Refer to Part II — Item 7. “MD&A” for additional information on the North American Retail Division retail strategy.

At the end of 2012, the North American Retail Division operated 1,112 office supply stores throughout the United States. We have a broad representation across North America with the largest concentration of our retail stores in Texas, Florida and California. The count of open stores may include locations temporarily closed for remodels or other factors.

Store opening and closing activity for the last three years has been as follows:

	Open at Beginning of Period	Opened	Closed	Open at End of Period	Relocated
2010	1,152	17	22	1,147	6
2011	1,147	9	25	1,131	15
2012	1,131	4	23	1,112	28

In recent years, we consolidated our supply chain network to utilize existing distribution centers (“DCs”) to meet the needs of both our retail stores and North American Business Solutions customers. Refer to the North American supply chain discussion below for additional information.

Sales and marketing efforts are integral to understanding the Divisions’ processes and management. These efforts are addressed after the Divisions discussions.

North American Business Solutions Division

The North American Business Solutions Division sells nationally branded and our own brands office supplies, technology products, cleaning and breakroom supplies, furniture, certain services, and other solutions. Office Depot customers are served by a dedicated sales force, through catalogs and electronically through our Internet sites. We strive to ensure that our customers’ needs are satisfied through various channel offerings. Refer to the Merchandising section below for additional product information.

Our contract sales channel employs a dedicated sales force that services the office supply needs of predominantly medium-sized to large customers. We believe sales representatives contribute to customer loyalty by building relationships with customers and providing information, business tools and problem-solving solutions to them. We offer contract customers the convenience of shopping our dedicated web sites and retail locations, while honoring their contract pricing in lieu of retail pricing. We also use an inside sales organization that is staffed by Office Depot employees who support selected existing and new small business customers who prefer or require a more personalized experience, primarily by telephone. This function, previously outsourced, was brought back in house at our new inside sales office in Austin, Texas in 2012. Part of our contract business is with various schools, local, state and national governmental agencies. We also enter into agreements with consortiums to sell to governmental and non-profit entities for non-exclusive buying arrangements. Sales to our contract customers that are fulfilled at retail locations are included in the results of our North American Retail Division.

Our direct sales channel is tailored to serve small- to medium-sized customers. Direct customers can order products from our catalogs, by phone or through our public web sites (www.officedepot.com), including our public web site devoted to technology products (www.techdepot.com).

We use catalogs and the internet to market directly to both existing and prospective customers. Large catalogs with our full listing of products are typically distributed annually and supplemented periodically with focused offerings. Prospecting catalogs with special offers designed to attract new customers are also mailed at certain intervals. In addition, specialty and promotional catalogs may be delivered more frequently to selected customers based on their past or potential future purchases. We also produce a Green Book® catalog, which features products that are recyclable, energy efficient, or otherwise have a reduced impact on the environment. We continually evaluate our catalog offerings for efficiency and effectiveness at generating incremental revenues. Products purchased through our catalogs and over the Internet are primarily fulfilled through our North American supply chain from DCs throughout the U.S. and occasionally through wholesalers.

North American Supply Chain

The Company operates a network of DCs, crossdock, and combination facilities across the United States. In prior years, retail stores were largely replenished through our crossdock flow-through facilities where bulk merchandise was sorted for distribution and shipped to the requesting stores about three times per week. Based on our supply chain consolidation, we closed three crossdock facilities in 2010 and one in 2011. The crossdock function in the markets where crossdocks were closed has been transitioned to the existing DCs within the same markets. These combination facilities, which share real estate, technology, labor costs and inventory, satisfy the needs of both retail stores and delivery customers. Costs are allocated to the North American Retail Division and North American Business Solutions Division based on the relative services provided. Benefits of this consolidation include improved inventory management and greater operational efficiency, as well as improved service.

DC activity for the last three years has been as follows:

	Open at Beginning of Period	Opened/ Acquired	Closed	Open at End of Period
2010	15	1	3	13
2011	13	—	—	13
2012	13	—	—	13

Crossdock facility activity for the last three years has been as follows:

	Open at Beginning of Period	Opened	Closed	Open at End of Period
2010	6	—	3	3
2011	3	—	1	2
2012	2	—	—	2

Inventory is held in our DCs at levels we believe sufficient to meet current and anticipated customer needs. We utilize processes to evaluate the appropriate timing and quantity of reordering with the objective of controlling investment in inventory, while at the same time ensuring customer satisfaction. Certain purchases are sent directly from the manufacturer to our customers. Some supply chain facilities and some retail locations also house sales offices and administrative offices supporting our contract business.

Out-bound delivery and inbound direct import operations are currently provided by third-party carriers.

International Division

As of December 29, 2012, Office Depot sold to customers in 57 countries throughout Europe, Asia, Latin America, and Australia. Outside of North America, the Company operates wholly-owned entities, majority-owned entities or participates in other ventures covering 37 countries and has alliances in an additional 20 countries. Refer to the Merchandising section below for additional product information.

The International Division sells office products and services through direct mail catalogs, contract sales forces, Internet sites and retail stores, using a mix of Company-owned operations, joint ventures, licensing and franchise agreements, alliances and other arrangements. The Company maintains DCs and call centers throughout Europe and Asia to support these operations. Currently, we have catalog offerings in 15 countries outside of North America and operate more than 40 separate public web sites in the International Division. As of December 29, 2012, the International Division operated, through wholly-owned or majority-owned entities, 123 retail stores in France, South Korea and Sweden. In addition, we participate under licensing and merchandise arrangements in South Korea, Israel, Japan, Dominican Republic and the Middle East. During 2010, we sold the operating entity in Japan as well as the operating entity in Israel and entered into Office Depot licensing agreements with the respective buyers for continued presence in those markets. During 2011, we acquired additional operations in Sweden, adding customers to both the contract and retail distribution channels.

Since 1994, we have participated in a joint venture selling office products and services in Mexico and Central and South America. In recent years, this venture, Office Depot de Mexico, has grown in size and scope and now includes 248 retail locations in Mexico, Colombia, Costa Rica, El Salvador, Guatemala, Honduras, and Panama, as well as call centers and DCs to support the delivery business in certain areas. Since we participate equally in this business with a partner, we account for the activity under the equity method and venture sales of approximately $1.1 billion in 2012 are neither reflected in our revenues nor in our consolidated retail comparable store statistics. Our portion of joint venture results is included in Miscellaneous income, net in the Consolidated Statements of Operations.

During 2010, we entered into an amended shareholders’ agreement related to our venture in India such that control and ownership became equally shared. Accordingly, we deconsolidated the assets and liabilities of this entity from the 2010 year end balance sheet and account for this investment under the equity method.

The International Division has separate regional headquarters for Europe in The Netherlands and for Asia in Hong Kong.

International Division store and DC operations are summarized below:

	Office Supply Stores
	Open at Beginning of Period	Opened/ Acquired		Closed/ Changed Designation		Open at End of Period
Company-Owned Stores	137	7		47	(1)	97
Operated by Joint Ventures	195	21		1		215
Franchise and Licensing Arrangements	100	53	(1)	10		143

Total stores 2010	432	81		58		455

Company-Owned Stores	97	43	(2)	9		131
Operated by Joint Ventures	215	18		1		232
Franchise and Licensing Arrangements	143	45		5		183

Total stores 2011	455	106		15		546

Company-Owned Stores	131	4		12		123
Operated by Joint Ventures	232	16		—		248
Franchise and Licensing Arrangements	183	7		44	(3)	146

Total stores 2012	546	27		56		517

(1)	45 of these stores relate to Office Depot Israel which were changed to a licensing agreement.

(2)	40 of these stores relate to the acquisition of an entity in Sweden.

(3)	38 of these stores relate to the termination of the Thailand license agreement.

	Distribution Centers
	Open at Beginning of Period	Opened/ Acquired	Closed/ Deconsolidated		Open at End of Period
2010	39	1	14	(4)	26
2011	26	1	—		27
2012	27	1	5		23

(4)	10 of these locations relate to the deconsolidation of Office Depot India.

Merchandising

Our merchandising strategy is to meet our customers’ needs by offering a broad selection of nationally branded office products, as well as our own brands products and services. Our selection of own brand products has increased in breadth and level of sophistication over time. We currently offer general office supplies, computer supplies, business machines and related supplies, and office furniture under various labels, including Office Depot®, Viking Office Products®, Foray®, and Ativa®.

We classify our products into three categories: (1) supplies, (2) technology, and (3) furniture and other. The supplies category includes products such as paper, binders, writing instruments, school supplies, and ink and toner. The technology category includes products such as desktop and laptop computers, monitors, tablets, printers, cables, software, digital cameras, telephones, and wireless communications products. The furniture and other category includes products such as desks, chairs, and luggage, sales in our copy and print centers, and other miscellaneous items.

Total Company sales by product group were as follows:

	2012	2011	2010
Supplies	65.5%	65.1%	65.2%
Technology	20.9%	21.9%	22.4%
Furniture and other	13.6%	13.0%	12.4%

	100.0%	100.0%	100.0%

We buy substantially all of our merchandise directly from manufacturers and other primary suppliers, including direct sourcing of our own brands products from domestic and offshore sources. We also enter into arrangements with vendors that can lower our unit product costs if certain volume thresholds or other criteria are met. For additional discussion regarding these arrangements, refer to “Critical Accounting Policies” in Part II—Item 7. MD&A.

We operate separate merchandising functions in North America, Europe and Asia as well as in our joint ventures. Each group is responsible for selecting, purchasing and pricing merchandise as well as managing the product life cycle of our inventory. In recent years, we have increasingly used global offerings across all regions to further reduce our product cost while maintaining product quality.

We operate global sourcing offices in Shenzhen and Hangzhou, China, which allow us to better manage our product sourcing, logistics and quality assurance. These offices consolidate our purchasing power with Asian factories and, in turn, help us to increase the scope of our own brands offerings.

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

We perform periodic competitive pricing analyses to monitor each market, and prices are adjusted as necessary to adhere to our pricing philosophy and further our competitive positioning. We generally expect that our everyday pricing is competitive with other resellers of office products.

We acquire new customers by selectively mailing specially designed catalogs and by making on-premises sales calls to prospective customers. We also make outbound sales calls using dedicated agents through our telephone account management program. We obtain the names of prospective customers in new and existing markets through the purchase of selected lists from outside marketing information services and other sources as well as through the use of a proprietary mailing list system. We also acquire customers through e-mail marketing campaigns and online affiliates. No single customer in any of our Divisions accounts for more than 10% of our total sales or accounts receivable.

Our business is somewhat seasonal, with sales generally trending lower in the second quarter, following the “back-to-business” sales cycle in the first quarter and preceding the “back-to-school” sales cycle in the third quarter and the holiday sales cycle in the fourth quarter. Certain working capital components may build and recede during the year reflecting established selling cycles. Business cycles can and have impacted our operations and financial position when compared to other periods.

Copy and Print

Our North American retail stores contain a Copy & Print DepotTM offering printing, reproduction, mailing, shipping, and other services. This includes XeroxTM Certified Print Specialist associates to assist with digital imaging and printing and shipping services through UPS and the U.S. Postal Service. In addition to the in-store locations, we operate nine regional print facilities, which support copy and print orders taken in our North American Retail and North American Business Solutions Divisions. We also offer copy and print services to our customers in Europe through our e-commerce business and certain retail locations.

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

Industry and Competition

We operate in a highly competitive environment in all three Divisions. We believe that we compete favorably on the basis of price, service, relationships and selection. We compete with office supply stores, wholesale clubs, discount stores, mass merchandisers, Internet-based companies, food and drug stores, computer and electronics superstores and direct marketing companies. These companies, in varying degrees, compete with us in substantially all of our current markets.

Other office supply retail companies market similarly to us in terms of store format, pricing strategy, product selection and product availability in the markets where we operate, primarily those in the United States. We anticipate that in the future we will continue to face increased competition from these companies.

Internationally, we compete on a similar basis to North America. Outside of the United States, we sell through contract and catalog channels in 16 countries and operate retail stores, and in three of these countries we also sell through wholly-owned or majority-owned entities. Additionally, our International Division provides office products and services in 41 countries through joint ventures, licensing and franchise agreements, cross-border transactions, alliances and other arrangements.

Employees

As of January 26, 2013, we had approximately 38,000 employees worldwide. Our workforce is largely non-union and our labor relations are generally good. In certain international locations, changes in staffing or work arrangements may need approval of local works councils or other bodies.

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

Office Depot continues to implement environmental programs in line with our stated environmental vision to “increasingly buy green, be green and sell green” – including environmental sensitivity in our packaging, operations and sales offerings. Our ‘Green’ retail store prototype design is based on our Austin, Texas store, which received a Leadership in Energy and Environmental Design (LEED) Gold Certification from the United States Green Building Council in December 2008. In 2010, the United States Green Building Council awarded our global headquarters in Boca Raton, Florida a LEED Gold Certification under the Operations and Maintenance rating system and we were the first office supplies retailer with a headquarters building certified under any of the LEED rating systems. Additional information on our green product offerings can be found at www.officedepot.com/buygreen.

Available Information

We maintain a web site at www.officedepot.com. We make available, free of charge, on the “Investor Relations” section of our web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file or furnish such materials to the United States Securities and Exchange Commission (“SEC”). In addition, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, such as the company, that file electronically with the SEC. The address of that website is www.sec.gov.

Additionally, our corporate governance materials, including corporate governance guidelines; charters of the Audit, Compensation, Finance, and Corporate Governance and Nominating Committees; and code of ethical behavior may also be found under the “Investor Relations” section of our web site at www.officedepot.com.

Our Executive Officers

Neil R. Austrian — Age 73

Mr. Austrian has been Chairman and Chief Executive Officer since May 23, 2011 and he previously acted as Interim Chairman and Chief Executive Officer beginning November 1, 2010. Mr. Austrian has served as a Director since 1998. He also served as our Interim Chair and Chief Executive Officer from October 4, 2004 until March 11, 2005. Mr. Austrian served as President and Chief Operating Officer of the National Football League from April 1991 until December 1999. He was a Managing Director of Dillon, Read & Co. Inc. from October 1987 until March 1991. Mr. Austrian served as a director of Viking Office Products from January 1988 until August 1998 when Office Depot merged with Viking Office Products. He also serves as a director of The DirecTV Group (formerly Hughes Electronics Company).

Michael Allison — Age: 55

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

Elisa Garcia — Age: 55

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

Kim Moehler — Age: 44

Ms. Moehler was appointed Senior Vice President and Controller in March 2012. Ms. Moehler previously served as Senior Vice President, Finance- North American Retail and North America Financial Planning & Analysis since February 2012, and as Senior Vice President, Finance North American Retail from September 2006 until February 2012. From May 2000 through September 2006, Ms. Moehler served in director and vice president finance positions at the Company. Ms. Moehler joined the Company in February 1999 as Senior Manager, Budget & Finance Reporting. Before Office Depot, Ms. Moehler was with Advantica Corporation (owner of Denny’s restaurants), leaving as the Director of Field Finance. She is a licensed CPA and graduated from the University of North Carolina-Chapel Hill.

Michael Newman — Age: 56

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

Robert J. Moore — Age: 56

Mr. Moore is our Executive Vice President, marketing and Merchandising. He was appointed Executive Vice President and Chief Marketing Officer for Office Depot in July of 2011 and assumed responsibility for our Merchandising Operations in August 2012. Mr. Moore joined the Company as Interim Head of Marketing in April 2011. Prior to joining Office Depot, he ran his own marketing consulting practice from January 2009 to April 2011, and before that served as President of the U.S. Vision Care business from July 2007 to July 2008 and various senior executive positions since 2002. Mr. Moore’s experience also includes Executive Vice President of Marketing for Staples from 1999 to 2001 and Global VP Marketing and Product Design for Ray Ban Sunglass Group from 1996 to 1999.

Kevin Peters — Age: 55

Mr. Peters resigned from Office Depot effective January 4, 2013. He was appointed President, North American in July 2011. He previously served as President of the North American Retail Division since April 2010 and as Executive Vice President, Supply Chain and Information Technology since March 2009. He joined the Company in 2007 as Executive Vice President, Supply Chain. Prior to joining the Company, Mr. Peters spent five years in management roles at W.W. Grainger, including Senior Vice President, Supply Chain and Merchandising. Prior to W.W. Grainger, Mr. Peters spent 11 years at The Home Depot, serving as Vice President and General Manager, Home Depot Commercial Direct and Vice President Supply Chain and Merchandising.

Steven Schmidt — Age: 58

Mr. Schmidt was appointed President, International in November 2011 after serving as Executive Vice President, Corporate Strategy and New Business Development since July 2011, and as President, North American Business Solutions since July 2007. Prior to joining Office Depot, Mr. Schmidt spent 11 years with the ACNielsen Corporation, most recently serving as President and Chief Executive Officer. Prior to joining ACNielsen, Mr. Schmidt spent eight years at the Pillsbury Food Company, serving as President of its Canadian and Southeast Asian operations. He has also held management positions at PepsiCo and Procter & Gamble.

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

Declines in business and consumer spending could adversely affect our business and financial performance.

Our operating results and performance depend significantly on worldwide economic conditions and their impact on business and consumer spending. The decline in business and consumer spending resulting from the global recession has caused our comparable store sales to continue to decline from prior periods and we have experienced similar declines in most of our other domestic and international businesses. Our business and financial performance may continue to be adversely affected by current and future economic conditions and the level of consumer debt and interest rates, which may cause a continued or further decline in business and consumer spending.

Our business is highly competitive and failure to adequately differentiate ourselves or respond to shifting consumer demands could adversely impact our financial performance.

The office products market is highly competitive and we compete locally, domestically and internationally with office supply stores, including Staples and OfficeMax, wholesale clubs such as Costco and BJs, mass merchandisers such as Wal-Mart and Target, computer and electronics superstores such as Best Buy, Internet-based companies such as Amazon.com, food and drug stores, discount stores, and direct marketing companies. Many competitors have also increased their presence by broadening their assortments or broadening from retail into the delivery and e-commerce channels, while others have substantially greater financial resources to devote to sourcing, marketing and selling their products. Product pricing is also becoming ever more competitive, particularly among competitors on the Internet. In order to achieve and maintain expected profitability levels, we must continue to grow by adding new customers and taking market share from competitors. In addition, consumers are utilizing more technology and purchasing less paper, file storage and similar products. If we are unable to provide technology solutions and services that meet consumer needs or if we are unable to effectively compete, our sales and financial performance will be negatively impacted.

If we are unable to successfully maintain a relevant multichannel experience for our customers, our results of operations could be adversely affected.

With the increasing use of computers, tablets, mobile phones and other devices to shop in our stores and online, we offer full and mobile versions of our website (www.officedepot.com) and applications for mobile phones and tablets. In addition, we are increasing the use of social media as a means of interacting with our customers and enhancing their shopping experiences. Multichannel retailing is rapidly evolving and we must keep pace with the changing expectations of our customers and new developments by our competitors. If we are unable to attract and retain team members or contract third parties with the specialized skills needed to support our multichannel platforms, or are unable to implement improvements to our customer-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected. In addition, if our web site and our other customer-facing technology systems do not function as designed, we may experience a loss of customer confidence and satisfaction, data security breaches, lost sales or be exposed to fraudulent purchases, which could adversely affect our reputation and results of operations.

We do a significant amount of business with government entities and loss of this business could negatively impact our results.

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

If a significant number of our vendors demand accelerated payments or require cash on delivery, such demands could have an adverse impact on our operating cash flow and result in severe stress on our liquidity.

We purchase products for resale under credit arrangements with our vendors and have been able to negotiate payment terms that are approximately equal in length to the time it takes to sell the vendor’s products. When the global economy is experiencing weakness as it has over the last five years, vendors may seek credit insurance to protect against non-payment of amounts due to them. If we continue to experience declining operating performance, and if we experience severe liquidity challenges, vendors may demand that we accelerate our payment for their products. Borrowings under our existing credit facility could reach maximum levels under such circumstances, causing us to seek alternative liquidity measures, but we may not be able to meet our obligations as they become due until we secure such alternative measures.

A downgrade in our credit ratings or a general disruption in the credit markets could make it more difficult for us to access funds, refinance indebtedness, obtain new funding or issue securities.

Historically, we have generated positive cash flow from operating activities and have had access to broad financial markets that provide the liquidity we need to operate our business. Together, these sources have been used to fund operating and working capital needs, as well as invest in business expansion through new store openings, capital improvements and acquisitions. Due to the downturn in the global economy, our operating results have declined. Further deterioration in our financial results could negatively impact our credit ratings, our liquidity and our access to the capital markets. Certain of our existing indebtedness matures in 2013 and there can be no assurance that we will be able to refinance all or a portion of that indebtedness. If we are able to refinance all or a portion of that indebtedness, there is no assurance that we will be able to secure such refinancing on more favorable terms than the terms of our existing indebtedness.

A default under our credit facility could significantly restrict our access to funding and adversely impact our operations.

Our asset based credit facility contains a fixed charge coverage ratio covenant that is operative only when borrowing availability is below $125 million or prior to a restricted transaction, such as incurring additional indebtedness, acquisitions, dispositions, dividends, or share repurchases. The agreement also contains representations, warranties, affirmative and negative covenants, and default provisions. A breach of any of these covenants could result in a default under our credit agreement. Upon the occurrence of an event of default under our credit agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders were to accelerate the repayment of borrowings, we may not have sufficient assets to repay our asset based credit facility and our other indebtedness. Also, should there be an event of default, or a need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. Acceleration of our obligations under our credit facilities would permit the holders of our other material debt to accelerate their obligations.

Loss of key personnel could have an adverse impact on our business.

We depend on our executive management team and other key personnel, and the loss of certain personnel could result in the loss of management continuity and institutional knowledge. We depend heavily upon our retail labor force to identify new customers and provide desired products and personalized customer service to existing customers. The market for qualified employees, with the right talent and competencies, is highly competitive, and may subject us to increased labor costs during periods of low unemployment. The loss of the services of key employees or the inability to attract additional qualified managers may adversely affect our ability to conduct operations in our stores in accordance with the standards that we have set.

We also depend on our executive officers as well as other key personnel. Although certain members of our executive team have entered into agreements relating to their employment with us, most of our key personnel are not bound by employment agreements, and those with employment or retention agreements are bound only for a limited period of time. If we are unable to retain our key personnel, we may be unable to successfully develop and implement our business plans, which may have an adverse effect on our business.

Disruption of global sourcing activities or our own brands quality concerns could negatively impact brand reputation and earnings.

In recent years, we have substantially increased the number and types of products that we sell under our own brands including Office Depot® and other proprietary brands. Sources of supply may prove to be unreliable, or the quality of the globally sourced products may vary from our expectations and standards. Economic and civil unrest in areas of the world where we source such products, as well as shipping and dockage issues, could adversely impact the availability or cost of such products, or both. Moreover, as we seek indemnities from the manufacturers of these products, the uncertainty of realization of any such indemnity and the lack of understanding of U.S. product liability laws in certain parts of Asia make it more likely that we may have to respond to claims or complaints from our customers. Most of our goods imported to the U.S. arrive from Asia through ports located on the U.S. west coast and we are therefore subject to potential disruption due to labor unrest, security issues or natural disasters affecting any or all of these ports.

Changes in tax laws in any of the multiple jurisdictions in which we operate can cause fluctuations in our overall tax rate impacting our reported earnings.

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

We are subject to legal proceedings and legal compliance risks.

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

Failure to successfully manage our domestic and international business could have an adverse effect on our operations and financial results.

Circumstances outside of our control could negatively impact anticipated store openings, joint ventures and franchise arrangements. We cannot provide assurance that our new store openings, including some newly sized or formatted stores or retail concepts, will be successful. There may be unintended consequences of adding joint venture and franchising partners to the Office Depot model, such as the potential for compromised operational control in certain countries and inconsistent international brand image. These joint venture and franchise arrangements may also add complexity to our processes and may require unanticipated operational adjustments in the future that could adversely impact our operations and financial results.

We face such risks as foreign currency fluctuations, potential unfavorable foreign trade policies or unstable political and economic conditions.

As of December 29, 2012, we sold to customers in 59 countries throughout North America, Europe, Asia, Latin America, and Australia. We operate wholly-owned entities, majority-owned entities and participate in joint ventures and alliances globally. Sales from our operations outside the U.S. are denominated in local currency, which must be translated into U.S. dollars for reporting purposes and therefore our consolidated earnings can be significantly impacted by fluctuations in world currency markets. We are required to comply with multiple foreign laws and regulations that may differ substantially from country to country, requiring significant management attention and cost. In addition, the business cultures in certain areas of the world are different than those that prevail in the U.S., and we may be at a competitive disadvantage against other companies that do not have to comply with standards of financial controls or business integrity that we are committed to maintaining as a U.S. publicly traded company.

Changes in the regulatory environment may increase our expenses and may negatively impact our business.

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

Healthcare reform legislation could adversely affect our future profitability and financial condition.

Rising healthcare costs and interest in universal healthcare coverage in the United States have resulted in government and private sector initiatives proposing significant healthcare reforms. The Patient Protection and Affordable Care Act, signed into law on March 23, 2010, is expected to increase our annual employee health care costs, with the most significant increases commencing in 2014. We cannot predict the extent of the effect of this statute, or any future state or federal healthcare legislation or regulation, will have on us. However, an expansion in government’s role in the U.S. healthcare industry could result in significant long-term costs to us, which could in turn adversely affect our future profitability and financial condition.

Increases in fuel and other commodity prices could have an adverse impact on our earnings.

We operate a large network of stores and delivery centers around the globe. As such, we purchase significant amounts of fuel needed to transport products to our stores and customers as well as shipping costs to import products from overseas. While we may hedge our anticipated fuel purchases, the underlying commodity costs associated with this transport activity have been volatile in recent years and disruptions in availability of fuel could cause our operating costs to rise significantly to the extent not covered by our hedges. Additionally, other commodity prices, such as paper, may increase and we may not be able to pass along such costs to our customers. Fluctuations in the availability or cost of our energy and other commodity prices could have a material adverse effect on our profitability.

Disruptions of our computer systems could adversely affect our operations.

We rely heavily on computer systems to process transactions, manage our inventory and supply-chain and to summarize and analyze our global business. Certain systems are at or near the end of life and need to be replaced. If our systems are damaged or fail to function properly, or, if we do not replace or upgrade certain systems, we may incur substantial costs to repair or replace them and may experience an interruption of our normal business activities or loss of critical data. We are undertaking certain system enhancements and conversions to increase productivity and efficiency, that, if not done properly, could divert the attention of our workforce during development and implementation and constrain for some time our ability to provide the level of service our customers demand. Also, once implemented, the new systems and technology may not provide the intended efficiencies or anticipated benefits and could add costs and complications to our ongoing operations.

A breach of our information technology systems could adversely affect our reputation, business partner and customer relationships and operations and result in high costs.

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

We have instituted safeguards for the protection of such information. These security measures may be compromised as a result of third party security breaches, burglaries, malfeasance, faulty password management, misappropriation of data by employees, vendors or unaffiliated third-parties, or other irregularity, and result in persons obtaining unauthorized access to our data or accounts. Despite instituted safeguards for the protection of such information, we cannot be certain that all of our systems and those of our vendors and unaffiliated third-parties are entirely free from vulnerability to attack. We may experience a breach of our systems and may be unable to protect sensitive data. Moreover, an alleged or actual data security breach that affects our systems or results in the unauthorized release of personal information could:

•	increase costs of doing business,

•

materially damage our reputation and brand, negatively affect customer satisfaction and loyalty, expose us to negative publicity, individual claims or consumer class actions, administrative, civil or criminal investigations or actions, and infringe on proprietary information.

Our business could be disrupted due to weather related factors.

Our operations are heavily concentrated in the southern U.S. (including Florida and the Gulf Coast). As such, we may be more susceptible than some of our competitors to the effects of tropical weather disturbances, such as hurricanes. In addition, winter storm conditions in areas that have a large concentration of our business activities could also result in lost retail sales, supply chain constraints or other business disruptions. We believe that we have taken reasonable precautions to prepare for weather-related events, but our precautions may not be adequate to mitigate the adverse effect of such events in the future.

The unionization of a significant portion of our workforce could increase our overall costs and adversely affect our operations.

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

The Series A and Series B Preferred Stock that we sold in June 2009 to funds advised by BC Partners, Inc. (the “Investors”) were immediately convertible into shares of our common stock at an initial conversion price of $5.00 per share (subject to a conversion cap). The investment equates to a potential current ownership interest of approximately 22%, assuming the full conversion of each series of preferred stock into the Company’s common stock. Any sales in the public market of the shares of common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.

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

We also entered into a related Investor Rights Agreement pursuant to which we granted certain rights to the Investors that may restrain our ability to take certain actions in the future. Subject to certain exceptions, for so long as the Investors’ ownership percentage is equal to or greater than 10%, the approval of at least one of the directors designated to our Board of Directors by the Investors is required for the Company to incur any indebtedness for borrowed money in excess of $200 million in the aggregate during any fiscal year if the ratio of the consolidated debt of the Company to the trailing four quarter adjusted EBITDA of the Company, on a consolidated basis, is more than 4x. In addition, for so long as the Investors’ ownership percentage is (i) equal to or greater than 15%, the Investors are entitled to nominate three directors, (ii) less than 15% but more than 10%, two directors and (iii) less than 10% but more than 5%, one director. There can be no assurance that the interests of the Investors are aligned with those of our other shareholders. Investor interests can differ from each other and from other corporate interests and it is possible that the Investors may have interests that differ from management and those of other shareholders. If the Investors were to sell, or otherwise transfer, all or a large percentage of their holdings, our stock price could decline and we could find it difficult to raise capital, if needed, through the sale of additional equity securities.

We have incurred significant impairment charges and we continue to incur significant impairment charges.

During 2012, we recognized non-cash asset impairment charges in our North American Retail Division of approximately $123.4 million. These charges reflect greater than anticipated downturns in sales at certain lower performing stores. We recognized store asset impairment charges in the North American Retail Division of $11 million during 2011. We assess past performance and make estimates and projections of future performance quarterly at an individual store level. Reduced sales, our shift in strategy to be less promotional, as well as competitive factors and changes in consumer spending habits resulted in a downward adjustment of anticipated future cash flows for the individual stores that resulted in the impairment. We foresee challenges in the market and economy that could adversely impact our operations. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or if we commit to a more aggressive store downsizing strategy, including allocating capital to further modify store formats, additional impairment charges may result. Additionally, the Company has $64.3 million of goodwill at December 29, 2012, with $44.9 million in the International Division. We measure goodwill for impairment annually in the fourth quarter or earlier if indicators of possible impairment are identified. Changes in the numerous variables associated with the judgments, assumptions and estimates we make, in assessing the appropriate valuation of our goodwill, including changes resulting from macroeconomic challenges in international markets, or disposition of components within reporting units, could in the future require a reduction of goodwill and recognition of related non-cash impairment charges. If we were required to further impair our store assets or our goodwill, it could have a material adverse effect on our business and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth our retail stores by location as of December 29, 2012.

STORES

State/Country	#	State/Country	#
UNITED STATES:
Alabama	21	New Jersey	11
Alaska	2	New Mexico	7
Arizona	4	New York	8
Arkansas	12	North Carolina	38
California	142	North Dakota	2
Colorado	41	Ohio	13
Connecticut	3	Oklahoma	17
Delaware	1	Oregon	18
District of Columbia	1	Pennsylvania	11
Florida	144	Puerto Rico	6
Georgia	49	South Carolina	20
Hawaii	4	South Dakota	1
Idaho	6	Tennessee	27
Illinois	43	Texas	155
Indiana	22	Utah	9
Iowa	3	Virginia	23
Kansas	7	Washington	36
Kentucky	21	West Virginia	2
Louisiana	38	Wisconsin	14
Maryland	25	Wyoming	3

Massachusetts	1	TOTAL UNITED STATES	1,112
Michigan	20
Minnesota	8	INTERNATIONAL
Mississippi	19	FRANCE	54
Missouri	25	SOUTH KOREA	18
Montana	4	SWEDEN	51

Nebraska	6	TOTAL INTERNATIONAL	123
Nevada	19

As of December 29, 2012, we had 15 North American supply chain facilities in 12 U.S. states which support our North American Retail and North American Business Solutions Divisions. As of December 29, 2012, we also had 23 DCs in 13 countries outside of the United States, which support our International Division. The following tables set forth the locations of our supply chain facilities as of December 29, 2012.

DCs (United States)

State	#	State	#
Arizona	1	Minnesota	1
California	2	Ohio	1
Colorado	1	Pennsylvania	1
Florida	1	Texas	2
Georgia	1	Washington	1

Illinois	1	TOTAL	13

Crossdock Facilities (United States)

State	#
Florida	1
Mississippi	1

TOTAL	2

International DCs

Country	#	Country	#
Belgium	1	South Korea	1
China	4	Spain	1
Czech Republic	1	Sweden	1
France	5	Switzerland	1
Germany	2	The Netherlands	1
Ireland	1	United Kingdom	3

Italy	1	TOTAL	23

Our corporate offices in Boca Raton, Florida consist of approximately 625,000 square feet of leased office space. We also lease a corporate office in Venlo, The Netherlands which is approximately 210,000 square feet and we lease other administrative offices. Each of our facilities is considered to be in good condition, adequate for its purpose and suitably utilized according to the individual nature and requirements of the relevant operations.

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

In addition, in the ordinary course of business, our sales to and transactions with government customers may be subject to lawsuits, investigations, audits and review by governmental authorities and regulatory agencies, with which we cooperate. Many of these lawsuits, investigations, audits and reviews are resolved without material impact to the company. While claims in these matters may at times assert large demands, we do not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect our financial position, results of our operations or cash flows. In addition to the foregoing, State of California et. al. ex. rel. David Sherwin v. Office Depot was filed in Superior Court for the State of California, Los Angeles County, and unsealed on October 19, 2012. This action seeks as relief monetary damages. This lawsuit relates to allegations regarding certain pricing practices in California under a now expired agreement that was in place between January 2, 2006 and January 1, 2011, pursuant to which state, local and non-profit agencies purchased office supplies (the “Purchasing Agreement”) from us. This action seeks as relief monetary damages. This lawsuit, which is now pending in the United States District Court for the Central District of California after a Notice of Removal filed by the Company. We believe that adequate provisions have been made for probable losses on one claim in this matter and such amounts are not material. However, in light of the early stages of the other claims and the inherent uncertainty of litigation, we are unable to reasonably determine the full effect of the potential liability in the matter. Office Depot intends to vigorously defend itself in this lawsuit and filed motions to dismiss. Additionally, during the first quarter of 2011, we were notified that the United States Department of Justice (“DOJ”) commenced an investigation into certain pricing practices related to the Purchasing Agreement. We have cooperated with the DOJ on this matter.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ODP.” As of the close of business on January 26, 2013, there were 6,255 holders of record of our common stock. The last reported sale price of the common stock on the NYSE on January 26, 2013 was $4.37.

The following table sets forth, for the periods indicated, the high and low sale prices of our common stock. These prices do not include retail mark-ups, markdowns or commission.

	High	Low
2012
First Quarter	$3.81	$2.08
Second Quarter	3.50	1.98
Third Quarter	2.85	1.51
Fourth Quarter	3.62	2.24
2011
First Quarter	$6.10	$4.77
Second Quarter	4.74	3.33
Third Quarter	4.42	2.05
Fourth Quarter	2.58	1.80

We have never declared or paid cash dividends on our common stock and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Our Amended Credit Agreement allows payment of cash dividends on preferred stock and share repurchases, in an aggregate amount of $75 million per fiscal year subject to the satisfaction of certain liquidity requirements. Additionally, at December 29, 2012, pursuant to an indenture, dated as of March 14, 2012, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, the Company is allowed to pay cash dividends of up to approximately $66 million (adjusted in future periods for earnings and other factors as defined in the agreement). Further, so long as investors in our redeemable preferred stock own at least 10% of the common stock voting rights, on an as-converted basis, the affirmative vote of a majority of the shares of preferred stock then outstanding and entitled to vote is required for the declaration or payment of a dividend on common stock if dividends on the preferred stock have not been paid in full in cash.

The foregoing graph shall not be deemed to be filed as part of this Annual Report and does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate the graph by reference.

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial data at and for each of the five fiscal years in the period ended December 29, 2012. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto and MD&A, included in Items 7 and 8 of this Annual Report, respectively.

(In thousands, except per share amounts and statistical data)	2012	2011(1)	2010	2009	2008
Statements of Operations Data:
Sales	$10,695,652	$11,489,533	$11,633,094	$12,144,467	$14,495,544
Net earnings (loss) (2)(3)(4)(5)(6)	$(77,120)	$95,691	$(46,205)	$(598,724)	$(1,481,003)
Net earnings (loss) attributable to Office Depot, Inc. (2)(3)(4)(5)(6)	$(77,111)	$95,694	$(44,623)	$(596,465)	$(1,478,938)
Net earnings (loss) available to common shareholders (2)(3)(4)(5)(6)	$(110,045)	$59,989	$(81,736)	$(626,971)	$(1,478,938)

Net earnings (loss) per share:
Basic	$(0.39)	$0.22	$(0.30)	$(2.30)	$(5.42)
Diluted	$(0.39)	$0.22	$(0.30)	$(2.30)	$(5.42)

Statistical Data:
Facilities open at end of period:
United States:
Office supply stores	1,112	1,131	1,147	1,152	1,267
Distribution centers	13	13	13	15	20
Crossdock facilities	2	2	3	6	12
International(7):
Office supply stores	123	131	97	137	162
Distribution centers	23	27	26	39	43
Call centers	21	22	25	29	27

Total square footage — North American Retail Division	25,518,027	26,556,126	27,559,184	28,109,844	30,672,862

Percentage of sales by segment:
North American Retail Division	41.7%	42.4%	42.7%	42.1%	42.2%
North American Business Solutions Division	30.0%	28.4%	28.3%	28.7%	28.6%
International Division	28.3%	29.2%	29.0%	29.2%	29.2%

Balance Sheet Data:
Total assets	$4,010,779	$4,250,984	$4,569,437	$4,890,346	$5,268,226
Long-term debt, excluding current maturities	485,331	648,313	659,820	662,740	688,788
Redeemable preferred stock, net	386,401	363,636	355,979	355,308	—

(1)	Includes 53 weeks in accordance with our 52 — 53 week reporting convention.

(2)

Fiscal year 2012 Net earnings (loss), Net earnings attributable to Office Depot, Inc., and Net earnings available to common shareholders include approximately $139 million of asset impairment charges, $63 million net gain on purchase price recovery and $56 million of charges related to closure costs and process improvement activity. Refer to MD&A for additional information.

(3)

Fiscal year 2011 Net earnings (loss), Net earnings attributable to Office Depot, Inc., and Net earnings available to common shareholders includes approximately $58 million of charges relating to facility closure and process improvement activity. Additionally, approximately $123 million of tax and interest benefits were recognized associated with settlements and removal of contingencies and valuation allowances. Refer to MD&A for additional information.

(4)

Fiscal year 2010 Net earnings (loss), Net loss attributable to Office Depot, Inc., and Net loss available to common shareholders include charges of approximately $87 million, including approximately $51 million for the write-off of Construction in Progress related to developed software. Additionally, tax benefits and interest reversals of approximately $41 million were recognized from settlements. Refer to MD&A for additional information.

(5)

Fiscal year 2009 Net earnings (loss), Net loss attributable to Office Depot, Inc., and Net loss available to common shareholders include charges of approximately $253 million relating to facility closures and other items and approximately $322 million to establish valuation allowances on certain deferred tax assets.

(6)

Fiscal year 2008 Net loss attributable to Office Depot, Inc. and Net loss available to common shareholders include impairment charges for goodwill and trade names of $1.27 billion and other asset impairment charges of $222 million.

(7)	Facilities of wholly-owned or majority-owned entities operated by our International Division.

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

Our fiscal year results are based on a 52- or 53-week retail calendar ending on the last Saturday in December. Fiscal year 2011 is based on 53 weeks, with a 14-week fourth quarter. Fiscal years 2012 and 2010 include 52 weeks. Our comparable store sales relate to stores that have been open for at least one year. Stores are removed from the comparable sales calculation during remodeling and if significantly downsized. A summary of factors important to understanding our results for 2012 is provided below. The comparisons to prior years are discussed in the narrative that follows this overview.

•	Total Company sales were $10.7 billion in 2012, down 7% compared to 2011. The 53rd week added approximately $140 million of sales in 2011. Total Company sales decreased 1% in 2011 compared to 2010.

•

Sales for 2012 compared to 2011 declined 8% in the North American Retail Division and 1% in the North American Business Solutions Division. Comparable store sales in the North American Retail Division decreased 5% in 2012. International Division sales decreased 10% in U.S. dollars and 5% in constant currencies.

•

Gross margin for 2012 improved approximately 50 basis points compared to 2011, following a 100 basis point increase from 2010. The increase in 2012 primarily reflects improvement from reduced promotional activity, lower property costs and changes in the mix of sales channels and products sold.

•

We recognized charges of approximately $56 million in 2012, primarily related to restructuring-related activity in the International Division and restructuring and process improvement actions at the corporate level. Charges recognized in 2011 and 2010 totaled approximately $58 million and $87 million, respectively.

•

Non-cash asset impairment charges of $139 million were recorded in 2012, with $123 million recognized in the North American Retail Division and $15 million recognized in the International Division. Refer to the Retail Strategy discussion below for additional information.

•

We also settled a dispute related to a 2003 acquisition which resulted in a gain of $68 million being recognized in 2012 as Recovery of purchase price. A related expense of $5 million was reported in General and administrative expenses. Cash received from this settlement was contributed to the acquired pension plan, resulting in the plan being in a net funded position of approximately $8 million at December 29, 2012.

•

The effective tax rate for 2012 was negative 2%, reflecting the impact of valuation allowances in the U.S. and certain international jurisdictions, as well as the non-taxable recovery of purchase price and a benefit recognized from an approved tax loss carryback. Tax and related interest benefits of approximately $123 million were recognized in 2011 from the reversal of uncertain tax position accruals and the release of valuation allowances. Because of the valuation allowances, the Company continues to experience significant effective tax rate volatility within the year and across years.

•	At the end of 2012, we had $670.8 million in cash and cash equivalents and $699.4 million available on our asset based credit facility. Cash flow from operating activities was $179.3 million for 2012.

OPERATING RESULTS

Discussion of additional income and expense items, including material charges and credits and changes in interest and taxes follows our review of segment results.

We are currently evaluating changes to the measurement of Division operating income in our management reporting. Under this consideration, which may be implemented in 2013, a significant amount of costs currently managed at the corporate level could be allocated to the Divisions and certain allocation methodologies updated. When the analysis is compete, prior period reported information may be recast for comparison, using updated allocations to prior periods where appropriate.

NORTH AMERICAN RETAIL DIVISION

(In millions)	2012	2011	2010
Sales	$4,457.8	$4,870.2	$4,962.8
% change	(8)%	(2)%	(3)%

Division operating income	$12.2	$134.8	$127.5
% of sales	0.3%	2.8%	2.6%

Sales in our North American Retail Division decreased 8% in 2012, 2% in 2011 and 3% in 2010. Fiscal year 2011 included a 53rd week based on our retail calendar, compared to 52 weeks in 2012 and 2010. This additional week added approximately $78 million of sales in fiscal year 2011. The decline in total sales in 2012 and 2011 reflects the closing of 23 and 25 stores, respectively. Comparable store sales in 2012 from the 1,079 stores that were open for more than one year decreased 5%. Comparable store sales in 2011 from the 1,107 stores that were open for more than one year decreased 2%, with the fourth quarter down 5% compared to the prior year. Transaction counts were lower in both 2012 and 2011, consistent with the comparable store sales declines. Sales in Copy and Print Depot increased in both 2012 and 2011, while sales of technology products, technology peripheral items, furniture and some office supplies declined in both periods. Our decision to reduce promotions in select categories contributed to lower sales in both 2012 and 2011.

The North American Retail Division reported operating income of approximately $12 million in 2012, $135 million in 2011 and $128 million in 2010. Division operating income in 2012 included approximately $123 million of asset impairment charges, compared to $11 million in 2011 and $2 million in 2010. Additional information on the 2012 impairment charge is provided in the Retail Strategy discussion below. Division operating income for 2012 included approximately $2 million of severance and other charges, while 2011 included approximately $12 million of charges associated with the closure of stores in Canada. Gross margins increased in both 2012 and 2011 from lower promotional activity and a change in the mix of sales away from technology products, as well as continuing benefits from lower occupancy costs. Operating expenses in 2012 included lower supply chain costs and lower payroll and variable pay. Operating expenses in 2011 included severance and other costs associated with the store closures in Canada, higher variable based pay and incremental costs incurred to drive increased customer focused selling activities. These costs were offset by a positive contribution from the 53rd week in 2011, decreased advertising expenses and other favorable items including benefits recognized from changes to our private label credit card program. Division operating income in all periods was negatively affected by the impact our sales volume decline had on gross margin and operating expenses (the “flow through” impact).

At the end of 2012, we operated 1,112 retail stores in the U.S. We opened 4 new stores during 2012 and 9 stores during 2011. We closed 23 stores in North America during 2012. We closed 25 stores in North America during 2011, including the 12 stores in Canada.

Retail Strategy

As consumers have shifted their buying patterns, we have been developing new store formats to satisfy changing customer needs and shopping behavior. We now have almost 80 stores in small- to mid-sized store formats. The inventory selections in these stores are the higher-volume items that customers seek and the stores provide for an expanded services offering. At the stores, customers also have the ability to order our inventory products from our web site. We continue to make modifications to these prototypes.

During 2012, the North American Retail Division conducted a review of each store location and developed a revised retail strategy (the “NA Retail Strategy”). Approximately 40% of the stores in our portfolio have leases that will be at an optional renewal period within the next three years and 65% within the next five years. Each location was reviewed for a decision to retain as currently configured and located, downsize to either small or mid-size format, relocate, remodel, or close at the end of the base lease term.

The result of this analysis is a plan to downsize approximately 275 locations to small-format stores at the end of their current lease term over the next three years and an additional 165 locations over the following two years. Approximately 60 locations will be down-sized or relocated to the mid-sized format over three years and another 25 over the following two years. We anticipate closing approximately 50 stores as their base lease period ends. The remaining stores in the portfolio are anticipated to remain as configured, be remodeled or have base lease periods more than five years in the future. Future market conditions may impact any of the decisions used in this analysis. Downsizing and closing stores likely will result in lower reported sales in future periods. Downsized locations will be removed from the comparable store sales calculation until the one year comparable period is reached at the new store size. The NA Retail Strategy includes anticipated capital expenditures of approximately $60 million per year for the next five years.

These decisions to modify the store portfolio have impacted our store impairment analysis which is prepared at an individual store level. The cash flow time horizon for stores expected to be closed, relocated or downsized has been reduced to the base lease period, eliminating renewal option periods from the calculation, where applicable. The current outlook on sales is a decline of 4% in the first year. The projected sales continue to be negative for the second year, but are on an improving trend. This trend reflects our view that a portion of the sales previously made in our retail locations may be migrating to our online and other channels, but because those sales are not fulfilled out of the retail store, they are not considered cash flow sources in this impairment analysis. Gross margin assumptions have been held constant at our current actual levels and we have assumed operating costs consistent with recent actual results and planned activities.

In addition to the impact of our real estate strategy on asset impairments, certain remaining assets will now be depreciated over a shorter period of time. We anticipate incremental accelerated depreciation of approximately $8 million and $4 million in 2013 and 2014, respectively. Because the NA Retail Strategy is based on taking actions at the end of the location’s lease term, we do not expect significant closed store lease accruals. However, we do anticipate volatility in results in future periods as certain accounting criteria are met. For example, certain locations with some level of impairment are facilities accounted for as capital leases. We no longer expect to stay in the location beyond the base lease period but accounting rules limit the reconsideration of the capital lease term in periods prior to a formal lease modification. This current period impairment charge related to these leased assets will be followed by a credit to income in a future period from release of the accrued capital lease obligations when the option periods are not exercised and the leases are terminated. Additionally, operating leases with scheduled rent increases result in higher expense and establishment of a deferred rent credit in early years that is reversed in later years, resulting in a straight-line rent expense. If a location closes or relocates at the end of the base lease term, this credit will be released to income at that time. Deferred rent credits for renegotiated lease arrangements with the existing landlord will be amortized over the new lease period.

To the extent that forward-looking sales and operating assumptions in the current portfolio are not achieved and are subsequently reduced, or more stores are closed, additional impairment charges may result. Of the 380 stores with some level of impairment recognized in 2012, approximately 130 have remaining asset values of approximately $35 million that will be depreciated over their shortened estimated useful lives. These and other lower-performing locations are particularly sensitive to changes in projected cash flows over this period and additional impairment is possible in future periods if results are below projections. Store performance lower than current projections may also result in additional 2013 quarterly asset impairment charges. However, at the end of 2012, the impairment analysis reflects the company’s best estimate of future performance, including the intended future use of the company’s retail stores.

NORTH AMERICAN BUSINESS SOLUTIONS DIVISION

(In millions)	2012	2011	2010
Sales	$3,214.9	$3,262.0	$3,290.4
% change	(1)%	(1)%	(6)%

Division operating income	$193.0	$145.1	$96.5
% of sales	6.0%	4.4%	2.9%

Sales in our North American Business Solutions Division decreased 1% in 2012, 1% in 2011 and 6% in 2010. The 53rd week added approximately $34 million of sales to the Division in 2011. Total sales in both the direct and contract channels decreased slightly in 2012 after considering the 53rd week in 2011. Direct channel sales increased in 2011, while contract sales were lower compared to 2010. Sales to large and global accounts increased in both 2012 and 2011. However, sales to state and local government accounts decreased in both periods reflecting continuation of budgetary pressures. Sales to small-to medium-sized businesses decreased in 2012 and increased in 2011, reflecting the 53rd week of sales in 2011. During 2011, through alternative non-exclusive purchasing arrangements, the Division retained approximately 87% of the revenue from customers formerly associated with a legacy public sector purchasing cooperative. This retention rate is inclusive of declines due to public sector spending and budget constraints, which impacted these customers as well as our other public sector customers. Sales in the contract channel, other than to customers buying under these purchasing arrangements, were positive for 2011. On a product category basis, in 2012, copy and print, cleaning and breakroom comparable sales increased, while sales in the supplies category decreased. Furniture sales decreased slightly. For 2011, sales of cleaning and break room products and certain office supplies increased while ink and toner, furniture, paper and other office supply categories decreased.

Division operating income totaled $193 million in 2012, $145 million in 2011, and $97 million in 2010. The 2012 increase in Division operating income reflects gross margin benefits from reduced promotions and margin improvement initiatives, as well as lower supply chain, advertising and other costs, partially offset by certain severance and process improvement costs. The increase in 2011 reflects the impact of a change in the mix of product sales to the direct channel, lower operating expenses, a change of mix of customers in the contract channel, and positive impacts from our margin improvement initiatives. Lower selling, distribution and advertising expenses were incurred in 2011 compared to 2010. Many of these operating expense reductions reflect initiatives put in place in prior periods to improve efficiency and productivity. Also, fiscal year 2011 included benefits discrete to the period from removing recourse provisions and changing terms and conditions in the Office Depot private label credit card program and adjustments relating to customer incentives. The impact of the 53rd week was relatively neutral to the Division’s overall operating income for 2011.

INTERNATIONAL DIVISION

(In millions)	2012	2011	2010
Sales	$3,022.9	$3,357.4	$3,379.8
% change	(10)%	(1)%	(5)%
% change in constant currency sales	(5)%	(5)%	(2)%

Division operating income	$49.3	$92.9	$110.8
% of sales	1.6%	2.8%	3.3%

Sales in our International Division in U.S. dollars decreased 10% in 2012, 1% in 2011 and 5% in 2010. Constant currency sales decreased 5% in 2012, 5% in 2011 and 2% in 2010. The 53rd week added approximately $28 million to total Division sales in 2011. The comparison of sales in 2011 to 2010 is also impacted by the sale and deconsolidation of operations in Israel and Japan in the fourth quarter of 2010 and the acquisition of operations in Sweden in the first quarter of 2011. Contract channel sales in constant currencies decreased 2% in 2012 and increased 3% in 2011. The 2012 decrease reflects competitive pressures and soft economic conditions in Europe. The 2011 increase reflects growth in field sales as a result of added staff, as well an acquisition in Sweden. Constant currency sales in the direct channel declined 10% in 2012 and 6% in 2011. Addressing this trend in the direct channel sales has been a point of focus throughout 2012 and improvements have been seen in both the third and fourth quarters of the year. We will continue to dedicate resources to improving sales in this channel.

Division operating income totaled approximately $49 million in 2012, $93 million in 2011, and $111 million in 2010. Division operating income for 2012 and 2011 includes charges of approximately $49 million and $31 million, respectively. The 2012 charges relate to restructuring-related activities, as well as $14 million of asset impairments. As a result of slowing economic conditions in Sweden and certain integration difficulties, in the third quarter of 2012, we re-evaluated remaining balances of acquisition-related intangible assets. Based on this analysis, which included a decline in projected sales and profitability for this acquired business, we concluded that cash flows would be insufficient to recover the assets over their expected use period. The 2011 charges primarily related to severance and other costs associated with facility closures and streamlining processes.

The decreases in Division operating income in 2012, 2011 and 2010 were impacted by the flow through impact of lower sales levels. Gross profit as a percent of sales decreased in 2012 and increased in 2011. The decrease in 2012 primarily reflects a shift in the mix of sales away from the direct channel. The increase in 2011 results from acquisition and disposition activity and a change in the mix of direct and contract sales, product costs not passed along to customers, partially offset by lower occupancy costs. Operating expenses decreased across the Division in both 2012 and 2011, reflecting benefits from restructuring activities initiated in prior periods.

For U.S. reporting, the International Division’s sales are translated into U.S. dollars at average exchange rates experienced during the year. The Division’s reported sales were negatively impacted by approximately $160 million in 2012 and positively impacted by $147 million in 2011 from changes in foreign currency exchange rates. Internally, we analyze our international operations in terms of local currency performance to allow focus on operating trends and results.

CORPORATE AND OTHER

Asset Impairments, Severance, Other Charges and Credits

In recent years, we have taken actions to adapt to changing and increasingly competitive conditions experienced in the markets in which the Company serves. These actions include closing stores and distribution centers (“DCs”), consolidating functional activities, disposing of businesses and assets, and taking actions to improve process efficiencies. Additionally, during 2012, we recognized significant asset impairment charges in the North American Retail Division and International Division and recognized a gain from the resolution of a dispute related to a 2003 acquisition.

The impact of asset impairments, severance and other charges and credits on Operating income (loss) recognized by line item presentation in the Consolidated Statements of Operations are as follows.

(In millions)	2012	2011	2010
Cost of goods sold and occupancy costs	$—	$2	$—
Store and warehouse operating and selling expenses	22	25	14
Recovery of purchase price	(68)	—	—
Asset impairments	139	—	51
General and administrative expenses	34	31	22

Total charges and credits impact on Operating income (loss)	$127	$58	$87

The 2012 charges and credits relate to $68.3 million recovery of purchase price, $138.5 million asset impairments, restructuring-related activity, store closures, and process improvement actions at the corporate level. Non-cash asset impairment charges of $138.5 million includes $123.4 million in the North American Retail Division related to the NA Retail Strategy and under-performing stores and $15.1 million recognized in the International Division, as discussed above. Refer to Note I of the Consolidated Financial Statements for additional information.

Recovery of Purchase Price

The sale and purchase agreement (“SPA”) associated with a 2003 European acquisition included a provision whereby the seller was required to pay an amount to the company if a specified acquired pension plan was calculated to be underfunded based on 2008 plan data. The amount calculated by the plan’s actuary was disputed by the seller but upheld by an independent arbitrator. The seller continued to dispute the award until both parties reached a settlement agreement in January 2012 and the seller paid approximately GBP 37.7 million to the company, including GBP 5.5 million placed in escrow in 2011. Under the terms of the SPA, and in agreement with the pension plan trustees, the company contributed the cash received, net of certain fees, to the pension plan. This contribution caused the plan to go from a net liability position at the end of 2011 to a net asset position of approximately $8 million at December 29, 2012. Because goodwill associated with this transaction was fully impaired in 2008, this recovery is recognized in the 2012 statement of operations. Also, consistent with the presentation in 2008, this recovery is reported at the corporate level and not included in the determination of International Division operating income.

The $68.3 million Recovery of purchase price includes recognition of the cash received from the seller, certain fees incurred and reimbursed, as well as the release of an accrued liability as the settlement agreement releases any and all claims under the SPA. An additional expense of approximately $5.2 million related to this arrangement is included in General and administrative expenses, resulting in a net increase in operating income for 2012 of $63.1 million. The transaction is treated as a non-taxable return of purchase price for tax purposes.

The cash payment from the seller was received by a subsidiary of the company with the Euro as its functional currency and the pension plan funding was made by a subsidiary with Pound Sterling as its functional currency, resulting in certain translation differences between amounts reflected in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for 2012. The receipt of cash from the seller is presented as a source of cash in investing activities. The contribution of cash to the pension plan is presented as a use of cash in operating activities. Refer to Note H of the Consolidated Financial Statements for additional information.

Charges in 2011 and 2010

The 2011 charges primarily relate to the consolidation and elimination of functions in Europe, the closure of stores in Canada and Company-wide process improvement initiatives. In the Consolidated Statements of Operations, for comparability to the 2012 presentation, we have reclassified $11.4 million related to 2011 store level impairment to Asset impairments line, which was previously reported in Store and warehouse operating and selling expenses in the Consolidated Statements of Operations. However, those asset impairment charges have not been reflected in the table above.

The charges in 2010 include $51 million for the abandonment of a certain software application, $23 million for losses on the disposal of operating entities in Israel and Japan, as well as $13 million of compensation-related costs following the departure of the Company’s former CEO.

The following table indicates the amount of charges and credits included in the determination of Division operating income and recognized at the corporate level:

(In millions)	2012	2011	2010
North American Retail Division	$125	$12	$—
North America Business Solutions Division	3	—	—
International Division	49	31	23
Corporate level, recovery of purchase price	(68)	—	—
Corporate level, other	18	15	64

Total charges and credits impact on Operating income	$127	$58	$87

General and Administrative Expenses

Total general and administrative expenses (“G&A”) decreased to $673 million in 2012 from $689 million in 2011. The portion of G&A expenses considered directly or closely related to division activity is included in the measurement of Division operating income. Other companies may charge more or less G&A expenses and other costs to their segments, and our results therefore may not be comparable to similarly titled measures used by other companies. The remainder of the total G&A expenses are considered corporate expenses. A breakdown of G&A is provided in the following table:

(In millions)	2012	2011	2010
Division G&A	$326.9	$362.6	$342.2
Corporate G&A	345.9	326.0	316.6

Total G&A	672.8	688.6	658.8
% of sales	6.3%	6.0%	5.7%

As noted above in “Asset Impairments, Severance, Other Charges and Credits”, total G&A expenses include charges of $34 million, $31 million, and $22 million in 2012, 2011, and 2010, respectively. Of these amounts, approximately $16 million was included in Division G&A for 2012, $17 million in 2011, and $9 million in 2010. The remaining amounts in each year were included in Corporate G&A. After considering these charges, Corporate G&A expenses increased in 2012 from additional project costs and personnel intended to improve performance in future periods, partially offset by lower variable pay. Corporate G&A expenses increased in 2011 from higher variable based pay and the comparison to a favorable litigation settlement in 2010.

Other Income and Expense

(In millions)	2012	2011	2010
Interest income	$2.2	$1.2	$4.7
Interest expense	(68.9)	(33.2)	(58.5)
Loss on extinguishment of debt	(12.1)	—	—
Miscellaneous income, net	34.2	30.9	34.5

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

On March 15, 2012, we completed a cash tender offer to purchase up to $250 million aggregate principal amount of 6.25% Senior Notes due 2013. The total consideration for each $1,000.00 note surrendered was $1,050.00. Additionally, tender fees and a proportionate amount of deferred debt issue costs and a deferred cash flow hedge gain were included in the measurement of the $12.1 million extinguishment costs reported in the Consolidated Statement of Operations for 2012.

Our net miscellaneous income consists of our earnings of joint venture investments, gains and losses related to foreign exchange transactions, and investment results from our deferred compensation plan. We recognized earnings from our joint venture in Mexico, Office Depot de Mexico, of approximately $32 million, $34 million and $31 million in 2012, 2011, and 2010, respectively. These results also were impacted by foreign currency and other gains and losses in all periods.

Income Taxes

(In millions)	2012	2011	2010
Income tax expense (benefit)	$1.7	$ (63.1)	$(10.5)
Effective income tax rate*	(2)%	(193)%	18%

*	Income taxes as a percentage of earnings (loss) before income taxes.

The negative 2% effective tax rate for 2012 results from recognizing tax expense in jurisdictions with pre-tax income while being precluded from recognizing deferred tax benefits on pre-tax losses in the U.S. and certain international jurisdictions that are subject to valuation allowances. Additionally, the pension settlement was a non-taxable transaction and the full year tax rate includes a net $14 million tax benefit from an approved tax loss carryback. The effective rate also reflects the impact on deferred tax asset from a tax rate change in an international jurisdiction.

The effective tax rates for 2011 and 2010 reflect benefits from settlements of uncertain tax positions (“UTPs”) and from the reversal of valuation allowances on deferred tax assets. The 2011 rate includes the reversal of $81 million of UTP accruals following closure of tax audits and the expiration of the statute of limitations on previously open tax years. The 2010 effective rate includes the reversal of approximately $30 million of UTP accruals. In addition, 2011 and 2010 include approximately $9 million and $10 million, respectively, of discrete benefits from the release of valuation allowances in certain European countries because of improved performance in those jurisdictions. Partially offsetting these tax benefits is income tax expense recognized for taxpaying entities. Because of significant valuation allowances that remain in other jurisdictions, deferred tax benefits are not recognized on certain loss generating entities. Within our international operations, statutory tax expense is generally lower compared to the aggregate U.S. federal and state income tax rates. This is further impacted by favorable tax ruling within our international operations.

The aggregate reversal of UTPs in 2010 was reduced by approximately $7 million which was offset against other tax-related accounts and had no impact on earnings. The UTP reversals also resulted in a reversal of previously accrued interest expense of $32 million in 2011 and $11 million in 2010, as well as recognition of $2 million of interest income in 2010. Our accounting policy is to include accrued interest on UTPs, and any related reversals, as a component of interest expense in the consolidated statement of operations.

Following the recognition of significant valuation allowances in 2009, we have regularly experienced substantial volatility in our effective tax rate for interim periods. Because deferred income tax benefits cannot be recognized in several jurisdictions, changes in the amount, mix and timing of projected pre-tax earnings in tax paying jurisdictions can have a significant impact on the annual expected tax rate which, applied against year-to-date results, can result in significant volatility in the overall effective tax rate. This interim and full year volatility is likely to continue in future periods until the valuation allowances can be released.

We have reached a tentative settlement with the U.S. Internal Revenue Service (“IRS”) Appeals Division to close the previously-disclosed IRS deemed royalty assessment relating to 2009 and 2010 foreign operations. The settlement is subject to the Congressional Joint Committee on Taxation approval which is anticipated in 2013. The resolution of this deemed royalty assessment will close all known disputes relating to 2009 and 2010. However, pending this approval, the IRS has made a deemed royalty assessment of $12 million ($4.3 million tax-effected) relating to 2011 foreign operations. We disagree with this assessment and believe no UTP accrual is required at this time.

We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. The U.S. federal tax returns for 2011 and 2012 are under review. Significant international tax jurisdictions include the U.K., the Netherlands, France and Germany. Generally, we are subject to routine examination for years 2008 and forward in these foreign jurisdictions. It is reasonably possible that some audits will close within the next twelve months which we do not believe would result in a change to our accrued uncertain tax positions.

Refer to Note F in the Notes to Consolidated Financial Statements for additional tax discussion.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In 2011, the Company entered into a $1.0 billion Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with a group of lenders, most of whom participated in the previously-existing $1.25 billion Credit Agreement. The Amended Credit Agreement expires May 25, 2016 and was amended February 2012. Refer to Note E of the Consolidated Financial Statements for additional information.

At December 29, 2012, we had approximately $670.8 million in cash and equivalents and another $699.4 million available under the Amended Credit Agreement based on the December 2012 borrowing base certificate, for a total liquidity of approximately $1.4 billion. Approximately $184 million of cash and cash equivalents was held outside the United States and could result in additional tax expense if repatriated. We consider our resources adequate to satisfy our cash needs for at least the next twelve months.

At December 29, 2012, no amounts were drawn under the Amended Credit Agreement. The maximum month end amount outstanding during 2012 occurred in February at approximately $13 million. There were letters of credit outstanding under the Amended Credit Agreement at the end of the year totaling approximately $90 million. An additional $0.2 million of letters of credit were outstanding under separate agreements. Average borrowings under the Amended Credit Agreement during 2012 were approximately $4.3 million at an average interest rate of 2.6%. The maximum monthly average borrowings during 2012 occurred in February at approximately $13.2 million.

We also had short-term borrowings of $2.2 million at December 29, 2012 under various local currency credit facilities for our international subsidiaries that had an effective interest rate at the end of the year of approximately 5.8%. The maximum month end amount on these facilities occurred in July at approximately $16.1 million and the maximum monthly average amount occurred in August at approximately $15.8 million. The majority of these short-term borrowings represent outstanding balances on uncommitted lines of credit, which do not contain financial covenants.

The Company was in compliance with all applicable financial covenants at December 29, 2012.

Dividends on redeemable preferred stock are payable quarterly, and will be paid in-kind or in cash, only to the extent that the Company has funds legally available for such payment and a cash dividend is declared by the Company’s Board of Directors. Dividends for the first three quarters of 2012 were paid-in kind. The dividend for the fourth quarter of 2012 totaled $10.2 million and was paid in cash when due, in January 2013.

Cash Flows

Cash provided by (used in) our operating, investing and financing activities is summarized as follows:

(In millions)	2012	2011	2010
Operating activities	$179.3	$199.7	$203.1
Investing activities	(29.7)	(157.2)	(191.5)
Financing activities	(55.2)	(98.6)	(30.9)

Operating Activities

We generated cash from operating activities of $179 million in 2012, compared to $200 million and $203 million in 2011 and 2010, respectively. We recorded non-cash asset impairment charges of $139 million, $11 million, and $51 million, in 2012, 2011 and 2010, respectively, as discussed above. In 2012, we recognized a credit in earnings as recovery from a business combination. The cash portion of this recovery is reclassified out of earnings and reflected as a source of cash in investing activities. That cash was required by the original purchase agreement to be contributed to the acquired pension plan. That pension funding of $58 million during the first quarter of 2012 is presented as a use of cash in operating activities.

Changes in net working capital for the year-to-date 2012 resulted in a $35 million use of cash compared to $180 million use in the same period last year. The 2011 caption includes the $66 million and $32 million non-cash accrual reversals. The decrease in receivables, in the three years presented, reflects lower sales, improved collections, and certain changes in vendor purchase arrangements that impacted working capital requirements. Inventory balances were lower at the end of 2012 as a result of initiatives to better manage working capital. These sources of cash in 2012 were offset by decreases in trade accounts payable and accrued expenses. Working capital is influenced by a number of factors, including the aging of inventory and timing of vendor payments. The timing of payments is subject to variability during the year depending on a variety of factors, including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, refer to Note A of the Consolidated Financial Statements.

During 2011, we received a $25 million dividend from our joint venture in Mexico, Office Depot de Mexico. No dividends were received in 2012.

Investing Activities

Net cash used in investing activities was $30 million in 2012, $157 million in 2011, and $192 million in 2010. We invested $120 million, $130 million and $169 million in capital expenditures during 2012, 2011 and 2010, respectively. The 2012 capital expenditures relate to new stores and relocations, internal initiatives and various capital projects. The $73 million of acquisition, net of cash acquired was for the acquisition of an entity in Sweden that occurred during the first quarter of 2011. During 2010, we used approximately $11 million to complete an acquisition. In 2012, we recovered $50 million from purchase price as discussed above and released $9 million of cash placed in escrow in 2011 related to the same matter. Proceeds from disposition of assets and other amounted to $32 million in 2012 compared to $8 million in 2011 and $35 million in 2010. Proceeds from the disposition of assets in 2012 included $12 million from a sale and lease back of an International warehouse, $10 million from sale of properties in North America, and $9 million from cash proceeds related to a 2010 sale of one operating subsidiary in the International Division. Proceeds from the disposition of assets in 2010 included $25 million from the sale of a data center and $8 million from the sale of two operating subsidiaries in the International Division. Approximately $47 million was placed in a restricted cash escrow account in 2010 and released in 2011 to fund the Swedish acquisition.

Financing Activities

Net cash used in financing activities totaled $55 million, $99 million and $31 million in 2012, 2011 and 2010, respectively. In 2012, we completed the early settlement of a cash tender offer to purchase up to $250 million aggregate principal amount of our outstanding 6.25% Senior Notes due 2013. We also issued $250 million aggregate principal amount of 9.75% Senior Secured Notes due March 15, 2019. The tender activity resulted in a $13 million cash loss on extinguishment of debt. Additionally, new issuance costs and costs related to the Amended Credit Agreement totaled $8 million. Payments on other long and short-term borrowings for the period amounted to $57 million. Proceeds from issuance of borrowings for the period amounted to $22 million. The dividends on preferred stock were paid in kind during 2012.

The use of cash in 2011 included the cash dividends paid on our redeemable preferred stock of approximately $37 million, repayments of long and short term borrowings of $69 million, and $10 million in fees related to the Amended Credit Agreement. The dividend on our redeemable preferred stock for the fourth quarter of 2011 was paid in-kind in January 2012. The sources of cash in 2011 included proceeds from issuance of borrowings of $10 million, as well as an advance of $9 million was received relating to a dispute associated with a prior year acquisition in Europe. A final settlement of this dispute was reached in January 2012; refer to Note H of the Consolidated Financial Statements for additional discussion.

The use of cash in 2010 resulted from the cash dividends paid on our redeemable preferred stock of approximately $28 million and $22 million to acquire certain noncontrolling interests. The 2010 period included short-term borrowings under our asset based credit facility and payments on long and short-term borrowings of $30 million. We have evaluated, and expect to continue to evaluate, possible refinancing and other transactions. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Off-Balance Sheet Arrangements

As of December 29, 2012, we had no off-balance sheet arrangements other than operating leases which are included in the table below.

Contractual Obligations

The following table summarizes our contractual cash obligations at December 29, 2012, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
(In millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual Obligations
Long-term debt obligations (1)	$595.8	$187.3	$54.2	$53.3	$301.0
Short-term borrowings and other (2)	2.2	2.2	—	—	—
Capital lease obligations (3)	341.7	35.5	70.2	57.6	178.4
Operating lease obligations (4)	2,151.7	467.1	725.8	425.7	533.1
Purchase obligations (5)	38.0	36.6	1.4	—	—
Other liabilities (6)	10.2	10.2	—	—	—

Total contractual cash obligations	$3,139.6	$738.9	$851.6	$536.6	$1,012.5

(1)

Long-term obligations consist primarily of expected payments (principal and interest) on our $250 million 9.75% Senior Secured Notes and our $150 million 6.25% Senior Notes. Our $150 million 6.25% Senior Notes is due on August 2013.

(2)	Short-term borrowings consist of amounts outstanding under credit facilities for certain of our international subsidiaries.

(3)

The present value of these obligations are included on our Consolidated Balance Sheets. Refer to Note E of the Consolidated Financial Statements for additional information about our capital lease obligations.

(4)

The operating lease obligations presented reflect future minimum lease payments due under the non-cancelable portions of our leases, as of December 29, 2012. Our operating lease obligations are described in Note G of the Consolidated Financial Statements. In the table above, sublease income operating lease obligations above have not been reduced by sublease income of $48.3 million.

(5)

Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding on us that meet any of the following criteria: (1) they are non-cancelable, (2) we would incur a penalty if the agreement was cancelled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services. If the obligation is non-cancelable, the entire value of the contract is included in the table. If the obligation is cancelable, but we would incur a penalty if cancelled, the dollar amount of the penalty is included as a purchase obligation. If we can unilaterally terminate the agreement simply by providing a certain number of days notice or by paying a termination fee, we have included the amount of the termination fee or the amount that would be paid over the “notice period.” As of December 29, 2012, purchase obligations include television, radio and newspaper advertising, telephone services, certain fixed assets and software licenses and service and maintenance contracts for information technology. Contracts that can be unilaterally terminated without a penalty have not been included.

(6)

Other liabilities consist of dividends paid in January 2013 relating to the Redeemable Preferred Stock. Dividends payable in future quarterly periods may be paid in-kind or in cash and are not determinable as of December 29, 2012. Refer to Note F of the Consolidated Financial Statements for additional information.

Additionally, our Consolidated Balance Sheet as of December 29, 2012 includes $431.5 million classified as Deferred income taxes and other long-term liabilities. This caption primarily consists of net long-term deferred income taxes, deferred lease credits, liabilities under our deferred compensation plans, and accruals for uncertain tax positions. These liabilities have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain. Refer to Note F of the Consolidated Financial Statements for additional information regarding our deferred tax positions and accruals for uncertain tax positions and Note H for a discussion of our employee benefit plans.

In addition to the above, we have outstanding letters of credit totaling $0.2 million at December 29, 2012.

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies can be found in Note A of the Consolidated Financial Statements. We have also identified certain accounting policies that we consider critical to understanding our business and our results of operations and we have provided below additional information on those policies.

Vendor arrangements — Inventory purchases from vendors are generally under arrangements that automatically renew until cancelled with periodic updates or annual negotiated agreements. Many of these arrangements require the vendors to make payments to us or provide credits to be used against purchases if and when certain conditions are met. We refer to these arrangements as “vendor programs.” Vendor programs fall into two broad categories, with some underlying sub-categories. The first category is volume-based rebates. Under those arrangements, our product costs per unit decline as higher volumes of purchases are reached. Certain of our vendor agreements provide that we pay higher per unit costs prior to reaching a predetermined tier, at which time the vendor rebates the per unit differential on past purchases, and also applies the lower cost to future purchases until the next milestone is reached. Current accounting rules provide that companies with a sound basis for estimating their full year purchases, and therefore the ultimate rebate level, can use that estimate to value inventory and cost of goods sold throughout the year. We believe our history of purchases with many vendors provides us with a basis for our estimates of purchase volume. If the anticipated volume of purchases is not reached, however, or if we form the belief at any point in the year that it is not likely to be reached, cost of goods sold and the remaining inventory balances are adjusted to reflect that change in our outlook. We review sales projections and related purchases against vendor program estimates at least quarterly and adjust these balances accordingly. In recent years, we have reduced the number of arrangements that contain this tiered purchase rebate mechanism in exchange for a lower product cost throughout the year. Continued elimination of tiered arrangements could further reduce the potential variability in gross margin from changes in volume-based estimates.

The second broad category of arrangements with our vendors is event-based programs. These arrangements can take many forms, including advertising support, special pricing offered by certain of our vendors for a limited time, payments for special placement or promotion of a product, reimbursement of costs incurred to launch a vendor’s product, and various other special programs. These payments are classified as a reduction of costs of goods sold or inventory, based on the nature of the program and the sell-through of the inventory. Some arrangements may meet the specific, incremental, identifiable cost criteria that allow for direct operating expense offset, but such arrangements are not significant.

Vendor programs are recognized throughout the year based on judgment and estimates and amounts due from vendors are generally settled throughout the year based on purchase volumes. The final amounts due from vendors are generally known soon after year-end. Substantially all vendor program receivables outstanding at the end of the year are settled within the three months immediately following year-end. We believe that our historical collection rates of these receivables provide a sound basis for our estimates of anticipated vendor payments throughout the year.

Inventory valuation — Inventories are valued at the lower of cost or market value. We monitor active inventory for excessive quantities and slow-moving items and record adjustments as necessary to lower the value if the anticipated realizable amount is below cost. We also identify merchandise that we plan to discontinue or have begun to phase out and assess the estimated recoverability of the carrying value. This includes consideration of the quantity of the merchandise, the rate of sale, and our assessment of current and projected market conditions and anticipated vendor programs. If necessary, we record a charge to cost of sales to reduce the carrying value of this merchandise to our estimate of the lower of cost or realizable amount. Additional promotional activities may be initiated and markdowns may be taken as considered appropriate until the product is sold or otherwise disposed. Estimates and judgments are required in determining what items to stock and at what level, and what items to discontinue and how to value them prior to sale.

We also recognize an expense in cost of sales for our estimate of physical inventory loss from theft, short shipment and other factors — referred to as inventory shrink. During the year, we adjust the estimate of our inventory shrink rate accrual following on-hand adjustments and our physical inventory count results. These changes in estimates may result in volatility within the year or impact comparisons to other periods.

Asset impairments — Store assets are reviewed quarterly for recoverability of their asset carrying amounts. The analysis uses input from retail store operations and the Company’s accounting and finance personnel that organizationally report to the chief financial officer. These projections are based on management’s estimates of store-level sales, gross margins, direct expenses, exercise of future lease renewal options, where applicable, and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. If the anticipated cash flows of a store cannot support the carrying value of its assets, the assets are written down to estimated fair value using Level 3 inputs. Store asset impairment charges of $124 million and $11 million for 2012 and 2011, respectively, are in Asset impairments in the Consolidated Statements of Operations. These charges are measured as the difference between the carrying value of the assets and their estimated fair value, typically calculated as the discounted amount of the estimated cash flow, including estimated salvage value.

Important assumptions used in these projections include an assessment of future overall economic conditions, our ability to control future costs, maintain aspects of positive performance, and successfully implement initiatives designed to enhance sales and gross margins. To the extent that management’s estimates of future performance are not realized, future assessments could result in material impairment charges. Unless individual store performance improves, future impairment charges may result.

Closed store accruals — We regularly assess the performance of each retail store against historical patterns and projections of future profitability. These assessments are based on management’s estimates for sales levels, gross margin attainments, and cash flow generation. If, as a result of these evaluations, management determines that a store will not achieve certain operating performance targets, we may decide to close the store prior to the end of its lease term. At the point of closure, we recognize a liability for the remaining costs related to the property, reduced by an estimate of any sublease income. The calculation of this liability requires us to make assumptions and to apply judgment regarding the remaining term of the lease (including vacancy period), anticipated sublease income, and costs associated with vacating the premises. Lease commitments with no economic benefit to the Company are discounted at the credit-adjusted discount rate at the time of each location closure. With assistance from independent third parties to assess market conditions, we periodically review these judgments and estimates and adjust the liability accordingly. Future fluctuations in the economy and the market demand for commercial properties could result in material changes in this liability. Generally, costs associated with facility closures are included in Store and warehouse operating and selling expenses in our Consolidated Statements of Operations.

Goodwill and other intangible assets — We review goodwill and indefinite lived intangible assets for impairment annually in the fourth quarter of the year, or sooner if indicators of potential impairment are identified. For 2012, we have elected to quantitatively test for impairment of goodwill and indefinite lived intangible assets. This test compares the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flow and certain market value data. Fair value of the indefinite lived trade name is obtained using a discounted cash flow analysis. These fair value methods require significant judgment assumptions and estimates, including industry economic factors and future profitability.

The discounted cash flow analysis for goodwill testing begins with the ensuing year’s business plan and requires estimates of future sales, profitability, capital expenditures and related cash flows. We include a residual value and discount the aggregate cash flow at an estimated cost of capital for the related unit. We also review the results against a measurement of market capitalization and, to the extent available, market data. Of the goodwill recognized at December 29, 2012, approximately $44.9 million was in the International Division’s European reporting unit and $19.4 million was in the North American Business Solutions Division’s direct reporting unit. The European reporting unit has the greatest sensitivity to potential changes in economic conditions, Company performance and the related impacts on estimated fair value. This reporting unit is comprised of wholly-owned entities and ownership of the joint venture in Mexico. At December 29, 2012, the fair value estimate of the reporting unit, including assumed control premiums, exceeded its carrying value by approximately 30%. A significant portion of this excess is associated with the joint venture operations in Mexico. If the joint venture were to be removed from the composition of the reporting unit, it is likely that all of the existing goodwill would be impaired. Additionally, even if there is no change in the composition of the reporting unit, if future performance is below our projections, goodwill and other intangible asset impairment charges can result. The estimated fair value of the direct reporting unit was significantly in excess of its carrying value.

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

Because of the downturn in our performance in recent years, as well as the restructuring activities and charges we have taken in response, we established significant valuation allowances during 2009. A portion of those valuation allowances were offset in 2012 when we recorded deferred tax liabilities related to removing the permanent reinvestment assumption of certain foreign investments. Valuation allowances remain in certain foreign jurisdictions. Judgment is required in projecting when operations will be sufficiently positive to allow a conclusion that utilization of the deferred tax assets will once again be more likely than not. Positive performance in subsequent periods and projections of future positive performance will need to be evaluated against existing negative evidence. Valuation allowances in certain foreign jurisdictions were removed during 2010 and 2011 because sufficient positive financial information existed, resulting in tax benefit recognition of $10 million and $9 million, respectively. In 2012, additional valuation allowances were established in certain foreign jurisdictions because realizability of the related deferred tax assets was no longer more likely than not. Our effective tax rate in future periods may be positively or negatively impacted by changes in related judgments about valuation allowances or pre-tax operations.

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

Further, the Company has significant operations outside the U.S. During 2012, U.S. deferred taxes were provided on one foreign investment because repatriation of accumulated earnings was at least possible. However, no incremental U.S. deferred taxes have been provided on the remaining foreign operations because earnings from those entities have been and will continue to be reinvested into the foreign operations. Should we decide to distribute earnings from our foreign operations to the U.S., additional income tax expense would be recognized, or valuation allowances reduced, for the income tax consequence of the anticipated distribution and possibly for the calculated tax consequences of the full amount of undistributed earnings, net of allowable offsets.

Preferred stock paid-in-kind dividends — Our redeemable preferred stock carries a stated dividend of 10%, subject to future decreases in certain circumstances, and allows for payment in cash or an increase in the preferred stock’s liquidation preference as directed by the Board of Directors. The valuation for accounting purposes of the dividend paid in-kind requires significant judgment to determine the estimated fair value. We have used a binomial simulation model to measure values of multiple possible outcomes of the various provisions in the agreement that could impact whether the dividend rate would change based on future stock price performance, whether the Company would issue a notice to call the preferred shares and whether the holders would convert their preferred stock into common stock. While the fair value of preferred stock dividends paid in-kind has no standing in the contractual rights to liquidation preference of the preferred shareholders nor any cash impact on the Company, it impacts the measurement of net income available to common shareholders and earnings per share. Changes in the valuation assumptions such as the risk adjusted rate, stock price volatility and time to call or convert can impact the estimated fair value and therefore the amount reported as net income available to common shareholders and earnings per share. However, the valuation is most sensitive to changes in the underlying common stock price. We believe the model used to estimate fair value is reasonable and appropriate, but the reported dividend amount could change significantly in future periods based on changes in the underlying common stock price and the model inputs. The Board of Directors decided to pay the dividend in-kind for the first three quarters of 2012 and in cash for the fourth quarter amount due in January 2013. Dividends are expected to be paid in cash during 2013, though the Board of Directors assesses available data quarterly before making that decision.

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

Economic Factors — Our customers in the North American Retail Division and the International Division and many of our customers in the North American Business Solutions Division are predominantly small and home office businesses. Accordingly, spending by these customers is affected by macroeconomic conditions, such as changes in the housing market and commodity costs, credit availability and other factors. The downturn in the global economy experienced in recent years negatively impacted our sales and profits.

Liquidity Factors — Historically, we have generated positive cash flow from operating activities and have had access to broad financial markets that provide the liquidity we need to operate our business. Together, these sources have been used to fund operating and working capital needs, as well as invest in business expansion through new store openings, capital improvements and acquisitions. Due to the downturn in the global economy, our operating results have declined. We have in place an asset based credit facility to provide liquidity, subject to availability as specified in the agreement. Further deterioration in our financial results could negatively impact our credit ratings, our liquidity and our access to the capital markets. Certain of our existing indebtedness matures in 2013 and there can be no assurance that we will be able to refinance all or a portion of that indebtedness. If we are able to refinance all or a portion of that indebtedness, the terms of such refinancing will likely be less favorable than the terms of our existing indebtedness, which would increase future interest expense.

MARKET SENSITIVE RISKS AND POSITIONS

We have adopted an enterprise risk management process patterned after the principles set out by the Committee of Sponsoring Organizations (COSO) in 2004. Management utilizes a common view of exposure identification and risk management. A process is in place for periodic risk reviews and identification of appropriate mitigation strategies.

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

Interest Rate Risk

We are exposed to the impact of interest rate changes on cash, cash equivalents and debt obligations. The impact on cash and short-term investments held at December 29, 2012 from a hypothetical 10% decrease in interest rates would be a decrease in interest income of less than $0.1 million.

Market risk associated with our debt portfolio is summarized below:

	2012			2011
(In thousands)	Carrying Value	Fair Value	Risk Sensitivity	Carrying Value	Fair Value	Risk Sensitivity
6.25% senior notes	$149,953	$153,750	$474	$399,953	$381,067	$2,860
9.75% senior secured notes	$250,000	$265,938	$5,483	$—	$—	$—
Asset based credit facility

The risk sensitivity of fixed rate debt reflects the estimated increase in fair value from a 50 basis point decrease in interest rates, calculated on a discounted cash flow basis. The sensitivity of variable rate debt reflects the possible increase in interest expense during the next period from a 50 basis point change in interest rates prevailing at year-end.

Foreign Exchange Rate Risk

We conduct business through entities in various countries outside the United States where their functional currency is not the U.S. dollar. While we sell directly or indirectly to customers in 59 countries, the principal operations of our International Division are in countries with Euro, British Pound and Mexican Peso functional currencies. We continue to assess our exposure to foreign currency fluctuation against the U.S. dollar. As of December 29, 2012, a 10% change in the applicable foreign exchange rates would result in an increase or decrease in our pretax earnings of approximately $5 million.

Although operations generally are conducted in the relevant local currency, we also are subject to foreign exchange transaction exposure when our subsidiaries transact business in a currency other than their own functional currency. This exposure arises primarily from inventory purchases in a foreign currency. At December 29, 2012, there was $27 million of foreign exchange forward contracts hedging inventory exposures. This amount was the highest amount outstanding at any point during 2012. Also, from time-to-time, we enter into foreign exchange forward transactions to protect against possible changes in exchange rates related to scheduled or anticipated cash movements among our operating entities. At December 29, 2012, there were $14 million of foreign exchange forward contracts to hedge these movements.

Generally, we evaluate the performance of our international businesses by focusing on the “local currency” results of the business, and not with regard to the translation into U.S. dollars, as the latter is impacted by external factors.

Commodities Risk

We operate a large network of stores and delivery centers around the world. As such, we purchase significant amounts of fuel needed to transport products to our stores and customers as well as pay shipping costs to import products from overseas. We are exposed to potential changes in the underlying commodity costs associated with this transport activity. As of December 29, 2012, a 10% change in domestic commodity costs would result in an increase or decrease in our operating profit of approximately $5 million.

INFLATION AND SEASONALITY

Although we cannot determine the precise effects of inflation on our business, we do not believe inflation has had a material impact on our sales or the results of our operations. We consider our business to be somewhat seasonal, with sales generally trending lower in the second quarter, following the “back-to-business” sales cycle in the first quarter and preceding the “back-to-school” sales cycle in the third quarter and the holiday sales cycle in the fourth quarter. Certain working capital components may build and recede during the year reflecting established selling cycles. Business cycles can and have impacted our operations and financial position when compared to other periods.

NEW ACCOUNTING STANDARDS

Effective for the first quarter of 2013, a new accounting standard will require disclosure of amounts reclassified out of comprehensive income by component. In addition, companies will be required to present, either on the face of financial statements or in a single note, significant amounts reclassified out of accumulated other comprehensive income and the income statement line item affected by the reclassification.

Effective for the first quarter of 2014, a new accounting standard will require disclosure of information about the effect or potential effect of financial instrument netting arrangements on financial position. Companies will be required to present both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This standard was further clarified to apply to specified financial instruments subject to master netting agreements.

Including the above, there are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows. However, the Financial Accounting Standards Board has issued proposed accounting rules relating to leasing transactions that, if passed in their current form, would have significant impacts to our financial statements. Among other things, the current proposal would create a right of use asset and corresponding liability on the balance sheet measured at the present value of lease payments. A lessee would use the effective-interest method to subsequently measure the liability and the right-of-use asset would be amortized based on one of two approaches (determined by the nature of the underlying asset). These proposed changes in accounting rules would have no direct economic impact to the Company.

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

Forward-looking information involves future risks and uncertainties. Much of the information in this report that looks towards future performance of our Company is based on various factors and important assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements in this Annual Report. Significant factors that could impact our future results are provided in Item 1A. Risk Factors included in this Annual Report. Other risk factors are incorporated into the text of our MD&A, which should itself be considered a statement of future risks and uncertainties, as well as management’s view of our businesses.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Refer to information in the “Market Sensitive Risks and Positions” subsection of Part II — Item 7. MD&A of this Annual Report.

Item 8. Financial Statements and Supplementary Data.

Refer to Part IV — Item 15(a) of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Based on management’s evaluation which included the participation of the Company’s Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), as of December 29, 2012, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Act”)), were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that the Company files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

In evaluating our Internal Control, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 29, 2012.

Our internal control over financial reporting as of December 29, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report provided below.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Office Depot, Inc.:

We have audited the internal control over financial reporting of Office Depot, Inc. and subsidiaries (the “Company”) as of December 29, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended December 29, 2012 of the Company and our report dated February 20, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

February 20, 2013

Item 9B. Other Information.

On February 19, 2013, the Company entered into a definitive merger agreement (the “Agreement”) with OfficeMax Incorporated (“OfficeMax”), pursuant to which the Company and OfficeMax would combine in a tax-free, all-stock merger transaction. At the effective time of the merger, the Company would issue 2.69 new shares of common stock for each outstanding share of OfficeMax common stock. In addition, at the effective time of the merger, the Company’s board of directors will be reconstituted to include an equal number of directors designated by the Company and OfficeMax. The parties’ obligations to complete the merger are subject to several conditions, including, among others, approval by the shareholders of each of the two companies, the receipt of certain regulatory approvals and other customary closing conditions.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information concerning our executive officers is set forth in Part 1 — Item 1. “Business” of this Annual Report under the caption “Executive Officers of the Registrant.”

Information required by this item with respect to our directors and the nomination process is contained in the proxy statement for our 2013 Annual Meeting of Shareholders to be filed with the SEC (the “Proxy Statement”) under the heading “Election of Directors” and is incorporated by reference in this Annual Report.

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

Our Code of Ethical Behavior is in compliance with applicable rules of the SEC that apply to our principal executive officer, our principal financial officer, and our principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethical Behavior is available free of charge on the “Investor Relations” section of our web site at www.officedepot.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethical Behavior by posting such information on our web site at the address and location specified above.

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

1.	Financial statements of Office Depot de Mexico, S.A. de C.V. and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of February 2013.

OFFICE DEPOT, INC.

By:	/s/ NEIL R. AUSTRIAN
Neil R. Austrian
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 20, 2013.

Signature	Capacity

/s/ NEIL R. AUSTRIAN Neil R. Austrian	Chief Executive Officer (Principal Executive Officer) and Chairman, Board of Directors

/s/ MICHAEL D. NEWMAN Michael D. Newman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ KIM MOEHLER Kim Moehler	Senior Vice President and Controller (Principal Accounting Officer)

/s/ JUSTIN BATEMAN Justin Bateman	Director

/s/ THOMAS J. COLLIGAN Thomas J. Colligan	Director

/s/ MARSHA JOHNSON EVANS Marsha Johnson Evans	Director

/s/ BRENDA J. GAINES Brenda J. Gaines	Director

/s/ EUGENE V. FIFE Eugene V. Fife	Director

/s/ W. SCOTT HEDRICK W. Scott Hedrick	Director

/s/ KATHLEEN MASON Kathleen Mason	Director

/s/ NIGEL TRAVIS Nigel Travis	Director

/s/ RAYMOND SVIDER Raymond Svider	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Office Depot, Inc.:

We have audited the accompanying consolidated balance sheets of Office Depot, Inc. and subsidiaries (the “Company”) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Office Depot, Inc. and subsidiaries at December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

February 20, 2013

OFFICE DEPOT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$670,811	$570,681
Receivables, net of allowances of $22,755 in 2012 and $19,671 in 2011	803,944	862,831
Inventories	1,050,625	1,146,974
Prepaid expenses and other current assets	170,810	163,646

Total current assets	2,696,190	2,744,132
Property and equipment, net	856,341	1,067,040
Goodwill	64,312	61,899
Other intangible assets, net	16,789	35,223
Deferred income taxes	33,421	47,791
Other assets	343,726	294,899

Total assets	$4,010,779	$4,250,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$934,892	$993,636
Accrued expenses and other current liabilities	931,618	1,010,011
Income taxes payable	5,310	7,389
Short-term borrowings and current maturities of long-term debt	174,148	36,401

Total current liabilities	2,045,968	2,047,437
Deferred income taxes and other long-term liabilities	431,531	452,313
Long-term debt, net of current maturities	485,331	648,313

Total liabilities	2,962,830	3,148,063

Commitments and contingencies
Redeemable preferred stock, net (liquidation preference – $406,773 in 2012 and $377,729 in 2011)	386,401	363,636

Stockholders’ equity:
Office Depot, Inc. stockholders’ equity:
Common stock – authorized 800,000,000 shares of $.01 par value; issued shares – 291,734,027 in 2012 and 286,430,567 in 2011	2,917	2,864
Additional paid-in capital	1,119,775	1,138,542
Accumulated other comprehensive income	212,717	194,522
Accumulated deficit	(616,235)	(539,124)
Treasury stock, at cost – 5,915,268 shares in 2012 and 2011	(57,733)	(57,733)

Total Office Depot, Inc. stockholders’ equity	661,441	739,071
Noncontrolling interests	107	214

Total equity	661,548	739,285

Total liabilities and equity	$4,010,779	$4,250,984

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	2012	2011	2010
Sales	$10,695,652	$11,489,533	$11,633,094
Cost of goods sold and occupancy costs	7,448,067	8,063,087	8,275,957
Gross profit	3,247,585	3,426,446	3,357,137

Store and warehouse operating and selling expenses	2,535,373	2,692,646	2,684,301
Recovery of purchase price	(68,314)	—	—
Asset impairments	138,540	11,427	51,295
General and administrative expenses	672,827	688,619	658,832
Operating income (loss)	(30,841)	33,754	(37,291)

Other income (expense):
Interest income	2,240	1,231	4,663
Interest expense	(68,937)	(33,223)	(58,498)
Loss on extinguishment of debt	(12,110)	—	—
Miscellaneous income, net	34,225	30,857	34,451
Earnings (loss) before income taxes	(75,423)	32,619	(56,675)
Income tax expense (benefit)	1,697	(63,072)	(10,470)
Net earnings (loss)	(77,120)	95,691	(46,205)
Less: Net loss attributable to the noncontrolling interests	(9)	(3)	(1,582)
Net earnings (loss) attributable to Office Depot, Inc.	(77,111)	95,694	(44,623)
Preferred stock dividends	32,934	35,705	37,113
Net earnings (loss) attributable to common stockholders	$(110,045)	$59,989	$(81,736)

Net earnings (loss) per share:
Basic	$(0.39)	$0.22	$(0.30)
Diluted	(0.39)	0.22	(0.30)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	2012	2011	2010
Net earnings (loss)	$(77,120)	$95,691	$(46,205)
Other comprehensive income (loss), net of tax, where applicable:
Foreign currency translation adjustments	23,465	(21,816)	(32,224)
Amortization of gain on cash flow hedge	(2,308)	(1,690)	(1,659)
Change in deferred pension	(2,910)	(6,379)	19,942
Change in deferred cash flow hedge	(43)	617	(51)
Other	—	—	(246)

Total other comprehensive income (loss), net of tax, where applicable	18,204	(29,268)	(14,238)

Comprehensive income (loss)	(58,916)	66,423	(60,443)
Less: comprehensive income (loss) attributable to the noncontrolling interests	—	14	(1,248)

Comprehensive income (loss) attributable to Office Depot, Inc. stockholders	$(58,916)	$66,409	$(59,195)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 26, 2009	280,652,278	$2,807	$1,193,157	$238,379	$(590,195)	$(57,733)	$2,827	$789,242
Disposition of majority-owned subsidiaries							2,523	2,523
Purchase of subsidiary shares from noncontrolling interests			(16,066)				(3,623)	(19,689)
Comprehensive income (loss), net of tax:
Net loss					(44,623)		(1,582)	(46,205)
Other comprehensive income (loss)				(14,572)			334	(14,238)
Preferred stock dividends			(37,113)					(37,113)
Grant of long-term incentive stock	223,762	2	(2)					—
Forfeiture of restricted stock	(236,512)	(2)						(2)
Exercise of stock options (including income tax benefits and withholding)	2,419,708	24	590					614
Amortization of long-term incentive stock grants			20,843					20,843

Balance at December 25, 2010	283,059,236	$2,831	$1,161,409	$223,807	$(634,818)	$(57,733)	$479	$695,975
Purchase of subsidiary shares from noncontrolling interests			(983)				(279)	(1,262)
Comprehensive income (loss), net of tax
Net loss					95,694		(3)	95,691
Other comprehensive income (loss)				(29,285)			17	(29,268)
Preferred stock dividends			(35,705)					(35,705)
Grant of long-term incentive stock	2,641,074	26						26
Forfeiture of restricted stock	(342,281)	(3)						(3)
Exercise of stock options (including income tax benefits and withholding)	1,072,538	10	(74)					(64)
Amortization of long-term incentive stock grants			13,895					13,895

Balance at December 31, 2011	286,430,567	$2,864	$1,138,542	$194,522	$(539,124)	$(57,733)	$214	$739,285
Purchase of subsidiary shares from noncontrolling interests			(444)				(107)	(551)
Comprehensive income (loss), net of tax
Net loss					(77,111)		(9)	(77,120)
Other comprehensive income				18,195			9	18,204
Preferred stock dividends			(32,934)					(32,934)
Grant of long-term incentive stock	3,608,806	36	(36)					—
Forfeiture of restricted stock	(446,703)	(4)	4					—
Exercise and release of incentive stock (including income tax benefits and withholding)	2,141,357	21	1,064					1,085
Amortization of long-term incentive stock grants			13,579					13,579

Balance at December 29, 2012	291,734,027	$2,917	$1,119,775	$212,717	$(616,235)	$(57,733)	$107	$661,548

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$(77,120)	$95,691	$(46,205)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	203,189	211,410	208,319
Charges for losses on inventories and receivables	64,930	56,200	57,824
Net earnings from equity method investments	(30,462)	(31,426)	(30,635)
Loss on extinguishment of debt	13,377	__	__
Recovery of purchase price	(58,049)	__	__
Pension plan funding	(58,030)	__	__
Dividends received	__	25,016	—
Asset impairments	138,540	11,427	51,295
Compensation expense for share-based payments	13,579	13,895	20,840
Deferred income taxes and deferred tax assets valuation allowances	667	(14,999)	15,551
Loss (gain) on disposition of assets	(1,764)	4,420	8,709
Other operating activities	5,375	8,510	11,501
Changes in assets and liabilities:
Decrease in receivables	44,052	99,927	60,273
Decrease (increase) in inventories	52,733	53,902	(87,724)
Net decrease (increase) in prepaid expenses and other assets	(138)	25,754	2,522
Net decrease in accounts payable, accrued expenses and other current and long-term liabilities	(131,547)	(360,060)	(69,144)

Total adjustments	256,452	103,976	249,331

Net cash provided by operating activities	179,332	199,667	203,126

Cash flows from investing activities:
Capital expenditures	(120,260)	(130,317)	(169,452)
Acquisitions, net of cash acquired, and related payments	__	(72,667)	(10,952)
Recovery of purchase price	49,841	__	__
Proceeds from disposition of assets and other	32,122	8,117	35,393
Restricted cash	__	(8,800)	(46,509)
Release of restricted cash	8,570	46,509	—

Net cash used in investing activities	(29,727)	(157,158)	(191,520)

Cash flows from financing activities:
Net proceeds from employee share-based transactions	1,586	254	1,011
Advance received	__	8,800	—
Payment for non-controlling interests	(551)	(1,262)	(21,786)
Loss on extinguishment of debt	(13,377)	__	__
Debt retirement	(250,000)	__	__
Debt issuance	250,000	__	__
Debt related fees	(8,012)	(9,945)	(4,688)
Dividends on redeemable preferred stock	__	(36,852)	(27,639)
Proceeds from issuance of borrowings	21,908	9,598	52,488
Payments on long- and short-term borrowings	(56,736)	(69,169)	(30,284)

Net cash used in financing activities	(55,182)	(98,576)	(30,898)

Effect of exchange rate changes on cash and cash equivalents	5,707	(730)	(13,128)

Net increase (decrease) in cash and cash equivalents	100,130	(56,797)	(32,420)
Cash and cash equivalents at beginning of period	570,681	627,478	659,898

Cash and cash equivalents at end of period	$670,811	$570,681	$627,478

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Office Depot, Inc. (“Office Depot” or the “Company”) is a global supplier of office products and services under the Office Depot® brand and other proprietary brand names. As of December 29, 2012, the Company sold to customers throughout North America, Europe, Asia and Latin America. Office Depot operates wholly-owned entities, majority-owned entities and participates in other ventures and alliances.

Basis of Presentation: The Consolidated Financial Statements of Office Depot and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany transactions have been eliminated in consolidation. In addition to wholly owned subsidiaries, the Company consolidates entities where it controls financial and operating policies but does not have total ownership. Noncontrolling interests are presented in the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity as a component of Total stockholders’ equity and in the Consolidated Statements of Operations as a specific allocation of Net earnings (loss). The equity method of accounting is used for investments in which the Company does not control but either shares control equally or has significant influence. During 2010, the Company amended the shareholders’ agreement related to the venture in India such that control is shared equally. The venture was deconsolidated and subsequently accounted for under the equity method. Remaining investment at year end 2012 and 2011 in this venture is considered immaterial. The Company also participates in a joint venture selling office products and services in Mexico and Central and South America that is accounted for using the equity method. Refer to Note P for additional information on investment in unconsolidated joint venture.

Prior year amounts in the Asset impairment line of the Consolidated Statements of Operations and Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.

Fiscal Year: Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Fiscal 2011 financial statements consisted of 53 weeks, with the additional week occurring in the fourth quarter; all other periods presented in the Consolidated Financial Statements consisted of 52 weeks.

Estimates and Assumptions: Preparation of these Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and related notes. For example, estimates are required for, but not limited to, facility closure costs, asset impairments, fair value measurements, amounts earned under vendor programs, inventory valuation, contingencies and valuation allowances on deferred tax assets. Actual results may differ from those estimates.

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

Cash Equivalents: All short-term highly liquid investments with original maturities of three months or less from the date of acquisition are classified as cash equivalents. Amounts in transit from banks for customer credit card and debit card transactions that process in less than seven days are classified as cash. The banks process the majority of these amounts within one to two business days.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Management: Cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement accounts and cash concentration on a daily basis. Trade accounts payable and Accrued expenses as of December 29, 2012 and December 31, 2011 included $53 million and $50 million, respectively, of amounts not yet presented for payment drawn in excess of disbursement account book balances, after considering existing offset provisions. Approximately $184 million of Cash and cash equivalents was held outside the United States at December 29, 2012.

Receivables: Trade receivables, net, totaled $521.1 million and $631.7 million at December 29, 2012 and December 31, 2011, respectively. An allowance for doubtful accounts has been recorded to reduce receivables to an amount expected to be collectible from customers. The allowance recorded at December 29, 2012 and December 31, 2011 was $22.8 million and $19.7 million, respectively.

Exposure to credit risk associated with trade receivables is limited by having a large customer base that extends across many different industries and geographic regions. However, receivables may be adversely affected by an economic slowdown in the United States or internationally. No single customer accounted for more than 10% of total sales or receivables in 2012, 2011 or 2010.

Other receivables are $282.9 million and $231.1 million as of December 29, 2012 and December 31, 2011, respectively, of which $155.3 million and $181.6 million are amounts due from vendors under purchase rebate, cooperative advertising and various other marketing programs.

The Company sells selected accounts receivables on a non-recourse basis to an unrelated financial institution under a factoring agreement in France. The Company accounts for this transaction as a sale of receivables, removes receivables sold from its financial statements, and records cash proceeds when received by the Company as cash provided by operating activities in the Statements of Cash Flows. The financial institution makes available 80% of the face value of the receivables to the Company and retains the remaining 20% as a guarantee until the receipt of the proceeds associated with the factored invoices. In 2012, the Company activated the arrangement by selling receivables, approximately $53 million of which was settled in cash and $96 million as non-cash transactions. As of December 29, 2012, a retention guarantee of $12.7 million and a receivable from the financial institution related to factored receivables of $50.9 million are included in Prepaid expenses and other current assets and Receivables, respectively.

Inventories: Inventories are stated at the lower of cost or market value and are reduced for inventory losses based on physical counts. In-bound freight is included as a cost of inventories. Also, certain vendor allowances that are related to inventory purchases are recorded as a product cost reduction. The weighted average method is used to determine the cost of inventory in North America and the first-in-first-out method is used for inventory held within the international operations.

Prepaid Expenses: At December 29, 2012 and December 31, 2011, Prepaid expenses and other current assets on the Consolidated Balance Sheets included prepaid expenses of $116.3 million and $118.6 million, respectively, relating to short-term advance payments on rent, marketing, services and other matters.

Income Taxes: Income tax expense is recognized at applicable United States or international tax rates. Certain revenue and expense items may be recognized in one period for financial statement purposes and in a different period’s income tax return. The tax effects of such differences are reported as deferred income taxes. Valuation allowances are recorded for periods in which realization of deferred tax assets does not meet a more likely than not standard. Refer to Note F for additional information on deferred income taxes.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment: Property and equipment additions are recorded at cost. Depreciation and amortization is recognized over their estimated useful lives using the straight-line method. The useful lives of depreciable assets are estimated to be 15-30 years for buildings and 3-10 years for furniture, fixtures and equipment. Computer software is amortized over three years for common office applications, five years for larger business applications and seven years for certain enterprise-wide systems. Leasehold improvements are amortized over the shorter of the estimated economic lives of the improvements or the terms of the underlying leases, including renewal options considered reasonably assured. The Company capitalizes certain costs related to internal use software that is expected to benefit future periods. These costs are amortized using the straight-line method over the expected life of the software, which are estimated to be 3-7 years.

Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the value assigned to net tangible and identifiable intangible assets of the business acquired. The Company assesses possible goodwill impairment annually in the fourth quarter, or sooner if indications of possible impairment are identified. The Company elected to perform a quantitative test of goodwill for 2012 and no impairment was identified. This test compares the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The fair value of the reporting units with goodwill were estimated using a discounted cash flow analysis and certain market information. This method of estimating fair value requires assumptions, judgments and estimates of future performance.

Unless conditions warrant earlier action, intangible assets with indefinite lives also are assessed annually for impairment during the fourth quarter. The Company elected to perform a quantitative test of its indefinite life intangible asset for 2012 and no impairment was identified. The test was based on a discounted cash flow approach.

Cost of other intangible assets are amortized over their estimated useful lives. Amortizable intangible assets are periodically reviewed to determine whether events and circumstances warrant a revision to the remaining period of amortization. During 2012, a charge of approximately $14 million was recognized related to impairment of amortizing intangible assets. Refer to Note I for additional discussion.

Impairment of Long-Lived Assets: Long-lived assets with identifiable cash flows are reviewed for possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is assessed at the individual store level which is the lowest level of identifiable cash flows, and considers the estimated undiscounted cash flows over the asset’s remaining life. If estimated undiscounted cash flows are insufficient to recover the investment, an impairment loss is recognized equal to the estimated fair value of the asset less its carrying value and any costs of disposition, net of salvage value. The fair value estimate is generally the discounted amount of estimated store-specific cash flows. Impairment losses of $124.2 million, $11.4 million and $2.3 million were recognized in 2012, 2011 and 2010, respectively. Because of the significance, the 2012 and 2011 amounts are included in Asset impairments in the Consolidated Statements of Operations. These impairment losses relate to certain under-performing retail stores and changes in assumptions following the Company’s adoption in the third quarter of 2012 of the North American Retail Division retail strategy (“ NA Retail Strategy”). Refer to Note I for additional discussion.

Facility Closure Costs: Store performance is regularly reviewed against expectations and stores not meeting performance requirements may be closed. Costs associated with store or other facility closures, principally accrued lease costs, are recognized when the facility is no longer used in an operating capacity or when a liability has been incurred. Store assets are also reviewed for possible impairment, or reduction of estimated useful lives.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accruals for facility closure costs are based on the future commitments under contracts, adjusted for assumed sublease benefits and discounted at the Company’s risk-adjusted rate at the time of closing. Additionally, the Company recognizes charges to terminate existing commitments and charges or credits to adjust remaining closed facility accruals to reflect current expectations. Refer to Note B for additional information on accrued balance relating to future commitments under operating leases for closed facilities. The short-term and long-term components of this liability are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, on the Consolidated Balance Sheets.

Accrued Expenses: Included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets are accrued payroll-related amounts of approximately $203.8 million and $262 million at December 29, 2012 and December 31, 2011, respectively.

Fair Value of Financial Instruments: The estimated fair values of financial instruments recognized in the Consolidated Balance Sheets or disclosed within these Notes to Consolidated Financial Statements have been determined using available market information, information from unrelated third-party financial institutions and appropriate valuation methodologies, primarily discounted projected cash flows. Considerable judgment is required when interpreting market information and other data to develop estimates of fair value. Refer to Note I for additional information on fair value.

Revenue Recognition: Revenue is recognized at the point of sale for retail transactions and at the time of successful delivery for contract, catalog and Internet sales. Sales taxes collected are not included in reported sales. The Company uses judgment in estimating sales returns, considering numerous factors including historical sales return rates. The Company also records reductions to revenue for customer programs and incentive offerings including special pricing agreements, certain promotions and other volume-based incentives. Revenue from sales of extended warranty service plans is either recognized at the point of sale or over the warranty period, depending on the determination of legal obligor status. All performance obligations and risk of loss associated with such contracts are transferred to an unrelated third-party administrator at the time the contracts are sold. Costs associated with these contracts are recognized in the same period as the related revenue.

A liability for future performance is recognized when gift cards are sold and the related revenue is recognized when gift cards are redeemed as payment for the products. The Company recognizes as revenue the unused portion of the gift card liability when historical data indicates that additional redemption is remote.

Franchise fees, royalty income and the sales of products to franchisees and licensees, which currently are not significant, are included in Sales, while product costs are included in Cost of goods sold and occupancy costs in the Consolidated Statements of Operations.

Cost of Goods Sold and Occupancy: The Company includes in Cost of goods sold and occupancy costs, inventory costs, net of estimable vendor allowances and rebates, cash discounts on purchased inventory, freight costs incurred to bring merchandise to stores and warehouses, provisions for inventory value and physical adjustments and occupancy costs, including depreciation or facility rent of inventory-holding and selling locations and related utilities.

Shipping and Handling Fees and Costs: Income generated from shipping and handling fees is recorded in Sales for all periods presented. Freight costs incurred to ship merchandise to customers are recorded as a component of Store and warehouse operating and selling expenses. Distribution costs, including shipping costs, combined with warehouse handling costs totaled $711.5 million in 2012, $727.0 million in 2011 and $747.1 million in 2010. Approximately $6 million of accruals for distribution related facility closures is included in the 2011 amount.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other companies may present shipping and handling costs in cost of goods sold. Accordingly, the Company’s presentation of cost of goods sold and gross profit may not be comparable to similarly titled captions used by other companies.

Store and Warehouse Operating and Selling Expenses: This caption includes employee payroll and benefits and other operating costs incurred relating to selling activities, as well as shipping and handling activities described above. It also includes advertising expenses and accretion, gains and losses relating to closed facilities. Asset impairments have been presented separately on the Consolidated Statements of Operations.

General and Administrative Expenses: General and administrative expenses include, employee payroll and benefits, as well as other expenses for executive management and various staff functions, such as information technology, most human resources functions, finance, legal, internal audit, and certain merchandising and product development functions. Gains and losses relating to assets used to support these functions, as well as certain charges related to Company-directed activities are included in this caption. General and administrative expenses are allocated to business segments in determination of Division operating income to the extent those costs are considered to be directly or closely related to segment activity.

Advertising: Advertising costs are charged either to expense when incurred or, in the case of direct marketing advertising, capitalized and amortized in proportion to the related revenues over the estimated life of the material, which range from several months to up to one year.

Advertising expense recognized was $402.4 million in 2012, $434.6 million in 2011 and $469.5 million in 2010. Prepaid advertising costs were $27.3 million as of December 29, 2012 and $28.3 million as of December 31, 2011.

Accounting for Stock-Based Compensation: Stock-based compensation is accounted for using the fair value method of expense recognition. The Company uses the Black-Scholes valuation model and recognize compensation expense on a straight-line basis over the requisite service period of the grant. Alternative models are considered if grants have characteristics that cannot be reasonably estimated using this model.

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

Comprehensive Income (Loss): Comprehensive income (loss) represents the change in stockholders’ equity from transactions and other events and circumstances arising from non-stockholder sources. Comprehensive income consists of net earnings (loss), foreign currency translation adjustments, deferred pension gains (losses), and elements of qualifying cash flow hedges. Because of valuation allowances in U.S. and several international taxing jurisdictions, these items generally have little or no tax impact. The component balances are net of immaterial tax impacts, where applicable. As of December 29, 2012, and December 31, 2011, the Consolidated Balance Sheet reflected Accumulated OCI in the amount of $212.7 million and $194.5 million, which consisted of $216.0 million and $192.5 million in foreign currency translation adjustments, $0.6 million and $3.0 million in unamortized gain on hedge and $3.9 million and $1.0 million in deferred pension loss, respectively. During 2012, approximately $3.3 million of the cumulative translation adjustment balance was recognized upon disposition of an international subsidiary. Additionally, the cumulative translation adjustment balance was reduced by $4.7 million in 2012 as a result of providing U.S. deferred taxes on certain foreign earnings following a change in the Company’s permanent reinvestment assertion for the related entity. Refer to Note F for additional discussion of income taxes.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Vendor Arrangements: The Company enters into arrangements with substantially all significant vendors that provide for some form of consideration to be received from the vendors. Arrangements vary, but some specify volume rebate thresholds, advertising support levels, as well as terms for payment and other administrative matters. The volume-based rebates, supported by a vendor agreement, are estimated throughout the year and reduce the cost of inventory and cost of goods sold during the year. This estimate is regularly monitored and adjusted for current or anticipated changes in purchase levels and for sales activity. Other promotional consideration received is event-based or represents general support and is recognized as a reduction of Cost of goods sold and occupancy costs or Inventory, as appropriate based on the type of promotion and the agreement with the vendor. Some arrangements may meet the specific, incremental, identifiable criteria that allow for direct operating expense offset, but such arrangements are not significant.

New Accounting Standards: Effective for the first quarter of 2013, a new accounting standard will require disclosure of amounts reclassified out of comprehensive income by component. In addition, companies will be required to present, either on the face of financial statements or in a single note, significant amounts reclassified out of accumulated other comprehensive income and the income statement line item affected by the reclassification.

Effective for the first quarter of 2014, a new accounting standard will require disclosure of information about the effect or potential effect of financial instrument netting arrangements on the Company’s financial position. Companies will be required to present both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This standard was further clarified to apply to specified financial instruments subject to master netting agreements.

Including the above, there are no recently issued accounting standards that are expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

NOTE B – SEVERANCE AND FACILITY CLOSURE COSTS

In recent years, the Company has taken actions to adapt to changing and increasingly competitive conditions in the markets in which the Company serves. These actions include closing stores and distribution centers, consolidating functional activities, disposing of businesses and assets, and taking actions to improve process efficiencies.

Severance and facility closure accruals associated with exit and restructuring-related activities are as follows:

(In millions)	Beginning Balance	Charges Incurred	Cash Payments	Non-cash Settlements and Accretion	Currency and Other Adjustments	Ending Balance
2012
Termination benefits	$12	$26	$(33)	$—	$1	$6
Lease, contract obligations and, other costs	95	21	(48)	8	1	77

Total	$107	$47	$(81)	$8	$2	$83

2011
Termination benefits	$4	$25	$(17)	$—	$—	$12
Lease, contract obligations and, other costs	113	26	(59)	12	3	95

Total	$117	$51	$(76)	$12	$3	$107

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The charges incurred are presented in the following captions of the Consolidated Statements of Operations.

(In millions)	2012	2011	2010
Cost of goods sold and occupancy costs	$—	$1	$—
Store and warehouse operating and selling expenses	21	25	14
General and administrative expenses	26	25	22

The charges incurred are recognized in Divisions as presented below.

(In millions)	2012	2011	2010
North American Retail Division	$2	$12	$—
North America Business Solutions Division	3	—	—
International Division	32	27	23
Corporate level	10	12	13

Severance costs usually require cash payment within one year of expense recognition. Facility closure costs usually require cash payments over the related lease contract period or until the lease is terminated. The Company maintains accruals for facilities closed that are considered part of operating activities. Accrual for facilities closed for 2012 and 2011 totaled $10 million and $14 million, respectively. Closure costs and accretion totaled $4 million and $1 million in 2012 and 2011, respectively. Cash payments of $8 million and $7 were made in 2012 and 2011, respectively.

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment consisted of:

(In thousands)	December 29, 2012	December 31, 2011
Land	$31,430	$34,258
Buildings	290,153	335,862
Leasehold improvements	746,909	998,736
Furniture, fixtures and equipment	1,337,612	1,547,659

	2,406,104	2,916,515
Less accumulated depreciation	(1,549,763)	(1,849,475)

Total	$856,341	$1,067,040

The above table of property and equipment includes assets held under capital leases as follows:

(In thousands)	December 29, 2012	December 31, 2011
Buildings	$228,392	$266,992
Furniture, fixtures and equipment	57,565	53,924

	285,957	320,916
Less accumulated depreciation	(106,720)	(112,250)

Total	$179,237	$208,666

Depreciation expense was $152.1 million in 2012, $161.0 million in 2011, and $163.2 million in 2010. Refer to Note I for additional information on asset impairment charges.

Included in $1,337.6 million above, are capitalized software costs of $398.0 million and $378.8 million at December 29, 2012 and December 31, 2011, respectively. The unamortized amounts of the capitalized software costs are $165.7 million and $177.9 million at December 29, 2012 and December 31, 2011, respectively. Amortization of capitalized software costs totaled $46.2 million, $45.2 million and $42.2 million in 2012, 2011 and 2010, respectively. Software development costs that do not meet the criteria for capitalization are expensed as incurred.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated future amortization expense for the next five years related to capitalized software at December 29, 2012 is as follows:

(In millions)
2013	$49.4
2014	47.8
2015	43.4
2016	18.7
2017	6.3
Thereafter	0.1

The weighted average amortization period for the remaining capitalized software is 3.6 years.

In 2010, the Company recognized a $51.3 million asset impairment associated with the abandonment of a certain capitalized software application. This asset impairment is included in Asset impairments in the Consolidated Statement of Operations.

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The components of goodwill by segment are provided in the following table:

(In thousands)	North American Retail Division	North American Business Solutions Division	International Division	Total
Goodwill	$1,842	$367,790	$863,134	$1,232,766
Accumulated impairment losses	(1,842)	(348,359)	(863,134)	(1,213,335)

Balance as of December 25, 2010	—	19,431	—	19,431
Goodwill	1,842	367,790	863,134	1,232,766
Accumulated impairment losses	(1,842)	(348,359)	(863,134)	(1,213,335)
Goodwill acquired during the year	__	__	45,805	45,805
Foreign currency rate impact	__	__	(3,337)	(3,337)

Balance as of December 31, 2011	—	19,431	42,468	61,899
Goodwill	1,842	367,790	905,602	1,275,234
Accumulated impairment losses	(1,842)	(348,359)	(863,134)	(1,213,335)
Foreign currency rate impact	—	__	2,413	2,413

Balance as of December 29, 2012	$—	$19,431	$44,881	$64,312

Refer to Note I for additional discussion of the 2012 goodwill valuation considerations.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Intangible Assets

The carrying value of an indefinite-lived intangible asset related to an acquired trade name was $5.7 million and $5.5 million, at December 29, 2012 and December 31, 2011, respectively. The carrying value change during 2012 resulted from changes in foreign currency rates. This intangible asset is included in Other intangible assets in the Consolidated Balance Sheets. Indefinite-lived intangibles are not subject to amortization, but are assessed for impairment at least annually.

Definite-lived intangible assets are reviewed periodically to determine whether events and circumstances warrant a revision to the remaining period of amortization. In the third quarter of 2012, the Company re-evaluated remaining balances of certain amortizing intangible assets associated with a 2011 acquisition in Sweden. An impairment charge of approximately $14 million was recognized and is presented in Asset impairment in the Consolidated Statements of Operations. Refer to Notes I and P for additional information on the fair value measurement and the acquisition, respectively.

Definite-lived intangible assets, which are included in Other intangible assets in the Consolidated Balance Sheets, are as follows:

	December 29, 2012
(In thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists	$28,000	$(16,864)	$11,136
Other	3,400	(3,400)	—

Total	$31,400	$(20,264)	$11,136

	December 31, 2011
(In thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer lists	$43,972	$(16,174)	$27,798
Other	5,868	(3,987)	1,881

Total	$49,840	$(20,161)	$29,679

The weighted average amortization period for the remaining finite-lived intangible assets is 4.4 years.

Amortization of intangible assets was $4.9 million in 2012, $5.2 million in 2011, and $2.9 million in 2010 (at average foreign currency exchange rates). For 2012, $2.6 million and $2.3 million are included in the Consolidated Statement of Operations in Selling and warehouse operating and selling expenses and General and administrative expenses, respectively.

Estimated future amortization expense for the next five years at December 29, 2012 is as follows:

(In thousands)
2013	$2,545
2014	2,545
2015	2,545
2016	2,545
2017	956

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E – DEBT

Debt consists of the following:

(In thousands)	December 29, 2012	December 31, 2011
Short-term borrowings and current maturities of long-term debt:
Short-term borrowings	$2,203	$15,057
Capital lease obligations	19,694	18,626
Other current maturities of long-term debt	152,251	2,718

	$174,148	$36,401

Long-term debt, net of current maturities:
Senior Secured Notes	$250,000	$—
Senior Notes	—	399,953
Capital lease obligations	217,884	229,605
Other	17,447	18,755

	$485,331	$648,313

The Company was in compliance with all applicable financial covenants of existing loan agreements at December 29, 2012.

Amended Credit Agreement

On May 25, 2011, the Company entered into a $1.0 billion Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with a group of lenders, most of whom participated in the Company’s previously-existing $1.25 billion Credit Agreement. The Amended Credit Agreement provides for an asset based, multi-currency revolving credit facility (the “Facility”). The Amended Credit Agreement also provides that the Facility may be increased by up to $250 million, subject to certain terms and conditions, including obtaining increased commitments from existing or new lenders. The amount that can be drawn on the Facility at any given time is determined based on percentages of certain accounts receivable, inventory and credit card receivables (the “Borrowing Base”). At December 29, 2012, the Company was eligible to borrow $699.4 million of the Facility based on the December Borrowing Base certificate. The Facility includes a sub-facility of up to $200 million which is available to certain of the Company’s European subsidiaries (the “European Borrowers”). Certain of the Company’s domestic subsidiaries (the “Domestic Guarantors”) guaranty the obligations under the Facility. The Agreement also provides for a letter of credit sub-facility of up to $325 million. All loans borrowed under the Agreement may be borrowed, repaid and reborrowed from time to time until the maturity date of May 25, 2016.

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

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Facility also includes provisions whereby if the global availability is less than $150.0 million, or the European availability is below $37.5 million, the Company’s cash collections go first to the agent to satisfy outstanding borrowings. Further, if total availability falls below $125.0 million, a fixed charge coverage ratio test is required. Any event of default that is not cured within the permitted period, including non-payment of amounts when due, any debt in excess of $25 million becoming due before the scheduled maturity date, or the acquisition of more than 40% of the ownership of the Company by any person or group, within the meaning of the Securities and Exchange Act of 1934, could result in a termination of the Facility and all amounts outstanding becoming immediately due and payable.

The Amended Credit Agreement also permits the Company to use the Facility to redeem, tender or otherwise repurchase its existing Senior Notes subject to a $600 million minimum liquidity requirement.

On February 24, 2012, the Company entered into an amendment (the “Amendment”) to the Amended Credit Agreement. The Amendment provides the Company flexibility with regard to certain restrictive covenants in any possible refinancing and other transactions. In addition, the Amendment released one of the Company’s subsidiaries from its guarantee obligations under the Amended Credit Agreement.

At December 29, 2012, the Company had approximately $699.4 million of available credit under the Facility. At December 29, 2012, no amounts were outstanding under the Facility. Letters of credit outstanding under the Facility totaled approximately $90 million. An additional $0.2 million of letters of credit were outstanding under separate agreements. Average borrowings under the Facility during the periods for which amounts were outstanding in 2012 were approximately $4.3 million at an average interest rate of 2.6%. The maximum month end amount outstanding during 2012 occurred in February at approximately $13.2 million.

Senior Secured Notes

On March 14, 2012, the Company issued $250 million aggregate principal amount of its 9.75% Senior Secured Notes due March 15, 2019 (“Senior Secured Notes”) with interest payable in cash semiannually in arrears on March 15 and September 15 of each year. The Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by each of the Company’s existing and future domestic subsidiaries that guarantee the Amended Credit Agreement. The Senior Secured Notes are secured on a first-priority basis by a lien on substantially all of the Company’s domestic subsidiaries’ present and future assets, other than assets that secure the Amended Credit Agreement, and certain of their present and future equity interests in foreign subsidiaries. The Senior Secured Notes are secured on a second-priority basis by a lien on the Company and its domestic subsidiaries’ assets that secure the Amended Credit Agreement. The Senior Secured Notes were issued pursuant to an indenture, dated as of March 14, 2012, among the Company, the domestic subsidiaries named therein and U.S. Bank National Association, as trustee (the “Indenture”). Approximately $7 million was capitalized associated with the issuance of the Senior Secured Notes and will be amortized through 2019.

The terms of the Indenture provide that, among other things, the Senior Secured Notes and guarantees will be senior secured obligations and will: (i) rank senior in right of payment to any future subordinated indebtedness of the Company and the guarantors; (ii) rank equally in right of payment with all of the existing and future senior indebtedness of the Company and the guarantors; (iii) rank effectively junior to all existing and future indebtedness under the Amended Credit Agreement to the extent of the value of certain collateral securing the Facility on a first-priority basis, subject to certain exceptions and permitted liens; (iv) rank effectively senior to all existing and future indebtedness under the Amended Credit Agreement to the extent of the value of certain collateral securing the Senior Secured Notes; and (v) be structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to the Company or one of the guarantors).

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Senior Secured Notes may be redeemed by the Company, in whole or in part, at any time prior to March 15, 2016 at a price equal to 100% of the principal amount plus a make-whole premium as of the redemption date and accrued and unpaid interest. Thereafter, the Senior Secured Notes carry optional redemption features whereby the Company has the redemption option prior to maturity at par plus a premium beginning at 104.875% at March 15, 2016 and declining ratably to par at March 15, 2018 and thereafter, plus accrued and unpaid interest. Should the Company sell its ownership interest in Office Depot de Mexico, S.A., it would be required to offer to repurchase an aggregate amount of Notes at least equal to 60% of the net proceeds of such sale at 100% of par plus accrued and unpaid interest.

Additionally, on or prior to March 15, 2015, the Company may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 109.750% of the principal amount of the Senior Secured Notes redeemed plus accrued and unpaid interest to the redemption date; and, upon the occurrence of a change of control, holders of the Senior Secured Notes may require the Company to repurchase all or a portion of the Senior Secured Notes in cash at a price equal to 101% of the principal amount to be repurchased plus accrued and unpaid interest to the repurchase date. Change of control, as defined in the Indenture, is a transfer of all or substantially all of the assets of Office Depot, acquisition of more than 50% of the voting power of Office Depot by a person or group, or members of the Office Depot Board of Directors as previously approved by the stockholders of Office Depot ceasing to constitute a majority of the Office Depot Board of Directors.

Senior Notes

In August 2003, the Company issued $400 million senior notes (“Senior Notes”) which bear interest at the rate of 6.25% per year, and because of amortization of a terminated treasury rate lock, have an effective interest rate of 5.86%. The notes contain provisions that could, in certain circumstances, place financial restrictions or limitations on the Company.

On March 15, 2012, the Company repurchased $250 million aggregate principal amount of its outstanding Senior Notes under a cash tender offer. The total consideration for each $1,000.00 note surrendered was $1,050.00. Tender fees and a proportionate amount of deferred debt issue costs and a deferred cash flow hedge gain were included in the measurement of the $12.1 million extinguishment costs reported in the Consolidated Statements of Operations for 2012. The cash amounts of the premium paid and tender fees are reflected as financing activities in the Consolidated Statements of Cash Flows. Accrued interest was paid through the extinguishment date.

The remaining $150 million outstanding Senior Notes is due in August 2013 and is classified as a current liability in the Consolidated Balance Sheet as of December 29, 2012.

Short-Term Borrowing

The Company had short-term borrowings of $2.2 million at December 29, 2012 under various local currency credit facilities for international subsidiaries that had an effective interest rate at the end of the year of approximately 5.8%. The maximum month end amount occurred in July at approximately $16.1 million and the maximum monthly average amount occurred in August at approximately $15.8 million. The majority of these short-term borrowings represent outstanding balances on uncommitted lines of credit, which do not contain financial covenants.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital Lease Obligations

Capital lease obligations primarily relate to buildings and equipment.

Aggregate annual maturities of long-term debt and capital lease obligations are as follows:

(In thousands)
2013	$191,026
2014	38,061
2015	37,606
2016	31,315
2017	30,888
Thereafter	443,588

Total	772,484
Less amount representing interest on capital leases	(113,005)

Total	659,479
Less current portion	(174,148)

Total long-term debt	$485,331

NOTE F – INCOME TAXES

The income tax expense (benefit) related to earnings (loss) from operations consisted of the following:

(In thousands)	2012	2011	2010
Current:
Federal	$(13,819)	$(59,504)	$(28,278)
State	902	(3,625)	1,408
Foreign	13,795	15,023	849
Deferred :
Federal	(4,700)	—	—
State	33	33	(64)
Foreign	5,486	(14,999)	15,615

Total income tax expense (benefit)	$1,697	$(63,072)	$(10,470)

The components of earnings (loss) before income taxes consisted of the following:

(In thousands)	2012	2011	2010
North America	$(129,310)	$(4,131)	$(114,231)
International	53,887	36,750	57,556

Total	$(75,423)	$32,619	$(56,675)

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of deferred income tax assets and liabilities consisted of the following:

(In thousands)	December 29, 2012	December 31, 2011
U.S. and foreign net operating loss carryforwards	$366,927	$379,610
Deferred rent credit	95,220	101,679
Vacation pay and other accrued compensation	61,356	78,797
Accruals for facility closings	21,027	32,800
Inventory	14,406	13,562
Self-insurance accruals	19,374	20,640
Deferred revenue	6,613	5,893
State credit carryforwards, net of Federal benefit	8,278	13,643
Allowance for bad debts	2,727	2,911
Accrued rebates	121	7,978
Basis difference in fixed assets	39,762	—
Other items, net	64,230	46,713

Gross deferred tax assets	700,041	704,226
Valuation allowance	(583,172)	(621,719)

Deferred tax assets	116,869	82,507

Internal software	2,799	4,216
Basis difference in fixed assets	—	32,055
Deferred Subpart F income	10,791	10,791
Undistributed foreign earnings	72,345	—

Deferred tax liabilities	85,935	47,062

Net deferred tax assets	$30,934	$35,445

For financial reporting purposes, a jurisdictional netting process is applied to deferred tax assets and deferred tax liabilities, resulting in the balance sheet classification shown below.

(In thousands)	December 29, 2012	December 31, 2011
Deferred tax assets:
Included in Prepaid and other current assets	$36,725	$29,592
Deferred income taxes – noncurrent	33,421	47,791
Deferred tax liabilities:
Included in Accrued expenses and other current liabilities	4,711	12,558
Included in Deferred income taxes and other long-term liabilities	34,501	29,380

Net deferred tax asset	$30,934	$35,445

As of December 29, 2012, the Company had approximately $229 million of U.S. Federal, $833 million of foreign, and $1.2 billion of state net operating loss carryforwards. The U.S. Federal carryforward will expire between 2030 and 2032. Of the foreign carryforwards, $623 million can be carried forward indefinitely, $29 million will expire in 2013, and the remaining balance will expire between 2014 and 2032. Of the state carryforwards, $7 million will expire in 2013, and the remaining balance will expire between 2014 and 2032. The Company has not triggered any provision, similar to the U.S. IRS Federal Section 382, limiting the use of the Company’s net operating loss carryforwards and deferred tax assets as of December 29, 2012. If the Company were to become subject to such provisions in future periods, the Company’s income tax expense may be negatively impacted.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, as a result of the settlement of an audit with a foreign taxing authority, the Company has conceded net operating loss carryforwards of $56 million and the previously disclosed $1.73 billion of foreign capital loss carryforwards ($454 million tax-effected) that resulted from a 2010 internal restructuring transaction. Both of these deferred tax attributes were fully offset by valuation allowance prior to the settlement. Under the tax laws of the jurisdiction, the capital loss carryforward was limited to only offset a future capital gain resulting from an intercompany transaction between the specific subsidiaries of the Company involved in the 2010 transaction. Because the Company believed that it was remote that the capital loss carryforward would be realized in the foreseeable future, a full valuation allowance had been established against the asset and the Company had excluded the attribute from the above tabular renditions of deferred tax assets and liabilities.

U.S. income taxes have not been provided on certain undistributed earnings of foreign subsidiaries, which were approximately $451 million as of December 29, 2012. The Company has historically reinvested such earnings overseas in foreign operations indefinitely and expects that future earnings will also be reinvested overseas indefinitely except as follows. In the fourth quarter of 2012, the Company concluded that it could no longer assert that foreign earnings of the Office Depot de Mexico joint venture would remain permanently reinvested, and therefore has established a deferred tax liability on the excess financial accounting value as of December 29, 2012 over the tax basis of the investment. Concurrently, as a result of the additional source of future taxable income represented by the newly established deferred tax liability, the Company concluded that valuation allowances attributable to U.S. Federal net operating loss carryforwards equal in value to the basis differential in the investment should be removed, as the Company believes that these assets will more likely than not be realized in a future period. As a result of the Company incurring a pre-tax loss and recognizing current-year benefits to its cumulative translation account attributable to its investment in the joint venture, the Company recorded an approximate net $5 million deferred tax benefit from the release of the valuation allowance.

Valuation allowances have been established to reduce deferred asset to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain deferred tax assets related to net operating loss carryforwards and other tax attributes. Because of the downturn in the Company’s performance associated with recessionary economic conditions, as well as the significant restructuring activities and charges the Company has taken in response, the Company has established valuation allowances against significant portions of its domestic and foreign deferred tax assets. The establishment of valuation allowances requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. An accumulation of recent pre-tax losses is considered strong negative evidence in that evaluation. While the Company believes positive evidence exists with regard to the realizability of these deferred tax assets, it is not considered sufficient to outweigh the objectively verifiable negative evidence, including the cumulative 36 month pre-tax loss history. Valuation allowances in certain foreign jurisdictions were removed during 2010 and 2011 because sufficient positive financial information existed, resulting in tax benefit recognition of $10 million and $9 million, respectively. In 2012, additional valuation allowances were established in certain other foreign jurisdictions because realizability of the related deferred tax assets was no longer more likely than not. Deferred tax assets without valuation allowances remain in certain foreign tax jurisdictions where supported by the evidence.

(In millions)	Beginning Balance	Additions	Deductions	Ending Balance
Valuation allowances at:
December 29, 2012	$621.7	$—	$(38.5)	$583.2
December 31, 2011	$648.9	$—	$(27.2)	$621.7

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the $583.2 million valuation allowance as of December 29, 2012, the Company has an additional $5 million tax effected net operating loss carryforward assets generated from equity compensation deductions that if realized in future periods would benefit additional paid-in capital.

The following is a reconciliation of income taxes at the Federal statutory rate to the provision (benefit) for income taxes:

(In thousands)	2012	2011	2010
Federal tax computed at the statutory rate	$(26,398)	$11,417	$(19,836)
State taxes, net of Federal benefit	709	1,417	1,434
Foreign income taxed at rates other than Federal	(14,889)	(22,290)	(15,926)
Increase (reduction) in valuation allowance	(8,662)	(7,927)	29,777
Non-deductible foreign interest	9,863	11,818	5,094
Change in uncertain tax positions	1,342	(77,085)	(32,283)
Tax expense from intercompany transactions	1,886	4,955	1,090
Subpart F income	—	10,101	—
Change in tax rate	1,816	1,529	—
Non-taxable return of purchase price	(22,361)	—	—
Outside basis difference of foreign joint venture	67,645	—	—
Tax accounting method change ruling	(15,548)	—	—
Disposition of foreign affiliates	223	—	(8,562)
Gain on intercompany sale	—	—	20,216
Other items, net	6,071	2,993	8,526

Income tax expense (benefit)	$1,697	$(63,072)	$(10,470)

The Company has reached a tentative settlement with the U.S. Internal Revenue Service (“IRS”) Appeals Division to close the previously-disclosed IRS deemed royalty assessment relating to foreign operations. The settlement is subject to the Congressional Joint Committee on Taxation approval which is anticipated in 2013. The resolution of this matter will close all known disputes with the IRS relating to 2009 and 2010. The Company has included the settlement in its assessment of uncertain tax positions at December 29, 2012, as provided below. Additionally, the 2012 tax rate includes an accrued benefit based on a ruling from the IRS allowing the Company to amend the 2009 tax year to make certain tax accounting method changes previously reflected in the 2010 tax year and to file an additional claim for refund for the incremental 2009 tax loss. The net result of the tax ruling and the Company’s settlement with the IRS Appeals Division will result in the receipt of approximately $14 million, which the Company expects to receive after the Congressional Joint Committee on Taxation review.

The 2012 effective tax rate also includes the benefit from the Recovery of purchase price that is treated as a purchase price adjustment for tax purposes. As discussed in Note H, this recovery would have been a reduction of related goodwill for financial reporting purposes, but the related goodwill was impaired in 2008.

The significant tax jurisdictions related to the line item foreign income taxed at rates other than Federal include the UK, the Netherlands and France.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity related to uncertain tax positions:

(In thousands)	2012	2011	2010
Beginning balance	$6,527	$110,540	$141,125
Additions based on tax positions related to the current year	—	—	3,436
Additions for tax positions of prior years	2,907	471,081	24,936
Reductions for tax positions of prior years	(829)	(40,083)	(32,572)
Statute expirations	—	(60,131)	(17)
Settlements	(4,053)	(474,880)	(26,368)

Ending balance	$4,552	$6,527	$110,540

Included in the balance of $4.6 million at December 29, 2012, are $2.8 million of net uncertain tax positions that, if recognized, would affect the effective tax rate. The difference of $1.8 million primarily results from positions which if sustained would be fully offset by a change in valuation allowance.

The Company files a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations for years before 2009. As discussed above, U.S. federal filings for 2009 and 2010 are awaiting final resolution from the IRS Appeals Division. The 2011 IRS Examination has been completed, and pending the final resolution of the tentative settlement with the IRS Appeals Division for 2009 and 2010 the IRS has made a deemed royalty assessment of $12.4 million ($4.3 million tax-effected) relating to 2011 foreign operations. The Company disagrees with this assessment and believes that no uncertain tax position accrual is required as of December 29, 2012. Additionally, the U.S. federal tax return for 2012 is under concurrent year review, and it is reasonably possible that the audits for one or more of these periods will be closed prior to the end of 2013. Significant international tax jurisdictions include the UK, the Netherlands, France and Germany. Generally, the Company is subject to routine examination for years 2008 and forward in these jurisdictions. It is reasonably possible that certain of these audits will close within the next 12 months, which the Company does not believe would result in a material change in its accrued uncertain tax positions. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits, however, an estimate of such changes cannot reasonably be made.

The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in the provision for income taxes. Because of the expiration of statute and settlement reached with certain taxing authorities, net interest credits of $30.4 million in 2011 and $6.7 million in 2010 were recognized. The Company recognized expense from interest of approximately $1.9 million in 2012. The Company had approximately $8.8 million accrued for the payment of interest and penalties as of December 29, 2012.

In connection with the expensing of the fair value of employee stock options, the Company has elected to calculate the pool of excess tax benefits under the alternative or “short-cut” method. At adoption, this pool of benefits was approximately $55.3 million and was approximately $100.7 million as of December 29, 2012. This pool may increase in future periods if tax benefits realized are in excess of those based on grant date fair values or may decrease if used to absorb future tax deficiencies determined for financial reporting purposes.

NOTE G – COMMITMENTS AND CONTINGENCIES

Operating Leases: The Company leases retail stores and other facilities and equipment under operating lease agreements. Facility leases typically are for a fixed non-cancellable term with one or more renewal options. In addition to minimum rentals, there are certain executory costs such as real estate taxes, insurance and common area maintenance on most of the facility leases. Many lease agreements contain tenant improvement allowances, rent holidays, and/or rent escalation clauses. For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred rent liability for tenant improvement allowances and rent holidays are recognized and amortized over the terms of the related leases as a reduction of rent expense. Rent related accruals totaled approximately $262.7 million and $254 million at December 29, 2012 and December 31, 2011, respectively. The short-term and long-term components of these liabilities are included in Accrued expenses and Other long-term liabilities, respectively, on the Consolidated Balance Sheets. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases.

Certain leases contain provisions for additional rent to be paid if sales exceed a specified amount, though such payments have been immaterial during the years presented.

Future minimum lease payments due under the non-cancelable portions of leases as of December 29, 2012 include facility leases that were accrued as store closure costs and are as follows.

(In thousands)
2013	$467,126
2014	400,317
2015	325,509
2016	246,738
2017	178,929
Thereafter	533,054

2,151,673
Less sublease income	48,389

Total	$2,103,284

Rent expense, including equipment rental, was $429.0 million, $447.1 million and $469.4 million in 2012, 2011, and 2010, respectively. Rent expense was reduced by sublease income of $4.6 million in 2012, $3.0 million in 2011and $2.8 million in 2010.

Legal Matters: The Company is involved in litigation arising in the normal course of business. While, from time to time, claims are asserted that make demands for a large sum of money (including, from time to time, actions which are asserted to be maintainable as class action suits), the Company does not believe that contingent liabilities related to these matters (including the matters discussed below), either individually or in the aggregate, will materially affect the Company’s financial position, results of operations or cash flows.

In addition, in the ordinary course of business, sales to and transactions with government customers may be subject to lawsuits, investigations, audits and review by governmental authorities and regulatory agencies, with which the Company cooperates. Many of these lawsuits, investigations, audits and reviews are resolved without material impact to the Company. While claims in these matters may at times assert large demands, the Company does not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect our financial position, results of our operations or cash flows. In addition to the foregoing, State of California et. al. ex. rel. David Sherwin v. Office Depot was filed in Superior Court for the State of California, Los Angeles County, and unsealed on October 19, 2012. This lawsuit relates to allegations regarding certain pricing practices in California under a now expired agreement that was in place between January 2, 2006 and January 1, 2011, pursuant to which state, local and non-profit agencies purchased office supplies (the “Purchasing Agreement”) from us. This action seeks as relief monetary damages. This lawsuit, which is now pending in the United States District Court for the Central District of California after a Notice of Removal filed by the Company. We believe that adequate provisions have been made for probable losses on one claim in this matter and such amounts are not material. However, in light of the early stages of the other claims and the inherent uncertainty of litigation, we are unable to reasonably determine the full effect of the potential liability in the matter. Office Depot intends to vigorously defend itself in this lawsuit and filed motions to dismiss. Additionally, during the first quarter of 2011, we were notified that the United States Department of Justice (“DOJ”) commenced an investigation into certain pricing practices related to the Purchasing Agreement. We have cooperated with the DOJ on this matter.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE H – EMPLOYEE BENEFIT PLANS

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

Long-Term Incentive Stock Plan

During 2010, the Company implemented a one-time voluntary stock option exchange program that had been approved by the Company’s Board of Directors and the shareholders. The fair value exchange program resulted in the tender of 3.8 million shares of eligible options in exchange for approximately 1.4 million of newly-issued options. No additional compensation expense resulted from this value-for-value exchange; however, the remaining unamortized compensation expense was subject to amortization over the three year vesting period. The new options have an exercise price of $5.13, which was the closing price of Office Depot, Inc. common stock on the date of the exchange. The fair value of the exchanged shares was $2.97 per share. The new options are listed separately in the tables below.

A summary of the activity in the stock option plans for the last three years is presented below.

	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	19,059,176	$6.90	20,021,044	$7.49	24,202,715	$11.81
Granted	82,000	3.22	3,680,850	4.53	5,140,900	8.11
Granted – option exchange	—	—	—	—	1,350,709	5.13
Cancelled	(4,512,372)	14.51	(3,567,513)	9.46	(4,510,682)	21.57
Cancelled – option exchange	—	—	—	—	(3,739,557)	22.85
Exercised	(2,050,733)	0.88	(1,075,205)	0.86	(2,423,041)	0.95

Outstanding at end of year	12,578,071	$5.25	19,059,176	$6.90	20,021,044	$7.49

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average grant date fair values of options granted during 2012, 2011, and 2010 were $1.86, $2.25, and $3.89, respectively, using the following weighted average assumptions for grants:

•	Risk-free interest rates of 0.94% for 2012, 1.97% for 2011, and 2.32% for 2010

•	Expected lives of 4.5 years for all three years

•	A dividend yield of zero for all three years

•	Expected volatility ranging from 72% to 74% for 2012, 67% to 77% for 2011, and 64% to 73% for 2010

•	Forfeitures are anticipated at 5% and are adjusted for actual experience over the vesting period

The following table summarizes information about options outstanding at December 29, 2012.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.85 $5.12	6,936,143	3.82	$2.11	5,105,443	3.36	$1.44
5.13 (option exchange)	739,478	3.48	5.13	541,019	3.14	5.13
5.14 10.00	3,790,993	3.55	7.65	2,676,641	3.09	7.83
10.01 15.00	751,659	1.17	11.31	751,659	1.17	11.31
15.01 25.00	87,501	0.61	17.45	87,501	0.61	17.45
25.01 33.61	272,297	1.00	31.44	272,297	1.00	31.44

$0.85 $33.61	12,578,071	3.48	$5.25	9,434,560	3.00	$5.26

The intrinsic value of options exercised in 2012, 2011 and 2010, was $4.0 million, $3.8 million, and $11.9 respectively.

As of December 29, 2012, there was approximately $3.4 million of total stock-based compensation expense that has not yet been recognized relating to non-vested awards granted under option plans. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of approximately 1.25 years. Of the 3.1 million unvested shares, the Company estimates that 3.0 million shares, or 97%, will vest. The number of exercisable shares was 9.4 million shares of common stock at December 29, 2012 and 10.8 million shares of common stock at December 31, 2011.

Restricted Stock and Restricted Stock Units

Restricted stock grants typically vest annually over a three-year service period; however, share grants made to the Company’s Board of Directors vest immediately and are free of restrictions.

In 2012, the Company granted 4.0 million shares of restricted stock and restricted stock units to eligible employees. These grants typically vest one-third annually on the grant date anniversary. Included in the 2012 grant is one award of 500,000 shares that will vest in two equal installments on December 31, 2012 and April 30, 2014. In addition, 336,000 shares were granted to the Board of Directors as part of their annual compensation and vested immediately. A summary of the status of the Company’s nonvested shares and changes during 2012, 2011 and 2010 is presented below.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2012		2011		2010
	Shares	Weighted Average Grant-Date Price	Shares	Weighted Average Grant-Date Price	Shares	Weighted Average Grant-Date Price
Nonvested at beginning of year	2,612,876	$3.96	496,059	$10.39	1,318,162	$13.21
Granted	4,018,253	3.26	2,890,943	3.96	173,387	8.01
Vested	(695,751)	3.45	(594,876)	9.00	(741,007)	14.19
Forfeited	(475,478)	3.79	(179,250)	4.97	(254,483)	11.31

Nonvested at end of year	5,459,900	$3.52	2,612,876	$3.96	496,059	$10.39

As of December 29, 2012, there was approximately $10.1 million of total unrecognized compensation cost related to nonvested restricted stock. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of approximately 2 years. Of the 5.5 million unvested shares at year end, the Company estimates that 5.0 million shares will vest. The total grant date fair value of shares vested during 2012 was approximately $2.4 million.

Performance-Based Incentive Program

During 2012, the Company implemented a performance-based long-term incentive program consisting of performance stock units and performance cash. Payouts under this program are based on achievement of certain financial targets set by the Board of Directors, and are subject to additional service vesting requirements, generally of three years from the grant date. In total, 2.1 million performance stock units were granted under the program. Based on 2012 performance, 1.0 million shares were earned and will be subject to the vesting requirements; all remaining shares were forfeited.

The Company also granted $15.0 million in performance cash under the program described above. Based on 2012 performance, $5.6 million was considered earned and the remaining $9.4 million was forfeited. The vesting of the performance cash is identical to the vesting for the performance stock units discussed above.

Long-Term Incentive Cash Plan

During 2012, certain of the Company’s employees were eligible to receive time-vested long-term incentive cash. Approximately $6 million was granted in March of 2012 with a three-year ratable vesting schedule. Awards vest on each of the first three anniversaries following the grant date. As of December 29, 2012 there was approximately $5.5 million that remained outstanding.

Retirement Savings Plans

Eligible Company employees may participate in the Office Depot, Inc. Retirement Savings Plan (“401(k) Plan”), which was approved by the Board of Directors. This plan allows those employees to contribute a percentage of their salary, commissions and bonuses in accordance with plan limitations and provisions of Section 401(k) of the Internal Revenue Code. Company matching contributions were suspended by the compensation and benefits committee of the Board of Directors during 2010. The committee reinstated the Company matching provisions at 50% of the first 4% of an employee’s contributions, subject to the limits of the 401(k) Plan, effective with the first pay period beginning in 2011. Matching contributions are invested in the same manner as the participants’ pre-tax contributions. The 401(k) Plan also allows for a discretionary matching contribution in addition to the normal match contributions if approved by the Board of Directors.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Office Depot also sponsors the Office Depot, Inc. Non-Qualified Deferred Compensation Plan that, until December 2009, permitted eligible highly compensated employees, who were limited in the amount they could contribute to the 401(k) Plan, to alternatively defer a portion of their salary, commissions and bonuses up to maximums and under restrictive conditions specified in this plan and to participate in Company matching provisions. The matching contributions to the deferred compensation plan were allocated to hypothetical investment alternatives selected by the participants. The compensation and benefits committee of the Board of Directors amended the plan to eliminate the predetermined matching contributions effective with the first payroll period beginning in 2009. In October 2009, the plan was amended the plan to no longer accept new deferrals.

During 2012, 2011, and 2010, $7.3 million, $7.2 million and $80.2 thousand, respectively, was recorded as compensation expense for Company contributions to these programs and certain international retirement savings plans. Additionally, nonparticipating annuity premiums were paid for benefits in certain European countries totaling $5.0 million, $5.0 million and $4.7 million in 2012, 2011, and 2010, respectively.

Pension Plan

The Company has a defined benefit pension plan which is associated with a 2003 European acquisition and covers a limited number of employees in Europe. During 2008, curtailment of that plan was approved by the trustees and future service benefits ceased for the remaining employees.

The sale and purchase agreement (“SPA”) associated with the 2003 European acquisition included a provision whereby the seller was required to pay an amount to the Company if the acquired pension plan was determined to be underfunded based on 2008 plan data. The unfunded obligation amount calculated by the plan’s actuary based on that data was disputed by the seller. In accordance with the SPA, the parties entered into arbitration to resolve this matter and, in March 2011, the arbitrator found in favor of the Company. The seller pursued an annulment of the award in French court. In November 2011, the seller paid GBP 5.5 million ($8.8 million, measured at then-current exchange rates) to the Company to allow for future monthly payments to the pension plan, pending a court ruling on their cancellation request. That money was placed in an escrow account with the pension plan acting as trustee. On January 6, 2012, the Company and the seller entered into a settlement agreement that settled all claims by either party for this and any other matter under the original SPA. The seller paid an additional GBP 32.2 million (approximately $50 million, measured at then-current exchange rates) to the Company in February 2012. Following this cash receipt in February 2012, the Company contributed the GBP 37.7 million (approximately $58 million at then-current exchange rates) to the pension plan, resulting in the plan changing from an unfunded liability position at December 31, 2011 to a net asset position at December 29, 2012 as shown in table below. There are no additional funding requirements while the plan is in a surplus position.

This pension provision of the SPA was disclosed in 2003 and subsequent periods as a matter that would reduce goodwill when the plan was remeasured and cash received. However, all goodwill associated with this transaction was impaired in 2008, and because the remeasurement process had not yet begun, no estimate of the potential payment to the Company could be made at that time. Consistent with disclosures subsequent to the 2008 goodwill impairment, resolution of this matter in the first quarter of 2012 was reflected as a credit to operating expense. The cash received from the seller, reversal of an accrued liability as a result of the settlement agreement, fees incurred in 2012, and fee reimbursement from the seller have been reported in Recovery of purchase price in the Consolidated Statements of Operations for 2012, totaling $68.3 million. An additional expense of $5.2 million of costs incurred in prior periods related to this arrangement is included in General and administrative expenses, resulting in a net increase in operating profit for 2012 of $63.1 million. Similar to the presentation of goodwill impairment in 2008, this recovery and related charge is reported at the corporate level, not part of International Division operating income.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The cash payment from the seller was received by a subsidiary of the Company with the Euro as its functional currency and the pension plan funding was made by a subsidiary with Pound Sterling as its functional currency, resulting in certain translation differences between amounts reflected in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for 2012. The receipt of cash from the seller is presented as a source of cash in investing activities. The contribution of cash to the pension plan is presented as a use of cash in operating activities.

The following table provides a reconciliation of changes in the projected benefit obligation, the fair value of plan assets and the funded status of the plan to amounts recognized on the Company’s Consolidated Balance Sheets:

(In thousands)	December 29, 2012	December 31, 2011
Changes in projected benefit obligation:
Obligation at beginning of period	$182,364	$177,195
Service cost	—	—
Interest cost	8,639	9,838
Benefits paid	(4,545)	(4,118)
Actuarial gain (loss)	14,287	(1,558)
Currency translation	7,114	1,007

Obligation at valuation date	207,859	182,364

Changes in plan assets:
Fair value at beginning of period	132,787	132,022
Actual return (loss) on plan assets	22,413	(1,259)
Company contributions	58,987	5,293
Benefits paid	(4,545)	(4,118)
Currency translation	6,285	849

Plan assets at valuation date	215,927	132,787

Net asset (liability) recognized at end of period	$8,068	$(49,577)

In the Consolidated Balance Sheets, the net funded amount at December 29, 2012 is classified as a non-current asset in the caption Other assets and the net unfunded balance at December 31, 2011 was included in Deferred taxes and other long-term liabilities. Included in OCI were deferred losses of $3.9 million and $1.0 million at December 29, 2012 and December 31, 2011, respectively. The deferred loss is not expected to be amortized into income during 2012.

The components of net periodic cost (benefit) are presented below:

(In thousands)	2012	2011	2010
Service cost	$—	$—	$—
Interest cost	8,639	9,838	10,466
Expected return on plan assets	(10,674)	(9,336)	(8,039)

Net periodic pension cost (benefit)	$(2,035)	$502	$2,427

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumptions used in calculating the funded status included:

	2012	2011	2010
Long-term rate of return on plan assets	6.00%	6.00%	6.77%
Discount rate	4.40%	4.70%	5.40%
Salary increases	—	—	—
Inflation	3.00%	3.00%	3.40%

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

The allocation of assets is as follows:

	Percentage of Plan Assets			Target Allocation

	2012	2011	2010

Equity securities	64%	70%	73%	65%
Debt securities	36%	30%	27%	35%

Total	100%	100%	100%

The fair value of plan assets by asset category is as follows:

(In thousands)		Fair Value Measurements at December 29, 2012
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities
Developed market equity funds	$72,169	$72,169	$—	$—
Emerging market equity funds	66,519	—	66,519	—

Total equity securities	138,688	72,169	66,519	—

Debt securities
UK debt funds	11,866	—	11,866	—
Liability term matching debt funds	65,373	—	65,373	—

Total debt securities	77,239	—	77,239	—

Total	$215,927	$72,169	$143,758	$—

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)		Fair Value Measurements at December 31, 2011
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities
Developed market equity funds	$86,601	$86,601	$—	$—
Emerging market equity funds	5,311	1,487	3,824	—

Total equity securities	91,912	88,088	3,824	—

Debt securities				—
UK debt funds	30,439	—	30,439	—
Liability term matching debt funds	10,436	—	10,436	—

Total debt securities	40,875	—	40,875	—

Total	$132,787	$88,088	$44,699	$—

Anticipated benefit payments, at December 29, 2012 exchange rates, are as follows:

(In thousands)
2013	$4,764
2014	4,906
2015	5,053
2016	5,204
2017	5,361
Next five years	29,316

NOTE I — FAIR VALUE MEASUREMENTS

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In developing its fair value estimates, the Company uses the following hierarchy:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Significant unobservable inputs that are not corroborated by market data. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows or option pricing models using own estimates and assumptions or those expected to be used by market participants.

The fair values of cash and cash equivalents, receivables, accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

Refer to Note A for additional information on cash and cash equivalents, which total $670.8 million at December 29, 2012 (Level 1), as well as fair value estimates used when considering potential impairments of long-lived assets (Level 3). Impairment charges of $138.5 million, $11.4 million and $2.3 during 2012, 2011, and 2010, respectively, were based on estimated fair values of the related assets of $42 million in 2012, $1.7 million in 2011 and $0.4 million in 2010.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of the Company’s foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current interest rates, exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data. Refer to Note J for additional information on the Company’s derivative instruments and hedging activities.

The Company records its Senior Notes payable at par value, adjusted for amortization of a fair value hedge which was cancelled in 2005. The fair value of the Senior Notes and the Senior Secured Notes are considered Level 2 fair value measurements and are based on market trades of these securities on or about the dates below.

	2012		2011
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
6.25% Senior Notes	$149,953	$153,750	$399,953	$381,067
9.75% Senior Secured Notes	$250,000	$265,938	—	—

Fair Value Estimates Used in Impairment Analyses

North American Retail Division

Because of declining sales in recent periods, the Company has conducted a detailed quarterly store impairment analysis. The analysis uses input from retail store operations and the Company’s accounting and finance personnel that organizationally report to the Chief Financial Officer. These projections are based on management’s estimates of store-level sales, gross margins, direct expenses, exercise of future lease renewal options, where applicable, and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. If the anticipated cash flows of a store cannot support the carrying value of its assets, the assets are impaired and written down to estimated fair value using Level 3 inputs. The Company recognized store asset impairment charges of $11 million in 2011, and $18 million, $24 million, $73 million and $9 million, in the four quarters of 2012, respectively.

A review of the North American Retail portfolio began in mid-2012 and the NA Retail Strategy was approved in the third quarter. The analysis concluded with a plan for each location to downsize to either small or mid-size format, relocate, remodel, renew or close at the end of the base lease term. These changes, and continued store performance, served as a basis for the Company’s asset impairment review for the third and fourth quarters of 2012.

The NA Retail Strategy provides a plan to downsize approximately 275 locations to small-format stores at the end of their lease term over the next three years and an additional 165 locations over the following two years. Approximately 60 locations will be downsized or relocated to the mid-sized format over the next three years and another 25 over the following two years. The Company anticipates closing approximately 50 stores as their base lease period ends. The remaining stores in the portfolio are anticipated to remain as configured, be remodeled or have base lease periods more than five years in the future. Future market conditions could impact any of these decisions used in this analysis.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Approximately 40% of the store leases will be at the optional renewal period within the next three years and 65% within the next five years. The individual cash flow time horizon for stores expected to be closed, relocated or downsized has been reduced to the base lease period, eliminating renewal option periods from the calculation, where applicable. Additionally, projected sales trends included in the impairment calculation model in prior periods have been reduced. The quarterly impairment analyses in recent periods have contemplated short-term negative sales trends, a period of no growth, turning positive in the second and later years. However, the actual quarterly results have declined more than included in the model and the Company recognized asset impairment charges each quarter since the third quarter of 2011, even though the Company continued to lower projected sales trends for these tests. Each period reflected the Company’s best estimate at the time. The current outlook on comparable store sales is a decline of 4% in the first year. The projected sales continue to be negative for the second year, but are on an improving trend. Gross margin assumptions have been held constant at current actual levels and operating costs are consistent with recent actual results and planned activities. Following adoption of the NA Retail Strategy and impairment charges recognized, approximately 250 stores were reduced to estimated salvage value of $7 million and assets for 130 locations were reduced to estimated fair value of $35 million based on their projected cash flows, discounted at 13%. The remaining value after asset impairment charges will be depreciated over the remaining lease period. These and other lower-performing locations are particularly sensitive to changes in projected cash flows over the forecast period and additional impairment is possible in future periods if results are below projections. A 100 basis point decrease in sales used in these estimates would have increased impairment by approximately $2.0 million. Independent of the sensitivity on sales assumptions, a 50 basis point decrease in gross margin would have increased the impairment by approximately $4.6 million. The interrelationship of having both of those inputs change as indicated would have resulted in impairment approximately $0.5 million more than the sum of the two individual inputs.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or if the Company commits to a more extensive store downsizing strategy, additional impairment charges may result. Additionally, unless store performance improves, future impairment charges may result. However, at the end of 2012, the impairment analysis reflects the Company’s best estimate of future performance, including the intended future use of the Company’s retail store assets.

International Division

During 2011, the Company acquired an office supply company in Sweden to supplement the existing business in that market. As a result of slowing economic conditions in Sweden after the acquisition, difficulties in the consolidation of multiple distribution centers and the adoption of new warehousing systems which impacted customer service and delayed or undermined planned marketing activities, the Company re-evaluated remaining balances of acquisition-related intangible assets of customer relationships and short-lived tradename values. The acquisition-date intangible asset valuation anticipated customer attrition of approximately 11% to 13% per year through 2013. The cash flow analysis consistent with the original valuation of the definite-lived intangible assets was updated by accounting and finance department personnel to reflect the decline experienced in 2012, as well as projected sales declines of 8% for acquisition-date retail customer relationships and 2% for acquisition-date contract relationships in 2013 and costs necessary to successfully complete the warehouse integration and re-launch the marketing initiatives. Cash flows related to these acquired customer relationships with the updated Level 3 inputs were projected to be negative, then recovering, but were insufficient to recover the intangible assets’ remaining carrying values. Accordingly, an impairment charge of approximately $14 million was recognized during the third quarter of 2012 and is presented in Asset impairments in the Consolidated Statements of Operations.

Fair Value Estimates Used for Paid-in-Kind Dividends

The Company’s Board of Directors can elect to pay quarterly dividends on the preferred stock in cash or in-kind. Dividends paid-in-kind are measured at fair value, using Level 3 inputs. The Company uses a binomial simulation that captures the call, conversion, and interest rate reset features as well the optionality of paying the dividend in-kind or in cash. The Board of Directors and Company’s management consider then-current and estimated future liquidity factors in making that quarterly decision.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dividends were paid in cash for each of the quarterly periods of 2010, the first three quarters of 2011, and the fourth quarter of 2012. For the 2011 dividends paid-in-kind, the simulation was based stock price volatility of 70%, a risk free rate of 1.49%, and a risk adjusted rate of 14.6%. The fair value calculation of $7.7 million was approximately $1.6 million below the amount added to the liquidation preference. For dividends paid-in-kind for the three quarters of 2012, the average stock price volatility was 63%, the risk free rate was 3.0% and the risk adjusted rate was 14.5%. The aggregate fair value calculated for these three quarters was $22.8 million, $6.3 million below the amount added to the liquidation preference. For the dividend paid-in-kind for the third quarter of 2012, a stock price volatility of 55% or 75% would have increased the estimate by $0.7 million or decreased the estimate by $0.6 million, respectively. Using a beginning of period stock price of $1.50 or $3.50 would have decreased the estimate by $1.7 million or increased the estimate by $1.1 million, respectively. Assuming that all future dividends would be paid in cash would have increased the estimate by $1.3 million. Assuming all future dividends would be paid-in-kind had no significant impact.

Indefinite Lived Intangible Assets

The quantitative tests of indefinite lived intangible assets during 2012 were based on a combination of discounted cash flows and market-based information, where available. Goodwill of $45 million included in the International Division is in a reporting unit comprised of wholly-owned operating subsidiaries in Europe and ownership of the joint venture operating in Mexico. The assessment of fair value of the operating subsidiaries was primarily based on a discounted cash flow analysis, including an estimated residual value. The analysis is prepared by the Company’s finance and accounting personnel that organizationally report to the Chief Financial Officer. The cash flows were projected to decrease, level and then trend positive, with an ending year growth rate of 1.5%. These amounts were discounted at 13%. Market data was used to corroborate this estimated value. Market data was used to estimate the value of the joint venture and was corroborated with a discounted cash flow analysis. The total estimated fair value of the reporting unit exceeded its carrying value by approximately 30%, with a substantial majority of the value associated with the joint venture. If the joint venture were removed from the composition of the reporting unit, it is likely that all of the existing goodwill would be impaired. Additionally, even if there is no change in the composition of the reporting unit, if future performance is below our projections, goodwill and other intangible asset impairment charges can result. The goodwill included in the North American Business Services Division was also assessed with no indications of impairment identified.

The estimated value of the indefinite lived tradename included in the International Division was based on an estimated royalty rate of 0.5% applied to projected sales and discounted at 13%. No indications of impairment were identified.

There were no significant differences between the carrying values and fair values of the Company’s financial instruments as of December 29, 2012 and December 31, 2011, except as disclosed above.

NOTE J — DERIVATIVE INSTRUMENTS AND HEDGING

As a global supplier of office products and services the Company is exposed to risks associated with changes in foreign currency exchange rates, commodity prices and interest rates. Foreign operations are typically, but not exclusively, conducted in the currency of the local environment. The Company is exposed to the risk of foreign currency exchange rate changes when making purchases, selling products, or arranging financings that are denominated in a currency different from the entity’s functional currency. Depending on the settlement timeframe and other factors, the Company may enter into foreign currency derivative transactions to mitigate those risks. The Company may designate and account for such qualifying arrangements as hedges. Gains and losses on these cash flow hedging transactions are deferred in other comprehensive income (“OCI”) and recognized in earnings in the same period as the hedged item. Transactions that are not designated as cash flow hedges are marked to market at each period with changes in value included in earnings. Historically, the Company has not entered into transactions to hedge net investment in foreign operations but may in future periods.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is also exposed to the risk of changing fuel prices from inbound and outbound transportation arrangements. The structure of many of these transportation arrangements, however, precludes applying hedge accounting. In those circumstances, the Company may enter into derivative transactions to offset the risk of commodity price changes, and the value of the derivative contract is marked to market at each reporting period with changes recognized in earnings. To the extent fuel arrangements qualify for hedge accounting, gains and losses are deferred in OCI until such time as the hedged item impacts earnings. At the end of the 2012, the Company had entered into a series of monthly forward swap contracts for approximately 10.9 million gallons of fuel settling through January 2014. These contracts are not designated as hedging instruments.

Interest rate changes on Company’s obligations may result from external market factors, as well as changes in credit rating or availability under the Facility. The Company manages exposure to interest rate risks at the corporate level. Interest rate sensitive assets and liabilities are monitored and assessed for market risk. Currently, no interest rate related derivative arrangements are in place. OCI includes the deferred gain from a hedge contract terminated in a prior period, net of the portion that was recognized as a component of the Loss on extinguishment of debt during the quarter ended March 31, 2012. This deferral is being amortized to interest expense through August 2013.

In certain markets, the Company may contract with third parties for future electricity needs. Such arrangements are not considered derivatives because they are within the ordinary course of business and are for physical delivery. Accordingly, these arrangements are not included in the tables below.

Financial instruments authorized under the Company’s established risk management policy include spot trades, swaps, options, caps, collars, forwards and futures. Use of derivative financial instruments for speculative purposes is expressly prohibited.

The following tables provide information on the Company’s hedging and derivative positions and activity.

	December 29, 2012		December 31, 2011
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
(In thousands)
Designated cash flow hedges:
Foreign exchange contracts	$565	$323	$284	$—
Non-designated hedging instruments:
Foreign exchange contracts	—	9	57	92
Commodity contracts – fuel	201	—	—	251

Total	$766	$332	$341	$343

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Non-Designated Hedging Instruments			Designated Cash Flow Hedges
	Amounts of Gain/(Loss) Recognized in Statement of Operations (a)(b)			(Gain)/Loss Recognized in OCI			(Gains)/Loss Reclassified from OCI to Statement of Operations (c)
(In thousands)	2012	2011	2010	2012	2011	2010	2012	2011	2010

Foreign exchange contracts	$(3,066)	$(6,452)	$(117)	$(515)	$1,646	$(1,982)	$(165)	$1,123	$(2,229)
Commodity contracts-fuel	452	3,601	253	—	—	—	—	—	—

Total	$(2,614)	$(2,851)	$136	$(515)	$1,646	$(1,982)	$(165)	$1,123	$(2,229)

(a)	Foreign exchange contracts amounts are included in Miscellaneous income, net
(b)

Approximately 60% of the fuel commodity contracts amounts are reflected in Cost of goods sold and occupancy costs. The remaining 40% of the amounts are reflected in Store and warehouse operating and selling expenses.

(c)	Included in Cost of goods sold and occupancy costs.

The existing designated hedge contracts are highly effective and the ineffective portion is considered immaterial. As of December 29, 2012, the foreign exchange contracts extend through December 2013. Losses currently deferred in OCI are expected to be recognized in earnings within the next twelve months. There were no hedging arrangements requiring collateral. However, the Company may be required to provide collateral on certain arrangements in the future. The fair values of the Company’s foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current exchange rates. The values are based on market-based inputs or unobservable inputs that are corroborated by market data.

NOTE K — REDEEMABLE PREFERRED STOCK

On June 23, 2009, Office Depot, Inc. issued 274,596 shares of 10.00% Series A Redeemable Convertible Participating Perpetual Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), and 75,404 shares of 10.00% Series B Redeemable Conditional Convertible Participating Perpetual Preferred Stock, par value $0.01 per share (“Series B Preferred Stock”), to funds advised by BC Partners, Inc. (the “Investors”), for $350 million (collectively, the “Redeemable Preferred Stock”). The issued shares are out of 280,000 authorized shares of Series A Preferred Stock and 80,000 authorized shares of Series B Preferred Stock. Approval of conversion and voting rights for these shares was received at a special shareholders’ meeting on October 14, 2009.

The initial liquidation value of $1,000 per preferred share and the conversion rate of $5.00 per common share allow the two series of preferred stock to be initially convertible into 70 million shares of common stock. The conversion rate is subject to anti-dilution adjustments. Until converted or otherwise redeemed, the Redeemable Preferred Stock is recorded outside of permanent equity on the Consolidated Balance Sheets because certain redemption conditions are not solely within the control of Office Depot. The balance is presented inclusive of accrued dividends measured at fair value and net of approximately $25 million of fees.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Redeemable Preferred Stock also may participate in dividends on common stock, if declared. However, if the closing price of the common stock on the record date for a dividend payment is less than $45.00 per share, the Company may not declare or pay a cash dividend on the common stock per share for any fiscal quarter in excess of the Redeemable Preferred Stock dividend amounts.

The Board of Directors approved cash dividends on the Redeemable Preferred Stock for each of the quarterly periods of 2010, the first three quarters of 2011, and the fourth quarter of 2012. Dividends were accrued and paid-in-kind for the last two quarters of 2009, fourth quarter of 2011 and the first three quarters of 2012. The stated-rate of those in-kind dividends were added to the liquidation preference of the respective Series A and Series B Preferred Stock. For accounting purposes, the dividends paid-in-kind were measured at fair value using a binomial simulation model. Refer to Note I for additional information. With an aggregate of Series A and Series B of 350,000 shares, reported dividends calculated on a per share basis were $94.10, $102.01, and $106.04, for 2012, 2011, and 2010, respectively. The liquidation preference value of the Redeemable Preferred Stock was $406.8 million and $377.7 million at December 29, 2012 and December 31, 2011, respectively.

The Company has the option to exercise the redemption rights of the Redeemable Preferred Stock, in whole or in part, at any time after June 23, 2012, subject to the right of the holder to first convert the preferred stock the Company proposes to redeem. The redemption price is initially 107% of the liquidation preference amount plus any accrued but unpaid dividends and decreases by 1% each year until reaching 100% after June 23, 2019. At any time after June 23, 2011, if the closing price of the common stock is greater than or equal to $9.75 per share for a period of 20 consecutive trading days, the Redeemable Preferred Stock is redeemable at 100% of the liquidation preference amount plus any accrued but unpaid dividends, in whole or in part, at the option of the Company, subject to the right of the holder to first convert the Redeemable Preferred Stock the Company proposes to redeem. The holder has the option to exercise the redemption rights of the Redeemable Preferred Stock at 101% of the liquidation preference in the event of certain fundamental change provisions (as defined in the Certificate of Designations for each series), including sale, bankruptcy or delisting of the Company’s common stock.

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

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE L — CAPITAL STOCK

Preferred Stock

As of December 29, 2012, there were 1,000,000 shares of $0.01 par value preferred stock authorized of which 540,000 remain undesignated. In June 2009, 360,000 shares were designated to the Redeemable Preferred Stock, of which 350,000 shares were issued and are outstanding. In October 2012, 100,000 shares were designated to Series C Junior Participating Preferred Stock discussed in the Rights Agreement section below.

Treasury Stock

At December 29, 2012, there were 5.9 million treasury shares held. Additional common stock repurchases are currently prohibited under the Facility and, in certain circumstances, require prior approval under the Preferred Stock agreements.

Rights Agreement

In October 2012, Company entered into a stockholder rights plan (the “Rights Agreement”). Pursuant to the Rights Agreement, the Board of Directors declared a dividend distribution of one Right (a “Right”) for each outstanding share of the Company’s common stock, par value $0.01 per share to shareholders of record at the close of business on November 9, 2012, which date will be the record date, and for each share of common stock issued (including shares distributed from Treasury) by the Company thereafter and prior to the Distribution Date (as described below). Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one five-thousandth of a share of Series C Junior Participating Preferred Stock, $0.01 par value per share (the “Series C Preferred Stock”), at a purchase price of $11.50 per one five-thousandth of a share of Series C Preferred Stock, subject to adjustment.

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

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE M — EARNINGS PER SHARE

The following table presents the calculation of net earnings (loss) per common share — basic and diluted:

(In thousands, except per share amounts)	2012	2011	2010
Basic Earnings Per Share
Numerator:
Net earnings (loss) attributable to common stockholders	$(110,045)	$59,989	$(81,736)

Denominator:
Weighted-average shares outstanding	279,727	277,918	275,557
Basic earnings (loss) per share	$(0.39)	$0.22	$(0.30)

Diluted Earnings Per Share
Numerator:
Net earnings (loss) attributable to Office Depot, Inc.	$(77,111)	$95,694	$(44,623)

Denominator:
Weighted-average shares outstanding	279,727	277,918	275,557
Effect of dilutive securities:
Stock options and restricted stock	4,401	5,176	7,060
Redeemable preferred stock	78,427	73,703	73,676

Diluted weighted-average shares outstanding	362,555	356,797	356,293
Diluted earnings (loss) per share	N/A	N/A	N/A

Awards of options and nonvested shares representing an additional 14.6 million, 13.6 million and 13.0 million shares of common stock were outstanding for the years ended December 29, 2012, December 31, 2011 and December 25, 2010, respectively, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive. For the three years presented, no tax benefits have been assumed in the weighted average share calculation in jurisdictions with valuation allowances. The diluted share amounts for 2012, 2011 and 2010 are provided for informational purposes, as the level of earnings (loss) for the periods causes basic earnings per share to be the most dilutive.

Following the Company’s issuance of the redeemable preferred stock in 2009, basic earnings per share is computed after consideration of preferred stock dividends. The preferred stock has certain participation rights with common stock resulting in application of the two-class method for computing earnings per share. In periods of sufficient earnings, this method assumes an allocation of undistributed earnings to both participating stock classes. The two-class method impacted the computation of earnings for the first quarter of 2012, but was not applicable to the full year 2012 because if would have been antidilutive. The preferred stockholders are not required to fund losses.

Dividends on preferred stock that are paid-in-kind are measured at fair value for financial reporting purposes and may be higher or lower than the cash-equivalent for the period. For additional information, refer to Note I and Note K.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE N — SUPPLEMENTAL INFORMATION ON OPERATING, INVESTING AND FINANCING ACTIVITIES

Additional supplemental information related to the Consolidated Statements of Cash Flows is as follows:

(In thousands)	2012	2011	2010
Cash interest paid (net of amounts capitalized)	$56,808	$54,833	$62,352
Cash taxes paid (refunded)	10,297	(3,317)	(54,459)
Non-cash asset additions under capital leases	9,029	10,025	13,251
Non-cash paid-in-kind dividends (refer to Note K)	22,765	7,656	—

NOTE O — SEGMENT INFORMATION

Office Depot operates in three segments: North American Retail Division, North American Business Solutions Division, and International Division. Each of these segments is managed separately primarily because it serves a different customer group. The accounting policies for each segment are the same as those described in Note A. Division operating income is determined based on the measure of performance reported internally to manage the business and for resource allocation. This measure allocates to the respective Divisions those general and administrative expenses (“G&A”) considered directly or closely related to their operations. Remaining G&A expenses and charges that are managed at the Corporate level are not allocated to the Divisions for measurement of Division operating income. Refer to Note B for discussion of charges. Other companies may charge more or less of these items to their segments and results may not be comparable to similarly titled measures used by other entities.

A summary of significant accounts and balances by segment, reconciled to consolidated totals follows.

(In thousands)		North American Retail	North American Business Solutions	International	Eliminations and Other*	Consolidated Total
Sales	2012	$4,457,826	$3,214,915	$3,022,911	$—	$10,695,652
	2011	$4,870,166	$3,261,953	$3,357,414	$—	$11,489,533
	2010	$4,962,838	$3,290,430	$3,379,826	$—	$11,633,094

Division operating income	2012	$12,164	$193,033	$49,329	$—	$254,526
	2011	$134,794	$145,096	$92,895	$—	$372,785
	2010	$127,504	$96,474	$110,781	$—	$334,759

Capital expenditures	2012	$54,535	$25,847	$25,350	$14,528	$120,260
	2011	$62,699	$22,690	$26,356	$18,572	$130,317
	2010	$67,172	$38,588	$27,637	$36,055	$169,452

Depreciation and amortization	2012	$84,627	$17,260	$33,810	$67,492	$203,189
	2011	$89,839	$14,518	$22,102	$84,951	$211,410
	2010	$86,657	$15,005	$24,712	$81,945	$208,319

Charges for losses on receivables and inventories	2012	$40,237	$5,835	$18,858	$—	$64,930
	2011	$31,274	$6,578	$18,348	$—	$56,200
	2010	$37,681	$8,463	$11,680	$—	$57,824

Net earnings from equity method investments	2012	$—	$—	$30,462	$—	$30,462
	2011	$—	$—	$31,426	$—	$31,426
	2010	$—	$—	$30,635	$—	$30,635

Assets	2012	$1,170,046	$658,688	$1,311,716	$870,329	$4,010,779
	2011	$1,434,844	$586,404	$1,373,108	$856,628	$4,250,984

*	Amounts included in “Eliminations and Other” consist of assets (including all cash and cash equivalents) and depreciation related to corporate activities.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the measure of Division operating income to Earnings (loss) before income taxes follows.

(In thousands)	2012	2011	2010
Division operating income	$254,526	$372,785	$334,759
Add/(subtract):
Recovery of purchase price	68,314	__	__
Unallocated charges	(18,228)	(14,919)	(63,934)
Unallocated operating expenses	(335,453)	(324,112)	(308,116)
Interest expense	(68,937)	(33,223)	(58,498)
Interest income	2,240	1,231	4,663
Loss on extinguishment of debt	(12,110)	__	__
Miscellaneous income, net	34,225	30,857	34,451

Earnings (loss) before income taxes	$(75,423)	$32,619	$(56,675)

As of December 29, 2012, the Company sold to customers throughout North America, Europe, Asia and Latin America. The Company operates through wholly-owned and majority-owned entities and participates in other ventures and alliances. There is no single country outside of the United States in which the Company generates 10% or more of the Company’s total sales. Geographic financial information relating to the Company’s business is as follows (in thousands).

	Sales			Property and Equipment, Net
	2012	2011	2010	2012	2011	2010
United States	$7,670,805	$8,108,402	$8,189,642	$707,628	$901,572	$980,426
International	3,024,847	3,381,131	3,443,452	148,713	165,468	176,587

Total	$10,695,652	$11,489,533	$11,633,094	$856,341	$1,067,040	$1,157,013

The Company classifies products into three categories: (1) supplies, (2) technology, and (3) furniture and other. The supplies category includes products such as paper, binders, writing instruments, school supplies, and ink and toner. The technology category includes products such as desktop and laptop computers, monitors, tablets, printers, cables, software, digital cameras, telephones, and wireless communications products. The furniture and other category includes products such as desks, chairs, luggage, sales in the copy and print centers, and other miscellaneous items.

Total Company sales by product group were as follows:

	2012	2011	2010
Supplies	65.5%	65.1%	65.2%
Technology	20.9%	21.9%	22.4%
Furniture and other	13.6%	13.0%	12.4%

	100.0%	100.0%	100.0%

NOTE P — INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Since 1994, the Company has participated in a joint venture that sells office products and services in Mexico and Central and South America, Office Depot de Mexico. Because the Company participates equally in this business with a partner, the Company accounts for this investment using the equity method. The Company’s proportionate share of Office Depot de Mexico’s net income is presented in Miscellaneous income, net in the Consolidated Statements of Operations. The investment balance at year end 2012 and 2011 of $241.8 million and $196.9 million, respectively, is included in Other assets in the Consolidated Balance Sheets. The Company received dividends of $25 million from this joint venture in 2011. The dividend is included as an operating activity in the Consolidated Statements of Cash Flows.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also participates in a joint venture operating in India. The investment in and results of operations for that entity are considered immaterial for all periods. The following tables provide summarized information from the balance sheets and statements of income for Office Depot de Mexico:

(In thousands)	December 29, 2012	December 31, 2011
Current assets	$377,405	$303,404
Non-current assets	333,788	295,033
Current liabilities	219,774	199,588
Non-current liabilities	7,344	5,895

(In thousands)	2012	2011	2010
Sales	$1,144,020	$1,114,201	$961,616
Gross profit	347,866	326,804	283,189
Net income	63,183	61,951	61,269

NOTE Q — ACQUISITION AND DISPOSITIONS

During the fourth quarter of 2012, the Company sold its operations in Hungary and entered into a license agreement with the buyers. The impact of this disposition is not significant to the Company’s results of operations, financial position or cash flows for any period presented.

On February 25, 2011, the Company acquired all of the shares of Svanströms Gruppen (Frans Svanströms & Co AB), a supplier of office products and services headquartered in Stockholm, Sweden to complement the Company’s existing business in that region. As part of this all-cash transaction, the Company recognized approximately $46 million of non-deductible goodwill, primarily attributable to anticipated synergies, $20 million of definite-lived intangible assets for customer relationships and proprietary names, as well as net working capital and property and equipment. The definite-lived intangible assets had a weighted average life of 6.9 years at the acquisition date. Operations have been included in the International Division results since the date of acquisition. Supplemental pro forma information as if the entities were combined at earlier periods is not provided based on materiality considerations. As discussed in Note D, the definite-lived intangible assets were impaired in the third quarter of 2012.

In December 2010, the Company sold the stock of its operating entities in Israel and Japan and entered into licensing agreements with the respective buyers of those companies. A loss on disposition of approximately $11 million was reflected in the operating income of the International Division and included in Store and warehouse operating and selling expenses in the Consolidated Statement of Operations. Additionally in December 2010, the Company entered into an amended shareholders’ agreement related to its joint venture in India such that financial and operating policies are shared and equity capital balances are equal. The revenues and expenses of these entities were included through the date of sale or deconsolidation in the Consolidated Statement of Operations and the assets and liabilities of each of these entities were removed from the year end 2010 Consolidated Balance Sheet. The investment in India is accounted for under the equity method, with the Company’s share of results being presented in Miscellaneous income, net.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE R — QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share amounts)	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)
Fiscal Year Ended December 29, 2012
Net sales	$2,872,809	$2,507,150	$2,692,933	$2,622,760
Gross profit	883,174	746,064	834,724	783,623
Net earnings (loss)	49,499	(57,387)	(61,925)	(7,307)
Net earnings (loss) attributable to Office Depot, Inc.	49,503	(57,382)	(61,916)	(7,316)
Net earnings (loss) available to common stockholders	41,287	(64,281)	(69,566)	(17,485)
Net earnings (loss) per share*:
Basic	$0.14	$(0.23)	$(0.25)	$(0.06)
Diluted	$0.14	$(0.23)	$(0.25)	$(0.06)

*	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

(1)	Net earnings include approximately $68 million of recovery of purchase price income from previous acquisition associated with pension plan and approximately $12 million loss on extinguishment of debt.

(2)	Net earnings include approximately $24 million North American Retail Division fixed asset impairment.

(3)	Net earnings include approximately $88 million North American Retail and International Division asset impairments.

(4)	Net earnings include approximately $9 million North American Retail Division fixed asset impairment.

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter(2)
Fiscal Year Ended December 31, 2011
Net sales	$2,972,960	$2,710,141	$2,836,737	$2,969,695
Gross profit	878,188	794,052	855,020	899,186
Net earnings (loss)	(5,390)	(20,116)	100,849	20,348
Net earnings (loss) attributable to Office Depot, Inc.	(5,414)	(20,114)	100,872	20,350
Net earnings (loss) available to common stockholders	(14,627)	(29,327)	91,659	12,284
Net earnings (loss) per share*:
Basic	$(0.05)	$(0.11)	$0.29	$0.04
Diluted	$(0.05)	$(0.11)	$0.28	$0.04

*	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

(1)	Net earnings include approximately $99 million of tax and related interest benefits from the reversal of uncertain tax positions.

(2)

Fiscal year 2011 includes 53 weeks in accordance with the Company’s 52- week, 53-week retail calendar; accordingly, the fourth quarter includes 14 weeks. Additionally, the fourth quarter includes approximately $24 million of benefits from the reversal of uncertain tax positions and valuation allowances.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE S — SUBSEQUENT EVENTS

On February 19, 2013, the Company entered into a definitive merger agreement (the “Agreement”) with OfficeMax Incorporated (“OfficeMax”), pursuant to which the Company and OfficeMax would combine in an all-stock merger transaction. At the effective time of the merger, the Company would issue 2.69 new shares of common stock for each outstanding share of OfficeMax common stock. In addition, at the effective time of the merger, the Company’s board of directors will be reconstituted to include an equal number of directors designated by the Company and OfficeMax. The parties’ obligations to complete the merger are subject to several conditions, including, among others, approval by the shareholders of each of the two companies, the receipt of certain regulatory approvals and other customary closing conditions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Office Depot, Inc.:

We have audited the consolidated financial statements of Office Depot, Inc. and subsidiaries (the “Company”) as of December 29, 2012 and December 31, 2011, and for each of the three fiscal years in the period ended December 29, 2012, and the Company’s internal control over financial reporting as of December 29, 2012, and have issued our reports thereon dated February 20, 2013; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in the accompanying index at Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

February 20, 2013

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II — Valuation and Qualifying Accounts and Reserves	97

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

SCHEDULE II

OFFICE DEPOT, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions— Charged to Expense	Deductions— Write-offs, Payments and Other Adjustments	Balance at End of Period
Allowance for doubtful accounts:

2012	$19,671	15,013	11,929	$22,755

2011	$28,047	13,603	21,979	$19,671

2010	$32,802	10,954	15,709	28,047

INDEX TO EXHIBITS FOR OFFICE DEPOT 10-K

Exhibit Number	Exhibit
3.1	Restated Certificate of Incorporation (Incorporated by reference from the respective annex to the Proxy Statement for Office Depot, Inc.’s 1995 Annual Meeting of Stockholders, filed with the SEC on April 20, 1995.)

3.2	Amendment to Restated Certificate of Incorporation (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 1998.)

3.3	Amended and Restated Bylaws (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on January 24, 2013.)

3.4	Certificate of Elimination of the Junior Participating Preferred Stock, Series A (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on June 23, 2009.)

3.5	Certificate of Designations of the 10.00% Series A Redeemable Convertible Participating Perpetual Preferred Stock (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on June 23, 2009.)

3.6	Certificate of Designations of the 10.00% Series B Redeemable Conditional Convertible Participating Perpetual Preferred Stock (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on June 23, 2009.)

3.7	Certificate of Designation of Series C Junior Participating Preferred Stock.

4.1	Form of Certificate representing shares of Common Stock (Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Registration Statement No. 33-39473 on Form S-4, filed with the SEC on March 15, 1991.)

4.2	Indenture, dated as of August 11, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, by and between Office Depot, Inc. and SunTrust Bank (Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Registration Statement No. 333-108602 on Form S-4, filed with the SEC on September 8, 2003.)

4.3	Supplemental Indenture No. 1, dated as of August 11, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, by and between Office Depot, Inc. and SunTrust Bank (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on October 27, 2003.)

4.4	Supplemental Indenture No. 2, dated as of October 9, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, by and between Office Depot, Inc. and SunTrust Bank (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on October 27, 2003.)

4.5	Investor Rights Agreement, dated as of June 23, 2009, by and among Office Depot, Inc., BC Partners, Inc. and the investors named in the Investor Rights Agreement (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on June 23, 2009.)

4.6	Registration Rights Agreement, dated as of June 23, 2009, by and among Office Depot, Inc., BC Partners, Inc. and the investors named in the Registration Rights Agreement (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on June 23, 2009.)

4.7	Indenture, dated as of March 14, 2012, relating to the $250 million 9.75% Senior Secured Notes due 2019, among Office Depot, Inc., the Guarantors named therein and U.S. Bank National Association (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on March 15, 2012.)

Exhibit Number	Exhibit

4.8	Supplemental Indenture No. 3 to the Indenture dated as of August 11, 2003 between Office Depot, Inc. and U.S. Bank National Association (as successor to SunTrust Bank), dated as of March 14, 2012, relating to the 6.250% Senior Notes due August 15, 2013, between Office Depot, Inc. and U.S. Bank National Association (as successor to SunTrust Bank) (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on March 15, 2012.)

4.9	Rights Agreement, dated October 24, 2012, by and between Office Depot, Inc. and Computershare Shareowner Services LLC (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on October 30, 2012.)

10.1	Lease Agreement dated November 10, 2006, by and between Office Depot, Inc. and Boca 54 North LLC (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 27, 2008, filed with the SEC on February 24, 2009.)

10.2	First Amendment to Lease dated July 3, 2007, by and between Office Depot, Inc. and Boca 54 North LLC (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 27, 2008, filed with the SEC on February 24, 2009.)

10.3	Amended Offer Letter dated December 31, 2008, for the Employment of Michael Newman as the Chief Financial Officer of Office Depot, Inc. (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 26, 2009, filed with the SEC on February 23, 2010.) *

10.4	Offer Letter dated August 22, 2008, for the Employment of Michael Newman as the Chief Financial Officer of Office Depot, Inc. (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 27, 2008, filed with the SEC on February 24, 2009.)*

10.5	Office Depot, Inc. 2007 Long-Term Incentive Plan (Incorporated by reference from the respective appendix to the Proxy Statement for Office Depot, Inc.’s 2007 Annual Meeting of Shareholders, filed with the SEC on April 2, 2007.)*

10.6	Change of Control Agreement, dated as of September 17, 2008, by and between Office Depot, Inc. and Michael D. Newman (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on October 29, 2008.)*

10.7	2008 Office Depot, Inc. Bonus Plan for Executive Management Employees (Incorporated by reference from the respective appendix to the Proxy Statement for Office Depot, Inc.’s 2008 Annual Meeting of Shareholders, filed with the SEC on March 13, 2008.)*

10.8	Securities Purchase Agreement, dated as of June 23, 2009, by and among Office Depot, Inc. and the investors named in the Securities Purchase Agreement (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on June 23, 2009.)

10.9	Change of Control Agreement, dated as of December 14, 2007, by and between Office Depot, Inc. and Steven M. Schmidt (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on July 28, 2009.)*

10.10	Amendment to Employment Offer Letter Agreement, dated December 31, 2008, by and between Office Depot, Inc. and Steven Schmidt (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 26, 2009, filed with the SEC on February 23, 2010.)*

10.11	Employment Offer Letter Agreement, dated July 10, 2007, by and between Office Depot, Inc. and Steven Schmidt (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 26, 2009, filed with the SEC on February 23, 2010.)*

Exhibit Number	Exhibit

10.12	Office Depot, Inc. Amended Long-Term Incentive Plan (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 26, 2010.)*

10.13	Office Depot, Inc. Amended Long-Term Equity Incentive Plan, as revised and amended effective April 21, 2010 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 26, 2010.)*

10.14	Letter Agreement with Michael D. Newman, dated as of April 23, 2010 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 26, 2010.)*

10.15	Letter Agreement between Office Depot, Inc. and Neil R. Austrian dated November 2, 2010 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K/A, filed with the SEC on November 2, 2010.)*

10.16	Form of Non-Qualified Stock Option Award Agreement between Office Depot, Inc. and Neil R. Austrian dated November 2, 2010 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K/A, filed with the SEC on November 2, 2010.)*

10.17	Retention Agreement between Office Depot, Inc. and Michael D. Newman, dated November 4, 2010 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 8, 2010.)*

10.18	Form of Associate Non-Competition, Confidentiality and Non-Solicitation Agreement between Office Depot, Inc. and certain executives (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 25, 2010, filed with the SEC on February 22, 2011.)*

10.19	Form of Change in Control Agreement between Office Depot, Inc. and certain executives (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 21, 2010.)*

10.20	Form of Waiver, dated as of March 30, 2011 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 1, 2011.)

10.21	First Amendment to the Office Depot, Inc. 2007 Long-Term Incentive Plan (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 25, 2011.)*

10.22	Letter Agreement between Office Depot, Inc. and Neil R. Austrian dated May 23, 2011 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on May 23, 2011.)*

10.23	2011 Restricted Stock Award Agreement (Time Vesting) for Neil R. Austrian, dated May 23, 2011 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on May 23, 2011.)

10.24	2011 Restricted Stock Award Agreement (Performance Vesting) for Neil R. Austrian, dated May 23, 2011 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on May 23, 2011.)

10.25	Change of Control Agreement, dated as of May 23, 2011, by and between Office Depot, Inc. and Neil R. Austrian (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on May 23, 2011.)*

10.26	Amendment to Letter Agreement between Office Depot, Inc. and Neil R. Austrian dated July 25, 2011 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on July 25, 2011.)*

Exhibit Number	Exhibit

10.27	Form of Amended and Restated Credit Agreement, dated as of May 25, 2011, among Office Depot, Inc. and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on July 26, 2011.)**

10.28	Letter Agreement between Office Depot, Inc. and Elisa D. Garcia dated May 15, 2007 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012.)*

10.29	Amendment to Letter Agreement between Office Depot, Inc. and Elisa D. Garcia effective December 31, 2008 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012.)*

10.30	Retention Agreement between Office Depot, Inc. and Elisa D. Garcia dated November 2, 2010 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012.)*

10.31	First Amendment, dated February 24, 2012, to the Amended and Restated Credit Agreement, dated as of May 25, 2011, among Office Depot, Inc. and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012.)

10.32	Form of Notes representing $250 million aggregate principal amount of 9.75% Senior Secured Notes due March 15, 2019 (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2012.)

10.33	Form of Restricted Stock Awards for Executives (time vested) (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2012.)*

10.34	Form of Restricted Stock Award for Executives (performance/time vested) (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2012.)*

10.35	Form of 2012 Restricted Stock Award Agreement between Office Depot, Inc. and Neil R. Austrian dated May 7, 2012. (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2012.)*

10.36	Form of 2012 Restricted Stock Unit and Performance Cash Award Agreement between Office Depot, Inc. and Neil R. Austrian dated May 7, 2012. (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2012.)*

10.37	Financing Agreement by and between Office Depot BS and ABN AMRO Commercial Finance, dated September 24, 2012.

10.38	Amendment No. 1 to Financing Agreement by and between Office Depot BS and ABN AMRO Commercial Finance, dated September 24, 2012.

21	List of Office Depot, Inc.’s Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Auditors

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

Exhibit Number	Exhibit

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Consolidated financial statements of Office Depot de Mexico, S. A. de C. V. and Subsidiaries

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**

Denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The confidential portions have been submitted separately to the Securities and Exchange Commission.