Form 10-K/A
period 2012-12-29
OFFICE DEPOT INC
filed 2013-04-26
CIK 800240

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At March 31, 2013, there were 286,084,034 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

OFFICE DEPOT, INC.

FORM 10-K/A

EXPLANATORY NOTE

Office Depot, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 29, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2013 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Part IV, Item 15 has also been amended to include certain exhibits required to be filed as part of this Amendment No. 1.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS

NEIL R. AUSTRIAN	AGE: 73

Mr. Austrian has served as a Director on our Board since 1998. Mr. Austrian has served as Chairman and Chief Executive Officer (“Chair and CEO”) of the Company since May 2011, prior to which he was Interim Chair and CEO since November 2010. He also served in the Interim role of Chair and CEO from October 2004 through March 2005. Mr. Austrian has in-depth insights into the Company’s operations and its management which uniquely qualifies him for serving on our Company’s Board. In addition, Mr. Austrian’s experience as President and Chief Operating Officer of the National Football League from April 1991 until December 1999 makes him well suited to understand and oversee the complex managerial, strategic and financial considerations necessary to serve on the board of a corporation such as Office Depot. His experience at Dillon Reed & Co. Inc. as Managing Director from October 1987 until March 1991 provided him with a sound footing in finance, investment banking and deal negotiation. Mr. Austrian also served as the Chief Executive Officer (1976 to 1984), and the Chief Financial Officer (1974 to 1978), of Doyle Berbach Advertising, a public advertising agency, and as the Chief Executive Officer of Showtime/The Movie Channel (1984 to 1987), which enhanced his management, finance, marketing, and strategic experience. Mr. Austrian’s knowledge of all aspects of the direct sales business gained while serving as a director of Viking Office Products from 1988 until August 1998, when it merged with Office Depot, further strengthens his knowledge of our industry. Mr. Austrian also serves as a director of DirecTV, and is the chair of the Nominating and Corporate Governance Committee and a member of the Compensation Committee of DirecTV’s board.

JUSTIN BATEMAN	AGE: 39

Mr. Bateman has served as a Director on our Board since June 2009. He is a Senior Partner with BC Partners, the U.S. investment arm of which he co-established in early 2008, and is based in the firm’s New York office. Mr. Bateman initially joined BC Partners’ London office in 2000 from PricewaterhouseCoopers, where he spent three years in Transaction Services working on due diligence projects for both financial investors and corporate clients. In 2002 he left BC Partners to complete his MBA at INSEAD before rejoining the BC Partners’ London office. Over the years, Mr. Bateman has participated in or been a board member of General Healthcare Group, Baxi Holdings, Ltd. and Regency Entertainment. He is currently a director and member of the Audit Committee of Intelsat S.A., the leading international provider of fixed satellite services, a director of Multiplan, Inc., one of the largest providers of healthcare cost management solutions in the U.S., and a director of Cequel Communications Holdings LLC, a cable broadband company. Mr. Bateman was appointed as a Director of the Company pursuant to the terms of the Investor Rights Agreement in connection with the Company’s private equity investment transaction with BC Partners. Mr. Bateman serves as a non-voting observer on the Audit Committee and his experience as a chartered accountant and understanding of accounting issues is helpful in fulfilling the Audit Committee’s oversight responsibilities. Mr. Bateman’s analysis of and participation in the oversight of BC Partners portfolio companies provides him with the skills he needs to assist the Company with its strategic planning process. Mr. Bateman’s education and experience in business and finance allows him to provide the Board significant managerial, strategic, financial and compliance-based expertise.

THOMAS J. COLLIGAN	AGE: 68

Mr. Colligan has served as a Director on our Board since January 2010. He served as Vice Dean of The Wharton School’s Aresty Institute of Executive Education from 2007 to June 2010, where he was responsible for the non-degree executive education programs. From 2004 to 2007, Mr. Colligan served as a managing director at Duke Corporate Education, a corporation that provides custom executive education and is affiliated with Duke University’s Fuqua School of Business. Prior to joining Duke Corporate Education, he was Vice Chairman of PricewaterhouseCoopers LLP from 2001 to 2004, and served there in other capacities from 1969 to 2004, including as a partner. Mr. Colligan also has advised Fortune 500 companies in various industries, including technology, telecommunications, pharmaceuticals and consumer products. Mr. Colligan is currently a director of ADT Corporation, an electronic security and monitoring services company, and serves as a director and member of the Audit Committee of CNH Global, N.V., an agricultural and construction equipment business, and Targus Group International, Inc., a leading global supplier of notebook carrying cases and accessories. He previously served as a director of Schering-Plough Corporation, Anesiva, Inc. and Educational Management Corporation. Mr. Colligan’s experience as a former audit partner and Vice Chairman of PricewaterhouseCoopers qualifies him to serve on the Board of Directors and to provide guidance to the Company’s internal audit function. In addition, Mr. Colligan’s former position as Vice Dean of The Wharton School’s Aresty Institute of Executive Education and his previous position as Managing Director at Duke Corporate Education have provided him a broad based understanding of new and developing business strategies that are helpful to our Board.

MARSHA J. EVANS	AGE: 65

Ms. Evans has served as a Director on our Board since 2006. Ms. Evans was acting Commissioner of the Ladies Professional Golf Association from July 2009 to January 2010, President and Chief Executive Officer of the American Red Cross from 2002 to 2005, and National Executive Director (CEO) of Girl Scouts of the USA from 1998 to 2002. Ms. Evans retired from the U.S. Navy in 1998 with the rank of Rear Admiral. From 1995 to 1998 Ms. Evans served as superintendent (president) of the Naval Postgraduate School in Monterey, California, and from 1993 to 1995, she led the Navy’s worldwide recruitment organization, during which time she developed extensive human resources experience. Ms. Evans has served on the boards of six public companies. Currently, she is a director and member of the Audit Committee of Weight Watchers International, and a director and chair of the Nominating and Governance Committee of the North Highland Company. Ms. Evans brings significant leadership experience to our Board of Directors and the Board relies on her perspectives on human resources and governance issues as the chair of our Compensation Committee and a member of our Corporate Governance and Nominating Committee.

EUGENE V. FIFE	AGE: 72

Mr. Fife has served as a Director on our Board since July 2012. Mr. Fife has served as the Founder and Managing Principal of Vawter Capital LLC, a private investment firm, since December 1999. He served as the Interim Chief Executive Officer and President of Eclipsys Corporation, a provider of healthcare information services from April to November of 2005. In May 1997, Mr. Fife joined the board of directors of Eclipsys and served as the non-executive Chairman of Eclipsys’ board of directors from 2003 until 2010, when Eclipsys merged with Allscripts Healthcare Solutions, Inc. Mr. Fife served as a member of the board of directors of Allscripts from August 2010 to April 2012. Mr. Fife was formerly a Partner at Goldman Sachs. He served as a member of the Management Committee and as the chairman of Goldman Sachs International, playing a pivotal role in establishing the firm in Europe, Eastern Europe and the Middle East. He retired from Goldman Sachs in 1995, but continues to serve as a Senior Director. Additionally, Mr. Fife serves as the Presiding Director of Caterpillar, Inc., a heavy equipment and engine manufacturer, and is chair of its Governance Committee. Mr. Fife’s investment banking experience bolsters the expertise of the Board and adds important insights for the Company’s growth strategy. His financial expertise and experience are important considerations for the Board. Additionally, his experiences as a chief executive officer and director of large, publicly-traded multinational corporations enable him to provide meaningful input and guidance to the Board and the Company.

BRENDA J. GAINES	AGE: 63

Ms. Gaines has been a Director on our Board since 2002. Ms. Gaines retired in 2004 from her position as President and Chief Executive Officer of Diners Club North America, a Division of Citigroup, a position she held since 2002. She served as President of Diners Club North America from 1999 until 2002, and from 1994 until 1999, she served as Executive Vice President, Corporate Card Sales. From 1988 through 1994, Ms. Gaines served in various positions of increasing responsibility within Citigroup or its predecessor corporations. From 1985 until 1987, Ms. Gaines was Deputy Chief of Staff for the Mayor of the City of Chicago. She is currently a director and a member of the Audit Committee of AGL Resources and the Federal National Mortgage Association (Fannie Mae),

and serves as a director of Tenet Healthcare Corporation. Ms. Gaines serves on the Compensation Committee of Fannie Mae and Tenet Healthcare. Ms. Gaines also is on the National Board of the Smithsonian Institution. Ms. Gaines also served as a director of CNA Financial Corp. from 2004 to 2007 and NICOR, Inc. from 2006 to 2011 and has served as a board member of the non-profit organization March of Dimes. Ms. Gaines has significant experience in financial services, including the credit card and payment industry. As Chief Executive Officer of Diners Club North America, she managed a company with three distinct customer groups that included retail consumers, small businesses and large multinational corporations. While working as the Deputy Chief of Staff for the Mayor of the City of Chicago, Ms. Gaines developed valuable experience working with public agencies, which represent one of the Company’s larger customer segments. This experience enables her to provide insights into the Company’s core customers as well as the Company’s products and services. Ms. Gaines has held a number of executive and board leadership positions in a number of public companies. Ms. Gaines’ service on other public company boards allows her to provide the Board of Directors with a variety of perspectives on corporate governance issues.

W. SCOTT HEDRICK	AGE: 67

Mr. Hedrick has been a Director on our Board since 1991, and served as Lead Director since February 2011. From November 1986 until April 1991, he was a Director of The Office Club, Inc., which was acquired by Office Depot in 1991. He was a founder and has been a general partner of InterWest Partners, a venture capital fund, since 1979. Mr. Hedrick is also a director and Compensation Committee member of Hot Topic, Inc., and a director and Audit Committee member of a number of mutual funds managed by Capital Research and Management Company. As one of our longest-serving non-executive Directors, Mr. Hedrick brings an important institutional knowledge to our Board. His work with InterWest provides him with a solid basis for his analysis of our financial strategies. Mr. Hedrick’s service on the board of Hot Topic, Inc. gives him another view of the issues affecting retailers, which is useful to our Board of Directors.

KATHLEEN MASON	AGE: 63

Ms. Mason has served as a Director on our Board since 2006. She served as President and Chief Executive Officer of Tuesday Morning Corporation, a closeout retailer, from July 2000 to June 2012. From July 1999 to November 1999, Ms. Mason served as President of Filene’s Basement, a department store chain. From January 1997 to June 1999, Ms. Mason was President of HomeGoods, an off-price home fashion store and a subsidiary of TJX Companies. Ms. Mason was Chair and Chief Executive Officer of Cherry & Webb, a women’s specialty store, from February 1987 to December 1996. Prior to those dates, she held management positions at Kaufmann’s Division of the May Company, Mervyn’s Division of Target, Inc. and the Limited. She is currently a director and Compensation Committee member of Genesco, Inc. and previously served as a director of The Men’s Warehouse, Inc., and of Hot Topic, Inc. Ms. Mason’s senior executive positions at various large national retail companies gives her the experience to critically review the various business considerations necessary to run a successful consumer-driven business such as our North American Retail Division. Ms. Mason’s broad exposure to numerous retailers and her extensive retail knowledge gives her an insight into a number of issues facing Office Depot. As a former chief executive officer of a public retail company, Ms. Mason is able to offer our Board of Directors sound business and financial strategies to address evolving complex audit issues.

RAYMOND SVIDER	AGE: 50

Mr. Svider has served as a Director on our Board since June 2009. He has been co-Chairman of BC Partners since December 2008 and has been a Managing Partner of the firm since 2003. Mr. Svider joined BC Partners in 1992 in Paris before moving to London in 2000 to lead its investments in the technology and telecoms industries. Over the years, Mr. Svider has participated in or led a variety of investments including Tubesca, Nutreco, UTL, Neopost, Polyconcept, Neuf Telecom, Unity Media/Tele Columbus, and Intelsat S.A. He is currently Chairman of the board, the Audit and Compensation Committees of Intelsat S.A., and a member of the board of ATI Enterprises, a private post-secondary education company, a member of the board and Compensation Committee of Cequel Corporation and a member of the board of MultiPlan, Inc. and Silver II Acquisition Sarl. Prior to joining BC Partners, Mr. Svider worked in investment banking at Wasserstein Perella in New York and Paris, and at the Boston

Consulting Group in Chicago. Mr. Svider was appointed as a Director on our Board pursuant to the terms of the Investor Rights Agreement in connection with the Company’s private equity investment transaction with BC Partners. As a Managing Partner of BC Partners since 2003, Mr. Svider has demonstrated significant leadership abilities and extensive knowledge of complex financial and operational issues facing large organizations. He brings an expertise in international operations and financial strategy to our Board of Directors. In addition, through his oversight of BC Partners portfolio companies, Mr. Svider has significant experience in developing various strategies to motivate and compensate executives.

NIGEL TRAVIS	AGE: 63

Mr. Travis has served as a Director on our Board since March 2012. He has been Chief Executive Officer of Dunkin’ Brands Group Inc. since January 2009 and has served as President of Dunkin’ Donuts since October 2009. From 2005 through 2008, Mr. Travis served as President and Chief Executive Officer of Papa John’s International, Inc. From 1994 to 2005, he had executive roles in Europe, International and Retail divisions of Blockbuster, Inc., culminating with the role of President and Chief Operating Officer from 2001 to 2005. Mr. Travis also held human resources and international roles for Burger King Holdings, Inc. from 1989 to 1994, prior to which he worked for Grand Metropolitan PLC since 1985. Mr. Travis currently serves on the Board of Dunkin’ Brands Group. Previous board service includes Lorillard, Inc. from 2008 to 2012, Papa John’s International, Inc. from 2005 to 2008, Bombay Company from 2000 to 2007, and Limelight Group from 1996 to 2000. Mr. Travis brings significant international, retail, human resources and operations experience to our Board, and as a public company Chief Executive Officer, he provides perspectives on leadership and strategy.

EXECUTIVE OFFICERS

Information concerning our executive officers is set forth in Part 1 — Item 1. “Business” of the Original Form 10-K under the caption “Executive Officers of the Registrant.”

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors, Executive Officers and persons who own more than 10% of Office Depot’s common stock to file reports of their holdings and transactions of Office Depot common stock with the SEC and the New York Stock Exchange (the “NYSE”). Based on our records, we believe that each of our Executive Officers and Directors reported on a timely basis all transactions required to be reported by Section 16(a) during 2012.

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

DIRECTOR NOMINATION PROCESS

Effective February 22, 2013, the Company’s Board of Directors amended and restated the Company’s bylaws to amend, until no later than the tenth day following the day on which public announcement of the date of the Company’s 2013 annual meeting of stockholders (the “2013 Annual Meeting”) is made, the deadline for stockholders to nominate candidates for election to the Board at the 2013 Annual Meeting. Otherwise, as of the date of this Amendment No. 1, there have been no material changes to the procedures by which security holders may recommend nominees to our Board as described in the Company’s Definitive Proxy Statement filed with the SEC on March 15, 2012 (the “2012 Proxy Statement”).

AUDIT COMMITTEE

The Company’s Board of Directors has a standing Audit Committee. In 2012, the Audit Committee’s membership was as follows: Thomas J. Colligan (chair), Brenda J. Gaines, Kathleen Mason and Justin Bateman as an observer. Our Board of Directors has reviewed and made the determinations required by the listing standards of the NYSE and regulations of the SEC regarding the independence and financial literacy of the members of our Audit Committee. All members of the Audit Committee have been determined by the Board of Directors to be Independent Directors and financially literate. In addition, our Board of Directors has determined that the following members of our Audit Committee qualify as “Audit Committee financial experts” within the meaning of the applicable regulations of the SEC: Thomas J. Colligan, Brenda J. Gaines and Kathleen Mason.

Item 11. Executive Compensation.

EXECUTIVE AND DIRECTOR COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes our executive compensation programs for fiscal year 2012, and explains how the Compensation Committee (sometimes referred to herein as the “Committee”) made its compensation decisions for our named executive officers (“NEOs”) for that fiscal year.

The NEOs for 2012 were:

•	Chairman and Chief Executive Officer, Neil Austrian;

•	Executive Vice President and Chief Financial Officer, Michael Newman;

•	Former President, North America, Kevin Peters;

•	President, International, Steven Schmidt;

•	Executive Vice President, General Counsel and Corporate Secretary, Elisa Garcia; and

•	Former Executive Vice President, Chief Merchandising Officer, Farla Efros.

Overview

The primary objective of the Company’s compensation program is to retain and meaningfully reward executives who create long-term value for shareholders without excessive risk taking. In addition, the Compensation Committee’s specific goal for 2012 was to construct an executive compensation program that aligned the interests of the executive management team with shareholders by focusing on a substantial improvement in our financial results within a short period of time.

Our Performance in 2012

In determining and setting the 2013 compensation levels for our NEOs, the Committee acknowledged the recent achievements of our management team in a continuously challenging retail environment. These achievements include:

•

A year-over-year improvement in Earnings Before Interest and Taxes (“EBIT”), adjusted for charges, of $8 million. EBIT was up from $122 million in 2011, to $131 million in 2012. This improvement was attributable to a strong operating performance in the North American Business Solutions Division in 2012.

•

The generation of $117 million of Free Cash Flow in 2012 from an operational perspective versus $69 million in the prior year. This excludes a negative $58 million impact to Free Cash Flow from a first quarter pension settlement that was offset by a positive impact to cash flow from Investing Activities of the same amount, resulting in no impact on the Company’s total cash flow. Free Cash Flow was slightly better than the Company’s original target in part due to lower capital spending than expected in 2012.

•

A decrease in the Company’s year-over-year operating expenses for 2012, adjusted for restructuring and asset impairment charges, of $185 million. The year-over-year reduction in operating expenses was driven by productivity improvements in both our North American and International businesses, and also benefits from foreign exchange rates.

The above achievements were reported in our earnings release for the 2012 fourth quarter and fiscal year, as well as in the corresponding investor presentation available on our web site.

2012 Compensation Highlights

After several years of no salary increases for the NEOs, the Committee approved changes in base salary, effective April 1, 2012, and/or target bonus percentage, effective January 1, 2012, for the following NEOs due to either increased responsibility and/or performance:

(i)	Mr. Peters’ base salary was increased to $675,000 from $625,000, and his target bonus percentage was increased to 85% of his annual base salary from 75%, to reflect his assumption of responsibility for all of the Company’s North American business, previously managed by two business unit Presidents;

(ii)	the target bonus percentages for both Messrs. Newman and Schmidt were increased to 85% of their respective base salaries from 75% to reflect increases in responsibility in 2011 as a result of the changes in the Company’s reporting structure, and in connection with responsibility given to them as a result of a former executive’s termination from employment; and

(iii)	Ms. Garcia’s base salary was increased to $500,000 from $440,000 to recognize performance since joining the Company in 2007 and to address a base salary that was below market.

The Committee also approved the following compensation changes for Mr. Austrian due to his performance in his role as CEO: (a) an increase in his base salary from $1,100,000 to $1,200,000, effective as of January 1, 2012; (b) an increase in his target bonus percentage from 140% of his annual base salary to 160%; and (c) additional long-term incentive compensation grants to him in the form of 75% performance-vested restricted stock units and performance cash and 25% service-vested restricted stock. The Committee wanted to further incentivize Mr. Austrian towards achieving the Company’s objectives in our annual operating plan as well as long-term performance.

Fiscal 2012 Annual Cash Bonus Plan

Our 2012 Annual Cash Bonus Plan was based on the following key financial measures: (i) earnings before interest and taxes (“EBIT”); (ii) free cash flow; and (iii) gross profit dollars, all as adjusted. The Company achieved at or above the threshold level, but below target, for each of these three metrics. Accordingly, the payout under the 2012 annual cash bonus was at 66% of target. See “Review of 2012 Compensation – Annual Cash Bonus Plan” below for the actual amounts paid to our NEOs under the 2012 Annual Cash Bonus Plan.

2012 Bonus Metrics	Target Award Weighting	Threshold Parameter (25% Payout)	Target Parameter (100% Payout)	2012 Actual Performance	Payout Percentage of Target
EBIT*	50%	$112.5 million	$150.0 million	$126.9 million	27%
Free Cash Flow*	25%	$51.0 million	$102.0 million	$115.0 million	30%
Gross Profit Dollars*	25%	$3.203 billion	$3.377 billion	$3.233 billion	9%

*	As adjusted. See “Review of 2012 Compensation – Annual Cash Bonus Plan” for more details on the adjustments.

2012 Long-Term Incentive Program

In order to help retain our executive talent and further align the interests of management with those of our shareholders, the Compensation Committee developed a long-term incentive program consisting of:

(i)	performance stock units, with a one-year performance period and three-year time-based vesting;

(ii)	performance-based cash, with a one-year performance period and three-year time-based vesting; and

(iii)	time-vested restricted stock with three-year time-based vesting.

Payouts under performance stock units and performance cash are based on the achievement of an EBIT target set by the Compensation Committee under the 2012 annual operating plan of $150 million (“EBIT Target”), with the EBIT metric designed to be leveraged up upon achievement of results exceeding EBIT Target (subject to a maximum EBIT), or leveraged down upon an achievement below EBIT Target. If actual EBIT for 2012 were less than threshold, then the performance cash and performance stock units would be forfeited.

Based on 2012 results, as adjusted for unplanned and extraordinary items, 46% of EBIT Target was achieved for a payout of performance stock units and performance cash for the NEOs, excluding the CEO, with the payout for the CEO being 62% of EBIT Target. See “Review of 2012 Compensation – Long-Term Incentive Program” below for the actual amounts paid to our NEOs under the 2012 Long-Term Incentive Program.

Realized vs. Realizable Pay Overview

As discussed above, the NEOs were granted long-term incentives under the 2012 Long-Term Incentive Program and were each eligible to receive a cash bonus based on certain metrics under the 2012 Annual Cash Bonus Plan. The actual dollar amounts paid and long-term incentives awarded to them ranged from between 68% and 82% of their total compensation as shown in the table entitled “Realizable Pay Table” below, which we have included in this CD&A to supplement the Summary Compensation Table. The “Realizable Pay Table” shows the total compensation for each element of compensation realized and realizable by each NEO in each of the years shown. Please see the discussion below entitled “Realized vs. Realizable Pay” for a more detailed discussion concerning the compensation actually realized by our NEOs.

Revised Stock Ownership Requirements for the CEO

In October 2011, the Committee revised the stock ownership guidelines to: (i) increase the stock ownership requirements for the NEOs (other than the CEO); and (ii) add a holding requirement for all NEOs in the event that an NEO’s ownership requirements were not met following a stock sale. In October 2012, the Committee further revised the stock ownership requirement for the Company’s CEO to six times base salary from a multiple of five times base salary or 700,000 shares. For a more detailed discussion concerning the stock ownership guidelines for the NEOs, please see the discussion below in “Policies and Practices – Stock Ownership Guidelines for NEOs.”

The Role of Shareholder Say-on-Pay Votes

At our 2012 annual meeting of shareholders, approximately 86.5% of the votes cast in the shareholders’ non-binding, advisory vote on executive compensation (the “say-on-pay proposal”) were voted in favor of the proposal. We value this endorsement by our shareholders of our executive compensation program and policies, and the Compensation Committee continues to look for ways to enhance and refine our compensation program. The Compensation Committee considered the results of the 2012 advisory vote and also considered other factors in evaluating the Company’s executive compensation programs as discussed in this CD&A, including the advice of the Compensation Committee’s independent compensation consultant. For 2012, the Committee designed our executive compensation program to ensure that at least 50% of the named executive officers’ long-term compensation included performance-based equity. Given the fact that 86.5% of the votes cast concerning the say-on-pay proposal were in favor of the proposal, the Committee concluded that our shareholders supported this change to our executive compensation program.

Compensation Framework

The primary objective of the Company’s executive compensation program is to retain and meaningfully reward executives who create long-term value for shareholders without excessive risk taking.

This section discusses: (i) the Compensation Committee’s compensation philosophy; (ii) the elements of executive compensation; (iii) the roles of the Compensation Committee, the Board, management, and independent compensation consultants in establishing NEO compensation; (iv) peer group benchmarking; (v) the importance of pay-for-performance and aligning shareholder interests in designing NEO compensation; and (vi) the realizable pay impact on executive compensation decision-making.

Compensation Philosophy

The Compensation Committee, with the advice of its independent compensation consultant, Hay Group, has developed our compensation philosophy, and reviews such philosophy on an annual basis. The Compensation Committee is guided by the following key principles in determining the compensation structure for our executives:

Compensation Principle	Description
Competition	•	To compensate our executives in a manner that reflects a competitive marketplace; and
	•	to attract, retain and motivate talented executives throughout the volatility of business cycles.

Accountability for Business Performance	•	To tie compensation to our financial and operating performance so that executives are held accountable through their compensation for: (i) the portion of the business for which they are responsible; and (ii) achieving the Company’s annual operating plan.

Accountability for Long-Term Performance	•	To create meaningful incentives in our executives’ compensation that create long-term shareholder value while not incentivizing excessive risk taking.

Elements of Compensation

The various elements of compensation paid by the Company are intended to (i) provide an appropriate level of financial certainty through fixed compensation; (ii) implement our compensation philosophy and ensure that at least 50% of equity compensation is performance-based; and (iii) create a balance of long-term and short-term incentives.

Compensation Element	Purpose
Base Salary	•	To provide financial predictability through fixed compensation that is less than a majority of total compensation at target;
	•	to provide a salary that is market competitive;
	•	to promote the retention of executives; and
	•	to provide fixed compensation that reflects the scope, scale and complexity of the executive role.

Compensation Element	Purpose
Short-Term Incentives (our Annual Cash Bonus Plan)	•	To align management and stockholder interests;
	•	to incentivize achievement of our annual operating results;
	•	to provide, along with base salary, market competitive cash compensation when targeted performance objectives are met;
	•	to provide appropriate incentives to exceed targeted results; and
	•	to pay meaningful incremental cash awards when results exceed target.

Long-Term Incentives	•	To balance the short-term nature of other compensation elements;
	•	to align management and stockholder interests;
	•	to incentivize achievement of our annual operating results;
	•	to focus our executives on the achievement of long-term results;
	•	to support the growth and profitability of each of our revenue-generating business divisions; and
	•	to retain key executive talent.
Employment, Change of Control and Severance Arrangements	•	To enable us to attract and retain talented executives;
	•	to protect our interests through appropriate restrictive post-employment covenants, including non-competition and non-solicitation;
	•	to, when and if appropriate, ensure that management is able to analyze any potential change in control transaction objectively; and
	•	to, when and if appropriate, provide for continuity of management in the event of a change in control.

Other Benefits	•	De-emphasized and only used to attract and retain executive talent and as competitively necessary.

Establishing Executive Compensation

Role of the Compensation Committee. Each year, the Compensation Committee conducts an initial review of management’s recommendations for the design of the executive compensation program for the following year, evaluates these recommendations, consults with Hay Group, and reviews the Company’s Peer Group data.

After year end, when financial results for the prior year are available, the Compensation Committee reviews the Company’s performance against targets for the prior year, approves payouts under prior year compensation plans where applicable, and reviews the proposed executive compensation design with this backdrop of information before providing approval of the salary, bonus target percentages, and long-term incentive grants for the NEOs (other than the CEO), as recommended by the CEO, for the new year. The Committee is also responsible for reviewing, approving, and recommending changes in the perquisites and benefits provided to the NEOs, if any.

Annually, the Compensation Committee recommends to the Board for approval: (i) a payout to the CEO under prior year compensation plans where applicable; and (ii) the salary, bonus target percentages, and long-term incentive grants and perquisites for the CEO for the new year.

During the course of the year, the Compensation Committee also:

•	approves the metrics, including financial and performance goals, to be used in assessing annual performance and determining target annual bonuses;

•	reviews and makes recommendations to the Board on the composition of the Peer Group used for benchmarking purposes and the Company’s executive compensation programs and policies;

•	reviews the Company’s executive compensation disclosures in the Company’s annual proxy statement;

•

reviews the Company’s stock ownership guidelines for the Company’s NEOs and Directors against the Company’s Peer Group and tracks the progress of the NEOs and Directors in satisfying such guidelines within the required time frame;

•	approves new executive compensation plans and material amendments to existing executive compensation plans;

•	reviews its charter and recommends changes to the Board where applicable;

•	engages, and analyzes studies provided by, independent compensation consultant(s) in order to make recommendations regarding Director and NEO compensation matters; and

•	reviews the risks related to the Company’s incentive compensation practices and programs.

The Compensation Committee meets at least quarterly during which it also meets in executive session without management present.

Role of the Board. The Board receives reports from the Compensation Committee on its actions and recommendations after Compensation Committee meetings and then acts as it determines appropriate on the Compensation Committee’s recommendations. The Board also approves the terms of the compensation package and employment arrangements for the CEO.

Role of Management. The Compensation Committee highly values input from management regarding executive compensation. As such, in addition to other advice, reports and analyses it receives, the Compensation Committee also seeks advice from management to arrive at the proper alignment of its compensation philosophy and the Company’s executive compensation programs and practices. The role of management in establishing executive compensation is further described below in the “Role of Independent Compensation Consultants” below.

Role of Independent Compensation Consultants. Hay Group is engaged by the Committee to provide the Committee with compensation data and to review and advise the Compensation Committee on executive compensation matters, including:

•	negotiating executive compensation arrangements;

•	responding to shareholder concerns related to the Say-on-Pay vote;

•	developing the Peer Group;

•	advising on the compensation philosophy; and

•	developing certain policies and practices, such as the stock ownership guidelines for our Directors and NEOs.

In addition, management engaged its own independent consultant, Towers Watson & Co. (“Towers Watson”), to assist management in its recommendations during the development of the Peer Group and in developing severance guidelines for the officers. Towers Watson also provided guidance to management with respect to the 2012 Annual Cash Bonus Plan, conducted a General Industry Compensation Survey and reviewed and analyzed our ISS GRId information.

Competitive Benchmarking

The Compensation Committee believes benchmarking is a useful method to gauge the compensation level for executives within competitive job markets that are relevant to the Company. The Compensation Committee reviews data gathered from Peer Group proxy statements as well as survey data from Hay Group for benchmarking purposes. Data from proxy statements and Hay Group’s retail industry survey provide specific Peer Group NEO information concerning base salaries, bonuses, long-term incentives, and benefit/perquisite prevalence.

The Compensation Committee has developed specific criteria to select the Company’s Peer Group and reviews the criteria and the Peer Group annually to determine if modifications are necessary. In its review of the Peer Group in July 2012, the Compensation Committee used the following criteria:

•	companies with revenues within one half to two and a half times the Company’s revenue;

•	specialty retail companies with our same GICS code;

•	companies with a mix of business-to-business (“B2B”) and business-to-customer (“B2C”) business models;

•	companies with moderate global operations;

•	companies with a significant distribution function; and

•	companies with whom we compete for executive talent.

Companies selected for the Peer Group were required to have a number of these characteristics, but not all of them.

For 2012, the Compensation Committee revised the Peer Group because general market changes and changes in the retail industry modified the Committee’s view as to which companies belong in our Peer Group. In addition, changes in our revenue and market cap influenced the Compensation Committee’s determination as to which companies should be included in our Peer Group.

As such, the Compensation Committee revised the Peer Group to eliminate Amazon.com, Arrow Electronics, W.W. Grainger, Avnet, Tech Data and Yum! Brands based on the factors noted above. Likewise, upon recommendation of management and Hay Group, the Compensation Committee determined that AutoZone, Bed Bath & Beyond, FootLocker, PetSmart and Radio Shack should be added to the Peer Group.

In July 2012, the Compensation Committee recommended, and the Board approved, the following companies to comprise our Peer Group:

• AutoZone, Inc.	• J.C. Penney Co., Inc.	• Rite Aid Corporation
• Bed Bath & Beyond Inc.	• Kohl’s Corporation	• Staples, Inc.
• Best Buy Co., Inc.	• Limited Brands, Inc.	• Starbucks Corporation
• Footlocker, Inc.	• Macy’s, Inc.	• TJX Companies, Inc.
• GameStop	• OfficeMax Inc.
• Gap Inc.	• PetSmart, Inc.
• Genuine Parts Company	• RadioShack Corp.

In addition to the benchmarking results, the Committee also considers the Company’s financial performance and the financial performance of the Peer Group when setting executive compensation. All of this information, along with individual performance, tenure and responsibilities in his/her current position, is considered when making any changes to the NEO compensation positioning, target total direct compensation structures (i.e., sum of salary, annual bonus, and cash and equity awards), variable compensation program design, and/or benefit and perquisite offerings. When making compensation decisions, the Compensation Committee considers each element of compensation individually (i.e. base salary, short-term incentives and long-term incentives), but also considers the target total direct compensation as well as the mix of compensation paid to the NEOs.

Aligning Executive Compensation with Shareholder Interests

The Compensation Committee believes there should be a key link between compensation and shareholder interests. The Compensation Committee recognizes that shareholder interests are protected when the Company pays the NEOs competitively relative to competitive benchmarks such as the Company’s Peer Group and applicable survey data. When designing the compensation program, the Compensation Committee strives to provide an appropriate mix of different compensation elements, including short-term and long-term, fixed and variable, and cash and equity components, and to provide smaller rewards for short-term performance, and larger rewards for long-term performance. The Compensation Committee also designs the compensation program to provide meaningful rewards to the NEOs which align with the short-term and long-term objectives of the Company without encouraging undue risk taking.

NEOs receive their short-term, fixed, cash component in base salary, their short-term, variable, cash component under the annual cash bonus plan, and their long-term variable equity and/or cash components under the long-term incentive program. Cash payments reward short-term and long-term performance, while equity rewards encourage our NEOs to deliver results over a longer period of time and serve as a retention tool.

The Compensation Committee believes that a portion of NEO compensation should be at risk by basing it on our operating performance (generally with a focus on EBIT growth, margin improvements and/or expense reduction). With the focus on these elements of operating performance, the Committee believes that our executives are not incentivized to take excessive short-term risks that may negatively impact long-term performance. In establishing the total compensation package, at least half of total target compensation is awarded in variable pay. Variable pay is reviewed by the Compensation Committee on an annual basis to ensure that the metrics selected provide appropriate rewards for the achievement of the goals and priorities identified by the Board and the NEOs in the annual operating business plan as key to the Company’s stability and growth.

The Compensation Committee monitors the Company’s incentive plans throughout the year to ensure that the incentive plans are not encouraging undue risk-taking and that they appropriately balance risk and reward consistent with our enterprise risk management efforts.

Pay-For-Performance

The Compensation Committee views the annual cash bonus plan and the long-term incentive program, which for 2012 includes both equity and cash, as key links between NEO compensation and the creation of shareholder value. The Compensation Committee believes that each of these programs provides meaningful rewards to the NEOs for achieving performance targets the Compensation Committee has identified as key drivers in the Company’s short-term and long-term success.

Fiscal 2012 Long-Term Incentive Program Grant: In February 2012, the Compensation Committee changed the long-term incentive compensation program for NEOs in order to better align the interests of executive management with shareholders. Rather than simply granting time-vesting equity, the Compensation Committee approved a long-term incentive grant to the NEOs (other than the CEO) which consisted of: (i) time-vested restricted stock; (ii) performance-based restricted stock units (subject to meeting the EBIT threshold established by the Compensation Committee); and (iii) performance-based cash (subject to meeting the EBIT threshold established by the Compensation Committee). Each of these long-term incentives vests one-third on each of the first, second, and third anniversaries of the grant date, provided that, each such NEO is employed by the Company at each anniversary date and the performance requirement, if any, was met.

In April 2012, the Compensation Committee also recommended, and the Board approved, the following long-term incentive awards for our CEO, Mr. Austrian: (i) performance-based restricted stock units (subject to meeting the EBIT threshold established by the Compensation Committee for the other NEOs under the 2012 Long-Term Incentive Program) with certain service requirements; (ii) performance cash based on the same service requirements as for the performance-based restricted stock units; and (iii) time-vested restricted stock that vests in two equal installments on December 31, 2012 and April 30, 2014, provided that Mr. Austrian continues to be employed as our CEO on those dates. For a further discussion of the service requirements for Mr. Austrian, see “Review of 2012 Compensation – Long-Term Incentive Program,” below.

As a result of the changes to the long-term incentive program, a significant portion (60% to 70% in 2012) of targeted compensation for our NEOs is performance-based, as shown in the charts below.

CEO	Other NEOs (average)

1	Retention bonuses made to Mr. Newman and Ms. Garcia in 2010, which were paid out in 2011 and 2012, were not included in these graphs because these payments are not expected to recur. See the “Summary Compensation Table” and “Retention Payments” section of this CD&A for more details on these bonuses. No additional retention bonuses have been granted to any of the NEOs since that time.

The variable components of the compensation program are designed so that our executives’ total compensation may be above the median of our competitive market when our results are above the target levels of performance established by the Compensation Committee and below the median of our competitive market when our results fall below this targeted performance. These targeted performance levels are established based on both internal standards and external comparisons. Due to the fact that approximately 50% of the long-term incentive program is represented by an equity component, the relative fluctuation in compensation value increases or decreases in direct correlation to our stock price (see the “Realized vs. Realizable Pay” discussion below). As such, with the use of these equity components, along with our stock ownership and retention requirements (described below), the Compensation Committee believes that the appropriate alignment of executive compensation and shareholder interests are achieved.

Realized vs. Realizable Pay

To supplement the Summary Compensation Table, we have included the following additional table which shows “Realized and Realizable Compensation” representing the total compensation for each element of compensation realized and realizable by each NEO in each of the years shown. The information shown in the last column of the Summary Compensation Table as “Total” compensation, and calculated under the SEC’s rules, includes several items that are driven by accounting and actuarial assumptions, and are not necessarily reflective of compensation actually realized and realizable by the NEO in a particular year. The final column in the exhibit below represents actual total direct compensation as a percentage of target total direct compensation for each year.

Realizable Pay Table

Executive	Title	Year (1)	Salary ($)	Bonus ($)	Actual Cash Compensation ($)	Target Cash Compensation ($)	LTI Realized (2)	LTI Realizable @ $3.27 (2,3)	Target LTI (4)	Realizable Total Direct Compensation	Target Total Direct Compensation	% Total Direct Compensation

Neil Austrian	Chairman & CEO	2012	$1,200,000	$1,267,200	$2,467,200	$3,120,000	$—	$4,198,700	$4,970,000	$6,665,900	$8,090,000	82%
		2011	$1,646,154	$815,015	$2,461,169	$3,950,770	$—	$1,962,000	$4,824,000	$4,423,169	$8,774,770	50%
		2010	$415,385	$—	$415,385	$415,385	$—	$—	$984,400	$415,385	$1,399,785	30%

Mike Newman (5)	EVP, CFO	2012	$625,000	$350,625	$975,625	$1,156,250	$—	$822,420	$1,454,000	$1,798,045	$2,610,250	69%
		2011	$637,019	$410,877	$1,047,896	$1,114,783	$71,109	$181,668	$650,672	$1,300,673	$1,765,455	74%
		2010	$625,000	$468,750	$1,093,750	$1,093,750	$—	$—	$1,580,200	$1,093,750	$2,673,950	41%

Kevin Peters	President, North America	2012	$662,500	$371,663	$1,034,163	$1,225,625	$—	$951,098	$1,692,000	$1,985,260	$2,917,625	68%
		2011	$637,019	$410,877	$1,047,896	$1,114,783	$71,109	$181,668	$650,672	$1,300,673	$1,765,455	74%
		2010	$568,077	$247,380	$815,457	$987,365	$—	$—	$1,580,200	$815,457	$2,567,565	32%

Steve Schmidt	President, International	2012	$625,000	$350,625	$975,625	$1,156,250	$—	$951,098	$1,692,000	$1,926,723	$2,848,250	68%
		2011	$637,019	$410,877	$1,047,896	$1,114,783	$71,109	$181,668	$650,672	$1,300,673	$1,765,455	74%
		2010	$625,000	$276,563	$901,563	$1,093,750	$—	$—	$1,580,200	$901,563	$2,673,950	34%

Elisa Garcia (6)	EVP, General Counsel	2012	$485,000	$224,070	$709,070	$824,500	$—	$528,388	$940,000	$1,237,458	$1,764,500	70%
		2011	$448,462	$269,974	$718,436	$762,385	$40,635	$103,809	$371,813	$862,880	$1,134,199	76%

1.	Fiscal year 2011 was 53 weeks and included an additional week of earnings.
2.	All amounts shown in column are equity-based, with the exception of Fiscal Year 2012, which included performance cash.
3.	Market value of unvested restricted stock awards computed by multiplying the number of shares by $3.27, the closing price of the Company’s common stock on the NYSE on December 28, 2012, the last day the NYSE was open during the Company’s 2012 fiscal year, which ended on December 29, 2012.
4.	The dollar amounts reflect the aggregate grant date fair value of equity awards within the respective fiscal year in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 for stock-based compensation. These amounts reflect the total grant date fair value for these awards, and do not correspond to the actual value that will be recognized by each of the NEOs when received.
5.	In 2010, in connection with the resignation of the Company’s former CEO, the Company entered into a Retention Agreement with Mr. Newman under which he was eligible to earn a retention payment of up to $1,937,500 payable in two installments upon the filing of the Annual Reports on Form 10-K for the fiscal years ended December 31, 2010 and December 31, 2011. The Compensation Committee felt that it was important at the time of the Company’s former CEO’s departure and in light of the uncertainty at the CEO position to retain the Company’s Chief Financial Officer for the next two annual reporting cycles. On March 11, 2011, Mr. Newman received the first payment of $937,500 under his Retention Agreement. On March 10, 2012, Mr. Newman received the second payment of $1,000,000. The retention payments were not included in the above table because no additional payments will be made under such Retention Agreement.
6.	In 2010, the Company entered into a Retention Agreement with Ms. Garcia under which she is eligible to earn a retention payment of up to $1,500,000 payable in three equal installments, as long as she remains actively employed with the Company until each Retention Payment Date (as defined in the Retention Agreement). The Compensation Committee felt that stability in the corporate governance area was important for the Company and therefore entered into the Retention Agreement with Ms. Garcia. The first and second payments to Ms. Garcia pursuant to the Retention Agreement were made on November 10, 2011 and November 9, 2012. The retention payments were not included in the above table. The third payment to Ms. Garcia will be made in November 2013.

Although the Compensation Committee did not rely on the information in the above table to make compensation decisions for 2012, the information in such table was evident to the Compensation Committee. Furthermore, the information in the Realizable Pay Table helped the Committee conclude that the long-term incentive programs that it has put in place are working as intended. When the Company is not performing, the executives will earn below targeted performance compensation.

Review of 2012 Compensation

With respect to compensation paid to our NEOs in 2012, each such executive was eligible to receive compensation consisting of the four primary elements: (i) a base salary; (ii) a short-term (annual) incentive in the form of a cash bonus opportunity; (iii) long-term incentives in the form of equity and cash; and (iv) other benefits.

Base Salaries

The Compensation Committee reviews the NEO base salaries each year. The Committee considers the Company’s financial performance and execution of the Company’s non-financial annual initiatives in the prior year, as well as the Company’s compensation objectives, market competitiveness, any changes in positions or responsibilities of NEOs, and any recommendations for the base salaries of the other NEOs by the CEO. As stated above, prior to 2012, the Compensation Committee had not increased base salaries for certain of the NEOs for several fiscal years, despite increases in their roles and responsibilities.

During 2012, the Compensation Committee reviewed the base salary of our NEOs and considered the base salaries of comparable positions in our Peer Group as well as performance and changes in responsibility. Hay Group presented its competitive compensation analysis of our NEO’s compensation using Peer Group proxy data and retail industry survey data. The Compensation Committee structures base salary to approximate the median of our Peer Group.

After reviewing the information, the Compensation Committee recommended and the Board approved an increase to Mr. Austrian’s base salary to $1,200,000 from $1,100,000, effective January 1, 2012. The Compensation Committee based this increase on the fact that Mr. Austrian made progress with our business plans and strategic initiatives.

In addition, effective April 1, 2012, the Compensation Committee approved increasing Ms. Garcia’s base salary to $500,000 from $440,000 because of her strong performance for several years. In addition, the Committee believed that Ms. Garcia’s base salary should approach the median base salary for general counsel positions in our Peer Group, especially considering the fact that the Committee had not generally increased salaries for the executive officers for the past several years. Mr. Peters’ base salary was increased to $675,000 from $625,000 to reflect his assumption of responsibility for all of the Company’s North American business, previously handled by two business unit Presidents.

The following table sets forth the NEOs salaries as of December 31, 2012:

Name	Title	Annual Base Salary
Neil Austrian	Chief Executive Officer	$1,200,000
Kevin Peters (1)	President, North America	$675,000
Steve Schmidt(2)	President, International	$625,000
Michael Newman	Executive Vice President, Chief Financial Officer	$625,000
Elisa D. Garcia	Executive Vice President, General Counsel	$500,000

(1)	Mr. Peters resigned as our President, North America as of December 31, 2012, and his last date of employment with the Company was January 4, 2013.
(2)	In February 2013, the Compensation Committee also approved an increase to Mr. Schmidt’s base salary to $675,000, effective, January 1, 2013 to reflected his increased responsibilities.

Annual Cash Bonus Plan

For 2012, the Compensation Committee determined that the same performance metrics as used for the NEOs under the Company’s 2011 annual cash bonus plan were appropriate for use under the 2012 annual cash bonus plan. This determination was based on the fact that the challenges in the Company’s retail environment had not changed. More importantly, however, the Company’s strategic initiatives and growth objectives are reflected in these metrics. The bonus plan metrics and the relative weighting on the bonus payouts are as follows:

(1)	an EBIT metric which focused on improving operating performance while continuing to reduce costs to drive earnings improvement (50%);

(2)	a Free Cash Flow metric to ensure ongoing liquidity and retention of creditor and vendor confidence (25%); and

(3)	a gross margin metric, to focus our NEOs on growing profitable sales (25%).

The 2012 bonus metrics were designed to allow a leveraging up if objectives were “over achieved” or down if below target performance was achieved, so long as minimum performance thresholds were achieved. The Compensation Committee did not set maximum parameters for any of the metrics, so payments could be made for extraordinary performance. The Compensation Committee believed that the lack of a ceiling would not incentivize excessive risk taking because the results for the annual incentive include the expense of the incentive, and there are controls in place to mitigate against taking risk concerns. As an additional protection against undue risk taking, the Company has a clawback policy for incentive compensation as described under “Policies and Practices–Recoupment Policy” later in this CD&A. Further, the Compensation Committee has negative discretion, which allows it to decrease payouts when such bonuses are not, in the Committee’s opinion, appropriately earned or should not be paid.

The Compensation Committee reviewed the level of achievement for each of the bonus metrics under the 2012 annual cash bonus plan based on the Company’s 2012 audited financial statements approved by the Board’s Audit Committee. For purposes of the 2012 corporate annual cash bonus plan, the Company achieved EBIT of $127 million, Free Cash Flow of $115 million, and gross profit dollars of $3.233 billion, after adjustments approved by the Finance Committee. The Company achieved at or above the threshold level for each metric.

When considering whether the Company has reached the target performance metrics for annual bonus compensation, the Compensation Committee may exclude significant unplanned and extraordinary items that may distort the Company’s performance upon the Finance Committee concluding that such adjustments are unplanned and extraordinary. This ensures that executives will not be unduly influenced in their decision-making because they would neither benefit nor be penalized as a result of certain unexpected and uncontrollable or strategic events that may positively or negatively affect the performance metrics in the short-term. Therefore, the Compensation Committee determined the final achievement level by excluding unplanned and extraordinary items primarily related to costs associated with certain impairments related to our North American stores and an adjustment related to one of our long-term lease obligations.

Following the application of these adjustments, the Compensation Committee authorized bonuses under the 2012 annual cash bonus plan to be paid at 66% of target to the NEOs. For purposes of calculating the achievement of each of the bonus metrics, the following net adjustments were made:

	EBIT (in millions)	Free Cash Flow (in millions)	Gross Profit Dollars (in millions)
As Reported(1)	$3.4	$59.0	$3,247.6
Extraordinary Items, Net	$123.5	$56.0	$(14.7)
Adjusted(2)	$126.9	$115.0	$3,232.9

(1)	As reported in the Company’s 2012 financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
(2)	Adjustments related to the 2012 annual cash bonus plan metric achievement.

In 2012, for the reasons discussed above in “Base Salaries,” the Compensation Committee also approved an increase to the bonus percentage payable to Messrs. Newman, Peters and Schmidt from 75% of annual base salary to 85% of annual base salary, and for Mr. Austrian from 140% of annual base salary to 160% of annual base salary. Ms. Garcia is eligible for a target bonus of 70% of annual base salary. The Committee believed that the increases in the target bonus percentages for Messrs. Newman, Peters and Schmidt were warranted due to the additional responsibility that they each took on in their respective areas of the business and are consistent with market practices for their new roles. The Committee believes that, as seen in other performance-related pay, if the Company’s goals are not met, full bonuses will not be paid, but the reward of properly incentivizing the executives in turn achieves benefits for the Company and the Company’s shareholders.

The actual dollar amounts earned by the NEOs in 2012, pursuant to the 2012 annual cash incentive plan, are disclosed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table below.

Long-Term Incentive Program

Equity and Performance-Based Cash Added—The 2012 equity grant to each of the NEOs was based on the Compensation Committee’s consideration of the following items: (i) long-term incentive grants to NEOs in the Peer Group; (ii) availability of shares under the 2007 Long-Term Incentive Plan (the “2007 LTIP”) and the annual “burn rate” of shares under the 2007 Long-Term Incentive Plan based on ISS calculation methodology; and (iii) the Company’s recent financial performance. The Committee also added performance cash as part of the Long-Term Incentive Program to modify the share usage under the 2007 LTIP and manage the “burn rate.” In addition, the Committee included the performance cash as part of the Program to provide additional incentive as it is money that they would actually receive upon achieving certain goals, unlike the granting of equity due to uncertainty of earnings and the market and the recent performance of the Company’s stock.

On March 16, 2012, the Compensation Committee approved grants of long-term incentives to the NEOs (except the CEO) as follows: (i) time-vested restricted stock; (ii) performance stock units, with a one-year performance period, and three-year time-based vesting; and (iii) performance-based cash, with a one-year performance period and three-year time-based vesting. All of these equity awards have a three-year pro-rata vesting period based on the grant date. All of the performance-based grants are based on EBIT, as adjusted to exclude unplanned and extraordinary items, and flex on a linear interpolation scale from a minimum number of shares or dollars, as applicable, up to a maximum number of shares or dollars, as applicable for performance results from “threshold” to “target” and from “target” to maximum, respectively.

On April 26, 2012, in connection with the changes to Mr. Austrian’s compensation arrangements, the Compensation Committee recommended, and the Board approved, the following long-term incentives for Mr. Austrian, with a grant date of May 7, 2012:

•

a service-vested restricted stock grant of 500,000 shares, vesting in two-equal installments. The first tranche of 250,000 shares vested on December 31, 2012. The second tranche of 250,000 shares vests on April 30, 2014, provided that Mr. Austrian continues to be employed as CEO;

•

a performance-vested restricted stock unit grant targeted at 500,000 shares: (i) if the Company achieves the 2012 EBIT target set by the Board for the 2012 Long-Term Incentive Program; and (ii) (a) Mr. Austrian continues to be employed by the Company as CEO through April 30, 2014, or (b) on or after May 31, 2013 after giving five months notice, he voluntarily resigns as CEO (other than for Good Reason as defined in his award agreement), but continues to serve on the Board. The number of shares received by Mr. Austrian will flex on a linear interpolation scale from a minimum of 250,000 shares up to a maximum of 1,000,000 shares for performance results from “threshold” to “target” and from “target” to “maximum,” respectively; and

•

a performance cash incentive targeted at $2,500,000 on the same vesting terms as the performance-vested restricted stock unit grant set forth above. The amount will flex on a linear interpolation scale from a minimum of $1,250,000 up to a maximum of $5,000,000 for performance results from “threshold” to “target” and from “target” to “maximum.”

The EBIT target for 2012 was $150 million. EBIT for the purposes of the 2012 Long-Term Incentive Program was adjusted to exclude unplanned and extraordinary items primarily related to costs associated with certain impairments related to our North American stores and an adjustment related to one of our long-term lease obligations. As such, the adjusted EBIT achieved for Mr. Austrian was approximately $127 million and for the other NEOs was approximately $130 million. The difference results from calculating the long-term incentive performance for all participants, other than Mr. Austrian under the Long-Term Incentive Program first, and then including the expense of the Long-Term Incentive Program in the performance calculation for Mr. Austrian, who had a different linear interpolation scale than the other Long-Term Incentive Program participants. In addition, the Annual Cash Bonus Plan is calculated after the Long-Term Incentive Program. This level of EBIT achievement resulted in the NEOs (other than the CEO) earning 46%, and the CEO earning 62%, respectively, of the target performance shares and performance cash. One-third of each will vest on the anniversary of the grant.

The following tables detail the actual amounts under the 2012 Long-Term Incentive Program that could have been earned by the NEOs, and what was actually earned by the NEOs:

		2012 LTI
		Threshold (1)			Target			Maximum (2)
Executive	Title	Time- Vested Restricted Stock	Performance Stock Units	Performance Cash	Time- Vested Restricted Stock	Performance Stock Units	Performance Cash	Time- Vested Restricted Stock	Performance Stock Units	Performance Cash

Neil Austrian	Chief Executive Officer	500,000	250,000	$1,250,000	500,000	500,000	$2,500,000	500,000	1,000,000	$5,000,000

Michael Newman	Chief Financial Officer	100,000	20,000	$150,000	100,000	100,000	$750,000	100,000	150,000	$1,125,000

Kevin Peters	Former President, North America	112,500	22,500	$180,000	112,500	112,500	$900,000	112,500	206,250	$1,650,000

Steve Schmidt	President, International	112,500	22,500	$180,000	112,500	112,500	$900,000	112,500	206,250	$1,650,000

Elisa D. Garcia	Executive Vice President, General Counsel	62,500	12,500	$100,000	62,500	62,500	$500,000	62,500	93,750	$750,000

Farla Efros	Former Executive Vice President, Merchandising	75,000	15,000	$120,000	75,000	75,000	$600,000	75,000	112,500	$900,000

(1)	Base line for performance is set at $120M EBIT achievement.
(2)	Max payout capped at $200M EBIT achievement.

		2012 LTI
		Attainment (1)
Executive	Title	Time-Vested Restricted Stock	Performance Stock Units	Performance Cash

Neil Austrian	Chief Executive Officer	500,000	310,000	$1,550,000

Michael Newman	Chief Financial Officer	100,000	46,000	$345,000

Kevin Peters(2)	Former President, North America	—	—	—

Steve Schmidt	President, International	112,500	51,750	$414,000

Elisa D. Garcia	Executive Vice President, General Counsel	62,500	28,750	$230,000

Farla Efros (2)	Former Executive Vice President, Merchandising	—	—	—

(1)	Based upon FY 2012 EBIT achievement, as adjusted, and subject to vesting requirements.
(2)	Neither Mr. Peters nor Ms. Efros received a payout under the 2012 Long-Term Incentive Program as they were not employed by the Company on the payout dates.

Other Compensation

General Benefits—We provide the NEOs with a set of core benefits that are generally available to our other full-time employees (e.g., coverage for medical, dental, vision care, prescription drugs, annual physical, basic life insurance, long-term disability coverage), plus voluntary benefits that an NEO may select (e.g., supplemental life insurance).

In addition, we have a matching contribution to the 401(k) plan for all participants, including the NEOs, which is equal to 50% of employee deferrals on the first 4% of eligible earnings (up to plan limits). Although this matching contribution is below market, the Compensation Committee believes it is important to offer a benefit of this nature to further motivate and retain employees. We also continue to maintain three non-qualified deferred compensation plans, which remain frozen to new contributions. We do not sponsor a pension plan.

Finally, consistent with the Peer Group and the current trend in executive compensation, we limit the perquisites provided to our executive officers. Other than the car allowance provided to our executive officers (which Mr. Austrian has declined), perquisites are reserved for the attraction and retention of executive talent and as competitively necessary, and such perquisites to our NEOs were nominal in 2012. Please see the “Summary Compensation Table” and the footnotes thereto for further information concerning any such perquisites paid to our NEOs.

Termination of Executive Medical Plan beginning in 2012—Upon the Compensation Committee’s review of the benefits provided to executive officers in the Peer Group and in response to the escalating cost of health care, the Compensation Committee determined that it was no longer necessary for the Company to provide its executive officers with an executive medical plan. To that end, the Compensation Committee approved the termination of the Company’s executive medical plan beginning in 2012. As of January 1, 2012, the executives became eligible to participate in the medical, dental, vision, and pharmacy benefit programs available to the Company’s other full-time employees.

Retention Payments—In 2010, in connection with the resignation of Steve Odland, the Company’s former Chief Executive Officer, the Company entered into a Retention Agreement with Mr. Newman under which he was eligible to earn a retention payment of up to $1,937,500 payable in two installments – upon the filing of the Annual Reports on Form 10-K for the fiscal years ended December 31, 2010 and December 31, 2011. The Compensation Committee felt that it was important at the time of Mr. Odland’s departure and in light of the uncertainty at the CEO position to retain the Company’s Chief Financial Officer for the next two annual reporting cycles. On March 11, 2011, Mr. Newman received the first payment of $937,500 under his Retention Agreement, and on March 16, 2012, Mr. Newman received the second payment of $1,000,000 under such Agreement.

In addition, in 2010, the Company entered into a Retention Agreement with Ms. Garcia under which she was eligible to earn a retention payment of up to $1,500,000 payable in three equal installments, as long as she remains actively employed with the Company until each Retention Payment Date (as defined in the Retention Agreement). The Compensation Committee felt that stability in the corporate governance area was important for the Company and therefore entered into the Retention Agreement with Ms. Garcia. The first and second payments to Ms. Garcia pursuant to the Retention Agreement were made on November 10, 2011 and November 9, 2012.

Policies and Practices

The Compensation Committee continually monitors and, as appropriate, amends our policies and practices or adopts new policies and practices to ensure that executives are properly rewarded, our executives’ compensation is aligned with that of the shareholders, and that we are implementing best corporate governance practices. The following is an example of some of our compensation policies and practices.

Incentive Plan Risk Review

In December 2012, the Compensation Committee reviewed, analyzed and discussed the executive compensation incentive programs in the context of how the current global economic and financial situation might affect the program. The Compensation Committee, in conjunction with the Audit Committee, received reports on all of the Company’s various incentive plans for our regions, certain classifications of employees and business lines, which were discussed to ensure that the plans did not incentivize excessive risk and rewarded the behavior the Company wishes to reward.

The Committees jointly reported to the Board that they do not believe that any aspects of the compensation program encourage the NEOs to take unnecessary and excessive risks. Additionally, the financial goals set forth in the corporate annual cash bonus plan and the long-term incentive program are based upon performance targets that the Compensation Committee believes are attainable without the need to take inappropriate risks or make material changes to the Company’s business or strategy. Furthermore, the Long-Term Incentive Plan awards vest over a three-year period to mitigate short-term risks. Finally, the equity component of the Company’s compensation program, coupled with the Company’s stock ownership guidelines, which expose NEOs to the loss of the value of retained equity if stock prices decline, incentivize NEOs to focus on long-term share appreciation.

Recoupment Policy

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

Anti-Hedging Policy

In February 2011, the Board adopted an anti-hedging policy which prohibits hedging transactions with respect to Company securities by our Directors, executive officers and all other employees.

Stock Ownership Guidelines for NEOs

The Compensation Committee believes that the NEOs should maintain a meaningful equity interest in the Company through the ownership of stock. The Peer Group data includes the use of both multiples of base salary and target share amounts, with the multiple of base salary approach being the prevalent methodology in the Peer Group.

In October 2011, the Compensation Committee enhanced the Company’s executive stock ownership guidelines to increase the required levels of stock ownership for NEOs (other than the CEO) to more closely reflect the ownership guidelines of the Company’s competitors and Peer Group and current corporate governance trends, and added a share amount target for the CEO. The enhanced guidelines used for the NEOs continue to be within the target range for the Peer Group.

Under these enhanced guidelines, the CEO was expected to hold Company stock equal to at least either 700,000 shares, or a multiple equal to five times his annual base salary, to be satisfied within five years of assuming his position. In October 2012, the Committee further reviewed the executive stock ownership guidelines and recommended that the CEO’s stock ownership requirements be revised to increase the multiple of his annual base salary from five times to six times and eliminate the share requirement. As such, Mr. Austrian has five years from the date of the change in the guidelines to meet the requirements.

Under the enhanced guidelines, the other NEOs are expected to hold Company stock equal to at least either 250,000 shares or a multiple equal to three times each individual’s annual base salary, to be satisfied within five years of becoming a Section 16(b) officer of the Company. The amount of stock required to satisfy the ownership requirement must be held by each NEO until termination of employment with the Company.

In addition, under the enhanced executive stock ownership guidelines, the NEOs only permitted to sell stock during the applicable five-year period prior to satisfying the required ownership requirement if they retain 50% of the net shares (after shares are disposed of to pay for taxes and acquisition). For purposes of determining compliance with these stock ownership guidelines, the following types of equity are considered:

•	shares held outright (including restricted stock for which the restrictions have lapsed and shares purchased on the open market);

•	unvested restricted stock subject to time vesting requirements only;

•	vested restricted stock units; and

•	the spread between fair market value and exercise price for vested in-the-money stock options.

The current guidelines are deemed competitive according to market data. The Compensation Committee annually reviews each NEO’s progress toward meeting the ownership guidelines. As of March 2013, all of our currently employed NEOs satisfied their stock ownership requirements or were within their eligible time period to acquire stock.

Deductibility of Executive Compensation

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

In fiscal year 2012, the only NEO who received an annual base salary in excess of $1,000,000 was Mr. Austrian, whose annual base salary as Chair and CEO is $1,200,000. A portion of the compensation paid to Messrs. Austrian, Peters and Schmidt and Ms. Garcia will not be deductible for tax purposes for 2012 pursuant to Code Section 162(m). For fiscal year 2012, the lost deduction was approximately $2.47 million.

Regulatory Requirements

In addition to Code Section 162(m), the Compensation Committee considers other tax and accounting provisions in developing the pay programs for the NEOs, including:

•	the special rules applicable to fair value based methods of accounting for stock compensation; and

•	the overall income tax rules applicable to various forms of compensation.

While the Compensation Committee generally tries to compensate the NEOs in a manner that produces favorable tax and accounting treatment, the main objective is to develop fair and equitable compensation arrangements that appropriately incentivize, reward, and retain the NEOs.

Employment, Severance and Change in Control Arrangements

General Employment Arrangements

The Company is party to various employment arrangements, including written offer letters, employment agreements, change in control agreements, non-competition, confidentiality and non-solicitation agreements and retention agreements with certain of our NEOs. These agreements define the terms of the NEOs’ current compensation. These agreements also provide for the payment of additional and future compensation to the NEOs for satisfying specified service requirements in the event of certain types of terminations and in the event of a change in control of the Company.

Change of Control Agreements

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

In addition, each of the change of control agreements contain certain confidentiality, non-compete and non-solicitation provisions, but our NEOs have each also executed a non-competition, confidentiality and non-solicitation agreement with the Company.

Current Agreements with our NEOs

Like most of our other employees, our NEOs received offer letters upon their hire, which offer letter set forth the general terms and conditions of their employment. Currently, our CEO Mr. Austrian is the only NEO who has an employment agreement with the Company, which initially set forth the terms and conditions of Mr. Austrian’s employment at the time he was appointed our Chairman and Interim CEO. In May 2011, when Mr. Austrian was hired as our CEO, he executed another employment agreement which outlined the terms and conditions of his employment, and superseded his prior employment agreement with the Company.

As stated above, each NEO (including Mr. Austrian) is party to a change of control agreement and a non-competition, confidentiality and non-solicitation agreement with the Company. Furthermore, as described above, Mr. Newman was a party to a retention agreement, and Ms. Garcia is a party to a retention agreement, with the Company.

Severance Agreement with Ms. Efros — Ms. Efros was our EVP, Chief Merchandising Officer from January 2012 until August 2012. Prior to becoming an employee, Ms. Efros, who was based out of Toronto, Canada, consulted with the Company to help us develop our marketing initiatives. Management analyzed the dollar amount of consulting fees that the Company paid to the firm that employed Ms. Efros for her services and determined that it would be in our best interests to hire Ms. Efros.

Upon joining the Company, Ms. Efros received a base salary of $600,000 which the Compensation Committee determined was appropriate in light of Ms. Efros’ experience, market data and the responsibilities that she was given with the Company. In addition, in order to attract Ms. Efros to the Company and to assist her in any incentives she would forfeit from her prior employer for joining us, the Compensation Committee also approved a sign-on bonus of $285,000 for Ms. Efros. Other perquisites and personal benefits received by Ms. Efros in connection with her position with the Company included the reimbursement of costs associated with lodging, airfare, travel and car rentals while Ms. Efros was commuting to the Company’s headquarters in Boca Raton, Florida, from her primary residence in Canada.

In August 2012, the Company re-evaluated its needs and determined it was in the Company’s best interest to further consolidate business divisions. As such, Ms. Efros’ responsibilities were assigned to another Executive Vice President, and her position was eliminated. In connection with Ms. Efros’ separation from the Company, we executed a separation agreement with Ms. Efros which provided her with the following severance benefits: (i) $900,000, representing 18 months of her base salary; (ii) $3,444, for COBRA-related benefits; and (iii) $279,231, representing the pro rata amount of her annual cash bonus at target, for a total payment of $1,182,675.

The terms of the employment and/or severance arrangements for our NEOs, and the potential, and in some cases, actual payouts to these individuals pursuant to the applicable severance arrangements, are further described in the “Summary of Executive Agreements and Potential Payments Upon Termination or Change in Control” section below.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal year 2012, the Compensation Committee consisted of: Marsha J. Evans, W. Scott Hedrick, Raymond Svider and Nigel Travis. All members of the Committee were Independent Directors, and no member was an employee or former employee of the Company. During fiscal year 2012, none of the Company’s executive officers served on the board of directors or compensation committee (or other committee serving an equivalent function) of another entity whose executive officer served on the Company’s Board of Directors or Compensation Committee.

COMPENSATION COMMITTEE REPORT

The information contained in this report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that it is specifically incorporated by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.

The Compensation Committee of the Board of Directors of the Company has reviewed and discussed this Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company’s management and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 and in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.

THE COMPENSATION COMMITTEE:

Marsha J. Evans (Chair)

W. Scott Hedrick

Raymond Svider

Nigel Travis

COMPENSATION PROGRAMS RISK ASSESSMENT

In December 2012, the Compensation Committee, in a joint meeting with the Audit Committee, assessed the Company’s compensation programs and concluded that the Company’s compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. The Company has conducted a risk assessment that included a detailed qualitative and quantitative analysis of its compensation programs to which employees at all levels of the organization may participate, including the NEOs. The Compensation Committee also considers how the design of the Company’s compensation programs compares to compensation programs maintained by the Peer Group. Based on the Company’s risk assessment, and the reviews done by the Compensation and Audit Committees, the Compensation Committee believes that the Company’s compensation programs have been appropriately designed to attract and retain talent and properly incentivize employees to act in the best interests of the Company. The Company’s programs contain various factors to ensure its employees, including the NEOs, are not encouraged to take unnecessary risks in managing the Company’s business, such as:

•	oversight of compensation programs (or components of programs) by the Compensation Committee;

•	discretion provided to the Compensation Committee (including negative discretion) to set targets, monitor performance and determine final incentive award payouts;

•	oversight of compensation programs (or components of programs) by a broad-based group of functions within the Company, including the Human Resources, Legal and Internal Audit departments;

•	a variety of programs that provide focus on both short-and long-term goals and that provide a balanced mixture of cash and equity compensation;

•	incentives focused primarily on the use of financial metrics based on the annual operating plan which is approved by the Board;

•	service-based vesting conditions with respect to equity-based awards; and

•	an incentive pay recoupment policy which provides for recoupment of incentive compensation in the event of a financial restatement.

The Company periodically monitors its incentive plans throughout the year to ensure that such plans do not encourage undue risk taking and appropriately balance risk and reward consistent with the Company’s enterprise risk management efforts.

SUMMARY COMPENSATION TABLE

The following table provides a summary of the annual and long-term compensation that the Company paid to its NEOs (or deferred for, or that was attributable to/earned) for services rendered during the 2010, 2011, and 2012 fiscal years.

Summary Compensation Table for Fiscal Years 2010 – 2012

Named Officers and Principal Positions	Year	(1) Salary ($)	Bonus ($)		(2) Stock Awards ($)	(2) Option Awards ($)	(3) Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and NQ Deferred Compensation Earnings ($)	(4) All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)
									Total Other
Neil Austrian	2012	$1,200,000	$—		$2,000,700	$—	$1,267,200	$—	$38,687	$4,506,587
Chief Executive Officer	2011	$1,646,154	$—		$4,284,000	$—	$815,015	$—	$71,766	$6,816,935
	2010	$415,385	$—		$—	$984,400	$—	$—	$—	$1,399,785

Michael Newman	2012	$625,000	$1,000,000	(5)	$513,920	$—	$465,625	$—	$20,600	$2,625,145
Chief Financial Officer	2011	$637,019	$937,500		$355,832	$294,840	$410,877	$—	$81,134	$2,717,202
	2010	$625,000	$468,750		$—	$1,580,200	$—	$—	$40,924	$2,714,874

Kevin Peters President, North America (6)	2012	$662,500	$—		$578,160	$—	$509,663	$—	$36,410	$1,786,733
	2011	$637,019	$—		$355,832	$294,840	$410,877	$—	$101,769	$1,800,337
	2010	$568,077	$—		$—	$1,802,447	$247,380	$—	$55,120	$2,673,024

Steve Schmidt	2012	$625,000	$—		$578,160	$—	$488,625	$—	$66,297	$1,758,082
President, International	2011	$637,019	$—		$355,832	$294,840	$410,877	$—	$106,097	$1,804,665
	2010	$625,000	$—		$—	$1,580,200	$276,563	$—	$53,957	$2,535,720

Elisa D. Garcia Executive Vice President, General Counsel (7)	2012	$485,000	$500,000	(8)	$321,200	$—	$300,737	$—	$37,500	$1,644,437
	2011	$448,462	$500,000		$203,333	$168,480	$269,974	$—	$115,157	$1,705,406

Farla Efros (9) Former Executive Vice President, Merchandising	2012	$397,463	$284,622	(10)	$528,000	$—	$—	$—	$1,278,471	$2,488,556

1.	Column (c) is used to record salary amounts that include cash compensation earned by each NEO during fiscal years 2012, 2011 and 2010 as well as any amounts earned in those years but contributed into the 401(k) Plan at the election of the NEO.

2.	The dollar amounts in columns (e) and (f) reflect the aggregate grant date fair value of equity awards granted within the fiscal year in accordance with FASB ASC Topic 718 for stock-based compensation. These amounts reflect the total grant date fair value for these awards, and do not correspond to the actual value that will be recognized by each of the NEOs when received. Assumptions used in the calculation of these award amounts are included in Notes A and M to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 29, 2012. For 2012, the aggregate grant date fair value of equity awards reported in this column reflects the probable value of performance-based stock units plus the grant date fair value of time-vested restricted stock units granted to the NEOs. The grant date fair value of the performance-based stock units at the maximum level of achievement would have been $2,470,000 for Mr. Austrian, $528,000 for Mr. Newman, $726,000 for Messrs. Peters and Schmidt, $330,000 for Ms. Garcia and $396,000 for Ms. Efros.
3.	Unless otherwise specified in this footnote, the amounts in column (g) reflect cash awards earned under the 2012 Annual Cash Bonus and under the 2012 Long-Term Incentive Program, which are previously discussed in more detail in the Compensation Discussion and Analysis (“CD&A”) under the “Annual Cash Bonus” and “2012 Long-Term Incentive” sections, respectively. The amount reported was based on fiscal year 2012 performance and was paid to the NEOs in March of 2013. With respect to all the NEOs except for Mr. Austrian, the performance cash which was based upon achievement of the performance condition in 2012, is subject to vesting in the following manner: 1/3 of the award was paid to NEOs in March 2013 after the 2012 results were certified by the Compensation Committee while the remaining 2/3 of the award will be paid in March 2014 and 2015 provided that the NEO remains employed with the Company. Accordingly, only 1/3 of the award is reported as earned by the NEOs in 2012. Mr. Austrian will be eligible to earn all or a portion of his target cash award based on the Company’s financial performance targets for the Company’s 2012 fiscal year relative to the threshold, target, and maximum levels established by the Compensation Committee for such fiscal year. In addition to the Company satisfying at least the threshold performance condition, Mr. Austrian must also satisfy the service condition to become vested in his eligible award by remaining continuously employed by the Company as its Chief Executive Officer from the grant date until the vesting date, which is April 30, 2014. Accordingly, the amount reported for Mr. Austrian only reflects the cash award earned under the 2012 Annual Cash Bonus.
4.	The “Other Compensation Table for Fiscal Year 2012” that follows reflects the types and dollar amounts of perquisites, other personal benefits, and severance arrangements provided to the NEOs during the fiscal year 2012. For purposes of computing the dollar amounts of the items listed in the following table, except as otherwise noted, the actual out-of-pocket costs to the Company of providing the perquisites, other personal benefits, and severance arrangements to the NEOs was used. Each perquisite, other personal benefit, and severance arrangement included in the Table that follows is described in more detail in the narratives immediately following the Table.
5.	Pursuant to the terms of his Retention Agreement described under the “Summary of Executive Agreements and Potential Payments Upon Termination or Change of Control” section, Mr. Newman earned the second installment of his Retention Payment in March 2012.
6.	Kevin Peters resigned as the Company’s President, North America on December 31, 2012, and his last date of employment with the Company was January 4, 2013.
7.	Ms. Garcia was not a named executive officer in fiscal years 2010 and 2011.
8.	Pursuant to the terms of her Retention Agreement described under the “Summary of Executive Agreements and Potential Payments Upon Termination or Change of Control” section, Ms. Garcia earned the second installment of her Retention Payment in November 2012.
9.	Ms. Efros terminated employment with the Company on August 29, 2012. In connection with Ms. Efros’ termination of employment, she was entitled to a severance payment pursuant to the terms of her Separation Agreement, which included amounts owed to her pursuant to her previously negotiated Employment Offer Letter Agreement, both of which are described under the “Summary of Executive Agreements and Potential Payments Upon Termination or Change of Control” section. Ms. Efros’ severance payment was paid to her in cash on October 3, 2012 and is disclosed on the “Other Compensation Table for Fiscal Year 2012” that follows.
10.	Pursuant to the terms of her Employment Offer Letter Agreement described under the “Summary of Executive Agreements and Potential Payments Upon Termination or Change in Control” section, Ms. Efros received her sign-on bonus in February 2012.

Other Compensation Table for Fiscal Year 2012

Summary Compensation Table, Column (i) Components

(a)	(b)	(c)	(d)	(e)	(f)		(g)		(h)
Named Officers	(1) Car Allowance	(2) 401k Match	(3) Personal Aircraft Usage	(4) Charitable Contributions	Severance		Other		Total
Neil Austrian	$—	$—	$18,687	$20,000	$—		$—		$38,687
Michael Newman	$15,600	$5,000	$—	$—	$—		$—		$20,600
Kevin Peters	$15,600	$5,000	$—	$—	$—		$15,810	(6)	$36,410
Steve Schmidt	$15,600	$5,000	$—	$25,000	$—		$20,697	(7)	$66,297
Elisa D. Garcia	$15,600	$5,000	$—	$15,000	$—		$1,900	(8)	$37,500
Farla Efros	$9,780	$—	$—	$—	$1,182,675	(5)	$86,016	(9)	$1,278,471

1.	The amounts in column (b) reflect the payments made to each NEO during fiscal year 2012 as part of the Executive Car Allowance Program.
2.	The amounts in column (c) reflect the Company cost of matching contributions under our 401(k) Plan of up to 2% of eligible compensation for the 2012 fiscal year up to the IRS annual compensation limits.
3.	The amount in column (d) reflects the incremental cost of personal use of Company-leased aircraft. The amount includes the actual cost of fuel and additives, per hour accruals of maintenance service plans, trip-related crew hotels and meals, in-flight food and beverages, landing and ground handling fees, hangar or aircraft parking costs, certain other smaller variable costs for each personal trip leg plus an allocation of maintenance costs based on the per mile cost to maintain the planes multiplied by the number of personal miles flown. Fixed costs that would be incurred in any event to operate Company aircraft (e.g., aircraft and hangar lease costs, depreciation, and flight crew salaries) are not included. Ms. Garcia’s personal use of Company-leased aircraft resulted in no incremental cost to the Company.
4.	The amount in column (e) represents the cost of Company matching contributions on behalf of the NEOs to eligible charitable organizations under the 2012 Executive Matching Gifts Program.
5.	In August 2012, Ms. Efros, Executive Vice President of Merchandising, was terminated, and pursuant to her Separation Agreement, received a severance payment of $1,182,675 on October 3, 2012. The severance payment included: 1) $900,000 which equates to 18 months of annual base salary; 2) $279,231 which represents her 2012 pro-rata corporate bonus calculated at target as of her separation date; and 3) $3,444, which equates to 18 times the difference between the monthly COBRA charge for the type of Company-provided group health plan coverage in effect on her Separation Date and the applicable active employee charge for such coverage.
6.	Represents payments to Mr. Peters for personal expenses incurred while attending a Company-sponsored event and the related gross-up payments for the event plus the cost of an executive physical.
7.	Represents reimbursement airfare for Mr. Schmidt’s spouse, who accompanied him on two business trips.
8.	Represents the cost of an executive physical for Ms. Garcia.
9.	Represents the value of perquisites and other personal benefits for Ms. Efros including, lodging, airfare, travel costs, and car rental, while Ms. Efros was commuting to the Company’s headquarters in Boca Raton, Florida from her primary residence in Canada.

Grants of Plan-Based Awards in Fiscal Year 2012

(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Named Officers	Grant Date		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares / Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	(6) Grant Date Fair Value
Neil Austrian	1/1/2012	(1)	$480,000	$1,920,000	NA
	5/7/2012	(2)				250,000	500,000	1,000,000				$765,700
	5/7/2012	(3)							500,000			$1,235,000
	5/7/2012	(2)	$1,250,000	$2,500,000	$5,000,000

Michael Newman	1/1/2012	(1)	$132,813	$531,250	NA
	3/16/2012	(4)				20,000	100,000	150,000				$161,920
	3/16/2012	(5)							100,000			$352,000
	3/16/2012	(4)	$150,000	$750,000	$1,125,000

Kevin Peters	1/1/2012	(1)	$140,781	$563,125	NA
	3/16/2012	(4)				22,500	112,500	206,250				$182,160
	3/16/2012	(5)							112,500			$396,000
	3/16/2012	(4)	$180,000	$900,000	$1,650,000

Steve Schmidt	1/1/2012	(1)	$132,813	$531,250	NA
	3/16/2012	(4)				22,500	112,500	206,250				$182,160
	3/16/2012	(5)							112,500			$396,000
	3/16/2012	(4)	$180,000	$900,000	$1,650,000

Elisa D. Garcia	1/1/2012	(1)	$84,875	$339,500	NA
	3/16/2012	(4)				12,500	62,500	93,750				$101,200
	3/16/2012	(5)							62,500			$220,000
	3/16/2012	(4)	$100,000	$500,000	$750,000

Farla Efros	1/1/2012	(1)	$105,000	$420,000	NA
	3/16/2012	(4)				15,000	75,000	112,500				$121,440
	3/16/2012	(5)							75,000			$264,000
	3/16/2012	(4)	$120,000	$600,000	$900,000

1.

Column (c) reflects the minimum payments each NEO could expect to receive if the Company reached at least its threshold performance goal in fiscal year 2012 under the 2012 Annual Corporate Bonus Plan. Threshold was set at 25% of target for all NEOs. The Bonus Plan award was based upon the Company’s ability to meet annual financial performance targets set by the Compensation Committee. Each of the Company’s financial performance goals were targeted to pay out at 100% upon achievement. The amounts shown in column (d) reflect the target payments each NEO could receive if the Company reached its performance target goals in 2012 under the 2012 Annual Corporate Bonus Plan. Each NEO’s target annual bonus is expressed as a percentage of such officer’s bonus eligible earnings. For 2012, Mr. Austrian’s target bonus percentage was 160% of annual bonus eligible earnings. For 2012, the target bonus percentage was 85% of annual bonus eligible earnings for Messrs. Newman, Peters, and Schmidt and 70% for Mlles. Garcia and Efros. Maximum parameters were not set for any of the metrics, so payment could be made for extraordinary performance. Performance below the Plan threshold resulted in no bonus being paid for that metric. Further description of the 2012 Annual Corporate Bonus Plan is discussed in the “Annual Cash Bonus” section.
2.	Represents awards of performance stock units granted pursuant to the Company’s 2007 Long-Term Incentive Plan (the “LTIP”) and a corresponding performance-based cash award under the 2012 LTI Cash Plan. Mr. Austrian will be eligible to earn all or a portion or an amount in excess of his target share award and target cash award based on the Company’s financial performance targets for the Company’s 2012 fiscal year relative to the threshold, target, and maximum levels established by the Compensation Committee for such fiscal year. In addition to the Company satisfying at least the threshold performance condition, Mr. Austrian must also satisfy the service condition to become vested in his eligible award by remaining continuously employed by the Company as its Chief Executive Officer from the grant date until the vesting date, which is April 30, 2014. Further description of Mr. Austrian’s 2012 long-term incentive award is discussed in the “Long-Term Incentive Program” section.
3.	Represents an award of restricted stock granted pursuant to the Company’s LTIP. The restricted stock will vest in two equal installments on each of December 31, 2012 and April 30, 2014; provided that Mr. Austrian is continuously employed by the Company from the grant date until each such vesting date. Further description of Mr. Austrian’s 2012 long-term incentive award is discussed in the “Long-Term Incentive Program” section.
4.	Represents awards of performance stock units granted pursuant to the Company’s LTIP and a corresponding performance-based cash award under the 2012 LTI Cash Plan. NEOs will be eligible to earn all or a portion or an amount in excess of their target share award and target cash award based on the Company’s financial performance targets for the Company’s 2012 fiscal year relative to the threshold, target, and maximum levels established by the Compensation Committee for such fiscal year. In addition to the Company satisfying at least the threshold performance condition, NEOs must also satisfy the service condition to become vested in their eligible award by remaining continuously employed by the Company from the grant date until the vesting dates, which are the first, second, and third anniversaries of the grant date. Further description of each NEO’s 2012 long-term incentive award is discussed in the “2012 Long-Term Incentive Program” section.
5.	Represents an award of restricted stock granted pursuant to the Company’s LTIP. The Restricted Shares will vest one-third on each of the first, second and third anniversaries of the grant date; provided that each NEO is continuously employed by the Company from the grant date until each such anniversary date.
6.	Computed in accordance with FASB ASC Topic 718 for stock-based compensation. See Notes A and M of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 29, 2012 regarding assumptions underlying valuation of equity awards.

Outstanding Equity Awards at 2012 Fiscal Year-End

(a)	(b)		(c)		(d)	(e)	(f)	(g)		(h)	(i)		(j)
Named Officers	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		(12) Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Neil Austrian	7,500	(1)	—	—	—	$11.4850	2/14/13	—		—	—		—
	7,500	(1)	—	—	—	$17.5450	2/18/14	—		—	—		—
	15,611	(1)	—	—	—	$33.0650	2/14/13	—		—	—		—
	44,155	(1)	—	—	—	$11.2700	3/5/15	—		—	—		—
	38,736	(1)	—	—	—	$0.8500	3/4/16	—		—	—		—
	133,333	(2)	266,667	—	—	$4.4300	11/2/17	—		—	—		—
	—		—	—	—	—	—	1,410,000	(3)(4)	$4,610,700	600,000	(3)	$1,962,000
Michael Newman	403,877	(5)	—	—	—	$6.8000	8/27/15	—		—	—		—
	150,000	(6)	—	—	—	$0.8500	3/4/16	—		—	—		—
	150,000	(6)	—	—	—	$1.0625	3/4/16	—		—	—		—
	133,333	(7)	66,667	—	—	$7.7100	3/8/17	—		—	—		—
	133,333	(7)	66,667	—	—	$9.6380	3/8/17	—		—	—		—
	46,666	(8)	93,334	—	—	$5.3400	5/3/18
	—		—	—	—	—	—	201,556	(8)(9)	$659,089	—		—
Kevin Peters	112,500	(6)	—	—	—	$0.8500	3/4/16	—		—	—		—
	112,500	(6)	—	—	—	$1.0625	3/4/16	—		—	—		—
	133,333	(7)	66,667	—	—	$7.7100	3/8/17	—		—	—		—
	133,333	(7)	66,667	—	—	$9.6380	3/8/17	—		—	—		—
	49,921	(10)	24,960	—	—	$5.1300	6/8/17	—		—	—		—
	46,666	(8)	93,334	—	—	$5.3400	5/3/18
	—		—	—	—	—	—	219,806	(8)(9)	$718,767	—		—
Steve Schmidt	112,047	(11)	—	—	—	$28.7300	7/24/14	—		—	—		—
	466,667	(6)	—	—	—	$0.8500	3/4/16	—		—	—		—
	133,334	(6)	—	—	—	$1.0625	3/4/16	—		—	—		—
	133,334	(7)	66,666	—	—	$7.7100	3/8/17	—		—	—		—
	133,334	(7)	66,666	—	—	$9.6380	3/8/17	—		—	—		—
	46,666	(8)	93,334	—	—	$5.3400	5/3/18
	—		—	—	—	—	—	219,806	(8)(9)	$718,767	—		—
Elisa D. Garcia	75,000	(6)	—	—	—	$0.8500	3/4/16	—		—	—		—
	112,500	(6)	—	—	—	$1.0625	3/4/16	—		—	—		—
	75,000	(7)	37,500	—	—	$7.7100	3/8/17	—		—	—		—
	75,000	(7)	37,500	—	—	$9.6380	3/8/17	—		—	—		—
	23,644	(10)	11,822	—	—	$5.1300	6/8/17	—		—	—		—
	26,666	(8)	53,334	—	—	$5.3400	5/3/18
	—		—	—	—	—	—	122,996	(8)(9)	$402,197

1.	Represents annual grants of stock options made to Mr. Austrian as part of his compensation for serving on the Board of Directors for prior years.
2.	Mr. Austrian was granted non-qualified stock options to purchase 400,000 shares of common stock of the Company on November 2, 2010 pursuant to and subject to the terms of the Company’s 2007 Long-Term Incentive Plan. Additionally, Mr. Austrian agreed to extend the scheduled vesting date for the unvested stock options to April 30, 2013 when he was named interim Chair and CEO.
3.	In lieu of a sign-on cash bonus and to incentivize future performance, Mr. Austrian was awarded two grants of restricted shares of the Company’s common stock on May 23, 2011. The first grant of 600,000 restricted shares is subject to vesting based on a service requirement, and the second grant of 600,000 restricted shares is subject to vesting based on both service and performance requirements, as further described under the “Summary of Executive Agreements and Potential Payments Upon Termination or Change in Control” section.
4.	Represents two grants of restricted stock awarded on May 7, 2012 under the 2007 Long-Term Incentive Plan. The first grant of 500,000 restricted stock shares is subject to vesting based on a service requirement, and the second grant of 500,000 restricted stock units is subject to vesting based on both performance and service requirements, as further described in the “Summary of Executive Agreements and Potential Payments Upon Termination or Change in Control” section. Under the 2012 service-based only grant, 50% of the 500,000 restricted stock shares vested on December 31, 2012 which is after the Company’s 2012 fiscal year end on December 29, 2012 and the remaining 50% will vest on April 30, 2014. The restricted stock units under the second performance and service-based grant cliff vest on April 30, 2014. The performance component under the second grant was based on a financial metric for the Company’s 2012 fiscal year. Performance attainment was 62%.
5.	Represents stock options granted to Mr. Newman on August 27, 2008 under the 2007 Long-Term Incentive Plan as part of his sign-on with the Company. These options vested in three equal annual installments beginning on the first anniversary of the grant date.
6.	Represents an annual grant of stock options awarded on March 4, 2009 under the 2007 Long-Term Incentive Plan. 50% of the grant consisted of at-the-money options and 50% consisted of premium-priced options. The options vested in three equal annual installments beginning on the first anniversary of the grant date.
7.	Represents an annual grant of stock options awarded on March 8, 2010 under the 2007 Long-Term Incentive Plan. 50% of the grant consisted of at-the-money options and 50% consisted of premium-priced options. The options vest in three equal annual installments beginning on the first anniversary of the grant date.
8.	Represents an annual grant of stock options and restricted stock awarded on May 3, 2011 under the 2007 Long-Term Incentive Plan. 50% of the grant consisted of premium-priced options and 50% consisted of a grant of restricted stock. Both options and restricted stock vest in three equal annual installments beginning on the first anniversary of the grant date.
9.	Represents two grants of restricted stock awarded on March 16, 2012 under the 2007 Long-Term Incentive Plan. The first grant of restricted stock shares is subject to vesting based on a service requirement, and the second grant of restricted stock units is subject to vesting based on both performance and service requirements, as further described in the “Compensation Discussion and Analysis” under the “Review of 2012 Compensation – Long-Term Incentive Program” section. The service component under both awards requires that the shares vest in three equal annual installments beginning on the first anniversary of the grant date. The performance component under the second grant was based on a financial metric for the Company’s 2012 fiscal year. Performance attainment was 46%.
10.	Represents new at-the-money stock options granted in exchange for old out-of-the-money stock options as part of the Offer to Exchange that the Company offered to its employees on June 8, 2010. Because Mr. Peters and Ms. Garcia were not NEOs for 2009, they were able to participate in the exchange. The exchanged options vest pursuant to the terms of the 2007 Long-Term Incentive Plan.
11.	Represents stock options granted to Mr. Schmidt on July 24, 2007 under the 2007 Long-Term Incentive Plan as part of his sign-on with the Company. These awards vested in three equal annual installments beginning on the first anniversary of the grant date.
12.	Market value of unvested restricted stock awards computed by multiplying the number of shares by $3.27, the closing price of the Company’s common stock on the NYSE on December 28, 2012, the last day the NYSE was open during the Company’s 2012 fiscal year, which ended on December 29, 2012.

Option Exercises and Stock Vested in Fiscal Year 2012

	Option Awards		Stock Awards
(a)	(b)	(c)	(d)		(e)
Named Officers	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		(1) Value Realized on Vesting ($)

Michael Newman	—	—	27,777	(2)	$71,109
Kevin Peters	—	—	27,777	(2)	$71,109
Steve Schmidt	—	—	27,777	(2)	$71,109
Elisa D. Garcia	—	—	15,873	(2)	$40,635
Farla Efros	—	—	—		—

1.	Value of Restricted Stock calculated by multiplying the number of shares by the fair market value of the Company’s common stock on the NYSE on the vesting date.
2.	Represents three-year pro rata vesting of restricted stock granted in 2011 under the LTIP.

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

Nonqualified Deferred Compensation

(a)	(b)	(c)	(d)	(e)	(f)
Named Officers	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	(1) Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	(2) Aggregate Balance at Last FYE ($)
Steve Schmidt	—	—	$3,002	—	$27,846

1.	Amounts shown in this column are not otherwise reported as compensation in the last completed fiscal year in the Summary Compensation Table.
2.	In 2008, as permitted under the Internal Revenue Code Section 409A transition rules, participants in the non-qualified deferred compensation plans were provided with the ability to make an election to change the method of distribution of their accounts. Mr. Schmidt made an election in 2008 to change his account distribution method and instead received a full distribution of the account in July 2009. Following the distribution of the account, the remaining account balance reflects the Company matching contributions that may not be withdrawn until at least six months after an NEO terminates service with the Company.

DIRECTOR COMPENSATION

Director Compensation

In October 2010, the Compensation Committee set the 2011 compensation for the outside Directors at an annual targeted economic value (“annual retainer fee”) of $200,000, with $75,000 to be in the form of cash and the remainder in the form of restricted stock, which is fully vested at the time of grant as required under the terms of the 2007 Long-Term Incentive Plan. The restricted stock is granted in a lump sum as soon as administratively practicable following the release of election results from the annual shareholder meeting which is generally held in April. Directors may elect to defer the time of release or payment and/or the form of payment of any shares of restricted stock by converting such stock to restricted stock units based on the stock’s closing price on the date of grant; provided that, they make the election in the prior calendar year. The purpose of this allocation of compensation with the majority of the annual retainer fee payable in restricted stock is to more closely align the compensation of the Directors with the interests of long-term shareholders of the Company. The 2011 annual retainer fee was at the median compensation of the boards of directors of the Company’s Peer Group for fiscal year 2010.

A separate compensation arrangement was established for the three Directors added to the Board in 2009 pursuant to the terms of the Investor Rights Agreement in connection with the Company’s transaction with BC Partners. Because of the Company’s equity held by BC Partners resulting from its securities purchase in 2009, and because the three additional representatives added to the Board are or were employed by BC Partners, the compensation of the BC Partners’ representatives for Board service is paid entirely in cash and paid to BC Partners directly instead of to the individuals. In July 2012, James Rubin, a BC Partners’ Board representative, resigned as a member of the Board. To replace Mr. Rubin, on July 24, 2012, BC Partners nominated, and the Board appointed, Eugene Fife to serve as a director until the next annual meeting of shareholders. Since Mr. Fife is neither a consultant nor employee of BC Partners, BC Partners waived the requirement under the Investor Rights Agreement that Mr. Fife, as one of their Board designees, be a BC Partners employee. Furthermore, since Mr. Fife is not a BC Partners employee, he receives the equity portion of the annual retainer fee paid to our outside Directors.

All cash paid to the outside Directors is payable in equal quarterly installments at the end of each quarter during which the Director served. No deferrals of cash are permitted. The Audit Committee Chair receives additional compensation of $25,000 annually for serving in that role, the Lead Director and the Compensation Committee Chair each receive additional compensation of $20,000 annually for serving in their respective roles, and the Corporate Governance and Nominating Committee Chair receives $15,000 annually for serving as chairs of their respective committees. The additional compensation for services as the Lead Director or as a committee chair must be taken in the form of restricted stock unless the Director elects to convert such restricted stock into restricted stock units under his or her annual election made in the prior year. By granting equity compensation to Directors using restricted stock, long-term interest of the Directors in the Company is achieved without the additional risk that would be created if a stock option grant was used.

In October 2011, the Compensation Committee did not recommend any changes to the Board compensation structure. The equity portion of the 2012 annual retainer fee was granted on May 3, 2012. However, in February 2013, the Compensation Committee recommended, and the Board approved, the following changes in Director compensation: (i) an increase in the annual fee for the Lead Director from $20,000 to $25,000 and (ii) annual fees payable to members of any special committees of the Board that may be formed from time to time and designated as eligible for a payment of fees, of which $25,000 will be payable to the chair of any such special committee, and $15,000 will be payable to the other members of such special committees.

In 2011, the Compensation Committee approved the continued use of the stock ownership guidelines for the Directors, which requires that all Directors, with the exception of the Directors representing BC Partners, own an amount of the Company’s stock equal to one time annual retainer fee (excluding chair retainer fees) to be achieved within three years from the initial date of Board service. In addition, the Compensation Committee approved a restriction on a Director’s right to sell stock during the initial three year period prior to the Director satisfying the required ownership. The restriction requires that the Director retain 50% of net shares (after shares are disposed of to pay for taxes and acquisition).

In October 2012, the Compensation Committee recommended, and the Board approved, a change to the Director’s ownership guidelines, whereby all Directors, with the exception of the Directors representing BC Partners, will be required to own three times the Directors’ annual cash retainer, or $225,000 (excluding chair retainer fees), with such ownership to be achieved within five years from the initial date of Board service. The Committee recommended these changes because they align with best market practices, including the practices of a majority of the Company’s Peer Group, and with management’s ownership guidelines.

As of March 31, 2013, the current holdings for each Director is appropriate under the new guidelines considering the current market value, except for two Directors who have not satisfied the required ownership level and are within their respective five-year time frame for compliance.

Director Legacy Program

A predecessor company, Viking Office Products, Inc., established a director legacy program in 1996. Under this program, any member of the Viking board of directors was permitted to nominate one or more charitable organizations to receive a future charitable contribution from Viking in the amount of $1,000,000. A portion of the gift is made at the time of the Director’s retirement and the remainder is to be paid at the time of the Director’s death. In order to fund these charitable gift payments, Viking took out a life insurance policy on each Director’s life. In 1998, the Company acquired Viking, and now the Company is the owner and beneficiary of the policies. Director participants and their estates have no legal right to the policy or its proceeds. The Company uses all of the proceeds of the life insurance policies to fund the charitable gifts designated by the Director participant. All of the premiums of the life insurance policies have been paid in full and no further premiums are required. There are no additional costs related to the maintenance of this program. Mr. Austrian is the only remaining participant in this program as he is the only remaining Board member who was a member of the board of directors of Viking.

Director Compensation Table for Fiscal Year 2012

(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)
Name	Fees Earned or Paid in Cash ($)	(1)(2)(3) Stock Awards ($)	(4) Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and NQ Deferred Compensation Earnings ($)	All Other Compensation		(5) Total
Justin Bateman	$200,000	$—	—	—	—	$—		$200,000
Thomas Colligan	$75,000	$150,000	—	—	—	$6,000	(7)	$231,000
Marsha Evans	$75,000	$145,000	—	—	—	$5,000	(7)	$225,000
Eugene Fife (6)	$32,813	$93,750				$—		$126,563
Brenda Gaines	$75,000	$125,000	—	—	—	$—		$200,000
Myra Hart (6)	$24,107	$—	—	—	—	$30,000	(7)	$54,107
Scott Hedrick	$75,000	$160,000	—	—	—	$60,000	(7)	$295,000
Kathleen Mason	$75,000	$125,000	—	—	—	$—		$200,000
James Rubin (6)	$113,043	$—	—	—	—	$—		$113,043
Raymond Svider	$200,000	$—	—	—	—	$—		$200,000
Nigel Travis (6)	$62,637	$125,000	—	—	—	$—		$187,637

1.	The dollar amounts in column (c) reflect the aggregate grant date fair value of equity awards granted within the fiscal year in accordance with the FASB Accounting Standards Codification Topic 718 for stock-based compensation. These amounts reflect the total grant date fair value for these awards, and do not correspond to the actual cash value that will be recognized by each of the Directors when received. See Notes A and H of the consolidated financial statements in our Annual Report regarding the underlying assumptions used in the valuation of equity awards.
2.	The “Equity Compensation Paid to Directors for Fiscal Year 2012” table that follows represents the aggregate grant date fair value of awards of restricted stock granted to our Directors under the Company’s LTIP in 2012. Annual awards are calculated by a dollar value that is then translated into restricted stock based on the closing stock price on the date of grant. The per share price of the restricted stock on the grant date of May 7, 2012 was $2.47 for all Directors with the exception of Mr. Fife. Mr. Fife was elected to the Board effective July 24, 2012 and the per share price of the restricted stock on his grant date of August 14, 2012 was $1.60. All restricted stock awards made to Directors were immediately vested.

3.	As of December 29, 2012, there were no outstanding shares of restricted stock held by any Directors. Beginning in 2007, all annual grants of equity to the Directors fully vest at the grant date. As of December 29, 2012, the following Directors held the number of restricted stock units convertible into shares of our common stock set forth beside his or her name: Thomas Colligan 35,129, Marsha Evans 59,439, Scott Hedrick 117,473 and Nigel Travis 50,607. Please see the table “Equity Compensation Paid to Directors for Fiscal Year 2012” that follows for all equity granted in 2012.
4.	As of December 29, 2012, the following Directors held options to purchase the following number of shares of our common stock set forth beside his or her name: Marsha Evans 19,368, Brenda Gaines 104,610, Myra Hart 102,425, Scott Hedrick 59,702, and Kathleen Mason 56,013.
5.	Except for the Directors who are representatives of BC Partners, the Directors receive annual compensation of: (a) $75,000 in cash, and (b) the remainder of the annual retainer fee and chair fees, if applicable, in restricted stock as discussed further in the “Director Compensation” section. The BC Partners Directors received their 2012 compensation entirely in cash.
6.	Ms. Hart is no longer a Director of the Company. Ms. Hart served through to the 2012 Annual Meeting on April 26, 2012 and did not seek re-election to the Board for the following year. Mr. Rubin resigned as a member of the Board on July 24, 2012. Mr. Fife was elected to the Board effective July 24, 2012. Mr. Travis became a member of the Board in March 2012.
7.	“All Other Compensation” includes the incremental cost to the Company of charitable matching contributions made by the Company on behalf of the Directors in the amount of $60,000 for Mr. Hedrick, $30,000 for Ms. Hart, $6,000 for Mr. Colligan, and $5,000 for Ms. Evans.

Equity Compensation Paid to Directors for Fiscal Year 2012

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Directors	Grant Date	Option Awards	(1) Grant Date Fair Value of Option Awards	Stock Awards	(1) Grant Date Fair Value of Stock Awards	Total Value of Equity Awards for 2012
Thomas Colligan	5/7/12	—	—	60,729	$150,000	$150,000
Marsha Evans	5/7/12	—	—	58,704	$145,000	$145,000
Eugene Fife	8/14/12	—	—	58,594	$93,750	$93,750
Brenda Gaines	5/7/12	—	—	50,607	$125,000	$125,000
Scott Hedrick	5/7/12	—	—	64,777	$160,000	$160,000
Kathleen Mason	5/7/12	—	—	50,607	$125,000	$125,000
Nigel Travis	5/7/12	—	—	50,607	$125,000	$125,000

1.	Amounts are determined using the fair market value of the Company’s common stock on the grant date. See footnote 2 in the previous “Director Compensation Table for Fiscal Year 2012” for additional information.

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

Key Definitions

Cause. The following actions constitute “cause” for all respective agreements described in this section. Differences reflect various combinations of the time at which agreements were reached, the level of the position and/or market conditions at the time of the initial hire:

Actions that Constitute “Cause”	Neil Austrian	Michael Newman (2)(3)	Kevin Peters (2)	Steven Schmidt (2)	Elisa D. Garcia (2)	Farla Efros (7) (Former Executive Vice President, Merchandising)
Willful engagement in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Company

Engagement in illegal conduct or gross misconduct in violation of the Company’s Code of Ethical Behavior	X(5)	X	X	X	X(2)(6)	X

Conviction of a felony or willful malfeasance or gross negligence in discharging executive’s duties, resulting in material harm to the Company	X(1)(4)

Willful and material violation of a material provision of the Company’s written policies, including the Company’s Code of Ethical Behavior

Willful and continued failure to perform substantially executive’s duties (other than from incapacity due to physical or mental illness), after written demand for substantial performance by the Board					X(6)

Willful and continued failure to perform substantially executive’s duties (other than from incapacity due to physical or mental illness), after written demand for substantial performance by the CEO					X(6)

Continued failure to perform substantially executive’s duties, after written demand for substantial performance	X(5)	X	X	X	X(2)	X

(1)	As set forth in the Interim Letter Agreement for Neil Austrian dated November 2, 2010.
(2)	As set forth in the Change in Control Agreement dated in December, 2010.
(3)	As set forth in the Retention Agreement for Michael Newman dated November 4, 2010.
(4)	As set forth in the new Letter Agreement for Neil Austrian dated May 23, 2011, these actions are defined as “good cause.”
(5)	As set forth in the Change in Control Agreement for Neil Austrian dated May 23, 2011.
(6)	As set forth in the Retention Agreement for Elisa D. Garcia dated November 2, 2010.
(7)	As set forth in the Change in Control Agreement for Farla Efros dated December 16, 2011.

Good Reason. The following actions constitute “good reason” for all respective agreements described in this section. Differences reflect various combinations of the time at which agreements were reached, the level of the position and/or market conditions at the time of the initial hire:

Actions that Constitute “Good Reason”	Neil Austrian (1)	Michael Newman (2)	Kevin Peters (2)	Steven Schmidt (2)	Elisa D. Garcia (2)	Farla Efros (4) (Former Executive Vice President, Merchandising)

Assignment of duties inconsistent with executive’s position, authority, duties or responsibilities or any other action by the Company that diminishes executive’s position, authority, duties or responsibilities

Failure by the Company to comply with the compensation and benefit provisions of the agreement

Requirement that executive be based at any location not within vicinity of the Company’s headquarters

Purported termination of executive’s employment other than as expressly permitted by the agreement

Material diminution of executive’s authorities, duties or responsibilities	X(3)	X	X	X	X	X

Material failure by the Company to comply with the compensation and benefit provisions in the agreement	X(3)	X	X	X	X	X

Material change in the office or location at which executive is based or requiring executive to travel on company business to a substantially greater extent than required immediately prior to the change in control effective date

	X(3)	X	X	X	X	X

Material failure by the Company to require the Company’s successor to assume and perform the agreement	X(3)	X	X	X	X	X

(1)	The Interim Letter Agreement for Neil Austrian dated November 2, 2010 and the new Letter Agreement for Neil Austrian dated May 23, 2011 do not include a reference to “Good Reason.”
(2)	As set forth in the Change in Control Agreement dated in December, 2010.
(3)	As set forth in the Change in Control Agreement for Neil Austrian dated May 23, 2011.
(4)	As set forth in the Change in Control Agreement for Farla Efros dated December 16, 2011.

Change in Control. The following conditions constitute a “change in control” for all respective agreements described in this section. Differences reflect various combinations of the time at which agreements were reached, the level of the position and/or market conditions at the time of the initial hire:

Actions that Constitute “Change in Control”	Neil Austrian (1)(2)(4)	Michael Newman (2)(3)	Kevin Peters (2)(3)	Steven Schmidt (2)(3)	Elisa D. Garcia(2)(3)	Farla Efros (2)(5) (Former Executive Vice President, Merchandising)

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

	X	X	X	X	X	X

Upon consummation of a merger or consolidation of the Company with any other corporation (subject to certain exceptions)	X	X	X	X	X	X

Upon a sale or disposition by the Company of all or substantially all of the Company’s assets, other than a sale to an exempt person	X	X	X	X	X	X

Upon approval by shareholders of a plan of complete liquidation or dissolution of the Company	X	X	X	X	X	X

(1)	A “change in control” is not referenced in the Interim Letter Agreement with Neil Austrian dated November 2, 2010. A “change in control” is referenced in the new Letter Agreement with Neil Austrian dated May 23, 2011 which refers to the Change in Control Agreement with Mr. Austrian dated May 23, 2011.
(2)	Any sale or transfer by BC Partners or their affiliates of their equity interest in the Company, other than a sale with other shareholders, will be disregarded for purposes of this definition. Any acquisition or continued holding by BC Partners or their affiliates of equity interests shall be disregarded for purposes of the 30% threshold.
(3)	As set forth in the Change in Control Agreement dated in December, 2010.
(4)	As set forth in the Change in Control Agreement dated with Neil Austrian dated May 23, 2011.
(5)	As set forth in the Change in Control Agreement for Farla Efros dated December 16, 2011.

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

Interim Agreement and Non-Qualified Stock Option Award Agreement with Mr. Neil Austrian as Interim Chair and CEO during Fiscal Years 2010 and 2011

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

Agreement with Mr. Neil Austrian as Chair and CEO during Fiscal Year 2011

On May 23, 2011, the Board elected Mr. Austrian to serve as the Company’s Chair and CEO. The Company and Mr. Austrian entered into the an employment agreement which supersedes and replaces Mr. Austrian’s Interim Agreement and sets forth his compensatory arrangements with the Company commencing May 23, 2011 (the “2011 Agreement”).

Under the 2011 Agreement, Mr. Austrian’s annual base salary was $1,100,000 and his annual target bonus (the “Target Bonus”) was set at 140% of his base salary, which Target Bonus was pro-rated from May 23, 2011 until the end of the year for 2011. Mr. Austrian’s eligibility for the Target Bonus was subject to performance targets set by the Board or the Compensation Committee. Under the 2011 Agreement (prior to the amendment to the 2011 Agreement as described below), Mr. Austrian had to achieve separate quarterly performance targets determined by the Board or the Compensation Committee of the Board in good faith consultation with Mr. Austrian. In addition, Mr. Austrian had to be continuously employed with the Company through the last day of the applicable calendar quarter in order to receive the bonus earned for such quarter. For each calendar quarter that Mr. Austrian satisfied the service requirement and the applicable performance targets, he was to be paid the corresponding earned bonus within 2 1/2 months following the end of such calendar quarter during which such portion of the bonus is earned. Unless otherwise determined by the Board or the Compensation Committee, Mr. Austrian’s Target Bonus opportunity under the 2011 Agreement was in lieu of his right to participate in any other annual bonus plan applicable to other Company employees, except that the Board or the Compensation Committee may administer Mr. Austrian’s Target Bonus under the terms of the Company’s 2008 Bonus Plan for Executive Management Employees.

On July 25, 2011, the Company and Mr. Austrian entered into an Amendment to the 2011 Agreement (the “Amendment”) to change his incentive compensation from quarterly targets and payments, if any, to annual targets and payments, if any, with his 2011 performance targets to be the same as the other NEOs. No changes were made to Mr. Austrian’s Target Bonus which remained at 140% of his base salary. The Amendment also provided that for calendar year 2012 and each subsequent calendar year, Mr. Austrian will participate in the Company’s 2008 Bonus Plan for Executive Management Employees pursuant to such plan’s terms and in accordance with performance targets established by the Board or its Compensation Committee.

2010 Options. Pursuant to the Interim Agreement, Mr. Austrian was granted the 2010 Options, pursuant to the 2007 LTIP. As discussed above, under the 2010 Option Agreement, 1/3 of the 2010 Options vested on the grant date of November 2, 2010, and additional 1/3 installments of the 2010 Options had been scheduled to vest on each of the first and second anniversaries of such grant date. The 2011 Agreement modified the terms of the 2010 Options. Under the 2011 Agreement, 100% of the remaining unvested portion of the 2010 Options (i.e., 2/3 of the total grant) will now vest on April 30, 2013. In addition, under the 2011 Agreement, Mr. Austrian agreed that his appointment as Chair and CEO of the Company did not constitute a “Successor CEO Event” under the 2010 Option Agreement (which would have resulted in a partial vesting acceleration of the 2010 Options). All other previously disclosed terms of the 2010 Option Agreement remain the same.

Restricted Stock Grants. Under the 2011 Agreement, in lieu of a sign-on cash bonus and to incentivize future performance, Mr. Austrian was awarded two grants of restricted shares of the Company’s common stock (“Restricted Shares”) on May 23, 2011 (“2011 Grant Date”) pursuant to the 2007 LTIP. The first grant of 600,000 Restricted Shares is subject to vesting based on a service requirement under the 2011 Restricted Stock Award Agreement (Time Vesting) dated May 23, 2011 (“2011 Time Grant”), and the second grant of 600,000 Restricted Shares is subject to vesting based on both service and performance requirements under the 2011 Restricted Stock Award Agreement (Performance Vesting) dated May 23, 2011 (“2011 Performance Grant”), as more fully described below.

2011 Time Grant. Under the 2011 Time Grant, 100% of the 600,000 Restricted Shares will vest on April 30, 2013 if Mr. Austrian is continuously employed by the Company or any subsidiary. If Mr. Austrian’s employment with the Company or any subsidiary terminates voluntarily or involuntarily prior to April 30, 2013, he will forfeit 100% of the 2011 Time Grant upon such termination of employment unless one of the following occurs in which case the Restricted Shares will be accelerated:

(1) upon death or disability;

(2) upon termination without cause (as defined in the 2007 LTIP) from his position as CEO if he is subsequently not re-elected to the Board; or

(3) upon a change in control.

2011 Performance Grant. Under the 2011 Performance Grant, the 600,000 Restricted Shares will vest (in whole or in part) to the extent that the applicable “Performance Condition” and “Service Condition” (each, as defined below) have both been satisfied on or prior to April 30, 2014 (the “Termination Date”).

•

Performance Condition. The “Performance Condition” shall be satisfied: (i) for 300,000 Restricted Shares if the closing trading price of the Company’s Common Stock on the NYSE equals or exceeds $5.50 for 30 consecutive trading days, and (ii) for the additional 300,000 Restricted Shares if the closing trading price of the Company’s Common Stock on the NYSE equals or exceeds $7.00 for 30 consecutive trading days.

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

Benefits. Mr. Austrian is entitled to participate in all of the Company’s benefit plans on the same basis as generally made available to other senior executives of the Company, except for a car allowance, which he has waived.

Termination. The 2011 Agreement may be terminated by either party at any time and for any reason with not less than sixty (60) days notice to the other, and will terminate immediately upon Mr. Austrian’s death or upon termination of his employment by the Company for “good cause” (as defined in the Agreement). The Company may also terminate Mr. Austrian’s employment on less than sixty (60) days notice if Mr. Austrian becomes Disabled (as defined above under the 2011 Time Grant). Upon Mr. Austrian’s voluntary or involuntary termination, the Company shall pay Mr. Austrian only his accrued base salary through such termination together with his then vested benefits pursuant to the Company’s employee benefit plans (including, without limitation, any bonus earned in respect of a previously completed calendar year or other vested benefits that Mr. Austrian is entitled to receive pursuant to the Agreement).

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

Change in Control Agreement with Mr. Austrian Dated May 23, 2011

The Change in Control Agreement between the Company and Mr. Austrian dated May 23, 2011, governs the terms and conditions of Mr. Austrian’s employment with the Company for the one-year period following the date of a change in control (as defined in the agreement). During this period, if the Company terminates Mr. Austrian’s employment other than for cause, death or disability or if Mr. Austrian resigns for good reason (as such terms are defined in the agreement) following the change in control, Mr. Austrian will be eligible to receive:

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

Compensation Arrangements for Mr. Austrian as Chair and CEO during Fiscal Year 2012

On April 26, 2012, the Compensation Committee approved the following changes in compensation for Mr. Austrian with the long-term incentives being granted as of May 7, 2012:

•	a base salary increase to $1,200,000 from $1,100,000, effective January 1, 2012;

•

a service-vested restricted stock grant of 500,000 shares, vesting in two-equal installments. The first tranche of 250,000 shares vested on December 31, 2012. The second tranche of 250,000 shares vests on April 30, 2014, provided that Mr. Austrian continues to be employed as CEO and subject to certain service requirements set forth in the table below;

•

a performance-vested restricted stock unit grant targeted at 500,000 shares (i) if the Company achieves the 2012 EBIT target set by the Board for the 2012 Long-Term Incentive Program; and (ii) (a) Mr. Austrian continues to be employed by the Company as CEO through April 30, 2014, or (b) on or after May 31, 2013 after giving five months notice, he voluntarily resigns as CEO (other than for Good Reason as defined in his award agreement), but continues to serve on the Board. The number of shares received by Mr. Austrian will flex on a linear interpolation scale from a minimum of 250,000 shares up to a maximum of 1,000,000 shares for performance results from “threshold” to “target” and from “target” to “maximum,” respectively; and

•

a performance cash incentive targeted at $2,500,000 on the same vesting terms as the performance-vested restricted stock unit grant set forth above. The amount will flex on a linear interpolation scale from a minimum of $1,250,000 up to a maximum of $5,000,000 for performance results from “threshold” to “target” and from “target” to “maximum,” respectively.

In the event that the Company did not achieve the threshold 2012 EBIT target approved by the Board, the long-term incentive awards would have been forfeited.

The terms and conditions of the long-term incentive awards granted to Mr. Austrian were set forth in the 2012 Restricted Stock Unit and Performance Cash Award Agreement and the 2012 Restricted Stock Award Agreement executed between Mr. Austrian and the Company. In addition, these agreements also provide that in the event Mr. Austrian is no longer employed by the Company or serving as a Board member, the following additional vesting provisions shall apply.

Reason for Termination	Vesting Provisions on the Termination Date
Death/Disability

•         All vesting conditions for service-vested restricted stock will be deemed immediately satisfied and will vest at deemed target level performance.

•         For performance-vested awards, if the termination is prior to January 1, 2013, the full award will vest at deemed target level performance. If the termination occurs on or after January 1, 2013, the award will vest based on actual performance.

Termination Without Cause or Termination for Good Reason

•         Service-vested awards (including earned performance-based awards with additional service vesting conditions) will fully vest.

•         For performance-based awards, the service-based vesting condition will be deemed fully achieved, but vesting will remain subject to actual performance over the full one-year performance period.

Termination For Cause	• All unvested awards will be forfeited.
Voluntary Quit	• All unvested awards will be forfeited.

Change In Control

•         There will be no special treatment for service-vested awards (they would remain eligible for “double-triggered” protection by fully vesting upon a subsequent termination without Cause or termination for Good Reason).

•         For performance-based awards, if the change in control occurs prior to the end of the performance-based period, the awards would vest subject the Committee’s good faith determination that performance conditions were met based on the Company’s performance through the change in control date (unless the Committee determines performance is at less than the deemed “target” level, in which case the Company shall be deemed to have achieved “target” level performance).

Agreements with Michael Newman, Executive Vice President and Chief Financial Officer

The Company’s Executive Vice President and Chief Financial Officer, Michael Newman, is employed pursuant to the terms of an employment offer letter agreement dated August 22, 2008, which was subsequently amended effective December 31, 2008 to bring the agreement into documentary compliance with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). In addition, the agreement was further amended effective April 23, 2010 to recognize the change in Mr. Newman’s target bonus percentage under the annual cash bonus plan from 70% to 75% of his base salary beginning with the 2010 performance period. In April 2012, the Committee approved a subsequent increase in Mr. Newman’s target bonus percentage under the annual cash bonus plan from 75% of his base salary to 85%, effective January 1, 2012, to reflect increases in his responsibilities in 2011 resulting from changes in the Company’s reporting structure and his absorption of some of a former executive’s duties. The Company is also party to a retention agreement with Mr. Newman dated November 4, 2010 and a Change in Control Agreement with Mr. Newman dated December 17, 2010.

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

Retention Agreement with Mr. Newman Dated November 4, 2010

Under the Retention Agreement between the Company and Mr. Newman dated November 4, 2010, Mr. Newman was eligible to earn a retention payment of up to $1,937,500 (the “Retention Payment”), if he remained actively employed until the last day of the retention period which expired on the date the Company filed its Annual Report on Form 10-K for fiscal year 2011, but no later than December 31, 2012 (the “Retention Period”). The Retention Payment was payable to Mr. Newman in two installments:

(i) the first installment of $937,500 vested upon the earlier of the date in 2011 that the Company filed its Form 10-K for the 2010 fiscal year, or December 31, 2011, and was payable to Mr. Newman on the earlier of the thirty (30)-day period after the filing of the Company’s Form 10-K for the 2010 fiscal year or December 31, 2011; and

(ii) the second installment of $1,000,000 vested upon the earlier of the date in 2012 that the Company filed its Form 10-K for the 2011 fiscal year, or December 31, 2012, and was payable to Mr. Newman on the earlier of the thirty (30)-day period after the filing of the Company’s Form 10-K for the 2011 fiscal year or December 31, 2012.

The first payment to Mr. Newman under (i) above was made on May 11, 2011, and the second payment to Mr. Newman under (ii) above was made on March 10, 2012.

If, as a result of Mr. Newman’s misconduct, the Company is required to prepare an accounting restatement due to the Company’s material noncompliance with any financial reporting requirement under the securities laws, the Board may seek recoupment of the Retention Payments.

Change in Control Agreement with Mr. Newman Dated December 17, 2010

The substantive provisions of the Change in Control Agreement between the Company and Mr. Newman dated December 17, 2010 accord with those described above for Mr. Austrian’s Change in Control Agreement dated May 23, 2011.

Agreements with Kevin Peters, President, North America

The Company’s President, North America, Kevin Peters, was employed pursuant to the terms of an employment offer letter agreement, dated September 20, 2007, which was subsequently amended effective December 31, 2008 to bring the agreement into documentary compliance with Code Section 409A. The Company was also a party to a Change in Control Agreement with Mr. Peters dated December 17, 2010.

Employment Offer Letter Agreement with Mr. Peters dated September 20, 2007, As Amended Effective December 31, 2008

Mr. Peters was eligible to receive the following:

•	a base salary of $625,000 per annum, subject to annual review by the Compensation Committee;

•	the right to participate in the Company’s bonus plans and equity plans for senior executive officers; and

•	certain benefits and perquisites.

On April 21, 2010 Mr. Peters was promoted to President, North American Retail Division. Subsequently, on July 17, 2011, Mr. Peters was promoted again to President, North America and became responsible for all of the Company’s North American business, previously managed by two business unit Presidents. In April 2012, the Compensation Committee approved an increase in Mr. Peters’ base salary to $675,000 from $625,000, effective as of April 1, 2012, and an increase in his target bonus percentage to 85% of his annual base salary from 75%, effective as of January 1, 2012, to reflect his increased responsibility.

Mr. Peters’ employment was terminable at will by either Mr. Peters or the Company. If Mr. Peters’ employment was involuntarily terminated by the Company for no fault of his own, then he was eligible to receive:

•	a payment of 18 months of the executive’s annual base salary on the date of termination;

•	a payment of 18 times the Company’s monthly COBRA premium for the type of coverage in effect for executive on the date of termination;

•	a pro-rata target annual bonus for the year of termination; and

•	a target annual bonus for the calendar year prior to the year of termination, if the annual bonus for such year had not yet been paid as of the date of termination.

Mr. Peters’ severance entitlements were conditional upon his execution of a release of claims against the Company and its affiliates, successors and assigns and his compliance with the terms of that release.

On December 31, 2012, Mr. Kevin Peters resigned as the Company’s President, North America, effective January 4, 2013, in order to pursue other professional interests.

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

On July 13, 2011, Mr. Schmidt was appointed as the Company’s new Executive Vice President, Corporate Strategy and New Business Development. Subsequently, on November 14, 2011, Mr. Schmidt was appointed as the Company’s President, International. As such, in April 2012, the Compensation Committee approved an increase in

Mr. Schmidt’s target bonus percentage under the annual cash bonus plan from 75% of his base salary to 85%, effective January 1, 2012, to reflect increases in responsibility. Furthermore, in February 2013, the Compensation Committee also approved an increase in Mr. Schmidt’s salary to $675,000, effective, January 1, 2013, again, to reflect his increased responsibility.

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

In April 2012, the Compensation Committee approved a base salary increase to $500,000 from $440,000 to recognize Ms. Garcia’s performance since joining the Company in 2007, and to address the fact that her salary was below market base salary for an executive in her position and with her level of experience. Ms. Garcia’s employment is terminable at will by either Ms. Garcia or the Company.

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

Retention Agreement with Ms. Garcia Dated November 2, 2010

Under the Retention Agreement between the Company and Ms. Garcia dated November 2, 2010, Ms. Garcia is eligible to earn a retention payment of up to $1,500,000 (the “Retention Payment”), if she remains actively employed until the last day of the retention period which expires on November 1, 2013 (the “Retention Period”). The Retention Payment is payable to Ms. Garcia in three equal installments of $500,000, with the first payment vested on November 1, 2011, the second payment vested on November 1, 2012, and the final payment vests on November 1, 2013 (each, a “Redemption Payment Date” and collectively, the “Retention Payment Dates”) as long as she remains actively employed with the Company until each Redemption Payment Date. The first payment to Ms. Garcia pursuant to the Retention Agreement was made on November 10, 2011, and the second payment was made on November 9, 2012.

If prior to the vesting of the last installment of the Retention Payment, Ms. Garcia’s employment is terminated: (i) by the Company as a result of a termination for cause (as defined in the agreement), or (ii) by Ms. Garcia for any reason, the remaining portion of the Retention Payment which has not yet vested shall be immediately forfeited. If Ms. Garcia’s employment is involuntarily terminated prior to the end of the Retention Period by the Company for any reason other than cause, any such termination shall result in an immediate vesting of the remaining portion of the Retention Payment which has not yet vested. Such Retention Payment shall be payable to Ms. Garcia in addition to any severance benefits that may be payable to her pursuant to the terms in her Offer Letter, as amended, upon separation from employment, or as set forth in any then applicable change in control agreement between Ms. Garcia and the Company. If, as a result of Ms. Garcia’s misconduct, the Company is required to prepare an accounting restatement due to the Company’s material noncompliance with any financial reporting requirement under the securities laws, the Board may seek recoupment of the Retention Payments.

Change in Control Agreement with Ms. Garcia Dated December 17, 2010

The substantive provisions of the Change in Control Agreement between the Company and Ms. Garcia dated December 17, 2010 accord with those described above for Mr. Austrian’s Change in Control Agreement dated May 23, 2011.

Agreements with Farla Efros, Former Executive Vice President, Chief Marketing Officer

The Company’s former Executive Vice President and Chief Marketing Officer was employed pursuant to the terms of an employment offer letter agreement executed on December 16, 2011. The Company was also party to a Change in Control Agreement with Ms. Efros, dated December 16, 2011, which had substantially the same terms and conditions as the provisions of the Mr. Austrian’s Change in Control Agreement dated May 23, 2011. Finally, in connection with her departure from the Company in August 2012, a Separation Agreement was executed by the Company with Ms. Efros on September 25, 2012. Pursuant to her Separation Agreement, Ms. Efros received a severance payment of $1,182,675 on October 3, 2012. The severance payment included: 1) $900,000 which equates to 18 months of annual base salary; 2) $279,231 which represents her 2012 pro-rata corporate bonus calculated at target as of her separation date; and 3) $3,444, which equates to 18 times the difference between the monthly COBRA charge for the type of Company-provided group health plan coverage in effect on her Separation Date and the applicable active employee charge for such coverage.

Employment Offer Letter Agreement with Ms. Efros, executed on December 16, 2011

Ms. Efros was eligible to receive the following:

•	a base salary of $600,000 per annum, subject to annual review by the Compensation Committee;

•	the right to participate in the Company’s bonus plans and equity plans for senior executive officers;

•	a $285,000 sign-on bonus; and

•

certain benefits and perquisites, including the reimbursement of costs associated with lodging, airfare, travel and car rentals incurred by Ms. Efros while she was commuting between the Company’s headquarters and her primary residence in Canada.

Ms. Efros’ employment was terminable at will by either Ms. Efros or the Company. Pursuant to the terms of her Employment Offer Letter Agreement and so reflected in the terms of her Separation Agreement with the Company, upon the termination of Ms. Efros’ employment with the Company for no fault of her own, she became eligible to receive:

•	a payment of 18 months of the executive’s annual base salary on the date of termination;

•

a payment of 18 times the difference between the Company’s monthly COBRA premium for the type of coverage in effect for executive on the date of termination and the applicable active employee monthly premium for such coverage;

•	a pro-rata annual bonus for the year of termination; and

•	a target annual bonus for the calendar year prior to the year of termination, if the annual bonus for such year had not yet been paid as of the date of termination.

In addition, the terms of Ms. Efros’ Separation Agreement included various restrictive covenants that can limit her post-employment activity. These include an 18-month non-competition period that bars employment or engaging in any business for any competitor. Other restrictions include non-solicitation, non-disparagement and non-interference provisions. In addition, non-disclosure provisions protect the Company’s confidential information and work product.

Ms. Efros’ severance entitlements were conditional upon her execution of a release of claims against the Company and its affiliates, and her compliance with the terms of that release.

TABULAR INFORMATION REGARDING POTENTIAL PAYMENTS UPON TERMINATION

OR A CHANGE IN CONTROL

The following tables quantify the potential termination and change in control payment amounts assuming a hypothetical triggering event had occurred under each of the NEO employment agreements, change in control agreements and equity plans as of December 28, 2012. The terms and conditions of the post-employment and change in control provisions for each of the NEOs are described in detail above.

Potential Payments Upon Termination or a Change in Control

Neil Austrian

	Termination Resulting from Death	Termination Resulting from Disability	(1)Termination Resulting from Retirement	Termination for Cause	Involuntary Termination or Resignation w/ Good Reason Prior To Change in Control (w/o Cause)	Involuntary Termination or Resignation w/ Good Reason Upon or After Change in Control (w/o Cause)		Termination for All Other Reasons (Voluntary)	Change in Control without Termination
	(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)

Bonus	$—	$—	$—	$—	$—	$—		$—	$1,267,200	(2)
Benefits	$—	$—	$—	$—	$—			$—	$
Outplacement						$30,000	(7)	$—
Long-Term Incentive or Performance Plan
2012 Restricted Stock (3)	$3,270,000	$3,270,000	$—	$—	$2,648,700	$3,270,000		$—	$—
2011 Restricted Stock (4)	$1,962,000	$1,962,000			$1,962,000	$3,924,000		$—	$3,924,000
Performance Cash	$2,500,000	$2,500,000	$—	$—	$1,550,000	$2,500,000		$—
Cash Severance (5)	$—	$—	$—	$—	$—	$8,176,019	(6)	$—	$—
Total for Mr. Austrian	$7,732,000	$7,732,000	$—	$—	$6,160,700	$17,900,019		$—	$5,191,200

(1)	Retirement is generally treated as a voluntary termination for all programs and agreements except the 2007 Long-Term Incentive Plan (“2007 LTIP”). Mr. Austrian’s 2011 Time Grant and 2011 Performance Grant incorporate the restricted stock vesting provisions of the Agreement, which supersede the vesting provisions of the 2007 LTIP. In addition, for Mr. Austrian’s 2012 Time Grant and 2012 Performance Grant, the provision of the 2007 LTIP with respect to accelerated vesting in the event of retirement does not apply.
(2)	Reflects a payment under Mr. Austrian’s Change in Control Agreement at earned rate.
(3)	Mr. Austrian’s 2012 Time Grant and 2012 Performance Grant incorporate the restricted stock vesting provisions of the 2012 Agreement, which supersede the vesting provisions of the 2007 LTIP under which his restricted stock was granted. A description of the vesting provisions under the 2012 Agreement is included earlier in the “Agreement with Mr. Neil Austrian as Chair and Chief Executive Officer” section. Amounts shown reflect the value of all unvested restricted stock under the 2012 Time Grant and the unvested Target Share Award under the 2012 Performance Grant based on the closing price of the Company’s stock on December 28, 2012.

(4)	Mr. Austrian’s 2011 Time Grant and 2011 Performance Grant incorporate the restricted stock vesting provisions of the Agreement, which supersede the vesting provisions of the 2007 Long-Term Incentive Plan under which his restricted stock was granted. A description of the vesting provisions under the Agreement are included in the “Agreement with Mr. Neil Austrian as Chair and CEO during Fiscal Year 2011” section in the 2012 Proxy Statement. Amounts shown reflect the value of all unvested restricted stock under the 2011 Time Grant based on the closing price of the Company’s stock on December 28, 2012. The amounts shown also assume that Mr. Austrian does not remain a director of the Company.
(5)	Mr. Austrian’s Agreement does not provide cash severance upon termination other than a termination for a change in control.
(6)	Reflects a payment under Mr. Austrian’s Change in Control Agreement dated May 23, 2011 equal to the sum of: (i) two times the sum of: Mr. Austrian’s base salary in effect on December 28, 2012 and Mr. Austrian’s 2012 target bonus, (ii) Mr. Austrian’s annualized pro-rated 2012 target bonus, (iii) the product of 18 and the monthly COBRA premium on December 28, 2012 for the type of group health plan coverage in effect for Mr. Austrian on December 28, 2012. Under Mr. Austrian’s Change in Control Agreement, if his termination is due to death or disability after a change in control, Mr. Austrian is entitled to his pro-rated 2012 target bonus, which is $1,920,000. In the event of a change in control and a termination of Mr. Austrian’s employment, the total payments for Mr. Austrian under the foregoing arrangement equal $17,900,019. However, these payments are subject to reduction if the parachute amounts associated with the payments under section 280G of the Code equal or exceed three times Mr. Newman’s average taxable compensation received from the Company for the five-year period ending December 31, 2012, and if he would receive more on an after tax basis by reducing the payments than he would receive by getting all the payments and paying the 20% excise tax imposed by section 4999 of the Code. Under the provisions, the cash severance portion of his payments would be reduced by the minimum amount necessary to bring the total of all the payments to a level where the 20% excise tax is not triggered. However, for Mr. Austrian, he would receive more on an after tax basis if he receives the entire payment and is subjected to the 20% excise tax. Thus, there would be no reduction in the cash severance. In the situation where there is a change in control, but no termination of employment, the bonus payable to Mr. Austrian under the terms of his Change in Control Agreement would be reduced under these provisions. The amount of the reduction in the bonus payable would be $720,868 and and after this reduction the total payments to Mr. Austrian would be $4,470,332.
(7)	Reflects the value of a 24-month outplacement services package under Mr. Austrian’s Change in Control Agreement.

Steve Schmidt

	Termination Resulting from Death	Termination Resulting from Disability	(1)Termination Resulting from Retirement	Termination for Cause	Involuntary Termination or Resignation w/ Good Reason Prior To Change in Control (w/o Cause)		Involuntary Termination or Resignation w/ Good Reason Upon or After Change in Control (w/o Cause)		Termination for All Other Reasons (Voluntary)	Change in Control without Termination
	(a)	(b)	(c)	(d)	(e)		(f)		(g)	(h)

Bonus	$—	$—	$—	$—	$—		$—		$—	$468,750	(6)
Benefits
Outplacement Services	$—	$—	$—	$—	$—		$30,000	(7)	$—	$—
Long-Term Incentive or Performance Plan
2012 Restricted Stock (2)	$537,098	$537,098	$—	$—	$—		$537,098		$—	$537,098
2011 Restricted Stock (3)	$181,668	$181,668	$—	$—	$—		$181,668		$—	$181,668
Cash Severance	$—	$—	$—	$—	$1,484,629	(4)	$2,890,829	(5)	$—	$—
Total for Mr. Schmidt	$718,766	$718,766	$—	$—	$1,484,629		$3,639,595		$—	$1,187,516

(1)	Retirement is generally treated as a voluntary termination for all programs and agreements except the 2007 Long-Term Incentive Plan (“2007 LTIP”).

(2)	In 2012, Mr. Schmidt was granted restricted stock shares and performance restricted stock units (the “2012 Restricted Stock Grant”) under the 2007 LTIP. Certain vesting provisions of the 2012 Restricted Stock Grant supersede the corresponding vesting provisions of the 2007 LTIP. A description of the vesting of these shares is further discussed in the “2012 Long-Term Incentive Program” section. Amounts reflect the value of the unvested 2012 Restricted Stock based on the closing price of the Company’s stock on December 28, 2012.
(3)	A description of the vesting provisions for restricted stock granted in 2011 under the 2007 LTIP are included later in the “2007 Long-Term Incentive Plan Vesting” section. Reflects the value of all unvested restricted stock granted in 2011 based on the closing price of the Company’s stock on December 28, 2012.
(4)	Reflects a payment under Mr. Schmidt’s Employment Offer Letter dated July 10, 2007, as amended December 31, 2008, equal to the sum of: (i) 1.5 times his base salary in effect on December 28, 2012, (ii) his 2012 pro-rata target bonus, and (iii) the product of 18 and the monthly COBRA premium on December 28, 2012 for the type of group health plan coverage in effect for Mr. Schmidt on December 28, 2012.
(5)	Reflects a payment under Mr. Schmidt’s Change in Control Agreement dated December 16, 2010 equal to the sum of: (i) two times the sum of: Mr. Schmidt’s base salary (including car allowance) in effect on December 28, 2012 and Mr. Schmidt’s 2012 target bonus, (ii) Mr. Schmidt’s pro-rated 2012 target bonus, (iii) the product of 18 and the monthly COBRA premium on December 28, 2012 for the type of group health plan coverage in effect for Mr. Schmidt on December 28, 2012. Under Mr. Schmidt’s Change in Control Agreement, if his termination is due to death or disability after the change in control, Mr. Schmidt is entitled to his pro-rated 2012 target bonus, which is $531,250.
(6)	Reflects a payment under Mr. Schmidt’s Change in Control Agreement equal to his highest annual bonus earned under the bonus plan with respect to the 2009, 2010 and 2011 fiscal years; provided that, he was employed by the Company at the end of the 2012 fiscal year. Mr. Schmidt’s highest bonus was earned under the bonus plan during the 2009 fiscal year.
(7)	Reflects the value of a 24-month outplacement services package under Mr. Schmidt’s Change in Control Agreement.

Mike Newman

	Termination Resulting from Death	Termination Resulting from Disability	(1)Termination Resulting from Retirement	Termination for Cause	Involuntary Termination or Resignation w/ Good Reason Prior To Change in Control (w/o Cause)		Involuntary Termination or Resignation w/ Good Reason Upon or After Change in Control (w/o Cause)		Termination for All Other Reasons (Voluntary)	Change in Control without Termination
	(a)	(b)	(c)	(d)	(e)		(f)		(g)	(h)

Bonus	$—	$—	$—	$—	$—		$—		$—	$468,750	(6)
Benefits
Outplacement Services	$—	$—	$—	$—	$—		$30,000	(7)	$—	$—
Long-Term Incentive or Performance Plan
2012 Restricted Stock (2)	$477,420	$477,420	$—	$—	$—		$477,420		$—	$477,420
2011 Restricted Stock (3)	$181,668	$181,668					$181,668			$181,668
Cash Severance	$—	$—	$—	$—	$1,297,787	(4)	$2,890,829	(5)	$—	$—
Total for Mr. Newman	$659,088	$659,088	$—	$—	$1,297,787		$3,579,917		$—	$1,127,838

(1)	Retirement is generally treated as a voluntary termination for all programs and agreements except the 2007 Long-Term Incentive Plan (“2007 LTIP”).
(2)	In 2012, Mr. Newman was granted restricted stock shares and performance restricted stock units (the “2012 Restricted Stock Grant”) under the 2007 LTIP. Certain vesting provisions of the 2012 Restricted Stock Grant supersede the corresponding vesting provisions of the 2007 LTIP. A description of the vesting of these shares is further discussed in the “2012 Long-Term Incentive Program” section. Amounts reflect the value of the unvested 2012 Restricted Stock based on the closing price of the Company’s stock on December 28, 2012.

(3)	A description of the vesting provisions for restricted stock granted in 2011 under the 2007 LTIP are included later in the “2007 Long-Term Incentive Plan Vesting” section. Reflects the value of all unvested restricted stock granted in 2011 based on the closing price of the Company’s stock on December 28, 2012.
(4)	Reflects a payment under Mr. Newman’s Employment Offer Letter dated August 22, 2008, as amended December 31, 2008 and April 24, 2010, equal to the sum of: (i) 1.5 times his base salary in effect on December 28, 2012, (ii) his 2012 pro-rata bonus at the earned rate, and (iii) the product of 18 and the difference between the monthly COBRA premium on December 28, 2012 for the type of group health plan coverage in effect for Mr. Newman on December 28, 2012 and the active employee charge for such coverage.
(5)	Reflects a payment under Mr. Newman’s Change in Control Agreement dated December 17, 2010 (“Change in Control Agreement”) equal to the sum of: (i) two times the sum of: Mr. Newman’s base salary (including car allowance) in effect on December 28, 2012 and Mr. Newman’s 2012 target bonus, (ii) Mr. Newman’s pro-rated 2012 target bonus, (iii) the product of 18 and the monthly COBRA premium on December 28, 2012 for the type of group health plan coverage in effect for Mr. Newman on December 28, 2012. Under Mr. Newman’s Change in Control Agreement, if his termination is due to death or disability after a change in control, Mr. Newman is entitled to his pro-rated 2012 target bonus, which is $531,250.
(6)	Reflects a payment under Mr. Newman’s Change in Control Agreement equal to his highest annual bonus earned under the bonus plan with respect to the 2009, 2010 and 2011 fiscal years; provided that, he was employed by the Company at the end of the 2012 fiscal year. Mr. Newman’s highest bonus was earned under the bonus plan during the 2010 fiscal year.
(7)	Reflects the value of a 24-month outplacement services package under Mr. Newman’s Change in Control Agreement.

Elisa Garcia

	Termination Resulting from Death	Termination Resulting from Disability	(1)Termination Resulting from Retirement	Termination for Cause	Involuntary Termination or Resignation w/ Good Reason Prior To Change in Control (w/o Cause)		Involuntary Termination or Resignation w/ Good Reason Upon or After Change in Control (w/o Cause)		Termination for All Other Reasons (Voluntary)	Change in Control without Termination
	(a)	(b)	(c)	(d)	(e)		(f)		(g)	(h)

Bonus	$—	$—	$—	$—	$—		$—		$—	$308,000	(6)
Benefits
Outplacement Services	$—	$—	$—	$—	$—		$30,000	(7)	$—	$—
Long-Term Incentive or Performance Plan
2012 Restricted Stock (2)	$298,388	$298,388	$—	$—	$—		$298,388		$—	$298,388
2011 Restricted Stock (3)	$103,809	$103,809	$—	$—	$—		$103,809		$—	$103,809
Cash Severance	$—	$—	$—	$—	$1,494,501	(4)	$2,603,498	(5)	$—	$—
Total for Ms. Garcia	$402,197	$402,197	$—	$—	$1,494,501		$3,035,695		$—	$710,197

(1)	Retirement is generally treated as a voluntary termination for all programs and agreements except the 2007 Long-Term Incentive Plan (“2007 LTIP”).
(2)	In 2012, Ms. Garcia was granted restricted stock shares and performance restricted stock units (the “2012 Restricted Stock Grant”) under the 2007 LTIP. Certain vesting provisions of the 2012 Restricted Stock Grant supersede the corresponding vesting provisions of the 2007 LTIP. A description of the vesting of these shares is further discussed in the “2012 Long-Term Incentive Program” section. Amounts reflect the value of the unvested 2012 Restricted Stock based on the closing price of the Company’s stock on December 28, 2012.
(3)	A description of the vesting provisions for restricted stock granted in 2011 under the 2007 LTIP are included later in the “2007 Long-Term Incentive Plan Vesting” section. Reflects the value of all unvested restricted stock granted in 2011 based on the closing price of the Company’s stock on December 28, 2012.

(4)	Reflects a payment under Ms. Garcia’s Employment Offer Letter dated May 15, 2007, as amended December 31, 2008, equal to the sum of: (i) 1.5 times her base salary in effect on December 28, 2012, (ii) her 2012 pro-rata bonus at the earned rate, and (iii) the product of 18 and the difference between the monthly COBRA premium on December 28, 2012 for the type of group health plan coverage in effect for Ms. Garcia on December 28, 2012 and the active employee charge for such coverage. In addition, under Ms. Garcia’s Retention Agreement dated November 2, 2010, she is entitled to a special retention payment of $500,000.
(5)	Reflects a payment under Ms. Garcia’s Change in Control Agreement dated December 17, 2010 equal to the sum of: (i) two times the sum of: Ms. Garcia’s base salary (including car allowance) in effect on December 28, 2012 and Ms. Garcia’s 2012 target bonus, (ii) Ms. Garcia’s pro-rated 2012 target bonus, (iii) the product of 18 and the monthly COBRA premium on December 28, 2012 for the type of group health plan coverage in effect for Ms. Garcia on December 28, 2012. In addition, under Ms. Garcia’s Retention Agreement, she is entitled to a special retention payment of $500,000. Under Ms. Garcia’s Change in Control Agreement, if her termination is due to death or disability after the change in control, Ms. Garcia is entitled to her pro-rated 2012 target bonus, which is $350,000.
(6)	Reflects a payment under Ms. Garcia’s Change in Control Agreement equal to her highest annual bonus earned under the bonus plan with respect to the 2009, 2010 and 2011 fiscal years; provided that, she was employed by the Company at the end of the 2012 fiscal year. Ms. Garcia’s highest bonus was earned under the bonus plan during the 2009 fiscal year.
(7)	Reflects the value of a 24-month outplacement services package under Ms. Garcia’s Change in Control Agreement.

The following table quantifies the termination payment amounts to Ms. Efros based on her triggering event which occurred as of August 29, 2012.

Farla Efros

(1)Involuntary Termination or Resignation w/ Good Reason Prior To Change in Control (w/o Cause)

Bonus (2)	$279,231
Benefits (3)	$3,444
Cash Severance (4)	$900,000
Total for Ms. Efros	$1,182,675

(1)	In August 2012, Ms. Efros terminated her employment and, pursuant to a Separation Agreement with the Company dated September 25, 2012, received a total severance payment of $1,182,675.
(2)	Represents a payment equal to Ms. Efros’ prorated 2012 Corporate Bonus at target pursuant to the terms of her Separation Agreement.
(3)	Represents the payment of COBRA pursuant to the terms of Ms. Efros’ Separation Agreement.
(4)	Under Ms. Efros’ Separation Agreement, she is eligible to receive a payment equal to 1.5 times the sum of her base salary in effect on August 29, 2012.

2007 Long Term Incentive Plan Vesting

Under the terms of the 2007 Long-Term Incentive Plan (“2007 LTIP”), upon termination from employment with the Company, an NEO’s stock options will vest and be exercisable as follows:

•

If an NEO involuntarily terminates employment with the Company for any reason other than death, Disability, or Cause (as each is defined in the 2007 LTIP), or if an NEO voluntarily terminates employment with the Company after completing at least five (5) years of service with the Company, the NEO’s unvested stock options will be immediately forfeited.

•

the NEO’s vested stock options shall remain exercisable until the earlier of: eighteen (18) months (twelve (12) months for new grants made on or after April 21, 2011) following the NEO’s separation date, or the expiration date of the options.

•

An NEO’s stock options will fully vest upon termination from the Company as a result of death or Disability and shall remain exercisable until the earlier of: twenty-four (24) months following the NEO’s separation date, or the expiration of the options.

•

An NEO’s stock options will fully vest upon termination from the Company as a result of Retirement (i.e., age 60 with 5 years of service with the Company) and shall remain exercisable until the earlier of: ninety (90) days following the NEO’s separation date, or the expiration of the options.

•	All of an NEO’s stock options, including any stock options which were previously vested, will be immediately forfeited if the NEO is terminated by the Company for Cause.

•

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

•

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

•

An NEO’s restricted stock that contains performance conditions as a requirement for vesting shall vest: (i) pro-rata at target based on the amount of time that has elapsed from the beginning of the performance cycle through the NEO’s date of death, Disability, or Retirement, and (ii) in full at target as of a Change in Control.

•

If an NEO is involuntarily terminated by the Company for Cause or if the NEO’s termination from employment does not satisfy one of the circumstances described above, all of the NEO’s restricted stock will be automatically forfeited as of the date of termination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The table below summarizes the status of our equity compensation plans at December 29, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	12,578,071	$5.25	25,138,527
Equity compensation plans not approved by security holders	—	—	—

Total	12,578,071	$5.25	25,138,527

STOCK OWNERSHIP INFORMATION

Our Largest Shareholders; Ownership by Our Directors and Executive Officers

We have provided a stock ownership table below that contains certain information about shareholders whom we believe are the “beneficial” owners of more than five percent (5%) of our outstanding common stock, as well as information regarding stock ownership by our Directors, NEOs and our Directors and Executive Officers as a group as of March 31, 2013 , unless otherwise indicated. Except as described below, we know of no person that beneficially owns more than 5% of our outstanding common stock, based solely upon filings made with the SEC.

Except as otherwise noted below, each person or entity named in the following table has the sole voting and investment power with respect to all shares of our common stock that he, she or it beneficially owns.

Name of Beneficial Owner	Beneficial Ownership (1)	Percent of Class (Less than 1% not shown) (2)
BC Partners Holdings, Ltd. and related entities: (3)
PO Box 225, Heritage Hall, Le Marchant Street
St. Peter Port, Guernsey, GY1 4HY, Channel Islands
CIE Management II Limited
PO Box 225, Heritage Hall, Le Marchant Street
St. Peter Port, Guernsey, GY1 4HY, Channel Islands
LMBO Europe SAS
58-60 Avenue Kleber, Paris, France 75116	81,354,536	22.14%

Starboard Value L. P. and related entities (4)

830 Third Avenue, 3rd Floor, New York, NY 10022	42,278,000	14.78%

Blackrock, Inc. (5)
40 East 52nd Street, New York, NY 10022	21,590,947	7.55%

The Vanguard Group (6)
100 Vanguard Boulevard, Malvern, PA 19355	15,725,125	5.50%

Board of Directors and NEOs (7)
Neil R. Austrian, Chair and CEO	2,676,673
Justin Bateman	0
Thomas J. Colligan	75,729
Marsha J. Evans	106,460
Eugene V. Fife	58,594
Brenda Gaines	213,246
W. Scott Hedrick	226,387
Kathleen Mason	165,561
Raymond Svider	0
Nigel Travis	35,000

Total of Board of Directors	3,557,650
(Our NEOs, other than the CEO)
Elisa D. Garcia, Executive Vice President and General Counsel	905,695
Kevin Peters, Former President, North America (8)	612,324
Michael D. Newman, Executive Vice President and CFO	1,694,774
Steven M. Schmidt, President, International	1,925,696
Directors and Executive Officers as a Group (17 Persons in Total)	9,746,398	3.41%

(1)

Includes shares of common stock subject to options exercisable within 60 days of March 31, 2013, if applicable, even though a considerable number of the options are underwater. See “Options Exercisable within 60 days of March 31, 2013” table below for detail. Also included are unvested shares of restricted stock, as to which the holder has voting rights.

(2)

Except for BC Partners Holdings, Ltd. and related entities (including CIE Management II Limited and LMBO Europe SAS), applicable percentage of ownership for all shareholders listed in the table above is based on 286,084,034 shares of common stock outstanding as of March 31, 2013. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares issuable upon the exercise of options that are exercisable within 60 days of March 31, 2013, are not deemed outstanding for purposes of computing the percentage of ownership of any other person. Applicable percentage of ownership for BC Partners Holdings, Ltd. (including CIE Management II Limited and LMBO Europe SAS) is based on 367,438,570 shares of common stock outstanding, which includes the as-converted number of common shares underlying the shares of Series A Preferred and Series B Preferred owned by these entities, which are now convertible into common stock.

(3)

The information regarding CIE Management II Limited, which we refer to as CIE, and LMBO Europe SAS, which we refer to as LMBO was derived from a Schedule 13D/A filed on February 21, 2013, jointly by: (i) BC European Capital VIII-1 to 12 (inclusive), BC European Capital VIII-14 to 34 and BC European Capital VIII-37 (inclusive), each a United Kingdom limited partnership (collectively, the “CIE Investors”), (ii) BC European Capital VIII-35 SC, BC European Capital VIII-36 SC, BC European Capital VIII-38 SC and BC European Capital VIII-39 SC, each a Société Civiles organized under the laws of France (the “LMBO Investors” and, together with the CIE Investors, the “Investors”), (iii) LMBO and (iv) CIE. CIE is the general partner of, and has investment control over the shares held by, each of the CIE Investors, and LMBO is Gérant as to, and has investment control over the shares held by, each of the LMBO Investors. BC Partners Holdings Limited, a limited corporation organized under the laws of Guernsey, Channel Islands (“BCHL”), is the controlling entity of each of (i) CIE; and (ii) LMBO. CIE, LMBO and BCHL are each managed by separate boards of directors. A list of the directors of CIE, LMBO and BCHL is provided on Schedules I, II and III to the Schedule 13D/A filed on February 21, 2013, and none of those directors have beneficial ownership of the share held by the Investors. Since CIE, LMBO and BCHL are managed by boards of directors, no individuals have ultimate voting or investment control (as determined by Rule 13d-3) over the shares that may be deemed beneficially owned by CIE and LMBO. We have no further information or knowledge about CIE, LMBO or BCHL. The Investors, CIE and LMBO may be deemed to be a “group” (within the meaning of Section 13(d)(3) of the Securities Exchange Act) and, as such, may be deemed to be beneficial owners of (y) 274,596 shares of 10% Series A Redeemable Convertible Participating Perpetual Preferred Stock, par value $0.01 per share, and (z) 75,404 shares of 10% Series B Redeemable Conditional Convertible Participating Perpetual Preferred Stock, par value $0.01 per share, of Office Depot, Inc. Each Investor, however, disclaims beneficial ownership with respect to the shares owned by each of the other Investors, CIE and LMBO. None of the Investors own any shares of common stock over which it has sole voting, disposition or investment power. The figures in the table set forth the number of shares of common stock, on an as-converted basis, owned of record and beneficially owned by the funds including the as-converted underlying shares of Series A Preferred and Series B Preferred owned by the funds, which are now convertible into common stock.
(4)

The information regarding Starboard Value LP and related entities was derived from a Schedule 13D/A filed on March 20, 2013, jointly by: Starboard Value and Opportunity Master Fund Ltd, a Cayman Islands exempted company (“Starboard V&O Fund”); Starboard Value and Opportunity S LLC, a Delaware limited liability company (“Starboard LLC”); Starboard Value LP (“Starboard Value LP”), as the investment manager of Starboard V&O Fund and of certain managed accounts (the “Starboard Value LP Accounts”) and the manager of Starboard LLC; Starboard Value GP LLC (“Starboard Value GP”), as the general partner of Starboard Value LP; Starboard Principal Co LP (“Principal Co”), as a member of Starboard Value GP; Starboard Principal Co GP LLC (“Principal GP”), as the general partner of Principal Co; Jeffrey C. Smith, as a member of Principal GP and as a member of each of the Management Committee of Starboard Value GP and the Management Committee of Principal GP; Mark R. Mitchell, as a member of Principal GP and as a member of each of the Management Committee of Starboard Value GP and the Management Committee of Principal GP; Peter A. Feld, as a member of Principal GP and as a member of each of the Management Committee of Starboard Value GP and the Management Committee of Principal GP; T-S Capital Partners, LLC, a California limited liability company (“T-S Capital”), with respect to the shares directly owned by it; Robert Telles, as a managing member of T-S Capital; David N. Siegel, as a managing member of T-S Capital; Joseph S. Vassalluzzo; Robert L. Nardelli; James P. Fogarty and Cynthia T. Jamison (collectively, the “Reporting Persons”). The “Reporting Persons” may be deemed to be a “group” (within the meaning of Section 13(d)(3) of the Securities Exchange Act) and, as such, may be deemed to be beneficial owners of 42,278,000 shares. Each Reporting Person, however, disclaims beneficial ownership with respect to the shares owned by each of the other Reporting Persons except to the extent of his or its pecuniary interest therein.

(5)

The information regarding BlackRock, Inc. is reported as of December 31, 2012, and was derived from a Schedule 13G/A filed on February 8, 2013, that reported sole voting power over 21,590,947 shares, shared voting power over 0 shares, shared dispositive power over 0 shares and sole dispositive power over 21,590,947 shares.

(6)

The information regarding The Vanguard Group is reported as of December 31, 2012, and was derived from a Schedule 13G filed on February 13, 2013, that reported sole voting power over 433,476 shares, shared voting power over 0 shares, shared dispositive power over 414,676 shares and sole dispositive power over 15,310,449 shares.

(7)

The address for all Directors and NEOs is c/o Office Depot, Inc., 6600 North Military Trail, Boca Raton, Florida 33496. In addition to the information reported in this table, the following Directors hold the number of restricted stock units convertible into shares of our common stock set forth beside his or her name: Thomas Colligan 35,129, Marsha Evans 59,439, Scott Hedrick 117,473 and Nigel Travis 50,607. The shares of common stock underlying these restricted stock units will not be distributed to the Directors until some period of time after their separation from the Company as Directors, pursuant to the terms of their respective Restricted Stock Unit Award Agreements. Until such distribution, these Directors neither have the right to vote, nor the right to dispose of, these restricted stock units.

(8)	The ownership information regarding stock ownership of Mr. Peters is as of January 4, 2013, his last date of employment with the Company.

Options Exercisable within 60 Days of March 31, 2013

The number of options that are or will be exercisable within 60 days of March 31, 2013, for each applicable person named in the table above and for our Executive Officers and Directors as a group is as follows:

Neil R. Austrian	490,391	Justin Bateman	0
Thomas Colligan	0	Marsha J. Evans	19,368
Eugene V. Fife	0	Brenda J. Gaines	81,499
W. Scott Hedrick	36,591	Kathleen Mason	56,013
Raymond Svider	0	Nigel Travis	0
Steven M. Schmidt	1,205,381	Michael D. Newman	1,197,210
Kevin Peters	363,252	Elisa D. Garcia C.	489,477
All Executive Officers and Directors as a Group (17 Persons)	4,141,695

Underwater Options

Based on the closing price of our common stock on March 31, 2013, the following number of options that are or will be exercisable within 60 days of March 31, 2013, for each applicable person named in the table above are out of the money (i.e. underwater):

Neil R. Austrian	451,655	Justin Bateman	0
Thomas Colligan	0	Marsha J. Evans	0
Eugene V. Fife	0	Brenda J. Gaines	81,499
W. Scott Hedrick	36,591	Kathleen Mason	20,335
Raymond Svider	0	Nigel Travis	0
Steven M. Schmidt	605,380	Michael D. Newman	897,210
Kevin Peters	363,252	Elisa D. Garcia C.	301,977

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions Policy

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

No Related Person transaction shall be approved or ratified if such transaction is contrary to the best interests of the Company. Unless different terms are specifically approved or ratified by the Corporate Governance and Nominating Committee, any approved or ratified transaction must be on terms that are no less favorable to the Company than would be obtained in a similar transaction with an unaffiliated third party under the same or similar circumstances. All related person transactions or series of similar transactions must be presented to the Corporate Governance and Nominating Committee for review and pre-approval or ratification. During fiscal 2012, all of the transactions described in this section that were subject to the Company’s policies and procedures were reviewed and approved or ratified by the Corporate Governance and Nominating Committee and the Board of Directors. A copy of the Policy is available for review on the Company’s web site at www.officedepot.com under the headings “Company Information/Investor Relations/Corporate Governance.”

On an annual basis, each Director and Executive Officer is required to complete a questionnaire which requires disclosure of any Related Person transaction. The Corporate Governance and Nominating Committee reviews any transaction disclosed.

From time to time, the Company may engage in purchase and sale transactions for office products with BC Partners or its portfolio companies. These transactions are conducted on an arms-length basis and are not material to BC Partners.

Director Independence

The Board of Directors believes in strong and independent Directors. The Board of Directors evaluates the independence of each nominee for election as a Director of our Company in accordance with the Corporate Governance Guidelines, which incorporate the applicable listing standards of the NYSE. The Corporate Governance Guidelines require that a majority of our Board of Directors must be “Independent” within the meaning of the NYSE’s listing standards (“Independent Directors”), and all Directors who sit on our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, must also be Independent Directors.

All members of our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee have been determined by our Board of Directors to be Independent Directors. Our Board of Directors has reviewed the various relationships between members of our Board of Directors and the Company and has affirmatively determined that none of our Directors has a material relationship with the Company that would impair independence from management, other than Mr. Austrian, who serves as Chair and CEO. Our Board of Directors has also determined that Messrs. Bateman and Svider are affiliates of the Company due to BC Partners’ stock ownership of the Company. The Board of Directors concluded that a relationship with a shareholder of the Company in and of itself does not impair Messrs. Bateman and Svider’s independent judgment in connection with their duties and responsibilities as Directors of the Company. The Board also determined that Mr. Colligan, who serves as a Director of an entity that sells products to the Company, is independent.

As a result, all members of our Board of Directors other than Mr. Austrian, due to his CEO position, have been determined to be Independent Directors. This determination by our Board of Directors is based upon an individual evaluation of each of our Directors, his or her employment or Board of Directors affiliations, and a determination that the Independent Director has no business relationship with our Company other than his or her service on our Board of Directors. None of our Directors serves as an executive officer of a charitable organization to which we made contributions during 2012.

Item 14. Principal Accountant Fees and Services.

Audit & Other Fees

The fees for our independent registered public accounting firm for professional services rendered in connection with (i) the audit of our annual financial statements as set forth in our Annual Report on Form 10-K for the fiscal years ended December 31, 2011 and December 29, 2012, (ii) the review of our quarterly financial statements as set forth in our Quarterly Reports on Form 10-Q for each of our fiscal quarters during 2011 and 2012, and (iii) the audit of our internal control over financial reporting with the objective of obtaining reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects, as well as fees paid to our independent registered public accounting firm for audit-related work, tax compliance, tax planning and other consulting services are set forth below. The audit committee approved 100% of the fees related to the services discussed below.

Audit & Other Fees Paid to Deloitte & Touche LLP	Fiscal 2011	Fiscal 2012
Audit Fees	$6,493,872	$7,096,517
Audit Related Fees (as defined under the Sarbanes-Oxley Act of 2002)	$116,338	$151,673
Tax Fees	$264,567	$616,764
All Other Fees	0	$2,375
Total Fees	$6,874,777	$7,867,329
Ratio of Audit Fees, Audit Related Fees and Tax Compliance Fees To Total Fees paid to our Independent Registered Public Accounting Firm in the years indicated	100% Audit, Audit-Related and Tax Compliance Fees 0%—all other fees (including tax planning fees)	99.97% Audit, Audit-Related and Tax Compliance Fees 0.03%—all other fees (including tax planning fees)

Audit Fees—Consists of fees for professional services rendered in connection with: (i) the audits of our consolidated financial statements and the effectiveness of our internal control over financial reporting for the fiscal years ended December 31, 2011 and December 29, 2012; (ii) the reviews of the consolidated financial statements included in each of our Quarterly Reports on Form 10-Q during those fiscal years; (iii) consultations on accounting matters; (iv) statutory audit filings; and (v) SEC registration statements.

Audit Related Fees—Consists primarily of fees for accounting consultations, including consultations associated with International business restructuring.

Tax Fees—Consists primarily of fees for tax compliance.

All Other Fees—Consists primarily of fees for tax training.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

1.	The financial statements are included in Item 8 of the Original Form 10-K.

2.	The financial statement schedules are included in Item 8 of the Original Form 10-K.

3.	The exhibits required to be filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the “Index to Exhibits for Office Depot 10-K/A.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of April 2013.

OFFICE DEPOT, INC.

By	/S/ NEIL R. AUSTRIAN
Neil R. Austrian
Chief Executive Officer

INDEX TO EXHIBITS FOR OFFICE DEPOT 10-K/A

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger, dated as of February 20, 2013, by and among Office Depot, Inc., Dogwood Merger Sub Inc., Dogwood Merger Sub LLC, Mapleby Holdings Merger Corporation, Mapleby Merger Corporation and OfficeMax Incorporated (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 22, 2013.)

3.1	Restated Certificate of Incorporation (Incorporated by reference from the respective annex to the Proxy Statement for Office Depot, Inc.’s 1995 Annual Meeting of Stockholders, filed with the SEC on April 20, 1995.)

3.2	Amendment to Restated Certificate of Incorporation (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 1998.)

3.3	Amended and Restated Bylaws (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 22, 2013.)

3.4	Certificate of Elimination of the Junior Participating Preferred Stock, Series A (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on June 23, 2009.)

3.5	Certificate of Designations of the 10.00% Series A Redeemable Convertible Participating Perpetual Preferred Stock (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on June 23, 2009.)

3.6	Certificate of Designations of the 10.00% Series B Redeemable Conditional Convertible Participating Perpetual Preferred Stock (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on June 23, 2009.)

3.7	Certificate of Designation of Series C Junior Participating Preferred Stock (Incorporated by reference from Office Depot Inc.’s Annual Report on Form 10-K for the year ended December 29, 2012, filed with the Securities and Exchange Commission on February 20, 2013.)

4.1	Form of Certificate representing shares of Common Stock (Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Registration Statement No. 33-39473 on Form S-4, filed with the SEC on March 15, 1991.)

4.2	Indenture, dated as of August 11, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, by and between Office Depot, Inc. and SunTrust Bank (Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Registration Statement No. 333-108602 on Form S-4, filed with the SEC on September 8, 2003.)

4.3	Supplemental Indenture No. 1, dated as of August 11, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, by and between Office Depot, Inc. and SunTrust Bank (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on October 27, 2003.)

Exhibit Number	Exhibit

4.4	Supplemental Indenture No. 2, dated as of October 9, 2003, for the $400 million 6.250% Senior Notes due August 15, 2013, by and between Office Depot, Inc. and SunTrust Bank (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on October 27, 2003.)

4.5	Investor Rights Agreement, dated as of June 23, 2009, by and among Office Depot, Inc., BC Partners, Inc. and the investors named in the Investor Rights Agreement (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on June 23, 2009.)

4.6	Registration Rights Agreement, dated as of June 23, 2009, by and among Office Depot, Inc., BC Partners, Inc. and the investors named in the Registration Rights Agreement (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on June 23, 2009.)

4.7	Indenture, dated as of March 14, 2012, relating to the $250 million 9.75% Senior Secured Notes due 2019, among Office Depot, Inc., the Guarantors named therein and U.S. Bank National Association (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on March 15, 2012.)

4.8	Supplemental Indenture No. 3 to the Indenture dated as of August 11, 2003 between Office Depot, Inc. and U.S. Bank National Association (as successor to SunTrust Bank), dated as of March 14, 2012, relating to the 6.250% Senior Notes due August 15, 2013, between Office Depot, Inc. and U.S. Bank National Association (as successor to SunTrust Bank) (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on March 15, 2012.)

4.9	Rights Agreement, dated October 24, 2012, by and between Office Depot, Inc. and Computershare Shareowner Services LLC (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on October 30, 2012.)

10.1	Lease Agreement dated November 10, 2006, by and between Office Depot, Inc. and Boca 54 North LLC (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 27, 2008, filed with the SEC on February 24, 2009.)

10.2	First Amendment to Lease dated July 3, 2007, by and between Office Depot, Inc. and Boca 54 North LLC (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 27, 2008, filed with the SEC on February 24, 2009.)

10.3	Amended Offer Letter dated December 31, 2008, for the Employment of Michael Newman as the Chief Financial Officer of Office Depot, Inc. (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 26, 2009, filed with the SEC on February 23, 2010.) *

10.4	Offer Letter dated August 22, 2008, for the Employment of Michael Newman as the Chief Financial Officer of Office Depot, Inc. (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 27, 2008, filed with the SEC on February 24, 2009.)*

10.5	Office Depot, Inc. 2007 Long-Term Incentive Plan (Incorporated by reference from the respective appendix to the Proxy Statement for Office Depot, Inc.’s 2007 Annual Meeting of Shareholders, filed with the SEC on April 2, 2007.)*

Exhibit Number	Exhibit

10.6	Change of Control Agreement, dated as of September 17, 2008, by and between Office Depot, Inc. and Michael D. Newman (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on October 29, 2008.)*

10.7	2008 Office Depot, Inc. Bonus Plan for Executive Management Employees (Incorporated by reference from the respective appendix to the Proxy Statement for Office Depot, Inc.’s 2008 Annual Meeting of Shareholders, filed with the SEC on March 13, 2008.)*

10.8	Securities Purchase Agreement, dated as of June 23, 2009, by and among Office Depot, Inc. and the investors named in the Securities Purchase Agreement (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on June 23, 2009.)

10.9	Change of Control Agreement, dated as of December 14, 2007, by and between Office Depot, Inc. and Steven M. Schmidt (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on July 28, 2009.)*

10.10	Amendment to Employment Offer Letter Agreement, dated December 31, 2008, by and between Office Depot, Inc. and Steven Schmidt (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 26, 2009, filed with the SEC on February 23, 2010.)*

10.11	Employment Offer Letter Agreement, dated July 10, 2007, by and between Office Depot, Inc. and Steven Schmidt (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 26, 2009, filed with the SEC on February 23, 2010.)*

10.12	Office Depot, Inc. Amended Long-Term Incentive Plan (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 26, 2010.)*

10.13	Office Depot, Inc. Amended Long-Term Equity Incentive Plan, as revised and amended effective April 21, 2010 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 26, 2010.)*

10.14	Letter Agreement with Michael D. Newman, dated as of April 23, 2010 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 26, 2010.)*

10.15	Letter Agreement between Office Depot, Inc. and Neil R. Austrian dated November 2, 2010 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K/A, filed with the SEC on November 2, 2010.)*

10.16	Form of Non-Qualified Stock Option Award Agreement between Office Depot, Inc. and Neil R. Austrian dated November 2, 2010 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K/A, filed with the SEC on November 2, 2010.)*

10.17	Retention Agreement between Office Depot, Inc. and Michael D. Newman, dated November 4, 2010 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 8, 2010.)*

10.18	Form of Associate Non-Competition, Confidentiality and Non-Solicitation Agreement between Office Depot, Inc. and certain executives (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 25, 2010, filed with the SEC on February 22, 2011.)*

Exhibit Number	Exhibit

10.19	Form of Change in Control Agreement between Office Depot, Inc. and certain executives (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 21, 2010.)*

10.20	Form of Waiver, dated as of March 30, 2011 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 1, 2011.)

10.21	First Amendment to the Office Depot, Inc. 2007 Long-Term Incentive Plan (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 25, 2011.)*

10.22	Letter Agreement between Office Depot, Inc. and Neil R. Austrian dated May 23, 2011 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on May 23, 2011.)*

10.23	2011 Restricted Stock Award Agreement (Time Vesting) for Neil R. Austrian, dated May 23, 2011 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on May 23, 2011.)

10.24	2011 Restricted Stock Award Agreement (Performance Vesting) for Neil R. Austrian, dated May 23, 2011 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on May 23, 2011.)

10.25	Change of Control Agreement, dated as of May 23, 2011, by and between Office Depot, Inc. and Neil R. Austrian (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on May 23, 2011.)*

10.26	Amendment to Letter Agreement between Office Depot, Inc. and Neil R. Austrian dated July 25, 2011 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on July 25, 2011.)*

10.27	Form of Amended and Restated Credit Agreement, dated as of May 25, 2011, among Office Depot, Inc. and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on July 26, 2011.)**

10.28	Letter Agreement between Office Depot, Inc. and Elisa D. Garcia dated May 15, 2007 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012.)*

10.29	Amendment to Letter Agreement between Office Depot, Inc. and Elisa D. Garcia effective December 31, 2008 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012.)*

10.30	Retention Agreement between Office Depot, Inc. and Elisa D. Garcia dated November 2, 2010 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012.)*

Exhibit Number	Exhibit

10.31	First Amendment, dated February 24, 2012, to the Amended and Restated Credit Agreement, dated as of May 25, 2011, among Office Depot, Inc. and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012.)

10.32	Form of Notes representing $250 million aggregate principal amount of 9.75% Senior Secured Notes due March 15, 2019 (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2012.)

10.33	Form of Restricted Stock Awards for Executives (time vested) (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2012.)*

10.34	Form of Restricted Stock Award for Executives (performance/time vested) (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2012.)*

10.35	Form of 2012 Restricted Stock Award Agreement between Office Depot, Inc. and Neil R. Austrian dated May 7, 2012. (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2012.)*

10.36	Form of 2012 Restricted Stock Unit and Performance Cash Award Agreement between Office Depot, Inc. and Neil R. Austrian dated May 7, 2012. (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2012.)*

10.37	Financing Agreement by and between Office Depot BS and ABN AMRO Commercial Finance, dated September 24, 2012 (Incorporated by reference from Office Depot Inc.’s Annual Report on Form 10-K for the year ended December 29, 2012, filed with the Securities and Exchange Commission on February 20, 2013.)

10.38	Amendment No. 1 to Financing Agreement by and between Office Depot BS and ABN AMRO Commercial Finance, dated September 24, 2012 (Incorporated by reference from Office Depot Inc.’s Annual Report on Form 10-K for the year ended December 29, 2012, filed with the Securities and Exchange Commission on February 20, 2013.)

10.39	Voting Agreement, dated as of February 20, 2013, by and among Office Depot, Inc., OfficeMax Incorporated, BC Partners, Inc. and the other investors party thereto (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 22, 2013.)

10.40	Termination Agreement, dated as of February 20, 2013, by and among Office Depot, Inc., BC Partners, Inc. and the other investors party thereto (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 22, 2013.)

10.41	Form of Letter Agreement (amending the Change in Control Agreements with each of Michael Newman, Elisa Garcia and Steve Schmidt) (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 26, 2013.) *

Exhibit Number	Exhibit

10.42	Office Depot Omnibus Amendment to Outstanding Equity and Long-Term Incentive Awards (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 26, 2013.) *

10.43	Form of Second Amendment dated as of March 4, 2013, to the Amended and Restated Credit Agreement dated as of May 25, 2011 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on March 6, 2013.)

10.44	Employment Offer Letter Agreement between Office Depot, Inc. and Farla Efros dated December 16, 2011*

10.45	Separation Agreement between Office Depot, Inc. and Farla Efros dated September 25, 2012*

21	List of Office Depot, Inc.’s Subsidiaries (Incorporated by reference from Office Depot Inc.’s Annual Report on Form 10-K for the year ended December 29, 2012, filed with the Securities and Exchange Commission on February 20, 2013.)

23.1	Consent of Independent Registered Public Accounting Firm (Incorporated by reference from Office Depot Inc.’s Annual Report on Form 10-K for the year ended December 29, 2012, filed with the Securities and Exchange Commission on February 20, 2013.)

23.2	Consent of Independent Auditors (Incorporated by reference from Office Depot Inc.’s Annual Report on Form 10-K for the year ended December 29, 2012, filed with the Securities and Exchange Commission on February 20, 2013.)

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (Incorporated by reference from Office Depot Inc.’s Annual Report on Form 10-K for the year ended December 29, 2012, filed with the Securities and Exchange Commission on February 20, 2013.)

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) with respect to this Amendment No. 1

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (Incorporated by reference from Office Depot Inc.’s Annual Report on Form 10-K for the year ended December 29, 2012, filed with the Securities and Exchange Commission on February 20, 2013.)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) with respect to this Amendment No. 1

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference from Office Depot Inc.’s Annual Report on Form 10-K for the year ended December 29, 2012, filed with the Securities and Exchange Commission on February 20, 2013.)

99	Consolidated financial statements of Office Depot de Mexico, S. A. de C. V. and Subsidiaries (Incorporated by reference from Office Depot Inc.’s Annual Report on Form 10-K for the year ended December 29, 2012, filed with the Securities and Exchange Commission on February 20, 2013.)

Exhibit Number	Exhibit

(101.INS)	XBRL Instance Document (Incorporated by reference from Office Depot Inc.’s Annual Report on Form 10-K for the year ended December 29, 2012, filed with the Securities and Exchange Commission on February 20, 2013.)

(101.SCH)	XBRL Taxonomy Extension Schema Document (Incorporated by reference from Office Depot Inc.’s Annual Report on Form 10-K for the year ended December 29, 2012, filed with the Securities and Exchange Commission on February 20, 2013.)

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document (Incorporated by reference from Office Depot Inc.’s Annual Report on Form 10-K for the year ended December 29, 2012, filed with the Securities and Exchange Commission on February 20, 2013.)

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document (Incorporated by reference from Office Depot Inc.’s Annual Report on Form 10-K for the year ended December 29, 2012, filed with the Securities and Exchange Commission on February 20, 2013.)

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document (Incorporated by reference from Office Depot Inc.’s Annual Report on Form 10-K for the year ended December 29, 2012, filed with the Securities and Exchange Commission on February 20, 2013.)

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document (Incorporated by reference from Office Depot Inc.’s Annual Report on Form 10-K for the year ended December 29, 2012, filed with the Securities and Exchange Commission on February 20, 2013.)

*	Management contract or compensatory plan or arrangement.
**	Denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The confidential portions have been submitted separately to the Securities and Exchange Commission.