Form 10-Q
period 2013-03-30
OFFICE DEPOT INC
filed 2013-04-30
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2013

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At March 30, 2013 there were 286,084,034 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 30,	December 29,	March 31,
	2013	2012	2012
Assets
Current assets:
Cash and cash equivalents	$549,263	$670,811	$488,774
Receivables, net	763,200	803,944	872,839
Inventories	1,014,349	1,050,625	1,113,128
Prepaid expenses and other current assets	170,298	170,810	153,700

Total current assets	2,497,110	2,696,190	2,628,441
Property and equipment, net	821,053	856,341	1,021,402
Goodwill	64,235	64,312	63,650
Other intangible assets, net	15,982	16,789	34,585
Deferred income taxes	31,215	33,421	44,776
Other assets	362,052	343,726	332,295

Total assets	$3,791,647	$4,010,779	$4,125,149

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$833,439	$934,892	$952,812
Accrued expenses and other current liabilities	844,973	931,618	890,908
Income taxes payable	7,164	5,310	12,411
Short-term borrowings and current maturities of long-term debt	173,752	174,148	35,770

Total current liabilities	1,859,328	2,045,968	1,891,901
Deferred income taxes and other long-term liabilities	430,479	431,531	402,920
Long-term debt, net of current maturities	479,820	485,331	642,513

Total liabilities	2,769,627	2,962,830	2,937,334

Commitments and contingencies
Redeemable preferred stock, net (liquidation preference – $406,773 in March 2013 and December 2012, and $387,172 in March 2012)	386,401	386,401	371,851

Stockholders’ equity:
Office Depot, Inc. stockholders’ equity:
Common stock—authorized 800,000,000 shares of $.01 par value; issued shares – 291,999,302 in March 2013, 291,734,027 in December 2012 and 289,739,448 in March 2012	2,920	2,917	2,897
Additional paid-in capital	1,112,861	1,119,775	1,133,357
Accumulated other comprehensive income	200,346	212,717	226,851
Accumulated deficit	(622,890)	(616,235)	(489,621)
Treasury stock, at cost – 5,915,268 shares in 2013 and 2012	(57,733)	(57,733)	(57,733)

Total Office Depot, Inc. stockholders’ equity	635,504	661,441	815,751
Noncontrolling interests	115	107	213

Total equity	635,619	661,548	815,964

Total liabilities and equity	$3,791,647	$4,010,779	$4,125,149

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 20, 2013, as updated with subsequent current reports in 2013 (the “2012 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended
	March 30,	March 31,
	2013	2012
Sales	$2,718,260	$2,872,809
Cost of goods sold and occupancy costs	2,058,563	2,178,406

Gross profit	659,697	694,403
Operating and selling expenses	470,717	489,239
Recovery of purchase price	—	(68,314)
Asset impairments	5,244	17,894
General and administrative expenses	158,907	177,894
Merger and other expenses	15,184	—

Operating income	9,645	77,690
Other income (expense):
Interest income	410	367
Interest expense	(16,395)	(14,478)
Loss on extinguishment of debt	—	(12,069)
Miscellaneous income, net	6,357	8,979

Earnings before income taxes	17	60,489
Income tax expense	6,660	10,990

Net earnings (loss)	(6,643)	49,499
Less: Net earnings (loss) attributable to noncontrolling interests	12	(4)

Net earnings (loss) attributable to Office Depot, Inc.	(6,655)	49,503
Preferred stock dividends	10,169	8,216

Net earnings (loss) attributable to common stockholders	$(16,824)	$41,287

Earnings (loss) per share:
Basic	$(0.06)	$0.14
Diluted	(0.06)	0.14

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2012 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	13 Weeks Ended
	March 30,	March 31,
	2013	2012
Net earnings (loss)	$(6,643)	$49,499
Other comprehensive income (loss), net of tax, where applicable:
Foreign currency translation adjustments	(12,981)	35,168
Amortization of gain on cash flow hedge	(156)	(1,841)
Change in deferred pension	229	(300)
Change in deferred cash flow hedge	533	(695)

Total other comprehensive income (loss), net of tax, where applicable	(12,375)	32,332

Comprehensive income (loss)	(19,018)	81,831
Less: Comprehensive income (loss) attributable to noncontrolling interests	8	(1)

Comprehensive income (loss) attributable to Office Depot, Inc. stockholders	$(19,026)	$81,832

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2012 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	13 Weeks Ended
	March 30,	March 31,
	2013	2012
Cash flows from operating activities:
Net earnings (loss)	$(6,643)	$49,499
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	48,577	50,902
Charges for losses on inventories and receivables	14,746	17,558
Loss on extinguishment of debt	—	13,141
Recovery of purchase price	—	(58,049)
Pension plan funding	—	(58,030)
Asset impairments	5,244	17,894
Changes in working capital and other	(155,857)	(126,280)

Net cash used in operating activities	(93,933)	(93,365)

Cash flows from investing activities:
Capital expenditures	(28,649)	(34,638)
Recovery of purchase price	—	49,841
Release of restricted cash	—	8,570
Proceeds from assets sold and other	199	9,997

Net cash provided by (used in) investing activities	(28,450)	33,770

Cash flows from financing activities:
Proceeds from exercise of stock options, including tax benefit	1,172	528
Share transactions under employee related plans	(1,258)	(10)
Loss on extinguishment of debt	—	(13,141)
Preferred stock dividends	(10,169)	—
Debt related fees	—	(7,637)
Debt retirement	—	(250,000)
Debt issuance	—	250,000
Net (payments) proceeds on other long- and short-term borrowings	16,822	(6,275)

Net cash provided by (used in) financing activities	6,567	(26,535)

Effect of exchange rate changes on cash and cash equivalents	(5,732)	4,223

Net decrease in cash and cash equivalents	(121,548)	(81,907)
Cash and cash equivalents at beginning of period	670,811	570,681

Cash and cash equivalents at end of period	$549,263	$488,774

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2012 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Summary of Significant Accounting Policies

Basis of Presentation: Office Depot, Inc., including consolidated subsidiaries (“Office Depot” or the “Company”), is a global supplier of office products and services. The Condensed Consolidated Balance Sheet at December 29, 2012 has been derived from audited financial statements at that date. The Condensed Consolidated Financial Statements as of March 30, 2013 (also referred to as “the first quarter of 2013”) and March 31, 2012 (also referred to as “the first quarter of 2012”) are unaudited. However, in our opinion, these financial statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

During the first quarter of 2013, the Company modified its measure of business segment operating income for management reporting purposes to allocate to the Company’s three segments, North American Retail Division, North American Business Solutions Division and International Division (the “Divisions”), additional General and administrative and other expenses, as well as to allocate to the Divisions additional assets, capital expenditures and related depreciation expense. No changes have been made to the composition of these reportable segments. Additionally, the Company changed its accounting principle of presenting shipping and handling expenses in Operating and selling expenses (previously Store and warehouse operating and selling expenses) to a preferable accounting principle of presenting such expenses in Costs of goods sold and occupancy costs. The Company considers this presentation preferable because it includes costs associated with revenues in the calculation of gross profit and provides better comparability to industry peers. Prior period results have been reclassified to conform to the current period presentation for both the change in accounting principle and the change in measurement of Division operating income (loss).

These changes result in the decrease in Gross profit in the Condensed Consolidated Statements of Operations and revised measure of Division operating income in Note H. Since adopting the preferable accounting principle at the beginning of the first quarter of 2013, we estimate Costs of goods sold and occupancy costs include and Operating and selling expenses exclude $176.7 million of shipping and handling expenses. Because of the changes to underlying systems, such amounts are estimated. For purposes of comparability, the shipping and handling expenses for the first quarter of 2012 have been reclassified, resulting in an increase in Costs of goods sold and occupancy costs of $188.8 million with a corresponding decrease in Operating and selling expenses. Operating income for the three Divisions has been revised to include $63.1 million of General and administrative and other expenses that previously were considered Corporate costs, and to reflect other Divisional cost allocations that have been revised to conform to allocation rates used in the current period. Neither the change in accounting principle, nor the change in Division operating income (loss) impacted Consolidated Operating income (loss), Net earnings (loss), or Earnings (loss) per share for the periods presented.

Additionally, prior period amounts in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the first quarter of 2012 have been reclassified to correspond to the 2013 disclosure of asset impairments. We have included the balance sheet from March 31, 2012 to assist in analyzing the Company.

These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of the Company and its Condensed Consolidated Financial Statements, we recommend reading these Condensed Consolidated Financial Statements in conjunction with the audited financial statements which are included in the Annual Report on Form 10-K for the year ended December 29, 2012, filed on February 20, 2013 with the U.S. Securities and Exchange Commission (“SEC”), as updated with subsequent current reports in 2013.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

Cash Management: The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement accounts and cash concentration on a daily basis. Accounts payable and accrued expenses as of March 30, 2013, December 29, 2012 and March 31, 2012 included $46 million, $53 million and $57 million, respectively, of amounts not yet presented for payment drawn in excess of disbursement account book balances, after considering offset provisions. The Company may borrow to meet working capital and other needs throughout any given quarter, which may result in higher levels of borrowings and invested cash within the period. At the end of the quarter, excess cash may be used to minimize borrowings outstanding at the balance sheet date. Approximately $141 million of cash and cash equivalents was held outside the U.S. at March 30, 2013.

Receivables under Factoring Agreement: The Company sells selected accounts receivables on a non-recourse basis to an unrelated financial institution under a factoring agreement in France. The Company accounts for this transaction as a sale of receivables, removes receivables sold from its financial statements, and records cash proceeds when received by the Company as cash provided by operating activities in the Statement of Cash Flows. The financial institution makes available 80% of the face value of the receivables to the Company and retains the remaining 20% as a guarantee until the receipt of the proceeds associated with the factored invoices. The Company activated the arrangement in the fourth quarter of 2012. In the first quarter of 2013, the Company sold receivables totaling $120.4 million, of which the Company withdrew $74.7 million and settled in cash. For the remaining receivables sold in the first quarter of $45.7 million, the Company did not obtain cash directly from the financial institution. A retention guarantee of $14.2 million and $12.7 million are included in Prepaid expenses and other current assets as of March 30, 2013 and December 29, 2012, respectively. A receivable from the financial institution related to factored receivables of $9.6 million and $50.9 million are included in Receivables as of March 30, 2013 and December 29, 2012, respectively.

New Accounting Pronouncements: There are no recently issued accounting standards that are expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

Note B – Merger Agreement

On February 20, 2013, the Company entered into a merger agreement with OfficeMax Incorporated (“OfficeMax”), pursuant to which the Company and OfficeMax would combine in an all-stock merger transaction (the “Merger Agreement”). At the effective time of the merger, the Company would issue 2.69 shares of common stock for each outstanding share of OfficeMax common stock. A selection committee has been formed with equal representation from the Board of Directors of the Company and OfficeMax to select a successor Chief Executive Officer. If no successor CEO has been selected by the time of closing the then-current CEOs of both the Company and OfficeMax will be appointed as co-CEOs and co-Chairmen and the Board of Directors will be made up of an additional five independent directors appointed by the Company and five independent directors appointed by OfficeMax. If a successor CEO has been selected by the time of closing, and that successor CEO is neither the current CEO of the Company or OfficeMax, the full Board of Directors will have 11 members, including the successor CEO and five independent directors appointed by the Company and five independent directors appointed by OfficeMax. In the event the successor CEO selected by the time of closing is either the current CEO of the Company or OfficeMax, the full Board of Directors will have 12 members with an additional independent director appointed by the company whose CEO was not selected as the successor CEO.

Based on the facts at the date of the Merger Agreement, the Company is considered to be the accounting acquirer. This determination will be finalized at the time of closing. Being the accounting acquirer will result in the purchase consideration being allocated to the fair value of OfficeMax assets and liabilities at the time of closing. The merger is subject to approval by the shareholders of each of the two companies and the receipt of certain regulatory approvals and other customary closing conditions. The Merger Agreement includes certain termination rights for both the Company and OfficeMax, including termination in the event certain antitrust or shareholder approvals are not received. Additionally, a change in recommendation from one of the parties’ Board of Directors may require that party to pay a termination fee of $30 million to the other party.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

Concurrent with execution of the Merger Agreement, the Company entered into certain additional agreements with the holders of the Company’s preferred stock (the “Preferred Stockholders”), and with OfficeMax. Under one of these agreements, the Preferred Stockholders agreed to vote all of their voting securities in favor of the merger and against any alternative transactions proposed with respect to the Company. Additionally, immediately following approval of the merger by the Company’s shareholders, the Company has agreed to redeem for cash 50 percent of the preferred stock held by the Preferred Stockholders at the redemption price then applicable to the preferred stock. The remaining 50 percent of the preferred stock held by the Preferred Stockholders will either be redeemed for cash by the Company immediately prior to closing or, in certain circumstances, during the period between shareholder approval and prior to closing, may be converted into the Company’s common stock and subsequently sold by the Preferred Stockholders. The Company also has committed to purchase the amount of the Company’s common stock held by the Preferred Stockholders by virtue of any conversion such that the Preferred Stockholders would not own more than 5% of the aggregate Company common stock immediately following the merger. The current preferred stock redemption price of 107% of the liquidation preference amount will decrease to 106% of the liquidation preference amount on June 23, 2013 and that rate will be effective for the following twelve months. Should the shareholders approve this merger, the payment to the Preferred Stockholders at the current redemption price would be $217.6 million. Of this amount, $24.5 million would be classified as a preferred stock dividend and result in a reduction of net earnings (loss) attributable to common stockholders. In the event the remaining 50 percent of the preferred stock is also redeemed by the Company, a similar reduction of cash and net earnings (loss) attributable to common shareholders will occur immediately prior to closing. Should the Preferred Stockholders convert any allowable portion of the preferred stock to common stock, the net carrying value of this portion of preferred stock will be reclassified into common stock and additional paid-in capital. Any purchase by the Company of Company common stock held by the Preferred Stockholders will be at the preceding trading day’s closing price as listed on the New York Stock Exchange and will be presented in the financial statements as additional purchases of treasury stock.

Transaction costs associated with the merger are being expensed as incurred and are presented in the Condensed Consolidated Statement of Operations as Merger and other expenses. Certain fees are contingent on the transaction closing. Pro forma information and the allocation of purchase price will be provided following completion of the transaction.

Note C – Debt

Senior Secured Notes

On March 14, 2012, the Company issued $250 million aggregate principal amount of its 9.75% senior secured notes due March 15, 2019 (the “Senior Secured Notes”) with interest payable in cash semiannually in arrears on March 15 and September 15 of each year. The Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by each of the Company’s existing and future domestic subsidiaries that guarantee the Amended and Restated Credit Agreement (the “Amended Credit Agreement”). The Senior Secured Notes are secured on a first-priority basis by a lien on substantially all of the Company’s domestic subsidiaries’ present and future assets, other than assets that secure the Amended Credit Agreement and certain of their present and future equity interests in foreign subsidiaries. The Senior Secured Notes are secured on a second-priority basis by a lien on the Company and its domestic subsidiaries’ assets that secure the Amended Credit Agreement. The Senior Secured Notes were issued pursuant to an indenture, dated as of March 14, 2012, among the Company, the domestic subsidiaries named therein and U.S. Bank National Association, as trustee (the “Indenture”). Approximately $7 million of debt issuance costs were capitalized associated with these Senior Secured Notes and will be amortized through 2019.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

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

The Senior Secured Notes may be redeemed by the Company, in whole or in part, at any time prior to March 15, 2016 at a price equal to 100% of the principal amount plus a make-whole premium as of the redemption date and accrued and unpaid interest. Thereafter, the Senior Secured Notes carry optional redemption features whereby the Company has the option to redeem the Senior Secured Notes prior to maturity at par plus a premium beginning at 104.875% at March 15, 2016 and declining ratably to par at March 15, 2018 and thereafter, plus accrued and unpaid interest. Should the Company sell its ownership in Office Depot de Mexico, S.A., it would be required to offer to repurchase an aggregate amount of Senior Secured Notes at least equal to 60% of the net proceeds from such sale at 100% of par plus accrued and unpaid interest.

Additionally, on or prior to March 15, 2015, the Company may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 109.750% of the principal amount of the Senior Secured Notes redeemed plus accrued and unpaid interest to the redemption date; and, upon the occurrence of a change of control, holders of the Senior Secured Notes may require the Company to repurchase all or a portion of the Senior Secured Notes in cash at a price equal to 101% of the principal amount of the Senior Secured Notes to be repurchased plus accrued and unpaid interest to the repurchase date. Change of control, as defined in the Indenture, is a transfer of all or substantially all of the assets of Office Depot, acquisition of more than 50% of the voting power of Office Depot by a person or group, or members of the Office Depot board of directors as previously approved by the stockholders of Office Depot ceasing to constitute a majority of the Office Depot board of directors.

Senior Notes

On March 15, 2012, the Company repurchased $250 million aggregate principal amount of its outstanding 6.25% senior notes (the “Senior Notes”) under its previously announced cash tender offer. The total consideration for each $1,000.00 note surrendered was $1,050.00. Additionally, tender fees and a proportionate amount of deferred debt issue costs and a deferred cash flow hedge gain were included in the measurement of the $12.1 million extinguishment costs reported in the Condensed Consolidated Statements of Operations for the year-to-date 2012. The cash amounts of the premium paid and tender fees are reflected as financing activities in the Condensed Consolidated Statements of Cash Flows. Accrued interest was paid through the extinguishment date.

The remaining $150 million outstanding Senior Notes is due in August 2013 and is classified as a current liability in the Condensed Consolidated Balance Sheet as of March 30, 2013 and December 29, 2012.

Amended Credit Agreement

On March 4, 2013, the Company entered into a Second Amendment (the “Amendment”) to the Amended Credit Agreement. The Amendment provides the Company the ability to make payments to the Preferred Stockholders to redeem the Company’s preferred stock and to repurchase certain amounts of common stock if any is held by the Preferred Stockholders, in each case as required pursuant to the merger transaction contemplated by the Company’s Merger Agreement with OfficeMax and documents related thereto.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

Note D—Recovery of Purchase Price from Previous Acquisition

The sale and purchase agreement (“SPA”) associated with a 2003 European acquisition included a provision whereby the seller was required to pay an amount to the Company if a specified acquired pension plan was determined to be underfunded based on 2008 plan data. The unfunded obligation amount calculated by the plan’s actuary based on that data was disputed by the seller. In accordance with the SPA, the parties entered into arbitration to resolve this matter and, in March 2011, the arbitrator found in favor of the Company. The seller pursued an annulment of the award in French court. In November 2011, the seller paid GBP 5.5 million ($8.8 million, measured at then-current exchange rates) to the Company to allow for future monthly payments to the pension plan, pending a court ruling on their cancellation request. That money was placed in an escrow account with the pension plan acting as trustee. On January 6, 2012, the Company and the seller entered into a settlement agreement that settled all claims by either party for this and any other matter under the original SPA. The seller paid an additional GBP 32.2 million (approximately $50 million, measured at then-current exchange rates) to the Company in February 2012. Following this cash receipt in February 2012, the Company contributed the GBP 37.7 million (approximately $58 million at then-current exchange rates) to the pension plan, resulting in the plan changing from an unfunded liability position to a net asset position since the first quarter of 2012. See additional pension disclosures in Note I.

This pension provision of the SPA was disclosed in 2003 and subsequent periods as a matter that would reduce goodwill when the plan was remeasured and cash received. However, all goodwill associated with this transaction was impaired in 2008, and because the remeasurement process had not yet begun, no estimate of the potential payment to the Company could be made at that time. Consistent with disclosures subsequent to the 2008 goodwill impairment, resolution of this matter in the first quarter of 2012 was reflected as a credit to operating expense. The cash received from the seller, reversal of an accrued liability as a result of the settlement agreement, fees incurred in 2012, and fee reimbursement from the seller have been reported in Recovery of purchase price in the Condensed Consolidated Statements of Operations for the first quarter of 2012, totaling $68.3 million. An additional expense of $5.2 million of costs incurred in prior periods related to this arrangement is included in General and administrative expenses, resulting in a net increase in operating profit for the first quarter of 2012 of $63.1 million. Similar to the presentation of goodwill impairment in 2008, this recovery and related charge is reported at the Corporate level, not part of International Division operating income.

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

Note E – Severance and Facility Closure Costs

In recent years, the Company has taken actions to adapt to changing and increasingly competitive conditions in the markets in which the Company serves. These actions include closing stores and distribution centers, consolidating functional activities, disposing of businesses and assets, and taking actions to improve process efficiencies.

Severance and facility closure accruals are as follows:

(In millions)	Balance at December 29, 2012	Charges Incurred	Cash Payments	Non-Cash Settlements and Accretion	Currency and Other Adjustments	Balance at March 30, 2013
Termination benefits	$6	$7	$(7)	$—	$—	$6
Lease and contract obligations, accruals for facilities closures, and other costs	87	1	(10)	2	(3)	77

Total	$93	$8	$(17)	$2	$(3)	$83

Exit cost charges incurred during the first quarter of 2013 totaled $8 million. Of this amount, $4 million is included in Operating and selling expenses and $4 million is included in General and administrative expenses in the Condensed Consolidated Statement of Operations. The amounts of these charges that were recognized in North American Retail, North American Business Solutions, and International Divisions were $2 million, $1 million, and $5 million, respectively.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

Note F – Stockholders’ Equity

The following table reflects the changes in stockholders’ equity attributable to both Office Depot, Inc. and noncontrolling subsidiary interests.

(In thousands)	Attributable to Office Depot, Inc.	Attributable to noncontrolling interests	Total
Stockholders’ equity at December 29, 2012	$661,441	$107	$661,548
Comprehensive income:
Net earnings (loss)	(6,655)	12	(6,643)
Other comprehensive income (loss)	(12,371)	(4)	(12,375)

Comprehensive income (loss)	(19,026)	8	(19,018)
Preferred stock dividends	(10,169)	—	(10,169)
Share transactions under employee related plans	(88)	—	(88)
Amortization of long-term incentive stock grants	3,346	—	3,346

Stockholders’ equity at March 30, 2013	$635,504	$115	$635,619

Stockholders’ equity at December 31, 2011	$739,071	$214	$739,285
Comprehensive income:
Net earnings (loss)	49,503	(4)	49,499
Other comprehensive income	32,329	3	32,332

Comprehensive income	81,832	(1)	81,831
Preferred stock dividends	(8,216)	—	(8,216)
Share transactions under employee related plans	491	—	491
Amortization of long-term incentive stock grants	2,573	—	2,573

Stockholders’ equity at March 31, 2012	$815,751	$213	$815,964

Because of valuation allowances in multiple jurisdictions, the tax impact on elements of other comprehensive income is insignificant.

Other comprehensive income activity, net of tax, where applicable, is provided in the following table:

(In thousands)	Foreign Currency Translation Adjustments (b)	Amortization of Gain on Cash Flow Hedge (c)	Change in Deferred Pension	Change in Deferred Cash Flow Hedge (d)	Total
Balance at December 29, 2012	$215,931	$390	$(3,861)	$257	$212,717
Other comprehensive income before reclassifications	(9,714)	—	229	2,126	(7,359)
Amounts reclassified from Accumulated other comprehensive income to Consolidated Statement of Operations (a)	(3,263)	(156)	—	(1,593)	(5,012)

Net current-period other comprehensive income	(12,977)	(156)	229	533	(12,371)

Balance at March 30, 2013	$202,954	$234	$(3,632)	$790	$200,346

(a)	Amounts in parentheses indicate an increase to earnings.
(b)	The amount reclassified to the Consolidated Statement of Operations is included in Operating and selling expenses.
(c)	The amount reclassified to the Consolidated Statement of Operations is included in Interest expense.
(d)	Included in the $1,593 thousand are $1,373 thousand and $220 thousand recorded in Cost of goods sold and occupancy costs and Miscellaneous income, net, respectively.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

Note G – Earnings Per Share

The following table represents the calculation of net earnings (loss) per common share:

	First Quarter
(In thousands, except per share amounts)	2013	2012
Basic Earnings Per Share
Numerator:
Net earnings (loss) attributable to common shareholders	$(16,824)	$41,287
Assumed distribution to participating securities	—	(2,331)

Assumed undistributed earnings (loss) attributable to common stock	(16,824)	38,956
Denominator:
Weighted-average shares outstanding	281,579	278,552
Basic earnings (loss) per common share	$(0.06)	$0.14

Diluted Earnings Per Share
Numerator:
Net earnings (loss) attributable to Office Depot, Inc.	$(6,655)	$49,503
Denominator:
Weighted-average shares outstanding	281,579	278,552
Effect of dilutive securities:
Stock options and restricted stock	6,298	4,765
Redeemable preferred stock	81,355	75,546

Diluted weighted-average shares outstanding	369,232	358,863
Diluted earnings per common share	N/A	$0.14

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

The diluted EPS calculation under the two-class method includes two tests to determine the most dilutive. These tests, and the diluted EPS calculation which includes the dilutive impact of stock options and restricted stock under the treasury stock method and redeemable preferred stock under the if-converted method, result in diluted EPS for the first quarter of 2012 of $0.14. The diluted EPS calculation for the first quarter of 2013 was antidilutive and the two-class method was not applicable. The share amounts for that period have been presented for informational purposes.

Awards of options and nonvested shares representing 8 million additional shares of common stock were outstanding for the first quarter of 2013, and 12 million for the first quarter of 2012, but were not included in the computation of diluted earnings per share because their effect would have been antidilutive. For purposes of calculating weighted average shares, no tax benefits have been assumed in jurisdictions where deferred tax valuation allowances have been recorded.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

Dividends on preferred stock that are paid-in-kind are measured at fair value for financial reporting purposes and may be higher or lower than the cash-equivalent for the period. For additional information, refer to Note K.

Note H – Division Information

Office Depot operates in three Divisions: North American Retail Division, North American Business Solutions Division, and International Division. Each of these Divisions is managed separately primarily because it serves a different customer group. Division operating income (loss) is determined based on the measure of performance reported internally to manage the business and for resource allocation. This measure charges to the respective Divisions those General and administrative and other expenses considered directly or closely related to their operations and allocates corporate support costs. Other companies may charge more or less of these items to their segments and results may not be comparable to similarly titled measures used by other entities.

The following is a summary of significant accounts and balances by each of the Divisions, reconciled to consolidated totals.

	Sales
	First Quarter
(In thousands)	2013	2012
North American Retail Division	$1,143,841	$1,219,582
North American Business Solutions Division	815,700	827,740
International Division	758,719	825,487

Total	$2,718,260	$2,872,809

	Division Operating Income (Loss)
	First Quarter
(In thousands)	2013	2012
North American Retail Division	$15,016	$18,062
North American Business Solutions Division	25,296	21,958
International Division	4,809	(2,097)

Total	$45,121	$37,923

A reconciliation of the measure of Division operating income to consolidated earnings before income taxes is as follows:

	First Quarter
(In thousands)	2013	2012
Total Division operating income	$45,121	$37,923
Add/(subtract):
Recovery of purchase price	—	68,314
Merger and other expenses	(15,184)	—
Unallocated charges	(20)	(6,874)
Unallocated operating expenses	(20,272)	(21,673)
Interest income	410	367
Interest expense	(16,395)	(14,478)
Loss on extinguishment of debt	—	(12,069)
Miscellaneous income, net	6,357	8,979

Earnings before income taxes	$17	$60,489

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

The gross amount of goodwill and the amount of accumulated impairment losses as of March 30, 2013 are provided in the following table:

(In thousands)	North American Retail Division	North American Business Solutions Division	International Division	Total
Goodwill	$1,842	$367,790	$908,015	$1,277,647
Accumulated impairment losses	(1,842)	(348,359)	(863,134)	(1,213,335)

Balance as of December 29, 2012	—	19,431	44,881	64,312
2013 Changes:
Foreign currency exchange rate changes	—	—	(77)	(77)

Balance as of March 30, 2013	$—	$19,431	$44,804	$64,235

Note I – Employee Benefit Plans

Pension Disclosures

The components of net periodic pension benefit for the Company’s foreign pension plan are as follows:

	First Quarter
(In millions)	2013	2012
Service cost	$—	$—
Interest cost	2.2	2.1
Expected return on plan assets	(3.1)	(2.3)

Net periodic pension benefit	$(0.9)	$(0.2)

During the first quarter of 2012, the Company settled a dispute related to funding of the pension plan acquired in 2003 and contributed the net settlement to the plan (see Note D). The plan has been in a net asset position since that funding. There are no funding requirements while the plan has an asset surplus.

Note J – Income Taxes

Income tax expense exceeded pre-tax earnings for the first quarter of 2013. As in past periods, deferred tax benefits were not recognized on pre-tax losses in tax jurisdictions with valuation allowances, while tax expense was recognized in jurisdictions with pre-tax earnings. Additionally, in the fourth quarter of 2012, the Company recognized deferred tax liabilities on the book over tax basis difference on its investment in Office Depot de Mexico because permanent reinvestment of earnings could no longer be assured. Deferred tax expense was recognized in the first quarter of 2013 from an increase in this basis difference, primarily resulting from their current period earnings.

Income tax expense for the first quarter of 2012 was impacted by the recovery of purchase price that was treated as a purchase price adjustment for tax purposes. As discussed in Note D, this recovery would have been a reduction of related goodwill for financial reporting purposes, but the related goodwill was impaired in 2008. Additionally, the loss on extinguishment of debt in the United States during the first quarter of 2012 did not generate a financial statement tax benefit because of existing valuation allowances. The first quarter 2012 income tax provision was also impacted by valuation allowances that limited recognition of deferred tax benefits, as discussed above. This interim income tax accounting is likely to result in significant variability of the effective tax rate throughout the course of the 2013 year. Changes in income projections and the mix of income across jurisdictions could also impact the effective tax rate each quarter.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

The Company has reached a tentative settlement with the U.S. Internal Revenue Service (“IRS”) Appeals Division to close the previously-disclosed IRS deemed royalty assessment relating to foreign operations. The settlement is subject to the Congressional Joint Committee on Taxation approval which is anticipated in 2013. The resolution of this matter will close all known disputes with the IRS relating to tax years 2009 and 2010 and is expected to result in the receipt of approximately $14 million from a previously approved carryback of a tax accounting method change.

The Company files a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations for years before 2009. As discussed above, U.S. federal filings for 2009 and 2010 are awaiting final resolution. The 2011 IRS Examination has been completed, and pending the final resolution of the tentative settlement with the IRS Appeals Division for 2009 and 2010 the IRS has made a deemed royalty assessment of $12.4 million ($4.3 million tax-effected) relating to 2011 foreign operations. The Company disagrees with this assessment and believes that no uncertain tax position accrual is required as of March 30, 2013. Additionally, the U.S. federal tax return for 2012 is under review, and it is reasonably possible that the audits for one or more of these periods will be closed prior to the end of 2013. Significant international tax jurisdictions include the UK, the Netherlands, France and Germany. Generally, the Company is subject to routine examination for years 2008 and forward in these jurisdictions. It is reasonably possible that certain of these audits will close within the next 12 months, which the Company does not believe would result in a material change in its accrued uncertain tax positions. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits, however, an estimate of such changes cannot reasonably be made.

Note K – Fair Value Measurements

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In developing its fair value estimates, the Company uses the following hierarchy:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Significant unobservable inputs that are not corroborated by market data. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows or option pricing models using the Company’s own estimates and assumptions or those expected to be used by market participants.

The fair values of cash and cash equivalents, receivables, accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

The fair values of foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data. At the end of the first quarter of 2013, the amounts receivable or payable under foreign currency and fuel contracts were not significant.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

The Company records its senior notes payable at par value, adjusted for amortization of a fair value hedge which was cancelled in 2005. The fair value of the Senior Notes and the Senior Secured Notes are considered Level 2 fair value measurements and are based on market trades of these securities on or about the dates below.

	March 30, 2013		December 29, 2012		March 31, 2012
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
6.25% senior notes	$150,015	$150,000	$149,953	$153,750	$150,027	$155,637
9.75% senior secured notes	$250,000	$295,000	$250,000	$265,938	$250,000	$259,379

Fair Value Estimates Used in Impairment Analyses

North American Retail Division

Because of declining sales in recent periods, the Company has conducted a detailed quarterly store impairment analysis. The analysis uses input from retail store operations and the Company’s accounting and finance personnel that organizationally report to the Chief Financial Officer. These projections are based on management’s estimates of store-level sales, gross margins, direct expenses, exercise of future lease renewal options, where applicable, and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. If the anticipated cash flows of a store cannot support the carrying value of its assets, the assets are impaired and written down to estimated fair value using Level 3 inputs. The Company recognized store asset impairment charges of $5 million and $18 million in the first quarters of 2013 and 2012, respectively.

The first quarter 2013 impairment charge reflects 36 stores that were reduced to estimated salvage value of $1 million and assets for 24 locations that were reduced to estimated fair value of $5 million based on their projected cash flows, discounted at 14%. The remaining value after asset impairment charges will be depreciated over the remaining useful lives. These and other lower-performing locations are particularly sensitive to changes in projected cash flows over the forecast period and additional impairment is possible in future periods if results are below projections. A 100 basis point decrease in sales used in these estimates would have increased impairment by approximately $1.7 million. Independent of the sensitivity on sales assumptions, a 50 basis point decrease in gross margin would have increased the impairment by approximately $1.1 million. The interrelationship of having both of those inputs change as indicated would have resulted in impairment approximately $0.1 million less than the sum of the two individual inputs.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

The Company will continue to evaluate initiatives to improve performance and lower operating costs. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, additional impairment charges may result. Additionally, unless store performance improves, future impairment charges may result. However, at the end of the first quarter of 2013, the impairment analysis reflects the Company’s best estimate of future performance, including the intended future use of the Company’s retail store assets.

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

Dividends were paid in cash for the first quarter of 2013. For the first quarter of 2012, dividends were paid-in-kind and the simulation was based on a beginning stock price of $3.45, stock price volatility of 60.7%, a risk free rate of 3.4%, credit spread of 16.5% and a beginning liquidity measure of approximately $245 million. The calculation resulted in a fair value estimate of approximately $8.2 million for the first quarter of 2012.

Note L – Derivative Instruments and Hedging Activity

As a global supplier of office products and services the Company is exposed to risks associated with changes in foreign currency exchange rates, commodity prices, interest rates, and changing fuel prices from inbound and outbound transportation arrangements. The Company may enter into derivative transactions to mitigate such risks. Financial instruments authorized under the Company’s established risk management policy include spot trades, swaps, options, caps, collars, forwards and futures. Use of derivative financial instruments for speculative purposes is expressly prohibited. The fair value and activity of derivative financial instruments were not material as of and for the periods ended March 30, 2013 or March 31, 2012.

Note M – Investment in Unconsolidated Joint Venture

The Company participates in a joint venture in Mexico, Office Depot de Mexico. Because control is shared equally with a partner, this investment is accounted for using the equity method. The Company’s proportionate share of Office Depot de Mexico’s net income is presented in Miscellaneous income, net in the Condensed Consolidated Statements of Operations.

The following tables provide summarized information from the balance sheets and statements of income for Office Depot de Mexico:

(In thousands)	March 30, 2013	December 29, 2012	March 31, 2012
Current assets	$357,421	$377,405	$336,265
Non-current assets	336,388	333,788	310,980
Current liabilities	175,194	219,774	206,220
Non-current liabilities	3,659	7,344	3,296

	First Quarter
(In thousands)	2013	2012
Sales	$288,381	$284,652
Gross profit	84,872	82,504
Net income	14,581	16,572

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

Note N – Commitments and Contingencies

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

In addition, in the ordinary course of business, sales to and transactions with government customers may be subject to lawsuits, investigations, audits and review by governmental authorities and regulatory agencies, with which the Company cooperates. Many of these lawsuits, investigations, audits and reviews are resolved without material impact to the Company. While claims in these matters may at times assert large demands, the Company does not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect our financial position, results of our operations or cash flows. In addition to the foregoing, State of California et. al. ex. rel. David Sherwin v. Office Depot was filed in Superior Court for the State of California, Los Angeles County, and unsealed on October 19, 2012. This lawsuit relates to allegations regarding certain pricing practices in California under now expired agreements that were in place between 2001 and 2011, pursuant to which state, local and non-profit agencies purchased office supplies (the “Purchasing Agreements”) from us. This action seeks as relief monetary damages. This lawsuit is now pending in the United States District Court for the Central District of California after a Notice of Removal was filed by the Company. We believe that adequate provisions have been made for probable losses on one claim in this matter and such amounts are not material. However, in light of the early stages of the other claims and the inherent uncertainty of litigation, we are unable to reasonably determine the full effect of the potential liability in the matter. Office Depot intends to vigorously defend itself in this lawsuit, and filed motions to dismiss. The Court has specified a procedure for the motions to be re-filed and for the briefing to be re-formatted. Additionally, during the first quarter of 2011, we were notified that the United States Department of Justice (“DOJ”) commenced an investigation into certain pricing practices related to the Purchasing Agreement. We have cooperated with the DOJ on this matter.

On February 20, 2013, Office Depot and OfficeMax announced a definitive agreement under which the companies would combine in an all-stock merger-of-equals transaction. Between February 25, 2013 and March 29, 2013, six putative class action lawsuits were filed in the Circuit Court of the Eighteenth Judicial Circuit in Dupage County, Illinois alleging that the defendant companies and individual members of OfficeMax’s Board of Directors violated applicable laws by directly breaching and/or aiding and abetting breaches of the fiduciary duties of loyalty and due care owed to plaintiff and the proposed class and self-dealing. The plaintiffs seek injunctive relief rescission as well as fees and costs. The lawsuits have been consolidated as Venkata S. Donepudi v. OfficeMax Incorporated et. al., and is in very early stages.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Office Depot, Inc., together with our subsidiaries (“Office Depot” or the “Company”), is a global supplier of office products and services. We sell to consumers and businesses of all sizes through our three segments (or “Divisions”): North American Retail Division, North American Business Solutions Division, and International Division. Our North American Retail Division sells a broad assortment of merchandise through our chain of office supply stores. Our North American Business Solutions Division sells nationally branded and our own brand office supplies, technology products, furniture and services by means of a dedicated sales force, through catalogs and electronically through our Internet sites. Our International Division sells office products and services outside of the United States through direct mail catalogs, contract sales forces, Internet sites and retail stores, using a mix of Company-owned operations, joint ventures, and to a lesser extent, licensing and franchise agreements, alliances and other arrangements.

During the first quarter of 2013, the Company modified its measure of business segment operating income for management reporting purposes to allocate to the North American Retail Division, North American Business Solutions Division and International Division (the “Divisions”) additional General and administrative (“G&A”) and other expenses, as well as to allocate to the Divisions additional assets, capital expenditures, and related depreciation expense. No changes have been made to the composition of the Divisions. Additionally, the Company changed its accounting principle of presenting shipping and handling expenses in Operating and selling expenses (previously Store and warehouse operating and selling expenses) to a preferable accounting principle of presenting such expenses in Costs of goods sold and occupancy costs. The Company considers this presentation preferable because it includes costs associated with revenues in the calculation of gross profit and provides better comparability to industry peers. Prior period results have been reclassified to conform to the current period presentation for both the change in accounting principle and the change in measurement of Division operating income (loss). These changes result in the decrease in Gross profit in the Condensed Consolidated Statements of Operations and revised measure of Division operating income (loss). Refer to Note H in Notes to the Condensed Consolidated Financial Statements for additional Division information. Neither the change in accounting principle, nor the change in Division operating income (loss) impacted Consolidated Operating income (loss), Net earnings (loss), or Earnings (loss) per share for the respective periods.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our Condensed Consolidated Financial Statements and the Notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2012 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 20, 2013, as updated with subsequent current reports in 2013 (the “2012 Form 10-K”).

This MD&A contains significant amounts of forward-looking information. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Our discussion of Risk Factors, found in Item 1A of this Form 10-Q and our 2012 Form 10-K, and Forward-Looking Statements, found immediately following the MD&A in our 2012 Form 10-K, apply to these forward-looking statements.

RESULTS OF OPERATIONS

OVERVIEW

A summary of certain factors impacting results for the first quarter of 2013 is provided below. Additional discussion of first quarter results is provided in the narrative that follows.

•	On February 20, 2013, the Company entered into a merger agreement with OfficeMax Incorporated (“OfficeMax”), pursuant to which the Company and OfficeMax would combine in an all-stock merger transaction (the “Merger Agreement”). At the effective time of the merger, the Company would issue 2.69 new shares of common stock for each outstanding share of OfficeMax common stock. Currently, the Company is considered the accounting acquirer. The accounting acquirer determination will be confirmed at the effective time of the merger. The transaction must be approved by the shareholders of each company and certain regulators. The Company has recognized $15 million of Merger and other expenses during the first quarter of 2013 and will continue to recognize related expenses as incurred.

•	Sales in the first quarter of 2013 decreased 5% compared to the first quarter of 2012. Among other factors, the decrease reflects a shift in the timing of holidays. The decrease in sales had an adverse flow through impact on each of the Divisions’ operating income.

•	Sales in the North American Retail Division decreased 6%; comparable store sales decreased 5%.

•	Sales in the North American Business Solutions Division decreased 1%.

•	International Division sales decreased 8% in U.S. dollars, and decreased 9% in constant currencies.

•	The North American Retail Division recognized non-cash asset impairment charges of $5 million and $18 million during the first quarters of 2013 and 2012, respectively.

•	The first quarter of 2012 included a net gain from Recovery of purchase price related to a 2003 acquisition. Cash received from the settlement was contributed to the acquired pension plan.

•	The first quarter of 2012 included loss on extinguishment of debt related to the refinancing of $250 million of senior notes.

•	Income tax expense for the first quarter of 2013 reflects the impact of limitations on recognizing deferred tax benefits because of valuation allowances in several tax jurisdictions, as well as incremental tax expense on earnings of our joint venture in Mexico. Valuation allowances also impacted tax expense for the first quarter of 2012.

•	Diluted loss per share was $(0.06) for the first quarter of 2013 compared to diluted earnings per share of $0.14 for the same period in 2012.

DIVISION RESULTS

North American Retail Division

	First Quarter
(Dollars in millions)	2013	2012
Sales	$1,143.8	$1,219.6
% change	(6)%	(8)%
Division operating income	$15.0	$18.1
% of sales	1.3%	1.5%

First quarter sales in the North American Retail Division were $1.1 billion, a decrease of 6% compared to the prior year, in part, reflecting the timing of holidays. Comparable store sales in the 1,078 stores that have been open for more than one year decreased 5% for the first quarter of 2013. The decline in comparable sales of technology peripheral items, such as software and accessories, contributed significantly to the Division’s overall comparable sales decline. Customers switching from laptop computers to tablets contributed to lower sales but improved product margins. Sales in our Copy and Print Depot, as well as cleaning and breakroom supplies increased, while sales of furniture and supplies, including ink and toner, decreased. Average order value was slightly negative and customer transaction counts declined approximately 5% compared to the same period last year.

The North American Retail Division reported operating income of $15 million in the first quarter of 2013, compared to $18 million in the same period of 2012. Division operating income included charges of $6 million and $18 million for the first quarters of 2013 and 2012, respectively, primarily related to non-cash asset impairments. Asset impairment charges have been recognized each quarter since the third quarter of 2011. The store-level asset impairment calculation each period is based on the Company’s best assessment of future sales and operating expenses, but has been negatively impacted by continued sales declines, as well as adoption in the third quarter of 2012 of a revised North American Retail Strategy. This strategy includes downsizing, relocating and closing stores at the end of their scheduled lease terms over the next several years.

After considering the impairment and other charges, the first quarter 2013 operating income reflects the negative flow through effect of lower sales, partially offset by cost management in the supply chain and lower advertising expenses, compared to the same period in 2012.

During the first quarter of 2013, the North American Retail Division closed one store, ending the period with 1,111 stores in operation.

North American Business Solutions Division

	First Quarter
(Dollars in millions)	2013	2012
Sales	$815.7	$827.7
% change	(1)%	3%
Division operating income	$25.3	$22.0
% of sales	3.1%	2.7%

First quarter sales in the North American Business Solutions Division were $816 million, a 1% decrease compared to the first quarter of 2012, in part, reflecting the timing of holidays. First quarter 2013 sales in the direct channel decreased 3%, while sales in the contract channel slightly decreased. The direct channel sales decrease resulted from lower purchases from customers who shop using catalogs and order through the inbound call centers, partially offset by growth in online sales. Contract channel sales to enterprise-level accounts and small- to medium-sized business customers increased; however, sales to public sector customers, mainly federal and higher education sectors, declined, reflecting their continued budgetary pressures. Sales of supplies, including paper and ink and toner, were lower, partially offset by increases in sales in Copy and Print Depot, furniture, and the cleaning and breakroom categories.

The North American Business Solutions Division reported operating income of $25 million in the first quarter of 2013, compared to $22 million in the same period of the prior year. Division operating income includes charges of $1 million and $2 million for the first quarters of 2013 and 2012, respectively, primarily related to severance and other restructuring activity. The increase in Division operating income reflects benefits from cost management in the supply chain, as well as lower advertising expenses.

International Division

	First Quarter
(Dollars in millions)	2013	2012
Sales	$758.7	$825.5
% change	(8)%	(2)%
% change in constant currency sales	(9)%	1%
Division operating income (loss)	$4.8	$(2.1)
% of sales	0.6%	(0.3)%

The International Division reported first quarter 2013 sales of $759 million, reflecting a decrease of 8% in U.S. dollars and 9% in constant currencies compared to the first quarter of 2012. Among other factors, the decrease reflects a shift in the timing of holidays. The contract channel sales in constant currency decreased, with modest growth in Germany being more than offset by weakness in sales in other European countries. First quarter 2013 sales in the direct channel were lower across the Division; however, the rate of decline has sequentially improved since the first quarter of 2012. This negative trend in the direct sales channel will continue to be an area of focus for the Company. The retail channel sales decreased with European retail sales lower in Sweden and France compared to the first quarter of 2012.

The International Division operating income for the first quarter of 2013 was $5 million, compared to an operating loss of $2 million in the same period of 2012. Included in this measure of Division operating income is approximately $2 million of net charges in the first quarter of 2013 and $20 million of charges in the same period of 2012. The charges in 2013 include a net benefit from an asset disposition in Europe that was more than offset by severance and other restructuring charges. Division operating loss in the first quarter of 2012 includes an $11 million adjustment to closed facility accruals after negotiations on a previously-pending transaction for the transfer of a closed distribution center were terminated and $9 million primarily related to severance costs for restructuring activities in several European locations. These activities are intended to consolidate and streamline future operations. After considering the charges in both periods, Division operating results reflect the negative impact of the flow through of lower sales, partially offset by operational improvements and lower advertising and payroll costs.

CORPORATE AND OTHER

Recovery of purchase price

The sale and purchase agreement (“SPA”) associated with a 2003 European acquisition included a provision whereby the seller was required to pay an amount to the Company if a specified acquired pension plan was calculated to be underfunded based on 2008 plan data. The amount calculated by the plan’s actuary was disputed by the seller but upheld by an independent arbitrator. The seller continued to dispute the award until both parties reached a settlement agreement in January 2012 and the seller paid approximately GBP 37.7 million to the Company, including GBP 5.5 million placed in escrow in 2011. Under the terms of the SPA, and in agreement with the pension plan trustees, the Company contributed the cash received, net of certain fees, to the pension plan. This contribution caused the plan to go from a net liability position at the end of 2011 to a net asset position of approximately $8.8 million at March 31, 2012. Because the goodwill associated with this transaction was fully impaired in 2008, this recovery is recognized in the first quarter of 2012 statement of operations. Also, consistent with the presentation in 2008, this recovery is reported at the corporate level and not included in the determination of International Division operating loss.

The $68.3 million Recovery of purchase price includes recognition of the cash received from the seller, certain fees incurred and reimbursed, as well as the release of an accrued liability as the settlement agreement releases any and all claims under the SPA. An additional expense of approximately $5.2 million related to this arrangement is included in G&A expenses, resulting in a net increase in operating profit for the first quarter of 2012 of $63.1 million. The transaction is treated as a non-taxable return of purchase price for tax purposes.

The cash payment from the seller was received by a subsidiary of the Company with the Euro as its functional currency and the pension plan funding was made by a subsidiary with Pound Sterling as its functional currency, resulting in certain translation differences between amounts reflected in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the first quarter of 2012. The receipt of cash from the seller is presented as a source of cash in investing activities. The contribution of cash to the pension plan is presented as a use of cash in operating activities. See Note D of the Notes to Condensed Consolidated Financial Statements.

Merger and other expenses

On February 20, 2013, the Company entered into a merger agreement with OfficeMax, pursuant to which the Company and OfficeMax would combine in an all-stock merger transaction. At the effective time of the merger, the Company would issue 2.69 new shares of common stock for each outstanding share of OfficeMax common stock. Currently, the Company is considered the accounting acquirer. The accounting acquirer determination will be confirmed at the effective time of the merger. The transaction must be approved by the shareholders of each company and certain regulators. The Company has recognized $15 million of Merger and other expenses during the first quarter of 2013 and will continue to recognize related expenses as incurred. These expenses include investment banking, legal, accounting, and related third party costs associated with the transaction, including preparation for regulatory filings and shareholder approvals and governance matters. Such costs are expensed as incurred and are expected to increase throughout the year.

G&A Expenses

G&A expenses are charged to business segments in determination of Division operating income (loss) to the extent those costs are considered to be directly or closely related to segment activity and through an allocation of corporate support costs. Other companies may charge more or less G&A expenses and other costs to their segments, and our results therefore may not be comparable to similarly titled measures used by other companies. Our measure of Division operating income (loss) should not be considered as an alternative to operating income or net earnings determined in accordance with accounting principles generally accepted in the United States of America.

Total G&A expenses decreased to $159 million in the first quarter of 2013 from $178 million in the first quarter of 2012. A breakdown of total G&A expenses between the portion included in Division operating income (loss) and the portion considered corporate expenses is provided in the following table:

	First Quarter
(In millions)	2013	2012
Division G&A expenses	$138.6	$149.4
Corporate G&A expenses	20.3	28.5

Total G&A expenses	$158.9	$177.9

Total G&A expenses include restructuring and business process improvement charges of approximately $4 million and $16 million for the first quarters of 2013 and 2012, respectively. In the first quarter of 2013, the $4 million was included in the determination of Division operating income discussed above. Corporate G&A expenses in the first quarter of 2012 included approximately $7 million of charges, with $5 million relating to the recovery of purchase price discussed above. Net of these charges, Corporate G&A expenses decreased slightly from reduced headquarters costs.

Other Income (Expense)

The increase in interest expense for the first quarter of 2013 compared to the same period of 2012 is attributable to the higher interest rate on $250 million of Senior Secured Notes issued in March 2012 that were used to refinance the same amount of Senior Notes previously outstanding.

On March 15, 2012, the Company completed the settlement of its cash tender offer to purchase up to $250 million aggregate principal amount of its outstanding 6.25% senior notes due 2013. The total consideration for each $1,000.00 note surrendered was $1,050.00. Additionally, tender fees and a proportionate amount of deferred debt issue costs and a deferred cash flow hedge gain were included in the measurement of the $12.1 million extinguishment costs reported in the Condensed Consolidated Statements of Operations for the first quarter of 2012.

Miscellaneous income, net is primarily attributable to earnings from our joint venture in Mexico, Office Depot de Mexico. The decrease in Miscellaneous income, net for the first quarter of 2013 reflects earnings from the joint venture in Mexico of approximately $7 million in the first quarter of 2013, compared to $8 million in the same period of the prior year, as well as lower results from our joint venture in India.

The Company continues to explore strategic alternatives relating to our joint venture in Mexico. As provided in the Merger Agreement, certain actions require the consent of OfficeMax.

Income Taxes

Income tax expense for the first quarter of 2013 exceeded pre-tax income. As in past periods, deferred tax benefits are not recognized on pre-tax losses in tax jurisdictions with valuation allowances, while tax expense is recognized in jurisdictions with pre-tax earnings. Additionally, in the fourth quarter of 2012, the Company recognized deferred tax liabilities on the book over tax basis difference on its investment in Office Depot de Mexico because permanent reinvestment of earnings could no longer be assured. Additional deferred tax expense was recognized in the first quarter of 2013 from an increase in this basis difference, primarily resulting from their current period earnings.

Income tax expense for the first quarter of 2012 was impacted by the recovery of purchase price that was treated as a purchase price adjustment for tax purposes. As discussed in Note D, this recovery would have been a reduction of related goodwill for financial reporting purposes, but the related goodwill was impaired in 2008. Additionally, the loss on extinguishment of debt in the United States during the first quarter of 2012 did not generate a financial statement tax benefit because of existing valuation allowances. The first quarter 2012 income tax provision was also impacted by valuation allowances that limited recognition of deferred tax benefits, as discussed above. This interim income tax accounting is likely to result in significant variability of the effective tax rate throughout the course of the 2013 year. Changes in income projections and the mix of income across jurisdictions could also impact the effective tax rate each quarter.

The Company has reached a tentative settlement with the U.S. Internal Revenue Service (“IRS”) Appeals Division to close the previously-disclosed IRS deemed royalty assessment relating to foreign operations. The settlement is subject to the Congressional Joint Committee on Taxation approval which is anticipated in 2013. The resolution of this matter will close all known disputes with the IRS relating to tax years 2009 and 2010 and is expected to result in the receipt of approximately $14 million from a previously approved carryback of a tax accounting method change.

The Company files a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations for years before 2009. As discussed above, U.S. federal filings for 2009 and 2010 are awaiting final resolution. The 2011 IRS Examination has been completed, and pending the final resolution of the tentative settlement with the IRS Appeals Division for 2009 and 2010 the IRS has made a deemed royalty assessment of $12.4 million ($4.3 million tax-effected) relating to 2011 foreign operations. The Company disagrees with this assessment and believes that no uncertain tax position accrual is required as of March 30, 2013. Additionally, the U.S. federal tax return for 2012 is under review, and it is reasonably possible that the audits for one or more of these periods will be closed prior to the end of 2013. Significant international tax jurisdictions include the UK, the Netherlands, France and Germany. Generally, the Company is subject to routine examination for years 2008 and forward in these jurisdictions. It is reasonably possible that certain of these audits will close within the next 12 months, which the Company does not believe would result in a material change in its accrued uncertain tax positions. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits, however, an estimate of such changes cannot reasonably be made.

New Accounting Pronouncements

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

At March 30, 2013, we had approximately $549.3 million in cash and equivalents and another $674.7 million available under the Amended Credit Agreement based on the March borrowing base certificate, for a total liquidity of approximately $1.2 billion. We currently believe that available funds and cash flows generated from operations will be sufficient to fund our working capital, capital expenditure and debt repayment requirements for at least the next twelve months.

At March 30, 2013, no amounts were drawn under the Amended Credit Agreement. There were no amounts outstanding during the first quarter of 2013 at any month end. There were letters of credit outstanding under the Amended Credit Agreement at the end of the quarter totaling approximately $88 million. An additional $0.2 million of letters of credit were outstanding under separate agreements.

We also had short-term borrowings of $2 million at March 30, 2013 under various local currency credit facilities for our international subsidiaries that had an effective interest rate at the end of the first quarter of approximately 5.5%. The maximum month end amount and maximum monthly average amount occurred in March at approximately $2 million. Additionally, at March 30, 2013, the Company had a bank overdraft position of $22 million, which was settled the next business day after the end of the first quarter of 2013. The majority of these short-term borrowings represent outstanding balances on uncommitted lines of credit, which do not contain financial covenants.

The $150 million of 6.25% senior notes due August 2013 is classified as a current liability in the first quarter of 2013.

The Company was in compliance with all applicable financial covenants at March 30, 2013.

Dividends on the Company’s redeemable preferred stock are payable quarterly, and will be paid in-kind or in cash, only to the extent that the Company has funds legally available for such payment and a cash dividend is declared by the Company’s Board of Directors. Dividends in the first quarter of 2013 have been paid in cash. The Company anticipates paying dividends in cash for the remainder of 2013.

Merger Agreement

Concurrent with execution of the Merger Agreement, the Company entered into certain additional agreements with the holders of the Company’s preferred stock (the “Preferred Stockholders”), and with OfficeMax. Under one of these agreements, the Preferred Stockholders agreed to vote all of their voting securities in favor of the merger and against any alternative transactions proposed with respect to the Company. Additionally, immediately following approval of the merger by the Company’s shareholders, the Company has agreed to redeem for cash 50 percent of the preferred stock held by the Preferred Stockholders at the redemption price then applicable to the preferred stock. The remaining 50 percent of the preferred stock held by the Preferred Stockholders will either be redeemed for cash by the Company immediately prior to closing or, in certain circumstances, during the period between shareholder approval and prior to closing, may be converted into the Company’s common stock and subsequently sold by the Preferred Stockholders. The Company also has committed to purchase the amount of the Company’s common stock held by the Preferred Stockholders by virtue of any conversion such that the Preferred Stockholders would not own more than 5% of the aggregate Company common stock immediately following the merger. The current preferred stock redemption price of 107% of the liquidation preference amount will decrease to 106% of the liquidation preference amount on June 23, 2013 and that rate will be effective for the following twelve months. Should the shareholders approve this merger, the payment to the Preferred Stockholders at the current redemption price would be $217.6 million. Of this amount, $24.5 million would be classified as a preferred stock dividend and result in a reduction of net earnings (loss) attributable to common stockholders. In the event the remaining 50 percent of the preferred stock is also redeemed by the Company, a similar reduction of cash and net earnings (loss) attributable to common shareholders will occur immediately prior to closing. Should the Preferred Stockholders convert any allowable portion of the preferred stock to common stock, the net carrying value of this portion of preferred stock will be reclassified into common stock and additional paid-in capital. Any purchase by the Company of Company common stock held by the Preferred Stockholders will be at the preceding trading day’s closing price as listed on the New York Stock Exchange and will be presented in the financial statements as additional purchases of treasury stock.

Amended Credit Agreement

On March 4, 2013, the Company entered into a Second Amendment (the “Amendment”) to the Amended Credit Agreement. The Amendment provides the Company the ability to make payments to the Preferred Stockholders to redeem the Company’s preferred stock and to repurchase certain amounts of common stock if any is held by the Preferred Stockholders, in each case as required pursuant to the merger transaction contemplated by the Company’s Merger Agreement with OfficeMax and documents related thereto.

Cash Flows

During the first quarter of 2013, cash used by operating activities was approximately $94 million, compared to a use of approximately $93 million during the same period last year. During the 2012 period, the Company recognized a credit in earnings as the Recovery of purchase price from a 2003 business combination. The cash portion of this recovery is reclassified out of earnings and reflected as a source of cash in investing activities. Additionally, that cash was required by the original purchase agreement to be contributed to the acquired pension plan. That pension funding during the first quarter of 2012 is presented as a use of cash in operating activities.

Changes in net working capital and other components for the first quarter of 2013 resulted in a $156 million use of cash compared to a $126 million use in the same period last year. This increased use of cash in 2013 largely reflects the timing of activity toward the end of the respective balance sheet periods, with 2013 experiencing a greater decrease in accounts payable and accrued expenses and a greater increase in accounts receivable. These uses were partially offset by proceeds from an accounts receivable factoring agreement. Working capital is influenced by a number of factors including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, see Note A of the Notes to Condensed Consolidated Financial Statements.

Cash used by investing activities was approximately $28 million in the first quarter of 2013, compared to a source of cash of approximately $34 million in the same period last year. The source of cash for the 2012 period reflects the Recovery of purchase price of $50 million discussed above, release of restricted cash associated with the same transaction of $9 million and proceeds from assets sold of $10 million. Capital expenditures were $29 million in the first quarter of 2013 compare to $35 million in the same period last year.

Cash provided by financing activities was approximately $7 million for the first quarter of 2013, compared to a use of cash of $27 million in the same period last year. During the first quarter of 2012 the Company completed the settlement of a cash tender offer to purchase up to $250 million aggregate principal amount of its outstanding 6.25% senior notes due 2013. The Company also issued $250 million aggregate principal amount of 9.75% senior secured notes due March 15, 2019. The tender activity resulted in a $13 million cash loss on extinguishment of debt. Additionally, new issuance costs and costs to amend a separate borrowing agreement totaled $8 million. The dividend on preferred stock was paid in cash in the first quarter of 2013 and paid-in-kind during the first quarter of 2012. Net proceeds on other long- and short-term borrowings amounted to $17 million in the first quarter of 2013 compared to net repayment of $6 million in the same period last year.

CRITICAL ACCOUNTING POLICIES

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2012 Form 10-K in Note A of the Notes to the Consolidated Financial Statements and the Critical Accounting Policies section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risks

At March 30, 2013, there had not been a material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of the Company’s 2012 Form 10-K.

Foreign Exchange Rate Risks

At March 30, 2013, there had not been a material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of the Company’s 2012 Form 10-K.

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

Based on management’s evaluation, as of March 30, 2013, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that the Company files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

In addition, in the ordinary course of business, sales to and transactions with government customers may be subject to lawsuits, investigations, audits and review by governmental authorities and regulatory agencies, with which the Company cooperates. Many of these lawsuits, investigations, audits and reviews are resolved without material impact to the Company. While claims in these matters may at times assert large demands, the Company does not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect our financial position, results of our operations or cash flows. In addition to the foregoing, State of California et. al. ex. rel. David Sherwin v. Office Depot was filed in Superior Court for the State of California, Los Angeles County, and unsealed on October 19, 2012. This lawsuit relates to allegations regarding certain pricing practices in California under now expired agreements that were in place between 2001 and 2011, pursuant to which state, local and non-profit agencies purchased office supplies (the “Purchasing Agreements”) from us. This action seeks as relief monetary damages. This lawsuit is now pending in the United States District Court for the Central District of California after a Notice of Removal was filed by the Company. We believe that adequate provisions have been made for probable losses on one claim in this matter and such amounts are not material. However, in light of the early stages of the other claims and the inherent uncertainty of litigation, we are unable to reasonably determine the full effect of the potential liability in the matter. Office Depot intends to vigorously defend itself in this lawsuit, and filed motions to dismiss. The Court has specified a procedure for the motions to be re-filed and for the briefing to be re-formatted. Additionally, during the first quarter of 2011, we were notified that the United States Department of Justice (“DOJ”) commenced an investigation into certain pricing practices related to the Purchasing Agreement. We have cooperated with the DOJ on this matter.

On February 20, 2013, Office Depot and OfficeMax announced a definitive agreement under which the companies would combine in an all-stock merger-of-equals transaction. Between February 25, 2013 and March 29, 2013, six putative class action lawsuits were filed in the Circuit Court of the Eighteenth Judicial Circuit in Dupage County, Illinois alleging that the defendant companies and individual members of OfficeMax’s Board of Directors violated applicable laws by directly breaching and/or aiding and abetting breaches of the fiduciary duties of loyalty and due care owed to plaintiff and the proposed class and self-dealing. The plaintiffs seek injunctive relief rescission, as well as fees and costs. The lawsuits have been consolidated as Venkata S. Donepudi v. OfficeMax Incorporated et. al., and is in very early stages.

Item 1A. Risk Factors.

Except for the additional risk factors set forth below, there have been no material changes in our risk factors from those previously disclosed in the Company’s 2012 Form 10-K.

Our entry into a merger agreement with OfficeMax may have adverse impacts

On February 20, 2013, we entered into a Merger Agreement with OfficeMax. Consummation of the merger is subject to customary closing conditions, including regulatory (including antitrust) approvals, and approval by our stockholders and the stockholders of OfficeMax. It is not certain that these conditions will be met or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the merger as provided for under the Merger Agreement, or at all. We face risks and uncertainties due both to the pendency of the merger as well as the potential failure to consummate the merger, including:

• We may not realize any or all of the potential benefits of the merger, including the substantial synergies that could result from combining the resources of Office Depot and OfficeMax;

• We will remain liable for significant transaction costs, including legal, financial advisory, accounting, and other costs relating to the merger even if it is not consummated;

• If the Merger Agreement is terminated before we complete the merger, under some circumstances, we may have to pay a termination fee to OfficeMax of $30 million in cash;

• The pendency of the merger could have an adverse impact on the Company’s relationships with employees, customers and suppliers, and prospective customers or other third parties may delay or decline entering into agreements with us as a result of the announcement of the proposed merger; and

• The attention of our management and employees may be diverted from day-to-day operations.

The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and our stock price.

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

On March 4, 2013, the Company entered into a Second Amendment (the “Amendment”) to the Amended Credit Agreement. The Amendment provides the Company the ability to make payments to holders of the Company’s preferred stock (the “Preferred Stockholders”) to redeem the Company’s preferred stock and to repurchase certain amounts of common stock if any is held by the Preferred Stockholders, in each case as required pursuant to the merger transaction contemplated by the Company’s Merger Agreement with OfficeMax and documents related thereto.

Item 6. Exhibits.

Exhibits

2.1	Agreement and Plan of Merger, dated as of February 20, 2013, by and among Office Depot, Inc., Dogwood Merger Sub Inc., Dogwood Merger Sub LLC, Mapleby Holdings Merger Corporation, Mapleby Merger Corporation and OfficeMax Incorporated (Incorporated herein by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on February 22, 2013).

3.1	Amended and Restated Bylaws of Office Depot, Inc., effective January 24, 2013 (Incorporated herein by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on February 22, 2013).

3.2	Amended and Restated Bylaws of Office Depot, Inc., effective February 22, 2013 (Incorporated herein by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on January 24, 2013).

10.1	Voting Agreement, dated as of February 20, 2013, by and among Office Depot, Inc., OfficeMax Incorporated, BC Partners, Inc. and the other investors party thereto (Incorporated herein by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on February 22, 2013).

10.2	Termination Agreement, dated as of February 20, 2013, by and among Office Depot, Inc., BC Partners, Inc. and the other investors party thereto (Incorporated herein by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on February 22, 2013).

10.3	Form of Letter Agreement (amending the Change in Control Agreements with each of Michael Newman, Elisa Garcia and Steve Schmidt) (Incorporated herein by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on February 26, 2013).

10.4	Office Depot Omnibus Amendment to Outstanding Equity and Long-Term Incentive Awards (Incorporated herein by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on February 26, 2013).

10.5	Form of Second Amendment, dated as of March 4, 2013, to the Amended and Restated Credit Agreement dated as of May 25, 2011, as amended by the First Amendment to the Amended and Restated Credit Agreement, dated as of February 24, 2012, among Office Depot, Inc., and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated herein by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on March 6, 2013).

18	Preference letter regarding change in accounting principle

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Section 1350 Certification

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC.
(Registrant)

Date: April 30, 2013	By:	/s/ Neil R. Austrian
Neil R. Austrian
Chief Executive Officer and
Chairman, Board of Directors
(Principal Executive Officer)

Date: April 30, 2013	By:	/s/ Michael D. Newman
Michael D. Newman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 30, 2013	By:	/s/ Kim Moehler
Kim Moehler
Senior Vice President
and Controller
(Principal Accounting Officer)