Form 10-Q
period 2013-06-29
OFFICE DEPOT INC
filed 2013-07-30
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2013

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At June 29, 2013 there were 288,925,484 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 29, 2013	December 29, 2012	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$471,955	$670,811	$422,679
Receivables, net	746,645	803,944	809,353
Inventories	1,090,915	1,050,625	1,122,007
Prepaid expenses and other current assets	165,169	170,810	154,171

Total current assets	2,474,684	2,696,190	2,508,210
Property and equipment, net	809,965	856,341	971,930
Goodwill	63,086	64,312	61,683
Other intangible assets, net	15,428	16,789	32,169
Deferred income taxes	31,283	33,421	41,689
Other assets	353,119	343,726	341,631

Total assets	$3,747,565	$4,010,779	$3,957,312

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$880,629	$934,892	$906,103
Accrued expenses and other current liabilities	845,751	931,618	875,005
Income taxes payable	7,144	5,310	7,698
Short-term borrowings and current maturities of long-term debt	174,550	174,148	35,527

Total current liabilities	1,908,074	2,045,968	1,824,333
Deferred income taxes and other long-term liabilities	409,549	431,531	391,056
Long-term debt, net of current maturities	475,004	485,331	639,028

Total liabilities	2,792,627	2,962,830	2,854,417

Commitments and contingencies
Redeemable preferred stock, net (liquidation preference – $406,773 in June 2013 and December 2012, and $396,851 in June 2012)	386,401	386,401	378,751

Stockholders’ equity:
Office Depot, Inc. stockholders’ equity:
Common stock - authorized 800,000,000 shares of $.01 par value; issued shares – 294,840,752 in June 2013, 291,734,027 in December 2012 and 291,075,840 in June 2012	2,948	2,917	2,911
Additional paid-in capital	1,105,989	1,119,775	1,131,044
Accumulated other comprehensive income	194,429	212,717	194,829
Accumulated deficit	(677,096)	(616,235)	(547,007)
Treasury stock, at cost – 5,915,268 shares in 2013 and 2012	(57,733)	(57,733)	(57,733)

Total Office Depot, Inc. stockholders’ equity	568,537	661,441	724,044
Noncontrolling interests	—	107	100

Total equity	568,537	661,548	724,144

Total liabilities and equity	$3,747,565	$4,010,779	$3,957,312

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 20, 2013, as updated with subsequent current reports in 2013 (the “2012 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Sales	$2,418,619	$2,507,150	$5,136,879	$5,379,959
Cost of goods sold and occupancy costs	1,872,350	1,934,954	3,930,913	4,113,360

Gross profit	546,269	572,196	1,205,966	1,266,599
Operating and selling expenses	419,027	439,669	889,744	928,908
Recovery of purchase price	—	—	—	(68,314)
Asset impairments	4,418	23,861	9,662	41,755
General and administrative expenses	151,316	167,313	310,223	345,207
Merger and certain shareholder-related expenses	16,640	—	31,824	—

Operating income (loss)	(45,132)	(58,647)	(35,487)	19,043
Other income (expense):
Interest income	—	955	410	1,322
Interest expense	(16,717)	(17,703)	(33,112)	(32,181)
Loss on extinguishment of debt	—	(41)	—	(12,110)
Miscellaneous income, net	7,245	3,967	13,602	12,946

Loss before income taxes	(54,604)	(71,469)	(54,587)	(10,980)
Income tax expense (benefit)	(398)	(14,082)	6,262	(3,092)

Net loss	(54,206)	(57,387)	(60,849)	(7,888)
Less: Net earnings (loss) attributable to the noncontrolling interests	—	(5)	12	(9)

Net loss attributable to Office Depot, Inc.	(54,206)	(57,382)	(60,861)	(7,879)

Preferred stock dividends	10,170	6,899	20,339	15,115

Net loss available to common stockholders	$(64,376)	$(64,281)	$(81,200)	$(22,994)

Net loss per share:
Basic	$(0.23)	$(0.23)	$(0.29)	$(0.08)
Diluted	$(0.23)	$(0.23)	$(0.29)	$(0.08)

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2012 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Net loss	$(54,206)	$(57,387)	$(60,849)	$(7,888)
Other comprehensive income (loss), net of tax where applicable:
Foreign currency translation adjustments	(5,035)	(31,916)	(18,016)	3,252
Amortization of gain on cash flow hedge	(155)	(156)	(311)	(1,997)
Change in deferred pension	(3)	23	226	(277)
Change in deferred cash flow hedge	(724)	14	(191)	(681)

Total other comprehensive income (loss), net of tax, where applicable	(5,917)	(32,035)	(18,292)	297

Comprehensive loss	(60,123)	(89,422)	(79,141)	(7,591)
Comprehensive income (loss) attributable to the noncontrolling interests	—	(6)	8	(7)

Comprehensive loss attributable to Office Depot, Inc.	$(60,123)	$(89,416)	$(79,149)	$(7,584)

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2012 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	26 Weeks Ended
	June 29,	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(60,849)	$(7,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95,903	101,622
Charges for losses on inventories and receivables	28,005	32,850
Loss on extinguishment of debt	—	13,377
Recovery of purchase price	—	(58,049)
Pension plan funding	—	(58,030)
Asset impairments	9,662	41,755
Changes in working capital and other	(166,957)	(197,478)

Net cash used in operating activities	(94,236)	(131,841)

Cash flows from investing activities:
Capital expenditures	(62,328)	(62,471)
Recovery of purchase price	—	49,841
Restricted cash	(789)	—
Release of restricted cash	—	8,570
Proceeds from assets sold and other	(3,499)	20,624

Net cash provided by (used in) investing activities	(66,616)	16,564

Cash flows from financing activities:
Proceeds from exercise of stock options, including tax benefit	1,326	1,130
Share transactions under employee related plans	(2,772)	(208)
Preferred stock dividends	(20,339)	—
Payment for noncontrolling interests	(597)	(551)
Loss on extinguishment of debt	—	(13,377)
Debt related fees	—	(7,867)
Debt retirement	—	(250,000)
Debt issuance	—	250,000
Net payments on other long- and short-term borrowings	(11,321)	(11,198)

Net cash used in financing activities	(33,703)	(32,071)

Effect of exchange rate changes on cash and cash equivalents	(4,301)	(654)

Net decrease in cash and cash equivalents	(198,856)	(148,002)
Cash and cash equivalents at beginning of period	670,811	570,681

Cash and cash equivalents at end of period	$471,955	$422,679

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2012 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Summary of Significant Accounting Policies

Basis of Presentation: Office Depot, Inc., including consolidated subsidiaries (“Office Depot” or the “Company”), is a global supplier of office products and services. The Condensed Consolidated Balance Sheet at December 29, 2012 has been derived from audited financial statements at that date. The condensed consolidated interim financial statements as of June 29, 2013 and June 30, 2012, and for the 13-week and 26-week periods ended June 29, 2013 (also referred to as “the second quarter of 2013” and “the first half of 2013”) and June 30, 2012 (also referred to as “the second quarter of 2012” and “the first half of 2012”) are unaudited. However, in our opinion, these financial statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

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

These changes result in the decrease in Gross profit in the Condensed Consolidated Statements of Operations and revised measure of Division operating income (loss) in Note H. For purposes of comparability, the shipping and handling expenses for the second quarter and first half of 2012 have been reclassified, resulting in an increase in Costs of goods sold and occupancy costs of $173.9 million and $362.7 million, respectively, with a corresponding decrease in Operating and selling expenses. Division operating income (loss) for the second quarter and first half of 2012 have been revised to include $68.5 million and $132.7 million, respectively, of General and administrative and other expenses that previously were considered Corporate costs, and to reflect other Divisional cost allocations that have been revised to conform to allocation rates used in the current period. Neither the change in accounting principle, nor the change in Division operating income (loss) impacted Consolidated Operating income (loss), Net loss, or Loss per share for the periods presented.

We have included the balance sheet from June 30, 2012 to assist in analyzing the Company.

These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of the Company and its Condensed Consolidated Financial Statements, we recommend reading these Condensed Consolidated Financial Statements in conjunction with the audited financial statements which are included in the Annual Report on Form 10-K for the year ended December 29, 2012, filed on February 20, 2013 with the U.S. Securities and Exchange Commission (“SEC”), as updated with subsequent current reports in 2013, including the Form 8-K filed on April 30, 2013 that retrospectively applied these accounting changes to each of the three fiscal years in the period ended December 29, 2012.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

Cash Management: The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Accounts payable and accrued expenses as of June 29, 2013, December 29, 2012 and June 30, 2012 included $35 million, $53 million and $45 million, respectively, of amounts not yet presented for payment drawn in excess of disbursement account book balances, after considering offset provisions.

Cash and cash equivalents held outside the U.S. at June 29, 2013 amounted to $122 million.

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

In the second quarter of 2013, the Company sold receivables totaling $109 million, which the Company withdrew and settled in cash. In the first half of 2013, the Company sold receivables totaling $229 million, of which the Company withdrew $191 million and settled in cash. For the remaining $38 million receivables sold in the first half of 2013, the Company did not obtain cash directly from the financial institution. A retention guarantee of $11 million and $13 million are included in Prepaid expenses and other current assets as of June 29, 2013 and December 29, 2012, respectively. A receivable from the financial institution related to factored receivables of $11 million and $51 million are included in Receivables as of June 29, 2013 and December 29, 2012, respectively.

New Accounting Pronouncements: Effective for years beginning after December 15, 2013, transactions or events that result in companies losing a controlling interest in a foreign entity will cause the release of the related cumulative translation adjustment (“CTA”) amounts. Under current accounting rules, release of CTA only follows complete or substantially complete liquidation of a foreign entity. While there are no actions in process that would be impacted by this change in accounting, the Company continues to evaluate its foreign entities’ operations and future periods could be affected.

Note B – Merger Agreement

On February 20, 2013, the Company entered into a merger agreement with OfficeMax Incorporated (“OfficeMax”), pursuant to which the Company and OfficeMax would combine in an all-stock merger transaction (the “Merger Agreement”). At the effective time of the merger, the Company would issue 2.69 shares of common stock for each outstanding share of OfficeMax common stock. A selection committee has been formed with equal representation from the Board of Directors of the Company and OfficeMax to select a successor Chief Executive Officer for the combined company upon the completion of the merger. If no successor CEO has been selected by the time of closing the then-current CEOs of both the Company and OfficeMax will be appointed as co-CEOs and co-Chairmen and the Board of Directors will be made up of an additional five independent directors appointed by the Company and five independent directors appointed by OfficeMax. If a successor CEO has been selected by the time of closing, and that successor CEO is neither the current CEO of the Company or OfficeMax, the full Board of Directors will have 11 members, including the successor CEO and five independent directors appointed by the Company and five independent directors appointed by OfficeMax. In the event the successor CEO selected by the time of closing is either the current CEO of the Company or OfficeMax, the full Board of Directors will have 12 members with an additional independent director appointed by the company whose CEO was not selected as the successor CEO.

Based on the facts continuing since the date of the Merger Agreement, the Company is considered to be the accounting acquirer. This determination will be finalized at the time of closing. With the Company as the accounting acquirer, the closing date purchase consideration will be allocated to the fair value of OfficeMax assets and liabilities.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

On July 10, 2013, shareholders of the Company and shareholders of OfficeMax approved the transactions contemplated by the Merger Agreement. The merger will not be final until the receipt of certain regulatory approvals and completion of other customary closing conditions. The Merger Agreement includes certain termination rights for both the Company and OfficeMax, including termination in the event certain antitrust approvals are not received. Additionally, a change in recommendation from the Company’s or OfficeMax’s Board of Directors may require that recommending party to pay a termination fee of $30 million to the other party.

Concurrently with the execution of the Merger Agreement, the Company entered into certain additional agreements (the “Merger-related Agreements”) with the holders of the Company’s preferred stock (the “Preferred Stockholders”), and with OfficeMax. In accordance with these agreements, on July 11, 2013, as a result of shareholder approval of the merger, the Company redeemed 50 percent of the preferred stock held by the Preferred Stockholders with a cash payment of $216.2 million. This payment included $23.0 million that will be classified as a preferred stock dividend in the third quarter 2013 Condensed Consolidated Statements of Operations, reducing net earnings or increasing net loss attributable to common shareholders. Refer to Note O for further details.

In connection with the merger, the remaining 50 percent of the preferred stock held by the Preferred Stockholders either will be redeemed by the Company or converted by the Preferred Stockholders into Company’s common stock and sold. If redeemed by the Company, a reduction of cash and a reduction of net earnings or increase of net loss attributable to common shareholders similar to the amounts related to the redemption discussed above will occur immediately prior to closing of the merger. If converted by the Preferred Stockholders into Company common stock but not sold by the time of closing, the Company has committed to purchase the amount of Company’s common stock held by the Preferred Stockholders such that the Preferred Stockholders would not own more than 5% of the aggregate Company common stock immediately following the closing of the merger. Should the Preferred Stockholders convert any allowable portion of the preferred stock to common stock, the net carrying value of this portion of preferred stock will be reclassified into common stock and additional paid-in capital. Any purchase by the Company of the Company’s common stock held by the Preferred Stockholders will be at the preceding trading day’s closing price as listed on the New York Stock Exchange and will be presented in the Consolidated Financial Statements as additional purchases of treasury stock.

Transaction costs associated with the merger are being expensed as incurred and are presented in the Condensed Consolidated Statement of Operations as Merger and certain shareholder-related expenses. The merger expenses include investment banking, legal, accounting, and related third party costs associated with the transaction, including preparation for regulatory filings and shareholder approvals, as well as accruals for retention of key employees. The certain shareholder-related expenses include costs incurred to provide shareholders with information to make decisions about the future composition of the board of directors, among other costs. Certain fees are contingent on the transaction closing. Pro forma information and the allocation of purchase price will be provided following completion of the transaction.

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

Within 30 days of the July 9, 2013 closing of the sale of the Company’s ownership in Office Depot de Mexico, S.A. de C.V. (“Office Depot de Mexico”), the Company is required to offer to repurchase the $250 million Senior Secured Notes at 100% of par plus accrued and unpaid interest. The offer to repurchase the Senior Secured Notes began July 30, 2013 and will extend through August 28, 2013, unless extended or earlier terminated. As indicated in Note K, the estimated fair value at June 29, 2013 exceeds the carrying value of the Senior Secured Notes. Refer to Note O.

Additionally, on or prior to March 15, 2015, the Company may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 109.750% of the principal amount of the Senior Secured Notes redeemed plus accrued and unpaid interest to the redemption date; and, upon the occurrence of a change of control, holders of the Senior Secured Notes may require the Company to repurchase all or a portion of the Senior Secured Notes in cash at a price equal to 101% of the principal amount of the Senior Secured Notes to be repurchased plus accrued and unpaid interest to the repurchase date. Change of control, as defined in the Indenture, is a transfer of all or substantially all of the assets of Office Depot, acquisition of more than 50% of the voting power of Office Depot by a person or group, or members of the Office Depot Board of Directors as previously approved by the shareholders of Office Depot ceasing to constitute a majority of the Office Depot Board of Directors.

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

The remaining $150 million outstanding Senior Notes is due in August 2013 and is classified as a current liability in the Condensed Consolidated Balance Sheet as of June 29, 2013 and December 29, 2012.

Amended Credit Agreement

On March 4, 2013, the Company entered into a Second Amendment (the “Amendment”) to the Amended Credit Agreement. The Amendment provides the Company the ability to make payments to the Preferred Stockholders to redeem the Company’s preferred stock and to repurchase certain amounts of common stock if any is held by the Preferred Stockholders, in each case as required pursuant to the merger transaction contemplated by the Merger Agreement and documents related thereto.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

Note D – Recovery of Purchase Price from Previous Acquisition

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

This pension provision of the SPA was disclosed in 2003 and subsequent periods as a matter that would reduce goodwill when the plan was remeasured and cash received. However, all goodwill associated with this transaction was impaired in 2008, and because the remeasurement process had not yet begun, no estimate of the potential payment to the Company could be made at that time. Consistent with disclosures subsequent to the 2008 goodwill impairment, resolution of this matter in the first quarter of 2012 was reflected as a credit to operating expense. The cash received from the seller, reversal of an accrued liability as a result of the settlement agreement, fees incurred in 2012, and fee reimbursement from the seller have been reported in Recovery of purchase price in the Condensed Consolidated Statements of Operations for the first half of 2012, totaling $68.3 million. An additional expense of $5.2 million of costs incurred in prior periods related to this arrangement is included in General and administrative expenses, resulting in a net increase in operating income for the first half of 2012 of $63.1 million. Similar to the presentation of goodwill impairment in 2008, this recovery and related charge is reported at the Corporate level, not as part of International Division operating income.

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

Severance and facility closure accruals are as follows:

(In millions)	Balance at December 29, 2012	Charges Incurred	Cash Payments	Non-Cash Settlements and Accretion	Currency and Other Adjustments	Balance at June 29, 2013
Termination benefits	$6	$15	$(13)	$—	$—	$8
Lease and contract obligations, accruals for facilities closures, and other costs	87	1	(18)	3	(3)	70

Total	$93	$16	$(31)	$3	$(3)	$78

Exit cost charges incurred during the first half of 2013 totaled $16 million. Of this amount, $9 million is included in Operating and selling expenses and $7 million is included in General and administrative expenses in the Condensed Consolidated Statement of Operations. The amounts of these charges that were recognized in North American Retail, North American Business Solutions, and International Divisions were $4 million, $1 million, and $11 million, respectively.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

Note F – Stockholders’ Equity

The following table reflects the changes in stockholders’ equity attributable to both Office Depot, Inc. and noncontrolling subsidiary interests.

(In thousands)	Attributable to Office Depot, Inc.	Attributable to noncontrolling interests	Total
Stockholders’ equity at December 29, 2012	$661,441	$107	$661,548
Comprehensive income (loss):
Net earnings (loss)	(60,861)	12	(60,849)
Other comprehensive loss	(18,288)	(4)	(18,292)

Comprehensive income (loss)	(79,149)	8	(79,141)
Preferred stock dividends	(20,339)	—	(20,339)
Share transactions under employee related plans	(1,451)	—	(1,451)
Purchase of subsidiary shares from noncontrolling interests	(482)	(115)	(597)
Amortization of long-term incentive stock grants	8,517	—	8,517

Stockholders’ equity at June 29, 2013	$568,537	$—	$568,537

Stockholders’ equity at December 31, 2011	$739,071	$214	$739,285
Comprehensive loss:
Net loss	(7,879)	(9)	(7,888)
Other comprehensive income	295	2	297

Comprehensive loss	(7,584)	(7)	(7,591)
Preferred stock dividends	(15,115)	—	(15,115)
Share transactions under employee related plans	888	—	888
Purchase of subsidiary shares from noncontrolling interests	(444)	(107)	(551)
Amortization of long-term incentive stock grants	7,228	—	7,228

Stockholders’ equity June 30, 2012	$724,044	$100	$724,144

Because of valuation allowances in multiple jurisdictions, the tax impact on elements of other comprehensive income is insignificant.

Other comprehensive income activity, net of tax, where applicable, is provided in the following table:

(In thousands)	Foreign Currency Translation Adjustments (b)	Amortization of Gain on Cash Flow Hedge (c)	Change in Deferred Pension	Change in Deferred Cash Flow Hedge (d)	Total
Balance at December 29, 2012	$215,931	$390	$(3,861)	$257	$212,717
Other comprehensive income (loss) activity before reclassifications	(15,021)	—	226	1,249	(13,546)
Amounts reclassified from Accumulated other comprehensive income to Consolidated Statement of Operations (a)	(2,991)	(311)	—	(1,440)	(4,742)

Net current-period other comprehensive income	(18,012)	(311)	226	(191)	(18,288)

Balance at June 29, 2013	$197,919	$79	$(3,635)	$66	$194,429

(a)	Amounts in parentheses indicate an increase to earnings. The amount of foreign currency translation adjustments reclassified to the Consolidated Statement of Operations for the three months ended June 29, 2013 was insignificant.
(b)	The amount reclassified to the Consolidated Statement of Operations is included in Operating and selling expenses.
(c)	The amount reclassified to the Consolidated Statement of Operations is included in Interest expense.
(d)	Included in the $(1,440) thousand are $(965) thousand and $(475) thousand recorded in Cost of goods sold and occupancy costs and Miscellaneous income, net, respectively.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

Note G – Earnings Per Share

The following table represents the calculation of net loss per common share:

	Second Quarter		First Half
(In thousands, except per share amounts)	2013	2012	2013	2012
Basic Earnings Per Share
Numerator:
Loss available to common shareholders	$(64,376)	$(64,281)	$(81,200)	$(22,994)
Denominator:
Weighted-average shares outstanding	280,507	279,522	281,043	279,037
Basic loss per share	$(0.23)	$(0.23)	$(0.29)	$(0.08)

Diluted Earnings Per Share
Numerator:
Net loss attributable to Office Depot, Inc.	$(54,206)	$(57,382)	$(60,861)	$(7,879)
Denominator:
Weighted-average shares outstanding	280,507	279,522	281,043	279,037
Effect of dilutive securities:
Stock options and restricted stock	4,083	4,311	5,190	4,538
Redeemable preferred stock	81,355	77,435	81,355	76,491

Diluted weighted-average shares outstanding	365,945	361,268	367,588	360,066
Diluted loss per share	N/A	N/A	N/A	N/A

Basic earnings (loss) per share (“EPS”) is computed after consideration of preferred stock dividends. Shares of the redeemable preferred stock have equal dividend participation rights with common stock. The Company has never paid a dividend on common stock, but the participation provisions require application of the two-class method for computing earnings per share. In periods of sufficient earnings, this method assumes an allocation of undistributed earnings to both participating stock classes. The two-class method impacted the computation of earnings for the first quarter of 2012, but was not applicable to the second quarter or first half of 2012 because it would have been antidilutive. The Preferred Stockholders are not required to fund losses. Following the July 2013 shareholder approval of the transactions contemplated by the Merger Agreement, the Company repurchased 50 percent of the preferred stock outstanding. Beginning in the third quarter of 2013, approximately 40 million shares of the dilutive effect of the redeemable preferred stock will not impact future quarterly calculations. As discussed in Note B, additional shares of the redeemable preferred stock may be repurchased prior to closing of the merger.

Awards of options and nonvested shares representing approximately 9.2 million and 8.9 million additional shares of common stock were outstanding for the second quarter and first half of 2013, respectively, and 17.0 million and 15.4 million for the second quarter and first half of 2012, respectively, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive. For purposes of calculating weighted average shares, no tax benefits have been assumed in jurisdictions where deferred tax valuation allowances have been recorded.

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

The following is a summary of significant accounts and balances by each of the Divisions, reconciled to consolidated totals.

	Sales
	Second Quarter		First Half
(In thousands)	2013	2012	2013	2012
North American Retail Division	$939,467	$993,852	$2,083,308	$2,213,434
North American Business Solutions Division	780,970	796,395	1,596,670	1,624,135
International Division	698,182	716,903	1,456,901	1,542,390

Total	$2,418,619	$2,507,150	$5,136,879	$5,379,959

	Division Operating Income (Loss)
	Second Quarter		First Half
(In thousands)	2013	2012	2013	2012
North American Retail Division	$(27,817)	$(50,381)	$(12,801)	$(32,319)
North American Business Solutions Division	30,748	19,547	56,044	41,505
International Division	(11,268)	(9,081)	(6,459)	(11,178)

Total	$(8,337)	$(39,915)	$36,784	$(1,992)

A reconciliation of the measure of Division operating income (loss) to consolidated loss before income taxes is as follows:

	Second Quarter		First Half
(In thousands)	2013	2012	2013	2012
Total Division operating income (loss)	$(8,337)	$(39,915)	$36,784	$(1,992)
Add/(subtract):
Recovery of purchase price	—	—	—	68,314
Merger and certain shareholder-related expenses	(16,640)	—	(31,824)	—
Unallocated charges	(117)	90	(137)	(6,784)
Unallocated operating expenses	(20,038)	(18,822)	(40,310)	(40,495)
Interest income	—	955	410	1,322
Interest expense	(16,717)	(17,703)	(33,112)	(32,181)
Loss on extinguishment of debt	—	(41)	—	(12,110)
Miscellaneous income, net	7,245	3,967	13,602	12,946

Loss before income taxes	$(54,604)	$(71,469)	$(54,587)	$(10,980)

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

The gross amount of goodwill and the amount of accumulated impairment losses as of June 29, 2013 are provided in the following table:

(In thousands)	North American Retail Division	North American Business Solutions Division	International Division	Total
Goodwill	$1,842	$367,790	$908,015	$1,277,647
Accumulated impairment losses	(1,842)	(348,359)	(863,134)	(1,213,335)

Balance as of December 29, 2012	—	19,431	44,881	64,312
2013 Changes:
Foreign currency exchange rate changes	—	—	(1,226)	(1,226)

Balance as of June 29, 2013	$—	$19,431	$43,655	$63,086

Following the July 2013 sale of the Company’s interest in Office Depot de Mexico and return of cash proceeds to the U.S. parent company, the fair value of the reporting unit with goodwill in the International Division will decrease below its carrying value and the full amount of goodwill is expected to be impaired. The gain on sale of investment and goodwill impairment will be recognized in the third quarter of 2013. Refer to Note O.

Note I – Employee Benefit Plans

Pension Disclosures

The components of net periodic pension benefit for the Company’s foreign pension plan are as follows:

	Second Quarter		First Half
(In millions)	2013	2012	2013	2012
Service cost	$—	$—	$—	$—
Interest cost	2.1	2.6	4.3	4.7
Expected return on plan assets	(3.0)	(3.2)	(6.1)	(5.5)

Net periodic pension benefit	$(0.9)	$(0.6)	$(1.8)	$(0.8)

During the first quarter of 2012, the Company settled a dispute related to funding of the pension plan acquired in 2003 and contributed the net settlement to the plan. Refer to Note D. The plan has been in a net asset position since that funding. There are no funding requirements while the plan has an asset surplus.

Note J – Income Taxes

For the first half of 2013, the Company recognized tax expense on a consolidated pre-tax loss. Due to valuation allowance in certain tax jurisdictions, deferred tax benefits are not recognized on pre-tax losses, while tax expense is recognized in jurisdictions with pre-tax earnings. Accordingly, interim income tax accounting is likely to result in significant variability of the effective tax rate throughout the course of the 2013 year. Changes in income projections and the mix of income across jurisdictions could also impact the effective tax rate each quarter. Consistent with the Company’s accounting policy, the income tax impacts of the subsequent events discussed in Note O have not been considered for the second quarter of 2013. The sale of the Company’s investment in Office Depot de Mexico will be considered in the Company’s income tax accounting for the third quarter of 2013.

The income tax benefit recognized for the second quarter of 2013 is less than that recognized for the second quarter of 2012 primarily due to an accrued benefit recognized in the second quarter of 2012 related to the favorable settlement of the U.S. Internal Revenue Service (“IRS”) examination of the 2009 and 2010 years, as discussed below. In addition to this accrued benefit, the income tax benefit recognized for the first half of 2012

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

was also impacted by the recovery of purchase price that was treated as a purchase price adjustment for tax purposes. As discussed in Note D, this recovery would have been a reduction of related goodwill for financial reporting purposes, but the related goodwill was impaired in 2008. Additionally, the loss on extinguishment of debt in the United States during the first quarter of 2012 did not generate a financial statement tax benefit because of existing valuation allowances.

The Company has reached a settlement with the IRS Appeals Division to close the previously-disclosed IRS deemed royalty assessment relating to foreign operations. The settlement was subject to the Congressional Joint Committee on Taxation approval, which was received during the second quarter of 2013. The resolution of this matter has closed all known disputes with the IRS relating to tax years 2009 and 2010 and should result in a refund of approximately $14 million from a previously approved carryback of a tax accounting method change.

The Company files a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations for years before 2009. As discussed above, final resolution on U.S. federal filings for 2009 and 2010 was achieved in the second quarter of 2013. For the 2011 year, the IRS has made a deemed royalty assessment of $12.4 million ($4.3 million tax-effected) relating to 2011 foreign operations. The Company disagrees with this assessment and believes that no uncertain tax position accrual is required as of June 29, 2013. Additionally, the U.S. federal tax return for 2012 is under review, and it is reasonably possible that the audits for one or more of these periods will be closed prior to the end of 2013. Significant international tax jurisdictions include the UK, the Netherlands, France and Germany. Generally, the Company is subject to routine examination for years 2008 and forward in these jurisdictions. It is reasonably possible that certain of these audits will close within the next 12 months, which the Company does not believe would result in a material change in its accrued uncertain tax positions. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

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

The fair values of foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data. At the end of the second quarter of 2013, the amounts receivable or payable under foreign currency and fuel contracts were not significant.

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

	June 29, 2013		December 29, 2012		June 30, 2012
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
6.25% senior notes	$150,006	$150,000	$149,953	$153,750	$149,963	$149,984
9.75% senior secured notes	$250,000	$303,125	$250,000	$265,938	$250,000	$246,563

Fair Value Estimates Used in Impairment Analyses

North American Retail Division

Because of declining sales in recent periods, the Company has conducted a detailed quarterly store impairment analysis. The analysis uses input from retail store operations and the Company’s accounting and finance personnel that organizationally report to the Chief Financial Officer. These projections are based on management’s estimates of store-level sales, gross margins, direct expenses, exercise of future lease renewal options, where applicable, and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. If the anticipated cash flows of a store cannot support the carrying value of its assets, the assets are impaired and written down to estimated fair value using Level 3 inputs. The Company recognized store asset impairment charges of $4 million and $10 million, in the second quarter and first half of 2013, respectively, and $24 million and $42 million, in the second quarter and first half of 2012, respectively.

The second quarter 2013 impairment charge reflects 16 stores that were reduced to estimated salvage value of $0.5 million, 145 previously fully impaired stores that had asset additions during the period impaired and long-lived assets for 16 locations that were reduced to estimated fair value of $1.7 million based on their projected cash flows, discounted at 13%. The remaining value after asset impairment charges will be depreciated over the remaining useful lives. A 100 basis point decrease in sales used in these estimates would have no significant impact on the impairment amount. Independent of the sensitivity on sales assumptions, a 50 basis point decrease in gross margin would have increased the impairment charge by approximately $1.6 million. The interrelationship of having both of those inputs change as indicated would have increased the impairment by approximately $1.9 million.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or in certain circumstances, even if store performance is as anticipated, additional impairment charges may result. However, at the end of the second quarter of 2013, the impairment analysis reflects the Company’s best estimate of future performance, including the intended future use of the Company’s retail store assets.

Fair Value Estimates Used for Paid-in-Kind Dividends

The Company’s Board of Directors can elect to pay quarterly dividends on the preferred stock in cash or in-kind. Dividends paid-in-kind are measured at fair value, using Level 3 inputs. The Company uses a binomial simulation that captures the call, conversion, and interest rate reset features as well as the optionality of paying the dividend in-kind or in cash. The Board of Directors and Company’s management consider then-current and estimated future liquidity factors in making that quarterly decision.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

Dividends were paid in cash for the first and second quarters of 2013 and paid-in-kind for the first and second quarters of 2012. For the second quarter of 2012, the simulation was based on a beginning stock price of $2.16, stock price volatility of 64.9%, a risk free rate of 2.8%, and credit spread of 13.6%. The calculation resulted in a fair value estimate of approximately $6.9 million for the second quarter of 2012. A stock price volatility of 55% or 75% would have increased the estimate by $0.9 million or decreased the estimate by $0.7 million, respectively. Using a beginning of period stock price of $1.50 or $3.00 would have decreased the estimate by $1.1 million or increased the estimate by $1.0 million, respectively. Assuming all future dividends would be paid in cash would have increased the estimate by $1.5 million. Assuming all future dividends would be paid-in-kind would have had no significant impact on the estimate.

Note L – Derivative Instruments and Hedging Activity

As a global supplier of office products and services the Company is exposed to risks associated with changes in foreign currency exchange rates, commodity prices, interest rates, and changing fuel prices from inbound and outbound transportation arrangements. The Company may enter into derivative transactions to mitigate such risks. Financial instruments authorized under the Company’s established risk management policy include spot trades, swaps, options, caps, collars, forwards and futures. Use of derivative financial instruments for speculative purposes is expressly prohibited. The fair value and activity of derivative financial instruments were not material as of and for the periods ended June 29, 2013 or June 30, 2012.

Note M – Investment in Unconsolidated Joint Venture

The Company participates in a joint venture in Mexico, Office Depot de Mexico. Because control is shared equally with a partner, this investment is accounted for using the equity method. The investment balance of $254.7 million, $241.8 million and $219.0 million at June 29, 2013, December 29, 2012 and June 30, 2012, respectively, and is included in Other Assets in the Condensed Consolidated Balance Sheets. The Company’s proportionate share of Office Depot de Mexico’s net income is presented in Miscellaneous income, net in the Condensed Consolidated Statements of Operations.

The following tables provide summarized information from the balance sheets and statements of income for Office Depot de Mexico:

	June 29,	December 29,	June 30,
(In thousands)	2013	2012	2012
Current assets	$390,515	$377,405	$438,335
Non-current assets	321,660	333,788	313,463
Current liabilities	201,133	219,774	323,093
Non-current liabilities	3,530	7,344	3,243

	Second Quarter		First Half
(In thousands)	2013	2012	2013	2012
Sales	$274,505	$259,931	$562,886	$544,583
Gross profit	84,171	78,019	169,043	160,523
Net income	13,793	9,778	28,374	26,350

On July 9, 2013, the Company completed the sale of its ownership interest in Office Depot de Mexico to the joint venture partner. Refer to Note O.

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

In addition, in the ordinary course of business, sales to and transactions with government customers may be subject to lawsuits, investigations, audits and review by governmental authorities and regulatory agencies, with which the Company cooperates. Many of these lawsuits, investigations, audits and reviews are resolved without material impact to the Company. While claims in these matters may at times assert large demands, the Company does not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect our financial position, results of our operations or cash flows. In addition to the foregoing, State of California et. al. ex. rel. David Sherwin v. Office Depot was filed in Superior Court for the State of California, Los Angeles County, and unsealed on October 19, 2012. This lawsuit relates to allegations regarding certain pricing practices in California under now expired agreements that were in place between 2001 and 2011, pursuant to which state, local and non-profit agencies purchased office supplies (the “Purchasing Agreements”) from us. This action seeks as relief monetary damages. This lawsuit is now pending in the United States District Court for the Central District of California after a Notice of Removal was filed by the Company. We believe that adequate provisions have been made for probable losses on one claim in this matter and such amounts are not material. However, in light of the early stages of the other claims and the inherent uncertainty of litigation, we are unable to reasonably determine the full effect of the potential liability in the matter. Office Depot intends to vigorously defend itself in this lawsuit, and filed a motion to dismiss. The Court vacated the motion to dismiss while the Court determines its jurisdiction. Additionally, during the first quarter of 2011, we were notified that the United States Department of Justice (“DOJ”) commenced an investigation into certain pricing practices related to the Purchasing Agreement. We have cooperated with the DOJ on this matter.

On February 20, 2013, Office Depot and OfficeMax announced a definitive agreement under which the companies would combine in an all-stock merger-of-equals transaction. Between February 25, 2013 and March 29, 2013, six putative class action lawsuits were filed by purported OfficeMax shareholders in the Circuit Court of the Eighteenth Judicial Circuit in DuPage County, Illinois challenging the transaction and alleging that the defendant companies and individual members of OfficeMax’s Board of Directors violated applicable laws by breaching their fiduciary duties and/or aiding and abetting such breaches. The plaintiffs sought, among other things, injunctive relief and rescission, as well as fees and costs. The lawsuits were consolidated as Venkata S. Donepudi v. OfficeMax Incorporated et. al. Subsequently, two similar lawsuits were filed in the United States District Court for the Northern District of Illinois. Like the state court lawsuits, the federal actions alleged that the disclosure in the joint proxy statement/prospectus was inadequate. On June 25, 2013, the parties entered into a Memorandum of Understanding (“MOU”) regarding settlement of the litigation. In consideration for the settlement and release, Office Depot and OfficeMax made certain supplemental disclosures to the joint proxy statement/prospectus. The MOU contemplates that the parties will attempt in good faith to agree to a stipulation of settlement to be submitted to the court for approval.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

Note O – Subsequent Events

Sale of Joint Venture Interest

On July 9, 2013, the Company closed on the sale of its 50 percent investment in Office Depot de Mexico to Grupo Gigante, S.A.B. de C.V. for the Mexican Peso amount of 8,777 million in cash. The transaction is expected to provide approximately $550 million of after-tax proceeds and result in an after-tax gain of approximately $240 million, though these amounts are not yet final. The gain will be recognized in the third quarter of 2013 as a component of Other income (expense) in the Condensed Consolidated Statements of Operations.

Within 30 days of the July 9, 2013 closing of the sale of the Company’s ownership in Office Depot de Mexico, S.A. de C.V. (“Office Depot de Mexico”), the Company is required to offer to repurchase the $250 million Senior Secured Notes at 100% of par plus accrued and unpaid interest. The offer to repurchase the Senior Secured Notes began July 30, 2013 and will extend through August 28, 2013, unless extended or earlier terminated. As indicated in Note K, the estimated fair value at June 29, 2013 exceeds the carrying value of the Senior Secured Notes.

The disposition of this asset from the International Division and return of cash to the U.S. parent is expected to result in the fair value of the related reporting unit falling below its carrying value. It is expected that goodwill impairment of $43.7 million also will be recognized in the third quarter of 2013 and reported on the Asset impairments line in the Condensed Consolidated Statements of Operations.

Shareholder Approval of the Merger

On July 10, 2013, shareholders of the Company and shareholders of OfficeMax approved the transactions contemplated by the Merger Agreement. The merger will not be final until the receipt of certain regulatory approvals and completion of other customary closing conditions. As provided for in Merger-related Agreements, on July 11, 2013, the Company redeemed 50 percent of the redeemable preferred stock with a cash payment of $216.2 million. This payment included $23.0 million that will be classified as a preferred stock dividend in the third quarter 2013 Condensed Consolidated Statements of Operations, reducing net earnings or increasing net loss attributable to common shareholders. This incremental dividend represents the redemption price of 106% of the liquidation preference that was in excess of the carrying value of the related preferred stock. The liquidation preference value exceeded the carrying value of the preferred stock because of prior period paid-in-kind dividends that were valued for accounting purposes in excess of the stated dividend rate, partially offset by deferred issuance costs. Under certain conditions provided by the Merger-related Agreements, the remaining preferred stock may be either redeemed by the Company or converted to Company common stock and sold by the Preferred Stockholders.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist readers in better understanding and evaluating our financial condition and results of operations. We recommend reading this MD&A in conjunction with our Condensed Consolidated Financial Statements and the Notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2012 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 20, 2013, as amended on April 26, 2013 and as further updated with subsequent current reports in 2013 (the “2012 Form 10-K”), including the Form 8-K filed on April 30, 2013 that retrospectively applied these accounting changes to each of the three fiscal years in the period ended December 29, 2012.

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

RESULTS OF OPERATIONS

OVERVIEW

A summary of certain factors impacting results for the second quarter and first half of 2013 is provided below. Additional discussion of the 2013 second quarter and first half results is provided in the narrative that follows.

•

On February 20, 2013, the Company entered into a merger agreement with OfficeMax Incorporated (“OfficeMax”), pursuant to which the Company and OfficeMax would combine in an all-stock merger transaction (the “Merger Agreement”). At the effective time of the merger, the Company would issue 2.69 new shares of common stock for each outstanding share of OfficeMax common stock. Currently, the Company is considered the accounting acquirer, which determination will be confirmed at the effective time of the merger. On July 10, 2013, shareholders of each company approved the transactions contemplated by the Merger Agreement. The merger will not be final until the receipt of certain regulatory approvals and completion other customary closing conditions.

•

The Company has recognized $17 million and $32 million of Merger and certain shareholder-related expenses during the second quarter and first half of 2013, respectively, and will continue to recognize related expenses as incurred.

•	Sales in the second quarter of 2013 decreased 4% compared to the second quarter of 2012.

•

The timing of the Easter holiday had a small positive impact in each of the Divisions compared to the prior year and was offset at the total Company level by negative sales comparisons due to country exits in the International Division in late 2012 and 2013.

•	Sales in the North American Retail Division decreased 5%; comparable store sales decreased 4%.

•	Sales in the North American Business Solutions Division decreased 2%.

•	International Division sales decreased 3% in both U.S. dollars and constant currency.

•

Total Company gross profit margin decreased 24 basis points in the second quarter of 2013, with increases in the North American Retail and North American Business Solutions Divisions and a decrease in the International Division.

•

The North American Retail Division recognized non-cash asset impairment charges of $4 million and $10 million during the second quarter and first half of 2013, respectively. Similar asset impairment charges were $24 million and $42 million for the second quarter and first half of 2012, respectively.

•

Pre-tax restructuring and other charges of $9 million and $13 million were recognized in the second quarter and first half of 2013, respectively. During the second quarter and first half of 2012, pre-tax restructuring and other charges of $9 million and a credit of $19 million were recognized, respectively. The $19 million credit in the second half of 2012 included a net gain on purchase price recovery of $63 million.

•

Income tax expense (benefit) for all periods reflect the impact of limitations on recognizing deferred tax benefits as a result of valuation allowances recorded in several tax jurisdictions. Additionally, the second quarter of 2012 included a $16 million tax benefit from an approved tax loss carryback.

•	Loss per share was $(0.23) for the second quarters of 2013 and 2012.

•

On July 9, 2013, the Company completed the sale of its investment in Office Depot de Mexico, S.A. de C.V. (“Office Depot de Mexico”) to Grupo Gigante, S.A.B. de C.V. for the Mexican Peso amount of 8,777 million in cash. The transaction is expected to provide approximately $550 million of after-tax proceeds.

•	On July 11, 2013, the Company redeemed 50 percent of the redeemable preferred stock with a cash payment of $216 million.

DIVISION RESULTS

North American Retail Division

	Second Quarter		First Half
(Dollars in millions)	2013	2012	2013	2012
Sales	$939.5	$993.9	$2,083.3	$2,213.4
% change	(5)%	(8)%	(6)%	(8)%
Division operating loss	$(27.8)	$(50.4)	$(12.8)	$(32.3)
% of sales	(3.0)%	(5.1)%	(0.6)%	(1.5)%

Second quarter sales in the North American Retail Division were $939 million, a decrease of 5% compared to the second quarter of 2012. Comparable store sales in the 1,077 stores that have been open for more than one year decreased 4% for the second quarter of 2013. The decline in comparable sales of technology and peripheral items contributed significantly to the Division’s overall comparable sales decline. Sales have declined in mid-price range laptops, which historically have been a large part of the Division’s laptop assortment. Customers switching from laptop computers to tablets contributed to lower sales but improved product margins. Sales in our Copy and Print Depot, as well as breakroom supplies increased. Sales of furniture were lower, caused by a decrease in promotional activity compared to the same period of 2012, and sales of supplies also decreased. Average order value declined approximately 3% and customer transaction count declined about 1% compared to the same period last year.

The North American Retail Division reported an operating loss of $28 million in the second quarter of 2013, compared to an operating loss of $50 million in the same period of 2012. Division operating loss included charges of $8 million and $25 million for the second quarters of 2013 and 2012, respectively, primarily related to non-cash asset impairments of $4 million and $24 million, respectively, and restructuring-related costs. Asset impairment charges have been recognized each quarter since the third quarter of 2011 and may continue in future periods.

After considering the impairment and other charges, the second quarter 2013 operating loss compared to the same period in 2012 resulted primarily from lower advertising, payroll and general and administrative expenses, partially offset by the negative flow through effect of lower sales.

During the second quarter of 2013, the North American Retail Division closed five stores and opened three, ending the period with a store count of 1,109.

Sales in the first half of 2013 decreased 6% compared to the first half of 2012. The timing of new year holidays negatively impacted sales in first quarter of 2013. Sales in the first half of 2013 compared to the same period in 2012 reflect lower sales of technology products, furniture and supplies. Sales in Copy and Print Depot and sales of cleaning and breakroom products increased. Division operating loss included asset impairment and other charges of $14 million and $43 million for the first half of 2013 and 2012, respectively. After considering these charges, the decrease in Division operating income in 2013 reflects the negative flow-through impact of lower sales, partially offset by lower advertising and other expenses through cost control initiatives.

North American Business Solutions Division

	Second Quarter		First Half
(Dollars in millions)	2013	2012	2013	2012
Sales	$781.0	$796.4	$1,596.7	$1,624.1
% change	(2)%	(1)%	(2)%	1%
Division operating income	$30.7	$19.5	$56.0	$41.5
% of sales	3.9%	2.5%	3.5%	2.6%

Second quarter sales in the North American Business Solutions Division were $781 million, a 2% decrease compared to the second quarter of 2012. Second quarter 2013 sales in the contract channel decreased low-single digits compared to the same period in 2012, reflecting the restructuring and relocation of our technology selling effort and continued customer budgetary pressures on sales to the federal government. After considering these factors, sales in the contract channel were slightly positive for the second quarter. The technology restructuring may continue to negatively impact sales through the third and fourth quarters of 2013, however, the sales declines are expected to be offset by operating efficiencies and gross margin improvement. Sales to small- and medium-sized businesses, education and state and local accounts increased, while sales to enterprise-level accounts decreased slightly. Sales in the direct channel decreased slightly. Growth in on-line sales was offset by lower purchases from customers who shop using catalogs and order through our inbound call centers. In addition to the technology impacts discussed above, sales at the Division level of supplies, including paper and ink and toner, were lower, partially offset by increases in sales in Copy and Print Depot, furniture, cleaning and breakroom categories.

The North American Business Solutions Division reported operating income of $31 million in the second quarter of 2013, compared to $20 million in the same period of the prior year. Division operating income includes charges of $1 million in the second quarter of 2012, primarily related to severance and other restructuring activity. The increase in Division operating income reflects a slight gross margin increase, which was driven by benefits from cost management in the supply chain, as well as lower advertising, payroll and other expenses.

Sales in the first half of 2013 decreased 2% compared to the first half of 2012. The timing of new year holidays negatively impacted sales in first quarter of 2013. The factors discussed above impacting the comparison of the second quarter of 2013 to the same period in 2012 largely apply to the comparison of the first half of 2013 to the first half of 2012.

International Division

	Second Quarter		First Half
(Dollars in millions)	2013	2012	2013	2012
Sales	$698.2	$716.9	$1,456.9	$1,542.4
% change	(3)%	(13)%	(6)%	(8)%
% change in constant currency	(3)%	(6)%	(6)%	(3)%
Division operating loss	$(11.3)	$(9.1)	$(6.5)	$(11.2)
% of sales	(1.6)%	(1.3)%	(0.4)%	(0.7)%

The International Division reported second quarter 2013 sales of $698 million, a decrease of 3% in both U.S. dollars and constant currency compared to the second quarter of 2012. The slowing economic conditions in Europe continue to impact sales. European sales in the contract channel decreased mid-single digits compared to the second quarter of 2012. To stimulate sales in the contract channel and adjust to current market conditions, prices on ink and toner primarily in the UK were lowered. Second quarter 2013 sales in the direct channel were lower across the Division; however, the rate of decline has shown quarterly sequential improvement since the second quarter of 2012. This trend in the direct sales channel will continue to be an area of focus for the Company. The retail channel sales compared to the second quarter of 2012 increased, with growth in France and Korea partially offset by declines in Sweden.

The International Division operating loss for the second quarter of 2013 was $11 million, compared to an operating loss of $9 million in the same period of 2012. Included in this measure of Division operating loss is approximately $6 million of severance and restructuring charges in the second quarter of 2013 and $7 million of charges in the same period of 2012. After considering these charges in both periods, Division operating results reflect the negative impact of the flow through of lower sales, partially offset by operational improvements.

Sales in the first half of 2013 decreased 6% in both U.S. dollars and constant currency compared to the first half of 2012. The timing of new year holidays negatively impacted sales in first quarter of 2013. Sales in both the contract and direct channels decreased, largely reflecting the factors discussed for the second quarter of 2013. Severance and restructuring charges of $8 million and $27 million were recognized in the first half of 2013 and 2012, respectively. After considering these charges, the decrease in Division operating income for the first half of 2013 compared to 2012 reflects the negative flow-through impact of lower sales, partially offset by operational improvements and lower advertising and payroll expenses.

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

The $68.3 million Recovery of purchase price includes recognition of the cash received from the seller, certain fees incurred and reimbursed, as well as the release of an accrued liability as the settlement agreement releases any and all claims under the SPA. An additional expense of approximately $5.2 million related to this arrangement is included in G&A expenses, resulting in a net increase in operating income for the first quarter of 2012 of $63.1 million. The transaction is treated as a non-taxable return of purchase price for tax purposes.

The cash payment from the seller was received by a subsidiary of the Company with the Euro as its functional currency and the pension plan funding was made by a subsidiary with Pound Sterling as its functional currency, resulting in certain translation differences between amounts reflected in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the first half of 2012. The receipt of cash from the seller is presented as a source of cash in investing activities. The contribution of cash to the pension plan is presented as a use of cash in operating activities. Refer to Note D of the Notes to Condensed Consolidated Financial Statements.

Merger and certain shareholder-related expenses

On February 20, 2013, the Company entered into a merger agreement with OfficeMax, pursuant to which the Company and OfficeMax would combine in an all-stock merger transaction. At the effective time of the merger, the Company would issue 2.69 new shares of common stock for each outstanding share of OfficeMax common stock. Currently, the Company is considered the accounting acquirer, which determination will be confirmed at the effective time of the merger. On July 10, 2013, the shareholders of each company approved the transactions contemplated by the Merger Agreement. However, the merger will not be final until the receipt of certain regulatory approvals and completion other customary closing conditions. The Company has recognized $17 million and $32 million of Merger and certain shareholder-related expenses during the second quarter and second half of 2013 and will continue to recognize related expenses as incurred. The merger expenses include investment banking, legal, accounting, and related third party costs associated with the transaction, including preparation for regulatory filings and shareholder approvals, as well as accruals for retention of key employees. The certain shareholder-related expenses include costs incurred to provide shareholders with information to make decisions about the future composition of the board of directors, among other costs. The merger and shareholder-related costs are expensed as incurred and are expected to increase throughout the year.

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

Total G&A expenses decreased to $151 million in the second quarter of 2013 from $167 million in the second quarter of 2012. A breakdown of total G&A expenses between the portion included in Division operating income (loss) and the portion considered corporate expenses is provided in the following table:

	Second Quarter		First Half
(In millions)	2013	2012	2013	2012
Division G&A expenses	$131.1	$148.6	$269.8	$298.0
Corporate G&A expenses	20.2	18.7	40.4	47.2

Total G&A expenses	$151.3	$167.3	$310.2	$345.2

Total G&A expenses include restructuring and business process improvement charges of approximately $3 million and $7 million for the second quarters of 2013 and 2012, respectively. Restructuring and business process improvement charges of $7 million and $23 million were recognized during the first half of 2013 and 2012, respectively. For the first half of 2012, approximately $6 million of charges were included in Corporate G&A. Included in this $6 million is $5 million related to the gain on recovery of purchase price discussed above. All other charges were included in the measurement of Division operating income. After considering these charges, Corporate G&A expenses increased slightly in the second quarter of 2013 compared to the same period in 2012 and decreased slightly in the first half of 2013 compared to 2012. The changes reflect lower payroll, outside services and certain professional fees in 2013, which largely offset the reduction in variable pay recognized in the second quarter of 2012.

Other Income (Expense)

The change in interest expense for the second quarter and first half 2013 compared to the same periods of 2012 is attributable to the higher interest rate on $250 million of Senior Secured Notes issued in March 2012 that were used to refinance the same amount of Senior Notes previously outstanding, partially offset in the second quarter of 2013 by lower international short-term borrowings.

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

Miscellaneous income, net is primarily attributable to earnings from our joint venture in Mexico, Office Depot de Mexico. The increase in Miscellaneous income, net for the second quarter of 2013 reflects earnings from the joint venture in Mexico of approximately $7 million, compared to approximately $5 million in the same period of the prior year. In addition to results from Office Depot de Mexico and results from our joint venture in India, Miscellaneous income, net includes gains and losses on our deferred compensation plan and foreign currency transactions. The Company is in the process of winding down operations in the joint venture in India and, as discussed in subsequent events below, has sold the 50 percent interest in Office Depot de Mexico.

Income Taxes

For the first half of 2013, the Company recognized tax expense on a consolidated pre-tax loss. Due to valuation allowance in certain tax jurisdictions, deferred tax benefits are not recognized on pre-tax losses, while tax expense is recognized in jurisdictions with pre-tax earnings. Accordingly, interim income tax accounting is likely to result in significant variability of the effective tax rate throughout the course of the 2013 year. Changes in income projections and the mix of income across jurisdictions could also impact the effective tax rate each quarter. Consistent with the Company’s accounting policy, the income tax impacts of the subsequent events discussed in Note O have not been considered for the second quarter of 2013. The sale of the Company’s investment in Office Depot de Mexico will be considered in the Company’s income tax accounting for the third quarter of 2013.

The income tax benefit recognized for the second quarter of 2013 is less than that recognized for the second quarter of 2012 primarily due to an accrued benefit recognized in the second quarter of 2012 related to the favorable settlement of the U.S. Internal Revenue Service (“IRS”) examination of the 2009 and 2010 years, as discussed below. In addition to this accrued benefit, the income tax benefit recognized for the first half of 2012 was also impacted by the recovery of purchase price that was treated as a purchase price adjustment for tax purposes. As discussed in Note D, this recovery would have been a reduction of related goodwill for financial reporting purposes, but the related goodwill was impaired in 2008. Additionally, the loss on extinguishment of debt in the United States during the first quarter of 2012 did not generate a financial statement tax benefit because of existing valuation allowances.

The Company has reached a settlement with the IRS Appeals Division to close the previously-disclosed IRS deemed royalty assessment relating to foreign operations. The settlement was subject to the Congressional Joint Committee on Taxation approval, which was received during the second quarter of 2013. The resolution of this matter has closed all known disputes with the IRS relating to tax years 2009 and 2010 and should result in a refund of approximately $14 million from a previously approved carryback of a tax accounting method change.

The Company files a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations for years before 2009. As discussed above, final resolution on U.S. federal filings for 2009 and 2010 was achieved in the second quarter of 2013. For the 2011 year, the IRS has made a deemed royalty assessment of $12.4 million ($4.3 million tax-effected) relating to 2011 foreign operations. The Company disagrees with this assessment and believes that no uncertain tax position accrual is required as of June 29, 2013. Additionally, the U.S. federal tax return for 2012 is under review, and it is reasonably possible that the audits for one or more of these periods will be closed prior to the end of 2013. Significant international tax jurisdictions include the UK, the Netherlands, France and Germany. Generally, the Company is subject to routine examination for years 2008 and forward in these jurisdictions. It is reasonably possible that certain of these audits will close within the next 12 months, which the Company does not believe would result in a material change in its accrued uncertain tax positions. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

New Accounting Pronouncements

Effective for years beginning after December 15, 2013, transactions or events that result in companies losing a controlling interest in a foreign entity will cause the release of the related cumulative translation adjustment (“CTA”) amounts. Under current accounting rules, release of CTA only follows complete or substantially complete liquidation of a foreign entity. While there are no actions in process that would be impacted by this change in accounting, the Company continues to evaluate its foreign entities’ operations and future periods could be affected.

Subsequent Events

Sale of joint venture interest—On July 9, 2013, the Company closed on the sale of its 50 percent investment in Office Depot de Mexico to Grupo Gigante, S.A.B. de C.V. for the Mexican Peso amount of 8,777 million in cash. The transaction is expected to provide approximately $550 million of after-tax proceeds and result in an after-tax gain of approximately $240 million, though these amounts are not yet final. The gain will be recognized in the third quarter of 2013 as a component of Other income (expense) in the Condensed Consolidated Statements of Operations.

The disposition of this asset from the International Division and return of cash to the U.S. parent is expected to result in the fair value of the related reporting unit falling below its carrying value. It is expected that goodwill impairment of $43.7 million also will be recognized in the third quarter of 2013 and reported on the Asset impairments line in the Condensed Consolidated Statements of Operations.

Under the terms of the Company’s Senior Secured Notes, following the sale of this joint venture, the Company is required to offer to repurchase an aggregate amount of Senior Secured Notes at least equal to 60% of the net proceeds from such sale at 100% of par plus accrued and unpaid interest. The offer to repurchase the $250 million Senior Secured Notes began July 30, 2013 and will extend through August 28, 2013, unless extended or earlier terminated. As indicated in Note K, the estimated fair value at June 29, 2013 exceeds the carrying value of the notes. A fair value in excess of the par value would provide no economic incentive for the holders to tender.

Shareholder approval of the merger—On July 10, 2013, shareholders of the Company and shareholders of OfficeMax approved the transactions contemplated by the Merger Agreement. The merger will not be final until the receipt of certain regulatory approvals and completion other customary closing conditions. As provided for in Merger-related Agreements, on July 11, 2013, the Company redeemed 50 percent of the redeemable preferred stock with a cash payment of $216.2 million. This payment included $23.0 million that will be classified as a preferred stock dividend in the third quarter 2013 Condensed Consolidated Statements of Operations, reducing net earnings or increasing net loss attributable to common shareholders. This incremental dividend represents the redemption price of 106% of the liquidation preference that was in excess of the carrying value of the related preferred stock. The liquidation preference value exceeded the carrying value of the preferred stock because of prior period paid-in-kind dividends that were valued for accounting purposes in excess of the stated dividend rate, partially offset by deferred issuance costs. Under certain conditions, the remaining preferred stock may be either redeemed by the Company or converted to Company common stock and sold by the Preferred Stockholders. Refer to Note B.

LIQUIDITY AND CAPITAL RESOURCES

At June 29, 2013, we had approximately $472 million in cash and equivalents and another $742 million available under the Amended Credit Agreement (as defined in Note C of the Condensed Consolidated Financial Statements above) based on the June borrowing base certificate, for a total liquidity of approximately $1.2 billion. We currently believe that available funds and cash flows generated from operations will be sufficient to fund our working capital, capital expenditure and debt repayment requirements for at least the next twelve months.

At June 29, 2013, no amounts were drawn under the Amended Credit Agreement. There were no amounts outstanding during the second quarter of 2013 at any month end. There were letters of credit outstanding under the Amended Credit Agreement at the end of the second quarter totaling approximately $81 million. An additional $0.2 million of letters of credit were outstanding under separate agreements.

We also had short-term borrowings of $1.5 million at June 29, 2013 under various local currency credit facilities for our international subsidiaries that had an effective interest rate at the end of the second quarter of approximately 5.5%. The maximum month end amount occurred in June at approximately $1.5 million and the maximum monthly average amount occurred in April at approximately $1.8 million. The majority of these short-term borrowings represent outstanding balances on uncommitted lines of credit, which do not contain financial covenants.

The $150 million of 6.25% senior notes due August 2013 is classified as a current liability as of June 29, 2013.

The Company was in compliance with all applicable financial covenants at June 29, 2013.

Dividends on the Company’s redeemable preferred stock are payable quarterly, and will be paid in-kind or in cash, only to the extent that the Company has funds legally available for such payment and a cash dividend is declared by the Company’s Board of Directors. Dividends in the first and second quarters of 2013 have been paid in cash. The Company anticipates paying dividends in cash for the remainder of 2013.

Subsequent to June 29, 2013, in connection with the merger, the Company redeemed 50 percent of its preferred stock with a cash payment of $216.2 million. The remaining 50 percent of the preferred stock held by the Preferred Stockholders either will be redeemed by the Company or converted by the Preferred Stockholders into Company common stock and sold. Additionally, the Company completed the sale of its 50 percent investment in Office Depot de Mexico. Under the terms of the Company’s Senior Secured Notes, following the sale of this joint venture, the Company is required to offer to repurchase a certain amount of the Senior Secured Notes. The offer to repurchase the $250 million Senior Secured Notes balance began July 30, 2013 and will extend through August 28, 2013, unless extended or earlier terminated. Refer to Note O of the Condensed Consolidated Financial Statements for further details.

Cash Flows

During the first half of 2013, cash used in operating activities was approximately $94 million, compared to a use of approximately $132 million during the same period last year. During the 2012 period, the Company recognized a credit in earnings as the Recovery of purchase price from a 2003 business combination. The cash portion of this recovery is reclassified out of earnings and reflected as a source of cash in investing activities. Additionally, that cash was required by the original purchase agreement to be contributed to the acquired pension plan. That pension funding during the first half of 2012 is presented as a use of cash in operating activities.

Changes in net working capital and other components for the first half of 2013 resulted in a $167 million use of cash compared to a $197 million use in the same period last year. The reduced use of cash in 2013 largely reflects the timing of activity toward the end of the respective balance sheet periods, with 2013 experiencing a lower decrease in accounts payable and accrued expenses, lower increase in prepaid expenses and other assets, and proceeds from an accounts receivable factoring agreement. These changes were partially offset by greater increase in inventories in the first half of 2013 compared to the same period in the 2012. Working capital is influenced by a number of factors including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, refer to Note A of the Notes to Condensed Consolidated Financial Statements.

Cash used in investing activities was approximately $67 million in the first half of 2013, compared to a source of cash of approximately $17 million in the same period last year. The source of cash for the 2012 period reflects the Recovery of purchase price of $50 million discussed above, release of restricted cash associated with the same transaction of $9 million and proceeds from assets sold of $21 million. Capital expenditures were $62 million in the first half of 2013 and in the same period last year.

Cash used in financing activities was approximately $34 million for the first half of 2013, compared to $32 million in the same period last year. During the first quarter of 2012 the Company completed the settlement of a cash tender offer to purchase up to $250 million aggregate principal amount of its outstanding 6.25% senior notes due 2013. The Company also issued $250 million aggregate principal amount of 9.75% senior secured notes due March 15, 2019. The tender activity resulted in a $13 million cash loss on extinguishment of debt. Additionally, new issuance costs and costs to amend a separate borrowing agreement totaled $8 million. The dividend on preferred stock was paid in cash in the first half of 2013 and paid-in-kind during the first half of 2012. Net proceeds on other long- and short-term borrowings amounted to $11 million in the first half of 2013 and in the same period last year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risks

At June 29, 2013, there had not been a material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of the Company’s 2012 Form 10-K.

Foreign Exchange Rate Risks

At June 29, 2013, there had not been a material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of the Company’s 2012 Form 10-K.

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

Based on management’s evaluation, as of June 29, 2013, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that the Company files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

In addition, in the ordinary course of business, sales to and transactions with government customers may be subject to lawsuits, investigations, audits and review by governmental authorities and regulatory agencies, with which the Company cooperates. Many of these lawsuits, investigations, audits and reviews are resolved without material impact to the Company. While claims in these matters may at times assert large demands, the Company does not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect our financial position, results of our operations or cash flows. In addition to the foregoing, State of California et. al. ex. rel. David Sherwin v. Office Depot was filed in Superior Court for the State of California, Los Angeles County, and unsealed on October 19, 2012. This lawsuit relates to allegations regarding certain pricing practices in California under now expired agreements that were in place between 2001 and 2011, pursuant to which state, local and non-profit agencies purchased office supplies (the “Purchasing Agreements”) from us. This action seeks as relief monetary damages. This lawsuit is now pending in the United States District Court for the Central District of California after a Notice of Removal was filed by the Company. We believe that adequate provisions have been made for probable losses on one claim in this matter and such amounts are not material. However, in light of the early stages of the other claims and the inherent uncertainty of litigation, we are unable to reasonably determine the full effect of the potential liability in the matter. Office Depot intends to vigorously defend itself in this lawsuit, and filed a motion to dismiss. The Court vacated the motion to dismiss while the Court determines its jurisdiction. Additionally, during the first quarter of 2011, we were notified that the United States Department of Justice (“DOJ”) commenced an investigation into certain pricing practices related to the Purchasing Agreement. We have cooperated with the DOJ on this matter.

On February 20, 2013, Office Depot and OfficeMax announced a definitive agreement under which the companies would combine in an all-stock merger-of-equals transaction. Between February 25, 2013 and March 29, 2013, six putative class action lawsuits were filed by purported OfficeMax shareholders in the Circuit Court of the Eighteenth Judicial Circuit in DuPage County, Illinois challenging the transaction and alleging that the defendant companies and individual members of OfficeMax’s Board of Directors violated applicable laws by breaching their fiduciary duties and/or aiding and abetting such breaches. The plaintiffs sought, among other things, injunctive relief and rescission, as well as fees and costs. The lawsuits were consolidated as Venkata S. Donepudi v. OfficeMax Incorporated et. al. Subsequently, two similar lawsuits were filed in the United States District Court for the Northern District of Illinois. Like the state court lawsuits, the federal actions alleged that the disclosure in the joint proxy statement/prospectus was inadequate. On June 25, 2013, the parties entered into a Memorandum of Understanding (“MOU”) regarding settlement of the litigation. In consideration for the settlement and release, Office Depot and OfficeMax made certain supplemental disclosures to the joint proxy statement/prospectus. The MOU contemplates that the parties will attempt in good faith to agree to a stipulation of settlement to be submitted to the court for approval.

Item 1A. Risk Factors.

Except for the additional risk factors set forth below, there have been no material changes in our risk factors from those previously disclosed in the Company’s 2012 Form 10-K.

Our entry into a merger agreement with OfficeMax may have adverse impacts

On February 20, 2013, we entered into a Merger Agreement with OfficeMax. Consummation of the merger remains subject to customary closing conditions, including regulatory (including antitrust) approvals. On July 11, 2013, stockholders of each company approved the transactions contemplated by the Merger Agreement. It is not certain that the remaining conditions to closing will be met or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the merger as provided for under the Merger Agreement, or at all. We face risks and uncertainties due both to the pendency of the merger as well as the potential failure to consummate the merger, including:

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

We could be negatively affected as a result of a threatened proxy contest and other actions of activist stockholders.

On July 3, 2013, Starboard Value LP (together with its affiliates and related parties, “Starboard”) filed preliminary proxy materials nominating a slate of directors in opposition to the Board’s slate of nominees for election at our 2013 annual shareholders meeting. Based on the information provided in a revised preliminary proxy statement filed by Starboard on July 16, 2013, Starboard is the beneficial owner of 42,286,614 shares of our common stock, or approximately 14.6% of the total number of outstanding shares of our common stock. If Starboard carries through with its intention and launches a proxy contest, our business and our stock price could be adversely affected because:

•	responding to proxy contests and other actions by insurgent stockholders can be costly and time consuming, disrupting our operations and diverting the attention of management and our employees;

•	responding to the proxy contest may limit or delay our ability to fully capitalize on the potential benefits presented from the transactions contemplated by the Merger Agreement;

•	the uncertainty created by a proxy contest may make it difficult to attract a well qualified CEO that will be able to fully capitalize on the benefits of a combined company;

•

perceived uncertainties as to our future direction may harm our ability to attract investors in order to raise capital, and may impact our existing and potential development collaborations and/or strategic relationships and make it more difficult to attract and retain qualified personnel; and

•	if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan.

We believe success by Starboard in its proxy contest would potentially delay the closing of the transactions contemplated by the Merger Agreement or derail a smooth integration process for our employees, customers and vendors and materially and adversely affect our business and our prospects.

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

On March 4, 2013, the Company entered into a Second Amendment (the “Amendment”) to the Amended Credit Agreement. The Amendment provides the Company the ability to make payments to holders of the Company’s preferred stock (the “Preferred Stockholders”) to redeem the Company’s preferred stock and to repurchase certain amounts of common stock if any is held by the Preferred Stockholders, in each case as required pursuant to the merger transaction contemplated by the Merger Agreement and documents related thereto.

Item 6. Exhibits.

Exhibits

2.1	Stock Purchase and Transaction Agreement by and among Office Depot, Inc., Office Depot Delaware Overseas Finance No. 1, LLC, Grupo Gigante S.A.B. de C.V. and Hospitalidad y Servicios Especializados Gigante, S.A. de C.V dated as of June 3, 2013 (Incorporated herein by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on July 15, 2013)

10.1	Letter Agreement between Office Depot, Inc. and Neil Austrian, dated April 5, 2013 (Incorporated herein by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on April 11, 2013)

10.2	Restricted Stock Award Agreement between Office Depot, Inc. and Neil Austrian, dated April 5, 2013 (Incorporated herein by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on April 11, 2013)

10.3	Restricted Stock Unit Award Agreement between Office Depot, Inc. and Neil Austrian, dated April 5, 2013 (Incorporated herein by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on April 11, 2013)

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Section 1350 Certification

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC.
(Registrant)

Date: July 30, 2013	By:	/s/ Neil R. Austrian
Neil R. Austrian
Chief Executive Officer and
Chairman, Board of Directors
(Principal Executive Officer)

Date: July 30, 2013	By:	/s/ Michael D. Newman
Michael D. Newman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: July 30, 2013	By:	/s/ Kim Moehler
Kim Moehler
Senior Vice President
and Controller
(Principal Accounting Officer)