Form 10-Q
period 2013-09-28
OFFICE DEPOT INC
filed 2013-11-05
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2013

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At September 28, 2013 there were 289,076,315 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 28, 2013	December 29, 2012	September 29, 2012
Assets
Current assets:
Cash and cash equivalents	$724,741	$670,811	$619,532
Receivables, net	798,147	803,944	833,895
Inventories	1,034,313	1,050,625	1,004,925
Prepaid expenses and other current assets	136,578	170,810	141,146

Total current assets	2,693,779	2,696,190	2,599,498
Property and equipment, net	796,058	856,341	871,153
Goodwill	19,431	64,312	63,983
Other intangible assets, net	15,010	16,789	17,272
Deferred income taxes	28,582	33,421	39,923
Other assets	98,912	343,726	358,021

Total assets	$3,651,772	$4,010,779	$3,949,850

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$841,293	$934,892	$867,249
Accrued expenses and other current liabilities	944,137	931,618	960,113
Income taxes payable	10,600	5,310	7,088
Short-term borrowings and current maturities of long-term debt	23,916	174,148	185,075

Total current liabilities	1,819,946	2,045,968	2,019,525
Deferred income taxes and other long-term liabilities	390,133	431,531	380,852
Long-term debt, net of current maturities	471,259	485,331	486,039

Total liabilities	2,681,338	2,962,830	2,886,416

Commitments and contingencies
Redeemable preferred stock, net (liquidation preference – $203,386 in September 2013, $406,773 in December 2012, and September 2012)	193,201	386,401	386,401

Stockholders’ equity:
Office Depot, Inc. stockholders’ equity:
Common stock - authorized 800,000,000 shares of $.01 par value; issued shares – 294,991,583 in September 2013, 291,734,027 in December 2012 and 291,146,086 in September 2012	2,950	2,917	2,911
Additional paid-in capital	1,088,595	1,119,775	1,126,787
Accumulated other comprehensive income	259,617	212,717	213,892
Accumulated deficit	(516,196)	(616,235)	(608,919)
Treasury stock, at cost – 5,915,268 shares in 2013 and 2012	(57,733)	(57,733)	(57,733)

Total Office Depot, Inc. stockholders’ equity	777,233	661,441	676,938
Noncontrolling interests	—	107	95

Total equity	777,233	661,548	677,033

Total liabilities and equity	$3,651,772	$4,010,779	$3,949,850

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 20, 2013, as updated with subsequent current reports in 2013 (the “2012 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Sales	$2,619,448	$2,692,933	$7,756,327	$8,072,892
Cost of goods sold and occupancy costs	1,986,705	2,030,261	5,917,618	6,143,621

Gross profit	632,743	662,672	1,838,709	1,929,271
Operating and selling expenses	451,760	464,709	1,341,504	1,393,617
Recovery of purchase price	—	—	—	(68,314)
Asset impairments	48,719	87,998	58,381	129,753
General and administrative expenses	144,847	165,065	455,070	510,272
Merger and certain shareholder-related expenses	39,740	—	71,564	—

Operating loss	(52,323)	(55,100)	(87,810)	(36,057)
Other income (expense):
Interest income	1,012	482	1,422	1,804
Interest expense	(15,359)	(16,947)	(48,471)	(49,128)
Loss on extinguishment of debt	—	—	—	(12,110)
Gain on disposition of joint venture	380,813	—	381,541	—
Miscellaneous income, net	1,318	13,073	14,192	26,019

Earnings (loss) before income taxes	315,461	(58,492)	260,874	(69,472)
Income tax expense	154,561	3,433	160,823	341

Net earnings (loss)	160,900	(61,925)	100,051	(69,813)
Less: Net earnings (loss) attributable to the noncontrolling interests	—	(9)	12	(18)

Net earnings (loss) attributable to Office Depot, Inc.	160,900	(61,916)	100,039	(69,795)

Preferred stock dividends	28,039	7,650	48,378	22,765

Net earnings (loss) available to common stockholders	$132,861	$(69,566)	$51,661	$(92,560)

Net earnings (loss) per share:
Basic	$0.42	$(0.25)	$0.18	$(0.33)
Diluted	$0.41	$(0.25)	$0.18	$(0.33)

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2012 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net earnings (loss)	$160,900	$(61,925)	$100,051	$(69,813)
Other comprehensive income (loss), net of tax where applicable:
Foreign currency translation adjustments	66,154	19,250	48,138	22,502
Amortization of gain on cash flow hedge	(79)	(155)	(390)	(2,152)
Change in deferred pension	(222)	(35)	4	(312)
Change in deferred cash flow hedge	(665)	12	(856)	(669)

Total other comprehensive income , net of tax, where applicable	65,188	19,072	46,896	19,369

Comprehensive income (loss)	226,088	(42,853)	146,947	(50,444)
Comprehensive income (loss) attributable to the noncontrolling interests	—	(5)	8	(12)

Comprehensive income (loss) attributable to Office Depot, Inc.	$226,088	$(42,848)	$146,939	$(50,432)

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2012 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	39 Weeks Ended
	September 28,	September 29,
	2013	2012
Cash flows from operating activities:
Net earnings (loss)	$100,051	$(69,813)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	144,520	151,074
Charges for losses on inventories and receivables	41,964	48,814
Loss on extinguishment of debt	—	13,377
Recovery of purchase price	—	(58,049)
Pension plan funding	—	(58,030)
Asset impairments	58,381	129,753
Gain on disposition of joint venture	(381,541)	—
Changes in working capital and other	(83,172)	(73,033)

Net cash provided by (used in) operating activities	(119,797)	84,093

Cash flows from investing activities:
Capital expenditures	(94,315)	(88,716)
Recovery of purchase price	—	49,841
Restricted cash	(789)	—
Release of restricted cash	—	8,570
Proceeds from the sale of joint venture, net	674,826	—
Proceeds from assets sold and other	1,721	31,373

Net cash provided by investing activities	581,443	1,068

Cash flows from financing activities:
Proceeds from exercise of stock options	1,079	1,379
Tax benefit from employee share-based exercises	6,420	—
Share transactions under employee related plans	(2,810)	(218)
Redemption of redeemable preferred stock	(203,386)	—
Preferred stock dividends	(43,277)	—
Payment for noncontrolling interests	(597)	(551)
Loss on extinguishment of debt	—	(13,377)
Debt related fees	—	(8,012)
Debt retirement	(150,000)	(250,000)
Debt issuance	—	250,000
Net payments on other long- and short-term borrowings	(17,261)	(17,881)

Net cash used in financing activities	(409,832)	(38,660)

Effect of exchange rate changes on cash and cash equivalents	2,116	2,350

Net increase in cash and cash equivalents	53,930	48,851
Cash and cash equivalents at beginning of period	670,811	570,681

Cash and cash equivalents at end of period	$724,741	$619,532

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2012 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Summary of Significant Accounting Policies

Basis of Presentation: Office Depot, Inc., including consolidated subsidiaries (“Office Depot” or the “Company”), is a global supplier of office products and services. The Condensed Consolidated Balance Sheet at December 29, 2012 has been derived from audited financial statements at that date. The condensed consolidated interim financial statements as of September 28, 2013 and September 29, 2012, and for the 13-week and 39-week periods ended September 28, 2013 (also referred to as “the third quarter of 2013” and “year-to-date 2013”) and September 29, 2012 (also referred to as “the third quarter of 2012” and “year-to-date 2012”) are unaudited. However, in our opinion, these financial statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

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

These changes result in the decrease in Gross profit in the Condensed Consolidated Statements of Operations and revised measure of Division operating income (loss) in Note I. For purposes of comparability, the shipping and handling expenses for the third quarter and the year-to-date 2012 have been reclassified, resulting in an increase in Costs of goods sold and occupancy costs of $172.0 million and $534.7 million, respectively, with a corresponding decrease in Operating and selling expenses. Division operating income (loss) for the third quarter and year-to-date 2012 have been revised to include $70.7 million and $203.4 million, respectively, of General and administrative and other expenses that previously were considered Corporate costs, and to reflect other Divisional cost allocations that have been revised to conform to allocation rates used in the current period. Neither the change in accounting principle, nor the change in Division operating income (loss) impacted Consolidated Operating income (loss), Net loss, or Loss per share for the periods presented.

We have included the balance sheet from September 29, 2012 to assist in analyzing the Company.

These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of the Company and its Condensed Consolidated Financial Statements, we recommend reading these Condensed Consolidated Financial Statements in conjunction with the audited financial statements which are included in the Annual Report on Form 10-K for the year ended December 29, 2012, filed on February 20, 2013 with the U.S. Securities and Exchange Commission (“SEC”), as updated with subsequent current reports in 2013, including the Form 8-K filed on April 30, 2013 that retrospectively applied the accounting changes to each of the three fiscal years in the period ended December 29, 2012.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

Cash Management: The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Accounts payable and accrued expenses as of September 28, 2013, December 29, 2012 and September 29, 2012 included $40 million, $53 million and $40 million, respectively, of amounts not yet presented for payment drawn in excess of disbursement account book balances, after considering offset provisions.

Cash and cash equivalents held outside the U.S. at September 28, 2013 amounted to $173 million.

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

In the third quarter and year-to-date 2013, the Company withdrew $116 million and $307 million, respectively, from amounts available under the factoring arrangement. Receivables sold for which the Company did not obtain cash directly from the financial institution are included in Receivables and amount to $9 million and $51 million as of September 28, 2013 and December 29, 2012, respectively. A retention guarantee of $11 million and $13 million are included in Prepaid expenses and other current assets as of September 28, 2013 and December 29, 2012, respectively.

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

Note B – Merger Agreement

On February 20, 2013, the Company entered into a merger agreement with OfficeMax Incorporated (“OfficeMax”), pursuant to which the Company and OfficeMax would combine in an all-stock merger transaction (the “Merger Agreement”). At the effective time of the merger, the Company would issue 2.69 shares of common stock for each outstanding share of OfficeMax common stock. A selection committee has been formed with equal representation from the Board of Directors of the Company and OfficeMax to select a successor Chief Executive Officer for the combined company upon the completion of the merger. If no successor CEO has been selected by the time of closing of the merger the then-current CEOs of both the Company and OfficeMax will be appointed as co-CEOs and co-Chairmen and the Board of Directors will be made up of an additional five independent directors appointed by the Company and five independent directors appointed by OfficeMax. If a successor CEO has been selected by the time of closing, and that successor CEO is neither the current CEO of the Company nor OfficeMax, the full Board of Directors will have 11 members, including the successor CEO and five independent directors appointed by the Company and five independent directors appointed by OfficeMax. In the event the successor CEO selected by the time of closing is either the current CEO of the Company or OfficeMax, the full Board of Directors will have 12 members with an additional independent director appointed by the company whose CEO was not selected as the successor CEO.

Based on the facts continuing since the date of the Merger Agreement, the Company is considered to be the accounting acquirer. This determination will be finalized at the time of closing. With the Company as the accounting acquirer, the closing date purchase consideration will be allocated to the fair value of OfficeMax assets and liabilities. Pro forma information and the allocation of merger consideration will be provided following completion of the transaction.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

On July 10, 2013, shareholders of the Company and shareholders of OfficeMax approved the transactions contemplated by the Merger Agreement. The merger will not be final until the receipt of certain regulatory approvals and completion of other customary closing conditions. The Merger Agreement includes certain termination rights for both the Company and OfficeMax, including termination in the event certain antitrust approvals are not received. Additionally, a change in recommendation from the Company’s or OfficeMax’s Board of Directors may require that such recommending party pay a termination fee of $30 million to the other party.

Transaction costs associated with the merger are being expensed as incurred and are presented in the Condensed Consolidated Statement of Operations as Merger and certain shareholder-related expenses. The merger expenses include investment banking, legal, accounting, and other third party costs associated with the transaction, including regulatory filings and shareholder approvals. Certain fees are contingent on the transaction closing and are, therefore, not yet recognized. Merger expenses also include direct incremental travel and dedicated personnel costs, as well as accruals for retention of key employees. The amounts for certain shareholder-related expenses include third party costs incurred to provide shareholders with information regarding the composition of the Board of Directors. These costs include $0.8 million of legal fees the Company agreed to pay to Starboard Value LP (together with its affiliates and related parties, “Starboard”). The current Board of Directors was elected at the Annual Stockholders Meeting held on August 21, 2013 and includes three members nominated by Starboard.

Note C – Redeemable Preferred Stock

In accordance with certain merger-related agreements which the Company entered into with the holders of the Company’s preferred stock concurrently with the execution of the Merger Agreement and following shareholder approval of the merger, on July 11, 2013, the Company redeemed 50 percent of the preferred stock outstanding. The cash payment of $216.2 million included the liquidation preference of $203.4 million, a redemption premium of $12.2 million, measured at 6% of the liquidation preference, and regular dividends incurred through the redemption date of $0.6 million. Preferred stock dividends for the third quarter and year-to-date 2013 include $22.4 million related to this redemption, comprised of the $12.2 million redemption premium and $10.2 million representing 50 percent of the difference between liquidation preference and carrying value of the preferred stock. The liquidation preference exceeded the carrying value because of initial issuance costs and paid-in-kind dividends recorded for accounting purposes at fair value.

In connection with the merger closing, the remaining 50 percent of the preferred stock either will be redeemed by the Company or, at the election of the preferred stockholders, will be converted into Company common stock and sold. If redeemed by the Company, an additional cash payment and incremental dividend similar to that discussed above will be made. If converted by the preferred stockholders into Company common stock but not sold by the time of closing, the Company has committed to purchase the amount of Company common stock held by the preferred stockholders such that the preferred stockholders would not own more than 5% of the aggregate Company common stock at the closing of the merger. Should the preferred stockholders convert any allowable portion of the preferred stock to common stock, the net carrying value of such portion of preferred stock will be reclassified into common stock and additional paid-in capital. Any purchase by the Company of the Company’s common stock held by the preferred stockholders will be at the preceding trading day’s closing price as listed on the New York Stock Exchange and will be presented in the Consolidated Financial Statements as additional purchases of treasury stock. Refer to Note P for subsequent redemption information.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

Note D – Debt

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

Senior Notes

On March 15, 2012, the Company repurchased $250 million aggregate principal amount of its outstanding 6.25% senior notes (the “Senior Notes”) under a cash tender offer. The total consideration for each $1,000.00 note surrendered was $1,050.00. Additionally, tender fees and a proportionate amount of deferred debt issue costs and a deferred cash flow hedge gain were included in the measurement of the $12.1 million extinguishment costs reported in the Condensed Consolidated Statements of Operations for year-to-date 2012. The cash amounts of the premium paid and tender fees are reflected as financing activities in the Condensed Consolidated Statements of Cash Flows. Accrued interest was paid through the extinguishment date.

The remaining $150 million outstanding Senior Notes was repaid at par, upon maturity in August 2013.

Amended Credit Agreement

On March 4, 2013, the Company entered into a Second Amendment (the “Amendment”) to the Amended Credit Agreement. The Amendment provides the Company the ability to make payments to the preferred stockholders to redeem the Company’s preferred stock and to repurchase certain amounts of common stock if any is held by the preferred stockholders, in each case as required pursuant to the merger transaction contemplated by the Merger Agreement and documents related thereto. Refer to Note P for subsequent amendment information.

Note E - Recovery of Purchase Price from Previous Acquisition

The sale and purchase agreement (“SPA”) associated with a 2003 European acquisition included a provision whereby the seller was required to pay an amount to the Company if a specified acquired pension plan was determined to be underfunded based on 2008 plan data. The unfunded obligation amount calculated by the plan’s actuary based on that data was disputed by the seller. In accordance with the SPA, the parties entered into arbitration to resolve this matter and, in March 2011, the arbitrator found in favor of the Company. The seller pursued an annulment of the award in French court. In November 2011, the seller paid GBP 5.5 million ($8.8 million, measured at then-current exchange rates) to the Company to allow for future monthly payments to the pension plan, pending a court ruling on their cancellation request. That money was placed in an escrow account with the pension plan acting as trustee. On January 6, 2012, the Company and the seller entered into a settlement agreement that settled all claims by either party for this and any other matter under the original SPA. The seller paid an additional GBP 32.2 million (approximately $50 million, measured at then-current exchange rates) to the Company in February 2012. Following this cash receipt in February 2012, the Company contributed the GBP 37.7 million (approximately $58 million at then-current exchange rates) to the pension plan, resulting in the plan changing from an unfunded liability position to a net asset position since the first quarter of 2012. See additional pension disclosures in Note J.

This pension provision of the SPA was disclosed in 2003 and subsequent periods as a matter that would reduce goodwill when the plan was remeasured and cash received. However, all goodwill associated with this transaction was impaired in 2008, and because the remeasurement process had not yet begun, no estimate of the potential payment to the Company could be made at that time. Consistent with disclosures subsequent to the 2008 goodwill impairment, resolution of this matter in the first quarter of 2012 was reflected as a credit to operating expense. The cash received from the seller, reversal of an accrued liability as a result of the settlement agreement, fees incurred in 2012, and fee reimbursement from the seller have been reported in Recovery of purchase price in the Condensed Consolidated Statements of Operations for year-to-date 2012, totaling $68.3 million. An additional expense of $5.2 million of costs incurred in prior periods related to this arrangement is included in General and administrative expenses, resulting in a net increase in operating income for year-to-date 2012 of $63.1 million. Similar to the presentation of goodwill impairment in 2008, this recovery and related charge is reported at the Corporate level, not as part of International Division operating income.

The cash payment from the seller was received by a subsidiary of the Company with the Euro as its functional currency and the pension plan funding was made by a subsidiary with Pound Sterling as its functional currency, resulting in certain translation differences between amounts reflected in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for year-to-date 2012. The receipt of cash from the seller is presented as a source of cash in investing activities. The contribution of cash to the pension plan is presented as a use of cash in operating activities.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

Note F – Severance and Facility Closure

In recent years, the Company has taken actions to adapt to changing and increasingly competitive conditions in the markets in which the Company serves. These actions include closing stores and distribution centers, consolidating functional activities, disposing of businesses and assets, and taking actions to improve process efficiencies.

Severance and facility closure accruals are as follows:

(In millions)	Balance at December 29, 2012	Charges Incurred	Cash Payments	Non-Cash Settlements and Accretion	Currency and Other Adjustments	Balance at September 28, 2013
Termination benefits	$6	$18	$(20)	$—	$—	$4
Lease and contract obligations, accruals for facilities closures, and other costs	87	3	(27)	5	(1)	67

Total	$93	$21	$(47)	$5	$(1)	$71

Exit cost charges incurred during the year-to-date 2013 totaled $21 million. Of this amount, $12 million is included in Operating and selling expenses and $9 million is included in General and administrative expenses in the Condensed Consolidated Statement of Operations. The amounts of these charges that were recognized in North American Retail, North American Business Solutions, and International Divisions were $5 million, $2 million, and $14 million, respectively.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

Note G – Stockholders’ Equity

The following table reflects the changes in stockholders’ equity attributable to both Office Depot, Inc. and noncontrolling subsidiary interests.

(In thousands)	Attributable to Office Depot, Inc.	Attributable to noncontrolling interests	Total
Stockholders’ equity at December 29, 2012	$661,441	$107	$661,548
Comprehensive income (loss):
Net earnings	100,039	12	100,051
Other comprehensive income	46,900	(4)	46,896

Comprehensive income	146,939	8	146,947
Preferred stock dividends	(48,378)	—	(48,378)
Share transactions under employee related plans	4,306	—	4,306
Purchase of subsidiary shares from noncontrolling interests	(482)	(115)	(597)
Amortization of long-term incentive stock grants	13,407	—	13,407

Stockholders’ equity at September 28, 2013	$777,233	$—	$777,233

Stockholders’ equity at December 31, 2011	$739,071	$214	$739,285
Comprehensive loss:
Net loss	(69,795)	(18)	(69,813)
Other comprehensive income	19,363	6	19,369

Comprehensive loss	(50,432)	(12)	(50,444)
Preferred stock dividends	(22,765)	—	(22,765)
Share transactions under employee related plans	1,128	—	1,128
Purchase of subsidiary shares from noncontrolling interests	(444)	(107)	(551)
Amortization of long-term incentive stock grants	10,380	—	10,380

Stockholders’ equity September 29, 2012	$676,938	$95	$677,033

Because of valuation allowances in multiple jurisdictions, the tax impact on elements of other comprehensive income is insignificant.

Other comprehensive income activity, net of tax, where applicable, is provided in the following table:

(In thousands )	Foreign Currency Translation Adjustments (b)	Amortization of Gain on Cash Flow Hedge (c)	Change in Deferred Pension	Change in Deferred Cash Flow Hedge (d)	Total
Balance at December 29, 2012	$215,931	$390	$(3,861)	$257	$212,717
Other comprehensive income (loss) activity before reclassifications	11,723	—	4	460	12,187
Reclassifications from Accumulated other comprehensive income to net earnings (loss) (a):
Six month period ended June 29, 2013	(2,991)	(311)	—	(1,440)	(4,742)
Three month period ended September 28, 2013	39,410	(79)	—	124	39,455

	36,419	(390)	—	(1,316)	34,713

Net year-to-date other comprehensive income	48,142	(390)	4	(856)	46,900

Balance at September 28, 2013	$264,073	$—	$(3,857)	$(599)	$259,617

(a)	Amounts in parentheses indicate an increase to earnings.
(b)	The amount recorded in the six month period ended June 29, 2013 includes a $3 million gain in Operating and selling expenses. The amount recorded in the three month period ended September 28, 2013 includes a $39 million loss, which is a component of Gain on disposition of joint venture. Refer to Note N.
(c)	The amount reclassified to the Consolidated Statement of Operations is included in Interest expense.
(d)	Included in the $1,316 thousand are $859 thousand and $457 thousand recorded in Cost of goods sold and occupancy costs and Miscellaneous income, net, respectively.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

Note H – Earnings Per Share

The following table represents the calculation of net earnings (loss) per common share (“EPS”):

	Third Quarter		Year-to-Date
(In thousands, except per share amounts)	2013	2012	2013	2012
Basic Earnings Per Share
Numerator:
Net earnings (loss) available to common shareholders	$132,861	$(69,566)	$51,661	$(92,560)
Assumed distribution to participating securities	(13,490)	—	—	—

Assumed undistributed earnings available to common stock	$119,371	$(69,566)	$51,661	$(92,560)
Denominator:
Weighted-average shares outstanding	283,631	280,238	281,906	279,438
Basic earnings (loss) per share	$0.42	$(0.25)	$0.18	$(0.33)

Diluted Earnings Per Share
Numerator:
Net earnings (loss) attributable to Office Depot, Inc.	$160,900	$(61,916)	$100,039	$(69,795)
Preferred stock redemption dividend	(22,333)	—	(22,333)	—

Net earnings (loss) available for assumed distribution	$138,567	$(61,916)	$77,706	$(69,795)
Denominator:
Weighted-average shares outstanding	283,631	280,238	281,906	279,438
Effect of dilutive securities:
Stock options and restricted stock	5,018	3,480	5,133	4,186
Redeemable preferred stock	45,594	79,371	69,434	77,450

Diluted weighted-average shares outstanding	334,243	363,089	356,473	361,074
Diluted earnings (loss) per share	$0.41	N/A	N/A	N/A

Shares of the redeemable preferred stock have equal dividend participation rights with common stock. The Company has never paid a dividend on common stock, but the participation provisions require application of the two-class method for computing earnings per share. In periods of sufficient earnings, this method assumes an allocation of undistributed earnings to both participating stock classes. The two-class method impacted the computation of earnings for the third quarter of 2013, but was not applicable to the year-to-date 2013 because it would have been antidilutive. For the third quarter of 2013, basic EPS for common stock was $0.42, all undistributed. Basic EPS for redeemable preferred stock is also $0.42, composed of $0.13 distributed and $0.29 undistributed. The third quarter of 2013 diluted EPS was also impacted by the $22 million preferred stock redemption dividend (refer to Note C). Accounting rules require that if antidilutive, the redeemed preferred stock be considered separately from other shares not redeemed of the same class. The preferred stock redemption dividend is at a rate greater than basic EPS calculated under the two-class method and is therefore antidilutive. Using the weighted average share impact of the preferred stock, distribution to these shares would be $4.54 per share. Accordingly, the preferred stock redemption dividend is excluded in calculating diluted EPS for the third quarter of 2013 as that produces the most dilutive calculation. Additional shares of the redeemable preferred stock may be repurchased prior to closing of the merger.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

The two-class method impacted the computation of earnings for the first quarter of 2012, but was not applicable to the third quarter or year-to-date 2012 because it would have been antidilutive. The Preferred Stockholders are not required to fund losses.

Awards of options and nonvested shares representing approximately 4.7 million and 6.8 million additional shares of common stock were outstanding for the third quarter and year-to-date 2013, respectively, and 17.5 million and 15.6 million for the third quarter and year-to-date 2012, respectively, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive. For purposes of calculating weighted average shares, no tax benefits have been assumed in jurisdictions where deferred tax valuation allowances have been recorded.

Note I – Division Information

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

The following is a summary of significant accounts and balances by each of the Divisions, reconciled to consolidated totals.

	Sales
	Third Quarter		Year-to-Date
(In thousands)	2013	2012	2013	2012
North American Retail Division	$1,127,755	$1,173,653	$3,211,063	$3,387,087
North American Business Solutions Division	811,159	827,414	2,407,829	2,451,549
International Division	680,534	691,866	2,137,435	2,234,256

Total	$2,619,448	$2,692,933	$7,756,327	$8,072,892

	Division Operating Income (Loss)
	Third Quarter		Year-to-Date
(In thousands)	2013	2012	2013	2012
North American Retail Division	$10,151	$(52,040)	$(2,650)	$(84,359)
North American Business Solutions Division	38,836	30,475	94,880	71,980
International Division	2,636	(14,576)	(3,823)	(25,754)

Total	$51,623	$(36,141)	$88,407	$(38,133)

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

A reconciliation of the measure of Division operating income (loss) to consolidated earnings (loss) before income taxes is as follows:

	Third Quarter		Year-to-Date
(In thousands)	2013	2012	2013	2012
Total Division operating income (loss)	$51,623	$(36,141)	$88,407	$(38,133)
Add/(subtract):
Recovery of purchase price	—	—	—	68,314
Merger and certain shareholder-related expenses	(39,740)	—	(71,564)	—
Unallocated charges	—	(710)	(137)	(7,494)
Unallocated operating expenses	(20,046)	(18,249)	(60,356)	(58,744)
Interest income	1,012	482	1,422	1,804
Interest expense	(15,359)	(16,947)	(48,471)	(49,128)
Loss on extinguishment of debt	—	—	—	(12,110)
Goodwill impairment	(44,160)	—	(44,160)	—
Gain on disposition of joint venture	380,813	—	381,541	—
Miscellaneous income, net	1,318	13,073	14,192	26,019

Earnings (loss) before income taxes	$315,461	$(58,492)	$260,874	$(69,472)

The gross amount of goodwill and the amount of accumulated impairment losses as of September 28, 2013 are provided in the following table:

(In thousands)	North American Retail Division	North American Business Solutions Division	International Division	Total
Goodwill	$1,842	$367,790	$908,015	$1,277,647
Accumulated impairment losses	(1,842)	(348,359)	(863,134)	(1,213,335)

Balance as of December 29, 2012	—	19,431	44,881	64,312
2013 Changes:
Impairment charges			(44,160)	(44,160)
Foreign currency exchange rate changes	—	—	(721)	(721)

Balance as of September 28, 2013	$—	$19,431	$—	$19,431

Following the July 2013 sale of the Company’s interest in Office Depot de Mexico (refer to Note N) and return of cash proceeds to the U.S. parent company, the fair value of the reporting unit decreased below its carrying value and goodwill was fully impaired. The impairment charge of $44 million is included in Asset impairments in the Condensed Consolidated Statement of Operations for the third quarter and year-to-date 2013.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

Note J – Employee Benefit Plans

Pension Disclosures

The components of net periodic pension benefit for the Company’s foreign pension plan are as follows:

	Third Quarter		Year-to-Date
(In millions)	2013	2012	2013	2012
Service cost	$—	$—	$—	$—
Interest cost	1.9	2.5	6.2	7.2
Expected return on plan assets	(2.6)	(3.1)	(8.7)	(8.6)

Net periodic pension benefit	$(0.7)	$(0.6)	$(2.5)	$(1.4)

During the first quarter of 2012, the Company settled a dispute related to funding of the pension plan acquired in 2003 and contributed the net settlement to the plan. Refer to Note E. The plan has been in a net asset position since that funding. There are no funding requirements while the plan has an asset surplus.

Note K – Income Taxes

The effective tax rate for the third quarter and year-to-date 2013 was 49.0% and 61.7%, respectively, compared to -5.9% and -0.5%, respectively, for the same periods of 2012. The increase in income tax expense and effective tax rate from the third quarter of 2012 is primarily attributable to the sale of the Company’s investment in Office Depot de Mexico, which is discussed in Note N. The Company paid $117.3 million of Mexican income tax upon the sale and estimates to incur additional U.S. income tax expense of $32.7 million due to dividend income and Subpart F income in 2013 as a result of the sale, for total estimated income tax expense of $150 million. After application of interim period tax accounting, $145.6 million of the total estimated income tax expense was recognized in the third quarter of 2013, with the remainder to be recognized in the fourth quarter of 2013. In addition, the effective tax rate for year-to-date 2012 includes the accrued benefit related to the favorable settlement of the U.S. Internal Revenue Service (“IRS”) examination of the 2009 and 2010 tax years, as discussed below. The year-to-date 2012 effective tax rate was also impacted by the recovery of purchase price that was treated as a purchase price adjustment for tax purposes. As discussed in Note E, this recovery would have been a reduction of related goodwill for financial reporting purposes, but the related goodwill was impaired in 2008. Additionally, the loss on extinguishment of debt in the United States during the first quarter of 2012 did not generate a financial statement tax benefit because of existing valuation allowances.

The effective tax rates for all presented periods reflect the recognition of tax expense in tax jurisdictions with pretax earnings and the absence of deferred tax benefits on pretax losses of certain tax jurisdictions with valuation allowances. Accordingly, interim income tax accounting is likely to result in significant variability of the effective tax rate throughout the course of the year. Changes in income projections and the mix of income across jurisdictions could also impact the effective tax rate each quarter.

Upon the sale of Office Depot de Mexico in the third quarter of 2013, $4.7 million of income tax expense was reclassified from accumulated other comprehensive income to the Consolidated Statement of Operations to remove the residual income tax effects associated with currency translation on the Company’s investment in Office Depot de Mexico. Such income tax effects were recorded in the cumulative translation account, which is a component of Accumulated other comprehensive income, due to intraperiod allocations required in the fourth quarter of 2012 when the Company removed its indefinite reinvestment assertion with respect to certain foreign earnings accumulated at Office Depot de Mexico.

Also as a result of the sale, the Company realized an income tax benefit of $5.2M for equity compensation deductions for which no benefit was previously recorded. The income tax benefit was recorded as additional paid-in capital in the third quarter of 2013. The Company expects to utilize all of its U.S. federal net operating loss (“NOL”) carryfowards in 2013 as a consequence of the disposition of Office Depot de Mexico.

The Company has reached a settlement with the IRS Appeals Division to close the previously-disclosed IRS deemed royalty assessment relating to 2009 and 2010 foreign operations. The settlement was subject to the Congressional Joint Committee on Taxation approval, which was received during the second quarter of 2013. The

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

resolution of this matter has closed all known disputes with the IRS relating to tax years 2009 and 2010 and resulted in a refund of approximately $14 million, which was received during the third quarter of 2013, from a previously approved carryback of a tax accounting method change. For the 2011 year, final resolution of this matter was received in October 2013 with no change to the Company’s tax return.

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

The Company has significant deferred tax assets in the U.S. and in foreign jurisdictions against which valuation allowances have been established and will continue to assess the realizability of these deferred tax assets. There are certain foreign jurisdictions where the Company believes it is necessary to see further positive evidence, such as sustained achievement of cumulative profits, before any valuation allowances can be released with respect to these operations. If such positive evidence develops in 2013, the Company may release all or a portion of the remaining valuation allowances in these jurisdictions as early as the fourth quarter of 2013. Such release would have a positive impact on our income tax expense in the period of release.

On September 13, 2013, the IRS and U.S. Treasury Department issued final regulations addressing the deduction and capitalization of tangible property expenditures, which are effective beginning with the 2014 tax year. The Company is currently evaluating the changes required by these regulations but does not expect them to have a material impact on the Company’s consolidated financial statements.

Note L – Fair Value Measurements

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

The fair values of foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data. At the end of the third quarter of 2013, the amounts receivable or payable under foreign currency and fuel contracts were not significant.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

The fair value of the Senior Secured Notes is considered a Level 2 fair value measurement and is based on market trades of these securities on or about the dates below.

	September 28, 2013		December 29, 2012		September 29, 2012
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
9.75% senior secured notes	$250,000	$295,625	$250,000	$265,938	$250,000	$255,938

Fair Value Estimates Used in Impairment Analyses

North American Retail Division

Because of declining sales in recent periods, the Company has conducted a detailed quarterly store impairment analysis. The analysis uses input from retail store operations and the Company’s accounting and finance personnel that organizationally report to the Chief Financial Officer. These projections are based on management’s estimates of store-level sales, gross margins, direct expenses, exercise of future lease renewal options, where applicable, and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. If the anticipated cash flows of a store cannot support the carrying value of its assets, the assets are impaired and written down to estimated fair value using Level 3 inputs. The Company recognized store asset impairment charges of $5 million and $14 million, in the third quarter and year-to-date 2013, respectively, and $73 million and $115 million, in the third quarter and year-to-date 2012, respectively.

The third quarter 2013 impairment charge reflects 16 locations that were reduced to estimated fair value of $2 million based on their projected cash flows, discounted at 13% and 109 stores reduced to estimated salvage value of $3 million. A 100 basis point decrease in sales used in these estimates would have increased the impairment charge by approximately $1 million. Independent of the sensitivity on sales assumption, a 50 basis point decrease in gross margin would have increased the impairment charge by approximately $3 million. The interrelationship of having both of those inputs change as indicated would have increased the impairment charge by approximately $6 million.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or in certain circumstances, even if store performance is as anticipated, additional impairment charges may result. However, at the end of the third quarter of 2013, the impairment analysis reflects the Company’s best estimate of future performance, including the intended future use of the Company’s retail store assets.

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

Dividends were paid in cash for the first three quarters of 2013 and paid-in-kind for the first three quarters of 2012. For the third quarter of 2012, the simulation was based on a beginning stock price of $2.56, stock price volatility of 64.2%, a risk free rate of 2.8%, and credit spread of 13.5%. The calculation resulted in a fair value estimate of approximately $7.7 million for the third quarter of 2012. A stock price volatility of 55% or 75% would have increased the estimate by $0.7 million or decreased the estimate by $0.6 million, respectively. Using a beginning of period stock price of $1.50 or $3.50 would have decreased the estimate by $1.7million or increased the estimate by $1.1 million, respectively. Assuming all future dividends would be paid in cash would have increased the estimate by $1.3 million. Assuming all future dividends would be paid-in-kind would have had no significant impact on the estimate.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

Goodwill Impairment

The estimated fair value of the International Division’s reporting unit that recognized a goodwill impairment charge during the third quarter of 2013 was prepared by Company finance and accounting personnel that organizationally report to the Chief Financial Officer. The estimated value was developed using discounted cash flows and market data, where available. The cash flows were projected to decrease, level off and turn positive and were discounted at 13%. The reporting unit carrying value exceeded the estimated fair value such that all goodwill was impaired.

Note M – Derivative Instruments and Hedging Activity

As a global supplier of office products and services the Company is exposed to risks associated with changes in foreign currency exchange rates, commodity prices, interest rates, and changing fuel prices from inbound and outbound transportation arrangements. The Company may enter into derivative transactions to mitigate such risks. Financial instruments authorized under the Company’s established risk management policy include spot trades, swaps, options, caps, collars, forwards and futures. Use of derivative financial instruments for speculative purposes is expressly prohibited. The fair value and activity of derivative financial instruments were not material as of and for the periods ended September 28, 2013 or September 29, 2012.

Note N – Gain on Sale of Investment in Unconsolidated Joint Venture

The Company participated in a joint venture in Mexico since 1994. Because control was shared equally with a partner, this investment was accounted for using the equity method. On July 9, 2013, the Company completed the sale of its investment in Office Depot de Mexico to Grupo Gigante, S.A.B. de C.V. for the Mexican Peso amount of 8,777 million in cash (approximately $680 million at then-current exchange rates). A pretax gain of $381 million was recognized in the third quarter of 2013 ($382 million for the year-to-date period) as Gain on the disposition of joint venture in Other income (expense) in the Condensed Consolidated Statements of Operations. The gain is net of third party fees, as well as recognition of $39 million of cumulative translation losses released from other comprehensive income because the subsidiary holding the joint venture investment was substantially liquidated. Refer to Note I for discussion of related goodwill impairment and Note K for income tax impacts of the sale.

The investment balance of $241.8 million and $236.3 million at December 29, 2012 and September 29, 2012, respectively, was included in Other Assets in the Condensed Consolidated Balance Sheets. The Company’s proportionate share of Office Depot de Mexico’s net income prior to the sale is presented in Miscellaneous income, net in the Condensed Consolidated Statements of Operations.

The following tables provide summarized information from the statements of income for Office Depot de Mexico for the periods presented prior to the sale of the Company’s investment. Statement of income data for 2013 is presented through June 29, 2013 which is the last date of the second quarter, as the incremental amounts for the period through the sale date are not significant:

	Through June 29,	2012
(In thousands)	2013	Third Quarter	Year-to-Date
Sales	$562,886	$316,255	$860,838
Gross profit	169,043	93,820	254,343
Net income	28,374	20,791	47,141

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) - (Continued)

Note O – Commitments and Contingencies

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

On February 20, 2013, Office Depot and OfficeMax announced a definitive agreement under which the companies would combine in an all-stock merger-of-equals transaction. Between February 25, 2013 and March 29, 2013, six putative class action lawsuits were filed by purported OfficeMax shareholders in the Circuit Court of the Eighteenth Judicial Circuit in DuPage County, Illinois challenging the transaction and alleging that the defendant companies and individual members of OfficeMax’s Board of Directors violated applicable laws by breaching their fiduciary duties and/or aiding and abetting such breaches. The plaintiffs sought, among other things, injunctive relief and rescission, as well as fees and costs. The lawsuits were consolidated as Venkata S. Donepudi v. OfficeMax Incorporated et. al. Subsequently, two similar lawsuits were filed in the United States District Court for the Northern District of Illinois. Like the state court lawsuits, the federal actions alleged that the disclosure in the joint proxy statement/prospectus was inadequate. On June 25, 2013, the parties entered into a Memorandum of Understanding (“MOU”) regarding settlement of the litigation. In consideration for the settlement and release, Office Depot and OfficeMax made certain supplemental disclosures to the joint proxy statement/prospectus. The MOU contemplates that the parties will attempt in good faith to agree to a stipulation of settlement to be submitted to the court for approval. Office Depot does not believe that the amount paid in this settlement will be material to its financial statements.

Note P – Subsequent Events

On November 1, 2013, the Company entered into a Third Amendment to the Amended Credit Agreement. The Third Amendment is only effective upon completion of the merger with OfficeMax. The Third Amendment expands the credit facility to $1.25 billion, allows for the merger with OfficeMax, recognizes existing OfficeMax debt and assets, expands amounts for permitted indebtedness, liens, investments and asset sales and increases restricted payments and capital expenditure limits, among other things.

On November 1, 2013, OfficeMax and Office Depot announced that the U.S. Federal Trade Commission has unconditionally cleared the proposed merger of equals. The transaction will be completed once all remaining closing conditions are satisfied.

On November 5, 2013, in connection with the merger closing, the remaining 50 percent of the preferred stock was redeemed by the Company. Redemption payment included regular dividends incurred through the redemption date.

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

During the first quarter of 2013, the Company modified its measure of business segment operating income for management reporting purposes to allocate to the Divisions additional General and administrative (“G&A”) and other expenses, as well as additional assets, capital expenditures, and related depreciation expense. No changes have been made to the composition of the Divisions. Additionally, the Company changed its accounting principle of presenting shipping and handling expenses in Operating and selling expenses (previously Store and warehouse operating and selling expenses) to a preferable accounting principle of presenting such expenses in Costs of goods sold and occupancy costs. The Company considers this presentation preferable because it includes costs associated with revenues in the calculation of gross profit and provides better comparability to industry peers. Prior period results have been reclassified to conform to the current period presentation for both the change in accounting principle and the change in measurement of Division operating income (loss). These changes result in the decrease in Gross profit in the Condensed Consolidated Statements of Operations and revised measure of Division operating income (loss). Refer to Note I in Notes to the Condensed Consolidated Financial Statements for additional Division information. Neither the change in accounting principle, nor the change in Division operating income (loss) impacted Consolidated Operating income (loss), Net earnings (loss), or Earnings (loss) per share for the respective periods.

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

This MD&A contains significant amounts of forward-looking information. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Our discussion of Risk Factors, found in Item 1A of our 2012 Form 10-K, and Forward-Looking Statements, found immediately following the MD&A in our 2012 Form 10-K, apply to these forward-looking statements.

RESULTS OF OPERATIONS

OVERVIEW

A summary of certain factors impacting results for the 13-week and 39-week periods ended September 28, 2013 (also referred to as “the third quarter of 2013” and “year-to-date 2013”, respectively) compared to the 13-week and 39-week periods ended and September 29, 2012 (also referred to as “the third quarter of 2012” and “year-to-date 2012”, respectively) is provided below. Additional discussion of the 2013 third quarter and year-to-date results is provided in the narrative that follows.

•	On February 20, 2013, the Company entered into a merger agreement with OfficeMax Incorporated (“OfficeMax”), pursuant to which the Company and OfficeMax would combine in an all-stock merger transaction (the “Merger Agreement”). At the effective time of the merger, the Company would issue 2.69 new shares of common stock for each outstanding share of OfficeMax common stock. Currently, the Company is considered the accounting acquirer, which determination will be confirmed at the effective time of the merger. On July 10, 2013, shareholders of each company approved the transactions contemplated by the Merger Agreement. The merger will not be final until the receipt of certain regulatory approvals and completion of other customary closing conditions.

•	The Company has recognized $40 million and $72 million of Merger and certain shareholder-related expenses during the third quarter and year-to-date 2013. The merger expenses are expected to continue throughout the year and into future periods.

•	Sales in the third quarter of 2013 decreased 3% compared to the third quarter of 2012.

•	Sales in the North American Retail Division decreased 4%; comparable store sales decreased 2%.

•	Sales in the North American Business Solutions Division decreased 2%.

•	International Division sales decreased 2% in U.S. dollars and 4% in constant currency.

•	Total Company gross profit margin decreased 45 basis points in the third quarter of 2013, with decreases in North American Retail and International Divisions and an increase in North American Business Solutions Division.

•	The North American Retail Division recognized non-cash asset impairment charges of $5 million and $14 million during the third quarter and year-to-date 2013, respectively. Similar asset impairment charges were $73 million and $115 million for the third quarter and year-to-date 2012, respectively. Additionally, $15 million of intangible asset impairment charges were recognized in the third quarter of 2012 related to decreased performance in Sweden.

•	Pre-tax restructuring charges of $4 million and $18 million were recognized in the third quarter and year-to-date 2013, respectively. During the third quarter and year-to-date 2012, pre-tax restructuring and other charges of $8 million and a net credit of $11 million were recognized, respectively. The $11 million net credit in the year-to-date 2012 period included a net gain on purchase price recovery of $63 million, partially offset by restructuring and other charges of $40 million and $12 million of loss on extinguishment of debt.

•	After considering the merger and certain shareholder-related expenses, asset impairment and restructuring charges, total Company operating expenses were lower in the third quarter and year-to-date 2013 compared to 2012, with reductions in each of the Divisions.

•	On July 9, 2013, the Company completed the sale of its investment in Office Depot de Mexico, S.A. de C.V. (“Office Depot de Mexico”) to Grupo Gigante, S.A.B. de C.V. A gain on disposition of joint venture of $381 million was recognized in the third quarter of 2013. The disposition of this joint venture triggered recognition of $44 million of goodwill impairment in the third quarter of 2013.

•	On July 11, 2013, the Company redeemed 50 percent of the redeemable preferred stock with a cash payment of $216 million. Associated with this redemption, a $22 million dividend was recognized consisting of a $12 million redemption premium and $10 million of preferred stock liquidation preference greater than carrying value.

•	Income tax expense for the third quarter and year-to-date 2013 includes $146 million tax on the gain from the sale of Office Depot de Mexico. Additionally, tax expense for all periods reflect the impact of limitations on recognizing deferred tax benefits as a result of valuation allowances recorded in several tax jurisdictions. The year-to-date 2012 amount included a $16 million tax benefit from an approved tax loss carryback.

•	The most dilutive earnings per share was $0.41 in the third quarter of 2013 compared to a loss per share of $0.25 for the third quarter of 2012. The 2013 EPS was positively impacted by the gain on joint venture sale and negatively impacted by goodwill and other asset impairments, merger expenses and restructuring charges.

DIVISION RESULTS

North American Retail Division

	Third Quarter		Year-to-Date
(Dollars in millions)	2013	2012	2013	2012
Sales	$1,127.8	$1,173.7	$3,211.1	$3,387.1
% change	(4)%	(5)%	(5)%	(7)%
Division operating income (loss)	$10.2	$(52.0)	$(2.7)	$(84.4)
% of sales	0.9%	(4.4)%	(0.1)%	(2.5)%

Third quarter sales in the North American Retail Division were $1.1 billion, a decrease of 4% compared to the third quarter of 2012. Comparable store sales in the 1,063 stores that have been open for more than one year decreased 2% for the third quarter of 2013. Sales of ink and toner were lower in the third quarter of 2013 compared to the same period in 2012, partially impacted by vendor promotions in the prior year. Sales of paper and printers were lower and were impacted by lower average selling prices compared to the prior year. Furniture sales declined, reflecting additional clearance activity in 2013. Certain technology and related categories were lower this quarter; however, sales of tablets and mobility devices increased. Sales in Copy and Print Depot, as well as sales of school supplies increased. Average order value declined approximately 1% and customer transaction counts declined approximately 2% compared to the same period last year.

The North American Retail Division reported operating income of $10 million in the third quarter of 2013, compared to an operating loss of $52 million in the same period of 2012. Division operating income (loss) included charges of $5 million and $74 million for the third quarters of 2013 and 2012, respectively, primarily related to non-cash asset impairments of $5 million and $73 million, respectively, and restructuring-related costs. Asset impairment charges have been recognized each quarter since the third quarter of 2011 and may continue in future periods.

After considering the impairment and other charges, the third quarter 2013 operating income compared to the same period in 2012 decreased. Gross profit margin decreased 58 basis points, reflecting the pressures addressed above. Division operating income was also impacted by the negative flow through of lower sales, partially offset from lower professional fees, payroll and general and administrative expenses.

During the third quarter of 2013, the North American Retail Division closed seven stores and opened two, ending the period with a store count of 1,104.

Sales in the year-to-date 2013 period decreased 5% and comparable store sales decreased 4%, compared to the year-to-date 2012. The timing of the new year holidays negatively impacted sales in first quarter of 2013. Sales in the year-to-date 2013 compared to the same period in 2012 reflect lower sales of technology products, furniture and supplies. Sales in Copy and Print Depot and sales of cleaning and breakroom products increased. Division operating loss included asset impairment and other charges of $14 million and $115 million for the year-to-date 2013 and 2012, respectively. After considering these charges, the decrease in Division operating income in 2013 reflects the negative flow-through impact of lower sales, partially offset by lower advertising, general and administrative and other expenses.

North American Business Solutions Division

	Third Quarter		Year-to-Date
(Dollars in millions)	2013	2012	2013	2012
Sales	$811.2	$827.4	$2,407.8	$2,451.5
% change	(2)%	1%	(2)%	1%
Division operating income	$38.8	$30.4	$94.9	$72.0
% of sales	4.8%	3.7%	3.9%	2.9%

Third quarter sales in the North American Business Solutions Division were $811 million, a 2% decrease compared to the third quarter of 2012. Third quarter 2013 sales in the contract channel decreased low-single digits compared to the same period in 2012, reflecting both the restructuring and relocation of our technology selling effort that began in the first quarter of 2013 as well as continued customer budgetary pressures on sales to the federal government. These two factors explain the contract channel sales decline for the third quarter of 2013. The technology restructuring may continue to negatively impact sales through the first quarter of 2014; however, the sales declines are expected to be offset by operating efficiencies and gross margin improvement. Sales to education and state and local accounts increased, while sales to large and enterprise-level accounts decreased. Sales in the direct channel were flat. Growth in online sales was offset by lower purchases from customers who shop using catalogs and order through our inbound call centers. This shift in customer shopping channel preference has been visible in recent quarters and is expected to continue. In addition to the technology impacts discussed above, sales at the Division level of supplies, including paper, ink and toner, were lower, partially offset by increases in sales in Copy and Print Depot, furniture, cleaning and breakroom categories.

The North American Business Solutions Division reported operating income of $39 million in the third quarter of 2013, compared to $30 million in the same period of the prior year. Division operating income includes charges of $2 million in the third quarter of 2012, primarily related to severance and other restructuring activity. The increase in Division operating income reflects a 13 basis point increase in gross margin, lower payroll, advertising and general and administrative expenses.

Sales in the year-to-date 2013 decreased 2% compared to the year-to-date 2012. The timing of the new year holidays negatively impacted sales in first quarter of 2013. The factors discussed above impacting the comparison of the third quarter of 2013 to the same period in 2012 largely apply to the comparison of the year-to-date 2013 to the year-to-date 2012.

International Division

	Third Quarter		Year-to-Date
(Dollars in millions)	2013	2012	2013	2012
Sales	$680.5	$691.9	$2,137.4	$2,234.3
% change	(2)%	(12)%	(4)%	(9)%
% change in constant currency	(4)%	(4)%	(6)%	(3)%
Division operating income (loss)	$2.6	$(14.6)	$(3.8)	$(25.8)
% of sales	0.4%	(2.1)%	(0.2)%	(1.2)%

The International Division reported third quarter 2013 sales of $681 million, a decrease of 2% in U.S. dollars and 4% in constant currency compared to the third quarter of 2012. The slowing economic conditions in Europe continue to impact sales. European sales in the contract channel decreased mid-single digits compared to the third quarter of 2012. Decisions to terminate certain unprofitable accounts partially contributed to this decline. Third quarter 2013 sales in the direct channel were lower across the Division; however, the rate of decline continued to improve. To adjust to market conditions, prices of ink and toner were lowered in several European markets. The retail channel sales compared to the third quarter of 2012 decreased, reflecting store closures in Sweden, partially offset by increased sales in stores in France.

The International Division operating income for the third quarter of 2013 was $3 million, compared to an operating loss of $15 million in the same period of 2012. Included in this measure of Division operating income (loss) is approximately $3 million of severance and restructuring charges in the third quarter of 2013 and $19 million of charges in the same period of 2012. The third quarter of 2012 charges includes $15 million of intangible asset impairment charges resulting from decreased performance in Sweden. After considering these charges in both periods, Division operating results increased, reflecting operational improvements, lower advertising, payroll and general and administrative expenses, including benefits from lower employee and real estate accruals. These benefits were partially offset by an 81 basis point reduction in gross margin from the pricing initiatives mentioned above and a shift in the mix of sales, as well as the negative impact of the flow through of lower sales.

Sales in the year-to-date 2013 decreased 4% in U.S. dollars and 6% in constant currency compared to the year-to-date of 2012. The timing of the new year holidays negatively impacted sales in first quarter of 2013. Sales in both the contract and direct channels decreased, largely reflecting the factors discussed for the third quarter of 2013. Severance and restructuring charges of $12 million and $46 million were recognized in the year-to-date of 2013 and 2012, respectively. As noted above, the 2012 charges also include $15 million of intangible asset impairment charges. After considering these charges, the decrease in Division operating income for the year-to-date of 2013 compared to 2012 reflects the negative flow-through impact of lower sales, partially offset by operational improvements and lower advertising, payroll and general and administrative expenses.

CORPORATE AND OTHER

Goodwill impairment

As previously disclosed, a reporting unit of the International Division included operating subsidiaries in Europe and ownership of Office Depot de Mexico. A substantial majority of the estimated fair value of the reporting unit over its carrying value related to the joint venture and we disclosed that if the joint venture were to be removed from the reporting unit, all of the goodwill in that reporting unit likely would be impaired. Following the July 2013 sale of the Company’s interest in Office Depot de Mexico and return of cash proceeds to the U.S. parent company, the fair value of the reporting unit with goodwill decreased below its carrying value and goodwill was fully impaired. The impairment charge of $44 million is included in Asset impairments in the Condensed Consolidated Statement of Operations for the third quarter and year-to-date 2013.

Merger and certain shareholder-related expenses

On February 20, 2013, the Company entered into a merger agreement with OfficeMax, pursuant to which the Company and OfficeMax would combine in an all-stock merger transaction. On July 10, 2013, the shareholders of each company approved the transaction. However, the merger will not be final until the receipt of certain regulatory approvals and completion of other customary closing conditions. The Company has recognized $40 million and $72 million of Merger and certain shareholder-related expenses during the third quarter and year-to-date 2013 and will continue to recognize related expenses as incurred. The merger expenses include investment banking, legal, accounting, and other third party costs associated with the transaction, including regulatory filings and shareholder approvals. Merger expenses also include direct incremental travel and dedicated personnel costs, as well as accruals for retention of key employees. Certain fees are contingent on the transaction closing and are not yet recognized. It is anticipated that merger expenses will continue throughout 2013 and into future periods. Such future amounts could be material. The certain shareholder-related expenses include third party costs incurred to provide shareholders with information relating to the composition of the Board of Directors. The current Board of Directors was elected at the Annual Stockholders Meeting on August 21, 2013.

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

The cash payment from the seller was received by a subsidiary of the Company with the Euro as its functional currency and the pension plan funding was made by a subsidiary with Pound Sterling as its functional currency, resulting in certain translation differences between amounts reflected in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the first half of 2012. The receipt of cash from the seller is presented as a source of cash in investing activities. The contribution of cash to the pension plan is presented as a use of cash in operating activities. Refer to Note E of the Notes to Condensed Consolidated Financial Statements.

General & Administrative (“G&A”) Expenses

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

Total G&A expenses decreased to $145 million in the third quarter of 2013 from $165 million in the third quarter of 2012. A breakdown of total G&A expenses between the portion included in Division operating income (loss) and the portion considered corporate expenses is provided in the following table:

	Third Quarter		Year-to-Date
(In millions)	2013	2012	2013	2012
Division G&A expenses	$124.8	$146.1	$394.6	$444.0
Corporate G&A expenses	20.0	19.0	60.5	66.3

Total G&A expenses	$144.8	$165.1	$455.1	$510.3

Total G&A expenses include restructuring and business process improvement charges of approximately $1 million and $6 million for the third quarters of 2013 and 2012, respectively. All of the third quarter 2013 charges and $5 million of the third quarter 2012 charges were recognized in Division G&A expenses.

Restructuring and business process improvement charges of $8 million and $29 million were recognized during the year-to-date periods of 2013 and 2012, respectively. All of the year-to-date 2013 charges and $22 million of the year-to-date 2012 charges were recognized in Division G&A expenses.

After considering these charges, Division G&A expenses decreased in each Division, reflecting benefits from prior restructuring activities, cost control and certain functional alignment changes.

Of the $7 million of charges included in Corporate G&A for the year-to-date 2012 period, $5 million related to the gain on recovery of purchase price discussed above.

After considering these charges, Corporate G&A expenses increased in the third quarter and year-to-date 2013 compared to the same periods in 2012. The changes reflect lower payroll, outside services and professional fees in 2013, offsetting a greater reduction in variable pay in 2012 compared to 2013.

Possible Management Reporting Changes

As the Company prepares for the merger with OfficeMax, internal management reporting conventions are being reconsidered. The Company currently anticipates retaining its three reportable segments, but is considering modification to the measurement of Division operating income (loss), primarily to exclude asset impairment and restructuring charges. Oversight of restructuring activities may be at the Corporate level. However, this analysis is not yet complete and reports used to allocate resources and evaluate performance have not yet been modified. Should these changes be implemented, prior period information will be recast for purposes of comparability.

Other Income (Expense)

The decrease in interest expense for the third quarter and year-to-date 2013 compared to the same periods of 2012 reflects the maturity in August 2013 of $150 million of Senior Notes.

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

On July 9, 2013, the Company completed the sale of its investment in Office Depot de Mexico to Grupo Gigante, S.A.B. de C.V. for the Mexican Peso amount of 8,777 million in cash ($680 million at then-current exchange rates). A pretax gain of $381 million was recognized in the third quarter of 2013 ($382 million for the year-to-date period). The gain is net of third party fees, as well as recognition of $39 million of cumulative translation loss released from other comprehensive income because the subsidiary holding the investment was substantially liquidated.

The sale of this investment had a significant impact on the comparison of Miscellaneous income, net to the prior year. The Company’s portion of the joint venture results for the year-to-date 2013 was $13 million. The Company’s portion of joint venture results for the third quarter and year-to-date 2012 were $11 million and $23 million, respectively. In addition, Miscellaneous income, net includes gains and losses on our deferred compensation plan and foreign currency transactions.

Income Taxes

The effective tax rate for the third quarter and year-to-date 2013 was 49.0% and 61.7%, respectively, compared to -5.9% and -0.5%, respectively, for the same periods of 2012. The increase in income tax expense and effective tax rate from the third quarter of 2012 is primarily attributable to the sale of the Company’s investment in Office Depot de Mexico, which is discussed in Note N. The Company paid $117.3 million of Mexican income tax upon the sale and estimates to incur additional U.S. income tax expense of $32.7 million due to dividend income and Subpart F income in 2013 as a result of the sale, for total estimated income tax expense of $150 million. After application of interim period tax accounting, $145.6 million of the total estimated income tax expense was recognized in the third quarter of 2013, with the remainder to be recognized in the fourth quarter of 2013. In addition, the effective tax rate for year-to-date 2012 includes the accrued benefit related to the favorable settlement of the U.S. Internal Revenue Service (“IRS”) examination of the 2009 and 2010 tax years, as discussed below. The year-to-date 2012 effective tax rate was also impacted by the recovery of purchase price that was treated as a purchase price adjustment for tax purposes. As discussed in Note E, this recovery would have been a reduction of related goodwill for financial reporting purposes, but the related goodwill was impaired in 2008. Additionally, the loss on extinguishment of debt in the United States during the first quarter of 2012 did not generate a financial statement tax benefit because of existing valuation allowances.

The effective tax rates for all presented periods reflect the recognition of tax expense in tax jurisdictions with pretax earnings and the absence of deferred tax benefits on pretax losses of certain tax jurisdictions with valuation allowances. Accordingly, interim income tax accounting is likely to result in significant variability of the effective tax rate throughout the course of the year. Changes in income projections and the mix of income across jurisdictions could also impact the effective tax rate each quarter.

Upon the sale of Office Depot de Mexico in the third quarter of 2013, $4.7 million of income tax expense was reclassified from accumulated other comprehensive income to the Consolidated Statement of Operations to remove the residual income tax effects associated with currency translation on the Company’s investment in Office Depot de Mexico. Such income tax effects were recorded in the cumulative translation account, which is a component of Accumulated other comprehensive income, due to intraperiod allocations required in the fourth quarter of 2012 when the Company removed its indefinite reinvestment assertion with respect to certain foreign earnings accumulated at Office Depot de Mexico.

Also as a result of the sale, the Company realized an income tax benefit of $5.2M for equity compensation deductions for which no benefit was previously recorded. The income tax benefit was recorded as additional paid-in capital in the third quarter of 2013. The Company expects to utilize all of its U.S. federal net operating loss (“NOL”) carryfowards in 2013 as a consequence of the disposition of Office Depot de Mexico.

The Company has reached a settlement with the IRS Appeals Division to close the previously-disclosed IRS deemed royalty assessment relating to 2009 and 2010 foreign operations. The settlement was subject to the Congressional Joint Committee on Taxation approval, which was received during the second quarter of 2013. The resolution of this matter has closed all known disputes with the IRS relating to tax years 2009 and 2010 and resulted in a refund of approximately $14 million, which was received during the third quarter of 2013, from a previously approved carryback of a tax accounting method change. For the 2011 year, final resolution of this matter was received in October 2013 with no change to the Company’s tax return.

The Company has significant deferred tax assets in the U.S. and in foreign jurisdictions against which valuation allowances have been established and will continue to assess the realizability of these deferred tax assets. There are certain foreign jurisdictions where the Company believes it is necessary to see further positive evidence, such as sustained achievement of cumulative profits before any valuation allowances can be released with respect to these operations. If positive evidence develops in 2013, the Company may release all or a portion of the remaining valuation allowances in these jurisdictions as early as the fourth quarter of 2013. Such release would have a positive impact on our income tax expense in the period of release.

On September 13, 2013, the IRS and U.S. Treasury Department issued final regulations addressing the deduction and capitalization of tangible property expenditures, which are effective beginning with the 2014 tax year. The Company is currently evaluating the changes required by these regulations but does not expect them to have a material impact on the Company’s consolidated financial statements.

Preferred Stock Dividends

In accordance with certain merger-related agreements which the Company entered into with the holders of the Company preferred stock concurrently with the execution of the Merger Agreement and following shareholder approval of the merger, on July 11, 2013, the Company redeemed 50 percent of the preferred stock. The cash payment of $216.2 million included the liquidation preference of $203.4 million, a redemption premium of $12.2 million, measured at 6% of the liquidation preference, and regular dividends through the redemption date of $0.6 million. Preferred stock dividends for the third quarter and year-to-date 2013 include $22.4 million related to this redemption, comprised of the $12.2 million redemption premium and $10.2 million representing 50 percent of the difference between liquidation preference and carrying value of the preferred stock. The liquidation preference exceeded the carrying value because of initial issuance costs and paid-in-kind dividends recorded for accounting purposes at fair value.

In connection with the merger closing, the remaining 50 percent of the preferred stock either will be redeemed by the Company or, at the election of the preferred stockholders, will be converted into Company common stock and sold. If redeemed by the Company, an additional cash payment and incremental dividend similar to that discussed above will be recognized. If converted by the preferred stockholders into Company common stock but not sold by the time of closing, the Company has committed to purchase the amount of Company common stock held by the preferred stockholders such that the preferred stockholders would not own more than 5% of the aggregate Company common stock at the closing of the merger. Should the preferred stockholders convert any allowable portion of the preferred stock to common stock, the net carrying value of this portion of preferred stock will be reclassified into common stock and additional paid-in capital. Any purchase by the Company of the Company’s common stock held by the preferred stockholders will be at the preceding trading day’s closing price as listed on the New York Stock Exchange and will be presented in the Consolidated Financial Statements as additional purchases of treasury stock.

On November 5, 2013, in connection with the merger closing, the remaining 50 percent of the preferred stock was redeemed by the Company. Redemption payment included regular dividends incurred through the redemption date.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 28, 2013, we had approximately $725 million in cash and equivalents and another $728 million available under the Amended Credit Agreement (as defined in Note D of the Condensed Consolidated Financial Statements) based on the September borrowing base certificate, for a total liquidity of approximately $1.5 billion. We currently believe that available funds and cash flows generated from operations will be sufficient to fund our working capital, capital expenditure and debt repayment requirements for at least the next twelve months.

At September 28, 2013, no amounts were drawn under the Amended Credit Agreement. There were no amounts outstanding during the third quarter of 2013 at any month end. There were letters of credit outstanding under the Amended Credit Agreement at the end of the third quarter totaling $78 million. An additional $0.2 million of letters of credit were outstanding under separate agreements.

We also had short-term borrowings of $1.0 million at September 28, 2013 under various local currency credit facilities for our international subsidiaries that had an effective interest rate at the end of the third quarter of approximately 5.5%. The maximum month end amount occurred in July at approximately $1.3 million and the maximum monthly average amount occurred in July at approximately $1.4 million. The majority of these short-term borrowings represent outstanding balances on uncommitted lines of credit, which do not contain financial covenants.

The $150 million of 6.25% senior notes were repaid at par, upon maturity in August 2013.

The Company was in compliance with all applicable financial covenants at September 28, 2013.

Dividends on the Company’s redeemable preferred stock are payable quarterly, and will be paid in-kind or in cash, only to the extent that the Company has funds legally available for such payment and a cash dividend is declared by the Company’s Board of Directors. Dividends in the first three quarters of 2013 have been paid in cash. The Company anticipates paying dividends in cash for the remainder of 2013 the preferred stock is outstanding.

In accordance with the merger-related agreements and following shareholder approval of the merger, on July 11, 2013, the Company redeemed 50 percent of the preferred stock. In connection with the merger closing, the remaining 50 percent of the preferred stock either will be redeemed by the Company or, at the election of the preferred stockholders, converted into Company common stock and sold. If redeemed by the Company, an additional cash payment and incremental dividend similar to that discussed above will be recognized. If converted by the preferred stockholders into Company common stock but not sold by the time of closing, the Company has committed to purchase the amount of Company common stock held by the preferred stockholders such that they would not own more than 5% of the aggregate Company common stock at the closing of the merger.

On November 5, 2013, in connection with the merger closing, the remaining 50 percent of the preferred stock was redeemed by the Company. Redemption payment included regular dividends incurred through the redemption date.

On November 1, 2013, the Company entered into a Third Amendment to the Amended Credit Agreement, which will be effective upon completion of the merger with OfficeMax. The Third Amendment expands the credit facility to $1.25 billion, allows for the merger with OfficeMax, recognizes existing OfficeMax debt and assets, expands amounts for permitted indebtedness, liens, investments and asset sales and increases restricted payments and capital expenditure limits, among other things.

The Company has incurred $40 million and $72 million of Merger and certain shareholder-related expenses during the third quarter and year-to-date 2013. Significant merger expenses are expected to continue throughout the year and into future periods.

Cash Flows

During the year-to-date 2013, cash used in operating activities was approximately $120 million, compared to a source of approximately $84 million during the same period last year. Cash flow provided by operating activities is negatively impacted by the payment of $147 million income taxes related to the Company’s gain in the disposition of the investment in Office Depot de Mexico. In the year-to-date 2012 period, the Company recognized a credit in earnings as the Recovery of purchase price from a 2003 business combination. The cash portion of this recovery is reclassified out of operating activities and reflected as a source of cash in investing activities. However, that cash was required by the original purchase agreement to be contributed to the acquired pension plan. The pension funding during 2012 is presented as a use of cash in operating activities.

Changes in net working capital and other components for the year-to-date 2013 resulted in a $83 million use of cash compared to a $73 million use in the same period last year. The increased use of cash in 2013 largely reflects the timing of activity toward the end of the respective balance sheet periods, with 2013 experiencing an increase in accounts receivable and inventory, compared to decreases in the same period in the 2012. These changes were partially offset by proceeds from an accounts receivable factoring agreement in France, a decrease in prepaid accounts and other assets, and a lower decrease in accounts payable, accrued expenses and other current and long-term liabilities in 2013 compared to the same period in the 2012. Working capital is influenced by a number of factors including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, refer to Note A of the Notes to Condensed Consolidated Financial Statements.

Cash provided by investing activities was approximately $581 million in year-to-date 2013, compared to $1 million in the same period last year. The source of cash in 2013 results primarily from $675 million proceeds from the disposition of the joint venture Office Depot de Mexico. The source of cash for the 2012 period reflects the Recovery of purchase price of $50 million discussed above, release of restricted cash associated with the same transaction of $9 million and proceeds from assets sold and other of $31 million. Capital expenditures were $94 million in the year-to-date 2013, compared to $89 million in the same period last year.

Cash used in financing activities was approximately $410 million in 2013, compared to $39 million in the same period last year. In the third quarter 2013, the Company redeemed 50 percent of the preferred stock with a cash payment of $216.2 million. The redemption payment of $216.2 million includes the liquidation preference of $203.4 million, a redemption premium of $12.2 million, measured at 106% of the liquidation preference, and regular dividends accrued to the redemption date of $0.6 million. The $12.2 million redemption premium and the $0.6 million and regular dividends accrued to the redemption date are presented in Preferred stock dividend in the 2013 Condensed Consolidated Statement of Cash Flow. The regular dividend on preferred stock was paid in cash in the year-to-date 2013 and paid-in-kind during the year-to-date 2012. During 2012, the Company completed the settlement of a cash tender offer to purchase up to $250 million aggregate principal amount of its outstanding 6.25% senior notes due 2013. The Company also issued $250 million aggregate principal amount of 9.75% senior secured notes due March 15, 2019. The tender activity resulted in a $13 million cash loss on extinguishment of debt. Additionally, new issuance costs and costs to amend a separate borrowing agreement totaled $8 million. In August 2013, the Company repaid the $150 million of 6.25% senior notes at maturity. Net proceeds on other long- and short-term borrowings amounted to $17 million in 2013, compared to $18 million in the same period last year.

CRITICAL ACCOUNTING POLICIES

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2012 Form 10-K, as amended, in Note A of the Notes to the Consolidated Financial Statements and the Critical Accounting Policies section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risks

At September 28, 2013, there had not been a material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of the Company’s 2012 Form 10-K.

Foreign Exchange Rate Risks

At September 28, 2013, there had not been a material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of the Company’s 2012 Form 10-K.

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

Based on management’s evaluation, as of September 28, 2013, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that the Company files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

On February 20, 2013, Office Depot and OfficeMax announced a definitive agreement under which the companies would combine in an all-stock merger-of-equals transaction. Between February 25, 2013 and March 29, 2013, six putative class action lawsuits were filed by purported OfficeMax shareholders in the Circuit Court of the Eighteenth Judicial Circuit in DuPage County, Illinois challenging the transaction and alleging that the defendant companies and individual members of OfficeMax’s Board of Directors violated applicable laws by breaching their fiduciary duties and/or aiding and abetting such breaches. The plaintiffs sought, among other things, injunctive relief and rescission, as well as fees and costs. The lawsuits were consolidated as Venkata S. Donepudi v. OfficeMax Incorporated et. al. Subsequently, two similar lawsuits were filed in the United States District Court for the Northern District of Illinois. Like the state court lawsuits, the federal actions alleged that the disclosure in the joint proxy statement/prospectus was inadequate. On June 25, 2013, the parties entered into a Memorandum of Understanding (“MOU”) regarding settlement of the litigation. In consideration for the settlement and release, Office Depot and OfficeMax made certain supplemental disclosures to the joint proxy statement/prospectus. The MOU contemplates that the parties will attempt in good faith to agree to a stipulation of settlement to be submitted to the court for approval. Office Depot does not believe that the amount paid in this settlement will be material to its financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s Amended Credit Agreement allows payment of cash dividends on preferred stock and share repurchases in an aggregate amount of $75 million per fiscal year subject to the satisfaction of certain liquidity requirements. Also, so long as investors in the redeemable preferred stock own at least 10% of the common stock voting rights, on an as-converted basis, the affirmative vote of a majority of the shares of preferred stock then outstanding and entitled to vote is required for the declaration or payment of a dividend on common stock. Additionally, pursuant to an indenture, dated as of March 14, 2012, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, the Company is limited in its ability to pay dividends. The Company has never declared or paid cash dividends on its common stock.

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

Item 6. Exhibits.

Exhibits

2.1	Stock Purchase and Transaction Agreement by and among Office Depot, Inc., Office Depot Delaware Overseas Finance No. 1, LLC, Grupo Gigante S.A.B. de C.V. and Hospitalidad y Servicios Especializados Gigante, S.A. de C.V dated as of June 3, 2013 (Incorporated herein by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on July 15, 2013)

10.1	Settlement Agreement, dated August 20, 2013 between Office Depot, Inc. and Starboard Value L.P (and entities listed on Exhibit A of the Settlement Agreement) (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K filed with the SEC on August 21, 2013)

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Section 1350 Certification

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC.
(Registrant)

Date: November 5, 2013	By:	/s/ Neil R. Austrian
Neil R. Austrian
Chief Executive Officer and
Chairman, Board of Directors
(Principal Executive Officer)

Date: November 5, 2013	By:	/s/ Michael D. Newman
Michael D. Newman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2013	By:	/s/ Kim Moehler
Kim Moehler
Senior Vice President and Controller
(Principal Accounting Officer)