Form 10-K
period 2013-12-28
OFFICE DEPOT INC
filed 2014-02-25
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2013 (based on the closing market price on the Composite Tape on June 28, 2013) was approximately $1,096,514,976 (determined by subtracting from the number of shares outstanding on that date the number of shares held by affiliates of Office Depot, Inc.).

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At January 25, 2014, there were 532,327,658 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

Documents Incorporated by Reference:

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Office Depot, Inc. definitive Proxy Statement for its 2014 Annual Meeting of Shareholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Act of 1934, as amended, within 120 days of Office Depot, Inc.’s fiscal year end.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), that involve risks and uncertainties. These forward-looking statements include both historical information and other information that can be used to infer future performance. Examples of historical information include annual financial statements and the commentary on past performance contained in Part II — Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). While certain information has specifically been identified as being forward-looking in the context of its presentation, we caution you that, with the exception of information that is historical, all the information contained in this Annual Report should be considered to be “forward-looking statements” as referred to in the Reform Act. Without limiting the generality of the preceding sentence, any time we use the words “estimate,” “project,” “intend,” “expect,” “believe,” “anticipate,” “continue” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. Certain information in our MD&A is clearly forward-looking in nature, and without limiting the generality of the preceding cautionary statements, we specifically advise you to consider all of our MD&A in the light of the cautionary statements set forth herein.

Much of the information in this Annual Report that looks towards future performance of Office Depot, Inc. and its subsidiaries is based on various factors and important assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in this Annual Report. Significant factors that could impact our future results are provided in Part I — Item 1A. “Risk Factors” included in this Annual Report. Other risk factors are incorporated into the text of our MD&A, which should itself be considered a statement of future risks and uncertainties, as well as management’s view of our businesses.

In this Annual Report, unless the context otherwise requires, the “Company”, “Office Depot”, “we”, “us”, and “our” refer to Office Depot, Inc. and its subsidiaries.

Item 1. Business

Merger

On November 5, 2013, the Company completed its merger with OfficeMax Incorporated (“OfficeMax”) in an all-stock transaction (the “Merger”). In connection with the Merger, each outstanding share of OfficeMax common stock was converted into 2.69 shares of Office Depot common stock. The Company issued approximately 240 million shares of Office Depot, Inc. common stock to former holders of OfficeMax common stock, representing approximately 45% of the approximately 530 million total shares of outstanding Company common stock.

Office Depot was determined to be the accounting acquirer. In this all-stock transaction, only Office Depot common stock was transferred, the Office Depot shareholders received approximately 55% of the voting interest of the combined company and other factors were equally shared between the two former companies, including representation on the combined entity’s Board of Directors, or were further indicators of the Company being the accounting acquirer. OfficeMax’s financial results from the Merger date through December 28, 2013, are included in our Consolidated Statement of Operations, as discussed herein.

Integration

Integration planning commenced shortly after the announcement of the Merger in February 2013, while the Federal Trade Commission (“FTC”) conducted an investigation of the proposed Merger. On November 1, 2013, the Company received notice that the FTC had closed its investigation and the transaction closed on November 5, 2013 when all other closing conditions were met.

The Company’s by-laws provide that during the four-year period following the Merger, the Board of Directors will be comprised of five (5) independent directors designated by the continuing OfficeMax Directors Committee and five (5) independent directors designated by the continuing Office Depot Directors Committee. These independent directors appointed Roland C. Smith as Chairman and Chief Executive Officer on November 12, 2013 for a total of eleven (11) directors and Stephen E. Hare as Executive Vice President and Chief Financial Officer on December 2, 2013. We are conducting a search for two additional senior positions: President, North America and Executive Vice President, Chief Strategy Officer.

The task of integration continued with the selection of Boca Raton, Florida for the Company’s corporate headquarters. The next step was the organization design and talent selection, which was completed through mid-level management during the first quarter of 2014. The talent selection will be completed for the entire Company in March, 2014.

We expect the full integration process to take several years, with the initial focus on management consolidation and process integration. Work streams are underway in the Retail, Contract and Direct channels, and in Supply Chain, Real Estate, Merchandising, Marketing, Human Resources, Legal, Finance, and Information Technology. Integration activities that likely will have a multi-year horizon include, but are not limited to, harmonizing brands, product and vendor selections, system integration, store formats, store and supply chain integration.

The priorities are maintaining business and customer continuity while identifying and accelerating synergies and integrating organizations, processes and systems.

The integration activities will transform the way the Company operates over the next few years. The remaining discussion of the “Business” section in this Annual Report addresses the way the Company operates currently; however, the integration will significantly impact most of these processes in future periods.

The Company

Office Depot is a global supplier of office products and services to consumers and businesses of all sizes. Office Depot was incorporated in Delaware in 1986 with the opening of its first retail store in Fort Lauderdale, Florida. Office Depot’s common stock is traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol ODP. Following completion of the Merger, the OfficeMax common stock ceased trading on, and was delisted from, the NYSE.

The Company has decided to align its business along the three reportable segments (or “Divisions”) historically utilized by Office Depot: North American Retail Division, North American Business Solutions Division and International Division. Following the date of the Merger, the former OfficeMax U.S. Retail business is included in the North American Retail Division. The former OfficeMax United States and Canada Contract business is included in the North American Business Solutions Division. The former OfficeMax businesses in Australia, New Zealand and Mexico are included in the International Division.

Sales for these Divisions are processed through multiple channels, consisting of office supply stores, a contract sales force, an outbound telephone account management sales force, Internet sites, direct marketing catalogs and call centers, all supported by a network of supply chain facilities and delivery operations. Office Depot currently operates under the Office Depot® and OfficeMax® brands and utilizes other proprietary company and product brand names.

The Company’s primary websites are www.officedepot.com and www.officemax.com. The Company’s primary brands are discussed in the “Intellectual Property” section below.

Additional information regarding our Divisions and operations in geographic areas is presented below in Part II — Item 7. “MD&A” and in Note 19, “Segment Information,” of the Consolidated Financial Statements located in Part IV — Item 15. “Exhibits and Financial Statement Schedules” of this Annual Report.

Fiscal Year

Our fiscal year results are based on a 52- or 53-week retail calendar ending on the last Saturday in December. Fiscal year 2011 is based on 53 weeks, with a 14-week fourth quarter. Fiscal years 2013 and 2012 include 52 weeks, each with a 13-week fourth quarter. Fiscal years 2013, 2012, and 2011 ended on December 28, 2013, December 29, 2012, and December 31, 2011, respectively. The Company’s businesses in Canada, Australia and New Zealand, which were incorporated in the Company’s operations as a result of the Merger in November 2013, maintain calendar years with December 31 year-ends.

North American Retail Division

The North American Retail Division sells a broad assortment of merchandise through our chain of office supply stores throughout the United States, including Puerto Rico and the U.S. Virgin Islands. We currently offer office supplies, technology products and solutions, business machines and related supplies, facilities products, and office furniture from national brands as well as our own brands. Refer to the “Merchandising” section below for additional product information. Most retail stores also offer copy and print services, as discussed in the “Copy & Print DepotTM and OfficeMax ImPressTM” section below.

At the end of 2013, the North American Retail Division operated 1,912 office supply stores, including 823 stores resulting from the Merger. The count of open stores may include locations temporarily closed for remodels or other factors. We have a broad representation across North America with the largest concentration of our retail stores in Texas, Florida, California and Illinois. The majority of our retail stores are located in leased facilities that currently average over 20,000 square feet; however, most new store openings and store remodels have been in facilities smaller than the Company’s current average square footage.

During 2012, we developed a retail strategy that included planned downsizing of a significant number of stores or closing lower-contributing stores at the end of their lease terms. Following the date of the Merger, the Company began the assessment of how best to manage the combined portfolio of stores under the Office Depot and OfficeMax banners. This assessment is expected to result in exit costs associated with facility closures and product harmonization. Closures may include Office Depot and OfficeMax locations. Refer to Part II — Item 7. “MD&A” for additional information on the store activity.

Refer to the “North American Supply Chain” discussion below for additional information on our supply chain network.

Sales and marketing efforts are integral to understanding the Divisions’ processes and management. These efforts are addressed after the Divisions discussions.

North American Business Solutions Division

The North American Business Solutions Division sells nationally branded and our own brands’ office supplies, technology products, cleaning and breakroom supplies, office furniture, certain services, and other solutions to customers in Canada and the United States, including Puerto Rico, and the U.S. Virgin Islands. Office Depot customers are served by a dedicated sales force, through catalogs, telesales, electronically through our Internet sites, and limited store locations in Canada. Refer to the “Merchandising” section below for additional product information. The North American Business Solutions Division also offers copy and print services, as discussed in the “Copy & Print DepotTM and OfficeMax ImPressTM” section below.

Our contract sales channel employs a dedicated inside and field sales force that services the office supply needs to a range of small, medium and large-sized businesses. Part of our contract business is also with various schools, local, state and national governmental agencies. We also enter into agreements with consortiums to sell to various entities and across industries, including governmental and non-profit entities for non-exclusive buying arrangements. Sales to our contract customers that are fulfilled at retail locations are included in the results of our North American Retail Division, while honoring their contract pricing, as applicable.

Our direct sales channel is tailored to serve small- to medium-sized customers. Direct customers can order products from our catalogs, by phone or through our public websites (www.officedepot.com and www.officemax.com), including our public website devoted to technology products (www.techdepot.com). Refer to the “North American Supply Chain” discussion below for additional information on our supply chain network.

Copy & Print DepotTM and OfficeMax ImPressTM

Office Depot Copy & Print DepotTM and OfficeMax ImPressTM provide printing, digital imaging, reproduction, mailing, shipping through UPS, FedEx, and the U.S. Postal Service, and other services. We also maintain nationwide availability of personal computer (“PC”) support and network installation service that provides our customers with in-home, in-office and in-store support for their technology needs. Our in-store Copy & Print DepotTM and OfficeMax ImPressTM, as well as regional print facilities, support our North American Retail Division and North American Business Solutions Division. Sales are recognized by the respective division based on how the customer order is placed.

North American Supply Chain

The Company operates a network of distribution center (or “DC”) and crossdock facilities across the United States, Puerto Rico, and Canada. Crossdocks are flow-through facilities where bulk merchandise is sorted for distribution and shipped to fulfill the inventory needs of our retail stores and customers. Certain of our DCs are combination facilities, in which both DC and crossdock activities are performed. The DC and crossdock facilities’ costs, including real estate, technology, labor and inventory, are allocated to the North American Retail Division and North American Business Solutions Division based on the relative services provided. Certain of the DCs in the OfficeMax network are larger facilities primarily serving the retail business. The integration of the two companies may impact how these facilities operate in future periods.

Inventory is held in our DCs at levels we believe sufficient to meet current and anticipated customer needs. Certain purchases are sent directly from the manufacturer to our customers or retail stores. Some supply chain facilities and some retail locations also house sales offices, showrooms, and administrative offices supporting our contract sales channel.

As of December 28, 2013, we operated 91 DC and crossdock facilities in the United States and Canada, which includes 76 facilities added in 2013 as a result of the Merger.

Out-bound delivery and inbound direct import operations are currently provided by us and third-party carriers.

International Division

In recent years, the International Division has undergone significant restructuring activities, including disposing of assets and streamlining processes, primarily in Europe. These activities have helped to lower operating expenses. In late 2013, Division management outlined a plan that is expected to be more responsive to customer needs and further improve processes. The Division will realign the organization from a country-focus to a cross-European channel-focus. We plan for these changes to be implemented throughout 2014.

The International Division sells office products and services through direct mail catalogs, contract sales forces, Internet sites and retail stores, primarily through Company-owned operations, but also through joint ventures, and to a lesser extent, licensing and franchise agreements, alliances and other arrangements. We also offer copy and print services to our customers in Europe through our e-commerce business and certain retail locations. Refer to the “Merchandising” section below for additional product information.

As of December 28, 2013, Office Depot sold to customers in 55 countries throughout Europe, Asia/Pacific, and Latin America. Outside of North America, the Company operates wholly-owned entities, majority-owned entities or participates in other ventures covering 30 countries and has alliances in an additional 25 countries.

As of December 28, 2013, the International Division operated, through wholly-owned or majority-owned entities, 237 retail stores in France, South Korea, Sweden, New Zealand, Australia, and Mexico. In addition, we participate under licensing and merchandise arrangements in South Korea, Israel, Dominican Republic and the Middle East. As result of the Merger, we operate in New Zealand, Australia and Mexico.

In the third quarter of 2013, we sold our 50 percent investment in Office Depot de Mexico S.A. de C.V. (“Office Depot de Mexico”), a joint venture selling office products and services in Mexico, Central America, and South America. Since we participated equally in this business with a partner, we accounted for the activity under the equity method and joint venture sales are neither reflected in our revenues nor in our consolidated retail comparable store statistics. Our portion of joint venture results up to the date of sale is included in Other income (expense), net in the Consolidated Statements of Operations.

The Company maintains DCs and call centers throughout Europe, Latin America and Asia/Pacific to support these operations. Refer to Part I — Item 2. “Properties” for additional information on the International Division stores and DCs count and Part II — Item 7. “MD&A” for stores activity.

The International Division has separate regional headquarters for Europe in The Netherlands and for Asia in Hong Kong.

Merchandising

Our merchandising strategy is to meet our customers’ needs by offering a broad selection of country and regional branded office products, as well as our own branded products and services. The selection of our own branded products has increased in breadth and level of sophistication over time. We currently offer products under various labels, including Office Depot®, OfficeMax®, Viking Office Products®, Foray®, Ativa®, Grand & Toy®, TUL®, and DiVOGA ®.

We classify our products into three categories: (1) supplies, (2) technology, and (3) furniture and other. The supplies category includes products such as paper, binders, writing instruments, and school supplies. The technology category includes products such as desktop and laptop computers, monitors, tablets, printers, ink and toner, cables, software, digital cameras, telephones, and wireless communications products. The furniture and other category includes products such as desks, chairs, luggage, sales in our copy and print centers, and other miscellaneous items.

As part of integration activities, the companies jointly reviewed product groupings to be used in future internal and external reporting. Certain groupings historically reported externally by Office Depot have been recast to conform to this aligned presentation. The amounts in the table include OfficeMax sales since November 5, 2013 through the end of the year. Total Company sales by product group were as follows:

	2013	2012	2011
Supplies	46.6%	45.8%	44.6%
Technology	40.6%	41.8%	43.5%
Furniture and other	12.8%	12.4%	11.9%

	100.0%	100.0%	100.0%

We buy substantially all of our merchandise directly from manufacturers, industry wholesalers, and other primary suppliers, including direct sourcing of our own brands products from domestic and offshore sources. We also enter into arrangements with vendors that can lower our unit product costs if certain volume thresholds or other criteria are met. For additional discussion regarding these arrangements, refer to “Critical Accounting Policies” in Part II — Item 7. “MD&A”.

We operate separate merchandising functions in North America, Europe and Asia/Pacific as well as in our joint ventures. Each group is responsible for selecting, purchasing and pricing merchandise as well as managing the product life cycle of our inventory. In recent years, we have increasingly used global offerings across all regions to further reduce our product cost while maintaining product quality.

We operate global sourcing offices in China (Shenzhen and Hangzhou) and Taiwan (Taipei), which allow us to better manage our product sourcing, logistics and quality assurance. These offices consolidate our purchasing power with Asian factories and, in turn, help us to increase the scope of our own branded offerings.

Sales and Marketing

Our marketing programs are designed to attract new customers and to drive frequency of customer visits to our stores and websites. We regularly advertise in major newspapers in most of our North American markets. We also advertise through local and national radio, network and cable television advertising campaigns, and direct marketing efforts, such as the Internet and social networking.

We offer customer loyalty programs that provide customers with rewards that can be applied to future Office Depot and OfficeMax purchases or other incentives. These programs enable us to market more effectively to our customers. These programs may change in popularity in the future, and we may make alterations to them from time to time.

We perform periodic competitive pricing analyses to monitor each market, and prices are adjusted as necessary to further our competitive positioning. We generally target our everyday pricing to be competitive with other resellers of office products.

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

With the exception of online purchases placed or fulfilled in our retail locations, online sales activities are reported in the North American Business Solutions or International Divisions, as appropriate.

Intellectual Property

We currently operate under the Office Depot® and OfficeMax® brand names. As part of the integration activities, we anticipate reviewing brands and trademarks for future usage. We hold trademark registrations domestically and worldwide and have numerous other applications pending worldwide for the names “Office Depot”, “Viking”, “Ativa”, “Foray”, “Realspace”, “OfficeMax”, “TUL”, “DiVOGA” and others. As with all domestic trademarks, our trademark registrations in the United States are for a ten year period and are renewable every ten years, prior to their respective expirations, as long as the trademarks are used in the regular course of trade.

Industry and Competition

We operate in a highly competitive environment in all three Divisions. We compete with office supply stores, wholesale clubs, discount stores, mass merchandisers, Internet-based companies, food and drug stores, computer and electronics superstores and direct marketing companies. These companies, in varying degrees, compete with us in substantially all of our current markets. Increased competition in the office products markets, together with increased advertising, has heightened price awareness among end-users. Such heightened price awareness has led to margin pressure on office products and impacted our results. In addition to price, competition is also based on customer service, the quality and breadth of product selection and convenient locations. Other office supply retail companies market similarly to us in terms of store format, pricing strategy, product selection and product availability in the markets where we operate, primarily those in the United States. Some of our competitors are larger than us and have greater financial resources, which affords them greater purchasing power, increased financial flexibility and more capital resources for expansion and improvement, which may enable them to compete more effectively. We anticipate that in the future we will continue to face competition from these companies.

We believe our customer service and the efficiency and convenience for our customers from our combined contract and retail distribution channels helps our North American Business Solutions Division to compete with other business-to-business office products distributors. Our ability to network our distribution centers into an integrated system enables us to serve large national accounts that rely on us to deliver consistent products, prices and services to multiple locations, and to meet the needs of medium and small businesses at a competitive cost.

We believe our North American Retail Division segment competes based on the quality of our customer service, our store formats, the breadth and depth of our merchandise offering and our pricing.

Internationally, we compete on a similar basis to North America. Our International Division sells through contract and catalog channels and operates retail stores in 18 countries. Additionally, our International Division provides office products and services in another 37 countries through joint ventures, licensing and franchise agreements, cross-border transactions, alliances and other arrangements.

Employees

As of January 25, 2014, we had approximately 64,000 employees worldwide. In certain international locations, changes in staffing or work arrangements may need approval of local works councils or other bodies.

Environmental Matters

As both a significant user and seller of paper products, we have developed environmental practices that are values-based and market-driven. Our environmental initiatives center on three guiding principles: (1) recycling and pollution reduction; (2) sustainable forest management; and (3) issue awareness and market development for environmentally preferable products. We offer thousands of different products containing recycled content, including from 35% to 100% post-consumer waste content paper, and technology recycling services in our retail stores.

Office Depot continues to implement environmental programs in line with our stated environmental vision to “increasingly buy green, be green and sell green” – including environmental sensitivity in our packaging, operations and sales offerings. Our ‘Green’ retail store prototype design is based on our Austin, Texas store, which received a Leadership in Energy and Environmental Design (“LEED”) Gold Certification from the United States Green Building Council in December 2008. In 2010, the United States Green Building Council awarded our global headquarters in Boca Raton, Florida a LEED Gold Certification under the Operations and Maintenance rating system and we were the first office supplies retailer with a headquarters building certified under any of the LEED rating systems. Additional information on our green product offerings can be found at www.officedepot.com/buygreen.

As a result of the Merger, we are subject to a variety of environmental laws and regulations related to historical operations of paper and forest products businesses and timberland assets. We record environmental and asbestos liabilities and accrue losses associated with these obligations when probable and reasonably estimable. We record a separate insurance recovery receivable when considered probable.

Available Information

We make available, free of charge, on the “Investor Relations” section of our website www.officedepot.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file or furnish such materials to the United States Securities and Exchange Commission (“SEC”). In addition, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, such as the company, that file electronically with the SEC. The address of that website is www.sec.gov.

Additionally, our corporate governance materials, including our bylaws; corporate governance guidelines; charters of the Audit, Compensation, Finance and Integration, and Corporate Governance and Nominating Committees; and code of ethical behavior may also be found under the “Investor Relations” section of our website.

Our Executive Officers

Michael Allison — Age: 56

Mr. Allison was appointed as our Executive Vice President and Chief People Officer in December 2013. From July 2011 until December 2013, Mr. Allison was our Executive Vice President, Human Resources. Mr. Allison joined Office Depot in September 2006 as Vice President, Human Resources. Prior to joining Office Depot, Mr. Allison served as Executive Vice President of Human Resources for Victoria’s Secret Direct from February, 2001 to September, 2005. Prior to Victoria’s Secret, he was Senior Vice President of Human Resources for Bank One, and Senior Vice President and Director of Human Resources for National City Bank.

Elisa D. Garcia C. — Age: 56

Ms. Garcia was appointed as our Executive Vice President, Chief Legal Officer and Corporate Secretary in December 2013. From July 2007 until December 2013, Ms. Garcia was our Executive Vice President, General Counsel and Corporate Secretary. Ms. Garcia is responsible for global legal and compliance matters, loss prevention, safety and government relations. Prior to joining Office Depot, Ms. Garcia served as Executive Vice President, General Counsel and Corporate Secretary of Domino’s Pizza, Inc. from April 2000 until May 2007. Prior to joining Domino’s Pizza, Ms. Garcia served as Latin American Regional Counsel for Philip Morris International, and Corporate Counsel for GAF Corporation.

Stephen Hare — Age: 60

Mr. Hare was appointed as our Executive Vice President and Chief Financial Officer in December 2013. Prior to joining the Company, Mr. Hare served as the Senior Vice President and Chief Financial Officer of The Wendy’s Company, a restaurant owner, operator and franchisor, from July 2011 until September 2013. Mr. Hare also served as the Senior Vice President and Chief Financial Officer of Wendy’s/Arby’s Group, Inc., a position he held from October 2008 until July 2011. He also served as Chief Financial Officer of Arby’s Restaurant Group, Inc., a restaurant owner, operator and franchisor (“Arby’s”), from June 2006 until the sale of Arby’s by The

Wendy’s Company in July 2011. Prior to joining The Wendy’s Company, Mr. Hare served as an Executive Vice President of Cadmus Communications Corporation (“Cadmus”), a leading publisher of scientific, technical, medical, and scholarly journals, and as President of Publisher Services Group, a division of Cadmus, from January 2003 to June 2006, and as the Executive Vice President, Chief Financial Officer of Cadmus from September 2001 to January 2003. Mr. Hare currently serves as a director of Hanger, Inc., a provider of orthotic and prosthetic products and services that enhance human physical capability.

Kim Moehler — Age: 45

Ms. Moehler was appointed as our Senior Vice President and Controller in March 2012, and Senior Vice President, Finance and Chief Accounting Officer in December 2013. Ms. Moehler previously served as Senior Vice President, Finance — North American Retail and North America Financial Planning & Analysis from February 2012 until March 2012, and as our Senior Vice President, Finance North American Retail from September 2006 through February 2012. From May 2000 through September 2006, Ms. Moehler served in director and vice president finance positions at the Company. Ms. Moehler joined Office Depot in February 1999 as Senior Manager, Budget & Finance Reporting. Before Office Depot, Ms. Moehler was employed with Advantica Corporation (owner of Denny’s restaurants), leaving as the Director of Field Finance. Ms. Moehler is a licensed CPA.

Steven Schmidt — Age: 59

Mr. Schmidt was appointed as our Executive Vice President and President of International in November 2011 after serving as our Executive Vice President, Corporate Strategy and New Business Development from July 2011 until November 2011, and as our President, North American Business Solutions from July 2007 until November 2011. Prior to joining Office Depot, Mr. Schmidt spent 11 years with the ACNielsen Corporation, most recently serving as President and Chief Executive Officer. Prior to joining ACNielsen, Mr. Schmidt spent eight years at the Pillsbury Food Company, serving as President of its Canadian and Southeast Asian operations. He has also held management positions at PepsiCo and Procter & Gamble.

Roland Smith — Age 59

Mr. Smith was appointed as our Chairman and Chief Executive Officer in November 2013. Prior to joining Office Depot, Mr. Smith served as the President and Chief Executive Officer of Delhaize America, LLC, the U.S. division of Delhaize Group, and Executive Vice President of Delhaize Group, an international food retailer, from October 2012 to September 2013. Mr. Smith was a Special Advisor to The Wendy’s Company, a restaurant owner, operator and franchisor, from September 2011 to December 2011, served as President and Chief Executive Officer from July 2011 to September 2011, and has been a Director of Wendy’s since 2007. Mr. Smith served as President and Chief Executive Officer of Wendy’s/Arby’s Group, Inc. and Chief Executive Officer of Wendy’s International, Inc. from September 2008 to July 2011. Mr. Smith also served as Chief Executive Officer of Triarc Companies, Inc. from June 2007 to July 2011, and the Chief Executive Officer of Arby’s Restaurant Group, Inc., a restaurant owner, operator and franchisor, from April 2006 to September 2008. Mr. Smith served as President and Chief Executive Officer of American Golf Corporation and National Golf Properties, an owner and operator of golf courses, from February 2003 to November 2005. He was President and Chief Executive Officer of AMF Bowling Worldwide, Inc., an owner and operator of bowling centers, from April 1999 until January 2003. Mr. Smith has been a member of Carmike Cinemas, Inc.’s (“Carmike”) board of directors since June 2009, and also serves as Chairman of the Compensation and Nominating Committee and as a member of the Executive Committee of Carmike’s board.

Item 1A. Risk Factors.

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and our Company could materially impact our future performance and results. We have provided below a list of risk factors that should be reviewed when considering investing in our securities.

Our ongoing business is subject to certain risks related to our merger with OfficeMax.

As described elsewhere in this Annual Report, we completed a merger with OfficeMax on November 5, 2013, pursuant to which OfficeMax became an indirect, wholly-owned subsidiary of our Company. The Merger involved the integration of two companies that previously operated independently with principal offices in two distinct locations. We are devoting significant management attention and resources to integrating the companies. However, the Merger may present certain risks to our business and operations including, among other things, risks that:

•	the businesses of Office Depot and OfficeMax may not be integrated successfully or such integration may take longer, be more difficult, time-consuming or costly to accomplish than expected;

•	we may experience business disruption following the Merger, including adverse effects on employee retention;

•	we may be unable to avoid potential liabilities and unforeseen increased expenses or delays associated with the Merger and integration;

•	there may be unanticipated changes in the markets for the combined Company’s business segments;

•	branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers;

•	there may be unanticipated downturns in business relationships with customers;

•	there may be competitive pressures on the combined Company’s sales and pricing;

•	there may be increases in the cost of material, energy and other production costs, or unexpected costs that cannot be recouped in product pricing;

•

we may be unable to successfully manage the complex integration of systems, technology, networks and other assets of the combined Company in a manner that minimizes any adverse impact on our customers, vendors, suppliers, employees and other constituencies; and

•	the combined Company may have difficulty in maintaining its long-term credit rating.

Accordingly, there can be no assurance that: (i) the Merger will result in the realization of the full benefits of synergies, innovation and operational efficiencies that we currently expect; (ii) that these benefits will be achieved within the anticipated timeframe: (iii) that we will be able to fully and accurately measure any such synergies; or (iv) that we will be able to implement new strategies to transform the newly combined Company. Failure to successfully integrate the businesses and realize the projected synergies, innovation and operational efficiencies may have a material adverse effect on our business and financial results.

Our business is highly competitive and failure to adequately differentiate ourselves or respond the decline in general office supplies sales or to shifting consumer demands could adversely impact our financial performance.

The office products market is highly competitive and we compete locally, domestically and internationally with office supply stores, including Staples, wholesale clubs such as Costco and BJs, mass merchandisers such as Wal-Mart and Target, computer and electronics superstores such as Best Buy, Internet-based companies such as Amazon.com, food and drug stores, discount stores, and direct marketing companies. Many competitors have also increased their presence by broadening their assortments or broadening from retail into the delivery and e-commerce channels, while others have substantially greater financial resources to devote to sourcing, marketing and selling their products. Product pricing is also becoming ever more competitive, particularly among competitors on the Internet. In order to achieve and maintain expected profitability levels, we must continue to grow by adding new customers and taking market share from competitors. In addition, consumers are utilizing more technology and purchasing less paper, ink and toner, physical file storage and general office supplies. If we are unable to: (i) provide technology solutions and services that meet consumer needs; (ii) continuously stock products that are up-to-date and among the latest trends in the rapidly changing technological environment; (iii) differentiate ourselves from other retailers who sell similar products; and (iv) effectively compete, our sales and financial performance could be negatively impacted.

If we are unable to successfully maintain a relevant multichannel experience for our customers, our results of operations could be adversely affected.

With the increasing use of computers, tablets, mobile phones and other devices to shop in our stores and online, we offer full and mobile versions of our websites (www.officedepot.com and www.officemax.com) and applications for mobile phones and tablets. In addition, we are increasing the use of social media as a means of interacting with our customers and enhancing their shopping experiences. Multichannel retailing is rapidly evolving and we must keep pace with the changing expectations of our customers and new developments by our competitors. If we are unable to attract and retain team members or contract third parties with the specialized skills needed to support our multichannel platforms, or are unable to implement improvements to our customer-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected. In addition, if our website and our other customer-facing technology systems do not function as designed, the customer experience could be negatively affected, resulting in a loss of customer confidence and satisfaction, and lost sales, which could adversely affect our reputation and results of operations.

We do a significant amount of business with government entities, various purchasing consortiums, and through sole- or limited- source distribution arrangements, and loss of this business could negatively impact our results.

One of our largest U.S. customer groups consists of various state and local governments, government agencies and non-profit organizations. Contracting with state and local governments is highly competitive, subject to federal and state procurement laws, requires more restrictive contract terms and can be expensive and time-consuming. Bidding such contracts often requires that we incur significant upfront time and expense without any assurance that we will win a contract. Our ability to compete successfully for and retain business with the federal and various state and local governments is highly dependent on cost-effective performance and is also sensitive to changes in national and international priorities and U.S., state and local government budgets, which in the current economy continue to decrease. We also service a substantial amount of business through agreements with purchasing consortiums and other sole- or limited-source distribution arrangements. If we are unsuccessful in retaining these customers, or if there is a significant reduction in sales under any of these arrangements, it could adversely impact our financial results.

Current macroeconomic conditions have had and may continue to adversely affect our business and financial performance.

Our operating results and performance depend significantly on worldwide economic conditions and their impact on business and consumer spending. The decline in business and consumer spending resulting from the global recession has caused our comparable store sales to continue to decline from prior periods and we have experienced similar declines in most of our other domestic and international businesses. Our business and financial performance may continue to be adversely affected by current and future economic conditions, including, without limitation, the level of consumer debt, high levels of unemployment, higher interest rates and the ability of our customers to obtain credit, which may cause a continued or further decline in business and consumer spending.

Increases in fuel and other commodity prices could have an adverse impact on our earnings.

We operate a large network of stores, delivery centers, and delivery vehicles around the globe. As such, we purchase significant amounts of fuel needed to transport products to our stores and customers as well as shipping costs to import products from overseas. While we may hedge our anticipated fuel purchases, the underlying commodity costs associated with this transport activity have been volatile in recent years and disruptions in availability of fuel could cause our operating costs to rise significantly to the extent not covered by our hedges. Additionally, other commodity prices, such as paper, may increase and we may not be able to pass along such costs to our customers. Fluctuations in the availability or cost of our energy and other commodity prices could have a material adverse effect on our profitability.

Our business may be adversely affected by the actions of and risks associated with our third-party vendors.

We purchase products for resale under credit arrangements with our vendors and have been able to negotiate payment terms that are approximately equal in length to the time it takes to sell the vendor’s products. When the global economy is experiencing weakness as it has over the last five years, vendors may seek credit insurance to protect against non-payment of amounts due to them. If we continue to experience declining operating performance, and if we experience severe liquidity challenges, vendors may demand that we accelerate our payment for their products or require cash on delivery, which could have an adverse impact on our operating cash flow and result in severe stress on our liquidity. Borrowings under our existing credit facility could reach maximum levels under such circumstances, causing us to seek alternative liquidity measures, but we may not be able to meet our obligations as they become due until we secure such alternative measures.

We use and resell many manufacturers’ branded items and services and are therefore dependent on the availability and pricing of key products and services including ink, toner, paper and technology products. As a reseller, we cannot control the supply, design, function, cost or vendor-required conditions of sale of many of the products we offer for sale. Disruptions in the availability of these products or the products and services we consume may adversely affect our sales and result in customer dissatisfaction. Further, we cannot control the cost of manufacturers’ products, and cost increases must either be passed along to our customers or will result in erosion of our earnings. Failure to identify desirable products and make them available to our customers when desired and at attractive prices could have an adverse effect on our business and our results of operations. In addition, a material interruption in service by the carriers that ship goods within our supply chain may adversely affect our sales. Many of our vendors are small or medium sized businesses which are impacted by current macroeconomic conditions, both in the U.S., Asia and other locations. We may have no warning before a vendor fails, which may have an adverse effect on our business and results of operations.

Our product offering also includes many of our own proprietary branded products. While we have focused on the quality of our proprietary branded products, we rely on third party manufacturers for these products. Such third-party manufacturers may prove to be unreliable, the quality of our globally sourced products may not meet our expectations, such products may not meet applicable regulatory requirements which may require us to recall those products, or such products may infringe upon the intellectual property rights of third parties. Furthermore, economic and political conditions in areas of the world where we source such products may adversely affect the availability and cost of such products. In addition, our proprietary branded products compete with other manufacturers’ branded items that we offer. As we continue to increase the number and types of proprietary branded products that we sell, we may adversely affect our relationships with our vendors, who may decide to reduce their product offerings through us and may increase their product offerings through our competitors. Finally, if any of our customers are harmed by our proprietary branded products, they may bring product liability and other claims against us. Any of these circumstances could have an adverse effect on our business and financial performance.

Disruption of global sourcing activities and our own brands quality concerns could negatively impact brand reputation and earnings.

Economic and civil unrest in areas of the world where we source products, as well as shipping and dockage issues, could adversely impact the availability or cost of our products, or both. Most of our goods imported to the U.S. arrive from Asia through ports located on the U.S. west coast and we are therefore subject to potential disruption due to labor unrest, security issues or natural disasters affecting any or all of these ports. In addition, in recent years, we have substantially increased the number and types of products that we sell under our own brands including Office Depot®, OfficeMax® and other proprietary brands. While we have focused on the quality of our proprietary branded products, we rely on third parties to manufacture these products. Such third-party manufacturers may prove to be unreliable, the quality of our globally sourced products may vary from our expectations and standards, such products may not meet applicable regulatory requirements which may require us to recall those products, or such products may infringe upon the intellectual property rights of third parties. Moreover, as we seek indemnities from the manufacturers of these products, the uncertainty of realization of any such indemnity and the lack of understanding of U.S. product liability laws in certain parts of Asia make it more likely that we may have to respond to claims or complaints from our customers.

A downgrade in our credit ratings or a general disruption in the credit markets could make it more difficult for us to access funds, refinance indebtedness, obtain new funding or issue securities.

Historically, we have generated positive cash flow from operating activities and have had access to broad financial markets that provide the liquidity we need to operate our business. Together, these sources have been used to fund operating and working capital needs, as well as invest in business expansion through new store openings, capital improvements and acquisitions. Due to the downturn in the global economy, our operating results have declined. Further deterioration in our financial results or the impact of significant Merger and integration costs could negatively impact our credit ratings, our liquidity and our access to the capital markets. If we need to refinance all or a portion of that indebtedness, there is no assurance that we will be able to secure such refinancing at the same or more favorable terms than the terms of our existing indebtedness.

A default under our credit facility could significantly restrict our access to funding and adversely impact our operations.

Our asset based credit facility contains a fixed charge coverage ratio covenant that is operative only when borrowing availability is below $125 million or prior to a restricted transaction, such as incurring additional indebtedness, acquisitions, dispositions, dividends, or share repurchases. The agreement governing our credit facility (the “Credit Agreement”) also contains representations, warranties, affirmative and negative covenants, and default provisions. A breach of any of these covenants could result in a default under our Credit Agreement. Upon the occurrence of an event of default under our Credit Agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders were to accelerate the repayment of borrowings, we may not have sufficient assets to repay our asset based credit facility and our other indebtedness. Also, should there be an event of default, or a need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. Acceleration of our obligations under our credit facilities would permit the holders of our other material debt to accelerate their obligations.

We have incurred significant impairment charges and we continue to incur significant impairment charges.

During 2012 and 2013, we recognized significant non-cash asset impairment charges related to under-performing stores in North America. These charges reflect greater than anticipated downturns in sales at certain lower performing stores. We assess past performance and make estimates and projections of future performance quarterly at an individual store level. Reduced sales, our shift in strategy to be less promotional, as well as competitive factors and changes in consumer spending habits resulted in a downward adjustment of anticipated future cash flows for the individual stores that resulted in the impairment. We foresee challenges in the market and economy that could adversely impact our operations. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or if we commit to a more aggressive store downsizing strategy, including allocating capital to further modify store formats, additional impairment charges may result. Further, the Company has begun to develop a new real estate strategy since the completion of its Merger. Decisions made about store count, format and location could result in additional asset impairment charges.

Additionally, in 2013, we recognized a $44 million International Division goodwill impairment. This goodwill impairment resulted from the disposition of our investment in Office Depot de Mexico and the associated return of cash to the U.S. parent, which caused the carrying value of the International Division reporting unit to exceed its fair value.

As of December 28, 2013, we have goodwill amounting to $398 million, of which $377 million relates to the Merger. Because that transaction was recently completed and the purchase price has not yet been finalized, the goodwill resulting from the Merger has not been allocated to the segments. The Merger-related goodwill will be tested for impairment annually on the first day of the third quarter or earlier if indicators of possible impairment are identified.

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

Our quarterly operating results are subject to fluctuation due to the seasonality of our business.

Our business is somewhat seasonal, with sales generally trending lower in the second quarter, following the “back-to-business” sales cycle in the first quarter and preceding the “back-to-school” sales cycle in the third quarter and the holiday sales cycle in the fourth quarter. As a result, our operating results have fluctuated from quarter to quarter in the past, with sales and profitability being generally stronger in the second half of our fiscal year than the first half of our fiscal year. Factors that could also cause these quarterly fluctuations include: the pricing behavior of our competitors; the types and mix of products sold; the level of advertising and promotional expenses; the expense and outcome of pending litigation; severe weather; macroeconomic factors that affect consumer confidence; and the other risk factors described in this section. Most of our operating expenses, such as occupancy costs and associate salaries, are not variable, and so short term adjustments to reflect quarterly results are difficult. As a result, if sales in certain quarters are significantly below expectations, we may not be able to proportionately reduce operating expenses for that quarter, and therefore such a sales shortfall would have an adverse effect on our net income for the quarter.

We have retained responsibility for liabilities of acquired companies that may adversely affect our financial results.

OfficeMax sponsors noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees (the “Pension Plans”). The Pension Plans are under-funded and we may be required to make contributions in subsequent years in order to maintain required funding levels, which would have an adverse impact on our cash flows and our financial results. Additional future contributions to the Pension Plans, financial market performance and Internal Revenue Service (“IRS”) funding requirements could materially change these expected payments.

In connection with OfficeMax’s sale of its paper, forest products and timberland assets in 2004, OfficeMax agreed to assume responsibility for certain liabilities of the businesses sold. These obligations include liabilities related to environmental, asbestos, health and safety, tax, litigation and employee benefit matters. Some of these retained liabilities could turn out to be significant, which could have an adverse effect on our results of operations. Our exposure to these liabilities could harm our ability to compete with other office products distributors, who would not typically be subject to similar liabilities.

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

Our international operations subject us to risks as foreign currency fluctuations, potential unfavorable foreign trade policies or unstable political and economic conditions.

As of December 28, 2013, we sold to customers in 57 countries throughout North America, Europe, Asia/Pacific, and Latin America. We operate wholly-owned entities, majority-owned entities and participate in joint ventures and alliances globally. Sales from our operations outside the U.S. are denominated in local currency, which must be translated into U.S. dollars for reporting purposes and therefore our consolidated earnings can be significantly impacted by fluctuations in world currency markets. We are required to comply with multiple foreign laws and regulations that may differ substantially from country to country, requiring significant management attention and cost. In addition, the business cultures in certain areas of the world are different than those that prevail in the U.S., and we may be at a competitive disadvantage against other companies that do not have to comply with standards of financial controls or business integrity that we are committed to maintaining as a U.S. publicly traded company.

Changes in the regulatory environment may increase our expenses and may negatively impact our business.

We are subject to regulatory matters relating to our corporate conduct and the conduct of our business, including securities laws, consumer protection laws, advertising regulations, and wage and hour regulations and anti-corruption legislation. Certain jurisdictions have taken a particularly aggressive stance with respect to such matters and have implemented new initiatives and reforms, including more stringent disclosure and compliance requirements. To the extent that we are subject to more challenging regulatory environments and enhanced legal and regulatory requirements, such exposure could have a material adverse effect on our business, including the added cost of increased compliance measures that we may determine to be necessary.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with all anti-bribery laws. However, we operate in certain countries that are recognized as having governmental and commercial corruption. Our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or third-party intermediaries. Violations of these anti-bribery laws may result in criminal or civil sanctions, which could have a material adverse effect on our business, financial condition and results of operations.

Healthcare reform legislation could adversely affect our future profitability and financial condition.

Rising healthcare costs and interest in universal healthcare coverage in the United States have resulted in government and private sector initiatives proposing significant healthcare reforms. The Patient Protection and Affordable Care Act, signed into law on March 23, 2010, is expected to increase our annual employee health care costs, with the most significant increases commencing in 2015. We cannot predict the extent of the effect of this statute, or any future state or federal healthcare legislation or regulation, will have on us. However, an expansion in government’s role in the U.S. healthcare industry could result in significant long-term costs to us, which could in turn adversely affect our future profitability and financial condition.

Disruptions of our computer systems could adversely affect our operations.

We rely heavily on computer systems to process transactions, manage our inventory and supply-chain and to summarize and analyze our global business. If our systems are damaged or fail to function properly, or, if we do not replace or upgrade certain systems, we may incur substantial costs to repair or replace them and may experience an interruption of our normal business activities or loss of critical data. We are undertaking certain system enhancements and conversions to increase productivity and efficiency, that, if not done properly, could divert the attention of our workforce and constrain for some time our ability to provide the level of service our customers demand. Also, once implemented, the new systems and technology may not provide the intended efficiencies or anticipated benefits and could add costs and complications to our ongoing operations.

A breach of our information technology systems could adversely affect our reputation, business partner and customer relationships and operations and result in high costs.

Through our sales, marketing activities, and use of third party information, we collect and store certain personally identifiable information that our customers provide to purchase products or services, enroll in promotional programs, register on our website, or otherwise communicate and interact with us. This may include but is not limited to names, addresses, phone numbers, driver license numbers, e-mail addresses, contact preferences, personally identifiable information stored on electronic devices, and payment account information, including credit and debit card information. We also gather and retain information about our employees in the normal course of business. We may share information about such persons with vendors that assist with certain aspects of our business. In addition, our online operations depend upon the secure transmission of confidential information over public networks, such as information permitting cashless payments.

We have instituted safeguards for the protection of such information. These security measures may be compromised as a result of third party security breaches, burglaries, cyber attack, errors by employees or employees of third parties, faulty password management, misappropriation of data by employees, vendors or unaffiliated third-parties, or other irregularity, and result in persons obtaining unauthorized access to our data or accounts. Despite instituted safeguards for the protection of such information, we cannot be certain that all of our systems and those of our vendors and unaffiliated third-parties are entirely free from vulnerability to attack or compromise. We may experience a breach of our systems and may be unable to protect sensitive data and integrity of our systems or prevent fraudulent purchases. Moreover, an alleged or actual security breach that affects our systems or results in the unauthorized release of personally identifiable information could:

•

materially damage our reputation and brand, negatively affect customer satisfaction and loyalty, expose us to negative publicity, individual claims or consumer class actions, administrative, civil or criminal investigations or actions, and infringe on proprietary information; and

•

cause us to incur substantial costs, including but not limited to costs associated with remediation for stolen assets or information, payments of customer incentives for the maintenance of business relationships after an attack, litigation costs, lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack, and increased cyber security protection costs.

Our business could be disrupted due to weather-related factors.

Our operations are heavily concentrated in the Southern and Midwestern U.S. (including Illinois, Ohio, Florida and the Gulf Coast). Because of our concentration in the Southern U.S., we may be more susceptible than some of our competitors to the effects of tropical weather disturbances, such as tornadoes and hurricanes. In addition, winter storm conditions in areas that have a large concentration of our business activities could also result in reduced demand for our products, lost retail sales, supply chain constraints or other business disruptions. We believe that we have taken reasonable precautions to prepare for weather-related events, but our precautions may not be adequate to mitigate the adverse effect of such events in the future.

The unionization of a significant portion of our workforce could increase our overall costs and adversely affect our operations.

We have a large employee base and while our management believes that our employee relations are good, we cannot be assured that we will not experience organization efforts from labor unions. The potential for unionization could increase if federal legislation is passed that would facilitate labor organization. Significant union representation would require us to negotiate wages, salaries, benefits and other terms with many of our employees collectively and could adversely affect our results of operations by significantly increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

Disclaimer of Obligation to Update

We assume no obligation (and specifically disclaim any such obligation) to update these Risk Factors or any other forward-looking statements contained in this Annual Report to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 28, 2013, our wholly-owned entities operated the following retail stores, which are presented in the tables below by Division and location. In addition, the Company’s majority-owned joint-venture in Mexico operates 93 retail stores.

STORES

North American Retail Division

State	#	State	#
UNITED STATES:
Alabama	30	Montana	7
Alaska	6	Nebraska	16
Arizona	42	Nevada	32
Arkansas	14	New Jersey	12
California	198	New Mexico	15
Colorado	65	New York	36
Connecticut	6	North Carolina	64
Delaware	1	North Dakota	5
District of Columbia	1	Ohio	61
Florida	191	Oklahoma	18
Georgia	79	Oregon	29
Hawaii	11	Pennsylvania	34
Idaho	11	Puerto Rico	19
Illinois	93	Rhode Island	1
Indiana	34	South Carolina	26
Iowa	10	South Dakota	5
Kansas	18	Tennessee	45
Kentucky	24	Texas	222
Louisiana	40	Utah	21
Maine	1	U.S. Virgin Islands	2
Maryland	26	Virginia	46
Massachusetts	7	Washington	54
Michigan	56	West Virginia	5
Minnesota	48	Wisconsin	49
Mississippi	22	Wyoming	4

Missouri	50	TOTAL UNITED STATES	1,912

North American Business Solutions Division

Country	#
Canada	19

International Division

Country	#
Australia	6
France	55
New Zealand	16
South Korea	20
Sweden	47

TOTAL	144

As of December 28, 2013, we had 81 supply chain facilities in 36 U.S. states, which support our North American Retail and North American Business Solutions Divisions and 10 supply chain facilities in Canada, which support our North American Business Solutions Divisions. As of December 28, 2013, we also had 36 DCs in 15 countries, outside of the United States and Canada, which support our International Division. The following tables set forth the locations of our supply chain facilities as of December 28, 2013.

DCs and Crossdock Facilities (United States)

State	#	State	#
Alabama	1	Minnesota	2
Arizona	2	Mississippi	1
California	6	Missouri	1
Colorado	2	Nevada	1
Connecticut	1	New Hampshire	1
Delaware	1	New Jersey	1
Florida	6	New York	1
Georgia	2	North Carolina	2
Hawaii	6	Ohio	4
Idaho	1	Oregon	2
Illinois	4	Pennsylvania	6
Indiana	2	Puerto-Rico	1
Kansas	1	Tennessee	2
Kentucky	2	Texas	6
Maine	2	Utah	1
Maryland	1	Virginia	2
Massachusetts	1	Washington	4
Michigan	1	Wisconsin	1

		TOTAL	81

DCs and Crossdocks (International)

Country	#	Country	#
Australia	11	Italy	1
Belgium	1	New Zealand	3
Canada	10	South Korea	1
China	3	Spain	1
Czech Republic	1	Sweden	1
France	5	Switzerland	1
Germany	2	The Netherlands	1
Ireland	1	United Kingdom	3

		TOTAL	46

Our corporate offices in Boca Raton, FL and Naperville, IL consist of approximately 625,000 square feet and 360,000 square feet of leased office space, respectively. We selected Boca Raton as the location for our corporate headquarters and will transition operations from Naperville to Boca Raton. The Naperville lease agreement expires in 2017. We also lease a corporate office in Venlo, The Netherlands which is approximately 210,000 square feet and we lease other administrative offices. Each of our facilities is considered to be in good condition, adequate for its purpose and suitably utilized according to the individual nature and requirements of the relevant operations.

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

In addition, in the ordinary course of business, sales to and transactions with government customers may be subject to lawsuits, investigations, audits and review by governmental authorities and regulatory agencies, with which the Company cooperates. Many of these lawsuits, investigations, audits and reviews are resolved without material impact to the Company. While claims in these matters may at times assert large demands, the Company does not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect its financial position, results of operations or cash flows. In addition to the foregoing, State of California et. al. ex. rel. David Sherwin v. Office Depot was filed in Superior Court for the State of California, Los Angeles County, and unsealed on October 19, 2012. This lawsuit relates to allegations regarding certain pricing practices in California under now expired agreements that were in place between 2001 and 2011, pursuant to which state, local and non-profit agencies purchased office supplies (the “Purchasing Agreements”) from us. This action seeks as relief monetary damages. This lawsuit is now pending in the Superior Court of the State of California for the County of Los Angeles after a remand order entered by the judge on January 29, 2014 in the United States District Court for the Central District of California. The Company believes that adequate provisions have been made for probable losses on one claim in this matter and such amounts are not material. However, in light of the early stages of the other claims and the inherent uncertainty of litigation, the Company is unable to reasonably determine the full effect of the potential liability in the matter. Office Depot intends to vigorously defend itself in this lawsuit. Additionally, during the first quarter of 2011, the Company was notified that the United States Department of Justice (“DOJ”) commenced an investigation into certain pricing practices related to the Purchasing Agreement. The Company has cooperated with the DOJ on this matter.

On February 20, 2013, Office Depot and OfficeMax announced a definitive agreement under which the companies would combine in an all-stock merger-of-equals transaction. Between February 25, 2013 and March 29, 2013, six putative class action lawsuits were filed by purported OfficeMax shareholders in the Circuit Court of the Eighteenth Judicial Circuit in DuPage County, Illinois (“Court”) challenging the transaction and alleging that the defendant companies and individual members of OfficeMax’s Board of Directors violated applicable laws by breaching their fiduciary duties and/or aiding and abetting such breaches. The plaintiffs sought, among other things, injunctive relief and rescission, as well as fees and costs. The lawsuits were consolidated as Venkata S. Donepudi v. OfficeMax Incorporated et. al. Subsequently, two similar lawsuits were filed in the United States District Court for the Northern District of Illinois. Like the state court lawsuits, the federal actions alleged that the disclosure in the joint proxy statement/prospectus was inadequate. On June 25, 2013, the parties entered into a Memorandum of Understanding (“MOU”) regarding settlement of the litigation. In consideration for the settlement and release, Office Depot and OfficeMax made certain supplemental disclosures to the joint proxy statement/prospectus. The MOU contemplates that the parties will attempt in good faith to agree to a stipulation of settlement to be submitted to the court for approval. A Stipulation of Settlement was entered into on November 6, 2013, and filed with the Court on November 7, 2013. The Court granted preliminary approval of the settlement on November 11, 2013, and final settlement approval was entered by the Court on January 21, 2014. The amount paid in this settlement was not material to the Company’s financial statements.

In addition to the foregoing, Heitzenrater v. OfficeMax North America, Inc., et al. was filed in the United States District Court for the Western District of New York in September 2012 as a putative class action alleging violations of the Fair Labor Standards Act and New York Labor Law. The complaint alleges that OfficeMax misclassified its assistant store managers as exempt employees. The Company believes that adequate provisions have been made for probable losses and such amounts are not material. However, in light of the early stage of the case and the inherent uncertainty of litigation, the Company is unable to reasonably determine the full effect of the potential liability in the matter. OfficeMax intends to vigorously defend itself in this lawsuit. Further, Kyle Rivet v. Office Depot, Inc., is pending in the United States District Court for the District of New Jersey. The complaint similarly alleges that Office Depot misclassified its assistant store managers as exempt employees. The Company believes in this case as well that adequate provisions have been made for probable losses and such amounts are not material. However, in light of the early stage of the case and the inherent uncertainty of litigation, the Company is unable to reasonably determine the full effect of the potential liability in these matters. Office Depot intends to vigorously defend itself in these lawsuits.

OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company does not believe any of these OfficeMax retained proceedings are material to the Company’s business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ODP.” As of the close of business on January 25, 2014, there were 9,065 holders of record of our common stock. The last reported sale price of the common stock on the NYSE on January 25, 2014 was $5.00.

The following table sets forth, for the periods indicated, the high and low sale prices of our common stock. These prices do not include retail mark-ups, markdowns or commission.

	High	Low
2013
First Quarter	$6.10	$3.40
Second Quarter	4.51	3.55
Third Quarter	4.85	3.86
Fourth Quarter	5.85	4.53
2012
First Quarter	$3.81	$2.08
Second Quarter	3.50	1.98
Third Quarter	2.85	1.51
Fourth Quarter	3.62	2.24

At December 28, 2013, pursuant to an indenture, dated as of March 14, 2012, we have restrictions on the amount of cash dividends we can pay. We have never declared or paid cash dividends on our common stock and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

The following graph compares the five-year cumulative total shareholder return on our common stock with the cumulative total returns of the S&P 500 index and the S&P Specialty Stores index.

The foregoing graph shall not be deemed to be filed as part of this Annual Report and does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate the graph by reference.

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial data at and for each of the five fiscal years in the period ended December 28, 2013. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Part IV — Item 15. “Exhibits and Financial Statement Schedules” and Part II — Item 7. “MD&A” of this Annual Report.

(In millions, except per share amounts and statistical data)	2013(1)	2012	2011(2)	2010	2009
Statements of Operations Data:
Sales	$11,242	$10,696	$11,489	$11,633	$12,144
Net income (loss) (3)(4)(5)(6)	$(20)	$(77)	$96	$(46)	$(599)
Net income (loss) attributable to Office Depot, Inc. (3)(4)(5)(6)	$(20)	$(77)	$96	$(45)	$(596)
Net income (loss) available to common shareholders (3)(4)(5)(6)	$(93)	$(110)	$60	$(82)	$(627)

Net earnings (loss) per share:
Basic	$(0.29)	$(0.39)	$0.22	$(0.30)	$(2.30)
Diluted	$(0.29)	$(0.39)	$0.22	$(0.30)	$(2.30)

Statistical Data:
Facilities open at end of period:
United States:
Office supply stores	1,912	1,112	1,131	1,147	1,152
Distribution centers and crossdock facilities	81	15	15	16	21
International(7):
Office supply stores	163	123	131	97	137
Distribution centers and crossdock facilities	46	23	27	26	39
Call centers	19	21	22	25	29

Total square footage — North American Retail Division	43,642,514	25,518,027	26,556,126	27,559,184	28,109,844

Percentage of sales by segment:
North American Retail Division	41.0%	41.7%	42.4%	42.7%	42.1%
North American Business Solutions Division	31.8%	30.0%	28.4%	28.3%	28.7%
International Division	27.2%	28.3%	29.2%	29.0%	29.2%

Balance Sheet Data:
Total assets	$7,477	$4,011	$4,251	$4,569	$4,890
Long-term recourse debt, excluding current maturities	696	485	648	660	663
Redeemable preferred stock, net	—	386	364	356	355

(1)

On November 5, 2013, the Company merged with OfficeMax. Statement of operations data and percentage of sales by segment include OfficeMax’s results from the Merger date through December 28, 2013. Balance sheet and facilities data include OfficeMax data as of December 28, 2013. Sales in 2013 include $939 million from OfficeMax operations. Additionally, fiscal year Net income (loss), Net income attributable to Office Depot, Inc., and Net income available to common shareholders includes a $382 million pre-tax gain on sale of investment, $70 million of asset impairment charges, and $201 million of Merger-related, restructuring, and other operating expenses. Net income (loss) available to common shareholders includes $45 million of dividends related to the redemption of the redeemable preferred stock. Refer to MD&A for additional information.

(2)	Includes 53 weeks in accordance with our 52 — 53 week reporting convention.

(3)

Fiscal year 2012 Net income (loss), Net income attributable to Office Depot, Inc., and Net income available to common shareholders include approximately $139 million of asset impairment charges, $63 million net gain on purchase price recovery and $51 million of charges related to closure costs and process improvement activity. Refer to MD&A for additional information.

(4)

Fiscal year 2011 Net income (loss), Net income attributable to Office Depot, Inc., and Net income available to common shareholders include approximately $58 million of charges relating to facility closure and process improvement activity. Additionally, approximately $123 million of tax and interest benefits were recognized associated with settlements and removal of contingencies and valuation allowances. Refer to MD&A for additional information.

(5)

Fiscal year 2010 Net income (loss), Net loss attributable to Office Depot, Inc., and Net loss available to common shareholders include charges of approximately $87 million, including approximately $51 million for the write-off of Construction in Progress related to developed software. Additionally, tax benefits and interest reversals of approximately $41 million were recognized from settlements.

(6)

Fiscal year 2009 Net income (loss), Net loss attributable to Office Depot, Inc., and Net loss available to common shareholders include charges of approximately $253 million relating to facility closures and other items and approximately $322 million to establish valuation allowances on certain deferred tax assets.

(7)	Includes 144 facilities operated by our International Division and 19 facilities in Canada operated by our North American Business Solutions Division.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

OVERVIEW

Our business is comprised of three segments. The North American Retail Division includes our retail stores in the United States, including Puerto Rico and the U.S. Virgin Islands, which offer office supplies, technology products and solutions, business machines and related supplies, facilities products, and office furniture. Most stores also have a copy and print center offering printing, reproduction, mailing and shipping. The North American Business Solutions Division sells office supply products and services in Canada and the United States, including Puerto Rico and the U.S. Virgin Islands. North American Business Solutions Division customers are served through dedicated sales forces, through catalogs, telesales, and electronically through our Internet sites. Our International Division sells office products and services through direct mail catalogs, contract sales forces, Internet sites, and retail stores in Europe, Asia/Pacific, and Mexico. Following the date of the Merger, (i) the former OfficeMax U.S. Retail business is included in the North American Retail Division; (ii) the former OfficeMax U.S. and Canada Contract business is included in the North American Business Solutions Division; and (iii) the former OfficeMax business in Australia, New Zealand and Mexico is included in the International Division.

During the fourth quarter of 2013, we modified our measure of segment operating results for management reporting purposes to exclude from the determination of Division operating income the impacts of asset impairments, restructuring-related activities and certain other charges and credits. These activities are being managed at the Corporate level. In the Consolidated Statements of Operations, the restructuring and other charges and credits are presented on the line item Merger, restructuring and other operating expense, net. Prior period operating expenses have been recast to conform to the current period for the line item presentation and the change in measurement of Division operating income (loss). Refer to Note 19, “Segment Information,” in Notes to the Consolidated Financial Statements for additional segment information. These changes in presentation did not impact Consolidated Operating income (loss), Net income (loss), or Earnings (loss) per share for the prior periods.

A summary of factors important to understanding our results for 2013 is provided below. A more detailed comparison to prior years is included in the narrative that follows this overview.

Merger

•

On November 5, 2013, the Company completed its Merger with OfficeMax. In connection with the Merger, each outstanding former share of OfficeMax common stock was converted into 2.69 shares of Office Depot common stock. The Company issued approximately 240 million shares of Office Depot, Inc. common stock to former holders of OfficeMax common stock, representing approximately 45% of the approximately 530 million total shares of Company common stock outstanding after the Merger. Additionally, employee based stock options and restricted stock were converted into mirror awards exercisable or earned in Office Depot, Inc. common stock. OfficeMax’s financial results from the Merger date through December 28, 2013 are included in our Consolidated Statement of Operations.

•	The impact of the Merger on total Company sales is as follows:

	2013			% Change
(In millions)	Total Company Sales	OfficeMax Contribution	2012 Sales	Total Company Sales	Excluding OfficeMax Contribution
North American Retail Division	$4,614	$384	$4,458	3%	(5)%
North American Business Solutions Division	3,580	422	3,215	11%	(2)%
International Division	3,048	133	3,023	1%	(4)%

Total	$11,242	$939	$10,696	5%	(4)%

•

The OfficeMax business had a small positive impact at the individual Division operating income level, but was a net loss of $39 million at the total Company level, primarily from Merger-related expenses.

Other Significant Factors Impacting Total Company Results and Liquidity

•

Gross margin decreased 36 basis points in 2013 compared to 2012, following a 17 basis point increase in the prior year to year comparison. Competitive pressures in the International Division impacted the 2013 comparison to 2012.

•

Total Company Selling, general and administrative expenses increased in 2013 compared to 2012, reflecting the addition of OfficeMax operating expenses since the date of the Merger. Excluding OfficeMax operating expenses, Selling and general and administrative expenses were lower across all Divisions, reflecting lower payroll and advertising expenses, as well as operational efficiencies.

•

Non-cash store asset impairment charges of $26 million and $123 million were recorded in 2013 and 2012, respectively. Additionally, $15 million of intangible asset impairment charges were recognized in 2012 related to decreased performance in Sweden.

•

We recognized $201 million of Merger, restructuring, and other operating expenses, net in 2013. This line item includes $180 million of expenses related to the Merger transaction and integration activities, primarily investment banking, professional fees, employee related expenses for termination benefits, employee incentives, and certain shareholder-related expenses. This amount does not include Merger expenses incurred by OfficeMax prior to the Merger date. Significant Merger and integration costs are expected to continue. This line item in 2013 also includes $21 million of expenses associated with continued restructuring activities, primarily in Europe. Restructuring and other operating expenses totaled $56 million recognized in each of the years of 2012 and 2011.

•

Interest income increased in 2013 primarily due to the impact of OfficeMax Timber Notes income from the Merger date through year end. Interest expenses in 2013 remained the same as 2012. The increase in interest expense related to the OfficeMax debt was offset by the decline in interest expense resulting primarily from the maturity in August 2013 of $150 million of the 6.25% senior notes.

•

On July 2013, we completed the sale of our investment in Office Depot de Mexico to our former joint venture partner for $675 million in net cash. We recognized a pre-tax gain on the disposition of the joint venture of $382 million in 2013. The disposition of this joint venture triggered recognition of $44 million of goodwill impairment in the third quarter of 2013, which is recorded in the Asset impairments line in our Consolidated Statement of Operations.

•

The effective tax rate for 2013 was 116%, reflecting tax expense on the gain on the joint venture sale and the impacts of nondeductible goodwill impairment and Merger expenses, as well as valuation allowances limiting recognition of deferred tax assets. Because of the valuation allowances and changes in the mix of earnings among jurisdictions, the Company continues to experience significant effective tax rate volatility within the year and across years.

•

In 2013, cash payments on preferred stock totaled $470 million, including $407 million of liquidation preference paid to redeem the preferred stock and $63 million of cash classified as dividends. Dividends on the Consolidated Statement of Operations included amounts earned at the stated contractual dividend rate, the premium paid on retirement and an amount representing the difference between the liquidation preference and carrying value of the preferred stock.

•

The most dilutive loss per share was $(0.29) in 2013 compared to a loss per share of $(0.39) in 2012. The 2013 EPS was positively impacted by the gain on the joint venture sale and negatively impacted by goodwill and other asset impairments, Merger expenses and restructuring charges. The weighted average shares used for the 2013 EPS calculation include the impact of issuing approximately 240 million shares from November 5 to December 28, 2013.

•

At the end of 2013, we had $955 million in cash and cash equivalents and $1.1 billion available on our asset based credit facility. Cash flow from operating activities was a use of $107 million for 2013.

OPERATING RESULTS

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

NORTH AMERICAN RETAIL DIVISION

(In millions)	2013	2012	2011
Sales	$4,614	$4,458	$4,870
% change	3%	(8)%	(2)%

Division operating income	$8	$24	$42
% of sales	0.2%	0.5%	0.9%
Comparable store sales decline	(4)%	(5)%	(2)%

Sales in our North American Retail Division increased 3% in 2013, primarily as a result of the addition of OfficeMax sales from the Merger date through year end of $384 million. Excluding the OfficeMax sales, 2013 sales would have decreased 5%. Sales decreased 8% in 2012 and 2% in 2011. Fiscal year 2011 included a 53rd week based on our retail calendar, compared to 52 weeks in 2013 and 2012. This additional week added approximately $78 million of sales in fiscal year 2011 and contributed to the decline in 2012. Excluding the OfficeMax sales in 2013, the total sales decline in each of the three years was also impacted by store closures. The Company believes that some shoppers continue to purchase in Company stores in proximity to closed locations and online or through catalogs. Online and catalog sales are reported in the North American Business Solutions Division. While store closures result in lower sales in the North American Retail Division, they are typically lower performing stores and future Division operating income may benefit.

Comparable store sales in 2013 from the 1,071 Office Depot branded stores that were open for more than one year decreased 4%. Sales in the OfficeMax stores for the period from the Merger date to the end of 2013 generally reflect the trends experienced in the Office Depot stores. Comparable store sales in 2012 from the 1,079 stores that were open for more than one year decreased 5%. Transaction counts and average order values were lower each of the three years, consistent with the comparable store sales declines. Lower transaction counts reflect lower customer traffic. The decline in average order values reflect, in part, declines in technology sales as customers continue to reduce purchases in this overall category and switch from laptops to tablets that have a lower selling price. Sales in Copy and Print Depot increased in all three years, as the Company continued to increase awareness of in-store offerings. During 2013, sales of ink and toner were lower. Our decision to reduce promotions in select categories contributed to lower sales in both 2012 and 2011, but promotional activity was not significantly different in 2013. Also during 2013, the Company updated its accounting policy for estimating gift card liability that ultimately will not be redeemed, or breakage, based on Company-specific historical information.

Our comparable store sales relate to stores that have been open for at least one year. Stores are removed from the comparable sales calculation during remodeling and if significantly downsized. As the Company refines its real estate strategy and the integration of Office Depot and OfficeMax stores progresses, comparable store sales may be impacted as customers migrate from closed to nearby stores which remain open.

The North American Retail Division reported operating income of $8 million in 2013, compared to $24 million in 2012 and $42 million in 2011. Division operating income in all periods was negatively affected by the impact our comparable sales volume decline had on gross profit and fixed operating expenses (the “flow through impact”). In 2013, based on sales trends, the Division recorded a $13 million inventory markdown related to product with a short selling cycle. Additionally, higher freight charges were largely offset by lower property costs. Excluding the OfficeMax impact, operating expenses in 2013 decreased from lower payroll and advertising costs, as well as a benefit from settlement of a dispute. Operating expenses in 2012 included higher allocated support costs, partially offset by lower Division payroll and variable pay. Operating expenses in 2011 include costs incurred to drive increased customer focused selling activities. These costs were offset by a positive contribution from the 53rd week in 2011, decreased advertising expenses and benefits recognized from changes to our private label credit card program. Division operating income in 2013 includes the positive contribution from the Merger.

At the end of 2013, we operated 1,912 retail stores in the United States, Puerto Rico and the U.S. Virgin Islands, including 823 retail stores resulting from the Merger. Store opening and closing activity for the last three years has been as follows:

	Open at Beginning of Period	OfficeMax Merger		Closed	Opened	Open at End of Period
2011	1,147	—		25	9	1,131
2012	1,131	—		23	4	1,112
2013	1,112	829	(1)	33	4	1,912

(1)	Store count as of November 5, 2013.

We have recognized significant non-cash store asset impairment charges related to under-performing stores and the 2012 retail strategy review (the “2012 Retail Strategy”) and we are in the process of assessing our store portfolio as part of the integration of the Merger. Refer to “Corporate and other” discussion below for additional information.

The Company has begun the assessment of how best to manage the combined portfolio of stores under the Office Depot and OfficeMax banners. This assessment is expected to result in exit costs associated with facility closures and product harmonization. Closures may include Office Depot and OfficeMax locations. Charges associated with these decisions will be reported on the Merger, restructuring and other operating expense, net line in the Consolidated Statement of Operations and be reflected in Corporate reporting, and not included in the determination of Division income in future periods.

NORTH AMERICAN BUSINESS SOLUTIONS DIVISION

(In millions)	2013	2012	2011
Sales	$3,580	$3,215	$3,262
% change	11%	(1)%	(1)%

Division operating income	$113	$110	$78
% of sales	3.2%	3.4%	2.4%

Sales in our North American Business Solutions Division increased 11% in 2013, primarily as a result of the addition of OfficeMax sales from the Merger date through year end of $422 million. Excluding the OfficeMax sales, 2013 sales would have decreased 2%. Sales decreased 1% in both 2012 and 2011. The 53rd week added approximately $34 million of sales to the Division in 2011 and contributed to the decline in 2012. Sales in the OfficeMax business for the period from the Merger date to the end of 2013 declined compared to their historical sales at a rate generally equivalent to that of the Office Depot business. Sales contribution in 2013 from the Office Depot business decreased 2%, reflecting a 2% decline in the contract channel and a slight decline in the direct channel. During 2013, the Company restructured and relocated the focused technology selling effort in the contract channel and anticipated this negative impact on sales. This change is projected to lower future operating costs and have an overall positive impact on future operating income. Additionally, during 2013, the contract channel experienced declines in sales to the federal government customers as they continue to experience budgetary pressures. Sales in the remaining portions of the contract channel were flat in 2013. Increased sales during 2013 to state and local governments and education accounts were offset by declines in sales to large and enterprise-level accounts. Online sales through the direct channel increased during 2013, reflecting efforts to enhance the Internet shopping offering and experience. The increased online sales were offset by reduced catalog and call center sales. We anticipate this shift in customer shopping preference will continue. Total sales in both the direct and contract channels decreased slightly in 2012 after considering the 53 rd week in 2011. Sales to large and global accounts increased in both 2012 and 2011. Sales to state and local government accounts decreased in both periods reflecting continuation of budgetary pressures as well as the termination of a significant public consortium agreement relating to 2011 sales. Sales to small-to medium-sized businesses for the Division decreased in 2012 and increased in 2011, reflecting the 53rd week of sales in 2011. On a product category basis for the total Division, copy and print and cleaning and breakroom sales increased in each of the three years, while sales in the supplies category decreased. Furniture sales increased in 2013 and decreased slightly in 2012.

Division operating income for 2013 was $113 million in 2013, compared to $110 million in 2012 and $78 million in 2011. Division operating income in 2013 reflects the continued trend of lower operating expenses, partially offset by legal expenses, relatively constant gross profit margin and a positive contribution from the Merger. The Division operating income increase in 2012 reflects benefits from higher gross profit margin and lower operating expenses. Fiscal year 2011 included benefits discrete to the period from removing recourse provisions and changing terms and conditions in the Office Depot private label credit card program and adjustments relating to customer incentives. The impact of the 53rd week was relatively neutral to the Division’s overall operating income for 2011.

As a result of the Merger we added 22 stores in Canada of which 3 stores were closed from the Merger date through year end. These locations primarily service the contract and other small business customers and, accordingly, are included in results of the North America Business Solutions Division.

INTERNATIONAL DIVISION

(In millions)	2013	2012	2011
Sales	$3,048	$3,023	$3,357
% change	1%	(10)%	(1)%
% change in constant currency sales	(5)%	(5)%	(5)%

Division operating income	$34	$36	$66
% of sales	1.1%	1.2%	2.0%

Sales in our International Division in U.S. dollars increased 1% in 2013, primarily as a result of the addition of OfficeMax sales from the Merger date through the year end of $133 million. Excluding the OfficeMax sales, 2013 sales would have decreased 4%. Sales decreased 10% in 2012 and 1% in 2011. Excluding the OfficeMax sales, constant currency sales decreased 5% in 2013 and 5% in 2012 and 2011. The 53rd week added approximately $28 million to total Division sales in 2011, contributing to the decline in 2012. Sales in the OfficeMax business for the period from the Merger date to the end of 2013 declined compared to their historical sales at a rate generally equivalent to that of the Office Depot business. For the remaining Office Depot business, contract channel sales in constant currencies decreased 5% in 2013 and 2% in 2012. The trend reflects competitive pressures and soft economic conditions in Europe. The Company has also elected not to continue with certain unprofitable contract accounts. Constant currency sales in the direct channel declined 6% in 2013 and 10% in 2012. The Company has focused on improving this trend in the direct channel through website improvements and customer awareness and has seen consistent quarterly improvements since mid-2012. Retail sales were lower in 2013, reflecting the disposition of stores in Hungary in late 2012.

Division operating income totaled $34 million in 2013, compared to $36 million in 2012 and $66 million in 2011. The decrease in Division operating income in 2013 and 2012 reflects the negative flow-through impact of lower sales, partially offset by operational efficiencies. The OfficeMax contribution was slightly positive since the date of the Merger. Operating expenses decreased across the Division in both 2013 and 2012, reflecting benefits from current and prior period restructuring activities. The Division expects to continue restructuring activities during 2014 to align the organization from a geographic-focus to a channel-focus. Costs associated with restructuring activities are reported at the Corporate level and discussed in the “Restructuring and other operating expenses, net” section below.

For U.S. reporting, the International Division’s sales are translated into U.S. dollars at average exchange rates experienced during the year. The Division’s reported sales were positively impacted by approximately $52 million in 2013 and negatively impacted by $160 million in 2012 from changes in foreign currency exchange rates. Internally, we analyze our international operations in terms of local currency performance to allow focus on operating trends and results.

International Division store count and activity is summarized below:

	Office Supply Stores
	Open at Beginning of Period	Opened/ Acquired		Closed/ Changed Designation		Open at End of Period
Company-Owned Stores	97	43	(1)	9		131
Operated by Joint Ventures	215	18		1		232
Franchise and Licensing Arrangements	143	45		5		183

Total stores 2011	455	106		15		546

Company-Owned Stores	131	4		12		123
Operated by Joint Ventures	232	16		—		248
Franchise and Licensing Arrangements	183	7		44	(2)	146

Total stores 2012	546	27		56		517

Company-Owned Stores	123	25	(4)	4		144
Operated by Joint Ventures	248	96	(4)	251	(3)	93
Franchise and Licensing Arrangements	146	8		39		115

Total stores 2013	517	129		294		352

(1)	40 of these stores relate to the acquisition of an entity in Sweden.

(2)	38 of these stores relate to the termination of the Thailand license agreement.

(3)	249 store closures relate to the sale of the Company’s interest in Office Depot de Mexico.

(4)	22 Company–owned stores and 93 stores operated by joint venture relate to the Merger.

CORPORATE AND OTHER

Asset Impairments, Merger, Restructuring, Other Charges and Credits

In recent years, we have taken actions to adapt to changing and competitive conditions. These actions include closing stores and distribution centers, consolidating functional activities, disposing of businesses and assets, and improving process efficiencies. We have also recognized significant asset impairment charges related to stores and intangible assets. During 2013, we have also incurred significant expenses associated with the Merger and integration. These activities are managed at the Corporate level and, accordingly, are not included in the determination of Division income for management reporting or external disclosures. Each of these expense items are expected to continue in future periods. During 2012, we recognized a credit related to settlement of a dispute with the seller of a business acquired in 2003.

The line items in our Consolidated Statements of Operations impacted by these Corporate activities are presented in the table below, followed by a narrative discussion of the significant matters.

(In millions)	2013	2012	2011
Cost of goods sold and occupancy costs	$—	$—	$2
Recovery of purchase price	—	(68)	—
Asset impairments	70	139	—
Merger, restructuring, and other operating expenses, net	201	56	56

Total charges and credits impact on Operating income (loss)	$271	$127	$58

In addition to these charges and credits, certain Selling, general and administrative expenses are not allocated to the Divisions and are managed at the Corporate level. Those expenses are addressed in the section “Unallocated Costs” below.

Recovery of purchase price

The sale and purchase agreement (“SPA”) associated with the 2003 European acquisition included a provision whereby the seller was required to pay an amount to the Company if the acquired pension plan was determined to be underfunded based on 2008 plan data. The unfunded obligation amount calculated by the plan’s actuary based on that data was disputed by the seller. While the matter was still pending, in 2011, the seller paid GBP 5.5 million ($9 million, measured at then-current exchange rates) to the Company to allow for future monthly payments to the pension plan. In January 2012, the Company and the seller entered into a settlement agreement that settled all claims by either party for this and any other matter under the original SPA. The seller paid an additional GBP 32.2 million (approximately $50 million, measured at then-current exchange rates) to the Company in February 2012. Following this cash receipt in February 2012, the Company contributed the GBP 37.7 million (approximately $58 million at then-current exchange rates) to the pension plan, resulting in the plan changing from an unfunded liability position to a net asset position. There are no additional funding requirements while the plan is in a surplus position.

This pension provision of the SPA was disclosed in 2003 and subsequent periods as a matter that would reduce goodwill when the plan was remeasured and cash received. However, all goodwill associated with this transaction was impaired in 2008, and because the remeasurement process had not yet begun, no estimate of the potential payment to the Company could be made at that time. Consistent with disclosures subsequent to the 2008 goodwill impairment, resolution of this matter in the first quarter of 2012 was reflected as a credit to operating expense. The cash received from the seller, reversal of an accrued liability as a result of the settlement agreement, fees incurred in 2012, and fee reimbursement from the seller have been reported in Recovery of purchase price in the Consolidated Statements of Operations for 2012, totaling $68 million. An additional expense of $5 million of costs related to this arrangement is included in Merger, restructuring and other operating expenses, net, resulting in a net increase in operating profit for 2012 of $63 million. Refer to Note 14, “Employee Benefit Plans — Pension Plans-Europe” of the Consolidated Financial Statements for additional information about this pension plan.

Asset impairments

Asset impairments in 2013 and 2012, include $26 million and $123 million, respectively, related to under-performing stores in North America, as well as $44 million and $15 million primarily related to intangible asset impairment related to international assets, respectively. Additional information about these two separate charges is provided below. An additional $11 million asset impairment charge was recognized in the North American Retail Division during 2011 because it was viewed as operational at that time.

2012 Retail Strategy

In response to customer buying patterns, the Company conducted a review during 2012 of each Office Depot store location and developed a revised retail strategy. This review included a decision to downsize, relocate or close many stores as their lease term came to optional renewal periods over the next several years. Generally, higher performing stores were not identified for change in format or location. Those stores identified for downsizing, were either to small- or medium-size formats, depending on the perceived need in the local market. This review contributed to the $123 million asset impairment charge recognized in 2012 as the assumed lease terms and related cash flow contributions for many stores were shortened in our asset impairment model. The analysis also included lowering sales projections, holding gross margins relatively constant, but increasing operating costs for payroll and other items. The resulting negative flow-through of lower sales contributed to the significant 2012 impairment charge.

Asset impairment charges of $26 million were recognized during 2013, as the Company continued to experience sales declines and certain stores did not meet cash flow projections. The current outlook on sales in our asset impairment model is a decline consistent with current experience with gradual improvement. This trend reflects our view that a portion of the sales previously made in our retail locations may be migrating to our online and other channels, but because those sales are not fulfilled out of the retail store, they are not considered cash flow sources in this impairment analysis. Gross margin assumptions have been held constant at our current actual levels and we have assumed operating costs consistent with recent actual results and planned activities.

2014 Real Estate Review

As our review progresses of how best to manage the combined portfolio of Office Depot and OfficeMax stores, we are likely to experience volatility in results. In addition to charges for severance, product harmonization, and facility closure costs that will be recognized as decisions are made and communicated, we may experience volatility from the timing of recognition of impairment charges followed by credits related to capital leases and deferred rent accounts when the leases are terminated or modified. The accounting impacts of future period actions likely will differ for Office Depot stores and OfficeMax stores as the OfficeMax stores were recorded at estimated fair value on November 5, 2013 and certain deferred lease balances were eliminated in purchase accounting.

To the extent that forward-looking sales and operating assumptions in the current portfolio are not achieved and are subsequently reduced, or more stores are closed, additional impairment charges may result. Store performance lower than current projections may also result in additional 2014 quarterly asset impairment charges. However, at the end of 2013, the impairment analysis reflects the company’s best estimate of future performance.

Intangible asset impairments

As previously disclosed, a reporting unit of the International Division included operating subsidiaries in Europe and ownership of the investment in Office Depot de Mexico. A substantial majority of the estimated fair value of the reporting unit over its carrying value related to the joint venture and we disclosed that if the joint venture were to be removed from the reporting unit, all of the goodwill in that reporting unit likely would be impaired. Following the July 2013 sale of our interest in Office Depot de Mexico and return of cash proceeds to the U.S. parent company, the fair value of the reporting unit with goodwill decreased below its carrying value and the $44 million of goodwill was fully impaired.

The $14 million charge recognized in 2012 related to impairment of amortizing intangible assets associated with a prior acquisition of operations in Sweden that experienced a downturn in performance and certain operational difficulties.

Merger, restructuring and other operating expenses, net

Merger

During 2013, we recognized $180 million of Merger-related expenses, including (i) $80 million related to transaction and integration activities primarily investment banking, legal, accounting, and integration; (ii) $92 million of employee related expenses for cash termination benefits, acceleration of share-based compensation for departing employees and certain incentives to retain and motivate employees, and (iii) $8 million of certain shareholder-related and other expenses. These expenses reflect amounts incurred by Office Depot before receiving approval of the Merger, as well as costs incurred by the combined entity following Merger approval. It is expected that significant Merger expenses will continue to be incurred in future periods as decisions are made about facility closures, product harmonization, organizational structure and other integration activities. Such future amounts are likely to be material. This caption in 2013 also includes certain shareholder-related expenses incurred to provide shareholders with information relating to the composition of the Board of Directors.

Refer to Note 2, “Merger, Acquisitions and Dispositions” and Note 3, “Merger, Restructuring, and Other Accruals”, in Notes to the Consolidated Financial Statements for additional information.

Restructuring and other operating expenses, net

During 2013, we recognized $21 million of net restructuring costs, primarily for activities in Europe. These charges include severance and other costs for organizational changes intended to promote operational efficiency in future periods, as well as a net benefit from the reversal of cumulative translation account balances following the liquidation of certain subsidiaries.

Restructuring and other operating expenses, net were $56 million in 2012 and $56 million in 2011. Both periods include severance and lease and other restructuring accruals, primarily related to the consolidation and elimination of functions in Europe, as well as Company-wide process improvement initiatives, and in 2011, closure of stores in Canada. Additionally, in 2012, the Company recognized $5 million of expense related to the purchase price recovery discussed above.

The past restructuring activity has contributed to lower operating costs. We expect the restructuring activity in Europe to continue. In late 2013, the Division began an organizational realignment from a country-based focus to a Europe-wide focus by channel. This realignment, and related cost to implement, is expected to continue throughout 2014.

Unallocated Costs

The Company allocates to the Divisions functional support costs that are considered to be directly or closely related to segment activity. Those allocated costs are included in the measurement of Division operating income (loss). Other companies may charge more or less of functional support costs to their segments, and our results therefore may not be comparable to similarly titled measures used by other companies. The unallocated costs primarily consist of the building that is used for the Company’s corporate headquarters and personnel not directly supporting the Divisions, including certain executive, finance, audit and similar functions. Following the Merger, unallocated costs also include certain pension expense or credit related to the frozen OfficeMax pension and other benefit plans.

Unallocated costs were $89 million, $74 million, and $96 million in 2013, 2012, and 2011, respectively. The unallocated cost increase in 2013 reflects $6 million from the addition of OfficeMax since November 2013 and higher variable pay, partially offset by reductions in functional area expenses not allocated to the Divisions. Corporate general and administrative expenses decreased in 2012 from lower variable pay and lower unallocated support costs.

Other Income and Expense

(In millions)	2013	2012	2011
Interest income	$5	$2	$1
Interest expense	(69)	(69)	(33)
Loss on extinguishment of debt	—	(12)	—
Gain on disposition of joint venture	382	—	—
Other income (expense), net	14	35	31

Interest income in 2013 includes $3 million related to OfficeMax Timber Notes since the Merger date. Interest income on the Timber Notes is expected to be approximately $21 million in 2014, including amortization of the fair value adjustment recorded in purchase accounting. The associated non-recourse debt added $3 million of interest expense since the Merger date and is expected to be approximately $20 million in 2014, including amortization of the fair value adjustment recorded in purchase accounting. Refer to Note 7, “Timber Notes/Non-

Recourse Debt”, in Notes to Consolidated Financial Statements for additional information. Interest expense in 2013 also reflects the maturity in August 2013 of $150 million of the 6.25% senior notes. In 2011, interest expense was impacted by the reversal of accrued interest of $32 million following settlement of certain uncertain tax positions.

On March 15, 2012, we completed a cash tender offer to purchase up to $250 million aggregate principal amount of 6.25% Senior Notes due 2013. The total consideration for each $1,000.00 note surrendered was $1,050.00. Additionally, tender fees and a proportionate amount of deferred debt issue costs and a deferred cash flow hedge gain were included in the measurement of the $12.1 million extinguishment costs reported in our Consolidated Statement of Operations for 2012.

The pre-tax Gain on disposition of joint venture of $382 million results from the July 2013 sale of the investment in Office Depot de Mexico for the Mexican Peso amount of 8,777 million in cash ($680 million at then-current exchange rates). The gain is net of third party fees, as well as recognition of $39 million of cumulative translation loss released from other comprehensive income because the subsidiary holding the investment was substantially liquidated. The removal of this investment from the related reporting unit resulted in an impairment of goodwill. Both the gain on disposition and the related impairment charge were recognized at the Corporate level and not included in the determination of Division income.

Other income (expense), net includes our earnings of joint venture investments, gains and losses related to foreign exchange transactions, and investment results from our deferred compensation plans. The sale of the investment in Office Depot de Mexico had a significant impact on the comparison of Other income (expense), net to the prior years. Our portion of the joint venture results for the year-to-date 2013 was $13 million compared to $32 million in 2012 and $34 million in 2011. These results also were impacted by foreign currency and other gains and losses in all periods.

Income Taxes

(In millions)	2013	2012	2011
Income tax expense (benefit)	$147	$2	$(63)
Effective income tax rate*	116%	(2)%	(193)%

*	Income taxes as a percentage of earnings (loss) before income taxes.

The effective tax rate of 116% includes $140 million of U.S. and Mexico income tax expense resulting from the sale of our investment in Office Depot de Mexico. In addition, no benefit was recognized for certain Merger-related expenses and the International Division’s goodwill impairment since these items are not deductible for income tax purposes. Because of significant valuation allowances that remain in the U.S. and certain foreign jurisdictions, deferred tax benefits are not recognized on certain loss generating entities. Within our international operations, statutory tax expense is generally lower compared to the aggregate U.S. federal and state income tax rates. This is further impacted by favorable tax rulings within our international operations.

For 2012, the effective tax rate results from recognizing tax expense in jurisdictions with pre-tax income while being precluded from recognizing deferred tax benefits on pre-tax losses in the U.S. and certain international jurisdictions that are subject to valuation allowances. Additionally, the pension settlement was a non-taxable transaction and the full year tax rate includes a net $14 million tax benefit from an approved tax loss carryback. The effective rate also reflects the impact on deferred tax asset from a tax rate change in an international jurisdiction.

The effective tax rate for 2011 reflects benefits from settlements of uncertain tax positions (“UTPs”) and from the reversal of valuation allowances on deferred tax assets. The 2011 rate includes the reversal of $81 million of UTP accruals following closure of tax audits and the expiration of the statute of limitations on previously open tax years. In addition, 2011 includes approximately $9 million of discrete benefits from the release of valuation allowances in certain European countries because of improved performance in those jurisdictions. Partially offsetting these tax benefits is income tax expense recognized for tax-paying entities.

Following the recognition of significant valuation allowances in 2009, we have regularly experienced substantial volatility in our effective tax rate in interim periods and across years. Because deferred income tax benefits cannot be recognized in several jurisdictions, changes in the amount, mix and timing of pre-tax earnings in tax paying jurisdictions can have a significant impact on the overall effective tax rate. This interim and full year volatility is likely to continue in future periods until the valuation allowances can be released.

The Company has reached a settlement with the IRS Appeals Division to close the previously-disclosed IRS deemed royalty assessment relating to 2009 and 2010 foreign operations. The settlement was subject to the Congressional Joint Committee on Taxation approval, which was received during the second quarter of 2013. The resolution of this matter has closed all known disputes with the IRS relating to tax years 2009 and 2010 and resulted in a refund of approximately $14 million, which was received during the third quarter of 2013, from a previously approved carryback of a tax accounting method change. In 2013, the Company also received final resolution of the IRS deemed royalty assessment relating to 2011 foreign operations, which resulted in no change to the Company’s 2011 U.S. federal income tax return.

We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. Generally, we are subject to routine examination for years 2006 and forward in our foreign jurisdictions and for years 2010 and forward in our state jurisdictions. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal and state income tax examinations for years before 2010 and 2006, respectively. It is reasonably possible that some audits will close within the next twelve months, which we do not believe would result in a change to our accrued uncertain tax positions.

Refer to Note 9, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional tax discussion.

Preferred Stock Dividends

In accordance with certain OfficeMax Merger-related agreements, which we entered into with the holders of our preferred stock concurrently with the execution of the Merger Agreement, we redeemed the preferred stock, with 50 percent redeemed upon shareholder approval in July and the remaining 50 percent redeemed immediately prior to closing of the Merger in November 2013. A total of $431 million in cash payments for full redemption of the preferred stock in 2013, included the liquidation preference of $407 million and redemption premium of $24 million measured at 6% of the liquidation preference.

Preferred stock dividends for 2013 in our Consolidated Statement of Operations were $73 million, including $28 million regular dividends and $45 million related to the redemptions. The $45 million is comprised of $24 million redemption premium and $21 million representing the difference between liquidation preference and carrying value of the preferred stock. The liquidation preference exceeded the carrying value because of initial issuance costs and paid-in-kind dividends recorded for accounting purposes at fair value.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In 2011, we entered into an Amended and Restated Credit Agreement with a group of lenders. Additional amendments to the Amended and Restated Credit Agreement have been entered into and were effective February 2012 and November 2013 (the Amended and Restated Credit Agreement including all amendments is referred to as the “Amended Credit Agreement”). The Amended Credit Agreement provides for an asset based, multi-currency revolving credit facility of up to $1.25 billion and expires May 25, 2016. Refer to Note 8, “Debt,” of our Consolidated Financial Statements for additional information.

At December 28, 2013, we had $955 million in cash and cash equivalents and approximately $1.1 billion available under the Amended Credit Agreement based on the December 2013 borrowing base certificate, for a total liquidity of approximately $2.1 billion. Approximately $353 million of cash and cash equivalents was held outside the United States and could result in additional tax expense if repatriated. Refer to Note 9, “Income Taxes” of the Consolidated Financial Statements for additional information. We consider our resources adequate to satisfy our cash needs for at least the next twelve months.

At December 28, 2013, no amounts were drawn under the Amended Credit Agreement and there were no amounts outstanding at any time during 2013. There were letters of credit outstanding under the Amended Credit Agreement at the end of the year totaling $110 million.

The Company had short-term borrowings of $3 million at December 28, 2013 under various local currency credit facilities for international subsidiaries that had an effective interest rate at the end of the year of approximately 6%. The maximum month end amount occurred in November 2013 at approximately $5 million and the maximum monthly average amount occurred in December 2013 at approximately $4 million. The majority of these short-term borrowings represent outstanding balances on uncommitted lines of credit, which do not contain financial covenants.

The Company was in compliance with all applicable financial covenants at December 28, 2013.

OfficeMax is the borrower under several conduit tax-exempt bond financings, also referred to as revenue bonds, pursuant to which it is obligated to provide copies of its Annual Report on Form 10-K as filed with the SEC and the annual report to shareholders, including its annual financial statements, to the bond trustees and to file such financial information disclosure with EMMA, the electronic information database of the Municipal Securities Rulemaking Board. Following the Merger with Office Depot, OfficeMax is no longer a reporting company and will no longer prepare audited financial statements because its financial statements are consolidated with those of its parent company, Office Depot. In light of the Merger, the Company determined to issue a guaranty of the bonds. The Company has launched a process to obtain the requisite consents to substitute the Annual Report and audited consolidated financial statements of Office Depot, as guarantor of the bonds, for those of OfficeMax. Failure to provide the OfficeMax annual financial statements within 120 days of the Company’s fiscal 2013 year-end, along with any applicable cure periods, could give rise to a technical default under the loan agreements in which case bondholders could exercise remedies, including acceleration of amounts due under the bond documents. In the event that the Company is not able to obtain the requisite consents for one or more series of bonds, the Company has the ability to redeem the bonds at par.

We have incurred $180 million in expenses associated primarily with the Merger and integration actions and $21 million in restructuring expenses associated primarily with actions taken in Europe. Significant Merger and restructuring expenses are expected to continue to be incurred in future periods.

In connection with the Merger, the Company assumed obligations under the OfficeMax U.S. pension plans. Expected Company contributions in 2014, 2015, and 2016 are $50 million, $28 million, and $22 million, respectively. The 2014 funding is greater than the 2013 minimum funding requirements for OfficeMax. Excess contributions made in prior years satisfied almost all of the cash contribution requirements in 2013. The amounts funded will be presented as Operating activity outflows in the Consolidated Statement of Cash Flows.

Cash Flows

Cash provided by (used in) operating, investing and financing activities is summarized as follows:

(In millions)	2013	2012	2011
Operating activities	$(107)	$179	$200
Investing activities	1,028	(30)	(157)
Financing activities	(640)	(55)	(98)

Operating Activities

Cash used by operating activities was $107 million in 2013 compared to cash generated from operating activities of $179 million and $200 million in 2012 and 2011, respectively. Cash flow used in operating activities is negatively impacted by the payment of $147 million of income taxes related to the Company’s gain on the disposition of the investment in Office Depot de Mexico. The source of cash from this gain is shown in Investing activities. In 2012, the Company recognized a credit in earnings as the Recovery of purchase price from a 2003 business combination. The cash portion of this recovery is reclassified out of operating activities and reflected as a source of cash in investing activities. However, that cash was required by the original purchase agreement to be contributed to the acquired pension plan. The pension funding during 2012 is presented as a use of cash in operating activities.

Changes in net working capital for the year-to-date 2013 resulted in a $77 million use of cash compared to $36 million in 2012 and $180 million in 2011. The change in accounts receivable in 2013 was influenced by the timing of certain vendor arrangements, largely offset by proceeds from an account receivable factoring agreement in France. The decrease in receivables in 2012 and 2011 reflects lower sales, improved collections, and certain changes in vendor purchase arrangements that impacted working capital requirements. The increase in inventories in 2013 reflects building above prior year levels for the back to business selling cycle. Inventory balances were lower at the end of 2012 as a result of initiatives to better manage working capital. In 2013, there was a use of cash in prepaid expenses and other assets as well as in trade accounts payable, accrued expenses, and other current and long-term liabilities. The 2011 caption includes the $66 million and $32 million non-cash accrual reversals. Working capital is influenced by a number of factors, including the aging of inventory and timing of vendor payments. The timing of payments is subject to variability during the year depending on a variety of factors, including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. The working capital changes in 2013 were also impacted by the timing of the Merger, which caused the consolidated cash flows to reflect the changes in the OfficeMax working capital accounts from the Merger date through December 28, 2013. For our accounting policy on cash management, refer to Note 1, “Summary of Significant Accounting Policies,” of the Consolidated Financial Statements.

During 2011, we received a $25 million dividend from the joint venture Office Depot de Mexico, which was sold in 2013.

Investing Activities

Net cash provided by investing activities was $1,028 million in 2013 compared to a use of cash of $30 million in 2012, and $157 million in 2011. The source of cash in 2013 results primarily from $675 million in net proceeds from the disposition of the joint venture Office Depot de Mexico and $460 million in cash acquired from OfficeMax at the Merger date. The cash proceeds from the sale of Office Depot de Mexico provided additional liquidity for the preferred stock retirement, debt maturity and for the needs of the combined Company for Merger-related expenses. A $35 million return of investment in Boise Cascade Holdings, L.L.C also contributed to the source of cash in 2013. The $73 million of acquisition, net of cash acquired in 2011 was for the acquisition of an entity in Sweden that occurred during the first quarter of 2011. Approximately $47 million was placed in a restricted cash escrow account in 2010 and released in 2011 to fund the Swedish acquisition.

In 2012, we recovered $50 million from purchase price as discussed above and released $9 million of cash placed in escrow in 2011 related to the same matter. We invested $137 million, $120 million and $130 million in capital expenditures during 2013, 2012 and 2011, respectively. The 2013 capital expenditures relate to new stores and relocations, internal initiatives and various capital projects. Proceeds from the disposition of assets in 2012 included $12 million from a sale and lease back of an International warehouse, $10 million from sale of properties in North America, and $9 million from cash proceeds related to a 2010 sale of one operating subsidiary in the International Division.

Financing Activities

Cash used in financing activities was approximately $640 million in 2013, compared to $55 million in the 2012 and $98 million in 2011. The Company redeemed 50% of its preferred stock in July of 2013 and the remaining 50% in November 2013 with total cash payment of $431 million. The redemption payment of $431 million includes the liquidation preference of $407 million and redemption premium of $24 million, measured at 106% of the liquidation preference. The premium of $24 million is included in the $63 million dividend of preferred stock. Contractual dividends on preferred stock were paid in cash in 2013 and 2011 and paid-in-kind during 2012.

During 2012, the Company completed the settlement of a cash tender offer to purchase up to $250 million aggregate principal amount of its outstanding 6.25% senior notes due 2013. The Company also issued $250 million aggregate principal amount of 9.75% senior secured notes due March 15, 2019. The tender activity resulted in a $13 million cash loss on extinguishment of debt. Additionally, new issuance costs and costs to amend a separate borrowing agreement totaled $8 million. In August 2013, the Company repaid the $150 million of 6.25% senior notes at maturity. Net repayment on long- and short-term borrowings amounted to $21 million in 2013, $35 million in 2012 and $59 million in 2011.

Off-Balance Sheet Arrangements

As of December 28, 2013, we lease retail stores and other facilities and equipment under operating lease agreements, which are included in the table below. In addition, Note 17, “Commitments and Contingencies,” of the Consolidated Financial Statements in Part IV — Item 15. “Exhibits and Financial Statement Schedules” of this Annual Report describes certain of our arrangements that contain indemnifications.

Contractual Obligations

The following table summarizes our contractual cash obligations at December 28, 2013, and the effect such obligations are expected to have on liquidity and cash flow in future periods. Some of the figures included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the amounts we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period
(In millions)	Total	2014	2015- 2016	2017- 2018	Thereafter
Contractual Obligations
Recourse debt:
Long-term debt obligations (1)	$793	$44	$104	$80	$565
Short-term borrowings (2)	3	3	—	—	—
Capital lease obligations (3)	318	38	71	58	151
Non-recourse debt (4)	735	—	—	—	735
Operating lease obligations (5)	2,878	726	1,070	535	547
Purchase obligations (6)	98	85	8	3	2
Pension obligations (7)	130	50	50	10	20

Total contractual cash obligations	$4,955	$946	$1,303	$686	$2,020

(1)	Long-term obligations consist primarily of expected payments (principal and interest) on our $250 million 9.75% Senior Secured Notes and $186 million of revenue bonds at various interest rates.

(2)	Short-term borrowings consist of amounts outstanding under credit facilities for certain of our international subsidiaries.

(3)

The present value of these obligations is included on our Consolidated Balance Sheets. Refer to Note 8, “Debt,” of the Consolidated Financial Statements for additional information about our capital lease obligations.

(4)

There is no recourse against the Company on the Securitization Notes as recourse is limited to proceeds from the pledged Installment Notes receivable and underlying guaranty. The non-recourse debt remains outstanding until it is legally extinguished, which will be when paid in cash or when the Installment Notes and related guaranty is transferred to and accepted by the Securitization Note holders. Interest payments on non-recourse debt will be completely offset by interest income received on the Installment Notes. Accordingly, interest expense on the non-recourse debt is not included in this table.

(5)

The operating lease obligations presented reflect future minimum lease payments due under the non-cancelable portions of our leases, as of December 28, 2013. Some of our retail store leases require percentage rentals on sales above specified minimums and contain escalation clauses. The minimum lease payments shown in the table above do not include contingent rental expense and have not been reduced by sublease income of $56 million. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. Our operating lease obligations are described in Note 10, “Leases,” of the Consolidated Financial Statements.

(6)

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

If we can unilaterally terminate the agreement simply by providing a certain number of days notice or by paying a termination fee, we have included the amount of the termination fee or the amount that would be paid over the “notice period.” As of December 28, 2013, purchase obligations include television, radio and newspaper advertising, telephone services, certain fixed assets and software licenses and service and maintenance contracts for information technology. Contracts that can be unilaterally terminated without a penalty have not been included.

(7)

Actuarially-determined liabilities related to pension and postretirement benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, future compensation costs, healthcare cost trends, benefit payment patterns and other factors. Changes in assumptions related to the measurement of funded status could have a material impact on the amount reported. Pension obligations in the table above represent the estimated, minimum contributions required per Internal Revenue Service funding rules.

Our Consolidated Balance Sheet as of December 28, 2013 includes $719 million and $163 million classified as Deferred income taxes and other long-term liabilities and Pension and post-employment obligations, net, respectively. Deferred income taxes and other long-term liabilities primarily consist of net long-term deferred income taxes, deferred lease credits, certain liabilities under our deferred compensation plans, and accruals for uncertain tax positions and environmental accruals. Certain of these liabilities have been excluded from the above table as either the amounts are fully funded or the timing and/or the amount of any cash payment is uncertain. Refer to Note 9, “Income Taxes,” of the Consolidated Financial Statements for additional information regarding our deferred tax positions and accruals for uncertain tax positions and Note 14, “Employee Benefit Plans,” for a discussion of our employee benefit plans.

In addition to the above, we have outstanding letters of credit totaling $110 million at December 28, 2013.

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax S. de R.L. de C.V. (“Grupo OfficeMax”) can elect to require the Company to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require the Company to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of 2013, Grupo OfficeMax has not met the earnings targets and the noncontrolling interest is recorded at its carrying value, which represents the fair value at the Merger date, adjusted for the losses of Grupo OfficeMax since the Merger date.

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies can be found in Note 1, “Summary of Significant Accounting Policies,” of the Consolidated Financial Statements. We have also identified certain accounting policies that we consider critical to understanding our business and our results of operations and we have provided below additional information on those policies.

Merger impacts — The Company completed the Merger in November 2013. The process of integrating the two companies has begun, but will continue for some time. The Company used various valuation methodologies to estimate the fair value of assets acquired and liabilities assumed, including using a market participant perspective when applying cost, income and relief from royalty analyses, supplemented with market appraisals where appropriate, Pension and other benefits plans were revalued using current estimates of interest and earnings rates, as well as cost trends. Significant judgments and estimates were required in preparing these fair value estimates. In addition to the accounting uncertainties and estimates inherent in preparing the Company’s financial statements on an on-going basis, the Merger is expected to have incremental impacts that currently cannot be quantified. Decisions about product offerings, brand usage, facility closures, and employee levels are expected to result in restructuring-related charges with the anticipation that these actions will contribute to synergies to be realized in future periods. Accordingly, accounting policies and estimates such as, but not limited to, inventory valuation, asset impairments, goodwill and other intangible assets, closed store accruals and income taxes may have additional Merger-related impacts beyond what is described in the sections below.

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

Inventory valuation — Inventories are valued at the lower of weighted average cost or market value. We monitor active inventory for excessive quantities and slow-moving items and record adjustments as necessary to lower the value if the anticipated realizable amount is below cost. We also identify merchandise that we plan to discontinue or have begun to phase out and assess the estimated recoverability of the carrying value. This includes consideration of the quantity of the merchandise, the rate of sale, and our assessment of current and projected market conditions and anticipated vendor programs. If necessary, we record a charge to cost of sales to reduce the carrying value of this merchandise to our estimate of the lower of cost or realizable amount. Additional promotional activities may be initiated and markdowns may be taken as considered appropriate until the product is sold or otherwise disposed. Estimates and judgments are required in determining what items to stock and at what level, and what items to discontinue and how to value them prior to sale.

We also recognize an expense in cost of sales for our estimate of physical inventory loss from theft, short shipments and other factors — referred to as inventory shrink. During the year, we adjust the estimate of our inventory shrink rate accrual following on-hand adjustments and our physical inventory count results. These changes in estimates may result in volatility within the year or impact comparisons to other periods.

Merger-related decisions about harmonizing product assortment could result in inventory mark downs in future periods.

Asset impairments — Store assets are reviewed quarterly for recoverability of their asset carrying amounts. The analysis uses input from retail store operations and the Company’s accounting and finance personnel that organizationally report to the chief financial officer. These projections are based on management’s estimates of store-level sales, gross margins, direct expenses, exercise of future lease renewal options, where applicable, and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. If the anticipated cash flows of a store cannot support the carrying value of its assets, the assets are written down to estimated fair value using Level 3 inputs. Store asset impairment charges of $26 million and $124 million for 2013 and 2012, respectively, are included in Asset impairments in the Consolidated Statements of Operations. These charges are measured as the difference between the carrying value of the assets and their estimated fair value, typically calculated as the discounted amount of the estimated cash flow, including estimated salvage value.

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

Merger-related store decisions could result in additional asset impairment charges in future periods.

Goodwill and other intangible assets — We will perform the annual review of goodwill related to the Merger on the first day of the third quarter, or sooner if indicators of potential impairment are identified. Because the purchase price allocation related to the Merger has not yet been finalized, goodwill has not been allocated to the reporting units. We will review performance and other indicators during 2014 and determine at that time if the goodwill test associated with the Merger should be evaluated on a qualitative or quantitative basis. If quantitative, the process we would expect to use, and have used historically, compares the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value at the testing date. We estimate the fair value of the reporting units using discounted cash flow and certain market value data. During 2013, a goodwill impairment charge of $44 million was recognized following the sale of our investment in Office Depot de Mexico.

Of the goodwill recognized at December 28, 2013, approximately $377 million relates to the Merger transaction. Approximately $19 million of goodwill existed prior to the Merger and is recorded in the North American Business Solutions Division’s reporting unit. The estimated fair value of the reporting unit exceeded its carrying value.

If our future performance is below our projections, goodwill and other intangible asset impairment charges can result.

Fair value of the indefinite lived trade name is obtained using a discounted cash flow analysis. These fair value methods require significant judgment assumptions and estimates, including industry economic factors and future profitability.

Closed store accruals — We regularly assess the performance of each retail store against historical patterns and projections of future profitability. These assessments are based on management’s estimates for sales levels, gross margin attainments, and cash flow generation. If, as a result of these evaluations, management determines that a store will not achieve certain operating performance targets, we may decide to close the store prior to the end of its lease term. At the point of closure, we recognize a liability for the remaining costs related to the property, reduced by an estimate of any sublease income. The calculation of this liability requires us to make assumptions and to apply judgment regarding the remaining term of the lease (including vacancy period), anticipated sublease income, and costs associated with vacating the premises. Lease commitments with no economic benefit to the Company are discounted at the credit-adjusted discount rate at the time of each location closure. With assistance from independent third parties to assess market conditions, we periodically review these judgments and estimates and adjust the liability accordingly. Future fluctuations in the economy and the market demand for commercial properties could result in material changes in this liability. Costs associated with facility closures that are considered part of on-going operations are included in Selling, general and administrative expenses in our Consolidated Statements of Operations. However, costs associated with facility closures that are related to Merger and restructuring activities are and, in future periods will be, presented in Merger, restructuring and other operating activities, net in our Consolidated Statements of Operations.

Pensions and other postretirement benefits — The Company sponsors noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees, primarily in North American Business Solutions Division, as well as a limited number of European employees. These plans are frozen and do not allow new entrants. The Company assumed responsibility for sponsoring various OfficeMax retiree medical benefit plans and life insurance plans existent at the Merger date, including plans related to operations in Canada. At December 28, 2013, the funded status of our existing and assumed OfficeMax defined benefit pension and other postretirement benefit plans was a liability of $145 million. Changes in assumptions related to the measurement of funded status could have a material impact on the amount reported. We are required to calculate our pension expense and liabilities using actuarial assumptions, including a discount rate and long-term asset rate of return. We base our North America plans’ discount rate assumption on the rates of return for a theoretical portfolio of high-grade corporate bonds (rated AA- or better) with cash flows that generally match our expected benefit payments in future years. The discount rate for the European plan is derived based on long-term UK government fixed income yields, having regard to the proportion of assets in each asset class. We base our long-term asset rate of return assumption on the average rate of earnings expected on invested assets. We believe that the accounting estimate related to pensions is a critical accounting estimate because it is highly susceptible to change from period to period, based on the performance of plan assets, actuarial valuations and changes in interest rates, and the effect on our financial position and results of operations could be material.

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

Environmental and asbestos reserves — Environmental and asbestos liabilities that relate to the operation of the paper and forest products businesses and timberland assets prior to the sale of the paper, forest products and timberland assets are liabilities of the Company as a result of the Merger. We are subject to a variety of environmental laws and regulations. We estimate our environmental liabilities and insurance receivables based on various assumptions and judgments, as we cannot predict with certainty the total response and remedial costs, our share of total costs, the extent to which contributions will be available from other parties or the amount of time necessary to complete any remediation. In making these judgments and assumptions, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the number of uncertainties and variables associated with these assumptions and judgments and the effects of changes in governmental regulation and environmental technologies, the precision of the resulting estimates of the related liabilities and insurance receivables are subject to uncertainty. We regularly monitor our estimated exposure to our environmental and asbestos liabilities. As additional information becomes known, our estimates may change.

SIGNIFICANT TRENDS, DEVELOPMENTS AND UNCERTAINTIES

Competitive Factors — Over the years, we have seen continued development and growth of competitors in all segments of our business. In particular, mass merchandisers and warehouse clubs, as well as grocery and drugstore chains, have increased their assortment of home office merchandise, attracting additional back-to-school customers and year-round casual shoppers. Warehouse clubs have expanded beyond their in-store assortment by adding catalogs and websites from which a much broader assortment of products may be ordered. We also face competition from other office supply stores that compete directly with us in numerous markets. This competition is likely to result in increased competitive pressures on pricing, product selection and services provided. Many of these retail competitors, including discounters, warehouse clubs, and drug stores and grocery chains, carry basic office supply products. Some of them also feature technology products. Many of them may price certain of these offerings lower than we do, but they have not shown an indication of greatly expanding their somewhat limited product offerings at this time. This trend towards a proliferation of retailers offering a limited assortment of office products is a potentially serious trend in our industry that could shift purchasing away from office supply specialty retailers and adversely impact our results.

We have seen substantial growth in the number of competitors that offer office products over the Internet, as well as the breadth and depth of their product offerings. In addition to large numbers of smaller Internet providers featuring special price incentives and one-time deals (such as close-outs), we are experiencing strong competitive pressures from large Internet providers such as Amazon and Walmart that offer a full assortment of office products through direct sales and, in the case of Amazon, acting as a “storefront” for other specialty office product providers. Another trend in our industry has been consolidation, as competitors in office supply stores and the copy/print channel have been acquired and consolidated into larger, well-capitalized corporations. This trend towards consolidation, coupled with acquisitions by financially strong organizations, is potentially a significant trend in our industry that could impact our results.

Additionally, consumers are utilizing more technology and purchasing less paper, ink and toner, physical file storage and general office supplies.

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

Liquidity Factors — Historically, we have generated positive cash flow from operating activities and have had access to broad financial markets that provide the liquidity we need to operate our business. Together, these sources have been used to fund operating and working capital needs, as well as invest in business expansion through new store openings, capital improvements and acquisitions. Due to the downturn in the global economy, our operating results have declined. We have in place a $1.25 billion asset based credit facility to provide liquidity, subject to availability as specified in the agreement. Further deterioration in our financial results could negatively impact our credit ratings, our liquidity and our access to the capital markets.

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

Interest Rate Risk

We are exposed to the impact of interest rate changes on cash, cash equivalents, noncontributory defined benefit pension plans, and debt obligations. The impact on cash and short-term investments held at December 28, 2013 from a hypothetical 10% decrease in interest rates would be a decrease in interest income of less than $1 million.

The following tables provide information about our debt portfolio outstanding as of December 28, 2013 that is sensitive to changes in interest rates. The following table does not include our obligations for pension plans and other post retirement benefits, although market risk also arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. We sponsor U.S. noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees. These plans were acquired in the Merger transaction and have been frozen since 2003. Our active employees and all inactive participants who are covered by these plans are no longer accruing additional benefits. However, the pension plans obligations are still subject to change due to fluctuations in long-term interest rates as well as factors impacting actuarial valuations, such as retirement rates and pension plan participants’ increased life expectancies. In addition to changes in pension plan obligations, the amount of plan assets available to pay benefits, contribution levels and expense are also impacted by the return on the pension plan assets. The pension plan assets include U.S. equities, international equities, global equities and fixed-income securities, the cash flows of which change as equity prices and interest rates vary. The risk is that market movements in equity prices and interest rates could result in assets that are insufficient over time to cover the level of projected obligations. This in turn could result in significant changes in pension expense and funded status, further impacting future required contributions. Management, together with the trustees who act on behalf of the pension plan beneficiaries, assess the level of this risk using reports prepared by independent external actuaries and investment advisors and take action, where appropriate, in terms of setting investment strategy and agreed contribution levels.

	2013			2012
(In millions)	Carrying Value	Fair Value	Risk Sensitivity	Carrying Value	Fair Value	Risk Sensitivity
Financial assets:
Timber notes receivable	$945	$933	$25	$—	$—	$—
Boise investment	$46	$47	$—	$—	$—	$—
Financial liabilities:
Recourse debt:
6.25% Senior Notes	$—	$—	$—	$150	$154	$—
9.75% Senior Secured Notes, due 2019	$250	$290	$6	$250	$266	$5
7.35% debentures, due 2016	$18	$19	$—	$—	$—	$—
Revenue bonds, due in varying amounts periodically through 2029	$186	$186	$6	$—	$—	$—
American & Foreign Power Company, Inc. 5% debentures, due 2030	$13	$13	$1	$—	$—	$—
Non-recourse debt	$859	$851	$22	$—	$—	$—

The risk sensitivity of fixed rate debt reflects the estimated increase in fair value from a 50 basis point decrease in interest rates, calculated on a discounted cash flow basis. The sensitivity of variable rate debt reflects the possible increase in interest expense during the next period from a 50 basis point change in interest rates prevailing at year-end.

Foreign Exchange Rate Risk

We conduct business through entities in various countries outside the United States where their functional currency is not the U.S. dollar. While we sell directly or indirectly to customers in 57 countries, the principal operations of our International Division are in countries with Euro, British Pound, Canadian Dollar, Australian Dollar, New Zealand Dollar and Mexican Peso functional currencies. We continue to assess our exposure to foreign currency fluctuation against the U.S. dollar. As of December 28, 2013, a 10% change in the applicable foreign exchange rates would result in an increase or decrease in our pretax earnings of approximately $2 million.

Although operations generally are conducted in the relevant local currency, we also are subject to foreign exchange transaction exposure when our subsidiaries transact business in a currency other than their own functional currency. This exposure arises primarily from inventory purchases in a foreign currency. At December 28, 2013, there was $9 million of foreign exchange forward contracts hedging inventory exposures. The highest amount outstanding at any point during 2013 was $35 million during the month of September. Also, from time-to-time, we enter into foreign exchange forward transactions to protect against possible changes in exchange rates related to scheduled or anticipated cash movements among our operating entities. At December 28, 2013, there were $51 million of foreign exchange forward contracts to hedge these movements.

Generally, we evaluate the performance of our international businesses by focusing on the results of the business in local currency, and not with regard to the translation into U.S. dollars, as the latter is impacted by external factors.

Commodities Risk

We operate a large network of stores and delivery centers around the world. As such, we purchase significant amounts of fuel needed to transport products to our stores and customers as well as pay shipping costs to import products from overseas. We are exposed to potential changes in the underlying commodity costs associated with this transport activity. As of December 28, 2013, a 10% change in domestic commodity costs would result in an increase or decrease in our operating profit of approximately $8 million.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Refer to information in the “Market Sensitive Risks and Positions” subsection of Part II — Item 7. “MD&A” of this Annual Report.

Item 8. Financial Statements and Supplementary Data.

Refer to Part IV — Item 15(a) of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Based on management’s evaluation which included the participation of the Company’s Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), as of December 28, 2013, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Act”)), were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that the Company files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

We are in the process of integrating OfficeMax Incorporated and its subsidiaries (‘OfficeMax”) into our overall internal control over financial reporting processes.

Except as described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In evaluating our Internal Control, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on our assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 28, 2013.

The scope of management’s assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations except for the operations of OfficeMax, which the Company acquired in November 2013. OfficeMax’s operations represented 53% of our consolidated total assets and 8% of our consolidated sales as of and for the year ended December 28, 2013.

Our internal control over financial reporting as of December 28, 2013, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report provided below.

Item 9B. Other Information.

Pursuant to the terms of Roland Smith’s Employment Agreement, dated as of November 12, 2013, Mr. Smith is eligible to receive a lump sum cash initial bonus of up to $2,000,000 based on his achievement of the following objectives on or prior to December 31, 2013. At a meeting of the Board on February 20, 2014, the Board determined that Mr. Smith had exceeded the Board’s expectation in meeting the goals set forth in the Employment Agreement in advance of the December 31, 2013 date, and determined, based on the Compensation Committee’s recommendation, that he be awarded an actual bonus payment of $2,350,000, payable no later than March 15, 2014, as required by the Employment Agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Office Depot, Inc.

Boca Raton, Florida

We have audited the internal control over financial reporting of Office Depot, Inc. and subsidiaries (the “Company”) as of December 28, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at OfficeMax Incorporated, which was acquired on November 5, 2013 and whose financial statements constitute 53% of total assets and 8% of sales of the consolidated financial statement amounts as of and for the fiscal year ended December 28, 2013. Accordingly, our audit did not include the internal control over financial reporting at OfficeMax Incorporated. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended December 28, 2013 of the Company and our reports dated February 25, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

February 25, 2014

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information concerning our executive officers is set forth in Part 1 — Item 1. “Business” of this Annual Report under the caption “Executive Officers of the Registrant.”

Information required by this item with respect to our directors and the nomination process will be contained under the heading “Election of Directors” in the proxy statement for our 2014 Annual Meeting of Shareholders to be filed with the SEC (the “Proxy Statement”) within 120 days after the end of our fiscal year, which information is incorporated by reference in this Annual Report.

Information required by this item with respect to our audit committee and our audit committee financial experts will be contained in the Proxy Statement under the heading “Committees of Our Board of Directors — Audit Committee” and is incorporated by reference in this Annual Report.

Information required by this item with respect to compliance with Section 16(a) of the Exchange Act will be contained in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference in this Annual Report.

Our Code of Ethical Behavior is in compliance with applicable rules of the SEC that apply to our principal executive officer, our principal financial officer, and our principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethical Behavior is available free of charge on the “Investor Relations” section of our website at www.officedepot.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethical Behavior by posting such information on our website at the address and location specified above.

Item 11. Executive Compensation.

Information required by this item with respect to executive compensation and director compensation will be contained in the Proxy Statement under the headings “Compensation Discussion & Analysis” and “Director Compensation,” respectively, and is incorporated by reference in this Annual Report.

The information required by this item with respect to compensation committee interlocks and insider participation will be contained in the Proxy Statement under the heading “Compensation Committee Interlocks and Insider Participation” and is incorporated by reference in this Annual Report.

The compensation committee report required by this item will be contained in the Proxy Statement under the heading “Compensation Committee Report” and is incorporated by reference in this Annual Report.

The information required by this item with respect to compensation policies and practices as they relate to the Company’s risk management will be contained in the Proxy Statement under the heading “Board of Directors’ Role in Risk Oversight” and is incorporated by reference in this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item with respect to security ownership of certain beneficial owners and management will be contained in the Proxy Statement under the heading “Stock Ownership Information” and is incorporated by reference in this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item with respect to such contractual relationships and director independence will be contained in the Proxy Statement under the headings “Related Person Transactions Policy” and “Director Independence,” respectively, and is incorporated by reference in this Annual Report.

Item 14. Principal Accountant Fees and Services.

Information with respect to principal accounting fees and services and pre-approval policies will be contained in the Proxy Statement under the headings “Audit & Other Fees” and “Audit Committee Pre-Approval Policies and Procedures” respectively, and is incorporated by reference in this Annual Report.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

1.	The financial statements listed in “Index to Financial Statements.”

2.	The financial statement schedules listed in “Index to Financial Statement Schedules.”

3.	The exhibits listed in the “Index to Exhibits.”

(b)	Exhibit 99

1.	Financial statements of Office Depot de Mexico, S.A. de C.V. and Subsidiaries as of July 9, 2013 (Unaudited) and December 31, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of February 2014.

OFFICE DEPOT, INC.

By:	/s/ ROLAND C. SMITH
Roland C. Smith
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 25, 2014.

Signature	Capacity

/s/ ROLAND C. SMITH Roland C. Smith	Chief Executive Officer (Principal Executive Officer) and Chairman, Board of Directors

/s/ STEPHEN E. HARE Stephen E. Hare	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ KIM MOEHLER Kim Moehler	Senior Vice President and Controller (Principal Accounting Officer)

/s/ WARREN BRYANT Warren Bryant	Director

/s/ RAKESH GANGWAL Rakesh Gangwal	Director

/s/ CYNTHIA T. JAMISON Cynthia T. Jamison	Director

/s/ FRANCESCA RUIZ DE LUZURIAGA Francesca Ruiz de Luzuriaga	Director

/s/ V. JAMES MARINO V. James Marino	Director

/s/ MICHAEL J. MASSEY Michael J. Massey	Director

/s/ JEFFREY C. SMITH Jeffrey C. Smith	Director

/s/ DAVID M. SZYMANSKI David M. Szymanski	Director

/s/ NIGEL TRAVIS Nigel Travis	Director

/s/ JOSEPH S. VASSALLUZZO Joseph S. Vassalluzzo	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Office Depot, Inc.

Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Office Depot, Inc. and subsidiaries (the “Company”) as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 28, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Office Depot, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

February 25, 2014

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	2013	2012	2011
Sales	$11,242	$10,696	$11,489
Cost of goods sold and occupancy costs	8,616	8,160	8,784

Gross profit	2,626	2,536	2,705

Selling, general and administrative expenses	2,560	2,440	2,604
Recovery of purchase price	—	(68)	—
Asset impairments	70	139	11
Merger, restructuring, and other operating expenses, net	201	56	56

Operating income (loss)	(205)	(31)	34

Other income (expense):
Interest income	5	2	1
Interest expense	(69)	(69)	(33)
Loss on extinguishment of debt	—	(12)	—
Gain on disposition of joint venture	382	—	—
Other income (expense), net	14	35	31

Income (loss) before income taxes	127	(75)	33
Income tax expense (benefit)	147	2	(63)

Net income (loss)	(20)	(77)	96
Preferred stock dividends	73	33	36

Net income (loss) attributable to common stockholders	$(93)	$(110)	$60

Net earnings (loss) per share:
Basic	$(0.29)	$(0.39)	$0.22
Diluted	(0.29)	(0.39)	0.22

The accompanying notes to consolidated financial statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	2013	2012	2011
Net income (loss)	$(20)	$(77)	$96
Other comprehensive income (loss), net of tax, where applicable:
Foreign currency translation adjustments	47	23	(22)
Amortization of gain on cash flow hedge	—	(2)	(2)
Change in deferred pension, net of $10 million of deferred income taxes in 2013	12	(3)	(6)
Change in deferred cash flow hedge	—	—	1

Total other comprehensive income (loss), net of tax, where applicable	59	18	(29)

Comprehensive income (loss)	$39	$(59)	$67

The accompanying notes to consolidated financial statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares and par value)

	December 28, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$955	$671
Receivables, net	1,333	804
Inventories	1,812	1,051
Prepaid expenses and other current assets	296	171

Total current assets	4,396	2,697
Property and equipment, net	1,309	856
Goodwill	398	64
Other intangible assets, net	113	17
Timber notes receivable	945	—
Deferred income taxes	35	33
Other assets	281	344

Total assets	$7,477	$4,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,426	$935
Accrued expenses and other current liabilities	1,463	932
Income taxes payable	4	5
Short-term borrowings and current maturities of long-term debt	29	174

Total current liabilities	2,922	2,046
Deferred income taxes and other long-term liabilities	719	429
Pension and post-employment obligations, net	163	3
Long-term debt, net of current maturities	696	485
Non-recourse debt	859	—

Total liabilities	5,359	2,963

Commitments and contingencies
Redeemable preferred stock, net (liquidation preference — $407 in 2012)	—	386
Noncontrolling interest in joint venture	54	—

Stockholders’ equity:
Office Depot, Inc. stockholders’ equity:
Common stock — authorized 800,000,000 shares of $.01 par value; issued shares — 536,629,760 in 2013 and 291,734,027 in 2012	5	3
Additional paid-in capital	2,480	1,120
Accumulated other comprehensive income	272	213
Accumulated deficit	(636)	(616)
Treasury stock, at cost — 5,915,268 shares in 2013 and 2012	(58)	(58)

Total Office Depot, Inc. stockholders’ equity	2,063	662
Noncontrolling interests	1	—

Total equity	2,064	662

Total liabilities and stockholders’ equity	$7,477	$4,011

The accompanying notes to consolidated financial statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(20)	$(77)	$96
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	209	203	211
Charges for losses on inventories and receivables	59	65	56
Earnings from equity method investments	(14)	(30)	(31)
Loss on extinguishment of debt	—	13	—
Recovery of purchase price	—	(58)	—
Pension plan funding	—	(58)	—
Dividends received	—	—	25
Asset impairments	70	139	11
Compensation expense for share-based payments	38	14	14
Gain on disposition of joint venture	(382)	—	—
Deferred income taxes and deferred tax asset valuation allowances	8	1	(15)
Loss (gain) on disposition of assets	(3)	(2)	4
Other	5	5	9
Changes in assets and liabilities:
Decrease (increase) in receivables	(2)	44	100
Decrease (increase) in inventories	(34)	53	54
Net decrease (increase) in prepaid expenses and other assets	(2)	—	26
Net decrease in trade accounts payable, accrued expenses and other current and other long-term liabilities	(39)	(133)	(360)

Total adjustments	(87)	256	104

Net cash provided by (used in) operating activities	(107)	179	200

Cash flows from investing activities:
Capital expenditures	(137)	(120)	(130)
Acquired cash in Merger and acquisition, net of cash acquired in 2011	457	—	(73)
Proceeds from disposition of joint venture, net	675	—	—
Return of investment in Boise Cascade Holdings, L.L.C.	35	—	—
Recovery of purchase price	—	50	—
Release of restricted cash	—	9	47
Restricted cash	(4)	—	(9)
Proceeds from disposition of assets and other	2	31	8

Net cash provided by (used in) investing activities	1,028	(30)	(157)

Cash flows from financing activities:
Net proceeds from employee share-based transactions	3	2	—
Advance received	—	—	9
Payment for noncontrolling interests	—	(1)	(1)
Loss on extinguishment of debt	—	(13)	—
Debt retirement	(150)	(250)	—
Debt issuance	—	250	—
Debt related fees	(1)	(8)	(10)
Redemption of redeemable preferred stock	(407)	—	—
Dividends on redeemable preferred stock	(63)	—	(37)
Proceeds from issuance of borrowings	23	22	10
Payments on long- and short-term borrowings	(45)	(57)	(69)

Net cash used in financing activities	(640)	(55)	(98)

Effect of exchange rate changes on cash and cash equivalents	3	6	(1)

Net increase (decrease) in cash and cash equivalents	284	100	(56)
Cash and cash equivalents at beginning of period	671	571	627

Cash and cash equivalents at end of period	$955	$671	$571

The accompanying notes to consolidated financial statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share amounts)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Noncontrolling Interest	Total Stockholders’ Equity
Balance at December 25, 2010	283,059,236	$3	$1,162	$224	$(635)	$(58)	$—	$696
Purchase of subsidiary shares from noncontrolling interests			(1)					(1)
Net income					96			96
Other comprehensive loss				(29)				(29)
Preferred stock dividends			(36)					(36)
Grant of long-term incentive stock	2,641,074
Forfeiture of restricted stock	(342,281)
Exercise of stock options (including income tax benefits and withholding)	1,072,538
Amortization of long-term incentive stock grants			14					14

Balance at December 31, 2011	286,430,567	$3	$1,139	$195	$(539)	$(58)	$—	$740
Net loss					(77)			(77)
Other comprehensive income				18				18
Preferred stock dividends			(33)					(33)
Grant of long-term incentive stock	3,608,806							—
Forfeiture of restricted stock	(446,703)							—
Exercise and release of incentive stock (including income tax benefits and withholding)	2,141,357
Amortization of long-term incentive stock grants			14					14

Balance at December 29, 2012	291,734,027	$3	$1,120	$213	$(616)	$(58)	$—	$662
Acquisition of noncontrolling interest							1	1
Net loss					(20)			(20)
Other comprehensive income				59				59
Common stock issuance related to OfficeMax Merger	239,344,963	2	1,393					1,395
Preferred stock dividends			(73)					(73)
Grant of long-term incentive stock	3,230,565
Forfeiture of restricted stock	(762,496)							—
Exercise and release of incentive stock (including income tax benefits and withholding)	3,082,701		2					2
Amortization of long-term incentive stock grants			38					38

Balance at December 28, 2013	536,629,760	$5	$2,480	$272	$(636)	$(58)	$1	$2,064

The accompanying notes to consolidated financial statements are an integral part of these statements.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Office Depot, Inc. (“Office Depot” or the “Company”) is a global supplier of office products and services. The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol ODP. On November 5, 2013, the Company merged with OfficeMax Incorporated (“OfficeMax”); refer to Note 2 for additional discussion of this merger (the “Merger”). The merged Company currently operates under the Office Depot ® and OfficeMax® brands and utilizes other proprietary company and product brand names. As of December 28, 2013, the Company sold to customers throughout North America, Europe, Asia/Pacific, and Latin America through three reportable segments (or “Divisions”): North American Retail Division, North American Business Solutions Division and International Division. Following the date of the Merger: (i) the former OfficeMax U.S. Retail business is included in the North American Retail Division; (ii) the former OfficeMax United States and Canada Contract business is included in the North American Business Solutions Division; and (iii) the former OfficeMax businesses in Australia, New Zealand and Mexico are included in the International Division.

Office Depot operates wholly-owned entities, majority-owned entities and participates in other ventures and alliances. The Company’s corporate headquarters is located in Boca Raton, FL, and the Company’s primary websites are www.officedepot.com and www.officemax.com.

Basis of Presentation: The consolidated financial statements of Office Depot include the accounts of all wholly owned and financially controlled subsidiaries. Also, variable interest entities formed by OfficeMax in prior periods solely related to the Timber Notes and Non-recourse debt are consolidated because the Company is the primary beneficiary. Refer to Note 7 for additional information. All material intercompany transactions have been eliminated in consolidation.

Noncontrolling interests related to the Company’s investment in Grupo OfficeMax S. de R.L. de C.V. (“Grupo OfficeMax”) is presented outside of permanent equity in the Consolidated Balance Sheets because redemption features are not within the Company’s control. Another noncontrolling interest is presented as a component of Total stockholders’ equity. Results attributable to noncontrolling interests were insignificant for all periods.

The equity method of accounting is used for investments in which the Company does not control but either shares control equally or has significant influence; the cost method is used when the Company neither shares control nor has significant influence. At December 28, 2013, there were no significant equity method investments.

During the fourth quarter of 2013, the Company modified its measure of business segment operating results for management reporting purposes to exclude from the determination of Division operating income (loss) the impacts of asset impairments, restructuring-related activities, and certain other charges and credits. These activities now are being managed at the Corporate level. To facilitate this change, $56 million for each of the years of 2012 and 2011 has been reclassified from Selling, general and administrative expenses to the line item Merger, restructuring and other operating expenses, net in the Consolidated Statements of Operations. Prior period Division operating income (loss) has been recast accordingly. Refer to Note 19 for additional segment information. Also, to be consistent with how the business is managed, starting in the fourth quarter of 2013, the Company is presenting in Selling, general and administrative expenses amounts previously reported in Operating and selling expenses and General and administrative expenses. Neither the change in Division operating income (loss) nor Statement of Operations presentation had an impact on Consolidated Operating income (loss), Net income (loss), or Earnings (loss) per share for the prior periods presented.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year: Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Certain international locations operate on a calendar year basis; however, the reporting difference is not considered significant. Fiscal 2011 financial statements consisted of 53 weeks, with the additional week occurring in the fourth quarter; all other periods presented in the Consolidated Financial Statements consisted of 52 weeks.

Estimates and Assumptions: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency: International operations primarily use local currencies as their functional currency. Assets and liabilities are translated into U.S. dollars using the exchange rate at the balance sheet date. Revenues, expenses and cash flows are translated at average monthly exchange rates, or rates on the date of the transaction for certain significant items. Translation adjustments resulting from this process are recorded in Stockholders’ equity as a component of Accumulated other comprehensive income (“AOCI”).

Foreign currency transaction gains or losses are recorded in Other income (expense), net in the Consolidated Statements of Operations.

Cash and Cash Equivalents: All short-term highly liquid investments with original maturities of three months or less from the date of acquisition are classified as cash equivalents. Amounts in transit from banks for customer credit card and debit card transactions are classified as cash. The banks process the majority of these amounts within two business days.

Amounts not yet presented for payment to zero balance disbursement accounts of $118 million and $53 million at December 28, 2013 and December 29, 2012, respectively, are presented in Trade accounts payable and Accrued expenses and other current liabilities.

Approximately $353 million of Cash and cash equivalents was held outside the United States at December 28, 2013.

Receivables: Trade receivables, net, totaled $855 million and $521 million at December 28, 2013 and December 29, 2012, respectively. An allowance for doubtful accounts has been recorded to reduce receivables to an amount expected to be collectible from customers. The allowance at December 28, 2013 and December 29, 2012 was $26 million and $23 million, respectively.

Exposure to credit risk associated with trade receivables is limited by having a large customer base that extends across many different industries and geographic regions. However, receivables may be adversely affected by an economic slowdown in the United States or internationally. No single customer accounted for more than 10% of total sales or receivables in 2013, 2012 or 2011.

Other receivables are $478 million and $283 million at December 28, 2013 and December 29, 2012, respectively, of which $319 million and $159 million, respectively, are amounts due from vendors under purchase rebate, cooperative advertising and various other marketing programs.

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

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

makes available 80% of the face value of the receivables to the Company and retains the remaining 20% as a guarantee until the receipt of the proceeds associated with the factored invoices. The Company activated the arrangement in the fourth quarter of 2012.

In 2013 and 2012, the Company withdrew $443 million and $53 million, respectively, under the facility. Receivables sold for which the Company did not obtain cash directly from the financial institution are included in Receivables and amount to $10 million and $51 million as of December 28, 2013 and December 29, 2012, respectively. A retention guarantee of $13 million is included in Prepaid expenses and other current assets as of December 28, 2013 and December 29, 2012.

Inventories: Inventories are stated at the lower of cost or market value and are reduced for inventory losses based on estimated obsolescence and the results of physical counts. In-bound freight is included as a cost of inventories. Also, cash discounts and certain vendor allowances that are related to inventory purchases are recorded as a product cost reduction. The weighted average method is used to determine the cost of inventory and the first-in-first-out method is used for inventory held within the European countries where the Company has operations.

Prepaid Expenses and Other Current Assets: At December 28, 2013 and December 29, 2012, Prepaid expenses and other current assets on the Consolidated Balance Sheets included prepaid expenses of $163 million and $116 million, respectively, relating to short-term advance payments on rent, marketing, services and other matters. Also, refer to Note 9 for information on deferred taxes included in this financial statement caption.

Income Taxes: Income taxes are accounted for under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities attributable to differences between the carrying amounts and the tax basis of assets and liabilities and operating loss and tax credit carryforwards. Valuation allowances are recorded to reduce deferred tax assets to the amount believed to be more likely than not to be realized. The Company recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination. Interest related to income tax exposures is included in interest expense in the Consolidated Statements of Operations. Refer to Note 9 for additional information on income taxes.

Property and Equipment: Property and equipment additions are recorded at cost. Depreciation and amortization is recognized over their estimated useful lives using the straight-line method. The useful lives of depreciable assets are estimated to be 15-30 years for buildings and 3-10 years for furniture, fixtures and equipment. Computer software is amortized over three years for common office applications, five years for larger business applications and seven years for certain enterprise-wide systems. Leasehold improvements are amortized over the shorter of the estimated economic lives of the improvements or the terms of the underlying leases, including renewal options considered reasonably assured. The Company capitalizes certain costs related to internal use software that is expected to benefit future periods. These costs are amortized using the straight-line method over the 3–7 year expected life of the software. Major repairs that extend useful lives of assets are capitalized and amortized over the estimated use period. Routine maintenance costs are expensed as incurred.

Goodwill and Other Intangible Assets: Goodwill is the excess of the cost of an acquisition over the fair value assigned to net tangible and identifiable intangible assets of the business acquired. The Company reviews goodwill for impairment annually or sooner if indications of possible impairment are identified. The review period for the goodwill associated with the Merger is the first day of the third quarter. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit with goodwill is less than its carrying value. If that condition exists, a quantitative test of possible goodwill impairment is prepared. For this test, the Company estimates the reporting unit’s fair value using discounted cash flow analysis and market information when available. An impairment charge is recognized to the extent that the

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

carrying amount of goodwill exceeds the implied fair value. This method of estimating fair value requires assumptions, judgments and estimates of future performance.

Unless conditions warrant earlier action, intangible assets with indefinite lives also are assessed annually for impairment. The Company uses a relief from royalty method to test for possible impairment of indefinite-lived trade names. Amortizable intangible assets are periodically reviewed to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Impairment of Long-Lived Assets: Long-lived assets with identifiable cash flows are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Because of recent operating results, retail store long-lived assets are reviewed or tested quarterly. Impairment is assessed at the individual store level which is the lowest level of identifiable cash flows, and considers the estimated undiscounted cash flows over the asset’s remaining life. If estimated undiscounted cash flows are insufficient to recover the investment, an impairment loss is recognized equal to the estimated fair value of the asset less its carrying value and any costs of disposition, net of salvage value. The fair value estimate is generally the discounted amount of estimated store-specific cash flows. Store asset impairment charges of $26 million, $124 million, and $11 million were reported in 2013, 2012 and 2011, respectively, and included in the Asset impairments line in the Consolidated Statements of Operations.

Facility Closure and Severance Costs: Store performance is regularly reviewed against expectations and stores not meeting performance requirements may be closed. Costs associated with facility closures, principally accrued lease costs, are recognized when the facility is no longer used in an operating capacity or when a liability has been incurred. Store assets are also reviewed for possible impairment, or reduction of estimated useful lives.

Accruals for facility closure costs are based on the future commitments under contracts, adjusted for assumed sublease benefits and discounted at the Company’s credit-adjusted risk-free rate at the time of closing. Accretion expense is recognized over the life of the contractual payments. Additionally, the Company recognizes charges to terminate existing commitments and charges or credits to adjust remaining closed facility accruals to reflect current expectations. Accretion expense and adjustment to facility closure costs are presented in Selling, general and administrative expenses if the related facility was closed as part of ongoing operations or in Merger, restructuring and other operating expenses, net, if the related facility was closed as part of Merger or restructuring activities. Refer to Note 3 for additional information on accrued expenses relating to closed facilities. The short-term and long-term components of this liability are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, on the Consolidated Balance Sheets.

The Company recognizes one-time employee benefit costs when the key terms of a severance arrangement have been communicated to affected employees. Amounts are recognized when communicated or over the remaining service period, as appropriate.

Accrued Expenses: Included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets are accrued payroll-related amounts of $319 million and $204 million at December 28, 2013 and December 29, 2012, respectively.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments: The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In developing its fair value estimates, the Company uses the following hierarchy:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3	Significant unobservable inputs that are not corroborated by market data. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows or option pricing models using own estimates and assumptions or those expected to be used by market participants.

The fair values of cash and cash equivalents, receivables, accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature. Refer to Note 16 for further fair value information.

Revenue Recognition: Revenue is recognized at the point of sale for retail transactions and at the time of successful delivery for contract, catalog and Internet sales. Shipping and handling fees are included in Sales with the related costs included in Cost of goods sold and occupancy costs. Service revenue is recognized in Sales as the services are rendered. The Company recognizes sales on a gross basis when considered the primary obligor in the transaction and on a net basis when considered to act as an agent. Sales taxes collected are not included in reported Sales. The Company uses judgment in estimating sales returns, considering numerous factors including historical sales return rates. The Company also records reductions to revenue for customer programs and incentive offerings including special pricing agreements, certain promotions and other volume-based incentives.

A liability for future performance is recognized when gift cards are sold and the related revenue is recognized when gift cards are redeemed as payment for products or when the likelihood of gift card redemption is considered remote. Gift cards do not have an expiration date. During 2013, the Company modified its method of recognizing the estimated portion of the gift card program liability that will not be redeemed, or the breakage amount. Based on the developed history of these programs, the Company now recognizes breakage in proportion to usage, rather than at the end of a fixed period of time. The change resulted in an increase in sales of $10 million in 2013.

Franchise fees, royalty income and the sales of products to franchisees and licensees, which currently are not significant, are included in Sales, while product costs are included in Cost of goods sold and occupancy costs in the Consolidated Statements of Operations.

Cost of Goods Sold and Occupancy Costs: Cost of goods sold and occupancy costs include:

-	inventory costs (as discussed above);

-	outbound freight;

-	employee and non-employee receiving, distribution, and occupancy costs (rent), including real estate taxes and common area costs, of inventory-holding and selling locations; and

-	identifiable employee-related costs associated with services provided to customers.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Selling, General and Administrative Expenses: Selling, general and administrative expenses include amounts incurred related to expenses of operating and support functions, including:

-	employee payroll and benefits, including variable pay arrangements;

-	advertising;

-	store and field support;

-

executive management and various staff functions, such as information technology, human resources functions, finance, legal, internal audit, and certain merchandising and product development functions;

-	other operating costs incurred relating to selling activities; and

-	closed defined benefit pension and post retirement plans.

Selling, general and administrative expenses are included in determination of Division operating income to the extent those costs are considered to be directly or closely related to segment activity and through allocation of support costs.

Merger, restructuring, and other operating expenses, net: Merger, restructuring, and other operating expenses, net includes amounts related to the Merger, including transaction and professional fees and employee-related expenses such as employee severance and retention and payroll and benefits for employees dedicated to integration activities. This presentation reflects costs incurred by the Company prior to the Merger and costs incurred by the combined entity following the Merger. The impacts of future integration activities such as facility closures, contract terminations, and additional employee-related costs will be reported in this financial statement line item.

Also, the current and prior period amounts include restructuring-related charges not associated with the Merger. Such expenses include facility closure and functional re-alignment costs, gains and losses associated with business and assets dispositions, and expenses related to certain shareholder matters and process improvement activities. Changes in estimates and accruals related to these restructuring activities are also reflected on this line. As discussed in the Basis of Presentation above, these restructuring-related amounts for prior periods are not included in the measure of Division operating income (loss). See Note 2 and Note 3 for additional information.

Advertising: Advertising costs are charged either to Selling, general and administrative expenses when incurred or, in the case of direct marketing advertising, capitalized and amortized in proportion to the related revenues over the estimated life of the materials, which range from several months to up to one year.

Advertising expense recognized was $378 million in 2013, $402 million in 2012 and $435 million in 2011. Prepaid advertising costs were $26 million as of December 28, 2013 and $27 million as of December 29, 2012.

Share-Based Compensation: Compensation expense for all share-based awards expected to vest is measured at fair value on the date of grant and recognized on a straight-line basis over the related service period. The Black-Scholes valuation model is used to determine the fair value of stock options. The fair value of restricted stock and restricted stock units is determined based on the Company’s stock price on the date of grant. The Merger-date value of former OfficeMax share-based awards was valued using the Black-Scholes model and apportioned between Merger consideration and unearned compensation to be recognized in expense as earned in future periods based on remaining service periods.

Self-insurance: Office Depot is primarily self-insured for workers’ compensation, auto and general liability and employee medical insurance programs. The Company has stop-loss coverage to limit the exposure arising from

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

these claims. Self-insurance liabilities are based on claims filed and estimates of claims incurred but not reported. These liabilities are not discounted.

Vendor Arrangements: The Company enters into arrangements with substantially all significant vendors that provide for some form of consideration to be received from the vendors. Arrangements vary, but some specify volume rebate thresholds, advertising support levels, as well as terms for payment and other administrative matters. The volume-based rebates, supported by a vendor agreement, are estimated throughout the year and reduce the cost of inventory and cost of goods sold during the year. This estimate is regularly monitored and adjusted for current or anticipated changes in purchase levels and for sales activity. Other promotional consideration received is event-based or represents general support and is recognized as a reduction of Cost of goods sold and occupancy costs or Inventories, as appropriate based on the type of promotion and the agreement with the vendor. Certain arrangements meet the specific, incremental, identifiable criteria that allow for direct operating expense offset, but such arrangements are not significant.

Pension and Other Postretirement Benefits: The Company sponsors certain closed U.S. and international defined benefit pension plans, certain closed U.S. retiree medical benefit and life insurance plans, as well as a Canadian retiree medical benefit plan open to certain employees.

The Company recognizes the funded status of its defined benefit pension, retiree medical benefit and life insurance plans in the Consolidated Balance Sheets, with changes in the funded status recognized through accumulated other comprehensive income (loss), net of tax, in the year in which the changes occur. Actuarially-determined liabilities related to pension and postretirement benefits are recorded based on estimates and assumptions. Factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, healthcare cost trends, benefit payment patterns and other factors. The Company also updates annually its assumptions about employee retirement factors, mortality, and turnover. Refer to Note 14 for additional details.

Environmental and Asbestos Matters: Environmental and asbestos liabilities relate to acquired legacy paper and forest products businesses and timberland assets. The Company accrues for losses associated with these obligations when probable and reasonably estimable. These liabilities are not discounted. A receivable for insurance recoveries is recorded when probable.

Acquisitions: The Company applies the acquisition method of accounting for acquisitions, including mergers where the Company is considered the accounting acquirer. As such, the total consideration is allocated to the fair value of assets acquired and liabilities assumed at the point the Company obtains control of the entity. See Note 2 for additional information.

Leasing Arrangements: The Company conducts a substantial portion of its business in leased properties. Some of the Company’s leases contain escalation clauses and renewal options. The Company recognizes rental expense for leases that contain predetermined fixed escalation clauses on a straight-line basis over the expected term of the lease. The difference between the amounts charged to expense and the contractual minimum lease payment is accrued for.

The expected term of a lease is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any option or renewal periods management believes are probable of exercise. This expected term is used in the determination of whether a lease is capital or operating and in the calculation of straight-line rent expense. Rent abatements and escalations are considered in the calculation of minimum lease payments in the Company’s capital lease tests and in determining straight-line rent expense for operating leases. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

by the lessor. When required under lease agreements, estimated costs to return facilities to original condition are accrued over the lease period.

Derivative Instruments and Hedging Activities: The Company records all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivative instruments are recorded in current income or deferred in accumulated other comprehensive income, depending on whether a derivative is designated as, and is effective as, a hedge and on the type of hedging transaction. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income until the underlying hedged transactions are recognized in earnings, at which time any deferred hedging gains or losses are also recorded in earnings. If a derivative instrument is designated as a fair value hedge, changes in the fair value of the instrument are reported in current earnings and offset the change in fair value of the hedged assets, liabilities or firm commitments. The Company has no material outstanding derivative instruments at December 28, 2013 and did not have any material hedge transactions in 2013, 2012 or 2011.

New Accounting Standards: Effective for the Company beginning in fiscal year 2014, transactions or events that result in companies losing a controlling interest in a foreign entity will cause the release of the related cumulative translation adjustment (“CTA”) amounts. Under current accounting rules, release of CTA only follows complete or substantially complete liquidation of a foreign entity. While there are no actions in process that would be impacted by this change in accounting, the Company continues to evaluate its foreign entities’ operations and future periods could be affected.

NOTE 2. MERGER, ACQUISITION AND DISPOSITION

Merger

On November 5, 2013, the Company, together with its wholly-owned subsidiaries Dogwood Merger Sub Inc. and Dogwood Merger Sub LLC, completed its previously announced merger of equals transaction with OfficeMax and its subsidiaries Mapleby Holdings Merger Corporation and Mapleby Merger Corporation. In connection with the Merger, each former share of OfficeMax common stock, par value $2.50 per share, issued and outstanding immediately prior to the effective time of the Merger was converted to 2.69 shares of Office Depot common stock. The Company issued approximately 240 million shares of Office Depot, Inc. common stock to former holders of OfficeMax common stock, representing the approximately 45% of the approximately 530 million total shares of Company common stock outstanding on the Merger date. Additionally, OfficeMax employee based stock options and restricted stock were converted into mirror awards exercisable or earned in Office Depot, Inc. common stock. The value of these awards was apportioned between total Merger consideration and unearned compensation to be recognized over the remaining original vesting periods of the awards.

Office Depot was determined to be the accounting acquirer. In this all-stock transaction, only Office Depot common stock was transferred, the Office Depot shareholders received approximately 55% of the voting interest of the combined company and other factors either were equally shared between the two former companies, including representation on the combined entity Board of Directors, or were further indicators of the Company being the accounting acquirer.

The Company’s common stock continues to trade on the NYSE under the symbol “ODP.” Following completion of the Merger, the OfficeMax common stock ceased trading on, and was delisted from, the NYSE.

Like Office Depot, OfficeMax is a leader in both business-to-business and retail office products distribution. OfficeMax has operations in the U.S., Canada, Mexico, Australia, New Zealand, the U.S. Virgin Islands and Puerto Rico. The Merger is intended to create a more efficient global provider of these products and services that

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

is better able to compete in a changing office supply industry. OfficeMax’s results from the Merger date through December 28, 2013 are included in the Consolidated Statement of Operations. The merged business contributed sales of $939 million and a Net loss of $39 million in 2013.

The following unaudited consolidated pro forma summary has been prepared by adjusting the Company’s historical data to give effect to the Merger as if it had occurred on January 1, 2012:

	Pro Forma – Unaudited
(In millions, except per share amounts)	Year Ended December 28, 2013	Year Ended December 29, 2012
Sales	$16,879	$17,640
Net income	$33	$262
Net income attributable to common stockholders	$31	$258
Earnings per share available to common stockholders
Basic	$0.06	$0.50
Diluted	$0.06	$0.49

The unaudited consolidated pro forma financial information was prepared in accordance with the acquisition method of accounting under existing standards and is not necessarily indicative of the results of operations that would have occurred if the Merger had been completed on the date indicated, nor is it indicative of the future operating results of the Company.

The unaudited pro forma results have been adjusted with respect to certain aspects of the Merger to reflect:

•

additional depreciation and amortization expenses that would have been recognized assuming fair value adjustments to the existing OfficeMax assets acquired and liabilities assumed, including property and equipment, favorable and unfavorable lease values, the Timber Notes and Non-recourse debt, and share-based compensation awards;

•	valuation allowances on U.S. deferred tax assets limited deferred tax benefit recognition;

•

elimination of the OfficeMax recognition of deferred gain in 2013 of $138 million from the disposition of a portion of its investment in Boise Cascade Holdings and elimination of the OfficeMax recognition of pension settlement charges in 2012 of $56 million as the related deferred values were removed in purchase accounting; and

•	inclusion in the pro forma year 2012 of $79 million Merger transaction costs incurred by both companies through year end 2013.

The unaudited pro forma results do not reflect future events that either have occurred or may occur after the Merger, including, but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods. They also do not give effect to certain charges that the Company expects to incur in connection with the Merger, including, but not limited to, additional professional fees, employee integration, retention and severance costs, facility closure costs, potential asset impairments, accelerated depreciation and amortization or product rationalization charges.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Merger was an all-stock transaction. The following table summarizes the consideration transferred.

(In millions, except for share exchange ratio and price)
OfficeMax common shares outstanding as of November 5, 2013	88
OfficeMax share-based awards exchanged	3
OfficeMax Series D preferred shares, as converted	1

OfficeMax common shares exchanged	92
Exchange ratio	2.69

Office Depot common stock issued for consideration	246.9
Office Depot common stock per share price on November 5, 2013	$5.65

Total fair value of consideration transferred	$1,395

The consideration is distributed to the following assets and liabilities. The allocation of consideration is not yet complete and the amounts below may change in future periods.

(In millions)
Cash and cash equivalents	$460
Receivables	521
Inventories	766
Prepaid expenses and other current assets	106
Property and equipment	537
Favorable leases	44
Definite-lived intangible assets, primarily customer relationships and tradenames	57
Investment in Boise Cascade Holdings	80
Timber notes receivable	948
Other noncurrent assets	51
Accounts payable	(527)
Other current liabilities (a)	(470)
Unfavorable leases	(54)
Non-recourse debt	(863)
Recourse debt	(228)
Pension and other post-employment obligations	(180)
Deferred income taxes and other long-term liabilities and Noncontrolling interest	(230)

Total identifiable net assets	1,018
Goodwill	377

Total	$1,395

(a)	Includes accrued expenses and other current liabilities and income taxes payable

Receivables are recorded at fair value which represents amount expected to be collected. Contractual amounts are higher by $14 million. Receivables include trade receivables of approximately $343 million and vendor and other receivables of $178 million.

The fair value of assets acquired and liabilities assumed was based upon a preliminary valuation and the estimates and assumptions are subject to change within the measurement period as additional information is obtained. The goodwill attributable to the Merger will not be amortizable or deductible for tax purposes. Goodwill is considered to represent the value associated with the workforce and synergies the two companies anticipate realizing as a combined company. Because the purchase price allocation is preliminary, the Company

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

has not yet allocated goodwill related to the Merger to the reporting units. Noncontrolling interest relating to the joint venture in Mexico is valued at approximately $54 million, using the same fair value measurement methodologies applied to all assets acquired and liabilities assumed in the Merger and a fair value estimate based on market multiples. The valuation of the noncontrolling interest may change as the purchase price allocation is completed and goodwill is allocated to the reporting units.

Under the guidance on accounting for business combinations, merger and integration costs are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. Transaction-related expenses are included in the Merger, restructuring, and other operating expenses, net line in the Consolidated Statements of Operations. See Note 3 for additional information about the costs incurred during 2013. See Note 9 for discussion of income tax impacts of the Merger.

Disposition

In the third quarter of 2013, the Company sold its 50 percent investment in Office Depot de Mexico, S.A. de C.V. (“Office Depot de Mexico”) to Grupo Gigante, S.A.B. de C.V. (“Grupo Gigante”). The transaction generated cash proceeds of the Mexican Peso amount of 8,777 million in cash (approximately $680 million at then-current exchange rates). A pretax gain of $382 million was recognized in 2013 as Gain on the disposition of joint venture in Other income (expense) in the Consolidated Statements of Operations. The gain is net of third party fees, as well as recognition of $39 million of cumulative translation losses released from Other comprehensive income because the subsidiary holding the joint venture investment was substantially liquidated following the disposition. The investment in this joint venture was accounted for under the equity method of accounting; accordingly, the disposition is not reflected as discontinued operations. Refer to Note 6 for additional information on this former joint venture. The disposition of this asset from the International Division and return of sale proceeds to the company’s U.S. parent resulted in the fair value of the related reporting unit falling below its carrying value. Refer to Note 5 for further information on the goodwill impairment recorded in 2013. Refer to Note 9 for income tax impacts of the sale.

Acquisition

On February 25, 2011, the Company acquired all of the shares of Svanströms Gruppen (Frans Svanströms & Co AB), a supplier of office products and services headquartered in Stockholm, Sweden to complement the Company’s existing business in that region. As part of this all-cash transaction, the Company recognized approximately $46 million of non-deductible goodwill, primarily attributable to anticipated synergies, $20 million of definite-lived intangible assets for customer relationships and proprietary names, as well as net working capital and property and equipment. The definite-lived intangible assets had a weighted average life of 6.9 years at the acquisition date. Operations have been included in the International Division results since the date of acquisition. Refer to Notes 5 and 16, for further details on the intangible assets impairment and fair value measurements.

NOTE 3. MERGER, RESTRUCTURING AND OTHER ACCRUALS

In recent years, the Company has taken actions to adapt to changing and competitive conditions. These actions include closing facilities, consolidating functional activities, disposing of businesses and assets, and taking actions to improve process efficiencies. Additionally, the Merger was approved in 2013 and integration activities began. In connection with the Merger, the Company assumed exit liabilities previously recorded by OfficeMax.

Starting in the fourth quarter of 2013, the Company began presenting Merger, restructuring and other operating expenses, net on a separate line in the Consolidated Statements of Operations to identify these activities apart from the expenses incurred to sell to and service its customers. During 2013, these expenses totaled $201 million,

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with $180 million of Merger and certain other expenses and $21 million of net restructuring expenses. As noted in the Basis of Presentation above, these expenses are not reported in Division operating income.

Merger-related expenses include (i) $80 million related to transaction and integration activities primarily investment banking, legal, accounting, integration; (ii) $92 million of employee related expenses for cash termination benefits, acceleration of share-based compensation for departing employees and certain incentives to retain and motivate employees, and (iii) $8 million of certain shareholder-related expenses. Total Merger expenses reflect amounts incurred by Office Depot before receiving approval of the Merger, as well as costs incurred by the combined entity following the Merger approval. Refer to Note 2 for additional information on the Merger.

Restructuring expenses primarily relate to activities in Europe. These costs include $23 million of termination benefits and facility closure costs, partially offset by a credit from the reversal of cumulative translation account balances upon subsidiary liquidation.

Of the $201 million Merger, restructuring and other expenses, net recognized in 2013, certain amounts are considered exit costs and included as charges incurred in the table below. Transaction, integration, certain shareholder-related and other expenses are not considered exit costs. The share-based compensation that was recognized against additional paid-in capital is also not presented in the exit cost table. The table includes $94 million of employee compensation expenses from the Merger and restructuring activities, presented as termination benefits and other costs. Charges incurred in the table below also include $4 million of expenses related to facilities closed as part of ongoing operations, which are included in Selling, general and administrative expenses in the Consolidated Statement of Operations. In addition, the table presents accretion on previously closed facilities which is included in Selling, general and administrative expenses in the Consolidated Statement of Operations.

(In millions)	Beginning Balance	Charges Incurred	OfficeMax Merger Additions	Cash Payments	Lease Accretion	Currency and Other Adjustments	Ending Balance
2013
Termination benefits
Merger-related accruals	$—	$29	$—	$(6)	$—	$—	$23
Other restructuring accruals	6	23	—	(24)	—	—	5
Acquired entity accruals	—	1	4	(1)	—	—	4

	6	53	4	(31)	—	—	32

Lease and contract obligations, accruals for facilities closures and other costs
Merger-related accruals	—	42	22	(39)	—	—	25
Other restructuring accruals	87	1	—	(34)	8	—	62
Acquired entity accruals	—	2	63	(6)	—	—	59

	87	45	85	(79)	8	—	146

Total	$93	$98	$89	$(110)	$8	$—	$178

2012
Termination benefits	$12	$26	$—	$(33)	$—	$1	$6
Lease and contract obligations, accruals for facilities closures and other costs	109	21	—	(56)	12	1	87

Total	$121	$47	$—	$(89)	$12	$2	$93

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of:

(In millions)	December 28, 2013	December 29, 2012
Land	$101	$31
Buildings	469	290
Leasehold improvements	780	747
Furniture, fixtures and equipment	1,605	1,338

	2,955	2,406
Less accumulated depreciation	(1,646)	(1,550)

Total	$1,309	$856

The above table of property and equipment includes assets held under capital leases as follows:

(In thousands)	December 28, 2013	December 29, 2012
Buildings	$228	$228
Furniture, fixtures and equipment	65	58

	293	286
Less accumulated depreciation	(127)	(107)

Total	$166	$179

Depreciation expense was $149 million in 2013, $152 million in 2012, and $161 million in 2011. Refer to Note 16 for additional information on asset impairment charges.

Included in furniture, fixtures and equipment above are capitalized software costs of $531 million and $398 million at December 28, 2013 and December 29, 2012, respectively. The unamortized amounts of the capitalized software costs are $236 million and $166 million at December 28, 2013 and December 29, 2012, respectively. Amortization of capitalized software costs totaled $56 million, $46 million and $45 million in 2013, 2012 and 2011, respectively. Software development costs that do not meet the criteria for capitalization are expensed as incurred.

Estimated future amortization expense related to capitalized software at December 28, 2013 is as follows:

(In millions)
2014	$79
2015	75
2016	45
2017	19
2018	12
Thereafter	6

The weighted average amortization period for capitalized software is 3 years.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The components of goodwill by segment are provided in the following table:

(In millions)	North American Retail Division	North American Business Solutions Division	International Division	Corporate	Total
Goodwill	2	368	863	—	1,233
Accumulated impairment losses	(2)	(349)	(863)	—	(1,214)
Goodwill acquired during the year	—	—	46	—	46
Foreign currency rate impact	—	—	(3)	—	(3)

Balance as of December 31, 2011	—	19	43	—	62
Foreign currency rate impact	—	—	2	—	2

Balance as of December 29, 2012	$—	$19	$45	—	$64

Impairment loss	—	—	(44)	—	(44)
Additions	—	2	—	377	379
Foreign currency rate impact	—	—	(1)	—	(1)

Balance as of December 28, 2013	$—	$21	$—	377	$398

As a result of the disposition of its investment in Office Depot de Mexico and the associated return of cash to the U.S. parent, in the third quarter of 2013, the carrying value of the related reporting unit exceeded its fair value. Because the investment was accounted for under the equity method, no goodwill was allocated to the gain on disposition of joint venture calculation. However, concurrent with the sale and gain recognition, a goodwill impairment charge of $44 million was recognized and is reported on the Asset impairments line in the Consolidated Statements of Operations. Refer to Note 16 for additional discussion of 2013 goodwill valuation considerations.

Because the allocation of consideration related to the Merger is incomplete, the goodwill associated with the transaction has not yet been allocated to the reporting units. The purchase price allocation and the allocation of goodwill on a relative fair value basis is expected to be complete within the measurement period that will not exceed one year from the transaction date. Refer to Note 2 for additional information on the goodwill addition during 2013.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Indefinite-Lived Intangible Assets

The carrying value of an indefinite-lived intangible asset related to an acquired trade name was $6 million, at December 28, 2013 and December 29, 2012. Indefinite-lived intangible assets are included in Other intangible assets in the Consolidated Balance Sheets. Indefinite-lived intangibles are not subject to amortization, but are assessed for impairment at least annually.

Definite-Lived Intangible Assets

In 2013, the Company recorded definite-lived intangible assets totaling $101 million associated with the Merger, consisting of $44 million of favorable leases, $47 million of customer relationships and $10 million of tradenames. The weighted average amortization periods for favorable leases, customer relationships and tradenames are approximately 13, 7, and 2 years, respectively. Refer to Note 2 for details on the Merger purchase price allocation and Note 10 for details on deferred credit related to unfavorable leases.

Definite-lived intangible assets are reviewed periodically to determine whether events and circumstances warrant a revision to the remaining period of amortization. In the third quarter of 2012, the Company re-evaluated the remaining balances of certain amortizing intangible assets associated with a 2011 acquisition in Sweden. An impairment charge of $14 million was recognized and is presented in Asset impairment in the Consolidated Statements of Operations. Refer to Note 16 for additional information on fair value measurement.

Definite-lived intangible assets, which are included in Other intangible assets in the Consolidated Balance Sheets, are as follows:

	December 28, 2013
(In millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$74	$(20)	$54
Favorable lease	44	—	44
Trade name	10	(1)	9

Total	$128	$(21)	$107

	December 29, 2012
(In millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$28	$(17)	$11

Definite-lived intangible assets are amortized using the straight-line method. Favorable leases are amortized using the straight-line method over the lives of the individual leases. The remaining weighted average amortization period for these assets is 8.8 years.

Amortization of intangible assets was $4 million in 2013, $5 million in 2012, and $5 million in 2011 (at average foreign currency exchange rates). Intangible assets amortization expenses are included in the Consolidated Statement of Operations in Selling, general and administrative expenses. Amortization of favorable leases is included in rent expense. Refer to Note 10 for further detail.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated future amortization expense for the intangible assets is as follows:

(In millions)
2014	$21
2015	19
2016	13
2017	11
2018	9
Thereafter	34

Total	$107

NOTE 6. INVESTMENTS

Unconsolidated Joint Ventures

From 1994 through the third quarter of 2013, the Company participated in a joint venture that sells office products and services in Mexico and Central and South America and accounted for this investment under the equity method. In the third quarter of 2013, the Company sold its 50 percent investment in Office Depot de Mexico to Grupo Gigante, the joint venture partner. Refer to Note 2 for further details on the disposition. The Company’s proportionate share of Office Depot de Mexico’s net income is presented in Other income (expense), net in the Consolidated Statements of Operations and totaled $13 million through the date of sale in 2013, $32 million in 2012, and $34 million in 2011. The investment balance at year end 2013 and 2012 was $0 and $242 million, respectively, and is included in Other assets in the Consolidated Balance Sheets. The Company received dividends of $25 million from this joint venture in 2011. The dividend is included as an operating activity in the Consolidated Statements of Cash Flows.

Boise Cascade Holdings, LLC

The Company directly owns approximately 20% of the voting equity securities (“Common Units”) of Boise Cascade Holdings, L.L.C., a building products company that originated in connection with the OfficeMax sale of its paper, forest products and timberland assets in 2004. As of December 28, 2013, Boise Cascade Holdings, L.L.C. owned stock of Boise Cascade Company, a publicly traded entity, which gave the Company the indirect ownership interest of approximately 4% of the shares of Boise Cascade Company. The investment is accounted for under the cost method because the Company does not have the ability to significantly influence the entity’s operating and financial policies. The investment was recorded at fair value on the date of the Merger. At December 28, 2013, the investment of $46 million is included in Other assets in the Consolidated Balance Sheets. See Note 16 for additional information.

In November 2013, the Company received a $35 million cash distribution as part of a distribution that Boise Cascade Holdings, L.L.C. made to the holders of its Common Units following an offering of common shares of Boise Cascade Company. This distribution is considered return of investment and is presented as an investing activity in the Consolidated Statements of Cash Flows.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. TIMBER NOTES/NON-RECOURSE DEBT

As part of the Merger, the Company has also acquired credit-enhanced timber installment notes with an original principal balance of $818 million (the “Installment Notes”) that were part of the consideration received in exchange for OfficeMax’s sale of timberland assets in October 2004. The Installment Notes were issued by a single-member limited liability company formed by affiliates of Boise Cascade, L.L.C. (the “Note Issuers”). The Installment Notes are non-amortizing obligations bearing interest at 4.98% and maturing in 2020. In order to support the issuance of the Installment Notes, the Note Issuers transferred a total of $818 million in cash to Wells Fargo & Company (“Wells Fargo”) (which at the time was Wachovia Corporation). Wells Fargo issued a collateral note (the “Collateral Note”) to the Note Issuers. Concurrently with the issuance of the Installment Notes and the Collateral Note, Wells Fargo guaranteed the respective Installment Notes and the Note Issuers pledged the Collateral Note as security for the performance of the obligations under the Installment Notes. As all amounts due on the Installment Notes are current and the Company has no reason to believe that the Company will not be able to collect all amounts due according to the contractual terms of the Installment Notes, the Installment Notes are reported as Timber Notes in the Consolidated Balance Sheet in the amount of $945 million, which represents the original principal amount of $818 million plus a fair value adjustment recorded through purchase accounting in connection with the Merger. The premium will be amortized as a component of interest expense through the maturity date.

Also as part of the Merger, the Company acquired non-recourse debt that OfficeMax issued under the structure of the timber note transactions. In December 2004, the interests in the Installment Notes and related guarantee were transferred to wholly-owned bankruptcy remote subsidiaries in a securitization transaction. The subsidiaries pledged the Installment Notes and related guarantee and issued for cash securitized notes (the “Securitization Notes”) in the amount of $735 million supported by the Wells Fargo guaranty. Recourse on the Securitization Notes is limited to the proceeds of the applicable pledged Installment Notes and underlying Wells Fargo guaranty, and therefore there is no recourse against the Company. The Securitization Notes are non-amortizing and pay interest of 5.42% through maturity in 2019. The Securitization Notes are reported as Non-recourse debt in the Company’s Consolidated Balance Sheets in the amount of $859 million, which represents the original principal amount of $735 million plus a fair value adjustment recorded through purchase accounting in connection with the Merger. The premium will be amortized as a component of interest income through the maturity date. Refer to Note 8 for additional information.

The Installment Notes and related Securitization Notes are scheduled to mature in 2020 and 2019, respectively. The Securitization Notes have an initial term that is approximately three months shorter than the Installment Notes.

The sale of the timberlands in 2004 generated a tax gain for OfficeMax and a related deferred tax liability was recognized. The timber installment notes structure allowed the deferral of the resulting tax liability until 2020, the maturity date for the Installment Notes. At December 28, 2013, there is a deferred tax liability of $258 million related to the Installment Notes that will be recognized upon maturity.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. DEBT

Debt consists of the following:

(In millions)	December 28, 2013	December 29, 2012
Recourse debt:
Short-term borrowings and current maturities of long-term debt:
Short-term borrowings	$3	$2
Capital lease obligations	23	20
Other current maturities of long-term debt	3	152

Total	$29	$174
Long-term debt, net of current maturities:
Senior Secured Notes, due 2019	$250	$250
7.35% debentures, due 2016	18	—
Revenue bonds, due in varying amounts periodically through 2029	186	—
American & Foreign Power Company, Inc. 5% debentures, due 2030	13	—
Grupo OfficeMax loans	4	—
Capital lease obligations	207	218
Other	18	17

Total	$696	$485

Non-recourse debt:
5.42% Securitization Notes, due 2019 — See Note 7	$735	$—
Unamortized premium	124	—

Total	$859	$—

The Company was in compliance with all applicable financial covenants of existing loan agreements at December 28, 2013.

Amended Credit Agreement

On May 25, 2011, the Company entered into an Amended and Restated Credit Agreement with a group of lenders. Additional amendments to the Amended and Restated Credit Agreement have been entered into and were effective February 2012 and November 2013 (the Amended and Restated Credit Agreement including all amendments is referred to as the “Amended Credit Agreement”). The Amended Credit Agreement provides for an asset based, multi-currency revolving credit facility of up to $1.25 billion (the “Facility”). The Amended Credit Agreement also provides that the Facility may be increased by up to $250 million, subject to certain terms and conditions, including obtaining increased commitments from existing or new lenders. The amount that can be drawn on the Facility at any given time is determined based on percentages of certain accounts receivable, inventory and credit card receivables (the “Borrowing Base”). The Facility includes a sub-facility of up to $200 million which is available to certain of the Company’s European and Canadian subsidiaries (the “European Borrowers”). Certain of the Company’s domestic subsidiaries guaranty the obligations under the Facility (the “Domestic Guarantors”). The Amended Credit Agreement also provides for a letter of credit sub-facility of up to $400 million, as well as a swingline loan sub-facility of up to $125 million to the Company and an additional swingline loan sub-facility of up to $25 million to the European Borrowers. All loans borrowed under the Agreement may be borrowed, repaid and reborrowed from time to time until the maturity date of May 25, 2016.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All amounts borrowed under the Facility, as well as the obligations of the Domestic Guarantors, are secured by a first priority lien on the Company’s and such Domestic Guarantors’ accounts receivables, inventory, cash, cash equivalents and deposit accounts and a second priority lien on substantially all of the Company’s and the Domestic Guarantors’ other assets. All amounts borrowed by the European Borrowers under the Facility are secured by a lien on such European Borrowers’ accounts receivable, inventory, cash, cash equivalents and deposit accounts, as well as certain other assets. At the Company’s option, borrowings made pursuant to the Facility bear interest at either, (i) the alternate base rate (defined as the higher of the Prime Rate (as announced by the Agent), the Federal Funds Rate plus 1/2 of 1% and the one month Adjusted LIBO Rate (defined below) and 1%) or (ii) the Adjusted LIBO Rate (defined as the LIBO Rate as adjusted for statutory revenues) plus, in either case, a certain margin based on the aggregate average availability under the Facility.

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

The Facility also includes provisions whereby if the global availability is less than $150 million, or the European availability is below $25 million, the Company’s cash collections go first to the agent to satisfy outstanding borrowings. Further, if total availability falls below $125 million, a fixed charge coverage ratio test is required. Any event of default that is not cured within the permitted period, including non-payment of amounts when due, any debt in excess of $25 million becoming due before the scheduled maturity date, or the acquisition of more than 40% of the ownership of the Company by any person or group, within the meaning of the Securities and Exchange Act of 1934, could result in a termination of the Facility and all amounts outstanding becoming immediately due and payable.

The amendment entered into by the Company which is effective November 5, 2013 (the “Amendment”) increased the Facility from $1.0 billion to $1.25 billion, allowed for the Merger, recognized OfficeMax debt and assets, expanded amounts permitted for indebtedness, liens, investments and asset sales and increased restricted payments and capital expenditure limits, among other changes. In addition, an aggregate undrawn amount of $38 million of letters of credit previously issued under a credit agreement of OfficeMax and certain of its subsidiaries, which credit facility was terminated in connection with and immediately prior to the consummation of the Merger, are deemed as having been issued and being outstanding under the Amended Credit Agreement.

At December 28, 2013, the Company had approximately $1.1 billion of available credit under the Facility based on the December Borrowing Base certificate. At December 28, 2013, no amounts were outstanding under the Facility. Letters of credit outstanding under the Facility totaled $110 million. There were no borrowings under the Facility during 2013.

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

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In connection with the sale of the Company’s ownership in Office Depot de Mexico, the Company was required to offer to repurchase the $250 million Senior Secured Notes at 100% of par plus accrued and unpaid interest. No Senior Secured Notes were tendered for repurchase during the offer period.

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

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Notes

In August 2003, the Company issued $400 million, 6.25% senior notes (“Senior Notes”) that, because of amortization of a terminated treasury rate lock, had an effective interest rate of 5.86%.

On March 15, 2012, the Company repurchased $250 million aggregate principal amount of its outstanding Senior Notes under a cash tender offer. The total consideration for each $1,000.00 note surrendered was $1,050.00. Tender fees and a proportionate amount of deferred debt issue costs and a deferred cash flow hedge gain were included in the measurement of the $12 million extinguishment loss reported in the Consolidated Statements of Operations for 2012. The cash amounts of the premium paid and tender fees are reflected as financing activities in the Consolidated Statements of Cash Flows. Accrued interest was paid through the extinguishment date. The remaining $150 million was repaid at par, upon maturity in August 2013.

Other Long-Term Debt

As a result of the Merger, the Company assumed the liability for the amounts in the table above related to the (i) 7.35% debentures, due 2016, (ii) Revenue bonds, due in varying amounts periodically through 2029, and (iii) American & Foreign Power Company, Inc. 5% debentures, due 2030.

OfficeMax is the borrower under several conduit tax-exempt bond financings, also referred to as revenue bonds, pursuant to which it is obligated to provide copies of its Annual Report on Form 10-K as filed with the SEC and the annual report to shareholders, including its annual financial statements, to the bond trustees and to file such financial information disclosure with EMMA, the electronic information database of the Municipal Securities Rulemaking Board. Following the Merger with Office Depot, OfficeMax is no longer a reporting company and will no longer prepare audited financial statements because its financial statements are consolidated with those of its parent company, Office Depot. In light of the Merger, the Company determined to issue a guaranty of the bonds. The Company has launched a process to obtain the requisite consents to substitute the Annual Report and audited consolidated financial statements of Office Depot, as guarantor of the bonds, for those of OfficeMax. Failure to provide the OfficeMax annual financial statements within 120 days of the Company’s fiscal 2013 year-end, along with any applicable cure periods, could give rise to a technical default under the loan agreements in which case bondholders could exercise remedies, including acceleration of amounts due under the bond documents. In the event that the Company is not able to obtain the requisite consents for one or more series of bonds, the Company has the ability to redeem the bonds at par.

Capital Lease Obligations

Capital lease obligations primarily relate to buildings and equipment.

Short-Term Borrowings

The Company had short-term borrowings of $3 million at December 28, 2013 under various local currency credit facilities for international subsidiaries that had an effective interest rate at the end of the year of approximately 6%. The maximum month end amount occurred in November 2013 at approximately $5 million and the maximum monthly average amount occurred in December 2013 at approximately $4 million. The majority of these short-term borrowings represent outstanding balances on uncommitted lines of credit, which do not contain financial covenants.

Grupo OfficeMax loans

At the end of fiscal year 2013, Grupo OfficeMax, the majority-owned joint-venture in Mexico acquired in connection with the Merger, had total outstanding borrowings of $7 million. This included amounts outstanding under two 48 month installment notes due in the fourth quarter of 2017 and two short term notes due in the first quarter of 2014. Payments on the installment loans are made monthly. Recourse on the Grupo OfficeMax loans is limited to Grupo OfficeMax.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Refer to Note 7 for further information on non-recourse debt.

Schedule of Debt Maturities

Aggregate annual maturities of recourse debt and capital lease obligations are as follows:

(In millions)
2014	$46
2015	43
2016	56
2017	33
2018	31
Thereafter	613

Total	822
Less amount representing interest on capital leases	(97)

Total	725
Less current portion	(29)

Total long-term debt	$696

NOTE 9. INCOME TAXES

The components of income (loss) before income taxes consisted of the following:

(In millions)	2013	2012	2011
United States	$(230)	$(129)	$(4)
Foreign	357	54	37

Total income (loss) before income taxes	$127	$(75)	$33

The income tax expense (benefit) related to income (loss) from operations consisted of the following:

(In millions)	2013	2012	2011
Current:
Federal	$15	$(14)	$(59)
State	5	1	(4)
Foreign	125	14	15
Deferred :
Federal	(4)	(5)	—
State	(1)	—	—
Foreign	7	6	(15)

Total income tax expense (benefit)	$147	$2	$(63)

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of income taxes at the U.S. Federal statutory rate to the provision (benefit) for income taxes:

(In millions)	2013	2012	2011
Federal tax computed at the statutory rate	$44	$(26)	$11
State taxes, net of Federal benefit	3	1	1
Foreign income taxed at rates other than Federal	(28)	(15)	(22)
Increase (decrease) in valuation allowance	8	(9)	(8)
Non-deductible goodwill impairment	15	0	0
Non-deductible Merger expenses	13	0	0
Non-deductible foreign interest	8	10	12
Change in unrecognized tax benefits	—	1	(77)
Tax expense from intercompany transactions	2	2	5
Subpart F and dividend income, net of foreign tax credits	75	—	10
Change in tax rate	2	2	2
Non-taxable return of purchase price	—	(22)	—
Deferred taxes on undistributed foreign earnings	5	68	—
Tax accounting method change ruling	—	(16)	—
Other items, net	—	6	3

Income tax expense (benefit)	$147	$2	$(63)

The increase in income tax expense and the effective tax rate from 2012 to 2013 is primarily attributable to the sale of the Company’s investment in Office Depot de Mexico, which is discussed in Note 2. The Company paid $117 million of Mexican income tax upon the sale and incurred additional U.S. income tax expense of $23 million due to dividend income and Subpart F income in 2013 as a result of the sale, for total income tax expense of $140 million. In addition, the Company incurred charges related to goodwill impairment (discussed in Note 5) and certain Merger expenses that are not deductible for tax purposes, which increased the effective tax rate for 2013. The 2012 effective tax rate includes the accrued benefit related to the favorable settlement of the U.S. Internal Revenue Service (“IRS”) examination of the 2009 and 2010 tax years, as discussed below. The 2012 effective tax rate also includes the benefit from the recovery of purchase price that is treated as a purchase price adjustment for tax purposes. As discussed in Note 14, this recovery would have been a reduction of related goodwill for financial reporting purposes, but the related goodwill was impaired in 2008. The 2011 effective tax rate includes the tax benefit associated with the decrease in unrecognized tax benefits due to the lapse of statute of limitations and settlements reached with certain taxing authorities.

Upon the sale of Office Depot de Mexico, $5 million of income tax expense was reclassified from accumulated other comprehensive income to the Consolidated Statement of Operations to remove the residual income tax effects associated with currency translation on the Company’s investment in Office Depot de Mexico. Such income tax effects had been recorded in the cumulative translation account, which is a component of accumulated other comprehensive income, due to intraperiod allocations required in 2012 when the Company removed its indefinite reinvestment assertion with respect to certain foreign earnings accumulated at Office Depot de Mexico.

As a result of the Company incurring a pre-tax loss in the U.S. and recognizing a current year gain in other comprehensive income attributable to its pension plan assets and benefit obligations, the Company recorded a net deferred tax benefit of $10 million from the release of valuation allowance.

The significant tax jurisdictions related to the line item foreign income taxed at rates other than Federal include Mexico, the UK, the Netherlands, Germany, and France.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No income tax benefit was initially recognized in the Consolidated Statement of Operations related to stock-based compensation for 2011, 2012, and 2013 due to valuation allowances against the Company’s deferred tax assets. However, due to the sale of Office Depot de Mexico in 2013, the Company realized an income tax benefit of $5 million for the utilization of net operating loss carryforwards that had resulted from excess stock-based compensation deductions for which no benefit was previously recorded. In addition, the Company realized an income tax benefit of $3 million for excess stock-based compensation deductions resulting from the exercise and vesting of equity awards during 2013. These income tax benefits were recorded as increases to additional paid-in capital in 2013.

The components of deferred income tax assets and liabilities consisted of the following:

(In millions)	December 28, 2013	December 29, 2012
U.S. and foreign net operating loss carryforwards	$314	$367
Deferred rent credit	97	95
Pension and other accrued compensation	170	61
Accruals for facility closings	38	21
Inventory	25	14
Self-insurance accruals	33	19
Deferred revenue	34	7
U.S. and foreign income tax credit carryforwards	234	8
Allowance for bad debts	8	3
Accrued expenses	60	24
Basis difference in fixed assets	15	40
Other items, net	6	41

Gross deferred tax assets	1,034	700
Valuation allowance	(683)	(583)

Deferred tax assets	351	117

Internal software	22	3
Installment gain on sale of timberlands	258	—
Deferred Subpart F income	23	11
Undistributed foreign earnings	12	72

Deferred tax liabilities	315	86

Net deferred tax assets	$36	$31

For financial reporting purposes, a jurisdictional netting process is applied to deferred tax assets and deferred tax liabilities, resulting in the balance sheet classification shown below.

(In millions)	December 28, 2013	December 29, 2012
Deferred tax assets:
Included in Prepaid and other current assets	$114	$37
Deferred income taxes — noncurrent	35	33
Deferred tax liabilities:
Included in Accrued expenses and other current liabilities	3	5
Included in Deferred income taxes and other long-term liabilities	110	34

Net deferred tax asset	$36	$31

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 28, 2013, the Company has utilized all of its U.S. Federal net operating loss (“NOL”) carryforwards as a consequence of the disposition of Office Depot de Mexico. The Company has $858 million of foreign and $1.6 billion of state NOL carryforwards. Of the foreign NOL carryforwards, $666 million can be carried forward indefinitely, $11 million will expire in 2014, and the remaining balance will expire between 2015 and 2033. Of the state NOL carryforwards, $34 million will expire in 2014, and the remaining balance will expire between 2015 and 2033. The Company also has $107 million of U.S. Federal alternative minimum tax credit carryforwards, which can be used to reduce future regular federal income tax, if any, over an indefinite period. Additionally, the Company has $114 million of U.S. Federal foreign tax credit carryforwards, which expire between 2015 and 2023, and $13 million of state and foreign tax credit carryforwards, which expire between 2023 and 2027.

As a result of the Merger, the Company triggered an “ownership change” as defined in Internal Revenue Code Section 382 and related provisions. Sections 382 and 383 place a limitation on the amount of taxable income which can be offset by carryforward tax attributes, such as net operating losses or tax credits, after a change in control. Generally, after a change in control, a loss corporation cannot deduct carryforward tax attributes in excess of the limitation prescribed by Section 382 and 383. Therefore, certain of the Company’s carryforward tax attributes may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company estimates that at least $15 million of deferred tax assets related to carryforward tax attributes will not be realized because of Section 382 and related provisions. Accordingly, the Company has reduced the impacted deferred tax assets by this amount, which was fully offset by a corresponding change in the valuation allowance.

U.S. deferred income taxes have not been provided on certain undistributed earnings of foreign subsidiaries, which were approximately $472 million as of December 28, 2013. The determination of the amount of the related unrecognized deferred tax liability is not practicable because of the complexities associated with the hypothetical calculations. The Company has historically reinvested such earnings overseas in foreign operations indefinitely and expects that future earnings will also be reinvested overseas indefinitely except as follows. The Company does not consider the earnings of certain foreign subsidiaries acquired as a result of the Merger to be permanently reinvested. The Company has recorded the associated deferred tax liabilities accordingly.

The following summarizes the activity related to valuation allowances for deferred tax assets:

(In millions)	2013	2012	2011
Beginning balance	$583	$622	$649
Additions, charged to expense	26	—	—
Additions, due to the Merger	84	—	—
Deductions	(10)	(39)	(27)

Ending balance	$683	$583	$622

The Company has significant deferred tax assets in the U.S. and in foreign jurisdictions against which valuation allowances have been established to reduce such deferred tax assets to an amount that is more likely than not to be realized. The establishment of valuation allowances requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. An accumulation of recent pre-tax losses is considered strong negative evidence in that evaluation. While the Company believes positive evidence exists with regard to the realizability of these deferred tax assets, it is not considered sufficient to outweigh the objectively verifiable negative evidence, including the cumulative 36-month pre-tax loss history. In 2012, valuation allowances were established in certain foreign jurisdictions because the realizability of the related deferred tax assets was no longer more likely than not. Valuation allowances in certain other foreign

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

jurisdictions were removed in 2011 because sufficient positive evidence existed, resulting in a tax benefit of $10 million. As of 2013, valuation allowances remain in certain foreign jurisdictions where the Company believes it is necessary to see further positive evidence, such as sustained achievement of cumulative profits, before these valuation allowances can be released. If such positive evidence develops in 2014, the Company may release all or a portion of the remaining valuation allowances in these jurisdictions as early as the first half of 2014. The Company will continue to assess the realizability of its deferred tax assets.

The following table summarizes the activity related to unrecognized tax benefits:

(In millions)	2013	2012	2011
Beginning balance	$5	$7	$111
Increase related to current year tax positions	4	—	—
Increase related to prior year tax positions	—	3	471
Decrease related to prior year tax positions	—	(1)	(40)
Decrease related to lapse of statute of limitations	—	—	(60)
Decrease related to settlements with taxing authorities	—	(4)	(475)
Increase related to the Merger	6	—	—

Ending balance	$15	$5	$7

Included in the balance of $15 million at December 28, 2013, are $9 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The difference of $6 million primarily results from tax positions which if sustained would be offset by carryforward tax attributes and changes in valuation allowance.

The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in the provision for income taxes. Accordingly, such amounts are not included in the table above. The Company recognized interest and penalty expense of $1 million and $2 million in 2013 and 2012, respectively. The Company recognized a net interest benefit of $30 million and a net penalty benefit of $9 million in 2011 due to the lapse of statute of limitations and settlements reached with certain taxing authorities. The Company had approximately $10 million accrued for the payment of interest and penalties as of December 28, 2013.

The Company files a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations for years before 2010. The Company has reached a settlement with the IRS Appeals Division to close the previously-disclosed IRS deemed royalty assessment relating to 2009 and 2010 foreign operations. The settlement was subject to the Congressional Joint Committee on Taxation approval, which was received in 2013. The resolution of this matter has closed all known disputes with the IRS relating to tax years 2009 and 2010 and resulted in a refund of approximately $14 million, which was received in 2013, from a previously approved carryback of a tax accounting method change. In 2013, the Company also received final resolution of the IRS deemed royalty assessment relating to 2011 foreign operations, which resulted in no change to the Company’s 2011 U.S. federal income tax return. The U.S. federal income tax return for 2012 is under concurrent year review. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal and state income tax examinations for years before 2010 and 2006, respectively.

Generally, the Company is subject to routine examination for years 2006 and forward in its international tax jurisdictions. It is reasonably possible that certain of these audits will close within the next 12 months, which the Company does not believe would result in a material change in its unrecognized tax benefits. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On September 13, 2013, the IRS and U.S. Treasury Department issued final regulations addressing the deduction and capitalization of tangible property expenditures, which are generally effective beginning with the 2014 tax year and may be adopted in earlier years. The Company has decided to early adopt the tax treatment of certain asset dispositions as of January 1, 2013. The resulting tax impacts have been reflected in the consolidated balance sheet and income statement as of December 28, 2013. The Company will be making additional tax accounting method changes required by these regulations as of January 1, 2014, but does not expect them to have a material impact on the Company’s consolidated financial statements.

NOTE 10. LEASES

The Company leases retail stores and other facilities, vehicles, and equipment under operating lease agreements. Facility leases typically are for a fixed non-cancellable term with one or more renewal options. In addition to minimum rentals, the Company is required to pay certain executory costs such as real estate taxes, insurance and common area maintenance on most of the facility leases. Many lease agreements contain tenant improvement allowances, rent holidays, and/or rent escalation clauses. For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization. Certain leases contain provisions for additional rent to be paid if sales exceed a specified amount, though such payments have been immaterial during the years presented.

Deferred rent liability for tenant improvement allowances and rent holidays are recognized and amortized over the terms of the related leases as a reduction of rent expense. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases. Rent related accruals totaled approximately $324 million and $263 million at December 28, 2013 and December 29, 2012, respectively. The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, on the Consolidated Balance Sheets.

Rent expense, including equipment rental, was $458 million, $429 million and $447 million in 2013, 2012, and 2011, respectively. Rent expense was reduced by sublease income of $4 million in 2013, $5 million in 2012, and $3 million in 2011.

Future minimum lease payments due under the non-cancelable portions of leases as of December 28, 2013 include facility leases that were accrued as store closure costs and are as follows.

(In millions)
2014	$726
2015	600
2016	470
2017	341
2018	194
Thereafter	547

2,878
Less sublease income	56

Total	$2,822

These minimum lease payments do not include contingent rental payments that may be due based on a percentage of sales in excess of stipulated amounts.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of purchase accounting from the Merger, the Company recorded a $44 million favorable lease intangible asset relating to store leases with terms below market value and a $54 million unfavorable lease deferred credit for store leases with terms above market value. The favorable leases and unfavorable leases are included in Other intangible assets and Deferred income taxes and other long-term liabilities in the Consolidated Balance Sheets, respectively. The asset and liability are amortized on a straight-line basis over the lives of the leases. In 2013, the net amortization of these items reduced rent expense by approximately $1 million. Refer to Note 5 for further details on favorable leases amortization. Unfavorable leases estimated future amortization is as follows:

(In millions)
2014	$16
2015	13
2016	10
2017	7
2018	4
Thereafter	2

Total	$52

The Company has capital lease obligations primarily related to buildings and equipment. Refer to Note 8 for further details on amounts due related to capital lease obligations.

NOTE 11. REDEEMABLE PREFERRED STOCK

In 2009, Office Depot issued an aggregate of 350,000 shares of 10.00% Series A Redeemable Convertible Participating Perpetual Preferred Stock, par value $0.01 per share and 10.00% Series B Redeemable Conditional Convertible Participating Perpetual Preferred Stock, par value $0.01 per share, for $350 million (collectively, the “Redeemable Preferred Stock”). The Redeemable Preferred Stock was initially convertible into 70 million shares of Company common stock and classified outside of permanent equity on the Consolidated Balance Sheets because certain redemption conditions were not solely within the control of Office Depot.

Dividends on the Redeemable Preferred Stock were declared quarterly and paid in cash or in-kind as approved by the Board of Directors. For accounting purposes, dividends paid-in-kind were measured at fair value. Refer to Note 16 for additional fair value measurement information. Reported dividends calculated on a per share basis were $221.50, $94.10, and $102.01 for 2013, 2012 and 2011, respectively.

In accordance with certain Merger-related agreements, which the Company entered into with the holders of the Company’s preferred stock concurrently with the execution of the Merger Agreement, in both July and November 2013, the Company redeemed 50 percent of the preferred stock outstanding. A total of $431 million in cash was paid for the full redemption of the preferred stock in 2013, included the liquidation preference of $407 million and redemption premium of $24 million measured at 6% of the liquidation preference.

Preferred stock dividends included in the Consolidated Statement of Operations for 2013 were $73 million, including $28 million of contractual dividends and $45 million related to the redemptions. The $45 million is comprised of a $24 million redemption premium and $21 million representing the difference between liquidation preference and carrying value of the preferred stock. The liquidation preference exceeded the carrying value because of initial issuance costs and prior period paid-in-kind dividends recorded for accounting purposes at fair value. The $63 million indicated as Dividends on redeemable preferred stock on the Consolidated Statement of Cash flows is derived from the $73 million of 2013 dividends per the Consolidated Statement of Operations, reduced by the $21 million non-cash difference between liquidation preference and carrying value, plus the payment of dividends accrued at the end of 2012.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 28, 2013, there were 1,000,000 shares of $0.01 par value preferred stock authorized.

Treasury Stock

At December 28, 2013, there were 5,915,268 shares held in treasury. The Company’s Senior Secured Notes and the Facility include restrictions on additional common stock repurchases, based on the Company’s liquidity and borrowing availability.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income activity, net of tax, where applicable, is provided in the following table:

(In millions)	Foreign Currency Translation Adjustments (b)	Change in Deferred Pension	Change in Deferred Cash Flow Hedge (c)	Total
Balance at December 29, 2012	$217	$(4)	$—	$213
Other comprehensive income (loss) activity before reclassifications	11	22	2	35
Amounts reclassified from Accumulated other comprehensive income to Net earnings (loss) (a)	36	—	(2)	34

Tax impact	—	(10)	—	(10)

Net year-to-date other comprehensive income	47	12	—	59

Balance at December 28, 2013	$264	$8	$—	$272

(a)	Amounts in parentheses indicate an increase to earnings.

(b)	Includes $3 million gain included in Merger, restructuring and other operating expenses, net and $39 million loss, which is a component of Gain on disposition of joint venture.

(c)	Included in the $(2) million are $(1) million recorded in Cost of goods sold and occupancy costs and $(1) million included in Other income (expense), net, respectively.

Because of valuation allowances in U.S. and several international taxing jurisdictions, items other than deferred pension amounts generally have little or no tax impact. The component balances are net of immaterial tax impacts, where applicable.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. STOCK-BASED COMPENSATION

Long-Term Incentive Plans

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

In addition, the Company assumed the share issuance plan formerly related to OfficeMax employee grants, the 2003 OfficeMax Incentive and Performance Plan (the “2003 Plan”). Eight types of awards may be granted under the 2003 Plan, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, annual incentive awards and stock bonus awards. Future share awards under this plan will be of Office Depot, Inc. common stock.

As provided for in the Merger agreements, each option to purchase OfficeMax common stock outstanding immediately prior to the effective time of the Merger was converted into an option to purchase Office Depot common stock, on the same terms and conditions adjusted by the 2.69 exchange ratio. The fair value of those options was measured using an option pricing model with the following assumptions: risk-free rate 0.42%; expected life 2.34; dividend yield of zero; expected volatility 52.18% and forfeiture rate of 5%.

Similarly, each previously-existing OfficeMax restricted stock and restricted stock unit outstanding immediately prior to the effective time of the Merger was converted into an Office Depot restricted stock or restricted stock unit, as appropriate, at the 2.69 exchange ratio. The fair value of these awards was allocated to consideration and unearned compensation, based on the past and future service conditions. The assumed awards related to the Merger have been identified, as applicable, in the tables that follow.

Stock Options

The Company’s stock option exercise price for each grant of a stock option shall not be less than 100% of the fair market value of a share of common stock on the date the option is granted. Options granted under the Plan and the 2003 Plan have vesting periods ranging from one to five years and from one to three years after the date of grant, respectively, provided that the individual is continuously employed with the Company. Following the date of grant, all options granted under the Plan and the 2003 Plan expire no more than ten years and seven years, respectively.

A summary of the activity in the stock option plans for the last three years is presented below.

	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	12,578,071	$5.25	19,059,176	$6.90	20,021,044	$7.49
Granted	2,003,000	5.24	82,000	3.22	3,680,850	4.53
Assumed — Merger	13,142,351	3.62	—	—	—	—
Cancelled	(2,072,560)	8.83	(4,512,372)	14.51	(3,567,513)	9.46
Exercised	(2,948,328)	1.40	(2,050,733)	0.88	(1,075,205)	0.86

Outstanding at end of year	22,702,534	$4.48	12,578,071	$5.25	19,059,176	$6.90

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average grant date fair values of options granted during 2013, 2012, and 2011 were $3.00, $1.86, and $2.25, respectively, using the following weighted average assumptions for grants:

•	Risk-free interest rates of 1.69% for 2013, 0.94% for 2012, and 1.97% for 2011

•	Expected lives of six years for 2013 and 4.5 years for 2012 and 2011

•	A dividend yield of zero for all three years

•	Expected volatility ranging from 61% to 69% for 2013, 72% to 74% for 2012, and 67% to 77% for 2011

•	Forfeitures are anticipated at 5% and are adjusted for actual experience over the vesting period

The following table summarizes information about options outstanding and exercisable at December 28, 2013.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.83 $5.12	11,957,410	2.85	$2.41	8,627,640	2.48	$2.45
5.13 (option exchange)	460,016	2.91	5.13	458,240	2.91	5.13
5.14 10.00	9,736,550	3.45	6.25	7,292,093	1.64	6.57
10.01 15.00	350,065	1.15	11.30	350,065	1.15	11.30
15.01 25.00	25,834	0.14	17.55	25,834	0.14	17.55
25.01 33.61	172,659	0.43	30.44	172,659	0.43	30.44

$0.83 $33.61	22,702,534	3.06	$4.48	16,926,531	2.08	$4.79

The intrinsic value of options exercised in 2013, 2012 and 2011, was $10 million, $4 million, and $4 million, respectively. The aggregate intrinsic value of options outstanding and exercisable at December 28, 2013 were $33 million and $24 million, respectively.

As of December 28, 2013, there was approximately $11 million of total stock-based compensation expense that has not yet been recognized relating to non-vested awards granted under option plans. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of approximately 2.0 years. Of the 5.8 million unvested options, the Company estimates that 4.7 million options will vest. The number of exercisable options was 16.9 million shares of common stock at December 28, 2013 and 9.5 million shares of common stock at December 29, 2012.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock and Restricted Stock Units

Restricted stock grants typically vest annually over a three-year service period.

In 2013, the Company granted 4.5 million shares of restricted stock and restricted stock units to eligible employees. In addition, 0.4 million shares were granted to the Board of Directors as part of their annual compensation and vested within one year from the grant date. A summary of the status of the Company’s nonvested shares and changes during 2013, 2012 and 2011 is presented below.

	2013		2012		2011
	Shares	Weighted Average Grant-Date Price	Shares	Weighted Average Grant-Date Price	Shares	Weighted Average Grant-Date Price
Outstanding at beginning of year	5,459,900	$3.52	2,612,876	$3.96	496,059	$10.39
Granted	4,884,848	4.54	4,018,253	3.26	2,890,943	3.96
Assumed — Merger	6,426,968	3.46	—	—	—	—
Vested	(5,788,992)	4.49	(695,751)	3.45	(594,876)	9.00
Forfeited	(775,178)	4.01	(475,478)	3.79	(179,250)	4.97

Outstanding at end of year	10,207,546	$4.76	5,459,900	$3.52	2,612,876	$3.96

As of December 28, 2013, there was approximately $25 million of total unrecognized compensation cost related to nonvested restricted stock. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of approximately 2.2 years. Of the 8.3 million unvested shares at year end, the Company estimates that 7.4 million shares will vest. The total grant date fair value of shares vested during 2013 was approximately $26 million.

Performance-Based Incentive Program

The Company has a performance-based long-term incentive program consisting of performance stock units and performance cash. Payouts under this program are based on achievement of certain financial targets set by the Board of Directors, and are subject to additional service vesting requirements, generally of three years from the grant date.

A summary of the activity in the performance-based long-term incentive program since inception is presented below.

	2013		2012
	Shares	Weighted Average Grant-Date Price	Shares	Weighted Average Grant-Date Price
Outstanding at beginning of the period	1,030,753	$3.25	—	$—
Granted	4,317,314	4.55	2,073,628	3.25
Vested	(261,095)	3.63	—	—
Forfeited	(2,010,680)	4.15	(1,042,875)	3.32

Outstanding at end of the period	3,076,292	$4.45	1,030,753	$3.25

As of December 28, 2013, there was approximately $9 million of total unrecognized compensation expense related to the performance-based long-term incentive program. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of approximately 2.7 years. Of the 3.1 million unvested shares at year end, the Company estimates that 3.0 million shares will vest. The total grant date fair value of shares vested during 2013 was approximately $3.9 million.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans

Pension and Other Postemployment Benefit Plans — North America

In connection with the Merger, the Company assumed the obligations under OfficeMax’s U.S. pension plans (the “U.S. Plans”). The Company sponsors these noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees and some active employees, primarily in the North American Business Solutions Division. In 2004 or earlier, OfficeMax’s qualified pension plans were closed to new entrants and the benefits of eligible participants were frozen. Under the terms of these qualified plans, the pension benefit for employees was based primarily on the employees’ years of service and benefit plan formulas that varied by plan. The Company’s general funding policy is to make contributions to the plans in amounts that are within the limits of deductibility under current tax regulations, and not less than the minimum contribution required by law.

Also in connection with the Merger, the Company assumed responsibility for sponsoring various retiree medical benefit and life insurance plans including plans related to operations in Canada. The type of retiree benefits and the extent of coverage vary based on employee classification, date of retirement, location, and other factors. All of these postretirement medical plans are unfunded. The Company explicitly reserves the right to amend or terminate its retiree medical and life insurance plans at any time, subject only to constraints, if any, imposed by the terms of collective bargaining agreements. Amendment or termination may significantly affect the amount of expense incurred.

The impact of these assumed plans is included in the financial statements from the date of the Merger with OfficeMax.

Obligations and Funded Status

The following table provides a reconciliation of changes in the projected benefit obligation and the fair value of plan assets from the Merger date through year-end, as well as the funded status of the plan to amounts recognized on the Company’s Consolidated Balance Sheet:

(In millions)	Pension Benefits	Other Benefits
Changes in projected benefit obligation:
Obligation at beginning of period	$1,135	$17
Service cost	—	—
Interest cost	7	—
Actuarial gain	(12)	—
Benefits paid	(8)	—

Obligation at end of period	$1,122	$17

Change in plan assets:
Fair value of plan assets at beginning of period	$972	$—
Actual return on plan assets	22	—
Benefits paid	(8)	—

Fair value of plan assets at end of period	986	—

Net liability recognized at end of period	$(136)	$(17)

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the amounts recognized in the Consolidated Balance Sheets related to the Company’s North America defined benefit pension and other postretirement benefit plans as of year-end:

(In millions)	Pension Benefits	Other Benefits
Noncurrent assets	$10	$—
Current liabilities	(3)	(1)
Noncurrent liabilities	(143)	(16)

Net amount recognized	$(136)	$(17)

Amounts recognized in accumulated other comprehensive gain consist of:

(In millions)	Pension Benefits	Other Benefits
Net gain	$(26)	$—
Prior service cost (credit)	—	—

Total	$(26)	$—

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

(In millions)	2013
Projected benefit obligation	$(785)
Accumulated benefit obligation	(785)
Fair value of plan assets	639

Components of Net Periodic Benefit

The components of net periodic benefit are as follows:

(In millions)	Pension Benefits	Other Benefits
Service cost	$—	$—
Interest cost	7	—
Expected return on plan assets	(8)	—

Net periodic benefit	$(1)	$—

Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows:

(In millions)	Pension Benefits	Other Benefits
Accumulated other comprehensive gain at beginning of the period	$—	$—
Net gain	(26)	—

Accumulated other comprehensive gain at end of the period	$(26)	$—

For the defined benefit pension plans, no accumulated other comprehensive gain is expected to be amortized into income during 2014.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumptions

The assumptions used in accounting for the Company’s plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key weighted average assumptions used in the measurement of the Company’s benefit obligations as of year-end:

		Other Benefits
	Pension Benefits	United States	Canada
Discount rate	4.84%	4.00%	4.80%

The following table presents the weighted average assumptions used in the measurement of net periodic benefit for the period from Merger date through year-end:

		Other Benefits
	Pension Benefits	United States	Canada
Discount rate	4.76%	3.80%	4.60%
Expected long-term rate of return on plan assets	6.60%	—%	—%

The assumed discount rate (which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date) is based on the rates of return for a theoretical portfolio of high-grade corporate bonds (rated AA or better) with cash flows that generally match expected benefit payments in future years. In selecting bonds for this theoretical portfolio, the Company focuses on bonds that match cash flows to benefit payments and limit the concentration of bonds by issuer. To the extent scheduled bond proceeds exceed the estimated benefit payments in a given period, the yield calculation assumes those excess proceeds are reinvested at an assumed forward rate. The implied forward rate used in the bond model is based on the Citigroup Pension Discount Curve as of the last day of the year.

The expected long-term rate of return on plan assets assumption is based on the weighted average of expected returns for the major asset classes in which the plans’ assets are held. Asset-class expected returns are based on long-term historical returns, inflation expectations, forecasted gross domestic product and earnings growth, as well as other economic factors. The weights assigned to each asset class are based on the Company’s investment strategy. The weighted average expected return on plan assets used in the calculation of net periodic pension cost for 2014 is 6.5%.

Obligation and costs related to the Canadian retiree health plan are impacted by changes in trend rates.

The following table presents the assumed healthcare cost trend rates used in measuring the Company’s postretirement benefit obligations at year-end:

2013
Weighted average assumptions as of year-end:
Healthcare cost trend rate assumed for next year	6.70%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%
Year that the rate reaches the ultimate trend rate	2022

A 1% change in the assumed healthcare cost trend rates would impact operating income by less than $1 million.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plan Assets

The allocation of pension plan assets by category at year-end is as follows:

2013
Money market funds	3%
Equity securities	8%
Fixed-income securities	53%
Equity mutual funds	36%

100%

A retirement funds investment committee is responsible for establishing and overseeing the implementation of the investment policy for the Company’s pension plans. The investment policy is structured to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses, in order to enable the plans to satisfy their benefit payment obligations over time. The Company uses benefit payments and Company contributions as its primary rebalancing mechanisms to maintain the asset class exposures within the guideline ranges established under the investment policy.

The current asset allocation guidelines set forth an U.S. equity range of 17% to 27%, an international equity range of 5% to 15%, a global equity range of 3% to 13% and a fixed-income range of 55% to 65%. Asset-class positions within the ranges are continually evaluated and adjusted based on expectations for future returns, the funded position of the plans and market risks. Occasionally, the Company may utilize futures or other financial instruments to alter the pension trust’s exposure to various asset classes in a lower-cost manner than trading securities in the underlying portfolios.

Generally, quoted market prices are used to value pension plan assets. Equities, some fixed-income securities, publicly traded investment funds, and U.S. government obligations are valued by reference to published market prices. Investments in certain restricted stocks are valued at the quoted market price of the issuer’s unrestricted common stock less an appropriate discount. If a quoted market price for unrestricted common stock of the issuer is not available, restricted common stocks are valued at a multiple of current earnings less an appropriate discount. The multiple chosen is consistent with multiples of similar companies based on current market prices.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the pension plan assets by level within the fair value hierarchy at year-end.

(In millions)		Fair Value Measurements at December 28, 2013
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$25	$25	$—	$—
Equity securities
U.S. large-cap	18	18	—	—
U.S. small and mid-cap	4	4	—	—
International	56	56	—	—

Total equity securities	78	78	—	—

Fixed-income securities
Corporate bonds	459	—	459	—
Government securities	18	—	18	—
Other fixed-income	41	—	41	—

Total fixed-income securities	518	—	518

Other
Equity mutual funds	353	—	353	—
Other, including plan receivables and payables	12	12	—	—

	$986	$115	$871	$—

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

Cash Flows

Pension plan contributions include required statutory minimum amounts and, in some years, additional discretionary amounts. Since the effective date of the Merger, the Company contributed $483 thousand to these pension plans, which was the remaining 2013 minimum funding requirement. Pension contributions for a full year of 2014 are estimated to be $50 million. The Company may elect at any time to make additional voluntary contributions.

Qualified pension benefit payments are paid from the assets held in the plan trust, while nonqualified pension and other benefit payments are paid by the Company. Anticipated benefit payments by year are as follows:

(In millions)	Pension Benefits	Other Benefits
2014	$95	$1
2015	93	1
2016	91	1
2017	88	1
2018	86	1
Next five years	$398	$5

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pension Plan — Europe

The Company has a defined benefit pension plan which is associated with a 2003 European acquisition and covers a limited number of employees in Europe. During 2008, curtailment of that plan was approved by the trustees and future service benefits ceased for the remaining employees.

The sale and purchase agreement (“SPA”) associated with the 2003 European acquisition included a provision whereby the seller was required to pay an amount to the Company if the acquired pension plan was determined to be underfunded based on 2008 plan data. The unfunded obligation amount calculated by the plan’s actuary based on that data was disputed by the seller. In accordance with the SPA, the parties entered into arbitration to resolve this matter and, in March 2011, the arbitrator found in favor of the Company. The seller pursued an annulment of the award in French court. In November 2011, the seller paid GBP 5.5 million ($8.8 million, measured at then-current exchange rates) to the Company to allow for future monthly payments to the pension plan, pending a court ruling on their cancellation request. That money was placed in an escrow account with the pension plan acting as trustee. On January 6, 2012, the Company and the seller entered into a settlement agreement that settled all claims by either party for this and any other matter under the original SPA. The seller paid an additional GBP 32 million (approximately $50 million, measured at then-current exchange rates) to the Company in February 2012. Following this cash receipt in February 2012, the Company contributed the GBP 38 million (approximately $58 million at then-current exchange rates) to the pension plan, resulting in the plan changing to a net asset position at December 29, 2012. There are no additional funding requirements while the plan is in a surplus position.

This pension provision of the SPA was disclosed in 2003 and subsequent periods as a matter that would reduce goodwill when the plan was remeasured and cash received. However, all goodwill associated with this transaction was impaired in 2008, and because the remeasurement process had not yet begun, no estimate of the potential payment to the Company could be made at that time. Consistent with disclosures subsequent to the 2008 goodwill impairment, resolution of this matter in the first quarter of 2012 was reflected as a credit to operating expense. The cash received from the seller, reversal of an accrued liability as a result of the settlement agreement, fees incurred in 2012, and fee reimbursement from the seller have been reported in Recovery of purchase price in the Consolidated Statements of Operations for 2012, totaling $68 million. An additional expense of $5 million of costs incurred in prior periods related to this arrangement is included in Merger, restructuring and other operating expenses, net, resulting in a net increase in operating profit for 2012 of $63 million. Similar to the presentation of goodwill impairment in 2008, this recovery and related charge is reported at the corporate level, not part of International Division operating income.

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

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Obligations and Funded Status

The following table provides a reconciliation of changes in the projected benefit obligation, the fair value of plan assets and the funded status of the plan to amounts recognized on the Company’s Consolidated Balance Sheets.

(In millions)	December 28, 2013	December 29, 2012
Changes in projected benefit obligation:
Obligation at beginning of period	$208	$182
Service cost	—	—
Interest cost	9	9
Benefits paid	(4)	(5)
Actuarial loss	6	14
Currency translation	5	8

Obligation at end of period	224	208

Changes in plan assets:
Fair value of plan assets at beginning of period	216	133
Actual return on plan assets	14	22
Company contributions	—	59
Benefits paid	(4)	(5)
Currency translation	6	7

Fair value of plan assets at end of period	232	216

Net asset recognized at end of period	$8	$8

In the Consolidated Balance Sheets, the net funded amounts are classified as a non-current asset in the caption Other assets.

Components of Net Periodic Cost (Benefit)

The components of net periodic cost (benefit) are presented below:

(In millions)	2013	2012	2011
Service cost	$—	$—	$—
Interest cost	9	9	10
Expected return on plan assets	(13)	(11)	(9)

Net periodic pension cost (benefit)	$(4)	$(2)	$1

Included in AOCI were deferred losses of $8 million and $4 million at December 28, 2013 and December 29, 2012, respectively. The deferred loss is not expected to be amortized into income during 2014.

Assumptions

Assumptions used in calculating the funded status included:

	2013	2012	2011
Expected long-term rate of return on plan assets	6.33%	6.00%	6.00%
Discount rate	4.60%	4.40%	4.70%
Salary increases	—	—	—
Inflation	3.40%	3.00%	3.00%

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Plan Assets

The allocation of Plan assets is as follows:

	2013	2012
Cash	1%	—
Equity securities	54%	64%
Fixed-income securities	45%	36%

Total	100%	100%

A committee, comprised of representatives of the Company and of this plan, is responsible for establishing and overseeing the implementation of the investment policy for this plan. The plan’s investment policy and strategy are to ensure assets are available to meet the obligations to the beneficiaries and to adjust plan contributions accordingly. The plan trustees are also committed to reducing the level of risk in the plan over the long term, while retaining a return above that of the growth of liabilities. The investment strategy is based on plan funding levels, which determine the asset target allocation into matching or growth investments. Matching investments are intended to provide a return similar to the increase in the plan liabilities. Growth investments are assets intended to provide a return in excess of the increase in liabilities. At December 28, 2013, the asset target allocation was in accordance with the investment strategy. Asset-class allocations within the ranges are continually evaluated and adjusted based on expectations for future returns, the funded position of the plan and market risks.

The fair value of plan assets by asset category is as follows:

(In millions)		Fair Value Measurements at December 28, 2013
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$1	$1	$—	$—
Equity securities
Developed market equity funds	77	69	8	—
Emerging market equity funds	16	14	2	—
Mutual funds real estate	8	—	1	7
Mutual funds	22	—	22	—

Total equity securities	123	83	33	7

Fixed-income securities
UK debt funds	19	—	19	—
Liability term matching debt funds	73	—	73	—
Emerging market debt fund	9	—	9	—
High yield debt	7	—	7	—

Total fixed-income securities	108	—	108	—

Total	$232	$84	$141	$7

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)		Fair Value Measurements at December 29, 2012
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities
Developed market equity funds	$72	$72	$—	$—
Emerging market equity funds	67	—	67	—

Total equity securities	139	72	67	—

Debt securities
UK debt funds	12	—	12	—
Liability term matching debt funds	65	—	65	—

Total debt securities	77	—	77	—

Total	$216	$72	$144	$—

The following is a reconciliation of the change in fair value of the pension plan assets calculated based on Level 3 inputs; there were no transfers out of assets valued based on Level 3 inputs:

(In millions)	Total
Balance at December 29, 2012	$—
Purchases, sales, and settlements	7

Balance at December 28, 2013	$7

Cash Flows

Anticipated benefit payments for the European pension plan, at December 28, 2013 exchange rates, are as follows:

(In millions)	Benefit Payments
2014	$5
2015	5
2016	5
2017	5
2018	5
Next five years	$28

Retirement Savings Plans

The Company also sponsors defined contribution plans for most of its employees. Eligible Company employees may participate in the Office Depot, Inc. Retirement Savings Plan. In connection with the Merger, certain employees still participate in one of two contributory defined contribution savings plans that OfficeMax had in place for most of its salaried and hourly employees: a plan for U.S. employees and a plan for Puerto Rico employees. All of the Company’s existing and assumed OfficeMax defined contribution plans (the “401(k) Plans”) allow eligible employees to contribute a percentage of their salary, commissions and bonuses in accordance with plan limitations and provisions of Section 401(k) of the Internal Revenue Code and the

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company makes matching contributions to each plan subject to the limits of the respective 401(k) Plans. Matching contributions are invested in the same manner as the participants’ pre-tax contributions. The 401(k) Plans also allow for a discretionary matching contribution in addition to the normal match contributions if approved by the Board of Directors.

Office Depot also sponsors the Office Depot, Inc. Non-Qualified Deferred Compensation Plan that, until December 2009, permitted eligible highly compensated employees, who were limited in the amount they could contribute to the 401(k) Plan, to alternatively defer a portion of their salary, commissions and bonuses up to maximums and under restrictive conditions specified in this plan and to participate in Company matching provisions. The matching contributions to the deferred compensation plan were allocated to hypothetical investment alternatives selected by the participants. The compensation and benefits committee of the Board of Directors amended the plan to eliminate the predetermined matching contributions effective with the first payroll period beginning in 2009. In October 2009, the plan was amended to no longer accept new deferrals.

In connection with the Merger, the Company assumed responsibility for sponsoring the Executive Savings Deferral Plan (“ESDP”). The ESDP permits the eligible individuals who were limited in the amount they could contribute to the 401(k) Plan to defer a percentage of their salary and short-term incentive award and participate in Company matching contributions, pursuant to Section 409A of the Internal Revenue Code and limitations described in the ESDP. Contributions are allocated to various investment funds as determined by participants.

During 2013, 2012, and 2011, $9 million, $7 million, and $7 million, respectively, were recorded as compensation expense for the Company’s contributions to these programs and certain international retirement savings plans. Additionally, nonparticipating annuity premiums were paid for benefits in certain European countries totaling $4 million, $5 million, and $5 million in 2013, 2012, and 2011, respectively.

NOTE 15. EARNINGS PER SHARE

The following table presents the calculation of net earnings (loss) per common share — basic and diluted:

(In millions, except per share amounts)	2013	2012	2011
Basic Earnings Per Share
Numerator:
Net income (loss) attributable to common stockholders	$(93)	$(110)	$60

Denominator:
Weighted-average shares outstanding	318	280	278
Basic earnings (loss) per share	$(0.29)	$(0.39)	$0.22
Diluted Earnings Per Share
Numerator:
Net income (loss)	$(20)	$(77)	$96

Denominator:
Weighted-average shares outstanding	318	280	278
Effect of dilutive securities:
Stock options and restricted stock	7	5	5
Redeemable preferred stock	56	78	74

Diluted weighted-average shares outstanding	381	363	357
Diluted earnings (loss) per share	N/A	N/A	N/A

The weighted average share calculation for 2013 includes the 239 million shares issued related to the Merger from closing date to December 28, 2013.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Awards of options and nonvested shares representing an additional 6 million, 15 million and 14 million shares of common stock were outstanding for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive. For the three years presented, no tax benefits have been assumed in the weighted average share calculation in jurisdictions with valuation allowances. The diluted share amounts for 2013, 2012 and 2011 are provided for informational purposes, as the level of income (loss) for the periods causes basic earnings per share to be the most dilutive.

Shares of the redeemable preferred stock were fully redeemed in 2013. Following the July 2013 shareholder approval of the transactions contemplated by the Merger Agreement, 50 percent of the outstanding preferred stock was redeemed and the remaining 50 percent was redeemed in November 2013 in connection with the Merger closing. In periods in which the redeemable preferred stock were outstanding, basic earnings (loss) per share (“EPS”) was computed after consideration of preferred stock dividends. The redeemable preferred stock had equal dividend participation rights with common stock that required application of the two-class method for computing earnings per share. In periods of sufficient earnings, this method assumes an allocation of undistributed earnings to both participating stock classes. The two-class method impacted the computation of earnings for the first quarter of 2012 and third quarter of 2013, but was not applicable to the full year 2012 or full year 2013 because it would have been antidilutive. The preferred stockholders were not required to fund losses. Refer to Note 11 for further redemption details.

NOTE 16. DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Instruments and Hedging Activities

As a global supplier of office products and services the Company is exposed to risks associated with changes in foreign currency exchange rates, fuel and other commodity prices and interest rates. Depending on the exposure, settlement timeframe and other factors, the Company may enter into derivative transactions to mitigate those risks. The Company may designate and account for such qualifying arrangements as hedges. Historically, the Company has not entered into transactions to hedge its net investment in foreign operations but may in future periods.

Financial instruments authorized under the Company’s established risk management policy include spot trades, swaps, options, caps, collars, forwards and futures. Use of derivative financial instruments for speculative purposes is expressly prohibited. The fair value and activity of derivative financial instruments were not material as of and for the periods ended December 28, 2013 or December 29, 2012. The existing designated hedge contracts are highly effective and the ineffective portion is considered immaterial. As of December 28, 2013, the foreign exchange contracts extend through February 2014. Losses currently deferred in OCI are expected to be recognized in income within the next twelve months.

The fair values of the Company’s foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current interest rates, exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments

The following table presents information about financial instruments at the balance sheet dates indicated. The Senior Notes matured in 2013.

	2013		2012
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Timber notes receivables	$945	$933	$—	$—
Boise investment	$46	$47	$—	$—
Financial liabilities:
Recourse debt:
6.25% Senior Notes	$—	$—	$150	$154
9.75% Senior Secured Notes	250	290	250	266
7.35% debentures, due 2016	18	19	—	—
Revenue bonds, due in varying amounts periodically through 2029	186	186	—	—
American & Foreign Power Company, Inc. 5% debentures, due 2030	13	13	—	—
Non-recourse debt	$859	$851	$—	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•

Timber notes receivable: Fair value is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms with comparable credit risk (Level 2 inputs).

•

Boise Investment: Fair value is calculated as the sum of the market value of the Company’s indirect investment in Boise Cascade Company, the primary investment of Boise Cascade Holdings, LLC, plus the Company’s portion of any cash held by Boise Cascade Holdings, LLC as of the balance sheet date (together, Level 2 inputs). The Company’s indirect investment in Boise Cascade Company is calculated using the number of shares the Company indirectly holds in Boise Cascade Company multiplied by its closing stock price as of the last trading day prior to the balance sheet date.

•

Recourse debt: Recourse debt for which there were no transactions on the measurement date was valued based on quoted market prices near the measurement date when available or by discounting the future cash flows of each instrument using rates based on the most recently observable trade or using rates currently offered to the Company for similar debt instruments of comparable maturities (Level 2 inputs).

•

Non-recourse debt: Fair value is estimated by discounting the future cash flows of the instrument at rates currently available to the Company for similar instruments of comparable maturities (Level 2 inputs).

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Estimates Used in Impairment Analyses

Retail Stores

Because of declining sales in recent periods, the Company has conducted a detailed quarterly store impairment analysis. The analysis uses input from retail store operations and the Company’s accounting and finance personnel that organizationally report to the Chief Financial Officer. These projections are based on management’s estimates of store-level sales, gross margins, direct expenses, exercise of future lease renewal options where applicable, and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. If the anticipated cash flows of a store cannot support the carrying value of its assets, the assets are impaired and written down to estimated fair value using Level 3 inputs. The Company recognized store asset impairment charges of $26 million, $124 million and $11 million in 2013, 2012 and 2011, respectively.

A review of the North American Retail portfolio during 2012 concluded with a plan for each location to maintain its current configuration, downsize to either small or mid-size format, relocate, remodel, renew or close at the end of the base lease term. The asset impairment analysis previously had assumed at least one optional lease renewal. Additionally, projected sales trends included in the impairment calculation model in prior periods were reduced. These changes, and continued store performance, served as a basis for the Company’s asset impairment review for 2012.

In February 2013, the Company announced its intent to merge with OfficeMax. The prospect of combining the two companies impacted the pace of implementing the plan developed in 2012, but did not alter the overall view that future size and locations were likely to be modified. The store impairment analysis for 2013 continued to project sales declines for several years, then stabilizing. Currently the analysis assumes a sales decline next year similar to recent experience, with negative but improving trends for later years. Gross margin assumptions have been held constant at current actual levels and operating costs have been assumed to be consistent with recent actual results and planned activities. For the 2013 impairment analysis, 53 locations were reduced to estimated fair value of $10 million based on their projected cash flows, discounted at 13% and 222 locations were reduced to estimated salvage value of $7 million. A 100 basis point decrease in next year sales used in these estimates would have increased impairment by approximately $2 million. Independent of the sensitivity on sales assumptions, a 50 basis point decrease in next year gross margin would have increased the impairment by approximately $1 million. The interrelationship of having both of those inputs change as indicated would have resulted in impairment approximately equal to the sum of the two individual inputs. Further, a 100 basis point decrease in sales for all future periods would increase the impairment by approximately $4 million.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or in certain circumstances, even if store performance is as anticipated, additional impairment charges may result. However, at the end of 2013, the impairment analysis reflects the Company’s best estimate of future performance.

Intangible Assets

Indefinite-lived intangible assets — As noted in prior years, Goodwill of $45 million (at then-current exchange rates) was included in the International Division in a reporting unit comprised of wholly-owned operating subsidiaries in Europe and ownership of the joint venture operating in Mexico. The total estimated fair value of the reporting unit exceeded its carrying value by approximately 30%, however, a substantial majority of that excess value was associated with the joint venture. When the reporting unit sold its investment in the joint

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

venture and distributed essentially all of the after tax proceeds to its U.S. parent, the fair value fell below its carrying value. Because the investment was accounted for under the equity method, no goodwill was allocated to the gain on disposition of joint venture calculation. However, concurrent with the sale and gain recognition, a goodwill impairment charge of $44 million was recognized and is reported on the Asset impairments line in the Consolidated Statements of Operations. The assessment of fair value of the operating subsidiaries was primarily based on a discounted cash flow analysis, including an estimated residual value. The analysis is prepared by the Company’s finance and accounting personnel that organizationally report to the Chief Financial Officer. The cash flows were projected to decrease, level and then trend positive, with an ending year growth rate of 1.5%. These amounts were discounted at 13%. Market data was used to corroborate this estimated value.

Goodwill associated with the Merger was established based on the preliminary allocation of consideration to the fair value of assets acquired and liabilities assumed at the transaction date of November 5, 2013. The purchase price allocation is not yet complete and the goodwill has not yet been allocated to the reporting units. The Company expects to adopt an annual testing period of the first day of the third quarter for this Merger-related goodwill. Nothing has come to the Company’s attention since the acquisition date that would cause the Company to test at an earlier period.

The estimated value of the indefinite lived tradename included in the International Division was based on an estimated royalty rate of 0.5% applied to projected sales and discounted at 13%. No indication of impairment was identified. As the Company assesses its global brand strategy during 2014 in connection with integration of the Merger, the appropriateness of indefinite life for this tradename may change.

Definite-lived intangible assets — During 2011, the Company acquired an office supply company in Sweden to supplement the existing business in that market. As a result of slowing economic conditions in Sweden after the acquisition, difficulties in the consolidation of multiple distribution centers and the adoption of new warehousing systems which impacted customer service and delayed or undermined planned marketing activities, the Company re-evaluated remaining balances of acquisition-related intangible assets of customer relationships and short-lived tradename values. The acquisition-date intangible asset valuation anticipated customer attrition of approximately 11% to 13% per year through 2013. The cash flow analysis consistent with the original valuation of the definite-lived intangible assets was updated by accounting and finance department personnel to reflect the decline experienced in 2012, as well as projected sales declines of 8% for acquisition-date retail customer relationships and 2% for acquisition-date contract relationships in 2013 and costs necessary to successfully complete the warehouse integration and re-launch the marketing initiatives. Cash flows related to these acquired customer relationships with the updated Level 3 inputs were projected to be negative, then recovering, but were insufficient to recover the intangible assets’ remaining carrying values. Accordingly, an impairment charge of approximately $14 million was recognized during the third quarter of 2012 and is presented in Asset impairments in the Consolidated Statements of Operations.

Fair Value Estimates Used for Paid-in-Kind Dividends

Prior to redemption of the Company’s Redeemable Preferred Stock in 2013, any dividends paid-in-kind were measured at fair value, using Level 3 inputs. The Company used a binomial simulation to capture the call, conversion, and interest rate reset features as well the optionality of paying the dividend in-kind or in cash. Dividends were paid in kind for the fourth quarter of 2011 and the first three quarters of 2012.

For the 2011 dividends paid-in-kind, the simulation was based on stock price volatility of 70%, a risk free rate of 1.49%, and a risk adjusted rate of 14.6%. The fair value calculation of $7.7 million was approximately $1.6 million below the amount added to the liquidation preference. For dividends paid-in-kind for the three quarters of 2012, the average stock price volatility was 63%, the risk free rate was 3.0% and the risk adjusted rate was

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.5%. The aggregate fair value calculated for these three quarters was $22.8 million, $6.3 million below the amount added to the liquidation preference. For the dividend paid-in-kind for the third quarter of 2012, a stock price volatility of 55% or 75% would have increased the estimate by $0.7 million or decreased the estimate by $0.6 million, respectively. Using a beginning of period stock price of $1.50 or $3.50 would have decreased the estimate by $1.7 million or increased the estimate by $1.1 million, respectively. Assuming that all future dividends would be paid in cash would have increased the estimate by $1.3 million. Assuming all future dividends would be paid-in-kind had no significant impact. See Note 11for additional information.

There were no significant differences between the carrying values and fair values of the Company’s financial instruments as of December 28, 2013 and December 29, 2012, except as disclosed above.

NOTE 17. COMMITMENTS AND CONTINGENCIES

Commitments

On June 25, 2011, OfficeMax, with which the Company merged in November 2013, entered into a paper supply contract with Boise White Paper, L.L.C. (“Boise Paper”), under which OfficeMax agreed to purchase office papers from Boise Paper, and Boise Paper has agreed to supply office papers to OfficeMax, subject to the terms and conditions of the paper supply contract. The paper supply contract replaced the previous supply contract executed in 2004 with Boise Paper. The Company assumed the commitment under a paper supply contract to buy OfficeMax’s North American requirements for office paper, subject to certain conditions. The paper supply contract provides the Company some flexibility to purchase paper from paper producers other than Boise Paper. The paper supply contract’s term will expire on December 31, 2017, followed by a gradual reduction of the Company’s purchase requirements over a two year period thereafter. However, if certain circumstances occur, the agreement may be terminated earlier. If terminated, it will be followed by a gradual reduction of the Company’s purchase requirements over a two year period. Purchases under the agreement were $87 million since the Merger date.

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, the Company’s joint-venture in Mexico acquired through the Merger in 2013, can elect to require the Company to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require the Company to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of 2013, Grupo OfficeMax has not met the earnings targets and the noncontrolling interest is recorded at its carrying value, which represents the fair value paid at the Merger date, adjusted for the losses of Grupo OfficeMax since the Merger date.

Indemnifications

Indemnification obligations may arise from the Asset Purchase Agreement between OfficeMax Incorporated, OfficeMax Southern Company, Minidoka Paper Company, Forest Products Holdings, L.L.C. and Boise Land & Timber Corp. The Company has agreed to provide indemnification with respect to a variety of obligations. These indemnification obligations are subject, in some cases, to survival periods, deductibles and caps. At December 28, 2013, the Company is not aware of any material liabilities arising from these indemnifications.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Legal Matters

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

In addition, in the ordinary course of business, sales to and transactions with government customers may be subject to lawsuits, investigations, audits and review by governmental authorities and regulatory agencies, with which the Company cooperates. Many of these lawsuits, investigations, audits and reviews are resolved without material impact to the Company. While claims in these matters may at times assert large demands, the Company does not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect its financial position, results of operations or cash flows. In addition to the foregoing, State of California et. al. ex. rel. David Sherwin v. Office Depot was filed in Superior Court for the State of California, Los Angeles County, and unsealed on October 19, 2012. This lawsuit relates to allegations regarding certain pricing practices in California under now expired agreements that were in place between 2001 and 2011, pursuant to which state, local and non-profit agencies purchased office supplies (the “Purchasing Agreements”) from us. This action seeks as relief monetary damages. This lawsuit is now pending in the Superior Court of the State of California for the County of Los Angeles after a remand order entered by the judge on January 29, 2014 in the United States District Court for the Central District of California. The Company believes that adequate provisions have been made for probable losses on one claim in this matter and such amounts are not material. However, in light of the early stages of the other claims and the inherent uncertainty of litigation, the Company is unable to reasonably determine the full effect of the potential liability in the matter. Office Depot intends to vigorously defend itself in this lawsuit. Additionally, during the first quarter of 2011, the Company was notified that the United States Department of Justice (“DOJ”) commenced an investigation into certain pricing practices related to the Purchasing Agreement. The Company has cooperated with the DOJ on this matter.

On February 20, 2013, Office Depot and OfficeMax announced a definitive agreement under which the companies would combine in an all-stock merger-of-equals transaction. Between February 25, 2013 and March 29, 2013, six putative class action lawsuits were filed by purported OfficeMax shareholders in the Circuit Court of the Eighteenth Judicial Circuit in DuPage County, Illinois (“Court”) challenging the transaction and alleging that the defendant companies and individual members of OfficeMax’s Board of Directors violated applicable laws by breaching their fiduciary duties and/or aiding and abetting such breaches. The plaintiffs sought, among other things, injunctive relief and rescission, as well as fees and costs. The lawsuits were consolidated as Venkata S. Donepudi v. OfficeMax Incorporated et. al. Subsequently, two similar lawsuits were filed in the United States District Court for the Northern District of Illinois. Like the state court lawsuits, the federal actions alleged that the disclosure in the joint proxy statement/prospectus was inadequate. On June 25, 2013, the parties entered into a Memorandum of Understanding (“MOU”) regarding settlement of the litigation. In consideration for the settlement and release, Office Depot and OfficeMax made certain supplemental disclosures to the joint proxy statement/prospectus. The MOU contemplates that the parties will attempt in good faith to agree to a stipulation of settlement to be submitted to the court for approval. A Stipulation of Settlement was entered into on November 6, 2013, and filed with the Court on November 7, 2013. The Court granted preliminary approval of the settlement on November 11, 2013, and final settlement approval was entered by the Court on January 21, 2014. The amount paid in this settlement was not material to the Company’s financial statements.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the foregoing, Heitzenrater v. OfficeMax North America, Inc., et al. was filed in the United States District Court for the Western District of New York in September 2012 as a putative class action alleging violations of the Fair Labor Standards Act and New York Labor Law. The complaint alleges that OfficeMax misclassified its assistant store managers as exempt employees. The Company believes that adequate provisions have been made for probable losses and such amounts are not material. However, in light of the early stage of the case and the inherent uncertainty of litigation, the Company is unable to reasonably determine the full effect of the potential liability in the matter. OfficeMax intends to vigorously defend itself in this lawsuit. Further, Kyle Rivet v. Office Depot, Inc., is pending in the United States District Court for the District of New Jersey. The complaint similarly alleges that Office Depot misclassified its assistant store managers as exempt employees. The Company believes in this case as well that adequate provisions have been made for probable losses and such amounts are not material. However, in light of the early stage of the case and the inherent uncertainty of litigation, the Company is unable to reasonably determine the full effect of the potential liability in these matters. Office Depot intends to vigorously defend itself in these lawsuits.

OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company does not believe any of these OfficeMax retained proceedings are material to the Company’s business.

NOTE 18. SUPPLEMENTAL INFORMATION ON OPERATING, INVESTING AND FINANCING ACTIVITIES

Additional supplemental information related to the Consolidated Statements of Cash Flows is as follows:

(In millions)	2013	2012	2011
Cash interest paid, net of amounts capitalized	$65	$57	$55
Cash taxes paid (refunded)	139	10	(3)
Non-cash asset additions under capital leases	10	9	10
Non-cash paid-in-kind dividends (refer to Note 11)	—	23	8
Issuance of common stock associated with the Merger (refer to Note 2)	$1,395	$—	$—

NOTE 19. SEGMENT INFORMATION

As a result of the Merger, the Company is in a period of transition as it relates to organizational alignment and management reporting which could impact segment reporting in future periods. However at December 28, 2013, the Company had the following three reportable segments: North American Retail Division, North American Business Solutions Division, and International Division. Following the date of the Merger, the former OfficeMax U.S. Retail business is included in the North American Retail Division. The former OfficeMax United States and Canada Contract business is included in the North American Business Solutions Division. The former OfficeMax businesses in Australia, New Zealand and Mexico are included in the International Division. The office supply products and services offered across all operating segments are similar. Certain operating segments are aggregated into the way the business is managed and evaluated. The accounting policies for each segment are the same as those described in Note 1. Division operating income (loss) is determined based on the measure of performance reported internally to manage the business and for resource allocation. This measure charges to the respective Divisions those expenses considered directly or closely related to their operations and allocates support costs. Other companies may charge more or less of these items to their segments and results may not be comparable to similarly titled measures used by other entities.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fourth quarter of 2013, the Company modified its measure of business segment operating income for management reporting purposes to exclude from the determination of segment operating results the impact related to asset impairments, Merger and integration, restructuring and other charges and credits. Oversight of these activities starting in fourth quarter of 2013 was provided at the Corporate level. Prior period operating expenses have been recast to conform to the current period presentation for the change in measurement of Division operating results. Asset impairment of $11 million recorded in 2011 remained in the determination of North America Retail Division operating results.

A summary of significant accounts and balances by segment, reconciled to consolidated totals follows.

(In millions)		North American Retail	North American Business Solutions	International	Corporate, Eliminations and Other*	Consolidated Total
Sales	2013	$4,614	$3,580	$3,048	$—	$11,242
	2012	$4,458	$3,215	$3,023	$—	$10,696
	2011	$4,870	$3,262	$3,357	$—	$11,489
Division operating income	2013	$8	$113	$34	$—	$155
	2012	$24	$110	$36	$—	$170
	2011	$42	$78	$66	$—	$186
Capital expenditures	2013	$63	$24	$39	$11	$137
	2012	$61	$31	$25	$3	$120
	2011	$71	$32	$26	$1	$130
Depreciation and amortization	2013	$105	$51	$30	$23	$209
	2012	$103	$43	$34	$23	$203
	2011	$109	$42	$37	$23	$211
Charges for losses on receivables and inventories	2013	$38	$9	$12	$—	$59
	2012	$40	$6	$19	$—	$65
	2011	$31	$7	$18	$—	$56
Net earnings from equity method investments	2013	$—	$—	$14	$—	$14
	2012	$—	$—	$30	$—	$30
	2011	$—	$—	$31	$—	$31
Assets	2013	$1,847	$1,573	$1,327	$2,730	$7,477
	2012	$1,189	$670	$1,312	$840	$4,011

*

Amounts included in “Eliminations and Other” consist of assets (including all cash and cash equivalents) and depreciation related to corporate activities. Also, the December 28, 2013 Assets balance in Corporate, Eliminations and Other includes $377 million of goodwill that will be allocated to reporting units when the purchase price allocation process is complete.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the measure of Division operating income to Income (loss) before income taxes follows.

(In millions)	2013	2012	2011
Division operating income	$155	$170	$186
Add/(subtract):
Recovery of purchase price	—	68	—
Asset impairments	(70)	(139)	—
Merger, restructuring, and other operating expenses, net	(201)	(56)	(56)
Unallocated expenses	(89)	(74)	(96)
Interest income	5	2	1
Interest expense	(69)	(69)	(33)
Loss on extinguishment of debt	—	(12)	—
Gain on disposition of joint venture	382	—	—
Other income (expense), net	14	35	31

Income (loss) before income taxes	$127	$(75)	$33

As of December 28, 2013, the Company sold to customers throughout North America, Europe, Asia/Pacific and Latin America. The Company operates through wholly-owned and majority-owned entities and participates in other ventures and alliances. There is no single country outside of the United States or single customer that accounts for 10% or more of the Company’s total sales. Geographic financial information relating to the Company’s business is as follows (in millions).

	Sales			Property and Equipment, Net
	2013	2012	2011	2013	2012	2011
United States	$8,119	$7,671	$8,108	$977	$707	$902
International	3,123	3,025	3,381	332	149	165

Total	$11,242	$10,696	$11,489	$1,309	$856	$1,067

The Company classifies products into three categories: (1) supplies, (2) technology, and (3) furniture and other. The supplies category includes products such as paper, binders, writing instruments, and school supplies. The technology category includes products such as desktop and laptop computers, monitors, tablets, printers, ink and toner, cables, software, digital cameras, telephones, and wireless communications products. The furniture and other category includes products such as desks, chairs, luggage, sales in the copy and print centers, and other miscellaneous items.

Total Company sales by product group were as follows:

	2013	2012	2011
Supplies	46.6%	45.8%	44.6%
Technology	40.6%	41.8%	43.5%
Furniture and other	12.8%	12.4%	11.9%

	100.0%	100.0%	100.0%

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. QUARTERLY FINANCIAL DATA (UNAUDITED)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter (2)	Fourth Quarter(3)
Fiscal Year Ended December 28, 2013
Net sales	$2,718	$2,419	$2,619	$3,486
Gross profit	660	546	633	787
Net income (loss) (1)	(7)	(54)	161	(121)
Net income (loss) attributable to Office Depot, Inc. (1)	(7)	(54)	161	(121)
Net income (loss) available to common stockholders (1)	(17)	(64)	133	(144)
Net earnings (loss) per share*:
Basic	$(0.06)	$(0.23)	$0.42	$(0.34)
Diluted	$(0.06)	$(0.23)	$0.41	$(0.34)

*	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

(1)

In the first, second, third and fourth quarters of 2013, captions include pre-tax Merger, restructuring, and other operating expenses amounting to $19 million, $26 million, $44 million and $111 million, respectively and asset impairments of $5 million, $4 million, $49 million and $12 million, respectively.

(2)

Net income available to common stockholders includes an after-tax gain of approximately $235 million resulting from the sale of Office Depot de Mexico and preferred stock dividends of $22 million associated to redemption in July 2013.

(3)

Net income available to common stockholders includes (i) impact of the Merger of $939 million in Sales and $(39) million in Net income (loss); and (ii) preferred stock dividends of $23 million associated to redemption in November 2013.

(In millions, except per share amounts)	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)
Fiscal Year Ended December 29, 2012
Net sales	$2,873	$2,507	$2,693	$2,623
Gross profit	694	572	663	607
Net income (loss)	49	(57)	(62)	(7)
Net income (loss) attributable to Office Depot, Inc.	49	(57)	(62)	(7)
Net income (loss) available to common stockholders	41	(64)	(70)	(17)
Net earnings (loss) per share*:
Basic	$0.14	$(0.23)	$(0.25)	$(0.06)
Diluted	$0.14	$(0.23)	$(0.25)	$(0.06)

*	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

(1)

Net income includes approximately $68 million of pre-tax recovery of purchase price income from previous acquisition associated with pension plan and approximately $12 million pre-tax loss on extinguishment of debt.

(2)	Net income includes approximately $24 million pre-tax fixed asset impairment.

(3)	Net income includes approximately $88 million pre-tax asset impairments.

(4)	Net income includes approximately $9 million pre-tax fixed asset impairment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Office Depot, Inc.

Boca Raton, Florida

We have audited the consolidated financial statements of Office Depot, Inc. and subsidiaries (the “Company”) as of December 28, 2013 and December 29, 2012, and for each of the three fiscal years in the period ended December 28, 2013, and the Company’s internal control over financial reporting as of December 28, 2013, and have issued our reports thereon dated February 25, 2014; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in the accompanying index at Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

February 25, 2014

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II — Valuation and Qualifying Accounts and Reserves	118

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

SCHEDULE II

OFFICE DEPOT, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions— Charged to Expense	Deductions— Write-offs, Payments and Other Adjustments	Balance at End of Period
Allowance for doubtful accounts:

2013	$23	14	11	$26

2012	$20	15	12	$23

2011	$28	14	22	$20

INDEX TO EXHIBITS FOR OFFICE DEPOT 10-K(1)

Exhibit Number	Exhibit
2.1

Stock Purchase and Transaction Agreement by and among Office Depot, Inc., Office Depot Delaware Overseas Finance No. 1, LLC, Grupo Gigante S.A.B. de C.V. and Hospitalidad y Servicios Especializados Gigante, S.A. de C.V dated as of June 3, 2013 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on July 15, 2013.)

2.2

Agreement and Plan of Merger, dated as of February 20, 2013, by and among Office Depot, Inc., Dogwood Merger Sub Inc., Dogwood Merger Sub LLC, Mapleby Holdings Merger Corporation, Mapleby Merger Corporation and OfficeMax Incorporated (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 22, 2013.)

3.1	Amended and Restated Bylaws (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 8, 2013.)

3.2

Restated Certificate of Incorporation (Incorporated by reference from the respective annex to the Proxy Statement for Office Depot, Inc.’s 1995 Annual Meeting of Stockholders, filed with the SEC on April 20, 1995.)

3.3	Amendment to Restated Certificate of Incorporation (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 1998.)

3.4	Certificate of Designation of Series C Junior Participating Preferred Stock (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 20, 2013.)

3.5	Certificate of Designation of Series C Junior Participating Preferred Stock (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 20, 2013.)

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

4.3

Supplemental Indenture, dated as of February 22, 2013, between Office Depot, Inc., eDepot, LLC, the other Guarantors party thereto and U.S. Bank National Association, relating to the 9.75% Senior Notes due 2019.)

4.4

Second Supplemental Indenture, dated as of November 22, 2013, between Office Depot Inc., Mapleby Holdings Merger Corporation, OfficeMax Incorporated, OfficeMax Southern Company, OfficeMax Nevada Company, OfficeMax North America, Inc., Picabo Holdings, Inc., BizMart, Inc., BizMart (Texas), Inc., OfficeMax Corp., OMX, Inc., the other Guarantors party thereto and U.S. Bank National Association, relating to the 9.75% Senior Notes due 2019.)

4.5(2)

Trust Indenture between Boise Cascade Corporation (now OfficeMax Incorporated) and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended (Incorporated by reference from OfficeMax Incorporated’s Registration Statement No. 33-5673 on Form S-3, filed with the SEC on May 13, 1986.)

Exhibit Number	Exhibit

4.6

Indenture dated as of December 21, 2004 by and between OMX Timber Finance Investments I, LLC, as the Issuer and Wells Fargo Bank Northwest, N.A., as Trustee (Incorporated by reference from OfficeMax Incorporated’s Registration Statement No. 333-162866 on Form S-1/A, filed with the SEC on December 14, 2009.)

10.1

Lease Agreement dated November 10, 2006, by and between Office Depot, Inc. and Boca 54 North LLC (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 24, 2009.)

10.2

First Amendment to Lease dated July 3, 2007, by and between Office Depot, Inc. and Boca 54 North LLC (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 24, 2009.)

10.3

Amended Offer Letter dated December 31, 2008, for the Employment of Michael Newman as the Chief Financial Officer of Office Depot, Inc. (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 23, 2010.)*

10.4

Offer Letter dated August 22, 2008, for the Employment of Michael Newman as the Chief Financial Officer of Office Depot, Inc. (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 24, 2009.)*

10.5

Office Depot, Inc. 2007 Long-Term Incentive Plan (Incorporated by reference from the respective appendix to the Proxy Statement for Office Depot, Inc.’s 2007 Annual Meeting of Shareholders, filed with the SEC on April 2, 2007.)*

10.6

Change of Control Agreement, dated as of September 17, 2008, by and between Office Depot, Inc. and Michael D. Newman (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on October 29, 2008.)*

10.7

2008 Office Depot, Inc. Bonus Plan for Executive Management Employees (Incorporated by reference from the respective appendix to the Proxy Statement for Office Depot, Inc.’s 2008 Annual Meeting of Shareholders, filed with the SEC on March 13, 2008.)*

10.8

Change of Control Agreement, dated as of December 14, 2007, by and between Office Depot, Inc. and Steven M. Schmidt (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on July 28, 2009.)*

10.9

Amendment to Employment Offer Letter Agreement, dated December 31, 2008, by and between Office Depot, Inc. and Steven Schmidt (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 23, 2010.)*

10.10

Employment Offer Letter Agreement, dated July 10, 2007, by and between Office Depot, Inc. and Steven Schmidt (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 23, 2010.)*

10.11	Office Depot, Inc. Amended Long-Term Incentive Plan (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 26, 2010.)*

10.12

Office Depot, Inc. Amended Long-Term Equity Incentive Plan, as revised and amended effective April 21, 2010 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 26, 2010.)*

10.13	Letter Agreement with Michael D. Newman, dated as of April 23, 2010 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 26, 2010.)*

10.14

Letter Agreement between Office Depot, Inc. and Neil R. Austrian dated November 2, 2010 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K/A, filed with the SEC on November 2, 2010.)*

Exhibit Number	Exhibit

10.15

Form of Non-Qualified Stock Option Award Agreement between Office Depot, Inc. and Neil R. Austrian dated November 2, 2010 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K/A, filed with the SEC on November 2, 2010.)*

10.16

Retention Agreement between Office Depot, Inc. and Michael D. Newman, dated November 4, 2010 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 8, 2010.)*

10.17

Form of Associate Non-Competition, Confidentiality and Non-Solicitation Agreement between Office Depot, Inc. and certain executives (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 22, 2011.)*

10.18

Form of Change in Control Agreement between Office Depot, Inc. and certain executives (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 21, 2010.)*

10.19	Form of Waiver, dated as of March 30, 2011 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 1, 2011.)

10.20	First Amendment to the Office Depot, Inc. 2007 Long-Term Incentive Plan (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 25, 2011.)*

10.21

Letter Agreement between Office Depot, Inc. and Neil R. Austrian dated May 23, 2011 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on May 23, 2011.)*

10.22

2011 Restricted Stock Award Agreement (Time Vesting) for Neil R. Austrian, dated May 23, 2011 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on May 23, 2011.)*

10.23

2011 Restricted Stock Award Agreement (Performance Vesting) for Neil R. Austrian, dated May 23, 2011 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on May 23, 2011.)*

10.24

Change of Control Agreement, dated as of May 23, 2011, by and between Office Depot, Inc. and Neil R. Austrian (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on May 23, 2011.)*

10.25

Amendment to Letter Agreement between Office Depot, Inc. and Neil R. Austrian dated July 25, 2011 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on July 25, 2011.)*

10.26

Form of Amended and Restated Credit Agreement, dated as of May 25, 2011, among Office Depot, Inc. and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on July 26, 2011.)**

10.27

Letter Agreement between Office Depot, Inc. and Elisa D. Garcia dated May 15, 2007 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 28, 2012.)*

10.28

Amendment to Letter Agreement between Office Depot, Inc. and Elisa D. Garcia effective December 31, 2008 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 28, 2012.)*

Exhibit Number	Exhibit

10.29

Retention Agreement between Office Depot, Inc. and Elisa D. Garcia dated November 2, 2010 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 28, 2012.)*

10.30

First Amendment, dated February 24, 2012, to the Amended and Restated Credit Agreement, dated as of May 25, 2011, among Office Depot, Inc. and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 28, 2012.)

10.31

Form of Notes representing $250 million aggregate principal amount of 9.75% Senior Secured Notes due March 15, 2019 (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2012.)

10.32	Form of Restricted Stock Awards for Executives (time vested) (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2012.)*

10.33	Form of Restricted Stock Award for Executives (performance/time vested) (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2012.)*

10.34

Form of 2012 Restricted Stock Award Agreement between Office Depot, Inc. and Neil R. Austrian dated May 7, 2012 (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2012.)*

10.35

Form of 2012 Restricted Stock Unit and Performance Cash Award Agreement between Office Depot, Inc. and Neil R. Austrian dated May 7, 2012 (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2012.)*

10.36

Financing Agreement by and between Office Depot BS and ABN AMRO Commercial Finance, dated September 24, 2012 (Incorporated by reference from Office Depot Inc.’s Annual Report on Form 10-K, filed with the SEC on February 20, 2013.)

10.37

Amendment No. 1 to Financing Agreement by and between Office Depot BS and ABN AMRO Commercial Finance, dated September 24, 2012 (Incorporated by reference from Office Depot Inc.’s Annual Report on Form 10-K, filed with the SEC on February 20, 2013.)

10.38	Letter Agreement between the Company and Stephen E. Hare (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 5, 2013.)*

10.39

2013 Non-Qualified Stock Option Award Agreement between the Company and Stephen E. Hare (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 5, 2013.)*

10.40

2013 Restricted Stock Unit Award Agreement between the Company and Stephen E. Hare (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 5, 2013.)*

10.41

2013 Performance Share Award Agreement between the Company and Stephen E. Hare (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 5, 2013.)*

10.42	Employment Agreement between the Company and Roland C. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 18, 2013.)*

10.43

2013 Non-Qualified Stock Option Award Agreement between the Company and Roland C. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 18, 2013.)*

Exhibit Number	Exhibit

10.44

2013 Restricted Stock Unit Award Agreement between the Company and Roland C. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 18, 2013.)*

10.45

2013 Performance Share Award Agreement between the Company and Roland C. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 18, 2013.)*

10.46

2003 OfficeMax Incentive and Performance Plan (amended and restated effective as of April 29, 2013) (Incorporated by reference to Appendix A to the Definitive Proxy Statement of OfficeMax filed with the SEC on March 19, 2013.)*

10.47	Amendment to the 2003 OfficeMax Incentive and Performance Plan dated November 6, 2013 (Incorporated by reference from Office Depot, Inc.’s Form S-8, filed with the SEC on November 8, 2013.)*

10.48

Settlement Agreement, dated August 20, 2013 between Office Depot, Inc. and Starboard Value L.P (and entities listed on Exhibit A of the Settlement Agreement) (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on August 21, 2013.)

10.49

Letter Agreement between Office Depot, Inc. and Neil R. Austrian, dated April 5, 2013 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 11, 2013.)*

10.50

Restricted Stock Award Agreement between Office Depot, Inc. and Neil R. Austrian, dated April 5, 2013 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 11, 2013.)*

10.51

Restricted Stock Unit Award Agreement between Office Depot, Inc. and Neil R. Austrian, dated April 5, 2013 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 11, 2013.)*

10.52

Form of Letter Agreement (amending the Change in Control Agreements with each of Michael D. Newman, Elisa D. Garcia and Steve M. Schmidt) (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 26, 2013.)*

10.53

Office Depot Omnibus Amendment to Outstanding Equity and Long-Term Incentive Awards (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 26, 2013.)*

10.54

Termination Agreement, dated as of February 20, 2013, by and among Office Depot, Inc., BC Partners, Inc. and the other investors party thereto (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 22, 2013.)*

10.55

Voting Agreement, dated as of February 20, 2013, by and among Office Depot, Inc., OfficeMax Incorporated, BC Partners, Inc. and the other investors party thereto (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 22, 2013.)

10.56

Form of Second Amendment, dated as of March 4, 2013, to the Amended and Restated Credit Agreement dated as of May 25, 2011, as amended by the First Amendment to the Amended and Restated Credit Agreement, dated as of February 24, 2012, among Office Depot, Inc., and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on March 6, 2013).

Exhibit Number	Exhibit

10.57

Form of Third Amendment, dated as of November 5, 2013, to the Amended and Restated Credit Agreement dated as of May 25, 2011, as amended by the First Amendment to the Amended and Restated Credit Agreement, dated as of February 24, 2012 and the Second Amendment to the Amended and Restated Credit Agreement, dated as of March 4, 2013, among Office Depot, Inc., and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein.

10.58

Paper Purchase Agreement dated June 25, 2011 between Boise White Paper, L.L.C. and OfficeMax Incorporated (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q/A, filed with the SEC on October 24, 2011.)**

10.59

Installment Note for $559,500,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Cascade Corporation (now OfficeMax Incorporated) (Initial Holder) dated October 29, 2004 (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2004.)

10.60

Installment Note for $258,000,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Southern Company (Initial Holder) dated October 29, 2004 (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2004.)

10.61	Guaranty by Wachovia Corporation dated October 29, 2004 (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2004.)

10.62

Restructuring Agreement and Amendment No. 1 to Securityholders Agreement by and among Boise Cascade Holdings, L.L.C., Boise Cascade, L.L.C., Boise Land & Timber Corp., Forest Product Holdings, L.L.C., OfficeMax Incorporated and Kooskia Investment Corporation, dated as of November 10, 2006 (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on November 15, 2006.)

10.63

Securityholders Agreement among Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C., dated October 29, 2004 (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2004.)

10.64

Purchase Agreement dated December 13, 2004, between OMX Timber Finance Investments I, LLC, OMX Timber Finance Investments II, LLC, OfficeMax Incorporated, Wachovia Capital Markets, LLC, and Lehman Brothers Inc. (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on December 17, 2004.)

10.65

Indemnification Agreement dated December 13, 2004, between Wachovia Corporation, Lehman Brothers Holdings Inc., OMX Timber Finance Investments I, LLC, OMX Timber Finance Investments II, LLC, OfficeMax Incorporated, Wachovia Capital Markets, LLC, Lehman Brothers Inc. (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on December 17, 2004.)

10.66	Director Stock Compensation Plan, as amended through September 26, 2003 (Incorporated by reference from OfficeMax Incorporated’s Annual Report on Form 10-K, filed with the SEC on March 2, 2004.)*

10.67	2003 Director Stock Compensation Plan, as amended through September 26, 2003 (Incorporated by reference from OfficeMax Incorporated’s Annual Report on Form 10-K, filed with the SEC on March 2, 2004.)*

Exhibit Number	Exhibit

10.68

Amendment to the OfficeMax Incorporated 2003 Director Stock Compensation Plan (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 20, 2007.)*

10.69	Form of 2007 Directors’ Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on August 1, 2007.)*

10.70	Form of 2008 Director Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on July 29, 2008.)*

10.71	Form of Executive Officer Change in Control Severance Agreement (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2008.)*

10.72	Form of 2009 Nonqualified Stock Option Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 18, 2009.)*

10.73	Form of 2009 Director Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on July 28, 2009.)*

10.74	Form of 2010 Nonqualified Stock Option Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 16, 2010.)*

10.75	Form of 2010 Director Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on August 3, 2010.)*

10.76

Employment Agreement between OfficeMax Incorporated and Ravi Saligram dated October 13, 2010 (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on October 19, 2010.)*

10.77

Form of 2010 Nonqualified Stock Option Award Agreement between OfficeMax Incorporated and Ravi Saligram (first) (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on October 19, 2010.)*

10.78

Form of 2010 Nonqualified Stock Option Award Agreement between OfficeMax Incorporated and Ravi Saligram (second) (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on October 19, 2010.)*

10.79

Form of Restricted Stock Unit Award Agreement – Time-Based between OfficeMax Incorporated and Ravi Saligram (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on October 19, 2010.)*

10.80

Form of Change in Control Letter Agreement between OfficeMax Incorporated and Ravi Saligram (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on October 19, 2010.)*

10.81

Form of Nondisclosure and Fair Competition Agreement between OfficeMax Incorporated and Ravi Saligram (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on October 19, 2010.)*

10.82	Form of 2011 Nonqualified Stock Option Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 15, 2011.)*

10.83	Form of 2011 Director Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on August 2, 2011.)*

10.84	Form of 2012 Nonqualified Stock Option Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 22, 2012.)*

Exhibit Number	Exhibit

10.85	Form of 2012 Performance-Based RSU Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 22, 2012.)*

10.86	Form of 2012 Performance Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 22, 2012.)*

10.87	Form of 2012 Director Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on July 31, 2012.)*

10.88	Form of 2004 Director Restricted Stock Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on December 15, 2004.)*

10.89	Form of Retention Bonus Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on July 29, 2013.)*

10.90

First Amendment to Paper Purchase Agreement dated June 20, 2013 between Boise White Paper, L.L.C. and OfficeMax Incorporated (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2013.)**

10.91

Fourth Amended and Restated Operating Agreement of Boise Cascade Holdings, L.L.C. (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on March 4, 2013.)

10.92	2005 Directors Deferred Compensation Plan (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on December 15, 2004).*

10.93(3)

Deferred Compensation and Benefits Trust, as amended for the Form of Sixth Amendment dated May 1, 2001 (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2001.)*

10.94

2001 Board of Directors Deferred Compensation Plan, as amended through September 26, 2003 (Incorporated by reference from OfficeMax Incorporated’s Annual Report on Form 10-K, filed with the SEC on March 2, 2004.)*

10.95

Amendment to OfficeMax Incorporated 2005 Directors Deferred Compensation Plan (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2008.)*

10.96	Change in Control Letter Agreement between OfficeMax Incorporated and Deborah A. O’Connor dated December 11, 2008.*

10.97	Retention Bonus Agreement between OfficeMax Incorporated and Deb O’Connor dated May 1, 2013.*

10.98	Retention Bonus Agreement between OfficeMax Incorporated and Deborah O’Connor dated July 24, 2013.*

21	List of Office Depot, Inc.’s Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Auditors

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Financial statements of Office Depot de Mexico, S.A. de C.V. and Subsidiaries as of July 9, 2013 (Unaudited) and December 31, 2012

(101.INS)	XBRL Instance Document

Exhibit Number	Exhibit

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**

Denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The confidential portions have been submitted separately to the Securities and Exchange Commission.

(1)

As noted herein, certain documents incorporated by reference in this Exhibit Index have been filed previously by Office Depot, Inc. with the Securities and Exchange Commission, Commission file number 1-10948 and certain documents have been filed previously by OfficeMax Incorporated with the Securities and Exchange Commission, Commission file number 1-5057.

(2)

The Trust Indenture between Boise Cascade Corporation (now OfficeMax Incorporated) and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended, was filed as exhibit 4 in OfficeMax Incorporated’s Registration Statement on Form S-3 No. 33-5673, filed May 13, 1986. The Trust Indenture has been supplemented on seven occasions as follows: The First Supplemental Indenture, dated December 20, 1989, was filed as exhibit 4.2 in OfficeMax Incorporated’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 No. 33-32584, filed December 20, 1989. The Second Supplemental Indenture, dated August 1, 1990, was filed as exhibit 4.1 in OfficeMax Incorporated’s Current Report on Form 8-K filed on August 10, 1990. The Third Supplemental Indenture, dated December 5, 2001, between Boise Cascade Corporation and BNY Western Trust Company, as trustee, to the Trust Indenture dated as of October 1, 1985, between Boise Cascade Corporation and U.S. Bank Trust National Association (as successor in interest to Morgan Guaranty Trust Company of New York) was filed as exhibit 99.2 in OfficeMax Incorporated’s Current Report on Form 8-K filed on December 10, 2001. The Fourth Supplemental Indenture dated October 21, 2003, between Boise Cascade Corporation and U.S. Bank Trust National Association was filed as exhibit 4.1 in OfficeMax Incorporated’s Current Report on Form 8-K filed on October 20, 2003. The Fifth Supplemental Indenture dated September 16, 2004, among Boise Cascade Corporation, U.S. Bank Trust National Association and BNY Western Trust Company was filed as exhibit 4.1 to OfficeMax Incorporated’s Current Report on Form 8-K filed on September 22, 2004. The Sixth Supplemental Indenture dated October 29, 2004, between OfficeMax Incorporated and U.S. Bank Trust National Association was filed as exhibit 4.1 to OfficeMax Incorporated’s Current Report on Form 8-K filed on November 4, 2004. The Seventh Supplemental Indenture, made as of December 22, 2004, between OfficeMax Incorporated and U.S. Bank Trust National Association was filed as exhibit 4.1 to OfficeMax Incorporated’s Current Report on Form 8-K filed on December 22, 2004. Each of the documents referenced in this footnote is incorporated herein by reference.

(3)

The Deferred Compensation and Benefits Trust, as amended and restated as of December 13, 1996, was filed as exhibit 10.18 in OfficeMax Incorporated’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Amendment No. 4, dated July 29, 1999, to the Deferred Compensation and Benefits Trust was filed as exhibit 10.18 in OfficeMax Incorporated’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Amendment No. 5, dated December 6, 2000, to the Deferred Compensation and Benefits Trust was filed as exhibit 10.18 in OfficeMax Incorporated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment No. 6, dated May 1, 2001, to the Deferred Compensation and Benefits Trust was filed as exhibit 10 in OfficeMax Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001. Each of the documents referenced in this footnote is incorporated herein by reference.