Form 10-Q
period 2014-03-29
OFFICE DEPOT INC
filed 2014-05-06
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2014

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At March 29, 2014, there were 534,745,785 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended
	March 29,	March 30,
	2014	2013
Sales	$4,354	$2,718
Cost of goods sold and occupancy costs	3,339	2,058

Gross profit	1,015	660
Selling, general and administrative expenses	943	626
Asset impairments	50	5
Merger, restructuring, and other operating expenses, net	101	19

Operating income (loss)	(79)	10
Other income (expense):
Interest income	6	—
Interest expense	(25)	(16)
Other income, net	1	6

Loss before income taxes	(97)	—
Income tax expense	11	7

Net loss	(108)	(7)
Less: Results attributable to the noncontrolling interests	1	—

Net loss attributable to Office Depot, Inc.	(109)	(7)

Preferred stock dividends	—	10

Net loss available to common stockholders	$(109)	$(17)

Net loss per share:
Basic	$(0.21)	$(0.06)
Diluted	$(0.21)	$(0.06)

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 25, 2014 (the “2013 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	13 Weeks Ended
	March 29, 2014	March 30, 2013
Net loss	$(108)	$(7)
Other comprehensive loss, net of tax where applicable:
Foreign currency translation adjustments	2	(13)
Other	(1)	1

Total other comprehensive income (loss), net of tax, where applicable	1	(12)

Comprehensive loss	(107)	(19)
Comprehensive income attributable to the noncontrolling interests	1	—

Comprehensive loss attributable to Office Depot, Inc.	$(108)	$(19)

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2013 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	March 29,	December 28,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$870	$955
Receivables, net	1,312	1,333
Inventories	1,613	1,812
Assets of consolidated joint venture held for sale	160	—
Prepaid expenses and other current assets	290	296

Total current assets	4,245	4,396
Property and equipment, net	1,161	1,309
Goodwill	388	398
Other intangible assets, net	106	113
Timber notes receivable	940	945
Deferred income taxes	36	35
Other assets	235	281

Total assets	$7,111	$7,477

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,284	$1,426
Accrued expenses and other current liabilities	1,335	1,463
Income taxes payable	9	4
Liabilities of consolidated joint venture held for sale	58	—
Short-term borrowings and current maturities of long-term debt	35	29

Total current liabilities	2,721	2,922
Deferred income taxes and other long-term liabilities	673	719
Pension and post-employment obligations	160	163
Long-term debt, net of current maturities	685	696
Non-recourse debt	854	859

Total liabilities	5,093	5,359

Commitments and contingencies
Noncontrolling interest in joint venture	55	54
Stockholders’ equity:
Office Depot, Inc. stockholders’ equity:
Common stock—authorized 800,000,000 shares of $.01 par value; issued shares – 540,661,053 in March 2014 and 536,629,760 in December 2013	5	5
Additional paid-in capital	2,487	2,480
Accumulated other comprehensive income	273	272
Accumulated deficit	(745)	(636)
Treasury stock, at cost – 5,915,268 shares in 2014 and 2013	(58)	(58)

Total Office Depot, Inc. stockholders’ equity	1,962	2,063
Noncontrolling interests	1	1

Total equity	1,963	2,064

Total liabilities and stockholders’ equity	$7,111	$7,477

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2013 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	13 Weeks Ended
	March 29,	March 30
	2014	2013
Cash flows from operating activities:
Net loss	$(108)	$(7)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77	49
Charges for losses on inventories and receivables	20	15
Asset impairments	50	5
Changes in working capital and other	(113)	(156)

Net cash used in operating activities	(74)	(94)

Cash flows from investing activities:
Capital expenditures	(39)	(29)
Proceeds from sale of available for sale securities	22	—
Proceeds from assets sold and other	9	—

Net cash used in investing activities	(8)	(29)

Cash flows from financing activities:
Net payments on employee share-based transactions	(3)	—
Preferred stock dividends	—	(10)
Net proceeds on long- and short-term borrowings	5	17

Net cash provided by financing activities	2	7

Effect of exchange rate changes on cash and cash equivalents	—	(6)
Cash held in consolidated joint-venture held for sale	(5)	—
Net decrease in cash and cash equivalents	(85)	(122)
Cash and cash equivalents at beginning of period	955	671

Cash and cash equivalents at end of period	$870	$549

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2013 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: Office Depot, Inc., including consolidated subsidiaries (“Office Depot” or the “Company”), is a global supplier of office products and services. On November 5, 2013, the Company merged with OfficeMax Incorporated (“OfficeMax”); refer to Note 2 for additional discussion of this merger (the “Merger”). OfficeMax’s results are included in the Condensed Consolidated Statements of Operations and Cash Flows for the first quarter of 2014. The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol ODP. The merged Company currently operates under the Office Depot® and OfficeMax® brands and utilizes other proprietary company and product brand names. As of March 29, 2014, the Company sold to customers throughout North America, Europe, Asia/Pacific, and Latin America through three reportable segments (or “Divisions”): North American Retail Division, North American Business Solutions Division and International Division. Refer to Note 12 for further Division information.

The condensed consolidated interim financial statements as of March 29, 2014 and for the 13-week periods ended March 29, 2014 (also referred to as “the first quarter of 2014”) and March 30, 2013 (also referred to as “the first quarter of 2013”) are unaudited. However, in our opinion, these financial statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

The Company has prepared the quarterly consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Some information and note disclosures, which would normally be included in comprehensive annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those SEC rules and regulations. For a better understanding of the Company and its Condensed Consolidated Financial Statements, we recommend reading these Condensed Consolidated Financial Statements in conjunction with the audited financial statements which are included in the Annual Report on Form 10-K for the year ended December 28, 2013, filed on February 25, 2014, with the SEC. These interim results are not necessarily indicative of the results that should be expected for the full year.

During the fourth quarter of 2013, the Company modified its measure of business segment operating results for management reporting purposes to exclude from the determination of Division operating income (loss) the impacts of asset impairments, restructuring-related activities, and certain other charges and credits. These activities now are being managed at the Corporate level. Refer to Note 12 for additional segment information. Also, to be consistent with how the business is managed, starting in the fourth quarter of 2013, the Company is presenting in Selling, general and administrative expenses the amounts that were previously reported in Operating and selling expenses and General and administrative expenses. Neither the change in Division operating income (loss) nor Statement of Operations presentation had an impact on Consolidated Operating income (loss), Net income (loss), or Earnings (loss) per share for the prior periods presented.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Cash Management: The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Trade accounts payable and Accrued expenses and other current liabilities as of March 29, 2014 and December 28, 2013 included $110 million and $118 million, respectively, of amounts not yet presented for payment drawn in excess of disbursement account book balances, after considering offset provisions.

At March 29, 2014, cash and cash equivalents held outside the United States amounted to $311 million.

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

In the first quarters of 2014 and 2013, the Company withdrew $128 million and $75 million, respectively, under the facility. Receivables sold for which the Company did not obtain cash directly from the financial institution are included in Receivables, net and amount to $14 million and $10 million as of March 29, 2014 and December 28, 2013, respectively. A retention guarantee of $14 million and $13 million is included in Prepaid expenses and other current assets as of March 29, 2014 and December 28, 2013, respectively.

New Accounting Standards: In April 2014, the Financial Accounting Standards Board issued an accounting standards update that changes the criteria for reporting discontinued operations and modifies the disclosures for other dispositions. Under the new guidance, only disposals representing a strategic shift in operations will be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The new standard is to be applied prospectively and is effective for the Company in the first quarter of 2015. Early adoption is permitted with some limitations. The Company is evaluating the new guidance, but currently does not expect it to have a significant impact on the consolidated financial statements.

NOTE 2. MERGER

On November 5, 2013, the Company completed its merger with OfficeMax. Each former share of OfficeMax common stock issued and outstanding immediately prior to the Merger was converted to 2.69 shares of Office Depot common stock. The Company issued approximately 240 million shares of Office Depot, Inc. common stock to former holders of OfficeMax common stock, representing approximately 45% of the approximately 530 million total shares of Company common stock outstanding on the Merger date. Additionally, OfficeMax employee based stock options and restricted stock were converted into mirror awards exercisable or earned in Office Depot, Inc. common stock. The value of these awards was apportioned between total Merger consideration and unearned compensation to be recognized over the remaining original vesting periods of the awards. Office Depot was determined to be the acquirer for accounting purposes.

The Merger was an all-stock transaction, valued at the closing price of Office Depot, Inc. common stock on the Merger date. Approximately $1.4 billion of consideration was allocated on a preliminary basis, pending completion of the valuation of the fair value of assets acquired and liabilities assumed. Goodwill has not yet been allocated to the reporting units. The valuation will be finalized during the measurement period which will not exceed one year from the Merger date.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

In March 2014, the Company agreed in principle to sell its 51% capital stock interest in its Mexican joint venture, Grupo OfficeMax S. de R.L. de C.V. and related entities (together “Grupo OfficeMax”), which was acquired in the Merger, to its joint venture partner for cash. Transaction documentation and regulatory review are expected to be completed during the second quarter of 2014. The agreed upon sales price is considered to be the best estimate of the joint venture fair value at the Merger date and, accordingly, prior joint venture fair value estimates have been adjusted, resulting in a decrease in goodwill. The current estimate of costs to sell are not significant. The Company expects to receive future royalty and product sourcing cash flows from this business, therefore, the transaction is not presented as discontinued operations under current accounting rules. The entity’s assets and liabilities are presented in the Condensed Consolidated Balance Sheet at March 29, 2014, as Assets of consolidated joint venture held for sale and Liabilities of consolidated joint venture held for sale, respectively, and include the following:

(In millions)
Cash and cash equivalents	$5
Receivables, net	15
Inventories	66
Property and equipment, net	39
Goodwill	24
Other assets	11

Assets of consolidated joint venture held for sale	$160

Trade payables	$27
Accrued expenses	17
Debt	10
Other liabilities	4

Liabilities of consolidated joint venture held for sale	$58

As the Company has worked to complete the purchase price allocation during the measurement period, certain preliminary values have been adjusted, including the $24 million of goodwill allocated to the Grupo OfficeMax business and noncontrolling interests discussed above. Additionally, initial amounts allocated to certain international property and equipment accounts decreased by $16 million, $1 million deferred tax liabilities were redistributed across entities, and customer intangible accounts increased by $1 million. The net impact of these adjustments was to reduce goodwill by $10 million.

Under the guidance on accounting for business combinations, merger and integration costs are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. Transaction-related expenses are included in the Merger, restructuring, and other operating expenses, net line in the Condensed Consolidated Statements of Operations. Refer to Note 3 for additional information about the expenses incurred during the first quarter of 2014.

Additionally, in accordance with certain Merger-related agreements, which the Company entered into with the holders of the Company’s redeemable preferred stock concurrently with the execution of the Merger Agreement, in both July and November 2013, the Company redeemed 50% of the redeemable preferred stock outstanding. Redeemable preferred stock dividends included in the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the first quarter of 2013 relate to contractual dividends incurred prior to the redemptions.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 3. MERGER, RESTRUCTURING, AND OTHER ACCRUALS

In recent years, the Company has taken restructuring actions to adapt to changing and competitive conditions. These actions include closing facilities, consolidating functional activities, disposing of businesses and assets, and taking actions to improve process efficiencies. Additionally, the Merger was approved and completed in 2013 and integration activities began. In connection with the Merger, the Company assumed exit liabilities previously recorded by OfficeMax.

Starting in the fourth quarter of 2013, the Company began presenting Merger, restructuring and other operating expenses, net on a separate line in the Consolidated Statements of Operations to identify these activities apart from the expenses incurred to sell to and service its customers. Prior period presentation has been updated accordingly.

During the first quarter of 2014, these expenses totaled $101 million, with $96 million of Merger-related expenses and $5 million of net restructuring and certain other expenses. As noted in the Basis of Presentation in Note 1, these expenses are not reported in Division operating income.

Merger-related expenses include (i) $21 million related to transaction and integration activities, which were primarily legal, accounting, and integration-related; (ii) $71 million of employee related expenses for cash termination benefits, acceleration of share-based compensation for departing employees and certain incentives to relocate, retain and motivate employees; and (iii) $4 million of other expenses. Refer to Note 2 for additional information on the Merger.

Restructuring expenses primarily relate to activities in Europe, such as severance and other costs for organizational changes.

Exit costs

Of the $101 million Merger, restructuring and other expenses, net recognized in the first quarter of 2014, certain amounts are considered exit costs and included as charges incurred in the table below. Transaction, integration, certain shareholder-related and other expenses are not considered exit costs. The share-based compensation that was recognized against additional paid-in capital is also not presented in the exit cost table. The table includes $71 million of employee compensation expenses from Merger and restructuring activities, presented as termination benefits and other costs. In addition, the table presents expenses related to facilities closed as part of ongoing operations which is included in Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

(In millions)	Beginning Balance	Charges Incurred	Cash Payments	Currency, Lease Accretion and Other Adjustments	Ending Balance
2014
Termination benefits
Merger-related accruals	$23	$48	$(32)	$—	$39
Other restructuring accruals	5	4	(3)	—	6
Acquired entity accruals	4	—	(1)	(2)	1

	32	52	(36)	(2)	46

Lease and contract obligations, accruals for facilities closures and other costs
Merger-related accruals	25	20	(20)	(1)	24
Other restructuring accruals	62	2	(16)	2	50
Acquired entity accruals	59	—	(7)	(1)	51

	146	22	(43)	—	125

Total	$178	$74	$(79)	$(2)	$171

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 4. INVESTMENTS

Unconsolidated Joint Venture

From 1994 through the third quarter of 2013, the Company participated in a joint venture that sells office products and services in Mexico and Central and South America and accounted for this investment under the equity method. In the third quarter of 2013, the Company sold its 50% investment in Office Depot de Mexico, S.A. de C.V. (“Office Depot de Mexico”) to Grupo Gigante, S.A.B. de C.V. (“Grupo Gigante”), the joint venture partner. For periods prior to the sale, the Company’s proportionate share of Office Depot de Mexico’s net income was presented in Other income (expense), net in the Condensed Consolidated Statements of Operations and totaled $7 million in the first quarter of 2013.

Boise Cascade Holdings, LLC and Boise Cascade Company Common Stock

The Company directly owns approximately 20% of the voting equity securities (“Common Units”) of Boise Cascade Holdings, L.L.C. (“Boise Cascade Holdings”), a building products company that originated in connection with the OfficeMax sale of its paper, forest products and timberland assets in 2004. At December 28, 2013, Boise Cascade Holdings owned common stock of Boise Cascade Company (“Boise Cascade”), a publicly traded entity, which gave the Company the indirect ownership interest of approximately 4% of the shares of Boise Cascade. The investment in Boise Cascade Holdings is accounted for under the cost method because the Company does not have the ability to significantly influence the entity’s operating and financial policies. At December 28, 2013, the investment of $46 million is included in Other assets in the Condensed Consolidated Balance Sheet.

During the first quarter of 2014, Boise Cascade Holdings distributed to its shareholders all of the Boise Cascade common stock it held. The Company received 1.6 million shares in this distribution. Through March 29, 2014, the Company disposed of 785 thousand shares in open market transactions for total cash proceeds of $22 million. The remaining shares are classified as available for sale securities and included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The Company expects to liquidate the remaining stock holdings during 2014. At March 29, 2014, the aggregate fair value of the remaining securities was $20 million. See Note 10 for additional fair value information.

NOTE 5. DEBT

Amended Credit Agreement

Based on the March borrowing base certificate, at March 29, 2014, the Company had approximately $1.1 billion of available credit under the asset-based, multi-currency revolving credit facility (the “Facility”) provided by the Amended and Restated Credit Agreement entered into in May 2011, as amended effective February 2012, March 2013, and November 2013. Letters of credit outstanding under the Facility totaled $101 million. There were no borrowings under the Facility in the first quarter of 2014.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Other Long-Term Debt

OfficeMax is the borrower under several conduit tax-exempt bond financings, also referred to as revenue bonds, pursuant to which it is obligated to provide copies of its Annual Report on Form 10-K to certain bond trustees and holders. Following the Merger with Office Depot, OfficeMax is no longer a reporting company. The Company has obtained the requisite consents to substitute the Annual Report and audited consolidated financial statements of Office Depot for those of OfficeMax.

NOTE 6. INCOME TAXES

For the first quarter of 2014, the Company recognized income tax expense on a pretax loss because, as in prior periods, deferred tax benefits were not recognized on pretax losses in certain tax jurisdictions with valuation allowances, while income tax expense was recognized in tax jurisdictions with pretax earnings. Accordingly, interim income tax reporting is likely to result in significant variability of the effective tax rate throughout the course of the year. Changes in pretax income projections and the mix of income across jurisdictions could also impact the effective tax rate each quarter.

The Company has significant deferred tax assets in the U.S. and in foreign jurisdictions against which valuation allowances have been established to reduce such deferred tax assets to the amount that is more likely than not to be realized. As of the first quarter of 2014, valuation allowances remain in certain foreign jurisdictions where the Company believes it is necessary to see further positive evidence, such as sustained achievement of cumulative profits, before these valuation allowances can be released. If such positive evidence develops in 2014, the Company may release all or a portion of the remaining valuation allowances in these jurisdictions as early as the second quarter of 2014. Such release would result in an income tax benefit of $4 million in the period of release. The Company will continue to assess the realizability of its deferred tax assets.

The Company files a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. During the first quarter of 2014, the Company received notification that the Internal Revenue Service (“IRS”) had completed its examination of the legacy Office Depot 2012 U.S. federal income tax return with no changes. The legacy OfficeMax U.S. consolidated group is no longer subject to U.S. federal income tax examinations for years prior to 2010, and in the first quarter of 2014, received notification that the IRS will begin its examination of the 2012 year. The U.S. federal income tax return for 2013 is under concurrent year review. With few exceptions, the legacy Office Depot and legacy OfficeMax consolidated groups are no longer subject to U.S. state and local income tax examinations for years before 2010 and 2006, respectively. Generally, the Company is subject to routine examination for years 2006 and forward in its international tax jurisdictions.

The Company believes it is reasonably possible that its balance of unrecognized tax benefits could decrease by as much as $3 million within the next 12 months due to settlements with certain tax authorities. This decrease could have a positive impact on income tax expense in the period of change, depending upon the terms of settlement. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 7. STOCKHOLDERS’ EQUITY

The following table reflects the changes in stockholders’ equity attributable to both Office Depot, Inc. and noncontrolling subsidiary interests.

(In millions)	Attributable to Office Depot, Inc.	Attributable to noncontrolling interests	Total
Stockholders’ equity at December 28, 2013	$2,063	$1	$2,064
Net income (loss)	(109)	1	(108)
Other comprehensive income (loss)	1	(1)	—
Share transactions under employee related plans	(3)	—	(3)
Amortization of long-term incentive stock grants	10	—	10

Stockholders’ equity at March 29, 2014	$1,962	$1	$1,963

Because of valuation allowances in U.S. and several international taxing jurisdictions, items other than deferred pension amounts generally have little or no tax impact. The component balances are net of immaterial tax impacts, where applicable.

Other comprehensive income (loss) activity, net of tax, where applicable, is provided in the following table:

(In millions)	Foreign Currency Translation Adjustments	Other	Total
Balance at December 28, 2013	$264	$8	$272
Other comprehensive income (loss) activity before reclassifications	2	(1)	1

Balance at March 29, 2014	$266	$7	$273

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 8. EARNINGS PER SHARE

The following table represents the calculation of net earnings (loss) per common share (“EPS”):

	First Quarter
(In millions, except per share amounts)	2014	2013
Basic Loss Per Share
Numerator:
Net loss available to common shareholders	$(109)		$(17)
Denominator:
Weighted-average shares outstanding	530		282
Basic loss per share	$(0.21)		$(0.06)

Diluted Loss Per Share
Numerator:
Net loss attributable to Office Depot, Inc.	$(109)		$(7)
Denominator:
Weighted-average shares outstanding	530		282
Effect of dilutive securities:
Stock options and restricted stock	—		6
Redeemable preferred stock	—		81

Diluted weighted-average shares outstanding	530		369
Diluted loss per share	$(0.21)	$	N/A

The weighted average share calculation for the first quarter 2014 is impacted by the shares issued in connection with the Merger. Potentially dilutive stock options and restricted stock of 9 million shares were excluded from the first quarter 2014 diluted loss per share calculation because of the net loss in the period.

Awards of options and nonvested shares representing an additional 12 million and 8 million shares of common stock were outstanding for the first quarters of 2014 and 2013, respectively, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive. For the periods presented, no tax benefits have been assumed in the weighted average share calculation in jurisdictions with valuation allowances.

Shares of the redeemable preferred stock were fully redeemed in 2013. In periods in which the redeemable preferred stock were outstanding, basic EPS was computed after consideration of preferred stock dividends. The redeemable preferred stock had equal dividend participation rights with common stock that required application of the two-class method for computing earnings per share. In periods of sufficient earnings, this method assumes an allocation of undistributed earnings to both participating stock classes. The two-class method was not applicable to the first quarter of 2013 because it would have been antidilutive. The first quarter 2013 diluted share amount is provided for informational purposes, as the loss for the period causes basic earnings per share to be the most dilutive. The preferred stockholders were not required to fund losses. Refer to Note 2 for further redemption details.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 9. EMPLOYEE BENEFIT PLANS

Pension and Other Postemployment Benefit Plans – North America

The components of net periodic pension (benefit) cost for the Company’s North American pension and other postemployment plans are as follows:

	First Quarter 2014
(In millions)	Pension Benefits	Other Benefits
Service cost	$1	$—
Interest cost	13	—
Expected return on plan assets	(15)	—

Net periodic pension benefit	$(1)	$—

In the first quarter of 2014, $1 million cash contribution was made to the North American pension and other postemployment plans. Of the $49 million additional cash contribution expected to be made by the Company to the North American pension and other postemployment plans in 2014, $37 million was contributed in April 2014.

Pension Plan – Europe

The components of net periodic pension benefit for the Company’s foreign pension plan are as follows:

	First Quarter
(In millions)	2014	2013
Service cost	$—	$—
Interest cost	3	2
Expected return on plan assets	(4)	(3)

Net periodic pension benefit	$(1)	$(1)

The plan is in a net asset position. There are no funding requirements while the plan has an asset surplus.

Net periodic pension benefits for the North American and European pension and other postemployment benefit plans are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 10. DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Instruments and Hedging Activities

As a global supplier of office products and services the Company is exposed to risks associated with changes in foreign currency exchange rates, fuel and other commodity prices and interest rates. Depending on the exposure, settlement timeframe and other factors, the Company may enter into derivative transactions to mitigate those risks. The Company may designate and account for such qualifying arrangements as hedges. Historically, the Company has not entered into transactions to hedge its net investment in foreign operations but may do so in future periods.

Financial instruments authorized under the Company’s established risk management policy include spot trades, swaps, options, caps, collars, forwards and futures. Use of derivative financial instruments for speculative purposes is expressly prohibited. The fair value and activity of derivative financial instruments were not material as of March 29, 2014 and December 28, 2013 and for the periods ended March 29, 2014 and March 30, 2013.

Financial Instruments

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

The fair values of foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data (Level 2 measure). At the end of the first quarter of 2014, the amounts receivable or payable under foreign currency and fuel contracts were not significant.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The following table presents information about financial instruments at the balance sheet dates indicated.

	March 29, 2014		December 28, 2013
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Timber notes receivables	$940	$937	$945	$933
Boise investment	$20	$20	$46	$47
Financial liabilities
Recourse debt
9.75% senior secured notes	$250	$291	$250	$290
7.35% debentures, due 2016	18	19	18	19
Revenue bonds, due in varying amounts periodically through 2029	186	186	186	186
American & Foreign Power Company, Inc. 5% debentures, due 2030	13	13	13	13
Non-recourse debt	$854	$852	$859	$851

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	Timber notes receivable: Fair value is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms with comparable credit risk (Level 2 measure).

•	Boise investment: Fair value at December 28, 2013 was calculated as the sum of the market value of the Company’s indirect investment in Boise Cascade, the primary investment of Boise Cascade Holdings, plus the Company’s portion of any cash held by Boise Cascade Holdings as of the balance sheet date (together, Level 2 measure). The Company’s indirect investment in Boise Cascade was calculated using the number of shares the Company indirectly held in Boise Cascade multiplied by its closing stock price as of the last trading day prior to the balance sheet date.

The fair value at March 29, 2014 is based on the number of shares of Boise Cascade held by the Company multiplied by its closing stock price as of the last trading day prior to the balance sheet date (Level 1 measure). Refer to Note 4 for further details.

•	Recourse debt: Recourse debt for which there were no transactions on the measurement date was valued based on quoted market prices near the measurement date when available or by discounting the future cash flows of each instrument using rates based on the most recently observable trade or using rates currently offered to the Company for similar debt instruments of comparable maturities (Level 2 measure).

•	Non-recourse debt: Fair value is estimated by discounting the future cash flows of the instrument at rates currently available to the Company for similar instruments of comparable maturities (Level 2 measure).

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

The Company recognized store asset impairment charges of $9 million and $5 million, in the first quarters of 2014 and 2013, respectively. The first quarter of 2014 impairment charge included $1 million from a decision in March 2014 to close the 19 stores in Canada acquired as part of the Merger. The remaining first quarter of 2014 impairment charge is based on a discounted cash flow analysis of the retail locations that assumes a sales decline next year similar to recent experience, with negative but improving trends for later years. Gross margin and operating costs have been assumed to be consistent with recent actual results and planned activities. For the first quarter 2014 impairment analysis, 51 locations were reduced to estimated fair value of $4 million based on their projected cash flows, discounted at 13% and 361 locations were reduced to estimated salvage value of $8 million. A 100 basis point decrease in next year sales used in these estimates would have increased impairment by approximately $2 million. Independent of the sensitivity on sales assumptions, a 50 basis point decrease in next year gross margin would have increased the impairment by approximately $2 million. The interrelationship of having both of those inputs change as indicated would have resulted in impairment of approximately equal to the sum of the two individual inputs.

As part of the integration of the Office Depot and OfficeMax stores, the Company is developing a new retail strategy. This new strategy is likely to include store closure decisions that could result in modifications to our projected cash flows and significant asset impairment charges may follow. However, at the end of the first quarter of 2014, the impairment analysis reflects the Company’s best estimate of future performance, based on the current business model.

In the first quarter of 2014, the Company also recognized asset impairment charges of $28 million related to the abandonment of a software implementation project in Europe, and $13 million for the write off of capitalized software following certain information technology platform decisions related to the Merger. These charges are included in the Asset impairments line in the Condensed Consolidated Statement of Operations.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is involved in litigation, including class actions, arising in the ordinary course of business. The Company is also subject to lawsuits, investigations, audits and reviews by government authorities and regulatory agencies. While claims in these matters may at times involve substantial monetary demands, except as otherwise disclosed herein the Company does not believe that contingent liabilities related to any of these matters will have a material adverse effect on the Company’s financial position. However, in the future we could incur judgments, enter into settlements or revise our expectations regarding the outcome of these matters, and such developments could have a material adverse effect on our results of operations and cash flows.

In addition to the foregoing, State of California et. al. ex. rel. David Sherwin v. Office Depot was filed in Superior Court for the State of California, Los Angeles County, and unsealed on October 16, 2012. On January 29, 2014, the case, which had been removed to the United States District Court for the Central District of California, was remanded back to the Superior Court. The lawsuit asserts a variety of claims, including claims under the California False Claims Act, based on allegations regarding certain pricing practices under now expired agreements that were in place between 2001 and January 2011, pursuant to which governmental agencies purchased office supplies from us. The Plaintiffs seek monetary damages and other relief and, to the extent that liability is found under the California False Claims Act, the Company could also be subject to the trebling of damages and statutory penalties. The Company has made provision for losses with respect to one claim asserted by the Plaintiffs in the lawsuit. No accrual has been made with respect to the remaining claims as the Company has not determined that losses from such claims are both probable and reasonably estimable. An estimate of the range of reasonably possible losses associated with such claims cannot be made at this time because whether plaintiffs recover such damages and the amount of such recovery may be significantly impacted by court rulings on anticipated motions and other prospective events in the litigation. A non-binding, voluntary mediation is scheduled for the second quarter of 2014, and a trial is currently scheduled for July 2015. The Company anticipates that the Plaintiffs’ settlement demands in the mediation will include monetary compensation at levels that would, if paid, have a material adverse effect on our results of operations and cash flows. If the Company determines to pursue settlement, it may also determine to accrue an additional reserve, including at an amount that could have a material adverse effect on our results of operations and cash flows. If the case is not settled, an adverse judgment at trial could result in significant monetary liability beyond the amounts accrued for to date and have a material adverse effect on our financial condition, results of operations and cash flows. Office Depot intends to vigorously defend itself in this lawsuit.

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

In addition to the foregoing, Heitzenrater v. OfficeMax North America, Inc., et al. was filed in the United States District Court for the Western District of New York in September 2012 as a putative class action alleging violations of the Fair Labor Standards Act and New York Labor Law. The complaint alleges that OfficeMax misclassified its assistant store managers as exempt employees, willfully failed to pay overtime compensation, and seeks unpaid wages, punitive damages, and penalties for record keeping violations. The Company believes that adequate provisions have been made for probable losses and such amounts are not material. However, in light of the early stage of the case and the inherent uncertainty of litigation, the Company is unable to reasonably determine the full effect of the potential liability in the matter. OfficeMax intends to vigorously defend itself in this lawsuit. Further, Kyle Rivet v. Office Depot, Inc., is pending in the United States District Court for the District of New Jersey. The complaint alleges that Office Depot’s use of the fluctuating workweek (FWW) method of pay was unlawful because Office Depot failed to pay a fixed weekly salary and failed to provide its assistant managers with a clear and mutual understanding that they would receive a fixed weekly salary for all hours worked. The plaintiffs similarly seek unpaid overtime, punitive damages, and attorneys’ fees. The Company believes in this case as well that adequate provisions have been made for probable losses and such amounts are not material. However, in light of the early stage of the case and the inherent uncertainty of litigation, the Company is unable to reasonably determine the full effect of the potential liability in these matters. Office Depot intends to vigorously defend itself in these lawsuits.

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

Commitments

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax can elect to require the Company to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. During the first quarter of 2014, the Grupo OfficeMax earnings targets were achieved, but had no impact on the noncontrolling interest value at March 29, 2014. Refer to Note 2 for information about the expected sale of the Company’s interest in Grupo OfficeMax.

NOTE 12. DIVISION INFORMATION

As a result of the Merger, the Company is in a period of transition as it relates to organizational alignment and management reporting which could impact segment reporting in future periods. At March 29, 2014, the Company had the following three reportable segments: North American Retail Division, North American Business Solutions Division, and International Division. Following the date of the Merger, the former OfficeMax U.S. Retail business is included in the North American Retail Division. The former OfficeMax United States and Canadian Contract business is included in the North American Business Solutions Division. The former OfficeMax businesses in Australia, New Zealand and Mexico are included in the International Division. The office supply products and services offered across all operating segments are similar. Certain operating segments are aggregated into the way the business is managed and evaluated. Division operating income (loss) is determined based on the measure of performance reported internally to manage the business and for resource allocation. This measure charges to the respective Divisions those expenses considered directly or closely related to their operations and allocates support costs. Other companies may charge more or less of these items to their segments and results may not be comparable to similarly titled measures used by other entities.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

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

The following is a summary of significant accounts and balances by each of the Divisions, reconciled to consolidated totals.

	Sales
	First Quarter
(In millions)	2014	2013
North American Retail Division	$1,811	$1,143
North American Business Solutions Division	1,540	816
International Division	1,003	759

Total	$4,354	$2,718

	Division Operating Income
	First Quarter
(In millions)	2014	2013
North American Retail Division	$37	$21
North American Business Solutions Division	40	26
International Division	20	7

Total	$97	$54

A reconciliation of the measure of Division operating income to Consolidated loss before income taxes is as follows:

	First Quarter
(In millions)	2014	2013
Total Division operating income	$97	$54
Add/(subtract):
Asset impairments	(50)	(5)
Merger, restructuring, and other operating expenses, net	(101)	(19)
Unallocated expenses	(25)	(20)
Interest income	6	—
Interest expense	(25)	(16)
Other income (expense), net	1	6

Loss before income taxes	$(97)	$—

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The gross amount of goodwill and the amount of accumulated impairment losses as of March 29, 2014 are provided in the following table:

(In millions)	North American Retail Division	North American Business Solutions Division	International Division	Corporate	Total
Goodwill	$2	$370	$907	$377	$1,656
Accumulated impairment losses	(2)	(349)	(907)	—	(1,258)

Balance as of December 28, 2013	—	21	—	377	398
2014 Changes:
Measurement period adjustments	—	—	—	(10)	(10)

Balance as of March 29, 2014	$—	$21	$—	$367	$388

Because the allocation of consideration related to the Merger is incomplete, the goodwill associated with the transaction has not yet been allocated to the reporting units and is included in Corporate above. The purchase price allocation and the allocation of goodwill on a relative fair value basis is expected to be complete within the measurement period that will not exceed one year from the transaction date. Refer to Note 2 for additional information on the goodwill associated with the Merger and measurement period adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

OVERVIEW

Office Depot, Inc., together with our subsidiaries (“Office Depot” or the “Company”), is a global supplier of office products and services to consumers and businesses of all sizes. On November 5, 2013, we merged with OfficeMax Incorporated (“OfficeMax”). We sell to customers throughout North America, Europe, Asia/Pacific, and Latin America through three reportable segments (or “Divisions”): North American Retail Division, North American Business Solutions Division and International Division. The North American Retail Division includes our retail stores in the United States, including Puerto Rico and the U.S. Virgin Islands, which offer office supplies, technology products and solutions, business machines and related supplies, facilities products, and office furniture. Most stores also have a copy and print center offering printing, reproduction, mailing and shipping services. The North American Business Solutions Division sells office supply products and services in Canada and the United States, including Puerto Rico and the U.S. Virgin Islands. North American Business Solutions Division customers are served through dedicated sales forces, catalogs, telesales, and electronically through our Internet sites. Our International Division sells office products and services through direct mail catalogs, contract sales forces, Internet sites, and retail stores in Europe, Asia/Pacific, and Mexico. Following the date of the OfficeMax merger (the “Merger”), (i) the former OfficeMax U.S. Retail business is included in the North American Retail Division; (ii) the former OfficeMax U.S. and Canadian Contract business is included in the North American Business Solutions Division; and (iii) the former OfficeMax business in Australia, New Zealand and Mexico is included in the International Division.

During the fourth quarter of 2013, we modified the measure of business segment operating results for management reporting purposes to exclude from the determination of Division operating income (loss) the impacts of asset impairments, restructuring-related activities, and certain other charges and credits. These activities now are being managed at the Corporate level. The change was intended to present these activities apart from the expenses incurred to sell to and service our customers. Refer to Note 12 of the Condensed Consolidated Financial Statements for additional segment information. Also, to be consistent with how the business is managed, starting in the fourth quarter of 2013, the Company is presenting in Selling, general and administrative expenses the amounts that were previously reported in Operating and selling expenses and General and administrative expenses. Neither the change in Division operating income (loss) nor Statement of Operations presentation had an impact on Consolidated Operating income (loss), Net income (loss), or Earnings (loss) per share for the prior periods presented.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist readers in better understanding and evaluating our financial condition and results of operations. We recommend reading this MD&A in conjunction with our Condensed Consolidated Financial Statements and the Notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2013 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2014 (the “2013 Form 10-K”).

This MD&A contains significant amounts of forward-looking information. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Our discussion of Risk Factors, found in Item 1A of our 2013 Form 10-K, and Forward-Looking Statements, found in Item 1A of our 2013 Form 10-K, apply to these forward-looking statements.

A summary of certain factors impacting results for the 13-week periods ended March 29, 2014 and March 30, 2013 (also referred to as “the first quarter of 2014” and “the first quarter of 2013”, respectively) is provided below. Additional discussion of the 2014 first quarter results is provided in the narrative that follows this overview.

Merger

•	The Merger was completed on November 5, 2013. Accordingly, the first quarter of 2014 is the first full quarter the OfficeMax results have been included in the Condensed Consolidated Statement of Operations. Due to the significance of the OfficeMax results to the Company, the consolidation of OfficeMax sales and operating expense categories in 2014 are the main drivers of the changes in results of operations between the first quarters of 2014 and 2013.

•	The impact of the Merger on total Company sales is as follows:

	First Quarter 2014			% Change
(In millions)	Total Company Sales	Contribution from OfficeMax Banner	First Quarter 2013 Sales	Total Company Sales	Excluding OfficeMax Contribution
North American Retail Division	$1,811	$709	$1,143	58%	(4)%
North American Business Solutions Division	1,540	743	816	89%	(2)%
International Division	1,003	231	759	32%	2%

Total	$4,354	$1,683	$2,718	60%	(2)%

•	Due to the similarities in the underlying businesses under both banners (Office Depot and OfficeMax), the trends impacting the results are often the same. In the Division operating results discussion that follows, where the factors affecting the Office Depot business differ from the factors affecting the OfficeMax business compared to their operations in the first quarter of 2013 (before the Merger), separate explanations will be provided.

•	During March 2014, we agreed in principle to sell our interest in the Grupo OfficeMax business in Mexico to our joint venture partner for cash. The assets and liabilities of that joint venture have been classified as held for sale in the March 29, 2014 Condensed Consolidated Balance Sheet. The transaction is expected to be completed during the second quarter of 2014.

Other Significant Factors Impacting Total Company Results and Liquidity

•	Gross margin decreased 95 basis points in the first quarter of 2014 compared to the first quarter of 2013, resulting primarily due to competitive pressures in the Business Solutions Division and International Division.

•	Total Company Selling, general and administrative expenses increased in the first quarter of 2014 compared to the first quarter of 2013, reflecting the addition of OfficeMax operating expenses in 2014. Selling, general and administrative expenses as a percentage of sales were lower across all Divisions, reflecting lower payroll and advertising expenses, as well as operational efficiencies.

•	Non-cash asset impairment charges of $50 million and $5 million were recorded in the first quarters of 2014 and 2013, respectively. The 2014 charge includes a $28 million asset impairment related to the abandonment of a software implementation project in Europe, $13 million related to the write off of capitalized software following certain information technology platform decisions related to the Merger, and the impact from the decision in March 2014 to close the stores in Canada acquired in the Merger. Both periods include expenses related to underperforming stores in North America.

•	We recognized $101 million of Merger, restructuring, and other operating expenses, net in the first quarter of 2014. This line item includes $96 million of expenses related to the Merger transaction and integration activities and $5 million of restructuring and other operating expenses. Merger-related activities include primarily professional fees, employee related expenses, and the write-off of software assets that will not provide future benefit. Restructuring and other operating expenses primarily relate to activities in Europe. In the first quarter of 2013, this line includes initial merger related expenses and restructuring charges. Merger and integration costs are expected to continue. We estimate that merger and integration expenses will be $400 million during the three-year period of 2014 through 2016, excluding costs related to rationalizing and optimizing the U.S. retail store base and other asset impairments. Costs related to the expected U.S. store closures have not yet been determined. We anticipate that approximately $300 million of these integration expenses will be incurred in 2014.

•	Interest income increased in the first quarter of 2014 primarily due to the impact of OfficeMax Timber Notes income. Interest expenses in the first quarter of 2014 increased when compared to the first quarter of 2013, mainly due to interest expense related to OfficeMax recourse and non-recourse debt, which was partially offset by the decline in interest expense resulting primarily from the maturity of $150 million of the 6.25% senior notes in August 2013.

•	The effective tax rate for the first quarter of 2014 was -11%, reflecting the impact of valuation allowances limiting recognition of deferred tax assets. Because of the valuation allowances and changes in the mix of earnings among jurisdictions, the Company continues to experience significant effective tax rate volatility within the year and across years.

•	Loss per share was $(0.21) in the first quarter of 2014 compared to a loss per share of $(0.06) in the first quarter of 2013. The weighted average shares used for the first quarter of 2014 EPS calculation include the impact of shares issued in the fourth quarter of 2013 in connection with the Merger.

•	At March 29, 2014, we had $870 million in cash and cash equivalents and $1.1 billion available on our asset based credit facility. Cash flow from operating activities was a use of $74 million for the first quarter of 2014.

OPERATING RESULTS

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

NORTH AMERICAN RETAIL DIVISION

	First Quarter
(In millions)	2014	2013
Sales	$1,811	$1,143
% change	58%	(6)%
Division operating income	$37	$21
% of sales	2.0%	1.9%
Comparable store sales decline	(2)%	(5)%

Sales in our North American Retail Division increased 58% in the first quarter of 2014 compared to sales in the same period last year, primarily as a result of the addition of OfficeMax 2014 sales of $709 million. Excluding the OfficeMax sales, 2014 sales would have decreased 4%.

Comparable store sales in 2014 from the 1,071 stores under the Office Depot banner that were open for more than one year decreased 2%. For the Office Depot banner, transactions and average order value declined. Lower transaction counts reflect lower customer traffic. Sales of computers and related products declined, with certain Office Depot unit sales increasing at lower average selling prices. Sales of supplies were lower, while sales in Office Depot Copy and Print Depot increased.

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

In addition to comparable sales trends discussed above, total sales decline was also impacted by store closures. The Company believes that some shoppers continue to purchase in Company stores in proximity to closed locations and online or through catalogs. Online and catalog sales are reported in the North American Business Solutions Division. While store closures result in lower sales in the North American Retail Division, they are typically lower performing stores and future Division operating income may benefit.

The North American Retail Division reported operating income of $37 million in the first quarter of 2014, compared to $21 million in the same period of prior year. Division operating income was negatively affected by the impact our comparable sales decline had on gross profit and fixed operating expenses (the “flow through impact”). However, the closure of underperforming stores provided some benefit, such as lower occupancy costs. The operations of stores under both banners realized lower payroll and lower advertising expenses. These benefits reflect prior restructuring under the Office Depot banner, synergies from combining the two companies and the timing of certain activities across interim periods. Division operating income in 2014 includes the positive contribution from the Merger. As the integration of the businesses continues, the identity of benefits will not be clear at the individual banner level and will be addressed at the Division level.

During the first quarter of 2014, the North American Retail Division opened two stores and closed 14, ending the period with a store count of 1,900.

The Company has begun the assessment of how best to manage the combined portfolio of stores and initially anticipates closing at least 400 stores by the end of 2016. The Company expects to close approximately 150 stores in 2014, with the majority to be closed in the fourth quarter. The total closures are expected to result in at least $75 million in annual run-rate synergies by the end of 2016 and are expected to be accretive to earnings beginning in 2015. The Company continues to finalize its real estate portfolio optimization plan and determine expected working capital savings and costs related to the store closures.

This assessment is expected to result in exit costs associated with facility closures and product harmonization. Closures likely will include Office Depot and OfficeMax locations. Charges associated with these decisions will be reported as appropriate in Cost of goods sold and occupancy costs, Asset impairments and Merger, restructuring and other operating expenses, net in the Consolidated Statement of Operations. These charges will be reflected in Corporate reporting, and not included in the determination of Division income in future periods.

NORTH AMERICAN BUSINESS SOLUTIONS DIVISION

	First Quarter
(In millions)	2014	2013
Sales	$1,540	$816
% change	89%	(1)%
Division operating income	$40	$26
% of sales	2.6%	3.2%

Sales in our North American Business Solutions Division increased 89% in the first quarter of 2014 compared to sales in the same period in the prior year, primarily as a result of the addition of OfficeMax 2014 sales of $743 million. Excluding the OfficeMax sales, first quarter 2014 sales would have decreased 2%.

Sales under the Office Depot banner in the first quarter of 2014 compared to the same period in 2013 decreased in the contract channel and increased in the direct channel. The decline in the contract channel in part reflects negative impacts from adverse weather and a shift in timing of New Year holiday business, partially offset by the positive impact of Easter holiday timing. The segmentation of contract channel sales on a combined basis is not available. Online sales through the direct channel increased during 2014, reflecting efforts to enhance the Internet shopping offering and experience. The increased online sales were partially offset by reduced catalog and call center sales. We anticipate this shift in customer shopping preference will continue. On a product category basis, ink, toner and paper sales were lower, while copy and print and cleaning and breakroom sales increased.

Division operating income for the first quarter 2014 was $40 million, compared to $26 million in the same period of the prior year. Division operating income as a percentage of sales declined in the first quarter of 2014 compared to the same period in 2013, reflecting in part the impact of adding OfficeMax contract channel customers with a higher mix of lower margin accounts. The Company will focus on improving the overall mix of customers and offering margin enhancing products and services to align more with the Office Depot contract channel customers. Partially offsetting these margin impacts, the Division realized lower payroll and advertising expense as a percentage of sales across the channels compared to the prior year. These cost decreases reflect both efficiencies of combining the companies and certain timing across interim periods. Division operating income in 2014 includes the positive contribution from the Merger.

In March 2014, the Company decided to close the 19 stores in Canada that were added as part of the Merger. Because this decision was after the Merger date, the fair value of assets for these locations recognized in purchase accounting has been written down to the amount recoverable through operations prior to closing. That impairment charge has been reflected in the Asset impairments line in the Condensed Consolidated Statement of Operations and as a Corporate charge not included in determination of Division operating income. Additional charges for severance and lease liabilities are likely as these stores are closed in the second quarter of 2014. Those charges, too, will be recognized at the Corporate level.

INTERNATIONAL DIVISION

	First Quarter
(Dollars in millions)	2014	2013
Sales	$1,003	$759
% change	32%	(8)%
Division operating income	$20	$7
% of sales	2.0%	0.9%

Sales in our International Division in U.S. dollars increased 32% in the first quarter of 2014 compared to sales in the same period in the prior year, primarily as a result of the addition of OfficeMax 2014 sales of $231 million. Excluding the OfficeMax sales, first quarter 2014 sales compared to the same period last year would have increased 2% in U.S. dollars, or decreased 2% on a constant currency basis. The timing of Easter holidays had a positive impact on the European business, comparing the first quarter of 2014 to 2013. On a working day constant currency basis, sales under the Office Depot banner in the contract and direct channels decreased in the first quarter of 2014. The contract channel sales decline reflects, in part, the decision in 2013 not to continue with certain unprofitable contracts. The sales decline in the direct channel reflects the continued decline in catalog and call center sales, partially offset by online sales increases. The Company continues to focus on improving the rate of decline in the direct channel.

Division operating income totaled $20 million in the first quarter of 2014, compared to $7 million in the same period of 2013. Division operating income as a percentage of sales increased in the first quarter of 2014 compared to 2013, reflecting benefits from certain of the OfficeMax business in Asia/Pacific, partially offset by competitive pressures experienced in the Office Depot business in Europe. Operating expenses as a percentage of sales decreased across the Division, reflecting lower advertising expenses and benefits from current and prior period restructuring activities. Office Depot supply chain expenses increased. Division operating income in 2014 includes the positive contribution from the Merger. The Division expects to continue restructuring activities during 2014 to align the organization from a geographic-focus to a channel-focus. Costs associated with restructuring activities are reported at the Corporate level and discussed in the “Restructuring and other operating expenses, net” section below.

For U.S. reporting, the International Division’s sales are translated into U.S. dollars at average exchange rates experienced during the period. The Division’s reported sales were positively impacted by $30 million from changes in foreign currency exchange rates in the first quarter of 2014. Internally, we analyze our international operations in terms of local currency performance to allow focus on operating trends and results.

During March 2014, we agreed in principle to sell our interest in the Grupo OfficeMax business in Mexico to our joint venture partner for cash. The assets and liabilities of that consolidated joint venture have been classified as held for sale in the March 29, 2014 Condensed Consolidated Balance Sheet. A supply and brand licensing agreement is expected to continue to provide cash flow to the Company and accordingly, the transaction will not be presented as discontinued operations under current accounting rules. Sales and expenses of the joint venture will be included in operating results of the Division through the date of sale which is expected to be during the second quarter of 2014.

CORPORATE AND OTHER

Asset Impairments, Merger, Restructuring, Other Charges and Credits

In recent years, we have taken actions to adapt to changing and competitive conditions. These actions include closing stores and distribution centers, consolidating functional activities, disposing of businesses and assets, and improving process efficiencies. We have also recognized significant asset impairment charges related to stores and intangible assets and significant expenses associated with the Merger and integration. These activities are managed at the Corporate level and, accordingly, are not included in the determination of Division income for management reporting or external disclosures. Each of these expense items are expected to continue in future periods.

The line items in our Condensed Consolidated Statements of Operations impacted by these Corporate activities are presented in the table below, followed by a narrative discussion of the significant matters. To the extent significant charges result from product harmonization, those charges will be presented in Cost of goods sold and occupancy costs, also at the Corporate level.

	First Quarter
(In millions)	2014	2013
Asset impairments	$50	$5
Merger, restructuring, and other operating expenses, net	101	19

Total charges and credits impact on Operating income (loss)	$151	$24

In addition to these charges and credits, certain Selling, general and administrative expenses are not allocated to the Divisions and are managed at the Corporate level. Those expenses are addressed in the section “Unallocated Expenses” below.

Asset Impairments

The Company recognized asset impairment charges of $50 million and $5 million in the first quarters of 2014 and 2013, respectively. The first quarter of 2014 impairment charge included a $28 million asset impairment related to the abandonment of a software implementation project in Europe, $13 million to write off of capitalized software following certain information technology platform decisions related to the Merger, and $1 million from a decision in March 2014 to close the 19 stores in Canada acquired as part of the Merger. The remaining first quarter of 2014 impairment charge is based on a discounted cash flow analysis of the retail locations that assumes a sales decline the next year similar to recent experience, with negative but improving trends for later years. Gross margin assumptions and operating costs have been assumed to be consistent with recent actual results and planned activities.

As our assessment of how best to manage the combined portfolio of Office Depot and OfficeMax stores progresses, we are likely to experience volatility in results. In addition to charges for severance, product harmonization, and facility closure costs that will be recognized as decisions are made and communicated, we may experience volatility from the timing of recognition of impairment charges followed by credits related to capital leases and deferred rent accounts when the leases are terminated or modified. The accounting impacts of future period actions likely will differ for Office Depot stores and OfficeMax stores as the OfficeMax stores were recorded at estimated fair value on November 5, 2013, and certain deferred lease balances were eliminated in purchase accounting.

To the extent that future sales and operating assumptions in the current portfolio are not achieved and are subsequently reduced, or more stores are closed, additional impairment charges may result. Store performance lower than current projections may also result in additional quarterly asset impairment charges. However, at the end of the first quarter of 2014, the impairment analysis reflects the Company’s best estimate of future performance, based on the current business model.

Merger, restructuring and other operating expenses, net

Merger

We recognized Merger-related expenses of $96 million and $15 million in the first quarters of 2014 and 2013, respectively. The $96 million incurred in 2014 includes (i) $21 million related to transaction and integration activities, which were primarily legal, accounting, and integration-related; (ii) $71 million of employee related expenses for cash termination benefits, acceleration of share-based compensation for departing employees and certain incentives to retain and motivate employees: and (iii) $4 million of other expenses.

The first quarter 2013 expenses were incurred by Office Depot prior to the Merger and include investment banking, legal, accounting, and related third party costs associated with the transaction, including preparation for regulatory filings.

It is expected that significant Merger-related expenses will continue to be incurred in future periods as decisions are made about facility closures, product harmonization, organizational structure and other integration activities. We estimate that merger and integration expenses will be $400 million during the three-year period of 2014 through 2016, excluding costs related to rationalizing and optimizing the U.S. retail store base and other asset impairments. Costs related to the expected U.S. store closures have not yet been determined. We anticipate that approximately $300 million of these integration expenses will be incurred in 2014.

Refer to Note 2, “Merger” and Note 3, “Merger, Restructuring, and Other Accruals”, in Notes to the Condensed Consolidated Financial Statements for additional information

Restructuring and other operating expenses

During the first quarter of 2014, we recognized $5 million of restructuring and other operating expenses, primarily for activities in Europe. These charges include severance and other costs for organizational changes intended to promote operational efficiency in future periods.

Restructuring and other operating expenses, net were $4 million in the first quarter of 2013. These expenses include a net benefit from an asset disposition in Europe that was more than offset by severance and other restructuring charges in North America and Europe.

We expect the restructuring activity in Europe to continue. In late 2013, the International Division began an organizational realignment from a country-based focus to a Europe-wide focus by channel. This realignment, and related cost to implement, is expected to continue throughout 2014.

Unallocated Expenses

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

Unallocated costs were $25 million and $20 million in the first quarters of 2014 and 2013, respectively. The unallocated cost increase in 2014 reflects $9 million from the addition of OfficeMax, partially offset by reductions in variable pay and functional area expenses not allocated to the Divisions.

Other Income and Expense

	First Quarter
(In millions)	2014	2013
Interest income	$6	$—
Interest expense	(25)	(16)
Other income (expense), net	1	6

First quarter 2014 interest income primarily relates to $6 million interest income earned on the OfficeMax Timber Notes net of amortization of the fair value adjustment recorded at closing date of Merger date. Interest income on the Timber Notes net of fair value adjustment amortization is expected to be approximately $21 million in 2014. The associated non-recourse debt net of amortization of the fair value adjustment recorded at Merger date added $5 million of interest expense in the first quarter of 2014 and is expected to be approximately $20 million in 2014. Interest expense in in the first quarter of 2014 also reflects a $5 million increase due to interest incurred on debt acquired in the Merger, offset by a $2 million decrease associated with the maturity of $150 million of the 6.25% senior notes in August 2013. Debt acquired in the Merger amounting to $10 million at March 29, 2014 will be de-consolidated when the sale of our interest in the joint venture in Grupo OfficeMax in Mexico is completed, currently expected during the second quarter of 2014.

Other income (expense), net includes gains and losses related to foreign exchange transactions, gains and losses on sales of the Boise Cascade Company stock received by the Company following the Merger, investment results from our deferred compensation plans, and prior to the sale in July 2013, our portion of the Office Depot de Mexico join venture income. The first quarter of 2013 includes $7 million as our portion of joint venture earnings.

Income Taxes

For the first quarter of 2014, we recognized income tax expense on a pretax loss because, as in prior periods, deferred tax benefits were not recognized on pretax losses in certain tax jurisdictions with valuation allowances, while income tax expense was recognized in tax jurisdictions with pretax earnings. The increase in income tax expense from the first quarter of 2013 is primarily attributable to the merger with OfficeMax, which resulted in the inclusion of additional tax jurisdictions with pretax earnings and related income tax expense.

Following the recognition of significant valuation allowances in the U.S. and certain foreign jurisdictions in 2009, we have regularly experienced substantial volatility in our effective tax rate in interim periods and across years. Because deferred income tax benefits cannot be recognized in several jurisdictions, changes in the amount, mix, and timing of pretax earnings among jurisdictions can have a significant impact on the overall effective tax rate. This interim and full-year volatility is likely to continue in future periods until the valuation allowances can be released.

The Company has significant deferred tax assets in the U.S. and in foreign jurisdictions against which valuation allowances have been established to reduce such deferred tax assets to the amount that is more likely than not to be realized. As of the first quarter of 2014, valuation allowances remain in certain foreign jurisdictions where we believe it is necessary to see further positive evidence, such as sustained achievement of cumulative profits, before these valuation allowances can be released. If such positive evidence develops in 2014, we may release all or a portion of the remaining valuation allowances in these jurisdictions as early as the second quarter of 2014. Such release would result in an income tax benefit of $4 million in the period of release.

We believe it is reasonably possible that our balance of unrecognized tax benefits could decrease by as much as $3 million within the next 12 months due to settlements with certain tax authorities. This decrease could have a positive impact on our income tax expense in the period of change, depending upon the terms of settlement. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made.

Preferred Stock Dividends

In connection with the Merger, we redeemed the preferred stock in two transactions during 2013. Preferred stock dividends for the first quarter of 2013 in our Condensed Consolidated Statement of Operations were $10 million and relate to contractual dividends incurred prior to the redemptions.

Contingent liabilities

In the ordinary course of business, the Company is routinely a defendant in, or party to a number of pending and threatened legal actions and proceedings, including actions brought on behalf of claimants. The Company accrues for a loss if, in management’s opinion, it is probable that a future event will confirm a liability existed at the balance sheet date and the amount of loss can be reasonably estimated. In some cases, it may not be possible to determine whether a liability is probable or to reasonably estimate the amount of loss until a settlement is reached or proposed or the case is closer to resolution. In these instances, no accrual can be made until that time. If it can be determined that a liability exists or is probable as of the balance sheet date, but a reasonable estimate involves a range within which a particular amount appears to be a better estimate, that amount would be accrued. If no such better estimate within a range exists, the Company is required to accrue the minimum amount in the range. On a regular basis, management and internal and external experts are involved in assessing the adequacy of the Company’s contingent loss accrual. Changes in these assessments may lead to changes in litigation accruals. There is inherent difficulty in predicting the outcome of such matters and liabilities arising from pending litigation could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows. See Note 11, “Commitments and Contingencies”.

Commitments

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax can elect to require the Company to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. During the first quarter of 2014, the Grupo OfficeMax earnings targets were achieved, but had no impact on the noncontrolling interest value at March 29, 2014. During the first quarter of 2014, the Company has agreed in principle to sell its interest in Grupo OfficeMax to its joint venture partners for cash. The sale is expected to be completed during the second quarter of 2014.

NEW ACCOUNTING STANDARDS

In April 2014, the Financial Accounting Standards Board issued an accounting standards update that changes the criteria for reporting discontinued operations and modifies the disclosures for other dispositions. Under the new guidance, only disposals representing a strategic shift in operations will be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The new standard is to be applied prospectively and is effective for the Company in the first quarter of 2015. Early adoption is permitted with some limitations. The Company is evaluating the new guidance, but currently does not expect it to have a significant impact on the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

At March 29, 2014, we had approximately $870 million in cash and equivalents and another $1.1 billion available under the Amended Credit Agreement (as defined in Note 5 of the Condensed Consolidated Financial Statements) based on March borrowing base certificate, for a total liquidity of approximately $2.0 billion. We currently believe that our cash on hand, availability of funds under the Amended Credit Agreement, and cash flows generated from operations will be sufficient to fund our working capital, capital expenditure and debt repayment requirements for at least the next twelve months.

At March 29, 2014, no amounts were drawn under the Amended Credit Agreement. There were letters of credit outstanding under the Amended Credit Agreement at the end of the first quarter totaling $101 million.

We also had short-term borrowings of $10 million at March 29, 2014 under various local currency credit facilities for our international subsidiaries that had an effective interest rate at the end of the first quarter of approximately 5.8%. The maximum month end amount occurred in March at approximately $10 million and the maximum monthly average amount occurred in March at approximately $8 million. These short-term borrowings represent outstanding balances on uncommitted lines of credit, which do not contain financial covenants.

The Company was in compliance with all applicable financial covenants at March 29, 2014.

We have incurred $96 million in expenses associated primarily with the Merger and integration actions and $5 million in restructuring expenses associated primarily with actions taken in Europe. Significant Merger and restructuring expenses are expected to continue to be incurred in future periods.

In connection with the Merger, we assumed obligations under the OfficeMax North American pension plans and other postemployment plans. In the first quarter of 2014, $1 million cash contribution was made to the North American pension and other postemployment plans. An additional $49 million cash contribution is expected to be made to the North American pension and other postemployment plans in 2014, of which $37 million was contributed in April 2014. The amounts funded are presented as Operating activity outflows in the Condensed Consolidated Statement of Cash Flows.

Cash Flows

On November 5, 2013, the Company merged with OfficeMax Incorporated. Accordingly, the first quarter of 2014 is the first full quarter that OfficeMax results have been included in the Condensed Consolidated Statement of Cash Flows.

Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	First Quarter
(In millions)	2014	2013
Operating activities	$(74)	$(94)
Investing activities	(8)	(29)
Financing activities	2	7

Operating Activities

During the first quarter of 2014, cash used in operating activities was $74 million, compared to a use of cash of $94 million during the same period last year. Operating cash flows in 2014 include approximately an $80 million use of cash associated to Merger-related activities.

Changes in net working capital and other components for the first quarter of 2014 resulted in a $113 million use of cash compared to a $156 million use in the same period last year. The decrease in use of cash in 2014 largely reflects the timing of activity toward the end of the respective balance sheet periods, with 2014 experiencing a greater decrease in inventory as compared to the same period in the 2013. These changes were partially offset by a greater decrease in accounts payable, accrued expenses and other current and long-term liabilities in 2014 compared to the same period in the 2013 and proceeds from the increase in withdrawals under an accounts receivable factoring agreement in France in 2013. Working capital is influenced by a number of factors including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, refer to Note 1 of the Notes to Condensed Consolidated Financial Statements.

Investing Activities

Cash used in investing activities was $8 million in the first quarter of 2014, compared to a $29 million use of cash in the same period last year. The first quarter of 2014 includes $22 million proceeds from the disposition of Boise Cascade Company common stock received from the Boise Cascade Holdings distribution, offset by capital expenditures of $39 million.2014 period also includes $8 million from proceeds from assets sold. The $29 million use of cash in 2013 period relates to capital expenditures.

Financing Activities

Cash provided by financing activities was $2 million in the first quarter of 2014, compared to $7 million in the same period last year. Net proceeds on long- and short-term borrowings amounted to $5 million in the first quarter of 2014 compared to net proceeds of $17 million in the same period last year. Dividend on preferred stock amounting to $10 million was paid in cash in the first quarter of 2013. Preferred stock was fully redeemed in 2013.

CRITICAL ACCOUNTING POLICIES

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2013 Form 10-K, in Note 1 of the Notes to the Consolidated Financial Statements and the Critical Accounting Policies section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risks

At March 29, 2014, there had not been a material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of the Company’s 2013 Form 10-K.

Foreign Exchange Rate Risks

At March 29, 2014, there had not been a material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of the Company’s 2013 Form 10-K.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

We maintain controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be in this report is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the possible controls and procedures. Each reporting period, the Company carries out an evaluation, with the participation of its Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

During the first quarter of 2014, we continued to integrate the OfficeMax operations, which the Company acquired in November 2013. In connection with this integration and resulting business process changes, we continue to enhance the design and documentation of our internal procedures to maintain suitable controls over our financial reporting.

Based on management’s evaluation, as of March 29, 2014, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that the Company files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in litigation, including class actions, arising in the ordinary course of business. The Company is also subject to lawsuits, investigations, audits and reviews by government authorities and regulatory agencies. While claims in these matters may at times involve substantial monetary demands, except as otherwise disclosed herein the Company does not believe that contingent liabilities related to any of these matters will have a material adverse effect on the Company’s financial position. However, in the future we could incur judgments, enter into settlements or revise our expectations regarding the outcome of these matters, and such developments could have a material adverse effect on our results of operations and cash flows.

In addition to the foregoing, State of California et. al. ex. rel. David Sherwin v. Office Depot was filed in Superior Court for the State of California, Los Angeles County, and unsealed on October 16, 2012. On January 29, 2014, the case, which had been removed to the United States District Court for the Central District of California, was remanded back to the Superior Court. The lawsuit asserts a variety of claims, including claims under the California False Claims Act, based on allegations regarding certain pricing practices under now expired agreements that were in place between 2001 and January 2011, pursuant to which governmental agencies purchased office supplies from us (the “Purchasing Agreements”). The Plaintiffs seek monetary damages and other relief and, to the extent that liability is found under the California False Claims Act, the Company could also be subject to the trebling of damages and statutory penalties. The Company has made provision for losses with respect to one claim asserted by the Plaintiffs in the lawsuit. No accrual has been made with respect to the remaining claims as the Company has not determined that losses from such claims are both probable and reasonably estimable. An estimate of the range of reasonably possible losses associated with such claims cannot be made at this time because whether plaintiffs recover such damages and the amount of such recovery may be significantly impacted by court rulings on anticipated motions and other prospective events in the litigation. A non-binding, voluntary mediation is scheduled for the second quarter of 2014, and a trial is currently scheduled for July 2015. The Company anticipates that the Plaintiffs’ settlement demands in the mediation will include monetary compensation at levels that would, if paid, have a material adverse effect on our results of operations and cash flows. If the Company determines to pursue settlement, it may also determine to accrue an additional reserve, including at an amount that could have a material adverse effect on our results of operations and cash flows. If the case is not settled, an adverse judgment at trial could result in significant monetary liability beyond the amounts accrued for to date and have a material adverse effect on our financial condition, results of operations and cash flows. Office Depot intends to vigorously defend itself in this lawsuit. Additionally, as previously disclosed, during the first quarter of 2011, the Company was notified that the United States Department of Justice (“DOJ”) commenced an investigation into certain pricing practices related to the Purchasing Agreements. The Company has cooperated with the DOJ on this matter.

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

In addition to the foregoing, Heitzenrater v. OfficeMax North America, Inc., et al. was filed in the United States District Court for the Western District of New York in September 2012 as a putative class action alleging violations of the Fair Labor Standards Act and New York Labor Law. The complaint alleges that OfficeMax misclassified its assistant store managers as exempt employees, willfully failed to pay overtime compensation, and seeks unpaid wages, punitive damages, and penalties for record keeping violations. The Company believes that adequate provisions have been made for probable losses and such amounts are not material. However, in light of the early stage of the case and the inherent uncertainty of litigation, the Company is unable to reasonably determine the full effect of the potential liability in the matter. OfficeMax intends to vigorously defend itself in this lawsuit. Further, Kyle Rivet v. Office Depot, Inc., is pending in the United States District Court for the District of New Jersey. The complaint alleges that Office Depot’s use of the fluctuating workweek (FWW) method of pay was unlawful because Office Depot failed to pay a fixed weekly salary and failed to provide its assistant managers with a clear and mutual understanding that they would receive a fixed weekly salary for all hours worked. The plaintiffs similarly seek unpaid overtime, punitive damages, and attorneys’ fees. The Company believes in this case as well that adequate provisions have been made for probable losses and such amounts are not material. However, in light of the early stage of the case and the inherent uncertainty of litigation, the Company is unable to reasonably determine the full effect of the potential liability in these matters. Office Depot intends to vigorously defend itself in these lawsuits.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

At March 29, 2014, pursuant to an indenture, dated as of March 14, 2012, we have restrictions on the amount of cash dividends we can pay. We have never declared or paid cash dividends on our common stock and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Item 6. Exhibits.

Exhibits

10.1	Retention Agreement between Office Depot, Inc. and Ms. Deborah O’Connor dated March 21, 2014 (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on March 24, 2014).

10.2	Second Amendment to 2013 Performance Share Award Agreement between Office Depot, Inc. and Roland C. Smith.

10.3	Award Agreement for 2014 Cash-Settled Performance Award between Office Depot, Inc. and Roland C. Smith.

10.4	Second Amendment to 2013 Performance Share Award Agreement between Office Depot, Inc. and Stephen E. Hare.

10.5	Form of 2014 Restricted Stock Award Agreement.

10.6	Form of 2014 Performance Share Award Agreement.

10.7	Second Amendment to the Office Depot, Inc. 2007 Long-Term Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Section 1350 Certification

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC.
(Registrant)

Date: May 6, 2014	By:	/s/ Roland C. Smith
Roland C. Smith
Chief Executive Officer and
Chairman, Board of Directors
(Principal Executive Officer)

Date: May 6, 2014	By:	/s/ Stephen E. Hare
Stephen E. Hare
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2014	By:	/s/ Kim Moehler
Kim Moehler
Senior Vice President
and Controller
(Principal Accounting Officer)