Form 10-Q
period 2014-06-28
OFFICE DEPOT INC
filed 2014-08-05
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2014

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At June 28, 2014, there were 537,575,688 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Sales	$3,841	$2,419	$8,194	$5,137
Cost of goods sold and occupancy costs	2,958	1,873	6,296	3,931

Gross profit	883	546	1,898	1,206
Selling, general and administrative expenses	863	560	1,805	1,185
Asset impairments	22	4	72	10
Merger, restructuring, and other operating expenses, net	103	27	204	46
Legal accrual	80	—	80	—

Operating loss	(185)	(45)	(263)	(35)
Other income (expense):
Interest income	6	—	12	—
Interest expense	(16)	(17)	(41)	(33)
Other income (expense), net	(2)	8	(2)	13

Loss before income taxes	(197)	(54)	(294)	(55)
Income tax expense (benefit)	(8)	—	4	6

Net loss	(189)	(54)	(298)	(61)
Less: Results attributable to the noncontrolling interests	1	—	2	—

Net loss attributable to Office Depot, Inc.	(190)	(54)	(300)	(61)

Preferred stock dividends	—	10	—	20

Net loss available to common stockholders	$(190)	$(64)	$(300)	$(81)

Basic and diluted loss per share	$(0.36)	$(0.23)	$(0.56)	$(0.29)

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 25, 2014 (the “2013 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Net loss	$(189)	$(54)	$(298)	$(61)
Other comprehensive loss, net of tax where applicable:
Foreign currency translation adjustments	7	(5)	9	(18)
Other	—	(1)	(1)	—

Total other comprehensive income (loss), net of tax, where applicable	7	(6)	8	(18)

Comprehensive loss	(182)	(60)	(290)	(79)
Comprehensive income attributable to the noncontrolling interests	1	—	2	—

Comprehensive loss attributable to Office Depot, Inc.	$(183)	$(60)	$(292)	$(79)

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2013 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	June 28,	December 28,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$768	$948
Receivables, net	1,306	1,314
Inventories	1,653	1,741
Assets of consolidated joint venture held for sale	176	153
Prepaid expenses and other current assets	278	290

Total current assets	4,181	4,446
Property and equipment, net	1,095	1,262
Goodwill	390	398
Other intangible assets, net	101	110
Timber notes receivable	935	945
Deferred income taxes	35	35
Other assets	236	281

Total assets	$6,973	$7,477

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,279	$1,381
Accrued expenses and other current liabilities	1,442	1,443
Income taxes payable	—	4
Liabilities of consolidated joint venture held for sale	72	73
Short-term borrowings and current maturities of long-term debt	29	27

Total current liabilities	2,822	2,928
Deferred income taxes and other long-term liabilities	647	717
Pension and post-employment obligations	122	163
Long-term debt, net of current maturities	685	692
Non-recourse debt	849	859

Total liabilities	5,125	5,359

Commitments and contingencies
Noncontrolling interest in joint venture	56	54
Stockholders’ equity:
Office Depot, Inc. stockholders’ equity:
Common stock—authorized 800,000,000 shares of $.01 par value; issued shares – 543,490,956 in June 2014 and 536,629,760 in December 2013	5	5
Additional paid-in capital	2,500	2,480
Accumulated other comprehensive income	280	272
Accumulated deficit	(936)	(636)
Treasury stock, at cost – 5,915,268 shares in 2014 and 2013	(58)	(58)

Total Office Depot, Inc. stockholders’ equity	1,791	2,063
Noncontrolling interests	1	1

Total equity	1,792	2,064

Total liabilities and stockholders’ equity	$6,973	$7,477

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2013 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	26 Weeks Ended
	June 28,	June 29,
	2014	2013
Cash flows from operating activities:
Net loss	$(298)	$(61)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155	96
Charges for losses on inventories and receivables	35	28
Asset impairments	72	10
Changes in working capital and other	(126)	(167)

Net cash used in operating activities	(162)	(94)

Cash flows from investing activities:
Capital expenditures	(66)	(62)
Proceeds from sale of available for sale securities	43	—
Proceeds from assets sold and other	8	(5)

Net cash used in investing activities	(15)	(67)

Cash flows from financing activities:
Net proceeds (payments) on employee share-based transactions	1	(2)
Preferred stock dividends	—	(20)
Payment for noncontrolling interests	—	(1)
Net payments on long- and short-term borrowings	(10)	(11)

Net cash used in financing activities	(9)	(34)

Effect of exchange rate changes on cash and cash equivalents	3	(4)
Impact of change in cash and cash equivalents included in assets of consolidated joint venture held for sale	3	—
Net decrease in cash and cash equivalents	(180)	(199)
Cash and cash equivalents at beginning of period	948	671

Cash and cash equivalents at end of period	$768	$472

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2013 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: Office Depot, Inc., including consolidated subsidiaries (“Office Depot” or the “Company”), is a global supplier of office products and services. On November 5, 2013, the Company merged with OfficeMax Incorporated (“OfficeMax”); refer to Note 2 for additional discussion of this merger (the “Merger”). OfficeMax’s results are included in the Condensed Consolidated Statements of Operations and Cash Flows for the 2014 periods presented, affecting comparability of 2014 and 2013 amounts. The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol ODP. The merged Company currently operates under the Office Depot ® and OfficeMax ® brands and utilizes other proprietary company and product brand names. As of June 28, 2014, the Company sold to customers throughout North America, Europe, and Asia/Pacific through three reportable segments (or “Divisions”): North American Retail Division, North American Business Solutions Division and International Division. Refer to Note 12 for further Division information.

The Condensed Consolidated Financial Statements as of June 28, 2014 and for the 13-week and 26-week periods ended June 28, 2014 (also referred to as “the second quarter of 2014” and “the first half of 2014”) and June 29, 2013 (also referred to as “the second quarter of 2013” and “the first half of 2013”) are unaudited. However, in our opinion, these financial statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

The Company has prepared the quarterly consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Some information and note disclosures, which would normally be included in comprehensive annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those SEC rules and regulations. For a better understanding of the Company and its Condensed Consolidated Financial Statements, we recommend reading these Condensed Consolidated Financial Statements in conjunction with the audited financial statements which are included in the Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed on February 25, 2014, with the SEC. These interim results are not necessarily indicative of the results that should be expected for the full year.

During the fourth quarter of 2013, the Company modified its measure of business segment operating results for management reporting purposes to exclude from the determination of Division operating income (loss) the impacts of asset impairments, restructuring-related activities, and certain other charges and credits. These activities now are being managed at the Corporate level. Refer to Note 12 for additional Division information. Also, to be consistent with how the business is managed, starting in the fourth quarter of 2013, the Company began presenting a single financial statement line item titled Selling, general and administrative expenses which includes the amounts that were previously reported in Operating and selling expenses and General and administrative expenses. Neither the change in Division operating income (loss) nor Statement of Operations presentation had an impact on Consolidated Operating income (loss), Net income (loss), or Earnings (loss) per share for the periods presented.

Due to the pending sale of Grupo OfficeMax S. de R.L. de C.V. and related entities (together, “Grupo OfficeMax”), assets and liabilities of the joint venture are presented as held for sale. Amounts that relate to December 28, 2013 in the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the current period presentation. The integration of the business into the International Division was suspended during the second quarter of 2014 and the joint venture results have been removed from the International Division and reported as Other to align with how this information is presented for management reporting. Additional information on the pending sale is provided in Note 2.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Cash Management: The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Trade accounts payable and Accrued expenses and other current liabilities as of June 28, 2014 and December 28, 2013 included $92 million and $118 million, respectively, of amounts not yet presented for payment drawn in excess of disbursement account book balances, after considering offset provisions.

At June 28, 2014, cash and cash equivalents held outside the United States amounted to $324 million.

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

In the second quarter and first half of 2014, the Company withdrew $124 million and $251 million, respectively, from amounts available under the factoring arrangement. Receivables sold for which the Company did not obtain cash directly from the financial institution are included in Receivables and amount to $13 million and $10 million as of June 28, 2014 and December 28, 2013, respectively. Retention guarantee amounts of $12 million and $13 million are included in Prepaid expenses and other current assets as of June 28, 2014 and December 28, 2013, respectively.

New Accounting Standards: In April 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update that changes the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that has (or will have) a major effect on an entity’s operations and financial results will be presented as discontinued operations. The standard also removed continuing cash flows and significant continuing involvement as considerations in determining if a disposal should be presented as discontinued operations. The standard should be applied prospectively and is effective for public entities beginning in annual periods after December 15, 2014, with early adoption allowed. The Company elected to adopt this standard as of the beginning of the second quarter of 2014. The early adoption had no significant impact in the Company’s Condensed Consolidated Financial Statements.

In May 2014, the FASB issued an accounting standards update that will supersede most current revenue recognition guidance and modify the accounting for certain costs associated with revenue generation. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a number of steps to apply to achieve that principle. The standard is effective for the Company’s first quarter of 2017. Early adoption is not permitted. Implementation may be either through retrospective application to each period from the first quarter of 2015 or with a cumulative effect adjustment upon adoption in 2017. Additional disclosures will also be required under the new standard. The Company is in the early stages of assessing what impacts this new standard will have on its consolidated financial statements.

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

As the Company has worked to complete the purchase price allocation, certain preliminary values have been adjusted since the Merger date. Initial amounts allocated to certain international property and equipment accounts decreased by $16 million, customer intangible accounts increased by $1 million and tax account adjustments were $1 million. Additionally, $24 million of goodwill has been allocated to the Grupo OfficeMax business in connection with the pending sale. These adjustments and partial allocation resulted in a net $8 million reduction in total goodwill through the end of the second quarter of 2014.

Under the guidance on accounting for business combinations, merger and integration costs are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. Transaction-related expenses are included in the Merger, restructuring, and other operating expenses, net line in the Condensed Consolidated Statements of Operations. Refer to Note 3 for additional information about the expenses incurred during 2014.

Additionally, in accordance with certain Merger-related agreements, in both July and November 2013, the Company redeemed 50% of the redeemable preferred stock outstanding. Redeemable preferred stock dividends included in the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the second quarter and first half of 2013 relate to contractual dividends incurred prior to the redemptions.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Consolidated joint venture held for sale

In June 2014, the Company entered into an agreement with its joint venture partner to sell its 51% capital stock interest in Grupo OfficeMax, the former OfficeMax business in Mexico. The agreement has been approved by the appropriate Mexican regulatory authorities and is expected to be completed during the third quarter of 2014. This disposition will not have a major effect on the Company’s operations and financial results, therefore, the transaction does not meet the discontinued operations criteria under the recently issued and early adopted accounting standards disclosed in Note 1. The sale price is considered to be the most appropriate indication of the joint venture fair value and no significant gain or loss is expected on disposition. Anticipated cost to sell have been accrued. The significant line items included in the Condensed Consolidated Statements of Operations are as follows:

	2014
(In millions)	Second Quarter	First Half
Sales	$59	$127
Cost of goods sold and occupancy costs	(43)	(94)
Selling, general and administrative expenses	(14)	(25)
Other expenses	—	(2)

Income before income taxes	2	6
Income attributable to Office Depot, before income taxes	1	4

The transaction was not contemplated at the Merger date, but because of the subsequent decisions to sell, the joint venture’s assets and liabilities are presented in the Condensed Consolidated Balance Sheet at June 28, 2014 and December 28, 2013, as Assets of consolidated joint venture held for sale and Liabilities of consolidated joint venture held for sale, respectively, and include the following:

(In millions)	June 28, 2014	December 28, 2013
Cash and cash equivalents	$4	$7
Receivables, net	18	18
Inventories	81	71
Property and equipment, net	38	47
Goodwill	24	—
Other assets	11	10

Assets of consolidated joint venture held for sale	$176	$153

Trade accounts payable	$39	$44
Debt	11	7
Accrued expenses and other liabilities	22	22

Liabilities of consolidated joint venture held for sale	$72	$73

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Through the earlier of completion of the transaction or December 31, 2014, the Company’s joint venture partner waived their rights, if any, to measurement or exercise of provisions in the current joint venture agreement that could require the Company to purchase their ownership interests.

NOTE 3. MERGER, RESTRUCTURING, AND OTHER ACCRUALS

In recent years, the Company has taken restructuring actions to adapt to changing and competitive conditions. These actions include closing facilities, consolidating functional activities, disposing of businesses and assets, and taking actions to improve process efficiencies. Additionally, in 2013, the Merger was approved and completed and integration activities began. In connection with the Merger, the Company assumed restructuring liabilities previously recorded by OfficeMax. Refer to Note 2 for additional information on the Merger.

Merger, restructuring, and other operating expenses, net

Starting in the fourth quarter of 2013, the Company began presenting Merger, restructuring and other operating expenses, net on a separate line in the Consolidated Statements of Operations to identify these activities apart from the expenses incurred to sell to and service its customers. Prior period presentation has been updated accordingly. As disclosed in Note 1, these expenses are not included in the determination of Division operating income (loss). The table below summarizes Merger, restructuring and other operating expenses, net.

	Second Quarter		First Half
(In millions)	2014	2013	2014	2013
Merger, restructuring and other operating expenses, net
Merger related expenses
Employee related expenses	$48	$7	$119	$9
Transaction and integration	38	9	59	21
Other related expenses	6	1	10	2

Total Merger related expenses	92	17	188	32
Restructuring and certain other expenses	11	10	16	14

Total	$103	$27	$204	$46

Employee related expenses are termination benefits and certain incentives to relocate, retain and motivate employees. In the second quarter of 2014, the Company’s real estate strategy was sufficiently developed to provide a basis for estimating termination benefits for certain retail and supply chain closures that are expected to extend through 2016. Such benefits are being accrued through the anticipated employee full eligibility date. Because the specific identity of retail locations to be closed is subject to change as the real estate strategy evolves, the Company applied a probability-weighted method to estimate the store closure severance accrual. The calculation considers factors such as the expected timing of store closures, terms of existing severance plans, employee turnover and attrition. As the integration evolves and additional decisions are made, more current information will be available and assumptions used in estimating the termination benefits accrual may change. Additionally, closure costs for facilities with remaining lease commitments will be recognized when the facilities are no longer in use.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Transaction and integration activities are primarily legal, accounting, and integration-related and are being recognized as incurred.

Restructuring expenses primarily relate to activities in Europe, such as severance and other costs for organizational changes.

Refer to Note 10 for further discussion on Merger-related asset impairments.

Merger and restructuring accruals

The activity in the merger and restructuring accruals in the first half of 2014 is presented in the table below.

(In millions)	Beginning Balance	Charges Incurred	Cash Payments	Currency, Lease Accretion and Other Adjustments	Ending Balance
2014
Termination benefits
Merger-related accruals	$23	$76	$(60)	$—	$39
Other restructuring accruals	5	9	(9)	—	5
Acquired entity accruals	4	—	(2)	—	2

	32	85	(71)	—	46

Lease and contract obligations, accruals for facilities closures and other costs
Merger-related accruals	25	48	(29)	(3)	41
Other restructuring accruals	62	6	(25)	3	46
Acquired entity accruals	59	1	(14)	—	46

	146	55	(68)	—	133

Total	$178	$140	$(139)	$—	$179

The charges incurred of $140 million in the table above are included in the $204 million Merger, restructuring and other expenses, net recognized in the first half of 2014. Transaction and integration expenses of $59 million and employees non-cash equity compensation expenses of $5 million, which are also included in Merger, restructuring and other expenses, net, are not included in the accrual activity in the table above. Transaction and integration expenses are being recognized as incurred.

Certain incentives to relocate, retain and motivate employees associated to the Merger activities are presented as other costs in the table and amount to $38 million.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 4. INVESTMENTS

Unconsolidated Joint Venture

From 1994 through the third quarter of 2013, the Company participated in a joint venture that sells office products and services in Mexico and Central and South America and accounted for this investment under the equity method. In the third quarter of 2013, the Company sold its 50% investment in Office Depot de Mexico, S.A. de C.V. (“Office Depot de Mexico”) to Grupo Gigante, S.A.B. de C.V. (“Grupo Gigante”), the joint venture partner. For periods prior to the sale, the Company’s proportionate share of Office Depot de Mexico’s net income was presented in Other income (expense), net in the Condensed Consolidated Statements of Operations and totaled $7 million and $14 million in the second quarter and first half of 2013, respectively.

Boise Cascade Holdings, LLC and Boise Cascade Company Common Stock

The Company had an investment of approximately 20% of the voting equity securities (“Common Units”) of Boise Cascade Holdings, L.L.C. (“Boise Cascade Holdings”), a building products company that originated in connection with the OfficeMax sale of its paper, forest products and timberland assets in 2004. At December 28, 2013, Boise Cascade Holdings owned common stock of Boise Cascade Company (“Boise Cascade”), a publicly traded entity, which gave the Company the indirect ownership interest of approximately 4% of the shares of Boise Cascade. The investment in Boise Cascade Holdings was accounted for under the cost method because the Company did not have the ability to significantly influence the entity’s operating and financial policies. At December 28, 2013, the investment of $46 million was included in Other assets in the Condensed Consolidated Balance Sheet.

During the first quarter of 2014, Boise Cascade Holdings distributed to its shareholders all of the Boise Cascade common stock it held. The Company received 1.6 million shares in this distribution, which the Company fully disposed of in open market transactions through June 28, 2014 for total cash proceeds of $43 million. The related loss on disposal is included in Other income (expense), net in the Condensed Consolidated Statement of Operations.

NOTE 5. DEBT

Amended Credit Agreement

Based on the June borrowing base certificate, at June 28, 2014, the Company had approximately $1.1 billion of available credit under the asset-based, multi-currency revolving credit facility (the “Facility”) provided by the Amended and Restated Credit Agreement entered into in May 2011, as amended effective February 2012, March 2013, and November 2013. Letters of credit outstanding under the Facility totaled $97 million. There were no borrowings under the Facility in the first half of 2014.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 6. INCOME TAXES

For the first half of 2014, the Company recognized income tax expense on a pretax loss because, as in prior periods, deferred tax benefits were not recognized on pretax losses in certain tax jurisdictions with valuation allowances, while income tax expense was recognized in tax jurisdictions with pretax earnings. Accordingly, interim income tax reporting is likely to result in significant variability of the effective tax rate throughout the course of the year. Changes in pretax income projections and the mix of income across jurisdictions could also impact the effective tax rate each quarter.

The Company has significant deferred tax assets in the U.S. and in foreign jurisdictions against which valuation allowances have been established to reduce such deferred tax assets to the amount that is more likely than not to be realized. During the second quarter of 2014, the Company released valuation allowance in certain foreign jurisdictions due to the existence of sufficient positive evidence, which resulted in the recognition of a $4 million income tax benefit. The Company will continue to assess the realizability of its deferred tax assets.

The Company files a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. During the first quarter of 2014, the Company received notification that the Internal Revenue Service (“IRS”) had completed its examination of the legacy Office Depot 2012 U.S. federal income tax return with no changes. The legacy OfficeMax U.S. consolidated group is no longer subject to U.S. federal income tax examinations for years prior to 2010, and the IRS examination of the 2012 year is in process. The U.S. federal income tax return for 2013 is under concurrent year review. With few exceptions, the legacy Office Depot and legacy OfficeMax consolidated groups are no longer subject to U.S. state and local income tax examinations for years before 2010 and 2006, respectively. Generally, the Company is subject to routine examination for years 2006 and forward in its international tax jurisdictions.

Due to settlements with certain tax authorities during the second quarter of 2014, the Company’s balance of unrecognized tax benefits decreased by $3 million, which resulted in an income tax benefit of the same amount. The Company also estimates its unrecognized tax benefits to increase by $11 million in 2014 for current year positions in certain tax jurisdictions, only $2 million of which is estimated to increase income tax expense for the year due to valuation allowances. After application of interim period tax accounting, the Company’s unrecognized tax benefits increased by $4 million in the second quarter of 2014, $1 million of which increased income tax expense. The remainder will be recognized in the second half of 2014. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 7. STOCKHOLDERS’ EQUITY

The following table reflects the changes in stockholders’ equity attributable to both Office Depot, Inc. and noncontrolling subsidiary interests.

(In millions)	Attributable to Office Depot, Inc.	Attributable to noncontrolling interests	Total
Stockholders’ equity at December 28, 2013	$2,063	$1	$2,064
Net loss	(300)	—	(300)
Other comprehensive income	8	—	8
Amortization of long-term incentive stock grants	20	—	20

Stockholders’ equity at June 28, 2014	$1,791	$1	$1,792

Because of valuation allowances in U.S. and several international taxing jurisdictions, items other than deferred pension amounts generally have little or no tax impact. The component balances are net of immaterial tax impacts, where applicable.

Accumulated other comprehensive income (loss) activity, net of tax, where applicable, is provided in the following table:

(In millions)	Foreign Currency Translation Adjustments	Other	Total
Balance at December 28, 2013	$264	$8	$272
Other comprehensive income activity before reclassifications	9	—	9
Reclassifications from Accumulated other comprehensive income to net loss
Three month period ended June 28, 2014	—	(1)	(1)

Balance at June 28, 2014	$273	$7	$280

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 8. EARNINGS PER SHARE

The following table represents the calculation of net earnings (loss) per common share (“EPS”):

	Second Quarter		First Half
(In millions, except per share amounts)	2014	2013	2014	2013
Basic Earnings Per Share
Numerator:
Net loss available to common shareholders	$(190)	$(64)	$(300)	$(81)
Denominator:
Weighted-average shares outstanding	535	281	532	281
Basic loss per share	$(0.36)	$(0.23)	$(0.56)	$(0.29)

Diluted Earnings Per Share
Numerator:
Net loss attributable to Office Depot, Inc.	$(190)	$(54)	$(300)	$(61)
Denominator:
Weighted-average shares outstanding	535	281	532	281
Effect of dilutive securities:
Stock options and restricted stock	—	4	—	6
Redeemable preferred stock	—	81	—	81

Diluted weighted-average shares outstanding	535	366	532	368
Diluted loss per share	$(0.36)	N/A	$(0.56)	N/A

The weighted average share calculations for the second quarter and first half 2014 are impacted by the shares issued in connection with the Merger. Potentially dilutive stock options and restricted stock of 7 million and 8 million shares were excluded from the second quarter and first half 2014 diluted loss per share calculation, respectively, because of the net loss in the periods.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Awards of options and nonvested shares representing approximately 10 million and 11 million additional shares of common stock were outstanding for the second quarter and first half of 2014, respectively, and 9 million for both the second quarter and first half of 2013, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive. For the periods presented, no tax benefits have been assumed in the weighted average share calculation in jurisdictions with valuation allowances.

Shares of the redeemable preferred stock were fully redeemed in 2013. In periods in which the redeemable preferred stocks were outstanding, basic EPS was computed after consideration of preferred stock dividends. The redeemable preferred stock had equal dividend participation rights with common stock that required application of the two-class method for computing earnings per share. In periods of sufficient earnings, this method assumes an allocation of undistributed earnings to both participating stock classes. The two-class method was not applicable to the second quarter and first half 2013 because it would have been antidilutive. The second quarter and first half 2013 diluted share amount is provided for informational purposes, as the loss for the period causes basic earnings per share to be the most dilutive. The preferred stockholders were not required to fund losses. Refer to Note 2 for further redemption details.

NOTE 9. EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans – North America

The components of net periodic pension (benefit) cost for the Company’s North American pension are as follows:

	Second Quarter 2014		First Half 2014
(In millions)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Service cost	$1	$—	$2	$—
Interest cost	13	—	26	—
Expected return on plan assets	(16)	—	(31)	—

Net periodic pension benefit	$(2)	$—	$(3)	$—

In the first half of 2014, $38 million of cash contributions were made to the North American pension and other postretirement plans. Of the $12 million of additional cash contributions expected to be made by the Company to the North American pension and other postretirement plans in 2014, $4 million was contributed in July 2014.

Pension Plan – Europe

The components of net periodic pension benefit for the Company’s foreign pension plan are as follows:

	Second Quarter		First Half
(In millions)	2014	2013	2014	2013
Service cost	$—	$—	$—	$—
Interest cost	3	2	5	4
Expected return on plan assets	(4)	(3)	(7)	(6)

Net periodic pension benefit	$(1)	$(1)	$(2)	$(2)

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The plan is in a net asset position. There are no funding requirements while the plan has an asset surplus.

Net periodic pension benefits for the North American and European pension and other postretirement benefit plans are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

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

Financial instruments authorized under the Company’s established risk management policy include spot trades, swaps, options, caps, collars, forwards and futures. Use of derivative financial instruments for speculative purposes is expressly prohibited. The fair value and activity of derivative financial instruments were not material as of June 28, 2014 and December 28, 2013 and for the periods ended June 28, 2014 and June 29, 2013.

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

The fair values of foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data (Level 2 measure). As of June 28, 2014, the amounts receivable or payable under foreign currency and fuel contracts were not significant.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The following table presents information about financial instruments at the balance sheet dates indicated.

	June 28, 2014		December 28, 2013
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Timber notes receivables	$935	$948	$945	$933
Financial liabilities
Recourse debt
9.75% senior secured notes	250	288	250	290
7.35% debentures, due 2016	18	19	18	19
Revenue bonds, due in varying amounts periodically through 2029	186	185	186	186
American & Foreign Power Company, Inc. 5% debentures, due 2030	13	13	13	13
Non-recourse debt	$849	$861	$859	$851

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	Timber notes receivable: Fair value is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms with comparable credit risk (Level 2 measure).

•	Recourse debt: Recourse debt for which there were no transactions on the measurement date was valued based on quoted market prices near the measurement date when available or by discounting the future cash flows of each instrument using rates based on the most recently observable trade or using rates currently offered to the Company for similar debt instruments of comparable maturities (Level 2 measure).

•	Non-recourse debt: Fair value is estimated by discounting the future cash flows of the instrument at rates currently available to the Company for similar instruments of comparable maturities (Level 2 measure).

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

The Company recognized store asset impairment charges of $10 million and $19 million, in the second quarter and first half of 2014, respectively, and $4 million and $10 million, in the second quarter and first half of 2013, respectively.

As part of the integration of the Office Depot and OfficeMax stores, the Company is implementing a new real estate strategy. This strategy anticipates closing at least 400 stores through 2016. Because the specific identity of retail locations to be closed over this timeframe is subject to change as the real estate strategy evolves, the Company applied a probability-weighted method to estimate store closures. The financial analysis used in developing this real estate strategy considered projected sales transfer to stores remaining open, the impact of fixed costs on the remaining stores, projected store closing costs, expected impacts on other sales channels and an overall market strategy. Based on the identification of locations likely to close through the probability-weighted real estate strategy, the second quarter 2014 store impairment analysis considered the projected operating cash flows consistent with these anticipated closing dates. The actual stores to close may be more, fewer or different from the current projections as market and competitive conditions change. However, at the end of the second quarter of 2014, the impairment analysis reflects the Company’s best estimate of future performance, based on the current business model.

The second quarter and first half of 2014 impairment charges were based on a discounted cash flow analyses of the retail locations that assumed a sales decline next year similar to recent experience, with negative but improving trends for later years. Gross margin and operating costs have been assumed to be consistent with recent actual results and planned activities. For the second quarter 2014 impairment analysis, 36 locations were reduced to estimated fair value of $4 million based on their projected cash flows, discounted at 13% and 95 locations were reduced to estimated salvage value of $2 million. A 100 basis point decrease in next year sales used in these estimates would have increased impairment by approximately $1 million. Independent of the sensitivity on sales assumptions, a 50 basis point decrease in next year gross margin would have increased the impairment by approximately $2 million. The interrelationship of having both of those inputs change as indicated would have resulted in impairment of approximately equal to the sum of the two individual inputs.

Other asset impairment charges for the second quarter of 2014 include $12 million following a decision to convert certain websites to a common platform. The impairment amount was determined based on a cash flow analysis over the remaining use period. The first half of 2014 also includes a $28 million charge related to the abandonment of a software implementation project in Europe and $13 million for the write off of capitalized software following certain information technology platform decisions related to the Merger.

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

In addition to the foregoing in 2009, State of California et al., ex rel. David Sherwin v. Office Depot was filed in Superior Court for the State of California, Los Angeles County, and unsealed on October 16, 2012. On January 29, 2014, the case, which had been removed to the United States District Court for the Central District of California, was remanded back to the Superior Court. The lawsuit asserts claims, including claims under the California False Claims Act, based on allegations regarding certain pricing practices under now expired agreements that were in place between 2001 and January 1, 2011, pursuant to which governmental agencies purchased office supplies from us. The Plaintiffs seek monetary damages and other relief and, to the extent that liability is found under the California False Claims Act, the Company could also be subject to the trebling of damages and statutory penalties. On June 25, 2014, the Company participated in a non-binding, voluntary mediation in which the Company negotiated a potential settlement to resolve the matter. During the second quarter of 2014, the Company recorded an $80 million incremental increase to the legal accrual which included the potential settlement of $68 million, as well as attorneys’ fees and other related legal matters. The parties continue to work to resolve the matter. Any final settlement would require court approval and there can be no assurance that the settlement will be reached at all or on the terms proposed.

In September 2012, Heitzenrater v. OfficeMax North America, Inc., et al. was filed in the United States District Court for the Western District of New York as a putative class action alleging violations of the Fair Labor Standards Act and New York Labor Law. The complaint alleges that OfficeMax misclassified its assistant store managers as exempt employees, willfully failed to pay overtime compensation, and seeks unpaid wages, punitive damages, and penalties for record keeping violations. The Company believes that adequate provisions have been made for probable losses and such amounts are not material. However, in light of the early stage of the case and the inherent uncertainty of litigation, the Company is unable to reasonably determine the full effect of the potential liability in the matter. OfficeMax intends to vigorously defend itself in this lawsuit. Further, Kyle Rivet v. Office Depot, Inc., is pending in the United States District Court for the District of New Jersey. The complaint alleges that Office Depot’s use of the fluctuating workweek (FWW) method of pay was unlawful because Office Depot failed to pay a fixed weekly salary and failed to provide its assistant managers with a clear and mutual understanding that they would receive a fixed weekly salary for all hours worked. In both cases, the plaintiffs seek unpaid overtime, punitive damages, and attorneys’ fees. The Company believes in this case as well that adequate provisions have been made for probable losses and such amounts are not material. However, in light of the early stage of the case and the inherent uncertainty of litigation, the Company is unable to reasonably determine the full effect of the potential liability in these matters. Office Depot intends to vigorously defend itself in these lawsuits.

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 12. DIVISION INFORMATION

As a result of the Merger, the Company is in a period of transition as it relates to organizational alignment and management reporting which could impact segment reporting in future periods. At June 28, 2014, the Company had the following three reportable segments: North American Retail Division, North American Business Solutions Division, and International Division. Following the date of the Merger, the former OfficeMax U.S. Retail business is included in the North American Retail Division. The former OfficeMax United States contract and Canadian business are included in the North American Business Solutions Division. The former OfficeMax businesses in Australia and New Zealand are included in the International Division. The former OfficeMax business in Mexico is presented as Other. Because of the pending sale, the integration of this business into the International Division was suspended during the second quarter and it is currently managed and reported independently of the Company’s other international businesses. Prior period segment information has been recast to reflect this change in the reporting structure. The office supply products and services offered across all operating segments are similar. Division operating income (loss) is determined based on the measure of performance reported internally to manage the business and for resource allocation. This measure charges to the respective Divisions those expenses considered directly or closely related to their operations and allocates support costs. Other companies may charge more or less of these items to their segments and results may not be comparable to similarly titled measures used by other entities.

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

The following is a summary of significant accounts and balances by each of the Divisions, reconciled to consolidated totals.

	Sales
	Second Quarter		First Half
(In millions)	2014	2013	2014	2013
North American Retail Division	$1,457	$940	$3,267	$2,083
North American Business Solutions Division	1,491	781	3,032	1,597
International Division	834	698	1,768	1,457
Other	59	—	127	—

Total	$3,841	$2,419	$8,194	$5,137

	Division Operating Income (Loss)
	Second Quarter		First Half
(In millions)	2014	2013	2014	2013
North American Retail Division	$(6)	$(20)	$31	$1
North American Business Solutions Division	59	31	99	57
International Division	(2)	(5)	14	2

Total	$51	$6	$144	$60

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

A reconciliation of the measure of Division operating income to Consolidated loss before income taxes is as follows:

	Second Quarter		First Half
(In millions)	2014	2013	2014	2013
Total Division operating income	$51	$6	$144	$60
Add/(subtract):
Other operating income	2	—	8	—
Asset impairments	(22)	(4)	(72)	(10)
Merger, restructuring, and other operating expenses, net	(103)	(27)	(204)	(46)
Legal accrual	(80)	—	(80)	—
Unallocated expenses	(33)	(20)	(59)	(39)
Interest income	6	—	12	—
Interest expense	(16)	(17)	(41)	(33)
Other income (expense), net	(2)	8	(2)	13

Loss before income taxes	$(197)	$(54)	$(294)	$(55)

The gross amount of goodwill and the amount of accumulated impairment losses as of June 28, 2014 are provided in the following table:

(In millions)	North American Retail Division	North American Business Solutions Division	International Division	Corporate	Total
Goodwill	$2	$370	$907	$377	$1,656
Accumulated impairment losses	(2)	(349)	(907)	—	(1,258)

Balance as of December 28, 2013	—	21	—	377	398
2014 Changes:
Measurement period adjustments	—	—	—	(8)	(8)

Balance as of June 28, 2014	$—	$21	$—	$369	$390

Because the allocation of consideration related to the Merger is incomplete, the goodwill associated with the transaction has not yet been allocated to the reporting units and is included in Corporate above. The purchase price allocation and the allocation of goodwill on a relative fair value basis are expected to be complete within the measurement period that will not exceed one year from the transaction date. Refer to Note 2 for additional information on the goodwill associated with the Merger and measurement period adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

OVERVIEW

Office Depot, Inc., together with our subsidiaries (“Office Depot” or the “Company”), is a global supplier of office products and services to consumers and businesses of all sizes. On November 5, 2013, we merged with OfficeMax Incorporated (“OfficeMax”) (the “Merger”). We sell to customers throughout North America, Europe, and Asia/Pacific through three reportable segments (or “Divisions”): North American Retail Division, North American Business Solutions Division and International Division. The North American Retail Division includes our retail stores in the United States, including Puerto Rico and the U.S. Virgin Islands, which offer office supplies, technology products and solutions, business machines and related supplies, facilities products, and office furniture. Most stores also have a copy and print center offering printing, reproduction, mailing and shipping services. The North American Business Solutions Division sells office supply products and services in Canada and the United States, including Puerto Rico and the U.S. Virgin Islands. North American Business Solutions Division customers are served through dedicated sales forces, catalogs, telesales, and electronically through our Internet sites. Our International Division sells office products and services through direct mail catalogs, contract sales forces, Internet sites, and retail stores in Europe, and Asia/Pacific. Following the date of the OfficeMax merger (the “Merger”), (i) the former OfficeMax U.S. Retail business is included in the North American Retail Division; (ii) the former OfficeMax U.S. contract and Canadian business (“Grand & Toy”) are included in the North American Business Solutions Division; and (iii) the former OfficeMax business in Australia and New Zealand is included in the International Division. The former OfficeMax business in Mexico is presented as an Other segment. Because of the pending sale, the integration of this business into the International Division was suspended during the second quarter and it is currently managed and reported independently of the Company’s other international businesses. Prior period segment information has been recast to reflect this change in reporting structure.

During the fourth quarter of 2013, we modified the measure of business segment operating results for management reporting purposes to exclude from the determination of Division operating income (loss) the impacts of asset impairments, Merger and integration, restructuring, and certain other charges and credits. These activities now are being managed at the Corporate level. The change was intended to present these activities apart from the expenses incurred to sell to and service our customers. Refer to Note 12 of the Condensed Consolidated Financial Statements for additional segment information. Also, to be consistent with how the business is managed, starting in the fourth quarter of 2013, the Company began presenting a single financial statement line item titled Selling, general and administrative expenses which includes the amounts that were previously reported in Operating and selling expenses and General and administrative expenses. Neither the change in Division operating income (loss) nor Statement of Operations presentation had an impact on Consolidated Operating income (loss), Net income (loss), or Earnings (loss) per share for the prior periods presented.

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

This MD&A contains significant amounts of forward-looking information. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Our discussion of Risk Factors, found in Item 1A of our 2013 Form 10-K and in Item 1A of this Quarterly Report, and Forward-Looking Statements, found in Item 1A of our 2013 Form 10-K, apply to these forward-looking statements.

A summary of certain factors impacting results for the 13-week and 26-week periods ended June 28, 2014 (also referred to as “the second quarter of 2014” and “the first half of 2014”) and June 29, 2013 (also referred to as “the second quarter of 2013” and “the first half of 2013”) is provided below. Additional discussion of the 2014 first quarter and first half results is provided in the narrative that follows this overview.

Merger

•	The Merger was completed on November 5, 2013. Accordingly, the Condensed Consolidated Statement of Operations for the second quarter and first half of 2014 include the OfficeMax results, affecting comparability of 2014 and 2013 amounts. Due to the significance of the OfficeMax results to the Company, the consolidation of OfficeMax sales and operating expense categories in 2014 are the main drivers of the changes in results of operations when compared to the 2013 results.

•	The impact of the Merger on total Company sales is as follows:

	Second Quarter 2014			% Change
(In millions)	Total Company Sales	Contribution from OfficeMax Banner	Second Quarter 2013 Sales	Total Company Sales	Excluding OfficeMax Contribution
North American Retail Division	$1,457	$563	$940	55%	(5)%
North American Business Solutions Division	1,491	699	781	91%	1%
International Division	834	131	698	19%	1%
Other	59	59	—	—%	—%

Total	$3,841	$1,452	$2,419	59%	(1)%

	First half 2014			% Change
(In millions)	Total Company Sales	Contribution from OfficeMax Banner	First Half 2013 Sales	Total Company Sales	Excluding OfficeMax Contribution
North American Retail Division	$3,267	$1,272	$2,083	57%	(4)%
North American Business Solutions Division	3,032	1,442	1,597	90%	—%
International Division	1,768	293	1,457	21%	1%
Other	127	127	—	—%	—%

Total	$8,194	$3,134	$5,137	60%	(1)%

•	Due to the similarities in the underlying businesses under both banners (Office Depot and OfficeMax), the trends impacting the results are often the same or similar. In the Division operating results discussion that follows, where the factors affecting the Office Depot business differ significantly from the factors affecting the OfficeMax business compared to their operations in the 2013 periods presented (before the Merger), separate explanations will be provided. However, as the integration of the two companies’ systems, processes and offerings continues throughout the remainder of 2014, the delineation of the contribution from the separate companies will become less clear.

•	In June 2014, we entered into an agreement with our joint venture partner to sell our interest in the Grupo OfficeMax business in Mexico for cash. The agreement has been approved by the appropriate regulatory authorities in Mexico and is expected to be completed during the third quarter of 2014. No significant gain or loss is anticipated on the sale.

Other Significant Factors Impacting Total Company Results and Liquidity

•	Total Company Selling, general and administrative expenses increased in 2014 compared to 2013, reflecting the addition of OfficeMax operating expenses in 2014. Total Company Selling, general and administrative expenses as a percentage of sales decreased, reflecting lower payroll and advertising expenses, as well as operational efficiencies.

•	Non-cash asset impairment charges of $22 million and $4 million were recorded in the second quarters of 2014 and 2013, respectively. In the first half of 2014 and 2013, non-cash asset impairment charges of $72 million and $10 million were recorded, respectively. The 2014 year-to-date charges include a $28 million asset impairment related to the abandonment of a software implementation project in Europe, $26 million related to the write off of capitalized software following certain information technology platform decisions related to the Merger, and the impact from the decision in the first quarter to close the Grand & Toy stores in Canada acquired in the Merger. Both periods in 2014 and 2013 include expenses related to underperforming stores in North America.

•	The Company recorded an $80 million incremental increase to the legal accrual during the second quarter of 2014 based on a potential settlement in the amount of $68 million relating to allegations regarding certain pricing practices under now expired agreements that were in place between 2001 and January 1, 2011. The accrual also covers attorney’s fees and other related legal matters.

•	We recognized $103 million and $204 million of Merger, restructuring, and other operating expenses, net in the second quarter and first half of 2014, respectively. In the second quarter of 2014, this line item includes $92 million of expenses related to the Merger transaction and integration activities and $11 million of restructuring and other operating expenses. In the first half of 2014, this line item includes $188 million of expenses related to the Merger transaction and integration activities and $16 million of restructuring and other operating expenses. We estimate that merger and integration expenses will be $400 million during the three-year period of 2014 through 2016, excluding costs related to rationalizing and optimizing the U.S. retail store base and other asset impairments. We anticipate that approximately $300 million of these integration expenses will be incurred in 2014. In addition, for all store closures in 2014, we expect to accrue approximately $40 million for any remaining lease obligations, subject to mitigation through negotiations with landlords and in some cases subleasing.

•	Interest income increased in 2014 primarily due to the impact of OfficeMax Timber Notes income. Interest expense in 2014 includes a second quarter reversal of previously accrued interest expense on uncertain tax positions, following resolution of the related matter, amounting to $9 million. Excluding this reversal, interest expense increased in 2014 when compared to 2013, mainly due to interest expense related to OfficeMax recourse and non-recourse debt, which was partially offset by the maturity of $150 million of the 6.25% senior notes in August 2013.

•	The effective tax rates for the second quarter and first half of 2014 of 4% and -1%, respectively, reflect the impact of valuation allowances limiting recognition of deferred tax assets. Because of the valuation allowances and changes in the mix of earnings among jurisdictions, the Company continues to experience significant effective tax rate volatility within the year and across years.

•	Loss per share was $(0.36) in the second quarter of 2014 compared to a loss per share of $(0.23) in the second quarter of 2013. Loss per share was $(0.56) in the first half of 2014 compared to a loss per share of $(0.29) in the first half of 2013. The weighted average shares used for the 2014 EPS calculations include the impact of shares issued in the fourth quarter of 2013 in connection with the Merger.

•	At June 28, 2014, we had $768 million in cash and cash equivalents and $1.1 billion available on our asset based credit facility. Cash flow from operating activities was a use of $162 million for the first half of 2014.

OPERATING RESULTS

Discussion of Corporate and Other items, including material charges and credits and changes in interest and income taxes, follows our review of segment results.

NORTH AMERICAN RETAIL DIVISION

	Second Quarter		First Half
(In millions)	2014	2013	2014	2013
Sales	$1,457	$940	$3,267	$2,083
% change	55%	(5)%	57%	(6)%
Division operating income (loss)	$(6)	$(20)	$31	$1
% of sales	—%	(2)%	1%	—%
Comparable store sales decline	(2)%	(4)%	(2)%	(4)%

Sales in our North American Retail Division increased 55% in the second quarter of 2014 compared to sales in the same period last year, primarily as a result of the addition of OfficeMax 2014 sales of $563 million. Excluding the OfficeMax sales, 2014 sales would have decreased 5%.

Comparable store sales in 2014 from the 1,059 stores under the Office Depot banner that were open for more than one year decreased 2%. For the Office Depot banner, average order value remained flat and transactions declined, reflecting lower customer traffic. Sales of ink and toner, portable computers, and computer related products declined, while sales of supplies and in Office Depot Copy and Print Depot increased.

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

In addition to comparable sales trends discussed above, total sales decline was impacted by store closures. The Company believes that some shoppers continue to purchase in Company stores in proximity to closed locations and online or through catalogs. Online and catalog sales are reported in the North American Business Solutions Division. While store closures result in lower sales in the North American Retail Division, they are typically lower performing stores and future Division operating income may benefit.

The North American Retail Division reported an operating loss of $6 million in the second quarter of 2014, compared to a loss of $20 million in the same period of prior year. The Division’s operating loss improvement in the second quarter of 2014 reflects higher gross profit margin from the addition of the OfficeMax banner and improvements in the Office Depot banner, as well as benefits associated to prior restructuring activities under the Office Depot banner and synergies from combining the two companies. As the integration of the businesses continues, including the phasing in of certain common systems, the identity of revenues and expenses will not be as clear at the individual banner level and operating trends will be addressed at the Division level for the remainder of 2014.

In the first half of 2014, sales in our North American Retail Division increased 57% compared to sales in the same period last year, primarily as a result of the addition of OfficeMax 2014 sales of $1,272 million. Excluding the OfficeMax sales, 2014 sales would have decreased 4%.

During the second quarter of 2014, the North American Retail Division opened 2 stores and closed 32, ending the period with a store count of 1,870.

Based on the current real estate strategy, at least 400 stores in North America are expected to be closed over the next three years, with approximately 165 stores closing in 2014, including those closed through the end of the second quarter. The remaining 2014 closures are expected to be completed in the fourth quarter. The more than 400 store closures are expected to result in at least $100 million in annual run-rate synergies and will begin to be accretive in 2015. In addition, for all store closures in 2014, we expect to accrue approximately $40 million for any remaining lease obligations, subject to mitigation through negotiations with landlords and in some cases subleasing. The real estate portfolio optimization plan will be adjusted in future periods as market and competitive conditions change.

Implementation of this strategy is expected to result in additional charges that will be reflected in Corporate reporting, and not included in the determination of Division income in future periods.

NORTH AMERICAN BUSINESS SOLUTIONS DIVISION

	Second Quarter		First Half
(In millions)	2014	2013	2014	2013
Sales	$1,491	$781	$3,032	$1,597
% change	91%	(2)%	90%	(2)%
Division operating income	$59	$31	$99	$57
% of sales	4%	4%	3%	4%

Sales in our North American Business Solutions Division increased 91% in the second quarter of 2014 compared to sales in the same period in the prior year, primarily as a result of the addition of OfficeMax 2014 sales of $699 million. Excluding the OfficeMax sales, second quarter 2014 sales would have increased 1%. As the integration of the two companies evolves, the delineation of the contribution from the separate companies is becoming less clear.

Sales under the Office Depot banner in the second quarter of 2014 compared to the same period in 2013 increased in the contract and direct channels. The increase in the contract channel includes benefit from the integration as sales are recorded in the combined entity’s systems and presented under the Office Depot banner. Online sales through the direct channel increased during the second quarter of 2014, reflecting efforts to enhance the Internet shopping offering and experience. The increased online sales were partially offset by reduced call center sales. We anticipate this shift in customer shopping preference will continue. On a product category basis under the Office Depot banner, sales increased across all categories.

Division operating income for the second quarter of 2014 was $59 million, compared to $31 million in the same period of the prior year. Division operating income as a percentage of sales in the second quarter of 2014 remained consistent with the percentage in the same period in 2013. Gross profit margin decreased reflecting in part the impact of adding OfficeMax contract channel customers with a higher mix of lower margin accounts, as well as the impact of the Grand & Toy operations that experienced a decline in gross margin rate in 2014. The Company will focus on improving the overall mix of customers and offering margin enhancing products and services to align more with the Office Depot contract channel customers. The gross profit margin decrease was offset by lower advertising expense as a percentage of sales across the channels compared to the prior year. This benefit reflects efficiencies of combining the companies. Division operating income for the second quarter of 2014 includes the positive contribution from the Merger.

In the first half of 2014, sales in our North American Business Solutions Division increased 90% compared to sales in the same period in the prior year, primarily as a result of the addition of OfficeMax 2014 sales of $1,442 million. Excluding the OfficeMax sales, first half 2014 sales would been consistent with the first half of 2013.

In 2014, the Company closed the 19 Grand & Toy stores in Canada that were added as part of the Merger. Because this decision was after the Merger date, the fair value of assets for these locations recognized in purchase accounting has been written down to the amount recoverable through operations. That impairment charge has been reflected in the Asset impairments line in the Condensed Consolidated Statement of Operations and as a Corporate charge not included in determination of Division operating income.

INTERNATIONAL DIVISION

	Second Quarter		First Half
(In millions)	2014	2013	2014	2013
Sales	$834	$698	$1,768	$1,457
% change	19%	(3)%	21%	(6)%
Division operating income (loss)	$(2)	$(5)	$14	$2
% of sales	—%	(1)%	1%	—%

Sales in our International Division in U.S. dollars increased 19% in the second quarter of 2014 and 21% in the first half, compared to sales in the same period in the prior year. The increases primarily result from the addition of OfficeMax sales of $131 million and $293 million for the second quarter and first half of 2014, respectively. Excluding the OfficeMax sales, second quarter and first half of 2014 sales compared to the same period last year would have increased 1% in U.S. dollars in both periods. On a constant currency basis, sales decreased 5% and 3% for the second quarter and first half of 2014, respectively. The Easter holiday timing benefit experienced in the first quarter of 2014 had the opposite impact in the second quarter comparison to last year. On a working day constant currency basis, sales under the Office Depot banner in the contract and direct channels decreased in both the second quarter and first half of 2014. The contract channel sales decline reflects competitive market pressures, the loss of certain contracts and discontinuation of low margin business. The sales decline in the direct channel reflects the continued decline in catalog and call center sales, partially offset by online sales increases. The Company continues to focus on improving the rate of decline in the direct channel.

Division operating loss totaled $2 million in the second quarter of 2014, compared to a loss of $5 million in the same period of 2013. The improvement in the second quarter of 2014 compared to 2013 reflects benefits from exiting unprofitable contracts, as well as certain product cost and sales mix benefits. Operating expenses as a percentage of sales decreased across the Division, reflecting lower advertising expenses and benefits from current and prior period restructuring activities. The Division anticipates additional restructuring activities to align the organization from a geographic-focus to a channel-focus, though decisions on these activities have not been finalized. Costs associated with restructuring activities are reported at the Corporate level and discussed in the “Restructuring and other operating expenses, net” section below.

The factors discussed impacting the second quarter of 2014 Division operating income (loss) are also reflective of those impacting the first half, except that the acquired business in Asia/Pacific had a higher contribution in the first quarter than in the second quarter of 2014, reflecting seasonality, customer turnover and competitive pressures, partially offset by certain gross margin rate improvements.

For U.S. reporting, the International Division’s sales are translated into U.S. dollars at average exchange rates experienced during the period. The Division’s reported sales were positively impacted by $38 million and $68 million from changes in foreign currency exchange rates in the second quarter and first half of 2014, respectively. Internally, we analyze our international operations in terms of local currency performance to allow focus on operating trends and results.

OTHER

	2014
(In millions)	Second Quarter	First Half
Sales	$59	$127
Other operating income	$2	$8

With the Merger, the Company acquired the OfficeMax joint venture business operating in Mexico, Grupo OfficeMax. During the first quarter of 2014, we reached an agreement in principle to sell that business to our joint venture partner and entered into an agreement in June 2014. The agreement has been approved by the appropriate regulatory authorities in Mexico and the sale is expected to be completed during the third quarter of 2014. The sale price is considered to be the most appropriate indication of the joint venture fair value and no significant gain or loss is expected on disposition. Anticipated cost to sell have been accrued. Any cumulative translation account balances will be released following the sale. Because of the pending sale, the integration of this business into the International Division was suspended during the second quarter and it is currently managed and reported independently of the Company’s other international businesses. Prior period segment information has been recast to reflect this change in the reporting structure.

Since the Company controls the joint venture, the total Grupo OfficeMax results are included in the Condensed Consolidated Statement of Operations, with an apportionment of the period results to the noncontrolling interest based on their ownership percentage. The assets and liabilities of the joint venture are presented in the Condensed Consolidated Balance Sheet at June 28, 2014 and December 28, 2013, as Assets of consolidated joint venture held for sale and Liabilities of consolidated joint venture held for sale, respectively.

The Company adopted the new accounting standard on discontinued operations at the beginning of the second quarter of 2014. While this is a disposal of all operations in Mexico, it is not considered to have a major effect on our operations or financial results and, accordingly, it is not presented as discontinued operations.

CORPORATE

The line items in our Condensed Consolidated Statements of Operations impacted by Corporate activities are presented in the table below, followed by a narrative discussion of the significant matters.

	Second Quarter		First Half
(In millions)	2014	2013	2014	2013
Asset impairments	$22	$4	$72	$10
Merger, restructuring, and other operating expenses, net	103	27	204	46
Legal accrual	80	—	80	—

Total charges and credits impact on Operating income (loss)	$205	$31	356	$56

In addition to these charges and credits, certain Selling, general and administrative expenses are not allocated to the Divisions and are managed at the Corporate level. Those expenses are addressed in the section “Unallocated Expenses” below.

Legal Accrual

In June 2014, the Company participated in a non-binding, voluntary mediation regarding the previously disclosed matter, State of California et al. ex. rel. David Sherwin v. Office Depot. The lawsuit sought claims based on allegations regarding certain pricing practices under now expired agreements that were in place between 2001 and January 1, 2011. In the mediation, the Company negotiated a potential settlement to resolve the matter. During the second quarter of 2014, the Company recorded an $80 million incremental increase to the legal accrual which included the potential settlement of $68 million, as well as attorneys’ fees and other related legal matters. The parties continue to work to resolve the matter. Any final settlement would require court approval and there can be no assurance that the settlement will be reached at all or on the terms proposed.

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

Asset Impairments

The Company recognized asset impairment charges of $22 million and $4 million in the second quarters of 2014 and 2013, respectively, and $72 million and $10 million in the first half of 2014 and 2013, respectively. The second quarter of 2014 impairment charges include $10 million for store impairments and $12 million resulting from a decision to convert certain websites to a common platform. The impairment charges in the first half of 2014 also include $28 million related to the abandonment of a software implementation project in Europe, $13 million to write off of capitalized software following certain information technology platform decisions related to the Merger, and $1 million from a decision to close the 19 Grand & Toy stores in Canada acquired as part of the Merger.

The store impairment charges recognized in the second quarter and first half of 2014 were based on discounted cash flow analyses of the retail locations that assumed a sales decline the next year similar to recent experience, with negative but improving trends for later years. Gross margin assumptions and operating costs were assumed to be consistent with recent actual results and planned activities.

Based on development of the real estate strategy during the second quarter of 2014, the Company currently anticipates closing at least 400 stores by the end of 2016, including approximately 165 stores in 2014. For purposes of the store impairment analysis for the second quarter of 2014, cash flow periods were limited to the likely closure dates identified in the analysis. Over this implementation horizon, the extent and identity of closures is likely to change based on market condition, competitive behavior, results experienced from closures compared to expectations, the real estate market and other factors. To the extent that future sales and operating assumptions in the current portfolio are not achieved or are subsequently reduced, or more or different stores are closed, additional impairment charges may result. Additionally, we may experience volatility from the timing of recognition of impairment charges followed by credits related to capital leases and deferred rent accounts if the leases are terminated or modified. However, at the end of the second quarter of 2014, the impairment analysis reflects the Company’s best estimate of future performance, based on the current business model.

Merger, restructuring and other operating expenses, net

Merger

We recognized Merger-related expenses of $92 million and $17 million in the second quarters of 2014 and 2013, respectively. In the first half of 2014 and 2013, Merger-related expenses amounted to $188 million and $32 million, respectively. The $188 million incurred in 2014 includes (i) $119 million of employee related expenses for termination benefits and certain incentives to retain and motivate employees; (ii) $59 million related to transaction and integration activities, which were primarily legal, accounting, and integration-related; and (iii) $10 million of other expenses.

Expenses in the 2013 periods were incurred by Office Depot prior to the Merger and include investment banking and professional fees associated with the transaction, including preparation for regulatory filings and shareholder approvals, as well employee retention accruals. It is expected that significant Merger-related expenses will continue to be incurred in future periods as decisions are made about facility closures, organizational structure and other integration activities. We estimate that merger and integration expenses will be $400 million during the three-year period of 2014 through 2016, excluding costs related to rationalizing and optimizing the U.S. retail store base and other asset impairments. We anticipate that approximately $300 million of these integration expenses will be incurred in 2014. In addition, for all store closures in 2014, we expect to accrue approximately $40 million for any remaining lease obligations, subject to mitigation through negotiations with landlords and in some cases subleasing.

Refer to Note 2, “Merger” and Note 3, “Merger, Restructuring, and Other Accruals”, in Notes to the Condensed Consolidated Financial Statements for additional information

Restructuring and other operating expenses

We recognized restructuring and other operating expenses of $11 million and $10 million in the second quarters of 2014 and 2013, respectively. In the first half of 2014 and 2013, restructuring and other operating expenses amounted to $16 million and $14 million, respectively. Restructuring and other operating expenses in all periods presented primarily related to severance and other costs for organizational changes in Europe resulting from a planned progression from a country-based focus to a Europe-wide focus by channel. This realignment, and related cost to implement, is expected to continue and future costs may be significant. The expenses in the first half of 2013 include a net benefit from an asset disposition in Europe that was more than offset by severance and other restructuring charges.

Unallocated Expenses

The Company allocates to the Divisions functional support costs that are considered to be directly or closely related to segment activity. Those allocated costs are included in the measurement of Division operating income (loss). Other companies may charge more or less of functional support costs to their segments, and our results therefore may not be comparable to similarly titled measures used by other companies. The unallocated costs primarily consist of the buildings used for the Company’s corporate headquarters and personnel not directly supporting the Divisions, including certain executive, finance, audit and similar functions. Following the Merger, unallocated costs also include certain pension expense or credit related to the frozen OfficeMax pension and other benefit plans.

Unallocated expenses were $33 million and $20 million in the second quarters of 2014 and 2013, respectively. The increase primarily reflects $8 million from the addition of OfficeMax, as well as higher variable pay partially offset by lower functional area expenses not allocated to the Divisions. Unallocated expenses were $59 million and $39 million in the first half of 2014 and 2013, respectively. The unallocated expense increase in first half of 2014 largely reflects the same factors as the increase experienced in the second quarter, with $16 million attributable to the addition of OfficeMax.

Other Income and Expense

	Second Quarter		First Half
(In millions)	2014	2013	2014	2013
Interest income	$6	$—	$12	$—
Interest expense	(16)	(17)	(41)	(33)
Other income (expense), net	(2)	8	(2)	13

Second quarter and first half 2014 interest income includes $5 million and $11 million, respectively, of interest income earned on the OfficeMax Timber Notes net of amortization of the fair value adjustment recorded at the Merger date. Interest income on the Timber Notes net of fair value adjustment amortization is expected to be approximately $21 million for fiscal year 2014. The associated non-recourse debt net of amortization of the fair value adjustment recorded at the Merger date added $5 million and $10 million of interest expense in the second quarter and first half of 2014, respectively, and is expected to be approximately $20 million for fiscal year 2014. Interest expense in the second quarter and first half of 2014 also reflects $5 million and $10 million increases, respectively, due to interest incurred on debt acquired in the Merger, offset by decreases of $2 million and $4 million, respectively, associated with the maturity of $150 million of the 6.25% senior notes in August 2013. Debt associated with the joint venture in Mexico will be deconsolidated when the sale is completed, currently expected during the third quarter of 2014. Additionally, interest expense in the second quarter of 2014 includes a $9 million reversal of previously accrued interest expense on uncertain tax positions following resolution of the related matter.

Other income (expense), net includes gains and losses related to foreign exchange transactions, losses on sales of the Boise Cascade Company stock received by the Company following the Merger, investment results from deferred compensation plans, and prior to the sale in July 2013, our portion of the Office Depot de Mexico joint venture income. The second quarter and first half of 2013 includes $7 million and $14 million, respectively, as our portion of joint venture earnings.

Income Taxes

For the first half of 2014, we recognized income tax expense on a pretax loss because, as in prior periods, deferred tax benefits were not recognized on pretax losses in certain tax jurisdictions with valuation allowances, while income tax expense was recognized in tax jurisdictions with pretax earnings. The decrease in the second quarter and first half of 2014 from the same periods of 2013 is primarily attributable to $7 million of income tax benefits recognized for the release of valuation allowance and favorable settlements with certain tax authorities, as described below.

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

The Company has significant deferred tax assets in the U.S. and in foreign jurisdictions against which valuation allowances have been established to reduce such deferred tax assets to the amount that is more likely than not to be realized. During the second quarter of 2014, the Company released valuation allowance in certain foreign jurisdictions due to the existence of sufficient positive evidence, which resulted in the recognition of a $4 million income tax benefit.

Due to settlements with certain tax authorities during the second quarter of 2014, the Company’s balance of unrecognized tax benefits decreased by $3 million, which resulted in an income tax benefit of the same amount. The Company also estimates its unrecognized tax benefits to increase by $11 million in 2014 for current year positions in certain tax jurisdictions, only $2 million of which is estimated to increase income tax expense for the year due to valuation allowances. After application of interim period tax accounting, the Company’s unrecognized tax benefits increased by $4 million in the second quarter of 2014, $1 million of which increased income tax expense. The remainder will be recognized in the second half of 2014. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made.

Preferred Stock Dividends

In connection with the Merger, we redeemed the preferred stock in two transactions during 2013. Preferred stock dividends for the second quarter and first half of 2013 in our Condensed Consolidated Statement of Operations were $10 million and $20 million, respectively, and relate to contractual dividends incurred prior to the redemptions.

NEW ACCOUNTING STANDARDS

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update that changes the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that has (or will have) a major effect on an entity’s operations and financial results will be presented as discontinued operations. The standard also removed continuing cash flows and significant continuing involvement as considerations in determining if a disposal should be presented as discontinued operations. The standard should be applied prospectively and is effective for public entities beginning in annual periods after December 15, 2014, with early adoption allowed. The Company elected to adopt this standard as of the beginning of the second quarter of 2014. The early adoption had no significant impact in the Company’s Condensed Consolidated Financial Statements.

In May 2014, the FASB issued an accounting standards update that will supersede most current revenue recognition guidance and modify the accounting for certain costs associated with revenue generation. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a number of steps to apply to achieve that principle. The standard is effective for the Company’s first quarter of 2017. Early adoption is not permitted. Implementation may be either through retrospective application to each period from the first quarter of 2015 or with a cumulative effect adjustment upon adoption in 2017. Additional disclosures will also be required under the new standard. The Company is in the early stages of assessing what impacts this new standard will have on its consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

At June 28, 2014, we had approximately $768 million in cash and equivalents and another $1.1 billion available under the Amended Credit Agreement (as defined in Note 5 of the Condensed Consolidated Financial Statements) based on June borrowing base certificate, for a total liquidity of approximately $1.9 billion. We currently believe that our cash on hand, availability of funds under the Amended Credit Agreement, and cash flows generated from operations will be sufficient to fund our working capital, capital expenditure and debt repayment requirements for at least the next twelve months.

At June 28, 2014, no amounts were drawn under the Amended Credit Agreement. There were letters of credit outstanding under the Amended Credit Agreement at the end of the second quarter totaling $97 million.

We also had short-term borrowings of $2 million at June 28, 2014 under various local currency credit facilities for our international subsidiaries that had an effective interest rate at the end of the second quarter of approximately 5.2%. The maximum month end amount occurred in March at approximately $10 million and the maximum monthly average amount occurred in March at approximately $6 million. These short-term borrowings represent outstanding balances on uncommitted lines of credit, which do not contain financial covenants.

The Company was in compliance with all applicable financial covenants at June 28, 2014.

In the first half of 2014, we incurred $188 million in expenses associated primarily with the Merger and integration actions and $16 million in restructuring expenses associated primarily with actions taken in Europe. Significant Merger and restructuring expenses are expected to continue to be incurred in future periods.

In connection with the Merger, we assumed obligations under the OfficeMax North American pension plans and other postretirement plans. In the first half of 2014, $38 million of cash contributions were made to the North American pension and other postretirement plans. An additional $12 million of cash contributions are expected to be made to the North American pension and other postretirement plans in 2014, of which $4 million was contributed in July 2014. The amounts funded are presented as Operating activity outflows in the Condensed Consolidated Statement of Cash Flows.

Cash Flows

On November 5, 2013, the Company merged with OfficeMax Incorporated. Accordingly, the Condensed Consolidated Statement of Cash Flows for the first half of 2014 includes the OfficeMax results, with no comparable amounts in the first half of 2013.

Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	First Half
(In millions)	2014	2013
Operating activities	$(162)	$(94)
Investing activities	(15)	(67)
Financing activities	(9)	(34)

Operating Activities

During the first half of 2014, cash used in operating activities was $162 million, compared to a use of cash of $94 million during the same period last year. Operating cash flows in 2014 include approximately an $152 million use of cash associated with Merger-related activities. Refer to Merger, restructuring and other operating expenses, net discussion above for anticipated future costs of integration activities.

Changes in net working capital and other components for the first half of 2014 resulted in a $126 million use of cash compared to a $167 million use in the same period last year. The change reflects the timing of activity toward the end of the respective balance sheet periods, the impact of Merger activity, the legal accrual and the inclusion of OfficeMax in the 2014 results but not 2013. The 2014 period also was positively impacted by a decrease in inventory compared to an increase in same period in the 2013. Working capital is influenced by a number of factors including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, refer to Note 1 of the Condensed Consolidated Financial Statements.

Investing Activities

Cash used in investing activities was $15 million in the first half of 2014, compared to a $67 million use of cash in the same period last year. The first half of 2014 includes $43 million proceeds from the disposition of Boise Cascade Company common stock received from the Boise Cascade Holdings distribution, offset by capital expenditures of $66 million. The 2014 period also includes $8 million from proceeds from assets sold. The $67 million use of cash in 2013 period primarily relates to capital expenditures. Net cash proceeds from the disposition of Grupo OfficeMax are anticipated to be received in the third quarter of 2014.

Financing Activities

Cash used in financing activities was $9 million in the first half of 2014, compared to a cash use of $34 million in the same period last year. Net repayment of long- and short-term borrowings amounted to $10 million in the first half of 2014 compared to net repayment of $11 million in the same period last year. Dividends on preferred stock amounting to $20 million were paid in cash in the first half of 2013. The preferred stock was fully redeemed in 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risks

At June 28, 2014, there had not been a material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of the Company’s 2013 Form 10-K.

Foreign Exchange Rate Risks

At June 28, 2014, there had not been a material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of the Company’s 2013 Form 10-K.

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

During the second quarter of 2014, we continued to integrate the OfficeMax operations, which the Company acquired in November 2013. In connection with this integration and resulting business process changes, we continue to enhance the design and documentation of our internal procedures to maintain suitable controls over our financial reporting.

Based on management’s evaluation, as of June 28, 2014, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that the Company files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

In addition to the foregoing in 2009, State of California et al., ex rel. David Sherwin v. Office Depot was filed in Superior Court for the State of California, Los Angeles County, and unsealed on October 16, 2012. On January 29, 2014, the case, which had been removed to the United States District Court for the Central District of California, was remanded back to the Superior Court. The lawsuit asserts claims, including claims under the California False Claims Act, based on allegations regarding certain pricing practices under now expired agreements that were in place between 2001 and January 1, 2011, pursuant to which governmental agencies purchased office supplies from us (the “Purchasing Agreements”). The Plaintiffs seek monetary damages and other relief and, to the extent that liability is found under the California False Claims Act, the Company could also be subject to the trebling of damages and statutory penalties. On June 25, 2014, the Company participated in a non-binding, voluntary mediation in which the Company negotiated a potential settlement to resolve the matter for payments of approximately $68 million to the plaintiffs and approximately $9 million in attorneys’ fees to the plaintiffs’ attorneys. The parties continue to work to resolve the matter. Any final settlement would require court approval and there can be no assurance that the settlement will be reached at all or on the terms proposed. Additionally, as previously disclosed, during the first quarter of 2011, the Company was notified that the United States Department of Justice (“DOJ”) commenced an investigation into certain pricing practices related to the Purchasing Agreements. The Company recently learned that the matter was closed in 2012.

In September 2012, Heitzenrater v. OfficeMax North America, Inc., et al. was filed in the United States District Court for the Western District of New York as a putative class action alleging violations of the Fair Labor Standards Act and New York Labor Law. The complaint alleges that OfficeMax misclassified its assistant store managers as exempt employees, willfully failed to pay overtime compensation, and seeks unpaid wages, punitive damages, and penalties for record keeping violations. The Company believes that adequate provisions have been made for probable losses and such amounts are not material. However, in light of the early stage of the case and the inherent uncertainty of litigation, the Company is unable to reasonably determine the full effect of the potential liability in the matter. OfficeMax intends to vigorously defend itself in this lawsuit. Further, Kyle Rivet v. Office Depot, Inc., is pending in the United States District Court for the District of New Jersey. The complaint alleges that Office Depot’s use of the fluctuating workweek (FWW) method of pay was unlawful because Office Depot failed to pay a fixed weekly salary and failed to provide its assistant managers with a clear and mutual understanding that they would receive a fixed weekly salary for all hours worked. The plaintiffs similarly seek unpaid overtime, punitive damages, and attorneys’ fees. The Company believes in this case as well that adequate provisions have been made for probable losses and such amounts are not material. However, in light of the early stage of the case and the inherent uncertainty of litigation, the Company is unable to reasonably determine the full effect of the potential liability in these matters. Office Depot intends to vigorously defend itself in these lawsuits.

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

Item 1A. Risk Factors.

Except for the additional risk factors set forth below, there have been no material changes in our risk factors from those previously disclosed in the Company’s 2013 Form 10-K.

Our ongoing business is subject to certain risks related to our merger integration efforts or other restructuring activities that we may undertake from time to time.

As described elsewhere in this Quarterly Report, we completed a merger with OfficeMax on November 5, 2013, pursuant to which OfficeMax became an indirect, wholly-owned subsidiary of our Company. The Merger involved the integration of two companies that previously operated independently with principal offices in two distinct locations. We are devoting significant management attention and resources to integrating the companies. As previously disclosed, the combined company is expected to capture over $600 million in cost synergies by the end of 2016 and at least an additional $100 million in annual run-rate synergies from store closures. Additionally, in response to economic and competitive factors in our industry, we may, from time to time, undertake certain restructuring activities within our business divisions to improve our performance. In recent years, the International Division has undergone significant restructuring activities, including disposing of assets and streamlining processes, primarily in Europe in an effort to be more responsive to customer needs and further improve processes. We may not be able to achieve the expected Merger synergies or restructuring benefits due to certain risks, among other things, risks that:

•	the businesses of Office Depot and OfficeMax may not be integrated successfully or such integration may take longer, be more difficult, time-consuming or costly to accomplish than expected;

•	we may experience business disruption following the Merger, including adverse effects on employee retention;

•	we may be unable to avoid potential liabilities and unforeseen increased expenses or delays associated with the Merger integration or other restructuring activities, including in Europe;

•	there may be unanticipated changes in the markets for the combined Company’s business segments;

•	branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers;

•	there may be unanticipated downturns in business relationships with customers;

•	there may be competitive pressures on the combined Company’s sales and pricing;

•	there may be increases in the cost of material, energy and other production costs, or unexpected costs that cannot be recouped in product pricing;

•	we may be unable to close all of the stores targeted for closure or such store closures may not result in the benefits or cost savings at levels that we anticipate due to factors such as sales transfers to stores remaining open being below our projections and costs to close stores being higher than our projections, because of the terms of the existing lease, the condition of the local property market, demand for the specific property, our relationship with the landlord, the availability of potential sub-lease tenants and employee severance and other costs;

•	the benefits of any restructuring activity, including in Europe, may not be fully realized due to competitive, regulatory or operational difficulties;

•	we may be unable to successfully manage the complex integration of systems, technology, networks and other assets of the combined Company in a manner that minimizes any adverse impact on our customers, vendors, suppliers, employees and other constituencies; and

•	the combined Company may have difficulty in maintaining its long-term credit rating.

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

We are involved in various legal proceedings, which from time to time may involve class action lawsuits, state and federal governmental inquiries, audits and investigations, employment, tort, state false claims act, consumer litigation and intellectual property litigation. At times, such matters may involve directors and/or executive officers. Certain of these legal proceedings, including government investigations, may be a significant distraction to management and could expose our Company to significant liability, including settlement expenses, damages, fines, penalties, attorneys’ fees and costs, and non-monetary sanctions, including suspensions and debarments from doing business with certain government agencies, any of which could have a material adverse effect on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

At June 28, 2014, pursuant to an indenture, dated as of March 14, 2012, we have restrictions on the amount of cash dividends we can pay. We have never declared or paid cash dividends on our common stock and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

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

OFFICE DEPOT, INC.
(Registrant)

Date: August 5, 2014	By:	/s/ Roland C. Smith
Roland C. Smith
Chief Executive Officer and
Chairman, Board of Directors
(Principal Executive Officer)

Date: August 5, 2014	By:	/s/ Stephen E. Hare
Stephen E. Hare
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2014	By:	/s/ Kim Moehler
Kim Moehler
Senior Vice President
and Controller
(Principal Accounting Officer)