Form 10-Q
period 2014-09-27
OFFICE DEPOT INC
filed 2014-11-04
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2014

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At September 27, 2014, there were 538,621,477 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Sales	$4,069	$2,619	$12,263	$7,756
Cost of goods sold and occupancy costs	3,082	1,986	9,378	5,917

Gross profit	987	633	2,885	1,839
Selling, general and administrative expenses	859	592	2,665	1,779
Asset impairments	6	49	77	58
Merger, restructuring, and other operating expenses, net	72	44	276	90
Legal accrual	1	—	81	—

Operating income (loss)	49	(52)	(214)	(88)
Other income (expense):
Interest income	6	1	18	1
Interest expense	(25)	(15)	(65)	(48)
Gain on disposition of joint venture	—	381	—	382
Other income (expense), net	1	—	(1)	14

Income (loss) before income taxes	31	315	(262)	261
Income tax expense	2	154	6	161

Net income (loss)	29	161	(268)	100
Less: Results attributable to the noncontrolling interests	—	—	2	—

Net income (loss) attributable to Office Depot, Inc.	29	161	(270)	100
Preferred stock dividends	—	28	—	48

Net income (loss) available to common stockholders	$29	$133	$(270)	$52

Net earnings (loss) per share
Basic	$0.05	$0.42	$(0.51)	$0.18
Diluted	$0.05	$0.41	$(0.51)	$0.18

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 25, 2014 (the “2013 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Net income (loss)	$29	$161	$(268)	$100
Other comprehensive income (loss), net of tax where applicable:
Foreign currency translation adjustments	(55)	66	(46)	48
Other	—	(1)	—	(1)

Total other comprehensive income (loss), net of tax, where applicable	(55)	65	(46)	47

Comprehensive income (loss)	(26)	226	(314)	147
Comprehensive income attributable to the noncontrolling interests	—	—	2	—

Comprehensive income (loss) attributable to Office Depot, Inc.	$(26)	$226	$(316)	$147

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2013 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	September 27, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$965	$948
Receivables, net	1,308	1,314
Inventories	1,580	1,741
Assets of consolidated joint venture held for sale	—	153
Prepaid expenses and other current assets	236	290

Total current assets	4,089	4,446
Property and equipment, net	1,007	1,262
Goodwill	391	398
Other intangible assets, net	90	110
Timber notes receivable	931	945
Deferred income taxes	35	35
Other assets	237	281

Total assets	$6,780	$7,477

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,282	$1,381
Accrued expenses and other current liabilities	1,439	1,443
Income taxes payable	—	4
Liabilities of consolidated joint venture held for sale	—	73
Short-term borrowings and current maturities of long-term debt	30	27

Total current liabilities	2,751	2,928
Deferred income taxes and other long-term liabilities	611	717
Pension and post-employment obligations	115	163
Long-term debt, net of current maturities	680	692
Non-recourse debt	844	859

Total liabilities	5,001	5,359

Commitments and contingencies
Noncontrolling interest in joint venture	—	54
Stockholders’ equity:
Office Depot, Inc. stockholders’ equity:
Common stock—authorized 800,000,000 shares of $.01 par value; issued shares – 544,536,745 in September 2014 and 536,629,760 in December 2013	5	5
Additional paid-in capital	2,511	2,480
Accumulated other comprehensive income	226	272
Accumulated deficit	(906)	(636)
Treasury stock, at cost – 5,915,268 shares in 2014 and 2013	(58)	(58)

Total Office Depot, Inc. stockholders’ equity	1,778	2,063
Noncontrolling interests	1	1

Total equity	1,779	2,064

Total liabilities and stockholders’ equity	$6,780	$7,477

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2013 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	39 Weeks Ended
	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net income (loss)	$(268)	$100
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	233	145
Charges for losses on inventories and receivables	55	42
Asset impairments	77	58
Loss (gain) on disposition of joint venture	2	(382)
Changes in working capital and other	(64)	(83)

Net cash provided by (used in) operating activities	35	(120)

Cash flows from investing activities:
Capital expenditures	(90)	(94)
Restricted cash	(4)	(1)
Proceeds from sale of joint venture, net	43	675
Proceeds from sale of available for sale securities	43	—
Proceeds from assets sold and other	9	2

Net cash provided by investing activities	1	582

Cash flows from financing activities:
Net proceeds on employee share-based transactions	4	4
Redemption of redeemable preferred stock	—	(203)
Preferred stock dividends	—	(43)
Payment for noncontrolling interests	—	(1)
Debt retirement	—	(150)
Net payments on long- and short-term borrowings	(14)	(17)

Net cash used in financing activities	(10)	(410)

Effect of exchange rate changes on cash and cash equivalents	(16)	2
Net increase in cash and cash equivalents	10	54
Cash and cash equivalents of consolidated joint venture held for sale at beginning of period	7	—
Cash and cash equivalents at beginning of period	948	671

Cash and cash equivalents at end of period	$965	$725

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2013 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: Office Depot, Inc., including consolidated subsidiaries (“Office Depot” or the “Company”), is a global supplier of office products and services. On November 5, 2013, the Company merged with OfficeMax Incorporated (“OfficeMax”); refer to Note 2 for additional discussion of this merger (the “Merger”). OfficeMax’s results are included in the Condensed Consolidated Statements of Operations and Cash Flows for the 2014 periods presented, affecting comparability of 2014 and 2013 amounts. The merged Company currently operates under the Office Depot ® and OfficeMax ® banners and utilizes proprietary company and product brand names. As of September 27, 2014, the Company sold to customers throughout North America, Europe, and Asia/Pacific through three reportable segments (or “Divisions”): North American Retail Division, North American Business Solutions Division and International Division. Refer to Note 12 for further Division information.

In connection with the voluntary transfer of the listing of the Company’s common stock from the New York Stock Exchange (“NYSE”) to the NASDAQ Global Select Market (“NASDAQ”), the Company’s common stock ceased trading on the NYSE effective at the close of business on September 25, 2014 and, commenced trading on NASDAQ at market open on September 26, 2014. The Company’s common stock continues to trade under the ticker symbol ODP.

The Condensed Consolidated Financial Statements as of September 27, 2014 and for the 13-week and 39-week periods ended September 27, 2014 (also referred to as “the third quarter of 2014” and “year-to-date 2014”) and September 28, 2013 (also referred to as “the third quarter of 2013” and “year-to-date 2013”) are unaudited. However, in our opinion, these financial statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

The Company has prepared the Condensed Consolidated Financial Statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Some information and note disclosures, which would normally be included in comprehensive annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those SEC rules and regulations. For a better understanding of the Company and its Condensed Consolidated Financial Statements, we recommend reading these Condensed Consolidated Financial Statements in conjunction with the audited financial statements which are included in the Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed on February 25, 2014, with the SEC. These interim results are not necessarily indicative of the results that should be expected for the full year.

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

Due to the sale of the Company’s interest in Grupo OfficeMax S. de R.L. de C.V. and related entities (together, “Grupo OfficeMax”) in August 2014, assets and liabilities of the joint venture that relate to December 28, 2013 in the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows have been reclassified and are presented as held for sale. The integration of this business into the International Division was suspended in the second quarter of 2014 and the joint venture’s results have been removed from the International Division and reported as Other to align with how this information is presented for management reporting. Additional information on the sale is provided in Note 2.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Cash Management: The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Trade accounts payable and Accrued expenses and other current liabilities as of September 27, 2014 and December 28, 2013 included $84 million and $118 million, respectively, of amounts not yet presented for payment drawn in excess of disbursement account book balances, after considering offset provisions.

At September 27, 2014, cash and cash equivalents held outside the United States amounted to $287 million.

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

In the third quarter and year-to-date 2014, the Company withdrew $109 million and $360 million, respectively, from amounts available under the factoring arrangement. Receivables sold for which the Company did not obtain cash directly from the financial institution are included in Receivables and amount to $13 million and $10 million as of September 27, 2014 and December 28, 2013, respectively. Retention guarantee amounts of $11 million and $13 million are included in Prepaid expenses and other current assets as of September 27, 2014 and December 28, 2013, respectively.

New Accounting Standards: In April 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update that changes the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that has (or will have) a major effect on an entity’s operations and financial results will be presented as discontinued operations. The standard also removed continuing cash flows and significant continuing involvement as considerations in determining if a disposal should be presented as discontinued operations. The standard is to be applied prospectively and is effective for public entities beginning in annual periods after December 15, 2014, with early adoption allowed. The Company elected to adopt this standard early, which had no significant impact in the Company’s Condensed Consolidated Financial Statements.

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

The Merger was an all-stock transaction, valued at the closing price of Office Depot, Inc. common stock on the Merger date. In the third quarter of 2014, the Company completed the determination of the fair value of assets acquired and liabilities assumed and the allocation of the $1.4 billion consideration, including allocation of goodwill to the reporting units. Refer to Note 12 for further discussion on goodwill allocation.

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

Additionally, in accordance with certain Merger-related agreements, in both July and November 2013, the Company redeemed 50 percent of the outstanding redeemable preferred stock. The July 2013 redemption cash payment totaled $216 million and included the liquidation preference of $203 million, a redemption premium of $12 million, measured at 6% of the liquidation preference, and regular dividends incurred through the redemption date. The $43 million indicated as Preferred stock dividends on the Condensed Consolidated Statement of Cash Flows includes contractual dividend payments and the redemption premium. Preferred stock dividends included in the Condensed Consolidated Statement of Operations for the third quarter and year-to-date 2013 include contractual dividends, the redemption premium, and $10 million representing 50 percent of the difference between the liquidation preference and carrying value of the preferred stock. The liquidation preference exceeded the carrying value because of initial issuance costs and prior period paid-in-kind dividends recorded at fair value.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Consolidated joint venture held for sale

In August 2014, the Company completed the sale of its 51% capital stock interest in Grupo OfficeMax, the former OfficeMax business in Mexico, to its joint venture partner for net cash proceeds of approximately $43 million. The loss associated with the disposed business amounted to approximately $2 million, which resulted primarily from the release of the net foreign currency remeasurement differences from investment to the disposition date recorded in other comprehensive income (cumulative translation adjustment) and fees incurred to complete the transaction. The loss on disposition is included in Merger, restructuring, and other operating expenses, net in the Condensed Consolidated Statements of Operations. This disposition will not have a major effect on the Company’s operations and financial results, therefore, the transaction does not meet the discontinued operations criteria under the recently issued and early adopted accounting standards disclosed in Note 1. The amounts included in the Condensed Consolidated Statements of Operations for this business are as follows:

	2014
(In millions)	Third Quarter	Year-to-Date
Sales	$28	$155
Income before income taxes	1	6
Income attributable to Office Depot, before income taxes	1	4

The transaction was not contemplated at the Merger date, but because of the subsequent decision to sell, the joint venture’s assets and liabilities are presented in the Condensed Consolidated Balance Sheet at December 28, 2013, as Assets of consolidated joint venture held for sale and Liabilities of consolidated joint venture held for sale, respectively, and include the following:

(In millions)	December 28, 2013
Cash and cash equivalents	$7
Receivables, net	18
Inventories	71
Property and equipment, net	47
Other assets	10

Assets of consolidated joint venture held for sale	$153

Trade accounts payable	$44
Debt	7
Accrued expenses and other liabilities	22

Liabilities of consolidated joint venture held for sale	$73

Approximately $24 million of goodwill from the Merger was allocated to this entity that was sold.

Other assets held for sale

Certain facilities identified for closure through integration and other activities have been accounted for as assets held for sale. As of the third quarter 2014, these assets amount to $38 million and are presented in Prepaid expenses and other current assets. Any gain on these dispositions will be included when realized in Merger, restructuring and other operating expenses, net at the Corporate level.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 3. MERGER, RESTRUCTURING, AND OTHER ACCRUALS

In recent years, the Company has taken restructuring actions to adapt to changing and competitive market conditions. These actions include closing facilities, consolidating functional activities, eliminating redundant positions, disposing of businesses and assets, and taking actions to improve process efficiencies. Additionally, in 2013, the Merger was completed and integration activities similar to the actions described above began. In connection with the Merger, the Company assumed certain restructuring liabilities previously recorded by OfficeMax.

Merger, restructuring, and other operating expenses, net

Starting in the fourth quarter of 2013, the Company began presenting Merger, restructuring and other operating expenses, net on a separate line in the Consolidated Statements of Operations to identify these activities apart from the expenses incurred to sell to and service its customers. Prior period presentation has been updated accordingly. These expenses are not included in the determination of Division operating income. The table below summarizes the major components of Merger, restructuring and other operating expenses, net.

	Third Quarter		Year-to-Date
(In millions)	2014	2013	2014	2013
Merger related expenses
Employee related expenses	$17	$10	$136	$19
Transaction and integration	33	24	92	45
Other related expenses	5	6	14	8

Total Merger related expenses	55	40	242	72
Restructuring and certain other expenses	17	4	34	18

Total Merger, restructuring and other operating expenses, net	$72	$44	$276	$90

Employee related expenses are termination benefits and certain incentives to relocate and retain employees. Since the second quarter of 2014, the Company’s real estate strategy has been sufficiently developed to provide a basis for estimating termination benefits for certain retail and supply chain closures that are expected to extend through 2016. Such benefits are being accrued through the anticipated employee full eligibility date. Because the specific identity of retail locations to be closed is subject to change as the real estate strategy evolves, the Company applied a probability method to estimating the store closure severance accrual. The calculation considers factors such as the expected timing of store closures, terms of existing severance plans, expected employee turnover and attrition. As the integration evolves and additional decisions about the identity and timing of closures are made, more current information will be available and assumptions used in estimating the termination benefits accrual may change. Additionally, closure costs for facilities with remaining lease commitments will be recognized when the related facilities are no longer in use.

Transaction and integration expenses in 2013 primarily relate to legal, accounting, and pre-merger integration activities. Expenses in 2014 include integration-related professional fees, incremental temporary contract labor, non-capitalizable software integration costs, and other direct costs to combine the companies. Such costs are being recognized as incurred.

Other merger related expenses primarily relate to accelerated depreciation, lease closure accruals and asset dispositions.

Restructuring expenses primarily relate to European organizational changes as of the end of the third quarter 2014. Such expenses include severance and associated other costs. Refer to Note 13 for a description of the European restructuring plan approved in the fourth quarter of 2014.

Merger-related asset impairments are not included in the table above. Refer to Note 10 for further information.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Merger and restructuring accruals

The activity in the merger and restructuring accruals in year-to-date 2014 is presented in the table below.

(In millions)	Beginning Balance	Charges Incurred	Cash Payments	Currency, Lease Accretion and Other Adjustments	Ending Balance
2014
Termination benefits
Merger-related accruals	$23	$90	$(79)	$—	$34
Other restructuring accruals	5	19	(16)	—	8
Acquired entity accruals	4	—	(2)	(1)	1

	32	109	(97)	(1)	43

Lease and contract obligations, accruals for facilities closures and other costs
Merger-related accruals	25	55	(54)	(6)	20
Other restructuring accruals	62	13	(36)	1	40
Acquired entity accruals	59	1	(18)	(1)	41

	146	69	(108)	(6)	101

Total	$178	$178	$(205)	$(7)	$144

The charges incurred of $178 million in the table above are included in the $276 million Merger, restructuring and other expenses, net recognized in year-to-date 2014. Transaction and integration expenses of $92 million and employee non-cash equity compensation expenses of $6 million, which are also included in Merger, restructuring and other expenses, net, are not included in the accrual activity in the table above. Transaction and integration expenses are being recognized as incurred.

Certain incentives to relocate and retain employees associated to the Merger activities amount to $41 million and are included in the table above as a component of Lease and contract obligations, accruals for facilities closures and other costs.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 4. INVESTMENTS

Unconsolidated Joint Venture

From 1994 through the third quarter of 2013, the Company participated in a joint venture that sold office products and services in Mexico and Central and South America and accounted for this investment under the equity method. In July 2013, the Company sold its 50% investment in Office Depot de Mexico, S.A. de C.V. (“Office Depot de Mexico”) to Grupo Gigante, S.A.B. de C.V., the joint venture partner, for the Mexican Peso amount of 8,777 million in cash (approximately $680 million at then-current exchange rates). A pretax gain of $381 million was recognized in the third quarter of 2013 ($382 million for the year-to-date period) as Gain on the disposition of joint venture in the Condensed Consolidated Statements of Operations. The gain is net of third party fees, as well as recognition of $39 million of cumulative translation losses released from other comprehensive income because the subsidiary holding the joint venture investment was substantially liquidated. For periods prior to the sale, the Company’s proportionate share of Office Depot de Mexico’s net income was presented in Other income (expense), net in the Condensed Consolidated Statements of Operations and totaled $13 million in year-to-date 2013.

Refer to Notes 6 and 10 for income tax impacts and goodwill impairment associated with the sale, respectively.

Boise Cascade Holdings, LLC and Boise Cascade Company Common Stock

The Company had an investment of approximately 20% of the voting equity securities of Boise Cascade Holdings, L.L.C. (“Boise Cascade Holdings”), a building products company that originated in connection with the OfficeMax sale of its paper, forest products and timberland assets in 2004. At December 28, 2013, Boise Cascade Holdings owned common stock of Boise Cascade Company (“Boise Cascade”), a publicly traded entity, which gave the Company the indirect ownership interest of approximately 4% of the shares of Boise Cascade. The investment in Boise Cascade Holdings was accounted for under the cost method because the Company did not have the ability to significantly influence the entity’s operating and financial policies. At December 28, 2013, the investment of $46 million was included in Other assets in the Condensed Consolidated Balance Sheet.

During the first quarter of 2014, Boise Cascade Holdings distributed to its shareholders all of the Boise Cascade common stock it held. The Company received 1.6 million shares in this distribution, which the Company fully disposed of in open market transactions through June 28, 2014 for total cash proceeds of $43 million. The related loss on disposal is included in Other income (expense), net in the Condensed Consolidated Statement of Operations. During the third quarter of 2014, the Company received an additional $1 million of cash in conjunction with the dissolution of Boise Cascade Holdings.

NOTE 5. DEBT

Amended Credit Agreement

Based on the September borrowing base certificate, at September 27, 2014, the Company had approximately $1.2 billion of available credit under the asset-based, multi-currency revolving credit facility (the “Facility”) provided by the Amended and Restated Credit Agreement entered into in May 2011, as amended effective February 2012, March 2013, and November 2013. Letters of credit outstanding under the Facility totaled $92 million. There were no borrowings under the Facility in the year-to-date 2014.

Senior Notes

In August 2013, $150 million borrowed under the 6.25% senior notes matured and was repaid at par.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 6. INCOME TAXES

In year-to-date 2014, the Company recognized income tax expense on a pretax loss resulting from deferred tax benefits not being recognized on pretax losses in certain tax jurisdictions with valuation allowances, while income tax expense was recognized in tax jurisdictions with pretax earnings. Accordingly, interim income tax reporting is likely to result in significant variability of the effective tax rate throughout the course of the year. Changes in pretax income projections and the mix of income across jurisdictions could also impact the effective tax rate each quarter. The decrease in income tax expense in the third quarter and year-to-date 2014 from the same periods of 2013 is primarily attributable to the 2013 sale of the Company’s investment in Office Depot de Mexico (discussed in Note 4), which resulted in $146 million of income tax expense in the third quarter of 2013. The sale of the Company’s interest in Grupo OfficeMax during 2014 did not generate a similar gain or tax expense.

The Company has significant deferred tax assets in the U.S. and in foreign jurisdictions against which valuation allowances have been established to reduce such deferred tax assets to the amount that is more likely than not to be realized. During the second quarter of 2014, the Company released valuation allowance in certain foreign jurisdictions due to the existence of sufficient positive evidence, which resulted in the recognition of a $4 million income tax benefit. As of the third quarter of 2014, valuation allowances remain in certain foreign jurisdictions where the Company believes it is necessary to see further positive evidence, such as sustained achievement of cumulative profits, before these valuation allowances can be released. If such positive evidence develops, the Company may release all or a portion of the remaining valuation allowances in these jurisdictions as early as the first half of 2015. The Company will continue to assess the realizability of its deferred tax assets.

The Company files a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. During the first quarter of 2014, the Company received notification that the Internal Revenue Service (“IRS”) had completed its examination of the legacy Office Depot 2012 U.S. federal income tax return with no changes. The legacy OfficeMax U.S. consolidated group is no longer subject to U.S. federal income tax examinations for years prior to 2011, and the IRS examination of the 2012 year is in process. The U.S. federal income tax return for 2013 is under concurrent year review. With few exceptions, the legacy Office Depot and legacy OfficeMax consolidated groups are no longer subject to U.S. state and local income tax examinations for years before 2010 and 2006, respectively. Generally, the Company is subject to routine examination for years 2006 and forward in its international tax jurisdictions.

Due to settlements with certain tax authorities in the second quarter 2014, the Company’s balance of unrecognized tax benefits decreased by $3 million, which resulted in an income tax benefit of the same amount, in year-to-date 2014. The Company also estimates its unrecognized tax benefits to increase by $13 million in 2014 for current year positions in certain tax jurisdictions, only $1 million of which is estimated to increase income tax expense for the year due to valuation allowances. After application of interim period tax accounting, the Company’s unrecognized tax benefits increased by $5 million and $9 million in the third quarter and year-to-date 2014, respectively. The remainder will be recognized in the fourth quarter of 2014. This increase resulted in $1 million of income tax expense in year-to-date 2014. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 7. STOCKHOLDERS’ EQUITY

The following table reflects the changes in stockholders’ equity attributable to both Office Depot, Inc. and noncontrolling subsidiary interests.

(In millions)	Attributable to Office Depot, Inc.	Attributable to noncontrolling interests	Total
Stockholders’ equity at December 28, 2013	$2,063	$1	$2,064
Net loss	(270)	—	(270)
Other comprehensive income	(46)	—	(46)
Share transactions under employee-related plans	4	—	4
Amortization of long-term incentive stock grants	27	—	27

Stockholders’ equity at September 27, 2014	$1,778	$1	$1,779

As a result of valuation allowances in the U.S. and several international taxing jurisdictions, items other than deferred pension amounts generally have little or no tax impact. The component balances are net of immaterial tax impacts, where applicable.

Accumulated other comprehensive income (loss) activity, net of tax, where applicable, is provided in the following table:

(In millions)	Foreign Currency Translation Adjustments	Other	Total
Balance at December 28, 2013	$264	$8	$272
Other comprehensive income activity before reclassifications	(47)	1	(46)
Reclassifications from Accumulated other comprehensive income to net loss
Three month period ended June 28, 2014	—	(1)	(1)
Three month period ended September 27, 2014	1	—	1

	(46)	—	(46)

Balance at September 27, 2014	$218	$8	$226

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 8. EARNINGS PER SHARE

The following table represents the calculation of net earnings (loss) per common share (“EPS”):

	Third Quarter		Year-to-Date
(In millions, except per share amounts)	2014	2013	2014	2013
Basic Earnings Per Share
Numerator:
Net income (loss) available to common shareholders	$29	$133	$(270)	$52
Assumed distribution to participating securities	—	(14)	—	—

Assumed undistributed income (loss) available to common stock	29	119	(270)	52
Denominator:
Weighted-average shares outstanding	536	284	534	282
Basic earnings (loss) per share	$0.05	$0.42	$(0.51)	$0.18
Diluted Earnings Per Share
Numerator:
Net income (loss) attributable to Office Depot, Inc.	$29	$161	$(270)	$100
Preferred stock redemption dividend	—	(22)	—	(22)

Net income(loss) available for assumed distribution	29	139	(270)	78
Denominator:
Weighted-average shares outstanding	536	284	534	282
Effect of dilutive securities:
Stock options and restricted stock	9	5	—	5
Redeemable preferred stock	—	45	—	69

Diluted weighted-average shares outstanding	545	334	534	356
Diluted earnings (loss) per share	$0.05	0.41	$(0.51)	N/A

The weighted average shares outstanding for the third quarter and year-to-date 2014 are impacted by the shares issued in connection with the Merger. Potentially dilutive stock options and restricted stock and 8 million shares were excluded from the year-to-date 2014 diluted loss per share calculation because of the net loss in the periods.

Awards of options and nonvested shares representing approximately 9 million and 10 million additional shares of common stock were outstanding for the third quarter and year-to-date 2014, respectively, and 5 million and 7 million for the third quarter and year-to-date 2013, respectively, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive. For the periods presented, no tax benefits have been assumed in the weighted average share calculation in jurisdictions with valuation allowances.

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

The two-class method impacted the computation of earnings for the third quarter of 2013, but was not applicable to the year-to-date 2013 because it would have been antidilutive. The year-to-date 2013 diluted share amount is provided for informational purposes. For the third quarter of 2013, basic EPS for common stock was $0.42, all undistributed. Basic EPS for redeemable preferred stock is also $0.42, composed of $0.13 distributed and $0.29 undistributed. The third quarter of 2013 diluted EPS was also impacted by the $22 million preferred stock redemption dividend (refer to Note 2). Accounting rules require that if antidilutive, the redeemed preferred stock be considered separately from other shares not redeemed of the same class. The preferred stock redemption dividend is at a rate greater than basic EPS calculated under the two-class method and is therefore antidilutive. Using the weighted average share impact of the preferred stock, distribution to these shares would be $4.54 per share. Accordingly, the preferred stock redemption dividend is excluded in calculating diluted EPS for the third quarter of 2013 as that produces the most dilutive calculation. The preferred stockholders were not required to fund losses.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 9. EMPLOYEE BENEFIT PLANS

Pension and Other Post-Employment Benefit Plans – North America

The components of net periodic pension (benefit) cost for the Company’s North American pension are as follows:

	Third Quarter 2014		Year-to-Date 2014
(In millions)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Service cost	$1	$—	$3	$—
Interest cost	13	—	39	1
Expected return on plan assets	(16)	—	(47)	—

Net periodic pension benefit	$(2)	$—	$(5)	$1

In the year-to-date 2014, $43 million of cash contributions were made to the North American pension and other post-employment plans. The Company expects to make an additional cash contribution of $1 million to the North American pension and other post-employment plans in 2014.

Pension Plan – Europe

The components of net periodic pension benefit for the Company’s foreign pension plan are as follows:

	Third Quarter		Year-to-Date
(In millions)	2014	2013	2014	2013
Service cost	$—	$—	$—	$—
Interest cost	3	2	8	6
Expected return on plan assets	(4)	(3)	(11)	(9)

Net periodic pension benefit	$(1)	$(1)	$(3)	$(3)

The plan is in a net asset position. There are no funding requirements while the plan has an asset surplus.

Net periodic pension benefits for the North American and European pension and other post-employment benefit plans are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

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

Financial instruments authorized under the Company’s established risk management policy include spot trades, swaps, options, caps, collars, forwards and futures. Use of derivative financial instruments for speculative purposes is expressly prohibited by the Company’s policies. The fair value and activity associated with derivative financial instruments were not significant as of September 27, 2014 and December 28, 2013 and for the periods ended September 27, 2014 and September 28, 2013.

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

The fair values of foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data (Level 2 measure). As of September 27, 2014, the amounts receivable or payable under foreign currency and fuel contracts were not significant.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The following table presents information about financial instruments at the balance sheet dates indicated.

	September 27, 2014		December 28, 2013
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Timber notes receivables	$931	$935	$945	$933
Financial liabilities
Recourse debt
9.75% senior secured notes, due 2019	250	282	250	290
7.35% debentures, due 2016	18	19	18	19
Revenue bonds, due in varying amounts periodically through 2029	186	186	186	186
American & Foreign Power Company, Inc. 5% debentures, due 2030	13	13	13	13
Non-recourse debt	$844	$850	$859	$851

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	Timber notes receivable: Fair value is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms with comparable credit risk (Level 2 measure).

•	Recourse debt: Recourse debt for which there were no transactions on the measurement date was valued based on quoted market prices near the measurement date when available or by discounting the future cash flows of each instrument using rates based on the most recently observable trade or using rates currently offered to the Company for similar debt instruments of comparable maturities (Level 2 measure).

•	Non-recourse debt: Fair value is estimated by discounting the future cash flows of the instrument at rates currently available to the Company for similar instruments of comparable maturities (Level 2 measure).

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Fair Value Estimates Used in Impairment Analyses

North American Retail Division

As a result of declining sales in recent periods, the Company has conducted a detailed quarterly store impairment analysis. The analysis uses input from retail store operations and the Company’s accounting and finance personnel that organizationally report to the Chief Financial Officer. These projections are based on management’s estimates of store-level sales, gross margins, direct expenses, projected store closures, exercise of future lease renewal options, and favorable lease values, where applicable. The resulting cash flows, by their nature, include judgments about how current initiatives will impact future performance. If the anticipated cash flows of a store cannot support the carrying value of its assets, the assets are impaired and written down to their estimated fair value using a discounted cash flow approach (a Level 3 measure).

The Company recognized store asset impairment charges of $6 million and $25 million, in the third quarter and year-to-date 2014, respectively, and $5 million and $14 million, in the third quarter and year-to-date 2013, respectively. The third quarter 2014 charge includes approximately $1 million impairment of favorable lease intangible asset values following identification of closing locations where future intangible asset recovery was considered unlikely.

As part of the integration of the Office Depot and OfficeMax stores, the Company is implementing a real estate strategy that anticipates closing at least 400 stores through 2016. Because the specific identity of retail locations to be closed over this timeframe is subject to change as the real estate strategy is implemented, the Company applied a probability method to estimate store closures. The financial analysis used in developing this real estate strategy considered projected sales transfer to stores remaining open, the impact of fixed costs on the remaining stores, projected store closing costs, expected impacts on other sales channels and an overall market strategy. Based on the identification of locations likely to close under the real estate strategy, the third quarter 2014 store impairment analysis considered the projected operating cash flows consistent with these anticipated closing dates. The actual stores to close may be more, fewer or different from the current projections as market and competitive conditions change. However, at the end of the third quarter of 2014, the impairment analysis reflects the Company’s best estimate of future performance, based on the current business model.

The third quarter and year-to-date 2014 impairment charges were based on a discounted cash flow analysis of the retail locations that assumed a sales decline next year similar to recent experience, with negative but improving rates for later years. Gross margin and operating costs have been assumed to be consistent with recent actual results and planned activities. For the third quarter 2014 impairment analysis, seven locations were reduced to estimated aggregate fair value of $1 million based on their projected cash flows, discounted at 13% and 120 locations were reduced to estimated aggregate salvage value of $2 million. A 100 basis point decrease in next year sales used in these estimates and a 50 basis point decrease in next year gross margin, individually and combined, would have increased the impairment by less than $1 million.

Other assets

Other asset impairment charges for year-to-date 2014 include $12 million resulting from a decision to convert certain websites to a common platform, $28 million related to the abandonment of a software implementation project in Europe, and $13 million write off of capitalized software following certain information technology platform decisions related to the Merger.

Goodwill

Following the 2013 sale of the Company’s interest in Office Depot de Mexico and return of cash proceeds to the U.S. parent company, the reporting unit carrying value exceeded the estimated fair value and goodwill was fully impaired. The impairment charge of $44 million is included in Asset impairments in the Condensed Consolidated Statement of Operations for the third quarter and year-to-date 2013. Refer to Note 4 for further discussion of the Office Depot de Mexico sale.

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

In addition to the foregoing in 2009, State of California et al., ex rel. David Sherwin v. Office Depot was filed in Superior Court for the State of California, Los Angeles County, and unsealed on October 16, 2012. On January 29, 2014, the case, which had been removed to the United States District Court for the Central District of California, was remanded back to the Superior Court. The lawsuit asserts claims, including claims under the California False Claims Act, based on allegations regarding certain pricing practices under now expired agreements that were in place between 2001 and January 1, 2011, pursuant to which governmental agencies purchased office supplies from us. The Plaintiffs seek monetary damages and other relief and, to the extent that liability is found under the California False Claims Act, the Company could also be subject to the trebling of damages and statutory penalties. On June 25, 2014, the Company participated in a non-binding, voluntary mediation in which the Company negotiated a potential settlement to resolve the matter. During 2014, the Company recorded an $81 million incremental increase to the legal accrual which included the potential settlement of approximately $68 million, as well as attorneys’ fees and other related legal matters. The parties continue to work to finalize the settlement. A hearing to obtain final court approval for the settlement is scheduled for November 18, 2014. There can be no assurance that the court will approve the settlement on the hearing date.

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 12. DIVISION INFORMATION

As a result of the Merger, the Company is in a period of transition as it relates to organizational alignment and management reporting which could impact segment reporting in future periods. At September 27, 2014, the Company had the following three reportable segments: North American Retail Division, North American Business Solutions Division, and International Division. Following the date of the Merger, the former OfficeMax U.S. Retail business is included in the North American Retail Division. The former OfficeMax United States contract and Canadian businesses are included in the North American Business Solutions Division. The former OfficeMax businesses in Australia and New Zealand are included in the International Division. The former OfficeMax business in Mexico is presented as Other. The integration of this business into the International Division was suspended in the second quarter of 2014 due to the sale, and it was managed and reported independently of the Company’s other international businesses, through the date of the sale. Prior period segment information has been recast to reflect this change in the reporting structure. The office supply products and services offered across all operating segments are similar. Division operating income is determined based on the measure of performance reported internally to manage the business and for resource allocation. This measure charges to the respective Divisions those expenses considered directly or closely related to their operations and allocates support costs. Other companies may charge more or less of these items to their segments and results may not be comparable to similarly titled measures used by other entities.

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

The following is a summary of Sales and Division operating income by each of the Divisions, reconciled to consolidated totals.

	Sales
	Third Quarter		Year-to-Date
(In millions)	2014	2013	2014	2013
North American Retail Division	$1,722	$1,128	$4,989	$3,211
North American Business Solutions Division	1,522	811	4,554	2,408
International Division	797	680	2,565	2,137
Other	28	—	155	—

Total	$4,069	$2,619	$12,263	$7,756

	Division Operating Income
	Third Quarter		Year-to-Date
(In millions)	2014	2013	2014	2013
North American Retail Division	$79	$15	$110	$16
North American Business Solutions Division	67	39	165	96
International Division	10	6	25	8

Total	$156	$60	$300	$120

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

A reconciliation of the measure of Division operating income to Consolidated income (loss) before income taxes is as follows:

	Third Quarter		Year-to-Date
(In millions)	2014	2013	2014	2013
Total Division operating income	$156	$60	$300	$120
Add/(subtract):
Other operating income	1	—	8	—
Asset impairments	(6)	(49)	(77)	(58)
Merger, restructuring, and other operating expenses, net	(72)	(44)	(276)	(90)
Legal accrual	(1)	—	(81)	—
Unallocated expenses	(29)	(19)	(88)	(60)
Interest income	6	1	18	1
Interest expense	(25)	(15)	(65)	(48)
Gain on disposition of joint venture	—	381	—	382
Other income (expense), net	1	—	(1)	14

Income (loss) before income taxes	$31	$315	$(262)	$261

The gross amount of goodwill and the amount of accumulated impairment losses as of September 27, 2014 are provided in the following table:

(In millions)	North American Retail Division	North American Business Solutions Division	International Division	Corporate	Total
Goodwill	$2	$370	$907	$377	$1,656
Accumulated impairment losses	(2)	(349)	(907)	—	(1,258)

Balance as of December 28, 2013	—	21	—	377	398
2014 Changes Related to Merger:
Measurement period fair value adjustments	—	—	—	(7)	(7)
Allocation to reporting units	78	277	15	(370)	—

Balance as of September 27, 2014	$78	$298	$15	$—	$391

As the Company finalized the purchase price allocation from the Merger, certain preliminary values have been adjusted as additional information became available. Goodwill of $24 million was allocated to the Grupo OfficeMax business and was removed following the August 2014 sale of that business. Initial amounts allocated to certain international property and equipment accounts decreased by $16 million and tax account adjustments were $1 million, resulting in a net $7 million reduction in total goodwill through the end of the third quarter of 2014.

In the third quarter of 2014, the goodwill associated with the Merger was allocated to the reporting units for the purposes of the annual goodwill impairment test. The estimated fair value of each reporting unit exceeds its carrying value at the test date. The reporting unit of Australia and New Zealand, which was not combined with any existing Office Depot businesses, has an estimated fair value approximately 10% above its carrying value. Goodwill in that reporting unit is $15 million. The estimated fair value of this reporting unit includes projected cash outflows related to certain restructuring activities. Should these restructuring activities not result in the anticipated future period benefits, or if there is a downturn in performance, a potential future goodwill impairment could result. However, the Company believes, based on these projections, that there are no current indicators of impairment in this reporting unit. The estimated fair values of the other reporting units, which were combined with existing Office Depot businesses, were substantially in excess of their carrying values.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 13. SUBSEQUENT EVENTS

European Restructuring Plan – On October 14, 2014, the Company approved a European restructuring plan to realign the organization from a geographic-focus to a business channel-focus. Management of the International Division has been progressing toward this channel-focus throughout 2014 and has reached the point of implementation throughout Europe. The restructuring plan includes the creation of centralized and standardized processes that operate across Europe and the elimination of approximately 1,100 employee positions. This excludes approximately 300 employee positions previously eliminated. As required by law, the Company is consulting with each of the affected countries’ local Works Councils as part of the implementation of the restructuring plan, which is expected to be substantially completed by December 2015.

The Company anticipates incurring incremental pre-tax European restructuring expenses of approximately $120 million, $112 million of which will result in cash expenditures during 2014 and 2015. The expected $120 million of charges associated with the restructuring plan consist primarily of approximately $95 million of severance pay and other employee termination benefits and approximately $25 million of costs associated with lease obligations and other costs.

Actuarial Mortality Tables Update – On October 27, 2014, The Society of Actuaries’ Retirement Plan Experience Committee adopted new mortality tables and recommends their use for the measurement of U.S. pension plan obligations. The Company will use these tables when measuring the North America pension plan obligations at year end 2014 and as a result expects that reported pension liabilities will increase. The Company does not expect this change to result in an increase in minimum required contributions in 2014 or 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

OVERVIEW

Office Depot, Inc., together with its subsidiaries (“Office Depot” or the “Company”), is a global supplier of office products and services to consumers and businesses of all sizes. On November 5, 2013, we merged with OfficeMax Incorporated (“OfficeMax”) (the “Merger”). We sell to customers throughout North America, Europe, and Asia/Pacific through three reportable segments (or “Divisions”): North American Retail Division, North American Business Solutions Division and International Division. The North American Retail Division includes our retail stores in the United States, including Puerto Rico and the U.S. Virgin Islands, which offer office supplies, technology products and solutions, business machines and related supplies, facilities products, and office furniture. Most stores also have a copy and print center offering printing, reproduction, mailing and shipping services. The North American Business Solutions Division sells office supply products and services in Canada and the United States, including Puerto Rico and the U.S. Virgin Islands. North American Business Solutions Division customers are served through dedicated sales forces, catalogs, telesales, and electronically through our Internet sites. Our International Division sells office products and services through direct mail catalogs, contract sales forces, Internet sites, and retail stores in Europe, and Asia/Pacific. Following the date of the Merger, (i) the former OfficeMax U.S. Retail business is included in the North American Retail Division; (ii) the former OfficeMax U.S. contract and Canadian businesses (“Grand & Toy”) are included in the North American Business Solutions Division; and (iii) the former OfficeMax business in Australia and New Zealand is included in the International Division. The former OfficeMax business in Mexico is presented as an Other segment. The integration of this business, into the International Division was suspended in the second quarter of 2014 due to the sale and it was managed and reported independently of the Company’s other international businesses, through the date of the sale. Prior period segment information has been recast to reflect this change in reporting structure.

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

A summary of certain factors impacting results for the 13-week and 39-week periods ended September 27, 2014 (also referred to as “the third quarter of 2014” and “year-to-date 2014”) and September 28, 2013 (also referred to as “the third quarter of 2013” and “year-to-date 2013”) is provided below. Additional discussion of the 2014 third quarter and year-to-date results is provided in the narrative that follows this overview.

Merger

•	The Merger was completed on November 5, 2013. Accordingly, the Condensed Consolidated Statement of Operations for the third quarter and year-to-date 2014 include the OfficeMax results, affecting comparability of 2014 and 2013 amounts. Due to the significance of the OfficeMax results to the Company, the consolidation of OfficeMax sales and operating expense categories in 2014, as well as the Merger-related integration and restructuring activities, are the main drivers of the changes in results of operations when compared to the 2013 results.

•	The impact of the Merger on total Company sales is as follows:

	Third Quarter 2014		Third Quarter 2013	% Change
(In millions)	Total Company Sales	Contribution from OfficeMax Banner	Total Company Sales	Total Company Sales	Excluding OfficeMax Contribution
North American Retail Division	$1,722	$663	$1,128	53%	(6)%
North American Business Solutions Division	1,522	686	811	88%	3%
International Division	797	127	680	17%	(1)%
Other	28	28	—	—%	—%

Total	$4,069	$1,504	$2,619	55%	(2)%

	Year-to-Date 2014		Year-to-Date 2013	% Change
(In millions)	Total Company Sales	Contribution from OfficeMax Banner	Total Company Sales	Total Company Sales	Excluding OfficeMax Contribution
North American Retail Division	$4,989	$1,935	$3,211	55%	(5)%
North American Business Solutions Division	4,554	2,128	2,408	89%	1%
International Division	2,565	420	2,137	20%	—%
Other	155	155	—	—%	—%

Total	$12,263	$4,638	$7,756	58%	(2)%

•	Due to the similarities in the underlying businesses under both banners (Office Depot and OfficeMax), the trends impacting the results are often the same or similar. In the Division operating results discussion that follows, where the factors affecting the Office Depot business differ significantly from the factors affecting the OfficeMax business compared to their operations in the 2013 periods presented (before the Merger), separate explanations will be provided. As the integration of the two companies’ systems, processes and offerings continues, the delineation of the contribution from the separate companies is diminishing; however, it remains relevant for the third quarter of 2014.

•	In August 2014, we completed the sale of our interest in Grupo OfficeMax S. de R.L. de C.V. and related entities (together, “Grupo OfficeMax”) to our joint venture partner, for net cash proceeds of $43 million. The loss associated with this disposed Mexican business amounted to approximately $2 million, which resulted primarily from the release of the net foreign currency remeasurement differences from investment to the disposition date recorded in other comprehensive income (cumulative translation adjustment) and fees incurred to complete the transaction.

Other Significant Factors Impacting Total Company Results and Liquidity

•	Total Company Selling, general and administrative expenses increased in 2014 compared to 2013, reflecting the addition of OfficeMax operating expenses in 2014. Total Company Selling, general and administrative expenses as a percentage of sales decreased, reflecting lower advertising expenses, as well as operational efficiencies.

•	Non-cash asset impairment charges of $6 million and $49 million were recorded in the third quarters of 2014 and 2013, respectively. In year-to-date 2014 and 2013, non-cash asset impairment charges of $77 million and $58 million were recorded, respectively. The 2014 year-to-date charges include a $28 million asset impairment related to the abandonment of a software implementation project in Europe, $26 million related to the write off of capitalized software following certain information technology platform decisions related to the Merger, as well as store impairments. The third quarter and year-to-date 2013 impairment charge includes a $44 million goodwill impairment triggered by the sale of our interest in Office Depot de Mexico S.A. de C.V. (“Office Depot de Mexico”). Both periods in 2014 and 2013 include charges related to underperforming stores in North America.

•	We recorded an $81 million incremental increase to the legal accrual during 2014 based on a potential settlement in the amount of $68 million relating to allegations regarding certain pricing practices under now expired agreements that were in place between 2001 and January 1, 2011. The accrual also covers attorney’s fees and other related legal matters.

•	We recognized $72 million and $276 million of Merger, restructuring, and other operating expenses, net in the third quarter and year-to-date 2014, respectively. In the third quarter of 2014, this line item includes $55 million of expenses related to Merger integration activities and $17 million of restructuring and other operating expenses. In year-to-date 2014, this line item includes $242 million of expenses related to the Merger transaction and integration activities, including store closure costs incurred to date, and $34 million of restructuring and other operating expenses. We estimate that merger and integration expenses will be $400 million during the three-year period of 2014 through 2016, excluding costs related to rationalizing and optimizing the U.S. retail store base and other asset impairments. We anticipate that approximately $300 million of these integration expenses will be incurred in 2014. In addition, for all store closures in 2014, we expect to accrue approximately $40 million for any remaining lease obligations, subject to mitigation through negotiations with landlords and in some cases subleasing, and additional other store closure costs.

•	Interest income increased in 2014 primarily due to the impact of OfficeMax Timber Notes income. Interest expense in 2014 increased in 2014 when compared to 2013, mainly due to interest expense related to OfficeMax recourse and non-recourse debt, which was partially offset by the maturity of $150 million of the 6.25% senior notes in August 2013.

•	The effective tax rates for the third quarter and year-to-date 2014 of 6% and -2%, respectively, reflect the impact of valuation allowances limiting recognition of deferred tax assets. Because of the valuation allowances and changes in the mix of earnings among jurisdictions and during interim periods, the Company continues to experience significant effective tax rate volatility within the year and across years.

•	Earnings per share were $0.05 in the third quarter of 2014 compared to diluted earnings per share of $0.41 in the third quarter of 2013. Loss per share was $(0.51) in year-to-date 2014 compared to an earnings per share of $0.18 in year-to-date 2013. The weighted average shares used for the 2014 EPS calculations include the impact of shares issued in the fourth quarter of 2013 in connection with the Merger. The 2013 EPS was positively impacted by the gain on joint venture sale.

•	At September 27, 2014, we had $965 million in cash and cash equivalents and $1.2 billion available under the Amended Credit Agreement. Cash flow generated by operating activities was $35 million for the year-to-date 2014.

OPERATING RESULTS

Discussion of Corporate and Other items, including material charges and credits and changes in interest and income taxes, follows our review of segment results.

NORTH AMERICAN RETAIL DIVISION

	Third Quarter		Year-to-Date
(In millions)	2014	2013	2014	2013
Sales	$1,722	$1,128	$4,989	$3,211
% change	53%	(4)%	55%	(5)%
Division operating income	$79	$15	$110	$16
% of sales	5%	1%	2%	—%
Comparable store sales decline	(3)%	(2)%	(3)%	(4)%

Sales in our North American Retail Division increased 53% in the third quarter of 2014 compared to sales in the same period last year, primarily as a result of the addition of OfficeMax 2014 sales of $663 million. Excluding the OfficeMax sales, 2014 sales would have decreased 6%.

Comparable store sales in 2014 from the 1,050 stores under the Office Depot banner that were open for more than one year decreased 3% in the third quarter of 2014. For the Office Depot banner, average order value remained flat and transactions declined, reflecting lower customer traffic. Sales of ink and toner, portable computers, and computer related products declined, while sales of supplies, furniture, and in Office Depot Copy and Print Depot increased.

Our comparable store sales relate to stores that have been open for at least one year. Stores are removed from the comparable sales calculation during remodeling and if significantly downsized. Our measure of comparable store sales has been applied consistently across periods, but may differ from similar measures used by other companies. As the Company refines its real estate strategy and the integration of Office Depot and OfficeMax stores progresses, comparable store sales may be impacted as customers migrate from closed to nearby stores which remain open.

In addition to comparable sales trends discussed above, total sales were impacted by store closures. The Company believes that some shoppers continue to purchase in Company stores that are in proximity to closed locations and online or through catalogs. Online and catalog sales are reported in the North American Business Solutions Division. While store closures result in lower sales in the North American Retail Division, they are typically lower performing stores and future Division operating income may benefit.

The North American Retail Division reported operating income of $79 million in the third quarter of 2014, compared to $15 million in the same period of prior year. The Division’s operating income improvement in the third quarter of 2014 reflects higher gross profit margin from the addition of the OfficeMax banner and improvements in the Office Depot banner, as well as synergy benefits from combining the two companies. As the integration of the businesses continues, including the phasing in of certain common systems, the identity of revenues and expenses will not be as clear at the individual banner level and operating trends will be discussed at the Division level for the remainder of 2014.

In year-to-date 2014, sales in our North American Retail Division increased 55% compared to sales in the same period last year, primarily as a result of the addition of OfficeMax 2014 sales of $1,935 million. Excluding the OfficeMax sales, 2014 sales would have decreased 5%. The factors discussed impacting the third quarter of 2014 sales and Division operating income are also reflective of those impacting year-to-date.

During the third quarter of 2014, the North American Retail Division opened one store and closed 20, ending the period with a store count of 1,851. For year-to-date 2014, the North American Retail Division opened two stores and closed 63.

Based on the current real estate strategy, at least 400 stores in North America are expected to be closed over the next three years, with approximately 165 stores closing in 2014, including those closed through the end of the third quarter. The more than 400 store closures are expected to result in at least $100 million in annual run-rate synergies and will be accretive in 2015. In addition, for all store closures in 2014, we expect to accrue approximately $40 million for any remaining lease obligations, subject to mitigation through negotiations with landlords and in some cases subleasing, and additional other store closure costs. The real estate portfolio optimization plan will be adjusted in future periods as market and competitive conditions change. Implementation of this strategy is expected to result in additional integration charges that will be reflected in Corporate reporting, and not included in the determination of Division income in future periods.

NORTH AMERICAN BUSINESS SOLUTIONS DIVISION

	Third Quarter		Year-to-Date
(In millions)	2014	2013	2014	2013
Sales	$1,522	$811	$4,554	$2,408
% change	88%	(2)%	89%	(2)%
Division operating income	$67	$39	$165	$96
% of sales	4%	5%	4%	4%

Sales in our North American Business Solutions Division increased 88% in the third quarter of 2014 compared to sales in the same period in the prior year, primarily as a result of the addition of OfficeMax 2014 sales of $686 million. Excluding the OfficeMax sales, third quarter 2014 sales would have increased 3%. As the integration of the two companies continues, the delineation of the contribution from the separate companies is diminishing.

Sales under the Office Depot banner in the third quarter of 2014 compared to the same period in 2013 increased in the contract and direct channels. Sales increase in the North American Business Solutions Division include benefits from the integration as sales are recorded in the combined entity’s systems and presented under the Office Depot banner. However, sales in the merged business in Canada have shown declines compared to earlier quarters of 2014, in part reflecting the closing of Grand & Toy stores during the second quarter of 2014. Online sales through the direct channel increased during the third quarter of 2014, reflecting efforts to enhance the Internet shopping offering and experience. The increased online sales were partially offset by reduced call center sales. We anticipate this shift in customer shopping preference will continue. On a product category basis under the Office Depot banner, sales increased across all categories.

Division operating income for the third quarter of 2014 was $67 million, compared to $39 million in the same period of the prior year. Division operating income as a percentage of sales in the third quarter of 2014 decreased to 4% compared to 5% in the same period in 2013. Gross profit margin decreased reflecting in part the impact of adding OfficeMax contract channel customers with a higher mix of lower margin accounts. The Company will focus on improving the overall mix of customers and offering margin enhancing products and services to align more with the Office Depot contract channel customers. The gross profit margin decrease was offset by lower advertising and payroll expense as a percentage of sales across this Division compared to the prior year. These benefits reflect efficiencies of combining the companies.

In year-to-date 2014, sales in our North American Business Solutions Division increased 89% compared to sales in the same period in the prior year, primarily as a result of the addition of OfficeMax 2014 sales of $2,128 million. Excluding the OfficeMax sales, year-to-date 2014 sales would have increased 1% compared to year-to-date 2013. The factors discussed impacting the third quarter of 2014 sales, gross profit, and advertising expenses are also reflective of those impacting year-to-date.

In year-to-date 2014, the Company closed the 19 Grand & Toy stores in Canada that were added as part of the Merger. Because this decision was after the Merger date, the fair value of assets for these locations recognized in purchase accounting has been written down to the amount recoverable through operations. That impairment charge has been reflected in the Asset impairments line in the Condensed Consolidated Statement of Operations and as a Corporate charge, not included in determination of Division operating income.

INTERNATIONAL DIVISION

	Third Quarter		Year-to-Date
(In millions)	2014	2013	2014	2013
Sales	$797	$680	$2,565	$2,137
% change	17%	(2)%	20%	(4)%
Division operating income	$10	$6	$25	$8
% of sales	1%	1%	1%	—%

Sales in our International Division in U.S. dollars increased 17% in the third quarter of 2014 and 20% in year-to-date 2014, compared to sales in the same period in the prior year. The increases primarily result from the addition of OfficeMax sales of $127 million and $420 million for the third quarter and year-to-date 2014, respectively. Excluding the OfficeMax sales, third quarter and year-to-date 2014 sales compared to the same period last year would have decreased 1% in U.S. dollars in the third quarter of 2014 and remained constant in year-to-date 2014. On a constant currency basis, sales decreased 4% and 3% for the third quarter and year-to-date 2014, respectively. On a working day basis, sales under the Office Depot banner in the contract and direct channels decreased in both the third quarter and year-to-date 2014. The contract channel sales decline reflects competitive market pressures, the loss of certain contracts and discontinuation of low margin business. The sales decline in the direct channel reflects the continued decline in catalog and call center sales, partially offset by online sales increases. The Company continues to focus on improving the rate of decline in the direct channel.

Division operating income totaled $10 million in the third quarter of 2014, compared to $6 million in the same period of 2013. Division operating income represents 1% of sales in both the third quarter of 2014 and 2013. Division operating income totaled $25 million in the year-to-date 2014, compared to $8 million in the same period of 2013. Division operating income increased to 1% of sales in year-to-date 2014 compared to zero in year-to-date 2013. The improvement in Division operating income reflects benefits from lower payroll and advertising, as well as benefits associated to prior restructuring activities under the Office Depot banner.

The Company anticipates incurring incremental pre-tax restructuring expenses of approximately $120 million, through December 2015, to align the organization from a geographic-focus to a channel-focus. The expected $120 million will consist of severance pay, other employee termination benefits, costs associated with lease obligations, and other costs. Costs associated with restructuring activities are reported at the Corporate level and discussed in the “Restructuring and other operating expenses, net” section below.

For U.S. reporting, the International Division’s sales are translated into U.S. dollars at average exchange rates experienced during the period. The Division’s reported sales were positively impacted by $13 million and $81 million from changes in foreign currency exchange rates in the third quarter and year-to-date 2014, respectively. Internally, we analyze our international operations in terms of local currency performance to allow focus on operating trends and results.

OTHER

	2014
(In millions)	Third Quarter	Year-to-Date
Sales	$28	$155
Other operating income	$1	$8

With the Merger, we acquired the OfficeMax joint venture business operating in Mexico, Grupo OfficeMax. In August 2014, we completed the sale of our interest in this business to our joint venture partner. In the second quarter of 2014, due to the pending sale, the integration of this business into the International Division was suspended and has since been managed and reported independently of the Company’s other international businesses. Prior period segment information has been recast to reflect this change in the reporting structure.

Since the Company controlled the joint venture, the total Grupo OfficeMax results through the date of the sale are included in the Condensed Consolidated Statement of Operations, with an apportionment of the period results to the noncontrolling interest based on their ownership percentage. The assets and liabilities of the joint venture are presented in the Condensed Consolidated Balance Sheet at December 28, 2013, as Assets of consolidated joint venture held for sale and Liabilities of consolidated joint venture held for sale, respectively. The release of cumulative translation adjustments and transaction fees are included in Merger, restructuring and other operating expenses, net.

The Company adopted the new accounting standard on discontinued operations in the second quarter of 2014. While this is a disposal of all operations in Mexico, it is not considered to have a major effect on our operations or financial results and, accordingly, it is not presented as discontinued operations.

CORPORATE

The line items in our Condensed Consolidated Statements of Operations impacted by Corporate activities are presented in the table below, followed by a narrative discussion of the significant matters.

	Third Quarter		Year-to-Date
(In millions)	2014	2013	2014	2013
Asset impairments	$6	$49	$77	$58
Merger, restructuring, and other operating expenses, net	72	44	276	90
Legal accrual	1	—	81	—

Total charges and credits impact on Operating income (loss)	$79	$93	434	$148

In addition to these charges and credits, certain Selling, general and administrative expenses are not allocated to the Divisions and are managed at the Corporate level. Those expenses are addressed in the section “Unallocated Expenses” below.

Legal Accrual

In June 2014, the Company participated in a non-binding, voluntary mediation regarding the previously disclosed matter, State of California et al. ex. rel. David Sherwin v. Office Depot. The lawsuit sought claims based on allegations regarding certain pricing practices under now expired agreements that were in place between 2001 and January 1, 2011. In the mediation, the Company negotiated a potential settlement to resolve the matter. During 2014, the Company recorded an $81 million incremental increase to the legal accrual which included the potential settlement of approximately $68 million, as well as attorneys’ fees and other related legal matters. The parties continue to work to finalize the settlement. A hearing to obtain final court approval for the settlement is scheduled for November 18, 2014. There can be no assurance that the court will approve the settlement on the hearing date.

Asset Impairments, Merger, Restructuring, Other Charges and Credits

In recent years, we have taken actions to adapt to changing and competitive conditions. These actions include closing stores and distribution centers, consolidating functional activities, disposing of businesses and assets, and improving process efficiencies. We have also recognized significant asset impairment charges related to stores and intangible assets and significant expenses associated with the Merger and integration. These activities are managed at the Corporate level and, accordingly, are not included in the determination of Division income for management reporting or external disclosures. These expense items are expected to continue in future periods.

Asset Impairments

We recognized asset impairment charges of $6 million and $49 million in the third quarters of 2014 and 2013, respectively, and $77 million and $58 million in year-to-date 2014 and 2013, respectively. The 2014 year-to-date charges include a $28 million asset impairment related to the abandonment of a software implementation project in Europe, $25 million related to the write off of capitalized software following certain information technology platform decisions related to the Merger, as well as store impairments. The third quarter 2014 charge includes approximately $1 million impairment of favorable lease intangible asset values following identification of closing locations where future intangible asset recovery was considered unlikely. The third quarter and year-to-date 2013 impairment charge include $44 million goodwill impairment triggered by the sale of our interest in Office Depot de Mexico. Both periods in 2014 and 2013 include expenses related to underperforming stores in North America.

The store impairment charges recognized in the third quarter and year-to-date 2014 were based on discounted cash flow analyses of the retail locations that assumed a sales decline the next year similar to recent experience, with negative but improving rates for later years. Gross margin assumptions and operating costs were assumed to be consistent with recent actual results and planned activities.

Based on development of the real estate strategy during the second quarter of 2014, the Company currently anticipates closing at least 400 stores by the end of 2016, including approximately 165 stores in 2014. For purposes of the store impairment analysis for the third quarter of 2014, cash flow periods were limited to the likely closure dates identified in the analysis. Over this implementation horizon, the extent and identity of closures is likely to change based on market condition, competitive behavior, results experienced from closures compared to expectations, the real estate market and other factors. To the extent that future sales and operating assumptions in the current portfolio are not achieved or are subsequently reduced, or more or different stores are closed, additional impairment charges may result. Additionally, we may experience volatility from the timing of recognition of impairment charges followed by credits related to capital leases and deferred rent accounts if the leases are terminated or modified. However, at the end of the third quarter of 2014, the impairment analysis reflects the Company’s best estimate of future performance, based on the current business model.

Merger, restructuring and other operating expenses, net

Merger

We recognized Merger-related expenses of $55 million and $40 million in the third quarters of 2014 and 2013, respectively. In year-to-date 2014 and 2013, Merger-related expenses amounted to $242 million and $72 million, respectively. The $242 million incurred in 2014 includes (i) $136 million of employee related expenses for termination benefits and certain incentives to retain and motivate employees; (ii) $92 million related to transaction and integration activities, which were primarily integration-related professional fees, incremental contract labor, non-capitalizable software integration costs, and other direct costs to combine the companies; and (iii) $14 million of other expenses including accelerated depreciation, lease closure accruals and asset dispositions. Such costs in 2014 include both merger and integration expenses and costs incurred and accrued to date relating to implementation of the real estate strategy, other than asset impairments that are discussed above.

Expenses in the 2013 periods were incurred by Office Depot prior to the Merger and include investment banking and professional fees associated with the transaction, including preparation for regulatory filings and shareholder approvals, as well employee retention accruals, direct incremental travel and dedicated personnel costs. It is expected that significant Merger-related expenses will continue to be incurred in future periods as decisions are made about facility closures, organizational structure and other integration activities. We estimate that merger and integration expenses will be $400 million during the three-year period of 2014 through 2016, excluding costs related to rationalizing and optimizing the U.S. retail store base and other asset impairments. We anticipate that approximately $300 million of these integration expenses will be incurred in 2014. In addition, for all store closures in 2014, we expect to accrue approximately $40 million for any remaining lease obligations, subject to mitigation through negotiations with landlords and in some cases subleasing, and additional other store closure costs.

Refer to Notes 2 and 3 of the Notes to the Condensed Consolidated Financial Statements for additional information

Restructuring and other operating expenses

We recognized restructuring and certain other operating expenses of $17 million and $4 million in the third quarters of 2014 and 2013, respectively. In year-to-date 2014 and 2013, restructuring and other operating expenses amounted to $34 million and $18 million, respectively. Restructuring and other operating expenses in all periods presented primarily related to severance and other costs for organizational changes in Europe. The expenses in year-to-date 2013 include a net benefit from an asset disposition in Europe that was more than offset by severance and other restructuring charges.

In October, 2014, we approved the European restructuring plan to realign the organization from a geographic-focus to a business channel-focus. The restructuring plan includes the creation of centralized and standardized processes that operate across Europe and the elimination of approximately 1,100 employee positions. This excludes approximately 300 employee positions previously eliminated. As required by law, the Company is consulting with each of the affected countries’ local Works Councils as part of the implementation of the restructuring plan, which is expected to be substantially completed by December 2015. We expect the restructuring to result in approximately $90 million of annual cost reduction benefits by the end of 2016. We anticipate incurring incremental pre-tax restructuring expenses of approximately $120 million, which consist of approximately $95 million of severance pay and other employee termination benefits and approximately $25 million of costs associated with lease obligations and other costs.

Unallocated Expenses

The Company allocates to the Divisions functional support costs that are considered to be directly or closely related to segment activity. Those allocated costs are included in the measurement of Division operating income. Other companies may charge more or less of functional support costs to their segments, and our results therefore may not be comparable to similarly titled measures used by other companies. The unallocated costs primarily consist of the buildings used for the Company’s corporate headquarters and personnel not directly supporting the Divisions, including certain executive, finance, audit and similar functions. Following the Merger, unallocated costs also include certain pension expense or credit related to the frozen OfficeMax pension and other benefit plans.

Unallocated expenses were $29 million and $19 million in the third quarters of 2014 and 2013, respectively. The increase primarily reflects $6 million from the addition of OfficeMax, as well as higher variable pay partially offset by lower functional area expenses not allocated to the Divisions. Unallocated expenses were $88 million and $60 million in year-to-date 2014 and 2013, respectively. The unallocated expense increase in year-to-date 2014 largely reflects the same factors as the increase experienced in the third quarter, with $22 million attributable to the addition of OfficeMax.

Other Income and Expense

	Third Quarter		Year-to-Date
(In millions)	2014	2013	2014	2013
Interest income	$6	$1	$18	$1
Interest expense	(25)	(15)	(65)	(48)
Gain on disposition of joint venture	—	381	—	382
Other income (expense), net	1	—	(1)	14

Third quarter and year-to-date 2014 interest income includes $5 million and $16 million, respectively, of interest income earned on the OfficeMax Timber Notes net of amortization of the fair value adjustment recorded at the Merger date. The associated non-recourse debt net of amortization of the fair value adjustment recorded at the Merger date added $5 million and $15 million of interest expense in the third quarter and year-to-date 2014, respectively. Interest expense in the third quarter and year-to-date 2014 also reflects an additional $5 million and $15 million of increase, respectively, due to interest incurred on debt acquired in the Merger, offset by decreases of $1 million and $5 million, respectively, associated with the maturity of $150 million of the 6.25% senior notes in August 2013. Additionally, interest expense in year-to-date 2014 includes a $9 million reversal of previously accrued interest expense on uncertain tax positions following resolution of the related matter.

In July 2013, the Company completed the sale of its investment in Office Depot de Mexico to Grupo Gigante, S.A.B. de C.V. for the Mexican Peso amount of 8,777 million in cash ($680 million at then-current exchange rates). A pretax gain of $381 million was recognized in the third quarter of 2013 ($382 million for the year-to-date period). The gain is net of third party fees, as well as recognition of $39 million of cumulative translation loss released from other comprehensive income because the subsidiary holding the investment was substantially liquidated.

Other income (expense), net includes gains and losses related to foreign exchange transactions, losses on sales of the Boise Cascade Company stock received by the Company following the Merger, investment results from deferred compensation plans, and prior to the sale in July 2013, our portion of the Office Depot de Mexico joint venture income. The year-to-date 2013 include $13 million as our portion of joint venture earnings.

Income Taxes

In year-to-date 2014, the Company recognized income tax expense on a pretax loss resulting from deferred tax benefits not being recognized on pretax losses in certain tax jurisdictions with valuation allowances, while income tax expense was recognized in tax jurisdictions with pretax earnings. The decrease in income tax expense in the third quarter and year-to-date 2014 from the same periods of 2013 is primarily attributable to the 2013 sale of our investment in Office Depot de Mexico, which resulted in $146 million of income tax expense in the third quarter of 2013. The sale of the Company’s interest in Grupo OfficeMax during 2014 did not generate a similar gain or tax expense. In addition, during the second quarter of 2014, we recognized $7 million of income tax benefits for the release of valuation allowance and favorable settlements with certain tax authorities, as described below.

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

The Company has significant deferred tax assets in the U.S. and in foreign jurisdictions against which valuation allowances have been established to reduce such deferred tax assets to the amount that is more likely than not to be realized. During the second quarter of 2014, the Company released valuation allowance in certain foreign jurisdictions due to the existence of sufficient positive evidence, which resulted in the recognition of a $4 million income tax benefit. As of the third quarter of 2014, valuation allowances remain in certain foreign jurisdictions where the Company believes it is necessary to see further positive evidence, such as sustained achievement of cumulative profits, before these valuation allowances can be released. If such positive evidence develops, the Company may release all or a portion of the remaining valuation allowances in these jurisdictions as early as the first half of 2015.

Due to settlements with certain tax authorities in the second quarter 2014, the Company’s balance of unrecognized tax benefits decreased by $3 million, which resulted in an income tax benefit of the same amount, in year-to-date 2014. The Company also estimates its unrecognized tax benefits to increase by $13 million in 2014 for current year positions in certain tax jurisdictions, only $1 million of which is estimated to increase income tax expense for the year due to valuation allowances. After application of interim period tax accounting, the Company’s unrecognized tax benefits increased by $5 million and $9 million in the third quarter and year-to-date 2014, respectively. The remainder will be recognized in the fourth quarter of 2014. This increase resulted in $1 million of income tax expense in year-to-date 2014. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made.

Preferred Stock Dividends

In connection with the Merger, in both July and November 2013, we redeemed 50 percent of the outstanding redeemable preferred stock. Preferred stock dividends included in the Condensed Consolidated Statement of Operations for the third quarter and year-to-date 2013 include contractual dividends and $22 million related to the July 2013 redemption, comprised of the $12 million redemption premium, measured at 6% of the liquidation preference, and $10 million representing 50 percent of the difference between the liquidation preference and carrying value of the preferred stock. The liquidation preference exceeded the carrying value because of initial issuance costs and prior period paid-in-kind dividends recorded at fair value.

NEW ACCOUNTING STANDARDS

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update that changes the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that has (or will have) a major effect on an entity’s operations and financial results will be presented as discontinued operations. The standard also removed continuing cash flows and significant continuing involvement as considerations in determining if a disposal should be presented as discontinued operations. The standard is to be applied prospectively and is effective for public entities beginning in annual periods after December 15, 2014, with early adoption allowed. The Company elected to adopt this standard early, which had no significant impact in the Company’s Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

At September 27, 2014, we had approximately $965 million in cash and equivalents and another $1.2 billion available under the Amended Credit Agreement (as defined in Note 5 of the Condensed Consolidated Financial Statements) based on the September borrowing base certificate, for a total liquidity of approximately $2.1 billion. We currently believe that our cash on hand, availability of funds under the Amended Credit Agreement, and cash flows generated from operations will be sufficient to fund our working capital, capital expenditure and debt repayment requirements for at least the next twelve months.

At September 27, 2014, no amounts were drawn under the Amended Credit Agreement. There were letters of credit outstanding under the Amended Credit Agreement at the end of the second quarter totaling $92 million.

We also had short-term borrowings of $1 million at September 27, 2014 under various local currency credit facilities for our international subsidiaries that had an effective interest rate at the end of the second quarter of approximately 4.9%. The maximum month end amount occurred in March at approximately $10 million and the maximum monthly average amount occurred in March at approximately $6 million. These short-term borrowings represent outstanding balances on uncommitted lines of credit, which do not contain financial covenants.

The Company was in compliance with all applicable financial covenants at September 27, 2014.

In year-to-date 2014, we incurred significant expenses associated with the Merger and integration actions, including costs associated with the real estate strategy, as well as restructuring expenses associated to actions taken in Europe. Significant Merger and restructuring expenses are expected to continue to be incurred in future periods. In connection with the European restructuring plan approved in October 2014, we anticipate incurring incremental pre-tax restructuring expenses of approximately $120 million, $112 million of which will result in cash expenditures during 2014 and 2015. We expect the restructuring plan to be substantially completed by December 2015.

In connection with the Merger, we assumed obligations under the OfficeMax North American pension plans and other post-employment plans. In year-to-date 2014, $43 million of cash contributions were made to the North American pension and other post-employment plans. An additional $1 million cash contribution is expected to be made to these plans in 2014. The amounts funded are presented as Operating activity outflows in the Condensed Consolidated Statement of Cash Flows.

Cash Flows

On November 5, 2013, the Company merged with OfficeMax Incorporated. Accordingly, the Condensed Consolidated Statement of Cash Flows for year-to-date 2014 includes the OfficeMax results, with no comparable amounts in the year-to-date 2013.

Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	Year-to-Date
(In millions)	2014	2013
Operating activities	$35	$(120)
Investing activities	1	582
Financing activities	(10)	(410)

Operating Activities

During year-to-date 2014, cash provided by operating activities was $35 million, compared to a use of cash of $120 million during the same period last year. Operating cash flows in 2014 include approximately $234 million use of cash associated with Merger-related activities. Refer to Merger, restructuring and other operating expenses, net discussion above for anticipated future costs of integration activities. Operating cash flows in 2013 was negatively impacted by the payment of $147 million income taxes related to the Company’s gain on disposition of the investment in Office Depot de Mexico. No similar gain or tax payment was recognized in 2014 relating to the disposition of the Company’s interest in Grupo OfficeMax.

Changes in net working capital and other components for year-to-date 2014 resulted in a $64 million use of cash compared to an $83 million use in the same period last year. The change reflects the timing of activity toward the end of the respective balance sheet periods, the impact of Merger activity, the legal accrual and the inclusion of OfficeMax in the 2014 results but not 2013. Working capital is influenced by a number of factors including the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, refer to Note 1 of the Condensed Consolidated Financial Statements.

Investing Activities

Cash provided by investing activities was $1 million in the year-to-date 2014, compared to a cash provided by investing activities of $582 million in the same period last year. The year-to-date 2014 includes $43 million net proceeds from the disposition of Grupo OfficeMax, $43 million proceeds from the disposition of Boise Cascade Company common stock received from the Boise Cascade Holdings distribution, offset by capital expenditures of $90 million. The 2014 period also includes $9 million from proceeds from assets sold and other. The $582 million cash generated in the 2013 period primarily relates to the $675 million proceeds from the disposition of our joint venture Office Depot de Mexico, partially offset by $94 million capital expenditures.

Financing Activities

Cash used in financing activities was $10 million in year-to-date 2014, compared to a cash use of $410 million in the same period last year. Net payment of long- and short-term borrowings amounted to $14 million in year-to-date 2014 compared to $17 million in the same period last year. In the third quarter 2013, the Company redeemed 50 percent of the preferred stock with a cash payment of $216 million. The redemption payment of $216 million includes the liquidation preference of $203 million, a redemption premium of $12 million, measured at 6% of the liquidation preference, and regular dividends accrued to the redemption date of $1 million. The $12 million redemption premium and $1 million of the regular dividends accrued to the redemption date are presented in Preferred stock dividends in the 2013 Condensed Consolidated Statement of Cash Flow. In August 2013, the Company repaid the $150 million of 6.25% senior notes at maturity.

CRITICAL ACCOUNTING POLICIES

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2013 Form 10-K, in Note 1 of the Notes to the Consolidated Financial Statements and the Critical Accounting Policies section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations. An update to the Critical Accounting Policies section is provided below.

Goodwill – Goodwill associated with the Merger has been allocated to the reporting units for the purposes of the annual goodwill impairment test. The estimated fair value of each reporting unit exceeds its carrying value at the test date. The reporting unit of Australia and New Zealand, which was not combined with any existing Office Depot businesses, has an estimated fair value approximately 10% above its carrying value. Goodwill in that reporting unit is $15 million. The estimated fair value of this reporting unit includes projected cash outflows related to certain restructuring activities. Should these restructuring activities not result in the anticipated future period benefits, or if there is a downturn in performance, a potential future goodwill impairment could result. However, the Company believes, based on these projections, that there are no current indicators of impairment in this reporting unit. The estimated fair values of the other reporting units, which were combined with existing Office Depot businesses, were substantially in excess of their carrying values.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risks

At September 27, 2014, there had not been a material change in the interest rate risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of the Company’s 2013 Form 10-K.

Foreign Exchange Rate Risks

At September 27, 2014, there had not been a material change in any of the foreign exchange risk information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of the Company’s 2013 Form 10-K.

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

During the third quarter of 2014, we continued to integrate the OfficeMax operations, which the Company acquired in November 2013. In connection with this integration and resulting business process changes, we continue to enhance the design and documentation of our internal procedures to maintain suitable controls over our financial reporting.

Based on management’s evaluation, as of September 27, 2014, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that the Company files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

In addition to the foregoing in 2009, State of California et al., ex rel. David Sherwin v. Office Depot was filed in Superior Court for the State of California, Los Angeles County, and unsealed on October 16, 2012. On January 29, 2014, the case, which had been removed to the United States District Court for the Central District of California, was remanded back to the Superior Court. The lawsuit asserts claims, including claims under the California False Claims Act, based on allegations regarding certain pricing practices under now expired agreements that were in place between 2001 and January 1, 2011, pursuant to which governmental agencies purchased office supplies from us (the “Purchasing Agreements”). The Plaintiffs seek monetary damages and other relief and, to the extent that liability is found under the California False Claims Act, the Company could also be subject to the trebling of damages and statutory penalties. On June 25, 2014, the Company participated in a non-binding, voluntary mediation in which the Company negotiated a potential settlement to resolve the matter for payments of approximately $68 million to the plaintiffs and approximately $9 million in attorneys’ fees to the plaintiffs’ attorneys. The parties continue to work to finalize the settlement. A hearing to obtain final court approval for the settlement is scheduled for November 18, 2014. There can be no assurance that the court will approve the settlement on the hearing date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

At September 27, 2014, pursuant to an indenture, dated as of March 14, 2012, we have restrictions on the amount of cash dividends we can pay. We have never declared or paid cash dividends on our common stock and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Item 6. Exhibits.

Exhibits

3.1	Amended and Restated Bylaws (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on September 26, 2014).

10.1	Letter Agreement between Office Depot, Inc. and Mark Cosby dated July 14, 2014 (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on July 21, 2014).

10.2	Sign-On Bonus Agreement between Office Depot, Inc. and Mark Cosby dated July 14, 2014 (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on July 21, 2014).

10.3	The Office Depot, Inc. Executive Change in Control Severance Plan effective August 1, 2014 (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on August 7, 2014).

10.4	Form of Notice of Selection for Participation in Executive Change in Control Severance Plan and Notice of Non-Renewal of Change in Control Agreement (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on August 7, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Section 1350 Certification

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC.
(Registrant)

Date: November 4, 2014	By:	/s/ Roland C. Smith
Roland C. Smith
Chief Executive Officer and
Chairman, Board of Directors
(Principal Executive Officer)

Date: November 4, 2014	By:	/s/ Stephen E. Hare
Stephen E. Hare
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2014	By:	/s/ Kim Moehler
Kim Moehler
Senior Vice President
and Chief Accounting Officer
(Principal Accounting Officer)