Form 10-K
period 2014-12-27
OFFICE DEPOT INC
filed 2015-02-24
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 27, 2014

Or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from                                      to

Commission file number 1-10948

Office Depot, Inc.

(Exact name of registrant as specified in its charter)

Delaware	59-2663954
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6600 North Military Trail, Boca Raton, Florida	33496
(Address of principal executive offices)	(Zip Code)

(561) 438-4800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Stock Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2014 (based on the closing market price on the Composite Tape on June 27, 2014) was approximately $3,009,760,984 (determined by subtracting from the number of shares outstanding on that date the number of shares held by affiliates of Office Depot, Inc.).

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At January 24, 2015, there were 545,374,602 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

Documents Incorporated by Reference:

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Office Depot, Inc. definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Act of 1934, as amended, within 120 days of Office Depot, Inc.’s fiscal year end.

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

Item 1. Business

Recent Developments

On February 4, 2015, Staples, Inc. (“Staples”) and the Company announced that the companies have entered into a definitive merger agreement (the “Staples Merger Agreement”), under which Staples will acquire all of the outstanding shares of Office Depot and the Company will become a wholly owned subsidiary of Staples (the “Staples Acquisition”). Under the terms of the Staples Merger Agreement, Office Depot shareholders will receive, for each Office Depot share held by such shareholders, $7.25 in cash and 0.2188 of a share in Staples common stock at closing. Each employee share-based award outstanding at the date of the agreement will vest upon the effective date of the Staples Acquisition. The transaction has been approved by both companies’ Board of Directors and the completion of the Staples Merger is subject to customary closing conditions including, among others, the approval of Office Depot shareholders and various regulatory approvals. The transaction is anticipated to close before the end of 2015. Refer to the Company’s Form 8-K filed February 4, 2015 for additional information on the transaction. We cannot guarantee that the Staples Acquisition will be completed or that, if completed, it will be exactly on the terms as set forth in the Staples Merger Agreement.

Merger and Integration

On November 5, 2013, the Company completed its merger with OfficeMax Incorporated (“OfficeMax”) in an all-stock transaction (the “Merger”). In connection with the Merger, each outstanding share of OfficeMax common stock was converted into 2.69 shares of Office Depot common stock. The Company issued approximately 240 million shares of Office Depot, Inc. common stock to former holders of OfficeMax common stock. Office Depot was determined to be the accounting acquirer. Since the Merger date, OfficeMax’s financial results are included in our Consolidated Financial Statements, as discussed herein.

Integration planning commenced shortly after the announcement of the Merger in February 2013, while the Federal Trade Commission (“FTC”) conducted an investigation of the proposed Merger. On November 1, 2013, the FTC closed its investigation and the transaction closed on November 5, 2013 when all other closing conditions were met.

From the Merger date through the end of 2014, significant progress has been made on key integration activities. The organization design and talent selection was completed in early 2014 and the integration of staff functions was completed during the course of the year. Mid-year, the Company’s real estate strategy (the “Real Estate Strategy”) identified at least 400 retail stores for closure through 2016 along with planned changes to the supply chain. By year end, in the United States, we closed 168 stores, converted over 50 stores to common point of sale systems, completed two cross-banner warehouse consolidations and platform modifications, successfully launched the co-branded website (www.officedepot.com), combined operating support functions, and made significant progress on identifying customer preferences and developing methods to service their needs. The facility closures, store and warehouse conversions and certain back-office functions will continue through 2016.

The remaining discussion of the “Business” section in this Annual Report addresses the way the Company operates currently; however, the integration will continue to impact many of these processes in future periods.

The Company

Office Depot is a global supplier of office products and services. Office Depot was incorporated in Delaware in 1986 with the opening of its first retail store in Fort Lauderdale, Florida.

The Company sells products and services to consumers and businesses of all sizes through three reportable segments (or “Divisions”): North American Retail Division, North American Business Solutions Division and International Division. Sales for these Divisions are processed through multiple channels, consisting of office supply stores, a contract sales force, Internet sites, an outbound telephone account management sales force, direct marketing catalogs and call centers, all supported by a network of supply chain facilities and delivery operations. Office Depot currently operates under the Office Depot® and OfficeMax® brands and utilizes other proprietary company and product brand names.

Additional information regarding our Divisions and operations in geographic areas is presented below in Part II — Item 7. “MD&A” and in Note 19, “Segment Information,” of the Consolidated Financial Statements located in Part IV — Item 15. “Exhibits and Financial Statement Schedules” of this Annual Report.

The Company’s primary website is www.officedepot.com. The Company’s primary brands are discussed in the “Intellectual Property” section below.

During 2014, the Company voluntarily transferred the listing of its common stock from the New York Stock Exchange (“NYSE”) to the NASDAQ Global Select Market (“NASDAQ”). The Company’s common stock continues to trade under the ticker symbol ODP.

Fiscal Year

Our fiscal year results are based on a 52- or 53-week retail calendar ending on the last Saturday in December. Fiscal years 2014, 2013, and 2012 consisted of 52 weeks and ended on December 27, 2014, December 28, 2013, and December 29, 2012, respectively. The Company’s business in Canada, which has been included in the Company’s results since the date of the Merger maintains calendar years with December 31 year-ends. The Australia and New Zealand businesses, also included in the Company’s results since the date of the Merger, migrated to the Company’s retail calendar during 2014.

North American Retail Division

The North American Retail Division sells a broad assortment of merchandise through our chain of office supply stores throughout the United States, including Puerto Rico and the U.S. Virgin Islands. We currently offer office supplies, technology products and solutions, business machines and related supplies, facilities products, and office furniture from national brands as well as our own brands. Refer to the “Merchandising” section below for additional product information. Most retail stores also offer copy and print services, as discussed in the “Copy & Print Depot TM and OfficeMax ImPress TM” section below.

At the end of 2014, the North American Retail Division operated 1,745 office supply stores. The count of open stores may include locations temporarily closed for remodels or other factors. We have a broad representation across North America with the largest concentration of our retail stores in Texas, Florida, California and Illinois. The majority of our retail stores are located in leased facilities that currently average over 20,000 square feet; however, most new store openings and store remodels have been in facilities smaller than the Company’s current average square footage.

During 2012, we developed a retail strategy that included planned downsizing of a significant number of stores or closing lower-contributing stores at the end of their lease terms. Additionally, as part of the integration of the Office Depot and OfficeMax stores, we are implementing the Real Estate Strategy that anticipates closing at least 400 stores in North America through 2016, which includes the 168 stores closed in 2014. Closures include both Office Depot and OfficeMax locations. The real estate portfolio optimization plan will be adjusted in future periods as market and competitive conditions change. Implementation of this strategy is expected to result in exit costs associated with facility closures, termination costs, and possibly additional asset impairments. Refer to Part II — Item 7. “MD&A” for additional information on the store activity.

The retail stores continue to operate under their legacy banners of Office Depot or OfficeMax, though the business is managed as a single operation. The OfficeMax stores are being converted to a common point of sale system, the loyalty programs have merged and product offerings are converging. The customer-facing material generally contains the brand message Office Depot OfficeMax — Now One Company.

Refer to the “North American Supply Chain” discussion below for additional information on our supply chain network.

Sales and marketing efforts are integral to understanding the Divisions’ processes and management. These efforts are addressed after the Divisions discussions.

North American Business Solutions Division

The North American Business Solutions Division sells nationally branded and our own brands’ office supplies, technology products, cleaning and breakroom supplies, office furniture, certain services, and other solutions to customers in Canada and the United States, including Puerto Rico, and the U.S. Virgin Islands. Office Depot customers are served by a dedicated sales force, through catalogs, telesales, and electronically through our Internet sites. Refer to the “Merchandising” section below for additional product information. The North American Business Solutions Division also offers copy and print services, as discussed in the “Copy & Print Depot TM and OfficeMax ImPress TM” section below.

Our contract sales channel employs a dedicated inside and field sales force that services the office supply needs to a range of small, medium and large-sized businesses. Part of our contract business is also with various schools, local, state and national governmental agencies. We also enter into agreements with consortiums to sell to various entities and across industries, including governmental and non-profit entities, for non-exclusive buying arrangements. Sales to our contract customers that are fulfilled at retail locations are included in the results of our North American Retail Division, while honoring their contract pricing, as applicable. The migration of customers to Office Depot systems was initiated during 2014.

Our direct sales channel is tailored to serve small- to medium-sized customers. During 2014, the Company launched its co-branded and expanded website to serve legacy customers of both Office Depot and OfficeMax. Similar to the approach used in reaching the customers identified in the North America Retail Division, the co-branded site operates under the banner Office Depot OfficeMax — Now One Company. Site functionality provides customers the convenience of using the combined loyalty program and offers suggestions by product ratings, pricing, and brand, among other features. Direct customers can order products through our public websites, from our catalogs, or by phone. Customer orders are fulfilled through the common supply chain; refer to the “North American Supply Chain” discussion below for additional information on our supply chain network.

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

North American Supply Chain

We operate a network of distribution centers (or “DCs”) and crossdock facilities across the United States, Puerto Rico, and Canada. Certain of our DCs operate as flow-through facilities where merchandise is sorted for distribution and shipped to fulfill the inventory needs of our retail stores and customers. Some DCs in the OfficeMax network are larger facilities primarily serving the retail business. The crossdocks in the OfficeMax network are smaller buildings where customer orders are sorted and loaded onto private fleet trucks for last mile delivery. The DC and crossdock facilities’ costs, including real estate, technology, labor and inventory, are allocated to the North American Retail Division and North American Business Solutions Division based on the relative services provided.

The integration of the companies has resulted in changes to two facilities to service both Office Depot and OfficeMax banner customers and the closure of seven facilities during 2014. In the next two years, we expect to change the warehouse management system in six facilities to service both Office Depot and OfficeMax banner customers, create or repurpose five locations, expand capacity in 12 existing facilities to service both Office Depot and Office max banner customers, and close 12 locations.

Inventory is held in our DCs at levels we believe sufficient to meet current and anticipated customer needs. Certain purchases are sent directly from the manufacturer to our customers or retail stores. Some supply chain facilities and some retail locations also house sales offices, showrooms, and administrative offices supporting our contract sales channel.

As of December 27, 2014, we operated 78 DC and crossdock facilities in the United States and Canada.

Out-bound delivery and inbound direct import operations are currently provided by us and third-party carriers.

International Division

In recent years, the International Division has undergone significant restructuring activities, including disposing of assets and streamlining processes, primarily in Europe. These activities have helped to lower operating expenses. In late 2014, the Company approved a European restructuring plan to realign the organization from a geographic-focus to a business channel-focus. The restructuring plan includes the creation of centralized and standardized processes that operate across Europe and the elimination of approximately 1,100 employee positions. This excludes approximately 300 employee positions previously eliminated. As required by law, the Company is consulting with each of the affected countries’ local Works Councils as part of the implementation of the restructuring plan, which is expected to be substantially completed by December 2015. Refer to Part II — Item 7. “MD&A” for further details on this plan.

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

As of December 27, 2014, the International Division sold to customers in 54 countries throughout Europe, Asia/Pacific, and Latin America. Outside of North America, the Company operates wholly-owned entities and participates in other ventures covering 27 countries and has alliances in an additional 27 countries.

As of December 27, 2014, the International Division operated, through wholly-owned entities, 146 retail stores in France, South Korea, Sweden, New Zealand, and Australia. In addition, we participate in the retail business under licensing and merchandise arrangements in certain countries in Latin America, in Europe, Israel, and Japan.

In August 2014, the Company completed the sale of its 51% capital stock interest in Grupo OfficeMax S. de R.L. de C.V. and related entities (together, “Grupo OfficeMax”), the former OfficeMax business in Mexico, to its joint venture partner. Refer to Part II — Item 7. “MD&A” for additional information.

The Company maintains DCs and call centers throughout Europe and Asia/Pacific to support these operations. Refer to Part I — Item 2. “Properties” for additional information on the International Division stores and DCs count and Part II — Item 7. “MD&A” for stores activity.

The International Division has separate regional headquarters for Europe in The Netherlands and for Asia in Hong Kong.

Merchandising

Our merchandising strategy is to meet our customers’ needs by offering a broad selection of country and regional branded office products, as well as our own branded products and services. The selection of our own branded products has increased in breadth and level of sophistication over time. We currently offer products under various labels, including Office Depot®, OfficeMax®, Foray®, Ativa®, TUL®, Realspace®, WorkPro®, Brenton Studio®, Highmark®, Grand & Toy® and Viking Office Products®.

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

Total Company sales by product group were as follows:

	2014	2013*	2012
Supplies	47.2%	46.6%	45.8%
Technology	38.0%	40.6%	41.8%
Furniture and other	14.8%	12.8%	12.4%

	100.0%	100.0%	100.0%

*	Amounts include the OfficeMax sales since November 5, 2013.

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

We operate separate merchandising functions in North America, Europe and Asia/Pacific. Each group is responsible for selecting, purchasing and pricing merchandise as well as managing the product life cycle of our inventory. In recent years, we have increasingly used global offerings across all regions to further reduce our product cost while maintaining product quality.

We operate a converged global sourcing office in Shenzhen, China, which allows us to better manage our product sourcing, logistics and quality assurance. This office consolidates our purchasing power with Asian factories and, in turn, help us to increase the scope of our own branded offerings.

Sales and Marketing

As part of bringing Office Depot and OfficeMax together and setting a foundation for growth, the Company invested significant effort during 2014 to identify our customers, understand their preferences and develop strategies to meet their needs. This includes assessing consumer shopping desires and tendencies which will help refine our strategy to identify and offer desired product assortment, shopping environment and purchasing methods. This effort will help shape our business in future periods and may impact store and website design, product offerings and placement, promotional activity and customer contact methods. Identifying the most desirable and effective way to reach our customers and allowing them to shop through whichever channel they prefer will continue to be a priority in 2015 and the future.

Our marketing programs are designed to attract new customers and to drive frequency of customer visits to our stores and websites. We regularly advertise in major newspapers in most of our North American markets. We also advertise through local and national radio, network and cable television advertising campaigns, and direct marketing efforts, such as the Internet and social networking. Our North American marketing programs are now prepared on a combined banner basis.

In early 2015, we combined the previously existing separate Office Depot and OfficeMax loyalty programs. Our customer loyalty program provides customers with rewards that can be applied to future purchases or other incentives. These programs enable us to market more effectively to our customers. Loyalty programs may change in popularity in the future, and we may make alterations to them from time to time.

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

Intellectual Property

We currently operate under the Office Depot® and OfficeMax® brand names. We hold trademark registrations domestically and worldwide and have numerous other applications pending worldwide for the names “Office Depot”, “Viking”, “Ativa”, “Foray”, “Realspace”, “OfficeMax”, “TUL”, “WorkPro”, “Brenton Studio”, “Highmark” and others. As with all domestic trademarks, our trademark registrations in the United States are for a ten year period and are renewable every ten years, prior to their respective expirations, as long as the trademarks are used in the regular course of trade.

Industry and Competition

We operate in a highly competitive environment in all three Divisions. We compete with office supply stores, wholesale clubs, discount stores, mass merchandisers, Internet-based companies, food and drug stores, computer and electronics superstores and direct marketing companies. These companies compete with us in substantially all of our current markets. Increased competition in the office products markets, together with increased advertising, has heightened price awareness among end-users. Such heightened price awareness has led to margin pressure on office products and impacted our results. In addition to price, competition is also based on customer service, the quality and breadth of product selection and convenience. Other office supply retail companies market similarly to us in terms of store format, pricing strategy, product selection and product availability in the markets where we operate, primarily those in the United States. Some of our competitors are larger than us and have greater financial resources, which affords them greater purchasing power, increased financial flexibility and more capital resources for expansion and improvement, which may enable them to compete more effectively. We anticipate that in the future we will continue to face competition from these companies.

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

Internationally, we compete on a similar basis to North America. Our wholly-owned entities in the International Division sell through contract and catalog channels and operates retail stores in 17 countries. Additionally, our International Division provides office products and services in another 37 countries through licensing and franchise agreements, cross-border transactions, alliances and other arrangements.

Employees

As of January 24, 2015, we had approximately 56,000 employees worldwide. In certain international locations, changes in staffing or work arrangements may need approval of local works councils or other bodies.

Environmental Matters

As both a significant user and seller of paper products, we have developed environmental practices that are values-based and market-driven. Our environmental initiatives center on three guiding principles: (1) recycling and pollution reduction; (2) sustainable forest management; and (3) issue awareness and market development for environmentally preferable products. We offer thousands of different products containing recycled content and technology recycling services in our retail stores.

Office Depot continues to implement environmental programs in line with our stated environmental vision to “increasingly buy green, be green and sell green” — including environmental sensitivity in our packaging, operations and sales offerings. Operations in the US and internationally have been commended for our leadership position for our facility design, recycling efforts, and ‘Green’ product offerings. Additional information on our achievements and green product offerings can be found at www.officedepotcitizenship.com/planet/ and www.officedepot.com/buygreen.

We are subject to a variety of environmental laws and regulations related to historical OfficeMax operations of paper and forest products businesses and timberland assets. We record environmental and asbestos liabilities, and accrue losses associated with these obligations, when probable and reasonably estimable. We record a separate insurance recovery receivable when considered probable. Refer to Item 3. “Legal Proceedings” for additional information.

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

Michael Allison — Age: 57

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

Mark Cosby — Age: 56

Mr. Cosby was appointed as our President, North America in July 2014. From September 2011 to November 2013, Mr. Cosby served as the President, Pharmacy at CVS Caremark Corporation, where he was responsible for all aspects of the $65 billion retail business, including 7,600 retail stores, 19 distribution centers, retail merchandising, supply chain, marketing, real estate and store pharmacy operations. Prior to CVS, Mr. Cosby spent five years at Macy’s, Inc., where he served in a number of executive roles, including President, Stores from April 2009 to August 2011. Prior to Macy’s, Inc., Mr. Cosby served as President, Full-line Stores at Sears, Roebuck & Company and chief operating officer and chief development officer at YUM! Brands, Inc.

Elisa D. Garcia C. — Age: 57

Ms. Garcia was appointed as our Executive Vice President, Chief Legal Officer and Corporate Secretary in December 2013. From July 2007 until December 2013, Ms. Garcia was our Executive Vice President, General Counsel and Corporate Secretary. Ms. Garcia is responsible for global legal and compliance matters, loss prevention, safety, and government relations. Prior to joining Office Depot, Ms. Garcia served as Executive Vice President, General Counsel and Corporate Secretary of Domino’s Pizza, Inc. from April 2000 until May 2007. Prior to joining Domino’s Pizza, Ms. Garcia served as Latin American Regional Counsel for Philip Morris International, and Corporate Counsel for GAF Corporation.

Stephen Hare — Age: 61

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

Juliet Johansson — Age: 45

Ms. Johansson was appointed as our Executive Vice President and Chief Strategy Officer in March 2014. From May 2012 to September 2013, Ms. Johansson served as Senior Vice President of the Global Commercial Business of Biomet 3i, a dental implant manufacturer. Prior to Biomet 3i, Ms. Johansson served as an Operating Advisor at The Blackstone Group from September 2010 to May 2012. Prior to the Blackstone Group, Ms. Johansson spent five years at Ryder, Inc., where she held a number of senior executive roles involving strategy, national sales and marketing, including Vice President Marketing from September 2005 to March 2008 and Vice President National Sales until March 2010. Prior to Ryder, Ms. Johansson was a consultant with McKinsey & Company for seven years.

Kim Moehler — Age: 46

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

Steven Schmidt — Age: 60

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

Roland Smith — Age 60

Mr. Smith was appointed as our Chairman and Chief Executive Officer in November 2013. Prior to joining Office Depot, Mr. Smith served as the President and Chief Executive Officer of Delhaize America, LLC, the U.S. division of Delhaize Group, and Executive Vice President of Delhaize Group, an international food retailer, from October 2012 to September 2013. Mr. Smith was a Special Advisor to The Wendy’s Company, a restaurant owner, operator and franchisor, from September 2011 to December 2011, served as President and Chief Executive Officer from July 2011 to September 2011. Mr. Smith served as President and Chief Executive Officer of Wendy’s/Arby’s Group, Inc. and Chief Executive Officer of Wendy’s International, Inc. from September 2008 to July 2011. Mr. Smith also served as Chief Executive Officer of Triarc Companies, Inc. from June 2007 to July 2011, and the Chief Executive Officer of Arby’s Restaurant Group, Inc., a restaurant owner, operator and franchisor, from April 2006 to September 2008. Mr. Smith served as President and Chief Executive Officer of American Golf Corporation and National Golf Properties, an owner and operator of golf courses, from February 2003 to November 2005. He was President and Chief Executive Officer of AMF Bowling Worldwide, Inc., an owner and operator of bowling centers, from April 1999 until January 2003. Mr. Smith has been a member of Carmike Cinemas, Inc.’s (“Carmike”) board of directors since June 2009, and also serves as Chairman of the Compensation and Nominating Committee and as a member of the Executive Committee of Carmike’s board.

Item 1A. Risk Factors.

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and our Company could materially impact our future performance and results. We have provided below a list of risk factors that should be reviewed when considering investing in our securities.

Risks Related to the Staples Acquisition

On February 4, 2015, we entered into the Staples Merger Agreement with Staples, a Delaware corporation and Staples AMS, Inc., a Delaware corporation and a wholly owned subsidiary of Staples (“Merger Sub”), providing for, among other things, that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Staples. In connection with the proposed merger, we are subject to certain risks including, but not limited to, those set forth below.

For additional information related to the Staples Merger Agreement, please refer to the Current Report on Form 8-K filed with the SEC on February 4, 2015 (the “Staples Merger Form 8-K”). The foregoing description of the Staples Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to the Staples Merger Form 8-K.

The announcement and pendency of the Staples Acquisition could adversely affect our business, results of operations and financial condition.

The announcement and pendency of the Staples Acquisition of our company with Staples could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the proposed Staples Acquisition is completed. In particular, we could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the Staples Acquisition. We could also potentially lose customers or suppliers, and new customer or supplier contracts could be delayed or decreased. In addition, we have allocated, and will continue to allocate, significant management resources towards the completion of the transaction, which could adversely affect our business and results of operations.

We are subject to putative class action lawsuits challenging the Staples Acquisition. The lawsuits seek, among other things, to enjoin the consummation of the Staples Acquisition, rescission of the Staples Acquisition if it is consummated, and an award of monetary damages, costs and fees. The costs, delay and management resources associated with litigation related to the Staples Acquisition could adversely affect our business, results of operations and financial condition.

We are also subject to restrictions on the conduct of our business prior to the consummation of the Staples Acquisition as provided in the Staples Merger Agreement, including, among other things, certain restrictions on our ability to acquire other businesses, sell or transfer our assets, amend our organizational documents, and incur indebtedness. These restrictions could result in our inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise harm our business, results of operations and financial condition.

Failure to complete the proposed Staples Acquisition could adversely affect our business and the market price of our common stock.

There is no assurance that the closing of the Staples Acquisition will occur. Consummation of the Staples Acquisition is subject to various conditions, including, among other things, the approval of the Staples Merger Agreement and the Staples Acquisition by the holders of a majority of our outstanding shares of common stock, and certain other customary conditions, including, among other things, the absence of laws or judgments prohibiting or enjoining the merger and the receipt of certain regulatory approvals. We cannot predict with certainty whether and when any of these conditions will be satisfied. We are subject to putative class action lawsuits challenging the Staples Acquisition, which seek, among other things, to enjoin the consummation of the Staples Acquisition. In addition, the Staples Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of our Board of Directors or a termination of the Staples Merger Agreement by us to enter into an agreement for a “superior proposal”. If the Staples Merger Agreement is terminated, we may be required to pay Staples a termination fee of $185 million. If the Staples Acquisition is not consummated, our stock price will likely decline as our stock has recently traded based on the proposed per share price for the Staples Acquisition. We will have incurred significant costs, including, among other things, the diversion of management resources, for which we will have received little or no benefit if the closing of the Staples Acquisition does not occur. A failed transaction may result in negative publicity and a negative impression of us in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and the market price of our common stock.

Risks Related to Our Business

Our ongoing business is subject to certain risks related to our merger with OfficeMax and restructuring activities.

We completed a merger with OfficeMax on November 5, 2013, pursuant to which OfficeMax became an indirect, wholly-owned subsidiary of our Company. The Merger involved the integration of two companies that previously operated independently with principal offices in two distinct locations. We have devoted, and will continue to devote, significant management attention and resources to integrating the companies. As previously disclosed, the combined company is expected to capture over $750 million in cost synergies by the end of 2016, including at least $100 million in annual run-rate synergies from store closures. Additionally, in response to economic and competitive factors in our industry, we may, from time to time, undertake certain restructuring activities within our business divisions to improve our performance. In recent years, the International Division has undergone significant restructuring activities, including disposing of assets and streamlining processes, primarily in Europe in an effort to be more responsive to customer needs and further improve processes. In 2014, the International Division launched a European-wide restructuring plan to realign the business organization from a geographic focus to a business channel focus. As previously disclosed, this plan is expected to provide $90 million of annual cost savings by the end of 2016.

We may not be able to achieve the expected Merger synergies or restructuring benefits due to certain risks, among other things, risks that:

•	the businesses of Office Depot and OfficeMax may not be integrated successfully or such integration may take longer, be more difficult, time-consuming or costly to accomplish than expected;

•	we may experience business disruption following the Merger, including adverse effects on employee retention and loss of employee focus during periods of restructuring activities;

•	we may be unable to avoid potential liabilities and unforeseen increased expenses or delays associated with the Merger integration or other restructuring activities, including in Europe;

•	there may be unanticipated changes in the markets for the combined Company’s business segments;

•	branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers;

•	there may be unanticipated downturns in business relationships with customers;

•	there may be competitive pressures on the combined Company’s sales and pricing;

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

•	the benefits of any restructuring activity, including in Europe, may not be fully realized due to competitive, regulatory or operational difficulties; and

•

we may be unable to successfully manage the complex integration of systems, technology, networks and other assets of the combined Company in a manner that minimizes any adverse impact on our customers, vendors, suppliers, employees and other constituencies.

Accordingly, there can be no assurance that: (i) the Merger and restructuring activities will result in the realization of the full benefits of synergies, innovation and operational efficiencies that we currently expect; (ii) these benefits will be achieved within the anticipated timeframe: (iii) we will be able to fully and accurately measure any such synergies; or (iv) we will be able to implement new strategies to transform the combined Company. Failure to successfully integrate the businesses and realize the projected synergies, innovation and operational efficiencies may have a material adverse effect on our business and results of operations.

Our business is highly competitive and failure to adequately differentiate ourselves or respond to the decline in general office supplies sales or to shifting consumer demands could adversely impact our financial performance.

The office products market is highly competitive and we compete locally, domestically and internationally with office supply stores, including Staples, wholesale clubs such as Costco, Sam’s Club and BJs, mass merchandisers such as Wal-Mart and Target, computer and electronics superstores such as Best Buy, Internet-based companies such as Amazon.com, food and drug stores, discount stores, and direct marketing companies. Many competitors have also increased their presence by broadening their assortments or broadening from retail into the delivery and e-commerce channels, while others have substantially greater financial resources to devote to sourcing, marketing and selling their products. Product pricing is also becoming ever more competitive, particularly among competitors on the Internet. In order to achieve and maintain expected profitability levels, we must continue to grow by adding new customers and taking market share from competitors. In addition, consumers are utilizing more technology and purchasing less paper, ink and toner, physical file storage and general office supplies. If we are unable to: (i) provide technology solutions and services that meet consumer needs; (ii) continuously stock products that are up-to-date and among the latest trends in the rapidly changing technological environment; (iii) differentiate ourselves from other retailers who sell similar products; and (iv) effectively compete, our sales and financial performance could be negatively impacted.

If we are unable to successfully maintain a relevant multichannel experience for our customers, our results of operations could be adversely affected.

With the increasing use of computers, tablets, mobile phones and other devices to shop in our stores and online, we offer full and mobile versions of our website and applications for mobile phones and tablets. In addition, we are increasing the use of social media as a means of interacting with our customers and enhancing their shopping experiences. Multichannel retailing is rapidly evolving and we must keep pace with the changing expectations of our customers and new developments by our competitors. If we are unable to attract and retain team members or contract third parties with the specialized skills needed to support our multichannel platforms, or are unable to implement improvements to our customer-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected. In addition, if our website and our other customer-facing technology systems do not function as designed, the customer experience could be negatively affected, resulting in a loss of customer confidence and satisfaction, and lost sales, which could adversely affect our reputation and results of operations.

Disruptions of our computer systems could adversely affect our operations.

We rely heavily on computer systems to process transactions, manage our inventory and supply-chain and to summarize and analyze our global business. If our systems are damaged or fail to function properly, or, if we do not replace or upgrade certain systems, we may incur substantial costs to repair or replace them and may experience an interruption of our normal business activities or loss of critical data. We are undertaking certain system enhancements and conversions to increase productivity and efficiency, that, if not done properly, could divert the attention of our workforce and constrain for some time our ability to provide the level of service our customers demand. Also, once implemented, the new systems and technology may not provide the intended efficiencies or anticipated benefits, and could add costs and complications to our ongoing operations.

A breach of our information technology systems could adversely affect our reputation, business partner and customer relationships and operations and result in high costs.

Through our sales, marketing activities, and use of third-party information, we collect and store certain personally identifiable information that our customers provide to purchase products or services, enroll in promotional programs, register on our website, or otherwise communicate and interact with us. This may include but is not limited to names, addresses, phone numbers, driver license numbers, e-mail addresses, contact preferences, personally identifiable information stored on electronic devices, and payment account information, including credit and debit card information. We also gather and retain information about our employees in the normal course of business. We may share information about such persons with vendors that assist with certain aspects of our business. In addition, our online operations depend upon the secure transmission of confidential information over public networks, such as information permitting cashless payments.

We have instituted safeguards for the protection of such information. These security measures may be compromised as a result of third-party security breaches, burglaries, cyber-attack, errors by employees or employees of third-party vendors, faulty password management, misappropriation of data by employees, vendors or unaffiliated third-parties, or other irregularity, and result in persons obtaining unauthorized access to our data or accounts. Despite instituted safeguards for the protection of such information, we cannot be certain that all of our systems and those of our vendors and unaffiliated third-parties are entirely free from vulnerability to attack or compromise given that the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently. During the normal course of our business, we have experienced and we expect to continue to experience attempts to breach our systems, and we may be unable to protect sensitive data and the integrity of our systems or to prevent fraudulent purchases. Moreover, an alleged or actual security breach that affects our systems or results in the unauthorized release of personally identifiable information could:

•

materially damage our reputation and brand, negatively affect customer satisfaction and loyalty, expose us to negative publicity, individual claims or consumer class actions, administrative, civil or criminal investigations or actions, and infringe on proprietary information; and

•

cause us to incur substantial costs, including but not limited to costs associated with remediation for stolen assets or information, payments of customer incentives for the maintenance of business relationships after an attack, litigation costs, lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack, and increased cyber security protection costs. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of our cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses or all types of claims that may arise in the continually evolving area of cyber risk.

We do a significant amount of business with government entities, various purchasing consortiums, and through sole- or limited- source distribution arrangements, and loss of this business could negatively impact our results.

One of our largest customer groups consists of various national and international governmental entities, government agencies and non-profit organizations, such as purchasing consortiums. Contracting with U.S. state and local governments is highly competitive, subject to federal and state procurement laws, requires more restrictive contract terms and can be expensive and time-consuming. Bidding such contracts often requires that we incur significant upfront time and expense without any assurance that we will win a contract. Our ability to compete successfully for and retain business with the federal and various state and local governments is highly dependent on cost-effective performance. Our business with governmental entities and agencies is also sensitive to changes in national and international priorities and their respective budgets, which in the current economy continue to decrease. We also service a substantial amount of business through agreements with purchasing consortiums and other sole- or limited-source distribution arrangements. If we are unsuccessful in retaining these customers, or if there is a significant reduction in sales under any of these arrangements, it could adversely impact our business and results of operations.

Macroeconomic conditions have had and may continue to adversely affect our business and financial performance.

Our operating results and performance depend significantly on worldwide economic conditions and their impact on business and consumer spending. In the past, the decline in business and consumer spending resulting from the global recession has caused our comparable store sales to continue to decline from prior periods and we have experienced similar declines in most of our other domestic and international businesses. Our business and financial performance may continue to be adversely affected by current and future economic conditions in the U.S. and internationally, including, without limitation, the level of consumer debt, high levels of unemployment, higher interest rates and the ability of our customers to obtain credit, which may cause a continued or further decline in business and consumer spending.

Increases in fuel and other commodity prices could have an adverse impact on our earnings.

While fuel prices declined late in 2014, because these products are non-renewable resources, there can be no assurance that prices will not rise in the near future even above past levels. We operate a large network of stores, delivery centers, and delivery vehicles around the globe. As such, we purchase significant amounts of fuel needed to transport products to our stores and customers as well as shipping costs to import products from overseas. While we may hedge our anticipated fuel purchases, the underlying commodity costs associated with this transport activity have been volatile in recent years and disruptions in availability of fuel could cause our operating costs to rise significantly to the extent not covered by our hedges. Additionally, other commodity prices, such as paper, may increase and we may not be able to pass along such costs to our customers. Fluctuations in the availability or cost of our energy and other commodity prices could have a material adverse effect on our profitability.

Our business may be adversely affected by the actions of and risks related to the activities of our third-party vendors.

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

We use and resell many manufacturers’ branded items and services. As a result, we are dependent on the availability and pricing of key products and services, including ink, toner, paper and technology products. As a reseller, we cannot control the supply, design, function, cost or vendor-required conditions of sale of many of the products we offer for sale. Disruptions in the availability of these products or the products and services we provide to our customers may adversely affect our sales and result in customer dissatisfaction. Further, we cannot control the cost of manufacturers’ products, and cost increases must either be passed along to our customers or will result in erosion of our earnings. Failure to identify desirable products and make them available to our customers when desired and at attractive prices could have an adverse effect on our business and our results of operations. In addition, a material interruption in service by the carriers that ship goods within our supply chain may adversely affect our sales. Many of our vendors are small or medium sized businesses which are impacted by current macroeconomic conditions, both in the U.S., Asia and other locations. We may have no warning before a vendor fails, which may have an adverse effect on our business and results of operations.

Our product offering also includes many of our own branded products. While we have focused on the quality of our own branded products, we rely on third-party manufacturers for these products. Such third-party manufacturers may prove to be unreliable, the quality of our globally sourced products may not meet our expectations, such products may not meet applicable regulatory requirements which may require us to recall those products, or such products may infringe upon the intellectual property rights of third-parties. Furthermore, economic and political conditions in areas of the world where we source such products may adversely affect the availability and cost of such products. In addition, our own branded products compete with other manufacturers’ branded items that we offer. As we continue to increase the number and types of our own branded products that we sell, we may adversely affect our relationships with our vendors, who may decide to reduce their product offerings through us and may increase their product offerings through our competitors. Finally, if any of our customers are harmed by our own branded products, they may bring product liability and other claims against us. Any of these circumstances could have an adverse effect on our business and results of operations.

Disruption of global sourcing activities and our own brands’ quality concerns could negatively impact brand reputation and earnings.

Economic and civil unrest in areas of the world where we source products, as well as shipping and dockage issues, could adversely impact the availability or cost of our products, or both. Most of our goods imported to the U.S. arrive from Asia through ports located on the U.S. west coast and we are therefore subject to potential disruption due to labor unrest, security issues or natural disasters affecting any or all of these ports. In addition, in recent years, we have substantially increased the number and types of products that we sell under our own brands including Office Depot ®, OfficeMax ® and other proprietary brands. While we have focused on the quality of our proprietary branded products, we rely on third-parties to manufacture these products. Such third-party manufacturers may prove to be unreliable, the quality of our globally sourced products may vary from our expectations and standards, such products may not meet applicable regulatory requirements which may require us to recall those products, or such products may infringe upon the intellectual property rights of third-parties. Moreover, as we seek indemnities from the manufacturers of these products, the uncertainty of realization of any such indemnity and the lack of understanding of U.S. product liability laws in certain foreign jurisdictions make it more likely that we may have to respond to claims or complaints from our customers.

A downgrade in our credit ratings or a general disruption in the credit markets could make it more difficult for us to access funds, refinance indebtedness, obtain new funding or issue securities.

While Merger-related costs have been significant in 2014 and 2013, historically, we have generated positive cash flow from operating activities and have had access to broad financial markets that provide the liquidity we need to operate our business. Together, these sources have been used to fund operating and working capital needs, as well as invest in business expansion through new store openings, capital improvements and acquisitions. A deterioration in our financial results or the impact of significant Merger and integration costs could negatively impact our credit ratings, our liquidity and our access to the capital markets. If we need to refinance all or a portion of that indebtedness, there is no assurance that we will be able to secure such refinancing at the same or more favorable terms than the terms of our existing indebtedness.

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

In recent years, we recognized significant non-cash asset impairment charges related to under-performing stores in North America. These charges reflect greater than anticipated downturns in sales at certain lower performing stores and in some cases, early closures associated with the Real Estate Strategy. We regularly assess past performance and make estimates and projections of future performance at an individual store level. Reduced sales, our shift in strategy to be less promotional, as well as competitive factors and changes in consumer spending habits resulted in a downward adjustment of anticipated future cash flows for the individual stores that resulted in the impairment. We foresee challenges in the market and economy that could adversely impact our operations. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or if we commit to a more aggressive store downsizing strategy, including allocating capital to further modify store formats, additional impairment charges may result. We have also recognized non-cash asset impairment charges from the abandonment of assets identified as not to be used in the new organization and from certain lease-related intangible assets that were deemed unrecoverable based on the Real Estate Strategy. Additional asset impairments may be recognized based on future decisions and conditions.

Changes in the numerous variables associated with the judgments, assumptions and estimates we make, in assessing the appropriate valuation of our goodwill, including changes resulting from macroeconomic challenges in international markets, or disposition of components within reporting units, could in the future require a reduction of goodwill and recognition of related non-cash impairment charges. If we were required to further impair our store assets, our goodwill or intangible assets, it could have a material adverse effect on our business and results of operations.

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

Our global tax rate is derived from a combination of applicable tax rates in the various domestic and international jurisdictions in which we operate. Depending upon the sources of our income, any agreements we may have with taxing authorities in various jurisdictions, and the tax filing positions we take in these jurisdictions, our overall tax rate may fluctuate significantly from other companies or even our own past tax rates. At any given point in time, we base our estimate of an annual effective tax rate upon a calculated mix of the tax rates applicable to our Company and to estimates of the amount of income likely to be generated in any given geography. Additionally, because of recent operating losses, the Company has significant valuation allowances on deferred tax assets, limiting the amount of deferred tax benefits that can be recognized on current operations. The loss of one or more agreements with taxing jurisdictions, a change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws in any of the multiple jurisdictions in which we operate, changes in valuation allowances, or adverse outcomes from the tax audits that regularly are in process in any of the jurisdictions in which we operate could result in substantial volatility, including an unfavorable change in our overall tax rate and/or our effective tax rate.

Loss of key personnel could have an adverse impact on our business.

We depend on our executive management team and other key personnel, and the loss of certain personnel could result in the loss of management continuity and institutional knowledge. We depend heavily upon our retail labor force to identify new customers and provide desired products and personalized customer service to existing customers. The market for qualified employees, with the right talent and competencies, is highly competitive, and may subject us to increased labor costs during periods of low unemployment. The loss of the services of key employees or the inability to attract additional qualified managers for our retail stores and other lines of business may adversely affect our ability to conduct operations in accordance with the standards that we have set.

Although certain members of our executive team have entered into agreements relating to their employment with us, most of our key personnel are not bound by employment agreements, and those with employment or retention agreements are bound only for a limited period of time. If we are unable to retain our key personnel, we may be unable to successfully develop and implement our business plans, which may have an adverse effect on our business and results of operations.

We are subject to legal proceedings and legal compliance risks.

We are involved in various legal proceedings, which from time to time may involve class action lawsuits, state and federal governmental inquiries, audits and investigations, environmental matters, employment, tort, state false claims act, consumer litigation and intellectual property litigation. At times, such matters may involve directors and/or executive officers. Certain of these legal proceedings, including government investigations, may be a significant distraction to management and could expose our Company to significant liability, including settlement expenses, damages, fines, penalties, attorneys’ fees and costs, and non-monetary sanctions, including suspensions and debarments from doing business with certain government agencies, any of which could have a material adverse effect on our business and results of operations.

Failure to successfully manage our domestic and international business could have an adverse effect on our operations and financial results.

Circumstances outside of our control could negatively impact anticipated store openings, joint ventures, strategic alliances and franchise arrangements. We cannot provide assurance that our new store openings, including some newly sized or formatted stores or retail concepts, will be successful. There may be unintended consequences of adding joint venture, strategic alliances and franchising partners to the Office Depot model, such as the potential for compromised operational control in certain countries and inconsistent international brand image. These joint venture, strategic alliances and franchise arrangements may also add complexity to our processes, and may require unanticipated operational adjustments in the future that could adversely impact our business and results of operations.

Our international operations subject us to risks as foreign currency fluctuations, potential unfavorable foreign trade policies or unstable political and economic conditions.

As of December 27, 2014, we sold to customers in 56 countries throughout North America, Europe, Asia/Pacific, and Latin America. We operate wholly-owned entities and participate in joint ventures and alliances globally. Sales from our operations outside the U.S. are denominated in local currency, which must be translated into U.S. dollars for reporting purposes and therefore our consolidated earnings can be significantly impacted by fluctuations in world currency markets. We are required to comply with multiple foreign laws and regulations that may differ substantially from country to country, requiring significant management attention and cost. In addition, the business cultures in certain areas of the world are different than those that prevail in the U.S., and we may be at a competitive disadvantage against other companies that do not have to comply with standards of financial controls or business integrity that we are committed to maintaining as a U.S. publicly traded company.

Changes in the regulatory environment may increase our expenses and may negatively impact our business.

We are subject to regulatory matters relating to our corporate conduct and the conduct of our business, including securities laws, consumer protection laws, advertising regulations, privacy and cybersecurity laws, and wage and hour regulations and anti-corruption legislation. Certain jurisdictions have taken a particularly aggressive stance with respect to such matters and have implemented new initiatives and reforms, including more stringent disclosure and compliance requirements. To the extent that we are subject to more challenging regulatory environments and enhanced legal and regulatory requirements, such exposure could have a material adverse effect on our business, including the added cost of increased compliance measures that we may determine to be necessary.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with all anti-bribery laws. However, we operate in certain countries that are recognized as having governmental and commercial corruption. Our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or third-party intermediaries. Violations of these anti-bribery laws may result in criminal or civil sanctions, which could have a material adverse effect on our business and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 27, 2014, our wholly-owned entities operated the following retail stores, which are presented in the tables below by Division and location.

STORES

North American Retail Division

State	#	State	#
UNITED STATES:
Alabama	30	Montana	6
Alaska	6	Nebraska	15
Arizona	37	Nevada	30
Arkansas	13	New Jersey	11
California	176	New Mexico	14
Colorado	58	New York	33
Connecticut	2	North Carolina	60
Delaware	1	North Dakota	4
District of Columbia	1	Ohio	61
Florida	169	Oklahoma	18
Georgia	68	Oregon	25
Hawaii	11	Pennsylvania	32
Idaho	9	Puerto Rico	18
Illinois	83	Rhode Island	1
Indiana	30	South Carolina	24
Iowa	10	South Dakota	5
Kansas	17	Tennessee	40
Kentucky	22	Texas	210
Louisiana	40	Utah	17
Maine	1	U.S. Virgin Islands	2
Maryland	20	Virginia	44
Massachusetts	5	Washington	51
Michigan	53	West Virginia	5
Minnesota	43	Wisconsin	43
Mississippi	20	Wyoming	4

Missouri	47	TOTAL UNITED STATES	1,745

International Division

Country	#
Australia	4
France	58
New Zealand	16
South Korea	21
Sweden	47

TOTAL	146

The supply chain facilities which we operate in the United States support our North American Retail and North American Business Solutions Divisions and the facilities in Canada support our North American Business Solutions Division. We also operate DCs outside of the United States and Canada, which support our

International Division. The following tables set forth the locations of our supply chain facilities as of December 27, 2014. The number of facilities in the United States and Canada, as of December 27, 2014, exclude or include certain locations reported in the prior year because of the updated assessment of the supply chain facilities’ primary function and size considerations.

DCs and Crossdock Facilities (United States)

State	#	State	#
Alabama	1	Missouri	1
Arizona	1	Nevada	1
California	6	New Hampshire	1
Colorado	2	New Jersey	1
Connecticut	1	New York	1
Florida	4	North Carolina	1
Georgia	2	Ohio	3
Hawaii	4	Oregon	2
Illinois	4	Pennsylvania	6
Indiana	1	Puerto-Rico	1
Kansas	1	Tennessee	2
Kentucky	2	Texas	4
Maine	1	Utah	1
Massachusetts	1	Virginia	2
Minnesota	2	Washington	4
Mississippi	1	Wisconsin	1

		TOTAL	66

DCs and Crossdock Facilities (Canada)

Country	#
Canada	12

DCs (International Division)

Country	#	Country	#
Australia	8	New Zealand	2
China	3	South Korea	1
Czech Republic	1	Spain	1
France	5	Sweden	1
Germany	2	Switzerland	1
Ireland	1	The Netherlands	1
Italy	1	United Kingdom	3

		TOTAL	31

Our corporate office in Boca Raton, FL consists of approximately 625,000 square feet. We selected Boca Raton as the location for our combined company’s corporate headquarters, and transitioned the majority of OfficeMax’s operations which were in place in Naperville, IL to Boca Raton. The Naperville office consists of 360,000 square feet of office space, under a lease agreement that expires in 2017. We also lease a corporate office in Venlo, The Netherlands, which is approximately 210,000 square feet, and we lease other administrative offices. Each of our facilities is considered to be in good condition, adequate for its purpose and suitably utilized according to the individual nature and requirements of the relevant operations.

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

On February 4, 2015, Staples and Office Depot entered into the Staples Merger Agreement under which the companies would combine in a stock and cash transaction. On February 9, 2015, a putative class action lawsuit was filed by purported Office Depot shareholders in the Court of Chancery of the State of Delaware (“Court”) challenging the transaction and alleging that the defendant companies and individual members of Office Depot’s Board of Directors violated applicable laws by breaching their fiduciary duties and/or aiding and abetting such breaches. The plaintiffs in David Raul, v. Office Depot, Inc. et al. seek, among other things, injunctive relief and rescission, as well as fees and costs. Subsequently, seven other lawsuits were filed in the Court of Chancery of the State of Delaware making similar allegations, namely Beth Koeneke v. Office Depot, Inc. et al., Jamison Miller v. Office Depot, Inc. et al., Eric R. Gilbert v. Office Depot, Inc. et al., The Feivel and Helene Gottlieb Defined Benefit Pension Plan v. Office Depot, et al., Charles Miller v. Office Depot, Inc. et al., David Max v. Office Depot, Inc. et al., and Steve Renous v. Staples Inc. et al. Two lawsuits were filed in Palm Beach County Circuit Court, namely Keny Petit-Frere v. Office Depot, Inc., et al. and John Sweatman v. Office Depot, Inc., et al. Other lawsuits may be filed with similar allegations.

In addition, in the ordinary course of business, sales to and transactions with government customers may be subject to lawsuits, investigations, audits and review by governmental authorities and regulatory agencies, with which the Company cooperates. Many of these lawsuits, investigations, audits and reviews are resolved without material impact to the Company. While claims in these matters may at times assert large demands, the Company does not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect its financial position, results of operations or cash flows. In addition to the foregoing in 2009, State of California et al., ex rel. David Sherwin v. Office Depot, Inc. (the “Sherwin lawsuit”) was filed in Superior Court for the State of California, Los Angeles County, and unsealed on October 16, 2012. The lawsuit asserted claims, including claims under the California False Claims Act, based on allegations regarding certain pricing practices under now expired agreements that were in place between 2001 and January 1, 2011, pursuant to which governmental agencies purchased office supplies from us. The plaintiffs sought monetary damages and other relief, including trebling of damages and statutory penalties. On June 25, 2014, the Company participated in a non-binding, voluntary mediation in which the Company negotiated a potential settlement to resolve the matter. During the second quarter of 2014, the Company recorded an $80 million incremental increase to the legal accrual which included the potential settlement, as well as attorneys’ fees and other related legal matters. On December 19, 2014, Office Depot and the plaintiffs executed a Settlement Agreement to resolve the lawsuit. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay the plaintiffs $68 million to settle the matter (the “Settlement Amount”), as well as $9 million in legal fees, costs, and expenses. In exchange for, and in consideration of, the Company’s agreement to pay the Settlement Amount, the plaintiffs agreed to dismiss their action against the Company with prejudice. In February 2015, the court entered orders approving the settlement and dismissing the case with prejudice. The Settlement Amount was subsequently placed in escrow pursuant to the Settlement Agreement. The funds are to be released from escrow and disbursed in accordance with the terms of the court’s orders.

In addition to the foregoing, Heitzenrater v. OfficeMax North America, Inc., et al. was filed in the United States District Court for the Western District of New York in September 2012 as a putative class action alleging violations of the Fair Labor Standards Act and New York Labor Law. The complaint alleges that OfficeMax misclassified its assistant store managers (“ASMs”) as exempt employees. The Company believes that adequate provisions have been made for probable losses and such amounts are not material. However, in light of the early stage of the case and the inherent uncertainty of litigation, the Company is unable to estimate a reasonably possible range of loss in the matter. OfficeMax intends to vigorously defend itself in this lawsuit. Further, Kyle Rivet v. Office Depot, Inc., is pending in the United States District Court for the District of New Jersey.

The complaint alleges that Office Depot’s use of the fluctuating workweek (FWW) method of pay was unlawful because Office Depot failed to pay a fixed weekly salary and failed to provide its ASMs with a clear and mutual understanding notification that they would receive a fixed weekly salary for all hours worked. The plaintiffs similarly seek unpaid overtime, punitive damages, and attorneys’ fees. The Company believes in this case that adequate provisions have been made for probable losses and such amounts are not material. However, in light of the early stage of the case and the inherent uncertainty of litigation, the Company is unable to estimate a reasonably possible range of loss in these matters. Office Depot intends to vigorously defend itself in these lawsuits.

OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. As of December 27, 2014, our estimate of the range of reasonably possible losses for environmental liabilities was approximately $10 million to $25 million. We regularly monitor our estimated exposure to these liabilities. As additional information becomes known, our estimates may change. However, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

In connection with the voluntary transfer of the listing of the Company’s common stock from the NYSE to NASDAQ, the Company’s common stock ceased trading on the NYSE effective at the close of business on September 25, 2014 and, commenced trading on NASDAQ at market open on September 26, 2014. The Company’s common stock continues to trade under the ticker symbol “ODP”.

As of the close of business on January 23, 2015, there were 9,634 holders of record of our common stock. The last reported sale price of the common stock on the NASDAQ on January 23, 2015 was $7.82.

The following table sets forth, for the periods indicated, the high and low sale prices of our common stock. These prices do not include retail mark-ups, markdowns or commission.

	High	Low
2014
First Quarter	$5.45	$3.97
Second Quarter	5.85	3.84
Third Quarter	5.91	4.83
Fourth Quarter	8.90	4.26
2013
First Quarter	$6.10	$3.40
Second Quarter	4.51	3.55
Third Quarter	4.85	3.86
Fourth Quarter	5.85	4.53

At December 27, 2014, pursuant to an indenture, dated as of March 14, 2012, we have restrictions on the amount of cash dividends we can pay. We have never declared or paid cash dividends on our common stock and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Our common stock price has been, and likely will continue to be, impacted by the pending Staples Acquisition.

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

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial data at and for each of the five fiscal years in the period ended December 27, 2014. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Part IV — Item 15. “Exhibits and Financial Statement Schedules” and Part II — Item 7. “MD&A” of this Annual Report.

(In millions, except per share amounts and statistical data)	2014	2013(1)	2012	2011(2)	2010
Statements of Operations Data:
Sales	$16,096	$11,242	$10,696	$11,489	$11,633
Net income (loss) (3)(4)(5)(6)	$(352)	$(20)	$(77)	$96	$(46)
Net income (loss) attributable to Office Depot, Inc. (3)(4)(5)(6)	$(354)	$(20)	$(77)	$96	$(45)
Net income (loss) available to common shareholders (3)(4)(5)(6)	$(354)	$(93)	$(110)	$60	$(82)

Net earnings (loss) per share:
Basic	$(0.66)	$(0.29)	$(0.39)	$0.22	$(0.30)
Diluted	$(0.66)	$(0.29)	$(0.39)	$0.22	$(0.30)

Statistical Data:
Facilities open at end of period:
United States:
Office supply stores	1,745	1,912	1,112	1,131	1,147
Distribution centers and crossdock facilities	66	81	15	15	16
International(7):
Office supply stores	146	163	123	131	97
Distribution centers and crossdock facilities	43	46	23	27	26
Call centers	14	19	21	22	25

Total square footage — North American Retail Division	39,614,909	43,642,514	25,518,027	26,556,126	27,559,184

Percentage of sales by segment:
North American Retail Division	40.6%	41.0%	41.7%	42.4%	42.7%
North American Business Solutions Division	37.4%	31.8%	30.0%	28.4%	28.3%
International Division	21.1%	26.8%	28.3%	29.2%	29.0%

Balance Sheet Data:
Total assets	$6,844	$7,477	$4,011	$4,251	$4,569
Long-term recourse debt, excluding current maturities	674	696	485	648	660
Redeemable preferred stock, net	—	—	386	364	356

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

(3)

Fiscal year 2014 Net income (loss), Net income attributable to Office Depot, Inc., and Net income available to common shareholders includes $88 million of asset impairment charges, $403 million of Merger-related, restructuring, and other operating expenses, and $81 million of Legal accrual. Refer to MD&A for additional information.

(4)

Fiscal year 2012 Net income (loss), Net income attributable to Office Depot, Inc., and Net income available to common shareholders include approximately $139 million of asset impairment charges, $63 million net gain on purchase price recovery and $51 million of charges related to closure costs and process improvement activity. Refer to MD&A for additional information.

(5)

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

(6)

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

(7)

Includes Canadian locations. Fiscal year 2013 includes 144 stores operated by our International Division and 19 stores in Canada operated by our North American Business Solutions Division. These Canadian stores were closed in 2014.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition by Staples

On February 4, 2015, Staples and the Company announced that the companies have entered into a definitive merger agreement (the “Staples Merger Agreement”), under which Staples will acquire all of the outstanding shares of Office Depot and the Company will become a wholly owned subsidiary of Staples (the “Staples Acquisition”). Under the terms of the Staples Merger Agreement, Office Depot shareholders will receive, for each Office Depot share held by such shareholders, $7.25 in cash and 0.2188 of a share in Staples common stock at closing. Each employee share-based award outstanding at the date of the agreement will vest upon the effective date of the Staples Acquisition. The transaction has been approved by both companies’ Board of Directors and the completion of the Staples Acquisition is subject to customary closing conditions including, among others, the approval of Office Depot shareholders and various regulatory approvals. Certain existing debt agreements will require modification prior to closing. The transaction is anticipated to close before the end of 2015. Refer to the Company’s Form 8-K filed February 4, 2015 for additional information on the transaction. We cannot guarantee that the Staples Merger will be completed or that, if completed, it will be exactly on the terms as set forth in the Staples Merger Agreement. Should the Staples Acquisition not be completed, the Company will continue to be responsible for payment of commitments to current employees under retention arrangements and may either receive or pay a breakup fee, as provided for in the Staples Merger Agreement.

RESULTS OF OPERATIONS

OVERVIEW

Our business is comprised of three segments. The North American Retail Division includes our retail stores in the United States, including Puerto Rico and the U.S. Virgin Islands, which offer office supplies, technology products and solutions, business machines and related supplies, facilities products, and office furniture. Most stores also have a copy and print center offering printing, reproduction, mailing and shipping. The North American Business Solutions Division sells office supply products and services in Canada and the United States, including Puerto Rico and the U.S. Virgin Islands. North American Business Solutions Division customers are served through dedicated sales forces, through catalogs, telesales, and electronically through our Internet sites. Our International Division sells office products and services through direct mail catalogs, contract sales forces, Internet sites, and retail stores in Europe and Asia/Pacific. The former OfficeMax business in Mexico is presented as an Other segment. The integration of this business into the International Division was suspended in the second quarter of 2014 due to the sale and it was managed and reported independently of the Company’s other international businesses through the date of the sale. Prior period segment information has been recast to reflect this change in reporting structure.

A summary of factors important to understanding our results for 2014 is provided below. A more detailed comparison to prior years is included in the narrative that follows this overview.

Merger

•

On November 5, 2013, the Company completed its Merger with OfficeMax. OfficeMax’s financial results since the Merger date are included in our 2013 and 2014 Consolidated Statements of Operations, affecting comparability of the full year amounts. Due to the significance of the OfficeMax results to the Company, the OfficeMax sales and operating expense categories, as well as the Merger-related integration and restructuring activities in the twelve months of 2014, are the main drivers of the changes in results of operations when compared to the 2013 results.

•	The impact of the Merger on total Company sales is as follows:

(In millions)	North American Retail	North American Business Solutions	International	Other	Consolidated Total
2014
Office Depot banner	$4,002	$3,254	$2,849	$—	$10,105
OfficeMax banner	2,526	2,759	551	155	5,991

Total Company Sales	$6,528	$6,013	$3,400	$155	$16,096
2013
Office Depot banner	$4,230	$3,158	$2,915	$—	$10,303
OfficeMax banner (since the Merger)	384	422	93	40	939

Total Company Sales	$4,614	$3,580	$3,008	$40	$11,242
% Change
Office Depot banner	(5)%	3%	(2)%		(2)%
Total Company Sales	41%	68%	13%		43%

•

Due to the similarities in the underlying businesses under both banners (Office Depot and OfficeMax), the trends impacting the results are often the same or similar. In the Division operating results discussion that follows, where the factors affecting the Office Depot banner business differ significantly from the factors affecting the OfficeMax banner business compared to their operations in the fiscal year 2013 (including period prior to the Merger), separate explanations are provided. As the integration of the two companies’ systems, processes and offerings continues, the delineation of the contribution from the separate banners is diminishing; however, providing the OfficeMax banner component of sales remains relevant for 2014.

•

During 2014, we made significant progress on our integration activities. We are implementing our Real Estate Strategy that anticipates closing at least 400 stores in North America through 2016, of which we closed 168 in 2014. We completed modifications to two supply chain facilities to service both Office Depot and OfficeMax banner customers and closed seven facilities. In the next two years, we expect to convert another six supply chain facilities to service both Office Depot and OfficeMax banner customers, create or repurpose five locations, expand capacity in 12 existing facilities, and close another 12 locations. Additionally, in 2014, we converted over 50 stores to common point of sale systems, launched a combined company website (www.officedepot.com), combined operating support functions, and made significant progress on identifying customer preferences and developing methods to reach them and service their needs.

Other Significant Factors Impacting Total Company Results and Liquidity

•

Gross margin increased 10 basis points in 2014 compared to 2013, following a 36 basis point decrease in the prior year to year comparison. An increase in gross margin in the North American Retail Division was partially offset by decreases in the other Divisions.

•

Total Company Selling, general and administrative expenses increased in 2014 compared to 2013, reflecting the addition of OfficeMax operating expenses for the twelve months in 2014. Selling and general and administrative expenses as a percentage of sales decreased 116 basis points, reflecting lower payroll and advertising expenses, as well as operational efficiencies and synergies from the Merger.

•

Non-cash asset impairment charges of $88 million and $70 million were recorded in 2014 and 2013, respectively. The 2014 year-to-date charges include a $28 million asset impairment related to the abandonment of a software implementation project in Europe, $25 million related to the write off of capitalized software following certain information technology platform decisions related to the Merger, $5 million related to favorable lease assets reassessed in connection with the Real Estate Strategy, and $5 million related to the reassessment of the use of an international private brand trade name. The 2013 impairment charge includes a $44 million goodwill impairment triggered by the sale of our interest in Office Depot de Mexico. Both 2014 and 2013 include charges related to underperforming stores in North America.

•

We incurred $403 million and $201 million of Merger, restructuring, and other operating expenses, net in 2014 and 2013, respectively. In 2014, this line item includes $332 million of expenses related to the Merger transaction and integration activities, including store closure costs incurred to date, and $71 million of restructuring and other operating expenses. Additional integration and restructuring expenses are expected to be incurred in 2015 and 2016.

•

We recorded an $81 million incremental legal accrual during 2014 relating to allegations of certain pricing practices under agreements that were in place between 2001 and January 1, 2011. In December 2014, the Company and plaintiffs executed a Settlement Agreement to resolve this litigation. In February 2015, the court entered orders approving the settlement and dismissing the case with prejudice. The Settlement Amount was subsequently placed in escrow pursuant to the Settlement Agreement. The funds are to be released from escrow and disbursed in accordance with the terms of the court’s orders.

•

In August 2014, we completed the sale of our interest in Grupo OfficeMax to our joint venture partner, for net cash proceeds of $43 million. The loss associated with this disposed Mexican business amounted to approximately $2 million, which resulted primarily from the release of the net foreign currency remeasurement differences from investment to the disposition date recorded in other comprehensive income (cumulative translation adjustment) and fees incurred to complete the transaction.

•

Interest income increased in 2014 primarily due to the impact of OfficeMax Timber Notes income. Interest expenses in 2014 increased when compared to 2013, mainly due to interest expense related to OfficeMax recourse and non-recourse debt, which was partially offset by a reversal in 2014 of previously accrued interest expense on uncertain tax positions and the August 2013 maturity of $150 million of the 6.25% senior notes.

•

The effective tax rate for 2014 was negative 4%, reflecting the impact of valuation allowances limiting recognition of deferred tax assets. Because of the valuation allowances and changes in the mix of earnings among jurisdictions, the Company continues to experience significant effective tax rate volatility within the year and across years.

•

The loss per share was $(0.66) in 2014 compared to $(0.29) in 2013. The 2014 loss per share was negatively impacted by Merger expenses and restructuring charges, asset impairments and the legal accrual. The 2014 weighted average shares include a twelve month impact from the outstanding shares issued in connection with the Merger, compared to the 2013 impact for the period from the Merger date through year end. The 2013 loss per share was positively impacted by the gain on joint venture sale.

•

At the end of 2014, we had approximately $1.1 billion in cash and cash equivalents and $1.1 billion available on our asset based credit facility. Cash flow from operating activities was a source of $156 million for 2014.

OPERATING RESULTS

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

NORTH AMERICAN RETAIL DIVISION

(In millions)	2014	2013	2012
Sales	$6,528	$4,614	$4,458
% change	41%	3%	(8)%

Division operating income	$126	$8	$24
% of sales	2%	—%	1%
Comparable store sales decline	(2)%	(4)%	(5)%

Sales in our North American Retail Division increased 41% in 2014 and 3% in 2013, as a result of the addition of OfficeMax sales of $2,526 million in 2014 and $384 million in 2013. Excluding the OfficeMax sales, sales would have decreased 5% in both 2014 and 2013. The sales decline in each of the three years was impacted by store closures. The Company believes that some shoppers continue to purchase in Company stores that are in proximity to closed locations and online or through catalogs. Online and catalog sales are reported in the North American Business Solutions Division. While store closures result in lower sales in the North American Retail Division, they are typically lower performing stores and future Division operating results may benefit.

Comparable sales in 2014 from the 973 Office Depot branded stores that were open for more than one year decreased 2%. Comparable sales for Office Depot branded stores in 2013 from the 1,071 stores that were open for more than one year decreased 4%. Transaction counts and average order values were lower each of the three years, consistent with the comparable store sales declines. Lower transaction counts reflect lower customer traffic. The decline in average order values reflect, in part, declines in technology sales as customers continue to reduce purchases in this overall category, as well as due to lower average sale prices on certain computer products. Additionally, sales of ink, toner, and paper declined in all years presented reflecting the highly-competitive market for sales of these products as consumers switch to an increasingly digital environment. The Company is working to offset declines in these categories with enhanced customer service, improved product adjacencies and offerings. Under the Office Depot banner, sales of furniture, supplies, and in Copy and Print Depot increased. Sales in the OfficeMax stores since the Merger date trended negative in the major categories, with the exception of portable computers, which experienced a positive sales trend as a result of expanded offering of these products in the OfficeMax branded stores.

Our comparable store sales relate to stores that have been open for at least one year. Stores are removed from the comparable sales calculation during remodeling and if significantly downsized. Our measure of comparable store sales has been applied consistently across periods, but may differ from similar measures used by other companies. Because the OfficeMax stores were acquired in November 2013, they have impacted the comparable store sales calculation for only a portion of the full year 2014 measure. Also, as we close stores consistent with the Real Estate Strategy, we expect that comparable store sales will be favorably impacted as customers migrate from closed stores to nearby stores which remain open.

The North American Retail Division reported operating income of $126 million in 2014, compared to $8 million in 2013 and $24 million in 2012. The Division’s operating income improvement in 2014 reflects higher gross profit margin from the addition of the OfficeMax banner and improvements in the Office Depot banner, as well as synergy benefits from combining the two companies. Partially offsetting the benefits recognized in operating expenses, the Division recognized amortization of Merger-related intangible assets and higher variable pay compared to 2013. As the integration of the businesses continues, including the phasing in of certain common systems, the identity of Division operating results is becoming less identifiable at the individual banner level and operating trends will be discussed at the Division level in future periods. Division operating income in all periods was negatively affected by the impact our comparable sales volume decline had on gross profit and fixed operating expenses (the “flow through impact”). In 2013, based on sales trends, the Division recorded a $13 million inventory markdown related to product with a short selling cycle. Additionally, higher freight charges were largely offset by lower property costs. Excluding the OfficeMax impact, operating expenses in 2013 decreased from lower payroll and advertising costs, as well as a benefit from settlement of a dispute. Division operating income in 2013 includes the positive contribution from the Merger. Operating expenses in 2012 included higher allocated support costs, partially offset by lower Division payroll and variable pay.

At the end of 2014, we operated 1,745 retail stores in the United States, Puerto Rico and the U.S. Virgin Islands. Store opening and closing activity for the last three years has been as follows:

	Open at Beginning of Period	OfficeMax Merger		Closed	Opened	Open at End of Period
2012	1,131	—		23	4	1,112
2013	1,112	829	(1)	33	4	1,912
2014	1,912	—		168	1	1,745

(1)	Store count as of November 5, 2013.

Based on the current Real Estate Strategy, at least 400 stores in the United States, including the 168 stores closed in 2014, are expected to be closed through 2016. The real estate portfolio optimization plan will be adjusted in future periods as market and competitive conditions change. Implementation of this strategy is expected to result in additional integration charges that will be reflected in Corporate reporting, and not included in the determination of Division income in future periods. Refer to “Corporate and other” discussion below for additional information of expenses incurred to date.

NORTH AMERICAN BUSINESS SOLUTIONS DIVISION

(In millions)	2014	2013	2012
Sales	$6,013	$3,580	$3,215
% change	68%	11%	(1)%

Division operating income	$232	$113	$110
% of sales	4%	3%	3%

Sales in our North American Business Solutions Division increased 68% and 11% in 2014 and 2013, respectively, primarily as a result of the addition of OfficeMax sales of $2,759 million in 2014 and $422 million in 2013. Excluding the sales reported under the OfficeMax banner, sales would have increased 3% in 2014 and decreased 2% in 2013. As the integration of the two companies continues, the delineation of the contribution from the Office Depot and OfficeMax banners is diminishing. Sales reported under the Office Depot banner in 2014 are benefiting from the integration as sales are recorded in the combined entity’s systems and presented under the Office Depot banner.

Compared to the same period in 2013, the 2014 sales under the Office Depot banner increased in the contract and direct channels. Online sales through the direct channel increased during 2014, reflecting efforts to enhance the Internet shopping offering and experience, as well as a result of the Office Depot banner benefit from the launch of a combined website for Office Depot and OfficeMax customers in September 2014 (www.officedepot.com). The increased online sales were partially offset by reduced call center sales. We anticipate this shift in customer shopping preference will continue. Sales in the merged business in Canada have shown declines in the second half of 2014 compared to the first half of 2014, in part reflecting the closing of Grand & Toy stores during the second quarter of 2014. In future periods, Division results may be impacted by changes in foreign currency exchange rates associated with the Canadian business added through the Merger. Sales under the Office Depot banner increased across all categories.

Sales contribution in 2013 from the Office Depot business decreased 2%, reflecting a 2% decline in the contract channel and a slight decline in the direct channel. During 2013, the Company restructured and relocated the focused technology selling effort in the contract channel and anticipated this negative impact on sales. This change is projected to lower future operating costs and have an overall positive impact on future operating income. Additionally, during 2013, the contract channel experienced declines in sales to the federal government customers as they continue to experience budgetary pressures. Sales in the remaining portions of the contract channel were flat in 2013. Increased sales during 2013 to state and local governments and education accounts were offset by declines in sales to large and enterprise-level accounts. Online sales through the direct channel increased during 2013, offset by reduced catalog and call center sales. On a product category basis for the total Division, copy and print, cleaning and breakroom, and furniture sales increased in 2013, while sales in the supplies category decreased.

Division operating income was $232 million in 2014, compared to $113 million in 2013, and $110 million in 2012. Division operating income as a percentage of sales in 2014 increased to 4% compared to 3% in both 2013 and 2012. Gross profit margin decreased reflecting in part the impact of adding OfficeMax contract channel customers with a higher mix of lower margin accounts. The gross profit margin decrease was offset by lower advertising and payroll expense as a percentage of sales across this Division compared to the prior year. These benefits reflect efficiencies of combining the companies. Division operating income in 2013 reflects lower operating expenses, partially offset by legal expenses, relatively constant gross profit margin and a positive contribution from the Merger.

In 2014, the Company closed the 19 Grand & Toy stores in Canada that were added as part of the Merger. Because this decision was after the Merger date, the fair value of assets for these locations recognized in purchase accounting has been written down to the amount recoverable through operations. The impairment charge of $1 million has been reflected in the Asset impairments line in the Consolidated Statement of Operations and as a Corporate charge and is not included in determination of Division operating income. These locations primarily serviced contract and other small business customers and, accordingly, were included in results of the North America Business Solutions Division.

INTERNATIONAL DIVISION

(In millions)	2014	2013	2012
Sales	$3,400	$3,008	$3,023
% change	13%	—%	(10)%

Division operating income	$53	$36	$36
% of sales	2%	1%	1%

Sales in our International Division in U.S. dollars increased 13% in 2014 and remained flat in 2013 when compared to 2012, as a result of the addition of OfficeMax sales of $551 million in 2014 and $93 million in 2013. Excluding the OfficeMax sales, 2014 and 2013 sales would have decreased 2% and 4%, respectively. Excluding the OfficeMax sales, constant currency sales decreased 3% in 2014 and 5% in 2013. Sales under the Office Depot banner in the contract and direct channels decreased in 2014. The contract channel sales decline reflects competitive market pressures, soft economic conditions in Europe, the loss of certain contracts, discontinuation of low margin business, and reduced spend in the public sector across regions. The sales decline in the direct channel over the three years reflects the continued decline in catalog and call center sales, partially offset by online sales increases. The Company anticipates the customer migration to online purchases and away from catalogs and call center sales will continue and has added functional capabilities, improved content and developed more effective marketing to grow the online business. The sales decline in 2013 also results from competitive pressures and soft economic conditions in Europe, as well as the discontinuation of certain less profitable contract accounts. Retail sales were lower in 2013, reflecting the disposition of stores in Hungary in late 2012.

Division operating income totaled $53 million in 2014, compared to $36 million in both 2013 and 2012. Division operating income as a percentage of sales was 2% in 2014 and 1% for both 2013 and 2012. The improvement in Division operating income reflects benefits from lower payroll and advertising, as well as benefits associated to prior restructuring activities under the Office Depot banner. Division operating income in 2013 reflects the negative flow-through impact of lower sales, offset by the favorable impact of operational efficiencies, and the inclusion of a slightly positive OfficeMax contribution in 2013 since the date of the Merger. Operating expenses decreased across the Division in 2013, reflecting benefits from current and prior period restructuring activities.

During 2014, the Division announced a restructuring plan to align the organization from a geographic-focus to a channel-focus. The restructuring plan is intended to provide operational efficiency and allow enhanced customer service and is expected to benefit future Division operating results. Costs associated with restructuring activities, including employee termination benefits, lease obligations and other costs, are reported at the Corporate level and discussed in the “Restructuring and other operating expenses, net” section below.

For U.S. reporting, the International Division’s sales are translated into U.S. dollars at average exchange rates experienced during the year. The Division’s reported sales were positively impacted from changes in foreign currency exchange rates by approximately $35 million and $52 million in 2014 and 2013, respectively. Internally, we analyze our international operations in terms of local currency performance to allow focus on operating trends and results.

International Division store count and activity is summarized below:

	Office Supply Stores
	Open at Beginning of Period	Opened/ Acquired		Closed/ Changed Designation		Open at End of Period
Company-Owned Stores	131	4		12		123
Operated by Joint Ventures	232	16		—		248
Franchise and Licensing Arrangements	183	7		44	(1)	146

Total stores 2012	546	27		56		517

Company-Owned Stores	123	25	(3)	4		144
Operated by Joint Ventures	248	96	(3)	251	(2)	93
Franchise and Licensing Arrangements	146	8		39		115

Total stores 2013	517	129		294		352

Company-Owned Stores	144	7		5		146
Operated by Joint Ventures	93	—		93	(4)	—
Franchise and Licensing Arrangements	115	6		3		118

Total stores 2014	352	13		101		264

(1)	38 of these stores relate to the termination of the Thailand license agreement.

(2)	Includes 249 stores operated by Office Depot de Mexico, which the Company sold its interest in during 2013.

(3)	22 Company–owned stores and 93 stores operated by Grupo OfficeMax.

(4)	Stores operated by Grupo OfficeMax, which the Company sold its interest in the third quarter of 2014.

OTHER

(In millions)	2014	2013
Sales	$155	$40
Other operating income (loss)	$8	$(2)

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

Since the Company controlled the joint venture, the total Grupo OfficeMax results through the date of the sale are included in the Consolidated Statement of Operations, with an apportionment of the period results to the noncontrolling interest based on their ownership percentage. The release of cumulative translation adjustments and transaction fees are included in Merger, restructuring and other operating expenses, net in the Consolidated Statement of Operations.

The Company adopted the new accounting standard on discontinued operations in the second quarter of 2014. While this is a disposal of all of our operations in Mexico, it is not considered to have a major effect on our operations or financial results and, accordingly, it is not presented as discontinued operations.

CORPORATE

The line items in our Consolidated Statements of Operations impacted by these Corporate activities are presented in the table below, followed by a narrative discussion of the significant matters. These activities are managed at the Corporate level and, accordingly, are not included in the determination of Division income for management reporting or external disclosures.

(In millions)	2014	2013	2012
Recovery of purchase price	—	—	(68)
Asset impairments	88	70	139
Merger, restructuring, and other operating expenses, net	403	201	56
Legal accrual	81	—	—

Total charges and credits impact on Operating loss	$572	$271	$127

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

Asset impairments

We recognized asset impairment charges of $88 million, $70 million, and $139 million in 2014, 2013, and 2012, respectively.

Asset impairment charges are comprised as follows:

(In millions)	2014	2013	2012
North America stores	$25	$26	$124
Goodwill	—	44	—
Software implementation project	28	—	—
Software	25	—	—
Intangible assets	10	—	15

Total Asset impairments	$88	$70	$139

Store impairments

As a result of declining sales in recent periods and adoption of our Real Estate Strategy in 2014, the Company has conducted a detailed quarterly store impairment analysis. The analysis includes estimates of store-level sales, gross margins, direct expenses, exercise of future lease renewal options where applicable, and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance.

The 2014 analysis incorporated the probability assessment of which stores will be closed through 2016, as well as projected cash flows through the base lease period for stores identified for ongoing operations. The projections assumed flat sales for one year, decreasing thereafter. Gross margin assumptions have been held constant at current actual levels and operating costs have been assumed to be consistent with recent actual results and planned activities. For the fourth quarter 2014 impairment analysis, identified locations were reduced to estimated fair value of $1 million based on their projected cash flows, discounted at 13% or estimated salvage value of $2 million, as appropriate. The Company continues to capitalize additions to previously-impaired operating stores and tests for subsequent impairment. The 2014 store impairment charge also includes $1 million related to the closure of stores in Canada.

The store impairment analysis for 2013 projected sales declines for several years, then stabilizing. Gross margin and operating cost assumptions were consistent with actual results and planned activities. For the 2013 impairment analysis, identified locations were reduced to estimated fair value of $10 million based on their projected cash flows, discounted at 13% or estimated salvage value of $7 million, as appropriate.

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

The Company will continue to evaluate initiatives to improve performance and lower operating costs. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or in certain circumstances, even if store performance is as anticipated, additional impairment charges may result. However, at the end of 2014, the impairment analysis reflects the Company’s best estimate of future performance.

Software impairments

As part of the integration process during 2014, the Company decided to convert certain websites and other information technology applications to common platforms resulting in $25 million related to the write off of capitalized software. Additionally, the Company abandoned a software project in Europe and recognized impairment of the $28 million capitalized software.

Intangible assets

Following identification of retail stores for closure as part of our Real Estate Strategy, the related favorable lease assets recorded in the Merger were assessed for accelerated amortization or impairment. Considerations included the projected cash flows discussed above, the net book value of operating assets and favorable lease assets and related estimated favorable lease fair value. Impairment of $5 million was recognized during 2014. Additionally, the Company decided to change the profile and expected life of a private brand trade name previously identified as having an indefinite life. The projected cash flow on a relief from royalty measurement over the shortened estimated life resulted in a $5 million impairment charge.

The 2013 goodwill impairment of $44 million was triggered by the sale of our interest in Office Depot de Mexico. The related reporting unit of the International Division included operating subsidiaries in Europe and ownership of the investment in Office Depot de Mexico. A substantial majority of the estimated fair value of the reporting unit over its carrying value related to the joint venture. Following the July 2013 sale of our interest in Office Depot de Mexico and return of cash proceeds to the U.S. parent company, the fair value of the reporting unit with goodwill decreased below its carrying value and goodwill was fully impaired.

The 2012 impairment charge of $15 million related to intangible asset impairment associated with a prior acquisition of operations in Sweden that experienced a downturn in performance and certain operational difficulties.

Merger, restructuring and other operating expenses, net

The table below summarizes the major components of Merger, restructuring and other operating expenses, net.

(In millions)	2014	2013	2012
Merger related expenses
Severance, retention, and relocation	$148	$92	$—
Transaction and integration	124	80	—
Other related expenses	60	8	—

Total Merger related expenses	332	180	—
Restructuring and certain other expenses	71	21	56

Total Merger, restructuring and other operating expenses, net	$403	$201	$56

Merger-related expenses

Expenses in 2014 include severance, employee retention, integration-related professional fees, incremental temporary contract labor, salary and benefits for employees dedicated to Merger activity, travel and relocation costs, non-capitalizable software integration costs, facility closure accruals, gains and losses on asset dispositions, accelerated depreciation, and other direct costs to combine the companies.

Expenses in 2013 include expenses incurred by Office Depot prior to the Merger and are primarily investment banking and professional fees associated with the transaction, including preparation for regulatory filings and shareholder approvals, as well employee retention accruals, direct incremental travel and dedicated personnel costs.

It is expected that significant Merger-related expenses will continue to be incurred in future periods as decisions are made about facility closures, organizational structure and other integration activities in 2015 and 2016.

Restructuring and other operating expenses, net

Restructuring and certain other expenses in 2014 and 2013 primarily relate to international organizational changes and facility closures prior to the European restructuring plan approved in October 2014 to realign the organization from a geographic-focus to a business channel-focus (the European restructuring plan). These charges include severance and other costs for organizational changes intended to promote operational efficiency in future periods, as well as a net benefit from the reversal of cumulative translation account balances following the liquidation of certain subsidiaries.

The Company anticipates incurring incremental expenses associated with the European restructuring plan of approximately $120 million, $112 million of which are cash expenditures. The expected $120 million of charges associated with the restructuring plan consist primarily of approximately $95 million of severance pay and other employee termination benefits and approximately $25 million of costs associated with lease obligations and other costs. Of these total estimated expenses, $37 million has been incurred through December 27, 2014 with the remainder expected to be recognized during 2015.

Restructuring and certain other expenses in 2012 include severance, lease and other restructuring accruals, primarily related to the consolidation and elimination of functions in Europe, as well as Company-wide process improvement initiatives. Additionally, in 2012, the Company recognized $5 million of expense related to the purchase price recovery discussed above.

Refer to Note 2, “Merger, Acquisitions and Dispositions” and Note 3, “Merger, Restructuring, and Other Accruals”, in Notes to the Consolidated Financial Statements for additional information.

Legal Accrual

On June 25, 2014, the Company participated in a non-binding, voluntary mediation in which the Company negotiated a potential settlement to resolve the Sherwin lawsuit. During the second quarter of 2014, the Company recorded an $80 million incremental increase to the legal accrual which included the potential settlement, as well as attorneys’ fees and other related legal matters. On December 19, 2014, Office Depot and the plaintiffs executed a Settlement Agreement to resolve the lawsuit. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay the plaintiffs $68 million to settle the matter (the “Settlement Amount”), as well as $9 million in legal fees, costs, and expenses. In exchange for, and in consideration of, the Company’s agreement to pay the Settlement Amount, the plaintiffs agreed to dismiss their action against the Company with prejudice. In February 2015, the court entered orders approving the settlement and dismissing the case with prejudice. The Settlement Amount was subsequently placed in escrow pursuant to the Settlement Agreement. The funds are to be released from escrow and disbursed in accordance with the terms of the court’s orders.

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

Unallocated costs were $122 million, $89 million, and $74 million in 2014, 2013, and 2012, respectively. The 2014 and 2013 increases are primarily due to the addition of OfficeMax expenses and higher variable pay.

Other Income and Expense

(In millions)	2014	2013	2012
Interest income	$24	$5	$2
Interest expense	(89)	(69)	(69)
Loss on extinguishment of debt	—	—	(12)
Gain on disposition of joint venture	—	382	—
Other income, net	—	14	35

Interest income in 2014 and 2013 includes $21 million and $3 million, respectively, related to OfficeMax Timber Notes, including amortization of the fair value adjustment recorded in purchase accounting. The associated non-recourse debt added $20 million and $3 million of interest expense in 2014 and 2013, respectively, including amortization of the fair value adjustment recorded in purchase accounting. Refer to Note 7, “Timber Notes/Non-Recourse Debt”, in Notes to Consolidated Financial Statements for additional information. Interest expense in 2014 includes a $9 million reversal of previously accrued interest expense on uncertain tax positions following resolution of the related matter. Interest expense in 2013 also reflects the maturity in August 2013 of $150 million of the 6.25% senior notes.

On March 15, 2012, we completed a cash tender offer to purchase up to $250 million aggregate principal amount of 6.25% Senior Notes due 2013. The total consideration for each $1,000.00 note surrendered was $1,050.00. Additionally, tender fees and a proportionate amount of deferred debt issue costs and a deferred cash flow hedge gain were included in the measurement of the $12 million extinguishment costs reported in our Consolidated Statement of Operations for 2012.

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

Other income (expense), net includes gains and losses related to foreign exchange transactions, losses on sales of the Boise Cascade Company stock received by the Company following the Merger, investment results from deferred compensation plans, and prior to the sale in July 2013, our portion of the Office Depot de Mexico joint venture income. Our portion of the joint venture results for the year-to-date 2013 was $13 million compared to $32 million in 2012.

Income Taxes

(In millions)	2014	2013	2012
Income tax expense (benefit)	$12	$147	$2
Effective income tax rate*	(4)%	116%	(2)%

*	Income taxes as a percentage of income (loss) before income taxes.

The 2014 effective tax rate is negative because we recognized tax expense in jurisdictions with pretax income but were precluded from recognizing deferred tax benefits on pretax losses in the U.S. and certain foreign jurisdictions with valuation allowances. In addition, no benefit was recognized for certain non-deductible expenses, including foreign interest expense. The effective tax rate for 2014 also reflects a benefit for our international operations in jurisdictions with statutory tax rates that are lower than the aggregate U.S. federal and state income tax rates, as well as jurisdictions in which we have favorable tax rulings.

The significant 2013 effective tax rate is primarily attributable to $140 million of U.S. and Mexico income tax expense resulting from the sale of our investment in Office Depot de Mexico. The sale of our interest in Grupo OfficeMax during 2014 did not generate a similar gain or income tax expense. The 2013 effective tax rate also includes certain Merger related expenses and the International Division’s goodwill impairment that are not deductible for income tax purposes. For 2012, the effective tax rate includes a $16 million benefit related to the favorable settlement of the U.S. Internal Revenue Service (“IRS”) examination of the 2009 and 2010 tax years and a $22 million benefit related to the pension settlement since it was a non-taxable purchase price adjustment. Both 2013 and 2012 effective tax rates reflect the impact of valuation allowances limiting the recognition of deferred tax assets, as well as the benefit of lower statutory tax rates and favorable rulings in our international operations, as described above for 2014.

Following the recognition of significant valuation allowances in 2009, we have regularly experienced substantial volatility in our effective tax rate in interim periods and across years. Because deferred income tax benefits cannot be recognized in several jurisdictions, changes in the amount, mix and timing of pretax earnings among jurisdictions can have a significant impact on the overall effective tax rate. This interim and full year volatility is likely to continue in future periods until the valuation allowances can be released.

We file a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. The U.S. federal income tax return for 2013 is under concurrent year review. Generally, we are subject to routine examination for years 2008 and forward in our foreign jurisdictions and for years 2009 and forward in our state jurisdictions. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal and state income tax examinations for years before 2010 and 2006, respectively. It is reasonably possible that some audits will close within the next twelve months, which we do not believe would result in a change to our accrued uncertain tax positions.

Refer to Note 9, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional tax discussion.

Preferred Stock Dividends

In accordance with certain OfficeMax Merger-related agreements, which we entered into with the holders of our preferred stock concurrently with the execution of the Merger Agreement, in 2013, we redeemed the preferred stock, with 50 percent redeemed upon shareholder approval in July 2013 and the remaining 50 percent redeemed immediately prior to closing of the Merger in November 2013. The $431 million in cash payments for full redemption of the preferred stock in 2013 included the liquidation preference of $407 million and redemption premium of $24 million measured at 6% of the liquidation preference.

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

At December 27, 2014, we had approximately $1.1 billion in cash and cash equivalents and approximately $1.1 billion available under the Amended Credit Agreement based on the December 2014 borrowing base certificate, for a total liquidity of approximately $2.2 billion. Approximately $309 million of cash and cash equivalents was held outside the United States and could result in additional tax expense if repatriated. Refer to Note 9, “Income Taxes” of the Consolidated Financial Statements for additional information. We consider our resources adequate to satisfy our cash needs for at least the next twelve months.

No amounts were drawn under the Amended Credit Agreement during 2014 and no amounts were outstanding at December 27, 2014. There were letters of credit outstanding under the Amended Credit Agreement at the end of the year totaling $92 million.

The Company had short-term borrowings of $1 million at December 27, 2014 under various local currency credit facilities for international subsidiaries that had an effective interest rate at the end of the year of approximately 5%. The maximum month end balance occurred in March 2014 at approximately $10 million and the maximum monthly average amount occurred in March 2014 at approximately $6 million. The majority of these short-term borrowings represent outstanding balances on uncommitted lines of credit, which do not contain financial covenants.

The Company was in compliance with all applicable financial covenants at December 27, 2014.

In 2014, we have incurred $332 million in expenses associated primarily with the Merger integration activities and $71 million in expenses associated primarily with restructuring actions taken in Europe. Significant Merger and restructuring expenses are expected to continue to be incurred in 2015 and 2016. In 2015, the Company expects capital expenditures to be approximately $250 million, including approximately $100 million related to merger integration.

The Company assumed obligations under the OfficeMax U.S. pension plans. In 2004, the plans were closed to new entrants and the benefits of eligible participants frozen. However, the plans were and continue to be in a net underfunded liability position. The Company makes contributions to the plans in amounts that are within the limits of deductibility under current tax regulations and not less than the minimum required by law. During 2014, the Company contributed $43 million to these plans. The passage of new legislation in the Highway and Transportation Funding Act (HATFA) of 2014 reduced the required contributions to underfunded plans beginning retroactively with the 2013 plan year. The funding relief provided by HATFA will also reduce required contributions to the pension plans for the next several years. The Company now anticipates contributing $9 million and $2 million to these plans in 2015 and 2016, respectively. The amounts funded are presented as Operating activity outflows in the Consolidated Statement of Cash Flows.

We have entered into the Staples Merger Agreement with Staples and have agreed to pay a fee of $185 million to Staples if the Staples Merger Agreement is terminated under any of the following circumstances:

•	the Company’s Board makes a change in recommendation;

•	the Company terminates, at any time prior to obtaining approval of the Staples Acquisition from its stockholders, for the purpose of entering into an agreement for a “superior proposal”; or

•

the Staples Acquisition is not consummated by November 4, 2015 (or, February 4, 2016, if extended as permitted in the Staples Merger Agreement) or the Company’s stockholders fail to adopt the Merger Agreement and to approve the Staples Acquisition, in each case, only if (i) a third party has made an acquisition proposal before the Company’s meeting of stockholders to vote on the Staples Acquisition and (ii) within 12 months of the termination of the Staples Merger Agreement, the Company enters into an alternative transaction.

In addition, whether or not the Staples Acquisition is completed, the uncertainty related to the proposed Staples Acquisition could adversely impact our business through several factors, including, but not limited to: (i) our current clients may experience uncertainty associated with the Staples Acquisition and may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us; (ii) we may face additional challenges in competing for new and renewal business; and (iii) vendors or suppliers may seek to modify or terminate their business relationships with us.

Cash Flows

Cash provided by (used in) operating, investing and financing activities is summarized as follows:

(In millions)	2014	2013	2012
Operating activities	$156	$(107)	$179
Investing activities	(28)	1,028	(30)
Financing activities	15	(640)	(55)

Operating Activities

Cash provided by operating activities was $156 million in 2014 and $179 million in 2012, compared to cash used by operating activities of $107 million in 2013. The 2014 operating cash flows reflect a full year of operations as a combined company compared to the prior year impact of the OfficeMax business only following the Merger date of November 5, 2013. Operating activities reflect outflows related to Merger and integration activities in 2014 and 2013. Cash used in operating activities in 2013 was negatively impacted by the payment of $147 million of income taxes related to the Company’s gain on the disposition of the investment in Office Depot de Mexico. The source of cash from this gain is shown in Investing activities. In 2012, the Company recognized a credit in earnings as the Recovery of purchase price from a 2003 business combination. The cash portion of this recovery is reclassified out of operating activities and reflected as a source of cash in investing activities. However, that cash was required by the original purchase agreement to be contributed to the acquired pension plan. The pension funding during 2012 is presented as a use of cash in operating activities.

Changes in net working capital for 2014 resulted in a $10 million use of cash compared to $77 million in 2013 and $36 million in 2012. The working capital factors in 2014 are largely attributable to timing, including the impact on certain payables of a one day shift in the retail calendar. The change in accounts receivable in 2013 was influenced by the timing of certain vendor arrangements, largely offset by proceeds from an account receivable factoring agreement in France. The increase in inventories in 2013 reflects building above prior year levels for the back to business selling cycle. Inventory balances were lower at the end of 2012 as a result of initiatives to better manage working capital. The working capital changes in 2013 were also impacted by the timing of the Merger, which caused the consolidated cash flows to reflect the changes in the OfficeMax working capital accounts from the Merger date through December 27, 2014. Payment of the legal accrual will result in approximately $80 million use of operating cash in 2015.

The timing of changes in working capital is subject to variability during the year and across years depending on a variety of factors, including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, refer to Note 1, “Summary of Significant Accounting Policies,” of the Consolidated Financial Statements.

The Company expects total Company sales in 2015 to be lower than 2014, primarily due to challenging market trends, its decision to close certain stores, and the negative impact of currency translation.

Investing Activities

Net cash used in investing activities was $28 million in 2014 and $30 million in 2012, compared to cash provided of $1,028 million in 2013. The use of cash is 2014 reflects $123 million of capital expenditures, partially offset by $43 million proceeds from the disposition of Grupo OfficeMax, $43 million proceeds from the sale of Boise Cascade Company common stock, and $12 million proceeds from the disposition of assets and other. The sale of a California distribution center classified as an asset held for sale at December 27, 2014 was finalized in January 2015 and will provide $35 million of investing cash flow in the first quarter of 2015.

The source of cash in 2013 results primarily from $675 million in net proceeds from the disposition of the joint venture Office Depot de Mexico and $460 million in cash acquired from OfficeMax at the Merger date. The cash proceeds from the sale of Office Depot de Mexico provided additional liquidity for the preferred stock retirement, debt maturity and for the needs of the combined Company for Merger-related expenses. A $35 million return of investment in Boise Cascade Holdings also contributed to the source of cash in 2013. Capital expenditures in 2013 were $137 million.

The $30 million net cash used in investing activities in 2012 reflects capital expenditures of $120 million, partially offset by $31 million from a sale lease back and other asset dispositions. Also, as discussed above, $50 million was received in 2012 from a purchase price recovery, as well as a $9 million release of restricted cash related to the same matter.

Financing Activities

Cash provided by financing activities was $15 million in 2014, compared to cash used by financing activities of $640 million in the 2013 and $55 million in 2012. The 2014 source of cash primarily was the net proceeds from exercise of employee share-based transactions. Proceeds from borrowings were $21 million and payments on long- and short-term borrowings were $45 million during 2014.

In 2013, the Company redeemed 50% of its preferred stock in July of 2013 and the remaining 50% in November 2013 with total cash payment of $431 million. The redemption payment of $431 million includes the liquidation preference of $407 million and redemption premium of $24 million, measured at 6% of the liquidation preference. The premium of $24 million is included in the $63 million dividend of preferred stock. Contractual dividends on preferred stock were paid in cash in 2013 and 2011 and paid-in-kind during 2012. Also in 2013, the Company repaid the $150 million of 6.25% senior notes at maturity. Net repayments on long- and short-term borrowings were $21 million in 2013.

During 2012, the Company completed the settlement of a cash tender offer to purchase up to $250 million aggregate principal amount of its outstanding 6.25% senior notes due 2013. The Company also issued $250 million aggregate principal amount of 9.75% senior secured notes due March 15, 2019. The tender activity resulted in a $13 million cash loss on extinguishment of debt. Additionally, new issuance costs and costs to amend a separate borrowing agreement totaled $8 million. Net repayments on long- and short-term borrowings amounted to $35 million in 2012.

Off-Balance Sheet Arrangements

As of December 27, 2014, we lease retail stores and other facilities and equipment under operating lease agreements, which are included in the table below. In addition, Note 17, “Commitments and Contingencies,” of the Consolidated Financial Statements in Part IV — Item 15. “Exhibits and Financial Statement Schedules” of this Annual Report describes certain of our arrangements that contain indemnifications.

Contractual Obligations

The following table summarizes our contractual cash obligations at December 27, 2014, and the effect such obligations are expected to have on liquidity and cash flow in future periods. Some of the figures included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the amounts we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period
(In millions)	Total	2015	2016- 2017	2018- 2019	Thereafter
Contractual Obligations
Recourse debt:
Long-term debt obligations (1)	$744	$42	$98	$317	$287
Short-term borrowings (2)	1	1	—	—	—
Capital lease obligations (3)	293	42	72	59	120
Non-recourse debt (4)	948	40	80	80	748
Operating lease obligations (5)	2,653	697	982	520	454
Purchase obligations (6)	98	46	52	—	—
Pension obligations (7)	119	9	6	6	98

Total contractual cash obligations	$4,856	$877	$1,290	$982	$1,707

(1)	Long-term obligations consist primarily of expected payments (principal and interest) on our $250 million 9.75% Senior Secured Notes and $186 million of revenue bonds at various interest rates.

(2)	Short-term borrowings consist of amounts outstanding under credit facilities for certain of our international subsidiaries.

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

(5)

The operating lease obligations presented reflect future minimum lease payments due under the non-cancelable portions of our leases, as of December 27, 2014. Some of our retail store leases require percentage rentals on sales above specified minimums and contain escalation clauses. The minimum lease payments shown in the table above do not include contingent rental expense and have not been reduced by sublease income of $43 million. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. Our operating lease obligations are described in Note 10, “Leases,” of the Consolidated Financial Statements.

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

If we can unilaterally terminate the agreement simply by providing a certain number of days notice or by paying a termination fee, we have included the amount of the termination fee or the amount that would be paid over the “notice period.” As of December 27, 2014, purchase obligations include marketing services, outsourced accounting services, certain fixed assets and software licenses and service and maintenance contracts for information technology. Contracts that can be unilaterally terminated without a penalty have not been included.

(7)

Pension obligations in the table above represent the estimated, minimum contributions required per Internal Revenue Service funding rules and the Company’s estimated future payments under nonqualified pension and postretirement plans. Actuarially-determined liabilities related to pension and postretirement benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, future compensation costs, healthcare cost trends, benefit payment patterns and other factors. Changes in assumptions related to the measurement of funded status could have a material impact on the amount reported.

Our Consolidated Balance Sheet as of December 27, 2014 includes $621 million classified as Deferred income taxes and other long-term liabilities. Deferred income taxes and other long-term liabilities primarily consist of net long-term deferred income taxes, deferred lease credits, long-term restructuring accruals, certain liabilities under our deferred compensation plans, accruals for uncertain tax positions, and environmental accruals. Certain of these liabilities have been excluded from the above table as either the amounts are fully funded or the timing and/or the amount of any cash payment is uncertain. Refer to Note 3, “Merger, Restructuring, and Other Accruals,” for a discussion of our restructuring accruals and Note 9, “Income Taxes,” of the Consolidated Financial Statements for additional information regarding our deferred tax positions and accruals for uncertain tax positions.

In addition to the above, we have outstanding letters of credit totaling $92 million at December 27, 2014.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies and estimates have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies can be found in Note 1, “Summary of Significant Accounting Policies,” of the Consolidated Financial Statements. We have also identified certain accounting policies and estimates that we consider critical to understanding our business and our results of operations and we have provided below additional information on those policies. No significant changes have been made during 2014 to the methodologies used in preparing the estimates discussed below.

Merger impacts — The integration of two like companies generally is expected to provide benefits from reduction of duplicate functions and greater economies of scale. Such benefits will be reflected as lower operating costs as the integration continues. However, the integration also results in significant costs related to the closure of facilities, severance of employees and incurring incremental costs required to merge the two companies where such costs are not expected to be incurred in periods following the integration. During 2014, the Company recognized $332 million of Merger costs and costs are expected to continue through the integration timeline which is generally expected to be complete by 2016. Also, gains and losses may be recognized from dispositions of Office Depot or OfficeMax properties that are no longer in use following Merger-related facility consolidation and closure. Gains are recognized when realized; losses are recognized when closure or disposition decisions are made. These costs, net of gains, are included in Merger, restructuring and other operating expenses, net in the Consolidated Statements of Operations. Refer to the Long-lived asset impairments, Goodwill and other intangible assets, and Closed store accruals sections below for additional Merger-related impacts. The accounting policies for the recognition of these Merger costs are the same as those the Company follows for other asset impairments, severance accruals, facility closure costs and gains and loss on dispositions. Refer to Note 1, “Summary of Significant Accounting Policies,” of the Consolidated Financial Statements for further discussion of these policies.

Vendor arrangements — Inventory purchases from vendors are generally under arrangements that automatically renew until cancelled with periodic updates or annual negotiated agreements. Many of these arrangements require the vendors to make payments to us or provide credits to be used against purchases if and when certain conditions are met. We refer to these arrangements as “vendor programs.” Vendor programs fall into two broad categories, with some underlying sub-categories. The first category is volume-based rebates. Under those arrangements, our product costs per unit decline as higher volumes of purchases are reached. Current accounting rules provide that companies with a reasonable basis for estimating their full year purchases, and therefore the ultimate rebate level, can use that estimate to value inventory and cost of goods sold throughout the year. We believe our history of purchases with many vendors provides us with a basis for our estimates of purchase volume. If the anticipated volume of purchases is not reached, however, or if we form the belief at any point in the year that it is not likely to be reached, cost of goods sold and the remaining inventory balances are adjusted to reflect that change in our outlook. We review sales projections and related purchases against vendor program estimates at least quarterly and adjust these balances accordingly.

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

Vendor programs are recognized throughout the year based on judgment and estimates and amounts due from vendors are generally settled throughout the year based on purchase volumes. The final amounts due from vendors are generally known soon after year-end. Substantially all vendor program receivables outstanding at the end of the year are settled within the three months immediately following year-end. We believe that our historical collection rates of these receivables provide a sound basis for our estimates of anticipated vendor payments throughout the year. Should the Company change its arrangements to focus more on event-based programs, the timing of programs offered and implemented may result in variability of benefit recognition throughout the year.

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

Long-lived asset impairments — Long-lived assets with identifiable cash flows are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We estimate the fair value of the asset or asset groups using valuation methodologies that typically include estimates of cash flows directly associated with the future use and eventual disposition of the asset or asset groups. If undiscounted cash flows are insufficient to recover the asset, an impairment is measured as the difference between the asset’s estimated fair value (generally, the discounted cash flows or its salvage value) and its carrying value, and any costs of disposition. Factors that could trigger an impairment assessment include a significant change in the extent or manner in which an asset is used or the business climate that could affect the value of the asset, among others. In 2014, the Company abandoned certain capitalized software following information technology decisions. As integration decisions are made, the Company may identify other assets or asset groups for sale or abandonment and incur impairment charges.

Because of the period of declining sales and following identification in 2014 of the Real Estate Strategy, store assets are reviewed quarterly for recoverability of their asset carrying amounts. The analysis uses input from retail store operations and the Company’s accounting and finance personnel that organizationally report to the chief financial officer. These projections are based on management’s estimates of store-level sales, gross margins, direct expenses, and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. If the anticipated cash flows of a store cannot support the carrying value of its assets, the assets are written down to estimated fair value. Store asset impairment charges of $25 million, $26 million and $124 million for 2014, 2013 and 2012, respectively, are included in Asset impairments in the Consolidated Statements of Operations. Based on the fourth quarter 2014 analysis, a 100 basis point decrease in next year sales, combined with a 50 basis point decrease in gross margin, would have increased the impairment charge by $1 million. Further, a 100 basis point decrease in sales for all periods would have increased the impairment charge by an additional $1 million.

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

Goodwill and other intangible assets — The Merger-related purchase price allocation was completed during 2014 and goodwill was allocated to the reporting units. Because of the addition to goodwill, the Company elected to perform its 2014 impairment analysis using a quantitative approach of discounted cash flow analysis supplemented with market comparison data, where available. The estimated fair value of each reporting unit exceeded its carrying value at the test date, which was the first day of the third quarter. The reporting unit of Australia and New Zealand, which was not combined with any existing Office Depot businesses, had an estimated fair value approximately 10% above its carrying value. Goodwill in that reporting unit is $15 million. The estimated fair value of this reporting unit includes projected cash outflows related to certain restructuring activities. Should these restructuring activities not result in the anticipated future period benefits, or if there is a downturn in performance, a potential future goodwill impairment could result. However, the Company believes, based on these projections, that there are no current indicators of impairment in this reporting unit. The estimated fair values of the other reporting units, which were combined with existing Office Depot businesses, were substantially in excess of their carrying values.

Unless conditions suggest an asset’s value may not be recoverable, indefinite-lived intangible assets are tested annually for impairment and definite-lived intangible assets are a reviewed annually to ensure the remaining useful lives are appropriate. A change in the anticipated value of an intangible asset may result in its impairment. During 2014, the Company changed its planned use of a private brand trade name used internationally from an indefinite life to a shorter period and at a lower profile. This change in planned usage resulted in an impairment charge of $5 million.

Other intangible assets include favorable lease assets, trade names and assets associated with customer relationships. The favorable lease assets were established in the Merger for lease rental rates below current market rates for comparable properties and assumed renewal of all available options. The favorable lease asset is being amortized over the same period. Should the Company decide to close the facility prior to the full contemplated term, the recoverability will be subject to then-current fair value of the lease right. During 2014, the Company recognized $5 million of impairment of favorable lease assets because of closure activity. Approximately $12 million, or 50% of the favorable lease asset balance related to stores in the U.S. at December 27, 2014, is associated with 13 locations. The remainder in the U.S. is for lower amounts distributed across many locations. Should the Company close locations in the future, or assumed future sublease rates decline, some amount of the favorable lease asset value may be impaired.

The most significant remaining intangible asset at December 27, 2014 relates to customer relationships in the North America Contract channel. If the Company experiences an unanticipated decline in sales associated with these customers, the remaining useful life will be reassessed and either acceleration of amortization or impairment could result.

Closed store accruals — During 2014, the Company developed the Real Estate Strategy that included closing of approximately 400 retail stores in the United States through 2016. The locations identified for possible closure considered market position, sales trends, remaining lease term, the proximity of other Company locations, likely sales transfer rates and other factors. The specific identity of stores to close will be influenced by real estate and marketplace conditions. At the point of closure, we recognize a liability for the remaining costs related to the property, reduced by an estimate of any sublease income. The calculation of this liability requires us to make assumptions and to apply judgment regarding the remaining term of the lease (including vacancy period), anticipated sublease income, and costs associated with vacating the premises. Lease commitments with no economic benefit to the Company are discounted at the credit-adjusted discount rate at the time of each location closure. With assistance from independent third parties to assess market conditions, we periodically review these judgments and estimates and adjust the liability accordingly. Future fluctuations in the economy and the market demand for commercial properties could result in material changes in this liability. Costs associated with facility closures that are related to Merger and restructuring activities are and, in future periods will be, presented in Merger, restructuring and other operating activities, net in our Consolidated Statements of Operations. Costs

associated with facility closures that are deemed operational are included in Selling, general and administrative expenses.

Pensions and other postretirement benefits — In addition to an existing but closed defined benefit plan in Europe, the Company assumed responsibility for certain OfficeMax noncontributory defined benefit pension plans and retiree medical benefit and life insurance plans. The OfficeMax plans are frozen and do not allow new entrants. At December 27, 2014, the funded status of our existing and assumed OfficeMax defined benefit pension and other postretirement benefit plans was a liability of $196 million. Changes in assumptions related to the measurement of funded status could have a material impact on the amount reported. We are required to calculate our pension expense and liabilities using actuarial assumptions, including mortality assumptions, a discount rate and long-term asset rate of return. For year end 2014 measurement, we updated North America benefit plans’ mortality assumptions based on tables recently-published by Society of Actuaries’ Retirement Plan Experience Committee. We do not anticipate changes to those assumptions in the near future. We base our North America plans’ discount rate assumption on the rates of return for a theoretical portfolio of high-grade corporate bonds (rated AA- or better) with cash flows that generally match our expected benefit payments in future years. The discount rate for the European plan is derived based on long-term UK government fixed income yields, having regard to the proportion of assets in each asset class. We base our long-term asset rate of return assumption on the average rate of earnings expected on invested assets. Based on current market conditions, both the discount rate and the assumed long-term rate of return on plan assets decreased for year end 2014 measurements. Currently, the net impact of these plans is an annual credit to income. However, because of the judgments and estimates included in pension and other benefit valuation, such amount could change in future periods and have a significant impact on our financial position and results of operations. A 50 basis point reduction in the discount rate would increase the 2015 pension expense credit by $2 million. A 50 basis point reduction in the assumed long-term rate of return on plan assets would reduce the 2015 net pension credit by $6 million.

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

SIGNIFICANT TRENDS, DEVELOPMENTS AND UNCERTAINTIES

Competitive Factors — Over the years, we have seen continued development and growth of competitors in all segments of our business. In particular, mass merchandisers and warehouse clubs, as well as grocery and drugstore chains, have increased their assortment of office merchandise. Warehouse clubs have expanded beyond their in-store assortment by adding catalogs and websites from which a much broader assortment of products may be ordered. We also face competition from other office supply stores that compete with us in numerous markets. This competition is likely to result in increased competitive pressures on pricing, product selection and services provided. Many of these retail competitors, including discounters, warehouse clubs, and drug stores and grocery chains, carry a wide assortment of office supply products. Some of them also feature technology products. Many of them may price certain of these offerings lower than we do. This trend towards a proliferation of retailers offering a limited assortment of office products is a potentially serious trend in our industry that could shift purchasing away from office supply specialty retailers and adversely impact our results.

We have seen substantial growth in the number of competitors that offer office products over the Internet, as well as the breadth and depth of their product offerings. In addition to large numbers of smaller Internet providers featuring special price incentives and one-time deals (such as close-outs), we are experiencing strong competitive pressures from large Internet providers such as Amazon.com and Walmart that offer a full assortment of office products through direct sales and, in the case of Amazon.com, acting as a “storefront” for other specialty office product providers.

Additionally, consumers are utilizing more technology and purchasing less paper, ink and toner, physical file storage and general office supplies.

We regularly consider these and other competitive factors when we establish both offensive and defensive aspects of our overall business strategy and operating plans.

Economic Factors — Our customers in the North American Retail Division, the International Division, and many of our customers in the North American Business Solutions Division are predominantly small and home office businesses. Accordingly, spending by these customers is affected by macroeconomic conditions, such as changes in the housing market and commodity costs, credit availability and other factors. The downturn in the global economy experienced in recent years negatively impacted our sales and profits.

Liquidity Factors — Our cash flow from operating activities, available cash and cash equivalents, and access to broad financial markets provide the liquidity we need to operate our business and fund integration and restructuring activities. Together, these sources have been used to fund operating and working capital needs, as well as invest in business expansion through new store openings, capital improvements and acquisitions. We have in place a $1.25 billion asset based credit facility to provide liquidity, subject to availability as specified in the agreement.

MARKET SENSITIVE RISKS AND POSITIONS

We have adopted an enterprise risk management process patterned after the principles set out by the Committee of Sponsoring Organizations (COSO). Management utilizes a common view of exposure identification and risk management. A process is in place for periodic risk reviews and identification of appropriate mitigation strategies.

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

Interest Rate Risk

We are exposed to the impact of interest rate changes on cash, cash equivalents, noncontributory defined benefit pension plans, and debt obligations. The impact on cash and short-term investments held at December 27, 2014 from a hypothetical 10% decrease in interest rates would be a decrease in interest income of less than $1 million.

The following tables provide information about our debt portfolio outstanding as of December 27, 2014 that is sensitive to changes in interest rates. The following table does not include our obligations for pension plans and other postretirement benefits, although market risk also arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. We sponsor U.S. noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees. These plans were acquired in the Merger transaction and have been frozen since 2004. Our active employees and all inactive participants who are covered by these plans are no longer accruing additional benefits. However, the pension plans obligations are still subject to change due to fluctuations in long-term interest rates as well as factors impacting actuarial valuations, such as retirement rates and pension plan participants’ increased life expectancies. In addition to changes in pension plan obligations, the amount of plan assets available to pay benefits, contribution levels and expense are also impacted by the return on the pension plan assets. The pension plan assets include U.S. equities, international equities, global equities and fixed-income securities, the cash flows of which change as equity prices and interest rates vary. The risk is that market movements in equity prices and interest rates could result in assets that are insufficient over time to cover the level of projected obligations. This in turn could result in significant changes in pension expense and funded status, further impacting future required contributions. Management, together with the trustees who act on behalf of the pension plan beneficiaries, assess the level of this risk using reports prepared by independent external actuaries and investment advisors and take action, where appropriate, in terms of setting investment strategy and agreed contribution levels.

	2014			2013
(In millions)	Carrying Value	Fair Value	Risk Sensitivity	Carrying Value	Fair Value	Risk Sensitivity
Financial assets:
Timber notes receivable	$926	$930	$21	$945	$933	$25
Boise investment	—	—	—	46	47	—
Financial liabilities:
Recourse debt:
9.75% Senior Secured Notes, due 2019	250	280	2	250	290	6
7.35% debentures, due 2016	18	18	—	18	19	—
Revenue bonds, due in varying amounts periodically through 2029	186	185	7	186	186	6
American & Foreign Power Company, Inc. 5% debentures, due 2030	14	13	1	13	13	1
Non-recourse debt	$839	$845	$18	$859	$851	$22

The risk sensitivity of fixed rate debt reflects the estimated increase in fair value from a 50 basis point decrease in interest rates, calculated on a discounted cash flow basis. The sensitivity of variable rate debt reflects the possible increase in interest expense during the next period from a 50 basis point change in interest rates prevailing at year-end.

Foreign Exchange Rate Risk

We conduct business through entities in various countries outside the United States where their functional currency is not the U.S. dollar. Our principal international operations are in countries with Euro, British Pound, Canadian Dollar, Australian Dollar, and New Zealand Dollar functional currencies. We continue to assess our exposure to foreign currency fluctuation against the U.S. dollar. As of December 27, 2014, a 10% change in the applicable foreign exchange rates would result in an increase or decrease in our pretax earnings of approximately $5 million.

Although operations generally are conducted in the relevant local currency, we also are subject to foreign exchange transaction exposure when our subsidiaries transact business in a currency other than their own functional currency. This exposure arises primarily from inventory purchases denominated in a foreign currency. At December 27, 2014, there are foreign exchange forward contracts with an aggregate notional amount of $5 million hedging inventory exposures. The highest notional amount outstanding at any point during 2014 was $32 million during the month of May. Also, from time-to-time, we enter into foreign exchange forward transactions to protect against possible changes in exchange rates related to scheduled or anticipated cash movements among our operating entities. At December 27, 2014, foreign exchange forward contracts with an aggregate notional amount of $25 million were in place to hedge these movements.

Generally, we evaluate the performance of our international businesses by focusing on the results of the business in local currency, and not with regard to the translation into U.S. dollars, as the latter is impacted by external factors.

Commodities Risk

We operate a large network of stores and delivery centers around the world. As such, we purchase fuel needed to transport products to our stores and customers as well as pay shipping costs to import products from overseas. We are exposed to potential changes in the underlying commodity costs associated with this transport activity. We enter into economic hedge transactions for a portion of our anticipated fuel consumption in the U.S. These arrangements are marked to market at each reporting period. Some of these arrangements may not be designated as hedges for accounting purposes and changes in value are recognized in current earnings through the Cost of goods sold and occupancy costs line on the Consolidated Statements of Operations. Those that are designated as hedges for accounting purposes are also marked to market at each reporting period, with the change in value deferred in accumulated other comprehensive income until the related fuel is consumed. At December 27, 2014, we had entered into contracts for approximately 15 million gallons of fuel that will be settled monthly through January 2016. Currently, these economic hedging transactions are not considered material. As of December 27, 2014, excluding the impact of any hedge transaction, a 10% change in domestic commodity costs would result in an increase or decrease in our operating profit of approximately $7 million.

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

NEW ACCOUNTING STANDARDS

During 2014, the Company early adopted the new accounting standard related to accounting for discontinued operations. There was no significant impact to the Consolidated Financial Statements. Additionally, during 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard relating to revenue recognition. That standard will be effective in 2017, with retrospective application possible. The Company has not finalized assessing the impact this standard will have on the Consolidated Financial Statements. Refer to Note 1, “Summary of Significant Accounting Policies,” of the Consolidated Financial Statements for further discussion of these new accounting standards.

In addition, the FASB has issued proposed rules relating to leasing transactions that, if passed in their current form, would have a significant impact on our financial statements. Among other things, the proposed standard would create a right of use asset and corresponding liability on the balance sheet measured at the present value of lease payments. Depending on the nature of the asset being leased, the income statement impact would either be similar to current operating lease treatment or current capital lease treatment. The Company continues to monitor developments relating to this project.

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

In evaluating our Internal Control, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 27, 2014.

Our internal control over financial reporting as of December 27, 2014, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report provided below.

Item 9B. Other Information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Office Depot, Inc.

Boca Raton, Florida

We have audited the internal control over financial reporting of Office Depot, Inc. and subsidiaries (the “Company”) as of December 27, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended December 27, 2014 of the Company and our report dated February 24, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

February 24, 2015

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information concerning our executive officers is set forth in Part 1 — Item 1. “Business” of this Annual Report under the caption “Executive Officers of the Registrant.”

Information required by this item with respect to our directors and the nomination process will be contained under the heading “Election of Directors” in the proxy statement for our 2015 Annual Meeting of Shareholders to be filed with the SEC (the “Proxy Statement”) within 120 days after the end of our fiscal year, which information is incorporated by reference in this Annual Report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of February 2015.

OFFICE DEPOT, INC.

By:	/s/ ROLAND C. SMITH
Roland C. Smith
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 24, 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Office Depot, Inc.

Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Office Depot, Inc. and subsidiaries (the “Company”) as of December 27, 2014 and December 28, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 27, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Office Depot, Inc. and subsidiaries as of December 27, 2014 and December 28, 2013, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 27, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 27, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

February 24, 2015

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	2014	2013	2012
Sales	$16,096	$11,242	$10,696
Cost of goods sold and occupancy costs	12,320	8,616	8,160

Gross profit	3,776	2,626	2,536
Selling, general and administrative expenses	3,479	2,560	2,440
Recovery of purchase price	—	—	(68)
Asset impairments	88	70	139
Merger, restructuring, and other operating expenses, net	403	201	56
Legal accrual	81	—	—

Operating loss	(275)	(205)	(31)
Other income (expense):
Interest income	24	5	2
Interest expense	(89)	(69)	(69)
Loss on extinguishment of debt	—	—	(12)
Gain on disposition of joint venture	—	382	—
Other income, net	—	14	35

Income (loss) before income taxes	(340)	127	(75)
Income tax expense	12	147	2

Net loss	(352)	(20)	(77)
Less: Results attributable to the noncontrolling interests	2	—	—

Net loss attributable to Office Depot, Inc.	(354)	(20)	(77)
Preferred stock dividends	—	73	33

Net loss attributable to common stockholders	$(354)	$(93)	$(110)

Basic and diluted loss per share	$(0.66)	$(0.29)	$(0.39)

The accompanying notes to consolidated financial statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	2014	2013	2012
Net loss	$(352)	$(20)	$(77)
Other comprehensive income (loss), net of tax, where applicable:
Foreign currency translation adjustments	(78)	47	23
Amortization of gain on cash flow hedge	—	—	(2)
Change in deferred pension, net of $1 million and $10 million of deferred income taxes in 2014 and 2013, respectively	(87)	12	(3)

Total other comprehensive income (loss), net of tax, where applicable	(165)	59	18

Comprehensive income (loss)	(517)	39	(59)
Comprehensive income attributable to the noncontrolling interest	2	—	—

Comprehensive income (loss) attributable to Office Depot, Inc.	$(519)	$39	$(59)

The accompanying notes to consolidated financial statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares and par value)

	December 27, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,071	$955
Receivables, net	1,264	1,333
Inventories	1,638	1,812
Prepaid expenses and other current assets	245	296

Total current assets	4,218	4,396
Property and equipment, net	963	1,309
Goodwill	391	398
Other intangible assets, net	72	113
Timber notes receivable	926	945
Deferred income taxes	32	35
Other assets	242	281

Total assets	$6,844	$7,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,340	$1,426
Accrued expenses and other current liabilities	1,517	1,463
Income taxes payable	4	4
Short-term borrowings and current maturities of long-term debt	32	29

Total current liabilities	2,893	2,922
Deferred income taxes and other long-term liabilities	621	719
Pension and postretirement obligations, net	196	163
Long-term debt, net of current maturities	674	696
Non-recourse debt	839	859

Total liabilities	5,223	5,359

Commitments and contingencies
Noncontrolling interest in joint venture	—	54

Stockholders’ equity:
Office Depot, Inc. stockholders’ equity:
Common stock — authorized 800,000,000 shares of $.01 par value; issued shares — 551,097,537 in 2014 and 536,629,760 in 2013	6	5
Additional paid-in capital	2,556	2,480
Accumulated other comprehensive income	107	272
Accumulated deficit	(990)	(636)
Treasury stock, at cost — 5,915,268 shares in 2014 and 2013	(58)	(58)

Total Office Depot, Inc. stockholders’ equity	1,621	2,063
Noncontrolling interests	—	1

Total equity	1,621	2,064

Total liabilities and stockholders’ equity	$6,844	$7,477

The accompanying notes to consolidated financial statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	2014	2013	2012

Cash flows from operating activities:
Net loss	$(352)	$(20)	$(77)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	313	209	203
Charges for losses on inventories and receivables	66	59	65
Earnings from equity method investments	—	(14)	(30)
Loss on extinguishment of debt	—	—	13
Recovery of purchase price	—	—	(58)
Pension plan funding associated with recovery of purchase price	—	—	(58)
Asset impairments	88	70	139
Compensation expense for share-based payments	38	38	14
Loss (gain) on disposition of joint ventures	2	(382)	—
Deferred income taxes and deferred tax asset valuation allowances	—	8	1
Loss (gain) on disposition of assets	6	(3)	(2)
Other	5	5	5
Changes in assets and liabilities:
Decrease (increase) in receivables	(3)	(2)	44
Decrease (increase) in inventories	(1)	(34)	53
Net decrease (increase) in prepaid expenses and other assets	14	(2)	—
Net decrease in trade accounts payable, accrued expenses and other current and other long-term liabilities	(20)	(39)	(133)

Total adjustments	508	(87)	256

Net cash provided by (used in) operating activities	156	(107)	179

Cash flows from investing activities:
Capital expenditures	(123)	(137)	(120)
Acquired cash in Merger, net	—	457	—
Proceeds from sale of joint ventures, net	43	675	—
Return of investment in Boise Cascade Holdings, L.L.C.	—	35	—
Proceeds from sale of available for sale securities	43	—	—
Recovery of purchase price	—	—	50
Release of restricted cash	—	—	9
Restricted cash	(3)	(4)	—
Proceeds from disposition of assets and other	12	2	31

Net cash provided by (used in) investing activities	(28)	1,028	(30)

Cash flows from financing activities:
Net proceeds from employee share-based transactions	39	3	2
Payment for noncontrolling interests	—	—	(1)
Loss on extinguishment of debt	—	—	(13)
Debt retirement	—	(150)	(250)
Debt issuance	—	—	250
Debt related fees	—	(1)	(8)
Redemption of redeemable preferred stock	—	(407)	—
Redeemable preferred stock dividends	—	(63)	—
Proceeds from issuance of borrowings	21	23	22
Payments on long- and short-term borrowings	(45)	(45)	(57)

Net cash provided by ( used in) financing activities	15	(640)	(55)

Effect of exchange rate changes on cash and cash equivalents	(27)	3	6
Net increase in cash and cash equivalents	116	284	100
Cash and cash equivalents at beginning of period	955	671	571

Cash and cash equivalents at end of period	$1,071	$955	$671

The accompanying notes to consolidated financial statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share amounts)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Noncontrolling Interest		Total Equity
Balance at December 31, 2011	286,430,567	$3	$1,139	$195	$(539)	$(58)	$		$740
Net loss					(77)				(77)
Other comprehensive income				18					18
Preferred stock dividends			(33)						(33)
Grant of long-term incentive stock	3,608,806								—
Forfeiture of restricted stock	(446,703)								—
Exercise and release of incentive stock (including income tax benefits and withholding)	2,141,357								—
Amortization of long-term incentive stock grants			14						14

Balance at December 29, 2012	291,734,027	$3	$1,120	$213	$(616)	$(58)		$—	$662
Acquisition of noncontrolling interest								1	1
Net loss					(20)				(20)
Other comprehensive income				59					59
Common stock issuance related to OfficeMax merger	239,344,963	2	1,393						1,395
Preferred stock dividends			(73)						(73)
Grant of long-term incentive stock	3,230,565								—
Forfeiture of restricted stock	(762,496)								—
Exercise and release of incentive stock (including income tax benefits and withholding)	3,082,701		2						2
Amortization of long-term incentive stock grants			38						38

Balance at December 28, 2013	536,629,760	$5	$2,480	$272	$(636)	$(58)		$1	$2,064
Decrease in subsidiary shares from noncontrolling interests								(1)	(1)
Net loss					(354)				(354)
Other comprehensive income				(165)					(165)
Forfeiture of restricted stock	(742,823)								—
Exercise and release of incentive stock (including income tax benefits and withholding)	15,210,600	1	38						39
Amortization of long-term incentive stock grants			38						38

Balance at December 27, 2014	551,097,537	$6	$2,556	$107	$(990)	$(58)		$—	$1,621

The accompanying notes to consolidated financial statements are an integral part of these statements.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Office Depot, Inc. (“Office Depot” or the “Company”) is a global supplier of office products and services. On November 5, 2013, the Company merged with OfficeMax Incorporated (“OfficeMax”); refer to Note 2 for additional discussion of this merger (the “Merger”). OfficeMax’s results are included in the Consolidated Statements of Operations and Cash Flows since the Merger date, affecting comparability of amounts in the three years presented. The merged Company currently operates under the Office Depot ® and OfficeMax ® banners and utilizes proprietary company and product brand names.

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

As of December 27, 2014, the Company sold to customers throughout North America, Europe, and Asia/Pacific through three reportable segments (or “Divisions”): North American Retail Division, North American Business Solutions Division and International Division. Following the date of the Merger: (i) the former OfficeMax U.S. Retail business is included in the North American Retail Division; (ii) the former OfficeMax United States and Canada Contract business is included in the North American Business Solutions Division; and (iii) the former OfficeMax businesses in Australia and New Zealand are included in the International Division. Due to the sale of the Company’s interest in Grupo OfficeMax S. de R.L. de C.V. and related entities (together, “Grupo OfficeMax”) in August 2014, the integration of this business into the International Division was suspended in the second quarter of 2014 and the joint venture’s results have been removed from the International Division and reported as Other to align with how this information is presented for management reporting.

Office Depot currently operates through wholly-owned entities and participates in other ventures and alliances. The Company’s corporate headquarters is located in Boca Raton, FL, and the Company’s primary website is www.officedepot.com.

On February 4, 2015, Staples, Inc. (“Staples”) and the Company announced that the companies have entered into a definitive merger agreement (the “Staples Merger Agreement”), under which Staples will acquire all of the outstanding shares of Office Depot and the Company will become a wholly owned subsidiary of Staples (the “Staples Acquisition”). The Company will survive the Staples Merger as a wholly owned subsidiary of Staples. Under the terms of the Staples Merger Agreement, Office Depot shareholders will receive, for each Office Depot share held by such shareholders, $7.25 in cash and 0.2188 of a share in Staples common stock at closing. Each employee share-based award outstanding at the date of the agreement will vest upon the effective date of the Staples Merger. The agreement includes representations, warranties and conditions, including breakup fees payable or receivable under certain conditions if the transaction fails to close. Certain existing debt agreements will require modification prior to closing. The transaction has been approved by both companies’ Board of Directors and the completion of the Staples Merger is subject to customary closing conditions including, among others, the approval of Office Depot shareholders and various regulatory approvals. Refer to the Company’s Form 8-K filed February 4, 2015 for additional information on the transaction.

Basis of Presentation: The consolidated financial statements of Office Depot include the accounts of all wholly owned and, prior to disposition in 2014, financially controlled subsidiaries. Also, variable interest entities formed by OfficeMax in prior periods solely related to the Timber Notes and Non-recourse debt are consolidated because the Company is the primary beneficiary. Refer to Note 7 for additional information. As a result of the Merger, the Company owns 88% of a subsidiary that formerly owned assets in Cuba, which were confiscated by the Cuban

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

government in the 1960’s. Due to various asset restrictions, the fair value of this investment at the Merger date was not determinable and no amounts are included in the consolidated financial statements. All material intercompany transactions have been eliminated in consolidation.

Noncontrolling interests related to the Company’s investment in Grupo OfficeMax S. de R.L. de C.V. (“Grupo OfficeMax”) through its sale in the third quarter of 2014 is presented outside of permanent equity in the Consolidated Balance Sheets because redemption features were not within the Company’s control. Results attributable to noncontrolling interests were insignificant for all periods.

The equity method of accounting is used for investments in which the Company does not control but either shares control equally or has significant influence; the cost method is used when the Company neither shares control nor has significant influence.

Fiscal Year: Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Certain international locations operate on a calendar year basis; however, the reporting difference is not considered significant. All years presented in the Consolidated Financial Statements consisted of 52 weeks.

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

Foreign currency transaction gains or losses are recorded in the Consolidated Statements of Operations in Other income (expense), net or Cost of goods sold and occupancy costs, depending on the nature of the transaction.

Cash and Cash Equivalents: All short-term highly liquid investments with original maturities of three months or less from the date of acquisition are classified as cash equivalents. Amounts in transit from banks for customer credit card and debit card transactions are classified as cash. The banks process the majority of these amounts within two business days.

Amounts not yet presented for payment to zero balance disbursement accounts of $91 million and $118 million at December 27, 2014 and December 28, 2013, respectively, are presented in Trade accounts payable and Accrued expenses and other current liabilities.

Approximately $309 million of Cash and cash equivalents was held outside the United States at December 27, 2014.

Receivables: Trade receivables, net, totaled $812 million and $855 million at December 27, 2014 and December 28, 2013, respectively. An allowance for doubtful accounts has been recorded to reduce receivables to an amount expected to be collectible from customers. The allowance at December 27, 2014 and December 28, 2013 was $18 million and $26 million, respectively.

Exposure to credit risk associated with trade receivables is limited by having a large customer base that extends across many different industries and geographic regions. However, receivables may be adversely affected by an economic slowdown in the United States or internationally. No single customer accounted for more than 10% of total sales or receivables in 2014, 2013 or 2012.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other receivables are $452 million and $478 million at December 27, 2014 and December 28, 2013, respectively, of which $360 million and $319 million, respectively, are amounts due from vendors under purchase rebate, cooperative advertising and various other marketing programs.

The Company sells selected accounts receivables on a non-recourse basis to an unrelated financial institution under a factoring agreement in France. The Company accounts for this transaction as a sale of receivables, removes receivables sold from its financial statements, and records cash proceeds when received by the Company as cash provided by operating activities in the Consolidated Statements of Cash Flows. The financial institution makes available 80% of the face value of the receivables to the Company and retains the remaining 20% as a guarantee until the receipt of the proceeds associated with the factored invoices.

In 2014 and 2013, the Company withdrew $479 million and $443 million, respectively, under the factoring agreement. Receivables sold for which the Company did not obtain cash directly from the financial institution are included in Receivables and amount to $6 million and $10 million as of December 27, 2014 and December 28, 2013, respectively. Retention guarantees of $11 million and $13 million are included in Prepaid expenses and other current assets in the Consolidated Balance Sheets as of December 27, 2014 and December 28, 2013, respectively.

Inventories: Inventories are stated at the lower of cost or market value and are reduced for inventory losses based on estimated obsolescence and the results of physical counts. In-bound freight is included as a cost of inventories. Also, cash discounts and certain vendor allowances that are related to inventory purchases are recorded as a product cost reduction. The weighted average method is used throughout the Company to determine the cost of inventory and the first-in-first-out method is used for inventory held within certain European countries where the Company has operations.

Prepaid Expenses and Other Current Assets: At December 27, 2014 and December 28, 2013, Prepaid expenses and other current assets on the Consolidated Balance Sheets included prepaid expenses of $116 million and $163 million, respectively, relating to short-term advance payments on rent, marketing, services and other matters. Also, refer to Note 9 for information on deferred taxes included in this financial statement caption.

Income Taxes: Income taxes are accounted for under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities attributable to differences between the carrying amounts and the tax bases of assets and liabilities and operating loss and tax credit carryforwards. Valuation allowances are recorded to reduce deferred tax assets to the amount believed to be more likely than not to be realized. The Company recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination. Interest related to income tax exposures is included in interest expense in the Consolidated Statements of Operations. Refer to Note 9 for additional information on income taxes.

Property and Equipment: Property and equipment additions are recorded at cost. Depreciation and amortization is recognized over the estimated useful lives using the straight-line method. The useful lives of depreciable assets are estimated to be 15-30 years for buildings and 3-10 years for furniture, fixtures and equipment. Computer software is amortized over three years for common office applications, five years for larger business applications and seven years for certain enterprise-wide systems. Leasehold improvements are amortized over the shorter of the estimated economic lives of the improvements or the terms of the underlying leases, including renewal options considered reasonably assured. The Company capitalizes certain costs related to internal use software that is expected to benefit future periods. These costs are amortized using the straight-line method over the 3–7 year expected life of the software. Major repairs that extend the useful lives of assets are capitalized and amortized over the estimated use period. Routine maintenance costs are expensed as incurred.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Other Intangible Assets: Goodwill is the excess of the cost of an acquisition over the fair value assigned to net tangible and identifiable intangible assets of the business acquired. The Company reviews goodwill for impairment annually or sooner if indications of possible impairment are identified. The review period for the goodwill associated with the Merger was the first day of the third quarter of 2014. The Company elected to conduct a quantitative assessment of possible goodwill impairment in 2014. In periods that a quantitative test is used, the Company estimates the reporting unit’s fair value using discounted cash flow analysis and market-based evaluations, when available. If the reporting unit’s carrying value exceeds its fair value, an impairment charge is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. This method of estimating fair value requires assumptions, judgments and estimates of future performance. The Company may assess goodwill for possible impairment in future periods by considering qualitative factors, rather than this quantitative test.

Unless conditions warrant earlier action, intangible assets with indefinite lives also are assessed annually for impairment. Following a decision in 2014 to change the use and profile of a trade name, the only previous indefinite live intangible asset was tested for impairment and the adjusted balance will be amortized over the estimated use period. Amortizable intangible assets are periodically reviewed to determine whether events and circumstances warrant a revision to the remaining period of amortization or asset impairment. Certain locations identified for closure resulted in impairment of favorable lease assets recorded as part of the Merger.

Impairment of Long-Lived Assets: Long-lived assets with identifiable cash flows are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company estimates the fair value of the asset or asset groups using valuation methodologies that typically include estimates cash flows directly associated with the future use and eventual disposition of the asset or asset groups. If undiscounted cash flows are insufficient to recover the asset, an impairment is measured as the difference between the asset’s estimated fair value, generally, the discounted cash flows, and its carrying value, net of salvage, and any costs of disposition.

Because of recent operating results and following identification in 2014 of the post-Merger real estate strategy (the “Real Estate Strategy”), retail store long-lived assets are reviewed for impairment indicators quarterly. Impairment is assessed at the individual store level which is the lowest level of identifiable cash flows, and considers the estimated undiscounted cash flows over the asset’s remaining life. If estimated undiscounted cash flows are insufficient to recover the investment, an impairment loss is recognized equal to the difference between the estimated fair value of the asset and its carrying value, net of salvage, and any costs of disposition. The fair value estimate is generally the discounted amount of estimated store-specific cash flows.

Facility Closure and Severance Costs: Store performance is regularly reviewed against expectations and stores not meeting performance requirements may be closed. Additionally, in 2014, the Company completed the Real Estate Strategy review that identified approximately 400 stores for closure through 2016. Refer to Note 3 for additional information.

Costs associated with facility closures, principally accrued lease costs, are recognized when the facility is no longer used in an operating capacity or when a liability has been incurred. Store assets are also reviewed for possible impairment, or reduction of estimated useful lives.

Accruals for facility closure costs are based on the future commitments under contracts, adjusted for assumed sublease benefits and discounted at the Company’s credit-adjusted risk-free rate at the time of closing. Accretion expense is recognized over the life of the contractual payments. Additionally, the Company recognizes charges to terminate existing commitments and charges or credits to adjust remaining closed facility accruals to reflect current expectations. Accretion expense and adjustments to facility closure costs are presented the Consolidated

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statements of Operations in Selling, general and administrative expenses if the related facility was closed as part of ongoing operations or in Merger, restructuring and other operating expenses, net, if the related facility was closed as part of Merger or restructuring activities. Refer to Note 3 for additional information on accrued expenses relating to closed facilities. The short-term and long-term components of this liability are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, on the Consolidated Balance Sheets.

Employee termination costs covered under written and substantive plans are accrued when probable and estimable and consider continuing service requirements, if any. Additionally, one-time employee benefit costs are recognized when the key terms of the arrangements have been communicated to affected employees. Amounts are recognized when communicated or over the remaining service period, based on the terms of the arrangements.

Accrued Expenses: Included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets are accrued payroll-related amounts of $343 million and $319 million at December 27, 2014 and December 28, 2013, respectively.

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

Revenue Recognition: Revenue is recognized at the point of sale for retail transactions and at the time of successful delivery for contract, catalog and Internet sales. Shipping and handling fees are included in Sales with the related costs included in Cost of goods sold and occupancy costs in the Consolidated Statements of Operations. Service revenue is recognized in Sales as the services are rendered. The Company recognizes sales on a gross basis when it is considered the primary obligor in the transaction and on a net basis when it is considered to be acting as an agent. Sales taxes collected are not included in reported Sales. The Company uses judgment in estimating sales returns, considering numerous factors such as historical sales return rates. The Company also records reductions to revenue for customer programs and incentive offerings including special pricing agreements, certain promotions and other volume-based incentives.

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

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Franchise fees, royalty income and the sales of products to franchisees and licensees, which currently are not significant, are included in Sales, while related product costs are included in Cost of goods sold and occupancy costs in the Consolidated Statements of Operations.

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

-	other operating costs incurred relating to selling activities; and

-	closed defined benefit pension and postretirement plans.

Selling, general and administrative expenses are included in the determination of Division operating income to the extent those costs are considered to be directly or closely related to segment activity and through allocation of support costs.

Merger, restructuring, and other operating expenses, net: Merger, restructuring, and other operating expenses, net in the Consolidated Statements of Operations includes amounts related to the Merger, including transaction, integration, employee termination benefits, employee retention, employee relocation, and other related expenses. Transaction and integration activities are primarily integration-related professional fees, incremental labor, travel and relocation costs, non-capitalizable software integration costs, and other direct costs to combine the companies. Other related expenses include accelerated depreciation, lease closure accruals and gains and losses on asset dispositions. This presentation reflects costs incurred by the Company prior to the Merger and costs incurred by the combined entity following the Merger. The impacts of future integration activities such as facility closures, contract terminations, and additional employee-related costs will be reported in this financial statement line item. Integration activities are expected to continue through 2016.

Also, the current and prior period amounts include restructuring-related charges not associated with the Merger. Such expenses include facility closure and functional re-alignment costs, gains and losses associated with business and asset dispositions, and expenses related to certain shareholder matters and process improvement activities. Changes in estimates and accruals related to these restructuring activities are also reflected on this line.

Merger, restructuring, and other operating expenses are not included in the measure of Division operating income. Refer to Note 3 for additional information.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising: Advertising costs are charged either to Selling, general and administrative expenses when incurred or, in the case of direct marketing advertising, capitalized and amortized in proportion to the related revenues over the estimated life of the materials, which range from several months to up to one year.

Advertising expense recognized was $447 million in 2014, $378 million in 2013 and $402 million in 2012. Prepaid advertising costs were $21 million as of December 27, 2014 and $26 million as of December 28, 2013.

Share-Based Compensation: Compensation expense for all share-based awards expected to vest is measured at fair value on the date of grant and recognized on a straight-line basis over the related service period. The Black-Scholes valuation model is used to determine the fair value of stock options. The fair value of restricted stock and restricted stock units, including performance-based awards, is determined based on the Company’s stock price on the date of grant. The Merger-date value of former OfficeMax share-based awards was valued using the Black-Scholes model and apportioned between Merger consideration and unearned compensation to be recognized in expense as earned in future periods based on remaining service periods.

Self-insurance: Office Depot is primarily self-insured for workers’ compensation, auto and general liability and employee medical insurance programs. The Company has stop-loss coverage to limit the exposure arising from these claims. Self-insurance liabilities are based on claims filed and estimates of claims incurred but not reported. These liabilities are not discounted.

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

The Company recognizes the funded status of its defined benefit pension, retiree medical benefit and life insurance plans in the Consolidated Balance Sheets, with changes in the funded status recognized through accumulated other comprehensive income (loss), net of tax, in the year in which the changes occur. Actuarially-determined liabilities related to pension and postretirement benefits are recorded based on estimates and assumptions. Factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, healthcare cost trends, benefit payment patterns and other factors. The Company also updates periodically its assumptions about employee retirement factors, mortality, and turnover. Refer to Note 14 for additional details.

Environmental and Asbestos Matters: Environmental and asbestos liabilities relate to acquired legacy paper and forest products businesses and timberland assets. The Company accrues for losses associated with these obligations when probable and reasonably estimable. These liabilities are not discounted. A receivable for insurance recoveries is recorded when probable.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisitions: The Company applies the acquisition method of accounting for acquisitions, including mergers where the Company is considered the accounting acquirer. As such, the total consideration is allocated to the fair value of assets acquired and liabilities assumed at the point the Company obtains control of the entity. Refer to Note 2 for additional information.

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

The expected term of a lease is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any option or renewal periods management believes are probable of exercise. This expected term is used in the determination of whether a lease is capital or operating and in the calculation of straight-line rent expense. Rent abatements and escalations are considered in the calculation of minimum lease payments in the Company’s capital lease tests and in determining straight-line rent expense for operating leases. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. When required under lease agreements, estimated costs to return facilities to original condition are accrued over the lease period.

Derivative Instruments and Hedging Activities: The Company records all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivative instruments are recorded in current income or deferred in accumulated other comprehensive income, depending on whether a derivative is designated as, and is effective as, a hedge and on the type of hedging transaction. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income until the underlying hedged transactions are recognized in earnings, at which time any deferred hedging gains or losses are also recorded in earnings. If a derivative instrument is designated as a fair value hedge, changes in the fair value of the instrument are reported in current earnings and offset the change in fair value of the hedged assets, liabilities or firm commitments. Historically, the Company has not entered into transactions to hedge its net investment in foreign operations but may in future periods. At December 27, 2014 the fair value of derivative instruments were not considered material and the Company had no material hedge transactions in 2014, 2013 or 2012.

New Accounting Standards: In April 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update that changes the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that has (or will have) a major effect on an entity’s operations and financial results will be presented as discontinued operations. The standard also removed continuing cash flows and significant continuing involvement as considerations in determining if a disposal should be presented as discontinued operations. The standard is to be applied prospectively and is effective for public entities beginning in annual periods after December 15, 2014, with early adoption allowed. The Company elected to adopt this standard early, which had no significant impact in the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued an accounting standards update that will supersede most current revenue recognition guidance and modify the accounting for certain costs associated with revenue generation. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a number of steps to apply to achieve that principle. The standard is effective for the Company’s first quarter of 2017. Early adoption is not permitted. Implementation may be either through retrospective application to each period from the first quarter of 2015 or

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with a cumulative effect adjustment upon adoption in 2017. Additional disclosures will also be required under the new standard. The Company is assessing what impacts this new standard will have on its Consolidated Financial Statements.

NOTE 2. MERGER AND DISPOSITIONS

Merger

On November 5, 2013, the Company completed its previously announced merger of equals transaction with OfficeMax. In connection with the Merger, each former share of OfficeMax common stock, par value $2.50 per share, issued and outstanding immediately prior to the effective time of the Merger was converted to 2.69 shares of Office Depot common stock. The Company issued approximately 240 million shares of Office Depot, Inc. common stock to former holders of OfficeMax common stock, representing approximately 45% of the approximately 530 million total shares of Company common stock outstanding on the Merger date. Additionally, OfficeMax employee stock options and restricted stock were converted into mirror awards exercisable or earned in Office Depot, Inc. common stock. The value of these awards was apportioned between total Merger consideration and unearned compensation and is being recognized over the remaining original vesting periods of the awards.

Office Depot was determined to be the accounting acquirer. In this all-stock transaction only Office Depot common stock was transferred, the Office Depot shareholders received approximately 55% of the voting interest of the combined company and other factors were equally shared between the two former companies, including representation on the combined entity’s Board of Directors, or were further indicators of the Company being the accounting acquirer.

Like Office Depot, OfficeMax is a leader in both business-to-business and retail office products distribution. OfficeMax had operations in the U.S., Canada, Mexico, Australia, New Zealand, the U.S. Virgin Islands and Puerto Rico. The Merger was intended to create a more efficient global provider of these products and services that is better able to compete in a changing office supply industry. OfficeMax’s results since the Merger date are included in the Consolidated Statement of Operations. The merged business contributed sales of $939 million and a Net loss of $39 million in 2013.

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

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the allocation of the consideration to the assets and liabilities at November 5, 2013, as adjusted through the measurement period.

(In millions)
Cash and cash equivalents	$460
Receivables	521
Inventories	766
Prepaid expenses and other current assets	106
Property and equipment	521
Favorable leases	44
Definite-lived intangible assets, primarily customer relationships and trade names	57
Investment in Boise Cascade Holdings	80
Timber notes receivable	948
Other noncurrent assets	51
Accounts payable	(527)
Other current liabilities (a)	(471)
Unfavorable leases	(54)
Non-recourse debt	(863)
Recourse debt	(228)
Pension and other postretirement obligations	(180)
Deferred income taxes and other long-term liabilities and Noncontrolling interest	(230)

Total identifiable net assets	1,001
Goodwill (b)	394

Total	$1,395

(a)	Includes accrued expenses and other current liabilities and income taxes payable

(b)	Includes $24 million of goodwill allocated to Grupo OfficeMax that was sold in 2014

Receivables are recorded at fair value which represents the amount expected to be collected. Contractual amounts are higher by $14 million. Receivables include trade receivables of approximately $343 million and vendor and other receivables of $178 million.

The goodwill attributable to the Merger will not be amortizable or deductible for tax purposes. Goodwill is considered to represent the value associated with the workforce and synergies the two companies anticipate realizing as a combined company. Refer to Note 5 for further details on goodwill allocation to the reporting units.

Noncontrolling interest relating to the joint venture in Mexico was valued, using the same fair value measurement methodologies applied to all assets acquired and liabilities assumed in the Merger and a fair value estimate based on market multiples. The disposition of the joint venture in 2014 resulted in no gain or loss other than transaction costs and foreign currency impacts.

Merger and integration costs are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. Transaction-related expenses are included in the Merger, restructuring, and other operating expenses, net line in the Consolidated Statements of Operations. Refer to Note 3 for additional information about the costs incurred and Note 9 for discussion of the income tax impacts of the Merger.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dispositions

Grupo OfficeMax

In August 2014, the Company completed the sale of its 51% capital stock interest in Grupo OfficeMax, the former OfficeMax business in Mexico, to its joint venture partner for net cash proceeds of approximately $43 million. The loss associated with the disposed business amounted to approximately $2 million, which resulted primarily from the release of the net foreign currency remeasurement differences from investment to the disposition date recorded in other comprehensive income (cumulative translation adjustment) and fees incurred to complete the transaction. The loss on disposition is included in Merger, restructuring, and other operating expenses, net in the Consolidated Statements of Operations. This disposition will not have a major effect on the Company’s operations and financial results, therefore, the transaction does not meet the discontinued operations criteria under the recently issued and early adopted accounting standards disclosed in Note 1.

The amounts included in the 2014 Consolidated Statements of Operations for this business through the date of sale are as follows:

(In millions)
Sales	$155
Income before income taxes	6
Income attributable to Office Depot, before income taxes	4

Office Depot de Mexico

In the third quarter of 2013, the Company sold its 50 percent investment in Office Depot de Mexico, S.A. de C.V. (“Office Depot de Mexico”) to its joint venture partner, Grupo Gigante, S.A.B. de C.V. (“Grupo Gigante”). The transaction generated cash proceeds of the Mexican Peso amount of 8,777 million in cash (approximately $680 million at then-current exchange rates). A pretax gain of $382 million was recognized in 2013 as Gain on the disposition of joint venture in Other income (expense) in the Consolidated Statement of Operations. The gain is net of third party fees, as well as recognition of $39 million of cumulative translation losses released from Other comprehensive income because the subsidiary holding the joint venture investment was substantially liquidated following the disposition. The investment in this joint venture was accounted for under the equity method of accounting; accordingly, the disposition is not reflected as discontinued operations. Refer to Note 6 for additional information on this former joint venture. The disposition of this asset from the International Division and return of sale proceeds to the Company’s U.S. parent resulted in the fair value of the related reporting unit falling below its carrying value. Refer to Notes 5 and 9 for further information on the goodwill impairment recorded in 2013 and income tax impacts of the sale, respectively.

NOTE 3. MERGER, RESTRUCTURING, AND OTHER ACCRUALS

In recent years, the Company has taken actions to adapt to changing and competitive conditions. These actions include closing facilities, consolidating functional activities, eliminating redundant positions, disposing of businesses and assets, and taking actions to improve process efficiencies. Additionally, in 2013, the Merger was completed and integration activities similar to the actions described above began. The Company assumed certain restructuring liabilities previously recorded by OfficeMax.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Merger, restructuring, and other operating expenses, net

The Company presents Merger, restructuring and other operating expenses, net on a separate line in the Consolidated Statements of Operations to identify these activities apart from the expenses incurred to sell to and service its customers. These expenses are not included in the determination of Division operating income. The table below summarizes the major components of Merger, restructuring and other operating expenses, net.

(In millions)	2014	2013	2012
Merger related expenses
Severance, retention, and relocation	$148	$92	$—
Transaction and integration	124	80	—
Other related expenses	60	8	—

Total Merger related expenses	332	180	—
Restructuring and certain other expenses	71	21	56

Total Merger, restructuring and other operating expenses, net	$403	$201	$56

Severance, retention, and relocation includes expenses incurred by Office Depot in 2013 and by the combined companies since the date of the Merger though December 27, 2014, and reflects integration throughout the staff functions. Since the second quarter of 2014, the Real Estate Strategy has been sufficiently developed to provide a basis for estimating termination benefits for certain retail and supply chain closures that are expected to extend through 2016. Such benefits are being accrued through the anticipated employee full eligibility date. Because the specific identity of retail locations to be closed is subject to change as the Real Estate Strategy evolves, the Company applied a probability method to estimating the store closure severance accrual. The calculation considers factors such as the expected timing of store closures, terms of existing severance plans, expected employee turnover and attrition. As the integration evolves and additional decisions about the identity and timing of closures are made, more current information will be available and assumptions used in estimating the termination benefits accrual may change.

Transaction and integration expenses in 2014 include integration-related professional fees, incremental temporary contract labor, salary and benefits for employees dedicated to Merger activity, travel costs, non-capitalizable software integration costs, and other direct costs to combine the companies. Expenses in 2013 primarily relate to legal, accounting, and pre-merger integration activities incurred by Office Depot. Such costs are being recognized as incurred.

Other merger related expenses primarily relate to facility closure accruals, gains and losses on asset dispositions, and accelerated depreciation. Facility closure expenses in 2014 include amounts incurred by the Company to close 168 retail stores in the United States as part of the Real Estate Strategy. An additional 232 retail stores are expected to be closed through 2016. The specific sites to close over this period may be influenced by real estate and other market conditions and, therefore, a reasonable estimate of future facility closure accruals cannot be made at this time.

Restructuring and certain other expenses in 2014 and 2013 primarily relate to international organizational changes and facility closures prior to the European restructuring plan approved in October 2014 to realign the organization from a geographic-focus to a business channel-focus (the European restructuring plan). The 2012 amounts include restructuring activities taken in North America as well as Europe and include severance accruals, facility closure, and associated other costs.

The Company anticipates incurring incremental expenses associated with the European restructuring plan of approximately $120 million, $112 million of which are cash expenditures. The expected $120 million of charges

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

associated with the restructuring plan consist primarily of approximately $95 million of severance pay and other employee termination benefits, and approximately $25 million associated with lease obligations and other costs. Of these total estimated expenses, $37 million has been incurred through December 27, 2014.

Merger-related asset impairments are not included in the table above. Refer to Note 16 for further information.

Merger and restructuring accruals

The activity in the merger and restructuring accruals in 2014 and 2013 is presented in the table below. Of the total $403 million and $201 million Merger, restructuring and other expenses incurred in 2014 and 2013, respectively, $266 million and $98 million are related to merger or restructuring liabilities and are included as Charges incurred in the table below.

(In millions)	Beginning Balance	Charges Incurred	OfficeMax Merger Additions	Cash Payments	Currency, Lease Accretion, and Other Adjustments	Ending Balance
2014
Termination benefits
Merger-related accruals	$23	$99	$—	$(91)	$—	$31
European restructuring plan	—	26	—	—	—	26
Other restructuring accruals	5	23	—	(21)	1	8
Acquired entity accruals	4	—	—	(2)	(2)	—

	32	148	—	(114)	(1)	65

Lease and contract obligations, accruals for facilities closures and other costs
Merger-related accruals	25	111	—	(65)	—	71
European restructuring plan	—	2	—	(2)	—	—
Other restructuring accruals	62	5	—	(33)	1	35
Acquired entity accruals	59	—	—	(25)	2	36

	146	118	—	(125)	3	142

Total	$178	$266	$—	$(239)	$2	$207

2013
Termination benefits
Merger-related accruals	$—	$29	$—	$(6)	$—	$23
Other restructuring accruals	6	23	—	(24)	—	5
Acquired entity accruals	—	1	4	(1)	—	4

	6	53	4	(31)	—	32

Lease and contract obligations, accruals for facilities closures and other costs
Merger-related accruals	—	42	22	(39)	—	25
Other restructuring accruals	87	1	—	(34)	8	62
Acquired entity accruals	—	2	63	(6)	—	59

	87	45	85	(79)	8	146

Total	$93	$98	$89	$(110)	$8	$178

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The remaining $137 million and $103 million in 2014 and 2013, respectively, are excluded from the table above because these items are expensed as incurred, non-cash, or otherwise not associated with the merger and restructuring balance sheet accounts. The $137 million incurred in 2014 is comprised of $124 million merger transaction and integration expenses, $9 million European restructuring transaction and integration expenses, $5 million employee non-cash equity compensation expenses, and $1 million net credit associated primarily to fixed assets and rent related items. The $103 million incurred in 2013 is comprised of $80 million merger transaction and integration expenses, $20 million employee non-cash equity compensation expenses, and a net $3 million of other expenses.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of:

(In millions)	December 27, 2014	December 28, 2013
Land	$88	$101
Buildings	431	469
Leasehold improvements	745	780
Furniture, fixtures and equipment	1,480	1,605

	2,744	2,955
Less accumulated depreciation	(1,781)	(1,646)

Total	$963	$1,309

The above table of property and equipment includes assets held under capital leases as follows:

(In thousands)	December 27, 2014	December 28, 2013
Buildings	$204	$228
Furniture, fixtures and equipment	74	65

	278	293
Less accumulated depreciation	(124)	(127)

Total	$154	$166

Depreciation expense was $210 million in 2014, $149 million in 2013, and $152 million in 2012.

Included in furniture, fixtures and equipment above are capitalized software costs of $558 million and $531 million at December 27, 2014 and December 28, 2013, respectively. The unamortized amounts of the capitalized software costs are $148 million and $236 million at December 27, 2014 and December 28, 2013, respectively. Amortization of capitalized software costs totaled $86 million, $56 million and $46 million in 2014, 2013 and 2012, respectively. Software development costs that do not meet the criteria for capitalization are expensed as incurred.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated future amortization expense related to capitalized software at December 27, 2014 is as follows:

(In millions)
2015	$74
2016	42
2017	19
2018	9
2019	4
Thereafter	—

The weighted average remaining amortization period for capitalized software is 2.8 years.

Other assets held for sale

Certain facilities identified for closure through integration and other activities have been accounted for as assets held for sale. As of December 27, 2014, these assets amount to $31 million and are presented in Prepaid expenses and other current assets in the Consolidated Balance Sheet. Any gain on these dispositions, which are expected to be completed within one year, will be recognized at the Corporate level and included when realized in Merger, restructuring and other operating expenses, net in the Consolidated Statement of Operations.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The components of goodwill by segment are provided in the following table:

(In millions)	North American Retail Division	North American Business Solutions Division	International Division	Corporate	Total
Goodwill	$2	$368	$909	—	$1,279
Accumulated impairment losses	(2)	(349)	(863)	—	(1,214)
Foreign currency rate impact	—	—	(1)	—	(1)

Balance as of December 29, 2012	$—	$19	$45	—	$64

Impairment loss	—	—	(44)	—	(44)
Additions	—	2	—	377	379
Foreign currency rate impact	—	—	(1)	—	(1)

Balance as of December 28, 2013	$—	$21	$—	377	$398

Measurement period fair value adjustments	—	—	—	17	17
Sale of Grupo OfficeMax	—	—	—	(24)	(24)
Allocation to reporting units	78	277	15	(370)	—

Balance as of December 27, 2014	$78	$298	$15	—	$391

Goodwill additions included in Corporate in 2013 relate to the Merger. The allocation of the Merger consideration to the reporting units was completed in the third quarter of 2014. As the Company finalized the purchase price allocation in 2014, certain preliminary values were adjusted as additional information became available. Initial amounts allocated to certain property and equipment accounts decreased by $16 million and tax

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

account adjustments were $1 million. Goodwill of $24 million was allocated to the Grupo OfficeMax business and was removed following the August 2014 sale of that business.

As a result of the disposition of its investment in Office Depot de Mexico and the associated return of cash to the U.S. parent, in the third quarter of 2013, the carrying value of the related reporting unit exceeded its fair value. Because the investment was accounted for under the equity method, no goodwill was allocated to the gain on disposition of joint venture calculation. However, concurrent with the sale and gain recognition, a goodwill impairment charge of $44 million was recognized and is reported on the Asset impairments line in the Consolidated Statements of Operations. Refer to Note 16 for additional discussion of goodwill valuation considerations and annual impairment testing.

Intangible Assets

Definite-lived intangible assets are reviewed periodically to determine whether events and circumstances indicate the carrying amount may not be recoverable or the remaining period of amortization should be revised. In connection with implementing the Real Estate Strategy in 2014, the Company recognized impairment charges associated with favorable leases related to identified closing locations totaling $5 million. In 2012, the Company re-evaluated the remaining balances of certain amortizing intangible assets associated with a 2011 acquisition in Sweden. An impairment charge of $14 million was recognized. These impairment charges are presented in Asset impairments in the Consolidated Statements of Operations. Refer to Note 16 for additional information on fair value measurement and Real Estate Strategy.

During 2014, the Company reassessed its use of a private brand trade name used internationally that previously had been assigned an indefinite life. The expected change in profile and life of this brand, along with assigning an estimated life of three years, resulted in an impairment charge of $5 million which is reported in Asset impairments in the Consolidated Statement of Operations. At December 28, 2013, the carrying value of this indefinite-lived intangible asset was $6 million.

Definite-lived intangible assets, which are included in Other intangible assets in the Consolidated Balance Sheets, are as follows:

	December 27, 2014
(In millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$77	$(37)	$40
Favorable leases	36	(8)	28
Trade names	9	(5)	4

Total	$122	$(50)	$72

	December 28, 2013
(In millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$74	$(20)	$54
Favorable leases	44	—	44
Trade names	10	(1)	9

Total	$128	$(21)	$107

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Definite-lived intangible assets generally are amortized using the straight-line method. The pattern of benefit associated with one customer relationship asset recognized as part of the Merger warranted a three-year accelerated declining balance method. Favorable leases are amortized using the straight-line method over the lives of the individual leases, including option renewals anticipated in the original valuation. The remaining weighted average amortization periods for customer relationships, favorable leases and trade names are 6 years, 15 years, and 1 year, respectively.

Amortization of customer relationships and trade names was $18 million in 2014, $4 million in 2013, and $5 million in 2012. Intangible assets amortization expenses are included in the Consolidated Statements of Operations in Selling, general and administrative expenses. Amortization of favorable leases is included in rent expense. Refer to Note 10 for further detail.

Estimated future amortization expense for the intangible assets is as follows:

(In millions)
2015	$17
2016	12
2017	7
2018	6
2019	5
Thereafter	25

Total	$72

NOTE 6. INVESTMENTS

Unconsolidated Joint Ventures

From 1994 through the third quarter of 2013, the Company participated in a joint venture that sold office products and services in Mexico and Central and South America, and accounted for this investment under the equity method. In the third quarter of 2013, the Company sold its 50 percent investment in Office Depot de Mexico to Grupo Gigante, the joint venture partner. Refer to Note 2 for further details on the disposition. For periods prior to the sale, the Company’s proportionate share of Office Depot de Mexico’s net income is presented in Other income (expense), net in the Consolidated Statements of Operations and totaled $13 million through the date of sale in 2013 and $32 million in 2012.

Boise Cascade Holdings, LLC

As part of the Merger, the Company acquired an investment of approximately 20% of the voting equity securities (“Common Units”) of Boise Cascade Holdings, L.L.C. (“Boise Cascade Holdings”), a building products company that originated in connection with the OfficeMax sale of its paper, forest products and timberland assets in 2004. Through the end of 2013, Boise Cascade Holdings owned common stock of Boise Cascade Company (“Boise Cascade”), a publicly traded entity, which gave the Company the indirect ownership interest of approximately 4% of the shares of Boise Cascade. During the first quarter of 2014, Boise Cascade Holdings distributed to its shareholders all of the Boise Cascade common stock it held. The Company received 1.6 million shares in this distribution, which the Company fully disposed of in open market transactions through the end of the second quarter of 2014 for total cash proceeds of $43 million. During the third quarter of 2014, the Company received an additional $1 million of cash in conjunction with the dissolution of Boise Cascade Holdings.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Through the date of disposition, the investment in Boise Cascade Holdings was accounted for under the cost method because the Company did not have the ability to significantly influence the entity’s operating and financial policies. The investment was recorded at fair value on the date of the Merger. At December 28, 2013, the investment of $46 million is included in Other assets in the Consolidated Balance Sheet. Refer to Note 16 for additional fair value information.

Additionally, in November 2013, the Company received a $35 million cash distribution as part of a distribution that Boise Cascade Holdings made to the holders of its Common Units following an offering of common shares of Boise Cascade Company. This distribution is considered return of investment and is presented as an investing activity in the Consolidated Statements of Cash Flows.

NOTE 7. TIMBER NOTES/NON-RECOURSE DEBT

As part of the Merger, the Company also acquired credit-enhanced timber installment notes with an original principal balance of $818 million (the “Installment Notes”) that were part of the consideration received in exchange for OfficeMax’s sale of timberland assets in October 2004. The Installment Notes were issued by a single-member limited liability company formed by affiliates of Boise Cascade, L.L.C. (the “Note Issuers”). The Installment Notes are non-amortizing obligations bearing interest at 4.98% and maturing in 2020. In order to support the issuance of the Installment Notes, the Note Issuers transferred a total of $818 million in cash to Wells Fargo & Company (“Wells Fargo”) (which at the time was Wachovia Corporation). Wells Fargo issued a collateral note (the “Collateral Note”) to the Note Issuers. Concurrently with the issuance of the Installment Notes and the Collateral Note, Wells Fargo guaranteed the respective Installment Notes and the Note Issuers pledged the Collateral Note as security for the performance of the obligations under the Installment Notes. As all amounts due on the Installment Notes are current and the Company has no reason to believe that the Company will not be able to collect all amounts due according to the contractual terms of the Installment Notes, the Installment Notes are reported as Timber Notes in the Consolidated Balance Sheets in the amount of $926 million and $945 million at December 27, 2014 and December 28, 2013, respectively, which represents the original principal amount of $818 million plus a fair value adjustment recorded through purchase accounting in connection with the Merger. The premium is amortized under the effective interest method as a component of interest income through the maturity date.

Also as part of the Merger, the Company acquired non-recourse debt that OfficeMax issued under the structure of the timber note transactions. In December 2004, the interests in the Installment Notes and related guarantee were transferred to wholly-owned bankruptcy remote subsidiaries in a securitization transaction. The subsidiaries pledged the Installment Notes and related guarantee and issued for cash securitized notes (the “Securitization Notes”) in the amount of $735 million supported by the Wells Fargo guaranty. Recourse on the Securitization Notes is limited to the proceeds of the applicable pledged Installment Notes and underlying Wells Fargo guaranty, and therefore there is no recourse against the Company. The Securitization Notes are non-amortizing and pay interest of 5.42% through maturity in 2019. The Securitization Notes are reported as Non-recourse debt in the Company’s Consolidated Balance Sheets in the amount of $839 million and $859 million at December 27, 2014 and December 28, 2013, respectively, which represents the original principal amount of $735 million plus a fair value adjustment recorded through purchase accounting in connection with the Merger. The premium is amortized under the effective interest method as a component of interest expense through the maturity date. Refer to Note 8 for additional information.

The Installment Notes and related Securitization Notes are scheduled to mature in 2020 and 2019, respectively. The Securitization Notes have an initial term that is approximately three months shorter than the Installment Notes.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The sale of the timberlands in 2004 generated a tax gain for OfficeMax and a related deferred tax liability was recognized. The timber installment notes structure allowed the deferral of the resulting tax liability until 2020, the maturity date for the Installment Notes. At December 27, 2014, there is a deferred tax liability of $251 million related to the Installment Notes that will reverse upon maturity.

NOTE 8. DEBT

Debt consists of the following:

(In millions)	December 27, 2014	December 28, 2013
Recourse debt:
Short-term borrowings and current maturities of long-term debt:
Short-term borrowings	$1	$3
Capital lease obligations	29	23
Other current maturities of long-term debt	2	3

Total	$32	$29

Long-term debt, net of current maturities:
Senior Secured Notes, due 2019	$250	$250
7.35% debentures, due 2016	18	18
Revenue bonds, due in varying amounts periodically through 2029	186	186
American & Foreign Power Company, Inc. 5% debentures, due 2030	14	13
Grupo OfficeMax loans	—	4
Capital lease obligations	192	207
Other	14	18

Total	$674	$696

Non-recourse debt:
5.42% Securitization Notes, due 2019 — Refer to Note 7	$735	$735
Unamortized premium	104	124

Total	$839	$859

The Company was in compliance with all applicable financial covenants of existing loan agreements at December 27, 2014.

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

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

At December 27, 2014, the Company had approximately $1.1 billion of available credit under the Facility based on the December 2014 Borrowing Base certificate. At December 27, 2014, no amounts were outstanding under the Facility. Letters of credit outstanding under the Facility totaled $92 million. There were no borrowings under the Facility during 2014.

Senior Secured Notes

On March 14, 2012, the Company issued $250 million aggregate principal amount of its 9.75% Senior Secured Notes due March 15, 2019 (“Senior Secured Notes”) with interest payable in cash semiannually in arrears on March 15 and September 15 of each year. The Senior Secured Notes are fully and unconditionally guaranteed on

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a senior secured basis by each of the Company’s existing and future domestic subsidiaries that guarantee the Amended Credit Agreement. The Senior Secured Notes are secured on a first-priority basis by a lien on substantially all of the Company’s domestic subsidiaries’ present and future assets, other than assets that secure the Amended Credit Agreement, and certain of their present and future equity interests in foreign subsidiaries. The Senior Secured Notes are secured on a second-priority basis by a lien on the Company and its domestic subsidiaries’ assets that secure the Amended Credit Agreement. The Senior Secured Notes were issued pursuant to an indenture, dated as of March 14, 2012, among the Company, the domestic subsidiaries named therein and U.S. Bank National Association, as trustee (the “Indenture”). Approximately $7 million of debt issuance costs were capitalized with the issuance of the Senior Secured Notes and are being amortized through 2019.

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

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 15, 2012, the Company repurchased $250 million aggregate principal amount of its outstanding Senior Notes under a cash tender offer. The total consideration for each $1,000.00 note surrendered was $1,050.00. Tender fees and a proportionate amount of deferred debt issue costs and a deferred cash flow hedge gain were included in the measurement of the $12 million extinguishment loss reported in the Consolidated Statement of Operations for 2012. The cash amounts of the premium paid and tender fees are reflected as financing activities in the Consolidated Statements of Cash Flows. Accrued interest was paid through the extinguishment date. The remaining $150 million was repaid at par, upon maturity in August 2013.

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

Short-Term Borrowings

The Company had short-term borrowings of $1 million at December 27, 2014 under various local currency credit facilities for international subsidiaries that had an effective interest rate at the end of the year of approximately 5%. The maximum month end amount occurred in March 2014 at approximately $10 million and the maximum monthly average amount occurred in March 2014 at approximately $6 million. The majority of these short-term borrowings represent outstanding balances on uncommitted lines of credit, which do not contain financial covenants.

Refer to Note 7 for further information on non-recourse debt.

Schedule of Debt Maturities

Aggregate annual maturities of recourse debt and capital lease obligations are as follows:

(In millions)
2015	$46
2016	59
2017	34
2018	32
2019	281
Thereafter	328

Total	780
Less amount representing interest on capital leases	(74)

Total	706
Less current portion	(32)

Total long-term debt	$674

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. INCOME TAXES

The components of income (loss) before income taxes consisted of the following:

(In millions)	2014	2013	2012
United States	$(264)	$(230)	$(129)
Foreign	(76)	357	54

Total income (loss) before income taxes	$(340)	$127	$(75)

The income tax expense related to income (loss) from operations consisted of the following:

(In millions)	2014	2013	2012
Current:
Federal	$(2)	$15	$(14)
State	(1)	5	1
Foreign	15	125	14
Deferred :
Federal	—	(4)	(5)
State	3	(1)	—
Foreign	(3)	7	6

Total income tax expense	$12	$147	$2

The following is a reconciliation of income taxes at the U.S. Federal statutory rate to the provision for income taxes:

(In millions)	2014	2013	2012
Federal tax computed at the statutory rate	$(119)	$44	$(26)
State taxes, net of Federal benefit	4	3	1
Foreign income taxed at rates other than Federal	(10)	(28)	(15)
Increase (decrease) in valuation allowance	112	8	(9)
Non-deductible goodwill impairment	—	15	—
Non-deductible Merger expenses	—	13	—
Non-deductible foreign interest	13	8	10
Other non-deductible expenses	12	4	3
Change in unrecognized tax benefits	(2)	—	1
Tax expense from intercompany transactions	2	2	2
Subpart F and dividend income, net of foreign tax credits	2	75	—
Change in tax rate	—	2	2
Non-taxable return of purchase price	—	—	(22)
Deferred taxes on undistributed foreign earnings	—	5	68
Tax accounting method change ruling	—	—	(16)
Other items, net	(2)	(4)	3

Income tax expense	$12	$147	$2

In 2014, the Company recognized income tax expense on a pretax loss due to deferred tax benefits not being recognized on pretax losses in certain tax jurisdictions with valuation allowances, while income tax expense was recognized in tax jurisdictions with pretax income. The decrease in income tax expense from 2013 to 2014 is

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

primarily attributable to the 2013 sale of the Company’s investment in Office Depot de Mexico, which is discussed in Note 2. In 2013, the Company paid $117 million of Mexican income tax upon the sale and recognized additional U.S. income tax expense of $23 million due to dividend income and Subpart F income as a result of the sale, for total income tax expense of $140 million. The sale of the Company’s interest in Grupo OfficeMax during 2014 did not generate a similar gain or income tax expense. The 2013 effective tax rate also includes charges related to goodwill impairment (refer to Note 5) and certain Merger expenses that are not deductible for tax purposes.

The 2012 effective tax rate includes benefits related to the $16 million favorable settlement of the U.S. Internal Revenue Service (“IRS”) examination of the 2009 and 2010 tax years, as well as the recovery of purchase price that is treated as a purchase price adjustment for tax purposes. As discussed in Note 14, this recovery would have been a reduction of related goodwill for financial reporting purposes, but the related goodwill was impaired in 2008.

The Company operates in several foreign jurisdictions with income tax rates that differ from the U.S. Federal statutory rate, which resulted in a benefit for all years presented in the effective tax rate reconciliation. Significant foreign tax jurisdictions for which the Company realized such benefit include the Netherlands, the UK, and France. Additionally, Mexico is included for 2013 due to the sale of Office Depot de Mexico.

Due to valuation allowances against the Company’s deferred tax assets, no income tax benefit was recognized in the 2014 Consolidated Statement of Operations related to stock-based compensation. In addition, no income tax benefit was initially recognized in the 2012 and 2013 Consolidated Statement of Operations related to stock-based compensation. However, due to the sale of Office Depot de Mexico in 2013, the Company realized an income tax benefit of $5 million for the utilization of net operating loss carryforwards that had resulted from excess stock-based compensation deductions for which no benefit was previously recorded. The Company also realized an income tax benefit of $3 million for excess stock-based compensation deductions resulting from the exercise and vesting of equity awards during 2013. These income tax benefits were recorded as increases to additional paid-in capital in 2013.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of deferred income tax assets and liabilities consisted of the following:

(In millions)	December 27, 2014	December 28, 2013
U.S. and foreign net operating loss carryforwards	$322	$314
Deferred rent credit	80	97
Pension and other accrued compensation	184	170
Accruals for facility closings	45	38
Inventory	23	25
Self-insurance accruals	33	33
Deferred revenue	39	34
U.S. and foreign income tax credit carryforwards	246	234
Allowance for bad debts	5	8
Accrued expenses	80	60
Basis difference in fixed assets	59	15
Other items, net	8	6

Gross deferred tax assets	1,124	1,034
Valuation allowance	(804)	(683)

Deferred tax assets	320	351

Internal software	8	22
Installment gain on sale of timberlands	251	258
Deferred Subpart F income	27	23
Undistributed foreign earnings	2	12

Deferred tax liabilities	288	315

Net deferred tax assets	$32	$36

For financial reporting purposes, a jurisdictional netting process is applied to deferred tax assets and deferred tax liabilities, resulting in the balance sheet classification shown below.

(In millions)	December 27, 2014	December 28, 2013
Deferred tax assets:
Included in Prepaid and other current assets	$87	$114
Deferred income taxes — noncurrent	32	35
Deferred tax liabilities:
Included in Accrued expenses and other current liabilities	3	3
Included in Deferred income taxes and other long-term liabilities	84	110

Net deferred tax asset	$32	$36

As of December 27, 2014, the Company has $39 million of U.S. Federal net operating loss (“NOL”) carryforwards, $9 million of which resulted from excess stock-based compensation deductions that will increase additional paid-in capital by $3 million if realized in future periods. The Company has $852 million of foreign and $1.7 billion of state NOL carryforwards. Of the foreign NOL carryforwards, $668 million can be carried forward indefinitely, $8 million will expire in 2015, and the remaining balance will expire between 2016 and 2034. Of the state NOL carryforwards, $23 million will expire in 2015, and the remaining balance will expire between 2016 and 2034. The Company also has $109 million of U.S. Federal alternative minimum tax credit carryforwards, which can be used to reduce future regular federal income tax, if any, over an indefinite period.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, the Company has $125 million of U.S. Federal foreign tax credit carryforwards, which expire between 2015 and 2024, and $17 million of state and foreign tax credit carryforwards, $5 million of which can be carried forward indefinitely, and the remaining balance will expire between 2023 and 2027.

As a result of the Merger in 2013, the Company triggered an “ownership change” as defined in Internal Revenue Code Section 382 and related provisions. Sections 382 and 383 place a limitation on the amount of taxable income which can be offset by carryforward tax attributes, such as net operating losses or tax credits, after a change in control. Generally, after a change in control, a loss corporation cannot deduct carryforward tax attributes in excess of the limitation prescribed by Section 382 and 383. Therefore, certain of the Company’s carryforward tax attributes may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company estimates that at least $15 million of deferred tax assets related to carryforward tax attributes will not be realized because of Section 382 and related provisions. Accordingly, in 2013, the Company reduced the impacted deferred tax assets by this amount, which was fully offset by a corresponding change in the valuation allowance. If the Company were to experience another ownership change in future periods, the Company’s deferred tax assets and income tax expense may be negatively impacted.

U.S. deferred income taxes have not been provided on certain undistributed earnings of foreign subsidiaries, which were approximately $416 million as of December 27, 2014. The determination of the amount of the related unrecognized deferred tax liabilities is not practicable because of the complexities associated with the hypothetical calculations. The Company has historically reinvested such earnings overseas in foreign operations and expects that future earnings will also be indefinitely reinvested overseas, with the exception of certain foreign subsidiaries acquired as a result of the Merger. Accordingly, the Company has recorded the deferred tax liabilities associated with the undistributed earnings of such foreign subsidiaries.

The following summarizes the activity related to valuation allowances for deferred tax assets:

(In millions)	2014	2013	2012
Beginning balance	$683	$583	$622
Additions, charged to expense	121	26	—
Additions, due to the Merger	—	84	—
Deductions	—	(10)	(39)

Ending balance	$804	$683	$583

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

In 2014, the Company released valuation allowances in certain foreign jurisdictions due to the existence of sufficient positive evidence, which resulted in an income tax benefit of $4 million. Valuation allowances were established in certain foreign jurisdictions in 2012 because the realizability of the related deferred tax assets was no longer more likely than not. As of 2014, valuation allowances remain in the U.S. and certain foreign jurisdictions where the Company believes it is necessary to see further positive evidence, such as sustained achievement of cumulative profits, before these valuation allowances can be released. If such positive evidence

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

develops in certain foreign jurisdictions, the Company may release all or a portion of the remaining valuation allowances in these jurisdictions as early as the first half of 2015. The Company will continue to assess the realizability of its deferred tax assets in the U.S. and remaining foreign jurisdictions.

The following table summarizes the activity related to unrecognized tax benefits:

(In millions)	2014	2013	2012
Beginning balance	$15	$5	$7
Increase related to current year tax positions	7	4	—
Increase related to prior year tax positions	4	—	3
Decrease related to prior year tax positions	(2)	—	(1)
Decrease related to lapse of statute of limitations	—	—	—
Decrease related to settlements with taxing authorities	(1)	—	(4)
Increase related to the Merger	—	6	—

Ending balance	$23	$15	$5

Due to settlements with certain tax authorities in 2014, the Company’s balance of unrecognized tax benefits decreased by $3 million, which resulted in an income tax benefit of $2 million. Included in the balance of $23 million at December 27, 2014, are $7 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The difference of $16 million primarily results from tax positions which if sustained would be offset by changes in valuation allowance. It is reasonably possible that certain tax positions will be resolved within the next 12 months, which the Company does not believe would result in a material change in its unrecognized tax benefits. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in the provision for income taxes. The Company recognized a net interest and penalty benefit of $9 million in 2014 due to settlements reached with certain taxing authorities. The Company recognized interest and penalty expense of $1 million and $2 million in 2013 and 2012, respectively. The Company had approximately $1 million accrued for the payment of interest and penalties as of December 27, 2014, which is not included in the table above.

The Company files a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local income tax examinations for years before 2013 and 2009, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal and state and local income tax examinations for years before 2010 and 2006, respectively. The U.S. federal income tax return for 2013 is under concurrent year review. Generally, the Company is subject to routine examination for years 2008 and forward in its international tax jurisdictions.

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

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For tenant improvement allowances, scheduled rent increases, and rent holidays, a deferred rent liability is recognized and amortized over the terms of the related lease as a reduction of rent expense. Rent related accruals totaled approximately $275 million and $324 million at December 27, 2014 and December 28, 2013, respectively. The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, on the Consolidated Balance Sheets.

Rent expense, including equipment rental, was $682 million, $458 million and $429 million in 2014, 2013, and 2012, respectively. Rent expense was reduced by sublease income of $6 million in 2014, $4 million in 2013, and $5 million in 2012.

Future minimum lease payments due under the non-cancelable portions of leases as of December 27, 2014 include facility leases that were accrued as store closure costs and are as follows.

(In millions)
2015	$697
2016	558
2017	424
2018	309
2019	211
Thereafter	454

2,653
Less sublease income	43

Total	$2,610

These minimum lease payments do not include contingent rental payments that may be due based on a percentage of sales in excess of stipulated amounts.

As of December 27, 2014 and December 28, 2013, unfavorable lease deferred credit for store leases with terms above market value amounted to $33 million and $52 million, respectively, and are included in Deferred income taxes and other long-term liabilities in the Consolidated Balance Sheets. The unfavorable lease values are amortized on a straight-line basis over the lives of the leases, unless the facility has been identified for closure under the Real Estate Strategy. In 2014, the net amortization of favorable and unfavorable lease values reduced rent expense by approximately $9 million. Refer to Note 5 for further details on favorable leases.

Unfavorable leases estimated future amortization is as follows:

(In millions)
2015	$12
2016	9
2017	6
2018	4
2019	1
Thereafter	1

Total	$33

The Company has capital lease obligations primarily related to buildings and equipment. Refer to Note 8 for further details on amounts due related to capital lease obligations.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. REDEEMABLE PREFERRED STOCK

In 2009, Office Depot issued an aggregate of 350,000 shares of 10.00% Series A Redeemable Convertible Participating Perpetual Preferred Stock, par value $0.01 per share, and 10.00% Series B Redeemable Conditional Convertible Participating Perpetual Preferred Stock, par value $0.01 per share, for $350 million (collectively, the “Redeemable Preferred Stock”). The Redeemable Preferred Stock was initially convertible into 70 million shares of Company common stock and classified outside of permanent equity on the Consolidated Balance Sheets because certain redemption conditions were not solely within the control of Office Depot.

Dividends on the Redeemable Preferred Stock were declared quarterly and paid in cash or in-kind as approved by the Board of Directors. For accounting purposes, dividends paid-in-kind were measured at fair value. Refer to Note 16 for additional fair value measurement information. Reported dividends calculated on a per share basis were $221.50 and $94.10 for 2013 and 2012, respectively.

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

NOTE 12. STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 27, 2014 and December 28, 2013, there were 1,000,000 shares of $0.01 par value preferred stock authorized; no shares were issued and outstanding.

Treasury Stock

At December 27, 2014, there were 5,915,268 common shares held in treasury. The Company’s Senior Secured Notes and the Facility include restrictions on additional common stock repurchases, based on the Company’s liquidity and borrowing availability. There were no repurchases of common stock in 2014 or 2013.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income activity, net of tax, where applicable, is provided in the following tables:

(In millions)	Foreign Currency Translation Adjustments	Change in Deferred Pension	Total
Balance at December 28, 2013	$264	$8	$272
Other comprehensive loss activity before reclassifications	(79)	(88)	(167)
Amounts reclassified from Accumulated other comprehensive income to Net loss) (a)	1	—	1

Tax impact	—	1	1

Net year-to-date other comprehensive income	(78)	(87)	(165)

Balance at December 27, 2014	$186	$(79)	$107

(In millions)	Foreign Currency Translation Adjustments (b)	Change in Deferred Pension	Change in Deferred Cash Flow Hedge (c)	Total
Balance at December 29, 2012	$217	$(4)	$—	$213
Other comprehensive income activity before reclassifications	11	22	2	35
Amounts reclassified from Accumulated other comprehensive income to Net loss (a)	36	—	(2)	34

Tax impact	—	(10)	—	(10)

Net year-to-date other comprehensive income	47	12	—	59

Balance at December 28, 2013	$264	$8	$—	$272

(a)	Amounts in parentheses indicate an increase to earnings.

(b)	Includes $3 million gain included in Merger, restructuring and other operating expenses, net and $39 million loss, which is a component of Gain on disposition of joint venture.

(c)	Included in the $(2) million are $(1) million recorded in Cost of goods sold and occupancy costs and $(1) million included in Other income (expense), net, respectively.

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

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, the Company assumed the share issuance plan formerly related to OfficeMax employee grants, the 2003 OfficeMax Incentive and Performance Plan (the “2003 Plan”). Eight types of awards may be granted under the 2003 Plan, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, annual incentive awards and stock bonus awards. Awards granted under this plan are of Office Depot, Inc. common stock.

Each option to purchase OfficeMax common stock outstanding immediately prior to the effective time of the Merger was converted into an option to purchase Office Depot common stock, on the same terms and conditions adjusted by the 2.69 exchange ratio provided for in the Merger Agreement. The fair value of those options was measured using an option pricing model with the following assumptions: risk-free rate 0.42%; expected life 2.34; dividend yield of zero; expected volatility 52.18% and forfeiture rate of 5%.

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

Stock Options

The Company’s stock option exercise price for each grant of a stock option shall not be less than 100% of the fair market value of a share of common stock on the date the option is granted. Options granted under the Plan and the 2003 Plan have vesting periods ranging from one to five years and from one to three years after the date of grant, respectively, provided that the individual is continuously employed with the Company. Following the date of grant, all options granted under the Plan and the 2003 Plan expire no more than ten years and seven years, respectively. No stock options were granted in 2014.

A summary of the activity in the stock option plans for the last three years is presented below.

	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	22,702,534	$4.48	12,578,071	$5.25	19,059,176	$6.90
Granted	—	—	2,003,000	5.24	82,000	3.22
Assumed — Merger	—	—	13,142,351	3.62	—	—
Forfeited	(1,323,664)	10.46	(2,072,560)	8.83	(4,512,372)	14.51
Exercised	(12,776,244)	3.83	(2,948,328)	1.40	(2,050,733)	0.88

Outstanding at end of year	8,602,626	$4.53	22,702,534	$4.48	12,578,071	$5.25

The weighted-average grant date fair values of options granted during 2013 and 2012 were $3.00 and $1.86, respectively, using the following weighted average assumptions for grants:

•	Risk-free interest rates of 1.69% for 2013 and 0.94% for 2012

•	Expected lives of six years for 2013 and 4.5 years for 2012

•	A dividend yield of zero for both years

•	Expected volatility ranging from 61% to 69% for 2013 and 72% to 74% for 2012

•	Forfeitures are anticipated at 5% and are adjusted for actual experience over the vesting period

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about options outstanding and exercisable at December 27, 2014.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.83 $3.00	2,715,238	2.74	$1.42	2,220,878	2.43	$1.33
3.01 5.12	1,456,050	2.92	4.37	1,399,176	2.90	4.39
5.13	301,034	2.45	5.13	301,034	2.45	5.13
5.14 8.00	3,331,826	6.34	5.73	1,998,492	4.64	6.05
8.01 11.27	798,478	1.05	10.19	798,478	1.05	10.19

$0.83 $11.27	8,602,626	4.00	$4.53	6,718,058	3.02	$4.60

The intrinsic value of options exercised in 2014, 2013, and 2012, was $27 million, $10 million, and $4 million, respectively. The aggregate intrinsic value of options outstanding and exercisable at December 27, 2014 were $38 million and $30 million, respectively.

As of December 27, 2014, there was approximately $4.1 million of total stock-based compensation expense that has not yet been recognized relating to non-vested awards granted under option plans. This expense is expected to be recognized over a weighted-average period of approximately 1.8 years. The Company estimates that all of the 1.9 million unvested options will vest. The number of exercisable options was 6.7 million shares of common stock at December 27, 2014 and 16.9 million shares of common stock at December 28, 2013.

Restricted Stock and Restricted Stock Units

In 2014, the Company granted 5.8 million shares of restricted stock and restricted stock units to eligible employees. In addition, 0.3 million shares were granted to the Board of Directors as part of their annual compensation and vested immediately on the grant date with distribution to occur following their separation from service with the Company. Restricted stock grants to Company employees typically vest annually over a three-year service period. A summary of the status of the Company’s nonvested shares and changes during 2014, 2013, and 2012 is presented below.

	2014		2013		2012
	Shares	Weighted Average Grant-Date Price	Shares	Weighted Average Grant-Date Price	Shares	Weighted Average Grant-Date Price
Outstanding at beginning of year	10,207,546	$4.76	5,459,900	$3.52	2,612,876	$3.96
Granted	5,809,821	4.33	4,884,848	4.54	4,018,253	3.26
Assumed — Merger	—	—	6,426,968	3.46	—	—
Vested	(4,179,789)	4.75	(5,788,992)	4.49	(695,751)	3.45
Forfeited	(1,129,206)	3.65	(775,178)	4.01	(475,478)	3.79

Outstanding at end of year	10,708,372	$4.65	10,207,546	$4.76	5,459,900	$3.52

As of December 27, 2014, there was approximately $27 million of total unrecognized compensation cost related to nonvested restricted stock. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of approximately 2 years. Total outstanding shares of 10.7 million include 1.7 million granted to members of the Board of Directors that have vested but will not be issued until separation from service and nine

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million unvested shares granted to employees. Of the 9 million unvested shares at year end, the Company estimates that 8.6 million shares will vest. The total grant date fair value of shares vested during 2014 was approximately $20 million.

Performance-Based Incentive Program

The Company has a performance-based long-term incentive program consisting of performance stock units. Payouts under this program are based on achievement of certain financial targets set by the Board of Directors and are subject to additional service vesting requirements, generally of three years from the grant date.

A summary of the activity in the performance-based long-term incentive program since inception is presented below.

	2014		2013		2012
	Shares	Weighted Average Grant-Date Price	Shares	Weighted Average Grant-Date Price	Shares	Weighted Average Grant-Date Price
Outstanding at beginning of the year	3,076,292	$4.45	1,030,753	$3.25	—	$—
Granted	5,289,047	4.55	4,317,314	4.55	2,073,628	3.25
Vested	(1,246,006)	3.74	(261,095)	3.63	—	—
Forfeited	(310,369)	4.16	(2,010,680)	4.15	(1,042,875)	3.32

Outstanding at end of the year	6,808,964	$4.43	3,076,292	$4.45	1,030,753	$3.25

As of December 27, 2014, there was approximately $22 million of total unrecognized compensation expense related to the performance-based long-term incentive program. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of approximately 2.2 years. Of the 6.8 million unvested shares at year end, the Company estimates that 6.2 million shares will vest. The total grant date fair value of shares vested during 2014 was approximately $6.3 million.

NOTE 14. EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans

Pension and Other Postretirement Benefit Plans — North America

The Company has retirement obligations under OfficeMax’s U.S. pension plans (the “U.S. Plans”). The Company sponsors these noncontributory defined benefit pension plans covering certain terminated employees, terminated vested employees, retirees and some active employees, primarily in the North American Business Solutions Division. In 2004 or earlier, OfficeMax’s qualified pension plans were closed to new entrants and the benefits of eligible participants were frozen. Under the terms of these qualified plans, the pension benefit for employees was based primarily on the employees’ years of service and benefit plan formulas that varied by plan. The Company’s general funding policy is to make contributions to the plans in amounts that are within the limits of deductibility under current tax regulations, and not less than the minimum contribution required by law.

Additionally, under previous OfficeMax arrangements, the Company has responsibility for sponsoring retiree medical benefit and life insurance plans including plans related to operations in Canada (referred to as “Other Benefits” in the tables below). The type of retiree benefits and the extent of coverage vary based on employee classification, date of retirement, location, and other factors. All of these postretirement medical plans are

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unfunded. The Company explicitly reserves the right to amend or terminate its retiree medical and life insurance plans at any time, subject only to constraints, if any, imposed by the terms of collective bargaining agreements. Amendment or termination may significantly affect the amount of expense incurred.

The impact of these assumed plans is included in the consolidated financial statements from the date of the Merger with OfficeMax.

Obligations and Funded Status

The following table provides a reconciliation of changes in the projected benefit obligation and the fair value of plan assets, as well as the funded status of the plan to amounts recognized on the Company’s Consolidated Balance Sheet. The 2013 amounts relate to the period between the Merger date and year-end.

	Pension Benefits		Other Benefits
(In millions)	2014	2013	2014	2013
Changes in projected benefit obligation:
Obligation at beginning of period	$1,122	$1,135	$17	$17
Service cost	3	—	—	—
Interest cost	52	7	1	—
Actuarial (gain) loss	138	(12)	1	—
Currency exchange rate change	—	—	(1)	—
Benefits paid	(97)	(8)	(1)	—

Obligation at end of period	$1,218	$1,122	$17	$17

Change in plan assets:
Fair value of plan assets at beginning of period	$986	$972	$—	$—
Actual return on plan assets	107	22	—	—
Employer contribution	43	—	1	—
Benefits paid	(97)	(8)	(1)	—

Fair value of plan assets at end of period	1,039	986	—	—

Net liability recognized at end of period	$(179)	$(136)	$(17)	$(17)

The following table shows the amounts recognized in the Consolidated Balance Sheets related to the Company’s North America defined benefit pension and other postretirement benefit plans as of year-ends:

	Pension Benefits		Other Benefits
(In millions)	2014	2013	2014	2013
Noncurrent assets	$—	$10	$—	$—
Current liabilities	(3)	(3)	(1)	(1)
Noncurrent liabilities	(176)	(143)	(16)	(16)

Net amount recognized	$(179)	$(136)	$(17)	$(17)

Amounts recognized in accumulated other comprehensive loss (income) consist of:

	Pension Benefits		Other Benefits
(In millions)	2014	2013	2014	2013
Net loss (gain)	$67	$(26)	$1	$—
Prior service cost (credit)	—	—	—	—

Total	$67	$(26)	$1	$—

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information for pension plans with benefit obligations and accumulated benefit obligations in excess of plan assets is as follows:

	Pension Benefits
(In millions)	2014	2013
Projected benefit obligation	$(1,218)	$(785)
Accumulated benefit obligation	(1,218)	(785)
Fair value of plan assets	$1,039	$639

Components of Net Periodic Cost (Benefit)

The components of net periodic cost (benefit) are as follows:

	Pension Benefits		Other Benefits
(In millions)	2014	2013	2014	2013
Service cost	$3	$—	$—	$—
Interest cost	52	7	1	—
Expected return on plan assets	(62)	$(8)	—	—

Net periodic cost (benefit)	$(7)	$(1)	$1	$—

Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) are as follows:

	Pension Benefits		Other Benefits
(In millions)	2014	2013	2014	2013
Accumulated other comprehensive loss (income) at beginning of year	$(26)	$—	$—	$—
Net loss (gain)	93	(26)	1	—

Accumulated other comprehensive loss (income) at end of year	$67	$(26)	$1	$—

No accumulated other comprehensive loss is expected to be recognized as components of net periodic cost during 2015.

Assumptions

The assumptions used in accounting for the Company’s plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key weighted average assumptions used in the measurement of the Company’s benefit obligations as of year-ends:

			Other Benefits
	Pension Benefits		United States		Canada
	2014	2013	2014	2013	2014	2013
Discount rate	3.91%	4.84%	3.40%	4.00%	4.00%	4.80%

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the weighted average assumptions used in the measurement of net periodic benefit:

			Other Benefits
	Pension Benefits		United States		Canada
	2014	2013	2014	2013	2014	2013
Discount rate	4.84%	4.76%	4.00%	3.80%	4.80%	4.60%
Expected long-term rate of return on plan assets	6.50%	6.60%	—%	—%	—%	—%

For pension benefits, the selected discount rate (which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date) is based on the rates of return for a theoretical portfolio of high-grade corporate bonds (rated AA or better) with cash flows that generally match expected benefit payments in future years. In selecting bonds for this theoretical portfolio, the Company focuses on bonds that match cash flows to benefit payments and limit the concentration of bonds by issuer. To the extent scheduled bond proceeds exceed the estimated benefit payments in a given period, the yield calculation assumes those excess proceeds are reinvested at an assumed forward rate. The implied forward rate used in the bond model is based on the Citigroup Pension Discount Curve as of the last day of the year. The selected discount rate for other benefits is from a discount rate curve matched to the assumed payout of related obligations.

The expected long-term rate of return on plan assets assumption is based on the weighted average of expected returns for the major asset classes in which the plans’ assets are held. Asset-class expected returns are based on long-term historical returns, inflation expectations, forecasted gross domestic product and earnings growth, as well as other economic factors. The weights assigned to each asset class are based on the Company’s investment strategy. The weighted average expected return on plan assets used in the calculation of net periodic pension cost for 2015 is 5.85%.

Obligation and costs related to the Canadian retiree health plan are impacted by changes in trend rates.

The following table presents the assumed healthcare cost trend rates used in measuring the Company’s postretirement benefit obligations at year-ends:

	2014	2013
Weighted average assumptions as of year-end:
Healthcare cost trend rate assumed for next year	6.40%	6.70%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2022	2022

A 1% change in the assumed healthcare cost trend rates would impact operating income by less than $1 million.

The Company reassessed the mortality assumptions to measure the North American pension and other postretirement benefit plan obligations at year end 2014, adopting the most applicable mortality tables based on the tables released in 2014 by The Society of Actuaries’ Retirement Plan Experience Committee. As a result of this assumption change, pension and other postretirement benefit plan obligations increased by $36 million and $1 million, respectively.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plan Assets

The allocation of pension plan assets by category at year-ends is as follows:

	2014	2013
Money market funds	2%	3%
Equity securities	8%	8%
Fixed-income securities	64%	53%
Equity mutual funds	25%	36%
Other	1%	—

	100%	100%

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

The current asset allocation guidelines set forth an U.S. equity range of 9% to 19%, an international equity range of 6% to 16%, a global equity range of 4% to 14% and a fixed-income range of 61% to 71%. Asset-class positions within the ranges are continually evaluated and adjusted based on expectations for future returns, the funded position of the plans and market risks. Occasionally, the Company may utilize futures or other financial instruments to alter the pension trust’s exposure to various asset classes in a lower-cost manner than trading securities in the underlying portfolios.

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

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the pension plan assets by level within the fair value hierarchy at year-ends.

(In millions)		Fair Value Measurements at December 27, 2014
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$18	$—	$18	$—

Equity securities
U.S. large-cap	24	24	—	—
U.S. small and mid-cap	4	4	—	—
International	58	58	—	—

Total equity securities	86	86	—	—

Fixed-income securities
Corporate bonds	612	—	612	—
Government securities	19	—	19	—
Other fixed-income	39	—	39	—

Total fixed-income securities	670	—	670	—

Other
Equity mutual funds	255	—	255	—
Other, including plan receivables and payables	10	10	—	—

	$1,039	$96	$943	$—

(In millions)		Fair Value Measurements at December 28, 2013
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$25	$25	$—	$—

Equity securities
U.S. large-cap	18	18	—	—
U.S. small and mid-cap	4	4	—	—
International	56	56	—	—

Total equity securities	78	78	—	—

Fixed-income securities
Corporate bonds	459	—	459	—
Government securities	18	—	18	—
Other fixed-income	41	—	41	—

Total fixed-income securities	518	—	518	—

Other
Equity mutual funds	353	—	353	—
Other, including plan receivables and payables	12	12	—	—

	$986	$115	$871	$—

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

Cash Flows

Pension plan contributions include required statutory minimum amounts and, in some years, additional discretionary amounts. In 2014, the Company contributed $43 million to these pension plans. Pension contributions for a full year of 2015 are estimated to be $9 million. The Company may elect at any time to make additional voluntary contributions.

Qualified pension benefit payments are paid from the assets held in the plan trust, while nonqualified pension and other benefit payments are paid by the Company. Anticipated benefit payments by year are as follows:

(In millions)	Pension Benefits	Other Benefits
2015	$94	$1
2016	91	1
2017	89	1
2018	87	1
2019	85	1
Next five years	393	4

Pension Plan — Europe

The Company has a defined benefit pension plan which is associated with a 2003 European acquisition and covers a limited number of employees in Europe. During 2008, curtailment of that plan was approved by the trustees and future service benefits ceased for the remaining employees.

The sale and purchase agreement (“SPA”) associated with the 2003 European acquisition included a provision whereby the seller was required to pay an amount to the Company if the acquired pension plan was determined to be underfunded based on 2008 plan data. The unfunded obligation amount calculated by the plan’s actuary based on that data was disputed by the seller. In accordance with the SPA, the parties entered into arbitration to resolve this matter and, in March 2011, the arbitrator found in favor of the Company. The seller pursued an annulment of the award in French court. In November 2011, the seller paid GBP 5.5 million ($8.8 million, measured at then-current exchange rates) to the Company to allow for future monthly payments to the pension plan, pending a court ruling on their cancellation request. That money was placed in an escrow account with the pension plan acting as trustee. On January 6, 2012, the Company and the seller entered into a settlement agreement that settled all claims by either party for this and any other matter under the original SPA. The seller paid an additional GBP 32 million (approximately $50 million, measured at then-current exchange rates) to the Company in February 2012. Following this cash receipt in February 2012, the Company contributed the GBP 38 million (approximately $58 million at then-current exchange rates) to the pension plan, resulting in the plan changing to a net asset position since December 29, 2012. There are no additional funding requirements while the plan is in a surplus position.

This pension provision of the SPA was disclosed in 2003 and subsequent periods as a matter that would reduce goodwill when the plan was remeasured and cash received. However, all goodwill associated with this transaction was impaired in 2008, and because the remeasurement process had not yet begun, no estimate of the potential payment to the Company could be made at that time. Consistent with disclosures subsequent to the 2008 goodwill impairment, resolution of this matter in the first quarter of 2012 was reflected as a credit to operating expense. The cash received from the seller, reversal of an accrued liability as a result of the settlement

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

agreement, fees incurred in 2012, and fee reimbursement from the seller have been reported in Recovery of purchase price in the Consolidated Statement of Operations for 2012, totaling $68 million. An additional expense of $5 million of costs incurred in prior periods related to this arrangement is included in Merger, restructuring and other operating expenses, net, in the Consolidated Statement of Operations, resulting in a net increase in operating profit for 2012 of $63 million. Similar to the presentation of goodwill impairment in 2008, this recovery and related charge is reported at the corporate level, not part of International Division operating income.

The cash payment from the seller was received by a subsidiary of the Company with the Euro as its functional currency and the pension plan funding was made by a subsidiary with Pound Sterling as its functional currency, resulting in certain translation differences between amounts reflected in the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for 2012. The receipt of cash from the seller is presented as a source of cash in investing activities. The contribution of cash to the pension plan is presented as a use of cash in operating activities.

Obligations and Funded Status

The following table provides a reconciliation of changes in the projected benefit obligation, the fair value of plan assets and the funded status of the plan to amounts recognized on the Company’s Consolidated Balance Sheets.

(In millions)	December 28, 2014	December 29, 2013
Changes in projected benefit obligation:
Obligation at beginning of period	$224	$208
Service cost	—	—
Interest cost	10	9
Benefits paid	(6)	(4)
Actuarial loss	25	6
Currency translation	(14)	5

Obligation at end of period	239	224

Changes in plan assets:
Fair value of plan assets at beginning of period	232	216
Actual return on plan assets	47	14
Benefits paid	(6)	(4)
Currency translation	(16)	6

Fair value of plan assets at end of period	257	232

Net asset recognized at end of period	$18	$8

In the Consolidated Balance Sheets, the net funded amounts are classified as a non-current asset in the caption Other assets.

Components of Net Periodic Benefit

The components of net periodic benefit are presented below:

(In millions)	2014	2013	2012
Service cost	$—	$—	$—
Interest cost	10	9	9
Expected return on plan assets	(14)	(13)	(11)

Net periodic pension benefit	$(4)	$(4)	$(2)

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Included in Accumulated other comprehensive income were deferred losses of $1 million and $8 million at December 27, 2014 and December 28, 2013, respectively. The deferred loss is not expected to be amortized into income during 2015.

Assumptions

Assumptions used in calculating the funded status included:

	2014	2013	2012
Expected long-term rate of return on plan assets	5.55%	6.33%	6.00%
Discount rate	3.80%	4.60%	4.40%
Inflation	3.10%	3.40%	3.00%

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

Plan Assets

The allocation of Plan assets is as follows:

	2014	2013
Cash	1%	1%
Equity securities	53%	54%
Fixed-income securities	46%	45%

Total	100%	100%

A committee, comprised of representatives of the Company and of this plan, is responsible for establishing and overseeing the implementation of the investment policy for this plan. The plan’s investment policy and strategy are to ensure assets are available to meet the obligations to the beneficiaries and to adjust plan contributions accordingly. The plan trustees are also committed to reducing the level of risk in the plan over the long term, while retaining a return above that of the growth of liabilities. The investment strategy is based on plan funding levels, which determine the asset target allocation into matching or growth investments. Matching investments are intended to provide a return similar to the increase in the plan liabilities. Growth investments are assets intended to provide a return in excess of the increase in liabilities. At December 27, 2014, the asset target allocation was in accordance with the investment strategy. Asset-class allocations within the ranges are continually evaluated and adjusted based on expectations for future returns, the funded position of the plan and market risks.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the pension plan assets by level within the fair value hierarchy.

(In millions)		Fair Value Measurements at December 27, 2014
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$1	$1	$—	$—

Equity securities
Developed market equity funds	81	81	—	—
Emerging market equity funds	27	27	—	—
Mutual funds real estate	7	—	—	7
Mutual funds	17	—	17	—

Total equity securities	132	108	17	7

Fixed-income securities
UK debt funds	21	—	21	—
Liability term matching debt funds	80	—	80	—
Emerging market debt fund	9	—	9	—
High yield debt	14	—	14	—

Total fixed-income securities	124	—	124	—

Total	$257	$109	$141	$7

(In millions)		Fair Value Measurements at December 28, 2013
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$1	$1	$—	$—

Equity securities
Developed market equity funds	77	69	8	—
Emerging market equity funds	16	14	2	—
Mutual funds real estate	8	—	1	7
Mutual funds	22	—	22	—

Total equity securities	123	83	33	7

Fixed-income securities
UK debt funds	19	—	19	—
Liability term matching debt funds	73	—	73	—
Emerging market debt fund	9	—	9	—
High yield debt	7	—	7	—

Total fixed-income securities	108	—	108	—

Total	$232	$84	$141	$7

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of the change in fair value of the pension plan assets calculated based on Level 3 inputs; during 2014, there was no change in the fair value of the pension plan assets or transfers of assets valued based on Level 3 inputs.

(In millions)	Total
Balance at December 29, 2012	$—
Purchases, sales, and settlements	7

Balance at December 28, 2013	$7

Cash Flows

Anticipated benefit payments for the European pension plan, at December 27, 2014 exchange rates, are as follows:

(In millions)	Benefit Payments
2015	$6
2016	6
2017	6
2018	6
2019	6
Next five years	$34

Retirement Savings Plans

The Company also sponsors defined contribution plans for most of its employees. Eligible Company employees may participate in the Office Depot, Inc. Retirement Savings Plan. In connection with the Merger, certain employees still participate in one of two contributory defined contribution savings plans that OfficeMax had in place for most of its salaried and hourly employees: a plan for U.S. employees and a plan for Puerto Rico employees. All of the Company’s existing and assumed OfficeMax defined contribution plans (the “401(k) Plans”) allow eligible employees to contribute a percentage of their salary, commissions and bonuses in accordance with plan limitations and provisions of Section 401(k) of the Internal Revenue Code and the Company makes matching contributions to each plan subject to the limits of the respective 401(k) Plans. Matching contributions are invested in the same manner as the participants’ pre-tax contributions. The 401(k) Plans also allow for a discretionary matching contribution in addition to the normal match contributions if approved by the Board of Directors.

Office Depot and OfficeMax previously sponsored non-qualified deferred compensation plans that allowed certain employees, who were limited in the amount they could contribute to their respective 401(k) plans, to defer a portion of their earnings and receive a Company matching amount. Both plans are closed to new contributions.

During 2014, 2013, and 2012, $16 million, $9 million, and $7 million, respectively, were recorded as compensation expense for the Company’s contributions to these programs and certain international retirement savings plans. Additionally, nonparticipating annuity premiums were paid for benefits in certain European countries totaling $4 million, $4 million, and $5 million in 2014, 2013, and 2012, respectively.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. EARNINGS PER SHARE

The following table presents the calculation of net loss per common share — basic and diluted:

(In millions, except per share amounts)	2014	2013	2012
Basic Earnings Per Share
Numerator:
Net loss attributable to common stockholders	$(354)	$(93)	$(110)

Denominator:
Weighted-average shares outstanding	535	318	280
Basic loss per share	$(0.66)	$(0.29)	$(0.39)
Diluted Earnings Per Share
Numerator:
Net loss attributable to Office Depot, Inc.	$(354)	$(20)	$(77)

Denominator:
Weighted-average shares outstanding	535	318	280
Diluted loss per share	$(0.66)	$(0.29)	$(0.39)

Shares issued related to the Merger impact the weighted average share calculation for the years of 2014 and 2013. The 2013 impact is from the Merger closing date to December 28, 2013. The following potentially dilutive stock options and restricted stock were excluded from the diluted loss per share calculation because of the net loss in the periods.

(In millions, except per share amounts)	2014	2013	2012
Potentially dilutive securities:
Stock options and restricted stock	8	7	5
Redeemable preferred stock	—	56	78

Awards of options and nonvested shares representing an additional 9 million, 6 million and 15 million shares of common stock were outstanding for the years ended December 27, 2014, December 28, 2013, and December 29, 2012, respectively, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive. For the three years presented, no tax benefits have been assumed in the weighted average share calculation in jurisdictions with valuation allowances.

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

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Instruments and Hedging Activities

As a global supplier of office products and services the Company is exposed to risks associated with changes in foreign currency exchange rates, fuel and other commodity prices and interest rates. Depending on the exposure, settlement timeframe and other factors, the Company may enter into derivative transactions to mitigate those risks. Financial instruments authorized under the Company’s established risk management policy include spot trades, swaps, options, caps, collars, forwards and futures. Use of derivative financial instruments for speculative purposes is expressly prohibited. The Company may designate and account for such qualifying arrangements as hedges. As of December 27, 2014, the foreign exchange contracts extend through March 2015 and fuel contracts extended through January 2016.

The fair values of the Company’s foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current interest rates, exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data. At December 27, 2014, Accrued expenses and other liabilities in the Consolidated Balance Sheet includes $6 million related to derivative fuel contracts payable.

Financial Instruments

The following table presents information about financial instruments at the balance sheet dates indicated.

	2014		2013
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Timber notes receivables	$926	$930	$945	$933
Boise investment	—	—	46	47
Financial liabilities:
Recourse debt:
9.75% Senior Secured Notes	250	280	250	290
7.35% debentures, due 2016	18	18	18	19
Revenue bonds, due in varying amounts periodically through 2029	186	185	186	186
American & Foreign Power Company, Inc. 5% debentures, due 2030	14	13	13	13
Non-recourse debt	839	845	859	851

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•

Timber notes receivable: Fair value is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms with comparable credit risk (Level 2 measure).

•

Boise Investment: Fair value at December 28, 2013 was calculated as the sum of the market value of the Company’s indirect investment in Boise Cascade, the primary investment of Boise Cascade Holdings, plus the Company’s portion of any cash held by Boise Cascade Holdings as of the balance sheet date (together, Level 2 measure). The Company’s indirect investment in Boise Cascade was calculated using the number of shares the Company indirectly held in Boise Cascade multiplied by its closing stock price as of the last trading day prior to the balance sheet date. The investment in Boise Cascade Holdings was fully disposed of in 2014. Refer to Note 6 for further details.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Fair Value Estimates Used in Impairment Analyses

All impairment charges discussed in the sections below are presented in Asset impairments in the Consolidated Statements of Operations.

Retail Stores

Because of declining sales in recent periods and adoption of the Real Estate Strategy in 2014, the Company has conducted a detailed quarterly store impairment analysis. The analysis uses input from retail store operations and the Company’s accounting and finance personnel that organizationally report to the Chief Financial Officer. These Level 3 projections are based on management’s estimates of store-level sales, gross margins, direct expenses, exercise of future lease renewal options where applicable, and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. If the anticipated cash flows of a store cannot support the carrying value of its assets, the assets are impaired and written down to estimated fair value using Level 3 measure. The Company recognized store asset impairment charges of $25 million, $26 million, and $124 million in 2014, 2013, and 2012, respectively.

Following the Merger, the asset group tested for impairment included the retail store operating assets, as well as any favorable lease intangible asset. The impairment results of this analysis are addressed in the following paragraph for the operating assets and in the Intangible Assets, Software and Definite-lived intangible assets sections, respectively.

The 2014 analysis incorporated the probability assessment of which stores will be closed through 2016, as well as projected cash flows through the base lease period for stores identified for ongoing operations. The projections assumed flat sales for one year, decreasing thereafter. Gross margin assumptions have been held constant at current actual levels and operating costs have been assumed to be consistent with recent actual results and planned activities. For the fourth quarter 2014 impairment analysis, identified locations were reduced to estimated fair value of $1 million based on their projected cash flows, discounted at 13% or estimated salvage value of $2 million, as appropriate. The Company continues to capitalize additions to previously-impaired operating stores and tests for subsequent impairment. A 100 basis point decrease in next year sales combined with a 50 basis point decrease in next year gross margin would have increased the impairment by approximately $1 million. Further, a 100 basis point decrease in sales for all future periods would increase the impairment by approximately $1 million. The 2014 store impairment charge also includes $1 million related to the closure of stores in Canada.

The store impairment analysis for 2013 projected sales declines for several years, then stabilizing. Gross margin and operating cost assumptions were consistent with actual results and planned activities. For the 2013 impairment analysis, identified locations were reduced to estimated fair value of $10 million based on their projected cash flows, discounted at 13% or estimated salvage value of $7 million, as appropriate.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company will continue to evaluate initiatives to improve performance and lower operating costs. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or in certain circumstances, even if store performance is as anticipated, additional impairment charges may result. However, at the end of 2014, the impairment analysis reflects the Company’s best estimate of future performance.

Intangible Assets

Indefinite-lived intangible assets — During 2014, the Company reassessed its use of a private brand trade name used internationally, that previously had been assigned an indefinite life. The expected change in profile and life of this brand, along with assigning an estimated life of three years, resulted in an impairment charge of $5 million. This charge is not included in determination of Division operating income. The estimated fair value was calculated based on a discounted relief from royalty method using Level 3 inputs.

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

As of December 29, 2012, goodwill of $45 million (at then-current exchange rates) was included in the International Division in a reporting unit comprised of wholly-owned operating subsidiaries in Europe and ownership of the joint venture operating in Mexico. The total estimated fair value of the reporting unit exceeded its carrying value by approximately 30%, however, a substantial majority of that excess value was associated with the joint venture. In 2013, when the reporting unit sold its investment in the joint venture and distributed essentially all of the after tax proceeds to its U.S. parent, the fair value fell below its carrying value. Because the investment was accounted for under the equity method, no goodwill was allocated to the gain on disposition of joint venture calculation. However, concurrent with the sale and gain recognition, a goodwill impairment charge of $44 million was recognized.

Software and Definite-lived intangible assets — Asset impairment charges for 2014 include $12 million resulting from a decision to convert certain websites to a common platform, $28 million related to the abandonment of a software implementation project in Europe, and $13 million write off of capitalized software following certain information technology platform decisions related to the Merger.

Following identification of retail stores for closure as part of the Real Estate Strategy, the related favorable lease assets were assessed for accelerated amortization or impairment. Considerations included the Level 3 projected

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cash flows discussed above, the net book value of operating assets and favorable lease assets, and likely sublease over the option period after closure or return of property to landlords. Impairment of $5 million was recognized during 2014.

During 2011, the Company acquired an office supply company in Sweden to supplement the existing business in that market. As a result of slowing economic conditions in Sweden after the acquisition, difficulties in the consolidation of multiple distribution centers and the adoption of new warehousing systems which impacted customer service and delayed or undermined planned marketing activities, the Company re-evaluated remaining balances of acquisition-related intangible assets of customer relationships and short-lived trade name values. Cash flows related to these acquired customer relationships with the updated Level 3 inputs were projected to be negative, then recovering, but were insufficient to recover the intangible assets’ remaining carrying values. Accordingly, an impairment charge of approximately $14 million was recognized during the third quarter of 2012.

Fair Value Estimates Used for Paid-in-Kind Dividends

Prior to redemption of the Company’s Redeemable Preferred Stock in 2013, any dividends paid-in-kind were measured at fair value, using a Level 3 measure. The Company used a binomial simulation to capture the call, conversion, and interest rate reset features as well the optionality of paying the dividend in-kind or in cash. Dividends were paid in kind for the first three quarters of 2012.

For dividends paid-in-kind for the three quarters of 2012, the average stock price volatility was 63%, the risk free rate was 3.0% and the risk adjusted rate was 14.5%. The aggregate fair value calculated for these three quarters was $22.8 million, $6.3 million below the amount added to the liquidation preference. For the dividend paid-in-kind for the third quarter of 2012, a stock price volatility of 55% or 75% would have increased the estimate by $0.7 million or decreased the estimate by $0.6 million, respectively. Using a beginning of period stock price of $1.50 or $3.50 would have decreased the estimate by $1.7 million or increased the estimate by $1.1 million, respectively. Assuming that all future dividends would be paid in cash would have increased the estimate by $1.3 million. Assuming all future dividends would be paid-in-kind had no significant impact. Refer to Note 11 for additional information.

There were no significant differences between the carrying values and fair values of the Company’s financial instruments as of December 27, 2014 and December 28, 2013, except as disclosed above.

NOTE 17. COMMITMENTS AND CONTINGENCIES

Commitments

On June 25, 2011, OfficeMax, with which the Company merged in November 2013, entered into a paper supply contract with Boise White Paper, L.L.C. (“Boise Paper”), under which OfficeMax agreed to purchase office papers from Boise Paper, and Boise Paper has agreed to supply office paper to OfficeMax, subject to the terms and conditions of the paper supply contract. The paper supply contract replaced the previous supply contract executed in 2004 with Boise Paper. The Company assumed the commitment under a paper supply contract to buy OfficeMax’s North American requirements for office paper, subject to certain conditions, including conditions under which the Company may purchase paper from paper producers other than Boise Paper. The paper supply contract’s term will expire on December 31, 2017, followed by a gradual reduction of the Company’s purchase requirements over a two year period thereafter. However, if certain circumstances occur, the agreement may be terminated earlier. If terminated, it will be followed by a gradual reduction of the Company’s purchase requirements over a two year period. Purchases under the agreement were $647 million in 2014 and $87 million in the period from Merger date through year-end 2013.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Indemnifications

Indemnification obligations may arise from the Asset Purchase Agreement between OfficeMax Incorporated, OfficeMax Southern Company, Minidoka Paper Company, Forest Products Holdings, L.L.C. and Boise Land & Timber Corp. The Company has agreed to provide indemnification with respect to a variety of obligations. These indemnification obligations are subject, in some cases, to survival periods, deductibles and caps. At December 27, 2014, the Company is not aware of any material liabilities arising from these indemnifications.

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

On February 4, 2015, Staples and Office Depot entered into the Staples Merger Agreement under which the companies would combine in a stock and cash transaction. On February 9, 2015, a putative class action lawsuit was filed by purported Office Depot shareholders in the Court of Chancery of the State of Delaware (“Court”) challenging the transaction and alleging that the defendant companies and individual members of Office Depot’s Board of Directors violated applicable laws by breaching their fiduciary duties and/or aiding and abetting such breaches. The plaintiffs in David Raul, v. Office Depot, Inc. et al. seek, among other things, injunctive relief and rescission, as well as fees and costs. Subsequently, seven other lawsuits were filed in the Court of Chancery of the State of Delaware making similar allegations, namely Beth Koeneke v. Office Depot, Inc. et al., Jamison Miller v. Office Depot, Inc. et al., Eric R. Gilbert v. Office Depot, Inc. et al., The Feivel and Helene Gottlieb Defined Benefit Pension Plan v. Office Depot, et al., Charles Miller v. Office Depot, Inc. et al., David Max v. Office Depot, Inc. et al., and Steve Renous v. Staples Inc. et al. Two lawsuits were filed in Palm Beach County Circuit Court, namely Keny Petit-Frere v. Office Depot, Inc., et al. and John Sweatman v. Office Depot, Inc., et al. Other lawsuits may be filed with similar allegations.

In addition, in the ordinary course of business, sales to and transactions with government customers may be subject to lawsuits, investigations, audits and review by governmental authorities and regulatory agencies, with which the Company cooperates. Many of these lawsuits, investigations, audits and reviews are resolved without material impact to the Company. While claims in these matters may at times assert large demands, the Company does not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect its financial position, results of operations or cash flows. In addition to the foregoing in 2009, the Sherwin lawsuit was filed in Superior Court for the State of California, Los Angeles County, and unsealed on October 16, 2012. The lawsuit asserted claims, including claims under the California False Claims Act, based on allegations regarding certain pricing practices under now expired agreements that were in place between 2001 and January 1, 2011, pursuant to which governmental agencies purchased office supplies from the Company. The plaintiffs sought monetary damages and other relief, including trebling of damages and statutory penalties. On June 25, 2014, the Company participated in a non-binding, voluntary mediation in which the Company negotiated a potential settlement to resolve the matter. During the second quarter of 2014, the Company recorded an $80 million incremental increase to the legal accrual which included the potential settlement, as well as attorneys’ fees and other related legal matters. On December 19, 2014, Office Depot and the plaintiffs executed a Settlement Agreement to resolve the Sherwin lawsuit. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay the Plaintiffs $68 million to settle the matter (the “Settlement Amount”), as well as $9 million in legal fees, costs, and expenses. In exchange for, and in consideration of, the Company’s agreement to pay the Settlement Amount, the plaintiffs agreed to dismiss their action against the Company with prejudice. In February 2015, the court entered orders approving the settlement and dismissing the case with prejudice. The Settlement Amount was subsequently placed in escrow pursuant to the Settlement Agreement. The funds are to be released from escrow and disbursed in accordance with the terms of the court’s orders.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the foregoing, Heitzenrater v. OfficeMax North America, Inc., et al. was filed in the United States District Court for the Western District of New York in September 2012 as a putative class action alleging violations of the Fair Labor Standards Act and New York Labor Law. The complaint alleges that OfficeMax misclassified its assistant store managers (“ASMs”) as exempt employees. The Company believes that adequate provisions have been made for probable losses and such amounts are not material. However, in light of the early stage of the case and the inherent uncertainty of litigation, the Company is unable to estimate a reasonably possible range of loss in the matter. OfficeMax intends to vigorously defend itself in this lawsuit. Further, Kyle Rivet v. Office Depot, Inc., is pending in the United States District Court for the District of New Jersey. The complaint alleges that Office Depot’s use of the fluctuating workweek (FWW) method of pay was unlawful because Office Depot failed to pay a fixed weekly salary and failed to provide its ASMs with a clear and mutual understanding notification that they would receive a fixed weekly salary for all hours worked. The plaintiffs similarly seek unpaid overtime, punitive damages, and attorneys’ fees.” The Company believes in this case that adequate provisions have been made for probable losses and such amounts are not material. However, in light of the early stage of the case and the inherent uncertainty of litigation, the Company is unable to estimate a reasonably possible range of loss in these matters. Office Depot intends to vigorously defend itself in these lawsuits.

OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. As of December 27, 2014, the Company’s estimate of the range of reasonably possible losses for environmental liabilities was approximately $10 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change. The Company has made provision for losses with respect to the pending proceedings. However, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s business.

NOTE 18. SUPPLEMENTAL INFORMATION ON OPERATING, INVESTING AND FINANCING ACTIVITIES

Additional supplemental information related to the Consolidated Statements of Cash Flows is as follows:

(In millions)	2014	2013	2012
Cash interest paid, net of amounts capitalized	$68	$65	$57
Cash taxes paid (refunded)	(10)	139	10
Non-cash asset additions under capital leases	21	10	9
Non-cash paid-in-kind dividends (refer to Note 11)	—	—	23
Issuance of common stock associated with the Merger (refer to Note 2)	$—	$1,395	$—

NOTE 19. SEGMENT INFORMATION

The Company has three reportable segments: North American Retail Division, North American Business Solutions Division, and International Division. The North American Retail Division includes retail stores in the United States, including Puerto Rico and the U.S. Virgin Islands, which offer office supplies, technology products and solutions, business machines and related supplies, facilities products, and office furniture. Most stores also have a copy and print center offering printing, reproduction, mailing and shipping. The North American Business Solutions Division sells office supply products and services in Canada and the United States, including Puerto Rico and the U.S. Virgin Islands. North American Business Solutions Division customers are

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

served through dedicated sales forces, through catalogs, telesales, and electronically through its Internet sites. The International Division sells office products and services through direct mail catalogs, contract sales forces, Internet sites, and retail stores in Europe and Asia/Pacific.

Following the date of the Merger, the former OfficeMax U.S. Retail business is included in the North American Retail Division. The former OfficeMax United States and Canada Contract business is included in the North American Business Solutions Division. The former OfficeMax businesses in Australia and New Zealand are included in the International Division. Due to the sale of the Company’s interest in Grupo OfficeMax in August 2014, the integration of this business into the International Division was suspended in the second quarter of 2014 and the joint venture’s results have been removed from the International Division and reported as Other to align with how this information is presented for management reporting. The Company continues to assess how best to serve its customers as shopping preferences and market conditions evolve. Should organizational alignment and management reporting change in future periods in response to these factors, segment reporting in future periods could be impacted.

The office supply products and services offered across all operating segments are similar. The Company’s three operating segments are the three reportable segments. The North American Retail Division and North American Business Solutions Division are managed separately, primarily because of the way customers are reached and served. The International Division is managed separately because of the geographical, operational and marketplace differences outside of North America. The accounting policies for each segment are the same as those described in Note 1. Division operating income is determined based on the measure of performance reported internally to manage the business and for resource allocation. This measure charges to the respective Divisions those expenses considered directly or closely related to their operations and allocates support costs. Certain operating expenses and credits are not allocated to the Divisions including Recovery of purchase price, Asset impairments, Merger, restructuring and other operating expenses, net, and Legal accrual, as well as expenses and credits retained at the Corporate level, including certain management costs and legacy pension and environmental matters. Other companies may charge more or less of these items to their segments and results may not be comparable to similarly titled measures used by other entities.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of significant accounts and balances by segment, reconciled to consolidated totals follows.

(In millions)		North American Retail	North American Business Solutions	International		Corporate, Eliminations, and Other*	Consolidated Total
Sales	2014	$6,528	$6,013		$3,400	$155	$16,096
	2013	4,614	3,580		3,008	40	11,242
	2012	4,458	3,215		3,023	—	10,696
Division operating income	2014	126	232		53	—	411
	2013	8	113		36	—	157
	2012	24	110		36	—	170
Capital expenditures	2014	44	29		29	21	123
	2013	63	24		39	11	137
	2012	61	31		25	3	120
Depreciation and amortization	2014	140	85		35	53	313
	2013	105	51		29	24	209
	2012	103	43		34	23	203
Charges for losses on receivables and inventories	2014	48	4		13	1	66
	2013	38	9		12	—	59
	2012	40	6		19	—	65
Net earnings from equity method investments	2014	—	—		—	—	—
	2013	—	—		14	—	14
	2012	—	—		30	—	30
Assets	2014	1,784	1,695		1,179	2,186	6,844
	2013	1,847	1,573		1,174	2,883	7,477
	2012	$1,189	$670	`$	1,312	$840	$4,011

*

Amounts included in “Corporate, Eliminations, and Other” consist of (i) assets (including all cash and cash equivalents) and depreciation related to corporate activities, (ii) accounts and balances associated with Grupo OfficeMax, and (ii) $377 million of goodwill in December 28, 2013, which was allocated to reporting units in 2014.

A reconciliation of the measure of Division operating income to Income (loss) before income taxes follows.

(In millions)	2014	2013	2012
Division operating income	$411	$157	$170
Add/(subtract):
Other operating income (loss)	8	(2)	—
Recovery of purchase price	—	—	68
Asset impairments	(88)	(70)	(139)
Merger, restructuring, and other operating expenses, net	(403)	(201)	(56)
Legal accrual	(81)	—	—
Unallocated expenses	(122)	(89)	(74)
Interest income	24	5	2
Interest expense	(89)	(69)	(69)
Loss on extinguishment of debt	—	—	(12)
Gain on disposition of joint venture	—	382	—
Other income (expense), net	—	14	35

Income (loss) before income taxes	$(340)	$127	$(75)

As of December 27, 2014, the Company sold to customers throughout North America, Europe, and Asia/Pacific. The Company operates through wholly-owned entities and participates in other ventures and alliances. There is

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

no single country outside of the United States or single customer that accounts for 10% or more of the Company’s total sales. Geographic financial information relating to the Company’s business is as follows (in millions).

	Sales			Property and Equipment, Net
	2014	2013	2012	2014	2013	2012
United States	$12,132	$8,119	$7,671	$757	$977	$707
International	3,964	3,123	3,025	206	332	149

Total	$16,096	$11,242	$10,696	$963	$1,309	$856

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

Total Company sales by product category were as follows:

	2014	2013	2012
Supplies	47.2%	46.6%	45.8%
Technology	38.0%	40.6%	41.8%
Furniture and other	14.8%	12.8%	12.4%

	100.0%	100.0%	100.0%

NOTE 20. QUARTERLY FINANCIAL DATA (UNAUDITED)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 27, 2014*
Net sales	$4,354	$3,841	$4,069	$3,832
Gross profit	1,015	883	987	891
Net income (loss) (1)	(108)	(189)	29	(84)
Net income (loss) attributable to Office Depot, Inc. (1)	(109)	(190)	29	(84)
Net income (loss) available to common stockholders (1)	(109)	(190)	29	(84)
Net earnings (loss) per share:
Basic	$(0.21)	$(0.36)	$0.05	$(0.15)
Diluted	$(0.21)	$(0.36)	$0.05	$(0.15)

*	Due to rounding, the sum of the quarterly earnings amounts may not equal the reported amounts for the year.

(1)

In the first, second, third and fourth quarters of 2014, captions include pre-tax Merger, restructuring, and other operating expenses, net amounting to $101 million, $103 million, $72 million and $128 million, respectively and asset impairments of $50 million, $22 million, $6 million and $11 million, respectively. The second and third quarters of 2014 include $80 million and $1 million associated to Legal accrual, respectively.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter (2)	Fourth Quarter (3)
Fiscal Year Ended December 28, 2013*
Net sales	$2,718	$2,419	$2,619	$3,486
Gross profit	660	546	633	787
Net income (loss) (1)	(7)	(54)	161	(121)
Net income (loss) attributable to Office Depot, Inc. (1)	(7)	(54)	161	(121)
Net income (loss) available to common stockholders (1)	(17)	(64)	133	(144)
Net earnings (loss) per share:
Basic	$(0.06)	$(0.23)	$0.42	$(0.34)
Diluted	$(0.06)	$(0.23)	$0.41	$(0.34)

*	Due to rounding, the sum of the quarterly earnings amounts may not equal the reported amounts for the year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Office Depot, Inc.

Boca Raton, Florida

We have audited the consolidated financial statements of Office Depot, Inc. and subsidiaries (the “Company”) as of December 27, 2014 and December 28, 2013, and for each of the three fiscal years in the period ended December 27, 2014, and the Company’s internal control over financial reporting as of December 27, 2014, and have issued our reports thereon dated February 24, 2015; such consolidated financial statements and reports are included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in the accompanying index at Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

February 24, 2015

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II — Valuation and Qualifying Accounts and Reserves	124

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

SCHEDULE II

OFFICE DEPOT, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions — Charged to Expense	Deductions — Write-offs, Payments and Other Adjustments	Balance at End of Period
Allowance for doubtful accounts:

2014	$26	8	16	$18

2013	$23	14	11	$26

2012	$20	15	12	$23

INDEX TO EXHIBITS FOR OFFICE DEPOT 10-K(1)

Exhibit Number	Exhibit
2.1

Stock Purchase and Transaction Agreement by and among Office Depot, Inc., Office Depot Delaware Overseas Finance No. 1, LLC, Grupo Gigante S.A.B. de C.V. and Hospitalidad y Servicios Especializados Gigante, S.A. de C.V dated as of June 3, 2013 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on July 15, 2013).

3.1	Amended and Restated Bylaws (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 4, 2015).

3.2

Restated Certificate of Incorporation (Incorporated by reference from the respective annex to the Proxy Statement for Office Depot, Inc.’s 1995 Annual Meeting of Stockholders, filed with the SEC on April 20, 1995).

3.3	Amendment to Restated Certificate of Incorporation (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 1998).

4.1

Form of Certificate representing shares of Common Stock (Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Registration Statement No. 33-39473 on Form S-4, filed with the SEC on March 15, 1991).

4.2

Indenture, dated as of March 14, 2012, relating to the $250 million 9.75% Senior Secured Notes due 2019, among Office Depot, Inc., the Guarantors named therein and U.S. Bank National Association (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on March 15, 2012).

4.3

Supplemental Indenture, dated as of February 22, 2013, between Office Depot, Inc., eDepot, LLC, the other Guarantors party thereto and U.S. Bank National Association, relating to the 9.75% Senior Notes due 2019 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 25, 2014).

4.4

Second Supplemental Indenture, dated as of November 22, 2013, between Office Depot Inc., Mapleby Holdings Merger Corporation, OfficeMax Incorporated, OfficeMax Southern Company, OfficeMax Nevada Company, OfficeMax North America, Inc., Picabo Holdings, Inc., BizMart, Inc., BizMart (Texas), Inc., OfficeMax Corp., OMX, Inc., the other Guarantors party thereto and U.S. Bank National Association, relating to the 9.75% Senior Notes due 2019 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 25, 2014).

4.5

Form of Notes representing $250 million aggregate principal amount of 9.75% Senior Secured Notes due March 15, 2019 (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2012).

4.6(2)

Trust Indenture between Boise Cascade Corporation (now OfficeMax Incorporated) and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended (Incorporated by reference from OfficeMax Incorporated’s Registration Statement No. 33-5673 on Form S-3, filed with the SEC on May 13, 1986).

4.7

Indenture dated as of December 21, 2004 by and between OMX Timber Finance Investments I, LLC, as the Issuer and Wells Fargo Bank Northwest, N.A., as Trustee (Incorporated by reference from OfficeMax Incorporated’s Registration Statement No. 333-162866 on Form S-1/A, filed with the SEC on December 14, 2009).

4.8

Installment Note for $559,500,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Cascade Corporation (now OfficeMax Incorporated) (Initial Holder) dated October 29, 2004 (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2004).

Exhibit Number	Exhibit

4.9

Installment Note for $258,000,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Southern Company (Initial Holder) dated October 29, 2004 (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2004).

10.1

Lease Agreement dated November 10, 2006, by and between Office Depot, Inc. and Boca 54 North LLC (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 24, 2009).

10.2

First Amendment to Lease dated July 3, 2007, by and between Office Depot, Inc. and Boca 54 North LLC (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 24, 2009).

10.3

Office Depot, Inc. 2007 Long-Term Incentive Plan (Incorporated by reference from the respective appendix to the Proxy Statement for Office Depot, Inc.’s 2007 Annual Meeting of Shareholders, filed with the SEC on April 2, 2007).*

10.4

2008 Office Depot, Inc. Bonus Plan for Executive Management Employees (Incorporated by reference from the respective appendix to the Proxy Statement for Office Depot, Inc.’s 2008 Annual Meeting of Shareholders, filed with the SEC on March 13, 2008).*

10.5

Change of Control Agreement, dated as of December 14, 2007, by and between Office Depot, Inc. and Steven M. Schmidt (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on July 28, 2009).*

10.6

Amendment to Employment Offer Letter Agreement, dated December 31, 2008, by and between Office Depot, Inc. and Steven Schmidt (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 23, 2010).*

10.7

Employment Offer Letter Agreement, dated July 10, 2007, by and between Office Depot, Inc. and Steven Schmidt (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 23, 2010).*

10.8	Office Depot, Inc. Amended Long-Term Incentive Plan (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 26, 2010).*

10.9

Office Depot, Inc. Amended Long-Term Equity Incentive Plan, as revised and amended effective April 21, 2010 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 26, 2010).*

10.10

Form of Associate Non-Competition, Confidentiality and Non-Solicitation Agreement between Office Depot, Inc. and certain executives (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 22, 2011).*

10.11

Form of Change in Control Agreement between Office Depot, Inc. and certain executives (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 21, 2010).*

10.12	Form of Waiver, dated as of March 30, 2011 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 1, 2011).

10.13	First Amendment to the Office Depot, Inc. 2007 Long-Term Incentive Plan (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).*

Exhibit Number	Exhibit

10.14

Form of Amended and Restated Credit Agreement, dated as of May 25, 2011, among Office Depot, Inc. and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on July 26, 2011).**

10.15

Letter Agreement between Office Depot, Inc. and Elisa D. Garcia dated May 15, 2007 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 28, 2012).*

10.16

Amendment to Letter Agreement between Office Depot, Inc. and Elisa D. Garcia effective December 31, 2008 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 28, 2012).*

10.17

Retention Agreement between Office Depot, Inc. and Elisa D. Garcia dated November 2, 2010 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 28, 2012).*

10.18

First Amendment, dated February 24, 2012, to the Amended and Restated Credit Agreement, dated as of May 25, 2011, among Office Depot, Inc. and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 28, 2012).

10.19	Form of Restricted Stock Awards for Executives (time vested) (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2012).*

10.20	Form of Restricted Stock Award for Executives (performance/time vested) (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2012).*

10.21

Financing Agreement by and between Office Depot BS and ABN AMRO Commercial Finance, dated September 24, 2012 (Incorporated by reference from Office Depot Inc.’s Annual Report on Form 10-K, filed with the SEC on February 20, 2013).

10.22

Amendment No. 1 to Financing Agreement by and between Office Depot BS and ABN AMRO Commercial Finance, dated September 24, 2012 (Incorporated by reference from Office Depot Inc.’s Annual Report on Form 10-K, filed with the SEC on February 20, 2013).

10.23	Letter Agreement between the Company and Stephen E. Hare (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 5, 2013).*

10.24

2013 Non-Qualified Stock Option Award Agreement between the Company and Stephen E. Hare (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 5, 2013).*

10.25

2013 Restricted Stock Unit Award Agreement between the Company and Stephen E. Hare (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 5, 2013).*

10.26

2013 Performance Share Award Agreement between the Company and Stephen E. Hare (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 5, 2013).*

Exhibit Number	Exhibit

10.27	Employment Agreement between the Company and Roland C. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 18, 2013).*

10.28

2013 Non-Qualified Stock Option Award Agreement between the Company and Roland C. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 18, 2013).*

10.29

2013 Restricted Stock Unit Award Agreement between the Company and Roland C. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 18, 2013).*

10.30

2013 Performance Share Award Agreement between the Company and Roland C. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 18, 2013).*

10.31

2003 OfficeMax Incentive and Performance Plan (amended and restated effective as of April 29, 2013) (Incorporated by reference to Appendix A to the Definitive Proxy Statement of OfficeMax filed with the SEC on March 19, 2013).*

10.32	Amendment to the 2003 OfficeMax Incentive and Performance Plan dated November 6, 2013 (Incorporated by reference from Office Depot, Inc.’s Form S-8, filed with the SEC on November 8, 2013).*

10.33

Settlement Agreement, dated August 20, 2013 between Office Depot, Inc. and Starboard Value L.P (and entities listed on Exhibit A of the Settlement Agreement) (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on August 21, 2013).

10.34

Letter Agreement between Office Depot, Inc. and Neil R. Austrian, dated April 5, 2013 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 11, 2013).*

10.35

Restricted Stock Award Agreement between Office Depot, Inc. and Neil R. Austrian, dated April 5, 2013 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 11, 2013).*

10.36

Restricted Stock Unit Award Agreement between Office Depot, Inc. and Neil R. Austrian, dated April 5, 2013 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 11, 2013).*

10.37

Form of Letter Agreement (amending the Change in Control Agreements with each of Michael D. Newman, Elisa D. Garcia and Steve M. Schmidt) (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 26, 2013).*

10.38

Office Depot Omnibus Amendment to Outstanding Equity and Long-Term Incentive Awards (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 26, 2013).*

10.39

Form of Second Amendment, dated as of March 4, 2013, to the Amended and Restated Credit Agreement dated as of May 25, 2011, as amended by the First Amendment to the Amended and Restated Credit Agreement, dated as of February 24, 2012, among Office Depot, Inc., and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on March 6, 2013).

Exhibit Number	Exhibit

10.40

Form of Third Amendment, dated as of November 5, 2013, to the Amended and Restated Credit Agreement dated as of May 25, 2011, as amended by the First Amendment to the Amended and Restated Credit Agreement, dated as of February 24, 2012 and the Second Amendment to the Amended and Restated Credit Agreement, dated as of March 4, 2013, among Office Depot, Inc., and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 25, 2014).

10.41

Paper Purchase Agreement dated June 25, 2011 between Boise White Paper, L.L.C. and OfficeMax Incorporated (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q/A, filed with the SEC on October 24, 2011).**

10.42

Retention Agreement between Office Depot, Inc. and Ms. Deborah O’Connor dated March 21, 2014 (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on March 24, 2014).

10.43

Second Amendment to 2013 Performance Share Award Agreement between Office Depot, Inc. and Roland C. Smith (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014).

10.44

Award Agreement for 2014 Cash-Settled Performance Award between Office Depot, Inc. and Roland C. Smith (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014).

10.45

Second Amendment to 2013 Performance Share Award Agreement between Office Depot, Inc. and Stephen E. Hare (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014).

10.46	Form of 2014 Restricted Stock Award Agreement (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014).

10.47	Form of 2014 Performance Share Award Agreement (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014).

10.48	Second Amendment to the Office Depot, Inc. 2007 Long-Term Incentive Plan (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014).

10.49	Letter Agreement between Office Depot, Inc. and Mark Cosby dated July 14, 2014 (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on July 21, 2014).

10.50	Sign-On Bonus Agreement between Office Depot, Inc. and Mark Cosby dated July 14, 2014 (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on July 21, 2014).

10.51

The Office Depot, Inc. Executive Change in Control Severance Plan effective August 1, 2014 (Incorporated by reference from Office Depot’s Current Report on Form 8-K. filed with the SEC on August 7, 2014).

10.52

Form of Notice of Selection for Participation in Executive Change in Control Severance Plan and Notice of Non-Renewal of Change in Control Agreement (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on August 7, 2014).

10.53	Form of Settlement Agreement (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on December 23, 2014)

Exhibit Number	Exhibit

10.54

Securityholders Agreement among Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C., dated October 29, 2004 (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2004).

10.55	Director Stock Compensation Plan, as amended through September 26, 2003 (Incorporated by reference from OfficeMax Incorporated’s Annual Report on Form 10-K, filed with the SEC on March 2, 2004).*

10.56	2003 Director Stock Compensation Plan, as amended through September 26, 2003 (Incorporated by reference from OfficeMax Incorporated’s Annual Report on Form 10-K, filed with the SEC on March 2, 2004).*

10.57

Amendment to the OfficeMax Incorporated 2003 Director Stock Compensation Plan (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 20, 2007).*

10.58	Form of 2007 Directors’ Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on August 1, 2007).*

10.59	Form of 2008 Director Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on July 29, 2008).*

10.60	Form of 2009 Nonqualified Stock Option Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 18, 2009).*

10.61	Form of 2009 Director Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on July 28, 2009).*

10.62	Form of 2010 Nonqualified Stock Option Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 16, 2010).*

10.63	Form of 2010 Director Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on August 3, 2010).*

10.64	Form of 2011 Nonqualified Stock Option Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 15, 2011).*

10.65	Form of 2011 Director Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on August 2, 2011).*

10.66	Form of 2012 Nonqualified Stock Option Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 22, 2012).*

10.67	Form of 2012 Performance-Based RSU Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 22, 2012).*

10.68	Form of 2012 Performance Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 22, 2012).*

10.69	Form of 2012 Director Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on July 31, 2012).*

Exhibit Number	Exhibit

10.70

First Amendment to Paper Purchase Agreement dated June 20, 2013 between Boise White Paper, L.L.C. and OfficeMax Incorporated (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2013).**

10.71

Fourth Amended and Restated Operating Agreement of Boise Cascade Holdings, L.L.C. (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on March 4, 2013).

10.72	2005 Directors Deferred Compensation Plan (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on December 15, 2004).*

10.73(3)

Deferred Compensation and Benefits Trust, as amended for the Form of Sixth Amendment dated May 1, 2001 (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2001).*

10.74

2001 Board of Directors Deferred Compensation Plan, as amended through September 26, 2003 (Incorporated by reference from OfficeMax Incorporated’s Annual Report on Form 10-K, filed with the SEC on March 2, 2004).*

10.75

Amendment to OfficeMax Incorporated 2005 Directors Deferred Compensation Plan (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2008).*

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