Form 10-K/A
period 2014-12-27
OFFICE DEPOT INC
filed 2015-04-03
CIK 800240

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At March 15, 2015, there were 546,238,121 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

OFFICE DEPOT, INC.

FORM 10-K/A

EXPLANATORY NOTE

Office Depot, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 27, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2015 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS

ROLAND C. SMITH	AGE: 60

Roland C. Smith was appointed as our Chairman and Chief Executive Officer in November 2013. Prior to joining Office Depot, Mr. Smith served as the President and Chief Executive Officer of Delhaize America, LLC, the U.S. division of Delhaize Group, and Executive Vice President of Delhaize Group, an international food retailer, from October 2012 to September 2013. Mr. Smith was a Special Advisor to The Wendy’s Company, a restaurant owner, operator and franchisor, from September 2011 to December 2011, served as President and Chief Executive Officer from July 2011 to September 2011. Mr. Smith served as President and Chief Executive Officer of Wendy’s/Arby’s Group, Inc. and Chief Executive Officer of Wendy’s International, Inc. from September 2008 to July 2011. Mr. Smith also served as Chief Executive Officer of Triarc Companies, Inc., a restaurant owner, operator and franchisor from June 2007 to July 2011, and the Chief Executive Officer of Arby’s Restaurant Group, Inc., a restaurant owner, operator and franchisor, from April 2006 to September 2008. Mr. Smith served as President and Chief Executive Officer of American Golf Corporation and National Golf Properties, an owner and operator of golf courses, from February 2003 to November 2005. He was President and Chief Executive Officer of AMF Bowling Worldwide, Inc., an owner and operator of bowling centers, from April 1999 until January 2003. Mr. Smith has been a member of Carmike Cinemas, Inc.’s (“Carmike”) board of directors since April 2002, and has served as Chairman of Carmike’s board of directors since June 2009. Mr. Smith was also a member of the board of directors of The Wendy’s Company from 2007 to 2014.

Mr. Smith has extensive leadership experience, having served as President and Chief Executive Officer of both public and private companies and as a public company director, including experience as chairman of the board. Mr. Smith’s strong track record in increasing operating profit, managing complex integrations, directing corporate turnarounds and transforming companies for future success, led the Board to conclude that he should be nominated as a director.

WARREN F. BRYANT	AGE: 69

Warren Bryant joined our Board in November 2013. Previously, Mr. Bryant was a director of OfficeMax Incorporated from 2004 to November 2013. From 2002 to 2008, Mr. Bryant served as a director and the President and Chief Executive Officer of Longs Drug Stores Corporation, a retail drug store chain on the West Coast and in Hawaii. From 2003 to 2008, he served as the Chairman of the Board of Longs Drug Stores. Mr. Bryant served as Senior Vice President of The Kroger Co., a retail grocery chain, from 1999 to 2002. From 1996 to 1999, he served as President and Chief Executive Officer of Dillon Companies, Inc., a retail grocery chain and subsidiary of The Kroger Co. From 2010 to 2013, Mr. Bryant served as a director of George Weston Limited, a Canadian public company. Mr. Bryant has also served as a director of The National Association of Chain Drug Stores from 2003 to 2008, and as Chairman of the Association during 2008. Mr. Bryant has also served as a director of Pathmark Stores, Inc., from 2004 to 2005. Since 2009, Mr. Bryant has served as a director of Dollar General Corporation. Since 2013, Mr. Bryant has also served as a director of Loblaw Companies Limited, a Canadian public company and Canada’s food and pharmacy leader and largest retailer.

Mr. Bryant has an exceptional depth of experience in retail leadership, along with substantial experience in marketing, merchandising, operations and strategy. This extensive, relevant knowledge of the retail industry and his experience as a board member (including as a chairman and as lead director) for several other public company retailers, led the Board to conclude that he should again be nominated as a director.

RAKESH GANGWAL	AGE: 61

Rakesh Gangwal joined our Board in November 2013. Previously, Mr. Gangwal was a director of OfficeMax Incorporated from 1998 to November 2013. From June 2003 to August 2007, Mr. Gangwal was the Chairman, President and Chief Executive Officer of Worldspan Technologies, Inc., a provider of travel technology and information services to the travel and transportation industry. From 2002 to 2003, Mr. Gangwal was involved in various personal business endeavors, including private equity projects and consulting projects. He was the President and Chief Executive Officer of US Airways Group, Inc., the parent corporation for US Airways’ mainline jet and express divisions as well as several related companies, from 1998 until 2001. Mr. Gangwal was also the President and Chief Executive Officer of US Airways, Inc., the main operating arm of US Airways Group, from 1998 until 2001. He was also the President and Chief Operating Officer of US Airways Group, Inc., and US Airways, Inc., from 1996 to 1998. Mr. Gangwal has been a director of CarMax, Inc. since 2011 and served as a director of PetSmart, Inc. from 2005 to 2015. Mr. Gangwal is also the co-founder of IndiGo Airlines, India’s largest domestic airline.

Mr. Gangwal has an exceptional depth of experience in commerce between businesses in the United States and internationally, with substantial experience in operations, technology, strategy, and finance. In addition to his experience as the President and Chief Executive Officer of a public company and his role as a board member for other large public companies, including two large, public retailers, led the Board to conclude that he should again be nominated as a director.

CYNTHIA T. JAMISON	AGE: 55

Cynthia Jamison has served as a Director on our Board since August 2013. Ms. Jamison was the Chief Financial Officer of AquaSpy, Inc. from 2009 to 2012. From 1999 to 2009, she was a partner with Tatum, LLC, an executive services firm focused exclusively on providing Chief Financial Officer support to public and private companies. Prior to joining Tatum, she served as Chief Financial Officer of Chart House Enterprises and previously held various financial positions at Allied Domecq Retailing USA, Kraft General Foods, and Arthur Andersen LLP. Ms. Jamison’s experience also includes her service, since 2004 and until 2015, as a director of B&G Foods, Inc. Since 2002, Ms. Jamison also serves as a member of the board of directors for Tractor Supply Company and currently serves as the Chairman of the board. Ms. Jamison also serves as a director of Darden, Inc. since 2014.

Ms. Jamison has extensive experience in financial and accounting matters, including public company reporting, as well as strategy and capitalization expertise, having served as Chief Financial Officer on the board of directors of many public and private companies. Ms. Jamison also brings key senior management, leadership, financial and strategic planning, corporate governance and public company executive compensation experience which led the Board to conclude that she should be nominated as a director.

V. JAMES MARINO	AGE: 64

James Marino joined our Board in November 2013. Previously, Mr. Marino was a director of OfficeMax Incorporated from 2011 to November 2013. From 2006 until his retirement in August 2011, Mr. Marino was President and Chief Executive Officer of Alberto-Culver Company, a personal care products company. Prior to holding that position, Mr. Marino served as President of Alberto-Culver Consumer Products Worldwide from 2004 to November 2006, and as President of Alberto Personal Care Worldwide, a division of Alberto-Culver Company, from 2002 to 2004. Mr. Marino has been a member of the board of directors of PVH Corp. since 2007. He was also a member of the board of directors of Alberto-Culver Company from 2006 to 2011.

Mr. Marino has substantial prior leadership experience in commerce between businesses, both in the United States and internationally. Mr. Marino also has extensive experience in strategy development and execution, marketing and brand equity building. His consumer packaged goods background provides a unique perspective on the retail sector. His experience as the President and Chief Executive Officer of a public company and his role as a board member for other consumer products public companies led the Board to conclude that he should be nominated as a Director.

MICHAEL J. MASSEY	AGE: 50

Michael Massey has served as a Director on our Board since August 2013. Mr. Massey currently serves as the President and Chief Executive Officer of PetSmart, Inc. and is a member of PetSmart, Inc.’s board of directors. Since August 2014, he has also served on the Policyowners Examination Committee of Northwestern Mutual Life Insurance Company. Previously, Mr. Massey served as Chief Executive Officer and President of Collective Brands, Inc., an international shoe manufacturer and retailer, from June 2011 to October 2012, as Senior Vice President of Law from March 2003 to June 2011 and as General Counsel and Secretary from March 2003 to October 2012. He previously served in various executive roles at Collective Brands in corporate development and legal from 1996 to 2003, and served as President of Payless ShoeSource’s international joint ventures, which included a total of over 200 stores. Prior to Collective Brands, Inc., he was counsel at The May Department Stores Company, a major American department store holding company, from 1990 to 1996.

As a former Chief Executive Officer of a retailer, Mr. Massey provides valuable retail experience and ability to provide meaningful insight to address issues affecting retailers. Additionally, Mr. Massey’s international experience and global insights on issues affecting our overseas business as well as his strong governance experience gained as general counsel led the Board to conclude that he should be nominated as a director.

FRANCESCA RUIZ DE LUZURIAGA	AGE: 61

Francesca Ruiz de Luzuriaga joined our Board in November 2013. Previously she was a director of OfficeMax Incorporated from 1998 to November 2013. From 1999 to 2000, Ms. Luzuriaga served as the Chief Operating Officer of Mattel Interactive, a business unit of Mattel, Inc., one of the major toy manufacturers in the world. Prior to holding this position, she served Mattel as its Executive Vice President, Worldwide Business Planning and Resources, from 1997 to 1999, and as its Chief Financial Officer from 1995 to 1997. Since leaving Mattel in 2000, Ms. Luzuriaga has been working as an independent business development consultant. From 2002 until 2005, she was also a director of Providian Financial Corporation. Since January 2012, she has been a director of SCAN Health Plan, a not-for-profit Medicare Advantage health plan.

Ms. Luzuriaga has substantial prior leadership experience in the operations and strategy side of businesses, both in the United States and internationally. This experience, together with her financial expertise, her experience in corporate finance, and her experience as a board member for other public companies, led the Board to conclude that she should be nominated as a director.

DAVID M. SZYMANSKI	AGE: 58

David Szymanski joined our Board in November 2013. Previously, he was a director of OfficeMax Incorporated from 2004 to November 2013. Dr. Szymanski became the Dean of the University of Cincinnati Lindner College of Business in 2010. Prior to that, Dr. Szymanski was a Professor of Marketing and holder of the JC Penney Chair of Retailing Studies at Texas A&M University, where he had served since 1987. Dr. Szymanski served as the Director of the Center for Retailing Studies at Texas A&M University from 2000 to 2006. From 2004 until 2010, Dr. Szymanski was a director of Zale Corporation, and from 2004 to 2006, Dr. Szymanski was a director of the National Retail Federation Foundation Board.

Dr. Szymanski has held significant leadership positions in major universities. His great depth of knowledge regarding all aspects of the retail industry arising from his academic focus and his experience as a board member for another public company, led the Board to conclude that he should be nominated as a director.

NIGEL TRAVIS	AGE: 65

Nigel Travis has served as a Director on our Board since March 2012 and is the Lead Director. Mr. Travis has been Chairman of the board of Dunkin’ Brands Group Inc., a quick-service restaurant franchisor, since May 2013 and Chief Executive Officer since January 2009. From 2005 through 2008, Mr. Travis served as President and Chief Executive Officer of Papa John’s International, Inc., an international take-out and delivery pizza restaurant chain. From 1994 to 2004, he had executive roles in Europe, International and Retail divisions of Blockbuster, Inc., culminating with the role of President and Chief Operating Officer from 2001 to 2004. Mr. Travis also held human resources and international roles for Burger King Holdings, Inc. from 1989 to 1994, prior to which he worked for Grand Metropolitan PLC since1985. Mr. Travis’ previous board service includes Lorillard, Inc. from 2008 to 2012, Papa John’s International, Inc. from 2005 to 2008, Bombay Company from 2000 to 2007, and Limelight Group from 1996 to 2000.

Mr. Travis brings significant international, retail, human resources and operations experience to our Board, and as a public company Chief Executive Officer, he provides perspectives on leadership and strategy. In addition, Mr. Travis’ particular knowledge of and extensive experience in senior management of manufacturing and consumer product businesses led the Board to conclude that he should be nominated as a director.

JOSEPH VASSALLUZZO	AGE: 66

Joseph Vassalluzzo has served as a Director on our Board since August 2013. He currently serves as a director on public company boards, including, since 2002, the Federal Realty Investment Trust, where he is Chairman of the Board of Trustees, and LifeTime Fitness, since 2006, where he is the Lead Director. Mr. Vassalluzzo previously served on the board of directors of iParty Corp. from 2004 to 2013 and on the board of directors of Commerce Bancorp from 2005 to 2008 where he chaired various committees of both. He also operates a retail consulting business. Previously, among other roles, Mr. Vassalluzzo was employed by Staples, Inc. from 1989 until 2005, most recently as Vice Chairman. Additionally, his duties at Staples included world-wide responsibility for all of Staples’ real estate activities, including, but not limited to, the development and management of all retail stores; distribution; office and warehouse centers; all engineering, construction and design activities; and facilities management.

Mr. Vassalluzzo’s broad based experience in business, including his extensive experience in retail businesses, the office supplies business, and his service on the boards of a number of retailers, provides the Board and management with retail and retail real estate expertise that is essential to our core business. In addition, Mr. Vassalluzzo’s executive and senior leadership positions at numerous retailers led the Board to conclude that he should be nominated as a director.

EXECUTIVE OFFICERS

Information concerning our executive officers is set forth in Part 1 — Item 1. “Business” of the Original Form 10-K under the caption “Executive Officers of the Registrant.”

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of Office Depot’s common stock to file reports of their holdings and transactions of Office Depot common stock with the SEC and NASDAQ. Based on a review of Forms 3, 4 and 5 and any amendments thereto, we believe that each of our executive officers and directors reported on a timely basis all transactions required to be reported by Section 16(a) during fiscal year 2014, except for Mr. Schmidt who had one late filing reporting one transaction.

CODE OF BUSINESS CONDUCT (CODE OF ETHICAL BEHAVIOR)

Our Board of Directors has adopted a Code of Ethical Behavior for all of our employees. This Code also applies to our directors. A copy of the Code of Ethical Behavior may be viewed at our Corporate website, investor.officedepot.com under the headings “Corporate Governance/Governance Documents.” In addition, a printed copy of our Code of Ethical Behavior will be provided to any shareholder upon written request to our Corporate Secretary at the address for our Corporate headquarters listed elsewhere in this Annual Report on Form 10-K, as amended.

The Company has established the confidential Office Depot hotline to assist our employees in complying with their ethical and legal obligations and reporting suspected violations of applicable laws, our policies or established procedures. The hotline enables our associates, vendors and the public to express their concerns about possible violations of law or our policies without fear of retribution or retaliation of any kind. It is our express policy that no retaliatory action be taken against any associate for using the hotline procedure. The hotline is operated by an independent third party, not by Company personnel. The hotline can be accessed by either calling the following toll-free number or visiting the following website:

1-866-634-6854

www.odhotline.com

DIRECTOR NOMINATION PROCESS

As of the date of this Amendment No. 1, there have been no material changes to the procedures by which security holders may recommend nominees to our Board as described in the Company’s Definitive Proxy Statement filed with the SEC on March 24, 2014 (the “2014 Proxy Statement”).

AUDIT COMMITTEE

The Company’s Board of Directors has a standing Audit Committee. In 2014, the Audit Committee’s membership was as follows: Ms. Francesca Ruiz de Luzuriaga (chair), Ms. Cynthia T. Jamison and Messrs. David M. Szymanski and Joseph Vassalluzzo. Our Board of Directors has reviewed and made the determinations required by the listing standards of The Nasdaq Stock Market and regulations of the SEC regarding the independence and financial literacy of the members of our Audit Committee. All members of the Audit Committee have been determined by the Board of Directors to be Independent directors and financially literate and no members of the Audit Committee have participated in the preparation of the financial statements of the Company or any of its subsidiaries during the past three years. In addition, our Board of Directors has determined that the following members of our Audit Committee qualify as “Audit Committee financial experts” within the meaning of the applicable regulations of the SEC: Ms. Francesca Ruiz de Luzuriaga and Ms. Cynthia T. Jamison.

Item 11. Executive Compensation.

EXECUTIVE AND DIRECTOR COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes our executive compensation programs and explains how the Compensation Committee (also referred to herein as the “Committee”) made its compensation decisions for our named executive officers (also referred to in this CD&A as “NEOs”) for fiscal year 2014. The NEOs for 2014 are:

•	Chairman and Chief Executive Officer, Roland Smith;

•	President, North America, Mark Cosby;

•	Executive Vice President and Chief Financial Officer, Stephen Hare;

•	Executive Vice President and Chief People Officer, Michael Allison; and

•	Executive Vice President, Chief Legal Officer and Corporate Secretary, Elisa Garcia.

Overview of 2014 Compensation

In connection with the Company’s merger with OfficeMax on November 5, 2013 (the “Merger”), we made measurable progress in 2014 towards integrating both companies and creating a culture focused on achieving our critical priorities and instilling our core values. By the end of 2014, we began to see positive results of the Merger, including cost synergy realization and enhanced efficiencies, as we developed and executed our strategies for future growth. Our executives successfully executed key business initiatives that are yielding positive results. In particular, significant progress has been made towards achieving key objectives established by the Board which we believe will position the Company for improved performance in 2014 and later years. Below is a summary of our significant achievements from 2014:

—	Built a new leadership team, comprised of executives from both Office Depot and OfficeMax as well as outside talent that allowed us to significantly exceed estimates of realizable synergy savings;

—	Established a new, combined Company high-performance culture that drives employee engagement and embodies Office Depot’s five core values and ten guiding principles;

—	Completed 168 U.S. retail store closures and achieved a store-to-store sales transfer rate of more than 30%;

—	Exceeded expectations for merger integration synergies:

¡	Realized approximately $290 million of synergies;

¡	Increased total expected annualized run rate synergies from an initial target range of $400 million- $600 million to more than $750 million, including more than $100 million from Office Depot’s retail portfolio optimization, by the end of 2016;

¡	Exited 2014 at a run rate of annualized merger integration synergies of more than $500 million; and

—	Nearly tripled adjusted operating income to $289 million from $99 million pro forma in 2013, significantly increasing profit margins. A reconciliation to operating income as of the fiscal year ended December 27, 2014 is attached as Annex A to this Annual Report on Form 10-K, as amended.

Immediately following the Merger in November 2013, and into fiscal year 2014, the Committee reviewed the existing compensation programs of Office Depot and OfficeMax, as well as individual compensation arrangements of executive officers, with the understanding that there would be a considerable level of uncertainty and volatility throughout the course of the year in light of the fact that (1) the Company was onboarding and under the leadership of a new Chief Executive Officer, (2) key management positions had yet to be filled, and (3) the Company was embarking on a significant integration and restructuring process as a result of the Merger. The Committee also engaged in discussions with the Company’s shareholders to understand their thoughts or concerns related to our executive compensation programs. The Committee further examined best compensation practices within the industry where we compete for executive talent. Based on this review, and in consideration of the considerable challenges and uncertainties of the Merger, the Committee designed a new executive compensation program. The revised program is designed to harmonize the previous programs of Office Depot and OfficeMax so that the Company’s management team participates in a single, consistent compensation program. It is also intended to focus the management team on achieving the key financial and strategic goals that will enable a successful transaction and drive sustainable shareholder value creation. Our compensation philosophy continues to be based on achieving the following three objectives:

COMPENSATION PHILOSOPHY
Accountability for Business Performance

Tie compensation in large part to the Company’s financial and operating performance, so that executives are held accountable through their compensation for the performance of the business for which they are responsible and for achieving the Company’s Annual Operating Plan.

Accountability for Long-Term Performance	Include meaningful incentives to create long-term shareholder value while not incentivizing excessive risk taking.

Competition	Reflect the competitive marketplace, so the Company can attract, retain, and motivate talented executives throughout the volatility of business cycles.

What are the elements of our NEO compensation packages?

The various elements of compensation paid by the Company are intended to reflect our compensation philosophy and (1) provide an appropriate level of financial certainty through fixed compensation, (2) ensure that at least 50% of equity compensation is performance-based, and (3) create a balance of long-term and short-term incentives.

COMPENSATION ELEMENT	PURPOSE
Base Salary

•    Provide financial predictability and stability through fixed compensation that is less than a majority of total compensation at target;

•    Provide a salary that is market competitive;

•    Promote the retention of executives; and

•    Provide fixed compensation that reflects the scope, scale and complexity of the executive’s role.

Short-Term Incentives (our Annual Cash Bonus Plan)	• Align management and shareholder interests; • Incentivize achievement of our Annual Operating Plan;

•    Provide market competitive cash compensation when targeted performance objectives are met;

•    Provide appropriate incentives to exceed targeted results; and

•    Pay meaningful incremental cash awards when results exceed target.

Long-Term Incentives (our Long-Term Incentive Program, or “LTIP”)

•    Balance the short-term nature of other compensation elements;

•    Align management and long-term shareholder interests;

•    Incentivize achievement of our Annual Operating Plan;

•    Focus our executives on the achievement of long-term strategies and results; and

•    Support the growth and profitability of each of our revenue-generating business divisions.

Employment, Change of Control and Severance Arrangements

•    Enable us to attract and retain talented executives;

•    Protect Company interests through appropriate post-employment restrictive covenants, including non-competition and non-solicitation;

•    When applicable, and if appropriate, ensure management is able to analyze any potential change in control transaction objectively; and

•    When applicable, and if appropriate, provide for continuity of management in the event of a change in control.

Other Benefits

•    Executives generally participate in the same benefits programs as our other employees.

•    Special benefits and perquisites are limited and used only to attract and retain executive talent as competitively appropriate and necessary.

What were the key management changes in 2014?

Effective July 21, 2014, Mark Cosby was appointed President, North America, of the Company. Mr. Cosby’s role includes oversight of the Company’s retail, contract sales, e-commerce, merchandising, marketing, real estate and supply chain functions in North America. In connection with the appointment, the Company entered into a letter agreement with Mr. Cosby effective July 21, 2014. Mr. Cosby’s annual base salary is $850,000, which may be increased from time to time, and he is entitled to participate in the Office Depot Annual Cash Bonus Plan at a target attainment of 100% of annual base salary. Mr. Cosby’s participation in the 2014 Office Depot Annual Cash Bonus Plan will be pro-rated for time in position. Mr. Cosby is eligible to participate in the Company’s Long-Term Incentive Plan starting with the 2014 fiscal year. Mr. Cosby is also entitled to participate in the Company’s benefits programs in accordance with their terms. For additional information regarding the terms of the Letter Agreement and Mr. Cosby’s compensation package, please refer to “Summary of Executive Agreements and Potential Payments Upon Termination or Change in Control Agreements with Mark Cosby as President, North America.” In addition to Mr. Cosby’s appointment as President, North America, the Company also filled other key management positions during 2014, including the hiring of a new Executive Vice President and Chief Strategy Officer and Executive Vice President, Retail.

What were the significant actions taken by the Compensation Committee in 2014?

During 2014, the following Compensation Committee actions were of particular significance:

•

The Committee changed the 2013 metrics for the Office Depot Annual Cash Bonus Plan for fiscal 2014 from Selling, General & Administrative expense (“SG&A”), gross profit dollars and sales to a threshold funding metric based on free cash flow and a performance metric of adjusted operating income. The

Committee believes that these two metrics incentivize achievement of Merger synergies, are elements that directly impact shareholder value and are straight forward and understandable by all stakeholders. Actual payouts for fiscal 2014 were based on the level of adjusted operating income. The Compensation Committee had the ability to exercise “negative discretion” and decrease payouts if such bonuses were not, in the Committee’s opinion, appropriately earned or should not be paid;

•	The Committee changed the performance period of the performance stock units from one-year to three-years to better tie the compensation program to long-term performance and to promote retention. In addition, the Compensation Committee changed the metrics for the performance stock units for fiscal 2014 from EBIT and free cash flow to a threshold funding metric based on free cash flow and a performance metric of three-year cumulative adjusted operating income. While the performance metrics in the PSU program are identical to those in the Office Depot Annual Cash Bonus Plan, the period over which results are measured is different. The Committee determined that in order for the Company to achieve its critical priorities, focusing management on free cash flow and adjusted operating income goals would provide a strong emphasis on capturing synergies which is essential to the creation of shareholder value as well as a focus on driving revenue growth which is imperative to Merger success. Focusing on adjusted operating income over a three-year period under the 2014 long-term incentive program balances the one-year focus on this metric under the 2014 Office Depot Annual Cash Bonus Plan. Actual payouts will be based on the level of cumulative adjusted operating income for the three-year performance period. The Compensation Committee has the ability to exercise “negative discretion” and decrease payouts if such awards were not, in the Committee’s opinion, appropriately earned or should not be paid;

•	The Committee approved a new Executive Change in Control Severance Plan (the “CIC Plan”) for several key executives, including the NEOs (other than the CEO), pursuant to which the Company will provide certain severance pay and other benefits in the event of our executives qualifying termination in connection with a change in control. The CIC Plan replaces the legacy change in control severance arrangements with a single plan as part of the harmonization of compensation arrangements following the Merger and ensures that treatment for other NEOs is appropriately consistent with that of our Chief Executive Officer. Ms. Garcia and Mr. Allison have legacy agreements with an expiration date of November 5, 2015, and may only participate in the CIC Plan upon the expiration of their legacy agreements; and

•	The Committee modified the Company’s stock ownership guidelines for the executives, including the NEOs, to make the standards more robust and in line with current corporate governance trends. The revised guidelines require, among other things, that the NEOs satisfy the ownership requirement by holding Company stock as a multiple of their base salary rather than as a fixed number of shares. Furthermore, the Compensation Committee changed the types of equity considered for the purposes of determining compliance with the stock ownership guidelines to only include earned or vested equity.

In addition to the actions taken by the Committee as described above, the Board adopted an anti-pledging policy which prohibits pledging of Company securities by our directors and executive officers.

What Were the Results of Our Advisory Vote to Approve Executive Compensation?

At the 2014 annual meeting of shareholders, our shareholders were given the opportunity to cast an advisory vote “for” or “against” the compensation of our named executive officers in fiscal 2013. On the advisory “say-on-pay” vote, approximately 69% of the votes cast voted for our executive compensation. The Compensation Committee considered the results of the vote and reviewed the Company’s executive compensation program to ensure that the executive team and their compensation were appropriate to meet the Company’s post-Merger annual and long-term strategic and business objectives.

Prior to the 2014 Annual Meeting of Shareholders, the Chairman of the Compensation Committee, several members of the Committee and the Lead Director participated in discussions with investors collectively representing more than 50% of our share ownership. During our discussions, we sought to:

•	Understand what, if any, issues or comments that our shareholders might have regarding our executive compensation program;

•	Review shareholder recommendations and opportunities for improvement with respect to our pay models; and

•	Answer any questions shareholders might have on executive compensation and governance.

In response to our discussions with shareholders and as part of our ongoing evaluation of all elements of our executive compensation program, we took the following actions in fiscal year 2014:

•	Enhanced our stock ownership guidelines by: (1) requiring that all NEOs satisfy the ownership requirement by holding Company stock equal to a multiple of base salary rather than as a fixed number of shares, (2) eliminating the five-year grace period for compliance, and (3) revising the types of equity considered for purposes of determining compliance with the stock ownership guidelines to make the ownership requirement more robust; and

•	Adopted an anti-pledging policy that prohibits pledging of the Company’s securities by our directors and executive officers.

To ensure that investor feedback is considered in the design of our executive compensation programs, it is our standard practice to annually reach out to our shareholders regarding compensation matters. In the fall of 2014, prior to the design of our 2015 executive compensation programs, the Chairman of the Compensation Committee, along with the Chief People Officer, Chief Legal Officer and Vice President, Investor Relations met with, in person or via teleconference, holders of collectively more than 50% of our outstanding shares. Based on discussions with investors, we identified some, selected concern about the use of common metrics in the annual and long-term plans. It was the Committee’s original intent to select different long-term incentive metrics for 2015, however, given the continued emphasis on maximizing synergies from the Merger and revenue growth to create shareholder value, together with the impending merger with Staples, the Committee decided to use free cash flow and adjusted operating income which would keep management focused on achieving these critical priorities.

How Do Our Pay Practices Compare To Best Practices?

Our 2014 executive compensation program was based on a compensation philosophy developed by our Compensation Committee, with the advice of its independent compensation consultant, F.W. Cook & Co. (“F.W. Cook”). The Compensation Committee is guided by the following key principles in determining the compensation structure for our executives:

WHAT WE DO	WHAT WE DON’T DO
☐

Independent compensation consultant – Our Compensation Committee receives advice from an independent compensation consultant, which reports directly to the Compensation Committee and provides no other direct services to the Company.

☐

No tax gross ups – Other than for taxes for the receipt of relocation benefits, which are generally available to all of our relocated employees and amounts for costs related to personal expenses associated with attending Company sponsored events, none of our NEOs receive gross-ups for taxes on personal benefits.

☐

Stock ownership guidelines – To further align the long-term interests of our executives and our shareholders, our Board has established robust stock ownership guidelines applicable to our directors, CEO and other NEOs.

		☐	No special retirement programs for executive officers – Our executive officers do not participate in any retirement program not generally available to our employees.

☐

Thorough competitive benchmarking – We provide target compensation opportunities to our executives in a manner that reflects a competitive marketplace and allows us to attract, retain and motivate talented executives throughout the volatility of business cycles. We endeavor to design the executive compensation packages so that the total target direct compensation falls at or near the median of similarly-situated executives in our Peer Group (as defined below).

		☐	No pledging of Company stock – Our directors and executive officers are prohibited from pledging the Company’s stock.
☐	Accountability for long-term performance – We establish meaningful incentives in our executives’ compensation that create long-term shareholder value while not incentivizing excessive risk-taking.	☐

No hedging – Our directors, executive officers and all other employees are prohibited from engaging in hedging transactions that could eliminate or limit the risks and rewards of Company share ownership.

☐

Pay for performance – We tie compensation to our financial and operating performance so that executives are held accountable through their compensation for achieving the Company’s Annual Operating Plan.

☐

No unapproved trading plans – Our directors and executive officers are prohibited from entering into securities trading plans pursuant to SEC Rule 10b5-1 without the pre-approval of our Chief Legal Officer and/or her designees; further, directors and executive officers must seek the approval of our Chief Legal Officer and/or her designees prior to trading.

☐

Annual shareholder Say-on-Pay vote – Because we value our shareholders’ input on our executive compensation programs, our Board has chosen to provide shareholders with the opportunity each year to vote to approve, on a non-binding, advisory basis, the compensation of the NEOs as described in our proxy statement.

		☐	No dividends on unvested performance shares – We do not pay dividends or dividend equivalents on unearned and unvested performance shares.
☐

Limit perquisites to NEOs – Our NEOs are provided with limited types of perquisites and other personal benefits that the Compensation Committee feels are reasonable and consistent with the Company’s overall compensation philosophy.

☐

Recoupment of incentive compensation– If we restate our reported financial results for any period beginning after January 1, 2010, our clawback policy allows the Board to seek to recover or cancel any bonus and other awards made to our executive officers that were based on having met or exceeded performance targets that would not have been met under our restated financial results.

How Does Our Compensation Program Support Pay-For-Performance?

The Compensation Committee annually reviews the total mix of compensation for our NEOs, which includes a significant portion of variable performance-based incentives that are linked to the attainment of critical performance targets and changes in shareholder value. The Compensation Committee believes that each of these elements provides a meaningful reward opportunity to the NEOs, focuses our leadership team on the key drivers of success for the near- and long-term, and therefore supports the Company’s short-term and long-term strategic objectives and links realized pay directly to performance.

As seen in the charts below, and as earlier discussed, a significant portion of our targeted compensation for our NEOs in 2014 was performance-based. More specifically, the compensation mix for Messrs. Smith, Hare, Cosby and Allison, and Ms. Garcia is reflected in the charts below.

Effective November 12, 2013, Mr. Smith was appointed Chairman and CEO of the Company and in determining Mr. Smith’s compensation, the Committee recognized his important role in building the management team of the combined Company and leading the Company through the post-merger integration process. However, Mr. Smith was not eligible to participate in the 2014 Long-Term Incentive Program and therefore his 2014 compensation does not include any amounts with respect to said incentive program.

Mr. Hare was appointed CFO of the Company on December 2, 2013 and the compensatory arrangements for Mr. Hare did not allow for participation in the 2014 Long-Term Incentive Program.

Mr. Cosby was appointed President, North America of the Company on July 21, 2014 and received a new hire sign-on-equity award equal to a value of $1,000,000 and a sign-on bonus of $500,000. Neither the new hire sign-on equity award or the sign-on bonus are reflected in the chart. In addition, Mr. Cosby’s salary and bonus were annualized for the purpose of this chart.

In 2013, the Company entered into a retention agreement with Mr. Allison under which he earned a retention payment of $500,000 paid on June 30, 2014. This retention award is not reflected in the chart.

What Was the Total Direct Compensation For Our NEOs During Fiscal 2014?

Base Salaries

During 2014, the Compensation Committee reviewed the base salary of our NEOs and considered the base salaries of comparable positions in our Peer Group, as discussed below under the heading “How is peer group data used by the Compensation Committee?”, as well as our NEOs performance and changes in responsibility. The Compensation Committee generally structures base salary to approximate the median of our Peer Group.

In fiscal 2014, after reviewing the Peer Group data for our NEOs and after further consideration of the expanded scope and complexity of their roles following the Merger, the Committee determined that a 15% base salary increase for Ms. Garcia, and an approximately 16.7% base salary increase for Mr. Allison were warranted to bring their targeted cash compensation to the median of the Peer Group.

For additional information regarding the base salaries of our NEOs as of December 27, 2014, please refer to the Summary Compensation Table.

Office Depot Annual Cash Bonus Plan

In fiscal 2014, the Compensation Committee simplified our 2014 Office Depot Annual Cash Bonus Plan by choosing adjusted operating income as the new performance metric for all of our NEOs except for Mr. Cosby who began his employment in July 2014. In fiscal year 2013, the metrics for the Office Depot Annual Cash Bonus Plan included SG&A expense, gross profit dollars and Sales. For fiscal 2014, the Compensation Committee reviewed the Annual Operating Plan approved by the Board and the key performance measures for the Company’s business. The Compensation Committee determined to structure the 2014 Office Depot Annual Cash Bonus Plan with free cash flow as a threshold funding metric and adjusted operating income as the primary performance metric.

In determining the performance targets for fiscal 2014, the Compensation Committee, employing rigorous compensation and incentive goal setting processes, chose performance targets that reflected stretch goals. Accordingly, if the Company’s free cash flow was lower than negative $400 million, no bonus would have been paid under the Office Depot Annual Cash Bonus Plan regardless of how the Company performed on other metrics. This threshold free cash flow funding metric was also intended to incentivize management to focus on expense reduction and capturing synergies from the Merger. In addition, greater cash flow leads to liquidity growth and creditor and vendor confidence. Due to the Company successfully capturing and exceeding expectations surrounding its merger integration synergies, the achievement of which was uncertain when the Compensation Committee set its performance targets in 2013, the Company attained its free cash flow target.

Actual payouts under the Office Depot Annual Cash Bonus Plan were based on the realized level of adjusted operating income and the Compensation Committee’s exercise of “negative discretion” to decrease payouts if such bonuses were not, in the Committee’s opinion, appropriately earned or should not be paid. The Compensation Committee selected adjusted operating income as the primary performance metric because it focused management on the key short-term drivers of sustainable value creation, including revenue generation, cost reduction and synergy realization, each of which is critical in driving earnings improvement. The Compensation Committee believed that the adjusted operating income metric directly impacts shareholder value and is easy to communicate to our various constituencies. For fiscal year 2014, the Compensation Committee set the target adjusted operating income goal at $164 million, which was approximately 65% above the Company’s pro forma adjusted operating income for 2013 of $99 million. The maximum adjusted operating income target of $197 million was intended to be a stretch goal that was approximately 100% above pro forma adjusted operating income for 2013 and was intended to be very difficult to achieve. Notwithstanding the uncertainty at the beginning of the performance period for 2014 related to the onboarding of a new Chief Executive Officer, building a new management team and embarking on a significant integration and restructuring process as a result of the Merger, the Company exceeded its performance goals for 2014, nearly tripling adjusted operating income to $289 million from pro forma $99 million in 2013.

The 2014 bonus metric was designed to allow for payouts to be determined within the range of threshold and maximum, so long as the minimum free cash flow performance threshold was achieved. Our Office Depot Annual Cash Bonus Plan payout was capped at 150% of target payout, as the Compensation Committee believed this cap was market competitive and, given the difficulties in predicting performance in the first full year following the Merger, fair to both management and our shareholders to protect against a windfall if the target goal was not as challenging as expected.

When considering whether the Company has reached the target performance metric for a payout under the Office Depot Annual Cash Bonus Plan, the Compensation Committee may determine to exclude significant unplanned and extraordinary items that may distort the Company’s performance after the Finance & Integration Committee has concluded that such adjustments were unplanned and extraordinary. This practice ensures that our executives will not be unduly influenced in their day-to-day decision-making because they would neither benefit nor be penalized as a result of certain unexpected and uncontrollable events or strategic initiatives that may positively or negatively affect the performance metric in the short-term.

In 2014, the Compensation Committee determined that certain expenses and adjustments, which the Finance & Integration Committee determined were unplanned and extraordinary, would be excluded from the determination of performance. These adjustments include adjustments to reflect the sale of OfficeMax de Mexico, impairments related to our North American stores and goodwill, restructuring charges, merger integration expenses and significant legal accruals. These items are quantified in the footnotes to the financial statements included in the Company’s Original Form 10-K for the fiscal year ended December 27, 2014. These extraordinary and unplanned items resulted in net adjustments to the calculation of achievement of the adjusted operating income metric.

For purposes of determining the level of achievement for each of the bonus metrics under the 2014 Office Depot Annual Cash Bonus Plan for all of the NEOs (other than Mr. Cosby), the Compensation Committee reviewed the Company’s 2014 audited financial statements approved by the Board’s Audit Committee. For fiscal year 2014, the Company achieved the free cash flow funding metric with free cash flow of $33 million and with adjusted operating income of $289 million. The Company’s significant achievement above the performance metric target was due to management’s significant achievement in realizing merger synergies. While the Company expected to realize approximately $170 million in total annual run-rate synergies during 2014 and end the year with annual run-rate synergies of approximately $340 million, actual achievement at the end of 2014 in these two measures was $290 million and $500 million, respectively. As a result of this significant achievement above targeted metrics, the Compensation Committee authorized bonuses under the 2014 Office Depot Annual Cash Bonus Plan to be paid at 150% of target to all of the NEOs (other than Mr. Cosby).

When Mr. Cosby joined the Company in July 2014, the Compensation Committee determined that because Mr. Cosby as President, North America is primarily responsible for the operating results of the North American Division, his 2014 Annual Cash Bonus would be based on the same free cash flow threshold funding metric as the other NEOs but that his primary performance metric would also be based in part on a separate North American Division adjusted operating income target. Actual payouts under Mr. Cosby’s 2014 Annual Cash Bonus were based (1) 75% on the realized level of the North America Division’s adjusted operating income, (2) 25% on the realized level of total company adjusted operating income, and (3) the Compensation Committee’s exercise of “negative discretion” to decrease payouts to an appropriate level. Further, Mr. Cosby’s 2014 Annual Cash Bonus would be based on a target attainment of 100% of annual base salary pro-rated in 2014 based on his date of hire. For fiscal year 2014, the North American Division achieved adjusted operating income of $236 million, and the Compensation Committee authorized a bonus to Mr. Cosby to be paid at 150% of target.

2014 Bonus Metric	Threshold Parameter (50% Payout)	Target Parameter (100% Payout)	Maximum Parameter (150% Payout)	2014 Performance
Adjusted Operating Income	$148 million	$164 million	$197 million	$289 million
North American Adjusted Operating Income	$103 million	$114 million	$137 million	$236 million

The threshold, target and maximum payout for each NEO are disclosed in the “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” column of the Grants of Plan-Based Awards table below. The actual dollar amounts earned by the Office Depot NEOs in 2014, pursuant to the 2014 Office Depot Annual Cash Bonus Plan, are disclosed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table below.

2014 Long-Term Incentive Program

The purpose of our long-term incentive program is to help retain our executive talent and further align the long-term interests of management with those of our shareholders. The objectives of long-term incentives and retention must be balanced such that successful, high-achieving employees remain motivated and committed even in periods of temporary market downturns or volatility in performance. As such, the Compensation Committee structured the 2014 LTIP for the NEOs (other than the CEO and CFO) consisting of:

(i)	50% restricted stock units, which contain only a service condition, with vesting in three equal annual installments; and

(ii)	50% performance stock units, which contain both a performance and service condition, with cliff vesting after three years.

In fiscal 2014, the Compensation Committee revised the performance measurement period for the performance stock units granted under the 2014 LTIP from a one-year performance period to a three-year performance period to better link the compensation program to long-term performance. In addition, the Compensation Committee revised the structure for the 2014 LTIP from one that used the two performance metrics of EBIT and free cash flow to one that is intended to qualify for tax deductibility under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) with free cash flow as a threshold funding metric and cumulative adjusted operating income as the sole performance metric. The Compensation Committee determined that the sole performance metric of adjusted operating income would more closely align the interests of our executive officers with our shareholders and encourage long-term value creation for the Company. As with the 2014 Office Depot Annual Cash Bonus Plan, actual payouts will be based on the level of adjusted operating income.

The performance metric for the performance stock units will be based on the achievement of a cumulative adjusted operating income target for the Company’s 2014-2016 fiscal years. The payouts under this metric are designed to be calculated upon achievement of a result exceeding such target (subject to a maximum payout of 150% above target), or upon an achievement below such target, but above a threshold. The target payout for the performance shares was set taking into consideration the median of the Peer Group. If actual cumulative adjusted operating income over the three-year performance period ending fiscal year 2016 is less than threshold, then the performance stock units will be forfeited. In addition, the Compensation Committee selected a three-year performance period for the performance stock units to provide sufficient alignment between management and long-term stockholder interests and serve as a retention tool for employees participating in the 2014 LTIP.

Why Did the Company Use the Same Performance Measures in Both Its Annual and Long-Term Incentives Plans?

For 2014, the Compensation Committee concluded that, given the difficulties in predicting performance following the Merger, adjusted operating income would be the key driver of shareholder value in the first year of the post-Merger Company because it focuses on achievement of Merger synergies and revenue generation. In addition, the Compensation Committee believed that the management team would perform better when it is focused on one reinforced, well understood metric that balances revenue, cost and profit objectives. The use of adjusted operating income would allow management to appropriately focus on driving down costs and achieving forecasted synergies, but also grow the top line. While the 2014 Office Depot Annual Cash Bonus Plan and the performance stock units granted under the 2014 LTIP both used the funding metric of free cash flow and the performance metric of adjusted operating income, the performance periods for the 2014 cash bonus and 2014 LTIP performance stock units are different, which ensures a balanced focus over the near- and long-term. The three-year performance period for the performance stock units granted under the 2014 LTIP ensures that NEOs are focused on sustainable, long-term performance. Furthermore, the Company has various controls in place to mitigate potential risk-taking as a result of the use of a single performance metric. These controls include a clawback policy, negative discretion used by the Compensation Committee to ensure that annual bonus and performance stock unit payouts are appropriate as well as robust executive stock ownership guidelines to ensure that NEOs are long-time shareholders of the Company.

 What are the key decisions of the Compensation Committee on 2015 executive compensation?

Although in fiscal 2014 the Company exceeded expectations for capturing merger integration synergies from its November 2013 merger with OfficeMax, the Company faces certain challenges associated with understanding where synergy opportunities lie within the combined Company. In order to continue to align executive compensation to the interests of our shareholders as we continue to identify and capture synergies during our integration process, the Compensation Committee decided to maintain for fiscal year 2015 our existing performance metrics. In addition, the Compensation Committee adjusted the LTIP performance period from a three-year performance period to a one-year performance period in order to create greater focus on delivering the budget in the year in which a merger is pending. This objective was deemed critical by the Committee because performance often slips in situations in which companies face a long lag between merger announcement and closing. Notably, prior to the merger, the Committee anticipated the use of relative total shareholder return in the LTIP but subsequently decided against introduction of this metric for 2015 since the stock price performance would be heavily influenced by the merger transaction.

Executive Compensation Process and Governance

What was the process used to determine executive compensation in 2014?

During 2014, the Compensation Committee engaged F.W. Cook as its independent compensation consultant to provide the Committee with peer group data and to review and advise on executive compensation matters, including:

•	Overall compensation philosophy;

•	Design of our short-term and long-term incentive programs;

•	Peer Group (as defined below) for 2014;

•	Executive compensation disclosure and discussion of best practices for such disclosure; and

•	Benchmarking of certain policies and practices, including the Director and executive stock ownership guidelines.

Members of management, including our CEO, Mr. Smith, provided input to the Compensation Committee regarding executive compensation. The Company’s management engaged Towers Watson to assist management in its executive compensation recommendations. Management provided input for Committee consideration regarding the performance metrics for the Company’s 2014 Office Depot Annual Cash Bonus Plan and 2014 Long-Term Incentive Plan. In addition, the Compensation Committee also consulted with management to arrive at the proper alignment of its compensation philosophy with the Company’s executive compensation programs and practices.

How is peer group data used by the Compensation Committee?

The Compensation Committee believes benchmarking is a useful method to gauge both the compensation level and compensation mix for executives within competitive job markets that are relevant to the Company. The Compensation Committee reviews data gathered from the proxy statements of our Peer Group (as defined below) for benchmarking purposes in its review and analysis of base salaries, bonuses, long-term incentives, and benefits/perquisites to establish our executive compensation program.

The Compensation Committee developed the following criteria to select the Company’s Peer Group:

•	Companies with revenues within one-half to two and one-half times the Company’s revenue;

•	Specialty retail companies with our same Global Industry Classical Standard code;

•	Companies with a mix of business-to-business and business-to-customer business models;

•	Companies with global operations;

•	Companies with a significant distribution function; and

•	Companies with whom we compete for executive talent.

Companies selected for the Peer Group were required to have a number of the characteristics described above, but not necessarily all of them.

Peer Group data is generally reviewed annually to determine if modifications to the Peer Group or the criteria used to determine the Peer Group are necessary. In April 2014, the Compensation Committee, in consultation with F.W. Cook, reviewed the Company’s 2014 Peer Group to account for the Company’s growth post-Merger. The Peer Group was modified to include companies for which our revenues in comparison would be at the median to the 75th percentile and our market cap would be at the 25th percentile.

The following companies comprised our Peer Group for 2014 (the “Peer Group”):

Aramark Corporation	Family Dollar Stores, Inc.	Rite Aid Corporation
Arrow Electronics, Inc.	GameStop Corp.	Staples, Inc.
AutoNation, Inc.	Genuine Parts Company	Tech Data Corporation
Avnet, Inc.	J.C. Penney Company, Inc.	The Gap, Inc.
Bed Bath & Beyond Inc.	Kohl’s Corporation	The TJX Companies, Inc.
Best Buy Co., Inc.	L Brands Inc.	W. W. Grainger, Inc.
Dollar General Corporation	Macy’s, Inc.

In addition to the benchmarking results, in making executive compensation decisions, the Committee generally considers:

•	The Company’s financial performance and the financial performance of the Peer Group when setting executive compensation;

•	Individual performance, tenure and responsibilities in the executive’s current position;

•	Target total direct compensation structures (i.e., sum of salary, annual bonus, and cash and equity awards);

•	Variable compensation program design; and/or

•	Benefit and perquisite offerings.

When making compensation decisions, the Compensation Committee considers each element of compensation individually (i.e. base salary, short-term incentives and long-term incentives), but also considers the target total direct compensation and mix of compensation paid to the NEOs.

Does the Compensation Committee take tax and accounting consequences into account when designing executive compensation?

Section 162(m) of the Code, generally does not allow a tax deduction to public companies for compensation in excess of $1 million paid to the CEO or any of the other NEOs, excluding the CFO. Certain compensation is specifically exempt from the deduction limit to the extent that it does not exceed $1 million during any fiscal year or is “performance-based” as defined in Code Section 162(m). The Compensation Committee strives to structure NEO compensation to be exempt from the deductibility limits set in Code Section 162(m) whenever possible. However, the Compensation Committee believes that tax deductibility is but one factor to consider in developing an appropriate compensation package for executives. As a result, the Compensation Committee reserves and will exercise its discretion in this area to design a compensation program that serves the long-term interests of the Company, but which may not qualify for tax deductibility as a result of Section 162(m).

In fiscal year 2014, a portion of the compensation paid to our NEOs will not be deductible for tax purposes pursuant to Code Section 162(m).

In addition to Code Section 162(m), the Compensation Committee considers other tax and accounting provisions in developing the pay programs for the NEOs, including:

•	The special rules applicable to fair value based methods of accounting for stock compensation; and

•	The overall income tax rules applicable to various forms of compensation.

While the Compensation Committee generally tries to compensate the NEOs in a manner that produces favorable tax and accounting treatment, the main objective is to develop fair and equitable compensation arrangements that appropriately incentivize, reward, and retain the NEOs and aligns our performance goals with shareholder returns.

Share usage requirements and resulting potential shareholder dilution from equity compensation awards is also considered by the Compensation Committee in determining the size of long-term incentive grants.

Do we have change of control agreements with our NEOs?

The Compensation Committee believes that change in control agreements effectively incentivize executives to remain engaged and strive to create shareholder value in the event that the Company becomes an acquisition target or is targeting another company for acquisition, despite the risk of job loss or the loss of equity vesting opportunity. In addition, these arrangements are necessary to attract and retain qualified executives who may have other job alternatives that may appear to them to be less risky absent these arrangements, and these arrangements are particularly important to the Company given the high levels of competition for executive talent in the retail sector.

In 2014, the Compensation Committee approved the CIC Plan pursuant to which the Company will provide certain severance pay and other benefits to several key executives, including the NEOs (other than the CEO), who are viewed by the Company as critical to the continued leadership of the Company in the event of a change in control. The Company’s use of a planned approach provides many benefits when compared to entering into individual change of control agreements with each NEO. In most instances, this method ensures consistent terms and provisions and allows the Company flexibility to amend or change its practices in response to market trends and best practices. The Company’s CIC Plan includes features considered to be best practices including a double trigger for change of control benefits.

For a detailed description of our change in control agreements, please see the section entitled “Summary of Executive Agreements and Potential Payments upon Termination or Change in Control” on page 36. Mr. Smith’s change in control provisions are included in his employment agreement, as described on page 38.

What types of perquisites are NEOs eligible to receive?

We provide the NEOs with a set of core benefits that are generally available to our other full-time employees (e.g., coverage for medical, dental, vision care, prescription drugs, annual physical, basic life insurance, long-term disability coverage), plus voluntary benefits that an NEO may select (e.g., supplemental life insurance).

In addition, we have a matching contribution to the 401(k) plan for all participants, including the NEOs, which is equal to 50% of employee deferrals on the first 4% of eligible earnings (up to plan limits). Although this matching contribution is below market, the Compensation Committee believes it is important to offer a benefit of this nature to further motivate and retain employees.

Consistent with the Peer Group and the current trend in executive compensation, we limit the perquisites provided to our NEOs. Other than the car allowances provided to our NEOs, perquisites are reserved for the attraction and retention of executive talent and to allow NEOs to efficiently handle the responsibilities of their position. The Company Aircraft Personal Use Policy states that the use of the Company-leased aircraft will be limited to the Chief Executive Officer and other executives as extenuating circumstance may require. Please see the “Summary Compensation Table” and the footnotes to such Table for further information concerning any such perquisites paid to our NEOs.

Do the Compensation Committee and Audit Committee review incentive plans to ensure that they do not encourage excessive risk-taking?

The Compensation Committee and Audit Committee jointly meet annually to review a report prepared by the Company’s Internal Audit Department upon such Department’s review of the design of each of the incentive plans for our regions, certain classifications of employees and business lines, and other relevant plans. Such report assesses whether or not any inappropriate actions had been taken under such plans, or whether such plans had any features to incentivize risk-taking.

The Committees jointly reported to the Board that they do not believe that any aspects of the 2014 compensation program encouraged the NEOs to take unnecessary and excessive risks. Additionally, the financial goals set forth in the Office Depot Annual Cash Bonus Plan and the long-term incentive program are based upon performance targets that the Compensation Committee believes are attainable without the need to take inappropriate risks or make material changes to the Company’s business or strategy. Furthermore, the Long-Term Incentive Plan awards vest over a three-year period to encourage a longer-term perspective. Finally, the equity component of the Company’s compensation program, coupled with the Company’s stock ownership guidelines, align executive and long-term shareholder interests because value is linked to changes in Company stock price.

Does the Board have a clawback policy for bonuses and awards paid to NEOs in the event the Company restates its financial results?

In February 2010, the Board adopted a policy for recoupment of incentive compensation (the “clawback policy”). The clawback policy provides that if the Company restates its reported financial results for any period beginning after January 1, 2010, the Board will review the bonus and other awards made to executive officers based on financial results during the period subject to the restatement. To the extent practicable and in the best interests of shareholders, the Board will seek to recover or cancel any such awards that were based on having met or exceeded performance targets that would not have been met under the restated financial results.

Are there any restrictions on the ability of our NEOs to engage in transactions involving Company stock?

In February 2011, the Board adopted an anti-hedging policy which prohibits hedging transactions with respect to Company securities by our directors, executive officers and all other employees.

Furthermore, in October 2014, the Board adopted an anti-pledging policy which prohibits our directors and executive officers from using Company stock as collateral for any borrowing.

Are the NEOs subject to any minimum requirements regarding ownership of Company stock?

The Compensation Committee believes that the NEOs should maintain a meaningful equity interest in the Company through the ownership of stock. As such, the following stock ownership guidelines are in place for our NEOs:

Position	Stock Ownership Requirement
CEO	6x annual base salary
All other NEOs	3x annual base salary

In 2014, we revised our stock ownership guidelines to be more robust and reflect current corporate governance trends. First, we required that all NEOs satisfy the ownership requirement by holding Company stock equal to a multiple of base salary rather than as a fixed number of shares. This requires NEOs to hold more shares in the event that the Company’s stock price decreases. Second, we eliminated the five-year stock ownership grace period after becoming a Section 16(b) officer of the Company for NEOs. The CEO and NEOs are now only permitted to sell stock before meeting the ownership requirements if they retain 50% of the net shares (after shares are disposed of to pay for taxes and acquisition), which is in line with Peer Group practice. Third, we changed the types of equity considered for purposes of determining compliance with the stock ownership guidelines to equity that is earned or vested, in order to make the ownership requirement more robust, which is defined as the following:

•	Shares held outright (including restricted stock for which the restrictions have lapsed and shares purchased on the open market);

•	Vested RSUs that have been deferred for tax purposes; and

•	Shares held in 401(k) accounts.

The current guidelines are deemed competitive according to the market data provided by F.W. Cook. The Compensation Committee annually reviews each NEO’s progress toward meeting the ownership guidelines.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the 2014 fiscal year, the Compensation Committee was comprised of the following directors, Mr. David M. Szymanski (Chair), Ms. Cynthia T. Jamison, and Messrs. V. James Marino and Michael J. Massey. Mr. Jeffrey C. Smith was also a member of the Compensation Committee until his resignation on September 10, 2014. Ms. Cynthia T. Jamison has served as a member of the Compensation Committee since October 16, 2014. During the 2014 fiscal year, all members of the Committee were Independent directors, and no member was an employee or former employee of the Company. In addition, none of the Company’s executive officers served on the board of directors or compensation committee (or other committee serving an equivalent function) of another entity whose executive officer served on the Company’s Compensation Committee.

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

The Compensation Committee of the Board of the Company has reviewed and discussed this Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company’s management and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K, as amended, for the fiscal year ended December 27, 2014.

  THE COMPENSATION COMMITTEE:

David M. Szymanski (Chair)

Cynthia T. Jamison

V. James Marino

Michael J. Massey

COMPENSATION PROGRAMS RISK ASSESSMENT

In 2015, the Compensation Committee, in a joint meeting with the Audit Committee, assessed the Company’s 2014 compensation programs and practices and concluded that such programs and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

The Company conducted a risk assessment that included a detailed qualitative and quantitative analysis of its compensation programs to which employees at all levels of the organization may participate, including the NEOs. The Compensation Committee also considers how the design of the Company’s compensation programs compares to compensation programs maintained by our peer companies. Based on the Company’s risk assessment, and the reviews done by the Compensation and Audit Committees, the Compensation Committee believes that the Company’s 2014 compensation programs have been appropriately designed to attract and retain talent and properly incentivize employees to act in the best interests of the Company.

The Company has programs and features that are designed to ensure that its employees, including the NEOs, are not encouraged to take unnecessary risks in managing the Company’s business, including:

—	Oversight of compensation programs (or components of programs) by the Compensation Committee;

—	Discretion provided to the Compensation Committee (including negative discretion) to set targets, monitor performance and determine final incentive award payouts;

—	Oversight of compensation programs (or components of programs) by a broad-based group of functions within the Company, including the Human Resources, Legal and Internal Audit departments;

—	A variety of programs that provide focus on both short-and long-term goals and that provide a balanced mixture of cash and equity compensation;

—	Incentives focused primarily on the use of financial metrics based on the annual operating plan which is approved by the Board;

—	Service-based vesting conditions with respect to equity-based awards; and

—	An incentive pay recoupment policy which provides for recoupment of incentive compensation in the event of a financial restatement.

The Company periodically monitors its incentive plans throughout the year to ensure that such plans do not encourage undue risk taking and appropriately balance risk and reward consistent with the Company’s enterprise risk management efforts.

SUMMARY COMPENSATION TABLE

The following table provides information regarding the Company’s Chief Executive Officer (Mr. Roland Smith), Chief Financial Officer (Mr. Stephen Hare) and the three other most highly compensated officers in 2014 (Mr. Mark Cosby, Ms. Elisa D. Garcia and Mr. Michael Allison), determined in accordance with the applicable SEC disclosure rules. The table provides information for 2012 and 2013 if the executive officer was included in the Company’s Summary Compensation Table for those years.

Summary Compensation Table for Fiscal Years 2012 - 2014

(a)	(b)	(c)		(d)		(e)		(f)		(g)		(h)	(i)	(j)
Named Officers and Principal Positions	Year	Salary(1) ($)		Bonus ($)		Stock Awards(2) ($)		Option Awards(2) ($)		Non-Equity Incentive Plan Compensation(3) ($)		Change in Pension Value and NQ Deferred Compensation Earnings ($)	All Other Compensation(4) ($)	Total ($)
Roland Smith Chief Executive Officer	2014		$1,400,000		$-		$-		$-		$3,150,000	$ -	$ 544,280	$ 5,094,280
	2013		$177,692		$2,350,000		$12,500,000		$4,473,000		$-	$ -	$ 148,581	$19,649,273

Stephen Hare Executive Vice President and Chief Financial Officer	2014 2013	$ $	750,000 57,692	$ $	- 500,000	$ $	- 2,028,000	$ $	- 1,525,000	$ $	956,250 -	$ - $ -	$ 202,211 $ 21,200	$ 1,908,461 $ 4,131,892

Mark Cosby President, North America	2014		$375,962		$500,000(5)		$3,500,000		$-		$563,943	$ -	$ 68,525	$ 5,008,430

Michael Allison Executive Vice President and Chief People Officer	2014 2013	$ $	525,000 450,000	$ $	500,000(6) -	$ $	900,000 1,744,200	$ $	- -	$ $	667,292 360,167	$ - $ -	$ 99,789 $ 62,122	$ 2,692,081 $ 2,616,489

Elisa D. Garcia Executive Vice President and Chief Legal Officer	2014		$575,000		$-		$900,000		$-		$723,542	$ -	$ 50,800	$ 2,249,342
	2013		$500,000		$500,000		$1,744,200		$-		$391,667	$ -	$ 35,700	$ 3,171,567
	2012		$485,000		$500,000		$321,200		$-		$300,737	$ -	$ 37,500	$ 1,644,437

(1)	Column (c) is used to record salary amounts that include cash compensation earned by each NEO during fiscal years 2014, 2013 and 2012 as well as any amounts earned in those years but contributed into an NEO’s 401(k) Plan at the election of the NEO. Certain of our NEOs received prorated salaries in either 2013 or 2014, as applicable, due to the commencement date of their employment with the Company. The dollar amount in column (c) for Mr. Smith reflects his 2013 salary prorated for a November 12, 2013 start date. The dollar amount in column (c) for Mr. Hare reflects his 2013 salary prorated for a December 2, 2013 start date. The dollar amount in column (c) for Mr. Cosby reflects his 2014 salary prorated for a July 21, 2014 start date.

(2)	The dollar amounts in columns (e) and (f) reflect the aggregate grant date fair value of equity awards granted within the fiscal year under the 2007 LTIP and the 2003 OfficeMax Incentive and Performance Plan (the “2003 Plan”), as applicable, in accordance with FASB ASC Topic 718 for stock-based compensation. These amounts reflect the total grant date fair value for these awards, and do not correspond to the actual value that will be recognized as income by each of the NEOs when received. Assumptions used in the calculation of these award amounts are included in Notes 1 and 13 to the consolidated financial statements included in our Original Form 10-K for the year ended December 27, 2014. For 2014, the aggregate grant date fair value of equity awards reported in column (e) reflects the grant date fair value of performance-based stock units plus the grant date fair value of time-vested restricted stock units granted to the NEOs. The grant date fair value of the performance-based stock units at the maximum level of achievement is $2,625,000 for Mr. Cosby and $675,000 for Mr. Allison and Ms. Garcia. Mr. Smith and Mr. Hare did not receive equity awards in 2014 because the grants of equity awards made to them in 2013 were intended to cover long-term incentives for 2013 and 2014.

(3)

Unless otherwise specified in this footnote, the amounts in column (g) reflect cash awards earned under the 2014 Office Depot Annual Cash Bonus Plan, which is previously discussed in more detail in the Compensation Discussion and Analysis (“CD&A”) under the “Office Depot Annual Cash Bonus Plan” section. In addition, amounts also include the performance cash payout of the third tranche of the 2012 Long-Term Incentive Program for Mr. Allison and Ms. Garcia. For the 2014 Annual Cash Bonus, the amount reported was based on fiscal year 2014 performance and was paid to all of the NEOs in March of 2015. The performance cash which was based upon fiscal year 2012 performance is subject to vesting in the following manner: 1/3 of the award was paid to NEOs in March 2013 after the 2012 results were certified by the Compensation Committee, while the remaining 2/3 of the award was paid in equal installments in March 2014 and March 2015 provided that the NEO remained employed with the Company. Accordingly, the final 1/3 tranche is reported as earned by the eligible NEOs in 2014.

(4)	The dollar amounts in column (i) summarize the amounts included in the “Other Compensation Table for Fiscal Year 2014” that follows, which reflects the types and dollar amounts of perquisites and other personal benefits provided to the NEOs during the fiscal year 2014. For purposes of computing the dollar amounts of the items listed in the Other Compensation Table, except as otherwise noted, the actual incremental costs to the Company of providing the perquisites and other personal benefits to the NEOs was used. Each perquisite and other personal benefit included in the Other Compensation Table that follows is described in more detail in the narratives immediately following the table.

(5)	The dollar amount in column (d) for Mr. Cosby represents a sign-on bonus paid to Mr. Cosby pursuant to the terms of his letter agreement and sign-on bonus agreement described under the section entitled “Summary of Executive Agreements and Potential Payments upon Termination or Change of Control—Executive Agreements—Agreements with Mark Cosby as President, North America”. This amount is contingent upon his continued service with the Company for 12 months following his start date.

(6)	The dollar amount in column (d) for Mr. Allison represents a retention bonus paid to him pursuant to the terms of his retention agreement described under the section entitled “Summary of Executive Agreements and Potential Payments upon Termination or Change of Control—Executive Agreements—Agreements with Michael Allison as Executive Vice President and Chief People Officer”.

OTHER COMPENSATION TABLE FOR FISCAL YEAR 2014

Other Compensation Table for Fiscal Year 2014
Summary Compensation Table, Column (i) Components
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Named Officers	Car Allowance(1) ($)	401k Match(2) ($)	Personal Aircraft Usage(3) ($)	Relocation(4) ($)	Other(5) ($)	Total ($)
Roland Smith	$ 25,000	$ 5,200	$ 84,737	$ 429,343	$ -	$ 544,280
Stephen Hare	$ 15,600	$ 5,200	$ -	$ 181,411	$ -	$ 202,211
Mark Cosby	$ 6,900	$ -	$ -	$ 31,625	$ 30,000	$ 68,525
Michael Allison	$ 15,600	$ 5,200	$ -	$ -	$ 78,989	$ 99,789
Elisa D. Garcia	$ 15,600	$ 5,200	$ -	$ -	$ 30,000	$ 50,800

(1)	Column (b) reflects the car allowance of each NEO during fiscal year 2014 as part of the Executive Car Allowance Program.

(2)	Column (c) reflects the Company cost of matching contributions under our 401(k) Plan of up to 2% of eligible compensation for the 2014 fiscal year up to the IRS annual compensation limits.

(3)	The amount in column (d) reflects the fiscal year 2014 incremental cost of personal use of Company-leased aircraft. The amount includes the actual cost of fuel and additives, per hour accruals of maintenance service plans, trip-related crew hotels and meals, in-flight food and beverages, landing and ground handling fees, hangar or aircraft parking costs, certain other smaller variable costs for each personal trip leg plus an allocation of maintenance costs based on the per mile cost to maintain the aircraft multiplied by the number of personal miles flown. Fixed costs that would be incurred in any event to operate Company aircraft (e.g., aircraft and hangar lease costs, depreciation, and flight crew salaries) are not included.

(4)	Column (e) reflects amounts earned by the NEOs in fiscal year 2014 for payments made to the NEOs and to third parties on behalf of the NEOs for non-qualified (taxable) and qualified (non-taxable) expenses associated with the Company’s Executive Relocation Program. These amounts include $144,009, $12,582 and $38,496 in tax gross-ups related to the relocation payments for Messrs. Smith, Cosby and Hare, respectively.

(5)	The amount in column (f) represents the value of all other perquisites and benefits earned by each NEO during the 2014 fiscal year. The amounts for Mr. Cosby and Ms. Garcia represent the cost of Company matching contributions on behalf of the NEO to eligible charitable organizations under the Executive Matching Gifts Program. The amount for Mr. Allison includes (i) $30,000 in Company matching charitable contributions and (ii) $48,989 for costs related to personal expenses associated with his spouse attending Company-sponsored events, of which $20,551 is the related tax gross-up.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2014

Grants of Plan-Based Awards in Fiscal Year 2014
(a)	(b)	(c-e)			(f-h)			(i)	(j)	(k)	(l)
Named Officers	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares / Units(3) (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(4) ($)

		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Roland Smith	12/29/2013	$1,050,000	$2,100,000	$3,150,000	-	-	-	-	-	-	-
Stephen Hare	12/29/2013	$318,750	$637,500	$956,250	-	-	-	-	-	-	-
Mark Cosby	7/21/2014	$187,981	$375,962	$563,943	-	-	-	-	-	-	-
	7/21/2014	-	-	-	172,584	345,167	517,751	-	-	-	$1,750,000
	7/21/2014	-	-	-	-	-	-	345,167	-	-	$1,750,000
Michael Allison	12/29/2013	$196,875	$393,750	$590,625	-	-	-	-	-	-	-
	3/28/2014	-	-	-	54,745	109,489	164,234	-	-	-	$450,000
	3/28/2014	-	-	-	-	-	-	109,489	-	-	$450,000
Elisa D. Garcia	12/29/2013	$215,625	$431,250	$646,875	-	-	-	-	-	-	-
	3/28/2014	-	-	-	54,745	109,489	164,234	-	-	-	$450,000
	3/28/2014	-	-	-	-	-	-	109,489	-	-	$450,000

(1)	Column (c) reflects the minimum payments each NEO could expect to receive if the Company reached at least its threshold performance goal set by the Compensation Committee in fiscal year 2014 under the 2014 Office Depot Annual Cash Bonus Plan. Threshold was set at 50% of target for all NEOs. The financial performance goal was targeted to pay out at 100% upon achievement with a maximum payout of 150% of target to be paid if target was exceeded. Column (d) reflects the target payments each NEO could expect to receive if the Company reached its target performance goals in 2014 under the 2014 Office Depot Annual Cash Bonus Plan. Each NEO’s target annual bonus is expressed as a percentage of such officer’s bonus eligible earnings. For 2014, the target bonus percentage was 150% of bonus eligible earnings for Mr. Smith, 100% for Mr. Cosby, 85% for Mr. Hare and 75% for Mr. Allison and Ms. Garcia. Column (e) reflects the maximum payout each NEO could expect to receive if target was exceeded. Performance below threshold resulted in no bonus being paid. The bonus payouts were interpolated at a single rate between threshold and target and at a lower rate between target and maximum. See the “Office Depot Annual Cash Bonus Plan” section earlier in this Annual Report on Form 10-K, as amended for additional details on the 2014 Office Depot Annual Cash Bonus Plan.

(2)	Columns (f) through (h) reflect the threshold, target and maximum payouts for performance stock units granted pursuant to the Company’s 2007 LTIP for Mr. Allison and Ms. Garcia and 2003 Plan for Mr. Cosby. NEOs will be eligible to earn all or a portion of an amount in excess of their target share award based on the Company’s financial performance target for the Company’s three-year cumulative fiscal period running from 2014 through 2016 relative to the threshold, target, and maximum levels established by the Compensation Committee. In addition to the Company satisfying at least the threshold performance condition, NEOs must also satisfy the service condition to become vested in their eligible award by remaining continuously employed by the Company from the date of grant until the vesting date on the third anniversary of the grant date. Further description of the NEO’s 2014 long-term incentive award is discussed in the “2014 Long-Term Incentive Program” section.

(3)	Column (i) represents time-vested RSUs granted pursuant to the Company’s 2007 LTIP for Mr. Allison and Ms. Garcia and 2003 Plan for Mr. Cosby. The RSUs will vest one-third on each of the first, second and third anniversaries of the grant date, provided that each NEO is continuously employed by the Company from the grant date until each such anniversary date.

(4)	Column (l) is computed in accordance with FASB ASC Topic 718 for stock-based compensation. See Notes 1 and 13 of the consolidated financial statements in our Original Form 10-K for the year ended December 27, 2014 regarding assumptions underlying the valuation of equity awards. The grant date fair value of the equity incentive plan awards are based on the probable outcome at target. These amounts do not correspond to the actual value that will be recognized as income by each of the NEOs when received.

OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR-END

Outstanding Equity Awards at 2014 Fiscal Year-End
	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Named Officers	Number of Securities Underlying Unexercised Options – Exercisable (#)	Number of Securities Underlying Unexercised Options – Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Roland Smith	500,000(1)	1,000,000	-	$5.21	11/12/23	-	-	-	-
	-	-	-	-	-	1,199,616(2)	$10,604,605	1,199,616(2)	$10,604,605
Stephen Hare	166,666(1)	333,334	-	$5.35	12/2/23	-	-	-	-
	-	-	-	-	-	229,533(3)	$ 2,029,072	149,533(3)	$ 1,321,872
Mark Cosby	-	-	-	-	-	345,167(4)	$ 3,051,276	345,167(4)	$ 3,051,276

Michael Allison	15,000(5)	-	-	$7.7100	3/8/17	-	-	-	-
	3,118(6)	-	-	$5.1300	6/8/17	-	-	-	-
	25,000(7)	-	-	$4.2700	5/3/18	-	-	-	-
	55,000(8)	-	-	$5.3400	7/19/18	-	-	-	-
	-	-	-	-	-	30,418(9)	$ 268,895	-	-
	-	-	-	-	-	167,200(10)	$ 1,478,048	-	-
	-	-	-	-	-	109,489(11)	$ 967,883	109,489	$ 967,883
Elisa D. Garcia	75,000(12)	-	-	$0.8500	3/4/16	-	-	-	-
	112,500(12)	-	-	$1.0625	3/4/16	-	-	-	-
	112,500(13)	-	-	$7.7100	3/8/17	-	-	-	-
	112,500(13)	-	-	$9.6380	3/8/17	-	-	-	-
	35,466(6)	-	-	$5.1300	6/8/17	-	-	-	-
	80,000(14)	-	-	$5.3400	5/3/18	-	-	-	-
	-	-	-	-	-	30,418(9)	$ 268,895	-	-
	-	-	-	-	-	167,200(10)	$ 1,478,048	-	-
	-	-	-	-	-	109,489(11)	$ 967,883	109,489	$ 967,883

(1)	Represents grants of non-qualified stock options awarded to Messrs. Smith and Hare on November 12, 2013 and December 2, 2013, respectively, under the 2007 LTIP in connection with commencement of employment with the Company. These options vest in three equal installments on the first, second and third anniversaries of the grant date so long as the NEO is continuously employed through those dates.

(2)	On November 13, 2013, Mr. Smith was granted two awards under the 2003 Plan. The first grant consists of 1,199,616 performance shares at target with an eligible payout of up to 150% of the target shares based on the achievement of certain financial measures established by the Compensation Committee over the 3-year performance period ending on December 31, 2016. The payout of the performance grant is dependent upon the attainment of the specific metrics established by the Committee. Mr. Smith received a grant of 1,199,616 time-vested RSUs with a service period ending on November 12, 2016. These grants are intended to cover long-term incentives for 2014 and 2015.

(3)	On December 2, 2013, Mr. Hare was granted two awards under the 2003 Plan. The first grant consists of 149,533 performance shares at target with an eligible payout of up to 150% of the target shares based on the achievement of certain financial measures established by the Committee over the 3-year performance period ending on December 31, 2016 and will cliff vest upon attainment, if any, of the specific performance criteria so long as Mr. Hare is continuously employed by the Company from the grant date through the performance end date. Mr. Hare received a grant of 229,533 time-vested RSUs with a service period ending on December 2, 2016. These grants were intended to cover long-term incentives for 2014.

(4)	On July 21, 2014, in connection with the commencement of Mr. Cosby’s employment with the Company, he was granted two awards under the 2003 Plan. The first grant consists of 345,167 performance stock units at target with an eligible payout of up to 150% of the target shares based on the achievement of certain financial measures established by the Compensation Committee over the 3-year cumulative performance period ending on December 31, 2016. Amounts will cliff vest upon attainment, if any, of the specific performance criteria so long as Mr. Cosby is continuously employed by the Company through the third anniversary of the grant date. Mr. Cosby received a grant of 345,167 time-vested RSUs with a grant date of July 21, 2014. These RSUs vest in three equal installments on the first, second and third anniversaries of the grant date so long as Mr. Cosby is continuously employed through those dates.

(5)	Prior to his appointment to the executive committee in July of 2011, Mr. Allison was granted at-the-money non-qualified stock options on March 8, 2010 under the 2007 LTIP as part of the annual grant to non-executives. These options vested in three equal annual installments beginning on the first anniversary of the grant date.

(6)	Represents new at-the-money non-qualified stock options granted to Ms. Garcia and Mr. Allison, as applicable, in exchange for old out-of-the-money non-qualified stock options as part of the Offer to Exchange that the Company offered to its non-executive employees on June 8, 2010 following shareholder approval. Mr. Allison and Ms. Garcia were not NEOs for 2009 and therefore were eligible to participate in the exchange.

(7)	Prior to his appointment to the executive committee in July of 2011, Mr. Allison was granted at-the-money non-qualified stock options on May 3, 2011 under the 2007 LTIP as part of the annual grant to non-executives. These options vested in three equal installments beginning on the first anniversary of the grant date.

(8)	Upon his appointment to the executive committee, Mr. Allison was granted premium-priced non-qualified stock options on July 19, 2011 under the 2007 LTIP. These options vested in three equal installments beginning on the first anniversary of the grant date.

(9)	Represents two grants awarded to Mr. Allison and Ms. Garcia on March 16, 2012 under the 2007 LTIP. The first grant of restricted stock shares is subject to vesting based on a service requirement, and the second grant of RSUs is subject to vesting based on both performance and service requirements. The service component under both awards requires that the shares vest in three equal annual installments beginning on the first anniversary of the grant date as long as Mr. Allison and Ms. Garcia are continuously employed through those dates. The performance component under the second grant was based on a financial metric for the Company’s 2012 fiscal year.

(10)	Represents two grants awarded to Mr. Allison and Ms. Garcia on February 18, 2013 under the 2007 LTIP. The first grant of restricted stock shares is subject to vesting based on a service requirement, and the second grant of RSUs is subject to vesting based on both performance and service requirements. The service component under both awards requires that the shares vest in three equal annual installments beginning on the first anniversary of the grant date as long as Mr. Allison and Ms. Garcia are continuously employed through those dates. The performance component under the second grant was based on a financial metric for the Company’s 2013 fiscal year.

(11)	Represents two grants awarded to Mr. Allison and Ms. Garcia on March 28, 2014 under the 2007 LTIP. The first grant of RSUs is subject to vesting based on a service requirement with one-third of the total award vesting on each of the first, second and third anniversaries of the grant date so long as Mr. Allison is continuously employed through those dates. The second grant of RSUs is subject to vesting based on both performance and service requirements. The performance component under the second grant was based on a cumulative financial metric for the Company’s 2014 – 2016 fiscal years and will vest in one lump sum on the third anniversary of the grant date.

(12)	Represents an annual grant of non-qualified stock options awarded to Ms. Garcia on March 4, 2009 under the 2007 LTIP. 50% of the grant consisted of at-the-money options and 50% consisted of premium-priced options. The options vested in three equal annual installments beginning on the first anniversary of the grant date.

(13)	Represents an annual grant of non-qualified stock options awarded to Ms. Garcia on March 8, 2010 under the 2007 LTIP. 50% of the grant consisted of at-the-money options and 50% consisted of premium-priced options. The options vested in three equal annual installments beginning on the first anniversary of the grant date.

(14)	Represents an annual grant of premium-priced non-qualified stock options awarded to Ms. Garcia on May 3, 2011 under the 2007 LTIP which vested in three equal annual installments beginning on the first anniversary of the grant date.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2014

Option Exercises and Stock Vested in Fiscal Year 2014
	Option Awards		Stock Awards
(a)	(b)	(c)	(d)	(e)
Named Officers	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Michael Allison	-	-	129,890	$ 647,809
Elisa D. Garcia	-	-	129,889	$ 638,420

(1)	Value of restricted stock and/or RSUs calculated by multiplying the number of shares by the fair market value of the Company’s common stock on The Nasdaq Global Select Market on the vesting date.

DIRECTOR COMPENSATION

Annual Retainer Fee

The Compensation Committee set the current compensation for the non-management directors at an annual targeted economic value (“annual retainer fee”) of $200,000, with $75,000 to be in the form of cash, payable in equal quarterly installments at the end of each quarter during which the director served; no deferrals of cash payments are permitted by the directors. The remaining $125,000 of the annual retainer fee must be taken in the form of RSUs. The reason why our director compensation program is structured to have the majority of the annual retainer fee payable in equity is to more closely align our directors’ compensation with the interests of our shareholders. The equity payment is typically granted in a lump sum as soon as administratively practicable following the release of election results from the annual shareholder meeting, which is generally held in April, and is automatically deferred and distributed in shares six months following termination of service on the Board. By granting equity compensation to directors using RSUs, the long-term interest of the directors in the Company is achieved without the additional accounting expenses from the use of a stock option grant.

The Lead Director and Audit Committee Chair each receive additional compensation of $25,000 annually for serving in those roles, the Compensation Committee Chair and Finance & Integration Chair each receive additional compensation of $20,000 annually for serving in their respective roles, and the Corporate Governance and Nominating Committee Chair receives an additional $15,000 annually. The additional compensation for services as the Lead Director or as a committee chair must be taken in the form of RSUs.

The current amount of the annual retainer fee for our non-management directors was approximately at the median compensation of the boards of directors of our Peer Group for fiscal year 2010. Since then, each year the Compensation Committee reviews our directors’ Compensation Program. At its review in December 2014, and based on compensation provided to non-management directors of the Peer Group, no changes were recommended to the dollar amount of the annual retainer fee payable to our non-management directors for 2015.

Director Stock Ownership Guidelines

Directors are required to own five times the directors’ annual cash retainer, or $375,000 (excluding chair retainer fees) in shares of the Company’s common stock. Furthermore, directors must retain 100% of net shares awarded (after shares are disposed of to pay for taxes and acquisition) until termination of their service on the Board.

The Compensation Committee reviews the stock ownership guidelines for our directors annually, with the assistance from its independent compensation committee consultant, to ensure that such guidelines align with best market practices, including the practices of a majority of the Company’s Peer Group, and with management’s ownership guidelines. In addition, the Compensation Committee annually reviews each director’s progress toward meeting the ownership guidelines.

DIRECTOR COMPENSATION TABLE FOR FISCAL YEAR 2014

Director Compensation Table for Fiscal Year 2014
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(2)(3) ($)	Option Awards(4) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and NQ Deferred Compensation Earnings ($)	All Other Compensation(5) ($)	Total(6) ($)
Warren Bryant	$75,000	$125,000	-	-	-	$30,000	$230,000
Francesca Ruiz de Luzuriaga	$75,000	$162,500	-	-	-	-	$237,500
Rakesh Gangwal	$75,000	$125,000	-	-	-	-	$200,000
Cynthia Jamison	$75,000	$125,000	-	-	-	-	$200,000
James Marino	$75,000	$125,000	-	-	-	-	$200,000
Michael Massey	$75,000	$125,000	-	-	-	$2,000	$202,000
Jeffrey Smith(7)	$51,970	$125,000	-	-	-	-	$176,970
David Szymanski	$75,000	$155,000	-	-	-	-	$230,000
Nigel Travis	$75,000	$165,000	-	-	-	$30,000	$270,000
Joseph Vassalluzzo	$75,000	$155,000	-	-	-	$25,000	$255,000

(1)	The dollar amounts in column (c) reflect the aggregate grant date fair value of equity awards granted within the fiscal year in accordance with the FASB Accounting Standards Codification Topic 718 for stock-based compensation. These amounts reflect the total grant date fair value for these awards, and do not correspond to the actual cash value that will be recognized by each of the directors when received. See Notes 1 and 13 of the consolidated financial statements in the Company’s Original Form 10-K for the fiscal year ending December 27, 2014 regarding the underlying assumptions used in the valuation of equity awards.

(2)	The “Equity Compensation Paid to directors for Fiscal Year 2014” table that follows represents the aggregate grant date fair value of awards of restricted stock granted to our directors under the Company’s LTIP in 2014. Annual awards are calculated by a dollar value that is then translated into restricted stock based on the closing stock price on the date of grant.

(3)	As of December 27, 2014, the aggregate number of stock awards, consisting of restricted stock units convertible into shares of the Company’s common stock, outstanding at fiscal year end for our directors are set forth as follows: Warren Bryant 243,048, Francesca Ruiz de Luzuriaga 234,225, Rakesh Gangwal 551,874, Cynthia Jamison 24,752, James Marino 159,652, Michael Massey 49,077, Jeffrey Smith 24,752, David Szymanski 232,730, Nigel Travis 83,280, and Joseph Vassalluzzo 30,733. All restricted stock units are fully vested as of December 27, 2014, but distribution is deferred until six months following the Director’s separation from service with the Company. Please see the table “Equity Compensation Paid to directors for Fiscal Year 2014” that follows for all equity granted in 2014.

(4)	As of December 27, 2014, the aggregate number of option awards outstanding at fiscal year end for our directors are set forth as follows: Warren Bryant 1,178, Francesca de Luzuriaga 12,164, and Rakesh Gangwal 20,667.

(5)	“All Other Compensation” consists of Company matching contributions on behalf of the directors to eligible charitable organizations. In addition, Messrs. Bryant, Gangwal, Szymanski and Ms. Luzuriaga also received cash dividends which had accrued on restricted stock which had been granted to them as legacy OfficeMax directors.

(6)	The directors receive annual compensation of: (a) $75,000 in cash, prorated for time in position, and (b) the remainder of the annual retainer fees and chair fees, if applicable, in restricted stock as discussed further in the “Director Compensation” section.

(7)	Jeffrey Smith resigned from his position on the Board on September 10, 2014.

EQUITY COMPENSATION PAID TO DIRECTORS FOR FISCAL YEAR 2014

Equity Compensation Paid to Directors for Fiscal Year 2014
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Directors	Grant Date	Option Awards (#)	Grant Date Fair Value of Option Awards ($)	Stock Awards (#)	Grant Date Fair Value of Stock Awards(1) ($)	Total Value of Equity Awards for 2014 ($)
Warren Bryant	5/8/14	-	-	24,752	$5.05	$125,000
Francesca Ruiz de Luzuriaga	1/8/14	-	-	2,525	$4.95	$ 12,500
	5/8/14	-	-	29,703	$5.05	$150,000
Rakesh Gangwal	5/8/14	-	-	24,752	$5.05	$125,000
Cynthia Jamison	5/8/14	-	-	24,752	$5.05	$125,000
James Marino	5/8/14	-	-	24,752	$5.05	$125,000
Michael Massey	5/8/14	-	-	24,752	$5.05	$125,000
Jeffrey Smith	5/8/14	-	-	24,752	$5.05	$125,000
David Szymanski	1/8/14	-	-	2,020	$4.95	$ 10,000
	5/8/14	-	-	28,713	$5.05	$145,000
Nigel Travis	5/8/14	-	-	32,673	$5.05	$165,000
Joseph Vassalluzzo	1/8/14	-	-	2,020	$4.95	$ 10,000
	5/8/14	-	-	28,713	$5.05	$145,000

(1)	Amounts are determined using the closing stock price of the Company’s common stock on the grant date. See footnote 2 in the previous “Director Compensation Table for Fiscal Year 2014” for additional information.

SUMMARY OF EXECUTIVE AGREEMENTS AND POTENTIAL PAYMENTS UPON

TERMINATION OR CHANGE IN CONTROL

Overview

This section summarizes the key agreements governing the employment of the Named Executive Officers: Roland C. Smith, Stephen E. Hare, Mark Cosby, Michael Allison, and Elisa D. Garcia C. It also summarizes the potential payments that the NEOs stand to receive upon termination or a change in control of the Company. Providing these considerations allows Office Depot to attract top talent in a competitive sector, allows executives to focus on their jobs without distraction, and ensures that critical executives will remain committed to Office Depot’s mission in the event of a change of control.

The receipt of severance benefits are conditioned on the NEO’s agreement to a standard release, as well as continued observance of confidentiality, non-compete, and non-solicitation provisions in their agreements.

Key Definitions

Cause.  Generally, “Cause” is defined in this section as any of the following:

•	Willful failure to perform material duties (other than any such failure resulting from incapacity due to physical or mental illness);

•	Willful failure to comply with any valid and legal directive of (as to Mr. Smith) the Board or (as to Mr. Hare, Mr. Cosby, Mr. Allison, and Ms. Garcia) the CEO;

•	Engagement in dishonesty, illegal conduct or misconduct, which is, in each case, materially injurious to the Company or its affiliates;

•	Embezzlement, misappropriation or fraud, whether or not related to employment with the Company;

•	Conviction of or plea of guilty or nolo contendere to a crime that constitutes a felony (or state law equivalent) or a crime that constitutes a misdemeanor involving moral turpitude;

•	Willful violation of a material policy of Company; or

•	Material breach of any material obligation in any written agreement with the Company or (as to Mr. Hare and Mr. Cosby) the willful unauthorized disclosure of confidential information.

Change in Control.  Generally, “Change in Control” is defined in this section as the following events:

•	Any person or group, other than an exempt person, is or becomes the “beneficial owner” of 30% or more of the combined voting power of the Company without the approval of the Board;

•	Any person, other than an exempt person, is or becomes the “beneficial owner” of greater than 50% of the combined voting power of the outstanding securities of the Company;

•	During any two consecutive year period, individuals whose election by the Board were approved by at least one-half or (as to Mr. Smith) two-thirds of the directors then still in office cease for any reason to constitute a majority of the Board;

•	Consummation of a merger or consolidation of the Company with any other corporation (subject to certain exceptions);

•	Sale or disposition by the Company of all or substantially all of the Company’s assets, other than a sale to an exempt person; or

•	Approval by shareholders of a plan of complete liquidation or dissolution of the Company.

For the purposes of the change in control agreement currently in effect for Mr. Allison and Ms. Garcia, the merger with OfficeMax in November 2013 constituted a Change in Control, and Mr. Allison and Ms. Garcia are still within the 24 month Change in Control period.

Disability.  Generally, “Disability” is defined in this section as:

•	Inability, due to physical or mental incapacity, to substantially perform duties and responsibilities for one hundred eighty (180) days out of any three hundred sixty-five (365) day period or one hundred twenty (120) consecutive days; or

•	Eligibility to receive long-term disability benefits under the Company’s long-term disability plan.

Under Mr. Hare’s equity compensation agreements, he will only be considered “Disabled” if he has been determined to be eligible to commence benefits under the Company’s long-term disability program.

Good Reason.  Generally, “Good Reason” is defined in this section as the occurrence of any of the following during the executive’s employment:

•	Reduction in base salary;

•	Reduction in target bonus opportunity;

•	Relocation of executive’s principal place of employment by more than 25 miles (as to Mr. Smith) or by more than 50 miles (as to other NEOs);

•	Failure of the Company to obtain a satisfactory agreement from any successor to assume and agree to perform the employment or compensation agreement; or

•	Material diminution in executive’s authority, duties or responsibilities (other than temporarily due to physical or mental incapacitation).

•	As to the employment agreement for Mr. Smith and the letter agreements for Mr. Cosby and Mr. Hare, “Good Reason” also includes:

•	Any material breach by the Company of any material provision of the executive’s employment agreement.

•	Under the new and legacy “CIC Plan”, “Good Reason” also includes:

•	Material reduction in the aggregate benefits and compensation or material failure to comply with compensation and benefits provisions, as applicable.

•	As to Mr. Smith, “Good Reason” also includes:

•	Non-renewal of executive’s employment agreement by Company;

•	Company’s failure to nominate executive for election to the Board;

•	Company’s removal of executive from the Board other than for Cause,

•	Company’s removal of executive from the position of Chairman of the Board (other than for Cause) unless the New York Stock Exchange or regulatory changes require separation of the positions of Chairman and CEO;

•	Shareholders’ failure to elect or re-elect executive to the Board;

•	Board’s failure to elect or re-elect executive as Chairman of the Board (other than for Cause) unless New York Stock Exchange or regulatory changes require separation of the positions of Chairman and CEO; or

•	Material adverse change in reporting structure.

Executive Agreements

Agreements with Roland Smith as Chairman and CEO

Employment Agreement.  The company’s Chairman and Chief Executive Officer, Mr. Roland Smith, is employed pursuant to the terms of an employment agreement effective November 12, 2013. Pursuant to the terms of the agreement, Mr. Smith is eligible to receive the following:

•	Base salary of $1,400,000 per annum, subject to annual review by the Board for possible increase (but not decrease);

•	Annual target bonus equal to 150% or up to 300% of his base salary starting in 2014, based on achievement of certain performance goals to be established by the Board or the Compensation Committee; and

•	Certain benefits and perquisites.

During fiscal year 2014, Mr. Smith’s salary was $1,400,000 and his bonus target payout was 150% of base salary.

Non-Qualified Stock Option Award Agreement.  On November 12, 2013, the Company entered into a 2013 non-qualified stock option award agreement with Mr. Smith. Pursuant to the agreement, the Company granted Mr. Smith on November 12, 2013, an option to purchase 1,500,000 shares of Company common stock at an exercise price of $5.21 per share, the closing price of the common stock on the New York Stock Exchange on November 12, 2013. The option will vest and become exercisable with respect to 33% of the option shares on each of the first three anniversaries of the grant date. No portion of the option may be exercised after the option’s expiration date of November 12, 2023. Except as otherwise provided in the agreement, the option is subject to all the terms and conditions of the 2007 LTIP.

Restricted Stock Unit Award Agreement.  On November 12, 2013, the Company also entered into a 2013 restricted stock unit award agreement with Mr. Smith. Pursuant to the agreement, the Company granted Mr. Smith 1,199,616 RSUs on November 12, 2013. The RSUs will vest on the third anniversary of the effective date of the agreement, if Mr. Smith is continuously employed by the Company or any subsidiary of the Company from November 12, 2013 until the third anniversary of the effective date of the agreement. The Company will pay the vested portion of the RSUs to Mr. Smith within 30 days after his separation from service with the Company and its subsidiaries (or six-months after his separation from service, if such delay is required by Section 409A of the Internal Revenue Code of 1986, as amended (“Section 409A”)), and any unvested portion of the RSUs will be forfeited on the date of such payment. Each payable RSU will be paid by the issuance to Mr. Smith of one share of Company common stock. Except as otherwise provided in the agreement, the RSUs are subject to all the terms and conditions of the 2003 Plan.

Performance Stock Unit Award Agreement.  On November 12, 2013, the Company entered into a 2013 performance share award agreement with Mr. Smith. Pursuant to the agreement, on November 12, 2013, the effective date, the Company granted Mr. Smith the right to earn shares of Company common stock based upon satisfaction of certain performance measures. The target number of performance shares is 1,199,616. Except as otherwise provided in the agreement, the performance shares are subject to all the terms and conditions of the 2003 Plan.

Mr. Smith is eligible to earn up to 150% of his target award based on the level of the Company’s achievement of performance measures for the performance period beginning on December 29, 2013, and ending on December 31, 2016 relative to threshold, target and maximum performance levels established by the Compensation Committee. If the Company does not achieve the threshold performance level for a performance measure, the performance shares associated with that performance measure will be forfeited. If the Company’s achievement level is at least equal to a performance measure’s threshold level, Mr. Smith will be eligible to receive a portion of the performance shares associated with the performance measure in an amount based on an interpolation model specified by the Compensation Committee.

The Compensation Committee will determine based on the Company’s achievement the number of performance shares, if any, that Mr. Smith is eligible to earn, as soon as practicable after the performance period. In general, Mr. Smith will vest in the eligible award on the date the Compensation Committee determines the eligible award if he remains continuously employed by the Company or any subsidiary of the Company during the performance period, and he will immediately forfeit the performance shares upon his termination of such employment prior to the end of the performance period.

Pursuant to these agreements, the option, the RSUs, and performance shares may not be transferred and are subject to Mr. Smith’s compliance with the non-compete, confidentiality and non-solicitation covenants in his employment agreement.

Agreements with Stephen Hare as Executive Vice President and Chief Financial Officer

Letter Agreement.  The Company’s Executive Vice President and Chief Financial Officer, Mr. Stephen Hare, is employed pursuant to the terms of a letter agreement, effective December 2, 2013. Pursuant to the terms of the agreement, Mr. Hare is eligible to receive the following:

•	Base salary of $750,000 per annum, which may be increased from time to time;

•	Lump sum cash initial performance bonus up to $500,000, which will be determined by the Compensation Committee, based upon his achievement of certain performance objectives;

•	Annual target bonus equal to 85% or up to 170% of his base salary starting in 2014, based on achievement of performance goals established by the Board or the Compensation Committee;

•	Equity awards on a basis no less favorable than is provided to other similarly situated executives of the Company, starting with the Company’s 2015 fiscal year; and

•	Certain benefits and perquisites.

During fiscal year 2014, Mr. Hare’s salary was $750,000 and his bonus target payout was 85% of base salary.

Non-Qualified Stock Option Award Agreement.  On December 2, 2013, the Company also entered into an option agreement with Mr. Hare. Pursuant to the agreement, the Company granted Mr. Hare an option to purchase 500,000 shares of Company common stock at an exercise price of $5.35 per share, the common stock’s closing price on the New York Stock Exchange on December 2, 2013. The option would vest and become exercisable with respect to 33% of the option shares on each of the first and second anniversaries of the grant date and as to all remaining option shares on the third anniversary of the grant date, provided that Mr. Hare is continuously employed by the Company or a subsidiary of the Company on each such anniversary date. No portion of the option may be exercised after its expiration date of December 2, 2023. Except as otherwise provided in the agreement, the option is subject to all the terms and conditions of the 2007 Plan.

Restricted Stock Unit Award Agreement.  On December 2, 2013, the Company entered into an RSU agreement with Mr. Hare, pursuant to which the Company granted Mr. Hare 229,533 RSUs. The RSUs will vest on the third anniversary of the effective date if Mr. Hare is continuously employed by the Company or any subsidiary of the Company from the effective date until the third anniversary of the effective date. Each vested RSU will be paid by the issuance to Mr. Hare of one share of common stock. Except as otherwise provided in the agreement, the RSUs are subject to all the terms and conditions of the 2003 Plan.

Performance Share Award Agreement.  As described above, the Company entered into a performance share agreement with Mr. Hare on December 2, 2013. Pursuant to the agreement, the Company granted Mr. Hare on December 2, 2013, the right to earn performance shares based upon satisfaction of performance measures. The target award is 149,553 shares. Except as otherwise provided in the agreement, the performance shares are subject to all the terms and conditions of the 2003 Plan.

Mr. Hare is eligible to earn up to 150% of the target award based on the level of the Company’s achievement of performance measures for the performance period beginning on December 29, 2013, and ending on December 31, 2016 relative to threshold, target and maximum performance levels established by the Compensation Committee. If the Company does not achieve the threshold performance level for a performance measure, the performance shares associated with that performance measure will be forfeited. If the Company’s achievement level is at least equal to the threshold level or above the target level for a performance measure, Mr. Hare will be eligible to earn a portion of, or increased number of performance shares relative to, the target award of the performance shares, as applicable, associated with the performance measure in an amount based on an interpolation model specified by the Compensation Committee.

The Compensation Committee will determine based on the Company’s achievement the number of performance shares, if any, that Mr. Hare is eligible to earn, as soon as practicable after the performance period. In general, Mr. Hare will vest in the award on the date the Compensation Committee determines the award if he remains continuously employed by the Company or any subsidiary of the Company during the performance period.

Pursuant to these agreements, the option is subject to transfer restrictions, the RSUs and performance shares may not be transferred, and all are subject to Mr. Hare’s compliance with the non-compete, confidentiality and non-solicitation covenants in the Associate Non-Competition, Confidentiality and Non-Solicitation Agreement.

Change in Control Agreement.  Mr. Hare and the Company are also parties to the CIC Plan, the terms of which are described below.

Agreements with Mark Cosby as President, North America

Letter Agreement.  The Company’s President, North America, Mark Cosby, is employed pursuant to the terms of a letter agreement dated July 21, 2014. Pursuant to the terms of the letter agreement, Mr. Cosby is eligible to receive the following:

•	Annual base salary of $850,000, which may be increased from time to time;

•	Sign-on bonus of $500,000 (the terms of which are described in the sign-on bonus agreement referenced herein);

•	Sign-on equity award equal to a value of $1,000,000 based on the closing common stock price on July 21, 2014 and allocated as follows: (i) 50% in restricted stock units which contain only a service condition, with vesting occurring in one-third installments on each of the first three anniversaries of the grant date as long as Mr. Cosby is continuously employed by the Company through each anniversary date, and (ii) 50% in restricted stock units which contain both a performance and a service condition, with performance attainment determined based on the performance metrics approved by the Compensation Committee;

•	Annual equity award equal to a value of $2,500,000 granted on the same terms as the sign-on equity award;

•	Right to participate in the Company’s bonus plans and equity plans for senior executive officers; and

•	Certain benefits and perquisites.

During fiscal year 2014, Mr. Cosby’s salary was $850,000 and his bonus target payout was 100% of base salary.

Sign-On Bonus Agreement.  On July 21, 2014, the Company also entered into a sign-on bonus agreement with Mr. Cosby. Mr. Cosby is eligible to receive a sign-on bonus in the amount of $500,000, payable following completion of Mr. Cosby’s first ninety (90) days of continuous service. If Mr. Cosby terminates his employment with the Company or is terminated by the Company for misconduct, attendance, job abandonment, resignation, or is otherwise ineligible to work, Mr. Cosby is required to reimburse the Company for 100% of his sign-on bonus within a year of his start date.

Change in Control Agreement.  Mr. Cosby and the Company are also parties to the CIC Plan, the terms of which are described below.

Agreements with Michael Allison as Executive Vice President and Chief People Officer

Promotion Letter Agreement.  The Company’s Executive Vice President and Chief People Officer, Mr. Michael Allison, is employed pursuant to the terms of a promotion letter agreement dated July 14, 2011, which replaces and supersedes Mr. Allison’s prior letter agreement dated July 3, 2006, and the amendment to offer letter dated December 31, 2008. Pursuant to the terms of the promotion letter agreement, Mr. Allison is eligible to receive the following:

•	Base salary of $400,000 per annum, subject to review by the Compensation Committee;

•	Right to participate in the Company’s bonus plans and equity plans for senior executive officers; and

•	Certain benefits and perquisites.

During fiscal year 2014, Mr. Allison’s salary was $525,000 and his bonus target payout was 75% of base salary.

Retention Agreement.  Under the retention agreement between the Company and Mr. Allison dated August 21, 2013, Mr. Allison earned a retention payment of $500,000, payable in a single lump sum. The retention payment vested on June 30, 2014.

Change in Control Agreement.  Mr. Allison and the Company are also parties to a change in control agreement dated July 21, 2011, amended on February 21, 2013, the terms of which are described below.

Agreements with Elisa Garcia as Executive Vice President and Chief Legal Officer

Letter Agreement.  The Company’s Executive Vice President, Chief Legal Officer and Secretary, Ms. Elisa D. Garcia C., is employed pursuant to the terms of a letter agreement dated May 15, 2007, which was subsequently amended effective December 31, 2008 to bring the agreement into documentary compliance with Section 409A. Pursuant to the terms of such letter agreement, Ms. Garcia is eligible to receive the following:

•	Base salary of $440,000 per annum, subject to annual review by the Compensation Committee;

•	Right to participate in the Company’s bonus plans and equity plans for senior executive officers; and

•	Certain benefits and perquisites.

During fiscal year 2014, Ms. Garcia’s salary was $575,000 and her bonus target payout was 75% of base salary.

Change in Control Agreement.  Ms. Garcia and the Company are also parties to a change in control agreement dated December 17, 2010, amended on February 21, 2013, the terms of which are described below.

Benefits Upon Termination or Change in Control Under Executive Agreements

Roland Smith

Termination with Cause or without Good Reason.  Mr. Smith’s employment is terminable at will by either Mr. Smith or the Company. If Mr. Smith’s employment is terminated because he does not extend his employment agreement, by the Company for “Cause”, by Mr. Smith without “Good Reason”, automatically by Mr. Smith’s death or by the Company due to disability, then Mr. Smith will be eligible to receive:

•	Any accrued but unpaid base salary;

•	Any accrued but unused vacation;

•	Earned but unpaid annual bonus for the most recently completed calendar year;

•	Reimbursement for unreimbursed business expenses; and

•	Any other employee benefits (excluding equity compensation) as to which he may be eligible, (collectively the “Accrued Items”).

Termination without Cause or with Good Reason.  If Mr. Smith is terminated without Cause or Mr. Smith terminates his employment for Good Reason, then Mr. Smith will be eligible to receive, subject to certain requirements and on the terms set forth in his agreement, the Accrued Items and:

•	Lump sum payment equal to two times the sum of his base salary and target bonus for the year in which the termination occurs;

•	Pro-rata annual bonus payment calculated based on actual performance for the year of termination; and

•	Reimbursement of COBRA payments for up to 18 months on the terms set forth in his employment agreement.

Treatment of Roland Smith’s Equity Compensation.  The options granted to Mr. Smith on November 12, 2013 will vest and become exercisable with respect to thirty-three percent of the option shares on each of the first and second anniversaries of the grant date and all remaining option shares on the third anniversary of the grant date. Upon termination of Mr. Smith’s employment, the portion of the option that is unvested on the termination date will be forfeited and cancelled upon termination and the portion of the option that is vested and exercisable will remain exercisable until the earlier of the Expiration Date and the date that is 12 months after the termination date (such earlier date, the “Last Exercisable Date”). However, if Mr. Smith’s employment with the Company and its subsidiaries is terminated in certain circumstances, the option may vest or be forfeited and cancelled on other terms:

•	If Mr. Smith’s employment is terminated for Cause, the option will be cancelled and forfeited upon termination;

•	If Mr. Smith’s employment is terminated due to his death or Disability, the option will fully vest and become exercisable upon termination and will remain exercisable until the Last Exercisable Date;

•	In the event of his involuntary termination of employment without Cause or his termination of employment for Good Reason, in either case prior to the effective date of a Change in Control or more than 12 months after the effective date of a Change in Control, upon termination the option will vest and become exercisable with respect to the portion of the option that is scheduled to vest during the 12-month period following the date of his employment termination, all other unvested portions of the option will be cancelled and forfeited, and the exercisable portions of the option will remain exercisable until the Last Exercisable Date; and

•	In the event of his involuntary termination of employment without Cause or his termination of employment for Good Reason, in either case within 12 months after the effective date of a Change in Control, the option will fully vest and become exercisable upon termination and will remain exercisable until the Last Exercisable Date.

The RSUs granted to Mr. Smith on November 12, 2013 will vest on the third anniversary of the grant date. In general, upon Mr. Smith’s separation from service with the Company and its subsidiaries, the RSUs awarded to him that are unvested on the separation date will be immediately forfeited. However, if Mr. Smith separates from service with the Company and its subsidiaries in certain circumstances, the RSUs may vest on other terms:

•	If Mr. Smith separates due to his death or Disability, the RSUs will vest upon separation;

•	In the event of his separation without Cause or for Good Reason, in either case prior to the effective date of a Change in Control or more than 12 months after the effective date of a Change in Control, upon separation a pro rata portion of the RSUs will vest, calculated as described in the restricted stock unit award agreement;

•	In the event of his involuntary separation without Cause or his separation for Good Reason, in either case within 12 months after the effective date of a Change in Control, the RSUs will fully vest upon the date of separation.

The performance shares granted to Mr. Smith on November 12, 2013 will be subject to the achievement of the performance measures during the performance period ending on December 31, 2016. In general, Mr. Smith will immediately forfeit the performance shares upon his termination of employment prior to the end of the performance period. However, if Mr. Smith’s employment with the Company and its subsidiaries is terminated prior to the end of the performance period due to his death or Disability or without Cause or for Good Reason, Mr. Smith will vest in a pro rata portion of the eligible award (if any), which consists of the number of performance shares that the Committee determines that Mr. Smith is eligible to earn following December 31, 2016, calculated on the basis set forth in his performance share agreement.

Change in Control. The treatment of Mr. Smith in the event of a Change in Control is provided for in the various agreements setting forth the terms of his employment and compensation. Where Mr. Smith is terminated within 12 months following a Change in Control (as defined in his employment agreement, he will receive the same payments as described above in the Termination section for termination without Cause or for Good Reason except that the bonus calculation will be based upon either the year in which the termination occurs or the year immediately preceding the year in which the Change in Control occurs, whichever results in a larger payment.

In the event of a Change in Control, if the option is not assumed, substituted or otherwise continued on an equivalent basis by the surviving entity in the Change in Control, the option will become fully vested on the effective date of the Change in Control and shall be cancelled in exchange for a cash payment in an amount equal to (a) the excess of the Fair Market Value (as defined in the 2007 LTIP) per share of the Company common stock subject to the option immediately prior to the effective date of the Change in Control over the per share exercise price, multiplied by (b) the number of shares of Company common stock subject to the option.

In the event of a Change in Control, if the RSUs are not assumed, substituted or otherwise continued on an equivalent basis by the surviving entity in the Change in Control, the RSUs shall become fully vested on the effective date of the Change in Control and shall represent the right to receive the applicable Change in Control transaction consideration (if any) on the same basis as holders of Company common stock at the time of payment of the RSUs.

In the event of a Change in Control, (i) with respect to any portion of the Performance Shares associated with Performance Measures that are market-based (as specified in the Performance Share Agreement), performance shall be measured as of the effective date of the Change in Control, and (ii) with respect to any portion of the Performance Shares associated with non-market-based Performance Measures (as specified in the Performance Share Agreement), performance shall be deemed to be achieved at target. Within 60 days following the effective date of the Change in Control, the Compensation Committee will determine the number of Performance Shares, if any, that Mr. Smith is eligible to earn (the “CIC Award”). The market-based and non-market-based Performance Measures will be set by the Compensation Committee within 90 days after the Effective Date.

In general, Mr. Smith will vest in the CIC Award on the date the Compensation Committee determines the CIC Award provided that he remains continuously employed by the Company or any subsidiary of the Company from the Effective Date through the end of the applicable Performance Period, and he will immediately forfeit the CIC Award upon his termination of such employment prior to the end of the applicable Performance Period. However, if Mr. Smith’s employment with the Company and its subsidiaries is terminated in certain circumstances, the CIC Award may vest or be forfeited on other terms: (i) in the event of Mr. Smith’s involuntary termination of employment without Cause or his termination of employment for Good Reason, in either case within 12 months after the effective date of a Change in Control, he will fully vest in the CIC Award on the date of employment termination; and (ii) in the event of Mr. Smith’s involuntary termination of employment without Cause or his termination of employment for Good Reason, in either case more than 12 months after the effective date of a Change in Control, Mr. Smith will vest in a pro rata portion of the CIC Award (if any), which portion shall be calculated on the basis described in the performance share agreement. However, if in the event of a Change in Control the CIC Award is not assumed, substituted or otherwise continued on an equivalent basis by the surviving entity in the Change in Control, the CIC Award shall become fully vested on the effective date of the Change in Control.

Other NEOs

Termination Without Cause or With Good Reason. Pursuant to their individual employment agreements, if (i) Mr. Hare or Mr. Cosby are terminated by the Company without Cause or if they voluntarily terminate their employment with Good Reason or (ii) if Mr. Allison or Ms. Garcia are terminated due to no fault of their own, then the Company will pay them the following:

•	18 months of annual base salary in effect on the date of termination;

•	18 times the difference between the Company’s monthly COBRA for the type of coverage in effect for executive on the date of termination and the applicable active employee monthly premium for such coverage; and

•	Pro-rata annual bonus calculated based on actual performance for the year of termination, payable at the same time as payments are made to other active participants in the annual bonus plan.

Mr. Allison and Ms. Garcia are eligible to receive the target annual bonus for the calendar year prior to the year of termination, where that annual bonus has not been paid as of the date of termination. Mr. Hare’s severance benefits are not subject to mitigation or offset of future or potential earnings.

Treatment of Stephen Hare’s Equity Compensation. The options granted to Mr. Hare on December 2, 2013 will vest and become exercisable with respect to thirty-three percent of the option shares on each of the first and second anniversaries of the grant date and with respect to all remaining option shares on the third anniversary of the grant date, provided that Mr. Hare is continuously employed by the Company or any subsidiary from the grant date until each such anniversary date. In addition, Mr. Hare received a grant of RSUs in 2013 and 2015 which vest on the third anniversary of the respective grant date. Generally, upon termination of Mr. Hare’s employment prior to the third anniversary of the grant date, the portions of the option shares and RSU award that are unvested on the termination date will be forfeited and cancelled. The exceptions to this are as follows:

•	If termination is due to death or disability, the option shares and RSUs will vest and become exercisable as to a pro rata portion of the option shares and RSUs; the remainder shall be forfeited.

•	If termination is by the Company without Cause or by Mr. Hare with Good Reason prior to a change in control, the Mr. Hare will vest in a pro rata portion of the option shares and RSUs and the remainder shall be forfeited.

•	If termination is by the Company without cause or by Mr. Hare with Good Reason after a change in control within the period of enhanced severance benefits due to a change in control, the option shares and RSUs will become fully vested and exercisable as to all option shares, to the extent it has not previously vested and become exercisable, on the date of such employment termination.

•	If the termination takes place after a change in control and after the period of enhanced severance benefits, then Mr. Hare will vest in a pro rata portion of the option shares and RSUs and the remainder will be forfeited.

•	Regardless of whether Mr. Hare is terminated, if the option shares or RSUs are not assumed, substituted or otherwise continued on an equivalent basis by the surviving entity in a Change in Control, (i) the option shares shall become fully vested on the effective date of the Change in Control and shall be cancelled in connection with such Change in Control in exchange for a cash payment upon such Change in Control and (ii) the RSUs shall become fully vested on the effective date of the Change in Control.

•	If Mr. Hare terminates employment (i) by voluntarily terminating employment after completing at least five years of service, (ii) as a result of an involuntary termination without Cause, resignation for Good Reason, death, or termination on account of Disability, or (iii) due to Retirement (as defined in the 2007 LTIP), then the portion of the option shares that is vested and exercisable on the termination date will remain exercisable until the earlier of its expiration date and the date that is 12 months after the termination date; otherwise, the portion of the option that is vested and exercisable on the date of termination will remain exercisable until the earlier of its expiration date and the date that is 90 days after the termination date.

Regarding Mr. Hare’s performance shares, the Committee will determine the number of performance shares, if any, that Mr. Hare is eligible to earn as soon as practicable following December 31, 2016. Upon the Committee’s determination of Mr. Hare’s performance with respect to the performance shares, Mr. Hare will immediately forfeit all performance shares other than his eligible award. To become vested in all or a portion of the eligible award, Mr. Hare must satisfy certain employment requirements. In general, Mr. Hare will vest in the performance stock award on the date the Compensation Committee determines the eligible award if he remains continuously employed by Office Depot or any subsidiary of Office Depot during the performance period, and he will immediately forfeit the performance shares upon his termination of such employment prior to the end of the performance period (December 31, 2016).

If Mr. Hare terminates employment with the Company and its Subsidiaries prior to December 31, 2016 due to death or disability, he will vest in a pro rata portion of his Eligible Award (if any) on the date on which the Committee determines his Eligible Award and will forfeit the remainder of his Eligible Award (if any) on such date. If termination is by the Company without Cause or by Mr. Hare with Good Reason prior to December 31, 2016 and prior to a change in control, Mr. Hare will vest in a pro rata portion of Eligible Award and the remainder of the eligible award (if any) will be forfeited.

In the event of a Change in Control, (i) with respect to any portion of the performance shares associated with performance measures that are market-based (as specified in the agreement), performance shall be measured as of the effective date of the Change in Control, and (ii) with respect to any portion of the performance shares associated with non-market-based performance measures (as specified in his performance share agreement), performance shall be deemed to be achieved at target.

The option shares are subject to transfer restrictions; the RSUs and performance shares may not be transferred. All awards are subject to Mr. Hare’s compliance with the non-competition, confidentiality and non-solicitation covenants in the applicable agreements.

New Executive Change in Control Severance Plan

Background. Effective August 1, 2014, the Company adopted a new CIC Plan, to provide severance pay and other benefits to certain eligible NEOs. By the end of 2015, all non-CEO NEOs will be covered by this plan.

Applicability.  Mark Cosby and Stephen Hare are participating in the CIC Plan. The change in control severance provisions in Michael Allison’s and Elisa Garcia’s individual agreements were triggered on November 5, 2013 with respect to the merger with OfficeMax. They will become eligible for participation in the CIC Plan after November 5, 2015 when the provisions in their individual agreements expire.

The severance pay and other benefits payable to an executive after a Change in Control under the CIC Plan will be paid in lieu of, and not in addition to, any severance benefits payable under any executive’s existing offer letter, severance arrangement or other program or agreement on account of the executive’s termination of employment with the Company.

Triggering Events.  Pursuant to the CIC Plan, an executive will be eligible to receive certain severance pay and other benefits upon a separation from service that is initiated by (i) the Company other than for Cause; or (ii) the Executive for Good Reason, in either case during the time period commencing on the effective date of a Change in Control and until the earlier of (x) the two-year anniversary of the Change in Control trigger date, or (y) the date of the executive’s separation from service by reason of Disability or death.

An executive will also be eligible to receive certain severance pay and other benefits if their separation from service is initiated by (a) the Company without Cause during the six-month period ending on the Change in Control trigger date at the request of a third party engaging in a transaction or series of transactions that would result in a Change in Control and in contemplation of a Change in Control, or (b) the executive for Good Reason during the six-month period ending on the Change in Control trigger date.

Payments.  Under the CIC Plan, qualifying NEOs will be eligible to receive severance pay and other benefits as follows (collectively, the “NEO Severance Benefits”):

i.            Pro-Rata Bonus for Year of Termination. A lump sum cash payment equal to the pro-rata portion of the NEO’s annual cash bonus based on actual achievement of the performance goals applicable for the performance period.

ii.           Prior Year Bonus. If the termination causes the NEO to forfeit payment of the NEO’s annual cash bonus for a completed performance period, a lump sum cash payment equal to the full amount of the annual cash bonus which the NEO would have received based on actual achievement of the performance goals.

iii.          Change In Control Severance Amount. An amount equal to two (2) times the sum of the NEO’s (i) base salary and (ii) Average Annual Bonus (as defined in the CIC Plan).

iv.          COBRA Payment. An amount equal to eighteen (18) times the monthly COBRA premium in effect on the date of the NEO’s separation from service for the type of Company-provided group health plan coverage in effect for the NEO (e.g., family coverage) less the active employee premium for such coverage in effect on the date of the separation from service.

v.           Equity and Long-Term Incentives. Any outstanding equity or long-term compensation grant shall be treated in accordance with the terms of the applicable equity or long-term incentive compensation plan or award agreement under which the grant or award was made.

vi.          Outplacement. Subject to the requirements of Section 409A as described in the CIC Plan, within sixty (60) days following the date of an NEO’s separation from service, the Company will make available a twenty-four (24) month executive outplacement services package for such NEO.

Any payment or benefit received or to be received by an NEO (whether payable under the terms of this CIC Plan or any other plan or arrangement with the Company or its affiliates) that would constitute a “parachute payment” within the meaning of Code Section 280G will be reduced to the extent necessary so that no portion will be subject to any excise tax but only if, by reason of such reduction, the net after-tax benefit received by such NEO exceeds the net after-tax benefit that would be received by such NEO if no reduction was made.

Conditions and Obligations.  The receipt of Severance Benefits by an eligible NEO is subject to the execution by the NEO of a release (the “Release”), which contains customary restrictive covenants regarding release of claims against the Company, confidentiality, non-competition (twenty-four (24) months), non-solicitation (twelve (12) months), non-disparagement and cooperation. The Release must be delivered to the Company within the time period specified in the CIC Plan.

Legacy Change in Control Agreement

At the time of the merger, Michael Allison and Elisa Garcia were subject to the Company’s legacy change in control agreement which provided for severance protections for two years from the date of a change of control. Under these legacy change in control agreements, in the event that such executive officer’s employment is terminated by the Company without cause or initiated by the executive officer for good reason on or before November 5, 2015, the legacy change in control agreements provide that the covered executive officers will receive:

—	all vested and accrued, but unpaid, salary and benefits earned through the termination date;

—	a lump-sum cash severance payment equal to two times the sum of (x) the executive officer’s annual base salary including any applicable car allowance and (y) the executive officer’s target annual bonus for the fiscal year in which the date of the termination of employment occurs;

—	an additional cash payment equal to the executive officer’s prorated target annual bonus amount for the fiscal year in which the date of termination of employment occurs;

—	a lump-sum cash payment equal to eighteen times the Company’s monthly COBRA premium for the executive officer in effect on the date of termination of employment; and

—	an executive outplacement services package for a period of 24 months.

After November 5, 2015, the severance protections from the legacy change in control agreement will expire and the executive’s treatment will be determined according to the CIC Plan described above.

TABULAR INFORMATION REGARDING POTENTIAL PAYMENTS UPON TERMINATION OR A

CHANGE IN CONTROL

The following tables quantify the potential termination and change in control payment amounts assuming a hypothetical triggering event had occurred under each of the NEO employment agreements, change in control agreements and equity plans as of December 27, 2014. The terms and conditions of the post-employment and change in control provisions for each of the NEOs are described in detail above.

Potential Payments Upon Termination or a Change in Control

Roland Smith (1)

	Termination Resulting from Death		Termination Resulting from Disability		Termination Resulting from Retirement(2)	Termination for Cause	Involuntary Termination or Resignation w/ Good Reason Prior To Change in Control (w/o Cause)		Involuntary Termination or Resignation w/ Good Reason Upon or After Change in Control (w/o Cause)		Termination for All Other Reasons (Voluntary)	Change in Control without Termination
	(a)		(b)		(c)	(d)	(e)		(f)		(g)	(h)
Bonus	$3,150,000	(3)	$3,150,000	(3)	$-	$-	$-		$-		$-	$-
Long-Term Incentive or Performance Plan
2013 Restricted Stock	$10,604,605	(4)	$10,604,605	(4)	$-	$-	$3,970,674	(5)	$10,604,605	(4)	$-	$-
2013 Performance Shares	$3,515,499	(6)	$3,515,499	(6)	$-	$-	$3,515,499	(6)	$10,604,605	(7)	$-	$-
2013 Stock Options	$3,630,000	(8)	$3,630,000	(8)			$1,815,000	(9)	$3,630,000	(8)
Cash Severance	$-		$-		$-	$-	$10,167,434	(10)	$10,167,434	(11)	$-	$-
Total for Mr. Smith	$20,900,104		$20,900,104		$-	$-	$19,468,607		$35,006,644		$-	$-

(1)	Mr. Smith was appointed Chairman and CEO of the Company on November 13, 2013, subsequent to the merger with OfficeMax and, therefore, not considered to be in a change in control period, which means that his termination of employment on December 26, 2014 would be considered to be a termination prior to the occurrence of a change in control.

(2)	Retirement is generally treated as a voluntary termination for all programs and agreements except the 2003 Plan. Mr. Smith’s 2013 restricted stock unit award agreement and 2013 performance share award agreement supersede the terms of the 2003 Plan as it relates to retirement, and provide that upon retirement Mr. Smith will not be entitled to payment of these awards.

(3)	Represents a lump sum payment equal to the pro-rata bonus, if any, that Mr. Smith would have earned for the year in which his termination occurs based on the actual achievement of applicable performance goals for such year.

(4)	In the event of his involuntary separation from service with the Company due to death or Disability, or his separation from service with the Company without Cause or for Good Reason, in either case within 12 months following a change in control, Mr. Smith fully vests in his 2013 Restricted Stock Unit Award on the date of his termination. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of the Company’s stock on December 26, 2014 of $8.84.

(5)	In the event of his separation from service with the Company without Cause or for Good Reason, in either case prior to the effective date of a change in control, Mr. Smith will vest in his 2013 Restricted Stock Unit Award, prorated for service performed from the grant date through his termination date. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of the Company’s stock on December 26, 2014 of $8.84.

(6)	In the event of his involuntary separation from service with the Company due to death or Disability, or his separation from service with the Company without Cause or for Good Reason prior to the effective date of a change in control, Mr. Smith will vest in his 2013 Performance Share Award, prorated for service performed from the beginning of the performance period through his termination date. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of the Company’s stock on December 26, 2014 of $8.84.

(7)	In the event of his involuntary separation from service with the Company without Cause or for Good Reason, in either case within 12 months following a change in control, Mr. Smith fully vests in his 2013 Performance Share Award at target on the date of his termination. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of the Company’s stock on December 26, 2014 of $8.84.

(8)	In the event of his involuntary separation from service with the Company due to death or Disability, or his separation from service with the Company without Cause or for Good Reason, in either case within 12 months following a change in control, Mr. Smith fully vests in the unvested portion of his 2013 Nonqualified Stock Option Award on the date of his termination. The amount included in the table reflects the number of options that would vest multiplied by the difference between the closing stock price of the Company’s stock on December 26, 2014 of $8.84 and the option exercise price of $5.21.

(9)	In the event of his separation from service with the Company without Cause or for Good Reason, in either case prior to the effective date of a change in control, Mr. Smith will vest in one-third of his 2013 Nonqualified Stock Option Award on the date of his termination. The amount included in the table reflects the number of options that would vest multiplied by the difference between the closing stock price of the Company’s stock on December 26, 2014 of $8.84 and the option exercise price of $5.21.

(10)	Reflects a payment under Mr. Smith’s employment agreement dated November 12, 2013 equal to the sum of: (i) two times the sum of: Mr. Smith’s base salary in effect on December 26, 2014 and Mr. Smith’s target annual bonus, (ii) a payment equal to the pro-rata annual bonus for the 2014 performance period based on actual results, and (iii) 18 months of COBRA premiums based on the rate in effect on the date of his termination.

(11)	Reflects a payment under Mr. Smith’s employment agreement dated November 12, 2013 equal to the sum of: (i) two times the sum of Mr. Smith’s base salary in effect on December 26, 2014 and Mr. Smith’s target annual bonus (or if greater, the year immediately preceding the year in which the Change in Control occurs), (ii) a payment equal to the pro-rata annual bonus for the 2014 performance period based on actual results, and (iii) 18 months of COBRA premiums based on the rate in effect on the date of his termination. In the event of a change in control, as defined under Section 280G of the Code, and a termination of Mr. Smith’s employment on December 26, 2014, the total payments for Mr. Smith under the foregoing arrangement equal $35,006,644, including $24,839,210 for the accelerated vesting of his restricted stock, performance shares and stock options. However, these payments are subject to reduction if the parachute amounts associated with the payments under Section 280G of the Code equal or exceed three times Mr. Smith’s average taxable compensation received from the Company for the five-year period ending December 31, 2013, and if he would receive more on an after-tax basis by reducing the payments than he would receive by getting all the payments and paying the 20% excise tax imposed by Section 4999 of the Code. Under the provisions, the severance payable to Mr. Smith would not be reduced, as his after-tax benefit is higher in the event he receives all severance payments and incurs all applicable income and excise taxes.

Stephen Hare (1)

	Termination Resulting from Death		Termination Resulting from Disability		Termination Resulting from Retirement(2)	Termination for Cause	Involuntary Termination or Resignation w/ Good Reason Prior To Change in Control (w/o Cause)		Involuntary Termination or Resignation w/ Good Reason Upon or After Change in Control (w/o Cause)		Termination for All Other Reasons (Voluntary)	Change in Control without Termination
	(a)		(b)		(c)	(d)	(e)		(f)		(g)	(h)
Bonus	$956,250	(3)	$956,250	(3)	$-	$-	$-		$-		$-	$-
Benefits
Outplacement Services	$-		$-		$-	$-	$-		$30,000	(4)	$-	$-
Long-Term Incentive or Performance Plan
2013 Restricted Stock	$722,683	(5)	$722,683	(5)	$-	$-	$722,683	(5)	$2,029,072	(6)	$-	$-
2013 Performance Shares	$438,210	(7)	$438,210	(7)	$-	$-	$438,210	(7)	$1,321,872	(8)		$-
2013 Stock Options	$39,845	(9)	$39,845	(9)	$-	$-	$39,845	(9)	$1,163,336	(10)
Cash Severance	$-		$-		$-	$-	$2,099,760	(11)	$3,749,760	(12)	$-	$-
Total for Mr. Hare	$2,156,988		$2,156,988		$-	$-	$3,300,498		$8,294,040		$-	$-

(1)	Mr. Hare was appointed CFO of the Company on December 2, 2013, subsequent to the merger with OfficeMax. Therefore, Mr. Hare is not within a change in control period, which means that his termination of employment on December 26, 2014 would be considered to be a termination prior to the occurrence of a change in control.

(2)	Retirement is generally treated as a voluntary termination for all programs and agreements except the 2003 Plan. Mr. Hare’s 2013 restricted stock unit award agreement and 2013 performance share award agreement supersede the terms of the 2003 Plan as it relates to retirement and provide that upon retirement Mr. Hare will not be entitled to payment of these awards.

(3)	In the event of his separation from service with the Company due to death or Disability, Mr. Hare is entitled to a pro-rata payment under the 2014 Office Depot Annual Cash Bonus Plan calculated based on actual performance for the fiscal year in which the termination occurs.

(4)	Reflects the value of a 24-month outplacement services package under the new CIC Plan.

(5)	In the event of his separation from service with the Company due to death, Disability, or without Cause or for Good Reason, in either case prior to the effective date of a change in control, Mr. Hare will vest in his 2013 Restricted Stock Unit Award, prorated for service performed from the grant date through his termination date. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of the Company’s stock on December 26, 2014 of $8.84.

(6)	In the event of his involuntary separation from service with the Company without Cause or for Good Reason, in either case within 12 months following a change in control, Mr. Hare fully vests in his 2013 Restricted Stock Unit Award on the date of his termination. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of the Company’s stock on December 26, 2014 of $8.84.

(7)	In the event of his involuntary separation from service with the Company due to death or Disability, or his separation from service with the Company without Cause or for Good Reason prior to the effective date of a change in control, Mr. Hare will vest in his 2013 Performance Share Award, prorated for service performed from the beginning of the performance period through his termination date. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of the Company’s stock on December 26, 2014 of $8.84.

(8)	In the event of his involuntary separation from service with the Company without Cause or for Good Reason, in either case within 12 months following a change in control, Mr. Hare fully vests in his 2013 Performance Share Award at target on the date of his termination. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of the Company’s stock on December 26, 2014 of $8.84.

(9)	In the event of his involuntary separation from service with the Company due to death or Disability, or his separation from service with the Company without Cause or for Good Reason, in either case prior to the effective date of a change in control, Mr. Hare will vest in the unvested portion of his 2013 Nonqualified Stock Option Award, prorated for service performed from the beginning of the grant date through his termination date. The amount included in the table reflects the number of options that would vest multiplied by the difference between the closing stock price of the Company’s stock on December 26, 2014 of $8.84 and the option exercise price of $5.35.

(10)	In the event of his involuntary separation from service with the Company without Cause or for Good Reason, in either case within 12 months following a change in control, Mr. Hare fully vests in the unvested portion of his 2013 Nonqualified Stock Option Award on the date of his termination. The amount included in the table reflects the number of options that would vest multiplied by the difference between the closing stock price of the Company’s stock on December 26, 2014 of $8.84 and the option exercise price of $5.35.

(11)	Reflects a payment under Mr. Hare’s Employment Offer Letter dated December 2, 2013 equal to the sum of: (i) 18 times the sum of Mr. Hare’s monthly base salary in effect on December 26, 2014 and (ii) 18 times the difference of the Company’s monthly COBRA premium for the type of Company-provided group health plan coverage in effect on that date for Mr. Hare and his active employee charge for such coverage, and (iii) a pro-rata bonus calculated based on actual performance under the Company’s annual bonus plan for the fiscal year in which the termination occurs.

(12)	Reflects a payment under the new CIC Plan equal to the sum of: (i) two times the sum of: Mr. Hare’s base salary in effect on December 26, 2014 and Mr. Hare’s target annual bonus, (ii) a payment equal to the pro-rata annual bonus for the 2014 performance period based on actual results, and (iii) an amount equal to 18 times the COBRA premium in effect on December 26, 2014 for the type of Company-provided group health plan coverage in effect for Mr. Hare less the active employee charge for such coverage. In the event of a change in control, as defined under Section 280G of the Code, and a termination of Mr. Hare’s employment on December 26, 2014, the total payments for Mr. Hare under the foregoing arrangement equal $8,294,040, including $4,514,280 for the accelerated vesting of his restricted stock, performance shares and stock options. However, these payments are subject to reduction if the parachute amounts associated with the payments under Section 280G of the Code equal or exceed three times Mr. Hare’s average taxable compensation received from the Company for the five-year period ending December 31, 2013, and if he would receive more on an after-tax basis by reducing the payments than he would receive by getting all the payments and paying the 20% excise tax imposed by Section 4999 of the Code. Under the provisions, the severance payable to Mr. Hare would not be reduced, as his after-tax benefit is higher in the event he receives all severance payments and incurs all applicable income and excise taxes.

Mark Cosby (1)

	Termination Resulting from Death		Termination Resulting from Disability		Termination Resulting from Retirement(2)	Termination for Cause	Involuntary Termination or Resignation w/ Good Reason Prior To Change in Control (w/o Cause)		Involuntary Termination or Resignation w/ Good Reason Upon or After Change in Control (w/o Cause)		Termination for All Other Reasons (Voluntary)	Change in Control without Termination
	(a)		(b)		(c)	(d)	(e)		(f)		(g)	(h)
Bonus	$563,943	(3)	$563,943	(3)	$-	$-	$-		$-		$-	$-
Benefits
Outplacement Services	$-		$-		$-	$-	$-		$30,000	(4)	$-	$-
Long-Term Incentive or Performance Plan
2014 Restricted Stock	$3,051,276	(5)	$3,051,276	(5)	$-	$-	$-		$3,051,276	(5)	$-	$-
2014 Performance Shares	$443,062	(6)	$443,062	(6)	$-	$-	$-		$443,062	(6)		$-
Cash Severance	$-		$-		$-	$-	$1,856,943	(7)	$3,981,943	(8)	$-	$-
Total for Mr. Cosby	$4,058,281		$4,058,281		$-	$-	$1,856,943		$7,506,281		$-	$-

(1)	Mr. Cosby was appointed President, North America on July 21, 2014, subsequent to the merger with OfficeMax. Therefore, Mr. Cosby is not within a change in control period, which means that his termination of employment on December 26, 2014 would be considered to be a termination prior to the occurrence of a change in control.

(2)	Retirement is generally treated as a voluntary termination for all programs and agreements except the 2003 Plan. Mr. Cosby’s 2014 restricted stock unit award agreement and 2014 performance share award agreement supersede the terms of the 2003 Plan as it relates to retirement, and provide that upon retirement Mr. Cosby will not be entitled to payment of these awards.

(3)	In the event of his separation from service with the Company due to death or Disability, Mr. Cosby is entitled to a pro-rata payment under the 2014 Office Depot Annual Cash Bonus Plan calculated based on actual performance for the fiscal year in which the termination occurs.

(4)	Reflects the value of a 24-month outplacement services package under the new CIC Plan.

(5)	In the event of his separation from service with the Company due to death, Disability, or without Cause or for Good Reason, in either case within 24 months following a change in control, Mr. Cosby will fully vest in his 2014 Restricted Stock Unit Award on his termination date. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of the Company’s stock on December 26, 2014 of $8.84.

(6)	In the event of his involuntary separation from service with the Company due to death or Disability, or his separation from service with the Company without Cause or for Good Reason, in either case within 24 months following a change in control, Mr. Cosby will vest in his 2014 Performance Share Award, prorated for service performed from the grant date through his termination date. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of the Company’s stock on December 26, 2014 of $8.84.

(7)	Reflects a payment under Mr. Cosby’s Employment Offer Letter dated July 14, 2014 equal to the sum of: (i) 18 times the sum of Mr. Cosby’s monthly base salary in effect on December 26, 2014 and (ii) 18 times the difference of the Company’s monthly COBRA premium for the type of Company-provided group health plan coverage in effect on that date for Mr. Cosby and his active employee charge for such coverage, and (iii) a pro-rata bonus calculated based on actual performance under the Company’s annual bonus plan for the fiscal year in which the termination occurs.

(8)

Reflects a payment under the new CIC Plan equal to the sum of: (i) two times the sum of Mr. Cosby’s base salary in effect on December 26, 2014 and Mr. Cosby’s target annual bonus, (ii) a payment equal to the pro-rata annual bonus for the 2014 performance period based on actual results, and (iii) an amount equal to 18 times the monthly COBRA premium in effect on December 26, 2014 for the type of Company-provided group health plan coverage in effect for Mr. Cosby less the active employee charge for such coverage. In the event of a change in control, as defined under Section 280G of the Code, and a termination of Mr. Cosby’s employment on December 26, 2014, the total payments for Mr. Cosby under the foregoing arrangement equal $7,506,281, including $3,494,338 for the accelerated vesting of his restricted stock and performance shares. However, these payments are subject to reduction if the parachute amounts associated with the payments under Section 280G of the Code equal or exceed three times Mr. Cosby’s average taxable compensation received from the Company for the five-year period ending December 31, 2014, and if he would receive more on an after-tax basis by reducing the payments than he would receive by getting all the payments and paying the 20% excise tax imposed by Section 4999 of the Code. Under the provisions, the cash severance portion of his payments would be reduced by the minimum amount necessary to bring the total of all the payments to a level where the 20% excise tax is not triggered. The amount of the reduction in the severance payment would be $995,205 and after this reduction the total payments to Mr. Cosby would equal $6,511,077.

Michael Allison (1)

	Termination Resulting from Death		Termination Resulting from Disability		Termination Resulting from Retirement	Termination for Cause	Involuntary Termination or Resignation w/ Good Reason Prior To Change in Control (w/o Cause)		Involuntary Termination or Resignation w/ Good Reason Upon or After Change in Control (w/o Cause)		Termination for All Other Reasons (Voluntary)	Change in Control without Termination
	(a)		(b)		(c)	(d)	(e)		(f)		(g)	(h)
Bonus	$393,750	(2)	$393,750	(2)	$-	$-	$-		$-		$-	$202,125	(3)
Benefits
Outplacement Services	$-		$-		$-	$-	$30,000	(4)	$30,000	(4)	$-	$-
Long-Term Incentive or Performance Plan (5)
Restricted Stock	$2,714,826	(6)	$2,714,826	(6)	$-	$-	$1,007,919	(7)	$2,714,826	(6)	$-	$1,746,943	(8)
Performance Shares	$242,192	(9)	$242,192	(9)	$-	$-	$-		$242,192	(9)		$-
Performance Cash	$76,667	(10)	$76,667	(10)	$-	$-	$76,667	(10)	$76,667	(10)	$-	$-
Cash Severance	$-		$-		$-	$-	$2,286,894	(11)	$2,286,894	(11)	$-	$-
Total for Mr. Allison	$3,427,435		$3,427,435		$-	$-	$3,401,480		$5,350,579		$-	$1,949,068

(1)	As of December 26, 2014, Mr. Allison was still within his 24-month change in control period from the prior merger with OfficeMax on November 5, 2013 and is entitled to the severance benefits under his Change in Control Agreement dated July 21, 2011 and as amended on February 21, 2013 (“CIC Agreement”). Mr. Allison is not entitled to receive a severance payment resulting from a termination for any other reason during the change in control period. All of the columns in the table above for Mr. Allison, except column (f), represent payments he would receive upon his termination on December 26, 2014 under his CIC Agreement which was triggered by the merger with OfficeMax on November 5, 2013. Column (f) reflects payments that Mr. Allison would receive had there been an additional hypothetical change in control on December 26, 2014.

(2)	In the event of his separation from service with the Company due to death or Disability, (as defined in his CIC Agreement) Mr. Allison is entitled to a pro-rata target bonus for the fiscal year in which his termination occurs.

(3)	Reflects the minimum annual bonus under Mr. Allison’s CIC Agreement for the 2014 fiscal year provided that he was employed at the end of the 2014 fiscal year. The minimum annual bonus is equal to his highest annual bonus earned under the bonus plan with respect to the 2010, 2011 and 2012 fiscal years. Mr. Allison’s highest bonus was earned under the bonus plan during the 2012 fiscal year. The actual bonus earned for the 2014 fiscal year was $590,625 and was earned in lieu of this payment.

(4)	Reflects the value of a 24-month outplacement services package under Mr. Allison’s CIC Agreement.

(5)	Equity granted to Mr. Allison under the Company’s long-term incentive plans is not covered under his CIC Agreement. The treatment of all equity upon a change in control or for a termination following a change in control is addressed separately in the 2007 LTIP and/or Mr. Allison’s award agreements with the Company.

(6)	In the event of his separation from service with the Company due to death or Disability, (as defined under the Company’s long-term disability program) or without Cause or for Good Reason (as defined in his CIC Agreement), in either case within 24 months following a change in control, Mr. Allison will fully vest in all unvested restricted stock remaining on his termination date. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of the Company’s stock on December 26, 2014 of $8.84.

(7)	In the event of his separation from service with the Company without Cause or for Good Reason (both as defined in his CIC Agreement) prior to a change in control, Mr. Allison will vest in the first two-thirds of his 2013 restricted stock awards (to the extent that portion of the awards have not previously vested) on the date of his termination of employment during the 24-month period following the closing of the OfficeMax merger on November 5, 2013. In addition, pursuant to the Office Depot Omnibus Amendment to Outstanding Equity and Long-Term Incentive Awards, Mr. Allison will fully vest in the remaining unvested portion of his 2012 restricted stock awards. The amount included in column (e) reflects the number of shares that would vest multiplied by the closing stock price of the Company’s stock on December 26, 2014 of $8.84.

(8)	In the event of a Change in Control (as defined in the 2007 LTIP) other than the merger with OfficeMax, all unvested restricted shares granted under the 2012 and 2013 long-term incentive programs will vest immediately prior to the date of such Change in Control. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of the Company’s stock on December 26, 2014 of $8.84.

(9)	In the event of his involuntary separation from service with the Company due to death or Disability (as defined in his 2014 performance stock unit award agreement), or his separation from service with the Company without Cause or for Good Reason (both as defined in his CIC Agreement), in either case within 24 months following a change in control, Mr. Allison will partially vest in his 2014 Performance Share Award, prorated for service performed from the grant date through his termination date. The amount included in column (f) reflects the number of shares that would vest multiplied by the closing stock price of the Company’s stock on December 26, 2014 of $8.84.

(10)	Reflects full vesting of the last tranche of Mr. Allison’s 2012 performance cash award.

(11)	Reflects a payment under Mr. Allison’s CIC Agreement equal to the sum of: (i) two times the sum of: Mr. Allison’s base salary (including car allowance) in effect on December 26, 2014 and Mr. Allison’s 2014 target bonus, (ii) Mr. Allison’s pro-rated 2014 target bonus, (iii) the product of 18 and the monthly COBRA premium on December 26, 2014 for the type of group health plan coverage in effect for Mr. Allison on December 26, 2014. Under Mr. Allison’s CIC Agreement, if his termination is due to death or disability after the change in control, Mr. Allison is entitled to his pro-rated 2014 target bonus, which is $393,750. In the event of a change in control, as defined under Section 280G of the Code, and a termination of Mr. Allison’s employment on December 26, 2014, the total payments for Mr. Allison under the foregoing arrangement equal $5,350,579 including $3,033,685 for the accelerated vesting of his restricted stock, performance shares and performance cash. However, these payments are subject to reduction if the parachute amounts associated with the payments under Section 280G of the Code equal or exceed three times Mr. Allison’s average taxable compensation received from the Company for the five-year period ending December 31, 2013, and if he would receive more on an after-tax basis by reducing the payments than he would receive by getting all the payments and paying the 20% excise tax imposed by Section 4999 of the Code. Under the provisions, the cash severance portion of his payments would be reduced by the minimum amount necessary to bring the total of all the payments to a level where the 20% excise tax is not triggered. Under the provisions, the severance payable to Mr. Allison would not be reduced, as his after-tax benefit is higher in the event he receives all severance payments and incurs all applicable income and excise taxes.

Elisa Garcia(1)

	Termination Resulting from Death		Termination Resulting from Disability		Termination Resulting from Retirement	Termination for Cause	Involuntary Termination or Resignation w/ Good Reason Prior To Change in Control (w/o Cause)		Involuntary Termination or Resignation w/ Good Reason Upon or After Change in Control (w/o Cause)		Termination for All Other Reasons (Voluntary)	Change in Control without Termination
	(a)		(b)		(c)	(d)	(e)		(f)		(g)	(h)
Bonus	$431,250	(2)	$431,250	(2)	$-	$-	$-		$-		$-	$300,737	(3)
Benefits
Outplacement Services	$-		$-		$-	$-	$30,000	(4)	$30,000	(4)	$-	$-
Long-Term Incentive or Performance Plan (5)
Restricted Stock	$2,714,826	(6)	$2,714,826	(6)	$-	$-	$1,007,919	(7)	$2,714,826	(6)	$-	$1,746,943	(8)
Performance Shares	$242,192	(9)	$242,192	(9)	$-	$-	$-		$242,192	(9)	$-	$-
Performance Cash	$76,667	(10)	$76,667	(10)	$-	$-	$76,667	(10)	$76,667	(10)	$-	$-
Cash Severance	$-		$-		$-	$-	$2,499,151	(11)	$2,499,151	(11)	$-	$-
Total for Ms. Garcia	$3,464,935		$3,464,935		$-	$-	$3,613,737		$5,562,836		$-	$2,047,680

(1)	As of December 26, 2014, Ms. Garcia was still within her 24-month change in control period from the prior merger with OfficeMax on November 5, 2013 and is entitled to the severance benefits under her Change in Control Agreement dated December 17, 2010, as amended on February 21, 2013 (“CIC Agreement”). Ms. Garcia is not entitled to receive a severance payment resulting from a termination for any other reason during the change in control period. All of the columns in the table above for Ms. Garcia, except column (f), represent payments she would receive upon her termination on December 26, 2014 under her current CIC Agreement which was triggered by the merger with OfficeMax on November 5, 2013. Column (f) reflects payments that Ms. Garcia would receive had there been an additional hypothetical change in control on December 26, 2014.

(2)	In the event of her separation from service with the Company due to death or Disability, (as defined in her CIC Agreement) Ms. Garcia is entitled to a pro-rata target bonus for the fiscal year in which her termination occurs.

(3)	Reflects the minimum annual bonus under Ms. Garcia’s CIC Agreement for the 2014 fiscal year provided that she was employed at the end of the 2014 fiscal year. The minimum annual bonus is equal to her highest annual bonus earned under the bonus plan with respect to the 2010, 2011 and 2012 fiscal years. Ms. Garcia’s highest bonus was earned under the bonus plan during the 2012 fiscal year. The actual bonus earned for the 2014 fiscal year was $646,875 and was earned in lieu of this payment.

(4)	Reflects the value of a 24-month outplacement services package under Ms. Garcia’s CIC Agreement.

(5)	Equity granted to Ms. Garcia under the Company’s LTIP is not covered under her CIC Agreement. The treatment of all equity upon a change in control or for a termination following a change in control is addressed separately in the 2007 LTIP and/or Ms. Garcia’s award agreements with the Company.

(6)	In the event of her separation from service with the Company due to death or Disability, (as defined under the Company’s long-term disability program) or without Cause or for Good Reason (as defined in her CIC Agreement), in either case within 24 months following a change in control, Ms. Garcia will fully vest in all unvested restricted stock remaining on her termination date. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of the Company’s stock on December 26, 2014 of $8.84.

(7)	In the event of her separation from service with the Company without Cause or for Good Reason (both as defined in her CIC Agreement) prior to a change in control, Ms. Garcia will vest in the first two-thirds of her 2013 restricted stock awards (to the extent that portion of the award has not previously vested) on the date of her termination of employment during the 24-month period following the closing of the OfficeMax merger on November 5, 2013. In addition, pursuant to the Office Depot Omnibus Amendment to Outstanding Equity and Long-Term Incentive Awards, Ms. Garcia will fully vest in the remaining unvested portion of her 2012 restricted stock awards. The amount included in column (e) reflects the number of shares that would vest multiplied by the closing stock price of the Company’s stock on December 26, 2014 of $8.84.

(8)	In the event of a Change in Control (as defined in the 2007 LTIP) other than the merger with OfficeMax, all unvested restricted shares granted under the 2012 and 2013 long-term incentive programs will vest immediately prior to the date of such Change in Control. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of the Company’s stock on December 26, 2014 of $8.84.

(9)	In the event of her involuntary separation from service with the Company due to death or Disability (as defined in her 2014 performance stock agreement), or her separation from service with the Company without Cause or for Good Reason (both as defined in her CIC Agreement), in either case within 24 months following a change in control, Ms. Garcia will partially vest in her 2014 Performance Share Award, prorated for service performed from the grant date through her termination date. The amount included in column (f) reflects the number of shares that would vest multiplied by the closing stock price of the Company’s stock on December 26, 2014 of $8.84.

(10)	Reflects full vesting of the last tranche of Ms. Garcia’s 2012 performance cash award.

(11)	Reflects a payment under Ms. Garcia’s CIC Agreement equal to the sum of: (i) two times the sum of: Ms. Garcia’s base salary (including car allowance) in effect on December 26, 2014 and Ms. Garcia’s 2014 target bonus, (ii) Ms. Garcia’s pro-rated 2014 target bonus, (iii) the product of 18 and the monthly COBRA premium on December 26, 2014 for the type of group health plan coverage in effect for Ms. Garcia on December 26, 2014. Under Ms. Garcia’s CIC Agreement, if her termination is due to death or disability after the change in control, Ms. Garcia is entitled to her pro-rated 2014 target bonus, which is $431,250. In the event of a change in control, as defined under Section 280G of the Code, and a termination of Ms. Garcia’s employment on December 26, 2014, the total payments for Ms. Garcia under the foregoing arrangement equal $5,562,836 including $3,033,685 or the accelerated vesting of her restricted stock, performance shares and performance cash. However, these payments are subject to reduction if the parachute amounts associated with the payments under Section 280G of the Code equal or exceed three times Ms. Garcia’s average taxable compensation received from the Company for the five-year period ending December 31, 2013, and if she would receive more on an after-tax basis by reducing the payments than she would receive by getting all the payments and paying the 20% excise tax imposed by Section 4999 of the Code. Under the provisions, the cash severance portion of her payments would be reduced by the minimum amount necessary to bring the total of all the payments to a level where the 20% excise tax is not triggered. No reduction in severance payments applies, as Ms. Garcia’s total payments do not equal or exceed three times her average taxable compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The table below summarizes the status of our equity compensation plans at December 27, 2014:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average Exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	24,645,069	$1.58(1)	38,982,608(2) (3)

(1)	The outstanding awards include RSUs, which have no exercise price. Excluding the impact of RSUs, the outstanding options had a weighted average exercise price of $4.53 per share.

(2)	As of December 27, 2014, 12,742,136 shares were issuable under the 2007 Plan and 26,240,472 shares were issuable under the 2003 Plan. However, the shares available for future grants under the 2003 Plan are limited to new employees of the Company and legacy OfficeMax employees.

(3)	The number of shares reported includes 6,360,217 performance share units reserved at target. In the event that the performance share units are paid above or below target, shares reserved for issuance under the Company’s equity compensation plans will be adjusted accordingly.

STOCK OWNERSHIP INFORMATION

Our Largest Shareholders; Ownership by Our Directors and Executive Officers

We have provided a stock ownership table below that contains certain information about shareholders whom we believe are the “beneficial” owners of more than five percent (5%) of our outstanding common stock, as well as information regarding stock ownership by our directors, NEOs and our directors and Executive Officers as a group as of March 10, 2015, unless otherwise indicated. Except as described below, we know of no person that beneficially owns more than 5% of our outstanding common stock, based solely upon filings made with the SEC.

Except as otherwise noted below, each person or entity named in the following table has the sole voting and investment power with respect to all shares of our common stock that he, she or it beneficially owns.

Name of Beneficial Owner	Beneficial Ownership(1)	Beneficial Ownership Percentage(2)
Starboard Value LP and related entities(3) 830 Third Avenue, 3rd Floor, New York, NY 10022	53,312,311	9.8%

AllianceBernstein L.P.(4) 1345 Avenues of the Americas, New York, NY 10105	46,327,880	8.5%

Blackrock, Inc.(5) 40 East 52nd Street, New York, NY 10022	41,244,852	7.6%

The Vanguard Group(6) 100 Vanguard Blvd., Malvern, PA 19355	31,426,381	5.8%

Board of Directors and NEOs(7) Roland C. Smith	550,000	*
Warren F. Bryant	10,097	*
Rakesh Gangwal	23,586	*
Cynthia Jamison	16,461	*
V. James Marino	0	0%
Michael J. Massey	0	0%
Francesca Ruiz de Luzuriaga	17,773	*
David M. Szymanski	3,806	*
Nigel Travis	159,584	*
Joseph Vassalluzzo	60,034	*
Total of Board of Directors	841, 341	*

(Office Depot’s NEOs, other than the CEO) Stephen E. Hare, Executive Vice President and CFO	502,019	*

Michael Allison, Executive Vice President and Chief People Officer	527,671	*
Mark Cosby, President, North America	477,442	*
Elisa D. Garcia C., Executive Vice President and Chief Legal Officer	866,072	*
Directors and Executive Officers as a Group (17 Persons in Total)	4,785,640	*

*	Represents beneficial ownership of less than one percent of the issued and outstanding common stock, as of March 10, 2015.

(1)	Includes shares of common stock subject to options exercisable within 60 days of March 10, 2015, if applicable, even though a considerable number of the options are underwater. See “Options Exercisable within 60 days of March 10, 2015” table below for detail. Also included are unvested shares of restricted stock, as to which the holder has voting rights.

(2)	The percentage ownership for all stockholders listed in the table above are based on 546,136,848 shares of common stock outstanding as of March 10, 2015. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares issuable upon the exercise of options that are exercisable within 60 days of March 10, 2015, are not deemed outstanding for purposes of computing the percentage of ownership of any other person.

(3)	The information regarding Starboard Value LP and related entities was derived from a Schedule 13D filed on December 11, 2014, jointly by: Starboard Value and Opportunity Master Fund Ltd, a Cayman Islands exempted company (“Starboard V&O Fund”); Starboard Value and Opportunity S LLC, a Delaware limited liability company (“Starboard V&O LLC”); Starboard Value and Opportunity C LP (“Starboard V&O LP); Starboard Value R LP (“Starboard Value R LP”); Starboard Value R GP LLC (“Starboard Value R GP LLC”); Starboard Value LP (“Starboard Value LP”), as the investment manager of Starboard V&O Fund and of certain managed accounts (the “Starboard Value LP Accounts”) and the manager of Starboard LLC; Starboard Value GP LLC (“Starboard Value GP”), as the general partner of Starboard Value LP; Starboard Principal Co LP (“Principal Co”), as a member of Starboard Value GP; Starboard Principal Co GP LLC (“Principal GP”), as the general partner of Principal Co; Jeffrey C. Smith, as a member of Principal GP and as a member of each of the Management Committee of Starboard Value GP and the Management Committee of Principal GP; Mark R. Mitchell, as a member of Principal GP and as a member of each of the Management Committee of Starboard Value GP and the Management Committee of Principal GP; Peter A. Feld, as a member of Principal GP and as a member of each of the Management Committee of Starboard Value GP and the Management Committee of Principal GP; T-S Capital Partners, LLC, a California limited liability company (“T-S Capital”), with respect to the shares directly owned by it; Robert Telles, as a managing member of T-S Capital; David N. Siegel, as a managing member of T-S Capital (collectively, the “Reporting Persons”). The “Reporting Persons” may be deemed to be a “group” (within the meaning of Section 13(d)(3) of the Securities Exchange Act) and, as such, may be deemed to be beneficial owners of 53,312,311 shares. Each Reporting Person, however, disclaims beneficial ownership with respect to the shares owned by each of the other Reporting Persons except to the extent of his or its pecuniary interest therein.

(4)	The information regarding AllianceBernstein L.P. is reported as of December 31, 2014, and was derived from a Schedule 13G filed on February 10, 2015, that reported sole voting power over 39,972,560 shares, shared voting power over 0 shares, shared dispositive power over 0 shares and sole dispositive power over 46,327,880 shares.

(5)	The information regarding BlackRock, Inc. is reported as of December 31, 2014, and was derived from a Schedule 13G filed on January 26, 2015, that reported sole voting power over 39,976,763 shares, shared voting power over 0 shares, shared dispositive power over 0 shares and sole dispositive power over 41,244,852 shares.

(6)	The information regarding The Vanguard Group is reported as of December 31, 2014, and was derived from a Schedule 13G filed on February 10, 2015, that reported sole voting power over 727,428 shares, shared voting power over 0 shares, shared dispositive power over 684,123 shares and sole dispositive power over 30,742,258 shares.

(7)	The address for all of our directors and NEOs is c/o Office Depot, Inc., 6600 North Military Trail, Boca Raton, Florida 33496. In addition to the information reported in this table, the following directors hold the number of RSUs convertible into shares of Office Depot common stock set forth beside his or her name:

Name	RSUs
Roland C. Smith	1,199,616
Warren F. Bryant	243,048
Rakesh Gangwal	551,874
Cynthia T. Jamison	24,752
Francesca Ruiz de Luzuriaga	234,225
V. James Marino	159,652
Michael J. Massey	49,077
David M. Szymanski	232,730
Nigel Travis	83,280
Joseph Vassalluzzo	30,733

The shares of common stock underlying these RSUs will not be distributed to the directors until some period of time after their separation from Office Depot as directors, pursuant to the terms of their respective restricted stock unit award agreements. Until such distribution, these directors neither have the right to vote, nor the right to dispose of these RSUs.

Options Exercisable within 60 Days of March 10, 2015

The number of options that are or will be exercisable within 60 days of March 10, 2015, for each applicable person named in the table above and for Office Depot’s executive officers and directors as a group is as follows:

Roland C. Smith	500,000	Warren F. Bryant	1,178
Rakesh Gangwal	20,667	Cynthia T. Jamison	0
V. James Marino	0	Michael J. Massey	0
David M. Szymanski	0	Nigel Travis	0
Joseph Vassalluzzo	0	Stephen E. Hare	166,666
Francesca Ruiz de Luzuriaga	12,164	Mark Cosby	0
Michael R. Allison	98,118	Elisa D. Garcia C.	527,966
All Executive Officers and Directors as a Group (17 Persons)	1,909,914

Underwater Options

Based on the closing price of Office Depot common stock on March 10, 2015, the following number of options that are or will be exercisable within 60 days of March 10, 2015, for each applicable person named in the table above are out of the money (i.e. underwater):

Roland C. Smith	0	Michael R. Allison	0
Rakesh Gangwal	0	Elisa D. Garcia C.	112,500
Francesca Ruiz de Luzuriaga	0	Stephen E. Hare	0
Warren F. Bryant	0

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions Policy

Our Related Person Transactions Policy (the “Policy”) sets forth the procedures governing the review and approval or ratification of transactions between the Company, on the one hand, and (i) an executive officer; (ii) director; (iii) an immediate family member of an executive officer or director; (iv) any security holder who is known by the Company to own of record or beneficially more than five percent of any class of the Company’s voting securities at the time of the transaction; or (v) an immediate family member of such five percent security holder, on the other hand. Persons in the categories described above are collectively referred to as “related persons.”

This Policy applies to all related person transactions, and under the Policy a “related person transaction” is any transaction:

—	In which the Company was or is to be a participant;

—	In which the amount exceeds $120,000; and

—	In which any related person has, or will have, a direct or indirect material interest.

No related person transaction shall be approved or ratified if such transaction is contrary to the best interests of the Company. Unless different terms are specifically approved or ratified by the Corporate Governance and Nominating Committee, any approved or ratified transaction must be on terms that are no less favorable to the Company than would be obtained in a similar transaction with an unaffiliated third party under the same or similar circumstances. All related person transactions or series of similar transactions must be presented to the Corporate Governance and Nominating Committee for review and pre-approval or ratification. A copy of the Policy is available for review on the Corporate website at investor.officedepot.com under the headings “Corporate Governance/Governance Documents.”

On an annual basis, each Director and Executive Officer is required to complete a questionnaire which requires disclosure of any related person transaction. The Corporate Governance and Nominating Committee reviews any transaction disclosed.

During 2014, all transactions that were potentially subject to the Policy were reviewed and approved or ratified by the Corporate Governance and Nominating Committee. From time to time, the Company may have engaged in purchase and sale transactions for office products with Starboard and its portfolio companies. Any such transactions were conducted on an arm’s length basis and are not material to Starboard.

Director Independence

The Board of Directors believes in the importance of experienced and independent directors. The Board of Directors evaluates the independence of each nominee for election as a director of our Company in accordance with the Corporate Governance Guidelines, which incorporate the applicable listing standards of The Nasdaq Stock Market. The Corporate Governance Guidelines require that a majority of our Board of Directors must be “Independent” within the meaning of the Nasdaq listing standards, and all directors who sit on our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, must also be Independent directors.

All members of our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee have been determined by our Board of Directors to be Independent directors. Our Board of Directors has reviewed the various relationships between members of our Board of Directors and the Company and has affirmatively determined that none of our directors has a material relationship with the Company that would impair independence from management, other than Mr. Smith, who serves as our Chairman and CEO. Our Board of Directors has concluded that although certain of our directors were appointed by a large shareholder of the Company, a relationship with a shareholder of the Company in and of itself does not impair such directors of independent judgment in connection with their duties and responsibilities as directors of the Company.

None of our directors serves as an executive officer of a charitable organization to which we made contributions during 2014.

Item 14. Principal Accountant Fees and Services.

Audit & Other Fees

The fees for our independent registered public accounting firm for professional services rendered in connection with (i) the audit of our annual financial statements as set forth in our Annual Report on Form 10-K for the fiscal years ended December 28, 2013 and December 27, 2014, (ii) the review of our quarterly financial statements as set forth in our Quarterly Reports on Form 10-Q for each of our fiscal quarters during 2013 and 2014, and (iii) the audit of our internal control over financial reporting with the objective of obtaining reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects, as well as fees paid to our independent registered public accounting firm for audit-related work, tax compliance, tax planning and other consulting services are set forth below. The audit committee approved 100% of the fees related to the services discussed below.

Audit & Other Fees Paid to Deloitte & Touche LLP
	Fiscal 2013	Fiscal 2014
Audit Fees	$11,152,716	$8,395,565

Audit Related Fees (as defined under the Sarbanes-Oxley Act of 2002)	$111,000	$22,142

Tax Fees	$206,456	$471,753

All Other Fees	$0	$2,615

Total Fees	$11,470,172	$8,892,075

Audit Fees—Consists of fees for professional services rendered in connection with: (i) the audits of our consolidated financial statements and the effectiveness of our internal control over financial reporting for the fiscal years ended December 28, 2013 and December 27, 2014; (ii) the reviews of the consolidated financial statements included in each of our Quarterly Reports on Form 10-Q during those fiscal years; (iii) consultations on accounting matters; (iv) statutory audit filings; and (v) SEC registration statements.

Audit Related Fees—Consists of fees in 2014 primarily for the review of an SEC comment letter and in 2013 for review of an SEC comment letter and review of independent registered accounting firm’s work papers in connection with the merger with OfficeMax.

Tax Fees—Consists of fees for tax compliance.

All Other Fees—Consists primarily of fees for tax training.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has established policies and procedures under which all audit and non-audit services performed by the Company’s independent registered public accounting firm must be separately approved in advance by the Audit Committee. The policy also provides that the Audit Committee has delegated pre-approval authority to the Chair of the Audit Committee for non-audit services provided that the pre-approval of each service permitted by the Chair is limited to a pre-established threshold and reported to the full Audit Committee at its next meeting. All audit and non-audit services provided in the fiscal years 2013 and 2014 have been pre-approved by the Audit Committee in accordance with these policies and procedures.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of April 2015.

OFFICE DEPOT, INC.

By	/s/ ROLAND C. SMITH
Roland C. Smith
Chief Executive Officer

INDEX TO EXHIBITS FOR OFFICE DEPOT 10-K/A(1)

Exhibit Number	Exhibit
2.1	Stock Purchase and Transaction Agreement by and among Office Depot, Inc., Office Depot Delaware Overseas Finance No. 1, LLC, Grupo Gigante S.A.B. de C.V. and Hospitalidad y Servicios Especializados Gigante, S.A. de C.V dated as of June 3, 2013 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on July 15, 2013).

3.1	Amended and Restated Bylaws (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 4, 2015).

3.2	Restated Certificate of Incorporation (Incorporated by reference from the respective annex to the Proxy Statement for Office Depot, Inc.’s 1995 Annual Meeting of Stockholders, filed with the SEC on April 20, 1995).

3.3	Amendment to Restated Certificate of Incorporation (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 1998).

4.1	Form of Certificate representing shares of Common Stock (Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Registration Statement No. 33-39473 on Form S-4, filed with the SEC on March 15, 1991).

4.2	Indenture, dated as of March 14, 2012, relating to the $250 million 9.75% Senior Secured Notes due 2019, among Office Depot, Inc., the Guarantors named therein and U.S. Bank National Association (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on March 15, 2012).

4.3	Supplemental Indenture, dated as of February 22, 2013, between Office Depot, Inc., eDepot, LLC, the other Guarantors party thereto and U.S. Bank National Association, relating to the 9.75% Senior Notes due 2019 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 25, 2014).

4.4	Second Supplemental Indenture, dated as of November 22, 2013, between Office Depot Inc., Mapleby Holdings Merger Corporation, OfficeMax Incorporated, OfficeMax Southern Company, OfficeMax Nevada Company, OfficeMax North America, Inc., Picabo Holdings, Inc., BizMart, Inc., BizMart (Texas), Inc., OfficeMax Corp., OMX, Inc., the other Guarantors party thereto and U.S. Bank National Association, relating to the 9.75% Senior Notes due 2019 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 25, 2014).

4.5	Form of Notes representing $250 million aggregate principal amount of 9.75% Senior Secured Notes due March 15, 2019 (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2012).

4.6(2)	Trust Indenture between Boise Cascade Corporation (now OfficeMax Incorporated) and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended (Incorporated by reference from OfficeMax Incorporated’s Registration Statement No. 33-5673 on Form S-3, filed with the SEC on May 13, 1986).

4.7	Indenture dated as of December 21, 2004 by and between OMX Timber Finance Investments I, LLC, as the Issuer and Wells Fargo Bank Northwest, N.A., as Trustee (Incorporated by reference from OfficeMax Incorporated’s Registration Statement No. 333-162866 on Form S-1/A, filed with the SEC on December 14, 2009).

4.8	Installment Note for $559,500,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Cascade Corporation (now OfficeMax Incorporated) (Initial Holder) dated October 29, 2004 (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2004).

4.9	Installment Note for $258,000,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Southern Company (Initial Holder) dated October 29, 2004 (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2004).

10.1	Lease Agreement dated November 10, 2006, by and between Office Depot, Inc. and Boca 54 North LLC (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 24, 2009).

10.2	First Amendment to Lease dated July 3, 2007, by and between Office Depot, Inc. and Boca 54 North LLC (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 24, 2009).

10.3	Office Depot, Inc. 2007 Long-Term Incentive Plan (Incorporated by reference from the respective appendix to the Proxy Statement for Office Depot, Inc.’s 2007 Annual Meeting of Shareholders, filed with the SEC on April 2, 2007).*

10.4	2008 Office Depot, Inc. Bonus Plan for Executive Management Employees (Incorporated by reference from the respective appendix to the Proxy Statement for Office Depot, Inc.’s 2008 Annual Meeting of Shareholders, filed with the SEC on March 13, 2008).*

10.5	Change of Control Agreement, dated as of December 14, 2007, by and between Office Depot, Inc. and Steven M. Schmidt (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on July 28, 2009).*

10.6	Amendment to Employment Offer Letter Agreement, dated December 31, 2008, by and between Office Depot, Inc. and Steven Schmidt (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 23, 2010).*

10.7	Employment Offer Letter Agreement, dated July 10, 2007, by and between Office Depot, Inc. and Steven Schmidt (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 23, 2010).*

10.8	Office Depot, Inc. Amended Long-Term Incentive Plan (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 26, 2010).*

10.9	Office Depot, Inc. Amended Long-Term Equity Incentive Plan, as revised and amended effective April 21, 2010 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 26, 2010).*

10.10	Form of Associate Non-Competition, Confidentiality and Non-Solicitation Agreement between Office Depot, Inc. and certain executives (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 22, 2011).*

10.11	Form of Change in Control Agreement between Office Depot, Inc. and certain executives (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 21, 2010).*

10.12	Form of Waiver, dated as of March 30, 2011 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 1, 2011).

10.13	First Amendment to the Office Depot, Inc. 2007 Long-Term Incentive Plan (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).*

10.14	Form of Amended and Restated Credit Agreement, dated as of May 25, 2011, among Office Depot, Inc. and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on July 26, 2011).**

10.15	Letter Agreement between Office Depot, Inc. and Elisa D. Garcia dated May 15, 2007 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 28, 2012).*

10.16	Amendment to Letter Agreement between Office Depot, Inc. and Elisa D. Garcia effective December 31, 2008 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 28, 2012).*

10.17	Retention Agreement between Office Depot, Inc. and Elisa D. Garcia dated November 2, 2010 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 28, 2012).*

10.18	First Amendment, dated February 24, 2012, to the Amended and Restated Credit Agreement, dated as of May 25, 2011, among Office Depot, Inc. and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 28, 2012).

10.19	Form of Restricted Stock Awards for Executives (time vested) (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2012).*

10.20	Form of Restricted Stock Award for Executives (performance/time vested) (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2012).*

10.21	Financing Agreement by and between Office Depot BS and ABN AMRO Commercial Finance, dated September 24, 2012 (Incorporated by reference from Office Depot Inc.’s Annual Report on Form 10-K, filed with the SEC on February 20, 2013).

10.22	Amendment No. 1 to Financing Agreement by and between Office Depot BS and ABN AMRO Commercial Finance, dated September 24, 2012 (Incorporated by reference from Office Depot Inc.’s Annual Report on Form 10-K, filed with the SEC on February 20, 2013).

10.23	Letter Agreement between the Company and Stephen E. Hare (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 5, 2013).*

10.24	2013 Non-Qualified Stock Option Award Agreement between the Company and Stephen E. Hare (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 5, 2013).*

10.25	2013 Restricted Stock Unit Award Agreement between the Company and Stephen E. Hare (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 5, 2013).*

10.26	2013 Performance Share Award Agreement between the Company and Stephen E. Hare (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 5, 2013).*

10.27	Employment Agreement between the Company and Roland C. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 18, 2013).*

10.28	2013 Non-Qualified Stock Option Award Agreement between the Company and Roland C. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 18, 2013).*

10.29	2013 Restricted Stock Unit Award Agreement between the Company and Roland C. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 18, 2013).*

10.30	2013 Performance Share Award Agreement between the Company and Roland C. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 18, 2013).*

10.31	2003 OfficeMax Incentive and Performance Plan (amended and restated effective as of April 29, 2013) (Incorporated by reference to Appendix A to the Definitive Proxy Statement of OfficeMax filed with the SEC on March 19, 2013).*

10.32	Amendment to the 2003 OfficeMax Incentive and Performance Plan dated November 6, 2013 (Incorporated by reference from Office Depot, Inc.’s Form S-8, filed with the SEC on November 8, 2013).*

10.33	Settlement Agreement, dated August 20, 2013 between Office Depot, Inc. and Starboard Value L.P (and entities listed on Exhibit A of the Settlement Agreement) (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on August 21, 2013).

10.34	Letter Agreement between Office Depot, Inc. and Neil R. Austrian, dated April 5, 2013 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 11, 2013).*

10.35	Restricted Stock Award Agreement between Office Depot, Inc. and Neil R. Austrian, dated April 5, 2013 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 11, 2013).*

10.36	Restricted Stock Unit Award Agreement between Office Depot, Inc. and Neil R. Austrian, dated April 5, 2013 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 11, 2013).*

10.37	Form of Letter Agreement (amending the Change in Control Agreements with each of Michael D. Newman, Elisa D. Garcia and Steve M. Schmidt) (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 26, 2013).*

10.38	Office Depot Omnibus Amendment to Outstanding Equity and Long-Term Incentive Awards (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 26, 2013).*

10.39	Form of Second Amendment, dated as of March 4, 2013, to the Amended and Restated Credit Agreement dated as of May 25, 2011, as amended by the First Amendment to the Amended and Restated Credit Agreement, dated as of February 24, 2012, among Office Depot, Inc., and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on March 6, 2013).

10.40	Form of Third Amendment, dated as of November 5, 2013, to the Amended and Restated Credit Agreement dated as of May 25, 2011, as amended by the First Amendment to the Amended and Restated Credit Agreement, dated as of February 24, 2012 and the Second Amendment to the Amended and Restated Credit Agreement, dated as of March 4, 2013, among Office Depot, Inc., and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 25, 2014).

10.41	Paper Purchase Agreement dated June 25, 2011 between Boise White Paper, L.L.C. and OfficeMax Incorporated (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q/A, filed with the SEC on October 24, 2011).**

10.42	Retention Agreement between Office Depot, Inc. and Ms. Deborah O’Connor dated March 21, 2014 (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on March 24, 2014).

10.43	Second Amendment to 2013 Performance Share Award Agreement between Office Depot, Inc. and Roland C. Smith (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014).

10.44	Award Agreement for 2014 Cash-Settled Performance Award between Office Depot, Inc. and Roland C. Smith (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014).

10.45	Second Amendment to 2013 Performance Share Award Agreement between Office Depot, Inc. and Stephen E. Hare (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014).

10.46	Form of 2014 Restricted Stock Award Agreement (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014).

10.47	Form of 2014 Performance Share Award Agreement (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014).

10.48	Second Amendment to the Office Depot, Inc. 2007 Long-Term Incentive Plan (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014).

10.49	Letter Agreement between Office Depot, Inc. and Mark Cosby dated July 14, 2014 (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on July 21, 2014).

10.50	Sign-On Bonus Agreement between Office Depot, Inc. and Mark Cosby dated July 14, 2014 (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on July 21, 2014).

10.51	The Office Depot, Inc. Executive Change in Control Severance Plan effective August 1, 2014 (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on August 7, 2014).

10.52	Form of Notice of Selection for Participation in Executive Change in Control Severance Plan and Notice of Non-Renewal of Change in Control Agreement (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on August 7, 2014).

10.53	Form of Settlement Agreement (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on December 23, 2014)

10.54	Securityholders Agreement among Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C., dated October 29, 2004 (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2004).

10.55	Director Stock Compensation Plan, as amended through September 26, 2003 (Incorporated by reference from OfficeMax Incorporated’s Annual Report on Form 10-K, filed with the SEC on March 2, 2004).*

10.56	2003 Director Stock Compensation Plan, as amended through September 26, 2003 (Incorporated by reference from OfficeMax Incorporated’s Annual Report on Form 10-K, filed with the SEC on March 2, 2004).*

10.57	Amendment to the OfficeMax Incorporated 2003 Director Stock Compensation Plan (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 20, 2007).*

10.58	Form of 2007 Directors’ Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on August 1, 2007).*

10.59	Form of 2008 Director Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on July 29, 2008).*

10.60	Form of 2009 Nonqualified Stock Option Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 18, 2009).*

10.61	Form of 2009 Director Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on July 28, 2009).*

10.62	Form of 2010 Nonqualified Stock Option Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 16, 2010).*

10.63	Form of 2010 Director Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on August 3, 2010).*

10.64	Form of 2011 Nonqualified Stock Option Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 15, 2011).*

10.65	Form of 2011 Director Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on August 2, 2011).*

10.66	Form of 2012 Nonqualified Stock Option Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 22, 2012).*

10.67	Form of 2012 Performance-Based RSU Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 22, 2012).*

10.68	Form of 2012 Performance Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 22, 2012).*

10.69	Form of 2012 Director Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on July 31, 2012).*

10.70	First Amendment to Paper Purchase Agreement dated June 20, 2013 between Boise White Paper, L.L.C. and OfficeMax Incorporated (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2013).**

10.71	Fourth Amended and Restated Operating Agreement of Boise Cascade Holdings, L.L.C. (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on March 4, 2013).

10.72	2005 Directors Deferred Compensation Plan (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on December 15, 2004).*

10.73(3)	Deferred Compensation and Benefits Trust, as amended for the Form of Sixth Amendment dated May 1, 2001 (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2001).*

10.74	2001 Board of Directors Deferred Compensation Plan, as amended through September 26, 2003 (Incorporated by reference from OfficeMax Incorporated’s Annual Report on Form 10-K, filed with the SEC on March 2, 2004).*

10.75	Amendment to OfficeMax Incorporated 2005 Directors Deferred Compensation Plan (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2008).*

21	List of Office Depot, Inc.’s Subsidiaries (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on February 24, 2015)

23.1	Consent of Independent Registered Public Accounting Firm (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on February 24, 2015)

23.2	Consent of Independent Auditors (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on February 24, 2015)

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on February 24, 2015)

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) with respect to this Amendment No. 1

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on February 24, 2015)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) with respect to this Amendment No. 1

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on February 24, 2015)

99	Financial statements of Office Depot de Mexico, S.A. de C.V. and Subsidiaries as of July 9, 2013 (Unaudited) and December 31, 2012 (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on February 24, 2015)

(101.INS)	XBRL Instance Document (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on February 24, 2015)

(101.SCH)	XBRL Taxonomy Extension Schema Document (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on February 24, 2015)

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on February 24, 2015)

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on February 24, 2015)

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on February 24, 2015)

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on February 24, 2015)

*	Management contract or compensatory plan or arrangement.

**	Denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The confidential portions have been submitted separately to the Securities and Exchange Commission.

(1)	As noted herein, certain documents incorporated by reference in this Exhibit Index have been filed previously by Office Depot, Inc. with the Securities and Exchange Commission, Commission file number 1-10948 and certain documents have been filed previously by OfficeMax Incorporated with the Securities and Exchange Commission, Commission file number 1-5057.

(2)	The Trust Indenture between Boise Cascade Corporation (now OfficeMax Incorporated) and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended, was filed as exhibit 4 in OfficeMax Incorporated’s Registration Statement on Form S-3 No. 33-5673, filed May 13, 1986. The Trust Indenture has been supplemented on seven occasions as follows: The First Supplemental Indenture, dated December 20, 1989, was filed as exhibit 4.2 in OfficeMax Incorporated’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 No. 33-32584, filed December 20, 1989. The Second Supplemental Indenture, dated August 1, 1990, was filed as exhibit 4.1 in OfficeMax Incorporated’s Current Report on Form 8-K filed on August 10, 1990. The Third Supplemental Indenture, dated December 5, 2001, between Boise Cascade Corporation and BNY Western Trust Company, as trustee, to the Trust Indenture dated as of October 1, 1985, between Boise Cascade Corporation and U.S. Bank Trust National Association (as successor in interest to Morgan Guaranty Trust Company of New York) was filed as exhibit 99.2 in OfficeMax Incorporated’s Current Report on Form 8-K filed on December 10, 2001. The Fourth Supplemental Indenture dated October 21, 2003, between Boise Cascade Corporation and U.S. Bank Trust National Association was filed as exhibit 4.1 in OfficeMax Incorporated’s Current Report on Form 8-K filed on October 20, 2003. The Fifth Supplemental Indenture dated September 16, 2004, among Boise Cascade Corporation, U.S. Bank Trust National Association and BNY Western Trust Company was filed as exhibit 4.1 to OfficeMax Incorporated’s Current Report on Form 8-K filed on September 22, 2004. The Sixth Supplemental Indenture dated October 29, 2004, between OfficeMax Incorporated and U.S. Bank Trust National Association was filed as exhibit 4.1 to OfficeMax Incorporated’s Current Report on Form 8-K filed on November 4, 2004. The Seventh Supplemental Indenture, made as of December 22, 2004, between OfficeMax Incorporated and U.S. Bank Trust National Association was filed as exhibit 4.1 to OfficeMax Incorporated’s Current Report on Form 8-K filed on December 22, 2004. Each of the documents referenced in this footnote is incorporated herein by reference.

(3)	The Deferred Compensation and Benefits Trust, as amended and restated as of December 13, 1996, was filed as exhibit 10.18 in OfficeMax Incorporated’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Amendment No. 4, dated July 29, 1999, to the Deferred Compensation and Benefits Trust was filed as exhibit 10.18 in OfficeMax Incorporated’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Amendment No. 5, dated December 6, 2000, to the Deferred Compensation and Benefits Trust was filed as exhibit 10.18 in OfficeMax Incorporated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment No. 6, dated May 1, 2001, to the Deferred Compensation and Benefits Trust was filed as exhibit 10 in OfficeMax Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001. Each of the documents referenced in this footnote is incorporated herein by reference.

Annex A

OFFICE DEPOT, INC.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

OPERATING INCOME (LOSS)

(Dollars in millions)

Fiscal Year Ended December 27, 2014
Operating Income (Loss)
Operating income (loss) – As reported	$(275)
Add (less):
Asset impairments	88
Merger, restructuring, and other operating expenses, net	403
Legal accrual	81
Grupo OfficeMax	(8)

Adjusted operating income (loss)*	$289

Sales
Sales – As reported	$16,096
Less:
Grupo OfficeMax	(155)

Adjusted sales	$15,941

Operating income (loss) margin	-1.7%

Adjusted operating income (loss) margin	1.8%

A-1

OFFICE DEPOT, INC

PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS RECONCILIATION

(Dollars in millions)

(Unaudited)

FY 2013

	Historical Office Depot*	Historical OfficeMax YTD Q3 2013**	Historical Office Depot Charges/Credits***	Historical OfficeMax YTD Q3 2013 Charges/Credits**	Less: Grupo OfficeMax (Mexico)	OfficeMax Results of Operations for Period from Sep. 29, 2013 through Merger Date and Pro Forma Adjustments	Combined Company Pro Forma****	Pro Forma Adjustments Comments
Sales	$11,242	$4,965	$—	$—	$(282)	$624	$16,549	Conforming accounting policies and purchase accounting adjustments
Cost of goods sold and occupancy costs	8,616	3,701	—	—	(220)	603	12,700	Primarily conforming accounting policies, partially offset by purchase accounting adjustments for inventory, fair value of assets

Gross profit	2,626	1,264	—	—	(62)	21	3,849

Selling, general, and administrative expenses	2,560	1,201	—	1	(53)	42	3,751	Primarily conforming accounting policies, partially offset by purchase accounting adjustments for fair value of long-term assets, pension, lease, stock comp
Asset Impairments	70	—	(70)	—	—	—	—
Merger, restructuring and other operating expenses, net	201	(105)	(201)	105	—	—	—

Operating income (loss)	(205)	168	271	(106)	(9)	(21)	99
Other income (expense):
Interest expense, net	(64)	(18)	—	—	2	3	(77)	Net purchase accounting adjustments for Non-recourse debt, Timber Notes, and deferred financing costs
Gain on disposition of joint venture	382	—	(382)	—	—	—	—
Other income (expense), net	14	—	—	—	1	(13)	2	Elimination of Office Depot’s results from the investment in Office Depot de Mexico

Income (loss) before income taxes	127	150	111	(106)	(6)	(31)	23
Income tax expense (benefit)	147	69	(123)	(54)	(1)	(13)	25	Tax impact

Net Income (loss)	(20)	81	12	(52)	(4)	(18)	(2)
Less: Results attributable to the noncontrolling interests	—	(3)	—	—	2	1	—

Net Income (loss) attributable to Office Depot, Inc.	(20)	78	12	(52)	(2)	(17)	(2)
Preferred stock dividends	73	2	(45)	—	—	(30)	—	Elimination of preferred stock dividends due to redemption in connection with the Merger

Income (loss) available to common stockholders	$(93)	$77	$57	$(52)	$(2)	$13	$(2)

*Consolidated Statement of Operations as filed with the U.S. Securities and Exchange Commission in Office Depot, Inc.’s Form 10K for the year ended December 28, 2013.

**Condensed Consolidated Statement of Operations as filed with the U.S. Securities and Exchange Commission in OfficeMax Incorporated’s Form 10Q for the quarterly period ended September 28, 2013.

***Non-GAAP adjustments for the annual period ended on December 28, 2013, as disclosed at Office Depot’s Investor Center at officedepot.com.

****Pro Forma as filed with the U.S. Securities and Exchange Commission in Form 8-K on August 5, 2014.

A-2