Form 10-Q
period 2015-03-28
OFFICE DEPOT INC
filed 2015-05-05
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2015

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At March 28, 2015, there were 546,282,587 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended
	March 28,	March 29,
	2015	2014
Sales	$3,877	$4,354
Cost of goods sold and occupancy costs	2,940	3,339

Gross profit	937	1,015
Selling, general and administrative expenses	801	943
Asset impairments	5	50
Merger, restructuring, and other operating expenses, net	43	101

Operating income (loss)	88	(79)
Other income (expense):
Interest income	6	6
Interest expense	(25)	(25)
Other income, net	1	1

Income (loss) before income taxes	70	(97)
Income tax expense	25	11

Net income (loss)	45	(108)
Less: Results attributable to the noncontrolling interests	—	1

Net income (loss) attributable to Office Depot, Inc.	$45	$(109)

Basic and diluted earnings (loss) per share	$0.08	$(0.21)

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 24, 2015 (the “2014 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	13 Weeks Ended
	March 28,	March 29,
	2015	2014
Net income (loss)	$45	$(108)
Other comprehensive income (loss), net of tax where applicable:
Foreign currency translation adjustments	(54)	2
Other	—	(1)
Total other comprehensive income (loss), net of tax, where applicable	(54)	1

Comprehensive income (loss)	(9)	(107)
Comprehensive income attributable to the noncontrolling interests	—	1

Comprehensive income (loss) attributable to Office Depot, Inc.	$(9)	$(108)

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2014 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	March 28, 2015	December 27, 2014
Assets
Current assets:
Cash and cash equivalents	$927	$1,071
Receivables, net	1,201	1,264
Inventories	1,554	1,638
Prepaid expenses and other current assets	327	245

Total current assets	4,009	4,218
Property and equipment, net	887	963
Goodwill	397	391
Other intangible assets, net	67	72
Timber notes receivable	921	926
Deferred income taxes	27	32
Other assets	240	242

Total assets	$6,548	$6,844

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,251	$1,340
Accrued expenses and other current liabilities	1,319	1,517
Income taxes payable	17	4
Short-term borrowings and current maturities of long-term debt	52	32

Total current liabilities	2,639	2,893
Deferred income taxes and other long-term liabilities	607	621
Pension and postretirement obligations, net	188	196
Long-term debt, net of current maturities	658	674
Non-recourse debt	834	839

Total liabilities	4,926	5,223

Commitments and contingencies
Stockholders’ equity:
Common stock—authorized 800,000,000 shares of $.01 par value; issued shares – 552,197,855 in March 2015 and 551,097,537 in December 2014	6	6
Additional paid-in capital	2,566	2,556
Accumulated other comprehensive income	53	107
Accumulated deficit	(945)	(990)
Treasury stock, at cost – 5,915,268 shares in 2015 and 2014	(58)	(58)

Total equity	1,622	1,621

Total liabilities and stockholders’ equity	$6,548	$6,844

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2014 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	13 Weeks Ended
	March 28, 2015	March 29, 2014
Cash flows from operating activities:
Net income (loss)	$45	$(108)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	74	77
Charges for losses on inventories and receivables	16	20
Asset impairments	5	50
Changes in working capital and other	(186)	(113)

Net cash used in operating activities	(46)	(74)

Cash flows from investing activities:
Capital expenditures	(27)	(39)
Acquisition, net of cash acquired	(10)	—
Proceeds from sale of available for sale securities	—	22
Restricted cash	(68)	—
Proceeds from assets sold and other	35	9

Net cash used in investing activities	(70)	(8)

Cash flows from financing activities:
Net proceeds on employee share-based transactions	1	(3)
Net payments on long and short-term borrowings	(9)	5

Net cash provided by (used in) financing activities	(8)	2

Effect of exchange rate changes on cash and cash equivalents	(20)	—
Impact of cash and cash equivalent in consolidated joint-venture held for sale	—	(5)
Net decrease in cash and cash equivalents	(144)	(85)
Cash and cash equivalents at beginning of period	1,071	955

Cash and cash equivalents at end of period	$927	$870

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2014 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: Office Depot, Inc., including consolidated subsidiaries (“Office Depot” or the “Company”), is a global supplier of office products and services. The Company currently operates under the Office Depot® and OfficeMax® banners and utilizes proprietary company and product brand names. The Company’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol ODP. As of March 28, 2015, the Company sold to customers throughout North America, Europe, and Asia/Pacific through three reportable segments (or “Divisions”): North American Retail Division, North American Business Solutions Division and International Division. Refer to Note 12 for further Division information.

The Condensed Consolidated Financial Statements as of March 28, 2015 and for the 13-week periods ended March 28, 2015 (also referred to as “the first quarter of 2015”) and March 29, 2014 (also referred to as “the first quarter of 2014”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

The Company has prepared the Condensed Consolidated Financial Statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Some information and note disclosures, which would normally be included in comprehensive annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those SEC rules and regulations. For a better understanding of the Company and its Condensed Consolidated Financial Statements, we recommend reading these Condensed Consolidated Financial Statements in conjunction with the audited financial statements which are included in the 2014 Form 10-K. These interim results are not necessarily indicative of the results that should be expected for the full year.

Cash Management: The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Trade accounts payable and Accrued expenses and other current liabilities as of March 28, 2015 and December 27, 2014 included $78 million and $91 million, respectively, of amounts not yet presented for payment drawn in excess of disbursement account book balances, after considering offset provisions.

At March 28, 2015, cash and cash equivalents held outside the United States amounted to $267 million.

At March 28, 2015, Prepaid expenses and other current assets included $68 million of cash held in escrow in advance of settlement of the legal accrual which is anticipated to occur during the second quarter of 2015.

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

In the first quarter 2015, the Company withdrew $94 million from amounts available under the factoring arrangement. Receivables sold for which the Company did not obtain cash directly from the financial institution are included in Receivables and amount to $8 million and $6 million as of March 28, 2015 and December 27, 2014, respectively. Retention guarantee amounts of $10 million and $11 million are included in Prepaid expenses and other current assets as of March 28, 2015 and December 27, 2014, respectively.

New Accounting Standards: In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that will supersede most current revenue recognition guidance and modify the accounting for certain costs associated with revenue generation. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a number of steps to apply to achieve that principle. The standard is effective for the Company’s first quarter of 2017. Early adoption is not permitted. Implementation may be either through retrospective application to each period from the first quarter of 2015 or with a cumulative effect adjustment upon adoption in 2017. Additional disclosures will also be required under the new standard. In April 2015, the FASB issued a proposal that, if approved, would extend the required implementation date one year to the first quarter of 2018 but also would permit companies to adopt the standard at the original effective date of 2017. The Company is assessing what impacts this new standard will have on its Consolidated Financial Statements.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

In April 2015, the FASB issued a new standard that will require debt issuance costs to be presented as a reduction of the related liability rather than as an asset. The standard is effective for the Company’s first quarter of 2016 and will require prior periods to be adjusted. Early adoption is allowed. The standard is expected to have a limited impact on the Company’s balance sheet. As of March 28, 2015, deferred costs of $4 million relate to the Senior Secured Notes and will be reclassified in 2016 to reduce the carrying value of the debt and $7 million relate to the Amended Credit Facility (as defined in Note 5), which has no outstanding borrowings.

In April 2015, the FASB issued a new standard that will allow companies a choice between measuring pension plan assets and liabilities based on the calendar year end date or, for companies with alternative year end dates (e.g., 52-53 week fiscal year), measurement closest to the calendar end date. The choice must be applied to all of a company’s pension plans. It is effective for the Company in the first quarter of 2016; early adoption is allowed. The Company is evaluating this measurement option.

NOTE 2. ACQUISITION AND DISPOSITIONS

Staples Acquisition

On February 4, 2015, Staples, Inc. (“Staples”) and the Company announced that the companies have entered into a definitive merger agreement (the “Staples Merger Agreement”), under which Staples will acquire all of the outstanding shares of Office Depot and the Company will become a wholly owned subsidiary of Staples (the “Staples Acquisition”). The Company will survive the Staples Acquisition as a wholly owned subsidiary of Staples. Under the terms of the Staples Merger Agreement, Office Depot shareholders will receive, for each Office Depot share held by such shareholders, $7.25 in cash and 0.2188 of a share in Staples common stock at closing. Each employee share-based award outstanding at the date of the Staples Merger Agreement will vest upon the effective date of the Staples Acquisition. The Staples Merger Agreement includes representations, warranties and conditions, including breakup fees payable or receivable under certain conditions if the transaction fails to close. Certain existing debt agreements will require modification prior to closing. The transaction has been approved by both companies’ Board of Directors and the completion of the Staples Acquisition is subject to customary closing conditions including, among others, the approval of Office Depot shareholders and various regulatory approvals. Refer to the Company’s Form 8-K filed February 4, 2015 for additional information on the transaction. Also, refer to Note 3 for amounts accrued during the first quarter of 2015 related to the Staples Acquisition.

Other

During the first quarter of 2015, the Company acquired an interior furniture business for $10 million, subject to a working capital adjustment that is expected to be completed during the second quarter of 2015. The business supports the contract channel of the North American Business Solutions Division. Preliminary estimates of the fair value of assets acquired and liabilities assumed are included in the balance sheet as of March 28, 2015 and include certain amortizing intangible assets and tax-deductible goodwill, which are subject to change as integration is completed. Supplemental pro forma financial information is not provided based on materiality considerations.

Consolidated joint venture sold

In August 2014, the Company completed the sale of its 51% capital stock interest in Grupo OfficeMax S. de R.L. de C.V., the former OfficeMax business in Mexico, to its joint venture partner. The amounts included in the Condensed Consolidated Statement of Operations for this business are as follows:

(In millions)	First Quarter 2014
Sales	$68
Income before income taxes	3
Income attributable to Office Depot, before income taxes	2

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Other assets held for sale

Certain facilities identified for closure through integration and other activities have been accounted for as assets held for sale. As of March 28, 2015 and December 27, 2014, these assets amount to $34 million and $31 million, respectively, and are presented in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. Refer to Note 3 for further information on Merger, restructuring and other operating expenses, net.

NOTE 3. MERGER, RESTRUCTURING, AND OTHER ACCRUALS

In recent years, the Company has taken actions to adapt to changing and competitive conditions. These actions include closing facilities, consolidating functional activities, eliminating redundant positions, disposing of businesses and assets, and taking actions to improve process efficiencies. In 2013, the OfficeMax, Incorporated merger (the “Merger”) was completed and integration activities similar to the actions described above began and are expected to continue through 2016. The Company assumed certain restructuring liabilities previously recorded by OfficeMax, Incorporated (“OfficeMax”).

Merger, restructuring, and other operating expenses, net

The Company presents Merger, restructuring and other operating expenses, net on a separate line in the Condensed Consolidated Statements of Operations to identify these activities apart from the expenses incurred to sell to and service its customers. These expenses are not included in the determination of Division operating income. The table below and narrative that follows summarize the major components of Merger, restructuring and other operating expenses, net.

	First Quarter
(In millions)	2015	2014
Merger related expenses
Severance, retention, and relocation	$5	$71
Transaction and integration	24	21
Other related expenses (gain)	(14)	4

Total Merger related expenses	15	96
International restructuring and certain other expenses	13	5
Staples Acquisition expenses	15	—

Total Merger, restructuring and other operating expenses, net	$43	$101

Severance, retention, and relocation reflect expenses incurred for the integration of staff functions. Since the second quarter of 2014, the Real Estate Strategy has been sufficiently developed to provide a basis for estimating termination benefits for certain retail and supply chain closures that are expected to extend through 2016. Such benefits are being accrued through the anticipated employee full eligibility date. Because the specific identity of retail locations to be closed is subject to change as implementation of the Real Estate Strategy progresses, estimates are used for the store closure severance accrual. The calculation considers factors such as the expected timing of store closures, terms of existing severance plans, expected employee turnover and attrition. As the integration evolves and additional decisions about the identity and timing of closures are made, more current information will be available and assumptions used in estimating the termination benefits accrual may change.

Transaction and integration expenses include integration-related professional fees, incremental temporary contract labor, salary and benefits for employees dedicated to the Merger activity, travel costs, non-capitalizable software integration costs, and other direct costs to combine the companies. Such costs are being recognized as incurred.

Other related expenses (gain) primarily relate to facility closure accruals, gains and losses on asset dispositions, and accelerated depreciation. Facility closure expenses include amounts incurred by the Company to close retail stores in the United States as part of the Real Estate Strategy. The Company expects to close approximately 135 retail stores in 2015 and at least 100 stores in 2016. The specific sites to close over this period may be influenced by real estate and other market conditions and, therefore, a reasonable estimate of future facility closure accruals cannot be made at this time. During the first quarter of 2015, the Company sold a warehouse facility that was classified as an asset held for sale at December 27, 2014. The gain of $19 million is included in Merger, restructuring and other operating expenses, net, as the disposition was part of the supply chain integration associated with the Merger.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

International restructuring and certain other expenses in 2015 include charges related to the European restructuring plan approved in 2014 to realign the organization from a geographic-focus to a business channel-focus (the European restructuring plan). Both the 2015 and 2014 periods include charges related to international organizational changes and facility closures which were started prior to the European restructuring plan. The costs recognized in the first quarter of 2015 include $5 million associated with lease obligations, $5 million of severance and employee benefits, and $3 million of professional fees and other restructuring costs. The European restructuring plan has been approved by all countries’ works councils, with the largest component approved subsequent to March 28, 2015. Approximately $54 million of severance (at current exchange rates) is expected to be accrued over the remainder of 2015. Expenses for facility closures and restructuring activity will be recognized as the related accounting criteria are met.

Staples Acquisition expenses for the first quarter of 2015 includes retention accruals and costs associated with regulatory filings. The retention amounts will be paid regardless of whether the transaction is approved and will continue to be accrued through the anticipated closing date which is expected to be before the end of 2015.

Asset impairments are not included in the table above. Refer to Note 10 for further information.

Merger and restructuring accruals

Of the total $43 million Merger, restructuring and other expenses recognized in the first quarter 2015 Condensed Consolidated Statement of Operations, $22 million relates to Merger and restructuring balance sheet accruals and are included as Charges incurred in the table below. The remaining $21 million is excluded from the table below because these items are expensed as incurred, non-cash, or otherwise not associated with Merger and restructuring balance sheet accounts.

(In millions)	Beginning Balance	Charges Incurred	Cash Payments	Currency, Lease Accretion and Other Adjustments	Ending Balance
2015
Termination benefits
Merger-related accruals	$31	$7	$(11)	$(1)	$26
European restructuring plan	26	1	(1)	(4)	22
Other restructuring accruals	8	3	(5)	—	6

	65	11	(17)	(5)	54

Lease and contract obligations, accruals for facilities closures and other costs
Merger-related accruals	71	—	(14)	—	57
European restructuring plan	—	1	(1)	1	1
Other restructuring accruals	35	3	(4)	1	35
Acquired entity accruals	36	1	(3)	—	34
Staples Acquisition related accruals	—	6	—	—	6

	142	11	(22)	2	133

Total	$207	$22	$(39)	$(3)	$187

The $21 million not included in the balance sheet accrual table is comprised of $24 million Merger transaction and integration expenses, $8 million Staples Acquisition transaction and integration expenses, $2 million European restructuring transaction and integration expenses, $6 million primarily related to fixed assets and rent expenses, partially offset by the $19 million gain on the disposition of the warehouse facility associated with the supply chain integration.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 4. INVESTMENTS

Boise Cascade Holdings, LLC and Boise Cascade Company Common Stock

The Company had an investment of approximately 20% of the voting equity securities of Boise Cascade Holdings, L.L.C. (“Boise Cascade Holdings”), a building products company that originated in connection with the OfficeMax sale of its paper, forest products and timberland assets in 2004. In 2013, Boise Cascade Holdings owned common stock of Boise Cascade Company (“Boise Cascade”), a publicly traded entity, which gave the Company the indirect ownership interest of approximately 4% of the shares of Boise Cascade. During the first quarter of 2014, Boise Cascade Holdings distributed to its shareholders all of the Boise Cascade common stock it held. The Company received 1.6 million shares in this distribution. Through March 29, 2014, the Company disposed of 785 thousand shares in open market transactions for total cash proceeds of $22 million. The remaining shares were fully disposed of in open market transactions through June 28, 2014.

NOTE 5. DEBT

Amended Credit Facility

Based on the March borrowing base certificate, at March 28, 2015, the Company had approximately $1.1 billion of available credit under the asset-based, multi-currency revolving credit facility (the “Amended Credit Facility”) provided by the Amended and Restated Credit Agreement entered into in May 2011, as amended effective February 2012, March 2013, and November 2013. As of March 28, 2015, letters of credit outstanding under the Amended Credit Facility totaled $91 million. There were no borrowings under the Amended Credit Facility in the first quarter of 2015.

The Company was in compliance with all applicable financial covenants at March 28, 2015.

NOTE 6. INCOME TAXES

For the first quarter of 2015, the Company’s effective tax rate was primarily impacted by valuation allowances, which limited the recognition of deferred tax benefits for pretax losses in certain tax jurisdictions while income tax expense was recognized in tax jurisdictions with pretax earnings. The effective tax rate was also impacted by nondeductible foreign interest and other nondeductible expenses. Due to the Company’s valuation allowances, interim income tax reporting is likely to result in significant variability of the effective tax rate throughout the course of the year. Changes in pretax income projections and the mix of income across jurisdictions could also impact the effective tax rate each quarter.

The Company has significant deferred tax assets in the U.S. and in certain foreign jurisdictions against which valuation allowances have been established to reduce such deferred tax assets to the amount that is more likely than not to be realized. During the first quarter of 2015, the Company recognized income tax expense of $3 million associated with the establishment of valuation allowances in certain foreign jurisdictions because the realizability of the related deferred tax assets was no longer more likely than not. As of the first quarter of 2015, valuation allowances remain in the U.S. and certain foreign jurisdictions where the Company believes it is necessary to see further positive evidence, such as sustained achievement of cumulative profits, before these valuation allowances can be released. The Company will continue to assess the realizability of its deferred tax assets.

The Company files a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local income tax examinations for years before 2013 and 2009, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal and state and local income tax examinations for years before 2010 and 2006, respectively. The U.S. federal income tax returns for 2013 and 2014 are currently under review. Generally, the Company is subject to routine examination for years 2008 and forward in its international tax jurisdictions.

During the first quarter of 2015, the Company increased by $4 million its estimate of unrecognized tax benefits that would affect the effective tax rate because the related tax positions are not expected to be offset by valuation allowances. The Company did not change its total balance of unrecognized tax benefits, which was $23 million as of the first quarter of 2015. It is reasonably possible that certain tax positions will be resolved within the next 12 months, which would decrease the Company’s unrecognized tax benefits by $4 million but would not affect the effective tax rate due to an offsetting change in valuation allowance. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 7. STOCKHOLDERS’ EQUITY

The following table reflects the changes in stockholders’ equity.

(In millions)
Stockholders’ equity at December 27, 2014	$1,621
Net income	45
Other comprehensive income	(54)
Share transactions under employee-related plans	1
Amortization of long-term incentive stock grants	9

Stockholders’ equity at March 28, 2015	$1,622

Accumulated other comprehensive income (loss) activity, net of tax, where applicable, is provided in the following table:

(In millions)	Foreign Currency Translation Adjustments	Change in Deferred Pension	Total
Balance at December 27, 2014	$186	$(79)	$107
Other comprehensive loss activity before reclassifications	(53)	—	(53)
Reclassifications from Accumulated other comprehensive income (loss) to net income	(1)	—	(1)

Net other comprehensive loss	(54)	—	(54)

Balance at March 28, 2015	$132	$(79)	$53

As a result of valuation allowances in the U.S. and several international taxing jurisdictions, items other than deferred pension amounts generally have little or no tax impact. The component balances are net of immaterial tax impacts, where applicable.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 8. EARNINGS PER SHARE

The following table represents the calculation of net earnings (loss) per common share (“EPS”):

	First Quarter
(In millions, except per share amounts)	2015	2014
Basic Earnings (Loss) Per Share
Numerator:
Net income (loss) attributable to Office Depot, Inc.	$45	$(109)
Denominator:
Weighted-average shares outstanding	544	530
Basic earnings (loss) per share	$0.08	$(0.21)
Diluted Earnings (Loss) Per Share
Numerator:
Net income (loss) attributable to Office Depot, Inc.	$45	$(109)
Denominator:
Weighted-average shares outstanding	544	530
Effect of dilutive securities:
Stock options and restricted stock	9	—

Diluted weighted-average shares outstanding	553	530
Diluted earnings (loss) per share	$0.08	$(0.21)

Potentially dilutive stock options and restricted stock of 9 million shares were excluded from the first quarter 2014 diluted loss per share calculation, because of the net loss in the period.

Awards of options and nonvested shares representing approximately 2 million additional shares of common stock were outstanding for the first quarter 2015 and 12 million for the first quarter 2014, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive. For the periods presented, no tax benefits have been assumed in the weighted average share calculation in jurisdictions with valuation allowances.

NOTE 9. EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans – North America

The components of net periodic pension benefit for the Company’s North American pension and other postretirement plans are as follows:

	First Quarter 2015		First Quarter 2014
(In millions)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Service cost	$1	$—	$1	$—
Interest cost	11	—	13	—
Expected return on plan assets	(14)	—	(15)	—

Net periodic pension benefit	$(2)	$—	$(1)	$—

In the first quarter 2015, $4 million of cash contributions were made to the North American pension and other postretirement plans. The Company expects to make additional cash contributions of $6 million to the North American pension and other postretirement plans in 2015.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Pension Plan – Europe

The components of net periodic pension benefit for the Company’s European pension plan are as follows:

	First Quarter
(In millions)	2015	2014
Service cost	$—	$—
Interest cost	2	3
Expected return on plan assets	(3)	(4)

Net periodic pension benefit	$(1)	$(1)

The Company’s European pension plan is in a net asset position. There are no funding requirements while this plan has an asset surplus.

Net periodic pension benefits for the North American and European pension and other postretirement benefit plans are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

NOTE 10. DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Instruments and Hedging Activities

As a global supplier of office products and services the Company is exposed to risks associated with changes in foreign currency exchange rates, fuel and other commodity prices and interest rates. Depending on the exposure, settlement timeframe and other factors, the Company may enter into derivative transactions to mitigate those risks. Financial instruments authorized under the Company’s established risk management policy include spot trades, swaps, options, caps, collars, forwards and futures. Use of derivative financial instruments for speculative purposes is expressly prohibited by the Company’s policies. The Company may designate and account for such qualifying arrangements as hedges. As of March 28, 2015, the foreign exchange and fuel contracts extend through January 2016.

The fair values of the Company’s foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current interest rates, exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data. At March 28, 2015 and December 27, 2014, Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets include $5 million and $6 million, respectively, related to derivative fuel contracts payable.

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The following table presents information about financial instruments at the balance sheet dates indicated.

	March 28, 2015		December 27, 2014
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Timber notes receivables	$921	$938	$926	$930
Financial liabilities
Recourse debt
9.75% senior secured notes, due 2019	250	280	250	280
7.35% debentures, due 2016	18	19	18	18
Revenue bonds, due in varying amounts periodically through 2029	186	186	186	185
American & Foreign Power Company, Inc. 5% debentures, due 2030	14	12	14	13
Non-recourse debt	834	851	839	845

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	Timber notes receivable: Fair value is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms with comparable credit risk (Level 2 measure).

•	Recourse debt: Recourse debt for which there were no transactions on the measurement date was valued based on quoted market prices near the measurement date when available or by discounting the future cash flows of each instrument using rates based on the most recently observable trade or using rates currently offered to the Company for similar debt instruments of comparable maturities (Level 2 measure).

•	Non-recourse debt: Fair value is estimated by discounting the future cash flows of the instrument at rates currently available to the Company for similar instruments of comparable maturities (Level 2 measure).

Fair Value Estimates Used in Impairment Analyses

North American Retail Division

As a result of declining sales in recent periods, the Company conducts a detailed quarterly store impairment analysis. The analysis uses input from retail store operations and the Company’s accounting and finance personnel that organizationally report to the Chief Financial Officer. These projections are based on management’s estimates of store-level sales, gross margins, direct expenses, projected store closures, exercise of future lease renewal options, and favorable lease values, where applicable. The resulting cash flows, by their nature, include judgments about how current initiatives will impact future performance. If the anticipated cash flows of a store cannot support the carrying value of its assets, the retail store operating assets, as well as the related favorable lease intangible assets, are impaired and written down to their estimated fair value using a discounted cash flow approach (a Level 3 measure).

The Company recognized store asset impairment charges of $5 million and $9 million, in the first quarter 2015 and 2014, respectively. The first quarter 2015 charge includes approximately $1 million impairment of favorable lease intangible asset values following the identification of closing locations where future intangible asset recovery was considered unlikely. The first quarter of 2014 impairment charge includes $1 million from a decision in March 2014 to close the Canadian stores acquired as part of the Merger.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The first quarter 2015 analysis incorporated the assessment of which stores are anticipated to be closed through 2016, as well as projected cash flows through the base lease period for stores identified for ongoing operations. The projections assumed declining sales consistent with recent performance. Gross margin assumptions have been held constant at current actual levels and operating costs have been assumed to be consistent with recent actual results and planned activities. For the first quarter 2015 impairment analysis, identified locations were reduced to estimated fair value of $2 million based on their projected cash flows, discounted at 13% or estimated salvage value of $1 million, as appropriate. The Company continues to capitalize additions to previously-impaired operating stores and tests for subsequent impairment. A 100 basis point decrease in next year sales combined with a 50 basis point decrease in next year gross margin would have increased the impairment by approximately $1 million. Further, a 100 basis point decrease in sales for all future periods would increase the impairment by approximately $1 million.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or in certain circumstances, even if store performance is as anticipated, additional impairment charges may result. However, at the end of the first quarter of 2015, the impairment analysis reflects the Company’s best estimate of future performance.

Other assets

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

On February 4, 2015, Staples and Office Depot entered into the Staples Merger Agreement under which the companies would combine in a stock and cash transaction. On February 9, 2015, a putative class action lawsuit was filed by purported Office Depot shareholders in the Court of Chancery of the State of Delaware (“Court”) challenging the transaction and alleging that the defendant companies and individual members of Office Depot’s Board of Directors violated applicable laws by breaching their fiduciary duties and/or aiding and abetting such breaches. The plaintiffs in David Raul, v. Office Depot, Inc. et al. seek, among other things, injunctive relief and rescission, as well as fees and costs. Subsequently, eight other lawsuits were filed in the Court of Chancery of the State of Delaware making similar allegations, namely Beth Koeneke v. Office Depot, Inc. et al., Jamison Miller v. Office Depot, Inc. et al., Eric R. Gilbert v. Office Depot, Inc. et al., The Feivel and Helene Gottlieb Defined Benefit Pension Plan v. Office Depot, et al., Charles Miller v. Office Depot, Inc. et al., David Max v. Office Depot, Inc. et al., Patrick Connors v. Office Depot, Inc. and Steve Renous v. Staples Inc. et al. The Court subsequently consolidated all of the Delaware cases and named Jamison Miller and Steve Renous as co-plaintiffs and ordered the plaintiffs to file an amended consolidated complaint. Additionally, in February 2015, two lawsuits were filed in Palm Beach County Circuit Court, namely Keny Petit-Frere v. Office Depot, Inc., et al. and John Sweatman v. Office Depot, Inc., et al. alleging the same allegations. The lawsuits generally sought injunctive relief enjoining the consummation of the transaction, rescission of the transaction in the event it is consummated, damages, fees, costs, and other remedies. Office Depot filed a motion to dismiss the Florida lawsuits for improper venue.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

In addition, in the ordinary course of business, sales to and transactions with government customers may be subject to lawsuits, investigations, audits and review by governmental authorities and regulatory agencies, with which the Company cooperates. Many of these lawsuits, investigations, audits and reviews are resolved without material impact to the Company. While claims in these matters may at times assert large demands, the Company does not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect its financial position, results of operations or cash flows. In addition to the foregoing in 2009, State of California et al., ex rel David Sherwin v. Office Depot, Inc. (the “Sherwin lawsuit”) was filed in Superior Court for the State of California, Los Angeles County, and unsealed on October 16, 2012. The lawsuit asserted claims, including claims under the California False Claims Act, based on allegations regarding certain pricing practices under now expired agreements that were in place between 2001 and January 1, 2011, pursuant to which governmental agencies purchased office supplies from the Company. The plaintiffs sought monetary damages and other relief, including trebling of damages and statutory penalties. On June 25, 2014, the Company participated in a non-binding, voluntary mediation in which the Company negotiated a potential settlement to resolve the matter. During the second quarter of 2014, the Company recorded an $80 million incremental increase to the legal accrual which included the potential settlement, as well as attorneys’ fees and other related legal matters. On December 19, 2014, Office Depot and the plaintiffs executed a Settlement Agreement to resolve the Sherwin lawsuit. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay the Plaintiffs $68 million to settle the matter (the “Settlement Amount”), as well as $9 million in legal fees, costs, and expenses. In exchange for, and in consideration of, the Company’s agreement to pay the Settlement Amount, the plaintiffs agreed to dismiss their action against the Company with prejudice. In February 2015, the court entered orders approving the settlement and dismissing the case with prejudice. The Settlement Amount was subsequently placed in escrow pursuant to the Settlement Agreement. The Company expects that the funds will be released from escrow and disbursed in accordance with the terms of the court’s orders during the second quarter of 2015.

In addition to the foregoing, Heitzenrater v. OfficeMax North America, Inc., et al. was filed in the United States District Court for the Western District of New York in September 2012 as a putative class action alleging violations of the Fair Labor Standards Act and New York Labor Law. The complaint alleges that OfficeMax misclassified its assistant store managers (“ASMs”) as exempt employees. The Company believes that adequate provisions have been made for probable losses and such amounts are not material. However, in light of the early stage of the case and the inherent uncertainty of litigation, the Company is unable to estimate a reasonably possible range of loss in the matter. OfficeMax intends to vigorously defend itself in this lawsuit. Further, Kyle Rivet v. Office Depot, Inc., formerly known as Constance Gibbons v. Office Depot, Inc., a putative class action that was instituted in May 2012, is pending in the United States District Court for the District of New Jersey. The complaint alleges that Office Depot’s use of the fluctuating workweek (FWW) method of pay was unlawful because Office Depot failed to pay a fixed weekly salary and failed to provide its ASMs with a clear and mutual understanding notification that they would receive a fixed weekly salary for all hours worked. The plaintiffs in both complaints seek unpaid overtime, punitive damages, and attorneys’ fees.” The Company believes in this case that adequate provisions have been made for probable losses and such amounts are not material. However, in light of the early stage of the case and the inherent uncertainty of litigation, the Company is unable to estimate a reasonably possible range of loss in these matters. Office Depot intends to vigorously defend itself in these lawsuits.

OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. Additionally, as of March 28, 2015, the Company’s estimate of the range of reasonably possible losses for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located was approximately $10 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change. The Company has made provision for losses with respect to the pending proceedings, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s business.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 12. DIVISION INFORMATION

The Company has three reportable segments: North American Retail Division, North American Business Solutions Division, and International Division. The North American Retail Division includes retail stores in the United States, including Puerto Rico and the U.S. Virgin Islands, which offer office supplies, technology products and solutions, business machines and related supplies, facilities products, and office furniture. Most stores also have a copy and print center offering printing, reproduction, mailing and shipping. The North American Business Solutions Division sells office supply products and services in Canada and the United States, including Puerto Rico and the U.S. Virgin Islands. North American Business Solutions Division customers are served through dedicated sales forces, through catalogs, telesales, and electronically through its Internet sites. The International Division sells office products and services through direct mail catalogs, contract sales forces, Internet sites, and retail stores in Europe and Asia/Pacific.

The former OfficeMax business in Mexico is presented as Other. The integration of this business into the International Division was suspended in the second quarter of 2014 due to its sale, and it was managed and reported independently of the Company’s other international businesses, through the date of the sale.

The office supply products and services offered across all operating segments are similar. Division operating income is determined based on the measure of performance reported internally to manage the business and for resource allocation. This measure charges to the respective Divisions those expenses considered directly or closely related to their operations and allocates support costs. Certain operating expenses and credits are not allocated to the Divisions including Asset impairments and Merger, restructuring and other operating expenses, net, as well as expenses and credits retained at the Corporate level, including certain management costs and legacy pension and environmental matters. Other companies may charge more or less of these items to their segments and results may not be comparable to similarly titled measures used by other entities.

The following is a summary of Sales and Division operating income by each of the Divisions, reconciled to consolidated totals.

	Sales
	First Quarter
(In millions)	2015	2014
North American Retail Division	$1,653	$1,811
North American Business Solutions Division	1,477	1,540
International Division	747	935
Other	—	68

Total	$3,877	$4,354

	Division Operating Income
	First Quarter
(In millions)	2015	2014
North American Retail Division	$86	$37
North American Business Solutions Division	58	40
International Division	14	16

Total	$158	$93

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

A reconciliation of the measure of Division operating income to Consolidated income (loss) before income taxes is as follows:

	First Quarter
(In millions)	2015	2014
Total Division operating income	$158	$93
Add/(subtract):
Other operating income	—	4
Asset impairments	(5)	(50)
Merger, restructuring, and other operating expenses, net	(43)	(101)
Unallocated expenses	(22)	(25)
Interest income	6	6
Interest expense	(25)	(25)
Other income, net	1	1

Income (loss) before income taxes	$70	$(97)

The gross amount of goodwill and the amount of accumulated impairment losses as of March 28, 2015 and December 27, 2014 are provided in the following table:

(In millions)	North American Retail Division	North American Business Solutions Division	International Division	Total
Goodwill	$80	$647	$922	$1,649
Accumulated impairment losses	(2)	(349)	(907)	(1,258)

Balance as of December 27, 2014	78	298	15	391
Additions	—	6	—	6

Balance as of March 28, 2015	$78	$304	$15	$397

Refer to Note 2 for additional information on goodwill associated with the first quarter 2015 additions.

NOTE 13. SUBSEQUENT EVENTS

On May 1, 2015, the Amended Credit Facility’s maturity date was extended from May 25, 2016 to May 25, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition by Staples

On February 4, 2015, Staples and the Company announced that the companies have entered into a definitive merger agreement (the “Staples Merger Agreement”), under which Staples will acquire all of the outstanding shares of Office Depot and the Company will become a wholly owned subsidiary of Staples (the “Staples Acquisition”). Under the terms of the Staples Merger Agreement, Office Depot shareholders will receive, for each Office Depot share held by such shareholders, $7.25 in cash and 0.2188 of a share in Staples common stock at closing. Each employee share-based award outstanding at the date of the Staples Merger Agreement will vest upon the effective date of the Staples Acquisition. The transaction has been approved by both companies’ Board of Directors and the completion of the Staples Acquisition is subject to customary closing conditions including, among others, the approval of Office Depot shareholders and various regulatory approvals. Certain existing debt agreements will require modification prior to closing. The transaction is anticipated to close before the end of 2015. Refer to the Company’s Form 8-K filed February 4, 2015 for additional information on the transaction. We cannot guarantee that the Staples Acquisition will be completed or that, if completed, it will be exactly on the terms as set forth in the Staples Merger Agreement. Should the Staples Acquisition not be completed, the Company will continue to be responsible for payment of commitments to current employees under retention arrangements and may either receive or pay a breakup fee, as provided for in the Staples Merger Agreement.

RESULTS OF OPERATIONS

OVERVIEW

Office Depot, Inc., together with its subsidiaries (“Office Depot” or the “Company”), is a global supplier of office products and services to consumers and businesses of all sizes. We sell to customers throughout North America, Europe, and Asia/Pacific through three reportable segments (or “Divisions”): North American Retail Division, North American Business Solutions Division and International Division. The North American Retail Division includes our retail stores in the United States, including Puerto Rico and the U.S. Virgin Islands, which offer office supplies, technology products and solutions, business machines and related supplies, facilities products, and office furniture. Most stores also have a copy and print center offering printing, reproduction, mailing and shipping services. The North American Business Solutions Division sells office supply products and services in Canada and the United States, including Puerto Rico and the U.S. Virgin Islands. North American Business Solutions Division customers are served through dedicated sales forces, catalogs, telesales, and electronically through our Internet sites. Our International Division sells office products and services through direct mail catalogs, contract sales forces, Internet sites, and retail stores in Europe and Asia/Pacific. The former OfficeMax, Incorporated (“OfficeMax”) business in Mexico is presented as an Other segment. The integration of this business, into the International Division was suspended in the second quarter of 2014 due to the sale and it was managed and reported independently of the Company’s other international businesses, through the date of the sale. Prior period segment information has been recast to reflect this change in reporting structure.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist readers in better understanding and evaluating our financial condition and results of operations. We recommend reading this MD&A in conjunction with our Condensed Consolidated Financial Statements and the Notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2014 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2015 (the “2014 Form 10-K”).

This MD&A contains significant amounts of forward-looking information. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Our discussion of Risk Factors, found in Item 1A of our 2014 Form 10-K, and Forward-Looking Statements, found in Part I of our 2014 Form 10-K, apply to these forward-looking statements.

A summary of certain factors impacting results for the 13-week periods ended March 28, 2015 (also referred to as “the first quarter of 2015”) and March 29, 2014 (also referred to as “the first quarter of 2014”) is provided below. Additional discussion of the 2015 first quarter results is provided in the narrative that follows this overview.

•	Sales in the first quarter of 2015 decreased 11% compared to the first quarter of 2014.

•	Sales in the North American Retail Division decreased 9%; comparable store sales decreased 2%.

•	Sales in the North American Business Solutions Division decreased 4% in U.S. dollars and 3% in constant currency.

•	International Division sales decreased 20% in U.S. dollars and 7% in constant currency.

•	The August 2014 sale of the joint venture business in Mexico lowered first quarter 2015 total Company sales two percentage points compared to the first quarter of 2014.

•	Gross margin increased 86 basis points in the first quarter of 2015 compared to the first quarter of 2014. Gross margins increased in each of the three Divisions.

•	Total Company Selling, general and administrative expenses decreased in 2015 compared to 2014, reflecting the closure of stores in North America, lower payroll and advertising expenses, operational efficiencies and synergies, the 2014 sale of the business in Mexico, and foreign currency translation effects. As a percentage of sales, total Company Selling, general and administrative expenses decreased one percentage point.

•	Non-cash asset impairment charges of $5 million and $50 million were recorded in the first quarters of 2015 and 2014, respectively. Both periods include charges related to underperforming stores in North America. Additionally, the 2014 charge reflects the abandonment of a software implementation project in Europe, the write off of capitalized software following certain information technology platform decisions related to the OfficeMax, Incorporated merger (the “Merger”), and the impact from the decision to close the stores in Canada acquired in the Merger.

•	We recognized $43 million and $101 million of Merger, restructuring, and other operating expenses, net in the first quarters of 2015 and 2014, respectively. In the first quarter of 2015, this line item includes $15 million of expenses related to Merger activities, $13 million of restructuring and other operating expenses, and $15 million related to the Staples Acquisition. Additional integration and restructuring expenses are expected to be incurred in 2015 and 2016.

•	The effective tax rate of 36% for the first quarter of 2015 reflects the impact of valuation allowances limiting recognition of deferred tax assets. Because of the valuation allowances and changes in the mix of earnings among jurisdictions and during interim periods, the Company continues to experience significant effective tax rate volatility within the year and across years.

•	Diluted earnings per share was $0.08 in the first quarter of 2015 compared to a loss per share of $0.21 in the first quarter of 2014.

•	At March 28, 2015, we had $927 million in cash and cash equivalents and $1.1 billion available under the Amended Credit Agreement. Cash flow used in operating activities was $46 million for the first quarter 2015, compared to a use of $74 million in the same period of the prior year.

OPERATING RESULTS

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

In the Division tables that follow, the changes in Sales for 2014 reflect the impact of adding the OfficeMax business.

NORTH AMERICAN RETAIL DIVISION

	First Quarter
(In millions)	2015	2014
Sales	$1,653	$1,811
% change	(9)%	58%
Division operating income	$86	$37
% of sales	5%	2%
Comparable store sales decline	(2)%	(2)%

Sales in our North American Retail Division decreased 9% in the first quarter of 2015 compared to sales in the same period last year. The decrease resulted primarily from store closures associated with the Real Estate Strategy. While store closures result in lower sales in the North American Retail Division, they are typically lower performing stores and future Division operating income may benefit. Comparable store sales in the first quarter of 2015 decreased 2%. Transaction counts were flat and average order value decreased. The increase in comparable store sales of supplies, furniture, Copy and Print Depot, and services were more than offset by decreases in sales of technology products. Sales of computers and printers were lower, while comparable sales of ink and toner increased.

Comparable store sales are based on stores that have been open for at least one year. Stores are removed from the comparable sales calculation one month prior to closing, as sales during that period are largely non-comparable clearance activity, and during periods of store remodeling and if significantly downsized. As the Company continues to implement the Real Estate Strategy, comparable store sales are positively affected as customers migrate from closed to nearby stores which remain open. For the first quarter of 2015, the Division estimates the comparable store sales calculation was positively affected by approximately 2%.

The North American Retail Division reported operating income of $86 million in the first quarter of 2015, compared to $37 million in the same period of prior year. Store closures contributed to declines in occupancy, payroll and other store operating costs. Beyond the store closure impact, there were fewer promotions and selling general and administrative expenses decreased from lower advertising, payroll and continued synergy benefits from the Merger. Partially offsetting these benefits, Division operating profit was negatively affected by the impact of our comparable sales decline on gross profit and fixed operating expenses (the “flow through impact”).

During the first quarter of 2015, the North American Retail Division closed 20 stores, ending the period with a store count of 1,725.

The Company expects to close approximately 135 stores in 2015. Consistent with the Real Estate Strategy announced in 2014, at least 100 stores are anticipated to be closed in 2016, bringing the total closures to at least 400 stores over the 2014 to 2016 integration period.

The closures in 2015 and 2016 are expected to result in exit costs associated with facility closures and severance. Charges associated with these decisions will be reported as appropriate in Asset impairments and Merger, restructuring and other operating expenses, net in the Consolidated Statement of Operations. These charges will be reflected in Corporate reporting, and not included in the determination of Division income in future periods.

NORTH AMERICAN BUSINESS SOLUTIONS DIVISION

	First Quarter
(In millions)	2015	2014
Sales	$1,477	$1,540
% change	(4)%	89%
Division operating income	$58	$40
% of sales	4%	3%

Sales in our North American Business Solutions Division in U.S. dollars decreased 4% in the first quarter of 2015 compared to the same period in the prior year. On a constant currency basis, sales decreased 3%. Sales decreased in the contract channel and were flat in the direct channel.

The decline in the contract channel sales reflects the transition out of certain customers that purchased under a legacy OfficeMax buying arrangement with a Minority Women Business Enterprise (a “Tier 1” buying arrangement) that was modified in 2014, the negative impacts from changes in Canadian currency exchange rates, and the closure of all 19 stores in Canada in the second quarter of 2014 (the sales of which were reported in the contract channel). The negative impact from the legacy OfficeMax Tier 1 buying arrangement is expected to continue through the balance of 2015. In the direct channel, online sales increased during the first quarter of 2015, reflecting efforts to enhance the Internet shopping offering and experience. The increased online sales were substantially offset by reduced catalog and call center sales. We anticipate this shift in customer shopping preference will continue. On a product category basis for the Division, sales of cleaning and breakroom products, as well as sales in Copy and Print Depot increased but were more than offset by decreases in sales of supplies, technology and furniture products.

Division operating income for the first quarter 2015 was $58 million, compared to $40 million in the same period of the prior year. Division operating income as a percentage of sales increased to 4% in the first quarter of 2015 compared to 3% in the same period in 2014. The increase in Division operating income reflects decreased operating expenses, including lower payroll, advertising and allocated general and administrative expenses, as well as improvement in gross margin rates. The operating cost decreases reflect both Merger integration efficiencies and benefits from closing all the stores in Canada in the second quarter of 2014. Partially offsetting these benefits, Division operating profit was negatively affected by the flow through impact of our sales decline.

INTERNATIONAL DIVISION

	First Quarter
(In millions)	2015	2014
Sales	$747	$935
% change	(20)%	30%
Division operating income	$14	$16
% of sales	2%	2%

Sales in our International Division in U.S. dollars decreased 20% in the first quarter of 2015 compared to sales in the same period in the prior year. On a constant currency basis, sales decreased 7%. The difference in sales measured in U.S. dollars and in constant currencies reflects the relative proportion of business conducted in Pound Sterling and Euro which experienced significant change in exchange rates over the measurement period. Constant currency sales were lower in all channels, reflecting competitive pressures and slower sales early in the quarter. The contract channel sales decline resulted from the loss of certain customers, as well as a decline in orders from existing and new customers. In the direct channel, catalog and call center sales continued to decline, partially offset by an increase in online sales. This change in customer buying preference is expected to continue. Sales were also negatively affected early in the first quarter of 2015 by work stoppage and lower productivity in certain locations in reaction to the European restructuring plan announced in late 2014, though business was restored within the first quarter.

Division operating income totaled $14 million in the first quarter of 2015 compared to $16 million in the first quarter of 2014. Changes in currency exchange rates negatively impacted Division operating income in the first quarter of 2015 by $2 million. Division operating income as a percentage of sales improved slightly in the first quarter of 2015 compared to 2014, reflecting operating cost benefits that more than offset a greater absorption of fixed costs due to lower sales. Operating expenses decreased across the Division, reflecting lower payroll and advertising expenses, as well as other benefits from current and prior period restructuring activities. Supply chain expenses decreased from facility closures. The European restructuring plan has been approved by all countries’ works councils, with the largest component approved after March 28, 2015, and is expected to be substantially complete the end of 2015. The Company expects to generate the same local currency annual cost reduction benefits by the end of 2016, as previously communicated in October 2014, which had translated to approximately $90 million. Costs associated with restructuring activities are reported at the Corporate level and discussed in the “Restructuring and other operating expenses, net” section below. For U.S. reporting, the International Division’s sales are translated into U.S. dollars at average exchange rates experienced during the period. The Division’s reported sales were negatively affected by $117 million from changes in foreign currency exchange rates in the first quarter of 2015. Internally, we analyze our international operations in terms of local currency performance to allow focus on operating trends and results.

International Division results for the first quarter of 2014 were recast to reflect the change in reporting structure associated to the sale of the OfficeMax joint venture business operating in Mexico, Grupo OfficeMax S. de R.L. de C.V. (“Grupo OfficeMax”), as discussed below.

OTHER

(In millions)	First Quarter 2014
Sales	$68
Other operating income	$4

With the Merger, we acquired Grupo OfficeMax. In August 2014, we completed the sale of our interest in this business to our joint venture partner. In the second quarter of 2014, the integration of this business into the International Division was suspended and subsequently managed and reported independently of the Company’s other international businesses. Prior period Division information has been recast to reflect this change in the reporting structure.

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

	First Quarter
(In millions)	2015	2014
Asset impairments	$5	$50
Merger, restructuring, and other operating expenses, net	43	101

Total charges and credits impact on Operating income (loss)	$48	$151

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

Asset Impairments

We recognized asset impairment charges of $5 million and $50 million in the first quarters of 2015 and 2014, respectively. The first quarter 2015 amount relates to impairments of store operating assets, as well as impairment of certain favorable lease assets following identification of closing locations where future intangible asset recovery was considered unlikely. The first quarter of 2014 impairment charge includes $9 million related to store impairments, $28 million related to the abandonment of a software implementation project in Europe, $13 million to write off of capitalized software following certain information technology platform decisions related to the Merger, and $1 million from a decision in March 2014 to close the 19 stores in Canada acquired as part of the Merger.

As a result of declining sales in recent periods and adoption of our Real Estate Strategy in 2014, the Company conducts a detailed quarterly store impairment analysis. The analysis includes estimates of store-level sales, gross margins, direct expenses, exercise of future lease renewal options where applicable, and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. The first quarter 2015 analysis incorporated the assessment of which stores are anticipated to be closed through 2016, as well as projected cash flows through the base lease period for stores identified for ongoing operations. The projections assumed declining sales consistent with current results. Gross margin assumptions have been held constant at current actual levels and operating costs have been assumed to be consistent with recent actual results and planned activities. For the first quarter 2015 impairment analysis, identified locations were reduced to estimated fair value of $2 million based on their projected cash flows, discounted at 13% or estimated salvage value of $1 million, as appropriate. The Company continues to capitalize additions to previously-impaired operating stores and tests for subsequent impairment.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or in certain circumstances, even if store performance is as anticipated, additional impairment charges may result. However, at the end of the first quarter of 2015, the impairment analysis reflects the Company’s best estimate of future performance.

As implementation of the Retail Strategy progresses, we are likely to experience volatility in results. In addition to charges for severance, and facility closure costs that will be recognized as decisions are made, we may experience volatility from the timing of recognition of impairment charges followed by credits related to capital leases and deferred rent accounts when the leases are terminated or modified.

Merger, restructuring and other operating expenses, net

The table below summarizes the major components of Merger, restructuring and other operating expenses, net.

	First Quarter
(In millions)	2015	2014
Merger related expenses
Severance, retention, and relocation	$5	$71
Transaction and integration	24	21
Other related expenses (gain)	(14)	4

Total Merger related expenses	15	96
International restructuring and certain other expenses	13	5
Staples acquisition expenses	15	—

Total Merger, restructuring and other operating expenses, net	$43	$101

Merger-related expenses

Expenses include severance, employee retention, integration-related professional fees, incremental temporary contract labor, salary and benefits for employees dedicated to Merger activity, travel and relocation costs, non-capitalizable software integration costs, facility closure accruals, gains and losses on asset dispositions, accelerated depreciation, and other direct costs to combine the companies. During the first quarter of 2015, the Company sold a warehouse facility that was classified as held for sale at December 27, 2014. The gain is included in Other related expenses (gain) because the disposition was part of the supply chain integration associated with the Merger.

It is expected that significant Merger-related expenses will continue to be incurred in future periods as decisions are made about facility closures, organizational structure and other integration activities in 2015 and 2016 and will be recognized in future periods as the related accounting criteria are met.

Restructuring and other operating expenses, net

International restructuring and certain other expenses in 2015 include charges related to the European restructuring plan approved in 2014 to realign the organization from a geographic-focus to a business channel-focus (the European restructuring plan). Both the 2015 and 2014 periods include charges related to international organizational changes and facility closures which were started prior to the European restructuring plan. The costs recognized in the first quarter of 2015 include $5 million associated with lease obligations, $5 million of severance and employee benefits, and $3 million of professional fees and other restructuring costs. The European restructuring plan has been approved by all countries’ works councils, with the largest component approved subsequent to March 28, 2015. Approximately $54 million of severance (at current exchange rates) is expected to be accrued over the remainder of 2015. Expenses for facility closures and restructuring activity will be recognized as the related accounting criteria are met.

Staples Acquisition Expenses

During the first quarter of 2015, the Company incurred $15 million of retention accruals and costs associated with regulatory filings. The retention amounts will be paid regardless of whether the transaction is approved and will continue to be accrued through the anticipated closing date which is expected to be before the end of 2015.

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

Unallocated costs were $22 million and $25 million in the first quarters of 2015 and 2014, respectively. The decrease primarily resulted from synergies achieved at the corporate functional level following the Merger.

Other Income and Expense

	First Quarter
(In millions)	2015	2014
Interest income	$6	$6
Interest expense	(25)	(25)
Other income, net	1	1

Other income, net includes gains and losses related to foreign exchange transactions, investment results from deferred compensation plans and, in 2014, losses on sales of the Boise Cascade Company stock received by the Company following the Merger.

Income Taxes

For the first quarter of 2015, the effective tax rate was primarily impacted by valuation allowances, which limited the recognition of deferred tax benefits for pretax losses in certain tax jurisdictions while income tax expense was recognized in tax jurisdictions with pretax earnings. The effective tax rate was also impacted by nondeductible foreign interest and other nondeductible expenses. The effective tax rate for the first quarter of 2014 was also significantly impacted by valuation allowances.

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

The Company has significant deferred tax assets in the U.S. and in foreign jurisdictions against which valuation allowances have been established to reduce such deferred tax assets to the amount that is more likely than not to be realized. During the first quarter of 2015, the Company recognized income tax expense of $3 million associated with the establishment of valuation allowance in certain foreign jurisdictions because the realizability of the related deferred tax assets was no longer more likely than not. As of the first quarter of 2015, valuation allowances remain in the U.S. and certain foreign jurisdictions where the Company believes it is necessary to see further positive evidence, such as sustained achievement of cumulative profits, before these valuation allowances can be released. The Company will continue to assess the realizability of its deferred tax assets.

During the first quarter of 2015, the Company increased by $4 million its estimate of unrecognized tax benefits that would affect the effective tax rate because the related tax positions are not expected to be offset by valuation allowance. The Company did not change its total balance of unrecognized tax benefits, which was $23 million as of the first quarter of 2015. It is reasonably possible that certain tax positions will be resolved within the next 12 months, which would decrease the Company’s unrecognized tax benefits by $4 million but would not affect the effective tax rate due to an offsetting change in valuation allowance.

NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that will supersede most current revenue recognition guidance and modify the accounting for certain costs associated with revenue generation. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a number of steps to apply to achieve that principle. The standard is effective for the Company’s first quarter of 2017. Early adoption is not permitted. Implementation may be either through retrospective application to each period from the first quarter of 2015 or with a cumulative effect adjustment upon adoption in 2017. Additional disclosures will also be required under the new standard. In April 2015, the FASB issued a proposal that, if approved, would extend the required implementation date one year to the first quarter of 2018 but also would permit companies to adopt the standard at the original effective date of 2017. The Company is assessing what impacts this new standard will have on its Consolidated Financial Statements.

In April 2015, the FASB issued a new standard that will require debt issuance costs to be presented as a reduction of the related liability rather than as an asset. The standard is effective for the Company’s first quarter of 2016 and will require prior periods to be adjusted. Early adoption is allowed. The standard is expected to have a limited impact on the Company’s balance sheet. As of March 28, 2015, deferred costs of $4 million relate to the Senior Secured Notes and will be reclassified in 2016 to reduce the carrying value of the debt and $7 million relates to the Amended Credit Facility which has no outstanding borrowings.

In April 2015, the FASB issued a new standard that will allow companies a choice between measuring pension plan assets and liabilities based on the calendar year end date or, for companies with alternative year end dates (e.g., 52-53 week fiscal year), measurement closest to the calendar end date. The choice must be applied to all of a company’s pension plans. It is effective for the Company in the first quarter of 2016; early adoption is allowed. The Company is evaluating this measurement option.

LIQUIDITY AND CAPITAL RESOURCES

At March 28, 2015, we had $927 million in cash and equivalents and another $1.1 billion available under the Amended Credit Facility (as defined in Note 5 of the Condensed Consolidated Financial Statements) based on the March borrowing base certificate, for a total liquidity of approximately $2.1 billion. We currently believe that our cash on hand, availability of funds under the Amended Credit Facility, and cash flows generated from operations will be sufficient to fund our working capital, capital expenditure and debt repayment requirements for at least the next twelve months.

At March 28, 2015, no amounts were drawn under the Amended Credit Agreement. There were letters of credit outstanding under the Amended Credit Agreement at the end of the first quarter of 2015 totaling $91 million.

We also had short-term borrowings of $1 million at March 28, 2015 under various local currency credit facilities for our international subsidiaries that had an effective interest rate at the end of the first quarter of approximately 4%. The month end and monthly average amounts in each of the three months in the first quarter of 2015 were approximately $1 million. These short-term borrowings represent outstanding balances on uncommitted lines of credit, which do not contain financial covenants.

The Company was in compliance with all applicable financial covenants at March 28, 2015.

Since the Merger date, we have incurred significant expenses associated with the Merger and integration actions, including costs associated with the Real Estate Strategy, and we have incurred significant expenses from restructuring activities in Europe. Approximately $250 million of Merger integration costs are anticipated for fiscal years 2015 and 2016, approximately half of which is related to optimizing the U.S. retail store portfolio. International restructuring expenses are expected to be approximately $80 million in 2015, consisting of severance and other employee termination benefits, as well as lease obligations and other costs.

For the full year 2015, the Company expects capital expenditures to be approximately $230 million, including approximately $80 million related to Merger integration. An additional $80 million of Merger integration capital spending is anticipated for 2016.

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

In 2015, the Company estimates it will incur approximately $100 million of expenses related to the pending acquisition by Staples, primarily employee retention costs and advisory fees, including $15 million incurred in the first quarter of 2015.

Cash Flows

Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	First Quarter
(In millions)	2015	2014
Operating activities	$(46)	$(74)
Investing activities	(70)	(8)
Financing activities	(8)	2

Operating Activities

During the first quarter of 2015, cash used in operating activities was $46 million, compared to a use of cash of $74 million during the same period last year. Operating activities reflect outflows related to Merger and integration activities in 2015 and 2014.

Changes in net working capital and other operating activities in the first quarter of 2015 resulted in a $186 million use of cash compared to $113 million in the first quarter of 2014. The increase in the 2015 use of cash in working capital and other operating activities when compared to the same period in the 2014 reflects a lower decrease in inventory and a greater decrease in accounts payable, accrued expenses and other current and long-term liabilities. Change in accrued expenses reflect the payment of short term incentives in the 2015 period. These changes were partially offset by a greater decrease in accounts receivable. Payment of the legal accrual will result in approximately $80 million use of operating cash in 2015, currently anticipated for the second quarter of 2015. The settlement amount was placed in escrow during the first quarter of 2015 and is reflected as a restricted cash outflow in the investing activities discussion below. Working capital is influenced by a number of factors including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, refer to Note 1 of the Condensed Consolidated Financial Statements.

The Company expects total Company sales in 2015 to be lower than 2014, primarily due to its decision to close certain stores, negative impact of currency translation, business disruption from the announcement of the pending acquisition by Staples, and continued challenging market conditions.

Investing Activities

Cash used in investing activities was $70 million in the first quarter of 2015, compared to use of cash of $8 million in the same period last year. During the first quarter of 2015, $68 million was placed in escrow for the legal settlement. It is anticipated that the cash will be released from escrow during the second quarter of 2015 and, together with fees paid, will result in a cash outflow in operating activities of approximately $80 million. Additionally during the first quarter of 2015, $27 million was used for capital expenditures and $10 million was used for acquisition of an interior furniture business. The acquisition is subject to a working capital adjustment during the second quarter of 2015. These outflows were partially offset by $36 million of proceeds from the disposition of assets, primarily, the sale of a warehouse that was classified as held for sale at December 27, 2014. The first quarter of 2014 includes $22 million proceeds from the disposition of Boise Cascade Company common stock received from the Boise Cascade Holdings distribution, offset by capital expenditures of $39 million. The 2014 period also includes $8 million from proceeds from assets sold.

Financing Activities

Cash used in financing activities was $8 million in the first quarter of 2015, compared to cash provided by financing activities of $2 million in the same period last year. During the first quarter of 2015, net payments on long- and short term borrowings were $9 million compared to net proceeds of $5 million in the same period last year. Employee share-based transactions resulted in a net income tax benefit of $1 million and a $3 million use of cash in the first quarters of 2015 and 2014, respectively.

CRITICAL ACCOUNTING POLICIES

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2014 Form 10-K, in Note 1 of the Notes to the Consolidated Financial Statements and the Critical Accounting Policies and Estimates section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At March 28, 2015, there had not been a material change in the interest rate, foreign exchange, and commodities risks information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of the Company’s 2014 Form 10-K.

Changes in foreign exchange rates have affected comparison of reported U.S. dollars Division results. Where applicable, changes in U.S. dollars and constant currencies have been reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Based on management’s evaluation, as of March 28, 2015, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that the Company files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

On February 4, 2015, Staples and Office Depot entered into the Staples Merger Agreement under which the companies would combine in a stock and cash transaction. On February 9, 2015, a putative class action lawsuit was filed by purported Office Depot shareholders in the Court of Chancery of the State of Delaware (“Court”) challenging the transaction and alleging that the defendant companies and individual members of Office Depot’s Board of Directors violated applicable laws by breaching their fiduciary duties and/or aiding and abetting such breaches. The plaintiffs in David Raul, v. Office Depot, Inc. et al. seek, among other things, injunctive relief and rescission, as well as fees and costs. Subsequently, eight other lawsuits were filed in the Court of Chancery of the State of Delaware making similar allegations, namely Beth Koeneke v. Office Depot, Inc. et al., Jamison Miller v. Office Depot, Inc. et al., Eric R. Gilbert v. Office Depot, Inc. et al., The Feivel and Helene Gottlieb Defined Benefit Pension Plan v. Office Depot, et al., Charles Miller v. Office Depot, Inc. et al., David Max v. Office Depot, Inc. et al., Patrick Connors v. Office Depot, Inc. and Steve Renous v. Staples Inc. et al. The Court subsequently consolidated all of the Delaware cases and named Jamison Miller and Steve Renous as co-plaintiffs and ordered the plaintiffs to file an amended consolidated complaint. Additionally, in February 2015, two lawsuits were filed in Palm Beach County Circuit Court, namely Keny Petit-Frere v. Office Depot, Inc., et al. and John Sweatman v. Office Depot, Inc., et al. alleging the same allegations. The lawsuits generally sought injunctive relief enjoining the consummation of the transaction, rescission of the transaction in the event it is consummated, damages, fees, costs, and other remedies. Office Depot filed a motion to dismiss the Florida lawsuits for improper venue.

In addition, in the ordinary course of business, sales to and transactions with government customers may be subject to lawsuits, investigations, audits and review by governmental authorities and regulatory agencies, with which the Company cooperates. Many of these lawsuits, investigations, audits and reviews are resolved without material impact to the Company. While claims in these matters may at times assert large demands, the Company does not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect its financial position, results of operations or cash flows. In addition to the foregoing in 2009, State of California et al., ex rel. David Sherwin v. Office Depot, Inc. (the “Sherwin lawsuit”) was filed in Superior Court for the State of California, Los Angeles County, and unsealed on October 16, 2012. The lawsuit asserted claims, including claims under the California False Claims Act, based on allegations regarding certain pricing practices under now expired agreements that were in place between 2001 and January 1, 2011, pursuant to which governmental agencies purchased office supplies from us. The plaintiffs sought monetary damages and other relief, including trebling of damages and statutory penalties. On June 25, 2014, the Company participated in a non-binding, voluntary mediation in which the Company negotiated a potential settlement to resolve the matter. During the second quarter of 2014, the Company recorded an $80 million incremental increase to the legal accrual which included the potential settlement, as well as attorneys’ fees and other related legal matters. On December 19, 2014, Office Depot and the plaintiffs executed a Settlement Agreement to resolve the lawsuit. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay the plaintiffs $68 million to settle the matter (the “Settlement Amount”), as well as $9 million in legal fees, costs, and expenses. In exchange for, and in consideration of, the Company’s agreement to pay the Settlement Amount, the plaintiffs agreed to dismiss their action against the Company with prejudice. In February 2015, the court entered orders approving the settlement and dismissing the case with prejudice. The Settlement Amount was subsequently placed in escrow pursuant to the Settlement Agreement. The Company expects that the funds will be released from escrow and disbursed in accordance with the terms of the court’s orders during the second quarter of 2015.

In addition to the foregoing, Heitzenrater v. OfficeMax North America, Inc., et al. was filed in the United States District Court for the Western District of New York in September 2012 as a putative class action alleging violations of the Fair Labor Standards Act and New York Labor Law. The complaint alleges that OfficeMax misclassified its assistant store managers (“ASMs”) as exempt employees. The Company believes that adequate provisions have been made for probable losses and such amounts are not material. However, in light of the early stage of the case and the inherent uncertainty of litigation, the Company is unable to estimate a reasonably possible range of loss in the matter. OfficeMax intends to vigorously defend itself in this lawsuit. Further, Kyle Rivet v. Office Depot, Inc., formerly known as Constance Gibbons v. Office Depot, Inc., a putative class action that was instituted in May 2012, is pending in the United States District Court for the District of New Jersey. The complaint alleges that Office Depot’s use of the fluctuating workweek (FWW) method of pay was unlawful because Office Depot failed to pay a fixed weekly salary and failed to provide its ASMs with a clear and mutual understanding notification that they would receive a fixed weekly salary for all hours worked. The plaintiffs in both complaints seek unpaid overtime, punitive damages, and attorneys’ fees. The Company believes in this case that adequate provisions have been made for probable losses and such amounts are not material. However, in light of the early stage of the case and the inherent uncertainty of litigation, the Company is unable to estimate a reasonably possible range of loss in these matters. Office Depot intends to vigorously defend itself in these lawsuits.

OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of March 28, 2015, our estimate of the range of reasonably possible losses for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located was approximately $10 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

At March 28, 2015, pursuant to an indenture, dated as of March 14, 2012, we have restrictions on the amount of cash dividends we can pay. We have never declared or paid cash dividends on our common stock and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Item 5. Other Information.

On May 1, 2015, the Company and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and such other lenders as set forth therein entered into a Fourth Amendment (the “Fourth Amendment”) to the Company’s Amended and Restated Credit Agreement. The purpose of the Fourth Amendment is to, among other things, extend the maturity date of the Amended Credit Facility from May 25, 2016 to May 25, 2017. The other terms and conditions of the Amended and Restated Credit Agreement are set forth in the 2014 Form 10-K.

Item 6. Exhibits.

Exhibits

2.1	Agreement and Plan of Merger, dated as of February 4, 2015, by and among Office Depot, Inc., Staples, Inc. and Staples AMS, Inc. (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 4, 2015).

3.1	Amended and Restated Bylaws of Office Depot, Inc. (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 4, 2015).

10.1	Form of Fourth Amendment, dated as of May 1, 2015, to the Amended and Restated Credit Agreement dated as of May 25, 2011, as amended by the First Amendment to the Amended and Restated Credit Agreement, dated as of February 24, 2012, the Second Amendment to the Amended and Restated Credit Agreement, dated as of March 4, 2013 and the Third Amendment to the Amended and Restated Credit Agreement, dated as of November 1, 2013, among Office Depot, Inc., and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Section 1350 Certification

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC.
(Registrant)

Date: May 5, 2015	By:	/s/ Roland C. Smith
Roland C. Smith
Chief Executive Officer and
Chairman, Board of Directors
(Principal Executive Officer)

Date: May 5, 2015	By:	/s/ Stephen E. Hare
Stephen E. Hare
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 5, 2015	By:	/s/ Kim Moehler
Kim Moehler
Senior Vice President
and Chief Accounting Officer
(Principal Accounting Officer)