Form 10-Q
period 2015-06-27
OFFICE DEPOT INC
filed 2015-08-04
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 2015

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At June 27, 2015, there were 548,138,078 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Sales	$3,440	$3,841	$7,317	$8,194
Cost of goods sold and occupancy costs	2,626	2,958	5,566	6,296

Gross profit	814	883	1,751	1,898
Selling, general and administrative expenses	741	863	1,543	1,805
Asset impairments	4	22	9	72
Merger, restructuring, and other operating expenses, net	120	103	163	204
Legal accrual	—	80	—	80

Operating income (loss)	(51)	(185)	36	(263)
Other income (expense):
Interest income	6	6	12	12
Interest expense	(23)	(16)	(48)	(41)
Other income (expense), net	1	(2)	2	(2)

Income (loss) before income taxes	(67)	(197)	2	(294)
Income tax expense (benefit)	(9)	(8)	15	4

Net loss	(58)	(189)	(13)	(298)
Less: Results attributable to the noncontrolling Interests	—	1	—	2

Net loss attributable to Office Depot, Inc.	$(58)	$(190)	$(13)	$(300)

Basic and diluted loss per share	$(0.11)	$(0.36)	$(0.02)	$(0.56)

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 24, 2015 (the “2014 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Net loss	$(58)	$(189)	$(13)	$(298)
Other comprehensive income (loss), net of tax where applicable:
Foreign currency translation adjustments	3	7	(51)	9
Other	—	—	—	(1)

Total other comprehensive income (loss), net of tax, where applicable	3	7	(51)	8

Comprehensive loss	(55)	(182)	(64)	(290)
Comprehensive income attributable to the noncontrolling interests	—	1	—	2

Comprehensive loss attributable to Office Depot, Inc.	$(55)	$(183)	$(64)	$(292)

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2014 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	June 27, 2015	December 27, 2014
Assets
Current assets:
Cash and cash equivalents	$867	$1,071
Receivables, net	1,172	1,264
Inventories	1,554	1,638
Prepaid expenses and other current assets	285	245

Total current assets	3,878	4,218
Property and equipment, net	842	963
Goodwill	397	391
Other intangible assets, net	63	72
Timber notes receivable	915	926
Deferred income taxes	26	32
Other assets	239	242

Total assets	$6,360	$6,844

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,225	$1,340
Accrued expenses and other current liabilities	1,227	1,517
Income taxes payable	—	4
Short-term borrowings and current maturities of long-term debt	59	32

Total current liabilities	2,511	2,893
Deferred income taxes and other long-term liabilities	602	621
Pension and postretirement obligations, net	187	196
Long-term debt, net of current maturities	648	674
Non-recourse debt	829	839

Total liabilities	4,777	5,223

Commitments and contingencies
Stockholders’ equity:
Common stock—authorized 800,000,000 shares of $.01 par value; issued shares – 554,053,346 in June 2015 and 551,097,537 in December 2014	6	6
Additional paid-in capital	2,582	2,556
Accumulated other comprehensive income	56	107
Accumulated deficit	(1,003)	(990)
Treasury stock, at cost – 5,915,268 shares in 2015 and 2014	(58)	(58)

Total equity	1,583	1,621

Total liabilities and stockholders’ equity	$6,360	$6,844

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2014 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	26 Weeks Ended
	June 27, 2015	June 28, 2014
Cash flows from operating activities:
Net loss	$(13)	$(298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	150	155
Charges for losses on inventories and receivables	30	35
Asset impairments	9	72
Changes in working capital and other	(311)	(126)

Net cash used in operating activities	(135)	(162)

Cash flows from investing activities:
Capital expenditures	(71)	(66)
Acquisition, net of cash acquired	(10)	—
Proceeds from sale of available for sale securities	—	43
Proceeds from assets sold and other	42	8

Net cash used in investing activities	(39)	(15)

Cash flows from financing activities:
Net proceeds on employee share-based transactions	4	1
Net payments on long and short-term borrowings	(12)	(10)
Debt related fees	(1)	—

Net cash used in financing activities	(9)	(9)

Effect of exchange rate changes on cash and cash equivalents	(21)	3
Impact of cash and cash equivalent in consolidated joint-venture held for sale	—	3
Net decrease in cash and cash equivalents	(204)	(180)
Cash and cash equivalents at beginning of period	1,071	948

Cash and cash equivalents at end of period	$867	$768

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2014 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: Office Depot, Inc., including consolidated subsidiaries (“Office Depot” or the “Company”), is a global supplier of office products and services. The Company currently operates under the Office Depot ® and OfficeMax ® banners and utilizes proprietary company and product brand names. The Company’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol ODP. As of June 27, 2015, the Company sold to customers throughout North America, Europe, and Asia/Pacific through three reportable segments (or “Divisions”): North American Retail Division, North American Business Solutions Division and International Division. Refer to Note 12 for further Division information.

The Condensed Consolidated Financial Statements as of June 27, 2015 and for the 13-week and 26-week periods ended June 27, 2015 (also referred to as “the second quarter of 2015” and “the first half of 2015”) and June 28, 2014 (also referred to as “the second quarter of 2014” and “the first half of 2014”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

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

Cash Management: The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Trade accounts payable and Accrued expenses and other current liabilities as of June 27, 2015 and December 27, 2014 included $57 million and $91 million, respectively, of amounts not yet presented for payment drawn in excess of disbursement account book balances, after considering offset provisions.

At June 27, 2015, cash and cash equivalents held outside the United States amounted to $256 million.

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

In the second quarter and first half of 2015, the Company withdrew $85 million and $179 million, respectively, from amounts available under the factoring arrangement. Receivables sold for which the Company did not obtain cash directly from the financial institution are included in Receivables and amount to $9 million and $6 million as of June 27, 2015 and December 27, 2014, respectively. Retention guarantee amounts of $8 million and $11 million are included in Prepaid expenses and other current assets as of June 27, 2015 and December 27, 2014, respectively.

New Accounting Standards: In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that will supersede most current revenue recognition guidance and modify the accounting for certain costs associated with revenue generation. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a number of steps to apply to achieve that principle. The standard is effective for the Company’s first quarter of 2017. Early adoption is not permitted. Implementation may be either through retrospective application to each period from the first quarter of 2015 or with a cumulative effect adjustment upon adoption in 2017. Additional disclosures will also be required under the new standard. In July 2015, the FASB approved a one year extension to the required implementation date but also permits companies to adopt the standard at the original effective date of 2017. The Company is assessing what impacts this new standard will have on its Consolidated Financial Statements.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

In April 2015, the FASB issued a new standard that will require debt issuance costs to be presented as a reduction of the related liability rather than as an asset. The standard is effective for the Company’s first quarter of 2016 and will require prior periods to be adjusted. Early adoption is allowed. As of June 27, 2015, deferred costs of $4 million relate to the Senior Secured Notes and will be reclassified in 2016 to reduce the carrying value of the debt and $8 million relate to the Amended Credit Facility (as defined in Note 5), which has no outstanding borrowings and the debt issuance costs will remain classified as an asset.

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

NOTE 2. ACQUISITION AND DISPOSITIONS

Staples Acquisition

On February 4, 2015, Staples, Inc. (“Staples”) and the Company announced that the companies have entered into a definitive merger agreement (the “Staples Merger Agreement”), under which Staples will acquire all of the outstanding shares of Office Depot and the Company will become a wholly owned subsidiary of Staples (the “Staples Acquisition”). The Company will survive the Staples Acquisition as a wholly owned subsidiary of Staples. Under the terms of the Staples Merger Agreement, Office Depot shareholders will receive, for each Office Depot share held by such shareholders, $7.25 in cash and 0.2188 of a share in Staples common stock at closing (the “Merger Consideration”). Each employee share-based award outstanding at the date of the Staples Merger Agreement will vest upon the effective date of the Staples Acquisition. Upon the effective date of the Staples Acquisition, employee share-based awards subsequently granted in 2015 will be converted into a contingent right to receive the cash equivalent of the Merger Consideration subject to the same terms and conditions of the corresponding award; provided that performance and vesting periods shall be reduced in duration. The Staples Merger Agreement includes representations, warranties and conditions, including breakup fees payable or receivable under certain conditions if the transaction fails to close. Under the Staples Merger Agreement, the Senior Secured Notes will be discharged, redeemed or defeased at the Effective Time of the Staples Acquisition. The transaction has been approved by both companies’ Board of Directors and was approved by Office Depot shareholders at the Company’s Annual Meeting of Stockholders held on June 19, 2015. The completion of the Staples Acquisition is subject to customary closing conditions including, among others, various regulatory approvals. The transaction is expected to close by the end of calendar year 2015. Refer to the Company’s definitive proxy statement filed May 18, 2015 for additional information on the transaction. Also, refer to Note 3 for expenses incurred during the second quarter and first half of 2015 related to the Staples Acquisition.

Other

During the first quarter of 2015, the Company acquired an interior furniture business for $10 million, subject to a working capital adjustment that is expected to be completed during the third quarter of 2015. The business supports the contract channel of the North American Business Solutions Division. Preliminary estimates of the fair value of assets acquired and liabilities assumed are included in the balance sheet as of June 27, 2015 and include certain amortizing intangible assets and tax-deductible goodwill, which are subject to change as integration is completed. Supplemental pro forma financial information is not provided based on materiality considerations.

Consolidated joint venture sold

In August 2014, the Company completed the sale of its 51% capital stock interest in Grupo OfficeMax S. de R.L. de C.V., the former OfficeMax, Incorporated (“OfficeMax”) business in Mexico, to its joint venture partner. The amounts included in the Condensed Consolidated Statements of Operations for this business are as follows:

	2014
(In millions)	Second Quarter	First Half
Sales	$59	$127
Cost of goods sold and occupancy costs	(43)	(94)
Selling, general and administrative expenses	(14)	(25)
Other expenses	—	(2)

Income before income taxes	2	6
Income attributable to Office Depot, before income taxes	1	4

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Other assets held for sale

Certain facilities identified for closure through integration and other activities have been accounted for as assets held for sale. As of June 27, 2015 and December 27, 2014, these assets amount to $59 million and $31 million, respectively, and are presented in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. Refer to Note 3 for further information on Merger, restructuring and other operating expenses, net.

NOTE 3. MERGER, RESTRUCTURING, AND OTHER ACCRUALS

In recent years, the Company has taken actions to adapt to changing and competitive conditions. These actions include closing facilities, consolidating functional activities, eliminating redundant positions, disposing of businesses and assets, and taking actions to improve process efficiencies. In 2013, the OfficeMax merger (the “Merger”) was completed and integration activities similar to the actions described above began. In mid-2014, the Company’s real estate strategy (the “Real Estate Strategy”) identified at least 400 retail stores for closure through 2016 along with planned changes to the supply chain. The Company assumed certain restructuring liabilities previously recorded by OfficeMax.

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

	Second Quarter		First Half
(In millions)	2015	2014	2015	2014
Merger related expenses
Severance, retention, and relocation	$6	$48	$11	$119
Transaction and integration	29	38	53	59
Other related expenses	29	6	15	10

Total Merger related expenses	64	92	79	188
International restructuring and certain other expenses
Severance, retention, and relocation	20	7	25	10
Integration	2	4	4	5
Other related expenses	—	—	6	1

Total International restructuring and certain other expenses	22	11	35	16

Staples Acquisition expenses	34	—	49	—

Total Merger, restructuring and other operating expenses, net	$120	$103	$163	$204

Severance, retention, and relocation reflect expenses incurred for the integration of staff functions. Since the second quarter of 2014, the Real Estate Strategy has been sufficiently developed to provide a basis for estimating termination benefits for certain retail and supply chain closures that are expected to extend through 2016. Such benefits are being accrued through the anticipated employee full eligibility date. Because the specific identity of retail locations to be closed is subject to change as implementation of the Real Estate Strategy progresses, estimates are used for the store closure severance accrual. The calculation considers factors such as the expected timing of store closures, terms of existing severance plans, expected employee turnover and attrition. As the integration progresses and additional decisions about the identity and timing of closures are made, more current information will be available and assumptions used in estimating the termination benefits accrual may change.

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Other related expenses primarily relate to facility closure accruals, gains and losses on asset dispositions, and accelerated depreciation. Facility closure expenses include amounts incurred by the Company to close retail stores in the United States as part of the Real Estate Strategy. The Company expects to close approximately 175 retail stores in 2015 and at least 60 additional stores in 2016. The specific sites to close over this period may be influenced by real estate and other market conditions and, therefore, a reasonable estimate of future facility closure accruals cannot be made at this time. During the first quarter of 2015, the Company sold a warehouse facility that was classified as an asset held for sale at December 27, 2014. The gain of $19 million is included in Merger, restructuring and other operating expenses, net, as the disposition was part of the supply chain integration associated with the Merger.

International restructuring and certain other expenses in 2015 include charges related to the European restructuring plan approved by the Company in 2014 to realign the organization from a geographic-focus to a business channel-focus (the European restructuring plan) and has now been approved by all countries’ works councils. Both the 2015 and 2014 periods also include charges related to international organizational changes and facility closures which were started prior to the European restructuring plan. Approximately $36 million of severance (at current exchange rates) is expected to be accrued over the remainder of 2015. Expenses for facility closures and restructuring activity will be recognized as the related accounting criteria are met.

Staples Acquisition expenses for the second quarter and first half of 2015 includes retention accruals, transaction costs and costs associated with regulatory filings. The retention amounts will be paid regardless of whether the transaction is approved and will continue to be accrued through the anticipated closing date which is expected to be before the end of 2015.

Asset impairments are not included in the table above. Refer to Note 10 for further information.

Merger and restructuring accruals

Of the total $163 million Merger, restructuring and other expenses recognized in the first half of 2015 Condensed Consolidated Statement of Operations, $112 million relates to Merger and restructuring balance sheet accruals and are included as Charges incurred in the table below. The remaining $51 million is excluded from the table below because these items are expensed as incurred, non-cash, or otherwise not associated with Merger and restructuring balance sheet accounts.

(In millions)	Beginning Balance	Charges Incurred	Cash Payments	Currency, Lease Accretion and Other Adjustments	Ending Balance
2015
Termination benefits
Merger-related accruals	$31	$13	$(20)	$—	$24
European restructuring plan	26	18	(4)	(3)	37
Other restructuring accruals	8	6	(8)	(1)	5

	65	37	(32)	(4)	66

Lease and contract obligations, accruals for facilities closures and other costs
Merger-related accruals	71	34	(36)	—	69
European restructuring plan	—	2	(1)	1	2
Other restructuring accruals	35	3	(9)	3	32
Acquired entity accruals	36	1	(7)	—	30
Staples Acquisition related accruals	—	35	—	—	35

	142	75	(53)	4	168

Total	$207	$112	$(85)	$—	$234

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The $51 million not included in the balance sheet accrual table is comprised of $53 million Merger transaction and integration expenses, $13 million Staples Acquisition transaction expenses, and $4 million International restructuring integration expenses, partially offset by the $19 million gain on the disposition of the warehouse facility associated with the supply chain integration.

NOTE 4. INVESTMENTS

Boise Cascade Holdings, LLC and Boise Cascade Company Common Stock

The Company had an investment of approximately 20% of the voting equity securities of Boise Cascade Holdings, L.L.C. (“Boise Cascade Holdings”), a building products company that originated in connection with the OfficeMax sale of its paper, forest products and timberland assets in 2004. In 2013, Boise Cascade Holdings owned common stock of Boise Cascade Company (“Boise Cascade”), a publicly traded entity, which gave the Company the indirect ownership interest of approximately 4% of the shares of Boise Cascade. During the second quarter of 2014, Boise Cascade Holdings distributed to its shareholders all of the Boise Cascade common stock it held. The Company received 1.6 million shares in this distribution, which the Company fully disposed of in open market transactions through June 28, 2014 for total cash proceeds of $43 million. The related loss on disposal is included in Other income (expense), net in the Condensed Consolidated Statements of Operations.

NOTE 5. DEBT

Amended Credit Facility

Based on the June borrowing base certificate, at June 27, 2015, the Company had approximately $1.2 billion of available credit under the asset-based, multi-currency revolving credit facility (the “Amended Credit Facility”) provided by the Amended and Restated Credit Agreement entered into in May 2011, as amended effective February 2012, March 2013, November 2013 and May 2015. In May 2015, the Amended Credit Facility maturity date was extended from May 25, 2016 to May 25, 2017. As of June 27, 2015, letters of credit outstanding under the Amended Credit Facility totaled $91 million. There were no borrowings under the Amended Credit Facility in the second quarter of 2015.

Other

Under the Staples Merger Agreement, the Senior Secured Notes will be discharged, redeemed or defeased at the Effective Time of the Staples Acquisition.

The Company was in compliance with all applicable financial covenants at June 27, 2015.

NOTE 6. INCOME TAXES

For the second quarter of 2015, the Company’s effective tax rate was primarily impacted by valuation allowances, which limited the recognition of deferred tax benefits for pretax losses in certain tax jurisdictions while income tax expense was recognized in tax jurisdictions with pretax earnings. The effective tax rate was also impacted by nondeductible foreign interest and other nondeductible expenses. Due to the Company’s valuation allowances, interim income tax reporting is likely to result in significant variability of the effective tax rate throughout the course of the year. Changes in pretax income projections and the mix of income across jurisdictions could also impact the effective tax rate each quarter.

The Company has significant deferred tax assets in the U.S. and in certain foreign jurisdictions against which valuation allowances have been established to reduce such deferred tax assets to the amount that is more likely than not to be realized. During the first quarter of 2015, the Company recognized income tax expense of $3 million associated with the establishment of valuation allowances in certain foreign jurisdictions because the realizability of the related deferred tax assets was no longer more likely than not. As of the second quarter of 2015, valuation allowances remain in the U.S. and certain foreign jurisdictions where the Company believes it is necessary to see further positive evidence, such as sustained achievement of cumulative profits, before these valuation allowances can be released. The Company will continue to assess the realizability of its deferred tax assets.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The Company files a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local income tax examinations for years before 2014 and 2009, respectively. During the second quarter of 2015, the Company received notification that the Internal Revenue Service (“IRS”) had completed its examination of the 2013 U.S. federal income tax return with no changes. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal and state and local income tax examinations for years before 2010 and 2006, respectively. The U.S. federal income tax returns for 2014 and 2015 are currently under review. Generally, the Company is subject to routine examination for years 2008 and forward in its international tax jurisdictions.

Due to the completion of the IRS examination for 2013, the Company decreased its unrecognized tax benefits by $4 million during the second quarter of 2015, which did not impact income tax expense due to an offsetting change in valuation allowance. As of the second quarter of 2015, the Company’s balance of unrecognized tax benefits is $19 million, $6 million of which would affect the effective tax rate if recognized. It is reasonably possible that certain tax positions will be resolved within the next 12 months, which would decrease the Company’s unrecognized tax benefits by $5 million but would not affect the effective tax rate due to an offsetting change in valuation allowance. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made.

NOTE 7. STOCKHOLDERS’ EQUITY

The following table reflects the changes in stockholders’ equity.

(In millions)
Stockholders’ equity at December 27, 2014	$1,621
Net loss	(13)
Other comprehensive loss	(51)
Share transactions under employee-related plans	5
Amortization of long-term incentive stock grants	21

Stockholders’ equity at June 27, 2015	$1,583

Accumulated other comprehensive income (loss) activity, net of tax, where applicable, is provided in the following table:

(In millions)	Foreign Currency Translation Adjustments	Change in Deferred Pension	Total
Balance at December 27, 2014	$186	$(79)	$107
Other comprehensive loss activity before reclassifications	(50)	—	(50)
Reclassifications from Accumulated other comprehensive income (loss) to net income
Three month period ended March 28, 2015	(1)	—	(1)
Three month period ended June 27, 2015	—	—	—

Net other comprehensive loss	(51)	—	(51)

Balance at June 27, 2015	$135	$(79)	$56

As a result of valuation allowances in the U.S. and several international taxing jurisdictions, items other than deferred pension amounts generally have little or no tax impact. The component balances are net of immaterial tax impacts, where applicable.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 8. EARNINGS PER SHARE

The following table represents the calculation of net earnings (loss) per common share (“EPS”):

	Second Quarter		First Half
(In millions, except per share amounts)	2015	2014	2015	2014
Basic Earnings Per Share
Numerator:
Net loss attributable to Office Depot, Inc.	$(58)	$(190)	$(13)	$(300)
Denominator:
Weighted-average shares outstanding	547	535	546	532
Basic loss per share	$(0.11)	$(0.36)	$(0.02)	$(0.56)
Diluted Earnings Per Share
Numerator:
Net loss attributable to Office Depot, Inc.	$(58)	$(190)	$(13)	$(300)
Denominator:
Weighted-average shares outstanding	547	535	546	532
Effect of dilutive securities:
Stock options and restricted stock	—	—	—	—

Diluted weighted-average shares outstanding	547	535	546	532
Diluted loss per share	$(0.11)	$(0.36)	$(0.02)	$(0.56)

Potentially dilutive stock options and restricted stock representing 9 million shares for the second quarter and first half of 2015, and 7 million and 8 million for the second quarter and first half of 2014, respectively, were excluded from the diluted loss per share calculation because of the net loss in the periods.

Awards of options and nonvested shares representing less than 1 million additional shares of common stock were outstanding for the second quarter and first half of 2015, respectively, and 10 million and 11 million for the second quarter and first half of 2014, respectively, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive. For the periods presented, no tax benefits have been assumed in the weighted average share calculation in jurisdictions with valuation allowances.

NOTE 9. EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans – North America

The components of net periodic pension benefit for the Company’s North American pension plans are as follows:

	Second Quarter		First Half
(In millions)	2015	2014	2015	2014
Service cost	$1	$1	$2	$2
Interest cost	11	13	23	26
Expected return on plan assets	(14)	(16)	(28)	(31)

Net periodic pension benefit	$(2)	$(2)	$(3)	$(3)

Net periodic (benefit) cost for the Company’s North American other postretirement plans were less than $1 million.

In the first half of 2015, $4 million of cash contributions were made to the North American pension plans. The Company expects to make additional cash contributions of $5 million to the North American pension plans in 2015.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Pension Plan – Europe

The components of net periodic pension benefit for the Company’s European pension plan are as follows:

	Second Quarter		First Half
(In millions)	2015	2014	2015	2014
Service cost	$—	$—	$—	$—
Interest cost	2	3	4	5
Expected return on plan assets	(3)	(4)	(7)	(7)

Net periodic pension benefit	$(1)	$(1)	$(3)	$(2)

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

NOTE 10. DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Instruments and Hedging Activities

As a global supplier of office products and services the Company is exposed to risks associated with changes in foreign currency exchange rates, fuel and other commodity prices and interest rates. Depending on the exposure, settlement timeframe and other factors, the Company may enter into derivative transactions to mitigate those risks. Financial instruments authorized under the Company’s established risk management policy include spot trades, swaps, options, caps, collars, forwards and futures. Use of derivative financial instruments for speculative purposes is expressly prohibited by the Company’s policies. The Company may designate and account for such qualifying arrangements as hedges. As of June 27, 2015, the foreign exchange and fuel contracts extend through January 2016.

The fair values of the Company’s foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current interest rates, exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data. At June 27, 2015 and December 27, 2014, Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets include $4 million and $6 million, respectively, related to derivative fuel contracts payable.

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

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The following table presents information about financial instruments at the balance sheet dates indicated.

	June 27, 2015		December 27, 2014
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Timber notes receivable	$915	$919	$926	$930
Financial liabilities
Recourse debt
9.75% senior secured notes, due 2019	250	275	250	280
7.35% debentures, due 2016	18	18	18	18
Revenue bonds, due in varying amounts periodically through 2029	186	184	186	185
American & Foreign Power Company, Inc. 5% debentures, due 2030	14	13	14	13
Non-recourse debt	829	835	839	845

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	Timber notes receivable: Fair value is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms with comparable credit risk (Level 2 measure).

•	Recourse debt: Recourse debt for which there were no transactions on the measurement date was valued based on quoted market prices near the measurement date when available or by discounting the future cash flows of each instrument using rates based on the most recently observable trade or using rates currently offered to the Company for similar debt instruments of comparable maturities (Level 2 measure).

•	Non-recourse debt: Fair value is estimated by discounting the future cash flows of the instrument at rates currently available to the Company for similar instruments of comparable maturities (Level 2 measure).

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

The Company recognized store asset impairment charges of $4 million and $9 million, in the second quarter and first half of 2015, respectively and $10 million and $19 million in the second quarter and first half of 2014, respectively. The first half of 2015 charges include approximately $1 million impairment of favorable lease intangible asset values following the identification of closing locations where future intangible asset recovery was considered unlikely. The second quarter of 2014 impairment charge includes $1 million from a decision in March 2014 to close the Canadian stores acquired as part of the Merger.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The second quarter of 2015 analysis incorporated the assessment of which stores are anticipated to be closed through 2016, as well as projected cash flows through the base lease period for stores identified for ongoing operations. The projections assumed declining sales in future periods. Gross margin assumptions have been held constant at current actual levels and operating costs have been assumed to be consistent with recent actual results and planned activities. For the second quarter 2015 impairment analysis, identified locations were reduced to estimated fair value of $2 million based on their projected cash flows, discounted at 13% or estimated salvage value of $2 million, as appropriate. Assets added to previously impaired locations, whether for Division-wide enhancements or specific location betterment, are capitalized and subsequently tested for impairment. A 100 basis point decrease in next year forecasted sales combined with a 50 basis point decrease in next year gross margin would have increased the impairment by less than $1 million. A 100 basis point decrease in sales for all future periods would increase the impairment by approximately $2 million. Further, an incremental 6% increase in payroll costs above the historical growth rate would increase the impairment by $6 million.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or in certain circumstances, even if store performance is as anticipated, additional impairment charges may result. However, at the end of the second quarter of 2015, the impairment analysis reflects the Company’s best estimate of future performance.

Other assets

Other asset impairment charges for the second quarter of 2014 include $12 million following a decision to convert certain websites to a common platform. The impairment amount was based on a cash flow analysis over the remaining use period. The first half of 2014 also includes an additional $28 million charge related to the abandonment of a software implementation project in Europe and $13 million for the write off of capitalized software following certain information technology platform decisions related to the Merger. These charges are included in the Asset impairments line in the Condensed Consolidated Statements of Operations.

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

On February 4, 2015, Staples and Office Depot entered into the Staples Merger Agreement under which the companies would combine in a stock and cash transaction. On February 9, 2015, a putative class action lawsuit was filed by purported Office Depot shareholders in the Court of Chancery of the State of Delaware (“Court”) challenging the transaction and alleging that the defendant companies—Office Depot, Staples, Merger Sub, and Starboard Value LP— and individual members of Office Depot’s Board of Directors violated applicable laws by breaching their fiduciary duties and/or aiding and abetting such breaches. The plaintiffs in David Raul, v. Office Depot, Inc. et al. seek, among other things, injunctive relief and rescission, as well as fees and costs. Subsequently, eight other lawsuits were filed in the Court of Chancery of the State of Delaware making similar allegations, namely Beth Koeneke v. Office Depot, Inc. et al., Jamison Miller v. Office Depot, Inc. et al., Eric R. Gilbert v. Office Depot, Inc. et al., The Feivel and Helene Gottlieb Defined Benefit Pension Plan v. Office Depot, et al., Charles Miller v. Smith et al., David Max v. Office Depot, Inc. et al., Patrick Connors v. Office Depot, Inc. and Steve Renous v. Smith et al. The Court subsequently consolidated all of the Delaware cases and named Jamison Miller and Steve Renous as co-plaintiffs and ordered the plaintiffs to file an amended consolidated complaint. The consolidated case is named In re Office Depot, Inc. Stockholders Litigation Consolidated, C.A. No. 10655-CB. After limited discovery, the plaintiffs and defendants agreed on certain additional disclosures to the Company’s definitive proxy statement filed on May 18, 2015, which were made in an 8-K filing on June 5, 2015, and the plaintiffs withdrew from the calendar their planned motion to preliminarily enjoin the stockholder vote on the merger. The parties have agreed that the defendants need not respond to the current complaint. Additionally, in February 2015, two lawsuits were filed in Palm Beach County Circuit Court, namely Keny Petit-Frere v. Office Depot, Inc., et al. and John Sweatman v. Office Depot, Inc., et al. making the same allegations as in the Delaware actions. The lawsuits generally sought injunctive relief enjoining the consummation of the transaction, rescission of the transaction in the event it is consummated, damages, fees, costs, and other remedies. Office Depot filed a motion to dismiss the Florida lawsuits for improper venue, and that motion was granted on May 15, 2015.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

In addition, in the ordinary course of business, sales to and transactions with government customers may be subject to lawsuits, investigations, audits and review by governmental authorities and regulatory agencies, with which the Company cooperates. Many of these lawsuits, investigations, audits and reviews are resolved without material impact to the Company. While claims in these matters may at times assert large demands, the Company does not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect its financial position, results of operations or cash flows. In addition to the foregoing in 2009, State of California et al., ex rel. David Sherwin v. Office Depot, Inc. (the “Sherwin lawsuit”) was filed in Superior Court for the State of California, Los Angeles County, and unsealed on October 16, 2012. The lawsuit asserted claims, including claims under the California False Claims Act, based on allegations regarding certain pricing practices under now expired agreements that were in place between 2001 and January 1, 2011, pursuant to which governmental agencies purchased office supplies from us. The plaintiffs sought monetary damages and other relief, including trebling of damages and statutory penalties. On June 25, 2014, the Company participated in a non-binding, voluntary mediation in which the Company negotiated a potential settlement to resolve the matter. During the second quarter of 2014, the Company recorded an $80 million incremental increase to the legal accrual which included the potential settlement, as well as attorneys’ fees and other related legal matters. On December 19, 2014, Office Depot and the plaintiffs executed a Settlement Agreement to resolve the lawsuit. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay the plaintiffs $68 million to settle the matter (the “Settlement Amount”), as well as $9 million in legal fees, costs, and expenses. In exchange for, and in consideration of, the Company’s agreement to pay the Settlement Amount, the plaintiffs agreed to dismiss their action against the Company with prejudice. In February 2015, the court entered orders approving the settlement and dismissing the case with prejudice. The Settlement Amount was subsequently placed in escrow pursuant to the Settlement Agreement and, during the second quarter of 2015, was released from escrow and disbursed in accordance with the terms of the court’s orders.

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

OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of June 27, 2015, our estimate of the range of reasonably possible losses for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located was approximately $10 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s business.

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

The following is a summary of Sales and Division operating income (loss) by each of the Divisions, reconciled to consolidated totals.

	Sales
	Second Quarter		First Half
(In millions)	2015	2014	2015	2014
North American Retail Division	$1,342	$1,457	$2,995	$3,267
North American Business Solutions Division	1,434	1,491	2,910	3,032
International Division	664	834	1,412	1,768
Other	—	59	—	127

Total	$3,440	$3,841	$7,317	$8,194

	Division Operating Income (Loss)
	Second Quarter		First Half
(In millions)	2015	2014	2015	2014
North American Retail Division	$42	$(6)	$128	$31
North American Business Solutions Division	63	59	120	99
International Division	2	(2)	15	14

Total	$107	$51	$263	$144

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

A reconciliation of the measure of Division operating income to Consolidated income (loss) before income taxes is as follows:

	Second Quarter		First Half
(In millions)	2015	2014	2015	2014
Total Division operating income	$107	$51	$263	$144
Add/(subtract):
Other operating income	—	2	—	8
Asset impairments	(4)	(22)	(9)	(72)
Merger, restructuring, and other operating expenses, net	(120)	(103)	(163)	(204)
Legal accrual	—	(80)	—	(80)
Unallocated expenses	(34)	(33)	(55)	(59)
Interest income	6	6	12	12
Interest expense	(23)	(16)	(48)	(41)
Other income (expense), net	1	(2)	2	(2)

Income (loss) before income taxes	$(67)	$(197)	$2	$(294)

The gross amount of goodwill and the amount of accumulated impairment losses as of June 27, 2015 and December 27, 2014 are provided in the following table:

(In millions)	North American Retail Division	North American Business Solutions Division	International Division	Total
Goodwill	$80	$647	$922	$1,649
Accumulated impairment losses	(2)	(349)	(907)	(1,258)

Balance as of December 27, 2014	78	298	15	391
Additions	—	6	—	6

Balance as of June 27, 2015	$78	$304	$15	$397

Refer to Note 2 for additional information on goodwill associated with the first quarter 2015 additions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition by Staples

On February 4, 2015, Staples and the Company announced that the companies have entered into a definitive merger agreement (the “Staples Merger Agreement”), under which Staples will acquire all of the outstanding shares of Office Depot and the Company will become a wholly owned subsidiary of Staples (the “Staples Acquisition”). Under the terms of the Staples Merger Agreement, Office Depot shareholders will receive, for each Office Depot share held by such shareholders, $7.25 in cash and 0.2188 of a share in Staples common stock at closing (the “Merger Consideration”). Each employee share-based award outstanding at the date of the Staples Merger Agreement will vest upon the effective date of the Staples Acquisition. Upon the effective date of the Staples Acquisition, employee share-based awards subsequently granted in 2015 will be converted into a contingent right to receive the cash equivalent of the Merger Consideration subject to the same terms and conditions of the corresponding award; provided that performance and vesting periods shall be reduced in duration. The transaction has been approved by both companies’ Board of Directors and was approved by the Office Depot shareholders at the Company’s Annual Meeting of Stockholders held on June 19, 2015. The completion of the Staples Acquisition is subject to customary closing conditions including, among others, various regulatory approvals. Under the Staples Merger Agreement the Senior Secured Notes will be discharged, redeemed or defeased at the Effective Time of the Staples Acquisition. The transaction is expected to close by the end of the calendar year 2015. Refer to the Company’s definitive proxy statement filed May 18, 2015 for additional information on the transaction. We cannot guarantee that the Staples Acquisition will be completed or that, if completed, it will be exactly on the terms as set forth in the Staples Merger Agreement. Should the Staples Acquisition not be completed, the Company will continue to be responsible for payment of commitments to current employees under retention arrangements and may either receive or pay a breakup fee, as provided for in the Staples Merger Agreement.

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

A summary of certain factors impacting results for the 13-week and 26-week periods ended June 27, 2015 (also referred to as “the second quarter of 2015” and “the first half of 2015”) and June 28, 2014 (also referred to as “the second quarter of 2014” and “the first half of 2014”) is provided below. Additional discussion of the 2015 second quarter and first half results is provided in the narrative that follows this overview.

In mid-2014, the Company’s real estate strategy (the “Real Estate Strategy”) identified at least 400 retail stores for closure through 2016, along with planned changes to the supply chain. Sales reported for the second quarter and first half of 2015 compared to the same periods of the prior year were significantly affected by planned store closures in North America, as well as changes in currency exchange rates abroad.

	Second Quarter			First Half
(In millions)	2015	2014	Change	2015	2014	Change
North American Retail Division	$1,342	$1,457	(8)%	$2,995	$3,267	(8)%
Change in comparable store sales			1%			(1)%
North American Business Solutions Division	1,434	1,491	(4)%	2,910	3,032	(4)%
Change in constant currencies			(3)%			(3)%
International Division	664	834	(20)%	1,412	1,768	(20)%
Change in constant currencies			(6)%			(7)%
Other	—	59		—	127

Total	$3,440	$3,841	(10)%	$7,317	$8,194	(11)%

•	Gross margin increased 67 basis points in the second quarter of 2015 compared to the same period of 2014, with increases both in North American Retail and International Divisions and a slight decrease in the North American Business Solutions Division. In the first half of 2015, gross margin increased 77 basis points, compared to the first half of 2014, with increases across all three Divisions.

•	Total Company Selling, general and administrative expenses decreased in 2015 compared to 2014, reflecting the closure of stores in North America, lower payroll and advertising expenses, operational efficiencies and synergies, the 2014 sale of the business in Mexico, and foreign currency translation effects. As a percentage of sales, total Company Selling, general and administrative expenses decreased in both the second quarter and first half of 2015 compared to 2014 by over 90 basis points.

•	Non-cash asset impairment charges of $4 million and $9 million were recorded in the second quarter and first half of 2015, respectively. Non-cash asset impairment charges for the second quarter and first half of 2014 were $22 million and $72 million, respectively. All periods include charges related to underperforming stores in North America. Additionally, the 2014 charges reflect the abandonment and impairment of certain software projects and assets related to the OfficeMax merger (the “Merger”).

•	We recognized $120 million and $163 million of Merger, restructuring, and other operating expenses, net in the second quarter and first half of 2015, respectively, compared to $103 million and $204 million in the second quarter and first half of 2014, respectively. In the second quarter of 2015, this line item includes $64 million of expenses related to Merger activities, $22 million of International restructuring and certain other operating expenses, and $34 million related to the Staples Acquisition. Additional integration and restructuring expenses are expected to be incurred in 2015 and 2016.

•	The effective tax rates of 13% and 750% for the second quarter and first half of 2015, respectively, reflect the impact of valuation allowances limiting recognition of deferred tax assets. Because of the valuation allowances and changes in the mix of earnings among jurisdictions and during interim periods, the Company continues to experience significant effective tax rate volatility within the year and across years.

•	Loss per share was $(0.11) in the second quarter of 2015 compared to $(0.36) in the second quarter of 2014. Loss per share was $(0.02) in the first half of 2015 compared to $(0.56) in the first half of 2014.

•	At June 27, 2015, we had $867 million in cash and cash equivalents and $1.2 billion available under the Amended Credit Agreement. Cash used in operating activities was $135 million for the first half of 2015, compared to a use of $162 million in the same period of the prior year.

OPERATING RESULTS

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

In the Division tables that follow, the changes in Sales for 2014 reflect the impact of adding the OfficeMax business.

NORTH AMERICAN RETAIL DIVISION

	Second Quarter		First Half
(In millions)	2015	2014	2015	2014
Sales	$1,342	$1,457	$2,995	$3,267
% change	(8)%	55%	(8)%	57%
Division operating income (loss)	$42	$(6)	$128	$31
% of sales	3%	—%	4%	1%
Comparable store sales increase (decline)	1%	(2)%	(1)%	(2)%

Sales in our North American Retail Division decreased 8% in the second quarter of 2015 compared to sales in the same period last year. The decrease resulted primarily from store closures associated with the Real Estate Strategy. While store closures result in lower sales in the North American Retail Division, they are typically lower performing stores and future Division operating income may benefit. Comparable store sales in the second quarter of 2015 increased 1%, reflecting benefits from sales transfer from closed stores and increased operational effectiveness. Transaction counts increased and average order value decreased slightly. The increase in comparable store sales reflect sales increases in Copy and Print Depot, furniture, and supplies, partially offset by decreases in sales of technology products and technology-related items.

Comparable store sales are based on stores that have been open for at least one year. Stores are removed from the comparable sales calculation one month prior to closing, as sales during that period are largely non-comparable clearance activity, and during periods of store remodeling and if significantly downsized. As the Company continues to implement the Real Estate Strategy, current period comparable store sales calculations are positively affected as customers transfer from closed to nearby stores which remain open. The average sales transfer rate achieved to date under the Real Estate Strategy is estimated to be at least 30%.

The North American Retail Division reported operating income of $42 million in the second quarter of 2015, compared to an operating loss of $6 million in the same period of prior year. Store closures contributed to declines in occupancy, payroll and other store operating costs. During the second quarter of 2015, the Division recognized $15 million in favorable legal settlements relating to certain product manufacturers’ pricing practices. Beyond the impact from store closures, operating costs decreased from lower advertising and payroll expenses. Partially offsetting these benefits, Division operating profit was negatively affected by the sales decline on recovery of fixed operating expenses (the “flow through impact”).

The factors discussed above affecting the second quarter of 2015 are also reflective of those impacting the first half of 2015 compared to the same period of 2014. The sales decline reflects the impact of closing stores as outlined in the Real Estate Strategy. The transfer of sales from closing stores to locations that remain open has had a positive impact on comparable store sales. Also, operating expenses have decreased from the store closures and continued synergy impacts from the Merger.

During the second quarter of 2015, the North American Retail Division closed 99 stores, ending the period with a store count of 1,626.

The Company expects to close approximately 175 stores in 2015. Consistent with the Real Estate Strategy announced in 2014, at least an additional 60 stores are anticipated to be closed in 2016, bringing the total closures to at least 400 stores over the 2014 to 2016 integration period. The closures in 2015 and 2016 are expected to result in exit costs associated with facility closures and severance. Charges associated with these decisions will be reported as appropriate in Asset impairments and Merger, restructuring and other operating expenses, net in the Consolidated Statements of Operations. These charges will be reflected in Corporate reporting, and not included in the determination of Division income in future periods.

NORTH AMERICAN BUSINESS SOLUTIONS DIVISION

	Second Quarter		First Half
(In millions)	2015	2014	2015	2014
Sales	$1,434	$1,491	$2,910	$3,032
% change	(4)%	91%	(4)%	90%
Division operating income (loss)	$63	$59	$120	$99
% of sales	4%	4%	4%	3%

Sales in our North American Business Solutions Division in U.S. dollars decreased 4% in the second quarter of 2015 compared to the same period in the prior year. On a constant currency basis, sales decreased 3%. Sales decreased in the contract channel and increased in the direct channel.

The decline in the contract channel sales reflects the continued transition out of certain customers that purchased under a legacy OfficeMax buying arrangement with a Minority Women Business Enterprise (a “Tier 1” buying arrangement) that was modified in 2014, the negative impacts from changes in Canadian currency exchange rates, and the closure during the second quarter of 2014 of all 19 stores in Canada (the sales of which were reported in the contract channel). The negative impact from the legacy OfficeMax Tier 1 buying arrangement is expected to continue through the remainder of 2015. In the direct channel, online sales increased during the second quarter of 2015, reflecting benefits from an enhanced Internet shopping offering and experience. The increased online sales were substantially offset by reduced catalog and call center sales. We anticipate this shift in customer shopping preference will continue. On a product category basis for the Division, sales in cleaning and breakroom and Copy and Print Depot increased while sales of supplies and technology products decreased.

Division operating income for the second quarter 2015 was $63 million, compared to $59 million in the same period of the prior year. Division operating income as a percentage of sales was slightly higher in the second quarter of 2015 compared to the same period in 2014. The improvement reflects a decrease in operating expenses, including lower payroll, advertising and allocated general and administrative expenses, and benefits from closing the stores in Canada, partially offset by the flow through impact of lower sales.

The factors discussed above affecting the second quarter of 2015 are also reflective of those impacting the first half of 2015 compared to the same period of 2014. The sales decline reflects the impact of customer attrition, changes in foreign currency exchange rates and the 2014 closure of stores in Canada. Also, operating expenses have decreased from continued synergy impacts from the Merger and the Canadian store closures.

INTERNATIONAL DIVISION

	Second Quarter		First Half
(In millions)	2015	2014	2015	2014
Sales	$664	$834	$1,412	$1,768
% change	(20)%	19%	(20)%	21%
Division operating income (loss)	$2	$(2)	$15	$14
% of sales	—%	—%	1%	1%

Sales in our International Division in U.S. dollars decreased 20% in the second quarter of 2015 compared to sales in the same period of the prior year. On a constant currency basis, sales decreased 6%. Constant currency sales were lower in the contract and direct channels and higher in the retail channel. The contract channel sales decline reflects competitive factors that contributed to the loss of certain customers and a decline in orders from existing and new customers in the larger European markets. Sales were also negatively affected by sales force vacancies in certain locations in reaction to the European restructuring plan announced in late 2014. These declines were partially offset by sales increases in Asia and smaller European markets. In the direct channel, catalog and call center sales continued to decline across all product categories, partially offset by an increase in online sales. This change in customer buying preference has been ongoing and is expected to continue. Retail sales in constant currencies reflect higher sales in Korea and Sweden.

Division operating income totaled $2 million in the second quarter of 2015 compared to an operating loss of $2 million in the second quarter of 2014. Division operating income as a percentage of sales was slightly positive in the second quarter of 2015 compared to slightly negative in the same period of 2014. Operating expenses decreased across the Division, reflecting lower payroll and advertising expenses. Supply chain expenses decreased from facility closures and lower volume. The lower operating costs more than offset the flow through impact of lower sales.

The European restructuring plan has been approved by all countries’ works councils and is expected to be substantially complete by the end of 2015. The Company expects to generate the same local currency annual cost reduction benefits by the end of 2016, as previously communicated in October 2014, which translates to approximately $80 million at current exchange rates. Costs associated with restructuring activities are reported at the Corporate level and discussed in the “Restructuring and other operating expenses, net” section below.

For U.S. reporting, the International Division’s sales are translated into U.S. dollars at average exchange rates experienced during the period. The Division’s reported sales were negatively affected by $119 million and $236 million from changes in foreign currency exchange rates in the second quarter and first half of 2015, respectively. However, the changes in foreign currency exchange rates did not have a significant impact on Division operating income. We analyze our international operations in terms of local currency performance to allow focus on operating trends and results.

The factors discussed above affecting the second quarter of 2015 are also reflective of those impacting the first half of 2015 compared to the same period of 2014. Sales reported in U.S. dollars were reduced by changes in foreign currency exchange rates. Constant currency sales declines in the contract and direct channels reflect customer attrition and changes in customer buying preferences. The decline in sales was more than offset by lower operating expenses.

OTHER

	2014
(In millions)	Second Quarter	First Half
Sales	$59	$127
Other operating income	$2	$8

With the Merger, we acquired the OfficeMax joint venture business operating in Mexico, Grupo OfficeMax S. de R.L. de C.V. (“Grupo OfficeMax”). In August 2014, we completed the sale of our interest in this business to our joint venture partner. In the second quarter of 2014, the integration of this business into the International Division was suspended, and subsequently managed and reported independently of the Company’s other international businesses.

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

	Second Quarter		First Half
(In millions)	2015	2014	2015	2014
Asset impairments	$4	$22	$9	$72
Merger, restructuring, and other operating expenses, net	120	103	163	204
Legal accrual	—	80	—	80

Total charges and credits impact on Operating income (loss)	$124	$205	$172	$356

In addition to these charges and credits, certain Selling, general and administrative expenses are not allocated to the Divisions and are managed at the Corporate level. Those expenses are addressed in the section “Unallocated Costs” below.

Asset Impairments, Merger, Restructuring, Other Charges and Credits

In recent years, we have taken actions to adapt to changing and competitive conditions. These actions include closing stores and distribution centers, consolidating functional activities, disposing of businesses and assets, and improving process efficiencies. We have also recognized significant asset impairment charges related to stores and intangible assets and significant expenses associated with the Merger and integration and, in 2015, began recognizing costs associated with the Staples Acquisition. These expense items are expected to continue in future periods.

Asset Impairments

We recognized asset impairment charges of $4 million and $9 million in the second quarter and first half of 2015, respectively, and $22 and $72 million in the second quarter and first half of 2014, respectively. The 2015 charges relate to impairments of store operating assets, as well as impairment of certain favorable lease assets following identification of closing locations where future intangible asset recovery was considered unlikely. The second quarter of 2014 impairment charge includes $10 million related to store impairments and $12 million resulting from a decision to convert certain websites to a common platform. The asset impairment charges for the first half of 2014 also include $28 million related to the abandonment of a software implementation project in Europe, $13 million to write off capitalized software following certain information technology platform decisions related to the Merger and $1 million from a decision in March 2014 to close the 19 stores in Canada acquired as part of the Merger.

The second quarter 2015 analysis incorporated the assessment of which stores are anticipated to be closed through 2016, as well as projected cash flows through the base lease period for stores identified for ongoing operations. The projections assumed declining sales in future periods. Gross margin assumptions have been held constant at current actual levels and operating costs have been assumed to be consistent with recent actual results and planned activities. For the second quarter 2015 impairment analysis, identified locations were reduced to estimated fair value of $2 million based on their projected cash flows, discounted at 13% or estimated salvage value of $2 million, as appropriate. Assets added to previously impaired locations, whether for Division-wide enhancements or specific location betterment, are capitalized and subsequently tested for impairment. A 100 basis point decrease in next year forecasted sales combined with a 50 basis point decrease in next year gross margin would have increased the impairment by less than $1 million. A 100 basis point decrease in sales for all future periods would increase the impairment by approximately $2 million. Further, an incremental 6% increase in payroll costs above the historical growth rate would increase the impairment by $6 million.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or in certain circumstances, even if store performance is as anticipated, additional impairment charges may result. However, at the end of the second quarter of 2015, the impairment analysis reflects the Company’s best estimate of future performance.

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

Merger, restructuring and other operating expenses, net

The table below summarizes the major components of Merger, restructuring and other operating expenses, net.

	Second Quarter		First Half
(In millions)	2015	2014	2015	2014
Merger related expenses
Severance, retention, and relocation	$6	$48	$11	$119
Transaction and integration	29	38	53	59
Other related expenses	29	6	15	10

Total Merger related expenses	64	92	79	188
International restructuring and certain other expenses
Severance, retention, and relocation	20	7	25	10
Integration	2	4	4	5
Other related expenses	—	—	6	1

Total International restructuring and certain other expenses	22	11	35	16

Staples Acquisition expenses	34	—	49	—

Total Merger, restructuring and other operating expenses, net	$120	$103	$163	$204

Merger-related expenses

Expenses include severance, employee retention, integration-related professional fees, incremental temporary contract labor, salary and benefits for employees dedicated to Merger activity, travel and relocation costs, non-capitalizable software integration costs, facility closure accruals, gains and losses on asset dispositions, accelerated depreciation, and other direct costs to combine the companies. During the first quarter of 2015, the Company sold a warehouse facility that was classified as held for sale at December 27, 2014. The gain is included in Other related expenses because the disposition was part of the supply chain integration associated with the Merger.

It is expected that significant Merger-related expenses will continue to be incurred in future periods as decisions are made about facility closures, organizational structure and other integration activities in 2015 and 2016, and will be recognized in future periods as the related accounting criteria are met.

International restructuring and certain other expenses, net

International restructuring and certain other expenses in 2015 include charges related to the European restructuring plan approved in 2014 to realign the organization from a geographic-focus to a business channel-focus (the European restructuring plan). Both the 2015 and 2014 periods include charges related to international organizational changes and facility closures which were started prior to the European restructuring plan. The European restructuring plan has been approved by all countries’ works councils. Approximately $36 million of severance (at current exchange rates) is expected to be accrued over the remainder of 2015. Expenses for facility closures and restructuring activity will be recognized as the related accounting criteria are met.

Staples Acquisition Expenses

During the second quarter and first half of 2015, the Company incurred $34 million and $49 million, respectively, of retention accruals, transaction costs and costs associated with regulatory filings. The retention amounts will be paid regardless of whether the transaction is approved and will continue to be accrued through the anticipated closing date, which is expected to be before the end of 2015.

Refer to Notes 2 and 3 of the Notes to the Condensed Consolidated Financial Statements for additional information

Legal Accrual

In June 2014, the Company participated in a non-binding, voluntary mediation in which the Company negotiated a potential settlement to resolve the Sherwin lawsuit. During the second quarter of 2014, the Company recorded an $80 million incremental increase to the legal accrual which included the potential settlement, as well as attorneys’ fees and other related legal matters. On December 19, 2014, Office Depot and the plaintiffs executed a Settlement Agreement to resolve the lawsuit. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay the plaintiffs $68 million to settle the matter (the “Settlement Amount”), as well as $9 million in legal fees, costs, and expenses. In exchange for, and in consideration of, the Company’s agreement to pay the Settlement Amount, the plaintiffs agreed to dismiss their action against the Company with prejudice. In February 2015, the court entered orders approving the settlement and dismissing the case with prejudice. The Settlement Amount and the related fees were paid during the second quarter of 2015.

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

Unallocated costs were $34 million and $33 million in the second quarter of 2015 and 2014, respectively, and $55 million and $59 million in the first half of 2015 and 2014, respectively. The decrease in the first half of 2015 compared to the same period in 2014 primarily resulted from synergies achieved at the corporate functional level following the Merger.

Other Income and Expense

	Second Quarter		First Half
(In millions)	2015	2014	2015	2014
Interest income	$6	$6	$12	$12
Interest expense	(23)	(16)	(48)	(41)
Other income (expense), net	1	(2)	2	(2)

Interest expense in the second quarter of 2014 included a $9 million reversal of previously accrued interest expense on uncertain tax positions following resolution of the related matter. Also, the second quarter and first half or 2014 included interest expense on debt held by the joint venture in Mexico that was sold in August 2014.

Other income, net includes gains and losses related to foreign exchange transactions, investment results from deferred compensation plans and, in 2014, losses on sales of the Boise Cascade Company stock received by the Company following the Merger.

Income Taxes

For the second quarter of 2015, the effective tax rate was primarily impacted by valuation allowances, which limited the recognition of deferred tax benefits for pretax losses in certain tax jurisdictions while income tax expense was recognized in tax jurisdictions with pretax earnings. The effective tax rate was also impacted by nondeductible foreign interest and other nondeductible expenses. The increase in the effective tax rate for the second quarter and first half of 2015 from the same periods in 2014 is primarily attributable to the release of valuation allowance in certain foreign jurisdictions and favorable settlements with certain tax authorities during the second quarter of 2014, which resulted in income tax benefits of $4 million and $3 million, respectively. In addition, the effective tax rate for the first half of 2015 reflects $3 million of income tax expense related to the establishment of valuation allowance in certain foreign jurisdictions, as described below.

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

The Company has significant deferred tax assets in the U.S. and in certain foreign jurisdictions against which valuation allowances have been established to reduce such deferred tax assets to the amount that is more likely than not to be realized. During the first quarter of 2015, the Company recognized income tax expense of $3 million associated with the establishment of valuation allowances in certain foreign jurisdictions because the realizability of the related deferred tax assets was no longer more likely than not. As of the second quarter of 2015, valuation allowances remain in the U.S. and certain foreign jurisdictions where the Company believes it is necessary to see further positive evidence, such as sustained achievement of cumulative profits, before these valuation allowances can be released. The Company will continue to assess the realizability of its deferred tax assets.

During the second quarter of 2015, the Company received notification that the Internal Revenue Service (“IRS”) had completed its examination of the 2013 U.S. federal income tax return with no changes. Due to the completion of this examination, the Company decreased its unrecognized tax benefits by $4 million during the second quarter of 2015, which did not impact income tax expense due to an offsetting change in valuation allowance. As of the second quarter of 2015, the Company’s balance of unrecognized tax benefits is $19 million, $6 million of which would affect the effective tax rate if recognized. It is reasonably possible that certain tax positions will be resolved within the next 12 months, which would decrease the Company’s unrecognized tax benefits by $5 million but would not affect the effective tax rate due to an offsetting change in valuation allowance. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made.

NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that will supersede most current revenue recognition guidance and modify the accounting for certain costs associated with revenue generation. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a number of steps to apply to achieve that principle. The standard is effective for the Company’s first quarter of 2017. Early adoption is not permitted. Implementation may be either through retrospective application to each period from the first quarter of 2015 or with a cumulative effect adjustment upon adoption in 2017. Additional disclosures will also be required under the new standard. In July 2015, the FASB approved a one year extension to the required implementation date but also permits companies to adopt the standard at the original effective date of 2017. The Company is assessing what impacts this new standard will have on its Consolidated Financial Statements.

In April 2015, the FASB issued a new standard that will require debt issuance costs to be presented as a reduction of the related liability rather than as an asset. The standard is effective for the Company’s first quarter of 2016 and will require prior periods to be adjusted. Early adoption is allowed. As of June 27, 2015, deferred costs of $4 million relate to the Senior Secured Notes and will be reclassified in 2016 to reduce the carrying value of the debt and $7 million relates to the Amended Credit Facility which has no outstanding borrowings and the debt issuance costs will remain classified as an asset.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 27, 2015, we had $867 million in cash and equivalents and another $1.2 billion available under the Amended Credit Facility (as defined in Note 5 of the Condensed Consolidated Financial Statements) based on the June borrowing base certificate, for a total liquidity of approximately $2.0 billion. We currently believe that our cash on hand, availability of funds under the Amended Credit Facility, and full year cash flows generated from operations will be sufficient to fund our working capital, capital expenditure and debt repayment requirements for at least the next twelve months.

At June 27, 2015, no amounts were drawn under the Amended Credit Agreement. There were letters of credit outstanding under the Amended Credit Agreement at the end of the second quarter of 2015 totaling $91 million.

We also had short-term borrowings of $6 million at June 27, 2015, under a local currency credit facility for our international subsidiaries that had an effective interest rate at the end of the second quarter of approximately 5%. The maximum month end amount occurred in June at approximately $6 million and the maximum monthly average amount occurred in June at approximately $5 million. These short-term borrowings represent outstanding balances on uncommitted lines of credit, which do not contain financial covenants.

The Company was in compliance with all applicable financial covenants at June 27, 2015.

Since the Merger date, we have incurred significant expenses associated with the Merger and integration actions, including costs associated with the Real Estate Strategy, and we have incurred significant expenses from restructuring activities in Europe. Approximately $250 million of Merger integration costs are anticipated for fiscal years 2015 and 2016, including expenses related to optimizing the US retail store portfolio. International restructuring expenses are expected to be approximately $80 million in 2015, consisting of severance and other employee termination benefits, as well as lease obligations and other costs.

For the full year 2015, the Company expects capital expenditures to be approximately $200 million, including approximately $80 million related to Merger integration. An additional $80 million of Merger integration capital spending is anticipated for 2016.

We have entered into the Staples Merger Agreement with Staples and have agreed to pay a fee of $185 million to Staples if the Staples Merger Agreement is terminated under any of the following circumstances:

•	the Company’s Board makes a change in recommendation;

•	the Company terminates, at any time prior to obtaining approval of the Staples Acquisition from its stockholders (stockholder approval was received at the Company’s Annual Meeting of Stockholders held on June 19, 2015), for the purpose of entering into an agreement for a “superior proposal”; or

•	the Staples Acquisition is not consummated by November 4, 2015 (or, February 4, 2016, if extended as permitted in the Staples Merger Agreement) or the Company’s stockholders fail to adopt the Merger Agreement and to approve the Staples Acquisition (stockholder approval was received at the Company’s Annual Meeting of Stockholders held on June 19, 2015), in each case, only if (i) a third party has made an acquisition proposal before the Company’s meeting of stockholders to vote on the Staples Acquisition and (ii) within 12 months of the termination of the Staples Merger Agreement, the Company enters into an alternative transaction.

In addition, whether or not the Staples Acquisition is completed, the uncertainty related to the proposed Staples Acquisition could adversely impact our business through several factors, including, but not limited to: (i) our current clients may experience uncertainty associated with the Staples Acquisition and may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us; (ii) we may face additional challenges in competing for new and renewal business; (iii) vendors or suppliers may seek to modify or terminate their business relationships with us; and (iv) our ability to retain and hire associates.

The Company currently estimates it will incur approximately $100 million of expenses related to the pending acquisition by Staples, primarily employee retention costs and advisory fees, including $49 million recognized in the first half of 2015.

Cash Flows

Cash used in operating, investing and financing activities is summarized as follows:

	First Half
(In millions)	2015	2014
Operating activities	$(135)	$(162)
Investing activities	(39)	(15)
Financing activities	(9)	(9)

Operating Activities

During the first half of 2015, cash used in operating activities was $135 million, compared to a use of cash of $162 million during the same period last year. Operating activities reflect outflows related to Merger and integration activities in 2015 and 2014.

Changes in net working capital and other operating activities in the second quarter of 2015 resulted in a $311 million use of cash compared to a use of $126 million in the first half of 2014. The 2015 use of cash in operating activities included $77 million payment of the legal Settlement Amount and certain of the related fees. The remaining increased use of cash in the 2015 reflects a greater decrease in payroll and benefits consistent with settlement of higher accrued incentive pay and a greater decrease in rent and rent-related liabilities associated to store closures. Working capital is influenced by a number of factors including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, refer to Note 1 of the Condensed Consolidated Financial Statements.

The Company expects total Company sales in 2015 to be lower than 2014, primarily due to its decision to close certain stores, negative impact of currency translation, business disruption from the announcement of the pending acquisition by Staples, and continued challenging market conditions.

Investing Activities

Cash used in investing activities was $39 million in the first half of 2015, compared to use of cash of $15 million in the same period last year. During the first half of 2015, $71 million was used for capital expenditures and $10 million was used for acquisition of an interior furniture business. The acquisition is subject to a working capital adjustment which is expected to be completed during the third quarter of 2015. These outflows were partially offset by $42 million of proceeds from the disposition of assets, primarily, the sale of a warehouse that was classified as held for sale at December 27, 2014. The first half of 2014 includes $43 million proceeds from the disposition of Boise Cascade Company common stock received from the Boise Cascade Holdings distribution, offset by capital expenditures of $66 million. The 2014 period also includes $8 million from proceeds from assets sold.

Financing Activities

Cash used in financing activities was $9 million in the first half of 2015 and 2014. During the first half of 2015, net payments on long- and short term borrowings were $12 million compared to net payments of $10 million in the same period last year. Employee share-based transactions resulted in a $4 million and $1 million source of cash in the first half of 2015 and 2014, respectively.

Under the Staples Merger Agreement, the Senior Secured Notes will be discharged, redeemed or defeased at the Effective Time of the Staples Acquisition. The discharge funding is anticipated to be part of the total Staples Acquisition consideration as part of closing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At June 27, 2015, there had not been a material change in the interest rate, foreign exchange, and commodities risks information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of the Company’s 2014 Form 10-K.

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

Based on management’s evaluation, as of June 27, 2015, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that the Company files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

On February 4, 2015, Staples and Office Depot entered into the Staples Merger Agreement under which the companies would combine in a stock and cash transaction. On February 9, 2015, a putative class action lawsuit was filed by purported Office Depot shareholders in the Court of Chancery of the State of Delaware (“Court”) challenging the transaction and alleging that the defendant companies—Office Depot, Staples, Merger Sub, and Starboard Value LP— and individual members of Office Depot’s Board of Directors violated applicable laws by breaching their fiduciary duties and/or aiding and abetting such breaches. The plaintiffs in David Raul, v. Office Depot, Inc. et al. seek, among other things, injunctive relief and rescission, as well as fees and costs. Subsequently, eight other lawsuits were filed in the Court of Chancery of the State of Delaware making similar allegations, namely Beth Koeneke v. Office Depot, Inc. et al., Jamison Miller v. Office Depot, Inc. et al., Eric R. Gilbert v. Office Depot, Inc. et al., The Feivel and Helene Gottlieb Defined Benefit Pension Plan v. Office Depot, et al., Charles Miller v. Smith et al., David Max v. Office Depot, Inc. et al., Patrick Connors v. Office Depot, Inc. and Steve Renous v. Smith et al. The Court subsequently consolidated all of the Delaware cases and named Jamison Miller and Steve Renous as co-plaintiffs and ordered the plaintiffs to file an amended consolidated complaint. The consolidated case is named In re Office Depot, Inc. Stockholders Litigation Consolidated, C.A. No. 10655-CB. After limited discovery, the plaintiffs and defendants agreed on certain additional disclosures to the Company’s definitive proxy statement filed on May 18, 2015, which were made in an 8-K filing on June 5, 2015, and the plaintiffs withdrew from the calendar their planned motion to preliminarily enjoin the stockholder vote on the merger. The parties have agreed that the defendants need not respond to the current complaint. Additionally, in February 2015, two lawsuits were filed in Palm Beach County Circuit Court, namely Keny Petit-Frere v. Office Depot, Inc., et al. and John Sweatman v. Office Depot, Inc., et al. making the same allegations as in the Delaware actions. The lawsuits generally sought injunctive relief enjoining the consummation of the transaction, rescission of the transaction in the event it is consummated, damages, fees, costs, and other remedies. Office Depot filed a motion to dismiss the Florida lawsuits for improper venue, and that motion was granted on May 15, 2015.

In addition, in the ordinary course of business, sales to and transactions with government customers may be subject to lawsuits, investigations, audits and review by governmental authorities and regulatory agencies, with which the Company cooperates. Many of these lawsuits, investigations, audits and reviews are resolved without material impact to the Company. While claims in these matters may at times assert large demands, the Company does not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect its financial position, results of operations or cash flows. In addition to the foregoing in 2009, State of California et al., ex rel. David Sherwin v. Office Depot, Inc. (the “Sherwin lawsuit”) was filed in Superior Court for the State of California, Los Angeles County, and unsealed on October 16, 2012. The lawsuit asserted claims, including claims under the California False Claims Act, based on allegations regarding certain pricing practices under now expired agreements that were in place between 2001 and January 1, 2011, pursuant to which governmental agencies purchased office supplies from us. The plaintiffs sought monetary damages and other relief, including trebling of damages and statutory penalties. On June 25, 2014, the Company participated in a non-binding, voluntary mediation in which the Company negotiated a potential settlement to resolve the matter. During the second quarter of 2014, the Company recorded an $80 million incremental increase to the legal accrual which included the potential settlement, as well as attorneys’ fees and other related legal matters. On December 19, 2014, Office Depot and the plaintiffs executed a Settlement Agreement to resolve the lawsuit. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay the plaintiffs $68 million to settle the matter (the “Settlement Amount”), as well as $9 million in legal fees, costs, and expenses. In exchange for, and in consideration of, the Company’s agreement to pay the Settlement Amount, the plaintiffs agreed to dismiss their action against the Company with prejudice. In February 2015, the court entered orders approving the settlement and dismissing the case with prejudice. The Settlement Amount was subsequently placed in escrow pursuant to the Settlement Agreement and, during the second quarter of 2015, was released from escrow and disbursed in accordance with the terms of the court’s orders.

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

OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of June 27, 2015, our estimate of the range of reasonably possible losses for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located was approximately $10 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

At June 27, 2015, pursuant to an indenture, dated as of March 14, 2012, we have restrictions on the amount of cash dividends we can pay. We have never declared or paid cash dividends on our common stock and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Item 6. Exhibits.

Exhibits

10.1	Office Depot Corporate Annual Bonus Plan (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on June 22, 2015).

10.2	Form of Agreement For Cash Settled Short-Term Performance Award For Executive Officers

10.3	Office Depot, Inc. 2015 Long-Term Incentive Plan (Incorporated by reference from Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on June 19, 2015).

10.4	Form of 2015 Restricted Stock Award Agreement (Incorporated by reference from Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on June 19, 2015).

10.5	Form of 2015 Restricted Stock Unit Award Agreement (Incorporated by reference from Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on June 19, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Section 1350 Certification

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC.
(Registrant)

Date: August 4, 2015	By:	/s/ Roland C. Smith
Roland C. Smith
Chief Executive Officer and
Chairman, Board of Directors
(Principal Executive Officer)

Date: August 4, 2015	By:	/s/ Stephen E. Hare
Stephen E. Hare
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2015	By:	/s/ Kim Moehler
Kim Moehler
Senior Vice President
and Chief Accounting Officer
(Principal Accounting Officer)