Form 10-Q
period 2015-09-26
OFFICE DEPOT INC
filed 2015-11-03
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 2015

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At September 26, 2015, there were 548,727,485 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Sales	$3,690	$4,069	$11,007	$12,263
Cost of goods sold and occupancy costs	2,754	3,082	8,319	9,378

Gross profit	936	987	2,688	2,885
Selling, general and administrative expenses	773	859	2,316	2,665
Asset impairments	1	6	10	77
Merger, restructuring, and other operating expenses, net	111	72	274	276
Legal accrual	—	1	—	81

Operating income (loss)	51	49	88	(214)
Other income (expense):
Interest income	6	6	18	18
Interest expense	(22)	(25)	(71)	(65)
Other income (expense), net	(1)	1	1	(1)

Income (loss) before income taxes	34	31	36	(262)
Income tax expense	28	2	43	6

Net income (loss)	6	29	(7)	(268)
Less: Results attributable to the noncontrolling interests	—	—	—	2

Net income (loss) attributable to Office Depot, Inc.	$6	$29	$(7)	$(270)

Basic and diluted earnings (loss) per share	$0.01	$0.05	$(0.01)	$(0.51)

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 24, 2015 (the “2014 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Net income (loss)	$6	$29	$(7)	$(268)
Other comprehensive loss, net of tax where applicable:
Foreign currency translation adjustments	(22)	(55)	(73)	(46)

Total other comprehensive loss, net of tax, where applicable	(22)	(55)	(73)	(46)

Comprehensive loss	(16)	(26)	(80)	(314)
Comprehensive income attributable to the noncontrolling interests	—	—	—	2

Comprehensive loss attributable to Office Depot, Inc.	$(16)	$(26)	$(80)	$(316)

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2014 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	September 26, 2015	December 27, 2014
Assets
Current assets:
Cash and cash equivalents	$958	$1,071
Receivables, net	1,231	1,264
Inventories	1,586	1,638
Prepaid expenses and other current assets	250	245

Total current assets	4,025	4,218
Property and equipment, net	816	963
Goodwill	396	391
Other intangible assets, net	58	72
Timber notes receivable	910	926
Deferred income taxes	21	32
Other assets	233	242

Total assets	$6,459	$6,844

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,241	$1,340
Accrued expenses and other current liabilities	1,337	1,517
Income taxes payable	18	4
Short-term borrowings and current maturities of long-term debt	56	32

Total current liabilities	2,652	2,893
Deferred income taxes and other long-term liabilities	580	621
Pension and postretirement obligations, net	180	196
Long-term debt, net of current maturities	643	674
Non-recourse debt	824	839

Total liabilities	4,879	5,223

Commitments and contingencies
Stockholders’ equity:
Common stock—authorized 800,000,000 shares of $.01 par value; issued shares – 554,642,753 in September 2015 and 551,097,537 in December 2014	6	6
Additional paid-in capital	2,595	2,556
Accumulated other comprehensive income	34	107
Accumulated deficit	(997)	(990)
Treasury stock, at cost – 5,915,268 shares in 2015 and 2014	(58)	(58)

Total equity	1,580	1,621

Total liabilities and stockholders’ equity	$6,459	$6,844

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2014 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	39 Weeks Ended
	September 26, 2015	September 27, 2014
Cash flows from operating activities:
Net loss	$(7)	$(268)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	220	233
Charges for losses on inventories and receivables	46	55
Asset impairments	10	77
Loss on disposition of joint venture	—	2
Changes in working capital and other	(269)	(64)

Net cash provided by operating activities	—	35

Cash flows from investing activities:
Capital expenditures	(123)	(90)
Restricted cash	—	(4)
Proceeds from sale of joint venture, net	—	43
Acquisition, net of cash acquired	(9)	—
Proceeds from sale of available for sale securities	—	43
Proceeds from assets sold and other	65	9

Net cash provided by (used in) investing activities	(67)	1

Cash flows from financing activities:
Net proceeds on employee share-based transactions	7	4
Net payments on long and short-term borrowings	(23)	(14)
Debt related fees	(1)	—

Net cash used in financing activities	(17)	(10)

Effect of exchange rate changes on cash and cash equivalents	(29)	(16)
Net increase (decrease) in cash and cash equivalents	(113)	10
Cash and cash equivalents of consolidated joint venture held for sale at beginning of period	—	7
Cash and cash equivalents at beginning of period	1,071	948

Cash and cash equivalents at end of period	$958	$965

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2014 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: Office Depot, Inc., including consolidated subsidiaries (“Office Depot” or the “Company”), is a global supplier of office products and services. The Company currently operates under the Office Depot® and OfficeMax® banners and utilizes proprietary company and product brand names. The Company’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol ODP. As of September 26, 2015, the Company sold to customers throughout North America, Europe, and Asia/Pacific through three reportable segments (or “Divisions”): North American Retail Division, North American Business Solutions Division and International Division. Refer to Note 12 for further Division information.

The Condensed Consolidated Financial Statements as of September 26, 2015 and for the 13-week and 39-week periods ended September 26, 2015 (also referred to as “the third quarter of 2015” and “the year-to-date 2015”) and September 27, 2014 (also referred to as “the third quarter of 2014” and “the year-to-date 2014”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

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

Cash Management: The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Trade accounts payable and Accrued expenses and other current liabilities as of September 26, 2015 and December 27, 2014 included $53 million and $91 million, respectively, of amounts not yet presented for payment drawn in excess of disbursement account book balances, after considering offset provisions.

At September 26, 2015, cash and cash equivalents held outside the United States amounted to $206 million.

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

In the third quarter and year-to-date 2015, the Company withdrew $76 million and $255 million, respectively, from amounts available under the factoring arrangement. Receivables sold for which the Company did not obtain cash directly from the financial institution are included in Receivables and amount to $10 million and $6 million as of September 26, 2015 and December 27, 2014, respectively. Retention guarantee amounts of $9 million and $11 million are included in Prepaid expenses and other current assets as of September 26, 2015 and December 27, 2014, respectively.

New Accounting Standards: In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that supersedes most current revenue recognition guidance and modifies the accounting for certain costs associated with revenue generation. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a number of steps to apply to achieve that principle and requires additional disclosures. The standard was originally to be effective for the Company’s first quarter of 2017. In July 2015, the FASB approved a one year extension to the required implementation date but also permits companies to adopt the standard at the original effective date of 2017. Adoption before the original effective date of 2017 is not permitted. Implementation may be either through retrospective application to each period of the two years preceding the date of adoption or through prospective application with a cumulative effect adjustment upon adoption. The Company is assessing what impacts this new standard will have on its Consolidated Financial Statements.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

In April 2015, the FASB issued a new standard that will require debt issuance costs to be presented as a reduction of the related liability rather than as an asset. The standard is effective for the Company’s first quarter of 2016 and will require prior periods to be adjusted. Early adoption is allowed. As of September 26, 2015, deferred costs of $3 million relate to the Senior Secured Notes and will be reclassified in 2016 to reduce the carrying value of the debt and $7 million relate to the Amended Credit Facility (as defined in Note 5), which has no outstanding borrowings and the debt issuance costs will remain classified as an asset.

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

The transaction has been approved by both companies’ Boards of Directors and was approved by Office Depot shareholders at the Company’s Annual Meeting of Stockholders held on June 19, 2015. The completion of the Staples Acquisition is subject to customary closing conditions including, among others, regulatory approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the New Zealand Overseas Investment Act of 2005, as amended, and under the antitrust and competition laws of the European Union and Canada. The Company and Staples have received antitrust clearance for the transaction from regulators in Australia, New Zealand and China.

On September 25, 2015, the European Commission announced that it has opened a Phase II review of the Staples Acquisition under the EU Merger Regulation, which currently provides the European Commission until February 10, 2016 to issue its decision. On October 12, 2015, Staples and Office Depot mutually agreed with the United States Federal Trade Commission (the “FTC”) to extend the review period for the Staples Acquisition. Under the terms of the agreement, the FTC has agreed to issue its decision regarding the transaction by December 8, 2015. In light of the timing agreement with the FTC and the Phase II review in Europe, the closing could be delayed until early 2016.

Refer to the Company’s definitive proxy statement filed May 18, 2015 for additional information on the transaction. Also, refer to Note 3 for expenses incurred during the third quarter and year-to-date 2015 related to the Staples Acquisition.

Other

During the first quarter of 2015, the Company acquired an interior furniture business for $9 million. The business supports the contract channel of the North American Business Solutions Division. Fair value of assets acquired and liabilities assumed are included in the balance sheet since acquisition and include certain amortizing intangible assets and tax-deductible goodwill. Supplemental pro forma financial information is not provided based on materiality considerations.

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

Other assets held for sale

Owned facilities identified for closure through integration and other activities and that are being actively marketed are accounted for as assets held for sale. As of September 26, 2015 and December 27, 2014, held for sale assets amounted to $52 million and $31 million, respectively, and primarily consisted of supply chain facilities. Held for sale assets are presented in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. Refer to Note 3 for further information on Merger, restructuring and other operating expenses, net, including gains realized during the third quarter and year-to-date 2015 related to disposition of held for sale assets.

NOTE 3. MERGER, RESTRUCTURING, AND OTHER ACCRUALS

In recent years, the Company has taken actions to adapt to changing and competitive conditions. These actions include closing facilities, consolidating functional activities, eliminating redundant positions, disposing of businesses and assets, and taking actions to improve process efficiencies. In 2013, the OfficeMax merger (the “Merger”) was completed and integration activities similar to the actions described above began. The Company also assumed certain restructuring liabilities previously recorded by OfficeMax. In mid-2014, the Company’s real estate strategy (the “Real Estate Strategy”) identified at least 400 retail stores for closure through 2016 along with planned changes to the supply chain. Also in 2014, the European restructuring plan was approved by the Company to realign the organization from a geographic-focus to a business channel-focus (the “European restructuring plan”). In 2015, the Staples Acquisition was announced. Significant expenses have been recognized associated with these activities, as discussed below.

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

	Third Quarter		Year-to-Date
(In millions)	2015	2014	2015	2014
Merger related expenses
Severance, retention, and relocation	$4	$17	$15	$136
Transaction and integration	16	33	69	92
Facility closure, contract termination and other costs, net	18	5	32	14

Total Merger related expenses	38	55	116	242

International restructuring and certain other expenses
Severance and retention	20	10	45	20
Integration	1	2	5	7
Other related expenses	6	5	13	7

Total International restructuring and certain other expenses	27	17	63	34

Staples Acquisition expenses	46	—	95	—

Total Merger, restructuring and other operating expenses, net	$111	$72	$274	$276

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Merger related expenses – Severance, retention, and relocation reflect expenses incurred for the integration of staff functions. Since the second quarter of 2014, the Real Estate Strategy has been sufficiently developed to provide a basis for estimating termination benefits for certain retail and supply chain closures. Such benefits are being accrued through the anticipated facility closure date. Because the specific identity of retail locations to be closed is subject to change as implementation of the Real Estate Strategy progresses, estimates are used for the store closure severance accrual. The calculation considers factors such as the expected timing of store closures, terms of existing severance plans, expected employee turnover and attrition. As the integration progresses and additional decisions about the identity and timing of closures are made, more current information will be available and assumptions used in estimating the termination benefits accrual may change.

Transaction and integration expenses include integration-related professional fees, incremental temporary contract labor, salary and benefits for employees dedicated to the Merger activity, travel costs, non-capitalizable software integration costs, and other direct costs to combine the companies. Such costs are being recognized as incurred.

Facility closure, contract termination and other costs, net primarily relate to facility closure accruals, contract termination cost, gains and losses on asset dispositions, and accelerated depreciation. Facility closure expenses include amounts incurred by the Company to close retail stores in the United States as part of the Real Estate Strategy, as well as supply chain facilities. The Company expects to close approximately 180 retail stores in 2015 and more than 50 additional stores in 2016. The specific sites to close over this period may be influenced by real estate and other market conditions and, therefore, a reasonable estimate of future facility closure accruals cannot be made at this time. During the third quarter and year-to-date 2015, the Company recognized gains of $6 million and $25 million, respectively, from the sale of warehouse facilities that had been classified as assets held for sale. The gains are included in Merger, restructuring and other operating expenses, net, as the dispositions were part of the supply chain integration associated with the Merger.

International restructuring and certain other expenses – Expenses in 2015 include charges related to the European restructuring plan, including severance and retention, professional integration fees, facility closure and other restructuring costs. Both the 2015 and 2014 periods also include charges related to international organizational changes and facility closures which were started prior to the European restructuring plan. The remaining $18 million of severance related to the European restructuring plan (at current exchange rates) is expected to be accrued over the remainder of 2015.

Staples Acquisition expenses – Expenses recognized in the third quarter and year-to-date 2015 include retention accruals of $29 million and $64 million, respectively, and transaction costs and costs associated with regulatory filings of $17 million and $31 million, respectively. The retention amounts will be paid regardless of whether the transaction is approved.

Asset impairments are not included in the table above. Refer to Note 10 for further information.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Merger and restructuring accruals

Of the total $274 million Merger, restructuring and other expenses recognized in the year-to-date 2015 Condensed Consolidated Statements of Operations, $189 million relates to Merger and restructuring balance sheet accruals and are included as Charges incurred in the table below. The remaining $85 million is excluded from the table below because these items are expensed as incurred, non-cash, or otherwise not associated with Merger and restructuring balance sheet accounts.

(In millions)	Beginning Balance	Charges Incurred	Cash Payments	Currency, Lease Accretion and Other Adjustments	Ending Balance
2015
Termination benefits
Merger related accruals	$31	$16	$(28)	$(1)	$18
European restructuring plan	26	37	(25)	(2)	36
Other restructuring accruals	8	6	(12)	(1)	1

	65	59	(65)	(4)	55

Lease and contract obligations, accruals for facilities closures and other costs
Merger related accruals	71	51	(49)	(2)	71
European restructuring plan	—	9	(2)	—	7
Other restructuring accruals	35	5	(13)	3	30
Acquired entity accruals	36	1	(12)	2	27
Staples Acquisition related accruals	—	64	—	—	64

	142	130	(76)	3	199

Total	$207	$189	$(141)	$(1)	$254

The $85 million not included in the balance sheet accrual table is comprised of $69 million Merger transaction and integration expenses, $31 million Staples Acquisition transaction expenses, $6 million International restructuring integration expenses, and $4 million primarily related to fixed assets and rent expenses, partially offset by the $25 million gain on the disposition in the first and third quarters of 2015 of the warehouse facilities associated with the supply chain integration.

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 5. DEBT

Amended Credit Facility

Based on the September borrowing base certificate, at September 26, 2015, the Company had approximately $1.2 billion of available credit under the asset-based, multi-currency revolving credit facility (the “Amended Credit Facility”) provided by the Amended and Restated Credit Agreement entered into in May 2011, as amended effective February 2012, March 2013, November 2013 and May 2015. In May 2015, the Amended Credit Facility maturity date was extended from May 25, 2016 to May 25, 2017. As of September 26, 2015, letters of credit outstanding under the Amended Credit Facility totaled $86 million. There were no borrowings under the Amended Credit Facility in the third quarter of 2015.

Other

Under the Staples Merger Agreement, the Senior Secured Notes will be discharged, redeemed or defeased at the Effective Time of the Staples Acquisition.

The Company was in compliance with all applicable financial covenants at September 26, 2015.

NOTE 6. INCOME TAXES

For the third quarter of 2015, the Company’s effective tax rate was primarily impacted by valuation allowances, which limited the recognition of deferred tax benefits for pretax losses in certain tax jurisdictions while income tax expense was recognized in tax jurisdictions with pretax earnings. The effective tax rate was also impacted by nondeductible foreign interest and other nondeductible expenses. Due to the Company’s valuation allowances, interim income tax reporting is likely to result in significant variability of the effective tax rate throughout the course of the year. Changes in pretax income projections and the mix of income across jurisdictions could also impact the effective tax rate each quarter.

The Company has significant deferred tax assets in the U.S. and in certain foreign jurisdictions against which valuation allowances have been established to reduce such deferred tax assets to the amount that is more likely than not to be realized. As of the third quarter of 2015, valuation allowances remain in the U.S. and certain foreign jurisdictions where the Company believes it is necessary to see further positive evidence, such as sustained achievement of cumulative profits, before these valuation allowances can be released. Given the current earnings trend in the U.S., sufficient positive evidence may become available for the Company to release all or a portion of the U.S. valuation allowance in a future period. Of the $488 million U.S. valuation allowance estimated to remain at year-end 2015, it is reasonably possible that $260-$350 million may be released in 2016, which would result in a non-cash income tax benefit in the period of release. In addition, if positive evidence develops the Company may also release valuation allowances in certain foreign jurisdictions in 2016, which would result in an income tax benefit of $3 million in the period of release. However, the exact timing and amount of the valuation allowance releases are subject to change based on the level of profitability actually achieved in future periods. The Company will continue to assess the realizability of its deferred tax assets.

The Company files a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local income tax examinations for years before 2014 and 2009, respectively. During the third quarter of 2015, the Internal Revenue Service (“IRS”) examination of the OfficeMax 2012 U.S. federal income tax return concluded, which resulted in a $6 million decrease in tax credit carryforwards. Such decrease had no impact on income tax expense due to an offsetting change in valuation allowance. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal and state and local income tax examinations for years before 2013 and 2006, respectively. The U.S. federal income tax returns for 2014 and 2015 are currently under review. Generally, the Company is subject to routine examination for years 2008 and forward in its international tax jurisdictions.

It is reasonably possible that certain tax positions will be resolved within the next 12 months, which would decrease the Company’s balance of unrecognized tax benefits by $5 million but would not affect the effective tax rate due to an offsetting change in valuation allowance. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 7. STOCKHOLDERS’ EQUITY

The following table reflects the changes in stockholders’ equity.

(In millions)
Stockholders’ equity at December 27, 2014	$1,621
Net loss	(7)
Other comprehensive loss	(73)
Share transactions under employee-related plans	7
Amortization of long-term incentive stock grants	32

Stockholders’ equity at September 26, 2015	$1,580

Accumulated other comprehensive income (loss) activity, net of tax, where applicable, is provided in the following table:

(In millions)	Foreign Currency Translation Adjustments	Change in Deferred Pension	Total
Balance at December 27, 2014	$186	$(79)	$107
Other comprehensive loss activity before reclassifications	(73)	—	(73)
Reclassifications from Accumulated other comprehensive income (loss) to net loss
Three month period ended March 28, 2015	(1)	—	(1)
Three month period ended June 27, 2015	—	—	—
Three month period ended September 26, 2015	1	—	1

Net other comprehensive loss	(73)	—	(73)

Balance at September 26, 2015	$113	$(79)	$34

As a result of valuation allowances in the U.S. and several international taxing jurisdictions, items other than deferred pension amounts generally have little or no tax impact. The component balances are net of immaterial tax impacts, where applicable.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 8. EARNINGS PER SHARE

The following table represents the calculation of net earnings (loss) per common share (“EPS”):

	Third Quarter		Year-to-Date
(In millions, except per share amounts)	2015	2014	2015	2014
Basic Earnings Per Share
Numerator:
Net income (loss) attributable to Office Depot, Inc.	$6	$29	$(7)	$(270)
Denominator:
Weighted-average shares outstanding	548	536	546	534
Basic earnings (loss) per share	$0.01	$0.05	$(0.01)	$(0.51)
Diluted Earnings Per Share
Numerator:
Net income (loss) attributable to Office Depot, Inc.	$6	$29	$(7)	$(270)
Denominator:
Weighted-average shares outstanding	548	536	546	534
Effect of dilutive securities:
Stock options and restricted stock	8	9	—	—

Diluted weighted-average shares outstanding	556	545	546	534
Diluted earnings (loss) per share	$0.01	$0.05	$(0.01)	$(0.51)

Potentially dilutive stock options and restricted stock representing 9 million and 8 million shares for the year-to-date 2015 and 2014, respectively, were excluded from the diluted loss per share calculation because of the net loss in the periods.

Awards of options and nonvested shares representing 3 million and less than 1 million additional shares of common stock were outstanding for the third quarter and year-to-date 2015, respectively, and 9 million and 10 million for the third quarter and year-to-date 2014, respectively, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive. For the periods presented, no tax benefits have been assumed in the weighted average share calculation in jurisdictions with valuation allowances.

NOTE 9. EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans – North America

The components of net periodic pension benefit for the Company’s North American pension plans are as follows:

	Third Quarter		Year-to-Date
(In millions)	2015	2014	2015	2014
Service cost	$1	$1	$3	$3
Interest cost	11	13	34	39
Expected return on plan assets	(14)	(16)	(42)	(47)

Net periodic pension benefit	$(2)	$(2)	$(5)	$(5)

Net periodic cost for the Company’s North American other postretirement plans were less than $1 million.

In the year-to-date 2015, $8 million of cash contributions were made to the North American pension plans. The Company expects to make additional cash contributions of $1 million to the North American pension plans in 2015.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Pension Plan – Europe

The components of net periodic pension benefit for the Company’s European pension plan are as follows:

	Third Quarter		Year-to-Date
(In millions)	2015	2014	2015	2014
Service cost	$—	$—	$—	$—
Interest cost	2	3	6	8
Expected return on plan assets	(3)	(4)	(10)	(11)

Net periodic pension benefit	$(1)	$(1)	$(4)	$(3)

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

NOTE 10. DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Instruments and Hedging Activities

As a global supplier of office products and services the Company is exposed to risks associated with changes in foreign currency exchange rates, fuel and other commodity prices and interest rates. Depending on the exposure, settlement timeframe and other factors, the Company may enter into derivative transactions to mitigate those risks. Financial instruments authorized under the Company’s established risk management policy include spot trades, swaps, options, caps, collars, forwards and futures. Use of derivative financial instruments for speculative purposes is expressly prohibited by the Company’s policies. The Company may designate and account for such qualifying arrangements as hedges or reflect current mark-to-market impacts of non-qualifying economic hedge arrangements currently in earnings. As of September 26, 2015, the foreign exchange and fuel contracts extend through January 2016.

The fair values of the Company’s foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current interest rates, exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data. At September 26, 2015 and December 27, 2014, Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets include $5 million and $6 million, respectively, related to derivative fuel and foreign exchange contracts payable; no significant amounts were recorded in accumulated other comprehensive income.

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The following table presents information about financial instruments at the balance sheet dates indicated.

	September 26, 2015		December 27, 2014
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Timber notes receivable	$910	$919	$926	$930
Financial liabilities
Recourse debt
9.75% senior secured notes, due 2019	250	265	250	280
7.35% debentures, due 2016	18	18	18	18
Revenue bonds, due in varying amounts periodically through 2029	186	182	186	185
American & Foreign Power Company, Inc. 5% debentures, due 2030	14	13	14	13
Non-recourse debt	824	835	839	845

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	Timber notes receivable: Fair value is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms with comparable credit risk (Level 2 measure).

•	Recourse debt: Recourse debt for which there were no transactions on the measurement date was valued based on quoted market prices near the measurement date when available or by discounting the future cash flows of each instrument using rates based on the most recently observable trade or using rates currently offered to the Company for similar debt instruments of comparable maturities (Level 2 measure).

•	Non-recourse debt: Fair value is estimated by discounting the future cash flows of the instrument at rates currently available to the Company for similar instruments of comparable maturities (Level 2 measure).

Fair Value Estimates Used in Impairment Analyses

North American Retail Division

As a result of declining sales in recent periods, the Company conducts a detailed quarterly store impairment analysis. The analysis uses input from retail store operations and the Company’s accounting and finance personnel that organizationally report to the Chief Financial Officer. These projections are based on management’s estimates of store-level sales, gross margins, direct expenses, projected store closures, exercise of future lease renewal options, and favorable lease values, where applicable. The resulting cash flows, by their nature, include judgments about how current initiatives will impact future performance. If the anticipated cash flows of a store cannot support the carrying value of its assets, the retail store operating assets, as well as the related favorable lease intangible assets, are impaired and written down to their estimated fair value using a discounted cash flow approach (Level 3 measure).

The Company recognized store asset impairment charges of $1 million and $9 million, in the third quarter and year-to-date of 2015, respectively and $6 million and $25 million in the third quarter and year-to-date 2014, respectively. In addition, the charges in the year-to-date 2015 and the third quarter 2014 include approximately $1 million impairment of favorable lease intangible asset values following the identification of closing locations where future intangible asset recovery was considered unlikely.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The third quarter of 2015 analysis incorporated the assessment of which stores are anticipated to be closed through 2016, as well as projected cash flows through the base lease period for stores identified for ongoing operations. The projections assumed declining sales in future periods. Gross margin assumptions have been held constant at current actual levels and operating costs have been assumed to be consistent with recent actual results and planned activities. For the third quarter 2015 impairment analysis, identified locations were reduced to estimated fair value of $1 million based on their projected cash flows, discounted at 13% or estimated salvage value of $2 million, as appropriate. Assets added to previously impaired locations, whether for Division-wide enhancements or specific location betterment, are capitalized and subsequently tested for impairment. A 100 basis point decrease in next year forecasted sales combined with a 50 basis point decrease in next year gross margin would have increased the impairment by less than $1 million. A 100 basis point decrease in sales for all future periods would increase the impairment by approximately $1 million. Further, an incremental 6% increase in payroll costs above the historical growth rate would increase the impairment by $5 million.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or in certain circumstances, even if store performance is as anticipated, additional impairment charges may result. However, at the end of the third quarter of 2015, the impairment analysis reflects the Company’s best estimate of future performance.

Other assets

Other asset impairment charges for the year-to-date 2014 include $12 million following a decision to convert certain websites to a common platform. The impairment amount was based on a cash flow analysis over the remaining use period. The year-to-date 2014 also includes an additional $28 million charge related to the abandonment of a software implementation project in Europe and $13 million for the write off of capitalized software following certain information technology platform decisions related to the Merger. These charges are included in the Asset impairments line in the Condensed Consolidated Statements of Operations.

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

On February 4, 2015, Staples and Office Depot entered into the Staples Merger Agreement under which the companies would combine in a stock and cash transaction. Beginning on February 9, 2015, a number of putative class action lawsuits were filed by purported Office Depot stockholders in the Court of Chancery of the State of Delaware (“Court”) challenging the transaction and alleging that the defendant companies—Office Depot, Staples, Merger Sub, and Starboard Value LP— and individual members of Office Depot’s Board of Directors violated applicable laws by breaching their fiduciary duties and/or aiding and abetting such breaches. The plaintiffs sought, among other things, injunctive relief and rescission, as well as fees and costs. The Court subsequently consolidated all nine of the Delaware cases and named Jamison Miller and Steve Renous as lead plaintiffs. The consolidated case is named In re Office Depot, Inc. Stockholders Litigation Consolidated, C.A. No. 10655-CB. After limited discovery, the plaintiffs and defendants agreed on certain additional disclosures to the Company’s definitive proxy statement filed on May 18, 2015, which were made in a Form 8-K filing on June 5, 2015, and the plaintiffs withdrew from the calendar their planned motion to preliminarily enjoin the stockholder vote on the merger. On September 18, 2015, the Delaware Court of Chancery approved a stipulation under which lead plaintiffs voluntarily dismissed the action with prejudice as to themselves and without prejudice as to the putative class members. The Court retained jurisdiction solely for the purpose of adjudicating lead plaintiffs’ counsel’s anticipated application for an award of attorneys’ fees and reimbursement expenses in connection with the disclosures in the June 5, 2015 Form 8-K. The Company subsequently agreed to pay $0.5 million to lead plaintiffs’ counsel for attorneys’ fees and expenses in full satisfaction of their claim for attorneys’ fees and expenses in the action. Additionally, in February 2015, two lawsuits were filed in Palm Beach County Circuit Court, namely Keny Petit-Frere v. Office Depot, Inc., et al. and John Sweatman v. Office Depot, Inc., et al. making the same allegations as in the Delaware actions. The lawsuits generally sought injunctive relief enjoining the consummation of the transaction, rescission of the transaction in the event it is consummated, damages, fees, costs, and other remedies. Office Depot filed a motion to dismiss the Florida lawsuits for improper venue, and that motion was granted on May 15, 2015.

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

OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of September 26, 2015, our estimate of the range of reasonably possible losses for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located was approximately $10 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s business.

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

The following is a summary of Sales and Division operating income by each of the Divisions, reconciled to consolidated totals.

	Sales
	Third Quarter		Year-to-Date
(In millions)	2015	2014	2015	2014
North American Retail Division	$1,604	$1,722	$4,599	$4,989
North American Business Solutions Division	1,438	1,522	4,348	4,554
International Division	648	797	2,060	2,565
Other	—	28	—	155

Total	$3,690	$4,069	$11,007	$12,263

	Division Operating Income
	Third Quarter		Year-to-Date
(In millions)	2015	2014	2015	2014
North American Retail Division	$120	$79	$248	$110
North American Business Solutions Division	66	67	186	165
International Division	1	10	17	25

Total	$187	$156	$451	$300

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

A reconciliation of the measure of Division operating income to Consolidated income (loss) before income taxes is as follows:

	Third Quarter		Year-to-Date
(In millions)	2015	2014	2015	2014
Total Division operating income	$187	$156	$451	$300
Add/(subtract):
Other operating income	—	1	—	8
Asset impairments	(1)	(6)	(10)	(77)
Merger, restructuring, and other operating expenses, net	(111)	(72)	(274)	(276)
Legal accrual	—	(1)	—	(81)
Unallocated expenses	(24)	(29)	(79)	(88)
Interest income	6	6	18	18
Interest expense	(22)	(25)	(71)	(65)
Other income (expense), net	(1)	1	1	(1)

Income (loss) before income taxes	$34	$31	$36	$(262)

The gross amount of goodwill and the amount of accumulated impairment losses as of September 26, 2015 and December 27, 2014 are provided in the following table:

(In millions)	North American Retail Division	North American Business Solutions Division	International Division	Total
Goodwill	$80	$647	$922	$1,649
Accumulated impairment losses	(2)	(349)	(907)	(1,258)

Balance as of December 27, 2014	78	298	15	391
Additions	—	5	—	5

Balance as of September 26, 2015	$78	$303	$15	$396

Refer to Note 2 for additional information on goodwill associated with the first quarter 2015 additions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition by Staples

On February 4, 2015, Staples, Inc. (“Staples”) and the Company announced that the companies have entered into a definitive merger agreement (the “Staples Merger Agreement”), under which Staples will acquire all of the outstanding shares of Office Depot and the Company will become a wholly owned subsidiary of Staples (the “Staples Acquisition”). The Company will survive the Staples Acquisition as a wholly owned subsidiary of Staples. Under the terms of the Staples Merger Agreement, Office Depot shareholders will receive, for each Office Depot share held by such shareholders, $7.25 in cash and 0.2188 of a share in Staples common stock at closing (the “Merger Consideration”). Each employee share-based award outstanding at the date of the Staples Merger Agreement will vest upon the effective date of the Staples Acquisition. Upon the effective date of the Staples Acquisition, employee share-based awards subsequently granted in 2015 will be converted into a contingent right to receive the cash equivalent of the Merger Consideration subject to the same terms and conditions of the corresponding award; provided that performance and vesting periods shall be reduced in duration. The Staples Merger Agreement includes representations, warranties and conditions, including breakup fees payable or receivable under certain conditions if the transaction fails to close. Under the Staples Merger Agreement, the Senior Secured Notes will be discharged, redeemed or defeased at the Effective Time of the Staples Acquisition. Refer to Liquidity and Capital Resources for additional information.

The transaction has been approved by both companies’ Boards of Directors and was approved by Office Depot shareholders at the Company’s Annual Meeting of Stockholders held on June 19, 2015. The completion of the Staples Acquisition is subject to customary closing conditions including, among others, regulatory approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the New Zealand Overseas Investment Act of 2005, as amended, and under the antitrust and competition laws of the European Union and Canada. The Company and Staples have received antitrust clearance for the transaction from regulators in Australia, New Zealand and China.

On September 25, 2015, the European Commission announced that it has opened a Phase II review of the Staples Acquisition under the EU Merger Regulation, which currently provides the European Commission until February 10, 2016 to issue its decision. On October 12, 2015, Staples and Office Depot mutually agreed with the United States Federal Trade Commission (the “FTC”) to extend the review period for the Staples Acquisition. Under the terms of the agreement, the FTC has agreed to issue its decision regarding the transaction by December 8, 2015. In light of the timing agreement with the FTC and the Phase II review in Europe, the closing could be delayed until early 2016.

Refer to the Company’s definitive proxy statement filed May 18, 2015 for additional information on the transaction. Also, refer to Note 3 for expenses incurred during the third quarter and year-to-date 2015 related to the Staples Acquisition.

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

A summary of certain factors impacting results for the 13-week and 39-week periods ended September 26, 2015 (also referred to as “the third quarter of 2015” and “the year-to-date 2015”) and September 27, 2014 (also referred to as “the third quarter of 2014” and “the year-to-date 2014”) is provided below. Additional discussion of the 2015 third quarter and year-to-date results is provided in the narrative that follows this overview.

In mid-2014, the Company’s real estate strategy (the “Real Estate Strategy”) identified at least 400 retail stores for closure through 2016, along with planned changes to the supply chain. Sales reported for the third quarter and year-to-date 2015 compared to the same periods of the prior year were significantly affected by store closures in North America, changes in currency exchange rates abroad, and the sale in August 2014 of the business Grupo OfficeMax S. de R.L. de C.V. (“Grupo OfficeMax”), the former OfficeMax Mexico (identified as “Other” in the table and narrative below).

Sales	Third Quarter			Year-to-Date
(In millions)	2015	2014	Change	2015	2014	Change
North American Retail Division	$1,604	$1,722	(7)%	$4,599	$4,989	(8)%
Change in comparable store sales			3%			—%
North American Business Solutions Division	1,438	1,522	(6)%	4,348	4,554	(5)%
Change in constant currencies			(5)%			(4)%
International Division	648	797	(19)%	2,060	2,565	(20)%
Change in constant currencies			(5)%			(6)%
Other – Grupo OfficeMax	—	28		—	155

Total	$3,690	$4,069	(9)%	$11,007	$12,263	(10)%

•	Gross margin increased 115 basis points in the third quarter of 2015 compared to the same period of 2014, with increases both in North American Retail and North American Business Solutions Divisions and a slight decrease in the International Division. In the year-to-date 2015, gross margin increased 93 basis points, compared to the year-to-date 2014, with increases across all three Divisions. Grupo OfficeMax has been omitted from basis point calculations.

•	Total Company Selling, general and administrative expenses decreased in 2015 compared to 2014, reflecting the closure of stores in North America, lower payroll and advertising expenses, operational efficiencies and synergies, the 2014 sale of Grupo OfficeMax, and foreign currency translation effects. As a percentage of sales, total Company Selling, general and administrative expenses decreased in both the third quarter and year-to-date 2015 compared to 2014 by over 10 and 60 basis points, respectively.

•	Non-cash asset impairment charges of $1 million and $10 million were recorded in the third quarter and year-to-date 2015, respectively. Non-cash asset impairment charges for the third quarter and year-to-date 2014 were $6 million and $77 million, respectively. All periods include charges related to underperforming stores in North America. Additionally, the 2014 year-to-date charges include a $28 million asset impairment related to the abandonment of a software implementation project in Europe and $26 million related to the write off of capitalized software following certain information technology platform decisions related to the OfficeMax merger (the “Merger”).

•	We recognized $111 million and $274 million of Merger, restructuring, and other operating expenses, net in the third quarter and year-to-date 2015, respectively, compared to $72 million and $276 million in the third quarter and year-to-date 2014, respectively. In the third quarter of 2015, this line item includes $38 million of expenses related to Merger activities, $27 million of International restructuring and certain other operating expenses, and $46 million related to the Staples Acquisition. Additional integration and restructuring expenses are expected to be incurred.

•	The effective tax rates of 82% and 119% for the third quarter and year-to-date 2015, respectively, were primarily caused by the net impact of not recognizing deferred tax benefits for pretax losses in certain tax jurisdictions with valuation allowances, and the recognition of income tax expense in tax jurisdictions with pretax earnings. Because of the valuation allowances and changes in the mix of earnings among jurisdictions and during interim periods, the Company continues to experience significant effective tax rate volatility within the year and across years. Given the current earnings trend in the U.S., sufficient positive evidence may become available for the Company to release all or a portion of the U.S. valuation allowance in a future period. Of the $488 million U.S. valuation allowance estimated to remain at year-end 2015, it is reasonably possible that $260-$350 million may be released in 2016, which would result in a non-cash income tax benefit in the period of release. However, the exact timing and amount of a valuation allowance release is subject to change based on the level of profitability actually achieved in future periods.

•	Earnings per share was $0.01 in the third quarter of 2015 compared to $0.05 in the third quarter of 2014. Loss per share was $(0.01) in the year-to-date 2015 compared to $(0.51) per share in the year-to-date 2014.

•	At September 26, 2015, we had $958 million in cash and cash equivalents and $1.2 billion available under the Amended Credit Agreement. Cash provided by operating activities was less than $1 million for the year-to-date 2015, compared to cash provided by operating activities of $35 million in the same period of the prior year.

OPERATING RESULTS

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

In the Division tables that follow, the changes in Sales for 2014 reflect the impact of adding the OfficeMax business in late 2003.

NORTH AMERICAN RETAIL DIVISION

	Third Quarter		Year-to-Date
(In millions)	2015	2014	2015	2014
Sales	$1,604	$1,722	$4,599	$4,989
% change	(7)%	53%	(8)%	55%
Division operating income	$120	$79	$248	$110
% of sales	7%	5%	5%	2%
Comparable store sales increase (decline)	3%	(3)%	—%	(3)%

Sales in our North American Retail Division decreased 7% in the third quarter of 2015 compared to sales in the same period last year. The decrease resulted primarily from store closures associated with the Real Estate Strategy. While store closures result in lower sales in the North American Retail Division, they are typically lower performing stores and future Division operating income comparisons may benefit for a period after their closure. Comparable store sales in the third quarter of 2015 increased 3%, reflecting benefits from sales transfer from closed stores and increased operational effectiveness, including a strong back-to-school program. Transaction counts increased and average order value was flat. The increase in comparable store sales reflect increases in supplies, furniture, Copy & Print Depot, ink and toner and declines in computer and related technology products.

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

The North American Retail Division reported operating income of $120 million in the third quarter of 2015, compared to $79 million in the same period of prior year. Store closures contributed to declines in occupancy, payroll and other store operating costs. Beyond the impact from store closures, operating costs decreased from lower advertising and payroll expenses. Additionally, Division operating income was favorably affected by an increase in gross margin rates and a favorable legal settlement.

The factors discussed above affecting the third quarter of 2015 are also reflective of those impacting the year-to-date 2015 compared to the same period of 2014. The sales decline reflects the impact of closing stores as outlined in the Real Estate Strategy. The transfer of sales from closing stores to locations that remain open has had a positive impact on comparable store sales. Operating expenses have decreased from the store closures and continued synergy impacts from the Merger. Also, in year-to-date 2015, the Division recognized $22 million in favorable legal settlements relating to certain product manufacturers’ pricing practices.

During the third quarter and year-to-date 2015, the North American Retail Division closed 6 and 125 stores, respectively, ending the period with a store count of 1,620.

The Company expects to close approximately 180 stores in 2015. Consistent with the Real Estate Strategy announced in 2014, more than 50 stores are anticipated to be closed in 2016, bringing the total closures to at least 400 stores over the 2014 to 2016 period. The closures in 2015 and 2016 are expected to result in exit costs associated with facility closures and severance. Charges associated with these decisions will be reported as appropriate in Asset impairments and Merger, restructuring and other operating expenses, net in the Consolidated Statements of Operations. These charges will be reflected in Corporate reporting, and not included in the determination of Division income in future periods.

NORTH AMERICAN BUSINESS SOLUTIONS DIVISION

	Third Quarter		Year-to-Date
(In millions)	2015	2014	2015	2014
Sales	$1,438	$1,522	$4,348	$4,554
% change	(6)%	88%	(5)%	89%
Division operating income	$66	$67	$186	$165
% of sales	5%	4%	4%	4%

Sales in our North American Business Solutions Division in U.S. dollars decreased 6% in the third quarter of 2015 compared to the same period in the prior year. On a constant currency basis, sales decreased 5%. Sales decreased in both the contract and direct channels.

The decline in the contract channel sales reflects the continued transition out of certain customers that purchased under a legacy OfficeMax buying arrangement with a Minority Women Business Enterprise (a “Tier 1” buying arrangement) that was modified in 2014, the negative impacts from changes in Canadian currency exchange rates, sales disruption related to the pending acquisition by Staples, as well as lower customer order fill rates attributable to Merger integration activities. These factors are expected to have a negative impact on sales for the remainder of 2015. In the direct channel, online sales through officedepot.com increased during the third quarter 2015, reflecting benefits from an enhanced Internet shopping offering and experience. This increase was partially offset by customer attrition from the decommissioning of legacy OfficeMax e-commerce sites that is expected to streamline operations and lower future operating costs. The increased officedepot.com sales were offset by reduced catalog and call center sales. We anticipate this shift to online shopping will continue. On a product category basis for the Division, sales increased in cleaning and breakroom products and declined in core supplies, technology products, furniture and Copy & Print Depot.

Division operating income for the third quarter 2015 was $66 million, compared to $67 million in the same period of the prior year. Division operating income as a percentage of sales was higher in the third quarter of 2015 compared to the same period in 2014. The rate improvement reflects an increase in gross margins and a decrease in operating expenses, including lower payroll and advertising expenses. Partially offsetting these benefits, Division operating income was negatively impacted by the sales decline on recovery of fixed operating expenses (the “flow through impact”).

The factors discussed above affecting the third quarter of 2015 are also reflective of those impacting the year-to-date 2015 compared to the same period of 2014. The sales decline reflects the impact of customer attrition, changes in foreign currency exchange rates and the closure during the second quarter of 2014 of all 19 stores in Canada (the sales of which were reported in the contract channel). Also, operating expenses have decreased from continued synergy impacts from the Merger and the Canadian store closures.

INTERNATIONAL DIVISION

	Third Quarter		Year-to-Date
(In millions)	2015	2014	2015	2014
Sales	$648	$797	$2,060	$2,565
% change	(19)%	17%	(20)%	20%
Division operating income (loss)	$1	$10	$17	$25
% of sales	—%	1%	1%	1%

Sales in our International Division in U.S. dollars decreased 19% in the third quarter of 2015 compared to sales in the same period of the prior year. On a constant currency basis, sales decreased 5%. Constant currency sales were lower in the contract and direct channels and higher in the retail channel. The contract channel sales decline reflects competitive factors that contributed to the loss of certain customers earlier in 2015, a decline in orders from existing customers in the larger European markets and disruption related to the pending acquisition by Staples. Sales were also negatively affected by sales force vacancies in certain locations in reaction to the European restructuring plan. These declines were partially offset by sales increases in smaller European markets during the third quarter of 2015. In the direct channel, catalog and call center sales continued to decline across all product categories, partially offset by an increase in online sales. This change in customer buying preference has been ongoing and is expected to continue. Sales in both the contract and direct channels have been negatively affected by competitive pressures, particularly in the ink and toner and paper categories. Retail sales in constant currencies reflect higher sales in Korea and Sweden.

Division operating income totaled $1 million in the third quarter of 2015 compared to $10 million in the same period of 2014. The decline in Division operating income reflects the negative flow through impact of lower sales, as well as a lower gross margin rate, including foreign currency transaction impacts related to certain merchandise purchases denominated in U.S. dollars. These factors were partially offset by lower payroll, advertising and supply chain expenses.

The European restructuring plan is expected to be substantially complete by the end of 2015. The Company expects to generate local currency annual cost reduction benefits by the end of 2016 of approximately $80 million, at current exchange rates. Costs associated with restructuring activities are reported at the Corporate level and discussed in the “International restructuring and certain other operating expenses” section below.

For U.S. reporting, the International Division’s sales are translated into U.S. dollars at average exchange rates experienced during the period. The Division’s reported sales were negatively affected by $106 million and $342 million from changes in foreign currency exchange rates in the third quarter and year-to-date 2015, respectively. However, the translation effects from changes in foreign currency exchange rates did not have a significant impact on Division operating income. We analyze our international operations in terms of local currency performance to allow focus on operating trends and results.

The factors discussed above affecting Sales and Division operating income in the third quarter of 2015 are also reflective of those impacting the year-to-date 2015 compared to the same period of 2014.

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

	Third Quarter		Year-to-Date
(In millions)	2015	2014	2015	2014
Asset impairments	$1	$6	$10	$77
Merger, restructuring, and other operating expenses, net	111	72	274	276
Legal accrual	—	1	—	81

Total charges and credits impact on Operating income (loss)	$112	$79	$284	$434

In addition to these charges and credits, certain Selling, general and administrative expenses are not allocated to the Divisions and are managed at the Corporate level. Those expenses are addressed in the section “Unallocated Costs” below.

Asset Impairments, Merger, Restructuring, Other Charges and Credits

In recent years, the Company has taken actions to adapt to changing and competitive conditions. These actions include closing facilities, consolidating functional activities, eliminating redundant positions, disposing of businesses and assets, and taking actions to improve process efficiencies. These actions have resulted in significant charges associated with the Merger, Real Estate Strategy, restructuring certain International operations and the Staples Acquisition. These activities are expected to continue in future periods and result in additional charges.

Asset Impairments

We recognized asset impairment charges of $1 million and $10 million in the third quarter and year-to-date 2015, respectively, and $6 million and $77 million in the third quarter and year-to-date 2014, respectively. The year-to-date 2015 charges include $9 million impairment of store operating assets, as well as $1 million impairment of certain favorable lease assets following identification of closing locations where future intangible asset recovery was considered unlikely. The third quarter 2014 charge includes $5 million store impairments and $1 million impairment of favorable lease intangible asset values following identification of closing locations where future intangible asset recovery was considered unlikely. The year-to-date 2014 charges include $24 million store impairments, $28 million asset impairment related to the abandonment of a software implementation project in Europe, $25 million related to the write off of capitalized software following certain information technology platform decisions related to the Merger.

The third quarter of 2015 analysis incorporated the assessment of which stores are anticipated to be closed through 2016, as well as projected cash flows through the base lease period for stores identified for ongoing operations. The projections assumed declining sales in future periods. Gross margin assumptions have been held constant at current actual levels and operating costs have been assumed to be consistent with recent actual results and planned activities. For the third quarter 2015 impairment analysis, identified locations were reduced to estimated fair value of $1 million based on their projected cash flows, discounted at 13% or estimated salvage value of $2 million, as appropriate. Assets added to previously impaired locations, whether for Division-wide enhancements or specific location betterment, are capitalized and subsequently tested for impairment. A 100 basis point decrease in next year forecasted sales combined with a 50 basis point decrease in next year gross margin would have increased the impairment by less than $1 million. A 100 basis point decrease in sales for all future periods would increase the impairment by approximately $1 million. Further, an incremental 6% increase in payroll costs above the historical growth rate would increase the impairment by $5 million.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or in certain circumstances, even if store performance is as anticipated, additional impairment charges may result. However, at the end of the third quarter of 2015, the impairment analysis reflects the Company’s best estimate of future performance.

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

Merger, restructuring and other operating expenses, net

The table below summarizes the major components of Merger, restructuring and other operating expenses, net.

	Third Quarter		Year-to-Date
(In millions)	2015	2014	2015	2014
Merger related expenses
Severance, retention, and relocation	$4	$17	$15	$136
Transaction and integration	16	33	69	92
Facility closure, contract termination and other costs, net	18	5	32	14

Total Merger related expenses	38	55	116	242

International restructuring and certain other expenses
Severance and retention	20	10	45	20
Integration	1	2	5	7
Other related expenses	6	5	13	7

Total International restructuring and certain other expenses	27	17	63	34
Staples Acquisition expenses	46	—	95	—

Total Merger, restructuring and other operating expenses, net	$111	$72	$274	$276

Merger related expenses

Expenses include severance, employee retention, integration-related professional fees, incremental temporary contract labor, salary and benefits for employees dedicated to Merger activity, travel and relocation costs, non-capitalizable software integration costs, facility closure accruals, gains and losses on asset dispositions, accelerated depreciation, and other direct costs to combine the companies. During the third quarter and year-to-date 2015 periods, the Company recognized gains of $6 million and $25 million, respectively, relating to the sale of warehouse facilities that had been classified as held for sale. The gains are included in Facility closure, contract termination and other costs, net because the disposition was part of the supply chain integration associated with the Merger. Held for sale assets at September 26, 2015 totaled $52 million.

It is expected that significant Merger-related expenses will continue to be incurred as the Real Estate Strategy is implemented and other integration activities are completed. Expenses associated with these activities will be recognized in future periods as the related accounting criteria are met.

International restructuring and certain other expenses

International restructuring and certain other expenses in 2015 include charges related to the European restructuring plan approved in 2014 to realign the organization from a geographic-focus to a business channel-focus (the European restructuring plan). Such expenses include severance, retention, professional integration fees, and facility closure and other restructuring costs. Both the 2015 and 2014 periods include charges related to international organizational changes and facility closures which were started prior to the European restructuring plan. Approximately $18 million of severance (at current exchange rates) is expected to be accrued over the remainder of 2015.

Staples Acquisition Expenses

During the third quarter and year-to-date 2015, the Company incurred $46 million and $95 million, respectively, of Staples Acquisition expenses, including retention accruals of $29 million and $64 million, respectively, and transaction costs and costs associated with regulatory filings of $17 million and $31 million, respectively. The retention amounts will be paid regardless of whether the transaction is approved.

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

Unallocated costs were $24 million and $29 million in the third quarter of 2015 and 2014, respectively, and $79 million and $88 million in the year-to-date 2015 and 2014, respectively. The decrease in the year-to-date 2015 compared to the same period in 2014 primarily resulted from synergies achieved at the corporate functional level following the Merger.

Other Income and Expense

	Third Quarter		Year-to-Date
(In millions)	2015	2014	2015	2014
Interest income	$6	$6	$18	$18
Interest expense	(22)	(25)	(71)	(65)
Other income (expense), net	(1)	1	1	(1)

Interest expense in year-to-date 2014 included a $9 million reversal of previously accrued interest expense on uncertain tax positions following resolution of the related matter. Also, the third quarter and year-to-date 2014 included interest expense on debt held by the joint venture in Mexico that was sold in August 2014.

Other income, net includes gains and losses related to foreign exchange transactions, investment results from deferred compensation plans and, in 2014, losses on sales of the Boise Cascade Company stock received by the Company following the Merger

Income Taxes

For the third quarter of 2015, the effective tax rate was primarily impacted by valuation allowances, which limited the recognition of deferred tax benefits for pretax losses in certain tax jurisdictions while income tax expense was recognized in tax jurisdictions with pretax earnings. The effective tax rate was also impacted by nondeductible foreign interest and other nondeductible expenses. The increase in the effective tax rate for the third quarter of 2015 from the third quarter of 2014 is primarily related to the U.S. transition from a loss jurisdiction with valuation allowance to a profitable tax-paying jurisdiction with valuation allowance. The increase in the effective tax rate for year-to-date 2015 from the same period in 2014 is primarily attributable to the release of valuation allowance in certain foreign jurisdictions and favorable settlements with certain tax authorities during the second quarter of 2014, which resulted in income tax benefits of $4 million and $3 million, respectively. In addition, the effective tax rate for year-to-date 2015 reflects $3 million of income tax expense related to the establishment of valuation allowance in certain foreign jurisdictions.

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

We have significant deferred tax assets in the U.S. and in certain foreign jurisdictions against which valuation allowances have been established to reduce such deferred tax assets to the amount that is more likely than not to be realized. As of the third quarter of 2015, valuation allowances remain in the U.S. and certain foreign jurisdictions where we believe it is necessary to see further positive evidence, such as sustained achievement of cumulative profits, before these valuation allowances can be released. Given the current earnings trend in the U.S., sufficient positive evidence may become available for us to release all or a portion of the U.S. valuation allowance in a future period. Of the $488 million U.S. valuation allowance estimated to remain at year-end 2015, it is reasonably possible that $260-$350 million may be released in 2016, which would result in a non-cash income tax benefit in the period of release. In addition, if positive evidence develops the Company may also release valuation allowances in certain foreign jurisdictions in 2016, which would result in an income tax benefit of $3 million in the period of release. However, the exact timing and amount of the valuation allowance releases are subject to change based on the level of profitability actually achieved in future periods.

During the third quarter of 2015, the Internal Revenue Service (“IRS”) examination of the OfficeMax 2012 U.S. federal income tax return concluded, which resulted in a $6 million decrease in tax credit carryforwards. Such decrease had no impact on income tax expense due to an offsetting change in valuation allowance. It is reasonably possible that certain tax positions will be resolved within the next 12 months, which would decrease our balance of unrecognized tax benefits by $5 million but would not affect the effective tax rate due to an offsetting change in valuation allowance. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made.

NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that supersedes most current revenue recognition guidance and modifies the accounting for certain costs associated with revenue generation. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a number of steps to apply to achieve that principle and requires additional disclosures. The standard was originally to be effective for the Company’s first quarter of 2017. In July 2015, the FASB approved a one year extension to the required implementation date but also permits companies to adopt the standard at the original effective date of 2017. Adoption before the original effective date of 2017 is not permitted. Implementation may be either through retrospective application to each period of the two years preceding the date of adoption or through prospective application with a cumulative effect adjustment upon adoption. The Company is assessing what impacts this new standard will have on its Consolidated Financial Statements.

In April 2015, the FASB issued a new standard that will require debt issuance costs to be presented as a reduction of the related liability rather than as an asset. The standard is effective for the Company’s first quarter of 2016 and will require prior periods to be adjusted. Early adoption is allowed. As of September 26, 2015, deferred costs of $3 million relate to the Senior Secured Notes and will be reclassified in 2016 to reduce the carrying value of the debt and $7 million relates to the Amended Credit Facility which has no outstanding borrowings and the debt issuance costs will remain classified as an asset.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 26, 2015, we had $958 million in cash and equivalents and another $1.2 billion available under the Amended Credit Facility (as defined in Note 5 of the Condensed Consolidated Financial Statements) based on the September borrowing base certificate, for a total liquidity of approximately $2.1 billion. We currently believe that our cash on hand, availability of funds under the Amended Credit Facility, and full year cash flows generated from operations will be sufficient to fund our working capital, capital expenditure, debt repayment, Merger and Staples Acquisition requirements for at least the next twelve months.

At September 26, 2015, no amounts were drawn under the Amended Credit Agreement. There were letters of credit outstanding under the Amended Credit Agreement at the end of the third quarter 2015 totaling $86 million.

We also had short-term borrowings of $3 million at September 26, 2015, under a local currency credit facility for our international subsidiaries that had an effective interest rate at the end of the third quarter of approximately 5%. The maximum month end amount occurred in June at approximately $6 million and the maximum monthly average amount occurred in July at approximately $5 million. These short-term borrowings represent outstanding balances on uncommitted lines of credit, which do not contain financial covenants.

The Company was in compliance with all applicable financial covenants at September 26, 2015.

Since the Merger date, we have incurred significant expenses associated with the Merger and integration actions, including costs associated with the Real Estate Strategy, and we have incurred significant expenses from restructuring activities in Europe. Approximately $250 million of net Merger integration costs are anticipated for fiscal years 2015 and 2016, including costs related to optimizing the US retail store portfolio. International restructuring expenses are expected to be approximately $80 million in 2015, consisting of severance and other employee termination benefits, as well as lease obligations and other costs.

For the full year 2015, the Company expects capital expenditures to be approximately $200 million, including approximately $80 million related to Merger integration. An additional $80 million of Merger integration capital spending is anticipated for 2016.

We have entered into the Staples Merger Agreement with Staples and have agreed to pay a fee of $185 million to Staples if each of the following conditions are met: (i) the Staples Merger Agreement is terminated because the Staples Acquisition is not consummated by February 4, 2016 (the initial end date of November 4, 2015 was automatically extended as permitted in the Staples Merger Agreement), (ii) a third party has made an acquisition proposal before the termination of the Staples Merger Agreement, and (iii) within 12 months of the termination of the Staples Merger Agreement, the Company enters into an alternative transaction. Staples is required to pay Office Depot a termination fee of $250 million if the Staples Merger Agreement is terminated in certain circumstances relating to the antitrust regulatory review process.

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

Reflecting the extended regulatory review, the Company currently estimates it will incur approximately $120 million of expenses related to the pending acquisition by Staples, primarily employee retention costs and advisory fees, including $95 million recognized in year-to-date 2015.

Cash Flows

Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	Year-to-Date
(In millions)	2015	2014
Operating activities	$—	$35
Investing activities	(67)	1
Financing activities	(17)	(10)

Operating Activities

During the year-to-date 2015, cash provided by operating activities was less than $1 million, compared to cash provided of $35 million during the same period last year. Operating activities reflect outflows related to Merger, restructuring, integration, and Staples acquisition activities in 2015 and 2014.

Changes in net working capital and other operating activities in the third quarter of 2015 resulted in a $269 million use of cash compared to a use of $64 million in the year-to-date 2014. The 2015 use of cash in operating activities included $77 million payment of the legal Settlement Amount and certain of the related fees, the settlement of the 2014 accrued incentive pay, and a net use of cash in integration related activities, including rent and rent-related liabilities and employee termination benefits. Additionally, the 2015 period is impacted by a difference in the timing of changes in inventory when compared to the 2014 period. Working capital is influenced by a number of factors including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, refer to Note 1 of the Condensed Consolidated Financial Statements.

The Company expects total Company sales in 2015 to be lower than 2014, primarily due to its decision to close certain stores, negative impact of currency translation, business disruption from the announcement of the pending acquisition by Staples, and continued challenging market conditions.

Investing Activities

Cash used in investing activities was $67 million in the year-to-date 2015, compared to cash provided of $1 million in the same period last year. During the year-to-date 2015, $123 million was used for capital expenditures and $9 million was used for acquisition of an interior furniture business. These outflows were partially offset by $65 million of proceeds from the disposition of assets and other, primarily, the sale of warehouse facilities that previously were classified as held for sale. Additional facility sales are anticipated as the Real Estate Strategy is implemented. The year-to-date 2014 includes $43 million net proceeds from the disposition of Grupo OfficeMax, $43 million proceeds from the disposition of Boise Cascade Company common stock received from the Boise Cascade Holdings distribution, offset by capital expenditures of $90 million. The 2014 period also includes $9 million from proceeds from assets sold and other.

Financing Activities

Cash used in financing activities was $17 million and $10 million in year-to-date 2015 and 2014, respectively. During the year-to-date 2015, net payments on long- and short term borrowings were $23 million compared to net payments of $14 million in the same period last year. Employee share-based transactions resulted in a $7 million and $4 million source of cash in the year-to-date 2015 and 2014, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At September 26, 2015, there had not been a material change in the interest rate, foreign exchange, and commodities risks information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of the Company’s 2014 Form 10-K.

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

Based on management’s evaluation, as of September 26, 2015, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that the Company files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

On February 4, 2015, Staples and Office Depot entered into the Staples Merger Agreement under which the companies would combine in a stock and cash transaction. Beginning on February 9, 2015, a number of putative class action lawsuits were filed by purported Office Depot stockholders in the Court of Chancery of the State of Delaware (“Court”) challenging the transaction and alleging that the defendant companies—Office Depot, Staples, Merger Sub, and Starboard Value LP— and individual members of Office Depot’s Board of Directors violated applicable laws by breaching their fiduciary duties and/or aiding and abetting such breaches. The plaintiffs sought, among other things, injunctive relief and rescission, as well as fees and costs. The Court subsequently consolidated all nine of the Delaware cases and named Jamison Miller and Steve Renous as lead plaintiffs. The consolidated case is named In re Office Depot, Inc. Stockholders Litigation Consolidated, C.A. No. 10655-CB. After limited discovery, the plaintiffs and defendants agreed on certain additional disclosures to the Company’s definitive proxy statement filed on May 18, 2015, which were made in a Form 8-K filing on June 5, 2015, and the plaintiffs withdrew from the calendar their planned motion to preliminarily enjoin the stockholder vote on the merger. On September 18, 2015, the Delaware Court of Chancery approved a stipulation under which lead plaintiffs voluntarily dismissed the action with prejudice as to themselves and without prejudice as to the putative class members. The Court retained jurisdiction solely for the purpose of adjudicating lead plaintiffs’ counsel’s anticipated application for an award of attorneys’ fees and reimbursement expenses in connection with the disclosures in the June 5, 2015 Form 8-K. The Company subsequently agreed to pay $0.5 million to plaintiffs’ counsel for attorneys’ fees and expenses in full satisfaction of their claim for attorneys’ fees and expenses in the action. Additionally, in February 2015, two lawsuits were filed in Palm Beach County Circuit Court, namely Keny Petit-Frere v. Office Depot, Inc., et al. and John Sweatman v. Office Depot, Inc., et al. making the same allegations as in the Delaware actions. The lawsuits generally sought injunctive relief enjoining the consummation of the transaction, rescission of the transaction in the event it is consummated, damages, fees, costs, and other remedies. Office Depot filed a motion to dismiss the Florida lawsuits for improper venue, and that motion was granted on May 15, 2015.

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

OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of September 26, 2015, our estimate of the range of reasonably possible losses for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located was approximately $10 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

At September 26, 2015, pursuant to an indenture, dated as of March 14, 2012, we have restrictions on the amount of cash dividends we can pay. We have never declared or paid cash dividends on our common stock and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

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

OFFICE DEPOT, INC.
(Registrant)

Date: November 3, 2015	By:	/s/ Roland C. Smith
Roland C. Smith
Chief Executive Officer and
Chairman, Board of Directors
(Principal Executive Officer)

Date: November 3, 2015	By:	/s/ Stephen E. Hare
Stephen E. Hare
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2015	By:	/s/ Kim Moehler
Kim Moehler
Senior Vice President
and Chief Accounting Officer
(Principal Accounting Officer)