Form 10-K
period 2015-12-26
OFFICE DEPOT INC
filed 2016-02-23
CIK 800240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 26, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 27, 2015 (based on the closing market price on the Composite Tape on June 26, 2015) was approximately $4,829,125,471 (determined by subtracting from the number of shares outstanding on that date the number of shares held by affiliates of Office Depot, Inc.).

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At January 23, 2016, there were 548,986,561 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

Documents Incorporated by Reference:

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Office Depot, Inc. definitive Proxy Statement for its 2016 Annual Meeting of Shareholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Act of 1934, as amended, within 120 days of Office Depot, Inc.’s fiscal year end.

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

Item 1. Business

Staples Acquisition

On February 4, 2015, Staples, Inc. (“Staples”) and the Company entered into a definitive merger agreement (the “Staples Merger Agreement”), under which Staples will acquire all of the outstanding shares of Office Depot and the Company will become a wholly owned subsidiary of Staples (the “Staples Acquisition”). Under the terms of the Staples Merger Agreement, Office Depot shareholders will receive, for each Office Depot share held by such shareholders, $7.25 in cash and 0.2188 of a share in Staples common stock at closing (the “Merger Consideration”). Each employee share-based award outstanding at the date of the Staples Merger Agreement will vest upon the effective date of the Staples Acquisition. Upon the effective date of the Staples Acquisition, employee share-based awards subsequently granted in 2015 will be converted into a contingent right to receive the cash equivalent of the Merger Consideration subject to the same terms and conditions of the corresponding award; provided that performance and vesting periods shall be reduced in duration. The Staples Merger Agreement includes representations, warranties and conditions, including breakup fees payable or receivable under certain conditions if the transaction fails to close. Under the Staples Merger Agreement, the Senior Secured Notes will be discharged, redeemed or defeased at the Effective Time of the Staples Acquisition.

The transaction has been approved by both companies’ Boards of Directors and Office Depot shareholders. The completion of the Staples Acquisition is subject to customary closing conditions including, among others, regulatory approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and under the antitrust and competition laws of the European Union and Canada. The Company and Staples have received antitrust clearance for the transaction from regulators in Australia, New Zealand and China.

On December 7, 2015, the United States Federal Trade Commission (the “FTC”) informed Office Depot and Staples that it intends to block the Staples Acquisition. On the same date, Office Depot and Staples announced their intent to contest the FTC’s decision to challenge the transaction. Also on December 7, 2015, the Canadian Competition Bureau filed an application to block the transaction with the Canadian Competition Tribunal. On February 2, 2016, the Company and Staples entered into a letter agreement to waive, until May 16, 2016, certain of their respective rights to terminate the Staples Merger Agreement.

On February 10, 2016, Staples announced that it has received conditional approval from European Union regulatory authorities to acquire Office Depot and the parties plan to divest Office Depot’s European businesses in connection with the consummation of the pending acquisition of Office Depot by Staples.

On February 16, 2016, Staples announced an agreement to sell more than $550 million in large corporate contract business and related assets for $22.5 million, contingent upon successful completion of the Staples Acquisition.

Refer to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2015 (the “Staples Merger Form 8-K”) for additional information on the transaction. For further information on expenses incurred in 2015 related to the Staples Acquisition, refer to Part II — Item 7. “MD&A” of this Annual Report.

Merger and Integration

On November 5, 2013, the Company completed its merger with OfficeMax Incorporated (“OfficeMax”) in an all-stock transaction (the “Merger”). Since the Merger date, OfficeMax’s financial results have been included in our Consolidated Financial Statements, as discussed herein.

From the Merger date through the end of 2015, significant progress has been made on key integration activities, including the implementation of the Company’s real estate strategy (the “Real Estate Strategy”) which identified at least 400 retail stores for closure through 2016 along with planned changes to the supply chain. In the United States, we closed 168 and 181 retail stores in 2014 and 2015, respectively, converted all stores to common point of sale systems, completed certain warehouse cross-banner consolidations and platform modifications, successfully launched the co-branded website (www.officedepot.com), combined operating support functions, transitioned certain customers from the OfficeMax to the Office Depot platform, and made significant progress on identifying customer preferences and developing methods to service their needs. Integration activities will continue in 2016 and certain supply chain activities are currently anticipated to be substantially completed by the end of 2017.

The remaining discussion of the “Business” section in this Annual Report addresses the way the Company operates currently; however, the integration will continue to impact many of these processes in future periods.

The Company

Office Depot is a global provider of office products and services. Office Depot was incorporated in Delaware in 1986 with the opening of its first retail store in Fort Lauderdale, Florida.

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

Additional information regarding our Divisions and operations in geographic areas is presented below in Part II — Item 7. “MD&A” and in Note 17, “Segment Information,” of the Consolidated Financial Statements located in Part IV — Item 15. “Exhibits and Financial Statement Schedules” of this Annual Report.

The Company’s primary website is www.officedepot.com. The Company’s primary brands are discussed in the “Intellectual Property” section below.

Fiscal Year

Our fiscal year results are based on a 52- or 53-week retail calendar ending on the last Saturday in December. Fiscal years 2015, 2014, and 2013 consisted of 52 weeks and ended on December 26, 2015, December 27, 2014, and December 28, 2013, respectively. Fiscal year 2016 will have 53 weeks. The Company’s business in Canada, which has been included in the Company’s results since the date of the Merger maintains calendar years with December 31 year-ends. The difference in reporting periods does not have a significant impact on the Company’s reported results.

North American Retail Division

The North American Retail Division sells a broad assortment of merchandise through our chain of office supply stores throughout the United States, including Puerto Rico and the U.S. Virgin Islands. We currently offer products and services in the following categories: supplies, technology, and furniture and other. Refer to the “Merchandising” section below for additional product information. Most retail stores also offer copy and print services, as discussed in the “Copy & Print Depot TM” section below.

At the end of 2015, the North American Retail Division operated 1,564 office supply stores. The count of open stores may include locations temporarily closed for remodels or other factors. We have a broad representation across North America with the largest concentration of our retail stores in Texas, Florida, and California. The majority of our retail stores are located in leased facilities that currently average over 20,000 square feet.

As part of the integration of the Office Depot and OfficeMax stores, we have made significant progress in our Real Estate Strategy, which anticipates the closure of at least 400 stores in North America through 2016. We closed 168 stores in 2014, 181 in 2015, and expect to close more than 50 stores in 2016. Closures include both Office Depot and OfficeMax locations. Implementation of this strategy results in charges for facility closures, termination costs, and asset impairments. Refer to Part II — Item 7. “MD&A” for additional information on the store activity.

The retail stores operate under their legacy banners of Office Depot or OfficeMax, though systems, processes and offerings continue to converge. In 2015, the Company combined the previously existing separate Office Depot and OfficeMax loyalty programs, completed the conversion of all U.S. stores to a common point of sale system and harmonized product offerings.

The Company has embraced an omni-channel focus, including an expanded Buy Online-Pickup in Store offering to reach mobile customers however they choose to shop. Sales fulfilled with store merchandise are included in North America Retail Division results, including the computation of comparable store sales.

Refer to the “North American Supply Chain” discussion below for additional information on our supply chain network.

Sales and marketing efforts are integral to understanding the Divisions’ processes and management. These efforts are addressed after the Divisions discussions.

North American Business Solutions Division

The North American Business Solutions Division sells nationally branded and our own brands’ products and services to customers in Canada and the United States, including Puerto Rico, and the U.S. Virgin Islands. Office Depot customers are served by a dedicated sales force, through catalogs, telesales, and electronically through our Internet sites. Refer to the “Merchandising” section below for additional product information. The North American Business Solutions Division also offers copy and print services, as discussed in the “Copy & Print Depot TM” section below.

Our contract sales channel employs a dedicated inside and field sales force that services the office supply needs to a range of small, medium and large-sized businesses. Our contract business customers also include various schools and local, state and national governmental agencies. We also enter into agreements with consortiums to sell to various entities and across industries, including governmental and non-profit entities, for non-exclusive buying arrangements. Sales to our contract customers that are fulfilled at retail locations are included in the results of our North American Retail Division, while honoring their contract pricing, as applicable.

Our direct sales channel primarily serves small- to medium-sized customers. Direct customers can order products through our public websites, from our catalogs, or by phone. Website functionality provides customers the convenience of using the loyalty program and offers suggestions by product ratings, pricing, and brand, among other features. Customer orders are fulfilled through our common supply chain; refer to the “North American Supply Chain” discussion below for additional information on our supply chain network.

Copy & Print DepotTM

Office Depot Copy & Print DepotTM provides printing, digital imaging, reproduction, mailing, shipping through UPS, FedEx, and the U.S. Postal Service, and other services. We also maintain nationwide availability of personal computer (“PC”) support and network installation service that provides our customers with in-home, in-office and in-store support for their technology needs. Sales are recognized by the respective Division based on how the customer order is serviced.

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

Through the end of 2015, the integration of the companies has resulted in the closure of 8 DCs and crossdock facilities. In the next two years, we expect to integrate additional supply chain facilities by changing the warehouse inventory management system and expanding capacity to service both Office Depot and OfficeMax banner customers, create or repurpose some locations, and close some locations.

Inventory is held in our DCs at levels we believe sufficient to meet current and anticipated customer needs. Certain purchases are sent directly from the manufacturer to our customers or retail stores. Some supply chain facilities and some retail locations also house sales offices, showrooms, and administrative offices supporting our contract sales channel.

As of December 26, 2015, we operated 45 DC and crossdock facilities in the United States and Canada. Refer to Item 2. “Properties” for further information.

Out-bound delivery and inbound direct import operations are currently provided by us and third-party carriers.

International Division

In recent years, the International Division has undergone significant restructuring activities, including disposing of assets and streamlining processes, primarily in Europe. In 2015, the Company substantially completed the European restructuring plan to realign the organization from a geographic-focus to a business channel-focus (the “European Restructuring Plan”). The restructuring plan includes the creation of centralized and standardized processes that operate across Europe. These activities have helped to lower operating expenses. Refer to Part II — Item 7. “MD&A” for further details on this plan.

The International Division sells office products and services through direct mail catalogs, contract sales forces, Internet sites, retail stores, and to a lesser extent, through licensing, franchising, alliances and other arrangements. We also offer copy and print services to our customers in Europe through our e-commerce business and certain retail locations. Refer to the “Merchandising” section below for additional product information.

As of December 26, 2015, the International Division sold to customers in 57 countries throughout Europe, Asia/Pacific, and Latin America, including wholly-owned operations in 17 countries and through licensing and franchise agreements, cross-border transactions, alliances and other arrangements in an additional 40 countries. Sales through delivery channels, including contract, call centers and the Internet are throughout the Division. Retail operations consisted of 147 stores in France, South Korea, Sweden, New Zealand, and Australia and participation under licensing and merchandise arrangements in certain countries in Latin America, Europe, and Asia.

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

We classify our products into three categories: (1) supplies, (2) technology, and (3) furniture and other. The supplies category includes products such as paper, binders, writing instruments, cleaning and breakroom items, and school supplies. The technology category includes products such as desktop and laptop computers, monitors, tablets, printers, ink and toner, cables, software, digital cameras, telephones, and wireless communications products, as well as services for technology products. The furniture and other category includes products such as desks, chairs, luggage, sales in our copy and print centers, and other miscellaneous items.

Total Company sales by product group were as follows:

	2015	2014	2013*
Supplies	47.6%	47.2%	46.6%
Technology	37.3%	38.0%	40.6%
Furniture and other	15.1%	14.8%	12.8%

	100.0%	100.0%	100.0%

*	Amounts include the OfficeMax sales since November 5, 2013.

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

We operate a converged global sourcing office in Shenzhen, China, which allows us to better manage our product sourcing, logistics and quality assurance. This office consolidates our purchasing power with Asian factories and, in turn, helps us to increase the scope of our own branded offerings.

Sales and Marketing

As part of bringing Office Depot and OfficeMax together and setting a foundation for growth, the Company has invested significant effort to identify our customers’ needs, understand their preferences and develop strategies to meet their needs. This includes assessing consumer shopping needs and behaviors which will help refine our strategy to identify and offer desired product assortment, shopping environment and purchasing methods. This effort will help shape our business in future periods and may impact store and website design, product offerings and placement, promotional activity and customer contact methods. Identifying the most desirable and effective way to reach our customers and allowing them to shop through whichever channel they prefer will continue to be a priority in the future.

Our marketing programs are designed to attract and retain customers, drive frequency of customer visits, and increase customers’ spend in our stores and websites. We regularly advertise in major newspapers in most of our North American markets. We also advertise through local and national radio, network and cable television advertising campaigns, and direct marketing efforts, such as the Internet and social networking. Our North American marketing programs are prepared on a combined banner basis.

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

Intellectual Property

We currently operate under the Office Depot® and OfficeMax® brand names. We hold trademark registrations domestically and worldwide and have numerous other applications pending worldwide for the names “Office Depot”, “Viking”, “Ativa”, “Foray”, “Realspace”, “OfficeMax”, “TUL”, “WorkPro”, “Brenton Studio”, “Highmark” and others. As with all domestic trademarks, our trademark registrations in the United States are for a ten year period and are renewable every ten years, prior to their respective expirations, as long as the trademarks are used in the regular course of trade. We also hold issued patents and pending patent applications domestically and internationally for certain private brand products, such as shredders, binders, and writing instruments.

Industry and Competition

We operate in a highly competitive environment in all three Divisions. We compete with office supply stores, wholesale clubs, discount stores, mass merchandisers, Internet-based companies, food and drug stores, computer and electronics superstores and direct marketing companies. These companies compete with us in substantially all of our current markets. Increased competition in the office products markets, together with increased advertising, and Internet-based search tools, has heightened price awareness among end-users. Such heightened price awareness has led to margin pressure on office products and impacted our results. In addition to price, competition is also based on customer service, the quality and breadth of product selection and convenience. Other office supply retail companies market similarly to us in terms of store format, pricing strategy, product selection and product availability in the markets where we operate, primarily those in the United States. Some of our competitors are larger than us and have greater financial resources, which affords them greater purchasing power, increased financial flexibility and more capital resources for expansion and improvement, which may enable them to compete more effectively. We anticipate that in the future we will continue to face competition from these companies.

We believe our customer service and the efficiency and convenience for our customers from our combined contract and retail distribution channels help our North American Business Solutions Division to compete with other business-to-business office products distributors.

We believe our North American Retail Division segment competes based on the quality of our customer service, our store formats, the breadth and depth of our merchandise offering and our pricing.

Internationally, we compete on a similar basis to North America. Our wholly-owned entities in the International Division sell through contract and catalog channels and operate retail stores in 17 countries. Additionally, our International Division provides office products and services in another 40 countries through licensing and franchise agreements, cross-border transactions, alliances and other arrangements.

Employees

As of January 23, 2016, we had approximately 49,000 employees worldwide. In certain international locations, changes in staffing or work arrangements may need approval of local works councils or other bodies.

Environmental Matters

As both a significant user and seller of paper products, we have developed environmental practices that are values-based and market-driven. Our environmental initiatives center on three guiding principles: (1) recycling and pollution reduction; (2) sustainable forest management; and (3) issue awareness and market development for environmentally preferable products. We offer thousands of different products containing recycled content and technology recycling services.

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

Our Executive Officers

Michael Allison — Age: 58

Mr. Allison was appointed as our Executive Vice President and Chief People Officer in December 2013. From July 2011 until December 2013, Mr. Allison was our Executive Vice President, Human Resources. Mr. Allison joined Office Depot in September 2006 as Vice President, Human Resources. Prior to joining Office Depot, Mr. Allison served as Executive Vice President of Human Resources for Victoria’s Secret Direct from February 2001 to September 2005. Prior to Victoria’s Secret, he was Senior Vice President of Human Resources for Bank One, and Senior Vice President and Director of Human Resources for National City Bank.

Mark Cosby — Age: 57

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

Elisa D. Garcia C. — Age: 58

Ms. Garcia was appointed as our Executive Vice President, Chief Legal Officer and Corporate Secretary in December 2013. From July 2007 until December 2013, Ms. Garcia was our Executive Vice President, General Counsel and Corporate Secretary. Ms. Garcia is responsible for global legal and compliance matters, loss prevention, safety, and government relations. Prior to joining Office Depot, Ms. Garcia served as Executive Vice President, General Counsel and Corporate Secretary of Domino’s Pizza, Inc. from April 2000 until May 2007. Prior to joining Domino’s Pizza, Ms. Garcia served as Latin American Regional Counsel for Philip Morris International, and Corporate Counsel for GAF Corporation. Ms. Garcia currently serves as a director of Dollarama, Inc. a Canadian dollar store operator.

Stephen Hare — Age: 62

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

Juliet Johansson — Age: 46

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

Kim Moehler — Age: 47

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

Steven Schmidt — Age: 61

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

Roland Smith — Age 61

Mr. Smith was appointed as our Chairman and Chief Executive Officer in November 2013. Prior to joining Office Depot, Mr. Smith served as the President and Chief Executive Officer of Delhaize America, LLC, the U.S. division of Delhaize Group, and Executive Vice President of Delhaize Group, an international food retailer, from October 2012 to September 2013. Mr. Smith was a Special Advisor to The Wendy’s Company, a restaurant owner, operator and franchisor, from September 2011 to December 2011, served as President and Chief Executive Officer from July 2011 to September 2011. Mr. Smith served as President and Chief Executive Officer of Wendy’s/Arby’s Group, Inc. and Chief Executive Officer of Wendy’s International, Inc. from September 2008 to July 2011. Mr. Smith also served as Chief Executive Officer of Triarc Companies, Inc. from June 2007 to July 2011, and the Chief Executive Officer of Arby’s Restaurant Group, Inc., a restaurant owner, operator and franchisor, from April 2006 to September 2008. Mr. Smith served as President and Chief Executive Officer of American Golf Corporation and National Golf Properties, an owner and operator of golf courses, from February 2003 to November 2005. He was President and Chief Executive Officer of AMF Bowling Worldwide, Inc., an owner and operator of bowling centers, from April 1999 until January 2003. Mr. Smith has been a director of Carmike Cinemas, Inc.’s (“Carmike”) since June 2009, and currently serves as Chairman of the Board and Chairman of the Compensation and Nominating Committee and as a member of the Executive Committee of Carmike’s board.

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

For additional information related to the Staples Merger Agreement, please refer to the Staples Merger Form 8-K. The foregoing description of the Staples Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to the Staples Merger Form 8-K.

The pendency of the Staples Acquisition could adversely affect our business, results of operations and financial condition.

The pendency of the Staples Acquisition of our company with Staples could continue to cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the proposed Staples Acquisition is completed. In particular, we could potentially lose additional important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the Staples Acquisition. We could also potentially lose additional customers or suppliers, and new customer or supplier contracts could be delayed or decreased. In addition, we have allocated, and will continue to allocate, significant management resources towards the completion of the transaction, which could adversely affect our business and results of operations.

We are subject to restrictions on the conduct of our business prior to the consummation of the Staples Acquisition as provided in the Staples Merger Agreement, including, among other things, certain restrictions on our ability to acquire other businesses, sell or transfer our assets, amend our organizational documents, issue stock, and incur indebtedness. These restrictions could result in our inability to respond effectively to competitive pressures, industry developments and future opportunities, retain key employees and may otherwise harm our business, results of operations and financial condition.

Failure to complete the proposed Staples Acquisition could adversely affect our business and the market price of our common stock.

There is no assurance that the closing of the Staples Acquisition will occur. Consummation of the Staples Acquisition is subject to certain conditions, including, among other things, the absence of laws or judgments prohibiting or enjoining the merger and the receipt of certain regulatory approvals. We cannot predict with certainty whether and when any of these conditions will be satisfied. In addition, the Staples Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a termination of the Staples Merger Agreement by us to enter into an agreement for a “superior proposal”. If the Staples Merger Agreement is terminated by us, we may be required to pay Staples a termination fee of $185 million. Our common stock price has been impacted by the pending Staples Acquisition. Our common stock price will likely continue to be impacted by the developments and outcome of the Staples Acquisition. We will have incurred significant costs, including, among other things, the diversion of management resources, for which we will have received little or no benefit if the closing of the Staples Acquisition does not occur. A failed transaction may result in negative publicity and a negative impression of us in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and the market price of our common stock.

Risks Related to Our Business

Our ongoing business is subject to certain risks related to our merger with OfficeMax and restructuring activities.

We completed a merger with OfficeMax on November 5, 2013, pursuant to which OfficeMax became an indirect, wholly-owned subsidiary of our Company. The Merger involved the integration of two companies that previously operated independently with principal offices in two distinct locations. We have devoted, and will continue to devote, significant management attention and resources to integrating the companies. The combined company is expected to capture more than $750 million in synergy benefits when the integration is fully implemented. Additionally, in response to economic and competitive factors in our industry, we may, from time to time, undertake certain restructuring activities within our business divisions to improve our performance. In recent years, the International Division has undergone significant restructuring activities, including disposing of assets and streamlining processes, primarily in Europe in an effort to be more responsive to customer needs and further improve processes. In 2015, we substantially completed the European-wide restructuring plan to realign the business organization from a geographic focus to a business channel focus.

We may not be able to achieve the expected Merger synergies or restructuring benefits due to certain risks, among other things, risks that:

•	the continued integration of the businesses of Office Depot and OfficeMax may take longer, be more difficult, time-consuming or costly to accomplish than expected;

•	we may experience business disruption during periods of restructuring activities, including adverse effects on employee retention and loss of employee focus during periods of restructuring activities;

•	we may be unable to avoid potential liabilities and unforeseen increased expenses or delays associated with the Merger integration or other restructuring activities, including in Europe;

•	there may be unanticipated changes in the markets for the combined Company’s business segments;

•	branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers;

•	there may be unanticipated downturns in business relationships with customers;

•	there may be competitive pressures on the combined Company’s sales and pricing;

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

Failure to execute effective advertising efforts may adversely impact the Company’s financial performance.

Effective advertising and marketing efforts play a crucial role in maintaining high customer traffic. The Company focuses on developing new marketing initiatives and maintaining effective promotional strategies that target further growth the Company’s business. Failure to execute effective advertising efforts to attract new customers or retain existing customers may adversely impact the Company’s financial performance.

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

Through our sales, marketing activities, and use of third-party information, we collect and store certain personally identifiable information that our customers provide to purchase products or services, enroll in promotional programs, register on our website, or otherwise communicate and interact with us. This may include, but is not limited to, names, addresses, phone numbers, driver license numbers, e-mail addresses, contact preferences, personally identifiable information stored on electronic devices, and payment account information, including credit and debit card information. We also gather and retain information about our employees in the normal course of business. We may share information about such persons with vendors that assist with certain aspects of our business. In addition, our online operations depend upon the secure transmission of confidential information over public networks, such as information permitting cashless payments.

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

We purchase products for resale under credit arrangements with our vendors and have been able to negotiate payment terms that are approximately equal in length to the time it takes to sell the vendor’s products. When the global economy is experiencing weakness as it has over the last several years, vendors may seek credit insurance to protect against non-payment of amounts due to them. If we continue to experience declining operating performance, and if we experience severe liquidity challenges, vendors may demand that we accelerate our payment for their products or require cash on delivery, which could have an adverse impact on our operating cash flow and result in severe stress on our liquidity. Borrowings under our existing credit facility could reach maximum levels under such circumstances, causing us to seek alternative liquidity measures, but we may not be able to meet our obligations as they become due until we secure such alternative measures.

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

While Merger-related costs have been significant between 2013 and 2015, historically, we have generated positive cash flow from operating activities and have had access to broad financial markets that provide the liquidity we need to operate our business. Together, these sources have been used to fund operating and working capital needs, as well as invest in business expansion through new store openings, capital improvements and acquisitions. A deterioration in our financial results or the impact of significant Merger and integration costs could negatively impact our credit ratings, our liquidity and our access to the capital markets. If we need to refinance all or a portion of that indebtedness, there is no assurance that we will be able to secure such refinancing at the same or more favorable terms than the terms of our existing indebtedness.

A default under our credit facility could significantly restrict our access to funding and adversely impact our operations.

Our asset based credit facility contains a fixed charge coverage ratio covenant that is operative only when borrowing availability is below $125 million or prior to a restricted transaction, such as incurring additional indebtedness, acquisitions, dispositions, dividends, or share repurchases. The agreement governing our credit facility (the “Amended Credit Agreement” as defined in Note 8, “Debt,” of the Consolidated Financial Statements) also contains representations, warranties, affirmative and negative covenants, and default provisions. A breach of any of these covenants could result in a default under our Amended Credit Agreement. Upon the occurrence of an event of default under our Amended Credit Agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders were to accelerate the repayment of borrowings, we may not have sufficient assets to repay our asset based credit facility and our other indebtedness. Also, should there be an event of default, or a need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. Acceleration of our obligations under our credit facilities would permit the holders of our other material debt to accelerate their obligations.

We have incurred significant impairment charges and we continue to incur impairment charges.

In recent years, we recognized significant non-cash asset impairment charges related to under-performing stores in North America. These charges reflect greater than anticipated downturns in sales at certain lower performing stores and in some cases, early closures associated with the Real Estate Strategy. We regularly assess past performance and make estimates and projections of future performance at an individual store level. Reduced sales, our shift in strategy to be less promotional, as well as competitive factors and changes in consumer spending habits resulted in a downward adjustment of anticipated future cash flows for the individual stores that resulted in the impairment. We foresee challenges in the market and economy that could adversely impact our operations. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or if we commit to a more aggressive store downsizing strategy, including allocating capital to further modify store formats, additional impairment charges may result. We have also recognized non-cash asset impairment charges from the abandonment of assets identified as not to be used in the post-Merger organization and from certain lease-related intangible assets that were deemed unrecoverable based on the Real Estate Strategy. Additional asset impairments may be recognized based on future decisions and conditions.

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

OfficeMax sponsors defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees (the “Pension Plans”). The Pension Plans are frozen and do not allow new entrants, however, they are under-funded and we may be required to make contributions in subsequent years in order to maintain required funding levels. Required future contributions could have an adverse impact on our cash flows and our financial results. Additional future contributions to the Pension Plans, financial market performance and Internal Revenue Service (“IRS”) funding requirements could materially change these expected payments.

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

Our global tax rate is derived from a combination of applicable tax rates in the various domestic and international jurisdictions in which we operate. Depending upon the sources of our income, any agreements we may have with taxing authorities in various jurisdictions, and the tax filing positions we take in these jurisdictions, our overall tax rate may fluctuate significantly from other companies or even our own past tax rates. At any given point in time, we base our estimate of an annual effective tax rate upon a calculated mix of the tax rates applicable to our Company and to estimates of the amount of income likely to be generated in any given geography. Additionally, because of recent operating losses, the Company has significant valuation allowances on deferred tax assets, limiting the amount of deferred tax benefits that can be recognized on current operations. The loss of or modification to one or more agreements with taxing jurisdictions, whether as a result of a third party challenge, negotiation, or otherwise, a change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws in any of the multiple jurisdictions in which we operate, changes in valuation allowances, or adverse outcomes from the tax audits that regularly are in process in any of the jurisdictions in which we operate could result in substantial volatility, including an unfavorable change in our overall tax rate and/or our effective tax rate.

Failure to attract and retain key personnel could have an adverse impact on our business.

We depend on our executive management team and other key personnel, and the recruitment and retention of certain personnel could adversely affect our performance and result in the loss of management continuity and institutional knowledge. We depend heavily upon our retail labor force to identify new customers and provide desired products and personalized customer service to existing customers. The market for qualified employees, with the right talent and competencies, is highly competitive, and may subject us to increased labor costs during periods of low unemployment. The loss of the services of key employees or the inability to attract additional qualified managers for our retail stores and other lines of business may adversely affect our ability to conduct operations in accordance with the standards that we have set.

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

As of December 26, 2015, we sold to customers in 59 countries throughout North America, Europe, Asia/Pacific, and Latin America. We operate wholly-owned entities and participate in joint ventures and alliances globally. Sales from our operations outside the U.S. are denominated in local currency, which must be translated into U.S. dollars for reporting purposes and therefore our consolidated earnings can be significantly impacted by fluctuations in world currency markets. We are required to comply with multiple foreign laws and regulations that may differ substantially from country to country, requiring significant management attention and cost. In addition, the business cultures in certain areas of the world are different than those that prevail in the U.S., and we may be at a competitive disadvantage against other companies that do not have to comply with standards of financial controls or business integrity that we are committed to maintaining as a U.S. publicly traded company.

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

Increases in the cost of employee health benefits could impact the Company’s financial results and cash flow.

The Company’s expenses relating to employee health benefits are significant. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform have resulted and could continue to result in significant changes to the U.S. healthcare system. Unfavorable changes in the cost of such benefits could have a material adverse effect on the Company’s financial results and cash flow.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 26, 2015, our wholly-owned entities operated the following retail stores, which are presented in the tables below by Division and location.

STORES

North American Retail Division

State	#	State	#
UNITED STATES:
Alabama	29	Montana	5
Alaska	5	Nebraska	12
Arizona	35	Nevada	25
Arkansas	12	New Jersey	9
California	160	New Mexico	13
Colorado	52	New York	28
District of Columbia	1	North Carolina	52
Florida	152	North Dakota	4
Georgia	64	Ohio	57
Hawaii	10	Oklahoma	18
Idaho	9	Oregon	23
Illinois	69	Pennsylvania	26
Indiana	25	Puerto Rico	13
Iowa	9	South Carolina	21
Kansas	15	South Dakota	4
Kentucky	19	Tennessee	35
Louisiana	40	Texas	192
Maine	1	Utah	16
Maryland	20	U.S. Virgin Islands	2
Massachusetts	5	Virginia	42
Michigan	45	Washington	47
Minnesota	39	West Virginia	5
Mississippi	19	Wisconsin	36
Missouri	40	Wyoming	4

		TOTAL UNITED STATES	1,564

International Division

Country	#
Australia	3
France	59
New Zealand	17
South Korea	21
Sweden	47

TOTAL	147

The supply chain facilities which we operate in the United States support our North American Retail and North American Business Solutions Divisions and the facilities in Canada support our North American Business Solutions Division. We also operate DCs outside of the United States and Canada, which support our International Division. The following tables set forth the locations of our principal supply chain facilities as of December 26, 2015. The number of facilities in the United States and Canada in the tables below excludes or includes certain locations reported in the prior year because of our updated assessment. Included in the prior year count were 31 locations operated by us which constitute a part of larger facilities. Our 2015 assessment does not count these as separate locations.

DCs and Crossdock Facilities (United States)

State	#	State	#
Alabama	1	Maine	1
Arizona	1	Minnesota	2
California	3	Mississippi	1
Colorado	2	Nevada	1
Florida	3	Ohio	2
Georgia	2	Pennsylvania	3
Hawaii	1	Puerto-Rico	1
Illinois	2	Texas	3
Kansas	1	Washington	3

		TOTAL	33

DCs and Crossdock Facilities (Canada)

Country	#
Canada	12

DCs (International Division)

Country	#	Country	#
Australia	6	New Zealand	2
China	3	South Korea	1
Czech Republic	1	Spain	1
France	3	Sweden	1
Germany	1	Switzerland	1
Ireland	1	The Netherlands	1
Italy	1	United Kingdom	2

		TOTAL	25

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

On February 4, 2015, Staples and Office Depot entered into the Staples Merger Agreement under which the companies would combine in a stock and cash transaction. Beginning on February 9, 2015, a number of putative class action lawsuits were filed by purported Office Depot stockholders in the Court of Chancery of the State of Delaware (“Court”) challenging the transaction and alleging that the defendant companies — Office Depot, Staples, Merger Sub, and Starboard Value LP — and individual members of Office Depot’s Board of Directors violated applicable laws by breaching their fiduciary duties and/or aiding and abetting such breaches. The plaintiffs sought, among other things, injunctive relief and rescission, as well as fees and costs. The Court subsequently consolidated all nine of the Delaware cases and named Jamison Miller and Steve Renous as lead plaintiffs. The consolidated case is named In re Office Depot, Inc. Stockholders Litigation Consolidated, C.A. No. 10655-CB. After limited discovery, the plaintiffs and defendants agreed on certain additional disclosures to the Company’s definitive proxy statement filed on May 18, 2015, which were made in a Form 8-K filing on June 5, 2015, and the plaintiffs withdrew from the calendar their planned motion to preliminarily enjoin the stockholder vote on the merger. On September 18, 2015, the Delaware Court of Chancery approved a stipulation under which lead plaintiffs voluntarily dismissed the action with prejudice as to themselves and without prejudice as to the putative class members. The Court retained jurisdiction solely for the purpose of adjudicating lead plaintiffs’ counsel’s anticipated application for an award of attorneys’ fees and reimbursement expenses in connection with the disclosures in the June 5, 2015 Form 8-K. The Company subsequently agreed to pay $0.5 million to plaintiffs’ counsel for attorneys’ fees and expenses in full satisfaction of their claim for attorneys’ fees and expenses in the action. Additionally, in February 2015, two lawsuits were filed in Palm Beach County Circuit Court, namely Keny Petit-Frere v. Office Depot, Inc., et al. and John Sweatman v. Office Depot, Inc., et al. making the same allegations as in the Delaware actions. The lawsuits generally sought injunctive relief enjoining the consummation of the transaction, rescission of the transaction in the event it is consummated, damages, fees, costs, and other remedies. Office Depot filed a motion to dismiss the Florida lawsuits for improper venue, and that motion was granted on May 15, 2015.

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

In addition to the foregoing, Heitzenrater v. OfficeMax North America, Inc., et al. was filed in the United States District Court for the Western District of New York in September 2012 as a putative class action alleging violations of the Fair Labor Standards Act and New York Labor Law. The complaint alleges that OfficeMax misclassified its assistant store managers (“ASMs”) as exempt employees. OfficeMax vigorously defended itself in this lawsuit and in November 2015 reached a settlement in the amount of $3.5 million which the court preliminarily approved on November 23, 2015. Final settlement approval and dismissal of the case are expected by mid-2016.

Further, Kyle Rivet v. Office Depot, Inc., formerly known as Constance Gibbons v. Office Depot, Inc., a putative class action that was instituted in May 2012, is pending in the United States District Court for the District of New Jersey. The complaint alleges that Office Depot’s use of the fluctuating workweek (FWW) method of pay was unlawful because Office Depot failed to pay a fixed weekly salary and failed to provide its ASMs with a clear and mutual understanding notification that they would receive a fixed weekly salary for all hours worked. The plaintiffs seek unpaid overtime, punitive damages, and attorneys’ fees. The Company believes in this case that adequate provisions have been made for probable losses and such amounts are not material. However, in light of the early stage of the case and the inherent uncertainty of litigation, the Company is unable to estimate a reasonably possible range of loss in this matter. Office Depot intends to vigorously defend itself in this lawsuit.

OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of December 26, 2015, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these environmental liabilities, our estimated range of reasonably possible losses was approximately $10 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s business.

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

As of the close of business on January 22, 2016, there were 9,559 holders of record of our common stock. The last reported sale price of the common stock on the NASDAQ on January 22, 2016 was $5.07.

The following table sets forth, for the periods indicated, the high and low sale prices of our common stock. These prices do not include retail mark-ups, markdowns or commission.

	High	Low
2015
First Quarter	$9.77	$7.40
Second Quarter	9.41	8.80
Third Quarter	8.98	6.64
Fourth Quarter	7.99	5.24
2014
First Quarter	$5.45	$3.97
Second Quarter	5.85	3.84
Third Quarter	5.91	4.83
Fourth Quarter	8.90	4.26

At December 26, 2015, pursuant to an indenture, dated as of March 14, 2012, we have restrictions on the amount of cash dividends we can pay. We have never declared or paid cash dividends on our common stock and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

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

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial data at and for each of the five fiscal years in the period ended December 26, 2015. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Part IV — Item 15. “Exhibits and Financial Statement Schedules” and Part II — Item 7. “MD&A” of this Annual Report.

(In millions, except per share amounts and statistical data)	2015	2014	2013(1)	2012	2011(2)
Statements of Operations Data:
Sales	$14,485	$16,096	$11,242	$10,696	$11,489
Net income (loss) (3)(4)(5)(6)	$8	$(352)	$(20)	$(77)	$96
Net income (loss) attributable to Office Depot, Inc. (3)(4)(5)(6)	$8	$(354)	$(20)	$(77)	$96
Net income (loss) available to common shareholders (3)(4)(5)(6)	$8	$(354)	$(93)	$(110)	$60

Net earnings (loss) per share:
Basic	$0.01	$(0.66)	$(0.29)	$(0.39)	$0.22
Diluted	$0.01	$(0.66)	$(0.29)	$(0.39)	$0.22

Statistical Data:
Facilities open at end of period:
United States:
Office supply stores	1,564	1,745	1,912	1,112	1,131
Distribution centers and crossdock facilities	33	66	81	15	15
International(7):
Office supply stores	147	146	163	123	131
Distribution centers and crossdock facilities	37	43	46	23	27
Call centers	12	14	19	21	22

Total square footage — North American Retail Division (in millions)	35.4	39.6	43.6	25.5	26.6

Percentage of sales by segment:
North American Retail Division	41.5%	40.6%	41.0%	41.7%	42.4%
North American Business Solutions Division	39.4%	37.4%	31.8%	30.0%	28.4%
International Division	19.1%	21.1%	26.8%	28.3%	29.2%

Balance Sheet Data:
Total assets(8)	$6,442	$6,757	$7,365	$3,966	$4,212
Long-term recourse debt, net of current maturities(9)	634	670	691	479	647
Redeemable preferred stock, net	—	—	—	386	364

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

(3)

Fiscal year 2015 Net income (loss), Net income attributable to Office Depot, Inc., and Net income available to common shareholders include $13 million of asset impairment charges and $332 million of Merger-related, restructuring, and other operating expenses. Refer to MD&A for additional information.

(4)

Fiscal year 2014 Net income (loss), Net income attributable to Office Depot, Inc., and Net income available to common shareholders include $88 million of asset impairment charges, $403 million of Merger-related, restructuring, and other operating expenses, and $81 million of Legal accrual. Refer to MD&A for additional information.

(5)

Fiscal year 2012 Net income (loss), Net income attributable to Office Depot, Inc., and Net income available to common shareholders include $139 million of asset impairment charges, $63 million net gain on purchase price recovery and $51 million of charges related to closure costs and process improvement activity.

(6)

Fiscal year 2011 Net income (loss), Net income attributable to Office Depot, Inc., and Net income available to common shareholders include $58 million of charges relating to facility closure and process improvement activity. Additionally, $123 million of tax and interest benefits were recognized associated with settlements and removal of contingencies and valuation allowances.

(7)

Includes International Division distribution centers and Canadian distribution centers and crossdock facilities. Fiscal year 2013 includes 144 stores operated by our International Division and 19 stores in Canada operated by our North American Business Solutions Division. These Canadian stores were closed in 2014.

(8)

Amounts for fiscal years 2014, 2013, 2012, and 2011 have changed from prior years’ disclosures to reflect the balance sheet classification of all deferred tax assets and liabilities as noncurrent and debt issuance costs as a reduction of the related liability rather than as an asset, in connection with the adoption of new accounting guidance in 2015. Total assets decreased by $87 million, $112 million, $45 million, and $39 million in 2014, 2013, 2012, and 2011, respectively. Refer to Basis of Presentation in Note 1, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for additional information.

(9)

Amounts for fiscal years 2014, 2013, 2012, and 2011 have changed from prior years’ disclosures to reflect the balance sheet classification of debt issuance costs as a reduction of the related liability rather than as an asset, in connection with the adoption of new accounting guidance in 2015. Long-term recourse debt, net of current maturities decreased by $4 million, $5 million, $6 million, and $1 million in 2014, 2013, 2012, and 2011, respectively. Refer to Basis of Presentation in Note 1, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

OVERVIEW

Our business is comprised of three segments. The North American Retail Division includes our retail stores in the United States, including Puerto Rico and the U.S. Virgin Islands, which offer office supplies, technology products and solutions, business machines and related supplies, facilities products, and office furniture. Most stores also have a copy and print center offering printing, reproduction, mailing and shipping. The North American Business Solutions Division sells office supply products and services in Canada and the United States, including Puerto Rico and the U.S. Virgin Islands. North American Business Solutions Division customers are served through dedicated sales forces, through catalogs, telesales, and electronically through our Internet sites. Our International Division sells office products and services through direct mail catalogs, contract sales forces, Internet sites, and retail stores in Europe and Asia/Pacific. Grupo OfficeMax, the former OfficeMax business in Mexico, was sold in 2014 and is presented as an Other segment to align with management reporting.

Staples Acquisition

In February 2015, Staples and the Company entered into the Staples Merger Agreement, under which Staples will acquire all of the outstanding shares of Office Depot and the Company will become a wholly owned subsidiary of Staples. The transaction has been approved by both companies’ Boards of Directors and Office Depot shareholders. The completion of the Staples Acquisition is subject to customary closing conditions including, among others, regulatory approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and under the antitrust and competition laws of the European Union and Canada. On February 2, 2016, the Company and Staples entered into a letter agreement to waive, until May 16, 2016, certain of their respective rights to terminate the Staples Merger Agreement. On February 10, 2016, Staples announced that it has received conditional approval from European Union regulatory authorities to acquire Office Depot and the parties plan to divest Office Depot’s European businesses in connection with the consummation of the pending acquisition of Office Depot by Staples. Refer to Part I — Item 1. “Business” of this Annual Report for further details.

Merger

On November 5, 2013, the Company completed its Merger with OfficeMax. OfficeMax’s financial results are included in our Consolidated Statements of Operations since the Merger date, affecting comparability of the 2015 and 2014 financial results to the 2013 amounts.

Sales reported for 2015 compared to the prior year were significantly affected by store closures in North America, changes in currency exchange rates abroad, and the sale in August 2014 of Grupo OfficeMax.

Sales (In millions)	2015	2014	Change
North American Retail Division	$6,004	$6,528	(8)%
Change in comparable store sales			— %
North American Business Solutions Division	5,708	6,013	(5)%
Change in constant currencies			(4)%
International Division	2,773	3,400	(18)%
Change in constant currencies			(6)%
Other — Grupo OfficeMax	—	155

Total	$14,485	$16,096	(10)%

•

Since the Merger date, we have made significant progress on our integration activities and implementing our Real Estate Strategy. In the United States, we closed 168 and 181 retail stores in 2014 and 2015, respectively, converted all stores to common point of sale systems, completed certain warehouse cross-banner consolidations, closures, and platform modifications, successfully launched the co-branded website (www.officedepot.com), combined operating support functions, transitioned certain customers from the OfficeMax to the Office Depot platform, and made significant progress on identifying customer preferences and developing methods to service their needs. Integration activities will continue in 2016 and certain supply chain activities are currently anticipated to be substantially completed by the end of 2017.

Other Significant Factors Impacting Total Company Results and Liquidity

•

Gross margin increased 75 basis points in 2015 compared to 2014, following a 10 basis point increase in the prior year to year comparison. Gross margin in the North American Retail Division increased, while the North American Business Solution Division’s remained flat and the International Division’s slightly decreased. Grupo OfficeMax has been omitted from basis point calculations.

•

Total Company Selling, general and administrative expenses decreased in 2015 compared to 2014, reflecting the closure of stores in North America, lower payroll and advertising expenses, operational efficiencies and synergies, the 2014 sale of the business in Mexico, and foreign currency translation effects. As a percentage of sales, total Company Selling, general and administrative expenses decreased in 2015 compared to 2014 by over 60 basis points.

•	Non-cash asset impairment charges of $13 million and $88 million were recorded in 2015 and 2014, respectively, and are comprised as follows.

(In millions)	2015	2014
North America stores	$12	$ 25
Software implementation project	—	28
Software	—	25
Intangible assets	1	10

Total Asset impairments	$13	$ 88

•

We incurred $332 million and $403 million of Merger, restructuring, and other operating expenses, net in 2015 and 2014, respectively. In 2015, this line item includes $140 million of expenses related to the Merger activities, including store closure costs incurred to date, $81 million of International restructuring and certain other expenses, and $111 million of Staples Acquisition expenses.

•

The effective tax rate for 2015 was 83%, primarily caused by the net impact of not recognizing deferred tax benefits for pretax losses in certain tax jurisdictions with valuation allowances, and the recognition of income tax expense in tax jurisdictions with pretax earnings. Because of the valuation allowances and changes in the mix of earnings among jurisdictions and during interim periods, the Company continues to experience significant effective tax rate volatility within the year and across years. Given the current earnings trend in the U.S., sufficient positive evidence may become available for the Company to release all or a portion of the U.S. valuation allowance in a future period. Of the $493 million U.S. valuation allowance remaining at December 26, 2015, it is reasonably possible that $265-$360 million may be released in 2016, which would result in a non-cash income tax benefit in the period of release. However, the exact timing and amount of the valuation allowance releases are subject to change based on the level of profitability actually achieved in future periods.

•

The earnings (loss) per share was $0.01 in 2015 compared to $(0.66) in 2014. Earnings (loss) per share in both periods were negatively impacted by Merger, restructuring, and other operating expenses and Asset impairments. The 2014 results were also negatively impacted by a Legal accrual of $81 million.

•

At the end of 2015, we had $1.1 billion in cash and cash equivalents and $1.2 billion available on our asset based credit facility. Cash flow from operating activities was a source of $126 million for 2015.

OPERATING RESULTS

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

NORTH AMERICAN RETAIL DIVISION

(In millions)	2015	2014	2013
Sales	$6,004	$6,528	$4,614
% change	(8)%	41%	3%
Division operating income	$310	$126	$8
% of sales	5%	2%	—%
Comparable store sales increase (decline)	—%	(2)%	(4)%

Sales in our North American Retail Division decreased 8% in 2015 and increased 41% in 2014. Sales in each of the three years were negatively impacted by store closures. Store closure activity is shown below. The 2014 sales increase resulted from the addition of a full year of OfficeMax sales of $2,526 million compared to sales of $384 million in the period from the Merger date to year-end 2013.

Our comparable store sales relate to stores that have been open for at least one year. Stores are removed from the comparable sales calculation one month prior to closing, as sales during that period are largely non-comparable clearance activity, and during periods of store remodeling and if significantly downsized. Our measure of comparable store sales has been applied consistently across periods, but may differ from measures used by other companies.

Comparable store sales in 2015 from the 1,552 stores that were open for more than one year were flat. Comparable store sales in 2014 decreased 2%. As the Company continues to implement the Real Estate Strategy, current period comparable store sales calculations are positively affected from customers transferring from closed to nearby stores which remain open, though the impact declines after the one year anniversary of the store closure. The average sales transfer rate achieved to date under the Real Estate Strategy is estimated to be at least 30% and we anticipate a continued favorable impact from sales transfer as we implement the remaining portion of the Real Estate Strategy.

The 2015 improvement in comparable store sales reflects increases in supplies, furniture, copy and print services, ink and toner and declines in computer and related technology products. In 2015, transaction counts increased and average order value decreased compared to prior year. The increase in transaction counts result from increased traffic in stores due to sales transfer resulting from store closures and improvements in customer in-store experience. Additionally, 2015 sales include an increase in online sales picked up by customers in stores. We expect that trend to continue in 2016. The average order values in 2015 reflect, primarily, the decline in technology sales as customers continue to reduce purchases in this overall category, partially offset by the increase in average sale prices on furniture products.

In 2014, transaction counts and average order values decreased when compared to the prior year, consistent with the comparable store sales declines. Lower transaction counts reflect lower customer traffic. The decline in average order values reflect, in part, declines in technology sales, as well as lower average sale prices on certain computer products. Additionally, sales of ink, toner, and paper declined reflecting the highly-competitive market for sales of these products.

The North American Retail Division reported operating income of $310 million in 2015, compared to $126 million in 2014 and $8 million in 2013. Store closures contributed to declines in 2015 of occupancy, payroll and other store operating costs. Beyond the impact from store closures, operating costs decreased from lower advertising and payroll expenses, as well as continued synergy impacts from the Merger. Additionally, the 2015 Division operating income was favorably affected by an increase in gross margin rates, and favorable legal settlements relating to labor matters and certain product manufacturers’ pricing practices amounting to $16 million and $23 million, respectively.

The Division’s operating income improvement in 2014 reflects higher gross profit margin, as well as synergy benefits from combining the two companies. Partially offsetting these 2014 benefits, the Division recognized amortization of Merger-related intangible assets and higher variable pay in 2014 when compared to 2013. In 2013, based on sales trends, the Division recorded a $13 million inventory markdown related to product with a short selling cycle.

At the end of 2015, we operated 1,564 retail stores in the United States, Puerto Rico and the U.S. Virgin Islands. Store opening and closing activity for the last three years has been as follows:

	Open at Beginning of Period	OfficeMax Merger		Closed	Opened	Open at End of Period
2013	1,112	829	(1)	33	4	1,912
2014	1,912	—		168	1	1,745
2015	1,745	—		181	—	1,564

(1)	Store count as of November 5, 2013.

Charges associated with store closures under the Real Estate Strategy will be reported as appropriate in Asset impairments and Merger, restructuring and other operating expenses, net in the Consolidated Statements of Operations. These charges will be reflected in Corporate reporting, and not included in the determination of Division income in future periods. Refer to “Corporate and other” discussion below for additional information of expenses incurred to date.

NORTH AMERICAN BUSINESS SOLUTIONS DIVISION

(In millions)	2015	2014	2013
Sales	$5,708	$6,013	$3,580
% change	(5)%	68%	11%
Division operating income	$226	$232	$113
% of sales	4%	4%	3%

Sales in our North American Business Solutions Division in U.S. dollars decreased 5% in 2015 and increased 68% in 2014. In 2015, on a constant currency basis, sales decreased 4%, representing decreases in both contract and direct channels. The 2014 sales increase results primarily from the addition of a full year of OfficeMax sales of $2,759 million in 2014 compared to sales of $422 million in the period from the Merger date to year-end 2013. Changes in constant currencies are computed by excluding the impact of foreign currency exchange rates fluctuations. In future periods, Division results will continue to be impacted by changes in foreign currency exchange rates associated with the Canadian business.

The decline in the contract channel sales reflects the continued transition out of certain customers that purchased under a legacy OfficeMax buying arrangement with a Minority Women Business Enterprise (a “Tier 1” buying arrangement) that was modified in 2014, the negative impacts from changes in Canadian currency exchange rates, the closure of the Canadian stores, sales disruption related to the pending Staples Acquisition, as well as lower customer order fill rates attributable to delays in certain Merger integration activities. The order fill rates have shown improvement in the later part of 2015, however, may still have a negative impact on sales in 2016. In the direct channel, online sales through officedepot.com decreased during 2015 driven by lower sales of technology products, customer attrition from the decommissioning of legacy OfficeMax e-commerce sites, and lower catalog and call center sales. We anticipate that catalog and call center ordering will continue to decline with some customers shifting to online shopping. Additionally, online sales picked up in stores increased in 2015 and is expected to increase in the future. These sales are fulfilled with store inventory and by store personnel and therefore are reported as sales in the North American Retail Division. These negative impacts on the direct channel sales were partially offset by benefits from an enhanced Internet shopping offering and experience. The decommissioning of legacy OfficeMax e-commerce sites is expected to streamline operations and lower future operating costs. On a product category basis for the Division, sales increased in cleaning and breakroom products and declined in core supplies, technology products, furniture, and Copy & Print Depot.

Sales in 2014 increased in the contract and direct channels compared to the prior year, primarily due to the addition of OfficeMax sales. Direct channel sales also increased during 2014, reflecting efforts to enhance the Internet shopping offering and experience. The increased online sales were partially offset by reduced call center sales. Sales in the merged business in Canada declined in the second half of 2014 compared to the first half of 2014, in part reflecting the closing of Grand & Toy stores during the second quarter of 2014. At the Division level, sales increased across all categories compared to the prior year.

Division operating income was $226 million in 2015, $232 million in 2014, and $113 million in 2013. Division operating income as a percentage of sales was 4% in 2015 and 2014 and 3% in 2013. Gross profit margin in 2015 was consistent with prior year. Gross margin in 2014 was lower than 2013 resulting, in part, from the impact of adding OfficeMax contract channel customers with a higher mix of lower margin accounts. Both 2015 and 2014 Division results reflect lower advertising and payroll expense as a percentage of sales across this Division compared to the respective prior years. These benefits reflect efficiencies of combining the companies. Offsetting these benefits, Division operating income was negatively impacted by the sales decline on recovery of fixed operating expenses (the “flow through impact”).

In 2014, the Company closed the 19 Grand & Toy stores in Canada that were added as part of the Merger. These locations primarily serviced contract and other small business customers and, accordingly, were included in results of the North America Business Solutions Division.

INTERNATIONAL DIVISION

(In millions)	2015	2014	2013
Sales	$2,773	$3,400	$3,008
% change	(18)%	13%	—%
Division operating income	$23	$53	$36
% of sales	1%	2%	1%

Sales in our International Division in U.S. dollars decreased 18% in 2015 and increased 13% in 2014. On a constant currency basis, sales decreased 6% in 2015 and increased 12% in 2014. Constant currency sales in 2015 were lower in contract and direct channels and higher in the retail channel compared to prior year. The contract channel sales decline reflects competitive market pressures that contributed to the loss of certain customers in the private and public sectors, reduced spend from existing customers in the largest European and Pacific markets, and disruptions related to the pending acquisition by Staples. These declines were partially offset by sales increases in Sweden and smaller European markets. The sales decline in the direct channel reflects the continued competitive market pressures, disruptions associated with the channel realignment resulting from restructuring activities, and the continued decline in catalog and call center sales, partially offset by online sales increases. The Company anticipates the customer migration to online purchases and away from catalogs and call center sales will continue and has added functional capabilities, improved content and developed more effective marketing to grow the online business. Retail sales increased in Sweden and Korea, partially offset by decreases in France. The 2014 sales increase results primarily from the addition of OfficeMax sales of $551 million in 2014 compared to $93 million in 2013. Offsetting the impact of the OfficeMax sales in 2014 were negative sales impacts resulting from competitive market pressures, soft economic conditions in Europe, the loss of certain contracts, discontinuation of low margin business, and reduced spend in the public sector across regions.

Division operating income totaled $23 million in 2015, $53 million in 2014, and $36 million in 2013. Division operating income as a percentage of sales was 1% in 2015, 2% in 2014, and 1% in 2013. Division operating income in 2015 and 2014 reflect benefits from lower payroll and advertising, as well as benefits associated to prior restructuring activities. In 2015, supply chain expenses decreased due to efficiencies and lower occupancy expenses associated with the consolidation of certain supply chain facilities. These benefits in the 2015 Division operating income were more than offset by the negative flow-through impact of lower sales, slightly lower gross profit margins resulting from competitive pressures, and foreign currency transaction impacts related to certain merchandise purchases denominated in U.S. dollars.

The Division has substantially completed the European Restructuring Plan, which aligns the organization from a geographic-focus to a channel-focus and is intended to provide operational efficiency and allow enhanced customer service. Costs associated with restructuring activities are reported at the Corporate level and discussed in the “International restructuring and certain other operating expenses” section below.

For U.S. reporting, the International Division’s sales are translated into U.S. dollars at average exchange rates experienced during the year. Changes in constant currencies are computed by excluding the impact of foreign currency exchange rates fluctuations. The Division’s reported sales were negatively impacted from changes in foreign currency exchange rates by $424 million in 2015 and positively impacted by $35 million in 2014, respectively. However, the translation effects from changes in foreign currency exchange rates did not have a significant impact on Division operating income. We analyze our international operations in terms of local currency performance to allow focus on operating trends and results.

International Division store count and activity is summarized below:

	Office Supply Stores
	Open at Beginning of Period	Opened/ Acquired		Closed/ Changed Designation		Open at End of Period
Company-Owned Stores	123	25	(2)	4		144
Operated by Joint Ventures	248	96	(2)	251	(1)	93
Franchise and Licensing Arrangements	146	8		39		115

Total stores 2013	517	129		294		352

Company-Owned Stores	144	7		5		146
Operated by Joint Ventures	93	—		93	(3)	—
Franchise and Licensing Arrangements	115	6		3		118

Total stores 2014	352	13		101		264

Company-Owned Stores	146	6		5		147
Franchise and Licensing Arrangements	118	12		7		123

Total stores 2015	264	18		12		270

(1)	Includes 249 stores operated by Office Depot de Mexico, which the Company sold its interest in during 2013.

(2)	22 Company–owned stores and 93 stores operated by Grupo OfficeMax.

(3)	Stores operated by Grupo OfficeMax, which the Company sold its interest during the third quarter of 2014.

CORPORATE

The line items in our Consolidated Statements of Operations impacted by these Corporate activities are presented in the table below, followed by a narrative discussion of the significant matters. These activities are managed at the Corporate level and, accordingly, are not included in the determination of Division income for management reporting or external disclosures.

(In millions)	2015	2014	2013
Asset impairments	13	88	70
Merger, restructuring, and other operating expenses, net	332	403	201
Legal accrual	—	81	—

Total charges and credits impact on Operating income (loss)	$345	$572	$271

In addition to these charges and credits, certain Selling, general and administrative expenses are not allocated to the Divisions and are managed at the Corporate level. Those expenses are addressed in the section “Unallocated Costs” below.

Asset Impairments, Merger, Restructuring, Other Charges and Credits

In recent years, we have taken actions to adapt to changing and competitive conditions. These actions include closing stores and distribution centers, consolidating functional activities, eliminating redundant positions, disposing of businesses and assets, and taking actions to improve process efficiencies. These actions have resulted in significant charges associated with the Merger, Real Estate Strategy, restructuring certain International operations and the Staples Acquisition. These activities are expected to continue in future periods and result in additional charges.

Asset impairments

We recognized asset impairment charges of $13 million, $88 million, and $70 million in 2015, 2014, and 2013, respectively.

Asset impairment charges are comprised as follows:

(In millions)	2015	2014	2013
North America stores	$12	$25	$26
Goodwill	—	—	44
Software implementation project	—	28	—
Software	—	25	—
Intangible assets	1	10	—

Total Asset impairments	$13	$88	$70

Store impairments

As a result of declining sales in recent periods and adoption of our Real Estate Strategy in 2014, the Company has conducted a detailed quarterly store impairment analysis. The analysis includes estimates of store-level sales, gross margins, direct expenses, exercise of future lease renewal options where applicable, and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. If the anticipated cash flows of a store cannot support the carrying value of its assets, the assets are impaired and written down to estimated fair value.

The projections prepared for the 2015 analysis assumed declining sales over the forecast period, consistent with recent experience. Gross margin and operating cost assumptions have been held at levels consistent with recent actual results and planned activities. Estimated cash flows were discounted at 12% in 2015 and 13% for the two preceding years. The impairment charges include amounts to bring the location’s assets to estimated fair value based on projected operating cash flows or residual value, as appropriate. The Company continues to capitalize additions to previously-impaired operating stores and tests for subsequent impairment. The 2014 store impairment charge also includes $1 million related to the closure of stores in Canada.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, or in certain circumstances, even if store performance is as anticipated, additional impairment charges may result. However, at the end of 2015, the impairment analysis reflects the Company’s best estimate of future performance.

As implementation of the Real Estate Strategy continues, we are likely to experience volatility in results. In addition to charges for severance and facility closure costs that will be recognized as decisions are made, we may experience volatility from the timing of recognition of impairment charges, as well as credits related to capital leases and deferred rent accounts when the leases are terminated or modified.

Software impairments

As part of the integration process during 2014, the Company decided to convert certain websites and other information technology applications to common platforms resulting in $25 million related to the write off of capitalized software. Additionally, the Company abandoned a software project in Europe and recognized impairment of the $28 million capitalized software.

Intangible assets

Following identification of retail stores for closure as part of our Real Estate Strategy, the related favorable lease assets recorded in the Merger were assessed for accelerated amortization or impairment. Considerations included the projected cash flows discussed above, the net book value of operating assets and favorable lease assets and related estimated favorable lease fair value. Impairment of $1 million and $5 million were recognized during 2015 and 2014, respectively. Additionally, during 2014, the Company decided to change the profile and expected life of a private brand trade name previously identified as having an indefinite life. The projected cash flow on a relief from royalty measurement over the shortened estimated life resulted in a $5 million impairment charge in 2014.

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

Merger, restructuring and other operating expenses, net

The table below summarizes the major components of Merger, restructuring and other operating expenses, net.

(In millions)	2015	2014	2013
Merger related expenses
Severance, retention, and relocation	$15	$148	$92
Transaction and integration	81	124	80
Facility closure, contract termination, and other expenses, net	44	60	8

Total Merger related expenses	140	332	180

International restructuring and certain other expenses
Severance and retention	63	55	17
Integration	6	9	—
Other related expenses	12	7	4

Total International restructuring and certain other expenses	81	71	21

Staples Acquisition expenses
Retention	72	—	—
Transaction	39	—	—

Total Staples Acquisition expenses	111	—	—

Total Merger, restructuring and other operating expenses, net	$332	$403	$201

Merger-related expenses

Expenses in 2015 and 2014 include severance, employee retention, integration-related professional fees, incremental temporary contract labor, salary and benefits for employees dedicated to Merger activity, travel and relocation costs, non-capitalizable software integration costs, facility closure accruals, gains and losses on asset dispositions, accelerated depreciation, and other direct costs to combine the companies.

Expenses in 2013 include expenses incurred by Office Depot prior to the Merger and are primarily investment banking and professional fees associated with the transaction, including preparation for regulatory filings and shareholder approvals, as well as employee retention accruals, direct incremental travel and dedicated personnel costs.

It is expected that Merger-related expenses will continue to be incurred in future periods as decisions are made about facility closures and other integration activities, which are expected to be substantially completed in 2017.

International restructuring and certain other expenses

International restructuring and certain other expenses in 2015 and 2014 include charges related to the European Restructuring Plan. Such expenses include severance, retention, professional integration fees, and facility closure and other restructuring costs.

Expenses in each of three years include international organizational changes and facility closures which were started prior to the European Restructuring Plan. These charges include severance and other costs for organizational changes intended to promote operational efficiency in future periods, as well as a net benefit from the reversal of cumulative translation account balances following the liquidation of certain subsidiaries.

Staples Acquisition Expenses

Staples Acquisition expenses recognized in 2015 include retention accruals, transaction costs, including costs associated with regulatory filings and professional fees. The retention amounts will be paid in the first quarter of 2016 regardless of whether the transaction is approved.

Refer to Note 2, “Merger, Acquisitions and Dispositions” and Note 3, “Merger, Restructuring, and Other Accruals”, in Notes to the Consolidated Financial Statements for additional information.

Legal Accrual

In June 2014, the Company participated in a non-binding, voluntary mediation in which the Company negotiated a potential settlement to resolve the Sherwin lawsuit. During 2014, the Company recorded an $81 million legal accrual which included the potential settlement, as well as attorneys’ fees and other related legal matters. On December 19, 2014, Office Depot and the plaintiffs executed a Settlement Agreement to resolve the lawsuit. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay the plaintiffs $68 million to settle the matter (the “Settlement Amount”), as well as $9 million in legal fees, costs, and expenses. In exchange for, and in consideration of, the Company’s agreement to pay the Settlement Amount, the plaintiffs agreed to dismiss their action against the Company with prejudice. In February 2015, the court entered orders approving the settlement and dismissing the case with prejudice. The Settlement Amount and the related fees were paid during the second quarter of 2015.

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

Unallocated costs were $99 million, $122 million, and $89 million in 2015, 2014, and 2013, respectively. The 2015 decrease results primarily from synergies from the Merger, including the integration of the corporate headquarters. The 2014 increase is primarily due to the addition of a full year of OfficeMax expenses and higher variable pay.

Other Income and Expense

(In millions)	2015	2014	2013
Interest income	$24	$24	$5
Interest expense	(93)	(89)	(69)
Gain on disposition of joint venture	—	—	382
Other income, net	1	—	14

Interest income includes $21 million in 2015 and 2014 and $3 million in 2013, related to OfficeMax Timber Notes, including amortization of the fair value adjustment recorded in purchase accounting. Interest expense includes non-recourse debt interest, including amortization of the fair value adjustment recorded in purchase accounting, amounting to $19 million in 2015 and $20 million in 2014, compared to $3 million in 2013. Refer to Note 7, “Timber Notes/Non-Recourse Debt”, in Notes to Consolidated Financial Statements for additional information. Interest expense in 2014 also includes a $9 million reversal of previously accrued interest expense on uncertain tax positions following resolution of the related matter.

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

Income Taxes

(In millions)	2015	2014	2013
Income tax expense	$39	$12	$147
Effective income tax rate*	83%	(4)%	116%

*	Income taxes as a percentage of income (loss) before income taxes.

The increase in income tax expense from 2014 to 2015 is primarily related to the U.S. transition from a loss jurisdiction with valuation allowance to a profitable tax-paying jurisdiction with valuation allowance. The Company also incurred charges related to certain Staples Acquisition expenses that are not deductible for tax purposes, which increased the effective tax rate for 2015. In addition, the 2015 effective tax rate includes income tax expense on a foreign exchange gain associated with the restructuring of certain intercompany financing. The effective tax rates for 2015, 2014, and 2013 reflect a benefit for our international operations in jurisdictions with statutory tax rates that are lower than the aggregate U.S. federal and state income tax rates, as well as jurisdictions in which we have favorable tax rulings.

The 2014 effective tax rate is negative because we recognized tax expense in jurisdictions with pretax income but were precluded from recognizing deferred tax benefits on pretax losses in the U.S. and certain foreign jurisdictions with valuation allowances. In addition, no benefit was recognized for certain non-deductible expenses, including foreign interest expense.

The significant 2013 effective tax rate is primarily attributable to $140 million of U.S. and Mexico income tax expense resulting from the sale of our investment in Office Depot de Mexico. The sale of our interest in Grupo OfficeMax during 2014 did not generate a similar gain or income tax expense. The 2013 effective tax rate also includes certain Merger related expenses and the International Division’s goodwill impairment that are not deductible for income tax purposes. In addition, the 2013 effective tax rate reflects the impact of valuation allowances limiting the recognition of deferred tax assets.

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

The Company has significant deferred tax assets in the U.S. and in certain foreign jurisdictions against which valuation allowances have been established to reduce such deferred tax assets to the amount that is more likely than not to be realized. As of 2015, valuation allowances remain in the U.S. and certain foreign jurisdictions where the Company believes it is necessary to see further positive evidence, such as sustained achievement of cumulative profits, before these valuation allowances can be released. Given the current earnings trend in the U.S., sufficient positive evidence may become available for the Company to release all or a portion of the U.S. valuation allowance in a future period. Of the $493 million U.S. valuation allowance remaining at December 26, 2015, it is reasonably possible that $265-$360 million may be released in 2016, which would result in a non-cash income tax benefit in the period of release. In addition, if positive evidence develops, the Company may also release valuation allowances in certain foreign jurisdictions in 2016, which would result in an income tax benefit of $3 million in the period of release. However, the exact timing and amount of the valuation allowance releases are subject to change based on the level of profitability actually achieved in future periods.

Due to the completion of the Internal Revenue Service (“IRS”) examination for 2013, the Company’s balance of unrecognized tax benefits decreased by $4 million during 2015, which did not impact income tax expense due to an offsetting change in valuation allowance. During 2015, the IRS examination of the OfficeMax 2012 U.S. federal income tax return concluded, which resulted in a $6 million decrease in tax credit carryforwards. Such decrease had no impact on income tax expense due to an offsetting change in valuation allowance. It is reasonably possible that certain tax positions will be resolved within the next 12 months, which would decrease the Company’s balance of unrecognized tax benefits by $5 million but would not affect the effective tax rate due to an offsetting change in valuation allowance. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

Refer to Note 9, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional tax discussion.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At December 26, 2015, we had $1.1 billion in cash and equivalents and another $1.2 billion available under the Amended Credit Agreement (as defined in Note 8, “Debt,” of the Consolidated Financial Statements) based on the December 2015 borrowing base certificate, for a total liquidity of $2.2 billion. The Amended Credit Agreement provides for an asset based, multi-currency revolving credit facility of up to $1.25 billion and expires May 25, 2017. We consider our resources adequate to satisfy our cash needs for at least the next twelve months.

Cash and cash equivalents held outside the United States, at December 26, 2015, amounted to $253 million and could result in additional tax expense if repatriated. Refer to Note 9, “Income Taxes” of the Consolidated Financial Statements for additional information.

No amounts were drawn under the Amended Credit Agreement during 2015 and no amounts were outstanding at December 26, 2015. There were letters of credit outstanding under the Amended Credit Agreement at the end of the year totaling $84 million.

The Company had short-term borrowings of $4 million at December 26, 2015 under various local currency credit facilities for international subsidiaries that had an effective interest rate at the end of the year of approximately 4%. The maximum month end balance occurred in June 2015 at $6 million and the maximum monthly average amount occurred in July 2015 at $5 million. The majority of these short-term borrowings represent outstanding balances on uncommitted lines of credit, which do not contain financial covenants.

The Company was in compliance with all applicable financial covenants at December 26, 2015.

Since the Merger date, we have incurred significant expenses associated with the Merger and integration actions, including costs associated with the Real Estate Strategy, and we have incurred significant expenses from restructuring activities in Europe. Approximately $100 million of net cash Merger integration costs are anticipated through the remaining integration period.

In 2016, the Company expects capital expenditures to be approximately $250 million, including approximately $50 million related to Merger integration.

We have entered into the Staples Merger Agreement with Staples and have agreed to pay a fee of $185 million to Staples if each of the following conditions are met: (i) the Staples Merger Agreement is terminated by the Company before the date permitted by the Staples Merger Agreement, as amended, (ii) a third party has made an acquisition proposal before the termination of the Staples Merger Agreement, and (iii) within 12 months of the termination of the Staples Merger Agreement, the Company enters into an alternative transaction. Staples is required to pay Office Depot a termination fee of $250 million if the Staples Merger Agreement is terminated in certain circumstances relating to the antitrust regulatory review process. On February 2, 2016, the Company and Staples entered into a letter agreement to waive, until May 16, 2016, certain of their respective rights to terminate the Staples Merger Agreement.

In addition, whether or not the Staples Acquisition is completed, the uncertainty related to the proposed Staples Acquisition could continue to adversely impact our business through several factors, including, but not limited to: (i) our current customers may experience uncertainty associated with the Staples Acquisition and may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us; (ii) we may face additional challenges in competing for new and renewal business; (iii) vendors or suppliers may seek to modify or terminate their business relationships with us; and (iv) our ability to retain and hire associates.

In 2016, the Company expects to incur $30 million of additional expenses related to the extended regulator reviews of the pending acquisition by Staples. The $72 million accrued retention will be paid in the first quarter of 2016, regardless of review decisions.

Cash Flows

Cash provided by (used in) operating, investing and financing activities is summarized as follows:

(In millions)	2015	2014	2013
Operating activities	$126	$156	$(107)
Investing activities	(74)	(28)	1,028
Financing activities	(25)	15	(640)

Operating Activities

The 2015 and 2014 operating cash flows reflect a full year of operations as a combined company compared to the 2013 impact of the OfficeMax business only following the Merger date of November 5, 2013. Operating activities reflect outflows related to Merger and integration activities in all three years. Cash used in operating activities in 2013 was negatively impacted by the payment of $147 million of income taxes related to the Company’s gain on the disposition of the investment in Office Depot de Mexico. The source of cash from this gain is shown in Investing activities.

Changes in net working capital for 2015 resulted in a $276 million use of cash compared to $10 million in 2014 and $77 million in 2013. The working capital factors in 2015 includes $77 million settlement payment of the Legal Accrual, the payment of the 2014 accrued incentive pay, and a net use of cash in integration related activities. Additionally, inventory levels are higher at year-end 2015 when compared to the 2014 period, impacted by the supply chain integration. The working capital factors in 2014 are largely attributable to timing, including the impact on certain payables of a one day shift in the retail calendar. The change in accounts receivable in 2013 was influenced by the timing of certain vendor arrangements, largely offset by proceeds from an account receivable factoring agreement in France. The increase in inventories in 2013 reflects building above prior year levels for the back to business selling cycle. Inventory balances were lower at the end of 2012 as a result of initiatives to better manage working capital. The working capital changes in 2013 were also impacted by the timing of the Merger, which caused the consolidated cash flows to reflect the changes in the OfficeMax working capital accounts from the Merger date through year-end 2013.

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

The Company expects total Company sales in 2016 to be lower than 2015, primarily due to its decision to close certain stores, continued business disruption from the pending Staples Acquisition, challenging market trends in our industry, and the negative impact of currency translation.

Investing Activities

During 2015, $163 million was used for capital expenditures and $9 million was used for acquisition of an interior furniture business. These outflows were partially offset by $97 million of proceeds from the disposition of assets and other, primarily, the sale of warehouse facilities that previously were classified as held for sale. Additional facility sales are anticipated as the Real Estate Strategy is implemented. The use of cash in 2014 reflects $123 million of capital expenditures, partially offset by $43 million proceeds from the disposition of Grupo OfficeMax, $43 million proceeds from the sale of Boise Cascade Company common stock, and $12 million proceeds from the disposition of assets and other.

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

Financing Activities

During 2015, payments on short- and long-term borrowings were $51 million, partially offset by proceeds from short- and long-term borrowings of $20 million and employee share-based transactions of $7 million. The 2014 source of cash resulted from net proceeds from exercise of employee share-based transactions of $39 million and proceeds from borrowings of $21 million. Payments on long and short-term borrowings were $45 million during 2014.

In 2013, the Company redeemed 50% of its preferred stock in July and the remaining 50% in November with total cash payments of $431 million. The redemption payment of $431 million includes the liquidation preference of $407 million and redemption premium of $24 million, measured at 6% of the liquidation preference. The premium of $24 million is included in the $63 million dividend of preferred stock. Contractual dividends on preferred stock were paid in cash in 2013. Also in 2013, the Company repaid the $150 million of 6.25% senior notes at maturity. Net repayments on long and short-term borrowings were $21 million in 2013.

Off-Balance Sheet Arrangements

As of December 26, 2015, we lease retail stores and other facilities and equipment under operating lease agreements, which are included in the table below. In addition, Note 16, “Commitments and Contingencies,” of the Consolidated Financial Statements describes certain of our arrangements that contain indemnifications.

Contractual Obligations

The following table summarizes our contractual cash obligations at December 26, 2015, and the effect such obligations are expected to have on liquidity and cash flow in future periods. Some of the figures included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the amounts we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period
(In millions)	Total	2016	2017- 2018	2019- 2020	Thereafter
Contractual Obligations
Recourse debt:
Long-term debt obligations (1)	$703	$59	$79	$302	$263
Short-term borrowings (2)	4	4	—	—	—
Capital lease obligations (3)	263	42	73	59	89
Non-recourse debt (4)	908	40	80	788	—
Operating lease obligations (5)	2,428	619	896	496	417
Purchase obligations (6)	83	55	28	—	—

Total contractual cash obligations	$4,389	$819	$1,156	$1,645	$769

(1)	Long-term obligations consist primarily of expected payments (principal and interest) on our $250 million Senior Secured Notes and $186 million of revenue bonds at various interest rates.

(2)	Short-term borrowings consist of amounts outstanding under credit facilities for certain of our international subsidiaries.

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

(5)

The operating lease obligations presented reflect future minimum lease payments due under the non-cancelable portions of our leases, as of December 26, 2015. Some of our retail store leases require percentage rentals on sales above specified minimums and contain escalation clauses. The minimum lease payments shown in the table above do not include contingent rental expense and have not been reduced by sublease income of $51 million. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. Our operating lease obligations are described in Note 10, “Leases,” of the Consolidated Financial Statements.

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

If we can unilaterally terminate the agreement simply by providing a certain number of days notice or by paying a termination fee, we have included the amount of the termination fee or the amount that would be paid over the “notice period.” As of December 26, 2015, purchase obligations include marketing services, outsourced accounting services, certain fixed assets and software licenses, service and maintenance contracts for information technology and communication. Contracts that can be unilaterally terminated without a penalty have not been included.

Our Consolidated Balance Sheet as of December 26, 2015 includes $459 million classified as Deferred income taxes and other long-term liabilities. Deferred income taxes and other long-term liabilities primarily consist of net long-term deferred income taxes, deferred lease credits, long-term restructuring accruals, certain liabilities under our deferred compensation plans, accruals for uncertain tax positions, and environmental accruals. Certain of these liabilities have been excluded from the above table as either the amounts are fully funded or the timing and/or the amount of any cash payment is uncertain. Refer to Note 3, “Merger, Restructuring, and Other Accruals,” for a discussion of our restructuring accruals and Note 9, “Income Taxes,” of the Consolidated Financial Statements for additional information regarding our deferred tax positions and accruals for uncertain tax positions.

Our Consolidated Balance Sheet as of December 26, 2015 also includes $184 million classified as Pension and postretirement obligations, net, which is also excluded from the table above, as the timing of the cash payments is uncertain. Our estimate is that payments in future years will total $269 million. This estimate represents the minimum contributions required per Internal Revenue Service funding rules and the Company’s estimated future payments under pension and postretirement plans. Actuarially-determined liabilities related to pension and postretirement benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, healthcare cost trends, benefit payment patterns and other factors. Changes in assumptions related to the measurement of funded status could have a material impact on the amount reported.

In addition to the above, we have outstanding letters of credit totaling $84 million at December 26, 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies and estimates have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies can be found in Note 1, “Summary of Significant Accounting Policies,” of the Consolidated Financial Statements. We have also identified certain accounting policies and estimates that we consider critical to understanding our business and our results of operations and we have provided below additional information on those policies. No significant changes have been made during 2015 to the methodologies used in preparing the estimates discussed below.

Merger impacts — The integration of two like companies generally is expected to provide benefits from reduction of duplicate functions and greater economies of scale. Such benefits will be reflected as lower operating costs as the integration continues. However, the integration also results in significant costs related to the closure of facilities, severance of employees and incurring incremental costs required to merge the two companies where such costs are not expected to be incurred in periods following the integration. During 2015, the Company recognized $140 million of Merger costs and costs are expected to continue through the integration timeline. Also, gains and losses may be recognized from dispositions of properties that are no longer in use following Merger-related facility consolidation and closure. Gains are recognized when realized; losses are recognized when closure or disposition decisions are made. These costs, net of gains, are included in Merger, restructuring and other operating expenses, net in the Consolidated Statements of Operations. Refer to the Long-lived asset impairments, Goodwill and other intangible assets, and Closed store accruals sections below for additional Merger-related impacts. The accounting policies for the recognition of these Merger costs are the same as those the Company follows for other asset impairments, severance accruals, facility closure costs and gains and loss on dispositions. Refer to Note 1, “Summary of Significant Accounting Policies,” of the Consolidated Financial Statements for further discussion of these policies.

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

Vendor programs are recognized throughout the year based on judgment and estimates and amounts due from vendors are generally settled throughout the year based on purchase volumes. The final amounts due from vendors are generally known soon after year-end. Substantially all vendor program receivables outstanding at the end of the year are settled within the three months following year-end. We believe that our historical collection rates of these receivables provide a sound basis for our estimates of anticipated vendor payments throughout the year.

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

Long-lived asset impairments — Long-lived assets with identifiable cash flows are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We access recovery of the asset or asset groups using estimates of cash flows directly associated with the future use and eventual disposition of the asset or asset groups. If undiscounted cash flows are insufficient to recover the asset, an impairment is measured as the difference between the asset’s estimated fair value (generally, the discounted cash flows or its salvage value) and its carrying value, and any costs of disposition. Factors that could trigger an impairment assessment include, among others, a significant change in the extent or manner in which an asset is used or the business climate that could affect the value of the asset. As integration activities continue, the Company may identify assets or asset groups for sale or abandonment and incur impairment charges.

Because of the period of declining sales and following identification in 2014 of the Real Estate Strategy, store assets have been reviewed quarterly for recoverability of their asset carrying amounts. The frequency of this test may change in future periods if performance warrants. The analysis uses input from retail store operations and the Company’s accounting and finance personnel that organizationally report to the chief financial officer. These projections are based on management’s estimates of store-level sales, gross margins, direct expenses, and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. If the anticipated cash flows of a store cannot support the carrying value of its assets, the assets are written down to estimated fair value. Store asset impairment charges of $12 million, $25 million and $26 million for 2015, 2014 and 2013, respectively, are included in Asset impairments in the Consolidated Statements of Operations. Based on the fourth quarter 2015 analysis, a 100 basis point decrease in next year sales, combined with a 50 basis point decrease in gross margin, would have increased the impairment charge by less than $1 million. Further, a 100 basis point decrease in sales for all periods would have increased the impairment charge by an additional $2 million.

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

Goodwill and other intangible assets — Indefinite-lived intangible assets, such as goodwill, are tested at least annually for impairment and definite-lived intangible assets are reviewed to ensure the remaining useful lives are appropriate. An impairment analysis may be conducted between annual tests if events or circumstances suggest an intangible asset may not be recoverable.

The Company elected to perform its 2015 goodwill impairment test using a quantitative discounted cash flow analysis supplemented with market comparison data. The estimated fair value of each reporting unit substantially exceeded its carrying value at the test date, which was the first day of the third quarter. The reporting unit of Australia and New Zealand, which has $15 million of goodwill, had an estimated fair value at the test date more than 50% above it carrying value. That estimated fair value assumes growth in sales and operational benefits from restructuring activities, which are not assured. However, the Company believes there are no current indicators of impairment in this reporting unit.

Other intangible assets primarily include favorable lease assets and customer relationship values. The favorable lease assets were established in the Merger for individual leases with rental rates below current market rates for comparable properties and assumed renewal of all available options. The favorable lease assets are being amortized over the same periods. Should the Company decide to close a facility prior to the full contemplated term, recovery of the intangible asset will be subject to then-current sublease prospects. During 2015, the Company recognized $1 million of impairment of favorable lease assets because of closure activity.

At December 26, 2015, the net carrying amount of customer relationships in the North America contract channel totaled $30 million, primarily related to the Merger. The original valuation assumed continuation of attrition rates previously experienced with the contract business and synergy benefits from the Merger. If the Company experiences an unanticipated decline in sales or profitability associated with these customers, the remaining useful life will be reassessed and either acceleration of amortization or impairment could result.

Closed store accruals — During 2014, the Company developed the Real Estate Strategy that included closing of at least 400 retail stores in the United States through 2016. At the point of closure, we recognize a liability for the remaining costs related to the property, reduced by an estimate of any sublease income. The calculation of this liability requires us to make assumptions and to apply judgment regarding the remaining term of the lease (including vacancy period), anticipated sublease income, and costs associated with vacating the premises. Lease commitments with no economic benefit to the Company are discounted at the credit-adjusted discount rate at the time of each location closure. With assistance from independent third parties to assess market conditions, we periodically review these judgments and estimates and adjust the liability accordingly. Future fluctuations in the economy and the market demand for commercial properties could result in material changes in this liability.

Costs associated with facility closures that are related to Merger and restructuring activities are and, in future periods will be, presented in Merger, restructuring and other operating activities, net in our Consolidated Statements of Operations. Costs associated with facility closures that are deemed operational are included in Selling, general and administrative expenses.

Pensions and other postretirement benefits — In addition to an existing but closed defined benefit plan in Europe, the Company assumed responsibility for certain OfficeMax defined benefit pension plans and retiree medical benefit and life insurance plans. The OfficeMax plans are frozen and do not allow new entrants. At December 26, 2015, the funded status of our existing and assumed OfficeMax defined benefit pension and other postretirement benefit plans was a liability of $185 million. Changes in assumptions related to the measurement of funded status could have a material impact on the amount reported. We are required to calculate our pension expense and liabilities using actuarial assumptions, including mortality assumptions, a discount rate and long-term asset rate of return. For year end 2015 measurement, we updated North America benefit plans’ mortality assumptions based on tables recently-published by Society of Actuaries’ Retirement Plan Experience Committee. We do not anticipate changes to those assumptions in the near future. We base our North America plans’ discount rate assumptions on the rates of return for theoretical portfolio of high-grade corporate bonds (rated AA- or better) with cash flows that generally match our expected benefit payments in future years. The discount rate for the European plan is derived based on long-term UK government fixed income yields, having regard to the proportion of assets in each asset class. We base our long-term asset rate of return assumptions on the average rates of earnings expected on invested assets. Based on current market conditions, for year end 2015 measurements, the discount rate and the assumed long-term rate of return on plan assets decreased. Currently, the net impact of these plans is an annual credit to income. However, because of the judgments and estimates included in pension and other benefit valuation, such amount could change in future periods and have a significant impact on our financial position and results of operations. A 50 basis point reduction in the discount rate would increase the 2016 pension expense credit by $3 million. A 50 basis point reduction in the assumed long-term rate of return on plan assets would reduce the 2016 net pension credit by $5 million.

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

The Company has significant deferred tax assets in the U.S. and in certain foreign jurisdictions against which valuation allowances have been established to reduce such deferred tax assets to the amount that is more likely than not to be realized. As of 2015, valuation allowances remain in the U.S. and certain foreign jurisdictions where the Company believes it is necessary to see further positive evidence, such as sustained achievement of cumulative profits, before these valuation allowances can be released. Given the current earnings trend in the U.S., sufficient positive evidence may become available for the Company to release all or a portion of the U.S. valuation allowance in a future period. Of the $493 million U.S. valuation allowance remaining at December 26, 2015, it is reasonably possible that $265-$360 million may be released in 2016, which would result in a non-cash income tax benefit in the period of release. In addition, if positive evidence develops, the Company may also release valuation allowances in certain foreign jurisdictions in 2016, which would result in an income tax benefit of $3 million in the period of release. However, the exact timing and amount of the valuation allowance releases are subject to change based on the level of profitability actually achieved in future periods.

In addition to judgments associated with valuation allowances, our current tax provision can be affected by our mix of income and identification or resolution of uncertain tax positions. Because income from domestic and international sources may be taxed at different rates, the shift in mix during a year or over years can cause the effective tax rate to change. We base our rate during the year on our best estimate of an annual effective rate, and update that estimate quarterly, with the cumulative effect of a change in the anticipated annual rate reflected in the tax provision of that period. Such changes can result in significant interim reporting volatility. This volatility can result from changes in our projected earnings levels, the mix of income, the impact of valuation allowances in certain jurisdictions and the interim accounting rules applied to entities expected to pay taxes on a full year basis, but recognizing losses in an interim period.

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

Interest Rate Risk

We are exposed to the impact of interest rate changes on cash, cash equivalents, debt obligations, and defined benefit pension and other postretirement plans.

The impact on cash and cash equivalents held at December 26, 2015 from a hypothetical 10% decrease in interest rates would be a decrease in interest income of less than $1 million.

The following tables provide information about our debt portfolio outstanding as of December 26, 2015 that is sensitive to changes in interest rates. The following table does not include our obligations for pension plans and other postretirement benefits, although market risk also arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. We sponsor U.S. defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees. These plans were acquired in the Merger transaction and have been frozen since 2004. Our active employees and all inactive participants who are covered by these plans are no longer accruing additional benefits. However, the pension plans obligations are still subject to change due to fluctuations in long-term interest rates as well as factors impacting actuarial valuations, such as retirement rates and pension plan participants’ increased life expectancies. In addition to changes in pension plan obligations, the amount of plan assets available to pay benefits, contribution levels and expense are also impacted by the return on the pension plan assets. The pension plan assets include U.S. equities, international equities, global equities and fixed-income securities, the cash flows of which change as equity prices and interest rates vary. The risk is that market movements in equity prices and interest rates could result in assets that are insufficient over time to cover the level of projected obligations. This in turn could result in significant changes in pension expense and funded status, further impacting future required contributions. Management, together with the trustees who act on behalf of the pension plan beneficiaries, assess the level of this risk using reports prepared by independent external actuaries and investment advisors and take action, where appropriate, in terms of setting investment strategy and agreed contribution levels.

	2015			2014
(In millions)	Carrying Value	Fair Value	Risk Sensitivity	Carrying Value	Fair Value	Risk Sensitivity
Financial assets:
Timber notes receivable	$905	$909	$17	$926	$930	$21
Financial liabilities:
Recourse debt:
Senior Secured Notes, due 2019	$250	$265	$4	$250	$280	$2
7.35% debentures, due 2016	$18	$18	$—	$18	$18	$—
Revenue bonds, due in varying amounts periodically through 2029	$186	$186	$6	$186	$185	$7
American & Foreign Power Company, Inc. 5% debentures, due 2030	$14	$13	$1	$14	$13	$1
Non-recourse debt	$819	$825	$15	$839	$845	$18

The risk sensitivity of fixed rate debt reflects the estimated increase in fair value from a 50 basis point decrease in interest rates, calculated on a discounted cash flow basis. The sensitivity of variable rate debt reflects the possible increase in interest expense during the next period from a 50 basis point change in interest rates prevailing at year-end.

Foreign Exchange Rate Risk

We conduct business through entities in various countries outside the United States where their functional currency is not the U.S. dollar. Our principal international operations are in countries with Euro, British Pound, Canadian Dollar, Australian Dollar, and New Zealand Dollar functional currencies. We continue to assess our exposure to foreign currency fluctuation against the U.S. dollar. As of December 26, 2015, a 10% change in the applicable foreign exchange rates would result in an increase or decrease in our pretax earnings of $7 million.

Although operations generally are conducted in the relevant local currency, we also are subject to foreign exchange transaction exposure when our subsidiaries transact business in a currency other than their own functional currency. This exposure arises primarily from inventory purchases denominated in a foreign currency. At December 26, 2015, there are foreign exchange forward contracts with an aggregate notional amount of $29 million hedging inventory exposures. Also, from time-to-time, we enter into foreign exchange forward transactions to protect against possible changes in exchange rates related to scheduled or anticipated cash movements among our operating entities. At December 26, 2015, foreign exchange forward contracts with an aggregate notional amount of $64 million were in place to hedge these movements. The highest notional amount outstanding for all the foreign exchange forward contracts at any point during 2015 was $93 million during the month of December. Derivative contracts are marked to market at each reporting period. Gains and loss are presented in the same caption as the hedged item or Other income, net, as appropriate. The economic hedging transactions are not considered material.

Generally, we evaluate the performance of our international businesses by focusing on the results of the business in local currency, and not with regard to the translation into U.S. dollars, as the latter is impacted by external factors. However, changes in foreign exchange rates have affected comparison of reported U.S. dollars Division results. Where applicable, changes in U.S. dollars and constant currencies have been reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Commodities Risk

We operate a large network of stores and delivery centers around the world. As such, we purchase fuel needed to transport products to our stores and customers as well as pay shipping costs to import products from overseas. We are exposed to potential changes in the underlying commodity costs associated with this transport activity.

We enter into economic hedge transactions for a portion of our anticipated fuel consumption in the U.S. These arrangements are marked to market at each reporting period. Some of these arrangements may not be designated as hedges for accounting purposes and changes in value are recognized in current earnings through the Cost of goods sold and occupancy costs line on the Consolidated Statements of Operations. Those that are designated as hedges for accounting purposes are also marked to market at each reporting period, with the change in value deferred in accumulated other comprehensive income until the related fuel is consumed. At December 26, 2015, we had entered into contracts for approximately 7 million gallons of fuel that will be settled monthly through January 2017. Currently, these economic hedging transactions are not considered material. As of December 26, 2015, excluding the impact of any hedge transaction, a 10% change in domestic commodity costs would result in an increase or decrease in our operating profit of $4 million.

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

NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that supersedes most current revenue recognition guidance and modifies the accounting for certain costs associated with revenue generation. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a number of steps to apply to achieve that principle and requires additional disclosures. The standard was originally to be effective for the Company’s first quarter of 2017. In July 2015, the FASB approved a one year extension to the required implementation date but also permits companies to adopt the standard at the original effective date of 2017. Adoption before the original effective date of 2017 is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is assessing what impacts this new standard will have on its Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Refer to information in the “Market Sensitive Risks and Positions” subsection of Part II — Item 7. “MD&A” of this Annual Report.

Item 8. Financial Statements and Supplementary Data.

Refer to Part IV — Item 15(a) of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Based on management’s evaluation which included the participation of the Company’s Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), as of December 26, 2015, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Act”)), were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that the Company files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

In evaluating our Internal Control, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 26, 2015.

Our internal control over financial reporting as of December 26, 2015, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Office Depot, Inc.

Boca Raton, Florida

We have audited the internal control over financial reporting of Office Depot, Inc. and subsidiaries (the “Company”) as of December 26, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended December 26, 2015 of the Company and our report dated February 23, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

February 23, 2016

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information concerning our executive officers is set forth in Part 1 — Item 1. “Business” of this Annual Report under the caption “Executive Officers of the Registrant.”

Information required by this item with respect to our directors and the nomination process will be contained under the heading “Election of Directors” in the proxy statement for our 2016 Annual Meeting of Shareholders to be filed with the SEC (the “Proxy Statement”) within 120 days after the end of our fiscal year, which information is incorporated by reference in this Annual Report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item with respect to securities authorized for issuance under the Company’s equity compensation plans is contained in the Proxy Statement under the heading “Equity Compensation Plan Information” and is incorporated herein by reference in this Annual Report.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

1.	The financial statements listed in “Index to Financial Statements.”

2.	The financial statement schedules listed in “Index to Financial Statement Schedules.”

3.	The exhibits listed in “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of February 2016.

OFFICE DEPOT, INC.

By:	/s/ ROLAND C. SMITH
Roland C. Smith
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 23, 2016.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Office Depot, Inc.

Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Office Depot, Inc. and subsidiaries (the “Company”) as of December 26, 2015 and December 27, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 26, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Office Depot, Inc. and subsidiaries as of December 26, 2015 and December 27, 2014, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 26, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 26, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

February 23, 2016

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	2015	2014	2013
Sales	$14,485	$16,096	$11,242
Cost of goods sold and occupancy costs	10,983	12,320	8,616

Gross profit	3,502	3,776	2,626

Selling, general and administrative expenses	3,042	3,479	2,560
Asset impairments	13	88	70
Merger, restructuring, and other operating expenses, net	332	403	201
Legal accrual	—	81	—

Operating income (loss)	115	(275)	(205)

Other income (expense):
Interest income	24	24	5
Interest expense	(93)	(89)	(69)
Gain on disposition of joint venture	—	—	382
Other income, net	1	—	14

Income (loss) before income taxes	47	(340)	127
Income tax expense	39	12	147

Net income (loss)	8	(352)	(20)
Less: Results attributable to the noncontrolling interests	—	2	—

Net income (loss) attributable to Office Depot, Inc.	8	(354)	(20)
Preferred stock dividends	—	—	73

Net income (loss) attributable to common stockholders	$8	$(354)	$(93)

Basic and diluted earnings (loss) per share	$0.01	$(0.66)	$(0.29)

The accompanying notes to consolidated financial statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	2015	2014	2013
Net income (loss)	$8	$(352)	$(20)
Other comprehensive income (loss), net of tax, where applicable:
Foreign currency translation adjustments	(78)	(78)	47
Change in deferred pension, net of $1 million, $1 million, and $10 million of deferred income taxes in 2015, 2014, and 2013, respectively	1	(87)	12

Total other comprehensive income (loss), net of tax, where applicable	(77)	(165)	59

Comprehensive income (loss)	(69)	(517)	39
Comprehensive income attributable to the noncontrolling interest	—	2	—

Comprehensive income (loss) attributable to Office Depot, Inc.	$(69)	$(519)	$39

The accompanying notes to consolidated financial statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares and par value)

	December 26, 2015	December 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,069	$1,071
Receivables, net	1,166	1,264
Inventories	1,698	1,638
Prepaid expenses and other current assets	127	158

Total current assets	4,060	4,131
Property and equipment, net	785	963
Goodwill	378	391
Other intangible assets, net	54	72
Timber notes receivable	905	926
Deferred income taxes	24	36
Other assets	236	238

Total assets	$6,442	$6,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,319	$1,340
Accrued expenses and other current liabilities	1,355	1,514
Income taxes payable	13	4
Short-term borrowings and current maturities of long-term debt	56	32

Total current liabilities	2,743	2,890
Deferred income taxes and other long-term liabilities	459	541
Pension and postretirement obligations, net	184	196
Long-term debt, net of current maturities	634	670
Non-recourse debt	819	839

Total liabilities	4,839	5,136

Commitments and contingencies

Stockholders’ equity:
Common stock — authorized 800,000,000 shares of $.01 par value; issued shares — 554,835,306 in 2015 and 551,097,537 in 2014	6	6
Additional paid-in capital	2,607	2,556
Accumulated other comprehensive income	30	107
Accumulated deficit	(982)	(990)
Treasury stock, at cost — 5,915,268 shares in 2015 and 2014	(58)	(58)

Total equity	1,603	1,621

Total liabilities and stockholders’ equity	$6,442	$6,757

The accompanying notes to consolidated financial statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$8	$(352)	$(20)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	283	313	209
Charges for losses on inventories and receivables	60	66	59
Asset impairments	13	88	70
Compensation expense for share-based payments	44	38	38
Loss (gain) on disposition of joint ventures	—	2	(382)
Deferred income taxes and deferred tax asset valuation allowances	7	—	8
Loss (gain) on disposition of assets	(36)	6	(3)
Other	23	5	(9)
Changes in assets and liabilities:
Decrease (increase) in receivables	47	(3)	(2)
Increase in inventories	(139)	(1)	(34)
Net decrease (increase) in prepaid expenses and other assets	22	14	(2)
Net decrease in trade accounts payable, accrued expenses and other current and other long-term liabilities	(206)	(20)	(39)

Total adjustments	118	508	(87)

Net cash provided by (used in) operating activities	126	156	(107)

Cash flows from investing activities:
Capital expenditures	(163)	(123)	(137)
Acquired cash in Merger, net	—	—	457
Proceeds from sale of joint ventures, net	—	43	675
Return of investment in Boise Cascade Holdings, L.L.C.	—	—	35
Proceeds from sale of available for sale securities	—	43	—
Acquisition, net of cash acquired	(9)	—	—
Restricted cash	1	(3)	(4)
Proceeds from disposition of assets and other	97	12	2

Net cash provided by (used in) investing activities	(74)	(28)	1,028

Cash flows from financing activities:
Net proceeds from employee share-based transactions	7	39	3
Debt retirement	—	—	(150)
Debt related fees	(1)	—	(1)
Redemption of redeemable preferred stock	—	—	(407)
Redeemable preferred stock dividends	—	—	(63)
Proceeds from issuance of borrowings	20	21	23
Payments on long and short-term borrowings	(51)	(45)	(45)

Net cash provided by (used in) financing activities	(25)	15	(640)

Effect of exchange rate changes on cash and cash equivalents	(29)	(27)	3
Net increase (decrease) in cash and cash equivalents	(2)	116	284
Cash and cash equivalents at beginning of period	1,071	955	671

Cash and cash equivalents at end of period	$1,069	$1,071	$955

Supplemental information on operating, investing, and financing activities
Cash interest paid, net of amounts capitalized and Timber notes/Non-recourse debt	$67	$68	$65
Cash taxes paid (refunded)	8	(10)	139
Non-cash asset additions under capital leases	25	21	10
Issuance of common stock associated with the Merger (refer to Note 2)	$—	$—	$1,395

The accompanying notes to consolidated financial statements are an integral part of these statements.

OFFICE DEPOT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except share amounts)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at December 29, 2012	291,734,027	$3	$1,120	$213	$(616)	$(58)	$—	$662
Acquisition of noncontrolling interest							1	1
Net loss					(20)			(20)
Other comprehensive income				59				59
Common stock issuance related to OfficeMax merger	239,344,963	2	1,393					1,395
Preferred stock dividends			(73)					(73)
Grant of long-term incentive stock	3,230,565							—
Forfeiture of restricted stock	(762,496)							—
Exercise and release of incentive stock (including income tax benefits and withholding)	3,082,701		2					2
Amortization of long-term incentive stock grants			38					38

Balance at December 28, 2013	536,629,760	$5	$2,480	$272	$(636)	$(58)	$1	$2,064
Decrease in subsidiary shares from noncontrolling interests							(1)	(1)
Net loss					(354)			(354)
Other comprehensive income				(165)				(165)
Forfeiture of restricted stock	(742,823)							—
Exercise and release of incentive stock (including income tax benefits and withholding)	15,210,600	1	38					39
Amortization of long-term incentive stock grants			38					38

Balance at December 27, 2014	551,097,537	$6	$2,556	$107	$(990)	$(58)	$—	$1,621
Net income					8			8
Other comprehensive income				(77)				(77)
Forfeiture of restricted stock	(80,170)							—
Exercise and release of incentive stock (including income tax benefits and withholding)	3,817,939		7					7
Amortization of long-term incentive stock grants			44					44

Balance at December 26, 2015	554,835,306	$6	$2,607	$30	$(982)	$(58)	$—	$1,603

The accompanying notes to consolidated financial statements are an integral part of these statements.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Office Depot, Inc. (“Office Depot” or the “Company”) is a global supplier of office products and services. On November 5, 2013, the Company merged with OfficeMax Incorporated (“OfficeMax”); refer to Note 2 for additional discussion of this merger (the “Merger”). OfficeMax’s results are included in the Consolidated Statements of Operations and Cash Flows since the Merger date, affecting comparability of amounts in the three years presented. The merged Company currently operates under several banners, including Office Depot® and OfficeMax® and utilizes several proprietary company and product brand names. The Company’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol ODP.

As of December 26, 2015, the Company sold to customers throughout North America, Europe, and Asia/Pacific through three reportable segments (or “Divisions”): North American Retail Division, North American Business Solutions Division and International Division. Due to the sale of the Company’s interest in Grupo OfficeMax S. de R.L. de C.V. and related entities (together, “Grupo OfficeMax”) in August 2014, the joint venture’s results are reported as Other to align with how this information was presented for management reporting.

Office Depot currently operates through wholly-owned entities and participates in other ventures and alliances. The Company’s corporate headquarters is located in Boca Raton, FL, and the Company’s primary website is www.officedepot.com.

On February 4, 2015, Staples, Inc. (“Staples”) and the Company announced that the companies have entered into a definitive merger agreement (the “Staples Merger Agreement”), under which Staples will acquire all of the outstanding shares of Office Depot and the Company will become a wholly owned subsidiary of Staples (the “Staples Acquisition”). Under the terms of the Staples Merger Agreement, Office Depot shareholders will receive, for each Office Depot share held by such shareholders, $7.25 in cash and 0.2188 of a share in Staples common stock at closing (the “Merger Consideration”). Each employee share-based award outstanding at the date of the Staples Merger Agreement will vest upon the effective date of the Staples Acquisition. Upon the effective date of the Staples Acquisition, employee share-based awards subsequently granted in 2015 will be converted into a contingent right to receive the cash equivalent of the Merger Consideration subject to the same terms and conditions of the corresponding award; provided that performance and vesting periods shall be reduced in duration. The Staples Merger Agreement includes representations, warranties and conditions, including breakup fees payable or receivable under certain conditions if the transaction fails to close. Under the Staples Merger Agreement, the 9.75% Senior Secured Notes (“Senior Secured Notes”) will be discharged, redeemed or defeased at the Effective Time of the Staples Acquisition.

The transaction has been approved by both companies’ Boards of Directors and Office Depot shareholders. The completion of the Staples Acquisition is subject to customary closing conditions including, among others, regulatory approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and under the antitrust and competition laws of the European Union and Canada. The Company and Staples have received antitrust clearance for the transaction from regulators in Australia, New Zealand and China.

On February 10, 2016, Staples announced that it has received conditional approval from European Union regulatory authorities to acquire Office Depot and the parties plan to divest Office Depot’s European businesses in connection with the consummation of the pending acquisition of Office Depot by Staples.

On December 7, 2015, the United States Federal Trade Commission (the “FTC”) informed Office Depot and Staples that it intends to block the Staples Acquisition. On the same date, Office Depot and Staples announced their intent to contest the FTC’s decision to challenge the transaction. Also on December 7, 2015, the Canadian

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Competition Bureau filed an application to block the transaction with the Canadian Competition Tribunal. On February 2, 2016, the Company and Staples entered into a letter agreement to waive, until May 16, 2016, certain of their respective rights to terminate the Staples Merger Agreement.

The Company has agreed to pay a fee of $185 million to Staples if each of the following conditions are met: (i) the Staples Merger Agreement is terminated by the Company before the date permitted by the Staples Merger Agreement, as amended, (ii) a third party has made an acquisition proposal before the termination of the Staples Merger Agreement, and (iii) within 12 months of the termination of the Staples Merger Agreement, the Company enters into an alternative transaction. Staples is required to pay Office Depot a termination fee of $250 million if the Staples Merger Agreement is terminated in certain circumstances relating to the antitrust regulatory review process.

Refer to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2015 for additional information on the transaction. Also, refer to Note 3 for expenses incurred in 2015 related to the Staples Acquisition.

Basis of Presentation: The consolidated financial statements of Office Depot include the accounts of all wholly owned and financially controlled subsidiaries prior to disposition. Also, variable interest entities formed by OfficeMax in prior periods solely related to the Timber Notes and Non-recourse debt are consolidated because the Company is the primary beneficiary. Refer to Note 7 for additional information. As a result of the Merger, the Company owns 88% of a subsidiary that formerly owned assets in Cuba, which were confiscated by the Cuban government in the 1960’s. Due to various asset restrictions, the fair value of this investment at the Merger date was not determinable and no amounts are included in the consolidated financial statements. Intercompany transactions have been eliminated in consolidation.

The equity method of accounting is used for investments in which the Company does not control but either shares control equally or has significant influence; the cost method is used when the Company neither shares control nor has significant influence.

During the fourth quarter of 2015, the Company early adopted the new accounting standard that requires debt issuance costs to be presented as a reduction of the related liability rather than as an asset and the new accounting standard that requires that all deferred taxes be presented as noncurrent on the Consolidated Balance Sheets. Amounts reported in the Consolidated Balance Sheet as of December 27, 2014 have been reclassified to conform with current year presentation, as follows.

(In millions)	Previously Reported	Changes	As Reported
Assets:
Prepaid expenses and other current assets	$245	$(87)	$158
Deferred income taxes — noncurrent	32	4	36
Other assets	242	(4)	238
Total assets	6,844	(87)	6,757
Liabilities:
Accrued expenses and other current liabilities	1,517	(3)	1,514
Deferred income taxes and other long-term liabilities	621	(80)	541
Long term debt, net of current maturities	674	(4)	670
Total liabilities	5,223	(87)	5,136

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also early adopted for 2015 reporting the new accounting standard that allows as a practical expedient, the measurement of pension assets and liabilities at the calendar year end, rather than the fiscal year end date. There were no changes to prior reported amounts or disclosures from adopting this standard.

Fiscal Year: Fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Certain international locations operate on a calendar year basis; however, the reporting difference is not considered significant. All years presented in the Consolidated Financial Statements consisted of 52 weeks; fiscal year 2016 will include 53 weeks.

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

Amounts not yet presented for payment to zero balance disbursement accounts of $32 million and $91 million at December 26, 2015 and December 27, 2014, respectively, are presented in Trade accounts payable and Accrued expenses and other current liabilities.

Cash and cash equivalents held outside the United States at December 26, 2015 amounted to $253 million.

Receivables: Trade receivables, net, totaled $774 million and $812 million at December 26, 2015 and December 27, 2014, respectively. An allowance for doubtful accounts has been recorded to reduce receivables to an amount expected to be collectible from customers. The allowance at December 26, 2015 and December 27, 2014 was $16 million and $18 million, respectively.

Exposure to credit risk associated with trade receivables is limited by having a large customer base that extends across many different industries and geographic regions. However, receivables may be adversely affected by an economic slowdown in the United States or internationally. No single customer accounted for more than 10% of total sales or receivables in 2015, 2014 or 2013.

Other receivables are $392 million and $452 million at December 26, 2015 and December 27, 2014, respectively, of which $308 million and $360 million, respectively, are amounts due from vendors under purchase rebate, cooperative advertising and various other marketing programs.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company sells selected accounts receivables on a non-recourse basis to an unrelated financial institution under a factoring agreement in France. The Company accounts for this transaction as a sale of receivables, removes receivables sold from its financial statements, and records cash proceeds when received by the Company as cash provided by operating activities in the Consolidated Statements of Cash Flows. The financial institution retains a portion of the sold receivables as a guarantee until the receipt of the proceeds associated with the factored invoices. Retention guarantees of $10 million and $11 million are included in Prepaid expenses and other current assets in the Consolidated Balance Sheets as of December 26, 2015 and December 27, 2014, respectively.

In 2015 and 2014, the Company withdrew $345 million and $479 million, respectively, under the factoring agreement. Receivables sold for which the Company did not obtain cash directly from the financial institution are included in Receivables and amount to $6 million as of December 26, 2015 and December 27, 2014.

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

Property and Equipment: Property and equipment additions are recorded at cost. Depreciation and amortization is recognized over the estimated useful lives using the straight-line method. The useful lives of depreciable assets are estimated to be 15-30 years for buildings and 3-10 years for furniture, fixtures and equipment. Computer software is amortized over three years for common office applications, five years for larger business applications and seven years for certain enterprise-wide systems. Leasehold improvements are amortized over the shorter of the estimated economic lives of the improvements or the terms of the underlying leases, including renewal options considered reasonably assured. The Company capitalizes certain costs related to internal use software that is expected to benefit future periods. These costs are amortized using the straight-line method over the 3 — 7 year expected life of the software. Major repairs that extend the useful lives of assets are capitalized and amortized over the estimated use period. Routine maintenance costs are expensed as incurred.

Goodwill and Other Intangible Assets: Goodwill is the excess of the cost of an acquisition over the fair value assigned to net tangible and identifiable intangible assets of the business acquired. The Company reviews goodwill for impairment annually or sooner if indications of possible impairment are identified. The annual review period for the goodwill is as of the first day of the third quarter. The Company elected to conduct a quantitative assessment of possible goodwill impairment in 2015. In periods that a quantitative test is used, the Company estimates the reporting unit’s fair value using discounted cash flow analysis and market-based evaluations, when available. If the reporting unit’s carrying value exceeds its fair value, an impairment charge is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. This method of estimating fair value requires assumptions, judgments and estimates of future performance. The Company may

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assess goodwill for possible impairment in future periods by considering qualitative factors, rather than this quantitative test.

Amortizable intangible assets are periodically reviewed to determine whether events and circumstances warrant a revision to the remaining period of amortization or asset impairment. Certain locations identified for closure resulted in impairment of favorable lease assets recorded as part of the Merger.

Impairment of Long-Lived Assets: Long-lived assets with identifiable cash flows are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Because of recent operating results and implementation of the post-Merger real estate strategy (the “Real Estate Strategy”), retail store long-lived assets have been reviewed for impairment indicators quarterly. Impairment is assessed at the individual store level which is the lowest level of identifiable cash flows, and considers the estimated undiscounted cash flows over the asset’s remaining life. If estimated undiscounted cash flows are insufficient to recover the investment, an impairment loss is recognized equal to the difference between the estimated fair value of the asset and its carrying value, net of salvage, and any costs of disposition. The fair value estimate is generally the discounted amount of estimated store-specific cash flows.

Facility Closure and Severance Costs: Store performance is regularly reviewed against expectations and stores not meeting performance requirements may be closed. Additionally, since 2014, the Company has been closing stores in connection with the Real Estate Strategy which is expected to be completed in 2016. Refer to Note 3 for additional information.

Costs associated with facility closures, principally accrued lease costs, are recognized when the facility is no longer used in an operating capacity or when a liability has been incurred. Store assets are also reviewed for possible impairment, or reduction of estimated useful lives.

Accruals for facility closure costs are based on the future commitments under contracts, adjusted for assumed sublease benefits and discounted at the Company’s credit-adjusted risk-free rate at the time of closing. Accretion expense is recognized over the life of the contractual payments. Additionally, the Company recognizes charges to terminate existing commitments and charges or credits to adjust remaining closed facility accruals to reflect current expectations. Accretion expense and adjustments to facility closure costs are presented in the Consolidated Statements of Operations in Selling, general and administrative expenses if the related facility was closed as part of ongoing operations or in Merger, restructuring and other operating expenses, net, if the related facility was closed as part of Merger or restructuring activities. Refer to Note 3 for additional information on accrued expenses relating to closed facilities. The short-term and long-term components of this liability are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, on the Consolidated Balance Sheets.

Employee termination costs covered under written and substantive plans are accrued when probable and estimable and consider continuing service requirements, if any. Additionally, incremental one-time employee benefit costs are recognized when the key terms of the arrangements have been communicated to affected employees. Amounts are recognized when communicated or over the remaining service period, based on the terms of the arrangements.

Accrued Expenses: Included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets are accrued payroll-related amounts of $291 million and $343 million at December 26, 2015 and December 27, 2014, respectively.

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

The fair values of cash and cash equivalents, receivables, trade accounts payable and accrued expenses and other current liabilities approximate their carrying values because of their short-term nature. Refer to Note 15 for further fair value information.

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

A liability for future performance is recognized when gift cards are sold and the related revenue is recognized when gift cards are redeemed as payment for products or when the likelihood of gift card redemption is considered remote. Gift cards do not have an expiration date. The Company recognizes the estimated portion of the gift card program liability that will not be redeemed, or the breakage amount in proportion to usage.

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

Merger, Restructuring, and Other Operating Expenses, net: Merger, restructuring, and other operating expenses, net in the Consolidated Statements of Operations includes amounts related to the Merger, international restructuring plans, and the Staples Acquisition. The line item includes charges and, where applicable, credits for components such as: employee termination and retention, transaction and integration-related professional fees, facility closure costs, gains and losses on asset dispositions, and other incremental costs directly related to these activities. This presentation is used to separate these significant and unusual impacts from captions that are more directly related to ongoing operations. Changes in estimates and accruals related to these activities are also reflected on this line.

Merger, restructuring, and other operating expenses, net are not included in the measure of Division operating income. Refer to Note 3 for additional information.

Advertising: Advertising costs are charged either to Selling, general and administrative expenses when incurred or, in the case of direct marketing advertising, capitalized and amortized in proportion to the related revenues over the estimated life of the materials, which range from several months to up to one year.

Advertising expense recognized was $370 million in 2015, $447 million in 2014 and $378 million in 2013. Prepaid advertising costs were $14 million as of December 26, 2015 and $21 million as of December 27, 2014.

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

The Company recognizes the funded status of its defined benefit pension, retiree medical benefit and life insurance plans in the Consolidated Balance Sheets, with changes in the funded status recognized primarily through accumulated other comprehensive income (loss), net of tax, in the year in which the changes occur. Actuarially-determined liabilities related to pension and postretirement benefits are recorded based on estimates and assumptions. Factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, healthcare cost trends, benefit payment patterns and other factors. The Company also updates periodically its assumptions about employee retirement factors, mortality, and turnover. Refer to Note 13 for additional details.

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

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Instruments and Hedging Activities: The Company records derivative instruments on the balance sheet at fair value. Changes in the fair value of derivative instruments are recorded in current income or deferred in accumulated other comprehensive income, depending on whether a derivative is designated as, and is effective as, a hedge and on the type of hedging transaction. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income until the underlying hedged transactions are recognized in earnings, at which time any deferred hedging gains or losses are also recorded in earnings. If a derivative instrument is designated as a fair value hedge, changes in the fair value of the instrument are reported in current earnings and offset the change in fair value of the hedged assets, liabilities or firm commitments. Historically, the Company has not entered into transactions to hedge its net investment in foreign operations but may in future periods. At December 26, 2015 the fair value of derivative instruments were not considered material and the Company had no material hedge transactions in 2015, 2014 or 2013.

New Accounting Standards: In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that supersedes most current revenue recognition guidance and modifies the accounting for certain costs associated with revenue generation. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a number of steps to apply to achieve that principle and requires additional disclosures. The standard was originally to be effective for the Company’s first quarter of 2017. In July 2015, the FASB approved a one year extension to the required implementation date but also permitted companies to adopt the standard at the original effective date of 2017. Adoption before the original effective date of 2017 is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is assessing what impacts this new standard will have on its Consolidated Financial Statements.

NOTE 2. MERGER, ACQUISITION, AND DISPOSITIONS

Merger

On November 5, 2013, the Company completed its merger of equals transaction with OfficeMax. In connection with the Merger, each former share of OfficeMax common stock, par value $2.50 per share, issued and outstanding immediately prior to the effective time of the Merger was converted to 2.69 shares of Office Depot common stock. The Company issued approximately 240 million shares of Office Depot, Inc. common stock to former holders of OfficeMax common stock, representing approximately 45% of the approximately 530 million total shares of Company common stock outstanding on the Merger date. Additionally, OfficeMax employee stock options and restricted stock were converted into mirror awards exercisable or earned in Office Depot, Inc. common stock. The value of these awards was apportioned between total Merger consideration and unearned compensation and is being recognized over the remaining original vesting periods of the awards. The consideration transferred in this all stock transaction amounted to approximately $1.4 billion.

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

Like Office Depot, OfficeMax was a leader in both business-to-business and retail office products distribution. OfficeMax had operations in the U.S., Canada, Mexico, Australia, New Zealand, the U.S. Virgin Islands and Puerto Rico. The Merger was intended to create a more efficient global provider of these products and services that is better able to compete in a changing office supply industry. OfficeMax’s results since the Merger date are included in the Consolidated Statements of Operations.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Merger and integration costs are accounted for as expenses in the period in which the costs are incurred. Transaction-related expenses are included in the Merger, restructuring, and other operating expenses, net line in the Consolidated Statements of Operations. Refer to Note 3 for additional information about the costs incurred and Note 9 for discussion of the income tax impacts of the Merger.

Acquisition

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

Dispositions

Grupo OfficeMax

In August 2014, the Company completed the sale of its 51% capital stock interest in Grupo OfficeMax, the former OfficeMax business in Mexico, to its joint venture partner for net cash proceeds of $43 million. The loss associated with the disposed business amounted to $2 million, which resulted primarily from the release of the net foreign currency remeasurement differences from investment to the disposition date recorded in other comprehensive income (cumulative translation adjustment) and fees incurred to complete the transaction. The loss on disposition is included in Merger, restructuring, and other operating expenses, net in the Consolidated Statements of Operations. This disposition did not have a major effect on the Company’s operations and financial results and, therefore, is not presented as discontinued operations.

The amounts included in the 2014 Consolidated Statements of Operations for this business through the date of sale are as follows:

(In millions)
Sales	$155
Income before income taxes	6
Income attributable to Office Depot, before income taxes	4

Office Depot de Mexico

From 1994 through the third quarter of 2013, the Company participated in a joint venture that sold office products and services in Mexico and Central and South America. In the third quarter of 2013, the Company sold its 50 percent investment in Office Depot de Mexico, S.A. de C.V. (“Office Depot de Mexico”) to its joint venture partner, Grupo Gigante, S.A.B. de C.V. (“Grupo Gigante”). The transaction generated cash proceeds of the Mexican Peso amount of 8,777 million in cash ($680 million at then-current exchange rates). A pretax gain of $382 million was recognized in 2013 as Gain on the disposition of joint venture in Other income (expense) in the Consolidated Statements of Operations. The gain is net of third party fees, as well as recognition of $39 million of cumulative translation losses released from Other comprehensive income because the subsidiary holding the joint venture investment was substantially liquidated following the disposition. The investment in this joint venture was accounted for under the equity method of accounting. For periods prior to the sale, the Company’s proportionate share of Office Depot de Mexico’s net income is presented in Other income (expense), net in the Consolidated Statements of Operations and totaled $13 million through the date of sale in 2013.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. MERGER, RESTRUCTURING, AND OTHER ACCRUALS

In recent years, the Company has taken actions to adapt to changing and competitive conditions. These actions include closing facilities, consolidating functional activities, eliminating redundant positions, disposing of businesses and assets, and taking actions to improve process efficiencies. In 2013, the Merger was completed and integration activities similar to the actions described above began. The Company also assumed certain restructuring liabilities previously recorded by OfficeMax. In mid-2014, the Company’s Real Estate Strategy identified at least 400 retail stores for closure through 2016 along with planned changes to the supply chain. In 2014, the Company approved a plan to realign the European organization from a geographic-focus to a business channel-focus (the “European Restructuring Plan”). In 2015, the Staples Acquisition was announced. Significant expenses have been recognized associated with these activities, as discussed below.

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

(In millions)	2015	2014	2013
Merger related expenses:
Severance, retention, and relocation	$15	$148	$92
Transaction and integration	81	124	80
Facility closure, contract termination, and other expenses, net	44	60	8

Total Merger related expenses	140	332	180

International restructuring and certain other expenses:
Severance and retention	63	55	17
Integration	6	9	—
Other related expenses	12	7	4

Total International restructuring and certain other expenses	81	71	21

Staples Acquisition expenses:
Retention	72	—	—
Transaction	39	—	—

Total Staples Acquisition expenses	111	—	—

Total Merger, restructuring and other operating expenses, net	$332	$403	$201

Merger related expenses

Severance, retention, and relocation expenses include amounts incurred by Office Depot in 2013 and by the combined companies since the date of the Merger, and reflect integration throughout the staff functions. Since the second quarter of 2014, the Real Estate Strategy has been sufficiently developed to provide a basis for estimating termination benefits for certain retail and supply chain closures that are expected to be substantially complete by the end of 2017. Such benefits are being accrued through the anticipated facility closure dates. Severance calculations consider factors such as the expected timing of facility closures, terms of existing severance plans, expected employee turnover and attrition.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Facility closure, contract termination and other costs primarily relate to facility closure accruals, contract termination cost, gains and losses on asset dispositions, and accelerated depreciation. Facility closure expenses include amounts incurred by the Company to close retail stores in the United States as part of the Real Estate Strategy, as well as supply chain facilities. The Company closed 168 and 181 retail stores in 2014 and 2015, respectively, and expects to close more than 50 additional stores in 2016. During 2015, the Company recognized gains of $36 million from the sale of warehouse facilities that had been classified as assets held for sale. The gains are included in Merger, restructuring and other operating expenses, net, as the dispositions were part of the supply chain integration associated with the Merger.

International restructuring and certain other expenses

International restructuring and certain other expenses in 2015 and 2014 include charges related to the European Restructuring Plan, including severance and retention, professional integration fees, facility closure and other restructuring costs. Additionally, charges related to international organizational changes and facility closures which were started prior to the European Restructuring Plan are presented in this caption. Accruals related to the European Restructuring Plan were substantially completed during 2015.

Staples Acquisition expenses

Staples Acquisition expenses recognized in 2015 include retention accruals, transaction costs, including costs associated with regulatory filings and professional fees. The retention amounts will be paid in the first quarter of 2016 regardless of whether the transaction is approved.

Asset impairments are not included in the table above. Refer to Note 15 for further information.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Merger and Restructuring Accruals

The activity in the merger and restructuring accruals in 2015 and 2014 is presented in the table below. Of the total $332 million and $403 million Merger, restructuring and other expenses incurred in 2015 and 2014, respectively, $241 million and $266 million are related to merger or restructuring liabilities and are included as Charges incurred in the table below. The remaining $91 million and $137 million in 2015 and 2014, respectively, are excluded from the table above because these items are expensed as incurred, non-cash, or otherwise not associated with the merger and restructuring balance sheet accounts (see further discussion below).

(In millions)	Beginning Balance	Charges Incurred	Cash Payments	Currency, Lease Accretion, and Other Adjustments	Ending Balance
2015
Termination benefits:
Merger-related accruals	$31	$16	$(31)	$—	$16
European Restructuring Plan	26	53	(32)	(5)	42
Other restructuring accruals	8	7	(14)	—	1
Lease and contract obligations, accruals for facilities closures and other costs:
Merger-related accruals	71	76	(70)	—	77
European Restructuring Plan	—	10	(10)	1	1
Other restructuring accruals	35	4	(17)	3	25
Acquired entity accruals	36	3	(15)	1	25
Staples acquisition related accruals	—	72	—	—	72

Total merger and restructuring accruals	$207	$241	$(189)	$—	$259

2014
Termination benefits:
Merger-related accruals	$23	$99	$(91)	$—	$31
European Restructuring Plan	—	26	—	—	26
Other restructuring accruals	5	23	(21)	1	8
Acquired entity accruals	4	—	(2)	(2)	—
Lease and contract obligations, accruals for facilities closures and other costs:
Merger-related accruals	25	111	(65)	—	71
European Restructuring Plan	—	2	(2)	—	—
Other restructuring accruals	62	5	(33)	1	35
Acquired entity accruals	59	—	(25)	2	36

Total merger and restructuring accruals	$178	$266	$(239)	$2	$207

The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, on the Consolidated Balance Sheets.

The remaining $91 million incurred in 2015 is comprised of $81 million Merger transaction and integration expenses, $6 million European restructuring integration expenses, $39 million Staples Acquisition transaction expenses, and $1 million associated primarily to fixed assets and rent related expenses, partially offset by the $36 million gain on the disposition of the warehouse facilities associated with the supply chain integration. The

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

remaining $137 million incurred in 2014 is comprised of $124 million Merger transaction and integration expenses, $9 million European restructuring integration expenses, $5 million employee non-cash equity compensation expenses, and $1 million net credit associated primarily to fixed assets and rent related items.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of:

(In millions)	December 26, 2015	December 27, 2014
Land	$62	$88
Buildings	343	431
Leasehold improvements	755	745
Furniture, fixtures and equipment	1,436	1,480

	2,596	2,744
Less accumulated depreciation	(1,811)	(1,781)

Total	$785	$963

The above table of property and equipment includes assets held under capital leases as follows:

(In millions)	December 26, 2015	December 27, 2014
Buildings	$202	$204
Furniture, fixtures and equipment	84	74

	286	278
Less accumulated depreciation	(146)	(124)

Total	$140	$154

Depreciation expense was $193 million in 2015, $210 million in 2014, and $149 million in 2013.

Included in furniture, fixtures and equipment above are capitalized software costs of $544 million and $558 million at December 26, 2015 and December 27, 2014, respectively. The unamortized amounts of the capitalized software costs are $114 million and $148 million at December 26, 2015 and December 27, 2014, respectively. Amortization of capitalized software costs totaled $76 million, $86 million and $56 million in 2015, 2014 and 2013, respectively. Software development costs that do not meet the criteria for capitalization are expensed as incurred.

Estimated future amortization expense related to capitalized software at December 26, 2015 is as follows:

(In millions)
2016	$52
2017	31
2018	18
2019	9
2020	4

The weighted average remaining amortization period for capitalized software is 2.4 years.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other assets held for sale

Certain facilities identified for closure through integration and other activities have been accounted for as assets held for sale. Assets held for sale primarily consist of supply chain facilities and are presented in Prepaid expenses and other current assets in the Consolidated Balance Sheets. The assets held for sale activity in 2015 is presented in the table below.

(In millions)
Balance as of December 27, 2014	$31
Additions	67
Dispositions	(57)
Reclassifications and other adjustments	(11)

Balance as of December 26, 2015	$30

Any gain on these dispositions, which are expected to be completed within one year, will be recognized at the Corporate level and included when realized in Merger, restructuring and other operating expenses, net in the Consolidated Statements of Operations. Refer to Note 3 for further information on Merger, restructuring and other operating expenses, net, including gains realized related to disposition of held for sale assets.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The components of goodwill by segment are provided in the following table:

(In millions)	North American Retail Division	North American Business Solutions Division	International Division	Corporate	Total
Goodwill	$2	$370	$909	$377	$1,658
Accumulated impairment losses	(2)	(349)	(907)	—	(1,258)
Foreign currency rate impact	—	—	(2)	—	(2)

Balance as of December 28, 2013	$—	$21	$—	$377	$398

Purchase accounting adjustments	—	—	—	17	17
Sale of Grupo OfficeMax	—	—	—	(24)	(24)
Allocation to reporting units	78	277	15	(370)	—

Balance as of December 27, 2014	$78	$298	$15	$—	$391

Purchase accounting adjustments	—	(13)	—	—	(13)

Balance as of December 26, 2015	$78	$285	$15	$—	$378

Purchase accounting adjustments relate to goodwill associated with a 2015 acquisition, as disclosed in Note 2, as well as final adjustments related to prior acquisitions.

The allocation of the Merger consideration to the reporting units was completed in the third quarter of 2014. As the Company finalized the purchase price allocation in 2014, certain preliminary values were adjusted as additional information became available. Initial amounts allocated to certain property and equipment accounts

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

decreased by $16 million and tax account adjustments were $1 million. Goodwill of $24 million was allocated to the Grupo OfficeMax business and was removed following the August 2014 sale of that business.

Intangible Assets

Definite-lived intangible assets are reviewed periodically to determine whether events and circumstances indicate the carrying amount may not be recoverable or the remaining period of amortization should be revised. In connection with implementing the Real Estate Strategy in 2015 and 2014, the Company recognized impairment charges associated with favorable leases related to identified closing locations totaling $1 million and $5 million, respectively. These impairment charges are presented in Asset impairments in the Consolidated Statements of Operations. Refer to Note 15 for additional information on fair value measurement and Real Estate Strategy.

During 2014, the Company reassessed its use of a $6 million private brand trade name used internationally that previously had been assigned an indefinite life. The expected change in profile and life of this brand, along with assigning an estimated life of three years, resulted in an impairment charge of $5 million which is reported in Asset impairments in the Consolidated Statement of Operations.

Definite-lived intangible assets, which are included in Other intangible assets, net in the Consolidated Balance Sheets, are as follows:

	December 26, 2015
(In millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$78	$(47)	$31
Favorable leases	30	(7)	23
Trade names	9	(9)	—

Total	$117	$(63)	$54

	December 27, 2014
(In millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$77	$(37)	$40
Favorable leases	36	(8)	28
Trade names	9	(5)	4

Total	$122	$(50)	$72

Definite-lived intangible assets generally are amortized using the straight-line method. The pattern of benefit associated with one customer relationship asset recognized as part of the Merger warranted a three-year accelerated declining balance method. Favorable leases are amortized using the straight-line method over the lives of the individual leases, including option renewals anticipated in the original valuation. The remaining weighted average amortization periods for customer relationships and favorable leases are 5 years, and 16 years, respectively.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of intangible assets was $14 million in 2015, $18 million in 2014, and $4 million in 2013. Intangible assets amortization expenses are included in the Consolidated Statements of Operations in Selling, general and administrative expenses. Amortization of favorable leases is included in rent expense. Refer to Note 10 for further detail.

Estimated future amortization expense for the intangible assets is as follows:

(In millions)
2016	$12
2017	7
2018	5
2019	5
2020	5
Thereafter	20

Total	$54

NOTE 6. INVESTMENTS

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

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. TIMBER NOTES/NON-RECOURSE DEBT

As part of the Merger, the Company also acquired credit-enhanced timber installment notes with an original principal balance of $818 million (the “Installment Notes”) that were part of the consideration received in exchange for OfficeMax’s sale of timberland assets in October 2004. The Installment Notes were issued by a single-member limited liability company formed by affiliates of Boise Cascade, L.L.C. (the “Note Issuers”). The Installment Notes are non-amortizing obligations bearing interest at 4.98% and maturing in 2020. In order to support the issuance of the Installment Notes, the Note Issuers transferred a total of $818 million in cash to Wells Fargo & Company (“Wells Fargo”) (which at the time was Wachovia Corporation). Wells Fargo issued a collateral note (the “Collateral Note”) to the Note Issuers. Concurrently with the issuance of the Installment Notes and the Collateral Note, Wells Fargo guaranteed the respective Installment Notes and the Note Issuers pledged the Collateral Note as security for the performance of the obligations under the Installment Notes. As all amounts due on the Installment Notes are current and the Company has no reason to believe that the Company will not be able to collect all amounts due according to the contractual terms of the Installment Notes, the Installment Notes are reported as Timber Notes in the Consolidated Balance Sheets in the amount of $905 million and $926 million at December 26, 2015 and December 27, 2014, respectively, which represents the original principal amount of $818 million plus a fair value adjustment recorded through purchase accounting in connection with the Merger. The premium is amortized under the effective interest method as a component of interest income through the maturity date.

Also as part of the Merger, the Company acquired non-recourse debt that OfficeMax issued under the structure of the timber note transactions. In December 2004, the interests in the Installment Notes and related guarantee were transferred to wholly-owned bankruptcy remote subsidiaries in a securitization transaction. The subsidiaries pledged the Installment Notes and related guarantee and issued for cash securitized notes (the “Securitization Notes”) in the amount of $735 million supported by the Wells Fargo guaranty. Recourse on the Securitization Notes is limited to the proceeds of the applicable pledged Installment Notes and underlying Wells Fargo guaranty, and therefore there is no recourse against the Company. The Securitization Notes are non-amortizing and pay interest of 5.42% through maturity in 2019. The Securitization Notes are reported as Non-recourse debt in the Company’s Consolidated Balance Sheets in the amount of $819 million and $839 million at December 26, 2015 and December 27, 2014, respectively, which represents the original principal amount of $735 million plus a fair value adjustment recorded through purchase accounting in connection with the Merger. The premium is amortized under the effective interest method as a component of interest expense through the maturity date. Refer to Note 8 for additional information.

The Installment Notes and related Securitization Notes are scheduled to mature in 2020 and 2019, respectively. The Securitization Notes have an initial term that is approximately three months shorter than the Installment Notes.

The sale of the timberlands in 2004 generated a tax gain for OfficeMax and a related deferred tax liability was recognized. The timber installment notes structure allowed the deferral of the resulting tax liability until 2020, the maturity date for the Installment Notes. At December 26, 2015, there is a deferred tax liability of $260 million related to the Installment Notes, that will reverse upon maturity.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. DEBT

Debt consists of the following:

(In millions)	December 26, 2015	December 27, 2014
Recourse debt:
Short-term borrowings and current maturities of long-term debt:
Short-term borrowings	$4	$1
Capital lease obligations	30	29
7.35% debentures, due 2016	18	—
Other current maturities of long-term debt	4	2

Total	$56	$32

Long-term debt, net of current maturities:
Senior Secured Notes, due 2019	$250	$250
Unamortized debt issuance cost	(3)	(4)

Senior Secured Notes, due 2019, net	247	246

7.35% debentures, due 2016	—	18
Revenue bonds, due in varying amounts periodically through 2029	186	186
American & Foreign Power Company, Inc. 5% debentures, due 2030	14	14
Capital lease obligations	175	192
Other	12	14

Total	$634	$670

Non-recourse debt:
5.42% Securitization Notes, due 2019 — Refer to Note 7	$735	$735
Unamortized premium	84	104

Total	$819	$839

The Company was in compliance with all applicable financial covenants of existing loan agreements at December 26, 2015.

Amended Credit Agreement

On May 25, 2011, the Company entered into an Amended and Restated Credit Agreement with a group of lenders. Additional amendments to the Amended and Restated Credit Agreement have been entered into and were effective February 2012, March 2013, November 2013, and May 2015 (the Amended and Restated Credit Agreement including all amendments is referred to as the “Amended Credit Agreement”). The Amended Credit Agreement provides for an asset based, multi-currency revolving credit facility of up to $1.25 billion (the “Facility”). The Amended Credit Agreement also provides that the Facility may be increased by up to $250 million, subject to certain terms and conditions, including obtaining increased commitments from existing or new lenders. The amount that can be drawn on the Facility at any given time is determined based on percentages of certain accounts receivable, inventory and credit card receivables (the “Borrowing Base”). The Facility includes a sub-facility of up to $200 million which is available to certain of the Company’s European and Canadian subsidiaries (the “European Borrowers”). Certain of the Company’s domestic subsidiaries guaranty the

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

obligations under the Facility (the “Domestic Guarantors”). The Amended Credit Agreement also provides for a letter of credit sub-facility of up to $400 million, as well as a swingline loan sub-facility of up to $125 million to the Company and an additional swingline loan sub-facility of up to $25 million to the European Borrowers. All loans borrowed under the Facility may be borrowed, repaid and reborrowed from time to time until the maturity date of May 25, 2017, as provided in the Amended Credit Agreement.

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

The amendment entered into by the Company which is effective November 5, 2013 increased the Facility from $1.0 billion to $1.25 billion, allowed for the Merger, recognized OfficeMax debt and assets, expanded amounts permitted for indebtedness, liens, investments and asset sales and increased restricted payments and capital expenditure limits, among other changes.

At December 26, 2015, the Company had $1.2 billion of available credit under the Facility based on the December 2014 Borrowing Base certificate. At December 26, 2015, no amounts were outstanding under the Facility. Letters of credit outstanding under the Facility totaled $84 million. There were no borrowings under the Facility during 2015.

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

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Other Short- and Long-Term Debt

As a result of the Merger, the Company assumed the liability for the amounts in the table above related to the (i) 7.35% debentures, due 2016, which were paid in full at maturity in February 2016, (ii) Revenue bonds, due in varying amounts periodically through 2029, and (iii) American & Foreign Power Company, Inc. 5% debentures, due 2030.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital Lease Obligations

Capital lease obligations primarily relate to buildings and equipment.

Short-Term Borrowings

The Company had short-term borrowings of $4 million at December 26, 2015 under various local currency credit facilities for international subsidiaries that had an effective interest rate at the end of the year of approximately 4%. The maximum month end amount occurred in June 2015 at $6 million and the maximum monthly average amount occurred in July 2015 at $5 million. The majority of these short-term borrowings represent outstanding balances on uncommitted lines of credit, which do not contain financial covenants.

Refer to Note 7 for further information on non-recourse debt.

Schedule of Debt Maturities

Aggregate annual maturities of recourse debt and capital lease obligations are as follows:

(In millions)
2016	$66
2017	40
2018	36
2019	283
2020	39
Thereafter	289

Total	753
Less amount representing interest on capital leases	(60)

Total	693
Less:
Current portion	(56)
Unamortized debt issuance cost	(3)

Total long-term debt	$634

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. INCOME TAXES

The components of income (loss) before income taxes consisted of the following:

(In millions)	2015	2014	2013
United States	$136	$(264)	$(230)
Foreign	(89)	(76)	357

Total income (loss) before income taxes	$47	$(340)	$127

The income tax expense related to income (loss) from operations consisted of the following:

(In millions)	2015	2014	2013
Current:
Federal	$18	$(2)	$15
State	4	(1)	5
Foreign	10	15	125
Deferred :
Federal	(1)	—	(4)
State	2	3	(1)
Foreign	6	(3)	7

Total income tax expense	$39	$12	$147

The following is a reconciliation of income taxes at the U.S. Federal statutory rate to the provision for income taxes:

(In millions)	2015	2014	2013
Federal tax computed at the statutory rate	$16	$(119)	$44
State taxes, net of Federal benefit	5	4	3
Foreign income taxed at rates other than Federal	(10)	(10)	(28)
Increase (decrease) in valuation allowance	(3)	112	8
Non-deductible goodwill impairment	—	—	15
Non-deductible Merger expenses	11	—	13
Non-deductible foreign interest	11	13	8
Other non-deductible expenses	5	12	4
Non-taxable income and additional deductible expenses	(4)	—	—
Change in unrecognized tax benefits	—	(2)	—
Tax expense from intercompany transactions	7	2	2
Subpart F and dividend income, net of foreign tax credits	1	2	75
Change in tax rate	1	—	2
Deferred taxes on undistributed foreign earnings	—	—	5
Other items, net	(1)	(2)	(4)

Income tax expense	$39	$12	$147

The increase in income tax expense from 2014 to 2015 is primarily related to the transition of the U.S. business from a loss jurisdiction with valuation allowance to a profitable tax-paying jurisdiction with valuation allowance. The Company also incurred charges related to certain Staples Acquisition expenses that are not deductible for tax purposes, which increased the effective tax rate for 2015. In addition, the 2015 effective tax rate includes U.S. income tax expense on a foreign exchange gain associated with the restructuring of certain intercompany financing. In 2014, the Company recognized income tax expense on a pretax loss due to deferred tax benefits not being recognized on pretax losses in certain tax jurisdictions with valuation allowances, while income tax expense was

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized in tax jurisdictions with pretax income. The significant income tax expense in 2013 is primarily attributable to the 2013 sale of the Company’s investment in Office Depot de Mexico, which is discussed in Note 2. In 2013, the Company paid $117 million of Mexican income tax upon the sale and recognized additional U.S. income tax expense of $23 million due to dividend income and Subpart F income as a result of the sale, for total income tax expense of $140 million. The sale of the Company’s interest in Grupo OfficeMax during 2014 did not generate a similar gain or income tax expense. The 2013 effective tax rate also includes charges related to goodwill impairment (refer to Note 15) and certain Merger expenses that are not deductible for tax purposes.

The Company operates in several foreign jurisdictions with income tax rates that differ from the U.S. Federal statutory rate, which resulted in a benefit for all years presented in the effective tax rate reconciliation. This benefit in 2015 is primarily attributable to earnings in the Netherlands. Significant foreign tax jurisdictions for which the Company realized such benefit in 2014 and 2013 also included the UK and France. Additionally, Mexico is included for 2013 due to the sale of Office Depot de Mexico.

Due to valuation allowances against the Company’s deferred tax assets, no income tax benefit was initially recognized in the 2015, 2014, or 2013 Consolidated Statement of Operations related to stock-based compensation expense. However, due to the profitable tax-paying position in the U.S. in 2015 and 2013, the Company realized an income tax benefit of $3 million and $5 million, respectively, for the utilization of net operating loss carryforwards that had resulted from excess stock-based compensation deductions for which no benefit was previously recorded. The Company also realized an income tax benefit of $7 million and $3 million for excess stock-based compensation deductions resulting from the exercise and vesting of equity awards during 2015 and 2013, respectively. These income tax benefits were recorded as increases to additional paid-in capital in 2015 and 2013. The income tax benefits recorded in 2013 were primarily attributable to the sale of Office Depot de Mexico.

The components of deferred income tax assets and liabilities consisted of the following:

(In millions)	December 26, 2015	December 27, 2014
U.S. and foreign net operating loss carryforwards	$324	$322
Deferred rent credit	68	80
Pension and other accrued compensation	181	184
Accruals for facility closings	43	45
Inventory	20	23
Self-insurance accruals	33	33
Deferred revenue	39	39
U.S. and foreign income tax credit carryforwards	232	246
Allowance for bad debts	6	5
Accrued expenses	43	80
Basis difference in fixed assets	81	59
Other items, net	8	8

Gross deferred tax assets	1,078	1,124
Valuation allowance	(763)	(804)

Deferred tax assets	315	320

Internal software	5	8
Installment gain on sale of timberlands	260	251
Deferred Subpart F income	27	27
Undistributed foreign earnings	2	2

Deferred tax liabilities	294	288

Net deferred tax assets	$21	$32

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 26, 2015 and December 27, 2014, deferred income tax liabilities amounting to $3 million and $4 million, respectively, are included in Deferred income taxes and other long-term liabilities.

During the fourth quarter of 2015, the Company early adopted the new accounting standard that requires that all deferred taxes be presented as noncurrent on the Consolidated Balance Sheets. Refer to Basis of Presentation in Note 1 for further information.

As of December 26, 2015, the Company has utilized all of its U.S. Federal net operating loss (“NOL”) carryforwards. The Company has $903 million of foreign and $1.5 billion of state NOL carryforwards. Of the foreign NOL carryforwards, $737 million can be carried forward indefinitely, $7 million will expire in 2016, and the remaining balance will expire between 2017 and 2035. Of the state NOL carryforwards, $48 million will expire in 2016, and the remaining balance will expire between 2017 and 2035. The Company also has $102 million of U.S. Federal alternative minimum tax credit carryforwards, which can be used to reduce future regular federal income tax, if any, over an indefinite period. Additionally, the Company has $117 million of U.S. Federal foreign tax credit carryforwards, which expire between 2016 and 2025, and $17 million of state and foreign tax credit carryforwards, $5 million of which can be carried forward indefinitely, and the remaining balance will expire between 2023 and 2027.

As of December 26, 2015, the Company has not triggered an “ownership change” as defined in Internal Revenue Code Section 382 or other similar provisions that would limit the use of NOL and tax credit carryforwards. However, if the Company were to experience an ownership change in future periods, the Company’s deferred tax assets and income tax expense may be negatively impacted.

U.S. deferred income taxes have not been provided on certain undistributed earnings of foreign subsidiaries, which were approximately $204 million as of December 26, 2015. The determination of the amount of the related unrecognized deferred tax liabilities is not practicable because of the complexities associated with the hypothetical calculations. The Company has historically reinvested such earnings overseas in foreign operations and expects that future earnings will also be indefinitely reinvested overseas, with the exception of certain foreign subsidiaries acquired as a result of the Merger. Accordingly, the Company has recorded the deferred tax liabilities associated with the undistributed earnings of such foreign subsidiaries.

The following summarizes the activity related to valuation allowances for deferred tax assets:

(In millions)	2015	2014	2013
Beginning balance	$804	$683	$583
Additions, charged to expense	—	121	26
Additions, due to the Merger	—	—	84
Reductions	(41)	—	(10)

Ending balance	$763	$804	$683

The Company has significant deferred tax assets in the U.S. and in certain foreign jurisdictions against which valuation allowances have been established to reduce such deferred tax assets to the amount that is more likely than not to be realized. The establishment of valuation allowances requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. An accumulation of recent pre-tax losses is considered strong negative evidence in that evaluation. While the Company believes positive evidence exists with regard to the realizability of the deferred tax assets in these jurisdictions, it is not considered sufficient to outweigh the objectively verifiable negative evidence, including the cumulative 36-month pre-tax loss history, as of December 26, 2015.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s total valuation allowance decreased by $41 million during 2015, of which $27 million was attributable to foreign currency translation adjustments. In addition, the Company recognized income tax expense of $4 million associated with the establishment of valuation allowances in certain foreign jurisdictions in 2015 because the realizability of the related deferred tax assets was no longer more likely than not. Valuation allowances were released in certain foreign jurisdictions in 2014 due to the existence of sufficient positive evidence, which resulted in an income tax benefit of $4 million. As of 2015, valuation allowances remain in the U.S. and certain foreign jurisdictions where the Company believes it is necessary to see further positive evidence, such as sustained achievement of cumulative profits, before these valuation allowances can be released. Given the current earnings trend in the U.S., sufficient positive evidence may become available for the Company to release all or a portion of the U.S. valuation allowance in a future period. Of the $493 million U.S. valuation allowance remaining at December 26, 2015, it is reasonably possible that $265-$360 million may be released in 2016, which would result in a non-cash income tax benefit in the period of release. In addition, if positive evidence develops, the Company may also release valuation allowances in certain foreign jurisdictions in 2016, which would result in an income tax benefit of $3 million in the period of release. However, the exact timing and amount of the valuation allowance releases are subject to change based on the level of profitability actually achieved in future periods. The Company will continue to assess the realizability of its deferred tax assets in the U.S. and remaining foreign jurisdictions.

The following table summarizes the activity related to unrecognized tax benefits:

(In millions)	2015	2014	2013
Beginning balance	$23	$15	$5
Increase related to current year tax positions	1	7	4
Increase related to prior year tax positions	1	4	—
Decrease related to prior year tax positions	(6)	(2)	—
Decrease related to lapse of statute of limitations	(1)	—	—
Decrease related to settlements with taxing authorities	—	(1)	—
Increase related to the Merger	—	—	6

Ending balance	$18	$23	$15

Due to the completion of the Internal Revenue Service (“IRS”) examination for 2013, the Company’s balance of unrecognized tax benefits decreased by $4 million during 2015, which did not impact income tax expense due to an offsetting change in valuation allowance. Included in the balance of $18 million at December 26, 2015, are $6 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The difference of $12 million primarily results from tax positions which if sustained would be offset by changes in valuation allowance. It is reasonably possible that certain tax positions will be resolved within the next 12 months, which would decrease the Company’s balance of unrecognized tax benefits by $5 million but would not affect the effective tax rate due to an offsetting change in valuation allowance. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in the provision for income taxes. The Company recognized interest and penalty expense of $2 million and $1 million in 2015 and 2013, respectively. The Company recognized a net interest and penalty benefit of $9 million in 2014 due to settlements reached with certain taxing authorities. The Company had approximately $3 million accrued for the payment of interest and penalties as of December 26, 2015, which is not included in the table above.

The Company files a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local income tax examinations for years before 2014 and 2009, respectively. During 2015, the IRS examination of the

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

OfficeMax 2012 U.S. federal income tax return concluded, which resulted in a $6 million decrease in tax credit carryforwards. Such decrease had no impact on income tax expense due to an offsetting change in valuation allowance. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal and state and local income tax examinations for years before 2013 and 2006, respectively. The U.S. federal income tax returns for 2014 and 2015 are currently under review. Generally, the Company is subject to routine examination for years 2008 and forward in its international tax jurisdictions.

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

For tenant improvement allowances, scheduled rent increases, and rent holidays, a deferred rent liability is recognized and amortized over the terms of the related lease as a reduction of rent expense. Rent related accruals totaled $230 million and $275 million at December 26, 2015 and December 27, 2014, respectively. The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, on the Consolidated Balance Sheets.

Rent expense, including equipment rental, was $579 million, $682 million and $458 million in 2015, 2014, and 2013, respectively. Rent expense was reduced by sublease income of $4 million in 2015, $6 million in 2014, and $4 million in 2013.

Future minimum lease payments due under the non-cancelable portions of leases as of December 26, 2015 include facility leases that were accrued as store closure costs and are as follows:

(In millions)
2016	$619
2017	504
2018	392
2019	294
2020	202
Thereafter	417

2,428
Less sublease income	(51)

Total	$2,377

These minimum lease payments do not include contingent rental payments that may be due based on a percentage of sales in excess of stipulated amounts.

As of December 26, 2015 and December 27, 2014, unfavorable lease deferred credit for store leases with terms above market value amounted to $18 million and $33 million, respectively, and are included in Deferred income taxes and other long-term liabilities in the Consolidated Balance Sheets. The unfavorable lease values are amortized on a straight-line basis over the lives of the leases, unless the facility has been identified for closure under the Real Estate Strategy. In 2015 and 2014, the net amortization of favorable and unfavorable lease values reduced rent expense by $7 million and $9 million, respectively. Refer to Note 5 for further details on favorable leases.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unfavorable leases estimated future amortization is as follows:

(In millions)
2016	$7
2017	5
2018	3
2019	1
2020	1
Thereafter	1

Total	$18

The Company has capital lease obligations primarily related to buildings and equipment. Refer to Note 8 for further details on amounts due related to capital lease obligations.

NOTE 11. STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 26, 2015 and December 27, 2014, there were 1,000,000 shares of $0.01 par value preferred stock authorized; no shares were issued and outstanding.

Treasury Stock

At December 26, 2015, there were 5,915,268 common shares held in treasury. The Company’s Senior Secured Notes and the Facility include restrictions on additional common stock repurchases, based on the Company’s liquidity and borrowing availability. There were no repurchases of common stock in 2015 or 2014.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income activity, net of tax, where applicable, is provided in the following tables:

(In millions)	Foreign Currency Translation Adjustments	Change in Deferred Pension	Total
Balance at December 27, 2014	$186	$(79)	$107
Other comprehensive loss activity before reclassifications	(78)	2	(76)
Amounts reclassified from Accumulated other comprehensive income to Net income (a)	—	—	—
Tax impact	—	(1)	(1)

Net year-to-date other comprehensive income	(78)	1	(77)

Balance at December 26, 2015	$108	$(78)	$30

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	Foreign Currency Translation Adjustments	Change in Deferred Pension	Total
Balance at December 28, 2013	$264	$8	$272
Other comprehensive loss activity before reclassifications	(79)	(88)	(167)
Amounts reclassified from Accumulated other comprehensive income to Net loss (a)	1	—	1
Tax impact	—	1	1

Net year-to-date other comprehensive income	(78)	(87)	(165)

Balance at December 27, 2014	$186	$(79)	$107

(a)	Amounts in parentheses indicate an increase to earnings.

Because of valuation allowances in U.S. and several international taxing jurisdictions, items other than deferred pension amounts generally have little or no tax impact. The component balances are net of immaterial tax impacts, where applicable.

NOTE 12. STOCK-BASED COMPENSATION

Long-Term Incentive Plans

During 2015, the Company’s Board of Directors adopted, and the shareholders approved, the Office Depot, Inc. 2015 Long-Term Incentive Plan (the “Plan”). The Plan replaces the Office Depot, Inc. 2007 Long-Term Incentive Plan, as amended, and the 2003 OfficeMax Incentive and Performance Plan (both referred to as the “Prior Plans”). No additional awards will be granted under the Prior Plans effective April 27, 2015, the effective date of the Plan. The Plan permits the issuance of stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other equity-based incentive awards. Employee share-based awards are generally issued in the first quarter of the year.

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

Stock Options

The Company’s stock option exercise price for each grant of a stock option shall not be less than 100% of the fair market value of a share of common stock on the date the option is granted. Options granted under the Prior Plans have vesting periods ranging from one to five years and from one to three years after the date of grant, provided that the individual is continuously employed with the Company. Following the date of grant, all options granted under the Prior Plans expire no more than ten years. No stock options were granted in 2015 or 2014.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the activity in the stock option awards for the last three years is presented below.

	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	8,602,626	$4.53	22,702,534	$4.48	12,578,071	$5.25
Granted	—	—	—	—	2,003,000	5.24
Assumed — Merger	—	—	—	—	13,142,351	3.62
Forfeited	(574,967)	9.29	(1,323,664)	10.46	(2,072,560)	8.83
Exercised	(2,248,062)	3.34	(12,776,244)	3.83	(2,948,328)	1.40

Outstanding at end of year	5,779,597	$4.53	8,602,626	$4.53	22,702,534	$4.48

The weighted-average grant date fair value of options granted during 2013 was $3.00, using the following weighted average assumptions for grants:

•	Risk-free interest rates of 1.69%

•	Expected lives of six years

•	A dividend yield of zero

•	Expected volatility ranging from 61% to 69%

•	Forfeitures are anticipated at 5% and are adjusted for actual experience over the vesting period

The following table summarizes information about stock options outstanding and exercisable at December 26, 2015.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.83 $3.00	1,579,501	1.99	$1.44	1,579,501	1.99	$1.44
3.01 5.12	788,176	2.12	4.34	784,622	2.11	4.35
5.13	194,805	1.45	5.13	194,805	1.45	5.13
5.14 8.00	2,904,615	5.94	5.66	2,237,948	5.36	5.79
8.01 11.27	312,500	1.20	9.64	312,500	1.20	9.64

$0.83 $11.27	5,779,597	3.93	$4.53	5,109,376	3.42	$4.43

The intrinsic value of options exercised in 2015, 2014, and 2013, was $12 million, $27 million, and $10 million, respectively. The aggregate intrinsic value of options outstanding and exercisable at December 26, 2015 was $8 million and $8 million, respectively.

As of December 26, 2015, there was approximately $1.8 million of total stock-based compensation expense that has not yet been recognized relating to non-vested stock option awards. This expense is expected to be recognized over a weighted-average period of approximately 0.9 years. The Company estimates that all of the 0.7 million unvested options will vest. The number of exercisable options was 5.1 million and 6.7 million shares of common stock at December 26, 2015 and December 27, 2014, respectively.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock and Restricted Stock Units

In 2015, the Company granted 2.9 million shares of restricted stock and restricted stock units to eligible employees. In addition, 0.1 million shares were granted to the Board of Directors as part of their annual compensation and vested immediately on the grant date with distribution to occur following their separation from service with the Company. Restricted stock grants to Company employees typically vest annually over a three-year service period. A summary of the status of the Company’s nonvested shares and changes during 2015, 2014, and 2013 is presented below.

	2015		2014		2013
	Shares	Weighted Average Grant- Date Price	Shares	Weighted Average Grant- Date Price	Shares	Weighted Average Grant- Date Price
Outstanding at beginning of year	10,708,372	$4.65	10,207,546	$4.76	5,459,900	$3.52
Granted	2,886,640	9.43	5,809,821	4.33	4,884,848	4.54
Assumed — Merger	—	—	—	—	6,426,968	3.46
Vested	(3,370,569)	4.46	(4,179,789)	4.75	(5,788,992)	4.49
Forfeited	(635,554)	5.94	(1,129,206)	3.65	(775,178)	4.01

Outstanding at end of year	9,588,889	$6.07	10,708,372	$4.65	10,207,546	$4.76

As of December 26, 2015, there was $29 million of total unrecognized compensation cost related to nonvested restricted stock. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of approximately 1.8 years. Total outstanding shares of 9.6 million include 1.7 million granted to members of the Board of Directors that have vested but will not be issued until separation from service and 7.9 million unvested shares granted to employees. Of the 7.9 million unvested shares at year end, the Company estimates that 7.6 million shares will vest. The total fair value of shares at the time they vested during 2015 was $31 million.

Performance-Based Incentive Program

The Company has a performance-based long-term incentive program consisting of performance stock units. Payouts under this program are based on achievement of certain financial targets set by the Board of Directors and are subject to additional service vesting requirements, generally of three years from the grant date.

A summary of the activity in the performance-based long-term incentive program since inception is presented below.

	2015		2014		2013
	Shares	Weighted Average Grant-Date Price	Shares	Weighted Average Grant-Date Price	Shares	Weighted Average Grant-Date Price
Outstanding at beginning of the year	6,808,964	$4.43	3,076,292	$4.45	1,030,753	$3.25
Granted	2,745,303	9.45	5,289,047	4.55	4,317,314	4.55
Vested	(283,244)	3.98	(1,246,006)	3.74	(261,095)	3.63
Forfeited	(681,909)	5.67	(310,369)	4.16	(2,010,680)	4.15

Outstanding at end of the year	8,589,114	$5.95	6,808,964	$4.43	3,076,292	$4.45

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 26, 2015, there was $30 million of total unrecognized compensation expense related to the performance-based long-term incentive program. This expense, net of forfeitures, is expected to be recognized over a weighted-average period of approximately 1.9 years. Of the 8.6 million unvested shares at year end, the Company estimates that 8 million shares will vest. The total fair value of shares at the time they vested during 2015 was $3 million.

NOTE 13. EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans

Pension and Other Postretirement Benefit Plans — North America

The Company has retirement obligations under OfficeMax’s U.S. pension plans. The Company sponsors these defined benefit pension plans covering certain terminated employees, vested employees, retirees and some active employees. In 2004 or earlier, OfficeMax’s pension plans were closed to new entrants and the benefits of eligible participants were frozen. Under the terms of these plans, the pension benefit for employees was based primarily on the employees’ years of service and benefit plan formulas that varied by plan. The Company’s general funding policy is to make contributions to the plans in amounts that are within the limits of deductibility under current tax regulations, and not less than the minimum contribution required by law.

Additionally, under previous OfficeMax arrangements, the Company has responsibility for sponsoring retiree medical benefit and life insurance plans including plans related to operations in the U.S. and Canada (referred to as “Other Benefits” in the tables below). The type of retiree benefits and the extent of coverage vary based on employee classification, date of retirement, location, and other factors. All of these postretirement medical plans are unfunded. The Company explicitly reserves the right to amend or terminate its retiree medical and life insurance plans at any time, subject only to constraints, if any, imposed by the terms of collective bargaining agreements. Amendment or termination may significantly affect the amount of expense incurred.

The impact of these assumed plans is included in the consolidated financial statements from the date of the Merger.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Obligations and Funded Status

The following table provides a reconciliation of changes in the projected benefit obligation and the fair value of plans assets, as well as the funded status of the plans to amounts recognized on the Company’s Consolidated Balance Sheets. Pension plans with benefit obligations and accumulated benefit obligations exceed plan assets in all individual plans.

	Pension Benefits		Other Benefits
(In millions)	2015	2014	2015	2014
Changes in projected benefit obligation:
Obligation at beginning of period	$1,218	$1,122	$17	$17
Service cost	3	3	—	—
Interest cost	46	52	1	1
Actuarial (gain) loss	(78)	138	(2)	1
Currency exchange rate change	—	—	(2)	(1)
Benefits paid	(95)	(97)	(1)	(1)

Obligation at end of period	$1,094	$1,218	$13	$17

Change in plan assets:
Fair value of plan assets at beginning of period	$1,039	$986	$—	$—
Actual return (loss) on plan assets	(30)	107	—	—
Employer contribution	8	43	1	1
Benefits paid	(95)	(97)	(1)	(1)

Fair value of plan assets at end of period	922	1,039	—	—

Net liability recognized at end of period	$(172)	$(179)	$(13)	$(17)

The following table shows the amounts recognized in the Consolidated Balance Sheets related to the Company’s North America defined benefit pension and other postretirement benefit plans as of year-ends:

	Pension Benefits		Other Benefits
(In millions)	2015	2014	2015	2014
Noncurrent assets	$—	$—	$—	$—
Current liabilities	(3)	(3)	(1)	(1)
Noncurrent liabilities	(169)	(176)	(12)	(16)

Net amount recognized	$(172)	$(179)	$(13)	$(17)

Components of Net Periodic Cost (Benefit)

The components of net periodic cost (benefit) are as follows:

	Pension Benefits			Other Benefits
(In millions)	2015	2014	2013	2015	2014	2013
Service cost	$3	$3	$—	$—	$—	$—
Interest cost	46	52	7	1	1	—
Expected return on plan assets	(56)	(62)	(8)	—	—	—

Net periodic cost (benefit)	$(7)	$(7)	$(1)	$1	$1	$—

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) are as follows:

	Pension Benefits			Other Benefits
(In millions)	2015	2014	2013	2015	2014	2013
Accumulated other comprehensive loss (income) at beginning of year	$67	$(26)	$—	$1	$—	$—
Net loss (gain)	9	93	(26)	(2)	1	—

Accumulated other comprehensive loss (income) at end of year	$76	$67	$(26)	$(1)	$1	$—

Less than $1 million of the accumulated other comprehensive loss is expected to be recognized as components of net periodic cost during 2016.

Accumulated other comprehensive loss (income) as of year-ends 2014 and 2015 consist of net losses (gains).

Assumptions

The assumptions used in accounting for the Company’s plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key weighted average assumptions used in the measurement of the Company’s benefit obligations as of year-ends:

				Other Benefits
	Pension Benefits			United States			Canada
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	4.33%	3.91%	4.84%	3.70%	3.40%	4.00%	4.00%	4.00%	4.80%

The following table presents the weighted average assumptions used in the measurement of net periodic benefit:

				Other Benefits
	Pension Benefits			United States			Canada
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	3.91%	4.84%	4.76%	3.40%	4.00%	3.80%	4.00%	4.80%	4.60%
Expected long-term rate of return on plan assets	5.85%	6.50%	6.60%	—%	—%	—%	—%	—%	—%

For pension benefits, the selected discount rates (which is required to be the rates at which the projected benefit obligations could be effectively settled as of the measurement date) are based on the rates of return for a theoretical portfolio of high-grade corporate bonds (rated AA- or better) with cash flows that generally match expected benefit payments in future years. In selecting bonds for this theoretical portfolio, the Company focuses on bonds that match cash flows to benefit payments and limit the concentration of bonds by issuer. To the extent scheduled bond proceeds exceed the estimated benefit payments in a given period; the yield calculation assumes those excess proceeds are reinvested at an assumed forward rate. The implied forward rate used in the bond model is based on the Citigroup Pension Discount Curve as of the last day of the year. The selected discount rate for other benefits is from a discount rate curve matched to the assumed payout of related obligations.

The expected long-term rates of return on plan assets assumptions are based on the weighted average of expected returns for the major asset classes in which the plans’ assets are held. Asset-class expected returns are based on long-term historical returns, inflation expectations, forecasted gross domestic product and earnings growth, as

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

well as other economic factors. The weights assigned to each asset class are based on the Company’s investment strategy. The weighted average expected return on plan assets used in the calculation of net periodic pension cost for 2016 is 6.00%.

Obligation and costs related to the Canadian retiree health plan are impacted by changes in trend rates.

The following table presents the assumed healthcare cost trend rates used in measuring the Company’s postretirement benefit obligations at year-ends:

	2015	2014	2013
Weighted average assumptions as of year-end:
Healthcare cost trend rate assumed for next year	6.20%	6.40%	6.70%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2022	2022	2022

A 1% change in the assumed healthcare cost trend rates would impact operating income by less than $1 million.

The Company reassessed the mortality assumptions to measure the North American pension and other postretirement benefit plan obligations at year end 2015, adopting the most applicable mortality tables based on the tables released in 2015 by The Society of Actuaries’ Retirement Plan Experience Committee. As a result of this assumption change, pension and other postretirement benefit plan obligations decreased by $25 million and less than $1 million, respectively. As a result of the mortality assumption change in 2014, pension and other postretirement benefit plan obligations increased by $36 million and $1 million, respectively.

Plan Assets

The allocation of pension plan assets by category at year-ends is as follows:

	2015	2014
Money market funds	2%	2%
Equity securities	9%	8%
Fixed-income securities	57%	64%
Mutual funds	31%	25%
Other	1%	1%

	100%	100%

The Employee Benefit Committee is responsible for establishing and overseeing the implementation of the investment policy for the Company’s pension plans. The investment policy is structured to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses, in order to enable the plans to satisfy their benefit payment obligations over time. The Company uses benefit payments and Company contributions as its primary rebalancing mechanisms to maintain the asset class exposures within the guideline ranges established under the investment policy.

The current asset allocation guidelines set forth an U.S. equity range of 13% to 23%, an international equity range of 8% to 18%, a global equity range of 5% to 15% and a fixed-income range of 53% to 63%. Asset-class positions within the ranges are continually evaluated and adjusted based on expectations for future returns, the

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

funded position of the plans and market risks. Occasionally, the Company may utilize futures or other financial instruments to alter the pension trust’s exposure to various asset classes in a lower-cost manner than trading securities in the underlying portfolios.

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

The following table presents the pension plan assets by level within the fair value hierarchy at year-ends.

(In millions)		Fair Value Measurements 2015
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$19	$—	$19	$—
Equity securities
U.S. large-cap	25	25	—	—
U.S. small and mid-cap	4	4	—	—
International	58	58	—	—

Total equity securities	87	87	—	—

Fixed-income securities
Corporate bonds	485	—	485	—
Government securities	10	—	10	—
Other fixed-income	24	—	24	—

Total fixed-income securities	519	—	519	—

Other
Mutual funds	290	—	290	—
Other, including plan receivables and payables	7	7	—	—

Total other	297	7	290	—

	$922	$94	$828	$—

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)		Fair Value Measurements 2014
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$18	$—	$18	$—
Equity securities
U.S. large-cap	24	24	—	—
U.S. small and mid-cap	4	4	—	—
International	58	58	—	—

Total equity securities	86	86	—	—

Fixed-income securities
Corporate bonds	612	—	612	—
Government securities	19	—	19	—
Other fixed-income	39	—	39	—

Total fixed-income securities	670	—	670	—

Other
Equity mutual funds	255	—	255	—
Other, including plan receivables and payables	10	10	—	—

	265	10	255	—

	$1,039	$96	$943	$—

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

Cash Flows

Pension plan contributions include required statutory minimum amounts and, in some years, additional discretionary amounts. In 2015, the Company contributed $8 million to these pension plans. Pension contributions for the full year of 2016 are estimated to be $3 million. The Company may elect at any time to make additional voluntary contributions.

Qualified pension benefit payments are paid from the assets held in the plan trust, while nonqualified pension and other benefit payments are paid by the Company. Anticipated benefit payments by year are as follows:

(In millions)	Pension Benefits	Other Benefits
2016	$91	$1
2017	88	1
2018	86	1
2019	84	1
2020	82	1
Next five years	375	4

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

(In millions)	2015	2014
Changes in projected benefit obligation:
Obligation at beginning of period	$239	$224
Service cost	—	—
Interest cost	9	10
Benefits paid	(7)	(6)
Actuarial (gain) loss	(20)	25
Currency translation	(11)	(14)

Obligation at end of period	210	239

Changes in plan assets:
Fair value of plan assets at beginning of period	257	232
Actual return on plan assets	2	47
Benefits paid	(7)	(6)
Currency translation	(12)	(16)

Fair value of plan assets at end of period	240	257

Net asset recognized at end of period	$30	$18

In the Consolidated Balance Sheets, the net funded amounts are classified as a non-current asset in the caption Other assets.

Components of Net Periodic Benefit

The components of net periodic benefit are presented below:

(In millions)	2015	2014	2013
Service cost	$—	$—	$—
Interest cost	9	10	9
Expected return on plan assets	(14)	(14)	(13)

Net periodic pension benefit	$(5)	$(4)	$(4)

Included in Accumulated other comprehensive income were deferred gains of $7 million in 2015 and deferred losses of $1 million in 2014. The deferred gain is not expected to be amortized into income during 2016.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumptions

Assumptions used in calculating the funded status and net periodic benefit included:

	2015	2014	2013
Expected long-term rate of return on plan assets	4.78%	5.55%	6.33%
Discount rate	3.90%	3.80%	4.60%
Inflation	3.00%	3.10%	3.40%

The long-term rate of return on assets assumption has been derived based on long-term UK government fixed income yields, having regard to the proportion of assets in each asset class. The funds invested in equities have been assumed to return 4.0% above the return on UK government securities of appropriate duration. A return equal to a 15 year AA bond index is assumed for funds invested in corporate bonds. Allowance is made for expenses of 0.5% of assets.

Plan Assets

The allocation of Plan assets is as follows:

	2015	2014
Cash	—%	1%
Equity securities	50%	53%
Fixed-income securities	50%	46%

Total	100%	100%

A committee, comprised of representatives of the Company and of this plan, is responsible for establishing and overseeing the implementation of the investment policy for this plan. The plan’s investment policy and strategy are to ensure assets are available to meet the obligations to the beneficiaries and to adjust plan contributions accordingly. The plan trustees are also committed to reducing the level of risk in the plan over the long term, while retaining a return above that of the growth of liabilities. The investment strategy is based on plan funding levels, which determine the asset target allocation into matching or growth investments. Matching investments are intended to provide a return similar to the increase in the plan liabilities. Growth investments are assets intended to provide a return in excess of the increase in liabilities. At December 26, 2015, the asset target allocation was in accordance with the investment strategy. Asset-class allocations within the ranges are continually evaluated and adjusted based on expectations for future returns, the funded position of the plan and market risks.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the pension plan assets by level within the fair value hierarchy.

(In millions)		Fair Value Measurements 2015
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$—	$—	$—	$—
Equity securities
Developed market equity funds	70	70	—	—
Emerging market equity funds	15	15	—	—
Mutual funds real estate	8	—	—	8
Mutual funds	27	—	27	—

Total equity securities	120	85	27	8

Fixed-income securities
UK debt funds	25	—	25	—
Liability term matching debt funds	71	—	71	—
Emerging market debt fund	8	—	8	—
High yield debt	16	—	16	—

Total fixed-income securities	120	—	120	—

Total	$240	$85	$147	$8

(In millions)		Fair Value Measurements 2014
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$1	$1	$—	$—
Equity securities
Developed market equity funds	81	81	—	—
Emerging market equity funds	27	27	—	—
Mutual funds real estate	7	—	—	7
Mutual funds	17	—	17	—

Total equity securities	132	108	17	7

Fixed-income securities
UK debt funds	21	—	21	—
Liability term matching debt funds	80	—	80	—
Emerging market debt fund	9	—	9	—
High yield debt	14	—	14	—

Total fixed-income securities	124	—	124	—

Total	$257	$109	$141	$7

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of the change in fair value of the pension plan assets calculated based on Level 3 inputs; during 2014, there was no change in the fair value of the pension plan assets or transfers of assets valued based on Level 3 inputs.

(In millions)	Total
Balance at December 27, 2014	$7
Actual return on plan assets	1

Balance at December 31, 2015	$8

Cash Flows

Anticipated benefit payments for the European pension plan, at 2015 year-end exchange rates, are as follows:

(In millions)	Benefit Payments
2016	$7
2017	7
2018	7
2019	7
2020	8
Next five years	41

Retirement Savings Plans

The Company also sponsors defined contribution plans for most of its employees. Eligible Company employees may participate in the Office Depot, Inc. Retirement Savings Plans (a plan for U.S. employees and a plan for Puerto Rico employees). In December 2014, the Company merged the two contributory defined contribution savings plans that OfficeMax had in place for most of its salaried and hourly employees (also a plan for U.S. employees and a plan for Puerto Rico employees) with the respective Office Depot, Inc. Retirement Savings Plan. All of the Company’s defined contribution plans (the “401(k) Plans”) allow eligible employees to contribute a percentage of their salary, commissions and bonuses in accordance with plan limitations and provisions of Section 401(k) of the Internal Revenue Code and the Company makes partial matching contributions to each plan subject to the limits of the respective 401(k) Plans. Matching contributions are invested in the same manner as the participants’ pre-tax contributions. The 401(k) Plans also allow for a discretionary matching contribution in addition to the normal match contributions if approved by the Board of Directors.

Office Depot and OfficeMax previously sponsored non-qualified deferred compensation plans that allowed certain employees, who were limited in the amount they could contribute to their respective 401(k) plans, to defer a portion of their earnings and receive a Company matching amount. Both plans are closed to new contributions.

During 2015, 2014, and 2013, $20 million, $16 million, and $9 million, respectively, were recorded as compensation expense for the Company’s contributions to these programs and certain international retirement savings plans. Additionally, nonparticipating annuity premiums were paid for benefits in certain European countries totaling $3 million, $4 million, and $4 million in 2015, 2014, and 2013, respectively.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. EARNINGS PER SHARE

The following table presents the calculation of net loss per common share — basic and diluted:

(In millions, except per share amounts)	2015	2014	2013
Basic Earnings Per Share
Numerator:
Net income (loss) attributable to common stockholders	$8	$(354)	$(93)

Denominator:
Weighted-average shares outstanding	547	535	318
Basic earnings (loss) per share	$0.01	$(0.66)	$(0.29)
Diluted Earnings Per Share
Numerator:
Net income (loss) attributable to Office Depot, Inc.	$8	$(354)	$(20)

Denominator:
Weighted-average shares outstanding	547	535	318
Effect of dilutive securities:
Stock options and restricted stock	8	—	—

Diluted weighted-average shares outstanding	555	535	318

Diluted earnings (loss) per share	$0.01	$(0.66)	$(0.29)

The following potentially dilutive stock options and restricted stock were excluded from the diluted loss per share calculation because of the net loss in the periods.

(In millions)	2015	2014	2013
Potentially dilutive securities:
Stock options and restricted stock	—	8	7
Redeemable preferred stock	—	—	56

Awards of options and nonvested shares representing an additional 4 million, 9 million and 6 million shares of common stock were outstanding for the years ended December 26, 2015, December 27, 2014, and December 28, 2013, respectively, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive. For the three years presented, no tax benefits have been assumed in the weighted average share calculation in jurisdictions with valuation allowances.

Shares of the redeemable preferred stock were fully redeemed in 2013. In periods in which the redeemable preferred stocks were outstanding, basic earnings (loss) per share (“EPS”) was computed after consideration of preferred stock dividends. The redeemable preferred stock had equal dividend participation rights with common stock that required application of the two-class method for computing earnings per share. The preferred stockholders were not required to fund losses.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Instruments and Hedging Activities

As a global supplier of office products and services the Company is exposed to risks associated with changes in foreign currency exchange rates, fuel and other commodity prices and interest rates. Depending on the exposure, settlement timeframe and other factors, the Company may enter into derivative transactions to mitigate those risks. Financial instruments authorized under the Company’s established risk management policy include spot trades, swaps, options, caps, collars, forwards and futures. Use of derivative financial instruments for speculative purposes is expressly prohibited. The Company may designate and account for such qualifying arrangements as hedges. As of December 26, 2015, the foreign exchange contracts extend through December 2016 and fuel contracts extended through January 2017.

The fair values of the Company’s foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current interest rates, exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data. At December 26, 2015, Accrued expenses and other liabilities in the Consolidated Balance Sheets includes $2 million related to derivative fuel contracts.

Financial Instruments

The following table presents information about financial instruments at the balance sheet dates indicated.

	2015		2014
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Timber notes receivable	$905	$909	$926	$930
Company-owned life insurance	88	88	82	82
Financial liabilities:
Recourse debt:
9.75% Senior Secured Notes, due 2019	250	265	250	280
7.35% debentures, due 2016	18	18	18	18
Revenue bonds, due in varying amounts periodically through 2029	186	186	186	185
American & Foreign Power Company, Inc. 5% debentures, due 2030	14	13	14	13
Non-recourse debt	819	825	839	845

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•

Timber notes receivable: Fair value is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms with comparable credit risk (Level 2 measure).

•

Company-owned life insurance: In connection with the Merger, the Company acquired company-owned life insurance policies on certain former employees. The fair value of the company-owned life insurance policies is derived using determinable net cash surrender value (Level 2 measure).

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

Retail Stores

Because of declining sales in recent periods and adoption of the Real Estate Strategy in 2014, the Company has conducted a detailed quarterly store impairment analysis. The analysis uses input from retail store operations and the Company’s accounting and finance personnel that organizationally report to the Chief Financial Officer. These Level 3 projections are based on management’s estimates of store-level sales, gross margins, direct expenses, exercise of future lease renewal options where applicable, and resulting cash flows and, by their nature, include judgments about how current initiatives will impact future performance. If the anticipated cash flows of a store cannot support the carrying value of its assets, the assets are impaired and written down to estimated fair value using Level 3 measure. The Company recognized store asset impairment charges of $12 million, $25 million, and $26 million in 2015, 2014, and 2013, respectively.

The projections prepared for the 2015 analysis assumed declining sales over the forecast period, consistent with recent experience. Gross margin and operating cost assumptions have been held at levels consistent with recent actual results and planned activities. Estimated cash flows were discounted at 12% in 2015 and 13% for the two preceding years. The impairment charges include amounts to bring the location’s assets to estimated fair value based on projected operating cash flows or residual value, as appropriate. Assets added to previously impaired locations, whether for Division-wide enhancements or specific location betterments, are capitalized and subsequently tested for impairment. For the fourth quarter 2015 calculation, a 100 basis point decrease in next year sales combined with a 50 basis point decrease in next year gross margin would have increased the impairment by less than $1 million. Further, a 100 basis point decrease in sales for all future periods would increase the impairment by $2 million and a 2% increase in payroll costs above the historical growth rate would increase the impairment $2 million.

The Company will continue to evaluate initiatives to improve performance and lower operating costs. To the extent that forward-looking sales and operating assumptions are not achieved and are subsequently reduced, additional impairment charges may result. However, at the end of 2015, the impairment analysis reflects the Company’s best estimate of future performance.

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

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following identification of retail stores for closure as part of the Real Estate Strategy, the related favorable lease assets were assessed for accelerated amortization or impairment. Considerations included the Level 3 projected cash flows discussed above, the net book value of operating assets and favorable lease assets, and likely sublease over the option period after closure or return of property to landlords. Impairments of $1 million and $5 million were recognized during 2015 and 2014, respectively.

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

Goodwill associated with the Merger has been allocated to the reporting units for the purposes of the annual goodwill impairment test. The estimated fair values of the reporting units at the 2015 test date were substantially in excess of their carrying values.

As of December 29, 2012, goodwill of $45 million was included in the International Division in a reporting unit comprised of wholly-owned operating subsidiaries in Europe and ownership of the joint venture operating in Mexico. The total estimated fair value of the reporting unit exceeded its carrying value by approximately 30%, however, a substantial majority of that excess value was associated with the joint venture. In 2013, when the reporting unit sold its investment in the joint venture and distributed essentially all of the after tax proceeds to its U.S. parent, the fair value fell below its carrying value. Because the investment was accounted for under the equity method, no goodwill was allocated to the gain on disposition of joint venture calculation. However, concurrent with the sale and gain recognition, a goodwill impairment charge of $44 million was recognized.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Commitments

On June 25, 2011, OfficeMax, with which the Company merged in November 2013, entered into a paper supply contract with Boise White Paper, L.L.C. (“Boise Paper”), under which OfficeMax agreed to purchase office papers from Boise Paper, and Boise Paper has agreed to supply office paper to OfficeMax, subject to the terms and conditions of the paper supply contract. The paper supply contract replaced the previous supply contract executed in 2004 with Boise Paper. The Company assumed the commitment under a paper supply contract to buy OfficeMax’s North American requirements for office paper, subject to certain conditions, including conditions under which the Company may purchase paper from paper producers other than Boise Paper. The paper supply contract’s term will expire on December 31, 2017, followed by a gradual reduction of the Company’s purchase requirements over a two year period thereafter. However, if certain circumstances occur, the agreement may be terminated earlier. If terminated, it will be followed by a gradual reduction of the Company’s purchase requirements over a two year period. Purchases under the agreement were $612 million in 2015, $647 million in 2014, and $87 million in the period from Merger date through year-end 2013.

Indemnifications

Indemnification obligations may arise from the Asset Purchase Agreement between OfficeMax Incorporated, OfficeMax Southern Company, Minidoka Paper Company, Forest Products Holdings, L.L.C. and Boise Land & Timber Corp. The Company has agreed to provide indemnification with respect to a variety of obligations. These indemnification obligations are subject, in some cases, to survival periods, deductibles and caps. At December 26, 2015, the Company is not aware of any material liabilities arising from these indemnifications.

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

On February 4, 2015, Staples and Office Depot entered into the Staples Merger Agreement under which the companies would combine in a stock and cash transaction. Beginning on February 9, 2015, a number of putative class action lawsuits were filed by purported Office Depot stockholders in the Court of Chancery of the State of Delaware (“Court”) challenging the transaction and alleging that the defendant companies — Office Depot, Staples, Merger Sub, and Starboard Value LP — and individual members of Office Depot’s Board of Directors violated applicable laws by breaching their fiduciary duties and/or aiding and abetting such breaches. The plaintiffs sought, among other things, injunctive relief and rescission, as well as fees and costs. The Court subsequently consolidated all nine of the Delaware cases and named Jamison Miller and Steve Renous as lead plaintiffs. The consolidated case is named In re Office Depot, Inc. Stockholders Litigation Consolidated, C.A. No. 10655-CB. After limited discovery, the plaintiffs and defendants agreed on certain additional disclosures to the Company’s definitive proxy statement filed on May 18, 2015, which were made in a Form 8-K filing on June 5, 2015, and the plaintiffs withdrew from the calendar their planned motion to preliminarily enjoin the stockholder vote on the merger. On September 18, 2015, the Delaware Court of Chancery approved a stipulation under which lead plaintiffs voluntarily dismissed the action with prejudice as to themselves and without prejudice as to the putative class members. The Court retained jurisdiction solely for the purpose of adjudicating lead plaintiffs’ counsel’s anticipated application for an award of attorneys’ fees and reimbursement expenses in connection with the disclosures in the June 5, 2015 Form 8-K. The Company subsequently agreed to pay $0.5 million to plaintiffs’ counsel for attorneys’ fees and expenses in full satisfaction of their claim for attorneys’ fees and expenses in the action. Additionally, in February 2015, two lawsuits were filed in Palm Beach County Circuit Court, namely Keny Petit-Frere v. Office Depot, Inc., et al. and John Sweatman v. Office Depot, Inc., et al. making the same allegations as in the Delaware actions. The lawsuits generally sought injunctive relief enjoining the consummation of the transaction, rescission of the transaction in the event it is consummated, damages, fees, costs, and other remedies. Office Depot filed a motion to dismiss the Florida lawsuits for improper venue, and that motion was granted on May 15, 2015.

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

In addition to the foregoing, Heitzenrater v. OfficeMax North America, Inc., et al. was filed in the United States District Court for the Western District of New York in September 2012 as a putative class action alleging violations of the Fair Labor Standards Act and New York Labor Law. The complaint alleges that OfficeMax misclassified its assistant store managers (“ASMs”) as exempt employees. OfficeMax vigorously defended itself in this lawsuit and in November 2015 reached a settlement in the amount of $3.5 million which the court preliminarily approved on November 23, 2015. Final settlement approval and dismissal of the case are expected by mid-2016.

Further, Kyle Rivet v. Office Depot, Inc., formerly known as Constance Gibbons v. Office Depot, Inc., a putative class action that was instituted in May 2012, is pending in the United States District Court for the District of New

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Jersey. The complaint alleges that Office Depot’s use of the fluctuating workweek (FWW) method of pay was unlawful because Office Depot failed to pay a fixed weekly salary and failed to provide its ASMs with a clear and mutual understanding notification that they would receive a fixed weekly salary for all hours worked. The plaintiffs seek unpaid overtime, punitive damages, and attorneys’ fees. The Company believes in this case that adequate provisions have been made for probable losses and such amounts are not material. However, in light of the early stage of the case and the inherent uncertainty of litigation, the Company is unable to estimate a reasonably possible range of loss in this matter. Office Depot intends to vigorously defend itself in this lawsuit.

OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of December 26, 2015, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these environmental liabilities, the Company’s estimated range of reasonably possible losses was approximately $10 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s business.

NOTE 17. SEGMENT INFORMATION

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

The office supply products and services offered across all operating segments are similar. The Company’s three operating segments are the three reportable segments. The North American Retail Division and North American Business Solutions Division are managed separately, primarily because of the way customers are reached and served. The International Division is managed separately because of the geographical, operational and marketplace differences outside of North America. Due to the sale of the Company’s interest in Grupo OfficeMax in August 2014, the joint venture’s results have been reported as Other to align with how this information was presented for management reporting. The accounting policies for each segment are the same as those described in Note 1. Division operating income is determined based on the measure of performance reported internally to manage the business and for resource allocation. This measure charges to the respective Divisions those expenses considered directly or closely related to their operations and allocates support costs. Certain operating expenses and credits are not allocated to the Divisions including Asset impairments, Merger, restructuring and other operating expenses, net, and Legal accrual, as well as expenses and credits retained at the Corporate level, including certain management costs and legacy pension and environmental matters. Other companies may charge more or less of these items to their segments and results may not be comparable to similarly titled measures used by other entities. Assets for 2014 and 2013 reflect adoption in 2015 of the accounting standards as discussed in Note 1.

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of significant accounts and balances by segment, reconciled to consolidated totals follows.

(In millions)		North American Retail	North American Business Solutions	International	Corporate, Eliminations, and Other*	Consolidated Total
Sales	2015	$6,004	$5,708	$2,773	$—	$14,485
	2014	6,528	6,013	3,400	155	16,096
	2013	4,614	3,580	3,008	40	11,242
Division operating income	2015	310	226	23	—	559
	2014	126	232	53	—	411
	2013	8	113	36	—	157
Capital expenditures	2015	56	70	19	18	163
	2014	44	29	29	21	123
	2013	63	24	39	11	137
Depreciation and amortization	2015	130	82	31	40	283
	2014	140	85	35	53	313
	2013	105	51	29	24	209
Charges for losses on receivables and inventories	2015	42	11	7	—	60
	2014	48	4	13	1	66
	2013	38	9	12	—	59
Net earnings from equity method investments	2015	—	—	—	—	—
	2014	—	—	—	—	—
	2013	—	—	14	—	14
Assets	2015	1,625	1,607	963	2,247	6,442
	2014	1,736	1,687	1,160	2,174	6,757
	2013	$1,804	$1,554	$1,152	$2,855	$7,365

*	Amounts included in “Corporate, Eliminations, and Other” consist of (i) assets (including all cash and cash equivalents) and depreciation related to corporate activities, (ii) accounts and balances associated with Grupo OfficeMax prior to disposition, and (iii) $377 million of goodwill in December 28, 2013, which was allocated to reporting units in 2014.

A reconciliation of the measure of Division operating income to Income (loss) before income taxes follows:

(In millions)	2015	2014	2013
Division operating income	$559	$411	$157
Add/(subtract):
Other operating income (loss)	—	8	(2)
Asset impairments	(13)	(88)	(70)
Merger, restructuring, and other operating expenses, net	(332)	(403)	(201)
Legal accrual	—	(81)	—
Unallocated expenses	(99)	(122)	(89)
Interest income	24	24	5
Interest expense	(93)	(89)	(69)
Gain on disposition of joint venture	—	—	382
Other income, net	1	—	14

Income (loss) before income taxes	$47	$(340)	$127

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 26, 2015, the Company sold to customers throughout North America, Europe, and Asia/Pacific. The Company operates through wholly-owned entities and participates in other ventures and alliances. There is no single country outside of the United States or single customer that accounts for 10% or more of the Company’s total sales. Geographic financial information relating to the Company’s business is as follows:

	Sales			Property and Equipment, Net
(In millions)	2015	2014	2013	2015	2014	2013
United States	$11,387	$12,132	$8,119	$617	$757	$977
International	3,098	3,964	3,123	168	206	332

Total	$14,485	$16,096	$11,242	$785	$963	$1,309

The Company classifies products into three categories: (1) supplies, (2) technology, and (3) furniture and other. The supplies category includes products such as paper, binders, writing instruments, cleaning and breakroom items and school supplies. The technology category includes products such as desktop and laptop computers, monitors, tablets, printers, ink and toner, cables, software, digital cameras, telephones, and wireless communications products. The furniture and other category includes products such as desks, chairs, luggage, sales in the copy and print centers, and other miscellaneous items.

Total Company sales by product category were as follows:

	2015	2014	2013
Supplies	47.6%	47.2%	46.6%
Technology	37.3%	38.0%	40.6%
Furniture and other	15.1%	14.8%	12.8%

	100.0%	100.0%	100.0%

OFFICE DEPOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 26, 2015*
Net sales	$3,877	$3,440	$3,690	$3,477
Gross profit	937	814	936	815
Net income (loss) (1)	45	(58)	6	15
Net earnings (loss) per share:
Basic	$0.08	$(0.11)	$0.01	$0.03
Diluted	$0.08	$(0.11)	$0.01	$0.03

*	Due to rounding, the sum of the quarterly amounts may not equal the reported amounts for the year.

(1)

In the first, second, third and fourth quarters of 2015, captions include pre-tax Merger, restructuring, and other operating expenses, net amounting to $43 million, $120 million, $111 million and $58 million, respectively and asset impairments of $5 million, $4 million, $1 million and $3 million, respectively.

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 27, 2014*
Net sales	$4,354	$3,841	$4,069	$3,832
Gross profit	1,015	883	987	891
Net income (loss) (1)	(108)	(189)	29	(84)
Net income (loss) attributable to Office Depot, Inc. (1)	(109)	(190)	29	(84)
Net income (loss) available to common stockholders (1)	(109)	(190)	29	(84)
Net earnings (loss) per share:
Basic	$(0.21)	$(0.36)	$0.05	$(0.15)
Diluted	$(0.21)	$(0.36)	$0.05	$(0.15)

*	Due to rounding, the sum of the quarterly amounts may not equal the reported amounts for the year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Office Depot, Inc.

Boca Raton, Florida

We have audited the consolidated financial statements of Office Depot, Inc. and subsidiaries (the “Company”) as of December 26, 2015 and December 27, 2014, and for each of the three fiscal years in the period ended December 26, 2015, and the Company’s internal control over financial reporting as of December 26, 2015, and have issued our reports thereon dated February 23, 2016; such consolidated financial statements and reports are included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in the accompanying index at Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

February 23, 2016

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II — Valuation and Qualifying Accounts and Reserves	117

All other schedules have been omitted because they are not applicable, not required or the information is included elsewhere herein.

SCHEDULE II

OFFICE DEPOT, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions— Charged to Expense	Deductions— Write-offs, Payments and Other Adjustments	Balance at End of Period
Allowance for doubtful accounts:

2015	$18	9	11	$16

2014	$26	8	16	$18

2013	$23	14	11	$26

INDEX TO EXHIBITS FOR OFFICE DEPOT 10-K(1)

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger, dated February 20, 2013, by and among Office Depot, Inc., Dogwood Merger Sub LLC, Mapleby Holdings Merger Corporation, Mapleby Merger Corporation and OfficeMax Incorporated (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 22, 2013).

2.2	Stock Purchase and Transaction Agreement by and among Office Depot, Inc., Office Depot Delaware Overseas Finance No. 1, LLC, Grupo Gigante S.A.B. de C.V. and Hospitalidad y Servicios Especializados Gigante, S.A. de C.V dated as of June 3, 2013 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on July 15, 2013).

2.3	Agreement and Plan of Merger, dated as of February 4, 2015, by and among Office Depot, Inc., Staples, Inc. and Staples AMS, Inc. (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 4, 2015).

3.1	Amended and Restated Bylaws (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 4, 2015).

3.2	Amendment to the Amended and Restated Bylaws of Office Depot, Inc. (Incorporated by reference from Office Depot Inc.’s Current Report on Form 8-K, filed with the SEC on October 30, 2015).

3.3	Restated Certificate of Incorporation (Incorporated by reference from the respective annex to the Proxy Statement for Office Depot, Inc.’s 1995 Annual Meeting of Stockholders, filed with the SEC on April 20, 1995).

3.4	Amendment to Restated Certificate of Incorporation (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 1998).

4.1	Form of Certificate representing shares of Common Stock (Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Registration Statement No. 33-39473 on Form S-4, filed with the SEC on March 15, 1991).

4.2	Indenture, dated as of March 14, 2012, relating to the $250 million 9.75% Senior Secured Notes due 2019, among Office Depot, Inc., the Guarantors named therein and U.S. Bank National Association (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on March 15, 2012).

4.3	Supplemental Indenture, dated as of February 22, 2013, between Office Depot, Inc., eDepot, LLC, the other Guarantors party thereto and U.S. Bank National Association, relating to the 9.75% Senior Notes due 2019 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 25, 2014).

4.4	Second Supplemental Indenture, dated as of November 22, 2013, between Office Depot Inc., Mapleby Holdings Merger Corporation, OfficeMax Incorporated, OfficeMax Southern Company, OfficeMax Nevada Company, OfficeMax North America, Inc., Picabo Holdings, Inc., BizMart, Inc., BizMart (Texas), Inc., OfficeMax Corp., OMX, Inc., the other Guarantors party thereto and U.S. Bank National Association, relating to the 9.75% Senior Notes due 2019 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 25, 2014).

4.5	Form of Notes representing $250 million aggregate principal amount of 9.75% Senior Secured Notes due March 15, 2019 (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2012).

Exhibit Number	Exhibit

4.6(2)	Trust Indenture between Boise Cascade Corporation (now OfficeMax Incorporated) and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended (Incorporated by reference from OfficeMax Incorporated’s Registration Statement No. 33-5673 on Form S-3, filed with the SEC on May 13, 1986).

4.7	Indenture dated as of December 21, 2004 by and between OMX Timber Finance Investments I, LLC, as the Issuer and Wells Fargo Bank Northwest, N.A., as Trustee (Incorporated by reference from OfficeMax Incorporated’s Registration Statement No. 333-162866 on Form S-1/A, filed with the SEC on December 14, 2009).

4.8	Installment Note for $559,500,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Cascade Corporation (now OfficeMax Incorporated) (Initial Holder) dated October 29, 2004 (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2004).

4.9	Installment Note for $258,000,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Southern Company (Initial Holder) dated October 29, 2004 (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2004).

10.1	Lease Agreement dated November 10, 2006, by and between Office Depot, Inc. and Boca 54 North LLC (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 24, 2009).

10.2	First Amendment to Lease dated July 3, 2007, by and between Office Depot, Inc. and Boca 54 North LLC (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 24, 2009).

10.3	Office Depot, Inc. 2015 Long-Term Incentive Plan (Incorporated by reference from Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on June 19, 2015).

10.4	Office Depot, Inc. 2007 Long-Term Incentive Plan (Incorporated by reference from the respective appendix to the Proxy Statement for Office Depot, Inc.’s 2007 Annual Meeting of Shareholders, filed with the SEC on April 2, 2007).*

10.5	2008 Office Depot, Inc. Bonus Plan for Executive Management Employees (Incorporated by reference from the respective appendix to the Proxy Statement for Office Depot, Inc.’s 2008 Annual Meeting of Shareholders, filed with the SEC on March 13, 2008).*

10.6	Office Depot Corporate Annual Bonus Plan (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on June 22, 2015).

10.7	Change of Control Agreement, dated as of December 14, 2007, by and between Office Depot, Inc. and Steven M. Schmidt (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on July 28, 2009).*

10.8	Amendment to Employment Offer Letter Agreement, dated December 31, 2008, by and between Office Depot, Inc. and Steven Schmidt (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 23, 2010).*

10.9	Employment Offer Letter Agreement, dated July 10, 2007, by and between Office Depot, Inc. and Steven Schmidt (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 23, 2010).*

10.10	Office Depot, Inc. Amended Long-Term Incentive Plan (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 26, 2010).*

Exhibit Number	Exhibit

10.11	Office Depot, Inc. Amended Long-Term Equity Incentive Plan, as revised and amended effective April 21, 2010 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 26, 2010).*

10.12	Form of Associate Non-Competition, Confidentiality and Non-Solicitation Agreement between Office Depot, Inc. and certain executives (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 22, 2011).*

10.13	Form of Change in Control Agreement between Office Depot, Inc. and certain executives (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 21, 2010).*

10.14	Form of Waiver, dated as of March 30, 2011 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 1, 2011).

10.15	First Amendment to the Office Depot, Inc. 2007 Long-Term Incentive Plan (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).*

10.16	Form of Amended and Restated Credit Agreement, dated as of May 25, 2011, among Office Depot, Inc. and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on July 26, 2011).**

10.17	Letter Agreement between Office Depot, Inc. and Elisa D. Garcia dated May 15, 2007 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 28, 2012).*

10.18	Amendment to Letter Agreement between Office Depot, Inc. and Elisa D. Garcia effective December 31, 2008 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 28, 2012).*

10.19	Retention Agreement between Office Depot, Inc. and Elisa D. Garcia dated November 2, 2010 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 28, 2012).*

10.20	First Amendment, dated February 24, 2012, to the Amended and Restated Credit Agreement, dated as of May 25, 2011, among Office Depot, Inc. and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 28, 2012).

10.21	Form of Restricted Stock Awards for Executives (time vested) (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2012).*

10.22	Form of Restricted Stock Award for Executives (performance/time vested) (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2012).*

10.23	Form of Restricted Stock Award Agreement (Incorporated by reference from Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on June 19, 2015).

10.24	Financing Agreement by and between Office Depot BS and ABN AMRO Commercial Finance, dated September 24, 2012 (Incorporated by reference from Office Depot Inc.’s Annual Report on Form 10-K, filed with the SEC on February 20, 2013).

Exhibit Number	Exhibit

10.25	Amendment No. 1 to Financing Agreement by and between Office Depot BS and ABN AMRO Commercial Finance, dated September 24, 2012 (Incorporated by reference from Office Depot Inc.’s Annual Report on Form 10-K, filed with the SEC on February 20, 2013).

10.26	Letter Agreement between the Company and Stephen E. Hare (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 5, 2013).*

10.27	2013 Non-Qualified Stock Option Award Agreement between the Company and Stephen E. Hare (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 5, 2013).*

10.28	2013 Restricted Stock Unit Award Agreement between the Company and Stephen E. Hare (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 5, 2013).*

10.29	2013 Performance Share Award Agreement between the Company and Stephen E. Hare (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 5, 2013).*

10.30	Employment Agreement between the Company and Roland C. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 18, 2013).*

10.31	2013 Non-Qualified Stock Option Award Agreement between the Company and Roland C. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 18, 2013).*

10.32	2013 Restricted Stock Unit Award Agreement between the Company and Roland C. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 18, 2013).*

10.33	Form of Restricted Stock Unit Award Agreement (Incorporated by reference from Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on June 19, 2015).

10.34	2013 Performance Share Award Agreement between the Company and Roland C. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 18, 2013).*

10.35	2003 OfficeMax Incentive and Performance Plan (amended and restated effective as of April 29, 2013) (Incorporated by reference to Appendix A to the Definitive Proxy Statement of OfficeMax filed with the SEC on March 19, 2013).*

10.36	Amendment to the 2003 OfficeMax Incentive and Performance Plan dated November 6, 2013 (Incorporated by reference from Office Depot, Inc.’s Form S-8, filed with the SEC on November 8, 2013).*

10.37	Settlement Agreement, dated August 20, 2013 between Office Depot, Inc. and Starboard Value L.P (and entities listed on Exhibit A of the Settlement Agreement) (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on August 21, 2013).

10.38	Letter Agreement between Office Depot, Inc. and Neil R. Austrian, dated April 5, 2013 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 11, 2013).*

10.39	Restricted Stock Award Agreement between Office Depot, Inc. and Neil R. Austrian, dated April 5, 2013 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 11, 2013).*

Exhibit Number	Exhibit

10.40	Restricted Stock Unit Award Agreement between Office Depot, Inc. and Neil R. Austrian, dated April 5, 2013 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 11, 2013).*

10.41	Form of Letter Agreement (amending the Change in Control Agreements with each of Michael D. Newman, Elisa D. Garcia and Steve M. Schmidt) (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 26, 2013).*

10.42	Office Depot Omnibus Amendment to Outstanding Equity and Long-Term Incentive Awards (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 26, 2013).*

10.43	Form of Second Amendment, dated as of March 4, 2013, to the Amended and Restated Credit Agreement dated as of May 25, 2011, as amended by the First Amendment to the Amended and Restated Credit Agreement, dated as of February 24, 2012, among Office Depot, Inc., and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on March 6, 2013).

10.44	Form of Third Amendment, dated as of November 5, 2013, to the Amended and Restated Credit Agreement dated as of May 25, 2011, as amended by the First Amendment to the Amended and Restated Credit Agreement, dated as of February 24, 2012 and the Second Amendment to the Amended and Restated Credit Agreement, dated as of March 4, 2013, among Office Depot, Inc., and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 25, 2014).

10.45	Form of Fourth Amendment, dated as of May 1, 2015, to the Amended and Restated Credit Agreement dated as of May 25, 2011, as amended by the First Amendment to the Amended and Restated Credit Agreement, dated as of February 24, 2012, the Second Amendment to the Amended and Restated Credit Agreement, dated as of March 4, 2013 and the Third Amendment to the Amended and Restated Credit Agreement, dated as of November 1, 2013, among Office Depot, Inc., and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2015).

10.46	Paper Purchase Agreement dated June 25, 2011 between Boise White Paper, L.L.C. and OfficeMax Incorporated (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q/A, filed with the SEC on October 24, 2011).**

10.47	Retention Agreement between Office Depot, Inc. and Ms. Deborah O’Connor dated March 21, 2014 (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on March 24, 2014).

10.48	Second Amendment to 2013 Performance Share Award Agreement between Office Depot, Inc. and Roland C. Smith (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014).

Exhibit Number	Exhibit

10.49	Form of Agreement For Cash Settled Short-Term Performance Award For Executive Officers (Incorporated by reference from Office Depot Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2015.)

10.50	Award Agreement for 2014 Cash-Settled Performance Award between Office Depot, Inc. and Roland C. Smith (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014).

10.51	Second Amendment to 2013 Performance Share Award Agreement between Office Depot, Inc. and Stephen E. Hare (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014).

10.52	Form of 2014 Restricted Stock Award Agreement (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014).

10.53	Form of 2014 Performance Share Award Agreement (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014).

10.54	Second Amendment to the Office Depot, Inc. 2007 Long-Term Incentive Plan (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014).

10.55	Letter Agreement between Office Depot, Inc. and Mark Cosby dated July 14, 2014 (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on July 21, 2014).

10.56	Sign-On Bonus Agreement between Office Depot, Inc. and Mark Cosby dated July 14, 2014 (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on July 21, 2014).

10.57	The Office Depot, Inc. Executive Change in Control Severance Plan effective August 1, 2014 (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on August 7, 2014).

10.58	Form of Notice of Selection for Participation in Executive Change in Control Severance Plan and Notice of Non-Renewal of Change in Control Agreement (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on August 7, 2014).

10.59	Form of Settlement Agreement (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on December 23, 2014)

10.60	Securityholders Agreement among Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C., dated October 29, 2004 (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2004).

10.61	Director Stock Compensation Plan, as amended through September 26, 2003 (Incorporated by reference from OfficeMax Incorporated’s Annual Report on Form 10-K, filed with the SEC on March 2, 2004).*

10.62	2003 Director Stock Compensation Plan, as amended through September 26, 2003 (Incorporated by reference from OfficeMax Incorporated’s Annual Report on Form 10-K, filed with the SEC on March 2, 2004).*

10.63	Amendment to the OfficeMax Incorporated 2003 Director Stock Compensation Plan (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 20, 2007).*

Exhibit Number	Exhibit

10.64	Form of 2007 Directors’ Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on August 1, 2007).*

10.65	Form of 2008 Director Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on July 29, 2008).*

10.66	Form of 2009 Nonqualified Stock Option Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 18, 2009).*

10.67	Form of 2009 Director Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on July 28, 2009).*

10.68	Form of 2010 Nonqualified Stock Option Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 16, 2010).*

10.69	Form of 2010 Director Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on August 3, 2010).*

10.70	Form of 2011 Nonqualified Stock Option Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 15, 2011).*

10.71	Form of 2011 Director Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on August 2, 2011).*

10.72	Form of 2012 Nonqualified Stock Option Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 22, 2012).*

10.73	Form of 2012 Performance-Based RSU Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 22, 2012).*

10.74	Form of 2012 Performance Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 22, 2012).*

10.75	Form of 2012 Director Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on July 31, 2012).*

10.76	First Amendment to Paper Purchase Agreement dated June 20, 2013 between Boise White Paper, L.L.C. and OfficeMax Incorporated (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2013).**

10.77	Fourth Amended and Restated Operating Agreement of Boise Cascade Holdings, L.L.C. (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on March 4, 2013).

10.78	2005 Directors Deferred Compensation Plan (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on December 15, 2004).*

10.79(3)	Deferred Compensation and Benefits Trust, as amended for the Form of Sixth Amendment dated May 1, 2001 (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2001).*

10.80	2001 Board of Directors Deferred Compensation Plan, as amended through September 26, 2003 (Incorporated by reference from OfficeMax Incorporated’s Annual Report on Form 10-K, filed with the SEC on March 2, 2004).*

Exhibit Number	Exhibit

10.81	Amendment to OfficeMax Incorporated 2005 Directors Deferred Compensation Plan (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2008).*

21	List of Office Depot, Inc.’s Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a)

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**	Denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The confidential portions have been submitted separately to the Securities and Exchange Commission.

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