Form 10-K/A
period 2015-12-26
OFFICE DEPOT INC
filed 2016-04-22
CIK 800240

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At March 26, 2016, there were 550,112,142 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

OFFICE DEPOT, INC.

FORM 10-K/A

EXPLANATORY NOTE

Office Depot, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 26, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2016 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

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

PART III

Item  10. Directors, Executive Officers and Corporate Governance.

DIRECTORS

ROLAND C. SMITH	AGE: 61

Roland C. Smith was appointed as our Chairman and Chief Executive Officer in November 2013. Prior to joining Office Depot, Mr. Smith served as the President and Chief Executive Officer of Delhaize America, LLC, the U.S. division of Delhaize Group, and Executive Vice President of Delhaize Group, an international food retailer, from October 2012 to September 2013. Mr. Smith was a Special Advisor to The Wendy’s Company, a restaurant owner, operator and franchisor, from September 2011 to December 2011, served as President and Chief Executive Officer from July 2011 to September 2011. Mr. Smith served as President and Chief Executive Officer of Wendy’s/Arby’s Group, Inc. and Chief Executive Officer of Wendy’s International, Inc. from September 2008 to July 2011. Mr. Smith also served as Chief Executive Officer of Triarc Companies, Inc. from June 2007 to July 2011, and the Chief Executive Officer of Arby’s Restaurant Group, Inc., a restaurant owner, operator and franchisor, from April 2006 to September 2008. Mr. Smith served as President and Chief Executive Officer of American Golf Corporation and National Golf Properties, an owner and operator of golf courses, from February 2003 to November 2005. He was President and Chief Executive Officer of AMF Bowling Worldwide, Inc., an owner and operator of bowling centers, from April 1999 until January 2003. Mr. Smith has been a director of Carmike Cinemas, Inc.’s (“Carmike”) since 2002. Since June 2009, he serves as Chairman of the Board and Chairman of the Compensation and Nominating Committee and as a member of the Executive Committee of Carmike’s board.

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

WARREN F. BRYANT	AGE: 70

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

RAKESH GANGWAL	AGE: 62

Rakesh Gangwal joined our Board in November 2013. Previously, Mr. Gangwal was a director of OfficeMax Incorporated from 1998 to November 2013. From June 2003 to August 2007, Mr. Gangwal was the Chairman, President and Chief Executive Officer of Worldspan Technologies, Inc., a provider of travel technology and information services to the travel and transportation industry. From 2002 to 2003, Mr. Gangwal was involved in various personal business endeavors, including private equity projects and consulting projects. He was the President and Chief Executive Officer of US Airways Group, Inc., the parent corporation for US Airways’ mainline jet and express divisions as well as several related companies, from 1998 until 2001. Mr. Gangwal was also the President and Chief Executive Officer of US Airways, Inc., the main operating arm of US Airways Group, from 1998 until 2001. He was also the President and Chief Operating Officer of US Airways Group, Inc., and US Airways, Inc., from 1996 to 1998. Mr. Gangwal has been a director of CarMax, Inc. since 2011 and served as a director of PetSmart, Inc. from 2005 to 2015. Mr. Gangwal is also the co-founder of InterGlobe Aviation Limited (fka IndiGo Airlines), India’s largest domestic airline and is currently serving as a director since 2015.

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

CYNTHIA T. JAMISON	AGE: 56

Cynthia Jamison has served as a Director on our Board since August 2013. Ms. Jamison was the Chief Financial Officer of AquaSpy, Inc. from 2009 to 2012. From 1999 to 2009, she was a partner with Tatum, LLC, an executive services firm focused exclusively on providing Chief Financial Officer support to public and private companies. Prior to joining Tatum, she served as Chief Financial Officer of Chart House Enterprises and previously held various financial positions at Allied Domecq Retailing USA, Kraft General Foods, and Arthur Andersen LLP. Ms. Jamison’s experience also includes her service, since 2004 and until 2015, as a director of B&G Foods, Inc. Since 2002, Ms. Jamison has served as a member of the board of directors for Tractor Supply Company and currently serves as the Chairman of the board. Ms. Jamison also serves as a director of Darden, Inc. since 2014 and a director of Big Lots, Inc. since 2015.

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

V. JAMES MARINO	AGE: 65

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

MICHAEL J. MASSEY	AGE: 51

Michael Massey has served as a Director on our Board since August 2013. Mr. Massey currently serves as the President and Chief Executive Officer of PetSmart, Inc. Since August 2014, he has also served on the Policyowners Examination Committee of Northwestern Mutual Life Insurance Company. Previously, Mr. Massey served as Chief Executive Officer and President of Collective Brands, Inc., an international shoe manufacturer and retailer, from June 2011 to October 2012, as Senior Vice President of Law from March 2003 to June 2011 and as General Counsel and Secretary from March 2003 to October 2012. He previously served in various executive roles at Collective Brands in corporate development and legal from 1996 to 2003, and served as President of Payless ShoeSource’s international joint ventures, which included a total of over 200 stores. Prior to Collective Brands, Inc., he was counsel at The May Department Stores Company, a major American department store holding company, from 1990 to 1996. Since 2015, Mr. Massey also serves as a director for Retail Industry Leaders Association, Medical Management International, Inc. and PetSmart Charities.

As a former and current Chief Executive Officer of a retailer, Mr. Massey provides valuable retail experience and ability to provide meaningful insight to address issues affecting retailers. Additionally, Mr. Massey’s international experience and global insights on issues affecting our overseas business as well as his strong governance experience gained as general counsel led the Board to conclude that he should be nominated as a director.

FRANCESCA RUIZ DE LUZURIAGA	AGE: 62

Francesca Ruiz de Luzuriaga joined our Board in November 2013. Previously she was a director of OfficeMax Incorporated from 1998 to November 2013. From 1999 to 2000, Ms. Luzuriaga served as the Chief Operating Officer of Mattel Interactive, a business unit of Mattel, Inc., one of the major toy manufacturers in the world. Prior to holding this position, she served Mattel as its Executive Vice President, Worldwide Business Planning and Resources, from 1997 to 1999, and as its Chief Financial Officer from 1995 to 1997. Since leaving Mattel in 2000, Ms. Luzuriaga has been working as an independent business development consultant. From 2002 until 2005, she was also a director of Providian Financial Corporation. Since January 2012, she has been a director of SCAN Health Plan, a not-for-profit Medicare Advantage health plan. Since 2015, Ms. Luzuriaga also serves as a director of SuperValu, Inc. A retail grocery store chain.

Ms. Luzuriaga has substantial prior leadership experience in the operations and strategy side of businesses, both in the United States and internationally. This experience, together with her financial expertise, her experience in corporate finance, and her experience as a board member for other public companies, led the Board to conclude that she should be nominated as a director.

DAVID M. SZYMANSKI	AGE: 59

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

NIGEL TRAVIS	AGE: 66

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

JOSEPH VASSALLUZZO	AGE: 67

Joseph Vassalluzzo has served as a Director on our Board since August 2013. He currently serves as a director on public company boards, including, since 2002, the Federal Realty Investment Trust, where he is Chairman of the Board of Trustees and LifeTime Fitness, since 2006, where he is the Lead Director. Mr. Vassalluzzo previously served on the board of directors of iParty Corp. from 2004 to 2013 and on the board of directors of Commerce Bancorp from 2005 to 2008 where he chaired various committees of both. He also operates a retail consulting business. Previously, among other roles, Mr. Vassalluzzo was employed by Staples, Inc. from 1989 until 2005, most recently as Vice Chairman. Additionally, his duties at Staples included world-wide responsibility for all of Staples’ real estate activities, including, but not limited to, the development and management of all retail stores; distribution; office and warehouse centers; all engineering, construction and design activities; and facilities management.

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

EXECUTIVE OFFICERS

Information concerning our executive officers is set forth in Part 1 — Item 1. “Business” of the Original Form 10-K under the caption “Our Executive Officers.”

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of Office Depot’s common stock to file reports of their holdings and transactions of Office Depot common stock with the SEC and NASDAQ. Based on a review of Forms 3, 4 and 5 and any amendments thereto, we believe that each of our executive officers and directors reported on a timely basis all transactions required to be reported by Section 16(a) during fiscal year 2015.

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

1-866-634-6854

odhotline.com

DIRECTOR NOMINATION PROCESS

As of the date of this Amendment No. 1, there have been no material changes to the procedures by which security holders may recommend nominees to our Board as described in the Company’s Definitive Proxy Statement filed with the SEC on May 18, 2015 (the “2015 Proxy Statement”).

AUDIT COMMITTEE

The Company’s Board of Directors has a standing Audit Committee. In 2015, the Audit Committee’s membership was as follows: Ms. Francesca Ruiz de Luzuriaga (chair), Ms. Cynthia T. Jamison and Messrs. David M. Szymanski and Joseph Vassalluzzo. Our Board of Directors has reviewed and made the determinations required by the listing standards of The Nasdaq Stock Market and regulations of the SEC regarding the independence and financial literacy of the members of our Audit Committee. All members of the Audit Committee have been determined by the Board of Directors to be Independent directors and financially literate and no members of the Audit Committee have participated in the preparation of the financial statements of the Company or any of its subsidiaries during the past three years. In addition, our Board of Directors has determined that the following members of our Audit Committee qualify as “Audit Committee financial experts” within the meaning of the applicable regulations of the SEC: Ms. Francesca Ruiz de Luzuriaga and Ms. Cynthia T. Jamison.

Item  11. Executive Compensation.

EXECUTIVE AND DIRECTOR COMPENSATION

Compensation Discussion and Analysis

This compensation discussion and analysis (referred to in this proxy statement as the CD&A) describes our executive compensation programs and explains how the Compensation Committee made its compensation decisions for our named executive officers (also referred to in this CD&A as NEOs) for fiscal year 2015. The NEOs for 2015 are:

•	Chairman and Chief Executive Officer, Roland Smith;

•	President, North America, Mark Cosby;

•	President, International, Steven Schmidt;

•	Executive Vice President and Chief Financial Officer, Stephen Hare; and

•	Executive Vice President, Chief Legal Officer and Corporate Secretary, Elisa Garcia.

Overview of 2015 Compensation

On February 4, 2015, Staples and the company announced that the companies have entered into a definitive merger agreement, under which Staples will acquire all of our outstanding shares and we will become a wholly owned subsidiary of Staples. In view of the pending Staples merger and the overwhelming “say-on-pay” support received from our shareholders on the 2014 compensation of our NEOs, the Committee determined that our executive compensation programs for fiscal year 2015 would remain consistent with those used in fiscal year 2014. This program was intended to ensure a strong tie between compensation realized by management and the attainment of key operating results that were critical to both the pending Staples merger and the realization of synergies and enhanced efficiencies associated with our 2013 merger with OfficeMax.

In fiscal 2015, we continued to see positive results from our November 2013 merger with OfficeMax and our executives continued to achieve key business objectives that position the Company for future success. Below is a summary of our significant achievements in 2015:

•	Realized approximately $300 million in 2015 in incremental synergy benefits from the 2013 OfficeMax merger;

•	Exceeded our operating income target for 2015 with reported operating income of $115 million compared to an operating loss of $275 million in 2014; and

•

Remained on target to expect total annual run-rate OfficeMax merger synergy benefits of more than $750 million from the OfficeMax integration and approximately $80 million in benefits related to the European business restructuring plan by the end of 2017

COMPENSATION PHILOSOPHY
Accountability for Business Performance

Tie compensation in large part to the company’s financial and operating performance, so that executives are held accountable through their compensation for the performance of the business for which they are responsible and for achieving the company’s Annual Operating Plan.

Accountability for Long-Term Performance	Include meaningful incentives to create long-term stockholder value while not incentivizing excessive risk taking.

Competition	Reflect the competitive marketplace so the company can attract, retain, and motivate talented executives throughout the volatility of business cycles.

What are the elements of our NEO compensation packages?

The various elements of compensation paid by the company are intended to reflect our compensation philosophy and (1) provide an appropriate level of financial certainty through fixed compensation, (2) ensure that at least 50% of equity compensation is performance-based, and (3) create a balance of short-term and long-term incentives.

COMPENSATION ELEMENT	PURPOSE
Base Salary

•    Provide financial predictability and stability through fixed compensation that is less than a majority of total compensation at target;

•    Provide a salary that is market competitive;

•    Promote the retention of executives; and

•    Provide fixed compensation that reflects the scope, scale and complexity of the executive’s role.

Short-Term Incentives (Annual Cash Bonus Plan)

•    Align management and stockholder interests;

•    Incentivize achievement of our Annual Operating Plan;

•    Provide market competitive cash compensation when targeted performance objectives are met;

•    Provide appropriate incentives to exceed targeted results; and

•    Pay meaningful incremental cash awards when results exceed target and pay below market cash awards when results are below target.

Long-Term Incentives (Long-Term Incentive Program, or LTIP)

•    Balance the short-term nature of other compensation elements with long-term retention of executive talent;

•    Align management and long-term stockholder interests;

•    Incentivize achievement of our Annual Operating Plan;

•    Focus our executives on the achievement of long-term strategies and results; and

•    Support the growth and profitability of each of our revenue-generating business divisions.

Employment, Change in Control and Severance Arrangements

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

•    Special benefits and perquisites are limited and used only to attract and retain executive talent as competitively appropriate and necessary.

What were the significant actions related to executive compensation in 2015?

During 2015, the following Compensation Committee actions were of particular significance:

•	Due to the company’s proposed merger with Staples, the Committee generally kept executive compensation in 2015 consistent with executive compensation in 2014 with a few adjustments described herein.

Base Salary — The Committee determined not to make adjustments to NEO base salaries for fiscal year 2015, and, accordingly, fiscal year 2015 base salaries for the NEOs remained at the same level as for fiscal year 2014.

Performance Metric — In order to continue to align executive compensation with the interests of the company’s stockholders as we work to complete our proposed merger with Staples and continue to identify and capture synergies during our integration process with OfficeMax, the Compensation Committee decided to maintain adjusted operating income as the performance metric for fiscal year 2015. Selecting adjusted operating income as the primary performance metric focuses management on the key short-term drivers of sustainable value creation, including revenue generation, cost reduction and synergy realization, each of which is critical in driving earnings improvement. Further, the Compensation Committee set the maximum and target adjusted operating income goal for 2015 at approximately 165% and 143% above adjusted operating income for 2014, respectively. These 2015 performance metric goals were intended to be difficult but achievable given our success in capturing synergies from the OfficeMax merger balanced against the challenges to our business given the pendency of the proposed merger with Staples.

Long-Term Incentive Program — In addition, the Compensation Committee adjusted the LTIP performance period from three years to one in order to create greater focus on delivering the Annual Operating Plan in the year in which our merger with Staples is pending and expected to close. This change would hold management accountable for critical operating results during the year in which the merger was pending.

•

The company entered into a retention agreement with Mr. Schmidt in order to delay Mr. Schmidt’s planned retirement and retain his service to the company while the merger with Staples is pending. Pursuant to the terms of the retention agreement, Mr. Schmidt would be entitled to a lump sum cash payment of $1 million upon the earlier to occur of the closing date of the Staples merger, the date of termination of the Staples merger, Mr. Schmidt’s termination by the company without cause or March 15, 2016, provided that Mr. Schmidt remains actively employed by the company.

•

The company and our stockholders approved a new 2015 Long-Term Incentive Plan (the “2015 Plan”), which replaced our 2007 Long-Term Incentive Plan (the “2007 Plan”) and the OfficeMax 2003 Incentive and Performance Plan (the “2003 Plan”) for future grants to certain employees, directors, and other persons who perform services for the company and its subsidiaries on or after June 19, 2015. The 2015 Plan provides for the grant of performance shares, performance units, restricted stock, restricted stock units, non-qualified stock options, incentive stock options, stock appreciation rights and other awards to eligible participants. Subject to adjustment as described in the 2015 Plan, the aggregate number of shares of company common stock that are available for issuance pursuant to awards granted under the 2015 Plan is forty-seven million (47,000,000).

•

The company and our stockholders approved a Corporate Annual Bonus Plan (the “2015 Corporate Annual Bonus Plan”), under which officers and other key employees of the company and its affiliates are eligible to receive annual incentive awards based on the achievement of performance goals on or after June 19, 2015. Awards made to executive officers of the Company must be granted and the achievement of performance goals must be certified by the Compensation Committee. The 2015 Corporate Annual Bonus Plan provides for two types of awards: (i) those intended to comply with the Internal Revenue Code Section 162(m) performance-based compensation exception, and (ii) those not intended to comply with such exception. The company will pay compensation earned under the 2015 Corporate Annual Bonus Plan in cash or in shares of the company’s common stock pursuant to the 2015 Plan or in a combination thereof.

What were the results of our advisory vote to approve executive compensation?

At the 2015 annual meeting of stockholders, our stockholders were given the opportunity to cast an advisory vote “for” or “against” the compensation of our NEOs in fiscal 2014. On the advisory “say-on-pay” vote, our stockholders overwhelmingly approved the compensation of our NEOs with approximately 98.1% of the votes cast voted for the company’s executive compensation. The Compensation Committee considers this approval level as a validation of our compensation philosophy and program. As a result of this stockholder support and taking into consideration the pendency of the merger with Staples, we retained our general approach to executive compensation for fiscal year 2016.

How does the company’s pay practices compare to best practices?

Our 2015 executive compensation program was based on a compensation philosophy adopted by our Compensation Committee and reflected the advice of the Committee’s independent compensation consultant, Frederic W. Cook & Co., Inc. (“F.W. Cook”). The Compensation Committee is guided by the following key principles in determining the compensation structure for our executives:

WHAT WE DO		WHAT WE DON’T DO
✓	Independent compensation consultant — Our Compensation Committee receives advice from an independent compensation consultant, which reports directly to the Compensation Committee and provides no other direct services to the company.	X	No tax gross ups — Other than for taxes for the receipt of relocation benefits, which are generally available to all of our relocated employees and amounts for costs related to reasonable personal expenses associated with attending company sponsored events, none of our NEOs receive gross-ups for taxes on personal benefits.

✓	Stock ownership guidelines — To further align the long-term interests of our executives and our stockholders, our board of directors has established robust stock ownership guidelines applicable to our directors, CEO and other NEOs.	X	No special retirement programs for executive officers — Our executive officers do not participate in any retirement program not generally available to its employees.

✓	Thorough competitive benchmarking — We generally provide target compensation opportunities to our executives in a manner that reflects a competitive marketplace and allows us to attract, retain and motivate talented executives throughout the volatility of business cycles. We endeavor to design the executive compensation packages so that the total target direct compensation falls at or near the median of similarly-situated executives in our peer group (as defined below).	X	No pledging of our stock — Our directors and executive officers are prohibited from pledging the company’s stock.

✓	Accountability for long-term performance — We establish meaningful incentives in our executives’ compensation that create long-term stockholder value while not incentivizing excessive risk-taking. In addition, we grant equity to our executives that vest over multiple years to encourage retention and incentivize the executives to create shareholder value.	X

No hedging — Our directors, executive officers and all other employees are prohibited from engaging in hedging transactions that could eliminate or limit the risks and rewards of company stock ownership.

WHAT WE DO		WHAT WE DON’T DO
✓	Pay for performance — We tie compensation to our financial and operating performance so that executives are held accountable through their compensation for achieving our annual operating plan.	X	No unapproved trading plans — Our directors and executive officers are prohibited from entering into securities trading plans pursuant to SEC Rule 10b5-1 without the pre-approval of our chief legal officer and/or her designees. Further, directors and executive officers must seek the approval of our chief legal officer and/or her designees prior to trading.

✓	Annual stockholder “say-on-pay” vote — Because we value our stockholders’ input on our executive compensation programs, our Board has chosen to provide stockholders with the opportunity each year to vote to approve, on a non-binding, advisory basis, the compensation of the NEOs as described in our proxy statement.	X	No dividends on unvested performance shares — We do not pay dividends or dividend equivalents on unearned and unvested performance shares.

✓	Limit perquisites to NEOs — Our NEOs are provided with limited types of perquisites and other personal benefits that the Compensation Committee feels are reasonable and consistent with our overall compensation philosophy.	X	No excessive risk creation — We do not maintain compensation programs that we believe create risks reasonably likely to have a material adverse effect on the Company. Our independent compensation consultant also reviews and assesses the risk in our compensation programs.

✓	Recoupment of incentive compensation — If we restate our reported financial results for any period beginning after January 1, 2010, our clawback policy allows our Board to seek to recover or cancel any bonus and other awards made to our executive officers that were based on having met or exceeded performance targets that would not have been met under our restated financial results.	X	No repricing — We expressly prohibit the repricing of stock options and stock appreciation rights without shareholder approval. We do not allow cash buyouts for underwater stock options or stock appreciation rights.

How does the company’s compensation program support pay-for-performance?

The Compensation Committee annually reviews the total mix of compensation for the company’s NEOs, which includes a significant portion of variable performance-based incentives that are linked to the attainment of critical performance targets and changes in stockholder value. The Compensation Committee believes that each of these elements provides a meaningful reward opportunity to the NEOs, focuses the company’s leadership team on the key drivers of success for the near- and long-term, and therefore supports the company’s short-term and long-term strategic objectives and links realized pay directly to performance.

With respect to our CEO’s compensation, 60% of Mr. Smith’s compensation is “at risk” based on operating performance and/or changes in stock price while targeted compensation for our other NEOs in 2015 was 78% “at risk”.

Effective November 12, 2013, Mr. Smith was appointed Chairman and CEO of Office Depot and in determining Mr. Smith’s compensation, the Committee recognized his important role in building the management team of the combined company and leading Office Depot through the post-Office Depot/OfficeMax merger integration process. However, Mr. Smith was not eligible to participate in the 2015 LTIP and therefore his 2015 compensation does not include any amounts with respect to said incentive program.

What was the total direct compensation for our NEOs during fiscal 2015?

Base Salaries

Due to the company’s proposed merger with Staples, the Committee determined not to make adjustments to NEO base salaries for fiscal year 2015. Accordingly, fiscal year 2015 base salaries for the NEOs remained at the same level as fiscal year 2014.

For the base salaries of our NEOs as of December 26, 2015, please refer to the Summary Compensation Table.

2015 Annual Cash Bonus Plan

The Compensation Committee in fiscal 2015 reviewed the Annual Operating Plan approved by our Board and the key performance measures for our business. The Compensation Committee determined to continue to structure the 2015 Annual Cash Bonus Plan with the same performance metrics used in fiscal year 2014 for all of our NEOs using free cash flow as a threshold funding metric and adjusted operating income as the performance metric. Free cash flow is calculated by subtracting capital expenditures from net cash provided by (used in) operating activities.

In determining the performance targets for fiscal 2015, the Compensation Committee took into consideration the impact of the pending merger with Staples, specifically the possible lost revenue as a result of the pending transaction, and chose the maximum performance targets that reflected stretch goals and aligned with our Annual Operating Plan. Accordingly, if Office Depot’s free cash flow was lower than negative $200 million, no bonus would have been paid under the Annual Cash Bonus Plan regardless of how Office Depot performed on other metrics. This threshold free cash flow funding metric was also intended to incentivize management to focus on reducing expenses and capturing synergies from the Office Depot/OfficeMax merger. In addition, greater cash flow leads to liquidity growth and creditor and vendor confidence. Due to Office Depot successfully capturing and exceeding expectations surrounding its Office Depot/OfficeMax merger integration synergies, Office Depot attained the free cash flow target.

Actual payouts under the 2015 Annual Cash Bonus Plan were based on the realized level of adjusted operating income and the Compensation Committee’s ability to exercise its “negative discretion” to decrease payouts if such bonuses were not appropriately earned or should not be paid. The Compensation Committee retained adjusted operating income as the primary performance metric because it focused management on the key short-term drivers of sustainable value creation, including revenue generation, cost reduction and synergy realization, each of which is critical in driving earnings improvement. The Compensation Committee believed that the adjusted operating income metric directly impacts stockholder value and is easy to communicate to our various constituencies. For fiscal year 2015, the Compensation Committee set the target adjusted operating income goal at $415 million, which was approximately 143% of our adjusted operating income for 2014 of $289 million. The maximum adjusted operating income target of $477 million was intended to be a stretch goal that was approximately 165% of adjusted operating income for 2014 and was intended to be very difficult to achieve, especially given the pendency of the proposed merger with Staples.

The 2015 bonus metric was designed to allow for payouts to be determined within the range of threshold and maximum, so long as the minimum free cash flow performance threshold was achieved. The 2015 Annual Cash Bonus Plan payout was capped at 150% of target payout as the Compensation Committee believed this cap was market competitive.

When considering whether the company has reached the target performance metric for a payout under the 2015 Annual Cash Bonus Plan, the Compensation Committee, when designing the 2015 Annual Cash Bonus Plan, determined the categories of significant, unplanned and extraordinary items that may be excluded from ordinary income because they distort the company’s operating performance. This practice ensures that our executives will not be unduly influenced in their day-to-day decision-making because they would neither benefit nor be penalized as a result of certain unexpected and uncontrollable events or strategic initiatives that may positively or negatively affect the performance metric in the short-term. For 2015, the categories of excludable items included: merger related expenses (OfficeMax and Staples), impacts of unplanned acquisitions and divestitures, international restructuring and country portfolio changes classified as discontinued operations, impairment charges related to goodwill, other intangible assets, long-lived assets (non-cash), and unplanned costs and benefits related to real estate strategy, including, but not limited to lease terminations or facility closure obligations. In 2015, adjusted operating income excluded special charges and credits which were comprised of expenses related to the Office Depot/OfficeMax merger and the pending acquisition by Staples, restructuring charges, and non-cash store impairment charges.

For purposes of determining the level of achievement for each of the bonus metrics under the 2015 Annual Cash Bonus Plan for all of the NEOs, the Compensation Committee reviewed our 2015 audited financial statements approved by the Audit Committee. For fiscal year 2015, the company achieved the free cash flow funding metric with free cash flow of negative $37 million and with adjusted operating income of $456 million. The Compensation Committee authorized bonuses under the 2015 Corporate Annual Bonus Plan to be paid at 130% of target to all of the NEOs except for Mr. Schmidt who received a payout at 100% of target. The Compensation Committee used negative discretion to decrease Mr. Schmidt’s bonus to reflect the relative performance in 2015 of the business segment that Mr. Schmidt had primary responsibility for compared to the performance of the rest of the business.

2015 Bonus Metric	Threshold Parameter (50% Payout)	Target Parameter (100% Payout)	Maximum Parameter (150% Payout)	2015 Performance
Adjusted Operating Income	$353 million	$415 million	$477 million	$456 million

The threshold, target and maximum payout for each NEO are disclosed in the “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” column of the Grants of Plan-Based Awards table below. The actual dollar amounts earned by our NEOs in 2015, pursuant to the 2015 Corporate Annual Bonus Plan, are disclosed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table below.

2015 Long-Term Incentive Program

The purpose of the company’s long-term incentive program is to further align the long-term interests of management with those of our stockholders and help retain our executive talent. These objectives must be balanced such that successful, high-achieving employees remain motivated and committed even in periods of temporary market downturns or volatility in performance as well as the period where we have strategic transactions that create uncertainty. In support of these objectives and consistent with the approach used in 2014, the 2015 LTIP award continued to include both performance and time-vesting components to promote long-term retention and achievement of key operating objectives, as set forth below:

(1)	50% of the award consists of performance stock units, which contain a one-year performance period and a service condition, with cliff vesting after three years; and

(2)	50% of the award consists of restricted stock units, which contain only a service condition, with vesting in three equal annual installments.

For fiscal 2015, free cash flow remained as the funding metric and adjusted operating income remained as the performance metric in the performance stock units. This two-tiered, or “plan within a plan,” approach is intended to ensure compliance with the Code section 162(m) and to provide that awards are not paid to management unless a minimum level of free cash flow is attained irrespective of operating income results. Assuming the free cash flow goal is attained, the awards would fund at 150% of the target opportunity for each NEO, and the Committee would exercise its discretion, based on performance against the adjusted operating income goal, to reduce the maximum award to the amount actually paid.

Consistent with our approach in fiscal 2014, the Committee used identical performance metrics in both the 2015 Long-Term Incentive Plan and the 2015 Annual Cash Bonus Plan. This approach reflected the Compensation Committee’s belief that a heavy focus on adjusted operating income would most closely align the interests of our executive officers with our stockholders by creating a strong focus on short-term revenue maximization, operating margins, cost savings and OfficeMax merger-related synergies, all of which were deemed by the Compensation Committee to be especially important during the long lag between announcement of the pending merger with Staples and expected closing.

Given the uncertainty created by the proposed merger with Staples, the Compensation Committee changed the performance period for the 2015 program to cover a one- rather than a three-year period. This change was intended to hold management accountable for delivery of the Annual Operating Plan, including continued realization of synergies from the OfficeMax transaction, during the period of uncertainty and recognize challenges associated with setting multi-year goals given the unknown impact of the pending transaction on 2015 results.

For fiscal 2015, the Compensation Committee approved a threshold target of negative $200 million free cash flow and the target adjusted operating income target was set at $415 million. The operating income metric was to be adjusted, both positively and negatively, for items to include, but not limited to, merger related expenses (OfficeMax and Staples), impacts of unplanned acquisitions and divestitures, international restructuring and country portfolio changes classified as discontinued operations, impairment charges related to goodwill, other intangible assets, long-lived assets (non-cash), and unplanned costs and benefits related to real estate strategy, including, but not limited to lease terminations or facility closure obligations.

The performance metric for the performance stock units was based on the achievement of an adjusted operating income target for fiscal year 2015. The payouts under this metric are designed to be calculated upon achievement of a result exceeding such target (subject to a maximum payout of 150% above target), or upon an achievement below such target, but above a threshold. The target payouts for the performance shares were set at levels consistent with 2014 target payouts for the NEOs which took into consideration the median of the peer group. Mr. Smith did not receive a long-term incentive award in 2015 because the grant of long-term equity that he received in 2013 was intended to cover long-term incentives for him for 2013 through 2015. If actual adjusted operating income over the one-year performance period is less than threshold or if the free cash flow goal is not attained, the performance stock units will be forfeited. In addition, the Compensation Committee selected a three-year service period for the performance stock units to provide sufficient alignment between management and long-term stockholder interests and ensure multi-year retention of the employees participating in the 2015 LTIP. In 2015, the company achieved the free cash flow funding metric with free cash flow of negative $37 million and increased adjusted operating income by almost 60% to $456 million from $289 million in 2014. Accordingly, the Compensation Committee authorized the performance stock units to be granted at 130% of target to all NEOs.

2015 Long-Term Incentive Metric	Threshold Parameter (50% Payout)	Target Parameter (100% Payout)	Maximum Parameter (150% Payout)	2015 Performance
Adjusted Operating Income	$353 million	$415 million	$477 million	$456 million

Why does the company continue to use the same performance measures in both its Annual and Long-Term Incentives Plans?

The Compensation Committee continues to believe that adjusted operating income remains the key driver of stockholder value for our company because it focuses on sustainable value creation, including revenue generation, cost reduction and synergy realization, each of which is critical in driving earnings improvement. In addition, the Compensation Committee believes that the management team continues to perform better when it is focused on one reinforced, well understood metric that balances revenue, cost and profit objectives. The use of adjusted operating income allows management to appropriately focus on driving down costs and achieving forecasted synergies, but also grow the top line. Furthermore, we have various controls in place to mitigate potential risk-taking as a result of the use of a single performance metric. These controls include a clawback policy, negative discretion used by the Compensation Committee to ensure that annual bonus and performance stock unit payouts are appropriate, robust executive stock ownership guidelines to ensure that NEOs are long-time stockholders of the company, and use of a three-year vesting schedule in the 2015 LTIP program.

Executive Compensation Process and Governance

What was the process used to determine executive compensation in 2015?

Due to the company’s proposed merger with Staples, the Compensation Committee generally kept executive compensation in 2015 consistent with executive compensation in 2014 with a few adjustments described herein. The Compensation Committee engaged F.W. Cook as its independent compensation consultant to assist the Compensation Committee with its annual review of executive compensation matters, including:

•	Overall compensation philosophy;

•	Design of our short-term and long-term incentive programs;

•	Executive compensation disclosure and discussion of best practices for such disclosure; and

•	Benchmarking of certain policies and practices, including the director and executive stock ownership guidelines.

Members of management, including our CEO, Mr. Smith, provided input to the Compensation Committee regarding executive compensation for the NEOs (other than himself). Management provided input for Committee consideration regarding the performance metrics for our 2015 Annual Cash Bonus Plan and 2015 LTIP.

How is peer group data used by the Compensation Committee?

The Compensation Committee believes benchmarking is a useful method to gauge both the compensation level and compensation mix for executives within competitive job markets that are relevant to our company. The Compensation Committee generally reviews data gathered from the proxy statements of our peer group (as defined below) for benchmarking purposes in its review and analysis of base salaries, bonuses, long-term incentives, and benefits/perquisites to establish our executive compensation program.

The peer group was developed based on the following criteria:

•	Companies with revenues within one-half to two and one-half times our revenue;

•	Specialty retail companies with our same Global Industry Classical Standard code;

•	Companies with a mix of business-to-business and business-to-customer business models;

•	Companies with global operations;

•	Companies with a significant distribution function; and

•	Companies with whom we compete for executive talent.

Companies selected for the peer group were required to have a number of the characteristics described above, but not necessarily all of them.

Peer group data is generally reviewed annually to determine if modifications to the peer group or the criteria used to determine the peer group are necessary. Due to the company’s proposed merger with Staples, the Committee determined that executive compensation generally would remain consistent with the program offered in fiscal 2014, which took into consideration the median of companies within the following peer group:

Aramark Corporation	Family Dollar Stores, Inc.	Rite Aid Corporation
Arrow Electronics, Inc.	GameStop Corp.	Staples, Inc.
AutoNation, Inc.	Genuine Parts Company	Tech Data Corporation
Avnet, Inc.	J.C. Penney Company, Inc.	The Gap, Inc.
Bed Bath & Beyond Inc.	Kohl’s Corporation	The TJX Companies, Inc.
Best Buy Co., Inc.	L Brands Inc.	W.W. Grainger, Inc.
Dollar General Corporation	Macy’s, Inc.

In addition to the benchmarking results, the Compensation Committee generally considers the following in making executive compensation decisions:

•	Our financial performance and the financial performance of the peer group when setting executive compensation;

•	Individual performance, tenure and responsibilities in the executive’s current position;

•	Target total direct compensation structures (i.e., sum of salary, annual bonus, and cash and equity awards);

•	Variable compensation program design; and/or

•	Benefit and perquisite offerings.

When making compensation decisions, the Compensation Committee considers each element of compensation individually (i.e. base salary, short-term incentives and long-term incentives), but also considers the target total direct compensation and mix of compensation paid to the NEOs. The Compensation Committee also considers strategic business decisions when developing and approving the compensation program. Due to the company’s proposed merger with Staples, the Committee determined that executive compensation would remain consistent with the program offered in fiscal 2014 subject to certain changes described herein.

Does the Compensation Committee take tax and accounting consequences into account when designing executive compensation?

Section 162(m) generally does not allow a tax deduction to public companies for compensation in excess of $1 million paid to the CEO or any of the other NEOs, excluding the CFO. Certain compensation is specifically exempt from the deduction limit to the extent that it does not exceed $1 million during any fiscal year or is “performance-based” as defined in Section 162(m). The Compensation Committee strives to structure NEO compensation to be exempt from the deductibility limits set in Section 162(m) whenever possible. However, the Compensation Committee believes that tax deductibility is but one factor to consider in developing an appropriate compensation package for executives. As a result, the Compensation Committee reserves and will exercise its discretion in this area to design a compensation program that serves the long-term interests of the company, but which may not qualify for tax deductibility as a result of Section 162(m).

In fiscal year 2015, a portion of the compensation paid to our NEOs was not deductible for tax purposes pursuant to Section 162(m).

In addition to Section 162(m), the Compensation Committee considers other tax and accounting provisions in developing the pay programs for the NEOs, including:

•	The special rules applicable to fair value based methods of accounting for stock compensation; and

•	The overall income tax rules applicable to various forms of compensation.

While the Compensation Committee generally tries to compensate the NEOs in a manner that produces favorable tax and accounting treatment, the main objective is to develop fair and equitable compensation arrangements that appropriately incentivize, reward, and retain the NEOs and aligns the company’s performance goals with stockholder returns.

Share usage requirements and resulting potential stockholder dilution from equity compensation awards is also considered by the Compensation Committee in determining the size of long-term incentive grants.

Do we have change of control agreements with our NEOs?

The Compensation Committee believes that change in control (“CIC’) agreements effectively incentivize executives to remain engaged and strive to create stockholder value in the event the company becomes an acquisition target or is targeting another company for acquisition, despite the risk of job loss or the loss of equity vesting opportunity. In addition, these arrangements are necessary to attract and retain qualified executives who may have other job alternatives that may appear to them to be less risky absent these arrangements, and these arrangements are particularly important to the company given the high levels of competition for executive talent in the retail sector.

The company has a CIC Plan pursuant to which we will provide certain severance pay and other benefits to several key executives, including the NEOs (other than the CEO), who are viewed by us as critical to the continued leadership of the company in the event of a change in control. The use of a planned approach provides many benefits when compared to entering into individual change in control agreements with each NEO. In most instances, this method ensures consistent terms and provisions and allows us flexibility to amend or change our practices in response to market trends and best practices. The CIC Plan includes features considered to be best practices, including a double trigger for change in control benefits.

For a detailed description of the company’s change in control plan and agreements with our NEOs, please see the section entitled “Summary of Executive Agreements and Potential Payments upon Termination or Change in Control” beginning on page 30.

What types of perquisites are NEOs eligible to receive?

The company provides the NEOs with a set of core benefits that are generally available to the company’s other full-time employees (e.g., coverage for medical, dental, vision care, prescription drugs, annual physical, basic life insurance, long-term disability coverage), plus voluntary benefits that an NEO may select (e.g., supplemental life insurance).

In addition, the company has a matching contribution to the 401(k) plan for all participants, including the NEOs, which is equal to 50% of employee deferrals on the first 6% of eligible earnings (up to plan limits). The Compensation Committee believes it is important to offer a benefit of this nature to further motivate and retain employees.

Consistent with the peer group and the current trend in executive compensation, the company limits the perquisites provided to its NEOs. Other than the car allowances and financial planning services provided to its NEOs, perquisites are reserved for the attraction and retention of executive talent and to allow NEOs to efficiently handle the responsibilities of their position. The company’s Aircraft Personal Use Policy states that the use of company-leased aircraft will be limited to the Chief Executive Officer and other executives as extenuating circumstance may require. The Committee reviews executive aircraft use quarterly and has established upper limits on personal usage. In 2015, the Compensation Committee approved the extension of temporary housing relocation benefits and the reimbursement of commuting expenses for Mr. Cosby, which would have ended in May 2015. Due to the proposed merger with Staples and the uncertainty resulting from the pending acquisition, Mr. Cosby had not yet relocated to the company’s headquarters in Boca Raton, Florida. Please see the “Summary Compensation Table” and the footnotes to such table for further information concerning any such perquisites paid to NEOs.

Do the Compensation Committee and Audit Committee review incentive plans to ensure that they do not encourage excessive risk-taking?

The Compensation Committee and Audit Committee jointly meet annually to review a report prepared by our Internal Audit Department upon such Department’s review of the design of each of the incentive plans for the company’s regions, certain classifications of employees and business lines, and other relevant plans. Such report assesses whether or not any inappropriate actions had been taken under such plans, or whether such plans had any features to incentivize risk-taking. In addition, our independent compensation consultant also reviews and assesses the risk in our compensation programs. The Committees jointly reported to the Board that they do not believe that any aspects of the 2015 compensation program encouraged the NEOs to take unnecessary and excessive risks.

Additionally, the financial goals set forth in the corporate annual cash bonus plan and the long-term incentive program are based upon performance targets that the Compensation Committee believes are attainable without the need to take inappropriate risks or make material changes to the company’s business or strategy. Furthermore, the 2015 LTIP awards vest over a three-year period to encourage a longer-term perspective. Finally, the equity component of the company’s compensation program, coupled with our stock ownership guidelines, align executive and long-term stockholder interests because value is linked to changes in our stock price.

Does the Board have a clawback policy for bonuses and awards paid to NEOs in the event we restate our financial results?

In February 2010, the Board adopted a policy for recoupment of incentive compensation (referred to in this proxy statement as the clawback policy). The clawback policy provides that if we restate our reported financial results for any period beginning after January 1, 2010, the Board will review the bonus and other awards made to executive officers based on financial results during the period subject to the restatement. To the extent practicable and in the best interests of stockholders, the Board will seek to recover or cancel any such awards that were based on having met or exceeded performance targets that would not have been met under the restated financial results.

Are there any restrictions on the ability of our NEOs to engage in transactions involving our stock?

In February 2011, the Board adopted an anti-hedging policy which prohibits hedging transactions with respect to company securities by our directors, executive officers and all other employees.

Furthermore, in October 2014, the Board adopted an anti-pledging policy which prohibits its directors and executive officers from using company stock as collateral for any borrowing.

Are the NEOs subject to any minimum requirements regarding ownership of our stock?

The Compensation Committee believes that the NEOs should maintain a meaningful equity interest in the company through the ownership of stock. As such, the following stock ownership guidelines are in place for our NEOs:

Position	Stock Ownership Requirement
CEO	6x annual base salary
All other NEOs	3x annual base salary

Our stock ownership guidelines are robust and continue to reflect current corporate governance trends. We require that all NEOs satisfy the ownership requirement by holding company stock equal to a multiple of base salary rather than as a fixed number of shares. This requires NEOs to hold more shares in the event that our stock price decreases. Our CEO and NEOs are only permitted to sell stock before meeting the ownership requirements if they retain 50% of the net shares (after shares are disposed of to pay for taxes and acquisition), which is in line with peer group practice. The type of equity considered for purposes of determining compliance with the stock ownership guidelines is equity that is earned or vested, which is defined as the following:

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the 2015 fiscal year, the Compensation Committee was comprised of the following directors: Dr. David M. Szymanski (Chair), Ms. Cynthia T. Jamison and Messrs. V. James Marino and Michael J. Massey. During the 2015 fiscal year, all members of the Committee were independent directors, and no member was an employee or former employee of the company. In addition, none of the company’s executive officers served on the board of directors or Compensation Committee (or other committee serving an equivalent function) of another entity whose executive officer served on the Compensation Committee.

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

The Compensation Committee has reviewed and discussed this Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with our management and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K, as amended, for the fiscal year ended December 26, 2015.

The Compensation Committee:

David M. Szymanski (Chair)

Cynthia T. Jamison

James Marino

Michael J. Massey

COMPENSATION PROGRAMS RISK ASSESSMENT

In 2016, the Compensation Committee, in a joint meeting with the Audit Committee, assessed the company’s 2015 compensation programs and practices and concluded that such programs and practices do not create risks that are reasonably likely to have a material adverse effect on the company. Our independent compensation consultant also reviews and assesses the risk in our compensation programs.

The company conducted a risk assessment that included a detailed qualitative and quantitative analysis of its compensation programs to which employees at all levels of the organization may participate, including the NEOs. The Compensation Committee also considers how the design of the company’s compensation programs compares to compensation programs maintained by the company’s peer companies. Based on the company’s risk assessment, and the reviews done by the independent compensation consultant and the Compensation and Audit Committees, the Compensation Committee believes that the company’s 2015 compensation programs have been appropriately designed to attract and retain talent and properly incentivize employees to act in the best interests of the company.

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

SUMMARY COMPENSATION TABLE

The following table provides information regarding the Company’s Chief Executive Officer (Mr. Roland Smith), Chief Financial Officer (Mr. Stephen Hare) and the three other most highly compensated officers in 2015 (Mr. Mark Cosby, Mr. Steven Schmidt and Ms. Elisa D. Garcia), determined in accordance with the applicable SEC disclosure rules. The table provides information for 2013 and 2014 if the executive officer was included in the Company’s Summary Compensation Table for those years.

Summary Compensation Table for Fiscal Years 2013 - 2015
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Named Officers and Principal Positions	Year	(1) Salary ($)	Bonus ($)	(2) Stock Awards ($)	(2) Option Awards ($)	(3) Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and NQ Deferred Compensation Earnings ($)	(4) All Other Compensation ($)	Total ($)
Roland Smith Chief Executive Officer	2015	$1,400,000	$—	$—	$—	$2,730,000	$—	$167,279	$4,297,279
	2014	$1,400,000	$—	$—	$—	$3,150,000	$—	$544,280	$5,094,280
	2013	$177,692	$2,350,000	$12,500,000	$4,473,000	$—	$—	$148,581	$19,649,273

Stephen Hare Chief Financial Officer	2015	$750,000	$—	$2,000,000	$—	$828,750	$—	$35,659	$3,614,409
	2014	$750,000	$—	$—	$—	$956,250	$—	$202,211	$1,908,461
	2013	$57,692	$500,000	$2,028,000	$1,525,000	$—	$—	$21,200	$4,131,892

Mark Cosby President, North America	2015	$850,000	$—	$2,500,000	$—	$1,105,000	$—	$251,412	$4,706,412
	2014	$375,962	$500,000	$3,500,000	$—	$563,943	$—	$68,525	$5,008,430

Steve Schmidt President, International	2015	$675,000		$2,000,000		$573,750	$—	$39,127	$3,287,877
	2013	$675,000		$3,327,750		$654,375	$—	$92,898	$4,750,023

Elisa D. Garcia Executive Vice President, General Counsel	2015	$575,000	$—	$1,000,000	$—	$560,625	$—	$34,840	$2,170,465
	2014	$575,000	$—	$900,000	$—	$723,542	$—	$50,800	$2,249,342
	2013	$500,000	$500,000	$1,744,200	$—	$391,667	$—	$35,700	$3,171,567

(1)

Column (c) is used to record salary amounts that include cash compensation earned by each NEO during fiscal years 2015, 2014 and 2013 as well as any amounts earned in those years but contributed into an NEO’s 401(k) Plan at the election of the NEO. Messrs. Smith and Hare received prorated salaries in 2013 and Mr. Cosby received a prorated salary in 2014 due to their commencement date of their respective employment with the Company.

(2)

The dollar amounts in columns (e) and (f) reflect the aggregate grant date fair value of equity awards granted within the fiscal year under the 2007 Plan and the 2003 Plan as applicable, in accordance with FASB ASC Topic 718 for stock-based compensation. These amounts reflect the total grant date fair value for these awards, and do not correspond to the actual value that will be recognized as income by each of the NEOs when received. Assumptions used in the calculation of these award amounts are included in Notes 1 and 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 26, 2015. For 2015, the aggregate grant date fair value of equity awards reported in column (e) reflects the grant date fair value of performance-based stock units plus the grant date fair value of time-vested restricted stock units granted to the NEOs. The grant date fair value of the performance-based stock units at the maximum level of achievement is $1,500,000 for Messrs. Hare and Schmidt, $1,875,000 for Mr. Cosby and $750,000 for Ms. Garcia. Mr. Smith did not receive an equity award in 2015 because the grant of equity made to him in 2013 was intended to cover long-term incentives for 2013, 2014 and 2015.

(3)

The amounts in column (g) for 2015 reflect cash awards earned under the 2015 Annual Cash Bonus Plan, which is previously discussed in more detail under the section entitled “Compensation Philosophy — 2015 Annual Cash Bonus Plan.” The amount reported for 2015 was based on fiscal year 2015 performance and was paid to all of the NEOs in March of 2016.

(4)

The dollar amounts in column (i) summarize the amounts included in the “Other Compensation Table for Fiscal Year 2015” that follows, which reflects the types and dollar amounts of perquisites and other personal benefits provided to the NEOs during the fiscal year 2015. For purposes of computing the dollar amounts of the items listed in the Other Compensation Table, except as otherwise noted, the actual incremental costs to the Company of providing the perquisites and other personal benefits to the NEOs was used. Each perquisite and other personal benefit included in the Other Compensation Table that follows is described in more detail in the narratives immediately following the table.

OTHER COMPENSATION TABLE FOR FISCAL YEAR 2015

Other Compensation Table for Fiscal Year 2015
Summary Compensation Table, Column (i) Components
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Named Officers	(1) Car Allowance	(2) 401k Match	(3) Personal Aircraft Usage	(4) Financial Planning	(5) Other	Total
Roland Smith	$25,000	$7,950	$121,329	$13,000	$—	$167,279
Stephen Hare	$15,600	$7,950	$—	$12,109	$—	$35,659
Mark Cosby	$15,600	$7,950	$6,444	$10,969	$210,449	$251,412
Steve Schmidt	$15,600	$7,950	$—	$13,000	$2,577	$39,127
Elisa D. Garcia	$15,600	$7,950	$—	$11,290	$—	$34,840

(1)	Column (b) reflects the car allowance of each NEO during fiscal year 2015 as part of the Executive Car Allowance Program.

(2)	Column (c) reflects the cost of matching contributions under Office Depot’s 401(k) Plan of up to 3% of eligible compensation for the 2015 fiscal year up to the IRS annual compensation limits.

(3)

The amount in column (d) reflects the fiscal year 2015 incremental cost of personal use of company-leased aircraft. The amount includes the actual cost of fuel and additives, per hour accruals of maintenance service plans, trip-related crew hotels and meals, in-flight food and beverages, landing and ground handling fees, hangar or aircraft parking costs, certain other smaller variable costs for each personal trip leg plus an allocation of maintenance costs based on the per mile cost to maintain the aircraft multiplied by the number of personal miles flown. Fixed costs that would be incurred in any event to operate company aircraft (e.g., aircraft and hangar lease costs, depreciation, and flight crew salaries) are not included.

(4)

Column (e) reflects amounts earned by the NEOs in fiscal year 2015 for payments made to third parties on behalf of the NEOs for financial planning services incurred during the fiscal year. Amounts incurred are taxable to the NEOs.

(5)

Column (f) reflects amounts earned by Mr. Cosby in fiscal year 2015 for payments made to him and to third parties on his behalf for non-qualified (taxable) and qualified (non-taxable) expenses associated with the company’s Executive Relocation Program. These amounts include $83,236 in tax gross-ups related to the relocation payments for Mr. Cosby. In addition, for Mr. Schmidt, the amount includes the cost of airline tickets for his spouse to travel with him on business trips.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2015

Grants of Plan-Based Awards in Fiscal Year 2015
(a)	(b)	(c-e)	(f-h)				(i)		(j)	(k)	(l)
Named Officers	Grant Date	(1) Estimated Future Payouts Under Non-Equity Incentive Plan Awards	(2) Estimated Future Payouts Under Equity Incentive Plan Awards			(3) All Other Stock Awards: Number of Shares / Units (#)			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	(4) Grant Date Fair Value
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Roland Smith	12/28/2014	$1,050,000	$2,100,000	$3,150,000
	12/28/2014	$318,750	$637,500	$956,250
Stephen Hare	3/4/2015				52,910	105,820	158,730				$1,000,000
	3/4/2015							105,820			$1,000,000
	12/28/2014	$425,000	$850,000	$1,275,000
Mark Cosby	3/4/2015				66,138	132,275	198,413				$1,250,000
	3/4/2015							132,275			$1,250,000
	12/28/2014	$286,875	$573,750	$860,625
Steve Schmidt	3/4/2015				52,910	105,820	158,730				$1,000,000
	3/4/2015							105,820			$1,000,000
	12/28/2014	$215,625	$431,250	$646,875
Elisa D. Garcia	3/4/2015				26,455	52,910	79,365				$500,000
	3/4/2015							52,910			$500,000

(1)

Column (c) reflects the minimum payments each NEO could expect to receive if Office Depot reached at least its threshold performance goal set by the Compensation Committee in fiscal year 2015 under the 2015 Annual Cash Bonus Plan. Threshold was set at 50% of target for all NEOs. The financial performance goal was targeted to pay out at 100% upon achievement with a maximum payout of 150% of target to be paid if target was exceeded. Column (d) reflects the target payments each NEO could expect to receive if Office Depot reached its target performance goals in 2015 under the 2015 Annual Cash Bonus Plan. Each NEO’s target annual bonus is expressed as a percentage of such officer’s bonus eligible earnings. For 2015, the target bonus percentage was 150% of bonus eligible earnings for Mr. Smith, 100% for Mr. Cosby, 85% for Messrs. Hare and Schmidt and 75% for Ms. Garcia. Column (e) reflects the maximum payout each NEO could expect to receive if target was exceeded. Performance below threshold would result in no bonus being paid. The bonus payouts were interpolated at a single rate between threshold and target and between target and maximum. See the section entitled 2015 Annual Cash Bonus Plan beginning on page 12 for additional details on the 2015 Annual Cash Bonus Plan.

(2)

Columns (f) through (h) reflect the threshold, target and maximum payouts for performance stock units granted pursuant to the Office Depot 2007 Plan for Mr. Schmidt and Ms. Garcia and 2003 Plan for Messrs. Hare and Cosby. NEOs will be eligible to earn all or a portion or an amount in excess of their target share award based on Office Depot’s financial performance target for the 2015 fiscal year relative to the threshold, target, and maximum levels established by the Compensation Committee. In addition to Office Depot satisfying at least the threshold performance condition, NEOs must also satisfy the service condition to become vested in their eligible award by remaining continuously employed by Office Depot from the date of grant until the vesting date on the third anniversary of the grant date. Further description of the NEO’s 2015 long-term incentive award is discussed in the section entitled 2015 Long-Term Incentive Program beginning on page 14.

(3)

Column (i) represents time-vested RSUs granted pursuant to Office Depot’s 2007 Plan for Mr. Schmidt and Ms. Garcia and 2003 Plan for Messrs. Hare and Cosby. The RSUs will vest one-third on each of the first, second and third anniversaries of the grant date, provided that each NEO is continuously employed by Office Depot from the grant date until each such anniversary date.

(4)

Column (l) is computed in accordance with FASB ASC Topic 718 for stock-based compensation. See Notes 1 and 12 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 26, 2015 regarding assumptions underlying the valuation of equity awards. The grant date fair value of the performance-based equity incentive plan awards are based on the probable outcome at target. These amounts do not correspond to the actual value that will be recognized as income by each of the NEOs when received.

OUTSTANDING EQUITY AWARDS AT 2015 FISCAL YEAR-END

Outstanding Equity Awards at 2015 Fiscal Year-End
	Option Awards						Stock Awards
(a)	(b)		(c)	(d)	(e)	(f)	(g)		(h)	(i)		(j)
Named Officers	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Roland Smith	1,000,000	(1)	500,000		$5.21	11/12/23
							1,199,616	(2)	$6,717,850	1,199,616	(2)	$6,717,850
Stephen Hare	333,333	(1)	166,667		$5.35	12/2/23
							229,533	(3)	$1,285,385	149,533	(3)	$837,385
							211,640	(4)	$1,185,184
Mark Cosby							230,112	(5)	$1,288,627	345,167	(5)	$1,932,935
							264,550	(4)	$1,481,480
Steve Schmidt	150,000	(6)			$7.7100	3/8/17
	200,000	(6)			$9.6380	3/8/17
	105,000	(7)			$5.3400	5/3/18
							159,500	(8)	$893,200
							211,640	(4)	$1,185,184
Elisa D. Garcia	75,000	(9)			$0.8500	3/4/16
	112,500	(9)			$1.0625	3/4/16
	112,500	(6)			$7.7100	3/8/17
	112,500	(6)			$9.6380	3/8/17
	35,466	(10)			$5.1300	6/8/17
	80,000	(7)			$5.3400	5/3/18
							83,600	(8)	$468,160
							72,993	(11)	$408,761	109,489		$613,138
							105,820	(4)	$592,592

(1)

Represents grants of non-qualified stock options awarded to Messrs. Smith and Hare on November 12, 2013 and December 2, 2013, respectively, under the 2007 Plan in connection with commencement of employment with Office Depot. These options vest in three equal installments on the first, second and third anniversaries of the grant date so long as the NEO is continuously employed through those dates.

(2)

On November 13, 2013, Mr. Smith was granted two awards under the 2003 Plan. The first grant consists of 1,199,616 performance shares at target with an eligible payout of up to 150% of the target shares based on the achievement of certain financial measures established by the Compensation Committee for the 2014-2016 performance period. The payout of the performance grant is dependent upon the attainment of the specific metrics established by the Committee. Mr. Smith also received a grant of 1,199,616 time-vested RSUs with a service period ending on November 12, 2016. These grants are intended to cover long-term incentives for 2014 and 2015.

(3)

On December 2, 2013, Mr. Hare was granted two awards under the 2003 Plan. The first grant consists of 149,533 performance shares at target with an eligible payout of up to 150% of the target shares based on the achievement of certain financial measures established by the Committee over the 3-year performance period ending on December 31, 2016 and will cliff vest upon attainment, if any, of the specific performance criteria so long as Mr. Hare is continuously employed by the Office Depot from the grant date through the performance end date. Mr. Hare also received a grant of 229,533 time-vested RSUs with a service period ending on December 2, 2016. These grants were intended to cover long-term incentives for 2014.

(4)

On March 4, 2015, all NEOs, excluding Mr. Smith, were granted two awards as part of the 2015 long-term incentive program. The amounts in the table for the respective NEOs reflect the sum of the two awards. Half of the grant consists of performance stock units at target with an eligible payout of up to 150% of the target shares based on the achievement of certain financial measures established by the Compensation Committee for the fiscal year ending on December 26, 2015. Amounts will cliff vest upon attainment, if any, of the specific performance criteria so long as the NEO is continuously employed by the Office Depot through the third anniversary of the grant date. The other half of the grant consists of time-vested RSUs which vest in three equal installments on the first, second and third anniversaries of the grant date so long as the NEO is continuously employed through those dates.

(5)

On July 21, 2014, in connection with the commencement of Mr. Cosby’s employment with Office Depot, he was granted two awards under the 2003 Plan. The first grant consists of 345,167 performance stock units at target with an eligible payout of up to 150% of the target shares based on the achievement of certain financial measures established by the Compensation Committee over the 3-year cumulative performance period ending on December 31, 2016. Amounts will cliff vest upon attainment, if any, of the specific performance criteria so long as Mr. Cosby is continuously employed by Office Depot through the third anniversary of the grant date. Mr. Cosby received a grant of 345,167 time-vested RSUs with a grant date of July 21, 2014. These RSUs vest in three equal installments on the first, second and third anniversaries of the grant date so long as Mr. Cosby is continuously employed through those dates.

(6)

Represents an annual grant of non-qualified stock options awarded on March 8, 2010 under the 2007 Plan. 50% of the original grant consisted of at-the-money options and 50% consisted of premium-priced options. The options vested in three equal annual installments beginning on the first anniversary of the grant date.

(7)

Represents an annual grant of premium-priced non-qualified stock options awarded on May 3, 2011 under the 2007 Plan which vests in three equal annual installments beginning on the first anniversary of the grant date.

(8)

Represents two annual grants awarded to Mr. Schmidt and Ms. Garcia on February 18, 2013 under the 2007 Plan. The first grant of restricted stock shares is subject to vesting based on a service requirement, and the second grant of RSUs is subject to vesting based on both performance and service requirements. The service component under both awards requires that the shares vest in three equal annual installments beginning on the first anniversary of the grant date. The performance component under the second grant was satisfied based on a financial metric for Office Depot’s 2013 fiscal year.

(9)

Represents an annual grant of non-qualified stock options awarded to Ms. Garcia on March 4, 2009 under the 2007 Plan. 50% of the original grant consisted of at-the-money options and 50% consisted of premium-priced options. The options vested in three equal annual installments beginning on the first anniversary of the grant date.

(10)

Represents new at-the-money non-qualified stock options granted to Ms. Garcia in exchange for old out-of-the-money non-qualified stock options as part of the Offer to Exchange that Office Depot offered to its non-executive officer employees on June 8, 2010 following shareholder approval. Ms. Garcia was not an NEO for 2009 and therefore was eligible to participate in the exchange.

(11)

Represents an annual grant awarded to Ms. Garcia on March 28, 2014 under the 2007 Plan. The first grant of RSUs is subject to vesting based on a service requirement with one-third of the total award vesting on each of the first, second and third anniversaries of the grant date so long as Ms. Garcia is continuously employed through those dates. The second grant of RSUs is subject to vesting based on both performance and service requirements. The performance component under the second grant will be based on a cumulative financial metric for Office Depot’s 2014 – 2016 fiscal years and will vest in one lump sum on the third anniversary of the grant date.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2015

Option Exercises and Stock Vested in Fiscal Year 2015
	Option Awards		Stock Awards
(a)	(b)	(c)	(d)	(e)
Named Officers	Number of Shares Acquired on Exercise (#)	(1) Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	(2) Value Realized on Vesting ($)
Mark Cosby			115,055	$968,763
Steve Schmidt	85,000	$216,223	214,250	$2,052,040
Elisa D. Garcia			150,514	$1,428,750

(1)

Value of options calculated by multiplying the number of options by the difference between the fair market value of Office Depot common stock on The NASDAQ Global Select Market on the exercise date and the exercise price.

(2)	Value of restricted stock and/or RSUs calculated by multiplying the number of shares by the fair market value of Office Depot common stock on The NASDAQ Global Select Market on the vesting date.

DIRECTOR COMPENSATION

Annual Retainer Fee

The Compensation Committee set the current compensation for the non-management directors at an annual targeted economic value (“annual retainer fee”) of $200,000, with $75,000 to be in the form of cash, payable in equal quarterly installments at the end of each quarter during which the director served; no deferrals of cash payments are permitted by the directors. The remaining $125,000 of the annual retainer fee must be taken in the form of RSUs. The reason why our director compensation program is structured to have the majority of the annual retainer fee payable in equity is to more closely align our directors’ compensation with the interests of our shareholders. The equity payment is typically granted in a lump sum as soon as administratively practicable following the release of election results from the annual shareholder meeting, which is generally held in April, and is automatically deferred and distributed in shares following termination of service on the Board. By granting equity compensation to directors using RSUs, the long-term interest of the directors in the Company is achieved without the additional accounting expenses from the use of a stock option grant.

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

The current amount of the annual retainer fee for our non-management directors was approximately at the median compensation of the boards of directors of our Peer Group for fiscal year 2010. Since then, each year the Compensation Committee reviews our directors’ Compensation Program. At its review in December 2015, and based on compensation provided to non-management directors of the Peer Group, no changes were recommended to the dollar amount of the annual retainer fee payable to our non-management directors for 2016.

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

DIRECTOR COMPENSATION TABLE FOR FISCAL YEAR 2015

Director Compensation Table for Fiscal Year 2015
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	(1)(2)(3) Stock Awards ($)	(4) Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and NQ Deferred Compensation Earnings ($)	All Other Compensation	(5) Total
						Total Other
Warren Bryant	$75,000	$125,000	—	—	—	—	$200,000
Francesca Ruiz de Luzuriaga	$75,000	$150,000	—	—	—	—	$225,000
Rakesh Gangwal	$75,000	$125,000	—	—	—	—	$200,000
Cynthia Jamison	$75,000	$125,000	—	—	—	—	$200,000
James Marino	$75,000	$125,000	—	—	—	—	$200,000
Michael Massey	$75,000	$125,000	—	—	—	—	$200,000
David Szymanski	$75,000	$145,000	—	—	—	—	$220,000
Nigel Travis	$75,000	$165,000	—	—	—	—	$240,000
Joseph Vassalluzzo	$75,000	$145,000	—	—	—	—	$220,000

(1)

The dollar amounts in column (c) reflect the aggregate grant date fair value of equity awards granted within the fiscal year in accordance with the FASB Accounting Standards Codification Topic 718 for stock-based compensation. These amounts reflect the total grant date fair value for these awards, and do not correspond to the actual cash value that will be recognized by each of the Directors when received. See Notes 1 and 12 of the consolidated financial statements in Office Depot’s Annual Report filed on Form 10-K for the fiscal year ending December 26, 2015 regarding the underlying assumptions used in the valuation of equity awards.

(2)

The “Equity Compensation Paid to Directors for Fiscal Year 2015” table that follows represents the aggregate grant date fair value of awards of restricted stock granted to our Directors under Office Depot’s LTIP in 2015. Annual awards are calculated by a dollar value that is then translated into restricted stock or RSUs based on the closing stock price on the date of grant.

(3)

As of December 26, 2015, the aggregate number of stock awards, consisting of restricted stock units convertible into shares of Office Depot’s common stock, outstanding for our Directors are set forth as follows: Warren Bryant 243,048, Francesca Ruiz de Luzuriaga 250,727, Rakesh Gangwal 551,874, Cynthia Jamison 38,503, James Marino 159,652, Michael Massey 62,828, David Szymanski 248,682, Nigel Travis 83,280, and Joseph Vassalluzzo 46,685. All restricted stock units are fully vested as of December 26, 2015, but distribution is deferred until six months following the Director’s separation from service with Office Depot. Please see the table “Equity Compensation Paid to Directors for Fiscal Year 2015” that follows for all equity granted in 2015.

(4)	As of December 26, 2015, the aggregate number of option awards outstanding for our Directors are set forth as follows: Warren Bryant 1,178, Francesca de Luzuriaga 12,164, and Rakesh Gangwal 20,667.

(5)

Office Depot Directors receive annual compensation of: (a) $75,000 in cash, prorated for time in position, and (b) the remainder of the annual retainer fees and chair fees, if applicable, in restricted stock as discussed further in the section entitled “Director Compensation” beginning on page 27.

EQUITY COMPENSATION PAID TO DIRECTORS FOR FISCAL YEAR 2015

Equity Compensation Paid to Directors for Fiscal Year 2015
(a)	(b)	(c)	(d)	(e)
Directors	Grant Date	Stock Awards	(1) Grant Date Fair Value of Stock Awards	Total Value of Equity Awards for 2014
Warren Bryant	6/19/15	13,751	$9.09	$125,000
Francesca Ruiz de Luzuriaga	6/19/15	16,502	$9.09	$150,000
Rakesh Gangwal	6/19/15	13,751	$9.09	$125,000
Cynthia Jamison	6/19/15	13,751	$9.09	$125,000
James Marino	6/19/15	13,751	$9.09	$125,000
Michael Massey	6/19/15	13,751	$9.09	$125,000
David Szymanski	6/19/15	15,952	$9.09	$145,000
Nigel Travis	6/19/15	18,152	$9.09	$165,000
Joseph Vassalluzzo	6/19/15	15,952	$9.09	$145,000

(1)

Amounts are determined using the closing stock price of Office Depot’s common stock on the grant date. See footnote 2 in the previous “Director Compensation Table for Fiscal Year 2015” for additional information.

SUMMARY OF EXECUTIVE AGREEMENTS AND POTENTIAL PAYMENTS UPON

TERMINATION OR CHANGE IN CONTROL

Overview

This section summarizes the key agreements governing the employment of the Named Executive Officers: Roland C. Smith, Stephen E. Hare, Mark Cosby, Steven Schmidt, and Elisa D. Garcia C. It also summarizes the potential payments that the NEOs stand to receive upon termination or a change in control of the Company. Providing these considerations allows Office Depot to attract top talent in a competitive sector, allows executives to focus on their jobs without distraction, and ensures that critical executives will remain committed to Office Depot’s mission in the event of a change of control.

The receipt of severance benefits are conditioned on the NEO’s agreement to a standard release, as well as continued observance of confidentiality, non-compete, and non-solicitation provisions in their agreements.

Key Definitions

Cause. Generally, “Cause” is defined in this section as any of the following:

•	Willful failure to perform material duties (other than any such failure resulting from incapacity due to physical or mental illness);

•	Willful failure to comply with any valid and legal directive of (as to Mr. Smith) the Board or (as to Mr. Hare, Mr. Cosby, Mr. Schmidt, and Ms. Garcia) the CEO;

•	Engagement in dishonesty, illegal conduct or misconduct, which is, in each case, materially injurious to the Company or its affiliates;

•	Embezzlement, misappropriation or fraud, whether or not related to employment with the Company;

•	Conviction of or plea of guilty or nolo contendere to a crime that constitutes a felony (or state law equivalent) or a crime that constitutes a misdemeanor involving moral turpitude;

•	Willful violation of a material policy of Company; or

•	Material breach of any material obligation in any written agreement with the Company or (as to Mr. Hare and Mr. Cosby) the willful unauthorized disclosure of confidential information.

Change in Control. Generally, “Change in Control” is defined in this section as the following events:

•

Any person or group, other than an exempt person, is or becomes the “beneficial owner” of 30% or more (or 20% or more for Mr. Schmidt) of the combined voting power of the Company without the approval of the Board;

•

Any person, other than an exempt person, is or becomes the “beneficial owner” of greater than 50% (or 20% or more for Mr. Schmidt) of the combined voting power of the outstanding securities of the Company;

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

For purposes of the change in control agreement currently in effect for Mr. Schmidt, the merger with OfficeMax in November 2013 constituted a Change in Control. On April 7, 2015, the Company amended Mr. Schmidt’s change in control agreement to extend indefinitely the period pursuant to which Mr. Schmidt would be entitled to severance benefits in the event that the Company terminates Mr. Schmidt other than for Cause. See “Agreements with Steven Schmidt as Executive Vice President and President, International.”

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

Good Reason. Generally, “Good Reason” is defined in this section as the occurrence of any of the following during the executive’s employment:

•	Reduction in base salary;

•	Reduction in target bonus opportunity;

•	Relocation of executive’s principal place of employment by more than 25 miles (as to Mr. Smith) or by more than 50 miles (as to other NEOs);

•	Failure of the Company to obtain a satisfactory agreement from any successor to assume and agree to perform the employment or compensation agreement; or

•	Material diminution in executive’s authority, duties or responsibilities (other than temporarily due to physical or mental incapacitation).

•	As to the employment agreement for Mr. Smith and the letter agreements for Mr. Cosby and Mr. Hare, “Good Reason” also includes:

•	Any material breach by the Company of any material provision of the executive’s employment agreement.

•	As to the change in control agreement for Mr. Schmidt, “Good Reason” also includes:

•	A material failure to comply with certain provisions of his change in control agreement; and

•	Any purported termination by the Company of Mr. Schmidt’s employment other than as expressly permitted by his change in control agreement.

•	Under the new and legacy “CIC Plan”, “Good Reason” also includes:

•	Material reduction in the aggregate benefits and compensation or material failure to comply with compensation and benefits provisions, as applicable.

•	As to Mr. Smith, “Good Reason” also includes:

•	Non-renewal of executive’s employment agreement by Company;

•	Company’s failure to nominate executive for election to the Board;

•	Company’s removal of executive from the Board other than for Cause,

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

During fiscal year 2015, Mr. Smith’s salary was $1,400,000 and his bonus target payout was 150% of base salary

Equity Awards.

Mr. Smith also holds equity awards granted under the 2003 Plan and 2007 Plan, the material terms of which are described in the Compensation Tables herein.

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

•

Lump sum cash initial performance bonus up to $500,000, which would be determined by the Compensation Committee, based upon his achievement of certain performance objectives. In March 2014, Mr. Hare was awarded the initial performance bonus in the sum of $500,000, as the Compensation Committee determined that he had achieved the performance objectives set forth in his Letter Agreement;

•	Annual target bonus equal to 85% or up to 170% of his base salary starting in 2014, based on achievement of performance goals established by the Board or the Compensation Committee;

•	Equity awards on a basis no less favorable than is provided to other similarly situated executives of the Company, starting with the Company’s 2015 fiscal year; and

•	Certain benefits and perquisites.

During fiscal year 2015, Mr. Hare’s salary was $750,000 and his bonus target payout was 85% of base salary.

Equity Awards.

Mr. Hare also holds equity awards granted under the 2003 Plan, 2007 Plan and 2015 Plan, the material terms of which are described in the Compensation Tables herein.

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

During fiscal year 2015, Mr. Cosby’s salary was $850,000 and his bonus target payout was 100% of base salary.

Equity Awards.

Mr. Cosby also holds equity awards granted under the 2003 Plan, 2007 Plan and 2015 Plan, the material terms of which are described in the Compensation Tables herein.

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

Agreements with Steven Schmidt as Executive Vice President and President, International

Letter Agreement. The Company’s Executive Vice President and President, International, Mr. Steven Schmidt, is employed pursuant to the terms of a letter agreement dated July 10, 2007, which was subsequently amended effective January 1, 2013. Pursuant to the terms of the letter agreement, Mr. Schmidt is eligible to receive the following:

•	Base salary of $625,000 per annum, subject to annual review by the Compensation Committee;

•	Right to participate in the company’s bonus plans and equity plans for senior executive officers; and

•	Certain benefits and perquisites.

During fiscal year 2015, Mr. Schmidt’s salary was $675,000 and his bonus target payout was 85% of base salary.

Equity Awards.

Mr. Schmidt also holds equity awards granted under the 2003 Plan, 2007 Plan and 2015 Plan, the material terms of which are described in the Compensation Tables herein.

Retention Agreement. Under the retention agreement between the Company and Mr. Schmidt dated April 7, 2015, Mr. Schmidt would be entitled to a retention payment of $1,000,000, payable in a single lump sum, upon the earlier to occur of the closing date of the Staples merger, the date of termination of the Staples merger, Mr. Schmidt’s termination by the company without cause or March 15, 2016, provided that Mr. Schmidt remains actively employed by the company.

Change in Control Agreement. Mr. Schmidt and the Company are also parties to a change in control agreement dated July 21, 2011, amended on February 21, 2013 and April 7, 2015, the terms of which are described below.

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

During fiscal year 2015, Ms. Garcia’s salary was $575,000 and her bonus target payout was 75% of base salary.

Equity Awards.

Ms. Garcia also holds equity awards granted under the 2003 Plan, 2007 Plan and 2015 Plan, the material terms of which are described in the Compensation Tables herein.

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

In the event of a Change in Control, if the option is not assumed, substituted or otherwise continued on an equivalent basis by the surviving entity in the Change in Control, the option will become fully vested on the effective date of the Change in Control and shall be cancelled in exchange for a cash payment in an amount equal to (a) the excess of the Fair Market Value (as defined in the 2007 Plan) per share of the Company common stock subject to the option immediately prior to the effective date of the Change in Control over the per share exercise price, multiplied by (b) the number of shares of Company common stock subject to the option.

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

Other NEOs

Termination Without Cause or With Good Reason. Pursuant to their individual employment agreements, if (i) Mr. Hare or Mr. Cosby are terminated by the Company without Cause or if they voluntarily terminate their employment with Good Reason or (ii) if Mr. Schmidt or Ms. Garcia are terminated due to no fault of their own, then the Company will pay them the following:

•	18 months of annual base salary in effect on the date of termination;

•

18 times the difference between the Company’s monthly COBRA for the type of coverage in effect for executive on the date of termination and the applicable active employee monthly premium for such coverage (except in Mr. Schmidt’s case, he will not receive applicable active employee monthly premium); and

•	Pro-rata annual bonus calculated based on actual performance for the year of termination, payable at the same time as payments are made to other active participants in the annual bonus plan.

Mr. Schmidt and Ms. Garcia are eligible to receive the target annual bonus for the calendar year prior to the year of termination, where that annual bonus has not been paid as of the date of termination. Mr. Hare’s severance benefits are not subject to mitigation or offset of future or potential earnings.

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

•

If Mr. Hare terminates employment (i) by voluntarily terminating employment after completing at least five years of service, (ii) as a result of an involuntary termination without Cause, resignation for Good Reason, death, or termination on account of Disability, or (iii) due to Retirement (as defined in the 2007 Plan), then the portion of the option shares that is vested and exercisable on the termination date will remain exercisable until the earlier of its expiration date and the date that is 12 months after the termination date; otherwise, the portion of the option that is vested and exercisable on the date of termination will remain exercisable until the earlier of its expiration date and the date that is 90 days after the termination date.

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

Executive Change in Control Severance Plan

Background. Effective August 1, 2014, the Company adopted a new CIC Plan, to provide severance pay and other benefits to certain eligible NEOs. All non-CEO NEOs except for Mr. Schmidt are covered by this plan as of December 26, 2015.

Applicability. Mark Cosby and Stephen Hare are participating in the CIC Plan. The change in control severance provisions in Elisa Garcia’s individual agreement was triggered on November 5, 2013 with respect to the merger with OfficeMax. She became eligible for participation in the CIC Plan after November 5, 2015 when the provisions in her individual agreement expired.

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

Legacy Change in Control Agreement

At the time of the merger with OfficeMax, Steven Schmidt and Elisa Garcia were subject to the Company’s legacy change in control agreement which provided for severance protections for two years from the date of a change of control. Under these legacy change in control agreements, in the event that such executive officer’s employment is terminated by the Company without cause or initiated by the executive officer for good reason on or before November 5, 2015, the legacy change in control agreements provide that the covered executive officers will receive:

•	all vested and accrued, but unpaid, salary and benefits earned through the termination date;

•

a lump-sum cash severance payment equal to two times the sum of (x) the executive officer’s annual base salary including any applicable car allowance and (y) the executive officer’s target annual bonus for the fiscal year in which the date of the termination of employment occurs;

•	an additional cash payment equal to the executive officer’s prorated target annual bonus amount for the fiscal year in which the date of termination of employment occurs;

•	a lump-sum cash payment equal to eighteen times the Company’s monthly COBRA premium for the executive officer in effect on the date of termination of employment; and

•	an executive outplacement services package for a period of 24 months.

On November 5, 2015, the severance protections from the legacy change in control agreement expired with respect to Ms. Garcia. Accordingly, Ms. Garcia’s future treatment will be determined according to the CIC Plan described above.

On April 7, 2015 the Company entered into an amendment to Mr. Schmidt’s change in control agreement, which extended indefinitely the period during which Mr. Schmidt will become entitled to severance benefits in the event that the Company terminates his employment with the Company other than for cause or Mr. Schmidt terminates his employment with the Company for good reason.

TABULAR INFORMATION REGARDING POTENTIAL PAYMENTS UPON TERMINATION OR A

CHANGE IN CONTROL

The following tables quantify the potential termination and change in control payment amounts assuming a hypothetical triggering event had occurred under each of the NEO employment agreements, change in control agreements and equity plans as of December 26, 2015. The terms and conditions of the post-employment and change in control provisions for each of the NEOs are described in detail above.

Roland Smith

	Termination Resulting from Death		Termination Resulting from Disability		Termination Resulting from Retirement	Termination for Cause	Involuntary Termination or Resignation w/Good Reason Prior To Change in Control (w/o Cause)		Involuntary Termination or Resignation w/ Good Reason Upon or After Change in Control (w/o Cause)		Termination for All Other Reasons (Voluntary)	Change in Control without Termination
	(a)		(b)		(c)	(d)	(e)		(f)		(g)	(h)
Bonus	$2,730,000	(1)	$2,730,000	(1)	$—	$—	$—		$—		$—	$—
Benefits
Long-Term Incentive or Performance Plan
2013 Restricted Stock	$6,717,850	(2)	$6,717,850	(2)	$—	$—	$4,742,372	(3)	$6,717,850	(2)	$—	$—
2013 Performance Shares	$4,447,891	(4)	$4,447,891	(4)	$—	$—	$4,447,891	(4)	$6,717,850	(5)	$—	$—
2013 Stock Options	$195,000	(6)	$195,000	(6)	$—	$—	$195,000	(6)	$195,000	(6)	$—	$—
Cash Severance	$—		$—		$—	$—	$9,747,504	(7)	$9,747,504	(8)	$—	$—
Total for Mr. Smith	$14,090,741		$14,090,741		$—	$—	$19,132,767		$23,378,204		$—	$—

(1)

Represents a lump sum payment equal to the pro-rata bonus, if any, that Mr. Smith would have earned for the year in which his termination occurs based on the actual achievement of applicable performance goals for such year.

(2)

In the event of his involuntary separation from service with Office Depot due to death or Disability, or his separation from service with Office Depot without Cause or for Good Reason within 12 months following a change in control, Mr. Smith fully vests in his 2013 Restricted Stock Unit Award on the date of his termination. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 24, 2015 of $5.60.

(3)

In the event of his separation from service with Office Depot without Cause or for Good Reason, in either case prior to the effective date of a change in control, Mr. Smith will vest in his 2013 Restricted Stock Unit Award, prorated for service performed from the grant date through his termination date. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 24, 2015 of $5.60.

(4)

In the event of his involuntary separation from service with Office Depot due to death or Disability, or his separation from service with Office Depot without Cause or for Good Reason prior to the effective date of a change in control, Mr. Smith will vest in his 2013 Performance Share Award, prorated for service performed from the beginning of the performance period through his termination date based on actual performance as determined by the Compensation Committee. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 24, 2015 of $5.60 assuming target performance.

(5)

In the event of his involuntary separation from service with Office Depot without Cause or for Good Reason, in either case within 12 months following a change in control, Mr. Smith fully vests in his 2013 Performance Share Award at target on the date of his termination. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 24, 2015 of $5.60.

(6)

In the event of his involuntary separation from service with Office Depot due to death or Disability, or his separation from service with Office Depot without Cause or for Good Reason, Mr. Smith fully vests in the remaining one-third of his 2013 Nonqualified Stock Option Award on the date of his termination. The amount included in the table reflects the number of options that would vest multiplied by the difference between the closing stock price of Office Depot’s stock on December 24, 2015 of $5.60 and the option exercise price of $5.21.

(7)

Reflects a payment under Mr. Smith’s employment agreement dated November 12, 2013 equal to the sum of: (i) two times the sum of Mr. Smith’s base salary in effect on December 26, 2015 and Mr. Smith’s target annual bonus, (ii) a payment equal to the pro-rata annual bonus for the 2015 performance period based on actual results, and (iii) 18 months of COBRA based on the rate in effect on the date of his termination.

(8)

Reflects a payment under Mr. Smith’s employment agreement dated November 12, 2013 equal to the sum of: (i) two times the sum of: Mr. Smith’s base salary in effect on December 26, 2015 and Mr. Smith’s target annual bonus (or if greater, the year immediately preceding the year in which the Change in Control occurs), (ii) a payment equal to the pro-rata annual bonus for the 2015 performance period based on actual results, and (iii) 18 months of COBRA premiums based on the rate in effect on the date of his termination. In the event of a change in control, as defined under Section 280G of the Code, and a termination of Mr. Smith’s employment on December 26, 2015, the total payments for Mr. Smith under the foregoing arrangement equal $23,378,204, including $13,630,700 for the accelerated vesting of his restricted stock, performance shares and stock options. However, these payments are subject to reduction if the parachute amounts associated with the payments under Section 280G of the Code equal or exceed three times Mr. Smith’s average taxable compensation received from Office Depot for the five-year period ending December 31, 2014, and if he would receive more on an after-tax basis by reducing the payments than he would receive by getting all the payments and paying the 20% excise tax imposed by Section 4999 of the Code. Under the provisions, the severance payable to Mr. Smith would not be reduced, as his after-tax benefit is higher in the event he receives all severance payments and incurs all applicable income and excise taxes.

Stephen Hare

	Termination Resulting from Death		Termination Resulting from Disability		Termination Resulting from Retirement	Termination for Cause	Involuntary Termination or Resignation w/ Good Reason Prior To Change in Control (w/o Cause)		Involuntary Termination or Resignation w/ Good Reason Upon or After Change in Control (w/o Cause)		Termination for All Other Reasons (Voluntary)	Change in Control without Termination
	(a)		(b)		(c)	(d)	(e)		(f)		(g)	(h)
Bonus	$828,750	(1)	$828,750	(1)	$—	$—	$—		$—		$—	$—
Benefits
Outplacement Services	$—		$—		$—	$—	$—		$30,000	(2)	$—	$—
Long-Term Incentive or Performance Plan
2013 Restricted Stock	$883,922	(3)	$883,922	(3)	$—	$—	$883,922	(3)	$1,285,385	(4)	$—	$—
2013 Performance Shares	$554,433	(5)	$554,433	(5)	$—	$—	$554,433	(5)	$837,385	(6)	$—	$—
2013 Stock Options	$2,626	(7)	$2,626	(7)	$—	$—	$2,626	(7)	$41,667	(8)	$—	$—
2015 Restricted Stock	$592,592	(9)	$592,592	(9)	$—	$—	$—		$241,573	(10)	$—	$—
2015 Performance Shares	$161,274	(11)	$161,274	(11)	$—	$—	$—		$314,054	(10)	$—	$—
Cash Severance	$—		$—		$—	$—	$1,967,563	(12)	$3,617,563	(13)	$—	$—
Total for Mr. Hare	$3,023,597		$3,023,597		$—	$—	$3,408,544		$6,367,627		$—	$—

(1)

In the event of his separation from service with Office Depot due to death or Disability, Mr. Hare is entitled to a pro-rata payment under the 2015 Annual Bonus Plan calculated based on actual performance for the fiscal year in which the termination occurs.

(2)	Reflects the value of a 24-month outplacement services package under the CIC Plan.

(3)

In the event of his separation from service with Office Depot due to death, Disability, or without Cause or for Good Reason, in either case prior to the effective date of a change in control, Mr. Hare will vest in his 2013 Restricted Stock Unit Award, prorated for service performed from the grant date through his termination date. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 24, 2015 of $5.60.

(4)

In the event of his involuntary separation from service with Office Depot without Cause or for Good Reason, in either case within 24 months following a change in control, Mr. Hare fully vests in his 2013 Restricted Stock Unit Award on the date of his termination. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 24, 2015 of $5.60.

(5)

In the event of his involuntary separation from service with Office Depot due to death or Disability, or his separation from service with Office Depot without Cause or for Good Reason prior to the effective date of a change in control, Mr. Hare will vest in his 2013 Performance Share Award, prorated for service performed from the beginning of the performance period through his termination date based on actual performance as determined by the Compensation Committee. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 24, 2015 of $5.60 assuming target performance.

(6)

In the event of his involuntary separation from service with Office Depot without Cause or for Good Reason, in either case within 12 months following a change in control, Mr. Hare fully vests in his 2013 Performance Share Award at target on the date of his termination. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 24, 2015 of $5.60.

(7)

In the event of his involuntary separation from service with Office Depot due to death or Disability, or his separation from service with Office Depot without Cause or for Good Reason, in either case prior to the effective date of a change in control, Mr. Hare will vest in the unvested portion of his 2013 Nonqualified Stock Option Award, prorated for service performed from the beginning of the grant date through his termination date. The amount included in the table reflects the number of options that would vest multiplied by the difference between the closing stock price of Office Depot’s stock on December 24, 2015 of $5.60 and the option exercise price of $5.35.

(8)

In the event of his involuntary separation from service with Office Depot without Cause or for Good Reason, in either case within 12 months following a change in control, Mr. Hare fully vests in the unvested portion of his 2013 Nonqualified Stock Option Award on the date of his termination. The amount included in the table reflects the number of options that would vest multiplied by the difference between the closing stock price of Office Depot’s stock on December 24, 2015 of $5.60 and the option exercise price of $5.35.

(9)

In the event of his separation from service with Office Depot due to death or Disability prior to the effective date of a change in control, Mr. Hare will vest in his 2015 Restricted Stock Unit Award on his termination date. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 24, 2015 of $5.60.

(10)

In the event of his separation from service with Office Depot without Cause or for Good Reason within 24 months after the effective date of a change in control, Mr. Hare will vest in his 2015 Restricted Stock Unit Award, prorated for service performed from the grant date through his separation date. In the event of a change in control, the service period will be shortened from three years to two years and the prorated award will be based on the two-year service period. In the case of the Performance Stock Unit Award, the same prorated vesting will apply except the number of units received will be based on actual performance for the 2015 fiscal year. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 24, 2015 of $5.60.

(11)

In the event of his separation from service with Office Depot due to death or Disability prior to the effective date of a change in control, Mr. Hare will vest in his 2015 Performance Stock Unit Award at target, prorated for service performed from the grant date through his separation date based on a three-year service period. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 24, 2015 of $5.60.

(12)

Reflects a payment under Mr. Hare’s Employment Offer Letter dated December 2, 2013 equal to the sum of: (i) 18 times the sum of Mr. Hare’s monthly base salary in effect on December 26, 2015 and (ii) 18 times the difference of Office Depot’s monthly COBRA premium for the type of Office Depot provided group health plan coverage in effect on that date for Mr. Hare and his active employee charge for such coverage, and (iii) a pro-rata bonus calculated based on actual performance under Office Depot’s annual bonus plan for the fiscal year in which the termination occurs.

(13)

Reflects a payment under the CIC Plan equal to the sum of: (i) two times the sum of: Mr. Hare’s base salary in effect on December 26, 2015 and Mr. Hare’s target annual bonus, (ii) a payment equal to the pro-rata annual bonus for the 2015 performance period based on actual results, and (iii) an amount equal to 18 times the COBRA premium in effect on December 26, 2015 for the type of Office Depot provided group health plan coverage in effect for Mr. Hare less the active employee charge for such coverage. In the event of a change in control, as defined under Section 280G of the Code, and a termination of Mr. Hare’s employment on December 26, 2015, the total payments for Mr. Hare under the foregoing arrangement equal $6,367,627, including $2,720,064 for the accelerated vesting of his restricted stock, performance shares and stock options. However, these payments are subject to reduction if the parachute amounts associated with the payments under Section 280G of the Code equal or exceed three times Mr. Hare’s average taxable compensation received from Office Depot for the five-year period ending December 31, 2014, and if he would receive more on an after-tax basis by reducing the payments than he would receive by getting all the payments and paying the 20% excise tax imposed by Section 4999 of the Code. Under the provisions, the severance payable to Mr. Hare would not be reduced, as his after-tax benefit is higher in the event he receives all severance payments and incurs all applicable income and excise taxes.

Mark Cosby

	Termination Resulting from Death		Termination Resulting from Disability		(2) Termination Resulting from Retirement	Termination for Cause	Involuntary Termination or Resignation w/ Good Reason Prior To Change in Control (w/o Cause)		Involuntary Termination or Resignation w/ Good Reason Upon or After Change in Control (w/o Cause)		Termination for All Other Reasons (Voluntary)	Change in Control without Termination
	(a)		(b)		(c)	(d)	(e)		(f)		(g)	(h)
Bonus	$1,105,000	(1)	$1,105,000	(1)	$—	$—	$—		$–		$—	$—
Benefits
Outplacement Services	$—		$—		$—	$—	$—		$30,000	(2)	$—	$—
Long-Term Incentive or Performance Plan
2014 Restricted Stock	$1,288,627	(3)	$1,288,627	(3)	$—	$—	$—		$1,288,627	(3)	$—	$—
2014 Performance Shares	$924,985	(4)	$924,985	(4)	$—	$—	$—		$924,985	(4)	$—	$—
2015 Restricted Stock	$740,740	(5)	$740,740	(5)	$—	$—	$—		$301,969	(6)	$—	$—
2015 Performance Shares	$201,594	(7)	$201,594	(7)	$—	$—	$—		$392,566	(6)	$—	$—
Cash Severance	$—		$—		$—	$—	$2,393,813	(8)	$4,518,813	(9)	$—	$—
Total for Mr. Cosby	$4,260,946		$4,260,946		$—	$—	$2,393,813		$7,456,960		$—	$—

(1)

In the event of his separation from service with Office Depot due to death or Disability, Mr. Cosby is entitled to a pro-rata payment under the 2015 Annual Bonus Plan calculated based on actual performance for the fiscal year in which the termination occurs.

(2)	Reflects the value of a 24-month outplacement services package under the CIC Plan.

(3)

In the event of his separation from service with Office Depot due to death, Disability, or without Cause or for Good Reason, in either case within 24 months following a change in control, Mr. Cosby will fully vest in his 2014 Restricted Stock Unit Award on his termination date. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 24, 2015 of $5.60.

(4)

In the event of his involuntary separation from service with Office Depot due to death or Disability, or his separation from service with Office Depot without Cause or for Good Reason, in either case within 24 months following a change in control, Mr. Cosby will vest in his 2014 Performance Share Award at target, prorated for service performed from the grant date through his termination date. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 24, 2015 of $5.60.

(5)

In the event of his separation from service with Office Depot due to death or Disability prior to the effective date of a change in control, Mr. Cosby will vest in his 2015 Restricted Stock Unit Award on his termination date. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 24, 2015 of $5.60.

(6)

In the event of his separation from service with Office Depot without Cause or for Good Reason within 24 months after the effective date of a change in control, Mr. Cosby will vest in his 2015 Restricted Stock Unit Award, prorated for service performed from the grant date through his separation date. In the event of a change in control, the service period will be shortened from three years to two years and the prorated award will be based on the two-year service period. In the case of the Performance Stock Unit Award, the same prorated vesting will apply except the number of units received will be based on actual performance for the 2015 fiscal year. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 24, 2015 of $5.60.

(7)

In the event of his separation from service with Office Depot due to death or Disability prior to the effective date of a change in control, Mr. Cosby will vest in his 2015 Performance Stock Unit Award at target, prorated for service performed from the grant date through his separation date based on a three-year service period. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 24, 2015 of $5.60.

(8)

Reflects a payment under Mr. Cosby’s Employment Offer Letter dated July 14, 2014 equal to the sum of: (i) 18 times the sum of Mr. Cosby’s monthly base salary in effect on December 26, 2015 and (ii) 18 times the difference of Office Depot’s monthly COBRA premium for the type of Office Depot provided group health plan coverage in effect on that date for Mr. Cosby and his active employee charge for such coverage, and (iii) a pro-rata bonus calculated based on actual performance under Office Depot’s annual bonus plan for the fiscal year in which the termination occurs.

(9)

Reflects a payment under the CIC Plan equal to the sum of: (i) two times the sum of Mr. Cosby’s base salary in effect on December 26, 2015 and Mr. Cosby’s target annual bonus, (ii) a payment equal to the pro-rata annual bonus for the 2015 performance period based on actual results, and (iii) an amount equal to 18 times the monthly COBRA premium in effect on December 26, 2015 for the type of Office Depot provided group health plan coverage in effect for Mr. Cosby less the active employee charge for such coverage. In the event of a change in control, as defined under Section 280G of the Code, and a termination of Mr. Cosby’s employment on December 26, 2015, the total payments for Mr. Cosby under the foregoing arrangement equal $7,456,960, including $2,908,147 for the accelerated vesting of his restricted stock and performance shares. However, these payments are subject to reduction if the parachute amounts associated with the payments under Section 280G of the Code equal or exceed three times Mr. Cosby’s average taxable compensation received from Office Depot for the five-year period ending December 31, 2014, and if he would receive more on an after-tax basis by reducing the payments than he would receive by getting all the payments and paying the 20% excise tax imposed by Section 4999 of the Code. Under the provisions, the severance payable to Mr. Cosby would not be reduced, as his after-tax benefit is higher in the event he receives all severance payments and incurs all applicable income and excise taxes.

Steve Schmidt(1)

	Termination Resulting from Death		Termination Resulting from Disability		Termination Resulting from Retirement	Termination for Cause	Involuntary Termination or Resignation w/ Good Reason Prior To Change in Control (w/o Cause)		Involuntary Termination or Resignation w/ Good Reason Upon or After Change in Control (w/o Cause)		Termination for All Other Reasons (Voluntary)	Change in Control without Termination
	(a)		(b)		(c)	(d)	(e)		(f)		(g)	(h)
Bonus	$573,750	(2)	$573,750	(2)	$—	$—	$—		$—		$—	$410,877	(3)
Benefits
Outplacement Services	$—		$—		$—	$—	$—		$30,000	(4)	$—	$—
Long-Term Incentive or Performance Plan(5)
2013 Restricted Stock	$893,200	(5)	$893,200	(5)	$—	$—	$—		$893,200	(5)	$—	$893,200	(5)
2015 Restricted Stock	$592,592	(6)	$592,592	(6)	$—	$—	$—		$241,573	(7)		$—
2015 Performance Shares	$161,274	(8)	$161,274	(8)	$—	$—	$—		$314,054	(7)	$—	$—
Cash Severance	$—		$—		$—	$—	$3,120,132	(9)	$3,120,132	(9)	$—	$—
Total for Mr. Schmidt	$2,220,816		$2,220,816		$—	$—	$3,120,132		$4,598,959		$—	$1,304,077

(1)

On April 7, 2015, Mr. Schmidt’s change in control agreement was amended to extend the employment period during which Mr. Schmidt will become entitled to severance benefits. As such, Mr. Schmidt is entitled to receive a severance payment resulting from an involuntary termination without Cause or for Good Reason during the change in control period. Equity granted to Mr. Schmidt under the Company’s long-term incentive plans is not covered under his change in control agreement. The treatment of all equity upon a change in control or for a termination following a change in control is addressed separately in the 2007 Plan and/or Mr. Schmidt’s award agreements with the Company.

(2)

In the event of his separation from service with Office Depot due to death or Disability, Mr. Schmidt is entitled to a pro-rata payment under the 2015 Annual Bonus Plan calculated based on actual performance for the fiscal year in which the termination occurs.

(3)

Reflects the minimum annual bonus under Mr. Schmidt’s change in control agreement for the fiscal year provided that he was employed at the end of the 2015 fiscal year. The minimum annual bonus is equal to his highest annual bonus earned under the bonus plan with respect to the 2010, 2011 and 2012 fiscal years. Mr. Schmidt’s highest bonus was earned under the bonus plan during the 2011 fiscal year. The actual bonus earned for the 2015 fiscal year was $573,750 and was earned in lieu of this payment.

(4)	Reflects the value of a 24-month outplacement services package under the Mr. Schmidt’s change in control agreement.

(5)

In the event of his separation from service with Office Depot due to death or Disability, Mr. Schmidt will fully vest in his 2013 Restricted Stock Award on his termination date to the extent not previously vested. This award will also vest to the extent not previously vested upon a change in control without a termination. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 24, 2015 of $5.60.

(6)

In the event of his separation from service with Office Depot due to death or Disability prior to the effective date of a change in control, Mr. Schmidt will fully vest in his 2015 Restricted Stock Unit Award on his termination date. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 24, 2015 of $5.60.

(7)

In the event of his separation from service with Office Depot without Cause or for Good Reason within 24 months after the effective date of a change in control, Mr. Schmidt will vest in his 2015 Restricted Stock Unit Award, prorated for service performed from the grant date through his separation date. In the event of a change in control, the service period will be shortened from three years to two years and the prorated award will be based on the two-year service period. In the case of the Performance Stock Unit Award, the same prorated vesting will apply except the number of units received will be based on actual performance for the 2015 fiscal year. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 24, 2015 of $5.60.

(8)

In the event of his separation from service with Office Depot due to death or Disability prior to the effective date of a change in control, Mr. Schmidt will vest in his 2015 Performance Stock Unit Award at target, prorated for service performed from the grant date through his separation date based on a three-year service period. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 24, 2015 of $5.60.

(9)

Reflects a payment under Mr. Schmidt’s change in control agreement equal to the sum of: (i) two times the sum of: Mr. Schmidt’s base salary (including car allowance) in effect on December 26, 2015 and Mr. Schmidt’s 2015 target bonus, (ii) Mr. Schmidt’s pro-rated 2015 target bonus, (iii) the product of 18 and the monthly COBRA premium on December 26, 2015 for the type of group health plan coverage in effect for Mr. Schmidt on December 26, 2015. Under the agreement, if his termination is due to death or disability after the change in control, Mr. Schmidt is entitled to his prorated 2015 target bonus, which is $573,750. In the event of a change in control, as defined under Section 280G of the Code, and a termination of Mr. Schmidt’s employment on December 26, 2015, the total payments for Mr. Schmidt under the foregoing arrangement equal $4,598,959 including $1,448,827 of the accelerated vesting of his restricted stock and performance shares. However, these payments are subject to reduction if the parachute amounts associated with the payments under Section 280G of the Code equal or exceed three times Mr. Schmidt’s average taxable compensation received from Office Depot for the five-year period ending December 31, 2014, and if he would receive more on an after-tax basis by reducing the payments than he would receive by getting all the payments and paying the 20% excise tax imposed by Section 4999 of the Code. Under the provisions, the cash severance portion of his payments would be reduced by the minimum amount necessary to bring the total of all the payments to a level where the 20% excise tax is not triggered. No reduction in severance payments applies, as Mr. Schmidt’s total payments do not equal or exceed three times his average taxable compensation.

Elisa Garcia

	Termination Resulting from Death		Termination Resulting from Disability		Termination Resulting from Retirement	Termination for Cause	Involuntary Termination or Resignation w/ Good Reason Prior To Change in Control (w/o Cause)		Involuntary Termination or Resignation w/ Good Reason Upon or After Change in Control (w/o Cause)		Termination for All Other Reasons (Voluntary)	Change in Control without Termination
	(a)		(b)		(c)	(d)	(e)		(f)		(g)	(h)
Bonus	$560,625	(1)	$560,625	(1)	$—	$—	$—		$—		$—	$—
Benefits
Outplacement Services	$—		$—		$—	$—	$—		$30,000	(2)	$—	$—
Long-Term Incentive or Performance Plan(5)
2013 Restricted Stock	$468,160	(3)	$468,160	(3)	$—	$—	$—		$468,160	(3)	$—	$468,160	(3)
2014 Restricted Stock	$408,761	(4)	$408,761	(4)	$—	$—	$—		$408,761	(4)	$—	$—
2014 Performance Shares	$357,806	(5)	$357,806	(5)	$—	$—	$—		$357,806	(5)	$—	$—
2015 Restricted Stock	$296,296	(6)	$296,296	(6)	$—	$—	$—		$120,786	(7)	$—	$—
2015 Performance Shares	$80,640	(8)	$80,640	(8)	$—	$—	$—		$157,030	(7)	$—	$—
Cash Severance	$—		$—		$—	$—	$1,316,751	(9)	$2,586,904	(10)	$—	$—
Total for Ms. Garcia	$2,172,288		$2,172,288		$—	$—	$1,316,751		$4,129,447		$—	$468,160

(1)

In the event of her separation from service with Office Depot due to death or Disability, Ms. Garcia is entitled to a pro-rata payment under the 2015 Annual Bonus Plan calculated based on actual performance for the fiscal year in which the termination occurs.

(2)	Reflects the value of a 24-month outplacement services package under the CIC Plan.

(3)

In the event of her separation from service with Office Depot due to death or Disability, Ms. Garcia will fully vest in her 2013 Restricted Stock Award on her termination date to the extent not previously vested. This award will also vest to the extent not previously vested single-trigger upon a change in control. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 24, 2015 of $5.60.

(4)

In the event of her separation from service with Office Depot due to death, Disability, or without Cause or for Good Reason, in either case within 24 months following the effective date of a change in control, Ms. Garcia will fully vest in her 2014 Restricted Stock Unit Award on her termination date. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 24, 2015 of $5.60

(5)

In the event of her involuntary separation from service with Office Depot due to death or disability, or her separation from service with Office Depot without Cause or for Good Reason, in either case within 24 months following a change in control, Ms. Garcia will partially vest in her 2014 Performance Share Award at target, prorated for service performed from the grant date through her termination date. The amount included in column (f) reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 24, 2015 of $5.60.

(6)

In the event of her separation from service with Office Depot due to death or Disability prior to the effective date of a change in control, Ms. Garcia will vest in her 2015 Restricted Stock Unit Award on her termination date. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 24, 2015 of $5.60.

(7)

In the event of her separation from service with Office Depot without Cause or for Good Reason within 24 months after the effective date of a change in control, Ms. Garcia will vest in her 2015 Restricted Stock Unit Award, prorated for service performed from the grant date through her separation date. In the event of a change in control, the service period will be shortened from three years to two years and the prorated award will be based on the two-year service period. In the case of the Performance Stock Unit Award, the same prorated vesting will apply except the number of units received will be based on actual performance for the 2015 fiscal year. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 24, 2015 of $5.60.

(8)

In the event of her separation from service with Office Depot due to death or Disability prior to the effective date of a change in control, Ms. Garcia will vest in her 2015 Performance Stock Unit Award at target, prorated for service performed from the grant date through her separation date based on a three-year service period. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 24, 2015 of $5.60.

(9)

Reflects a payment under Ms. Garcia’s Employment Offer Letter dated May 15, 2007, as amended December 31, 2008, equal to the sum of: (i) 1.5 times her base salary in effect on December 26, 2015, (ii) her 2015 pro-rata bonus at target, and (iii) the product of 18 and the monthly COBRA premium for the type of group health plan coverage in effect for Ms. Garcia on December 26, 2015.

(10)

Reflects a payment under the CIC Plan equal to the sum of: (i) two times the sum of: Ms. Garcia’s base salary in effect on December 26, 2015 and Ms. Garcia’s target annual bonus, (ii) a payment equal to the pro-rata annual bonus for the 2015 performance period based on actual results, and (iii) an amount equal to 18 times the COBRA premium in effect on December 26, 2015 for the type of Office Depot provided group health plan coverage in effect for Ms. Garcia less the active employee charge for such coverage. In the event of a change in control, as defined under Section 280G of the Code, and a termination of Ms. Garcia’s employment on December 26, 2015, the total payments for Ms. Garcia under the foregoing arrangement equal $4,129,447, including $1,512,543 for the accelerated vesting of her restricted stock and performance shares. However, these payments are subject to reduction if the parachute amounts associated with the payments under Section 280G of the Code equal or exceed three times Ms. Garcia’s average taxable compensation received from Office Depot for the five-year period ending December 31, 2014, and if she would receive more on an after-tax basis by reducing the payments than she would receive by getting all the payments and paying the 20% excise tax imposed by Section 4999 of the Code. No reduction in severance payments applies, as Ms. Garcia’s total payments do not equal or exceed three times her average taxable compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The table below summarizes the status of our equity compensation plans at December 26, 2015

	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	(2) Weighted- average Exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	23,462,859	$1.12	48,557,240
Equity compensation plans not approved by security holders	0	$—	0
Total	23,462,859	$1.12	48,557,240

(1)

The number of shares reported includes 8,425,483 performance stock unites reserved at target where performance attainment has yet to be determined. Shares reserved for issuance under the Company’s equity compensation plan will be adjusted accordingly for a payout other than target.

(2)	The outstanding awards include RSUs, which have no exercise price. Excluding the impact of RSUs, the outstanding options had a weighted-average exercise price of $4.53 per share.

STOCK OWNERSHIP INFORMATION

Our Largest Shareholders; Ownership by Our Directors and Executive Officers

We have provided a stock ownership table below that contains certain information about shareholders whom we believe are the “beneficial” owners of more than five percent (5%) of our outstanding common stock, as well as information regarding stock ownership by our directors, NEOs and our directors and Executive Officers as a group as of April 8, 2016, unless otherwise indicated. Except as described below, we know of no person that beneficially owns more than 5% of our outstanding common stock, based solely upon filings made with the SEC.

Except as otherwise noted below, each person or entity named in the following table has the sole voting and investment power with respect to all shares of our common stock that he, she or it beneficially owns.

Name of Beneficial Owner	Beneficial Ownership(1)	Beneficial Ownership Percentage(2)
The Goldman Sachs Group, Inc. and Goldman, Sachs & Co.(3) 200 West Street, New York, NY 10282	41,332,800	7.5%

The Vanguard Group(4) 100 Vanguard Blvd., Malvern, PA 19355	35,468,340	6.46%

Blackrock, Inc.(5) 40 East 52nd Street, New York, NY 10022	35,660,018	6.5%

Board of Directors and NEOs(6) Roland C. Smith	1,050,000	*
Warren F. Bryant	23,848	*
Rakesh Gangwal	37,337	*
Cynthia Jamison	16,461	*
V. James Marino	13,751	*
Michael J. Massey	0	*
Francesca Ruiz de Luzuriaga	17,773	*
David M. Szymanski	3,806	*
Nigel Travis	177,736	*
Joseph Vassalluzzo	60,034	*
Total of Board of Directors	1,400,746	*

(Office Depot’s NEOs, other than the CEO) Stephen E. Hare, Executive Vice President and CFO	770,979	*
Steven Schmidt, President, International	1,146,590
Mark Cosby, President, North America	556,972	*
Elisa D. Garcia C., Executive Vice President and Chief Legal Officer	858,705	*
Directors and Executive Officers as a Group (17 Persons in Total)	5,516,890	*

*	Represents beneficial ownership of less than one percent of the issued and outstanding common stock, as of April 8, 2016.

(1)

Includes shares of common stock subject to options exercisable within 60 days of April 8, 2016, if applicable, even though a considerable number of the options are underwater. See “Options Exercisable within 60 days of April 8, 2016” table below for detail. Also included are unvested shares of restricted stock, as to which the holder has voting rights.

(2)

The percentage ownership for all stockholders listed in the table above are based on 551,177,772 shares of common stock outstanding as of April 8, 2016. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares issuable upon the exercise of options that are exercisable within 60 days of April 8, 2016, are not deemed outstanding for purposes of computing the percentage of ownership of any other person.

(3)

The information regarding The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. is reported as of December 31, 2015, and was derived from a Schedule 13D filed on February 3, 2016 jointly by the two entities, that reported sole voting power over 0 shares, shared voting power over 41,326,999 shares, shared dispositive power over 41,332,800 shares and sole dispositive power over 0 shares.

(4)

The information regarding The Vanguard Group is reported as of December 31, 2015, and was derived from a Schedule 13G filed on February 11, 2016, that reported sole voting power over 365,532 shares, shared voting power over 26,400 shares, shared dispositive power over 362,127 shares and sole dispositive power over 35,106,213 shares.

(5)

The information regarding BlackRock, Inc. is reported as of December 31, 2015, and was derived from a Schedule 13G filed on January 27, 2016, that reported sole voting power over 31,668,101 shares, shared voting power over 0 shares, shared dispositive power over 0 shares and sole dispositive power over 35,660,018 shares.

(6)

The address for all of our directors and NEOs is c/o Office Depot, Inc., 6600 North Military Trail, Boca Raton, Florida 33496. In addition to the information reported in this table, the following directors hold the number of RSUs convertible into shares of Office Depot common stock set forth beside his or her name:

Name	RSUs
Roland C. Smith	1,199,616
Warren F. Bryant	243,048
Rakesh Gangwal	551,874
Cynthia T. Jamison	38,503
Francesca Ruiz de Luzuriaga	250,727
V. James Marino	159,652
Michael J. Massey	62,828
David M. Szymanski	248,682
Nigel Travis	83,280
Joseph Vassalluzzo	46,685

The shares of common stock underlying these RSUs will not be distributed to the directors until some period of time after their separation from Office Depot as directors, pursuant to the terms of their respective restricted stock unit award agreements. Until such distribution, these directors neither have the right to vote, nor the right to dispose of these RSUs.

Options Exercisable within 60 Days of April 8, 2016

The number of options that are or will be exercisable within 60 days of April 8, 2016, for each applicable person named in the table above and for Office Depot’s executive officers and directors as a group is as follows:

Roland C. Smith	1,000,000	Warren F. Bryant	1,178
Rakesh Gangwal	20,667	Cynthia T. Jamison	0
V. James Marino	0	Michael J. Massey	0
David M. Szymanski	0	Nigel Travis	0
Joseph Vassalluzzo	0	Stephen E. Hare	333,333
Francesca Ruiz de Luzuriaga	12,164	Mark Cosby	0
All Executive Officers and Directors as a Group (17 Persons)	2,304,080	Elisa D. Garcia C.	340,466
		Steven Schmidt	455,000

Underwater Options

Based on the closing price of Office Depot common stock on April 8, 2016, the following number of options that are or will be exercisable within 60 days of April 8, 2016, for each applicable person named in the table above are out of the money (i.e. underwater):

Roland C. Smith	0	Elisa D. Garcia C.	225,000
Rakesh Gangwal	0	Stephen E. Hare	0
Francesca Ruiz de Luzuriaga	0	Steven Schmidt	350,000
Warren F. Bryant	0

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

During 2015, all transactions that were potentially subject to the Policy were reviewed and approved or ratified by the Corporate Governance and Nominating Committee. From time to time, the Company may have engaged in purchase and sale transactions for office products with Starboard and its portfolio companies. Any such transactions were conducted on an arm’s length basis and are not material to Starboard.

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

None of our directors serves as an executive officer of a charitable organization to which we made contributions during 2015.

Item 14. Principal Accountant Fees and Services.

Audit & Other Fees

The fees for Office Depot’s independent registered public accounting firm for professional services rendered in connection with (i) the audit of Office Depot’s annual financial statements as set forth in its Annual Report on Form 10-K for the fiscal years ended December 27, 2014 and December 26, 2015, (ii) the review of Office Depot’s quarterly financial statements as set forth in its Quarterly Reports on Form 10-Q for each of its fiscal quarters during 2014 and 2015, and (iii) the audit of Office Depot’s internal controls over financial reporting with the objective of obtaining reasonable assurance about whether effective internal controls over financial reporting was maintained in all material respects, as well as fees paid to Office Depot’s independent registered public accounting firm for audit-related work, tax compliance, tax planning and other consulting services are set forth below. The Audit Committee approved 100% of the fees related to the services discussed below.

Audit & Other Fees Paid to Deloitte & Touche LLP	Fiscal 2014	Fiscal 2015

Audit Fees	$8,395,565	$8,035,321
Audit Related Fees (as defined under the Sarbanes-Oxley Act of 2002)	$22,142	$365,957
Tax Fees	$471,753	$587,860
All Other Fees	$2,615	$4,076

Total Fees	$8,892,075	$8,993,214

Audit Fees — Consists of fees for professional services rendered in connection with: (i) the audits of Office Depot’s consolidated financial statements and the effectiveness of Office Depot’s internal controls over financial reporting for the fiscal years ended December 27, 2014 and December 26, 2015; (ii) the reviews of the consolidated financial statements included in each of Office Depot’s Quarterly Reports on Form 10-Q during those fiscal years; (iii) consultations on accounting matters; (iv) statutory audit filings; and (v) SEC registration statements.

Audit Related Fees — Consists of fees in 2015 primarily for the review of Staples Form S-4 registration statement and due diligence associated with the potential acquisition by Staples and, in 2014, for review of an SEC comment letter.

Tax Fees — Consists of fees for tax compliance and advisory services.

All Other Fees — Consists primarily of fees for training.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has established policies and procedures under which all audit and non-audit services performed by Office Depot’s independent registered public accounting firm must be separately approved in advance by the Audit Committee. The policy also provides that the Audit Committee has delegated pre-approval authority to the Chair of the Audit Committee for non-audit services provided that the pre-approval of each service permitted by the Chair is limited to a pre-established threshold and reported to the full Audit Committee at its next meeting. All audit and non-audit services provided in the fiscal years 2014 and 2015 have been pre- approved by the Audit Committee in accordance with these policies and procedures.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of April 2016.

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

Exhibit Number	Exhibit

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

10.42	Amendment to the Change in Control Agreement between Office Depot, Inc. and Steven M. Schmidt, dated April 7, 2015.*

10.43

Office Depot Omnibus Amendment to Outstanding Equity and Long-Term Incentive Awards (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 26, 2013).*

10.44

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

10.45

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

10.46

Form of Fourth Amendment, dated as of May 1, 2015, to the Amended and Restated Credit Agreement dated as of May 25, 2011, as amended by the First Amendment to the Amended and Restated Credit Agreement, dated as of February 24, 2012, the Second Amendment to the Amended and Restated Credit Agreement, dated as of March 4, 2013 and the Third Amendment to the Amended and Restated Credit Agreement, dated as of November 1, 2013, among Office Depot, Inc., and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2015).

10.47

Paper Purchase Agreement dated June 25, 2011 between Boise White Paper, L.L.C. and OfficeMax Incorporated (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q/A, filed with the SEC on October 24, 2011).**

10.48

Retention Agreement between Office Depot, Inc. and Ms. Deborah O’Connor dated March 21, 2014 (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on March 24, 2014).

10.49	Retention Agreement between Office Depot, Inc. and Mr. Steven M. Schmidt dated April 7, 2015.*

Exhibit Number	Exhibit

10.50

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

10.52

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

10.54	Form of 2014 Restricted Stock Award Agreement (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014).

10.55	Form of 2014 Performance Share Award Agreement (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014).

10.56	Second Amendment to the Office Depot, Inc. 2007 Long-Term Incentive Plan (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014).

10.57	Letter Agreement between Office Depot, Inc. and Mark Cosby dated July 14, 2014 (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on July 21, 2014).

10.58	Sign-On Bonus Agreement between Office Depot, Inc. and Mark Cosby dated July 14, 2014 (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on July 21, 2014).

10.59

The Office Depot, Inc. Executive Change in Control Severance Plan effective August 1, 2014 (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on August 7, 2014).

10.60

Form of Notice of Selection for Participation in Executive Change in Control Severance Plan and Notice of Non-Renewal of Change in Control Agreement (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on August 7, 2014).

10.61	Form of Settlement Agreement (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on December 23, 2014)

10.62

Securityholders Agreement among Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C., dated October 29, 2004 (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2004).

10.63	Director Stock Compensation Plan, as amended through September 26, 2003 (Incorporated by reference from OfficeMax Incorporated’s Annual Report on Form 10-K, filed with the SEC on March 2, 2004).*

10.64	2003 Director Stock Compensation Plan, as amended through September 26, 2003 (Incorporated by reference from OfficeMax Incorporated’s Annual Report on Form 10-K, filed with the SEC on March 2, 2004).*

Exhibit Number	Exhibit

10.65

Amendment to the OfficeMax Incorporated 2003 Director Stock Compensation Plan (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 20, 2007).*

10.66	Form of 2007 Directors’ Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on August 1, 2007).*

10.67	Form of 2008 Director Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on July 29, 2008).*

10.68	Form of 2009 Nonqualified Stock Option Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 18, 2009).*

10.69	Form of 2009 Director Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on July 28, 2009).*

10.70	Form of 2010 Nonqualified Stock Option Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 16, 2010).*

10.71	Form of 2010 Director Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on August 3, 2010).*

10.72	Form of 2011 Nonqualified Stock Option Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 15, 2011).*

10.73	Form of 2011 Director Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on August 2, 2011).*

10.74	Form of 2012 Nonqualified Stock Option Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 22, 2012).*

10.75	Form of 2012 Performance-Based RSU Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 22, 2012).*

10.76	Form of 2012 Performance Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 22, 2012).*

10.77	Form of 2012 Director Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on July 31, 2012).*

10.78

First Amendment to Paper Purchase Agreement dated June 20, 2013 between Boise White Paper, L.L.C. and OfficeMax Incorporated (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2013).**

10.79

Fourth Amended and Restated Operating Agreement of Boise Cascade Holdings, L.L.C. (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on March 4, 2013).

10.80	2005 Directors Deferred Compensation Plan (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on December 15, 2004).*

10.81(3)

Deferred Compensation and Benefits Trust, as amended for the Form of Sixth Amendment dated May 1, 2001 (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2001).*

10.82

2001 Board of Directors Deferred Compensation Plan, as amended through September 26, 2003 (Incorporated by reference from OfficeMax Incorporated’s Annual Report on Form 10-K, filed with the SEC on March 2, 2004).*

Exhibit Number	Exhibit

10.83

Amendment to OfficeMax Incorporated 2005 Directors Deferred Compensation Plan (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2008).*

21	List of Office Depot, Inc.’s Subsidiaries (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on February 23, 2016)

23.1	Consent of Independent Registered Public Accounting Firm (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on February 23, 2016)

31.1

Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or
15d-14(a) (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on February 23, 2016)

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) with respect to this Amendment No. 1

31.2

Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or
15d-14(a) (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on February 23, 2016)

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) with respect to this Amendment No. 1

32

Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on February 23, 2016)

(101. INS)	XBRL Instance Document (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on February 23, 2016)

(101. SCH)	XBRL Taxonomy Extension Schema Document (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on February 23, 2016)

(101. CAL)	XBRL Taxonomy Extension Calculation Linkbase Document (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on February 23, 2016)

(101. DEF)	XBRL Taxonomy Extension Definition Linkbase Document (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on February 23, 2016)

(101. LAB)	XBRL Taxonomy Extension Label Linkbase Document (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on February 23, 2016)

(101. PRE)	XBRL Taxonomy Extension Presentation Linkbase Document (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on February 23, 2016)

*	Management contract or compensatory plan or arrangement.

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