Form 10-Q
period 2016-03-26
OFFICE DEPOT INC
filed 2016-04-26
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 26, 2016

or

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

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended
	March 26,	March 28,
	2016	2015
Sales	$3,544	$3,877
Cost of goods sold and occupancy costs	2,688	2,940

Gross profit	856	937
Selling, general and administrative expenses	741	801
Asset impairments	—	5
Merger, restructuring, and other operating expenses, net	44	43

Operating income	71	88
Other income (expense):
Interest income	6	6
Interest expense	(22)	(25)
Other income, net	—	1

Income before income taxes	55	70
Income tax expense	9	25

Net income	$46	$45

Basic and diluted earnings per share	$0.08	$0.08

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 23, 2016 (the “2015 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	13 Weeks Ended
	March 26,	March 28,
	2016	2015
Net income	$46	$45
Other comprehensive income (loss), net of tax, where applicable:
Foreign currency translation adjustments	8	(54)
Other	(2)	—

Total other comprehensive income (loss), net of tax, where applicable	6	(54)

Comprehensive income (loss)	$52	$(9)

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2015 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	March 26, 2016	December 26, 2015
Assets
Current assets:
Cash and cash equivalents	$879	$1,069
Receivables, net	1,106	1,166
Inventories	1,575	1,698
Prepaid expenses and other current assets	136	127

Total current assets	3,696	4,060
Property and equipment, net	754	785
Goodwill	378	378
Other intangible assets, net	51	54
Timber notes receivable	900	905
Deferred income taxes	24	24
Other assets	231	236

Total assets	$6,034	$6,442

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,132	$1,319
Accrued expenses and other current liabilities	1,134	1,355
Income taxes payable	12	13
Short-term borrowings and current maturities of long-term debt	37	56

Total current liabilities	2,315	2,743
Deferred income taxes and other long-term liabilities	438	459
Pension and postretirement obligations, net	183	184
Long-term debt, net of current maturities	624	634
Non-recourse debt	813	819

Total liabilities	4,373	4,839

Commitments and contingencies
Stockholders’ equity:
Common stock—authorized 800,000,000 shares of $.01 par value; issued shares – 556,027,410 in March 2016 and 554,835,306 in December 2015	6	6
Additional paid-in capital	2,614	2,607
Accumulated other comprehensive income	36	30
Accumulated deficit	(937)	(982)
Treasury stock, at cost – 5,915,268 shares in 2016 and 2015	(58)	(58)

Total equity	1,661	1,603

Total liabilities and stockholders’ equity	$6,034	$6,442

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2015 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	13 Weeks Ended
	March 26, 2016	March 28, 2015
Cash flows from operating activities:
Net income	$46	$45
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	55	74
Charges for losses on inventories and receivables	19	16
Asset impairments	—	5
Changes in working capital and other	(259)	(186)

Net cash used in operating activities	(139)	(46)

Cash flows from investing activities:
Capital expenditures	(26)	(27)
Restricted cash	—	(68)
Acquisition, net of cash acquired	—	(10)
Proceeds from disposition of assets and other	1	35

Net cash used in investing activities	(25)	(70)

Cash flows from financing activities:
Net proceeds on employee share-based transactions	—	1
Net payments on long and short-term borrowings	(26)	(9)

Net cash used in financing activities	(26)	(8)

Effect of exchange rate changes on cash and cash equivalents	—	(20)
Net decrease in cash and cash equivalents	(190)	(144)
Cash and cash equivalents at beginning of period	1,069	1,071

Cash and cash equivalents at end of period	$879	$927

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2015 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: Office Depot, Inc., including consolidated subsidiaries (“Office Depot” or the “Company”), is a global supplier of office products and services. The Company currently operates under several banners, including Office Depot ® and OfficeMax ® and utilizes proprietary company and product brand names. The Company’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol “ODP”. As of March 26, 2016, the Company sold to customers throughout North America, Europe, and the Asia/Pacific region through three reportable segments (or “Divisions”): North American Retail Division, North American Business Solutions Division and International Division. Refer to Note 11 for further Division information.

The Condensed Consolidated Financial Statements as of March 26, 2016 and for the 13-week periods ended March 26, 2016 (also referred to as “the first quarter of 2016”) and March 28, 2015 (also referred to as “the first quarter of 2015”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

The Company has prepared the Condensed Consolidated Financial Statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Some information and note disclosures, which would normally be included in comprehensive annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those SEC rules and regulations. For a better understanding of the Company and its Condensed Consolidated Financial Statements, we recommend reading these Condensed Consolidated Financial Statements in conjunction with the audited financial statements which are included in the 2015 Form 10-K. These interim results are not necessarily indicative of the results that should be expected for the full year.

Cash Management: The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Trade accounts payable and Accrued expenses and other current liabilities as of March 26, 2016 and December 26, 2015 included $40 million and $32 million, respectively, of amounts not yet presented for payment drawn in excess of disbursement account book balances, after considering offset provisions.

At March 26, 2016, cash and cash equivalents held outside the United States amounted to $171 million.

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

In the first quarter 2016, the Company withdrew $83 million from amounts available under the factoring arrangement. Receivables sold for which the Company did not obtain cash directly from the financial institution are included in Receivables and amount to $7 million and $6 million as of March 26, 2016 and December 26, 2015, respectively. Retention guarantee totaling $9 million and $10 million are included in Prepaid expenses and other current assets as of March 26, 2016 and December 26, 2015, respectively.

New Accounting Standards: In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update that supersedes most current revenue recognition guidance and modifies the accounting for certain costs associated with revenue generation. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a number of steps to apply to achieve that principle and requires additional disclosures. The standard was originally to be effective for the Company’s first quarter of 2017. In July 2015, the FASB approved a one year extension to the required implementation date but also permitted companies to adopt the standard at the original effective date of 2017. Adoption before the original effective date of 2017 is not permitted. The new standard may be applied retrospectively to each prior period presented or retrospectively with a cumulative effect recognized as of the date of adoption. The Company is assessing what impact this new standard will have on its Consolidated Financial Statements.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

In February 2016, the FASB issued an accounting standards update which will require lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The accounting treatment for lessors will remain relatively unchanged. The accounting standards update also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements but anticipates it will result in a significant right of use asset and related liability associated with our operating leases.

In March 2016, the FASB issued an accounting standards update as part of its simplification initiative. The new standard will modify several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. Other provisions of the new standard relate to nonpublic entities and eliminate guidance that had not become effective. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements.

NOTE 2. ACQUISITION AND DISPOSITIONS

Staples Acquisition

On February 4, 2015, Staples, Inc. (“Staples”) and the Company announced that the companies have entered into a definitive merger agreement (the “Staples Merger Agreement”), under which Staples will acquire all of the outstanding shares of Office Depot and the Company will become a wholly owned subsidiary of Staples (the “Staples Acquisition”). Under the terms of the Staples Merger Agreement, Office Depot shareholders will receive, for each Office Depot share held by such shareholders, $7.25 in cash and 0.2188 of a share in Staples common stock at closing (the “Merger Consideration”). Each employee share-based award outstanding at the date of the Staples Merger Agreement will vest upon the effective date of the Staples Acquisition. Upon the effective date of the Staples Acquisition, employee share-based awards subsequently granted in 2015 will be converted into a contingent right to receive the cash equivalent of the Merger Consideration subject to the same terms and conditions of the corresponding award; provided that performance and vesting periods shall be reduced in duration. The Staples Merger Agreement includes representations, warranties and conditions, including breakup fees payable or receivable under certain conditions if the transaction fails to close. Under the Staples Merger Agreement, the 9.75% Senior Secured Notes (the “Senior Secured Notes”) will be discharged, redeemed or defeased at the Effective Time of the Staples Acquisition.

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

On February 10, 2016, Staples announced that it received conditional approval from European Union regulatory authorities to acquire Office Depot and the parties plan to divest Office Depot’s European businesses in connection with the consummation of the pending acquisition of Office Depot by Staples.

Hearings on the FTC’s preliminary injunction of the Staples Acquisition began in the United States District Court for the District of Columbia on March 21, 2016, and concluded on April 19, 2016. A decision is expected by May 10, 2016.

Pending resolution of litigation with the FTC and the additional regulatory requirements related to the Staples Acquisition, the Company has not made employee stock-based compensation grants in 2016 for long-term incentive awards.

The Company has agreed to pay a fee of $185 million to Staples if each of the following conditions are met: (i) the Staples Merger Agreement is terminated because the Staples Acquisition was not consummated by February 4, 2016, (ii) a third party has made an acquisition proposal before the termination of the Staples Merger Agreement, and (iii) within 12 months of the termination of the Staples Merger Agreement, the Company enters into an alternative transaction. On February 2, 2016, the Company and Staples entered into a letter agreement, pursuant to which, among other matters, each company agreed to waive, until May 16, 2016, its right to terminate the Staples Merger Agreement due to a failure to complete the Staples Acquisition by February 4, 2016. Staples is required to pay Office Depot a termination fee of $250 million if the Staples Merger Agreement is terminated in certain circumstances relating to the antitrust regulatory review process.

Refer to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2015 for additional information on the Staples Acquisition. Also, refer to Note 3 for expenses incurred related to the Staples Acquisition.

Other assets held for sale

Certain facilities identified for closure through integration and other activities have been accounted for as assets held for sale. Assets held for sale amount to $30 million in March 26, 2016 and December 26, 2015, and primarily consist of supply chain facilities, and are presented in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. There has been no activity in assets held for sale in the first quarter of 2016.

Any gain on these dispositions, which are expected to be completed within one year, will be recognized at the Corporate level and included when realized in Merger, restructuring and other operating expenses, net in the Condensed Consolidated Statements of Operations. Refer to Note 3 for further information on Merger, restructuring and other accruals.

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

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

	First Quarter
(In millions)	2016	2015
Merger related expenses
Severance, retention, and relocation	$1	$5
Transaction and integration	11	24
Facility closure, contract termination and other costs, net	2	(14)

Total Merger related expenses	14	15

International restructuring and certain other expenses
Severance and retention	4	5
Integration	—	2
Other related expenses	1	6

Total International restructuring and certain other expenses	5	13

Staples Acquisition expenses:
Retention	3	6
Transaction	22	9

Total Staples Acquisition expenses	25	15

Total Merger, restructuring and other operating expenses, net	$44	$43

Merger related expenses

Severance, retention, and relocation reflect expenses incurred for the integration of staff functions and includes termination benefits for certain retail and supply chain closures. Such benefits are being accrued through the anticipated facility closure date. Severance calculations consider factors such as the expected timing of store closures, terms of existing severance plans, expected employee turnover and attrition. As the integration progresses and additional decisions about the identity and timing of closures are made, more current information will be available and assumptions used in estimating the termination benefits accrual may change.

Transaction and integration expenses include integration-related professional fees, incremental temporary contract labor, salary and benefits for employees dedicated to the Merger activity, travel costs, non-capitalizable software integration costs, and other direct costs to combine the companies. Such costs are being recognized as incurred.

Facility closure, contract termination and other costs primarily relate to facility closure accruals, contract termination cost, gains and losses on asset dispositions, and accelerated depreciation. Facility closure expenses include amounts incurred by the Company to close retail stores in the United States as part of the Real Estate Strategy, as well as supply chain facilities. The Company closed nine retail stores in the first quarter of 2016 and expects to close more than 50 stores in fiscal year 2016. During the first quarter of 2015, the Company recognized gains of $19 million from the sale of warehouse facilities that had been classified as assets held for sale. The gains are included in Merger, restructuring and other operating expenses, net, as the dispositions were part of the supply chain integration associated with the Merger.

International restructuring and certain other expenses

Expenses include charges related to restructuring activities, including severance and retention, professional integration fees, facility closure and other restructuring costs.

Staples Acquisition expenses

Expenses include retention accruals, and transaction costs, including costs associated with regulatory filings and professional fees. The prior and current period accruals for retention were paid in the first quarter of 2016.

Asset impairments are not included in the table above. Refer to Note 9 for further information.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Merger and Restructuring Accruals

The activity in the merger and restructuring accruals is presented in the table below. Of the total $44 million Merger, restructuring and other expenses incurred in the first quarter of 2016 Condensed Consolidated Statement of Operations, $6 million relates to Merger and restructuring liabilities and are included as Charges incurred in the table below. The remaining $38 million is excluded from the table below because these items are expensed as incurred, non-cash, or otherwise not associated with Merger and restructuring balance sheet accounts (see further discussion below).

(In millions)	Beginning Balance	Charges Incurred	Cash Payments	Currency, Lease Accretion and Other Adjustments	Ending Balance
2016
Termination benefits
Merger related accruals	$16	$2	$(3)	$(2)	$13
European restructuring plan	42	1	(7)	1	37
Other restructuring accruals	1	3	(1)	1	4
Lease and contract obligations, accruals for facilities closures and other costs
Merger related accruals	77	(1)	(18)	3	61
European restructuring plan	1	—	—	—	1
Other restructuring accruals	25	—	(4)	3	24
Acquired entity accruals	25	(2)	—	—	23
Staples Acquisition related accruals	72	3	(75)	—	—

Total	$259	$6	$(108)	$6	$163

The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheets.

The remaining $38 million is comprised of $11 million Merger transaction and integration expenses, $22 million Staples Acquisition transaction expenses, and $5 million primarily related to fixed assets and rent expenses.

NOTE 4. DEBT

Amended Credit Agreement

Based on the March borrowing base certificate, at March 26, 2016, the Company had approximately $1.1 billion of available credit under the asset-based, multi-currency revolving credit facility provided by the Amended and Restated Credit Agreement entered into in May 2011, as amended effective February 2012, March 2013, November 2013, and May 2015 (the “Amended Credit Agreement”). As of March 26, 2016, letters of credit outstanding under the Amended Credit Agreement totaled $91 million. There were no borrowings under the Amended Credit Agreement in the first quarter of 2016.

Other

Under the Staples Merger Agreement, the Senior Secured Notes will be discharged, redeemed or defeased at the Effective Time of the Staples Acquisition.

The Company was in compliance with all applicable financial covenants at March 26, 2016.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 5. INCOME TAXES

For the first quarter of 2016, the Company’s effective tax rate was primarily impacted by valuation allowances. Valuation allowances limited the recognition of deferred tax expense associated with the utilization of deferred tax assets, as well as deferred tax benefits for the generation of pretax losses, in certain tax jurisdictions. The effective tax rate was also impacted by nondeductible foreign interest and other nondeductible expenses, as well as the mix of pretax earnings among jurisdictions. Due to the Company’s valuation allowances, interim income tax reporting is likely to result in significant variability of the effective tax rate throughout the course of the year. Changes in pretax income projections and the mix of income across jurisdictions could also impact the effective tax rate each quarter.

The Company has significant deferred tax assets in the U.S. and in certain foreign jurisdictions against which valuation allowances have been established to reduce such deferred tax assets to the amount that is more likely than not to be realized. As of the first quarter of 2016, valuation allowances remain in the U.S. and certain foreign jurisdictions where the Company believes it is necessary to see further positive evidence, such as sustained achievement of cumulative profits, before these valuation allowances can be released. Given the current earnings trend in the U.S., sufficient positive evidence may become available for the Company to release all or a portion of the U.S. valuation allowance in a future period. Of the $493 million U.S. valuation allowance recorded as of year-end 2015, it is reasonably possible that approximately $400 million may be released during 2016. A substantial portion of such release would result in a discrete non-cash income tax benefit as early as the third quarter of 2016, with the remainder being recognized throughout the year as part of the estimated annual effective tax rate applied to ordinary income. In addition, if positive evidence develops, the Company may also release valuation allowances in certain foreign jurisdictions as early as the second quarter of 2016, which would result in an income tax benefit of $3 million in the period of release. However, the exact timing and amount of the valuation allowance releases are subject to change based on the level of profitability actually achieved in future periods. The Company will continue to assess the realizability of its deferred tax assets in the U.S. and remaining foreign jurisdictions.

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

It is reasonably possible that certain tax positions will be resolved within the next 12 months, which would decrease the Company’s balance of unrecognized tax benefits by $5 million. This decrease would either have no impact on or would decrease the effective tax rate, depending on whether existing valuation allowances are released prior to resolution. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 6. STOCKHOLDERS’ EQUITY

The following table reflects the changes in stockholders’ equity.

(In millions)
Stockholders’ equity at December 26, 2015	$1,603
Net income	46
Other comprehensive income	6
Amortization of long-term incentive stock grants	6

Stockholders’ equity at March 26, 2016	$1,661

Accumulated other comprehensive income (loss) activity, net of tax, where applicable, is provided in the following table:

(In millions)	Foreign Currency Translation Adjustments	Change in Deferred Pension and Other	Total
Balance at December 26, 2015	$108	$(78)	$30
Other comprehensive income (loss) activity before reclassifications	8	(2)	6
Amounts reclassified from Accumulated other comprehensive income (loss) to net income	—	—	—
Tax impact	—	—	—

Net other comprehensive income (loss)	8	(2)	6

Balance at March 26, 2016	$116	$(80)	$36

As a result of valuation allowances in the U.S. and several international taxing jurisdictions, items other than deferred pension amounts generally have little or no tax impact. The component balances are net of immaterial tax impacts, where applicable.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 7. EARNINGS PER SHARE

The following table represents the calculation of net earnings per common share – basic and diluted:

	First Quarter
(In millions, except per share amounts)	2016	2015
Basic Earnings Per Share
Numerator:
Net income	$46	$45
Denominator:
Weighted-average shares outstanding	549	544
Basic earnings per share	$0.08	$0.08
Diluted Earnings Per Share
Numerator:
Net income	$46	$45
Denominator:
Weighted-average shares outstanding	549	544
Effect of dilutive securities:
Stock options and restricted stock	6	9

Diluted weighted-average shares outstanding	555	553
Diluted earnings per share	$0.08	$0.08

Awards of options and nonvested shares representing an additional 6 million and 2 million shares of common stock were outstanding for the first quarters of 2016 and 2015, respectively, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive. For the periods presented, no tax benefits have been assumed in the weighted average share calculation in jurisdictions with valuation allowances.

NOTE 8. EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans – North America

The components of net periodic pension benefit for the Company’s North American pension plans are as follows:

	First Quarter
In millions)	2016	2015
Service cost	$2	$1
Interest cost	11	11
Expected return on plan assets	(14)	(14)

Net periodic pension benefit	$(1)	$(2)

In the first quarter 2016, cash contributions to the North American pension plans were not significant. The Company expects to make additional cash contributions of $2 million to the North American pension plans in 2016.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Pension Plan – Europe

The components of net periodic pension benefit for the Company’s European pension plan are as follows:

	First Quarter
(In millions)	2016	2015
Service cost	$—	$—
Interest cost	2	2
Expected return on plan assets	(3)	(3)

Net periodic pension benefit	$(1)	$(1)

The Company’s European pension plan is in a net asset position. There are no funding requirements while this plan has an asset surplus.

Net periodic pension benefits for the North American and European pension and other postretirement benefit plans are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

NOTE 9. DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Instruments and Hedging Activities

As a global supplier of office products and services the Company is exposed to risks associated with changes in foreign currency exchange rates, fuel and other commodity prices and interest rates. Depending on the exposure, settlement timeframe and other factors, the Company may enter into derivative transactions to mitigate those risks. Financial instruments authorized under the Company’s established risk management policy include spot trades, swaps, options, caps, collars, forwards and futures. Use of derivative financial instruments for speculative purposes is expressly prohibited by the Company’s policies. The Company may designate and account for such qualifying arrangements as hedges or reflect current mark-to-market impacts of non-qualifying economic hedge arrangements currently in earnings. As of March 26, 2016, the foreign exchange and fuel contracts extended through December 2016 and January 2017, respectively.

The fair values of the Company’s foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current interest rates, exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data. Amounts associated with derivative financial instruments were not significant for the reported periods.

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The following table presents information about financial instruments at the balance sheet dates indicated.

	March 26, 2016		December 26, 2015
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Timber notes receivable	$900	$915	$905	$909
Company-owned life insurance	85	85	88	88
Financial liabilities
Recourse debt
9.75% senior secured notes, due 2019	250	263	250	265
7.35% debentures, due 2016	—	—	18	18
Revenue bonds, due in varying amounts periodically through 2029	186	186	186	186
American & Foreign Power Company, Inc. 5% debentures, due 2030	14	12	14	13
Non-recourse debt	813	829	819	825

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	Timber notes receivable: Fair value is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms with comparable credit risk (Level 2 measure).

•	Company-owned life insurance: In connection with the Merger, the Company acquired company owned life insurance policies on certain former employees. The fair value of the company-owned life insurance policies is derived using determinable net cash surrender value (Level 2 measure).

•	Recourse debt: Recourse debt for which there were no transactions on the measurement date was valued based on quoted market prices near the measurement date when available or by discounting the future cash flows of each instrument using rates based on the most recently observable trade or using rates currently offered to the Company for similar debt instruments of comparable maturities (Level 2 measure).

•	Non-recourse debt: Fair value is estimated by discounting the future cash flows of the instrument at rates currently available to the Company for similar instruments of comparable maturities (Level 2 measure).

Fair Value Estimates Used in Impairment Analyses

North American Retail Division

The Company recognized no store asset impairment charges in the first quarter of 2016 and $5 million in the first quarter of 2015. The first quarter of 2015 charge included approximately $1 million impairment of favorable lease intangible asset values following the identification of closing locations where future intangible asset recovery was considered unlikely.

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

In addition, in the ordinary course of business, sales to and transactions with government customers may be subject to lawsuits, investigations, audits and reviews by governmental authorities and regulatory agencies, with which the Company cooperates. Many of these lawsuits, investigations, audits and reviews are resolved without material impact to the Company. While claims in these matters may at times assert large demands, the Company does not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect its financial position, results of operations or cash flows.

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

Further, Kyle Rivet v. Office Depot, Inc., formerly known as Constance Gibbons v. Office Depot, Inc., a putative class action that was instituted in May 2012, is pending in the United States District Court for the District of New Jersey. The complaint alleges that Office Depot’s use of the fluctuating workweek method of pay was unlawful because Office Depot failed to pay a fixed weekly salary and failed to provide its ASMs with a clear and mutual understanding notification that they would receive a fixed weekly salary for all hours worked. The plaintiffs seek unpaid overtime, punitive damages, and attorneys’ fees. The Company believes in this case that adequate provisions have been made for probable losses and such amounts are not material. However, in light of the early stage of the case and the inherent uncertainty of litigation, the Company is unable to estimate a reasonably possible range of loss in this matter. Office Depot intends to vigorously defend itself in this lawsuit.

OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of March 26, 2016, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these environmental liabilities, the Company’s estimated range of reasonably possible losses was approximately $10 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s business.

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

The following is a summary of Sales and Division operating income (loss) by each of the Divisions, reconciled to consolidated totals.

	Sales
	First Quarter
(In millions)	2016	2015
North American Retail Division	$1,506	$1,653
North American Business Solutions Division	1,368	1,477
International Division	670	747

Total	$3,544	$3,877

	Division Operating Income (Loss)
	First Quarter
(In millions)	2016	2015
North American Retail Division	$102	$86
North American Business Solutions Division	46	58
International Division	(10)	14

Total	$138	$158

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

A reconciliation of the measure of Division operating income to Consolidated income before income taxes is as follows:

	First Quarter
(In millions)	2016	2015
Total Division operating income	$138	$158
Add/(subtract):
Asset impairments	—	(5)
Merger, restructuring, and other operating expenses, net	(44)	(43)
Unallocated expenses	(23)	(22)
Interest income	6	6
Interest expense	(22)	(25)
Other income, net	—	1

Income before income taxes	$55	$70

As of March 26, 2016 and December 26, 2015, goodwill totaled $378 million, of which $78 million was recorded in the North American Retail Division, $285 in the North American Business Solutions Division and $15 million in the International Division.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act Of 1995

This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “may,” “project,” “probably,” “should,” “could,” “will” and similar expressions in this Quarterly Report on Form 10-Q, we are identifying forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth in our discussion of Risk Factors, found in Item 1A of our 2015 Form 10-K, and Forward-Looking Statements, found in Part I of our 2015 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2016 (the “2015 Form 10-K”).

Acquisition by Staples

On February 4, 2015, Staples, Inc. (“Staples”) and the Company announced that the companies have entered into a definitive merger agreement (the “Staples Merger Agreement”), under which Staples will acquire all of the outstanding shares of Office Depot and the Company will become a wholly owned subsidiary of Staples (the “Staples Acquisition”). Under the terms of the Staples Merger Agreement, Office Depot shareholders will receive, for each Office Depot share held by such shareholders, $7.25 in cash and 0.2188 of a share in Staples common stock at closing (the “Merger Consideration”). Each employee share-based award outstanding at the date of the Staples Merger Agreement will vest upon the effective date of the Staples Acquisition. Upon the effective date of the Staples Acquisition, employee share-based awards subsequently granted in 2015 will be converted into a contingent right to receive the cash equivalent of the Merger Consideration subject to the same terms and conditions of the corresponding award; provided that performance and vesting periods shall be reduced in duration. The Staples Merger Agreement includes representations, warranties and conditions, including breakup fees payable or receivable under certain conditions if the transaction fails to close. Under the Staples Merger Agreement, the 9.75% Senior Secured Notes (the “Senior Secured Notes”) will be discharged, redeemed or defeased at the Effective Time of the Staples Acquisition.

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

On February 10, 2016, Staples announced that it received conditional approval from European Union regulatory authorities to acquire Office Depot and the parties plan to divest Office Depot’s European businesses in connection with the consummation of the pending acquisition of Office Depot by Staples.

On February 16, 2016, Staples announced an agreement to sell more than $550 million in large corporate contract business and related assets to Essendant, a national competitor in office products, for $22.5 million, contingent upon successful completion of the Staples Acquisition.

Hearings on the FTC’s preliminary injunction of the Staples Acquisition began in the United States District Court for the District of Columbia on March 21, 2016, and concluded on April 19, 2016. A decision is expected by May 10, 2016.

The Company has agreed to pay a fee of $185 million to Staples if each of the following conditions are met: (i) the Staples Merger Agreement is terminated because the Staples Acquisition was not consummated by February 4, 2016, (ii) a third party has made an acquisition proposal before the termination of the Staples Merger Agreement, and (iii) within 12 months of the termination of the Staples Merger Agreement, the Company enters into an alternative transaction. On February 2, 2016, the Company and Staples entered into a letter agreement, pursuant to which, among other matters, each company agreed to waive, until May 16, 2016, its right to terminate the Staples Merger Agreement due to a failure to complete the Staples Acquisition by February 4, 2016. Staples is required to pay Office Depot a termination fee of $250 million if the Staples Merger Agreement is terminated in certain circumstances relating to the antitrust regulatory review process.

Refer to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 4, 2015 for additional information on the Staples Acquisition. Also, refer to Note 3 for expenses incurred related to the Staples Acquisition.

RESULTS OF OPERATIONS

OVERVIEW

Office Depot, Inc., together with its subsidiaries (“Office Depot” or the “Company”), is a global supplier of office products and services to consumers and businesses of all sizes. We sell to customers throughout North America, Europe, and the Asia/Pacific region through three reportable segments (or “Divisions”): North American Retail Division, North American Business Solutions Division and International Division. The North American Retail Division includes our retail stores in the United States, including Puerto Rico and the U.S. Virgin Islands, which offer office supplies, technology products and solutions, business machines and related supplies, facilities products, and office furniture. Most stores also have a copy and print center offering printing, reproduction, mailing and shipping services. The North American Business Solutions Division sells office supply products and services in Canada and the United States, including Puerto Rico and the U.S. Virgin Islands. North American Business Solutions Division customers are served through dedicated sales forces, catalogs, telesales, and electronically through our Internet sites. Our International Division sells office products and services through direct mail catalogs, contract sales forces, Internet sites, and retail stores in Europe and Asia/Pacific.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist readers in better understanding and evaluating our financial condition and results of operations. We recommend reading this MD&A in conjunction with our Condensed Consolidated Financial Statements and the Notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as our 2015 Form 10-K.

A summary of certain factors impacting results for the 13-week periods ended March 26, 2016 (also referred to as “the first quarter of 2016”) and March 28, 2015 (also referred to as “the first quarter of 2015”) is provided below. Additional discussion of the 2016 first quarter results is provided in the narrative that follows this overview.

Sales reported in the first quarter of 2016 compared to prior year were significantly affected by store closures and changes in currency rates abroad.

Sales	First Quarter
(In millions)	2016	2015	Change
North American Retail Division	$1,506	$1,653	(9)%
Change in comparable store sales			(1)%
North American Business Solutions Division	1,368	1,477	(7)%
International Division	670	747	(10)%
Change in constant currencies			(6)%

Total	$3,544	$3,877	(9)%

•	Total Company gross margin in the first quarter of 2016 is consistent with gross margin in the first quarter of 2015, with increases both in the North American Retail and North American Business Solutions Divisions, offset by a decrease in the International Division.

•	Total Company Selling, general and administrative expenses decreased in the first quarter of 2016 compared to the first quarter of 2015, reflecting the closure of stores in North America, lower payroll and advertising expenses, and operational efficiencies and synergies.

•	We recognized $44 million and $43 million of Merger, restructuring, and other operating expenses, net in the first quarters of 2016 and 2015, respectively. In the first quarter of 2016, this line item includes $14 million of expenses related to Merger activities, $5 million related to restructuring activities, and $25 million related to the Staples Acquisition. Additional integration and restructuring expenses are expected to be incurred.

•	The effective tax rates of 16% and 36% for the first quarter 2016 and 2015, respectively, were primarily impacted by valuation allowances, which limited the recognition of deferred tax expense and benefits in certain tax jurisdictions. Because of the valuation allowances and changes in the mix of earnings among jurisdictions and during interim periods, the Company continues to experience significant effective tax rate volatility within the year and across years. Given the current earnings trend in the U.S., sufficient positive evidence may become available for the Company to release all or a portion of the U.S. valuation allowance in a future period. Of the $493 million U.S. valuation allowance recorded as of year-end 2015, it is reasonably possible that approximately $400 million may be released during 2016. A substantial portion of such release would result in a discrete non-cash income tax benefit as early as the third quarter of 2016, with the remainder being recognized throughout the year as part of the estimated annual effective tax rate applied to ordinary income. However, the exact timing and amount of the valuation allowance releases are subject to change based on the level of profitability actually achieved in future periods.

•	Basic and diluted earnings per share were $0.08 in the first quarters of 2016 and 2015.

•	At March 26, 2016, we had $879 million in cash and cash equivalents and $1.1 billion available under the Amended Credit Agreement. Cash used in operating activities was $139 million for the first quarter 2016, compared to $46 million in the first quarter of 2015.

OPERATING RESULTS

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

NORTH AMERICAN RETAIL DIVISION

	First Quarter
(In millions)	2016	2015
Sales	$1,506	$1,653
% change	(9)%	(9)%
Division operating income	$102	$86
% of sales	7%	5%
Comparable store sales decline	(1)%	(2)%

Sales in our North American Retail Division decreased 9 % in the first quarter of 2016 compared to sales in the first quarter of 2015. The decrease resulted primarily from store closures associated with the Company’s real estate strategy (“Real Estate Strategy”), which started in 2014.

Comparable store sales in the first quarter of 2016 decreased 1%. The first quarter 2016 decline in comparable store sales reflects lower transaction counts, partially offset by higher average order value. Sales increased in furniture, copy and print services, supplies, and cleaning and breakroom and declined in computer and related technology products. The increase in average order values reflects, primarily, the increase in furniture products sale. Additionally, in the first quarter of 2016, the North American Retail Division continues to benefit from the increase in online sales picked up by customers in stores.

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

The North American Retail Division reported operating income of $102 million in the first quarter of 2016, compared to $86 million in the first quarter of 2015. Store closures contributed to declines in occupancy, payroll and other store operating costs. Beyond the impact from store closures, operating costs decreased from lower advertising and payroll expenses. Additionally, the North American Retail Division operating income was favorably affected by an increase in gross margin rates.

During the first quarter 2016, the North American Retail Division closed nine stores, ending the period with a store count of 1,555.

The Company expects to close more than 50 stores in fiscal year 2016, consistent with the Real Estate Strategy announced in 2014, bringing the total closures to at least 400 stores over the 2014 to 2016 period. The closures in 2016 are expected to result in incremental exit costs associated with facility closures and severance. Charges associated with these decisions will be reported as appropriate in Asset impairments and Merger, restructuring and other operating expenses, net in the Consolidated Statements of Operations. These charges will be reflected in Corporate reporting, and not included in the determination of the North American Retail Division income in future periods.

NORTH AMERICAN BUSINESS SOLUTIONS DIVISION

	First Quarter
(In millions)	2016	2015
Sales	$1,368	$1,477
% change	(7)%	(4)%
Division operating income	$46	$58
% of sales	3%	4%

Sales in our North American Business Solutions Division in U.S. dollars and constant currency decreased 7% in the first quarter of 2016 compared to the first quarter of 2015. Sales decreased in both the contract and direct channels.

The decline in the contract channel sales reflects continued customer attrition and lower new customer additions, primarily due to disruption related to the pending Staples Acquisition. In the direct channel, online sales through officedepot.com decreased during 2016 driven by lower sales of technology products, customer attrition from the decommissioning of legacy OfficeMax e-commerce sites, and lower catalog and call center sales. We anticipate that catalog and call center ordering will continue to decline with some customers shifting to online shopping. Additionally, sales placed online but picked up in stores continue to increase in 2016. These sales are fulfilled with store inventory and by store personnel and therefore are reported as sales in the North American Retail Division. On a product category basis for the North American Business Solutions Division, sales decreased across all categories.

Division operating income for the first quarter 2016 was $46 million, compared to $58 million in the same period of the first quarter of 2015. The decrease in operating income compared to the first quarter of 2015 reflects the negative impact of the sales decline on recovery of fixed operating expenses (the “flow through impact”), partially offset by a higher gross margin rate and lower payroll and advertising expenses.

INTERNATIONAL DIVISION

	First Quarter
(In millions)	2016	2015
Sales	$670	$747
% change	(10)%	(20)%
Division operating income (loss)	$(10)	$14
% of sales	(1)%	2%

Sales in our International Division in U.S. dollars decreased 10% in the first quarter of 2016 compared to sales in the first quarter of 2015. On a constant currency basis, sales decreased 6%. Constant currency sales were lower in the contract and direct channels and higher in the retail channel. The contract channel sales decline reflects continued disruption from Staples’ pending acquisition of Office Depot and the related required European divestiture process, as well as ongoing competitive market pressures and reduced spending from existing customers. These declines were partially offset by sales increases in smaller European markets during the first quarter of 2016 and spend from certain customer contracts entered into during 2015. The sales decline in the direct channel reflects the continued competitive market pressures, disruptions associated with the channel realignment resulting from restructuring activities, and the continued decline in catalog and call center sales. Retail sales in constant currencies reflect higher sales in France, Sweden, and Korea.

Division operating loss totaled $10 million in the first quarter of 2016 compared to Division operating income of $14 million in the first quarter of 2015. The decline in the International Division operating results reflects the negative flow through impact of lower sales, as well as lower gross margins, reflecting competitive pressures, and lower margin new business. These factors were partially offset by lower payroll, advertising, and supply chain expenses, including benefits from prior restructuring activities. In the first quarter of 2016, supply chain expenses decreased due to efficiencies and lower occupancy expenses associated with the consolidation of certain supply chain facilities.

For U.S. reporting, the International Division’s sales are translated into U.S. dollars at average exchange rates experienced during the period. The Division’s reported sales were negatively affected by $35 million from changes in foreign currency exchange rates in the first quarter 2016. However, the translation effects from changes in foreign currency exchange rates did not have a significant impact on Division operating income. We analyze our international operations in terms of local currency performance to allow focus on operating trends and results.

CORPORATE

The line items in our Condensed Consolidated Statements of Operations impacted by these Corporate activities are presented in the table below, followed by a narrative discussion of the significant matters. These activities are managed at the Corporate level and, accordingly, are not included in the determination of Division income for management reporting or external disclosures.

	First Quarter
(In millions)	2016	2015
Asset impairments	$—	$5
Merger, restructuring, and other operating expenses, net	44	43

Total charges and credits impact on Operating income (loss)	$44	$48

In addition to these charges and credits, certain Selling, general and administrative expenses are not allocated to the Divisions and are managed at the Corporate level. Those expenses are addressed in the section “Unallocated Costs” below.

Asset Impairments, Merger, Restructuring, Other Charges and Credits

Asset Impairments

The Company recognized store asset impairment charges of $5 million in the first quarter of 2015. The first quarter 2015 charges include approximately $1 million impairment of favorable lease intangible asset values following the identification of closing locations where future intangible asset recovery was considered unlikely.

Merger, restructuring and other operating expenses, net

The table below summarizes the major components of Merger, restructuring and other operating expenses, net.

	First Quarter
(In millions)	2016	2015
Merger related expenses
Severance, retention, and relocation	$1	$5
Transaction and integration	11	24
Facility closure, contract termination and other costs, net	2	(14)

Total Merger related expenses	14	15

International restructuring and certain other expenses
Severance and retention	4	5
Integration	—	2
Other related expenses	1	6

Total International restructuring and certain other expenses	5	13

Staples Acquisition expenses:
Retention	3	6
Transaction	22	9

Total Staples Acquisition expenses	25	15

Total Merger, restructuring and other operating expenses, net	$44	$43

Merger related expenses

Expenses include severance, employee retention, integration-related professional fees, incremental temporary contract labor, salary and benefits for employees dedicated to Merger activity, travel and relocation costs, non-capitalizable software integration costs, facility closure accruals, gains and losses on asset dispositions, accelerated depreciation, and other direct costs to combine the companies. During the first quarter of 2015, the Company recognized gains of $19 million from the sale of warehouse facilities that had been classified as assets held for sale. The gains are included in Merger, restructuring and other operating expenses, net, as the dispositions were part of the supply chain integration associated with the Merger. Held for sale assets at March 26, 2016 totaled $30 million.

It is expected that significant Merger-related expenses will continue to be incurred as the Real Estate Strategy is implemented and other integration activities are completed. Expenses associated with these activities will be recognized in future periods as the related accounting criteria are met.

International restructuring and certain other expenses

Expenses include charges related to restructuring activities, including severance and retention, professional integration fees, facility closure and other restructuring costs.

Staples Acquisition Expenses

Expenses include retention accruals, and transaction costs, including costs associated with regulatory filings and professional fees. The prior and current period accruals for retention were paid in the first quarter of 2016.

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

Unallocated costs were $23 million and $22 million in the first quarters of 2016 and 2015, respectively.

Other Income and Expense

	First Quarter
(In millions)	2016	2015
Interest income	$6	$6
Interest expense	(22)	(25)
Other income, net	—	1

Other income, net includes gains and losses related to foreign exchange transactions, and investment results from deferred compensation plans.

Income Taxes

For the first quarter of 2016, the effective tax rate was primarily impacted by valuation allowances. Valuation allowances limited the recognition of deferred tax expense associated with the utilization of deferred tax assets, as well as deferred tax benefits for the generation of pretax losses, in certain tax jurisdictions. The effective tax rate was also impacted by nondeductible foreign interest and other nondeductible expenses. The decrease in the effective tax rate from the first quarter of 2015 to the first quarter of 2016 is attributable to the establishment of valuation allowance in certain foreign jurisdictions during the first quarter of 2015, a decrease in the amount of nondeductible expenses, as well as a change in the mix of pretax earnings among jurisdictions.

Following the recognition of significant valuation allowances in the U.S. and certain foreign jurisdictions in 2009, we have regularly experienced substantial volatility in our effective tax rate in interim periods and across years. Because deferred income tax expense and benefits cannot be recognized in several jurisdictions, changes in the amount, mix, and timing of pretax earnings among jurisdictions can have a significant impact on the overall effective tax rate. This interim and full-year volatility is likely to continue in future periods until the valuation allowances can be released.

We have significant deferred tax assets in the U.S. and in certain foreign jurisdictions against which valuation allowances have been established to reduce such deferred tax assets to the amount that is more likely than not to be realized. As of the first quarter of 2016, valuation allowances remain in the U.S. and certain foreign jurisdictions where we believe it is necessary to see further positive evidence, such as sustained achievement of cumulative profits, before these valuation allowances can be released. Given the current earnings trend in the U.S., sufficient positive evidence may become available for the Company to release all or a portion of the U.S. valuation allowance in a future period. Of the $493 million U.S. valuation allowance recorded as of year-end 2015, it is reasonably possible that approximately $400 million may be released during 2016. A substantial portion of such release would result in a discrete non-cash income tax benefit as early as the third quarter of 2016, with the remainder being recognized throughout the year as part of the estimated annual effective tax rate applied to ordinary income. In addition, if positive evidence develops, the Company may also release valuation allowances in certain foreign jurisdictions as early as the second quarter of 2016, which would result in an income tax benefit of $3 million in the period of release. However, the exact timing and amount of the valuation allowance releases are subject to change based on the level of profitability actually achieved in future periods.

It is reasonably possible that certain tax positions will be resolved within the next 12 months, which would decrease the Company’s balance of unrecognized tax benefits by $5 million. This decrease would either have no impact on or would decrease the effective tax rate, depending on whether existing valuation allowances are released prior to resolution. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made.

NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update that supersedes most current revenue recognition guidance and modifies the accounting for certain costs associated with revenue generation. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a number of steps to apply to achieve that principle and requires additional disclosures. The standard was originally to be effective for the Company’s first quarter of 2017. In July 2015, the FASB approved a one year extension to the required implementation date but also permitted companies to adopt the standard at the original effective date of 2017. Adoption before the original effective date of 2017 is not permitted. The new standard may be applied retrospectively to each prior period presented or retrospectively with a cumulative effect recognized as of the date of adoption. The Company is assessing what impact this new standard will have on its Consolidated Financial Statements.

In February 2016, the FASB issued an accounting standards update which will require lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The accounting treatment for lessors will remain relatively unchanged. The accounting standards update also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements but anticipates it will result in a significant right of use asset and related liability associated with our operating leases.

In March 2016, the FASB issued an accounting standards update as part of its simplification initiative. The new standard will modify several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. Other provisions of the new standard relate to nonpublic entities and eliminate guidance that had not become effective. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

At March 26, 2016, we had $879 million in cash and equivalents and another $1.1 billion available under the Amended Credit Agreement (as defined in Note 4 of the Condensed Consolidated Financial Statements) based on the March borrowing base certificate, for a total liquidity of approximately $2 billion. We currently believe that our cash on hand, availability of funds under the Amended Credit Agreement, and full year cash flows generated from operations will be sufficient to fund our working capital, capital expenditure, debt repayment, Merger and Staples Acquisition requirements for at least the next twelve months.

At March 26, 2016, no amounts were drawn under the Amended Credit Agreement. There were letters of credit outstanding under the Amended Credit Agreement at the end of the first quarter 2016 totaling $91 million.

We also had short-term borrowings of $4 million at March 26, 2016, under a local currency credit facility for our international subsidiaries that had an effective interest rate at the end of the first quarter of approximately 4%. The maximum month end amount occurred in January at approximately $4 million and the maximum monthly average amount occurred in February at approximately $4 million. These short-term borrowings represent outstanding balances on uncommitted lines of credit, which do not contain financial covenants.

The Company was in compliance with all applicable financial covenants at March 26, 2016.

Since the Merger date, we have incurred significant expenses associated with the Merger and integration actions, including costs associated with the Real Estate Strategy. Approximately $100 million of net Merger integration costs are anticipated for the remaining 2016 and 2017 period.

For the full year 2016, the Company expects capital expenditures to be approximately $250 million, including approximately $50 million related to Merger integration.

We have entered into the Staples Merger Agreement with Staples and have agreed to pay a fee of $185 million to Staples if each of the following conditions are met: (i) the Staples Merger Agreement is terminated because the Staples Acquisition was not consummated by February 4, 2016, (ii) a third party has made an acquisition proposal before the termination of the Staples Merger Agreement, and (iii) within 12 months of the termination of the Staples Merger Agreement, the Company enters into an alternative transaction. On February 2, 2016, the Company and Staples entered into a letter agreement, pursuant to which, among other matters, each company agreed to waive, until May 16, 2016, its right to terminate the Staples Merger Agreement due to a failure to complete the Staples Acquisition by February 4, 2016. Staples is required to pay Office Depot a termination fee of $250 million if the Staples Merger Agreement is terminated in certain circumstances relating to the antitrust regulatory review process.

In addition, the uncertainty related to the proposed Staples Acquisition has had and may continue to have adverse impacts on our business. Beyond the impacts experienced through the first quarter of 2016, these factors, include, but are not limited to: (i) our current clients may continue to experience uncertainty associated with the Staples Acquisition and may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us; (ii) we may face additional challenges in competing for new and renewal business; (iii) vendors or suppliers may seek to modify or terminate their business relationships with us; and (iv) our ability to retain and hire associates.

Reflecting the extended regulatory review, the Company currently estimates it will incur approximately $30 million of expenses during 2016 related to the pending acquisition by Staples, primarily transaction fees.

Cash Flows

Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	First Quarter
(In millions)	2016	2015
Operating activities	$(139)	$(46)
Investing activities	(25)	(70)
Financing activities	(26)	(8)

Operating Activities

During the first quarter 2016, cash used in operating activities was $139 million, compared to $46 million during the first quarter of 2015. Operating activities reflect outflows related to Merger, restructuring, integration, and Staples acquisition activities in 2016 and 2015.

Changes in net working capital and other operating activities in the first quarter of 2016 resulted in a $259 million use of cash compared to a use of $186 million in the first quarter of 2015. The first quarter of 2016 use of cash in operating activities included the payment of the 2015 accrued incentives and of $75 million retention awards associated with the Staples Acquisition. Additionally, the first quarter of 2016 is impacted by a difference in the timing of changes in accounts payable when compared to the first quarter of 2015. Working capital is influenced by a number of factors including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, refer to Note 1 of the Condensed Consolidated Financial Statements.

The Company expects total Company sales in 2016 to be lower than 2015, primarily due to its decision to close certain stores, negative impact of currency translation, business disruption from the announcement of the pending acquisition by Staples, and continued challenging market conditions.

Investing Activities

Cash used in investing activities was $25 million in the first quarter of 2016, compared to $70 million in the first quarter of 2015. During the first quarter of 2016, $26 million was used for capital expenditures. The first quarter of 2015 includes investment of $68 million in restricted cash for legal settlements that were paid in the second quarter of 2015, $27 million capital expenditures, and $10 million for acquisition of an interior furniture business. These outflows were partially offset by $35 million of proceeds from the disposition of assets.

Financing Activities

Cash used in financing activities was $26 million in the first quarter of 2016, compared to $8 million in the first quarter of 2015. During the first quarter of 2016, net payments on long- and short-term borrowings were $26 million compared to net payments of $9 million in the first quarter of 2015. The payments on long- and short-term borrowings in the first quarter of 2016 include the redemption at maturity of the 7.35% debentures totaling $18 million.

Under the Staples Merger Agreement, the Senior Secured Notes will be discharged, redeemed or defeased at the Effective Time of the Staples Acquisition. The discharge funding is anticipated to be part of the total Staples Acquisition consideration as part of closing.

CRITICAL ACCOUNTING POLICIES

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2015 Form 10-K, in Note 1 of the Notes to the Consolidated Financial Statements and the Critical Accounting Policies and Estimates section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At March 26, 2016, there had not been a material change in the interest rate, foreign exchange, and commodities risks information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of the Company’s 2015 Form 10-K.

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

Based on management’s evaluation, as of March 26, 2016, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

In addition, in the ordinary course of business, sales to and transactions with government customers may be subject to lawsuits, investigations, audits and reviews by governmental authorities and regulatory agencies, with which the Company cooperates. Many of these lawsuits, investigations, audits and reviews are resolved without material impact to the Company. While claims in these matters may at times assert large demands, the Company does not believe that contingent liabilities related to these matters, either individually or in the aggregate, will materially affect its financial position, results of operations or cash flows.

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

Further, Kyle Rivet v. Office Depot, Inc., formerly known as Constance Gibbons v. Office Depot, Inc., a putative class action that was instituted in May 2012, is pending in the United States District Court for the District of New Jersey. The complaint alleges that Office Depot’s use of the fluctuating workweek method of pay was unlawful because Office Depot failed to pay a fixed weekly salary and failed to provide its ASMs with a clear and mutual understanding notification that they would receive a fixed weekly salary for all hours worked. The plaintiffs seek unpaid overtime, punitive damages, and attorneys’ fees. The Company believes in this case that adequate provisions have been made for probable losses and such amounts are not material. However, in light of the early stage of the case and the inherent uncertainty of litigation, the Company is unable to estimate a reasonably possible range of loss in this matter. Office Depot intends to vigorously defend itself in this lawsuit.

OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of March 26, 2016, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these environmental liabilities, our estimated range of reasonably possible losses was approximately $10 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

At March 26, 2016, pursuant to an indenture, dated as of March 14, 2012, we have restrictions on the amount of cash dividends we can pay. We have never declared or paid cash dividends on our common stock and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Item 6. Exhibits.

Exhibits

3.1	Amended and Restated Bylaws of Office Depot, Inc. (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 12, 2016).

10.1	Letter Agreement, dated as of February 2, 2016, by and among Staples, Inc. and Office Depot, Inc. (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 3, 2016).

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Section 1350 Certification

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC.
(Registrant)

Date: April 26, 2016	By:	/s/ Roland C. Smith
Roland C. Smith
Chief Executive Officer and
Chairman, Board of Directors
(Principal Executive Officer)

Date: April 26, 2016	By:	/s/ Stephen E. Hare
Stephen E. Hare
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 26, 2016	By:	/s/ Kim Moehler
Kim Moehler
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)