Form 10-Q
period 2016-06-25
OFFICE DEPOT INC
filed 2016-08-03
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 25, 2016

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At June 25, 2016, there were 543,929,704 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 25,	June 27,	June 25,	June 27,
	2016	2015	2016	2015
Sales	$3,218	$3,440	$6,762	$7,317
Cost of goods sold and occupancy costs	2,471	2,626	5,159	5,566

Gross profit	747	814	1,603	1,751
Selling, general and administrative expenses	681	741	1,421	1,543
Asset impairments	—	4	—	9
Merger, restructuring, and other operating (income) expenses, net	(187)	120	(143)	163

Operating income (loss)	253	(51)	325	36
Other income (expense):
Interest income	6	6	12	12
Interest expense	(25)	(23)	(48)	(48)
Other income (expense), net	—	1	—	2

Income (loss) before income taxes	234	(67)	289	2
Income tax expense (benefit)	24	(9)	33	15

Net income (loss)	$210	$(58)	$256	$(13)

Net earnings (loss) per share
Basic	$0.38	$(0.11)	$0.47	$(0.02)
Diluted	$0.38	$(0.11)	$0.46	$(0.02)

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 23, 2016 (the “2015 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 25,	June 27,	June 25,	June 27,
	2016	2015	2016	2015
Net income (loss)	$210	$(58)	$256	$(13)
Other comprehensive income (loss), net of tax where applicable:
Foreign currency translation adjustments	4	3	12	(51)
Other	1	—	(1)	—

Total other comprehensive income (loss), net of tax, where applicable	5	3	11	(51)

Comprehensive income (loss)	$215	$(55)	$267	$(64)

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2015 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	June 25, 2016	December 26, 2015
Assets
Current assets:
Cash and cash equivalents	$1,118	$1,069
Receivables, net	1,055	1,166
Inventories	1,560	1,698
Prepaid expenses and other current assets	112	127

Total current assets	3,845	4,060
Property and equipment, net	750	785
Goodwill	378	378
Other intangible assets, net	47	54
Timber notes receivable	895	905
Deferred income taxes	22	24
Other assets	236	236

Total assets	$6,173	$6,442

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,145	$1,319
Accrued expenses and other current liabilities	1,100	1,355
Income taxes payable	7	13
Short-term borrowings and current maturities of long-term debt	37	56

Total current liabilities	2,289	2,743
Deferred income taxes and other long-term liabilities	417	459
Pension and postretirement obligations, net	182	184
Long-term debt, net of current maturities	617	634
Non-recourse debt	808	819

Total liabilities	4,313	4,839

Commitments and contingencies
Stockholders’ equity:
Common stock—authorized 800,000,000 shares of $.01 par value; issued shares – 557,203,768 in June 2016 and 554,835,306 in December 2015	6	6
Additional paid-in capital	2,624	2,607
Accumulated other comprehensive income	41	30
Accumulated deficit	(727)	(982)
Treasury stock, at cost – 13,274,064 shares in 2016 and 5,915,268 shares in 2015	(84)	(58)

Total equity	1,860	1,603

Total liabilities and stockholders’ equity	$6,173	$6,442

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2015 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	26 Weeks Ended
	June 25, 2016	June 27, 2015
Cash flows from operating activities:
Net income (loss)	$256	$(13)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	110	150
Charges for losses on inventories and receivables	36	30
Asset impairments	—	9
Changes in working capital and other	(254)	(311)

Net cash provided by (used in) operating activities	148	(135)

Cash flows from investing activities:
Capital expenditures	(49)	(71)
Acquisition, net of cash acquired	—	(10)
Proceeds from disposition of assets and other	12	42

Net cash used in investing activities	(37)	(39)

Cash flows from financing activities:
Net proceeds on employee share-based transactions	1	4
Net payments on long and short-term borrowings	(32)	(12)
Debt related fees	(6)	(1)
Repurchase of common stock for treasury	(26)	—

Net cash used in financing activities	(63)	(9)

Effect of exchange rate changes on cash and cash equivalents	1	(21)
Net increase (decrease) in cash and cash equivalents	49	(204)
Cash and cash equivalents at beginning of period	1,069	1,071

Cash and cash equivalents at end of period	$1,118	$867

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2015 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: Office Depot, Inc., including consolidated subsidiaries (“Office Depot” or the “Company”), is a global supplier of office products and services. The Company currently operates under several banners, including Office Depot® and OfficeMax® and utilizes proprietary company and product brand names. The Company’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol “ODP”. As of June 25, 2016, the Company sold to customers throughout North America, Europe, and the Asia/Pacific region through three reportable segments (or “Divisions”): North American Retail Division, North American Business Solutions Division and International Division. Refer to Note 11 for further Division information.

The Condensed Consolidated Financial Statements as of June 25, 2016 and for the 13-week and 26-week periods ended June 25, 2016 (also referred to as “the second quarter of 2016” and “the first half of 2016”) and June 27, 2015 (also referred to as “the second quarter of 2015” and “the first half of 2015”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

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

Cash Management: The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Trade accounts payable and Accrued expenses and other current liabilities as of June 25, 2016 and December 26, 2015 included $25 million and $32 million, respectively, of amounts not yet presented for payment drawn in excess of disbursement account book balances, after considering offset provisions.

At June 25, 2016, cash and cash equivalents held outside the United States amounted to $150 million.

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

In the second quarter and first half of 2016, the Company withdrew $84 million and $167 million respectively, from amounts available under the factoring arrangement. Receivables sold for which the Company did not obtain cash directly from the financial institution are included in Receivables and amount to $8 million and $6 million as of June 25, 2016 and December 26, 2015, respectively. Retention guarantee totaling $9 million and $10 million are included in Prepaid expenses and other current assets as of June 25, 2016 and December 26, 2015, respectively.

Employee Benefit Plans – In May 2016, the Compensation Committee of the Board of Directors approved the 2016 long-term incentive grants. The awards are three forms of restricted stock units all of which include service conditions. One portion of the awards vest annually over three years and the remainder cliff vest in three years. Additionally, a portion of the awards include performance conditions based on adjusted operating income and a portion of the awards include market conditions that compare the Company’s total shareholder return relative to a peer group.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

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

In February 2016, the FASB issued an accounting standards update which will require lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The accounting treatment for lessors will remain relatively unchanged. The accounting standards update also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Lessees and lessors are required to use a modified retrospective transition method for existing leases and accordingly, apply the new accounting model for the earliest year presented in the financial statements. The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements but anticipates it will result in a significant right of use asset and related liability associated with our operating leases.

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

NOTE 2. ACQUISITION AND DISPOSITIONS

Staples Acquisition

On February 4, 2015, Staples, Inc. (“Staples”) and the Company announced that the companies entered into a definitive merger agreement (the “Staples Merger Agreement”), under which Staples would acquire all of the outstanding shares of Office Depot and the Company would become a wholly owned subsidiary of Staples (the “Staples Acquisition”).

On December 7, 2015, the United States Federal Trade Commission (the “FTC”) informed Office Depot and Staples that it intended to block the Staples Acquisition. On the same date, Office Depot and Staples announced their intent to contest the FTC’s decision to challenge the transaction. On May 10, 2016, the U.S. District Court for the District of Columbia granted the FTC’s request for a preliminary injunction against the proposed acquisition, and as a result, the companies terminated the Staples Merger Agreement on May 16, 2016. Per the terms of the termination agreement, Staples paid Office Depot a fee of $250 million in cash on May 19, 2016 (“Termination Fee”), which is included in Merger, restructuring and other operating (income) expenses, net in the Condensed Consolidated Statements of Operations and in Net cash provided by (used in) operating activities in the Condensed Consolidated Statements of Cash Flows.

Refer to Note 3 for expenses incurred related to the Staples Acquisition.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Other assets held for sale

Certain facilities identified for closure through integration and other activities have been accounted for as assets held for sale. Assets held for sale primarily consist of supply chain facilities, and are presented in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The assets held for sale activity in the first half of 2016 is presented in the table below.

(In millions)
Balance as of December 26, 2015	$30
Dispositions	(6)
Reclassifications	(20)

Balance as of June 25, 2016	$4

One supply chain facility previously classified as held for sale was reclassified to operations to support the current supply chain integration process. Disposition of this facility is no longer anticipated within one year.

Any gain on these dispositions, which are expected to be completed within one year, will be recognized at the Corporate level and included when realized in Merger, restructuring and other operating (income) expenses, net in the Condensed Consolidated Statements of Operations. Refer to Note 3 for further information on Merger, restructuring and other accruals.

NOTE 3. MERGER, RESTRUCTURING, AND OTHER ACCRUALS

In recent years, the Company has taken actions to adapt to changing and competitive conditions. These actions include closing facilities, consolidating functional activities, eliminating redundant positions, disposing of businesses and assets, and taking actions to improve process efficiencies. In 2013, the OfficeMax merger (the “Merger”) was completed and integration activities similar to the actions described above began. The Company also assumed certain restructuring liabilities previously recorded by OfficeMax. In mid-2014, the Company’s real estate strategy (the “Real Estate Strategy”) identified 400 retail stores for closure over three years along with planned changes to the supply chain that currently are anticipated to be complete in 2017. During the second quarter of 2016, the Company completed the retail store closures under this program. Also in 2014, the European restructuring plan was approved by the Company to realign the organization from a geographic-focus to a business channel-focus (the “European Restructuring Plan”). Additionally, during 2015 and through the second quarter of 2016, expenses were incurred and the Termination Fee received associated with the Staples Acquisition. The significant components of these activities are discussed below.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Merger, restructuring, and other operating (income) expenses, net

The Company presents Merger, restructuring and other operating (income) expenses, net on a separate line in the Condensed Consolidated Statements of Operations to identify these activities apart from the activities to sell to and service its customers. These expenses and income are not included in the determination of Division operating income. The table below and narrative that follows summarize the major components of Merger, restructuring and other operating (income) expenses, net.

	Second Quarter		First Half
(In millions)	2016	2015	2016	2015
Merger related expenses
Severance, retention, and relocation	$—	$6	$—	$11
Transaction and integration	11	29	22	53
Facility closure, contract termination, and other costs, net	14	29	17	15

Total Merger related expenses	25	64	39	79

International restructuring and certain other expenses
Severance and retention	1	20	5	25
Integration	—	2	—	4
Other related expenses	3	—	4	6

Total International restructuring and certain other expenses	4	22	9	35

Staples Acquisition (income) expenses
Retention	15	29	18	35
Transaction	19	5	41	14
Termination Fee	(250)	—	(250)	—

Total Staples Acquisition (income) expenses	(216)	34	(191)	49

Total Merger, restructuring and other operating (income) expenses, net	$(187)	$120	$(143)	$163

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

Facility closure, contract termination and other costs primarily relate to facility closure accruals, contract termination cost, gains and losses on asset dispositions, and accelerated depreciation. Facility closure expenses include amounts incurred by the Company to close retail stores in the United States as part of the Real Estate Strategy, as well as supply chain facilities. The Company closed 51 retail stores in the first half of 2016, completing the 400 store closures announced in 2014. During the second quarter of 2016 and first quarter of 2015, the Company recognized gains of $1 million and $19 million, respectively, from the sale of warehouse facilities that had been classified as assets held for sale. The gains are included in Merger, restructuring and other operating (income) expenses, net, as the dispositions were part of the supply chain integration associated with the Merger.

International restructuring and certain other expenses

Expenses include charges related to restructuring activities, including severance and retention, professional integration fees, facility closure and other restructuring costs.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Staples Acquisition (income) expenses

Expenses include retention accruals, and transaction costs, including costs associated with regulatory filings and professional fees, offset by the Termination Fee income (refer to Note 2 for further information). The prior period accruals for retention were paid in the first quarter of 2016. Current period retention accruals will be paid in the third quarter of 2016.

Asset impairments are not included in the table above. Refer to Note 9 for further information.

Merger and Restructuring Accruals

The activity in the merger and restructuring accruals is presented in the table below. The total $143 million income presented in Merger, restructuring and other operating (income) expenses, net in the first half of 2016 Condensed Consolidated Statement of Operations, includes the $250 million Termination Fee. Excluding the Termination Fee, expenses of $107 million were incurred in the first half of 2016, of which $36 million relate to Merger and restructuring liabilities and are included as Charges incurred in the table below. The remaining $71 million expense is comprised of $41 million Staples Acquisition transaction expenses, $22 million Merger transaction and integration expenses and $8 million in other transactions expenses These amounts are excluded from the table below because they are recorded as incurred or earned, non-cash, or otherwise not associated with Merger and restructuring balance sheet accounts.

		First Half 2016
(In millions)	December 26, 2015	Charges Incurred	Cash Payments	Currency, Lease Accretion and Other Adjustments	June 25, 2016
Termination benefits
Merger related accruals	$16	$—	$(4)	$(2)	$10
European restructuring plan	42	—	(16)	2	28
Other restructuring accruals	1	4	(4)	—	1
Lease and contract obligations, accruals for facilities closures and other costs
Merger related accruals	77	14	(37)	3	57
European restructuring plan	1	—	—	—	1
Other restructuring accruals	25	1	(8)	1	19
Acquired entity accruals	25	(2)	(3)	2	22
Staples Acquisition related accruals	72	19	(75)	(1)	15

Total	$259	$36	$(147)	$5	$153

The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheets.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 4. DEBT

Amended Credit Agreement

Based on the June borrowing base certificate, at June 25, 2016, the Company had approximately $1.1 billion of available credit under the Second Amended and Restated Credit Agreement. In May 2011, Office Depot entered into an amended and restated agreement, which was further amended and restated in May 2016 for an additional five years (the “Amended Credit Agreement”). The new $1.2 billion facility will mature on May 13, 2021. The Amended Credit Agreement reduces the overall fees and applicable spread on borrowing and modifies certain covenants to provide additional flexibility for incremental indebtedness, acquisitions, asset sales and restricted payments. In connection with the May 2016 amendment, the Company recorded $6 million in debt acquisition costs, which are included in Other assets in the Condensed Consolidated Balance Sheet and will be amortized ratably through May 2021.

As of June 25, 2016, letters of credit outstanding under the Amended Credit Agreement totaled $91 million. There were no borrowings under the Amended Credit Agreement in the second quarter of 2016.

Other

The Company was in compliance with all applicable financial covenants at June 25, 2016.

NOTE 5. INCOME TAXES

For the second quarter of 2016, the Company’s effective tax rate was primarily impacted by valuation allowances. Valuation allowances limited the recognition of deferred tax expense associated with the utilization of deferred tax assets, as well as deferred tax benefits for the generation of pretax losses, in certain tax jurisdictions. The effective tax rate was also impacted by nondeductible foreign interest and other nondeductible expenses, as well as the mix of pretax earnings among jurisdictions. The tax impact of the Termination Fee was mitigated by the deductibility of certain formerly non-deductible expenses and the utilization of tax credits. Due to the Company’s valuation allowances, interim income tax reporting is likely to result in significant variability of the effective tax rate throughout the course of the year. Changes in pretax income projections and the mix of income across jurisdictions could also impact the effective tax rate each quarter.

The Company has significant deferred tax assets in the U.S. and in certain foreign jurisdictions against which valuation allowances have been established to reduce such deferred tax assets to the amount that is more likely than not to be realized. As of the second quarter of 2016, valuation allowances remain in the U.S. and certain foreign jurisdictions where the Company believes it is necessary to see further positive evidence, such as sustained achievement of cumulative profits, before these valuation allowances can be released. Given the current earnings trend in the U.S., sufficient positive evidence may become available for the Company to release all or a portion of the U.S. valuation allowance in a future period. Of the $493 million U.S. valuation allowance recorded as of year-end 2015, it is reasonably possible that approximately $400 million may be released during 2016. A substantial portion of such release would result in a discrete non-cash income tax benefit as early as the third quarter of 2016, with the remainder being recognized throughout the year as part of the estimated annual effective tax rate applied to ordinary income. In addition, if positive evidence develops, the Company may also release valuation allowances in certain foreign jurisdictions as early as the third quarter of 2016, which would result in an income tax benefit of $3 million in the period of release. However, the exact timing and amount of the valuation allowance releases are subject to change based on the level of profitability actually achieved in future periods. The Company will continue to assess the realizability of its deferred tax assets in the U.S. and remaining foreign jurisdictions.

The Company files a U.S. federal income tax return and other income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state and local income tax examinations for years before 2015 and 2009, respectively. The acquired OfficeMax U.S. consolidated group is no longer subject to U.S. federal and state and local income tax examinations for years before 2013 and 2006, respectively. The U.S. federal income tax return for 2015 is currently under review. Generally, the Company is subject to routine examination for years 2008 and forward in its international tax jurisdictions.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

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

NOTE 6. STOCKHOLDERS’ EQUITY

The following table reflects the changes in stockholders’ equity.

(In millions)
Stockholders’ equity at December 26, 2015	$1,603
Net income	256
Repurchase of common stock for treasury	(26)
Other comprehensive income	11
Amortization of long-term incentive stock grants	16

Stockholders’ equity at June 25, 2016	$1,860

Accumulated other comprehensive income (loss) activity, net of tax, where applicable, is provided in the following table:

(In millions)	Foreign Currency Translation Adjustments	Change in Deferred Pension and Other	Total
Balance at December 26, 2015	$108	$(78)	$30
Other comprehensive income (loss) activity before reclassifications	12	(1)	11

Net other comprehensive income (loss)	12	(1)	11

Balance at June 25, 2016	$120	$(79)	$41

As a result of valuation allowances in the U.S. and several international taxing jurisdictions, items other than deferred pension amounts generally have little or no tax impact. The component balances are net of immaterial tax impacts, where applicable.

Treasury Stock

In May 2016, the Company’s Board of Directors authorized a stock repurchase program of up to $100 million of its outstanding common stock. The stock repurchase authorization permits the Company to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The program, which extends for a period of 12 months, may be suspended or discontinued at any time. The exact number and timing of share repurchases will depend on market conditions and other factors, and will be funded through existing liquidity.

Under the stock repurchase program, the Company purchased approximately 7 million shares at a cost of $26 million in the second quarter of 2016. As of June 25, 2016, $74 million remains available for repurchase under the current authorization.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 7. EARNINGS PER SHARE

The following table represents the calculation of net earnings per common share – basic and diluted:

	Second Quarter		First Half
(In millions, except per share amounts)	2016	2015	2016	2015
Basic Earnings Per Share
Numerator:
Net income (loss)	$210	$(58)	$256	$(13)
Denominator:
Weighted-average shares outstanding	550	547	550	546
Basic earnings (loss) per share	$0.38	$(0.11)	$0.47	$(0.02)
Diluted Earnings Per Share
Numerator:
Net income (loss)	$210	$(58)	$256	$(13)
Denominator:
Weighted-average shares outstanding	550	547	550	546
Effect of dilutive securities:
Stock options and restricted stock	10	—	7	—

Diluted weighted-average shares outstanding	560	547	557	546
Diluted earnings (loss) per share	$0.38	$(0.11)	$0.46	$(0.02)

Potentially dilutive stock options and restricted stock representing approximately 9 million shares for the second quarter and first half of 2015 were excluded from the diluted loss per share calculation because of the net loss in the periods.

Awards of options and nonvested shares representing approximately 7 million and 8 million additional shares of common stock were outstanding for the second quarter and first half of 2016, respectively, and less than 1 million for the second quarter and first half of 2015, respectively, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive. For the periods presented, no tax benefits have been assumed in the weighted average share calculation in jurisdictions with valuation allowances.

NOTE 8. EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans – North America

The components of net periodic pension benefit for the Company’s North American pension plans are as follows:

	Second Quarter		First Half
(In millions)	2016	2015	2016	2015
Service cost	$2	$1	$4	$2
Interest cost	12	11	23	23
Expected return on plan assets	(14)	(14)	(28)	(28)

Net periodic pension benefit	$—	$(2)	$(1)	$(3)

In the first half of 2016, $1 million of cash contributions were made to the North American pension plans. The Company expects to make additional cash contributions of $1 million to the North American pension plans in the remainder of 2016.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Pension Plan – Europe

The components of net periodic pension benefit for the Company’s European pension plan are as follows:

	Second Quarter		First Half
(In millions)	2016	2015	2016	2015
Service cost	$—	$—	$—	$—
Interest cost	2	2	4	4
Expected return on plan assets	(3)	(3)	(6)	(7)

Net periodic pension benefit	$(1)	$(1)	$(2)	$(3)

The Company’s European pension plan is in a net asset position. The Company expects to make additional cash contributions of $1 million to the European pension plan in the remainder of 2016.

Net periodic pension benefits for the North American and European pension and other postretirement benefit plans are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

NOTE 9. DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Instruments and Hedging Activities

As a global supplier of office products and services the Company is exposed to risks associated with changes in foreign currency exchange rates, fuel and other commodity prices and interest rates. Depending on the exposure, settlement timeframe and other factors, the Company may enter into derivative transactions to mitigate those risks. Financial instruments authorized under the Company’s established risk management policy include spot trades, swaps, options, caps, collars, forwards and futures. Use of derivative financial instruments for speculative purposes is expressly prohibited by the Company’s policies. The Company may designate and account for such qualifying arrangements as hedges or reflect current mark-to-market impacts of non-qualifying economic hedge arrangements currently in earnings. As of June 25, 2016, the foreign exchange and fuel contracts extended through December 2016 and January 2017, respectively.

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

Financial Instruments

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. In developing its fair value estimates, the Company uses the following hierarchy:

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The following table presents information about financial instruments at the balance sheet dates indicated.

	June 25, 2016		December 26, 2015
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Timber notes receivable	$895	$919	$905	$909
Company-owned life insurance	86	86	88	88
Financial liabilities
Recourse debt
9.75% senior secured notes, due 2019	250	264	250	265
7.35% debentures, due 2016	—	—	18	18
Revenue bonds, due in varying amounts periodically through 2029	186	186	186	186
American & Foreign Power Company, Inc. 5% debentures, due 2030	14	11	14	13
Non-recourse debt	808	831	819	825

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	Timber notes receivable: Fair value is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms with comparable credit risk (Level 2 measure).

•	Company-owned life insurance: In connection with the Merger, the Company acquired company owned life insurance policies on certain former employees. The fair value of the company-owned life insurance policies is derived using determinable net cash surrender value (Level 2 measure).

•	Recourse debt: Recourse debt for which there were no transactions on the measurement date was valued based on quoted market prices near the measurement date when available or by discounting the future cash flows of each instrument using rates based on the most recently observable trade or using rates currently offered to the Company for similar debt instruments of comparable maturities (Level 2 measure).

•	Non-recourse debt: Fair value is estimated by discounting the future cash flows of the instrument at rates currently available to the Company for similar instruments of comparable maturities (Level 2 measure).

Fair Value Estimates Used in Impairment Analyses

North American Retail Division

The Company recognized no store asset impairment charges in 2016 and $4 million and $9 million in the second quarter and first half of 2015, respectively. The first half of 2015 charges include approximately $1 million impairment of favorable lease intangible asset values following the identification of closing locations where future intangible asset recovery was considered unlikely.

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

In addition to the foregoing, Heitzenrater v. OfficeMax North America, Inc., et al. was filed in the United States District Court for the Western District of New York in September 2012 as a putative class action alleging violations of the Fair Labor Standards Act and New York Labor Law. The complaint alleges that OfficeMax misclassified its assistant store managers (“ASMs”) as exempt employees. OfficeMax vigorously defended itself in this lawsuit and in November 2015 reached a settlement in the amount of $3.53 million which the court approved in final form in June 2016. This case has been dismissed.

Further, Kyle Rivet v. Office Depot, Inc., formerly known as Constance Gibbons v. Office Depot, Inc., a putative class action that was instituted in May 2012, is pending in the United States District Court for the District of New Jersey. The complaint alleges that Office Depot’s use of the fluctuating workweek method of pay was unlawful because Office Depot failed to pay a fixed weekly salary and failed to provide its ASMs with a clear and mutual understanding notification that they would receive a fixed weekly salary for all hours worked. The plaintiffs seek unpaid overtime, punitive damages, and attorneys’ fees. The Company believes that adequate provisions have been made for probable losses in this case and such amounts are not material. However, in light of the early stage of the case and the inherent uncertainty of litigation, the Company is unable to estimate a reasonably possible range of loss in this matter. Office Depot intends to vigorously defend itself in this lawsuit.

OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of June 25, 2016, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these environmental liabilities, our estimated range of reasonably possible losses was approximately $10 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s business.

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

The office supply products and services offered across all operating segments are similar. Division operating income is determined based on the measure of performance reported internally to manage the business and for resource allocation. This measure charges to the respective Divisions those expenses considered directly or closely related to their operations and allocates support costs. Certain operating expenses and credits are not allocated to the Divisions including Asset impairments and Merger, restructuring and other operating (income) expenses, net, as well as expenses and credits retained at the Corporate level, including certain management costs and legacy pension and environmental matters. Other companies may charge more or less of these items to their segments and results may not be comparable to similarly titled measures used by other entities.

The following is a summary of Sales and Division operating income (loss) by each of the Divisions, reconciled to consolidated totals.

	Sales
	Second Quarter		First Half
(In millions)	2016	2015	2016	2015
North American Retail Division	$1,249	$1,342	$2,755	$2,995
North American Business Solutions Division	1,330	1,434	2,698	2,910
International Division	639	664	1,309	1,412

Total	$3,218	$3,440	$6,762	$7,317

	Division Operating Income (Loss)
	Second Quarter		First Half
(In millions)	2016	2015	2016	2015
North American Retail Division	$30	$42	$132	$128
North American Business Solutions Division	63	63	109	120
International Division	(10)	2	(19)	15

Total	$83	$107	$222	$263

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

A reconciliation of the measure of Division operating income to Consolidated income before income taxes is as follows:

	Second Quarter		First Half
(In millions)	2016	2015	2016	2015
Total Division operating income	$83	$107	$222	$263
Add/(subtract):
Asset impairments	—	(4)	—	(9)
Merger, restructuring and other operating income (expenses), net	187	(120)	143	(163)
Unallocated expenses	(17)	(34)	(40)	(55)
Interest income	6	6	12	12
Interest expense	(25)	(23)	(48)	(48)
Other income (expense), net	—	1	—	2

Income (loss) before income taxes	$234	$(67)	$289	$2

As of June 25, 2016 and December 26, 2015, goodwill totaled $378 million, of which $78 million was recorded in the North American Retail Division, $285 million in the North American Business Solutions Division and $15 million in the International Division.

As a result of the Company’s common stock price change following termination of the Staples Merger Agreement, the Company analyzed whether such an event indicated it was likely that the fair values of reporting units were below their carrying values and concluded that no interim test for goodwill impairment was necessary. The annual goodwill impairment test is conducted based on balances as of the first day of the third quarter.

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

Staples Acquisition

On February 4, 2015, Staples, Inc. (“Staples”) and the Company announced that the companies entered into a definitive merger agreement (the “Staples Merger Agreement”), under which Staples would acquire all of the outstanding shares of Office Depot and the Company would become a wholly owned subsidiary of Staples (the “Staples Acquisition”).

On December 7, 2015, the United States Federal Trade Commission (the “FTC”) informed Office Depot and Staples that it intended to block the Staples Acquisition. On the same date, Office Depot and Staples announced their intent to contest the FTC’s decision to challenge the transaction. On May 10, 2016, the U.S. District Court for the District of Columbia granted the FTC’s request for a preliminary injunction against the proposed acquisition, and as a result, the companies terminated the Staples Merger Agreement on May 16, 2016. Per the terms of the termination agreement, Staples paid Office Depot a fee of $250 million in cash on May 19, 2016 (“Termination Fee”).

Refer to Note 3 of the Condensed Consolidated Financial Statements for expenses incurred related to the Staples Acquisition.

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

A summary of certain factors impacting results for the 13-week and 26-week periods ended June 25, 2016 (also referred to as “the second quarter of 2016” and “the first half of 2016”) and June 27, 2015 (also referred to as “the second quarter of 2015” and “the first half of 2015”) is provided below. Additional discussion of the 2016 second quarter and first half results is provided in the narrative that follows this overview.

Sales reported in the second quarter and first half of 2016 compared to prior year were significantly affected by store closures. Additionally, sales in North American Business Solutions and International Divisions were negatively impacted by the prolonged Staples Acquisition attempt.

	Second Quarter			First Half
(In millions)	2016	2015	Change	2016	2015	Change
North American Retail Division	$1,249	$1,342	(7)%	$2,755	$2,995	(8)%
Change in comparable store sales			(1)%			(1)%
North American Business Solutions Division	1,330	1,434	(7)%	2,698	2,910	(7)%
International Division	639	664	(4)%	1,309	1,412	(7)%
Change in constant currencies			(2)%			(4)%

Total	$3,218	$3,440	(6)%	$6,762	$7,317	(8)%

•	Total Company’s gross margin in the second quarter of 2016 decreased approximately 50 basis points when compared to the second quarter of 2015, with decreases both in North American Retail and International Divisions and an increase in the North American Business Solutions Division. In the first half of 2016, total Company’s gross margin is consistent with the gross margin in the first half of 2015, with increases in North American Retail and North American Business Solutions Division and a decrease in the International Divisions.

•	Total Company Selling, general and administrative expenses decreased in the second quarter and first half of 2016 compared to the same periods in 2015, reflecting the closure of stores in North America, lower payroll and advertising expenses, and operational efficiencies and synergies.

•	Merger, restructuring and other operating (income) expense, net in the second quarter and first half of 2016, amounted to income of $187 million and $143 million, respectively, compared to expenses of $120 million and $163 million in the second quarter and first half of 2015, respectively. In the second quarter of 2016, this line item includes $25 million of expenses related to Merger activities, $4 million of International restructuring and certain other operating expenses, and an income of $216 million related to the Staples Acquisition, primarily reflecting the $250 million termination fee income received during the period. Additional integration and restructuring expenses are expected to be incurred.

•	The effective tax rates of 10% and 11% for the second quarter and first half of 2016, respectively, were primarily impacted by valuation allowances, which limited the recognition of deferred tax expense in certain tax jurisdictions. Because of the valuation allowances and changes in the mix of earnings among jurisdictions and during interim periods, the Company continues to experience significant effective tax rate volatility within the year and across years. Given the current earnings trend in the U.S., sufficient positive evidence may become available for the Company to release all or a portion of the U.S. valuation allowance in a future period. Of the $493 million U.S. valuation allowance recorded as of year-end 2015, it is reasonably possible that approximately $400 million may be released during 2016. A substantial portion of such release would result in a discrete non-cash income tax benefit as early as the third quarter of 2016, with the remainder being recognized throughout the year as part of the estimated annual effective tax rate applied to ordinary income. However, the exact timing and amount of the valuation allowance releases are subject to change based on the level of profitability actually achieved in future periods.

•	Diluted earnings per share was $0.38 in the second quarter of 2016 compared to a loss of $0.11 in the second quarter of 2015. Diluted earnings per share was $0.46 in the first half of 2016 compared to a loss of $0.02 in the first half of 2015.

•	At June 25, 2016, we had $1.1 billion in cash and cash equivalents and $1.1 billion available under the Amended Credit Agreement. Cash provided by operating activities was $148 million for the first half of 2016, compared to a cash use of $135 million in the same period of the prior year.

•	On August 3, 2016, the Company announced the following elements of its Comprehensive Business Review and Strategy:

U.S. Retail Optimization – Over the next three years, the Company plans to close approximately 300 additional retail stores, following completion during the second quarter of 2016 of the 400 store closures that were part of the 2014 Real Estate Strategy.

Cost Savings Program – The Company is launching a number of initiatives across key business areas to capture savings including the implementation of a more effective customer coverage model, a reduction in indirect procurement costs and lower overall general and administrative costs as well as realize the benefits from the U.S. retail store optimization program. In total, these initiatives are expected to deliver over $250 million in annual benefits by the end of 2018.

Growing Adjacent Markets – The Company plans to add products, leverage its supply chain capabilities and increase selling efforts to grow contract channel sales into adjacent categories, particularly in facilities offerings.

Optimizing Capital Structure – The Company plans to call the outstanding 9.75% senior secured notes due 2019 for redemption on September 15, 2016. The notes are currently callable at a price equal to 104.875% of the principal amount for a total anticipated consideration of $262 million. The extinguishment of this debt is expected to reduce cash interest costs by $24 million on an annual basis.

Additionally, the Board of Directors authorized increasing the current share repurchase program from $100 million to $250 million and initiated a quarterly dividend of $0.025 per share payable on September 15, 2016 to shareholders of record at the close of business August 25, 2016.

OPERATING RESULTS

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

NORTH AMERICAN RETAIL DIVISION

	Second Quarter		First Half
(In millions)	2016	2015	2016	2015
Sales	$1,249	$1,342	$2,755	$2,995
% change	(7)%	(8)%	(8)%	(8)%
Division operating income	$30	$42	$132	$128
% of sales	2%	3%	5%	4%
Comparable store sales increase (decline)	(1)%	1%	(1)%	(1)%

Sales in our North American Retail Division decreased 7% in the second quarter of 2016 compared to the same period in the prior year. The decrease resulted primarily from store closures associated with the Company’s real estate strategy (“Real Estate Strategy”), which started in 2014, and a decline in comparable store sales.

Comparable store sales in the second quarter of 2016 decreased 1%. The second quarter 2016 decline in comparable store sales reflects lower transaction counts, partially offset by higher average order value. Sales increased in furniture, copy and print services, supplies, and cleaning and breakroom and declined in computer and related technology products. The increase in average order values reflects, primarily, the increase in furniture products sale. Additionally, in the second quarter of 2016, the North American Retail Division continues to benefit from the increase in online sales picked up by customers in stores.

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

Current period comparable store sales calculations continue to be positively affected from customers transferring from closed to nearby stores which remain open, though the impact declines after the one year anniversary of the store closure. The average sales transfer rate achieved to date under the Real Estate Strategy is estimated to be in excess of 30%.

The North American Retail Division reported operating income of $30 million in the second quarter of 2016, compared to $42 million in the second quarter of 2015. Division operating income declined due to favorable legal settlements relating to certain product manufacturers’ pricing practices totaling $15 million recorded in the second quarter of 2015, which were partially offset by lower occupancy and payroll expenses in the second quarter of 2016 primarily resulting from a smaller base of stores.

The factors discussed above affecting the second quarter of 2016 are also reflective of those impacting the first half of 2016 compared to the same period of 2015. Division operating income increased due to lower occupancy expenses resulting primarily from planned store closures which more than offset the impact of favorable legal settlements in the first half of 2015. Store closures also contributed to declines in payroll and other store operating costs.

During the second quarter and first half of 2016, the North American Retail Division closed 42 and 51 stores, respectively, ending the period with a store count of 1,513.

As of the end of the second quarter of 2016, the Company completed the store closures associated with the Real Estate Strategy, bringing the total closures to 400 stores since its announcement in 2014. Charges associated with these store closures are reported, as appropriate, in Asset impairments and Merger, restructuring and other operating (income) expenses, net in the Condensed Consolidated Statements of Operations. These charges are reflected in Corporate reporting, and not included in the determination of the North American Retail Division income.

NORTH AMERICAN BUSINESS SOLUTIONS DIVISION

	Second Quarter		First Half
(In millions)	2016	2015	2016	2015
Sales	$1,330	$1,434	$2,698	$2,910
% change	(7)%	(4)%	(7)%	(4)%
Division operating income	$63	$63	$109	$120
% of sales	5%	4%	4%	4%

Sales in our North American Business Solutions Division in U.S. dollars and constant currency decreased 7% in the second quarter of 2016 compared to the same period in the prior year. Sales decreased in both the contract and direct channels.

The decline in the contract channel sales reflects customer attrition and fewer customer additions during the period of business disruption related to the prolonged Staples Acquisition attempt. Termination of the Staples Acquisition and additions of new business following enhancements to the sales model are anticipated to reduce the rate of sales declines during the second half of 2016. In the direct channel, online sales through officedepot.com decreased during 2016 driven by lower sales of supplies and technology products. Sales decline also reflects customer attrition from the decommissioning of legacy OfficeMax e-commerce sites and lower catalog and call center sales. We anticipate that catalog and call center ordering will continue to decline with some customers shifting to online shopping. Additionally, sales placed online but picked up in stores continue to increase in 2016. These sales are fulfilled with store inventory and by store personnel and therefore are reported as sales in the North American Retail Division. On a product category basis for the North American Business Solutions Division, sales increased in cleaning and breakroom and decreased across the other categories.

Division operating income was $63 million in the second quarter 2016 and 2015. As a percentage of sales, division operating income increased, primarily, as a result of lower payroll and advertising expenses, which more than offset the negative impact of the sales decline on recovery of fixed operating expenses (the “flow through impact”).

The factors discussed above affecting the second quarter of 2016 are also reflective of those impacting the first half of 2016 compared to the same period of 2015.

INTERNATIONAL DIVISION

	Second Quarter		First Half
(In millions)	2016	2015	2016	2015
Sales	$639	$664	$1,309	$1,412
% change	(4)%	(20)%	(7)%	(20)%
% change in constant currencies	(2)%	(6)%	(4)%	(7)%
Division operating income (loss)	$(10)	$2	$(19)	$15
% of sales	(2)%	—%	(1)%	1%

Sales in our International Division in U.S. dollars decreased 4% in the second quarter of 2016 compared to sales in the same period of the prior year. On a constant currency basis, sales decreased 2%. Constant currency sales were lower in the contract and direct channels and higher in the retail channel. The contract channel sales decline reflects ongoing competitive market pressures that contributed to the loss of certain customers, reduced spending from existing customers, exit of unprofitable business in Asia, as well as the disruption from the prolonged Staples Acquisition attempt and the related European divestiture process. These declines were partially offset by sales increases in smaller European markets during the second quarter of 2016 and spend from certain customer contracts entered into during 2015. The sales decline in the direct channel reflects the continued competitive market pressures and the continued decline in catalog and call center sales. Retail sales in constant currencies reflect higher sales in Sweden, Korea, and France.

Division operating loss totaled $10 million in the second quarter of 2016 compared to Division operating income of $2 million in the second quarter of 2015. The decline in the International Division operating results reflects the negative flow through impact of lower sales, as well as lower gross margins, reflecting competitive pressures, and certain lower margin new business. These factors were partially offset by lower payroll and supply chain expenses. In the second quarter of 2016, supply chain expenses decreased due to efficiencies associated with the consolidation of certain supply chain facilities.

As a result of the Company’s common stock price change following termination of the Staples Merger Agreement, the Company analyzed whether such an event indicated it was likely that the fair values of reporting units were below their carrying values. Additionally, in 2016, results in Australia decreased from customer attrition and adverse foreign currency transaction impacts. The Australia and New Zealand reporting unit has $15 million of goodwill and as of the 2015 annual impairment test date had an estimated fair value above it carrying value. As of the end of the second quarter 2016, the Company concluded that no interim test for goodwill impairment was necessary. The Company’s annual goodwill test is as of the first day of the third quarter.

The factors discussed above affecting the second quarter of 2016 are also reflective of those impacting the first half of 2016 compared to the same period of 2015. In addition, sales in first half of 2016 were impacted by disruptions associated with the channel realignment resulting from restructuring activities.

For U.S. reporting, the International Division’s sales are translated into U.S. dollars at average exchange rates experienced during the period. The Division’s reported sales were negatively affected by $10 million and $44 million from changes in foreign currency exchange rates in the second quarter and first half of 2016, respectively. However, the translation effects from changes in foreign currency exchange rates did not have a significant impact on Division operating income. We analyze our international operations in terms of local currency performance to allow focus on operating trends and results.

Office Depot is exploring strategic alternatives regarding its European business and has a process underway to determine if a sale of this business could be executed on terms acceptable to the Company.

CORPORATE

The line items in our Condensed Consolidated Statements of Operations impacted by these Corporate activities are presented in the table below, followed by a narrative discussion of the significant matters. These activities are managed at the Corporate level and, accordingly, are not included in the determination of Division income for management reporting or external disclosures.

	Second Quarter		First Half
(In millions)	2016	2015	2016	2015
Asset impairments	$—	$4	$—	$9
Merger, restructuring, and other operating (income) expenses, net	(187)	120	(143)	163

Total charges and credits impact on Operating income (loss)	$187	$(124)	$143	$(172)

In addition to these charges and credits, certain Selling, general and administrative expenses are not allocated to the Divisions and are managed at the Corporate level. Those expenses are addressed in the section “Unallocated Costs” below.

Asset Impairments, Merger, Restructuring, Other Charges and Credits

Asset Impairments

The Company recognized store asset impairment charges of $4 million and $9 million in the second quarter and first half of 2015, respectively. The 2015 charges relate to impairments of store operating assets, as well as impairment of certain favorable lease assets following identification of closing locations where future intangible asset recovery was considered unlikely.

Merger, restructuring and other operating (income) expenses, net

The table below summarizes the major components of Merger, restructuring and other operating (income) expenses, net.

	Second Quarter		First Half
(In millions)	2016	2015	2016	2015
Merger related expenses
Severance, retention, and relocation	$—	$6	$—	$11
Transaction and integration	11	29	22	53
Facility closure, contract termination, and other costs, net	14	29	17	15

Total Merger related expenses	25	64	39	79

International restructuring and certain other expenses
Severance and retention	1	20	5	25
Integration	—	2	—	4
Other related expenses	3	—	4	6

Total International restructuring and certain other expenses	4	22	9	35

Staples Acquisition (income) expenses
Retention	15	29	18	35
Transaction	19	5	41	14
Termination Fee	(250)	—	(250)	—

Total Staples Acquisition (income) expenses	(216)	34	(191)	49

Total Merger, restructuring and other operating (income) expenses, net	$(187)	$120	$(143)	$163

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

Facility closure, contract termination and other costs primarily relate to facility closure accruals, contract termination cost, gains and losses on asset dispositions, and accelerated depreciation. Facility closure expenses include amounts incurred by the Company to close retail stores in the United States as part of the Real Estate Strategy, as well as supply chain facilities. The Company closed 51 retail stores in the first half of 2016, completing the 400 store closures announced in 2014. During the second quarter of 2016 and first quarter of 2015, the Company recognized gains of $1 million and $19 million, respectively, from the sale of warehouse facilities that had been classified as assets held for sale. The gains are included in Merger, restructuring and other operating (income) expenses, net, as the dispositions were part of the supply chain integration associated with the Merger.

International restructuring and certain other expenses

Expenses include charges related to restructuring activities, including severance and retention, professional integration fees, facility closure and other restructuring costs.

Staples Acquisition (income) expenses

Expenses include retention accruals, and transaction costs, including costs associated with regulatory filings and professional fees, offset by the Termination Fee income (refer to Note 2 for further information). The prior period accruals for retention were paid in the first quarter of 2016. Current period retention accruals will be paid in the third quarter of 2016.

Refer to Notes 2 and 3 of the Notes to the Condensed Consolidated Financial Statements for additional information.

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

Unallocated costs were $17 million and $34 million in the second quarter of 2016 and 2015, respectively, and $40 million and $55 million in the first half of 2016 and 2015, respectively. The decrease in the second quarter and first half of 2016 compared to the same periods in 2015 primarily resulted from synergies achieved at the corporate functional level following the Merger, including the integration of the corporate headquarters.

Other Income and Expense

	Second Quarter		First Half
(In millions)	2016	2015	2016	2015
Interest income	$6	$6	$12	$12
Interest expense	(25)	(23)	(48)	(48)
Other income (expense), net	—	1	—	2

Other income, net includes gains and losses related to foreign exchange transactions, and investment results from deferred compensation plans.

Income Taxes

For the second quarter and first half of 2016, the effective tax rate was primarily impacted by valuation allowances. Valuation allowances limited the recognition of deferred tax expense associated with the utilization of deferred tax assets, as well as deferred tax benefits for the generation of pretax losses, in certain tax jurisdictions. The effective tax rate was also impacted by nondeductible foreign interest and other nondeductible expenses. The tax impact of the Termination Fee was mitigated by the deductibility of certain formerly non-deductible expenses and the utilization of tax credits. The effective tax rate for the second quarter and first half of 2015 was primarily impacted by valuation allowances limiting the recognition of deferred tax benefits for the generation of pretax losses in certain tax jurisdictions, as well as a change in the mix of pretax earnings among jurisdictions.

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

We have significant deferred tax assets in the U.S. and in certain foreign jurisdictions against which valuation allowances have been established to reduce such deferred tax assets to the amount that is more likely than not to be realized. As of the second quarter of 2016, valuation allowances remain in the U.S. and certain foreign jurisdictions where we believe it is necessary to see further positive evidence, such as sustained achievement of cumulative profits, before these valuation allowances can be released. Given the current earnings trend in the U.S., sufficient positive evidence may become available for the Company to release all or a portion of the U.S. valuation allowance in a future period. Of the $493 million U.S. valuation allowance recorded as of year-end 2015, it is reasonably possible that approximately $400 million may be released during 2016. A substantial portion of such release would result in a discrete non-cash income tax benefit as early as the third quarter of 2016, with the remainder being recognized throughout the year as part of the estimated annual effective tax rate applied to ordinary income. In addition, if positive evidence develops, the Company may also release valuation allowances in certain foreign jurisdictions as early as the third quarter of 2016, which would result in an income tax benefit of $3 million in the period of release. However, the exact timing and amount of the valuation allowance releases are subject to change based on the level of profitability actually achieved in future periods.

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

In February 2016, the FASB issued an accounting standards update which will require lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The accounting treatment for lessors will remain relatively unchanged. The accounting standards update also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Lessees and lessors are required to use a modified retrospective transition method for existing leases and accordingly, apply the new accounting model for the earliest year presented in the financial statements. The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements but anticipates it will result in a significant right of use asset and related liability associated with our operating leases.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 25, 2016, we had $1.1 billion in cash and equivalents and another $1.1 billion available under the Amended Credit Agreement (as defined in Note 4 of the Condensed Consolidated Financial Statements) based on the June borrowing base certificate, for a total liquidity of approximately $2.2 billion. We currently believe that our cash on hand, availability of funds under the Amended Credit Agreement, and full year cash flows generated from operations will be sufficient to fund our working capital, capital expenditure, debt repayment, common stock repurchases for treasury, and Merger integration expenses for at least the next twelve months.

At June 25, 2016, no amounts were drawn under the Amended Credit Agreement. There were letters of credit outstanding under the Amended Credit Agreement at the end of the second quarter 2016 totaling $91 million.

We also had short-term borrowings of $6 million at June 26, 2016, under a local currency credit facility for our international subsidiaries that had an effective interest rate at the end of the second quarter of approximately 5%. The maximum month end amount occurred in June at approximately $6 million and the maximum monthly average amount occurred in May at approximately $6 million. These short-term borrowings represent outstanding balances on uncommitted lines of credit, which do not contain financial covenants.

The Company was in compliance with all applicable financial covenants at June 25, 2016.

Since the Merger date, we have incurred significant expenses associated with the Merger and integration actions, including costs associated with the Real Estate Strategy. Approximately $100 million of additional net Merger integration costs are anticipated, with $70 million in 2016 and the remainder in 2017.

For the full year 2016, the Company expects capital expenditures to be between $175 million to $200 million.

On May 16, 2016, Staples and Office Depot terminated the Staples Merger Agreement. Per the terms of the termination agreement, Staples paid Office Depot a fee of $250 million in cash on May 19, 2016.

In May 2016, the Company’s Board of Directors authorized a stock repurchase program of up to $100 million of its outstanding common stock. The stock repurchase authorization permits the Company to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The program, which extends for a period of 12 months, may be suspended or discontinued at any time. The exact number and timing of share repurchases will depend on market conditions and other factors, and will be funded through existing liquidity.

Under the $100 million stock repurchase program, the Company purchased approximately 7 million shares at a cost of $26 million in the second quarter of 2016.

On August 3, 2016, the Company announced elements of its Comprehensive Business Review and Strategy that included the following items.

Optimizing Capital Structure – The Company plans to tender for the outstanding 9.75% senior secured notes due 2019. The notes are currently callable at a price equal to 104.875% of the principal amount for a total anticipated consideration of $262 million. The extinguishment of this debt is expected to reduce cash interest costs by $24 million on an annual basis.

Additionally, the Board of Directors authorized increasing the current share repurchase program from $100 million to $250 million and initiated a quarterly dividend of $0.025 per share payable on September 15, 2016 to shareholders of record at the close of business August 25, 2016.

Additional cost savings were also announced. The Company’s initial expectation is to incur approximately $125 million in one-time costs to achieve the savings under these initiatives.

Cash Flows

Cash provided by (used in) operating, investing and financing activities is summarized as follows:

	First Half
(In millions)	2016	2015
Operating activities	$148	$(135)
Investing activities	(37)	(39)
Financing activities	(63)	(9)

Operating Activities

During the first half of 2016, cash provided by operating activities was $148 million, compared to a use of $135 million during the same period last year. Operating activities reflect outflows related to Merger, restructuring, integration, and Staples Acquisition activities in 2016 and 2015, as well as the receipt of the $250 million Termination Fee.

Changes in net working capital and other operating activities in the first half of 2016 resulted in a $254 million use of cash compared to a use of $311 million in the first half of 2015. The 2016 use of cash in operating activities included the payment of the 2016 accrued incentives and $75 million of retention awards associated with the Staples Acquisition attempt. Additionally, the second quarter of 2016 is impacted by a difference in the timing of changes in accounts payable when compared to the second quarter of 2015. The 2015 use of cash in operating activities included $77 million payment of a legal settlement and certain related fees. Working capital is influenced by a number of factors including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, refer to Note 1 of the Condensed Consolidated Financial Statements.

The Company expects total Company sales in 2016 to be lower than 2015, primarily due to its decision to close certain stores, negative impact of currency translation, business disruption from prolonged Staples Acquisition attempt, and continued challenging market conditions.

Investing Activities

Cash used in investing activities was $37 million in the first half of 2016, compared to $39 million in the first half of 2015. During the first half of 2016, $49 million was used for capital expenditures. During the first half of 2015, $71 million was used for capital expenditures, and $10 million for acquisition of an interior furniture business. These outflows in the first half of 2016 and 2015 were partially offset by $12 million and $42 million of proceeds from the disposition of assets and other, respectively.

Financing Activities

Cash used in financing activities was $63 million in the first half of 2016, compared to $9 million in the first half of 2015. In the first half of 2016, the Company used $26 million to repurchase its common stock for treasury and used $6 million in debt acquisition costs to amend and restate the Amended Credit Agreement. During the first half of 2016, net payments on long- and short-term borrowings were $32 million compared to net payments of $12 million in the first half of 2015. The payments on long- and short-term borrowings in the first half of 2016 include the redemption at maturity of the 7.35% debentures totaling $18 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At June 25, 2016, there had not been a material change in the interest rate, foreign exchange, and commodities risks information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of the Company’s 2015 Form 10-K.

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

Based on management’s evaluation, as of June 25, 2016, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

In addition to the foregoing, Heitzenrater v. OfficeMax North America, Inc., et al. was filed in the United States District Court for the Western District of New York in September 2012 as a putative class action alleging violations of the Fair Labor Standards Act and New York Labor Law. The complaint alleges that OfficeMax misclassified its assistant store managers (“ASMs”) as exempt employees. OfficeMax vigorously defended itself in this lawsuit and in November 2015 reached a settlement in the amount of $3.53 million which the court approved in final form in June 2016. This case has been dismissed.

Further, Kyle Rivet v. Office Depot, Inc., formerly known as Constance Gibbons v. Office Depot, Inc., a putative class action that was instituted in May 2012, is pending in the United States District Court for the District of New Jersey. The complaint alleges that Office Depot’s use of the fluctuating workweek method of pay was unlawful because Office Depot failed to pay a fixed weekly salary and failed to provide its ASMs with a clear and mutual understanding notification that they would receive a fixed weekly salary for all hours worked. The plaintiffs seek unpaid overtime, punitive damages, and attorneys’ fees. The Company believes that adequate provisions have been made for probable losses in this case and such amounts are not material. However, in light of the early stage of the case and the inherent uncertainty of litigation, the Company is unable to estimate a reasonably possible range of loss in this matter. Office Depot intends to vigorously defend itself in this lawsuit.

OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of June 25, 2016, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these environmental liabilities, our estimated range of reasonably possible losses was approximately $10 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s business.

Item 1A. Risk Factors.

Except for the update in the risk factor set below, there have been no material changes in our risk factors from those previously disclosed in the Company’s 2015 Form 10-K.

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

We also sponsor a defined benefit pension plan in the United Kingdom, which is associated with a 2003 European acquisition and covers a limited number of employees in Europe. During 2008, curtailment of that plan was approved by the trustees and future service benefits ceased for the remaining employees. At date of the last valuation, this plan was in a net asset position. However, changes in the United Kingdom’s financial market following the decision to leave the European Union may change the funding status of the plan and we may be required to make contributions in future periods in order to maintain required funding levels. Required future contributions could have an adverse impact on our cash flows and our financial results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the second quarter of 2016, the Company repurchased approximately 7 million shares of its common stock in connection with the share repurchase program that was approved by the Board of Directors in May 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs
March 27 – April 23, 2016	—	$—	—
April 24 – May 21, 2016	—	—	—
May 22 – June 25, 2016	7,358,796	3.48	7,358,796	(b	)

Total	7,358,796	$3.48	7,358,796

(a)	This amount represents the weighted average price paid per share and includes a per share commission paid.
(b)	In May 2016, the Company’s Board of Directors authorized a stock repurchase program of up to $100 million of its outstanding common stock. The stock repurchase authorization permits the Company to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The program, which extends for a period of 12 months, may be suspended or discontinued at any time. As of June 25, 2016, $74 million remains available for repurchase under the current authorization.

On August 3, 2016, the Company announced that the Board of Directors increased the stock purchase program from $100 million to $250 million.

The exact number and timing of share repurchases will depend on market conditions and other factors, and will be funded through existing liquidity.

At June 25, 2016, pursuant to an indenture, dated as of March 14, 2012, we have restrictions on the amount of cash dividends we can pay.

In August 2016, the Board of Directors approved initiation of a quarterly dividend of $0.025 per share of common stock, payable on September 15, 2016 to shareholders of record at the close of business August 25, 2016.

Item 6. Exhibits.

Exhibits

10.1	Termination Agreement, dated as of May 16, 2016, by and among Office Depot, Inc., Staples, Inc. and Staples AMS, Inc. (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on May 17, 2016)

10.2	Form of Second Amended and Restated Credit Agreement, dated as of May 13, 2016, among Office Depot, Inc. and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., London Branch, as European Administrative Agent and European Collateral Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and US Collateral Agent, and the other lenders therein. (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on May 17, 2016)

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Section 1350 Certification

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC.
(Registrant)

Date: August 3, 2016	By:	/s/ Roland C. Smith
Roland C. Smith
Chief Executive Officer and
Chairman, Board of Directors
(Principal Executive Officer)

Date: August 3, 2016	By:	/s/ Stephen E. Hare
Stephen E. Hare
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2016	By:	/s/ Kim Moehler
Kim Moehler
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)