Form 10-Q
period 2016-09-24
OFFICE DEPOT INC
filed 2016-11-02
CIK 800240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 24, 2016

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At September 24, 2016, there were 528,383,116 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 24,	September 26,	September 24,	September 26,
	2016	2015	2016	2015
Sales	$2,836	$3,046	$8,295	$8,961
Cost of goods sold and occupancy costs	2,110	2,259	6,241	6,754

Gross profit	726	787	2,054	2,207
Selling, general and administrative expenses	569	626	1,694	1,852
Asset impairments	9	1	9	10
Merger, restructuring, and other operating (income) expenses, net	31	79	(122)	204

Operating income	117	81	473	141
Other income (expense):
Interest income	6	5	17	16
Interest expense	(19)	(22)	(63)	(69)
Loss on extinguishment of debt	(15)	—	(15)	—
Other income (expense), net	1	(1)	1	—

Income from continuing operations before income taxes	90	63	413	88
Income tax expense (benefit)	(240)	21	(211)	28

Net income from continuing operations	330	42	624	60
Discontinued operations, net of tax	(286)	(36)	(324)	(67)

Net income (loss)	$44	$6	$300	$(7)

Basic earnings (loss) per share
Continuing operations	$0.62	$0.08	$1.15	$0.11
Discontinued operations	(0.54)	(0.07)	(0.60)	(0.12)

Net earnings (loss) per share	$0.08	$0.01	$0.55	$(0.01)

Diluted earnings (loss) per share
Continuing operations	$0.61	$0.08	$1.13	$0.11
Discontinued operations	(0.54)	(0.07)	(0.60)	(0.12)

Net earnings (loss) per share	$0.08	$0.01	$0.54	$(0.01)

Dividends per common share	$0.025	$—	$0.025	$—

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the Office Depot, Inc. Form 10-K filed February 23, 2016 (the “2015 Form 10-K”).

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	September 24,	September 26,	September 24,	September 26,
	2016	2015	2016	2015
Net income (loss)	$44	$6	$300	$(7)
Other comprehensive income (loss), net of tax where applicable:
Foreign currency translation adjustments	2	(22)	14	(73)
Other	1	—	(1)	—

Total other comprehensive income (loss), net of tax, where applicable	3	(22)	13	(73)

Comprehensive income (loss)	$47	$(16)	$313	$(80)

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2015 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	September 24, 2016	December 26, 2015
Assets
Current assets:
Cash and cash equivalents	$801	$860
Receivables, net	718	746
Inventories	1,216	1,406
Prepaid expenses and other current assets	85	92
Current assets of discontinued operations	580	956

Total current assets	3,400	4,060
Property and equipment, net	601	665
Goodwill	363	363
Other intangible assets, net	38	53
Timber notes receivable	890	905
Deferred income taxes	377	11
Other assets	212	212
Non-current assets of discontinued operations	—	173

Total assets	$5,881	$6,442

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$886	$987
Accrued expenses and other current liabilities	889	1,074
Income taxes payable	—	9
Short-term borrowings and current maturities of long-term debt	28	51
Current liabilities of discontinued operations	519	622

Total current liabilities	2,322	2,743
Deferred income taxes and other long-term liabilities	368	421
Pension and postretirement obligations, net	179	182
Long-term debt, net of current maturities	360	628
Non-recourse debt	803	819
Non-current liabilities of discontinued operations	—	46

Total liabilities	4,032	4,839

Commitments and contingencies
Stockholders’ equity:
Common stock—authorized 800,000,000 shares of $.01 par value; issued shares – 557,523,542 in September 2016 and 554,835,306 in December 2015	6	6
Additional paid-in capital	2,621	2,607
Accumulated other comprehensive income	43	30
Accumulated deficit	(682)	(982)
Treasury stock, at cost – 29,140,426 shares in 2016 and 5,915,268 shares in 2015	(139)	(58)

Total equity	1,849	1,603

Total liabilities and stockholders’ equity	$5,881	$6,442

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2015 Form 10-K.

OFFICE DEPOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	39 Weeks Ended
	September 24, 2016	September 26, 2015
Cash flows from operating activities of continuing operations:
Net income (loss)	$300	$(7)
Loss from discontinued operations, net of tax	(324)	(67)

Net income from continuing operations	624	60

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140	197
Charges for losses on inventories and receivables	49	41
Deferred income taxes	(235)	—
Loss on extinguishment of debt	15	—
Asset impairments	9	10
Changes in working capital and other	(155)	(247)

Net cash provided by operating activities of continuing operations	447	61

Cash flows from investing activities of continuing operations:
Capital expenditures	(71)	(109)
Acquisition, net of cash acquired	—	(9)
Proceeds from disposition of assets and other	14	63

Net cash used in investing activities of continuing operations	(57)	(55)

Cash flows from financing activities of continuing operations:
Net proceeds on employee share-based transactions	—	7
Net payments on long and short-term borrowings	(42)	(24)
Loss on extinguishment of debt	(12)	—
Cash dividends on common stock	(13)	—
Debt retirement	(250)	—
Debt related fees	(6)	(1)
Repurchase of common stock for treasury	(81)	—

Net cash used in financing activities of continuing operations	(404)	(18)

Cash flows from discontinued operations:
Operating activities of discontinued operations	(113)	(61)
Investing activities of discontinued operations	(4)	(12)
Financing activities of discontinued operations	3	1

Net cash used in discontinued operations	(114)	(72)

Effect of exchange rate changes on cash and cash equivalents	2	(29)
Net decrease in cash and cash equivalents	(126)	(113)

Cash and cash equivalents at beginning of period	1,069	1,071

Cash and cash equivalents at end of period-total	943	958
Cash and cash equivalents of discontinued operations	(142)	(141)

Cash and cash equivalent at end of the period-continuing operations	$801	$817

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements in the 2015 Form 10-K.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: Office Depot, Inc., including consolidated subsidiaries (“Office Depot” or the “Company”), is a global supplier of office products and services. The Company currently operates under several banners, including Office Depot ® and OfficeMax ® and utilizes proprietary company and product brand names. The Company’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol “ODP.” As of September 24, 2016, the Company sold to customers throughout North America, Europe, and the Asia/Pacific region. The businesses in North America operate through two reportable segments (or “Divisions”): North American Retail Division and North American Business Solutions Division. The businesses in Europe and the Asia/Pacific region operate through what previously was reported as the International Division.

In September 2016, the Company’s Board of Directors committed to a plan to sell substantially all of the International Division operations (the “International Operations”). Accordingly, the Company has presented the International Operations as discontinued operations beginning in the third quarter 2016. The Company has reclassified the financial results of the International Operations to Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The Company also reclassified the related assets and liabilities as current and non-current assets and liabilities of discontinued operations on the accompanying Condensed Consolidated Balance Sheets as of September 24, 2016 and December 26, 2015. Cash flows from the Company’s discontinued operations are presented in the Condensed Consolidated Statements of Cash Flows for all periods. Certain portions of the International Division assets and operations are being retained or did not meet the held for sale criteria at September 24, 2016 and therefore remain in continuing operations, with prior periods adjusted, where appropriate. Additional information on the planned dispositions is provided in Note 3. Refer to Note 11 for additional Division information.

The Condensed Consolidated Financial Statements as of September 24, 2016 and for the 13-week and 39-week periods ended September 24, 2016 (also referred to as “the third quarter of 2016” and “the year-to-date 2016”) and September 26, 2015 (also referred to as “the third quarter of 2015” and “the year-to-date 2015”) are unaudited. However, in management’s opinion, these condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary to provide a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.

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

Cash Management: The cash management process generally utilizes zero balance accounts which provide for the settlement of the related disbursement and cash concentration accounts on a daily basis. Trade accounts payable and Accrued expenses and other current liabilities as of September 24, 2016 and December 26, 2015 included $18 million and $32 million, respectively, of amounts not yet presented for payment drawn in excess of disbursement account book balances, after considering offset provisions.

At September 24, 2016, cash and cash equivalents from continuing operations but held outside the United States amounted to $50 million. Additionally, $142 million of cash held outside the United States was included in current assets of discontinued operations.

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

The Company continues to assess the impact this new standard will have on its Consolidated Financial Statements and has not yet decided on which adoption alternative to apply. However, based on this ongoing assessment, the Company expects that the new standard will require the impacts of its loyalty programs to be presented as a reduction of revenue, rather than as cost accruals as is permitted under existing accounting rules. Also, costs associated with catalogs will be expensed as incurred, rather than capitalized and amortized over the anticipated benefit period. Additionally, the timing of revenue recognition will be accelerated for items where the Company’s performance obligation is complete, such as certain commission arrangements, and delayed where performance obligations remain, such as certain coupons and incentives offered from time-to-time. The Company has not yet quantified these expected impacts.

In February 2016, the FASB issued an accounting standards update which will require lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The accounting treatment for lessors will remain relatively unchanged. The accounting standards update also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Lessees and lessors are required to use a modified retrospective transition method for existing leases and accordingly, apply the new accounting model for the earliest year presented in the financial statements. The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements but anticipates it will result in significant right of use assets and related liabilities associated with our operating leases. Substantially all of the Company’s retail store locations and supply chain facilities are subject to operating lease arrangements. The Company has not yet decided on the period of adoption.

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

NOTE 2. ACQUISITION, MERGER AND RESTRUCTURING

Merger and Restructuring

In recent years, the Company has taken actions to adapt to changing and competitive conditions. These actions include closing facilities, consolidating functional activities, eliminating redundant positions, disposing of businesses and assets, and taking actions to improve process efficiencies. In 2013, the OfficeMax merger (the “Merger”) was completed and integration activities similar to the actions described above began. The Company also assumed certain restructuring liabilities previously recorded by OfficeMax. In mid-2014, the Company’s real estate strategy (the “Real Estate Strategy”) identified 400 retail stores for closure and integration of the supply chain. During the second quarter of 2016, the Company completed the retail store closures under this program. The changes to the supply chain are anticipated to be complete in 2017.

Staples Acquisition and Merger Agreement Termination

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

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

On December 7, 2015, the United States Federal Trade Commission (the “FTC”) informed Office Depot and Staples that it intended to block the Staples Acquisition. On the same date, Office Depot and Staples announced their intent to contest the FTC’s decision to challenge the transaction. On May 10, 2016, the U.S. District Court for the District of Columbia granted the FTC’s request for a preliminary injunction against the proposed acquisition, and as a result, the companies terminated the Staples Merger Agreement on May 16, 2016. Per the terms of the termination agreement, Staples paid Office Depot a fee of $250 million in cash on May 19, 2016 (“Termination Fee”), which is included in Merger, restructuring and other operating (income) expenses, net in the Condensed Consolidated Statements of Operations and in Net cash provided by operating activities of continuing operations in the Condensed Consolidated Statements of Cash Flows.

Comprehensive Business Review

During August 2016, the Company announced the results of a comprehensive business review and strategy (the “Comprehensive Business Review”), which, among other things, includes a plan to close approximately 300 additional retail stores in North America over the next three years, and to lower operating and general and administrative expenses through efficiencies and organizational optimization. The significant components of the cost saving programs activities are discussed below. Additionally, the Company indicated that as part of this process, it would continue exploration of strategic alternatives regarding the European business that had been initiated by Staples as part of their attempt to get European Union regulatory approval of the Staples Acquisition.

Merger, restructuring, and other operating (income) expenses, net

The Company presents Merger, restructuring and other operating (income) expenses, net on a separate line in the Condensed Consolidated Statements of Operations to identify these activities apart from the activities to sell to and service its customers. These expenses and income are not included in the determination of Division operating income. The table below and narrative that follows provides the major components of Merger, restructuring and other operating (income) expenses, net.

	Third Quarter		Year-to-Date
(In millions)	2016	2015	2016	2015
Merger related expenses
Severance, retention, and relocation	$—	$4	$—	$15
Transaction and integration	8	16	30	69
Facility closure, contract termination, and other costs, net	4	18	21	32

Total Merger related expenses	12	38	51	116

Staples Acquisition (income) expenses
Retention	—	26	15	58
Transaction	4	15	43	30
Termination Fee	—	—	(250)	—

Total Staples Acquisition (income) expenses	4	41	(192)	88

Comprehensive Business Review expenses
Severance	9	—	13	—
Other related expenses	6	—	6	—

Total Comprehensive Business Review expenses	15	—	19	—

Total Merger, restructuring and other operating (income) expenses, net	$31	$79	$(122)	$204

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Merger related expenses

Severance, retention, and relocation reflect expenses incurred for the integration of staff functions and include termination benefits for certain retail and supply chain closures. Such benefits are being accrued through the anticipated facility closure date. Severance calculations consider factors such as the expected timing of store closures, terms of existing severance plans, expected employee turnover and attrition.

Transaction and integration expenses include integration-related professional fees, incremental temporary contract labor, salary and benefits for employees dedicated to the Merger activity, travel costs, non-capitalizable software integration costs, and other direct costs to combine the companies. Such costs are being recognized as incurred.

Facility closure, contract termination, and other costs, net primarily relate to facility closure accruals, contract termination cost, gains and losses on asset dispositions, and accelerated depreciation. Facility closure expenses include amounts incurred by the Company to close retail stores in the United States as part of the Real Estate Strategy, as well as supply chain facilities. During year-to-date 2016 the Company recognized gains of $1 million from the sale of warehouse facilities that had been classified as assets held for sale. During the third quarter and year-to-date 2015, the Company recognized gains of $6 million and $25 million, respectively, from the sale of warehouse facilities that had been classified as assets held for sale. The gains are included in Merger, restructuring and other operating (income) expenses, net, as the dispositions were part of the supply chain integration associated with the Merger.

Staples Acquisition (income) expenses

Expenses include retention accruals and transaction costs, including costs associated with regulatory filings and professional fees, offset by the Termination Fee income.

Comprehensive Business Review expenses

Expenses include severance, facility closure costs, contract termination and accelerated depreciation associated with the announced closure of approximately 300 retail store locations through 2018, as well as severance and reorganization costs associated with reductions in staff functions. Severance costs are being accrued through the anticipated facility closure or termination date and consider timing, terms of existing severance plans, expected employee turnover and attrition.

Asset impairments related to the restructuring initiatives are not included in the table above. Refer to Note 9 for further information.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Merger and Restructuring Accruals

The activity in the merger and restructuring accruals is presented in the table below. The total $122 million income presented in Merger, restructuring and other operating (income) expenses, net in the year-to-date 2016 Condensed Consolidated Statement of Operations, includes the $250 million Termination Fee. Excluding the Termination Fee, expenses of $128 million were incurred in the year-to-date 2016, of which $41 million relate to Merger and restructuring liabilities and are included as Charges incurred in the table below. The remaining $87 million expense is comprised of $43 million Staples Acquisition transaction expenses, $30 million Merger transaction and integration expenses and $14 million in other expenses. These amounts are excluded from the table below because they are recorded as incurred or earned, non-cash, or otherwise not associated with Merger and restructuring balance sheet accounts.

		Year-to-Date 2016
(In millions)	December 26, 2015	Charges Incurred	Cash Payments	Lease Accretion and Other Adjustments	September 24, 2016
Termination benefits
Merger related accruals	$16	$—	$(6)	$(2)	$8
Comprehensive Business Review	—	13	(5)	—	8
Lease and contract obligations, accruals for facilities closures and other costs
Merger related accruals	77	16	(51)	3	45
Other restructuring accruals	14	(1)	(7)	1	7
Acquired entity accruals	25	(2)	(6)	3	20
Staples Acquisition related accruals	64	15	(79)	—	—

Total	$196	$41	$(154)	$5	$88

The short-term and long-term components of these liabilities are included in Accrued expenses and other current liabilities and Deferred income taxes and other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheets.

Assets held for sale

Certain facilities identified for closure through integration and other activities have been accounted for as assets held for sale. Assets held for sale primarily consist of supply chain facilities, and are presented in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The assets held for sale activity in the year-to-date 2016 is presented in the table below.

(In millions)
Balance as of December 26, 2015	$30
Additions	6
Dispositions	(7)

Balance as of September 24, 2016	$29

Gains on dispositions associated with Merger or restructuring activities will be recognized at the Corporate level and included when realized in Merger, restructuring and other operating (income) expenses, net in the Condensed Consolidated Statements of Operations. Losses, if any, are recognized when classified as held for sale. Gains or losses associated with dispositions of properties not associated with Merger or restructuring activities will be presented as a component of operations when the related accounting criteria are met.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 3. DISCONTINUED OPERATIONS

In the second quarter of 2016, following termination of the Staples Agreement, the Company disclosed its intention to explore strategic alternatives regarding its European business of the International Division.

On September 23, 2016, the Company announced that it had received an irrevocable offer from Aurelius Rho Invest DS GmbH, a subsidiary of The AURELIUS Group (the “Purchaser”) to acquire the Company’s European business operations (the “European Business”). The transaction is structured as an equity sale, for nominal consideration, with the Purchaser acquiring the European Business with its operating assets and liabilities.

The Purchaser offered to purchase the European Business on the terms and conditions set out in a form of sale and purchase agreement. Upon completion of the consultation with central works council in France, the Company will have an option to enter into a definitive sale and purchase agreement (the “SPA”). If the Company does not exercise the option within the prescribed time period, the Company will be required to pay a EUR 5 million fee to the Purchaser. The transaction is subject to receipt of antitrust clearance (or expiration of the relevant waiting period) of the European Commission and contains certain indemnities from the Company. The SPA contains certain warranties of the Company and the Purchaser, with the Company’s warranties limited to an aggregate of EUR 10 million. The Company is optimistic that the transaction can close by the end of 2016. The Company will retain responsibility for the European defined benefit pension plan which is frozen and covers a limited number of employees in the United Kingdom.

The offer to purchase includes a required maintenance of working capital components up to the time of closing. Any deficiency at closing would result in an increase to the estimated loss on classification as discontinued operations that was recognized in the third quarter of 2016. The Company will provide various transition services to the Purchaser for six to 24 months under a separate agreement.

In addition to approving the sale of the European Business in the third quarter of 2016, the Company’s Board of Directors approved a plan to sell substantially all of the remaining operations of the International Division. The Company is actively marketing for sale the businesses in South Korea, mainland China, Australia and New Zealand and expects to complete the dispositions within 12 months. As such, the assets and liabilities of the entities expected to be sold were classified as held for sale. Collectively, the International Division dispositions represent a strategic shift that has a major impact on the Company’s operations and financial results. Accordingly, the operations of the International Division businesses classified as held for sale also have been reported as discontinued operations, beginning in the third quarter 2016. The retained sourcing and trading operations of the former International Division are presented as Other in Note 11, Division Information.

The contract price for the European business was below the entity’s carrying value, resulting in an incremental impairment charge to reduce the carrying value of European long-lived assets, with the remainder considered a valuation allowance against the remaining assets. The loss on classification as discontinued operations relating to the remaining entities was measured at the lower of carrying value or estimated fair value less costs to sell and is included in the valuation allowance in the balance sheet as shown below. Completion of the sale of the European Business and sales of the remaining international operations may be for amounts different from the third quarter 2016 estimates and will be evaluated each reporting period until the dispositions are complete. Additionally, cumulative translation adjustments currently presented in Accumulated other comprehensive income will be recognized as part of the loss as dispositions are finalized. Substantially all of the foreign currency translation adjustments reported in Note 6 relate to entities in the former International Division.

In accordance with the Company’s annual goodwill impairment test as of the first day of the third quarter, the $15 million of goodwill in the Australia/New Zealand reporting unit was considered impaired based on a decrease in the long-term projected cash flows and related estimated terminal value of that business.

Restructuring charges incurred by the International Division that previously have been presented as part of Corporate costs have been included in the measurement and presentation of discontinued operations.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

The major components of Discontinued operations, net of tax presented in the Condensed Consolidated Statements of Operations include the following.

	Third Quarter		Year-to-Date
(In millions)	2016	2015	2016	2015
Sales	$583	$644	$1,886	$2,046
Cost of goods sold and occupancy costs	462	495	1,489	1,565
Operating expenses	139	147	435	464
Asset impairments	90	—	90	—
Restructuring charges	—	31	10	70
Interest income	—	—	—	2
Interest expense	—	—	(4)	(2)
Other income (expense), net	—	(1)	(1)	1
Loss on classification as discontinued operations	(304)	—	(304)	—
Income tax expense (benefit)	(126)	6	(123)	15

Discontinued operations, net of tax	$(286)	$(36)	$(324)	$(67)

Assets and liabilities of discontinued operations presented in the Condensed Consolidated Balance Sheets as of September 24, 2016, and December 26, 2015 include the following.

(In millions)	September 24, 2016	December 26, 2015
Assets
Cash and cash equivalents	$142	$209
Receivables, net	375	420
Inventories	259	292
Prepaid expenses and other current assets	47	35
Property and equipment, net	33	—
Other assets	21	—
Valuation allowance	(297)	—

Current assets of discontinued operations	$580	$956

Property and equipment, net	—	119
Goodwill	—	15
Other assets	—	39

Non-current assets of discontinued operations	$—	$173

Liabilities
Trade accounts payable	$235	$331
Accrued expenses and other current liabilities	228	282
Income taxes payable	6	4
Short-term borrowings and current maturities of long-term debt	10	5
Deferred income taxes and other long-term liabilities	35	—
Long-term debt, net of current maturities	5	—

Current liabilities of discontinued operations	$519	$622

Deferred income taxes and other long-term liabilities	—	40
Long-term debt, net of current maturities	—	6

Non-current liabilities of discontinued operations	$—	$46

Cash flows from discontinued operations for the year-to-date periods ended September 24, 2016 and September 26, 2015 include the following.

	Year-to-Date
(In millions)	September 24, 2016	September 26, 2015
Depreciation and amortization	$19	$23
Capital expenditures	$6	$15

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Factoring Agreement

The sale of selected accounts receivables on a non-recourse basis to an unrelated financial institution under a factoring agreement in France remains in place. Amounts related to those sales are included in the components of discontinued operations.

NOTE 4. DEBT

Amended Credit Agreement

Based on the September borrowing base certificate, at September 24, 2016, the Company had approximately $1.1 billion of available credit under the Second Amended and Restated Credit Agreement. In May 2011, Office Depot entered into an amended and restated agreement, which was further amended and restated in May 2016 for an additional five years (the “Amended Credit Agreement”). The $1.2 billion facility will mature on May 13, 2021. The Amended Credit Agreement reduces the overall fees and applicable spread on borrowing and modifies certain covenants to provide additional flexibility for incremental indebtedness, acquisitions, asset sales and restricted payments. In connection with the May 2016 amendment, the Company recorded $6 million in debt acquisition costs, which are included in Other assets in the Condensed Consolidated Balance Sheet and will be amortized ratably through May 2021. Upon completion of the sale of the European Business, the European entities and associated collateral will be removed from the Amended Credit Agreement.

As of September 24, 2016, letters of credit outstanding under the Amended Credit Agreement totaled $90 million. There were no borrowings under the Amended Credit Agreement in the third quarter of 2016.

Senior Secured Notes

On September 15, 2016, the Company redeemed its outstanding 9.75% Senior Secured Notes due 2019 (the “Senior Secured Notes”) which had an aggregate principal outstanding of $250 million. The Notes were redeemed for cash at the outstanding principal plus a $12 million premium calculated as 4.875% of the principal amount. The total payment amounted to $262 million, plus accrued interest. The premium and recognition of the remaining deferred debt issue costs totaled $15 million and are presented as Loss on extinguishment of debt in the Condensed Consolidated Statements of Operations for third quarter and year-to-date 2016. The cash amounts of the premium paid are reflected as financing activities in the Condensed Consolidated Statements of Cash Flows.

Other

The Company was in compliance with all applicable financial covenants at September 24, 2016.

NOTE 5. INCOME TAXES

The effective tax rates for the third quarter and year-to-date 2016 continued to be primarily impacted by the Company’s U.S. federal and state valuation allowance. Year-to-date, the Company has experienced a lower than expected effective rate due to the utilization of certain deferred tax assets during the year whose benefits were limited in prior periods due to the valuation allowance. In the third quarter, the Company recognized a discrete non-cash income tax benefit for the reversal of the majority of the remaining U.S. federal and state valuation allowance. The effective tax rate in the third quarter was also impacted by other nondeductible expenses and the deductibility of certain formerly non-deductible expenses. Due to the Company’s valuation allowances and related reversals, interim income tax reporting is likely to result in significant variability of the effective tax rate throughout the remainder of the year. Changes in pretax income projections and the mix of income across jurisdictions could also impact the effective tax rate each quarter.

As of the third quarter of 2016, the Company concluded that it was more likely than not that a benefit from a substantial portion of its U.S. federal and state deferred tax assets would be realized. This conclusion was based on a detailed evaluation of all available positive and negative evidence and the weight of such evidence, the current financial position and results of operations for the current and preceding years, and the expectation of continued earnings. The Company determined that approximately $400 million of its U.S. federal and state valuation allowance should be reversed in 2016, with approximately $240 million in the third quarter as a discrete non-cash income tax benefit in the third quarter and the remainder as an adjustment to the estimated annual effective tax rate.

After the 2016 reversal, the Company will have a U.S. valuation allowance for certain U.S. federal credits and state tax attributes. The remaining valuation allowances relate to deferred tax assets that require certain types of income or for income to be earned in certain jurisdictions in order to be realized. The Company will continue to assess the realizability of its deferred tax assets in the U.S. and remaining foreign jurisdictions in future periods.

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

It is not reasonably possible that certain tax positions will be resolved within the next 12 months. Additionally, the Company anticipates that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made.

NOTE 6. STOCKHOLDERS’ EQUITY

The following table reflects the changes in stockholders’ equity.

(In millions)
Stockholders’ equity at December 26, 2015	$1,603
Net income	300
Repurchase of common stock for treasury	(81)
Dividends paid on common stock	(13)
Other comprehensive income	13
Amortization of long-term incentive stock grants	27

Stockholders’ equity at September 24, 2016	$1,849

Accumulated other comprehensive income (loss) activity, net of tax, where applicable, is provided in the following table:

(In millions)	Foreign Currency Translation Adjustments	Change in Deferred Pension and Other	Total
Balance at December 26, 2015	$108	$(78)	$30
Other comprehensive income (loss) activity before reclassifications	14	(1)	13

Net other comprehensive income (loss)	14	(1)	13

Balance at September 24, 2016	$122	$(79)	$43

Treasury Stock

In May 2016, the Company’s Board of Directors authorized a stock repurchase program of up to $100 million of its outstanding common stock. In August 2016, the Board of Directors authorized increasing the share repurchase program to $250 million. The stock repurchase authorization permits the Company to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The authorization extends to the end of 2018 and may be suspended or discontinued at any time. The exact number and timing of share repurchases will depend on market conditions and other factors, and will be funded through existing liquidity.

Under the stock repurchase program, in the third quarter 2016, the Company purchased approximately 16 million shares at a cost of $55 million. In year-to-date 2016, the Company purchased approximately 23 million shares at a cost of $81 million. As of September 24, 2016, $169 million remains available for repurchase under the current authorization. Refer to Item 2 Unregistered Sales of Equity Securities and Use of Proceeds for more information.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Dividends on Common Stock

In August 2016, the Board of Directors declared a cash dividend of $0.025 per share on its common stock. The total per share dividend of $0.025 was paid in September 2016 to shareholders of record at the close of business on August 25, 2016, resulting in a total cash payment of $13 million. Dividends have been recorded as a reduction to additional paid-in capital as the Company is in an accumulated deficit position.

NOTE 7. EARNINGS PER SHARE

The following table represents the calculation of net earnings (loss) per common share – basic and diluted:

	Third Quarter		Year-to-Date
(In millions, except per share amounts)	2016	2015	2016	2015
Basic Earnings Per Share
Numerator:
Net income from continuing operations	$330	$42	$624	$60
Loss from discontinued operations, net of tax	(286)	(36)	(324)	(67)

Net income (loss)	$44	$6	$300	$(7)

Denominator:
Weighted-average shares outstanding	535	548	545	546
Basic earnings (loss) per share:
Continuing operations	$0.62	$0.08	$1.15	$0.11
Discontinued operations	(0.54)	(0.07)	(0.60)	(0.12)

Net earnings (loss)	$0.08	$0.01	$0.55	$(0.01)

Diluted Earnings Per Share
Numerator:
Net income from continuing operations	$330	$42	$624	$60
Loss from discontinued operations, net of tax	(286)	(36)	(324)	(67)

Net income (loss)	$44	$6	$300	$(7)

Denominator:
Weighted-average shares outstanding	535	548	545	546
Effect of dilutive securities:
Stock options and restricted stock	10	8	8	9

Diluted weighted-average shares outstanding	545	556	553	555
Diluted earnings (loss) per share
Continuing operations	$0.61	$0.08	$1.13	$0.11
Discontinued operations	(0.54)	(0.07)	(0.60)	(0.12)

Net earnings (loss)	$0.08	$0.01	$0.54	$(0.01)

Awards of stock options and nonvested shares representing approximately 6 million and 7 million additional shares of common stock were outstanding for the third quarter and year-to-date 2016, respectively, and 3 million and less than 1 million for the third quarter and year-to-date 2015, respectively, but were not included in the computation of diluted weighted-average shares outstanding because their effect would have been antidilutive. Additionally, the Stock options and restricted stock amounts are not included in the Diluted Earnings Per Share amounts of the Loss from discontinued operations, net of tax and the year-to-date 2015 Net earnings (loss) as the impacts would have been antidilutive.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 8. EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans – North America

The components of net periodic pension benefit for the Company’s North American pension plans are as follows:

	Third Quarter		Year-to-Date
(In millions)	2016	2015	2016	2015
Service cost	$2	$1	$5	$3
Interest cost	11	11	34	34
Expected return on plan assets	(14)	(14)	(41)	(42)

Net periodic pension (benefit) expense	$(1)	$(2)	$(2)	$(5)

In the year-to-date 2016, $2 million of cash contributions were made to the North American pension plans. The Company expects to make additional cash contributions of $1 million to the North American pension plans in the remainder of 2016.

Pension Plan – Europe

The components of net periodic pension benefit for the Company’s European pension plan are as follows:

	Third Quarter		Year-to-Date
(In millions)	2016	2015	2016	2015
Service cost	$—	$—	$—	$—
Interest cost	2	2	6	6
Expected return on plan assets	(3)	(3)	(9)	(10)

Net periodic pension (benefit) expense	$(1)	$(1)	$(3)	$(4)

As part of the agreement to sell the European Business, the Company retained the European defined benefit pension plan and agreed to contribute GBP 20 million to the plan prior to closing the transaction, which is expected before the end of 2016.

Net periodic pension benefits for the North American and European pension and other postretirement benefit plans are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

NOTE 9. DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Instruments and Hedging Activities

As a global supplier of office products and services the Company is exposed to risks associated with changes in foreign currency exchange rates, fuel and other commodity prices and interest rates. Depending on the exposure, settlement timeframe and other factors, the Company may enter into derivative transactions to mitigate those risks. Financial instruments authorized under the Company’s established risk management policy include spot trades, swaps, options, caps, collars, forwards and futures. Use of derivative financial instruments for speculative purposes is expressly prohibited by the Company’s policies. The Company may designate and account for such qualifying arrangements as hedges or reflect current mark-to-market impacts of non-qualifying economic hedge arrangements currently in earnings. As of September 24, 2016, the foreign exchange and fuel contracts extended through December 2016 and January 2017, respectively.

The fair values of the Company’s foreign currency contracts and fuel contracts are the amounts receivable or payable to terminate the agreements at the reporting date, taking into account current interest rates, exchange rates and commodity prices. The values are based on market-based inputs or unobservable inputs that are corroborated by market data. Amounts associated with derivative financial instruments were not significant for the reported periods. The Company’s foreign currency risk will be substantially reduced upon completion of the sale of the discontinued operations.

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

The following table presents information about financial instruments at the balance sheet dates indicated.

	September 24, 2016		December 26, 2015
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Timber notes receivable	$890	$910	$905	$909
Company-owned life insurance	87	87	88	88
Financial liabilities
Recourse debt
9.75% senior secured notes, due 2019	—	—	250	265
7.35% debentures, due 2016	—	—	18	18
Revenue bonds, due in varying amounts periodically through 2029	186	186	186	186
American & Foreign Power Company, Inc. 5% debentures, due 2030	14	11	14	13
Non-recourse debt	803	822	819	825

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	Timber notes receivable: Fair value is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms with comparable credit risk (Level 2 measure).

•	Company-owned life insurance: In connection with the Merger, the Company acquired company owned life insurance policies on certain former employees. The fair value of the company-owned life insurance policies is derived using determinable net cash surrender value (Level 2 measure).

•	Recourse debt: Recourse debt for which there were no transactions on the measurement date was valued based on quoted market prices near the measurement date when available or by discounting the future cash flows of each instrument using rates based on the most recently observable trade or using rates currently offered to the Company for similar debt instruments of comparable maturities (Level 2 measure).

•	Non-recourse debt: Fair value is estimated by discounting the future cash flows of the instrument at rates currently available to the Company for similar instruments of comparable maturities (Level 2 measure).

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

Fair Value Estimates Used in Impairment Analyses

North American Retail Division

The Company recognized $9 million of asset impairment charges associated with continuing operations in the third quarter and year-to-date 2016 and $1 million and $10 million in the third quarter and year-to-date 2015, respectively. The third quarter 2016 impairment charge includes $5 million related to impairment of favorable lease intangible assets and $4 million related to operating retail store assets. The impairment of store assets reflects the impact of shortening the anticipated use periods of certain retail store locations in accordance with the Comprehensive Business Review. The analysis of future cash flows included a projection of declining sales, constant gross margins and operating expenses consistent with recent performance. A 100 basis point decrease in anticipated sales for all periods in the forecast horizon would have increased the impairment charge $4 million. A 50 basis point decrease in anticipated gross margins for all periods would have increased the impairment charge $1 million. Additionally, the planned early closure of certain locations and assessment of likely termination of lease renewal options resulted in impairment of favorable lease intangible assets remaining from the Merger. The year-to-date 2015 charges include approximately $1 million impairment of favorable lease intangible asset values following the identification of closing locations where future intangible asset recovery was considered unlikely.

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

OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of September 24, 2016, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these environmental liabilities, our estimated range of reasonably possible losses was approximately $10 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations or cash flows.

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

NOTE 11. DIVISION INFORMATION

Following the decision to sell the European Business and substantially all of the remaining operations that previously were presented as the International Division, and their presentation as discontinued operations, the Company has two operating segments which are also the reportable segments: North American Retail Division and North American Business Solutions Division. The North American Retail Division includes retail stores in the United States, including Puerto Rico and the U.S. Virgin Islands, which offer office supplies, technology products and solutions, business machines and related supplies, facilities products, and office furniture. Most stores also have a copy and print center offering printing, reproduction, mailing and shipping services. The North American Business Solutions Division sells office supply products and services in Canada and the United States, including Puerto Rico and the U.S. Virgin Islands. North American Business Solutions Division customers are served through dedicated sales forces, through catalogs, telesales, and electronically through its Internet sites.

The retained operations previously included in the International Division are not significant at September 24, 2016 and have been presented as Other.

The office supply products and services offered across the segments are similar. Division operating income is determined based on the measure of performance reported internally to manage the business and for resource allocation. This measure charges to the respective Divisions those expenses considered directly or closely related to their operations and allocates support costs. Certain operating expenses and credits are not allocated to the Divisions including Asset impairments and Merger, restructuring and other operating (income) expenses, net, as well as expenses and credits retained at the Corporate level, including certain management costs and legacy pension and environmental matters. Other companies may charge more or less of these items to their segments and results may not be comparable to similarly titled measures used by other entities.

The following is a summary of Sales and Division operating income by each of the Divisions, reconciled to consolidated totals, after the elimination of the discontinued operations for all periods.

	Sales
	Third Quarter		Year-to-Date
(In millions)	2016	2015	2016	2015
North American Retail Division	$1,482	$1,604	$4,237	$4,599
North American Business Solutions Division	1,348	1,438	4,046	4,348
Other	6	4	12	14

Total	$2,836	$3,046	$8,295	$8,961

	Division Operating Income
	Third Quarter		Year-to-Date
(In millions)	2016	2015	2016	2015
North American Retail Division	$105	$120	$237	$248
North American Business Solutions Division	81	66	190	186
Other	—	—	1	2

Total	$186	$186	$428	$436

OFFICE DEPOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) – (Continued)

A reconciliation of the measure of Division operating income to Consolidated income from continuing operations before income taxes is as follows:

	Third Quarter		Year-to-Date
(In millions)	2016	2015	2016	2015
Total Division operating income	$186	$186	$428	$436
Add/(subtract):
Asset impairments	(9)	(1)	(9)	(10)
Merger, restructuring and other operating income (expenses), net	(31)	(79)	122	(204)
Unallocated expenses	(29)	(25)	(68)	(81)
Interest income	6	5	17	16
Interest expense	(19)	(22)	(63)	(69)
Loss on extinguishment of debt	(15)	—	(15)	—
Other income (expense), net	1	(1)	1	—

Income from continuing operations before income taxes	$90	$63	$413	$88

As of September 24, 2016, goodwill totaled $363 million, of which $78 million was recorded in the North American Retail Division and $285 million in the North American Business Solutions Division.

As a result of the Company’s annual goodwill impairment analysis, $15 million of goodwill relating to the Australia/New Zealand reporting unit was considered impaired and included in Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations.

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

RESULTS OF OPERATIONS

OVERVIEW

The Company

Office Depot, Inc., together with its subsidiaries (“Office Depot” or the “Company”), is a global supplier of office products and services. The Company currently operates under several banners, including Office Depot ® and OfficeMax ® and utilizes proprietary company and product brand names. As of September 24, 2016, the Company sold to customers throughout North America, Europe, and the Asia/Pacific region.

Staples Acquisition

On February 4, 2015, Staples, Inc. (“Staples”) and the Company announced that the companies entered into a definitive merger agreement (the “Staples Merger Agreement”), under which Staples would acquire all of the outstanding shares of Office Depot and the Company would become a wholly owned subsidiary of Staples (the “Staples Acquisition”).

On December 7, 2015, the United States Federal Trade Commission (the “FTC”) informed Office Depot and Staples that it intended to block the Staples Acquisition. On the same date, Office Depot and Staples announced their intent to contest the FTC’s decision to challenge the transaction. On May 10, 2016, the U.S. District Court for the District of Columbia granted the FTC’s request for a preliminary injunction against the proposed acquisition, and as a result, the companies terminated the Staples Merger Agreement on May 16, 2016. Per the terms of the termination agreement, Staples paid Office Depot a fee of $250 million in cash on May 19, 2016 (“Termination Fee”) which is included in Merger, restructuring and other operating (income) expenses, net in the Condensed Consolidated Statement of Operations and in Net cash provided by operating activities of continuing operations in the Condensed Consolidated Statements of Cash Flows.

Refer to Note 2 of the Condensed Consolidated Financial Statements for expenses incurred related to the Staples Acquisition.

Disposition of the International Division – Discontinued Operations

As part of the Staples Acquisition, Staples was pursuing disposition of the Company’s operations in Europe in its attempt to get European Union regulatory approval of the proposed transaction. Following termination of the Staples Acquisition, the Company disclosed that it was considering strategic alternatives for the European operations of the International Division (the “European Business”). In September 2016, the Company announced that it had received an irrevocable offer to purchase the European Business. The disposition of the European Business is intended to allow the Company to streamline operations and focus its resources on markets that will provide the best opportunity to implement the comprehensive business review (the “Comprehensive Business Review”) discussed below. Certain assets, including the defined benefit pension plan in the United Kingdom, will be retained by the Company. In addition to approving that transaction, the Company’s Board of Directors approved a plan to sell substantially all of the remaining international operations in South Korea, mainland China, Australia and New Zealand. Accordingly, substantially all of the operations previously reported as the International Division (the “International Operations”) have been reclassified as discontinued operations, beginning in the third quarter 2016. We reclassified the financial results of the International Operations to Discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for all periods presented. The Company also reclassified the related assets and liabilities as current and non-current assets and liabilities of discontinued operations on the accompanying Condensed Consolidated Balance Sheets as of September 24, 2016 and December 26, 2015. Cash flows from the Company’s discontinued operations are presented in the Condensed Consolidated Statements of Cash Flows for all periods.

Refer to Note 3 of the Condensed Consolidated Financial Statements for additional information about the discontinued operations.

Continuing Operations

The businesses in North America operate through two reportable segments (or “Divisions”): North American Retail Division and North American Business Solutions Division. The North American Retail Division includes our retail stores in the United States, including Puerto Rico and the U.S. Virgin Islands, which offer office supplies, technology products and solutions, business machines and related supplies, facilities products, and office furniture. Most stores also have a copy and print center offering printing, reproduction, mailing and shipping services. The North American Business Solutions Division sells office supply products and services in Canada and the United States, including Puerto Rico and the U.S. Virgin Islands. North American Business Solutions Division customers are served through dedicated sales forces, catalogs, telesales, and electronically through our Internet sites.

Certain operations previously included in the International Division did not meet the criteria as held for sale at September 24, 2016 and have been presented as Other, pending resolution of how these operations will be managed in future periods.

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

A summary of certain factors impacting operating results of the continuing operations for the 13-week and 39-week periods ended September 24, 2016 (also referred to as “the third quarter of 2016” and “the year-to-date 2016”) and September 26, 2015 (also referred to as “the third quarter of 2015” and “the year-to-date 2015”) is provided below. Additional discussion of the 2016 third quarter and year-to-date results is provided in the narrative that follows this overview.

Sales reported in the third quarter and the year-to-date 2016 compared to the same periods of the prior year were significantly affected by planned retail store closures in the North American Retail Division and the prolonged Staples Acquisition attempt in the contract channel of the North American Business Solutions Division.

	Third Quarter			Year-to-Date
(In millions)	2016	2015	Change	2016	2015	Change
North American Retail Division	$1,482	$1,604	(8)%	$4,237	$4,599	(8)%
Change in comparable store sales			(2)%			(2)%
North American Business Solutions Division	1,348	1,438	(6)%	4,046	4,348	(7)%
Other	6	4		12	14

Total	$2,836	$3,046	(7)%	$8,295	$8,961	(7)%

•	Total Company’s gross margin in the third quarter of 2016 decreased approximately 20 basis points when compared to the third quarter of 2015, with a decrease in North American Retail and a flat rate in the North American Business Solutions Division. Year-to-date 2016, total Company’s gross margin increased approximately 10 basis points when compared to year-to-date 2015, with increases in both North American Retail and North American Business Solutions Divisions.

•	Total Company Selling, general and administrative expenses decreased in the third quarter and the year-to-date 2016 compared to the same periods in 2015, reflecting the closure of stores in North America, lower payroll and general and administrative expenses, and operational efficiencies and synergies.

•	Merger, restructuring and other operating (income) expense, net in the third quarter and year-to-date 2016, amounted to expense of $31 million and income of $(122) million, respectively, compared to expenses of $79 million and $204 million in the third quarter and year-to-date 2015, respectively. In the third quarter of 2016, this line item includes $12 million of expenses related to Merger activities, $4 million related to the Staples Acquisition and $15 million of expenses associated with the Comprehensive Business Review initiated in August 2016. The year-to-date 2016 period includes a credit of $250 million from the termination fee payment received during the period. Additional integration and restructuring expenses are expected to be incurred. Refer to Note 2 of the Condensed Consolidated Financial Statements for additional information about the Comprehensive Business Review.

•	The effective tax rates for the third quarter and year-to-date 2016 were primarily impacted by the reversal of a substantial portion of the Company’s U.S. federal and state valuation allowance as the Company concluded that it was more likely than not that a benefit from the related deferred tax assets would be realized. This conclusion was based on a detailed evaluation of all available positive and negative evidence and the weight of such evidence, the current financial position and results of operations for the current and preceding years, and the expectation of continued earnings. The Company determined that approximately $400 million of its U.S. federal and state valuation allowance should be reversed in 2016, with approximately $240 million in the third quarter as a discrete non-cash income tax benefit in the third quarter and the remainder as an adjustment to the estimated annual effective tax rate.

•	Diluted earnings per share from continuing operation was $0.61 in the third quarter of 2016 compared to $0.08 in the third quarter of 2015. Diluted earnings per share from continuing operations was $1.13 in the year-to-date 2016 compared to $0.11 in the year-to-date 2015.

•	Diluted earnings per share from discontinued operation was a loss of $0.54 in the third quarter of 2016 compared to a loss of $0.07 in the third quarter of 2015. Diluted earnings per share from discontinued operations was a loss of $0.60 in the year-to-date 2016 compared to a loss of $0.12 in the year-to-date 2015.

•	Net diluted earnings per share was $0.08 in the third quarter of 2016 compared to earnings of $0.01 in the third quarter of 2015. Net diluted earnings per share was $0.54 in the year-to-date 2016 compared to a loss of $0.01 in the year-to-date 2015.

•	At September 24, 2016, we had $0.8 billion in cash and cash equivalents and $1.1 billion available under the Amended Credit Agreement. Cash provided by operating activities of continuing operations was $447 million for the year-to-date 2016, compared to cash provided of $61 million in the same period of the prior year.

•	In September 2016, the Company paid a quarterly cash dividend on its common stock of $0.025 per share, resulting in a total cash payment of $13 million.

•	In September 2016, the Company redeemed the 9.75% senior secured notes due 2019 at a price equal to 104.875% of the principal amount for a total consideration of $262 million plus accrued interest of $12 million.

•	Fiscal year 2016 is a 53-week year under our retail calendar. Accordingly the fourth quarter will include 14 weeks and end on December 31, 2016.

OPERATING RESULTS

Discussion of additional income and expense items, including material charges and credits and changes in interest and income taxes follows our review of segment results.

NORTH AMERICAN RETAIL DIVISION

	Third Quarter		Year-to-Date
(In millions)	2016	2015	2016	2015
Sales	$1,482	$1,604	$4,237	$4,599
% change	(8)%	(7)%	(8)%	(8)%
Division operating income	$105	$120	$237	$248
% of sales	7%	7%	6%	5%
Comparable store sales increase (decline)	(2)%	3%	(2)%	—%

Sales in our North American Retail Division decreased 8% in the third quarter of 2016 compared to the same period in the prior year. The decrease resulted from planned store closures and a decline in comparable store sales. During the second quarter of 2016, the Company completed the 400 store closure program associated with the 2014 real estate strategy. In August 2016, the Company announced plans to close an additional 300 retail locations through 2018 as part of the Comprehensive Business Review. During the third quarter and year-to-date 2016, the North American Retail Division closed 7 and 58 stores, respectively, under these programs, ending the period with a store count of 1,506.

Comparable store sales in the third quarter of 2016 decreased 2%, reflecting lower store traffic, transaction counts and average order value and comparison to a strong back-to-school program in 2015. Comparable store sales decreased in ink, toner, computers and technology related products. Sales increased in furniture, copy and print services, and cleaning/breakroom products. The North American Retail Division continued to benefit from the increasing trend of omni-channel transactions where customers order online for pick up in stores. The buy online-pick up in store sales are included in our comparable store calculations as they are fulfilled with store inventory and serviced by Division employees. Additionally, comparable store sales calculations continue to be positively affected from customers transferring from closed to nearby stores which remain open, though the impact declines after the one year anniversary of the store closure. The average sales transfer rate achieved to date under the store closure programs is estimated to be over 30%.

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

The North American Retail Division reported operating income of $105 million in the third quarter of 2016, compared to $120 million in the third quarter of 2015. Division operating income for the third quarter of 2015 included $7 million of favorable legal settlements relating to certain product manufactures’ pricing practices. The remaining decrease in Division operating income reflects the negative impact of lower sales on fixed operating expenses ( the “flow through impact”), which was partially offset by lower occupancy costs and lower selling, general and administrative expenses, including payroll, and other store expenses from a smaller base of stores and cost control.

The factors discussed above affecting the third quarter of 2016 are also reflective of those impacting the year-to-date 2016 compared to the same period of 2015. Division operating income for year-to-date 2015 included $22 million of favorable legal settlements. The remaining increase in Division operating income reflects lower occupancy costs, selling general and administrative expenses, including payroll, from the lower store base and cost control which more than offset the negative flow through impact of the decline in store sales.

Charges associated with these store closures are reported, as appropriate, in Asset impairments and Merger, restructuring and other operating (income) expenses, net in the Condensed Consolidated Statements of Operations. These charges are reflected in Corporate reporting, and not included in the determination of the North American Retail Division income.

NORTH AMERICAN BUSINESS SOLUTIONS DIVISION

	Third Quarter		Year-to-Date
(In millions)	2016	2015	2016	2015
Sales	$1,348	$1,438	$4,046	$4,348
% change	(6)%	(6)%	(7)%	(5)%
Division operating income	$81	$66	$190	$186
% of sales	6%	5%	5%	4%

Sales in our North American Business Solutions Division in U.S. dollars and constant currency decreased 6% in the third quarter of 2016 compared to the same period in the prior year. Sales decreased in both the contract and direct channels.

The decline in contract channel sales continues to reflect the impact of customer attrition and fewer customer additions during the period of business disruption related to the prolonged Staples Acquisition attempt, as well as competitive pressures in certain supplies and technology categories. Enhancements to the sales model and future product offering expansion are anticipated to reduce the rate of sales decline, but the impact from the Staples Acquisition attempt disruption will continue to affect prior year comparisons until lost accounts are replaced. Additionally, new customers typically require an integration period before reaching their buying potential and having a positive impact on sales trends. In the direct channel, the ongoing reduction in catalog and call center sales contributed to the Division’s overall decline. Also, sales placed online but picked up in stores continue to increase in 2016 and are reported as sales in the North American Retail Division. On a product category basis for the North American Business Solutions Division, sales increased in copy and print services as well as cleaning/breakroom and decreased across the other primary product categories.

Division operating income was $81 million in the third quarter of 2016 as compared to $66 million in the third quarter of 2015. As a percentage of sales, division operating income increased, primarily as a result of lower selling, general and administrative expenses, including payroll and integration synergy benefits, which, together with a flat gross margin rate, more than offset the negative flow through impact of the sales decline.

The factors discussed above affecting the third quarter of 2016 are also reflective of those impacting the year-to-date 2016 compared to the same period of 2015. Additionally, for the year-to-date period, the decommissioning of legacy OfficeMax e-commerce sites contributed to the sales decline in the direct channel.

OTHER

	Third Quarter		Year-to-Date
(In millions)	2016	2015	2016	2015
Sales	$6	$4	$12	$14
Other operating income	$—	$—	$1	$2

Certain global sourcing operations of the Asia/Pacific region did not meet the held for sale criteria at September 24, 2016 and are presented as continuing operations. The operations primarily relate to the sale of products to former joint venture partners. Management is evaluating the future of this business.

CORPORATE

The line items in our Condensed Consolidated Statements of Operations impacted by Corporate activities are presented in the table below, followed by a narrative discussion of the significant matters. These activities are managed at the Corporate level and, accordingly, are not included in the determination of Division income for management reporting or external disclosures.

	Third Quarter		Year-to-Date
(In millions)	2016	2015	2016	2015
Asset impairments	$9	$1	$9	$10
Merger, restructuring, and other operating (income) expenses, net	31	79	(122)	204

Total charges and credits impact on Operating income (loss)	$40	$80	$(113)	$214

In addition to these charges and credits, certain Selling, general and administrative expenses are not allocated to the Divisions and are managed at the Corporate level. Those expenses are addressed in the section “Unallocated Expenses” below.

Asset Impairments, Merger, Restructuring, Other Charges and Credits

Asset Impairments

The Company recognized $9 million of asset impairment charges in the third quarter and year-to-date 2016 and $1 million and $10 million in the third quarter and year-to-date 2015, respectively. The third quarter 2016 impairment charge includes $5 million related to impairment of favorable lease intangible assets and $4 million related to operating retail store assets. The impairment of store assets reflects the impact of shortening the anticipated use periods of certain retail store locations in accordance with the Comprehensive Business Review. The analysis of future cash flows included a projection of declining sales, constant gross margins and operating expenses consistent with recent performance. A 100 basis point decrease in anticipated sales for all periods in the forecast horizon would have increased the impairment charge $4 million. A 50 basis point decrease in anticipated gross margins for all periods would have increased the impairment charge $1 million. Additionally, the planned early closure of certain locations and assessment of likely termination of lease renewal options resulted in impairment of favorable lease intangible assets remaining from the Merger. The year-to-date 2015 charges include approximately $1 million impairment of favorable lease intangible asset values following the identification of closing locations where future intangible asset recovery was considered unlikely.

Merger, restructuring and other operating (income) expenses, net

The table below summarizes the major components of Merger, restructuring and other operating (income) expenses, net.

	Third Quarter		Year-to-Date
(In millions)	2016	2015	2016	2015
Merger related expenses
Severance, retention, and relocation	$—	$4	$—	$15
Transaction and integration	8	16	30	69
Facility closure, contract termination, and other costs, net	4	18	21	32

Total Merger related expenses	12	38	51	116

Staples Acquisition (income) expenses
Retention	—	26	15	58
Transaction	4	15	43	30
Termination Fee	—	—	(250)	—

Total Staples Acquisition (income) expenses	4	41	(192)	88

Comprehensive Business Review expenses
Severance	9	—	13	—
Other related expenses	6	—	6	—

Total Comprehensive Business Review expenses	15	—	19	—

Total Merger, restructuring and other operating (income) expenses, net	$31	$79	$(122)	$204

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

Facility closure, contract termination, and other costs, net primarily relate to facility closure accruals, contract termination cost, gains and losses on asset dispositions, and accelerated depreciation. Facility closure expenses include amounts incurred by the Company to close retail stores in the United States as part of the Real Estate Strategy, as well as supply chain facilities. During year-to-date 2016 the Company recognized gains of $1 million from the sale of warehouse facilities that had been classified as assets held for sale. During the third quarter and year-to-date 2015, the Company recognized gains of $6 million and $25 million, respectively, from the sale of warehouse facilities that had been classified as assets held for sale. The gains are included in Merger, restructuring and other operating (income) expenses, net, as the dispositions were part of the supply chain integration associated with the Merger.

Staples Acquisition (income) expenses

Expenses include retention accruals and transaction costs, including costs associated with regulatory filings and professional fees, offset by the Termination Fee income.

Comprehensive Business Review expenses

Expenses include severance, facility closure costs, contract termination and accelerated depreciation associated with the announced closure of approximately 300 retail store locations through 2018, as well as severance and reorganization costs associated with reductions in staff functions. Severance costs are being accrued through the anticipated facility closure or termination date and consider timing, terms of existing severance plans, expected employee turnover and attrition.

Refer to Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Unallocated Expenses

The Company allocates to the Divisions functional support costs that are considered to be directly or closely related to segment activity. Those allocated costs are included in the measurement of Division operating income. Other companies may charge more or less of functional support costs to their segments, and our results therefore may not be comparable to similarly titled measures used by other companies. The unallocated costs primarily consist of the buildings used for the Company’s corporate headquarters and personnel not directly supporting the Divisions, including certain executive, finance, audit and similar functions. Unallocated costs also include the pension credit related to the frozen OfficeMax pension and other benefit plans. Additionally, the European pension plan that will be retained by the Company upon closing of the sale of the European Business, as well as certain general and administrative costs previously allocated to the International Division that have been excluded from the discontinued operations measurement have been included in Corporate unallocated costs.

Unallocated costs were $29 million and $25 million in the third quarter of 2016 and 2015, respectively, and $68 million and $81 million in the year-to-date 2016 and 2015, respectively. The decrease in the year-to-date 2016 compared to the same period in 2015 primarily resulted from synergies achieved at the corporate functional level following the Merger, including the integration of the corporate headquarters.

Other Income and Expense

	Third Quarter		Year-to-Date
(In millions)	2016	2015	2016	2015
Interest income	$6	$5	$17	$16
Interest expense	(19)	(22)	(63)	(69)
Loss on extinguishment of debt	(15)	—	(15)	—
Other income (expense), net	1	(1)	1	—

During the third quarter 2016, the Company redeemed the $250 million of 9.75% Senior Secured Notes due 2019. Loss on extinguishment of debt for the third quarter and year-to-date 2016 includes the early redemption premium of 4.875% of the principal amount and the current recognition of deferred debt issuance costs.

Discontinued Operations

Refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements for information regarding the businesses accounted for as discontinued operations.

Income Taxes

The effective tax rates for the third quarter and year-to-date 2016 continued to be primarily impacted by the Company’s U.S. federal and state valuation allowance. Year-to-date, the Company has experienced a lower than expected effective rate due to the utilization of certain deferred tax assets during the year whose benefits were limited in prior periods due to the valuation allowance. In the third quarter, the Company recognized a discrete non-cash income tax benefit for the reversal of the majority of the remaining U.S. federal and state valuation allowance. The effective tax rate in the third quarter was also impacted by other nondeductible expenses and the deductibility of certain formerly non-deductible expenses. Due to the Company’s valuation allowances and related reversals, interim income tax reporting is likely to result in significant variability of the effective tax rate throughout the remainder of the year. Changes in pretax income projections and the mix of income across jurisdictions could also impact the effective tax rate each quarter.

Following the recognition of significant valuation allowances in the U.S. in 2009, we have regularly experienced substantial volatility in our effective tax rate in interim periods and across years. Because deferred income tax expense and benefits could not be recognized changes in the amount and timing of pretax earnings could have a significant impact on the overall effective tax rate. This interim and full-year volatility could continue in future periods as long as a valuation allowance exists.

As of the third quarter of 2016, the Company concluded that it was more likely than not that a benefit from a substantial portion of its U.S. federal and state deferred tax assets would be realized. This conclusion was based on a detailed evaluation of all available positive and negative evidence and the weight of such evidence, the current financial position and results of operations for the current and preceding years, and the expectation of continued earnings. The Company determined that approximately $400 million of its U.S. federal and state valuation allowance should be reversed in 2016, with approximately $240 million in the third quarter as a discrete non-cash income tax benefit in the third quarter and the remainder as an adjustment to the estimated annual effective tax rate.

After the 2016 reversal, the Company will have a U.S. valuation allowance for certain U.S. federal credits and certain state tax attributes. The remaining valuation allowances relate to deferred tax assets that require certain types of income or for income to be earned in certain jurisdictions in order to be realized. The Company will continue to assess the realizability of its deferred tax assets in the U.S. and remaining foreign jurisdictions in future periods.

Completion of the sale of the European Business is expected to generate a taxable loss that would be available to be applied against future taxable income.

It is not reasonably possible that certain tax positions will be resolved within the next 12 months. Additionally, we anticipate that it is reasonably possible that new issues will be raised or resolved by tax authorities that may require changes to the balance of unrecognized tax benefits; however, an estimate of such changes cannot be reasonably made.

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

The Company continues to assess the impact this new standard will have on its Consolidated Financial Statements and has not yet decided on which adoption alternative to apply. However, based on this ongoing assessment, the Company expects that the new standard will require the impacts of its loyalty programs to be presented as a reduction of revenue, rather than as cost accruals as is permitted under existing accounting rules. Also, costs associated with catalogs will be expensed as incurred, rather than capitalized and amortized over the anticipated benefit period. Additionally, the timing of revenue recognition will be accelerated for items where the Company’s performance obligation is complete, such as certain commission arrangements, and delayed where performance obligations remain, such as certain coupons and incentives offered from time-to-time. The Company has not yet quantified these expected impacts.

In February 2016, the FASB issued an accounting standards update which will require lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The accounting treatment for lessors will remain relatively unchanged. The accounting standards update also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Lessees and lessors are required to use a modified retrospective transition method for existing leases and accordingly, apply the new accounting model for the earliest year presented in the financial statements. The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements but anticipates it will result in significant right of use assets and related liabilities associated with our operating leases. Substantially all of the Company’s retail store locations and supply chain facilities are subject to operating lease arrangements. The Company has not yet decided on the period of adoption.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 24, 2016, we had $0.8 billion in cash and equivalents and another $1.1 billion available under the Amended Credit Agreement (as defined in Note 4 of the Condensed Consolidated Financial Statements) based on the September borrowing base certificate, for a total liquidity of approximately $1.9 billion. We currently believe that our cash on hand, availability of funds under the Amended Credit Agreement, and full year cash flows generated from operations will be sufficient to fund our working capital, capital expenditure, debt repayment, common stock repurchases, cash dividends on common stock, and Merger integration and restructuring expenses for at least the next twelve months.

At September 24, 2016, no amounts were drawn under the Amended Credit Agreement. There were letters of credit outstanding under the Amended Credit Agreement at the end of the third quarter 2016 totaling $90 million.

The Company was in compliance with all applicable financial covenants at September 24, 2016.

We have incurred significant expenses associated with the Merger, integration and restructuring actions. The Company expects to incur approximately $70 million of Merger integration expenses in 2016 and an additional $30 million in 2017. Additionally, in August 2016, the Company announced plans to lower operating costs under the Comprehensive Business Review. The Company expects to deliver over $250 million in annual benefits by the end of 2018, split evenly between 2017 and 2018 and estimates it will incur a total of approximately $125 million in costs and capital expenditures to implement the cost savings programs.

For the full year 2016, the Company estimates capital expenditures will be approximately $120 million.

On May 16, 2016, Staples and Office Depot terminated the Staples Merger Agreement. Per the terms of the termination agreement, Staples paid Office Depot a fee of $250 million in cash on May 19, 2016.

In August 2016, the Company’s Board of Directors authorized increasing the current common stock repurchase program from $100 million to $250 million. The stock repurchase authorization permits the Company to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. The program extends through the end of 2018 and may be suspended or discontinued at any time. The exact number and timing of share repurchases will depend on market conditions and other factors, and will be funded through existing liquidity.

Under the $250 million stock repurchase program, the Company purchased approximately 16 million shares at a cost of $55 million in the third quarter of 2016. During the year-to-date 2016 period, the Company purchased approximately 23 million shares at a cost of $81 million.

Cash Flows

Cash provided by (used in) operating, investing and financing activities of continuing operations is summarized as follows:

	Year-to-Date
(In millions)	2016	2015
Operating activities of continuing operations	$447	$61
Investing activities of continuing operations	(57)	(55)
Financing activities of continuing operations	(404)	(18)

Operating Activities from Continuing Operations

During the year-to-date 2016, cash provided by operating activities of continuing operations was $447 million, compared to $61 million during the same period last year. Operating activities reflect outflows related to Merger, restructuring, integration, and Staples Acquisition activities in 2016 and 2015, as well as the receipt of the $250 million Termination Fee.

The deferred tax benefits recognized during the third quarter 2016 resulted in a non-cash component of net earnings.

Changes in net working capital and other operating activities in the year-to-date 2016 resulted in a $155 million use of cash compared to a use of $247 million in the year-to-date 2015. The year-to-date 2016 period reflects a greater decrease in receivables and inventory compared to the same period of the prior year, partially offset by a greater decrease in accounts payable and other accrued liabilities. The 2016 period includes the payment of the 2016 accrued incentives and payment of retention awards associated with the Staples Acquisition attempt. The 2015 use of cash in operating activities included the $77 million payment of a legal settlement and certain related fees. Working capital is influenced by a number of factors including period end sales, the flow of goods, credit terms, timing of promotions, vendor production planning, new product introductions and working capital management. For our accounting policy on cash management, refer to Note 1 of the Condensed Consolidated Financial Statements.

The Company expects total sales in 2016 to be lower than 2015, primarily due to its decision to close certain stores, the business disruption from the prolonged Staples Acquisition attempt, and continued challenging market conditions.

Investing Activities from Continuing Operations

Cash used in investing activities of continuing operations was $57 million in the year-to-date 2016, compared to $55 million in the year-to-date 2015. During the year-to-date 2016 and 2015, capital expenditures were $71 million and $109 million, respectively. During the year-to-date 2015, $9 million was used for acquisition of an interior furniture business. These outflows in the year-to-date 2016 and 2015 were partially offset by proceeds from the disposition of assets and other of $14 million and $63 million, respectively.

Financing Activities from Continuing Operations

Cash used in financing activities of continuing operations was $404 million in the year-to-date 2016, compared to $18 million in the year-to-date 2015. During the third quarter of 2016, the Company redeemed the 9.75% Senior Secured Notes due 2019. The redemption resulted in a $15 million loss on extinguishment of debt, including $12 million of cash premium paid and $3 million write off of deferred debt issue costs. Additionally during the third quarter of 2016, the Company declared and paid a cash dividend of $0.025 per share on its common stock for an aggregate payment of $13 million.

In the year-to-date 2016, the Company used $81 million to repurchase its common stock for treasury and used $6 million in debt acquisition costs to amend and restate the Amended Credit Agreement. During the year-to-date 2016, net payments on long- and short-term borrowings were $42 million compared to net payments of $24 million in the year-to-date 2015. The payments on long- and short-term borrowings in the year-to-date 2016 include the redemption at maturity of the 7.35% debentures totaling $18 million.

Discontinued Operations

Cash provided by (used in) operating, investing and financing activities of discontinued operations is summarized as follows:

	Year-to-Date
(In millions)	2016	2015
Operating activities of discontinued operations	$(113)	$(61)
Investing activities of discontinued operations	(4)	(12)
Financing activities of discontinued operations	3	1

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At September 24, 2016, there had not been a material change in the interest rate, foreign exchange, and commodities risks information disclosed in the “Market Sensitive Risks and Positions” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of the Company’s 2015 Form 10-K. However, the entities that represented the majority of the foreign currency risk are now being accounted for as discontinued operations.

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

Based on management’s evaluation, as of September 24, 2016, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

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

OfficeMax is named a defendant in a number of lawsuits, claims, and proceedings arising out of the operation of certain paper and forest products assets prior to those assets being sold in 2004, for which OfficeMax agreed to retain responsibility. Also, as part of that sale, OfficeMax agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. The Company has made provision for losses with respect to the pending proceedings. Additionally, as of September 24, 2016, the Company has made provision for environmental liabilities with respect to certain sites where hazardous substances or other contaminants are or may be located. For these environmental liabilities, our estimated range of reasonably possible losses was approximately $10 million to $25 million. The Company regularly monitors its estimated exposure to these liabilities. As additional information becomes known, these estimates may change, however, the Company does not believe any of these OfficeMax retained proceedings are material to the Company’s financial position, results of operations or cash flows.

Item 1A. Risk Factors.

Except for the update in the risk factor set below, there have been no material changes in our risk factors from those previously disclosed in the Company’s 2015 Form 10-K and in the Form 10-Q for the period ended June 25, 2016.

We may be unable to realize intended benefits from our efforts to divest the International Operations.

On September 23, 2016, we announced that we received an irrevocable offer to acquire the Company’s European business. The proposed sale of our European business has yet to close, and is subject to numerous regulatory and other closing conditions, including a successful completion of consultation with the central works council and the receipt of antitrust clearance of the European Commission. We may not be able to close the European business divestiture at the time we plan to do so, or at all. Further, in order to operate more efficiently, control costs and simplify our business, we intend to sell substantially all of our remaining international business operations located in South Korea, mainland China, Australia and New Zealand within the next 12 months; however, we may not be able to sell one or more of these businesses within the anticipated timeline or at all. We also cannot be sure that the divestitures will be successful in reducing our overall expenses and the expected efficiencies, benefits and cost savings might be delayed or not realized.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the third quarter and year-to-date 2016, the Company repurchased approximately 16 million shares and 23 million shares, respectively, of its common stock in connection with the share repurchase program that was approved by the Board of Directors in May 2016.

Period	Total Number of Shares Purchased (In thousands)	Average Price Paid per Share (a)	Total Number of Shares Purchased as part of the Repurchase Program (In thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Programs (b) (In millions)
March 27 – April 23, 2016	—	$—	—	$—
April 24 – May 21, 2016	—	—	—	—
May 22 – June 25, 2016	7,359	3.48	7,359	224

Q2 Total	7,359	3.48	7,359	224

June 26 – July 23, 2016	6,670	3.35	6,670	202
July 24 – August 20, 2016	4,410	3.55	4,410	186
August 21 – September 24, 2016	4,786	3.65	4,786	169

Q3 Total	15,866	$3.50	15,866	$169

(a)	This amount represents the weighted average price paid per share and includes a per share commission paid.
(b)	In May 2016, the Company’s Board of Directors authorized a stock repurchase program of up to $100 million of its outstanding common stock. The stock repurchase authorization permits the Company to repurchase stock from time-to-time through a combination of open market repurchases, privately negotiated transactions, 10b5-1 trading plans, accelerated stock repurchase transactions and/or other derivative transactions. In August 2016, the Board of Directors authorized increasing the share repurchase program to $250 million. The authorization extends to the end of 2018 and may be suspended or discontinued at any time.

The exact number and timing of share repurchases will depend on market conditions and other factors, and will be funded through existing liquidity.

In August 2016, the Board of Directors declared a quarterly dividend of $0.025 per share of common stock. In September 2016, a cash dividend of $0.025 per share of common stock was paid to shareholders of record at the close of business on August 25, 2016, resulting in total cash payment of $13 million. Dividends have been recorded as a reduction to additional paid-in capital as the Company is in an accumulated deficit position.

Item 5. Other Information.

On October 27, 2016, the Compensation Committee of Office Depot, Inc. (the “Company”) approved amendments to certain outstanding awards made under the Company’s long-term incentive plans effective immediately.

The changes apply to certain outstanding restricted stock unit and performance stock unit awards (the “Awards”) previously awarded to executive officers of the Company, including the named executive officers but not including the Chief Executive Officer (the “Eligible Executives”). Pursuant to the amendments, each Eligible Executive who is involuntarily terminated by the Company without Cause (as that term is defined in the applicable award agreement) will continue to vest (to the extent not already vested):

(i)	in the portion of his/her outstanding RSUs awarded in fiscal years 2013 through 2016, as applicable, that would otherwise have vested in 2017 in the absence of employment termination, and

(ii)	in his/her outstanding PSUs, if any, tied to performance for the cumulative 2014-2016 fiscal year period based on actual performance.

All other unvested RSUs and PSUs outstanding on the date of involuntary termination will be forfeited by the Eligible Executives as provided in their respective award agreements.

Payment of each amended award will be paid in accordance with the applicable award agreement’s existing payment schedule and, except as described in this Current Report, all other terms related to such awards will continue to apply.

Item 6. Exhibits.

Exhibits

3.1	Amended and Restated Bylaws of Office Depot, Inc. (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2016)

10.1	First Amendment to Employment Agreement, dated August 21, 2016, by and between Roland Smith and Office Depot, Inc. (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on August 22, 2016)

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Section 1350 Certification

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE DEPOT, INC.
(Registrant)

Date: November 2, 2016	By:	/s/ Roland C. Smith
Roland C. Smith
Chief Executive Officer and
Chairman, Board of Directors
(Principal Executive Officer)

Date: November 2, 2016	By:	/s/ Stephen E. Hare
Stephen E. Hare
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 2, 2016	By:	/s/ Kim Moehler
Kim Moehler
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)