Form 10-K/A
period 2016-12-31
OFFICE DEPOT INC
filed 2017-04-26
CIK 800240

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§ 230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§ 240.12b-2 of this chapter).

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 25, 2016 (based on the closing market price on the Composite Tape on June 24, 2016) was approximately $1,829,479,538 (determined by subtracting from the number of shares outstanding on that date the number of shares held by affiliates of Office Depot, Inc.).

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At March 31, 2017, there were 561,635,744 outstanding shares of Office Depot, Inc. Common Stock, $0.01 par value.

OFFICE DEPOT, INC.

FORM 10-K/A

EXPLANATORY NOTE

Office Depot, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2017 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

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

DIRECTORS

GERRY P. SMITH AGE: 53

Gerry P. Smith was appointed to serve as Chief Executive Officer and a director of the Company effective February 27, 2017. Prior to joining the Company, Mr. Smith was at Lenovo Group Limited, a $45 billion leading global technology company (“Lenovo”), since 2006. Most recently, Mr. Smith served as executive vice president and chief operating officer of Lenovo since 2016 where he was responsible for all operations across Lenovo’s global product portfolio. Prior to assuming this role, also in 2016, Mr. Smith was Executive Vice President and President, Data Center Group. From 2015 to 2016, he served as Chief Operating Officer of the Personal Computing Group and Enterprise Business Group, and from 2013 to 2015 he served as President of the Americas. In these roles, Mr. Smith oversaw Lenovo’s fast-growing enterprise business worldwide and Lenovo’s overall business in the America’s region. Prior to that, Mr. Smith was President, North America and Senior Vice President, Global Operations of Lenovo from 2012 to 2013, and Senior Vice President of Global Supply Chain of Lenovo from 2006 until 2012 where he was responsible for end-to-end supply chain management. Prior to Lenovo, Mr. Smith held a number of executive positions at Dell Inc. from 1994 until 2006, as the company became a global leader in personal computers.

Mr. Smith’s extensive leadership experience, strong track record in increasing operating profit, managing complex integrations, directing corporate turnarounds and transforming companies for future success, led the Board to conclude that he should be nominated as a director.

WARREN F. BRYANT AGE: 71

Warren Bryant joined our Board in November 2013. Previously, Mr. Bryant was a director of OfficeMax Incorporated from 2004 to November 2013. From 2002 to 2008, Mr. Bryant served as a director and the President and Chief Executive Officer of Longs Drug Stores Corporation, a retail drug store chain on the West Coast and in Hawaii. From 2003 to 2008, he served as the Chairman of the Board of Longs Drug Stores. Mr. Bryant served as Senior Vice President of The Kroger Co., a retail grocery chain, from 1999 to 2002. From 1996 to 1999, he served as President and Chief Executive Officer of Dillon Companies, Inc., a retail grocery chain and subsidiary of The Kroger Co. From 2010 to 2013, Mr. Bryant served as a director of George Weston Limited, a Canadian public company. Mr. Bryant has also served as a director of The National Association of Chain Drug Stores from 2003 to 2008, and as Chairman of the Association during 2008. Mr. Bryant has also served as a director of Pathmark Stores, Inc., from 2004 to 2005. Since 2009, Mr. Bryant has served as a director of Dollar General Corporation. Since 2013, Mr. Bryant has also served as a director of Loblaw Companies Limited, a Canadian public company and Canada’s food and pharmacy leader and largest retailer. On April 17, 2017, the Company announced that Mr. Bryant informed the Company that he will not be standing for re-election to the Company’s Board at its 2017 Annual Meeting of Shareholders.

Mr. Bryant has an exceptional depth of experience in retail leadership, along with substantial experience in marketing, merchandising, operations and strategy. This extensive, relevant knowledge of the retail industry and his experience as a board member (including as a chairman) for several other public company retailers, led the Board to conclude that he should again be nominated as a director.

KRISTIN A. CAMPBELL AGE: 55

Kristin A. Campbell joined our Board in July 2016. Ms. Campbell has been the Executive Vice President and General Counsel for Hilton Worldwide Holdings Inc., a global hospitality company, since June 2011. Prior to Hilton Worldwide, Ms. Campbell spent 18 years at Staples, Inc., where she served as Senior Vice President, General Counsel and Corporate Secretary from 2007 to 2011. Before joining Staples, Inc. in 1993, Ms. Campbell worked at law firms Goodwin Procter LLP and Rackemann, Sawyer & Brewster. Ms. Campbell is a Board Member and member of the Executive Committee of Vital Voices Global Partnership and an Advisory Board Member of New Perimeter. She previously served as a Board Member of The Trustees of Reservation, a non-profit land conservation organization, from 2009 to 2012. She is a member of the Massachusetts and Virginia bars.

Ms. Campbell has an extensive corporate retail experience in office products/services industry as well as consumer business experience. In addition to her executive experience in a large global company, relevant board and governance experience led the Board to conclude that Ms. Campbell should be nominated as a director.

RAKESH GANGWAL AGE: 63

Rakesh Gangwal joined our Board in November 2013. Previously, Mr. Gangwal was a director of OfficeMax Incorporated from 1998 to November 2013. From June 2003 to August 2007, Mr. Gangwal was the Chairman, President and Chief Executive Officer of Worldspan Technologies, Inc., a provider of travel technology and information services to the travel and transportation industry. From 2002 to 2003, Mr. Gangwal was involved in various personal business endeavors, including private equity projects and consulting projects. He was the President and Chief Executive Officer of US Airways Group, Inc., the parent corporation for US Airways’ mainline jet and express divisions as well as several related companies, from 1998 until 2001. Mr. Gangwal was also the President and Chief Executive Officer of US Airways, Inc., the main operating arm of US Airways Group, from 1998 until 2001. He was also the President and Chief Operating Officer of US Airways Group, Inc., and US Airways, Inc., from 1996 to 1998. Mr. Gangwal has been a director of CarMax, Inc. since 2011 and served as a director of PetSmart, Inc. from 2005 to 2015. Mr. Gangwal is also the co-founder of InterGlobe Aviation Limited (fka IndiGo Airlines), India’s largest domestic airline and is currently serving as a director since 2015. On April 17, 2017, the Company announced that Mr. Gangwal informed the Company that he will not be standing for re-election to the Company’s Board at its 2017 Annual Meeting of Shareholders.

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

CYNTHIA T. JAMISON AGE: 57

Cynthia T. Jamison has served as a Director on our Board since August 2013. Ms. Jamison was the Chief Financial Officer of AquaSpy, Inc. from 2009 to 2012. From 1999 to 2009, she was a partner with Tatum, LLC, an executive services firm focused exclusively on providing Chief Financial Officer support to public and private companies. Prior to joining Tatum, she served as Chief Financial Officer of Chart House Enterprises and previously held various financial positions at Allied Domecq Retailing USA, Kraft General Foods, and Arthur Andersen LLP. Ms. Jamison’s experience also includes her service, since 2004 and until 2015, as a director of B&G Foods, Inc. Since 2002, Ms. Jamison has served as a member of the board of directors for Tractor Supply Company and currently serves as the Chairman of the board. Ms. Jamison also serves as a director of Darden, Inc. since 2014 and a director of Big Lots, Inc. since 2015.

Ms. Jamison has extensive experience in financial and accounting matters, including public company reporting, as well as strategy and capitalization expertise, having served as Chief Financial Officer or on the board of directors of many public and private companies. Ms. Jamison also brings key senior management, leadership, financial and strategic planning, corporate governance and public company executive compensation experience which led the Board to conclude that she should be nominated as a director.

V. JAMES MARINO AGE: 66

V. James Marino joined our Board in November 2013. Previously, Mr. Marino was a director of OfficeMax Incorporated from 2011 to November 2013. From 2006 until his retirement in August 2011, Mr. Marino was President and Chief Executive Officer of Alberto-Culver Company, a personal care products company. Prior to holding that position, Mr. Marino served as President of Alberto-Culver Consumer Products Worldwide from 2004 to November 2006, and as President of Alberto Personal Care Worldwide, a division of Alberto-Culver Company, from 2002 to 2004. Mr. Marino has been a member of the board of directors of PVH Corp. since 2007 - where he serves on the Audit Committee. He was also a member of the board of directors of Alberto-Culver Company from 2006 to 2011.

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

MICHAEL J. MASSEY AGE: 52

Michael J. Massey has served as a Director on our Board since August 2013. Mr. Massey currently serves as the President and Chief Executive Officer of PetSmart, Inc. Since August 2014, he has also served on the Policyowners Examination Committee of Northwestern Mutual Life Insurance Company. Previously, Mr. Massey served as Chief Executive Officer and President of Collective Brands, Inc., an international shoe manufacturer and retailer, from June 2011 to October 2012, as Senior Vice President of Law from March 2003 to June 2011 and as General Counsel and Secretary from March 2003 to October 2012. He previously served in various executive roles at Collective Brands in corporate development and legal from 1996 to 2003, and served as President of Payless ShoeSource’s international joint ventures, which included a total of over 200 stores. Prior to Collective Brands, Inc., he was counsel at The May Department Stores Company, a major American department store holding company, from 1990 to 1996. Since 2015, Mr. Massey also serves as a director for Retail Industry Leaders Association, Medical Management International, Inc. and PetSmart Charities. On February 15, 2017, the Company announced that Mr. Massey informed the Company that he will not be standing for re-election to the Company’s Board at its 2017 Annual Meeting of Shareholders.

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

FRANCESCA RUIZ DE LUZURIAGA AGE: 63

Francesca Ruiz de Luzuriaga joined our Board in November 2013. Previously she was a director of OfficeMax Incorporated from 1998 to November 2013. From 1999 to 2000, Ms. Luzuriaga served as the Chief Operating Officer of Mattel Interactive, a business unit of Mattel, Inc., one of the major toy manufacturers in the world. Prior to holding this position, she served Mattel as its Executive Vice President, Worldwide Business Planning and Resources, from 1997 to 1999, and as its Chief Financial Officer from 1995 to 1997. Since leaving Mattel in 2000, Ms. Luzuriaga has been working as an independent business development consultant. From 2002 until 2005, she was also a director of Providian Financial Corporation. Since January 2012, she has been a director of SCAN Health Plan, a not-for-profit Medicare Advantage health plan and in January 2017, she became Chairman of the board. In January 2017, Ms. Luzuriaga also joined the board of the SCAN Foundation. Since 2015, Ms. Luzuriaga also serves as a director of SuperValu, Inc., a retail grocery store chain.

Ms. Luzuriaga has substantial prior leadership experience in the operations and strategy side of businesses, both in the United States and internationally. This experience, together with her financial expertise, her experience in corporate finance, and her experience as a board member for other public companies, led the Board to conclude that she should be nominated as a director.

DAVID M. SZYMANSKI AGE: 60

David M. Szymanski joined our Board in November 2013. Previously, he was a director of OfficeMax Incorporated from 2004 to November 2013. Dr. Szymanski became the Dean of the University of Cincinnati Lindner College of Business in 2010. Prior to that, Dr. Szymanski was a Professor of Marketing and holder of the JC Penney Chair of Retailing Studies at Texas A&M University, where he had served since 1987. Dr. Szymanski served as the Director of the Center for Retailing Studies at Texas A&M University from 2000 to 2006. From 2004 until 2010, Dr. Szymanski was a director of Zale Corporation, and from 2004 to 2006, Dr. Szymanski was a director of the National Retail Federation Foundation Board.

Dr. Szymanski has held significant leadership positions in major universities. His great depth of knowledge regarding all aspects of the retail industry arising from his academic focus and his experience as a board member for another public company, led the Board to conclude that he should be nominated as a director.

NIGEL TRAVIS AGE: 67

Nigel Travis has served as a Director on our Board since March 2012. Mr. Travis has been Chairman of the board of Dunkin’ Brands Group Inc., a quick-service restaurant franchisor, since May 2013 and Chief Executive Officer since January 2009. From 2005 through 2008, Mr. Travis served as President and Chief Executive Officer of Papa John’s International, Inc., an

international take-out and delivery pizza restaurant chain. From 1994 to 2004, he had executive roles in Europe, International and Retail divisions of Blockbuster, Inc., culminating with the role of President and Chief Operating Officer from 2001 to 2004. Mr. Travis also held human resources and international roles for Burger King Holdings, Inc. from 1989 to 1994, prior to which he worked for Grand Metropolitan PLC since 1985. Mr. Travis’ previous board service includes Lorillard, Inc. from 2008 to 2012, Papa John’s International, Inc. from 2005 to 2008, Bombay Company from 2000 to 2007, and Limelight Group from 1996 to 2000.

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

JOSEPH S. VASSALLUZZO AGE: 69

Joseph S. Vassalluzzo has served as a Director on our Board since August 2013 and was appointed as the independent non-executive Chairman of the Board in February 2017. He currently serves as a director on public company boards, including, since 2002, the Federal Realty Investment Trust, where he is Chairman of the Board of Trustees and was a director of LifeTime Fitness, from 2006 to 2015, where he was the Lead Director and Chair of the Compensation Committee. . Mr. Vassalluzzo previously served on the board of directors of iParty Corp. from 2004 to 2013 and on the board of directors of Commerce Bancorp from 2005 to 2008 where he chaired various committees of both. He also operates a retail consulting business. Previously, among other roles, Mr. Vassalluzzo was employed by Staples, Inc. from 1989 until 2005, most recently as Vice Chairman. Additionally, his duties at Staples included worldwide responsibility for all of Staples’ real estate activities, including, but not limited to, the development and management of all retail stores; distribution; office and warehouse centers; all engineering, construction and design activities; and facilities management.

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

EXECUTIVE OFFICERS

MICHAEL ALLISON AGE: 59

Michael Allison was appointed as our Executive Vice President and Chief Administrative Officer in March 2017. Prior to that, Mr. Allison served as our Executive Vice President and Chief People Officer since December 2013. From July 2011 until December 2013, Mr. Allison was our Executive Vice President, Human Resources. Mr. Allison joined Office Depot in September 2006 as Vice President, Human Resources. Prior to joining Office Depot, Mr. Allison served as Executive Vice President of Human Resources for Victoria’s Secret Direct from February 2001 to September 2005. Prior to Victoria’s Secret, he was Senior Vice President of Human Resources for Bank One, and Senior Vice President and Director of Human Resources for National City Bank.

TIMOTHY J. BEAUCHAMP AGE: 62

Timothy J. Beauchamp was appointed as our Executive Vice President, Supply Chain in February 2016. Between July 2015 and February 2016, he was Office Depot’s interim head of Supply Chain, working as a consultant for Execution Specialist Group, a consulting firm. Mr. Beauchamp was retired between 2013 and 2015. Prior to that, Mr. Beauchamp served as Chief Logistics Officer at US Food Service from April 2011 to December 2012. Prior to joining US Food Service, Mr. Beauchamp spent more than 15 years in the office products industry where he held a number of leadership roles in operations and logistics at Corporate Express and Staples.

STEPHEN R. CALKINS AGE: 46

Stephen R. Calkins was appointed as our Executive Vice President, Chief Legal Officer and Corporate Secretary in August 2016. Mr. Calkins previously served as Executive Vice President, Contract Sales from December 2013 to August 2016, during which time he was responsible for our contract business, Canadian operations, print and services and customer service. Prior to this role, Mr. Calkins served as Senior Vice President, North American Business Solutions from April 2011 to December 2013, Vice President, Deputy General Counsel from March 2010 to April 2011, and Vice President, Associate General Counsel from February 2007 to March 2010. Between 2003 and 2007, Mr. Calkins held various leadership positions in the Company’s legal department. Before Office Depot, Mr. Calkins was an attorney with Kilpatrick Townsend & Stockton LLP.

JOHN W. GANNFORS AGE: 51

John W. Gannfors was appointed as our Executive Vice President, Transformation and Strategic Sourcing in April 2017. Prior to joining our Company, Mr. Gannfors spent nearly ten years at Lenovo Group Limited, where he most recently served as Vice President, Global Supply Chain & Chief Procurement Officer, Data Center Group from January 2017 to April 2017. In this role, Mr. Gannfors led the end-to-end global supply chain and procurement functions for the business group. Prior to that role, Mr. Gannfors served as Vice President, Chief Procurement Officer, Data Center Group from January 2016 to December 2016, leading global procurement organization for the data center business group, and as Vice President, Product Procurement, PC & EBG Group from January 2015 to December 2015, leading the global procurement organization for platforms sourcing for Lenovo’s PC and Enterprise businesses. From 2007 to 2015, Mr. Gannfors served in other various capacities at Lenovo, including serving as Vice President, Product Procurement, Enterprise Business Group from December 2012 to December 2014 and Vice President, Services and Service Parts Procurement, Global Procurement from April 2011 to November 2012.

STEPHEN E. HARE AGE: 63

Stephen E. Hare was appointed as our Executive Vice President and Chief Financial Officer in December 2013. Prior to joining the Company, Mr. Hare served as the Senior Vice President and Chief Financial Officer of The Wendy’s Company, a restaurant owner, operator and franchisor, from July 2011 until September 2013. Mr. Hare also served as the Senior Vice President and Chief Financial Officer of Wendy’s/Arby’s Group, Inc., a position he held from October 2008 until July 2011. He also served as Chief Financial Officer of Arby’s Restaurant Group, Inc., a restaurant owner, operator and franchisor (“Arby’s”), from June 2006 until the sale of Arby’s by The Wendy’s Company in July 2011. Prior to joining The Wendy’s Company, Mr. Hare served as an Executive Vice President of Cadmus Communications Corporation (“Cadmus”), a leading publisher of scientific, technical, medical, and scholarly journals, and as President of Publisher Services Group, a division of Cadmus, from January 2003 to June 2006, and as the Executive Vice President, Chief Financial Officer of Cadmus from September 2001 to January 2003. Mr. Hare currently serves as a director of Hanger, Inc., a provider of orthotic and prosthetic products and services that enhance human physical capability.

TROY RICE AGE: 54

Troy Rice was appointed our Executive Vice President, Chief Operating Officer in August 2016. Mr. Rice has responsibility for our Business Solutions Division, Marketing and Retail. Mr. Rice joined Office Depot in April 2014 as Executive Vice President of Retail. Before joining Office Depot, Mr. Rice served as Executive Vice President of Stores and Services for Toys “R” Us where he worked from 2006 to 2014. Prior to Toys “R” Us, Mr. Rice worked for The Home Depot from 1990 to 2006 where he held a number of leadership roles, leaving as Division President, Northern Division.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of Office Depot’s common stock to file reports of their holdings and transactions of Office Depot common stock with the SEC and NASDAQ. Based on a review of Forms 3, 4 and 5 and any amendments thereto, we believe that each of our executive officers and directors reported on a timely basis all transactions required to be reported by Section 16(a) during fiscal year 2016.

CODE OF BUSINESS CONDUCT (CODE OF ETHICAL BEHAVIOR)

Our Board of Directors has adopted a Code of Ethical Behavior for all of our employees. This Code of Ethical Behavior also applies to our directors. A copy of the Code of Ethical Behavior may be viewed at our corporate website,

investor.officedepot.com under the headings “Corporate Governance/Governance Documents.” In addition, a printed copy of our Code of Ethical Behavior will be provided to any shareholder upon written request to our Corporate Secretary at the address for our Corporate headquarters listed elsewhere in this Annual Report on Form 10-K, as amended.

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

1-866-634-6854

odhotline.com

DIRECTOR NOMINATION PROCESS

As of the date of this Amendment No. 1, there have been no material changes to the procedures by which security holders may recommend nominees to our Board as described in the Company’s Definitive Proxy Statement filed with the SEC on June 13, 2016 (the “2016 Proxy Statement”).

AUDIT COMMITTEE

The Company’s Board of Directors has a standing Audit Committee. In 2016, the Audit Committee’s membership was as follows: Ms. Francesca Ruiz de Luzuriaga (chair), Ms. Cynthia T. Jamison and Messrs. David M. Szymanski and Joseph Vassalluzzo. Ms. Kristin A. Campbell replaced Mr. Szymanski on the Audit Committee in July 2016. Our Board of Directors has reviewed and made the determinations required by the listing standards of The Nasdaq Stock Market and regulations of the SEC regarding the independence and financial literacy of the members of our Audit Committee. All members of the Audit Committee have been determined by the Board of Directors to be Independent directors and financially literate and no members of the Audit Committee have participated in the preparation of the financial statements of the Company or any of its subsidiaries during the past three years. In addition, our Board of Directors has determined that the following members of our Audit Committee qualify as “Audit Committee financial experts” within the meaning of the applicable regulations of the SEC: Ms. Francesca Ruiz de Luzuriaga and Ms. Cynthia T. Jamison.

Item 11.	Executive Compensation.

EXECUTIVE AND DIRECTOR COMPENSATION

Compensation Discussion and Analysis

Overview of 2016 Named Executive Officers

This compensation discussion and analysis (the “CD&A”) describes our executive compensation programs and explains how the Compensation Committee made its compensation decisions for our named executive officers (also referred to in this CD&A as “NEOs”) for fiscal year 2016. The company has experienced several executive officer transitions during 2016 and early 2017 in connection with the implementation of the company’s three-year strategic plan following termination of the proposed merger with Staples, Inc., including the following:

•	Roland Smith, former Chairman of the Board and Chief Executive Officer, retired from the company effective February 27, 2017.

•	Gerry P. Smith was appointed to serve as Chief Executive Officer and a director of the company effective February 27, 2017.

•	Juliet Johansson, former Executive Vice President and Chief Strategy and Innovation Officer, left the company as part of the company’s restructuring tied to its three-year strategic plan, effective January 26, 2017.

•	Mark Cosby, former President, North America, also left the company as part of the company’s restructuring, effective November 18, 2016.

•	Steven Schmidt, former Executive Vice President and President, International, separated from the company effective May 27, 2016.

The list of executives deemed to be serving as our NEOs for 2016 are:

•	Former Chairman and Chief Executive Officer (“CEO”), Roland C. Smith;

•	Executive Vice President and Chief Financial Officer, Stephen Hare;

•	Executive Vice President and Chief Operating Officer, North America, Troy Rice;

•	Executive Vice President and Chief Administrative Officer, Michael Allison, who served as Executive Vice President and Chief People Officer during 2016 and until March 12, 2017;

•	Former Executive Vice President and Chief Strategy and Innovation Officer, Juliet Johansson;

•	Former President, North America, Mark Cosby; and

•	Former Executive Vice President and President, International, Steven Schmidt.

Overview of 2016 Key Events and NEO Compensation

•	Merger Agreement with Staples, Inc. and FTC Review Process: The merger agreement between Staples, Inc. and the company discussed in last year’s CD&A was terminated on May 16, 2016, following a lengthy review process with the Federal Trade Commission (“FTC”), which started in February 2015 and ultimately ended in May 2016. During the review process, the FTC issued a preliminary injunction against the planned merger, which was followed by an appeal by both companies to the United States District Court for the District of Columbia, which ultimately granted the FTC’s request for the preliminary injunction. Following the blocked merger, the company made several changes to the constituency of its leadership team, including the NEOs, and related executive compensation during 2016.

•

Separation of Mr. Schmidt, President, International: As part of the decision to move the President, International role permanently to Europe and sell the company’s European business following the blocked merger with Staples, Mr. Schmidt, the President, International at the time, left the company on May 27, 2016. Mr. Schmidt was eligible for a severance payment in connection with his termination. Mr. Schmidt previously vested in a lump sum cash payment on March 15, 2016, in the amount of $1 million that he was entitled to receive under the terms of his 2015 retention agreement. The retention agreement had been awarded to encourage Mr. Schmidt to delay his separation and remain with the company while the merger with Staples was pending and until a final determination on the future of the international businesses could be made. The sale of the company’s European business was completed on December 31, 2016. Further information on Mr. Schmidt’s retention and severance payments are provided in the “Retention and Termination Payments to Mr. Schmidt” section below in this CD&A.

•	Separation of Mr. Roland Smith, Chairman of the Board and Chief Executive Officer: Mr. Roland Smith originally accepted a three-year contract with the company at the time we had just completed our merger with OfficeMax in November 2013. Mr. Roland Smith’s primary focus upon assuming the CEO position was to build, lead, and retain a talented management team that would successfully integrate the company with OfficeMax and maximize the available synergies and efficiencies. Following the termination of the merger agreement with Staples, Mr. Roland Smith worked closely with the Board to develop a clear and compelling three-year strategic plan to position the company for profitable growth. The company then announced on August 22, 2016 that Mr. Roland Smith would retire as CEO of the company, but he would continue to serve as CEO until a successor was named, which was expected by the end of first quarter 2017. The Board and Mr. Roland Smith entered into an amendment to his employment agreement on August 21, 2016 to address the extension of his contract to ensure sufficient time was provided to the Board to complete an orderly transition to a new CEO. Further information on the amendment is provided in the “Amendment to Mr. Roland Smith’s Employment Agreement” section of this CD&A. Mr. Roland Smith remained employed with the company at the end of 2016, and the integration of the company and OfficeMax was substantially complete with Mr. Roland Smith and his team delivering synergies and efficiencies that significantly exceeded expectations at the beginning of the three-year integration period. Mr. Roland Smith left the company on February 27, 2017 upon the arrival of the new CEO, Mr. Gerry Smith.

•	Promotion of Mr. Rice to Executive Vice President and Chief Operating Officer, North America: The company also announced on August 22, 2016 that we were reorganizing our Executive Committee to better align with the three-year strategic plan we unveiled earlier in August. As part of that plan, we consolidated our Retail, Contracts, Ecommerce and Marketing operations to better serve our customers in today’s omni-channel marketplace; and these functions were moved to Mr. Rice, who was named to the newly-created position of Executive Vice President and Chief Operating Officer, North America. Mr. Rice formerly served as the company’s Executive Vice President, Retail, where he successfully led the integration of the Office Depot and OfficeMax store operations, drove same store sales improvements, and significantly grew operating profit.

•	Separation of Mr. Cosby, President, North America: As part of the CEO selection/transition process, the Board consolidated the CEO and President, North America roles, which resulted in the departure of Mr. Cosby, who was the President, North America at the time, on November 18, 2016. Further information on Mr. Cosby’s eligibility for payments following termination is provided in the “Payments Following Termination to Mr. Cosby” section of this CD&A.

•	Hiring of Mr. Gerry Smith, Chief Executive Officer in February 2017: Mr. Gerry Smith was hired on February 27, 2017. The key provisions of his employment agreement include the following:

•	Base Salary: $1,100,000;

•	Bonus Target: 150%;

•	2017 Long-Term Incentive Program: Stock units with an aggregate grant date fair value of $6,000,000 at target to be awarded at the same time and under the same terms as other eligible participants in the 2017 long–term incentive program. The grant was awarded on March 6, 2017 and was comprised of 50% in performance-based stock units cliff vesting three years after the grant date and 50% in time-based restricted stock units vesting pro-rata on the first three anniversaries of the grant date;

•	Sign on Bonus: $1,200,000 in cash payable following his date of hire to compensate for the 2016 annual bonus he was forfeiting from his prior employer; and

•	Sign on Equity Grants:

•	Stock options with an aggregate grant date fair value equal to $3,000,000, which were granted on his date of hire and vesting pro-rata on the first three anniversaries of the grant date; and

•	Time-based restricted stock units having an aggregate grant date fair value of $4,500,000, which were granted on his date of hire and vesting pro-rata on the first three anniversaries of the grant date to compensate him for equity awards he was forfeiting from his prior employer.

•

2016 Incentive Program Metrics: The Compensation Committee added new metrics to the company’s incentive programs in 2016, including a sales metric under its annual cash bonus plan to focus management on stabilizing sales and a total shareholder return metric under its long-term incentive program to further link pay for performance to shareholder experience. The Compensation Committee also incorporated “line of sight” tracking in its adjusted operating income metric under the annual cash bonus plan to keep individuals focused on the performance achievement of either the total company or North American segments based on which segment each individual’s role most closely aligned. The 2016 incentive programs’ design continued to include minimum threshold gates, minimum and maximum payouts based on separate performance metrics, and negative discretion by the Compensation Committee to decrease payouts if warranted.

•	Long-Term Incentive Plan Amendments: The Compensation Committee approved an amendment on October 27, 2016 to the company’s long-term incentive programs for all of the NEOs, excluding Mr. Roland Smith and Mr. Steven Schmidt, which provided a retention incentive for the eligible NEOs to remain employed with the company until the new CEO was hired. The amendment modified the initial vesting provisions of the outstanding equity awards granted in 2013 through 2016 so that each eligible NEO would continue to vest in (and not forfeit) the portion of his/her multi-year equity grants scheduled to vest in 2017 (subject to the continuation of company performance requirements where applicable) if a new CEO made changes to the executive team and terminated the eligible NEO prior to his/her upcoming vesting dates in 2017. Further information is provided in the “Outstanding Long-Term Incentive Programs” section of this CD&A.

The Compensation Committee approved an additional amendment on December 23, 2016 to the company’s long-term incentive programs for Messrs. Hare and Allison that provided a retention incentive for Messrs. Hare and Allison to remain employed with the company through March 31, 2018, allowing the new CEO substantial time to implement transition and succession planning of the Finance and Human Resources functions in the event that Messrs. Hare and Allison transition out of the company. The amendment modified the initial vesting provisions of Messrs. Hare’s and Allison’s equity awards granted in 2016, so they would continue to vest in (and not forfeit subject to the continuation of company performance requirements where applicable) the remainder of such awards following voluntary termination of employment if they remained employed with the company through March 31, 2018. The Compensation Committee also approved that similar vesting provisions would apply to any long-term incentive grants made to Messrs. Hare and Allison in 2017. Further information is provided in the “Outstanding Long-Term Incentive Programs” section of this CD&A.

2016 Financial Highlights

We continued to see positive results in 2016 from our November 2013 merger with OfficeMax, and our executives continued to achieve key business objectives that position the company for future success. Below is a summary of our significant achievements:

•	The company reported net income from continuing operations of $679 million in 2016 compared to $92 million in 2015.

•	The company reported operating income of $531 million in 2016 compared to $183 million in 2015.

•	The company generated $492 million of cash provided by operating activities of continuing operations in 2016.

•	Free cash flow from continuing operations was $381 million in 2016.

•	The company started to pay a quarterly cash dividend of $0.025 per share beginning in 2016.

•	The company repurchased approximately 37 million shares at a total cost of $132 million in 2016, with $118 million remaining available for repurchase under the current $250 million buyback program.

•	The company sold its European business on December 31, 2016.

•	The company announced its intent to sell its businesses in Australia, New Zealand, South Korea and mainland China (the “International Sale Group”).

The 2016 annual cash bonus plan paid out at 103% of target based on 2016 metrics performance of adjusted operating income of $471 million and North America net sales of $11.001 billion. Further information is provided in the “2016 Annual Cash Bonus Plan” section of this CD&A.

The portion of the long-term incentive program implemented in 2016 and tied to performance is based on a three year performance period and two metrics: adjusted operating income over three one-year periods and total shareholder return over a multiple year period. The first third of the adjusted operating income metric was achieved at 114% based on the 2016 adjusted operating income performance of $471 million. The total shareholder return performance is not determinable until the end of 2018. Further information is provided in the “2016 Long-Term Incentive Program” section of this CD&A.

What were the results of our advisory vote to approve executive compensation?

At our July 2016 annual shareholder meeting, our shareholders were given the opportunity to cast an advisory vote “for” or “against” the compensation of our NEOs in fiscal 2015. On the advisory “say-on-pay” vote, our stockholders overwhelmingly approved the compensation of our NEOs with approximately 93.9% of the votes cast voted for the company’s executive compensation. The Compensation Committee considers this approval level as a strong validation of our compensation philosophy and program.

Compensation Philosophy

OBJECTIVE	COMPENSATION DESIGN CRITERIA
Accountability for Business Performance

•       Tie compensation in large part to the company’s financial and operating performance, so that executives are held accountable for the performance of the business for which they are responsible and for achieving the company’s Annual Operating Plan.

Accountability for Long-Term Performance Competition	• Include meaningful incentives to create long-term stockholder value while not promoting excessive risk taking.

• Reflect the competitive marketplace so the company can attract, retain, and motivate talented executives throughout the volatility of business cycles.

What are the elements of our NEO compensation packages?

The various elements of compensation paid by the company are intended to reflect our compensation philosophy and: (i) provide an appropriate level of financial certainty through fixed compensation, (ii) ensure that at least 50% of equity compensation is performance-based, and (iii) create a balance of short-term and long-term incentives.

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

• Provide appropriate incentives to achieve our Annual Operating Plan;

• Provide market competitive cash compensation when targeted performance objectives are met;

• Provide appropriate incentives to exceed targeted results; and

• Pay meaningful incremental cash awards when results exceed target and pay below market cash awards when results are below target.

Long-Term Incentives (Long-Term Incentive Program, or LTIP)	• Align management and long-term stockholder interests;

• Balance the short-term nature of other compensation elements with long-term retention of executive talent;

• Provide appropriate incentive for consistent achievement of our Annual Operating Plan;

• Focus our executives on the achievement of long-term strategies and results; and

• Support the growth and profitability of each of our revenue-generating business divisions.

Employment, Change in Control and Severance Arrangements	• Enable us to attract and retain talented executives;

• Protect company interests through appropriate post-employment restrictive covenants, including non-competition and non-solicitation;

• When applicable, and if appropriate, ensure management is able to analyze any potential change in control transaction objectively; and

• When applicable, and if appropriate, provide for continuity of management in the event of a change in control.

Other Benefits	• Executives generally participate in the same benefits programs as our other employees; and

• Special benefits and perquisites are limited and used only to attract and retain executive talent as competitively appropriate and necessary.

How do the company’s pay practices compare to best practices?

Our 2016 executive compensation program was based on a compensation philosophy adopted by our Compensation Committee and reflected the advice of the Compensation Committee’s independent compensation consultant, Frederic W. Cook & Co., Inc. (“FW Cook”). The Compensation Committee considered the independence of FW Cook under applicable SEC and The NASDAQ Stock Market rules, and concluded there was no conflict of interest. The Compensation Committee is guided by the following key principles in determining the compensation structure for our executives:

WHAT WE DO	WHAT WE DON’T DO

✓       Independent compensation consultant — Our Compensation Committee receives advice from an independent compensation consultant, which reports directly to the Compensation Committee and provides no other services to the company.

✓       Stock ownership guidelines — To further align the long-term interests of our executives and our stockholders, our board of directors has established robust stock ownership guidelines applicable to our directors, CEO, and other NEOs.

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

X      No tax gross ups — Other than for taxes for the receipt of relocation benefits, which are generally available to all of our relocated employees, and amounts for costs related to reasonable personal expenses associated with attending company sponsored events, none of our NEOs receive gross-ups for taxes on personal benefits.

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

X      No unapproved trading plans — Our directors and executive officers are prohibited from entering into securities trading plans pursuant to SEC Rule 10b5-1 without the pre-approval of our chief legal officer and/or his designees. Further, directors and executive officers must seek the approval of our chief legal officer and/or his designees prior to trading.

X      No dividends on equity — We do not pay dividends or dividend equivalents on unearned and unvested performance shares or restricted stock units.

X      No excessive risk creation — We do not maintain compensation programs that we believe create risks reasonably likely to have a material adverse effect on the company. The company’s internal audit function and our independent compensation consultant review and assess the risk in our compensation programs annually and then report their findings to the Compensation Committee and Audit Committee at a joint meeting.

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

With respect to our CEO’s compensation, 88% of Mr. Roland Smith’s target compensation was “at risk” in 2016 based on operating performance, relative total shareholder return, and/or changes in stock price while target compensation for our other NEOs in 2016 was 77% “at risk.”

Percentages are derived based upon compensation data as of December 31, 2016. Fifty percent of equity grant is performance-based and 50% is time-based. Percentages reflected above for equity components reflect slight differences resulting from accounting expense methodology used for total shareholder return component of performance-based restricted stock units.

What was the total direct compensation for our NEOs during fiscal 2016?

Base Salaries

The Compensation Committee performed its annual review of executive compensation considering external market data, as well as scope of role, individual performance, and internal equity and then determined to make adjustments to the following NEOs’ base salaries during 2016:

•	Mr. Cosby received an increase in his base salary from $850,000 to $900,000 effective July 31, 2016, for retention purposes until a decision was made on long-term plans for the CEO position,

•	Mr. Allison received an increase in his base salary from $525,000 to $550,000 effective October 30, 2016, to reflect his assumed responsibility for the Loss Prevention organization, and

•	Ms. Johansson received an increase in her base salary from $475,000 to $500,000 effective October 30, 2016, to reflect her individual performance working with Mr. Roland Smith and the Board to develop the three-year strategic plan to position the company for profitable growth prior to the planned reorganization of the senior management team.

Additionally, Mr. Rice received an increase in his base salary when he was promoted to Executive Vice President and Chief Operating Officer, North America effective August 21, 2016, from $500,000 to $650,000, to reflect the increased scope of his new role.

Neither Mr. Roland Smith nor Mr. Hare have received a salary increase since their date of hire. For the base salaries of all of the NEOs as of December 31, 2016, please refer to the Summary Compensation Table.

2016 Annual Cash Bonus Plan

The Compensation Committee reviewed our 2016 Annual Operating Plan approved by our Board and the key performance measures for our business and decided to modify the bonus metrics from 2015 when designing the company’s 2016 bonus plan. Our 2016 Annual Cash Bonus Plan included a threshold funding metric based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) and performance metrics of adjusted operating income based on “line of sight” and North America net sales. The Compensation Committee believes that the metrics selected for 2016 were straight forward for the organization to understand, were key to the company’s continued stability and growth, and were elements that directly impact shareholder value. Additionally, the 2016 bonus performance metrics were designed to allow for payouts to be determined within the range of threshold and maximum so long as the minimum EBITDA threshold was achieved. The 2016 Annual Cash Bonus Plan payout was capped at 150% of target payout as the Compensation Committee believed this cap was market competitive for short-term incentives.    Actual payouts were to be based on the level of achievement of the performance metrics subject to the Compensation Committee’s ability to exercise “negative discretion” to decrease payouts if such bonuses were not in its opinion appropriately earned or should not be paid. Further details on each of these components of the 2016 Annual Cash Bonus Plan are described below.

The Compensation Committee approved a threshold EBITDA of $400 million for the 2016 fiscal year, with EBITDA calculated as follows:

1.	Operating Income, plus Asset Impairments, plus Merger Restructuring and Other Operating Expenses, each as reported in the company’s Audited Consolidated Statement of Operations for the 2016 fiscal year, plus

2.	Depreciation and Amortization, as reported in the company’s Audited Consolidated Statement of Cash Flows for the 2016 fiscal year.

Accordingly, if our 2016 EBITDA threshold was not met, no bonus would have been paid under the 2016 Annual Cash Bonus Plan regardless of how we performed on our performance metrics. The EBITDA threshold was also intended to encourage management to continue to focus on reducing expenses and capturing synergies from the Office Depot/OfficeMax merger.

In selecting the performance metrics for fiscal 2016, the Compensation Committee took into consideration the company’s 2016 Annual Operating Plan, plus the estimated impact of the pending merger with Staples, and chose the maximum performance targets that reflected stretch goals and aligned with our 2016 Annual Operating Plan. The Compensation Committee retained adjusted operating income as the primary performance metric because it focused management on the key short-term drivers of sustainable value creation, including revenue generation, cost reduction, and synergy realization, each of which is critical in driving earnings improvement. The Compensation Committee believes that the adjusted operating income metric directly impacts stockholder value and is easy to communicate to the organization. The Compensation Committee focused on adjusted operating income results at both the total company and the North American level based on each NEO’s line of sight and scope of control within the organization.

Also, the FTC review and appeals process had already been ongoing for close to a year and there was a reasonable probability the merger with Staples would ultimately be blocked. Both of these factors combined with the company’s expectation of continued industry headwinds and competitive losses highlighted the importance of stabilizing revenues, so the Compensation Committee also added a new metric focusing on North America net sales. North America net sales was defined as the sum of the Sales figures reported in the Segment Information footnote of our 2016 10-K for the North American Retail and North American Business Solutions segments.

When designing the 2016 Annual Cash Bonus Plan and when considering whether the company has reached the target performance metric for a payout under the 2016 Annual Cash Bonus Plan, the Compensation Committee determined the categories of significant, unplanned and unusual items that would be excluded from adjusted operating income, whether the resulting impact was positive or negative, because they distort the company’s operating performance. This practice ensures that our executives will not be unduly influenced in their day-to-day decision-making because they would neither benefit, nor be penalized, as a result of certain unexpected and uncontrollable events or strategic initiatives that may positively or negatively affect the performance metric in the short-term. For 2016, the categories of excludable items included: merger-related expenses (OfficeMax and Staples); impacts of unplanned acquisitions and divestitures; international restructuring and country portfolio changes; impairment charges related to goodwill, other intangible assets, and long-lived assets (non-cash); and unplanned costs and benefits related to real estate strategy, including, but not limited to lease terminations or facility closure obligations; and other unplanned and unusual adjustments proposed by the Finance Committee and approved by the Compensation Committee.

The total company adjusted operating income target goal of $500 million set by the Compensation Committee early in the year while the Staples merger was still pending and prior to the company’s decision to sell the European business and the International Sale Group was approximately 109% of the 2015 performance of $460 million. (Note 2015 performance was restated to $438 million in late 2016 after incentive goals were set in order to reflect removal of the European business and the International Sale Group from the core operations’ financials.) The maximum total company adjusted operating income goal of $600 million was intended to be a stretch goal that was approximately 130% of 2015 performance and was intended to be very difficult to achieve if the merger with Staples was terminated. The North America adjusted operating income goals were set under a similar methodology with a target of $447 million and a maximum of $536 million. Finally, North America net sales goals were set at a target of $11.434 billion and a maximum of $12.006 billion, which were approximately 79% and 83%, respectively, of our 2015 performance of $14.485 billion (before restatement to reflect removal of the European business and the International Sale Group). The year-over-year reduction in the North America net sales goals were driven primarily by the expectation that sales would be heavily impacted by competitors taking advantage of opportunities to win business away from the company during the lengthy process to determine whether the company would continue as a stand-alone company or be permitted to merge with Staples.

The following chart summarizes the thresholds, targets, and maximum parameters and actual 2016 performance for each of the applicable metrics selected under the 2016 Annual Cash Bonus Plan:

2016 Total Company/North America Metrics*	Threshold Parameter (50% Payout)		Target Parameter (100% Payout)		Maximum Parameter (150% Payout)		2016 Performance

Total Company/North America Adjusted Operating Income (80%)	$402	million	$447	million	$536	million	$471	million

North America Net Sales (20%)	$10.862	billion	$11.434	billion	$12.006	billion	$11.021	billion	**

*	Payouts earned for intermediate performance levels are determined using straight line interpolation. Total Company Adjusted Operating Income, which had a target of $500 million, and North America Adjusted Operating Income, which had a target of $447 million, resulted in the same target and performance amounts due to the divestiture of the European business on December 31, 2016 and the removal of the International Sales Group from core operations, so the Total Company Metrics and North America Metrics used to determine performance achievement were the same.
**	The Committee made its performance achievement calculation for the North America Net Sales metric based on a preliminary number of $11.001 billion; however, final performance achievement was reported at $11.021 billion.

For purposes of determining the level of achievement for each of the bonus metrics under the 2016 Annual Cash Bonus Plan, the Compensation Committee reviewed the applicable financial metrics, as derived ultimately from our 2016 audited financial statements approved by the Audit Committee. For fiscal year 2016, the Compensation Committee certified achievement of the EBITDA funding metric based on EBITDA performance of $647 million and approved the adjusted operating income and net sales performance results as reflected in the charts above.

On February 13, 2017, the Compensation Committee authorized bonuses under the 2016 Annual Cash Bonus Plan to be paid at 103% of target for both the Total Company Metric and the North America Metric. Mr. Schmidt was not eligible for payment under the 2016 Annual Cash Bonus Plan because the terms of his employment agreement governed following his termination of employment.

The threshold, target and maximum payout for each NEO are disclosed in the “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” column of the Grants of Plan-Based Awards table below. The actual dollar amounts earned by our NEOs in 2016, pursuant to the 2016 Annual Cash Bonus Plan, are disclosed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table below.

2016 Long-Term Incentive Program

The company was prohibited by the terms of the merger agreement with Staples from granting any equity incentives to associates in 2016 while the FTC appeals process was ongoing. Following the termination of the merger agreement with Staples in May 2016, the Compensation Committee designed the company’s 2016 long-term incentive program using metrics that differed from those used in 2015. Our 2016 Long-Term Incentive Program (“2016 LTIP”) includes a threshold funding metric based on EBITDA for a portion of the grant and performance metrics through the end of 2018 based on total company adjusted operating income and total shareholder return relative to our executive compensation peer group. The Compensation Committee believes that the metrics selected for 2016 were key to the company’s long-term financial stability and growth because they hold management accountable for delivery of the annual operating plan over multiple years, including continued realization of synergies from the OfficeMax transaction in the remaining years of the integration, and for delivery of the plan to grow profitability and provide shareholder value focusing on: accelerating opportunities in the North American Contracts channel, optimizing and reinventing the North American Retail model, implementing multi-year cost reductions across the company, and returning capital to shareholders.

The purpose of the company’s long-term incentive program is to further align the long-term interests of management with those of our stockholders and help retain our key talent. These objectives must be balanced such that successful, high-achieving employees remain motivated and committed even in periods of temporary market downturns or volatility in company performance as well as the periods where we have strategic transactions that create uncertainty. In support of these objectives, the 2016 LTIP award includes both time and performance-based components to promote long-term retention and achievement of key operating objectives, as set forth below:

(1)

Time Based Equity - 50% of the 2016 LTIP award consists of restricted stock units, which contain a service condition, with vesting occurring in three equal annual installments if the recipient is still employed on each applicable vesting date; and

(2)	Performance Based Equity - 50% of the 2016 LTIP award consists of performance shares, which contain both a performance and service condition, with vesting occurring 100% on March 20, 2019 if the recipient is still employed, with performance based on the following multiple-year metrics:

•	Total Shareholder Return - 25% of the 2016 LTIP award is based on Total Shareholder Return for the company relative to the peer group (defined below) for the performance period beginning on May 16, 2016 and ending on December 29, 2018 (“TSR Performance Period”); and

•	Adjusted Operating Income - 25% of the 2016 LTIP award is based on Total Company Adjusted Operating Income (non-GAAP) (“AOI’) for the three one-year fiscal years beginning on December 27, 2015 and ending on December 29, 2018 (the “AOI Shares”), with annual AOI targets set as follows:

•	2016 AOI – target set at $500 million; and

•	2017 AOI and 2018 AOI – annual targets set for 2017 and 2018 using a three percent growth goal over actual performance in the prior year.

AOI performance for each of the three fiscal years will be measured against the annual AOI target at the end of each year; and the applicable payout percentage, if any, will be calculated, but not paid or banked. At the end of 2018, the calculated payout percentages from each of the three years’ performance results will be averaged to determine the portion of the award earned.

The Compensation Committee also approved a threshold EBITDA of $250 million for the AOI Shares. Accordingly, if our EBITDA threshold was not met, the AOI Shares would not be paid regardless of how we perform on our AOI performance metric. A lower EBITDA threshold was set under the 2016 LTIP (as compared to the 2016 Annual Cash Bonus Plan) because the EBITDA performance period for the 2016 LTIP was shorter because the grant date was delayed until May. The shortened EBITDA period was necessary to comply with Internal Revenue Code (“Code”) Section 162(m) exemption for performance-based compensation and so the company could make meaningful grants under the 2016 LTIP within weeks of the termination of the merger agreement with Staples in order to address retention concerns and keep management and the organization focused on its 2016 Annual Operating Plan despite the distraction and additional uncertainty that was created by the failed merger. EBITDA is calculated as follows:

1.	Operating Income, plus Asset Impairments, plus Merger Restructuring and Other Operating Expenses, each as reported in the company’s Audited Consolidated Statement of Operations for the second, third, and fourth quarters of 2016, plus

2.	Depreciation and Amortization, as reported in the company’s Audited Consolidated Statement of Cash Flows for the second, third, and fourth quarters of 2016.

The 2016 long-term incentive performance metrics are designed to allow for payouts to be determined within the range of threshold and maximum and so long as the minimum EBITDA threshold was achieved where applicable. The 2016 LTIP payout is capped at 150% of target payout on the Total Shareholder Return metric and 200% of target payout on the AOI metric as the Compensation Committee believed these caps are market competitive for long-term incentives. Actual payout on the AOI metric is also subject to the Compensation Committee’s ability to exercise “negative discretion” to decrease such payout if such incentive is not, in the Compensation Committee’s opinion, appropriately earned or should not be paid.

When considering whether the company has reached the AOI performance metric for a payout under the 2016 LTIP, the Compensation Committee, when designing the 2016 LTIP, determined the categories of significant, unplanned and unusual items that would be excluded from adjusted operating income, whether the resulting impact was positive or negative, because they distort the company’s operating performance. This practice ensures that our executives will not be unduly influenced in their day-to-day decision-making because they would neither benefit, nor be penalized, as a result of certain unexpected and uncontrollable events or strategic initiatives that may positively or negatively affect the performance metric in the long-term. For 2016, the categories of excludable items included: merger related expenses (OfficeMax and Staples); impacts of unplanned acquisitions and divestitures; international restructuring and country portfolio changes; impairment charges related to goodwill, other intangible assets, and long-lived assets (non-cash); and unplanned costs and benefits related to real estate strategy, including, but not limited to lease terminations or facility closure obligations; and other unplanned and unusual adjustments proposed by the Finance Committee and approved by the Compensation Committee.

The Compensation Committee set the following thresholds, targets, and maximum parameters for each of the applicable metrics selected under the 2016 LTIP:

Total Shareholder Return (as compared to peer group)*	Threshold Parameter (50% Payout)	Target Parameter (100% Payout)	Maximum Parameter (100% Payout)**	Maximum Parameter (150% Payout)**
Company TSR is Positive	30th percentile	50th percentile	N/A	70th percentile

Company TSR is Negative	30th percentile	50th percentile	70th percentile	N/A

Total Company AOI*	Threshold Parameter (50% Payout)	Target Parameter (100% Payout)	Maximum Parameter (200% Payout)	Actual Performance**
2016 AOI (33.3%)	$402 million	$447 million	$536 million	$471 million

2017 AOI (33.3%)	$436.5 million	$485 million	$679 million	TBD

2018 AOI (33.4%)	90% of 2018 AOI Target	103% of Actual 2017 AOI	140% of 2018 AOI Target	TBD

*	Payouts earned for intermediate performance levels are determined using straight line interpolation.
**	Payouts for achievement of negative company TSR are capped at 100% payout regardless of percentile achievement relative to the comparative peer group. Payouts for achievement of positive company TSR are capped at 150% payout. A four times value cap will also be applied if applicable.

For purposes of determining the level of achievement for the 2016 metrics under the 2016 LTIP, the Compensation Committee reviewed the applicable financial metrics, as derived ultimately from our 2016 audited financial statements approved by the Audit Committee. On February 13, 2017, the Compensation Committee approved the EBITDA for the 2016 LTIP at $474 million and certified that the required EBITDA threshold was satisfied for the AOI metric. The Compensation Committee also approved 2016 AOI at $471 million as shown in the chart above, which resulted in one-third of the 2016 LTIP award based on the AOI metric being calculated at 114%. The Compensation Committee set the 2017 AOI target at $485 million based on the pre-established goal of 3% above 2016 actual results. Total Shareholder Return performance is not determinable until the completion of the TSR Performance Period at the end of 2018.

Why does the company continue to use similar performance measures in both its Annual and Long-Term Incentives Programs?

The Compensation Committee modified the company’s 2016 incentive programs to include a sales metric in the short-term program and a total shareholder return metric in the long-term program which is equal in weight to the adjusted operating income metric in the long-term program. However, the Compensation Committee retained adjusted operating income in both programs because it continues to believe that adjusted operating income remains the key driver of stockholder value for our company. Adjusted operating income focuses on sustainable value creation, including revenue generation, cost reduction and synergy realization, each of which is critical in driving earnings improvement. In addition, the Compensation Committee believes that the management team continues to perform better when it is focused on a reinforced, well understood metric that balances revenue, cost and profit objectives. The use of adjusted operating income allows management to appropriately focus on driving down costs and achieving forecasted synergies, but also grow the top line. Furthermore, we have various controls in place to mitigate potential risk-taking with having adjusted operating income in both programs. These controls include a clawback policy, negative discretion used by the Compensation Committee to ensure that annual bonus and performance stock unit payouts are appropriate, robust executive stock ownership guidelines to ensure that NEOs are long-time stockholders of the company, and use of a three-year vesting schedule in the 2016 LTIP program.

2015 Long-Term Incentive Program

The Compensation Committee certified in 2016 that the 2015 Free Cash Flow threshold gate of negative $200 million for the 2015 Long-Term Incentive Program (“2015 LTIP”) was achieved based on 2015 Free Cash Flow performance of negative

$37 million. The Compensation Committee also approved performance achievement of 130% of target for the performance shares granted under the 2015 LTIP award based on the company’s 2015 AOI performance of $460 million (before restatement to reflect removal of the European business and the International Sale Group). The eligible NEOs will be eligible to vest in their 2015 LTIP awards on March 4, 2018 if they are still employed with the company. Further information on the 2015 LTIP design is included in the company’s Proxy Statement filed on June 13, 2016.

2014 Long-Term Incentive Program

The Compensation Committee certified in 2017 that the cumulative three years Free Cash Flow threshold gate of negative $250 million for the 2014 Long-Term Incentive Program (“2014 LTIP”) was achieved based on cumulative Free Cash Flow for the 2014, 2015, and 2016 fiscal years of $384 million. The Compensation Committee also approved performance achievement of 150% of target for the performance shares granted under the 2014 LTIP award based on the company’s cumulative AOI performance for the 2014, 2015, and 2016 fiscal years of $1,219 million. The eligible NEOs will be eligible to vest in their 2014 LTIP awards as of the third anniversary of their applicable grant date if they are still employed with the company. Further information on the 2014 LTIP design is included in the company’s Proxy Statement filed on May 15, 2015.

Outstanding Long-Term Incentive Programs

On October 27, 2016, the Compensation Committee approved an amendment to certain outstanding awards made under the company’s long-term incentive programs to the NEOs, excluding the CEO and Mr. Schmidt, to address retention concerns with management as a result of the ongoing and lengthy CEO selection process. The changes applied to certain outstanding restricted stock unit (“RSU”) and performance share unit (“PSU”) awards previously awarded in fiscal years 2013 through 2016, as applicable (the “Awards”). Under the amendments, each of the eligible NEOs who is involuntarily terminated by the company without Cause (as that term is defined in the applicable award agreement) will continue to vest (to the extent they have not already vested) in the portion of his/her Awards that would otherwise have vested in 2017 if he/she had not been terminated prior to the 2017 vesting date. All applicable performance requirements under the Awards will continue to apply. All other outstanding equity previously granted to the eligible NEOs that would otherwise vest after 2017 will continue to be forfeited as of the applicable termination date.

On December 23, 2016, the Compensation Committee also approved an amendment to the 2016 LTIP awards made to Messrs. Hare and Allison. Under the amendment, Messrs. Hare and Allison will continue to vest (to the extent they have not already vested) in their outstanding 2016 LTIP awards, if any, following voluntary termination; provided that, they remain employed with the company through March 31, 2018. All applicable performance requirements under the 2016 LTIP will continue to apply. The Compensation Committee also approved that similar vesting provisions would apply to any long-term incentive grants made to Messrs. Hare and Allison in 2017.

Amendment to Mr. Roland Smith’s Employment Agreement

In connection with Mr. Roland Smith’s planned retirement, the company and Mr. Smith entered into an agreement, dated August 21, 2016, that amended and supplemented Mr. Smith’s employment agreement with the company, dated November 12, 2013 (together with a prior amendment effective February 7, 2014, the “Amended Employment Agreement”). The Amended Employment Agreement provided the terms and conditions for Mr. Smith’s continued employment with the company until his planned retirement following the Board’s appointment of a new chief executive officer, including:

(1)	Mr. Smith’s eligibility for participation in the company’s 2017 annual cash bonus plan with earned amounts, if any, based on Mr. Smith’s service during 2017 and the company’s actual performance against the 2017 performance metrics approved by the Compensation Committee;

(2)	A special bonus of $2 million payable in a cash lump sum with payment timing tied to Mr. Smith’s execution of a company release following his termination; and

(3)	Mr. Smith will continue to vest (to the extent he has not already vested) in his outstanding 2016 LTIP award following his termination under his award’s normal vesting schedule on March 20th in 2017, 2018, and 2019, as applicable, and will be deemed to have completed all required service. All applicable performance requirements under the 2016 LTIP award will continue to apply.

For a detailed description of Mr. Roland Smith’s Amended Employment Agreement, please see the section entitled “Summary of Executive Agreements and Potential Payments upon Termination or Change in Control” beginning on page 34.

Retention and Termination Payments to Mr. Schmidt

Mr. Schmidt received a retention bonus of $1 million on March 15, 2016 according to the terms of his retention award granted in 2015. In connection with Mr. Schmidt’s termination, he also received a severance payment of $2,786,196 on November 28, 2016, calculated according to the terms of his employment agreement. For a detailed description of Mr. Schmidt’s employment and retention agreements, please see the section entitled “Summary of Executive Agreements and Potential Payments upon Termination or Change in Control” beginning on page 34.

Payments Following Termination to Mr. Cosby

In connection with Mr. Cosby’s termination, he is eligible to receive a severance payment of $1,367,122 calculated according to the terms of his employment agreement. Payment of Mr. Cosby’s severance is required to be delayed until May 18, 2017 to comply with Code Section 409A. For a detailed description of Mr. Cosby’s employment agreement, please see the section entitled “Summary of Executive Agreements and Potential Payments upon Termination or Change in Control” beginning on page 34.

Mr. Cosby is also eligible to receive $807,163, which represents a pro-rata portion of his bonus earned under the 2016 Annual Cash Bonus Plan based on his service completed in the performance period through his termination date. Payment of Mr. Cosby’s earned bonus is also delayed until May 18, 2017 to comply with Code Section 409A.

Finally, Mr. Cosby will continue to vest in the portion of his long-term incentive awards granted to him in fiscal years 2014, 2015, and 2016 that would otherwise have vested in 2017 (according to the terms of the amendment approved by the Compensation Committee on October 27, 2016) because he was involuntarily terminated by the company without Cause (as defined in his applicable award agreements). All applicable performance requirements under these awards will continue to apply. All other outstanding equity previously granted to Mr. Cosby that would have otherwise vested after 2017 was forfeited as of his termination date.

Executive Compensation Process and Governance

What was the process used to determine executive compensation in 2016?

The Compensation Committee generally kept executive compensation in 2016 consistent with executive compensation in 2015 with a few adjustments described above. The Compensation Committee continued to engage FW Cook as its independent compensation consultant to assist the Compensation Committee with its annual review of executive compensation matters, including:

•	Overall compensation philosophy;

•	Peer group construction and member companies;

•	Design of our short-term and long-term incentive programs;

•	Risk analysis of our incentive plans;

•	Executive compensation determination;

•	Executive compensation disclosure and discussion of best practices for such disclosure;

•	Benchmarking of certain policies and practices, including director and executive stock ownership guidelines; and

•	CEO leadership transition compensation arrangements.

Members of management, including our former CEO, Mr. Roland Smith, provided input to the Compensation Committee regarding executive compensation for the NEOs (other than himself). Management provided input for the Compensation Committee’s consideration regarding the performance metrics for our 2016 Annual Cash Bonus Plan and 2016 LTIP.

How is peer group data used by the Compensation Committee?

The Compensation Committee believes benchmarking is a useful method to gauge both the compensation level and compensation mix for executives within competitive job markets that are relevant to our company. The Compensation

Committee generally reviews data gathered from the proxy statements of our peer group (as defined below) as well as industry surveys for benchmarking purposes in its review and analysis of base salaries, bonuses, long-term incentives, and benefits/perquisites to establish our executive compensation program.

The peer group was developed based on the following criteria:

•	Initial selection focused on companies in the following Global Industry Classification Standard code (“GICS”):

•	Capital Goods

•	Commercial & Professional Services

•	Food & Staples Retailing

•	Retail and

•	Technology Hardware & Equipment.

•	Companies within the selected GICS were then screened further based on the following additional criteria:

•	One-third to three times our pro-forma revenue

•	Five times our recent market cap

•	Similar operating margin

•	Similar business model, including product lines, multi-channel retailing, business to business distributor, and/or business-to-business services presence and

•	Prevalent “peer of peers.”

Companies selected for the peer group were required to have a significant number of the characteristics described above, but not necessarily all of them. Judgment was used to ensure that the median revenue of the group remained reasonable and to create a balanced mix of retailers, distributors, and service companies.

Peer group data is generally reviewed annually to determine if modifications to the peer group or the criteria used to determine the peer group are necessary. The Compensation Committee determined that no changes to the criteria were needed; and the companies listed below would be used to make up the company’s peer group in 2016, which was used by the Compensation Committee to make executive compensation decisions and as the comparison group for the Total Shareholder Return metric under the 2016 LTIP:

Arrow Electronics, Inc.	Casey’s General Stores, Inc.	J.C. Penny Company, Inc.
AutoNation, Inc.	CDW Corporation	Kohl’s Corporation
Avnet, Inc.	Dick’s Sporting Goods, Inc.	Macy’s, Inc.
Barnes & Noble, Inc.	Dollar General Corporation	R.R. Donnelley & Sons Company
Bed Bath & Beyond Inc.	Essendant, Inc.	Rite Aid Corporation
Best Buy Co., Inc.	Genuine Parts Company	Staples, Inc.
Big Lots, Inc.	Insight Enterprises, Inc.

In addition to the benchmarking results, the Compensation Committee generally considers the following in making executive compensation decisions:

•	Our financial performance and the financial performance of the peer group when setting executive compensation

•	Individual performance, tenure, and responsibilities in the executive’s current position

•	Target total direct compensation structures (i.e., sum of salary, annual bonus, and cash and equity awards)

•	Variable compensation program design and/or

•	Benefit and perquisite offerings.

When making compensation decisions, the Compensation Committee considers each element of compensation individually (i.e. base salary, short-term incentives, and long-term incentives), but also considers the target total direct compensation and mix of compensation paid to the NEOs. The Compensation Committee also considers strategic business decisions when developing and approving the compensation program.

Does the Compensation Committee take tax and accounting consequences into account when designing executive compensation?

Code Section 162(m) generally does not allow a tax deduction to public companies for compensation in excess of $1 million paid to the CEO or certain other NEOs, excluding the CFO. Certain compensation is specifically exempt from the deduction limit to the extent that it does not exceed $1 million during any fiscal year or is “performance-based” as defined in Code Section 162(m). The Compensation Committee strives to structure NEO compensation to be exempt from the deductibility limits set in Code Section 162(m) whenever possible. The Compensation Committee also believes that tax deductibility is but one factor to consider in developing an appropriate compensation package for executives. As a result, the Compensation Committee reserves and will exercise its discretion in this area to design a compensation program that serves the long-term interests of the company, but which may not qualify for tax deductibility as a result of Code Section 162(m). In fiscal year 2016, a portion of the compensation paid to certain of our NEOs was not deductible for tax purposes pursuant to Code Section 162(m).

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

The Compensation Committee believes that change in control (“CIC”) agreements effectively motivate executives to remain engaged and strive to create stockholder value in the event the company becomes an acquisition target or is targeting another company for acquisition, despite the risk of job loss or the loss of equity vesting opportunity. In addition, these arrangements are necessary to attract and retain qualified executives who may have other job alternatives that may appear to them to be less risky absent these arrangements, and these arrangements are particularly important to the company given the high levels of competition for executive talent in the retail sector.

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

For a detailed description of the company’s change in control plan and agreements with our NEOs, please see the section entitled “Summary of Executive Agreements and Potential Payments upon Termination or Change in Control” beginning on page 34.

What types of perquisites are NEOs eligible to receive?

The company provides the NEOs with a set of core benefits that are generally available to the company’s other full-time employees (e.g., coverage for medical, dental, vision care, prescription drugs, annual physical, and basic life insurance and long-term disability coverage), plus voluntary benefits that a NEO may select (e.g., supplemental life insurance).

In addition, the company has a matching contribution to the 401(k) plan for all participants, including the NEOs, which is equal to 50% of employee deferrals on the first 6% of eligible earnings (up to plan limits). The Compensation Committee believes it is important to offer a benefit of this nature to further motivate and retain employees.

Consistent with the peer group and the current trend in executive compensation, the company limits the perquisites provided to its NEOs. Other than the car allowances and financial planning services provided to its NEOs, perquisites are reserved for the attraction and retention of executive talent and to allow NEOs to efficiently handle the responsibilities of their position. The company’s Aircraft Personal Use Policy states that the use of company-leased aircraft will be limited to the CEO (subject to an annual hours limit) and other executives as extenuating circumstance may require. The Compensation Committee reviews executive aircraft use quarterly and has established upper limits on personal usage. Please see the “Summary Compensation Table” and the footnotes to such table for further information concerning any such perquisites paid to NEOs.

Do the Compensation Committee and Audit Committee review incentive programs to ensure that they do not encourage excessive risk-taking?

The Compensation Committee and Audit Committee jointly meet annually to review a report prepared by our Internal Audit Department upon such Department’s review of the design of each of the incentive programs for the company’s regions, certain classifications of employees and business lines, and other relevant programs. Such report assesses whether or not any inappropriate actions had been taken under such programs or whether such programs had any features to incentivize risk-taking. In addition, our independent compensation consultant also reviews and assesses the risk in our compensation programs. The Committees jointly reported to the Board that they do not believe that any aspects of the 2016 compensation program encouraged the NEOs to take unnecessary and excessive risks.

Additionally, the financial goals set forth in the corporate annual cash bonus plan and the long-term incentive program are based upon performance targets that the Compensation Committee believes are attainable without the need to take inappropriate risks or make material changes to the company’s business or strategy. Furthermore, the 2016 LTIP awards vest over a three-year period to encourage a longer-term perspective. Finally, the equity component of the company’s compensation program, including the addition of the Total Shareholder Return metric in the 2016 LTIP, coupled with our stock ownership guidelines, align executive and long-term stockholder interests because value is linked to changes in our stock price.

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

The Compensation Committee believes that the NEOs should maintain a meaningful equity interest in the company through the ownership of stock. As such, the following stock ownership guidelines are in place for our NEOs still employed by the company:

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

The current guidelines are considered competitive according to the market data provided by FW Cook. The Compensation Committee annually reviews each NEO’s progress toward meeting the ownership guidelines.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the 2016 fiscal year, the Compensation Committee was comprised of the following directors: Dr. David M. Szymanski (Chair), Ms. Cynthia T. Jamison, and Messrs. V. James Marino and Michael J. Massey. During the 2016 fiscal year, all members of the Compensation Committee were independent directors, and no member was an employee or former employee of the company. In addition, none of the company’s executive officers served on the board of directors or Compensation Committee (or other committee serving an equivalent function) of another entity whose executive officer served on the Compensation Committee.

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

The Compensation Committee has reviewed and discussed this Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with our management and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K, as amended, for the fiscal year ended December 31, 2016.

The Compensation Committee:

David M. Szymanski (Chair)

Cynthia T. Jamison

V. James Marino

Michael J. Massey

COMPENSATION PROGRAMS RISK ASSESSMENT

In 2017, the Compensation Committee, in a joint meeting with the Audit Committee, assessed the company’s 2016 compensation programs and practices and concluded that such programs and practices do not create risks that are reasonably likely to have a material adverse effect on the company. The Compensation Committee’s independent compensation consultant also reviews and assesses the risk in our compensation programs.

The company conducted a risk assessment that included a detailed qualitative and quantitative analysis of its compensation programs to which employees at all levels of the organization may participate, including the NEOs. The Compensation Committee also considers how the design of the company’s compensation programs compares to compensation programs maintained by the company’s peer companies. Based on the company’s risk assessment, and the reviews done by the independent compensation consultant and the Compensation and Audit Committees jointly, the Compensation Committee believes that the company’s 2016 compensation programs have been appropriately designed to attract and retain talent and properly incentivize employees to act in the best interests of the company.

The company has programs and features that are designed to ensure that its employees, including the NEOs, are not encouraged to take unnecessary risks in managing the company’s business, including:

•	Oversight of compensation programs (or components of programs) by the Compensation Committee and by a broad-based group of functions within the company, including the Human Resources, Legal, and Internal Audit Departments;

•	Discretion provided to the Compensation Committee (including negative discretion) to set targets, monitor performance, and determine final incentive award payouts;

•	A variety of programs that provide focus on both short-and long-term goals and that provide a balanced mixture of cash and equity compensation;

•	Incentives focused primarily on the use of financial metrics based on the annual operating plan which is approved by the Board;

•	Multi-year service-based vesting conditions with respect to equity-based awards;

•	Adoption of a total shareholder return metric under the long-term incentive program; and

•	An incentive pay recoupment policy which provides for recoupment of incentive compensation in the event of a financial restatement.

The company periodically monitors its incentive programs throughout the year to ensure that such programs do not encourage undue risk taking and appropriately balance risk and reward consistent with the company’s enterprise risk management efforts.

SUMMARY COMPENSATION TABLE

Summary Compensation Table for Fiscal Years 2014 - 2016
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Named Officers and Principal Positions	(1) Year	(2) Salary ($)	Bonus ($)	(3) Stock Awards ($)	(3) Option Awards ($)	(4) Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and NQ Deferred Compensation Earnings ($)	(5) All Other Compensation ($)	Total ($)
Roland Smith Former Chief Executive Officer	2016	$1,426,923	$—	$7,818,697	$—	$2,204,596	$—	$322,113	$11,772,329
	2015	$1,400,000	$—	$—	$—	$2,730,000	$—	$167,279	$4,297,279
	2014	$1,400,000	$—	$—	$—	$3,150,000	$—	$544,280	$5,094,280
Stephen Hare Chief Financial Officer	2016	$764,423	$—	$2,932,013	$—	$669,252	$—	$55,848	$4,421,536
	2015	$750,000	$—	$2,000,000	$—	$828,750	$—	$35,659	$3,614,409
	2014	$750,000	$—	$—	$—	$956,250	$—	$202,211	$1,908,461
Michael Allison Chief Administrative Officer (Formerly Chief People Officer)	2016	$539,423	$—	$1,466,005	$—	$416,704	$—	$36,850	$2,458,982
	2015	$525,000	$500,000	$900,000	$—	$667,292	$—	$99,789	$2,692,081
Juliet Johansson Former Chief Strategy and Innovation Officer	2016	$488,462	$—	$977,340	$—	$377,337	$—	$36,850	$1,879,989
Troy Rice Chief Operating Officer, North America	2016	$564,423	$—	$879,602	$—	$402,344	$—	$23,850	$1,870,219
Mark Cosby Former President, North America	2016	$783,654	$—	$2,932,013	$—	$807,163	$—	$1,470,848	$5,993,678
	2015	$850,000	$—	$2,500,000	$—	$1,105,000	$—	$251,412	$4,706,412
	2014	$375,962	$500,000	$3,500,000	$—	$563,943	$—	$68,525	$5,008,430
Steve Schmidt Former President, International	2016	$285,577	$1,000,000	$—	$—	$—	$—	$2,813,746	$4,099,323
	2015	$675,000	$—	$2,000,000	$—	$573,750	$—	$39,127	$3,287,877

(1)	The 2016 fiscal year was a 53-week period. All compensation reflected in the table above and the tables that follow, as applicable, represents compensation earned over the full 53-week period.
(2)	Column (c) is used to record salary amounts that include cash compensation earned by each NEO during fiscal years 2016, 2015 and 2014 as well as any amounts earned in those years but contributed by the NEO into an NEO’s 401(k) Plan at the election of the NEO.
(3)	The dollar amounts in columns (e) and (f) reflect the aggregate grant date fair value of equity awards granted within the fiscal year under the 2015 LTIP, in accordance with FASB ASC Topic 718 for stock-based compensation. These amounts reflect the total grant date fair value for these awards, and do not correspond to the actual value that will be recognized as income by each of the NEOs when received. Assumptions used in the calculation of these award amounts are included in Notes 1 and 11 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. For 2016, the aggregate grant date fair value of equity awards reported in column (e) reflects the grant date fair value of performance-based stock units plus the grant date fair value of time-vested restricted stock units granted to the NEOs. The grant date fair value of the performance-based stock units at the maximum level of achievement is $5,818,694 for Mr. Smith, $2,182,016 for Messrs. Cosby and Hare, $1,091,003 for Mr. Allison, $727,342 for Ms. Johansson, and $654,599 for Mr. Rice.
(4)	The amounts in column (g) for 2016 reflect cash awards earned under the 2016 Annual Cash Bonus Plan, which is previously discussed in more detail under the section entitled “2016 Annual Cash Bonus Plan.” The amount reported for 2016 was based on fiscal year 2016 performance and was paid to all of the NEOs in the fiscal month March of 2017.
(5)	The dollar amounts in column (i) summarize the amounts included in the “Other Compensation Table for Fiscal Year 2016” that follows, which reflects the types and dollar amounts of perquisites and other personal benefits provided to the NEOs during the fiscal year 2016. For purposes of computing the dollar amounts of the items listed in the Other Compensation Table, except as otherwise noted, the actual incremental costs to the Company of providing the perquisites and other personal benefits to the NEOs was used. Each perquisite and other personal benefit included in the Other Compensation Table that follows is described in more detail in the narratives immediately following the table.

OTHER COMPENSATION TABLE FOR FISCAL YEAR 2016

Other Compensation Table for Fiscal Year 2016
Summary Compensation Table, Column (i) Components
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Named Officers	(1) Car Allowance	(2) 401k Match	(3) Personal Aircraft Usage	(4) Financial Planning	(5) Other	Total
Roland Smith	$25,481	$7,950	$275,682	$13,000	$—	$322,113
Stephen Hare	$15,900	$7,950	$18,998	$13,000	$—	$55,848
Michael Allison	$15,900	$7,950	$—	$13,000	$—	$36,850
Juliet Johansson	$15,900	$7,950	$—	$13,000	$—	$36,850
Troy Rice	$15,900	$7,950	$—	$—	$—	$23,850
Mark Cosby	$14,100	$7,950	$—	$13,000	$1,435,798	$1,470,848
Steve Schmidt	$6,600	$7,950	$—	$13,000	$2,786,196	$2,813,746

(1)	Column (b) reflects the car allowance of each NEO during fiscal year 2016 as part of the Executive Car Allowance Program.
(2)	Column (c) reflects the cost of matching contributions under Office Depot’s 401(k) Plan of up to 3% of eligible compensation for the 2016 fiscal year up to the IRS annual compensation limits.
(3)	The amount in column (d) reflects the fiscal year 2016 incremental cost of personal use of company-leased aircraft. The amount includes the actual cost of fuel and additives, per hour accruals of maintenance service plans, trip-related crew hotels and meals, in-flight food and beverages, landing and ground handling fees, hangar or aircraft parking costs, certain other smaller variable costs for each personal trip leg plus an allocation of maintenance costs based on the per mile cost to maintain the aircraft multiplied by the number of personal miles flown. Fixed costs that would be incurred in any event to operate company aircraft (e.g., aircraft and hangar lease costs, depreciation, and flight crew salaries) are not included.
(4)	Column (e) reflects amounts earned by the NEOs in fiscal year 2016 for payments made to third parties on behalf of the NEOs for financial planning services incurred during the fiscal year. Amounts incurred are taxable to the NEOs.
(5)	Column (f) reflects amounts earned by Messrs. Cosby and Schmidt as severance in connection with their separations of service with Office Depot during fiscal year 2016. Severance earned by Mr. Cosby pursuant to his employment offer letter will be paid in May of 2017 to comply with Internal Revenue Code Section 409A. Additional details related to the severance earned by Messrs. Cosby and Schmidt can be found in the section entitled “Summary of Executive Agreements and Potential Payments upon Termination or Change in Control” beginning on page 34. In addition, amount shown for Mr. Cosby reflects payments made to him and to third parties on his behalf for non-qualified (taxable) and qualified (non-taxable) expenses associated with the company’s Executive Relocation Program. These amounts include $32,312 in tax gross-ups related to the relocation payments for Mr. Cosby.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2016

Grants of Plan-Based Awards in Fiscal Year 2016
(a)	(b)	(c-e)	(f-h)				(i)		(j)	(k)	(l)
Named Officers	Grant Date	(1) Estimated Future Payouts Under Non-Equity Incentive Plan Awards	(2) Estimated Future Payouts Under Equity Incentive Plan Awards			(3) All Other Stock Awards: Number of Shares / Units (#)			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	(4) Grant Date Fair Value
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
		$1,070,192	$2,140,384	$3,210,576
	5/27/2016				283,286	566,572	849,858				$1,818,696
Roland Smith	5/27/2016				283,286	566,572	1,133,144				$1,999,999
	5/27/2016							1,133,145			$4,000,002

		$324,880	$649,760	$974,640
	5/27/2016				106,233	212,465	318,698				$682,013
Stephen Hare	5/27/2016				106,233	212,465	424,930				$750,001
	5/27/2016							424,929			$1,499,999

		$202,284	$404,567	$606,851
	5/27/2016				53,116	106,232	159,348				$341,005
Michael Allison	5/27/2016				53,116	106,232	212,464				$374,999
	5/27/2016							212,465			$750,001

		$183,173	$366,346	$549,519
	5/27/2016				35,411	70,822	106,233				$227,339
Juliet Johansson	5/27/2016				35,411	70,822	141,644				$250,002
	5/27/2016							141,643			$500,000

		$195,312.50	$390,625	$585,938
	5/27/2016				31,870	63,739	95,609				$204,602
Troy Rice	5/27/2016				31,870	63,739	127,478				$224,999
	5/27/2016							127,479			$450,001

		$433,173	$866,346	$1,299,519
	5/27/2016				106,233	212,465	318,698				$682,013
Mark Cosby	5/27/2016				106,233	212,465	424,930				$750,001
	5/27/2016							424,929			$1,499,999

Steve Schmidt		$292,392	$584,784	$877,175

(1)	Column (c) reflects the minimum payments each NEO could expect to receive if Office Depot reached at least its threshold performance goal set by the Compensation Committee in fiscal year 2016 under the 2016 Annual Cash Bonus Plan. Threshold was set at 50% of target for all NEOs. The financial performance goal was targeted to pay out at 100% upon achievement with a maximum payout of 150% of target to be paid if target was exceeded. Column (d) reflects the target payments each NEO could expect to receive if Office Depot reached its target performance goals in 2016 under the 2016 Annual Cash Bonus Plan. Each NEO’s target annual bonus is expressed as a percentage of such officer’s bonus eligible earnings. For 2016, the target bonus percentage was 150% of bonus eligible earnings for Mr. Smith, 85% for Messrs. Hare and Schmidt, 75% for Mr. Allison and Ms. Johansson, 75% for Mr. Rice (65% for the portion of the year prior to his promotion), and 100% for Mr. Cosby. Column (e) reflects the maximum payout each NEO could expect to receive if target was exceeded. Performance below threshold would result in no bonus being paid. See the section entitled “2016 Annual Cash Bonus Plan” beginning on page 15 for additional details.
(2)	Columns (f) through (h) reflect the threshold, target and maximum payouts for performance stock units granted pursuant to the 2015 LTIP. NEOs will be eligible to earn all or a portion or an amount in excess of their target share award based on Office Depot’s performance relative to the metrics established by the Compensation Committee for the 2016 fiscal year. In addition to Office Depot satisfying at least the threshold performance condition under each of the metrics, NEOs must also satisfy the service condition to become vested in their eligible award by remaining continuously employed by Office Depot from the date of grant until the vesting date. Further description of the NEO’s 2016 long-term incentive award is discussed in the section entitled “2016 Long-Term Incentive Program” beginning on page 17.
(3)	Column (i) represents time-vested RSUs granted pursuant to Office Depot’s 2015 LTIP. The RSUs will vest one-third on each of March 20, 2017, March 20, 2018, and March 20, 2019, provided that each NEO is continuously employed by Office Depot from the grant date until each such vesting date.
(4)

Column (l) is computed in accordance with FASB ASC Topic 718 for stock-based compensation. See Notes 1 and 11 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 regarding assumptions underlying the valuation of equity awards. These amounts do not correspond to the actual value that will be recognized as income by each of the NEOs when received.

OUTSTANDING EQUITY AWARDS AT 2016 FISCAL YEAR-END

Outstanding Equity Awards at 2016 Fiscal Year-End
	Option Awards						Stock Awards
(a)	(b)		(c)	(d)	(e)	(f)	(g)		(h)	(i)		(j)
Named Officers	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Roland Smith	1,500,000	(1)			$5.21	11/12/23
							1,133,145	(2)	$5,121,815	1,133,144	(2)	$5,121,811
Stephen Hare	500,000	(1)			$5.35	12/2/23
							424,929	(2)	$1,920,679	424,930	(2)	$1,920,684
							208,113	(3)	$940,671
Michael Allison	15,000	(4)			$7.7100	3/8/17
	3,118	(5)			$5.1300	6/8/17
	25,000	(6)			$4.2700	5/3/18
	55,000	(7)			$5.3400	7/19/18
							212,465	(2)	$960,342	212,464	(2)	$960,337
							104,057	(3)	$470,338
							200,731	(8)	$907,304
Juliet Johansson							141,643	(2)	$640,226	141,644	(2)	$640,231
							52,029	(3)	$235,171
							110,978	(8)	$501,621
Troy Rice							127,479	(2)	$576,205	127,478	(2)	$576,201
							78,044	(3)	$352,759
							115,159	(8)	$520,519
Steve Schmidt	150,000	(9)			$7.7100	3/8/17
	200,000	(9)			$9.6380	3/8/17
	105,000	(10)			$5.3400	5/27/17

(1)	Represents grants of non-qualified stock options awarded to Messrs. Smith and Hare on November 12, 2013 and December 2, 2013, respectively, in connection with commencement of employment with Office Depot. These options vested in three equal installments on the first, second and third anniversaries of the grant date and required continued service through each vest date.
(2)	On May 27, 2016, all NEOs were granted a long-term incentive award as part of the 2016 long-term incentive program. Column (g) reflects the number of time-vested restricted stock units (“RSUs”) each NEO received. The RSUs vest in three equal installments on March 20, 2017, March 20, 2018 and March 20, 2019. Column (i) reflects the number of performance stock units (“PSUs”) each NEO received. All PSUs cliff vest in one lump sum on March 20, 2019. Both awards of RSUs and PSUs require continued service through each vest date. For additional information related to awards granted in 2016, see the Section entitled “2016 Long-Term Incentive Program” on page 17.
(3)	On March 4, 2015, all NEOs, excluding Mr. Smith, were granted two awards as part of the 2015 long-term incentive program. These awards consisted of 50% RSUs and 50% PSUs. The RSUs vest in three equal installments on March 4, 2016, March 4, 2017 and March 4, 2018. The PSUs vest in one lump sum on March 4, 2018. Both awards of RSUs and PSUs require continued service through each vest date. Amounts shown in table do not include awards that have previously vested. For additional information related to awards granted in 2015, see the Section entitled “2015 Long-Term Incentive Program” on page 19.
(4)	Represents an annual grant of non-qualified stock options awarded on March 8, 2010. The options vested in three equal annual installments beginning on the first anniversary of the grant date and required continued service through each vest date.
(5)	Represents new at-the-money non-qualified stock options granted in exchange for old out-of-the-money non-qualified stock options as part of the Offer to Exchange that Office Depot offered to its non-executive officer employees on June 8, 2010 following shareholder approval. Mr. Allison was not an NEO for 2009 and therefore was eligible to participate in the exchange.

(6)	Represents an annual grant of non-qualified stock options awarded on May 3, 2011 which vested in three equal annual installments beginning on the first anniversary of the grant date and required continued service through each vest date.

(7)	Upon his appointment to the executive committee, Mr. Allison was granted premium-priced non-qualified stock options on July 19, 2011. These options vested in three equal installments beginning on the first anniversary of the grant date and required continued service through each vest date.
(8)	Represents an annual grant consisting of 50% time-vested RSUs and 50% PSUs. Mr. Allison had a grant date of March 28, 2014 as part of the overall 2014 long-term incentive program and Ms. Johansson and Mr. Rice had grant dates of March 31, 2014, and April 14, 2014, respectively, as part of their commencements of employment. The RSUs vest in equal installments on the first three anniversaries of each NEO’s respective grant date. The PSUs cliff vest in one lump sum on the third anniversary of each NEO’s respective grant date. Both types of awards require continued service through their respective vest dates. Amounts shown in table do not include awards that have previously vested. For additional information related to awards granted in 2014, see the Section entitled “2014 Long-Term Incentive Program” on page 20.
(9)	Represents an annual grant of non-qualified stock options awarded to executives on March 8, 2010 under the 2007 Plan. 50% of the original grant consisted of at-the-money options and 50% consisted of premium-priced options. The options vested in three equal annual installments beginning on the first anniversary of the grant date.
(10)	Represents an annual grant of premium-priced non-qualified stock options awarded on May 3, 2011 under the 2007 Plan which vested in three equal annual installments beginning on the first anniversary of the grant date.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2016

Option Exercises and Stock Vested in Fiscal Year 2016
	Option Awards		Stock Awards
(a)	(b)	(c)	(d)		(e)
Named Officers	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		(1) Value Realized on Vesting ($)
Roland Smith			2,999,040	(2)	$13,111,803
Stephen Hare			489,106	(3)	$2,310,312
Michael Allison			137,732		$803,196
Juliet Johansson			28,996		$189,646
Troy Rice			34,165		$226,400
Mark Cosby			977,689	(4)	$4,379,099
Steven Schmidt			194,773		$1,022,911

(1)	Value of restricted stock, RSUs and performance shares calculated by multiplying the number of shares/units by the per share closing price of Office Depot’s common stock on the NASDAQ Global Select Market on the vesting date.
(2)	Includes 1,199,616 restricted stock units that vested on December 31, 2016 and will be paid to Mr. Smith in shares of Office Depot common stock 6 months following Mr. Smith’s separation of service from the Company. Also reflects 1,799,424 performance shares earned for the 2014-2016 performance period because the performance targets were met; these awards were paid in shares of Office Depot common stock upon the Committee’s certification of performance results on February 13, 2017.
(3)	Includes 224,300 performance shares earned for the 2014-2016 performance period because the performance targets were made. These awards were paid in shares of Office Depot common stock upon the Committee’s certification of performance results on February 13, 2017.
(4)	Includes 300,791 restricted stock units and 517,751 performance shares that were, in substance, no longer subject to forfeiture following Mr. Cosby’s separation from service pursuant to an amendment to the applicable award agreements approved by the Compensation Committee on October 27, 2016. The restricted stock units were paid in early 2017 on the vesting dates specified in the applicable award agreements and the performance shares were paid upon the Committee’s certification of performance results on February 13, 2017. Payment was made in shares of Office Depot’s common stock.

DIRECTOR COMPENSATION

Annual Retainer Fee

The Compensation Committee set the compensation for the non-management directors for the 2016-2017 service year at an annual targeted economic value (“annual retainer fee”) of $200,000. Of this amount, $75,000 is payable in cash in equal quarterly installments at the end of each quarter during which the director served. No deferrals of cash payments are permitted by the directors. The remaining $125,000 of the annual retainer fee is granted as stock unless the director elects to defer his/her stock in the form of RSUs to be distributed in shares following termination of Board service, with such election made by the end of the prior tax year for existing directors and prior to appointment to the Board for new directors. The equity portion is typically granted in a lump sum as soon as administratively practicable following the release of election results from the annual shareholder meeting, which is generally held in the second quarter of the year.

The independent compensation consultant reviews our non-management directors’ compensation program periodically to determine its competitiveness against the compensation of the boards of directors of our peer group (as defined in the CD&A). At its review in October, 2014, the amount of the non-management directors’ retainer fee was between the 25th percentile and median relative to the peer group. However, the Compensation Committee did not recommend any changes to the dollar amount of the annual retainer fee payable to our non-management directors at that time. A market competitive assessment was not completed in October, 2015 because the Staples merger agreement was in effect at the time. No changes were recommended to the dollar amount of the annual retainer fee payable to our non-management directors for the 2016-2017 service period.

The Lead Director, if any, and Audit Committee Chair each receive additional compensation of $25,000 annually for serving in their roles, the Compensation Committee Chair and Finance Committee Chair each receive additional compensation of $20,000 annually for serving in their roles, and the Corporate Governance and Nominating Committee Chair receives an additional $15,000 annually. The additional compensation for services as the Lead Director, if any, or as a committee chair is payable in stock unless the director has elected to receive RSUs as explained above for the equity portion of his/her annual retainer fee.

The Board established a CEO Search Committee in 2016 in connection with Mr. Smith’s planned retirement. This special committee included: Messrs. Bryant (Chair) and Marino and Mses. Jamison and Luzuriaga. The Board approved a one-time cash payment of $25,000 for the Chair and $15,000 for each of the non-Chair members, which was paid on December 5, 2016 to each of the special committee members. The committee member fees were established after the Compensation Committee’s independent compensation consultant provided peer group benchmarking for special committees’ fees.

The Board appointed Mr. Joseph Vassalluzzo as the independent Chairman of the Board (in lieu of a Lead Director) effective February 27, 2017, following Mr. Roland Smith’s departure since Mr. Smith had previously been the Board Chairman. The independent Chairman of the Board receives additional compensation of $150,000 annually in cash for serving in this role.

Director Stock Ownership Guidelines

Non-management directors are required to own five times the directors’ annual cash retainer (equal to $375,000) in shares of the company’s common stock. Directors must also retain 100% of net shares awarded until termination of their service on the Board.

The Compensation Committee reviews the stock ownership guidelines for our non-management directors annually, with the assistance from its independent compensation consultant, to ensure that such guidelines align with best market practices, including the practices of a majority of the company’s peer group, and with management’s ownership guidelines. In addition, the Compensation Committee annually reviews each director’s progress toward meeting the ownership guidelines.

DIRECTOR COMPENSATION TABLE FOR FISCAL YEAR 2016

Director Compensation Table for Fiscal Year 2016
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	(1)(2)(3) Stock Awards ($)	(4) Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and NQ Deferred Compensation Earnings ($)	All Other Compensation Total Other	(5) Total
Warren Bryant	$100,000	$150,000	—	—	—	—	$250,000
Kristin Campbell	$32,201	$125,000					$157,201
Rakesh Gangwal	$75,000	$125,000	—	—	—	—	$200,000
Cynthia Jamison	$90,000	$125,000	—	—	—	—	$215,000
James Marino	$90,000	$125,000	—	—	—	—	$215,000
Michael Massey	$75,000	$125,000	—	—	—	—	$200,000
Francesca Ruiz de Luzuriaga	$90,000	$150,000	—	—	—	—	$240,000
David Szymanski	$75,000	$145,000	—	—	—	—	$220,000
Nigel Travis	$75,000	$140,000	—	—	—	—	$215,000
Joseph Vassalluzzo	$75,000	$145,000	—	—	—	—	$220,000

(1)	The dollar amounts in column (c) reflect the aggregate grant date fair value of equity awards granted within the fiscal year in accordance with the FASB Accounting Standards Codification Topic 718 for stock-based compensation. These amounts reflect the total grant date fair value for these awards, and do not correspond to the actual cash value that will be recognized by each of the Directors when received. See Notes 1 and 12 of the consolidated financial statements in Office Depot’s Annual Report filed on Form 10-K for the fiscal year ending December 31, 2016 regarding the underlying assumptions used in the valuation of equity awards.
(2)	The “Equity Compensation Paid to Directors for Fiscal Year 2016” table that follows represents the aggregate grant date fair value of stock or restricted stock units (“RSUs”) granted to our Directors under the 2015 Plan. Annual awards are calculated by a dollar value that is then translated into stock or RSUs based on the closing stock price on the date of grant. The form of award (stock or RSU) is based on the Director’s election at the end of 2015.
(3)	As of December 31, 2016, the aggregate number of RSUs convertible into shares of Office Depot’s common stock, outstanding for our Directors are set forth as follows: Warren Bryant 243,048, Francesca Ruiz de Luzuriaga 295,772, Rakesh Gangwal 551,874, Cynthia Jamison 76,041, James Marino 159,652, Michael Massey 100,366, David Szymanski 292,226, Nigel Travis 83,280, and Joseph Vassalluzzo 90,229. All RSUs are fully vested as of December 31, 2016, but distribution is deferred until either the Director’s separation date or six months following the Director’s separation date, as applicable. Please see the table “Equity Compensation Paid to Directors for Fiscal Year 2016” that follows for all equity granted in 2016.
(4)	As of December 31, 2016, the aggregate number of option awards outstanding for our Directors are set forth as follows: Warren Bryant 1,178, Francesca de Luzuriaga 12,164, and Rakesh Gangwal 20,667. All options are fully vested. There were no options granted to Directors in 2016.
(5)	Office Depot Directors receive annual compensation of: (a) $75,000 in cash, prorated for time in position, and (b) the remainder of the annual retainer fees and chair fees, if applicable, in stock or RSUs as discussed further in the section entitled “Director Compensation” on page 32.

EQUITY COMPENSATION PAID TO DIRECTORS FOR FISCAL YEAR 2016

Equity Compensation Paid to Directors for Fiscal Year 2016
(a)	(b)	(c)	(d)	(e)
Directors	Grant Date	Stock Awards	(1) Grant Date Fair Value of Stock Awards	Total Value of Equity Awards for 2014
Warren Bryant	7/13/16	45,045	$3.33	$150,000
Kristin Campbell	7/27/16	34,626	$3.61	$125,000
Rakesh Gangwal	7/13/16	37,538	$3.33	$125,000
Cynthia Jamison	7/13/16	37,538	$3.33	$125,000
James Marino	7/13/16	37,538	$3.33	$125,000
Michael Massey	7/13/16	37,538	$3.33	$125,000
Francesca Ruiz de Luzuriaga	7/13/16	45,045	$3.33	$150,000
David Szymanski	7/13/16	43,544	$3.33	$145,000
Nigel Travis	7/13/16	42,042	$3.33	$140,000
Joseph Vassalluzzo	7/13/16	43,544	$3.33	$145,000

(1)	Amounts are determined using the closing stock price of Office Depot’s common stock on the grant date. See footnote 2 in the previous “Director Compensation Table for Fiscal Year 2016” for additional information.

SUMMARY OF EXECUTIVE AGREEMENTS AND POTENTIAL PAYMENTS UPON

TERMINATION OR CHANGE IN CONTROL

Overview

This section summarizes the key agreements governing the employment of the Named Executive Officers: Roland C. Smith, Stephen E. Hare, Troy Rice, Michael Allison, Mark Cosby, Steven Schmidt and Juliet Johansson. It also summarizes the potential payments that Messrs. R. Smith, Hare, Rice and Allison stand to receive upon termination or a change in control of the Company and the payments that Messrs. Cosby and Schmidt and Ms. Johansson received upon their terminations. Providing these considerations allows Office Depot to attract top talent in a competitive sector, allows executives to focus on their jobs without distraction, and ensures that critical executives will remain committed to Office Depot’s mission in the event of a change of control.

Key Definitions

Cause. Generally, “Cause” is defined in this section as any of the following:

•	Continued failure to substantially perform (other than such failure resulting from incapacity due to physical or mental illness or after the issuance of a Notice of Termination for Good Reason);

•	Willful engagement in conduct that is demonstrably and materially injurious to the Company, monetarily or otherwise; or

•	Conviction of, or entering into a plea of either guilty or nolo contendere to, any felony, including, but not limited to, a felony involving moral turpitude, embezzlement, theft or similar act that occurred during or in the course of employment.

For purposes of Mr. R. Smith’s employment agreement, Mr. Hare’s letter agreement and the award agreements evidencing the outstanding equity compensation awards granted in fiscal year 2014, “Cause” is defined as any of the following:

•	Willful failure to perform material duties (other than any such failure resulting from incapacity due to physical or mental illness);

•	Willful failure to comply with any valid and legal directive of (as to Mr. R. Smith) the Board or (as to the other NEOs) the CEO;

•	Engagement in dishonesty, illegal conduct or misconduct, which is, in each case, materially injurious to the Company or its affiliates;

•	Embezzlement, misappropriation or fraud, whether or not related to employment with the Company;

•	Conviction of or plea of guilty or nolo contendere to a crime that constitutes a felony (or state law equivalent) or a crime that constitutes a misdemeanor involving moral turpitude;

•	Willful violation of a material policy of Company; or

•	Material breach of any material obligation in any written agreement with the Company or (as to Mr. Hare and Mr. Cosby) the willful unauthorized disclosure of confidential information.

For purposes of the award agreements evidencing the outstanding equity compensation awards granted in fiscal year 2014, “Cause” also includes willful unauthorized disclosure of confidential information.

Change in Control. Generally, “Change in Control” is defined in this section as the following events:

•	Any person or group, other than an exempt person, is or becomes the “beneficial owner” of 30% or more (or 20% or more for Mr. Schmidt) of the combined voting power of the Company without the approval of the Board;

•	Any person, other than an exempt person, is or becomes the “beneficial owner” of greater than 50% (or 20% or more for Mr. Schmidt) of the combined voting power of the outstanding securities of the Company;

•	During any two consecutive year period, individuals whose election by the Board were approved by at least one-half or (as to Mr. R. Smith) two-thirds of the directors then still in office cease for any reason to constitute a majority of the Board;

•	Consummation of a merger or consolidation of the Company with any other corporation (subject to certain exceptions);

•	Sale or disposition by the Company of all or substantially all of the Company’s assets, other than a sale to an exempt person; or

•	Approval by shareholders of a plan of complete liquidation or dissolution of the Company.

For purposes of the change in control agreement in effect for Mr. Schmidt prior to his separation in fiscal year 2016, the merger with OfficeMax in November 2013 constituted a Change in Control.

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

For purposes of the award agreements evidencing the outstanding equity compensation awards granted in fiscal year 2014, “Disability” is defined as eligibility to commence long-term disability benefits under the Company’s long-term disability plan.

Good Reason. Generally, “Good Reason” is defined in this section as the occurrence of any of the following during the executive’s employment:

•	Material reduction in base salary (for purposes of Mr. R. Smith’s employment agreement, reduction in base salary);

•	Material reduction in target bonus opportunity (for purposes of Mr. R. Smith’s employment agreement, reduction in target bonus opportunity);

•	Relocation of executive’s principal place of employment by more than 50 miles (for purposes of Mr. R. Smith’s employment agreement, 25 miles);

•	Failure of the Company to obtain a satisfactory agreement from any successor to assume and agree to perform the employment or compensation agreement; or

•	As to the employment agreement for Mr. R. Smith and the letter agreements for Mr. Cosby and Mr. Hare, “Good Reason” also includes:

•	Any material breach by the Company of any material provision of the executive’s employment agreement.

As to the change in control agreement for Mr. Schmidt, “Good Reason” also includes:

•	A material failure to comply with certain provisions of his change in control agreement; and

•	Any purported termination by the Company of Mr. Schmidt’s employment other than as expressly permitted by his change in control agreement.

Under the new “CIC Plan” and the award agreements evidencing outstanding equity compensation awards, “Good Reason” also includes:

•	assignment of duties materially inconsistent with responsibilities for the Company or significant adverse alteration in responsibilities for the Company; and

•	Material reduction in aggregate benefits and compensation.

As to Mr. R. Smith, “Good Reason” also includes:

•	Non-renewal of executive’s employment agreement by Company;

•	Company’s failure to nominate executive for election to the Board;

•	Company’s removal of executive from the Board other than for Cause,

•	Company’s removal of, or the Board’s failure to elect or re-elect, executive from the position of Chairman of the Board (other than for Cause) unless the New York Stock Exchange or regulatory changes require separation of the positions of Chairman and CEO;

•	Shareholders’ failure to elect or re-elect executive to the Board;

•	Material diminution in executive’s title, authority, duties or responsibilities (other than temporarily due to physical or mental incapacitation) except for removal as Chairman of the Board as a result of New York Stock Exchange or regulatory changes requiring separation of the positions of Chairman and CEO; or

•	Material adverse change in reporting structure.

Executive Agreements

Restrictive Covenants

Each NEO is subject to confidentiality, non-competition, non-solicitation, and non-disparagement commitments entered into as a condition of employment or promotion with the Company. Mr. R. Smith’s commitments are included in his employment agreement described below; the other executives entered into separate agreements in this regard.

Agreements with Roland Smith, Former Chairman and CEO

Employment Agreement. The Company’s former Chairman and Chief Executive Officer, Mr. Roland Smith, was employed pursuant to the terms of an employment agreement effective November 12, 2013, and amended effective February 7, 2014, and August 21, 2016. Pursuant to the terms of the amended agreement, Mr. R. Smith was eligible to receive the following during his employment with the Company:

•	Base salary of $1,400,000 per annum, subject to annual review by the Board for possible increase (but not decrease);

•	Annual target bonus equal to 150% or up to 300% of his base salary, based on achievement of certain performance goals to be established by the Board or the Compensation Committee; and

•	Certain benefits and perquisites.

During fiscal year 2016, Mr. R. Smith’s salary was $1,400,000 and his bonus target payout was 150% of base salary.

Pursuant to his amended employment agreement, Mr. R. Smith was entitled to certain additional payments and benefits in the event of his employment termination under certain circumstances, including but not limited to his “Retirement.” For a description of these payments and benefits and the definition of “Retirement”, see “Benefits Upon Termination or Change in Control Under Executive Agreements” below.

Mr. R. Smith Retired from the Company effective February 27, 2017.

Equity Awards.

Mr. R. Smith also held equity awards granted under the 2007 Plan and 2015 Plan, the material terms of which are described in the Compensation Tables herein.

Agreements with Stephen Hare, Executive Vice President and Chief Financial Officer

Letter Agreement. The Company’s Executive Vice President and Chief Financial Officer, Mr. Stephen Hare, is employed pursuant to the terms of a letter agreement, effective December 2, 2013, and amended effective February 7, 2014. Pursuant to the terms of the agreement, Mr. Hare is eligible to receive the following:

•	Base salary of $750,000 per annum, which may be increased from time to time;

•	Annual target bonus equal to 85% or up to 170% of his base salary, based on achievement of performance goals established by the Board or the Compensation Committee;

•	Equity awards on a basis no less favorable than is provided to other similarly situated executives of the Company; and

•	Certain benefits and perquisites.

During fiscal year 2016, Mr. Hare’s salary was $750,000 and his bonus target payout was 85% of base salary.

Pursuant to his employment agreement, Mr. Hare is entitled to certain additional payments and benefits in the event his employment is terminated under certain circumstances. For a description of these payments and benefits, see “Benefits Upon Termination or Change in Control Under Executive Agreements” below.

Equity Awards.

Mr. Hare also holds equity awards granted under the 2007 Plan and 2015 Plan, the material terms of which are described in the Compensation Tables herein.

Change in Control Agreement. Mr. Hare and the Company are also parties to the Executive Change in Control Severance Plan (the “CIC Plan”), the terms of which are described below

Agreements with Troy Rice, Executive Vice President and Chief Operating Officer, North America

Letter Agreement. The Company’s Executive Vice President and Chief Operating Officer, North America, Mr. Troy Rice, is employed pursuant to the terms of a letter agreement, effective August 21, 2016. Pursuant to the terms of the agreement, Mr. Rice is eligible to receive the following:

•	Base salary of $650,000 per annum, which may be increased from time to time;

•	2016 annual target bonus equal to 75% of his base salary, based on achievement of certain performance goals pursuant to the terms of the 2016 Corporate Incentive Plan;

•	Right to participate in the Company’s equity plan for senior executive officers; and

•	Certain benefits and perquisites.

During fiscal year 2016 and in connection with his promotion, Mr. Rice’s base salary was increased from $500,000 to $650,000 and his bonus target payout was increased from 65% to 75% of base salary, pro-rated for his partial year of employment, both effective August 21, 2016.

Pursuant to his letter agreement, Mr. Rice is entitled to certain additional payments and benefits in the event his employment is terminated under certain circumstances. For a description of these payments and benefits, see “Benefits Upon Termination or Change in Control Under Executive Agreements” below.

Equity Awards.

Mr. Rice also holds equity awards granted under the 2003 Plan and 2015 Plan, the material terms of which are described in the Compensation Tables herein.

Change in Control Agreement. Mr. Rice and the Company are also parties to the CIC Plan, the terms of which are described below.

Agreements with Michael Allison, Executive Vice President and Chief Administrative Officer (formerly Executive Vice President and Chief People Officer during 2016 and prior to March 12, 2017)

Letter Agreement. The Company’s Executive Vice President and Chief Administrative Officer, Mr. Michael Allison, is employed pursuant to the terms of a letter agreement, effective July 17, 2011. Pursuant to the terms of the agreement, Mr. Allison is eligible to receive the following:

•	Base salary of $400,000 per annum, which may be increased from time to time;

•	Equity awards at a level commensurate with his position at the time of grant; and

•	Certain benefits and perquisites.

During fiscal year 2016, Mr. Allison’s salary increased from $525,000 to $550,000 (effective October 30, 2016) and his bonus target payout was 75% of base salary.

Pursuant to his letter agreement, Mr. Allison is entitled to certain additional payments and benefits in the event his employment is terminated under certain circumstances. For a description of these payments and benefits, see “Benefits Upon Termination or Change in Control Under Executive Agreements” below.

Equity Awards.

Mr. Allison also holds equity awards granted under the 2007 Plan and 2015 Plan, the material terms of which are described in the Compensation Tables herein.

Change in Control Agreement. Mr. Allison and the Company are also parties to the CIC Plan, the terms of which are described below.

Agreements with Juliet Johansson, Former Executive Vice President and Chief Strategy and Innovation Officer

Letter Agreement. The Company’s former Executive Vice President and Chief Strategy and Innovation Officer, Ms. Juliet Johansson, was employed pursuant to the terms of a letter agreement, effective March 31, 2014. Pursuant to the terms of her letter agreement, Ms. Johansson was eligible to receive the following during her employment with the Company:

•	Base salary of $475,000 per annum, which may be increased from time to time;

•	Right to participate in the Company’s equity plan for senior executive officers; and

•	Certain benefits and perquisites.

During fiscal year 2016, Ms. Johansson’s salary increased from $475,000 to $500,000 (effective October 30, 2016) and her bonus target payout was 75% of base salary.

Pursuant to her letter agreement, Ms. Johansson was entitled to certain additional payments and benefits in the event her employment is terminated under certain circumstances. For a description of these payments and benefits, see “Benefits Upon Termination or Change in Control Under Executive Agreements” below.

Equity Awards.

Ms. Johansson also held equity awards granted under the 2003 Plan and 2015 Plan, the material terms of which are described in the Compensation Tables herein.

Change in Control Agreement. Ms. Johansson and the Company were also parties to the CIC Plan, the terms of which are described below.

Ms. Johansson left the Company as part of the Company’s restructuring tied to its three-year strategic plan, effective January 26, 2017.

Agreements with Mark Cosby, Former President, North America

Letter Agreement. The Company’s former President, North America, Mark Cosby, was employed pursuant to the terms of a letter agreement dated July 21, 2014. Pursuant to the terms of the letter agreement, Mr. Cosby was eligible to receive the following during his employment with the Company:

•	Annual base salary of $850,000, subject to increase from time to time;

•	Right to participate in the Company’s equity plan for senior executive officers; and

•	Certain benefits and perquisites.

During fiscal year 2016, Mr. Cosby’s salary was increased from $850,000 to $900,000 effective July 31, 2016 and his bonus target payout was 100% of base salary.

Pursuant to his letter agreement, Mr. Cosby was entitled to certain additional payments and benefits in the event his employment was terminated under certain circumstances. For a description of these payments and benefits, see “Benefits Upon Termination or Change in Control Under Executive Agreements” below.

Separation Agreement. Mr. Cosby left the Company as part of the Company’s restructuring tied to its three-year strategic plan, effective November 18, 2016. In connection with Mr. Cosby’s termination, the Company and Mr. Cosby entered into a separation agreement, effective as of November 18, 2016. The Company paid Mr. Cosby $2,174,285 pursuant to the separation agreement, consisting of the sum of (i) 18 times Mr. Cosby’s monthly base salary in effect on November 18, 2016, (ii) 18 times the difference between Office Depot’s monthly COBRA premium for the type of Office Depot provided group health plan coverage in effect November 18, 2016, for Mr. Cosby and his active employee charge for such coverage, and (iii) a pro-rata bonus calculated based on actual performance under Office Depot’s annual bonus plan for the fiscal year 2016.

Under his separation agreement, Mr. Cosby released and discharged the Company and its affiliates and related parties from all claims resulting from anything that occurred prior to the date of such agreement. Mr. Cosby continues to be bound by the terms of his Associate Non-Competition, Confidentiality and Non-Solicitation Agreement signed on July 21, 2014.

Equity Awards.

Mr. Cosby also held equity awards granted under the 2003 Plan and 2015 Plan, the material terms of which are described in the Compensation Tables herein. In connection with Mr. Cosby’s termination and pursuant to an amendment approved by the Compensation Committee on October 27, 2016, Mr. Cosby will continue to vest in the portion of his restricted stock units granted in fiscal years 2014, 2015 and 2016 that would otherwise have vested in 2017 and in the portion of his performance share awards granted in fiscal year 2014 and tied to performance for the Company’s cumulative 2014-2016 fiscal year period. All applicable performance requirements under these awards will continue to apply.

Change in Control Agreement. During his employment with the Company Mr. Cosby and the Company were parties to the CIC Plan, the terms of which are described below.

Agreements with Steven Schmidt, Former Executive Vice President and President, International

Letter Agreement. The Company’s former Executive Vice President and President, International, Mr. Steven Schmidt, was employed pursuant to the terms of a letter agreement dated July 10, 2007, which was subsequently amended effective December 31, 2008. Pursuant to the terms of the letter agreement, Mr. Schmidt was eligible to receive the following during his employment with the Company:

•	Base salary of $625,000 per annum, subject to increase from time to time;

•	Right to participate in the Company’s bonus plans and equity plans for senior executive officers; and

•	Certain benefits and perquisites.

During fiscal year 2016, Mr. Schmidt’s salary was $675,000 and his bonus target payout was 85% of base salary.

Retention Agreement. The Company and Mr. Schmidt were parties to a retention agreement dated April 7, 2015, pursuant to which Mr. Schmidt was entitled to a retention payment of $1,000,000, payable in a single lump sum, upon the earlier to occur of the closing date of the Staples merger, the date of termination of the Staples merger, Mr. Schmidt’s termination by the Company without cause or March 15, 2016, provided that Mr. Schmidt remains actively employed by the Company. The retention bonus was paid on March 15, 2016.

Change in Control Agreement. At the time of the merger with OfficeMax, Mr. Schmidt was subject to a legacy change in control agreement dated July 21, 2011 and amended on February 21, 2013. This legacy change in control agreement provided for severance protections for two years from the date of a change of control; the Company’s merger with OfficeMax constituted a change in control under the agreement. Pursuant to this legacy change in control agreement, Mr. Schmidt was entitled to severance benefits in the event his employment was terminated by the Company without Cause or initiated by Mr. Schmidt for Good Reason on or before November 5, 2015. On April 7, 2015 the Company entered into an amendment to Mr. Schmidt’s change in control agreement that extended indefinitely the period during which Mr. Schmidt would become entitled to severance benefits in the event his employment was terminated by the Company terminated without Cause or initiated by Mr. Schmidt for Good Reason. For a description of these payments and benefits, see “Benefits Upon Termination or Change in Control Under Executive Agreements” below.

Separation Agreement. Mr. Schmidt separated from the Company for Good Reason effective May 27, 2016. In connection with Mr. Schmidt’s termination, the Company and Mr. Schmidt entered into a separation agreement. The Company paid Mr. Schmidt $2,786,196 pursuant to the separation agreement, consisting of the sum of (i) his 2016 annual bonus, calculated at target and pro-rated for the number of days worked in 2016, (ii) two times the sum of his annual base salary (including annual car allowance) in effect on his May 27, 2016 termination date and his 2016 target annual bonus, and (iii) eighteen (18) months of the Company’s monthly COBRA premium in effect on his termination date for the type of coverage in effect for Mr. Schmidt on the termination date. Also pursuant to the separation agreement, the Company made a $13,000 payment on Mr. Schmidt’s behalf for financial counseling services in lieu of the outplacement services to which Mr. Schmidt was entitled pursuant to his change in control agreement.

Under his separation agreement, Mr. Schmidt released and discharged the Company and its affiliates and related parties from all claims resulting from anything that occurred prior to the date of such agreement. Mr. Schmidt continues to be bound by the non-competition, non-solicitation, confidentiality, work product and cooperation provisions of his change in control agreement.

Equity Awards.

Mr. Schmidt held equity awards granted under the 2007 Plan during the term of his employment with the Company, the material terms of which are described in the Compensation Tables herein.

Benefits Upon Termination or Change in Control Under Executive Agreements

Roland Smith

Termination with Cause or without Good Reason. Mr. R. Smith’s employment was terminable at will by either Mr. R. Smith or the Company. Upon Mr. R. Smith’s employment termination in any circumstance, he would have been eligible to receive:

•	Any accrued but unpaid base salary;

•	Any accrued but unused vacation;

•	Earned but unpaid annual bonus for the most recently completed calendar year;

•	Reimbursement for unreimbursed business expenses; and

•	Any other employee benefits (excluding equity compensation) as to which he may have been eligible, (collectively the “Accrued Items”).

Termination without Cause or with Good Reason. If Mr. R. Smith’s employment had been terminated without Cause or Mr. R. Smith had terminated his employment for Good Reason, then Mr. R. Smith would have been eligible to receive, subject to certain requirements and on the terms set forth in his agreement, the Accrued Items and:

•	Lump sum payment equal to two times the sum of his base salary and target bonus for the year in which the termination occurred (the “Lump Sum”);

•	Pro-rata annual bonus payment calculated based on actual performance for the year of termination; and

•	Reimbursement of COBRA payments for up to 18 months on the terms set forth in his employment agreement (the “COBRA Payment”).

Change in Control. If Mr. R. Smith’s employment had been terminated within 12 months following a Change in Control (as defined in his employment agreement), he would have been eligible to receive the same payments as described above for a termination without Cause or for Good Reason except that the bonus calculation would have been based upon his bonus for either the year in which the termination occurred or the year immediately preceding the year in which the Change in Control occurred, whichever resulted in a larger payment.

Mr. R. Smith’s receipt of severance benefits was conditioned upon his agreement to a standard release of claims against the Company as well as his continued observance of the confidentiality, non-competition, non-solicitation and non-disparagement commitments specified in his employment agreement.

Amendment to Employment Agreement. In connection with Mr. R. Smith’s planned retirement, on August 21, 2016, the Company and Mr. R. Smith entered into an amendment to Mr. R. Smith’s employment agreement. The amendment defines Mr. R. Smith’s “Retirement” as any termination of Mr. R. Smith’s employment other than for Cause on the earlier to occur of: (i) March 31, 2017, and (ii) the appointment of a new Chief Executive Officer by the Board. Upon Mr. R. Smith’s Retirement effective February 27, 2017, he became eligible to receive the Accrued Items and, conditioned upon his agreement to a standard release of claims against the Company and his continued observance of the confidentiality, non-competition, non-solicitation and non-disparagement commitments specified in his employment agreement: (x) a special bonus of $2,000,000 (the “Special Bonus”), (ii) a pro rata annual bonus pursuant to his employment agreement (provided that if he had retired in 2016 due to the Board’s appointment of a new Chief Executive Officer, he would have been entitled the full annual bonus payment, subject to the performance conditions); (iii) the continued vesting of Mr. R. Smith’s equity compensation awards granted in fiscal year 2016 (and in any later year, had he received such grants) with the portion subject to performance goals adjusted for actual performance as measured at the end of the applicable period; and (iv) except as specified in clause (iii) above, the continued treatment of any outstanding equity awards in accordance with the terms of the applicable equity plan and award agreements. Mr. R. Smith was not eligible for the Lump Sum and the COBRA Payment in connection with his Retirement.

If Mr. R. Smith had remained employed with the Company in any executive capacity beyond March 31, 2017, he would have become entitled to the Special Bonus on March 31, 2017, but he would not have become entitled to the Lump Sum and the COBRA payment in the event of his later termination of employment for Good Reason or without Cause.

The non-competition provisions of Mr. Smith’s employment agreement will continue to apply following his Retirement for the remaining vesting period of Mr. R. Smith’s equity compensation awards granted in fiscal year 2016 (and would have continued to apply for the remaining vesting period of any equity compensation awards granted to Mr. R. Smith in any later year, had he remained employed with the Company in any executive capacity beyond March 31, 2017).

If Mr. R. Smith’s employment had been terminated for Good Reason or without Cause (other than on account of Mr. R. Smith’s death or disability) and in either case within twelve (12) months following a Change in Control, the amendment to his employment agreement would have been rendered obsolete.

Mr. Hare, Mr. Allison, Mr. Rice and Ms. Johansson

Termination Without Cause or With Good Reason. Pursuant to their letter agreements, if (i) Mr. Hare is terminated by the Company without Cause or voluntarily terminates his employment with Good Reason or (ii) if Mr. Allison, Mr. Rice or Ms. Johansson is terminated due to no fault of his or her own, then the Company will pay the executive the following:

•	18 months of annual base salary in effect on the date of termination;

•	18 times the difference between the Company’s monthly COBRA for the type of coverage in effect for executive on the date of termination and the applicable active employee monthly premium for such coverage ; and

•	Pro-rata annual bonus calculated based on actual performance for the year of termination (for Mr. Allison, based on target performance), payable at the same time as payments are made to other active participants in the annual bonus plan.

Pursuant to an amendment approved by the Compensation Committee on October 27, 2016, in the event of Mr. Hare, Mr. Allison, Mr. Rice or Ms. Johansson’s involuntary termination of employment, the executive will continue to vest in the portion of their restricted stock units granted in fiscal years 2013, 2014, 2015 and 2016 that would otherwise have vested in 2017 and in the portion of their performance share awards granted in fiscal year 2014 and tied to performance for the Company’s cumulative 2014-2016 fiscal year period. All applicable performance requirements under these awards will continue to apply.

For each executive, the receipt of severance benefits is conditioned upon the executive’s agreement to a standard release of claims against the Company as well as the executive’s continued observance of the confidentiality, non-competition, and non-solicitation and non-disparagement commitments they entered into upon commencement of employment.

Executive Change in Control Severance Plan

All NEOs except for Messrs. R. Smith and Schmidt were covered by the Company’s CIC Plan in fiscal year 2016. The severance pay and other benefits payable to an executive upon the executive’s termination of employment after a Change in Control under the CIC Plan will be paid in lieu of, and not in addition to, any severance benefits payable under any executive’s existing offer letter, employment agreement or other program or agreement on account of the executive’s termination of employment with the Company.

Pursuant to the CIC Plan, a covered NEO will be eligible to receive certain severance pay and other benefits upon a separation from service that is initiated by: (i) the Company other than for Cause; or (ii) the Executive for Good Reason, in either case during the time period commencing on the effective date of a Change in Control and until the earlier of: (x) the two-year anniversary of the Change in Control trigger date, or (y) the date of the executive’s separation from service by reason of Disability or death.

A covered NEO will also be eligible to receive certain severance pay and other benefits if the executive’s separation from service is initiated by: (a) the Company without Cause during the six-month period ending on the Change in Control trigger date at the request of a third party engaging in a transaction or series of transactions that would result in a Change in Control and in contemplation of a Change in Control, or (b) the executive for Good Reason during the six-month period ending on the Change in Control trigger date.

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

iii. Change In Control Severance Amount. An amount equal to two (2) times (for Mr. Rice, one and one-half (1 1⁄2) times) the sum of the NEO’s: (i) base salary, and (ii) Average Annual Bonus (as defined in the CIC Plan).

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

Any payment or benefit received or to be received by an NEO (whether payable under the terms of the CIC Plan or any other plan or arrangement with the Company or its affiliates) that would constitute a “parachute payment” within the meaning of Code Section 280G will be reduced to the extent necessary so that no portion will be subject to any excise tax but only if, by reason of such reduction, the net after-tax benefit received by such NEO exceeds the net after-tax benefit that would be received by such NEO if no reduction was made.

Mr. Cosby

Mr. Cosby’s letter agreement provided that in the event of his termination of employment without cause, he was eligible to receive a severance payment equal to the sum of: (i) 18 times the Mr. Cosby’s monthly base salary in effect on the termination date, (ii) 18 times the difference between Office Depot’s monthly COBRA premium for the type of Office Depot provided group health plan coverage in effect on that date for Mr. Cosby and his active employee charge for such coverage, and (iii) a pro-rata bonus calculated based on actual performance under Office Depot’s annual bonus plan for the fiscal year in which the termination occurs. Pursuant to an amendment approved by the Compensation Committee on October 27, 2016, in the event of Mr. Cosby’s termination of employment without Cause, he will continue to vest in the portion of his restricted stock units granted in fiscal years 2014, 2015 and 2016 that would otherwise have vested in 2017 and in the portion of his performance share awards granted in fiscal year 2014 and tied to performance for the Company’s cumulative 2014-2016 fiscal year period. All applicable performance requirements under these awards will continue to apply.

Mr. Schmidt

Mr. Schmidt’s legacy change in control agreement provided that in the event that Mr. Schmidt’s employment was terminated by the Company without Cause or initiated by Mr. Schmidt for Good Reason, he was eligible to receive:

•	all vested and accrued, but unpaid, salary and benefits earned through the termination date;

•	a lump-sum cash severance payment equal to two times the sum of: (x) Mr. Schmidt’s annual base salary including any applicable car allowance, and (y) Mr. Schmidt’s target annual bonus for the fiscal year in which the date of the termination of employment occurs;

•	an additional cash payment equal to Mr, Schmidt’s prorated target annual bonus amount for the fiscal year in which the date of termination of employment occurs;

•	a lump-sum cash payment equal to eighteen times the Company’s monthly COBRA premium for the Mr. Schmidt in effect on the date of termination of employment; and

•	an executive outplacement services package for a period of 24 months.

TABULAR INFORMATION REGARDING POTENTIAL PAYMENTS UPON TERMINATION OR A CHANGE IN CONTROL

The following tables quantify the potential termination and change in control payment amounts assuming a hypothetical triggering event had occurred under the employment and letter agreements, equity compensation award agreements, and CIC Plan terms applicable to each of Messrs. R. Smith, Hare, Allison and Rice and to Ms. Johansson, and the termination payments that Messrs. Cosby and Schmidt became entitled to according to their respective separation agreements. These tables assume that the change in control or termination of the executive occurred: (i) on December 31, 2016, for Messrs. R. Smith, Hare, Allison and Rice and for Ms. Johansson, and (ii) on the actual termination date for each of Mr. Cosby (November 18, 2016) and Mr. Schmidt (May 27, 2016). The terms and conditions of the post-employment and change in control provisions for each of Messrs. R. Smith, Hare, Allison and Rice and Ms. Johansson are described in detail above. The termination payments paid or payable to Mr. Cosby and Mr. Schmidt on account of their employment terminations in fiscal year 2016 are also described in detail above.

Roland Smith

	Termination Resulting from Death		Termination Resulting from Disability		Termination Resulting from Retirement	Termination for Cause	Involuntary Termination or Resignation w/Good Reason Prior To Change in Control (w/o Cause)		Involuntary Termination or Resignation w/ Good Reason Upon or After Change in Control (w/o Cause)		Termination for All Other Reasons (Voluntary)	Change in Control without Termination
	(a)		(b)		(c)	(d)	(e)		(f)		(g)	(h)
Bonus	$2,204,596	(1)	$2,204,596	(1)	$—	$—	$—		$—		$—	$—
Benefits

Long-Term Incentive or Performance Plan
2016 Restricted Stock	$5,121,815	(2)	$5,121,815	(2)	$—	$—	$—		$5,121,815	(3)	$—	$5,121,815	(4)
2016 Performance Shares	$1,139,970	(2)	$1,139,970	(2)	$—	$—	$—		$5,249,856	(3)	$—	$5,249,856	(4)
Cash Severance	$—		$—		$—	$—	$9,223,171	(5)	$9,223,171	(6)	$—	$—
Total for Mr. Smith	$8,466,381		$8,466,381		$—	$—	$9,223,171		$19,594,842		$—	$10,371,671

(1)	Represents a lump sum payment equal to the pro-rata bonus, if any, that Mr. Smith would have earned for the year in which his termination occurs based on the actual achievement of applicable performance goals for such year.
(2)	In the event of his separation from service with Office Depot due to death or Disability, Mr. Smith will vest in full in his 2016 Restricted Stock Unit Award on his termination date. For his 2016 TSR Performance Share Award, he will vest at target, prorated for service performed from the grant date through his separation date. For his 2016 AOI Performance Share Award, he will vest based on the earned portion of the award for fiscal year 2016 and the target portions of the award for fiscal years 2017 and 2018, prorated for service performed from the grant date through his separation date. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 30, 2016 of $4.52.
(3)	In the event of his separation from service with Office Depot without Cause or for Good Reason within 24 months after the effective date of a change in control, Mr. Smith will vest in full in his 2016 Restricted Stock Unit Award. For his 2016 TSR Performance Share Award, he will vest at target. For his 2016 AOI Performance Share Award, he will vest based on the earned portion of the award for fiscal year 2016 and the target portions of the award for fiscal years 2017 and 2018. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 30, 2016 of $4.52.
(4)	Mr. Smith will vest in full in his 2016 Restricted Stock Unit Award and at target in his 2016 TSR Performance Share Awards if the surviving entity in a change in control does not assume the awards. For his 2016 AOI Performance Share Award, he will vest based on the earned portion of the award for fiscal year 2016 and the target portions of the award for fiscal years 2017 and 2018 if the surviving entity in a change in control does not assume the award. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 30, 2016 of $4.52.
(5)	Reflects a payment under Mr. Smith’s employment agreement dated November 12, 2013 equal to the sum of: (i) two times the sum of Mr. Smith’s base salary in effect on December 31, 2016 and Mr. Smith’s target annual bonus for the 2016 performance period, (ii) a payment equal to the pro-rata annual bonus for the 2016 performance period based on actual results, and (iii) 18 months of COBRA based on the rate in effect on the date of his termination.
(6)	Reflects a payment under Mr. Smith’s employment agreement dated November 12, 2013 equal to the sum of: (i) two times the sum of: Mr. Smith’s base salary in effect on December 31, 2016 and Mr. Smith’s target annual bonus for the 2016 performance period (or if greater, his target annual bonus for the year immediately preceding the year in which the Change in Control occurs), (ii) a payment equal to the pro-rata annual bonus for the 2016 performance period based on actual results, and (iii) 18 months of COBRA premiums based on the rate in effect on the date of his termination. In the event of a change in control, as defined under Section 280G of the Code, and a termination of Mr. Smith’s employment on December 31, 2016, the total payments for Mr. Smith under the foregoing arrangement equal $19,594,842, including $10,371,671 for the accelerated vesting of his restricted stock and performance shares. However, these payments are subject to reduction if the parachute amounts associated with the payments under Section 280G of the Code equal or exceed three times Mr. Smith’s average taxable compensation received from Office Depot for the five-year period ending December 31, 2015, and if he would receive more on an after-tax basis by reducing the payments than he would receive by getting all the payments and paying the 20% excise tax imposed by Section 4999 of the Code. Under the provisions, the severance payable to Mr. Smith would not be reduced, as his after-tax benefit is higher in the event he receives all severance payments and incurs all applicable income and excise taxes.

Stephen Hare

	Termination Resulting from Death		Termination Resulting from Disability		Termination Resulting from Retirement	Termination for Cause	Involuntary Termination or Resignation w/ Good Reason Prior To Change in Control (w/o Cause)		Involuntary Termination or Resignation w/ Good Reason Upon or After Change in Control (w/o Cause)		Termination for All Other Reasons (Voluntary)	Change in Control without Termination
	(a)		(b)		(c)	(d)	(e)		(f)		(g)	(h)
Bonus	$669,252	(1)	$669,252	(1)	$—	$—	$—		$—		$—	$—
Benefits

Outplacement Services	$—		$—		$—	$—	$—		$30,000	(2)	$—	$—
Long-Term Incentive or Performance Plan
2015 Restricted Stock	$318,872	(3)	$318,872	(3)	$—	$—	$159,434	(4)	$278,301	(5)	$—	$—
2015 Performance Shares	$379,897	(6)	$379,897	(6)	$—	$—	$—		$569,063	(5)	$—	$—
2016 Restricted Stock	$1,920,679	(7)	$1,920,679	(7)	$—	$—	$640,226	(4)	$1,920,679	(8)	$—	$1,920,679	(9)
2016 Performance Shares	$427,490	(7)	$427,490	(7)	$—	$—	$—		$1,968,701	(8)	$—	$1,968,701	(9)
Cash Severance	$—		$—		$—	$—	$1,807,092	(10)	$3,457,092	(11)	$—	$—
Total for Mr. Hare	$3,716,190		$3,716,190		$—	$—	$2,606,752		$8,223,836		$—	$3,889,380

(1)	Represents a lump sum payment equal to the pro-rata bonus, if any, that Mr. Hare would have earned for the year in which his termination occurs based on the actual achievement of applicable performance goals for such year.
(2)	Reflects the value of a 24-month outplacement services package under the CIC Plan.
(3)	In the event of his separation from service with Office Depot due to death or Disability prior to the effective date of a change in control, Mr. Hare fully will vest in his 2015 Restricted Stock Unit Award on his termination date. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 30, 2016 of $4.52.
(4)	Pursuant to an amendment approved by the Compensation Committee on October 27, 2016, in the event of Mr. Hare’s involuntary termination of employment, he will continue to vest in the portion of his restricted stock units granted in fiscal years 2015 and 2016 that would otherwise have vested in 2017. The amount included in column (e) reflects the number of shares that would continue to vest multiplied by the closing stock price of Office Depot’s stock on December 30, 2016 of $4.52.
(5)	In the event of his separation from service with Office Depot without Cause or for Good Reason within 24 months after the effective date of a change in control, Mr. Hare will vest in his 2015 Restricted Stock Unit Award, prorated for service performed from the grant date through his separation date. In the event of a change in control, the service period will be shortened from three years to two years and the prorated award will be based on the two-year service period. In the case of the Performance Share Award, the same prorated vesting will apply except the number of units received will be based on actual performance for the 2015 fiscal year. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 30, 2016 of $4.52.
(6)	In the event of his separation from service with Office Depot due to death or Disability prior to the effective date of a change in control, Mr. Hare will vest in his 2015 Performance Share Award at the earned rate, prorated for service performed from the grant date through his separation date based on a three-year service period. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 30, 2016 of $4.52.
(7)	In the event of his separation from service with Office Depot due to death or Disability, Mr. Hare will vest in full in his 2016 Restricted Stock Unit Award on his termination date. For his 2016 TSR Performance Share Award, he will vest at target, prorated for service performed from the grant date through his separation date. For his 2016 AOI Performance Share Award, he will vest based on the earned portion of the award for fiscal year 2016 and the target portions of the award for fiscal years 2017 and 2018, prorated for service performed from the grant date through his separation date. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 30, 2016 of $4.52.
(8)	In the event of his separation from service with Office Depot without Cause or for Good Reason within 24 months after the effective date of a change in control, Mr. Hare will fully vest in full in his 2016 Restricted Stock Unit Award. For his 2016 TSR Performance Share Award, he will vest at target. For his 2016 AOI Performance Share Award, he will vest based on the earned portion of the award for fiscal year 2016 and the target portions of the award for fiscal years 2017 and 2018. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 30, 2016 of $4.52.
(9)	Mr. Hare will vest in full in his 2016 Restricted Stock Unit Award and at target in his 2016 TSR Performance Share Awards if the surviving entity in a change in control does not assume the awards. For his 2016 AOI Performance Share Award, he will vest based on the earned portion of the award for fiscal year 2016 and the target portions of the award for fiscal years 2017 and 2018 if the surviving entity in a change in control does not assume the award. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 30, 2016 of $4.52.
(10)

Reflects a payment under Mr. Hare’s Employment Offer Letter dated December 2, 2013 equal to the sum of: (i) 18 times the sum of Mr. Hare’s monthly base salary in effect on December 31, 2016 and (ii) 18 times the difference of Office Depot’s monthly COBRA premium for the type of Office Depot provided group health plan coverage in effect on that date for Mr. Hare and his active employee charge for such coverage, and (iii) a pro-rata annual bonus for the 2016 performance period based on actual results.

(11)	Reflects a payment under the CIC Plan equal to the sum of: (i) two times the sum of: Mr. Hare’s base salary in effect on December 31, 2016 and Mr. Hare’s target annual bonus for the 2016 performance period, (ii) a payment equal to the pro-rata annual bonus for the 2016 performance period based on actual results, and (iii) an amount equal to 18 times the COBRA premium in effect on December 31, 2016 for the type of Office Depot provided group health plan coverage in effect for Mr. Hare less the active employee charge for such coverage. In the event of a change in control, as defined under Section 280G of the Code, and a termination of Mr. Hare’s employment on December 31, 2016, the total payments for Mr. Hare under the foregoing arrangement equal $8,223,836, including $4,736,744 for the accelerated vesting of his restricted stock and performance shares. However, these payments are subject to reduction if the parachute amounts associated with the payments under Section 280G of the Code equal or exceed three times Mr. Hare’s average taxable compensation received from Office Depot for the five-year period ending December 31, 2015, and if he would receive more on an after-tax basis by reducing the payments than he would receive by getting all the payments and paying the 20% excise tax imposed by Section 4999 of the Code. Under the provisions, the severance payable to Mr. Hare would not be reduced, as his after-tax benefit is higher in the event he receives all severance payments and incurs all applicable income and excise taxes.

Michael Allison

	Termination Resulting from Death		Termination Resulting from Disability		Termination Resulting from Retirement	Termination for Cause	Involuntary Termination or Resignation w/ Good Reason Prior To Change in Control (w/o Cause)		Involuntary Termination or Resignation w/ Good Reason Upon or After Change in Control (w/o Cause)		Termination for All Other Reasons (Voluntary)	Change in Control without Termination
	(a)		(b)		(c)	(d)	(e)		(f)		(g)	(h)
Bonus	$416,704	(1)	$416,704	(1)	$—	$—	$—		$—		$—	$—
Benefits

Outplacement Services	$—		$—		$—	$—	$—		$30,000	(2)	$—	$—
Long-Term Incentive or Performance Plan
2014 Restricted Stock	$164,966	(3)	$164,966	(3)	$—	$—	$164,966	(4)	$164,966	(3)	$—	$164,966	(5)
2014 Performance Shares	$456,475	(6)	$456,475	(6)	$—	$—	$742,338	(4)	$456,475	(6)	$—	$494,890	(5)
2015 Restricted Stock	$159,438	(7)	$159,438	(7)	$—	$—	$79,719	(4)	$139,153	(8)	$—	$—
2015 Performance Shares	$189,948	(9)	$189,948	(9)		$—	$—		$284,534	(8)
2016 Restricted Stock	$960,342	(10)	$960,342	(10)	$—	$—	$320,111	(4)	$960,342	(11)	$—	$960,342	(12)
2016 Performance Shares	$213,744	(10)	$213,744	(10)	$—	$—	$—		$984,346	(11)	$—	$984,346	(12)
Cash Severance	$—		$—		$—	$—	$1,258,197	(13)	$2,457,197	(14)	$—	$—
Total for Mr. Allison	$2,561,617		$2,561,617		$—	$—	$2,565,331		$5,477,013		$—	$2,604,544

(1)	Represents a lump sum payment equal to a pro-rata portion of the bonus, if any, that Mr. Allison would have earned for the year in which his termination occurs based on the actual achievement of applicable performance goals for such year.
(2)	Reflects the value of a 24-month outplacement services package under the CIC Plan.
(3)	In the event of his separation from service with Office Depot due to death, Disability, or without Cause or for Good Reason, in either case within 24 months following the effective date of a change in control, Mr. Allison will fully vest in his 2014 Restricted Stock Unit Award on his termination date. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 30, 2016 of $4.52.
(4)	Pursuant to an amendment approved by the Compensation Committee on October 27, 2016, in the event of Mr. Allison’s involuntary termination of employment, he will continue to vest in the portion of his restricted stock units granted in fiscal years 2014, 2015 and 2016 that would otherwise have vested in 2017 and in the portion of his performance share awards granted in fiscal year 2014 and tied to performance for the Company’s cumulative 2014-2016 fiscal year period. All applicable performance requirements under these awards will continue to apply. The amount included in column (e) reflects the number of shares that would continue to vest multiplied by the closing stock price of Office Depot’s stock on December 30, 2016 of $4.52.
(5)	Mr. Allison will vest in full in his 2014 Restricted Stock Unit Award and at target in his 2014 Performance Share Awards if the surviving entity in a change in control does not assume the awards. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 30, 2016 of $4.52.
(6)	In the event of his involuntary separation from service with Office Depot due to death or disability, or his separation from service with Office Depot without Cause or for Good Reason, in either case within 24 months following a change in control, Mr. Allison will vest in his 2014 Performance Share Award at target, prorated for service performed from the grant date through his termination date. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 30, 2016 of $4.52.
(7)	In the event of his separation from service with Office Depot due to death or Disability prior to the effective date of a change in control, Mr. Allison will fully vest in his 2015 Restricted Stock Unit Award on his termination date. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 30, 2016 of $4.52.
(8)	In the event of his separation from service with Office Depot without Cause or for Good Reason within 24 months after the effective date of a change in control, Mr. Allison will vest in his 2015 Restricted Stock Unit Award, prorated for service performed from the grant date through his separation date. In the event of a change in control, the service period will be shortened from three years to two years and the prorated award will be based on the two-year service period. For his 2015 Performance Share Award, the same prorated vesting will apply except the number of units received will be based on actual performance for the 2015 fiscal year. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 30, 2016 of $4.52.
(9)	In the event of his separation from service with Office Depot due to death or Disability prior to the effective date of a change in control, Mr. Allison will vest in his 2015 Performance Share Award at the earned rate, prorated for service performed from the grant date through his separation date based on a three-year service period. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 30, 2016 of $4.52.

(10)	In the event of his separation from service with Office Depot due to death or Disability, Mr. Allison will vest in full in his 2016 Restricted Stock Unit Award on his termination date. For his 2016 TSR Performance Share Award, he will vest at target, prorated for service performed from the grant date through his separation date. For his 2016 AOI Performance Share Award, he will vest based on the earned portion of the award for fiscal year 2016 and the target portions of the award for fiscal years 2017 and 2018, prorated for service performed from the grant date through his separation date. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 30, 2016 of $4.52.
(11)	In the event of his separation from service with Office Depot without Cause or for Good Reason within 24 months after the effective date of a change in control, Mr. Allison will vest in full in his 2016 Restricted Stock Unit Award. For his 2016 TSR Performance Share Award, he will vest at target. For his 2016 AOI Performance Share Award, he will vest based on the earned portion of the award for fiscal year 2016 and the target portions of the award for fiscal years 2017 and 2018. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 30, 2016 of $4.52.
(12)	Mr. Allison will vest in full in his 2016 Restricted Stock Unit Award and at target in his 2016 TSR Performance Share Awards if the surviving entity in a change in control does not assume the awards. For his 2016 AOI Performance Share Award, he will vest based on the earned portion of the award for fiscal year 2016 and the target portions of the award for fiscal years 2017 and 2018 if the surviving entity in a change in control does not assume the award. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 30, 2016 of $4.52.
(13)	Reflects a payment under Mr. Allison’s Employment Offer Letter dated July 14, 2011, equal to the sum of: (i) 1.5 times his base salary in effect on December 30, 2016, (ii) a pro-rata portion of the greater of his target annual bonus for the 2016 performance period or the bonus that he would have earned for the year in which his termination occurs based on the actual achievement of applicable performance goals for such year and (iii) 18 times the difference between Office Depot’s monthly COBRA premium for the type of Office Depot provided group health plan coverage in effect on December 31, 2016 and his active employee charge for such coverage.
(14)	Reflects a payment under the CIC Plan equal to the sum of: (i) two times the sum of: Mr. Allison’s base salary in effect on December 30, 2016 and Mr. Allison’s target annual bonus for the 2016 performance period, (ii) a payment equal to the pro-rata annual bonus for the 2016 performance period based on actual results, and (iii) an amount equal to 18 times the COBRA premium in effect on December 30, 2016 for the type of Office Depot provided group health plan coverage in effect for Mr. Allison less the active employee charge for such coverage. In the event of a change in control, as defined under Section 280G of the Code, and a termination of Mr. Allison’s employment on December 30, 2016, the total payments for Mr. Allison under the foregoing arrangement equal $5,477,013, including $2,989,816 for the accelerated vesting of his restricted stock and performance shares. However, these payments are subject to reduction if the parachute amounts associated with the payments under Section 280G of the Code equal or exceed three times Mr. Allison’s average taxable compensation received from Office Depot for the five-year period ending December 31, 2015, and if he would receive more on an after-tax basis by reducing the payments than she would receive by getting all the payments and paying the 20% excise tax imposed by Section 4999 of the Code. No reduction in severance payments applies, as Mr. Allison’s total payments do not equal or exceed three times his average taxable compensation.

Troy Rice

	Termination Resulting from Death		(2) Termination Resulting from Disability		Termination Resulting from Retirement	Termination for Cause	Involuntary Termination or Resignation w/ Good Reason Prior To Change in Control (w/o Cause)		Involuntary Termination or Resignation w/ Good Reason Upon or After Change in Control (w/o Cause)		Termination for All Other Reasons (Voluntary)	Change in Control without Termination
	(a)		(b)		(c)	(d)	(e)		(f)		(g)	(h)
Bonus	$402,344	(1)	$402,344	(1)	$—	$—	$—		$—		$—	$—
Benefits

Outplacement Services	$—		$—		$—	$—	$—		$30,000	(2)	$—	$—
Long-Term Incentive or Performance Plan
2014 Restricted Stock	$94,640	(3)	$94,640	(3)	$—	$—	$94,640	(4)	$94,640	(3)	$—	$96,640	(5)
2014 Performance Shares	$257,473	(6)	$257,473	(6)	$—	$—	$425,879	(4)	$257,473	(6)	$—	$283,919	(5)
2015 Restricted Stock	$119,581	(7)	$119,581	(7)	$—	$—	$59,791	(4)	$104,367	(8)	$—	$—
2015 Performance Shares	$142,466	(9)	$142,466	(9)	$—	$—	$—		$213,403	(8)	$—	$—
2016 Restricted Stock	$576,205	(10)	$576,205	(10)	$—	$—	$192,068	(4)	$576,205	(11)	$—	$576,205	(12)
2016 Performance Shares	$128,246	(10)	$128,246	(10)	$—	$—	$—		$590,606	(11)	$—	$590,606	(12)
Cash Severance	$—		$—		$—	$—	$1,391,408	(13)	$2,691,408	(14)	$—	$—
Total for Mr. Rice	$1,720,955		$1,720,955		$—	$—	$2,163,786		$4,558,102		$—	$1,545,370

(1)	Represents a lump sum payment equal to the pro-rata bonus, if any, that Mr. Rice would have earned for the year in which his termination occurs based on the actual achievement of applicable performance goals for such year.
(2)	Reflects the value of a 24-month outplacement services package under the CIC Plan.
(3)	In the event of his separation from service with Office Depot due to death, Disability, or without Cause or for Good Reason, in either case within 24 months following the effective date of a change in control, Mr. Rice will fully vest in his 2014 Restricted Stock Unit Award on his termination date. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 30, 2016 of $4.52.
(4)	Pursuant to an amendment approved by the Compensation Committee on October 27, 2016, in the event of Mr. Rice’s involuntary termination of employment, he will continue to vest in the portion of his restricted stock units granted in fiscal years 2014, 2015 and 2016 that would otherwise have vested in 2017 and in the portion of his performance share awards granted in fiscal year 2014 and tied to performance for the Company’s cumulative 2014-2016 fiscal year period. All applicable performance requirements under these awards will continue to apply. The amount included in column (e) reflects the number of shares that would continue to vest multiplied by the closing stock price of Office Depot’s stock on December 30, 2016 of $4.52.
(5)	Mr. Rice will vest in full in his 2014 Restricted Stock Unit Award and at target in his 2014 Performance Share Awards if the surviving entity in a change in control does not assume the awards. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 30, 2016 of $4.52.
(6)	In the event of his involuntary separation from service with Office Depot due to death or disability, or his separation from service with Office Depot without Cause or for Good Reason, in either case within 24 months following a change in control, Mr. Rice will vest in his 2014 Performance Share Award at target, prorated for service performed from the grant date through his termination date. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 30, 2016 of $4.52.
(7)	In the event of his separation from service with Office Depot due to death or Disability prior to the effective date of a change in control, Mr. Rice will fully vest in his 2015 Restricted Stock Unit Award on his termination date. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 30, 2016 of $4.52.
(8)	In the event of his separation from service with Office Depot without Cause or for Good Reason within 24 months after the effective date of a change in control, Mr. Rice will vest in his 2015 Restricted Stock Unit Award, prorated for service performed from the grant date through his separation date. In the event of a change in control, the service period will be shortened from three years to two years and the prorated award will be based on the two-year service period. For his 2015 Performance Share Award, the same prorated vesting will apply except the number of units received will be based on actual performance for the 2015 fiscal year. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 30, 2016 of $4.52.
(9)

In the event of his separation from service with Office Depot due to death or Disability prior to the effective date of a change in control, Mr. Rice will vest in his 2015 Performance Share Award at the earned rate, prorated for service performed from the grant date through his separation date based on a three-year service period. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 30, 2016 of $4.52.

(10)	In the event of his separation from service with Office Depot due to death or Disability, Mr. Rice will vest in full in his 2016 Restricted Stock Unit Award on his termination date. For his 2016 TSR Performance Share Award, he will vest at target, prorated for service performed from the grant date through his separation date. For his 2016 AOI Performance Share Award, he will vest based on the earned portion of the award for fiscal year 2016 and the target portions of the award for fiscal years 2017 and 2018, prorated for service performed from the grant date through his separation date. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 30, 2016 of $4.52.
(11)	In the event of his separation from service with Office Depot without Cause or for Good Reason within 24 months after the effective date of a change in control, Mr. Rice will vest in full in his 2016 Restricted Stock Unit Award. For his 2016 TSR Performance Share Award, he will vest at target. For his 2016 AOI Performance Share Award, he will vest based on the earned portion of the award for fiscal year 2016 and the target portions of the award for fiscal years 2017 and 2018. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 30, 2016 of $4.52.
(12)	Mr. Rice will vest in full in his 2016 Restricted Stock Unit Award and at target in his 2016 TSR Performance Share Awards if the surviving entity in a change in control does not assume the awards. For his 2016 AOI Performance Share Award, he will vest based on the earned portion of the award for fiscal year 2016 and the target portions of the award for fiscal years 2017 and 2018 if the surviving entity in a change in control does not assume the award. The amount included in the table reflects the number of shares that would vest multiplied by the closing stock price of Office Depot’s stock on December 30, 2016 of $4.52.
(13)	Reflects a payment under Mr. Rice’s Employment Offer Letter dated March 17, 2014, equal to the sum of: (i) 1.5 times his base salary in effect on December 30, 2016, (ii) a pro-rata portion of the bonus he would have earned for the year in which his termination occurs based on the actual achievement of applicable performance goals for such year, and (iii) 18 times the difference between Office Depot’s monthly COBRA premium for the type of Office Depot provided group health plan coverage in effect on December 31, 2016 and his active employee charge for such coverage.
(14)	Reflects a payment under the CIC Plan equal to the sum of: (i) two times the sum of: Mr. Rice’s base salary in effect on December 30, 2016 and Mr. Rice’s target annual bonus for the 2016 performance period, (ii) a payment equal to the pro-rata annual bonus for the 2016 performance period based on actual results, and (iii) an amount equal to 18 times the COBRA premium in effect on December 30, 2016 for the type of Office Depot provided group health plan coverage in effect for Mr. Rice less the active employee charge for such coverage. In the event of a change in control, as defined under Section 280G of the Code, and a termination of Mr. Rice’s employment on December 30, 2016, the total payments for Mr. Rice under the foregoing arrangement equal $4,558,102, including $1,836,694 for the accelerated vesting of his restricted stock and performance shares. However, these payments are subject to reduction if the parachute amounts associated with the payments under Section 280G of the Code equal or exceed three times Mr. Rice’s average taxable compensation received from Office Depot for the five-year period ending December 31, 2015, and if he would receive more on an after-tax basis by reducing the payments than she would receive by getting all the payments and paying the 20% excise tax imposed by Section 4999 of the Code. Under the provisions, the severance payable to Mr. Rice would not be reduced, as his after-tax benefit is higher in the event he receives all severance payments and incurs all applicable income and excise taxes.

Mark Cosby

	Involuntary Termination or Resignation w/ Good Reason Upon or After Change in Control (w/o Cause)
	(1)
Bonus	$807,163	(1)
Benefits

Outplacement Services	$30,000	(2)
Long-Term Incentive or Performance Plan
2014 Restricted Stock	$520,053	(3)
2014 Performance Shares	$2,340,235	(4)
2015 Restricted Stock	$199,296	(5)
2016 Restricted Stock	$640,226	(6)
Cash Severance	$1,367,122	(7)
Total for Mr. Cosby	$5,904,095

(1)	Reflects the pro-rata bonus paid to Mr. Cosby for fiscal year 2016, determined based on the actual achievement of applicable performance goals for such year.
(2)	Reflects the value of the outplacement services package.
(3)	Reflects the portion of Mr. Cosby’s 2014 Restricted Stock Unit Award that would otherwise have vested in 2017.
(4)	Reflects the portion of Mr. Cosby’s 2014 Performance Share Award that would otherwise have vested in 2017.
(5)	Reflects the portion of Mr. Cosby’s 2015 Restricted Stock Unit Award that would otherwise have vested in 2017.
(6)	Reflects the portion of Mr. Cosby’s 2016 Restricted Stock Award that would otherwise have vested in 2017.
(7)	Reflects the additional severance pay paid pursuant to Mr. Cosby’s settlement agreement, as described above.

Juliet Johansson

	Involuntary Termination or Resignation w/ Good Reason Upon or After Change in Control (w/o Cause)
	(1)
Bonus	$377,337	(1)
Benefits

Outplacement Services	$30,000	(2)
Long-Term Incentive or Performance Plan
2014 Restricted Stock	$91,205	(3)
2014 Performance Shares	$410,414	(4)
2015 Restricted Stock	$39,857	(5)
2016 Restricted Stock	$213,407	(6)
Cash Severance	$763,303	(7)
Total for Ms. Johansson	$1,925,522

(1)	Reflects the pro-rata bonus paid to Ms. Johansson for fiscal year 2016, determined based on the actual achievement of applicable performance goals for such year.
(2)	Reflects the value of the outplacement services package.
(3)	Reflects the portion of Ms. Johansson’s 2014 Restricted Stock Unit Award that would otherwise have vested in 2017.
(4)	Reflects the portion of Ms. Johansson’s 2014 Performance Share Award that would otherwise have vested in 2017.
(5)	Reflects the portion of Ms. Johansson’s 2015 Restricted Stock Unit Award that would otherwise have vested in 2017.
(6)	Reflects the portion of Ms. Johansson’s 2016 Restricted Stock Award that would otherwise have vested in 2017.
(7)	Reflects the additional severance pay paid pursuant to Ms. Johansson’s settlement agreement.

Steve Schmidt

	Involuntary Termination or Resignation w/ Good Reason Upon or After Change in Control (w/o Cause)
	(1)
Cash Severance	$2,786,196	(1)
Total for Mr. Schmidt	$2,786,196

(1)	Reflects the amount of severance pay paid pursuant to Mr. Schmidt’s settlement agreement, as described above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The table below summarizes the status of our equity compensation plans at December 31, 2016

	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	(2) Weighted- average Exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	30,546,711	$1.35	31,837,249
Equity compensation plans not approved by security holders	0	$—	0
Total	30,546,711	$1.35	31,837,249

(1)	The number of shares reported includes 11,705,826 performance stock units reserved at target where performance attainment has yet to be determined. Shares reserved for issuance under the Company’s equity compensation plan will be adjusted accordingly for a payout other than target.
(2)	The outstanding awards include RSUs, which have no exercise price. Excluding the impact of RSUs, the outstanding options had a weighted-average exercise price of $5.56 per share.

STOCK OWNERSHIP INFORMATION

Our Largest Shareholders; Ownership by Our Directors and Executive Officers

We have provided a stock ownership table below that contains certain information about shareholders whom we believe are the “beneficial” owners of more than five percent (5%) of our outstanding common stock, as well as information regarding stock ownership by our directors, NEOs and our directors and Executive Officers as a group as of March 31, 2017, unless otherwise indicated. Except as described below, we know of no person that beneficially owns more than 5% of our outstanding common stock, based solely upon filings made with the SEC.

Except as otherwise noted below, each person or entity named in the following table has the sole voting and investment power with respect to all shares of our common stock that he, she or it beneficially owns.

Name of Beneficial Owner	Beneficial Ownership(1)	Beneficial Ownership Percentage(2)
Blackrock, Inc.(3) 55 East 52nd Street, New York, NY 10055	54,373,734	9.68%
Hotchkis and Wiley Capital Management, LLC(4) 725 S. Figueroa Street, 39th Fl, Los Angeles, CA 90017	46,546,266	8.29%
The Vanguard Group(5) 100 Vanguard Blvd., Malvern, PA 19355	41,058,714	7.31%
Fairpointe Capital LLC(6) One North Franklin Street, Ste. 3300, Chicago, IL 60606	33,020,004	5.88%
Bank of New York Mellon Corporation(7) 225 Liberty Street, New York, NY 10286	30,114,859	5.36%
Board of Directors and NEOs(8) Gerry P. Smith	1,667,692	*
Warren F. Bryant	68,893	*
Kristin A. Campbell	0	*
Rakesh Gangwal	74,875	*
Cynthia T. Jamison	16,461	*
V. James Marino	51,289	*
Michael J. Massey	0	*
Francesca Ruiz de Luzuriaga	17,773	*
David M. Szymanski	3,806	*
Nigel Travis	234,045	*
Joseph Vassalluzzo	85,034	*
Total of Board of Directors	2,219,868	*
(Office Depot’s NEOs, other than the CEO) Stephen E. Hare, Executive Vice President and CFO	1,573,857	*
Troy Rice, Executive Vice President and Chief Operating Officer	469,726
Michael Allison, Executive Vice President and Chief Administrative Officer	821,809	*
Roland C. Smith, Former Chairman and Chief Executive Officer	4,960,495	*
Mark Cosby, Former President, North America	927,767	*
Steven Schmidt, Former President, International	796,590	*
Juliet Johansson, Former Executive Vice President and Chief Strategy and Innovation Officer	234,782	*
Directors and Executive Officers as a Group (21 Persons in Total)	12,636,337	2.25%

*	Represents beneficial ownership of less than one percent of the issued and outstanding common stock, as of March 31, 2017.

(1)	Includes shares of common stock subject to options exercisable within 60 days of March 31, 2017, if applicable, even though a considerable number of the options are underwater. See “Options Exercisable within 60 days of March 31, 2017” table below for detail. Also included are unvested shares of restricted stock, as to which the holder has voting rights.
(2)	The percentage ownership for all stockholders listed in the table above is based on 561,635,744 shares of common stock outstanding as of March 31, 2017. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares issuable upon the exercise of options that are exercisable within 60 days of March 31, 2017, are not deemed outstanding for purposes of computing the percentage of ownership of any other person.
(3)	The information regarding BlackRock, Inc. is reported as of December 31, 2016, and was derived from a Schedule 13G filed on January 11, 2017, that reported sole voting power over 52,941,264 shares, shared voting power over 0 shares, shared dispositive power over 0 shares and sole dispositive power over 54,373,734 shares.
(4)	The information regarding Hotchkis and Wiley Capital Management, LLC is reported as of December 31, 2016, and was derived from a Schedule 13G filed on February 9, 2017, that reported sole voting power over 42,389,956 shares, shared voting power over 0 shares, shared dispositive power over 0 shares and sole dispositive power over 46,546,266 shares.
(5)	The information regarding The Vanguard Group is reported as of December 31, 2016, and was derived from a Schedule 13G filed on February 9, 2017, that reported sole voting power over 651,074 shares, shared voting power over 56,896 shares, shared dispositive power over 681,154 shares and sole dispositive power over 40,377,560 shares.
(6)	The information regarding Fairpointe Capital LLC is reported as of March 31, 2017, and was derived from a Schedule 13G filed on April 21, 2017, that reported sole voting power over 31,902,202 shares, shared voting power over 0 shares, shared dispositive power over 665,600 shares and sole dispositive power over 32,354,404 shares.
(7)	The information regarding Bank of New York Mellon Corporation is reported as of December 31, 2016, and was derived from a Schedule 13G filed on February 3, 2017, that reported sole voting power over 28,798,051 shares, shared dispositive power over 166,511 shares and sole dispositive power over 29,947,848 shares.
(8)	The address for all of our directors and NEOs is c/o Office Depot, Inc., 6600 North Military Trail, Boca Raton, Florida 33496. In addition to the information reported in this table, the following directors hold the number of RSUs convertible into shares of Office Depot common stock set forth beside his or her name:

Name	RSUs
Warren F. Bryant	243,048
Kristin A. Campbell	34,626
Rakesh Gangwal	551,874
Cynthia T. Jamison	76,041
Francesca Ruiz de Luzuriaga	295,772
V. James Marino	159,652
Michael J. Massey	100,366
David M. Szymanski	292,226
Nigel Travis	83,280
Joseph Vassalluzzo	90,229

The shares of common stock underlying these RSUs will not be distributed to the directors until some period of time after their separation from Office Depot as directors, pursuant to the terms of their respective restricted stock unit award agreements. Until such distribution, these directors neither have the right to vote, nor the right to dispose of these RSUs.

Options Exercisable within 60 Days of March 31, 2017

The number of options that are or will be exercisable within 60 days of March 31, 2017, for each applicable person named in the table above and for Office Depot’s executive officers and directors as a group is as follows:

Gerry P. Smith	0	David M. Szymanski	0
Warrant F. Bryant	1,178	Nigel Travis	0
Kristin A. Campbell	0	Joseph Vassalluzzo	0
Rakesh Gangwal	20,667	Stephen E. Hare	500,000
Cynthia T. Jamison	0	Michael Allison	83,118
Francesca Ruiz de Luzuriaga	12,164	Troy Rice	0
V. James Marino	0	Roland C. Smith	1,500,000
Michael J. Massey	0	Mark Cosby	0
All Executive Officers and Directors as a Group (21 Persons)	2,251,065	Steven Schmidt	105,000
		Juliet Johansson	0

Underwater Options

Based on the closing price of Office Depot common stock on March 31, 2017, the following number of options that are or will be exercisable within 60 days of March 31, 2017, for each applicable person named in the table above are out of the money (i.e. underwater):

Roland C. Smith	1,500,000	Michael Allison	58,118
Rakesh Gangwal	0	Stephen E. Hare	500,000
Francesca Ruiz de Luzuriaga	0	Steven Schmidt	105,000
Warren F. Bryant	0

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

During 2016, all transactions that were potentially subject to the Policy were reviewed and approved or ratified by the Corporate Governance and Nominating Committee.

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

All members of our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee have been determined by our Board of Directors to be Independent directors. Our Board of Directors has reviewed the various relationships between members of our Board of Directors and the Company and has affirmatively determined that none of our directors has a material relationship with the Company that would impair independence from management, other than Mr. Gerry Smith, who serves as our CEO and director. Our Board of Directors has concluded that although certain of our directors were appointed by a large shareholder of the Company, a relationship with a shareholder of the Company in and of itself does not impair such directors of independent judgment in connection with their duties and responsibilities as directors of the Company.

None of our directors serves as an executive officer of a charitable organization to which we made contributions during 2016.

Item 14.	Principal Accountant Fees and Services

Audit & Other Fees

The fees for Office Depot’s independent registered public accounting firm for professional services rendered in connection with (i) the audit of Office Depot’s annual financial statements as set forth in its Annual Report on Form 10-K for the fiscal years ended December 26, 2015 and December 31, 2016, (ii) the review of Office Depot’s quarterly financial statements as set forth in its Quarterly Reports on Form 10-Q for each of its fiscal quarters during 2015 and 2016, and (iii) the audit of Office Depot’s internal controls over financial reporting with the objective of obtaining reasonable assurance about whether effective internal controls over financial reporting was maintained in all material respects, as well as fees paid to Office Depot’s independent registered public accounting firm for audit-related work, tax compliance, tax planning and other consulting services are set forth below. The Audit Committee approved 100% of the fees related to the services discussed below.

Audit & Other Fees Paid to Deloitte & Touche LLP	Fiscal 2015	Fiscal 2016
Audit Fees	$8,035,321	$8,108,307
Audit Related Fees (as defined under the Sarbanes-Oxley Act of 2002)	365,957	0
Tax Fees	587,860	378,211
All Other Fees	4,076	204,082

Total Fees	$8,993,214	$8,690,600

Audit Fees — Consists of fees for professional services rendered in connection with: (i) the audits of Office Depot’s consolidated financial statements and the effectiveness of Office Depot’s internal controls over financial reporting for the fiscal years ended December 26, 2015 and December 31, 2016; (ii) the reviews of the consolidated financial statements included in each of Office Depot’s Quarterly Reports on Form 10-Q during those fiscal years; (iii) consultations on accounting matters; (iv) statutory audit filings; and (v) SEC registration statements.

Audit Related Fees — Consists of fees in 2015 primarily for the review of Staples Form S-4 registration statement and due diligence associated with the Company’s potential acquisition by Staples.

Tax Fees — Consists of fees for tax compliance and advisory services.

All Other Fees — Consists primarily of fees for advisory services and training.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has established policies and procedures under which all audit and non-audit services performed by Office Depot’s independent registered public accounting firm must be separately approved in advance by the Audit Committee. The policy also provides that the Audit Committee has delegated pre-approval authority to the Chair of the Audit Committee for non-audit services provided that the pre-approval of each service permitted by the Chair is limited to a pre-established threshold and reported to the full Audit Committee at its next meeting. All audit and non-audit services provided in the fiscal years 2015 and 2016 have been pre-approved by the Audit Committee in accordance with these policies and procedures.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of April 2017.

OFFICE DEPOT, INC.

By	/s/ GERRY P. SMITH
Gerry P. Smith
Chief Executive Officer

INDEX TO EXHIBITS FOR OFFICE DEPOT 10-K/A(1)

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger, dated February 20, 2013, by and among Office Depot, Inc., Dogwood Merger Sub LLC, Mapleby Holdings Merger Corporation, Mapleby Merger Corporation and OfficeMax Incorporated (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 22, 2013).

2.2	Stock Purchase and Transaction Agreement by and among Office Depot, Inc., Office Depot Delaware Overseas Finance No. 1, LLC, Grupo Gigante S.A.B. de C.V. and Hospitalidad y Servicios Especializados Gigante, S.A. de C.V dated as of June 3, 2013 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on July 15, 2013).

2.3	Agreement and Plan of Merger, dated as of February 4, 2015, by and among Office Depot, Inc., Staples, Inc. and Staples AMS, Inc. (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 4, 2015).

2.4	Termination Agreement, dated as of May 16, 2016, by and among Office Depot, Inc., Staples, Inc. and Staples AMS, Inc. (Incorporated by reference from Office Depot Inc.’s Current Report on Form 8-K, filed with the SEC on May 17, 2016).

2.5	Sale and Purchase Agreement Relating to the Transfer of the Partnership Interests in Office Depot (Netherlands) C.V., dated as of November 22, 2016, by and among Office Depot Foreign Holdings LP, LLC, Office Depot Foreign Holdings GP, LLC, Office Depot, Inc., Aurelius Rho Invest NL DS B.V. and Aurelius Rho Invest NL Two B.V. (Incorporated by reference from Office Depot Inc.’s Current Report on Form 8-K, filed with the SEC on January 5, 2017).

2.6	Amendment Agreement Relating to the Transfer of the Partnership Interests in Office Depot (Netherlands) C.V., dated as of December 31, 2016, by and among Office Depot Foreign Holdings LP, LLC, Office Depot Foreign Holdings GP, LLC, Office Depot, Inc., Aurelius Rho Invest NL DS B.V. and Aurelius Rho Invest NL Two B.V. (Incorporated by reference from Office Depot Inc.’s Current Report on Form 8-K, filed with the SEC on January 5, 2017).

3.1	Amended and Restated Bylaws (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 4, 2015).

3.2	Amendment to the Amended and Restated Bylaws of Office Depot, Inc. (Incorporated by reference from Office Depot Inc.’s Current Report on Form 8-K, filed with the SEC on October 30, 2015).

3.3	Amended and Restated Bylaws of Office Depot, Inc. (Incorporated by reference from Office Depot Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2016).

3.4	Restated Certificate of Incorporation (Incorporated by reference from the respective annex to the Proxy Statement for Office Depot, Inc.’s 1995 Annual Meeting of Stockholders, filed with the SEC on April 20, 1995).

3.5	Amendment to Restated Certificate of Incorporation (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 1998).

4.1	Form of Certificate representing shares of Common Stock (Incorporated by reference from the respective exhibit to Office Depot, Inc.’s Registration Statement No. 33-39473 on Form S-4, filed with the SEC on March 15, 1991).

4.2	Indenture, dated as of March 14, 2012, relating to the $250 million 9.75% Senior Secured Notes due 2019, among Office Depot, Inc., the Guarantors named therein and U.S. Bank National Association (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on March 15, 2012).

4.3	Supplemental Indenture, dated as of February 22, 2013, between Office Depot, Inc., eDepot, LLC, the other Guarantors party thereto and U.S. Bank National Association, relating to the 9.75% Senior Notes due 2019 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 25, 2014).

4.4	Second Supplemental Indenture, dated as of November 22, 2013, between Office Depot Inc., Mapleby Holdings Merger Corporation, OfficeMax Incorporated, OfficeMax Southern Company, OfficeMax Nevada Company, OfficeMax North America, Inc., Picabo Holdings, Inc., BizMart, Inc., BizMart (Texas), Inc., OfficeMax Corp., OMX, Inc., the other Guarantors party thereto and U.S. Bank National Association, relating to the 9.75% Senior Notes due 2019 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 25, 2014).

4.5	Form of Notes representing $250 million aggregate principal amount of 9.75% Senior Secured Notes due March 15, 2019 (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2012).

4.6(2)	Trust Indenture between Boise Cascade Corporation (now OfficeMax Incorporated) and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended (Incorporated by reference from OfficeMax Incorporated’s Registration Statement No. 33-5673 on Form S-3, filed with the SEC on May 13, 1986).

Exhibit Number	Exhibit

4.7	Indenture dated as of December 21, 2004 by and between OMX Timber Finance Investments I, LLC, as the Issuer and Wells Fargo Bank Northwest, N.A., as Trustee (Incorporated by reference from OfficeMax Incorporated’s Registration Statement No. 333-162866 on Form S-1/A, filed with the SEC on December 14, 2009).

4.8	Installment Note for $559,500,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Cascade Corporation (now OfficeMax Incorporated) (Initial Holder) dated October 29, 2004 (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2004).

4.9	Installment Note for $258,000,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Southern Company (Initial Holder) dated October 29, 2004 (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2004).

10.1	Lease Agreement dated November 10, 2006, by and between Office Depot, Inc. and Boca 54 North LLC (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 24, 2009).

10.2	First Amendment to Lease dated July 3, 2007, by and between Office Depot, Inc. and Boca 54 North LLC (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 24, 2009).

10.3	Office Depot, Inc. 2015 Long-Term Incentive Plan (Incorporated by reference from Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on June 19, 2015).

10.4	Office Depot, Inc. 2007 Long-Term Incentive Plan (Incorporated by reference from the respective appendix to the Proxy Statement for Office Depot, Inc.’s 2007 Annual Meeting of Shareholders, filed with the SEC on April 2, 2007).*

10.5	2008 Office Depot, Inc. Bonus Plan for Executive Management Employees (Incorporated by reference from the respective appendix to the Proxy Statement for Office Depot, Inc.’s 2008 Annual Meeting of Shareholders, filed with the SEC on March 13, 2008).*

10.6	Office Depot Corporate Annual Bonus Plan (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on June 22, 2015). *

10.7	Change of Control Agreement, dated as of December 14, 2007, by and between Office Depot, Inc. and Steven M. Schmidt (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on July 28, 2009).*

10.8	Amendment to Employment Offer Letter Agreement, dated December 31, 2008, by and between Office Depot, Inc. and Steven Schmidt (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 23, 2010).*

10.9	Employment Offer Letter Agreement, dated July 10, 2007, by and between Office Depot, Inc. and Steven Schmidt (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 23, 2010).*

10.10	Office Depot, Inc. Amended Long-Term Incentive Plan (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 26, 2010).*

10.11	Office Depot, Inc. Amended Long-Term Equity Incentive Plan, as revised and amended effective April 21, 2010 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 26, 2010).*

Exhibit Number	Exhibit

10.12	Form of Associate Non-Competition, Confidentiality and Non-Solicitation Agreement between Office Depot, Inc. and certain executives (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 22, 2011).*

10.13	Form of Change in Control Agreement between Office Depot, Inc. and certain executives (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 21, 2010).*

10.14	Form of Waiver, dated as of March 30, 2011 (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 1, 2011).

10.15	First Amendment to the Office Depot, Inc. 2007 Long-Term Incentive Plan (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).*

10.16	Form of Amended and Restated Credit Agreement, dated as of May 25, 2011, among Office Depot, Inc. and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on July 26, 2011).**

10.17	Form of Second Amended and Restated Credit Agreement, dated as of May 13, 2016, among Office Depot, Inc. and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot Inc.’s Current Report on Form 8-K, filed with the SEC on May 17, 2016).

10.18	Letter Agreement between Office Depot, Inc. and Elisa D. Garcia dated May 15, 2007 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 28, 2012).*

10.19	Amendment to Letter Agreement between Office Depot, Inc. and Elisa D. Garcia effective December 31, 2008 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 28, 2012).*

10.20	Retention Agreement between Office Depot, Inc. and Elisa D. Garcia dated November 2, 2010 (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 28, 2012).*

10.21	First Amendment, dated February 24, 2012, to the Amended and Restated Credit Agreement, dated as of May 25, 2011, among Office Depot, Inc. and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 28, 2012).

10.22	Form of Restricted Stock Awards for Executives (time vested) (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2012).*

10.23	Form of Restricted Stock Award for Executives (performance/time vested) (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 1, 2012).*

10.24	Form of Restricted Stock Award Agreement (Incorporated by reference from Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on June 19, 2015).

10.25	Financing Agreement by and between Office Depot BS and ABN AMRO Commercial Finance, dated September 24, 2012 (Incorporated by reference from Office Depot Inc.’s Annual Report on Form 10-K, filed with the SEC on February 20, 2013).

Exhibit Number	Exhibit

10.26	Amendment No. 1 to Financing Agreement by and between Office Depot BS and ABN AMRO Commercial Finance, dated September 24, 2012 (Incorporated by reference from Office Depot Inc.’s Annual Report on Form 10-K, filed with the SEC on February 20, 2013).

10.27	Letter Agreement between the Company and Stephen E. Hare (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 5, 2013).*

10.28	2013 Non-Qualified Stock Option Award Agreement between the Company and Stephen E. Hare (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 5, 2013).*

10.29	2013 Restricted Stock Unit Award Agreement between the Company and Stephen E. Hare (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 5, 2013).*

10.30	2013 Performance Share Award Agreement between the Company and Stephen E. Hare (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on December 5, 2013).*

10.31	Employment Agreement between the Company and Roland C. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 18, 2013).*

10.32	First Amendment to Employment Agreement between the Company and Roland C. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on August 22, 2016).*

10.33	2013 Non-Qualified Stock Option Award Agreement between the Company and Roland C. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 18, 2013).*

10.34	2013 Restricted Stock Unit Award Agreement between the Company and Roland C. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 18, 2013).*

10.35	Employment Agreement between the Company and Gerry P. Smith (Incorporated by reference from Office Depot Inc.’s Current Report on Form 8-K, filed with the SEC on January 30, 2017).*

10.36	2017 Non-Qualified Stock Option Award Agreement between the Company and Gerry P. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on January 30, 2017).*

10.37	2017 Restricted Stock Unit Award Agreement between the Company and Gerry P. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on January 30, 2017).*

10.38	Form of Restricted Stock Unit Award Agreement (Incorporated by reference from Office Depot, Inc.’s Registration Statement on Form S-8, filed with the SEC on June 19, 2015). *

10.39	2013 Performance Share Award Agreement between the Company and Roland C. Smith (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on November 18, 2013).*

10.40	2003 OfficeMax Incentive and Performance Plan (amended and restated effective as of April 29, 2013) (Incorporated by reference to Appendix A to the Definitive Proxy Statement of OfficeMax filed with the SEC on March 19, 2013).*

10.41	Amendment to the 2003 OfficeMax Incentive and Performance Plan dated November 6, 2013 (Incorporated by reference from Office Depot, Inc.’s Form S-8, filed with the SEC on November 8, 2013).*

Exhibit Number	Exhibit

10.42	Form of Letter Agreement (amending the Change in Control Agreements with each of Michael D. Newman, Elisa D. Garcia and Steve M. Schmidt) (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 26, 2013).*

10.43	Amendment to the Change in Control Agreement between Office Depot, Inc. and Steven M. Schmidt, dated April 7, 2015 (Incorporated by reference from Office Depot Inc.’s Annual Report on Form 10-K/A, filed with the SEC on April 22, 2016).*

10.44	Office Depot Omnibus Amendment to Outstanding Equity and Long-Term Incentive Awards (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on February 26, 2013).*

10.45	Office Depot Omnibus Amendment to 2013, 2014, 2015 and 2016 Long-Term Incentive Awards.*

10.46	Office Depot Second Omnibus Amendment to 2016 Long-Term Incentive Awards.*

10.47	Form of Second Amendment, dated as of March 4, 2013, to the Amended and Restated Credit Agreement dated as of May 25, 2011, as amended by the First Amendment to the Amended and Restated Credit Agreement, dated as of February 24, 2012, among Office Depot, Inc., and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Current Report on Form 8-K, filed with the SEC on March 6, 2013).

10.48	Form of Third Amendment, dated as of November 5, 2013, to the Amended and Restated Credit Agreement dated as of May 25, 2011, as amended by the First Amendment to the Amended and Restated Credit Agreement, dated as of February 24, 2012 and the Second Amendment to the Amended and Restated Credit Agreement, dated as of March 4, 2013, among Office Depot, Inc., and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 25, 2014).

10.49	Form of Fourth Amendment, dated as of May 1, 2015, to the Amended and Restated Credit Agreement dated as of May 25, 2011, as amended by the First Amendment to the Amended and Restated Credit Agreement, dated as of February 24, 2012, the Second Amendment to the Amended and Restated Credit Agreement, dated as of March 4, 2013 and the Third Amendment to the Amended and Restated Credit Agreement, dated as of November 1, 2013, among Office Depot, Inc., and certain of its European subsidiaries as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank N.A., London Branch, as European Administrative and European Collateral Agent, and the other lenders referred to therein (Incorporated by reference from Office Depot, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2015).

10.50	Paper Purchase Agreement dated June 25, 2011 between Boise White Paper, L.L.C. and OfficeMax Incorporated (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q/A, filed with the SEC on October 24, 2011).**

10.51	Retention Agreement between Office Depot, Inc. and Mr. Steven M. Schmidt dated April 7, 2015 (Incorporated by reference from Office Depot Inc.’s Annual Report on Form 10-K/A, filed with the SEC on April 22, 2016).*

Exhibit Number	Exhibit

10.52	Second Amendment to 2013 Performance Share Award Agreement between Office Depot, Inc. and Roland C. Smith (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014). *

10.53	Form of Agreement For Cash Settled Short-Term Performance Award For Executive Officers (Incorporated by reference from Office Depot Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2015). *

10.54	Award Agreement for 2014 Cash-Settled Performance Award between Office Depot, Inc. and Roland C. Smith (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014). *

10.55	Second Amendment to 2013 Performance Share Award Agreement between Office Depot, Inc. and Stephen E. Hare (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014). *

10.56	Form of 2014 Restricted Stock Award Agreement (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014).*

10.57	Form of 2014 Performance Share Award Agreement (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014).*

10.58	Second Amendment to the Office Depot, Inc. 2007 Long-Term Incentive Plan (Incorporated by reference from Office Depot’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2014).*

10.59	Letter Agreement between Office Depot, Inc. and Mark Cosby dated July 14, 2014 (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on July 21, 2014).*

10.60	Sign-On Bonus Agreement between Office Depot, Inc. and Mark Cosby dated July 14, 2014 (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on July 21, 2014).*

10.61	The Office Depot, Inc. Executive Change in Control Severance Plan effective August 1, 2014 (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on August 7, 2014).*

10.62	Form of Notice of Selection for Participation in Executive Change in Control Severance Plan and Notice of Non-Renewal of Change in Control Agreement (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on August 7, 2014).*

10.63	Form of Settlement Agreement (Incorporated by reference from Office Depot’s Current Report on Form 8-K, filed with the SEC on December 23, 2014).

10.64	Securityholders Agreement among Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C., dated October 29, 2004 (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2004).

10.65	Director Stock Compensation Plan, as amended through September 26, 2003 (Incorporated by reference from OfficeMax Incorporated’s Annual Report on Form 10-K, filed with the SEC on March 2, 2004).*

10.66	2003 Director Stock Compensation Plan, as amended through September 26, 2003 (Incorporated by reference from OfficeMax Incorporated’s Annual Report on Form 10-K, filed with the SEC on March 2, 2004).*

Exhibit Number	Exhibit

10.67	Amendment to the OfficeMax Incorporated 2003 Director Stock Compensation Plan (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 20, 2007).*

10.68	Form of 2007 Directors’ Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on August 1, 2007).*

10.69	Form of 2008 Director Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on July 29, 2008).*

10.70	Form of 2009 Nonqualified Stock Option Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 18, 2009).*

10.71	Form of 2009 Director Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on July 28, 2009).*

10.72	Form of 2010 Nonqualified Stock Option Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 16, 2010).*

10.73	Form of 2010 Director Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on August 3, 2010).*

10.74	Form of 2011 Nonqualified Stock Option Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 15, 2011).*

10.75	Form of 2011 Director Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on August 2, 2011).*

10.76	Form of 2012 Nonqualified Stock Option Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 22, 2012).*

10.77	Form of 2012 Performance-Based RSU Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 22, 2012).*

10.78	Form of 2012 Performance Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on February 22, 2012).*

10.79	Form of 2012 Director Restricted Stock Unit Award Agreement (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on July 31, 2012).*

10.80	First Amendment to Paper Purchase Agreement dated June 20, 2013 between Boise White Paper, L.L.C. and OfficeMax Incorporated (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2013).**

10.81	Fourth Amended and Restated Operating Agreement of Boise Cascade Holdings, L.L.C. (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on March 4, 2013).

10.82	2005 Directors Deferred Compensation Plan (Incorporated by reference from OfficeMax Incorporated’s Current Report on Form 8-K, filed with the SEC on December 15, 2004).*

10.83(3)	Deferred Compensation and Benefits Trust, as amended for the Form of Sixth Amendment dated May 1, 2001 (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2001).*

10.84	2001 Board of Directors Deferred Compensation Plan, as amended through September 26, 2003 (Incorporated by reference from OfficeMax Incorporated’s Annual Report on Form 10-K, filed with the SEC on March 2, 2004).*

Exhibit Number	Exhibit

10.85	Amendment to OfficeMax Incorporated 2005 Directors Deferred Compensation Plan (Incorporated by reference from OfficeMax Incorporated’s Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2008).*

21	List of Office Depot, Inc.’s Subsidiaries (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on March 1, 2017).

23.1	Consent of Independent Registered Public Accounting Firm (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on March 1, 2017).

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on March 1, 2017).

31.1	Certification of CEO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) with respect to this Amendment No. 1.

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on March 1, 2017).

31.2	Certification of CFO required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) with respect to this Amendment No. 1.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on March 1, 2017).

(101. INS)	XBRL Instance Document (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on March 1, 2017)

(101. SCH)	XBRL Taxonomy Extension Schema Document (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on March 1, 2017)

(101. CAL)	XBRL Taxonomy Extension Calculation Linkbase Document (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on March 1, 2017)

(101. DEF)	XBRL Taxonomy Extension Definition Linkbase Document (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on March 1, 2017)

(101. LAB)	XBRL Taxonomy Extension Label Linkbase Document (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on March 1, 2017)

(101. PRE)	XBRL Taxonomy Extension Presentation Linkbase Document (Incorporated by reference from Office Depot’s Annual Report on Form 10-K, filed with the SEC on March 1, 2017)

*	Management contract or compensatory plan or arrangement.
**	Denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The confidential portions have been submitted separately to the Securities and Exchange Commission.
(1)	As noted herein, certain documents incorporated by reference in this Exhibit Index have been filed previously by Office Depot, Inc. with the Securities and Exchange Commission, Commission file number 1-10948 and certain documents have been filed previously by OfficeMax Incorporated with the Securities and Exchange Commission, Commission file number 1-5057.
(2)	The Trust Indenture between Boise Cascade Corporation (now OfficeMax Incorporated) and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended, was filed as exhibit 4

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